Form 10-K
period 1993-12-31
MELVILLE CORP
filed 1994-03-31
CIK 64803

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                              FORM 10-K

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 1993
                      COMMISSION FILE NUMBER 1-1011

                         MELVILLE CORPORATION
                         --------------------
        (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               NEW YORK                      04-1611460
      ---------------------------   ------------------------------
       (STATE OF INCORPORATION)    (IRS EMPLOYER IDENTIFICATION NO.)

                   ONE THEALL ROAD, RYE, NY  10580
                   --------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (914) 925-4000

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                         NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                       ON WHICH REGISTERED
- -------------------                       ----------------------
COMMON STOCK (PAR VALUE
$1 PER SHARE)                              NEW YORK STOCK EXCHANGE

4-7/8% CONVERTIBLE SUBORDINATED
DEBENTURES DUE JUNE 1, 1996                NEW YORK STOCK EXCHANGE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES/X/ NO/_/

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN THE DEFINITIVE PROXY STATEMENT INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K, OR ANY AMENDMENT TO THIS FORM 10-K.
YES (NO DISCLOSURES ARE CONTAINED HEREIN) /X/  NO /_/


                                           PAGE 1 OF 2 PAGE COVER PAGE

AS OF MARCH 1, 1994, THE AGGREGATE MARKET VALUE OF THE VOTING STOCK* HELD BY NON-AFFILIATES** WHICH WAS COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS LAST TRADED WAS $3,996,104,076.

NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK (PAR VALUE $1 PER SHARE) AT MARCH 1, 1994: 105,351,156.


                 DOCUMENTS INCORPORATED BY REFERENCE

1.  ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED DECEMBER 31,
1993: PART I, ITEM 1; PART II, ITEMS 5, 6, 7 AND 8; AND PART IV, ITEM
14.

2. PROXY STATEMENT DATED MARCH 14, 1994 ISSUED IN CONNECTION WITH THE ANNUAL MEETING OF SHAREHOLDERS: PART III, ITEMS 10, 11, 12 AND 13.

 * DOES NOT INCLUDE 6,498,514 OUTSTANDING SHARES OF SERIES ONE ESOP CONVERTIBLE PREFERENCE STOCK ("ESOP PREFERENCE STOCK"). AS OF MARCH 1, 1994, EACH SHARE OF ESOP PREFERENCE STOCK IS ENTITLED TO ONE VOTE PER SHARE ON ALL MATTERS SUBMITTED TO A VOTE OF THE HOLDERS OF COMMON STOCK.

**   ONLY STOCK HELD BY DIRECTORS AND OFFICERS IS EXCLUDED.



                                     Page 2 of 2 page Cover Page

Item 1.  Business

        Melville Corporation, a New York corporation (in this Item 1 called the "Company"), is one of the largest diversified specialty retailers in the United States. On December 31, 1993, the Company, through its subsidiaries (which together with the Company throughout this Item 1 are collectively called the "Companies"), operated a total of 7,282 retail stores and leased departments throughout the United States, Puerto Rico, the U.S. Virgin Islands, Canada, the Czech Republic and Slovakia. During 1993 the Companies also manufactured men's and women's footwear in two factories and furniture in five factories.

        The Companies market products in chains of specialty retail stores operating under various trade names. Prescription drugs, health and beauty aids are sold in chains of stores operated under the "CVS", "Peoples", "Standard Drug" and "Austin Drug" trade names. Apparel and accessories are sold in chains of stores under the "Marshalls", "Wilsons Suede & Leather", "Wilsons The Leather Experts", "Bermans", "Bermans The Leather Experts", "Pelle Cuir", "Tannery West", "Snyder Leather Outlets", "Georgetown Leather Design" and "Bob's" trade names. Footwear is sold in chains of stores operated under the "FootAction USA", "FootAction For Kids", "Fan Club", "Thom McAn" and "B.O.Q." trade names and in leased departments in Kmart discount department stores and Pay Less Drug Stores. Toy and hobby products are sold in chains of stores operating under the "Kay-Bee Toys", "Circus World", "K & K Toys", "Toy Works" and "Play Things" trade names. Domestics are sold in a chain of stores operated under the "Linens 'n Things" trade name. Furniture is sold in a chain of stores under the "This End Up" and "Wood's End" trade names.

        In general, the retailing business is seasonal in nature with each particular business of the Company affected, to varying degrees, by certain peak selling periods. The peak selling periods are characterized by inventory build-ups prior to such periods. The build-ups are financed, in part, with the issuance of commercial paper and bank loan participation notes, which are repaid from internally generated funds. To maintain financial flexibility, the Company also has on file with the Securities and Exchange Commission a shelf registration statement for the issuance of up to $300 million in debt securities, including medium term notes. No debt securities have been issued to date, and the Company does not currently have any plans to issue such debt securities under this shelf registration because its capital resources are sufficient to sustain current operations and provide for future growth.

        The Christmas holiday is the most significant seasonal selling period for the Company overall and the peak selling period for its toy and leather apparel businesses. The peak selling periods, other than the Christmas holiday, for the Company's non-leather apparel and footwear businesses coincide with the Easter holiday and the opening of school in the fall. Competition is based upon such factors as price, style, quality and design of product and the layout and location of stores.

        The Company's principal office is located in Rye, New York. As of December 31, 1993, the Companies had approximately 111,000 full and part-time associates.


                     BUSINESS SEGMENT INFORMATION

        The Company is principally a specialty retailer conducting business in four major segments:

   -    Prescription drugs, health and beauty aids retailing.

   - Apparel retailing, which includes men's and women's specialty and leather apparel, brand name and private label apparel for men, women and children.

   - Footwear, which includes retailing of both discount and popular-priced shoes; retailing of brand name shoes and athletic footwear for men, women and children; and footwear manufacturing.

   - Toys and household furnishings, which include retailing of toys, domestics and furniture (as well as furniture manufacturing).

        The financial information concerning industry segments required by Item 101(b) of Regulation S-K is set forth on page 47 of the Company's Annual Report to Shareholders for the year ended
December 31, 1993, and is incorporated herein by reference.


PRESCRIPTION DRUGS, HEALTH AND BEAUTY AIDS RETAILING

        On December 31, 1993, the Companies operated 1,284 prescription drugs, health and beauty aids stores in 15 states and the District of Columbia under the names "CVS", "Peoples", "Standard Drug" and "Austin Drug", 1,081 of which have pharmacies. Net sales for these stores for 1993 represented approximately 38% of the Companies' consolidated net sales.

        These stores are considered "destination" stores and are located primarily in "strip" shopping centers and freestanding units. In the prescription drugs, health and beauty aids retailing business, the Company counts itself among the largest retailers in terms of number of stores in its primary marketing territories, which is the mid-Atlantic and Northeast United States. The monthly business periodical entitled "Chain Drug Review" has ranked CVS fourth in number of stores and fifth in dollar volume and among the top ten drug store chains in the United States based upon dollar volume and store count. These stores also compete with general merchandise stores, supermarkets and mail order pharmacies.


APPAREL RETAILING

        On December 31, 1993, the Companies operated 448 off-price quality brand name family apparel stores in 40 states under the name "Marshalls". These stores are located primarily in "strip" shopping centers in which Marshalls is an "anchor" tenant. Marshalls' net sales for 1993 represented approximately 25% of the Companies' consolidated net sales.

        On December 31, 1993, the Companies operated 631 men's and women's leather and suede apparel and accessory stores, which are located primarily in regional shopping malls, in 45 states and the District of Columbia under the names "Wilsons Suede & Leather", "Wilsons The Leather Experts", "Tannery West", "Bermans The Leather Experts", "Bermans", "Snyder Leather Outlets", "Pelle Cuir" and

"Georgetown Leather Design". Net sales for 1993 in these stores represented approximately 5% of the Companies' consolidated net sales.

        On December 31, 1993, the Companies operated 16 stores selling casual clothing and footwear for the entire family under the name "Bob's" principally in "strip" shopping centers located in Connecticut, Massachusetts, New York and Rhode Island. Net sales at Bob's stores for 1993 represented approximately 2% of the Companies' consolidated net sales.

        In the apparel retailing business, the Company believes it has a significant presence in the markets for the products which it carries; however, such products represent only a small portion of the total apparel market.


FOOTWEAR

        On December 31, 1993, the Companies operated 2,771 leased footwear departments, 391 stores under the names "FootAction USA", "FootAction For Kids" and "Fan Club" and 337 stores under the names "Thom McAn" and "B.O.Q.". Collectively, these leased departments and retail stores are located in all 50 states, Puerto Rico, the U.S. Virgin Islands, the Czech Republic and Slovakia.

        Each of the leased departments is operated by the Company's Meldisco division which sells footwear for the entire family. All but 334 of the leased departments operated during the fiscal year ended December 31, 1993 were located in Kmart discount department stores in the United States, Puerto Rico, the Czech Republic and Slovakia. These 334 leased departments were located in Pay Less Drug Stores, which are owned by Pay Less Drug Stores Northwest, Inc. ("Pay Less").

        Pursuant to an agreement between the Company and Kmart Corporation ("Kmart" then known as S.S. Kresge Company) entered into as of January 1, 1975, and an agreement between the Company and Pay Less dated October 10, 1988, all license agreements relating to such leased departments have terms of 25 years, subject to certain performance standards. Rental payments under all such license agreements are based on a percentage of sales, with additional payments to be made under certain of the license agreements with Kmart based on profits. The Company has a 51% equity interest, and Kmart has a 49% equity interest, in all the subsidiaries which operate leased departments in Kmart stores, with the exception of 42 such subsidiaries in which the Company has a 100% equity interest. The Company has a 100% equity interest in all the subsidiaries which operate leased departments in Pay Less Drug Stores. Aggregate net sales for 1993 of Meldisco leased departments represented approximately 12% of the Companies' consolidated net sales.

        FootAction stores (including Fan Club stores operated as part of the FootAction division) are located primarily in regional shopping malls. These stores specialize in brand name casual and athletic footwear and related apparel for the entire family.
FootAction's net sales for 1993 represented approximately 3% of the Companies' consolidated net sales.

        A majority of the Thom McAn stores are also located in regional shopping malls and substantially all of such stores sell footwear and related items for men and women. Excluded from the operating results of the Thom McAn chain were stores designated to be closed or redeployed under the Company's strategic realignment program announced in 1992. Of the stores excluded, over 200 were closed or redeployed in 1993. Thom McAn's net sales for 1993 represented approximately 2% of the Companies' consolidated net sales.

        The Companies' footwear retailing is primarily in the discount and popular-price categories. However, with the growth of its FootAction division, the Company continues to increase its presence in brand name casual and athletic footwear. During 1993, substantially all of the footwear, as well as all hosiery, handbags and accessories sold in these stores, was purchased from unrelated third parties.

        In the footwear retailing business the Companies, through their retail stores and leased departments, compete with footwear chain store operators and many other types of footwear retailers, e.g., general merchandise stores, traditional department stores, mail order businesses and apparel stores. According to research data provided to the Company by Footwear Market Insights, a management consulting and marketing research company specializing in footwear, the seven largest footwear chain store and leased department operators in the United States, ranked according to the number of pairs of footwear sold and number of retail outlets, account for approximately 40.1% of total footwear pair sales, and the Companies are among such seven largest operators.

        Manufacturing

        As of December 31, 1993, the Company operated two factories in the Southeast United States which produce shoes and contain facilities for product development, product testing and quality control. During 1993, the manufactured footwear represented an insignificant percentage of the total footwear sold by the Companies.
The two factories which produce footwear for the Companies' retail stores will be closed in 1994. The costs associated with the shutdown of the operations were provided for as a part of the strategic realignment charge recorded in 1992.


TOYS AND HOUSEHOLD FURNISHINGS

        On December 31, 1993, the Companies operated 1,026 toy and hobby stores in all 50 states and Puerto Rico under the names
"Kay-Bee Toys", "Circus World", "K & K Toys", "Toy Works" and "Play Things". The "Kay-Bee Toys", "Circus World", "Play Things" and
"K & K Toys" stores are located primarily in regional shopping malls.
The "Toy Works" stores are located primarily in "strip" shopping centers and freestanding units. Excluded from operating results were stores that the Company designated to close or not renew under its strategic realignment program announced in 1992. Of the stores excluded, over 70 were closed in 1993. Net sales in toy and hobby stores for 1993 represented approximately 9% of the Companies' consolidated net sales.

        On December 31, 1993, the Companies operated 143 quality brand name linens, towels, bath and other household items stores, which are located primarily in "strip" shopping centers in 27 states under the name "Linens 'n Things". Linens 'n Things' net sales for 1993 represented approximately 3% of the Companies' consolidated net sales.
        On December 31, 1993, the Companies operated 235 stores retailing a distinctive line of casual crate-designed furniture and coordinated accessories for residential and commercial use, located primarily in regional shopping malls in 33 states and Canada, under the names "This End Up", and "Wood's End". Net sales of furniture for 1993 represented approximately 1% of the Companies' consolidated net sales.

        In the toy retailing business, the Company is among the largest toy and hobby chain store operators in the United States in terms of sales, as well as number of retail outlets. Based upon sales volume, the business periodical "Discount Store News" has ranked Kay-Bee among the top toy specialty chains in the United States.

        In the household furnishings retailing business, the Company believes itself to be a significant factor in the markets for the products which it carries. Based on total revenues, This End Up has been ranked by "Furniture Today", a weekly business periodical, among the top 25 furniture retailers in the United States.


        Manufacturing

        During 1993, the Company, through This End Up Furniture Company, manufactured a distinctive line of casual furniture in five factories located in the Southeast United States. Approximately 99% of the furniture manufactured is sold through the Company's This End Up division. The Company believes that these factories have the capacity to supply all of the sales volume requirements of its "This End Up" and "Wood's End" retail stores and currently these factories supply substantially all of such requirements.

        This End Up Furniture Company manufactures a large portion of its furniture from southern yellow pine, which is in plentiful supply in the Southeastern United States. Southern yellow pine is a renewable resource and most producers have reforestation programs in effect.


ACQUISITIONS

        During 1993, the Company acquired 59 prescription drugs, health and beauty aids stores, 31 leather apparel stores and 10 stores selling branded athletic footwear and apparel.


DISPOSITIONS

        Effective May 17, 1993, the Company completed the sale of all 487 of its Chess King stores; effective May 29, 1993, the Company completed the sale of all of its 103 Prints Plus stores, and effective October 16, 1993, the Company completed the sale of all of its 114 Accessory Lady stores. Net sales for each of these chains in 1993 through their date of disposition represented less than 1% of the Companies' consolidated net sales.

Item 2.  Properties

  The registrant and its subsidiaries lease various retail stores and warehouse, plant and office facilities. Most of these leases contain initial terms ranging from 5 to 25 years and many have options for extension beyond the initial term ranging from 5 to 15 years. Retail stores and office facilities are leased in nearly all cases.

  In the fiscal year ended December 31, 1993, the registrant and its subsidiaries operated fifty-three distribution centers, located in 18 states, containing an aggregate of approximately 10,106,000 square feet. All such distribution centers are leased with the exception of sixteen distribution centers containing an aggregate of approximately 5,053,000 square feet which are owned by the registrant or one of its subsidiaries. Sixteen distribution centers (comprising approximately 3,340,000 square feet) are used in the prescription drugs, health and beauty aids business; ten distribution centers (comprising approximately 3,356,000 square feet) are used in the apparel businesses; ten distribution centers (comprising approximately 1,923,000 square feet) are used in the footwear businesses; and seventeen distribution centers (comprising approximately 1,487,000 square feet) are used in the toys and household furnishings businesses.

        In the fiscal year ended December 31, 1993, the registrant and its subsidiaries operated seven factories, all of which are located in North Carolina. Two are footwear factories, one with the capacity to produce over 1,500,000 pairs of shoes annually. (As discussed above, these two factories will be closed in 1994). Five are furniture factories with the total capacity to produce approximately 780,000 pieces of furniture annually. The registrant or one of its subsidiaries own all of such factories.

Item 3.  Legal Proceedings

        There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the registrant or any of its subsidiaries is a party or of which any of its or their property is the subject.

Item 4.  Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ending December 31, 1993.


                 EXECUTIVE OFFICERS OF THE REGISTRANT

        The following is included as an unnumbered item in Part I of this report since the registrant did not furnish such information in its definitive proxy statement dated March 14, 1994.

                                             Date           Date First
                                             Appointed      Appointed an
                                             to Present     Officer of
Name/Office              Age                 Office         the Registrant
- -----------              ---                 ----------     --------------
James E. Alward           50                  3/17/92          3/17/92
  Vice President

Norman Axelrod            41                  3/07/88          3/07/88
  Vice President
  (President of
  Linens 'n Things)

Warren D. Feldberg        44                  10/18/91         10/18/91
  Vice President
  (Chairman and Chief
  Executive Officer
  of Marshalls)

Michael A. Friedheim      50                  1/01/94          7/14/82
  Vice President
  (Chairman and Chief
  Executive Officer of
  Bob's)

Philip C. Galbo           43                  8/01/89          8/01/89
  Treasurer

                                     Date                Date First
                                     Appointed           Appointed an
                                     to Present          Officer of
Name/Office              Age         Office              the Registrant
- -----------              ---         ----------          --------------
Stanley P. Goldstein      59          1/01/87               4/13/71
  Chairman of the
  Board and Chief
  Executive Officer

Thomas E. Harms           47          3/10/94               3/10/94
  Vice President

Robert G. House           47          9/11/91               9/11/91
  Vice President

Robert D. Huth            48          4/06/87               4/06/87
  Executive Vice
  President and Chief
  Financial Officer

Daniel B. Katz            48          2/19/91               3/12/86
  Senior Vice
  President (President
  of Melville Realty
  Company, Inc.)

William C. Kingsford      47          3/12/86               7/13/79
  Vice President

Jerald L. Maurer          51          1/01/94               1/01/94
  Senior Vice
  President

Larry A. McVey            52          3/14/84               3/14/84
  Vice President
  (President of
  Thom McAn)

John I. Mitchell, Jr.     54          10/12/88              10/12/88
  Vice President and
  Chief Information
  Officer

Ralph T. Parks            48          3/10/94               3/10/94
  Vice President
  (President of
  FootAction)

Jerald S. Politzer        48          10/09/91               6/21/89
  Executive Vice
  President (Acting
  President of Kay-Bee)

                                 Date           Date First
                                 Appointed      Appointed an
                                 to Present     Officer of
Name/Office               Age    Office         the Registrant
- -----------               ---    ----------     --------------
Shahid Quraeshi            45     7/13/88          7/13/88
  Vice President and
  Controller (Principal
  Accounting Officer)

Arthur V. Richards         55     9/13/89          4/12/77
  Vice President
  and Secretary

J. M. Robinson             47     7/13/88          7/13/88
  Vice President
  (President of Meldisco)

Harvey Rosenthal           51     1/01/94         10/17/84
  President and
  Chief Operating
  Officer

Thomas M. Ryan             41     1/01/94          1/01/94
  Vice President
  (President and Chief
  Executive Officer
  of CVS)

Joel N. Waller             53     3/11/87          3/11/87
  Vice President
  (Chairman of Wilsons)


       In each case the term of office extends to the date of the board of directors meeting following the next annual meeting of shareholders of the registrant. In addition to the office(s) which they hold in the registrant as shown above, each of the individuals listed (with the exception of Messrs. Harms, Kingsford, Maurer and House) hold various offices in certain subsidiaries of the registrant. Previous positions and responsibilities held by each of the above officers with the registrant and for each of the above officers who have not held the same office(s) with the same responsibilities for more than the past five years, are indicated below:

         James E. Alward - Director of Taxation (January, 1979 to
                     Present) of the registrant.

         Warren D. Feldberg -  President (January, 1991 to November, 1991)
                      of Target Stores, a division of Dayton Hudson Corporation, Executive Vice President (December, 1988 to January, 1991) of Target Stores, Senior Vice President (March, 1988 to December, 1988) of Target Stores.

         Michael A. Friedheim - Executive Vice President (February,
                     1986 to January, 1994) of the registrant.

         Philip C. Galbo - Assistant Treasurer (October, 1988 to July,
                     1989) of the registrant.

         Thomas E. Harms - Vice President Human Resources (July, 1993
                     to March, 1994) and Director Human Resources
                     (September, 1990 to July, 1993) of the CVS division of the registrant; Director of Personnel of Marshall Field's (August, 1988 to August, 1990).

         Robert G. House - Consultant (January, 1988 to July, 1991) Temple,
                     Barker & Sloane, general management consultants.

         Daniel B. Katz - Vice President (March, 1986 to February, 1991) of
                     the registrant; President (March, 1978 to Present) of Melville Realty Company, Inc., a subsidiary of the registrant.

         Jerald L. Maurer - Corporate Vice President of Strategic Human
                     Resource Management of Aetna Life and Casualty Company (January, 1992 to January, 1994); Vice President of Human Resources (January, 1991 to January 1992) of Medstat Systems, Inc.; Senior Vice President of Human resources (1988 to January, 1990) of John Wiley & Sons, Inc.

         Ralph T. Parks - President of the FootAction division of the registrant (November, 1991 to Present); Executive Vice President and Chief Operating Officer of FootAction, Inc. (March, 1987 to November, 1991).

         Jerald S. Politzer - Group Vice President (June, 1989 to
                     October, 1991) of the registrant; President and Chief Executive Officer (November, 1986 to June, 1989) of G. Fox & Company, a division of The May Department Stores Company.

         Arthur V. Richards - Secretary (April, 1977 to Present), General
                     Counsel (September, 1989 to October, 1990) and General Attorney (April, 1977 to September, 1989) of the registrant.

         Harvey Rosenthal - President and Chief Executive Officer (October,
                     1984 to January, 1994) of the CVS division of the registrant.

         Thomas M. Ryan - Executive Vice President (January, 1990 to
                     January, 1994) and Senior Vice President-Pharmacy (January, 1988 to January, 1990) of the CVS division of the registrant.


                                  Part II

Item 5.  Market Price of and Dividends on the Registrant's
         Common Equity and Related Stockholder Matters

       The number of holders of the registrant's Common Stock, based upon the number of record holders, was 7,600 as of December 31, 1993. All other information required by this item is included in the registrant's Annual Report to Shareholders for the year ended December 31, 1993 on pages 1 and 46 and is incorporated herein by reference.

Item 6.  Selected Financial Data

       The information required by this item is included in the registrant's Annual Report to Shareholders for the year ended December 31, 1993 on page 48 and is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

       The information required by this item is included in the registrant's Annual Report to Shareholders for the year ended December 31, 1993 on pages 30 through 33 and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

       The information required by this item is included in the registrant's Annual Report to Shareholders for the year ended December 31, 1993 on pages 35 through 47, and is incorporated herein by reference.

Item 9.  Changes in and Disagreements with
         Accountants on Accounting and
         Financial Disclosure

       During the registrant's two most recent fiscal years or any subsequent interim period, no event occurred which would require disclosure under this item.


                                  PART III

Item 10.  Directors and Executive Officers of the Registrant

       Information regarding the executive officers is furnished under the heading "EXECUTIVE OFFICERS OF THE
REGISTRANT" in Part I of this report since the registrant did not furnish such information in its definitive proxy statement dated
March 14, 1994.

       The other information required by this item is included in the registrant's definitive proxy statement dated March 14, 1994 on pages 1 through 3 and is incorporated herein by reference.

Item 11.  Executive Compensation

       The information required by this item is included in the registrant's definitive proxy statement dated March 14, 1994 on pages 7 through 13 and is incorporated herein by reference.

Item 12.  Security Ownership of Certain
        Beneficial Owners and Management

       The information required by this item is included in the registrant's definitive proxy statement dated March 14, 1994 on pages 1 through 5 and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
       No information is required to be reported by this item.


                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules
        and Reports on Form 8-K

       (a)  Documents filed as part of this report:

       l. and 2. Financial Statements and Financial Statement
Schedules.

       The consolidated financial statements of Melville Corporation and its subsidiary companies incorporated herein by reference to the Annual Report to Shareholders for the fiscal year ended December 31, 1993 and the related consolidated financial statement schedules are set forth in the index to consolidated financial statements and consolidated schedules on page 26 hereof.

       3.  Exhibits

       (a) The Exhibits filed as part of this report are listed below:

Exhibit
 Table
Number:
- -------
 3 (a)         Restated Certificate of Incorporation, as amended
                     as of April 18, 1990 (incorporated by reference to Exhibit 3 filed with the registrant's
                     Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1990).

 3  (b)        By-Laws, as amended through December 8, 1993.

 4             No instrument which defines the rights of holders of
                     long and intermediate debt of the registrant and its subsidiaries is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A) other than the June 23, 1989 amendment to the Restated Certificate of Incorporation defining the rights of the holders of the Series One ESOP Convertible Preference Stock (see above exhibit table number 3(a)). The registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.


EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

 10 (iii)(A)   (i)  1973 Stock Option Plan (incorporated by
               reference to Exhibit (10) (iii) (A) (i) to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987).

Exhibit
 Table
Number:
- -------        (ii)  1987 Stock Option Plan (incorporated by
                     reference to Exhibit (10) (iii) (A) (iii) to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987).

               (iii) 1989 Directors Stock Option Plan (incorporated
                     by reference to Exhibit B to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

               (iv) Melville Corporation Omnibus Stock Incentive Plan (incorporated by reference to Exhibit B to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989).

               (v) Directors Retirement Plan (incorporated by reference to Exhibit 10(iii)(A)(vi) to registrant's Annual Report on Form 10-K for year ended December 31, 1992).

               (vi) Profit Incentive Plan of Melville Corporation (incorporated by reference to Exhibit A to registrant's definitive Proxy Statement dated March 14, 1994).

 11            Statement re: Computation of Per Share Earnings.

 12            Statement re: Computation of Ratios.

Exhibit
 Table
Number:
- -------
 13            Annual Report to Shareholders for the year ended
                     December 31, 1993. (Except for the portions incorporated herein by reference, such report is furnished for the information of the SEC and is not deemed "filed" as part of this Form 10-K report.)

 18            Letter re: Change in Accounting Principle.

 22            Subsidiaries of the registrant.




               (b) No reports on Form 8-K were filed in the last fiscal quarter ending December 31, 1993.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     MELVILLE CORPORATION

                                     By  /S/ ARTHUR V. RICHARDS
                                        -------------------------------
                                           Arthur V. Richards
                                           Vice President and Secretary

March 30, 1994



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has also been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                          Title                  Date
     ---------                          -----                  ----
                               Chairman of the Board and
                               Director (Chief Executive
/S/ STANLEY P. GOLDSTEIN       Officer)                    March 28, 1994
- ----------------------------
(Stanley P. Goldstein)

                               Executive Vice
                               President and Director
/S/ ROBERT D. HUTH             (Chief Financial Officer)   March 28, 1994
- -----------------------------
(Robert D. Huth)
                               Vice President and
                               Corporate Controller
                               (Principal Accounting
/S/ SHAHID QURAESHI            Officer)                    March 28, 1994
- -----------------------------
(Shahid Quraeshi)


/S/ HYMAN L. BATTLE, JR.       Director                    March 28, 1994
- -----------------------------
(Hyman L. Battle, Jr.)


/S/ ALLAN J. BLOOSTEIN         Director                    March 28, 1994
- -----------------------------
(Allan J. Bloostein)



/S/ JOHN J. CREEDON            Director                    March 28, 1994
- -----------------------------
(John J. Creedon)

     Signature                       Title                   Date
     ---------                       -----                   ----
                               Vice President
/S/ MICHAEL A. FRIEDHEIM       and Director               March 29, 1994
- -----------------------------
(Michael A. Friedheim)


/S/ MICHAEL H. JORDAN          Director                   March 28, 1994
- -----------------------------
(Michael H. Jordan)


/S/ TERRY R. LAUTENBACH        Director                   March 28, 1994
- -----------------------------
(Terry R. Lautenbach)



/S/ THEODORE LEVITT            Director                   March 28, 1994
- -----------------------------
(Theodore Levitt)



/S/ DONALD F. MCCULLOUGH       Director                   March 28, 1994
- -----------------------------
(Donald F. McCullough)


/S/ FRANK MELVILLE             Director                   March 28, 1994
- -----------------------------
(Frank Melville)

                               Executive Vice
                               President and Director     March __, 1994
- -----------------------------
(Jerald S. Politzer)

                               President, Chief
                               Operating Officer
/S/ HARVEY ROSENTHAL           and Director               March 28, 1994
- -----------------------------
(Harvey Rosenthal)


/S/ IVAN G. SEIDENBERG         Director                   March 29, 1994
- -----------------------------
(Ivan G. Seidenberg)


/S/ PATRICIA CARRY STEWART     Director                   March 27, 1994
- -----------------------------
(Patricia Carry Stewart)


/S/ M. CABELL WOODWARD, JR.    Director                   March 28, 1994
- -----------------------------
(M. Cabell Woodward, Jr.)

                 MELVILLE CORPORATION AND SUBSIDIARY COMPANIES

           Index to Consolidated Financial Statements and Schedules


        The consolidated financial statements of Melville Corporation and Subsidiary Companies together with the report on such consolidated financial statements of KPMG Peat Marwick dated February 10, 1994, except as to the subsequent event note, which is as of March 1, 1994, which appear on the pages listed below of the 1993 Annual Report to shareholders, are incorporated by reference in this Annual Report on Form 10-K.
                                                            Page Number
                                                              in 1993
                                                           Annual Report
                                                          to Shareholders
                                                          ---------------
    Independent Auditors' Report .............................. 34
    Consolidated Statements of Earnings for the years
        ended December 31, 1993, 1992 and 1991 ................ 35
    Consolidated Balance Sheets as of December 31,
        1993 and 1992 ..........................................36-37
    Consolidated Statements of Shareholders'
        Equity for the years ended December 31, 1993,
        1992 and 1991 ..........................................38
    Consolidated Statements of Cash Flows for the
        years ended December 31, 1993, 1992 and 1991 ...........39
    Notes to Consolidated Financial Statements .................40-47

    Included in Part IV of this report:                         Page
    Consent of Independent Auditors                             ----
        for Melville Corporation
        and Subsidiary Companies ...............................F-1
    Independent Auditors' Report on Consolidated
        Financial Statement Schedules of Melville Corporation
        and Subsidiary Companies ...............................F-2
    Consolidated Financial Statement Schedules of Melville
          Corporation and Subsidiary Companies for the
          years ended December 31, 1993, 1992 and 1991:
           V - Property, Plant and Equipment ...................S-1
          VI - Accumulated Depreciation and Amortization
                 of Property, Plant and Equipment ..............S-2
        VIII - Valuation and Qualifying Accounts ...............S-3
          IX - Short-Term Borrowings ...........................S-4
           X - Supplementary Consolidated Statements of
                 Earnings Information ..........................S-5

           Schedules not included above have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or related notes.

                                                                                                                        Schedule V
                                                                                                                        ----------
                                        MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
                                                 Property, Plant and Equipment
                                          Years ended December 31, 1993, 1992 and 1991
                                                             ($ in Thousands)


                         Annual        Balance at                                                     Balance at
                      Depreciation     Beginning        Additions       Retirements   Other Changes       End
Classification            Rates         of Year        at Cost (1)         or Sales  Add/(Deduct)(2)    of Year
- --------------        -------------    ----------      -----------     ------------  --------------   ---------
Year ended December
 31, 1993:
  Land                                 $   20,016        $  5,686         $      0     $    (118)    $   25,584
  Buildings and
   improvements     2.5% to 10.0%         173,284          18,139              820        (4,578)       186,025
  Fixture and
   equipment        10.0% to 20.0%        980,604         247,807           90,952       (86,307)     1,051,152
  Leasehold
   improvements     6.7% to 20.0%         640,454         115,090           43,809       (88,332)       623,403
                                       ----------        --------         --------    ----------    -----------
    Total assets
      owned                            $1,814,358        $386,722         $135,581     $(179,335)    $1,886,164
                                       ==========        ========         ========     =========     ==========
  Leased property
   under capital
   leases           3.3% to 12.5%      $   55,706        $      2         $  6,768     $  (1,075)    $   47,865
                                       ==========        ========         ========     =========     ==========

Year ended December
 31, 1992:
  Land                                 $   16,296        $  1,468         $     34     $   2,286     $   20,016
  Buildings and
   improvements     2.5% to 10.0%         144,903          28,993              992           380        173,284
  Fixture and
   equipment        10.0% to 20.0%        902,644         175,243          100,504         3,221        980,604
  Leasehold
   improvements     6.7% to 20.0%         611,684          98,641           57,878       (11,993)       640,454
                                        ---------        --------         --------    ----------    -----------
    Total assets
     owned                           $  1,675,527        $304,345         $159,408      $ (6,106)    $1,814,358
                                       ==========        ========         ========     =========     ==========
  Leased property
   under capital
   leases           3.3% to 12.5%    $     60,755        $   --           $  5,049         --        $   55,706
                                       ==========        ========         ========     =========     ==========
Year ended December
 31, 1991:
  Land                               $     16,322        $   --           $     81      $     55     $   16,296
  Buildings and
   improvements     2.5% to 10.0%         138,266           1,681              267         5,223        144,903
  Fixture and
   equipment        10.0% to 20.0%        819,832         167,115          108,102        23,799        902,644
  Leasehold
   improvements     6.7% to 20.0%         579,228          84,276           57,460         5,640        611,684
                                        ---------        --------         --------    ----------    -----------
    Total assets
     owned                           $  1,553,648        $253,072         $165,910      $ 34,717     $1,675,527
                                       ==========        ========         ========     =========     ==========
  Leased property
   under capital
   leases           3.3% to 12.5%    $     67,350        $   --           $  3,503      $ (3,092)    $   60,755
                                       ==========        ========         ========     =========     ==========

(1) Excludes assets obtained in connection with acquisitions.
(2) Amount primarily represents assets obtained in connection with acquisitions and also reflects disposals of assets in connection with operations sold.

                                                                                                            Schedule VI
                                      MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
                                        Accumulated Depreciation and Amortization
                                               of Property, Plant and Equipment
                                       Years ended December 31, 1993, 1992 and 1991
                                                    ($ in Thousands)





                                                               Charged to                                       Balance
                                            Balance at            Costs                                           at
                                            Beginning              and          Retirements   Other Changes       End
Classification                               of Year            Expenses         or Sales    Add/(Deduct)(1)    of Year
- --------------                              ----------          ---------       -----------  --------------     --------
Year ended December 31, 1993:
  Buildings and improvements                  $ 32,900           $  5,918        $    462       $   (245)      $   38,111
  Fixtures and equipment                       346,706             97,354          61,543        (38,467)         344,050
  Leasehold improvements                       226,881             51,056          27,155        (48,979)         201,803
                                              --------           --------        --------       --------         --------
    Total                                     $606,487           $154,328        $ 89,160       $(87,691)        $583,964
                                              ========           ========        ========       ========         ========

  Leased property under capital leases         $38,538           $  2,578        $  6,768       $ (1,160)        $ 33,188
                                              ========           ========        ========       ========         ========

Year ended December 31, 1992:
  Buildings and improvements                  $ 28,384              5,153        $    623       $    (14)        $ 32,900
  Fixtures and equipment                       324,198             98,520          71,987         (4,025)         346,706
  Leasehold improvements                       217,658             53,503          41,451         (2,829)         226,881
                                              --------           --------        --------       --------         --------
    Total                                     $570,240           $157,176        $114,061       $ (6,868)        $606,487
                                              ========           ========        ========       ========         ========
  Leased property under capital
   leases                                     $ 39,920           $  3,099        $  4,481       $     --         $ 38,538
                                              ========           ========        ========       ========         ========
Year ended December 31, 1991
  Buildings and improvements                  $ 23,596           $  5,082        $    294       $     --         $ 28,384
  Fixtures and equipment                       340,287             82,292         100,421          2,040          324,198
  Leasehold improvements                       224,680             47,787          53,951           (858)         217,658
                                              --------           --------        --------       --------         --------
    Total                                     $588,563           $135,161        $154,666       $  1,182         $570,240
                                              ========           ========        ========       ========         ========
  Leased property under capital
   leases                                      $42,282           $  3,323        $  5,685       $     --         $ 39,920
                                              ========           ========        ========       ========         ========

(1) Amounts represent reclassifications of assets and accumulated depreciation of assets acquired and also reflects disposals in connection with operations sold.

                                                                   Schedule VIII
                                                                   -------------
                MELVILLE CORPORATION AND SUBSIDIARY COMPANIES

                      Valuation and Qualifying Accounts


                   Years ended December 31, 1993, 1992 and 1991

                            ($ in Thousands)




                                            Additions
                               Balance at   Charged to                Balance at
                               Beginning    Costs and                     End
          Description            of Year     Expenses    Deductions(1)  of Year
          ------------         -----------  -----------  ------------- ---------

Accounts Receivable:

 Allowance for Doubtful Accounts:

  Year Ended December 31, 1993   $  25,131   $  23,173   $  15,770    $  32,534
                                  ========    ========    ========     ========

  Year Ended December 31, 1992   $  21,717   $  12,087   $   8,673    $  25,131
                                  ========    ========    ========     ========

  Year Ended December 31, 1991   $  15,170   $  17,642   $  11,095    $  21,717
                                  ========    ========    ========     ========


 (1) Write-offs, net of recoveries

                                                                                   SCHEDULE IX
                                                                                   -----------

                 MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
                            Short-Term Borrowings

                 Years ended December 31, 1993, 1992 and 1991

                              ($ in Thousands)





                                                                                       Weighted
                                                             Maximum      Average     Average
                                                Weighted      Amount       Amount      Interest
                                                Average    Outstanding   Outstaning     Rate
                                 Balance at     Interest    During the    During the   During the
                                End of Year      Rate         Year         Year (A)     Year (A)
                                -----------     --------    ----------    ----------   -----------

 Year Ended December 31, 1993

      Commercial Paper           $    90,000     3.32%   $     875,000   $   464,792     3.08%
                                  ==========    ======    ============    ==========    ======


      Notes payable to banks     $      --       --      $      --       $      --       --
                                  ==========    ======    ============    ==========    ======




 Year Ended December 31, 1992

      Commercial Paper           $      --       --      $     819,950   $   542,171     3.46%
                                  ==========    ======    ============    ==========    ======


      Notes payable to banks     $      --       --      $      --       $      --       --
                                  ==========    ======    ============    ==========    ======


 Year Ended December 31, 1991


      Commercial Paper           $    50,000     4.98%   $     747,750   $   453,398     5.61%
                                  ==========    ======    ============    ==========    ======


      Notes payable to banks     $      --       --      $      --       $      --       --
                                  ==========    ======    ============    ==========    ======

 (A) Calculated on a daily basis.

                                                                  Schedule X
                                                                  ----------


                 MELVILLE CORPORATION AND SUBSIDIARY COMPANIES

        Supplementary Consolidated Statement of Earnings Information


                  Years ended December 31, 1993, 1992 and 1991

                               ($ in Thousands)




                          Amount Charged to Costs and Expenses




              Item                     1993           1992          1991
              ----                     ----           ----          ----


 Taxes, other than payroll and
    income taxes                 $   113,922    $   108,536   $    101,762
                                     =======        =======        =======

 Advertising costs               $   174,297    $   154,839   $    131,092
                                     =======        =======        =======



 Amounts for maintenance and repairs, depreciation and amortization of intangible assets, pre-opening costs and similar deferrals and royalties are not presented as such amounts are less than 1% of sales.

                            CONSENT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Melville Corporation:

We consent to incorporation by reference in the Registration Statements Numbers 33-40251, 33-17181 and 2-97913 on Form S-8 and Numbers 33-62664 and
33-34946 on Form S-3 of Melville Corporation and subsidiary companies of our report dated February 10, 1994, except as to the Subsequent Event note, which is as of March 1, 1994, related to the consoldiated balance sheets of Melville Corporations and subsidiary companies as of December 31, 1993 and 1992, and the related consolidated statements of earnings, shareholders' equity and cash flows and related financial statement schedules for each of the years in the three-year period ended December 31, 1993, which reports appear (or are incorporated by reference) in the December 31, 1993 annual report on Form 10-K of Melville Corporation and subsidiary companies.

Our reports refer to the adoption of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," in 1992 and to a change in the method of determining retail price indices used in the valuation of LIFO inventories in 1993.


                                                  Very truly yours,


                                                  /s/KPMG PEAT MARWICK
                                                  KPMG Peat Marwick


New York, New York
March 30, 1994

                              INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Melville Corporation:

Under date of February 10, 1994, except as to the Subsequent Event note, which is as of March 1, 1994, we reported on the consolidated balance sheets of Melville Corporation and subsidiary companies as of December 31, 1993 and 1992, and related consolidated statements of earnings, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1993, as contained in the 1993 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1993. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed on page 44 of the Annual Report to Stockholders, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," in 1992. Also, as discussed on page 41, the Company changed its method of determining retail price indices used in the valuation of LIFO inventories in 1993.




                                                     /s/KPMG PEAT MARWICK
                                                     KPMG Peat Marwick



New York, New York
February 10, 1994, except as to the Subsequent Event note, which is as of March 1, 1994

                                   INDEX TO EXHIBITS
Exhibit
Table
Number:
- ---------
  3 (a) Restated Certificate of Incorporation, as amended as of April 18, 1990 (incorporated by reference to Exhibit 3 filed with the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1990).

* 3(b)          By-Laws, as amended through December 8, 1993.

  4                  No instrument which defines the rights of holders of long
                and intermediate debt of the registrant and its subsidiaries is filed herewith pursuant to Regulation
                S-K, Item 601(b)(4)(iii)(A) other than the June 23,
                1989 amendment to the Restated Certificate of Incorporation defining the rights of the holders of the Series One ESOP Convertible Preference Stock (see above exhibit table number 3 (a)). The registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

                     EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

Exhibit
Table
Number :
- ------------
  10(iii)(A)     (i) 1973 Stock Option Plan (incorporated by
                     reference to Exhibit (10) (iii) (A) (i) to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987).

                (ii) 1987 Stock Option Plan (incorporated by reference to
                     Exhibit (10) (iii) (A) (iii) to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987).

               (iii) 1989 Directors Stock Option Plan (incorporated by
                     reference to Exhibit B to the registrant's
                     Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

                (iv) Melville Corporation Omnibus Stock Incentive Plan
                     (incorporated by reference to Exhibit B to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989).

                 (v) Directors Retirement Plan (incorporated by reference to
                     Exhibit 10 (iii) (A) (vi) to registrant's Annual Report on Form 10-K for year ended December 31, 1992).

                (vi) Profit Incentive Plan of Melville Corporation
                     (incorporated by reference to Exhibit A to registrant's definitive Proxy Statement dated March 14, 1994).

Exhibit
Table
Number:
- -----------
* 11            Statement re: Computation of Per Share Earnings.

* 12            Statement re: Computation of Ratios.

* 13            Annual Report to Shareholders for the year ended
                     December 31, 1993. (Except for the portions incorporated herein by reference, such report is furnished for the information of the SEC and is not deemed "filed" as part of this Form 10-K report.)

* 18            Letter re: Change in Accounting Principle.

* 22            Subsidiaries of the registrant.