Form 10-Q
period 1994-03-31
MELVILLE CORP
filed 1994-05-16
CIK 64803

Melville Corporation, One Theall Road, Rye, New York 10580,
                           (914) 925-4000 Fax (914) 925-4026

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended          April 2, 1994
                                  ---------------------


Commission File Number         1-1011
                          -------------


                              MELVILLE CORPORATION
 ------------------------------------------------------------------------------
             (Exact Name of registrant as specified in its charter)


                NEW YORK                               04-1611460
- - ------------------------------------------------------------------------------
     (State or other Jurisdiction of         (I.R.S. Employer Identification
     Incorporation or Organization)                      Number)



     One Theall Road, Rye, New York                       10580
- - ------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)


                                 (914) 925-4000
 ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes   X      No
                                       -----       -----


Number of shares outstanding of the issuer's Common Stock:


                  Class                       Outstanding at April 30, 1994
                  -----                       -----------------------------

       Common Stock, $1 par value                      105,452,455

                                     INDEX


Part I. -- Financial Information                                       Page No.
                                                                       --------

     Consolidated Condensed Statements of Operations --
           First Quarter Ended April 2, 1994 and  March 27, 1993       3

     Consolidated Condensed Balance Sheets --
           As of April 2, 1994, December 31, 1993 and  March 27, 1993  4 - 6

     Consolidated Condensed Statements of Cash Flows --
           First Quarter Ended April 2, 1994  and  March 27, 1993      7

     Notes to Consolidated Condensed Financial Statements              8

     Management's Discussion and Analysis of
           Financial Condition and Results of Operations               9 - 11

     Review by Independent Auditors                                    12

     Exhibit  I  --  Report of Review by Independent Auditors          13

Part   II.  --  Other Information                                      14

                 MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)
               ($ and shares in thousands, except per share data)



                                                       First Quarter Ended
                                                    -------------------------
                                                      April 2,    March 27,
                                                        1994        1993
                                                     ----------  ----------
Net sales                                           $2,379,839   $2,033,011
Cost of goods sold, buying and
 warehousing costs                                   1,581,330    1,338,262
                                                    ----------   ----------
                                                       798,509      694,749
                                                    ----------   ----------
Store operating, selling, general and
 administrative expenses                               739,094      675,151
Depreciation and amortization                           51,335       49,291
                                                    ----------   ----------
                                                       790,429      724,442
                                                    ----------   ----------
Operating profit (loss)                                  8,080      (29,693)
Interest expense, net                                    5,332        3,179
                                                    ----------   ----------
Earnings (loss) before income taxes and
 minority interests                                      2,748      (32,872)
Income tax provision (benefit)                             898      (12,636)
                                                    ----------   ----------
Earnings (loss) before minority interests                1,850      (20,236)
Minority interests in net earnings                       4,355        1,450
                                                    ----------   ----------

Net loss                                            $   (2,505)  $  (21,686)
                                                    ==========   ==========

Net loss per share of common stock                  $    (0.06)  $    (0.24)
                                                    ==========   ==========
Dividends per share of common stock                 $     0.38   $     0.38
                                                    ==========   ==========
Weighted average common shares outstanding             105,351      104,754
                                                    ==========   ==========


     See accompanying notes to consolidated condensed financial statements.

                 MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
           As of April 2, 1994, December 31, 1993 and March 27, 1993
                                ($ in thousands)


                                     April 2,                     March 27,
                                       1994       December 31,      1993
ASSETS                              (Unaudited)       1993       (Unaudited)
- - ------                              ----------     -----------   ----------

Current Assets:
 Cash and cash equivalents        $   113,239     $   80,971     $   85,867

 Accounts receivable (net of
  allowance for doubtful accounts
  of $26,387 at April 2, 1994,
  $32,534 at December 31, 1993
  and $29,604 at March 27, 1993)      236,805        243,998        222,809
 Inventories:
  Finished goods                    2,043,314      1,849,651      1,968,463
  Work-in-process                       1,771          1,616            652
  Raw materials and supplies            7,483          7,505         12,137
                                   ----------     ----------     ----------
   Total inventories                2,052,568      1,858,772      1,981,252

 Prepaid expenses                     198,336        214,649        211,613
                                   ----------     ----------     ----------

   Total Current Assets             2,600,948      2,398,390      2,501,541

Property, plant, equipment and
 leasehold improvements, at cost    1,920,992      1,886,164      1,853,904

Less accumulated depreciation and
 amortization                         619,587        583,964        634,500
                                   ----------     ----------     ----------

Net property, plant, equipment and
 leasehold improvements             1,301,405      1,302,200      1,219,404
                                   ----------     ----------     ----------

Goodwill (net of accumulated
 amortization of $84,795 at April 2,
 1994, $81,531 at December 31, 1993
 and $71,867 at March 27, 1993)       438,414        443,678        426,841

Deferred charges and other assets     111,788        113,455        115,597

Leased property under capital leases,
 net of accumulated amortization       14,116         14,677         16,458
                                   ----------     ----------     ----------

   Total Assets                    $4,466,671     $4,272,400     $4,279,841
                                   ==========     ==========     ==========



     See accompanying notes to consolidated condensed financial statements.
                                  (Continued)

                 MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
           As of April 2, 1994, December 31, 1993 and March 27, 1993
               ($ and shares in thousands, except per share data)



                                     April 2,                     March 27,
                                       1994      December 31,      1993
                                   (Unaudited)      1993         (Unaudited)
                                    ----------   -----------     ----------
LIABILITIES
- - ------------
Current Liabilities:
 Accounts payable                 $   631,082    $   567,131    $   603,723

 Accrued expenses                     427,150        585,997        509,350

 Notes payable                        494,000         90,000        400,000

 Federal income taxes payable             --          74,376            --

 Other current liabilities             10,469         10,593          7,857
                                   ----------     ----------     ----------
   Total Current Liabilities        1,562,701      1,328,097      1,520,930
                                   ----------     ----------     ----------

Long-term debt                        341,707        341,763        348,971

Deferred Federal income taxes          86,758         83,333         28,356

Other long-term liabilities           171,399        177,173        262,002

Minority interests in
 subsidiaries                          98,326         93,858        101,698

REDEEMABLE PREFERRED STOCK
- - --------------------------
Cumulative preferred stock, Series B,
 $4.00 dividend, par value $100,
 redeemable at par plus accrued
 dividends; authorized and issued
 17 shares with 4 held in treasury
 as of April 2, 1994, December 31,
 1993 and March 27, 1993                1,330          1,330          1,334


     See accompanying notes to consolidated condensed financial statements.
                                  (Continued)

                     MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
                         CONSOLIDATED CONDENSED BALANCE SHEETS
               As of April 2, 1994, December 31, 1993 and March 27, 1993
                   ($ and shares in thousands, except per share data)



                                     April 2,                     March 27,
                                       1994      December 31,      1993
                                   (Unaudited)      1993         (Unaudited)
                                    ----------   -----------     ----------
SHAREHOLDERS' EQUITY
- - --------------------
Preference stock, $1.00 par value,
 authorized 50,000 shares; Series
 One ESOP Convertible, liquidation
 value $53.45; 6,499 shares issued
 and outstanding at April 2, 1994
 and December 31, 1993, and 6,597
 at March 27, 1993                 $  347,346     $  347,346     $  352,583

Guaranteed ESOP Obligation           (328,570)      (328,570)      (335,877)

Common stock, par value $1.00,
 authorized 300,000 shares;
 issued 111,291 at April 2,
 1994, 111,278 at December 31,
 1993 and 111,189 at March 27,
 1993; outstanding, 105,359 at
 April 2,1994, 105,346 at
 December 31, 1993 and 104,772
 at March 27, 1993, net of
 shares held in treasury              111,291        111,278        111,189

Capital surplus                        42,357         42.123         54,784

Retained earnings                   2,321,678      2,364,322      2,147,303

Common stock in treasury, at
 cost; 5,932 shares at April
 2, 1994 and December 31, 1993,
 and 6,417 at March 27, 1993         (289,652)      (289,653)      (313,432)
                                   ----------     ----------     ----------

 Total Shareholders' Equity         2,204,450      2,246,846      2,016,550
                                   ----------     ----------     ----------

 Total Liabilities and
  Shareholders' Equity             $4,466,671     $4,272,400     $4,279,841
                                   ==========     ==========     ==========



         See accompanying notes to consolidated condensed financial statements.

                     MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
                    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                    ($ in thousands)


                                                      First Quarter Ended
                                                  --------------------------
                                                    April 2,       March 27,
                                                      1994           1993
                                                   ----------     ----------

Net Cash Used in Operating Activities              $(231,969)     $(265,177)
                                                   ---------      ---------
Cash Flows from Investing Activities:

 Additions to property, plant, equipment
  and leasehold improvements                         (64,290)       (59,925)

 Proceeds from the sale or disposal of assets         57,822          7,538

 Acquisitions, net of cash                               --          (4,115)
                                                   ---------      ---------

 Net Cash Used in Investing Activities                (6,468)       (56,502)
                                                   ---------      ---------

Cash Flows from Financing Activities:

 Increase in notes payable                           404,000        400,000

 Decrease in book overdrafts                         (92,389)       (97,990)

 Dividends paid                                      (40,136)       (39,886)

 Decrease in long term debt and obligations
  under capital leases                                (1,203)        (1,252)

 Proceeds from issuance of common stock                  437          1,539

 Other                                                    (4)            (3)
                                                   ---------      ---------

 Net Cash Provided by Financing Activities           270,705        262,408
                                                   ---------      ---------

Net increase (decrease) in cash and cash
 equivalents                                          32,268        (59,271)

Cash and cash equivalents at beginning of year        80,971        145,138
                                                   ---------      ---------

Cash and Cash Equivalents at End of Period         $ 113,239      $  85,867
                                                   =========      =========


         See accompanying notes to consolidated condensed financial statements.

                 MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  ----------------------------------------------------

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of April 2, 1994 and March 27, 1993 and the results of operations and cash flows for the three month periods then ended. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

2. Certain reclassifications have been made to the consolidated condensed financial statements of the prior year to conform to the current year presentation.

3.   Primary earnings (loss) per share is computed by dividing net earnings
     (loss), after deducting net preferred dividends on redeemable preferred stock and Series One ESOP Convertible Preference Stock ("ESOP Preference Stock"), by the weighted average number of common shares outstanding during the period.

     Fully diluted earnings (loss) per share is computed based upon the assumed conversion of the ESOP Preference Stock into common stock. Net earnings (loss) is adjusted for the difference between the current dividend on the ESOP Preference Stock and the common stock, and for certain non-discretionary expenses based on net earnings. The conversion of preferred stock and adjustments described above are anti-dilutive and, therefore, fully diluted earnings (loss) per share has not been presented.

4.   The components of net interest expense are as follows:

                                    First Quarter Ended
                                    -----------------------
                                        April 2,       March 27,
                                        --------       ----------
                                          1994           1993
                                          ----           ----
     ($ in thousands)
     ----------------
     Interest expense                   $ 5,561         $ 3,425
     Interest income                       (177)           (153)
     Capitalized interest                   (52)            (93)
                                        -------         -------
     Interest expense, net              $ 5,332         $ 3,179
                                        =======         =======

5. During the three months ended April 2, 1994 and March 27, 1993, the Company had the following non-cash financing and investing activities:

     ($ in thousands)                               1994             1993
     ----------------                               ----             ----
     Fair value of assets acquired                 $    -          $ 4,237
     Cash paid                                          -            4,115
                                                   -------         -------
     Liabilities assumed                           $    -          $   122
                                                   =======         =======

6. On April 20, 1994, the Company reached a definitive agreement to acquire a chain of 10 stores to sell off-price apparel in Puerto Rico for approximately $21.9 million. The purchase is subject to certain conditions and is expected to close in August.

                     MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
                          MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    ------------------------------------------------


Results of Operations
- - ---------------------

For the First Quarter Ended April 2, 1994 and March 27, 1993
- - ------------------------------------------------------------

     Consolidated net sales for the quarter ended April 2, 1994 were $2.38 billion, an increase of 17.1% over consolidated net sales of $2.03 billion for the quarter ended March 27, 1993. Same store sales increased 5.2% over the prior year's period compared to an increase of 0.8% in 1993.

     Operating results for the quarter were favorably impacted by the timing of the Palm and Easter selling periods which occurred in the first quarter of 1994 as compared to the second quarter of 1993. In addition, the current year's accounting period had six more selling days than the prior year's quarter, which ended on March 27, 1993. Most of the Company's businesses, however, were negatively impacted early in the quarter by inclement weather conditions, especially in their core northeastern markets.

     Consolidated net sales excluded the Chess King, Accessory Lady and Prints Plus divisions after their respective dates of disposition in 1993. Adjusting for these dispositions, consolidated net sales for the quarter would have increased 20.4% over the 1993 quarter. For the year to date period ended April 16, which included the Palm and Easter selling periods in both years, consolidated retail sales, after adjustment for the divisions sold, increased 8.8% and same store sales increased 3.0% over the comparable prior year period.

     For the first quarter of 1994, the Company reported a consolidated net loss of $2.5 million compared to a consolidated net loss of $21.7 million for the first quarter of 1993. The consolidated net loss per share was $0.06 for the current year period as compared to $0.24 per share last year.

     For the quarter ended April 2, 1994, net sales for the prescription drugs, health and beauty aids segment increased 21.2% over the prior year period while same store sales increased 7.0%, as compared to an increase of 4.7% in 1993. Sales in 1994 benefitted from improved customer traffic from the May 1993 promotion to re-introduce the renovated Peoples stores, improved front store business and the continued growth of the pharmacy business. Gross margin as a percentage of net sales for the segment declined due to an increase in the proportion of lower margined prescription sales to total sales. This segment's share of consolidated net sales in the first quarter of 1994 and 1993 was 43.3% and 41.8%, respectively.

     Net sales for the apparel segment increased 11.1% in the first quarter of 1994 compared to the prior year period. Adjusting for the exclusion of Chess King and Accessory Lady after their disposals, net sales for this segment increased 20.1%. Same store sales increased 3.0% compared to a decrease of 4.1% in 1993. Positive sales results were reported at Marshalls as it rebounded in February and March from the effects of severe weather conditions in January. Wilsons continued to be adversely affected, however, by the cyclical nature of the leather apparel business. Gross margin for the segment as a percentage of net sales decreased as higher markdowns at Wilsons and the exclusion of higher margined businesses sold in 1993 offset margin improvements at Marshalls. For the first quarter of 1994, this segment represented 29.1% of consolidated net sales as compared to 30.7% in the same period last year.

     The footwear segment experienced an increase in net sales of 18.1% for the quarter ended April 2, 1994 compared to the same period in 1993. This segment reported a 3.0% increase in same store sales during the first quarter of 1994 as compared to a 0.1% increase for the comparable prior year period. Net sales for the segment were positively impacted by the timing of the Easter holiday and favorable results at Meldisco, which offset the disappointing performance of FootAction. Additionally, Thom McAn saw positive results in its ongoing product lines which have partially offset the impact of discontinuing its men's athletic and children's lines. Gross margin as a percentage of net sales was impacted by higher markdowns at Meldisco and FootAction. For the first quarter of 1994, this segment represented 16.0% of consolidated net sales, compared to 15.8% for the first quarter of 1993.


                                      (continued)
                                            9

                     MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
                          MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    ------------------------------------------------

     Net sales in the toys and household furnishings segment increased 16.3% in the first quarter of 1994 as compared to the prior year period. Adjusting for the exclusion of Prints Plus after its date of disposition, net sales for this segment increased 21.1% for the quarter. Same store sales increased 6.4% for the quarter compared to an increase of 2.0% in the first quarter of last year. Segment results were impacted positively by strong same store sales at Kay-Bee, largely attributable to the increased availability of closeout merchandise and the favorable impact of its repricing strategy. Linens 'n Things continued to yield strong sales growth from the further expansion of its superstore base and the continued expansion of its product offerings. Gross margin as a percentage of net sales declined from the prior year due to changes in sales mix within the segment. This segment's net sales for the first quarter of 1994 represented 11.6% of the consolidated total as compared to 11.7% in 1993.

     Cost of goods sold, buying and warehousing costs as a percentage of consolidated net sales was 66.4% in the first quarter of 1994, compared to 65.8% in 1993. The increase resulted primarily from a change in sales mix toward lower margined categories, as well as increased markdowns.

     Store operating, selling, general and administrative expenses were 31.1% of consolidated net sales for the first quarter of 1994 compared to 33.2% in the prior year quarter. The achievement of favorable variances were due in part to the leverage resulting from holiday sales as well as more stringent management of variable expenses.

     Depreciation and amortization expense as a percentage of consolidated net sales was 2.2% for the first quarter of 1994 as compared to 2.4% in the 1993 quarter, reflecting the lower store base resulting from our 1993 dispositions and the leveraging of costs resulting from holiday sales.

     Net interest expense totalled $5.3 million for the first three months of 1994 as compared to $3.2 million in the first three months of 1993. The increase in 1994 reflected the higher level of short-term borrowings as well as increased borrowing rates.

     Minority interests in net earnings for the first quarter of 1994 were 0.2% of consolidated net sales versus 0.1% in the first quarter of 1993 and are based on the profitability of the related operations.

     The Company's effective tax rate for the quarter was 32.7%, compared to 38.4% in the first quarter of 1993. The lower effective tax rate in 1994 is due to the relative mix of our businesses and the impact of the incomparability of earnings between the two periods.

Financial Condition and Liquidity

     Inherent in the seasonality of the specialty retailing business are cyclical buildups of inventory prior to peak selling periods, the more significant of which are Christmas, Palm and Easter and Back-to-School. Although the Company finances its growth in operations and working capital requirements primarily through internally generated funds, short-term borrowings are also used to finance these seasonal inventory buildups. The short-term borrowings reach a peak in the Fall and are generally paid off with internally generated funds by year end.

     For the three months ended April 2, 1994, cash and cash equivalents increased $32.3 million to $113.2 million as compared to a decrease of $59.3 million to $85.9 million for the first three months of 1993. The Company had short term borrowings of $494.0 million outstanding at April 2, 1994 and $400.0 million at March 27, 1993. The increase in the level of short term borrowings was due primarily to maintenance of higher inventories for new stores and an expansion to larger store formats at several divisions.

     Net accounts receivable decreased by $7.2 million for the three months ended April 2, 1994 as compared to a decrease of $22.4 million for the three months ended March 27, 1993, due primarily to the timing of receipts from third party payors and licensors. The 1994 decrease reflected the sale of a $29.4 million note recorded in connection with the sale of Chess King in 1993, offset by higher receivables from holiday sales at the end of the quarter. The lower reserve for doubtful accounts in 1994 was due to the sale or settlement of notes receivable from the purchasers of Chess King and Freddy's.


                                      (continued)
                                           10

                     MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
                          MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    ------------------------------------------------

     Prepaid expenses decreased $16.3 million in the first three months of 1994 as compared to a decrease of $33.2 million in 1993. The decrease was due to the deferred tax effect of utilizing reserves established in connection with the strategic realignment charge recorded in the fourth quarter of 1992 and the timing of rental payments.

     For the three months ended April 2, 1994, inventories increased $193.8 million to $2.1 billion. For the three months ended March 27, 1993, inventories increased $174.7 million to $2.0 billion. The larger increase in 1994 reflected the relatively higher stock levels required for the Company's larger store formats offset by the benefits of inventory management initiatives and lower LIFO reserves.

     The decrease in accounts payable and accrued expenses of $94.9 million for the three months ended April 2, 1994, as compared to a decrease of $172.6 million in 1993, was primarily due to the timing of payments and relative levels of inventories maintained at each period end, as well as utilization in 1993 of certain reserves established in connection with the 1992 strategic realignment program.

     Capital additions of $64.3 million and $59.9 million in the first three months of 1994 and 1993, respectively, represented expenditures primarily for improvements to new and existing leased store locations, store equipment, information systems and distribution and office facilities.

                             REVIEW BY INDEPENDENT AUDITORS



     The April 2, 1994 and March 27, 1993 consolidated condensed financial statements included in this filing on Form 10-Q have been reviewed by KPMG Peat Marwick, independent auditors, in accordance with established professional standards and procedures for such a limited review.

     The report of KPMG Peat Marwick, commenting on their review, is included herein as Part I - Exhibit 1.

                                                            Part 1 - Exhibit 1







                              INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders of
Melville Corporation:

We have reviewed the consolidated condensed balance sheets of Melville Corporation and subsidiary companies as of April 2, 1994 and March 27, 1993, and the related consolidated condensed statements of operations and cash flows for the quarters ended April 2, 1994 and March 27, 1993. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated condensed financial statements referred to above for them to be in conformity with general accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Melville Corporation and subsidiary companies as of December 31, 1993 and the related consolidated statements of earnings, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 10, 1994, except as to the Subsequent Event note, which is as of March 1, 1994, we expressed an unqualified opinion on those consolidated financial statements. Our report referred to above contains an explanatory paragraph that states that the Company changed its method of determining retail price indices used in the valuation of LIFO inventories in 1993. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1993, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/S/KPMG Peat Marwick



New York, New York
April 26, 1994

                            Part  II.  -  OTHER INFORMATION



Item  6  -  Exhibits and Reports on Form 8-K


     a)
                                     EXHIBIT INDEX


     Exhibit
     -------

     11   Computation of Per Share Earnings

     15   Letter re:  Unaudited Interim Financial Information

     b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended April 2, 1994.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  MELVILLE CORPORATION
                                  --------------------
                                      (REGISTRANT)



                               /S/  ROBERT D. HUTH
                               -------------------------------
                                   Robert D. Huth
                                   Executive Vice President
                                   and Chief Financial Officer

Date:  May 13, 1994
       ----------------