Form 10-Q
period 1994-06-30
MELVILLE CORP
filed 1994-08-12
CIK 64803

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended          June 30, 1994


Commission File Number         1-1011


                              MELVILLE CORPORATION
- -------------------------------------------------------------------------------
             (Exact Name of registrant as specified in its charter)


            NEW YORK                                   04-1611460
(State or other Jurisdiction of         (I.R.S. Employer Identification Number)
 Incorporation or Organization)



     One Theall Road, Rye, New York                       10580
- -------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

                                 (914) 925-4000
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                    Yes   X          No
                                                        ----            -----

Number of shares outstanding of the issuer's Common Stock:


               Class                            Outstanding at July 30, 1994
               -----                            ----------------------------
     Common Stock, $1 par value                           105,515,910

                                     INDEX


Part   I.  -  Financial Information                                     Page No.
                                                                        --------

     Consolidated Condensed Statements of Earnings -
             Second Quarter and Six Months
             Ended June 30, 1994 and 1993                                 3

     Consolidated Condensed Balance Sheets -
             As of June 30, 1994, December 31, 1993 and  June 30, 1993    4 - 6


     Consolidated Condensed Statements of Cash Flows -
             Six Months Ended June 30, 1994 and 1993                      7


     Notes to Consolidated Condensed Financial Statements                 8


     Management's Discussion and Analysis of
             Financial Condition and Results of Operations               9 - 12


     Review by Independent Auditors                                      13


     Exhibit  I  - -  Report of Review by Independent Auditors           14


Part   II.  -  Other Information                                         15

                 MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                  (Unaudited)
               ($ and shares in thousands, except per share data)


                                            Second Quarter Ended June 30,             Six Months Ended June 30,
                                            -----------------------------             -------------------------
                                               1994                1993                1994                1993
                                            ----------          ----------          ----------          ----------

Net sales                                   $2,507,469          $2,537,395          $4,887,309          $4,570,406
Cost of goods sold, buying
   and warehousing costs                     1,605,241           1,610,560           3,186,572           2,948,822
                                            ----------          ----------          ----------          ----------
                                               902,228             926,835           1,700,737           1,621,584
                                            ----------          ----------          ----------          ----------
Store operating, selling, general
   and administrative expenses                 761,057             731,043           1,501,387           1,406,194
Depreciation and amortization                   52,159              49,559             103,494              98,850
                                            ----------          ----------          ----------          ----------
                                               813,216             780,602           1,604,881           1,505,044
                                            ----------          ----------          ----------          ----------
Operating profit                                89,012             146,233              95,856             116,540
Interest expense, net                            5,405               3,934               9,501               7,113
                                            ----------          ----------          ----------          ----------
Earnings before income taxes
   and minority interests                      83,607             142,299              86,355             109,427

Provision for income taxes                      22,975              52,154              23,873              39,518
                                            ----------          ----------          ----------          ----------
Earnings before minority interests              60,632              90,145              62,482              69,909

Minority  interests in net earnings             15,030              15,620              19,385              17,070
                                            ----------          ----------          ----------          ----------
Net earnings                                   $45,602          $   74,525   $          43,097           $  52,839
                                            ==========          ==========          ==========          ==========

Net earnings per share of common stock           $0.39          $     0.67   $            0.33           $    0.43
                                            ==========          ==========          ==========          ==========
Dividends per share of common stock              $0.38          $     0.38   $            0.76           $    0.76
                                            ==========          ==========          ==========          ==========
Weighted average common shares outstanding     105,447             104,994             105,404             104,888
                                            ==========          ==========          ==========          ==========


     See accompanying notes to consolidated condensed financial statements.

                 MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
            As of June 30, 1994, December 31, 1993 and June 30, 1993
                                ($ in thousands)


                                                   June 30,       December 31,     June 30,
                                                     1994             1993           1993
                                                 (Unaudited)                      (Unaudited)
                                                 -----------      ------------    -----------

ASSETS

Current Assets:
  Cash and cash equivalents                      $   70,852       $   80,971      $   74,729
  Accounts receivable (net of allowance
   for doubtful accounts of $22,917
   at June 30, 1994, $32,534 at
   December 31, 1993  and $23,162 at
   June 30, 1993)                                   217,819          243,998         248,088
  Inventories
   Finished goods                                 2,083,544        1,849,651       1,884,642
   Work-in-process                                      201            1,616             679
  Raw materials and supplies                         11,095            7,505          13,058
                                                 ----------       ----------      ----------
   Total inventories                              2,094,840        1,858,772       1,898,379
  Prepaid expenses                                  190,580          214,649         194,357
                                                 ----------       ----------      ----------
   Total Current Assets                           2,574,091        2,398,390       2,415,553
Property, plant, equipment and leasehold
 improvements,  at cost                           1,978,855        1,886,164       1,836,340
Less accumulated depreciation and
 amortization                                       633,345          583,964         618,088
                                                 ----------       ----------      ----------
Net property, plant, equipment and
 leasehold improvements                           1,345,510        1,302,200       1,218,252
                                                 ----------       ----------      ----------
Goodwill (net of accumulated amortization
 of $88,043 at June 30, 1994,
 $81,531 at December 31, 1993
 and $75,081 at June 30, 1993)                      436,215          443,678         424,021

Deferred charges and other assets                   107,745          113,455         112,716

Leased property under capital leases,
 net of accumulated amortization                     13,555           14,677          15,636
                                                 ----------       ----------      ----------
   Total Assets                                  $4,477,116       $4,272,400      $4,186,178
                                                 ==========       ==========      ==========



     See accompanying notes to consolidated condensed financial statements.
                                  (continued)

                 MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
            As of June 30, 1994, December 31, 1993 and June 30, 1993
               ($ and shares in thousands, except per share data)


                                                     June 30,      December 31,      June 30,
                                                       1994            1993            1993
                                                   (Unaudited)                     (Unaudited)
                                                   -----------     ------------    -----------

LIABILITIES

Current Liabilities:
  Accounts payable                                  $ 626,081       $ 567,131       $ 522,938

  Accrued expenses                                    416,276         585,997         453,579

  Notes payable                                       529,100          90,000         456,500

  Federal income taxes payable                          8,071          74,376               -

  Other current liabilities                            10,470          10,593           7,437
                                                    ---------       ---------       ---------
     Total Current Liabilities                      1,589,998       1,328,097       1,440,454
                                                    ---------       ---------       ---------
Long-term debt                                        341,661         341,763         348,928

Deferred Federal income taxes                          88,552          83,333          34,516

Other long-term liabilities                           167,222         177,173         242,810

Minority interests in subsidiaries                     75,423          93,858          62,933


REDEEMABLE PREFERRED STOCK

Cumulative preferred stock, Series B,
   $4.00 dividend, par value $100, redeemable
   at par plus accrued dividends; authorized
   and issued 17 shares with 4  held
   in treasury as of  June 30, 1994,
   December 31, 1993 and  June 30, 1993                 1,330           1,330           1,334







     See accompanying notes to consolidated condensed financial statements.
                                  (continued)

                 MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
            As of June 30, 1994, December 31, 1993 and June 30, 1993
               ($ and shares in thousands, except per share data)


                                                             June 30,      December 31,       June 30,
                                                               1994            1993             1993
                                                           (Unaudited)                      (Unaudited)
                                                           -----------     ------------     -----------

SHAREHOLDERS' EQUITY
Preference stock, $1.00 par value,
  authorized 50,000 shares; Series
  One ESOP Convertible, liquidation value $53.45;
  6,443 shares issued and outstanding at June 30
  1994, 6,499 at December  31, 1993, and
  6,561 at June 30, 1993                                  $  344,379       $  347,346       $  350,664


Guaranteed ESOP Obligation                                  (328,570)        (328,570)        (335,877)

Common stock, par value $1.00, authorized
  300,000 shares; issued 111,385 at June 30,
  1994, 111,278 at December 31, 1993 and
  111,223 at June 30, 1993; outstanding,
  105,508 at June 30, 1994, 105,346 at
  December 31, 1993 and 105,229 at
  June 30, 1993, net of shares held in
  treasury                                                   111,385          111,278          111,223


 Capital surplus                                              45,624           42,123           39,739

 Retained earnings                                         2,327,043        2,364,322        2,182,150

 Common stock in treasury, at cost; 5,877
  shares at June 30, 1994, 5,932 at
  December 31, 1993, and  5,994 at
  June 30, 1993                                             (286,931)        (289,653)        (292,696)
                                                          ----------       ----------       ----------
    Total Shareholders' Equity                             2,212,930        2,246,846        2,055,203
                                                          ----------       ----------       ----------
    Total  Liabilities and
      Shareholders'  Equity                               $4,477,116       $4,272,400       $4,186,178
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

                 MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                ($ in thousands)

                                                              Six Months Ended
                                                         ----------------------------
                                                          June 30,          June 30,
                                                            1994              1993
                                                         ----------        ---------

Net Cash Used in Operating Activities                     $(145,860)       $(150,752)

Cash Flows from Investing Activities:
  Additions to property, plant, equipment
    and leasehold improvements                             (155,815)        (151,037)
  Proceeds from sale or disposal of assets                   64,084           48,713
  Acquisitions, net of cash                                      -           (14,273)
                                                          ----------       ---------
  Net Cash Used in Investing Activities                     (91,731)        (116,597)
                                                         ----------        ---------
  Cash Flows from Financing Activities:
    Increase in notes payable                               439,100          456,500
    Decrease in book overdrafts                             (93,067)        (122,643)
    Dividends paid                                         (118,469)        (134,356)
    Decrease in long-term debt and obligations under
      capital leases                                         (2,046)          (5,648)
    Proceeds from issuance of common stock                    1,954            3,090
    Other                                                         -               (3)
                                                         ----------        ---------
    Net Cash Provided by Financing Activities               227,472          196,940
                                                         ----------        ---------
Net decrease  in cash and cash equivalents                  (10,119)         (70,409)
Cash and cash equivalents at beginning of year               80,971          145,138
                                                         ----------        ---------
Cash and Cash Equivalents at End of Period                $  70,852        $  74,729
                                                          =========        =========



     See accompanying notes to consolidated condensed financial statements.

                 MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1994 and 1993 and the results of operations for the second quarter and six month periods then ended and of cash flows for the six month periods then ended. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

2. Certain reclassifications have been made to the consolidated condensed financial statements of the prior year to conform to the current year presentation.

3. Primary earnings per share is computed by dividing net earnings, after deducting net preferred dividends on redeemable preferred stock and Series One ESOP Convertible Preference Stock ("ESOP Preference Stock"), by the weighted average number of common shares outstanding during the period. Fully diluted earnings per share is computed based upon the assumed conversion of the ESOP Preference Stock into common stock. Net earnings is adjusted for the difference between the current dividend on the ESOP Preference Stock and the common stock, and for certain non-discretionary expenses based on net earnings. The conversion of the ESOP Preference Stock and adjustments described above are immatrerial or anti-dilutive and, therefore, fully diluted earnings per share has not been presented.

4.   The components of net interest expense are as follows:

                                     Second Quarter              Six Months
                                     Ended June 30,             Ended June 30
                                  ------------------        --------------------
                                  1994          1993        1994           1993
                                  ----          ----        ----           ----
     ($ in thousands)
     ----------------
     Interest expense           $5,704         $4,109      $10,029       $7,535
     Interest income              (160)           (49)        (337)        (203)
     Capitalized interest         (139)          (126)        (191)        (219)
                                ------         ------      -------       ------
     Interest expense, net      $5,405         $3,934      $ 9,501       $7,113
                                ======         ======      =======       ======

5. During the six months ended June 30, 1994 and 1993, the Company had the following non-cash financing and investing activities:

     ($ in thousands)                                        1994         1993
     ----------------                                        ----         ----
     Performance share awards                               $1,558      $     -
                                                           =======      =======

     Fair value of assets acquired                         $     -      $10,680
     Cash paid                                                   -       10,488
                                                           -------      -------
     Liabilities assumed                                   $     -      $   192
                                                           =======      =======

     Book value of stock reissued from treasury in
        connection with pooling of interests               $     -      $18,976
                                                           =======      =======
     Note received for operations sold                     $     -      $29,413
                                                           =======      =======

6. On August 1, 1994, the Company completed the acquisition of a chain of 10 stores to sell off-price apparel in Puerto Rico for approximately $22.5 million. Pro forma financial results have not been presented for this acquisition as the operations are not material to the consolidated condensed financial statements of the Company.

                 MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------
Results of Operations
- ---------------------
For the Second Quarter Ended June 30, 1994 and 1993
- ---------------------------------------------------

     Consolidated net sales for the quarter ended June 30, 1994 were $2.51 billion, a decrease of 1.2% from consolidated net sales of $2.54 billion for the quarter ended June 30, 1993. Same store sales increased 1.9% over the prior year's period compared to an increase of 0.4% in 1993.

     Operating results for the quarter were unfavorably impacted by the timing of the Palm and Easter selling periods which occurred in the first quarter of 1994 as compared to the second quarter of 1993. In addition, the current year's accounting period had six fewer selling days than the prior year's quarter.

     Consolidated net sales excluded the Chess King, Accessory Lady and Prints Plus divisions after their respective dates of disposition in 1993. Adjusting for these dispositions, consolidated net sales for the quarter would have increased 0.6% over the 1993 quarter.

     For the second quarter of 1994, the Company reported consolidated net earnings of $45.6 million compared to consolidated net earnings of $74.5 million for the second quarter of 1993. Consolidated net earnings per share was $0.39 for the current year period as compared to $0.67 per share last year.

     For the quarter ended June 30, 1994, net sales for the prescription drugs, health and beauty aids segment increased 0.1% from the prior year period while same store sales increased 4.0%, as compared to an increase of 4.8% in 1993. Sales in 1994 benefited from improved front store business and the increased growth of the pharmacy business. Gross margin as a percentage of net sales for this segment declined due to an increase in the proportion of lower margined prescription sales to total sales. This segment's share of consolidated net sales in the second quarter of 1994 and 1993 was 40.8% and 40.3%, respectively.

     Net sales for the apparel segment decreased 2.2% in the second quarter of 1994 compared to the prior year period. Adjusting for the exclusion of Chess King and Accessory Lady after their disposals, net sales for this segment would have increased 2.8%. Same store sales increased 0.2% compared to a decrease of 2.5% in 1993. Positive sales results were reported at Wilsons due primarily to growth in accessories sales. Marshalls continued to be adversely affected, however, by competitive and promotional factors in the apparel business. Gross margin for the segment as a percentage of net sales decreased due to higher markdowns at Marshalls and Wilsons and the exclusion of higher margined businesses sold in 1993. For the second quarter of 1994, this segment represented 30.9% of consolidated net sales as compared to 31.2% in the same period last year.

     The footwear segment experienced a decrease in net sales of 2.8% for the quarter ended June 30, 1994 compared to the same period in 1993. This segment reported a 0.7% decrease in same store sales during the second quarter of 1994 as compared to a 0.6% decrease for the comparable prior year period. The decrease in net sales for the segment were attributable to Meldisco, which was adversely impacted by the timing of the Easter holiday and weather conditions, and due to the disappointing performance of FootAction. Thom McAn, however, reported continued positive results in its ongoing product lines which partially offset the impact of discontinuing its men's athletic and children's lines. Gross margin as a percentage of net sales improved for the segment as lower markdowns at Thom McAn offset higher markdowns at FootAction, while gross margin at Meldisco was flat with last year as a percentage of net sales. For the second quarter of 1994, this segment represented 17.7% of consolidated net sales, compared to 18.0% for the second quarter of 1993.





                                  (continued)

                 MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

     Net sales in the toys and household furnishings segment decreased 0.4% in the second quarter of 1994 as compared to the prior year period. Adjusting for the exclusion of Prints Plus after its date of disposition, net sales for this segment would have increased 1.9% for the quarter. Same store sales increased 2.8% for the quarter compared to a decrease of 5.3% in the second quarter of last year. Segment results were impacted positively by strong same store sales at Kay-Bee, largely attributable to the strong sales of male action figures and licensed product, and the increased availability of closeout merchandise. Linens 'n Things continued to yield strong sales growth from the increase in its superstore base and the continued expansion of its product offerings. Gross margin as a percentage of net sales declined from the prior year due to changes in sales mix within the segment and higher markdowns at Kay-Bee. This segment's net sales for the second quarter of 1994 represented 10.6% of the consolidated total as compared to 10.5% in 1993.

     Cost of goods sold, buying and warehousing costs as a percentage of consolidated net sales was 64.0% in the second quarter of 1994, compared to 63.5% in 1993. The increase resulted primarily from a change in sales mix toward lower margined categories, as well as increased markdowns.

     Store operating, selling, general and administrative expenses were 30.4% of consolidated net sales for the second quarter of 1994 compared to 28.8% in the prior year quarter. The increase was due primarily to the absence of holiday sales, which hindered the Company's ability to fully leverage fixed costs.

     Depreciation and amortization expense as a percentage of consolidated net sales was 2.1% for the second quarter of 1994 as compared to 2.0% in the 1993 quarter, reflecting the effect of the timing of holiday sales.

     Net interest expense totalled $5.4 million for the second quarter of 1994 as compared to $3.9 million in the second quarter of 1993. The increase in 1994 reflected the higher level of short-term borrowings as well as increased borrowing rates.

     Minority interests in net earnings for the second quarter were 0.6% of consolidated net sales in both 1994 and 1993 and are based on the profitability of the related operations.

     The Company's effective tax rate for the quarter was 27.5%, compared to 36.7% in the second quarter of 1993. The lower effective tax rate in 1994 is due to the relative mix of our businesses and the impact of the incomparability of earnings between the two periods.

For the Six Months Ended June 30, 1994 and 1993
- -----------------------------------------------

     Consolidated net sales for the six months ended June 30, 1994 were $4.89 billion, an increase of 6.9% over consolidated net sales of $4.57 billion for the six months ended June 30, 1993. Same store sales increased 3.5% over the prior year's period compared to an increase of 0.6% in 1993.

     Consolidated net sales excluded the Chess King, Accessory Lady and Prints Plus divisions after their respective dates of disposition in 1993. Adjusting for these dispositions, consolidated net sales for the six months would have increased 9.3% over the 1993 period.

     For the first six months of 1994, the Company reported consolidated net earnings of $43.1 million compared to consolidated net earnings of $52.8 million for the 1993 period. Consolidated net earnings per share was $0.33 for the current year period as compared to $0.43 per share last year.



                                  (continued)
                                       10

                 MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

     For the six months ended June 30, 1994, net sales for the prescription drugs, health and beauty aids segment increased 9.7% over the prior year period while same store sales increased 5.5%, as compared to an increase of 4.7% in 1993. Sales in 1994 benefited from improved customer traffic from the May 1993 promotion to re-introduce the renovated Peoples stores, improved front store business and the continued growth of the pharmacy business, which offset the negative impact of unfavorable weather conditions in the Northeast during the first quarter. Gross margin as a percentage of net sales for the segment declined due to an increase in the proportion of lower margined prescription sales to total sales. This segment's share of consolidated net sales in the first six months of 1994 and 1993 was 42.0% and 41.0%, respectively.

     Net sales for the apparel segment increased 3.7% in the first six months of 1994 compared to the prior year period. Adjusting for the exclusion of Chess King and Accessory Lady after their disposals, net sales for this segment would have increased 10.3%. Same store sales increased 1.5% compared to a decrease of 3.3% in 1993. Moderate sales improvements were reported at Marshalls as it continued to be adversely affected by competitive and promotional factors in the apparel business, and from poor weather in January. Wilsons, however, experienced positive results, primarily in its expanded accessories lines. Gross margin for the segment as a percentage of net sales decreased due to higher markdowns and the exclusion of higher margined businesses sold in 1993. For the first half of 1994, this segment represented 30.0% of consolidated net sales as compared to 31.0% in the same period last year.

     The footwear segment experienced an increase in net sales of 5.9% for the six months ended June 30, 1994 compared to the same period in 1993. This segment reported a 1.0% increase in same store sales during the first six months of 1994 as compared to a 0.3% decrease for the comparable prior year period. Net sales for the segment were positively impacted by favorable results at Meldisco in the first quarter, which offset the disappointing performance of FootAction. Additionally, Thom McAn saw positive results in its ongoing product lines which have partially offset the impact of discontinuing its men's athletic and children's lines. Gross margin as a percentage of net sales was impacted by higher markdowns at Meldisco and FootAction. For the six month period of 1994, this segment represented 16.9% of consolidated net sales, compared to 17.0% for the first six months of 1993.

     Net sales in the toys and household furnishings segment increased 7.4% in the first six months of 1994 as compared to the prior year period. Adjusting for the exclusion of Prints Plus after its date of disposition, net sales for this segment would have increased 10.9% for the six months. Same store sales increased 4.6% for the first half of 1994 compared to a decrease of 2.0% in the first six months of last year. Segment results were impacted positively by strong same store sales at Kay-Bee, largely attributable to strong sales of male action figures and licensed product, increased availability of closeout merchandise and the favorable impact of its repricing strategy. Linens 'n Things continued to yield strong sales growth from the increased growth of its superstore base and the continued expansion of its product offerings. Gross margin as a percentage of net sales declined from the prior year due to higher markdowns at Kay-Bee and changes in sales mix within the segment. This segment's net sales for the first half of 1994 represented 11.1% of the consolidated total as compared to 11.0% in 1993.

     Cost of goods sold, buying and warehousing costs as a percentage of consolidated net sales was 65.2% in the first six months of 1994, compared to 64.5% in 1993. The increase resulted primarily from a change in sales mix toward lower margined categories, as well as increased markdowns.

     Store operating, selling, general and administrative expenses were 30.7% of consolidated net sales for the first six months of 1994 compared to 30.8% in the same period last year. The achievement of favorable variances were due primarily to more stringent management of variable expenses.

     Depreciation and amortization expense as a percentage of consolidated net sales was 2.1% for the first six months of 1994 as compared to 2.2% in the 1993 period, reflecting the lower store base resulting from our 1993 dispositions and the leveraging of costs resulting from same store sales growth.


                                  (continued)
                                       11

                 MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

     Net interest expense totalled $9.5 million for the first six months of 1994 as compared to $7.1 million in the first six months of 1993. The increase in 1994 reflected the higher level of short-term borrowings as well as increased borrowing rates.

     Minority interests in net earnings were 0.4% of consolidated net sales for the first six months of both 1994 and 1993 and are based on the profitability of the related operations.

     The Company's effective tax rate for the six months was 27.6%, compared to 36.1% in the first six months of 1993. The lower effective tax rate in 1994 is due to the relative mix of our businesses.

Financial Condition and Liquidity
- ---------------------------------

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

     For the six months ended June 30, 1994, cash and cash equivalents decreased $10.1 million to $70.9 million as compared to a decrease of $70.4 million to $74.7 million for the first six months of 1993. The Company had short term borrowings of $529.1 million outstanding at June 30, 1994 and $456.5 million at June 30, 1993. The increase in the level of short-term borrowings was due primarily to maintenance of higher inventories for new stores and an expansion to larger store formats at several divisions.

     Net accounts receivable decreased by $26.2 million for the six months ended June 30, 1994 as compared to an increase of $2.9 million for the six months ended June 30, 1993. The increase in 1993 reflected the $29.4 million note received in connection with the sale of Chess King, while the 1994 decrease reflected the sale of the note.

     For the six months ended June 30, 1994, inventories increased $236.1 million to $2.1 billion. For the six months ended June 30, 1993, inventories increased $91.8 million to $1.9 billion. The larger increase in 1994 reflected the relatively higher stock levels required for the Company's larger store formats and lower LIFO reserves offset by the benefits derived by inventory management initiatives.

     Prepaid expenses decreased $24.1 million in the first six months of 1994 as compared to a decrease of $50.4 million in 1993. The larger decrease in 1993 was due to the deferred tax effect of utilizing reserves established in connection with the strategic realignment charge recorded in the fourth quarter of 1992.

     The decrease in accounts payable and accrued expenses of $110.8 million for the six months ended June 30, 1994, as compared to a decrease of $293.1 million in 1993, was primarily due to the timing of payments and relative levels of inventories maintained at each period end, as well as utilization in 1993 of certain reserves established in connection with the 1992 strategic realignment program.

     Capital additions of $155.8 million and $151.0 million in the first six months of 1994 and 1993, respectively, represented expenditures primarily for improvements to new and existing leased store locations, store equipment, information systems and distribution and office facilities.

                         REVIEW BY INDEPENDENT AUDITORS



The June 30, 1994 and 1993 consolidated condensed financial statements included in this filing on Form 10-Q have been reviewed by KPMG Peat Marwick, independent auditors, in accordance with established professional standards and procedures for such a limited review.

The report of KPMG Peat Marwick, commenting on their review, is included herein as Part I - Exhibit 1.