Form 10-Q
period 1994-10-01
MELVILLE CORP
filed 1994-11-15
CIK 64803

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For The Quarterly Period Ended    October 1, 1994
                                --------------------

Commission File Number      1-1011
                        -------------


                             MELVILLE CORPORATION
- -------------------------------------------------------------------------------
              (Exact Name of registrant as specified in its charter)


           NEW YORK                                     04-1611460
- --------------------------------------------------------------------------------
(State or other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)



One Theall Road, Rye, New York                             10580
- --------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

                                 (914) 925-4000
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X    No
                                    ---     ---


Number of shares outstanding of the issuer's Common Stock:


         Class                                Outstanding at October 29, 1994
         -----                                -------------------------------
Common Stock, $1 par value                              105,592,592



                                     INDEX
                                     -----


Part   I.  -  Financial Information                                                     Page No.
                                                                                        --------

         Consolidated Condensed Statements of Earnings -
                  Third Quarter and Nine Months
                  Ended October 1, 1994 and September 25, 1993                          3

         Consolidated Condensed Balance Sheets -
                  As of October 1, 1994, December 31, 1993 and  September 25, 1993      4 - 6


         Consolidated Condensed Statements of Cash Flows -
                  Nine Months Ended October 1, 1994 and September 25, 1993              7


         Notes to Consolidated Condensed Financial Statements                           8


         Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                         9 - 12


         Review by Independent Auditors                                                 13


         Exhibit  I  - -  Report of Review by Independent Auditors                      14


Part   II.  -  Other Information                                                        15

                 MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
               ($ and shares in thousands, except per share data)


                                                                           Third Quarter Ended            Nine Months Ended
                                                                         ------------------------      ------------------------
                                                                         October 1,  September 25,     October 1,  September 25,
                                                                            1994         1993             1994         1993
                                                                         ----------   ----------       ----------   ----------
Net sales                                                                $2,737,016   $2,355,376       $7,624,325   $6,925,782
Cost of goods sold, buying
   and warehousing costs                                                  1,770,244    1,502,217        4,954,104    4,451,039
                                                                         ----------   ----------       ----------   ----------
                                                                            966,772      853,159        2,670,221    2,474,743
                                                                         ----------   ----------       ----------   ----------

Store operating, selling, general
   and administrative expenses                                              809,743      717,499        2,313,842    2,123,693
Depreciation and amortization                                                53,898       47,583          157,392      146,433
                                                                         ----------   ----------       ----------   ----------
                                                                            863,641      765,082        2,471,234    2,270,126
                                                                         ----------   ----------       ----------   ----------

Operating profit                                                            103,131       88,077          198,987      204,617

Interest expense, net                                                        10,018        8,346           19,519       15,459
                                                                         ----------   ----------       ----------   ----------

Earnings before income taxes
   and minority interests                                                    93,113       79,731          179,468      189,158

Provision for income taxes                                                   28,650       27,159           52,523       66,677
                                                                         ----------   ----------       ----------   ----------

Earnings before minority interests                                           64,463       52,572          126,945      122,481

Minority interests in net earnings                                           12,745       11,068           32,130       28,138
                                                                         ----------   ----------       ----------   ----------

Net earnings                                                             $   51,718   $   41,504       $   94,815   $   94,343
                                                                         ==========   ==========       ==========   ==========


Net earnings per share of common stock                                   $     0.45   $     0.35       $     0.78   $     0.78
                                                                         ==========   ==========       ==========   ==========

Dividends per share of common stock                                      $     0.38   $     0.38       $     1.14   $     1.14
                                                                         ==========   ==========       ==========   ==========

Weighted average common shares outstanding                                  105,527      105,238          105,443      104,994
                                                                         ==========   ==========       ==========   ==========


     See accompanying notes to consolidated condensed financial statements.


                 MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
        As of October 1, 1994, December 31, 1993 and September 25, 1993
                                ($ in thousands)


                                                                                            October 1,   December 31,  September 25,
                                                                                               1994          1993          1993
   ASSETS                                                                                  (Unaudited)                  (Unaudited)
   ------                                                                                 -------------  ------------  ------------

   Current Assets:

      Cash and cash equivalents                                                            $     82,886   $   80,971   $   91,668
      Accounts receivable (net of allowance
        for doubtful accounts of $20,631 at
        October 1, 1994, $32,534 at
        December 31, 1993  and $26,427 at
        September 25, 1993)                                                                     253,577      243,998      275,464
      Inventories:
        Finished goods                                                                        2,404,444    1,849,651    2,163,588
        Work-in-process                                                                             712        1,616        1,936
        Raw materials and supplies                                                                9,326        7,505        8,641
                                                                                             ----------   ----------   ----------
          Total inventories                                                                   2,414,482    1,858,772    2,174,165

      Prepaid expenses                                                                          193,549      214,649      177,391
                                                                                             ----------   ----------   ----------


        Total Current Assets                                                                  2,944,494    2,398,390    2,718,688
                                                                                             ----------   ----------   ----------
   Property, plant, equipment and leasehold
      improvements and leased property under capital
      leases, at cost                                                                         2,135,423    1,934,029    1,960,344
   Less accumulated depreciation and
      amortization                                                                              705,445      617,152      677,308
                                                                                             ----------   ----------   ----------
   Net property, plant, equipment and
      leasehold improvements and leased property
      under capital leases                                                                    1,429,978    1,316,877    1,283,036
                                                                                             ----------   ----------   ----------

   Goodwill (net of accumulated amortization
      of $91,497 at October 1, 1994,
      $81,531 at December 31, 1993
      and $78,240 at September 25, 1994)                                                        448,156      443,678      422,642

   Deferred charges and other assets                                                            108,558      113,455      116,579
                                                                                             ----------   ----------   ----------

        Total Assets                                                                         $4,931,186   $4,272,400   $4,540,945
                                                                                             ==========   ==========   ==========




     See accompanying notes to consolidated condensed financial statements.
                                  (Continued)


                 MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
        As of October 1, 1994, December 31, 1993 and September 25, 1993
               ($ and shares in thousands, except per share data)


                                                  October 1,  December 31, September 25,
                                                     1994        1993          1993
                                                 (Unaudited)               (Unaudited)
                                                 ----------   ----------   ----------
LIABILITIES
- -----------
Current Liabilities:
   Accounts payable                              $  780,630   $  567,131   $  699,886

   Accrued expenses                                 459,052      585,997      466,813

   Notes payable                                    749,932       90,000      608,000

   Federal income taxes payable                      21,850       74,376        --

   Other current liabilities                         10,685       10,593        7,161
                                                 ----------   ----------   ----------
          Total Current Liabilities               2,022,149    1,328,097    1,781,860
                                                 ----------   ----------   ----------

Long-term debt                                      341,589      341,763      348,885

Deferred income taxes                                90,621       83,333       38,550

Other long-term liabilities                         161,936      177,173      238,121

Minority interests in subsidiaries                   88,398       93,858       74,287


REDEEMABLE PREFERRED STOCK
- --------------------------
Cumulative preferred stock, Series B,
     $4.00 dividend, par value $100,
     redeemable at par plus accrued dividends;
     authorized and issued 17 shares with
     4 held in treasury as of October 1, 1994,
     December 31, 1993 and  September 25, 1993        1,330        1,330        1,334


     See accompanying notes to consolidated condensed financial statements.
                                  (Continued)

                 MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
        As of October 1, 1994, December 31, 1993 and September 25, 1993
               ($ and shares in thousands, except per share data)


                                                                           October 1,   December 31,  September 25,
                                                                              1994          1993          1993
                                                                          (Unaudited)                  (Unaudited)
                                                                          ----------     ----------     ----------

SHAREHOLDERS' EQUITY

Preference stock, $1.00 par value,
   authorized 50,000 shares; Series
   One ESOP Convertible, liquidation value $53.45;
   6,408 shares issued and outstanding at October 1,
   1994, 6,499 at December 31, 1993, and
   6,561 at September 25, 1993                                            $  342,507     $  347,346     $  350,664


Guaranteed ESOP Obligation                                                  (328,570)      (328,570)      (335,877)

Common stock,  par value $1.00,  authorized
   300,000 shares; issued 111,402 at October 1,
   1994, 111,278 at December 31, 1993 and
   111,254 at September 25, 1993; outstanding,
   105,561 at October 1, 1994, 105,346 at
   December 31, 1993 and 105,260 at
   September 25, 1993, net of shares held in
   treasury                                                                  111,402        111,278        111,254


Capital surplus                                                               46,272         42,123         40,905

Retained earnings                                                          2,338,767      2,364,322      2,183,658

Common stock in treasury, at cost; 5,842
   shares at October 1, 1994, 5,932 at
   December 31, 1993, and 5,994 at
   September 25, 1993                                                       (285,215)      (289,653)      (292,696)
                                                                          ----------     ----------     ----------

     Total Shareholders' Equity                                            2,225,163      2,246,846      2,057,908
                                                                          ----------     ----------     ----------

     Total Liabilities and
         Shareholders' Equity                                             $4,931,186     $4,272,400     $4,540,945
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

                 MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                ($ in thousands)

                                                                                       Nine Months Ended
                                                                                    ----------------------
                                                                                   October 1,  September 25,
                                                                                       1994         1993
                                                                                    ---------    ---------

Net Cash Used in Operating Activities                                               $(207,663)   $(160,954)
                                                                                    ---------    ---------

Cash Flows from Investing Activities:
     Additions to property, plant, equipment
       and leasehold improvements                                                    (268,619)    (250,296)
     Proceeds from sale or disposal of assets                                          73,529       59,077
     Acquisitions, net of cash                                                        (28,224)     (17,349)

                                                                                    ---------    ---------
     Net Cash Used in Investing Activities                                           (223,314)    (208,568)
                                                                                    ---------    ---------

Cash Flows from Financing Activities:
     Increase in notes payable                                                        659,932      608,000
     Decrease in book overdrafts                                                      (68,122)    (115,407)
     Dividends paid                                                                  (158,462)    (174,350)
     Decrease in long-term debt and obligations
       under capital leases                                                            (2,940)      (6,762)
     Proceeds from issuance of common stock                                             2,488        4,574
     Other                                                                                 (4)          (3)

                                                                                    ---------    ---------
     Net Cash Provided by Financing Activities                                        432,892      316,052
                                                                                    ---------    ---------

Net increase (decrease) in cash and cash equivalents                                    1,915      (53,470)
Cash and cash equivalents at beginning of year                                         80,971      145,138
                                                                                    ---------    ---------

Cash and Cash Equivalents at End of Period                                          $  82,886    $  91,668
                                                                                    =========    =========

See accompanying notes to consolidated condensed financial statements.


                 MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of October 1, 1994 and September 25, 1993 and the results of operations for the third quarter and nine month periods then ended and cash flows for the nine month periods then ended. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

2. Certain reclassifications have been made to the consolidated condensed financial statements of prior periods to conform to the current period presentation.

3. Primary earnings per share is computed by dividing net earnings, after deducting net preferred dividends on redeemable preferred stock and Series One ESOP Convertible Preference Stock ("ESOP Preference Stock"), by the weighted average number of common shares outstanding during the period.

     Fully diluted earnings per share is computed based upon the assumed conversion of the ESOP Preference Stock into common stock. Net earnings utilized in the calculation is adjusted for the difference between the current dividend on the ESOP Preference Stock and the common stock, and for certain non-discretionary expenses based on net earnings. The conversion of the ESOP Preference Stock and adjustments described above are immaterial or anti-dilutive and, therefore, fully diluted earnings per share has not been presented.

4.   The components of net interest expense are as follows:

                                    Third Quarter Ended    Nine Months Ended
                                    -------------------    -----------------
                                    Oct. 1,   Sept. 25,   Oct. 1,   Sept. 25,
                                     1994       1993       1994       1993
                                   --------   --------   --------   --------
($ in thousands)
- ---------------
Interest expense                   $ 10,570   $  8,690   $ 20,599   $ 16,226
Interest income                        (494)      (206)      (831)      (409)
Capitalized interest                    (58)      (138)      (249)      (358)
                                   --------   --------   --------   --------
Interest expense, net              $ 10,018   $  8,346   $ 19,519   $ 15,459
                                   ========   ========   ========   ========

5. During the nine months ended October 1, 1994 and September 25, 1993, the Company had the following non-cash financing and investing activities:

($ in thousands)                                          1994            1993
- ----------------                                        --------        --------

Performance share awards                                $  1,558        $   --
                                                        ========        ========

Fair value of assets acquired                           $ 32,554        $ 15,340
Cash paid                                                 28,224          13,577
                                                        --------        --------
Liabilities assumed                                     $  4,330        $  1,763
                                                        ========        ========

Book value of stock reissued
  from treasury in connection
  with pooling of interests                             $   --          $ 18,976
                                                        ========        ========

Note received for operations sold                       $   --          $ 29,413
                                                        ========        ========


6. During the third quarter of 1994, the Company completed the acquisitions of a chain of 12 stores to sell off-price apparel in Puerto Rico, and the assets of four stores selling prescription drugs, health and beauty aids and three stores selling athletic footwear and apparel for an aggregate of approximately $28.2 million. Pro forma financial results have not been presented for these acquisitions as the operations are not material to the consolidated condensed financial statements of the Company.

                 MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

Results of Operations
- ---------------------

For the Third Quarter Ended October 1, 1994 and September 25, 1993
- ------------------------------------------------------------------
     Consolidated net sales for the quarter ended October 1, 1994 were $2.74 billion, an increase of 16.2% over consolidated net sales of $2.36 billion for the quarter ended September 25, 1993. Same store sales increased 2.8% over the prior year's period compared to a decrease of 0.1% in 1993.

     Operating results for the quarter were favorably impacted by the inclusion of six additional selling days in the current year period than in the prior year quarter. Consolidated results, however, excluded the Accessory Lady division after its disposition in 1993. Adjusting for this disposition, consolidated net sales for the quarter would have increased 16.8% over the 1993 quarter.

     For the third quarter of 1994, the Company reported consolidated net earnings of $51.7 million compared to consolidated net earnings of $41.5 million for the third quarter of 1993. Consolidated net earnings per share was $0.45 for the current year period as compared to $0.35 per share last year.

     For the quarter ended October 1, 1994, net sales for the prescription drugs, health and beauty aids segment increased 16.1% from the prior year period while same store sales increased 5.5%, as compared to an increase of 6.1% in 1993. Sales in 1994 benefited from improved front store business and the increased growth of the pharmacy business. Gross margin as a percentage of net sales for this segment reflects the increase in the proportion of lower margined prescription sales to total sales. This segment's share of consolidated net sales was 38.8% in the third quarter of both 1994 and 1993.

     Net sales for the apparel segment increased 12.9% in the third quarter of 1994 compared to the prior year period. Adjusting for the exclusion of Accessory Lady after its disposal, net sales for this segment would have increased 14.8%. Same store sales decreased 3.8% compared to a decrease of 3.9% in 1993. Marshalls and Wilsons continued to be adversely affected by competitive and promotional factors in the apparel business. Gross margin for the segment as a percentage of net sales decreased due to higher markdowns at Marshalls and Wilsons. For the third quarter of 1994, this segment represented 30.7% of consolidated net sales as compared to 31.6% in the same period last year.

     Net sales for the footwear segment increased by 15.1% for the quarter ended October 1, 1994 compared to the same period in 1993. This segment reported a 3.7% increase in same store sales during the third quarter of 1994 as compared to a 4.8% decrease for the comparable prior year period. Same store sales growth was experienced by all divisions in this segment as expectations of cold weather and a complementary fashion trend aided sales at Meldisco and Thom McAn, which also saw positive results in its ongoing product lines. FootAction also continued its strong net sales growth as the chain continues to expand. Gross margin as a percentage of net sales declined for the segment as higher markdowns at FootAction offset improvements at Meldisco and Thom McAn. For the third quarter of 1994, this segment represented 17.9% of consolidated net sales, compared to 18.1% for the third quarter of 1993.










                                  (Continued)

                 MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

     Net sales in the toys and household furnishings segment increased 27.1% in the third quarter of 1994 as compared to the prior year period. Same store sales increased 11.2% for the quarter compared to a decrease of 2.0% in the third quarter of last year. Segment results were impacted positively by very strong same store sales at Kay-Bee, largely attributable to the sales of male action figures and licensed product, and the increased availability of closeout merchandise. Linens 'n Things continued to yield strong sales growth from the increase in its superstore base and the continued expansion of its product offerings. Gross margin as a percentage of net sales declined from the prior year due to changes in the sales mix within this segment. This segment's net sales for the third quarter of 1994 represented 12.6% of the consolidated total as compared to 11.5% in 1993.

     Cost of goods sold, buying and warehousing costs as a percentage of consolidated net sales was 64.7% in the third quarter of 1994, compared to 63.8% in 1993. The increase resulted primarily from a change in sales mix toward lower margined categories, as well as increased markdowns.

     Store operating, selling, general and administrative expenses were 29.6% of consolidated net sales for the third quarter of 1994 compared to 30.5% in the prior year quarter. The decrease was due primarily to a stricter control of variable costs and enhanced operational efficiencies. Depreciation and amortization expense as a percentage of consolidated net sales was 2.0% for the third quarter of both 1994 and 1993.

     Net interest expense totalled $10.0 million for the third quarter of 1994 as compared to $8.3 million in the third quarter of 1993. The increase in 1994 reflected the higher level of short-term borrowings as well as increased borrowing rates.

     Minority interests in net earnings for the third quarter were 0.5% of consolidated net sales in both 1994 and 1993 and are based on the profitability of the related operations.

     The Company's effective tax rate for the quarter was 30.8%, compared to 34.1% in the third quarter of 1993. The lower effective tax rate in 1994 is due to the relative mix of our businesses.

For the Nine Months Ended October 1, 1994 and September 25, 1993
- ----------------------------------------------------------------

     Consolidated net sales for the nine months ended October 1, 1994 were $7.62 billion, an increase of 10.1% over consolidated net sales of $6.93 billion for the nine months ended September 25, 1993. Same store sales increased 3.2% over the prior year's period compared to an increase of 0.3% in 1993.

     Operating results for the nine month period were favorably impacted by the inclusion of six additional selling days in the current year period than in the prior year. Consolidated net sales also excluded the Chess King, Accessory Lady and Prints Plus divisions after their respective dates of disposition in 1993. Adjusting for these dispositions, consolidated net sales for the nine months would have increased 11.9% over the 1993 period.

     For the first nine months of 1994, the Company reported consolidated net earnings of $94.8 million compared to consolidated net earnings of $94.3 million for the 1993 period. Consolidated net earnings per share was $0.78 for both periods.









                                  (Continued)
                                       10

                 MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

     For the nine months ended October 1, 1994, net sales for the prescription drugs, health and beauty aids segment increased 11.8% over the prior year period while same store sales increased 5.5%, as compared to an increase of 5.2% in 1993. Sales in 1994 benefited from improved customer traffic from the May 1993 promotion to re-introduce the renovated Peoples stores, improved front store business and the continued growth of the pharmacy business, which offset the negative impact of unfavorable weather conditions in the Northeast during the first quarter. Gross margin as a percentage of net sales for the segment reflects the increase in the proportion of lower margined prescription sales to total sales. This segment's share of consolidated net sales in the first nine months of 1994 and 1993 was 40.9% and 40.2%, respectively.

     Net sales for the apparel segment increased 6.9% in the first nine months of 1994 compared to the prior year period. Adjusting for the exclusion of Chess King and Accessory Lady after their disposals, net sales for this segment would have increased 11.9%. Same store sales decreased 0.5% compared to a decrease of 3.5% in 1993. Marshalls and Wilsons continue to be adversely affected by negative trends pervasive in the apparel industry, particularly in their respective market segments, and were also affected by poor weather in the first quarter. Gross margin for the segment as a percentage of net sales decreased due to higher markdowns and the exclusion of higher margined businesses sold in 1993. For the nine month period of 1994, this segment represented 30.3% of consolidated net sales as compared to 31.2% in the same period last year.

     The footwear segment experienced an increase in net sales of 9.2% for the nine months ended October 1, 1994 compared to the same period in 1993. This segment reported a 2.0% increase in same store sales during the first nine months of 1994 as compared to a 1.9% decrease for the comparable prior year period. Net sales for the segment were positively impacted by favorable results at Meldisco, and the continued expansion of FootAction. Additionally, Thom McAn saw positive results in its ongoing product lines which have partially offset the impact of discontinuing its men's athletic and children's lines. Gross margin as a percentage of net sales was impacted by higher markdowns at Meldisco and FootAction. For the nine month period of 1994, this segment represented 17.2% of consolidated net sales, compared to 17.4% for the first nine months of 1993.

     Net sales in the toys and household furnishings segment increased 14.3% in the first nine months of 1994 as compared to the prior year period. Adjusting for the exclusion of Prints Plus after its date of disposition, net sales for this segment would have increased 16.6% for the nine months. Same store sales increased 7.0% for the current year period compared to a decrease of 2.0% in the first nine months of last year. Segment results were impacted positively by robust same store sales growth at Kay-Bee, largely attributable to strong sales of male action figures and licensed product, increased availability of closeout merchandise and the positive impact of its repricing strategy. Linens 'n Things continued to yield solid sales growth from the increased growth of its superstore base and the continued expansion of its product offerings. Gross margin as a percentage of net sales declined from the prior year due to higher markdowns at Kay-Bee and changes in the sales mix within the segment. This segment's net sales for the first nine months of 1994 represented 11.6% of the consolidated total as compared to 11.2% in 1993.

     Cost of goods sold, buying and warehousing costs as a percentage of consolidated net sales was 65.0% in the first nine months of 1994, compared to 64.3% in 1993. The increase resulted primarily from a change in sales mix toward lower margined categories, as well as increased markdowns.

     Store operating, selling, general and administrative expenses were 30.3% of consolidated net sales for the first nine months of 1994 compared to 30.7% in the same period last year. The achievement of favorable variances were due primarily to more stringent management of variable expenses. Depreciation and amortization expense as a percentage of consolidated net sales was 2.1% for both nine month periods in 1994 and 1993.





                                  (Continued)
                                       11

                 MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

     Net interest expense totalled $19.5 million for the first nine months of 1994 as compared to $15.5 million in the first nine months of 1993. The increase in 1994 reflected the higher level of short-term borrowings as well as increased borrowing rates.

     Minority interests in net earnings were 0.4% of consolidated net sales for the first nine months of both 1994 and 1993 and are based on the profitability of the related operations.

     The Company's effective tax rate for the nine months was 29.3%, compared to 35.2% in the first nine months of 1993. The lower effective tax rate in 1994 is due to the relative mix of our businesses.

Financial Condition and Liquidity
- ---------------------------------

     Inherent in the seasonality of the specialty retailing business are cyclical buildups of inventory prior to peak selling periods, the more significant of which are Christmas, Palm and Easter and Back-to-School. Although the Company finances its growth in operations and working capital requirements primarily through internally generated funds, short-term borrowings are also used to finance these seasonal inventory buildups. The short-term borrowings reach a peak in the Fall with the inventory buildup in anticipation of the Christmas selling season.

     For the nine months ended October 1, 1994, cash and cash equivalents increased $1.9 million to $82.9 million as compared to a decrease of $53.5 million to $91.7 million for the first nine months of 1993. The Company had short term borrowings of $749.9 million outstanding at October 1, 1994 and $608.0 million at September 25, 1993. The increase in the level of short-term borrowings was due primarily to maintenance of higher inventories for new stores and an expansion to larger store formats at several divisions.

     Net accounts receivable increased by $9.6 million for the nine months ended October 1, 1994 as compared to an increase of $30.3 million for the nine months ended September 25, 1993. The increase in 1993 reflected the $29.4 million note received in connection with the sale of Chess King, while the smaller increase in 1994 reflected the sale of the note.

     For the nine months ended October 1, 1994, inventories increased $555.7 million to $2.4 billion. For the nine months ended September 25, 1993, inventories increased $367.6 million to $2.2 billion. The larger increase in 1994 reflected the relatively higher stock levels required for the Company's new stores and larger store formats and lower LIFO reserves, offset by the benefits derived by inventory management initiatives.

     Prepaid expenses decreased $21.1 million in the first nine months of 1994 as compared to a decrease of $67.4 million in 1993. The larger decrease in 1993 was due to the deferred tax effect of utilizing reserves established in connection with the strategic realignment charge recorded in the fourth quarter of 1992.

     The increase in accounts payable and accrued expenses of $86.6 million for the nine months ended October 1, 1994, as compared to a decrease of $119.0 million in 1993, was primarily due to the timing of payments and relative levels of inventories maintained at each period end, as well as utilization in 1993 of certain reserves established in connection with the 1992 strategic realignment program. The change in the Federal income taxes payable balance from the prior year level is due primarily to losses in 1993 for tax purposes in connection with the execution of the strategic realignment program.

     Capital additions of $268.6 million and $250.3 million in the first nine months of 1994 and 1993, respectively, represented expenditures primarily for improvements to new and existing leased store locations, store equipment, information systems and distribution and office facilities.

                         REVIEW BY INDEPENDENT AUDITORS



The October 1, 1994 and September 25, 1993 consolidated condensed financial statements included in this filing on Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent auditors, in accordance with established professional standards and procedures for such a limited review.

The report of KPMG Peat Marwick LLP, commenting on their review, is included herein as Part I - Exhibit 1.