Form 10-K
MELVILLE CORP
filed 1995-03-29
CIK 64803

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1994
                         Commission File Number 1-1011

                              MELVILLE CORPORATION
             (Exact name of registrant as specified in its charter)


          New York                                        04-1611460
 (State of incorporation)                      (IRS Employer Identification No.)

                         One Theall Road, Rye, NY 10580
                    (Address of principal executive offices)

Registrant's telephone number, including area code:  (914) 925-4000

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
 Title of each class                                     on which registered
---------------------                                   ---------------------
Common stock (par value
$1 per share)                                          New York Stock Exchange

4-7/8% Convertible Subordinated
Debentures due June 1, 1996                            New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                           ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. Yes (No disclosures are contained herein) X No
                                              ---

                                                         Page 1 of     Pages
                                                                   ---

                                                    Exhibit Index on Pages 28-30

                                                     Page 1 of 2 page Cover Page

As of March 1, 1995, the aggregate market value of the voting stock* held by non-affiliates** which was computed by reference to the price at which the stock was last traded was $3,382,598,081.

Number of shares outstanding of the issuer's Common Stock (par value $1 per share) at March 1, 1995: 104,808,840.


                      Documents Incorporated by Reference

l. Annual Report to Shareholders for the year ended December 31, 1994: Part I,
Item 1; Part II, Items 5, 6, 7 and 8; and Part IV, Item 14.

2. Proxy Statement dated March 7, 1995 issued in connection with the annual meeting of shareholders: Part III, Items 10, 11, 12 and 13.

* Does not include 6,368,249 outstanding shares of Series One ESOP Convertible Preference Stock ("ESOP Preference Stock"). As of March 1, 1995, each share of ESOP Preference Stock is entitled to one vote per share on all matters submitted to a vote of the holders of Common Stock.

** Only stock held by directors and officers is excluded.

























                                                    Page 2 of 2 page Cover Page

                                     PART I


Item 1.  Business

     Melville Corporation, a New York corporation (in this Item 1 called the "Company"), is one of the largest diversified specialty retailers in the United States. On December 31, 1994, the Company, through its subsidiaries (which together with the Company throughout this Item 1 are collectively called the "Companies"), operated a total of 7,378 retail stores and leased departments throughout the United States, Puerto Rico, the U.S. Virgin Islands, Canada, the United Kingdom, the Czech Republic, Slovakia, Mexico and Singapore. During 1994 the Companies also manufactured men's and women's footwear in two factories and furniture in seven factories.

     The Companies market products in chains of specialty retail stores operating under various trade names. Prescription drugs, health and beauty care items are sold in chains of stores operated under the "CVS" trade name. Apparel and accessories are sold in chains of stores under the "Marshalls", "Wilsons Suede & Leather", "Wilsons The Leather Experts", "Bermans", "Bermans The Leather Experts", "Pelle Cuir", "Tannery West", "Snyder Leather Outlet", "Georgetown Leather Design" and "Bob's" trade names. Footwear is sold in chains of stores operated under the "FOOTACTION USA", "FOOTACTION For Kids", "Thom McAn" and "B.O.Q." trade names and in leased departments in Kmart discount department stores and Pay Less Drug stores. Toy and hobby products are sold in chains of stores operating under the "Kay-Bee Toys", "Toy Works", "K & K Toys" and "Circus World" trade names. Domestics are sold in a chain of stores operated under the "Linens 'n Things" trade name.

Furniture is sold in a chain of stores under the "This End Up" and "Wood's End" trade names.

     In general, the retailing business is seasonal in nature with each particular business of the Company affected, to varying degrees, by certain peak selling periods. The peak selling periods are characterized by inventory build-ups prior to such periods. The build-ups are financed, in part, with the issuance of commercial paper and bank loan participation notes. To maintain financial flexibility, the Company also has on file with the Securities and Exchange Commission a shelf registration statement for the issuance of up to $300 million in debt securities, including medium-term notes. No debt securities have been issued to date. The Company is currently exploring several alternatives for managing its financing requirements and the costs thereof.

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

     The Company's principal office is located in Rye, New York. As of December 31, 1994, the Companies had approximately 117,000 full and part-time associates.

                          BUSINESS SEGMENT INFORMATION

     The Company is principally a specialty retailer conducting business in four major segments:

     -    Prescription drugs, health and beauty care retailing.

     - Apparel retailing, which includes men's and women's specialty and leather apparel, and brand name and private label apparel for men, women and children.

     - Footwear, which includes retailing of both discount and popular-priced shoes; retailing of brand name shoes and athletic footwear for men, women and children.

     - Toys and home furnishings, which include retailing of toys, domestics and furniture (as well as furniture manufacturing).

     The financial information concerning industry segments required by Item 101(b) of Regulation S-K is set forth on page 47 of the Company's Annual Report to Shareholders for the year ended December 31, 1994, and is incorporated herein by reference.

PRESCRIPTION DRUGS, HEALTH AND BEAUTY CARE RETAILING

     On December 31, 1994, the Companies operated 1,328 prescription drugs, health and beauty care stores in 15 states and the District of Columbia under the name "CVS" 1,137 of which have pharmacies. Net sales for these stores for 1994 represented approximately 38% of the Companies' consolidated net sales.

     These stores are considered "destination" stores and are located primarily in "strip" shopping centers and freestanding units. In the prescription drugs, health and beauty care retailing business, the Company counts itself among the largest retailers in terms of number of stores in its primary marketing territories, which is the mid-Atlantic and Northeast United States. The monthly business periodical entitled "Chain Drug Review" has ranked CVS fourth in number of stores and fifth in dollar volume and among the top ten drug store chains in the United States based upon dollar volume and store count. These stores also compete with general merchandise stores, supermarkets and mail order pharmacies.

     In 1994, the Company started its PharmaCare division, which manages pharmacy services and managed care drug programs. PharmaCare currently manages prescription drug care for approximately one million people.

APPAREL RETAILING

     On December 31, 1994, the Companies operated 484 off-price quality brand name family apparel stores in 40 states and Puerto Rico under the name "Marshalls". These stores are located primarily in "strip" shopping centers in which Marshalls is an "anchor" tenant. Marshalls' net sales for 1994 represented approximately 25% of the Companies' consolidated net sales.

     On December 31, 1994, the Companies operated 628 men's and women's leather and suede apparel and accessory stores, which are located primarily in regional shopping malls, in 46 states, the District of Columbia and the United Kingdom under the names "Wilsons Suede & Leather", "Wilsons The Leather Experts", "Tannery West", "Bermans The Leather Experts", "Bermans", "Snyder Leather Outlets", "Pelle Cuir" and "Georgetown Leather Design". Net sales for 1994 in these stores represented approximately 4% of the Companies' consolidated net sales.

     On December 31, 1994, the Companies operated 20 stores selling casual clothing and footwear for the entire family under the name "Bob's", principally in "strip" shopping centers located in Connecticut, Massachusetts, New York, New Jersey and Rhode Island. Net sales at Bob's stores for 1994 represented approximately 3% of the Companies' consolidated net sales.

     In the apparel retailing business, the Company believes it has a significant presence in the markets for the products which it carries; however, such products represent only a small portion of the total apparel market.

FOOTWEAR

     On December 31, 1994, the Companies operated 2,778 leased footwear departments, 439 stores under the names "FOOTACTION USA" and "FOOTACTION For Kids" and 323 stores under the names "Thom McAn" and "B.O.Q.". Collectively, these leased departments and retail stores are located in all 50 states, Puerto Rico, the U.S. Virgin Islands, the Czech Republic, Slovakia, Mexico and Singapore.

     Each of the leased departments is operated by the Company's Meldisco division which sells footwear for the entire family. All but 409 of the leased departments operated during the fiscal year ended December 31, 1994 were located in Kmart discount department stores in the United States, Puerto Rico, the Czech Republic, Slovakia, Mexico and Singapore. These 409 leased departments were located in Pay Less Drug Stores, which are owned by Pay Less Drug Stores, Inc.

(formerly known as Pay Less Drug Stores Northwest, Inc.) ("Pay Less").

     Pursuant to an agreement between the Company and Kmart Corporation ("Kmart" then known as S.S. Kresge Company) entered into as of January 1, 1975, and an agreement between the Company and Pay Less dated October 10, 1988, the Company has the exclusive right to operate the footwear departments in Kmart and Pay Less stores. All license agreements relating to such leased departments have terms of 25 years, subject to certain performance standards. Rental payments under all such license agreements are based on a percentage of sales, with additional payments to be made under certain of the license agreements with Kmart based on profits. The Company has a 51% equity interest, and Kmart has a 49% equity interest, in all the subsidiaries which operate leased departments in Kmart stores, with the exception of 38 such subsidiaries in which the Company has a 100% equity interest. The Company has a 100% equity interest in all the subsidiaries which operate leased departments in Pay Less Drug Stores. Aggregate net sales for 1994 of Meldisco leased departments represented approximately 11% of the Companies' consolidated net sales.

     The agreement with Pay Less giving the Company the exclusive right to operate footwear departments in all newly opened stores expires in October, 2013. The agreement with Kmart giving the Company the exclusive right to operate footwear departments in all newly opened stores expires in May, 1995, by which time the Company expects a new agreement will be in place.

     Footaction stores are located primarily in regional shopping malls. These stores specialize in brand name casual and athletic footwear and related apparel for the entire family. Footaction's net sales for 1994 represented approximately 3% of the Companies' consolidated net sales.

     A majority of the Thom McAn stores are also located in regional shopping malls and substantially all of such stores sell footwear and related items for men and women. Excluded from the Thom McAn chain were stores designated to be closed or redeployed under the Company's strategic realignment program announced in 1992. Of the stores excluded, 95 were closed or redeployed in 1994. Thom McAn's net sales for 1994 represented approximately 2% of the Companies' consolidated net sales.

     The Companies' footwear retailing is primarily in the discount and popular-price categories. However, with the growth of its Footaction division, the Company continues to increase its presence in brand name casual and athletic footwear.

     In the footwear retailing business the Companies, through their retail stores and leased departments, compete with footwear chain store operators and many other types of footwear retailers, e.g., general merchandise stores, traditional department stores, mail order businesses and apparel stores. According to research data provided to the Company by Footwear Market Insights, a management consulting and marketing research company specializing in footwear, the seven largest footwear chain store and leased department operators in the United States, ranked according to the number of pairs of footwear sold and number of retail outlets, account for approximately [40.1%] of total footwear pair sales, and the Companies are among such seven largest operators.

     Manufacturing

     As of July, 1994, the Company ceased operating its remaining two factories in the Southeast United States which produced shoes and contained facilities for product development, product testing and quality control. During 1994, the manufactured footwear represented an insignificant percentage of the total footwear sold by the Companies.

TOYS AND HOME FURNISHINGS

     On December 31, 1994, the Companies operated 996 toy and hobby stores in all 50 states and Puerto Rico under the names "Kay-Bee Toys", "Toy Works", "Circus World" and "K & K Toys". The "Kay-Bee Toys", "Circus World" and "K & K Toys" stores are located primarily in regional shopping malls. The "Toy Works" stores are located primarily in "strip" shopping centers and freestanding units. Excluded from operating results were stores that the Company designated to close or not renew under its strategic realignment program announced in 1992. Of the stores excluded, 61 were closed in 1994. Net sales in toy and hobby stores for 1994 represented approximately 9% of the Companies' consolidated net sales.

     On December 31, 1994, the Companies operated 145 quality brand name linens, towels, bath and other household items stores, which are located primarily in "strip" shopping centers in 27 states under the name "Linens 'n Things". Linens

'n Things' net sales for 1994 represented approximately 4% of the Companies' consolidated net sales.

     On December 31, 1994, the Companies operated 237 stores retailing a distinctive line of casual furniture and coordinated accessories for residential and commercial use, located primarily in regional shopping malls in 34 states and Canada, under the names "This End Up" and "Wood's End". Net sales of furniture for 1994 represented approximately 1% of the Companies' consolidated net sales.

     In the toy retailing business, the Company is among the largest toy and hobby chain store operators in the United States in terms of sales, as well as number of retail outlets. Based upon sales volume, the business periodical "Discount Store News" has ranked Kay-Bee among the top toy specialty chains in the United States.

     In the home furnishings retailing business, the Company believes itself to be a significant factor in the markets for the products which it carries. Based on total revenues, This End Up has been ranked by "Furniture Today", a weekly business periodical, the 19th largest home furnishing retailer in the United States.

     Manufacturing

     During 1994, the Company, through This End Up Furniture Company, manufactured a distinctive line of casual furniture in seven factories located in the Southeast United States. Approximately 99% of the furniture manufactured is sold through the Company's This End Up division. The Company believes that these factories have the capacity to supply all of the sales volume requirements of its "This End Up" and "Wood's End" retail stores and currently these factories supply substantially all of such requirements.

     This End Up Furniture Company manufactures a large portion of its furniture from southern yellow pine, which is in plentiful supply in the Southeastern United States. Southern yellow pine is a renewable resource and most producers have reforestation programs in effect.

ACQUISITIONS

     During 1994, the Company acquired the assets of 11 prescription drugs, health and beauty care stores, 12 apparel stores and 3 stores selling branded athletic footwear and apparel.

Item 2.  Properties

     The registrant and its subsidiaries lease various retail stores and warehouse, plant and office facilities. Most of these leases contain initial terms ranging from 5 to 25 years and many have options for extension beyond the initial term ranging from 5 to 15 years. Retail stores and office facilities are leased in nearly all cases.

     In the fiscal year ended December 31, 1994, the registrant and its subsidiaries operated 47 distribution centers, located in 18 states, containing an aggregate of approximately 9,468,000 square feet. All such distribution centers are leased with the exception of 14 distribution centers containing an aggregate of approximately 5,054,000 square feet which are owned by the registrant or one of its subsidiaries. Fifteen distribution centers (comprising approximately 3,324,000 square feet) are used in the prescription drugs, health and beauty care business; seven distribution centers (comprising approximately 2,911,000 square feet) are used in the apparel businesses; seven distribution centers (comprising approximately 1,542,000 square feet) are used in the footwear businesses; and 18 distribution centers (comprising approximately 1,691,000 square feet) are used in the toys and home furnishings businesses.

     During the fiscal year ended December 31, 1994, the registrant and its subsidiaries operated nine factories, all of which were located in North Carolina. Two were footwear factories that were closed as of July, 1994 and the property has since been sold. Seven are furniture factories with the total capacity to produce approximately 1,092,000 pieces of furniture annually. The registrant or one of its subsidiaries own all such factories remaining in operation at the end of the year.

Item 3. Legal Proceedings

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the registrant or any of its subsidiaries is a party or of which any of its or their property is the subject.

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ending December 31, 1994.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is included as an unnumbered item in Part I of this report since the registrant did not furnish such information in its definitive proxy statement dated March 7, 1995.

                                                      Date          Date First
                                                    Appointed      Appointed an
                                                   to Present       Officer of
Name/Office                                Age       Office       the Registrant
-----------                                ---     ----------     --------------

James E. Alward                            51        3/17/92         3/17/92
  Vice President

Norman Axelrod                             42        3/07/88         3/07/88
  Vice President
  (President and
  Chief Executive
  Officer of
  Linens 'n Things)

Gary L. Crittenden                         41        1/11/95         1/11/95
  Senior Vice President
  and Acting Chief
  Financial Officer

Kenneth A. DellaRocco                      42        7/13/94         7/13/94
  Vice President

Warren D. Feldberg                         45        10/18/91        10/18/91
  Vice President
  (Chairman and Chief
  Executive Officer
  of Marshalls)

Michael A. Friedheim                       51        1/01/94         7/14/82
  Vice President
  (Chairman and Chief
  Executive Officer of
  Bob's)

Philip C. Galbo                            44        7/13/94         8/01/89
  Vice President and
  Treasurer

Stanley P. Goldstein                       60        1/01/87         4/13/71
  Chairman of the
  Board and Chief
  Executive Officer

                                                      Date          Date First
                                                    Appointed      Appointed an
                                                   to Present       Officer of
Name/Office                                Age       Office       the Registrant
-----------                                ---     ----------     --------------

Thomas E. Harms                            48        3/10/94         3/10/94
  Vice President

Robert G. House                            48        9/11/91         9/11/91
  Vice President

Ann Iverson                                51        7/13/94         7/13/94
  Vice President
  (President and Chief
  Executive Officer of
  Kay-Bee)

Daniel B. Katz                             49        2/19/91         3/12/86
  Senior Vice
  President (President
  of Melville Realty
  Company, Inc.)

Peggy Kelston                              45        12/7/94         12/7/94
  Vice President

Robert A. Kemeny                           39        7/13/94         7/13/94
  Vice President
  (President and Chief
  Executive Officer of
  This End Up)

William C. Kingsford                       48        3/12/86         7/13/79
  Vice President

Jerald L. Maurer                           52        1/01/94         1/01/94
  Senior Vice
  President

Larry A. McVey                             53        3/14/84         3/14/84
  Vice President
  (President and Chief
  Executive Officer of
  Thom McAn)

John I. Mitchell, Jr.                      55        10/12/88        10/12/88
  Vice President and
  Chief Information
  Officer

                                                      Date          Date First
                                                    Appointed      Appointed an
                                                   to Present       Officer of
Name/Office                                Age       Office       the Registrant
-----------                                ---     ----------     --------------

Ralph T. Parks                             49        3/10/94         3/10/94
  Vice President
  (President and Chief
  Executive Officer of
  Footaction)

Jerald S. Politzer                         49        10/09/91        6/21/89
  Executive Vice
  President

Arthur V. Richards                         56        9/13/89         4/12/77
  Vice President
  and Corporate Secretary

J. M. Robinson                             48        7/13/88         7/13/88
  Vice President
  (President and Chief
  Executive Officer of
  Meldisco)

Harvey Rosenthal                           52        1/01/94         10/17/84
  President and
  Chief Operating
  Officer

Thomas M. Ryan                             42        1/01/94         1/01/94
  Vice President
  (President and Chief
  Executive Officer of CVS)

Joel N. Waller                             54        3/11/87         3/11/87
  Vice President
  (Chairman and Chief
  Executive Officer of
  Wilsons)

Jeffery A. Warzel                          38        1/11/95         1/11/95
  Vice President


     In each case the term of office extends to the date of the board of directors meeting following the next annual meeting of shareholders of the registrant. In addition to the office(s) which they hold in the registrant as shown above, each of the individuals listed (with the exception of Messrs.

Crittenden, Harms, House, Kingsford, Maurer, Warzel and Ms. Kelston) hold various offices in certain subsidiaries of the registrant. Previous positions and responsibilities held by each of the above officers with the registrant and for each of the above officers who have not held the same office(s) with the same responsibilities for more than the past five years, are indicated below:

          James E. Alward - Director of Taxation (January, 1979 to Present) of the registrant.

          Gary L. Crittenden - Executive Vice President and Chief Financial
               Officer (October, 1992 to December, 1994) and Senior Vice President (December, 1990 to October, 1992) of Filene's Basement; Senior Partner (1979 to December, 1990) of Bain & Company.

          Kenneth A. DellaRocco - Director of Legal Affairs and Counsel
               (September, 1990 to July, 1994) and Director of Special Projects and Counsel (March, 1990 to September, 1990) of the registrant.

          Warren D. Feldberg - President (January, 1991 to November, 1991) of
               Target Stores, a division of Dayton Hudson Corporation, Executive Vice President (December, 1988 to January, 1991) of Target Stores.

          Michael A. Friedheim - Executive Vice President (February, 1986 to
               January, 1994) of the registrant.

          Philip C. Galbo - Treasurer (July, 1989 to Present) of the registrant.

          Thomas E. Harms - Vice President Human Resources (July, 1993 to March,
               1994) and Director Human Resources (September, 1990 to July,
               1993) of the CVS division of the registrant; Director of Personnel (August, 1988 to August, 1990) of Marshall Field's.

          Robert G. House - Consultant (January, 1988 to July, 1991) Temple,
               Barker & Sloane, general management consultants.

          Ann Iverson - Chief Executive Officer (1989 to July, 1994) of Mothercare U.K., a division of Storehouse PLC.

          Daniel B. Katz - Vice President (March, 1986 to February, 1991) of the registrant; President (March, 1978 to Present) of Melville Realty Company, Inc., a subsidiary of the registrant.

          Robert A. Kemeny - Independent Salesman (January, 1991 to July, 1994);
               President (September, 1988 to January, 1991) of Barker Brothers Furniture.

          Peggy Kelston - Vice President Human Resources (July, 1989 to
               September, 1994) of Calbro Corp.

          Jerald L. Maurer - Corporate Vice President of Strategic Human
               Resource Management (January, 1992 to January, 1994); of Aetna Life and Casualty Company; Vice President of Human Resources (January, 1991 to January, 1992) of Medstat Systems, Inc.; Senior Vice President of Human Resources (1988 to January, 1991) of John Wiley & Sons, Inc.

          Ralph T. Parks - President of the Footaction division of the registrant (November, 1991 to Present); Executive Vice President and Chief Operating Officer (March, 1987 to November, 1991) of Footaction, Inc.

          Jerald S. Politzer - Group Vice President (June, 1989 to October,
               1991) of the registrant.

          Arthur V. Richards - Secretary (April, 1977 to Present), General
               Counsel (September, 1989 to October, 1990) of the registrant.

          Harvey Rosenthal - President and Chief Executive Officer (October,
               1984 to January, 1994) of the CVS division of the registrant.

          Thomas M. Ryan - Executive Vice President (January, 1990 to January,
               1994) of the CVS division of the registrant.

          Jeffery A. Warzel - Director of Process Improvement (September, 1992
               to January, 1995) of the registrant; Senior Manager (April, 1988 to August, 1992) of Deloitte & Touche LLP.

                          Part II


Item 5.   Market Price of and Dividends on the Registrant's
          Common Equity and Related Stockholder Matters

     The number of holders of the registrant's Common Stock, based upon the number of record holders, was approximately 7,200 as of December 31, 1994. All other information required by this item is included in the registrant's Annual Report to Shareholders for the year ended December 31, 1994 on pages 1 and 46 and is incorporated herein by reference.

Item 6.   Selected Financial Data

     The information required by this item is included in the registrant's Annual Report to Shareholders for the year ended December 31, 1994 on page 48 and is incorporated herein by reference.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     The information required by this item is included in the registrant's Annual Report to Shareholders for the year ended December 31, 1994 on pages 30 through 33 and is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data

     The information required by this item is included in the registrant's Annual Report to Shareholders for the year ended December 31, 1994 on pages 35 through 47, and is incorporated herein by reference.

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

     During the registrant's two most recent fiscal years or any subsequent interim period, no event occurred which would require disclosure under this item.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     Information regarding the executive officers is furnished under the heading "EXECUTIVE OFFICERS OF THE REGISTRANT" in Part I of this report since the registrant did not furnish such information in its definitive proxy statement dated March 7, 1995.

     The other information required by this item is included in the registrant's definitive proxy statement dated March 7, 1995 on pages 1 through 4 and is incorporated herein by reference.

Item 11.  Executive Compensation

     The information required by this item is included in the registrant's definitive proxy statement dated March 7, 1995 on pages 5 through 11 and pages 14 and 15 and is incorporated herein by reference.

Item 12.  Security Ownership of Certain
          Beneficial Owners and Management

     The information required by this item is included in the registrant's definitive proxy statement dated March 7, 1995 on pages 1 through 5 and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     No information is required to be reported by this item.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K

     (a) Documents filed as part of this report:

     l. and 2. Financial Statements and Financial Statement Schedules.

     The consolidated financial statements of Melville Corporation and its subsidiary companies incorporated herein by reference to the Annual Report to Shareholders for the fiscal year ended December 31, 1994 and the related consolidated financial statement schedule are set forth in the index to consolidated financial statements and consolidated schedules on page 27 hereof.

     3. Exhibits

     (a) The Exhibits filed as part of this report are listed below:

Exhibit
Table
Number:
------

 3 (a)    Restated Certificate of Incorporation, as amended as of April 18, 1990
                    (incorporated by reference to Exhibit 3 filed with the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1990).

 3 (b)    By-Laws, as amended through March 8, 1995.

Exhibit
Table
Number:
-------

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

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

 10 (iii) (A)  (i)  1973 Stock Option Plan (incorporated by reference to
                    Exhibit (10) (iii) (A) (i) to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987).

              (ii) 1987 Stock Option Plan (incorporated by reference to Exhibit (10) (iii) (A) (iii) to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987).

             (iii) 1989 Directors Stock Option Plan (incorporated by reference to Exhibit B to the registrant's

Exhibit
Table
Number:
-------

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

             (vii) Supplemental Retirement Plan for Select Senior Management of Melville Corporation as amended through May 12, 1989.

            (viii)  Income Continuation Policy for Select Senior
                    Executives of Melville Corporation as amended through May 12, 1988.

              (ix) Description of Agreement between Jerald L. Maurer and the registrant.

               (x) Description of Agreement between Harvey Rosenthal and the registrant.

Exhibit
Table
Number:
-------

 11                 Statement re: Computation of Per Share Earnings.

 12                 Statement re: Computation of Ratios.

 13 Annual Report to Shareholders for the year ended December 31, 1994. (Except for the portions incorporated herein by reference, such report is furnished for the information of the SEC and is not deemed "filed" as part of this Form 10-K report.)

22                  Subsidiaries of the registrant.

27                  Financial Data Schedule.

     (b) No reports on Form 8-K were filed in the last fiscal quarter ending December 31, 1994.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MELVILLE CORPORATION

                                  By   /S/ ARTHUR V. RICHARDS
                                       -----------------------------------------
                                           Arthur V. Richards
                                           Vice President and Secretary

March 29, 1995



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has also been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                         Title                         Date
     ---------                         -----                         ----

                               Chairman of the Board and
                               Director (Chief Executive
/S/ STANLEY P. GOLDSTEIN       Officer)                           March 29, 1995
-----------------------------
(Stanley P. Goldstein)

                              Senior Vice President and
                              Acting Chief Financial
/S/ GARY L. CRITTENDEN        Officer                             March 29, 1995
-----------------------------
(Gary L. Crittenden)


/S/ HYMAN L. BATTLE, JR.      Director                            March 29, 1995
-----------------------------
(Hyman L. Battle, Jr.)


/S/ ALLAN J. BLOOSTEIN        Director                            March 29, 1995
-----------------------------
(Allan J. Bloostein)


/S/ W. DON CORNWELL           Director                            March 29, 1995
-----------------------------
(W. Don Cornwell)


/S/ JOHN J. CREEDON           Director                            March 29, 1995
-----------------------------
(John J. Creedon)


/S/ WILLIAM H. JOYCE          Director                            March 29, 1995
-----------------------------
(William H. Joyce)

     Signature                         Title                         Date
     ---------                         -----                         ----



/S/ MICHAEL H. JORDAN         Director                            March 29, 1995
-----------------------------
(Michael H. Jordan)


/S/ TERRY R. LAUTENBACH       Director                            March 29, 1995
----------------------------
(Terry R. Lautenbach)


/S/ THEODORE LEVITT           Director                            March 29, 1995
----------------------------
(Theodore Levitt)


/S/ DONALD F. MCCULLOUGH      Director                            March 29, 1995
----------------------------
(Donald F. McCullough)


                              President, Chief
                              Operating Officer
/S/ HARVEY ROSENTHAL          and Director                        March 29, 1995
----------------------------
(Harvey Rosenthal)


/S/ IVAN G. SEIDENBERG        Director                            March 29, 1995
----------------------------
(Ivan G. Seidenberg)


/S/ PATRICIA CARRY STEWART    Director                            March 29, 1995
----------------------------
(Patricia Carry Stewart)


/S/ M. CABELL WOODWARD, JR.   Director                            March 29, 1995
----------------------------
(M. Cabell Woodward, Jr.)

               MELVILLE CORPORATION AND SUBSIDIARY COMPANIES

         Index to Consolidated Financial Statements and Schedules


     The consolidated financial statements of Melville Corporation and Subsidiary Companies together with the report on such consolidated financial statements of KPMG Peat Marwick LLP dated February 16, 1995, which appear on the pages listed below of the 1994 Annual Report to shareholders, are incorporated by reference in this Annual Report on Form 10-K.

                                                                   Page Number
                                                                     in 1994
                                                                  Annual Report
                                                                 to Shareholders
                                                                 ---------------

Independent Auditors' Report .................................         34
Consolidated Statements of Earnings for the years
   ended December 31, 1994, 1993 and 1992 ....................         35
Consolidated Balance Sheets as of December 31,
   1994 and 1993 .............................................       36-37
Consolidated Statements of Shareholders'
   Equity for the years ended December 31, 1994,
   1993 and 1992 .............................................         38
Consolidated Statements of Cash Flows for the
   years ended December 31, 1994, 1993 and 1992 ..............         39
Notes to Consolidated Financial Statements ...................       40-47

Included in Part IV of this report:                                   Page
                                                                      ----
Consent of Independent Auditors
   for Melville Corporation
   and Subsidiary Companies ..................................        F-1
Independent Auditors' Report on Consolidated
   Financial Statement Schedule of Melville Corporation
   and Subsidiary Companies ..................................        F-2
Consolidated Financial Statement Schedule of Melville
   Corporation and Subsidiary Companies for the
   years ended December 31, 1994, 1993 and 1992:
        VIII - Valuation and Qualifying Accounts .............        S-1


     Schedules not included above have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or related notes.

                               INDEX TO EXHIBITS

Exhibit
Table
Number:
-------

 3 (a) Restated Certificate of Incorporation, as amended as of April 18, 1990 (incorporated by reference to Exhibit 3 filed with the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1990).

 3  (b)             By-Laws, as amended through March 8, 1995.

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

Exhibit
Table
Number:
-------

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

                    (vii) Supplemental Retirement Plan for Select Senior Management of Melville Corporation as amended through May 12, 1989.

Exhibit
Table
Number:
-------

                    (viii) Income Continuation Policy for Select Senior Executives of Melville Corporation as amended through May 12, 1988.

                    (ix) Description of Agreement between Jerald L. Maurer and the registrant.

                    (x) Description of Agreement between Harvey Rosenthal and the registrant.

 11                 Statement re: Computation of Per Share Earnings.

 12                 Statement re: Computation of Ratios.

 13 Annual Report to Shareholders for the year ended December 31, 1994. (Except for the portions incorporated herein by reference, such report is furnished for the information of the SEC and is not deemed "filed" as part of this Form 10-K report.)

 22                 Subsidiaries of the registrant.

 27                 Financial Data Schedule.

                     [Letterhead of KPMG Peat Marwick LLP]

                        Consent of Independent Auditors


The Board of Directors and Shareholders
Melville Corporation:

We consent to incorporation by reference in the Registration Statements Numbers 33-40251, 33-17181 and 2-97913 on Form S-8 and Numbers 33-62664 and 33-34946 on
Form S-3 of Melville Corporation and subsidiary companies of our report dated February 16, 1995, relating to the consolidated balance sheets of Melville Corporation and subsidiary companies as of December 31, 1994 and 1993, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1994, and related financial statement schedule, which report appears in the December 31, 1994 annual report on Form 10-K of Melville Corporation and subsidiary companies.

Our reports refer to the adoption of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," in 1992 and to a change in the method of determining retail price indices used in the valuation of LIFO inventories in 1993.


                                               Very truly yours,

                                               /s/ KPMG PEAT MARWICK LLP
                                               -------------------------
                                                   KPMG Peat Marwick LLP




New York, New York
March 29, 1995

                       [Letterhead KPMG Peat Marwick LLP]





                          Independent Auditors' Report


The Board of Directors and Shareholders
Melville Corporation:

Under the date of February 16, 1995, we reported on the consolidated balance sheets of Melville Corporation and subsidiary companies as of December 31, 1994 and 1993, and related consolidated statements of earnings, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1994, as contained in the 1994 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1994. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed on page 44 of the Annual Report to Shareholders, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," in 1992. Also, as discussed on page 41, the Company changed its method of determining retail price indices used in the valuation of LIFO inventories in 1993.


                                                       /s/ KPMG PEAT MARWICK LLP
                                                       -------------------------
                                                           KPMG Peat Marwick LLP


New York, New York
February 16, 1995

                                                                   Schedule VIII


                 MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
                       Valuation and Qualifying Accounts
                  Years ended December 31, 1994, 1993 and 1992
                                ($ in Thousands)

                                                                Balance at         Additions Charged                      Balance at
       Description                                          Beginning of Year    to Costs and Expenses   Deductions (1)  End of Year
       -----------                                          -----------------    ---------------------   --------------  -----------
Accounts Receivable:

Allowance for Doubtful Accounts:

  Year Ended December 31, 1994                                        $32,534                 $14,484          $28,160       $18,858
                                                                      =======                 =======          =======       =======
  Year Ended December 31, 1993                                        $25,131                 $23,173          $15,770       $32,534
                                                                      =======                 =======          =======       =======
  Year Ended December 31, 1992                                        $21,717                 $12,087          $ 8,673       $25,131
                                                                      =======                 =======          =======       =======

(1) Write-offs, net of recoveries