Form 10-Q
period 1995-04-01
MELVILLE CORP
filed 1995-05-12
CIK 64803

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended      April 1, 1995


Commission File Number    1-1011


                              MELVILLE CORPORATION
             (Exact Name of registrant as specified in its charter)


            NEW YORK                                  04-1611460
(State or other Jurisdiction of          (I.R.S. Employer Identification Number)
 Incorporation or Organization)



   One Theall Road, Rye, New York                       10580
 (Address of principal executive offices)             (Zip Code)

                                 (914) 925-4000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                Yes   X          No
                                                                     ---

Number of shares outstanding of the issuer's Common Stock:


            Class                                  Outstanding at April 29, 1995
            -----                                  -----------------------------
Common Stock, $1 par value                                   104,860,147

                                     INDEX

                                                                        Page No
                                                                        -------
Part I. -- Financial Information

     Consolidated Condensed Statements of Operations --
        First Quarter Ended April 1, 1995 and April 2, 1994               3


     Consolidated Condensed Balance Sheets --
        As of April 1, 1995, December 31, 1994 and April 2, 1994          4 - 6


     Consolidated Condensed Statements of Cash Flows --
        First Quarter Ended April 1, 1995 and April 2, 1994               7


     Notes to Consolidated Condensed Financial Statements                 8


     Management's Discussion and Analysis of
        Financial Condition and Results of Operations                     9 - 11


     Review by Independent Auditors                                       12


     Exhibit I -- Report of Review by Independent Auditors                13


Part II. -- Other Information                                             14

                 MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
               ($ and shares in thousands, except per share data)


                                                 First Quarter Ended
                                             --------------------------
                                                April 1,       April 2,
                                                  1995           1994
                                             -----------    -----------
Net sales                                    $ 2,492,042    $ 2,379,839
Cost of goods sold, buying
 and warehousing costs                         1,687,278      1,579,617
                                             -----------    -----------
                                                 804,764        800,222
                                             -----------    -----------
Store operating, selling, general
 and administrative expenses                     781,025        742,043
Depreciation and amortization                     58,915         51,335
                                             -----------    -----------
                                                 839,940        793,378
                                             -----------    -----------
Operating (loss) profit                          (35,176)         6,844

Interest expense, net                              8,614          4,096
                                             -----------    -----------
(Loss) earnings before income taxes
 and minority  interests                         (43,790)         2,748

Income tax (benefit) provision                   (19,467)           898
                                             -----------    -----------
(Loss) earnings before minority interests        (24,323)         1,850

Minority interests in net earnings                 2,125          4,355
                                             -----------    -----------
Net loss                                     $   (26,448)   $    (2,505)
                                             ===========    ===========

Net loss per share of common stock           $     (0.29)   $     (0.06)
                                             ===========    ===========
Dividends per share of common stock          $      0.38    $      0.38
                                             ===========    ===========
Weighted average common shares outstanding       105,209        105,351
                                             ===========    ===========

     See accompanying notes to consolidated condensed financial statements.

                 MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
            As of April 1, 1995, December 31, 1994 and April 2, 1994
                                ($ in thousands)


                                                   April 1,   December 31,   April 2,
                                                     1995         1994        1994
                                                 (Unaudited)               (Unaudited)
                                                 -----------  -----------  -----------
ASSETS
Current Assets:
  Cash and cash equivalents                       $   88,255   $  117,035   $  113,239
  Accounts receivable (net of allowance
    for doubtful accounts of $15,852 at
    April 1, 1995, $18,858 at
    December 31, 1994 and $26,387 at
    April 2, 1994)                                   222,235      229,833      236,805
  Inventories:
    Finished goods                                 2,325,505    2,131,041    2,043,314
    Work-in-process                                    1,507          645        1,771
    Raw materials and supplies                        14,548        6,557        7,483
                                                 -----------  -----------  -----------
      Total inventories                            2,341,560    2,138,243    2,052,568

  Prepaid expenses                                   172,029      165,388      198,336
                                                 -----------  -----------  -----------

    Total Current Assets                           2,824,079    2,650,499    2,600,948
                                                 -----------  -----------  -----------
Property, plant, equipment, leasehold
  improvements and leased property under capital
  leases, at cost                                  2,274,570    2,231,841    1,968,857
Less accumulated depreciation and
  amortization                                       742,709      704,919      653,336
                                                 -----------  -----------  -----------
Net property, plant, equipment, leasehold
  improvements and leased property
  under capital leases                             1,531,861    1,526,922    1,315,521
                                                 -----------  -----------  -----------
Goodwill (net of accumulated amortization
  of $98,816 at April 1, 1995,
  $94,987 at December 31, 1994
  and $84,795 at April 2, 1994)                      445,174      448,427      438,414

Deferred charges and other assets                    112,055      109,641      111,788
                                                 -----------  -----------  -----------
    Total Assets                                  $4,913,169   $4,735,489   $4,466,671
                                                 ===========  ===========  ===========

     See accompanying notes to consolidated condensed financial statements.
                                  (Continued)

                 MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
            As of April 1, 1995, December 31, 1994 and April 2, 1994
               ($ and shares in thousands, except per share data)


                                             April 1,   December 31,    April 2,
                                               1995         1994         1994
                                           (Unaudited)               (Unaudited)
                                           ----------   ----------   ----------
LIABILITIES

Current Liabilities:

  Accounts payable                         $  721,595   $  660,691   $  631,082

  Accrued expenses                            445,897      659,502      421,008

  Notes payable                               760,200      200,000      494,000

  Federal income taxes payable                  2,126      102,008        6,142

  Other current liabilities                    13,588       20,541       10,469
                                           ----------   ----------   ----------
     Total Current Liabilities              1,943,406    1,642,742    1,562,701
                                           ----------   ----------   ----------

Long-term debt                                331,280      331,340      341,707

Deferred income taxes                          85,038       81,702       86,758

Other long-term liabilities                   147,841      188,126      171,399

Minority interests in subsidiaries            110,769      108,644       98,326


REDEEMABLE PREFERRED STOCK

Cumulative preferred stock, Series B,
  $4.00 dividend, par value $100, redeemable
  at par plus accrued dividends; authorized
  and issued 17 shares with 4 held
  in treasury as of April 1, 1995,
  December 31, 1994 and April 2, 1994           1,330        1,330        1,330


     See accompanying notes to consolidated condensed financial statements.
                                  (Continued)

                 MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
            As of April 1, 1995, December 31, 1994 and April 2, 1994
               ($ and shares in thousands, except per share data)


                                             April 1,  December 31,   April 2,
                                               1995        1994         1994
                                           (Unaudited)               (Unaudited)
                                           ----------   ----------   ----------

SHAREHOLDERS' EQUITY

Preference stock, $1.00 par value,
  authorized 50,000 shares; Series
  One ESOP Convertible, liquidation
  value $53.45; 6,360 shares issued
  and outstanding at April 1, 1995,
  6,379 at December 31, 1994 and
  6,499 at April 2, 1994                    $ 339,942    $ 340,948    $ 347,346

Guaranteed ESOP Obligation                   (321,096)    (328,096)    (328,570)

Common stock, par value $1.00, authorized
  300,000 shares; issued 111,460 at April 1,
  1995, 111,454 at December 31, 1994 and
  111,291 at April 2, 1994; outstanding,
  104,823 at April 1, 1995, 105,642 at
  December 31, 1994 and 105,359 at
  April 2, 1994, net of shares held in
  treasury                                    111,460      111,454      111,291


Capital surplus                                48,390       48,122       42,357

Retained earnings                           2,428,020    2,494,383    2,321,678

Cumulative translation adjustment              (4,039)      (1,421)       --

Common stock in treasury, at cost; 6,637
  shares at April 1, 1995, 5,812 at
  December 31, 1994, and 5,932 at
  April 2, 1994                              (309,172)    (283,785)    (289,652)
                                           ----------   ----------   ----------

   Total Shareholders' Equity               2,293,505    2,381,605    2,204,450
                                           ----------   ----------   ----------

   Total  Liabilities and Equity           $4,913,169   $4,735,489   $4,466,671
                                           ==========   ==========   ==========



     See accompanying notes to consolidated condensed financial statements.

                 MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                ($ in thousands)

                                                         First Quarter Ended
                                                       -----------------------
                                                        April 1,     April 2,
                                                          1995         1994
                                                       ---------    ---------
Net Cash Used in Operating Activities                  $(357,782)   $(231,969)
                                                       ---------    ---------
Cash Flows from Investing Activities:
  Additions to property, plant, equipment
    and leasehold improvements                           (63,005)     (64,290)
  Proceeds from sale or disposal of assets                 9,674       57,822

                                                       ---------    ---------
  Net Cash Used in Investing Activities                  (53,331)      (6,468)
                                                       ---------    ---------
Cash Flows from Financing Activities:
  Increase in notes payable                              560,200      404,000
  Decrease in book overdrafts                           (101,374)     (92,389)
  Dividends paid                                         (40,141)     (40,136)
  Repurchase of common stock                             (26,309)        --
  Decrease in long-term debt and obligations under
     capital leases                                       (7,840)      (1,203)
  Other                                                   (2,203)         433

                                                       ---------    ---------
  Net Cash Provided by Financing Activities              382,333      270,705
                                                       ---------    ---------

Net (decrease) increase in cash and cash equivalents     (28,780)      32,268
Cash and cash equivalents at beginning of year           117,035       80,971
                                                       ---------    ---------
Cash and Cash Equivalents at End of Period             $  88,255    $ 113,239
                                                       =========    =========


     See accompanying notes to consolidated condensed financial statements.

                 MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of April 1, 1995 and April 2, 1994 and the results of operations and cash flows for the three month periods then ended. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

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

   Fully diluted earnings (loss) per share is computed based upon the assumed conversion of the ESOP Preference Stock into common stock. Net earnings
   (loss) utilized in the calculation is adjusted for the difference between the current dividend on the ESOP Preference Stock and the common stock, and for certain non-discretionary expenses based on net earnings. The conversion of the ESOP Preference Stock and adjustments described above are anti-dilutive and, therefore, fully diluted earnings (loss) per share has not been presented.

4. The components of net interest expense are as follows:

                                                First Quarter Ended
                                                -------------------
                                      April 1, 1995             April 2, 1994
                                      -------------             -------------
($ in thousands)
- ----------------
Interest expense                         $ 8,749                   $ 4,325
Interest income                             (135)                     (177)
Capitalized interest                        --                         (52)
                                         -------                   -------
Interest expense, net                    $ 8,614                   $ 4,096
                                         =======                   =======

                 MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the First Quarter Ended April 1, 1995 and April 2, 1994

     Consolidated net sales for the quarter ended April 1, 1995 were $2.49 billion, an increase of 4.7% over consolidated net sales of $2.38 billion for the quarter ended April 2, 1994. Same store sales increased 0.4% over the prior year's period compared to an increase of 5.2% in 1994.

     Operating results for the quarter were unfavorably impacted by the timing of the Palm and Easter Sunday selling periods, which occur in the second quarter of 1995 as compared to the first quarter of 1994. In addition, the current year's accounting period had one less selling day than the prior year's quarter, which ended on April 2, 1994. For the year to date period ended April 15, 1995, which included the Palm and Easter Sunday selling periods in both years, consolidated retail sales increased 7.7% and same store sales increased 3.2% over the comparable period last year.

     For the first quarter of 1995, the Company reported a consolidated net loss of $26.4 million compared to a consolidated net loss of $2.5 million for the first quarter of 1994. The consolidated net loss per share was $0.29 for the current year period as compared to a $0.06 net loss per share last year.

     For the quarter ended April 1, 1995, net sales for the prescription drugs, health and beauty care segment increased 9.4% from the prior year period while same store sales increased 7.4%, as compared to an increase of 7.0% in 1994. Sales in both front store and pharmacy businesses were very strong, especially in third party prescription and private label merchandise sales. Gross margin as a percentage of net sales for this segment declined for the quarter, reflecting the impact of the proportionate increase in the lower margined pharmacy business. This segment's share of consolidated net sales in the first quarter of 1995 and 1994 was 45.3% and 43.3%, respectively.

     Net sales for the apparel segment decreased 1.1% in the first quarter of 1995 compared to the prior year period. Same store sales decreased 6.8% compared to an increase of 3.0% in 1994, reflecting the timing of Easter and disappointing results at Marshalls, which continues to be adversely affected by increased competition. Same store sales at Wilsons improved, with positive trends evident in its basics and accessories categories. Sales at Bob's increased significantly due to the rapid expansion of the chain. Higher markdowns taken in this segment as compared to last year resulted in a decrease in gross margin. For the first quarter of 1995, this segment represented 27.5% of consolidated net sales as compared to 29.1% in the same period last year.

     Net sales for the footwear segment, which is especially impacted by the Easter holiday, decreased by 3.4% for the quarter ended April 1, 1995 compared to the same period in 1994. This segment reported a 5.9% decrease in same store sales during the first quarter of 1995 as compared to a 3.0% increase for the comparable prior year period, which included Easter. Footaction experienced strong sales growth due to the popularity of several new athletic shoe styles. Sales declines were noted, however, at Meldisco and Thom McAn due to the shift in the holiday calendar. Gross margin as a percentage of net sales improved as higher initial markon was achieved at all businesses in the segment, coupled with lower markdowns at Meldisco and Footaction. For the first quarter of 1995, this segment represented 14.7% of consolidated net sales, compared to 16.0% for the first quarter of 1994.

                                  (Continued)
                                       9

                 MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Net sales in the toys and home furnishings segment increased 12.8% in the first quarter of 1995 as compared to the prior year period, despite the timing of the Easter selling period. Same store sales increased 0.7% for the quarter compared to an increase of 6.4% in the first quarter of last year. Sales growth in this segment occurred principally due to strong video software and male action figure sales at Kay-Bee and continued expansion at Linens 'n Things. Gross margin as a percentage of net sales declined from the prior year due to higher markdowns at Kay-Bee and Linens 'n Things, offset by improvements at This End Up. This segment's net sales for the first quarter of 1995 represented 12.5% of the consolidated total as compared to 11.6% in 1994.

     Cost of goods sold, buying and warehousing costs as a percentage of consolidated net sales was 67.7% in the first quarter of 1995, compared to 66.4% in 1994. The increase resulted primarily from a change in sales mix toward lower margined categories, offset in part by lower markdowns.

     Store operating, selling, general and administrative expenses were 31.3% of consolidated net sales for the first quarter of 1995 compared to 31.2% in the prior year quarter. The increase was due primarily to the absence of holiday sales, which hampered the Company's ability to fully leverage its fixed costs despite its strong expense control efforts. Depreciation and amortization expense as a percentage of consolidated net sales was 2.4% for the first quarter of 1995 as compared to 2.2% in the 1994 quarter, also reflecting the effect of the timing of holiday sales.

     Net interest expense totalled $8.6 million for the first quarter of 1995 as compared to $4.1 million in the first quarter of 1994. The increase in 1995 reflected the higher level of short-term borrowings as well as increased interest rates.

     Minority interests in net earnings for the first quarter of 1995 were 0.1% of consolidated net sales versus 0.2% in the first quarter of 1994 and are based on the profitability of the related operations.

     The Company's effective tax rate for the quarter was 44.5%, compared to 32.7% in the first quarter of 1994. The higher effective tax rate in 1995 is due to the relative mix of our businesses and the incomparability of earnings between the two periods.

Financial Condition and Liquidity

     Inherent in the seasonality of the specialty retailing business are cyclical buildups of inventory prior to peak selling periods, the most significant of which are Christmas, Palm and Easter Sundays, and Back-to-School. Although the Company finances its growth in operations and working capital requirements primarily through internally generated funds, short-term borrowings are also used to finance these seasonal inventory buildups. The short-term borrowings reach a peak in the Fall with the inventory buildup in anticipation of the Christmas selling season.

     For the three months ended April 1, 1995, cash and cash equivalents decreased $28.8 million to $88.3 million as compared to an increase of $32.3 million to $113.2 million for the first three months of 1994. The Company had short term borrowings of $760.2 million outstanding at April 1, 1995 and $494.0 million at April 2, 1994. The increase in the level of short-term borrowings was due primarily to the seasonal inventory buildup, as well as maintenance of higher inventories for new stores and an expansion to larger store formats at several divisions.

     Net accounts receivable decreased by $7.6 million for the three months ended April 1, 1995 as compared to a decrease of $7.2 million for the three months ended April 2, 1994. The decrease in 1995 reflected the timing of holiday sales and the related effect on charge card receivables and the timing of payments from third party payors and landlords.



                                  (Continued)
                                       10

                 MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For the three months ended April 1, 1995, inventories increased $203.3 million to $2.3 billion. For the three months ended April 2, 1994, inventories increased $193.8 million to $2.1 billion. The larger increase in 1995 is attributed to the pre-holiday inventory buildup, as well as the relatively higher stock levels required for the Company's new stores and larger store formats and lower LIFO reserves.

     Prepaid expenses increased $6.6 million in the first three months of 1995 as compared to a decrease of $2.0 million in 1994. The increase in 1995 is due mostly to higher levels of prepaid interest related to increased commercial paper borrowings. The decrease in 1994 was due primarily to decreased deferred taxes related to the utilization of reserves established in connection with the strategic realignment charge recorded in the fourth quarter of 1992.

     The decrease in accounts payable and accrued expenses was $152.7 million for the three months ended April 1, 1995, as compared to a decrease of $65.6 million in 1994. The larger decrease in 1995 was primarily due to the timing of payments and lower tax accruals resulting from an increased taxable loss.

     Capital additions of $63.0 million and $64.3 million in the first three months of 1995 and 1994, respectively, represented expenditures primarily for improvements to new and existing leased store locations, store equipment, information systems and distribution and office facilities.

                         REVIEW BY INDEPENDENT AUDITORS

The April 1, 1995 and April 2, 1994 consolidated condensed financial statements included in this filing on Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent auditors, in accordance with established professional standards and procedures for such a limited review.

The report of KPMG Peat Marwick LLP, commenting on their review, is included herein as Part I -- Exhibit 1.

                                                             Part 1 - Exhibit 1



                      Independent Auditors' Review Report


The Board of Directors and Shareholders of
Melville Corporation:

We have reviewed the consolidated condensed balance sheets of Melville Corporation and subsidiary companies as of April 1, 1995 and April 2, 1994, and the related consolidated condensed statements of operations and cash flows for the first quarter periods ended April 1, 1995 and April 2, 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Melville Corporation and subsidiary companies as of December 31, 1994 and the related consolidated statements of earnings, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 16, 1995. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1994, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                   /S/ KPMG Peat Marwick LLP



New York, New York
April 25, 1995

                         Part II. -- OTHER INFORMATION



Item 6 -- Exhibits and Reports on Form 8-K


     a)
                                 EXHIBIT INDEX



   Exhibit
   -------

     11   Computation of Per Share Earnings

     15   Letter re: Unaudited Interim Financial Information

     27   Financial Data Schedules




     b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended April 1, 1995.



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            MELVILLE CORPORATION
                                                 (REGISTRANT)



                                              ----------------------------
                                              Gary L. Crittenden
                                              Senior Vice President
                                              Corporate Development and
                                              Acting Chief Financial Officer

Date:
     ---------------

                         Part II. -- OTHER INFORMATION



Item 6 -- Exhibits and Reports on Form 8-K


     a)
                                 EXHIBIT INDEX



   Exhibit
   -------

     11   Computation of Per Share Earnings

     15   Letter re: Unaudited Interim Financial Information

     27   Financial Data Schedule

     b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended April 1, 1995.



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   MELVILLE CORPORATION
                                                       (REGISTRANT)



                                              /S/ GARY L. CRITTENDEN
                                              -----------------------
                                                  Gary L. Crittenden
                                                  Senior Vice President
                                                  Corporate Development and
                                                  Acting Chief Financial Officer

Date:  May 12, 1995