Form 10-Q
period 1995-07-01
MELVILLE CORP
filed 1995-08-15
CIK 64803

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For The Quarterly Period Ended July 1, 1995


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

                                             Yes  _X_       No _____


Number of shares outstanding of the issuer's Common Stock:

           Class                                Outstanding at July 29, 1995
           -----                                ----------------------------
Common Stock, $1 par value                               105,047,459

                                     INDEX


Part I. - Financial Information                                         Page No.
                                                                        --------

       Consolidated Condensed Statements of Earnings -
              Second Quarter and Six Months Ended
              July 1, 1995 and June 30, 1994                              3

       Consolidated Condensed Balance Sheets -
               As of July 1, 1995, December 31, 1994
               and June 30, 1994                                          4 - 6

       Consolidated Condensed Statements of Cash Flows -
               Six Months Ended July 1, 1995 and June 30, 1994            7

       Notes to Consolidated Condensed Financial Statements               8

       Management's Discussion and Analysis of
               Financial Condition and Results of Operations              9 - 12

       Review by Independent Auditors                                     13

       Exhibit I - - Report of Review by Independent Auditors             14


Part II. - Other Information                                              15

                 MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
               ($ and shares in thousands, except per share data)


                                                   Second Quarter Ended          Six Months Ended
                                                 ------------------------    -------------------------
                                                   July 1,      June 30,       July 1,      June 30,
                                                    1995          1994          1995           1994
                                                 ----------    ----------    ----------     ----------
Net sales                                        $2,770,166    $2,507,469    $5,262,208     $4,887,308
Cost of goods sold, buying
   and warehousing costs                          1,815,815     1,604,242     3,503,093      3,183,859
                                                 ----------    ----------    ----------     ----------
                                                    954,351       903,227     1,759,115      1,703,449
                                                 ----------    ----------    ----------     ----------
Store operating, selling, general
   and administrative expenses                      815,325       762,056     1,596,350      1,504,099
Depreciation and amortization                        57,593        52,159       116,508        103,494
                                                 ----------    ----------    ----------     ----------
                                                    872,918       814,215     1,712,858      1,607,593
                                                 ----------    ----------    ----------     ----------

Operating profit                                     81,433        89,012        46,257         95,856

Interest expense, net                                12,735         5,405        21,349          9,501
                                                 ----------    ----------    ----------     ----------
Earnings before income taxes
   and minority interests                            68,698        83,607        24,908         86,355

Income tax provision                                 23,441        22,975         3,974         23,873
                                                 ----------    ----------    ----------     ----------
Earnings before minority interests                   45,257        60,632        20,934         62,482

Minority interests in net earnings                   14,175        15,030        16,300         19,385
                                                 ----------    ----------    ----------     ----------
Net earnings                                     $   31,082    $   45,602    $    4,634     $   43,097
                                                 ==========    ==========    ==========     ==========

Net earnings (loss) per share of common stock    $     0.25    $     0.39    $    (0.04)    $     0.33
                                                 ==========    ==========    ==========     ==========
Dividends per share of common stock              $     0.38    $     0.38    $     0.76     $     0.76
                                                 ==========    ==========    ==========     ==========
Weighted average common shares outstanding          104,892       105,447       105,083        105,404
                                                 ==========    ==========    ==========     ==========

     See accompanying notes to consolidated condensed financial statements.

                 MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
            As of July 1, 1995, December 31, 1994 and June 30, 1994
                                ($ in thousands)

                                                      July 1,   December 31,  June 30,
                                                       1995         1994        1994
                                                   (Unaudited)               (Unaudited)
                                                    ----------   ----------   ----------
ASSETS
Current Assets:
   Cash and cash equivalents                        $   82,664   $  117,035   $   70,852
   Accounts receivable (net of allowance
     for doubtful accounts of $13,914 at
     July 1, 1995, $18,858 at
     December 31, 1994 and $22,917 at
     June 30, 1994)                                    192,622      229,833      217,819
   Inventories:
     Finished goods                                  2,267,228    2,131,041    2,083,544
     Work-in-process                                     2,267          645          201
     Raw materials and supplies                         15,293        6,557       11,095
                                                    ----------   ----------   ----------
       Total inventories                             2,284,788    2,138,243    2,094,840

   Prepaid expenses                                    170,216      165,388      190,580
                                                    ----------   ----------   ----------
     Total Current Assets                            2,730,290    2,650,499    2,574,091
                                                    ----------   ----------   ----------
Property, plant, equipment, leasehold
   improvements and leased property under capital
   leases, at cost                                   2,331,499    2,231,841    2,026,720
Less accumulated depreciation and
   amortization                                        765,505      704,919      667,655
                                                    ----------   ----------   ----------
Net property, plant, equipment, leasehold
  improvements and leased property
   under capital leases                              1,565,994    1,526,922    1,359,065
                                                    ----------   ----------   ----------
Goodwill (net of accumulated amortization
   of $102,177 at July 1, 1995,
   $94,987 at December 31, 1994
   and $88,043 at June 30, 1994)                       441,744      448,427      436,215

Deferred charges and other assets                      113,422      109,641      107,745
                                                    ----------   ----------   ----------
     Total Assets                                   $4,851,450   $4,735,489   $4,477,116
                                                    ==========   ==========   ==========


     See accompanying notes to consolidated condensed financial statements.
                                  (Continued)

                 MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
            As of July 1, 1995, December 31, 1994 and June 30, 1994
               ($ and shares in thousands, except per share data)


                                                   July 1,    December 31,  June 30,
                                                    1995         1994         1994
                                                 (Unaudited)               (Unaudited)
                                                  ----------   ----------   ----------
LIABILITIES
Current Liabilities:
   Accounts payable                               $  672,954   $  660,691   $  626,081

   Accrued expenses                                  440,350      659,502      416,276

   Notes payable                                     805,000      200,000      529,100

   Federal income taxes payable                         --        102,008        8,071

   Other current liabilities                          11,610       20,541       10,470
                                                  ----------   ----------   ----------
          Total Current Liabilities                1,929,914    1,642,742    1,589,998
                                                  ----------   ----------   ----------
Long-term debt                                       331,229      331,340      341,661

Deferred income taxes                                 86,564       81,702       88,552

Other long-term liabilities                          138,651      188,126      167,222

Minority interests in subsidiaries                    73,887      108,644       75,423


REDEEMABLE PREFERRED STOCK

Cumulative preferred stock, Series B,
     $4.00 dividend, par value $100, redeemable
     at par plus accrued dividends; authorized
     and issued 17 shares with 4 held
     in treasury as of July 1, 1995,
     December 31, 1994 and June 30, 1994               1,330        1,330        1,330


     See accompanying notes to consolidated condensed financial statements.
                                  (Continued)

                 MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
            As of July 1, 1995, December 31, 1994 and June 30, 1994
               ($ and shares in thousands, except per share data)


                                                            July 1,      December 31,     June 30,
                                                             1995           1994           1994
                                                          (Unaudited)                   (Unaudited)
                                                          -----------    -----------    -----------
SHAREHOLDERS' EQUITY
Preference stock, $1.00 par value,
   authorized 50,000 shares; Series
   One ESOP Convertible, liquidation value $53.45;
   6,320 shares issued and outstanding at July 1, 1995,
   6,379 at December 31, 1994 and
   6,443 at June 30, 1994                                 $   337,827    $   340,948    $   344,379

Guaranteed ESOP Obligation                                   (321,096)      (328,096)      (328,570)

Common stock, par value $1.00, authorized
   300,000 shares; issued 111,545 at July 1,
   1995, 111,454 at December 31, 1994 and
   111,385 at June 30, 1994; outstanding,
   104,948 at July 1, 1995, 105,642 at
   December 31, 1994 and 105,508 at
   June 30, 1994, net of shares held in
   treasury                                                   111,545        111,454        111,385

Capital surplus                                                51,382         48,122         45,624

Retained earnings                                           2,419,110      2,494,383      2,327,043

Cumulative translation adjustment                              (1,661)        (1,421)          --

Common stock in treasury, at cost; 6,597
   shares at July 1, 1995, 5,812 at
   December 31, 1994, and 5,877 at
   June 30, 1994                                             (307,232)      (283,785)      (286,931)
                                                          -----------    -----------    -----------
     Total Shareholders' Equity                             2,289,875      2,381,605      2,212,930
                                                          -----------    -----------    -----------
     Total Liabilities and Equity                         $ 4,851,450    $ 4,735,489    $ 4,477,116
                                                          ===========    ===========    ===========

     See accompanying notes to consolidated condensed financial statements.

                 MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                ($ in thousands)

                                                            Six Months Ended
                                                         ----------------------
                                                           July 1,     June 30,
                                                            1995         1994
                                                         ---------    ---------
Net Cash Used in Operating Activities                    $(236,325)   $(145,860)
                                                         ---------    ---------
Cash Flows from Investing Activities:
     Additions to property, plant, equipment
        and leasehold improvements                        (149,640)    (155,815)
     Proceeds from sale or disposal of assets               12,340       64,084
     Acquisitions, net of cash                                (937)        --
                                                         ---------    ---------
     Net Cash Used in Investing Activities                (138,237)     (91,731)
                                                         ---------    ---------
Cash Flows from Financing Activities:
     Increase in notes payable                             605,000      439,100
     Decrease in book overdrafts                           (99,168)     (93,067)
     Dividends paid                                       (131,295)    (118,469)
     Repurchase of common stock                            (26,309)        --
     Decrease in long-term debt and obligations under
        capital leases                                      (8,666)      (2,046)
     Proceeds from issuance of common stock                    671        1,954
     Other                                                     (42)        --
                                                         ---------    ---------
     Net Cash Provided by Financing Activities             340,191      227,472
                                                         ---------    ---------
Net decrease in cash and cash equivalents                  (34,371)     (10,119)
Cash and cash equivalents at beginning of year             117,035       80,971
                                                         ---------    ---------
Cash and Cash Equivalents at End of Period               $  82,664    $  70,852
                                                         =========    =========


     See accompanying notes to consolidated condensed financial statements.

                 MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of July 1, 1995 and June 30, 1994 and the results of operations for the second quarter and six month periods then ended and cash flows for the six month periods then ended. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

2. Certain reclassifications have been made to the consolidated condensed financial statements of prior periods to conform to the current period presentation.

3. Primary net earnings (loss) per share is computed by dividing consolidated net earnings, after deducting net preferred dividends on redeemable preferred stock and Series One ESOP Convertible Preference Stock ("ESOP Preference Stock"), by the weighted average number of common shares outstanding during the period.

     Fully diluted net earnings (loss) per share is computed based upon the assumed conversion of the ESOP Preference Stock into common stock. Consolidated net earnings utilized in the calculation is adjusted for the difference between the current dividend on the ESOP Preference Stock and the common stock, and for certain non-discretionary expenses based on net earnings. The conversion of the ESOP Preference Stock and adjustments described above are anti-dilutive and, therefore, fully diluted net earnings (loss) per share has not been presented.

4.   The components of net interest expense were as follows:

                                 Second Quarter Ended       Six Months Ended
                                ---------------------     ---------------------
                                 July 1,      June 30,     July 1,     June 30,
                                  1995         1994         1995         1994
                                --------     --------     --------     --------
     ($ in thousands)
     ----------------
     Interest expense           $ 12,941     $  5,704     $ 21,691     $ 10,029
     Interest income                (135)        (160)        (270)        (337)
     Capitalized interest            (71)        (139)         (72)        (191)
                                --------     --------     --------     --------
     Interest expense, net      $ 12,735     $  5,405     $ 21,349     $  9,501
                                ========     ========     ========     ========

5. During the six months ended July 1, 1995 and June 30, 1994, the Company had the following non-cash financing and investing activities:

     ($ in thousands)                                       1995         1994
     ----------------                                       ----         ----
     Performance share and restricted stock awards        $ 2,193      $ 1,558
                                                          =======      =======

                 MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the Second Quarter Ended July 1, 1995 and June 30, 1994

     Consolidated net sales for the quarter ended July 1, 1995 were $2.77 billion, an increase of 10.5% over consolidated net sales of $2.51 billion for the quarter ended June 30, 1994. Same store sales increased 1.7% over the prior year's period compared to an increase of 1.9% in 1994.

     Operating results for the quarter included the Palm and Easter Sunday selling periods, which occurred in the second quarter of 1995 as compared to the first quarter of 1994. In addition, the current year's accounting period had two additional selling days than the prior year's quarter, which ended on June 30, 1994.

     For the second quarter of 1995, the Company reported consolidated net earnings of $31.1 million compared to consolidated net earnings of $45.6 million for the second quarter of 1994. Consolidated net earnings per share was $0.25 for the current year period as compared to $0.39 per share last year.

     For the quarter ended July 1, 1995, net sales for the prescription drugs, health and beauty care segment increased 17.6% from the prior year period while same store sales increased 11.1%, as compared to an increase of 4.0% in 1994. Sales in both front store and pharmacy businesses were very strong, reflecting strong seasonal events and increased average prescription sales. Gross margin as a percentage of net sales for this segment declined for the quarter, reflecting the impact of the proportionate increase in the lower margined pharmacy business. This segment's share of consolidated net sales in the second quarter of 1995 and 1994 was 43.4% and 40.8%, respectively.

     Net sales for the apparel segment decreased 0.9% in the second quarter of 1995 compared to the prior year period. Same store sales decreased 11.6% compared to an increase of 0.2% in 1994, reflecting the disappointing results at Marshalls, which continued to be adversely affected by competition in the apparel industry. Same store sales at Wilsons improved, however, due to successful promotions and strong sales of its accessories line. Higher markdowns taken in this segment as compared to last year, especially at Marshalls in response to the sales shortfall, resulted in a decrease in gross margin as a percentage of net sales. For the second quarter of 1995, this segment represented 27.7% of consolidated net sales as compared to 30.9% in the same period last year.

     Net sales for the footwear segment increased by 7.8% for the quarter ended July 1, 1995 compared to the same period in 1994. This segment, which was favorably impacted by the timing of the Easter holiday, reported a 1.8% increase in same store sales during the second quarter of 1995 as compared to a 0.7% decrease for the comparable prior year period. Positive sales growth was reported at Footaction due to the popularity of several new athletic shoe styles and the growth of its superstores. Meldisco, however, experienced a decline in same store sales caused by unseasonable weather and increased competition. Gross margin as a percentage of net sales declined as a result of higher markdowns recorded at all divisions in this segment. For the second quarter of 1995, this segment represented 17.3% of consolidated net sales, compared to 17.7% for the second quarter of 1994.

                                  (Continued)
                                       9

                 MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Net sales in the toys and home furnishings segment increased 20.7% in the second quarter of 1995 as compared to the prior year period. Same store sales increased 4.4% for the quarter compared to an increase of 2.8% in the second quarter of last year. Sales growth in this segment occurred principally due to strong video software and special value sales at Kay-Bee and continued expansion at Linens 'n Things. Gross margin as a percentage of net sales declined from the prior year due to aggressive pricing at Kay-Bee and a shift in sales mix throughout the segment. This segment's net sales for the second quarter of 1995 represented 11.6% of the consolidated total as compared to 10.6% in 1994.

     Cost of goods sold, buying and warehousing costs as a percentage of consolidated net sales was 65.5% in the second quarter of 1995, compared to 64.0% in 1994. The increase resulted primarily from a change in sales mix toward lower margined categories and higher markdowns, principally in the Company's apparel and footwear businesses.

     Store operating, selling, general and administrative expenses were 29.4% of consolidated net sales for the second quarter of 1995 compared to 30.4% in the prior year quarter. The decrease was due to stringent management of expenses and increased sales, in part resulting from the shift in the holiday calendar, which enabled the Company to leverage its fixed costs. Depreciation and amortization expense as a percentage of consolidated net sales was 2.1% for the second quarter of both 1995 and 1994.

     Net interest expense totalled $12.7 million for the second quarter of 1995 as compared to $5.4 million in the second quarter of 1994. The increase in 1995 reflected significantly higher short-term borrowing rates, as well as increased average short-term borrowings, resulting from higher stock levels maintained and lower earnings.

     Minority interests in net earnings for the second quarter of 1995 were 0.5% of consolidated net sales versus 0.6% in the second quarter of 1994 and are based on the profitability of the related operations.

     The Company's effective tax rate for the quarter was 34.1%, compared to 27.5% in the second quarter of 1994. The higher effective tax rate in 1995 is due to the relative mix of our businesses and the incomparability of earnings between the two periods.

For the Six Months Ended July 1, 1995 and June 30, 1994

     For the six month period ended July 1, 1995, which had one more selling day than the corresponding period in 1994, consolidated net sales were $5.26 billion, an increase of 7.7% over consolidated net sales of $4.89 billion for the six months ended June 30, 1994. Same store sales increased 1.1% over the prior year's period compared to an increase of 3.5% in 1994.

     For the first six months of 1995, the Company reported consolidated net earnings of $4.6 million compared to consolidated net earnings of $43.1 million for the 1994 period. On a per share basis, after deducting dividends on the ESOP Preference Stock, the Company reported a consolidated net loss of $0.04 for the current year versus net earnings per share of $0.33 for 1994.

     For the six months ended July 1, 1995, net sales for the prescription drugs, health and beauty care segment increased 13.5% over the prior year period while same store sales increased 9.2%, as compared to an increase of 5.5% in 1994. Sales in 1995 reflected strong sales both in the pharmacy department and in front store categories, which have benefitted from increased private label offerings and enhanced inventory management. Gross margin as a percentage of net sales for the segment declined due to an increase in the proportion of lower margined prescription sales to total sales. This segment's share of consolidated net sales in the first six months of 1995 and 1994 was 44.3% and 42.0%, respectively.


                                  (continued)
                                       10

                 MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Net sales for the apparel segment decreased 1.0% in the first six months of 1995 compared to the prior year period. Same store sales decreased 9.4% compared to an increase of 1.5% in 1994. Marshall's year to date performance reflects the overall weakness in the off-price sector and the increased competition in the apparel marketplace. Wilsons, however, experienced very positive results, primarily in its accessories lines. Bob's sales increased due to the rapid expansion of the chain. Gross margin for the segment as a percentage of net sales decreased due to higher markdowns at all three businesses in the segment, offset by increased initial markon at Wilsons, related to its accessories lines, and lower buying and warehousing costs at Marshalls. For the first half of 1995, this segment represented 27.6% of consolidated net sales as compared to 30.0% in the same period last year.

     The footwear segment experienced an increase in net sales of 2.6% for the six months ended July 1, 1995 compared to the same period in 1994. This segment reported a 1.7% decrease in same store sales during the first six months of 1995 as compared to a 1.0% increase for the comparable prior year period. Net sales for the segment were driven by very favorable results at Footaction, which reported strong sales growth in each of its departmental lines. Meldisco, however, was impacted by the Kmart store closings and the expansion of its competitors. Gross margin as a percentage of net sales was impacted by higher markdowns at Meldisco and Thom McAn in response to sluggish sales, offset by lower markdowns at Footaction. For the six month period of 1995, this segment represented 16.1% of consolidated net sales, compared to 16.9% for the first six months of 1994.

     Net sales in the toys and home furnishings segment increased 16.6% in the first six months of 1995 as compared to the prior year period. Same store sales increased 2.5% for the first half of 1995 compared to an increase of 4.6% in the first six months of last year. Segment results were positively impacted by sales of video software and special value lines at Kay-Bee. Linens 'n Things continued to yield strong sales growth from the increase in its superstore base and the continued expansion of its product offerings. Gross margin as a percentage of net sales declined from the prior year due to higher markdowns at Kay-Bee and Linens 'n Things, as well as changes in product mix at all three divisions in the segment. This segment's net sales for the first half of 1995 represented 12.0% of the consolidated total as compared to 11.1% in 1994.

     Cost of goods sold, buying and warehousing costs as a percentage of consolidated net sales was 66.6% in the first six months of 1995, compared to 65.1% in 1994. The increase resulted primarily from a change in sales mix toward lower margined categories and higher markdowns, principally in the Company's apparel and footwear businesses.

     Store operating, selling, general and administrative expenses were 30.3% of consolidated net sales for the first six months of 1995 compared to 30.8% in the same period last year. The achievement of this favorable variance was due to more stringent management of variable expenses and leveraging of fixed costs due to the higher sales at many divisions.

     Depreciation and amortization expense as a percentage of consolidated net sales was 2.2% for the first six months of 1995 as compared to 2.1% in the 1994 period, reflecting the recent remodelings and expansions of our store formats, as well as sales declines at certain footwear and apparel divisions.

     Net interest expense totalled $21.3 million for the first six months of 1995 as compared to $9.5 million in the first six months of 1994. The increase in 1995 reflected significantly higher short-term borrowing rates, as well as increased average short-term borrowings, resulting from higher stock levels maintained and lower earnings.

     Minority interests in net earnings were 0.3% of consolidated net sales for the first six months of 1995 versus 0.4% in the second quarter of 1994 and are based on the profitability of the related operations.

     The Company's effective tax rate for the six months was 16.0%, compared to 27.6% in the first six months of 1994. The lower effective tax rate in 1995 is due to the relative mix of the Company's businesses and lower earnings.


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

     For the six months ended July 1, 1995, cash and cash equivalents decreased $34.4 million to $82.7 million as compared to a decrease of $10.1 million to $70.9 million for the first six months of 1994. The Company had short-term borrowings of $805.0 million outstanding at July 1, 1995 and $529.1 million at June 30, 1994. The increase in the level of short-term borrowings in 1995 was due primarily to the maintenance of higher inventories for new stores and an expansion to larger store formats at several divisions, as well as lower earnings, the timing of dividend payments and the repurchase of common stock during the period.

     Net accounts receivable decreased by $37.2 million to $192.6 million for the six months ended July 1, 1995 as compared to a decrease of $26.2 million to $217.8 million for the six months ended June 30, 1994. The lower accounts receivable balance in 1995 reflected the improvement in verification of third party receivables at CVS and more timely collection of other receivables, as well as the timing of payments from licensors.

     For the six months ended July 1, 1995, inventories increased $146.5 million to $2.3 billion. For the six months ended June 30, 1994, inventories increased $236.1 million to $2.1 billion. The larger inventory balance in 1995 is due to increased purchases in response to the favorable sales trend at CVS, and the higher stock levels required for the Company's larger store formats, as well as lower LIFO reserves.

     Prepaid expenses increased $4.8 million in the first six months of 1995 as compared to a decrease of $9.7 million in 1994. The increase in 1995 is due mostly to higher levels of prepaid interest related to increased commercial paper borrowings. The decrease in 1994 was due primarily to decreased deferred taxes related to the utilization of reserves established in connection with the strategic realignment charge recorded in the fourth quarter of 1992.

     The decrease in accounts payable and accrued expenses was $206.9 million for the six months ended July 1, 1995, as compared to a decrease of $75.4 million in 1994. The larger decrease in 1995 was primarily due to the timing of payments, particularly for dividends on ESOP Preference stock. The larger balance in 1995 reflected a higher accounts payable balance due to increased inventory levels, as well as higher accruals due to timing of payments.

     Capital additions of $149.6 million and $155.8 million in the first six months of 1995 and 1994, respectively, represented expenditures primarily for improvements to new and existing leased store locations, store equipment, information systems and distribution and office facilities.

                         REVIEW BY INDEPENDENT AUDITORS

The July 1, 1995 and June 30, 1994 consolidated condensed financial statements included in this filing on Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent auditors, in accordance with established professional standards and procedures for such a limited review.

The report of KPMG Peat Marwick LLP, commenting on their review, is included herein as Part I - Exhibit 1.

                                                              Part 1 - Exhibit 1


                      Independent Auditors' Review Report


The Board of Directors and Shareholders of
Melville Corporation:

We have reviewed the consolidated condensed balance sheets of Melville Corporation and subsidiary companies as of July 1, 1995 and June 30, 1994, and the related consolidated condensed statements of earnings for the second quarter and six month periods ended July 1, 1995 and June 30, 1994 and the related consolidated condensed statements of cash flows for the six month periods ended July 1, 1995 and June 30, 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Melville Corporation and subsidiary companies as of December 31, 1994 and the related consolidated statements of earnings, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 16, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1994, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                           /S/KPMG Peat Marwick LLP


New York, New York
July 25, 1995

                          Part II. - OTHER INFORMATION

Item 4 - Results of Votes of Security Holders

     On April 11, 1995, the Company held its annual meeting of shareholders. There was no solicitation in opposition to management's nominees for directors as listed in the proxy statement and all such nominees were elected. Of the 98,278,319 shares voted, at least 87,993,200 shares voted for each of these directors.

     The proposed amendments to the Company's Omnibus Stock Incentive Plan set forth in the proxy statement were approved by the shareholders with 72,462,668 shares voting for such proposal, 24,139,110 voting against and 1,676,541 shares abstaining.

     The shareholder proposal described in the proxy statement was defeated by the shareholders with 45,575,681 shares voting against such proposal, 44,295,555 voting for, 4,512,804 shares abstaining and 3,894,279 broker non-votes.


Item 6 - Exhibits and Reports on Form 8-K

     a)
                                 EXHIBIT INDEX

     Exhibit
     -------
     11     Computation of Per Share Earnings

     15     Letter re: Unaudited Interim Financial Information

     27     Financial Data Schedules


     b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended July 1, 1995.


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              MELVILLE CORPORATION
                              --------------------
                                  (REGISTRANT)



                             /S/ GARY L. CRITTENDEN
                        -------------------------------
                                  Gary L. Crittenden
                                  Senior Vice President
                                  and Chief Financial Officer

Date: August 11, 1995