Form 10-Q
period 1995-09-30
MELVILLE CORP
filed 1995-11-14
CIK 64803

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended   September 30, 1995

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

                                                 Yes  [X]          No [ ]


Number of shares outstanding of the issuer's Common Stock:


              Class                            Outstanding at October 28, 1995
              -----                            -------------------------------
    Common Stock, $1 par value                            105,088,276

                                     INDEX


Part I. -- Financial Information                                        Page No.


         Consolidated Condensed Statements of Operations--
                  Third Quarter and Nine Months Ended
                  September 30, 1995 and October 1, 1994                 3


         Consolidated Condensed Balance Sheets--
                  As of September 30, 1995, December 31, 1994 and
                  October 1, 1994                                        4 - 6


         Consolidated Condensed Statements of Cash Flows--
                  Nine Months Ended September 30, 1995 and
                  October 1, 1994                                        7


         Notes to Consolidated Condensed Financial Statements            8 - 9


         Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          10 - 13


         Review by Independent Auditors                                  14


         Exhibit I -- Report of Review by Independent Auditors           15


Part II. -- Other Information                                            16

                  MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               ($ and shares in thousands, except per share data)

                                                       Third Quarter Ended               Nine Months Ended
                                                   ----------------------------     ---------------------------
                                                   September 30,     October 1,     September 30,    October 1,
                                                        1995            1994             1995           1994
                                                   -------------    -----------     -------------    ----------
Net sales                                             $2,814,011     $2,737,016        $8,076,219    $7,624,325
Cost of goods sold, buying
   and warehousing costs                               1,871,162      1,770,244         5,374,255     4,954,104
                                                      ----------     ----------        ----------    ----------
                                                         942,849        966,772         2,701,964     2,670,221
                                                      ----------     ----------        ----------    ----------
Store operating, selling, general
   and administrative expenses                           859,886        809,743         2,456,236     2,313,842
Depreciation and amortization                             62,948         53,898           179,456       157,392
                                                      ----------     ----------        ----------    ----------
                                                         922,834        863,641         2,635,692     2,471,234
                                                      ----------     ----------        ----------    ----------
Operating profit                                          20,015        103,131            66,272       198,987

Interest expense, net                                     16,882         10,018            38,231        19,519
                                                      ----------     ----------        ----------    ----------
Earnings before income taxes
   and minority interests                                  3,133         93,113            28,041       179,468

Income tax (benefit) provision                           (1,352)         28,650             2,622        52,523
                                                      ----------     ----------        ----------    ----------
Earnings before minority interests                         4,485         64,463            25,419       126,945

Minority interests in net earnings                         6,965         12,745            23,265        32,130
                                                      ----------     ----------        ----------    ----------
Net (loss) earnings                                   $  (2,480)     $   51,718        $    2,154    $   94,815
                                                      ==========     ==========        ==========    ==========

Net (loss) earnings per share of common stock         $   (0.06)     $     0.45        $   (0.10)    $     0.78
                                                      ==========     ==========        ==========    ==========
Dividends per share of common stock                   $     0.38     $     0.38        $     1.14    $     1.14
                                                      ==========     ==========        ==========    ==========
Weighted average common shares outstanding               105,035        105,527           105,077       105,443
                                                      ==========     ==========        ==========    ==========

     See accompanying notes to consolidated condensed financial statements.

                  MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
         As of September 30, 1995, December 31, 1994 and October 1, 1994
                                ($ in thousands)

                                                       September 30,       December 31,       October 1,
                                                           1995               1994              1994
                                                       (Unaudited)                           (Unaudited)
                                                       ------------         ---------         ----------
ASSETS

Current Assets:
  Cash and cash equivalents                              $   80,062        $  117,035         $   82,886
   Accounts receivable (net of allowance
     for doubtful accounts of $14,301 at
     September 30, 1995, $18,858 at
     December 31, 1994  and $20,631 at
     October 1, 1994)                                        232,623           229,833            253,577
   Inventories:
     Finished goods                                        2,568,467         2,131,041          2,404,444
     Work-in-process                                           2,394               645                712
     Raw materials and supplies                               13,367             6,557              9,326
                                                          ----------        ----------         ----------
       Total inventories                                   2,584,228         2,138,243          2,414,482

   Prepaid expenses                                          170,419           165,388            193,549
                                                          ----------        ----------         ----------
     Total Current Assets                                  3,067,332         2,650,499          2,944,494
                                                          ----------        ----------         ----------
Property, plant, equipment, leasehold
   improvements and leased property under capital
   leases, at cost                                         2,449,256         2,231,841          2,135,423
Less accumulated depreciation and
   amortization                                              815,117           704,919            705,445
                                                          ----------        ----------         ----------
Net property, plant, equipment, leasehold
  improvements and leased property
   under capital leases                                    1,634,139         1,526,922          1,429,978
                                                          ----------        ----------         ----------
Goodwill (net of  accumulated  amortization
   of $105,563 at September  30, 1995,
   $94,987 at December 31, 1994
   and $91,497 at October 1, 1994)                           438,404           448,427            448,156

Deferred charges and other assets                            114,904           109,641            108,558
                                                          ----------        ----------         ----------
     Total Assets                                         $5,254,779        $4,735,489         $4,931,186
                                                          ==========        ==========         ==========

     See accompanying notes to consolidated condensed financial statements.

                                  (Continued)
                                       4

                  MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 As of September 30, 1995, December 31, 1994 and
                   October 1, 1994 ($ and shares in thousands,
                             except per share data)

                                                       September 30,          December 31,         October 1,
                                                           1995                  1994                1994
                                                        (Unaudited)                               (Unaudited)
                                                       -------------          -----------         ------------
LIABILITIES
Current Liabilities:
   Accounts payable                                       $  875,391           $  660,691           $  780,630

   Accrued expenses                                          542,891              659,502              459,052

   Notes payable                                             940,000              200,000              749,932

   Federal income taxes payable                                --                 102,008               21,850

   Other current liabilities                                   8,945               20,541               10,685
                                                          ----------           ----------           ----------
          Total Current Liabilities                        2,367,227            1,642,742            2,022,149
                                                          ----------           ----------           ----------
Long-term debt                                               332,056              331,340              341,589

Deferred income taxes                                         87,395               81,702               90,621

Other long-term liabilities                                  136,997              188,126              161,936

Minority interests in subsidiaries                            79,851              108,644               88,398


REDEEMABLE PREFERRED STOCK
Cumulative preferred stock, Series B,
  $4.00 dividend, par value $100, redeemable
  at par plus accrued dividends; authorized
  and issued 17 shares with 4 held
  in treasury                                                  1,330                1,330                1,330



     See accompanying notes to consolidated condensed financial statements.

                                  (Continued)
                                        5

                  MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                     As of September 30, 1995, December 31,
                     1994 and October 1, 1994 ($ and shares
                      in thousands, except per share data)

                                                                     September 30,       December 31,          October 1,
                                                                        1995                1994                 1994
                                                                     (Unaudited)                              (Unaudited)
                                                                    --------------       ------------        ------------
SHAREHOLDERS' EQUITY
Preference stock, $1.00 par value,
   authorized 50,000 shares; Series
   One ESOP Convertible, liquidation value
   $53.45; 6,294 shares issued and
   outstanding at September 30, 1995,
   6,379 at December 31, 1994 and
   6,408 at October 1, 1994                                             $  336,424         $  340,948         $  342,507


Guaranteed ESOP Obligation                                                (321,096)          (328,096)          (328,570)

Common stock,  par value $1.00, authorized
   300,000 shares; issued 111,646 at
   September 30, 1995, 111,454 at
   December 31, 1994 and 111,402 at October 1,
   1994; outstanding, 105,076 at September 30,
   1995, 105,642 at December 31, 1994
   and 105,561 at October 1, 1994,
   net of shares held in treasury                                          111,646            111,454            111,402


Capital surplus                                                             54,708             48,122             46,272

Retained earnings                                                        2,376,491          2,494,383          2,338,767

Cumulative translation adjustment                                           (2,305)            (1,421)              --

Common stock in treasury, at cost;
   6,570 shares at September 30,
   1995, 5,812 at December 31,
   1994, and 5,842 at October 1, 1994                                     (305,945)          (283,785)          (285,215)
                                                                        ----------         ----------         ----------
     Total Shareholders' Equity                                          2,249,923          2,381,605          2,225,163
                                                                        ----------         ----------         ----------
     Total Liabilities and Equity                                       $5,254,779         $4,735,489         $4,931,186
                                                                        ==========         ==========         ==========


     See accompanying notes to consolidated condensed financial statements.

                  MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                ($ in thousands)

                                                            Nine Months Ended
                                                    September 30,    October 1,
                                                         1995           1994
                                                    -------------    ----------
Net Cash Used in Operating Activities                   $(260,881)    $(207,663)
                                                       ----------     ---------
Cash Flows from Investing Activities:
     Additions to property, plant, equipment
          and leasehold improvements                     (277,016)     (268,619)
     Proceeds from sale or disposal of assets              17,718        73,529
     Acquisitions, net of cash                             (4,809)      (28,224)
                                                        ---------     ---------
     Net Cash Used in Investing Activities               (264,107)     (223,314)
                                                        ---------     ---------
Cash Flows from Financing Activities:
     Increase in notes payable                            740,000       659,932
     Decrease in book overdrafts                          (47,203)      (68,122)
     Dividends paid                                      (172,229)     (158,462)
     Repurchase of common stock                           (26,309)         --
     Decrease in long-term debt and obligations under
           capital leases                                  (6,026)       (2,940)
     Proceeds from issuance of common stock                   671         2,488
     Effect of currency fluctuation                          (889)           (4)
                                                        ---------     ---------
     Net Cash Provided by Financing Activities            488,015       432,892
                                                        ---------     ---------
Net (decrease) increase in cash and cash equivalents      (36,973)        1,915
Cash and cash equivalents at beginning of year            117,035        80,971
                                                        ---------     ---------
Cash and Cash Equivalents at End of Period              $  80,062     $  82,886
                                                        =========     =========

     See accompanying notes to consolidated condensed financial statements.

                  MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1995 and October 1, 1994 and the results of operations for the third quarter and nine month periods then ended and cash flows for the nine month periods then ended. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

2. Certain reclassifications have been made to the consolidated condensed financial statements of prior periods to conform to the current period presentation.

3. Primary net earnings (loss) per share is computed by dividing consolidated net earnings (loss), after deducting net preferred dividends on redeemable preferred stock and Series One ESOP Convertible Preference Stock ("ESOP Preference Stock"), by the weighted average number of common shares outstanding during the period.

      Fully diluted net earnings (loss) per share is computed based upon the assumed conversion of the ESOP Preference Stock into common stock. Consolidated net earnings (loss) utilized in the calculation is adjusted for the difference between the current dividend on the ESOP Preference Stock and the common stock, and for certain non-discretionary expenses based on net earnings. The conversion of the ESOP Preference Stock and adjustments described above are anti-dilutive and, therefore, fully diluted net earnings (loss) per share has not been presented.

4.    The components of net interest expense were as follows:

                                  Third Quarter Ended     Nine Months Ended
                               ----------------------   ------------------------
                               September 30, October 1, September 30, October 1,
                                   1995         1994        1995         1994
                                   ----         ----        ----         ----
      ($ in thousands)
      Interest expense          $ 17,187     $ 10,570     $ 38,878     $ 20,599
      Interest income               (239)        (494)        (509)        (831)
      Capitalized interest           (66)         (58)        (138)        (249)
                                --------     --------     --------     --------
      Interest expense, net     $ 16,882     $ 10,018     $ 38,231     $ 19,519
                                ========     ========     ========     ========

5. During the nine months ended September 30, 1995 and October 1, 1994, the Company had the following non-cash financing and investing activities:

      ($ in thousands)                                     1995         1994
                                                           ----         ----

      Performance share and restricted stock awards      $   6,296    $   1,558
                                                         =========    =========

      Fair value of assets acquired                      $   4,809      $32,554
      Cash paid                                              4,809       28,224
                                                         ---------     --------
      Liabilities assumed                                    --        $  4,330
                                                         =========     ========

6. On October 14, 1995, the Company entered into an agreement to sell its Marshalls division to The TJX Companies, Inc. for aggregate proceeds of $550 million, consisting of $375 million in cash and $175 million in TJX convertible preferred stock. The transaction is subject to certain conditions and approvals and is expected to close in the fourth quarter of 1995, at which time the Company will record an after-tax charge of approximately $195 million.

                                  (Continued)
                                        8

                  MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

7. On October 24, 1995, the Company announced a comprehensive strategic restructuring program, the primary components of which are the creation of three independent, publicly traded retailing companies in the chain drug, footwear and toy industries; the sale of the Wilsons and This End Up divisions; the closure of approximately 330 stores and several warehouses; the consolidation of certain functions of Meldisco, Footaction and Thom McAn, and the reduction of Melville's corporate overhead. Additionally, the Company has elected to adopt Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and will change its method of accounting for internally developed software costs. These actions will result in a fourth quarter after-tax charge of approximately $585 million, in addition to the after tax charge of $195 million related to the sale of Marshalls.

      The Company intends to create the three independent retailing companies by spinning off its footwear businesses and Kay-Bee to current Melville shareholders by the end of 1996, while the chain drug holding company will include CVS, and, at least initially, Linens 'n Things and Bob's. The Company plans to pursue the sales of the Wilsons and This End Up chains during 1996.

                  MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the Third Quarter Ended September 30, 1995 and October 1, 1994

         Consolidated net sales for the third quarter ended September 30, 1995, which included two fewer selling days than the prior year quarter, were $2.81 billion, an increase of 2.8% over consolidated net sales of $2.74 billion for the quarter ended October 1, 1994. Same store sales were flat with the prior year's period, compared to an increase of 2.8% in 1994.

         For the third quarter of 1995, the Company reported a consolidated net loss of $2.5 million, compared to consolidated net earnings of $51.7 million for the third quarter of 1994. The consolidated net loss per share was $0.06 for the current year period as compared to consolidated net earnings per share of $0.45 for last year.

         For the quarter ended September 30, 1995, net sales for the prescription drugs, health and beauty care segment increased 10.3% from the prior year period while same store sales increased 9.2%, as compared to an increase of 5.5% in 1994. Strong Back-to-School business, as well as other promotions during the quarter, resulted in favorable front store sales, while the continued increase in the average prescription price and prescription counts resulted in strong sales in the pharmacy business. Gross margin as a percentage of net sales for this segment declined for the quarter, reflecting the impact of the proportionate increase in the lower margined pharmacy business. This segment's share of consolidated net sales in the third quarter of 1995 and 1994 was 41.6% and 38.8%, respectively.

         Net sales for the apparel segment decreased 1.9% in the third quarter of 1995 compared to the prior year period. Same store sales decreased 7.3% compared to a decrease of 3.8% in 1994, reflecting disappointing results at all three divisions within the segment due to the continued impact of competition in the apparel industry, and the implementation of a more stringent layaway policy at Wilsons. Higher markdowns at Marshalls and Bob's, as well as a sharper pricing strategy at Marshalls, offset the higher gross margin rate at Wilsons, which resulted from strong sales of its accessories lines. For the third quarter of 1995, this segment represented 29.3% of consolidated net sales as compared to 30.7% in the same period last year.

         Net sales for the footwear segment decreased by 5.7% for the quarter ended September 30, 1995 compared to the same period in 1994. This segment reported a 4.5% decrease in same store sales during the third quarter of 1995 as compared to a 3.7% increase for the comparable prior year period. Positive sales growth was reported at Footaction due to the popularity of several new athletic shoe styles and the growth of its superstores. Meldisco and Thom McAn; however, experienced negative same store sales due to competitive and promotional factors in the footwear business, as well as poor Back-to-School sales. Gross margin as a percentage of net sales declined for the quarter due to higher markdowns at Meldisco. Both Footaction and Thom McAn posted favorable gross margin rates due to tight control of markdowns and higher initial markon. For the third quarter of 1995, this segment represented 16.4% of consolidated net sales, compared to 17.9% for the third quarter of 1994.

                                   (Continued)

                  MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Net sales in the toys and home furnishings segment increased 3.4% in the third quarter of 1995 from the prior year period. Same store sales decreased 4.9% for the quarter compared to an increase of 11.2% in the third quarter of last year. Kay-Bee's results were negatively impacted by disappointing sales related to summer movie releases, while Linens 'n Things' comparable store sales reflected increased competition in key markets. Gross margin as a percentage of net sales declined from the prior year due to higher markdowns at Kay-Bee, in an effort to stimulate sales, as well as at This End Up, due to an increase in its lower margined institutional sales. This segment's net sales for the third quarter of 1995 represented 12.7% of the consolidated total as compared to 12.6% in 1994.

         Cost of goods sold, buying and warehousing costs as a percentage of consolidated net sales were 66.5% in the third quarter of 1995, compared to 64.7% in 1994. The increase resulted primarily from a change in the sales mix toward lower margined categories, the change in Marshalls' pricing and higher markdowns.

         Store operating, selling, general and administrative expenses were 30.6% of consolidated net sales for the third quarter of 1995 compared to 29.6% in the prior year quarter. The increase was due to higher occupancy expense, in part due to the larger store formats at some of the divisions. Depreciation and amortization expense as a percentage of consolidated net sales was 2.2% and 2.0% for the third quarter of 1995 and 1994, respectively, due to the lack of leverage resulting from the sales shortfall, especially at Marshalls.

         Net interest expense totalled $16.9 million for the third quarter of 1995 as compared to $10.0 million in the third quarter of 1994. The increase in 1995 reflected significantly higher short-term borrowing rates, as well as increased short-term borrowings, primarily resulting from higher stock levels maintained and lower earnings.

         Minority interests in net earnings for the third quarter of 1995 were 0.2% of consolidated net sales versus 0.5% in the third quarter of 1994 and are based on the profitability of the related operations.

         The Company's effective tax rate for the third quarter reflects the shift in proportionate profitability between those subsidiaries included in the consolidated Federal tax return and those subsidiaries for which separate returns are filed.

For the Nine Months Ended September 30, 1995 and October 1, 1994

          For the nine month period ended September 30, 1995, which had one less selling day than the corresponding period in 1994, consolidated net sales were $8.08 billion, an increase of 5.9% over consolidated net sales of $7.62 billion for the nine months ended October 1, 1994. Same store sales increased 0.7% over the prior year's period compared to an increase of 3.2% in 1994.

         For the first nine months of 1995, the Company reported consolidated net earnings of $2.2 million compared to consolidated net earnings of $94.8 million for the 1994 period. On a per share basis, after deducting dividends on the ESOP Preference Stock, the Company reported a consolidated net loss of $0.10 for the current year versus net earnings per share of $0.78 for 1994.

         For the nine months ended September 30, 1995, net sales for the prescription drugs, health and beauty care segment increased 12.4% over the prior year period while same store sales increased 9.2%, as compared to an increase of 5.5% in 1994. Year to date sales in 1995 benefitted from strong promotional and pharmacy business sales, which reflected increased average prescription sales. Gross margin as a percentage of net sales for the segment declined due to an increase in the proportion of lower margined prescription sales to total sales. This segment's share of consolidated net sales in the first nine months of 1995 and 1994 was 43.3% and 40.9%, respectively.

                                   (Continued)
                                       11

                  MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Net sales for the apparel segment decreased 1.3% in the first nine months of 1995 compared to the prior year period. Same store sales decreased 8.7% compared to a decrease of 0.5% in 1994. Year to date comparable store sales were negative for all three chains in the segment due to increased competition in the apparel business, and the implementation of a more stringent layaway policy at Wilsons. Gross margin for the segment as a percentage of net sales decreased due to higher markdowns and a lower pricing strategy at Marshalls, partially offset by increased initial markon at Wilsons, related to its accessories lines, and lower buying and warehousing costs at Marshalls. For the first nine months of 1995, this segment represented 28.3% of consolidated net sales as compared to 30.3% in 1994.

         The footwear segment experienced a decrease in net sales of 0.5% for the nine months ended September 30, 1995 compared to the same period in 1994. This segment reported a 2.7% decrease in same store sales during the first nine months of 1995 as compared to a 2.0% increase for the comparable prior year period. Very favorable results at Footaction, due to strong sales of men's athletic goods and branded apparel, were offset by a sales decline at Meldisco, which was impacted by Kmart store closings and the expansion of its competitors. Gross margin as a percentage of net sales was impacted by higher markdowns at Meldisco and Thom McAn due to an increase in promotional business and in response to sluggish sales, offset by lower markdowns as a percentage of sales at Footaction. For the nine month period of 1995, this segment represented 16.2% of consolidated net sales, compared to 17.2% for the first nine months of 1994.

         Net sales in the toys and home furnishings segment increased 11.5% in the first nine months of 1995 as compared to the prior year period. Same store sales, however, decreased 0.3% for the first nine months of 1995 compared to an increase of 7.0% in the first nine months of last year. Kay-Bee's strong sales of special value merchandise and video software offset the disappointing sales related to summer movie related merchandise. Increased competition negatively impacted Linens 'n Things' year to date same store sales, despite gains in every department over last year. Gross margin as a percentage of net sales declined from the prior year for all three divisions due to higher markdowns at Kay-Bee and This End Up and higher freight costs at Linens 'n Things. This segment's net sales for the first nine months of 1995 represented 12.2% of the consolidated total as compared to 11.6% in 1994.

         Cost of goods sold, buying and warehousing costs as a percentage of consolidated net sales were 66.5% in the first nine months of 1995, compared to 65.0% in 1994. The increase resulted primarily from a change in the sales mix toward lower margined categories, higher markdowns and lower initial markon at Marshalls due to its repricing strategy to stimulate sales growth.

         Store operating, selling, general and administrative expenses were 30.4% of consolidated net sales for the first nine months of 1995 compared to 30.3% in the same period last year. Occupancy expense rose in comparison to last year due in part to the expansion into larger store formats, which offset expense savings achieved in other categories.

         Depreciation and amortization expense as a percentage of consolidated net sales was 2.2% for the first nine months of 1995 as compared to 2.1% in the 1994 period, reflecting the recent remodelings and expansions of our store formats.

         Net interest expense totalled $38.2 million for the first nine months of 1995 as compared to $19.5 million in the first nine months of 1994. The increase in 1995 reflected significantly higher short-term borrowing rates, as well as increased average short-term borrowings, primarily resulting from higher stock levels maintained and lower earnings.

         Minority interests in net earnings were 0.3% of consolidated net sales for the first nine months of 1995 versus 0.4% for the first nine months of 1994 and are based on the profitability of the related operations.

         The Company's effective tax rate for the first nine months of 1995 was 9.4%, compared to 29.3% in the first nine months of 1994. The lower effective tax rate in 1995 is due to the shift in proportionate profitability between those subsidiaries included in the consolidated Federal tax return and those subsidiaries for which separate returns are filed.

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

         For the nine months ended September 30, 1995, cash and cash equivalents decreased $37.0 million to $80.1 million as compared to an increase of $1.9 million to $82.9 million for the first nine months of 1994. The Company had short-term borrowings of $940.0 million outstanding at September 30, 1995 and $749.9 million at October 1, 1994. The increase in the level of short-term borrowings in 1995 was due primarily to lower earnings, the maintenance of higher inventories for new stores and an expansion to larger store formats at several divisions, the timing of dividend payments and the repurchase of common stock during the period.

         Net accounts receivable increased by $2.8 million to $232.6 million for the nine months ended September 30, 1995 as compared to an increase of $9.6 million to $253.6 million for the nine months ended October 1, 1994. The lower accounts receivable balance in 1995 reflected the improvement in verification of third party receivables at CVS, lower layaway receivables due to the change in the policy at Wilsons and more timely collection of other receivables.

         For the nine months ended September 30, 1995, inventories increased $446.0 million to $2.6 billion. For the nine months ended October 1, 1994, inventories increased $555.7 million to $2.4 billion. The higher inventory balance in 1995 is due to increased purchases in response to the favorable sales trend at CVS, the higher stock levels required for the Company's larger store formats and merchandising strategies.

         Prepaid expenses increased $5.0 million in the first nine months of 1995 as compared to a decrease of $21.1 million in 1994. The increase in 1995 is due mostly to the timing of payments, while the decrease in 1994 was due primarily to decreased deferred taxes related to the utilization of reserves established in connection with the strategic realignment charge recorded in the fourth quarter of 1992.

         The increase in accounts payable and accrued expenses was $98.1 million for the nine months ended September 30, 1995, as compared to an increase of $86.6 million in 1994. The larger increase in 1995 was primarily due to the maintenance of higher inventory levels, as well as higher accruals due to timing of payments.

         Capital additions of $277.0 million and $268.6 million in the first nine months of 1995 and 1994, respectively, represented expenditures primarily for improvements to new and existing leased store locations, store equipment, information systems and distribution and office facilities.

                         REVIEW BY INDEPENDENT AUDITORS

The September 30, 1995 and October 1, 1994 consolidated condensed financial statements included in this filing on Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent auditors, in accordance with established professional standards and procedures for such a limited review.

The report of KPMG Peat Marwick LLP, commenting on their review, is included herein as Part I - Exhibit 1.

                              Part I -- Exhibit 1

                       Independent Auditors' Review Report


The Board of Directors and Shareholders of
Melville Corporation:

We have reviewed the consolidated condensed balance sheets of Melville Corporation and subsidiary companies as of September 30, 1995 and October 1, 1994, and the related consolidated condensed statements of operations for the third quarter and nine month periods ended September 30, 1995 and October 1, 1994 and the related consolidated condensed statements of cash flows for the nine month periods ended September 30, 1995 and October 1, 1994.
These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated condensed financial statements referred to above for them to be in conformity with generally accepted accounting principles.

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


                                    /S/KPMG Peat Marwick LLP



New York, New York
October 24, 1995
                                       15

                          Part II. - OTHER INFORMATION

Item 6 -- Exhibits and Reports on Form 8-K

         a)
                                  EXHIBIT INDEX

         Exhibit
         -------

         11                Computation of Per Share Earnings

         15                Letter re: Unaudited Interim Financial Information

         27                Financial Data Schedules


         b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended September 30, 1995.


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           MELVILLE CORPORATION
                                               (REGISTRANT)





                                           /S/ GARY L. CRITTENDEN
                                           -----------------------------
                                           Gary L. Crittenden
                                           Senior Vice President
                                           and Chief Financial Officer

Date:    November 14, 1995