Form 10-K
period 1995-12-31
MELVILLE CORP
filed 1996-03-29
CIK 64803

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 1995

                      Commission File Number 1-1011

                          MELVILLE CORPORATION
         (Exact name of registrant as specified in its charter)


           New York                      04-1611460
 (State of incorporation)        (IRS Employer Identification No.)

                     One Theall Road, Rye, NY  10580
                (Address of principal executive offices)

Registrant's telephone number, including area code:  (914) 925-4000

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange
Title of each class                          on which registered
-------------------                          -------------------
Common stock (par value                      New York Stock Exchange
$1 per share)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. Yes (No disclosures are contained herein) X No ___

As of March 1, 1996, the aggregate market value of the voting stock* held by non-affiliates** which was computed by reference to the price at which the stock was last traded was $3,433,331,349.

Number of shares outstanding of the issuer's Common Stock (par value $1 per share) at March 1, 1996: 105,218,990.

                   Documents Incorporated by Reference

l. Annual Report to  Shareholders  for the year ended December 31, 1995: Part I,
Item 1; Part II, Items 5, 6, 7 and 8; and Part IV, Item 14.

2. Proxy Statement dated March 7, 1996 issued in connection with the annual meeting of shareholders: Part III, Items 10, 11, 12 and 13.

* Does not include 6,160,405 outstanding shares of Series One ESOP Convertible Preference Stock ("ESOP Preference Stock"). As of March 1, 1996, each share of ESOP Preference Stock is entitled to one vote per share on all matters submitted to a vote of the holders of Common Stock.

**   Only stock held by directors and officers is excluded.

Item 1. Business

     Melville Corporation, a New York corporation (in this Item 1 called the "Company" and together with its subsidiaries, collectively called the "Companies"), is one of the largest diversified specialty retailers in the United States. On October 24, 1995, the Company announced a comprehensive strategic restructuring program which would result in the creation of three independent publicly traded retailing companies in the chain drug, footwear and toy industries. As part of its restructuring, the Company also completed the sale of its Marshalls business on November 17, 1995, and announced its intention to try and sell its Wilsons and This End Up businesses. The chain drug holding company will include the Company's CVS and, initially, its Linens 'n Things and Bob's Stores businesses. The footwear company will be comprised of the Company's Meldisco, Footaction and Thom McAn businesses. Because the footwear company constitutes an entire segment, it has been classified as discontinued operations in this report and in the Company's financial statements. The Kay-Bee Toy business was to be the separate toy company. As discussed in more detail below, the Company subsequently announced that it had reached an agreement to sell its Kay-Bee Toy business. All of these actions are expected to be completed by the summer of 1996.

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

     The Company's principal office is located in Rye, New York. As of December 31, 1995, the Companies had approximately 97,000 full and part-time associates.

                          BUSINESS SEGMENT INFORMATION

     The Company is principally a specialty retailer conducting business in the three major segments listed below:

     -    Prescription drugs, health and beauty care retailing.

     - Apparel retailing, which includes men's and women's specialty and leather apparel and brand name and private label apparel for men, women and children.

     - Toys and home furnishings retailing, which includes retailing of toys, domestics and furniture (as well as furniture manufacturing).

     Because the Company announced its intention to spin-off its footwear segment to shareholders in 1996 as part of its restructuring plan, the results of operations for these footwear businesses have been classified as discontinued operations for all periods presented in the consolidated statements of operations in the Company's Annual Report to Shareholders incorporated herein by reference. The financial information concerning industry segments required by
Item 101(b) of Regulation S-K is set forth on page 36 of the Company's Annual Report to Shareholders for the year ended December 31, 1995, and is incorporated herein by reference.

PRESCRIPTION DRUGS, HEALTH AND BEAUTY CARE RETAILING

     On December 31, 1995, the Companies operated 1,366 prescription drugs, health and beauty care stores in 14 states and the District of Columbia under the name "CVS", substantially all of which have pharmacies. Net sales for these stores for 1995 represented approximately 50.2% of the net sales of the Companies' continuing operations.

     These stores are considered "destination" stores and are located primarily in "strip" shopping centers and freestanding units. In the prescription drugs, health and beauty care retailing business, the Company counts itself among the largest retailers in terms of number of stores in its primary marketing territories, which is the mid-Atlantic and Northeast United States. The monthly business periodical entitled "Chain Drug Review" has ranked CVS fourth in number of stores and sixth in dollar volume among the top ten drug store chains in the United States based upon dollar volume and store count. These stores also compete with general merchandise stores, supermarkets and mail order pharmacies.

     PharmaCare started in 1994 as a full service prescription benefits management company that markets and administers prescription benefit programs directly to managed care organizations, employers, and other health insurance companies. PharmaCare was formed to serve as the strategic marketing arm of CVS. It has developed a range of service offerings to distinguish CVS and PharmaCare in the prescription management market.

APPAREL RETAILING

     On December 31, 1995, the Companies operated 548 men's and women's leather and suede apparel and accessory stores, which are located primarily in regional shopping malls in 46 states, the District of Columbia and the United Kingdom under the names "Wilsons Suede & Leather", "Wilsons The Leather Experts", "Tannery West", "Bermans The Leather Experts", "Bermans", "Snyder Leather Outlets", "Pelle Cuir" and "Georgetown Leather Design". Net sales for 1995 in these stores represented approximately 4.7% of the net sales of the Companies' continuing operations.

     On December 31, 1995, the Companies operated 34 stores selling casual clothing and footwear for the entire family under the name "Bob's Stores", principally in "strip" shopping centers located in Connecticut, Massachusetts, New York, New Jersey, Rhode Island, Pennsylvania, New Hampshire, Virginia and Maryland. Net sales at Bob's stores for 1995 represented approximately 3.6% of the net sales of the Companies' continuing operations.

TOYS AND HOME FURNISHINGS

     On December 31, 1995, the Companies operated 1,004 toy and hobby stores in all 50 states and Puerto Rico under the names "Kay-Bee Toys" and "Toy Works". As discussed in more detail below, the Company announced on March 25, 1996, that it expects to complete the sale of this toy business to Consolidated Stores Corporation in May 1996. The Kay-Bee Toys stores are located primarily in regional shopping malls. The Toy Works stores are located primarily in "strip" shopping centers and freestanding units. Net sales in toy and hobby stores for 1995 represented approximately 11.1% of the net sales of the Companies' continuing operations.

     On December 31, 1995, the Companies operated 155 quality brand name linens, towels, bath and other household items stores, which are located primarily in "strip" shopping centers in 29 states under the name "Linens 'n Things". Linens 'n Things' net sales for 1995 represented approximately 5.7% of the net sales of the Companies' continuing operations.

     On December 31, 1995, the Companies operated 228 stores carrying a distinctive line of casual furniture and coordinated accessories for residential and commercial use, located primarily in regional shopping malls in 33 states, under the names "This End Up" and "Wood's End". Net sales of furniture for 1995 represented approximately 1.4% of the net sales of the Companies' continuing operations.

     In the toy retailing business, the Company is among the largest toy and hobby chain store operators in the United States in terms of sales, as well as number of retail outlets. Based upon sales volume, the business periodical "Discount Store News" has ranked Kay-Bee among the top toy specialty chains in the United States.

     In the home furnishings retailing business, the Company believes itself to be a significant factor in the markets for the products which it carries. Based on total revenues, This End Up has been ranked by "Furniture Today", a weekly business periodical, as the 17th largest home furnishing retailer in the United States.

     Manufacturing

     During 1995, the Company, through This End Up Furniture Company, manufactured a distinctive line of casual furniture in seven factories located in the Southeast United States. Approximately 99% of the furniture manufactured is sold through the Company's This End Up division. The Company believes that these factories have the capacity to supply all of the sales volume requirements of its "This End Up" and "Wood's End" retail stores and currently these factories supply substantially all of such requirements.

     This End Up Furniture Company manufactures a large portion of its furniture from southern yellow pine, which is in plentiful supply in the Southeastern
United States. Southern yellow pine is a renewable resource and most producers have reforestation programs in effect.

FOOTWEAR - DISCONTINUED OPERATIONS

     As part of the Company's restructuring plan, it plans to spin-off its footwear operations to shareholders during 1996. As of December 31, 1995, these included 2,568 leased footwear departments, 439 retail stores under the names "FOOTACTION USA" and "FOOTACTION For Kids" and 315 retail stores under the names "Thom McAn" and "B.O.Q.". Collectively, these leased departments and retail stores are located in all 50 states, Puerto Rico, the U.S. Virgin Islands, the Czech Republic, Slovakia, Mexico, Guam and Singapore.

     Each of the leased departments is operated by the Company's Meldisco division which sells footwear for the entire family. All but 390 of the leased departments operated during the fiscal year ended December 31, 1995 were located in Kmart discount department stores in the United States, Puerto Rico, the Czech Republic, Slovakia, Mexico, Guam and Singapore. The 390 leased departments are located in Pay Less or Thrifty Drug Stores, and are owned by Thrifty Pay Less, Inc.

     Pursuant to an agreement between the Company and Kmart Corporation ("Kmart") entered into effective July 1, 1995, and an agreement between the Company and Pay Less Drug Stores Northwest, Inc. dated October 10, 1988, the Company has the exclusive right to operate the footwear departments in Kmart and Pay Less Drug stores. All license agreements relating to the Kmart leased departments expire July 1, 2012 and all agreements relating to Pay Less and Thrifty Drug stores have terms of 25 years and are subject to certain performance standards. Rental payments under all such license agreements are based on a percentage of sales, with additional payments to be made under certain of the license agreements with Kmart based on profits. The Company has a 51% equity interest, and Kmart has a 49% equity interest, in all the subsidiaries which operate leased departments in Kmart stores, with the exception of 35 such subsidiaries in which the Company has a 100% equity interest. The Company has a 100% equity interest in all the subsidiaries which operate leased departments in Pay Less or Thrifty Drug Stores. Aggregate net sales for 1995 of Meldisco leased departments represented approximately 10.3% of the Companies' net sales, including the businesses classified as discontinued operations.

     Footaction stores are located primarily in regional shopping malls. These stores specialize in brand name casual and athletic footwear and related apparel for the entire family. Footaction's net sales for 1995 represented approximately 3.7% of the Companies' net sales, including the businesses classified as discontinued operations.

     A majority of the Thom McAn stores are also located in regional shopping malls and sell footwear and related items for men and women. Thom McAn's net sales for 1995 represented approximately 1.8% of the Companies' net sales, including the businesses classified as discontinued operations.

     In the footwear retailing business the Companies, through their retail stores and leased departments, compete with footwear chain store operators and many other types of footwear retailers, e.g., general merchandise stores, traditional department stores, mail order businesses and apparel stores.

DISPOSITIONS

     During 1995, the Company sold its Marshalls division to The TJX Companies, Inc. for a total purchase price of approximately $600 million, consisting of $375 million in cash and $175 million in TJX convertible preferred stock, with the balance representing an adjustment to the purchase price based on the final accounting for working capital. Net sales for the Marshalls division in 1995 through its date of disposition represented approximately 23.3% of the net sales of the Companies' continuing operations.

RECENT DEVELOPMENTS

     On March 25, 1996, the Company announced that it reached a definitive agreement for the sale of its Kay-Bee Toys division to Consolidated Stores Corporation for approximately $315 million, including $215 million in cash and $100 million in a four-year subordinated note. This transaction, which is subject to regulatory approval and certain closing conditions, is expected to close in May, 1996.

Item 2.  Properties

     The registrant and its subsidiaries lease various retail stores and warehouse, plant and office facilities. Most of these leases contain initial terms ranging from 5 to 25 years and many have options for extension beyond the initial term ranging from 5 to 15 years. Retail stores and office facilities are leased in nearly all cases.

     The Company operated twenty-nine distribution centers located in thirteen states containing an aggregate of approximately 4,375,000 square feet that are used in the health and beauty aids, linens, furniture and apparel business. All such distribution centers are leased with the exception of 10 distribution centers containing an aggregate of approximately 3,324,000 square feet, which are owned by the registrant or one of its subsidiaries. During 1995, the Company operated 9 distribution centers located in 7 states containing an aggregate of approximately 2,189,000 square feet for use in connection with its footwear operating units. All such distribution centers are leased with the exception of 3 distribution centers containing an aggregate of approximately 909,000 square feet, which are owned by the registrant or one of its subsidiaries. By the end of 1996, four of the distribution centers used by these footwear operating will be closed. Six distribution centers, located in 5 states comprising approximately 1,238,000 square feet are used in the toy business. All such distribution centers are leased with the exception of (2) distribution centers containing an aggregate of approximately, 610,000 square feet, which are owned by the registrant or one of its subsidiaries.

     During the fiscal year ended December 31, 1995, the registrant and its subsidiaries operated seven factories, all of which were located in North Carolina and are furniture factories with the total capacity to produce approximately 1,092,000 pieces of furniture annually. The registrant or one of its subsidiaries own all such factories remaining in operation at the end of the year.

Item 3.  Legal Proceedings

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the registrant or any of its subsidiaries is a party or of which any of its or their property is the subject.

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1995.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is included as an unnumbered item in Part I of this report since the registrant did not furnish such information in its definitive proxy statement dated March 7, 1996.

                                       Date           Date First
                                       Appointed      Appointed an
                                       to Present     Officer of
Name/Office                   Age      Office         the Registrant
-----------                   ---      ------         --------------

Carlos E. Alberini            40         1/10/96          7/12/95
  Vice President and
  Acting Chief Financial
  Officer

James E. Alward               52         3/17/92          3/17/92
  Vice President

Norman Axelrod                43         3/07/88          3/07/88
  Vice President
  (President and
  Chief Executive
  Officer of
  Linens 'n Things)

Nancy R. Christal             37         10/11/95         10/11/95
  Vice President

Michael A. Friedheim          52         1/01/94          7/14/82
  Vice President
  (Chairman and Chief
  Executive Officer of
  Bob's Stores)

Philip C. Galbo               45         7/13/94          8/01/89
  Vice President and
  Treasurer

Stanley P. Goldstein          61         1/01/87          4/13/71
  Chairman of the
  Board and Chief
  Executive Officer

                                       Date           Date First
                                       Appointed      Appointed an
                                       to Present     Officer of
Name/Office                   Age      Office         the Registrant
-----------                   ---      ------         --------------

Peggy Kelston                 46         12/7/94          12/7/94
  Vice President

Robert A. Kemeny              40         7/13/94          7/13/94
  Vice President
  (President and Chief
  Executive Officer of
  This End Up)

William C. Kingsford          49         3/12/86          7/13/79
  Vice President

Jerald L. Maurer              53         1/01/94          1/01/94
  Senior Vice
  President

Larry A. McVey                54         3/14/84          3/14/84
  Vice President
  (President and Chief
  Executive Officer of
  Thom McAn)

Ralph T. Parks                50         3/10/94          3/10/94
  Vice President
  (President and Chief
  Executive Officer of
  Footaction)

Jerald S. Politzer            50        10/09/91          6/21/89
  Executive Vice
  President

Arthur V. Richards            57         9/13/89          4/12/77
  Vice President
  and Corporate Secretary

Maureen Richards              39        10/11/95          10/9/91
  Vice President and
  Assistant Corporate
  Secretary

                                       Date           Date First
                                       Appointed      Appointed an
                                       to Present     Officer of
Name/Office                   Age      Office         the Registrant
-----------                   ---      ------         --------------

J. M. Robinson                49         7/13/88          7/13/88
  Vice President
  (President and Chief
  Executive Officer of
  Meldisco)

Harvey Rosenthal              53         1/01/94         10/17/84
  President and
  Chief Operating
  Officer

Thomas M. Ryan                43         1/01/94          1/01/94
  Vice President
  (President and Chief
  Executive Officer of CVS)

Joel N. Waller                55         3/11/87          3/11/87
  Vice President
  (Chairman and Chief
  Executive Officer of
  Wilsons)

   Jeffery A. Warzel          39         1/11/95          1/11/95
     Vice President

     In each case the term of office extends to the date of the board of directors meeting following the next annual meeting of shareholders of the registrant. In addition to the office(s) which they hold in the registrant as shown above, each of the individuals listed (with the exception of Messrs. Kingsford, Maurer, Warzel, Ms. Christal and Ms. Kelston) hold various offices in certain subsidiaries of the registrant. Previous positions and responsibilities held by each of the above officers with the registrant and for each of the above officers who have not held the same office(s) with the same responsibilities for more than the past five years, are indicated below:

         Carlos A. Alberini - Senior Vice President and Chief Financial Officer (1990 to May, 1995) of the Bon Ton Stores Inc.

         James E. Alward - Director of Taxation (January, 1979 to Present) of the registrant.

         Nancy R. Christal - Vice President of Investor Relations (January, 1992 to September, 1995) and Director of Investor Relations (January 1991 to December, 1991) of Ogden Corporation.

         MichaelA.  Friedheim  - Executive  Vice  President  (February,  1986 to
                 January, 1994) of the registrant.

         Philip  C. Galbo - Treasurer (July, 1989 to Present) of the registrant.

         Robert  A. Kemeny - Independent Salesman (January, 1991 to July, 1994)

         Peggy Kelston - Vice President Human Resources (July, 1989 to September, 1994) of Calbro Corp.

         Jerald L. Maurer - Corporate Vice President of Strategic Human Resource Management (January, 1992 to January, 1994); of Aetna Life and Casualty Company; Vice President of Human Resources (January, 1991 to January, 1992) of Medstat Systems, Inc.

         Ralph T. Parks - President of the Footaction division of the registrant (November, 1991 to Present); Executive Vice President and Chief Operating Officer (March, 1987 to November,
                 1991) of Footaction, Inc.

         Jerald  S.  Politzer - Group Vice  President  (June,  1989 to  October,
                 1991) of the registrant.

         Arthur  V.  Richards  -  Secretary  (April,  1977  to  Present)  of the
                 Registrant

         Maureen Richards  -  Corporate  and  Trademark  Counsel  and  Assistant
                 Corporate Secretary (October, 1991 to October, 1995) of the registrant.

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

                                     Part II


Item 5. Market Price of and  Dividends  on the  Registrant's
        Common  Equity and Related Stockholder Matters

     The number of holders of the registrant's Common Stock, based upon the number of record holders, was approximately 6,500 as of December 31, 1995. All other information required by this item is included in the registrant's Annual Report to Shareholders for the year ended December 31, 1995 on page 35 and is incorporated herein by reference.

Item 6. Selected Financial Data

     The information required by this item is included in the registrant's Annual Report to Shareholders for the year ended December 31, 1995 on page 37 and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

     The information required by this item is included in the registrant's Annual Report to Shareholders for the year ended December 31, 1995 on pages 18 through 22 and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

     The information required by this item is included in the registrant's Annual Report to Shareholders for the year ended December 31, 1995 on pages 24 through 36, and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     During the registrant's two most recent fiscal years or any subsequent interim period, no event occurred which would require disclosure under this item.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     Information regarding the executive officers is furnished under the heading "EXECUTIVE OFFICERS OF THE REGISTRANT" in Part I of this report since the registrant did not furnish such information in its definitive proxy statement dated March 7, 1996.

     The other information required by this item is included in the registrant's definitive proxy statement dated March 7, 1996 on pages 1 through 4 and is incorporated herein by reference.

Item 11. Executive Compensation

     The information required by this item is included in the registrant's definitive proxy statement dated March 7, 1996 on pages 5 through 11 and page 14 and is incorporated herein by reference.

Item 12. Security Ownership of Certain
         Beneficial Owners and Management

     The information required by this item is included in the registrant's definitive proxy statement dated March 7, 1996 on pages 1 through 5 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     No information is required to be reported by this item.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K

     (a) Documents filed as part of this report:

     l. and 2. Financial Statements and Financial Statement Schedules.

     The consolidated financial statements of Melville Corporation and its subsidiary companies incorporated herein by reference to the Annual Report to Shareholders for the fiscal year ended December 31, 1995 and the related consolidated financial statement schedule are set forth in the Index to Consolidated Financial Statements and Schedule on page 28 hereof.

3.  Exhibits

Exhibit
Table
Number:

     (a) The Exhibits filed as part of this report are listed below:

3(a)     Restated Certificate of Incorporation,  as amended as of April 18, 1990
            (incorporated by reference to Exhibit 3 filed with the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30,
            1990).

3(b)     By-Laws, as amended through March 8, 1995 (incorporated by reference to
            Exhibit 3 (b) filed with the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

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

Exhibit
Table
Number:

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

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

          (iv) Melville Corporation Omnibus Stock Incentive Plan (incorporated by reference to Exhibit B to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and Exhibit A to the registrant's definitive Proxy Statement dated March 7,
               1995).

           (v) Directors Retirement Plan (incorporated by reference to Exhibit 10(iii)(A)(vi) to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

          (vi) Profit Incentive Plan of Melville Corporation (incorporated by reference to Exhibit A to the registrant's definitive Proxy Statement dated March 14, 1994).

Exhibit
Table
Number:

         (vii) Supplemental Retirement Plan for Select Senior Management of Melville Corporation I as amended through July, 1995.

        (viii) Supplemental Retirement Plan for Select Senior Management of Melville Corporation II as amended through July, 1995.

          (ix) Income Continuation Policy for Select Senior Executives of Melville Corporation as amended through May 12, 1988 (incorporated by reference to Exhibit 10 (viii) to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

           (x) Employment Agreement between Jerald L. Maurer and the registrant.

          (xi) Employment Agreement between Harvey Rosenthal and the registrant.

         (xii) Employment   Agreement   between   Jerald  S.  Politzer  and  the
               registrant.

11   Statement re: Computation of Per Share Earnings.

12   Statement re: Computation of Ratios.

13 Annual Report to Shareholders for the fiscal year ended December 31, 1995. (Except for the portions incorporated herein by reference, such report is furnished for the information of the Securities and Exchange Commission
     (SEC) and is not deemed "filed" as part of this Form 10-K report.)

18   Letter re: Change in Accounting Principle.

22   Subsidiaries of the registrant.

Exhibit
Table
Number:
-------

27   Financial Data Schedule.

27A  Restated Financial Data Schedule - September 30, 1995

27B  Restated Financial Data Schedule - July 1, 1995

27C  Restated Financial Data Schedule - April 1, 1995

27D  Restated Financial Data Schedule - December 31, 1994

27E  Restated Financial Data Schedule - October 1, 1994

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MELVILLE CORPORATION

                                          By /S/ ARTHUR V. RICHARDS
                                             ---------------------------
                                                 Arthur V. Richards
                                             Vice President and Secretary

March 29, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has also been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature               Title                             Date
         ---------               -----                             ----

/S/ STANLEY P. GOLDSTEIN        Chairman of the Board and
-----------------------------   Director (Chief Executive
(Stanley P. Goldstein)                 Officer)               March 29, 1996



/S/ CARLOS E. ALBERINI          Vice President and
-----------------------------   Acting Chief Financial
(Carlos E. Alberini)            Officer                       March 29, 1996



/S/ ALLAN J. BLOOSTEIN          Director                      March 25, 1996
-----------------------------
Allan J. Bloostein)


/S/ W. DON CORNWELL             Director                      March 25, 1996
-----------------------------
(W. Don Cornwell)


/S/ THOMAS P. GERRITY           Director                      March 23, 1996
-----------------------------
(Thomas P. Gerrity)


/S/ MICHAEL H. JORDAN           Director                      March 25, 1996
-----------------------------
(Michael H. Jordan)

      Signature                  Title                             Date
      ---------                  -----                             ----

/S/ WILLIAM H. JOYCE            Director                      March 23, 1996
-----------------------------
(William H. Joyce)


/S/ TERRY R. LAUTENBACH         Director                      March 23, 1996
-----------------------------
(Terry R. Lautenbach)


/S/ DONALD F. MCCULLOUGH        Director                      March 25, 1996
-----------------------------
(Donald F. McCullough)


/S/ HARVEY ROSENTHAL            President, Chief
-----------------------------   Operating Officer
(Harvey Rosenthal)              and Director                  March 29, 1996



/S/ IVAN G. SEIDENBERG          Director                      March 23, 1996
-----------------------------
(Ivan G. Seidenberg)


/S/ PATRICIA CARRY STEWART      Director                      March 23, 1996
-----------------------------
(Patricia Carry Stewart)


/S/ M. CABELL WOODWARD, JR.     Director                      March 24, 1996
-----------------------------
(M. Cabell Woodward, Jr.)

                  MELVILLE CORPORATION AND SUBSIDIARY COMPANIES

             Index to Consolidated Financial Statements and Schedule


     The consolidated financial statements of Melville Corporation and Subsidiary Companies together with the report on such consolidated financial statements of KPMG Peat Marwick LLP dated February 15, 1996, which appear on the pages listed below of the 1995 Annual Report to shareholders, are incorporated by reference in this Annual Report on Form 10-K.

                                                        Page Number
                                                        in 1995
                                                        Annual Report
                                                        to Shareholders
                                                        ---------------

Independent Auditors' Report ..............................        23

Consolidated Statements of Operations for the years
     ended December 31, 1995, 1994 and 1993 ...............        24

Consolidated Balance Sheets as of December 31,
     1995 and 1994 ........................................        25

Consolidated Statements of Shareholders'
     Equity for the years ended December 31, 1995,
     1994 and 1993                                                 26

 Consolidated Statements of Cash Flows for the
     years ended December 31, 1995, 1994 and 1993 .........        27

Notes to Consolidated Financial Statements ................     28-36


Included in Part IV of this report:                              Page
                                                                 ----
Consent of Independent Auditors
     for Melville Corporation
     and Subsidiary Companies .............................       F-1

Independent Auditors' Report on Consolidated
     Financial Statement Schedule of Melville Corporation
     and Subsidiary Companies .............................       F-2

Consolidated Financial Statement Schedule of Melville Corporation and Subsidiary
     Companies for the years ended December 31, 1995, 1994 and 1993:

   II - Valuation and Qualifying Accounts .................       S-1


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

 3 (b) By-Laws, as amended through March 8, 1995 (incorporated by reference to Exhibit 3(b) filed with the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

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

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

 10(iii)(A)(i) 1973 Stock Option Plan (incorporated by reference to Exhibit (10)
               (iii) (A) (i) to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987).

Exhibit
Table
Number:
-------

          (ii) 1987 Stock Option Plan (incorporated by reference to Exhibit (10)
               (iii) (A) (iii) to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987).

          (iii)1989 Directors Stock Option Plan (incorporated by reference to Exhibit B to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

          (iv) Melville Corporation Omnibus Stock Incentive Plan (incorporated by reference to Exhibit B to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and Exhibit A to the registrant's definitive Proxy Statement dated March 7,
               1995).

           (v) Directors Retirement Plan (incorporated by reference to Exhibit 10(iii)(A)(vi) to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

          (vi) Profit Incentive Plan of Melville Corporation (incorporated by reference to Exhibit A to the registrant's definitive Proxy Statement dated March 14, 1994).

          (vii)Supplemental Retirement Plan for Select Senior Management of Melville Corporation I as amended through July, 1995.

        (viii) Supplemental Retirement Plan for Select Senior Management of Melville Corporation II as amended through July, 1995.

Exhibit
Table
Number:
-------

          (ix) Income Continuation Policy for Select Senior Executives of Melville Corporation as amended through May 12, 1988 (incorporated by reference to Exhibit 10 (viii) to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

          (x)  Employment Agreement between Jerald L. Maurer and the registrant.

          (xi) Employment Agreement between Harvey Rosenthal and the registrant.

          (xii)Employment   Agreement   between   Jerald  S.  Politzer  and  the
               registrant.

 11            Statement re: Computation of Per Share Earnings.

 12            Statement re: Computation of Ratios.

 13 Annual Report to Shareholders for the fiscal year ended December 31, 1995. (Except for the portions incorporated herein by reference, such report is furnished for the information of the Securities and Exchange Commission (SEC) and is not deemed "filed" as part of this Form 10-K report.)

 18            Letter re:  Change in Accounting Principle.

 22            Subsidiaries of the registrant.

 27            Financial Data Schedule.

 27A           Restated Financial Data Schedule - September 30, 1995

 27B           Restated Financial Data Schedule - July 1, 1995

 27C           Restated Financial Data Schedule - April 1, 1995

 27D           Restated Financial Data Schedule - December 31, 1994

 27E           Restated Financial Data Schedule - October 1, 1994

                         Consent of Independent Auditors


The Board of Directors and Shareholders
Melville Corporation:

We consent to incorporation by reference in the Registration Statements Numbers 33-40251, 33-17181 and 2-97913 on Form S-8 and Number 33-34946 on Form S-3 of
Melville Corporation of our report dated February 15, 1996, relating to the consolidated balance sheets of Melville Corporation and subsidiary companies as of December 31, 1995 and 1994, and the related consolidated statement of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995, which report is incorporated by reference in the December 31, 1995 annual report on Form 10-K of Melville Corporation and to our report dated February 15, 1996 on the related financial statement schedule, which report appears in the December 31, 1995 annual report on Form 10-K of Melville Corporation.

Our reports refer to the adoption of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in 1995, a change in the method of accounting for internally developed software costs in 1995, and a change in the method of determining retail price indices used in the valuation of LIFO inventories in 1993.


                                                       KPMG Peat Marwick LLP


New York,  New York
March 29, 1996

                          Independent Auditors' Report


The Board of Directors and Shareholders
Melville Corporation:

Under date of February 15, 1996, we reported on the consolidated balance sheets of Melville Corporation and subsidiary companies as of December 31, 1995 and 1994, and related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the 1995 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed on page 28 of the Annual Report to Shareholders, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," in 1995, and as discussed on page 28, the Company changed its policy for accounting for internally developed software costs in 1995. Also, as discussed on page 30, the Company changed its method of determining retail prices indices used in the valuation of LIFO inventories in 1993.


New York, New York
February 15, 1996

                                                                     SCHEDULE II
                  MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
                        Valuation and Qualifying Accounts
                  Years ended December 31, 1995, 1994 and 1993
                                ($ in Thousands)

                                           Balance at              Additions Charged                             Balance at
                Description             Beginning of Year        to Costs and Expenses     Deductions (1)        End of Year
                -----------             -----------------        ---------------------     --------------        -----------
Accounts Receivable:

 Allowance for Doubtful Accounts:

    Year Ended December 31, 1995                      $18,858                  $33,836              $19,256            $33,438
                                      ========================  =======================  ===================  =================

    Year Ended December 31, 1994                      $32,534                  $14,484              $28,160            $18,858
                                      ========================  =======================  ===================  =================

   Year Ended December 31, 1993                       $25,131                  $23,173              $15,770            $32,534
                                      ========================  =======================  ===================  =================


(1) Write-offs, net of recoveries