Form 10-Q
period 1996-05-13
MELVILLE CORP
filed 1996-05-14
CIK 64803

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended          March 30, 1996
                                     ___________________

Commission File Number         1-1011
                           ____________

                           MELVILLE  CORPORATION
        _______________________________________________________________
            (Exact Name of registrant as specified in its charter)


                  NEW YORK                          04-1611460
        _______________________________________________________________
          (State or other Jurisdiction of        (I.R.S. Employer
           Incorporation or Organization)      Identification Number)



           One Theall Road, Rye, New York               10580
        _______________________________________________________________
        (Address of principal executive offices)      (Zip Code)

                              (914) 925-4000
        _______________________________________________________________
             (Registrant's telephone number, including area code)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                Yes  ___X___     No _____


Number of shares outstanding of the issuer's Common Stock:


            Class                            Outstanding at April 27, 1996
            -----                            -----------------------------
      Common Stock, $1 par value                      105,407,413


                                     INDEX
                                     -----

Part   I.  -  Financial Information                      Page No.
                                                         --------

Consolidated Condensed Statements of Operations -
  First Quarter Ended March 30, 1996 and April 1, 1995      3

Consolidated Condensed Balance Sheets -
  As of March 30, 1996, December 31, 1995 and
  April 1, 1995 .....................................     4-6

Consolidated Condensed Statements of Cash Flows -
  First Quarter Ended March 30, 1996 and April 1, 1995      7

Notes to Consolidated Condensed Financial Statements..    8-9

Management's Discussion and Analysis of
  Financial Condition and Results of Operations.......  10-12

Review by Independent Auditors........................     13


Exhibit  I  -  Report of Review by Independent
  Auditors ..........................................      14

Part   II.  -  Other Information ....................      15


                               MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
                              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                               (UNAUDITED)
                            ($ and shares in thousands, except per share data)

                                                                         First Quarter Ended
                                                                     ----------------------------
                                                                      March 30,         April 1,
                                                                        1996              1995
                                                                     ----------        ----------
Net sales                                                            $1,744,681        $2,124,714
Cost of goods sold, buying and warehousing costs                      1,200,175         1,487,234
                                                                     ----------        ----------
                                                                        544,506           637,480
                                                                     ----------        ----------


Selling, general and administrative expenses                            481,861           617,994
Depreciation and amortization                                            34,588            51,011
                                                                     ----------        ----------
                                                                        516,449           669,005
                                                                     ----------        ----------


Operating profit (loss)                                                  28,057           (31,525)

Interest expense, net                                                     5,815             8,519
Dividend income                                                          (2,734)                -
                                                                     ----------        ----------
Other expense, net                                                        3,081             8,519
                                                                     ----------        ----------

Earnings (loss) from continuing operations before income taxes
   and cumulative effect of change in accounting principle               24,976           (40,044)

Income tax provision (benefit)                                           10,477           (16,714)
                                                                     ----------        ----------

Earnings (loss) from continuing operations before cumulative
   effect of change in accounting principle                              14,499           (23,330)

Loss from discontinued operations, net of income tax benefit of $627 and $2,764 and minority interests in net earnings of
   $210 and $2,020                                                         (297)           (7,024)
                                                                     ----------        ----------

Earnings (loss) before cumulative effect of change in
   accounting principle                                                  14,202           (30,354)

Cumulative effect of change in accounting principle, net                      -            41,955
                                                                     ----------        ----------

Net earnings (loss)                                                  $   14,202        $  (72,309)
                                                                     ==========        ==========

Earnings (loss) per share from continuing operations before
   cumulative effect of change in accounting principle                    $0.10            $(0.26)

Loss per share from discontinued operations, net                              -             (0.07)
                                                                     ----------        ----------

Earnings (loss) per share before cumulative effect of change
   in accounting principle                                                 0.10             (0.33)

Loss per share from cumulative effect of change in
   accounting principle, net                                                  -             (0.40)
                                                                     ----------        ----------

Net earnings (loss) per common share                                      $0.10            $(0.73)
                                                                     ==========        ==========

Dividends per share of common stock                                       $0.11             $0.38
                                                                     ==========        ==========

Weighted average common shares outstanding                              105,180           105,209
                                                                     ==========        ==========


    See accompanying notes to consolidated condensed financial statements.



               MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
           As of March 30, 1996, December 31, 1995 and April 1, 1995
                             ($ in thousands)

                                                                  March 30,            December 31,          April 1,
                                                                    1996                  1995                 1995
                                                                 (Unaudited)                               (Unaudited)
ASSETS                                                           -----------           ------------        ------------
- ------
Current Assets:
   Cash and cash equivalents                                      $   90,009           $  129,583           $   88,255
   Investments                                                       208,907              175,000                    -
   Accounts receivable (net of allowance
     for doubtful accounts of $28,774 at
     March 30, 1996, $33,438 at
     December 31, 1995  and $15,852 at
     April 1, 1995)                                                  291,092               296,393              244,797
   Inventories:
     Finished goods                                                1,784,595             1,661,677            2,325,505
     Work-in-process                                                   1,279                   767                1,507
     Raw materials and supplies                                       13,534                10,513               14,548
                                                                  ----------            ----------           ----------
       Total inventories                                           1,799,408             1,672,957            2,341,560


   Prepaid expenses                                                  255,590               285,995             172,029
                                                                  ----------            ----------           ----------

     Total Current Assets                                          2,645,006             2,559,928            2,846,641
                                                                  ----------            ----------           ----------

Property and equipment, at cost                                    1,712,445             1,707,927            2,203,035
Less accumulated depreciation and
   amortization                                                      596,973               593,523              738,028
                                                                  ----------            ----------           ----------
Net property and equipment                                         1,115,472             1,114,404            1,465,007

Goodwill (net of accumulated amortization
   of $29,599 at March 30, 1996,
   $28,152 at December 31, 1995
   and $98,816 at April 1, 1995)                                     194,170               195,618              445,174

Deferred charges and other assets                                     95,895                91,612              115,428
                                                                  ----------            ----------           ----------

     Total Assets                                                 $4,050,543            $3,961,562           $4,872,250
                                                                  ==========            ==========           ==========

    See accompanying notes to consolidated condensed financial statements.



               MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
         As of March 30, 1996, December 31, 1995 and April 1, 1995
            ($ and shares in thousands, except  per share data)

                                                 March 30,         December 31,     April 1,
                                                   1996               1995            1995
                                                (Unaudited)                       (Unaudited)
                                                ----------        ------------    ------------


LIABILITIES
- -----------
Current Liabilities:
   Accounts payable                             $   603,830       $   690,651      $    721,595

   Accrued expenses                                 774,167         1,039,825           453,072

   Notes payable                                    500,000            52,000           760,200

   Other current liabilities                         15,157            15,212            13,587
                                                 ----------        ----------        ----------
          Total Current Liabilities               1,893,154         1,797,688         1,948,454
                                                 ----------        ----------        ----------

Long-term debt                                      327,500           327,698           331,280

Deferred income taxes                                22,249             9,103            85,038

Other long-term liabilities                         140,532           184,150           147,842

Minority interests in subsidiaries                   94,081            93,830           110,663


REDEEMABLE PREFERRED STOCK
- --------------------------
Cumulative preferred stock, Series B,
     $4.00 dividend, par value $100, redeemable
     at par plus accrued dividends; authorized
     and issued 17 shares with 4  held
     in treasury as of March 30, 1996,
     December 31, 1995 and April 1, 1995              1,330             1,330             1,330

     See accompanying notes to consolidated condensed financial statements.



               MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
           As of March 30, 1996, December 31, 1995 and April 1, 1995
            ($ and shares in thousands, except  per share data)

                                                                  March 30,             December 31,           April 1,
                                                                    1996                   1995                  1995
                                                                 (Unaudited)                                  (Unaudited)
                                                                 -----------            ------------          -----------
SHAREHOLDERS' EQUITY
- --------------------

Preference stock, $1.00 par value,
   authorized 50,000 shares; Series
   One ESOP Convertible, liquidation value $53.45;
   6,117 shares issued and outstanding at March 30, 1996,
   6,267 at December  31, 1995 and
   6,360 at April 1, 1995                                        $  326,950              $  334,947           $  339,942


Guaranteed ESOP Obligation                                         (309,675)               (309,675)            (321,096)

Common stock, par value $1.00, authorized
   300,000 shares; issued 111,649 at March 30,
   1996, 111,649 at December 31, 1995 and
   111,460 at April 1, 1995; outstanding,
   105,255 at March 30, 1996, 105,106 at
   December 31, 1995 and 104,823 at
   April 1, 1995, net of shares held in
   treasury                                                          111,649                111,649              111,460


Capital surplus                                                       55,427                 54,878               48,390

Retained earnings                                                  1,663,029              1,660,409            2,382,158

Unrealized gain on investments                                        21,378                      -                    -

Cumulative translation adjustment                                        195                    146               (4,039)

Common stock in treasury, at cost; 6,394
   shares at March 30, 1996, 6,543 at
   December 31, 1995, and  6,637 at
   April 1, 1995                                                    (297,256)              (304,591)            (309,172)
                                                                  ----------             ----------           ----------

     Total Shareholders' Equity                                    1,571,697              1,547,763            2,247,643
                                                                  ----------             ----------           ----------
     Total Liabilities and Equity                                 $4,050,543             $3,961,562           $4,872,250
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



               MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                             ($ in thousands)



                                                             First Quarter Ended
                                                        --------------------------------
                                                        March 30,              April 1,
                                                          1996                   1995
                                                        ----------            ----------
Net Cash Used in Operating Activities                   $(268,675)            $(361,143)
                                                         --------              --------

Cash Flows from Investing Activities:
     Additions to property and equipment                  (48,997)              (59,644)
     Proceeds from sale or disposal of assets              13,328                 9,674

                                                         --------              --------
     Net Cash Used in Investing Activities                (35,669)              (49,970)
                                                         --------              --------

Cash Flows from Financing Activities:
     Increase in notes payable                            448,000               560,200
     Decrease in book overdrafts                         (171,748)             (101,374)
     Dividends paid                                       (11,581)              (40,141)
     Repurchase of common stock                                 -               (26,309)
     Decrease in long-term debt and obligations under
           capital leases                                    (391)               (7,840)
     Other                                                    490                (2,203)

                                                         --------              --------
     Net Cash Provided by Financing Activities            264,770               382,333
                                                         --------              --------

Net decrease in cash and cash equivalents                 (39,574)              (28,780)
Cash and cash equivalents at beginning of year            129,583               117,035
                                                         --------              --------

Cash and Cash Equivalents at End of Period              $  90,009             $  88,255
                                                        =========             =========

   See accompanying notes to consolidated condensed financial statements.



                 MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

  1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 30, 1996 and April 1, 1995 and the results of operations and cash flows for the three month periods then ended. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

  2. As part of the Company's restructuring program announced on October 24, 1995, the Company intends to spin- off its footwear segment to shareholders during 1996. Accordingly, the results of operations for these businesses have been classified as discontinued operations in the consolidated condensed statements ofoperations. The net sales for the discontinued operations for the first quarter of 1996 and 1995 were $375.8million and $367.3 million, respectively. The operating loss for the discontinued operations for the first quarter of 1996 and 1995 was $0.7 million and $3.8 million, respectively.

  3. Certain reclassifications have been made to the consolidated condensed financial statements of prior periods to conform to the current period presentation.

  4. Primary earnings (loss) per share is computed by dividing net earnings (loss), after deducting net preferred dividends on redeemable preferred stock and Series One ESOP Convertible Preference Stock ("ESOP Preference Stock"), by the weighted average number of common shares outstanding during the period.

      Fully diluted earnings (loss) per share is computed based upon the assumed conversion of the ESOP Preference Stock into common stock. Net earnings (loss) utilized in the calculation is adjusted for the difference between the current dividend on the ESOP Preference Stock and the common stock, and for certain non-discretionary expenses based on net earnings. The conversion of the ESOP Preference Stock and adjustments described above are anti- dilutive and, therefore, fully diluted earnings (loss) per share has not been presented.

  5.  The components of net interest expense are as follows:


                             First Quarter Ended
                      ---------------------------------
                      March 30, 1996      April 1, 1995
($ in thousands)      --------------      -------------
- ----------------
Interest expense        $   5,842           $   8,545
Interest income               (27)                (26)
                        ---------           ---------
Interest expense, net   $   5,815           $   8,519
                        =========           =========

  6. During the three months ended March 30, 1996 and April 1, 1995, the Company had the following non-cash investing activity:

                           1996                 1995
                           ----                 ----
Unrealized gain on
  investments            $ 33,907                  -

  7. On May 5, 1996, the Company completed the sale of its Kay-Bee division to Consolidated Stores Corp. for total proceeds of approximately $315 million, including a four year note receivable in the amount of $100 million.

      On April 24, 1996, the Company signed a definitive agreement to sell its This End Up division for approximately $19 million. This transaction is expected to close during the second quarter.


                 MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- ---------------------

For the First Quarter Ended March 30, 1996  and April 1, 1995
- -------------------------------------------------------------

    Consolidated net sales for the quarter were adjusted to exclude the footwear segment, due to the Company's plan to spin it off in 1996. Consolidated net sales from continuing operations for the quarter ended March 30, 1996, which included one less selling day than the prior year's quarter, were $1.74 billion, a decrease of 17.9% versus consolidated net sales of $2.12 billion for the quarter ended April 1, 1995. Adjusting for the absence of Marshalls, which was sold on November 17, 1995, consolidated net sales increased 9.0% over the first quarter of 1995. Same store sales for the quarter rose 7.5%.

    Inclusive of the footwear segment, total net sales for the quarter decreased 15.2% from the 1995 quarter. Adjusting for the disposition of Marshalls, total sales rose 9.0%, while same store sales increased 6.8%.

    Operating results for the quarter were favorably impacted by the timing of the Palm and Easter Sunday selling periods, which occurred one week earlier in 1996 than in the prior year. For the year to date period ended April 13, 1996, which included the Palm and Easter Sunday selling periods in both years, consolidated retail store sales from continuing operations decreased 19.1%, while same store sales rose 6.3%. Adjusting for the sale of Marshalls, total net sales through April 13, 1996 rose 7.8% over the 1995 quarter.

    For the first quarter of 1996, the Company reported consolidated net earnings of $14.2 million, or $0.10 per share, compared to a consolidated net loss of $72.3 million, or $0.73 per share, for the first quarter of 1995, after taking into account the charge related to a change in the Company's accounting policy for internally developed software. Adjusting the first quarter of 1995 to exclude the impact of the change in accounting policy, the net loss per share would have been $0.29. Excluding Marshalls in 1995, as well as the change in accounting policy, the consolidated net loss was $0.07 per share in 1995.

    For the quarter ended March 30, 1996, net sales for the prescription drugs, health and beauty care segment increased 11.5% from the prior year period while same store sales increased 9.1%, as compared to an increase of 7.5% in 1995. Sales in both the front store and pharmacy businesses were strong due to the Easter selling season and extended winter, respectively. Gross margin as a percentage of net sales for this segment improved for the quarter as the decline in pharmacy gross margin rates due to the expansion of third party business was offset by higher front store gross margin rates due to favorable initial markons. This segment's share of consolidated net sales from continuing operations in the first quarter of 1996 and 1995 was 72.2% and 53.1%, respectively.

    Net sales for the apparel segment decreased 79.0% in the first quarter of 1996 compared to the prior year period. Excluding Marshalls from the prior period, apparel segment net sales increased 9.0%. Same store sales increased 1.7% compared to an increase of 2.0% in 1995. Same store sales at Wilsons improved due to the unseasonably cool weather in the first quarter. Sales at Bob's increased significantly due to the expansion of the chain. Gross margin for the segment increased over the prior period due to the absence of Marshalls, which experienced a significant level of markdowns in 1995. For the first quarter of 1996, this segment represented 8.2% of consolidated net sales for continuing operations as compared to 32.2% in the same period last year.

    Net sales in the toys and home furnishings segment increased 9.9% in the first quarter of 1996 as compared to the prior year period. Same store sales increased 3.5% for the quarter compared to an increase of 0.2% in the first quarter of last year. Gross margin as a percentage of net sales increased from the prior period due to fewer markdowns required to be taken at Linens 'n Things and Kay-Bee, which was offset by increased markdowns at This End Up. This segment's net sales for the first quarter of 1996 represented 19.6% of the consolidated total as compared to 14.7% in 1995.

    Cost of goods sold, buying and warehousing costs as a percentage of consolidated net sales was 68.8% in the first quarter of 1996, compared to 70.0% in 1995. The increase resulted primarily from a change in sales mix which generated a higher initial markon accompanied by fewer markdowns, which in the prior year were particularly high at Marshalls.

    Store operating, selling, general and administrative expenses were 27.6% of consolidated net sales for continuing operations for the first quarter of 1996 compared to 29.0% in the prior year quarter. The decrease was due primarily to holiday sales occurring in the first quarter of the current year enabling the Company to better leverage its fixed costs.

    Depreciation and amortization expense as a percentage of consolidated net sales was 2.0% for the first quarter of 1996 as compared to 2.4% in the 1995 quarter, reflecting the effect of the timing of holiday sales, the sale of Marshalls and fixed asset and goodwill write-offs associated with the comprehensive restructuring plan announced by the Company on October 24, 1995.

    Interest expense totalled $5.8 million in the first quarter of 1996 as compared to $8.5 million in the first quarter of 1995. The reduction in interest expense was due to improved earnings and lower borrowings due to the cash proceeds received in connection with the sale of Marshalls. Dividend income relates to investments received in consideration for the Marshalls disposition.

    The Company's effective tax rate for the quarter was 42.0%, compared to 41.7% in the first quarter of 1995.

Discontinued Operations
- -----------------------

    Net sales for the footwear segment, which is especially impacted by the Easter holiday, increased by 2.3% for the quarter ended March 30, 1996 compared to the same period in 1995. This segment reported a 3.9% increase in same store sales during the first quarter of 1996 as compared to a 6.3% decrease for the comparable prior year period reflecting the timing of both the Palm and Easter weeks occurring in the second quarter of the prior period. Footaction experienced strong sales growth due to new product availability and a more focused merchandise assortment. Sales declines were noted, however, at Meldisco and Thom McAn as the inclement weather throughout much of the country impacted the sales of spring and summer merchandise.

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

    For the three months ended March 30, 1996, cash and cash equivalents decreased $39.6 million to $90.0 million as compared to a decrease of $28.8 million to $88.3 million for the first three months of 1995. The Company had short term borrowings of $500.0 million outstanding at March 30, 1996 and $760.2 million at April 1, 1995. The decrease in the level of short-term borrowings was due primarily to the selling of the Marshalls division and cash generated from the Palm and Easter holiday selling periods occurring one week earlier in 1996, as well as improved earnings throughout the Company.


    Net accounts receivable decreased by $5.3 million for the three months ended March 30, 1996 as compared to a decrease of $7.6 million for the three months ended April 1, 1995. The balance in 1996 is higher than the prior year due mainly to a receivable from the sale of the Marshalls division offset by the absence of Marshalls' layaway and charge card receivables.

    For the three months ended March 30,1996, inventories increased $126.5 million to $1.8 billion. For the three months ended April 2, 1994, inventories increased $203.3 million to $2.3 billion. The lower inventory levels in 1996 resulted from the absence of the Marshalls division offset by increases from ongoing expansions at other divisions.

    Prepaid expenses decreased $30.4 million in the first three months of 1996 as compared to an increase of $6.6 million in 1995. The decrease in 1996 is due primarily to decreased deferred tax assets related to utilization of restructuring reserves. The increase in 1995 was due mostly to higher levels of prepaid interest related to increased commercial paper borrowings.

    The decrease in accounts payable was $86.8 million for the three months ended March 30, 1996 as compared to a $60.9 million increase in 1995 was due primarily to lower inventory levels. The decrease in accrued expenses was $265.7 million for the three months ended March 30, 1996, as compared to a decrease of $213.6 million in 1995. The larger decrease in 1996 was primarily due to lower tax accruals due to the utilization of restructure reserves and payment for restructuring liabilities. The increased amount of accrued expenses in 1996 relates to restructuring reserves recorded in the fourth quarter of 1995.

    Capital additions of $49.0 million and $59.6 million in the first three months of 1996 and 1995, respectively, represented expenditures primarily for improvements to new and existing leased store locations, store equipment, information systems and distribution and office facilities. The lower amount in 1996 related primarily to the disposition of Marshalls.


REVIEW BY INDEPENDENT AUDITORS

The March 30, 1996 and April 1, 1995 consolidated condensed financial statements included in this filing on Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent auditors, in accordance with established professional standards and procedures for such a limited review.

The report of KPMG Peat Marwick LLP, commenting on their review, is included herein as Part I - Exhibit 1.


                                                        Part 1 - Exhibit 1


                      Independent Auditors' Review Report
                      -----------------------------------

The Board of Directors and Shareholders of
Melville Corporation:

We have reviewed the consolidated condensed balance sheets of Melville Corporation and subsidiary companies as of March 30, 1996 and April 1, 1995, and the related consolidated condensed statements of operations and cash flows for the first quarter periods ended March 30, 1996 and April 1, 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Melville Corporation and subsidiary companies as of December 31, 1995 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 15, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1995, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                /S/KPMG Peat Marwick LLP



New York, New York
April 23, 1996


                        Part  II.  -  OTHER INFORMATION



Item 6  -  Exhibits and Reports on Form 8-K


   a)
                                 EXHIBIT INDEX
                                 -------------
 Exhibit
 -------

   11         Computation of Per Share Earnings

   15         Letter re:  Unaudited Interim Financial Information

   27         Financial Data Schedule


   b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended March 30, 1996.



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             MELVILLE CORPORATION
                             ----------------------
                                 (REGISTRANT)



                            /S/ CARLOS E. ALBERINI
                            -----------------------
                                 Carlos E. Alberini
                                 Vice President and
                                 Acting Chief Financial Officer

Date:       May 14, 1996
        --------------------