Form 10-Q
period 1996-06-29
MELVILLE CORP
filed 1996-08-09
CIK 64803

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   ----------

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For The Quarterly Period Ended June 29, 1996


                          Commission File Number 1-1011

                              MELVILLE CORPORATION

             (Exact Name of registrant as specified in its charter)

                                   ----------


           NEW YORK                                     04-1611460

(State or other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

                  One CVS Drive, Woonsocket, Rhode Island 02865
                                 (401) 765-1500
          (Address and telephone number of principal executive offices)

                                   ----------

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

   Common Stock, $1 par value outstanding at July 27,1996 - 105,716,194 shares

================================================================================

                                      INDEX

- --------------------------------------------------------------------------------




PART I. - FINANCIAL INFORMATION:
- --------------------------------

                                                                          Page
                                                                          ----
         Consolidated Condensed Statements of Operations -
              Three and Six Month Periods Ended
              June 29, 1996 and July 1, 1995                                3


         Consolidated Condensed Balance Sheets -
              As of June 29, 1996, December 31, 1995 and
              July 1, 1995                                                  4


         Consolidated Condensed Statements of Cash Flows -
              Six Months Ended June 29, 1996 and July 1, 1995               6


         Notes to Consolidated Condensed Financial Statements               7


         Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 9


         Review by Independent Auditors                                    13

         Exhibit I - Report of Review by Independent Auditors              14



PART II. - OTHER INFORMATION:                                              15
- -----------------------------

                  MELVILLE CORPORATION AND SUBSIDIARY COMPANIES

                                           Consolidated Condensed Statements of Operations
                                                             (unaudited)
                                     (Dollars and shares in thousands except per share amounts)


                                                                           Three Months Ended             Six Months Ended
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                         June 29,        July 1,       June 29,        July 1,
                                                                           1996           1995           1996           1995
- ------------------------------------------------------------------------------------------------------------------------------------

Net sales                                                               $1,363,507     $1,202,865     $2,621,941     $2,331,030
Cost of goods sold, buying, and warehousing costs                          974,991        860,127      1,871,442      1,665,927
- ------------------------------------------------------------------------------------------------------------------------------------
     Gross margin                                                          388,516        342,738        750,499        665,103
- ------------------------------------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses                               284,467        255,909        555,327        504,414
Depreciation and amortization                                               19,806         17,866         39,575         36,182
- ------------------------------------------------------------------------------------------------------------------------------------
     Total operating expenses                                              304,273        273,775        594,902        540,596
- ------------------------------------------------------------------------------------------------------------------------------------
Operating profit                                                            84,243         68,963        155,597        124,507

Gain on sale of securities                                                  76,625              -         76,625              -
Dividend income                                                              2,709              -          5,443              -
Interest expense, net                                                      (11,981)       (12,478)       (17,505)       (20,645)
- ------------------------------------------------------------------------------------------------------------------------------------
Other income (expense), net                                                 67,353        (12,478)        64,563        (20,645)
- ------------------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations before income
     taxes and cumulative effect of change in
     accounting principle                                                  151,596         56,485        220,160        103,862
Income tax provision                                                        60,664         23,158         88,727         42,582
- ------------------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations before cumulative
     effect of change in accounting principle                               90,932         33,327        131,433         61,280
Discontinued operations:
     Loss from operations, net of income tax benefits
          (provisions) of $13,461, $(32), $31,047 and
          $38,870 for the three and six month periods ended
          June 29, 1996 and July 1, 1995, respectively                     (28,821)        (2,662)       (54,823)       (80,607)
     Estimated loss on disposal, net of income tax benefits
          of $69,857 and $70,484 for the three and six month
          periods ended June 29, 1996, respectively                       (124,645)             -       (124,942)             -
- ------------------------------------------------------------------------------------------------------------------------------------
     Loss from discontinued operations                                    (153,466)        (2,662)      (179,765)       (80,607)
- ------------------------------------------------------------------------------------------------------------------------------------
(Loss) earnings before cumulative effect of change in
     accounting principle                                                  (62,534)        30,665        (48,332)       (19,327)
Cumulative effect of change in accounting
     principle, net                                                              -              -              -         22,315
- ------------------------------------------------------------------------------------------------------------------------------------
Net (loss) earnings                                                     $  (62,534)    $   30,665     $  (48,332)    $  (41,642)
====================================================================================================================================
Per common share:
     Earnings from continuing operations before
          cumulative effect of change in accounting principle           $     0.83     $     0.28     $     1.18     $     0.50
     Loss from discontinued operations                                       (1.45)         (0.03)         (1.70)         (0.77)
     (Loss) earnings before cumulative effect of change
          in accounting principle                                            (0.62)          0.25          (0.52)         (0.27)
     Cumulative effect of change in accounting
          principle, net                                                         -              -              -          (0.21)
- ------------------------------------------------------------------------------------------------------------------------------------
     Net (loss) earnings                                                     (0.62)          0.25          (0.52)         (0.48)
====================================================================================================================================
Weighted average common shares outstanding                                 105,697        104,938        105,352        105,109
====================================================================================================================================
Dividends per common share                                              $     0.11     $     0.38     $     0.22     $     0.76
====================================================================================================================================

See accompanying notes to consolidated condensed financial statements.

                  MELVILLE CORPORATION AND SUBSIDIARY COMPANIES

                                                Consolidated Condensed Balance Sheets
                                                  (Dollars and shares in thousands)

- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                       June 29,      December 31,        July 1,
                                                                                         1996            1995             1995
                                                                                      (unaudited)                     (unaudited)
- ------------------------------------------------------------------------------------------------------------------------------------

Assets:
     Cash and cash equivalents                                                        $   82,255      $  129,583      $   82,664
     Investments                                                                         101,805         175,000               -
     Accounts receivable, less allowance for doubtful accounts of $27,674,
          $33,438 and $13,914 at June 29, 1996,
          December 31, 1995 and July 1, 1995, respectively                               189,879         296,393         219,574
     Inventories:
          Finished goods                                                               1,434,344       1,661,677       2,267,228
          Work-in-process                                                                      -             767           2,267
          Raw materials and supplies                                                           -          10,513          15,293
- ------------------------------------------------------------------------------------------------------------------------------------

               Total inventories                                                       1,434,344       1,672,957       2,284,788

     Prepaid expenses                                                                    285,616         285,995         170,216
- ------------------------------------------------------------------------------------------------------------------------------------

          Total current assets                                                         2,093,899       2,559,928       2,757,242

     Property and equipment, less accumulated depreciation and amortization of
          $449,575, $593,523 and $760,161 at June 29, 1996,
          December 31, 1995 and July 1, 1995, respectively                               891,879       1,114,404       1,495,155

     Deferred charges and other assets                                                   243,595          91,612         116,795

     Goodwill, net of accumulated amortization of $28,660,
          $28,152 and $102,177 at June 29, 1996, December 31, 1995
          and July 1, 1995, respectively                                                 174,524         195,618         441,744
- ------------------------------------------------------------------------------------------------------------------------------------

          Total assets                                                                $3,403,897      $3,961,562      $4,810,936
====================================================================================================================================

See accompanying notes to consolidated condensed financial statements.

                  MELVILLE CORPORATION AND SUBSIDIARY COMPANIES

                                              Consolidated Condensed Balance Sheets
                                    (Dollars and shares in thousands except per share amounts)



- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                          June 29,    December 31,      July 1,
                                                                                           1996           1995           1995
                                                                                        (unaudited)                   (unaudited)
- ------------------------------------------------------------------------------------------------------------------------------------

Liabilities:
     Accounts payable                                                                   $  467,823     $  690,651     $  672,953
     Accrued expenses                                                                      808,553      1,039,825        444,306
     Notes payable                                                                          91,900         52,000        805,000
     Other current liabilities                                                              14,774         15,212         13,657
- ------------------------------------------------------------------------------------------------------------------------------------

          Total current liabilities                                                      1,383,050      1,797,688      1,935,916

     Long-term debt                                                                        321,435        327,698        331,229

     Deferred income taxes                                                                  12,077          9,103         86,564

     Other long-term liabilities                                                           134,296        184,150        138,651

     Minority interests in subsidiaries                                                     41,719         93,830         73,648

Redeemable preferred stock:
     Cumulative preferred stock, Series B, $4.00 dividend, par value $100, redeemable at par plus accrued dividends; authorized and issued 17 shares with 4 shares held in treasury at June 29, 1996,
          December 31, 1995 and July 1, 1995                                                 1,330          1,330          1,330

Shareholders' equity:
     Preference stock, par value $1.00, authorized 50,000 shares; Series One
          ESOP convertible, liquidation value $53.45; 5,923, 6,267 and 6,320 shares issued and outstanding at June 29, 1996, December 31, 1995
          and July 1, 1995, respectively                                                   316,591        334,947        337,828
     Guaranteed ESOP obligation                                                           (309,675)      (309,675)      (321,096)
     Common stock, par value $1.00, authorized 300,000 shares, issued 111,877,
          111,649 and 111,545 shares at June 29, 1996, December 31, 1995 and
          July 1, 1995, respectively; outstanding 105,677, 105,106 and 104,948 shares at June 29, 1996, December 31, 1995 and
          July 1, 1995, respectively, net of shares held in treasury                       111,877        111,649        111,545
     Capital surplus                                                                        64,168         54,878         51,382
     Retained earnings                                                                   1,588,878      1,660,409      2,372,832
     Unrealized gain on investments, net of tax                                             25,829              -              -
     Cumulative translation adjustment                                                          78            146         (1,661)
     Common stock in treasury, at cost, 6,200, 6,543 and 6,597 shares at
          June 29, 1996, December 31, 1995 and July 1, 1995, respectively                 (287,756)      (304,591)      (307,232)
- ------------------------------------------------------------------------------------------------------------------------------------

          Total shareholders' equity                                                     1,509,990      1,547,763      2,243,598
- ------------------------------------------------------------------------------------------------------------------------------------

          Total liabilities and shareholders' equity                                    $3,403,897     $3,961,562     $4,810,936
====================================================================================================================================

See accompanying notes to consolidated condensed financial statements.

                  MELVILLE CORPORATION AND SUBSIDIARY COMPANIES

                                     Consolidated Condensed Statements of Cash Flows
                                                       (unaudited)
                                                  (Dollars in thousands)


                                                                                               Six Months Ended
- -------------------------------------------------------------------------------------------------------------------------
                                                                                          June 29,            July 1,
                                                                                            1996               1995
- -------------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                                    $ (81,368)         $(244,324)
- -------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Additions to property, plant, equipment and leasehold improvements                   (111,441)          (141,641)
     Proceeds from sale or disposal of property and equipment and
          operations or assets sold                                                        201,303             11,403
     Proceeds from sale of investments                                                     191,625                  -
- -------------------------------------------------------------------------------------------------------------------------

          Net cash provided by (used in) investing activities                              281,487           (130,238)
- -------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Increase in notes payable                                                              39,900            605,000
     Decrease in book overdrafts                                                          (207,202)           (99,168)
     Dividends paid                                                                        (87,061)          (131,295)
     Repurchase of common stock                                                                  -            (26,309)
     Proceeds from stock issuance                                                            6,589                671
     Increase (decrease) in long-term debt and obligations under capital leases                394             (8,666)
     Effect of currency fluctuations                                                           (67)               (42)
- -------------------------------------------------------------------------------------------------------------------------

          Net cash (used in) provided by financing activities                             (247,447)           340,191
- -------------------------------------------------------------------------------------------------------------------------

Net decrease in cash and equivalents                                                       (47,328)           (34,371)

Cash and cash equivalents at the beginning of year                                         129,583            117,035
- -------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                               $  82,255          $  82,664
=========================================================================================================================

See accompanying notes to consolidated condensed financial statements.

                  MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
              Notes to consolidated condensed financial statements
                                   (unaudited)

NOTE 1

The financial statements should be read in conjunction with the financial statements included in Melville Corporation's Annual Report on Form 10-K for the year ended December 31, 1995. The accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of Melville's financial position at June 29, 1996 and July 1, 1995 and its results of operations for each of the respective three and six month periods ended June 29, 1996 and July 1, 1995 and cash flows for each of the six month periods ended June 29, 1996 and July 1, 1995. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the six months ended June 29, 1996 are not necessarily indicative of the results for the full year. Certain reclassifications have been made to the consolidated condensed financial statements of prior periods to conform to the current period presentation.

NOTE 2

Since October 1995, Melville has been implementing a strategic restructuring program, which was the product of a strategic review initiated in 1994. The main components of the restructuring include the creation of two publicly-traded, independent and industry-focused companies -- CVS Corporation in the chain drug industry and Footstar, Inc. in the footwear industry -- a significant reduction in costs, the sale of Melville's unrelated businesses, and the closing of approximately 330 underperforming stores. As part of this program, the Company:

[arrow] completed the sale of its Marshalls division to The TJX Companies, Inc.
        ("TJX") on November 17, 1995 for total proceeds of approximately $600 million, including $175 million of TJX preferred stock.

[arrow] completed the sale of its Kay-Bee Toys division on May 4, 1996 to Consolidated Stores Corporation for total proceeds of approximately $315 million (subject to final purchase price adjustments), including cash and a note receivable.

[arrow] completed the sale of its Wilsons division on May 25, 1996 to an investor group led by Wilsons' management and the sale of its This End Up division on May 31, 1996 to an investor group for total combined proceeds of approximately $87 million (subject to final purchase price adjustments), including cash, stock warrants and notes receivable.

During the second quarter of 1996, Melville announced several steps to accelerate the emergence of CVS as a stand-alone chain drug company and to further strengthen Footstar, Inc. The actions included (1) a formal plan to separate the Linens `n Things and Bob's divisions from CVS and (2) a formal plan to convert 80 to 100 Thom McAn stores to the Footaction store format and to exit the Thom McAn business by mid-1997. Primarily in connection with these actions, the Company recorded a one-time, after tax restructuring charge of approximately $148 million in discontinued operations.

The results of operations for the footwear segment (which includes the Meldisco, Footaction and Thom McAn divisions), the apparel segment (which includes the Marshalls, Wilsons and Bob's divisions) and the toys and home furnishings segment (which includes Kay-Bee Toys, This End Up and Linens `n Things) have been classified as discontinued operations in the accompanying consolidated condensed statements of operations. Melville's results from continuing operations, therefore, represent solely those of the CVS division.

                  MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
              Notes to consolidated condensed financial statements
                                   (unaudited)

NOTE 3

Discontinued operations accounted for approximately 36% of total assets and approximately 29% of total liabilities at June 29, 1996. Net sales from discontinued operations totaled $849.3 million and $1.6 billion for the three month periods ended June 29, 1996 and July 1, 1995 and $1.7 billion and $2.9 billion for the six month periods ended June 29, 1996 and July 1, 1995, respectively.

NOTE 4

Primary earnings (loss) per share is computed by dividing net earnings (loss), after deducting net preferred dividends on redeemable preferred stock and Series One ESOP Convertible Preference Stock ("ESOP Preference Stock"), by the weighted average number of common shares outstanding during the period.

Fully diluted earnings (loss) per share is computed based upon the assumed conversion of the ESOP Preference Stock into common stock. Net earnings (loss) utilized in the calculation is adjusted for the difference between the current dividend on the ESOP Preference Stock and the common stock, and for certain non-discretionary expenses based on net earnings. The conversion of the ESOP Preference Stock and the adjustments described above are anti-dilutive and, therefore, fully diluted earnings (loss) per share has not been presented.

NOTE 5

The components of net interest expense are as follows (dollars in thousands):

                                                 Three Months Ended                      Six Months Ended
- --------------------------------------------------------------------------------------------------------------------
                                         June 29, 1996       July 1, 1995        June 29, 1996       July 1, 1995
- --------------------------------------------------------------------------------------------------------------------

Interest expense                            $12,055             $12,578             $18,944             $20,769
Interest income                                 (74)               (100)             (1,439)               (124)
- --------------------------------------------------------------------------------------------------------------------
Interest expense, net                       $11,981             $12,478             $17,505             $20,645
====================================================================================================================

NOTE 6

The Company had the following non-cash financing and investing activities (dollars in thousands):

                                                                                         Six Months Ended
- --------------------------------------------------------------------------------------------------------------------
                                                                                 June 29, 1996       July 1, 1995
- --------------------------------------------------------------------------------------------------------------------

Notes received for operations sold                                                  $158,811            $     -
Unrealized gain on investments                                                        41,805                  -

NOTE 7

On June 28, 1996, the Company sold 1.15 million shares of the TJX Series E preferred stock received as a portion of the proceeds from the sale of the Marshalls division for $191.6 million, resulting in a pre-tax gain of approximately $76.6 million. An additional 350,000 shares of the TJX Series E preferred stock was sold on July 3, 1996 for $60.5 million, resulting in a pre-tax gain of approximately $25.0 million which will be recognized in the third quarter. The Company continues to hold 250,000 shares of TJX Series D preferred stock.

                  MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
   Management's Discussion And Analysis of Financial Condition And Results of
                                   Operations

RESULTS OF OPERATIONS
- ---------------------

Since October 1995, Melville has been implementing a strategic restructuring program, which was the product of a strategic review initiated in 1994. The main components of the restructuring include the creation of two publicly-traded, independent and industry-focused companies -- CVS Corporation in the chain drug industry and Footstar, Inc. in the footwear industry -- a significant reduction in costs, the sale of Melville's unrelated businesses, and the closing of approximately 330 underperforming stores. Through June 29, 1996, the Company completed the disposition of its Marshalls, Kay-Bee Toys, Wilsons and This End Up divisions (collectively referred to as the "Dispositions") as part of this program.

During the second quarter of 1996, Melville announced several steps to accelerate the emergence of CVS as a stand-alone chain drug company and to further strengthen Footstar, Inc. The actions included (1) a formal plan to separate the Linens `n Things and Bob's divisions from CVS and (2) a formal plan to convert 80 to 100 Thom McAn stores to the Footaction store format and to exit the Thom McAn business by mid-1997. Primarily in connection with these actions, the Company recorded a one-time, after tax restructuring charge of approximately $148 million in discontinued operations.

The results of operations for the footwear segment (which includes the Meldisco, Footaction and Thom McAn divisions), the apparel segment (which includes the Marshalls, Wilsons and Bob's divisions) and the toys and home furnishings segment (which includes Kay-Bee Toys, This End Up and Linens `n Things) have been classified as discontinued operations in the accompanying consolidated condensed statements of operations. Melville's results from continuing operations, therefore, represent solely those of the CVS division.

Second Quarter
- --------------

Net sales from continuing operations for the second quarter of 1996 increased 13.4% to $1.36 billion from sales of $1.20 billion for the comparable period last year due to strong performance in both the front store and pharmacy. Same store sales for the quarter rose 9.8%. The sales results for the second quarter of 1996 were negatively impacted by a shift in the Palm and Easter Sunday and Independence Day selling seasons as compared to 1995.

Cost of goods sold, buying and warehousing costs from continuing operations as a percentage of net sales was 71.5% in the second quarter of 1996 and 1995.

Selling, general and administrative expenses from continuing operations as a percentage of net sales were 20.9% for the second quarter of 1996, compared to 21.3% in 1995. The 40 basis point improvement from 1995 is primarily due to controlling fixed costs and to the cost reductions resulting from the strategic restructuring program.

Depreciation and amortization expense from continuing operations as a percentage of consolidated net sales was 1.5% for the second quarter of 1996 and 1995.

Operating profit from continuing operations for the second quarter was $84.2 million, an increase of 22.2% from $69.0 million in the comparable period last year. Operating profit as a percentage of net sales was 6.2% for the second quarter, compared to 5.7% in 1995. The 50 basis point improvement from 1995 is primarily due to: 1) maintaining consistent gross margin percentages, 2) controlling selling, general and administrative expenses, and 3) reducing corporate administrative expenses primarily as a result of the strategic restructuring program.

During the second quarter of 1996, the Company sold 1.15 million shares of TJX Series E preferred stock received as a portion of the proceeds from the sale of the Marshalls division (the "Initial TJX Preferred Sale") for approximately $191.6 million, resulting in a pre-tax gain of approximately $76.6 million.

                  MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
   Management's Discussion And Analysis of Financial Condition And Results of
                                   Operations

During the second quarter of 1996, the Company recognized dividend income of approximately $2.7 million on the TJX preferred stock. Since the Company sold a significant portion the TJX Series E securities during the second quarter and the remaining TJX Series E securities in the third quarter of 1996, the related dividend income will not continue.

Interest expense totaled $12.1 million in the second quarter of 1996, compared to $12.6 million in 1995. Although the Company's borrowing levels were significantly reduced as a result of the Dispositions, the financial benefit for the quarter was offset by timing differences related to the recognition of interest expense on the Company's ESOP.

The Company's effective income tax rate for the quarter was 40%, compared to 41% in 1995.

Consolidated net earnings from continuing operations for the quarter increased 35.1% to $45.0 million, or $.40 per share, excluding the $.43 per share gain from the Initial TJX Preferred Sale, compared to $33.3 million, or $.28 per share in 1995.

The Company's total consolidated net loss, including continuing and discontinued operations, as well as the gain from the Initial TJX Preferred Sale and the restructuring charge was $62.5 million, or $.62 per share, compared to net earnings of $30.7 million, or $.25 per share in 1995.

Six Months
- ----------

Net sales from continuing operations for the first six months of 1996 rose 12.5% to $2.62 billion from sales of $2.33 billion for the first half of last year due to strong results in both the front store and pharmacy. Same store sales for the six-month period increased 10.0%. The sales results for the six months of 1996 were negatively impacted by a shift in the Independence Day selling season as compared to 1995.

Cost of goods sold, buying and warehousing costs from continuing operations as a percentage of net sales was 71.4% in the first six months of 1996, compared to 71.5% in 1995. The 10 basis point improvement from 1995 is primarily due to improved front store gross margin performance, partially offset by a planned decrease in pharmacy gross margin.

Selling, general and administrative expenses from continuing operations were 21.2% of net sales for the first six months of 1996, compared to 21.6% in 1995. The 40 basis point improvement from 1995 is primarily due to controlling fixed costs and to the cost reductions resulting from the strategic restructuring program.

Depreciation and amortization expense from continuing operations as a percentage of consolidated net sales was 1.5% for the first six months of 1996 and 1995.

Operating profit from continuing operations was $155.6 million, an increase of 25.0% from $124.5 million for the comparable period in 1995. Operating profit as a percentage of net sales was 5.9% for the first six months, compared to 5.3% in 1995. The 60 basis point improvement from 1995 is primarily due to: 1) improved gross margin, 2) controlling selling, general and administrative expenses, and
3) reducing corporate administrative expenses primarily as a result of the strategic restructuring program.

During the first six months of 1996, the Company completed the Initial TJX Preferred Sale for approximately $191.6 million, resulting in a pre-tax gain of approximately $76.6 million.

During the first six months of 1996, the Company recognized dividend income of $5.4 million on the TJX preferred stock. Since the Company sold a significant portion the TJX Series E securities during the second quarter and the remaining TJX Series E securities in the third quarter of 1996, the related dividend income will not continue.

                  MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
   Management's Discussion And Analysis of Financial Condition And Results of
                                   Operations

Interest expense totaled $18.9 million during the first six months of 1996, compared to $20.8 million in 1995. Although the Company's borrowing levels were significantly reduced as a result of the Dispositions, the financial benefit for the first six months was offset by timing differences related to the recognition of interest expense on the Company's ESOP.

The Company's effective income tax rate for the first six months of 1996 was 40.3%, compared to 41% in 1995.

Consolidated net earnings from continuing operations for the first six months of 1996 increased 39.8% to $85.7 million, or $.75 per share, excluding the $.43 per share gain from the Initial TJX Preferred Sale, compared to $61.3 million, or $.50 per share in 1995.

The Company's total consolidated net loss, including continuing and discontinued operations as well as the gain from the Initial TJX Preferred Sale, the restructuring charge and the cumulative effect of the change in accounting principle was $48.3 million, or $.52 per share, compared to a net loss of $41.6 million, or $.48 per share in 1995.

As of June 29, 1996, operating results from continuing operations included 1,375 CVS stores, compared to 1,339 stores at July 1, 1995. The Company is also operating, as part of discontinued operations, 3,267 stores and leased departments associated with the footwear segment and 35 Bob's and 154 Linens `n Things locations.

FINANCIAL CONDITION AND LIQUIDITY
- ---------------------------------

Inherent in the seasonality of retailing are cyclical buildups of inventory prior to peak selling periods, the most significant of which include Christmas, Palm and Easter Sundays, and Back-to-School. Although the Company finances its growth in operations and working capital requirements primarily through internally generated funds, short-term borrowings are used to finance these seasonal inventory buildups. Short-term borrowing levels historically peak in the Fall due to the inventory buildup for the Christmas selling season.

For the six months ended June 29, 1996, cash and cash equivalents decreased $47.3 million to $82.3 million, compared to a decrease of $34.4 million during the first six months of 1995. The Company's short-term borrowings totaled $91.9 million at June 29, 1996, compared to $805.0 million at July 1, 1995. For the six months ended June 29, 1996, short-term borrowings increased $39.9 million, compared to an increase of $605.0 million during the first six months of 1995. The decrease in short-term borrowing requirements in 1996 is primarily due to the selling of the Marshalls, Kay-Bee Toys, Wilsons and This End Up divisions (collectively referred to as the "Dispositions"), as well as to improved asset management and improved earnings from continuing operations.

Net accounts receivable decreased $106.5 million to $189.9 million during the six months ended June 29, 1996, compared to a decrease of $10.3 million for the first six months of 1995. The decrease in net accounts receivable balances in 1996 is primarily due to the Dispositions.

Investments decreased $73.2 million to $101.8 during the six months ended June 29, 1996 primarily due to the sale of 1.15 million shares of TJX Series E preferred stock received as a portion of the proceeds from the sale of the Marshalls division, offset partially by an increase in the unrealized gain on the remaining TJX preferred stock held by the Company at June 29, 1996.

For the six months ended June 29, 1996, inventories decreased $238.6 million to $1.4 billion, compared to an increase of $146.5 million during the first six months of 1995. The lower inventory level in 1996 is primarily due to the Dispositions and to improved inventory turns, offset partially by the planned increases in inventory relating to new store growth and Back-to-School merchandise.

                  MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
   Management's Discussion And Analysis of Financial Condition And Results of
                                   Operations

Deferred charges and other assets increased $152.0 million to $243.6 million during the six months ended June 29, 1996, compared to an increase of $7.2 million during the first six months of 1995. The increase in deferred charges and other assets in 1996 is primarily due to an increase in notes receivable resulting from the Dispositions.

Accounts payable decreased by $222.8 million to $467.8 million during the six months ended June 29, 1996, compared to a $12.3 million increase during the first six months of 1995. The decrease in accounts payable in 1996 is primarily due to lower inventory levels resulting from the Dispositions and to a decrease in book overdrafts which was also impacted by the Dispositions.

Accrued expenses decreased by $231.3 million during the six months ended June 29, 1996, compared to a decrease of $215.2 million in 1995. The decrease in 1996 was primarily due to the Dispositions and to the utilization of accruals primarily related to closed store lease settlements, outsourcing costs and severance costs resulting from the Company's strategic restructuring program, offset partially by the restructuring reserve recorded in the second quarter of 1996.

Capital additions of $111.4 million and $141.6 million in the first six months of 1996 and 1995, respectively, represented expenditures primarily for improvements to new and existing leased store locations, store equipment, information systems and distribution and office facilities. The lower capital expenditure level in 1996 is primarily due to the Dispositions.

REVIEW BY INDEPENDENT AUDITORS


The June 29, 1996 and July 1, 1995 consolidated condensed financial statements included in this filing on Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent auditors, in accordance with established professional standards and procedures for such a limited review.

The report of KPMG Peat Marwick LLP, commenting on their review, is included herein as Part I - Exhibit 1.

                                                              Part 1 - Exhibit 1

                       Independent Auditors' Review Report
                       -----------------------------------

The Board of Directors and Shareholders of
Melville Corporation:

We have reviewed the consolidated condensed balance sheets of Melville Corporation and subsidiary companies as of June 29, 1996 and July 1, 1995, and the related consolidated condensed statements of operations for the three and six month periods then ended and cash flows for the six months then ended. These financial statements are the responsibility of the Company's management.

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


                                                       /S/ KPMG Peat Marwick LLP



Boston, Massachusetts
July 22, 1996

                          Part II. - OTHER INFORMATION

Item 4 - Results of Votes of Security Holders
- ---------------------------------------------

         On April 9, 1996, the Company held its annual meeting of shareholders. There was no solicitation in opposition to management's nominees for directors as listed in the proxy statement and all such nominees were elected. Of the 95,337,153 shares voted, at least 84,279,506 shares voted were for each of these directors.

         The proposal to adopt the 1996 Directors Stock Plan as described in the proxy statement was approved by the shareholders with 92,315,520 shares voting for the proposal, 2,485,820 shares voting against the proposal and 535,813 shares abstaining.

         The proposal set forth in the proxy statement to appoint KPMG Peat Marwick LLP as the Company's independent auditor for the fiscal year ending December 31, 1996 was approved by the shareholders with 94,706,255 shares voting for the proposal, 368,894 shares voting against the proposal, and 262,004 share abstaining.

Item 6 - Exhibits and Reports on Form 8-K
- -----------------------------------------

         a)       Exhibits:

                  11       Computation of Per Share Earnings

                  15       Letter re: Unaudited Interim Financial Information

                  27       Financial Data Schedule - June 29, 1996

                  27.1     Restated Financial Data Schedule - March 30, 1996

                  27.2     Restated Financial Data Schedule - December 31, 1995

                  27.3     Restated Financial Data Schedule - September 30, 1995

                  27.4     Restated Financial Data Schedule - July 1, 1995

                  27.5     Restated Financial Data Schedule - April 1, 1995

                  27.6     Restated Financial Data Schedule - December 31, 1994

                  27.7     Restated Financial Data Schedule - October 1, 1994

         b)       Reports on Form 8-K:

                  During the three months ended June 29, 1996, the Registrant filed a current report on Form 8-K dated May 5, 1996 in connection with the sale of its Kay-Bee Toys division to Consolidated Stores Corporation.

                          Part II. - OTHER INFORMATION
                                   (continued)

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              MELVILLE CORPORATION
                              --------------------
                                  (REGISTRANT)



                             /S/ Charles C. Conaway
              ----------------------------------------------------
                               CHARLES C. CONAWAY
              Executive Vice President and Chief Financial Officer




Date: August 8, 1996