Form 10-Q
period 1996-09-28
MELVILLE CORP
filed 1996-11-08
CIK 64803

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


                For The Quarterly Period Ended September 28, 1996


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

 Common Stock, $1 par value outstanding at November 5,1996 - 106,359,794 shares

================================================================================

                                      INDEX
--------------------------------------------------------------------------------



PART I. - FINANCIAL INFORMATION:
--------------------------------
                                                                      Page
                                                                      ----
      Consolidated Condensed Statements of Operations -
        Three and Nine Month Periods Ended
        September 28, 1996 and September 30, 1995                       3


      Consolidated Condensed Balance Sheets -
        As of September 28, 1996, December 31, 1995
        and September 30, 1995                                          5


      Consolidated Condensed Statements of Cash Flows -
        Nine Months Ended September 28, 1996
        and September 30, 1995                                          7


      Notes to Consolidated Condensed Financial Statements              8


      Management's Discussion and Analysis of
        Financial Condition and Results of Operations                  10


      Review by Independent Auditors                                   14


      Exhibit I - Report of Review by Independent Auditors             15



PART II. - OTHER INFORMATION:                                          16
-----------------------------

                  MELVILLE CORPORATION AND SUBSIDIARY COMPANIES

                                        Consolidated Condensed Statements of Operations
                                                          (unaudited)
                                  (Dollars and shares in thousands except per share amounts)

                                                                      Three Months Ended               Nine Months Ended
-----------------------------------------------------------------------------------------------------------------------------
                                                                September 28,   September 30,   September 28,   September 30,
                                                                     1996           1995            1996            1995
-----------------------------------------------------------------------------------------------------------------------------
Net sales                                                        $1,356,277      $1,170,002      $3,978,218      $3,501,032
Cost of goods sold, buying, and warehousing costs                   982,160         839,545       2,853,602       2,505,475
---------------------------------------------------------------------------------------------------------------------------

     Gross margin                                                   374,117         330,457       1,124,616         995,557
---------------------------------------------------------------------------------------------------------------------------

Selling, general and administrative expenses                        299,625         279,658         854,952         784,072
Depreciation and amortization                                        19,599          20,222          59,174          56,404
---------------------------------------------------------------------------------------------------------------------------


     Total operating expenses                                       319,224         299,880         914,126         840,476
---------------------------------------------------------------------------------------------------------------------------

Operating profit                                                     54,893          30,577         210,490         155,081

Gain on sale of securities                                           25,480              --         102,105              --
Dividend income                                                         147              --           5,590              --
Interest expense, net                                                (4,453)        (16,588)        (21,958)        (37,233)
---------------------------------------------------------------------------------------------------------------------------

Other income (expense), net                                          21,174         (16,588)         85,737         (37,233)
---------------------------------------------------------------------------------------------------------------------------


Earnings from continuing operations before income
     taxes and cumulative effect of  change in
     accounting principle                                            76,067          13,989         296,227         117,848
Income tax provision                                                 31,186           1,129         119,913          43,711
---------------------------------------------------------------------------------------------------------------------------

Earnings from continuing operations before cumulative
     effect of change in accounting principle                        44,881          12,860         176,314          74,137

Discontinued operations:
     Loss from operations, net of income tax benefits
          of $0, $4,202, $31,048 and $43,072 for the three
          and nine month periods ended September 28,
          1996 and September 30, 1995, respectively                      --         (17,963)        (54,823)        (98,570)
     Estimated gain (loss) on disposal, net of income tax
          (provisions) benefits of $(15,195) and $55,289 for
          the three and nine month periods ended
          September 28, 1996, respectively                           18,750              --        (106,192)             --
---------------------------------------------------------------------------------------------------------------------------

     Earnings (loss) from discontinued operations                    18,750         (17,963)       (161,015)        (98,570)
---------------------------------------------------------------------------------------------------------------------------

Earnings (loss) before cumulative effect of change in
     accounting principle                                            63,631          (5,103)         15,299         (24,433)
Cumulative effect of change in accounting
     principle, net                                                    --              --              --            22,315

Net earnings (loss)                                              $   63,631      $   (5,103)     $   15,299      $  (46,748)
===========================================================================================================================

See accompanying notes to consolidated condensed financial statements.

                  MELVILLE CORPORATION AND SUBSIDIARY COMPANIES

                                          Consolidated Condensed Statements of Operations
                                                            (unaudited)
                                     (Dollars and shares in thousands except per share amounts)

                                                                          Three Months Ended              Nine Months Ended
----------------------------------------------------------------------------------------------------------------------------------
                                                                     September 28,  September 30,   September 28,    September 30,
                                                                         1996            1995           1996            1995
----------------------------------------------------------------------------------------------------------------------------------
Primary earnings per common share:
     Earnings from continuing operations before
          cumulative effect of change in accounting principle          $   0.39       $   0.08        $   1.57        $   0.58
     Earnings (loss) from discontinued operations, net                     0.18          (0.17)          (1.52)          (0.94)
----------------------------------------------------------------------------------------------------------------------------------
     Earnings (loss) before cumulative effect of
          change in accounting principle                                   0.57          (0.09)           0.05           (0.36)
     Cumulative effect of change in accounting
          principle, net                                                     --             --              --           (0.21)
----------------------------------------------------------------------------------------------------------------------------------
     Net earnings (loss)                                               $   0.57       $  (0.09)       $   0.05        $  (0.57)
==================================================================================================================================
     Weighted average common shares outstanding                         106,278        105,063         105,631         105,104
==================================================================================================================================

Fully diluted earnings per common share:
     Earnings from continuing operations before
          cumulative effect of change in accounting principle          $   0.38       $   0.08        $   1.57        $   0.58
     Earnings (loss) from discontinued operations, net                     0.17          (0.17)          (1.52)          (0.94)
----------------------------------------------------------------------------------------------------------------------------------
     Earnings (loss) before cumulative effect of
          change in accounting principle                                   0.55          (0.09)           0.05           (0.36)
     Cumulative effect of change in accounting
          principle, net                                                     --             --              --           (0.21)
----------------------------------------------------------------------------------------------------------------------------------
     Net earnings (loss)                                               $   0.55       $ (0.09)        $   0.05        $  (0.57)
==================================================================================================================================
     Weighted average common shares outstanding                         113,172        105,063         105,631         105,104
==================================================================================================================================
Dividends per common share                                             $   0.11       $   0.38        $   0.33        $   1.14
==================================================================================================================================

See accompanying notes to consolidated condensed financial statements.
                                       4

                  MELVILLE CORPORATION AND SUBSIDIARY COMPANIES

                                         Consolidated Condensed Balance Sheets
                                           (Dollars and shares in thousands)
----------------------------------------------------------------------------------------------------------------------
                                                                             September 28,  December 31, September 30,
                                                                                 1996          1995           1995
                                                                             (unaudited)                 (unaudited)
----------------------------------------------------------------------------------------------------------------------
Assets:
     Cash and cash equivalents                                                $   89,513    $  129,583    $   80,062
     Investments                                                                  44,441       175,000            --
     Accounts receivable, less allowance for doubtful accounts of $28,291,
          $33,438 and $14,301 at September 28, 1996,
          December 31, 1995 and September 30, 1995, respectively                 309,191       296,393       264,238
     Inventories:
          Finished goods                                                       1,569,706     1,661,677     2,568,467
          Work-in-process                                                             --           767         2,394
          Raw materials and supplies                                                  --        10,513        13,367
--------------------------------------------------------------------------------------------------------------------

               Total inventories                                               1,569,706     1,672,957     2,584,228

     Prepaid expenses                                                            253,433       285,995       170,419
--------------------------------------------------------------------------------------------------------------------

          Total current assets                                                 2,266,284     2,559,928     3,098,947

     Property and equipment, less accumulated depreciation and
          amortization of $412,308, $593,523 and $777,421 at September 28,
          1996, December 31, 1995 and September 30, 1995, respectively           909,351     1,114,404     1,551,426

     Deferred charges and other assets                                           146,198        91,612       118,276

     Goodwill, net of accumulated amortization of $29,972,
          $28,152 and $105,563 at September 28, 1996, December 31,
          1995, and September 30, 1995, respectively                             173,211       195,618       438,404
--------------------------------------------------------------------------------------------------------------------

          Total assets                                                        $3,495,044    $3,961,562    $5,207,053
====================================================================================================================

See accompanying notes to consolidated condensed financial statements.
                                       5

                  MELVILLE CORPORATION AND SUBSIDIARY COMPANIES

                                               Consolidated Condensed Balance Sheets
                                    (Dollars and shares in thousands except per share amounts)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                    September 28,    December 31,   September 30,
                                                                                        1996             1995            1995
                                                                                     (unaudited)                    (unaudited)
---------------------------------------------------------------------------------------------------------------------------------
Liabilities:
     Accounts payable                                                                $  569,103      $  690,651      $  875,391
     Accrued expenses                                                                   837,963       1,039,825         539,100
     Notes payable                                                                        4,000          52,000         940,000
     Other current liabilities                                                           14,569          15,212          14,247
-------------------------------------------------------------------------------------------------------------------------------
          Total current liabilities                                                   1,425,635       1,797,688       2,368,738

     Long-term debt                                                                     321,264         327,698         332,056

     Deferred income taxes                                                               11,115           9,103          87,395

     Other long-term liabilities                                                        127,755         184,150         136,998

     Minority interests in subsidiaries                                                  49,537          93,830          79,516

Redeemable preferred stock:
     Cumulative preferred stock, Series B, $4.00 dividend, par value $100, redeemable at par plus accrued dividends; authorized and issued 17 shares with 4 shares held in treasury at September 28, 1996,
          December 31, 1995 and September 30, 1995                                        1,330           1,330           1,330

Shareholders' equity:
     Preference stock, par value $1.00, authorized 50,000 shares; Series One
          ESOP convertible, liquidation value $53.45; 5,818, 6,267 and 6,294 shares issued and outstanding at September 28, 1996, December 31,
          1995 and September 30, 1995, respectively                                     310,976         334,947         336,424
     Guaranteed ESOP obligation                                                        (309,675)       (309,675)       (321,096)
     Common stock, par value $1.00, authorized 300,000 shares, issued 112,229,
          111,649 and 111,646 shares at September 28, 1996, December 31, 1995 and September 30, 1995, respectively; outstanding 106,128, 105,106 and
          105,076 shares at September 28, 1996, December 31, 1995 and September
          30, 1995, respectively, net or shares held in treasury                        112,229         111,649         111,646
     Capital surplus                                                                     76,425          54,878          54,708
     Retained earnings                                                                1,640,447       1,660,409       2,327,589
     Unrealized gain on investments, net of tax                                          10,844              --              --
     Cumulative translation adjustment                                                       41             146          (2,306)
     Common stock in treasury, at cost, 6,101, 6,543 and 6,570 shares at
          September 28, 1996, December 31, 1995 and September 30, 1995,
          respectively                                                                 (282,879)       (304,591)       (305,945)
-------------------------------------------------------------------------------------------------------------------------------
          Total shareholders' equity                                                  1,558,408       1,547,763       2,201,020
-------------------------------------------------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity                                 $3,495,044      $3,961,562      $5,207,053
===============================================================================================================================

See accompanying notes to consolidated condensed financial statements.
                                       6

                  MELVILLE CORPORATION AND SUBSIDIARY COMPANIES

                                Consolidated Condensed Statements of Cash Flows
                                                  (unaudited)
                                            (Dollars in thousands)

                                                                                      Nine Months Ended
-------------------------------------------------------------------------------------------------------------
                                                                                  September 28, September 30,
                                                                                      1996          1995
-------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                $  21,053     $(281,416)
----------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Additions to property and equipment                                            (175,343)     (261,290)
     Proceeds from sale or disposal of property and equipment and
          operations or assets sold                                                  165,676        17,718
     Proceeds from sale of investments                                               252,105            --
----------------------------------------------------------------------------------------------------------

          Net cash provided by (used in) investing activities                        242,438      (243,572)
----------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     (Decrease) increase in notes payable                                            (48,000)      740,000
     Decrease in book overdrafts                                                    (175,479)      (47,203)
     Dividends paid                                                                  (99,123)     (172,229)
     Repurchase of common stock                                                         --         (26,309)
     Proceeds from stock issuance                                                     18,592           671
     Increase (decrease) in long-term debt and obligations under capital leases          553        (6,026)
     Effect of currency fluctuations                                                    (104)         (889)
----------------------------------------------------------------------------------------------------------

          Net cash (used in) provided by financing activities                       (303,561)      488,015
----------------------------------------------------------------------------------------------------------

Net decrease in cash and equivalents                                                 (40,070)      (36,973)

Cash and cash equivalents at the beginning of year                                   129,583       117,035
----------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                         $  89,513     $  80,062
==========================================================================================================

See accompanying notes to consolidated condensed financial statements.

                  MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
              Notes to consolidated condensed financial statements
                                   (unaudited)


NOTE 1

The financial statements should be read in conjunction with the financial statements included in Melville Corporation's Annual Report on Form 10-K for the year ended December 31, 1995. The accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of Melville's financial position at September 28, 1996 and September 30, 1995 and its results of operations for each of the respective three and nine month periods ended September 28, 1996 and September 30, 1995 and cash flows for each of the nine month periods ended September 28, 1996 and September 30, 1995. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the nine months ended September 28, 1996 are not necessarily indicative of the results for the full year. Certain reclassifications have been made to the consolidated condensed financial statements of prior periods to conform to the current period presentation.

NOTE 2

Since October 1995, Melville has been implementing a strategic restructuring program, which was the product of a strategic review initiated in 1994. The main components of the restructuring include the creation of two publicly-traded, independent and industry-focused companies -- CVS Corporation ("CVS") in the chain drug industry and Footstar, Inc. ("Footstar") in the footwear industry -- a significant reduction in costs, the sale of Melville's unrelated businesses, and the closing of approximately 330 underperforming stores. Through September 28, 1996, the Company completed the disposition of its Marshalls, Kay-Bee Toys, Wilsons and This End Up divisions (collectively referred to as the "Dispositions") as part of this restructuring program. In addition, the Company:

o announced several steps on June 3, 1996 to accelerate the emergence of CVS as a stand-alone chain drug company and to further strengthen Footstar. The announcement included: 1) a formal plan to separate the Linens `n Things and Bob's divisions from CVS, and 2) a formal plan to convert 80 to 100 of Thom McAn's stores to the Footaction store format and to exit the Thom McAn business by mid-1997 (collectively defined as the "Separation Plans"). Primarily in connection with these actions, the Company recorded a one-time, after tax restructuring charge of approximately $148 million in discontinued operations during the second quarter of 1996.

o filed a registration statement on September 18, 1996 (as since amended) under the Securities Act of 1933 relating to a public offering of a portion of the shares of common stock of Linens `n Things held by Melville. Melville has announced its intention to dispose of, subject to market conditions, its entire ownership of Linens `n Things by the end of 1997. No assurance can be given as to when or whether such public offering will be consummated, as to the number shares or as to the offering price of the shares to be sold therein.

 o completed the spin-off of Footstar on October 12, 1996 by distributing 100% of the shares of Footstar common stock held by Melville to its shareholders of record as of the close of business on October 2, 1996 (the "Distribution"). Please see Melville's current report on Form 8-K filed on October 28, 1996 filed in connection with the Distribution for information regarding the Distribution.

As a result of the Dispositions, Separation Plans and other actions discussed above, the results of operations for Footstar (which includes the Meldisco, Footaction and Thom McAn divisions which collectively make up the footwear segment), the apparel segment (which includes the Marshalls, Wilsons, and Bob's divisions) and the toys and home furnishings segment (which includes the Kay-Bee Toys, This End Up and Linens `n Things divisions) have been classified as discontinued operations in the accompanying consolidated condensed statements of operations for all periods presented. Melville's results from continuing operations, therefore, represent solely those of CVS.

                  MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
              Notes to consolidated condensed financial statements
                                   (unaudited)


NOTE 3

Discontinued operations accounted for approximately 37% of total assets and approximately 32% of total liabilities at September 28, 1996. Net sales from discontinued operations totaled $773.0 million and $1.6 billion for the three month periods ended September 28, 1996 and September 30, 1995 and $2.5 billion and $4.6 billion for the nine month periods ended September 28, 1996 and September 30, 1995, respectively.

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

NOTE 5

The components of net interest expense are as follows (dollars in thousands):
                            Three Months Ended             Nine Months Ended
---------------------------------------------------------------------------------
                       September 28,  September 30,  September 28,  September 30,
                           1996           1995          1996            1995
---------------------------------------------------------------------------------
Interest expense         $ 6,838       $ 16,779       $ 25,782       $ 37,547
Interest income           (2,385)          (191)        (3,824)          (314)
-----------------------------------------------------------------------------
Interest expense, net    $ 4,453       $ 16,588       $ 21,958       $ 37,233
=============================================================================

NOTE 6

The Company had the following non-cash financing and investing activities
(dollars in thousands):
                                                        Nine Months Ended
-------------------------------------------------------------------------------
                                                 September 28,    September 30,
                                                     1996             1995
-------------------------------------------------------------------------------
Notes received for operations sold                 $158,811           $--
Unrealized gain on investments                       17,199           $--

NOTE 7

On June 28, 1996, the Company sold 1.15 million shares of the TJX Series E preferred stock received as a portion of the proceeds from the sale of the Marshalls division for $191.6 million, resulting in a pre-tax gain of approximately $76.6 million. The remaining 350,000 shares of the TJX Series E preferred stock were sold on July 3, 1996 for $60.5 million, resulting in a pre-tax gain of approximately $25.5 million. The Company continues to hold 250,000 shares of TJX Series D preferred stock which is expected to be sold during the fourth quarter of 1996.

                  MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
   Management's Discussion And Analysis of Financial Condition And Results of
                                   Operations



STRATEGIC RESTRUCTURING PROGRAM
-------------------------------

Since October 1995, Melville has been implementing a strategic restructuring program, which was the product of a strategic review initiated in 1994. The main components of the restructuring include the creation of two publicly-traded, independent and industry-focused companies -- CVS Corporation ("CVS") in the chain drug industry and Footstar, Inc. ("Footstar") in the footwear industry -- a significant reduction in costs, the sale of Melville's unrelated businesses, and the closing of approximately 330 underperforming stores. Through September 28, 1996, the Company completed the disposition of its Marshalls, Kay-Bee Toys, Wilsons and This End Up divisions (collectively referred to as the "Dispositions") as part of this restructuring program. In addition, the Company:

o announced several steps on June 3, 1996 to accelerate the emergence of CVS as a stand-alone chain drug company and to further strengthen Footstar. The announcement included: 1) a formal plan to separate the Linens `n Things and Bob's divisions from CVS, and 2) a formal plan to convert 80 to 100 of Thom McAn's stores to the Footaction store format and to exit the Thom McAn business by mid-1997 (collectively defined as the "Separation Plans"). Primarily in connection with these actions, the Company recorded a one-time, after tax restructuring charge of approximately $148 million in discontinued operations during the second quarter of 1996.

 o filed a registration statement on September 18, 1996 (as since amended) under the Securities Act of 1933 relating to a public offering of a portion of the shares of common stock of Linens `n
     Things held by Melville. Melville has announced its intention to dispose of, subject to market conditions, its entire ownership of Linens `n Things by the end of 1997. No assurance can be given as to when or whether such public offering will be consummated, as to the number shares or as to the offering price of the shares to be sold therein.

 o completed the spin-off of Footstar on October 12, 1996 by distributing 100% of the shares of Footstar common stock held by Melville to its shareholders of record as of the close of business on October 2, 1996 (the "Distribution"). Please see Melville's current report on Form 8-K filed on October 28, 1996 filed in connection with the Distribution for information regarding the Distribution.

As a result of the Dispositions, Separation Plans and other actions discussed above, the results of operations for Footstar (which includes the Meldisco, Footaction and Thom McAn divisions which collectively make up the footwear segment), the apparel segment (which includes the Marshalls, Wilsons, and Bob's divisions) and the toys and home furnishings segment (which includes the Kay-Bee Toys, This End Up and Linens `n Things divisions) have been classified as discontinued operations in the accompanying consolidated condensed statements of operations for all periods presented. Melville's results from continuing operations, therefore, represent solely those of CVS.


RESULTS OF OPERATIONS
---------------------

Third Quarter
-------------

Net sales from continuing operations for the third quarter of 1996 increased 15.9% to $1.36 billion from sales of $1.17 billion for the comparable period last year due to strong performances in both the front store (which increased 11.7% as compared to the 1995 period) and pharmacy (which increased 20.5% as compared to the 1995 period). Same store sales for the quarter rose 12.4%, with same store pharmacy sales increasing 18.7%. Pharmacy sales were 44.5% of total sales for the third quarter of 1996, compared to 42.6% in the 1995 period.

Cost of goods sold, buying and warehousing costs from continuing operations as a percentage of net sales were 72.4% in the third quarter of 1996, compared to 71.8% in the 1995 period. The 60 basis point increase as a percentage of net sales is due primarily to the continued increase in lower gross margin third party prescription sales, the continued increase in pharmacy sales as a percentage of total sales and the timing of physical inventory results. Third party prescription sales were 81.8% of pharmacy sales in third quarter of 1996, compared to 75.8% in the 1995 period.

                  MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
   Management's Discussion And Analysis of Financial Condition And Results of
                                   Operations


Selling, general and administrative expenses from continuing operations as a percentage of net sales were 22.1% for the third quarter of 1996, compared to 23.9% in the 1995 period. The 180 basis point improvement from 1995 is primarily due to leveraging sales growth, realizing the benefits from key technology initiatives, controlling fixed costs, and the cost reductions resulting from the strategic restructuring program.

Depreciation and amortization expense from continuing operations as a percentage of consolidated net sales was 1.5% for the third quarter of 1996, compared to 1.7% in the 1995 period. The 20 basis point improvement from 1995 is primarily due to the write-off of certain assets related to the strategic restructuring program.

Operating profit from continuing operations for the third quarter of 1996 was $54.9 million, an increase of 79.5% from $30.6 million in the comparable period last year. Operating profit as a percentage of net sales was 4.0% for the third quarter, compared to 2.6% in the 1995 period. The 140 basis point improvement from 1995 is primarily due to: 1) controlling selling, general and administrative expenses, and 2) reducing corporate administrative expenses and depreciation and amortization, primarily as a result of the strategic restructuring program, partially offset by the increase in cost of goods sold discussed above.

During the third quarter of 1996, the Company completed the sale of 350,000 shares of TJX Series E Preferred Stock received as a portion of the proceeds from the sale of the Marshalls division (the "Third Quarter TJX Series E Preferred Sale") for approximately $60.5 million, resulting in a pre-tax gain of approximately $25.5 million.

During the third quarter of 1996, the Company recognized dividend income of approximately $147,000 on the TJX Series D and E Preferred Stock. As a result of the TJX Series E Preferred Sales (defined below) and following the completion of the TJX Series D Preferred Sale (defined below), dividend income will not continue.

Interest expense totaled $6.8 million in the third quarter of 1996, compared to $16.8 million in the 1995 period. The decrease in interest expense is primarily due to lower average borrowing levels as a result of the Dispositions and to timing differences related to the recognition of interest expense on the Company's ESOP.

Interest income totaled $2.4 million in the third quarter of 1996, compared to $191,000 in the 1995 period. The increase in interest income is primarily due to the notes receivable received as a portion of the proceeds from the Dispositions.

Consolidated net earnings from continuing operations for the third quarter of 1996 increased 249.0% to $44.9 million, or $.39 per share, compared to $12.9 million, or $.08 per share in the 1995 period. Excluding the $.14 per share gain from the Third Quarter TJX Series E Preferred Sale, consolidated net earnings from continuing operations for the third quarter of 1996 increased 132.1% to $29.8 million, or $.25 per share.

The Company's total consolidated net income, including continuing and discontinued operations as well as the gain from the Third Quarter TJX Series E Preferred Sale was $63.6 million, or $.57 per share, compared to a net loss of $5.1 million, or $.09 per share in 1995.


Nine Months
-----------

Net sales from continuing operations for the first nine months of 1996 increased 13.6% to $3.98 billion from sales of $3.50 billion for the comparable period last year due to strong performances in both the front store (which increased 9.6% as compared to the 1995 period) and pharmacy (which increased 17.9% as compared to the 1995 period). Same store sales for the first nine months increased 10.8%, with same store pharmacy sales increasing 16.3%. Pharmacy sales were 44.3% of total sales for the first nine months of 1996, compared to 42.5% in the 1995 period.

                  MELVILLE CORPORATION AND SUBSIDIARY COMPANIES
   Management's Discussion And Analysis of Financial Condition And Results of
                                   Operations



Cost of goods sold, buying and warehousing costs from continuing operations as a percentage of net sales were 71.7% in the first nine months of 1996, compared to 71.6% in the 1995 period. The 10 basis point increase as a percentage of net sales is primarily due to the continued increase in lower gross margin third party prescription sales and to the continued increase in pharmacy sales as a percentage of total sales. Third party prescription sales were 81.4% of pharmacy sales in the first nine months of 1996, compared to 75.4% in the 1995 period.

Selling, general and administrative expenses from continuing operations were 21.5% of net sales for the first nine months of 1996, compared to 22.4% in the 1995 period. The 90 basis point improvement from 1995 is primarily due to leveraging sales growth, realizing the benefits from key technology initiatives, controlling fixed costs, and to the cost reductions resulting from the strategic restructuring program.

Depreciation and amortization expense from continuing operations as a percentage of consolidated net sales was 1.5% for the first nine months of 1996 compared to 1.6% in the 1995 period. The 10 basis point improvement from 1995 is primarily due to the write-off of certain assets related to the strategic restructuring program.

Operating profit from continuing operations was $210.5 million, an increase of 35.7% from $155.1 million for the comparable period in 1995. Operating profit as a percentage of net sales was 5.3% for the first nine months, compared to 4.4% in the 1995 period. The 90 basis point improvement from 1995 is primarily due to: 1) controlling selling, general and administrative expenses, and 2) reducing corporate administrative expenses primarily as a result of the strategic restructuring program.

During the first nine months of 1996, the Company completed the sale of 1.5 million shares of TJX Series E Preferred Stock for approximately $252.1 million, resulting in a pre-tax gain of approximately $102.1 million (the "TJX Series E Preferred Sales"). The Company continues to hold 250,000 shares of TJX Series D Preferred Stock which is expected to be sold during the fourth quarter of 1996 (the "TJX Series D Preferred Sale").

During the first nine months of 1996, the Company recognized dividend income of approximately $5.6 million on the TJX Series D and E Preferred Stock. As a result of the TJX Series E Preferred Sales and following the completion of the TJX Series D Preferred Sale, dividend income will not continue.

Interest expense totaled $25.8 million during the first nine months of 1996, compared to $37.5 million in the 1995 period. The decrease in interest expense is primarily due to lower average borrowing levels as a result of the Dispositions and to timing differences related to the recognition of interest expense on the Company's ESOP.

Interest income totaled $3.8 million in the first nine months of 1996, compared to $314,000 in the 1995 period. The increase in interest income is primarily due to the notes receivable received as a portion of the proceeds from the Dispositions.

Consolidated net earnings from continuing operations for the first nine months of 1996 increased 137.8% to $176.3 million, or $1.57 per share, compared to $74.1 million, or $.58 per share in 1995. Excluding the $.57 per share gain from the TJX Series E Preferred Sales, consolidated net earnings from continuing operations for the first nine months of 1996 increased 55.8% to $115.5 million, or $1.00 per share.

The Company's total consolidated net income, including continuing and discontinued operations as well as the gain from the TJX Series E Preferred Sales, the restructuring charge and the cumulative effect of the change in accounting principle was $15.3 million, or $.05 per share, compared to a net loss of $46.7 million, or $.57 per share in the 1995 period.

As of September 28, 1996, operating results from continuing operations included 1,389 CVS stores, compared to 1,356 stores at September 30, 1995.

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

For the nine months ended September 28, 1996, cash and cash equivalents decreased $40.1 million to $89.5 million. The Company's short-term borrowings totaled $4.0 million at September 28, 1996, compared to $940.0 million at September 30, 1995. For the nine months ended September 28, 1996, short-term borrowings decreased $48.0 million from $52.0 million at December 31, 1995. The decrease in short-term borrowing requirements in 1996 is primarily due to the Dispositions, the TJX Series E Preferred Sales as well as to improved asset management and improved cash flow from continuing operations.

Investments decreased $130.6 million to $44.4 million during the nine months ended September 28, 1996 primarily due to the TJX Series E Preferred Sales, offset partially by an increase in the unrealized gain on the remaining TJX Series D Preferred Stock held by the Company at September 28, 1996.

Net accounts receivable increased $12.8 million to $309.2 million during the nine months ended September 28, 1996. The increase in net accounts receivable balances in 1996 is primarily due to the reclassification of a note receivable in the amount of $100 million from deferred charges and other assets to accounts receivable as a result of Melville's intention to monetize the note in early 1997. The above increase was offset by a reduction in accounts receivable due to the Dispositions.

For the nine months ended September 28, 1996, inventories decreased $103.3 million to $1.6 billion. The lower inventory level in 1996 is primarily due to the Dispositions and to improved inventory turns, partially offset by planned increases in inventory to support the Halloween and Christmas selling seasons.

Deferred charges and other assets increased $54.6 million to $146.2 million during the nine months ended September 28, 1996. The increase in deferred charges and other assets in 1996 is primarily due to an increase in long-term notes receivable resulting from the Dispositions, offset partially by the $100 million reclassification discussed above.

Accounts payable decreased by $121.5 million to $569.1 million during the nine months ended September 28, 1996. The decrease in accounts payable in 1996 is primarily due to lower inventory levels resulting from the Dispositions and to a decrease in book overdrafts which was also impacted by the Dispositions.

Accrued expenses decreased by $201.9 million to $838.0 million during the nine months ended September 28, 1996. The decrease in 1996 was primarily due to the Dispositions and to the utilization of accruals primarily related to closed store lease settlements, outsourcing costs and severance costs resulting from the Company's strategic restructuring program, offset partially by the restructuring reserve recorded in the second quarter of 1996.

Capital additions of $175.3 million and $261.3 million in the first nine months of 1996 and 1995, respectively, represented expenditures primarily for improvements to new and existing leased store locations, store equipment, information systems and distribution and office facilities. The lower capital expenditure level in 1996 is primarily due to the Dispositions.

REVIEW BY INDEPENDENT AUDITORS



The September 28, 1996 and September 30, 1995 consolidated condensed financial statements included in this filing on Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent auditors, in accordance with established professional standards and procedures for such a limited review.

The report of KPMG Peat Marwick LLP, commenting on their review, is included herein as Part I - Exhibit 1.

                                                              Part 1 - Exhibit 1

                       Independent Auditors' Review Report


The Board of Directors and Shareholders of
Melville Corporation:

We have reviewed the consolidated condensed balance sheets of Melville Corporation and subsidiary companies as of September 28, 1996 and September 30, 1995, and the related consolidated condensed statements of operations for the three and nine month periods then ended and cash flows for the nine months then ended. These financial statements are the responsibility of the Company's management.

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



Boston, Massachusetts
October 21, 1996

                          Part II. - OTHER INFORMATION



Item 6 - Exhibits and Reports on Form 8-K

         a) Exhibits:

            11   Computation of Per Share Earnings

            15   Letter re: Unaudited Interim Financial Information

            27   Financial Data Schedule - September 28, 1996


         b) Reports on Form 8-K:

            During the three months ended September 28, 1996, the Registrant filed a current report on Form 8-K dated September 24, 1996 in connection with the Registrant's: 1) distribution of all the common stock of Footstar, Inc. on October 12, 1996 to its shareholders of record on October 2, 1996 and 2) special meeting of shareholders to be held on November 19, 1996 relating to the proposed change of name to CVS Corporation and reincorporation from New York to Delaware.

            On October 28, 1996, the Registrant filed a current report on Form 8-K in connection with the Registrant's distribution of all the common stock of Footstar, Inc. on October 12, 1996 to its shareholders of record on October 2, 1996.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              MELVILLE CORPORATION
                              --------------------
                                  (REGISTRANT)



                           /S/ CHARLES C. CONAWAY
                           ----------------------
                               CHARLES C. CONAWAY
              Executive Vice President and Chief Financial Officer


Date: November 8, 1996