Form 10-K405
period 1996-12-31
CVS CORP
filed 1997-03-31
CIK 64803

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM                     TO

                         COMMISSION FILE NUMBER 1-1011

                                CVS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                        (FORMERLY MELVILLE CORPORATION)
                            ------------------------

                   DELAWARE                                     05-0494040
         (STATE OR OTHER JURISDICTION                        (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

                ONE CVS DRIVE                                     02895
           WOONSOCKET, RHODE ISLAND                             (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (401) 765-1500

      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

             TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                -----------------------------------------
    Common Stock, par value $.01 per share               New York Stock Exchange


   SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

     The aggregate market value of the registrant's voting stock* held by non-affiliates** of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) on March 1, 1997 was $4,944,270,225, based on the last sale price as reported by the New York Stock Exchange.

     As of March 1, 1997, the registrant had 107,158,665 shares of Common Stock outstanding.

---------------
* Does not include 5,526,677 outstanding shares of Series One ESOP Convertible Preference Stock ("ESOP Preference Stock"). As of March 1, 1997, each share of ESOP Preference Stock is entitled to approximately 1.2 vote(s) per share on all matters submitted to a vote of the holders of Common Stock.
** Only stock held by directors and officers is excluded.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Annual Report to Shareholders for the year ended December 31, 1996: Part II, Items 6, 7 and 8; and Part IV, Item 14.
================================================================================

                                     PART I

ITEM 1.  BUSINESS

  General

     CVS Corporation, a Delaware corporation ("CVS" or the "Company"), is a leader in the chain drug industry with over $5.5 billion in revenue in 1996. As of December 31, 1996, the Company operated 1,408 stores, in 14 states and the District of Columbia, most of which have pharmacies. In addition to prescription drugs and services, CVS stores offer a broad selection of health and beauty aids, greeting cards, photo processing services, cosmetics, convenience foods, private label and seasonal items. In 1996, pharmacy sales increased 18.4% to $2.4 billion, representing 43.9% of total sales for the year, while higher-margin front store sales increased 9.3% to $3.1 billion, representing 56.1% of total sales for the year. CVS pharmacies fill an average of about 1,200 prescriptions a week, which is significantly higher than the average community pharmacy. Total sales of $573 per square foot place CVS among the top performers in the chain drug industry.

     The Company's principal executive offices are located at One CVS Drive, Woonsocket, Rhode Island 02895.

  Strategic Restructuring Plan

     In October 1995, the Board of Directors of CVS approved a comprehensive restructuring plan that was the product of a strategic review initiated in 1994. The restructuring plan included, among other things, (i) the continued operation of CVS (which includes CVS and, initially, the Linens 'n Things and Bob's divisions), (ii) the disposition of the Marshalls, Kay-Bee Toys, Wilsons and This End Up divisions (collectively, the "Dispositions"), (iii) the spin-off of Footstar, Inc. ("Footstar"), which includes the Meldisco, Footaction and Thom McAn divisions, and (iv) the elimination of significant corporate overhead costs. Subsequently, in May 1996, the Board of Directors approved further refinements to the restructuring plan, which included, among other things, a formal plan to separate the Linens 'n Things and Bob's divisions from CVS. The Dispositions were completed during 1995 and 1996. The Company completed the spin-off of Footstar in October 1996 and, in December 1996, completed the initial public offering of 67.5% of the shares of common stock of Linens 'n Things, Inc. See Note 2 of Notes to Consolidated Financial Statements for further information about the Company's restructuring program.

     The Company's stock began trading on the New York Stock Exchange under the symbol "CVS" on October 16, 1996 and, on November 20, 1996, Melville's corporate name was officially changed to CVS Corporation. As used in this Form 10-K, unless the context indicates otherwise, "CVS" or the "Company" shall mean and include Melville with respect to periods prior to November 20, 1996.

  Agreement to Acquire Revco D.S., Inc.

     On February 6, 1997, CVS signed a definitive merger agreement to acquire Revco D.S., Inc. ("Revco") in a stock-for-stock merger valued at approximately $2.8 billion. CVS will also assume approximately $900 million of existing Revco debt as part of this transaction.

     The combination of CVS and Revco, which has been approved by the Boards of Directors of both companies, will bring together two of the leading companies in the chain-drug industry to create the nation's largest chain drugstore company based on store count, with approximately 4,000 locations in 24 states and the District of Columbia. The combination will bring the combined company into high-growth, contiguous markets in the Northeast, Mid-Atlantic, Southeast and Midwest regions; and the combined enterprise is expected to rank second in annual retail drugstore revenues in 1997.

     Under the terms of the merger agreement, CVS will combine with Revco in an exchange of stock that is expected to qualify for treatment as a pooling of interests transaction, tax free to Revco shareholders. If the merger is completed, for each share of Revco common stock held, Revco shareholders will receive the sum of (i) 0.4692 shares of CVS common stock and (ii) the number of shares of CVS common stock equal to the quotient obtained by dividing $20 by the average closing price of CVS common stock during ten trading days randomly selected out of the twenty trading days ending on the fifth trading day preceding the closing date (collectively, the "Exchange Ratio"), provided that, under no circumstances will the Exchange Ratio exceed 1.0097 or be less than 0.8837.

     The transaction is subject to approval by the shareholders of both companies, expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and certain other customary closing conditions. If all the closing conditions have been met, it is expected that the transaction will be completed by mid-year 1997.

  Products and Operations

     A key focus of the Company's business is its pharmacy operations. The Company believes that its pharmacy operations will continue to represent a significant portion of its sales and profits due to (i) the demographic trend toward an aging population, (ii) the continued development of new pharmaceutical products and services, (iii) the Company's ability to attract and maintain third party provider business and (iv) the continued shift toward payment for prescriptions by third party providers. The Company also offers a broad selection of general merchandise, presented in a well-organized fashion, in stores that are designed to be warm, inviting and easy to shop. Major year-round product lines include health and beauty aids, cosmetics, greeting cards, photo processing services, books and magazines, convenience foods and household items. The Company also features private label and seasonal items. The Company offers over 1,100 products under the CVS brand private label, accounting for 11% of the Company's front store sales. By providing high quality at an excellent price, sales of CVS brand name products have grown at an annual rate of over 15%.

     The Company's merchandising effort is driven by a highly successful category management approach, which affords the ability to refine and tailor store merchandise selection market-by-market, based on local demographics. In addition, the Company emphasizes the creation of key destination categories, such as greeting cards, film and photofinishing, beauty and cosmetics, convenience foods, private label and seasonal merchandise. These product areas are managed so as to differentiate CVS in the marketplace and to take advantage of the potential each destination category has to offer. To further support growth in existing stores, the Company has in place an active remodel and remerchandise program, which seeks to remodel 20% of the Company's existing stores each year and to remerchandise another 20% each year. The Company has also extended store hours in many locations, and, at the end of 1996, operated approximately 100 24-hour stores.

     The Company centrally purchases most of its merchandise, including prescription drugs, directly from manufacturers, allowing it to take advantage of the promotional and volume discount programs that certain manufacturers offer to retailers. During 1996, approximately 84% of the merchandise purchased by the Company was received at one of the Company's four distribution centers for redistribution to its stores. The balance of store merchandise is shipped directly to CVS stores from manufacturers and distributors at prices negotiated at the corporate level. The Company's largest supplier accounted for approximately 6.5% of total merchandise purchased in 1996. The Company believes that the loss of any one supplier or group of suppliers under common control would not have a material effect on its business.

     In the Company's pharmacy business, its "RX2000" computer system enables CVS pharmacists to manage their prescription filling duties more efficiently, giving them more time to spend with customers. The RX2000 system, which includes one of the largest data warehouses in the country, facilitates the management of third party healthcare plans and provides a warehouse of pharmacy data that can be analyzed by both CVS and its managed care customers for a variety of healthcare- and business-related applications. In addition, the Company is currently implementing an Interactive Voice Response system that enables customers to place refill orders by telephone.

     In the front store business, the Company has developed an advanced "Retail Data Warehouse" that enables a quick analysis of point-of-sale ("POS") data on a store-by-store basis to develop targeted marketing and merchandising strategies. The Company has also implemented a "Field Management System" that uses POS data to identify areas to improve operational execution on a store-by-store basis. In addition, the Company is in the process of reengineering its entire warehouse and merchandising network, in order to enable the more efficient and effective control of merchandise flow to CVS stores.

     The Company's business normally generates higher revenues during the holiday season in its fourth fiscal quarter. In each of the fiscal years ended 1996 and 1995, the fourth quarter accounted for approximately 28.0% of the Company's net sales.

  CVS Stores

     At December 31, 1996, the Company operated 1,408 stores, in 14 states and the District of Columbia. CVS stores are considered "destination" stores and are located primarily in "strip" shopping centers or are freestanding units. CVS stores generally range in size from approximately 8,000 to 10,000 square feet, with an average store size of approximately 9,000 square feet. The prototype new store size is 75' x 135' (or 10,125 square feet), with growth programs directed toward freestanding locations at traffic controlled intersections. The following is a breakdown by state of the locations of the 1,408 Company operated stores at the end of 1996:

    Connecticut....................   113
    Delaware.......................     3
    District of Columbia...........    48
    Georgia........................    11
    Maine..........................    20
    Maryland.......................   116
    Massachusetts..................   308
    New Hampshire..................    29
    New Jersey.....................   140
    New York.......................   228
    Pennsylvania...................   206
    Rhode Island...................    48
    Vermont........................     2
    Virginia.......................   130
    West Virginia..................     6

     The Company believes that significant opportunities exist to increase its presence in many existing markets, as well as to enter new geographic areas. The Company intends to build on its existing base of stores in the Northeast and Mid-Atlantic. The Company also intends to expand its base by entering fast-growing markets in contiguous states through acquisition opportunities as well as new store openings, through both self-development and landlord-built projects.

     During 1996, the Company opened 98 new stores, including 23 relocations. During 1997, the Company expects to open approximately 150 new stores, including approximately 50 relocations. This planned expansion would contribute an additional 5% in square footage, as most new stores will be approximately 10,000 square feet in size. Many new stores have drive-through pharmacies. Sites are selected based on convenience, with an emphasis on free-standing locations.

     The addition of new stores has played, and will continue to play, a major role in the Company's continued growth. As new stores have been opened, the Company has maintained its objective of securing strong positions in each market that its stores serve. This provides the Company several important advantages, including an ability to save on advertising and distribution costs. It is also an important consideration for managed care providers, who want to provide their members with convenient access to pharmacy services.

     The Company's efforts to open new stores are complemented by an active store relocation and renovation program that is aimed at making CVS' store base as productive as possible. The Company aggressively pursues opportunities to relocate select strip center stores to freestanding locations. Plans for 1997 include approximately 50 relocations. Freestanding locations require properties of approximately 1 1/4 acres to support parking for 40-60 cars. Site selection is also an important aspect of the Company's relocation program. As stores are relocated to free-standing or more convenient locations, the Company has often been able to achieve a 20-25% increase in sales.

     If the proposed merger with Revco is completed, the transaction is expected to create the nation's largest chain drugstore company based on store count, with approximately 4,000 locations in 24 states and the District of Columbia. The combination will bring the combined company into high-growth, contiguous markets in the Northeast, Mid-Atlantic, Southeast and Midwest regions; and the combined enterprise is expected to rank second in annual retail drugstore revenues in 1997.

     The following table sets forth, for the periods indicated below, certain information concerning CVS store growth:

                                                                  FISCAL YEAR ENDING DECEMBER 31,
                                                                  -------------------------------
                                                                  1994        1995          1996
                                                                  ----        ----          ----
Stores open, beginning of period..............................    1,284       1,328         1,366
Stores added..................................................       63          73            75
Stores closed.................................................       19          35            33
Stores open, end of period....................................    1,328       1,366         1,408

  Pharmacy Sales and Managed Care

     In 1996, pharmacy sales increased 18.4% to $2.4 billion, representing 43.9% of total sales for the year. Pharmacy sales in 1995 and 1994 were $2.0 billion and $1.7 billion, representing 42.0% and 40.4% of total sales for such years. CVS pharmacies fill an average of about 1,200 prescriptions per store per week, which is significantly higher than the average community pharmacy. Growth in pharmacy sales is primarily driven by (i) the Company's ability to succeed in the rapidly-growing managed care arena, (ii) the purchase of prescription files from independent pharmacies and (iii) favorable trends, including an aging American population, greater demand for retail formats that provide easy access and convenience, the continued discovery and development of new drug therapies and a need for cost-effective healthcare solutions.

     During fiscal 1996, 81.8% of pharmacy sales were attributable to payments by third party providers under prescription drug plans, as compared to 76.1% in 1995 and 69.1% in 1994. The shift toward payment for prescriptions by third party providers is likely to continue, as consumers move from fee-for-service indemnity plans to managed care plans with preferred providers. In a typical third party payment plan, the Company has a contract with a third party payor, such as an insurance company, a prescription benefit management company, a governmental agency, a private employer, a health maintenance organization or other managed care provider, which agrees to pay for all or a portion of a customer's eligible prescription purchases in exchange for reduced prescription rates. Although third party payment plans provide a high volume of prescription drug sales, such sales typically generate lower gross margins than other prescription drug sales due to the cost containment efforts of these large third party payors and the increasing competition among pharmacies for this business.

     CVS' experience in providing solutions to managed care providers, and its existing store base which affords easy access and convenience to consumers, are factors that should contribute to the Company's continued ability to attract and maintain third party business. In addition, the Company's RX2000 pharmacy computer system facilitates the management of third party healthcare plans and enables CVS to provide managed care providers with a level of information unmatched by competitors. By analyzing this data, CVS and its managed care partners are able to evaluate treatment outcomes with an eye toward improving care and containing costs. The Company's emphasis on customer service extends from the expert advice and service that individual customers receive from CVS pharmacists into the managed care portion of the Company's business, where Managed Care Service Teams are responsible for insuring the high level of service that CVS' managed care partners receive. During 1996, the top 5 providers accounted for approximately 41% of pharmacy sales. Any significant loss of third party provider business could have a material adverse affect on the Company's business and results of operations.

     The Company's pharmacy business also continues to benefit from an "independent file buy" program, in which CVS purchases prescription files from one or more independent pharmacies. During 1996, CVS purchased 114 prescription files, containing an average weekly prescription count of approximately 400, from independent pharmacies, and the Company plans to purchase a similar number of prescription files during 1997. The Company believes that independent file buys are productive investments. In many cases, the independent pharmacist will move to CVS, thereby providing continuity in the pharmacist-patient relationship.

  Pharmacare

     CVS is committed to being part of an integrated healthcare approach that brings together industry participants such as physicians, pharmaceutical companies, managed care providers and pharmacies in order to provide patients with the best possible care at the lowest cost. The Company's efforts to date have primarily concentrated on two main areas: (i) the operation and expansion of Pharmacare, the Company's prescription benefit management subsidiary and (ii) the creation of strategic alliances with healthcare partners.

     Pharmacare, founded in 1994, provides managed care providers a full range of prescription benefit management services including plan design and administration, formulary management, claims processing and generic substitution, with a focus on providing integrated solutions to the delivery of healthcare. In the two and a half years since it was established, Pharmacare has grown considerably and, at the end of 1996, managed healthcare services for more than one million people through a preferred national pharmacy network of approximately 37,500 pharmacies.

     One of the features that sets Pharmacare apart from other prescription benefit management providers is its proprietary Clinical Information Management System ("CIMS"). CIMS enables CVS pharmacists to work more efficiently with physicians by facilitating communication and information-sharing, with the objective of improving patient care and reducing costs. More than 10,000 physicians are currently using CIMS. In addition, Pharmacare plays an increasing role in healthcare management through integrated partnerships with several large managed care providers.

     CVS is also pursuing strategic alliances with healthcare partners to develop products and services that will create new opportunities for revenue and profit growth. In December 1995, CVS announced its first such alliance, a joint venture with Pfizer Health Solutions, Inc., a subsidiary of Pfizer, Inc., called HealthCare Market Research ("HCMR"). This partnership, will draw upon Pfizer's expertise in research and disease management and the wealth of information residing in CVS' pharmacy data warehouse. HCMR plans to develop information-based products to help managed care organizations and employers achieve better health outcomes and cost efficiencies. One goal is to provide clients with economic comparisons of various pharmaceutical care programs to help them select care management strategies for particular patients and disease types, with the objective of improving treatment and managing costs.

  Information Systems

     CVS has made significant investments in information systems to enable the Company to deliver an exceptional level of customer service, while lowering costs and increasing operating efficiency. The Company's client-server based system permits rapid and flexible system development to meet changing business needs, enabling the integration of CVS systems with those of other healthcare providers, including many of the Company's managed care customers. With a scaleable technical architecture, CVS can efficiently expand its network and add stores.

     In the Company's pharmacy business, the RX2000 computer system enables CVS pharmacists to manage their prescription filling duties more efficiently, giving them more time to spend with customers. The RX2000 system facilitates the management of third party healthcare plans and provides a warehouse of pharmacy data that can be analyzed by both CVS and its managed care customers for a variety of healthcare-and business-related applications. In addition, the Company is currently implementing an Interactive Voice Response system that enables customers to place refill orders by telephone.

     In the front store business, the Company has developed an advanced "Retail Data Warehouse" that enables a quick analysis of point-of-sale ("POS") data on a store-by-store basis to develop targeted marketing and merchandising strategies. The Company has also implemented a "Field Management System" that uses POS data to identify areas to improve operational execution on a store-by-store basis. In addition, the Company is in the process of a major supply chain initiative to reengineer its entire warehouse and merchandising network, which is intended to enable the more efficient and effective control of merchandise flow to CVS stores.

  Customer Service

     CVS strives to provide the highest levels of service to its customers and partners. As a result, the Company devotes considerable time and attention to people, systems and high service standards. The Company places an emphasis on attracting friendly and helpful associates to work both in CVS stores and throughout the CVS organization. The Company continuously provides training and educational programs, and invests in the tools associates need to do their jobs effectively. The Company measures results continuously, to identify and correct any problems quickly. Each CVS store receives a formal customer service evaluation twice per year, based on a mystery shopper program, customer letters and calls, and market research. In addition, feedback received through customer letters and calls is provided on a more informal basis every month. CVS' priority on customer service extends into the managed care portion of its business as well. In every market, a Managed Care Service Team is responsible for insuring that managed care partners are receiving high levels of service. These teams have the ability to bring in additional corporate support as necessary to meet our partners' needs. CVS pharmacists consistently rank at the top of the industry on measurements of trust, relationship-building and accessibility. This high level of service and expertise has played a key role in enabling growth in pharmacy operations year after year.

  Regulation

     The Company's pharmacies and pharmacists are required to be licensed by the appropriate state boards of pharmacy. The Company's pharmacies and its distribution centers are also registered with the Federal Drug Enforcement Agency. By virtue of these licensing and registration requirements, the Company is required to comply with various statutes, rules and regulations, a violation of which could result in a suspension or revocation of such licenses or registrations. Under the Omnibus Budget Reconciliation Act of 1990, the Company's pharmacists are required to offer counseling, without charge, to customers covered by Medicare about medication, dosage, delivery system, potential side effects, and other information deemed significant by such pharmacists. The Company's pharmacists in fact routinely offer such counseling to consumers.

  Competition

     The retail drugstore business is highly competitive. The Company believes that it competes principally on the basis of: (i) store location and convenience, (ii) customer service and satisfaction, (iii) product selection and variety and (iv) price. The Company experiences active competition not only from independent and other chain drugstores, but also from health maintenance organizations, hospitals, mail order organizations, supermarkets, discount drugstores and discount general merchandisers. Among major drug chains, some competitors have greater financial resources than the Company and have used such resources, in some instances, to improve their competitive position through modernized store systems, aggressive remodeling, new store openings and acquisitions. The deep discount drug segment has experienced significant growth over the past several years as drug chains, food, discount and specialty retailers have entered the business. Major retail companies now operate deep discount drugstores in the most competitive retailing markets. "Combo" stores, which consist of grocery, drugstore and several other operations under the same roof, have also experienced significant growth over the past several years as consumers have become more attracted to one-stop shopping. Retail mass merchandisers with prescription departments have also grown in popularity. The Company believes, based on publicly available information, that, as of December 31, 1996, it ranked 5th on a store-count basis and 6th on an annual sales-volume basis among chain drugstores.

ITEM 2.  DESCRIPTION OF PROPERTY

     Most CVS stores are occupied pursuant to long term leases that vary as to rental amounts and payments, expiration dates, renewal options and other rental provisions. The Company does not deem any individual store lease to be significant in relation to its overall business. For information as to the amount of the Company's rental obligations for retail store leases, see Note 12 of Notes to Consolidated Financial Statements.

     The Company owns its corporate headquarters located in Woonsocket, Rhode Island, which contains approximately 272,000 square feet. The Company also owns and operates four distribution centers, located in

Woonsocket, Rhode Island, North Smithfield, Rhode Island, Lumberton, New Jersey and Fredericksburg Virginia, which contain an aggregate of approximately 2,445,000 square feet. In addition, the Company owns a store support building located in Woonsocket, Rhode Island which contains approximately 114,000 square feet, and an office building located in Woonsocket, Rhode Island which contains approximately 33,000 square feet. The Company also leases approximately 41,000 square feet in an office building in Lincoln, Rhode Island and three "satellite" store support buildings which contain an aggregate of approximately 120,000 square feet.

     In addition, in connection with certain dispositions completed between 1991 and 1996, CVS continues to guaranty the lease obligations for approximately 2,600 former stores. The Company is indemnified for these obligations by the respective purchasers. See Note 13 of Notes to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time the Company and its subsidiaries are involved in the assertion of claims and in litigation incidental to the normal course of business. In the opinion of management, no existing claims or litigation will have a material adverse effect on the consolidated financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 19, 1996, at a special meeting of the stockholders of Melville Corporation, the Melville stockholders approved a proposal (the "Proposal") to incorporate a new holding company in Delaware resulting in Melville stockholders owning shares of such new Delaware holding company named "CVS Corporation" and, in connection therewith, to effect the amendments to the holding company's charter and bylaws, all as more fully described in the Proxy Statement of the predecessor corporation, Melville Corporation, on Schedule 14A dated October 7, 1996 filed with the Securities Exchange Commission. The Proposal was approved by a vote of 85,999,993 shares in favor of the Proposal, 1,163,842 shares opposed to the Proposal (none of which were broker non-votes deemed to be votes against the Proposal) and 302,969 shares abstaining from voting.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is included as an unnumbered item in Part I of this Report.



                                                                           DATE       DATE FIRST
                                                                         APPOINTED    APPOINTED
                                                                          PRESENT     OF OFFICER
NAME/OFFICE                                                      AGE      OFFICE       COMPANY
-----------                                                      ---     ---------    ---------
Charles C. Conaway.............................................  36       07/10/96     07/10/96
  Chief Financial Officer and Executive Vice President
Stanley P. Goldstein...........................................  62       01/01/87     04/13/71
  Chairman of the Board and Chief Executive Officer
Aldwin Jolly...................................................  57       10/09/96     10/09/96
  Vice President
Larry J. Merlo.................................................  41       10/09/96     10/09/96
  Vice President
Daniel C. Nelson...............................................  47       10/09/96     10/09/96
  Vice President
Thomas M. Ryan.................................................  44       10/09/96     01/01/94
  Vice Chairman and Chief Operating Officer
Larry Solberg..................................................  49       10/09/96     10/09/96
  Vice President

     In each case the term of office extends to the date of the board of directors meeting following the next annual meeting of shareholders of the Company. In addition to the office(s) which they hold in the Company as shown above, each of the individuals listed (with the exception of Mr. Goldstein) holds various offices in certain CVS subsidiaries. Previous positions and responsibilities held by each of the above officers with the

Company and for each of the above officers who have not held the same office(s) with the same responsibilities for more than the past five years, are indicated below:

     Charles C. Conaway, Executive Vice President and Chief Financial Officer of CVS since July 1996; Executive Vice President and Chief Financial Officer of CVS Pharmacy, Inc. since February 1995; from September 1992 to February 1995, Senior Vice President -- Pharmacy of the CVS Pharmacy, Inc.; from August 1989 to September 1992, Executive Vice President, Chief Operating Officer and a director of Reliable Drug Stores, Inc.; director of Linens 'n Things, Inc.

     Stanley P. Goldstein, Chairman of the Board and Chief Executive Officer of CVS since January 1987; director of NYNEX Corporation, Linens 'n Things, Inc. and Footstar.

     Aldwin Jolly, Vice President of CVS since October 1996; Senior Vice President -- Human Resources of CVS Pharmacy, Inc. since April 1992; from September 1986 to April 1992, President of Corporate Investments, International.

     Larry J. Merlo, Vice President of CVS since October 1996; Senior Vice President -- Stores of CVS Pharmacy, Inc. since January 1994; from March 1993 to December 1993, Area Vice President of CVS Pharmacy, Inc.; from March 1991 to March 1993, Area Vice President of Peoples Drug Stores, Inc.

     Daniel C. Nelson, Vice President of CVS since October 1996; Executive Vice President -- Marketing of CVS Pharmacy, Inc. since September 1993; from June 1990 to September 1993, Senior Vice President of Dominicks Finer Foods, Inc.

     Thomas M. Ryan, Vice Chairman and Chief Operating Officer of CVS since October 1996; President and Chief Executive Officer of CVS Pharmacy, Inc. since January 1994; from January 1990 to January 1994, Executive Vice
President -- Stores of CVS Pharmacy, Inc.; director of Citizens Bank.

     Larry Solberg, Vice President of CVS since October 1996; Senior Vice President -- Finance and Controller of CVS Pharmacy, Inc. since March 1996; Vice President and Controller of CVS Pharmacy, Inc. from October 1994 to March 1996; from September 1993 to October 1994, Senior Vice President of PIMMS Corp.; prior to September 1993, various offices with National Car Rental Corp., most recently as Executive Vice President and Chief Financial Officer.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The number of holders of the Company's Common Stock, based upon the number of record holders, was approximately 5,700 as of December 31, 1996. The Company's Common Stock is listed on the New York Stock Exchange ("NYSE"), under the ticker symbol "CVS." The following table sets forth, for the calendar quarters indicated, the reported high and low sale prices of CVS Common Stock as reported on the NYSE Composite Transaction Tape, based on published financial sources, and the cash dividends declared on the CVS Common Stock.

                                                                                     CASH
                                                                                   DIVIDENDS
                                                                 HIGH      LOW     DECLARED
                                                                 ---       ---     ---------
    1995
    First Quarter..............................................  $37 1/2   $30 5/8   $0.38
    Second Quarter.............................................  $39 7/8   $33 5/8   $0.38
    Third Quarter..............................................  $37 1/4   $32 3/4   $0.38
    Fourth Quarter.............................................  $37 1/8   $28 5/8   $0.38
    1996
    First Quarter..............................................  $36 3/8   $27 1/4   $0.11
    Second Quarter.............................................  $44 1/2   $35 1/4   $0.11
    Third Quarter(1)                                             $46       $36 5/8   $0.11
    Fourth Quarter.............................................  $44 3/4   $36 3/8   $0.11

---------------
(1) On October 12, 1996, CVS completed the distribution of 100% of the common stock of Footstar to CVS' stockholders. The CVS stock prices shown in the table are actual CVS trading prices and do not reflect any adjustments for the when-issued price of Footstar prior to October 16, 1996 (the date on which Footstar common stock commenced trading regular way on the NYSE).

UNREGISTERED SALES OF SECURITIES

     The Company did not sell any equity securities during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this item is included in the Company's Annual Report to Shareholders for the year ended December 31, 1996 on page 53 and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is included in the Company's Annual Report to Shareholders for the year ended December 31, 1996 on pages 28 through 33 and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is included in the Company's Annual Report to Shareholders for the year ended December 31, 1996 on pages 34 through 52, and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During the Company's two most recent fiscal years and subsequent interim period, no event occurred which would require disclosure under this item.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Executive Officers -- See "Executive Officers of the Registrant" appearing in Part I above.

     (b) Directors -- The following individuals currently serve as directors of
                      CVS. Mr. Jordan and Mr. Rosenthal are current directors who are not standing for re-election at the next meeting of stockholders of CVS. Each individual's age is indicated in parentheses alongside such individual's name.

     Allan J. Bloostein, (67), a director since 1989, is the President of Allan
J. Bloostein Associates, a consulting firm; retired Vice Chairman and director of May Department Stores; director of Taubman Centers Inc.; trustee or director of various Smith Barney investment portfolios.

     W. Don Cornwell, (49), a director since 1994, is the Chairman of the Board and Chief Executive Officer of Granite Broadcasting Corporation, a group broadcasting company.

     Thomas P. Gerrity, (55), a director since 1995, is the Dean of The Wharton School of the University of Pennsylvania; director of Digital Equipment Corporation, the Federal National Mortgage Association, Reliance Group Holdings, Inc., Sun Company, Inc. and Union Carbide Corporation; trustee of the MAS Funds.

     Stanley P. Goldstein, (62), a director since 1984, has been Chairman of the Board and Chief Executive Officer since January 1987; director of NYNEX Corporation, Linens 'n Things, Inc. and Footstar.

     Michael H. Jordan, (60), a director since 1984, is the Chairman of the Board and Chief Executive Officer of Westinghouse Electric Corporation; from August 1992 to June 1993, Principal of Clayton, Dubilier & Rice, Inc., a private investment firm; prior to August, 1992, Chairman and Chief Executive Officer of PepsiCo International Food and Beverages; director of Aetna Life & Casualty Company, Dell Computer Corporation, Nukote, Inc. and Rhone-Poulenc Rorer Inc.

     William H. Joyce, (61), a director since 1994, is the Chairman of the Board and Chief Executive Officer of Union Carbide Corporation, a leading producer of chemicals and polymers; from January 1993 to January 1996, President, Chief Operating Officer and director of Union Carbide Corporation; from December 1991 to January 1993, Executive Vice President of Union Carbide Corporation; director of Reynolds Metals Company.

     Terry R. Lautenbach, (58), a director since 1991, is a retired Senior Vice President of IBM Corporation, a multinational advanced information technology company; director of Air Products and Chemicals Inc., Varian Associates, Inc. and Footstar; trustee of Loomis-Sayles Mutual Funds.

     Terrence Murray, (57), a director since 1996, is the Chairman, President and Chief Executive Officer of Fleet Financial Group; director of A.T. Cross Company and Allmerica Financial Corporation.

     Harvey Rosenthal, (54), a director since 1994; prior to October 1996, President and Chief Operating Officer of Melville Corporation; prior to January, 1994, Vice President of CVS and President and Chief Executive Officer of CVS Pharmacy, Inc.

     Thomas M. Ryan, (44), a director since 1996; Vice Chairman and Chief Operating Officer of CVS since October 1996; President and Chief Executive Officer of CVS Pharmacy, Inc. since January 1994; from January 1990 to January 1994, Executive Vice President Stores of CVS Pharmacy, Inc.; director of Citizen's Bank.

     Ivan G. Seidenberg, (50), a director since 1993, is the Chairman of the Board and Chief Executive Officer of NYNEX Corporation, a worldwide communications company; from January 1995 to April 1995, President, Chief Executive Officer and director of NYNEX Corporation; from February 1994 to January 1995, President, Chief Operating Officer and Vice Chairman of NYNEX Corporation; from April 1991 to

February 1994, Vice Chairman, Telecommunications Group, NYNEX Corporation; director of American Home Products Corporation, Viacom Inc. and Allied Signal Inc.

     Patricia Carry Stewart, (68), a director since 1989, is a retired Vice President of The Edna McConnell Clark Foundation, a charitable foundation; director of Bankers Trust New York Corporation.

     M. Cabell Woodward, Jr., (68), a director since 1982, is a retired Vice Chairman, Chief Financial Officer and director of ITT Corporation, a diversified multinational corporation; director of The Black & Decker Corporation and Footstar; trustee of a management investment company sponsored by PaineWebber.

ITEM 11.  EXECUTIVE COMPENSATION

  Summary Compensation Table

     The following table summarizes all compensation awarded to, earned by or paid to the five named executive officers for all services rendered to CVS and its subsidiaries for the periods indicated.

                                                                          LONG TERM COMPENSATION
                                                                  --------------------------------------
                                                                             AWARDS              PAYOUTS
                                                                  ----------------------------   -------       ALL
                                          ANNUAL COMPENSATION      RESTRICTED     SECURITIES      LTIP        OTHER
                                        -----------------------   STOCK AWARDS    UNDERLYING     PAYOUTS   COMPENSATION
   NAME AND PRINCIPAL POSITION     YEAR SALARY($)   BONUS($)(1)    ($)(2)(3)     OPTIONS(#)(2)   ($)(4)       ($)(5)
---------------------------------  ---------------  -----------   ------------   -------------   -------   ------------
Stanley P. Goldstein.............   1996 1,050,000   1,000,000            --             --          --       20,040
  Chairman of the Board,            1995 1,050,000          --            --        519,690          --        3,750
  Chief Executive Officer and       1994 1,050,000     491,400       240,863             --      109,549       4,350
  Director of CVS
Thomas M. Ryan...................   1996   587,599   2,558,000       300,000        346,460          --        9,167
  Vice Chairman, Chief              1995   525,000     862,000       870,000         86,615          --       10,580
  Operating Officer and             1994   450,000     230,000       145,515         11,549          --        7,914
  Director of CVS; President and
  Chief Executive Officer of CVS
  Pharmacy, Inc.
Charles C. Conaway...............   1996   387,500   2,037,000       230,000        230,974          --        9,167
  Executive Vice President and
  Chief Financial Officer of CVS;
  Executive Vice President and
  Chief Financial Officer of CVS
  Pharmacy, Inc.
Daniel C. Nelson                    1996   337,575     537,000       230,000        230,974          --        8,375
  Vice President of CVS;
  Executive Vice
  President -- Marketing of CVS
  Pharmacy, Inc.
Larry J. Merlo...................   1996   266,250     358,000       153,000         86,615          --        9,000
  Vice President of CVS; Senior
    Vice President -- Stores of
    CVS Pharmacy, Inc.

---------------
(1) Includes a deferred bonus in the amount of $1,500,000 payable to each of Messrs. Ryan and Conaway in 1999 in recognition of their work in successfully implementing CVS' restructuring.

(2) Options outstanding have been adjusted to account for the spin-off of Footstar on October 12, 1996. Options granted in 1996 become exercisable as follows: one-half of the grant becomes exercisable in three annual installments beginning on the second anniversary of the grant date and the remaining one-half of the grant becomes exercisable after seven years of continued future employment, subject to accelerated vesting of 50% if the trading value of CVS Common Stock reaches $43.2950 and the other 50% if the trading value reaches $47.6245.

(3) Restricted stock granted in 1996 is forfeitable if the recipient ceases to be employed by CVS during the three-year restriction period, subject to accelerated vesting in certain events. All restricted stock disclosed in this table and currently outstanding reflect awards of either (i) performance-based restricted stock which is contingent upon meeting one year performance objectives and subject to a three-year holding period from the date of grant or (ii) restricted stock that vests over either a three or four year period based on continuing employment. Based on the number of shares of restricted stock earned at the end of a period, dividends are paid at the same rate as paid to all shareholders from the date of the award. On December 31, 1996, Mr. Goldstein had a right to receive, in the aggregate, 9,177 restricted shares having a market value on December 31, 1996 of $378,551. Mr. Ryan had a right to receive, in the aggregate, 33,044 restricted shares having a market value on December 31, 1996 of $1,363,065. Mr. Conaway had a right to receive, in the aggregate, 17,960 restricted shares having a market value on December 31, 1996 of $740,850. Mr. Nelson had a right to receive, in the aggregate, 18,545 restricted shares having a market value on December 31, 1996 of $764,981. Mr. Merlo had a right to receive, in the aggregate, 6,419 restricted shares having a market value on December 31, 1996 of $264,784.

(4) Represents performance shares granted for the 1992-1994 performance cycle based on the market value on December 31, 1994 of $30.31. These units were earned at the end of the performance cycle based on pre-established financial performance objectives with respect to earnings per share, growth and return on equity.

(5) For 1996, includes $3,000, $6,167, $6,167, $5,375 and $6,000 contributed under CVS' 401(k) Profit Sharing Plan for Mr. Goldstein, Mr. Ryan, Mr. Conaway, Mr. Nelson and Mr. Merlo, respectively; 56.127 ESOP shares based on an assumed market value of $53.45 per share (total value of $3,000) contributed under the CVS ESOP for each of the named executives; and $14,040 paid as premiums on life insurance on behalf of Mr. Goldstein.

  Option Grants in Fiscal Year Ending December 31, 1996

     The following table summarizes activity relating to stock options awarded to the named executive officers in the last fiscal year.

                                       NO. OF         PERCENTAGE OF
                                     SECURITIES       TOTAL OPTIONS
                                     UNDERLYING        GRANTED TO                             GRANT DATE
                                   OPTIONS GRANTED    EMPLOYEES IN     EXERCISE   EXPIRATION   PRESENT
              NAME                     (#)(1)        FISCAL YEAR(2)     PRICE       DATE       VALUE(3)
---------------------------------  ---------------   ---------------   --------   ---------   ----------
Stanley P. Goldstein.............            0             0.00%            N/A         N/A          N/A
Thomas M. Ryan...................      346,460            31.25%       $33.4445   5/14/2006   $3,073,100
Charles C. Conaway...............      230,974            20.83%       $33.4445   5/14/2006   $2,048,739
Daniel C. Nelson.................      230,974            20.83%       $33.4445   5/14/2006   $2,048,739
Larry J. Merlo...................       86,615             7.81%       $33.4445   5/14/2006   $  768,275

---------------

(1) The number of shares granted and the exercise price per share has been adjusted to account for the spin-off of Footstar on October 12, 1996. These options become exercisable as follows: one-half of the grant becomes exercisable in three annual installments beginning on the second anniversary of the grant date and one-half of the grant becomes exercisable after seven years of continued future employment, subject to accelerated vesting of 50% if the trading value of the CVS Common Stock reaches $43.2950 and the other 50% if the trading value reaches $47.6245. The exercise prices are equal to the fair market value of CVS Common Stock on the grant date.

(2) Based on options to purchase 1,108,673 shares granted to all employees during 1996.

(3) The hypothetical present values on the grant date are calculated under the modified Black Scholes Model, which is a mathematical formula used to value options traded on stock exchanges. This formula considers a number of factors in hypothesizing an option's present value. Factors used to value options granted which expire 5/14/2006 include the stock's expected volatility rate (20.7%), risk free rate of return (6.58%), projected dividend yield (1.1%), projected time of exercise (7 years) and projected risk of forfeiture rate for vesting period (5% per annum). There is no assurance that the hypothetical present value of the stock options reflected in this table will be realized.

  Aggregated Option Exercises in Fiscal Year Ending December 31, 1996 and Year-end Option Values

     The following table summarizes stock option exercise activity for the named executive officers during the last fiscal year and the fiscal year-end values of unexercised options.

                                                                    NUMBER OF
                                                              SECURITIES UNDERLYING
                                                               UNEXERCISED OPTIONS      VALUE OF UNEXERCISED
                                                                    AT FISCAL           IN-THE-MONEY OPTIONS
                                                                 YEAR-END(#)(1)       AT FISCAL YEAR-END($)(2)
                                      SHARES                  ---------------------   ------------------------
                                     ACQUIRED       VALUE         EXERCISABLE/              EXERCISABLE/
NAME                              ON EXERCISE(#)   REALIZED       UNEXERCISABLE            UNEXERCISABLE
----                              --------------   --------   ---------------------   ------------------------
Stanley P. Goldstein............      30,000       $465,569      487,353/346,460         $3,157,567/$3,079,301
Thomas M. Ryan..................       3,000       $ 40,691      155,444/317,589         $1,124,312/$2,541,442
Charles C. Conaway..............           0       $   0.00       81,995/196,329         $  561,268/$1,557,446
Daniel C. Nelson................           0       $   0.00       86,614/196,329         $  592,005/$1,557,446
Larry J. Merlo..................           0       $   0.00       34,473/ 64,962         $  255,164/$  507,060

---------------
(1) Options outstanding have been adjusted to account for the spin-off of Footstar on October 12, 1996.

(2) The value of unexercised in-the-money options at fiscal year-end assumes a fair market value of CVS Common Stock of $41.25, the average of the high and low sale prices of the CVS Common Stock as reported by the New York Stock Exchange on December 31, 1996. The actual before-tax amount, if any, realized upon the exercise of a stock option will depend upon the market price of the CVS Common Stock at the time the stock option is exercised. There is no assurance that the value of unexercised in-the-money stock options reflected in this table will be realized.

  Income Continuation Policy

     In January 1987, the CVS Board of Directors adopted and in May 1988 amended, the Income Continuation Policy for Select Senior Executives of CVS (the "Income Continuation Policy"), which provides that in the event of a change in control, as defined in the Income Continuation Policy, and subsequent termination of employment by CVS other than for cause, or by the executive with good reason (as defined in the Income Continuation Policy), within 24 months of a change in control, the Chief Executive Officer and other current named executive officers in the Summary Compensation Table will be entitled to receive from CVS a single sum payment equal to three times the sum of annual base pay plus their full normal annual incentive compensation award immediately prior to such termination of employment. In addition, upon such a termination of employment, each covered executive will be entitled to remain a participant in all employee welfare benefit plans maintained by CVS at the time of such termination of employment for a period of 24 months after such termination of employment (or if such participation is not possible under the terms of any such plan, each such executive shall be provided with benefits which are comparable to the coverage provided by such plan). The Income Continuation Policy also provides that in the event of a change in control each covered executive shall be fully vested in all shares previously awarded to the executive under CVS' Omnibus Stock Incentive Plan and any successor plan thereto without regard to any restrictions previously imposed under the terms of such plan and entitled to exercise any stock options on CVS Common Stock (whether or not otherwise exercisable). In addition, upon termination of employment each outstanding option shall remain exercisable until the earlier of six months after such termination, provided such exercise does not violate the terms of the plan under which such option was granted, or the expiration of the option period specified in such plan. The Income Continuation Policy also provides that if payments under such policy or the Supplemental Executive Retirement Plan described below are subject to the "golden parachute" excise tax under Section 4999 of the Code (which deals with certain payments contingent on a change in control), CVS will make an additional payment to the covered executive in respect of such tax.

  Supplemental Executive Retirement Plan

     CVS maintains a Supplemental Executive Retirement Plan for Select Senior Management of CVS (the "Supplemental Retirement Plan"). The Supplemental Retirement Plan is designed to increase the retirement benefits of selected executive employees. In connection with CVS' restructuring during 1996, the Supplemental Retirement Plan was amended to create a new benefit formula (the "New Benefit Formula"). Under the New Benefit Formula, executives selected for participation (including Messrs. Ryan, Conaway, Nelson and Merlo) will receive an annual benefit commencing on the later of age 55 or retirement, equal to 1.6% of a three-year average of final compensation (as defined) for each year of service (including credited years of service under the Supplemental Retirement Plan prior to amendment) up to 30 years, or a maximum benefit of 48% of final compensation, with no offset for any amounts provided by CVS' qualified plans, social security or other retirement benefits. Except in the event of a change in control (as defined in the plan) or as provided in the employment agreements referred to below, no benefits are payable to an eligible executive unless he or she terminates employment after attaining age 55 or after five years of credited service under the plan. The following table shows the approximate amounts of annual retirement income that would be payable under the New Benefit Formula to executives covered by it based on various assumptions as to compensation and years of service, assuming benefits are computed under a straight life annuity formula and retirement after attaining age 55 or with five years of service:

            ESTIMATED ANNUAL RETIREMENT BENEFITS BASED ON SERVICE OF

COMPENSATION     5 YEARS      10 YEARS     15 YEARS     20 YEARS     30 YEARS
------------     --------     --------     --------     --------     --------
 $  600,000      $ 48,000     $ 96,000     $144,000     $192,000     $288,000
    800,000        64,000      128,000      192,000      256,000      384,000
  1,000,000        80,000      160,000      240,000      320,000      480,000
  1,300,000       104,000      208,000      312,000      416,000      624,000
  1,600,000       128,000      256,000      384,000      512,000      768,000
  1,900,000       152,000      304,000      456,000      608,000      912,000

     Final compensation for purposes of the New Benefit Formula is the average of the executive's three highest years of annual salary and bonus out of the last ten years of service. For this purpose, salary and bonus are the amounts shown in the Salary and Bonus column of the Summary Compensation Table. The estimated credited years of benefit service for Messrs. Ryan, Conaway, Nelson and Merlo as of December 31, 1996 were 21, 4, 3 and 18 years, respectively. Enhanced benefits are payable in a lump sum upon termination of employment following a change in control.

     The benefit formula in place prior to amendment of the Supplemental Retirement Plan (the "Prior Benefit Formula") continues to apply to Mr. Goldstein and certain other executives who have terminated employment with a vested benefit. The Prior Benefit Formula provides that executive officers with at least 10 years of credited service will receive upon retirement at or after age 60 an annual benefit equal to 50% of final compensation less any amounts provided by other retirement programs of CVS or programs of other companies (but without deduction for social security). In the case of retirement on or after age 55 but before age 60, a reduced benefit is provided. Except in the event of a change in control (as defined in the plan) or as provided in the employment agreements referred to below, no benefits are payable to an eligible executive who terminates employment prior to age 55 or prior to completing 10 years of credited service.

     Under the Prior Benefit Formula, Mr. Goldstein is currently entitled to retire with an annual benefit of $768,000, computed under a straight life annuity formula. Final compensation for purposes of the Prior Benefit Formula is the executive's final year of salary plus targeted annual incentive bonus for his or her final year. In the event of a change in control, benefits will be payable under the Prior Benefit Formula upon subsequent termination of employment on a lump sum basis.

     Benefits under the New Benefit Formula and the Prior Benefit Formula are generally payable in annual installments for the life of the executive, but joint and survivor forms of payment of equivalent actuarial value may be elected.

  CVS Employment Agreements

     In December 1996, the CVS Board approved that CVS enter into employment agreements (each referred to below as a "CVS Employment Agreement" and collectively as the "CVS Employment Agreements") with Messrs. Ryan, Conaway, Nelson, Merlo and one other executive officer relating to their employment with CVS. CVS has entered into a CVS Employment Agreement with certain of these officers and expects that the remaining unexecuted employment agreements will be entered into within a reasonable period after the date of this Annual Report on Form 10-K. The CVS Employment Agreements supersede the Income Continuation Policy (referred to above) as it relates to such executives.

     The period of employment under the CVS Employment Agreements extends initially for three years, subject to automatic one-year extensions at the end of the initial term unless either party gives notice of non-renewal at least 180 days prior to expiration of the term. The CVS Employment Agreements generally provide for payment of an annual base salary, subject to review for increase at the discretion of the Compensation Committee. Base salaries are currently $725,000, $500,000, $450,000 and $350,000 for Messrs. Ryan, Conaway, Nelson and
Merlo, respectively. The CVS Employment Agreements also generally provide for
(i) continued payment of base salary, target cash bonuses, and other benefits for 36 months in the case of Mr. Ryan and for 24 months in the case of other named executive officers (or a lump sum equal to three times salary plus target bonuses in the case of a change in control) in the event the executive's employment is terminated by CVS without "cause" or voluntarily by the executive due to a "constructive termination without cause"; (ii) non-competition for a period of 18 months subsequent to a voluntary termination of employment if CVS elects to continue paying 50% of the executive's base salary during such period;
(iii) other restrictive covenants including nondisclosure, non-solicitation of employees and availability for litigation support; (iv) participation in certain benefit plans and programs (including life insurance and medical benefits); (v) annual and long term incentive compensation opportunities; and (vi) deferred compensation arrangements. Mr. Ryan's CVS Employment Agreement provides that his target annual incentive opportunity may not be less than 65% of his base salary, and the CVS Employment Agreements for Messrs. Conaway, Nelson and Merlo provide that their target annual incentive opportunities may not be less than 60%, 60% and 50%, respectively, of their base salaries.

     A "change in control" is defined in generally the same manner as under the proposed 1997 Incentive Compensation Plan, as described below. "Constructive termination without cause" is defined generally as demotion, reduction in compensation, unapproved relocation in the case of Mr. Ryan (or, in the case of other named executive officers, following a change in control), material breach of the CVS Employment Agreement by CVS, or, in the case of Mr. Ryan, failure to extend the term of the CVS Employment Agreement to his 60th birthday. "Cause" is defined generally as a breach of the restrictive covenants, felony convictions, or willful gross neglect or gross misconduct resulting in material harm to CVS.

     If payments under the CVS Employment Agreements following a change in control are subject to the "golden parachute" excise tax, CVS will make an additional "gross-up" payment sufficient to ensure that the net after-tax amount retained by the executive (taking into account all taxes, including those on the gross-up payment) is the same as would have been the case had such excise tax not applied. The CVS Employment Agreements obligate CVS to indemnify the executives to the fullest extent permitted by law, including the advancement of expenses, and provide that CVS generally will reimburse an executive for expenses incurred in seeking enforcement of the CVS Employment Agreement if he prevails or, after a change in control, if the executive's assertion of rights is in good faith and not frivolous.

     The CVS Employment Agreement with Mr. Ryan relates to his employment as Vice Chairman and Chief Operating Officer of CVS, President and Chief Executive Officer of CVS Pharmacy Inc., and his agreement to serve as a member of the CVS Board of Directors of CVS. The CVS Employment Agreements with Messrs. Conaway, Nelson and Merlo relate to their employment as executive officers of CVS.

     Pursuant to the terms of his employment agreement with CVS, Mr. Harvey Rosenthal (who is a former officer of CVS whose employment with CVS terminated during 1996 and who is a current director of CVS who is not standing for re-election at the next meeting of stockholders of the Company) will be paid his base salary at the rate in effect on September 30, 1996 (the date of his termination) for a period of two years, plus

$800,000 to be paid in equal monthly installments over the severance period and a lump sum amount of $323,995 which was paid in 1996. All restrictions on restricted stock held by Mr. Rosenthal lapsed as of his date of termination. Mr. Rosenthal's outstanding options will continue to vest during the severance period in accordance with the options' original schedules and will remain exercisable for six years following his termination.

  Compensation of CVS Directors

     Summarized below are each of the components of directors compensation in effect for the fiscal year ended December 31, 1996.

     Annual Retainer and Stock Grant. Each director who is not an employee of CVS receives a retainer of $25,000 per year and a fee of $1,000 for each CVS Board or committee meeting that he or she attends. In addition, each director who is not an employee of CVS receives an annual retainer of $2,500 for each committee he or she chairs. One-half of the annual retainer is paid in CVS Common Stock. At a director's election, all retainers and meeting fees may be paid in CVS Common Stock. In accordance with the 1996 Directors Stock Plan, each non-employee director receives an annual grant of 347 shares of CVS Common Stock, subject to proration for any partial year of service. Receipt of shares may be electively deferred.

     As of December 31, 1996, CVS' directors had deferred receipt of shares of CVS Common Stock as follows: Mr. Bloostein, 3,558 shares; Mr. Cornwell, 1,026 shares; Mr. Gerrity, 183 shares; Mr. Jordan, 2,523 shares; Mr. Joyce, 1,393 shares, Mr. Lautenbach, 1,911 shares; Mr. Seidenberg, 1,185 shares; Ms. Stewart, 3,711 shares; and Mr. Woodward, 5,573 shares.

     Directors Retirement Plan. The CVS Board of Directors determined to cease further accruals under the Directors Retirement Plan and to permit each director who is entitled to a benefit under the Directors Retirement Plan to elect to receive the present value of such benefit in the form of shares of CVS Common Stock. Each of CVS' entitled directors elected to do so.

     Directors and Officers Liability Insurance. CVS has purchased directors and officers liability insurance with a limit of $100,000,000 and pension trust liability insurance with a limit of $50,000,000. This insurance was purchased in layers from National Union Fire Insurance Company of Pittsburgh, Pennsylvania; Federal Insurance Company of Warren, New Jersey; Royal Indemnity Company of Charlotte, North Carolina; Columbia Casualty Insurance Company of Chicago, Illinois; St. Paul Surplus Lines Company of St. Paul, Minnesota; and Reliance Insurance Company of Philadelphia, Pennsylvania. The pension trust liability insurance covers actions of directors and officers as well as other employees with fiduciary responsibilities under ERISA. All of the insurance policies expire on June 30, 1997. The aggregate premium for these insurance policies is $791,445 for the directors and officers liability coverage and $110,753 for the pension trust liability coverage. It is expected that the above liability insurance coverage will be renewed or replaced upon expiration of the above policies.

  Compensation Committee Interlocks and Insider Participation

     Mr. Ivan Seidenberg, the President and Chief Executive Officer of NYNEX, who is one of the directors standing for re-election, serves on CVS' Compensation Committee. Mr. Stanley Goldstein, the Chairman and Chief Executive Officer of CVS, serves on the Board of Directors of NYNEX but does not serve on NYNEX's Compensation Committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Share Ownership Information of Current CVS Directors and Named Executive Officers

     Share ownership information for current directors and executive officers named in the Summary Compensation Table on page 12 hereof is set forth below. Mr. Jordan and Mr. Rosenthal are current directors who are not standing for re-election at the next meeting of stockholders of CVS.

                                                               OWNERSHIP OF CVS COMMON STOCK(1)
                                                               ---------------------------------
NAME                                                            NUMBER                   PERCENT
----                                                            ------                   -------
Allan J. Bloostein...........................................     10,087(2)(5)               *
Charles Conaway..............................................    111,504(2)(3)(4)            *
W. Don Cornwell..............................................      3,565(2)(5)               *
Thomas P. Gerrity............................................      4,001(2)(5)               *
Stanley P. Goldstein.........................................    838,483(2)(3)(4)(6)         *
Michael H. Jordan............................................     10,382(2)(5)               *
William H. Joyce.............................................      4,465(2)(5)               *
Terry R. Lautenbach..........................................      8,730(2)(5)               *
Larry J. Merlo...............................................     40,892(2)(3)(4)            *
Terrence Murray..............................................      1,309(6)                  *
Daniel C. Nelson.............................................    119,278(2)(3)(4)            *
Harvey Rosenthal.............................................    432,640(2)(4)(5)            *
Thomas M. Ryan...............................................    221,863(2)(3)(4)            *
Ivan G. Seidenberg...........................................      4,620(2)(5)               *
Patricia Carry Stewart.......................................      9,740(2)(5)               *
M. Cabell Woodward, Jr.......................................     13,240(2)(5)               *
All directors and executive officers as a group
  (18 persons)...............................................  1,885,422(2)(3)(4)(6)       1.7%

---------------
  * Less than 1%.

(1) Unless otherwise indicated, ownership means sole voting and investment power. The number of shares and other information indicated in this table are as of February 17, 1997.

(2) The following shares of CVS Common Stock included above for the indicated persons and group are not presently owned, but are subject to options which were outstanding on February 17, 1997 and were exercisable within 60 days thereafter: Mr. Goldstein, 660,583; each of Messrs. Bloostein, Jordan, Woodward and Ms. Stewart, 9,240; Mr. Lautenbach, 6,930; Mr. Gerrity, 2,310; Mr. Seidenberg, 4,620; Messrs. Joyce and Cornwell, 3,465; Mr. Rosenthal 411,517; Mr. Ryan, 184,316; Mr. Conaway, 93,544; Mr. Nelson, 98,163; Mr.
    Merlo, 34,473; directors and executive officers as a group, 1,588,274.

(3) The following shares of CVS Common Stock included above for the indicated persons and group were granted under CVS' Omnibus Stock Incentive Plan and, although no longer subject to performance standards since the one year performance period for these awards has expired, are subject to certain restrictions as to continued employment and transfer of such shares as provided in the plan: Mr. Goldstein, 9,177; Mr. Ryan, 33,044; Mr. Conaway, 17,960; Mr. Nelson, 18,545; Mr. Merlo, 6,419; executive officers as a group, 87,840.

(4) The CVS ESOP, established in 1989, held as of February 17, 1997, 5,526,677 shares of CVS ESOP Preference Stock. The Bank of New York, the trustee of the CVS ESOP, will vote shares held by the CVS ESOP in proportion to instructions received from plan participants. As of December 31, 1996 the last date on which an allocation was made, Mr. Goldstein has been allocated
    776.619 shares; Mr. Ryan has been allocated 750.062 shares; Mr. Conaway has been allocated 203.498 shares; Mr. Nelson has been allocated 147.150 shares; Mr. Merlo has been allocated 462.799 shares; Mr. Rosenthal has been allocated 720.492 shares; and all executive officers as a group have been allocated 3,595.170 shares. These amounts have not been included in the above table.

(5) The receipt of the following shares of Common Stock received as director compensation has been deferred pursuant to the 1996 Directors Stock Plan:
    Mr. Bloostein, 3,558 shares; Mr. Cornwell, 1,026 shares; Mr. Gerrity, 183 shares; Mr. Jordan, 2,523 shares; Mr. Joyce, 1,393 shares; Mr. Lautenbach,

    1,911 shares; Mr. Seidenberg, 1,185 shares; Ms. Stewart, 3,711 shares; and Mr. Woodward, 5,573 shares. These amounts have not been included in the above table.

(6) Of the shares shown opposite Mr. Goldstein's name, 20,000 shares are held by Mr. Goldstein's wife. Mr. Goldstein disclaims beneficial ownership of such shares. Of the shares shown opposite Mr. Murray's name, 500 shares are held by a charitable foundation. Mr. Murray disclaims beneficial ownership of such shares.

  Share Ownership Information of Certain Principal Stockholders

     CVS is not aware of any person who owned beneficially more than 5% of the outstanding voting securities of CVS as of February 17, 1997, except as shown in the following table:

                                                                                             PERCENT
           TITLE OF CLASS              NAME AND ADDRESS OF BENEFICIAL OWNER  NO. OF SHARES   OF CLASS
-------------------------------------  ------------------------------------  -------------   --------
Common Stock.........................  FMR Corp.(1)                            15,947,754      14.9%
                                       82 Devonshire Street
                                       Boston, MA 02109

Common Stock.........................  Brinson Partners, Inc.(2)                6,904,354       6.5%
                                       209 S. LaSalle Street,
                                       11th Floor
                                       Chicago, IL 60604-1295
Series One ESOP Convertible
  Preference Stock...................  CVS Corporation and Subsidiaries         5,526,677       100%
                                       Employee Stock Ownership Plan Trust
                                       c/o Bank of New York, as Trustee(3)
                                       48 Wall Street New York, NY 10005

---------------
 * This calculation is based on all outstanding shares of CVS Common Stock and CVS ESOP Preference Stock as of February 17, 1997. The percent of voting securities owned by FMR Corp., Brinson Partners, Inc. and the CVS ESOP are 14.0%, 6.1% and 5.8%, respectively.

(1) FMR Corp. ("FMR") filed a statement with the SEC dated December 12, 1996 on
    Schedule 13G under the Securities Exchange Act of 1934, as the parent holding company in accordance with Rule 13d-1(b)(ii)(G) of such Act, disclosing beneficial ownership of greater than 5% of CVS Common Stock (15,947,754 shares). According to the statement, FMR and/or subsidiaries have sole voting power with respect to 951,613 of such shares and sole dispositive power over all of these shares, and FMR has certified that all of these shares were acquired in the ordinary course of business, and not for the purpose of changing or influencing the control of CVS.

(2) Share ownership information relating to Brinson Partners, Inc. set forth in the table above is based on information contained in a 13(f) Filing Report obtained from CDA/Spectrum as of August 31, 1996.

(3) Each participant in the CVS ESOP instructs the Trustee of the CVS ESOP how to vote his or her shares. As to unallocated shares and shares with respect to which the Trustee receives no timely voting instructions, the Trustee, pursuant to the ESOP Trust Agreement, votes these shares in the same proportion as it votes all of the shares with respect to which it has received timely voting instructions. Currently, each share of CVS ESOP Preference Stock is entitled to approximately 1.2 votes per share on all matters submitted to a vote of the holders of CVS Common Stock, voting together with the holders of CVS Common Stock as a single class.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not Applicable

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     ITEM 14(a) The following documents are filed as part of this Annual Report on Form 10-K.

     ITEM 14(a)(1) AND (2) The consolidated financial statements of CVS Corporation incorporated herein by reference to the Annual Report to Shareholders for the fiscal year ended December 31, 1996 and the related consolidated financial statement schedule are set forth in the Index to Consolidated Financial Statements and Schedule on page 24 hereof. See "Financial Statements and Supplementary Data" at Item 8 to this Annual Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

     ITEM 14(a)(3) Exhibits

     The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

     EXHIBIT                                        DESCRIPTION
     -------                                        -----------
 3.1               Amended and Restated Certificate of Incorporation of the Registrant (the "CVS
                   Charter").

 3.2               Bylaws of the Registrant (the "CVS Bylaws").

 4                 Pursuant to Regulation S-K, Item 601(b)(4)(iii)(A), no instrument which defines the rights of holders of long-term debt of the Registrant and its subsidiaries is filed herewith. The Registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

 4.1               Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement of the Registrant on Form 8-B dated November 4,
                   1996 and filed under the Securities Exchange Act of 1934 on November 5,
                   1996).

 4.2               Amended and Restated Certificate of Incorporation of the Registrant (see
                   Exhibit 3.1 hereto).

 4.3               Bylaws of the Registrant (see Exhibit 3.2 hereto).

10(i)(1)           Stock Purchase Agreement dated as of October 14, 1995 between The TJX
                   Companies, Inc. and Melville Corporation, as amended November 17, 1995
                   (incorporated by reference to Exhibits 2.1 and 2.2 to Melville's Current
                   Report on Form 8-K dated December 4, 1995).

10(i)(2)           Stock Purchase Agreement dated as of March 25, 1996 between Melville
                   Corporation and Consolidated Stores Corporation, as amended May 3, 1996
                   (incorporated by reference to Exhibits 2.1 and 2.2 to Melville's Current
                   Report on Form 8-K dated May 5, 1996).

10(i)(3)           Distribution Agreement dated as of September 24, 1996 among Melville
                   Corporation, Footstar, Inc. and Footstar Center, Inc. (incorporated by reference to Exhibit 99.1 to Melville's Current Report on Form 8-K dated
                   October 28, 1996).

10(i)(4)           Tax Disaffiliation Agreement dated as of September 24, 1996 among Melville
                   Corporation, Footstar, Inc. and certain subsidiaries named therein
                   (incorporated by reference to Exhibit 99.2 to Melville's Current Report on
                   Form 8-K dated October 28, 1996).

10(i)(5)           Agreement and Plan of Merger dated as of February 6, 1997 among the
                   Registrant, Revco D.S., Inc. and North Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated
                   February 7, 1997).

10(i)(6)           Stockholder Agreement dated as of February 6, 1997 between the Registrant and
                   Zell/ Chilmark Fund, L.P. (incorporated by reference to Exhibit 4.1 to the
                   Registrant's Current Report on Form 8-K dated February 7, 1997).

     EXHIBIT                                        DESCRIPTION
     -------                                        -----------
10(iii)(A) (i)     1973 Stock Option Plan (incorporated by reference to Exhibit (10)(iii)(A)(i)
                   to Melville Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1987).

           (ii)    1987 Stock Option Plan (incorporated by reference to Exhibit
                   (10)(iii)(A)(iii) to Melville Corporation's Annual Report on Form 10-K for
                   the fiscal year ended December 31, 1987).

           (iii)   1989 Directors Stock Option Plan (incorporated by reference to Exhibit B to
                   Melville Corporation's Annual Report on Form 10-K for the fiscal year ended
                   December 31, 1988).

           (iv)    Melville Corporation Omnibus Stock Incentive Plan (incorporated by reference to Exhibit B to Melville Corporation's Annual Report on Form 10-K for the
                   fiscal year ended December 31, 1989 and Exhibit A to Melville's definitive
                   Proxy Statement dated March 7, 1995).

           (v)     Profit Incentive Plan of Melville Corporation (incorporated by reference to
                   Exhibit A to Melville Corporation's definitive Proxy Statement dated
                   March 14, 1994).

           (vi)    Supplemental Retirement Plan for Select Senior Management of Melville
                   Corporation I as amended through July 1995 (incorporated by reference to
                   Exhibit 10(iii)(A)(vii) to Melville's Annual Report on Form 10-K for the
                   fiscal year ended December 31, 1995).

           (vii)   Supplemental Retirement Plan for Select Senior Management of Melville
                   Corporation II as amended through July 1995 (incorporated by reference to
                   Exhibit 10(iii)(A)(viii) to Melville's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

           (viii)  Income Continuation Policy for Select Senior Executives of Melville
                   Corporation as amended through May 12, 1988 (incorporated by reference to
                   Exhibit 10 (viii) to Melville's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

           (ix)    Melville Corporation 1996 Directors Stock Plan (incorporated by reference to
                   Exhibit A to Melville's definitive Proxy Statement dated March 7, 1996).
           (x)     Form of Employment Agreements between the Registrant and each of Messrs.
                   Ryan, Conaway, Nelson and Merlo.

11                 Statement re: Computation of Net Earnings Per Share.

12                 Statement re: Computation of Ratio of Earnings to Fixed Charges.

13                 1996 Annual Report to Stockholders (Sections entitled "Management's
                   Discussion and Analysis of Results of Operations and Financial Condition,"
                   "Management's Responsibility for Financial Reporting," "Independent Auditors
                   Report," "Consolidated Statement of Operations," "Consolidated Balance
                   Sheets," "Consolidated Statements of Shareholders' Equity," "Consolidated
                   Statements of Cash Flows," "Notes to Consolidated Financial Statements," and
                   "Five-Year Financial Summary").

21                 Subsidiaries of the Registrant.

27                 Financial Data Schedule.

27A                Restated Financial Data Schedule -- December 31, 1995.

27B                Restated Financial Data Schedule -- September 30, 1995.

27C                Restated Financial Data Schedule -- July 1, 1995.

27D                Restated Financial Data Schedule -- April 1, 1995.

     ITEM 14(b) Reports on Form 8-K

     The Company filed a Report on Form 8-K on December 6, 1996 reporting on the initial public offering of Linens 'n Things, Inc., an indirect subsidiary of CVS. On December 2, 1996, through its indirect, wholly-owned subsidiary, Nashua Hollis CVS, Inc., CVS consummated an initial underwritten public offering of 13,000,000 shares of the common stock of Linens 'n Things, Inc., an indirect subsidiary of CVS, at a price to the public of $15.50 per share.

     The Company filed a Report on Form 8-K on October 28, 1996 reporting on the spin-off of Footstar, Inc. ("Footstar") through the October 12, 1996 distribution by Melville of 100% of the shares of Footstar common stock to its shareholders of record as of the close of business on October 2, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CVS CORPORATION

Date: March 31, 1997                      By: /s/   STANLEY P. GOLDSTEIN
                                              ----------------------------------
                                                    STANLEY P. GOLDSTEIN,
                                            CHAIRMAN AND CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               SIGNATURE                               TITLE(S)                     DATE
               ---------                               --------                     ----

        /s/ STANLEY P. GOLDSTEIN           Chairman of the Board, Chief         March 31, 1997
----------------------------------------     Executive Officer and Director
          Stanley P. Goldstein               (Principal Executive Officer)

         /s/ CHARLES C. CONAWAY            Executive Vice President and Chief   March 31, 1997
----------------------------------------     Financial Officer (Principal
           Charles C. Conaway                Financial Officer)


           /s/ LARRY SOLBERG               Vice President (Principal            March 31, 1997
----------------------------------------     Accounting Officer)
             Larry Solberg


         /s/ ALLAN J. BLOOSTEIN            Director                             March 31, 1997
----------------------------------------
           Allan J. Bloostein


          /s/ W. DON CORNWELL              Director                             March 31, 1997
----------------------------------------
            W. Don Cornwell


         /s/ THOMAS P. GERRITY             Director                             March 31, 1997
----------------------------------------
           Thomas P. Gerrity


         /s/ MICHAEL H. JORDAN             Director                             March 31, 1997
----------------------------------------
           Michael H. Jordan


          /s/ WILLIAM H. JOYCE             Director                             March 31, 1997
----------------------------------------
            William H. Joyce

               SIGNATURE                                TITLE(S)                     DATE
               ---------                                --------                     ----

        /s/ TERRY R. LAUTENBACH            Director                             March 31, 1997
----------------------------------------
          Terry R. Lautenbach


          /s/ TERRENCE MURRAY              Director                             March 31, 1997
----------------------------------------
            Terrence Murray


          /s/ HARVEY ROSENTHAL             Director                             March 31, 1997
----------------------------------------
            Harvey Rosenthal


           /s/ THOMAS M. RYAN              Vice Chairman, Chief Operating       March 31, 1997
----------------------------------------     Officer and Director
             Thomas M. Ryan


         /s/ IVAN G. SEIDENBERG            Director                             March 31, 1997
----------------------------------------
           Ivan G. Seidenbert


       /s/ PATRICIA CARRY STEWART          Director                             March 31, 1997
----------------------------------------
         Patricia Carry Stewart


      /s/ M. CABELL WOODWARD, JR.          Director                             March 31, 1997
----------------------------------------
        M. Cabell Woodward, Jr.


                    CVS CORPORATION AND SUBSIDIARY COMPANIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

     The consolidated financial statements of CVS Corporation together with the report on such consolidated financial statements of KPMG Peat Marwick LLP dated February 6, 1997 which appear on the pages listed below of the 1996 Annual Report to Shareholders, are incorporated by reference in this Annual Report on Form 10-K.

                                                                                PAGE NUMBER
                                                                                  IN 1996
                                                                                  ANNUAL
                                                                                 REPORT TO
                                                                                SHAREHOLDERS
                                                                                -----------
Management's Responsibility for Financial Reporting...........................        34
Independent Auditors' Report..................................................        35
Consolidated Statements of Operations for the years ended December 31, 1996,
  1995 and 1994...............................................................        36
Consolidated Balance Sheets as of December 31, 1996 and 1995..................        37
Consolidated Statements of Shareholders' Equity for the years ended December
  31, 1996, 1995 and 1994.....................................................        38
Consolidated Statements of Cash Flows for the years ended December 31, 1996,
  1995 and 1994...............................................................        39
Notes to Consolidated Financial Statements....................................     40-52
Five-Year Financial Summary...................................................        53

                                                                                   PAGE
                                                                                -----------
Included in Part IV of this report:
Consent of Independent Auditors for CVS Corporation and Subsidiary
  Companies...................................................................      F-1
Independent Auditors' Report on Consolidated Financial Statement Schedule.....      F-2
Consolidated Financial Statement Schedule of CVS Corporation for the years ended December 31, 1996, 1995 and 1994:
     II -- Valuation and Qualifying Accounts..................................      S-1

     Schedules not included above have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or related notes.

                        CONSENT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
of CVS Corporation:

     We consent to incorporation by reference in the Registration Statements Numbers 33-40251, 33-17181, 2-97913, 2-77397 and 2-53766 on Form S-8 of CVS
Corporation of our report dated February 6, 1997, relating to the consolidated balance sheets of CVS Corporation as of December 31, 1996 and 1995, and the related consolidated statement of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996, which report is incorporated by reference in the December 31, 1996 annual report on Form 10-K of CVS Corporation and to our report dated February 6, 1997 on the related financial statement schedule, which report appears in the December 31, 1996 annual report on Form 10-K of CVS Corporation.

     Our reports refer to the adoption of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" effective October 1, 1995.

Providence, Rhode Island
March 28, 1997

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
of CVS Corporation:

     Under date of February 6, 1997, we reported on the consolidated balance sheets of CVS Corporation as of December 31, 1996 and 1995, and related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed on page 41 of the Annual Report to Shareholders, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" effective October 1, 1995.

Providence, Rhode Island
February 6, 1997

                                                                     SCHEDULE II

                                CVS CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

                                        BALANCE AT         ADDITIONS CHARGED                      BALANCE AT
IN MILLIONS                          BEGINNING OF YEAR    TO COSTS & EXPENSES    DEDUCTIONS(1)    END OF YEAR
                                     -----------------    -------------------    -------------    -----------
ACCOUNTS RECEIVABLE ALLOWANCE FOR
  DOUBTFUL ACCOUNTS:
Year Ended December 31, 1996.......         33.4                   1.0                24.3            10.1
-------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1995.......         18.9                  33.8                19.3            33.4
-------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1994.......         32.5                  14.5                28.1            18.9
-------------------------------------------------------------------------------------------------------------

(1) Write-offs, net of recoveries