Form 10-K405/A
period 1996-12-31
CVS CORP
filed 1997-04-16
CIK 64803

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------


                                  FORM 10-K/A


                               (Amendment No. 1)

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

             TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------------------------------------------------------------
    Common Stock, par value $.01 per share               New York Stock Exchange

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

     The following table sets forth, for the periods indicated below, certain information concerning CVS store growth:

                                                                   FISCAL YEAR ENDING DECEMBER
                                                                               31,
                                                                  -----------------------------
                                                                  1994        1995        1996
                                                                  -----       -----       -----
Stores open, beginning of period..............................    1,284       1,328       1,366
Stores added..................................................       63          73          75
Stores closed.................................................       19          35          33
Stores open, end of period....................................    1,328       1,366       1,408

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

                                                                                        DATE
                                                                           DATE         FIRST
                                                                         APPOINTED    APPOINTED
                                                                            TO         OFFICER
                                                                          PRESENT        OF
                          NAME/OFFICE                            AGE      OFFICE       COMPANY
---------------------------------------------------------------  ---     ---------    ---------
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

                                                                    NUMBER OF
                                                              SECURITIES UNDERLYING
                                                               UNEXERCISED OPTIONS      VALUE OF UNEXERCISED
                                                                    AT FISCAL           IN-THE-MONEY OPTIONS
                                                                 YEAR-END(#)(1)       AT FISCAL YEAR-END($)(2)
                                      SHARES                  ---------------------   ------------------------
                                     ACQUIRED       VALUE         EXERCISABLE/              EXERCISABLE/
NAME                              ON EXERCISE(#)   REALIZED       UNEXERCISABLE            UNEXERCISABLE
--------------------------------  --------------   --------   ---------------------   ------------------------
Stanley P. Goldstein............      30,000       $465,569      487,353/346,460         $3,157,567/$3,079,301
Thomas M. Ryan..................       3,000       $ 40,691      155,444/317,589         $1,124,312/$2,541,442
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

                                                               OWNERSHIP OF CVS COMMON STOCK(1)
                                                               ---------------------------------
                            NAME                                NUMBER                   PERCENT
-------------------------------------------------------------  ---------                 -------
Allan J. Bloostein...........................................     10,087(2)(5)               *
Charles Conaway..............................................    111,504(2)(3)(4)            *
W. Don Cornwell..............................................      3,565(2)(5)               *
Thomas P. Gerrity............................................      4,001(2)(5)               *
Stanley P. Goldstein.........................................    838,483(2)(3)(4)(6)         *
Michael H. Jordan............................................     10,382(2)(5)               *
William H. Joyce.............................................      4,465(2)(5)               *
Terry R. Lautenbach..........................................      8,730(2)(5)               *
Larry J. Merlo...............................................     40,892(2)(3)(4)            *
Terrence Murray..............................................      1,309(6)                  *
Daniel C. Nelson.............................................    119,278(2)(3)(4)            *
Harvey Rosenthal.............................................    432,640(2)(4)(5)            *
Thomas M. Ryan...............................................    221,863(2)(3)(4)            *
Ivan G. Seidenberg...........................................      4,620(2)(5)               *
Patricia Carry Stewart.......................................      9,740(2)(5)               *
M. Cabell Woodward, Jr.......................................     13,240(2)(5)               *
All directors and executive officers as a group (18
  persons)...................................................  1,885,422(2)(3)(4)(6)       1.7%

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

     EXHIBIT                                        DESCRIPTION
------------------ -----------------------------------------------------------------------------
 3.1               Amended and Restated Certificate of Incorporation of the Registrant (the "CVS
                   Charter").
 3.2               Bylaws of the Registrant (the "CVS Bylaws").
 4                 Pursuant to Regulation S-K, Item 601(b)(4)(iii)(A), no instrument which defines the rights of holders of long-term debt of the Registrant and its subsidiaries is filed herewith. The Registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.
 4.1               Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement of the Registrant on Form 8-B dated November 4,
                   1996 and filed under the Securities Exchange Act of 1934 on November 5,
                   1996).
 4.2               Amended and Restated Certificate of Incorporation of the Registrant (see
                   Exhibit 3.1 hereto).
 4.3               Bylaws of the Registrant (see Exhibit 3.2 hereto).
10(i)(1)           Stock Purchase Agreement dated as of October 14, 1995 between The TJX
                   Companies, Inc. and Melville Corporation, as amended November 17, 1995
                   (incorporated by reference to Exhibits 2.1 and 2.2 to Melville's Current
                   Report on Form 8-K dated December 4, 1995).
10(i)(2)           Stock Purchase Agreement dated as of March 25, 1996 between Melville
                   Corporation and Consolidated Stores Corporation, as amended May 3, 1996
                   (incorporated by reference to Exhibits 2.1 and 2.2 to Melville's Current
                   Report on Form 8-K dated May 5, 1996).
10(i)(3)           Distribution Agreement dated as of September 24, 1996 among Melville
                   Corporation, Footstar, Inc. and Footstar Center, Inc. (incorporated by reference to Exhibit 99.1 to Melville's Current Report on Form 8-K dated
                   October 28, 1996).
10(i)(4)           Tax Disaffiliation Agreement dated as of September 24, 1996 among Melville
                   Corporation, Footstar, Inc. and certain subsidiaries named therein
                   (incorporated by reference to Exhibit 99.2 to Melville's Current Report on
                   Form 8-K dated October 28, 1996).
10(i)(5)           Agreement and Plan of Merger dated as of February 6, 1997 among the
                   Registrant, Revco D.S., Inc. and North Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated
                   February 7, 1997).
10(i)(6)           Stockholder Agreement dated as of February 6, 1997 between the Registrant and
                   Zell/ Chilmark Fund, L.P. (incorporated by reference to Exhibit 4.1 to the
                   Registrant's Current Report on Form 8-K dated February 7, 1997).

     EXHIBIT                                        DESCRIPTION
------------------ -----------------------------------------------------------------------------
10(iii)(A) (i)     1973 Stock Option Plan (incorporated by reference to Exhibit (10)(iii)(A)(i)
                   to Melville Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1987).
           (ii)    1987 Stock Option Plan (incorporated by reference to Exhibit
                   (10)(iii)(A)(iii) to Melville Corporation's Annual Report on Form 10-K for
                   the fiscal year ended December 31, 1987).
           (iii)   1989 Directors Stock Option Plan (incorporated by reference to Exhibit B to
                   Melville Corporation's Annual Report on Form 10-K for the fiscal year ended
                   December 31, 1988).
           (iv)    Melville Corporation Omnibus Stock Incentive Plan (incorporated by reference to Exhibit B to Melville Corporation's Annual Report on Form 10-K for the
                   fiscal year ended December 31, 1989 and Exhibit A to Melville's definitive
                   Proxy Statement dated March 7, 1995).
           (v)     Profit Incentive Plan of Melville Corporation (incorporated by reference to
                   Exhibit A to Melville Corporation's definitive Proxy Statement dated March
                   14, 1994).
           (vi)    Supplemental Retirement Plan for Select Senior Management of Melville
                   Corporation I as amended through July 1995 (incorporated by reference to
                   Exhibit 10(iii)(A)(vii) to Melville's Annual Report on Form 10-K for the
                   fiscal year ended December 31, 1995).
           (vii)   Supplemental Retirement Plan for Select Senior Management of Melville
                   Corporation II as amended through July 1995 (incorporated by reference to
                   Exhibit 10(iii)(A)(viii) to Melville's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
           (viii)  Income Continuation Policy for Select Senior Executives of Melville
                   Corporation as amended through May 12, 1988 (incorporated by reference to
                   Exhibit 10 (viii) to Melville's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).
           (ix)    Melville Corporation 1996 Directors Stock Plan (incorporated by reference to
                   Exhibit A to Melville's definitive Proxy Statement dated March 7, 1996).
           (x)     Form of Employment Agreements between the Registrant and each of Messrs.
                   Ryan, Conaway, Nelson and Merlo.
11                 Statement re: Computation of Net Earnings Per Share.
12                 Statement re: Computation of Ratio of Earnings to Fixed Charges.
13                 1996 Annual Report to Stockholders (Sections entitled "Management's
                   Discussion and Analysis of Financial Condition and Results of Operations,"
                   "Management's Responsibility for Financial Reporting," "Independent Auditors
                   Report," "Consolidated Statements of Operations," "Consolidated Balance
                   Sheets," "Consolidated Statements of Shareholders' Equity," "Consolidated
                   Statements of Cash Flows," "Notes to Consolidated Financial Statements," and
                   "Five-Year Financial Summary").
21                 Subsidiaries of the Registrant.
27                 Financial Data Schedule.
27A                Restated Financial Data Schedule -- December 31, 1995.
27B                Restated Financial Data Schedule -- September 30, 1995.
27C                Restated Financial Data Schedule -- July 1, 1995.
27D                Restated Financial Data Schedule -- April 1, 1995.

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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          CVS CORPORATION


Date: April 16, 1997                        By:    /s/ CHARLES C. CONAWAY

                                              ----------------------------------

                                                     Charles C. Conaway,


                                                 Executive Vice President and


                                                   Chief Financial Officer

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

                                                                                PAGE NUMBER
                                                                                  IN 1996
                                                                                   ANNUAL
                                                                                 REPORT TO
                                                                                SHAREHOLDERS
                                                                                ------------
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

                                                                                   PAGE
                                                                                   ----

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

/s/ KPMG PEAT MARWICK LLP
 ....................................

KPMG PEAT MARWICK LLP

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

/s/ KPMG PEAT MARWICK LLP
 ....................................

KPMG PEAT MARWICK LLP

Providence, Rhode Island
February 6, 1997

                                                                     SCHEDULE II

                                CVS CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS


                                   BALANCE AT            ADDITIONS CHARGED                           BALANCE AT
         IN MILLIONS            BEGINNING OF YEAR    TO COSTS & EXPENSES(1)(3)    DEDUCTIONS(2)    END OF YEAR(3)
-----------------------------------------------------------------------------------------------------------------
ACCOUNTS RECEIVABLE ALLOWANCE
  FOR DOUBTFUL ACCOUNTS:
Year Ended December 31, 1996           33.4                      1.0                   24.3             10.1
-----------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1995           18.9                     33.8                   19.3             33.4
-----------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1994           32.5                     14.5                   28.1             18.9
-----------------------------------------------------------------------------------------------------------------



NOTES:



(1) 1995 includes a charge of $21.3 million that relates to certain receivables of former divisions that were retained by the Company subsequent to the sale of the related divisions.



(2) 1996 includes a deduction of $21.2 million that relates to the actual write-off of the receivable discussed in Note (1) above.



(3) 1996 amounts are consistent with the historical results of the Company's continuing operations.
