Form 10-Q
period 1997-03-29
CVS CORP
filed 1997-05-12
CIK 64803

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


--------------------------------------------------------------------------------


For the Quarterly Period Ended                           Commission File Number
March 29, 1997                                                           1-1011


                                 CVS CORPORATION
             (Exact name of registrant as specified in its charter)


Delaware                                                             05-0494040
(State of Incorporation)                 (I.R.S. Employer Identification Number)


                  One CVS Drive, Woonsocket, Rhode Island 02865
                    (Address of principal executive offices)



                            Telephone: (401) 765-1500


--------------------------------------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes   X     No
    -----     -----


             Common Stock, $.01 par value, outstanding at May 6,1997:

                               107,594,383 shares

--------------------------------------------------------------------------------

                                      INDEX
--------------------------------------------------------------------------------




PART   I                                                                 PAGE

     Item 1.  Financial Statements

          Consolidated Condensed Statements of Operations -
               Three Months Ended March 29, 1997 and March 30, 1996         3

          Consolidated Condensed Balance Sheets -
               As of March 29, 1997 and December 31, 1996                   4

          Consolidated Condensed Statements of Cash Flows -
               Three Months Ended March 29, 1997 and March 30, 1996         5

          Notes to Consolidated Condensed Financial Statements              6

          Independent Auditors' Review Report                               8

     Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               9

PART   II

     Item 6.  Exhibits and Reports on Form 8-K                             12

























--------------------------------------------------------------------------------



Part I                                                                           Item 1
---------------------------------------------------------------------------------------
                                 CVS CORPORATION
                 Consolidated Condensed Statements of Operations
                                   (Unaudited)

                                                                  Three Months Ended
                                                              MARCH 29,        March 30,
In millions, except per share amounts                           1997             1996
---------------------------------------------------------------------------------------
Net sales                                                     $1,515.0         $1,258.4
Cost of goods sold, buying and warehousing costs               1,083.7            896.4
---------------------------------------------------------------------------------------

Gross margin                                                     431.3            362.0

Selling, general and administrative expenses                     316.9            270.8
Depreciation and amortization                                     19.8             19.8
---------------------------------------------------------------------------------------
      Total operating expenses                                   336.7            290.6
---------------------------------------------------------------------------------------

Operating profit                                                  94.6             71.4

Dividend income                                                     --              2.8
Interest income (expense), net                                     4.4             (5.6)
---------------------------------------------------------------------------------------
     Other income (expense), net                                   4.4             (2.8)
---------------------------------------------------------------------------------------

Earnings from continuing operations before income taxes           99.0             68.6
Income tax provision                                             (40.6)           (28.0)
---------------------------------------------------------------------------------------

Earnings from continuing operations                               58.4             40.6

Discontinued operations:
   Loss from operations, net of income tax benefit
     of $17.6 in 1996                                               --            (26.1)
   Estimated gain (loss) on disposal, net of
     income tax benefit of $.6 and minority interest
     in net earnings of $.2 in 1996                                 .1              (.3)
---------------------------------------------------------------------------------------

Earnings (loss) from discontinued operations                        .1            (26.4)
---------------------------------------------------------------------------------------

Net earnings                                                      58.5             14.2
Preferred dividends, net                                          (3.6)            (3.5)
---------------------------------------------------------------------------------------

Net earnings available to common shareholders                 $   54.9         $   10.7
---------------------------------------------------------------------------------------

PER COMMON SHARE:
   Earnings from continuing operations                        $    .51         $    .35
   Earnings (loss) from discontinued operations                     --             (.25)
---------------------------------------------------------------------------------------

   Net earnings                                               $    .51         $    .10
---------------------------------------------------------------------------------------
Weighted average common shares outstanding                       106.9            105.2
---------------------------------------------------------------------------------------
Dividends per common share                                    $    .11         $    .11
---------------------------------------------------------------------------------------




See accompanying notes to consolidated condensed financial statements.




--------------------------------------------------------------------------------


Part I                                                                   Item 1
--------------------------------------------------------------------------------
                                 CVS CORPORATION
                      Consolidated Condensed Balance Sheets


                                                       MARCH 29,
                                                         1997       December 31,
In millions, except per share amounts                 (UNAUDITED)      1996
--------------------------------------------------------------------------------
ASSETS:
  Cash and cash equivalents                            $  334.6     $  423.9
  Investments                                             179.5        179.4
  Accounts receivable, net                                163.8        160.8
  Inventories                                           1,053.8      1,031.4
  Prepaid expenses                                        169.9        177.2
--------------------------------------------------------------------------------
       TOTAL CURRENT ASSETS                             1,901.6      1,972.7

  Property and equipment, net                             605.9        606.5
  Deferred charges and other assets                       131.3        131.9
  Goodwill, net                                           119.8        120.7
--------------------------------------------------------------------------------
TOTAL ASSETS                                           $2,758.6     $2,831.8
--------------------------------------------------------------------------------

LIABILITIES:
  Accounts payable                                     $  421.5     $  507.7
  Accrued expenses                                        592.8        639.9
  Federal income taxes                                     12.2         16.1
  Other current liabilities                                18.2         18.2
-------------------------------------------------------------------------------
     TOTAL CURRENT LIABILITIES                          1,044.7      1,181.9

  Long-term debt                                          294.0        303.7
  Deferred income taxes                                    22.0         20.6
  Other long-term liabilities                              85.4         80.5

SHAREHOLDERS' EQUITY:
  Preference stock; par value $1.00, 50 shares
    authorized; Series One ESOP Convertible,
    liquidation value $53.45; 5.5 and 5.6
    shares issued and outstanding at March 29,
    1997 and December 31, 1996, respectively              296.3        298.6
  Common stock; par value $.01, 300 shares
    authorized, 113.1 and 112.4 shares issued
    at March 29, 1997 and December 31, 1996,
    respectively                                            1.1          1.1
  Treasury stock at cost; 5.8 and 5.8 shares at
    March 29, 1997 and December 31, 1996,
    respectively                                         (271.2)      (273.2)
  Guaranteed ESOP obligation                             (292.1)      (292.1)
  Capital surplus                                         220.1        199.1
  Retained earnings                                     1,360.7      1,314.0
  Other                                                    (2.4)        (2.4)
--------------------------------------------------------------------------------
     TOTAL SHAREHOLDERS' EQUITY                         1,312.5      1,245.1
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $2,758.6     $2,831.8
--------------------------------------------------------------------------------

See accompanying notes to consolidated condensed financial statements.







--------------------------------------------------------------------------------


Part I                                                                    Item 1
--------------------------------------------------------------------------------
                                 CVS CORPORATION
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)


                                                         Three Months Ended
                                                       MARCH 29,    March 30,
In millions                                               1997         1996
--------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                    $(13.1)     $(268.7)
--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                    (19.4)       (49.0)
   Proceeds from sale or disposal of assets                 2.2         13.3
--------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                     (17.2)       (35.7)
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in notes payable                                 --        448.0
   Decrease in book overdrafts                            (58.2)      (171.7)
   Dividends paid                                         (11.7)       (11.6)
   Proceeds from stock options exercised                   20.7           --
   Decrease in long-term debt and obligations under
     capital leases                                        (9.8)         (.4)
   Other, net                                                --           .5
--------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES       (59.0)       264.8
--------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                 (89.3)       (39.6)
Cash and cash equivalents at beginning of period          423.9        129.6
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $334.6       $ 90.0
--------------------------------------------------------------------------------



See accompanying notes to consolidated condensed financial statements.







--------------------------------------------------------------------------------

Part I                                                                    Item 1
--------------------------------------------------------------------------------
                                 CVS CORPORATION
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)


NOTE 1

The accompanying consolidated condensed financial statements have been prepared without audit, in accordance with the rules of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

In the opinion of management, the accompanying consolidated condensed financial statements include all adjustments (consisting only of normal recurring adjustments) which are necessary to present a fair statement of the results for the interim periods presented. Because of the influence of certain holidays, seasonal and other factors on the Company's operations, net earnings for any interim period may not be comparable to the same interim period in previous years, nor necessarily indicative of earnings for the full year.

NOTE 2

On February 6, 1997, CVS Corporation ("CVS" or the "Company") signed a definitive merger agreement to acquire Revco D.S., Inc. ("Revco") in a stock for stock merger valued at approximately $2.8 billion. CVS will also assume approximately $900 million of existing Revco debt as part of this transaction.

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

The transaction is subject to approval by the shareholders of both companies, expiration of the applicable waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, and certain other customary closing conditions. If all the closing conditions have been met, it is expected that the transaction will be completed by mid-year 1997.

On March 21, 1997, CVS and Revco received a request for additional information from the Federal Trade Commission relating to CVS' proposed acquisition of Revco.

NOTE 3

Discontinued operations accounted for approximately 5.9% and 5.0 % of total assets and approximately 4.2% and 3.8% of total liabilities at March 29, 1997 and December 31, 1996 respectively. Net sales from discontinued operations totaled $71.2 million and $862.0 million for the three months ended March 29, 1997 and March 30, 1996, respectively.





--------------------------------------------------------------------------------

Part I                                                                    Item 1
--------------------------------------------------------------------------------
                                 CVS CORPORATION
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)


NOTE 4

Primary earnings per share is computed by dividing (i) net earnings, after deducting net dividends on redeemable preferred stock and ESOP Preference Stock ("Primary Earnings"), by (ii) the weighted average number of common shares outstanding during the period assuming the exercise of stock options ("Primary Shares").

Fully diluted earnings per share assumes that the ESOP preference stock is converted into common stock. Fully diluted earnings per share is computed by dividing (i) Primary Earnings, after accounting for the difference between the current dividends on the ESOP preference stock and the common stock and after making adjustments for certain non-discretionary expenses that are based on net earnings such as incentive bonuses and profit sharing by (ii) Primary Shares plus the number of additional common shares that would be issued upon the conversion of the ESOP preference stock. Fully diluted earnings per share presentation is not required on the face of the consolidated statements of operations due to the results of the materiality tests mandated by Accounting Principles Board Opinion No. 15, "Earnings Per Share."

The Company plans to adopt Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" during the fourth quarter of 1997. SFAS No. 128 was issued in February 1997 and is effective for periods ending after December 15, 1997. This standard requires the dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. It also requires a reconciliation of the computation between basic and diluted earnings per share. Earlier adoption of this statement is not permitted for comparability reasons. The Company does not expect basic earnings per share to be materially different from primary earnings per share.

NOTE 5

Following are the components of net interest expense:

                                                        Three Months Ended
                                                       MARCH 29,    March 30,
In millions                                              1997         1996
--------------------------------------------------------------------------------
Interest expense                                        $(1.5)       $(5.6)
Interest income                                           5.9           --
--------------------------------------------------------------------------------

Interest income (expense), net                          $ 4.4        $(5.6)
--------------------------------------------------------------------------------












--------------------------------------------------------------------------------

Part I                                       Independent Auditors' Review Report
--------------------------------------------------------------------------------


The Board of Directors and Shareholders of
CVS Corporation:


We have reviewed the consolidated condensed balance sheets of CVS Corporation as of March 29, 1997 and March 30, 1996, and the related consolidated condensed statements of operations and cash flows for the three months then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of CVS Corporation as of December 31, 1996 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 6, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ KPMG PEAT MARWICK LLP
-----------------------------------
KPMG PEAT MARWICK LLP



Providence, Rhode Island
April 18, 1997






















--------------------------------------------------------------------------------

Part I                                                                    Item 2
--------------------------------------------------------------------------------
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

INTRODUCTION

The following discussion explains material changes in the results of operations of CVS Corporation ("CVS" or the "Company") for the three months ended March 29, 1997, and the significant developments affecting its financial condition since December 31, 1996. The following discussion should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

AGREEMENT TO ACQUIRE REVCO D.S., INC.

On February 6, 1997, CVS signed a definitive merger agreement to acquire Revco D.S., Inc. ("Revco") in a stock for stock merger valued at approximately $2.8 billion. CVS will also assume approximately $900 million of existing Revco debt as part of this transaction.

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

The transaction is subject to approval by the shareholders of both companies, expiration of the applicable waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, and certain other customary closing conditions. If all the closing conditions have been met, it is expected that the transaction will be completed by mid-year 1997.

On March 21, 1997, CVS and Revco received a request for additional information from the Federal Trade Commission relating to CVS' proposed acquisition of Revco.

RESULTS OF OPERATIONS

The results of operations of the Company's former footwear segment, apparel segment and toys and home furnishings segment have been classified as discontinued operations in the accompanying consolidated condensed statements of operations for all periods presented. The following management discussion focuses primarily on continuing operations.












--------------------------------------------------------------------------------
                                       9

Part I                                                                    Item 2
--------------------------------------------------------------------------------
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


NET SALES for the first quarter of 1997 increased $256.6 million or 20.4% to $1.5 billion, compared to net sales of $1.3 billion for the first quarter of 1996. The increase in net sales resulted from strong performances in both the front store (which increased $105.9 million or 15.2%, compared to 1996) and pharmacy (which increased $143.8 million or 25.8%, compared to 1996). Front store sales were positively impacted by the Easter selling season occurring during the first quarter in 1997 versus the second quarter in 1996. Growth in pharmacy sales was primarily driven by (i) increased penetration into managed care markets, (ii) the purchase of prescription files from independent pharmacies and (iii) favorable trends, including an aging American population, greater demand for retail formats that provide easy access and convenience, discovery of new drug therapies and a need for cost-effective healthcare solutions.

Same store sales, consisting of sales from stores that have been open for more than one year, rose 15.5%, with pharmacy same store sales increasing 22.3%. Pharmacy sales were 46.7% of total sales in the first quarter of 1997, compared to 44.5% in the first quarter of 1996. Third party prescription sales were 82.9% of pharmacy sales in the first quarter of 1997, compared to 80.8% in 1996.

GROSS MARGIN for the first quarter of 1997 increased $69.3 million or 19.1% to $431.3 million, compared $362.0 million in 1996. The increase in gross margin dollars was primarily due to the increase in net sales for the quarter.

Gross margin as a percentage of net sales for the first quarter of 1997 was 28.5%, compared to 28.8 % for the first quarter of 1996. The 30 basis point reduction in 1997 was primarily due to the continued increase in lower gross margin third party prescription sales and the increase in pharmacy sales as a percentage of total sales.

TOTAL OPERATING EXPENSES for the first quarter of 1997 were $336.7 million or 22.2% of net sales, compared to $290.6 million or 23.1% of net sales for the first quarter of 1996. The 90 basis point improvement from 1996 was primarily due to (i) the benefit derived from sales in our existing store base growing at a faster rate than operating costs, (ii) the benefit derived from a cost reduction program, which included, among other things, closing Melville Corporation's Corporate Headquarters (the "Cost Reduction Program") and (iii) the benefit derived from key technology investments such as our RX 2000 Pharmacy System, Interactive Voice Response System for prescription refills, Pharmacy Data Warehouse, Point-of-Sale System, Retail Data Warehouse and Field Management System. These systems have collectively allowed the Company to reduce the labor costs associated with filling prescriptions, managing third party healthcare plans, managing promotional events and scheduling employees.

OPERATING PROFIT for the first quarter of 1997 increased $23.2 million or 32.5% to $94.6 million, compared to $71.4 million for the first quarter of 1996. Operating profit as a percentage of net sales was 6.2% in the first quarter of 1997, compared to 5.7% in 1996. The improvement in operating profit in 1997 is primarily due to (i) leveraging sales growth, (ii) stable front store margins,
(iii) the benefits derived from key technology investments, (iv) controlling fixed costs and (v) the benefit derived from the Cost Reduction Program.

OTHER INCOME (EXPENSE), NET for the first quarter of 1997 amounted to income of $4.4 million, compared to an expense of $2.8 million for the first quarter of 1996. The interest income in 1997 was primarily the result of the Company's strong cash position and the interest income realized on the notes receivable that were received as a portion of the proceeds from the sale of certain former divisions. Dividend income in 1996 was earned on equity securities that the Company received as a portion of the proceeds from the sale of the Marshalls division to The TJX Companies, Inc. in 1995. These equity securities were sold during 1996.

EARNINGS FROM CONTINUING OPERATIONS for the first quarter of 1997 increased $17.8 million or 43.8% to $58.4 million, or $.51 per share, compared to $40.6 million, or $.35 per share for the first quarter of 1996.













--------------------------------------------------------------------------------

Part I                                                                    Item 2
--------------------------------------------------------------------------------
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


NET EARNINGS, including continuing and discontinued operations, were $58.5 million, or $.51 per share, compared to $14.2 million, or $.10 per share for the first quarter of 1996.

As of March 29, 1997, CVS operated 1,424 stores in 14 states and the district of Columbia, an increase of 4.2% from 1,367 stores as of March 30, 1996.

FINANCIAL CONDITION AND LIQUIDITY

The Company has three primary sources of liquidity: (i) cash provided by operations, (ii) commercial paper and (iii) bank loan participation notes. The Company's commercial paper program is supported by a $320 million, five-year unsecured revolving credit facility (the "Credit Facility"). The Credit Facility contains customary financial and operating covenants. Management believes that the restrictions contained in these covenants do not materially affect the company's financial flexibility.

The Company issues commercial paper to finance, in part, its seasonal inventory requirements and capital expenditures. Borrowing levels throughout the year are typically higher than those reflected in the Company's year-end balance sheet. Management believes that the Company's cash on hand and cash provided by operations, together with its ability to secure short-term financing through commercial paper and bank loan participation notes, will be sufficient to cover its working capital, capital expenditure and debt service requirements.

For the three months ended March 29, 1997, cash and cash equivalents decreased $89.3 million to $334.6 million.

NET CASH USED IN OPERATING ACTIVITIES decreased $255.6 million to $13.1 million for the three months ended March 29, 1997, compared to the first quarter of 1996 primarily due to (i) improved earnings, (ii) lower inventory levels primarily due to the Easter selling season occurring during the first quarter in 1997 versus the second quarter in 1996 and (iii) decreases in accounts payable and accrued expenses primarily related to the Company's discontinued operations.

NET CASH USED IN INVESTING ACTIVITIES decreased $18.5 million to $17.2 million during the three months ended March 29, 1997, compared to the first quarter of 1996 primarily due to the lower capital expenditures that resulted from the Company's discontinued operations.

NET CASH USED IN FINANCING ACTIVITIES increased $323.8 million to $59.0 during the three months ended March 29, 1997, compared to the first quarter of 1996 primarily due to the Company's strong cash position which resulted in lower borrowing levels for the first quarter of 1997, offset partially by a smaller decrease in book overdrafts.

Management believes that the Company's cash on hand and cash provided by operations, together with its ability to secure short-term financing through commercial paper and bank loan participation notes (under an expanded credit facility which the Company expects to have in place prior to the closing of the contemplated merger), will be sufficient to cover the combined working capital, capital expenditure and debt service requirements of CVS and Revco in the event the contemplated merger is completed.

CAPITAL EXPENDITURES

Capital expenditures were $19.4 million and $49.0 million in the first three months of 1997 and 1996, respectively. These expenditures were primarily for
(i) new stores, (ii) improvements to existing stores, (iii) store equipment,
(iv) information systems and (v) distribution and office facilities. The lower capital expenditure level in 1997 was primarily due to the Company's discontinued operations.
















--------------------------------------------------------------------------------

 Part II                                                                  Item 6
--------------------------------------------------------------------------------
                        Exhibits and Reports on Form 8-K




Exhibits:
--------

      11    Computation of Per Common Share Earnings

      15    Letter re: Unaudited Interim Financial Information

      27    Financial Data Schedule - March 29, 1997


Reports on Form 8-K:
-------------------

      During the three months ended March 29, 1997, the Registrant filed a current report on Form 8-K dated February 7, 1997 in connection with the Registrant's signing of a definitive merger agreement to acquire
      Revco D.S., Inc. in a stock for stock merger valued at approximately $2.8 billion. The Registrant also filed a current report on Form 8-K dated March 26, 1997 in connection with the Registrant's receipt of a request from the Federal Trade Commission for additional information relating to the Registrant's proposed acquisition of Revco.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CVS Corporation
(Registrant)


/s/ CHARLES C. CONAWAY
---------------------------------
CHARLES C. CONAWAY
Executive Vice President and Chief Financial Officer



May 12, 1997






















--------------------------------------------------------------------------------