Form 10-Q
period 1997-06-28
CVS CORP
filed 1997-08-08
CIK 64803

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934



--------------------------------------------------------------------------------
For the Quarterly Period Ended                            Commission File Number
June 28, 1997                                                             1-1011


                                 CVS CORPORATION
             (Exact name of registrant as specified in its charter)


Delaware                                                              05-0494040
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






         Common Stock, $.01 par value, outstanding at August 6, 1997:

                               171,987,333 shares

================================================================================

                                      INDEX
================================================================================



                                                                            PAGE
PART I

    Item 1.  Financial Statements

       Consolidated Condensed Statements of Operations -
          Three and Six Months Ended June 28, 1997 and
          June 29, 1996                                                      3

       Consolidated Condensed Balance Sheets -
          As of June 28, 1997 and December 31, 1996                          4

       Consolidated Condensed Statements of Cash Flows -
          Six Months Ended June 28, 1997 and June 29, 1996                   5

       Notes to Consolidated Condensed Financial Statements                  6

       Independent Accountants' Review Report                                10

    Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations                         11


PART II

    Item 4.  Submission of Matters to a Vote of Security Holders             19

    Item 6.  Exhibits and Reports on Form 8-K                                20

Part I                                                                    Item 1
================================================================================
                                 CVS CORPORATION
                 Consolidated Condensed Statements of Operations
                                   (Unaudited)


                                                            Three Months Ended           Six Months Ended
=============================================================================================================
                                                           JUNE 28,     June 29,      JUNE 28,   June 29,
In millions, except per share amounts                        1997         1996          1997       1996
=============================================================================================================

Net sales                                                  $  3,160.6   $  2,674.7   $  6,321.5   $  5,232.9
Cost of goods sold, buying and warehousing costs              2,354.2      1,919.7      4,615.0      3,742.0
-------------------------------------------------------------------------------------------------------------
Gross margin                                                    806.4        755.0      1,706.5      1,490.9
Selling, general and administrative expenses                    645.9        553.6      1,300.4      1,098.0
Depreciation and amortization                                    54.8         47.2        108.3         93.7
Non-recurring charge                                            411.7         12.8        442.7         12.8
-------------------------------------------------------------------------------------------------------------
     Total operating expenses                                 1,112.4        613.6      1,851.4      1,204.5
-------------------------------------------------------------------------------------------------------------
Operating (loss) profit                                        (306.0)       141.4       (144.9)       286.4
Gain on sale of securities                                       --           76.6         --           76.6
Dividend income                                                  --            2.7         --            5.5
Interest expense, net                                           (16.5)       (24.7)       (29.3)       (44.3)
-------------------------------------------------------------------------------------------------------------
     Other (expense) income, net                                (16.5)        54.6        (29.3)        37.8
-------------------------------------------------------------------------------------------------------------
(Loss) earnings from continuing operations before              (322.5)       196.0       (174.2)       324.2
   income taxes and extraordinary item
Income tax (benefit) provision                                  (91.7)        81.8        (26.1)       137.7
-------------------------------------------------------------------------------------------------------------
(Loss) earnings from continuing operations before
   extraordinary item                                          (230.8)       114.2       (148.1)       186.5
Discontinued operations:
     Loss from operations, net of income tax
         benefits of $13.5 and $17.5 in 1996                     --          (28.8)        --          (54.8)
     Estimated income (loss) on disposal, net of
         income tax provisions of $12.4 in 1997
         and $69.9 and $70.5 in 1996                             17.4       (124.7)        17.5       (124.9)
-------------------------------------------------------------------------------------------------------------
Earnings (loss) from discontinued operations                     17.4       (153.5)        17.5       (179.7)

Net (loss) earnings before extraordinary item                  (213.4)       (39.3)      (130.6)         6.8
Extraordinary item, loss related to early retirement of
     debt, net of tax benefit of $11.4                          (17.1)        --          (17.1)        --
-------------------------------------------------------------------------------------------------------------
Net (loss) earnings                                            (230.5)       (39.3)      (147.7)         6.8
Preferred dividends, net                                         (3.4)        (3.6)        (6.8)        (7.2)
-------------------------------------------------------------------------------------------------------------
Net (loss) earnings available to common shareholders       $   (233.9)  $    (42.9)  $   (154.5)  $      (.4)
=============================================================================================================
PER COMMON SHARE:
     (Loss) earnings from continuing operations
         before extraordinary item                         $    (1.37)  $      .66   $     (.91)  $     1.08
     Earnings (loss) from discontinued operations                 .10         (.92)         .10        (1.08)
     Extraordinary item, net of tax                              (.10)          --         (.10)          --
-------------------------------------------------------------------------------------------------------------
     Net (loss) earnings                                   $    (1.37)  $     (.26)  $     (.91)  $       --
=============================================================================================================
Weighted average common shares outstanding                      167.9        166.2        167.3        164.9
=============================================================================================================
Dividends declared per common share                        $      .11   $      .11   $      .22   $      .22
=============================================================================================================



See accompanying notes to consolidated condensed financial statements.

Part I                                                                    Item 1
================================================================================
                                 CVS CORPORATION
                      Consolidated Condensed Balance Sheets


                                                                                               JUNE 28,
                                                                                                1997            December 31,
In millions, except per share amounts                                                        (UNAUDITED)           1996
============================================================================================================================
ASSETS:
     Cash and cash equivalents                                                                 $   74.9           $  471.8
     Investments                                                                                    4.1              181.4
     Accounts receivable, net                                                                     379.5              350.7
     Inventories                                                                                2,346.8            2,328.2
     Other current assets                                                                         374.9              196.8
----------------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS                                                                   3,180.2            3,528.9
     Property and equipment, net                                                                1,022.6            1,024.5
     Deferred charges and other assets                                                            281.1              223.8
     Goodwill, net                                                                                712.1              721.7
     Reorganization value in excess of amounts allocated
         to identifiable assets                                                                   114.9              194.8
----------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                   $5,310.9           $5,693.7
============================================================================================================================

LIABILITIES:
     Accounts payable                                                                          $  918.2           $1,046.3
     Accrued expenses                                                                           1,394.4            1,007.1
     Federal income taxes                                                                          23.4               24.5
     Other current liabilities                                                                     18.0               44.9
----------------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES                                                              2,354.0            2,122.8
     Long-term debt                                                                               591.7            1,184.3
     Deferred income taxes                                                                         54.9               49.4
     Other long-term liabilities                                                                  163.6              140.8
SHAREHOLDERS' EQUITY:
     Preference stock; par value $1.00, 50 shares authorized; Series One ESOP
         Convertible, liquidation value $53.45; 5.4 and 5.6 shares issued and outstanding at June 28, 1997 and December 31, 1996,
         respectively                                                                             286.3              298.6
     Common stock; par value $.01, 300 shares authorized, 175.4 and
         172.2 shares issued at June 28, 1997 and December 31, 1996,
         respectively                                                                               1.7                1.7
     Treasury stock at cost; 5.6 and 5.8 shares at June 28, 1997 and
         December 31, 1996, respectively                                                         (262.5)            (273.1)
     Guaranteed ESOP obligation                                                                  (295.8)            (292.1)
     Capital surplus                                                                              983.3              875.9
     Retained earnings                                                                          1,433.7            1,587.8
     Other                                                                                         --                 (2.4)
----------------------------------------------------------------------------------------------------------------------------
        TOTAL SHAREHOLDERS' EQUITY                                                              2,146.7            2,196.4
----------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                     $5,310.9           $5,693.7
============================================================================================================================


See accompanying notes to consolidated condensed financial statements.

Part I                                                                    Item 1
================================================================================
                                 CVS CORPORATION
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                                                 Six Months Ended
                                                                                             JUNE 28,          June 29,
In millions                                                                                    1997              1996
========================================================================================================================

NET CASH (USED IN) PROVIDED BY  OPERATING ACTIVITIES                                         $ (33.3)           $ 109.4
========================================================================================================================

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                                                       (99.2)            (143.6)
     Proceeds from sale of investments                                                         247.1              191.6
     Proceeds from sale or disposal of assets                                                   12.1              201.3
------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                                      160.0              249.3
========================================================================================================================

CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease in notes payable                                                                (592.9)            (144.2)
     Decrease in book overdrafts                                                               (39.3)            (197.0)
     Dividends paid                                                                            (23.6)             (87.1)
     Proceeds from stock options exercised                                                     132.2               15.2
------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                                         (523.6)            (413.1)
========================================================================================================================

Net decrease in cash and cash equivalents                                                     (396.9)             (54.4)
Cash and cash equivalents at beginning of period                                               471.8              145.2
------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $  74.9            $  90.8
========================================================================================================================


See accompanying notes to consolidated condensed financial statements.

Part I                                                                    Item 1
================================================================================
                                 CVS CORPORATION
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)


NOTE 1

     On May 29, 1997, CVS Corporation ("CVS") completed a merger with Revco D.S., Inc. ("Revco"), hereafter collectively referred to as the Company, by exchanging approximately 60.3 million shares of its common stock for all of the outstanding common stock of Revco (the "Merger"). Each outstanding share of Revco common stock was exchanged for .8842 shares of CVS common stock. In addition, outstanding Revco employee stock options were converted at the same exchange ratio into options to purchase approximately 3.3 million shares of CVS common stock.

     The Merger, which constituted a tax-free reorganization, has been accounted for as a pooling of interests under Accounting Principles Board ("APB") Opinion No. 16, "Accounting for Business Combinations." Accordingly, all prior period financial statements presented have been restated to include the combined results of operations, financial position and cash flows of Revco as if it had always been part of CVS.

     Pursuant to an agreement with the Federal Trade Commission, the Company is required to divest 120 Revco stores, primarily in the Richmond, Virginia area. At June 30, 1997, 114 of the stores had been divested.

     Following is a summary of the results of operations for the separate companies and the combined amounts presented in the consolidated condensed financial statements:

    =====================================================================
                                                 Three Months Ended
                                              March 29,       March 30,
    In millions                                 1997             1996
    ---------------------------------------------------------------------
    Net sales:
         CVS                                    $1,515.0      $1,258.4
         Revco                                   1,645.8       1,299.8
    ---------------------------------------------------------------------
                                                $3,160.8      $2,558.2
    =====================================================================
    Earnings from continuing operations
    before extraordinary item:
         CVS                                    $   58.4      $   40.5
         Revco                                      24.2          31.8
    ---------------------------------------------------------------------
                                                $   82.6      $   72.3
    =====================================================================

     In accordance with Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)," the Company recorded a charge to operating expenses of $411.7 million in the second quarter of 1997 for direct and other merger-related costs pertaining to the merger transaction and certain restructuring programs. Following is a summary of the significant components of the charge:

        =============================================================
        In millions
        -------------------------------------------------------------
        Merger transaction costs                              $ 35.0
        Restructuring costs:
             Employee severance                                 89.8
             Exit costs                                        286.9
        -------------------------------------------------------------
                                                              $411.7
        =============================================================

Part I                                                                   Item 1
================================================================================
                                 CVS CORPORATION
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

     Merger transaction costs primarily include fees for investment bankers, attorneys, accountants, financial printing and other related charges. Restructuring activities primarily relate to the consolidation of administrative functions. These actions will result in the reduction of approximately 1,000 employees, primarily in Revco's Twinsburg, Ohio Headquarters, through the consolidation and closure of certain facilities. Exit costs primarily relate to activities such as the cancellation of lease agreements, closing of stores and the write-down of unutilized fixed assets.

     Asset write-offs included in the above charge totaled $53.7 million. The balance of the pre-tax charge, $358.0 million, will require cash outlays, primarily in 1997 and 1998.

     The Company also recorded a charge to cost of goods sold of approximately $75 million in the second quarter of 1997 to reflect markdowns on non-compatible merchandise.

NOTE 2

     The accompanying consolidated condensed financial statements have been prepared without audit, in accordance with the rules of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with (i) the consolidated financial statements and notes thereto included in CVS Corporation's Annual Report on Form 10-K for the year ended December 31, 1996 and (ii) the supplemental consolidated financial statements as of December 31, 1996 and 1995 and for each of the years in the three-year period ended December 31, 1996, as restated for the merger of CVS and Revco, included in the Company's Current Report on Form 8-K filed on July 17, 1997 (as amended by the Company's Current Report on Form 8-K/A filed on July 23, 1997). These supplemental consolidated financial statements become the Company's historical consolidated financial statements commensurate with the filing of this Form 10-Q.

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

NOTE 3

     During the first quarter of 1997, the Company recorded a charge to operating expenses of $31.0 million for certain non-capitalizable costs associated with the restructuring of Big B, Inc., which the Company acquired in 1996. The significant components of the charge included: $5.3 million for store, distribution and MIS conversion costs, $18.7 million for store closing costs and $7.0 million for duplicate headquarters and administration costs. In accordance with EITF 94-3, this charge includes accrued liabilities related to certain exit plans for identified stores and duplicate corporate facilities. The charge primarily includes costs related to activities such as the cancellation of lease agreements and the write-down of unutilized fixed assets. These exit plans do not benefit the future activities of the retained stores or corporate facilities.

Part I                                                                    Item 1
================================================================================
                                 CVS CORPORATION
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)


NOTE 4

     On May 30, 1997, the Company repaid $600 million of bank debt outstanding under its bank facility which was subsequently terminated (the "Bank Facility Repayment"). In June 1997, the Company redeemed $144.9 million aggregate principal amount of its 10.125% Senior Notes (the "Debt Redemption") at 105% of the principal amount thereof plus accrued interest. In addition, on June 25, 1997, the Company commenced an offer (the "Debt Tender Offer") to purchase for cash $140.0 million aggregate principal amount of its 9.125% Senior Notes under which $118.8 million aggregate principle amount of the 9.125% Senior Notes were repurchased at an average price of 104.72% principle amount plus accrued interest. The Company expects to redeem the remaining 9.125% Senior Notes outstanding on January 15, 1998, the first redemption date, at 103% of principal plus accrued interest. The Bank Facility Repayment, Debt Redemption and Debt Tender Offer (collectively, the "Revco Debt Retirement") were financed with cash on hand and borrowings through the Company's commercial paper program.

     As a result of the Revco Debt Retirement, the Company recorded an after-tax charge of $17.1 million in the second quarter of 1997. This charge, which includes early retirement premiums and the write-off of unamortized finance costs, has been classified as an extraordinary item in the accompanying consolidated condensed statements of operations.

NOTE 5

     Discontinued operations accounted for approximately 2.7% and 2.5% of total assets and approximately 1.6% and 1.8% of total liabilities at June 28, 1997 and December 31, 1996, respectively. Net sales from discontinued operations totaled $179.9 million and $1.7 billion for the six months ended June 28, 1997 and June 29, 1996, respectively.

NOTE 6

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

Part I                                                                   Item 1
================================================================================
                                 CVS CORPORATION
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)


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

NOTE 7

     Following are the components of net interest expense:


=========================================================================================================
                                          Three Months Ended                     Six Months Ended
                                    June 28,            June 29,            June 28,            June 29,
In millions                           1997                1996                1997                1996
---------------------------------------------------------------------------------------------------------
Interest expense                     $(25.1)             $(24.8)             $(44.4)             $(46.0)
Interest income                         8.6                  .1                15.1                 1.7
---------------------------------------------------------------------------------------------------------
Interest expense, net                $(16.5)             $(24.7)             $(29.3)             $(44.3)
=========================================================================================================

Part I                                    Independent Accountants' Review Report
================================================================================


The Board of Directors and Shareholders of
CVS Corporation:

     We have reviewed the consolidated condensed balance sheets of CVS Corporation as of June 28, 1997 and June 29, 1996, and the related consolidated condensed statements of operations for the three and six month periods then ended and cash flows for the six months then ended. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of CVS Corporation as of December 31, 1996 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated July 16, 1997, based on our audit and the report of the other auditors, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/s/ KPMG Peat Marwick LLP
--------------------------------

KPMG Peat Marwick LLP

Providence, Rhode Island
July 30, 1997

Part I                                                                    Item 2
================================================================================
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


MERGER

     On May 29, 1997, CVS Corporation ("CVS") completed a merger with Revco D.S., Inc. ("Revco"), hereafter collectively referred to as the Company, by exchanging approximately 60.3 million shares of its common stock for all of the outstanding common stock of Revco (the "Merger"). Each outstanding share of Revco common stock was exchanged for .8842 shares of CVS common stock. In addition, outstanding Revco employee stock options were converted at the same exchange ratio into options to purchase approximately 3.3 million shares of CVS common stock.

     The Merger, which constituted a tax-free reorganization, has been accounted for as a pooling of interests under Accounting Principles Board ("APB") Opinion No. 16, "Accounting for Business Combinations." Accordingly, all prior period financial statements presented have been restated to include the combined results of operations, financial position and cash flows of Revco as if it had always been part of CVS.

     Pursuant to an agreement with the Federal Trade Commission, the Company is required to divest 120 Revco stores, primarily in the Richmond, Virginia area. At June 30, 1997, 114 of the stores had been divested.

     Following is a summary of the results of operations for the separate companies and the combined amounts presented in the consolidated condensed financial statements:


  =========================================================================
                                                    Three Months Ended
                                                March 29,         March 30,
  In millions                                      1997             1996
  -------------------------------------------------------------------------
  Net sales:
       CVS                                       $1,515.0         $1,258.4
       Revco                                      1,645.8          1,299.8
  -------------------------------------------------------------------------
                                                 $3,160.8         $2,558.2
  =========================================================================
  Earnings from continuing operations
  before extraordinary item:
       CVS                                       $   58.4         $   40.5
       Revco                                         24.2             31.8
  -------------------------------------------------------------------------
                                                 $   82.6         $   72.3
  =========================================================================

     In accordance with Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)," the Company recorded a charge to operating expenses of $411.7 million in the second quarter of 1997 for direct and other merger-related costs pertaining to the merger transaction and certain restructuring programs (the "Revco Restructuring Charge"). Following is a summary of the significant components of the charge:


       ===================================================================
       In millions
       -------------------------------------------------------------------
       Merger transaction costs                                 $   35.0
       Restructuring costs:
            Employee severance                                      89.8
            Exit costs                                             286.9
       -------------------------------------------------------------------
                                                                $  411.7
       ===================================================================

Part I                                                                    Item 2
================================================================================
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


     Merger transaction costs primarily include fees for investment bankers, attorneys, accountants, financial printing and other related charges. Restructuring activities primarily relate to the consolidation of administrative functions. These actions will result in the reduction of approximately 1,000 employees, primarily in Revco's Twinsburg, Ohio Headquarters, through the consolidation and closure of certain facilities. Exit costs primarily relate to activities such as the cancellation of lease agreements, closing of stores and the write-down of unutilized fixed assets.

     Asset write-offs included in the above charge totaled $53.7 million. The balance of the pre-tax charge, $358.0 million, will require cash outlays, primarily in 1997 and 1998.

     The Company also recorded a charge to cost of goods sold of approximately $75 million in the second quarter of 1997 to reflect markdowns on non-compatible merchandise.


RESULTS OF OPERATIONS

     The following discussion explains material changes in the results of operations of the Company for the three and six months ended and June 28, 1997. This discussion should be read in conjunction with (i) the consolidated financial statements and notes thereto included in CVS Corporation's Annual Report on Form 10-K for the year ended December 31, 1996 and (ii) the supplemental consolidated financial statements as of December 31, 1996 and 1995 and for each of the years in the three-year period ended December 31, 1996, together with the related supplemental Management's Discussion and Analysis of Financial Condition and Results of Operations, in each case as restated for the merger of CVS and Revco, included in the Company's Current Report on Form 8-K filed on July 17, 1997 (as amended by the Company's Current Report on Form 8-K/A filed on July 23, 1997).

     The results of operations of the Company's former footwear segment, apparel segment and toys and home furnishings segment have been classified as discontinued operations in the accompanying consolidated condensed statements of operations for all periods presented. The following management discussion focuses primarily on continuing operations.

SECOND QUARTER

     NET SALES for the second quarter of 1997 increased $485.9 million or 18.2% to $3.2 billion, compared to net sales of $2.7 billion for the second quarter of 1996. Same store sales, consisting of sales from stores that have been open for more than one year, rose 9.0%, with pharmacy same store sales increasing 16.8%. Pharmacy sales were 53.8% of total sales in 1997, compared to 51.5% in 1996.

     GROSS MARGIN for the second quarter of 1997 increased $51.4 million or 6.8% to $806.4 million, compared to $755.0 million for the second quarter of 1996. It is important to note that during the second quarter of 1997, the Company recorded a charge of $75.0 million to cost of goods sold to reflect markdowns on non-compatible Revco merchandise (the "Revco Inventory Markdown"). Excluding the effect of the Revco Inventory Markdown, gross margin increased $126.4 million or 16.7% to $881.4 million. The increase in gross margin dollars was primarily due to the increase in net sales for the quarter.

Part I                                                                    Item 2
================================================================================
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


     Gross margin as a percentage of net sales for the second quarter of 1997 was 25.5%, compared to 28.2% for the second quarter of 1996. Excluding the effect of the Revco Inventory Markdown, gross margin as a percentage of net sales for the second quarter of 1997 was 27.9%. The 30 basis point decline in 1997 was primarily due to the continued increase in lower gross margin third party prescription sales and the increase in pharmacy sales as a percentage of total sales.

     TOTAL OPERATING EXPENSES for the second quarter of 1997 were $1.1 billion or 35.2% of net sales, compared to $613.6 million or 22.9% of net sales for the second quarter of 1996.

     As discussed above, during the second quarter of 1997 the Company recorded the Revco Restructuring Charge of $411.7 million. Excluding the effect of the Revco Restructuring Charge, comparable operating expenses were $700.7 million or 22.2% of net sales.

     During the second quarter of 1996, the Company recorded a charge to operating expenses of $12.8 million upon Rite Aid Corporation's announcement that it had withdrawn its tender offer to acquire Revco (the "Rite Aid Charge"). Excluding the effect of the Rite Aid Charge, comparable operating expenses were $600.8 million or 22.5% of net sales.

     The 30 basis point improvement in comparable operating expenses as a percentage of net sales from 1996 was primarily due to (i) the benefit derived from sales in the Company's existing store base growing at a faster rate than operating costs, (ii) the benefit derived from a cost reduction program and
(iii) the benefit derived from key technology investments such as the Company's RX 2000 Pharmacy System, Interactive Voice Response System for prescription refills, Pharmacy Data Warehouse, Point-of-Sale System, Retail Data Warehouse and Field Management System. These systems have collectively allowed the Company to reduce the labor costs associated with filling prescriptions, managing third party healthcare plans, managing promotional events and scheduling employees.

     OPERATING (LOSS) PROFIT for the second quarter of 1997 decreased $447.4 million to an operating loss of $306.0 million, compared to operating profit of $141.4 million for the second quarter of 1996. Excluding the effect of the Revco Inventory Markdown and the Revco Restructuring Charge (collectively, the "Revco Charges") in the second quarter of 1997, and the Rite Aid Charge in the second quarter of 1996, comparable operating profit increased $26.5 million or 17.2%.

     OTHER (EXPENSE) INCOME, NET for the second quarter of 1997 amounted to an expense of $16.5 million, compared to income of $54.6 million for the second quarter of 1996. The decrease in other (expense) income, net in 1997 was primarily due to the $76.6 million gain that was realized in the second quarter of 1996 upon the sale of certain equity securities (the "TJX Gain"). The Company orginally received these securities as a portion of the proceeds from the sale of the Marshalls division to The TJX Companies, Inc. in 1995.

     (LOSS) EARNINGS FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY ITEM for the second quarter of 1997 decreased $345.0 million to a loss of $230.8 million, compared to earnings of $114.2 million for the second quarter of 1996. Excluding the effect of the Revco Charges in the second quarter of 1997, and the Rite Aid Charge and the TJX Gain in 1996, earnings from continuing operations before extraordinary item increased $15.8 million or 20.5% to $92.8 million, or $.52 per share, compared to $77.0 million, or $.44 per share for the second quarter of 1996.

Part I                                                                    Item 2
================================================================================
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


     DISCONTINUED OPERATIONS - In June 1997, the Company sold its remaining investment in Linens 'n Things. Inc. for total proceeds of approximately $147.4 million, which resulted in a pre-tax gain of approximately $65 million. This gain has been reflected in discontinued operations. In conjunction with recording this gain, the Company recorded a pre-tax charge of approximately $35 million in discontinued operations to finalize certain liabilities accrued for in the CVS Restructuring Charge discussed below. During the second quarter of 1996, the Company recorded, as a component of discontinued operations, a pre-tax charge of $235.0 million ($148.0 million after tax) (the "CVS Restructuring Charge") after receiving approval from its Board of Directors to implement (i) a formal plan to separate the Linens 'n Things and Bob's divisions from the Company and (ii) a formal plan to convert 80 - 100 of Thom McAn's stores to the Footaction store format and to exit the Thom McAn business by mid-1997.

     EXTRAORDINARY ITEM - The Company recorded an after-tax charge in the amount of $17.1 million in the second quarter of 1997 relating to the early retirement of certain Revco debt (the "Extraordinary Item"). This charge, which includes early retirement premiums and the write-off of unamortized finance costs, has been classified as an extraordinary item in the accompanying consolidated condensed statements of operations. For further discussion, see "Liquidity and Capital Resources" below.

     NET (LOSS) EARNINGS for the second quarter of 1997 was a net loss of $230.5 million, or $1.37 per share, compared to a net loss of $39.3 million, or $.26 per share for the second quarter of 1996.


SIX MONTHS

     NET SALES for the first six months of 1997 increased $1.1 billion or 20.8% to $6.3 billion, compared to net sales of $5.2 billion for the first six months of 1996. Same store sales, consisting of sales from stores that have been open for more than one year, rose 11.0%, with pharmacy same store sales increasing 17.5%. Pharmacy sales were 54.6% of total sales for the first six months of 1997, compared to 51.7% for the first six months of 1996.

     GROSS MARGIN for the first six months of 1997 increased $215.6 million or 14.5% to $1.7 billion, compared to $1.5 billion in 1996. Excluding the effect of the Revco Inventory Markdown, gross margin increased $290.6 million or 19.5% to $1.8 billion. The increase in gross margin dollars was primarily due to the increase in net sales for the period. Gross margin as a percentage of net sales for the first six months of 1997 was 27.0%, compared to 28.5 % for the first six months of 1996. Excluding the effect of the Revco Inventory Markdown, gross margin as a percentage of net sales was 28.2% for the first six months of 1997. The 30 basis point decline in 1997 was primarily due to the continued increase in lower gross margin third party prescription sales and the increase in pharmacy sales as a percentage of total sales.

Part I                                                                    Item 2
================================================================================
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


     TOTAL OPERATING EXPENSES for the first six months of 1997 were $1.9 billion or 29.3% of net sales, compared to $1.2 billion or 23.0% of net sales for the first six months quarter of 1996.

      It is important to note that during the first quarter of 1997, the Company recorded a charge to operating expenses of $31.0 million for certain non-capitalizable costs associated with the restructuring of Big B, Inc., which the Company acquired in 1996 (the "Big B Restructuring Charge"). The significant components of the charge included: $5.3 million for store, distribution and MIS conversion costs, $18.7 million for store closing costs and $7.0 million for duplicate headquarters and administration costs. In accordance with EITF 94-3, this charge includes accrued liabilities related to certain exit plans for identified stores and duplicate corporate facilities. The charge primarily includes costs related to activities such as the cancellation of lease agreements and the write-down of unutilized fixed assets. These exit plans do not benefit the future activities of the retained stores or corporate facilities. Excluding the effect of the Revco Restructuring Charge and the Big B Restructuring Charge, comparable operating expenses for the first six months of 1997 were $1.4 billion or 22.3% of net sales.

     Excluding the effect of the Rite Aid Charge, comparable operating expenses for 1996 were $1.2 billion or 22.8% of net sales.

     The 50 basis point improvement in comparable operating expenses as a percentage of net sales from 1996 was primarily due to (i) the benefit derived from sales in our existing store base growing at a faster rate than operating costs, (ii) the benefit derived from a cost reduction program and (iii) the benefit derived from key technology investments such as our RX 2000 Pharmacy System, Interactive Voice Response System for prescription refills, Pharmacy Data Warehouse, Point-of-Sale System, Retail Data Warehouse and Field Management System. These systems have collectively allowed the Company to reduce the labor costs associated with filling prescriptions, managing third party healthcare plans, managing promotional events and scheduling employees.

     OPERATING (LOSS) PROFIT for the first six months of 1997 decreased $431.3 million to a loss of $144.9 million, compared to income of $286.4 million for the first six months of 1996. Excluding the effect of the Revco Charges and the Big B Restructuring Charge in the first six months of 1997 and the Rite Aid Charge in 1996, comparable operating profit increased $73.6 million or 24.6% to $372.8 million in 1997, compared to $299.2 million in 1996. Comparable operating profit as a percentage of net sales was 5.9% for the first six months of 1997, compared to 5.7% in 1996.

     OTHER (EXPENSE) INCOME, NET for the first six months of 1997 amounted to an expense of $29.3 million, compared to income of $37.8 million for first six months of 1996. The decrease in other (expense) income, net in 1997 was primarily due to the TJX Gain.

     (LOSS) EARNINGS FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY ITEM for the first six months of 1997 decreased $334.6 million to a loss of $148.1 million, compared to income of $186.5 million for the first six months of 1996. Excluding the effect of the Revco Charges and the Big B Restructuring Charge in the first six months of 1997, and the Rite Aid Charge and the TJX Gain in 1996, earnings from continuing operations before extraordinary item increased $45.1 million or 30.2% to $194.0 million, or $1.09 per share, compared to $148.9 million, or $.86 per share for the first six months of 1996.

Part I                                                                    Item 2
================================================================================
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


     EXTRAORDINARY ITEM - As discussed above, the Company recorded an after-tax charge in the amount of $17.1 million in the second quarter of 1997 relating to the early retirement of certain Revco debt. For further discussion, see "Liquidity and Capital Resources" below.

     DISCONTINUED OPERATIONS - As discussed above, in June 1997, the Company sold its remaining investment in Linens 'n Things. Inc. for total proceeds of approximately $147.4 million, which resulted in a pre-tax gain of approximately $65 million. This gain has been reflected in discontinued operations. In conjunction with recording this gain, the Company recorded a pre-tax charge of approximately $35 million in discontinued operations to finalize certain liabilities accrued for in the CVS Restructuring Charge. As further discussed above, during the second quarter of 1996, the Company recorded, as a component of discontinued operations, a pre-tax charge of $235.0 million ($148.0 million after tax) after receiving approval from its Board of Directors to implement
(i) a formal plan to separate the Linens 'n Things and Bob's divisions from the Company and (ii) a formal plan to convert 80 - 100 of Thom McAn's stores to the Footaction store format and to exit the Thom McAn business by mid-1997.

     NET (LOSS) EARNINGS for the first six months of 1997 was a net loss of $147.7 million, or $.91 per share, compared to net earnings of $6.8 million for the first six months of 1996.

     As of June 28, 1997, the Company operated 3,924 stores in 24 states and the District of Columbia.


LIQUIDITY AND CAPITAL RESOURCES

     The following discussion explains the significant developments affecting the Company's financial condition since December 31, 1996. This discussion should be read in conjunction with (i) the consolidated financial statements and notes thereto included in CVS Corporation's Annual Report on Form 10-K for the year ended December 31, 1996 and (ii) the supplemental consolidated financial statements as of December 31, 1996 and 1995 and for each of the years in the three-year period ended December 31, 1996, together with the related supplemental Management's Discussion and Analysis of Financial Condition and Results of Operations, in each case as restated for the merger of CVS and Revco, included in the Company's Current Report on Form 8-K filed on July 17, 1997 (amended by the Company's Current Report on Form 8-K/A filed on July 23, 1997).

     The Company has three primary sources of liquidity: (i) cash provided by operations, (ii) commercial paper and (iii) bank loan participation notes. In connection with the Merger, the Company replaced its $320 million credit facility with a $670 million, five year unsecured revolving credit facility and obtained a $330 million, 364 day unsecured revolving line of credit due May 29, 1998 (collectively the "Credit Facilities"). The Company can also obtain short-term financing through the issuance of bank loan participation notes.

     The Credit Facilities contain customary financial and operating covenants. Management believes that the restrictions contained in these covenants do not materially affect the Company's financial flexibility.

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

Part I                                                                    Item 2
================================================================================
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


     In connection with the Merger, on May 30, 1997, the Company repaid $600 million of bank debt outstanding under its Revco Bank Facility which was subsequently terminated (the "Bank Facility Repayment"). In June 1997, the Company redeemed $144.9 million aggregate principal amount of its 10.125% Senior Notes (the Debt Redemption") at 105% of the principal amount thereof plus accrued interest. In addition, on June 25, 1997, the Company commenced an offer (the "Debt Tender Offer") to purchase for cash $140 million aggregate principal amount of its 9.125% Senior Notes under which $118.8 million of the aggregate principal amount of the 9.125% Senior Notes were repurchased at an average price of 104.72% principal amount plus accrued interest. The Company expects to redeem the remaining 9.125% Senior Notes outstanding on January 15, 1998, the first redemption date, at 103% of principal plus accrued interest. The Bank Facility Repayment, Debt Redemption and Debt Tender Offer were financed with cash on hand and borrowings through the Company's commercial paper program.

     For the six months ended June 28, 1997, cash and cash equivalents decreased $396.9 million to $74.9 million.

     NET CASH USED IN OPERATING ACTIVITIES increased $142.7 million to $33.3 million for the first six months of 1997, compared to the first six months of 1996 primarily due to cash payments made pursuant to the Company's various restructuring activities and to decreases in accounts payable and accrued expenses which are primarily related to the Company's discontinued operations.

     NET CASH PROVIDED BY INVESTING ACTIVITIES decreased $89.3 million to $160.0 million during the first six months of 1997, compared to the first six months of 1996 primarily due to (i) lower capital expenditures in 1997 that resulted from the Company's discontinued operations and (ii) the decrease in the proceeds received from the sale or disposal of assets offset in part by the proceeds received from the sale of the Company's remaining investment in Linens 'n Things, Inc. and the sale of a note receivable that was received as a portion of the proceeds from the sale of a former division.

     NET CASH USED IN FINANCING ACTIVITIES increased $110.5 million to $523.6 million during the first six months of 1997, compared to the first six months of 1996 primarily due to the Bank Facility Repayment and Debt Redemption offset in part by a decrease in book overdrafts and an increase in the proceeds received from the issuance of common stock.


CAPITAL EXPENDITURES

     Capital expenditures were $99.2 million and $143.6 million in the first six months of 1997 and 1996, respectively. These expenditures were primarily for (i) new stores, (ii) improvements to existing stores, (iii) store equipment, (iv) information systems and (v) distribution and office facilities. The lower capital expenditure level in 1997 was primarily due to the Company's discontinued operations.

Part I                                                                    Item 2
================================================================================
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


CAUTIONARY STATEMENT CONCERNING FORWARD LOOKING STATEMENTS

     We have made forward-looking statements in this Form 10-Q that are subject to risks and uncertainties. Forward-looking statements include the information concerning future results of operations of CVS after completion of the merger with Revco; the information concerning CVS' ability to continue to achieve significant sales growth; the information concerning CVS' ability to continue to reduce selling, general and administrative expenses as a percentage of net sales; as well as those preceded by, followed by or that otherwise include the words: "believes," "expects," "anticipates," "intends," "estimates" or other similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed elsewhere in this Form 10-Q (including in the notes to the consolidated condensed financial statements included herein) and in our Annual Report on Form 10-K for the year ended December 31, 1996, could affect the future results of CVS and could cause those results to differ materially from those expressed in our forward-looking statements: materially adverse changes in economic conditions generally in the markets served by CVS; material changes in inflation; future regulatory and legislative actions affecting the chain-drug industry; competition from other drugstore chains; from alternative distribution channels such as supermarkets, membership clubs, other retailers and mail order companies; and from third party plans; and the continued efforts of health maintenance organizations, managed care organizations, patient benefit management companies and other third party payors to reduce prescription drug costs. The forward-looking statements referred to above are also subject to uncertainties and assumptions relating to the operations and results of operations of CVS following the merger with Revco, including: risks relating to CVS' ability to combine the businesses of CVS and Revco and maintain current operating performance levels during the integration period and the challenges inherent in diverting CVS' management focus and resources from other strategic opportunities and from operational matters for an extended period of time during the integration process; CVS' ability to continue to secure suitable new store locations on favorable lease terms; relationships with suppliers; CVS' ability to continue to purchase inventory on favorable terms; and CVS' ability to attract, hire and retain suitable pharmacists and management personnel.

Part II                                                                  Item 4
================================================================================
               Submission of Matters to a Vote of Security Holders


     On May 27, 1997 CVS held its Annual Meeting to Shareholders. Eleven Directors were elected for a term of one year expiring in May 1998. All directors continuing in service were reelected at the meeting. The individuals elected and the votes cast for each were:

          NAME                             FOR                 AGAINST
      ====================================================================
      Allan J. Bloostein                97,401,104             667,419
      W. Don Cornwell                   97,403,447             665,076
      Thomas P. Gerrity                 97,401,682             666,841
      Stanley P. Goldstein              97,390,156             678,367
      William H. Joyce                  97,405,632             662,891
      Terry R. Lautenbach               97,400,814             667,709
      Terrence Murray                   97,402,416             666,107
      Thomas M. Ryan                    97,404,467             664,056
      Ivan G. Seidenberg                97,402,047             666,776
      Patricia Carry Stewart            97,396,874             671,649
      M. Cabell Woodward, Jr.           97,388,534             679,989


The following additional items were voted upon at the meeting:

(1) The approval of the proposed merger of CVS and Revco which was ratified by the following vote


      For          Against              Abstained              Broker Non-Votes
================================================================================
  90,472,771       284,564               226,437                  7,084,750


(2) The approval of the CVS 1997 Incentive Compensation Plan which was ratified by the following vote

      For          Against              Abstained              Broker Non-Votes
================================================================================
  86,483,101     4,061,322               439,347                  7,084,750


(3) The appointment of KPMG Peat Marwick LLP as CVS' independent auditors for the year ended December 31, 1997 which was ratified by the following vote

      For          Against              Abstained
=======================================================
   97,659,078      141,116               268,328

Part II                                                                   Item 6
================================================================================
                        Exhibits and Reports on Form 8-K


EXHIBITS:

     11        Computation of Per Common Share Earnings

     15        Letter re: Unaudited Interim Financial Information

     27        Financial Data Schedule - June 28, 1997

     99.1      Independent Auditors' Report

     99.2      Letter re: Independent Auditors' Preferability Letter

REPORTS ON FORM 8-K:

               On May 30, 1997, the Registrant filed a Current Report on Form 8-K in connection with the Registrant's completion of the merger of CVS Corporation and Revco D.S., Inc.

               On July 16, 1997, the Registrant filed a Current Report on Form 8-K in connection with complying with a covenant contained in its Merger Agreement with Revco D.S., Inc. that required CVS to report interim results for a period of at least 30 days following the effective time of the merger of CVS Corporation and Revco D.S., Inc.

               On July 17, 1997, the Registrant filed a Current Report on Form 8-K in connection with reporting interim results for the three and six months ended June 28, 1997.

               On July 17, 1997, the Registrant filed a Current Report on Form 8-K in connection with filing supplemental consolidated financial statements as of December 31, 1996 and 1995 and for each of the years in the three-year period ended December 31, 1996, together with the related supplemental Management's Discussion and Analysis of Financial Condition and Results of Operations, in each case as restated for the merger of CVS Corporation and Revco D.S., Inc.

               On July 23, 1997, the Registrant filed a Current Report on Form 8-K/A in connection with correcting the date of the report of Arthur Andersen LLP on the consolidated statements of income, changes in stockholders' equity and cash flows of Revco D.S., Inc. and Subsidiaries for the fiscal year ended June 3, 1995 included as
          Exhibit 99.1 of Registrant's Current Report on Form 8-K filed on
          July 17, 1997 which was inadvertently dated July 27, 1997 rather than July 27, 1995.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVS Corporation
(Registrant)




/s/ Charles C. Conaway

CHARLES C. CONAWAY
Executive Vice President and Chief Financial Officer
August 8, 1997