Form 10-Q
period 1997-09-27
CVS CORP
filed 1997-11-06
CIK 64803

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


--------------------------------------------------------------------------------


For the Quarterly Period Ended                            Commission File Number
September 27, 1997                                                        1-1011


                                 CVS CORPORATION
             (Exact name of registrant as specified in its charter)


Delaware                                                              05-0494040
(State of Incorporation)                 (I.R.S. Employer Identification Number)


                  One CVS Drive, Woonsocket, Rhode Island 02895
                    (Address of principal executive offices)


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


         Common Stock, $.01 par value, outstanding at October 31, 1997:

                               172,206,843 shares


================================================================================

                                      INDEX
================================================================================

                                                                            PAGE
PART I

    ITEM 1.  FINANCIAL STATEMENTS

       Consolidated Condensed Statements of Operations -
          Three and Nine Months Ended September 27, 1997
          and September 28, 1996                                              3

       Consolidated Condensed Balance Sheets -
          As of September 27, 1997 and December 31, 1996                      4

       Consolidated Condensed Statements of Cash Flows -
          Nine Months Ended September 27, 1997 and September 28, 1996         5

       Notes to Consolidated Condensed Financial Statements                   6

       Independent Accountants' Review Report                                 9

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS                          10


PART II

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                16

Part I                                                                    Item 1
================================================================================
                                 CVS CORPORATION
                 Consolidated Condensed Statements of Operations
                                   (Unaudited)

                                                               Three Months Ended              Nine Months Ended
                                                         SEPTEMBER 27,   September 28,    SEPTEMBER 27,   September 28,
In millions, except per share amounts                        1997            1996            1997             1996
======================================================================================================================

Net sales                                                  $3,080.3        $2,638.1        $9,401.8         $7,871.0
Cost of goods sold, buying and warehousing costs            2,240.8         1,911.1         6,855.8          5,653.0
----------------------------------------------------------------------------------------------------------------------
     Gross margin                                             839.5           727.0         2,546.0          2,218.0
Selling, general and administrative expenses                  638.6           583.6         1,938.9          1,681.6
Depreciation and amortization                                  59.3            47.6           167.7            141.3
Non-recurring charge                                             --              --           442.7             12.8
----------------------------------------------------------------------------------------------------------------------
     Total operating expenses                                 697.9           631.2         2,549.3          1,835.7
----------------------------------------------------------------------------------------------------------------------
Operating profit (loss)                                       141.6            95.8            (3.3)           382.3

Gain on sale of securities                                       --            25.5              --            102.1
Dividend income                                                  --             0.1              --              5.6
Interest expense, net                                          (9.4)          (16.4)          (38.8)           (60.7)
----------------------------------------------------------------------------------------------------------------------
     Other (expense) income, net                               (9.4)            9.2           (38.8)            47.0
----------------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations before
     income taxes and extraordinary item                      132.2           105.0           (42.1)           429.3
Income tax provision                                           57.5            44.2            31.4            182.0
----------------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations before
     extraordinary item                                        74.7            60.8           (73.5)           247.3
Discontinued operations:
     Loss from operations, net of income tax
         benefit of $31.0 in 1996                                --              --              --            (54.8)
     Estimated income (loss) on disposal, net of
         income tax (provisions) benefit of $(12.4)
         in 1997 and $(15.2) and $55.3 in 1996                   --            18.8            17.5           (106.2)
----------------------------------------------------------------------------------------------------------------------
     Earnings (loss) from discontinued operations                --            18.8            17.5           (161.0)
----------------------------------------------------------------------------------------------------------------------
Earnings (loss) before extraordinary item                      74.7            79.6           (56.0)            86.3
Extraordinary item, loss related to early retirement
     of debt, net of tax benefit of $11.4                        --              --           (17.1)              --
----------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                            74.7            79.6           (73.1)            86.3
Preferred dividends, net                                       (3.4)           (3.6)          (10.3)           (10.9)
----------------------------------------------------------------------------------------------------------------------
Net earnings (loss) available to common shareholders       $   71.3        $   76.0        $  (83.4)        $   75.4
======================================================================================================================

PER COMMON SHARE:
     Earnings (loss) from continuing operations
         before extraordinary item                         $   0.41        $   0.34       $   (0.49)        $   1.43
     Earnings (loss) from discontinued operations                --            0.12            0.10            (0.97)
     Extraordinary item, net of tax                              --              --           (0.10)              --
----------------------------------------------------------------------------------------------------------------------
     Net earnings (loss)                                   $   0.41        $   0.46        $  (0.49)        $   0.46
======================================================================================================================
Weighted average common shares outstanding                    174.1           166.6           171.7            165.9
======================================================================================================================
Dividends declared per common share                        $   0.11        $   0.11        $   0.33         $   0.33
======================================================================================================================


See accompanying notes to consolidated condensed financial statements.

Part I                                                                    Item 1
================================================================================
                                 CVS CORPORATION
                      Consolidated Condensed Balance Sheets


                                                                           SEPTEMBER 27,
                                                                               1997           December 31,
In millions, except per share amounts                                       (UNAUDITED)          1996
=========================================================================================================

ASSETS:
     Cash and cash equivalents                                               $  151.9          $  471.8
     Investments                                                                 --               181.4
     Accounts receivable, net                                                   346.8             350.7
     Inventories                                                              2,499.8           2,328.2
     Other current assets                                                       328.8             196.8
---------------------------------------------------------------------------------------------------------
        TOTAL CURRENT ASSETS                                                  3,327.3           3,528.9

     Property and equipment, net                                                955.7             965.5
     Deferred charges and other assets                                          254.8             282.8
     Goodwill, net                                                              707.3             721.7
     Reorganization value in excess of amounts allocated
       to identifiable assets                                                   112.3             194.8
---------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                $ 5,357.4         $ 5,693.7
=========================================================================================================

LIABILITIES:
     Accounts payable                                                       $ 1,167.2         $ 1,046.3
     Accrued expenses                                                         1,449.0           1,076.5
---------------------------------------------------------------------------------------------------------
        TOTAL CURRENT LIABILITIES                                             2,616.2           2,122.8

     Long-term debt                                                             313.2           1,184.3
     Other long-term liabilities                                                191.9             190.2

SHAREHOLDERS' EQUITY:
     Preference stock; par value $1.00, 50 shares authorized;
        Series One ESOP Convertible, liquidation value $53.45;
        5.3 and 5.6 shares issued and outstanding at September 27,
        1997 and December 31, 1996, respectively                                285.8             298.6
     Common stock; par value $.01, 300 shares authorized,
        177.8 and 172.2 shares issued at September 27, 1997 and
        December 31, 1996, respectively                                           1.8               1.7
     Treasury stock at cost; 5.6 and 5.8 shares at September 27,
        1997 and December 31, 1996, respectively                               (262.0)           (273.1)
     Guaranteed ESOP obligation                                                (292.1)           (292.1)
     Capital surplus                                                          1,030.3             875.9
     Retained earnings                                                        1,472.3           1,587.8
     Other                                                                         --              (2.4)
---------------------------------------------------------------------------------------------------------
        TOTAL SHAREHOLDERS' EQUITY                                            2,236.1           2,196.4
---------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $5,357.4          $5,693.7
=========================================================================================================



See accompanying notes to consolidated condensed financial statements.

Part I                                                                    Item 1
================================================================================
                                 CVS CORPORATION
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                    Nine Months Ended
                                                              SEPTEMBER 27,    September 28,
In millions                                                       1997              1996
-------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                       $ 196.0           $ 267.1
===========================================================================================

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                         (178.4)           (227.0)
     Proceeds from sale of investments                            309.7             252.1
     Proceeds from sale or disposal of assets                      67.1             165.6
     Acquisition, net of cash                                        --             (13.4)
-------------------------------------------------------------------------------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                         198.4             177.3
===========================================================================================


CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease in long-term debt                                  (879.8)           (243.8)
     Increase (decrease) in book overdrafts                        55.1            (163.1)
     Dividends paid                                               (42.4)            (99.1)
     Proceeds from stock options exercised                        152.8              20.2
-------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                            (714.3)           (485.8)
===========================================================================================


Net decrease in cash and cash equivalents                        (319.9)            (41.4)
Cash and cash equivalents at beginning of period                  471.8             145.2
-------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 151.9           $ 103.8
===========================================================================================



See accompanying notes to consolidated condensed financial statements.

Part I                                                                    Item 1
================================================================================
                                 CVS CORPORATION
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)


NOTE 1

        On May 29, 1997, CVS Corporation ("CVS") completed a merger with Revco D.S., Inc. ("Revco"), hereafter collectively referred to as the Company, pursuant to which approximately 60.3 million shares of CVS common stock were issued in exchange for all of the outstanding common stock of Revco (the "Merger"). Each outstanding share of Revco common stock was exchanged for .8842 shares of CVS common stock in the Merger. In addition, outstanding Revco employee stock options were converted at the same exchange ratio into options to purchase approximately 3.3 million shares of CVS common stock.

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

        Pursuant to a consent decree with the Federal Trade Commission entered into in connection with the Merger, the Company divested 120 Revco stores, primarily in the Richmond, Virginia area.

        In accordance with Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)," the Company recorded a charge to operating expenses of $411.7 million in the second quarter of 1997 for direct and other merger-related costs pertaining to the Merger transaction and certain related restructuring activities. Following is a summary of the significant components of the charge:


                                      MERGER     UTILIZED   RESERVE BALANCE
         In millions                  CHARGE     IN 1997      AT 9/27/97
         ------------------------------------------------------------------
         Merger transaction costs     $ 35.0      $32.1        $  2.9
         Restructuring costs:
              Employee severance        89.8       19.9          69.9
              Exit costs               286.9       39.7         247.2
         ------------------------------------------------------------------
                                      $411.7      $91.7        $320.0
         ==================================================================


        Merger transaction costs primarily include fees for investment bankers, attorneys, accountants, financial printing and other related charges. Restructuring activities primarily relate to the consolidation of CVS' and Revco's administrative functions. These actions will result in the reduction of approximately 1,000 employees, primarily in Revco's Twinsburg, Ohio headquarters, through the consolidation and closure of certain facilities. Exit costs primarily relate to activities such as the cancellation of lease agreements, closing of stores and the write-down of unutilized fixed assets.

        Asset write-offs included in the above charge totaled $53.7 million. The balance of the pre-tax charge, $358.0 million, will require cash outlays primarily through 1998. As of September 27, 1997, approximately $266.3 million remained unpaid.

        The Company also recorded a charge to cost of goods sold of approximately $75 million in the second quarter of 1997 to reflect markdowns on non-compatible merchandise in the Revco stores. As of September 27, 1997, approximately $11.2 million of this markdown reserve had been utilized.

Part I                                                                    Item 1
================================================================================
                                 CVS CORPORATION
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)


NOTE 2

        The accompanying consolidated condensed financial statements have been prepared without audit, in accordance with the rules of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the supplemental consolidated financial statements as of December 31, 1996 and 1995 and for each of the years in the three-year period ended December 31, 1996, in each case as restated for the merger of CVS and Revco, included in the Company's Current Report on Form 8-K filed on July 17, 1997 (as amended by the Company's Current Report on Form 8-K/A filed on July 23, 1997). These supplemental consolidated financial statements became the Company's historical consolidated financial statements commensurate with the filing of Form 10-Q for the quarterly period ended June 28, 1997.

        In the opinion of management, the accompanying consolidated condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present a fair statement of the Company's results for the interim periods presented. Because of the influence of various factors on the Company's operations, including certain holidays and other seasonal influences, net earnings for any interim period may not be comparable to the same interim period in previous years, nor necessarily indicative of earnings for the full year.

NOTE 3

        During the first quarter of 1997, the Company recorded a charge to operating expenses of $31.0 million for certain non-capitalizable costs associated with the restructuring of Big B, Inc., which the Company acquired in 1996. The significant components of the charge included: $5.3 million for store, distribution and MIS conversion costs, $18.7 million for store closing costs and $7.0 million for duplicate headquarters and administration costs. In accordance with EITF 94-3, this charge includes accrued liabilities related to certain exit plans for identified stores and duplicate corporate facilities, such as the cancellation of lease agreements and the write-down of unutilized fixed assets. These exit plans do not benefit the future activities of the retained stores or corporate facilities. As of September 27, 1997, $12.1 million of the restructuring reserve had been utilized.

NOTE 4

        On May 30, 1997, the Company repaid $600 million of bank debt outstanding under its bank facility which was subsequently terminated (the "Bank Facility Repayment"). In June 1997, the Company redeemed all $144.9 million aggregate principal amount of its 10.125% Senior Notes due June 1, 2002 (the "Debt Redemption") at 105% of the principal amount plus accrued interest. In addition, on June 25, 1997, the Company commenced an offer (the "Debt Tender Offer") to purchase for cash any and all of the $140.0 million aggregate principal amount of its 9.125% Senior Notes due January 15, 2000 under which $120.8 million aggregate principal amount was repurchased at an average of 104.61% of the principal amount plus accrued interest. The Company expects to redeem the remaining 9.125% Senior Notes outstanding on January 15, 1998, the first redemption date. The Bank Facility Repayment, Debt Redemption and Debt Tender Offer (collectively, the "Revco Debt Retirement") were financed with cash on hand and borrowings through the Company's commercial paper program.

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


NOTE 5

        Primary earnings per share is computed by dividing (i) net earnings after deducting the after-tax dividends on ESOP Preference Stock, by (ii) the weighted average number of common shares outstanding during the period assuming the exercise of stock options ("Primary Shares").

        Fully diluted earnings per share assumes that the ESOP Preference Stock is converted into common stock. Fully diluted earnings per share is computed by dividing (i) net earnings after deducting the after-tax difference between the current dividends on the ESOP Preference Stock and the common stock and after making adjustments for certain non-discretionary expenses that are based on net earnings such as incentive bonuses and profit sharing by (ii) Primary Shares plus the number of additional common shares that would be issued upon the conversion of the ESOP Preference Stock. Fully diluted earnings per share is not presented on the face of the consolidated condensed statements of operations in accordance with APB Opinion No. 15, "Earnings Per Share."

NOTE 6

        In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". The statement, which is effective for fiscal years ending after December 15, 1997, will be adopted by the Company during the fourth quarter of 1997. This standard requires the dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. It also requires a reconciliation of the computation between basic and diluted earnings per share. The adoption of this statement is not expected to have a material impact on reported earnings per share.

        In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." These pronouncements are effective for fiscal years ending after December 15, 1997. SFAS No. 130 establishes disclosure standards for the components of comprehensive income in financial statements. SFAS No. 131 requires companies to report financial information based on how management internally organizes information to make operating decisions and assess performance. The Company does not currently expect to be impacted by SFAS No.
130. The Company is presently evaluating the applicability of SFAS No. 131.

Part I                                    Independent Accountants' Review Report
================================================================================



The Board of Directors and Shareholders of
CVS Corporation:

        We have reviewed the consolidated condensed balance sheets of CVS Corporation as of September 27, 1997 and September 28, 1996, and the related consolidated condensed statements of operations for the three and nine months then ended and cash flows for the nine months then ended. These financial statements are the responsibility of the Company's management.

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


/s/ KPMG Peat Marwick LLP
------------------------------------
KPMG PEAT MARWICK LLP


Providence, Rhode Island
October 22, 1997

Part I                                                                    Item 2
================================================================================
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


THE CVS/REVCO MERGER

        On May 29, 1997, CVS Corporation ("CVS") completed a merger with Revco D.S., Inc. ("Revco"), hereafter collectively referred to as the Company, pursuant to which approximately 60.3 million shares of CVS common stock were issued in exchange for all of the outstanding common stock of Revco (the "Merger"). Each outstanding share of Revco common stock was exchanged for .8842 shares of CVS common stock in the Merger. In addition, outstanding Revco employee stock options were converted at the same exchange ratio into options to purchase approximately 3.3 million shares of CVS common stock.

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

        Pursuant to a consent decree with the Federal Trade Commission entered into in connection with the Merger, the Company divested 120 Revco stores, primarily in the Richmond, Virginia area.

        In accordance with Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)," the Company recorded a charge to operating expenses of $411.7 million in the second quarter of 1997 for direct and other merger-related costs pertaining to the Merger transaction and certain related restructuring activities. Following is a summary of the significant components of the charge:


                                       MERGER      UTILIZED    RESERVE BALANCE
         In millions                   CHARGE      IN 1997       AT 9/27/97
         ---------------------------------------------------------------------
         Merger transaction costs     $ 35.0        $32.1         $  2.9
         Restructuring costs:
              Employee severance        89.8         19.9           69.9
              Exit costs               286.9         39.7          247.2
         ---------------------------------------------------------------------
                                      $411.7        $91.7         $320.0
         =====================================================================


        Merger transaction costs primarily include fees for investment bankers, attorneys, accountants, financial printing and other related charges. Restructuring activities primarily relate to the consolidation of CVS' and Revco's administrative functions. These actions will result in the reduction of approximately 1,000 employees, primarily in Revco's Twinsburg, Ohio headquarters, through the consolidation and closure of certain facilities. Exit costs primarily relate to activities such as the cancellation of lease agreements, closing of stores and the write-down of unutilized fixed assets.

        Asset write-offs included in the above charge totaled $53.7 million. The balance of the pre-tax charge, $358.0 million, will require cash outlays primarily through 1998. As of September 27, 1997, approximately $266.3 million remained unpaid.

        The Company also recorded a charge to cost of goods sold of approximately $75 million in the second quarter of 1997 to reflect markdowns on non-compatible merchandise in the Revco stores. As of September 27, 1997, approximately $11.2 million of this markdown reserve had been utilized.

Part I                                                                    Item 2
================================================================================
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


RESULTS OF OPERATIONS

        The following discussion explains material changes in the results of operations of the Company for the three and nine months ended September 27, 1997. This discussion should be read in conjunction with the supplemental consolidated financial statements as of December 31, 1996 and 1995 and for each of the years in the three-year period ended December 31, 1996, together with the related supplemental Management's Discussion and Analysis of Financial Condition and Results of Operations, in each case as restated for the merger of CVS and Revco, included in the Company's Current Report on Form 8-K filed on July 17, 1997 (as amended by the Company's Current Report on Form 8-K/A filed on July 23,
1997).

        The results of operations of the Company's former footwear, apparel and toys and home furnishings segments have been classified as discontinued operations in the accompanying consolidated condensed statements of operations for all periods presented. The following discussion focuses primarily on continuing operations.


THIRD QUARTER (1997 versus 1996)

        NET SALES for the third quarter of 1997 increased $442.2 million or 16.8% to $3.1 billion, compared to net sales of $2.6 billion for the third quarter of 1996. Same store sales rose 10.4%, with pharmacy same store sales increasing 17.5%. Pharmacy sales were 55% of total sales in 1997, compared to 52% in 1996. As of September 27, 1997, the Company operated 3,909 stores in 24 states and the District of Columbia, compared to 3,608 as of September 28, 1996.

        GROSS MARGIN for the third quarter of 1997 increased $112.5 million or 15.5% to $839.5 million, compared to $727.0 million for the third quarter of 1996. Gross margin as a percentage of net sales for the third quarter of 1997 was 27.3%, compared to 27.6% for the third quarter of 1996. The 30 basis point decline in 1997 was primarily due to the continued increase in lower gross margin third party prescription sales and pharmacy sales as a percentage of total sales.

        TOTAL OPERATING EXPENSES for the third quarter of 1997 decreased to 22.7% of net sales, or $697.9 million, compared to 23.9% of net sales, or $631.2 million for the third quarter of 1996. The 120 basis point improvement in operating expenses as a percentage of net sales was primarily due to the benefits derived from: (i) sales in the Company's existing store base growing at a faster rate than operating costs, (ii) the CVS Strategic Restructuring Program, (iii) the consolidation of CVS' and Revco's administrative functions,
(iv) store operating improvements and (v) key technology investments such as the Company's RX 2000 Pharmacy System, Interactive Voice Response System for prescription refills, Pharmacy Data Warehouse, Point-of-Sale System, Retail Data Warehouse and Field Management System (collectively, the "Operating Expense Improvement Factors").

        OPERATING PROFIT for the third quarter of 1997 increased $45.8 million or 47.8% to $141.6 million, compared to $95.8 million for the third quarter of 1996.

        OTHER (EXPENSE) INCOME, NET for the third quarter of 1997 amounted to an expense of $9.4 million, compared to income of $9.2 million for the third quarter of 1996. The decrease was primarily due to the $25.5 million gain that was realized in the third quarter of 1996 upon the sale of certain equity securities received as part of the proceeds from the sale of the Marshalls division to The TJX Companies, Inc. ("TJX"). The effect of the 1996 gain was offset, in part, by the $7.0 million decrease in net interest expense during the third quarter of 1997 which resulted primarily from improved working capital management and the Revco Debt Retirement discussed below.

        EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY ITEM for the third quarter of 1997 increased $13.9 million or 22.8% to $74.7 million, or $0.41 per share, compared to $60.8 million, or $0.34 per share, for the third quarter of 1996. Excluding the effect of the $25.5 million gain on sale of securities in the third quarter of 1996, earnings from continuing operations before extraordinary item increased $29.8 million or 66.4% to $74.7 million, or $0.41 per share, compared to $44.9 million, or $0.25 per share for the third quarter of 1996.

Part I                                                                    Item 2
================================================================================
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


        NET EARNINGS for the third quarter of 1997 decreased $4.9 million to $74.7 million, or $0.41 per share, compared to $79.6 million, or $.46 per share, for the third quarter of 1996.


NINE MONTHS (1997 versus 1996)

        NET SALES for the first nine months of 1997 increased $1.5 billion or 19.4% to $9.4 billion, compared to $7.9 billion for the first nine months of 1996. Same store sales rose 10.8%, with pharmacy same store sales increasing 17.5%. Pharmacy sales were 55% of total sales for the first nine months of 1997, compared to 51% for the first nine months of 1996.

        GROSS MARGIN for the first nine months of 1997 increased $328.0 million or 14.8% to $2.5 billion, compared to $2.2 billion in 1996. During the second quarter of 1997, the Company recorded a charge of $75.0 million to cost of goods sold to reflect markdowns on non-compatible Revco merchandise (the "Revco Inventory Markdown"). Excluding the effect of the Revco Inventory Markdown, gross margin increased $403.0 million or 18.2% to $2.6 billion.

        Gross margin as a percentage of net sales for the first nine months of 1997 was 27.1%, compared to 28.2 % in 1996. Excluding the effect of the Revco Inventory Markdown, gross margin as a percentage of net sales was 27.9% for the first nine months of 1997. The comparable 30 basis point decline in 1997 was primarily due to the continued increase in lower gross margin third party prescription sales and pharmacy sales as a percentage of total sales.

        TOTAL OPERATING EXPENSES for the first nine months of 1997 were $2.5 billion or 27.1% of net sales, compared to $1.8 billion or 23.3% of net sales for the same period in 1996. In order to properly evaluate the Company's total operating expenses in these periods, it is important to note the following non-recurring charges:

        (i) During the second quarter of 1997, the Company recorded a $411.7 million charge for direct and other merger-related costs pertaining to the Merger transaction and certain related restructuring activities (the "Revco Restructuring Charge"). For further discussion, see "The CVS/Revco Merger" above.

        (ii) During the first quarter of 1997, the Company recorded a $31.0 million charge for certain non-capitalizable costs associated with the restructuring of Big B, Inc., which the Company acquired in 1996 (the "Big B Restructuring Charge"). The significant components of the charge included: $5.3 million for store, distribution and MIS conversion costs, $18.7 million for store closing costs and $7.0 million for duplicate headquarters and administration costs. In accordance with EITF 94-3, this charge includes accrued liabilities related to certain exit plans for identified stores and duplicate corporate facilities, such as the cancellation of lease agreements and the write-down of unutilized fixed assets. These exit plans do not benefit the future activities of the retained stores or corporate facilities.

        (iii) During the second quarter of 1996, the Company recorded a $12.8 million charge upon Rite Aid Corporation's announcement that it had withdrawn its tender offer to acquire Revco (the "Rite Aid Charge").

        Excluding the Revco Restructuring Charge and the Big B Restructuring Charge in 1997 and the Rite Aid Charge in 1996, comparable operating expenses for the first nine months of 1997 were $2.1 billion or 22.4% of sales, compared to $1.8 billion or 23.5% of sales for the same period in 1996. The 110 basis point improvement in comparable operating expenses as a percentage of net sales was primarily due to the Operating Expense Improvement Factors discussed above.

Item 2
================================================================================
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

        OPERATING PROFIT (LOSS) for the first nine months of 1997 decreased $385.6 million to an operating loss of $3.3 million, compared to operating profit of $382.3 million for the first nine months of 1996. Excluding the effect of the Revco Inventory Markdown, the Revco Restructuring Charge and the Big B Restructuring Charge in 1997 and the Rite Aid Charge in 1996 (collectively, the "Non-recurring Charges"), comparable operating profit increased $119.3 million or 30.2% to $514.4 million in 1997, compared to $395.1 million in 1996. Comparable operating profit as a percentage of net sales was 5.5% for the first nine months of 1997, compared to 5.0% in 1996.

        OTHER (EXPENSE) INCOME, NET for the first nine months of 1997 amounted to an expense of $38.8 million, compared to income of $47.0 million for the first nine months of 1996. This decrease was primarily due to the $102.1 million gain that was realized during 1996 upon the sale of certain equity securities received as part of the proceeds from the sale of the Marshalls division to TJX (the "TJX Gain"). The effect of the TJX Gain was offset, in part, by the $21.9 million decrease in net interest expense in 1997. This decrease in net interest expense was primarily due to the lower average borrowing levels that resulted from improved working capital management and the Revco Debt Retirement discussed below.

        EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY ITEM for the first nine months of 1997 decreased $320.8 million to a loss of $73.5 million, compared to earnings of $247.3 million for the first nine months of 1996. Excluding the effect of the Non-recurring Charges and the TJX Gain, comparable earnings from continuing operations before extraordinary item increased $78.7 million or 41.4% to $268.7 million, or $1.51 per share in the first nine months of 1997, compared to $190.0 million, or $1.08 per share for the first nine months of 1996.

        DISCONTINUED OPERATIONS - During the second quarter of 1997, the Company sold its remaining investment in Linens `n Things, Inc. for total proceeds of approximately $147.4 million, which resulted in a pre-tax gain of approximately $65 million. This gain has been reflected in discontinued operations. In conjunction with recording this gain, the Company recorded a pre-tax charge of approximately $35 million in discontinued operations to finalize certain liabilities accrued for in the CVS Restructuring Charge which is discussed below. During the second quarter of 1996, the Company recorded, as a component of discontinued operations, a pre-tax charge of $235.0 million ($148.0 million after-tax) (the "CVS Restructuring Charge") after receiving approval from its Board of Directors to implement (i) a formal plan to separate the Linens `n Things and Bob's divisions from the Company and (ii) a formal plan to convert 80
- 100 of Thom McAn's stores to the Footaction store format and to sell or close the remaining Thom McAn stores, and thereby exit the Thom McAn business by mid-1997.

        EXTRAORDINARY ITEM represents a $17.1 million after-tax charge that was recorded in the second quarter of 1997 as a result of the Revco Debt Retirement. This charge includes early retirement premiums and the write-off of unamortized finance costs. For further discussion, see "Liquidity and Capital Resources" below.

        NET EARNINGS (LOSS) for the first nine months of 1997 was a net loss of $73.1 million, or $0.49 per share, compared to net earnings of $86.3 million, or $0.46 per share, for the first nine months of 1996.


LIQUIDITY AND CAPITAL RESOURCES

        The following discussion explains the significant developments affecting the Company's financial condition since December 31, 1996. This discussion should be read in conjunction with the supplemental consolidated financial statements as of December 31, 1996 and 1995 and for each of the years in the three-year period ended December 31, 1996, together with the related supplemental Management's Discussion and Analysis of Financial Condition and Results of Operations, in each case as restated for the merger of CVS and Revco, included in the Company's Current Report on Form 8-K filed on July 17, 1997 (as amended by the Company's Current Report on Form 8-K/A filed on July 23, 1997).

Part I                                                                    Item 2
================================================================================
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


        The Company has three primary sources of liquidity: (i) cash from operations, (ii) commercial paper and (iii) unsecured credit lines.
Management believes that the Company's cash on hand and cash provided by operations, together with its ability to secure short-term financing through its commercial paper program and various lines of credit, will be sufficient to fund its operational working capital needs, capital expenditure program, debt service and cash outlay requirements related to the Merger.

        Commercial paper is issued to finance, in part, the Company's seasonal inventory requirements and capital expenditures. Borrowing levels throughout the year are typically higher than those reflected in the Company's year-end balance sheet. The commercial paper program is supported by a $670 million, five year unsecured revolving credit facility which expires on May 30, 2002 (the "Credit Facility"). The Credit Facility contains various customary financial and operational covenants. Management believes that the restrictions contained in these covenants do not materially affect the Company's financial flexibility.

        In connection with the Merger, the Company obtained a $330 million, 364 day unsecured revolving line of credit due May 29, 1998 (the "Line of Credit"). As a result of its favorable debt position and improved working capital management, the Company terminated the Line of Credit on October 17, 1997.

        On May 30, 1997, the Company repaid $600 million of bank debt outstanding under its Revco Bank Facility which was subsequently terminated (the "Bank Facility Repayment"). In June 1997, the Company redeemed all $144.9 million aggregate principal amount of its 10.125% Senior Notes due June 1, 2002 (the Debt Redemption") at 105% of the principal amount plus accrued interest. In addition, on June 25, 1997, the Company commenced an offer (the "Debt Tender Offer") to purchase for cash any and all of the $140 million aggregate principal amount of its 9.125% Senior Notes due January 15, 2000 under which $120.8 million of the aggregate principal amount was repurchased at an average price of 104.61% of the principal amount plus accrued interest. The Company expects to redeem the remaining 9.125% Senior Notes outstanding on January 15, 1998, the first redemption date. The Bank Facility Repayment, Debt Redemption and Debt Tender Offer (collectively, the "Revco Debt Retirement"), were financed with cash on hand and borrowings through the Company's commercial paper program.

        Cash and cash equivalents were $151.9 at September 27, 1997, compared to $103.8 million at September 28, 1996.

        NET CASH PROVIDED BY OPERATING ACTIVITIES decreased $71.1 million to $196.0 million for the first nine months of 1997, compared to the first nine months of 1996 due to cash payments made pursuant to the Company's various restructuring activities and to an increase in inventory offset, in part, by an increase in accounts payable.

        NET CASH PROVIDED BY INVESTING ACTIVITIES increased $21.1 million to $198.4 million during the first nine months of 1997, compared to the first nine months of 1996 primarily due to: (i) the lower level of capital expenditures in 1997 that resulted primarily from not having to fund the capital requirements of the Company's discontinued operations, (ii) an increase in the proceeds received from the sale of investments which were derived primarily from the sale of the Company's remaining investment in Linens n' Things, Inc. and certain notes receivable in 1997 and the sale of certain TJX equity securities in 1996. These increases were offset, in part, by a decrease in the proceeds received from the sale or disposal of assets, primarily of the Company's discontinued operations.

        NET CASH USED IN FINANCING ACTIVITIES increased $228.5 million to $714.3 million during the first nine months of 1997, compared to the first nine months of 1996 primarily due to the Revco Debt Retirement offset, in part, by a decrease in book overdrafts and an increase in the proceeds received from stock options exercised.

Part I                                                                    Item 2
================================================================================
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


        CAPITAL EXPENDITURES for the first nine months of 1997 totaled $178.4 million, compared to $227.0 million in 1996. These expenditures were primarily for (i) new stores, (ii) improvements to existing stores, (iii) store equipment,
(iv) information systems, (v) distribution and office facilities and (vi) the integration of CVS and Revco. The lower level of capital expenditures in 1997 resulted primarily from not having to fund the capital requirements of the Company's discontinued operations.


CAUTIONARY STATEMENT CONCERNING FORWARD LOOKING STATEMENTS

        We have made forward-looking statements in this Form 10-Q as well as in other public filings, press releases and discussions with Company management that are subject to risks and uncertainties. Forward-looking statements include the information concerning future results of operations of the Company after completion of the merger with Revco; the information concerning the Company's ability to continue to achieve significant sales growth; the information concerning the Company's ability to continue to reduce selling, general and administrative expenses as a percentage of net sales; as well as those preceded by, followed by or that otherwise include the words: "believes," "expects," "anticipates," "intends," "estimates" or other similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed elsewhere in this Form 10-Q (including the notes to the consolidated condensed financial statements included herein), in our Annual Report on Form 10-K for the year ended December 31, 1996, as amended, and in our other public filings, press releases and discussions with Company management, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward-looking statements: materially adverse changes in economic conditions generally in the markets served by the Company; material changes in inflation, future regulatory and legislative actions affecting the chain-drug industry; competition from other drugstore chains; from alternative distribution channels such as supermarkets, membership clubs, other retailers and mail order companies, and from third party plans; and the continued efforts of health maintenance organizations, managed care organizations, patient benefit management companies and other third party payors to reduce prescription drug costs. The forward-looking statements referred to above are also subject to uncertainties and assumptions relating to the operations and results of operations of the Company following the merger with Revco, including: risks relating to the Company's ability to combine the businesses of CVS and Revco and maintain current operating performance levels during the integration period and the challenges inherent in diverting the Company's management focus and resources from other strategic opportunities and from operational matters for an extended period of time during the integration process; the Company's ability to continue to secure suitable new store locations on favorable lease terms and as it seeks to open new stores and relocate a portion of its existing store base from strip shopping centers to free standing locations; relationships with suppliers; the Company's ability to continue to purchase inventory on favorable terms; and the Company's ability to attract, hire and retain suitable pharmacists and management personnel.

Part II                                                                   Item 6
================================================================================
                        Exhibits and Reports on Form 8-K


Exhibits:
---------

        11      Computation of Per Common Share Earnings

        15      Letter re: Unaudited Interim Financial Information

        27      Financial Data Schedule - September 27, 1997



Reports on Form 8-K:
-------------------

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


CVS Corporation
(Registrant)


/s/ Charles C. Conaway
-----------------------------------------------------
CHARLES C. CONAWAY
Executive Vice President and Chief Financial Officer
November 6, 1997