Form 10-K405
period 1997-12-31
CVS CORP
filed 1998-03-31
CIK 64803

------------------------------------------------------------------------------
------------------------------------------------------------------------------
                               UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                           ----------------------

                                  FORM 10-K

                           ----------------------
(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

               For the transition period from        to

                       Commission file number 1-1011

                               CVS CORPORATION
            (Exact name of registrant as specified in its charter)

                          -----------------------

              Delaware                            05-0494040
    (State or other jurisdiction               (I.R.S. Employer
  of incorporation or organization)           Identification No.)

          One CVS Drive
      Woonsocket, Rhode Island                       02895
(Address of principal executive offices)           (Zip Code)

    Registrant's telephone number, including area code: (401) 765-1500

    Securities registered pursuant to Section 12(b) of the Exchange Act:

  Title of each class                Name of each exchange on which registered
-----------------------              -----------------------------------------
Common Stock, par value
  $.01 per share                                New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the registrant's voting stock* held by non-affiliates** of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) on March 2, 1998 was approximately $12,669,785,088, based on the last sale price as reported by the New York Stock Exchange.

    As of March 2, 1998, the registrant had 172,557,470 shares of Common Stock outstanding.

---------

* Does not include 5,324,504 outstanding shares of Series One ESOP Convertible Preference Stock ("ESOP Preference Stock"). As of
    March 2, 1998, each share of ESOP Preference Stock is entitled to 1.2 votes per share on all matters submitted to a vote of the holders of Common Stock.

**  Only voting stock held by directors and executive officers is excluded.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The following documents (or parts thereof) are incorporated by reference into this Annual Report on Form 10-K: certain information required in Part II, Items 6, 7 and 8; and Part IV, Item 14 of this Annual Report on Form 10-K is incorporated from the Registrant's Annual Report to Shareholders for the year ended December 31, 1997; certain information required in Part III, Items 10, 11, 12 and 13 of this Annual Report on Form 10-K is incorporated by reference to the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders, to be held on May 13, 1998.

                                     PART I

ITEM 1. BUSINESS

    GENERAL

    CVS Corporation, a Delaware corporation ("CVS" or the "Company"), is a leader in the chain drugstore industry in the United States, with over $12.7 billion in revenue in 1997. Additionally, as of December 31, 1997, the Company operated 3,888 stores in 24 states in the Northeast, Mid-Atlantic, Midwest and Southeast regions and in the District of Columbia, making CVS one of the largest drugstore chains in the nation in terms of store count. The Company's stores are well positioned, operating in 48 of the top 100 drugstore markets in the country. CVS commands the number one or two share position in approximately 80% of these markets. CVS also is among the industry leaders in terms of store productivity and operating profit margin.

    A primary focus of the Company's operations is its pharmacy business, which represented approximately 54% of total sales for the year. In 1997, the Company dispensed over 225 million prescriptions, making it the largest drugstore chain in the United States in terms of prescriptions filled and pharmacy sales. The Company believes that its pharmacy operations will continue to represent a critical part of its business and strategy due to favorable trends, including an aging American population, greater responsibility being borne by Americans for their healthcare, an increasing demand for retail formats that provide easy access and convenience, discovery of new and better drug therapies, and the need for cost effective healthcare solutions.

    In addition to prescription drugs and services, the Company offers a broad selection of general merchandise, presented in a well-organized fashion, in stores that are designed to be warm, inviting and easy to shop. Merchandise categories include, among other things, over-the-counter drugs, greeting cards, film and photo-finishing services, beauty and cosmetics, seasonal merchandise and convenience foods. The Company also offers over 1,300 products under the CVS private label brand, which accounted for approximately 11% of the Company's front store sales in 1997. Total front store sales, which are generally higher margin than pharmacy sales, represented approximately 46% of total sales for the year.

    The Company's principal executive offices are located at One CVS Drive, Woonsocket, Rhode Island 02895, telephone (401) 765-1500. As of December 31, 1997, the Company and its subsidiaries had approximately 90,000 employees.

    CVS STRATEGIC RESTRUCTURING PROGRAM

    In October 1995, the Board of Directors approved a comprehensive restructuring plan that was the product of a strategic review initiated in 1994. The purpose of the restructuring plan was, among other things, to enhance stockholder value by transforming Melville Corporation ("Melville") from a diversified retailer with a wide range of specialty retail businesses into an industry-focused retail healthcare company, CVS. The restructuring plan included, among other things:

    (i) the continued operation of CVS (which would include CVS and, initially, Linens 'n Things and Bob's Stores);

    (ii) the disposal of Marshalls, Kay-Bee Toys, Wilsons and This End Up;

    (iii) the spinoff of Footstar, Inc. (the holding company for Meldisco, Footaction and Thom McAn); and

    (iv) the elimination of certain corporate overhead costs.

    In May 1996, the Board of Directors approved further refinements to the restructuring plan. The refinements included: (i) a formal plan to separate Linens 'n Things and Bob's Stores from CVS; and (ii) a formal plan to convert 80 to 100 Thom McAn stores to the Footaction format and to sell or close the remaining Thom McAn stores, and thereby exit the Thom McAn business by mid-1997.

    On November 20, 1996, following shareholder approval, CVS, a newly-formed Delaware corporation, became the new holding company for Melville (which is a New York corporation) and its subsidiaries. This was accomplished by merging a special purpose subsidiary of CVS with and into Melville, with Melville surviving such merger and becoming a wholly-owned subsidiary of CVS.

    For more information regarding the Company's strategic restructuring program, see Note 3 of Notes to Consolidated Financial Statements.


    ACQUISITION OF REVCO D.S., INC.

    On May 29, 1997, CVS completed its acquisition of Revco D.S., Inc. ("Revco") pursuant to a stock-for-stock merger that was tax free to Revco's stockholders. The merger was accounted for as a pooling of interests.

    The merger resulted in CVS becoming one of the largest chain drugstore companies in the United States based on store count, with approximately 4,000 stores in 24 states and the District of Columbia. Pursuant to a consent decree with the Federal Trade Commission entered into in connection with the merger, the Company divested 120 Revco stores during 1997, primarily in the Tidewater area of Virginia.

    In the merger, each outstanding share of Revco common stock was exchanged for 0.8842 of a share of CVS common stock, resulting in CVS issuing an aggregate of approximately 60.3 million shares of its common stock. In addition, outstanding Revco stock options were converted at the same exchange ratio into options to purchase approximately 3.3 million shares of CVS common stock.

    AGREEMENT TO ACQUIRE ARBOR DRUGS, INC.

    On February 8, 1998, CVS entered into an Agreement and Plan of Merger with Arbor Drugs, Inc. ("Arbor"). Under the terms of the merger agreement, subject to satisfaction of certain customary closing conditions, CVS will acquire Arbor in an exchange of stock that is expected to be accounted for as a pooling of interests, and to be tax free to Arbor stockholders. If the merger is completed, Arbor stockholders will receive, for each Arbor share, 0.3182 of a share of CVS common stock, resulting in CVS issuing an aggregate of approximately 18.9 million shares of its common stock. In addition, outstanding Arbor stock options will be converted at the same exchange ratio into options to purchase approximately 2.6 million shares of CVS common stock.

    Arbor is the leading drugstore chain in southeastern Michigan in terms of store count and sales volume. The merger would strengthen CVS' position as one of the nation's leading chain drugstore companies by bringing CVS into a high-growth, contiguous geographic market where CVS has no existing presence.

    The merger is subject to approval by Arbor's shareholders, expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and certain other customary closing conditions. Subject to satisfying these conditions, management expects to complete the merger on or about March 31, 1998.


    PHARMACY OPERATIONS AND MANAGED CARE

    In 1997, pharmacy sales increased 23.6% to $6.9 billion, representing approximately 54% of total sales for the year, compared to pharmacy sales of $5.6 billion in 1996, representing approximately 51% of total sales for such year. CVS pharmacies fill an average of about 1,200 prescriptions per store per week, which is significantly higher than the average community pharmacy. The Company believes that its pharmacy operations will continue to represent a critical part of its business and strategy due to favorable trends, including an aging American population, greater responsibility being borne by Americans for their healthcare, an increasing demand for retail formats that provide easy access and convenience, discovery of new and better drug therapies, and the need for cost effective healthcare solutions.

    During fiscal 1997, approximately 80% of pharmacy sales were attributable to payments by third party providers under prescription drug plans, as compared to approximately 76% in 1996. The growth in managed care has substantially increased the use of prescription drugs as managed care providers have (i) made the cost of prescription drugs more affordable to a greater number of people and (ii) supported prescription drug therapy as an alternative to more expensive forms of treatment, such as surgery. In a typical third party payment plan, the Company has a contract with a third party payor, such as an insurance company, a prescription benefit management company, a governmental agency, a private employer, a health maintenance organization or other managed care provider, which agrees to pay for all or a portion of a customer's eligible prescription purchases in exchange for reduced prescription rates. Although third party payment plans provide a high volume of prescription drug sales, such sales typically generate lower gross margins than other prescription drug sales due to the cost containment efforts of these large third party payors and the increasing competition among pharmacies for this business. During 1997, the top 5 third party providers accounted for approximately 36% of pharmacy sales. Any significant loss of third party provider business could have a material adverse affect on the Company's business and results of operations.

    CVS' experience in providing solutions to managed care providers, and its existing store base which affords easy access and convenience to consumers, are factors that should contribute to the Company's continued ability to attract and maintain third party business. In addition, the Company's RX2000 pharmacy computer system facilitates the management of third party healthcare plans and enables CVS to provide managed care providers with a level of information which the Company believes is unmatched by competitors. By analyzing this data, CVS and its managed care partners are able to evaluate treatment outcomes with an eye toward improving care and containing costs. The Company's emphasis on customer service extends from the expert advice and service that individual customers receive from CVS pharmacists to the managed care portion of the Company's business, where Managed Care Service Teams are responsible for ensuring the high level of service that CVS' managed care partners receive.

    The Company's pharmacy business also continues to benefit from an "independent file buy" program, in which CVS purchases prescription files from one or more independent pharmacies. During 1997, CVS purchased 190 prescription files, containing an average weekly prescription count of nearly 500, from independent pharmacies. The Company believes that independent file buys are productive investments. In many cases, the independent pharmacist will move to CVS, thereby providing continuity in the pharmacist-patient relationship.

    PHARMACARE AND STRATEGIC HEALTHCARE ALLIANCES

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

    PharmaCare provides managed care providers a full range of prescription benefit management services, including plan design and administration, formulary management, claims processing and generic substitution, with a focus on providing integrated solutions to the delivery of healthcare. In the three and a half years since it was established, PharmaCare has grown considerably and, at the end of 1997, managed healthcare services for more than 5 million people through a preferred national pharmacy network of approximately 40,000 pharmacies. In December 1997, PharmaCare merged with Revco's prescription benefit management subsidiary, called Rx Connections, and also assumed Revco's mail order pharmacy operations, thereby strengthening and broadening PharmaCare's services network.

    One of the features that sets PharmaCare apart from other prescription benefit management providers is its proprietary Clinical Information Management System ("CIMS"). CIMS enables CVS pharmacists to work more efficiently with physicians by facilitating communication and information-sharing, with the objective of improving patient care and reducing costs. Approximately 20,000 physicians are currently using CIMS, which began with only 500 physicians in 1994. In addition, PharmaCare plays an increasing role in healthcare management through integrated partnerships with several large managed care providers.

    CVS also pursues strategic alliances with healthcare partners to develop products and services that create new opportunities for revenue and profit growth. For example, CVS has entered into a joint venture, called CVS Health Connection, with Pfizer Health Solutions, Inc., a subsidiary of Pfizer, Inc. Through this partnership, community health screening centers are established in CVS store settings. The first CVS Health Connection center opened in September 1997 in a New Bedford, Massachusetts CVS store. Harvard Pilgrim Healthcare, one of the nation's largest and most progressive HMOs, has contracted to offer health screening services through this center to its members.

    FRONT STORE OPERATIONS

    In 1997, front store sales increased 8.8% to $5.8 billion, representing approximately 46% of total sales for the year, compared to front store sales of $5.3 billion in 1996, representing approximately 49% of total sales for such year. The Company's front store merchandising strategies are designed to improve customer satisfaction, selection and convenience, and establish CVS stores as a destination for a growing number of front store merchandise categories, such as greeting cards, photo-finishing, beauty, seasonal merchandise and over-the-counter drugs. The Company's 10,125 square-foot freestanding prototype stores have helped to enable the Company to improve store layout, convenience and selection through the addition of product categories and the enhancement of assortments within product categories. In addition, over the past several years, the Company has made significant investments in systems and technology to more effectively respond to customer needs, manage inventory and control costs.

    Through its point-of-sale scanning technology, the Company has developed an advanced retail data warehouse of information that has enabled CVS to adopt a category management approach to front end merchandising. Through category management, CVS works in partnership with major suppliers to refine and tailor assortments within product categories to the specific purchasing preferences of customers within each market. Category management enables the Company to analyze the impact of pricing, promotion and mix on a category's sales and profitability and develop tactical merchandising plans for each category by market. Among CVS' key destination categories are over-the-counter drugs, greeting cards, film and photo-finishing services, beauty and cosmetics and convenience foods.

    The Company believes that effective category management increases customer satisfaction and that its category management approach has been a primary factor in its front store comparable sales gains and improved gross margins. In addition, the Company believes that its ability to satisfy customers through category management will be enhanced through its implementation of supply chain management. Supply chain management is designed to more effectively link CVS' stores and distribution centers with suppliers to speed the delivery of merchandise to CVS stores in a manner that both reduces out-of-stock positions and lowers the Company's investment in inventory. The Company expects to see tangible benefits of its supply chain management project beginning in 1998.

CVS STORES

    At December 31, 1997, the Company operated 3,888 stores in 24 states in the Northeast, Mid-Atlantic, Midwest and Southeast regions and the District of Columbia, making CVS one of the nation's largest chain drugstore companies based on store count. CVS stores, which are located primarily in "strip" shopping centers or in freestanding units, generally range in size from approximately 8,000 to 10,000 square feet, with an average store size of approximately 9,000 square feet. The Company has extended store hours in many locations and, at the end of 1997, approximately 160 of its stores were operated on a 24-hour basis. The following is a breakdown by state of the locations of the Company's stores at the end of 1997:

Alabama..............................  164     New Hampshire........................   30

Connecticut..........................  118     New Jersey...........................  175

Delaware.............................    3     New York.............................  340

District of Columbia.................   46     North Carolina.......................  309

Florida..............................   23     Ohio.................................  395

Georgia..............................  316     Pennsylvania.........................  317

Illinois.............................   69     Rhode Island.........................   50

Indiana..............................  298     South Carolina.......................  188

Kentucky.............................   68     Tennessee............................  148

Maine................................   20     Vermont..............................    2

Maryland.............................  170     Virginia.............................  258

Massachusetts........................  314     West Virginia........................   63

Mississippi..........................    4

    To support growth in its existing stores, the Company has in place an active remodeling and remerchandising program, which seeks to remodel 20% of the Company's existing stores each year and to remerchandise another 20% each year. In addition, as described more fully below, the Company is actively seeking to relocate many of its strip center locations to freestanding sites. During 1997, the Company opened 287 new stores, including 116 relocations, and in 1998 expects to open approximately 300 new stores, including approximately 150 relocations. During 1997, the Company also began the process of converting all retained Revco stores into the CVS store format. The conversion process consists of three elements: converting the Revco point-of-sale and pharmacy computer systems to CVS' systems, revising the Revco planograms to reflect the CVS merchandise mix, and remodeling the Revco stores to the "look and feel" of a CVS store. The conversion of Revco's systems has been completed and the revision of planograms is expected to be completed during the first half of 1998. Approximately 500 Revco stores had been remodeled into the CVS "look and feel" as of December 31, 1997, and the Company expects to complete the Revco store remodeling project by the end of 1998.

    The addition of new stores has played, and will continue to play, a major role in the Company's continued growth. As new stores have been opened, the Company has maintained its objective of securing strong positions in each market that its stores serve. This provides the Company several important advantages, including an ability to save on advertising and distribution costs. It is also an important consideration for managed care providers, who want to provide their members with convenient access to pharmacy services. Management anticipates that most of the planned store openings will be based on CVS' 10,125 square foot freestanding prototype, which includes a drive-thru pharmacy. New sites will be selected based on convenience, with an emphasis on freestanding locations at traffic controlled intersections.

    Management expects that relocations of existing in-line strip center stores to freestanding locations will account for approximately 50% of store openings over the next several years. Historically, as a result of their more convenient locations and larger size, relocated stores have typically realized significant improvement in customer count and revenues, driven largely by increased sales of higher margin front store merchandise. Management expects this trend to continue, however there can be no assurance that similar improvements will be achieved in each geographic market in which the Company operates. See "Cautionary Statement Concerning Forward-Looking Statements" below. Freestanding locations require properties of approximately 1 1/4 acres to support parking for 40-60 cars. As a result, site selection is also an important aspect of the Company's relocation program.

    The Company believes that achieving a critical mass in terms of store count and locating stores in desirable geographic markets is essential to competing effectively in the context of the current managed care environment described more fully above. As a result, management believes that the Company's store development program is an important element of its ability to maintain its leadership position in the chain drugstore industry.

    INFORMATION SYSTEMS

    CVS has made significant investments in information systems to enable the Company to deliver an exceptional level of customer service, while lowering costs and increasing operating efficiency. The Company's client-server based systems permit rapid and flexible system development to meet changing business needs, enabling the integration of CVS systems with those of other healthcare providers, including many of the Company's managed care customers. With a scaleable technical architecture, CVS can efficiently expand its network and add stores.

    In the Company's pharmacy business, the RX2000 computer system enables CVS pharmacists to manage their prescription filling duties more efficiently, giving them more time to spend with customers. The RX2000 system, which includes one of the largest data warehouses in the country, facilitates the management of third party healthcare plans and provides a warehouse of pharmacy data that can be analyzed by both CVS and its managed care customers for a variety of healthcare- and business-related applications. In addition, during 1997 the Company implemented CVS Rapid Refill, an interactive voice response system that enables customers to place refill orders by telephone 24 hours a day.

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

    SUPPLIERS

    The Company centrally purchases most of its merchandise, including prescription drugs, directly from manufacturers, allowing it to take advantage of the promotional and volume discount programs that certain manufacturers offer to retailers. During 1997, approximately 85% of the merchandise purchased by the Company was received at one of the Company's distribution centers for redistribution to its stores. The balance of store merchandise is shipped directly to CVS stores from manufacturers and distributors at prices negotiated at the corporate level.


The Company believes that the loss of any one supplier or group of suppliers under common control would not have a material effect on its business.

    CUSTOMER SERVICE

    CVS strives to provide the highest levels of service to its customers and partners. As a result, the Company devotes considerable time and attention to people, systems and high service standards. The Company places an emphasis on attracting and training friendly and helpful associates to work both in CVS stores and throughout the CVS organization. Each CVS store receives a formal customer service evaluation twice per year, based on a mystery shopper program, customer letters and calls, and market research. CVS' priority on customer service extends into the managed care portion of its business as well. In every market, a Managed Care Service Team is responsible for ensuring that managed care partners are receiving high levels of service. CVS pharmacists consistently rank at the top of the industry on measurements of trust, relationship-building and accessibility. This high level of service and expertise has played a key role in enabling the growth of CVS' pharmacy operations.

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

    COMPETITION

    The retail drugstore business is highly competitive. The Company believes that it competes principally on the basis of: (i) store location and convenience, (ii) customer service and satisfaction, (iii) product selection and variety and (iv) price. The Company experiences active competition not only from independent and other chain drugstores, but also from health maintenance organizations, hospitals, mail order organizations, supermarkets, discount drugstores and discount general merchandisers. The deep discount drug segment has experienced significant growth over the past several years as drug chains, food, discount and specialty retailers have entered the business. Major retail companies now operate deep discount drugstores in the most competitive retailing markets. "Combo" stores, which consist of grocery, drugstore and several other operations under the same roof, have also experienced significant growth over the past several years as consumers have become more attracted to one-stop shopping. Retail mass merchandisers with prescription departments have also grown in popularity. The Company is among the nation's largest chain drugstores, in terms of both store count and annual sales volume.

    CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

    This report (as well as other public filings, press releases and discussions with Company management) contains and incorporates by reference certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include the information concerning future results of operations, cost savings and synergies of the Company following the Revco merger and the Arbor acquisition; the information concerning the Company's ability to continue to achieve significant sales growth; the information concerning the ability of the Company to elevate the performance level of Revco stores following the Revco merger; the information concerning the Company's belief that it can continue to improve operating performance by relocating existing in-line stores to freestanding locations; and the information concerning the Company's ability to continue to reduce selling, general and administrative expenses as a percentage of net sales; as well as those preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "estimates" or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed elsewhere in this report and in the documents which are incorporated by reference, and in our other public filings, press releases and discussions with Company management, could affect the future results of CVS and could cause those results to differ materially from those expressed in the forward-looking statements: materially adverse changes in economic conditions in the markets served by the Company; future regulatory and legislative actions affecting the Company and/or the chain-drug industry; competition from other drugstore chains, from alternative distribution channels such as supermarkets, membership clubs, other retailers and mail order companies and from other third party plans; and the continued efforts of health maintenance organizations, managed care organizations, pharmacy benefit management companies and other third party payors to reduce prescription drug costs. The forward looking statements referred to above are also subject to uncertainties and assumptions relating to the operations and results of operations of the Company following the Revco merger and the Arbor acquisition, including: risks relating to the Company's ability to combine the businesses of CVS, Revco and Arbor and maintain current operating performance levels during the integration period(s) and the challenges inherent in diverting the Company's management focus and resources from other strategic opportunities and from operational matters for an extended period of time during the integration process(es); the Company's ability to continue to secure suitable new store locations on favorable lease terms as it seeks to open new stores and relocate a portion of its existing store base to freestanding locations; the Company's ability to continue to purchase inventory on favorable terms; the Company's ability to attract, hire and retain suitable pharmacists and management personnel; the ability of the Company and its key vendors to successfully manage Year 2000 issues; relationships with suppliers; and the impact of inflation.

ITEM 2. DESCRIPTION OF PROPERTY

    Most CVS stores are occupied pursuant to long-term leases that vary as to rental amounts and payments, expiration dates, renewal options and other rental provisions. The Company does not deem any individual store lease to be significant in relation to its overall business. For information as to the amount of the Company's rental obligations for retail store leases, see Note 9 of Notes to Consolidated Financial Statements.

    The Company owns its corporate headquarters, located in two buildings in Woonsocket, Rhode Island which contain an aggregate of approximately 312,000 square feet. Additionally, the Company recently announced plans to begin construction of a third headquarters building, expected to contain in excess of 200,000 square feet, on a site adjacent to its corporate headquarters. The Company also owns distribution centers located in Rhode Island, New Jersey, Virginia, Indiana, Alabama, Pennsylvania, Tennessee, North Carolina and South Carolina, which contain an aggregate of approximately 4,944,000 square feet, and leases additional space near its distribution centers which contain an aggregate of approximately 1,189,000 square feet. In addition, the Company owns an office building located in Woonsocket, Rhode Island which contains approximately 33,000 square feet. The Company also leases approximately 41,000 square feet in an office building in Lincoln, Rhode Island and four "satellite" store support buildings located in Rhode Island and Massachusetts which contain an aggregate of approximately 146,000 square feet. The Company also owns Revco's former corporate headquarters, located in Twinsburg, Ohio, which contains approximately 108,000 square feet, and leases an additional 151,000 square feet in Twinsburg formerly used for Revco store support. All of the Company's Twinsburg facilities are expected to be consolidated or closed in 1998.

    In addition, in connection with certain dispositions of divisions completed between 1991 and 1997, CVS continues to guaranty certain lease obligations for store leases that had been entered into and guaranteed by the Company prior to the time of disposition for approximately 2,000 former stores. The Company is indemnified for these guarantee obligations by the respective purchasers. These guarantees generally remain in effect for the initial lease term and any extension thereof pursuant to a renewal option provided for in the lease prior to the time of the disposition. See Note 8 of Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

    From time to time the Company and its subsidiaries are involved in the assertion of claims and in litigation incidental to the normal course of business. Management does not believe that any existing claims or litigation will have a material adverse effect on the consolidated financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The following is included as an unnumbered item in Part I of this Report.

                                                                                                             DATE FIRST
                                                                                            DATE APPOINTED   APPOINTED
                                                                                              TO PRESENT     OFFICER OF
                                                                                            OFFICE OF THE       THE
NAME/OFFICE                                                                        AGE         COMPANY        COMPANY
-----------------------------------------------------------------------------      ---      --------------  ------------

Charles C. Conaway
  Executive Vice President and Chief Financial Officer,
  CVS Corporation and CVS Pharmacy, Inc .....................................          37       07/10/96       07/10/96

Stanley P. Goldstein
  Chairman of the Board and Chief Executive Officer,
  CVS Corporation............................................................          63       01/01/87       04/13/71

Rosemary Mede
  Vice President, CVS Corporation
  Senior Vice President--Human Resources, CVS Pharmacy, Inc..................          51       10/01/97       10/01/97

Larry J. Merlo
  Vice President, CVS Corporation
  Senior Vice President--Stores, CVS Pharmacy, Inc...........................          42       10/09/96       10/09/96

Daniel C. Nelson
  Vice President, CVS Corporation
  Executive Vice President--Marketing, CVS Pharmacy, Inc.....................          48       10/09/96       10/09/96

Thomas M. Ryan
  Vice Chairman and Chief Operating Officer, CVS Corporation
  President and Chief Executive Officer, CVS Pharmacy, Inc...................          45       10/09/96       01/01/94

Douglas A. Sgarro
  Vice President, CVS Corporation
  Senior Vice President--Administration and Chief Legal Officer,
  CVS Pharmacy, Inc..........................................................          38       09/10/97       09/10/97

Larry D. Solberg
  Vice President, CVS Corporation
  Senior Vice President--Finance and Controller, CVS Pharmacy, Inc...........          50       10/09/96       10/09/96

    In each case the term of office extends to the date of the board of directors meeting following the next annual meeting of stockholders of the Company. In addition to the office(s) which they hold in CVS

Corporation and CVS Pharmacy, Inc. as shown above, each of the individuals listed holds various offices in certain CVS subsidiaries. Previous positions and responsibilities held by each of the above officers over the past five years are indicated below:

    CHARLES C. CONAWAY, Executive Vice President and Chief Financial Officer of CVS Corporation since July 1996; Executive Vice President and Chief Financial Officer of CVS Pharmacy, Inc. since February 1995; from September 1992 to February 1995, Senior Vice President--Pharmacy of CVS Pharmacy, Inc.; director of Linens 'n Things, Inc.

    STANLEY P. GOLDSTEIN, Chairman of the Board and Chief Executive Officer of CVS Corporation since January 1987; director of Bell Atlantic Corporation, Linens 'n Things, Inc. and Footstar, Inc. Additionally, the Company recently announced that Mr. Goldstein will step down as Chief Executive Officer of CVS Corporation effective May 13, 1998, at the time of the Company's Annual Meeting of Stockholders. He will be succeeded as Chief Executive Officer by Thomas M. Ryan (see below). Mr. Goldstein will remain Chairman of the Board.

    ROSEMARY MEDE, Vice President of CVS Corporation and Senior Vice President--Human Resources of CVS Pharmacy, Inc. since October 1997; from December 1995 to September 1997, Vice President/General Manager of Business Services, Becton Dickinson & Co.; from 1988 to November 1995, held various management positions in human resources, Becton Dickinson & Co.

    LARRY J. MERLO, Vice President of CVS Corporation since October 1996; Senior Vice President--Stores of CVS Pharmacy, Inc. since January 1994; from March 1993 to December 1993, Area Vice President of CVS Pharmacy, Inc.; from March 1991 to March 1993, Area Vice President of Peoples Drug Stores, Inc.

    DANIEL C. NELSON, Vice President of CVS Corporation since October 1996; Executive Vice President--Marketing of CVS Pharmacy, Inc. since September 1993; from June 1990 to September 1993, Senior Vice President of Dominicks Finer Foods, Inc.

    THOMAS M. RYAN, Vice Chairman of the Board and Chief Operating Officer of CVS Corporation since October 1996; President and Chief Executive Officer of CVS Pharmacy, Inc. since January 1994; from January 1990 to January 1994, Executive Vice President--Stores of CVS Pharmacy, Inc.; director of Fleet Financial Group and Reebok International Ltd. Additionally, the Company recently announced that Mr. Ryan has been elected President and Chief Executive Officer of CVS Corporation effective May 13, 1998, at the time of the Company's Annual Meeting of Stockholders.

    DOUGLAS A. SGARRO, Vice President of CVS Corporation and Senior Vice President--Administration and Chief Legal Officer of CVS Pharmacy, Inc. since September 1997; from January 1993 to August 1997, partner in the New York City office of the law firm of Brown & Wood LLP; from September 1984 to December 1992, associate in the New York City office of Brown & Wood LLP.

    LARRY D. SOLBERG, Vice President of CVS Corporation since October 1996; Senior Vice President--Finance and Controller of CVS Pharmacy, Inc. since March 1996; Vice President and Controller of CVS Pharmacy, Inc. from October 1994 to March 1996; from September 1993 to October 1994, Senior Vice President of PIMMS Corp.; prior to September 1993, various offices with National Car Rental Corp., most recently as Executive Vice President and Chief Financial Officer.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The number of holders of the Company's Common Stock, based upon the number of record holders according to the records of the Company's transfer agent, was approximately 10,200 as of December 31, 1997. The Company's Common Stock is listed on the New York Stock Exchange ("NYSE"), under the ticker symbol "CVS." The following table sets forth, for the calendar quarters indicated, the reported high and low sale prices of the Company's Common Stock as reported on the NYSE Composite Transaction Tape, and the cash dividends declared by the Company per share of Common Stock.

                                                                                                            CASH
                                                                                                          DIVIDENDS
                                                                                     HIGH        LOW      DECLARED
                                                                                   ---------  ---------  -----------

1996

First Quarter....................................................................  $  36 3/8  $  27 1/4   $    0.11

Second Quarter...................................................................  $  44 1/2  $  35 1/4   $    0.11

Third Quarter(1).................................................................  $   46.00  $  36 5/8   $    0.11

Fourth Quarter...................................................................  $  44 3/4  $  36 3/8   $    0.11

1997

First Quarter....................................................................  $   48.00  $   39.00   $    0.11

Second Quarter...................................................................  $  53 3/4  $  44 1/4   $    0.11

Third Quarter....................................................................  $   60.00  $  50 7/8   $    0.11

Fourth Quarter...................................................................  $   70.00  $  54 5/8   $    0.11

------------------------
On March 2, 1998, the closing sale price of the Common Stock as reported by the New York Stock Exchange was $73 9/16.


(1) On October 12, 1996, the Company completed the distribution of 100% of the common stock of Footstar, Inc. ("Footstar"), formerly a wholly owned subsidiary of the Company, in the form of a stock dividend to the Company's stockholders. The stock prices shown in the table are actual trading prices and do not reflect any adjustments for the when issued price of Footstar prior to October 16, 1996 (the date on which Footstar common stock commenced trading regular way on the NYSE).

UNREGISTERED SALES OF SECURITIES

    The Company did not sell any equity securities during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

    The information required by this item is included in the Registrant's Annual Report to Shareholders for the year ended December 31, 1997 on page 66 and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this item is included in the Registrant's Annual Report to Shareholders for the year ended December 31, 1997 on pages 36 through 44 and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Management does not believe that there is any material market risk exposure with respect to derivative or other financial instruments which would require disclosure under this Item.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this item is included in the Registrant's Annual Report to Shareholders for the year ended December 31, 1997 on pages 46 through 65, and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    During the Registrant's two most recent fiscal years and subsequent interim period, no event occurred which would require disclosure under this Item.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item, with the exception of the information relating to executive officers of the Registrant (which is presented under the caption "Executive Officers of the Registrant" in Part I,
Item 4, above), is included in the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders under the captions "Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is included in the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders under the caption "Executive Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is included in the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders under the captions "Share Ownership Information of Directors and Named Executive Officers" and "Share Ownership Information of Certain Principal Stockholders" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is included in the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    ITEM 14(A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS ANNUAL REPORT ON FORM 10-K.

    Item 14(a)(1) and (2) The consolidated financial statements of CVS Corporation incorporated herein by reference to the Annual Report to Shareholders for the year ended December 31, 1997 and the related consolidated financial statement schedule are listed in the Index to Consolidated Financial Statements and Schedule on page 16 hereof. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.


ITEM 14(A)(3) EXHIBITS

    The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

EXHIBIT                                                   DESCRIPTION
------------  ----------------------------------------------------------------------------------------------------

           3.1        Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to
                      Exhibit 3.1 of CVS Corporation's Annual Report on Form 10-K for the fiscal year ended December 31,
                      1996).

           3.2        Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of CVS Corporation's Annual
                      Report on Form 10-K for the fiscal year ended December 31, 1996).


             4        Pursuant to Regulation S-K, Item 601(b)(4)(iii)(A), no instrument which defines the rights of holders of long-term debt of the Registrant ant its subsidiaries is filed herewith. The Registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

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

      10(i)(5)        Agreement and Plan of Merger dated as of February 8, 1998, as amended as of March 2, 1998, among the
                      Registrant, Arbor Drugs, Inc. and Red Acquisition, Inc. (incorporated by reference to Exhibit 2 to the Registrant's Registration Statement on Form S-4 filed March 2, 1998).

      10(i)(6)        Stockholder Agreement dated as of December 2, 1996 between the Registrant, Nashua Hollis CVS, Inc.
                      and Linens 'n Things, Inc.

      10(i)(7)        Tax Disaffiliation Agreement dated as of December 2, 1996 between the Registrant and Linens 'n
                      Things, Inc. and certain of their respective affiliates.

      10(i)(8)        Five Year Credit Agreement dated as of May 23, 1997 by and among the Registrant, the Lenders party thereto, Fleet National Bank, as Documentation Agent, JP Morgan Securities, Inc., as Syndication
                      Agent and The Bank of New York, as Administrative Agent.

      10(i)(9)        Note Purchase Agreement dated as of June 7, 1989 by and among The Melville Corporation and Subsidiaries
                      Employee Stock Ownership Plan Trust, as Issuer, Melville Corporation, as Guarantor, and the Purchasers
                      named therein.


    10(iii)(A)      1973 Stock Option Plan (incorporated by reference to Exhibit (10)(iii)(A)(i) to Melville

                 (i)  Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1987).

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

                 (x)  Form of Employment Agreements between the Registrant and each of Messrs. Ryan, Conaway, Nelson and
                      Merlo (incorporated by reference to the Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996).

                (xi)  Deferred Stock Compensation Plan.

         11           Statement re: Computation of Earnings per Common Share.

         12           Statement re: Computation of Ratio of Earnings to Fixed Charges.

         13           1997 Annual Report to Shareholders (Sections entitled "Management's Discussion and Analysis of
                      Financial Condition and Results of Operations," "Management's Responsibility for Financial
                      Reporting," "Independent Auditors' Report," "Consolidated Statements of Operations," "Consolidated
                      Balance Sheets," "Consolidated Statements of Cash Flows," "Consolidated Statements of Shareholders'
                      Equity," "Notes to Consolidated Financial Statements," and "Five-Year Financial Summary").

         21           Subsidiaries of the Registrant.

         23           Consent of KPMG Peat Marwick LLP.

         27.1         Financial Data Schedule.

         27.2         Restated Financial Data Schedule -- Fiscal Year 1996.

         27.3         Restated Financial Data Schedule -- Fiscal Year 1995.


ITEM 14(B) REPORTS ON FORM 8-K

    During the quarter ended December 31, 1997, the Company filed did not file any Reports on Form 8-K.
                                       13

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CVS CORPORATION

DATE: March 30 , 1998               BY: /S/ Stanley P. Goldstein
                                    --------------------------------------
                                    Stanley P. Goldstein,
                                    Chairman of the Board and
                                    Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                          TITLE                   DATE
------------------------------  -----------------------------  ----------------


                                Chairman of the Board,
   /s/ STANLEY P. GOLDSTEIN       Chief Executive Officer
------------------------------    and Director (Principal      March 30, 1998
     Stanley P. Goldstein         Executive Officer)

                                Executive Vice President
    /s/ CHARLES C. CONAWAY        and Chief Financial
------------------------------    Officer (Principal           March 30, 1998
      Charles C. Conaway          Financial Officer)

     /s/ LARRY D. SOLBERG       Vice President (Principal
------------------------------    Accounting Officer)          March 30, 1998
       Larry D. Solberg

    /s/ ALLAN J. BLOOSTEIN      Director
------------------------------                                 March 30, 1998
      Allan J. Bloostein

     /s/ W. DON CORNWELL        Director
------------------------------                                 March 30, 1998
       W. Don Cornwell

    /s/ THOMAS P. GERRITY       Director
------------------------------                                 March 30, 1998
      Thomas P. Gerrity

     /s/ WILLIAM H. JOYCE       Director
------------------------------                                 March 30, 1998
       William H. Joyce

   /s/ TERRY R. LAUTENBACH      Director
------------------------------                                 March 30, 1998
     Terry R. Lautenbach

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------


     /s/ TERRENCE MURRAY        Director
------------------------------                                 March 30, 1998
       Terrence Murray

    /s/ SHELI Z. ROSENBERG      Director
------------------------------                                 March 30, 1998
      Sheli Z. Rosenberg


      /s/ THOMAS M. RYAN        Vice Chairman, Chief
------------------------------    Operating Officer and        March 30, 1998
        Thomas M. Ryan            Director

    /s/ IVAN G. SEIDENBERG      Director
------------------------------                                 March 30, 1998
      Ivan G. Seidenberg

  /s/ PATRICIA CARRY STEWART    Director
------------------------------                                 March 30, 1998
    Patricia Carry Stewart

    /s/ THOMAS O. THORSEN       Director
------------------------------                                 March 30, 1998
      Thomas O. Thorsen

 /s/ M. CABELL WOODWARD, JR.    Director
------------------------------                                 March 30, 1998
   M. Cabell Woodward, Jr.

                    CVS CORPORATION AND SUBSIDIARY COMPANIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

    The consolidated financial statements of CVS Corporation together with the report on such consolidated financial statements of KPMG Peat Marwick LLP dated February 9, 1998 which appear on the pages listed below of the Annual Report to Shareholders for the year ended December 31, 1997, are incorporated by reference in this Annual Report on Form 10-K.

                                                                                                    PAGE NUMBER IN
                                                                                                      1997 ANNUAL
                                                                                                       REPORT TO
                                                                                                     SHAREHOLDERS
                                                                                                   -----------------
Management's Responsibility for Financial Reporting..............................................             45
Independent Auditors' Report.....................................................................             45
Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995.......             46
Consolidated Balance Sheets as of December 31, 1997 and 1996.....................................             47
Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1996 and
  1995...........................................................................................             48
Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.......             49
Notes to Consolidated Financial Statements.......................................................          50-65
Five-Year Financial Summary......................................................................             66

                                                                                                                PAGE
                                                                                                                -----
Included in Part IV of this report:
Independent Auditors' Report on Consolidated Financial Statements..........................................         F-1
Consolidated Financial Statement Schedule of CVS Corporation for the years ended December 31, 1997, 1996 and 1995:
Schedule II -- Valuation and Qualifying Accounts...........................................................         S-1

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
of CVS Corporation:

    Under date of February 9, 1998, we reported on the consolidated balance sheets of CVS Corporation and subsidiaries as of December 31, 1997 and 1996, and related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the 1997 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

    In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/ KPMG PEAT MARWICK LLP
----------------------------
KPMG PEAT MARWICK LLP

Providence, Rhode Island
February 9, 1998

                                                                   SCHEDULE II

                                CVS CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS

                                           BALANCE AT        ADDITIONS CHARGED TO                          BALANCE AT
IN MILLIONS                             BEGINNING OF YEAR  COSTS & EXPENSES (1) (3)    DEDUCTIONS (2)    END OF YEAR (3)
--------------------------------------  -----------------  -------------------------  -----------------  ---------------
Accounts Receivable Allowance
for Doubtful Accounts:
Year Ended December 31, 1997..........      $    36.0              $     7.3              $     5.3         $    38.0
Year Ended December 31, 1996..........           58.6                   11.2                   33.8              36.0
Year Ended December 31, 1995..........           45.4                   43.6                   30.4              58.6

------------------------

(1) 1995 includes a charge of $21.3 million that relates to certain receivables of former operating businesses that were retained by the Company subsequent to the sale of the related operating businesses.

(2) 1996 includes a deduction of $21.2 million that relates to the actual write-off of the receivables discussed in Note (1) above.

(3) 1997 amounts are consistent with the historical results of the Company's continuing operations.