Form 10-Q
period 1998-03-28
CVS CORP
filed 1998-05-12
CIK 64803

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934




For the Quarterly Period Ended                            Commission File Number
March 28, 1998                                                            1-1011



                                 CVS CORPORATION
              ____________________________________________________
             (Exact name of registrant as specified in its charter)





       Delaware                                        05-0494040
_________________________                _______________________________________
(State of Incorporation)                 (I.R.S. Employer Identification Number)





                  One CVS Drive, Woonsocket, Rhode Island 02895
              ____________________________________________________
                    (Address of principal executive offices)


                            Telephone: (401) 765-1500



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes /X/     No / /


            Common Stock, $.01 par value, outstanding at May 4, 1998:

                               192,191,650 shares

-------------------------------------------------------------------------------

                                      INDEX


                                                                                Page
Part I

    Item 1.  Financial Statements

             Consolidated Condensed Statements of Operations -
                Three Months Ended March 28, 1998 and March 29, 1997 .........   3

             Consolidated Condensed Balance Sheets -
                As of March 28, 1998 and December 31, 1997 ...................   4

             Consolidated Condensed Statements of Cash Flows -
                Three Months Ended March 28, 1998 and March 29, 1997 .........   5

             Notes to Consolidated Condensed Financial Statements ............   6

             Independent Accountants' Review Report ..........................   8

    Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations ....................................   9


Part II

    Item 6.  Exhibits and Reports on Form 8-K ................................  13

Part I                                                                    Item 1
--------------------------------------------------------------------------------
                                 CVS Corporation
                 Consolidated Condensed Statements of Operations
                                   (Unaudited)


                                                               Three Months Ended
                                                              --------------------
                                                              March 28,  March 29,
                                                                1998       1997
                                                              ---------  ---------
In millions, except per share amounts

Net sales ................................................     $3,333.6  $3,160.8
Cost of goods sold, buying and warehousing costs .........      2,401.8   2,260.7
                                                              ---------  ---------
  Gross margin ...........................................        931.8     900.1

Selling, general and administrative expenses .............        650.6     654.5
Depreciation and amortization ............................         59.6      53.5
Restructuring charge .....................................          --       31.0
                                                              ---------  ---------
  Total operating expenses ...............................        710.2     739.0
                                                              ---------  ---------
Operating profit .........................................        221.6     161.1
Interest expense, net ....................................        (11.3)    (12.9)
                                                              ---------  ---------
Earnings from continuing operations before income taxes ..        210.3     148.2
Income tax provision .....................................         89.0      65.6
                                                              ---------  ---------
Earnings from continuing operations ......................        121.3      82.6
Discontinued operations:
  Gain on disposal .......................................        --          0.1
                                                              ---------  ---------
Earnings from discontinued operations ....................        --          0.1
                                                              ---------  ---------
Net earnings .............................................        121.3      82.7
Preference dividends, net of tax benefit .................         (3.4)     (3.5)
                                                              ---------  ---------
Net earnings available to common shareholders ............     $  117.9    $ 79.2
                                                              ---------  ---------
                                                              ---------  ---------

Basic earnings per common share:
  Earnings from continuing operations ....................     $   0.68   $  0.48
  Earnings from discontinued operations ..................        --        --
                                                              ---------  ---------
  Net earnings ...........................................    $    0.68   $  0.48
                                                              ---------  ---------
  Weighted average basic common shares outstanding .......        172.5     166.6
                                                              ---------  ---------
                                                              ---------  ---------

Diluted earnings per common share:
  Earnings from continuing operations ....................    $    0.67   $  0.47
  Earnings from discontinued operations                           --        --
                                                              ---------  ---------
  Net earnings ...........................................    $    0.67   $  0.47
                                                              ---------  ---------
  Weighted average diluted common shares outstanding .....        180.7     175.2
                                                              ---------  ---------
Dividends declared per common share ......................    $   0.11   $  0.11
                                                              ---------  ---------
                                                              ---------  ---------

See accompanying notes to consolidated condensed financial statements.

Part I                                                                    Item 1
--------------------------------------------------------------------------------

                               CVS Corporation
                    Consolidated Condensed Balance Sheets


                                                                              March 28,
                                                                                 1998      December 31,
                                                                             (Unaudited)       1997
                                                                             ------------  ------------
In millions

Assets:
  Cash and cash equivalents .............................................     $    112.2   $   168.5
  Accounts receivable, net ..............................................          436.0       452.4
  Inventories ...........................................................        2,973.1     2,709.5
  Other current assets ..................................................          289.4       354.6
                                                                             ------------  ------------
    Total current assets                                                         3,810.7     3,685.0

  Property and equipment, net ...........................................          983.0       958.2
  Goodwill, net .........................................................          706.5       711.3
  Deferred charges and other assets .....................................          190.9       174.5
  Reorganization value in excess of amounts
    allocated to identifiable assets, net ...............................          103.5       107.9
                                                                             ------------  ------------
Total assets ............................................................     $  5,794.6   $ 5,636.9
                                                                             ------------  ------------
                                                                             ------------  ------------
Liabilities:
  Accounts payable ......................................................     $  1,171.6  $  1,181.9
  Accrued expenses ......................................................        1,045.2     1,206.7
  Short-term borrowings .................................................          663.1       466.4
                                                                             ------------  ------------
    Total current liabilities ...........................................        2,879.9     2,855.0
                                                                             ------------  ------------

  Long-term debt ........................................................          272.6       272.6
  Other long-term liabilities ...........................................          162.0       147.9

Shareholders' equity:
  Preference stock; par value $1.00, 50 shares authorized;
    Series One ESOP Convertible, 5.3 shares issued and
    outstanding at March 28, 1998 and December 31, 1997 .................          284.2       284.6
  Common stock; par value $0.01, 300 shares authorized,
    178.3 and 178.0 shares issued at March 28, 1998 and
    December 31, 1997, respectively .....................................            1.8         1.8
  Treasury stock at cost; 5.6 shares at March 28, 1998 and
    December 31, 1997 ...................................................         (262.6)     (262.9)
  Guaranteed ESOP obligation ............................................         (292.1)     (292.1)
  Capital surplus .......................................................        1,095.5     1,079.0
  Retained earnings .....................................................        1,653.3     1,551.0
                                                                             ------------  ------------
    Total shareholders' equity                                                   2,480.1     2,361.4
                                                                             ------------  ------------
Total liabilities and shareholders' equity                                    $  5,794.6  $  5,636.9
                                                                             ------------  ------------
                                                                             ------------  ------------

See accompanying notes to consolidated condensed financial statements.

Part I                                                                    Item 1
--------------------------------------------------------------------------------

                                 CVS Corporation
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)



                                                             Three Months Ended
                                                            ----------------------
                                                            March 28,    March 29,
                                                              1998         1997
                                                            ---------    ---------
In millions

Net cash used in operating activities .................     $  (120.3)   $ (46.3)
                                                            ---------    ---------

Cash flows from investing activities:
  Additions to property and equipment .................         (96.6)     (51.7)
  Proceeds from sale or disposal of assets ............          29.6        2.2
                                                            ---------    ---------
Net cash used in investing activities .................         (67.0)     (49.5)
                                                            ---------    ---------
                                                            ---------    ---------

Cash flows from financing activities:
  Additions to short-term borrowings ..................         196.7          --
  Decrease in book overdrafts .........................         (38.6)     (32.5)
  Dividends paid ......................................         (19.0)     (11.7)
  Reductions in long-term debt ........................         (19.4)      (7.0)
  Proceeds from stock options exercised ...............          11.3       24.9
                                                            ---------    ---------
Net cash provided by (used in)
  financing activities ................................         131.0      (26.3)
                                                            ---------    ---------
                                                            ---------    ---------

Net decrease in cash and cash equivalents .............         (56.3)    (122.1)
Cash and cash equivalents at beginning of period ......         168.5      471.8
                                                            ---------    ---------
Cash and cash equivalents at end of period ............     $   112.2    $ 349.7
                                                            ---------    ---------
                                                            ---------    ---------

See accompanying notes to consolidated condensed financial statements.

Part I                                                                    Item 1
--------------------------------------------------------------------------------

                               CVS Corporation
            Notes to Consolidated Condensed Financial Statements
                                 (Unaudited)


Note 1

      The accompanying consolidated condensed financial statements of CVS Corporation ("CVS" or the "Company") have been prepared without audit, in accordance with the rules of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     In the opinion of management, the accompanying consolidated condensed financial statements include all adjustments (consisting only of normal recurring adjustments) which are necessary to present a fair statement of the Company's results of operations for the interim periods presented. Because of the influence of various factors on the Company's operations including certain holidays and other seasonal influences, net earnings for any interim period may not be comparable to the same interim period in previous years, nor necessarily indicative of earnings for the full year.

Note 2

    On March 31, 1998, CVS completed a merger with Arbor Drugs, Inc. ("Arbor") pursuant to which approximately 18.9 million shares of CVS common stock were issued in exchange for all of the outstanding common stock of Arbor (the "Merger"). Each outstanding share of Arbor common stock was exchanged for 0.3182 shares of CVS common stock in the Merger. In addition, outstanding Arbor employee and director stock options were converted at the same exchange ratio into options to purchase approximately 2.6 million shares of CVS common stock.

     The Merger, which constituted a tax-free reorganization, will be accounted for as a pooling of interests under Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." Accordingly, during the second quarter of 1998, the Company's historical consolidated financial statements will be restated to include the results of operations, financial position and cash flows of Arbor as if it had always been part of CVS. The accompanying consolidated condensed financial statements, however, have not been restated to reflect the effect of the Merger.

     During the second quarter of 1998, the Company's expects to record one-time merger-related charges of approximately $114.0 million (after tax).

Note 3

     Basic earnings per common share is computed by dividing (i) net earnings, after deducting the after-tax dividends on the ESOP Preference Stock, by (ii) the weighted average number of common shares outstanding during the period (the "Basic Shares").

     Diluted earnings per common share assumes that the ESOP Preference Stock is converted into common stock and all dilutive stock options are exercised. Diluted earnings per common share is computed by dividing (i) net earnings, after accounting for the difference between the current dividends on the ESOP Preference Stock and the common stock and after making adjustments for certain non-discretionary expenses that are based on net earnings (incentive bonuses and profit sharing) by (ii) Basic Shares plus the additional shares that would be issued assuming that all dilutive stock options are exercised and the ESOP Preference Stock is converted into common stock.

Part I                                                                    Item 1
--------------------------------------------------------------------------------

                               CVS Corporation
            Notes to Consolidated Condensed Financial Statements
                                 (Unaudited)


     Following is a reconciliation of basic and diluted earnings per common share from continuing operations:


                                                                                    Three Months Ended
                                                            ---------------------------------------------------------------
                                                                      March 28, 1998                  March 29, 1997
                                                            ------------------------------   ------------------------------
                                                                                Per Common                       Per Common
                                                            Earnings   Shares      Share     Earnings   Shares      Share
                                                            --------   ------   ----------   --------   ------   ----------
In millions, except per share amounts
Basic EPS:
  Earnings from continuing operations .................     $121.3       --         --        $82.6        --         --
  Preference dividends, net of tax benefit ............       (3.4)      --         --         (3.5)       --         --
                                                            --------   ------   ----------   --------   ------   ----------
  Earnings from continuing operations
    available to common shareholders ..................     $117.9      172.5     $0.68       $79.1      166.6      $0.48
  Effect of dilutive securities:
    Preference dividends, net of tax benefit ..........        3.4        5.3       --          3.5        5.8        --
    Dilutive earnings adjustments .....................       (0.8)       --        --         (0.6)       --         --
    Dilutive stock options ............................         --        2.9       --          --         2.8        --
                                                            --------   ------   ----------   --------   ------   ----------
Diluted EPS:
  Earnings from continuing operations
    available to common shareholders ..................     $120.5      180.7     $0.67       $82.0      175.2      $0.47
                                                            --------   ------   ----------   --------   ------   ----------
                                                            --------   ------   ----------   --------   ------   ----------


Note 4

     Following are the components of net interest expense:


                                                                       Three Months Ended
                                                               -----------------------------------
                   In millions                                 March 28, 1998       March 29, 1997
                                                               --------------       --------------
                   Interest expense .....................          $  (12.7)            $  (19.1)
                   Interest income ......................               1.4                  6.2
                                                               --------------       --------------
                   Interest expense, net ................          $  (11.3)            $  (12.9)
                                                               --------------       --------------
                                                               --------------       --------------

Part I                                    Independent Accountants' Review Report
--------------------------------------------------------------------------------


The Board of Directors and Shareholders of
CVS Corporation:

     We have reviewed the consolidated condensed balance sheets of CVS Corporation as of March 28, 1998 and March 29, 1997, and the related consolidated condensed statements of operations and cash flows for the three months then ended. These financial statements are the responsibility of the Company's management.

     We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to the consolidated condensed financial statements referred to above for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of CVS Corporation as of December 31, 1997 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 9, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ KPMG Peat Marwick LLP
-------------------------
KPMG PEAT MARWICK LLP

Providence, Rhode Island
April 30, 1998

Part I                                                                    Item 2
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations


Introduction

     The following discussion explains material changes in the results of operations of the Company for the three months ended March 28, 1998 and the significant developments affecting its financial condition since December 31, 1997. This discussion should be read in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     Except as otherwise specified herein, the following discussion does not reflect the effect of the merger of CVS and Arbor.

Recent Development - Merger with Arbor

     On March 31, 1998, CVS merged with Arbor in an exchange of stock that will be accounted for as a pooling of interests. The Merger established the combined company as the nation's top chain drug retailer based on store count with approximately 4,100 stores in 25 states and the District of Columbia. The combined company is expected to have revenues of approximately $15 billion in 1998, and is expected to dispense approximately 12% of the retail prescriptions in the United States.

     CVS expects that the Merger will be accretive to earnings (before one-time merger-related charges) in the first full year of combined operations. The Company expects to achieve costs savings from the combined operations of approximately $30 million annually, primarily through the closing of Arbor's headquarters, the achievement of economies of scale in advertising, distribution and other operational areas, and the spreading of its investments in information technology over a broader store base.

     See "Cautionary Statement Concerning Forward Looking Statements." See also
Note 2 to the consolidated condensed financial statements for further information about the Merger.

Results of Operations

     Net sales for the first quarter of 1998 increased $172.8 million or 5.5% to $3.3 billion, compared to net sales of $3.2 billion in the first quarter of 1997. Same store sales, consisting of sales from stores that have been open for more than one year, rose 7.3%, with pharmacy same store sales increasing 14.4%. Pharmacy sales were 57% of total sales in the first quarter of 1998, compared to 54% of total sales in the first quarter of 1997. Third party prescription sales were 82% of pharmacy sales in the first quarter of 1998, compared to 79% of pharmacy sales in the first quarter of 1997. Such increases in net sales and same store sales for the first quarter of 1998 occurred despite the negative impact of the shift in the Easter selling season from the first quarter in 1997 to the second quarter in 1998. In addition, net sales were further negatively impacted by a reduction in total store count from 4,008 at March 29, 1997 to 3,856 at March 28, 1998 which resulted primarily from the divestiture of 120 stores pursuant to a consent decree with the Federal Trade Commission entered into in connection with the merger of CVS and Revco D.S., Inc. ("Revco").

     Gross margin for the first quarter of 1998 increased $31.7 million or 3.5% to $931.8 million, compared to $900.1 million in the first quarter of 1997. Gross margin as a percentage of net sales for the first quarter of 1998 was 28.0%, compared to 28.5% of net sales in the first quarter of 1997. The decline in gross margin as a percentage of sales in 1998 was primarily due to the continued increase in lower gross margin third party prescription sales and the increase in pharmacy sales as a percentage of total sales.

Part I                                                                    Item 2
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations

In recent years, the Company has experienced a reduction in pharmacy gross margin due to the efforts of managed care organizations and other third party payors to reduce prescription drug costs. To address this trend, in certain circumstances, the Company has declined to participate in certain third party programs that failed to satisfy minimum profitability standards. In the event this trend continues and the Company decides to decline participation in additional third party programs and/or terminate programs that fall below minimum profitability standards, the Company may be unable to sustain its current rate of sales growth.

     Total operating expenses for the first quarter of 1998 were $710.2 million or 21.3% of net sales, compared to $739.0 million or 23.4% of net sales in the first quarter of 1997. Excluding the $31.0 million charge recorded during the first quarter of 1997 for certain non-capitalizable costs associated with the restructuring of Big B Inc. (the "Big B Restructuring Charge"), comparable operating expenses were $708.0 million or 22.4% of net sales in the first quarter of 1997. The improvement in operating expenses as a percentage of net sales was primarily due to the benefits derived from: (i) sales in the Company's existing store base growing at a faster rate than operating costs,
(ii) the consolidation of CVS' and Revco's administrative functions, (iii) store operating improvements and (iv) key technology investments, such as the Company's Rx2000 Pharmacy System, CVS Rapid Refill System, Pharmacy Data Warehouse, Point-of-Sale System, Retail Data Warehouse and Field Management System.

     Operating profit for the first quarter of 1998 increased $60.5 million to $221.6 million, compared to $161.1 million in the first quarter of 1997. Excluding the Big B Restructuring Charge in 1997, comparable operating profit was $192.1 million in the first quarter of 1997. Comparable operating profit as a percentage of net sales was 6.6% in the first quarter of 1998, compared to 6.1% in the first quarter of 1997.

     Interest expense, net for the first quarter of 1998 decreased $1.6 million to $11.3 million, compared to $12.9 million in the first quarter of 1997. Interest expense for the first quarter of 1998 decreased $6.4 million to $12.7 million, compared to $19.1 million in the first quarter of 1997, primarily due to reduced borrowing levels and lower weighted average borrowing rates. Interest income for the first quarter of 1998 decreased $4.8 million to $1.4 million, compared to $6.2 million in the first quarter of 1997. Interest income in the first quarter of 1997 included interest realized on notes receivable that were received as a portion of the proceeds from the sale of certain operating businesses. These notes were sold during 1997.

     Net earnings for the first quarter of 1998 increased $38.6 million to $121.3 million or $0.67 per diluted share, compared to $82.7 million or $0.47 per diluted share in the first quarter of 1997. Excluding the Big B Restructuring Charge in 1997, comparable net earnings were $101.8 million or $0.58 per diluted share in the first quarter of 1997.

Liquidity & Capital Resources

     The Company has three primary sources of liquidity: (i) cash from operations, (ii) commercial paper and (iii) uncommitted lines of credit.

     The Company issues commercial paper to finance, in part, its seasonal inventory requirements and capital expenditures. The commercial paper program is supported by a $670 million, five year unsecured revolving credit facility which expires on May 30, 2002 and a $300 million unsecured revolving credit facility which expires on June 30, 1998 (collectively, the "Credit Facilities"). During the second quarter of 1998, the Company expects to replace the $300 million credit facility with a 364 day unsecured revolving line of credit. The Credit Facilities contain customary financial and operating covenants. Management believes that the restrictions contained in these covenants do not materially affect the Company's financial or operating flexibility.

     The Company can also obtain up to $220 million of short-term financing through various uncommitted lines of credit.

Part I                                                                    Item 2
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations


     At March 28, 1998, the Company had $628.1 million of commercial paper outstanding at a weighted average interest rate of 5.8% and $35.0 million outstanding under various uncommitted lines of credit at a weighted average interest rate of 5.7%.

     Management believes that the Company's cash on hand and cash provided by operations, together with its ability to obtain additional short-term and long-term financing, will be sufficient to cover its working capital needs, capital expenditures, debt service requirements and future cash outlays associated with the integration of Revco and the merger with Arbor.

     For the three months ended March 28, 1998, cash and cash equivalents decreased $56.3 million to $112.2 million. The decrease in 1998 was primarily attributable to the following:

     Net cash used in operating activities increased $74.0 million to $120.3 million during the first quarter of 1998, compared to $46.3 million during the first quarter of 1997. The increase in 1998 was primarily due to an increase in inventory and to cash outlays associated with the integration of Revco. The increase in inventory was primarily the result of: (i) improving the in-stock position of every day merchandise in the converted Revco stores prior to initiating promotional name change events and (ii) increasing inventory levels in the Company's distribution centers to: (a) ensure that stores are properly serviced during upcoming realignment periods and (b) enable the Company to reduce the level of lower gross margin product being purchased directly from pharmacy wholesalers rather than directly from manufacturers. The Company believes that its current inventory level should be reduced and intends to do so by the end of 1998 without incurring significant markdowns. The Company intends to finance the temporary increase in inventory with short-term borrowings and, as a result, expects to incur additional interest expense. The Company believes, however, that the additional interest expense will be offset by improved operating performance.

     Net cash used in investing activities increased $17.5 million to $67.0 million during the first quarter of 1998, compared to $49.5 million in the first quarter of 1997. The increase was primarily due to higher capital expenditures offset, in part, by the proceeds received from the sale of assets during the first quarter of 1998.

     During the first quarter of 1998, the Company opened 63 stores (including 36 relocations) and closed 59 stores. During 1998, the Company expects to open approximately 320 stores, about half of which will be relocations. As of March 28, 1998 the Company operated 3,856 stores in 24 states and the District of Columbia. As of March 31, 1998, after giving effect to the Merger, the Company operated 4,064 stores in 25 states and the District of Columbia.

     Net cash provided by financing activities increased $157.3 million to $131.0 million, compared to net cash used in financing activities of $26.3 million in the prior year period. The increase in 1998 was primarily due to the increase in short-term borrowings that resulted primarily from the increase in inventory discussed above, offset, in part, by a reduction in long-term debt. On January 15, 1998, the Company redeemed the remaining $19.2 million aggregate principal amount of its 9.125% Senior Notes at 103% of principal plus accrued interest.

Part I                                                                    Item 2
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations


Cautionary Statement Concerning Forward Looking Statements

      We have made forward-looking statements in this Form 10-Q (as well as in other public filings, press releases and discussions with Company management) that are subject to risks and uncertainties. Forward-looking statements include the information concerning: future results of operations, revenues, sales growth, dispensing of retail prescriptions, cost savings and synergies of the Company following the merger with Revco and the merger with Arbor; the ability of the Company to continue to elevate the performance level of Revco stores following the merger with Revco; the ability of the Company to continue to achieve significant sales growth; the Company's belief that it can continue to improve operating performance by relocating existing stores to freestanding locations; the Company's belief that it can continue to reduce selling, general and administrative expenses as a percentage of net sales; the Company's belief that it can reduce inventory levels by the end of 1998; and the information concerning ability of the Company and its key vendors and suppliers to successfully manage issues presented by the Year 2000; as well as those preceded by, followed by or that otherwise include the words: "believes," "expects," "anticipates," "intends," "estimates" or other similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed elsewhere in this Form 10-Q (including the notes to the consolidated condensed financial statements included herein), in our Annual Report on Form 10-K for the year ended December 31, 1997, and in our other public filings, press releases and discussions with Company management, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward-looking statements: materially adverse changes in economic conditions generally in the markets served by the Company; future regulatory and legislative actions affecting the Company and/or the chain-drug industry generally (such as the current Federal and State industry-wide inquiry into billing practices for Medicaid prescriptions); competition from other drugstore chains; from alternative distribution channels such as supermarkets, membership clubs, other retailers and mail order companies, and from third party plans; and the continued efforts of health maintenance organizations, managed care organizations, patient benefit management companies and other third party payors to reduce prescription drug costs. The forward-looking statements referred to above are also subject to uncertainties and assumptions relating to the operations and results of operations of the Company following the merger with Revco and Arbor, including: risks relating to the Company's ability to combine the businesses of three major corporations while maintaining current operating performance levels during the integration period and the challenges inherent in diverting the Company's management focus and resources from other strategic opportunities and from operational matters for an extended period of time; the Company's ability to continue to secure suitable new store locations on favorable lease terms as it seeks to open new stores and relocate a portion of its existing store base to freestanding locations; the Company's ability to continue to purchase inventory on favorable terms; the Company's ability to attract, hire and retain suitable pharmacists and management personnel; relationships with suppliers; and the impact of inflation.

Part II                                                                   Item 6
--------------------------------------------------------------------------------
                        Exhibits and Reports on Form 8-K


Exhibits:


          3.1     Amended and Restated Certificate of Incorporation of the
                  Registrant (incorporated by reference to Exhibit 3.1 of CVS
                  Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

          3.2 By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of CVS Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

         15       Letter re:  Unaudited Interim Financial Information

         27.1     Financial Data Schedule - March 28, 1998

         27.2     Restated Financial Data Schedule - March 29, 1997



Reports on Form 8-K:


         On February 11, 1998, the Registrant filed a Current Report on Form 8-K in connection with the Registrant signing a definitive merger agreement to acquire Arbor Drugs, Inc.

             On March 4, 1998, the Registrant filed a Current Report on Form 8-K in connection with a stockholder lawsuit that was commenced against CVS Corporation, Arbor Drugs, Inc. and the directors of Arbor alleging the consideration to be paid to Arbor stockholders in the merger was inadequate and unfair and that the directors of Arbor had breached their fiduciary duties in approving the transaction.

             On March 27, 1998, the Registrant filed a Current Report on Form 8-K reporting the exchange ratio applicable to the merger of CVS Corporation and Arbor Drugs, Inc.

             On April 3, 1998, the Registrant filed a Current Report on Form 8-K in connection with the Registrant's completion of the merger of CVS Corporation and Arbor Drugs, Inc.

             On May 8, 1998, the Registrant filed a Current Report on Form 8-K reporting interim results for a 30-day period following the merger of CVS Corporation and Arbor Drugs, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CVS Corporation
(Registrant)



/s/  Charles C. Conaway
--------------------------
CHARLES C. CONAWAY
Executive Vice President and Chief Financial Officer
May 12, 1998

Part II                                                               Exhibit 15
--------------------------------------------------------------------------------
               Letter re: Unaudited Interim Financial Information


CVS Corporation
Woonsocket, Rhode Island

Board of Directors:

Re:  Registration Statements Numbers 333-49407, 33-40251, 333-34927, 333-28043,
     33-17181, 2-97913, 2-77397 and 2-53766 on Form S-8 and 333-52055 on
     Form S-3

     With respect to the subject registration statements, we acknowledge our awareness of the use therein of our report dated April 30, 1998 related to our review of interim financial information.

     Pursuant to Rule 436(c) under the Securities Act of 1933, such report is not considered a part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of sections 7 and 11 of the Act.


Very truly yours,


/s/  KPMG Peat Marwick LLP
--------------------------
KPMG PEAT MARWICK LLP


Providence, Rhode Island
May 8, 1998