Form 10-Q
period 1998-06-27
CVS CORP
filed 1998-08-11
CIK 64803

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934




For the Quarterly Period Ended                            Commission File Number
June 27, 1998                                                          001-01011


                                 CVS CORPORATION
                                 ---------------
             (Exact name of registrant as specified in its charter)


       Delaware                                       05-0494040
       --------                                       ----------
(State of Incorporation)                 (I.R.S. Employer Identification Number)



                  One CVS Drive, Woonsocket, Rhode Island 02895
                  ---------------------------------------------
                    (Address of principal executive offices)


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

          Common Stock, $0.01 par value, outstanding at August 3, 1998:
                               389,337,279 shares


================================================================================

================================================================================

                                      INDEX

                                                                                                          Page
     Part I

              Item 1.  Financial Statements

                       Consolidated Condensed Statements of Operations -
                                Three and Six Months Ended June 27, 1998 and June 28, 1997                  3

                       Consolidated Condensed Balance Sheets -
                                As of June 27, 1998 and December 31, 1997                                   4

                       Consolidated Condensed Statements of Cash Flows -
                                Six Months Ended June 27, 1998 and June 28, 1997                            5

                       Notes to Consolidated Condensed Financial Statements                                 6

                       Independent Accountants' Review Report                                               11

              Item 2.  Management's Discussion and Analysis of Financial Condition and
                                Results of Operations                                                       12

              Item 3.  Quantitative and Qualitative Disclosures About Market Risk                           20


     Part II

              Item 4.  Submission of Matters to a Vote of Security Holders                                  21

              Item 6.  Exhibits and Reports on Form 8-K                                                     22


Part I                                                                   Item 1
================================================================================
                                 CVS Corporation
                 Consolidated Condensed Statements of Operations
                                   (Unaudited)

                                                                 Three Months Ended                 Six Months Ended
In millions, except per common share amounts               June 27, 1998    June 28, 1997    June 27, 1998    June 28, 1997
=============================================================================================================================
Net sales                                                $3,755.9        $ 3,406.8        $ 7,357.4         $6,804.6
Cost of goods sold, buying and warehousing costs          2,735.4          2,533.8          5,330.0          4,963.7
-----------------------------------------------------------------------------------------------------------------------------
         Gross margin                                     1,020.5          873.0            2,027.4          1,840.9
Selling, general and administrative expenses                726.4          693.7            1,430.6          1,396.9
Depreciation and amortization                                61.2           58.7              125.0            116.4
Merger and restructuring charges                            158.3          411.7              158.3            442.7
-----------------------------------------------------------------------------------------------------------------------------
         Total operating expenses                           945.9        1,164.1            1,713.9          1,956.0
-----------------------------------------------------------------------------------------------------------------------------
Operating profit (loss)                                      74.6         (291.1)             313.5           (115.1)
Interest expense, net                                        18.9           16.2               30.1             29.1
-----------------------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations before
  income taxes and extraordinary item                        55.7         (307.3)             283.4           (144.2)
Income tax provision (benefit)                               39.5          (85.9)             135.2            (14.9)
-----------------------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations before
  extraordinary item                                         16.2         (221.4)             148.2           (129.3)
Discontinued operations:
  Gain on disposal, net of income tax provision of $12.4       --           17.4                 --             17.5
-----------------------------------------------------------------------------------------------------------------------------
  Earnings from discontinued operations                        --           17.4                 --             17.5
-----------------------------------------------------------------------------------------------------------------------------
Net earnings (loss) before extraordinary item                16.2         (204.0)             148.2           (111.8)
Extraordinary item, loss related to early retirement of
  debt, net of income tax benefit of $11.4                     --          (17.1)                --            (17.1)
-----------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                          16.2         (221.1)             148.2           (128.9)
Preference dividends, net of income tax benefit              (3.4)          (3.4)              (6.8)            (6.8)
-----------------------------------------------------------------------------------------------------------------------------
Net earnings (loss) available to common shareholders     $   12.8        $(224.5)         $   141.4         $ (135.7)
=============================================================================================================================

Basic earnings per common share:
  Earnings (loss) from continuing operations
    before extraordinary item                            $   0.03        $ (0.60)         $   0.37          $  (0.37)
  Earnings from discontinued operations                        --           0.05                --              0.05
  Extraordinary item, net of income tax benefit                --          (0.05)               --             (0.05)
-----------------------------------------------------------------------------------------------------------------------------
  Net earnings (loss)                                    $   0.03        $ (0.60)         $   0.37          $  (0.37)
-----------------------------------------------------------------------------------------------------------------------------
  Weighted average basic common shares outstanding          385.8          373.9             384.3             372.3
=============================================================================================================================

Diluted earnings per common share:
  Earnings (loss) from continuing operations
    before extraordinary item                            $   0.03        $ (0.60)         $  0.36           $  (0.37)
  Earnings from discontinued operations                        --           0.05               --               0.05
  Extraordinary item, net of income tax benefit                --          (0.05)              --              (0.05)
-----------------------------------------------------------------------------------------------------------------------------
  Net earnings (loss)                                    $   0.03        $ (0.60)         $  0.36           $  (0.37)
-----------------------------------------------------------------------------------------------------------------------------
  Weighted average diluted common shares outstanding        394.6          373.9            404.1              372.3
=============================================================================================================================
Dividends declared per common share                      $ 0.0575        $0.0550          $0.1125           $ 0.1100
=============================================================================================================================

See accompanying notes to consolidated condensed financial statements.

Part I                                                                    Item 1
================================================================================
                                 CVS Corporation
                      Consolidated Condensed Balance Sheets
                                   (Unaudited)


                                                                                       June 27,       December 31,
In millions                                                                             1998             1997
=========================================================================================================================
Assets:
  Cash and cash equivalents                                                          $   62.0        $   192.5
  Accounts receivable, net                                                              499.3            452.4
  Inventories                                                                         2,938.0          2,882.4
  Other current assets                                                                  349.6            364.8
-------------------------------------------------------------------------------------------------------------------------
    Total current assets                                                              3,848.9          3,892.1

  Property and equipment, net                                                         1,171.9          1,072.3
  Goodwill, net                                                                         712.3            711.5
  Deferred charges and other assets                                                     230.4            195.1
  Reorganization value in excess of amounts allocated to
    identifiable assets, net                                                             99.1            107.9
-------------------------------------------------------------------------------------------------------------------------
Total assets                                                                         $6,062.6         $5,978.9
=========================================================================================================================

Liabilities:
  Accounts payable                                                                   $  865.7         $1,233.7
  Accrued expenses and other current liabilities                                      1,202.4          1,210.5
  Short-term borrowings                                                                 673.9            466.4
-------------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                         2,742.0          2,910.6

  Long-term debt                                                                        288.4            288.8
  Other long-term liabilities                                                           175.4            164.9

Shareholders' equity:
  Preference stock; par value $1.00, authorized 50 shares; Series One ESOP
    Convertible, issued and outstanding 5.3 shares at June 27, 1998 and
    December 31, 1997                                                                   281.7            284.6
  Common stock; par value $0.01, authorized 1,000 shares, issued 399.6 and
    393.8 shares at June 27, 1998 and December 31, 1997, respectively                     4.0              2.0
  Treasury stock at cost; 11.2 shares at June 27, 1998 and December 31, 1997           (260.4)          (262.9)
  Guaranteed ESOP obligation                                                           (292.2)          (292.2)
  Capital surplus                                                                     1,291.9          1,155.9
  Retained earnings                                                                   1,831.8          1,727.2
-------------------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                                        2,856.8          2,614.6
-------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                           $6,062.6         $5,978.9
=========================================================================================================================

See accompanying notes to consolidated condensed financial statements.

Part I                                                                    Item 1
================================================================================
                                 CVS Corporation
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                 Six Months Ended
                                                                June 27,   June 28,
In millions                                                      1998       1997
==================================================================================

Net cash used in operating activities                          $ (26.5)   $ (17.4)
==================================================================================

Cash flows from investing activities:
  Additions to property and equipment                           (224.7)    (109.8)
  Proceeds from sale of investments                                --       247.1
  Proceeds from sale or disposal of assets                        37.2       12.1
  Acquisitions, net of cash                                      (16.6)      --
----------------------------------------------------------------------------------
Net cash (used in) provided by investing activities             (204.1)     149.4
==================================================================================

Cash flows from financing activities:
  Additions to short-term borrowings                             207.5       --
  Decrease in book overdrafts                                   (133.5)     (39.2)
  Dividends paid                                                 (43.6)     (30.6)
  Reductions in long-term debt                                   (20.1)    (596.1)
  Proceeds from stock options exercised                           89.8      136.1
----------------------------------------------------------------------------------
Net cash provided by (used in) financing activities              100.1     (529.8)
==================================================================================

Net decrease in cash and cash equivalents                       (130.5)    (397.8)
Cash and cash equivalents at beginning of period                 192.5      506.8
----------------------------------------------------------------------------------
Cash and cash equivalents at end of period                     $  62.0    $ 109.0
==================================================================================

See accompanying notes to consolidated condensed financial statements.

Part I                                                                    Item 1
================================================================================
                                 CVS Corporation
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)


Note 1

     The accompanying consolidated condensed financial statements of CVS Corporation ("CVS" or the "Company") have been prepared without audit, in accordance with the rules of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

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

Note 2

     On March 31, 1998, CVS completed a merger with Arbor Drugs, Inc. ("Arbor"), hereafter collectively referred to as the Company, pursuant to which on a post two-for-one common stock split basis, approximately 37.8 million shares of CVS common stock were issued for all of the outstanding common stock of Arbor (the "CVS/Arbor Merger"). Each outstanding share of Arbor common stock was exchanged for 0.6364 shares of CVS common stock in the CVS/Arbor Merger. In addition, outstanding Arbor employee and director stock options were converted at the same exchange ratio into options to purchase approximately 5.2 million shares of CVS common stock.

     The CVS/Arbor Merger, which constituted a tax-free reorganization, has been accounted for as a pooling of interests under Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." Accordingly, all prior period financial statements presented have been restated to include the combined results of operations, financial position and cash flows of Arbor as if it had always been part of CVS.

     Prior to the CVS/Arbor Merger, Arbor's fiscal year ended on July 31. In recording the business combination, Arbor's fiscal year-end has been restated to reflect a December 31 year-end to conform with CVS' fiscal year-end.

     Arbor's cost of sales and inventories have been restated from the last-in, first-out method to the first-in, first-out method in order to conform to CVS' accounting method for inventories.

     There were no material transactions between CVS and Arbor prior to the CVS/Arbor Merger. Certain reclassifications have been made to Arbor's historical financial statements to conform to CVS' presentation.

Part I                                                                    Item 1
================================================================================
                                 CVS Corporation
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)


     In accordance with Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)," the Company recorded a charge to operating expenses of $158.3 million during the second quarter of 1998 for direct and other merger-related costs pertaining to the CVS/Arbor Merger transaction and certain restructuring activities (the "Arbor Restructuring Charge").

     Following is a summary of the significant components of the Arbor Restructuring Charge:

================================================================================
                                 Arbor
                             Restructuring                     Balance
In millions                     Charge         Utilized       at 6/27/98
--------------------------------------------------------------------------------
Merger transaction costs      $ 15.0           $ 11.4           $  3.6
Restructuring costs:
  Employee severance            27.1              0.3             26.8
  Exit costs                   116.2              8.0            108.2
--------------------------------------------------------------------------------
                              $158.3           $ 19.7           $138.6
================================================================================

     Merger transaction costs primarily include fees for investment bankers, attorneys, accountants, financial printing and other related charges. Restructuring activities primarily relate to the consolidation of administrative functions. These actions will result in the reduction of approximately 200 employees, primarily in Arbor's Troy, Michigan headquarters, and will include the consolidation and closure of certain facilities. Exit costs primarily relate to activities such as the cancellation of lease agreements, closing of facilities and the write-down of unutilized fixed assets.

     Asset write-offs included in the Arbor Restructuring Charge totaled $11.9 million. The balance of the charge, $146.4 million, will require cash outlays, primarily in 1998 and 1999.

     The Company also recorded a charge to cost of goods sold of $10.0 million during the second quarter of 1998 to reflect markdowns on non-compatible Arbor merchandise.

     Following is a summary of the results of operations for the separate companies prior to the CVS/Arbor Merger and the combined amounts presented in the accompanying consolidated condensed financial statements:

================================================================================
                                                Three Months Ended
In millions                              March 28, 1998    March 29, 1997
--------------------------------------------------------------------------------
Net sales:
    CVS                                    $ 3,333.6         $ 3,160.8
    Arbor                                      267.9             237.0
--------------------------------------------------------------------------------
                                           $ 3,601.5         $ 3,397.8
================================================================================
Earnings from continuing operations
  before extraordinary item:
    CVS                                    $   121.3         $    82.7
    Arbor                                       10.7               9.4
--------------------------------------------------------------------------------
                                           $   132.0         $    92.1
================================================================================

Part I                                                                    Item 1
================================================================================
                                 CVS Corporation
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)


Note 3

     On May 29, 1997, CVS completed a merger with Revco D.S., Inc. ("Revco"), pursuant to which on a post two-for-one common stock split basis, approximately
120.6 million shares of CVS common stock were issued for all of the outstanding common stock of Revco (the "CVS/Revco Merger").

     The CVS/Revco Merger, which constituted a tax-free reorganization, has been accounted for as a pooling of interests under APB Opinion No. 16. Accordingly, all prior period financial statements presented have been restated to include the combined results of operations, financial position and cash flows of Revco as if it had always been part of CVS.

     In conjunction with the CVS/Revco Merger, the Company recorded a charge to operating expenses of $411.7 million in the second quarter of 1997 for direct and other merger-related costs pertaining to the CVS/Revco Merger transaction and certain restructuring activities (the "Revco Restructuring Charge").

     Following is a summary of the significant components of the Revco Restructuring Charge:

  ==============================================================================
                               Revco
                            Restructuring                      Balance at
  In millions                  Charge          Utilized       June 27, 1998
  ------------------------------------------------------------------------------
  Merger transaction costs    $ 35.0            $ 32.4            $  2.6
  Restructuring costs:
    Employee severance          89.8              54.7              35.1
    Exit costs                 286.9             174.3             112.6
  ------------------------------------------------------------------------------
                              $411.7            $261.4            $150.3
  ==============================================================================

     The Company also recorded a $75.0 million charge to cost of goods sold during the second quarter of 1997 to reflect markdowns on non-compatible Revco merchandise of which $72.0 million had been utilized through June 27, 1998.

Note 4

     On May 13, 1998, the Company's shareholders approved an increase in the number of authorized common shares from 300 million to one billion. On that date, the Board of Directors authorized a two-for-one common stock split to be effected by the issuance of one additional share of common stock for each share of common stock outstanding. Such shares were distributed on June 15, 1998 to shareholders of record as of May 25, 1998. The accompanying consolidated condensed financial statements have been restated to reflect the effect of the two-for-one common stock split.

Note 5

     On June 26, 1998, the Company replaced its $300 million unsecured revolving credit facility, due to expire on June 30, 1998, with a $460 million, 364 day unsecured revolving credit facility. The Company's existing $670 million, five-year unsecured revolving credit facility, which expires on May 30, 2002, remained unchanged.

Part I                                                                    Item 1
================================================================================
                                 CVS Corporation
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)


Note 6

     Basic earnings per common share is computed by dividing: (i) net earnings, after deducting the after-tax dividends on the ESOP Preference Stock, by (ii) the weighted average number of common shares outstanding during the period (the "Basic Shares").

     Diluted earnings per common share normally assumes that the ESOP Preference Stock is converted into common stock and all dilutive stock options are exercised. Diluted earnings per common share is computed by dividing: (i) net earnings, after accounting for the difference between the current dividends on the ESOP Preference Stock and the common stock and after making adjustments for certain non-discretionary expenses that are based on net earnings such as incentive bonuses and profit sharing by (ii) Basic Shares plus the additional shares that would be issued assuming that all dilutive stock options are exercised and the ESOP Preference Stock is converted into common stock.

     In the three months ended June 27, 1998, the assumed conversion of the ESOP Preference Stock would have increased diluted earnings per common share and, therefore, was not considered. In the three and six months ended June 28, 1997, due to the loss from continuing operations, the assumed conversion of the ESOP Preference Stock and the exercise of stock options would have also increased diluted earnings per share and, therefore, were not considered.

     Following is a reconciliation of basic and diluted earnings per common share from continuing operations:

====================================================================================================================
                                                       Three Months Ended                  Six Months Ended
                                                                        Per                                 Per
                                                                       Common                             Common
In millions, except per common share amounts     Earnings   Shares     Share        Earnings    Shares     Share
--------------------------------------------------------------------------------------------------------------------
June 27, 1998:
  Basic EPS:
    Earnings from continuing operations
      before extraordinary item                  $  16.2       --         --        $ 148.2        --        --
    Preference dividends, net of tax benefit        (3.4)      --         --           (6.8)       --        --
--------------------------------------------------------------------------------------------------------------------
    Earnings from continuing operations
      available to common shareholders           $  12.8     385.8    $  0.03       $ 141.4      384.3     $ 0.37
--------------------------------------------------------------------------------------------------------------------
  Diluted EPS:
    Preference dividends, net of tax benefit          --       --         --            6.8       10.6       --
    Dilutive earnings adjustments                     --       --         --           (0.5)       --        --
    Dilutive stock options                            --       8.8        --             --        9.2       --
--------------------------------------------------------------------------------------------------------------------
    Earnings from continuing operations
      available to common shareholders           $  12.8     394.6     $ 0.03       $ 147.7      404.1     $ 0.36
====================================================================================================================
June 28, 1997:
  Basic EPS:
    Earnings from continuing operations
      before extraordinary item                  $(221.4)      --         --        $(129.3)       --       --
    Preference dividends, net of tax benefit        (3.4)      --         --           (6.8)       --       --
--------------------------------------------------------------------------------------------------------------------
    Earnings from continuing operations
      available to common shareholders           $(224.8)    373.9     $ (0.60)     $(136.1)     372.3     $(0.37)
---------------------------------------------------------------------------------------------------------------------
  Diluted EPS:
    Earnings from continuing operations
      available to common shareholders          $(224.8)    373.9     $ (0.60)     $(136.1)     372.3     $(0.37)
=====================================================================================================================

Part I                                                                    Item 1
================================================================================
                                 CVS Corporation
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)


Note 7

     Following are the components of net interest expense:

       =============================================================================================================
                                                  Three Months Ended                     Six Months Ended
       In millions                          June 27, 1998      June 28, 1997     June 27, 1998      June 28, 1997
       -------------------------------------------------------------------------------------------------------------
       Interest expense                        $ 21.1             $ 21.3            $ 34.2              $ 40.6
       Interest income                           (2.2)              (5.1)             (4.1)              (11.5)
       -------------------------------------------------------------------------------------------------------------
         Interest expense, net                 $ 18.9             $ 16.2            $ 30.1              $ 29.1
       =============================================================================================================

Note 8

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires companies to report financial information based on how management internally organizes information to make operating decisions and assess performance. In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits." SFAS No. 132 revises the disclosure requirements for pensions and other postretirement benefit plans. This statement, however, does not change any of the measurement or recognition provisions required under previous guidance. Both statements are effective for fiscal years beginning after December 15, 1997. The Company is in the process of determining what impact, if any, these pronouncements will have on its financial statements.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," effective for fiscal years beginning after December 15, 1998. SOP 98-1 defines which costs incurred to develop or purchase internal-use software should be capitalized and which should be expensed. The Company is in the process of determining what impact, if any, this pronouncement will have on its financial statements.

Part I                                    Independent Accountants' Review Report
================================================================================


The Board of Directors and Shareholders of
CVS Corporation:

     We have reviewed the consolidated condensed balance sheets of CVS Corporation as of June 27, 1998 and June 28, 1997, and the related consolidated condensed statements of operations for the three and six months then ended and cash flows for the six months then ended. These financial statements are the responsibility of the Company's management.

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

Providence, Rhode Island
July 29, 1998

Part I                                                                    Item 2
================================================================================
         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations


Introduction

     The following discussion explains material changes in the results of operations of CVS Corporation ("CVS") for the three and six months ended June 27, 1998 and June 28, 1997 and the significant developments affecting its financial condition since December 31, 1997. This discussion should be read in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     All financial information presented herein has been restated to reflect the merger of CVS and Arbor Drugs, Inc. ("Arbor") and the two-for-one common stock split that was distributed to shareholders on June 15, 1998.

CVS/Arbor Merger

     On March 31, 1998, CVS completed a merger with Arbor Drugs, Inc. ("Arbor"), hereafter collectively referred to as the Company, pursuant to which on a post two-for-one common stock split basis, approximately 37.8 million shares of CVS common stock were issued for all of the outstanding common stock of Arbor (the "CVS/Arbor Merger"). Each outstanding share of Arbor common stock was exchanged for 0.6364 shares of CVS common stock in the CVS/Arbor Merger. In addition, outstanding Arbor employee and director stock options were converted at the same exchange ratio into options to purchase approximately 5.2 million shares of CVS common stock.

     The CVS/Arbor Merger, which constituted a tax-free reorganization, has been accounted for as a pooling of interests under Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." Accordingly, all prior period financial statements presented have been restated to include the combined results of operations, financial position and cash flows of Arbor as if it had always been part of CVS.

     The CVS/Arbor Merger established the Company as the nation's top chain drug retailer based on store count with over 4,000 stores in 24 states and the District of Columbia. The combined company is expected to have net sales of approximately $15 billion in 1998, and is expected to dispense approximately 12% of the retail prescriptions in the United States.

     The Company expects that the CVS/Arbor Merger will be accretive to earnings (before one-time merger-related charges) in the first full year of operations. The Company also expects to achieve cost savings from the combined operations of approximately $30 million annually, primarily through the closing of Arbor's headquarters, the achievement of economies of scale in advertising, distribution and other operational areas, and the spreading of its investments in information technology over a broader store base.

     See "Cautionary Statement Concerning Forward Looking Statements." See also
Note 2 to the consolidated condensed financial statements for further information about the CVS/Arbor Merger and the Arbor Restructuring Charge (defined below).

Part I                                                                    Item 2
================================================================================
         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations


CVS/Revco Merger

     On May 29, 1997, CVS completed a merger with Revco D.S., Inc. ("Revco"), pursuant to which on a post two-for-one common stock split basis, approximately
120.6 million shares of CVS common stock were issued for all of the outstanding common stock of Revco (the "CVS/Revco Merger").

     The CVS/Revco Merger, which constituted a tax-free reorganization, has been accounted for as a pooling of interests under APB Opinion No. 16. Accordingly, all prior period financial statements presented have been restated to include the combined results of operations, financial position and cash flows of Revco as if it had always been part of CVS. See Note 3 to the consolidated condensed financial statements for further information about the CVS/Revco Merger and the Revco Restructuring Charge (defined below).

Other Matters

     On May 13, 1998, the Company's shareholders approved an increase in the number of authorized common shares from 300 million to one billion. On that date, the Board of Directors authorized a two-for-one common stock split to be effected by the issuance of one additional share of common stock for each share of common stock outstanding. Such shares were distributed on June 15, 1998 to shareholders of record as of May 25, 1998. In addition, the Board of Directors authorized an increase in the post two-for-one common stock split quarterly common stock cash dividend from $0.055 per share to $0.0575 per share.

Results of Operations

Second Quarter (1998 versus 1997)

     Net sales for the second quarter of 1998 increased $349.1 million or 10.2% to $3.8 billion, compared to $3.4 billion in the second quarter of 1997. Same store sales, consisting of sales from stores that have been open for more than one year, rose 11.7%, with pharmacy same store sales increasing 15.4%. Pharmacy sales were 57% of total sales in the second quarter of 1998, compared to 55% in the second quarter of 1997. Third party prescription sales were 83% of pharmacy sales during the second quarter of 1998, compared to 80% in the second quarter of 1997. Such increases in net sales and same store sales for the second quarter of 1998 were positively impacted by the shift in the Easter selling season from the first quarter of 1997 to the second quarter of 1998. In addition, net sales were negatively impacted by a reduction in total store count from 4,120 at June 28, 1997 to 4,056 at June 27, 1998 which resulted primarily from the divestiture of 120 Revco stores pursuant to a consent decree with the Federal Trade Commission entered into in connection with the CVS/Revco Merger.

     Net sales continue to benefit from the Company's efforts to elevate the performance level of the Revco stores by converting all retained Revco stores into the CVS store format. This conversion process consists of three elements: converting the Revco point-of-sale and pharmacy computer systems to CVS systems, revising the Revco planograms to reflect the CVS merchandise mix and remodeling the Revco stores to the "look and feel" of a CVS store. As of July 30, 1998, the Company had completed the conversion of Revco's systems as well as the revision of all Revco planograms (except for cosmetics which will be completed as the remaining Revco stores are remodeled). In addition, as of such date, the Company had remodeled approximately 1,470 Revco stores and expected to complete the remodeling process for the remaining 425 stores by October 1998. Further, the Company is in the process of relocating many of the Revco stores (as well as many CVS stores) from in-line strip center locations to free-standing sites. As a result of these efforts, the Company has begun to make progress in elevating the performance level of the Revco store base, especially with regard to front end sales. However, the increased sales performance has been aided by temporary promotional sales efforts and the rate of progress has varied (and is expected to continue to vary) on a market-by-market basis.

Part I                                                                    Item 2
================================================================================
         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations


     Gross margin for the second quarter of 1998 increased $147.5 million or 16.9% to $1.0 billion, compared to $873.0 million in the second quarter of 1997. Gross margin as a percentage of net sales for the second quarter of 1998 was 27.2%, compared to 25.6% of net sales in the second quarter of 1997. It is important to note that during the second quarter of 1998, the Company recorded a $10.0 million charge to cost of goods sold to reflect markdowns on non-compatible Arbor merchandise (the "Arbor Inventory Markdown"). The Company also recorded a $75.0 million charge to cost of goods sold during the second quarter of 1997 to reflect markdowns on non-compatible Revco merchandise, (the "Revco Inventory Markdown"). Excluding the effect of the Arbor Inventory Markdown in 1998 and the Revco Inventory Markdown in 1997, comparable gross margin increased $82.5 million or 8.7% to $1.0 billion, or 27.4% of net sales, compared to $948.0 million or 27.8% of net sales during the prior year period. The decline in comparable gross margin as a percentage of net sales in 1998 was primarily due to the continued increase in lower gross margin third party prescription sales, the continued increase in pharmacy sales as a percentage of total sales and the increase in promotional activity primarily resulting from the name change events being held in certain Revco markets (collectively, the "Gross Margin Factors").

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

     Total operating expenses for the second quarter of 1998 were $945.9 million or 25.2% of net sales, compared to $1.2 billion or 34.2% of net sales in the second quarter of 1997. It is important to note that: (i) during the second quarter of 1998, the Company recorded a $158.3 million charge to operating expenses for direct and other merger-related costs pertaining to the CVS/Arbor Merger transaction and certain restructuring activities (the "Arbor Restructuring Charge") and (ii) during the second quarter of 1997 recorded a $411.7 million charge to operating expenses for direct and other merger-related costs pertaining to the CVS/Revco Merger transaction and certain restructuring activities (the "Revco Restructuring Charge").

      Excluding the effect of the Arbor Restructuring Charge in 1998 and the Revco Restructuring Charge in 1997, comparable operating expenses were $787.6 million or 21.0% of net sales in the second quarter of 1998, compared to $752.4 million or 22.1% of net sales in the second quarter of 1997. The improvement in comparable operating expenses as a percentage of net sales was primarily due to:
(i) sales in the Company's existing store base growing at a faster rate than operating costs, (ii) the elimination of Revco's administrative expenses, (iii) the consolidation of CVS' and Arbor's administrative functions and (iv) continued efficiencies derived from technology investments (collectively, the "Operating Expense Improvement Factors").

     Operating profit (loss) for the second quarter of 1998 increased $365.7 million or 125.6% to $74.6 million, compared to a loss of $291.1 million for the second quarter of 1997. Excluding the effect of the Arbor Inventory Markdown and the Arbor Restructuring Charge (collectively, the "Arbor Charges") in 1998 and the Revco Inventory Markdown and the Revco Restructuring Charge (collectively, the "Revco Charges") in 1997, comparable operating profit for the second quarter of 1998 increased $47.3 million or 24.2% to $242.9 million, compared to $195.6 million in the second quarter of 1997. Comparable operating profit as a percentage of net sales was 6.5% in the second quarter of 1998, compared to 5.7% in the second quarter of 1997.

Part I                                                                    Item 2
================================================================================
         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations


     Interest expense, net for the second quarter of 1998 was $18.9 million, compared to $16.2 million in the second quarter of 1997. Interest expense for the second quarter of 1998 decreased $0.2 million to $21.1 million, compared to $21.3 million in the second quarter of 1997, primarily due to lower weighted average borrowing rates during 1998. Interest income for the second quarter of 1998 decreased $2.9 million to $2.2 million, compared to $5.1 million in the second quarter of 1997. Interest income in the second quarter of 1997 included interest realized on notes receivable that were received as a portion of the proceeds from the sale of certain operating businesses. These notes were sold during 1997.

     Earnings (loss) from continuing operations before extraordinary item for the second quarter of 1998 increased $237.6 million to $16.2 million, compared to a loss of $221.4 million in the second quarter of 1997. Excluding the effect of the Arbor Charges in 1998 and the Revco Charges in 1997, comparable earnings from continuing operations before extraordinary item increased $27.7 million or 27.1% to $129.9 million, or $0.32 per diluted share, compared to $102.2 million, or $0.26 per diluted share in the second quarter of 1997.

     Net earnings (loss), including the Arbor Charges, the Revco Charges, discontinued operations and the extraordinary item related to the early retirement of certain Revco debt during the second quarter of 1997 (the "Extraordinary Item"), increased to $16.2 million, or $0.03 per diluted share, during the second quarter of 1998, compared to a net loss of $221.1 million, or $0.60 per diluted share, in the second quarter of 1997.

Six Months (1998 versus 1997)

     Net sales for the first six months of 1998 increased $552.8 million or 8.1% to $7.4 billion, compared to $6.8 billion in the first six months of 1997. Same store sales rose 9.6%, with pharmacy same store sales increasing 15.0%. Pharmacy sales were 57% of total sales for the first six months of 1998, compared to 55% for the first six months of 1997. Third party prescription sales were 83% of pharmacy sales for the first six months of 1998, compared to 80% in the first six months of 1997. See "Second Quarter (1998 versus 1997)" above for further information about factors affecting net sales.

     Gross margin for the first six months of 1998 increased $186.5 million or 10.1% to $2.0 billion, compared to $1.8 billion in the first six months of 1997. Excluding the effect of the Arbor Inventory Markdown in 1998 and the Revco Inventory Markdown in 1997, comparable gross margin increased to $2.0 billion or 27.7% of net sales for the first six months of 1998, compared to $1.9 billion or 28.2% of net sales in the first six months of 1997. The decline in gross margin as a percentage of net sales in 1998 was primarily due to the Gross Margin Factors.

     Total operating expenses for the first six months of 1998 were $1.7 billion or 23.3% of net sales, compared to $2.0 billion or 28.7% of net sales in the first six months of 1997. Excluding the Arbor Restructuring Charge in 1998, the Revco Restructuring Charge in 1997 and the $31.0 million charge recorded during the first quarter of 1997 for certain non-capitalizable costs associated with the restructuring of Big B, Inc. (the "Big B Charge"), comparable operating expenses for the first six months of 1998 were $1.6 billion or 21.1% of net sales, compared to $1.5 billion or 22.2% of net sales in the first six months of 1997. The improvement in comparable operating expenses as a percentage of net sales was primarily due to the Operating Expense Improvement Factors.

     Operating profit (loss) for the first six months of 1998 increased $428.6 million or 372.4% to $313.5 million, compared to a loss of $115.1 million in the first six months of 1997. Excluding the effect of the Arbor Charges in 1998 and the Revco Charges and the Big B Charge in 1997, comparable operating profit increased $79.2 million or 19.7% to $481.8 million in the first six months of 1998, compared to $402.6 million in the first six months of 1997. Comparable operating profit as a percentage of net sales was 6.6% in the first six months of 1998, compared to 5.9% in the first six months of 1997.

Part I                                                                    Item 2
================================================================================
         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations


     Interest expense, net for the first six months of 1998 was $30.1 million, compared to $29.1 million in the first six months of 1997. Interest expense for the first six months of 1998 decreased $6.4 million to $34.2 million, compared to $40.6 million in the first six months of 1997, primarily due to reduced borrowing levels and lower weighted average borrowing rates. Interest income for the first six months of 1998 decreased $7.4 million to $4.1 million, compared to $11.5 million in the first six months of 1997. Interest income in the first six months of 1997 included interest realized on notes receivable that were received as a portion of the proceeds from the sale of certain operating businesses. These notes were sold during 1997.

     Earnings (loss) from continuing operations before extraordinary item for the first six months of 1998 increased to $148.2 million, compared to a loss of $129.3 million in the first six months of 1997. Excluding the effect of the Arbor Charges in 1998 and the Revco Charges and the Big B Charge in 1997, comparable earnings from continuing operations before extraordinary item increased $48.5 million or 22.7% to $261.9 million or $0.65 per diluted share for the first six months of 1998, compared to $213.4 million or $0.54 per diluted share for the first six months of 1997.

     Net earnings (loss) including the Arbor Charges, the Revco Charges, the Big B Charge, discontinued operations and the Extraordinary Item for the first six months of 1998 were $148.2 million or $0.36 per diluted share, compared to a net loss of $128.9 million or $0.37 per diluted share for the first six months of 1997.

Liquidity and Capital Resources

     The Company has three primary sources of liquidity: (i) cash provided by operations, (ii) commercial paper and (iii) uncommitted lines of credit.

     The Company issues commercial paper to finance, in part, its seasonal inventory requirements and capital expenditures. The commercial paper program is supported by a $670 million, five year unsecured revolving credit facility which expires on May 30, 2002 and a $460 million, 364 day unsecured revolving credit facility which expires on June 26, 1999 (collectively the "Credit Facilities"). On June 26, 1998 the Company replaced its former $300 million credit facility, due to expire on June 30, 1998, with the $460 million credit facility. The Credit Facilities contain customary financial and operating covenants. Management believes that the restrictions contained in these covenants do not materially affect the Company's financial or operating flexibility. The Company can also obtain up to $35 million of short-term financing through various uncommitted lines of credit. As of June 27, 1998, the Company had $650.0 million of commercial paper outstanding at a weighted average interest rate of 5.8% and $23.9 million outstanding under various uncommitted lines of credit at a weighted average interest rate of 5.7%.

     Management believes that the Company's cash on hand and cash provided by operations, together with its ability to obtain additional short-term and long-term financing, will be sufficient to cover its working capital needs, capital expenditures, debt service requirements and future cash outlays associated with the integration of Revco and Arbor.

Part I                                                                    Item 2
================================================================================
         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations


     For the six months ended June 27, 1998, cash and cash equivalents decreased $130.5 million to $62.0 million. The decrease in 1998 was primarily attributable to the following:

     Net cash used in operating activities increased to $26.5 million for the first six months of 1998, compared to $17.4 million during the first six months of 1997. The increase was primarily due to an increase in inventory, a decrease in accounts payable and to cash outlays associated with the integration of Arbor and Revco. The increase in inventory was primarily the result of: (i) improving the in-stock position of everyday merchandise in the converted Revco stores prior to initiating promotional name change events and (ii) increasing inventory levels in the Company's distribution centers to: (a) ensure that stores are properly serviced during distribution center realignments and (b) enable the Company to reduce the level of lower gross margin product being purchased from pharmacy wholesalers rather than directly from manufacturers. The Company believes, however, that its current inventory level should be reduced and intends to do so by the end of 1998 without incurring significant markdowns. The Company intends to finance the temporary increase in inventory with short-term borrowings and, as a result, expects to incur additional interest expense. The Company believes, however, that the additional interest expense will be offset by improved operating performance.

     Net cash used in investing activities increased to $204.1 million during the first six months of 1998, compared to net cash provided by investing activities of $149.4 million during the first six months of 1997. The increase was primarily due to higher capital expenditures in 1998 and a decrease in the proceeds received from the sale of investments. During the second quarter of 1997, the Company sold its remaining investment in Linens `n Things, Inc. and a note receivable that was received as a portion of the proceeds from the sale of a former operating business for total proceeds of $247.1 million.

     During the second quarter of 1998, the Company opened 82 stores, including 42 relocations, and closed 48 stores. Year-to-date, the Company opened 148 stores, including 79 relocations, and closed 107 stores. The Company currently plans to open approximately 170 additional stores, about half of which will be relocations, during the remainder of 1998 and approximately 375 stores, about half of which will be relocations, during 1999. The Company is presently evaluating whether or not to accelerate its store development program. As of June 27, 1998, the Company operated 4,056 stores in 24 states and the District of Columbia, compared to 4,120 stores as of June 28, 1997.

     Net cash provided by financing activities increased to $100.1 million during the first six months of 1998, compared to net cash used in financing activities of $529.8 million during the first six months of 1997. The increase in 1998 was primarily due to the cash used during the second quarter of 1997 to retire certain Revco debt and to an increase in short-term borrowings during 1998.

Year 2000

     The Year 2000 issue relates to the inability of certain computer software programs to properly recognize and process date-sensitive information relative to the year 2000 and beyond. Since 1995, the Company has been actively addressing the Year 2000 issue to identify and modify or replace all impacted systems. Based on currently available information, management expects to identify and complete all modifications required to support the Year 2000 in a timely manner and believes that the cost of such modifications will not have a material impact on the Company's results of operations, liquidity or capital resources. The Company has also communicated with its key vendors and suppliers to identify the nature and potential impact of issues presented by the Year 2000 on the businesses of such vendors and suppliers. Management is not presently aware of any vendor or supplier-related issue presented by the Year 2000 that is likely to have a material impact on the Company.

Part I                                                                    Item 2
================================================================================
         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations


Discriminatory Pricing Litigation Against Drug Manufacturers

     The Company is a party to two lawsuits which have been filed against various pharmaceutical manufacturers and wholesalers. One lawsuit is a class action (of which CVS is a member of the class) that alleges conspiracy to fix and/or stabilize prices of prescription drugs sold to retail pharmacies by manufacturers and wholesalers in violation of the Sherman Antitrust Act (the "Class Action"). The other lawsuit was filed by individual chain pharmacies (including Revco) and alleges unlawful price discrimination against retail pharmacies by manufacturers and wholesalers in violation of the Robinson-Patman Act (the "Non-Class Action"). CVS became a party to the Non-Class Action upon its merger with Revco.

     With respect to the Class-Action, it was recently announced that four defendants had agreed to settlements aggregating approximately $350 million. Prior to this agreement, eleven other defendants had agreed to settlements aggregating approximately $370 million. There remains four defendants who are expected to settle or go to trial in mid-September 1998. Assuming settlements with the remaining defendants at similar levels, the total settlement could exceed $1 billion. Final approval by the court of the most recent settlements is pending, and the court must also approve a formula for distribution of the total proceeds to class members. While CVS' portion of any such total settlement of the Class Action would be significant, an exact dollar amount is difficult to predict at this time.

     With respect to the Non-Class Action, a few settlements have been reached to date and the case is expected to go to trial in the early part of 1999. The Company's portion of any settlement or judgment of the Non-Class Action could be significant.

Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires companies to report financial information based on how management internally organizes information to make operating decisions and assess performance. In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits." SFAS No. 132 revises the disclosure requirements for pensions and other postretirement benefit plans. This statement, however, does not change any of the measurement or recognition provisions required under previous guidance. Both statements are effective for fiscal years beginning after December 15, 1997. The Company is in the process of determining what impact, if any, these pronouncements will have on its financial statements.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," effective for fiscal years beginning after December 15, 1998. SOP 98-1 defines which costs incurred to develop or purchase internal-use software should be capitalized and which should be expensed. The Company is in the process of determining what impact, if any, this pronouncement will have on its financial statements.

Part I                                                                    Item 2
================================================================================
         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations


Cautionary Statement Concerning Forward Looking Statements

      We have made forward-looking statements in this Form 10-Q (as well as in other public filings, press releases and discussions with Company management) that are subject to risks and uncertainties. Forward-looking statements include the information concerning: future results of operations, revenues, sales growth, dispensing of retail prescriptions, cost savings and synergies of the Company following the merger with Revco and the merger with Arbor; the ability of the Company to continue to elevate the performance level of Revco stores following the merger with Revco; the ability of the Company to continue to achieve significant sales growth; the Company's belief that it can continue to improve operating performance by relocating existing stores to freestanding locations; the Company's belief that it can continue to reduce selling, general and administrative expenses as a percentage of net sales; the Company's belief that it can reduce inventory levels by the end of 1998; and the information concerning the ability of the Company and its key vendors and suppliers to successfully manage issues presented by the Year 2000; as well as those preceded by, followed by or that otherwise include the words: "believes," "expects," "anticipates," "intends," "estimates" or other similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed elsewhere in this Form 10-Q (including the notes to the consolidated condensed financial statements included herein), in our Annual Report on Form 10-K for the year ended December 31, 1997, and in our other public filings, press releases and discussions with Company management, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward-looking statements: materially adverse changes in economic conditions generally in the markets served by the Company; future regulatory and legislative actions affecting the Company and/or the chain-drug industry generally (such as the current Federal and state industry-wide inquiry into billing practices for Medicaid prescriptions); competition from other drugstore chains; from alternative distribution channels such as supermarkets, membership clubs, other retailers and mail order companies, and from third party plans; and the continued efforts of health maintenance organizations, managed care organizations, patient benefit management companies and other third party payors to reduce prescription drug costs. The forward-looking statements referred to above are also subject to uncertainties and assumptions relating to the operations and results of operations of the Company following the merger with Revco and the merger with Arbor, including: risks relating to the Company's ability to combine the businesses of three major corporations while maintaining current operating performance levels during the integration period and the challenges inherent in diverting the Company's management focus and resources from other strategic opportunities and from operational matters for an extended period of time; the Company's ability to continue to secure suitable new store locations on favorable lease terms as it seeks to open new stores and relocate a portion of its existing store base to freestanding locations; the Company's ability to continue to purchase inventory on favorable terms; the Company's ability to establish effective promotional and pricing strategies in the different geographic markets in which it operates; the Company's ability to attract, hire and retain suitable pharmacists and management personnel; relationships with suppliers; and the impact of inflation.

Part I                                                                    Item 3
================================================================================
           Quantitative and Qualitative Disclosures About Market Risk


     The Company has not entered into any transactions using derivative financial or commodity instruments and believes that its exposure to market risk, principally interest rate risk inherent in its debt portfolio, is not material.

Part II                                                                   Item 4
================================================================================
               Submission of Matters to a Vote of Security Holders


    The following matters were submitted to a vote of Security Holders at the Company's Annual Meeting of Shareholders held on Wednesday, May 13, 1998, in Woonsocket, Rhode Island:

====================================================================================================================
                                                                                                          Broker
                                                                For         Against       Abstained      Non-Votes
--------------------------------------------------------------------------------------------------------------------
   1.  The election, for one-year terms, of all persons
       nominated for directors, as set forth in the
       Company's proxy statement dated April 2, 1998,
       was approved by the following votes:

                Eugene Applebaum                             162,501,602       596,637       --             --
                Allan J. Bloostein                           162,490,325       607,914       --             --
                W. Don Cornwell                              162,504,515       593,724       --             --
                Thomas P. Gerrity                            162,364,160       734,079       --             --
                Stanley P. Goldstein                         162,440,867       657,372       --             --
                William H. Joyce                             162,504,157       594,082       --             --
                Terry R. Lautenbach                          162,479,678       618,561       --             --
                Terrence Murray                              162,498,344       599,895       --             --
                Sheli Z. Rosenberg                           162,355,947       742,292       --             --
                Thomas M. Ryan                               162,498,599       599,640       --             --
                Ivan G. Seidenberg                           162,435,774       662,465       --             --
                Thomas O. Thorsen                            162,469,721       628,518       --             --

   2.  The proposal to increase the number of authorized
       shares of the Company's common stock from 300
       million shares to one billion shares was approved
       by the following vote:                                138,937,157    23,417,220        743,862     14,951,406

   3.  The appointment of KPMG Peat Marwick LLP as
       the Company's independent auditors for the year
       ending December 31, 1998 was approved by the
       following vote:                                       162,661,954        90,693        345,592     14,951,406
====================================================================================================================

Part II                                                                   Item 6
================================================================================
                        Exhibits and Reports on Form 8-K


Exhibits:

          3.1 Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to CVS Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996)
          3.1A Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective May 13, 1998 (incorporated by reference to Exhibit 4.1A to Registrant's Registration Statement No. 333-52055 on Form S-3/A dated
                  May 18, 1998)
          3.2     By-laws of the Registrant, as amended and restated
         10.1     CVS Deferred Compensation Plan
         10.2     Partnership Equity Program
         11.1 Computation of Per Share Earnings (incorporated by reference to Note 6 to the consolidated condensed financial statements, included herein)
         15.1     Letter re: Unaudited Interim Financial Information
         27.1     Financial Data Schedule - June 27, 1998
         27.2     Restated Financial Data Schedule - March 28, 1998
         27.3     Restated Financial Data Schedule - December 31, 1997
         27.4     Restated Financial Data Schedule - September 27, 1997
         27.5     Restated Financial Data Schedule - June 28, 1997
         27.6     Restated Financial Data Schedule - March 29, 1997
         27.7     Restated Financial Data Schedule - December 31, 1996
         27.8     Restated Financial Data Schedule - September 28, 1996
         27.9     Restated Financial Data Schedule - June 29, 1996
         27.10    Restated Financial Data Schedule - March 30, 1996
         27.11    Restated Financial Data Schedule - December 31, 1995


Reports on Form 8-K:
--------------------
              On April 3, 1998, the Registrant filed a Current Report on Form 8-K in connection with the Registrant's completion of the merger of CVS Corporation and Arbor Drugs, Inc.

              On May 8, 1998, the Registrant filed a Current Report on Form 8-K in connection with complying with a covenant contained in its Merger Agreement with Arbor Drugs, Inc. that required CVS to report interim results for a 30-day period following the effective time of the merger of CVS Corporation and Arbor Drugs, Inc.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVS Corporation
(Registrant)

/s/ Charles C. Conaway
----------------------

CHARLES C. CONAWAY
Executive Vice President and Chief Financial Officer
August 11, 1998