Form 10-Q
period 1998-09-26
CVS CORP
filed 1998-11-06
CIK 64803

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934




For the Quarterly Period Ended                            Commission File Number
September 26, 1998                                                     001-01011


                                 CVS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Delaware                                       05-0494040
------------------------                ---------------------------------------
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


         Common Stock, $0.01 par value, outstanding at October 31, 1998:

                               389,954,628 shares

================================================================================

================================================================================
                                      INDEX

                                                                                                           Page
                                                                                                           ----
     Part I

         Item 1.   Financial Statements

                   Consolidated Condensed Statements of Operations -
                      Three and Nine Months Ended September 26, 1998 and September 27, 1997                 3

                   Consolidated Condensed Balance Sheets -
                      As of September 26, 1998 and December 31, 1997                                        4

                   Consolidated Condensed Statements of Cash Flows -
                      Nine Months Ended September 26, 1998 and September 27, 1997                           5

                   Notes to Consolidated Condensed Financial Statements                                     6

                   Independent Accountants' Review Report                                                  11

         Item 2.   Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                                12

         Item 3.   Quantitative and Qualitative Disclosures About Market Risk                              20


     Part II

         Item 6.   Exhibits and Reports on Form 8-K                                                        21

Part I                                                                    Item 1
================================================================================
                                 CVS Corporation
                 Consolidated Condensed Statements of Operations
                                   (Unaudited)

                                                              Three Months Ended                 Nine Months Ended
                                                         September 26,    September 27,    September 26,   September 27,
In millions, except per common share amounts                 1998             1997             1998             1997
==========================================================================================================================
Net sales                                                   $ 3,725.1        $ 3,328.7        $11,082.5        $10,133.3
Cost of goods sold, buying and warehousing costs              2,729.8          2,423.1          8,059.8          7,386.8
--------------------------------------------------------------------------------------------------------------------------
     Gross margin                                               995.3            905.6          3,022.7          2,746.5
Selling, general and administrative expenses                    742.9            688.6          2,173.5          2,085.5
Depreciation and amortization                                    60.7             63.5            185.8            179.9
Merger and restructuring charges                                 --               --              158.3            442.7
--------------------------------------------------------------------------------------------------------------------------
     Total operating expenses                                   803.6            752.1          2,517.6          2,708.1
--------------------------------------------------------------------------------------------------------------------------
Operating profit                                                191.7            153.5            505.1             38.4
Interest expense, net                                            15.1              9.2             45.2             38.3
--------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations before income
     tax provision and extraordinary item                       176.6            144.3            459.9              0.1
Income tax provision                                             74.2             62.1            209.3             47.2
--------------------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations before
     extraordinary item                                         102.4             82.2            250.6            (47.1)
Discontinued operations:
     Gain on disposal, net of income tax provision of $12.4        --               --               --              17.5
--------------------------------------------------------------------------------------------------------------------------
     Earnings from discontinued operations                         --               --               --              17.5
--------------------------------------------------------------------------------------------------------------------------
Net earnings (loss) before extraordinary item                   102.4             82.2            250.6            (29.6)
Extraordinary item, loss related to early retirement
     of debt, net of income tax benefit of $11.4                   --               --               --             (17.1)
--------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                             102.4             82.2            250.6            (46.7)
Preference dividends, net of income tax benefit                   3.4              3.4             10.2             10.3
--------------------------------------------------------------------------------------------------------------------------
Net earnings (loss) available to common shareholders        $    99.0        $    78.8        $   240.4        $   (57.0)
==========================================================================================================================

Basic earnings per common share:
     Earnings (loss) from continuing operations
        before extraordinary item                           $    0.25        $    0.21        $    0.62        $   (0.15)
     Earnings from discontinued operations                         --               --               --             0.05
     Extraordinary item, net of income tax benefit                 --               --               --            (0.05)
--------------------------------------------------------------------------------------------------------------------------
     Net earnings (loss)                                    $    0.25        $    0.21        $    0.62        $   (0.15)
--------------------------------------------------------------------------------------------------------------------------
     Weighted average basic common shares outstanding           389.5            381.7            386.1            375.4
==========================================================================================================================

Diluted earnings per common share:
     Earnings (loss) from continuing operations
        before extraordinary item                           $    0.25        $    0.20        $    0.61        $   (0.15)
     Earnings from discontinued operations                         --               --               --             0.05
     Extraordinary item, net of income tax benefit                 --               --               --            (0.05)
--------------------------------------------------------------------------------------------------------------------------
     Net earnings (loss)                                    $    0.25        $    0.20        $    0.61        $   (0.15)
--------------------------------------------------------------------------------------------------------------------------
     Weighted average diluted common shares outstanding         396.1            388.0            393.9            375.4
==========================================================================================================================
Dividends declared per common share                         $  0.0575        $  0.0550        $  0.1700        $  0.1650
==========================================================================================================================

See accompanying notes to consolidated condensed financial statements.

Part I                                                                    Item 1
--------------------------------------------------------------------------------
                                 CVS Corporation
                      Consolidated Condensed Balance Sheets
                                   (Unaudited)

                                                                                      September 26,     December 31,
In millions                                                                               1998              1997
==========================================================================================================================
Assets:
  Cash and cash equivalents                                                              $   125.4        $   192.5
  Accounts receivable, net                                                                   566.7            452.4
  Inventories                                                                              3,147.6          2,882.4
  Other current assets                                                                       317.9            364.8
--------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                                 4,157.6          3,892.1

  Property and equipment, net                                                              1,267.8          1,072.3
  Goodwill, net                                                                              725.4            711.5
  Deferred charges and other assets                                                          264.5            195.1
  Reorganization value in excess of amounts allocated to identifiable assets, net             94.7            107.9
--------------------------------------------------------------------------------------------------------------------------
Total assets                                                                             $ 6,510.0        $ 5,978.9
==========================================================================================================================

Liabilities:
  Accounts payable                                                                       $ 1,168.2        $ 1,233.7
  Accrued expenses and other current liabilities                                           1,226.0          1,210.5
  Short-term borrowings                                                                      701.2            466.4
--------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                            3,095.4          2,910.6

  Long-term debt                                                                             288.2            288.8
  Other long-term liabilities                                                                154.1            164.9

Shareholders' equity:
  Preference stock; par value $1.00, authorized 50 shares; Series One ESOP
      Convertible, issued and outstanding 5.3 shares at September 26, 1998
      and December 31, 1997                                                                  280.9            284.6
  Common stock; par value $0.01, authorized 1,000 shares, issued 400.9 shares at
      September 26, 1998 and 196.9 shares at December 31, 1997                                 4.0              2.0
  Treasury stock at cost; 11.2 shares at September 26, 1998 and
      5.6 shares at December 31, 1997                                                       (260.8)          (262.9)
  Guaranteed ESOP obligation                                                                (292.2)          (292.2)
  Capital surplus                                                                          1,328.6          1,155.9
  Retained earnings                                                                        1,911.8          1,727.2
--------------------------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                                           2,972.3          2,614.6
--------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                               $ 6,510.0        $ 5,978.9
==========================================================================================================================


See accompanying notes to consolidated condensed financial statements.

Part I                                                                    Item 1
--------------------------------------------------------------------------------
                                 CVS Corporation
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                                         Nine Months Ended
                                                                                 September 26,       September 27,
In millions                                                                           1998               1997
=====================================================================================================================
Net cash provided by operating activities                                           $   45.4            $  224.6
=====================================================================================================================

Cash flows from investing activities:
    Additions to property and equipment                                               (363.1)             (197.7)
    Proceeds from sale of investments                                                    --                309.7
    Proceeds from sale or disposal of assets                                            37.3                67.0
    Acquisitions, net of cash                                                          (57.1)                 --
---------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities                                   (382.9)              179.0
=====================================================================================================================

Cash flows from financing activities:
    Additions to short-term borrowings                                                 234.8                  --
    Decrease in book overdrafts                                                          9.5                55.1
    Dividends paid                                                                     (66.0)              (51.8)
    Reductions in long-term debt                                                       (20.3)             (882.8)
    Proceeds from stock options exercised                                              112.4               160.8
---------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                    270.4              (718.7)
=====================================================================================================================

Net decrease in cash and cash equivalents                                              (67.1)             (315.1)
Cash and cash equivalents at beginning of period                                       192.5               506.8
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                          $  125.4            $  191.7
=====================================================================================================================


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

     Following is a summary of the significant components of the Arbor Restructuring Charge:

          ====================================================================================================
                                                   Arbor                                     Balance at
          In millions                      Restructuring Charge         Utilized         September 26, 1998
          ----------------------------------------------------------------------------------------------------
          Merger transaction costs                $  15.0                $  11.7               $   3.3
          Restructuring costs:
               Employee severance                    27.1                    4.8                  22.3
               Exit costs                           116.2                   26.2                  90.0
          ----------------------------------------------------------------------------------------------------
                                                  $ 158.3                $  42.7               $ 115.6
          ====================================================================================================

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

     Asset write-offs included in the Arbor Restructuring Charge totaled $11.9 million. The balance of the charge, $146.4 million, will require cash outlays of which $37.1 million had been incurred as of September 26, 1998. The remaining amount, $109.3 million, which primarily includes non-cancelable operating lease commitments and severance, is expected to be incurred in 1998 and beyond.

     The Company also recorded a charge to cost of goods sold of $10.0 million during the second quarter of 1998 to reflect markdowns on non-compatible Arbor merchandise.

     Following is a summary of the results of operations for the separate companies prior to the CVS/Arbor Merger and the combined amounts presented in the accompanying consolidated condensed financial statements:

                   =======================================================================================
                                                              Three Months Ended      Nine Months Ended
                   In millions                                  March 28, 1998       September 27, 1997
                   ---------------------------------------------------------------------------------------
                   Net sales:
                         CVS                                     $ 3,333.6              $ 9,401.8
                         Arbor                                       267.9                  731.5
                   ---------------------------------------------------------------------------------------
                                                                 $ 3,601.5              $10,133.3
                   =======================================================================================
                   Earnings (loss) from continuing operations
                      before extraordinary item:
                         CVS                                     $   121.3              $   (73.5)
                         Arbor                                        10.7                   26.4
                   ---------------------------------------------------------------------------------------
                                                                 $   132.0              $   (47.1)
                   =======================================================================================

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

     Following is a summary of the significant components of the Revco Restructuring Charge:

         ====================================================================================================
                                                  Revco                                      Balance at
         In millions                      Restructuring Charge         Utilized          September 26, 1998
         ----------------------------------------------------------------------------------------------------
         Merger transaction costs                $  35.0                $  35.0                $    --
         Restructuring costs:
             Employee severance                     89.8                   57.5                   32.3
             Exit costs                            286.9                  193.4                   93.5
         ----------------------------------------------------------------------------------------------------
                                                 $ 411.7                $ 285.9                $ 125.8
         ====================================================================================================

     The Company also recorded a $75.0 million charge to cost of goods sold during the second quarter of 1997 to reflect markdowns on non-compatible Revco merchandise. As of September 26, 1998 the reserve had been fully utilized.

     Asset write-offs included in the Revco Restructuring Charge totaled $53.7 million. The balance of the charge, $358.0 million, will require cash outlays of which $244.1 million had been incurred as of September 26, 1998. The remaining amount, $113.9 million, which primarily includes non-cancelable operating lease commitments and severance, is expected to be incurred in 1998 and beyond.

Note 4

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


Note 5

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

     In the three and nine months ended September 26, 1998 and the three months ended September 27, 1997, the assumed conversion of the ESOP Preference Stock would have increased diluted earnings per common share and, therefore, was not considered. In the nine months ended September 27, 1997, due to the loss from continuing operations, the assumed conversion of the ESOP Preference Stock and the exercise of stock options would have increased diluted earnings per share and, therefore, were not considered.

     Following is a reconciliation of basic and diluted earnings per common share from continuing operations:

  ====================================================================================================================
                                                         Three Months Ended                  Nine Months Ended
                                                                           Per                                Per
                                                                         Common                              Common
  In millions, except per common share amounts     Earnings   Shares      Share        Earnings   Shares     Share
  --------------------------------------------------------------------------------------------------------------------
  September 26, 1998:
    Basic EPS:
       Earnings from continuing operations
         before extraordinary item                  $ 102.4       --        --        $  250.6        --        --
       Preference dividends, net of tax benefit        (3.4)      --        --           (10.2)       --        --
  --------------------------------------------------------------------------------------------------------------------
       Earnings from continuing operations
         available to common shareholders           $  99.0     389.5  $   0.25       $  240.4    386.1      $ 0.62
  --------------------------------------------------------------------------------------------------------------------
    Diluted EPS:
       Dilutive stock options                           --        6.6       --             --       7.8         --
  --------------------------------------------------------------------------------------------------------------------
       Earnings from continuing operations
         available to common shareholders           $  99.0     396.1  $   0.25       $  240.4    393.9      $ 0.61
  ====================================================================================================================
  September 27, 1997:
    Basic EPS:
       Earnings (loss) from continuing operations
         before extraordinary item                  $  82.2       --        --        $  (47.1)     --          --
       Preference dividends, net of tax benefit        (3.4)      --        --           (10.3)     --          --
  --------------------------------------------------------------------------------------------------------------------
       Earnings (loss) from continuing operations
         available to common shareholders           $  78.8     381.7  $   0.21       $  (57.4)   375.4      $(0.15)
  --------------------------------------------------------------------------------------------------------------------
    Diluted EPS:
       Dilutive stock options                           --        6.3       --             --        --         --
       Earnings (loss) from continuing operations
         available to common shareholders           $  78.8     388.0  $   0.20       $  (57.4)   375.4      $(0.15)
  ====================================================================================================================

Part I                                                                    Item 1
--------------------------------------------------------------------------------
                                 CVS Corporation
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)


Note 6

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

Note 7

     Following are the components of net interest expense:

======================================================================================================================
                                         Three Months Ended                            Nine Months Ended
In millions                   September 26, 1998    September 27, 1997     September 26, 1998    September 27, 1997
----------------------------------------------------------------------------------------------------------------------
Interest expense                    $  16.3               $  14.3                $  50.5               $  55.0
Interest income                        (1.2)                 (5.1)                  (5.3)                (16.7)
----------------------------------------------------------------------------------------------------------------------
    Interest expense, net           $  15.1               $   9.2                $  45.2               $  38.3
======================================================================================================================

Part I                                    Independent Accountants' Review Report
--------------------------------------------------------------------------------


The Board of Directors and Shareholders of
CVS Corporation:

     We have reviewed the consolidated condensed balance sheets of CVS Corporation as of September 26, 1998 and September 27, 1997, and the related consolidated condensed statements of operations for the three and nine months then ended and cash flows for the nine months then ended. These financial statements are the responsibility of the Company's management.

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

KPMG PEAT MARWICK LLP

Providence, Rhode Island
October 28, 1998

Part I                                                                    Item 2
--------------------------------------------------------------------------------
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


Introduction

     The following discussion explains material changes in the results of operations of CVS Corporation ("CVS") for the three and nine months ended September 26, 1998 and September 27, 1997 and the significant developments affecting its financial condition since December 31, 1997. This discussion should be read in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     All financial information presented herein has been restated to reflect the merger of CVS and Arbor Drugs, Inc. ("Arbor") and the two-for-one common stock split that was distributed to shareholders on June 15, 1998.

CVS/Arbor Merger

     On March 31, 1998, CVS completed a merger with Arbor, hereafter collectively referred to as the Company, pursuant to which on a post two-for-one common stock split basis, approximately 37.8 million shares of CVS common stock were issued for all of the outstanding common stock of Arbor (the "CVS/Arbor Merger"). Each outstanding share of Arbor common stock was exchanged for 0.6364 shares of CVS common stock in the CVS/Arbor Merger. In addition, outstanding Arbor employee and director stock options were converted at the same exchange ratio into options to purchase approximately 5.2 million shares of CVS common stock.

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

     The Company expects that the CVS/Arbor Merger will be accretive to earnings (before non-recurring merger-related charges) in the first full year of operations. The Company also expects to achieve cost savings from the combined operations of approximately $30 million annually, primarily through the closing of Arbor's Troy, Michigan headquarters, the achievement of economies of scale in advertising, distribution and other operational areas, and the spreading of its investments in information technology over a broader store base.

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

Other Matters

     On May 13, 1998, the Company's shareholders approved an increase in the number of authorized common shares from 300 million to one billion. On that date, the Board of Directors authorized a two-for-one common stock split to be effected by the issuance of one additional share of common stock for each share of common stock outstanding. Such shares were distributed on June 15, 1998 to shareholders of record as of May 25, 1998. In addition, the Board of Directors authorized an increase in the post two-for-one common stock split quarterly common stock dividend from $0.055 per share to $0.0575 per share.

Results of Operations

Third Quarter (1998 versus 1997)

     Net sales for the third quarter of 1998 increased $396.4 million or 11.9% to $3.7 billion, compared to $3.3 billion in the third quarter of 1997. Same store sales, consisting of sales from stores that have been open for more than one year, rose 10.8%, with pharmacy same store sales increasing 17.3%. Pharmacy sales were 59% of total sales in the third quarter of 1998, compared to 56% in the third quarter of 1997. Third party prescription sales were 83% of pharmacy sales during the third quarter of 1998, compared to 81% in the third quarter of 1997. Such increases in net sales and same store sales for the third quarter of 1998 were positively impacted by the introduction of certain new prescription drugs which currently sell at prices that are higher than the Company's average prescription price. Net sales were negatively impacted by a reduction in the average store count from 4,124 during the third quarter of 1997 to 4,075 during the third quarter of 1998.

     Net sales continue to benefit from the Company's efforts to elevate the performance level of the Revco stores by converting all retained Revco stores into the CVS store format. This conversion process consists of three elements: converting the Revco point-of-sale and pharmacy computer systems to CVS systems, revising the Revco planograms to reflect the CVS merchandise mix and remodeling the Revco stores to the "look and feel" of a CVS store. As of October 1998, the Company had completed the Revco store conversion process. Further, the Company is in the process of relocating many of the Revco stores (as well as many CVS stores) from in-line strip center locations to free-standing sites. As a result of these efforts, the Company has begun to make progress in elevating the performance level of the Revco store base, especially with regard to front end sales. However, the increased sales performance has been aided by temporary promotional sales efforts and the rate of progress has varied (and is expected to continue to vary) on a market-by-market basis.

Part I                                                                    Item 2
--------------------------------------------------------------------------------
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


     Gross margin for the third quarter of 1998 increased $89.7 million or 9.9% to $995.3 million, compared to $905.6 million in the third quarter of 1997. Gross margin as a percentage of net sales for the third quarter of 1998 was 26.7%, compared to 27.2% of net sales in the third quarter of 1997. The decline in gross margin as a percentage of net sales in 1998 was primarily due to the continued increase in lower gross margin third party prescription sales, the continued increase in pharmacy sales as a percentage of total sales and the increase in promotional activity primarily resulting from the name change events being held in certain Revco markets (collectively, the "Gross Margin Factors").

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

     Total operating expenses for the third quarter of 1998 were $803.6 million or 21.6% of net sales, compared to $752.1 million or 22.6% of net sales in the third quarter of 1997. The improvement in operating expenses as a percentage of net sales was primarily due to: (i) sales in the Company's existing store base growing at a faster rate than operating costs, (ii) the consolidation of CVS' and Arbor's administrative functions and (iii) continued efficiencies derived from technology investments (collectively, the "Operating Expense Improvement Factors").

     Operating profit for the third quarter of 1998 increased $38.2 million or 24.9% to $191.7 million, compared to $153.5 million for the third quarter of 1997. Operating profit as a percentage of net sales was 5.1% in the third quarter of 1998, compared to 4.6% in the third quarter of 1997.

     Interest expense, net for the third quarter of 1998 was $15.1 million, compared to $9.2 million in the third quarter of 1997. Interest expense for the third quarter of 1998 increased $2.0 million to $16.3 million, compared to $14.3 million in the third quarter of 1997, primarily due to higher average borrowing levels during the third quarter of 1998. Interest income for the third quarter of 1998 decreased $3.9 million to $1.2 million, compared to $5.1 million in the prior year period. Interest income in the third quarter of 1997 included interest realized on notes receivable that were received as a portion of the proceeds from the sale of certain operating businesses. These notes were sold during 1997.

     Net earnings, for the third quarter of 1998 increased $20.2 million or 24.6% to $102.4 million, or $0.25 per diluted share, compared to $82.2 million, or $0.20 per diluted share, in the third quarter of 1997.

Nine Months (1998 versus 1997)

     Net sales for the first nine months of 1998 increased $949.2 million or 9.4% to $11.1 billion, compared to $10.1 billion in the first nine months of 1997. Same store sales rose 10.0%, with pharmacy same store sales increasing 15.8%. Pharmacy sales were 58% of total sales for the first nine months of 1998, compared to 55% for the first nine months of 1997. Third party prescription sales were 83% of pharmacy sales for the first nine months of 1998, compared to 80% in the first nine months of 1997. See "Third Quarter (1998 versus 1997)" above for further information about factors affecting net sales.

     Gross margin for the first nine months of 1998 increased $276.2 million or 10.1% to $3.0 billion, compared to $2.7 billion in the first nine months of 1997. It is important to note that during the second quarter of 1998, the Company recorded a $10.0 million charge to cost of goods sold to reflect markdowns on non-compatible Arbor merchandise (the "Arbor Inventory Markdown"). The Company also recorded a $75.0 million charge to cost of goods sold during the second quarter of 1997 to reflect markdowns on non-compatible Revco merchandise, (the "Revco Inventory Markdown").

Part I                                                                    Item 2
--------------------------------------------------------------------------------
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


     Excluding the effect of the Arbor Inventory Markdown in 1998 and the Revco Inventory Markdown in 1997, comparable gross margin for the first nine months of 1998 increased to $3.0 billion or 27.4% of net sales, compared to $2.8 billion or 27.8% of net sales during the prior year period. The decline in gross margin as a percentage of net sales in 1998 was primarily due to the Gross Margin Factors.

     Total operating expenses for the first nine months of 1998 were $2.5 billion or 22.7% of net sales, compared to $2.7 billion or 26.7% of net sales in the first nine months of 1997. It is important to note that: (i) during the second quarter of 1998, the Company recorded a $158.3 million charge to operating expenses for direct and other merger-related costs pertaining to the CVS/Arbor Merger transaction and certain restructuring activities (the "Arbor Restructuring Charge"), (ii) during the second quarter of 1997, the Company recorded a $411.7 million charge to operating expenses for direct and other merger-related costs pertaining to the CVS/Revco Merger transaction and certain restructuring activities (the "Revco Restructuring Charge") and (iii) during the first quarter of 1997, the Company recorded a $31.0 million charge for certain non-capitalizable costs associated with the restructuring of Big B, Inc. (the "Big B Restructuring Charge").

     Excluding the Arbor Restructuring Charge in 1998 and the Revco Restructuring Charge and Big B Restructuring Charge in 1997, comparable operating expenses for the first nine months of 1998 were $2.4 billion or 21.3% of net sales, compared to $2.3 billion or 22.4% of net sales in the first nine months of 1997. The improvement in comparable operating expenses as a percentage of net sales was primarily due to the Operating Expense Improvement Factors and the consolidation of CVS' and Revco's administrative functions.

     Operating profit for the first nine months of 1998 increased $466.7 million to $505.1 million, compared to $38.4 million in the first nine months of 1997. Excluding the effect of the Arbor Inventory Markdown and the Arbor Restructuring Charge (collectively, the "Arbor Charges") in 1998, the Revco Inventory Markdown and the Revco Restructuring Charge (collectively, the "Revco Charges") in 1997 and the Big B Restructuring Charge in 1997, comparable operating profit in the first nine months of 1998 increased $117.3 million or 21.1% to $673.4 million, compared to $556.1 million in the first nine months of 1997. Comparable operating profit as a percentage of net sales was 6.1% in the first nine months of 1998, compared to 5.5% in the first nine months of 1997.

     Interest expense, net for the first nine months of 1998 was $45.2 million, compared to $38.3 million in the first nine months of 1997. Interest expense for the first nine months of 1998 decreased $4.5 million to $50.5 million, compared to $55.0 million in the first nine months of 1997, primarily due to lower average borrowing levels during the first half of 1998 and lower weighted average borrowing rates. Interest income for the first nine months of 1998 decreased $11.4 million to $5.3 million, compared to $16.7 million in the first nine months of 1997. Interest income in the first nine months of 1997 included interest realized on notes receivable that were received as a portion of the proceeds from the sale of certain operating businesses. These notes were sold during 1997.

     Earnings (loss) from continuing operations before extraordinary item for the first nine months of 1998 increased $297.7 million to $250.6 million, compared to a loss of $47.1 million in the first nine months of 1997. Excluding the effect of the Arbor Charges in 1998 and the Revco Charges and Big B Restructuring Charge in 1997, comparable earnings from continuing operations before extraordinary item increased $68.7 million or 23.2% to $364.3 million or $0.90 per diluted share for the first nine months of 1998, compared to $295.6 million or $0.74 per diluted share in the first nine months of 1997.

     Net earnings (loss) including the Arbor Charges, the Revco Charges, the Big B Restructuring Charge, discontinued operations and the extraordinary item related to the early retirement of certain Revco debt during the third quarter of 1997 were $250.6 million or $0.62 per diluted share for the first nine months of 1998, compared to a net loss of $46.7 million or $0.15 per diluted share for the first nine months of 1997.

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

     The Company issues commercial paper to finance, in part, its seasonal inventory requirements and capital expenditures. The commercial paper program is supported by a $670 million, five year unsecured revolving credit facility which expires on May 30, 2002 and a $460 million, 364 day unsecured revolving credit facility which expires on June 26, 1999 (collectively the "Credit Facilities"). On June 26, 1998 the Company replaced its former $300 million credit facility, due to expire on June 30, 1998, with the $460 million credit facility. The Credit Facilities contain customary financial and operating covenants. Management believes that the restrictions contained in these covenants do not materially affect the Company's financial or operating flexibility. The Company can also obtain up to $35 million of short-term financing through various uncommitted lines of credit. As of September 26, 1998, the Company had $680.0 million of commercial paper outstanding at a weighted average interest rate of 5.7% and $21.2 million outstanding under various uncommitted lines of credit at a weighted average interest rate of 5.6%.

     Management believes that the Company's cash on hand and cash provided by operations, together with its ability to obtain additional short-term and long-term financing, will be sufficient to cover its working capital needs, capital expenditures, debt service requirements and future cash outlays associated with the Revco and Arbor mergers.

     For the nine months ended September 26, 1998, cash and cash equivalents decreased $67.1 million to $125.4 million. The decrease in 1998 was primarily attributable to the following:

     Net cash provided by operating activities decreased to $45.4 million for the first nine months of 1998, compared to $224.6 million during the first nine months of 1997. The decrease was primarily due to an increase in accounts receivable, a decrease in accounts payable and to cash outlays associated with the Arbor and Revco mergers.

     Net cash used in investing activities increased to $382.9 million during the first nine months of 1998, compared to net cash provided by investing activities of $179.0 million during the first nine months of 1997. The increase was primarily due to higher capital expenditures in 1998 and lower proceeds received from the sale of investments. During the second quarter of 1997, the Company sold its remaining investment in Linens `n Things, Inc. and certain notes receivable that were received as a portion of the proceeds from the sale of certain former operating businesses for total proceeds of $309.7 million.

     During the third quarter of 1998, the Company opened 126 stores, including 53 relocations, and closed 34 stores. Year-to-date, the Company opened 274 stores, including 132 relocations, and closed 141 stores. The Company's original 1998 plan called for it to open 150 new stores and 170 relocations. The revised plan calls for the Company to open 175 new stores and 200 relocations (a total of 375 new and relocated stores in 1998). The Company is also considering accelerating its 1999 store development program from 375 new and relocated stores to approximately 400 stores (approximately two-thirds of which would be relocations). As of September 26, 1998, the Company operated 4,095 stores in 24 states and the District of Columbia, compared to 4,110 stores as of September 27, 1997.

Part I                                                                    Item 2
--------------------------------------------------------------------------------
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


     Net cash provided by financing activities increased to $270.4 million during the first nine months of 1998, compared to net cash used in financing activities of $718.7 million during the first nine months of 1997. The increase in 1998 was primarily due to the cash used during the second quarter of 1997 to retire certain Revco debt and to an increase in short-term borrowings resulting from increased inventory levels during 1998. The increase in inventory was primarily the result of: (i) improving the in-stock position of everyday merchandise in the converted Revco stores prior to initiating promotional name change events and (ii) increasing inventory levels in the Company's distribution centers to enable the Company to reduce the level of lower gross margin product being purchased from pharmacy wholesalers rather than directly from manufacturers. The Company believes, however, that its current inventory level, which includes a normal seasonal build-up, should continue to be reduced and intends to do so during the fourth quarter without incurring significant markdowns. The Company has been financing the temporary increase in inventory with short-term borrowings and, as a result, expects to incur additional interest expense. The Company believes, however, that the additional interest expense will be offset by improved operating performance.

Year 2000

     The Year 2000 issue relates to the inability of certain computer software to properly recognize and process date-sensitive information for the Year 2000 and beyond. Without corrective measures, computer applications could fail and/or produce erroneous results. The Company has been actively addressing the Year 2000 issue in order to identify non-compliant systems. To date, the Company has completed the assessment phase for its information technology ("IT") systems, which include, but are not limited to, the point-of-sale system and the Rx2000 pharmacy system. In addition, many of the Company's non-compliant IT systems have been modified or replaced. The Company currently expects to modify or replace its remaining non-compliant IT systems by the end of the second quarter of 1999 and expects to complete the system testing phase of the project by the end of the third quarter of 1999. In the case of non-IT systems with embedded chip technology, which include, but are not limited to, the warehouse conveyor systems and store alarm systems, the Company is in the process of completing the assessment phase to identify non-compliant systems. The Company currently expects to complete the assessment phase for its non-IT systems by the end of 1998 and the solutions implementation phase and system testing phase by the end of the third quarter of 1999. Although there can be no assurance that the Company will successfully identify and correct all of its Year 2000 issues, the Year 2000 Project is currently progressing in accordance with established timetables.

     As part of the Year 2000 Project, the Company has also been communicating with its key vendors, financial institutions, suppliers, third party payors and governmental agencies (collectively, the "Service Providers") to determine the status of the Service Providers' Year 2000 compliance programs and to determine the nature and potential impact of non-compliance. Although there can be no assurance that the Company will not be adversely affected by the Year 2000 problems of its Service Providers, management believes that ongoing communication will continue to minimize such Year 2000 risks.

     The potential risks associated with the Year 2000 issue include, but are not limited to, the following: temporary disruption of the Company's operations, problems with ordering and receiving merchandise from certain Service Providers, problems with billing and receiving payments from certain Service Providers, problems with banks and other financial institutions, loss of communication services and loss of other utility services. The Company is in the process of developing contingency plans for areas which might be affected by the Year 2000 issue. Although the Company currently anticipates that minimal business disruption will occur as a result of the Year 2000 issue, incomplete or untimely resolution by either the Company or it Service Providers could have a materially adverse impact on the Company's business, operations and financial condition.

     The Company currently estimates that the total incremental cost associated with the Year 2000 Project will be approximately $7 million, of which $3.5 million had been incurred through September 26, 1998. This cost does not include the replacement cost of certain non-compliant IT systems which the Company planned to replace and did not accelerate such replacement due to Year 2000 issues. The cost of the Year 2000 Project will be funded through the Company's operating cash flows.

     See "Cautionary Statement Concerning Forward Looking Statements."

Part I                                                                    Item 2
--------------------------------------------------------------------------------
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


Discriminatory Pricing Litigation Against Drug Manufacturers

     The Company is a party to two lawsuits which have been filed against various pharmaceutical manufacturers and wholesalers. One lawsuit is a class action (of which CVS is a member of the plaintiff class) that alleges conspiracy to fix and/or stabilize prices of prescription drugs sold to retail pharmacies by manufacturers and wholesalers in violation of the Sherman Antitrust Act (the "Class Action"). The other lawsuit was filed by individual chain pharmacies (including Revco) and alleges unlawful price discrimination against retail pharmacies by manufacturers and wholesalers in violation of the Robinson-Patman Act (the "Non-Class Action"). CVS became a party to the Non-Class Action upon its merger with Revco.

     With respect to the Class Action, it was announced earlier this year that an additional four defendants had agreed to settlements aggregating approximately $350 million. Prior to that agreement, eleven other defendants had agreed to settlements aggregating approximately $370 million. The class plaintiffs were unable to reach settlements with the remaining four defendants, therefore, a trial of the claims was commenced in late September 1998 and is currently in progress. Also, the court has yet to approve a formula for distribution of the proceeds to class members. While CVS' portion of any such total settlement of or in the Class Action would be significant, an exact dollar amount is difficult to predict at this time.

     With respect to the Non-Class Action, a few settlements have been reached to date and the case is expected to go to trial in the latter part of 1999. The Company's portion of any settlement or judgment of the Non-Class Action could be significant.

Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires companies to report financial information based on how management internally organizes information to make operating decisions and assess performance. In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits." SFAS No. 132 revises the disclosure requirements for pensions and other postretirement benefit plans. This statement, however, does not change any of the measurement or recognition provisions required under previous guidance. Both statements are effective for fiscal years beginning after December 15, 1997. The Company is in the process of determining what impact, if any, these pronouncements will have on its consolidated financial statements.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," effective for fiscal years beginning after December 15, 1998. SOP 98-1 defines which costs incurred to develop or purchase internal-use software should be capitalized and which costs should be expensed. The Company is in the process of determining what impact, if any, this pronouncement will have on its consolidated financial statements.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting practices for hedge instruments. The statement is effective for years beginning after June 15, 1999. The Company currently has no derivative products.

Part I                                                                    Item 2
--------------------------------------------------------------------------------
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


Cautionary Statement Concerning Forward Looking Statements

      We have made forward-looking statements in this Form 10-Q (as well as in other public filings, press releases and oral statements made by Company representatives) that are subject to risks and uncertainties. Forward-looking statements include the information concerning: future results of operations, revenues, sales growth, dispensing of retail prescriptions, cost savings and synergies of the Company following the merger with Revco and the merger with Arbor; the ability of the Company to continue to elevate the performance level of Revco stores following the merger with Revco; the ability of the Company to continue to achieve significant sales growth; the Company's belief that it can continue to improve operating performance by relocating existing stores to freestanding locations; the Company's belief that it can continue to reduce selling, general and administrative expenses as a percentage of net sales; the Company's belief that it can reduce inventory levels; and the information concerning the ability of the Company and its Service Providers to successfully resolve issues presented by the Year 2000; as well as those preceded by, followed by or that otherwise include the words: "believes," "expects," "anticipates," "intends," "estimates" or other similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed elsewhere in this Form 10-Q (including the notes to the consolidated condensed financial statements included herein), in our Annual Report on Form 10-K for the year ended December 31, 1997, and in our other public filings, press releases and oral statements made by Company representatives, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward-looking statements: materially adverse changes in economic conditions generally in the markets served by the Company; future regulatory and legislative actions affecting the Company and/or the chain-drug industry generally (such as the current Federal and state industry-wide inquiry into billing practices for Medicaid prescriptions); competition from other drugstore chains; from alternative distribution channels such as supermarkets, membership clubs, other retailers and mail order companies, and from third party plans; and the continued efforts of health maintenance organizations, managed care organizations, patient benefit management companies and other third party payors to reduce prescription drug costs. The forward-looking statements referred to above are also subject to uncertainties and assumptions relating to the operations and results of operations of the Company following the merger with Revco and the merger with Arbor, including: risks relating to the Company's ability to combine the businesses of three major corporations while maintaining current operating performance levels during the integration period and the challenges inherent in diverting the Company's management focus and resources from other strategic opportunities and from operational matters for an extended period of time; the Company's ability to continue to secure suitable new store locations on favorable lease terms as it seeks to open new stores and relocate a portion of its existing store base to freestanding locations; the Company's ability to continue to purchase inventory on favorable terms; the Company's ability to establish effective promotional and pricing strategies in the different geographic markets in which it operates; the Company's ability to attract, hire and retain suitable pharmacists and management personnel; relationships with suppliers; and the impact of inflation.

Part I                                                                    Item 3
--------------------------------------------------------------------------------
           Quantitative and Qualitative Disclosures About Market Risk


     The Company has not entered into any transactions using derivative financial or commodity instruments and believes that its exposure to market risk, principally interest rate risk inherent in its debt portfolio, is not material.

Part II                                                                   Item 6
--------------------------------------------------------------------------------
                        Exhibits and Reports on Form 8-K


Exhibits:
---------

           3.1 Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to CVS Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

           3.1A Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective May 13, 1998 (incorporated by reference to Exhibit 4.1A to Registrant's Registration Statement No. 333-52055 on Form S-3/A dated May 18, 1998)

           3.2 By-laws of the Registrant, as amended and restated (incorporated by reference to Exhibit 3.2 to CVS Corporation's Form 10-Q for the quarter ended June 27, 1998)


          11.1    Computation of Per Common Share Earnings

          15.1    Letter re: Unaudited Interim Financial Information

          27.1    Financial Data Schedule - September 26, 1998




Reports on Form 8-K:
--------------------

     There were no reports filed on Form 8-K for the quarter ended September 26, 1998.


Signatures:
-----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVS Corporation
(Registrant)

/s/ Charles C. Conaway
----------------------

CHARLES C. CONAWAY
Executive Vice President and Chief Financial Officer
November 6,  1998