Form 10-K
period 1998-12-31
CVS CORP
filed 1999-03-31
CIK 64803

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    ---------
                                    FORM 10-K
                                    ---------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                          Commission file number 1-1011
                                 CVS CORPORATION
             (Exact name of Registrant as specified in its charter)
                              --------------------


               Delaware                                05-0494040
               --------                                ----------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

             One CVS Drive                               02895
       Woonsocket, Rhode Island                          -----
       ------------------------                        (Zip Code)
(Address of principal executive offices)

                                 (401) 765-1500
                                 --------------
              (Registrant's telephone number, including area code)

      Securities registered pursuant to section 12(b) of the Exchange Act:

                                                      Name of each exchange
          Title of each class                         on which registered
          -------------------                         --------------------
Common Stock, par value $0.01 per share             New York Stock Exchange

    Securities registered pursuant to Section 12(g) of the Exchange Act: None

                             ----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's voting stock* held by non-affiliates** of the registrant (without admitting that any person whose shares are not included in this calculation is an affiliate) on March 17, 1999 was approximately $19,895,631,210, based on the closing price on the New York Stock Exchange.

As of March 17, 1999, the registrant had 390,601,264 shares of common stock outstanding.

* Does not include 5,224,367 outstanding shares of Series One ESOP Convertible Preference Stock. As of March 17, 1999, each share of ESOP Preference Stock was entitled to 2.3 votes per share on all matters submitted to a vote of the holders of common stock, voting with the common stock as a single class.
**   Only voting stock held by directors and executive officers is excluded.

                           ---------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or specified parts thereof) are incorporated by reference into this Annual Report on Form 10-K as indicated: CVS Corporation's 1998 Annual Report to Shareholders is incorporated by reference into Part II:
Items 5, 6, 7 and 8 and Part IV: Item 14 and CVS Corporation's 1999 Proxy Statement is incorporated by reference into Part III: Items 10, 11, 12 and 13.

================================================================================

                                TABLE OF CONTENTS


Part I                                                                                                          Page
                                                                                                                ----
     Item 1:    Business
                   Overview of CVS' Business..................................................................   2
                   Strategic Restructuring Program............................................................   2
                   Merger with Revco D.S., Inc................................................................   3
                   Merger with Arbor Drugs, Inc...............................................................   3
                   PharmaCare.................................................................................   3
                   Relationships with Managed Care Providers..................................................   4
                   CVS Stores.................................................................................   4
                   Store Development..........................................................................   4
                   Information Systems........................................................................   5
                   Relationships with Suppliers...............................................................   6
                   Customer Service...........................................................................   6
                   Government Regulation......................................................................   6
                   Competition................................................................................   7
                   Cautionary Statement Concerning Forward-Looking Statements.................................   7
     Item 2:    Properties....................................................................................   8
     Item 3:    Legal Proceedings.............................................................................   9
     Item 4:    Submission of Matters to a Vote of Security Holders...........................................   9
     Executive Officers of the Registrant ....................................................................   9

Part II
     Item 5:    Market for Registrant's Common Equity and Related Stockholder Matters.........................  10
     Item 6:    Selected Financial Data.......................................................................  10
     Item 7:    Management's Discussion and Analysis of Financial Condition and Results of Operations.........  10
     Item 7A:   Quantitative and Qualitative Disclosures About Market Risk....................................  10
     Item 8:    Financial Statements and Supplementary Data...................................................  10
     Item 9:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........  10

Part III
     Item 10:   Directors and Executive Officers of the Registrant............................................  11
     Item 11:   Executive Compensation........................................................................  11
     Item 12:   Security Ownership of Certain Beneficial Owners and Management................................  11
     Item 13:   Certain Relationships and Related Transactions................................................  11

Part IV
     Item 14:   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............................  12
     Where You Can Find More Information......................................................................  15
     Independent Auditors' Report.............................................................................  16
     Schedule II - Valuation and Qualifying Accounts..........................................................  17
     Signatures ..............................................................................................  18

                                                        PART I

ITEM 1.  BUSINESS

------------------------------ -------------------------------------------------
Overview of CVS'    CVS Corporation is a leader in the chain drugstore industry
Business            in the United States, with revenues of $15.3 billion in
                    1998. As of December 31, 1998, we were the largest drugstore chain in the nation in terms of store count, operating 4,122 stores in 24 states in the Northeast, Mid-Atlantic, Midwest and Southeast regions and in the District of Columbia. Our stores are well positioned and operate in 66 of the top 100 drugstore markets in the country. We now hold the number one market share in six of the top ten drugstore markets. We are also among the industry leaders in terms of store productivity and operating profit margin.

                    Pharmacy Operations ~ A primary focus of our operations is our pharmacy business. In 1998, total pharmacy sales increased 17.0% to $8.8 billion, representing 58% of total sales for the year, compared to 55% of total sales in 1997. As of December 31, 1998, we were the largest drugstore chain in the nation in terms of prescriptions filled and pharmacy sales, dispensing over 251 million prescriptions (approximately 10.5% of the U.S. retail prescription market). We believe that our pharmacy operations will continue to represent a critical part of our business and strategy due to favorable trends. These trends include an aging American population, greater responsibility being borne by Americans for their healthcare, an increasing demand for retail formats that provide easy access and convenience, discovery of new and better drug therapies and the need for cost effective healthcare solutions.

                    Our pharmacy business also benefits from an "independent file buy" program, in which we purchase prescription files from independent pharmacies. During 1998, we purchased approximately 350 prescription files, each containing an average weekly prescription count of nearly 560. We believe that independent file buys are productive investments. In many cases, the independent pharmacist will move to CVS, thereby providing continuity in the pharmacist-patient relationship.

                    Front Store Operations ~ In addition to prescription drugs and services, we offer a broad selection of general merchandise, presented in a well-organized fashion, in stores that are designed to be customer-friendly, inviting and easy to shop. Merchandise categories include: over-the-counter drugs, greeting cards, film and photofinishing services, beauty and cosmetics, seasonal merchandise and convenience foods. We also offer over 1,400 products under the CVS private label brand, which represented about 11% of our front store sales in 1998. In 1998, front store sales, which are generally higher margin than pharmacy sales, increased 3.9% to $6.5 billion, representing 42% of total sales for the year, compared to 45% of total sales in 1997.

                    CVS Corporation is a Delaware corporation. Our principal executive offices are located at One CVS Drive, Woonsocket, Rhode Island 02895, telephone (401) 765-1500. As of December 31, 1998, CVS and its subsidiaries had about 97,000 employees.

Strategic           In November 1997, we completed the final phase of our
Restructuring       comprehensive strategic restructuring program, first
Program             announced in October 1995 and subsequently refined in May
                    1996 and June 1997. The strategic restructuring program included: (i) the sale of Marshalls, Kay-Bee Toys, Wilsons,
                    This End Up and Bob's Stores, (ii) the spin-off of Footstar,
                    Inc., which included Meldisco, Footaction and Thom McAn,
                    (iii) the initial and secondary public offerings of Linens
                    `n Things and (iv) the elimination of certain corporate overhead costs.

                    For more information about our strategic restructuring program, see Note 4 of "Notes to Consolidated Financial Statements" on page 30 of our 1998 Annual Report to Shareholders that is incorporated by reference into Item 8 "Financial Statements and Supplementary Data."

Merger with         On May 29, 1997, we completed a merger with Revco D.S. Inc.,
Revco D.S., Inc.    pursuant to which 120.6 million shares of CVS common stock were exchanged for all the outstanding common stock of Revco. We also converted Revco's stock options into options to purchase 6.6 million shares of CVS common stock. The merger of CVS and Revco was a tax-free reorganization that we treated as a pooling of interests for accounting purposes. Accordingly, we have restated our historical consolidated financial statements and footnotes to include
                    Revco as if it had always been owned by CVS.

                    The merger with Revco was a milestone event for our company in that it more than doubled our revenues and made us the nation's number one drugstore retailer in terms of store count. The merger brought us into high-growth, contiguous markets in the Mid-Atlantic, Southeast and Midwest regions of the United States.

Merger with         On March 31, 1998, we completed a merger with Arbor Drugs,
Arbor Drugs, Inc.   Inc., pursuant to which 37.8 million shares of CVS common
                    stock were exchanged for all the outstanding common stock of Arbor. We also converted Arbor's stock options into options to purchase 5.3 million shares of CVS common stock. The merger of CVS and Arbor was also a tax-free reorganization that we treated as a pooling of interests for accounting purposes. Accordingly, we have restated our historical consolidated financial statements and footnotes to include
                    Arbor as if it had always been owned by CVS.

                    The merger with Arbor made us the market share leader in metropolitan Detroit, the nation's fourth largest retail drugstore market and strengthened our position as the nation's top drugstore retailer in terms of store count and retail prescriptions dispensed.

PharmaCare          In order to provide patients with the best possible care at the lowest cost, we follow an integrated healthcare approach that brings together industry participants such as physicians, pharmaceutical companies, managed care providers and pharmacies. Our primary efforts in this area include the operation and expansion of PharmaCare, our prescription benefit management subsidiary, and the creation of strategic alliances with healthcare partners.

                    PharmaCare provides a full range of prescription benefit management services to managed care and other organizations. These services include plan design and administration, formulary management, mail order pharmacy services, claims processing and generic substitution. In December 1997, PharmaCare strengthened its services network by merging with Revco's prescription benefit management subsidiary, Rx Connections, and assuming Revco's mail order pharmacy operations. At the end of 1998, PharmaCare managed healthcare services for about 6 million people through a preferred national pharmacy network of over 40,000 pharmacies. In addition, PharmaCare plays an increasing role in healthcare management through integrated partnerships with several large managed care providers.

                    One feature that sets PharmaCare apart from other prescription benefit management providers is its proprietary Clinical Information Management System ("CIMS"). CIMS is a unique communication system that links physicians, patients and pharmacists to facilitate clinical management. It is a leading formulary management tool for directing utilization to the most clinically appropriate and cost-effective medications. More than 30,000 physicians are currently using CIMS, which began with only 500 physicians in 1994.

Relationships with  The growth in managed care has substantially increased the
Managed Care        use of prescription drugs. Managed care providers have (i)
Providers           made the cost of prescription drugs more affordable to a
                    greater number of people and (ii) supported prescription drug therapy as an alternative to more expensive forms of treatment, such as surgery. Payments by third party providers under prescription drug plans represented 84% of total pharmacy sales in 1998, compared to 81% in 1997.

                    In a typical third party payment plan, we contract with a third party payor (such as an insurance company, a prescription benefit management company, a governmental agency, a private employer, a health maintenance organization or other managed care provider) that agrees to pay for all or a portion of a customer's eligible prescription purchases in exchange for reduced prescription rates. Although third party payment plans provide a high volume of prescription drug sales, these sales typically generate lower gross margins than other sales due to the cost containment efforts of third party payors and the increasing competition among pharmacies for this business.

                    The cost containment efforts and increased competition has also caused a continued decline of gross margins on third party sales. To address this trend, we have dropped a number of third party programs that fell below our minimum profitability standards. In the event this trend continues and we elect to drop additional programs and/or decide not to participate in future programs that fall below our minimum profitability standards, we may not be able to sustain our current rate of sales growth.

CVS Stores          We are the nation's largest chain drugstore company based on store count, operating 4,122 stores in 24 states and the District of Columbia as of December 31, 1998. The majority of our existing stores range in size from approximately
                    8,000 to 10,000 square feet, although most new stores are based on our 10,125 square foot freestanding prototype, which typically includes a drive-thru pharmacy.

                    As of December 31, 1998, 23% of our stores were freestanding as opposed to being located in strip shopping center sites. Over 700 CVS stores were operated on an extended hour or 24-hour basis and 900 stores offered one-hour photo service. We also operated 360 stores with drive-thru pharmacies, and plan to add over 400 more in 1999. During 1998, we opened 382 new stores, including 198 relocations, and in 1999 we expect to open approximately 440 new stores, including about 300 relocations. Net selling space for our 4,122 stores was
                    30.6 million square feet at the end of 1998.

                    The following is a breakdown by state of the locations of CVS stores at December 31, 1998:

                    ---------------------------------------- ----------------------------------------
                    Alabama............................144      New Hampshire....................29
                    Connecticut........................122      New Jersey......................183
                    Delaware.............................3      New York........................363
                    District of Columbia................47      North Carolina..................296
                    Florida.............................22      Ohio............................414
                    Georgia............................304      Pennsylvania....................319
                    Illinois............................70      Rhode Island.....................52
                    Indiana............................291      South Carolina..................196
                    Kentucky............................71      Tennessee.......................146
                    Maine...............................20      Vermont...........................2
                    Maryland...........................170      Virginia........................253
                    Massachusetts......................321      West Virginia....................59
                    Michigan..........................225
                    ---------------------------------------- ----------------------------------------

Store Development   The addition of new stores has played, and will continue to play, a major role in our continued growth. As we open new stores, we maintain our objective of securing a strong position in each market that our stores serve. Our strong market positions provide us with several important advantages, including (i) an ability to save on advertising and distribution costs and (ii) an ability to attract managed care providers, who want to provide their members with convenient access to pharmacy services.

                    In addition, we are actively seeking to relocate many of our strip shopping center locations to freestanding sites. We expect that relocations of existing shopping center stores to freestanding locations will account for about two-thirds of store openings over the next several years. Because of their more convenient locations and larger size, relocated stores have typically realized significant improvements in customer count and revenues, driven largely by increased sales of higher margin front store merchandise. We believe our relocation program offers a significant opportunity for future growth as approximately 23% of our existing stores are freestanding. We currently expect to have approximately 35% of our stores in freestanding locations by the end of 1999. Our long-term goal is to have 70-80% of our stores located in freestanding sites. We cannot, however, guarantee that future store relocations will achieve similar results as those historically achieved. See "Cautionary Statement Concerning Forward-Looking Statements" below.

                    We also have an active remodeling and remerchandising program which seeks to remodel 20% of our existing stores and remerchandise another 20% each year. During 1998, we also completed the process of converting all 1,900 retained Revco stores into the CVS store format, converted Arbor stores to CVS' accounting and store systems and closed Arbor's Troy, Michigan corporate headquarters facility.

                    We believe that continuing to grow our store base and locating stores in desirable geographic markets are essential components to competing effectively in the current managed care environment. As a result, we believe that our store development program is an important part of our ability to maintain our leadership position in the chain drugstore industry.

Information Systems We have invested significantly in information systems to enable us to deliver an exceptional level of customer service while lowering costs and increasing operating efficiency. Our client-server based systems permit rapid and flexible system development to meet changing business needs, while our scaleable technical architecture enables us to efficiently expand our network to accommodate new stores.

                    Pharmacy Systems ~ The Rx2000 computer system enables our pharmacists to fill prescriptions more efficiently, giving the pharmacists more time to spend with customers. The system facilitates the management of third party healthcare plans and enables us to provide managed care providers with a level of information which we believe is unmatched by our competitors. By analyzing the data captured by the Rx2000 computer system, we and our managed care partners are able to evaluate treatment outcomes with an eye toward improving care and containing costs.

                    We also continue to make significant progress on our next generation Rx2000 Pharmacy Delivery System, which will reengineer the way we fill prescriptions. The project includes integrated workflow improvements and automated pill-counting machines in high volume stores.

                    During 1997, we implemented Rapid Rx Refill, which enables customers to order prescription refills 24 hours a day using a touch-tone telephone. In just over 18 months after its debut, Rapid Rx Refill now accounts for approximately 50% of refills.

                    Overall, these initiatives are expected to continue to enhance pharmacy productivity, lower the costs to fill prescriptions and improve service by enabling our pharmacists to spend more time with customers.

                    Front Store Systems ~ Our point-of-sale scanning technology has enabled us to develop an advanced retail data warehouse of information. We use this information to quickly analyze data on a store-by-store basis to develop targeted marketing and merchandising strategies. We can also analyze the impact of pricing, promotion and mix on a category's sales and profitability, enabling us to develop tactical merchandising plans for each category by market. We believe that effective category management increases customer satisfaction and that our category management approach has been a primary factor in front store comparable sales gains and improved gross margins.

                    We are also beginning the final phase of a multi-year supply chain initiative which will transform the way we receive, distribute and sell merchandise. Our supply chain initiatives will more effectively link our stores and distribution centers with suppliers to speed the delivery of merchandise to our stores in a manner that both reduces out-of-stock positions and lowers our investment in inventory. The first two phases focused on improving category management and maximizing gross profit through price elasticity and promotional allocations. The final phase will help us to more effectively tailor our product mix in specific markets. We have already begun to experience tangible benefits from our supply chain initiatives and we expect to continue to do so.

Relationships with  We centrally purchase most of our merchandise, including
Suppliers           prescription drugs, directly from manufacturers. This
                    purchasing strategy allows us to take advantage of the promotional and volume discount programs that certain manufacturers offer to retailers. During 1998, about 85% of the merchandise purchased by us was received by one of our distribution centers for redistribution to our stores. The balance of our store merchandise is shipped directly to our stores from manufacturers and distributors at prices negotiated at the corporate level. We believe that the loss of any one supplier or group of suppliers under common control would not materially affect our business.

Customer Service    We strive to provide the highest levels of service to our
                    customers and partners. As a result, we devote considerable time and attention to people, systems and service standards.
                    We emphasize attracting and training friendly and helpful associates to work in our stores and throughout our organization. Each CVS store receives a formal customer service evaluation twice per year, based on a mystery shopper program, customer letters and calls, and market research. Our priority on customer service extends into the managed care portion of our business as well. In every market, a Managed Care Service Team ensures that managed care partners receive high levels of service. Our pharmacists consistently rank among the best in the industry on measurements of trust, relationship-building and accessibility. This high level of service and expertise has played a key role in the growth of our pharmacy operations.

Government          Our pharmacies and pharmacists must be licensed by the
Regulation          appropriate state boards of pharmacy. Our pharmacies and
                    distribution centers are also registered with the Federal
                    Drug Enforcement Administration. Because of these licensing and registration requirements, we must comply with various statutes, rules and regulations, a violation of which could result in a suspension or revocation of these licenses or registrations. Under the Omnibus Budget Reconciliation Act of 1990, our pharmacists are required to offer counseling, without charge, to customers covered by Medicare about medication, dosage, delivery system, potential side effects and other information deemed significant by our pharmacists.
                    Our pharmacists routinely offer such counseling to all customers.

                    We also market products under various trademarks and tradenames which have been registered in the United States. Our rights in these trademarks endure for as long as they are used or registered.

Competition         The retail drugstore business is highly competitive. We
                    believe that we compete principally on the basis of: (i) store location and convenience, (ii) customer service and satisfaction, (iii) product selection and variety and (iv) price. We experience active competition not only from independent and other chain drugstores, but also from health maintenance organizations, hospitals, mail order organizations, supermarkets, discount drugstores and discount general merchandisers. The deep discount drug segment has grown significantly over the past several years as drug chains, and food, discount and specialty retailers have entered the business. Major retail companies now operate deep discount drugstores in the most competitive retailing markets. "Combo" stores, which consist of grocery, drugstore and several other operations under the same roof, have also grown significantly over the past several years as consumers have become more attracted to one-stop shopping.
                    Retail mass merchandisers with prescription departments have also grown in popularity.

Cautionary          In this report and in the documents incorporated by
Statement Concern-  reference (as well as in other public filings, press
ing Forward-        releases and oral statements made by Company management), we
Looking Statements  make forward-looking statements about future events that have not yet happened. These statements are subject to risks and uncertainties. Forward-looking statements include information concerning:


                    o our future results of operations, cost savings and synergies following the Revco and Arbor mergers;

                    o our ability to elevate the performance level of Revco stores following the Revco merger;

                    o our ability to continue to achieve significant sales growth;

                    o our belief that we can continue to improve operating performance by relocating existing in-line stores to freestanding locations;

                    o our ability to continue to reduce selling, general and administrative expenses as a percentage of net sales; and

                    o the ability of the Company and our key vendors and suppliers to successfully manage issues presented by the Year 2000.

                    In addition, statements that include the words "believes", "expects", "anticipates", "intends", "estimates" or similar expressions are forward-looking statements. For all of these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

                    You should understand that the following important factors, in addition to those discussed elsewhere in this report and in the documents which are incorporated by reference (and in our other public filings, press releases and oral statements made by Company management), could affect the future results of CVS and could cause those results to differ materially from those expressed in the forward-looking statements:

                    What Factors Could Affect the Outcome of Our Forward-Looking Statements?

                    Industry and Market Factors

                    o changes in economic conditions generally or in the markets served by CVS;

                    o future federal and/or state regulatory and legislative actions affecting CVS and/or the chain drugstore industry;

                    o    consumer preferences and spending patterns;

                    o competition from other drugstore chains, from alternative distribution channels such as supermarkets, membership clubs, mail order companies and internet companies (e-commerce) and from other third party plans; and

                    o the continued efforts of health maintenance organizations, managed care organizations, pharmacy benefit management companies and other third party payors to reduce prescription drug costs.

                    Operating Factors

                    o our ability to combine the businesses of CVS, Revco and Arbor and maintain current operating performance levels during the integration period(s) and the challenges inherent in diverting the Company's management focus and resources from other strategic opportunities and from operational matters for an extended period of time during the integration process(es);

                    o our ability to implement new computer systems and technologies;

                    o our ability to continue to secure suitable new store locations on favorable lease terms as we seek to open new stores and relocate a portion of our existing store base to freestanding locations;

                    o the creditworthiness of the purchasers of former businesses whose store leases are guaranteed by CVS as described under Item 2. "Properties" below;

                    o our ability to continue to purchase inventory on favorable terms;

                    o our ability to attract, hire and retain suitable pharmacists and management personnel;

                    o our ability to establish effective promotional and pricing strategies in the different geographic markets in which we operate; and

                    o    our relationships with suppliers.

ITEM 2.  PROPERTIES

We lease most of our stores under long-term leases that vary as to rental amounts and payments, expiration dates, renewal options and other rental provisions. We do not think that any individual store lease is significant in relation to our overall business. For additional information on the amount of our rental obligations for retail store leases, see Note 6 of "Notes to Consolidated Financial Statements" on page 30 of our 1998 Annual Report to Shareholders that is incorporated by reference into Item 8 "Financial Statements and Supplementary Data."

Our stores are supported by 10 distribution centers located in Rhode Island, New Jersey, Virginia, Indiana, Alabama, Pennsylvania, Tennessee, North Carolina, South Carolina and Michigan, which contain an aggregate of approximately 5,400,000 square feet. In addition, we lease additional space near our distribution centers to handle certain distribution needs.

We own our corporate headquarters, located in three buildings in Woonsocket, Rhode Island, which contain an aggregate of approximately 345,000 square feet. Additionally, a fourth headquarters building, expected to contain approximately 207,000 square feet, is currently under construction on a site adjacent to our existing corporate headquarters. We also lease approximately 352,000 square feet in seven office buildings in Rhode Island and Massachusetts.

In addition, in connection with certain business dispositions completed between 1991 and 1997, we continue to guarantee lease obligations for approximately 1,600 former stores. We are indemnified for these guarantee obligations by the respective purchasers. These guarantees generally remain in effect for the initial lease term and any extension thereof pursuant to a renewal option provided for in the lease prior to the time of the disposition. Assuming that each respective purchaser became insolvent, an event which we believe to be highly unlikely, management estimates that it could settle these obligations for approximately $1.1 billion as of December 31, 1998.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, the Company and its subsidiaries are involved in the assertion of claims and in litigation incidental to the normal course of business. In the opinion of management and our independent counsel, we do not believe that any existing claims or litigation will have a material adverse effect on our consolidated financial condition, results of operations or future cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is an unnumbered Item in Part I of this report.

--------------------------------------------------------------------------------------------------------------------------
        Name and Current Position                              Five-Year Business History                         Age
--------------------------------------------------------------------------------------------------------------------------
Charles C. Conaway                        Executive Vice President and Chief Financial Officer of CVS              38
  Executive Vice President and Chief      Corporation since July 1996; Executive Vice President and Chief
  Financial Officer, CVS Corporation and  Financial Officer of CVS Pharmacy, Inc. since February 1995; Senior
  CVS Pharmacy, Inc.                      Vice President - Pharmacy of CVS Pharmacy, Inc., September 1992 -
                                          February 1995
--------------------------------------------------------------------------------------------------------------------------
Stanley P. Goldstein                      Chairman of the Board of CVS Corporation since January 1987; Chief       64
  Chairman of the Board, CVS Corporation  Executive Officer of CVS Corporation, October 1996 - May 1998;
                                          President and Chief Executive Officer of Melville Corporation,
                                          January 1987 - October 1996
--------------------------------------------------------------------------------------------------------------------------
Rosemary Mede                             Vice President of CVS Corporation and Senior Vice President - Human      52
  Vice President, CVS Corporation         Resources of CVS Pharmacy, Inc. since October 1997; Vice
  Senior Vice President - Human           President/General Manager of Business Services, Becton Dickinson &
  Resources, CVS Pharmacy, Inc.           Co., December 1995 - September 1997; Various management positions in human resources, Becton Dickinson & Co., 1998 - November 1995
--------------------------------------------------------------------------------------------------------------------------
Larry J. Merlo                            Vice President of CVS Corporation since October 1996; Executive          43
  Vice President, CVS Corporation         Vice President - Stores of CVS Pharmacy, Inc. since March 1998;
  Executive Vice President - Stores, CVS  Senior Vice President - Stores of CVS Pharmacy, Inc., January 1994
  Pharmacy, Inc.                          - March 1998
--------------------------------------------------------------------------------------------------------------------------
Daniel C. Nelson                          Vice President of CVS Corporation since October 1996; Executive          49
  Vice President, CVS Corporation         Vice President - Marketing of CVS Pharmacy, Inc., since September
  Executive Vice President - Marketing,   1993
  CVS Pharmacy, Inc.
--------------------------------------------------------------------------------------------------------------------------
Thomas M. Ryan                            President and Chief Executive Officer of CVS Corporation since May       46
  President and Chief Executive Officer,  1998; Vice Chairman and Chief Operating Officer of CVS Corporation,
  CVS Corporation and CVS Pharmacy, Inc.  October 1996 - May 1998; President and Chief Executive Officer of
                                          CVS Pharmacy, Inc. since January 1994; Executive Vice President -
                                          Stores of CVS Pharmacy, Inc., January 1990 - January 1994
--------------------------------------------------------------------------------------------------------------------------
Douglas A. Sgarro                         Vice President of CVS Corporation and Senior Vice President -            39
  Vice President, CVS Corporation         Administration and Chief Legal Officer of CVS Pharmacy, Inc. since
  Senior Vice President - Administration  September 1997; Partner in the New York City office of the law firm and Chief Legal Officer, CVS Pharmacy,  of Brown & Wood LLP, January 1993 - August 1997
  Inc.
--------------------------------------------------------------------------------------------------------------------------
Larry D. Solberg                          Vice President of CVS Corporation since October 1996; Senior Vice        51
  Vice President and Controller, CVS      President - Finance and Controller of CVS Pharmacy, Inc. since
  Corporation                             March 1996; Vice President and Controller of CVS Pharmacy, Inc.,
  Senior Vice President - Finance and     October 1994 - March 1996; Senior Vice President of PIMMS Corp.,
  Controller, CVS Pharmacy, Inc.          September 1993 - October 1994
--------------------------------------------------------------------------------------------------------------------------

In each case, the individual's term of office extends to the date of the board of directors meeting following the next annual meeting of CVS stockholders. In addition to the office(s) which they hold in CVS Corporation and CVS Pharmacy, Inc. as shown above, each of the individuals listed holds various offices in certain CVS subsidiaries.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this item is included in our 1998 Annual Report to Shareholders on page 38 under the caption "Quarterly Financial Information," and is incorporated into this report by reference.

Since October 16, 1996, the common stock of the Company has been listed on the New York Stock Exchange under the symbol "CVS." As of February 22, 1999, the record date for the 1999 Annual Meeting of Stockholders, there were 10,500 CVS stockholders of record. On May 13, 1998, the Company's stockholders approved an increase in the number of authorized common shares from 300 million to one billion. Also on that date, the Board of Directors authorized a two-for-one common stock split, which was effected by the issuance of one additional share of common stock for each share of common stock outstanding on May 25, 1998. All share and per share amounts were restated to reflect the effect of the stock split.


ITEM 6.  SELECTED FINANCIAL DATA

The information required by this item is included in our 1998 Annual Report to Shareholders on page 39 under the caption "Five-Year Financial Summary," and is incorporated into this report by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for as set forth in the following paragraph, the information required by this item is included in our 1998 Annual Report to Shareholders on pages 14 through 19 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is incorporated into this report by reference.

Recent Development:
On February 11, 1999, we sold 5.50% unsecured senior notes due February 15, 2004 in the aggregate principal amount of $300 million in a private placement. Proceeds from the notes were used to repay outstanding commercial paper.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into any transactions using derivative financial instruments or derivative commodity instruments and we do not believe that there is any material market risk exposure with respect to other financial instruments (such as fixed and variable rate borrowings) which would require disclosure under this Item.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is included in our 1998 Annual Report to Shareholders on pages 20 through 38, and is incorporated into this report by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No events have occurred which would require disclosure under this Item.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item, with the exception of the information relating to our executive officers, which is presented in Part I under "Executive Officers of the Registrant", appears in our 1999 Proxy Statement on pages 4 through 6 and page 27 under the captions Item 1: "Biographies of our Board Nominees" and Item 5: "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated into this report by reference.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item appears in our 1999 Proxy Statement on pages 7, 8 and 10 through 21 under the captions Item 1: "Director Compensation", "Compensation Committee Interlocks and Insider Participation", "Compensation Committee Report on Executive Compensation", "Summary Compensation Table", "Stock Options", "Stock Performance Graph" and "Certain Executive Arrangements" and is incorporated into this report by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item appears in our 1999 Proxy Statement on pages 8 through 10 under the captions Item 1: "Share Ownership of Directors and Certain Executive Officers" and "Share Ownership of Principal Stockholders" and is incorporated into this report by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item appears in our 1999 Proxy Statement on page 21 under the caption Item 1: "Transactions with Directors and Officers" and is incorporated into this report by reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A.   Financial Statements, Schedules and Exhibits

1.   Financial Statements

The following appear in our 1998 Annual Report to Shareholders at the pages indicated below and are incorporated into Part II of this report by reference:

                                                                                                              Page
                                                                                                              ----
Management's Responsibility for Financial Reporting........................................................... 20
Independent Auditors' Report.................................................................................. 21
Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996.................... 22
Consolidated Balance Sheets as of December 31, 1998 and 1997.................................................. 23
Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996.......... 24
Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.................... 25
Notes to Consolidated Financial Statements....................................................................26-38
Five-Year Financial Summary....................................................................................39

2.   Schedules

The following schedule appears on page 17 of this report.

Schedule  II -- Valuation and Qualifying Accounts

We did not include other financial statement schedules because they are not applicable or the information is included in the financial statements or related notes.

3.   Exhibits

Exhibits marked with an asterisk (*) are hereby incorporated by reference to exhibits or appendices previously filed by the Registrant as indicated in brackets following the description of the exhibit.

Exhibit            Description
-------            -----------
3.1*               Amended and Restated Certificate of Incorporation of the Registrant [incorporated by reference to Exhibit 3.1 of CVS Corporation's Annual Report on Form
                   10-K for the fiscal year ended December 31, 1996].

3.1A*              Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective
                   May 13, 1998 [incorporated by reference to Exhibit 4.1A to
                   Registrant's Registration Statement No. 333-52055 on Form
                   S-3/A dated May 18, 1998].

3.2                By-laws of the Registrant, as amended and restated, filed herewith.

4                  Pursuant to Regulation S-K, Item 601(b)(4)(iii)(A), no instrument which defines the rights of holders of long-term debt of the Registrant and its subsidiaries is filed with this report. The
                   Registrant hereby agrees to furnish a copy of any such
                   instrument to the Securities and Exchange Commission upon
                   request.

4.1*               Specimen common stock certificate [incorporated by reference to Exhibit 4.1 to the Registration
                   Statement of the Registrant on Form 8-B dated November 4, 1996].

10.1*              Stock Purchase Agreement dated as of October 14, 1995 between The TJX Companies, Inc. and
                   Melville Corporation, as amended November 17, 1995 [incorporated by reference to Exhibits 2.1 and 2.2 to Melville's Current Report on Form 8-K dated December 4, 1995].

10.2*              Stock Purchase Agreement dated as of March 25, 1996 between Melville Corporation and
                   Consolidated Stores Corporation, as amended May 3, 1996 [incorporated by reference to Exhibits
                   2.1 and 2.2 to Melville's Current Report on Form 8-K dated May 5, 1996].





Exhibit            Description
-------            -----------

10.3*              Distribution Agreement dated as of September 24, 1996 among
                   Melville Corporation, Footstar, Inc. and Footstar Center,
                   Inc. [incorporated by reference to Exhibit 99.1 to Melville's
                   Current Report on Form 8-K dated October 28, 1996].

10.4* Tax Disaffiliation Agreement dated as of September 24, 1996 among Melville Corporation, Footstar, Inc. and certain subsidiaries named therein [incorporated by reference to
                   Exhibit 99.2 to Melville's Current Report on Form 8-K dated
                   October 28, 1996].

10.5* Agreement and Plan of Merger dated as of February 6, 1997, as amended as of March 19, 1997, among the Registrant, Revco
                   D.S., Inc. and North Acquisition, Corp. [incorporated by reference to Annex A to the Registrant's Registration
                   Statement No. 333-24163 on Form S-4 filed March 28, 1997].

10.6* Agreement and Plan of Merger dated as of February 8, 1998, as amended as of March 2, 1998, among the Registrant, Arbor
                   Drugs, Inc. and Red Acquisition, Inc. [incorporated by reference to Exhibit 2 to the Registrant's Registration
                   Statement No. 333-47193 on Form S-4 filed March 2, 1998].

10.7* Stockholder Agreement dated as of December 2, 1996 between the Registrant, Nashua Hollis CVS, Inc. and Linens `n Things,
                   Inc. [incorporated by reference to Exhibit 10(i)(6) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997].

10.8* Tax Disaffiliation Agreement dated as of December 2, 1996 between the Registrant and Linens `n Things, Inc. and certain of their respective affiliates [incorporated by reference to
                   Exhibit 10(i)(7) to the Registrant's Annual Report on Form
                   10-K for the fiscal year ended December 31, 1997].

10.9* Five Year Credit Agreement dated as of May 23, 1997 by and among the Registrant, the Lenders party thereto, Fleet
                   National Bank, as Documentation Agent, JP Morgan Securities,
                   Inc., as Syndication Agent; and The Bank of New York, as
                   Administrative Agent [incorporated by reference to Exhibit
                   10(i)(8) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997].

10.10*             Note Purchase Agreement dated June 7, 1989 by and among
                   Melville Corporation and Subsidiaries Employee Stock
                   Ownership Plan, as Issuer, Melville Corporation, as
                   Guarantor, and the Purchasers listed therein [incorporated by reference to Exhibit 10(i)(9) to the Registrant's Annual
                   Report on Form 10-K for the fiscal year ended December 31, 1997].

10.11       (i)*   1973 Stock Option Plan [incorporated by reference to
                   Exhibit (10)(iii)(A)(i) to Melville Corporation's Annual
                   Report on Form 10-K for the fiscal year ended December 31,
                   1987].

           (ii)*   1987 Stock Option Plan [incorporated by reference to Exhibit
                   (10)(iii)(A)(iii) to Melville Corporation's Annual Report on
                   Form 10-K for the fiscal year ended December 31, 1987].

           (iii)* 1989 Directors Stock Option Plan [incorporated by reference to Exhibit B to Melville Corporation's Annual Report on Form
                   10-K for the fiscal year ended December 31, 1988].

           (iv)*   Melville Corporation Omnibus Stock Incentive Plan
                   [incorporated by reference to Exhibit B to Melville
                   Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and Exhibit A to Melville's definitive Proxy Statement dated March 7, 1995].






            (v)* Profit Incentive Plan of Melville Corporation [incorporated by reference to Exhibit A to Melville Corporation's definitive Proxy Statement dated March 14, 1994].

           (vi)*   Supplemental Retirement Plan for Select Senior Management of
                   Melville Corporation I as amended through July 1995
                   [incorporated by reference to Exhibit 10(iii)(A)(vii) to Melville's Annual Report on Form 10-K for the fiscal year ended December 31, 1995].

           (vii)*  Supplemental Retirement Plan for Select Senior Management of
                   Melville Corporation II as amended through July 1995
                   [incorporated by reference to Exhibit 10(iii)(A)(viii) to Melville's Annual Report on Form 10-K for the fiscal year ended December 31, 1995].

           (viii)* Income Continuation Policy for Select Senior Executives of
                   Melville Corporation as amended through May 12, 1988
                   [incorporated by reference to Exhibit 10 (viii) to Melville's
                   Annual Report on Form 10-K for the fiscal year ended December
                   31, 1994].

           (ix)* Melville Corporation 1996 Directors Stock Plan [incorporated by reference to Exhibit A to Melville's definitive Proxy
                   Statement dated March 7, 1996].

           (x)* Form of Employment Agreements between the Registrant and each of Messrs. Ryan, Conaway, Nelson and Merlo [incorporated by reference to the Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996].

           (xi)* Deferred Stock Compensation Plan [incorporated by reference to Exhibit 10(iii)(A)(xi) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997].

           (xii)* 1997 Incentive Compensation Plan [incorporated by reference to Annex F to Amendment No. 1 to the Registrant's
                   Registration Statement No. 333-24163 on Form S-4/A filed
                   April 17, 1997].

           (xiii)* Deferred Compensation Plan [incorporated by reference to
                   Exhibit 10.1 to the Registrant's Quarterly Report on Form
                   10-Q for the quarter ended June 27, 1998].

           (xiv)*  Partnership Equity Program [incorporated by reference to
                   Exhibit 10.2 to the Registrant's Quarterly Report on Form
                   10-Q for the quarter ended June 27, 1998].

           (xv)    Form of Collateral Assignment and Executive Life Insurance
                   Agreement between Registrant and each of Messrs. Ryan, Conaway, Nelson and Merlo, filed herewith.

11 Computation of Earnings per Common Share [incorporated by reference to the portion of the 1998 Annual Report to Shareholders on page 37 under the caption "Reconciliation of Earnings Per Common Share," which is filed herewith in
                   Exhibit 13].

13                 Portions of the 1998 Annual Report to Shareholders of CVS
                   Corporation which are specifically designated in this Form
                   10-K as being incorporated by reference.

21                 Subsidiaries of the Registrant.

23                 Consent of KPMG LLP.

27                 Financial Data Schedule.

B.   Reports on Form 8-K

On February 9, 1999, the Registrant filed a Current Report on Form 8-K in connection with CVS' announcement that it privately placed $300 million of 5.50% unsecured senior notes due 2004 as described in Item 7 above.

On February 11, 1999, the Registrant filed a Current Report on Form 8-K in connection with CVS' announcement that effective April 14, 1999, Stanley P. Goldstein, Chairman of the Board of Directors, will retire as chairman although he will remain a Director. In connection with the retirement, Thomas M. Ryan, currently President and Chief Executive Officer, will be named Chairman of the Board of Directors and Chief Executive Officer and Charles C. Conaway, currently Executive Vice President and Chief Financial Officer, will be named President and Chief Operating Officer.


                       WHERE YOU CAN FIND MORE INFORMATION

CVS files annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). You may read and copy any reports, statements or other information that we file at the SEC's public reference rooms in Washington, D.C., New York, New York and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. Our SEC filings are also available to the public from commercial document retrieval services and at the web site maintained by the SEC at "http://www.sec.gov."

The SEC allows us to "incorporate by reference", which means that we can disclose important information to you by referring you to other documents that we file with the SEC. The information incorporated by reference is legally considered to be a part of this report.

We incorporate by reference into Part II (Items 5, 6, 7 and 8) and Part IV (Item
14) specified portions of our 1998 Annual Report to Shareholders. We also incorporate by reference into Part III (Items 10, 11, 12 and 13) specified portions of our Proxy Statement for the 1999 Annual Meeting of Shareholders, scheduled to be held on April 14, 1999.

If you are a shareholder, we may have sent you some of the documents incorporated by reference, but you can obtain any of them through us or the SEC. Documents incorporated by reference are available from us without charge, excluding all exhibits unless we have specifically incorporated by reference an exhibit in this report. Shareholders may obtain documents incorporated by reference in this report by requesting them in writing or by telephone from:


                                 CVS Corporation
                               Investor Relations
                        670 White Plains Road - Suite 210
                               Scarsdale, NY 10583
                            Telephone: (800) 201-0938

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
CVS Corporation:

     Under date of January 27, 1999, we reported on the consolidated balance sheets of CVS Corporation and subsidiaries as of December 31, 1998 and 1997, and related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in the 1998 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the fiscal year ended 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
------------
KPMG LLP

Providence, Rhode Island
January 27, 1999

                                 CVS CORPORATION
                Schedule II -- Valuation and Qualifying Accounts

-------------------------------------------------------------------------------------------------------------------------
                                                                 Balance at     Additions     Deductions
                                                                Beginning of   Charged to     Charged to    Balance at
In millions                                                         Year      Profit & Loss   Reserve(1)    End of Year
-------------------------------------------------------------------------------------------------------------------------
Accounts Receivable Allowance for Doubtful Accounts:

Year Ended December 31, 1998                                       $  39.2        $   6.3       $   5.7        $  39.8
-------------------------------------------------------------------------------------------------------------------------

Year Ended December 31, 1997                                          36.9            7.9           5.6           39.2
-------------------------------------------------------------------------------------------------------------------------

Year Ended December 31, 1996                                          59.3           11.6          34.0           36.9
-------------------------------------------------------------------------------------------------------------------------

(1) 1996 includes a deduction of $21.2 million that relates to the actual write-off of certain receivables of former operating businesses that were retained by the Company subsequent to the sale of the related operating businesses.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                CVS CORPORATION

Date:  March 25, 1999                           By:  /s/ CHARLES C. CONAWAY
                                                    -----------------------
                                                    Charles C. Conaway
                                                    Executive Vice President and
                                                    Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                               Title(s)                                 Date
              ---------
/s/  THOMAS M. RYAN                     President, Chief Executive Officer                March 25, 1999
---------------------------------       and Director (Principal Executive
Thomas M. Ryan                          Officer)

/s/ CHARLES C. CONAWAY                  Executive Vice President and Chief
-----------------------------           Financial Officer (Principal                      March 25, 1999
Charles C. Conaway                      Financial Officer)

/s/ LARRY D. SOLBERG                    Vice President and Controller                     March 25, 1999
---------------------------------       (Principal Accounting Officer)
Larry D. Solberg

/s/ EUGENE APPLEBAUM                    Director                                          March 25, 1999
------------------------------
Eugene Applebaum

/s/ ALLAN J. BLOOSTEIN                  Director                                          March 25, 1999
--------------------------------
Allan J. Bloostein

/s/ W. DON CORNWELL                     Director                                          March 25, 1999
--------------------------------
W. Don Cornwell

/s/ THOMAS P. GERRITY                   Director                                          March 25, 1999
-------------------------------
Thomas P. Gerrity

/s/ STANLEY P. GOLDSTEIN                Chairman of the Board and Director                March 25, 1999
-----------------------------
Stanley P. Goldstein

/s/ WILLIAM H. JOYCE                    Director                                          March 25, 1999
--------------------------------
William H. Joyce

/s/ TERRY R. LAUTENBACH                 Director                                          March 25, 1999
--------------------------
Terry R. Lautenbach

/s/ TERRENCE MURRAY                     Director                                          March 25, 1999
-----------------------------
Terrence Murray

/s/ SHELI Z. ROSENBERG                  Director                                          March 25, 1999
-------------------------------
Sheli Z. Rosenberg

/s/ IVAN G. SEIDENBERG                  Director                                          March 25, 1999
------------------------------
Ivan G. Seidenberg

/s/ THOMAS O. THORSEN                   Director                                          March 25, 1999
-----------------------------
Thomas O. Thorsen

                                  EXHIBIT INDEX


3.2 By-Laws of the Registrant, as amended and restated [Filed electronically with SEC only].

10.11(xv)  Form of Collateral Assignment and Executive Life Insurance Agreement
           between Registrant and each of Messrs. Ryan, Conaway, Nelson and Merlo [Filed electronically with SEC only].

13 Portions of the 1998 Annual Report to Shareholders of CVS Corporation which are specifically designated in this Form 10-K as being incorporated by reference. [Filed electronically with SEC only].

21         List of Subsidiaries of the Registrant.

23         Consent of Independent Auditors.

27         Financial Data Schedule [Filed electronically with SEC only].