Form 10-Q
period 1999-03-27
CVS CORP
filed 1999-05-11
CIK 64803

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934




For the Quarterly Period Ended                            Commission File Number
March 27, 1999                                                         001-01011


                                CVS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Delaware                                        05-0494040
------------------------                 ---------------------------------------
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


Yes     X     No
    -------      ------

                         Common Stock, $0.01 par value,
                     issued and outstanding at May 3, 1999:

                               390,833,550 shares

================================================================================

================================================================================
                                      INDEX


                                                                                                          Page
Part I

    Item 1.   Financial Statements

              Consolidated Condensed Statements of Operations -
                 Three Months Ended March 27, 1999 and March 28, 1998                                      3

              Consolidated Condensed Balance Sheets -
                 As of March 27, 1999 and December 31, 1998                                                4

              Consolidated Condensed Statements of Cash Flows -
                 Three Months Ended March 27, 1999 and March 28, 1998                                      5

              Notes to Consolidated Condensed Financial Statements                                         6

              Independent Auditors' Review Report                                                          9

    Item 2.   Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                                     10

    Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                   15


Part II

    Item 6.   Exhibits and Reports on Form 8-K                                                             16

    Signature Page                                                                                         16

Part I                                                                    Item 1
================================================================================
                                 CVS Corporation
                 Consolidated Condensed Statements of Operations
                                   (Unaudited)

                                                                                         Three Months Ended
In millions, except per share amounts                                             March 27, 1999   March 28, 1998
-------------------------------------------------------------------------------------------------------------------
Net sales                                                                             $ 4,240.5        $ 3,601.5
Cost of goods sold, buying and warehousing costs                                        3,071.1          2,594.6
-------------------------------------------------------------------------------------------------------------------
   Gross margin                                                                         1,169.4          1,006.9
Selling, general and administrative expenses                                              808.2            704.2
Depreciation and amortization                                                              68.0             63.8
-------------------------------------------------------------------------------------------------------------------
   Total operating expenses                                                               876.2            768.0
-------------------------------------------------------------------------------------------------------------------
Operating profit                                                                          293.2            238.9
Interest expense, net                                                                      14.3             11.2
-------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                              278.9            227.7
Income tax provision                                                                      114.3             95.7
-------------------------------------------------------------------------------------------------------------------
Net earnings                                                                              164.6            132.0
Preference dividends, net of income tax benefit                                             3.6              3.4
-------------------------------------------------------------------------------------------------------------------
Net earnings available to common shareholders                                         $   161.0        $   128.6
-------------------------------------------------------------------------------------------------------------------

Basic earnings per common share:
   Net earnings                                                                       $    0.41        $    0.34
-------------------------------------------------------------------------------------------------------------------
   Weighted average basic common shares outstanding                                       390.5            382.9
-------------------------------------------------------------------------------------------------------------------

Diluted earnings per common share:
   Net earnings                                                                       $    0.40        $    0.33
-------------------------------------------------------------------------------------------------------------------
   Weighted average diluted common shares outstanding                                     408.2            400.9
-------------------------------------------------------------------------------------------------------------------
Dividends declared per common share                                                   $  0.0575        $  0.0550
-------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated condensed financial statements.

Part I                                                                    Item 1
================================================================================
                                 CVS Corporation
                      Consolidated Condensed Balance Sheets
                                   (Unaudited)


                                                                                   March 27, 1999    December 31,
In millions                                                                                              1998
--------------------------------------------------------------------------------------------------------------------
Assets:
  Cash and cash equivalents                                                           $   136.8         $   180.8
  Accounts receivable, net                                                                699.3             650.3
  Inventories                                                                           3,286.3           3,190.2
  Other current assets                                                                    310.2             327.9
--------------------------------------------------------------------------------------------------------------------
      Total current assets                                                              4,432.6           4,349.2

  Property and equipment, net                                                           1,378.8           1,351.2
  Goodwill, net                                                                           690.9             724.6
  Deferred charges and other assets                                                       339.7             311.2
--------------------------------------------------------------------------------------------------------------------
Total assets                                                                          $ 6,842.0         $ 6,736.2
--------------------------------------------------------------------------------------------------------------------

Liabilities:
  Accounts payable                                                                    $ 1,203.3         $ 1,286.3
  Accrued expenses                                                                      1,118.7           1,111.3
  Short-term borrowings                                                                   522.4             771.1
  Current maturities of long-term debt                                                     14.6              14.6
--------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                         2,859.0           3,183.3

  Long-term debt                                                                          575.5             275.7
  Other long-term liabilities                                                             143.3             166.6

Shareholders' equity:
  Preferred stock; par value $0.01: authorized 0.1 shares, issued and
      outstanding 0.0 shares                                                                 --                --
  Preference stock; par value $1.00: authorized 50 shares, Series One
      ESOP Convertible, issued and outstanding 5.2 shares at March 27, 1999
      and December 31, 1998                                                               279.2             280.0
  Common stock; par value $0.01: authorized 1,000 shares, issued 401.8
      shares at March 27, 1999 and 401.4 shares at December 31, 1998                        4.0               4.0
  Treasury stock at cost: 11.1 shares at March 27, 1999 and
      11.2 shares at December 31, 1998                                                   (259.4)           (260.2)
  Guaranteed ESOP obligation                                                             (270.7)           (270.7)
  Capital surplus                                                                       1,347.8           1,336.4
  Retained earnings                                                                     2,163.3           2,021.1
--------------------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                                        3,264.2           3,110.6
--------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                            $ 6,842.0         $ 6,736.2
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated condensed financial statements.

Part I                                                                    Item 1
================================================================================
                                 CVS Corporation
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                                      Three Months Ended
                                                                                 March 27,         March 28,
In millions                                                                         1999              1998
-----------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                               $   14.5           $ (149.0)
-----------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Additions to property and equipment                                             (117.8)            (105.6)
    Proceeds from sale or disposal of assets                                          25.5               29.6
    Acquisitions, net of cash                                                         (1.7)                --
-----------------------------------------------------------------------------------------------------------------
Net cash (used in) investing activities                                              (94.0)             (76.0)
-----------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Proceeds from debt issuance                                                      300.0                 --
    (Reductions in) additions to short-term borrowings                              (248.7)             196.7
    Dividends paid                                                                   (22.5)             (22.6)
    Proceeds from exercise of stock options                                            6.9               13.8
    Reductions in long-term debt                                                      (0.2)             (19.8)
-----------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                             35.5              168.1
-----------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                            (44.0)             (56.9)
Cash and cash equivalents at beginning of period                                     180.8              192.5
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                        $  136.8           $  135.6
-----------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated condensed financial statements.

Part I                                                                    Item 1
================================================================================
                                 CVS Corporation
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)


Note 1

The accompanying consolidated condensed financial statements of CVS Corporation ("CVS" or the "Company") have been prepared without audit, in accordance with the rules and regulations of the Securities and Exchange Commission. In accordance with such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

In the opinion of management, the accompanying consolidated condensed financial statements include all adjustments (consisting only of normal recurring adjustments) which are necessary to present a fair statement of the Company's results of operations for the interim periods presented. Because of the influence of various factors on the Company's operations, including certain holidays and other seasonal influences, net earnings for any interim period may not be comparable to the same interim period in previous years or necessarily indicative of earnings for the full fiscal year.

Note 2

The Company recorded the following charges to operating expenses for direct and other merger-related costs pertaining to the following merger transactions and certain restructuring activities: (i) $158.3 million during the second quarter of 1998 in conjunction with the merger of CVS and Arbor Drugs, Inc. and (ii) $411.7 million during the second quarter of 1997 in conjunction with the merger of CVS and Revco D.S., Inc. During the first quarter of 1997, the Company also recorded a $31.0 million charge to operating expenses for certain costs associated with the restructuring of Big B, Inc.

Following is a summary of the significant components of the above charges through March 27, 1999:

--------------------------------------------------------------------------------------------------------------------
                                             CVS/Arbor Charge                      CVS/Revco and Big B Charges
                                  ---------------------------------------    ---------------------------------------
                                  1998      Utilized                           1997    Utilized
In millions                        Charge    to Date  Transfer   Balance      Charges   to Date  Transfer   Balance
--------------------------------------------------------------------------------------------------------------------
Merger transaction costs          $ 15.0    $ (15.9)  $ 0.9      $  --        $ 35.0    $ (32.4)  $(2.6)      $  --
Restructuring costs:
 Employee severance and
  benefits                          27.1      (14.6)    0.3       12.8          89.8      (78.2)     --        11.6
 Exit costs:
    Noncancelable lease
     obligations and
     duplicate facilities           67.5      (27.0)   (1.9)      38.6         211.6     (153.3)     --        58.3
    Asset write-offs                41.2      (41.2)     --         --          87.3      (87.3)     --          --
    Contract cancellation costs      4.8       (1.2)     --        3.6           7.4       (7.4)     --          --
    Other                            2.7       (3.4)    0.7         --          11.6      (14.2)    2.6          --
--------------------------------------------------------------------------------------------------------------------
                                  $158.3    $(103.3)  $  --      $55.0        $442.7    $(372.8)  $  --       $69.9
--------------------------------------------------------------------------------------------------------------------

Part I                                                                    Item 1
================================================================================
                                 CVS Corporation
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)


Note 3

On February 11, 1999, the Company privately placed $300 million of 5.50% unsecured senior notes due February 15, 2004. Proceeds from the notes were used to repay outstanding commercial paper.

Note 4

The Company currently operates a Retail segment and a Pharmacy Benefit Management ("PBM") segment. The Retail segment, which includes the operation of over 4,000 retail drugstores in 24 states and the District of Columbia, is the Company's only reportable segment. The PBM segment provides a full range of prescription benefit management services to managed care and other organizations. These services include plan design and administration, formulary management, mail order pharmacy services, claims processing and generic substitution.

Following is a reconciliation of the Company's business segments to the consolidated condensed financial statements as of and for the three months ended March 27, 1999 and March 28, 1998:

--------------------------------------------------------------------------------------------------
                                  Retail             PBM          Intersegment    Consolidated
In millions                       Segment          Segment      Eliminations(1)      Totals
--------------------------------------------------------------------------------------------------
March 27, 1999:
 Net sales                       $  4,152.4       $    189.5        $   (101.4)     $  4,240.5
 Operating profit                     284.8              8.4                --           293.2
 Total assets                       6,753.4            137.5             (48.9)        6,842.0
--------------------------------------------------------------------------------------------------
March 28, 1998:
 Net sales                       $  3,565.8       $    111.9        $    (76.2)     $  3,601.5
 Operating profit                     235.3              3.6                --           238.9
 Total assets                       6,119.5             68.2             (11.5)        6,176.2
--------------------------------------------------------------------------------------------------

(1) Intersegment eliminations relate to intersegment sales and accounts receivables that occur when a PBM segment customer uses a Retail segment store to purchase covered merchandise. When this occurs, both segments record the sale on a stand-alone basis.



Note 5

Following are the components of net interest expense:

----------------------------------------------------------------------
                                       Three Months Ended
In millions                   March 27, 1999        March 28, 1998
----------------------------------------------------------------------
Interest expense                  $  16.1              $  13.0
Interest income                      (1.8)                (1.8)
----------------------------------------------------------------------
    Interest expense, net         $  14.3              $  11.2
----------------------------------------------------------------------

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

Following is a reconciliation of basic and diluted earnings per common share for the three months ended:

------------------------------------------------------------------------------------------------
                                                                        March 27,     March 28,
In millions, except per share amounts                                     1999         1998
------------------------------------------------------------------------------------------------
Numerator for earnings per common share calculation:
     Net earnings                                                       $   164.6      $  132.0
     Preference dividends, net of income tax benefit                         (3.6)         (3.4)
------------------------------------------------------------------------------------------------
     Net earnings available to common shareholders, basic               $   161.0      $  128.6
------------------------------------------------------------------------------------------------

     Net earnings                                                       $   164.6      $  132.0
     Effect of dilutive securities:
          Dilutive earnings adjustments                                       0.3          (0.2)
------------------------------------------------------------------------------------------------
     Net earnings available to common shareholders, diluted             $   164.9      $  131.8
------------------------------------------------------------------------------------------------
Denominator for earnings per common share calculation:
     Weighted average common shares, basic                                  390.5         382.9
     Effect of dilutive securities:
          Preference stock                                                   10.4          10.6
          Stock options                                                       7.3           7.4
------------------------------------------------------------------------------------------------
     Weighted average common shares, diluted                                408.2         400.9
------------------------------------------------------------------------------------------------
Basic earnings per common share                                         $    0.41      $   0.34
------------------------------------------------------------------------------------------------
Diluted earnings per common share                                       $    0.40      $   0.33
------------------------------------------------------------------------------------------------

Note 7

During the first quarter of 1999, the Company adopted the American Institute of Certified Public Accountant's Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement defines which costs incurred to develop or purchase internal-use software should be capitalized and which costs should be expensed. Adoption of this standard did not have a material effect on the financial statements.

Part I                                       Independent Auditors' Review Report
================================================================================


The Board of Directors and Shareholders of
CVS Corporation:

We have reviewed the consolidated condensed balance sheet of CVS Corporation as of March 27, 1999, and the related consolidated condensed statements of operations and cash flows for the three month periods ended March 27, 1999 and March 28, 1998. These consolidated condensed financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of CVS Corporation as of December 31, 1998 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 27, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1998, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ KPMG LLP
------------------------
KPMG LLP

Providence, Rhode Island
April 27, 1999

Part I                                                                    Item 2
================================================================================
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


Introduction

The following discussion explains the material changes in our results of operations for the three months ended March 27, 1999 and March 28, 1998 and the significant developments affecting our financial condition since December 31, 1998. We strongly recommend that you read our audited consolidated financial statements and footnotes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 1998.

Results of Operations

Net sales for the first quarter of 1999 increased $639.0 million or 17.7% to $4.2 billion, compared to $3.6 billion in the first quarter of 1998. Same store sales, consisting of sales from stores that have been open for more than one year, rose 13.4%, while pharmacy same store sales increased 20.4%. Pharmacy sales were 59% of total sales in the first quarter of 1999, compared to 56% in the first quarter of 1998. Third party prescription sales were 85% of pharmacy sales during the first quarter of 1999, compared to 83% in the first quarter of 1998.

As you review our sales performance, we believe you should consider the following important information:

o Our pharmacy sales growth continued to benefit from our ability to attract and retain managed care customers, our ongoing program of purchasing prescription files from independent pharmacies and favorable industry trends. These trends include an aging American population; many "baby boomers" are now in their fifties and are consuming a greater number of prescription drugs. The increased use of pharmaceuticals as the first line of defense for healthcare and the introduction of a number of successful new prescription drugs also contributed to the growing demand for pharmacy services.

o Our front store sales growth was primarily driven by solid performance in general merchandise, health and beauty, convenience foods and film and photofinishing.

o The increase in net sales in 1999 was positively affected by our efforts to improve the performance of the Revco stores. To do this, we converted the retained Revco stores to the CVS store format and relocated certain stores. We are pleased to report that we are seeing improvements, especially in front store sales. However, the rate of progress has varied and we expect it to continue to vary, on a market-by-market basis.

o Sales also benefited from our active relocation program which seeks to move our existing shopping center stores to larger, more convenient, freestanding locations. Historically, we have achieved significant improvements in customer count and net sales when we do this. The resulting increase in net sales has typically been driven by an increase in front store sales, which normally have a higher gross margin. We believe that our relocation program offers a significant opportunity for future growth, as 27% of our existing stores are freestanding at March 27, 1999. Our long-term goal is to have 70-80% of our stores located in freestanding sites.

Gross margin for the first quarter of 1999 increased $162.5 million or 16.1% to $1,169.4 million, compared to $1,006.9 million in the first quarter of 1998. Gross margin as a percentage of net sales for the first quarter of 1999 was 27.6%, compared to 28.0% of net sales in the first quarter of 1998.

Why has our gross margin rate been declining?

o Pharmacy sales are growing at a faster pace than front store sales. On average, our gross margin on pharmacy sales is lower than our gross margin on front store sales.

Part I                                                                    Item 2
================================================================================
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


o Sales to customers covered by third party insurance programs have continued to increase and, thus, have become a larger part of our total pharmacy business. Our gross margin on third party sales has continued to decline largely due to the efforts of managed care organizations and other pharmacy benefit managers to reduce prescription drug costs. To address this trend, we have dropped a number of third party programs that fell below our minimum profitability standards. In the event this trend continues and we elect to drop additional programs and/or decide not to participate in future programs that fall below our minimum profitability standards, we may not be able to sustain our current rate of sales growth.

Total operating expenses for the first quarter of 1999 were $876.2 million or 20.7% of net sales, compared to $768.0 million or 21.3% of net sales in the first quarter of 1998.

What have we done to improve our total operating expenses as a percentage of net sales?

o Our strong sales performance has consistently allowed net sales to grow at a faster pace than total operating expenses.

o        We eliminated most of Arbor's corporate overhead costs in 1998.

o Our information technology initiatives have led to greater productivity, which has resulted in lower operating costs, particularly at the store level.

Operating profit for the first quarter of 1999 increased $54.3 million or 22.7% to $293.2 million, compared to $238.9 million for the first quarter of 1998. Operating profit as a percentage of net sales was 6.9% in the first quarter of 1999, compared to 6.6% in the first quarter of 1998.

Interest expense, net for the first quarter of 1999 was $14.3 million, compared to $11.2 million in the first quarter of 1998. Our interest expense totaled $16.1 million in the first quarter of 1999, compared to $13.0 million in the first quarter of 1998. Interest income was $1.8 million for both quarters. Our interest expense increased because we maintained higher average borrowing levels during the first quarter of 1999.

Income tax provision ~ Our effective tax rate was 41.0% for the first quarter of 1999, compared to 42.0% for the first quarter of 1998. The decrease in 1999 was primarily due to lower effective state tax income rates.

Net earnings for the first quarter of 1999 increased $32.6 million or 24.7% to $164.6 million, or $0.40 per diluted share, compared to $132.0 million, or $0.33 per diluted share, in the first quarter of 1998.

Liquidity and Capital Resources

Liquidity ~ The Company has three primary sources of liquidity: cash provided by operations, commercial paper and uncommitted lines of credit. Our commercial paper program is supported by a $670 million, five-year unsecured revolving credit facility which expires on May 30, 2002 and a $460 million, 364-day unsecured revolving credit facility which expires on June 26, 1999. During the second quarter of 1999, we expect to replace the $460 million credit facility with a similar facility. The credit facilities contain customary restrictive financial and operating covenants, none of which is expected to materially affect our financial or operating flexibility. We can also obtain up to $35 million of short-term financing through various uncommitted lines of credit. As of March 27, 1999, we had $487.4 million of commercial paper outstanding at a weighted average interest rate of 5.2% and $35.0 million outstanding under the uncommitted lines of credit at a weighted average interest rate of 4.8%.

Part I                                                                    Item 2
================================================================================
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


On February 11, 1999, the Company privately placed $300 million of 5.50% unsecured senior notes due February 15, 2004. Proceeds from the notes were used to repay outstanding commercial paper.

Capital Resources ~ Although there can be no assurances and assuming market interest rates remain favorable, we currently believe that we will continue to have access to capital at attractive interest rates in 1999. We further believe that our cash on hand and cash provided by operations, together with our ability to obtain additional short-term and long-term financing, will be sufficient to cover our working capital needs, capital expenditures and debt service requirements.

Capital Expenditures

Our capital expenditures totaled $117.8 million in the first quarter of 1999, compared to $105.6 million in the first quarter of 1998. As of March 27, 1999, we operated 4,096 stores in 24 states and the District of Columbia, compared to 4,064 stores as of March 28, 1998.

New Accounting Standards

During the first quarter of 1999, the Company adopted the American Institute of Certified Public Accountant's Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement defines which costs incurred to develop or purchase internal-use software should be capitalized and which costs should be expensed. Adoption of this standard did not have a material effect on our financial statements.

Year 2000 Compliance Statement

The "Year 2000 Issue" relates to the inability of certain computer hardware and software to properly recognize and process date-sensitive information for the Year 2000 and beyond. Without corrective measures, our computer applications could fail and/or produce erroneous results. To address this concern, we have a work plan in place to identify the potential issues that could affect our business. The following discussion will provide you with an update on where we stand on this important matter.

Information Technology ("IT") Systems ~ We have completed the assessment phase for each of our critical information technology systems. Our IT business systems include point-of-sale, Rx2000 pharmacy, supply chain management, financial accounting and other corporate office systems. To date, we have modified or replaced approximately 90% of our critical IT business systems. We currently expect to modify or replace the remaining critical business systems by the end of the second quarter of 1999 and complete our systems testing by the end of the third quarter of 1999.

Non-IT Systems ~ We are currently in the process of completing the assessment phase for each of our critical non-IT business systems, including those with embedded chip technology. Our non-IT business systems include distribution center logistics, HVAC, energy management, facility alarms and key entry systems. To date, we have modified or replaced approximately 35% of our critical non-IT business systems. We currently expect to modify or replace the remaining critical non-IT business systems and complete our systems testing by the end of the third quarter of 1999.

Part I                                                                    Item 2
================================================================================
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


Business Partners ~ As part of our project work plan, we have been communicating with our key business partners, including our vendors, suppliers, financial institutions, managed care organizations, pharmacy benefit managers, third party insurance programs and governmental agencies to determine the status of their Year 2000 compliance programs. Although there can be no assurance that we will not be adversely affected by the Year 2000 issues of our business partners, we believe that ongoing communication will continue to minimize our risk.

Potential Risks ~ We currently anticipate that minimal business disruption will occur as a result of the Year 2000 issue. However, the potential risks associated with failing to remediate our Year 2000 issues include, but are not limited to: temporary disruptions in store operations; temporary disruptions in the ordering, receiving and shipping of merchandise and in the ordering and receiving of other goods and services; temporary disruptions in the billing and collecting of accounts receivable; temporary disruptions in services provided by banks and other financial institutions; temporary disruptions in communication services; and temporary disruptions in utility services.

Incremental Cost ~ We currently estimate that the incremental cost associated with completing our Year 2000 work plan will be approximately $10 million, of which approximately $7 million has been incurred through March 27, 1999. This estimate could change as additional information becomes available. The cost to resolve our Year 2000 issues will be funded through our operating cash flows.

Contingency Plan ~ We are currently in the process of developing a contingency plan for each area in our organization that could be affected by the Year 2000 issue. Although we currently anticipate minimal business disruption, the failure of either the Company or one or more of our major business partners to remediate critical Year 2000 issues could have a materially adverse impact on our business, operations and financial condition. Please read the "Cautionary Statement Concerning Forward-Looking Statements" section below.


Cautionary Statement Concerning Forward Looking Statements

We have made forward-looking statements in this Form 10-Q (as well as in other public filings, our website, press releases and oral statements made by Company representatives) that are subject to risks and uncertainties. Forward-looking statements include the information concerning:

o our future operating performance, including sales and earnings per common share growth and cost savings and synergies following the Revco and Arbor mergers;

o our ability to elevate the performance level of Revco stores following the Revco merger;

o our belief that we have sufficient cash flows to support working capital needs, capital expenditures and debt service requirements;

o our belief that we can continue to improve operating performance by relocating existing stores to freestanding locations;

o our belief that we can continue to reduce selling, general and administrative expenses as a percentage of net sales;

o        our belief that we can continue to reduce inventory levels; and

o our belief that we will incur only minimal business disruption as a result of the Year 2000 Issue.

In addition, statements that include the words "believes," "expects," "anticipates," "intends," "estimates" or other similar expressions are forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Part I                                                                    Item 2
================================================================================
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


You should understand that the following important factors, in addition to those discussed elsewhere in this Form 10-Q (including the notes to the consolidated condensed financial statements included herein), in our Annual Report on Form 10-K for the year ended December 31, 1998, and in our other public filings, our website, press releases and oral statements made by Company representatives, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward-looking statements.

What Factors Could Affect the Outcome of Our Forward-Looking Statements?

Industry and Market Factors

o changes in economic conditions generally or in the markets served by CVS;

o future federal and/or state regulatory and legislative actions (including accounting standards and taxation requirements) affecting CVS and/or the chain-drug industry;

o        consumer preferences and spending patterns;

o competition from other drugstore chains; from alternative distribution channels such as supermarkets, membership clubs, mail order companies and internet companies (e-commerce) and from third party plans; and

o the continued efforts of health maintenance organizations, managed care organizations, pharmacy benefit management companies and other third party payors to reduce prescription drug costs.

Operating Factors

o our ability to combine the businesses of CVS, Revco and Arbor while maintaining current operating performance levels and the challenges inherent in diverting the Company's management focus and resources from other strategic opportunities and from operational matters for an extended period of time;

o        our ability to implement new computer systems and technologies;

o our ability to continue to secure suitable new store locations on favorable lease terms as we seek to open new stores and relocate a portion of our existing store base to freestanding locations;

o the creditworthiness of the purchasers of former businesses whose store leases are guaranteed by CVS;

o fluctuations in the cost and availability of inventory and our ability to maintain favorable supplier arrangements and relationships;

o our ability to attract, hire and retain suitable pharmacists and management personnel;

o our ability and the ability of our key business partners to replace, modify or upgrade computer systems in ways that adequately address the Year 2000 issue. Given the numerous and significant uncertainties involved, there can be no assurances that Year 2000 related estimates and anticipated results will be achieved as actual results could differ materially;

o our ability to establish effective advertising, marketing and promotional programs (including pricing strategies) in the different geographic markets in which we operate; and

o        our relationships with suppliers.

Part I                                                                    Item 3
================================================================================
           Quantitative and Qualitative Disclosures About Market Risk


The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments and believes that its exposure to market risk associated with other financial instruments, principally interest rate risk inherent in its debt portfolio, is not material.

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

          3.1A Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective May 13, 1998 (incorporated by reference to Exhibit 4.1A to Registrant's Registration Statement No. 333-52055 on Form S-3/A dated May 18, 1998).

          3.2 By-laws of the Registrant, as amended and restated (incorporated by reference to Exhibit 3.2 to CVS Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

         15.1     Letter re: Unaudited Interim Financial Information.

         27.1     Financial Data Schedule - March 27, 1999.



Reports on Form 8-K:
--------------------

On February 9, 1999, we filed a Current Report on Form 8-K in connection with CVS' announcement that it privately placed $300 million of 5.50% unsecured senior notes due February 2004.

On February 11, 1999, we filed a Current Report on Form 8-K in connection with CVS' announcement that effective April 14, 1999, Stanley P. Goldstein, would retire as Chairman of the Board of Directors although he would remain a Director. Additionally, in connection with the retirement, Thomas M. Ryan, previously President and Chief Executive Officer, would be named Chairman of the Board and Chief Executive Officer and Charles C. Conaway, previously Executive Vice President and Chief Financial Officer, would be named President and Chief Operating Officer.



Signatures:
-----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVS Corporation
(Registrant)

/s/ Charles C. Conaway
-------------------------------------
CHARLES C. CONAWAY
President and Chief Operating Officer
May 11, 1999