Form 10-Q
period 1999-06-26
CVS CORP
filed 1999-08-10
CIK 64803

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934




For the Quarterly Period Ended                            Commission File Number
June 26, 1999                                                          001-01011


                                 CVS CORPORATION
                                 ---------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


       DELAWARE                                        05-0494040
------------------------                 ---------------------------------------
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


    Common Stock, $0.01 par value, issued and outstanding at August 2, 1999:

                               391,734,000 shares

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                      INDEX


                                                                                                         PAGE
PART I

    Item 1.   Financial Statements

              Consolidated Condensed Statements of Operations -
                 Three and Six Months Ended June 26, 1999 and June 27, 1998                                3

              Consolidated Condensed Balance Sheets -
                 As of June 26, 1999 and December 31, 1998                                                 4

              Consolidated Condensed Statements of Cash Flows -
                 Six Months Ended June 26, 1999 and June 27, 1998                                          5

              Notes to Consolidated Condensed Financial Statements                                         6

              Independent Auditors' Review Report                                                          11

    Item 2.   Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                                     12

    Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                   20


PART II

    Item 4.   Submission of Matters to a Vote of Security Holders                                          21

    Item 6.   Exhibits and Reports on Form 8-K                                                             22

    Signature Page                                                                                         22


PART I                                                                    ITEM 1
--------------------------------------------------------------------------------
                                 CVS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                                               JUNE 26,       June 27,      JUNE 26,     June 27,
IN MILLIONS, EXCEPT PER SHARE AMOUNTS                           1999           1998          1999          1998
---------------------------------------------------------------------------------------------------------------------
Net sales                                                     $  4,362.4    $  3,755.9     $  8,602.9    $  7,357.4
Cost of goods sold, buying and warehousing costs                 3,172.0       2,735.4        6,243.1       5,330.0
---------------------------------------------------------------------------------------------------------------------
  Gross margin                                                   1,190.4       1,020.5        2,359.8       2,027.4
Selling, general and administrative expenses                       831.5         726.4        1,639.7       1,430.6
Depreciation and amortization                                       68.7          61.2          136.7         125.0
Merger and restructuring charge                                      --          158.3            --          158.3
---------------------------------------------------------------------------------------------------------------------
  Total operating expenses                                         900.2         945.9        1,776.4       1,713.9
---------------------------------------------------------------------------------------------------------------------
Operating profit                                                   290.2          74.6          583.4         313.5
Interest expense, net                                               14.5          18.9           28.8          30.1
---------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                       275.7          55.7          554.6         283.4
Income tax provision                                               113.1          39.5          227.4         135.2
---------------------------------------------------------------------------------------------------------------------
Net earnings                                                       162.6          16.2          327.2         148.2
Preference dividends, net of income tax benefit                      3.6           3.4            7.2           6.8
---------------------------------------------------------------------------------------------------------------------
Net earnings available to common shareholders                 $    159.0    $     12.8     $    320.0    $    141.4
---------------------------------------------------------------------------------------------------------------------

BASIC EARNINGS PER COMMON SHARE:
  Net earnings                                                $     0.41     $    0.03      $    0.82     $    0.37
---------------------------------------------------------------------------------------------------------------------
  Weighted average basic common shares outstanding                 391.1         385.8          390.8         384.3
---------------------------------------------------------------------------------------------------------------------

DILUTED EARNINGS PER COMMON SHARE:
  Net earnings                                                $     0.40     $    0.03      $    0.80     $    0.36
---------------------------------------------------------------------------------------------------------------------
  Weighted average diluted common shares outstanding               408.7         394.6          408.8         404.1
---------------------------------------------------------------------------------------------------------------------
DIVIDENDS DECLARED PER COMMON SHARE                           $   0.0575     $  0.0550      $  0.1150     $  0.1100
---------------------------------------------------------------------------------------------------------------------



See accompanying notes to consolidated condensed financial statements.

PART I                                                                    ITEM 1
--------------------------------------------------------------------------------
                                 CVS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                    (UNAUDITED)
                                                                                      JUNE 26,       December 31,
IN MILLIONS, EXCEPT FOR PER SHARE AMOUNTS                                               1999             1998
--------------------------------------------------------------------------------------------------------------------
ASSETS:
  Cash and cash equivalents                                                           $   232.3         $   180.8
  Accounts receivable, net                                                                727.1             650.3
  Inventories                                                                           3,107.7           3,190.2
  Other current assets                                                                    312.6             327.9
--------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                                              4,379.7           4,349.2

  Property and equipment, net                                                           1,481.1           1,351.2
  Goodwill, net                                                                           700.9             724.6
  Deferred charges and other assets                                                       334.1             311.2
--------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                          $ 6,895.8         $ 6,736.2
--------------------------------------------------------------------------------------------------------------------

LIABILITIES:
  Accounts payable                                                                    $ 1,006.9         $ 1,286.3
  Accrued expenses                                                                      1,056.0           1,111.3
  Short-term borrowings                                                                   707.2             771.1
  Current maturities of long-term debt                                                     14.6              14.6
--------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                                         2,784.7           3,183.3

  Long-term debt                                                                          576.4             275.7
  Other long-term liabilities                                                             123.0             166.6

  Commitments and contingencies

SHAREHOLDERS' EQUITY:
  Preferred stock, par value $0.01: authorized 120,619 shares, 0 shares
      issued and outstanding                                                                 --                --
  Preference stock, par value $1.00: authorized 50,000,000 shares, Series
      One ESOP Convertible, issued and outstanding 5,205,000 shares at
      June 26, 1999 and 5,239,000 December 31, 1998                                       278.2             280.0
  Common stock, par value $0.01: authorized 1,000,000,000 shares, issued 402,743,000 shares at June 26, 1999 and 401,380,000 shares
      at December 31, 1998                                                                  4.0               4.0
  Treasury stock, at cost: 11,091,000 shares at June 26, 1999 and
      11,169,000 shares at December 31, 1998                                             (258.4)           (260.2)
  Guaranteed ESOP obligation                                                             (270.7)           (270.7)
  Capital surplus                                                                       1,363.1           1,336.4
  Retained earnings                                                                     2,295.5           2,021.1
--------------------------------------------------------------------------------------------------------------------
      TOTAL SHAREHOLDERS' EQUITY                                                        3,411.7           3,110.6
--------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $ 6,895.8         $ 6,736.2
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
                                   (UNAUDITED)


                                                                                        SIX MONTHS ENDED
                                                                                   JUNE 26,           June 27,
IN MILLIONS                                                                          1999               1998
-------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                 $  116.6           $ (160.0)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                                 (276.3)            (224.7)
  Proceeds from sale or disposal of assets                                              26.0               37.2
  Acquisitions, net of cash                                                            (16.7)             (16.6)
-------------------------------------------------------------------------------------------------------------------
NET CASH (USED IN) INVESTING ACTIVITIES                                               (267.0)            (204.1)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt issuance                                                          300.3                 --
  (Reductions in) additions to short-term borrowings                                   (68.3)             207.4
  Dividends paid                                                                       (44.9)             (43.6)
  Proceeds from exercise of stock options                                               15.3               89.8
  Reductions in long-term debt                                                          (0.5)             (20.1)
-------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                              201.9              233.5
-------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                    51.5             (130.6)
Cash and cash equivalents at beginning of period                                       180.8              192.5
-------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $  232.3           $   61.9
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

NOTE 2

In accordance with Accounting Principles Board Opinion No. 16 "Business Combinations", Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" and Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company recorded the following nonrecurring charges:

CVS/ARBOR CHARGE

During the first quarter of 1998, the Company recorded a $158.3 million charge to operating expenses for direct and other merger-related costs pertaining to the CVS/Arbor merger transaction and certain restructuring activities (the "CVS/Arbor Charge"). The restructuring activities related to management's plan to close Arbor's Troy, Michigan corporate headquarters and certain store locations. Asset write-offs included in this charge totaled $41.2 million. The balance of the charge, $117.1 million, will require cash outlays of which $60.1 million and $62.8 million had been incurred as of December 31, 1998 and June 26, 1999, respectively. Following is a reconciliation of the beginning and ending liability balances associated with the CVS/Arbor Charge at June 26, 1999:


---------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Exit Costs
                                                                               -------------------------------------------
                                            Merger            Employee         Noncancelable
                                          Transaction         Severance            Lease             Asset     Other Exit
IN MILLIONS                                  Costs          & Benefits(1)       Obligations(2)     Write-offs     Costs     Total
----------------------------------------------------------------------------------------------------------------------------------
CVS/Arbor Charge                            $ 15.0            $ 27.1               $ 40.0            $ 41.2     $ 35.0     $158.3
Utilization through 12/31/98 - cash          (15.9)            (13.8)                  --                --      (30.4)     (60.1)
Utilization through 12/31/98 - noncash          --                --                   --             (41.2)        --      (41.2)
Transfer                                       0.9               0.3                   --                --       (1.2)        --
----------------------------------------------------------------------------------------------------------------------------------
Balance at 12/31/98                         $   --            $ 13.6               $ 40.0            $   --     $  3.4     $ 57.0
1999 utilization - cash                         --              (1.5)                (1.2)               --         --       (2.7)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT 6/26/99(3)                       $   --            $ 12.1               $ 38.8            $   --     $  3.4     $ 54.3
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------



(1)  Employee severance and benefits extend through 2000.

(2)  Noncancelable lease obligations extend through 2020.

(3) The Company believes that the reserve balances at June 26, 1999 are adequate to cover the remaining liabilities associated with the CVS/Arbor Charge.

PART I                                                                    ITEM 1
--------------------------------------------------------------------------------
                                 CVS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


CVS/REVCO CHARGE

During the second quarter of 1997, the Company recorded a $411.7 million charge to operating expenses for direct and other merger-related costs pertaining to the CVS/Revco merger transaction and certain restructuring activities (the "CVS/Revco Charge"). The restructuring activities related to management's plan to close Revco's Twinsburg, Ohio corporate headquarters and certain store locations. Asset write-offs included in this charge totaled $82.2 million. The balance of the charge, $329.5 million, will require cash outlays of which $269.3 million and $276.9 million had been incurred as of December 31, 1998 and June 26, 1999, respectively. Following is a reconciliation of the beginning and ending liability balances associated with the CVS/Revco Charge at June 26, 1999:


----------------------------------------------------------------------------------------------------------------------------------
                                                                                            Exit Costs
                                                                         -------------------------------------------
                                             Merger        Employee       Noncancelable
                                          Transaction     Severance &         Lease            Asset         Other
IN MILLIONS                                  Costs        Benefits(1)     Obligations(2)     Write-offs    Exit Costs    Total
----------------------------------------------------------------------------------------------------------------------------------
CVS/Revco Charge                            $ 35.0          $  89.8         $  67.0           $ 82.2       $  137.7      $ 411.7
Utilization through 12/31/98 - cash          (32.4)           (77.4)          (17.9)              --         (141.6)      (269.3)
Utilization through 12/31/98 - noncash          --               --              --            (82.2)            --        (82.2)
Transfer                                      (2.6)              --              --               --            2.6           --
----------------------------------------------------------------------------------------------------------------------------------
Balance at 12/31/98                         $   --          $  12.4         $  49.1           $   --       $   (1.3)     $  60.2
1999 utilization - cash                         --             (1.6)           (6.0)              --             --         (7.6)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT 6/26/99(3)                       $   --          $  10.8         $  43.1           $   --       $   (1.3)     $  52.6
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------



(1) Employee severance extends through 1999. Employee benefits extend for a number of years to coincide with the payment of retirement benefits.

(2)  Noncancelable lease obligations extend through 2017.

(3) The Company believes that the reserve balances at June 26, 1999 are adequate to cover the remaining liabilities associated with the CVS/Revco Charge.

BIG B CHARGE

During the first quarter of 1997, the Company recorded a $31.0 million charge to operating expenses for certain costs associated with the restructuring of Big B, Inc., which the Company acquired in 1996 (the "Big B Charge"). Asset write-offs included in this charge totaled $5.1 million. The balance of the charge, $25.9 million, will require cash outlays of which $10.0 million and $14.6 million had been incurred as of December 31, 1998 and June 26, 1999, respectively. The remaining cash outlays primarily include noncancelable lease obligations, which extend through 2012.

The exit plans related to the CVS/Arbor Charge, the CVS/Revco Charge and Big B Charge did not provide future benefit to the retained stores or corporate facilities.

PART I                                                                    ITEM 1
--------------------------------------------------------------------------------
                                 CVS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3

In November 1997, the Company completed the final phase of its comprehensive strategic restructuring program, first announced in October 1995 and subsequently refined in May 1996 and June 1997. The strategic restructuring program included: (i) the sale of Marshalls, Kay-Bee Toys, Wilsons, This End Up and Bob's Stores, (ii) the spin-off of Footstar, Inc., which included Meldisco, Footaction and Thom McAn (the "Footstar Distribution"), (iii) the initial and secondary public offerings of Linens `n Things and (iv) the closing of the Company's administrative office facility located in Rye, New York.

Following is a reconciliation of the beginning and ending reserve and liability balances associated with the strategic restructuring program at June 26, 1999:



--------------------------------------------------------------------------------------------------------------------
                                     Loss on         Noncancelable     Employee Severance
IN MILLIONS                          Disposal     Lease Obligations(1)    & Benefits(2)      Other      Total
--------------------------------------------------------------------------------------------------------------------
Strategic restructuring charges      $ 721.8            $ 187.4             $ 58.6           $ 174.2    $ 1,142.0
Utilization through 12/31/98          (710.6)            (124.6)             (47.9)           (174.2)    (1,057.3)
Transfer                                38.8              (32.8)              (6.0)               --           --
--------------------------------------------------------------------------------------------------------------------
Balance at 12/31/98                  $  50.0            $  30.0             $  4.7           $    --    $    84.7
1999 utilization                          --               (3.5)              (1.0)               --         (4.5)
--------------------------------------------------------------------------------------------------------------------
BALANCE AT 6/26/99(3)                $  50.0            $  26.5             $  3.7           $    --    $    80.2
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------


(1)  Noncancelable lease obligations extend through 2016.

(2)  Employee severance extends through 2000.

(3) The Company believes that the reserve balances at June 26, 1999 are adequate to cover the remaining liabilities associated with the strategic restructuring program.

NOTE 4

Following are the components of net interest expense:


--------------------------------------------------------------------------------------------------------------------
                                          THREE MONTHS ENDED                           SIX MONTHS ENDED
IN MILLIONS                      JUNE 26, 1999          June 27, 1998        JUNE 26, 1999        June 27, 1998
--------------------------------------------------------------------------------------------------------------------
Interest expense                     $  16.4               $  21.1                $  32.5             $  34.2
Interest income                         (1.9)                 (2.2)                  (3.7)               (4.1)
--------------------------------------------------------------------------------------------------------------------
Interest expense, net                $  14.5               $  18.9                $  28.8             $  30.1
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------



NOTE 5

During the first quarter of 1999, the Company adopted the American Institute of Certified Public Accountant's Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement defines which costs incurred to develop or purchase internal-use software should be capitalized and which costs should be expensed. Adoption of this standard did not have a material effect on the consolidated condensed financial statements.

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

Following is a reconciliation of the Company's business segments to the consolidated condensed financial statements as of and for the three and six months ended June 26, 1999 and June 27, 1998:


--------------------------------------------------------------------------------------------------------------------
                                Retail             PBM           Intersegment         Other          Consolidated
IN MILLIONS                    Segment           Segment       Eliminations(1)    Adjustments(2)        Totals
--------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED:
 JUNE 26, 1999:
     Net sales                 $ 4,258.8         $   205.6         $  (102.0)        $      --         $ 4,362.4
     Operating profit              283.5               6.7                --                --             290.2
--------------------------------------------------------------------------------------------------------------------
 June 27, 1998:
     Net sales                 $ 3,705.4         $   120.1         $   (69.6)        $      --         $ 3,755.9
     Operating profit              241.3               1.6                --            (168.3)             74.6
--------------------------------------------------------------------------------------------------------------------
SIX  MONTHS ENDED:
 JUNE 26, 1999:
     Net sales                 $ 8,411.2         $   395.1         $  (203.4)        $      --         $ 8,602.9
     Operating profit              568.3              15.1                --                --             583.4
--------------------------------------------------------------------------------------------------------------------
 June 27, 1998:
     Net sales                 $ 7,271.2         $   232.0         $  (145.8)        $      --         $ 7,357.4
     Operating profit              476.6               5.2                --            (168.3)            313.5
--------------------------------------------------------------------------------------------------------------------
Total assets:
 JUNE 26, 1999                 $ 6,805.6         $   159.8         $   (69.6)        $      --         $ 6,895.8
 December 31, 1998               6,652.1             119.6             (35.5)               --           6,736.2
--------------------------------------------------------------------------------------------------------------------
 June 27, 1998                   5,996.6              81.1             (15.1)               --           6,062.6
-------------------------------------------------------------------------------------------------------------------



(1) Intersegment eliminations relate to intersegment sales and accounts receivables that occur when a PBM segment customer uses a Retail segment store to purchase covered merchandise. When this occurs, both segments record the sale on a stand-alone basis.

(2) Other adjustments relate to the CVS/Arbor Charge discussed in Note 2 and the $10 million charge that was recorded in cost of goods sold during the second quarter of 1998 to reflect markdowns on non-compatible Arbor merchandise. The Company evaluates segment performance based on operating profit, before the effect of nonrecurring charges and gains and intersegment profits, thus these charges were not considered when management assessed the stand-alone performance of the Company's business segments.

PART I                                                                    ITEM 1
--------------------------------------------------------------------------------
                                 CVS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 7

Basic earnings per common share is computed by dividing: (i) net earnings, after deducting the after-tax dividends on the ESOP preference stock, by (ii) the weighted average number of common shares outstanding during the year (the "Basic Shares").

For purposes of computing diluted earnings per common share, the Company normally assumes that the ESOP preference stock is converted into common stock and all dilutive stock options are exercised. After the assumed ESOP preference stock conversion, the ESOP Trust would hold common stock rather than ESOP preference stock and would receive common stock dividends (currently $0.23 per share) rather than ESOP preference stock dividends (currently $3.90 per share). Since the ESOP Trust uses the dividends it receives to service its debt, the Company would have to increase its contribution to the ESOP Trust to compensate it for the lower dividends. This additional contribution would reduce the Company's net earnings, which in turn, would reduce the amounts that would have to be accrued under the Company's incentive bonus and profit sharing plans. Diluted earnings per common share is computed by dividing: (i) net earnings, after accounting for the difference between the dividends on the ESOP preference stock and common stock and after making adjustments for the incentive bonus and profit sharing plans by (ii) Basic Shares plus the additional shares that would be issued assuming that all dilutive stock options are exercised and the ESOP preference stock is converted into common stock. In the second quarter of 1998, the assumed conversion of the ESOP preference stock would have increased diluted earnings per common share and, therefore, was not considered.

Following is a reconciliation of basic and diluted earnings per common share:


--------------------------------------------------------------------------------------------------------------------
                                                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                  JUNE 26,     June 27,     JUNE 26,      June 27,
IN MILLIONS, EXCEPT PER SHARE AMOUNTS                               1999         1998         1999          1998
--------------------------------------------------------------------------------------------------------------------
NUMERATOR FOR EARNINGS PER COMMON SHARE CALCULATION:
    Net earnings                                                 $   162.6    $    16.2    $   327.2     $   148.2
    Preference dividends, net of income tax benefit                   (3.6)        (3.4)        (7.2)         (6.8)
--------------------------------------------------------------------------------------------------------------------
    Net earnings available to common shareholders, basic         $   159.0    $    12.8    $   320.0     $   141.4
--------------------------------------------------------------------------------------------------------------------

    Net earnings                                                 $   162.6    $    16.2    $   327.2     $   148.2
    Preference dividends, net of income tax benefit                    --          (3.4)         --            --
    Effect of dilutive securities:
       Dilutive earnings adjustments                                   0.1          --           0.3          (0.5)
--------------------------------------------------------------------------------------------------------------------
    Net earnings available to common shareholders, diluted       $   162.7    $    12.8    $   327.5     $   147.7
--------------------------------------------------------------------------------------------------------------------
DENOMINATOR FOR EARNINGS PER COMMON SHARE CALCULATION:
    Weighted average common shares, basic                            391.1        385.8        390.8         384.3
    Effect of dilutive securities:
       Preference stock                                               10.5          --          10.6          10.6
       Stock options                                                   7.1          8.8          7.4           9.2
--------------------------------------------------------------------------------------------------------------------
    Weighted average common shares, diluted                          408.7        394.6        408.8         404.1
--------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER COMMON SHARE                                  $    0.41    $    0.03    $    0.82     $    0.37
--------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER COMMON SHARE                                $    0.40    $    0.03    $    0.80     $    0.36
--------------------------------------------------------------------------------------------------------------------


PART I                                       INDEPENDENT AUDITORS' REVIEW REPORT
--------------------------------------------------------------------------------


The Board of Directors and Shareholders of
CVS Corporation:

We have reviewed the consolidated condensed balance sheet of CVS Corporation as of June 26, 1999 and the related consolidated condensed statements of operations for the three and six month periods ended June 26, 1999 and June 27, 1998, and cash flows for the six months then ended. These consolidated condensed financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

Providence, Rhode Island
July 27, 1999

PART I                                                                    ITEM 2
--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


INTRODUCTION

The following discussion explains the material changes in our results of operations for the three and six months ended June 26, 1999 and June 27, 1998 and the significant developments affecting our financial condition since December 31, 1998. We strongly recommend that you read our audited consolidated financial statements and footnotes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 1998.

RESULTS OF OPERATIONS

SECOND QUARTER (1999 VERSUS 1998)

NET SALES for the second quarter of 1999 increased $606.5 million (or 16.1%) to $4.4 billion, compared to $3.8 billion in the second quarter of 1998. Same store sales, consisting of sales from stores that have been open for more than one year, rose 11.6%, while pharmacy same store sales increased 19.5%. Pharmacy sales were 58% of total sales in the second quarter of 1999, compared to 57% in the second quarter of 1998. Third party prescription sales were 86% of pharmacy sales during the second quarter of 1999, compared to 83% in the second quarter of 1998.

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

    o Our front store sales growth was primarily driven by solid performance in categories such as seasonal merchandise, health and beauty aids, general merchandise and film and photofinishing.

    o The increase in net sales in 1999 was positively affected by our efforts to improve the performance of the Revco stores. During 1998, we converted the retained Revco stores to the CVS store format and relocated certain stores. We are pleased to report that we are seeing improvements, especially in front store sales. However, the rate of progress has varied and we expect it to continue to vary, on a market-by-market basis.

    o Sales also benefited from our active relocation program, which seeks to move our existing shopping center stores to larger, more convenient, freestanding locations. Historically, we have achieved significant improvements in customer count and net sales when we do this. The resulting increase in net sales has typically been driven by an increase in front store sales, which normally have a higher gross margin. We believe that our relocation program offers a significant opportunity for future growth, as 29% of our existing stores are freestanding at June 26, 1999. Our long-term goal is to have 70-80% of our stores located in freestanding sites. We cannot, however, guarantee that future store relocations will deliver the same results as those historically achieved. Please read the "Cautionary Statement Concerning Forward Looking Statements" section below.

PART I                                                                    ITEM 2
--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


GROSS MARGIN for the second quarter of 1999 increased $169.9 million (or 16.6%) to $1.2 billion, compared to $1.0 billion in the second quarter of 1998. As you review our gross margin performance, please remember to consider the impact of the $10.0 million charge we recorded during the second quarter of 1998 to reflect markdowns on noncompatible Arbor merchandise. If you exclude the effect of this charge, our comparable gross margin as a percentage of net sales was 27.3% in the second quarter of 1999, compared to 27.4% in the second quarter of 1998. During the second quarter of 1999, inventory shrinkage was 0.85% of net sales, compared to 0.90% of net sales in the second quarter of 1998.

Why has our comparable gross margin rate been declining?

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

TOTAL OPERATING EXPENSES for the second quarter of 1999 were $900.2 million or 20.6% of net sales, compared to $945.9 million or 25.2% of net sales in the second quarter of 1998. As you review our performance in this area, please remember to consider the impact of the $158.3 million charge we recorded during the second quarter of 1998 in conjunction with the CVS/Arbor merger. If you exclude the effect of this charge, our comparable total operating expenses were 20.6% of net sales in the second quarter of 1999, compared to 21.0% of net sales in the second quarter of 1998.

What have we done to improve our comparable total operating expenses as a percentage of net sales?

    o Our strong sales performance has consistently allowed net sales to grow at a faster pace than total operating expenses.

    o    We eliminated most of Arbor's corporate overhead costs in 1998.

    o Our information technology initiatives have led to greater productivity, which has resulted in lower operating costs, particularly at the store level.

OPERATING PROFIT for the second quarter of 1999 increased $215.6 million (or 289.0%) to $290.2 million, compared to $74.6 million in the second quarter of 1998. If you exclude the effect of the nonrecurring charges we recorded during the second quarter of 1998 in cost of goods sold and total operating expenses, our comparable operating profit increased $47.3 million (or 19.5%) to $290.2 million, compared to $242.9 million in the second quarter of 1998. Comparable operating profit as a percentage of net sales was 6.7% in the second quarter of 1999, compared to 6.5% in the second quarter of 1998.

INTEREST EXPENSE, NET for the second quarter of 1999 was $14.5 million, compared to $18.9 million in the second quarter of 1998. Our interest expense totaled $16.4 million in the second quarter of 1999, compared to $21.1 million in the second quarter of 1998. Interest income was $1.9 million in the second quarter of 1999, compared to $2.2 million in the second quarter of 1998.

PART I                                                                    ITEM 2
--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


INCOME TAX PROVISION ~ Our effective tax rate was 41.0% for the second quarter of 1999, compared to 70.9% for the second quarter of 1998. Our effective income tax rate was higher in the second quarter of 1998 because certain components of the charge we recorded in conjunction with the CVS/Arbor merger transaction were not deductible for income tax purposes. If you exclude the effect of the non-deductible portion of this charge, our effective tax rate was 41.0% for the second quarter of 1999, compared to 42.0% for the second quarter of 1998. The decrease in 1999 was primarily due to lower effective state tax income rates.

NET EARNINGS in the second quarter of 1999, increased $146.4 million to $162.6 million, or $0.40 per diluted share, compared to $16.2 million, or $0.03 per diluted share in the second quarter of 1998. If you exclude the effect of the nonrecurring charges we recorded in cost of goods sold and total operating expenses, our comparable net earnings increased $32.7 million (or 25.2%) to $162.6 million, or $0.40 per diluted share, in the second quarter of 1999, compared to $129.9 million, or $0.32 per diluted share in the second quarter of 1998.

SIX MONTHS (1999 VERSUS 1998)

NET SALES for the first six months of 1999 increased $1.2 billion (or 16.9%) to $8.6 billion, compared to $7.4 billion in the first six months of 1998. Same store sales, rose 12.5%, while pharmacy same store sales increased 19.9%. Pharmacy sales were 59% of total sales in the first six months of 1999, compared to 57% in the first six months of 1998. Third party prescription sales were 86% of pharmacy sales during the first six months of 1999, compared to 83% in the first six months of 1998. See "Second Quarter (1999 versus 1998)" above for further information about the factors that affected our net sales.

GROSS MARGIN for the first six months of 1999 increased $332.4 million (or 16.4%) to $2.4 billion, compared to $2.0 billion in the first six months of 1998. As you review our gross margin performance, please remember to consider the impact of the $10.0 million charge we recorded during the second quarter of 1998 to reflect markdowns on noncompatible Arbor merchandise. If you exclude the effect of this charge, comparable gross margin as a percentage of net sales for the first six months of 1999 was 27.4%, compared to 27.7% in the first six months of 1998. During the first six months of 1999, inventory shrinkage was 0.84% of net sales, compared to 0.90% of net sales in the first six months of 1998. See "Second Quarter (1999 versus 1998)" above for further information about the factors that affected our comparable gross margin as a percentage of net sales.

TOTAL OPERATING EXPENSES for the first six months of 1999 were $1.8 billion or 20.6% of net sales, compared to $1.7 billion or 23.3% of net sales in the first six months of 1998. As you review our performance in this area, please remember to consider the impact of the $158.3 million charge we recorded during the second quarter of 1998 in conjunction with the CVS/Arbor merger. If you exclude the effect of this charge, comparable operating expenses were 20.6% of net sales in the first six months of 1999, compared to 21.1% of net sales in the first six months of 1998. See "Second Quarter (1999 versus 1998)" above for further information about the factors that affected our comparable operating expenses as a percentage of net sales.

OPERATING PROFIT for the first six months of 1999 increased $269.9 million (or 86.1%) to $583.4 million, compared to $313.5 million for the first six months of 1998. If you exclude the effect of the nonrecurring charges we recorded in cost of good sold and total operating expenses, comparable operating profit as a percentage of net sales was 6.8% in the first six months of 1999, compared to 6.6% in the first six months of 1998.

PART I                                                                    ITEM 2
--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


INTEREST EXPENSE, NET for the first six months of 1999 was $28.8 million, compared to $30.1 million in the first six months of 1998. Our interest expense totaled $32.5 million in the first six months of 1999, compared to $34.2 million in the first six months of 1998. Interest income was $3.7 million in the first six months of 1999, compared to $4.1 million in the first six months of 1998.

INCOME TAX PROVISION ~ Our effective tax rate was 41.0% for the first six months of 1999, compared to 47.7% for the first six months of 1998. Our effective income tax rate was higher in the first half of 1998 because certain components of the charges we recorded in conjunction with the CVS/Arbor merger transaction were not deductible for income tax purposes. If you exclude the effect of the non-deductible portion of this charge, our effective tax rate was 41.0% for the first six months of 1999, compared to 42.0% for the first six months of 1998. The decrease in 1999 was primarily due to lower effective state tax income rates.

NET EARNINGS in the first six months of 1999, increased $179.0 million (or 120.8%) to $327.2 million, or $0.80 per diluted share, compared to $148.2 million, or $0.36 per diluted share in the first six months of 1998. If you exclude the effect of the nonrecurring charges we recorded in cost of goods sold and total operating expenses, our comparable net earnings increased $65.3 million (or 24.9%) to $327.2 million, or $0.80 per diluted share, in the first six months of 1999, compared to $261.9 million, or $0.65 per diluted share in the first six months of 1998.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

The Company has three primary sources of liquidity: cash provided by operations, commercial paper and uncommitted lines of credit. We generally finance our inventory and capital expenditure requirements with internally generated funds and our commercial paper program. We currently expect to continue to utilize our commercial paper program during 1999 to support our working capital needs. In addition, we may elect to use long-term borrowings in the future to support our continued growth.

Our commercial paper program is supported by a $670 million, five-year unsecured revolving credit facility which expires on May 30, 2002 and a $530 million, 364-day unsecured revolving credit facility which expires on June 21, 2000. The $530 million credit facility replaced the $460 million, 364-day unsecured revolving credit facility that expired during the second quarter of 1999. These credit facilities contain customary restrictive financial and operating covenants, none of which is expected to materially affect our financial or operating flexibility. We can also obtain up to $35 million of short-term financing through various uncommitted lines of credit. As of June 26, 1999, we had $684.7 million of commercial paper outstanding at a weighted average interest rate of 5.1% and $22.5 million outstanding under the uncommitted lines of credit at a weighted average interest rate of 5.0%.

On February 11, 1999, the Company privately placed $300 million of 5.50% unsecured senior notes due February 15, 2004. Proceeds were used to repay outstanding commercial paper.

CAPITAL RESOURCES

Although there can be no assurances and assuming market interest rates remain favorable, we currently believe that we will continue to have access to capital at attractive interest rates in 1999. We further believe that our cash on hand and cash provided by operations, together with our ability to obtain additional short-term and long-term financing, will be sufficient to cover our working capital needs, capital expenditures and debt service requirements for at least the next twelve months.

PART I                                                                    ITEM 2
--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


NET CASH PROVIDED BY OPERATIONS

Net cash provided by operations increased $276.6 million to $116.6 million during the first six months of 1999. This compares to net cash used in operations of $160.0 during the first six months of 1998. The improvement in 1999 was primarily due to the increase in net earnings, a decrease in inventory and a reduction in cash payments associated with the Arbor and Revco mergers. You should be aware that cash flow from operations will continue to be negatively impacted by future payments associated with the Arbor and Revco mergers and the Company's strategic restructuring program. As of June 26, 1999, the future cash payments associated with the mergers and the Company's strategic restructuring program totaled $138.4 million. These payments primarily include:
(i) employee severance, which extends through 2000, (ii) retirement benefits and related excess parachute payment excise taxes, which extend for a number of years to coincide with the payment of retirement benefits, and (iii) continuing lease obligations, which extend through 2020.

CAPITAL EXPENDITURES

Capital expenditures totaled $276.3 million in the first six months of 1999, compared to $224.7 million in the first six months of 1998. As of June 26, 1999, we operated 4,096 stores in 24 states and the District of Columbia, compared to 4,056 stores as of June 27, 1998.

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

INFORMATION TECHNOLOGY ("IT") SYSTEMS ~ We have completed the assessment phase for each of our critical information technology systems. Our IT business systems include point-of-sale, Rx2000 pharmacy, supply chain management, financial accounting and other corporate office systems. To date, we have modified or replaced all of our critical IT business systems. We currently expect to complete our systems testing by the end of the third quarter of 1999.

NON-IT SYSTEMS ~ We have completed the assessment phase for each of our critical non-IT business systems, including those with embedded chip technology. Our non-IT business systems include distribution center logistics, HVAC, energy management, facility alarms and key entry systems. To date, we have inspected and modified or replaced, as required, approximately 95% of our critical non-IT business systems. We currently expect to inspect and modify or replace, as necessary, the remaining critical non-IT business systems and complete our systems testing by the end of the third quarter of 1999.

PART I                                                                    ITEM 2
--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


BUSINESS PARTNERS ~ As part of our project work plan, we have been communicating with our key business partners, including our vendors, suppliers, financial institutions, managed care organizations, pharmacy benefit managers, third party insurance programs and governmental agencies to determine the status of their Year 2000 compliance programs. As part of our communication program, we asked each of our key business partners to complete a Year 2000 readiness questionnaire. To date, approximately 90% of our business partners have responded, most of which have indicated that their ability to supply us will not be affected by the Year 2000 issue. We expect to complete our communications program during the third quarter of 1999. Should one or more of our critical business partners become unable to deliver the merchandise or services we require, we can often obtain similar merchandise or services from other sources. Because we are relying on information provided to us by outside parties, we cannot provide assurance that the information we receive is either complete or accurate. Therefore, we cannot provide assurance that we will not be adversely affected by the Year 2000 issues of our business partners. However, we believe that ongoing communication will continue to minimize this risk.

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

INCREMENTAL COST ~ We currently estimate that the incremental cost associated with completing our Year 2000 work plan will be approximately $10 million, of which approximately $8 million has been incurred through June 26, 1999. This estimate could change as additional information becomes available. The cost to resolve our Year 2000 issues will be funded through our operating cash flows.

CONTINGENCY PLAN ~ We are currently in the process of developing a contingency plan for each area in our organization that could be affected by the Year 2000 issue. We anticipate that our contingency plan will be completed during the third quarter of 1999. Although we currently anticipate minimal business disruption, the failure of either the Company or one or more of our major business partners to remediate critical Year 2000 issues could have a materially adverse impact on our business, operations and financial condition. Please read the "Cautionary Statement Concerning Forward-Looking Statements" section below.

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

    o our ability to continue to elevate the performance level of Revco stores following the Revco merger;

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

In addition, statements that include the words "believe," "expect," "anticipate," "intend," "estimate," "may," "will" or other similar expressions are forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

You should understand that the following important factors, in addition to those discussed elsewhere in this Form 10-Q (including the notes to the consolidated condensed financial statements included herein), in our Annual Report on Form 10-K for the year ended December 31, 1998, and in our other public filings, our website, press releases and oral statements made by Company representatives, could affect the future results of the Company and could cause actual results to differ materially from those expressed in our forward-looking statements. We assume no obligation to update any forward-looking information.

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

    o our ability and the ability of our key business partners to replace, modify or upgrade computer systems in ways that adequately address the Year 2000 issue. Given the numerous and significant uncertainties involved, there can be no assurances that Year 2000 related estimates and anticipated results will be achieved as actual results could differ materially; and

    o our ability to establish effective advertising, marketing and promotional programs (including pricing strategies) in the different geographic markets in which we operate.

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

PART II                                                                   ITEM 4
--------------------------------------------------------------------------------
               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of security holders at our Annual Meeting of Stockholders held on Wednesday, April 14, 1999 in Woonsocket, Rhode
Island:


------ --------------------------------------------------- -------------- -------------- ------------- --------------
                                                                                                          BROKER
                                                                FOR          AGAINST      ABSTAINED      NON-VOTES
------ --------------------------------------------------- -------------- -------------- ------------- --------------
   1.     The election, for one-year terms, of all persons
          nominated for directors, as set forth in the
          Company's proxy statement dated March 4, 1999, was
          approved by the following votes:

                Eugene Applebaum                             347,000,342      1,434,990       --            --
                Allan J. Bloostein                           346,952,961      1,482,371       --            --
                W. Don Cornwell                              347,016,117      1,419,215       --            --
                Thomas P. Gerrity                            346,959,746      1,475,586       --            --
                Stanley P. Goldstein                         347,021,683      1,713,649       --            --
                William H. Joyce                             347,021,695      1,413,637       --            --
                Terry R. Lautenbach                          346,932,871      1,502,461       --            --
                Terrence Murray                              347,025,537      1,409,795       --            --
                Sheli Z. Rosenberg                           346,930,992      1,504,340       --            --
                Thomas M. Ryan                               347,022,765      1,412,567       --            --
                Ivan G. Seidenberg                           346,973,943      1,461,389       --            --
                Thomas O. Thorsen                            346,856,150      1,579,182       --            --

   2.       The adoption of the 1999 Employee Stock
            Purchase Plan was approved by the following
            vote:                                            344,541,221      1,799,163     1,056,271      1,038,677


   3.       The appointment of KPMG LLP as the Company's
            independent auditors for the year ending
            December 31, 1999 was approved by the
            following vote:                                  347,041,117        467,644       926,571       --


   4.       The shareholder proposal to eliminate
            attendance fees paid to non-employee
            directors was rejected by the following
            vote:                                             32,806,549    282,310,887     3,841,349     29,476,647
------ --------------------------------------------------- -------------- -------------- ------------- --------------


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

          15.1    Letter re: Unaudited Interim Financial Information.

          27.1    Financial Data Schedule - June 26, 1999.



REPORTS ON FORM 8-K:

There were no reports filed on Form 8-K for the quarter ended June 26, 1999.


SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVS Corporation
(REGISTRANT)

/s/ LARRY D. SOLBERG
--------------------
LARRY D. SOLBERG
Vice President and Controller
(Chief Accounting Officer)
August 10, 1999