Form 10-Q
period 1999-09-25
CVS CORP
filed 1999-11-05
CIK 64803

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the Quarterly Period Ended                            Commission File Number
September 25, 1999                                                     001-01011

                                 CVS CORPORATION
                                 ----------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        Delaware                                       05-0494040
------------------------                 ---------------------------------------
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

   Common Stock, $0.01 par value, issued and outstanding at October 27, 1999:

                               391,884,000 shares

================================================================================

================================================================================

                                      INDEX

                                                                                                          PAGE

PART I

    Item 1.   Financial Statements

              Consolidated Condensed Statements of Operations -
                 Three and Nine Months Ended September 25, 1999 and September 26, 1998                     3

              Consolidated Condensed Balance Sheets -
                 As of September 25, 1999 and December 31, 1998                                            4

              Consolidated Condensed Statements of Cash Flows -
                 Nine Months Ended September 25, 1999 and September 26, 1998                               5

              Notes to Consolidated Condensed Financial Statements                                         6

              Independent Auditors' Review Report                                                          12

    Item 2.   Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                                     13

    Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                   21


PART II

    Item 6.   Exhibits and Reports on Form 8-K                                                             22

    Signature Page                                                                                         22

PART I                                                                    ITEM 1

================================================================================
                                 CVS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                     SEPTEMBER 25,   September 26,    SEPTEMBER 25, September 26,
IN MILLIONS, EXCEPT PER SHARE AMOUNTS                   1999            1998            1999             1998
=================================================================================================================
Net sales                                           $   4,311.8     $  3,725.1      $ 12,914.7       $ 11,082.5
Cost of goods sold, buying and warehousing costs        3,170.7        2,729.8         9,413.7          8,059.8
-----------------------------------------------------------------------------------------------------------------
  Gross margin                                          1,141.1          995.3         3,501.0          3,022.7
Selling, general and administrative expenses              851.3          742.9         2,491.1          2,173.5
Depreciation and amortization                              70.1           60.7           206.8            185.8
Merger and restructuring charge                              --            --              --             158.3
-----------------------------------------------------------------------------------------------------------------
  Total operating expenses                                921.4          803.6         2,697.9          2,517.6
-----------------------------------------------------------------------------------------------------------------
Operating profit                                          219.7          191.7           803.1            505.1
Interest expense, net                                      13.7           15.1            42.5             45.2
-----------------------------------------------------------------------------------------------------------------
Earnings before income taxes                              206.0          176.6           760.6            459.9
Income tax provision                                       84.4           74.2           311.8            209.3
-----------------------------------------------------------------------------------------------------------------
Net earnings                                              121.6          102.4           448.8            250.6
Preference dividends, net of income tax benefit             3.6            3.4            10.8             10.2
-----------------------------------------------------------------------------------------------------------------
Net earnings available to common shareholders       $     118.0     $     99.0      $    438.0       $    240.4
=================================================================================================================

BASIC EARNINGS PER COMMON SHARE:
  Net earnings                                      $      0.30     $    0.25       $     1.12       $     0.62
-----------------------------------------------------------------------------------------------------------------
  Weighted average basic common shares outstanding        391.8         389.5            391.1             386.1
=================================================================================================================

DILUTED EARNINGS PER COMMON SHARE:
  Net earnings                                      $      0.30     $    0.25       $     1.10       $    0.61
-----------------------------------------------------------------------------------------------------------------
  Weighted average diluted common shares outstanding      398.1         396.1            408.5           393.9
-----------------------------------------------------------------------------------------------------------------
DIVIDENDS DECLARED PER COMMON SHARE                 $    0.0575     $  0.0575       $   0.1725       $  0.1675
=================================================================================================================

See accompanying notes to consolidated condensed financial statements.

PART I                                                                   ITEM 1
================================================================================
                                 CVS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                    (UNAUDITED)
                                                                                   SEPTEMBER 25,     December 31,
IN MILLIONS, EXCEPT SHARES AND PER SHARE AMOUNTS                                        1999             1998
=================================================================================================================
ASSETS:
  Cash and cash equivalents                                                           $   169.9         $   180.8
  Accounts receivable, net                                                                770.5             650.3
  Inventories                                                                           3,373.4           3,190.2
  Other current assets                                                                    332.7             327.9
-----------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                                              4,646.5           4,349.2

  Property and equipment, net                                                           1,541.1           1,351.2
  Goodwill, net                                                                           699.7             724.6
  Deferred charges and other assets                                                       287.0             261.2
-----------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                          $ 7,174.3         $ 6,686.2
=================================================================================================================

LIABILITIES:
  Accounts payable                                                                    $ 1,383.9         $ 1,286.3
  Accrued expenses                                                                        985.6           1,061.3
  Short-term borrowings                                                                   593.2             771.1
  Current maturities of long-term debt                                                     14.7              14.6
-----------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                                         2,977.4           3,133.3

  Long-term debt                                                                          575.2             275.7
  Other long-term liabilities                                                             107.7             166.6


SHAREHOLDERS' EQUITY:
  Preferred stock, par value $0.01: authorized 120,619 shares, 0 shares
      issued and outstanding                                                                 --                --
  Preference stock, par value $1.00: authorized 50,000,000 shares, Series
      One ESOP Convertible, issued and outstanding 5,182,000 shares at
      September 25, 1999 and 5,239,000 December 31, 1998                                  277.0             280.0
  Common stock, par value $0.01: authorized 1,000,000,000 shares, issued 402,842,000 shares at September 25, 1999 and 401,380,000
      shares at December 31, 1998                                                           4.0               4.0
  Treasury stock, at cost: 11,039,000 shares at September 25, 1999 and
      11,169,000 shares at December 31, 1998                                             (257.3)           (260.2)
  Guaranteed ESOP obligation                                                             (270.7)           (270.7)
  Capital surplus                                                                       1,366.6           1,336.4
  Retained earnings                                                                     2,394.4           2,021.1
-----------------------------------------------------------------------------------------------------------------
      TOTAL SHAREHOLDERS' EQUITY                                                        3,514.0           3,110.6
-----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $ 7,174.3         $ 6,686.2
=================================================================================================================

See accompanying notes to consolidated condensed financial statements.

PART I                                                                    ITEM 1
================================================================================
                                 CVS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        NINE MONTHS ENDED
                                                                                 SEPTEMBER 25,     September 26,
IN MILLIONS                                                                          1999               1998
===================================================================================================================
NET CASH PROVIDED BY OPERATING ACTIVITIES                                           $  315.6           $   54.9
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                                 (398.5)            (363.1)
  Proceeds from sale or disposal of assets                                              26.5               37.3
  Acquisitions, net of cash                                                            (21.1)             (57.1)
-------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                 (393.1)            (382.9)
===================================================================================================================

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt issuance                                                          300.3                 --
  (Reductions in) additions to short-term borrowings                                  (182.2)             234.8
  Dividends paid                                                                       (67.4)             (66.0)
  Proceeds from exercise of stock options                                               17.9              112.4
  Reductions in long-term debt                                                          (2.0)             (20.3)
-------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                               66.6              260.9
===================================================================================================================

Net decrease in cash and cash equivalents                                              (10.9)             (67.1)
Cash and cash equivalents at beginning of period                                       180.8              192.5
-------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $  169.9           $  125.4
===================================================================================================================

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

In the opinion of management, the accompanying consolidated condensed financial statements include all adjustments (consisting only of normal recurring adjustments) which are necessary to present a fair statement of the Company's results of operations for the interim periods presented. Because of the influence of various factors on the Company's operations, including certain holidays and other seasonal influences, net earnings for any interim period may not be comparable to the same interim period in previous years or necessarily indicative of earnings for the full fiscal year. Certain reclassifications have been made to the consolidated condensed financial statements of prior periods to conform to the current year presentation.

NOTE 2

In accordance with Accounting Principles Board Opinion No. 16, "Business Combinations", Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" and Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Company recorded the following nonrecurring charges:

CVS/ARBOR CHARGE

During the first quarter of 1998, the Company recorded a $158.3 million charge to operating expenses for direct and other merger-related costs pertaining to the CVS/Arbor merger transaction and certain restructuring activities (the "CVS/Arbor Charge"). The restructuring activities related to management's plan to close Arbor's Troy, Michigan corporate headquarters, terminate Arbor's corporate headquarters employees, and close certain store locations. Asset write-offs included in this charge totaled $41.2 million. The balance of the charge, $117.1 million, will require cash outlays of which $60.1 million and $63.7 million had been incurred as of December 31, 1998 and September 25, 1999, respectively.

PART I                                                                    ITEM 1
================================================================================
                                 CVS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Following is a reconciliation of the beginning and ending liability balances associated with the CVS/Arbor Charge at September 25, 1999:

====================================================================================================================
                                                                                Exit Costs
                                                       Employee   --------------------------------------
                                          Merger      Severance   Noncancelable
                                        Transaction       &          Lease         Asset    Other Exit
IN MILLIONS                                Costs     Benefits(1)  Obligations(2) Write-offs   Costs         Total
---------------------------------------------------------------------------------------------------------------------
CVS/Arbor Charge                         $  15.0       $  27.1      $  40.0      $  41.2      $  35.0      $ 158.3
Utilization through 12/31/98 - cash        (15.9)        (13.8)          --           --        (30.4)       (60.1)
Utilization through 12/31/98 - noncash        --            --           --        (41.2)          --        (41.2)
Transfer(3)                                  0.9           0.3           --           --         (1.2)          --
---------------------------------------------------------------------------------------------------------------------
Balance at 12/31/98                      $    --       $  13.6      $  40.0      $    --      $   3.4      $  57.0
1999 utilization - cash                       --          (2.0)        (1.6)          --           --         (3.6)
---------------------------------------------------------------------------------------------------------------------
BALANCE AT 9/25/99(4)                    $    --       $  11.6      $  38.4      $    --      $   3.4      $  53.4
====================================================================================================================

(1) Employee severance and benefits extend through 2000.

(2) Noncancelable lease obligations extend through 2020.

(3) The transfers between the components of the plan were recorded in the same period that the changes in estimates were determined. These amounts are considered to be immaterial.

(4) The Company believes that the reserve balances at September 25, 1999 are adequate to cover the remaining liabilities associated with the CVS/Arbor Charge.

CVS/REVCO CHARGE

During the second quarter of 1997, the Company recorded a $411.7 million charge to operating expenses for direct and other merger-related costs pertaining to the CVS/Revco merger transaction and certain restructuring activities (the "CVS/Revco Charge"). The restructuring activities related to management's plan to close Revco's Twinsburg, Ohio corporate headquarters, terminate Revco's corporate headquarters employees, and close certain store locations. Asset write-offs included in this charge totaled $82.2 million. The balance of the charge, $329.5 million, will require cash outlays of which $269.3 million and $278.6 million had been incurred as of December 31, 1998 and September 25, 1999, respectively.

Following is a reconciliation of the beginning and ending liability balances associated with the CVS/Revco Charge at September 25, 1999:

====================================================================================================================
                                                                                Exit Costs
                                                       Employee   --------------------------------------
                                          Mergerion   Severance   Noncancelable
                                        Transaction       &          Lease        Asset      Other Exit
IN MILLIONS                                Costs     Benefits(1)  Obligations(2) Write-offs    Costs        Total
---------------------------------------------------------------------------------------------------------------------
CVS/Revco Charge                         $  35.0       $  89.8      $  67.0      $  82.2      $ 137.7      $ 411.7
Utilization through 12/31/98 - cash        (32.4)        (77.4)       (17.9)          --       (141.6)      (269.3)
Utilization through 12/31/98 - noncash        --            --           --        (82.2)          --        (82.2)
Transfer(3)                                 (2.6)           --           --           --          2.6           --
---------------------------------------------------------------------------------------------------------------------
Balance at 12/31/98                      $    --       $  12.4      $  49.1      $    --      $  (1.3)     $  60.2
1999 utilization - cash                       --          (1.6)        (7.7)          --           --         (9.3)
---------------------------------------------------------------------------------------------------------------------
BALANCE AT 9/25/99(4)                    $    --       $  10.8      $  41.4      $    --      $  (1.3)     $  50.9
====================================================================================================================

(1) Employee severance extends through 1999. Employee benefits extend for a number of years to coincide with the payment of retirement benefits.

(2) Noncancelable lease obligations extend through 2017.

(3) The transfers between the components of the plan were recorded in the same period that the changes in estimates were determined. These amounts are considered to be immaterial.

(4) The Company believes that the reserve balances at September 25, 1999 are adequate to cover the remaining liabilities associated with the CVS/Revco Charge.

PART I                                                                    ITEM 1
================================================================================
                                 CVS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

BIG B CHARGE

During the first quarter of 1997, the Company recorded a $31.0 million charge to operating expenses for certain costs associated with the restructuring of Big B, Inc., which the Company acquired in 1996 (the "Big B Charge"). Asset write-offs included in this charge totaled $5.1 million. The balance of the charge, $25.9 million, will require cash outlays of which $10.0 million and $15.1 million had been incurred as of December 31, 1998 and September 25, 1999, respectively. The remaining cash outlays primarily include noncancelable lease obligations, which extend through 2012.

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

Following is a reconciliation of the beginning and ending liability balances associated with the strategic restructuring program at September 25, 1999:

====================================================================================================================
                                                        Noncancelable     Employee
                                           Loss on          Lease        Severance
IN MILLIONS                                Disposal    Obligations(1)  & Benefits(2)       Other          Total
--------------------------------------------------------------------------------------------------------------------
Strategic restructuring charges           $    721.8     $    187.4      $     58.6     $    174.2      $  1,142.0
Utilization through 12/31/98                  (760.6)        (124.6)          (47.9)        (174.2)       (1,107.3)
Transfer(3)                                     38.8          (32.8)           (6.0)           --              --
--------------------------------------------------------------------------------------------------------------------
Balance at 12/31/98                       $      --      $     30.0      $      4.7     $      --       $     34.7
1999 utilization                                 --            (4.2)           (1.8)           --             (6.0)
--------------------------------------------------------------------------------------------------------------------
BALANCE AT 9/25/99(4)                     $      --      $     25.8      $      2.9     $      --       $     28.7
====================================================================================================================

(1) Noncancelable lease obligations extend through 2016.

(2) Employee severance and benefits extends through 2000.

(3) At the time the decision was made to separate Bob's Stores from CVS, an estimated loss on disposal was recorded in the consolidated statements of operations within discontinued operations. That loss included certain estimates. At the time of the sale, the total loss on disposal remained unchanged. However, the components of the loss differed. The transfers between the components of the plan were made to reflect the nature of the remaining reserve. In conjunction with the sale, the buyer assumed primary responsibility for the continuing lease obligations and retained certain employees that could have otherwise been terminated.

(4) The Company believes that the reserve balances at September 25, 1999 are adequate to cover the remaining liabilities associated with the strategic restructuring program.

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

Following is a reconciliation of the Company's business segments to the consolidated condensed financial statements as of and for the three and nine months ended September 25, 1999 and September 26, 1998:

====================================================================================================================
                                Retail             PBM           Intersegment         Other          Consolidated
IN MILLIONS                    Segment           Segment       Eliminations(1)    Adjustments(2)        Totals
--------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED:
 SEPTEMBER 25, 1999:
     Net sales                 $ 4,208.2         $   204.0         $  (100.4)        $      --         $ 4,311.8
     Operating profit              210.9               8.8                --                --             219.7
--------------------------------------------------------------------------------------------------------------------
 September 26, 1998:
     Net sales                 $ 3,670.6         $   123.7         $   (69.2)        $      --         $ 3,725.1
     Operating profit              189.8               1.9                --                --             191.7
====================================================================================================================
NINE MONTHS ENDED:
 SEPTEMBER 25, 1999:
     Net sales                 $12,619.4         $   599.1         $  (303.8)        $      --         $12,914.7
     Operating profit              779.2              23.9                --                --             803.1
--------------------------------------------------------------------------------------------------------------------
 September 26, 1998:
     Net sales                 $10,941.8         $   355.7         $  (215.0)        $      --         $11,082.5
     Operating profit              666.3               7.1                --            (168.3)            505.1
====================================================================================================================
Total assets:
 SEPTEMBER 25, 1999            $ 7,055.5         $   159.3         $   (40.5)        $      --         $ 7,174.3
 December 31, 1998               6,602.1             119.6             (35.5)               --           6,686.2
 September 26, 1998              6,434.7             102.8             (27.5)               --           6,510.0
====================================================================================================================

(1) Intersegment eliminations relate to intersegment sales and accounts receivables that occur when a PBM segment customer uses a Retail segment store to purchase covered merchandise. When this occurs, both segments record the sale on a stand-alone basis.

(2) The Company evaluates segment performance based on operating profit before the effect of nonrecurring charges and gains and intersegment profits. Other adjustments relate to the CVS/Arbor Charge discussed in Note 2 and the $10 million charge that was recorded in cost of goods sold during the second quarter of 1998 to reflect markdowns on non-compatible Arbor merchandise.

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

For purposes of computing diluted earnings per common share, the Company normally assumes that the ESOP preference stock is converted into common stock and all dilutive stock options are exercised. After the assumed ESOP preference stock conversion, the ESOP Trust would hold common stock rather than ESOP preference stock and would receive common stock dividends (currently $0.23 per share) rather than ESOP preference stock dividends (currently $3.90 per share). Since the ESOP Trust uses the dividends it receives to service its debt, the Company would have to increase its contribution to the ESOP Trust to compensate it for the lower dividends. This additional contribution would reduce the Company's net earnings, which in turn, would reduce the amounts that would have to be accrued under the Company's incentive bonus and profit sharing plans. Diluted earnings per common share is computed by dividing: (i) net earnings, after accounting for the difference between the dividends on the ESOP preference stock and common stock and after making adjustments for the incentive bonus and profit sharing plans by (ii) Basic Shares plus the additional shares that would be issued assuming that all dilutive stock options are exercised and the ESOP preference stock is converted into common stock. In the third quarter of 1999 and 1998 and in the first nine months of 1998, the assumed conversion of the ESOP preference stock would have increased diluted earnings per common share and, therefore, was not considered.

Following is a reconciliation of basic and diluted earnings per common share:

==================================================================================================================
                                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                           SEPTEMBER 25,  September 26,  SEPTEMBER 25, September 26,
IN MILLIONS, EXCEPT PER SHARE AMOUNTS                           1999          1998           1999        1998
------------------------------------------------------------------------------------------------------------------
NUMERATOR FOR EARNINGS PER COMMON SHARE CALCULATION:
    Net earnings                                            $    121.6      $   102.4     $    448.8     $   250.6
    Preference dividends, net of income tax benefit               (3.6)          (3.4)         (10.8)        (10.2)
------------------------------------------------------------------------------------------------------------------
    Net earnings available to common shareholders, basic    $    118.0      $    99.0     $    438.0     $   240.4
==================================================================================================================

    Net earnings                                            $    121.6      $   102.4     $    448.8     $   250.6
    Preference dividends, net of income tax benefit               (3.6)          (3.4)            --         (10.2)
    Effect of dilutive securities:
       Dilutive earnings adjustments                                --             --            0.2            --
------------------------------------------------------------------------------------------------------------------
    Net earnings available to common shareholders, diluted  $    118.0      $    99.0     $    449.0     $   240.4
==================================================================================================================
DENOMINATOR FOR EARNINGS PER COMMON SHARE CALCULATION:
    Weighted average common shares, basic                        391.8          389.5          391.1         386.1
    Effect of dilutive securities:
       ESOP preference stock                                        --             --           10.6            --
       Stock options                                               6.3            6.6            6.8           7.8
------------------------------------------------------------------------------------------------------------------
    Weighted average common shares, diluted                      398.1          396.1          408.5         393.9
==================================================================================================================
BASIC EARNINGS PER COMMON SHARE                             $     0.30      $    0.25      $    1.12     $    0.62
------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER COMMON SHARE                           $     0.30      $    0.25      $    1.10     $    0.61
==================================================================================================================

PART I                                                                    ITEM 1
================================================================================
                                 CVS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6

Following are the components of net interest expense:

===================================================================================================================
                                       THREE MONTHS ENDED                           NINE MONTHS ENDED
IN MILLIONS                 SEPTEMBER 25, 1999    September 26, 1998    SEPTEMBER 25, 1999     September 26, 1998
-------------------------------------------------------------------------------------------------------------------
Interest expense                  $  15.8                $  16.3              $  48.3                $  50.5
Interest income                      (2.1)                  (1.2)                (5.8)                  (5.3)
-------------------------------------------------------------------------------------------------------------------
Interest expense, net             $  13.7                $  15.1              $  42.5                $  45.2
===================================================================================================================

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

PART I                                      INDEPENDENT AUDITORS' REVIEW REPORT
================================================================================


The Board of Directors and Shareholders of
CVS Corporation:

We have reviewed the consolidated condensed balance sheet of CVS Corporation as of September 25, 1999, and the related consolidated condensed statements of operations for the three and nine month periods ended September 25, 1999 and September 26, 1998, and cash flows for the nine month periods then ended. These consolidated condensed financial statements are the responsibility of the Company's management.

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

/s/ KPMG LLP
------------------------------

KPMG LLP

Providence, Rhode Island
October 25, 1999

PART I                                                                   ITEM 2
================================================================================
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion explains the material changes in our results of operations for the three and nine months ended September 25, 1999 and September 26, 1998 and the significant developments affecting our financial condition since December 31, 1998. We strongly recommend that you read our audited consolidated financial statements and footnotes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 1998.

RESULTS OF OPERATIONS

THIRD QUARTER (1999 VERSUS 1998)

NET SALES for the third quarter of 1999 increased $586.7 million (or 15.8%) to $4.3 billion, compared to $3.7 billion in the third quarter of 1998. Same store sales, consisting of sales from stores that have been open for more than one year, rose 12.2%, while pharmacy same store sales increased 17.9%. Pharmacy sales were 59% of total sales in the third quarter of 1999 and the third quarter of 1998. Third party prescription sales were 87% of pharmacy sales during the third quarter of 1999, compared to 83% in the third quarter of 1998.

As you review our sales performance, we believe you should consider the following important information:

       - Our pharmacy sales growth continued to benefit from our ability to attract and retain managed care customers, our ongoing program of purchasing prescription files from independent pharmacies and favorable industry trends. These trends include an aging American population; many "baby boomers" are now in their fifties and are consuming a greater number of prescription drugs. The increased use of pharmaceuticals as the first line of defense for healthcare and the introduction of a number of successful new prescription drugs also contributed to the growing demand for pharmacy services.

       - Our front store sales growth was primarily driven by solid performance in categories such as cosmetics, film and photofinishing, health and beauty aids, seasonal merchandise, general merchandise, and private label merchandise.

       - The increase in net sales in 1999 was positively affected by our efforts to improve the performance of the Revco stores. During 1998, we converted the retained Revco stores to the CVS store format and relocated certain stores. We are pleased to report that we are seeing improvements, especially in front store sales. However, the rate of progress has varied and we expect it to continue to vary, on a market-by-market basis.

       - Sales also benefited from our active relocation program, which seeks to move our existing shopping center stores to larger, more convenient, freestanding locations. Historically, we have achieved significant improvements in customer count and net sales when we do this. The resulting increase in net sales has typically been driven by an increase in front store sales, which normally have a higher gross margin. We believe that our relocation program offers a significant opportunity for future growth, as 30% of our existing stores are freestanding at September 25, 1999. Our long-term goal is to have 70-80% of our stores located in freestanding sites. We cannot, however, guarantee that future store relocations will deliver the same results as those historically achieved. Please read the "Cautionary Statement Concerning Forward Looking Statements" section below.

PART I                                                                    ITEM 2
================================================================================
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GROSS MARGIN for the third quarter of 1999 increased $145.8 million (or 14.6%) to $1.1 billion, compared to $1.0 billion in the third quarter of 1998. Gross margin as a percentage of net sales was 26.5% in the third quarter of 1999, compared to 26.7% in the third quarter of 1998. During the third quarter of 1999, inventory shrinkage was 1.0% of net sales, compared to 0.9% of net sales in the third quarter of 1998.

Why has our comparable gross margin rate been declining?

       - Pharmacy sales are growing at a faster pace than front store sales. On average, our gross margin on pharmacy sales is lower than our gross margin on front store sales.

       - Sales to customers covered by third party insurance programs have continued to increase and, thus, have become a larger part of our total pharmacy business. Our gross margin on third party sales has continued to decline largely due to the efforts of managed care organizations and other pharmacy benefit managers to reduce prescription drug costs. To address this trend, we have dropped a number of third party programs that fell below our minimum profitability standards. In the event this trend continues and we elect to drop additional programs and/or decide not to participate in future programs that fall below our minimum profitability standards, we may not be able to sustain our current rate of sales growth.

TOTAL OPERATING EXPENSES for the third quarter of 1999 were $921.4 million or 21.4% of net sales, compared to $803.6 million or 21.6% of net sales in the third quarter of 1998.

What have we done to improve our comparable total operating expenses as a percentage of net sales?

       - Our strong sales performance has consistently allowed net sales to grow at a faster pace than total operating expenses.

       - We eliminated most of Arbor's corporate overhead costs in 1998.

       - Our information technology initiatives have led to greater productivity, which has resulted in lower operating costs, particularly at the store level.

OPERATING PROFIT for the third quarter of 1999 increased $28.0 million (or 14.6%) to $219.7 million, compared to $191.7 million in the third quarter of 1998. Operating profit as a percentage of net sales was 5.1% in both the third quarter of 1999 and 1998.

INTEREST EXPENSE, NET for the third quarter of 1999 was $13.7 million, compared to $15.1 million in the third quarter of 1998. Our interest expense totaled $15.8 million in the third quarter of 1999, compared to $16.3 million in the third quarter of 1998. Interest income was $2.1 million in the third quarter of 1999, compared to $1.2 million in the third quarter of 1998.

INCOME TAX PROVISION ~ Our effective tax rate was 41.0% for the third quarter of 1999, compared to 42.0% for the third quarter of 1998. The decrease in 1999 was primarily due to lower effective state income tax rates.

NET EARNINGS in the third quarter of 1999, increased $19.2 million to $121.6 million, or $0.30 per diluted share, compared to $102.4 million, or $0.25 per diluted share in the third quarter of 1998.

PART I                                                                    ITEM 2
================================================================================
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NINE MONTHS (1999 VERSUS 1998)

NET SALES for the first nine months of 1999 increased $1.8 billion (or 16.5%) to $12.9 billion, compared to $11.1 billion in the first nine months of 1998. Same store sales rose 12.4%, while pharmacy same store sales increased 19.3%. Pharmacy sales were 59% of total sales in the first nine months of 1999, compared to 58% in the first nine months of 1998. Third party prescription sales were 86% of pharmacy sales during the first nine months of 1999, compared to 83% in the first nine months of 1998. See "Third Quarter (1999 versus 1998)" above for further information about the factors that affected our net sales.

GROSS MARGIN for the first nine months of 1999 increased $478.3 million (or 15.8%) to $3.5 billion, compared to $3.0 billion in the first nine months of 1998. As you review our gross margin performance, please remember to consider the impact of the $10.0 million charge we recorded during the second quarter of 1998 to reflect markdowns on noncompatible Arbor merchandise. If you exclude the effect of this charge, comparable gross margin as a percentage of net sales for the first nine months of 1999 was 27.1%, compared to 27.4% in the first nine months of 1998. Inventory shrinkage was 0.9% of net sales for the first nine months of 1999 and the first nine months of 1998. See "Third Quarter (1999 versus 1998)" above for further information about the factors that affected our comparable gross margin as a percentage of net sales.

TOTAL OPERATING EXPENSES for the first nine months of 1999 were $2.7 billion or 20.9% of net sales, compared to $2.5 billion or 22.7% of net sales in the first nine months of 1998. As you review our performance in this area, please remember to consider the impact of the $158.3 million charge we recorded during the second quarter of 1998 in conjunction with the CVS/Arbor merger. If you exclude the effect of this charge, comparable operating expenses were 20.9% of net sales in the first nine months of 1999, compared to 21.3% of net sales in the first nine months of 1998. See "Third Quarter (1999 versus 1998)" above for further information about the factors that affected our comparable operating expenses as a percentage of net sales.

OPERATING PROFIT for the first nine months of 1999 increased $298.0 million (or 59.0%) to $803.1 million, compared to $505.1 million for the first nine months of 1998. If you exclude the effect of the nonrecurring charges we recorded in cost of good sold and total operating expenses in 1998, comparable operating profit as a percentage of net sales was 6.2% in the first nine months of 1999, compared to 6.1% in the first nine months of 1998.

INTEREST EXPENSE, NET for the first nine months of 1999 was $42.5 million, compared to $45.2 million in the first nine months of 1998. Our interest expense totaled $48.3 million in the first nine months of 1999, compared to $50.5 million in the first nine months of 1998. Interest income was $5.8 million in the first nine months of 1999, compared to $5.3 million in the first nine months of 1998.

INCOME TAX PROVISION ~ Our effective tax rate was 41.0% for the first nine months of 1999, compared to 45.5% for the first nine months of 1998. Our effective income tax rate was higher in the first nine months of 1998 because certain components of the charges we recorded in conjunction with the CVS/Arbor merger transaction were not deductible for income tax purposes. If you exclude the effect of the non-deductible portion of these charges, our comparable effective tax rate was 41.0% for the first nine months of 1999, compared to 42.0% for the first nine months of 1998. The decrease in 1999 was primarily due to lower effective state income tax rates.

NET EARNINGS in the first nine months of 1999, increased $198.2 million (or 79.1%) to $448.8 million, or $1.10 per diluted share, compared to $250.6 million, or $0.61 per diluted share in the first nine months of 1998. If you exclude the effect of the nonrecurring charges we recorded in cost of goods sold and total operating expenses in 1998, our comparable net earnings increased $84.5 million (or 23.2%) to $448.8 million, or $1.10 per diluted share, in the first nine months of 1999, compared to $364.3 million, or $0.90 per diluted share in the first nine months of 1998.

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

Our commercial paper program is supported by a $670 million, five-year unsecured revolving credit facility which expires on May 30, 2002 and a $530 million, 364-day unsecured revolving credit facility which expires on June 21, 2000. These credit facilities contain customary restrictive financial and operating covenants, none of which is expected to materially affect our financial or operating flexibility. We can also obtain up to $35 million of short-term financing through various uncommitted lines of credit. As of September 25, 1999, we had $586.2 million of commercial paper outstanding at a weighted average interest rate of 5.2% and $7.0 million outstanding under the uncommitted lines of credit at a weighted average interest rate of 5.3%.

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

NET CASH PROVIDED BY OPERATIONS

Net cash provided by operations increased $260.7 million to $315.6 million during the first nine months of 1999, compared to $54.9 during the first nine months of 1998. The improvement in net cash provided by operations in 1999 was primarily due to the increase in net earnings, improved working capital management and a reduction in cash payments associated with the Arbor and Revco mergers. You should be aware that cash flow from operations will continue to be negatively impacted by future payments associated with the Arbor and Revco mergers and the Company's strategic restructuring program. As of September 25, 1999, the future cash payments associated with the mergers and the strategic restructuring program totaled $134.3 million. These payments primarily include:
(i) $15.2 million for employee severance, which extends through 2000, (ii) $10.1 million for retirement benefits and related excess parachute payment excise taxes, which extend for a number of years to coincide with the payment of retirement benefits, and (iii) $105.6 million for continuing lease obligations, which extend through 2020.

CAPITAL EXPENDITURES

Capital expenditures totaled $398.5 million in the first nine months of 1999, compared to $363.1 million in the first nine months of 1998. During the third quarter of 1999, we opened 109 new or relocated stores and closed 34 stores. Year-to-date, we have opened 321 new or relocated stores and closed 130 stores. As of September 25, 1999, we operated 4,089 stores in 24 states and the District of Columbia, compared to 4,095 stores as of September 26, 1998.

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

INFORMATION TECHNOLOGY ("IT") SYSTEMS ~ We have completed the assessment phase for each of our critical information technology systems. Our IT business systems include point-of-sale, Rx2000 pharmacy, supply chain management, financial accounting and other corporate office systems. To date, we have modified or replaced all of our critical IT business systems and successfully completed the testing of these systems.

NON-IT SYSTEMS ~ We have completed the assessment phase for each of our critical non-IT business systems, including those with embedded chip technology. Our non-IT business systems include distribution center logistics, HVAC, energy management, facility alarms and key entry systems. To date, we have inspected and modified or replaced, as required, all of our critical non-IT business systems.

BUSINESS PARTNERS ~ As part of our project work plan, we have been communicating with our key business partners, including our vendors, suppliers, financial institutions, managed care organizations, pharmacy benefit managers, third party insurance programs and governmental agencies to determine the status of their Year 2000 compliance programs. As part of our communication program, we asked each of our key business partners to complete a Year 2000 readiness questionnaire. To date, we have communicated with substantially all of our business partners, most of which have indicated that their ability to supply us should not be affected by a Year 2000 issue. Should one or more of our critical business partners become unable to deliver the merchandise or services we require, we can often obtain similar merchandise or services from other sources. Because we are relying on information provided to us by outside parties, we cannot provide assurance that the information we receive is either complete or accurate. Therefore, we cannot provide assurance that we will not be adversely affected by the Year 2000 issues of our business partners. However, we believe that ongoing communication will continue to minimize this risk.

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

INCREMENTAL COST ~ We currently estimate that the incremental cost associated with completing our Year 2000 work plan will be approximately $10 million, of which approximately $9 million has been incurred through September 25, 1999. This estimate could change as additional information becomes available. The cost to resolve our Year 2000 issues has been funded through our operating cash flows.

PART I                                                                    ITEM 2
================================================================================
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONTINGENCY PLAN ~ We have established a contingency plan to ensure that our core business operations are able to continue in the event of a Year 2000 issue. The contingency plan has been and will continue to be evaluated and refined by the management of each functional area. While the plan varies by functional area, the general strategies include: identifying alternate sources of merchandise and services, ensuring that key personnel (both business and technical) are physically on-site on December 31, 1999, backing-up critical IT systems immediately prior to December 31, 1999 and identifying alternative methods of conducting business as necessary. Communication of the contingency plan and training to support it are underway and will be completed during the fourth quarter of 1999. Although we currently anticipate minimal business disruption, the failure of either the Company or one or more of our major business partners to remediate critical Year 2000 issues could have a materially adverse impact on our business, operations and financial condition. Please read the "Cautionary Statement Concerning Forward Looking Statements" section below.

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

Forward-looking statements include the information concerning:

       - our future operating performance, including sales and earnings per common share growth and cost savings and synergies following the Revco and Arbor mergers;

       - our ability to continue to elevate the performance level of Revco stores following the Revco merger;

       - our belief that we have sufficient cash flows to support working capital needs, capital expenditures and debt service requirements;

       - our belief that we can continue to improve operating performance by relocating existing stores to freestanding locations;

       - our belief that we can continue to reduce selling, general and administrative expenses as a percentage of net sales;

       - our belief that we can continue to reduce inventory levels; and

       - our belief that we will incur only minimal business disruption as a result of the Year 2000 Issue.

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

INDUSTRY AND MARKET FACTORS

       - changes in economic conditions generally or in the markets served by CVS;

       - future federal and/or state regulatory and legislative actions (including accounting standards and taxation requirements) affecting CVS and/or the chain-drug industry;

       - consumer preferences and spending patterns;

       - competition from other drugstore chains; from alternative distribution channels such as supermarkets, membership clubs, mail order companies and internet companies (e-commerce) and from third party plans; and

       - the continued efforts of health maintenance organizations, managed care organizations, pharmacy benefit management companies and other third party payors to reduce prescription drug costs.

PART I                                                                    ITEM 2
================================================================================
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING FACTORS

       - our ability to combine the businesses of CVS, Revco and Arbor while maintaining current operating performance levels and the challenges inherent in diverting the Company's management focus and resources from other strategic opportunities and from operational matters for an extended period of time;

       - our ability to implement new computer systems and technologies;

       - our ability to continue to secure suitable new store locations on favorable lease terms as we seek to open new stores and relocate a portion of our existing store base to freestanding locations;

       - the creditworthiness of the purchasers of former businesses whose store leases are guaranteed by CVS;

       - fluctuations in the cost and availability of inventory and our ability to maintain favorable supplier arrangements and relationships;

       - our ability to attract, hire and retain suitable pharmacists and management personnel;

       - our ability and the ability of our key business partners to replace, modify or upgrade computer systems in ways that adequately address the Year 2000 issue. Given the numerous and significant uncertainties involved, there can be no assurances that Year 2000 related estimates and anticipated results will be achieved as actual results could differ materially; and

       - our ability to establish effective advertising, marketing and promotional programs (including pricing strategies) in the different geographic markets in which we operate.

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

          15.1    Letter re: Unaudited Interim Financial Information.

          27.1    Financial Data Schedule - September 25, 1999.

REPORTS ON FORM 8-K:

On August 12, 1999, we filed a Current Report on Form 8-K relating to the acquisition of Soma Corporation.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVS Corporation
(REGISTRANT)

/s/ David B. Rickard
------------------------
DAVID B. RICKARD
Executive Vice President
and Chief Financial Officer
November 3, 1999