Form 10-K/A
period 1998-12-31
CVS CORP
filed 1999-11-17
CIK 64803

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                -----------------
                                   FORM 10-K/A
                                (AMENDMENT NO. 1)
                                -----------------


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                        COMMISSION FILE NUMBER 001-01011
                                 CVS CORPORATION
             (Exact name of Registrant as specified in its charter)
                              --------------------


          DELAWARE                                      05-0494040
          --------                                      -----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

             ONE CVS DRIVE                                    02895
       WOONSOCKET, RHODE ISLAND                             ----------
---------------------------------------                    (Zip Code)
(Address of principal executive offices)

                                 (401) 765-1500
                                 --------------
              (Registrant's telephone number, including area code)

      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:


         TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
         -------------------           -----------------------------------------
Common Stock, par value $0.01 per share          New York Stock Exchange

   SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT: NONE

                               -------------------

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

                               -------------------

      * Does not include 5,224,367 outstanding shares of Series One ESOP Convertible Preference Stock. As of March 17, 1999, each share of ESOP Preference Stock was entitled to 2.3 votes per share on all matters submitted to a vote of the holders of common stock, voting with the common stock as a single class.

      ** Only voting stock held by directors and executive officers is excluded.

                               -------------------

                       DOCUMENTS INCORPORATED BY REFERENCE


The following documents (or specified parts thereof) are incorporated by reference into this Annual Report on Form 10-K/A as indicated: portions of CVS Corporation's 1998 Annual Report to Shareholders are incorporated by reference into Part II: Item 5 and portions of CVS Corporation's 1999 Proxy Statement are incorporated by reference into Part III: Items 10, 11, 12 and 13.

================================================================================

                                TABLE OF CONTENTS


PART I                                                                                                       PAGE
     Explanatory Note: Purpose of this amendment on Form 10-K/A...............................................   2
     Recent Developments......................................................................................   2
     Item 1:    Business
                   Overview of CVS' Business..................................................................   3
                   Strategic Restructuring Program............................................................   4
                   Merger with Revco D.S., Inc................................................................   4
                   Merger with Arbor Drugs, Inc...............................................................   4
                   PharmaCare.................................................................................   5
                   Relationships with Managed Care Providers..................................................   5
                   CVS Stores.................................................................................   5
                   Store Development..........................................................................   6
                   Working Capital Practices..................................................................   6
                   Information Systems........................................................................   7
                   Relationships with Suppliers...............................................................   7
                   Customer Service...........................................................................   7
                   Government Regulation......................................................................   8
                   Competition................................................................................   8
                   Cautionary Statement Concerning Forward-Looking Statements.................................   8
     Item 2:    Properties....................................................................................   9
     Item 3:    Legal Proceedings.............................................................................  10
     Item 4:    Submission of Matters to a Vote of Security Holders...........................................  11
     Executive Officers of the Registrant ....................................................................  11

PART II
     Item 5:    Market for Registrant's Common Equity and Related Stockholder Matters.........................  12
     Item 6:    Selected Financial Data.......................................................................  12
     Item 7:    Management's Discussion and Analysis of Financial Condition and Results of Operations.........  13
     Item 7A:   Quantitative and Qualitative Disclosures About Market Risk....................................  20
     Item 8:    Financial Statements and Supplementary Data...................................................  20
     Item 9:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........  20

PART III
     Item 10:   Directors and Executive Officers of the Registrant............................................  20
     Item 11:   Executive Compensation........................................................................  21
     Item 12:   Security Ownership of Certain Beneficial Owners and Management................................  21
     Item 13:   Certain Relationships and Related Transactions................................................  21

PART IV
     Item 14:   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............................  21
     Where You Can Find More Information......................................................................  24
     Independent Auditors' Report.............................................................................  25
     Schedule II - Valuation and Qualifying Accounts..........................................................  26
     Signatures ..............................................................................................  27

                                  PART I

EXPLANATORY NOTE: PURPOSE OF THIS AMENDMENT ON FORM 10-K/A

The principal purpose of this Amendment is to reflect the restatement adjustments described under "Recent Developments" below. We are amending and restating only those items of our Form 10-K that are affected by the restatement adjustments. Our Form 10-K still speaks as of December 31, 1998 (except as otherwise expressly noted), and no attempt has been made in this Form 10-K/A to modify or update our disclosures, except as required to reflect the effects of the restatement adjustments to our financial statements.

RECENT DEVELOPMENTS

On May 11, 1999, CVS Corporation filed a Registration Statement on Form S-4 with the Securities and Exchange Commission related to an exchange offer for the $300 million of debt securities that CVS sold in a private placement on February 11, 1999.

In connection with the SEC's review of that registration statement, CVS has restated its consolidated financial statements for 1997 and 1998. As a result of the restatement:

- Earnings from continuing operations increased by $11.9 million (or $0.03 per diluted common share) in 1997.

- Earnings from continuing operations decreased by $11.9 million (or $0.03 per diluted common share) in 1998.

CVS notes that:

- The restatement adjustments simply shifted the nonrecurring costs discussed below between quarters in 1997 and 1998, and had no effect on the two years when viewed together.

-  The restatement has no effect on 1999 or future years.

- The restatement has no effect on historical cash flows or future cash flow requirements.

- We believe the restatement should not affect the financial models of analysts and investors.

The purpose of this Form 10-K/A is to restate CVS' consolidated financial statements for 1997 and 1998 to reflect the effect of the following:

- In connection with the merger of CVS and Revco D.S., Inc., CVS recorded a $39.6 million pre-tax ($23.4 million after-tax) charge in the second quarter of 1997, which represented the estimated nonrecurring costs that would be incurred in connection with eliminating the duplicate Revco information technology systems. As reflect in the table below, CVS agreed to restate 1997 to expense these nonrecurring costs in the fiscal quarters in which the costs were incurred.

- Also in connection with the merger of CVS and Revco, CVS recorded a $35.0 million pre-tax ($20.5 million after-tax) charge, which represented the estimated nonrecurring costs that would be incurred in connection with removing noncompatible merchandise fixtures from approximately 2,200 Revco stores. As reflected in the table below, CVS agreed to restate 1997 and 1998 to expense these nonrecurring costs in the fiscal quarters in which the costs were incurred.

- In connection with the merger of CVS and Arbor Drugs, Inc., CVS recorded an $11.0 million pre-tax ($6.5 million after-tax) charge in the second quarter of 1998, which represented the estimated nonrecurring costs that would be incurred by CVS in connection with eliminating the duplicate Arbor information technology systems. As reflected in the table below, CVS agreed to restate 1998 to expense these nonrecurring costs in the fiscal quarters in which the costs were incurred.

Following is a summary of the effect of the restatement adjustments discussed above on CVS' previously reported diluted earnings per common share from continuing operations for 1997 and 1998.

====================================================================================================================================
                                                  First          Second              Third            Fourth             Full
                                                 Quarter         Quarter            Quarter           Quarter            Year
------------------------------------------------------------------------------------------------------------------------------------
1997:
Diluted earnings per common share,
   as previously reported                      $  0.23            $(0.60)          $  0.20           $  0.31           $  0.16
Restatement adjustments:
   Duplicate Revco information
      technology systems elimination costs          --              0.04             (0.01)            (0.03)               --
   Noncompatible Revco store
      merchandise fixture removal costs             --              0.05             (0.01)            (0.01)             0.03
------------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per common share,
   as restated                                 $  0.23            $(0.51)          $  0.18           $  0.27           $  0.19
====================================================================================================================================
1998:
Diluted earnings per common share,
   as previously reported                      $  0.33           $  0.03          $  0.25           $  0.36           $  0.98
Restatement adjustments:
   Duplicate Arbor information
      technology systems elimination costs          --              0.01            (0.01)               --                --
   Noncompatible Revco store
      merchandise fixture removal costs          (0.01)            (0.01)           (0.01)               --             (0.03)
------------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per common share,
   as restated                                 $  0.32           $  0.03          $  0.23           $  0.36           $  0.95
====================================================================================================================================

Please read Notes 15 and 16 to the consolidated financial statements for additional information about the restatement adjsutements.


ITEM 1. BUSINESS

OVERVIEW OF CVS' BUSINESS

CVS Corporation is a leader in the chain drugstore industry in the United States, with revenues of $15.3 billion in 1998. As of December 31, 1998, we were the largest drugstore chain in the nation in terms of store count, operating 4,122 stores in 24 states in the Northeast, Mid-Atlantic, Midwest and Southeast regions and in the District of Columbia. Our stores are well positioned and operate in 66 of the top 100 drugstore markets in the country. We now hold the number one market share in six of the top ten drugstore markets. We are also among the industry leaders in terms of store productivity and operating profit margin.

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

FRONT STORE OPERATIONS ~ In addition to prescription drugs and services, we offer a broad selection of general merchandise, presented in a well-organized fashion, in stores that are designed to be customer-friendly, inviting and easy to shop. Merchandise categories include: over-the-counter drugs, greeting cards, film and photofinishing services, beauty and cosmetics, seasonal merchandise and convenience foods. We also offer over 1,400 products under the CVS private label brand, which represented about 11 of our front store sales in 1998. In 1998, front store sales, which are generally higher margin than pharmacy sales, increased 3.9% to $6.5 billion, representing 42% of total sales for the year, compared to 45% of total sales in 1997.

CVS Corporation is a Delaware corporation. Our principal executive offices are located at One CVS Drive, Woonsocket, Rhode Island 02895, telephone (401) 765-1500. As of December 31, 1998, CVS and its subsidiaries had about 97,000 employees.


STRATEGIC RESTRUCTURING PROGRAM

In November 1997, we completed the final phase of our comprehensive strategic restructuring program, first announced in October 1995 and subsequently refined in May 1996 and June 1997. The strategic restructuring program included: (i) the sale of Marshalls, Kay-Bee Toys, Wilsons, This End Up and Bob's Stores, (ii) the spin-off of Footstar, Inc., which included Meldisco, Footaction and Thom McAn,
(iii) the initial and secondary public offerings of Linens 'n Things and (iv) the closing of our administrative office facility located in Rye, New York.

For more information about our strategic restructuring program, see Note 4 of "Notes to Consolidated Financial Statements" of our 1998 Annual Report to Shareholders, which is set forth in Part IV: Item 14(A) of this Form 10-K/A.

MERGER WITH REVCO D.S., INC.

On May 29, 1997, we completed a merger with Revco D.S. Inc., pursuant to which
120.6 million shares of CVS common stock were exchanged for all the outstanding common stock of Revco. The aggregate value of this transaction, including the assumption of $900 million of existing Revco debt, was $3.8 billion. The merger of CVS and Revco was a tax-free reorganization that we treated as a pooling of interests for accounting purposes. Accordingly, we have restated our historical consolidated financial statements and footnotes to include Revco as if it had always been owned by CVS.

The merger with Revco was a milestone event for our company in that it more than doubled our revenues and made us the nation's number one drugstore retailer in terms of store count. The merger brought us into high-growth, contiguous markets in the Mid-Atlantic, Southeast and Midwest regions of the United States.

MERGER WITH ARBOR DRUGS, INC.

On March 31, 1998, we completed a merger with Arbor Drugs, Inc., pursuant to which 37.8 million shares of CVS common stock were exchanged for all the outstanding common stock of Arbor. The aggregate value of this transaction, including the assumption of $17 million of existing Arbor debt, was $1.5 billion. The merger of CVS and Arbor was also a tax-free reorganization that we treated as a pooling of interests for accounting purposes. Accordingly, we have restated our historical consolidated financial statements and footnotes to include Arbor as if it had always been owned by CVS.

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

PharmaCare provides a full range of prescription benefit management services to managed care and other organizations. These services include plan design and administration, formulary management, mail order pharmacy services, claims processing and generic substitution. In December 1997, PharmaCare strengthened its service network by merging with Revco's prescription benefit management subsidiary, Rx Connections, and assuming Revco's mail order pharmacy operations. At the end of 1998, PharmaCare managed healthcare services for about 6 million people through a preferred national pharmacy network of over 40,000 pharmacies. In addition, PharmaCare plays an increasing role in healthcare management through integrated partnerships with several large managed care providers.


One feature that sets PharmaCare apart from other prescription benefit management providers is its proprietary Clinical Information Management System ("CIMS"). CIMS is a unique communication system designed to help PharmaCare's clients manage pharmaceutical utilization by facilitating clinical communications between the payer, patient, physician and pharmacist. The improved communication enables physicians to direct utilization to the more cost effective and/or clinically effective therapy. Since its introduction in 1994, the number of physicians using CIMS has grown to over 30,000.


RELATIONSHIPS WITH MANAGED CARE PROVIDERS

The growth in managed care has substantially increased the use of prescription drugs. Managed care providers have (i) made the cost of prescription drugs more affordable to a greater number of people and (ii) supported prescription drug therapy as an alternative to more expensive forms of treatment, such as surgery. Payments by third party providers under prescription drug plans represented 84% of total pharmacy sales in 1998, compared to 81% in 1997.

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

The following is a breakdown by state of the locations of CVS' stores at December 31, 1998:

------------------------------------------------------------------------------------------
Alabama............................144             New Hampshire....................29
Connecticut........................122             New Jersey......................183
Delaware.............................3             New York........................363
District of Columbia................47             North Carolina..................296
Florida.............................22             Ohio............................414
Georgia............................304             Pennsylvania....................319
Illinois............................70             Rhode Island.....................52
Indiana............................291             South Carolina..................196
Kentucky............................71             Tennessee.......................146
Maine...............................20             Vermont...........................2
Maryland...........................170             Virginia........................253
Massachusetts......................321             West Virginia....................59
Michigan...........................225
------------------------------------------------------------------------------------------

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

In addition, we are actively seeking to relocate many of our strip shopping center locations to freestanding sites. We expect that relocations of existing shopping center stores to freestanding locations will account for about two-thirds of store openings over the next several years. Because of their more convenient locations and larger size, relocated stores have typically realized significant improvements in customer count and revenues, driven largely by increased sales of higher margin front store merchandise. We believe our relocation program offers a significant opportunity for future growth, as approximately 23% of our existing stores are freestanding. We currently expect to have approximately 35% of our stores in freestanding locations by the end of 1999. Our long-term goal is to have 70-80% of our stores located in freestanding sites. We cannot, however, guarantee that future store relocations will achieve similar results as those historically achieved. See "Cautionary Statement Concerning Forward-Looking Statements" below.


We also have an active remodeling and remerchandising program in place, which seeks to remodel 20% of our existing stores and remerchandise another 20% each year. To remerchandise a store, we review and update the store's merchandise planogram. The merchandise planogram specifies the items the store carries and where the items are placed in the store. We typically perform this review on the stores we acquire, in order to align the acquired store's merchandise product mix to our standard product mix, which varies based on store size and location. We also review our existing stores on a regular basis to address developing market trends.


During 1998, we completed the process of converting all 1,900 retained Revco stores into the CVS store format, converted Arbor stores to CVS' accounting and store systems and closed Arbor's Troy, Michigan corporate headquarters facility.

We believe that continuing to grow our store base and locating stores in desirable geographic markets are essential components to competing effectively in the current managed care environment. As a result, we believe that our store development program is an important part of our ability to maintain our leadership position in the chain drugstore industry.


WORKING CAPITAL PRACTICES

We generally finance our inventory and capital expenditure requirements with internally generated funds and our commercial paper program. We currently expect to continue to utilize our commercial paper program during 1999 to support our working capital needs. In addition, we may elect to use long-term borrowings in the future to support our continued growth. Due to the nature of the retail drugstore business, third party insurance programs currently pay for approximately 84% of our pharmacy sales. These claims are generally settled in less than 30 days. Our customer returns are not significant.

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

RELATIONSHIPS WITH SUPPLIERS

We centrally purchase most of our merchandise, including prescription drugs, directly from manufacturers. This purchasing strategy allows us to take advantage of the promotional and volume discount programs that certain manufacturers offer to retailers. During 1998, about 85% of the merchandise purchased by us was received by one of our distribution centers for redistribution to our stores. The balance of our store merchandise is shipped directly to our stores from manufacturers and distributors at prices negotiated at the corporate level. We believe that the loss of any one supplier or group of suppliers under common control would not materially affect our business.

CUSTOMER SERVICE

We strive to provide the highest levels of service to our customers and partners. As a result, we devote considerable time and attention to people, systems and service standards. We emphasize attracting and training friendly and helpful associates to work in our stores and throughout our organization. Each CVS store receives a formal customer service evaluation twice per year, based on a mystery shopper program, customer letters and calls, and market research. Our priority on customer service extends into the managed care portion of our business as well. In every market, a Managed Care Service Team ensures that managed care partners receive high levels of service. Our pharmacists consistently rank among the best in the industry on measurements of trust, relationship building and accessibility. This high level of service and expertise has played a key role in the growth of our pharmacy operations.

GOVERNMENT REGULATION

Our pharmacies and pharmacists must be licensed by the appropriate state boards of pharmacy. Our pharmacies and distribution centers are also registered with the Federal Drug Enforcement Administration. Because of these licensing and registration requirements, we must comply with various statutes, rules and regulations, a violation of which could result in a suspension or revocation of these licenses or registrations. Under the Omnibus Budget Reconciliation Act of 1990, our pharmacists are required to offer counseling, without charge, to customers covered by Medicare about medication, dosage, delivery system, potential side effects and other information deemed significant by our pharmacists. Our pharmacists routinely offer such counseling to all customers.

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


CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

In this report and in the documents incorporated by reference (as well as in other public filings, press releases and oral statements made by Company management), we make forward-looking statements about future events that have not yet happened. These statements are subject to risks and uncertainties. Forward-looking statements include information concerning:

- our future results of operations, cost savings and synergies following the Revco and Arbor mergers;

- our ability to elevate the performance level of Revco stores following the Revco merger;

-  our ability to continue to achieve significant sales growth;

- our belief that we can continue to improve operating performance by relocating existing in-line stores to freestanding locations;

- our ability to continue to reduce selling, general and administrative expenses as a percentage of net sales; and

- the ability of the Company and our key vendors and suppliers to successfully manage issues presented by the Year 2000.

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

- future federal and/or state regulatory and legislative actions affecting CVS and/or the chain drugstore industry; consumer preferences and spending patterns;

- competition from other drugstore chains, from alternative distribution channels such as supermarkets, membership clubs, mail order companies and internet companies (e-commerce) and from other third party plans; and

- the continued efforts of health maintenance organizations, managed care organizations, pharmacy benefit management companies and other third party payors to reduce prescription drug costs.

OPERATING FACTORS

- our ability to combine the businesses of CVS, Revco and Arbor and maintain current operating performance levels during the integration period(s) and the challenges inherent in diverting the Company's management focus and resources from other strategic opportunities and from operational matters for an extended period of time during the integration process(es);

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

-  our ability to continue to purchase inventory on favorable terms;

- our ability to attract, hire and retain suitable pharmacists and management personnel;

- our ability to establish effective promotional and pricing strategies in the different geographic markets in which we operate; and

-  our relationships with suppliers.

ITEM 2. PROPERTIES


We lease most of our stores under long-term leases that vary as to rental amounts and payments, expiration dates, renewal options and other rental provisions. We do not think that any individual store lease is significant in relation to our overall business. For additional information on the amount of our rental obligations for retail store leases, see Note 6 of "Notes to Consolidated Financial Statements" of our 1998 Annual Report to Shareholders that is set forth in Part IV: Item 14(A) of this Form 10-K/A.



Our stores are supported by 10 owned distribution centers, which are located in Rhode Island, New Jersey, Virginia, Indiana, Alabama, Pennsylvania, Tennessee, North Carolina, South Carolina and Michigan. These distribution centers contain an aggregate of approximately 5,400,000 square feet. In addition, we lease additional space near our distribution centers to handle certain distribution needs.


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


CVS is a party to two lawsuits that have been filed against various pharmaceutical manufacturers and wholesalers. The first lawsuit, IN RE BRAND NAME PRESCRIPTION DRUGS ANTITRUST LITIGATION, is a class action that was consolidated in 1994 in the U.S. District Court for the Northern District of Illinois, Eastern Division. The class plaintiffs of the suit, approximately 40,000 retail pharmacy operators, allege that approximately twenty defendant manufacturers and wholesalers conspired to fix and/or stabiliz the price of the prescription drugs sold to retail pharmacies in violation of the Sherman Antitrust Act. CVS is a member of the plaintiff class. The relief sought includes unspecified money damages and injunctive relief. With respect to this suit, approximately fifteen defendants have agreed to settlements totaling $720 million. The class plaintiffs were not able to reach settlements with the four remaining defendants, namely Forest Laboratories, G.D. Searle & Co., Johnson & Johnson and Novartis. As a result, a trial on the claims was commenced in September 1998. The trial resulted in a directed verdict in favor of the remaining four defendants, which was entered by the Court on November 30, 1998. With the exception of one claim, the U.S. Court of Appeals for the Seventh Circuit has affirmed the directed verdict. The exception was remanded back to the U.S. District Court for the Northern District of Illinois, Eastern Division for further proceedings, which have not yet been scheduled.

The second lawsuit, RITE-AID CORPORATION, ET AL. VS. ABBOTT LABORATORIES, ET AL., was filed by individual chain pharmacies, including Revco D.S., Inc. The suit was filed in the U.S. District Court for the Middle District of Pennsylvania in October 1993. The suit alleges unlawful price discrimination by approximately 15 defendant drug manufacturers and wholesalers against approximately 17 retail pharmacy operators, in violation of the Robinson-Patman Act, and also asserts a conspiracy in violation of the Sherman Act. The relief sought includes unspecified money damages and injunctive relief. A few settlements have been reached to date and the case is expected to go to trial by no earlier than the latter part of 1999.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following is an unnumbered Item in Part I of this report.

-------------------------------------------------------------------------------------------------------------------------
        NAME AND CURRENT POSITION                              Five-Year Business History                          Age
-------------------------------------------------------------------------------------------------------------------------
CHARLES C. CONAWAY                              Executive Vice President and Chief Financial Officer of            38
  Executive Vice President and Chief            CVS Corporation since July 1996; Executive Vice President and
  Financial Officer, CVS Corporation and        Chief Financial Officer of CVS Pharmacy, Inc. since February
  CVS Pharmacy, Inc.                            1995; Senior Vice President - Pharmacy of CVS Pharmacy, Inc.,
                                                September 1992 - February 1995
-------------------------------------------------------------------------------------------------------------------------
STANLEY P. GOLDSTEIN                            Chairman of the Board of CVS Corporation since January 1987;       64
  Chairman of the Board, CVS Corporation        Chief Executive Officer of CVS Corporation, October 1996 - May
                                                1998; President and Chief Executive Officer of Melville
                                                Corporation, January 1987 - October 1996
-------------------------------------------------------------------------------------------------------------------------
ROSEMARY MEDE                                   Vice President of CVS Corporation and Senior Vice President -      52
  Vice President, CVS Corporation               Human Resources of CVS Pharmacy, Inc. since October 1997; Vice
  Senior Vice President - Human Resources,      President/General Manager of Business Services, Becton Dickinson
  CVS Pharmacy, Inc.                            & Co., December 1995 - September 1997; Various management positions in human resources, Becton Dickinson & Co., 1998 - November 1995
-------------------------------------------------------------------------------------------------------------------------
LARRY J. MERLO                                  Vice President of CVS Corporation since October 1996; Executive    43
  Vice President, CVS Corporation               Vice President - Stores of CVS Pharmacy, Inc. since March 1998;
  Executive Vice President - Stores,            Senior Vice President - Stores of CVS Pharmacy, Inc., January 1994
  CVS Pharmacy, Inc.                            - March 1998
-------------------------------------------------------------------------------------------------------------------------
DANIEL C. NELSON                                Vice President of CVS Corporation since October 1996; Executive    49
  Vice President, CVS Corporation               Vice President - Marketing of CVS Pharmacy, Inc., since
  Executive Vice President - Marketing,         September 1993
  CVS Pharmacy, Inc.
--------------------------------------------------------------------------------------------------------------------------
THOMAS M. RYAN                                  President and Chief Executive Officer of CVS Corporation since     46
  President and Chief Executive                 May 1998; Vice Chairman and Chief Operating Officer of CVS
  Officer, CVS Corporation and                  Corporation, October 1996 - May 1998; President and Chief
  CVS Pharmacy, Inc.                            Executive Officer of CVS Pharmacy, Inc. since January 1994;
                                                Executive Vice President - Stores of CVS Pharmacy, Inc., January
                                                1990 - January 1994
--------------------------------------------------------------------------------------------------------------------------
DOUGLAS A. SGARRO                               Vice President of CVS Corporation and Senior Vice President -      39
  Vice President, CVS Corporation               Administrative and Chief Legal Officer of CVS Pharmacy, Inc.
  Senior Vice President -                       since September 1997; Partner in the New York City office of the
  Administration and Chief Legal                law firm of Brown & Wood LLP, January 1993 - August 1997
  Officer, CVS Pharmacy, Inc.
--------------------------------------------------------------------------------------------------------------------------
LARRY D. SOLBERG                                Vice President of CVS Corporation since October 1996; Senior       51
  Vice President and Controller,                Vice President - Finance and Controller of CVS Pharmacy, Inc.
  CVS Corporation                               since March 1996; Vice President and Controller of CVS Pharmacy,
  Senior Vice President -                       Inc., October 1994 - March 1996; Senior Vice President of PIMMS
  Finance and Controller, CVS                   Corp., September 1993 - October 1994
  Pharmacy, Inc.
--------------------------------------------------------------------------------------------------------------------------

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this item is included in our 1998 Annual Report to Shareholders under the caption "Quarterly Financial Information," and is incorporated into this report by reference.

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

ITEM 6. SELECTED FINANCIAL DATA


===================================================================================================================================
                                            As Restated       As Restated
In millions, except per share amounts          1998(1)           1997(1)            1996              1995              1994
-----------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS:(5)
   Net sales                                 $15,273.6         $13,749.6          $11,831.6         $10,513.1          $ 9,469.1
   Gross margin(2)                             4,129.2           3,718.3            3,300.9           2,960.0            2,707.3
   Selling, general & administrative           2,949.0           2,776.0            2,490.8           2,336.4            2,121.0
   Depreciation and amortization                 249.7             238.2              205.4             186.4              169.5
   Merger, restructuring and other
     nonrecurring charges                        178.6             422.4               12.8             165.5                 --
-----------------------------------------------------------------------------------------------------------------------------------
   Operating profit(3)                           751.9             281.7              591.9             271.7              416.8
   Other expense (income), net                    60.9              44.1              (51.5)            114.0               86.6
   Income tax provision                          306.5             149.2              271.0              74.3              144.3
-----------------------------------------------------------------------------------------------------------------------------------
   Earnings from continuing operations
     before extraordinary item(4)            $   384.5         $    88.4          $   372.4         $    83.4          $   185.9
===================================================================================================================================

PER COMMON SHARE DATA:
   Earnings from continuing operations
     before extraordinary item:(4)
       Basic                                 $    0.96         $    0.20          $    0.98         $    0.18          $    0.47
       Diluted                                    0.95              0.19               0.95              0.18               0.47
   Cash dividends per common share              0.2250            0.2200             0.2200            0.7600             0.7600
===================================================================================================================================

FINANCIAL POSITION AND OTHER DATA:
   Total assets                              $ 6,686.2         $ 5,920.5          $ 6,014.9         $ 6,614.4          $ 7,202.9
   Total long-term debt                          275.7             290.4            1,204.8           1,056.3            1,012.3
   Total shareholders equity                   3,110.6           2,626.5            2,413.8           2,567.4            3,341.4
   Number of stores (at end of period)           4,122             4,094              4,204             3,715              3,617
===================================================================================================================================

(1) The selected financial data as of December 31, 1997 and for the years ended December 31, 1998 and 1997 has been restated. Please read Notes 15 and 16 to the consolidated financial statements for additional information.

(2) Gross margin includes the pre-tax effect of the following nonrecurring charges: (i) in 1998, $10.0 million ($5.9 million after-tax) related to the markdown of noncompatible Arbor merchandise and (ii) in 1997, $75.0 million ($49.9 million after-tax) related to the markdown of noncompatible Revco merchandise.

(3) Operating profit includes the pre-tax effect of the charges discussed in Note (2) above and the following merger, restructuring and other nonrecurring charges: (i) in 1998, $147.3 million ($101.3 million after-tax) related to the merger of CVS and Arbor and $31.3 million ($18.4 million after-tax) of nonrecurring costs incurred in connection with eliminating Arbor's information technology systems and Revco's noncompatible store merchandise fixtures, (ii) in 1997, $337.1 million ($229.8 million after-tax) related to the merger of CVS and Revco, $54.3 million ($32.0 million after-tax) million of nonrecurring costs incurred in connection with eliminating Revco's information technology systems and noncompatible store merchandise fixtures and $31.0 million ($19.1 million after-tax) related to the restructuring of Big B, Inc., (iii) in 1996, $12.8 million ($6.5 million after-tax) related to the write-off of costs incurred in connection with the failed merger of Rite Aid Corporation and Revco and (iv) in 1995, $165.5 million ($97.7 million after-tax) related to the Company's strategic restructuring program and the early adoption of SFAS No. 121, and $49.5 million ($29.1 million after-tax) related to the Company changing its policy from capitalizing internally developed software costs to expensing the costs as incurred, outsourcing information technology functions and retaining former employees until their respective job functions were transitioned.

(4) Earnings from continuing operations before extraordinary item and earnings per common share from continuing operations before extraordinary item include the after-tax effect of the charges discussed in Notes (2) and (3) above and a $121.4 million ($72.1 million after-tax) gain realized during 1996 upon the sale of equity securities received from the sale of Marshalls.

(5) Prior to the mergers, Arbor's fiscal year ended on July 31 and Revco's fiscal year ended on the Saturday closest to May 31. In recording the business combinations, Arbor's and Revco's historical stand-alone consolidated financial statements have been restated to a December 31 year-end, to conform to CVS' fiscal year-end. As permitted by the rules and regulations of the Securities and Exchange Commission, Arbor's fiscal year ended July 31, 1995 and Revco's fiscal year ended June 3, 1995 have been combined with CVS' fiscal year ended December 31, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We strongly recommend that you read our accompanying audited consolidated financial statements and footnotes along with this important discussion and analysis.

RECENT DEVELOPMENT

On May 11, 1999, CVS filed a registration statement with the Securities and Exchange Commission related to an exchange offer for the $300 million of debt securities that CVS sold in a private placement on February 11, 1999.

In connection with the SEC's review of that registration statement, CVS has restated its consolidated financial statements for 1997 and 1998 to reflect the effect of the adjustments discussed in Notes 15 and 16 to the consolidated financial statements. As a result of the restatement, earnings from continuing operations increased $11.9 million (or $0.03 per diluted common share) in 1997 and decreased $11.9 million (or $0.03 per diluted common share) in 1998.

What should investors and analysts know about the restatement?

- The restatement simply shifted non-recurring costs that were related to the CVS/Arbor and CVS/Revco mergers between quarters in 1997 and 1998. The restatement had no effect on the two years when viewed together.

-  The restatement has no effect on 1999 or future years.

- The restatement has no effect on historical cash flows or future cash flow requirements.

- The restatement has no effect on earnings from continuing operations before merger, restructuring and other nonrecurring charges. Accordingly, we believe the restatement should not affect the financial models of analysts and investors.

The following discussion and analysis has been revised to reflect the effect of the restatement. Please read Notes 15 and 16 to the consolidated financial statements for additional information.



INTRODUCTION

1998 was an excellent year for CVS. We are pleased to report that despite the significant challenges our company faced in integrating the operations of Arbor Drugs, Inc. and Revco D.S., Inc., we achieved another record year in terms of net sales, operating profit and diluted earnings per share, excluding the effect of the nonrecurring charges and gain.

Our strong performance in 1998 translated into a 72.7% return to our shareholders. This compares to a total return of 18.1% for the Dow Jones Industrial Average and 28.6% for the S&P 500. While we are extremely proud of this accomplishment, we cannot guarantee that our future performance will result in similar returns to shareholders. Our total market capitalization grew to more than $21 billion at December 31, 1998.

As a result of the significant increase in our stock price, on May 13, 1998, the Board of Directors approved a two-for-one common stock split, effective June 15, 1998. At that time, the Board also approved an increase in our annual post-split cash dividend to $0.23 per share, underscoring their continued optimism in our prospects for future growth.

MERGERS

As you review our consolidated financial statements and footnotes, you should carefully consider the impact of the following merger transactions and the nonrecurring charges that we recorded:

CVS/ARBOR MERGER

On March 31, 1998, we completed a merger with Arbor pursuant to which 37.8 million shares of CVS common stock were exchanged for all the outstanding common stock of Arbor. We also converted Arbor's stock options into options to purchase
5.3 million shares of our common stock. The merger of CVS and Arbor was a tax-free reorganization, which we treated as a pooling of interests under Accounting Principles Board Opinion No. 16, "Business Combinations." Accordingly, we have restated our historical consolidate financial statements and footnotes to include Arbor as if it had always been owned by CVS.

The merger with Arbor made us the market share leader in metropolitan Detroit, the nation's fourth largest retail drugstore market, and strengthened our position as the nation's top drugstore retailer in terms of store count and retail prescriptions dispensed. We believe that we can achieve cost savings from the combined operations of approximately $30 million annually. This will come primarily from closing Arbor's corporate headquarters, achieving economies of scale in advertising, distribution and other operational areas, and spreading our investment in information technology over a larger store base. Please read the "Cautionary Statement Concerning Forward-Looking Statements" section below.

CVS/REVCO MERGER

On May 29, 1997, we completed a merger with Revco pursuant to which 120.6 million shares of CVS common stock were exchanged for all the outstanding common stock of Revco. We also converted Revco's stock options into options to purchase
6.6 million shares of our common stock. The merger of CVS and Revco was also a tax-free reorganization that we treated as a pooling of interests. Accordingly, we have restated our historical consolidated financial statements and footnotes to include Revco as if it had alway been owned by CVS.

The merger with Revco was a milestone event for our company in that it more than doubled our revenues and made us the nation's number one drugstore retailer in terms of store count. The merger brought us into high-growth, contiguous markets in the Mid-Atlantic, Southeast and Midwest regions of the United States.


MERGER CHARGES

During the second quarter of 1998, we recorded a $147.3 million charge to operating expenses for direct and other merger-related costs pertaining to the CVS/Arbor merger transaction and related restructuring activities. At that time, we also recorded a $10.0 million charge to cost of goods sold to reflect markdowns on noncompatible Arbor merchandise.

During the second quarter of 1997, we recorded a $337.1 million charge to operating expenses for direct and other merger-related costs pertaining to the CVS/Revco merger transaction and related restructuring activities. At that time, we also recorded a $75.0 million charge to cost of goods sold to reflect markdowns on noncompatible Revco merchandise.


INTEGRATION UPDATE

We are pleased to report that the integration of Arbor is well underway. We have already converted Arbor to CVS' accounting and store systems and closed the Troy, Michigan corporate headquarters facility. With respect to merger synergies, we achieved approximately $20 million of cost savings in 1998 and we believe we are on track to realize at least $30 million of cost savings in 1999 from the Arbor merger. Please read the "Cautionary Statement Concerning Forward-Looking Statements" section below. We are further pleased to report that the integration of Revco is now complete and we have accomplished our goal of achieving at least $100 million of annual cost savings from the Revco merger.


WHERE YOU CAN FIND MORE INFORMATION ABOUT THE MERGERS

Please read the "Results of Operations" and "Cautionary Statement Concerning Forward-Looking Statements" sections below and Notes 2, 3, 15 and 16 to the consolidated financial statements for other important information about the mergers and the nonrecurring charges that we recorded.

RESULTS OF OPERATIONS

NET SALES increased 11.1% in 1998 to $15.3 billion. This compares to increases of 16.2% in 1997 and 12.5% in 1996. Same store sales, consisting of sales from stores that have been open for more than one year, rose 10.8% in 1998, 9.7% in 1997 and 8.9% in 1996. Pharmacy same store sales increased 16.5% in 1998, 16.5% in 1997 and 13.5% in 1996. Our pharmacy sales as a percentage of total sales were 58% in 1998, 55% in 1997 and 52% in 1996. Our third party prescription sales as a percentage of total pharmacy sales were 84% in 1998, 81% in 1997 and 80% in 1996.

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

- Our front store sales growth was driven by solid performance in categories such as cosmetics, private label, seasonal, vitamins/nutrition, greeting cards, skin care, film and photofinishing, and convenience foods.

- The increase in net sales in 1998 was positively affected by our efforts to improve the performance of the Revco stores. To do this, we converted the retained Revco stores to the CVS store format and relocated certain stores. We are pleased to report that we are seeing improvements, especially in front store sales. However, the improved performance has been aided by temporary promotional events and the rate of progress has varied. We expect it to continue to vary, on a market-by-market basis.

- The increase in net sales in 1997 was positively affected by our acquisition of Big B, Inc., effective November 16, 1996. Excluding the positive impact of the Big B acquisition, net sales increased 11.3% in 1997 when compared to 1996. Please read Note 2 and Note 3 to the consolidated financial statements for other important information about the Big B acquisition.

- We have an active program in place to relocate our existing shopping center stores to larger, more convenient, freestanding locations. Historically, we have achieved significant improvements in customer count and net sales when we do this. The resulting increase in net sales has typically been driven by an increase in front store sales, which normally have a higher gross margin. We believe that our relocation program offers a significant opportunity for future growth, as 23% of our existing stores are freestanding. We currently expect to have 35% of our stores in freestanding locations by the end of 1999. Our long-term goal is to have 70-80% of our stores located in freestanding sites. We cannot, however, guarantee that future store relocations will deliver the same results as those historically achieved. Please read the "Cautionary Statement Concerning Forward-Looking Statements" section below.


GROSS MARGIN as a percentage of net sales was 27.0% in 1998. This compares to 27.0% in 1997 and 27.9% in 1996. Inventory shrinkage totaled $120 million or 0.79% of sales in 1998. This compares to 0.78% of sales in 1997 and 0.93% of sales in 1996. As you review our gross margin performance, please remember to consider the impact of the $10.0 million charge we recorded in 1998 to reflect markdowns on noncompatible Arbor merchandise and the $75.0 million charge we recorded in 1997 to reflect markdowns on noncompatible Revco merchandise. If you exclude the effect of these nonrecurring charges, our comparable gross margin as a percentage of net sales was 27.1% in 1998, 27.6% in 1997 and 27.9% in 1996.

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


TOTAL OPERATING EXPENSES were 22.1% of net sales in 1998. This compares to 25.0% in 1997 and 22.9% in 1996. As you review our performance in this area, please remember to consider the impact of the following nonrecurring charges:

- During 1998, we recorded the $147.3 million charge associated with the Arbor merger. In addition, we incurred $31.3 million of nonrecurring costs in connection with eliminating Arbor's information technology systems and Revco's noncompatible store merchandise fixtures. Please read Notes 3, 15 and 16 to the consolidated financial statements for other important information about these charges and costs.

- During 1997, we recorded the $337.1 million charge associated with the Revco merger. In addition, we incurred $54.3 million of nonrecurring costs in connection with eliminating Revco's information technology systems and removing Revco's noncompatible store merchandise fixtures. We also recorded a $31.0 million charge for certain costs associated with the restructuring of Big B. Please read Notes 3, 15 and 16 to the consolidated financial statements for other important information about these charges and costs.



- During 1996, Revco recorded a $12.8 million charge when Rite Aid Corporation announced that it had withdrawn its tender offer to acquire Revco. This event took place before we merged with Revco.

If you exclude the effect of these nonrecurring charges, comparable total operating expenses as a percentage of net sales were 20.9% in 1998, 21.9% in 1997 and 22.8% in 1996.

What have we done to improve our comparable total operating expenses as a percentage of net sales?

- We eliminated most of Arbor's existing corporate overhead in 1998 and most of Revco's in 1997.

- Our strong sales performance has consistently allowed our net sales to grow at a faster pace than total operating expenses.

- Our information technology initiatives have led to greater productivity, which has resulted in lower operating costs and improved sales. Our major IT initiatives include: Supply Chain Management, Rx2000 Pharmacy Delivery Project, and Rapid Refill.

As a result of combining the operations of CVS, Arbor and Revco, we were able to achieve substantial annual operating cost savings in 1998 and 1997. Although we are extremely proud of this accomplishment, we strongly advise you not to rely on the resulting operating expense improvement trend to predict our future performance.



OPERATING PROFIT increased $470.2 million to $751.9 million in 1998. This compares to $281.7 million in 1997 and $591.9 million in 1996. If you exclude the effect of the nonrecurring charges we recorded in gross margin and total operating expenses, our comparable operating profit increased $161.4 million (or 20.7%) to $940.5 million in 1998. This compares to $779.1 million in 1997 and $604.7 million in 1996. Comparable operating profit as a percentage of net sales was 6.2% in 1998, 5.7% in 1997 and 5.1 in 1996.



OTHER EXPENSE (INCOME), NET consisted of the following for the years ended December 31:

===================================================================================
In millions                                1998             1997           1996
-----------------------------------------------------------------------------------
Gain on sale of securities              $     --         $     --       $(121.4)
Dividend income                               --               --          (5.6)
Interest expense                            69.7             59.1          84.7
Interest income                             (8.8)           (15.0)         (9.2)
Other expense (income), net             $   60.9         $   44.1       $ (51.5)
===================================================================================

During 1998, our other expense (income), net increased $16.8 million due to higher interest expense and lower interest income. Our interest expense increased because we maintained higher average borrowing levels during 1998 to finance, in part, additional inventory. You should be aware that we purchased the additional inventory to support several initiatives. First we converted the Revco stores to the CVS merchandise mix. We also held promotional name change events in most Revco markets and realigned our stores and distribution centers. In order to properly support these important initiatives, we decided to temporarily increase our inventory levels during 1998. We believe that our inventory levels were back to "normal" at December 31, 1998.

During 1997, our other expense (income), net increased $95.6 million to a net other expense of $44.1 million from a net other income of $51.5 million in 1996. As you review this change, you should consider the impact of the following information:

- During 1997, we recognized interest income on a note receivable that we received when we sold Kay-Bee Toys in 1996. This note was sold in 1997. We also had lower interest expense in 1997 because we retired most of the higher interest rate debt we absorbed as part of the CVS/Revco Merger.

- During 1996, we recognized a $121.4 million gain when we sold certain equity securities that we received when we sold Marshalls in 1995.


INCOME TAX PROVISION - Our effective income tax rate was 44.4% in 1998. This compares to 62.8% in 1997 and 42.1% in 1996. Our effective income tax rates were higher in 1998 and 1997 because certain components of the charges we recorded in conjunction with the CVS/Arbor and CVS/Revco merger transactions were not deductible for income tax purposes.

EARNINGS FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY ITEM increased $296.1 million to $384.5 million (or $0.95 per diluted share) in 1998. This compares to $88.4 million (or $0.19 per diluted share) in 1997 and $372.4 million (or $0.95 per diluted share) in 1996. If you exclude the effect of the nonrecurring charges we recorded in cost of goods sold and total operating expenses and the gain on sale of securities included in other expense (income), net, our comparable earnings from continuing operations before extraordinary item increased 21.7% to $510.1 million (or $1.26 per diluted share) in 1998. This compares to $419.2 million (or $1.05 per diluted share) in 1997 and $306.8 million (or $0.78 per diluted share) in 1996.


DISCONTINUED OPERATIONS - In November 1997, we completed the final phase of a comprehensive strategic restructuring program, under which we sold Marshalls, Kay-Bee Toys, Wilsons, This End Up and Bob's Stores. As part of this program, we also completed the spin-off of Footstar, Inc., which included Meldisco, Footaction and Thom McAn, completed the initial and secondary public offerings of Linens 'n Things and eliminated certain corporate overhead costs. As part of completing this program, we recorded an after-tax charge of $20.7 million during the second quarter of 1997 and $148.1 million during the second quarter of 1996 to finalize our original liability estimates. Please read Note 4 to the consolidated financial statements for other important information about this program.

EXTRAORDINARY ITEM - During the second quarter of 1997, we retired $865.7 million of the debt we absorbed when we acquired Revco. As a result, we recorded a charge for an extraordinary item, net of income taxes, of $17.1 million. The extraordinary item included the early retirement premiums we paid and the balance of our deferred financing costs.


NET EARNINGS were $384.5 million (or $0.95 per diluted share) in 1998. This compares to $88.8 million (or $0.19 per diluted share) in 1997 and $208.2 million (or $0.52 per diluted share) in 1996.


LIQUIDITY & CAPITAL RESOURCES

LIQUIDITY ~ The Company has three primary sources of liquidity: cash provided by operations, commercial paper and uncommitted lines of credit. Our commercial paper program is supported by a $670 million, five-year unsecured revolving credit facility that expires on May 30, 2002 and a $460 million, 364 day unsecured revolving credit facility that expires on June 26, 1999. Our credit facilities contain customary financial and operating covenants. We believe that the restrictions contained in these covenants do not materially affect our financial or operating flexibility. We can also obtain up to $35.0 million of short-term financing through various uncommitted lines of credit. As of December 31, 1998, we had $736.6 million of commercial paper outstanding at a weighted average interest rate of 5.8% and $34.5 million outstanding under our uncommitted lines of credit at a weighted average interest rate of 4.8%.


During 1998, net cash provided by operations increased $326.8 million to $221.0 million. This compares to net cash used in operations of $105.8 million in 1997 and net cash provided by operations of $327.2 million in 1996. The improvement in 1998 was primarily the result of higher net earnings. During 1997, cash flow from operations was negatively impacted by an increase in inventory and by payments associated with the Revco merger. You should be aware that cash flow from operations will continue to be negatively impacted by future payments associated with the Arbor and Revco mergers and the Company's strategic restructuring program. As of December 31, 1998, the future cash payments associated with these programs totaled $152.9 million. These payments primarily include: (i) $19.1 million for employee severance, which extends through 2000,
(ii) $11.3 million for retirement benefits and related excess parachute payment excise taxes, which extend for a number of years to coincide with the future payment of retirement benefits, and (iii) $119.1 million for continuing lease obligations, which extend through 2020.


CAPITAL RESOURCES ~ With a total debt to capitalization ratio of 25.4% at December 31, 1998, we are pleased to report that our financial condition remained strong at year-end. Although there can be no assurance and assuming market interest rates remain favorable, we currently believe that we will continue to have access to capital at attractive interest rates in 1999.


We further believe that our cash on hand and cash provided by operations, together with our ability to obtain additional short-term and long-term financing, will be sufficient to cover our future working capital needs, capital expenditures and debt service requirements for at least the next twelve months. Please read the "Cautionary Statement Concerning Forward-Looking Statements" section below.

CAPITAL EXPENDITURES

Our capital expenditures totaled $502.3 million in 1998. This compares to $341.6 million in 1997 and $328.9 million in 1996. During 1998, we opened 184 new stores, relocated 198 existing stores and closed 156 stores. During 1999, we expect that our capital expenditures will total approximately $450-$500 million. This currently includes a plan to open 140 new stores, relocate 300 existing stores and close 130 stores. As of December 31, 1998, we operated 4,122 stores in 24 states and the District of Columbia. This compares to 4,094 stores as of December 31, 1997.

GOODWILL

In connection with various acquisitions which were accounted for as purchase transactions, we recorded goodwill, which represented the excess of the purchase price we paid over the fair value of the net assets we acquired. The goodwill we recorded in these transactions is being amortized on a straight-line basis, generally over periods of 40 years.


We evaluate goodwill for impairment whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. Under these conditions, we would compare our estimated undiscounted future cash flows to our carrying amounts. If our carrying amounts exceeded our expected undiscounted future cash flows, we would consider the goodwill to be impaired and we would record an impairment loss. We do not currently believe that any of our goodwill is impaired.


RECENT ACCOUNTING PRONOUNCEMENTS

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," effective for fiscal years beginning after December 15, 1998. This statement defines which costs incurred to develop or purchase internal-use software should be capitalized and which costs should be expensed. We are in the process of determining what impact, if any, this pronouncement will have on our consolidated financial statements.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivative instruments on their balance sheet at fair value and establishes new accounting practices for hedge instruments. This statement is effective for years beginning after June 15, 1999. We are in the process of determining what impact, if any, this pronouncement will have on our consolidated financial statements.

DISCRIMINATORY PRICING LITIGATION AGAINST DRUG MANUFACTURERS AND WHOLESALERS

The Company is a party to two lawsuits which have been filed against various pharmaceutical manufacturers and wholesalers:

- The first lawsuit is a class action that alleges that manufacturers and wholesalers conspired to fix and/or stabilize the price of the prescription drugs sold to retail pharmacies in violation of the Sherman Antitrust Act. In this lawsuit, CVS is a member of the plaintiff class.

- The second lawsuit was filed by individual chain pharmacies, including Revco, as plaintiffs. This lawsuit alleges unlawful price discrimination against retail pharmacies by manufacturers and wholesalers in violation of the Robinson-Patman Act, and asserts a conspiracy in violation of the Sherman Act. CVS became a party to this lawsuit when it acquired Revco.

With respect to the first lawsuit, fifteen defendants have agreed to settlements totaling $720 million. The class plaintiffs were not able to reach settlements with the four remaining defendants. As a result, a trial of the claims was commenced in September 1998. The trial resulted in a directed verdict in favor of the remaining defendents. The court has yet to approve a formula for distributing the settlement proceeds to class members. While we believe that our portion of the distribution could be significant, we cannot predict an exact dollar amount at this time.

With respect to the second lawsuit, a few settlements have been reached to date and the case is expected to go to trial in the latter part of 1999. Our portion of any settlement or judgment in this lawsuit could also be significant, but we cannot predict an exact dollar amount at this time.

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

INFORMATION TECHNOLOGY ("IT") SYSTEMS - We have completed the assessment phase for each of our critical information technology systems. Our IT business systems include point-of-sale, Rx2000 pharmacy, supply chain management, financial accounting and other corporate office systems. To date, we have modified or replaced approximately 85% of our critical IT business systems. We currently expect to modify or replace the remaining critical business systems by the end of the second quarter of 1999 and complete our systems testing by the end of the third quarter of 1999.

NON-IT SYSTEMS - We are currently in the process of completing the assessment phase for each of our critical non-IT business systems, including those with embedded chip technology. Our non-IT business systems include distribution center logistics, HVAC, energy management, facility alarms and key entry systems. To date, we have modified or replaced approximately 30% of our critical non-IT business systems. We currently expect to modify or replace the remaining critical non-IT business systems and complete our systems testing by the end of the third quarter of 1999.


BUSINESS PARTNERS - As part of our project work plan, we have been communicating with our key business partners, including our vendors, suppliers, financial institutions, managed care organizations, pharmacy benefit managers, third party insurance programs and governmental agencies to determine the status of their Year 2000 compliance programs. As part of our communication program, we required each of our key business partners to complete a Year 2000 readiness questionnaire. To date, approximately 90% of our business partners have responded, most of which have indicated that their ability to supply us will not be affected by the Year 2000 issue. We expect to complete our communications program during the third quarter of 1999. Should one or more of our critical business partners become unable to deliver the merchandise or services we require, we can often obtain similar merchandise or services from other sources. Because we are relying on information provided to us by outside parties, we cannot provide assurance that the information we receive is either complete or accurate. Therefore, we cannot provide assurance that we will not be adversely affected by the Year 2000 issues of our business partners. However, we believe that ongoing communication will continue to minimize our risk.


POTENTIAL RISKS - The potential risks associated with failing to remediate our Year 2000 issues include: temporary disruptions in store operations; temporary disruptions in the ordering, receiving and shipping of merchandise and in the ordering and receiving of other goods and services; temporary disruptions in the billing and collecting of accounts receivable; temporary disruptions in services provided by banks and other financial institutions; temporary disruptions in communication services; and temporary disruptions in utility services.

INCREMENTAL COST -We currently estimate that the incremental cost associated with completing our Year 2000 work plan will be approximately $10 million, about half of which had been incurred through December 31, 1998. This estimate could change as additional information becomes available. The cost to resolve our Year 2000 issues will be funded through our operating cash flows.


CONTINGENCY PLAN - We are currently in the process of developing a contingency plan for each area in our organization that could be affected by the Year 2000 issue. We anticipate that our contingency plan will be completed during the third quarter of 1999. Although we currently anticipate minimal business disruption, the failure of either the Company or one or more of our major business partners to remediate critical Year 2000 issues could have a materially adverse impact on our business, operations and financial condition. Please read the "Cautionary Statement Concerning Forward Looking Statements" section below.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this Annual Report that are subject to risks and uncertainties. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. We strongly recommend that you become familiar with the specific risks and uncertainties that we have outlined for you under the caption "Cautionary Statement Concerning Forward-Looking Statements" in Part I: Item 1 of this Annual Report on Form 10-K/A.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into any transactions using derivative financial instruments or derivative commodity instruments and we do not believe that there is any material market risk exposure with respect to other financial instruments (such as fixed and variable rate borrowings), which would require disclosure under this Item.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth in Item 14(A) of this Form 10-K/A.


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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A.   FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS


1.   FINANCIAL STATEMENTS (AS RESTATED)

The consolidated balance sheets as of December 31, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1998, 1997 and 1996 and the related notes to the consolidated financial statements and Independent Auditors' Report thereon are attached hereto commencing on page 28 of this Annual Report on Form 10-K/A.

2. SCHEDULES

The following schedule appears on page 26 of this report:



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

3.2 By-laws of the Registrant, as amended and restated, [incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998].

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


EXHIBIT               DESCRIPTION
-------               -----------

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

              (vii)* Supplemental Retirement Plan for Select Senior Management of Melville Corporation II as amended through July 1995
                      [incorporated by reference to Exhibit 10(iii)(A)(viii) to Melville's Annual Report on Form 10-K for the fiscal year ended December 31, 1995].


EXHIBIT               DESCRIPTION
-------               -----------

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

              (xv)*   Form of Collateral Assignment and Executive Life Insurance
                      Agreement between Registrant and each of Messrs. Ryan, Conaway, Nelson and Merlo, [incorporated by reference to
                      Exhibit 10.11(xv) to the Registrant's Annual Report on
                      Form 10-K for the fiscal year ended December 31, 1998].

            (xvi)*    Consulting Agreement between CVS Corporation and Eugene
                      Applebaum [incorporated by reference to Exhibit 99(d) to Registrant's Registration Statement No. 333-47193 on Form S-4 filed March 2, 1998].

21* Subsidiaries of the Registrant [incorporated by reference to Exhibit 21 to the Registrant's Annual Report on Form
                      10-K for the fiscal year ended December 31, 1998].

23                    Consent of KPMG LLP.

27.1                  Restated Financial Data Schedule -- December 31, 1998
                      [Filed electronically with SEC only].

27.2                  Restated Financial Data Schedule -- September 26, 1998
                      [Filed electronically with SEC only].

27.3 Restated Financial Data Schedule -- June 27, 1998 [Filed electronically with SEC only].

27.4 Restated Financial Data Schedule -- March 28, 1998 [Filed electronically with SEC only].

27.5                  Restated Financial Data Schedule -- December 31, 1997
                      [Filed electronically with SEC only].

27.6                  Restated Financial Data Schedule -- September 27, 1997
                      [Filed electronically with SEC only].

27.7 Restated Financial Data Schedule -- June 28, 1997 [Filed electronically with SEC only].

27.8 Restated Financial Data Schedule -- March 29, 1997 [Filed electronically with SEC only].

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


We incorporate by reference into Part II (Item 5) specified portions of our 1998 Annual Report to Shareholders. We also incorporate by reference into Part III (Items 10, 11, 12 and 13) specified portions of our Proxy Statement for the 1999 Annual Meeting of Shareholders, scheduled to be held on April 14, 1999.


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

                                 CVS Corporation
                               Investor Relations
                          670 White Plains Road - Suite
                             210 Scarsdale, NY 10583
                            Telephone: (800) 201-0938

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders
CVS Corporation:

Under date of January 27, 1999, except for Note 15, to which the date is November 12, 1999, we reported on the consolidated balance sheets of CVS Corporation and subsidiaries as of December 31, 1998 and 1997, and related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998, included in the December 31, 1998 annual report on Form 10-K/A of CVS Corporation. In connection with our audits of the aforementioned consolidated financial statements, we also audited the consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The consolidated balance sheet as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997, have been restated as discussed in
Note 15.



/s/ KPMG LLP
------------
KPMG LLP

Providence, Rhode Island
January 27, 1999, except for Note 15,
to which the date is November 12, 1999

                                 CVS CORPORATION
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTs

--------------------------------------------------------------------------------------------
                                      BALANCE AT     ADDITIONS     DEDUCTIONS     BALANCE
                                     BEGINNING OF    CHARGED TO    CHARGED TO     AT END
IN MILLIONS                             YEAR        PROFIT & LOSS  RESERVE(1)     OF YEAR
--------------------------------------------------------------------------------------------
ACCOUNTS RECEIVABLE ALLOWANCE
FOR DOUBTFUL ACCOUNTS:

Year Ended December 31, 1998        $  39.2           $   6.3        $   5.7        $  39.8
--------------------------------------------------------------------------------------------

Year Ended December 31, 1997           36.9               7.9            5.6           39.2
--------------------------------------------------------------------------------------------

Year Ended December 31, 1996           59.3              11.6           34.0           36.9
--------------------------------------------------------------------------------------------

(1) 1996 includes a deduction of $21.2 million that relates to the actual write-off of certain receivables of former operating businesses that were retained by the company subsequent to the sale of the related operating businesses.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 CVS CORPORATION

Date:  November 16, 1999         By: /s/ DAVID B. RICKARD
                                     ---------------------------
                                     David B. Rickard
                                     Executive Vice President and
                                     Chief Financial Officer

INDEPENDENT AUDITORS' REPORT
KPMG LLP


Board of Directors and Shareholders
CVS Corporation:

We have audited the accompanying consolidated balance sheets of CVS Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CVS Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

The consolidated balance sheet as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997, have been restated as discussed in
Note 15.



/s/ KPMG LLP
------------

KPMG LLP
Providence, Rhode Island
January 27, 1999, except for Note 15,
to which the date is November 12, 1999

Consolidated Statements of Operations

==========================================================================================================================
                                                                                     YEARS ENDED DECEMBER 31,
                                                                            AS RESTATED     AS RESTATED
IN MILLIONS, EXCEPT PER SHARE AMOUNTS                                          1998             1997            1996
--------------------------------------------------------------------------------------------------------------------------
Net sales                                                                    $  15,273.6     $  13,749.6      $  11,831.6
Cost of goods sold, buying and warehousing costs                                11,144.4        10,031.3          8,530.7
--------------------------------------------------------------------------------------------------------------------------
     Gross margin                                                                4,129.2         3,718.3          3,300.9

Selling, general and administrative expenses                                     2,949.0         2,776.0          2,490.8
Depreciation and amortization                                                      249.7           238.2            205.4
Merger, restructuring and other nonrecurring charges                               178.6           422.4             12.8
--------------------------------------------------------------------------------------------------------------------------
     Total operating expenses                                                    3,377.3         3,436.6          2,709.0
--------------------------------------------------------------------------------------------------------------------------
Operating profit                                                                   751.9           281.7            591.9

Gain on sale of securities                                                            --              --           (121.4)
Dividend income                                                                       --              --             (5.6)
Interest expense, net                                                               60.9            44.1             75.5
--------------------------------------------------------------------------------------------------------------------------
     Other expense (income), net                                                    60.9            44.1            (51.5)
--------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations before income taxes and
  extraordinary item                                                               691.0           237.6            643.4
Income tax provision                                                              (306.5)         (149.2)          (271.0)
--------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations before extraordinary item                      384.5            88.4            372.4
Discontinued operations:
     Loss from operations, net of tax benefit of $31.0                                --              --            (54.8)
     Gain (loss) on disposal, net of tax (provision) benefit of
       $(12.4) and $56.2 in 1997 and 1996, respectively and minority
       interest of $22.2 in 1996                                                      --            17.5           (109.4)
--------------------------------------------------------------------------------------------------------------------------
     Earnings (loss) from discontinued operations                                     --            17.5           (164.2)
--------------------------------------------------------------------------------------------------------------------------
Earnings before extraordinary item                                                 384.5           105.9            208.2
Extraordinary item, loss related to early retirement of
     debt, net of income tax benefit of $11.4                                         --           (17.1)              --
--------------------------------------------------------------------------------------------------------------------------
Net earnings                                                                       384.5            88.8      $     208.2
Preference dividends, net of income tax benefit                                    (13.6)          (13.7)           (14.5)
--------------------------------------------------------------------------------------------------------------------------
Net earnings available to common shareholders                                $     370.9     $      75.1      $     193.7
==========================================================================================================================

BASIC EARNINGS PER COMMON SHARE:
     Earnings from continuing operations before extraordinary item           $      0.96     $      0.20      $      0.98
     Earnings (loss) from discontinued operations                                     --            0.05            (0.45)
     Extraordinary item, net of tax benefit                                           --           (0.05)              --
--------------------------------------------------------------------------------------------------------------------------
     Net earnings                                                            $      0.96     $      0.20      $      0.53
--------------------------------------------------------------------------------------------------------------------------
     Weighted average common shares outstanding                                    387.1           377.2            366.9
==========================================================================================================================

DILUTED EARNINGS PER COMMON SHARE:
     Earnings from continuing operations before extraordinary item           $      0.95     $      0.19      $      0.95
     Earnings (loss) from discontinued operations                                     --            0.05            (0.43)
     Extraordinary item, net of tax benefit                                           --           (0.05)              --
     Net earnings                                                            $      0.95     $      0.19      $      0.52
     Weighted average common shares outstanding                                    405.2           385.1            383.6
==========================================================================================================================
DIVIDENDS DECLARED PER COMMON SHARE                                          $     0.225     $     0.220      $     0.220
==========================================================================================================================


See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

=================================================================================================================================
                                                                                                          DECEMBER 31,
                                                                                                                     AS RESTATED
IN MILLIONS, EXCEPT PER SHARE AMOUNTS                                                                  1998             1997
---------------------------------------------------------------------------------------------------------------------------------
ASSETS:
     Cash and cash equivalents                                                                        $   180.8      $    192.5
     Accounts receivable, net                                                                             650.3           452.4
     Inventories                                                                                        3,190.2         2,882.4
     Other current assets                                                                                 327.9           356.4
---------------------------------------------------------------------------------------------------------------------------------
       TOTAL CURRENT ASSETS                                                                             4,349.2         3,883.7

     Property and equipment, net                                                                        1,351.2         1,072.3
     Goodwill, net                                                                                        724.6           711.5
     Deferred charges and other assets                                                                    261.2           253.0
---------------------------------------------------------------------------------------------------------------------------------
       TOTAL ASSETS                                                                                   $ 6,686.2      $  5,920.5
=================================================================================================================================

LIABILITIES:
     Accounts payable                                                                                 $ 1,286.3      $  1,233.7
     Accrued expenses                                                                                   1,061.3         1,098.3
     Short-term borrowings                                                                                771.1           466.4
     Current maturities of long-term debt                                                                  14.6            41.9
---------------------------------------------------------------------------------------------------------------------------------
       TOTAL CURRENT LIABILITIES                                                                        3,133.3         2,840.3

     Long-term debt                                                                                       275.7           290.4
     Other long-term liabilities                                                                          166.6           163.3

     Commitments and contingencies (Note 13)

SHAREHOLDERS' EQUITY:
     Preferred stock, $0.01 par value: authorized 120,619 shares, 0 shares
       issued and outstanding                                                                                --              --
     Preference stock, series one ESOP convertible, par value $1.00:
       Authorized 50,000,000 shares; issued and outstanding 5,239,000 shares at
       December 31, 1998 and 5,324,000 shares at December 31, 1997                                        280.0           284.6
     Common stock, par value $0.01: authorized 1,000,000,000 shares; issued 401,380,000
       shares at December 31, 1998 and 393,734,000 shares at December 31, 1997                              4.0             3.9
     Treasury stock, at cost: 11,169,000 shares at December 31, 1998 and 11,278,0000 shares
       at December 31, 1997                                                                              (260.2)         (262.9)
     Guaranteed ESOP obligation                                                                          (270.7)         (292.2)
     Capital surplus                                                                                    1,336.4         1,154.0
     Retained earnings                                                                                  2,021.1         1,739.1
---------------------------------------------------------------------------------------------------------------------------------
       TOTAL SHAREHOLDERS' EQUITY                                                                       3,110.6         2,626.5
---------------------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                       $ 6,686.2      $  5,920.5
=================================================================================================================================

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity

====================================================================================================================================
                                                                                 YEARS ENDED DECEMBER 31,
                                                                       Shares                                 Dollars
                                                          ---------------------------------      -----------------------------------
IN MILLIONS                                                   1998         1997        1996            1998        1997         1996
------------------------------------------------------------------------------------------------------------------------------------
PREFERENCE STOCK:
    Beginning of year                                           5.3          5.6         6.3          $ 284.6     $ 298.6   $ 334.9
    Conversion to common stock                                 (0.1)        (0.3)       (0.7)            (4.6)      (14.0)    (36.3)
------------------------------------------------------------------------------------------------------------------------------------
    End of year                                                 5.2          5.3         5.6            280.0       284.6     298.6
====================================================================================================================================
COMMON STOCK:
    Beginning of year                                         393.7        369.3       357.5              3.9         3.7     357.5
    Stock options exercised and awards under stock plans        7.5         10.9         4.1              0.1         0.1       4.1
    Effect of change in par value                                --           --          --               --          --    (365.6)
    Other                                                       0.2         13.5         7.7               --         0.1       7.7
------------------------------------------------------------------------------------------------------------------------------------
    End of year                                               401.4        393.7       369.3              4.0         3.9       3.7
====================================================================================================================================
TREASURY STOCK:
    Beginning of year                                         (11.3)       (11.7)      (13.1)          (262.9)     (273.1)   (304.6)
    Conversion of preference stock                              0.2          0.5         1.4              4.2        12.2      31.6
    Other                                                      (0.1)        (0.1)         --             (1.5)       (2.0)     (0.1)
------------------------------------------------------------------------------------------------------------------------------------
    End of year                                               (11.2)       (11.3)      (11.7)          (260.2)     (262.9)   (273.1)
====================================================================================================================================
GUARANTEED ESOP OBLIGATION:
    Beginning of year                                                                                  (292.2)     (292.2)   (309.7)
    Reduction of guaranteed ESOP obligation                                                              21.5          --      17.5
------------------------------------------------------------------------------------------------------------------------------------
    End of year                                                                                        (270.7)     (292.2)   (292.2)
====================================================================================================================================
CAPITAL SURPLUS:
    Beginning of year                                                                                 1,154.0       941.2     532.4
    Conversion of preference stock                                                                        0.3         1.8       4.7
    Stock options exercised and awards under stock plans                                                176.2       195.9      56.7
    Effect of change in par value                                                                          --          --     365.6
    Other                                                                                                 5.9        15.1     (18.2)
------------------------------------------------------------------------------------------------------------------------------------
    End of year                                                                                       1,336.4     1,154.0     941.2
====================================================================================================================================
RETAINED EARNINGS:
    Beginning of year, as restated                                                                    1,739.1     1,737.9   1,956.7
    Net earnings, as restated                                                                           384.5        88.8     208.2
    Dividends:
      Preference stock, net of tax benefit                                                              (13.6)      (13.7)    (14.4)
      Redeemable preferred stock                                                                           --          --      (0.1)
      Common stock                                                                                      (88.9)      (73.9)    (51.7)
      Footstar Distribution                                                                                --          --    (360.8)
------------------------------------------------------------------------------------------------------------------------------------
    End of year, as restated                                                                          2,021.1     1,739.1   1,737.9
====================================================================================================================================
OTHER:
    Beginning of year                                                                                      --        (2.4)      0.2
    Cumulative translation adjustment                                                                      --          --      (0.2)
    Unrealized holding gain (loss) on investments, net                                                     --         2.4      (2.4)
------------------------------------------------------------------------------------------------------------------------------------
    End of year                                                                                            --          --      (2.4)
====================================================================================================================================
TOTAL SHAREHOLDERS' EQUITY, AS RESTATED                                                              $3,110.6    $2,626.5  $2,413.7
====================================================================================================================================

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

=======================================================================================================================
                                                                                          YEARS ENDED DECEMBER 31,
                                                                                    AS RESTATED  AS RESTATED
IN MILLIONS                                                                              1998       1997      1996
-----------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                         $  384.5  $   88.8  $  208.2
   Adjustments required to reconcile net earnings to net cash provided by (used in)
     operating activities:
     Depreciation and amortization                                                         249.7     242.6     262.8
     Merger, restructuring and other nonrecurring charges                                  188.6     466.4     235.0
     Deferred income taxes and other non-cash items                                         73.4    (210.1)    116.4
     Net operating loss carryforwards utilized                                               7.2      69.4      15.3
     Gain on sale of securities                                                               --        --    (121.4)
     Extraordinary item, loss on early retirement of debt, net of tax                         --      17.1        --
     Income (loss) from unconsolidated subsidiary                                             --       0.3      (4.5)
     Minority interest in net earnings                                                        --        --      22.2
   Change in assets and liabilities, excluding acquisitions and dispositions:
     (Increase) in accounts receivable, net                                               (197.9)    (82.5)     (0.8)
     (Increase) in inventories                                                            (315.0)   (566.1)   (251.0)
     (Increase) in other current assets, deferred charges and other assets                 (82.7)    (74.2)    (99.1)
     Increase in accounts payable                                                           52.6     174.7     176.5
     (Decrease) in accrued expenses                                                       (280.4)   (220.3)   (215.5)
     Increase (decrease) in federal income taxes payable and other liabilities             141.0     (11.9)    (16.9)
-----------------------------------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                       221.0    (105.8)    327.2
=======================================================================================================================
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                                    (502.3)   (341.6)   (328.9)
   Acquisitions, net of cash                                                               (62.2)       --    (373.9)
   Proceeds from sale of businesses and other property and equipment                        50.5     192.7     240.4
   Proceeds from sale of investments                                                          --     309.7     485.8
-----------------------------------------------------------------------------------------------------------------------
 NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                      (514.0)    160.8      23.4
=======================================================================================================================
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Additions to (reductions in) short-term borrowings                                      304.6     466.4     (52.0)
   Proceeds from exercise of stock options                                                 121.1     169.1      62.1
   (Reductions in) additions to long-term debt                                             (41.9)   (917.2)    128.5
   Dividends paid                                                                         (102.5)    (87.6)   (137.5)
   Other                                                                                      --        --     (25.8)
-----------------------------------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                       281.3    (369.3)    (24.7)
=======================================================================================================================
 Net (decrease) increase in cash and cash equivalents                                      (11.7)   (314.3)    325.9
 Cash and cash equivalents at beginning of year                                            192.5     506.8     180.9
-----------------------------------------------------------------------------------------------------------------------
 CASH AND CASH EQUIVALENTS AT END OF YEAR                                               $  180.8  $  192.5  $  506.8
=======================================================================================================================

See accompanying notes to consolidated financial statements.

1      SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS ~ CVS Corporation ("CVS" or the "Company") is principally in the retail drugstore business. As of December 31, 1998, the Company operated 4,122 retail drugstores, located in 24 Northeast, Mid-Atlantic, Southeast and Midwest states and the District of Columbia. See Note 12 for further information about the Company's business segments.

BASIS OF PRESENTATION AND RESTATEMENT ~ The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated. As a result of the Company's strategic restructuring program, the results of operations of the former Footwear, Apparel, and Toys and Home Furnishings segments have been classified as discontinued operations in the accompanying consolidated statements of operations. See Note 4 for further information about the Company's strategic restructuring program and discontinued operations.

On May 11, 1999, CVS filed a registration statement with the Securities and Exchange Commission related to an exchange offer for the $300 million of debt securities that CVS sold in a private placement on February 11, 1999.

In connection with the SEC's review of that registration statement, CVS has restated its consolidated financial statements for 1998 and 1997 to reflect the effect of the restatement adjustments discussed in Notes 15 and 16.

The accompanying consolidated financial statements as of December 31, 1997 and for the years ended December 31, 1998 and 1997 reflect the effect of the restatement adjustments. The restatement adjustments have no effect on 1999 or future years.

STOCK SPLIT ~ On May 13, 1998, the Company's shareholders approved an increase in the number of authorized common shares from 300 million to one billion. Also on that date, the Board of Directors authorized a two-for-one common stock split, which was effected by the issuance of one additional share of common stock for each share of common stock outstanding. These shares were distributed on June 15, 1998 to shareholders of record as of May 25, 1998. All share and per share amounts presented herein have been restated to reflect the effect of the stock split.

CASH AND CASH EQUIVALENTS ~ Cash and cash equivalents consist of cash and temporary investments with maturities of three months or less when purchased.

ACCOUNTS RECEIVABLE ~ Accounts receivable are stated net of an allowance for uncollectible accounts of $39.8 million and $39.2 million as of December 31, 1998 and 1997, respectively. The balance primarily includes trade receivables due from managed care organizations, pharmacy benefit management companies, insurance companies, governmental agencies and vendors.

INVENTORIES ~ Inventories are stated at the lower of cost or market using the first-in, first-out method.

FINANCIAL INSTRUMENTS ~ The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term borrowings. Due to the short-term nature of these instruments, the Company's carrying value approximates fair value. The Company also utilizes letters of credit to guarantee certain foreign purchases. As of December 31, 1998 and 1997, approximately $62.4 million and $58.2 million, respectively, was outstanding under letters of credit.

PROPERTY AND EQUIPMENT ~ Depreciation of property and equipment is computed on a straight-line basis, generally over the estimated useful lives of the asset or, when applicable, the term of the lease, whichever is shorter. Estimated useful lives generally range from 10 to 40 years for buildings and improvements, 3 to 10 years for fixtures and equipment, and 3 to 10 years for leasehold improvements. Maintenance and repair costs are charged directly to expense as incurred. Major renewals or replacements that substantially extend the useful life of an asset are capitalized and depreciated.

IMPAIRMENT OF LONG-LIVED ASSETS ~ The Company primarily groups and evaluates fixed and intangible assets at an individual store level, which is the lowest level at which individual cash flows can be identified. Goodwill is allocated to individual stores based on historical store contribution, which approximates store cash flow. Other intangible assets (i.e., favorable lease interests and prescription files) are typically store specific and, therefore, are directly assigned to individual stores. When evaluating assets for potential impairment, the Company first compares the carrying amount of the asset to the asset's estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows used in this analysis are less than the carrying amount of the asset, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying value of the asset to the asset's estimated future cash flows (discounted and with interest charges). If the carrying amount exceeds the asset's estimated future cash flows, an impairment loss is recorded.

DEFERRED CHARGES AND OTHER ASSETS ~ Deferred charges and other assets primarily include beneficial leasehold costs, which are amortized on a straight-line basis over the shorter of 15 years or the remaining life of the leasehold acquired, and reorganization goodwill, which is amortized on a straight-line basis over 20 years. The reorganization goodwill is the value of Revco D.S., Inc., in excess of identifiable assets, as determined during its 1992 reorganization under Chapter 11 of the United States Bankruptcy Code. See Note 11 for further information about reorganization goodwill.

GOODWILL ~ Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is amortized on a straight-line basis generally over periods of 40 years. Accumulated amortization was $85.6 million and $65.6 million at December 31, 1998 and 1997, respectively. The Company evaluates goodwill for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. If the carrying amount of the goodwill exceeds the expected undiscounted future cash flows, the Company records an impairment loss.

STORE OPENING AND CLOSING COSTS ~ New store opening costs are charged directly to expense when incurred. When the Company closes a store, the estimated unrecoverable costs, including the remaining lease obligation, are charged to expense in the year of the closing.

ADVERTISING COSTS ~ External costs incurred to produce media advertising are expensed when the advertising takes place.

INCOME TAXES ~ Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as for the deferred tax effects of tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

REVENUE RECOGNITION ~ The Company recognizes revenue from the sale of merchandise at the time the merchandise is sold. Service revenues from the Company's pharmacy benefit management segment are recognized at the time the service is provided.

VENDOR ALLOWANCES ~ The total value of any up-front or other periodic payments received from vendors that are linked to purchase commitments are initially deferred. The deferred amounts are then amortized to reduce cost of goods sold over the life of the contract based upon periodic purchase volume. The total value of any up-front or other periodic payments received from vendors that are not linked to purchase commitments are also initially deferred. The deferred amounts are then amortized to reduce cost of goods sold on a straight-line basis over the life of the related contract. Funds that are directly linked to advertising commitments are recognized as a reduction of advertising expense when the related advertising commitment is satisfied.

STOCK-BASED COMPENSATION ~ During 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under SFAS No. 123, companies can elect to account for stock-based compensation using a fair value based method or continue to measure compensation expense using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." The Company has elected to continue to account for its stock-based compensation plans under APB No. 25. See Note 7 for further information about the Company's stock incentive plans.

INSURANCE ~ The Company is self-insured for general liability, workers compensation and automobile liability claims up to $500,000. Third party insurance coverage is maintained for claims that exceed this amount. The Company's self-insurance accruals are calculated using standard insurance industry actuarial assumptions and the Company's historical claims experience.

USE OF ESTIMATES ~ The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS ~ Certain reclassifications have been made to the consolidated financial statements of prior years to conform to the current year presentation.

EARNINGS PER COMMON SHARE ~ During the fourth quarter of 1997, the Company adopted SFAS No. 128, "Earnings Per Share" and restated previously reported earnings per common share.

Basic earnings per common share is computed by dividing: (i) net earnings, after deducting the after-tax dividends on the ESOP Preference Stock, by (ii) the weighted average number of common shares outstanding during the year (the "Basic Shares").

When computing diluted earnings per common share, the Company normally assumes that the ESOP preference stock is converted into common stock and all dilutive stock options are exercised. After the assumed ESOP preference stock conversion, the ESOP trust would hold common stock rather than ESOP preference stock and would receive common stock dividends (currently $0.23 per share) rather than ESOP preference stock dividends (currently $3.90 per share). Since the ESOP Trust uses the dividends it receives to service its debt, the Company would have to increase its contribution to the ESOP trust to compensate it for the lower dividends. This additional contribution would reduce the Company's net earnings, which in turn, would reduce the amounts that would have to be accrued under the Company's incentive bonus and profit sharing plans. Diluted earnings per common share is computed by dividing: (i) net earnings, after accounting for the difference between the dividends on the ESOP Preference Stock and common stock and after making adjustments for the incentive bonuses and profit sharing plans by (ii) Basic Shares plus the additional shares that would be issued assuming that all dilutive stock options are exercised and the ESOP preference stock is converted into common stock. In 1997, the assumed conversion of the ESOP preference stock would have increased diluted earnings per common share and, therefore, was not considered.

NEW ACCOUNTING PRONOUNCEMENTS ~ During 1998, the Company adopted: (i) SFAS No. 130, "Reporting Comprehensive Income," which established standards for the reporting and display of comprehensive income and its components, (ii) SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires companies to report financial information based on how management internally organizes data to make operating decisions and assess performance and
(iii) SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revises the disclosure requirements for pensions and other postretirement benefit plans. Adoption of the above disclosure standards did not affect the Company's financial results. Comprehensive income does not differ from the consolidated net earnings presented in the accompanying consolidated statements of operations.


2      BUSINESS COMBINATIONS


MERGER TRANSACTIONS

On March 31, 1998, CVS completed a merger with Arbor Drugs, Inc. ("Arbor"), pursuant to which 37.8 million shares of CVS common stock were exchanged for all the outstanding common stock of Arbor (the "CVS/Arbor Merger"). Each outstanding share of Arbor common stock was exchanged for 0.6364 shares of CVS common stock. In addition, outstanding Arbor stock options were converted at the same exchange ratio into options to purchase 5.3 million shares of CVS common stock.

On May 29, 1997, CVS completed a merger with Revco D.S., Inc. ("Revco"), pursuant to which 120.6 million shares of CVS common stock were exchanged for all the outstanding common stock of Revco (the "CVS/Revco Merger"). Each outstanding share of Revco common stock was exchanged for 1.7684 shares of CVS common stock. In addition, outstanding Revco stock options were converted at the same exchange ratio into options to purchase 6.6 million shares of CVS common stock.

The CVS/Arbor Merger and CVS/Revco Merger (collectively, the "Mergers") constituted tax-free reorganizations and have been accounted for as pooling of interests under Accounting Principles Board Opinion No. 16, "Accounting for Business Combinations." Accordingly, all prior period financial statements presented have been restated to include the combined results of operations, financial position and cash flows of Arbor and Revco as if they had always been owned by CVS. Prior to the Mergers, Arbor's fiscal year ended on July 31 and Revco's fiscal year ended on the Saturday closest to May 31. These fiscal year-ends have been restated to a December 31 year-end to conform to CVS' fiscal year-end. Arbor's and Revco's cost of sales and inventories have been restated from the last-in, first-out method to the first-in, first-out method to conform to

CVS' accounting method for inventories. The impact of the restatement was to increase earnings from continuing operations by $0.5 million in 1998, $1.2 million in 1997 and $15.5 million in 1996.

There were no material transactions between CVS, Arbor and Revco prior to the Mergers. Certain reclassifications have been made to Arbor's and Revco's historical stand-alone financial statements to conform to CVS' presentation.

Following are the results of operations for the separate companies prior to the Mergers and the combined amounts presented in the consolidated financial statements:

==============================================================================================
                                THREE MONTHS ENDED                 YEARS ENDED
                             MARCH 28,       MARCH 29,              DECEMBER 31,
IN MILLIONS                    1998            1997            1997              1996
----------------------------------------------------------------------------------------------
Net sales:
     CVS                    $   3,333.6     $   1,515.0     $  12,738.2      $   5,528.1
     Arbor                        267.9           237.0         1,011.4            886.8
     Revco                          --          1,645.8             --           5,416.7
----------------------------------------------------------------------------------------------
                            $   3,601.5     $   3,397.8     $  13,749.6      $  11,831.6
==============================================================================================
Earnings from
continuing operations:
     CVS                    $     118.3     $      58.5     $      49.2      $     239.6
     Arbor                         10.7             9.4            39.2             31.6
     Revco                          --             24.2             --             101.2
----------------------------------------------------------------------------------------------
                            $     129.0     $      92.1     $      88.4      $     372.4
==============================================================================================

PURCHASE TRANSACTIONS

On December 23, 1996, the Company completed the cash purchase of Big B, Inc. ("Big B") by acquiring all the outstanding shares of Big B common stock. The aggregate transaction value, including the assumption of $49.3 million of Big B debt, was $423.2 million. The Big B acquisition was accounted for as a purchase business combination. The resulting excess of purchase price over net assets acquired, $248.9 million, is being amortized on a straight-line basis over 40 years. For financial reporting purposes, Big B's results of operations have been included in the consolidated financial statements since November 16, 1996.

The Company also acquired other retail drugstore businesses that were accounted for as purchase business combinations. These acquisitions did not have a material effect on the consolidated financial statements either individually or in the aggregate. The results of operations of these companies have been included in the consolidated financial statements since their respective dates of acquisition.


3      MERGER, RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

CVS/ARBOR CHARGE

In accordance with Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations", Emerging Issues Task Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" and SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", CVS recorded a $147.3 million charge to operating expenses during the second quarter of 1998 for direct and other merger-related costs pertaining to the CVS/Arbor merger transaction and certain restructuring activities (the "CVS/Arbor Charge"). The Company also recorded a $10.0 million charge to cost of goods sold during the second quarter of 1998 to reflect markdowns on noncompatible Arbor merchandise.

Following is a summary of the significant components of the CVS/Arbor Charge:

=======================================================
(IN MILLIONS)
-------------------------------------------------------
Merger transaction costs                 $   15.0
Restructuring costs:
   Employee severance and benefits           27.1
   Exit Costs:
      Noncancelable lease obligations        40.0
      Duplicate facility                     16.5
      Asset write-offs                       41.2
      Contract cancellation costs             4.8
      Other                                   2.7
-------------------------------------------------------
Total                                    $  147.3
=======================================================

MERGER TRANSACTION COSTS included $12.0 million for estimated investment banker fees, $2.5 million for estimated professional fees, and $0.5 million for estimated filing fees, printing costs and other costs associated with furnishing information to shareholders.

EMPLOYEE SEVERANCE AND BENEFITS included $15.0 million for estimated excess parachute payment excise taxes and related income tax gross-ups, $11.0 million for estimated employee severance and $1.1 million for estimated employee outplacement costs. The excess parachute payment excise taxes and related income tax gross-ups relate to employment agreements that Arbor had in place with 22 senior executives. Employee severance and benefits and employee outplacement costs relate to 236 employees that were locate in Arbor's Troy, Michigan corporate headquarters, including the 22 senior executives that were covered by employee agreements.

EXIT COSTS - In conjunction with the merger transaction, management made the decision to close Arbor's Troy, Michigan corporate headquarters and 55 Arbor store locations. As a result, the following exit plan was executed:

1. Arbor's Troy, Michigan corporate headquarters would be closed as soon as possible after the merger. Management anticipated that this facility would be closed by no later than December 31, 1998. Since this location was a leased facility, management planned to return the premises to the landlord at the conclusion of the current lease term, which extends through 1999. This facility was closed in December 1998.

2. Arbor's Troy, Michigan corporate headquarters employees would be terminated as soon as possible after the merger. Management anticipated that these employees would be terminated by no later than December 31, 1998. However, significant headcount reductions were planned and occurred throughout the transition period. As of December 31, 1998, all of the employees had been terminated.

3. The 55 Arbor store locations discussed above would be closed as soon as practical after the merger. Management anticipated that these locations would be closed by no later than December 31, 1999. Estimated store closing dates could be affected by the timing of new store openings, the availability of real estate in the Arbor markets and the availability of store closing resources. Since these locations were leased facilities, management planned to either return the premises to the respective landlords at the conclusion of the current lease term or negotiate an early termination of the contractual obligations. As of December 31, 1998, 3 of these locations had been closed. The Company did not immediately initiate the Arbor store closing process because the Revco store closing process (discussed below) was continuing to consume its store closing resources. Management remains committed to closing the remaining locations.

NONCANCELABLE LEASE OBLIGATIONS included $40.0 million for the estimated continuing lease obligations of the 55 Arbor store locations discussed above. As required by EITF Issue 88-10, "Costs Associated with Lease Modification or Termination", the estimated continuing lease obligations were reduced by estimated probable sublease rental income.

DUPLICATE FACILITY included the estimated costs associated with Arbor's Troy, Michigan corporate headquarters during the shutdown period. This facility was considered to be a duplicate facility that was not required by the combined company. Immediately after the merger transaction, the Company assumed all decision-making responsibility for Arbor and Arbor's corporate employees. The combined company did not retain these employees since they were incremental to their CVS counterparts. During the shutdown period, these employees primarily worked on shutdown activities. The $16.5 million charge included $1.8 million for the estimated cost of payroll and benefits that would be incurred in connection with complying with the Federal Worker Adjustment and Retraining Act (the "WARN Act"), $6.6 million for the estimated cost of payroll and benefits that would be incurred in connection with shutdown activities, $1.5 million for the estimated cost of temporary labor that would be incurred in connection with shutdow activities and $6.6 million for the estimated occupancy-related costs that would be incurred in connection with closing the duplicate corporate headquarters facility.

ASSET WRITE-OFFS included $38.2 million for estimated fixed asset write-offs and $3.0 million for estimated intangible asset write-offs. The Company allocates goodwill to individual stores based on historical store contribution, which approximates store cash flow. Other intangibles (i.e., favorable lease interests and prescription files) are typically store specific and, therefore, are directly assigned to stores. The asset write-offs relate to the 55 store locations discussed above and the Troy, Michigan corporate headquarters. Management's decision to close the store locations was considered to be an event or change in circumstances as defined in SFAS No. 121. Since management intended to use these locations on a short-term basis during the shutdown period, impairment was measured using the "Assets to Be Held and Used" provisions of SFAS No. 121. The analysis was prepared at the individual store level, which is the lowest level at which individual cash flows can be identified. The analysis first compared the carrying amount of the store's assets to the store's estimated future cash flows (undiscounted and without interest charges) through the anticipated closing date. If the estimated future cash flows used in this analysis were less than the carrying amount of the store's assets, an impairment loss calculation was prepared. The impairment loss calculation compared the carrying value of the store's assets to the store's estimated future cash flows (discounted and with interest charges). Management's decision to close Arbor's Troy, Michigan corporate headquarters was also considered to be an event or change in circumstances as defined in SFAS No. 121. Since management intended to dispose of these assets, impairment was measured using the "Assets to Be Disposed Of" provisions of SFAS No. 121. Since management intended to discard the assets located in this facility, their entire net book value was considered to be impaired.

CONTRACT CANCELLATION COSTS included $4.8 million for estimated termination fees and / or penalties associated with terminating various contracts that Arbor had in place prior to the merger, which would not be used by the combined company.

OTHER COSTS included $1.3 million for the estimated write-off of Arbor's Point-of-Sale software and $1.4 million for travel and related expenses that would be incurred in connection with closing Arbor's corporate headquarters and store facilities.

The above costs did not provide future benefit to the retained stores or corporate facilities.

Following is a reconciliation of the beginning and ending liability balances at December 31, 1998:

====================================================================================================================================
                            Merger     Employee    Noncancel-                           Contract
                          Transaction Severance &  able Lease    Duplicate   Asset    Cancellation
 In millions                Costs     Benefits(1)  Obligations(2) Facility  Write-Offs   Costs          Other         Total
------------------------------------------------------------------------------------------------------------------------------------
CVS/Arbor Charge          $  15.0      $  27.1       $ 40.0      $ 16.5     $  41.2      $    4.8      $    2.7     $  147.3
Utilization - Cash          (15.9)       (13.8)          --       (15.1)         --          (1.2)         (3.4)       (49.4)
Utilization - Non-cash         --           --           --          --       (41.2)           --            --        (41.2)
Transfer(3)                   0.9           --           --        (1.4)         --          (0.2)          0.7           --
-------------------------------------------------------------------------------------------------------------------------------
Balance at 12/31/98(4)    $   --       $  13.3       $ 40.0      $   --     $    --      $    3.4      $    --      $   56.7
===============================================================================================================================

(1) Employee severance and benefits extend through 2000.

(2) Noncancelable lease obligations extend through 2020.

(3) The transfers between the components of the plan were recorded in the same period that the changes in estimates were determined. These amounts are considered to be immaterial.

(4) The Company believes that the reserve balances at December 31, 1998 are adequate to cover the remaining liabilities associated with CVS/Arbor Charge.

CVS/REVCO CHARGE

In accordance with APB No. 16, EITF Issue 94-3 and SFAS No. 121, CVS recorded a $337.1 million charge to operating expenses during the second quarter of 1997 for direct and other merger-related costs pertaining to the CVS/Revco merger transaction and certain restructuring activities (the "CVS/Revco Charge"). The Company also recorded a $75 million charge to cost of goods sold during the second quarter of 1997 to reflect markdowns on noncompatible Revco merchandise.

Following is a summary of the significant components of the CVS/Revco Charge:

============================================================
(IN MILLIONS)
------------------------------------------------------------
Merger transaction costs                      $   35.0
Restructuring costs:
   Employee severance and benefits                89.8
   Exit Costs:
      Noncancelable lease obligations             67.0
      Duplicate facility                          50.2
      Asset write-offs                            82.2
      Contract cancellation costs                  7.4
      Other                                        5.5
------------------------------------------------------------
Total                                         $  337.1
============================================================

MERGER TRANSACTION COSTS included $22.0 million for estimated investment banker fees, $10.0 million for estimated professional fees, and $3.0 million for estimated filing fees, printing costs and other costs associated with furnishing information to shareholders.

EMPLOYEE SEVERANCE AND BENEFITS included $17.0 million for estimated excess parachute payment excise taxes and related income tax gross-ups, $53.7 million for estimated employee severance, $18.0 million for estimated incremental retirement benefits and $1.1 million for estimated employee outplacement costs. The excess parachute payment excise taxes and related income tax gross-ups relate to employment agreements that Revco had in place with 26 senior executives. Employee severance and benefits and employee outplacement costs relate to 1,195 employees that were located in Revco's Twinsburg, Ohio corporate headquarters, including the 26 senior executives that were covered by employee agreements. The incremental retirement benefits (i.e., enhanced SERP benefits) also resulted from the change in control.

EXIT COSTS - In conjunction with the merger transaction, management made the decision to close Revco's Twinsburg, Ohio corporate headquarters and 223 Revco store locations. As a result, the following exit plan was executed:

1. Revco's Twinsburg, Ohio corporate headquarters would be closed as soon as possible after the merger. Management anticipated that this facility would be closed by no later than December 31, 1997. The corporate headquarters complex included both leased and owned facilities. Management planned to return the leased facilities to the respective landlords at the conclusion of the current lease term and/or negotiate an early termination of the contractual obligations. Management intended to sell the owned facility. These facilities were closed in March 1998. The related continuing lease obligations extend through 2007. The owned facility was sold on May 8, 1998.

2. Revco's Twinsburg, Ohio corporate headquarters employees would be terminated as soon as possible after the merger. Management anticipated that these employees would be terminated by no later than December 31, 1997. However, significant headcount reductions at Revco were planned and occurred throughout the transition period. As of December 31, 1998, all of the above employees had been terminated.

3. The 223 Revco store locations discussed above would be closed as soon as practical after the merger. Management anticipated that these stores would be closed by no later than December 31, 1998. Since these facilities were leased facilities, management planned to either return the premises to the respective landlords at the conclusion of the current lease term and/or negotiate an early termination of the contractual obligations. As of December 31, 1998, 218 of these locations had been closed.

NONCANCELABLE LEASE OBLIGATIONS included $67.0 million for the estimated continuing lease obligations of the 223 Revco store locations discussed above. As required by EITF 88-10, the estimated continuing lease obligations were reduced by estimated probable sublease rental income.

DUPLICATE FACILITY included the estimated costs associated with Revco's Twinsburg, Ohio corporate headquarters during the shutdown period. This facility was considered to be a duplicate facility that was not required by the combined company. Immediately after the merger transaction, the Company assumed all decision-making responsibility for Revco and Revco's corporate employees. The combined company did not retain these employees since they were incremental to their CVS counterparts. During the shutdown period, these employees primarily worked on shutdown activities. The $50.2 million charge included $10.4 million for the estimated cost of payroll and benefits that would be incurred in connection with complying with the WARN Act, $13.3 million for the estimated cost of payroll and benefits that would be incurred in connection with shutdown activities, $8.5 million for the estimated cost of temporary labor that would be incurred in connection shutdown activities and $18.0 million for the estimated occupancy-related costs that would be incurred in connection with closing the duplicate corporate headquarters facility.

ASSET WRITE-OFFS included $40.3 million for estimated fixed asset write-offs and $41.9 million for estimated intangible asset write-offs. The Company allocates goodwill to individual stores based on historical store contribution, which approximates store cash flow. Other intangibles (i.e., favorable lease interests and prescription files) are typically store specific and, therefore, are directly assigned. The asset write-offs relate to the 223 store locations discussed above and the Twinsburg, Ohio corporate headquarters. Management's decision to close the store locations was considered to be an event or change in circumstances as defined in SFAS No. 121. Since management intended to use these locations on a short-term basis during the shutdown period, impairment was measured using the "Assets to Be Held and Used" provisions of SFAS No. 121. The analysis was prepared at the individual store level, which is the lowest level at which individual cash flows can be identified. The analysis first compared the carrying amount of the store's assets to the store's estimated future cash flows (undiscounted and without interest charges) through the anticipated closing date. If the estimated future cash flows used in this analysis were less than the carrying amount of the store's assets, an impairment loss calculation was prepared. The impairment loss calculation compared the carrying value of the store's assets to the store's estimated future cash flows (discounted and with interest charges). Management's decision to close Revco's corporate headquarters was also considered to be an event or change in circumstances as defined in SFAS No. 121. Since management intended to dispose of these assets, impairment was measured using the "Assets to Be Disposed Of" provisions of SFAS No. 121. The impairment loss of $3.9 million for the facility that Revco owned was calculated by subtracting the carrying value of the facility from the estimated fair value less cost to sell. Since management intended to discard the remaining assets located in these facilities, their entire net book value was considered to be impaired.

CONTRACT CANCELLATION COSTS included $7.4 million for estimated termination fees and / or penalties associated with terminating various contracts that Revco had in place prior to the merger, which would not be used by the combined company.

OTHER COSTS included $3.5 million for estimated travel and related expenses that would be incurred in connection with closing Revco's corporate headquarters and $2.0 million for other miscellaneous charges associated with closing Revco's corporate headquarters.

The above costs did not provide future benefit to the retained stores or corporate facilities.

Following is a reconciliation of the beginning and ending liability balances at December 31, 1997 and 1998:

====================================================================================================================================
                            Merger     Employee    Noncancel-                           Contract
                          Transaction Severance &  able Lease    Duplicate   Asset    Cancellation
 In millions                Costs     Benefits(1)  Obligations(2) Facility  Write-Offs   Costs          Other         Total
------------------------------------------------------------------------------------------------------------------------------------

CVS/Revco Charge          $   35.0     $   89.8       $   67.0    $   50.2   $  82.2      $    7.4      $    5.5     $  337.1
Utilization - Cash           (32.1)       (37.4)          (0.9)      (37.6)       --          (5.1)         (5.5)      (118.6)
Utilization - Non-cash          --           --             --          --     (82.2)           --            --        (82.2)
------------------------------------------------------------------------------------------------------------------------------------
Balance at 12/31/97            2.9         52.4           66.1        12.6        --            2.3           --        136.3
Utilization - Cash            (0.3)       (40.0)         (17.0)      (11.8)       --           (2.3)         (3.4)      (74.8)
Transfers(3)                  (2.6)          --             --        (0.8)       --             --           3.4          --
------------------------------------------------------------------------------------------------------------------------------------
Balance at 12/31/98(4)    $     --     $   12.4       $   49.1    $     --   $    --       $     --     $      --    $   61.5
====================================================================================================================================


(1) Employee severance extends through 1999. Employee benefits extend for a number of years to coincide with the payment of retirement benefits.

(2) Noncancelable lease obligations extend through 2017.

(3) The transfers between the components of the plan were recorded in the same period that the changes in estimates were determined. These amounts are considered to be immaterial.

(4) The Company believes that the reserve balances at December 31, 1998 are adequate to cover the remaining liabilities associated with CVS/Arbor Charge.

BIG B CHARGE

In accordance with EITF Issue 94-3 and SFAS No. 121, the Company recorded a $31.0 million charge to operating expenses during the first quarter of 1997 for certain costs associated with the restructuring of Big B (the "Big B Charge"). This charge included accrued liabilities related to store closings and duplicate corporate facilities, such as the cancellation of lease agreements and the write-down of unutilized fixed assets. Asset write-offs included in this charge totaled $5.1 million. The balance of the charge, $25.9 million, will require cash outlays of which $8.9 million and $10.0 million had been incurred as of December 31, 1997 and 1998, respectively. The remaining cash outlays primarily include noncancelable lease commitments, which extend through 2012. These exit plans did not provide future benefit to the retained stores or corporate facilities.


4      STRATEGIC RESTRUCTURING PROGRAM & DISCONTINUED OPERATIONS

In November 1997, the Company completed the final phase of its comprehensive strategic restructuring program, first announced in October 1995 and subsequently refined in May 1996 and June 1997. The strategic restructuring program included: (i) the sale of Marshalls, Kay-Bee Toys, Wilsons, This End Up and Bob's Stores, (ii) the spin-off of Footstar, Inc., which included Meldisco, Footaction and Thom McAn (the "Footstar Distribution"), (iii) the initial and secondary public offerings of Linens 'n Things and (iv) the closing of the administrative office facility located in Rye, New York.

The strategic restructuring program was completed without significant changes to the Board approved plan. As part of completing this program, the Company recorded, as a component of discontinued operations, a pre-tax charge of $35.0 million ($20.7 million after-tax) during the second quarter of 1997 (the "1997 Charge") and $235.0 million ($148.1 million after-tax) during the second quarter of 1996 to finalize original liability estimates.

The $35.0 million charge resulted from the Company's decision to retain and close seven Bob's Stores, which were affecting the overall marketability of the Bob's Stores business and the anticipated timing of the sale. As a result of this decision, the Company recorded a liability for the continuing lease obligations associated with these locations. At the time of adopting the plan of disposal, the Company expected to sell the entire Bob's Stores business and believed it was likely that the sale could be consummated within 12 months.

The $235.0 million charge resulted from the Company's decision to separate Linens 'n Things and Bob's Stores from the Company and sell or close the remaining Thom McAn stores, and thereby exit the Thom McAn business by mid-1997. $151.0 million of this charge was related to the decision to separate Linens 'n Things and Bob's Stores, and $84.0 million was related to the decision to exit the Thom McAn business. Substantially all of this charge was related to asset write-offs, which will not require future cash outlays. As a result of adopting the plan to separate Linens 'n Things and Bob's Stores from the Company, the Apparel segment and Toys and Home Furnishings segment were discontinued in accordance with APB Opinion No. 30.

Following is a summary of the beginning and ending liability balances at December 31, 1998:

=================================================================================================================================
                                                 Noncancelable             Employee
IN MILLIONS                Loss on Disposal    Lease Obligations(2)        Severance(1)         Other               Total
---------------------------------------------------------------------------------------------------------------------------------
Balance at 12/31/96          $   162.5            $    55.5            $    35.1            $     4.8           $   257.9
1997 Charge                         --                 35.0                   --                   --                35.0
Utilization                     (192.9)               (20.4)               (22.0)                (4.8)             (240.1)
---------------------------------------------------------------------------------------------------------------------------------
Transfers(3)                      38.8                (32.8)                (6.0)                  --                  --
---------------------------------------------------------------------------------------------------------------------------------
Balance at 12/31/97                8.4                 37.3                  7.1                   --                52.8
Utilization                       (8.4)                (7.3)                (2.4)                  --               (18.1)
---------------------------------------------------------------------------------------------------------------------------------
Balance at 12/31/98(4)       $      --            $    30.0            $     4.7            $      --           $    34.7
=================================================================================================================================

(1) Employee severance extends through 2000.

(2) Noncancelable lease obligations extend through 2016.

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

(4) The Company believes that the reserve balances at December 31, 1998 are adequate to cover the remaining liabilities associated with this program.

Following is a summary of discontinued operations by reporting segment for the years ended December 31:

================================================================================
IN MILLIONS                                    1997               1996
---------------------------------------------------------- ------------------
Net sales:
   Footwear                                  $      --          $ 1,391.1
   Apparel                                       348.3              526.4
   Toys and Home Furnishings                        --              900.3
--------------------------------------------------------------------------------
                                             $   348.3          $ 2,817.8
================================================================================
Operating (loss):
   Footwear                                  $      --          $ (12.4)
   Apparel                                          --           (171.3)
   Toys and Home Furnishings                        --            (49.7)
--------------------------------------------------------------------------------
                                             $      --          $(233.4)
================================================================================

As of December 31, 1998 and 1997, there were no assets of the discontinued operations reflected in the accompanying consolidated balance sheets. As of December 31, 1998 and 1997, there were $34.7 million and $52.8 million of liabilities of the discontinued operations reflected in the accompanying consolidated balance sheets, respectively.

5      BORROWINGS AND CREDIT AGREEMENTS

Following is a summary of the Company's borrowings at December 31:

================================================================================
 IN MILLIONS                                       1998             1997
--------------------------------------------------------------------------------
 Commercial paper                              $  736.6         $  450.0
 ESOP note payable(1)                             270.7            292.1
 Uncommitted lines of credit                       34.5             16.4
 9.125% senior notes                                 --             19.2
 Mortgage notes payable                            16.1             17.1
 Capital lease obligations and other                3.5              3.9
--------------------------------------------------------------------------------
                                                1,061.4            798.7
 Less:
  Short-term borrowings                          (771.1)          (466.4)
  Current portion of long-term debt               (14.6)           (41.9)
--------------------------------------------------------------------------------
                                               $  275.7         $  290.4
================================================================================

(1) See Note 9 for further information about the Company's ESOP Plan.

The Company's commercial paper program is supported by a $670 million, five-year unsecured revolving credit facility, which expires on May 30, 2002 and a $460 million, 364 day unsecured revolving credit facility, which expires on June 26, 1999 (collectively, the "Credit Facilities"). The Credit Facilities require the Company to pay a quarterly facility fee of 0.07%, regardless of usage. The Company can also obtain up to $35.0 million of short-term financing through various uncommitted lines of credit. The weighted average interest rate for short-term borrowings was 5.7% as of December 31, 1998 and 1997.

The Company was not obligated under any formal or informal compensating balance agreements.

During the second quarter of 1997, the Company extinguished $865.7 million of the debt it absorbed as part of the CVS/Revco Merger using cash on hand and commercial paper borrowings. As a result, the Company recorded an extraordinary loss, net of income taxes, of $17.1 million, which consisted of early retirement premiums and the write-off of unamortized deferred financing costs. On January 15, 1998, the Company redeemed the remaining $19.2 million of 9.125% senior notes.

At December 31, 1998, the aggregate long-term debt maturing during the next five years is as follows: $14.6 million in 1999, $17.3 million in 2000, $21.6 million in 2001, $26.5 million in 2002, $32.3 million in 2003, $178.0 million in 2004 and thereafter. Interest paid was approximately $70.7 million in 1998, $58.4 million in 1997 and $79.8 million in 1996.


6      LEASES

The Company and its subsidiaries lease retail stores, warehouse facilities and office facilities under noncancelable operating leases over periods ranging from 5 to 20 years, and generally have options to renew such terms over periods ranging from 5 to 15 years.

Following is a summary of the Company's net rental expense for operating leases for the years ended December 31:

==========================================================================
  IN MILLIONS                     1998          1997           1996
--------------------------------------------------------------------------
  Minimum rentals              $   459.1     $   409.6     $   337.4
  Contingent rentals                60.3          60.2          73.6
--------------------------------------------------------------------------
                                   519.4         469.8         411.0
  Less: sublease income            (14.0)         (9.5)        (12.8)
--------------------------------------------------------------------------
                               $   505.4     $   460.3     $   398.2
==========================================================================

Following is a summary of the future minimum lease payments under capital and operating leases at December 31, 1998:

===================================================================================
IN MILLIONS                                   CAPITAL LEASES     OPERATING LEASES
--------------------------------------------------------------- -------------------
1999                                            $    0.4         $    411.1
2000                                                 0.4              388.1
2001                                                 0.4              354.1
2002                                                 0.2              328.0
2003                                                 0.2              301.3
Thereafter                                           1.3            2,499.0
--------------------------------------------------------------- -------------------
                                                     2.9         $  4,281.6
Less: imputed interest                              (1.4)
--------------------------------------------------------------- -------------------
Present value of capital lease obligations      $    1.5
===================================================================================

7      STOCK INCENTIVE PLANS

As of December 31, 1998, the Company had the following stock incentive plans (including the pre-merger plans of Arbor and Revco). Effective with the Mergers, outstanding Arbor and Revco stock options were exchanged for options to purchase CVS common stock.

1997 INCENTIVE COMPENSATION PLAN

The 1997 Incentive Compensation Plan (the "1997 ICP"), superseded the 1990 Omnibus Stock Incentive Plan, the 1987 Stock Option Plan and the 1973 Stock Option Plan (collectively, the "Preexisting Plans"). Upon approval of the 1997 ICP, authority to make future grants under the Preexisting Plans was terminated, although previously granted awards remain outstanding in accordance with their terms and the terms of the Preexisting Plans.

As of December 31, 1998, the 1997 ICP provided for the granting of up to 23,321,821 shares of common stock in the form of stock options, stock appreciation rights ("SARs"), restricted shares, deferred shares and performance-based awards to selected officers, employees and directors of the Company. All grants under the 1997 ICP are awarded at fair market value on the date of grant. The right to exercise or receive these awards generally commences between one and five years from the date of the grant and expires not more than ten years after the date of the grant, provided that the holder continues to be employed by the Company. As of December 31, 1998, there were 19,730,690 shares available for grant under the 1997 ICP.

Restricted shares issued under the 1997 ICP may not exceed 3.6 million shares. In 1998, 1997 and 1996, 155,400, 44,610 and 633,100 shares of restricted stock were granted at a weighted average grant date fair value of $37.80, $23.02 and $13.14, respectively. Participants are entitled to vote and receive dividends on their restricted shares, although they are subject to certain transfer restrictions. Performance-based awards, which are subject to the achievement of certain business performance goals, totaled 56,346 at a weighted average grant date fair value of $36.70 in 1998. No awards were granted in 1997 and 1996. Compensation cost, which is based on the fair value at the date of grant, is recognized over the restricted or performance period. This cost totaled $3.1 million in 1998, $3.5 million in 1997 and $3.9 million in 1996.

THE 1996 DIRECTORS STOCK PLAN

The 1996 Directors Stock Plan (the "1996 DSP"), provides for the granting of up to 346,460 shares of common stock to the Company's nonemployee directors (the "Eligible Directors"). The 1996 DSP allows the Eligible Directors to elect to receive shares of common stock in lieu of cash compensation. Eligible Directors may also elect to defer compensation payable in common stock until their service as a director concludes. The 1996 DSP replaced the Company's 1989 Directors Stock Option Plan. As of December 31, 1998, there were 263,554 shares available for grant under the 1996 DSP.

Following is a summary of the fixed stock option activity under the 1997 ICP, the Preexisting Plans and the pre-merger plans of Arbor and Revco for the years ended December 31:

==============================================================================================================================
                                              1998                            1997                           1996
                                 ------------------------------  ------------------------------ ------------------------------
                                               WEIGHTED AVERAGE                WEIGHTED AVERAGE               WEIGHTED AVERAGE
                                         SHARES  EXERCISE PRICE          SHARES   EXERCISE PRICE     SHARES     EXERCISE PRICE
------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year     16,070,146          $16.95     23,569,930           $13.96     25,782,040          $14.06
Granted                               3,119,410           37.16      3,695,530            23.62      6,609,229           14.80
Exercised                            (7,137,027)          15.01    (10,756,726)           12.99     (3,534,729)          11.62
Canceled                                (70,407)          26.48       (438,588)           14.48     (5,286,610)          17.35
------------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year           11,982,122           23.31     16,070,146            16.95     23,569,930           13.96
------------------------------------------------------------------------------------------------------------------------------
Exercisable at end of year            6,127,402                     11,729,688                      10,011,179
==============================================================================================================================

Following is a summary of the fixed stock options outstanding and exercisable as of December 31, 1998:

================================================================================================================================
                                              OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                           ----------------------------------------------------------  ---------------------------------------
 RANGE OF                                NUMBER    WEIGHTED AVERAGE    WEIGHTED AVERAGE                NUMBER    WEIGHTED AVERAGE
 EXERCISE PRICES                    OUTSTANDING      REMAINING LIFE      EXERCISE PRICE           EXERCISABLE      EXERCISE PRICE
---------------------------------------------------------------------------------------------------------------------------------
 $     5.00 to $20.00                 6,024,451                 5.5              $16.29             5,358,465              $16.24
      20.01 to  35.00                 2,857,611                 7.1               23.10               697,787               22.20
      35.01 to  46.50                 3,100,060                 9.1               37.16                71,150               37.45
 $     5.00 to $46.50                11,982,122                 6.8              $23.31             6,127,402              $17.16
================================================================================================================================

The Company applies APB Opinion No. 25 to account for its stock incentive plans. Accordingly, no compensation cost has been recognized for stock options granted. Had compensation cost been recognized based on the fair value of stock options granted consistent with SFAS No. 123, net earnings and net earnings per common share ("EPS") would approximate the pro forma amounts shown below for the years ended December 31.

============================================================================================
IN MILLIONS, EXCEPT PER SHARE AMOUNTS                 1998           1997           1996
--------------------------------------------------------------------------------------------
Net earnings:
        As reported                                  $  384.5       $   88.8       $  208.2
        Pro forma                                       359.0           70.6          196.2
--------------------------------------------------------------------------------------------
Basic EPS:
        As reported                                  $   0.96       $   0.20       $   0.53
        Pro forma                                        0.89           0.15           0.50
--------------------------------------------------------------------------------------------
Diluted EPS:
        As reported                                  $   0.95       $   0.19       $   0.52
        Pro forma                                        0.88           0.15           0.49
============================================================================================

Beginning with grants made on or after January 1, 1995, the fair value of each stock option grant was estimated using the Black-Scholes Option Pricing Model with the following assumptions:

=========================================================================================
                                                 1998           1997           1996
-----------------------------------------------------------------------------------------
Dividend yield                                   0.40%          0.70%          1.07%
Expected volatility                             22.49%         22.77%         20.51%
Risk-free interest rate                          5.75%          5.50%          7.00%
Expected life                                     7.0            5.5            5.0
-----------------------------------------------------------------------------------------


8      PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors various retirement programs, including defined benefit, defined contribution and other plans that cover most full-time employees.

DEFINED BENEFIT PLANS

The Company sponsors a noncontributory defined benefit pension plan that covers certain full-time employees of Revco who are not covered by collective bargaining agreements. On September 20, 1997, the Company suspended future benefit accruals under this plan. As a result of the plan's suspension, the Company realized a $6.0 million curtailment gain in 1997. Benefits paid to retirees are based upon age at retirement, years of credited service and average compensation during the five year period ending September 20, 1997. It is the Company's policy to fund this plan based on actuarial calculations and applicable federal regulations. Pursuant to various labor agreements, the Company is required to make contributions to certain union-administered pension plans that totaled $1.5 million in 1998, $1.6 million in 1997 and $1.2 million in 1996. The Company may be liable for its share of the plans' unfunded liabilities if the plans are terminated. The Company also has nonqualified supplemental executive retirement plans ("SERPs") in place for certain key employees for whom it has purchased cost recovery variable life insurance.

DEFINED CONTRIBUTION PLANS

The Company sponsors a Profit Sharing Plan and a 401(k) Savings Plan that cover substantially all employees who meet plan eligibility requirements. The Company also maintains a nonqualified, unfunded Deferred Compensation Plan for certain key employees. The Company's contributions under the above defined contribution plans totaled $26.4 million in 1998, $24.1 million in 1997 and $19.5 million in 1996. The Company also sponsors an Employee Stock Ownership Plan. See Note 9 for further information about this plan.

OTHER POSTRETIREMENT BENEFITS

The Company provides postretirement healthcare and life insurance benefits to retirees who meet eligibility requirements. The Company's funding policy is generally to pay covered expenses as they are incurred.

Following is a reconciliation of the benefit obligation, fair value of plan assets and funded status of the Company's defined benefit and other postretirement benefit plans:

==========================================================================================================================
                                                   DEFINED BENEFIT PLANS                  OTHER POSTRETIREMENT BENEFITS
                                                   ---------------------                  -----------------------------
In millions                                       1998                 1997                   1998                 1997
--------------------------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION:
         Benefit obligation at beginning of year $  253.3             $  255.1               $   14.4             $   15.5
         Service cost                                 0.5                  7.6                     --                   --
         Interest cost                               19.5                 19.2                    1.0                  1.0
         Actuarial loss (gain)                       49.3                (10.4)                   0.5                 (0.7)
         Benefits paid                              (25.0)               (18.2)                  (1.9)                (1.4)
--------------------------------------------------------------------------------------------------------------------------
         Benefit obligation at end of year       $  297.6             $  253.3               $   14.0             $   14.4
==========================================================================================================================
CHANGE IN PLAN ASSETS:
         Fair value at beginning of year         $  201.5             $  172.8               $     --             $     --
         Actual return on plan assets                28.4                 20.0                     --                   --
         Company contributions                       18.2                 26.9                    1.9                  1.4
         Benefits paid                              (25.0)               (18.2)                  (1.9)                (1.4)
--------------------------------------------------------------------------------------------------------------------------
         Fair value at end of year(1)            $  223.1             $  201.5               $     --             $     --
==========================================================================================================================
FUNDED STATUS:
         Funded status                           $  (74.5)            $  (51.8)              $  (14.0)            $  (14.5)
         Unrecognized prior service cost              1.3                  1.6                   (1.0)                (1.1)
         Unrecognized net loss (gain)                 1.6                 (8.4)                  (0.3)                (1.0)
--------------------------------------------------------------------------------------------------------------------------
         Accrued pension costs                   $  (71.6)            $  (58.6)              $  (15.3)            $  (16.6)
==========================================================================================================================
WEIGHTED AVERAGE ASSUMPTIONS:
         Discount rate                               6.75%                7.25%                  6.75%                7.25%
         Expected return on plan assets              9.00%                9.00%                    --                   --
         Rate of compensation increase               4.50%                4.50%                    --                   --
==========================================================================================================================

(1) Plan assets consist primarily of mutual funds, common stock and insurance contracts.

For measurement purposes, future healthcare costs are assumed to increase at an annual rate of 6.5% during 1999, decreasing to an annual growth rate of 5.0% in 2002 and thereafter. A one percent change in the assumed health care cost trend rate would change the accumulated postretirement benefit obligation by $1.0 million and the total service and interest costs by $0.1 million.

Following is a summary of the net periodic pension cost for the defined benefit and other postretirement benefit plans:

========================================================================================================================
                                                  DEFINED BENEFIT PLANS                OTHER POSTRETIREMENT BENEFITS
In millions                                1998           1997           1996         1998           1997           1996
------------------------------------------------------------------------------------------------------------------------
  Service cost(1)                        $  0.5         $  7.6         $  9.2        $   --         $   --        $  0.4
  Interest cost on benefit obligation      19.5           19.2           16.8           1.0            1.0           2.5
  Expected return on plan assets          (16.4)         (14.9)         (18.2)           --             --            --
  Amortization of net loss (gain)           1.2            0.3            6.1          (0.2)            --          (1.1)
  Amortization of prior service cost        0.1            0.3            0.4          (0.1)          (0.3)           --
  Curtailment gain                           --           (6.0)          (1.3)           --             --           --
------------------------------------------------------------------------------------------------------------------------
  Net periodic pension cost              $  4.9         $  6.5         $ 13.0        $  0.7         $  0.7        $  1.8
========================================================================================================================

(1) The decrease in total service cost is primarily due to the suspension of future benefit accruals under the Revco pension plan during 1997.


9      EMPLOYEE STOCK OWNERSHIP PLAN

The Company sponsors a defined contribution Employee Stock Ownership Plan (the "ESOP") that covers full-time employees with at least one year of service.

In 1989, the ESOP Trust borrowed $357.5 million through a 20-year note (the "ESOP Note"). The proceeds from the ESOP Note were used to purchase 6.7 million shares of Series One ESOP Convertible Preference Stock (the "ESOP Preference Stock") from the Company. Since the ESOP Note is guaranteed by the Company, the outstanding balance is reflected as long-term debt and a corresponding Guaranteed ESOP obligation is reflected in shareholders' equity in the accompanying consolidated balance sheets.

Each share of ESOP Preference Stock has a guaranteed minimum liquidation value of $53.45, is convertible into 2.314 shares of common stock and is entitled to receive an annual dividend of $3.90 per share. The ESOP Trust uses the dividends received and contributions from the Company to repay the ESOP Note. As the ESOP
Note is repaid, ESOP Preference Stock is allocated to participants based on: (i) the ratio of each year's debt service payment to total current and future debt service payments multiplied by (ii) the number of unallocated shares of ESOP Preference Stock in the plan. As of December 31, 1998, 5.2 million shares of ESOP Preference Stock were outstanding, of which 1.6 million shares were allocated to participants and the remaining 3.6 million shares were held in the ESOP Trust for future allocations.

Annual ESOP expense recognized is equal to (i) the interest incurred on the ESOP Note plus (ii) the higher of (a) the principal repayments or (b) the cost of the shares allocated, less (iii) the dividends paid. Similarly, the Guaranteed ESOP obligation is reduced by the higher of (i) the principal payments or (ii) the cost of shares allocated.

Following is a summary of the ESOP for the years ended December 31:

================================================================================
IN MILLIONS                                 1998        1997         1996
-------------------------------------------------------------------------------
ESOP expense recognized                     $25.8       $13.8        $15.4
Dividends paid                               20.5        20.8         21.8
Cash contributions                           25.8        22.9         19.3
Interest costs incurred on ESOP loan         24.9        26.4         27.5
ESOP shares allocated                         0.4         0.4          0.4
================================================================================

10     SUPPLEMENTAL INFORMATION

Following are the components of amounts included in the consolidated balance sheets as of December 31:

========================================================================================
IN MILLIONS                                                1998            1997
----------------------------------------------------------------------------------------
OTHER CURRENT ASSETS:
 Deferred income taxes                                    $   248.7       $   295.8
 Supplies                                                      16.8            13.6
 Other                                                         62.4            47.0
----------------------------------------------------------------------------------------
                                                          $   327.9       $   356.4
========================================================================================
PROPERTY AND EQUIPMENT:
 Land                                                     $    91.0       $    78.7
 Buildings and improvements                                   290.2           231.5
 Fixtures and equipment                                     1,178.4           938.9
 Leasehold improvements                                       477.4           443.7
 Capital leases                                                 2.8             3.3
----------------------------------------------------------------------------------------
                                                            2,039.8         1,696.1
 Accumulated depreciation and amortization                   (688.6)         (623.8)
----------------------------------------------------------------------------------------
                                                          $ 1,351.2       $ 1,072.3
========================================================================================
ACCRUED EXPENSES:
 Taxes other than federal income taxes                    $   130.8       $   127.5
 Salaries and wages                                           111.5           131.1
 Rent                                                          92.2            84.8
 Employee benefits                                             82.7            84.3
 CVS/Revco reserve                                             61.5           136.3
 CVS/Arbor reserve                                             56.7            --
 Other                                                        525.9           534.3
----------------------------------------------------------------------------------------
                                                          $ 1,061.3       $ 1,098.3
========================================================================================

Following is a summary of the Company's non-cash financing activities for the years ended December 31:

==============================================================================================
IN MILLIONS                                                 1998        1997        1996
----------------------------------------------------------------------------------------------
Fair value of assets acquired                            $  62.2     $    --      $ 423.2
Cash paid                                                   62.2          --        373.9
----------------------------------------------------------------------------------------------
Liabilities assumed                                      $    --     $    --      $  49.3
----------------------------------------------------------------------------------------------
Equity securities or notes received from sale
  of businesses                                          $    --     $  52.0      $ 172.4
==============================================================================================

Interest expense was $69.7 million in 1998, $59.1 million in 1997 and $84.7 million in 1996. Interest income was $8.8 million in 1998, $15.0 million in 1997 and $9.2 million in 1996.


11     INCOME TAXES

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company's income tax (provision) benefit for continuing operations for the years ended December 31 consisted of the following:

====================================================================================
IN MILLIONS                           Federal          State            Total
------------------------------------------------------------------------------------
1998:
  Current                           $ (197.3)       $  (41.4)        $ (238.7)
  Deferred                             (44.1)          (23.7)           (67.8)
------------------------------------------------------------------------------------
                                    $ (241.4)       $  (65.1)        $ (306.5)
------------------------------------------------------------------------------------
1997:
  Current                           $ (182.5)       $  (68.5)        $ (251.0)
  Deferred                              75.0            26.8            101.8
------------------------------------------------------------------------------------
                                    $ (107.5)       $  (41.7)        $ (149.2)
------------------------------------------------------------------------------------
1996:
  Current                           $ (195.6)       $  (54.9)        $ (250.5)
  Deferred                             (17.7)           (2.8)           (20.5)
------------------------------------------------------------------------------------
                                    $ (213.3)       $  (57.7)        $ (271.0)
====================================================================================

Following is a reconciliation of the statutory income tax rate to the Company's effective tax rate for the years ended December 31:

============================================================================================
                                                       1998          1997           1996
--------------------------------------------------------------------------------------------
Statutory income tax rate                              35.0%        35.0%          35.0%
State income taxes, net of federal tax benefit          5.8          6.6            5.5
Goodwill and other                                      1.2          1.4            1.6
--------------------------------------------------------------------------------------------
Effective tax rate before merger-related costs         42.0         43.0           42.1
Merger-related costs (1)                                2.4         19.8             --
--------------------------------------------------------------------------------------------
Effective tax rate                                     44.4%        62.8%          42.1%
============================================================================================

(1) Includes state tax effect.

Income taxes paid (refunded) were $102.6 million, $258.9 million and $(33.8) million during the years ended December 31, 1998, 1997 and 1996, respectively.

Following is a summary of the significant components of the Company's deferred tax assets and liabilities as of December 31:

==========================================================================
IN MILLIONS                                     1998          1997
--------------------------------------------------------------------------
Deferred tax assets:
   Employee benefits                            $   84.5      $  119.0
   Other assets                                    185.5         245.4
--------------------------------------------------------------------------
Total deferred tax assets                       $  270.0      $  364.4
--------------------------------------------------------------------------
Deferred tax liabilities:
   Property and equipment                       $  (44.0)       $(27.0)
   Inventories                                      (1.6)        (29.9)
   Other liabilities                                  --         (10.7)
--------------------------------------------------------------------------
Total deferred tax liabilities                     (45.6)        (67.6)
--------------------------------------------------------------------------
Net deferred tax assets                         $  224.4      $  296.8
==========================================================================

Based on historical pre-tax earnings, the Company believes it is more likely than not that the deferred tax assets will be realized.

As of December 31, 1998, the Company had federal net operating loss carryforwards ("NOLs") of $3.7 million that are attributable to Revco for periods prior to its emergence from Chapter 11. The benefits realized from these NOLs should reduce reorganization goodwill. Accordingly, the tax benefit of such NOLs utilized during the three years ended December 31, 1998, $7.2 million, $69.4 million and $15.3 million for 1998, 1997 and 1996, respectively, has not been included in the computation of the Company's income tax provision, but instead has been reflected as reductions of reorganization goodwill.

On October 12, 1996, the Company completed the Footstar Distribution which is believed to be tax-free to the Company and its shareholders based on a legal opinion provided by outside counsel. However, since opinions of counsel are not binding on the Internal Revenue Service or the courts, it could ultimately be determined that the Footstar Distribution does not qualify as a tax-free distribution. If such occurred, the Company would be required to recognize a capital gain for tax purposes equal to the difference between the fair market value of the shares of Footstar stock distributed and the Company's basis in such shares. The Company, however, believes the likelihood of the Footstar Distribution not qualifying as a tax-free distribution to be remote.


12     BUSINESS SEGMENTS

The Company currently operates a Retail segment and a Pharmacy Benefit Management ("PBM") segment. The Company's business segments are operating units that offer different products and services, and require distinct technology and marketing strategies.

The Retail segment, which is described in Note 1, is the Company's only reportable segment.

The PBM segment provides a full range of prescription benefit management services to managed care and other organizations. These services include plan design and administration, formulary management, mail order pharmacy services, claims processing and generic substitution.

The accounting policies of the segments are substantially the same as those described in Note 1. The Company evaluates segment performance based on operating profit, before the effect of nonrecurring charges and gains and intersegment profits.

Following is a reconciliation of the significant components of each segment's sales to consolidated net sales for the years ended December 31:

================================================================================
                                            1998           1997         1996
--------------------------------------------------------------------------------
Pharmacy(1)                                 57.6%         54.7%        51.6%
Front store                                 42.4          45.3         48.4
--------------------------------------------------------------------------------
Consolidated net sales                     100.0%        100.0%       100.0%
================================================================================

(1) Pharmacy sales includes the Retail segment's pharmacy sales, the PBM segment's total sales and the effect of the intersegment sales elimination discussed in the table below.

Following is a reconciliation of the Company's business segments to the consolidated financial statements:

==================================================================================================================================
                                           RETAIL              PBM            INTERSEGMENT          OTHER          CONSOLIDATED
IN MILLIONS                               SEGMENT            SEGMENT        ELIMINATIONS(1)     ADJUSTMENTS(2)         TOTALS
----------------------------------------------------------------------------------------------------------------------------------
1998:
   Net sales                             $ 15,081.1         $    488.4         $ (295.9)          $       --         $ 15,273.6
   Operating profit                           927.8               12.7               --               (188.6)             751.9
   Depreciation and amortization              248.6                1.1               --                   --              249.7
   Total assets                             6,602.1              119.6            (35.5)                  --            6,686.2
   Capital expenditures                       498.0                4.3               --                   --              502.3
==================================================================================================================================
1997:
   Net sales                             $ 13,649.4         $    320.7         $ (220.5)          $       --         $ 13,749.6
   Operating profit                           771.2                7.9               --               (497.4)             281.7
   Depreciation and amortization              237.8                0.4               --                   --              238.2
   Total assets                             5,878.9               60.6            (19.0)                  --            5,920.5
   Capital expenditures                       339.6                2.0               --                   --              341.6
==================================================================================================================================
1996:
   Net sales                             $ 11,766.3         $    208.9         $ (143.6)          $       --         $ 11,831.6
   Operating profit                           602.5                2.2               --                (12.8)             591.9
   Depreciation and amortization              205.2                0.2               --                   --              205.4
   Total assets                             6,003.5               32.8            (21.4)                  --            6,014.9
   Capital expenditures                       326.9                2.0               --                   --              328.9
==================================================================================================================================

(1) Intersegment eliminations relate to intersegment sales and accounts receivables that occur when a PBM segment customer uses a Retail segment store to purchase covered merchandise. When this occurs, both segments record the sale on a stand-alone basis.

(2) Other adjustments relate to the merger, restructuring and other nonrecurring charges. These charges are not considered when management assesses the stand-alone performance of the Company's business segments.


13     COMMITMENTS & CONTINGENCIES

In connection with certain business dispositions completed between 1991 and 1997, the Company continues to guarantee lease obligations for approximately 1,600 former stores. The Company is indemnified for these obligations by the respective purchasers. Assuming that each respective purchaser became insolvent, an event which the Company believes to be highly unlikely, management estimates that it could settle these obligations for approximately $1.1 billion as of December 31, 1998.

In the opinion of management, the ultimate disposition of these guarantees will not have a material adverse effect on the Company's consolidated financial condition, results of operations or future cash flows.

As of December 31, 1998, the Company has outstanding commitments to purchase $334.6 million of merchandise inventory for use in the normal course of business. The Company currently expects to satisfy these purchase commitments by 2002.

The Company is also a defendant in various lawsuits arising in the ordinary course of business. In the opinion of management and the Company's outside counsel, the ultimate disposition of these lawsuits, exclusive of potential insurance recoveries, will not have a material adverse effect on the Company's consolidated financial condition, results of operations or future cash flows.

14     RECONCILIATION OF EARNINGS PER COMMON SHARE

Following is a reconciliation of basic and diluted earnings per common share for the years ended December 31:

===============================================================================================================================
IN MILLIONS, EXCEPT PER SHARE AMOUNTS                                               1998              1997              1996
-------------------------------------------------------------------------------------------------------------------------------
NUMERATOR FOR EARNINGS PER COMMON SHARE CALCULATION:
    Earnings from continuing operations before extraordinary item                $   384.5         $   88.4          $  372.4
    Preference dividends, net of tax benefit                                         (13.6)           (13.7)            (14.5)
-------------------------------------------------------------------------------------------------------------------------------
    Earnings from continuing operations available to common
       shareholders, basic                                                       $   370.9         $   74.7          $  357.9
-------------------------------------------------------------------------------------------------------------------------------
    Earnings (loss) from discontinued operations                                        --             17.5            (164.2)
    Extraordinary loss                                                                  --            (17.1)               --
-------------------------------------------------------------------------------------------------------------------------------
    Net earnings available to common shareholders, basic                         $   370.9         $   75.1          $  193.7
===============================================================================================================================
    Earnings from continuing operations before extraordinary item                $   384.5         $   88.4          $  372.4
    Effect of dilutive securities:
       Preference dividends, net of tax benefit                                         --            (13.7)               --
       Dilutive earnings adjustments                                                  (0.8)              --              (7.5)
-------------------------------------------------------------------------------------------------------------------------------
    Earnings from continuing operations available to common
       shareholders, diluted                                                     $   383.7         $   74.7          $  364.9
-------------------------------------------------------------------------------------------------------------------------------
    Earnings (loss) from discontinued operations                                        --             17.5            (164.2)
    Extraordinary loss                                                                  --            (17.1)               --
-------------------------------------------------------------------------------------------------------------------------------
    Net earnings available to common shareholders, diluted                       $   383.7         $   75.1          $  200.7
===============================================================================================================================
DENOMINATOR FOR EARNINGS PER COMMON SHARE CALCULATION:
    Weighted average common shares, basic                                            387.1            377.2             366.9
    Effect of dilutive securities:
       Preference stock                                                               10.5               --              11.7
       Stock options                                                                   7.6              7.9               5.0
-------------------------------------------------------------------------------------------------------------------------------
    Weighted average common shares, diluted                                          405.2            385.1             383.6
===============================================================================================================================
BASIC EARNINGS PER COMMON SHARE:
    Earnings from continuing operations before extraordinary item                $    0.96         $   0.20          $   0.98
    Earnings (loss) from discontinued operations                                        --             0.05             (0.45)
    Extraordinary item, net of tax benefit                                              --            (0.05)               --
-------------------------------------------------------------------------------------------------------------------------------
    Net earnings                                                                 $    0.96         $   0.20          $   0.53
===============================================================================================================================
DILUTED EARNINGS PER COMMON SHARE:
    Earnings from continuing operations before extraordinary item                $    0.95         $    0.19         $   0.95
    Earnings (loss) from discontinued operations                                        --              0.05            (0.43)
    Extraordinary item, net of tax benefit                                              --             (0.05)              --
-------------------------------------------------------------------------------------------------------------------------------
    Net earnings                                                                 $    0.95         $    0.19         $   0.52
===============================================================================================================================

15     RESTATEMENT

On May 11, 1999, CVS Corporation filed a Registration Statement on Form S-4 with the Securities and Exchange Commission related to an exchange offer for the $300 million of debt securities that CVS sold in a private placement on February 11, 1999. In connection with the SEC's review of that registration statement, CVS has restated its consolidated financial statements for 1998 and 1997 for the effect of the following:

- In connection with the merger of CVS and Arbor, CVS recorded an $11.0 million pre-tax ($6.5 million after-tax) charge in the second quarter of 1998, which represented the estimated nonrecurring costs that would be incurred in connection with eliminating the duplicate Arbor information technology systems. As reflected in the table below, CVS agreed to restate 1998 to expense these nonrecurring costs in the fiscal quarters in which the costs were incurred.

- In connection with the merger of CVS and Revco, CVS recorded a $39.6 million pre-tax ($23.4 million after-tax) charge in the second quarter of 1997, which represented the estimated nonrecurring costs that would be incurred in connection with eliminating the duplicate Revco information technology systems. As reflected in the table below, CVS agreed to restate 1997 to expense these nonrecurring costs in the fiscal quarters in which the costs were incurred.

- Also in connection with the merger of CVS and Revco, CVS recorded a $35.0 million pre-tax ($20.5 million after-tax) charge, which represented the estimated nonrecurring costs that would be incurred in connection with removing noncompatible merchandise fixtures from approximately 2,200 Revco stores. As reflected in the table below, CVS agreed to restate 1997 and 1998 to expense these nonrecurring costs in the fiscal quarters in which the costs were incurred.

Following is a summary of the effect the above adjustments on CVS' consolidated statements of operations for the years ended December 31, 1998 and 1997:

=================================================================================================================================
                                                                                    YEARS ENDED DECEMBER 31,
                                                                              1998                             1997
                                                                 -------------------------------  -------------------------------
                                                                        AS       AS PREVIOUSLY           AS       AS PREVIOUSLY
IN MILLIONS, EXCEPT PER SHARE AMOUNTS                                RESTATED     REPORTED            RESTATED       REPORTED
---------------------------------------------------------------------------------------------------------------------------------
Net sales                                                          $  15,273.6     $  15,273.6        $ 13,749.6     $ 13,749.6
Cost of goods sold, buying and warehousing costs                      11,144.4        11,144.4          10,031.3       10,031.3
---------------------------------------------------------------------------------------------------------------------------------
Gross margin                                                           4,129.2         4,129.2           3,718.3        3,718.3
Selling, general and administrative expenses                           2,949.0         2,949.0           2,776.0        2,776.0
Depreciation and amortization                                            249.7           249.7             238.2          238.2
Merger, restructuring and other nonrecurring charges                     178.6           158.3             422.4          442.7
---------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                               3,377.3         3,357.0           3,436.6        3,456.9
---------------------------------------------------------------------------------------------------------------------------------
Operating profit                                                         751.9           772.2             281.7          261.4
Interest expense, net                                                     60.9            60.9              44.1           44.1
---------------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations before income taxes and
    extraordinary item                                                   691.0           711.3             237.6          217.3
Income tax provision                                                    (306.5)         (314.9)           (149.2)        (140.8)
---------------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations before extraordinary item            384.5           396.4              88.4           76.5
Discontinued operations, net of tax provision                               --              --              17.5           17.5
---------------------------------------------------------------------------------------------------------------------------------
Earning before extraordinary item                                           --              --             105.9           94.0
Extraordinary item, loss related to early retirement of debt,
    net of tax benefit of $11.4                                             --              --             (17.1)         (17.1)
---------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                        $    384.5     $     396.4        $     88.8     $     76.9
Preference dividends, net of income tax benefit                          (13.6)          (13.6)            (13.7)         (13.7)
---------------------------------------------------------------------------------------------------------------------------------
Net earnings available to common shareholders                       $    370.9     $     382.8        $     75.1     $     63.2
=================================================================================================================================
BASIC EARNINGS PER COMMON SHARE:
    Earnings from continuing operations before extraordinary item   $     0.96     $      0.99        $     0.20     $     0.17
    Earnings from discontinued operations                                   --              --              0.05           0.05
    Extraordinary loss, net of tax benefit                                  --              --             (0.05)         (0.05)
---------------------------------------------------------------------------------------------------------------------------------
    Net earnings                                                          0.96            0.99              0.20           0.17
---------------------------------------------------------------------------------------------------------------------------------
    Weighted average common shares outstanding                           387.1           387.1             377.2          377.2
=================================================================================================================================
DILUTED EARNINGS PER COMMON SHARE:
    Earnings from continuing operations before extraordinary item   $     0.95     $      0.98        $     0.19     $     0.16
    Earnings from discontinued operations                                   --              --              0.05           0.05
    Extraordinary loss, net of tax benefit                                  --              --             (0.05)         (0.05)
---------------------------------------------------------------------------------------------------------------------------------
    Net earnings                                                          0.95            0.98              0.19           0.16
---------------------------------------------------------------------------------------------------------------------------------
    Weighted average common shares outstanding                           405.2           405.2             385.1          385.1
=================================================================================================================================

Following is a summary of the effect of the above adjustments on CVS' consolidated balance sheet as of December 31, 1997:

==============================================================================================
                                                                    DECEMBER 31, 1997
                                                               -----------------------------
                                                                     AS       AS PREVIOUSLY
IN MILLIONS, EXCEPT PER SHARE AMOUNTS                            RESTATED         REPORTED
---------------------------------------------------------------------------------------------
ASSETS:
    Cash and cash equivalents                                     $   192.5    $    192.5
    Accounts receivable, net                                          452.4         452.4
    Inventories                                                     2,882.4       2,882.4
    Other current assets                                              356.4         364.8
----------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                          3,883.7       3,892.1

    Property and equipment, net                                     1,072.3       1,072.3
    Goodwill, net                                                     711.5         711.5
    Deferred charges and other assets                                 253.0         303.0
----------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                $ 5,920.5    $  5,978.9
==============================================================================================

LIABILITIES:
    Accounts payable                                              $ 1,233.7    $  1,233.7
    Accrued expenses                                                1,098.3       1,168.6
    Short-term borrowings                                             466.4         466.4
    Current maturities of long-term debt                               41.9          41.9
----------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                     2,840.3       2,910.6

    Long-term debt                                                    290.4         290.4
    Other long-term liabilities                                       163.3         163.3

SHAREHOLDERS' EQUITY:
    Preference stock, series one ESOP convertible                     284.6         284.6
    Common stock,                                                       3.9           3.9
    Treasury stock, at cost:                                         (262.9)       (262.9)
    Guaranteed ESOP obligation                                       (292.2)       (292.2)
    Capital surplus                                                 1,154.0       1,154.0
    Retained earnings                                               1,739.1       1,727.2
----------------------------------------------------------------------------------------------
      TOTAL SHAREHOLDERS' EQUITY                                    2,626.5       2,614.6
----------------------------------------------------------------------------------------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 5,920.5    $  5,978.9
==============================================================================================

16     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Following is a summary of the effect of the restatement adjustments discussed in Note 15 on CVS' consolidated quarterly financial information:


===================================================================================================================================
                                                                               1998
                                       FIRST QUARTER           SECOND QUARTER           THIRD QUARTER           FOURTH QUARTER
                                   ----------------------  -----------------------  ----------------------  -----------------------
IN MILLIONS,                           AS     AS PREVIOUSLY     AS     AS PREVIOUSLY    AS      AS PREVIOUSLY   AS    AS PREVIOUSLY
EXCEPT PER SHARE AMOUNTS             RESTATED   REPORTED      RESTATED   REPORTED     RESTATED   REPORTED     RESTATED    REPORTED
------------------------------------------------------------------------------------------------------------------------------------
Net sales                            $3,601.5    $3,601.5     $3,755.9   $3,755.9      $3,725.1   $3,725.1     $4,191.1    $4,191.1
Gross margin                          1,006.9     1,006.9      1,020.5    1,020.5      $  995.3   $  995.3     $1,106.5    $1,106.5
Selling, general & administrative       704.2       704.2        726.4      726.4         742.9      742.9        775.5       775.5
Depreciation and amortization            63.8        63.8         61.2       61.2          60.7       60.7         64.0        64.0
Merger, restructuring and other
  nonrecurring charges                    5.1          --        161.0      158.3          10.6         --          1.9          --
------------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                773.1       768.0        948.6      945.9         814.2      803.6        841.4       839.5
------------------------------------------------------------------------------------------------------------------------------------
Operating profit                        233.8       238.9         71.9       74.6         181.1      191.7        265.1       267.0
Interest expense, net                    11.2        11.2         18.9       18.9          15.1       15.1         15.7        15.7
------------------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes            222.6       227.7         53.0       55.7         166.0      176.6        249.4       251.3
Income tax provision                     93.6        95.7         38.4       39.5          69.8       74.2        104.7       105.5
------------------------------------------------------------------------------------------------------------------------------------
Net earnings                         $  129.0    $  132.0     $   14.6   $   16.2      $   96.2   $  102.4     $  144.7    $  145.8
Preference dividends, net of
   income tax benefit                    (3.4)       (3.4)        (3.4)      (3.4)         (3.4)      (3.4)        (3.4)       (3.4)
------------------------------------------------------------------------------------------------------------------------------------
Net earnings available to common
   shareholders                      $  125.6    $  128.6     $   11.2   $   12.8      $   92.8   $   99.0     $  141.3    $  142.4
===================================================================================================================================
BASIC EARNINGS PER COMMON SHARE:
   Net earnings                          0.33        0.34         0.03       0.03          0.24       0.25         0.36        0.37
-----------------------------------------------------------------------------------------------------------------------------------
   Weighted average common
      shares outstanding                382.9       382.9        385.8      385.8         389.5      389.5        390.1       390.1
===================================================================================================================================
DILUTED EARNINGS PER COMMON SHARE:
   Net earnings                          0.32        0.33         0.03       0.03          0.23       0.25         0.36        0.36
-----------------------------------------------------------------------------------------------------------------------------------
   Weighted average common
      shares outstanding                400.9       400.9        394.6      394.6         396.1      396.1        407.5       407.5
===================================================================================================================================
DIVIDENDS DECLARED PER COMMON SHARE  $ 0.0550    $ 0.0550     $ 0.0550   $ 0.0550      $ 0.0575   $ 0.0575     $ 0.0575    $ 0.0575
===================================================================================================================================

===================================================================================================================================
                                                                               1997
                                       FIRST QUARTER           SECOND QUARTER           THIRD QUARTER           FOURTH QUARTER
                                   ----------------------  -----------------------  ----------------------  -----------------------
IN MILLIONS,                           AS     AS PREVIOUSLY     AS     AS PREVIOUSLY    AS      AS PREVIOUSLY   AS    AS PREVIOUSLY
EXCEPT PER SHARE AMOUNTS             RESTATED   REPORTED      RESTATED   REPORTED     RESTATED   REPORTED     RESTATED    REPORTED
------------------------------------------------------------------------------------------------------------------------------------
Net sales                            $3,397.8   $3,397.8      $3,406.8   $3,406.8     $3,328.7    $3,328.7     $3,616.3    $3,616.3
Gross margin                            967.9      967.9         873.0      873.0     $  905.6    $  905.6     $  971.8    $  971.8
Selling, general & administrative       703.3      703.3         693.7      693.7        688.6       688.6        690.4       690.4
Depreciation and amortization            57.7       57.7          58.7       58.7         63.5        63.5         58.3        58.3
Merger, restructuring and other
  nonrecurring charges                   31.0       31.0         350.3      411.7         15.1          --         26.0          --
-----------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                792.0      792.0       1,102.7    1,164.1        767.2       752.1        774.7       748.7
------------------------------------------------------------------------------------------------------------------------------------
Operating profit (loss)                 175.9      175.9        (229.7)    (291.1)       138.4       153.5        197.1       223.1
Interest expense, net                    12.9       12.9          16.2       16.2          9.2         9.2          5.8         5.8
------------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing
  operations before income taxes and
  extraordinary item                    163.0      163.0        (245.9)    (307.3)       129.2       144.3        191.3       217.3
Income tax provision (benefit)           70.9       70.9         (60.5)     (85.9)        55.9        62.1         82.9        93.7
------------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing
  operations before extraordinary
  item                                   92.1       92.1        (185.4)    (221.4)        73.3        82.2        108.4       123.6
Discontinued operations, net of tax
  provision                               0.1        0.1          17.4       17.4           --          --           --          --
------------------------------------------------------------------------------------------------------------------------------------
Earnings before extraordinary item       92.2       92.2        (168.0)    (204.0)        73.3        82.2        108.4       123.6
Extraordinary loss, net of tax
  benefit                                  --         --         (17.1)     (17.1)          --          --           --          --
------------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                  $   92.2   $   92.2      $ (185.1)   $(221.1)     $  73.3    $   82.2     $  108.4    $  123.6
Preference dividends, net of
  income tax benefit                     (3.5)      (3.5)         (3.4)      (3.4)        (3.4)       (3.4)        (3.4)       (3.4)
------------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss) available to
  common shareholders                $   88.7   $   88.7      $ (188.5)   $(224.5)     $  69.9    $   78.8     $  105.0    $  120.2
===================================================================================================================================
BASIC EARNINGS PER COMMON SHARE:
  Earnings (loss) from continuing
  operations before extraordinary
  item                               $   0.24   $   0.24      $  (0.51)    $(0.60)     $  0.18    $   0.21     $   0.27    $   0.31
  Earnings from discontinued
   operations                              --         --          0.05       0.05           --          --           --          --
  Extraordinary loss, net of tax
   benefit                                 --         --         (0.05)     (0.05)          --          --           --          --
------------------------------------------------------------------------------------------------------------------------------------
  Net earnings (loss)                    0.24       0.24         (0.51)     (0.60)        0.18        0.21         0.27        0.31
------------------------------------------------------------------------------------------------------------------------------------
  Weighted average common
    shares outstanding                  370.6      370.6         373.9      373.9        381.7       381.7        382.3       382.3
===================================================================================================================================
DILUTED EARNINGS PER COMMON SHARE:
  Earnings (loss) from continuing
    operations before extraordinary
    item                             $   0.23   $   0.23      $  (0.51)    $(0.60)      $ 0.18    $   0.20     $   0.27    $   0.31
  Earnings from discontinued
   operations                              --         --          0.05       0.05           --          --           --          --
  Extraordinary loss, net of tax
   benefit                                 --         --         (0.05)     (0.05)          --          --           --          --
------------------------------------------------------------------------------------------------------------------------------------
  Net earnings (loss)                    0.23       0.23         (0.51)     (0.60)        0.18        0.20         0.27        0.31
------------------------------------------------------------------------------------------------------------------------------------
  Weighted average common
    shares outstanding                  377.4      377.4         373.9      373.9        388.0       388.0        399.6        399.6
===================================================================================================================================
Dividends declared per common share  $ 0.0550   $ 0.0550     $  0.0550    $ 0.0550      $ 0.0550  $ 0.0550     $ 0.0550    $ 0.0550
===================================================================================================================================