Form 10-Q/A
period 1999-03-27
CVS CORP
filed 1999-11-17
CIK 64803

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                (Amendment No.1)


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

                                      INDEX

                                                                                     PAGE


PART I

    Explanatory Note: Purpose of this amendment on Form 10-Q/A                         3

    Recent Developments                                                                3

    Item 1.   Financial Statements

              Consolidated Condensed Statements of Operations -
                 Three Months Ended March 27, 1999 and March 28, 1998                  4

              Consolidated Condensed Balance Sheets -
                 As of March 27, 1999 and December 31, 1998                            5

              Consolidated Condensed Statements of Cash Flows -
                 Three Months Ended March 27, 1999 and March 28, 1998                  6

              Notes to Consolidated Condensed Financial Statements                     7

              Independent Auditors' Review Report                                     13

    Item 2.   Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                14

    Item 3.   Quantitative and Qualitative Disclosures About Market Risk              21


PART II

    Item 6.   Exhibits and Reports on Form 8-K                                        22

    Signature Page                                                                    22

EXPLANATORY NOTE: PURPOSE OF THIS AMENDMENT ON FORM 10-Q/A

The principal purpose of this Amendment is to reflect the restatement adjustments described under "Recent Developments" below. Our Form 10-Q still speaks as of March 27, 1999 (except as otherwise expressly noted), and no attempt has been made in this Form 10-Q/A to modify or update our disclosures, except as required to reflect the effects of the restatement adjustments to our financial statements.

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

CVS notes that:

- The restatement simply shifted nonrecurring costs that were related to the CVS/Arbor and CVS/Revco mergers between quarters in 1997 and 1998, and had no effect on the two years when viewed together.

-  The restatement has no effect on 1999 or future years.

- The restatement has no effect on historical cash flows or future cash flow requirements.

- We believe the restatement should not affect the financial models of analysts and investors.

For additional information about the restatement, please read Notes 15 and 16 to the Company's consolidated financial statements, which are included in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998.

PART I                                                                    ITEM 1
================================================================================
                                 CVS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                         --------------------------
                                                                       (As Restated)
                                                         MARCH 27,        March 28,
IN MILLIONS, EXCEPT PER SHARE AMOUNTS                       1999            1998
=======================================================================================
Net sales                                              $     4,240.5       $ 3,601.5
Cost of goods sold, buying and warehousing costs             3,071.1         2,594.6
---------------------------------------------------------------------------------------
   Gross margin                                              1,169.4         1,006.9
Selling, general and administrative expenses                   808.2           704.2
Depreciation and amortization                                   68.0            63.8
Merger, restructuring and other nonrecurring charges              --             5.1
---------------------------------------------------------------------------------------
   Total operating expenses                                    876.2           773.1
---------------------------------------------------------------------------------------
Operating profit                                               293.2           233.8
Interest expense, net                                           14.3            11.2
---------------------------------------------------------------------------------------
Earnings before income taxes                                   278.9           222.6
Income tax provision                                           114.3            93.6
---------------------------------------------------------------------------------------
Net earnings                                                   164.6           129.0
Preference dividends, net of income tax benefit                  3.6             3.4
---------------------------------------------------------------------------------------
Net earnings available to common shareholders              $   161.0       $   125.6
=======================================================================================

BASIC EARNINGS PER COMMON SHARE:
   Net earnings                                            $    0.41       $    0.33
---------------------------------------------------------------------------------------
   Weighted average basic common shares outstanding            390.5           382.9
=======================================================================================

DILUTED EARNINGS PER COMMON SHARE:
   Net earnings                                            $    0.40       $    0.32
---------------------------------------------------------------------------------------
   Weighted average diluted common shares outstanding          408.2           400.9
=======================================================================================
DIVIDENDS DECLARED PER COMMON SHARE                        $  0.0575       $  0.0550
=======================================================================================

See accompanying notes to consolidated condensed financial statements.

PART I                                                                    ITEM 1
================================================================================
                                 CVS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                    (Unaudited)
                                                                                      MARCH 27,       DECEMBER 31,
IN MILLIONS, EXCEPT PER SHARE AMOUNTS                                                   1999             1998
====================================================================================================================
ASSETS:
  Cash and cash equivalents                                                           $   136.8         $   180.8
  Accounts receivable, net                                                                699.3             650.3
  Inventories                                                                           3,286.3           3,190.2
  Other current assets                                                                    310.2             327.9
--------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                                              4,432.6           4,349.2

  Property and equipment, net                                                           1,378.8           1,351.2
  Goodwill, net                                                                           690.9             724.6
  Deferred charges and other assets                                                       289.7             261.2
--------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                          $ 6,792.0         $ 6,686.2
====================================================================================================================

LIABILITIES:

  Accounts payable                                                                    $ 1,203.3         $ 1,286.3
  Accrued expenses                                                                      1,068.7           1,061.3
  Short-term borrowings                                                                   522.4             771.1
  Current maturities of long-term debt                                                     14.6              14.6
--------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                                         2,809.0           3,133.3

  Long-term debt                                                                          575.5             275.7
  Other long-term liabilities                                                             143.3             166.6

SHAREHOLDERS' EQUITY:
  Preferred stock; par value $0.01: authorized 0.1 shares, issued and
      outstanding 0.0 shares                                                                 --                --
  Preference stock; par value $1.00: authorized 50 shares, Series One
      ESOP Convertible, issued and outstanding 5.2 shares at March 27, 1999
      and December 31, 1998                                                               279.2             280.0
  Common stock; par value $0.01: authorized 1,000 shares, issued 401.8
       shares at March 27, 1999 and 401.4 shares at December 31, 1998                       4.0               4.0
  Treasury stock at cost: 11.1 shares at March 27, 1999 and
      11.2 shares at December 31, 1998                                                   (259.4)           (260.2)
  Guaranteed ESOP obligation                                                             (270.7)           (270.7)
  Capital surplus                                                                       1,347.8           1,336.4
  Retained earnings                                                                     2,163.3           2,021.1
--------------------------------------------------------------------------------------------------------------------
      TOTAL SHAREHOLDERS' EQUITY                                                        3,264.2           3,110.6
--------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $ 6,792.0         $ 6,686.2
====================================================================================================================

See accompanying notes to consolidated condensed financial statements.

PART I                                                                    ITEM 1
================================================================================
                                 CVS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                -----------------------------
                                                                                 (As Restated)
                                                                MARCH 27,          March 28,
IN MILLIONS                                                        1999               1998
=================================================================================================


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                   $  164.6            $  129.0
  Adjustments required to reconcile net earnings to
   net cash provided by (used in) operating activities:
    Depreciation and amortization                                    68.0                63.8
    Merger, restructuring and other nonrecurring charges              --                  5.1
    Deferred income taxes and other non-cash items                    2.7                52.3
Change in assets and liabilities, excluding acquisitions
and dispositions:
  (Increase) in accounts receivable, net                            (49.1)              (11.9)
  (Increase) in inventories                                         (96.1)             (265.5)
  (Increase) in other current assets, deferred charges
  and other assets                                                  (54.2)              (18.7)
  (Decrease) in accounts payable                                    (82.9)               (4.5)
  (Decrease) in accrued expenses                                    (23.8)             (148.9)
  Increase in federal income taxes payable and other liabilities     85.3                50.3
-------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              $   14.5            $ (149.0)
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                              (117.8)             (105.6)
  Proceeds from sale or disposal of assets                           25.5                29.6
  Acquisitions, net of cash                                          (1.7)                 --
-------------------------------------------------------------------------------------------------
NET CASH (USED IN) INVESTING ACTIVITIES                             (94.0)              (76.0)
=================================================================================================

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt issuance                                       300.0                  --
  (Reductions in) additions to short-term borrowings               (248.7)              196.7
  Dividends paid                                                    (22.5)              (22.6)
  Proceeds from exercise of stock options                             6.9                13.8
  Reductions in long-term debt                                       (0.2)              (19.8)
-------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            35.5               168.1
=================================================================================================

Net decrease in cash and cash equivalents                           (44.0)              (56.9)
Cash and cash equivalents at beginning of period                    180.8               192.5
-------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  136.8            $  135.6
=================================================================================================

See accompanying notes to consolidated condensed financial statements.

PART I                                                                    ITEM 1
================================================================================
                                 CVS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1

The accompanying consolidated condensed financial statements of CVS Corporation ("CVS" or the "Company") have been prepared without audit, in accordance with the rules and regulations of the Securities and Exchange Commission. In accordance with such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998.

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

In connection with the SEC's review of that registration statement, CVS has restated its consolidated financial statements for 1997 and 1998 to reflect the effect of the adjustments discussed in Notes 15 and 16 to the Company's consolidated financial statements which are included in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998.

The accompanying consolidated condensed financial statements as of and for the three months ended March 28, 1998 reflect the effect of the restatement adjustments. The restatement adjustments have no effect on 1999 or future years.

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

CVS/ARBOR CHARGE

During the second quarter of 1998, the Company recorded a $147.3 million charge to operating expenses for direct and other merger-related costs pertaining to the CVS/Arbor merger transaction and certain restructuring activities (the "CVS/Arbor Charge"). The restructuring activities related to management's plan to close Arbor's Troy, Michigan corporate headquarters, terminate Arbor's corporate headquarters employees, and close certain store locations. Asset write-offs included in this charge totaled $41.2 million. The balance of the charge, $106.1 million, will require cash outlays of which $49.4 million and $50.5 million had been incurred as of December 31, 1998 and March 27, 1999, respectively.

PART I                                                                    ITEM 1
--------------------------------------------------------------------------------
                                 CVS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Following is a reconciliation of the beginning and ending liability balances associated with the CVS/Arbor Charge at March 27, 1999:

=====================================================================================================================
                                                                                Exit Costs
                                                       Employee   --------------------------------------
                                          Merger      Severance   Noncancelable
                                        Transaction       &          Lease        Asset      Other Exit
IN MILLIONS                                Costs     Benefits(1)  Obligations(2)Write-offs     Costs        Total
---------------------------------------------------------------------------------------------------------------------
CVS/Arbor Charge                         $  15.0       $  27.1      $  40.0      $  41.2      $  24.0      $ 147.3
Utilization through 12/31/98 - cash        (15.9)        (13.8)          --           --        (19.7)       (49.4)
Utilization through 12/31/98 - noncash        --            --           --        (41.2)          --        (41.2)
Transfer(3)                                  0.9            --           --           --         (0.9)          --
---------------------------------------------------------------------------------------------------------------------
Balance at 12/31/98                      $    --       $  13.3      $  40.0      $    --      $   3.4      $  56.7
1999 utilization - cash                       --          (0.8)        (0.3)          --           --         (1.1)
---------------------------------------------------------------------------------------------------------------------
BALANCE AT 3/27/99(4)                    $    --       $  12.5      $  39.7      $    --      $   3.4      $  55.6
=====================================================================================================================

(1) Employee severance and benefits extend through 2000.

(2) Noncancelable lease obligations extend through 2020.

(3) The transfers between the components of the plan were recorded in the same period that the changes in estimates were determined. These amounts are considered to be immaterial.

(4) The Company believes that the reserve balances at March 27, 1999 are adequate to cover the remaining liabilities associated with the CVS/Arbor Charge.

CVS/REVCO CHARGE

During the second quarter of 1997, the Company recorded a $337.1 million charge to operating expenses for direct and other merger-related costs pertaining to the CVS/Revco merger transaction and certain restructuring activities (the "CVS/Revco Charge"). The restructuring activities related to management's plan to close Revco's Twinsburg, Ohio corporate headquarters, terminate Revco's corporate headquarters employees, and close certain store locations. Asset write-offs included in this charge totaled $82.2 million. The balance of the charge, $254.9 million, will require cash outlays of which $193.4 million and $198.9 million had been incurred as of December 31, 1998 and March 27, 1999, respectively.

Following is a reconciliation of the beginning and ending liability balances associated with the CVS/Revco Charge at March 27, 1999:

================================================================================================================----
                                                                                Exit Costs
                                                       Employee   --------------------------------------
                                          Merger      Severance   Noncancelable
                                        Transaction       &          Lease        Asset      Other Exit
IN MILLIONS                                Costs     Benefits(1)  Obligations(2)Write-offs     Costs        Total
--------------------------------------------------------------------------------------------------------------------
CVS/Revco Charge                         $  35.0       $  89.8      $  67.0      $  82.2      $  63.1      $ 337.1
Utilization through 12/31/98 - cash        (32.4)        (77.4)       (17.9)          --        (65.7)      (193.4)
Utilization through 12/31/98 - noncash        --            --           --        (82.2)          --        (82.2)
Transfer(3)                                 (2.6)           --           --           --          2.6           --
--------------------------------------------------------------------------------------------------------------------
Balance at 12/31/98                      $    --       $  12.4      $  49.1      $    --      $    --      $  61.5
1999 utilization - cash                       --          (0.8)        (4.7)          --           --         (5.5)
--------------------------------------------------------------------------------------------------------------------
BALANCE AT 3/27/99(4)                    $    --       $  11.6      $  44.4      $    --      $    --      $  56.0
================================================================================================================----

(1)Employee severance extends through 1999. Employee benefits extend for a number of years to coincide with the payment of retirement benefits.

(2) Noncancelable lease obligations extend through 2017.

(3) The transfers between the components of the plan were recorded in the same period that the changes in estimates were determined. These amounts are considered to be immaterial.

(4) The Company believes that the reserve balances at March 27, 1999 are adequate to cover the remaining liabilities associated with the CVS/Revco Charge.

PART I                                                                    ITEM 1
================================================================================
                                 CVS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

BIG B CHARGE

During the first quarter of 1997, the Company recorded a $31.0 million charge to operating expenses for certain costs associated with the restructuring of Big B, Inc., which the Company acquired in 1996 (the "Big B Charge"). Asset write-offs included in this charge totaled $5.1 million. The balance of the charge, $25.9 million, will require cash outlays of which $10.0 million and $10.7 million had been incurred as of December 31, 1998 and March 27, 1999, respectively. The remaining cash outlays primarily include noncancelable lease obligations, which extend through 2012.

The exit plans related to the CVS/Arbor Charge, the CVS/Revco Charge and the Big B Charge did not provide future benefit to the retained stores or corporate facilities.

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

Following is a reconciliation of the beginning and ending liability balances associated with the strategic restructuring program at March 27, 1999:

====================================================================================================================
                                                        Noncancelable     Employee
                                           Loss on          Lease        Severance
IN MILLIONS                                Disposal    Obligations(1)  & Benefits(2)       Other          Total
--------------------------------------------------------------------------------------------------------------------
Strategic restructuring charges           $    721.8     $    187.4      $     58.6     $    174.2      $  1,142.0
Utilization through 12/31/98                  (760.6)        (124.6)          (47.9)        (174.2)       (1,107.3)
Transfer(3)                                     38.8          (32.8)           (6.0)           --              --
--------------------------------------------------------------------------------------------------------------------
Balance at 12/31/98                       $      --      $     30.0      $      4.7     $      --       $     34.7
1999 utilization                                 --            (1.2)           (1.2)           --             (2.4)
--------------------------------------------------------------------------------------------------------------------
BALANCE AT 3/27/99(4)                     $      --      $     28.8      $      3.5     $      --       $     32.3
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

(4) The Company believes that the reserve balances at March 27, 1999 are adequate to cover the remaining liabilities associated with the strategic restructuring program.

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

NOTE 5

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

Following is a reconciliation of the Company's business segments to the consolidated condensed financial statements as of and for the three months ended March 27, 1999 and March 28, 1998:

====================================================================================================================
                                Retail             PBM           Intersegment         Other          Consolidated
IN MILLIONS                    Segment           Segment       Eliminations(1)    Adjustments(2)        Totals
--------------------------------------------------------------------------------------------------------------------
 MARCH 27, 1999:
     Net sales                 $ 4,152.4         $   189.5         $  (101.4)        $      --         $ 4,240.5
     Operating profit              284.8               8.4                --                --             293.2
--------------------------------------------------------------------------------------------------------------------
 March 28, 1998:
     Net sales                 $ 3,565.8         $   111.9         $   (76.2)        $      --         $ 3,601.5
     Operating profit              235.3               3.6                --              (5.1)            233.8
--------------------------------------------------------------------------------------------------------------------
Total assets:
 MARCH 27, 1999                $ 6,703.4         $   137.5         $   (48.9)        $      --         $ 6,792.0
 December 31, 1998               6,602.1             119.6             (35.5)               --           6,686.2
 March 28, 1998                  6,063.2              68.2             (11.5)               --           6,119.9
====================================================================================================================

(1) Intersegment eliminations relate to intersegment sales and accounts receivables that occur when a PBM segment customer uses a Retail segment store to purchase covered merchandise. When this occurs, both segments record the sale on a stand-alone basis.

(2) The Company evaluates segment performance based on operating profit before the effect of nonrecurring charges and gains and intersegment profits. Other adjustments relate to nonrecurring costs that were incurred in connection with eliminating Revco's noncompatible store merchandise fixtures.

NOTE 6

Following are the components of net interest expense:

=========================================================================
                                         THREE MONTHS ENDED
IN MILLIONS                     MARCH 27, 1999        March 28, 1998
-------------------------------------------------------------------------
Interest expense                    $  16.1               $  13.0
Interest income                        (1.8)                 (1.8)
-------------------------------------------------------------------------
    Interest expense, net           $  14.3               $  11.2
=========================================================================

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

Following is a reconciliation of basic and diluted earnings per common share for the three months ended:

==================================================================================================
                                                                     MARCH 27,        March 28,
IN MILLIONS, EXCEPT PER SHARE AMOUNTS                                  1999             1998
--------------------------------------------------------------------------------------------------
NUMERATOR FOR EARNINGS PER COMMON SHARE CALCULATION:
    Net earnings                                                      $  164.6        $  129.0
    Preference dividends, net of income tax benefit                       (3.6)           (3.4)
--------------------------------------------------------------------------------------------------
    Net earnings available to common shareholders, basic              $  161.0        $  125.6
==================================================================================================

    Net earnings                                                      $  164.6        $  129.0
    Effect of dilutive securities:
       Dilutive earnings adjustments                                       0.3            (0.2)
--------------------------------------------------------------------------------------------------
    Net earnings available to common shareholders, diluted            $  164.9        $  128.8
==================================================================================================
DENOMINATOR FOR EARNINGS PER COMMON SHARE CALCULATION:
    Weighted average common shares, basic                                390.5           382.9
    Effect of dilutive securities:
       ESOP preference stock                                              10.4            10.6
       Stock options                                                       7.3             7.4
--------------------------------------------------------------------------------------------------
    Weighted average common shares, diluted                              408.2           400.9
==================================================================================================
BASIC EARNINGS PER COMMON SHARE                                       $   0.41        $   0.33
--------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER COMMON SHARE                                     $   0.40        $   0.32
==================================================================================================

NOTE 8

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

The consolidated statements of operations and cash flows for the three month period ended March 28, 1998, have been restated as discussed in Note 1.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of CVS Corporation as of December 31, 1998 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 27, 1999, except for Note 15, to which the date is November 12, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1998, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ KPMG LLP
-----------------------
KPMG LLP

Providence, Rhode Island
April 27, 1999, except for Note 1, to which the date is November 12, 1999

PART I                                                                    ITEM 2
================================================================================
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

INTRODUCTION


The following discussion explains the material changes in our results of operations for the three months ended March 27, 1999 and March 28, 1998 and the significant developments affecting our financial condition since December 31, 1998. We strongly recommend that you read our audited consolidated financial statements and footnotes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998.

RECENT DEVELOPMENT

On May 11, 1999, CVS filed a registration statement with the Securities and Exchange Commission related to an exchange offer for the $300 million of debt securities that CVS sold in a private placement on February 11, 1999.

In connection with the SEC's review of that registration statement, CVS has restated its consolidated financial statements for 1997 and 1998 to reflect the effect of the adjustments discussed in Notes 15 and 16 to the consolidated financial statements, which are included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998. As a result of the restatement, earnings from continuing operations increased $11.9 million (or $0.03 per diluted common share) in 1997 and decreased $11.9 million (or $0.03 per diluted common share) in 1998.

What should investors and analysts know about the restatement?

- The restatement simply shifted nonrecurring costs that were related to the CVS/Arbor and CVS/Revco mergers between quarters in 1997 and 1998. The restatement had no effect on the two years when viewed together.

-  The restatement has no effect on 1999 or future years.

- The restatement has no effect on historical cash flows or future cash flow requirements.

- The restatement has no effect on earnings from continuing operations before merger, restructuring and other nonrecurring charges. Accordingly, we believe the restatement should not affect the financial models of analysts and investors.

The following discussion and analysis has been revised to reflect the effect of the restatement adjustments.


RESULTS OF OPERATIONS

NET SALES for the first quarter of 1999 increased $639.0 million (or 17.7%) to $4.2 billion, compared to $3.6 billion in the first quarter of 1998. Same store sales, consisting of sales from stores that have been open for more than one year, rose 13.4%, while pharmacy same store sales increased 20.4%. Pharmacy sales were 59% of total sales in the first quarter of 1999, compared to 56% in the first quarter of 1998. Third party prescription sales were 85% of pharmacy sales during the first quarter of 1999, compared to 83% in the first quarter of 1998.

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

       - Sales also benefited from our active relocation program which seeks to move our existing shopping center stores to larger, more convenient, freestanding locations. Historically, we have achieved significant improvements in customer count and net sales when we do this. The resulting increase in net sales has typically been driven by an increase in front store sales, which normally have a higher gross margin. We believe that our relocation program offers a significant opportunity for future growth, as 27% of our existing stores are freestanding at March 27, 1999. Our long-term goal is to have 70-80% of our stores located in freestanding sites.

GROSS MARGIN for the first quarter of 1999 increased $162.5 million (or 16.1%) to $1,169.4 million, compared to $1,006.9 million in the first quarter of 1998. Gross margin as a percentage of net sales for the first quarter of 1999 was 27.6%, compared to 28.0% of net sales in the first quarter of 1998.

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


TOTAL OPERATING EXPENSES for the first quarter of 1999 were $876.2 million or (20.7%) of net sales, compared to $773.1 million or 21.5% of net sales in the first quarter of 1998. As you review our performance in this area, please remember to consider the impact of the $5.1 million of nonrecurring costs we incurred during the first quarter of 1998 in connection with eliminating Revco's noncompatible store merchandise fixtures. If you exclude the effect of these nonrecurring costs, comparable operating expenses were 20.7% of net sales in the first quarter of 1999, compared to 21.3% of net sales in the first quarter of 1998.


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


OPERATING PROFIT for the first quarter of 1999 increased $59.4 million (or 25.4%) to $293.2 million, compared to $233.8 million for the first quarter of 1998. If you exclude the effect of the nonrecurring costs we recorded in total operating expenses during the first quarter of 1998, comparable operating profit as a percentage of net sales was 6.9% in the first quarter of 1999, compared to 6.6% in the first quarter of 1998.


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


NET EARNINGS for the first quarter of 1999 increased $35.6 million (or 27.6%) to $164.6 million, or $0.40 per diluted share, compared to $129.0 million, or $0.32 per diluted share, in the first quarter of 1998. If you exclude the effect of the nonrecurring costs we recorded in total operating expenses during the first quarter of 1998, our comparable net earnings increased $32.6 million
(or 24.7%) to $164.6 million, or $0.40 per diluted share, in the first quarter of 1999, compared to $132.0 million, or $0.33 per diluted share, in the first quarter of 1998.

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

NET CASH PROVIDED BY OPERATIONS

Net cash provided by operations increased $163.5 million to $14.5 million during the first three months of 1999. This compares to net cash used in operations of $149.0 during the first three months of 1998. The improvement in net cash provided by operations in 1999 was primarily due to the increase in net earnings, improved working capital management and a reduction in cash payments associated with the Arbor and Revco mergers. You should be aware that cash flow from operations will continue to be negatively impacted by future payments associated with the Arbor and Revco mergers and the Company's strategic restructuring program. As of March 27, 1999, the future cash payments associated with the mergers and the strategic restructuring program totaled $143.9 million. These payments primarily include: (i) $17.6 million for employee severance, which extends through 2000, (ii) $10.7 million for retirement benefits and related excess parachute payment excise taxes, which extend for a number of years to coincide with the payment of retirement benefits, and (iii) $112.1 million for continuing lease obligations, which extend through 2020.

CAPITAL EXPENDITURES

Our capital expenditures totaled $117.8 million in the first quarter of 1999, compared to $105.6 million in the first quarter of 1998. During the first quarter of 1999, we opened 66 new or relocated stores and closed 59 stores. As of March 27, 1999, we operated 4,096 stores in 24 states and the District of Columbia, compared to 4,064 stores as of March 28, 1998.

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


BUSINESS PARTNERS ~ As part of our project work plan, we have been communicating with our key business partners, including our vendors, suppliers, financial institutions, managed care organizations, pharmacy benefit managers, third party insurance programs and governmental agencies to determine the status of their Year 2000 compliance programs. Although there can be no assurance that we will not be adversely affected by the Year 2000 issues of our business partners, we believe that ongoing communication will continue to minimize our risk. As part of our communication program, we asked each of our key business partners to complete a Year 2000 readiness questionnaire. To date, approximately 85% of our business partners have responded, most of which have indicated that their ability to supply us should not be affected by a Year 2000 issue. Should one or more of our critical business partners become unable to deliver the merchandise or services we require, we can often obtain similar merchandise or services from other sources. Because we are relying on information provided to us by outside parties, we cannot provide assurance that the information we receive is either complete or accurate. Therefore, we cannot provide assurance that we will not be adversely affected by the Year 2000 issues of our business partners. However, we believe that ongoing communication will continue to minimize this risk.


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


CAUTIONARY STATEMENT CONCERNING FORWARD LOOKING STATEMENTS


We have made forward-looking statements in this Form 10-Q/A (as well as in other public filings, our website, press releases and oral statements made by Company representatives) that are subject to risks and uncertainties.


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


You should understand that the following important factors, in addition to those discussed elsewhere in this Form 10-Q/A (including the notes to the consolidated condensed financial statements included herein), in our Annual Report on Form 10-K/A for the year ended December 31, 1998, and in our other public filings, our website, press releases and oral statements made by Company representatives, could affect the future results of the Company and could cause actual results to differ materially from those expressed in our forward-looking statements. We assume no obligation to update any forward-looking information.

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


SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

CVS Corporation
(REGISTRANT)

/s/ David B. Rickard
------------------------
David B. Rickard
Executive Vice President and Chief Financial Officer
November 16, 1999