Form 10-Q/A
period 1999-06-26
CVS CORP
filed 1999-11-17
CIK 64803

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

                                 CVS CORPORATION
                                ------------------
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

Yes     X     No
     -------     -------

     Common Stock, $0.01 par value, issued and outstanding at August 2, 1999:

                               391,734,000 shares

================================================================================

================================================================================

                                      INDEX


                                                                            PAGE
                                                                            ----

PART I

  Explanatory Note: Purpose of this amendment on Form 10-Q/A                  3

  Recent Developments                                                         3

  Item 1.   Financial Statements

            Consolidated Condensed Statements of Operations -
              Three and Six Months Ended June 26, 1999 and June 27, 1998      4


            Consolidated Condensed Balance Sheets -
              As of June 26, 1999 and December 31, 1998                       5

            Consolidated Condensed Statements of Cash Flows -
              Six Months Ended June 26, 1999 and June 27, 1998                6

            Notes to Consolidated Condensed Financial Statements              7
            Independent Auditors' Review Report                               13

  Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       14

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk        22

PART II

  Item 4.   Submission of Matters to a Vote of Security Holders               23

  Item 6.   Exhibits and Reports on Form 8-K                                  24

  Signature Page                                                              24


EXPLANATORY NOTE: PURPOSE OF THIS AMENDMENT ON FORM 10-Q/A

The principal purpose of this Amendment is to reflect the restatement adjustments described under "Recent Developments" below. Our Form 10-Q still speaks as of June 26, 1999 (except as otherwise expressly noted), and no attempt has been made in this Form 10-Q/A to modify or update our disclosures, except as required to reflect the effects of the restatement adjustments to our financial statements.

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

PART I                                                                   ITEM 1
================================================================================

                                 CVS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                        --------------------------------   ------------------------------
                                                                         (As Restated)                   (As Restated)
                                                              JUNE 26,     June 27,          JUNE 26,      June 27,
IN MILLIONS, EXCEPT PER SHARE AMOUNTS                           1999          1998             1999          1998
====================================================================================================================
Net sales                                                    $  4,362.4    $  3,755.9       $  8,602.9    $  7,357.4
Cost of goods sold, buying and warehousing costs                3,172.0       2,735.4          6,243.1       5,330.0
--------------------------------------------------------------------------------------------------------------------
  Gross margin                                                  1,190.4       1,020.5          2,359.8       2,027.4
Selling, general and administrative expenses                      831.5         726.4          1,639.7       1,430.6
Depreciation and amortization                                      68.7          61.2            136.7         125.0
Merger, restructuring and other nonrecurring  charges               --          161.0              --          166.1
--------------------------------------------------------------------------------------------------------------------
  Total operating expenses                                        900.2         948.6          1,776.4       1,721.7
--------------------------------------------------------------------------------------------------------------------
Operating profit                                                  290.2          71.9            583.4         305.7
Interest expense, net                                              14.5          18.9             28.8          30.1
--------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                      275.7          53.0            554.6         275.6
Income tax provision                                              113.1          38.4            227.4         132.0
--------------------------------------------------------------------------------------------------------------------
Net earnings                                                      162.6          14.6            327.2         143.6
Preference dividends, net of income tax benefit                     3.6           3.4              7.2           6.8
--------------------------------------------------------------------------------------------------------------------
Net earnings available to common shareholders                $    159.0    $     11.2       $    320.0    $    136.8
====================================================================================================================

BASIC EARNINGS PER COMMON SHARE:
  Net earnings                                               $     0.41    $     0.03       $     0.82    $     0.36
--------------------------------------------------------------------------------------------------------------------
  Weighted average basic common shares outstanding                391.1         385.8            390.8         384.3
====================================================================================================================

DILUTED EARNINGS PER COMMON SHARE:
  Net earnings                                               $     0.40    $     0.03       $     0.80    $     0.35
--------------------------------------------------------------------------------------------------------------------
  Weighted average diluted common shares outstanding              408.7         394.6            408.8         404.1
--------------------------------------------------------------------------------------------------------------------
DIVIDENDS DECLARED PER COMMON SHARE                          $   0.0575    $   0.0550       $   0.1150    $   0.1100
====================================================================================================================


See accompanying notes to consolidated condensed financial statements.

PART I                                                                   ITEM 1
================================================================================

                                 CVS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                            (UNAUDITED)
                                                                              JUNE 26,     December 31,
IN MILLIONS, EXCEPT SHARES AND PER SHARE AMOUNTS                                1999           1998
======================================================================================================
ASSETS:
  Cash and cash equivalents                                                  $    232.3     $    180.8
  Accounts receivable, net                                                        727.1          650.3
  Inventories                                                                   3,107.7        3,190.2
  Other current assets                                                            312.6          327.9
------------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                                      4,379.7        4,349.2

  Property and equipment, net                                                   1,481.1        1,351.2
  Goodwill, net                                                                   700.9          724.6
  Deferred charges and other assets                                               284.1          261.2
------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                 $  6,845.8     $  6,686.2
======================================================================================================

LIABILITIES:
  Accounts payable                                                           $  1,006.9     $  1,286.3
  Accrued expenses                                                              1,006.0        1,061.3
  Short-term borrowings                                                           707.2          771.1
  Current maturities of long-term debt                                             14.6           14.6
------------------------------------------------------------------------------------------------------
    TOTAL CURRENT LIABILITIES                                                   2,734.7        3,133.3

  Long-term debt                                                                  576.4          275.7
  Other long-term liabilities                                                     123.0          166.6
  Commitments and contingencies

SHAREHOLDERS' EQUITY:
  Preferred stock, par value $0.01: authorized 120,619 shares, 0 shares
      issued and outstanding                                                       --             --
  Preference stock, par value $1.00: authorized 50,000,000 shares, Series
      One ESOP Convertible, issued and outstanding 5,205,000 shares at
      June 26, 1999 and 5,239,000 December 31, 1998                               278.2          280.0
  Common stock, par value $0.01: authorized 1,000,000,000 shares, issued 402,743,000 shares at June 26, 1999 and 401,380,000 shares
      at December 31, 1998                                                          4.0            4.0
  Treasury stock, at cost: 11,091,000 shares at June 26, 1999 and
      11,169,000 shares at December 31, 1998                                     (258.4)        (260.2)
  Guaranteed ESOP obligation                                                     (270.7)        (270.7)
  Capital surplus                                                               1,363.1        1,336.4
  Retained earnings                                                             2,295.5        2,021.1
------------------------------------------------------------------------------------------------------
    TOTAL SHAREHOLDERS' EQUITY                                                  3,411.7        3,110.6
------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $  6,845.8     $  6,686.2
======================================================================================================

     See accompanying notes to consolidated condensed financial statements.

PART I                                                                   ITEM 1
================================================================================

                                 CVS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                          SIX MONTHS ENDED
                                                    ----------------------------
                                                                  (As Restated)
                                                         JUNE 26,   June 27,
IN MILLIONS                                               1999       1998
================================================================================
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net earnings                                         $  327.2    $  143.6
  Adjustments required to reconcile net earnings to
   net cash provided by (used in) operating activities:
    Depreciation and amortization                         136.7       125.0
    Merger, restructuring and other non-recurring
     charges                                                 --       176.1
    Deferred income taxes and other non-cash items          4.2        (6.0)
Change in assets and liabilities, excluding
acquisitions and dispositions:
    (Increase) in accounts receivable, net                (76.7)      (46.9)
    Decrease (increase) in inventories                     82.8       (62.8)
    (Increase) in current assets, deferred charges
     and other assets                                     (67.7)      (34.3)
    (Decrease) in accounts payable                       (280.5)     (367.9)
    Increase (decrease) in accrued expens                   5.2      (215.0)
    (Decrease) increase in federal income taxes
     payable and other liabilities                        (14.6)      128.2
--------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES     $  116.6   $ (160.0)
================================================================================

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                     (276.3)    (224.7)
  Proceeds from sale or disposal of assets                  26.0       37.2
  Acquisitions, net of cash                                (16.7)     (16.6)
--------------------------------------------------------------------------------
NET CASH (USED IN) INVESTING ACTIVITIES                   (267.0)    (204.1)
================================================================================

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt issuance                              300.3       --
  (Reductions in) additions to short-term borrowings       (68.3)     207.4
  Dividends paid                                           (44.9)     (43.6)
  Proceeds from exercise of stock options                   15.3       89.8
  Reductions in long-term debt                              (0.5)     (20.1)
--------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  201.9      233.5
================================================================================

Net increase (decrease) in cash and cash equivalents        51.5     (130.6)
Cash and cash equivalents at beginning of period           180.8      192.5
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $  232.3   $   61.9
================================================================================


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

In connection with the SEC's review of that registration statement, CVS has restated its consolidated financial statements for 1998 and 1997 to reflect the effect of the adjustments discussed in Notes 15 and 16 to the Company's consolidated financial statements, which are included in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998.

The accompanying consolidated condensed financial statements as of and for the three and six months ended June 27, 1998, reflect the effect of the restatement adjustments. The restatement adjustments have no effect on 1999 or future years.

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

CVS/ARBOR CHARGE

During the second quarter of 1998, the Company recorded a $147.3 million charge to operating expenses for direct and other merger-related costs pertaining to the CVS/Arbor merger transaction and certain restructuring activities (the "CVS/Arbor Charge"). The restructuring activities related to management's plan to close Arbor's Troy, Michigan corporate headquarters, terminate Arbor's corporate headquarters employees, and close certain store locations. Asset write-offs included in this charge totaled $41.2 million. The balance of the charge, $106.1 million, will require cash outlays of which $49.4 million and $52.1 million had been incurred as of December 31, 1998 and June 26, 1999, respectively.

PART I                                                                   ITEM 1
================================================================================

                                 CVS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Following is a reconciliation of the beginning and ending liability balances associated with the CVS/Arbor Charge at June 26, 1999:


====================================================================================================================
                                                                                 Exit Costs
                                                       Employee    ---------------------------------------
                                            Merger     Severance   Noncancelable
                                         Transaction       &          Lease          Asset      Other Exit
IN MILLIONS                                 Costs     Benefits(1)  Obligations(2)  Write-offs     Costs      Total
--------------------------------------------------------------------------------------------------------------------

CVS/Arbor Charge                           $  15.0      $  27.1      $  40.0        $  41.2      $  24.0    $  147.3
Utilization through 12/31/98 - cash          (15.9)       (13.8)        --             --          (19.7)      (49.4)
Utilization through 12/31/98 - noncash        --           --           --            (41.2)        --         (41.2)
Transfer                                       0.9         --           --             --           (0.9)       --
--------------------------------------------------------------------------------------------------------------------
Balance at 12/31/98                        $  --        $  13.3      $  40.0        $  --        $   3.4    $   56.7
1999 utilization - cash                       --           (1.5)        (1.2)          --           --          (2.7)
--------------------------------------------------------------------------------------------------------------------
BALANCE AT 6/26/99(3)                      $  --        $  11.8      $  38.8        $  --        $   3.4    $   54.0
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

(4) The Company believes that the reserve balances at June 26, 1999 are adequate to cover the remaining liabilities associated with the CVS/Arbor Charge.

CVS/REVCO CHARGE

During the second quarter of 1997, the Company recorded a $337.1 million charge to operating expenses for direct and other merger-related costs pertaining to the CVS/Revco merger transaction and certain restructuring activities (the "CVS/Revco Charge"). The restructuring activities related to management's plan to close Revco's Twinsburg, Ohio corporate headquarters and certain store locations. Asset write-offs included in this charge totaled $82.2 million. The balance of the charge, $254.9 million, will require cash outlays of which $193.4 million and $201.0 million had been incurred as of December 31, 1998 and June 26, 1999, respectively.

Following is a reconciliation of the beginning and ending liability balances associated with the CVS/Revco Charge at June 26, 1999:


====================================================================================================================
                                                                                 Exit Costs
                                                       Employee    ---------------------------------------
                                            Merger     Severance   Noncancelable
                                         Transaction       &          Lease          Asset      Other Exit
IN MILLIONS                                 Costs     Benefits(1)  Obligations(2)  Write-offs     Costs      Total
--------------------------------------------------------------------------------------------------------------------


CVS/Revco Charge                           $  35.0      $  89.8      $  67.0        $  82.2      $  63.1    $  337.1
Utilization through 12/31/98 - cash          (32.4)       (77.4)       (17.9)          --          (65.7)     (193.4)
Utilization through 12/31/98 - noncash        --           --           --            (82.2)        --         (82.2)
Transfer                                      (2.6)        --           --             --            2.6          --
--------------------------------------------------------------------------------------------------------------------
Balance at 12/31/98                        $  --        $  12.4      $  49.1        $  --        $  --      $   61.5
1999 utilization - cash                       --           (1.6)        (6.0)          --           --          (7.6)
--------------------------------------------------------------------------------------------------------------------
BALANCE AT 6/26/99(3)                      $  --        $  10.8      $  43.1        $  --        $  --      $   53.9
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

(4) The Company believes that the reserve balances at June 26, 1999 are adequate to cover the remaining liabilities associated with the CVS/Revco Charge.

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

Following is a reconciliation of the beginning and ending liability balances associated with the strategic restructuring program at June 26, 1999:

=======================================================================================================
                                                   Noncancelable   Employee
                                       Loss on        Lease       Severance &
IN MILLIONS                            Disposal    Obligations(1)  Benefits(2)   Other          Total
-------------------------------------------------------------------------------------------------------

Strategic restructuring charges        $ 721.8       $ 187.4        $ 58.6      $ 174.2       $ 1,142.0
Utilization through 12/31/98            (760.6)       (124.6)        (47.9)      (174.2)       (1,107.3)
Transfer                                  38.8         (32.8)         (6.0)          --              --
-------------------------------------------------------------------------------------------------------
Balance at 12/31/98                   $     --      $   30.0        $  4.7      $    --       $    34.7
1999 utilization                            --          (3.5)         (1.0)          --            (4.5)
-------------------------------------------------------------------------------------------------------
BALANCE AT 6/26/99(3)                 $   --        $   26.5        $  3.7      $    --       $    30.2
=======================================================================================================


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

(4) The Company believes that the reserve balances at June 26, 1999 are adequate to cover the remaining liabilities associated with the strategic restructuring program.

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

NOTE 5

Following are the components of net interest expense:

====================================================================================
                              THREE MONTHS ENDED             SIX MONTHS ENDED
IN MILLIONS              JUNE 26, 1999  June 27, 1998   JUNE 26, 1999  June 27, 1998
------------------------------------------------------------------------------------
Interest expense             $  16.4       $  21.1         $  32.5       $  34.2
Interest income                 (1.9)         (2.2)           (3.7)         (4.1)
------------------------------------------------------------------------------------
Interest expense, net        $  14.5       $  18.9         $  28.8       $  30.1
====================================================================================

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

Following is a reconciliation of the Company's business segments to the consolidated condensed financial statements as of and for the three and six months ended June 26, 1999 and June 27, 1998:

===============================================================================================
                             Retail       PBM      Intersegment       Other      Consolidated
IN MILLIONS                  Segment    Segment   Eliminations(1) Adjustments(2)   Totals
-----------------------------------------------------------------------------------------------
THREE MONTHS ENDED:
 JUNE 26, 1999:
     Net sales              $ 4,258.8  $   205.6    $  (102.0)      $      --     $ 4,362.4
     Operating profit           283.5        6.7           --              --         290.2
-----------------------------------------------------------------------------------------------
 June 27, 1998:
     Net sales              $ 3,705.4  $   120.1    $   (69.6)      $      --     $ 3,755.9
     Operating profit           241.3        1.6           --          (171.0)         71.9
===============================================================================================
SIX MONTHS ENDED:
 JUNE 26, 1999:
     Net sales              $ 8,411.2  $   395.1    $  (203.4)      $      --     $ 8,602.9
     Operating profit           568.3       15.1           --              --         583.4
-----------------------------------------------------------------------------------------------
 June 27, 1998:
     Net sales              $ 7,271.2  $   232.0    $  (145.8)      $      --     $ 7,357.4
     Operating profit           476.6        5.2           --          (176.1)        305.7
===============================================================================================

Total assets:
 JUNE 26, 1999              $ 6,755.6  $   159.8    $   (69.6)      $      --     $ 6,845.8
 December 31, 1998            6,602.1      119.6        (35.5)             --       6,686.2
 June 27, 1998                5,941.4       81.1        (15.1)             --       6,007.4
===============================================================================================

(1) Intersegment eliminations relate to intersegment sales and accounts receivables that occur when a PBM segment customer uses a Retail segment store to purchase covered merchandise. When this occurs, both segments record the sale on a stand-alone basis.

(2) The Company evaluates segment performance based on operating profit before the effect of nonrecurring charges and gains and intersegment profits. Other adjustments relate to the CVS/Arbor Charge discussed in Note 2, the $10 million charge that was recorded in cost of goods sold during the second quarter of 1998 to reflect markdowns on noncompatible Arbor merchandise and other nonrecurring costs that were incurred in connection with eliminating Arbor's information technology systems and removing Revco's noncompatible store merchandise fixtures.

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

Following is a reconciliation of basic and diluted earnings per common share:

===============================================================================================================
                                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                JUNE 26,    June 27,     JUNE 26,      June 27,
IN MILLIONS, EXCEPT PER SHARE AMOUNTS                             1999        1998         1999          1998
---------------------------------------------------------------------------------------------------------------
NUMERATOR FOR EARNINGS PER COMMON SHARE CALCULATION:
    Net earnings                                               $   162.6    $    14.6    $   327.2    $   143.6
---------------------------------------------------------------------------------------------------------------
    Preference dividends, net of income tax benefit                 (3.6)        (3.4)        (7.2)        (6.8)
---------------------------------------------------------------------------------------------------------------
    Net earnings available to common shareholders, basic       $   159.0    $    11.2    $   320.0    $   136.8
===============================================================================================================
    Net earnings                                               $   162.6    $    14.6    $   327.2    $   143.6
    Preference dividends, net of income tax benefit                 --           (3.4)        --           --
    Effect of dilutive securities:
       Dilutive earnings adjustments                                 0.1         --            0.3         (0.5)
---------------------------------------------------------------------------------------------------------------
    Net earnings available to common shareholders, diluted     $   162.7    $    11.2    $   327.5    $   143.1
===============================================================================================================
DENOMINATOR FOR EARNINGS PER COMMON SHARE CALCULATION:
    Weighted average common shares, basic                          391.1        385.8        390.8        384.3
    Effect of dilutive securities:
       Preference stock                                             10.5         --           10.6         10.6
       Stock options                                                 7.1          8.8          7.4          9.2
---------------------------------------------------------------------------------------------------------------
    Weighted average common shares, diluted                        408.7        394.6        408.8        404.1
===============================================================================================================
BASIC EARNINGS PER COMMON SHARE                                $    0.41    $    0.03    $    0.82    $    0.36
---------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER COMMON SHARE                              $    0.40    $    0.03    $    0.80    $    0.35
===============================================================================================================


PART I                                      INDEPENDENT AUDITORS' REVIEW REPORT
================================================================================


The Board of Directors and Shareholders of
CVS Corporation:

We have reviewed the consolidated condensed balance sheet of CVS Corporation as of June 26, 1999 and the related consolidated condensed statements of operations for the three and six-month periods ended June 26, 1999 and June 27, 1998, and cash flows for the six-months then ended. These consolidated condensed financial statements are the responsibility of the Company's management.

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

The consolidated statements of operations and cash flows for the three and six-month periods ended June 27, 1998, have been restated as discussed in
Note 1.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of CVS Corporation as of December 31, 1998 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 27, 1999 except for Note 15, to which the date is November 12, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1998, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/S/ KPMG LLP
---------------
KPMG LLP

Providence, Rhode Island

July 27, 1999, except Note 1, for which the date is November 12, 1999

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

- The restatement simply shifted non-recurring costs that were related to CVS/Arbor and CVS/Revco mergers between quarters in 1997 and 1998. The restatement had no effect on the two years when viewed together.

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


TOTAL OPERATING EXPENSES for the second quarter of 1999 were $900.2 million or 20.6% of net sales, compared to $948.6 million or 25.3% of net sales in the second quarter of 1998. As you review our performance in this area, please remember to consider the impact of the $147.3 million charge we recorded during the second quarter of 1998 in conjunction with the CVS/Arbor merger, the $6.5 million of nonrecurring costs we incurred in connection with eliminating Arbor's information technology systems and the $7.2 million of nonrecurring costs we incurred in connection with removing Revco's noncompatible store merchandise fixtures. If you exclude the effect of these nonrecurring charges, our comparable total operating expenses were 20.6% of net sales in the second quarter of 1999, compared to 21.0% of net sales in the second quarter of 1998.


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


OPERATING PROFIT for the second quarter of 1999 increased $218.3 million
(or 303.6%) to $290.2 million, compared to $71.9 million in the second quarter of 1998. If you exclude the effect of the nonrecurring charges we recorded during the second quarter of 1998 in cost of goods sold and total operating expenses, our comparable operating profit increased $47.3 million (or 19.5%) to $290.2 million, compared to $242.9 million in the second quarter of 1998. Comparable operating profit as a percentage of net sales was 6.7% in the second quarter of 1999, compared to 6.5% in the second quarter of 1998.


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


INCOME TAX PROVISION ~ Our effective tax rate was 41.0% for the second quarter of 1999, compared to 72.5% for the second quarter of 1998. Our effective income tax rate was higher in the second quarter of 1998 because certain components of the charges we recorded in conjunction with the CVS/Arbor merger transaction were not deductible for income tax purposes. If you exclude the effect of the non-deductible portion of this charge, our effective tax rate was 41.0% for the second quarter of 1999, compared to 42.0% for the second quarter of 1998. The decrease in 1999 was primarily due to lower effective state income tax rates.

NET EARNINGS in the second quarter of 1999, increased $148.0 million to $162.6 million, or $0.40 per diluted share, compared to $14.6 million, or $0.03 per diluted share in the second quarter of 1998. If you exclude the effect of the nonrecurring charges we recorded in cost of goods sold and total operating expenses, our comparable net earnings increased $32.7 million (or 25.2%) to $162.6 million, or $0.40 per diluted share, in the second quarter of 1999, compared to $129.9 million, or $0.32 per diluted share in the second quarter of 1998.


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


TOTAL OPERATING EXPENSES for the first six months of 1999 were $1.8 billion or 20.6% of net sales, compared to $1.7 billion or 23.4% of net sales in the first six months of 1998. As you review our performance in this area, please remember to consider the impact of the $147.3 million charge we recorded during the second quarter of 1998 in conjunction with the CVS/Arbor merger, the $6.5 million of nonrecurring costs we incurred in connection with eliminating Arbor's information technology systems and the $12.3 million of nonrecurring costs we incurred in connection with removing Revco's noncompatible store merchandise fixtures. If you exclude the effect of these nonrecurring charges, comparable operating expenses were 20.6% of net sales in the first six months of 1999, compared to 21.1% of net sales in the first six months of 1998. See "Second Quarter (1999 versus 1998)" above for further information about the factors that affected our comparable operating expenses as a percentage of net sales.

OPERATING PROFIT for the first six months of 1999 increased $277.7 million (or 90.8%) to $583.4 million, compared to $305.7 million for the first six months of 1998. If you exclude the effect of the nonrecurring charges we recorded in cost of good sold and total operating expenses, comparable operating profit as a percentage of net sales was 6.8% in the first six months of 1999, compared to 6.6% in the first six months of 1998.

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


INCOME TAX PROVISION ~ Our effective tax rate was 41.0% for the first six months of 1999, compared to 47.9% for the first six months of 1998. Our effective income tax rate was higher in the first half of 1998 because certain components of the charges we recorded in conjunction with the CVS/Arbor merger transaction were not deductible for income tax purposes. If you exclude the effect of the non-deductible portion of this charge, our effective tax rate was 41.0% for the first six months of 1999, compared to 42.0% for the first six months of 1998. The decrease in 1999 was primarily due to lower effective state income tax rates.

NET EARNINGS in the first six months of 1999, increased $183.6 million (or 127.9%) to $327.2 million, or $0.80 per diluted share, compared to $143.6 million, or $0.35 per diluted share in the first six months of 1998. If you exclude the effect of the nonrecurring charges we recorded in cost of goods sold and total operating expenses, our comparable net earnings increased $65.3 million (or 24.9%) to $327.2 million, or $0.80 per diluted share, in the first six months of 1999, compared to $261.9 million, or $0.65 per diluted share in the first six months of 1998.


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

NET CASH PROVIDED BY OPERATIONS


Net cash provided by operations increased $276.6 million to $116.6 million during the first six months of 1999. This compares to net cash used in operations of $160.0 during the first six months of 1998. The improvement in 1999 was primarily due to the increase in net earnings, improved working capital management and a reduction in cash payments associated with the Arbor and Revco mergers. You should be aware that cash flow from operations will continue to be negatively impacted by future payments associated with the Arbor and Revco mergers and the Company's strategic restructuring program. As of June 26, 1999, the future cash payments associated with the mergers and the Company's strategic restructuring program totaled $138.1 million. These payments primarily include:
(i) $16.1 million for employee severance, which extends through 2000, (ii) $10.2 million for retirement benefits and related excess parachute payment excise taxes, which extend for a number of years to coincide with the payment of retirement benefits, and (iii) $108.4 million for continuing lease obligations, which extend through 2020.


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

PART II                                                                  ITEM 4
================================================================================
               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of security holders at our Annual Meeting of Stockholders held on Wednesday, April 14, 1999 in Woonsocket, Rhode
Island:

========================================================================================================================
                                                                                                                BROKER
                                                                  FOR            AGAINST       ABSTAINED       NON-VOTES
------------------------------------------------------------------------------------------------------------------------

1. The election, for one-year terms, of all persons nominated for directors, as set forth in the Company's proxy statement dated March 4, 1999, was approved by the following votes:

                Eugene Applebaum                              347,000,342       1,434,990        --             --
                Allan J. Bloostein                            346,952,961       1,482,371        --             --
                W. Don Cornwell                               347,016,117       1,419,215        --             --
                Thomas P. Gerrity                             346,959,746       1,475,586        --             --
                Stanley P. Goldstein                          347,021,683       1,713,649        --             --
                William H. Joyce                              347,021,695       1,413,637        --             --
                Terry R. Lautenbach                           346,932,871       1,502,461        --             --
                Terrence Murray                               347,025,537       1,409,795        --             --
                Sheli Z. Rosenberg                            346,930,992       1,504,340        --             --
                Thomas M. Ryan                                347,022,765       1,412,567        --             --
                Ivan G. Seidenberg                            346,973,943       1,461,389        --             --
                Thomas O. Thorsen                             346,856,150       1,579,182        --             --

2.   The adoption of the 1999 Employee Stock Purchase
     Plan was approved by the following vote:                 344,541,221       1,799,163      1,056,271       1,038,677

3.   The appointment of KPMG LLP as the Company's
     independent auditors for the year ending December
     31, 1999 was approved by the following vote:             347,041,117         467,644        926,571        --

4.   The shareholder proposal to eliminate attendance
     fees paid to non-employee directors was rejected
     by the following vote:                                    32,806,549     282,310,887      3,841,349      29,476,647
========================================================================================================================

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