Form 10-Q/A
period 1999-09-25
CVS CORP
filed 1999-11-17
CIK 64803

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)


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

                                      INDEX

                                                                                                          PAGE

PART I

    Explanatory Note: Purpose of this amendment on Form 10-Q/A                                             3

    Recent Developments                                                                                    3

    Item 1.   Financial Statements

              Consolidated Condensed Statements of Operations -
                 Three and Nine Months Ended September 25, 1999 and September 26, 1998                     4

              Consolidated Condensed Balance Sheets -
                 As of September 25, 1999 and December 31, 1998                                            5

              Consolidated Condensed Statements of Cash Flows -
                 Nine Months Ended September 25, 1999 and September 26, 1998                               6

              Notes to Consolidated Condensed Financial Statements                                         7

              Independent Auditors' Review Report                                                          13

    Item 2.   Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                                     14

    Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                   22


PART II

    Item 6.   Exhibits and Reports on Form 8-K                                                             23

    Signature Page                                                                                         23

EXPLANATORY NOTE: PURPOSE OF THIS AMENDMENT ON FORM 10-Q/A

The principal purpose of this Amendment is to reflect the restatement adjustments described under "Recent Developments" below. Our Form 10-Q still speaks as of September 25, 1999 (except as otherwise expressly noted), and no attempt has been made in this Form 10-Q/A to modify or update our disclosures, except as required to reflect the effects of the restatement adjustments to our financial statements.

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

PART I                                                                    ITEM 1

================================================================================
                                 CVS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                     ----------------------------     ---------------------------
                                                                    (As Restated)                    (As Restated)
                                                     SEPTEMBER 25,   September 26,    SEPTEMBER 25, September 26,
IN MILLIONS, EXCEPT PER SHARE AMOUNTS                   1999            1998            1999             1998
=================================================================================================================
Net sales                                           $   4,311.8     $  3,725.1      $ 12,914.7       $ 11,082.5
Cost of goods sold, buying and warehousing costs        3,170.7        2,729.8         9,413.7          8,059.8
-----------------------------------------------------------------------------------------------------------------
  Gross margin                                          1,141.1          995.3         3,501.0          3,022.7
Selling, general and administrative expenses              851.3          742.9         2,491.1          2,173.5
Depreciation and amortization                              70.1           60.7           206.8            185.8
Merger and restructuring charge                              --           10.6             --             176.7
-----------------------------------------------------------------------------------------------------------------
  Total operating expenses                                921.4          814.2         2,697.9          2,536.0
-----------------------------------------------------------------------------------------------------------------
Operating profit                                          219.7          181.1           803.1            486.7
Interest expense, net                                      13.7           15.1            42.5             45.2
-----------------------------------------------------------------------------------------------------------------
Earnings before income taxes                              206.0          166.0           760.6            441.5
Income tax provision                                       84.4           69.8           311.8            201.7
-----------------------------------------------------------------------------------------------------------------
Net earnings                                              121.6           96.2           448.8            239.8
Preference dividends, net of income tax benefit             3.6            3.4            10.8             10.2
-----------------------------------------------------------------------------------------------------------------
Net earnings available to common shareholders       $     118.0     $     92.8      $    438.0       $    229.6
=================================================================================================================

BASIC EARNINGS PER COMMON SHARE:
  Net earnings                                      $      0.30     $     0.24      $     1.12       $     0.60
-----------------------------------------------------------------------------------------------------------------
  Weighted average basic common shares outstanding        391.8         389.5            391.1            386.1
=================================================================================================================

DILUTED EARNINGS PER COMMON SHARE:
  Net earnings                                      $      0.30     $    0.23       $     1.10       $     0.58
-----------------------------------------------------------------------------------------------------------------
  Weighted average diluted common shares outstanding      398.1         396.1            408.5            393.9
-----------------------------------------------------------------------------------------------------------------
DIVIDENDS DECLARED PER COMMON SHARE                 $    0.0575     $  0.0575       $   0.1725        $  0.1675
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

                                                                                        NINE MONTHS ENDED
                                                                                 -------------------------------
                                                                                                   (As Restated)
                                                                                 SEPTEMBER 25,     September 26,
IN MILLIONS                                                                          1999               1998
===================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES;
 Net earnings                                                                       $  448.8           $  239.8
    Adjustments required to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization                                                      206.8              185.8
    Merger, restructuring and other nonrecurring charges                                 --               186.7
    Deferred income taxes and other non-cash items                                       8.8               19.0
Change in assets and liabilities, excluding acquisitions and dispositions:
    (Increase) in accounts receivable, net                                            (120.1)            (114.3)
    (Increase) in inventories                                                         (182.9)            (272.4)
    (Increase) in other current assets, deferred charges and other assets             (111.9)             (67.4)
    Increase (decrease) in accounts payable                                             96.5              (65.5)
    (Decrease) in accrued expenses                                                      (6.4)            (202.2)
    (Decrease) increase in federal income taxes payable and other liabilities          (24.0)             145.4
-------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                           $  315.6           $   54.9
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                                 (398.5)            (363.1)
  Proceeds from sale or disposal of assets                                              26.5               37.3
  Acquisitions, net of cash                                                            (21.1)             (57.1)
-------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                 (393.1)            (382.9)
===================================================================================================================

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt issuance                                                          300.3                 --
  (Reductions in) additions to short-term borrowings                                  (182.2)             234.8
  Dividends paid                                                                       (67.4)             (66.0)
  Proceeds from exercise of stock options                                               17.9              112.4
  Reductions in long-term debt                                                          (2.0)             (20.3)
-------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                               66.6              260.9
===================================================================================================================

Net decrease in cash and cash equivalents                                              (10.9)             (67.1)
Cash and cash equivalents at beginning of period                                       180.8              192.5
-------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $  169.9           $  125.4
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

On May 11, 1999, CVS filed a registration statment with the Securities and Exchange Commission related to an exchange offer for the $300 million of debt securities that CVS sold in a private placement on February 11, 1999.

In connection with the SEC's review of that registration statement, CVS has restated its consolidated financial statements for 1998 and 1997 to reflect the effect of the adjustments discussed in Notes 15 and 16 to the Company's consolidated financial statements, which are included in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998.

The accompanying consolidated condensed financial statements as of and for the three and nine months ended September 26, 1998 reflect the effect of the restatement adjustments. The restatement adjustments have no effect on 1999 or future years.

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

CVS/ARBOR CHARGE

During the second quarter of 1998, the Company recorded a $147.3 million charge to operating expenses for direct and other merger-related costs pertaining to the CVS/Arbor merger transaction and certain restructuring activities (the "CVS/Arbor Charge"). The restructuring activities related to management's plan to close Arbor's Troy, Michigan corporate headquarters, terminate Arbor's corporate headquarters employees, and close certain store locations. Asset write-offs included in this charge totaled $41.2 million. The balance of the charge, $106.1 million, will require cash outlays of which $49.4 million and $53.0 million had been incurred as of December 31, 1998 and September 25, 1999, respectively.

PART I                                                                    ITEM 1
================================================================================
                                 CVS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Following is a reconciliation of the beginning and ending liability balances associated with the CVS/Arbor Charge at September 25, 1999:

====================================================================================================================
                                                                                Exit Costs
                                                       Employee   --------------------------------------
                                          Merger      Severance   Noncancelable
                                        Transaction       &          Lease         Asset    Other Exit
IN MILLIONS                                Costs     Benefits(1)  Obligations(2) Write-offs   Costs         Total
---------------------------------------------------------------------------------------------------------------------
CVS/Arbor Charge                         $  15.0       $  27.1      $  40.0      $  41.2      $  24.0      $ 147.3
Utilization through 12/31/98 - cash        (15.9)        (13.8)          --           --        (19.7)       (49.4)
Utilization through 12/31/98 - noncash        --            --           --        (41.2)          --        (41.2)
Transfer(3)                                  0.9            --           --           --         (0.9)          --
---------------------------------------------------------------------------------------------------------------------
Balance at 12/31/98                      $    --       $  13.3      $  40.0      $    --      $   3.4      $  56.7
1999 utilization - cash                       --          (2.0)        (1.6)          --           --         (3.6)
---------------------------------------------------------------------------------------------------------------------
BALANCE AT 9/25/99(4)                    $    --       $  11.3      $  38.4      $    --      $   3.4      $  53.1
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

CVS/REVCO CHARGE

During the second quarter of 1997, the Company recorded a $337.1 million charge to operating expenses for direct and other merger-related costs pertaining to the CVS/Revco merger transaction and certain restructuring activities (the "CVS/Revco Charge"). The restructuring activities related to management's plan to close Revco's Twinsburg, Ohio corporate headquarters, terminate Revco's corporate headquarters employees, and close certain store locations. Asset write-offs included in this charge totaled $82.2 million. The balance of the charge, $254.9 million, will require cash outlays of which $193.4 million and $202.7 million had been incurred as of December 31, 1998 and September 25, 1999, respectively.

Following is a reconciliation of the beginning and ending liability balances associated with the CVS/Revco Charge at September 25, 1999:

====================================================================================================================
                                                                                Exit Costs
                                                       Employee   --------------------------------------
                                          Mergerion   Severance   Noncancelable
                                        Transaction       &          Lease        Asset      Other Exit
IN MILLIONS                                Costs     Benefits(1)  Obligations(2) Write-offs    Costs        Total
---------------------------------------------------------------------------------------------------------------------
CVS/Revco Charge                         $  35.0       $  89.8      $  67.0      $  82.2      $  63.1      $ 337.1
Utilization through 12/31/98 - cash        (32.4)        (77.4)       (17.9)          --        (65.7)      (193.4)
Utilization through 12/31/98 - noncash        --            --           --        (82.2)          --        (82.2)
Transfer(3)                                 (2.6)           --           --           --          2.6           --
---------------------------------------------------------------------------------------------------------------------
Balance at 12/31/98                      $    --       $  12.4      $  49.1      $    --      $    --      $  61.5
1999 utilization - cash                       --          (1.6)        (7.7)          --           --         (9.3)
---------------------------------------------------------------------------------------------------------------------
BALANCE AT 9/25/99(4)                    $    --       $  10.8      $  41.4      $    --      $    --      $  52.2
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
--------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED:
 SEPTEMBER 25, 1999:
     Net sales                 $ 4,208.2         $   204.0         $  (100.4)        $      --         $ 4,311.8
     Operating profit              210.9               8.8                --                --             219.7
--------------------------------------------------------------------------------------------------------------------
 September 26, 1998:
     Net sales                 $ 3,670.6         $   123.7         $   (69.2)        $      --         $ 3,725.1
     Operating profit              189.8               1.9                --             (10.6)            181.1
====================================================================================================================
NINE MONTHS ENDED:
 SEPTEMBER 25, 1999:
     Net sales                 $12,619.4         $   599.1         $  (303.8)        $      --         $12,914.7
     Operating profit              779.2              23.9                --                --             803.1
--------------------------------------------------------------------------------------------------------------------
 September 26, 1998:
     Net sales                 $10,941.8         $   355.7         $  (215.0)        $      --         $11,082.5
     Operating profit              666.3               7.1                --            (186.7)            486.7
====================================================================================================================
Total assets:
 SEPTEMBER 25, 1999            $ 7,055.5         $   159.3         $   (40.5)        $      --         $ 7,174.3
 December 31, 1998               6,602.1             119.6             (35.5)               --           6,686.2
 September 26, 1998              6,383.9             102.8             (27.5)               --           6,459.2
====================================================================================================================

(1) Intersegment eliminations relate to intersegment sales and accounts receivables that occur when a PBM segment customer uses a Retail segment store to purchase covered merchandise. When this occurs, both segments record the sale on a stand-alone basis.

(2) The Company evaluates segment performance based on operating profit before the effect of nonrecurring charges and gains and intersegment profits. Other adjustments relate to the CVS/Arbor Charge discussed in Note 2, the $10 million charge that was recorded in cost of goods sold during the second quarter of 1998 to reflect markdowns on non-compatible Arbor merchandise and other nonrecurring costs that were incurred in connection with eliminating Arbor's information technology systems and removing Revco's noncompatible store merchandise fixtures.

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

Following is a reconciliation of basic and diluted earnings per common share:

==================================================================================================================
                                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                           SEPTEMBER 25,  September 26,  SEPTEMBER 25, September 26,
IN MILLIONS, EXCEPT PER SHARE AMOUNTS                           1999          1998           1999        1998
------------------------------------------------------------------------------------------------------------------
NUMERATOR FOR EARNINGS PER COMMON SHARE CALCULATION:
    Net earnings                                            $    121.6      $    96.2     $    448.8     $   239.8
    Preference dividends, net of income tax benefit               (3.6)          (3.4)         (10.8)        (10.2)
------------------------------------------------------------------------------------------------------------------
    Net earnings available to common shareholders, basic    $    118.0      $    92.8     $    438.0     $   229.6
==================================================================================================================

    Net earnings                                            $    121.6      $    96.2     $    448.8     $   239.8
    Preference dividends, net of income tax benefit               (3.6)          (3.4)            --         (10.2)
    Effect of dilutive securities:
       Dilutive earnings adjustments                                --             --            0.2            --
------------------------------------------------------------------------------------------------------------------
    Net earnings available to common shareholders, diluted  $    118.0      $    92.8     $    449.0     $   229.6
==================================================================================================================
DENOMINATOR FOR EARNINGS PER COMMON SHARE CALCULATION:
    Weighted average common shares, basic                        391.8          389.5          391.1         386.1
    Effect of dilutive securities:
       ESOP preference stock                                        --             --           10.6            --
       Stock options                                               6.3            6.6            6.8           7.8
------------------------------------------------------------------------------------------------------------------
    Weighted average common shares, diluted                      398.1          396.1          408.5         393.9
==================================================================================================================
BASIC EARNINGS PER COMMON SHARE                             $     0.30      $    0.24      $    1.12     $    0.60
------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER COMMON SHARE                           $     0.30      $    0.23      $    1.10     $    0.58
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

PART I                                      INDEPENDENT AUDITORS' REVIEW REPORT
================================================================================


The Board of Directors and Shareholders of
CVS Corporation:

We have reviewed the consolidated condensed balance sheet of CVS Corporation as of September 25, 1999, and the related consolidated condensed statements of operations for the three and nine-month periods ended September 25, 1999 and September 26, 1998, and cash flows for the nine-month periods then ended. These consolidated condensed financial statements are the responsibility of the Company's management.

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

The consolidated statements of operations and cash flows for the three and nine-month periods ended September 26, 1998, have been restated as discussed in Note 1.


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

/s/ KPMG LLP
------------------------------

KPMG LLP

Providence, Rhode Island
October 25, 1999, except for Note 1,
to which the date is November 12, 1999

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

In connection with the SEC's review of that registration statement, CVS has restated its consolidated financial statements for 1997 and 1998 to reflect the effect of the adjustments discussed in Notes 15 and 16 to the consolidated financial statements. As a result of the restatement, earnings from continuing operations increased $11.9 million (or $0.03 per common share) in 1997 and decreased $11.9 million (or $0.03 per diluted common share) in 1998.

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


TOTAL OPERATING EXPENSES for the third quarter of 1999 were $921.4 million or 21.4% of net sales, compared to $814.2 million or 21.9% of net sales in the third quarter of 1998. As you review our performance in this area, please remember to consider the impact of the $3.6 million of nonrecurring costs we incurred during the third quarter of 1998 in connection with eliminating Arbor's information technology systems and the $7.0 million of nonrecurring costs we incurred in connection with eliminating Revco's noncompatible store merchandise fixtures. If you exclude the effect of these nonrecurring charges, comparable operating expenses were 21.4% of net sales in the third quarter of 1999, compared to a 21.6% of net sales in the third quarter of 1998.


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


OPERATING PROFIT for the third quarter of 1999 increased $38.6 million (or 21.3%) to $219.7 million, compared to $181.1 million in the third quarter of 1998. If you exclude the effect of the nonrecurring charges we recorded during the third quarter of 1998 in total operating expenses, our comparable operating profit increased $28.0 million (or 14.6%) to $219.7 million in the third quarter of 1999, compared to $191.7 million in the third quarter of 1998. Comparable operating profit as a percentage of net sales was 5.1% in the third quarter of 1999 compared to 5.2% of net sales in the third quarter of 1998.


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


NET EARNINGS in the third quarter of 1999, increased $25.4 million to $121.6 million, or $0.30 per diluted share, compared to $96.2 million, or $0.23 per diluted share in the third quarter of 1998. If you exclude the effect of the nonrecurring charges we recorded in total operating expenses, our comparable net earnings increased $19.2 million (or 18.8%) to $121.6 million, or $0.30 per diluted share, in the third quarter of 1999, compared to $102.4 million, or $0.25 per diluted share in the third quarter of 1998.

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



TOTAL OPERATING EXPENSES for the first nine months of 1999 were $2.7 billion or 20.9% of net sales, compared to $2.5 billion or 22.9% of net sales in the first nine months of 1998. As you review our performance in this area, please remember to consider the impact of the $147.3 million charge we recorded during the second quarter of 1998 in conjunction with the CVS/Arbor merger, the $19.3 million of nonrecurring costs we incurred in connection with eliminating Revco's noncompatible store merchandise fixtures and the $10.1 million of nonrecurring costs we incurred in connection with eliminating Arbor's information technology systems. If you exclude the effect of these nonrecurring charges, comparable operating expenses were 20.9% of net sales in the first nine months of 1999, compared to 21.3% of net sales in the first nine months of 1998. See "Third Quarter (1999 versus 1998)" above for further information about the factors that affected our comparable operating expenses as a percentage of net sales.

OPERATING PROFIT for the first nine months of 1999 increased $316.4 million (or 65.0%) to $803.1 million, compared to $486.7 million for the first nine months of 1998. If you exclude the effect of the nonrecurring charges we recorded in cost of good sold and total operating expenses in 1998, comparable operating profit as a percentage of net sales was 6.2% in the first nine months of 1999, compared to 6.1% in the first nine months of 1998.


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


INCOME TAX PROVISION ~ Our effective tax rate was 41.0% for the first nine months of 1999, compared to 45.7% for the first nine months of 1998. Our effective income tax rate was higher in the first nine months of 1998 because certain components of the charges we recorded in conjunction with the CVS/Arbor merger transaction were not deductible for income tax purposes. If you exclude the effect of the non-deductible portion of these charges, our comparable effective tax rate was 41.0% for the first nine months of 1999, compared to 42.0% for the first nine months of 1998. The decrease in 1999 was primarily due to lower effective state income tax rates.

NET EARNINGS in the first nine months of 1999, increased $209.0 million (or 87.2%) to $448.8 million, or $1.10 per diluted share, compared to $239.8 million, or $0.58 per diluted share in the first nine months of 1998. If you exclude the effect of the nonrecurring charges we recorded in cost of goods sold and total operating expenses in 1998, our comparable net earnings increased $84.5 million (or 23.2%) to $448.8 million, or $1.10 per diluted share, in the first nine months of 1999, compared to $364.3 million, or $0.90 per diluted share in the first nine months of 1998.

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

NET CASH PROVIDED BY OPERATIONS


Net cash provided by operations increased $260.7 million to $315.6 million during the first nine months of 1999, compared to $54.9 during the first nine months of 1998. The improvement in net cash provided by operations in 1999 was primarily due to the increase in net earnings, improved working capital management and a reduction in cash payments associated with the Arbor and Revco mergers. You should be aware that cash flow from operations will continue to be negatively impacted by future payments associated with the Arbor and Revco mergers and the Company's strategic restructuring program. As of September 25, 1999, the future cash payments associated with the mergers and the strategic restructuring program totaled $134.0 million. These payments primarily include: (i) $14.8 million for employee severance, which extends through 2000, (ii) $10.2 million for retirement benefits and related excess parachute payment excise taxes, which extend for a number of years to coincide with the payment of retirement benefits, and (iii) $105.6 million for continuing lease obligations, which extend through 2020.


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

          15.1    Letter re: Unaudited Interim Financial Information.


          27.1 Financial Data Schedule - September 25, 1999 (incorporated by reference to Exhibit 27.1 to CVS Corporation's Form 10-Q for the quarterly period ended September 25, 1999).


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