Form 10-K
period 2000-01-01
CVS CORP
filed 2000-03-31
CIK 64803

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------
                                    FORM 10-K
                               ------------------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JANUARY 1, 2000

                        COMMISSION FILE NUMBER 001-01011

                                 CVS CORPORATION
             (Exact name of Registrant as specified in its charter)

                               ------------------


          DELAWARE                                       05-0494040
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


            ONE CVS DRIVE                                  02895
      WOONSOCKET, RHODE ISLAND                           ----------
----------------------------------------                 (Zip Code)
(Address of principal executive offices)


                                 (401) 765-1500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:


COMMON STOCK, PAR VALUE $0.01 PER SHARE                              NEW YORK STOCK EXCHANGE
---------------------------------------                      -----------------------------------------
        Title of each class                                  Name of each exchange on which registered


   SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT: NONE

                               ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $14,163,727,852 as of March 21, 2000, based on the closing price of the common stock on the New York Stock Exchange. For purposes of this calculation, only executive officers and directors are deemed to be the affiliates of the registrant. This amount excludes the value of 5,150,187 shares of Series One ESOP Convertible Preference Stock.

As of March 21, 2000, the registrant had 389,023,886 shares of common stock outstanding.

                               ------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference from specified portions of our definitive Proxy Statement for the 2000 Annual Meeting of Stockholders.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I                                                                                                       PAGE
                                                                                                             ----
     Item 1:   Business...................................................................................    2
     Item 2:   Properties.................................................................................    8
     Item 3:   Legal Proceedings..........................................................................    8
     Item 4:   Submission of Matters to a Vote of Security Holders........................................    8
     Executive Officers of the Registrant ................................................................    9

PART II
     Item 5:   Market for Registrant's Common Equity and Related Stockholder Matters......................   10
     Item 6:   Selected Financial Data....................................................................   10
     Item 7:   Management's Discussion and Analysis of Financial Condition and Results of Operations......   11
     Item 7A:  Quantitative and Qualitative Disclosures About Market Risk.................................   15
     Item 8:   Financial Statements and Supplementary Data................................................   15
     Item 9:   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......   40

PART III
     Item 10:  Directors and Executive Officers of the Registrant.........................................   41
     Item 11:  Executive Compensation.....................................................................   41
     Item 12:  Security Ownership of Certain Beneficial Owners and Management.............................   41
     Item 13:  Certain Relationships and Related Transactions.............................................   41

PART IV
     Item 14:  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................   41
     Independent Auditors' Report.........................................................................   45
     Schedule II - Valuation and Qualifying Accounts......................................................   46
     Signatures ..........................................................................................   47

                                     PART I

ITEM 1.  --  BUSINESS

OVERVIEW ~ CVS Corporation is a leader in the retail drugstore industry in the United States with net sales of $18.1 billion in fiscal 1999. We are the largest retail drugstore chain in the nation based on store count and hold the number one market share in 30 of the top 100 U.S. drugstore markets, more than any other retail drugstore chain. We also filled more prescriptions than any other retailer in America during fiscal 1999. Our current operations are grouped into four businesses: Retail Pharmacy, Pharmacy Benefit Management ("PBM"), Specialty Pharmacy and Internet Pharmacy.

     Retail Pharmacy ~ As of January 1, 2000, the Retail Pharmacy business includes 4,086 retail drugstores, located in 24 states and the District of Columbia, operating under the CVS/pharmacy name. CVS/pharmacy stores sell prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, greeting cards, film and photofinishing services, beauty products and cosmetics, seasonal merchandise and convenience foods. Existing stores generally range in size from approximately 8,000 to 12,000 square feet, although most new stores are based on one of our standard 10,125 or 10,880 square foot freestanding buildings, which typically include a drive-thru pharmacy. The Retail Pharmacy is our only reportable segment as it represented approximately 97% of consolidated net sales and operating profit in fiscal 1999.

     Pharmacy Benefit Management ~ The PBM business provides a full range of prescription benefit management services to managed care and other organizations. These services include plan design and administration, formulary management, mail order pharmacy services, claims processing and generic substitution. The PBM business operates under the PharmaCare Management Services name. One feature that sets PharmaCare apart from other prescription benefit management providers is its proprietary Clinical Information Management System ("CIMS"). CIMS is a unique communication system designed to help PharmaCare's clients manage pharmaceutical utilization by facilitating clinical communications between the payer, patient, physician and pharmacist. The improved communication enables physicians to direct utilization to the more clinically effective therapy. Since its introduction in 1995, the number of physicians using CIMS has grown to over 50,000. PharmaCare now ranks as one of the top ten PBMs in the nation.

     Specialty Pharmacy ~ As of January 1, 2000, the Specialty Pharmacy business includes a mail order facility and 20 retail pharmacies, opened or under construction, located in nine states and the District of Columbia, operating under the CVS ProCare name. CVS ProCare primarily sells prescription drugs to individuals requiring complex and expensive drug therapies, including treatments for HIV/AIDS, organ transplants, infertility, and conditions such as multiple sclerosis and growth hormone deficiency. Stores are typically 1,500 square feet and include a limited general merchandise offering targeted to this specific patient population.

     Internet Pharmacy ~ The Internet Pharmacy business includes a mail order facility and a complete online retail pharmacy, operating under the CVS.com name. CVS.com enables customers to order prescriptions for in-store pickup or mail delivery, buy general merchandise, receive the latest health news and general health information and ask questions to our pharmacists.

CVS Corporation is a Delaware corporation. Our Store Support Center (corporate office) is located at One CVS Drive, Woonsocket, Rhode Island 02895, telephone
(401) 765-1500.

STRATEGIC RESTRUCTURING PROGRAM ~ In November 1997, we completed the final phase of our comprehensive strategic restructuring program, first announced in October 1995 and subsequently refined in May 1996 and June 1997. The purpose of the restructuring plan was, among other things, to enhance stockholder value by transforming Melville Corporation from a diversified retailer with a wide range of specialty retail businesses into an industry-focused retail healthcare company operating under the CVS Corporation name. The strategic restructuring program included: (i) the sale of Marshalls, Kay-Bee Toys, Wilsons, This End Up and Bob's Stores, (ii) the spin-off of Footstar, Inc., which included Meldisco, Footaction and Thom McAn, (iii) the initial and secondary public offerings of Linens 'n Things and (iv) the closing of our administrative office facility located in Rye, New York.

As part of this program, on October 16, 1996, we changed our common stock trading symbol on the New York Stock Exchange to "CVS" from "MES." On November 20, 1996, following shareholder approval, we officially changed our name to CVS Corporation from Melville Corporation.

MERGER WITH REVCO D.S., INC. ~ On May 29, 1997, we completed a merger with Revco D.S. Inc., pursuant to which 120.6 million shares of CVS common stock were exchanged for all the outstanding common stock of Revco. The aggregate value of this transaction, including the assumption of $900 million of existing Revco debt, was $3.8 billion. The merger of CVS and Revco was a tax-free reorganization that we treated as a pooling of interests for accounting purposes. Accordingly, we restated our historical consolidated financial statements and footnotes to include Revco as if it had always been owned by CVS. The merger with Revco was a milestone event for our company in that it more than doubled our revenues and made us the nation's number one drugstore retailer in terms of store count. The merger brought us into high-growth, contiguous markets in the Mid-Atlantic, Southeast and Midwest regions of the United States.

MERGER WITH ARBOR DRUGS, INC. ~ On March 31, 1998, we completed a merger with Arbor Drugs, Inc., pursuant to which 37.8 million shares of CVS common stock were exchanged for all the outstanding common stock of Arbor. The aggregate value of this transaction, including the assumption of $17 million of existing Arbor debt, was $1.5 billion. The merger of CVS and Arbor was also a tax-free reorganization that we treated as a pooling of interests for accounting purposes. Accordingly, we restated our historical consolidated financial statements and footnotes to include Arbor as if it had always been owned by CVS. The merger with Arbor made us the market share leader in metropolitan Detroit, the nation's fourth largest retail drugstore market at the time, and strengthened our position as the nation's top drugstore retailer in terms of store count and retail prescriptions dispensed.

CVS/PHARMACY STORES

OPERATING STRATEGY ~ Our operating strategy is to provide a broad assortment of high-quality merchandise at competitive prices using a retail format that emphasizes exceptional service and convenience. One of the keys to our strategy is technology, which allows us to constantly improve service and explore ways to provide more personalized product offerings and services. We believe our continuing to be the first to market with new products and services, using innovative marketing, introducing more products which are unique to CVS and adjusting our mix of merchandise to match customer needs and preferences is very important in our ability to maintain customer satisfaction.

CUSTOMERS ~ During fiscal 1999 we served an average of 2.5 million customers per day. Since our sales are to numerous customers, including managed care organizations, the loss of any one customer would not have a material effect on the business. No single customer, including managed care organizations, accounts for more than ten percent of our total sales.

PRODUCTS ~ A typical CVS/pharmacy store sells prescription drugs and a wide assortment of high-quality, nationally advertised brand name and private label merchandise. General merchandise categories include over-the-counter drugs, greeting cards, film and photofinishing services, beauty products and cosmetics, seasonal merchandise and convenience foods.

We centrally purchase most of our merchandise, including prescription drugs, directly from numerous manufacturers and distributors. This purchasing strategy allows us to take advantage of the promotional and volume discount programs that certain manufacturers and distributors offer to retailers. During fiscal 1999, approximately 90% of the merchandise we purchased was received by one of our distribution centers for redistribution to our stores, while the balance was shipped directly to the stores. We believe that competitive sources are readily available for substantially all of the products we carry and the loss of any one supplier would not have a material effect on the business.

To complement the national brand name products we offer, we also carry a full range of high-quality private label products that are only available through CVS. As of January 1, 2000, we carried approximately 1,500 CVS brand products, which accounted for approximately 11% of our front store sales in fiscal 1999. Due to the success of our private label program, we will continue to assess opportunities to expand our range of private label product offerings.

OPERATIONS ~ As of January 1, 2000, we operated 4,086 CVS/pharmacy stores, of which over 750 were operated on an extended hour or 24-hour basis. Store operations are divided into two areas, pharmacy and front store:

     Pharmacy ~ Pharmacy sales increased 24.4% to $10.6 billion, representing 59% of total sales in fiscal 1999, compared to 58% in fiscal 1998 and 55% in fiscal 1997. During fiscal 1999, we filled 281 million prescriptions, or almost 11% of the U.S. retail market, which was more than any other retailer. We believe that our pharmacy operations will continue to represent a critical part of our business and strategy due to our ability to attract and retain managed care customers, favorable industry trends and our on-going program of purchasing prescription files from independent pharmacies.

     The growth in managed care has substantially increased the use of prescription drugs. Managed care providers have made the cost of prescription drugs more affordable to a greater number of people and supported prescription drug therapy as an alternative to more expensive forms of treatment, such as surgery. Payments by third party managed care providers under prescription drug plans represented 87% of our total pharmacy sales in fiscal 1999, compared to 84% in fiscal 1998 and 81% in fiscal 1997.

     In a typical third party payment plan, we contract with a third party payer (such as an insurance company, a prescription benefit management company, a governmental agency, a private employer, a health maintenance organization or other managed care provider) that agrees to pay for all or a portion of a customer's eligible prescription purchases in exchange for reduced prescription rates. Although third party payment plans provide a high volume of prescription drug sales, these sales typically generate lower gross margins than other sales due to the cost containment efforts of third party payers and the increasing competition among pharmacies for this business. To address this trend, we have dropped and/or renegotiated a number of third party programs that fell below our minimum profitability standards. In the event this trend continues and we elect to drop additional programs and/or decide not to participate in future programs that fall below our minimum profitability standards, we may not be able to sustain our current rate of sales growth.

     Pharmacy sales should also continue to benefit from favorable industry trends. These trends include an aging American population consuming a greater number of prescription drugs, pharmaceuticals being used more often as the first line of defense for managing illness and the introduction and aggressive marketing of several successful new drugs. Each of these trends is contributing to a strong prescription drug industry, which we believe will continue to fuel the future growth of our pharmacy sales.

     Our pharmacy business also benefits from a program, in which we purchase prescription files from independent pharmacies. During fiscal 1999, we purchased 327 prescription files. We believe that purchasing these prescription files are productive investments. In many cases, the independent pharmacist will join CVS, thereby providing continuity in the pharmacist-patient relationship.

     Front Store ~ Front store sales, which are generally higher margin than pharmacy sales, increased 9.3% to $7.1 billion, representing 41% of total sales in fiscal 1999, compared to 42% in fiscal 1998 and 45% in fiscal 1997. We believe that our effective management of the mix of merchandise in our stores has been a primary factor in our front store comparable sales gains and improved gross margins and will continue to fuel front store sales growth and increase customer satisfaction. We intend to continue our front store growth by continuing to be the first to market with new products and services, using innovative marketing, introducing more products which are unique to CVS and adjusting our mix of merchandise to match customer needs and preferences.

STORE DEVELOPMENT ~ The addition of new stores has played, and will continue to play, a major role in our continued growth. In fiscal 1999, we opened 445 new stores, which included 12 CVS ProCare stores and 299 relocations. We expect to open approximately 400 to 450 new stores during fiscal 2000, including approximately 250 relocations. During fiscal 2000, we plan to enter Tampa, Florida, the 13th largest U.S. drugstore market, and Grand Rapids, Michigan, the 73rd largest U.S. drugstore market. Going forward, we expect to enter two to three new markets each year. As we open new stores, we maintain our objective of securing a strong position in each market that our stores serve. In fiscal 1999, we held the number one or number two market position in approximately 83% of the top 100 U.S. drugstore markets we served. Our strong market positions provide us with several important advantages, including an ability to save on advertising and distribution costs and an ability to attract managed care providers, who want to provide their members with convenient access to pharmacy services.

A key part of our store development program is our relocation effort. Our relocation program actively seeks to relocate many of our strip shopping center locations to freestanding sites. Because of their more convenient locations and larger size, relocated stores have typically realized significant improvements in customer count and revenues, driven largely by increased sales of higher margin front store merchandise. We believe our relocation program offers a significant opportunity for future growth, as only 33% of our existing stores were freestanding as of January 1, 2000. We currently expect to have approximately 40% of our stores in freestanding locations by the end of fiscal 2000. Our long-term goal is to have approximately 80% of our stores located in freestanding sites. We cannot, however, guarantee that future store relocations will achieve similar results as those historically achieved.

We believe that continuing to grow our store base and locating stores in desirable geographic markets are essential components to competing effectively in the current managed care environment. As a result, we believe that our store development program is an integral part of our ability to maintain our leadership position in the retail drugstore industry.

The following is a breakdown by state of our 4,098 store locations as of January 1, 2000*:

-----------------------------------------------------------------------------------------------------------------------
Alabama                          140       Kentucky                          71     Pennsylvania                  327
California                         1       Maine                             19     Rhode Island                   53
Connecticut                      123       Maryland                         169     South Carolina                183
Delaware                           3       Massachusetts                    325     Texas                           1
District of Columbia              48       Michigan                         242     Tennessee                     142
Florida                           21       New Hampshire                     28     Vermont                         2
Georgia                          288       New Jersey                       196     Virginia                      247
Illinois                          69       North Carolina                   279     West Virginia                  58
Indiana                          280       Ohio                             396
-----------------------------------------------------------------------------------------------------------------------

* Includes 12 CVS ProCare store located in California, Florida, Georgia, Maryland, Massachusetts, New York, Pennsylvania, Rhode Island, Texas and the District of Columbia.

WORKING CAPITAL PRACTICES ~ We generally finance our inventory and capital expenditure requirements with internally generated funds and our commercial paper program. We currently expect to continue to utilize our commercial paper program during fiscal 2000 to support our working capital needs. In addition, we may elect to use long-term borrowings in the future to support our continued growth. Due to the nature of the retail drugstore business, the majority of our non-pharmacy sales are in cash, while third party insurance programs, which typically settle in less than 30 days, paid for 87% of our pharmacy sales in fiscal 1999. Our customer returns are not significant.

INFORMATION SYSTEMS ~ We have invested significantly in information systems to enable us to deliver an exceptional level of customer service while lowering costs and increasing operating efficiency. Our client-server based systems permit rapid and flexible system development to meet changing business needs, while our scaleable technical architecture enables us to efficiently expand our network to accommodate new stores.

     Pharmacy Systems ~ The Rx2000 computer system enables our pharmacists to fill prescriptions more efficiently, giving the pharmacists more time to spend with customers. The system facilitates the management of third party healthcare plans and enables us to provide managed care providers with a level of information which we believe is unmatched by our competitors. By analyzing the data captured by the Rx2000 computer system, we and our managed care partners are able to evaluate treatment outcomes with an eye toward improving care and containing costs. We also continue to make significant progress on our Excellence in Pharmacy Innovation and Care ("EPIC") program. EPIC is a multiyear project that will reengineer the way our pharmacies communicate and fill prescriptions. The project includes integrated workflow improvements and automated pill-counting machines in high volume stores. During fiscal 1997, we implemented Rapid Rx Refill, which enables customers to order prescription refills 24 hours a day using a touch-tone telephone. Rapid Rx Refill now accounts for approximately 50% of refills. Together, these initiatives are expected to continue to enhance pharmacy productivity, increase capacity, lower costs and improve service by lowering customer wait times and enabling pharmacists to spend more time with customers.

     Front Store Systems ~ Our point-of-sale scanning technology has enabled us to develop an advanced retail database of information. We use this information to quickly analyze data on a store-by-store basis to develop targeted marketing and merchandising strategies. We can also analyze the impact of pricing, promotion and mix on a category's sales and profitability, enabling us to develop tactical merchandising plans for each category by market. We believe that effective category management increases customer satisfaction and that our category management approach has been a primary factor in front store comparable sales gains. We are also working on the final phase of a multi-year supply chain initiative, which will transform the way we receive, distribute and sell merchandise. Our supply chain initiatives will more effectively link our stores and distribution centers with suppliers to speed the delivery of merchandise to our stores in a manner that both reduces out-of-stock positions and lowers our investment in inventory. We have already begun to experience tangible benefits from our supply chain initiatives and we expect to continue to do so.

ASSOCIATE DEVELOPMENT ~ As of January 1, 2000, we employed approximately 100,000 associates. To deliver the highest levels of service to our customers and partners, we devote considerable time and attention to our people and service standards. We emphasize attracting and training friendly and helpful associates to work in our stores and throughout our organization. Our pharmacists consistently rank among the best in the industry on measurements of trust, relationship building and accessibility. This high level of service and expertise has played a key role in the growth of our company.

INTELLECTUAL PROPERTY AND LICENSES ~ We have registered or applied for registration of a variety of trade names, service marks and trademarks for use in our business. We regard our intellectual property as having significant value and as being an important factor in the marketing of the Company and our stores. We are not aware of any facts that could negatively impact our continuing use of any of our intellectual property.

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

COMPETITION ~ The retail drugstore business is highly competitive. We believe that we compete principally on the basis of: (i) store location and convenience,
(ii) customer service and satisfaction, (iii) product selection and variety and
(iv) price. In each of the markets we serve, there are a number of independent and other retail drugstore chains, supermarkets, convenience stores and discount merchandisers. With respect to some products, we also compete with mail order providers and internet pharmacies.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS ~ Certain statements in this Annual Report (as well as in other public filings, our web site, press releases and oral statements made by Company management and/or representatives), constitute forward-looking statements, which are subject to risks and uncertainties.

Forward-looking statements include information concerning:

     - our future results of operations, including sales and earnings per common share growth and cost savings and synergies following the Revco and Arbor mergers;
     - our planned store development, including store openings, new markets and capital expenditures;
     - our belief that we have sufficient cash flows to support working capital needs, capital expenditures and debt service requirements;
     -    our belief concerning the growth of our free cash flow;
     - our belief that we can continue to improve operating performance by relocating existing in-line stores to freestanding locations;
     - our ability to continue to reduce selling, general and administrative expenses as a percentage of net sales;
     -    our belief concerning the profitability of CVS.com;
     - our belief concerning the growth of CVS ProCare sales and store locations; and
     - our belief that we can continue to reduce inventory levels and improve inventory turnover.

In addition, statements that include the words "believes", "expects", "anticipates", "intends", "estimates" or similar expressions are forward-looking statements. For all of these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

You should understand that the following important factors, in addition to those discussed elsewhere in this report and in the documents which are incorporated by reference (and in our other public filings, press releases and oral statements made by Company management and/or representatives), could cause actual results to differ materially from those expressed in the forward-looking statements:

WHAT FACTORS COULD AFFECT THE OUTCOME OF OUR FORWARD-LOOKING STATEMENTS?

INDUSTRY AND MARKET FACTORS

     - changes in economic conditions generally or in the markets served by CVS;
     - future federal and/or state regulatory and legislative actions affecting CVS and/or the chain drugstore industry;
     -    consumer preferences and spending patterns;
     - competition from other drugstore chains, from alternative distribution channels such as supermarkets, membership clubs, mail order companies and internet companies (e-commerce) and from other third party plans;
     - the continued efforts of health maintenance organizations, managed care organizations, pharmacy benefit management companies and other third party payers to reduce prescription drug costs; and
     - changes in accounting policies and practices, including taxation requirements.

OPERATING FACTORS

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

ITEM 2. -- PROPERTIES

We lease most of our stores under long-term leases that vary as to rental amounts and payments, expiration dates, renewal options and other rental provisions. We do not think that any individual store lease is significant in relation to our overall business. For additional information on the amount of our rental obligations for retail store leases, see Note 6 of "Notes to Consolidated Financial Statements" on page 31 of this Annual Report.

As of January 1, 2000, we owned approximately two percent of our 4,098 retail and specialty pharmacy drugstores. Net selling space for our retail and specialty pharmacy drugstores totaled 30.3 million square feet as of January 1, 2000. Approximately 26% of our stores included drive-thru pharmacies as of January 1, 2000.

Our stores are supported by ten company-owned distribution centers, which are located in Rhode Island, New Jersey, Virginia, Indiana, Alabama, Pennsylvania, Tennessee, North Carolina, South Carolina and Michigan. These distribution centers contain an aggregate of approximately 5,400,000 square feet. In addition, we lease additional space near our distribution centers to handle certain distribution needs. We also lease approximately 141,000 square feet in three mail order service facilities located in Ohio.

We own our corporate headquarters, located in three buildings in Woonsocket, Rhode Island, which contain an aggregate of approximately 345,000 square feet. Additionally, a fourth headquarters building, expected to contain approximately 207,000 square feet, is currently under construction on a site adjacent to our existing corporate headquarters. We also lease approximately 352,000 square feet in eight office buildings in Rhode Island, Massachusetts and Washington.

In addition, in connection with certain business dispositions completed between 1991 and 1997, we continue to guarantee lease obligations for approximately 1,400 former stores. We are indemnified for these guarantee obligations by the respective purchasers. These guarantees generally remain in effect for the initial lease term and any extension thereof pursuant to a renewal option provided for in the lease prior to the time of the disposition. Assuming that each respective purchaser became insolvent, an event that we believe to be highly unlikely, management estimates that it could settle these obligations for approximately $1.0 billion as of January 1, 2000.

ITEM 3. -- LEGAL PROCEEDINGS

From time to time, the Company and its subsidiaries are involved in the assertion of claims and in litigation incidental to the normal course of business. In the opinion of management and our independent counsel, we do not believe that any existing claims or litigation will have a material adverse effect on our consolidated financial condition, results of operations or future cash flows.

ITEM 4. -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended January 1, 2000.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth the name, age and biographical information for each of our executive officers as of January 1, 2000:

CHARLES C. CONAWAY, age 39, President and Chief Operating Officer of CVS Corporation since April 1999; Executive Vice President and Chief Financial Officer of CVS Corporation from July 1996 to April 1999; Executive Vice President and Chief Financial Officer of CVS Pharmacy, Inc. from February 1995 to April 1999; Senior Vice President -- Pharmacy of CVS Pharmacy, Inc. from September 1992 to February 1995; Chairman of the Board of PharmaCare Management Services, Inc. and director of Linens 'n Things, Inc.

ROSEMARY MEDE, age 53, Senior Vice President -- Human Resources of CVS Pharmacy, Inc. since October 1997; Vice President of CVS Corporation since October 1997; Vice President/General Manager of Business Services of Becton Dickinson & Co. from December 1995 to September 1997; held various management positions in human resources at Becton Dickinson from 1988 to November 1995.

LARRY J. MERLO, age 44, Executive Vice President -- Stores of CVS Pharmacy, Inc. since March 1998; Vice President of CVS Corporation since October 1996; Senior Vice President -- Stores of CVS Pharmacy, Inc. from January 1994 to March 1998.

DANIEL C. NELSON, age 50, Executive Vice President -- Marketing of CVS Pharmacy, Inc. since September 1993; Vice President of CVS Corporation since October 1996. Mr. Nelson resigned from his position with the Company in February 2000.

DAVID B. RICKARD, age 53, Executive Vice President and Chief Financial Officer of CVS Corporation and CVS Pharmacy, Inc. since September 1999; Senior Vice President and Chief Financial Officer of RJR Nabisco Holdings Corporation from March 1997 through August 1999; Executive Vice President, International Distillers and Vintners Americas, November 1996 through March 1997; Finance Director, International Distillers and Vintners, August 1995 to November 1996; Group Controller, Grand Metropolitan PLC, 1994 to August 1995.

THOMAS M. RYAN, age 47, Chairman of the Board of CVS Corporation since April 1999 and Chief Executive Officer of CVS Corporation since May 1998; President of CVS Corporation from May 1998 to April 1999; Vice Chairman and Chief Operating Officer of CVS Corporation from October 1996 to May 1998; President and Chief Executive Officer of CVS Pharmacy, Inc. from January 1994 to April 1999; director of FleetBoston Financial Corporation and Reebok International Ltd.

DOUGLAS A. SGARRO, age 40, Senior Vice President -- Administration and Chief Legal Officer of CVS Pharmacy, Inc. since September 1997; President of CVS Realty Co., the real estate development, construction and property management division of CVS Pharmacy, Inc., since October 1999; Vice President of CVS Corporation since September 1997; partner in the New York City office of the law firm of Brown & Wood LLP from January 1993 to August 1997.

LARRY D. SOLBERG, age 52, Senior Vice President -- Finance and Controller of CVS Pharmacy, Inc. since March 1996; Vice President of CVS Corporation since October 1996; Vice President and Controller of CVS Pharmacy, Inc. from October 1994 to March 1996.

LARRY J. ZIGERELLI, age 41, Executive Vice President -- Corporate Development of CVS Pharmacy, Inc. since February 1999; Vice President of CVS Corporation since February 1999; Vice President and General Manager, Food and Beverage -- Latin America, The Procter & Gamble Company from June 1998 to January 1999; Vice President and General Manager, Puerto Rico and the Caribbean, The Procter & Gamble Company from October 1994 to May 1998. Effective with the resignation of Mr. Nelson in February 2000, Mr. Zigerelli assumed the title of Executive Vice President -- Marketing of CVS Corporation.

                                     PART II

ITEM 5. -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since October 16, 1996, our common stock has been listed on the New York Stock Exchange under the symbol "CVS." Information regarding the market prices of our common stock and dividends declared may be found in Note 15 of the Notes to Consolidated Financial Statements included in "Item 8 -- Financial Statements and Supplementary Data."

On June 15, 1998, there was a two-for-one stock split on all shares of common stock owned by shareholders as of May 25, 1998.

ITEM 6. -- SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with "Item 8 -- Financial Statements and Supplementary Data" and "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

-----------------------------------------------------------------------------------------------------------------------
                                                                         Fiscal Year
                                               1999            1998            1997           1996            1995
In millions, except per share amounts       (53 WEEKS)      (52 weeks)      (52 weeks)     (52 weeks)      (52 weeks)
-----------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
 Net sales                                 $ 18,098.3      $ 15,273.6      $ 13,749.6     $ 11,831.6      $ 10,513.1
 Gross margin(1)                              4,861.4         4,129.2         3,718.3        3,300.9         2,960.0
 Selling, general & administrative            3,448.0         2,949.0         2,776.0        2,490.8         2,336.4
 Depreciation and amortization                  277.9           249.7           238.2          205.4           186.4
 Merger, restructuring and other
   nonrecurring charges                            --           178.6           422.4           12.8           165.5
-----------------------------------------------------------------------------------------------------------------------
 Operating profit(2)                          1,135.5           751.9           281.7          591.9           271.7
 Other expense (income), net                     59.1            60.9            44.1          (51.5)          114.0
 Income tax provision                           441.3           306.5           149.2          271.0            74.3
-----------------------------------------------------------------------------------------------------------------------
 Earnings from continuing operations
   before extraordinary item(3)            $    635.1      $    384.5      $     88.4     $    372.4      $     83.4
-----------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE DATA:
 Earnings from continuing operations
   before extraordinary item (3)
      Basic                                $     1.59      $     0.96      $     0.20     $     0.98      $     0.18
      Diluted                                    1.55            0.95            0.19           0.95            0.18
 Cash dividends per common share                0.230           0.225           0.220          0.220           0.760
-----------------------------------------------------------------------------------------------------------------------
BALANCE SHEET AND OTHER DATA:
 Total assets                              $  7,275.4      $  6,686.2      $  5,920.5     $  6,014.9      $  6,614.4
 Long-term debt                                 558.5           275.7           290.4        1,204.8         1,056.3
 Total shareholders' equity                   3,679.7         3,110.6         2,626.5        2,413.8         2,567.4
 Number of stores (at end of period)            4,098           4,122           4,094          4,204           3,715
-----------------------------------------------------------------------------------------------------------------------

(1) Gross margin includes the pre-tax effect of the following nonrecurring charges: (i) in 1998, $10.0 million ($5.9 million after-tax) related to the markdown of noncompatible Arbor merchandise and (ii) in 1997, $75.0 million ($49.9 million after-tax) related to the markdown of noncompatible Revco merchandise.

(2) Operating profit includes the pre-tax effect of the charges discussed in Note (1) above and the following merger, restructuring and other nonrecurring charges: (i) in 1998, $147.3 million ($101.3 million after-tax) related to the merger of CVS and Arbor and $31.3 million ($18.4 million after-tax) of nonrecurring costs incurred in connection with eliminating Arbor's information technology systems and Revco's noncompatible store merchandise fixtures, (ii) in 1997, $337.1 million ($229.8 million after-tax) related to the merger of CVS and Revco, $54.3 million ($32.0 million after-tax) of nonrecurring costs incurred in connection with eliminating Revco's information technology systems and noncompatible store merchandise fixtures and $31.0 million ($19.1 million after-tax) related to the restructuring of Big B, Inc., (iii) in 1996, $12.8 million ($6.5 million after-tax) related to the write-off of costs incurred in connection with the failed merger of Rite Aid Corporation and Revco and (iv) in 1995, $165.5 million ($97.7 million after-tax) related to the Company's strategic restructuring program and the early adoption of SFAS No. 121, and $49.5 million ($29.1 million after-tax) related to the Company changing its policy from capitalizing internally developed software costs to expensing the costs as incurred, outsourcing information technology functions and retaining former employees until their respective job functions were transitioned.

(3) Earnings from continuing operations before extraordinary item and earnings per common share from continuing operations before extraordinary item include the after-tax effect of the charges discussed in Notes (1) and (2) above and a $121.4 million ($72.1 million after-tax) gain realized during 1996 upon the sale of equity securities received from the sale of Marshalls.

ITEM 7. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We strongly recommend that you read our accompanying audited consolidated financial statements and footnotes along with this important discussion and analysis.

RESULTS OF OPERATIONS

Fiscal 1999, which ended on January 1, 2000, included 53 weeks, while fiscal 1998 and 1997, which ended on December 26, 1998 and December 27, 1997, respectively, included 52 weeks.

NET SALES increased 18.5% in 1999 to $18.1 billion. This compares to increases of 11.1% in 1998 and 16.2% in 1997. Same store sales, consisting of sales from stores that have been open for more than one year, rose 12.5% in 1999, 10.8% in 1998 and 9.7% in 1997. Pharmacy same-store sales increased 19.4% in 1999 and 16.5% in 1998 and 1997. Our pharmacy sales as a percentage of total net sales were 59% in 1999, 58% in 1998 and 55% in 1997. Our third party prescription sales as a percentage of total pharmacy sales were 87% in 1999, 84% in 1998 and 81% in 1997.

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

- Our front store sales growth was driven by strong performance in the health and beauty, photo, seasonal, and general merchandise categories.

- The increase in net sales in 1999 was positively affected by the 53rd week. Excluding the positive impact of the 53rd week, net sales increased 16.0% in 1999 when compared to 1998.

- The increase in net sales in 1998 was positively affected by our efforts to improve the performance of the Revco stores. To do this, we converted the retained Revco stores to the CVS store format and relocated certain stores. Our performance during the conversion period was positively affected by temporary promotional events.

- The increase in net sales in 1997 was positively affected by our acquisition of Big B, Inc., effective November 16, 1996. Excluding the positive impact of the Big B acquisition, net sales increased 11.3% in 1997 when compared to 1996. Please read Note 3 to the consolidated financial statements for other important information about the Big B acquisition.

- We continued to relocate our existing shopping center stores to larger, more convenient, freestanding locations. Historically, we have achieved significant improvements in customer count and net sales when we do this. The resulting increase in net sales has typically been driven by an increase in front store sales, which normally have a higher gross margin. We believe that our relocation program offers a significant opportunity for future growth, as only 33% of our existing stores are freestanding. We currently expect to have approximately 40% of our stores in freestanding locations by the end of 2000. Our long-term goal is to have 80% of our stores located in freestanding sites. We cannot, however, guarantee that future store relocations will deliver the same results as those historically achieved. Please read the "Cautionary Statement Concerning Forward-Looking Statements" section below.

GROSS MARGIN as a percentage of net sales was 26.9% in 1999. This compares to 27.0% in 1998 and 1997. Inventory shrinkage was 0.9% of net sales in 1999, compared to 0.8% of net sales in 1998 and 1997. As you review our gross margin performance, please remember to consider the impact of the following nonrecurring charges:

- During 1998, we recorded a $10.0 million charge to cost of goods sold to reflect markdowns on noncompatible Arbor merchandise, which resulted from the CVS/Arbor merger transaction. Please read Notes 2 and 3 to the consolidated financial statements for other important information about the CVS/Arbor merger.

- During 1997, we recorded a $75.0 million charge to cost of goods sold to reflect markdowns on noncompatible Revco merchandise, which resulted from the CVS/Revco merger transaction. Please read Notes 2 and 3 to the consolidated financial statements for other important information about the CVS/Revco merger.

If you exclude the effect of these nonrecurring charges, our comparable gross margin as a percentage of net sales was 26.9% in 1999, 27.1% in 1998 and 27.6% in 1997.

Why has our comparable gross margin rate been declining?

- Pharmacy sales are growing at a faster pace than front store sales. On average, our gross margin on pharmacy sales is lower than our gross margin on front store sales.

- Sales to customers covered by third party insurance programs have continued to increase and, thus, have become a larger part of our total pharmacy business. Our gross margin on third party sales has continued to decline largely due to the efforts of managed care organizations and other pharmacy benefit managers to reduce prescription drug costs. To address this trend, we have dropped and/or renegotiated a number of third party programs that fell below our minimum profitability standards. In the event this trend continues and we elect to drop additional programs and/or decide not to participate in future programs that fall below our minimum profitability standards, we may not be able to sustain our current rate of sales growth.

TOTAL OPERATING EXPENSES were 20.6% of net sales in 1999. This compares to 22.1% in 1998 and 25.0% in 1997. As you review our performance in this area, please remember to consider the impact of the following nonrecurring charges:

- During 1998, we recorded a $147.3 million charge to operating expenses for direct and other merger-related costs pertaining to the CVS/Arbor merger transaction and related restructuring activities. In addition, we incurred $31.3 million of nonrecurring costs in connection with eliminating Arbor's information technology systems and Revco's noncompatible store merchandise fixtures. Please read Notes 2 and 3 to the consolidated financial statements for other important information about the CVS/Arbor merger.

- During 1997, we recorded a $337.1 million charge to operating expenses for direct and other merger-related costs pertaining to the CVS/Revco merger transaction and related restructuring activities. In addition, we incurred $54.3 million of nonrecurring costs in connection with eliminating Revco's information technology systems and removing Revco's noncompatible store merchandise fixtures. We also recorded a $31.0 million charge for certain costs associated with the restructuring of Big B, Inc. Please read Notes 2 and 3 to the consolidated financial statements for other important information about the CVS/Revco merger and Big B acquisition.

If you exclude the effect of the nonrecurring charges we incurred in 1998 and 1997, comparable operating expenses as a percentage of net sales were 20.6% in 1999, 20.9% in 1998 and 21.9% in 1997.

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

OPERATING PROFIT increased $383.6 million to $1.1 billion in 1999. This compares to $751.9 million in 1998 and $281.7 million in 1997. If you exclude the effect of the nonrecurring charges we recorded in gross margin and in total operating expenses, our comparable operating profit increased $195.0 million (or 20.7%) to $1.1 billion in 1999. This compares to $940.5 million in 1998 and $779.1 million in 1997. Comparable operating profit as a percentage of net sales was 6.3% in 1999, 6.2% in 1998 and 5.7% in 1997.

INTEREST EXPENSE, NET consisted of the following:

----------------------------------------------------------------------------------------------------------------------
                                                                                            Fiscal Year
In millions                                                                     1999            1998           1997
----------------------------------------------------------------------------------------------------------------------
Interest expense                                                              $  66.1         $  69.7        $  59.1
Interest income                                                                  (7.0)           (8.8)         (15.0)
----------------------------------------------------------------------------------------------------------------------
Interest expense, net                                                         $  59.1         $  60.9        $  44.1
----------------------------------------------------------------------------------------------------------------------

The decrease in interest expense in 1999 was primarily due to the fact that we replaced $300 million of our commercial paper borrowings with unsecured senior notes that bear a lower interest rate than our commercial paper. The increase in interest expense in 1998 was primarily due to higher average borrowing levels when compared to 1997. The decrease in interest income in 1998 was primarily due to interest income recognized during 1997 on a note receivable that we received when we sold Kay-Bee Toys in 1996. This note was sold in 1997.

INCOME TAX PROVISION ~ Our effective income tax rate was 41.0% in 1999 compared to 44.4% in 1998 and 62.8% in 1997. Our effective income tax rates were higher in 1998 and 1997 because certain components of the nonrecurring charges we recorded in conjunction with the CVS/Arbor and CVS/Revco merger transactions were not deductible for income tax purposes.

EARNINGS FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY ITEM increased $250.6 million to $635.1 million (or $1.55 per diluted share) in 1999. This compares to $384.5 million (or $0.95 per diluted share) in 1998 and $88.4 million (or $0.19 per diluted share) in 1997. If you exclude the effect of the nonrecurring charges we recorded in cost of goods sold and in total operating expenses, our comparable earnings from continuing operations before extraordinary item increased 24.5% to $635.1 million (or $1.55 per diluted share) in 1999. This compares to $510.1 million (or $1.26 per diluted share) in 1998 and $419.2 million (or $1.05 per diluted share) in 1997.

DISCONTINUED OPERATIONS ~ In November 1997, we completed the final phase of a comprehensive strategic restructuring program, under which we sold Marshalls, Kay-Bee Toys, Wilsons, This End Up and Bob's Stores. As part of this program, we also completed the spin-off of Footstar, Inc., which included Meldisco, Footaction and Thom McAn, completed the initial and secondary public offerings of Linens `n Things and eliminated certain corporate overhead costs. During 1997, we sold our remaining investment in Linens `n Things and recorded, as a component of discontinued operations, an after-tax gain of $38.2 million. In connection with recording this gain, we also recorded, as a component of discontinued operations, an after-tax charge of $20.7 million during 1997 to finalize our original liability estimates. Please read Note 4 to the consolidated financial statements for other important information about this program.

EXTRAORDINARY ITEM ~ During 1997, we retired $865.7 million of the debt we absorbed when we acquired Revco. As a result, we recorded a charge for an extraordinary item, net of income taxes, of $17.1 million. The extraordinary item included the early retirement premiums we paid and the balance of our deferred financing costs.

NET EARNINGS were $635.1 million (or $1.55 per diluted share) in 1999. This compares to $384.5 million (or $0.95 per diluted share) in 1998 and $88.8 million (or $0.19 per diluted share) in 1997.

LIQUIDITY & CAPITAL RESOURCES

LIQUIDITY ~ The Company has three primary sources of liquidity: cash provided by operations, commercial paper and uncommitted lines of credit. We generally finance our inventory and capital expenditure requirements with internally generated funds and commercial paper. We currently expect to continue to utilize our commercial paper program to support our working capital needs. In addition, we may elect to use long-term borrowings in the future to support our continued growth.

Our commercial paper program is supported by a $670 million, five-year unsecured revolving credit facility that expires on May 30, 2002, and a $530 million, 364-day unsecured revolving credit facility that expires on June 21, 2000. We can also obtain up to $35.0 million of short-term financing through various uncommitted lines of credit. As of January 1, 2000, we had $451.0 million of commercial paper outstanding at a weighted average interest rate of 6.2%. There were no borrowings outstanding under the uncommitted lines of credit as of January 1, 2000.

On February 11, 1999, we issued $300 million of 5.5% unsecured senior notes due February 15, 2004. The proceeds from the issuance were used to repay outstanding commercial paper borrowings.

Our credit facilities and unsecured senior notes contain customary restrictive financial and operating covenants. We do not believe that the restrictions contained in these covenants materially affect our financial or operating flexibility.

CAPITAL RESOURCES ~ Although there can be no assurance and assuming market interest rates remain favorable, we currently believe that we will continue to have access to capital at attractive interest rates in 2000. We further believe that our cash on hand and cash provided by operations, together with our ability to obtain additional short-term and long-term financing, will be sufficient to cover our future working capital needs, capital expenditures and debt service requirements for at least the next 12 months.

NET CASH PROVIDED BY OPERATIONS ~ Net cash provided by operations was $658.8 million in 1999. This compares to net cash provided by operations of $221.0 million in 1998 and net cash used in operations of $105.8 million in 1997. The improvement in net cash provided by operations was primarily the result of higher net earnings, improved working capital management and a reduction in cash payments associated with the Arbor and Revco mergers. You should be aware that cash flow from operations will continue to be negatively impacted by future payments associated with the Arbor and Revco mergers and the Company's strategic restructuring program. As of January 1, 2000, the future cash payments associated with these programs totaled $123.0 million. These payments primarily include: (i) $12.1 million for employee severance, which extends through 2000,
(ii) $9.0 million for retirement benefits and related excess parachute payment excise taxes, which extend for a number of years to coincide with the future payment of retirement benefits, and (iii) $98.5 million for continuing lease obligations, which extend through 2020.

CAPITAL EXPENDITURES ~ Our capital expenditures totaled $493.5 million in 1999. This compared to $502.3 million in 1998 and $341.6 million in 1997. During 1999, we opened 146 new stores, relocated 299 existing stores and closed 170 stores. During 2000, we currently expect to open 425 stores, including 250 relocations. As of January 1, 2000, we operated 4,098 retail drugstores in 26 states and the District of Columbia.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which establishes the accounting and financial reporting requirements for derivative instruments, requires companies to recognize derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. In May 1999, the Financial Accounting Standards Board delayed the implementation date for this statement by one year. We expect to adopt SFAS No. 133 in 2001. We currently are in the process of determining what impact, if any, this pronouncement will have on our consolidated financial statements.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this Annual Report that are subject to risks and uncertainties that could cause actual results to differ materially. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. We strongly recommend that you become familiar with the specific risks and uncertainties that we have outlined for you under "Item 1 -- Business -- Cautionary Statement Concerning Forward-Looking Statements."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into any transactions using derivative financial instruments or derivative commodity instruments and we believe that our exposure to market risk associated with other financial instruments (such as fixed and variable rate borrowings), are not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

   Financial Statements:

       Management's Responsibility for Financial Reporting..................................................................   16

       Independent Auditor's Report.........................................................................................   17

       Consolidated Statements of Operations for the fiscal years ended January
          1, 2000, December 26, 1998 and December 27, 1997..................................................................   18

       Consolidated Balance Sheets as of January 1, 2000 and December 26, 1998..............................................   19

       Consolidated Statements of Shareholders' Equity for the fiscal years
          ended January 1, 2000, December 26, 1998 and December 27, 1997....................................................   20

       Consolidated Statements of Cash Flows for the fiscal years ended January 1, 2000,
          December 26, 1998 and December 27, 1997...........................................................................   21

       Notes to Consolidated Financial Statements...........................................................................22-40

   Financial Statement Schedule:

       Schedule II -- Valuation and Qualifying Accounts.....................................................................   46

     All other schedules are omitted because they are not applicable.

               MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

The integrity and objectivity of the financial statements and related financial information in this Annual Report are the responsibility of the management of the Company. The financial statements have been prepared in conformity with generally accepted accounting principles and include, when necessary, the best estimates and judgments of management.

The Company maintains a system of internal controls designed to provide reasonable assurance, at appropriate cost, that assets are safeguarded, transactions are executed in accordance with management's authorization, and the accounting records provide a reliable basis for the preparation of the financial statements. The system of internal accounting controls is continually reviewed by management and improved and modified as necessary in response to changing business conditions and the recommendations of the Company's internal auditors and independent auditors.

KPMG LLP, independent auditors, are engaged to render an opinion regarding the fair presentation of the consolidated financial statements of the Company. Their accompanying report is based upon an audit conducted in accordance with generally accepted auditing standards and included a review of the system of internal controls to the extent they considered necessary to support their opinion.

The Audit Committee of the Board of Directors, consisting solely of outside directors, meets periodically with management, internal auditors and the independent auditors to review matters relating to the Company's financial reporting, the adequacy of internal accounting controls and the scope and results of audit work. The internal auditors and independent auditors have free access to the Audit Committee.


/s/ THOMAS M. RYAN
------------------
Thomas M. Ryan
Chairman of the Board and Chief Executive Officer

/s/ DAVID B. RICKARD
--------------------
David B. Rickard
Executive Vice President and Chief Financial Officer

February 7, 2000

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
CVS Corporation:

We have audited the accompanying consolidated balance sheets of CVS Corporation and subsidiaries as of January 1, 2000 and December 26, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the fifty-three week period ended January 1, 2000 and the fifty-two week periods ended December 26, 1998 and December 27, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CVS Corporation and subsidiaries as of January 1, 2000 and December 26, 1998, and the results of their operations and their cash flows for the fifty-three week period ended January 1, 2000 and the fifty-two week periods ended December 26, 1998 and December 27, 1997, in conformity with generally accepted accounting principles.

/s/ KPMG LLP
------------
KPMG LLP
Providence, Rhode Island

February 7, 2000

                                 CVS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

----------------------------------------------------------------------------------------------------------------------
                                                                                      Fiscal Year Ended
                                                                           JANUARY 1,     December 26,   December 27,
                                                                              2000            1998           1997
In millions, except per share amounts                                      (53 WEEKS)      (52 weeks)     (52 weeks)
----------------------------------------------------------------------------------------------------------------------
Net sales                                                                 $   18,098.3    $   15,273.6   $   13,749.6
Cost of goods sold, buying and warehousing costs                              13,236.9        11,144.4       10,031.3
----------------------------------------------------------------------------------------------------------------------
 Gross margin                                                                  4,861.4         4,129.2        3,718.3

Selling, general and administrative expenses                                   3,448.0         2,949.0        2,776.0
Depreciation and amortization                                                    277.9           249.7          238.2
Merger, restructuring and other nonrecurring charges                                --           178.6          422.4
----------------------------------------------------------------------------------------------------------------------
 Total operating expenses                                                      3,725.9         3,377.3        3,436.6
----------------------------------------------------------------------------------------------------------------------
Operating profit                                                               1,135.5           751.9          281.7
Interest expense, net                                                             59.1            60.9           44.1
----------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations before income tax provision
  and extraordinary item                                                       1,076.4           691.0          237.6
Income tax provision                                                             441.3           306.5          149.2
----------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations before extraordinary item                    635.1           384.5           88.4
Discontinued operations:
 Gain on disposal, net of income tax provision of $12.4                             --              --           17.5
----------------------------------------------------------------------------------------------------------------------
 Earnings from discontinued operations                                              --              --           17.5
----------------------------------------------------------------------------------------------------------------------
Earnings before extraordinary item                                               635.1           384.5          105.9
Extraordinary item, loss related to early retirement of
  debt, net of income tax benefit of $11.4                                          --              --          (17.1)
----------------------------------------------------------------------------------------------------------------------
Net earnings                                                                     635.1           384.5           88.8
Preference dividends, net of income tax benefit                                  (14.7)          (13.6)         (13.7)
----------------------------------------------------------------------------------------------------------------------
Net earnings available to common shareholders                             $      620.4    $      370.9   $       75.1
----------------------------------------------------------------------------------------------------------------------

BASIC EARNINGS PER COMMON SHARE:
 Earnings from continuing operations before extraordinary item            $       1.59    $       0.96   $       0.20
 Earnings from discontinued operations                                              --              --           0.05
 Extraordinary item, net of income tax benefit                                      --              --          (0.05)
----------------------------------------------------------------------------------------------------------------------
 Net earnings                                                             $       1.59    $       0.96   $       0.20
----------------------------------------------------------------------------------------------------------------------
 Weighted average common shares outstanding                                      391.3           387.1          377.2
----------------------------------------------------------------------------------------------------------------------

DILUTED EARNINGS PER COMMON SHARE:
 Earnings from continuing operations before extraordinary item            $       1.55    $       0.95   $       0.19
 Earnings from discontinued operations                                              --              --           0.05
 Extraordinary item, net of income tax benefit                                      --              --          (0.05)
----------------------------------------------------------------------------------------------------------------------
 Net earnings                                                             $       1.55    $       0.95   $       0.19
----------------------------------------------------------------------------------------------------------------------
 Weighted average common shares outstanding                                      408.9           405.2          385.1
----------------------------------------------------------------------------------------------------------------------
DIVIDENDS DECLARED PER COMMON SHARE                                       $      0.230    $      0.225   $      0.220
----------------------------------------------------------------------------------------------------------------------

     See accompanying notes to consolidated financial statements.

                                 CVS CORPORATION
                           CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------------------
                                                                                        JANUARY 1,       December 26,
In millions, except shares and per share amounts                                           2000              1998
----------------------------------------------------------------------------------------------------------------------
ASSETS:
 Cash and cash equivalents                                                               $    230.0        $    180.8
 Accounts receivable, net                                                                     699.3             650.3
 Inventories                                                                                3,445.5           3,190.2
 Deferred income taxes                                                                        139.4             248.7
 Other current assets                                                                          93.8              79.2
----------------------------------------------------------------------------------------------------------------------
    TOTAL CURRENT ASSETS                                                                    4,608.0           4,349.2

 Property and equipment, net                                                                1,601.0           1,351.2
 Goodwill, net                                                                                706.9             724.6
 Other assets                                                                                 359.5             261.2
----------------------------------------------------------------------------------------------------------------------
    TOTAL ASSETS                                                                         $  7,275.4        $  6,686.2
----------------------------------------------------------------------------------------------------------------------

LIABILITIES:
 Accounts payable                                                                        $  1,454.2        $  1,286.3
 Accrued expenses                                                                             967.4           1,061.3
 Short-term borrowings                                                                        451.0             771.1
 Current portion of long-term debt                                                             17.3              14.6
----------------------------------------------------------------------------------------------------------------------
    TOTAL CURRENT LIABILITIES                                                               2,889.9           3,133.3

 Long-term debt                                                                               558.5             275.7
 Deferred income taxes                                                                         27.2              24.3
 Other long-term liabilities                                                                  120.1             142.3

 Commitments and contingencies (Note 12)

SHAREHOLDERS' EQUITY:
 Preferred stock, $0.01 par value: authorized 120,619 shares; no shares issued
   or outstanding                                                                                --                --
 Preference stock, series one ESOP convertible, par value $1.00:
   authorized 50,000,000 shares; issued and outstanding 5,164,000 shares at
   January 1, 2000, and 5,239,000 shares at December 26, 1998                                 276.0             280.0
 Common stock, par value $0.01: authorized 1,000,000,000 shares; issued
   403,047,000 shares at January 1, 2000 and 401,380,000 shares at
   December 26, 1998                                                                            4.0               4.0
 Treasury stock, at cost: 11,051,000 shares at January 1, 2000, and 11,169,000
   shares at December 26, 1998                                                               (258.5)           (260.2)
 Guaranteed ESOP obligation                                                                  (257.0)           (270.7)
 Capital surplus                                                                            1,371.7           1,336.4
 Retained earnings                                                                          2,543.5           2,021.1
----------------------------------------------------------------------------------------------------------------------
    TOTAL SHAREHOLDERS' EQUITY                                                              3,679.7           3,110.6
----------------------------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $  7,275.4        $  6,686.2
----------------------------------------------------------------------------------------------------------------------

     See accompanying notes to consolidated financial statements.

                                 CVS CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

-----------------------------------------------------------------------------------------------------------------------
                                                                      Fiscal Year Ended
                                                       Shares                                   Dollars
                                        ------------------------------------     ---------------------------------------
                                           JANUARY 1, December 26, December 27,   JANUARY 1,  December 26, December 27,
In millions                                   2000        1998         1997          2000         1998         1997
-----------------------------------------------------------------------------------------------------------------------
 PREFERENCE STOCK:
  Beginning of year                            5.2          5.3           5.6     $   280.0    $   284.6    $   298.6
  Conversion to common stock                    --         (0.1)         (0.3)         (4.0)        (4.6)       (14.0)
-----------------------------------------------------------------------------------------------------------------------
  End of year                                  5.2          5.2           5.3         276.0        280.0        284.6
-----------------------------------------------------------------------------------------------------------------------
 COMMON STOCK:
  Beginning of year                          401.4        393.7         369.3           4.0          3.9          3.7
  Stock options exercised and awards
    under stock plans                          1.0          7.5          10.9            --          0.1          0.1
  Other                                        0.6          0.2          13.5            --           --          0.1
-----------------------------------------------------------------------------------------------------------------------
  End of year                                403.0        401.4         393.7           4.0          4.0          3.9
-----------------------------------------------------------------------------------------------------------------------
 TREASURY STOCK:
  Beginning of year                          (11.2)       (11.3)        (11.7)       (260.2)      (262.9)      (273.1)
  Conversion of preference stock               0.2          0.2           0.5           4.0          4.2         12.2
  Other                                       (0.1)        (0.1)         (0.1)         (2.3)        (1.5)        (2.0)
-----------------------------------------------------------------------------------------------------------------------
  End of year                                (11.1)       (11.2)        (11.3)       (258.5)      (260.2)      (262.9)
-----------------------------------------------------------------------------------------------------------------------
 GUARANTEED ESOP OBLIGATION:
  Beginning of year                                                                  (270.7)      (292.2)      (292.2)
  Reduction of guaranteed ESOP
    obligation                                                                         13.7         21.5           --
-----------------------------------------------------------------------------------------------------------------------
  End of year                                                                        (257.0)      (270.7)      (292.2)
-----------------------------------------------------------------------------------------------------------------------
 CAPITAL SURPLUS:
  Beginning of year                                                                 1,336.4      1,154.0        941.2
  Conversion of preference stock                                                        0.1          0.3          1.8
  Stock options exercised and awards
    under stock plans                                                                  31.3        176.2        195.9
  Other                                                                                 3.9          5.9         15.1
-----------------------------------------------------------------------------------------------------------------------
  End of year                                                                       1,371.7      1,336.4      1,154.0
-----------------------------------------------------------------------------------------------------------------------
 RETAINED EARNINGS:
  Beginning of year                                                                 2,021.1      1,739.1      1,737.9
  Net earnings                                                                        635.1        384.5         88.8
  Dividends:
   Preference stock, net of income
     tax benefit                                                                      (14.7)       (13.6)       (13.7)
   Common stock                                                                       (90.0)       (88.9)       (73.9)
  Immaterial pooling of interests                                                      (8.0)          --           --
-----------------------------------------------------------------------------------------------------------------------
  End of year                                                                       2,543.5      2,021.1      1,739.1
-----------------------------------------------------------------------------------------------------------------------
 OTHER:
  Beginning of year                                                                      --           --         (2.4)
  Unrealized holding gain on
    investments, net                                                                     --           --          2.4
-----------------------------------------------------------------------------------------------------------------------
  End of year                                                                            --           --           --
-----------------------------------------------------------------------------------------------------------------------
 TOTAL SHAREHOLDERS' EQUITY                                                       $ 3,679.7    $ 3,110.6    $ 2,626.5
-----------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                 CVS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------------
                                                                                        Fiscal Year Ended
                                                                              JANUARY 1,   December 26,   December 27,
                                                                                 2000           1998           1997
In millions                                                                   (53 WEEKS)     (52 weeks)     (52 weeks)
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                                                $    635.1     $    384.5     $     88.8
 Adjustments required to reconcile net earnings to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                                  277.9          249.7          242.6
   Merger, restructuring and other nonrecurring charges                              --          188.6          466.4
   Deferred income taxes and other noncash items                                  124.8           80.6         (140.4)
   Extraordinary item, net of income tax benefit                                     --             --           17.1
 Change in assets and liabilities, excluding acquisitions:
   Increase in accounts receivable, net                                           (48.9)        (197.9)         (82.5)
   Increase in inventories                                                       (255.0)        (315.0)        (566.1)
   Increase in other current assets                                               (16.7)         (18.5)         (18.3)
   Increase in accounts payable                                                   166.8           52.6          174.7
   Decrease in accrued expenses                                                   (37.7)        (134.5)        (232.3)
   Decrease in other assets and other long-term liabilities                      (187.5)         (69.1)         (55.8)
----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                               658.8          221.0         (105.8)
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment                                             (493.5)        (502.3)        (341.6)
 Acquisitions, net of cash                                                        (33.6)         (62.2)            --
 Proceeds from sale of businesses and other property and equipment                 28.2           50.5          192.7
 Proceeds from sale of investments                                                   --             --          309.7
----------------------------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                              (498.9)        (514.0)         160.8
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 (Reductions in) additions to short-term borrowings                              (324.5)         304.6          466.4
 Proceeds from exercise of stock options                                           20.4          121.1          169.1
 Additions to (reductions in) long-term debt                                      298.1          (41.9)        (917.2)
 Dividends paid                                                                  (104.7)        (102.5)         (87.6)
----------------------------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                              (110.7)         281.3         (369.3)
----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                               49.2          (11.7)        (314.3)
Cash and cash equivalents at beginning of year                                    180.8          192.5          506.8
----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                     $    230.0     $    180.8     $    192.5
----------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS ~ CVS Corporation ("CVS" or the "Company") is principally in the retail drugstore business. As of January 1, 2000, the Company operated 4,098 retail drugstores and three mail order facilities located in 26 states and the District of Columbia. See Note 13 for further information about the Company's business segments.

BASIS OF PRESENTATION ~ The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated. Fiscal 1999, which ended on January 1, 2000, included 53 weeks, while fiscal 1998 and 1997, which ended on December 26, 1998 and December 27, 1997, respectively, included 52 weeks.

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

ACCOUNTS RECEIVABLE ~ Accounts receivable are stated net of an allowance for uncollectible accounts of $41.1 million and $39.8 million as of January 1, 2000 and December 26, 1998, respectively. The balance primarily includes amounts due from third party providers (e.g., pharmacy benefit managers, insurance companies, governmental agencies and vendors).

FINANCIAL INSTRUMENTS ~ Financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term borrowings. Due to the short-term nature of these instruments, the Company's carrying value approximates fair value.

INVENTORIES ~ Inventories are stated at the lower of cost or market using the first-in, first-out method.

PROPERTY AND EQUIPMENT ~ Depreciation of property and equipment is computed on a straight-line basis, generally over the estimated useful lives of the asset or, when applicable, the term of the lease, whichever is shorter. Estimated useful lives generally range from 10 to 40 years for buildings and improvements, 3 to 10 years for fixtures and equipment and 3 to 10 years for leasehold improvements. Maintenance and repair costs are charged directly to expense as incurred. Major renewals or replacements that substantially extend the useful life of an asset are capitalized and depreciated.

IMPAIRMENT OF LONG-LIVED ASSETS ~ The Company primarily groups and evaluates fixed and intangible assets at an individual store level, which is the lowest level at which individual cash flows can be identified. Goodwill is allocated to individual stores based on historical store contribution, which approximates store cash flow. Other intangible assets (i.e., favorable lease interests and prescription files) are typically store specific and, therefore, are directly assigned to individual stores. When evaluating assets for potential impairment, the Company first compares the carrying amount of the asset to the asset's estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows used in this analysis are less than the carrying amount of the asset, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the asset to the asset's estimated future cash flows (discounted and with interest charges). If the carrying amount exceeds the asset's estimated future cash flows (discounted and with interest charges), an impairment loss is recorded.

GOODWILL ~ Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is amortized on a straight-line basis generally over periods of 40 years. Accumulated amortization was $105.0 million and $85.6 million as of January 1, 2000 and December 26, 1998, respectively. The Company evaluates goodwill for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. If the carrying amount of the goodwill exceeds the expected undiscounted future cash flows, the Company records an impairment loss.

OTHER ASSETS ~ Other assets primarily include favorable leases, which are amortized on a straight-line basis over the life of the lease, and reorganization goodwill, which is amortized on a straight-line basis over 20 years. The reorganization goodwill is the value of Revco D.S., Inc., in excess of identifiable assets, as determined during its 1992 reorganization under Chapter 11 of the United States Bankruptcy Code. See Note 2 for further information about the Company's merger with Revco D.S. Inc.

REVENUE RECOGNITION ~ The Company recognizes revenue from the sale of merchandise at the time the merchandise is sold. Service revenues from the Company's pharmacy benefit management segment are recognized at the time the service is provided.

VENDOR ALLOWANCES ~ The total value of any up-front or other periodic payments received from vendors that are linked to purchase commitments is initially deferred. The deferred amounts are then amortized to reduce cost of goods sold over the life of the contract based upon periodic purchase volume. The total value of any up-front or other periodic payments received from vendors that are not linked to purchase commitments is also initially deferred. The deferred amounts are then amortized to reduce cost of goods sold on a straight-line basis over the life of the related contract. Funds that are directly linked to advertising commitments are recognized as a reduction of advertising expense when the related advertising commitment is satisfied.

STORE OPENING AND CLOSING COSTS ~ New store opening costs are charged directly to expense when incurred. When the Company closes a store, the estimated unrecoverable costs, including the remaining lease obligation, are charged to expense.

STOCK-BASED COMPENSATION ~ The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under SFAS No. 123, companies can elect to account for stock-based compensation using a fair value based method or continue to measure compensation expense using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has elected to continue to account for its stock-based compensation plans under APB Opinion No. 25. See Note 7 for further information about the Company's stock incentive plans.

ADVERTISING COSTS ~ External costs incurred to produce media advertising are charged to expense when the advertising takes place.

INSURANCE ~ The Company is self-insured for general liability, workers' compensation and automobile liability claims up to $500,000. Third party insurance coverage is maintained for claims that exceed this amount. The Company's self-insurance accruals are calculated using standard insurance industry actuarial assumptions and the Company's historical claims experience.

INCOME TAXES ~ Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as for the deferred tax effects of tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

EARNINGS PER COMMON SHARE ~ Basic earnings per common share is computed by dividing: (i) net earnings, after deducting the after-tax dividends on the ESOP preference stock, by (ii) the weighted average number of common shares outstanding during the year (the "Basic Shares").

When computing diluted earnings per common share, the Company normally assumes that the ESOP preference stock is converted into common stock and all dilutive stock options are exercised. After the assumed ESOP preference stock conversion, the ESOP trust would hold common stock rather than ESOP preference stock and would receive common stock dividends (currently $0.23 per share) rather than ESOP preference stock dividends (currently $3.90 per share). Since the ESOP Trust uses the dividends it receives to service its debt, the Company would have to increase its contribution to the ESOP trust to compensate it for the lower dividends. This additional contribution would reduce the Company's net earnings, which in turn, would reduce the amounts that would be accrued under the Company's incentive compensation plans.

Diluted earnings per common share is computed by dividing: (i) net earnings, after accounting for the difference between the dividends on the ESOP preference stock and common stock and after making adjustments for the incentive compensation plans by (ii) Basic Shares plus the additional shares that would be issued assuming that all dilutive stock options are exercised and the ESOP preference stock is converted into common stock. In 1997, the assumed conversion of the ESOP preference stock would have increased diluted earnings per common share and, therefore, was not considered.

NEW ACCOUNTING PRONOUNCEMENTS ~ During fiscal 1999, the Company adopted American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement defines which costs incurred to develop or purchase internal-use software should be capitalized and which costs should be expensed. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

NOTE 2 -- BUSINESS COMBINATIONS

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

The CVS/Arbor Merger and CVS/Revco Merger constituted tax-free reorganizations and have been accounted for as pooling of interests under APB Opinion No. 16, "Business Combinations". Accordingly, all prior period financial statements were restated to include the combined results of operations, financial position and cash flows of Arbor and Revco as if they had always been owned by CVS.

The Company also acquired other businesses that were accounted for as purchase business combinations and immaterial pooling of interests. These acquisitions did not have a material effect on the Company's consolidated financial statements either individually or in the aggregate. The results of operations of these businesses have been included in the consolidated financial statements since their respective dates of acquisition.

NOTE 3 -- MERGER, RESTRUCTURING & ASSET IMPAIRMENT CHARGES

CVS/ARBOR CHARGE
In accordance with APB Opinion No. 16, Emerging Issues Task Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" and SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," CVS recorded a $147.3 million charge to operating expenses during the second quarter of 1998 for direct and other merger-related costs pertaining to the CVS/Arbor merger transaction and certain restructuring activities (the "CVS/Arbor Charge"). The Company also recorded a $10.0 million charge to cost of goods sold during the second quarter of 1998 to reflect markdowns on noncompatible Arbor merchandise.

Following is a summary of the significant components of the CVS/Arbor Charge:

----------------------------------------------------------------------------------------------------------------------
In millions
----------------------------------------------------------------------------------------------------------------------
Merger transaction costs                                                                                       $  15.0
Restructuring costs:
  Employee severance and benefits                                                                                 27.1
  Exit Costs:
   Noncancelable lease obligations                                                                                40.0
   Duplicate facility                                                                                             16.5
   Asset write-offs                                                                                               41.2
   Contract cancellation costs                                                                                     4.8
   Other                                                                                                           2.7
----------------------------------------------------------------------------------------------------------------------
Total                                                                                                          $ 147.3
----------------------------------------------------------------------------------------------------------------------

Merger transaction costs included $12.0 million for estimated investment banker fees, $2.5 million for estimated professional fees, and $0.5 million for estimated filing fees, printing costs and other costs associated with furnishing information to shareholders.

Employee severance and benefits included $15.0 million for estimated excess parachute payment excise taxes and related income tax gross-ups, $11.0 million for estimated employee severance and $1.1 million for estimated employee outplacement costs. The excess parachute payment excise taxes and related income tax gross-ups relate to employment agreements that Arbor had in place with 22 senior executives. Employee severance and benefits and employee outplacement costs relate to 236 employees that were located in Arbor's Troy, Michigan corporate headquarters, including the 22 senior executives that were covered by employment agreements.

Exit Costs ~ In conjunction with the merger transaction, management made the decision to close Arbor's Troy, Michigan corporate headquarters and 55 Arbor store locations. As a result, the following exit plan was executed:

1. Arbor's Troy, Michigan corporate headquarters would be closed as soon as possible after the merger. Management anticipated that this facility would be closed by no later than December 31, 1998. Since this location was a leased facility, management returned the premises to the landlord at the conclusion of the current lease term, which extended through 1999. This facility was closed in December 1998.

2. Arbor's Troy, Michigan corporate headquarters employees would be terminated as soon as possible after the merger. Management anticipated that these employees would be terminated by no later than December 31, 1998. However, significant headcount reductions were planned and occurred throughout the transition period. As of December 31, 1998, all of the employees had been terminated.

3. The 55 Arbor store locations discussed above would be closed as soon as practical after the merger. At the time the exit plan was executed, management anticipated that these locations would be closed by no later than December 31, 1999. Since these locations were leased facilities, management planned to either return the premises to the respective landlords at the conclusion of the current lease term or negotiate an early termination of the contractual obligations. The Company did not immediately initiate the Arbor store closing process because the Revco store closing process (discussed below) was continuing to consume its store closing resources. To date, 41 of these locations have been closed or are in the process of being closed. Estimated store closing dates could be affected by the timing of new store openings, the availability of real estate in the Arbor markets and the availability of store closing resources.

Noncancelable lease obligations included $40.0 million for the estimated continuing lease obligations of the 55 Arbor store locations discussed above. As required by EITF Issue 88-10, "Costs Associated with Lease Modification or Termination", the estimated continuing lease obligations were reduced by estimated probable sublease rental income.

Duplicate facility included the estimated costs associated with Arbor's Troy, Michigan corporate headquarters during the shutdown period. This facility was considered to be a duplicate facility that was not required by the combined company. Immediately after the merger transaction, the Company assumed all decision-making responsibility for Arbor and Arbor's corporate employees. The combined company did not retain these employees since they were incremental to their CVS counterparts. During the shutdown period, these employees primarily worked on shutdown activities. The

$16.5 million charge included $1.8 million for the estimated cost of payroll and benefits that would be incurred in connection with complying with the Federal Worker Adjustment and Retraining Act (the "WARN Act"), $6.6 million for the estimated cost of payroll and benefits that would be incurred in connection with shutdown activities, $1.5 million for the estimated cost of temporary labor that would be incurred in connection with shutdown activities and $6.6 million for the estimated occupancy-related costs that would be incurred in connection with closing the duplicate corporate headquarters facility.

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

Contract cancellation costs included $4.8 million for estimated termination fees and/or penalties associated with terminating various contracts that Arbor had in place prior to the merger, which would not be used by the combined company.

Other costs included $1.3 million for the estimated write-off of Arbor's Point-of-Sale software and $1.4 million for travel and related expenses that would be incurred in connection with closing Arbor's corporate headquarters and store facilities.

The above costs did not provide future benefit to the retained stores or corporate facilities.

Following is a reconciliation of the beginning and ending liability balances as of the respective balance sheet dates:

----------------------------------------------------------------------------------------------------------------------------
                           Merger      Employee     Noncancel-                             Contract
                        Transaction  Severance &    able Lease    Duplicate    Asset     Cancellation
In millions                Costs     Benefits(1)  Obligations(2)  Facility   Write-Offs      Costs        Other      Total
----------------------------------------------------------------------------------------------------------------------------
CVS/Arbor Charge         $   15.0     $   27.1       $   40.0      $   16.5    $   41.2    $    4.8     $    2.7   $  147.3
Utilization - Cash          (15.9)       (13.8)            --         (15.1)        --         (1.2)        (3.4)     (49.4)
Utilization - Non-cash         --           --             --            --       (41.2)         --           --      (41.2)
Transfer(3)                   0.9           --             --          (1.4)        --         (0.2)         0.7         --
----------------------------------------------------------------------------------------------------------------------------
Balance at 12/26/98            --         13.3           40.0            --         --          3.4           --       56.7
Utilization - Cash             --         (3.0)          (2.7)           --         --           --           --       (5.7)
----------------------------------------------------------------------------------------------------------------------------
Balance at 01/1/00(4)    $     --     $   10.3       $   37.3      $     --    $    --     $    3.4     $     --   $   51.0
----------------------------------------------------------------------------------------------------------------------------

(1) Employee severance extends through 2000. Employee benefits extend for a number of years to coincide with the payment of excess parachute payment excise taxes and related income tax gross-ups.

(2)  Noncancelable lease obligations extend through 2020.

(3) The transfers between the components of the plan were recorded in the same period that the changes in estimates were determined. These amounts are considered to be immaterial.

(4) The Company believes that the reserve balances as of January 1, 2000 are adequate to cover the remaining liabilities associated with the CVS/Arbor Charge.

CVS/REVCO CHARGE
In accordance with APB Opinion No. 16, EITF Issue 94-3 and SFAS No. 121, CVS recorded a $337.1 million charge to operating expenses during the second quarter of 1997 for direct and other merger-related costs pertaining to the CVS/Revco merger transaction and certain restructuring activities (the "CVS/Revco Charge"). The Company also recorded a $75 million charge to cost of goods sold during the second quarter of 1997 to reflect markdowns on noncompatible Revco merchandise.

Following is a summary of the significant components of the CVS/Revco Charge:

---------------------------------------------------------------------------------------------------------------------
 In millions
---------------------------------------------------------------------------------------------------------------------
 Merger transaction costs                                                                                     $  35.0
 Restructuring costs:
   Employee severance and benefits                                                                               89.8
   Exit Costs:
    Noncancelable lease obligations                                                                              67.0
    Duplicate facility                                                                                           50.2
    Asset write-offs                                                                                             82.2
    Contract cancellation costs                                                                                   7.4
    Other                                                                                                         5.5
---------------------------------------------------------------------------------------------------------------------
 Total                                                                                                        $ 337.1
---------------------------------------------------------------------------------------------------------------------

Merger transaction costs included $22.0 million for estimated investment banker fees, $10.0 million for estimated professional fees, and $3.0 million for estimated filing fees, printing costs and other costs associated with furnishing information to shareholders.

Employee severance and benefits included $17.0 million for estimated excess parachute payment excise taxes and related income tax gross-ups, $53.7 million for estimated employee severance, $18.0 million for estimated incremental retirement benefits and $1.1 million for estimated employee outplacement costs. The excess parachute payment excise taxes and related income tax gross-ups relate to employment agreements that Revco had in place with 26 senior executives. Employee severance and benefits and employee outplacement costs relate to 1,195 employees that were located in Revco's Twinsburg, Ohio corporate headquarters, including the 26 senior executives that were covered by employment agreements. The incremental retirement benefits (i.e., enhanced SERP benefits) also resulted from the change in control.

Exit Costs ~ In conjunction with the merger transaction, management made the decision to close Revco's Twinsburg, Ohio corporate headquarters and 223 Revco store locations. As a result, the following exit plan was executed:

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

3. The 223 Revco store locations discussed above would be closed as soon as practical after the merger. At the time the exit plan was executed, management anticipated that these stores would be closed by no later than December 31, 1998. Since these facilities were leased facilities, management planned to either return the premises to the respective landlords at the conclusion of the current lease term and/or negotiate an early termination of the contractual obligations. As of December 31, 1998, all of these locations have been closed.

Noncancelable lease obligations included $67.0 million for the estimated continuing lease obligations of the 223 Revco store locations discussed above. As required by EITF 88-10, the estimated continuing lease obligations were reduced by estimated probable sublease rental income.

Duplicate facility included the estimated costs associated with Revco's Twinsburg, Ohio corporate headquarters during the shutdown period. This facility was considered to be a duplicate facility that was not required by the combined company. Immediately after the merger transaction, the Company assumed all decision-making responsibility for Revco and Revco's corporate employees. The combined company did not retain these employees since they were incremental to their CVS counterparts. During the shutdown period, these employees primarily worked on shutdown activities. The $50.2 million charge included $10.4 million for the estimated cost of payroll and benefits that would be incurred in connection with complying with the WARN Act, $13.3 million for the estimated cost of payroll and benefits that would be incurred in connection with shutdown activities, $8.5 million for the estimated cost of temporary labor that would be incurred in connection with shutdown activities and $18.0 million for the estimated occupancy-related costs that would be incurred in connection with closing the duplicate corporate headquarters facility.

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

Contract cancellation costs included $7.4 million for estimated termination fees and/or penalties associated with terminating various contracts that Revco had in place prior to the merger, which would not be used by the combined company.

Other costs included $3.5 million for estimated travel and related expenses that would be incurred in connection with closing Revco's corporate headquarters and $2.0 million for other miscellaneous charges associated with closing Revco's corporate headquarters.

The above costs did not provide future benefit to the retained stores or corporate facilities.

Following is a reconciliation of the beginning and ending liability balances as of the respective balance sheet dates:

----------------------------------------------------------------------------------------------------------------------------
                           Merger      Employee     Noncancel-                             Contract
                        Transaction  Severance &    able Lease    Duplicate    Asset     Cancellation
In millions                Costs     Benefits(1)  Obligations(2)  Facility   Write-Offs      Costs        Other      Total
----------------------------------------------------------------------------------------------------------------------------
 CVS/Revco Charge        $   35.0    $   89.8     $   67.0       $   50.2    $   82.2      $    7.4    $    5.5   $  337.1
 Utilization - Cash         (32.1)      (37.4)        (0.9)         (37.6)         --          (5.1)       (5.5)    (118.6)
 Utilization - Non-cash        --          --           --             --       (82.2)           --          --      (82.2)
----------------------------------------------------------------------------------------------------------------------------
 Balance at 12/27/97          2.9        52.4         66.1           12.6          --           2.3          --      136.3
 Utilization - Cash          (0.3)      (40.0)       (17.0)         (11.8)         --          (2.3)       (3.4)     (74.8)
 Transfers(3)                (2.6)         --           --           (0.8)         --            --         3.4         --
----------------------------------------------------------------------------------------------------------------------------
 Balance at 12/26/98           --        12.4         49.1             --          --            --          --       61.5
 Utilization - Cash            --        (3.4)        (9.9)            --          --            --          --      (13.3)
----------------------------------------------------------------------------------------------------------------------------
 Balance at 01/1/00(4)   $     --    $    9.0     $   39.2       $     --     $    --      $     --     $    --    $  48.2
----------------------------------------------------------------------------------------------------------------------------

(1) Employee severance extended through 1999. Employee benefits extend for a number of years to coincide with the payment of retirement benefits and excess parachute payment excise taxes and related income tax gross-ups.

(2)  Noncancelable lease obligations extend through 2017.

(3) The transfers between the components of the plan were recorded in the same period that the changes in estimates were determined. These amounts are considered to be immaterial.

(4) The Company believes that the reserve balances as of January 1, 2000 are adequate to cover the remaining liabilities associated with the CVS/Revco Charge.

BIG B CHARGE
In accordance with EITF Issue 94-3 and SFAS No. 121, the Company recorded a $31.0 million charge to operating expenses during the first quarter of 1997 for certain costs associated with the restructuring of Big B, Inc. (the "Big B Charge"), which the Company acquired in 1996. This charge included accrued liabilities related to store closings and duplicate corporate facilities, such as the cancellation of lease agreements and the write-down of unutilized fixed assets. Asset write-offs included in this charge totaled $5.1 million. The balance of the charge, $25.9 million, will require cash outlays of which $15.9 million and $10.0 million had been incurred as of January 1, 2000 and December 26, 1998, respectively. The remaining cash outlays primarily include noncancelable lease commitments, which extend through 2012. The above costs did not provide future benefit to the retained stores or corporate facilities.

NOTE 4 -- STRATEGIC RESTRUCTURING PROGRAM & DISCONTINUED OPERATIONS

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

During the second quarter of 1997, the Company sold its remaining investment in Linens `n Things and recorded, as a component of discontinued operations, a pre-tax gain of $65.0 million ($38.2 million after-tax). In connection with recording this gain, the Company also recorded, as a component of discontinued operations, a pre-tax charge of $35.0 million ($20.7 million after-tax) during the second quarter of 1997 (the "1997 Charge"). The charge resulted from the Company's decision to retain and close seven Bob's Stores, which were affecting the overall marketability of the Bob's Stores business and the anticipated timing of the sale. As a result of this decision, the Company recorded a liability for the continuing lease obligations associated with these locations. At the time of adopting the plan of disposal, the Company expected to sell the entire Bob's Stores business and believed it was likely that the sale could be consummated within 12 months.

Following is a summary of the beginning and ending liability balances as of the respective balance sheet dates:

-------------------------------------------------------------------------------------------------------------------
                                            Noncancelable Lease     Employee
In millions               Loss on Disposal     Obligations(1)     Severance(2)          Other             Total(3)
-------------------------------------------------------------------------------------------------------------------
Balance at 12/28/96          $ 162.5             $  55.5            $  35.1            $   4.8            $ 257.9
1997 Charge                       --                35.0                 --                 --               35.0
Utilization                   (192.9)              (20.4)             (22.0)              (4.8)            (240.1)
Transfers(4)                    38.8               (32.8)              (6.0)                --                 --
-------------------------------------------------------------------------------------------------------------------
Balance at 12/27/97              8.4                37.3                7.1                 --               52.8
Utilization                     (8.4)               (7.3)              (2.4)                --              (18.1)
-------------------------------------------------------------------------------------------------------------------
Balance at 12/26/98               --                30.0                4.7                 --               34.7
Utilization                       --                (8.0)              (2.9)                --              (10.9)
-------------------------------------------------------------------------------------------------------------------
Balance at 01/01/00(5)       $    --             $  22.0            $   1.8            $    --            $  23.8
-------------------------------------------------------------------------------------------------------------------

(1)  Noncancelable lease obligations extend through 2016.

(2)  Employee severance extends through 2000.

(3) As of January 1, 2000 and December 26, 1998, there were no assets and $23.8 million and $34.7 million of liabilities, respectively, of the discontinued operations reflected in the accompanying consolidated balance sheets.

(4) At the time the decision was made to separate Bob's Stores from CVS, an estimated loss on disposal was recorded in the consolidated statements of operations within discontinued operations. That loss included certain estimates. At the time of the sale, the total loss on disposal remained unchanged. However, the components of the loss differed. The transfers between the components of the plan were made to reflect the nature of the remaining reserve. In conjunction with the sale, the buyer assumed primary responsibility for the continuing lease obligations and retained certain employees that could have otherwise been terminated.

(5) The Company believes that the reserve balances as of January 1, 2000 are adequate to cover the remaining liabilities associated with this program.


NOTE 5 -- BORROWINGS AND CREDIT AGREEMENTS

Following is a summary of the Company's borrowings as of the respective balance sheet dates:

---------------------------------------------------------------------------------------------------------------------
                                                                                     JANUARY 1,         December 26,
In millions                                                                             2000                1998
---------------------------------------------------------------------------------------------------------------------
Commercial paper                                                                     $  451.0            $  736.6
ESOP note payable(1)                                                                    257.0               270.7
Uncommitted lines of credit                                                                --                34.5
5.5% unsecured senior notes                                                             300.0                  --
Mortgage notes payable                                                                   17.3                16.1
Capital lease obligations                                                                 1.5                 3.5
---------------------------------------------------------------------------------------------------------------------
                                                                                      1,026.8             1,061.4
Less:
  Short-term borrowings                                                                (451.0)             (771.1)
  Current portion of long-term debt                                                     (17.3)              (14.6)
---------------------------------------------------------------------------------------------------------------------
                                                                                     $  558.5            $  275.7
---------------------------------------------------------------------------------------------------------------------

(1)  See Note 9 for further information about the Company's ESOP Plan.

The Company's commercial paper program is supported by a $670 million, five-year unsecured revolving credit facility, which expires on May 30, 2002 and a $530 million, 364-day unsecured revolving credit facility, which expires on June 21, 2000 (collectively, the "Credit Facilities"). The Credit Facilities require the Company to pay a quarterly facility fee of 0.07%, regardless of usage. The Company can also obtain up to $35.0 million of short-term financing through various uncommitted lines of credit. The weighted average interest rate for short-term borrowings was 6.2% as of January 1, 2000 and 5.7% as of December 26, 1998.

In February 1999, the Company issued $300 million of 5.5% unsecured senior notes due February 15, 2004. The proceeds from the issuance were used to repay outstanding commercial paper borrowings.

The Credit Facilities and unsecured senior notes contain customary restrictive financial and operating covenants. The covenants do not materially effect the Company's financial or operating flexibility.

During the second quarter of 1997, the Company extinguished $865.7 million of the debt it absorbed as part of the CVS/Revco Merger using cash on hand and commercial paper borrowings. As a result, the Company recorded an extraordinary loss, net of income taxes, of $17.1 million, which consisted of early retirement premiums and the write-off of unamortized deferred financing costs.

At January 1, 2000, the aggregate long-term debt maturing during the next five years is as follows: $17.3 million in 2000, $21.6 million in 2001, $26.5 million in 2002, $32.3 million in 2003, $323.5 million in 2004, $154.6 million in 2005 and thereafter.

NOTE 6 -- LEASES

The Company and its subsidiaries lease retail stores, warehouse facilities, office facilities and equipment under noncancelable operating leases typically over periods ranging from 5 to 20 years, along with options to renew over periods ranging from 5 to 15 years.

Following is a summary of the Company's net rental expense for operating leases for the respective fiscal years:

---------------------------------------------------------------------------------------------------------------------
                                                                                          Fiscal Year
  In millions                                                                  1999            1998           1997
---------------------------------------------------------------------------------------------------------------------
  Minimum rentals                                                            $ 572.4         $ 459.1        $ 409.6
  Contingent rentals                                                            64.8            60.3           60.2
---------------------------------------------------------------------------------------------------------------------
                                                                               637.2           519.4          469.8
  Less: sublease income                                                        (13.2)          (14.0)          (9.5)
---------------------------------------------------------------------------------------------------------------------
                                                                             $ 624.0         $ 505.4        $ 460.3
---------------------------------------------------------------------------------------------------------------------

Following is a summary of the future minimum lease payments under capital and operating leases as of January 1, 2000:

-----------------------------------------------------------------------------------------------------------------------
In millions                                                                         Capital Leases    Operating Leases
-----------------------------------------------------------------------------------------------------------------------
2000                                                                                    $  0.4           $    474.1
2001                                                                                       0.4                441.8
2002                                                                                       0.4                406.0
2003                                                                                       0.4                377.4
2004                                                                                       0.4                347.5
Thereafter                                                                                 1.6              3,159.1
-----------------------------------------------------------------------------------------------------------------------
                                                                                           3.6           $  5,205.9
Less: imputed interest                                                                    (2.1)
-----------------------------------------------------------------------------------------------------------------------
Present value of capital lease obligations                                              $  1.5
-----------------------------------------------------------------------------------------------------------------------

During fiscal 1999, the Company entered into sale-leaseback transactions totaling $229 million as a means of financing a portion of its store development program. The properties were sold at net book value and were typically leased back over periods of 20 years. The resulting leases are being accounted for as operating leases and are included in the above tables.

NOTE 7 -- STOCK INCENTIVE PLANS

As of January 1, 2000, the Company had the following stock incentive plans, which include the pre-merger plans of Arbor and Revco. Effective with the mergers, all outstanding Arbor and Revco stock options were exchanged for options to purchase CVS common stock.

1997 INCENTIVE COMPENSATION PLAN
The 1997 Incentive Compensation Plan (the "1997 ICP"), superceded the 1990 Omnibus Stock Incentive Plan, the 1987 Stock Option Plan and the 1973 Stock Option Plan (collectively, the "Preexisting Plans"). Upon approval of the 1997 ICP, authority to make future grants under the Preexisting Plans was terminated, although previously granted awards remain outstanding in accordance with their terms and the terms of the Preexisting Plans.

As of January 1, 2000, the 1997 ICP provided for the granting of up to 23,382,245 shares of common stock in the form of stock options, stock appreciation rights, restricted shares, deferred shares and performance-based awards to selected officers, employees and directors of the Company. All grants under the 1997 ICP are awarded at fair market value on the date of grant. The right to exercise or receive these awards generally commences between one and five years from the date of the grant and expires not more than ten years after the date of the grant, provided that the holder continues to be employed by the Company. As of January 1, 2000, there were 17,915,519 shares available for future grants under the 1997 ICP.

Restricted shares issued under the 1997 ICP may not exceed 3.6 million shares. In fiscal 1999, 1998 and 1997, 14,402, 155,400 and 44,610 shares of restricted stock were granted at a weighted average grant date fair value of $50.88, $37.80 and $23.02, respectively. Participants are entitled to vote and receive dividends on their restricted shares, although they are subject to certain transfer restrictions. Compensation costs, which are recognized over the restricted period, totaled $2.3 million in 1999, $3.1 million in 1998 and $3.5 million in 1997.

THE 1996 DIRECTORS STOCK PLAN
The 1996 Directors Stock Plan (the "1996 DSP"), provides for the granting of up to 346,460 shares of common stock to the Company's nonemployee directors (the "Eligible Directors"). The 1996 DSP allows the Eligible Directors to elect to receive shares of common stock in lieu of cash compensation. Eligible Directors may also elect to defer compensation payable in common stock until their service as a director concludes. The 1996 DSP replaced the Company's 1989 Directors Stock Option Plan. As of January 1, 2000, there were 247,071 shares available for future grant under the 1996 DSP.

Following is a summary of the fixed stock option activity for the respective fiscal years:

------------------------------------------------------------------------------------------------------------------------
                                            1999                         1998                         1997
                                    -----------------------       -------------------------    -------------------------
                                                WEIGHTED                        Weighted                     Weighted
                                                AVERAGE                         Average                      Average
                                    SHARES   EXERCISE PRICE       Shares     Exercise Price    Shares     Exercise Price
------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year  11,982,122    $   23.31       16,070,146     $ 16.95       23,569,930      $  13.96
Granted                            2,175,342        48.02        3,119,410       37.16        3,695,530         23.62
Exercised                           (927,080)       18.87       (7,137,027)      15.01      (10,756,726)        12.99
Canceled                            (265,784)       37.65          (70,407)      26.48         (438,588)        14.48
------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year        12,964,600        27.38       11,982,122       23.31       16,070,146         16.95
------------------------------------------------------------------------------------------------------------------------
Exercisable at end of year         6,065,351    $   17.92        6,127,402     $ 17.16       11,729,688      $  16.11
------------------------------------------------------------------------------------------------------------------------

Following is a summary of the fixed stock options outstanding and exercisable as of January 1, 2000:

------------------------------------------------------------------------------------------------------------------------
                                          Options Outstanding                               Options Exercisable
                         -----------------------------------------------------       ----------------------------------
 Range of                   Number         Weighted Average   Weighted Average          Number         Weighted Average
 Exercise Prices         Outstanding        Remaining Life     Exercise Price        Exercisable        Exercise Price
------------------------------------------------------------------------------------------------------------------------
 Under $15                  516,927              5.3              $ 11.43               496,038            $ 11.83
 $15.01 to $20.00         4,934,909              4.9                16.72             4,607,689              16.72
  20.01 to  25.00         2,357,420              6.4                22.81               652,241              22.27
  25.01 to  40.00         3,110,464              8.0                36.71               297,019              36.24
  40.01 to  51.38         2,044,880              9.3                48.19                12,364              42.65
------------------------------------------------------------------------------------------------------------------------
 Total                   12,964,600              6.6              $ 27.38             6,065,351            $ 17.92
------------------------------------------------------------------------------------------------------------------------

The Company applies APB Opinion No. 25 to account for its stock incentive plans. Accordingly, no compensation cost has been recognized for stock options granted. Had compensation cost been recognized based on the fair value of stock options granted consistent with SFAS No. 123, net earnings and net earnings per common share ("EPS") would approximate the pro forma amounts shown below:

------------------------------------------------------------------------------------------------------------------------
                                                                                            Fiscal Year
In millions, except per share amounts                                              1999          1998          1997
------------------------------------------------------------------------------------------------------------------------
Net earnings:
  As reported                                                                    $ 635.1       $ 384.5       $  88.8
  Pro forma                                                                        614.7         359.0          70.6
------------------------------------------------------------------------------------------------------------------------
Basic EPS:
  As reported                                                                    $  1.59       $  0.96       $  0.20
  Pro forma                                                                         1.53          0.89          0.15
------------------------------------------------------------------------------------------------------------------------
Diluted EPS:
  As reported                                                                    $  1.55       $  0.95       $  0.19
  Pro forma                                                                         1.50          0.88          0.15
------------------------------------------------------------------------------------------------------------------------

The fair value of each stock option grant was estimated using the Black-Scholes Option Pricing Model with the following assumptions:

----------------------------------------------------------------------------------------------------------------------
                                                                                            Fiscal Year
                                                                                   1999          1998          1997
----------------------------------------------------------------------------------------------------------------------
Dividend yield                                                                     0.58%         0.40%         0.70%
Expected volatility                                                               25.86%        22.49%        22.77%
Risk-free interest rate                                                            6.50%         5.75%         5.50%
Expected life                                                                       6.0           7.0           5.5
----------------------------------------------------------------------------------------------------------------------

1999 EMPLOYEE STOCK PURCHASE PLAN
The 1999 Employee Stock Purchase Plan provides for the granting of up to 7,400,000 shares of common stock. The plan, which covers substantially all employees, gives employees the option to purchase common stock at the end of each six month offering period, at a purchase price equal to 85% of the lower of the fair market value on the first day or the last day of the offering period.

Employees pay for the shares ratably over each offering period through payroll deductions. During 1999, options for 210,833 shares were exercised at an average price of $33.42.

NOTE 8 -- PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors a noncontributory defined benefit pension plan that covers certain full-time employees of Revco who are not covered by collective bargaining agreements. On September 20, 1997, the Company suspended future benefit accruals under this plan. As a result of the plan's suspension, the Company realized a $6.0 million curtailment gain in 1997. Benefits paid to retirees are based upon age at retirement, years of credited service and average compensation during the five year period ending September 20, 1997. The plan is funded based on actuarial calculations and applicable federal regulations.

Pursuant to various labor agreements, the Company is also required to make contributions to certain union-administered pension and health and welfare plans that totaled $8.4 million, $7.5 million and $7.6 million in fiscal 1999, 1998 and 1997, respectively. The Company may be liable for its share of the plans' unfunded liabilities if the plans are terminated. The Company also has nonqualified supplemental executive retirement plans in place for certain key employees for whom it has purchased cost recovery variable life insurance.

DEFINED CONTRIBUTION PLANS
The Company sponsors a Profit Sharing Plan and a voluntary 401(k) Savings Plan that covers substantially all employees who meet plan eligibility requirements. The Company makes matching contributions consistent with the provisions of the plan. The Company also maintains a non-qualified, unfunded Deferred Compensation Plan for certain key employees. This plan provides participants the opportunity to defer portions of their compensation and receive matching contributions that they would have otherwise received under the 401(k) Savings Plan if not for certain restrictions and limitations under the Internal Revenue Code. The Company's contributions under the above defined contribution plans totaled $17.0 million, $26.4 million and $24.1 million in fiscal 1999, 1998 and 1997, respectively. The Company also sponsors an Employee Stock Ownership Plan. See
Note 9 for further information about this plan.

OTHER POSTRETIREMENT BENEFITS
The Company provides postretirement healthcare and life insurance benefits to retirees who meet eligibility requirements. The Company's funding policy is generally to pay covered expenses as they are incurred.

Following is a reconciliation of the benefit obligation, fair value of plan assets and funded status of the Company's defined benefit and other postretirement benefit plans as of the respective balance sheet dates:

-----------------------------------------------------------------------------------------------------------------------
                                                      Defined Benefit Plans            Other Postretirement Benefits
                                                           Fiscal Year                          Fiscal Year
In millions                                          1999             1998                1999             1998
-----------------------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION:
  Benefit obligation at beginning of year            $  297.6         $  253.3            $   14.0         $   14.4
  Service cost                                            0.7              0.5                  --               --
  Interest cost                                          19.8             19.5                 0.9              1.0
  Actuarial (gain) loss                                 (40.3)            49.3                 1.1              0.5
  Benefits paid                                         (23.0)           (25.0)               (2.0)            (1.9)
-----------------------------------------------------------------------------------------------------------------------
  Benefit obligation at end of year                  $  254.8         $  297.6            $   14.0         $   14.0
-----------------------------------------------------------------------------------------------------------------------
CHANGE IN PLAN ASSETS:
  Fair value at beginning of year                    $  223.1         $  201.5            $     --         $     --
  Actual return on plan assets                           37.3             28.4                  --               --
  Company contributions                                  11.4             18.2                 2.0              1.9
  Benefits paid                                         (23.0)           (25.0)               (2.0)            (1.9)
-----------------------------------------------------------------------------------------------------------------------
  Fair value at end of year(1)                       $  248.8         $  223.1            $     --         $     --
-----------------------------------------------------------------------------------------------------------------------
FUNDED STATUS:
  Funded status                                      $   (6.0)        $  (74.5)           $  (14.0)        $  (14.0)
  Unrecognized prior service cost                         1.1              1.3                (0.9)            (1.0)
  Unrecognized net (gain) loss                          (60.6)             1.6                 0.8             (0.3)
-----------------------------------------------------------------------------------------------------------------------
  Accrued pension costs                              $  (65.5)        $  (71.6)           $  (14.1)        $  (15.3)
-----------------------------------------------------------------------------------------------------------------------

(1) Plan assets consist primarily of mutual funds, common stock and insurance contracts.

Following is a summary of the net periodic pension cost for the defined benefit and other postretirement benefit plans for the respective fiscal years:

-----------------------------------------------------------------------------------------------------------------------
                                              Defined Benefit Plans                  Other Postretirement Benefits
 In millions                            1999          1998          1997           1999          1998          1997
-----------------------------------------------------------------------------------------------------------------------
 Service cost(1)                       $   0.7      $   0.5       $   7.6         $    --      $    --       $    --
 Interest cost on benefit obligation      19.8         19.5          19.2             0.9          1.0           1.0
 Expected return on plan assets          (16.6)       (16.4)        (14.9)             --           --            --
 Amortization of net loss (gain)           1.3          1.2           0.3              --         (0.2)           --
 Amortization of prior service cost        0.1          0.1           0.3            (0.1)        (0.1)         (0.3)
 Curtailment gain                           --           --          (6.0)             --           --            --
-----------------------------------------------------------------------------------------------------------------------
 Net periodic pension cost             $   5.3      $   4.9       $   6.5         $   0.8      $   0.7       $   0.7
-----------------------------------------------------------------------------------------------------------------------
 WEIGHTED AVERAGE ASSUMPTIONS:
   Discount rate                          8.00%        6.75%         7.25%           7.75%        6.75%         7.25%
   Expected return on plan assets         9.00%        9.00%         9.00%             --           --            --
   Rate of compensation increase          4.00%        4.50%         4.50%             --           --            --
-----------------------------------------------------------------------------------------------------------------------

(1) The decrease in total service cost is primarily due to the suspension of future benefit accruals under the Revco pension plan during 1997.

For measurement purposes, future healthcare costs are assumed to increase at an annual rate of 9.0%, decreasing to an annual growth rate of 5.0% in 2004 and thereafter. A one percent change in the assumed health care cost trend rate would change the accumulated postretirement benefit obligation by $0.9 million and the total service and interest costs by $0.1 million.

NOTE 9 -- EMPLOYEE STOCK OWNERSHIP PLAN

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

Each share of ESOP Preference Stock has a guaranteed minimum liquidation value of $53.45, is convertible into 2.314 shares of common stock and is entitled to receive an annual dividend of $3.90 per share. The ESOP Trust uses the dividends received and contributions from the Company to repay the ESOP Note. As the ESOP
Note is repaid, ESOP Preference Stock is allocated to participants based on: (i) the ratio of each year's debt service payment to total current and future debt service payments multiplied by (ii) the number of unallocated shares of ESOP Preference Stock in the plan. As of January 1, 2000, 5.2 million shares of ESOP Preference Stock were outstanding, of which 1.9 million shares were allocated to participants and the remaining 3.3 million shares were held in the ESOP Trust for future allocations.

Annual ESOP expense recognized is equal to (i) the interest incurred on the ESOP Note plus (ii) the higher of (a) the principal repayments or (b) the cost of the shares allocated, less (iii) the dividends paid. Similarly, the guaranteed ESOP obligation is reduced by the higher of (i) the principal payments or (ii) the cost of shares allocated.

Following is a summary of the ESOP activity as of the respective fiscal years:

----------------------------------------------------------------------------------------------------------------------
                                                                                            Fiscal Year
In millions                                                                       1999          1998          1997
----------------------------------------------------------------------------------------------------------------------
ESOP expense recognized                                                         $  16.6       $  25.8       $  13.8
Dividends paid                                                                     20.1          20.5          20.8
Cash contributions                                                                 16.6          25.8          22.9
Interest payments                                                                  23.1          24.9          26.4
ESOP shares allocated                                                               0.3           0.4           0.4
----------------------------------------------------------------------------------------------------------------------

NOTE 10 -- INCOME TAXES

The provision for income taxes consisted of the following for the respective fiscal years:

----------------------------------------------------------------------------------------------------------------------
                                                                                          Fiscal Year
In millions                                                                   1999            1998           1997
----------------------------------------------------------------------------------------------------------------------
Current:   Federal                                                          $  289.6        $  197.3       $  182.5
           State                                                                68.4            41.4           68.5
----------------------------------------------------------------------------------------------------------------------
                                                                               358.0           238.7          251.0
----------------------------------------------------------------------------------------------------------------------
Deferred:  Federal                                                              72.6            44.1          (75.0)
           State                                                                10.7            23.7          (26.8)
----------------------------------------------------------------------------------------------------------------------
                                                                                83.3            67.8         (101.8)
----------------------------------------------------------------------------------------------------------------------
Total                                                                       $  441.3        $  306.5       $  149.2
----------------------------------------------------------------------------------------------------------------------

Following is a reconciliation of the statutory income tax rate to the Company's effective tax rate for the respective fiscal years:

----------------------------------------------------------------------------------------------------------------------
                                                                                             Fiscal Year
                                                                                   1999          1998          1997
----------------------------------------------------------------------------------------------------------------------
Statutory income tax rate                                                          35.0%         35.0%         35.0%
State income taxes, net of federal tax benefit                                      4.8           5.8           6.6
Goodwill and other                                                                  1.2           1.2           1.4
----------------------------------------------------------------------------------------------------------------------
Effective tax rate before merger-related costs                                     41.0          42.0          43.0
Merger-related costs (1)                                                             --           2.4          19.8
----------------------------------------------------------------------------------------------------------------------
Effective tax rate                                                                 41.0%         44.4%         62.8%
----------------------------------------------------------------------------------------------------------------------

(1)  Includes state tax effect.

Following is a summary of the significant components of the Company's deferred tax assets and liabilities as of the respective balance sheet dates:

----------------------------------------------------------------------------------------------------------------------
                                                                                        JANUARY 1,        December 26,
In millions                                                                                2000              1998
----------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
 Employee benefits                                                                      $   56.7           $   84.5
 Other                                                                                     135.1              185.5
----------------------------------------------------------------------------------------------------------------------
Total deferred tax assets                                                                  191.8              270.0
----------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
 Accelerated depreciation                                                                  (68.9)             (44.0)
 Inventory                                                                                 (10.7)              (1.6)
----------------------------------------------------------------------------------------------------------------------
Total deferred tax liabilities                                                             (79.6)             (45.6)
----------------------------------------------------------------------------------------------------------------------
Net deferred tax assets                                                                 $  112.2           $  224.4
----------------------------------------------------------------------------------------------------------------------

Income taxes paid were $354.5 million, $102.6 million and $258.9 million for fiscal 1999, 1998 and 1997, respectively.

Based on historical pre-tax earnings, the Company believes it is more likely than not that the deferred tax assets will be realized.

NOTE 11 -- SUPPLEMENTAL INFORMATION

Following are the components of property and equipment included in the consolidated balance sheets as of the respective balance sheet dates:

---------------------------------------------------------------------------------------------------------------------
                                                                                       JANUARY 1,         December 26,
In millions                                                                              2000                1998
---------------------------------------------------------------------------------------------------------------------
Land                                                                                   $    89.6          $    91.0
Buildings and improvements                                                                 467.8              296.8
Fixtures and equipment                                                                   1,326.5            1,171.8
Leasehold improvements                                                                     518.5              477.4
Capital leases                                                                               2.2                2.8
---------------------------------------------------------------------------------------------------------------------
                                                                                         2,404.6            2,039.8
Accumulated depreciation and amortization                                                 (803.6)            (688.6)
---------------------------------------------------------------------------------------------------------------------
                                                                                       $ 1,601.0          $ 1,351.2
---------------------------------------------------------------------------------------------------------------------

Following is a summary of the Company's noncash financing activities for the respective fiscal years:

---------------------------------------------------------------------------------------------------------------------
In millions                                                                            1999        1998        1997
---------------------------------------------------------------------------------------------------------------------
Fair value of assets acquired                                                       $   --       $   62.2    $     --
Cash paid                                                                               --           62.2          --
---------------------------------------------------------------------------------------------------------------------
Liabilities assumed                                                                 $   --       $     --    $     --
---------------------------------------------------------------------------------------------------------------------
Equity securities or notes received from sale of business                           $   --       $     --    $   52.0
---------------------------------------------------------------------------------------------------------------------

Interest expense was $66.1 million, $69.7 million and $59.1 million and interest income was $7.0 million, $8.8 million and $15.0 million in fiscal 1999, 1998 and 1997, respectively. Interest paid totaled $69.0 million, $70.7 million and $58.4 million in fiscal 1999, 1998 and 1997, respectively.

NOTE 12 -- COMMITMENTS & CONTINGENCIES

In connection with certain business dispositions completed between 1991 and 1997, the Company continues to guarantee lease obligations for approximately 1,400 former stores. The Company is indemnified for these obligations by the respective purchasers. Assuming that each respective purchaser became insolvent, an event which the Company believes to be highly unlikely, management estimates that it could settle these obligations for approximately $1.0 billion as of January 1, 2000.

In the opinion of management, the ultimate disposition of these guarantees will not have a material adverse effect on the Company's consolidated financial condition, results of operations or future cash flows.

As of January 1, 2000, the Company had outstanding commitments to purchase $283.8 million of merchandise inventory for use in the normal course of business. The Company currently expects to satisfy these purchase commitments by 2002.

The Company is also a defendant in various lawsuits arising in the ordinary course of business. In the opinion of management and the Company's outside counsel, the ultimate disposition of these lawsuits, exclusive of potential insurance recoveries, will not have a material adverse effect on the Company's consolidated financial condition, results of operations or future cash flows.

NOTE 13 -- BUSINESS SEGMENTS

The Company currently operates four business segments: Retail Pharmacy, Pharmacy Benefit Management ("PBM"), Specialty Pharmacy and Internet Pharmacy. The Company's business segments are operating units that offer different products and services, and require distinct technology and marketing strategies.

The Retail Pharmacy segment, which includes 4,086 retail drugstores located in 24 states and the District of Columbia, operates under the CVS/pharmacy name. The Retail Pharmacy segment is the Company's only reportable segment.

The PBM segment provides a full range of prescription benefit management services to managed care and other organizations. These services include plan design and administration, formulary management, mail order pharmacy services, claims processing and generic substitution. The PBM segment operates under the PharmaCare Management Services name.

The Specialty Pharmacy segment, which includes a mail order facility and 12 retail pharmacies located in 9 states and the District of Columbia, operates under the CVS ProCare name. The Specialty Pharmacy segment focuses on supporting individuals that require complex and expensive drug therapies.

The Internet Pharmacy segment, which includes a mail order facility and a complete online retail pharmacy, operates under the CVS.com name.

The accounting policies of the segments are substantially the same as those described in Note 1. The Company evaluates segment performance based on operating profit before the effect of nonrecurring charges and gains and intersegment profits.

Following is a reconciliation of the significant components of the Retail Pharmacy segment's net sales for the respective fiscal years.

---------------------------------------------------------------------------------------------------------------------
                                                                              1999            1998           1997
---------------------------------------------------------------------------------------------------------------------
Pharmacy                                                                      58.7%           57.6%          54.7%
Front store                                                                   41.3            42.4           45.3
---------------------------------------------------------------------------------------------------------------------
Total net sales                                                              100.0%          100.0%         100.0%
---------------------------------------------------------------------------------------------------------------------

Following is a reconciliation of the Company's business segments to the consolidated financial statements:

-----------------------------------------------------------------------------------------------------------------------
                                       Retail Pharmacy     All Other     Intersegment          Other       Consolidated
In millions                                Segment         Segments     Eliminations(1)    Adjustments(2)     Totals
-----------------------------------------------------------------------------------------------------------------------
1999:
  Net sales                              $17,625.7          $888.4          $(415.8)         $    --       $18,098.3
  Operating profit                         1,120.4            15.1               --               --         1,135.5
  Depreciation and amortization              274.6             3.3               --               --           277.9
  Total assets                             7,146.1           173.4            (44.1)              --         7,275.4
  Capital expenditures                       477.1            16.4               --               --           493.5
-----------------------------------------------------------------------------------------------------------------------
1998:
  Net sales                              $15,081.1          $488.4          $(295.9)         $    --       $15,273.6
  Operating profit                           927.8            12.7               --           (188.6)          751.9
  Depreciation and amortization              248.6             1.1               --               --           249.7
  Total assets                             6,602.1           119.6            (35.5)              --         6,686.2
  Capital expenditures                       498.0             4.3               --               --           502.3
-----------------------------------------------------------------------------------------------------------------------
1997:
  Net sales                              $13,649.4          $320.7          $(220.5)         $    --       $13,749.6
  Operating profit                           771.2             7.9               --           (497.4)          281.7
  Depreciation and amortization              237.8             0.4               --               --           238.2
  Total assets                             5,878.9            60.6            (19.0)              --         5,920.5
  Capital expenditures                       339.6             2.0               --               --           341.6
-----------------------------------------------------------------------------------------------------------------------

(1) Intersegment eliminations relate to intersegment sales and accounts receivables that occur when a Pharmacy Benefit Management segment customer uses a Retail Pharmacy segment store to purchase covered merchandise. When this occurs, both segments record the sale on a stand-alone basis.

(2) Other adjustments relate to the merger, restructuring and other nonrecurring charges. These charges are not considered when management assesses the stand-alone performance of the Company's business segments.

NOTE 14 -- RECONCILIATION OF EARNINGS PER COMMON SHARE

Following is a reconciliation of basic and diluted earnings per common share for the respective fiscal years:

----------------------------------------------------------------------------------------------------------------------
                                                                                         Fiscal Year
In millions, except per share amounts                                       1999            1998             1997
----------------------------------------------------------------------------------------------------------------------
NUMERATOR FOR EARNINGS PER COMMON SHARE CALCULATION:
 Earnings from continuing operations before extraordinary item            $   635.1        $   384.5       $    88.4
 Preference dividends, net of tax benefit                                     (14.7)           (13.6)          (13.7)
----------------------------------------------------------------------------------------------------------------------
 Earnings from continuing operations available to common
   shareholders, basic                                                    $   620.4        $   370.9       $    74.7
----------------------------------------------------------------------------------------------------------------------
 Earnings from discontinued operations                                           --               --            17.5
 Extraordinary loss                                                              --               --           (17.1)
----------------------------------------------------------------------------------------------------------------------
 Net earnings available to common shareholders, basic                     $   620.4        $   370.9       $    75.1
----------------------------------------------------------------------------------------------------------------------
 Earnings from continuing operations before extraordinary item            $   635.1        $   384.5       $    88.4
 Effect of dilutive securities:
   Preference dividends, net of tax benefit                                      --               --           (13.7)
   Dilutive earnings adjustments                                                 --             (0.8)             --
----------------------------------------------------------------------------------------------------------------------
 Earnings from continuing operations available to common
   shareholders, diluted                                                  $   635.1        $   383.7       $    74.7
----------------------------------------------------------------------------------------------------------------------
 Earnings from discontinued operations                                           --               --            17.5
 Extraordinary loss                                                              --               --           (17.1)
----------------------------------------------------------------------------------------------------------------------
 Net earnings available to common shareholders, diluted                   $   635.1        $   383.7       $    75.1
----------------------------------------------------------------------------------------------------------------------
DENOMINATOR FOR EARNINGS PER COMMON SHARE CALCULATION:
 Weighted average common shares, basic                                        391.3            387.1           377.2
 Effect of dilutive securities:
   Preference stock                                                            10.7             10.5              --
   Stock options                                                                6.9              7.6             7.9
----------------------------------------------------------------------------------------------------------------------
 Weighted average common shares, diluted                                      408.9            405.2           385.1
----------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER COMMON SHARE:
 Earnings from continuing operations before extraordinary item            $    1.59        $    0.96       $    0.20
 Earnings from discontinued operations                                           --               --            0.05
 Extraordinary item, net of tax benefit                                          --               --           (0.05)
----------------------------------------------------------------------------------------------------------------------
 Net earnings                                                             $    1.59        $    0.96       $    0.20
----------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER COMMON SHARE:
 Earnings from continuing operations before extraordinary item            $    1.55        $    0.95       $    0.19
 Earnings from discontinued operations                                           --               --            0.05
 Extraordinary item, net of tax benefit                                          --               --           (0.05)
----------------------------------------------------------------------------------------------------------------------
 Net earnings                                                             $    1.55        $    0.95       $    0.19
----------------------------------------------------------------------------------------------------------------------

NOTE 15 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Following is a summary of the unaudited quarterly results of operations and common stock prices for the respective fiscal quarters:

------------------------------------------------------------------------------------------------------------------------------
Dollars in millions, except per share amounts       First Quarter Second Quarter  Third Quarter   Fourth Quarter   Fiscal Year
------------------------------------------------------------------------------------------------------------------------------
FISCAL 1999:
  Net sales                                         $ 4,240.5      $ 4,362.4       $ 4,311.8      $ 5,183.6       $18,098.3
  Gross margin                                        1,169.4        1,190.4         1,141.1        1,360.5         4,861.4
  Operating profit                                      293.2          290.2           219.7          332.4         1,135.5
  Net earnings                                          164.6          162.6           121.6          186.3           635.1
------------------------------------------------------------------------------------------------------------------------------
  Net earnings per common share, basic                   0.41           0.41            0.30           0.47            1.59
  Net earnings per common share, diluted                 0.40           0.40            0.30           0.46            1.55
------------------------------------------------------------------------------------------------------------------------------
  Dividends per common share                           0.0575         0.0575          0.0575         0.0575          0.2300
------------------------------------------------------------------------------------------------------------------------------
  Stock price: (New York Stock Exchange)
    High                                                56.44          52.06           53.00          45.75           56.44
    Low                                                 45.50          40.50           37.75          30.31           30.31
------------------------------------------------------------------------------------------------------------------------------
Registered shareholders at year-end                                                                                  11,200
------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
Fiscal 1998:
  Net sales                                         $ 3,601.5      $ 3,755.9       $ 3,725.1        4,191.1       $15,273.6
  Gross margin                                        1,006.9        1,020.5           995.3        1,106.5         4,129.2
  Operating profit                                      233.8           71.9           181.1          265.1           751.9
  Net earnings                                          129.0           14.6            96.2          144.7           384.5
------------------------------------------------------------------------------------------------------------------------------
  Net earnings per common share, basic                   0.33           0.03            0.24           0.36            0.96
  Net earnings per common share, diluted                 0.32           0.03            0.23           0.36            0.95
------------------------------------------------------------------------------------------------------------------------------
  Dividends per common share                           0.0550         0.0550          0.0575         0.0575          0.2250
------------------------------------------------------------------------------------------------------------------------------
  Stock price: (New York Stock Exchange)
    High                                                37.44          39.63           46.50          55.69           55.69
    Low                                                 31.06          33.38           36.38          42.06           31.06
------------------------------------------------------------------------------------------------------------------------------
Registered shareholders at year-end                                                                                  10,500
------------------------------------------------------------------------------------------------------------------------------


ITEM 9. -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No events have occurred which would require disclosure under this Item.

                                    PART III

ITEM 10. -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item, with the exception of the information relating to our executive officers, which is presented in Part I of this report under "Executive Officers of the Registrant," appears in our Proxy Statement for the 2000 Annual Meeting of Stockholders on pages 4 through 6 and page 23 under the captions Item 1: "Biographies of our Board Nominees," "Committees of the Board of CVS," and "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated into this report by reference.

ITEM 11. -- EXECUTIVE COMPENSATION

The information required by this item appears in our Proxy Statement for the 2000 Annual Meeting of Stockholders on pages 7, 8 and 10 through 20 under the captions Item 1: "Director Compensation," "Compensation Committee Interlocks and Insider Participation," "Compensation Committee Report on Executive Compensation," "Summary Compensation Table," "Stock Options," "Stock Performance Graph" and "Certain Executive Arrangements," and is incorporated into this report by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item appears in our Proxy Statement for the 2000 Annual Meeting of Stockholders on pages 8 and 9 under the captions Item 1:
"Share Ownership of Directors and Certain Executive Officers" and "Share Ownership of Principal Stockholders," and is incorporated into this report by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item appears in our Proxy Statement for the 2000 Annual Meeting of Stockholders on page 21 and 22 under the caption Item 1:
"Transactions with Directors and Officers" and is incorporated into this report by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A.   DOCUMENTS FILED AS PART OF THIS REPORT:

     1.   FINANCIAL STATEMENTS:

     The following financial statements are filled as a part of this Annual Report under "Item 8 -- Financial Statements and Supplementary Data":

       Management's Responsibility for Financial Reporting.............................................................    16
       Independent Auditor's Report....................................................................................    17

       Consolidated Statements of Operations for the fiscal years ended January 1, 2000, December 26, 1998 and
          December 27, 1997............................................................................................    18

       Consolidated Balance Sheets as of January 1, 2000 and December 26, 1998.........................................    19
       Consolidated Statements of Shareholders' Equity for the fiscal years ended January 1, 2000,
          December 26, 1998 and December 27, 1997......................................................................    20
       Consolidated Statements of Cash Flows for the fiscal years ended January 1, 2000,
          December 26, 1998 and December 27, 1997......................................................................    21

       Notes to Consolidated Financial Statements...................................................................... 22-40

     2.   FINANCIAL STATEMENT SCHEDULES

     The following financial statement schedule is filed on page 46 of this report: Schedule II -- Valuation and Qualifying Accounts. All other financial statement schedules are omitted because they are not applicable or the information is included in the financial statements or related notes.

B.   REPORTS ON FORM 8-K

On March 14, 2000, we filed a Current Report on Form 8-K correcting our issued and outstanding common share balance included in the Proxy Statement for the 2000 Annual Meeting of Stockholders

On March 8, 2000, we filed a Current Report on Form 8-K announcing the authorization by the Board of Directors of a common stock repurchase program.

On November 15, 1999, we filed a Current Report on Form 8-K relating to the status of the exchange offer for our 5 1/2% unsecured senior notes and the adjustment of the timing of certain merger-related charges.

C.   EXHIBITS

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

3.2*                    By-laws of the Registrant, as amended and restated [incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998].

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

4.2*                    Indenture, dated as of February 11, 1999, between CVS Corporation and The Bank of New York
                        [incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement No. 333-78253
                        on Form S-4 dated May 11, 1999].

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

EXHIBIT                 DESCRIPTION
-------                 -----------
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

10.11*                  1973 Stock Option Plan [incorporated by reference to Exhibit (10)(iii)(A)(i) to Melville
                        Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1987].

10.12*                  1987 Stock Option Plan [incorporated by reference to Exhibit (10)(iii)(A)(iii) to Melville
                        Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1987].

10.13*                  1989 Directors Stock Option Plan [incorporated by reference to Exhibit B to Melville
                        Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1988].

10.14*                  Melville Corporation Omnibus Stock Incentive Plan [incorporated by reference to Exhibit B to
                        Melville Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and Exhibit A to Melville's definitive Proxy Statement dated March 7, 1995].

10.15*                  Profit Incentive Plan of Melville Corporation [incorporated by reference to Exhibit A to
                        Melville Corporation's definitive Proxy Statement dated March 14, 1994].

10.16*                  Supplemental Retirement Plan for Select Senior Management of Melville Corporation I as
                        amended through July 1995 [incorporated by reference to Exhibit 10(iii)(A)(vii) to Melville's
                        Annual Report on Form 10-K for the fiscal year ended December 31, 1995].

10.17*                  Supplemental Retirement Plan for Select Senior Management of Melville Corporation II as
                        amended through July 1995 [incorporated by reference to Exhibit 10(iii)(A)(viii) to Melville's
                        Annual Report on Form 10-K for the fiscal year ended December 31, 1995].

10.18*                  Income Continuation Policy for Select Senior Executives of Melville Corporation as amended through May 12, 1988 [incorporated by reference to Exhibit 10 (viii) to Melville's Annual
                        Report on Form 10-K for the fiscal year ended December 31, 1994].

EXHIBIT                 DESCRIPTION
-------                 -----------
10.19                   CVS Corporation 1996 Directors Stock Plan, as amended and restated.

10.20*                  Form of Employment Agreements between the Registrant and the Registrant's executive officers
                        [incorporated by reference to the Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996].

10.21*                  Deferred Stock Compensation Plan [incorporated by reference to Exhibit 10(iii)(A)(xi) to the
                        Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997].

10.22*                  1997 Incentive Compensation Plan [incorporated by reference to Annex F to Amendment No. 1 to the Registrant's Registration Statement No. 333-24163 on Form S-4/A filed April 17, 1997].

10.23*                  Deferred Compensation Plan [incorporated by reference to Exhibit 10.1 to the Registrant's
                        Quarterly Report on Form 10-Q for the quarter ended June 27, 1998].

10.24*                  Partnership Equity Program [incorporated by reference to Exhibit 10.2 to the Registrant's
                        Quarterly Report on Form 10-Q for the quarter ended June 27, 1998].

10.25*                  Form of Collateral Assignment and Executive Life Insurance Agreement between Registrant and the
                        Registrant's executive officers [incorporated by reference to Exhibit 10.11(xv) to the
                        Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998].

10.26*                  Consulting Agreement between CVS Corporation and Eugene Applebaum [incorporated by reference to
                        Exhibit 99(d) to Registrant's Registration Statement No. 333-47193 on Form S-4 filed March 2,
                        1998].

10.27                   Description of the Long-Term Performance Share Plan

21                      Subsidiaries of the Registrant

23                      Consent of KPMG LLP

27                      Financial Data Schedule -- January 1, 2000 [Filed electronically with SEC only].

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
CVS Corporation:

Under date of February 7, 2000, we reported on the consolidated balance sheets of CVS Corporation and subsidiaries as of January 1, 2000 and December 26, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the fifty-three week period ended January 1, 2000 and the fifty-two week periods ended December 26, 1998 and December 27, 1997. These consolidated financial statements and our report thereon are included in the January 1, 2000 annual report on Form 10-K of CVS Corporation. In connection with our audits of the aforementioned consolidated financial statements, we also audited the consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
------------
KPMG LLP

Providence, Rhode Island
February 7, 2000

                                 CVS CORPORATION
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

--------------------------------------------------------------------------------------------------------------------------
                                                                   BALANCE AT     ADDITIONS     WRITE-OFFS       BALANCE
                                                                  BEGINNING OF  CHARGED TO BAD  CHARGED TO          AT
In millions                                                          YEAR        DEBT EXPENSE   ALLOWANCE      END OF YEAR
--------------------------------------------------------------------------------------------------------------------------
ACCOUNTS RECEIVABLE -- ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Fiscal Year Ended January 1, 2000                                  $  39.8         $  22.8       $  21.5        $  41.1
--------------------------------------------------------------------------------------------------------------------------

Fiscal Year Ended December 26, 1998                                   39.2            22.4          21.8           39.8
--------------------------------------------------------------------------------------------------------------------------

Fiscal Year Ended December 27, 1997                                   36.9            22.1          19.8           39.2
--------------------------------------------------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CVS CORPORATION

Date:  March 30, 2000                           By: /s/ DAVID B. RICKARD
                                                    ----------------------
                                                    David B. Rickard
                                                    Executive Vice President and
                                                    Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                                        Title(s)                                  Date
              ---------                                        --------                                  ----
         /s/ EUGENE APPLEBAUM                                  Director                             March 30, 2000
         --------------------
           Eugene Applebaum

        /s/ ALLAN J. BLOOSTEIN                                 Director                             March 30, 2000
        ----------------------
          Allan J. Bloostein

         /s/ W. DON CORNWELL                                   Director                             March 30, 2000
         -------------------
           W. Don Cornwell

        /s/ THOMAS P. GERRITY                                  Director                             March 30, 2000
        ---------------------
          Thomas P. Gerrity

       /s/ STANLEY P. GOLDSTEIN                                Director                             March 30, 2000
       ------------------------
         Stanley P. Goldstein

         /s/ MARIAN L. HEARD                                   Director                             March 30, 2000
         -------------------
           Marian L. Heard

         /s/ WILLIAM H. JOYCE                                  Director                             March 30, 2000
         --------------------
           William H. Joyce

       /s/ TERRY R. LAUTENBACH                                 Director                             March 30, 2000
       -----------------------
         Terry R. Lautenbach

         /s/ TERRENCE MURRAY                                   Director                             March 30, 2000
         -------------------
           Terrence Murray

         /s/ DAVID B. RICKARD            Executive Vice President and Chief Financial Officer       March 30, 2000
         --------------------                       (Principal Financial Officer)
           David B. Rickard

        /s/ SHELI Z. ROSENBERG                                 Director                             March 30, 2000
        ----------------------
          Sheli Z. Rosenberg

          /s/ THOMAS M. RYAN              Chairman of the Board and Chief Executive Officer         March 30, 2000
          ------------------                        (Principal Executive Officer)
            Thomas M. Ryan

        /s/ IVAN G. SEIDENBERG                                 Director                             March 30, 2000
        ----------------------
          Ivan G. Seidenberg

         /s/ LARRY D. SOLBERG                       Vice President and Controller                   March 30, 2000
         --------------------                       (Principal Accounting Officer)
           Larry D. Solberg