Form 10-Q
period 2000-04-01
CVS CORP
filed 2000-05-15
CIK 64803

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the Quarterly Period Ended                            Commission File Number
April 1, 2000                                                          001-01011

                                 CVS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

       DELAWARE                                            05-0494040
-----------------------                  ---------------------------------------
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

Yes     X     No ____

     Common Stock, $0.01 par value, issued and outstanding at May 8, 2000:

                               390,182,560 shares

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                                      INDEX


                                                                                          PAGE
PART I

    Item 1.   Financial Statements

              Consolidated Condensed Statements of Operations -
                 13 Weeks Ended April 1, 2000 and March 27, 1999                            3

              Consolidated Condensed Balance Sheets -
                 As of April 1, 2000 and January 1, 2000                                    4

              Consolidated Condensed Statements of Cash Flows -
                 13 Weeks Ended April 1, 2000 and March 27, 1999                            5

              Notes to Consolidated Condensed Financial Statements                          6

              Independent Auditors' Review Report                                          10

    Item 2.   Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                     11

    Item 3.   Quantitative and Qualitative Disclosures About Market Risk                   15


PART II

    Item 6.   Exhibits and Reports on Form 8-K                                             16

    Signature Page                                                                         16



PART I                                                                    ITEM 1

--------------------------------------------------------------------------------

                                 CVS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                             13 WEEKS ENDED
                                                                       APRIL 1,         March 27,
IN MILLIONS, EXCEPT PER SHARE AMOUNTS                                    2000             1999
------------------------------------------------------------------- ---------------- ----------------
Net sales                                                              $  4,739.5        $ 4,240.5
Cost of goods sold, buying and warehousing costs                          3,439.5          3,071.1
------------------------------------------------------------------- ---------------- ----------------
   Gross margin                                                           1,300.0          1,169.4
Selling, general and administrative expenses                                893.3            808.2
Depreciation and amortization                                                71.8             68.0
------------------------------------------------------------------- ---------------- ----------------
   Total operating expenses                                                 965.1            876.2
------------------------------------------------------------------- ---------------- ----------------
Operating profit                                                            334.9            293.2
Interest expense, net                                                        16.1             14.3
------------------------------------------------------------------- ---------------- ----------------
Earnings before income tax provision                                        318.8            278.9
Income tax provision                                                        127.5            114.3
------------------------------------------------------------------- ---------------- ----------------
Net earnings                                                                191.3            164.6
Preference dividends, net of income tax benefit                               3.8              3.6
------------------------------------------------------------------- ---------------- ----------------
Net earnings available to common shareholders                          $    187.5        $   161.0
------------------------------------------------------------------- ---------------- ----------------

BASIC EARNINGS PER COMMON SHARE:
   Net earnings                                                        $     0.48        $    0.41
------------------------------------------------------------------- ---------------- ----------------
   Weighted average basic common shares outstanding                         391.1            390.5
------------------------------------------------------------------- ---------------- ----------------

DILUTED EARNINGS PER COMMON SHARE:
   Net earnings                                                        $     0.47        $    0.40
------------------------------------------------------------------- ---------------- ----------------
   Weighted average diluted common shares outstanding                       407.1            408.2
------------------------------------------------------------------- ---------------- ----------------
DIVIDENDS DECLARED PER COMMON SHARE                                    $   0.0575        $  0.0575
------------------------------------------------------------------- ---------------- ----------------


See accompanying notes to consolidated condensed financial statements.

PART I                                                                    ITEM 1
--------------------------------------------------------------------------------

                                 CVS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                        (UNAUDITED)
                                                                                          APRIL 1,       January 1,
IN MILLIONS, EXCEPT SHARE AMOUNTS                                                           2000           2000
--------------------------------------------------------------------------------------- -------------- --------------
ASSETS:
  Cash and cash equivalents                                                              $    236.6     $    230.0
  Accounts receivable, net                                                                    702.5          699.3
  Inventories                                                                               3,658.3        3,445.5
  Deferred income taxes                                                                       137.9          139.4
  Other current assets                                                                        121.6           93.8
--------------------------------------------------------------------------------------- -------------- --------------
      TOTAL CURRENT ASSETS                                                                  4,856.9        4,608.0

  Property and equipment, net                                                               1,678.9        1,601.0
  Goodwill, net                                                                               738.4          706.9
  Other assets                                                                                416.8          359.5
--------------------------------------------------------------------------------------- -------------- --------------
TOTAL ASSETS                                                                             $  7,691.0     $  7,275.4
--------------------------------------------------------------------------------------- -------------- --------------

LIABILITIES:
  Accounts payable                                                                       $  1,284.1     $  1,454.2
  Accrued expenses                                                                          1,013.2          967.4
  Short-term borrowings                                                                       922.8          451.0
  Current portion of long-term debt                                                            17.3           17.3
--------------------------------------------------------------------------------------- -------------- --------------
      TOTAL CURRENT LIABILITIES                                                             3,237.4        2,889.9

  Long-term debt                                                                              558.2          558.5
  Deferred income taxes                                                                        23.0           27.2
  Other long-term liabilities                                                                 121.5          120.1

SHAREHOLDERS' EQUITY:
  Preference stock, series one ESOP convertible, par value $1.00:
     authorized 50,000,000 shares; issued and outstanding 5,093,000 shares at
     April 1, 2000 and 5,164,000 shares at January 1, 2000                                    272.2          276.0
  Common stock, par value $0.01: authorized 1,000,000,000 shares; issued
     403,396,000 shares at April 1, 2000 and 403,047,000 shares at January 1, 2000              4.0            4.0
  Treasury stock, at cost: 14,156,000 shares at April 1, 2000 and 11,169,000
     shares at January 1, 2000                                                               (360.3)        (258.5)
  Guaranteed ESOP obligation                                                                 (257.0)        (257.0)
  Capital surplus                                                                           1,379.9        1,371.7
  Retained earnings                                                                         2,712.1        2,543.5
--------------------------------------------------------------------------------------- -------------- --------------
      TOTAL SHAREHOLDERS' EQUITY                                                            3,750.9        3,679.7
--------------------------------------------------------------------------------------- -------------- --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $  7,691.0     $  7,275.4
--------------------------------------------------------------------------------------- -------------- --------------



See accompanying notes to consolidated condensed financial statements.

PART I                                                                    ITEM 1
--------------------------------------------------------------------------------
                                 CVS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                          13 WEEKS ENDED
                                                                                    APRIL 1,          March 27,
IN MILLIONS                                                                           2000               1999
------------------------------------------------------------------------------ ------------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                                                       $  191.3            $  164.6
 Adjustments required to reconcile net earnings to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                                                        71.8                68.0
   Deferred income taxes and other non-cash items                                        5.8                 2.7
 Change in assets and liabilities, excluding acquisitions and dispositions:
   Increase in accounts receivable, net                                                 (3.2)              (49.1)
   Increase in inventories                                                            (212.8)              (96.1)
   (Increase) decrease in other current assets                                         (28.5)                7.0
   Increase in other assets                                                            (52.6)              (61.2)
   Decrease in accounts payable                                                       (170.1)              (48.3)
   Increase in accrued expenses                                                         51.3                42.1
   Increase (decrease) in other long-term liabilities                                    1.3               (15.2)
------------------------------------------------------------------------------ ------------------- -----------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                   (145.7)               14.5
------------------------------------------------------------------------------ ------------------- -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                                 (140.5)             (117.8)
  Acquisitions, net of cash                                                            (55.6)               (1.7)
  Proceeds from sale or disposal of assets                                               3.1                25.5
------------------------------------------------------------------------------ ------------------- -----------------
NET CASH USED IN INVESTING ACTIVITIES                                                 (193.0)              (94.0)
------------------------------------------------------------------------------ ------------------- -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Additions to short-term borrowings                                                   471.8              (248.7)
  Proceeds from exercise of stock options                                                1.1                 6.9
  (Reductions in) additions to long-term debt                                           (0.3)              299.8
  Dividends paid                                                                       (22.5)              (22.5)
  Purchase of treasury shares                                                         (104.8)                 --
------------------------------------------------------------------------------ ------------------- -----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                              345.3                35.5
------------------------------------------------------------------------------ ------------------- -----------------

Net increase (decrease) in cash and cash equivalents                                     6.6               (44.0)
Cash and cash equivalents at beginning of period                                       230.0               180.8
------------------------------------------------------------------------------ ------------------- -----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $  236.6            $  136.8
------------------------------------------------------------------------------ ------------------- -----------------


See accompanying notes to consolidated condensed financial statements.

PART I                                                                    ITEM 1
--------------------------------------------------------------------------------
                                 CVS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1

The accompanying consolidated condensed financial statements of CVS Corporation ("CVS" or the "Company") have been prepared without audit, in accordance with the rules and regulations of the Securities and Exchange Commission. In accordance with such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2000.

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

The Retail Pharmacy segment, which includes 4,058 retail drugstores located in 24 states and the District of Columbia, operates under the CVS/pharmacy name. The Retail Pharmacy segment is the Company's only reportable segment.

The PBM segment provides a full range of prescription benefit management services to managed care providers and other organizations. These services include plan design and administration, formulary management, mail order pharmacy services, claims processing and generic substitution. The PBM segment operates under the PharmaCare Management Services name.

The Specialty Pharmacy segment, which includes a mail order facility and 20 retail pharmacies located in 10 states and the District of Columbia, operates under the CVS ProCare name. The Specialty Pharmacy segment focuses on supporting individuals that require complex and expensive drug therapies.

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

Following is a reconciliation of the Company's business segments to the consolidated condensed financial statements as of and for the thirteen weeks ended April 1, 2000 and March 27, 1999:


------------------------------- -------------------- --------------------- -------------------- --------------------
                                  Retail Pharmacy         All Other           Intersegment         Consolidated
IN MILLIONS                           Segment              Segments          Eliminations(1)          Totals
------------------------------- -------------------- --------------------- -------------------- --------------------
 APRIL 1, 2000:
     Net sales                       $  4,585.9           $    249.9            $    (96.3)          $  4,739.5
     Operating profit                     333.9                  1.0                   --                 334.9
 March 27, 1999:
     Net sales                       $  4,148.4           $    193.5            $   (101.4)          $  4,240.5
     Operating profit                     285.0                  8.2                   --                 293.2
------------------------------- -------------------- --------------------- -------------------- --------------------
Total assets:
 APRIL 1, 2000                       $  7,488.0           $    221.7            $    (18.7)          $  7,691.0
 January 1, 2000                        7,146.1                173.4                 (44.1)             7,275.4
------------------------------- -------------------- --------------------- -------------------- --------------------



(1) Intersegment eliminations relate to intersegment sales and accounts receivables that occur when a PBM segment customer uses a Retail segment store to purchase covered merchandise. When this occurs, both segments record the sale on a stand-alone basis.

NOTE 3

Following are the components of net interest expense:


------------------------------------------------------------------------- ------------------------------------------
                                                                                       13 WEEKS ENDED
IN MILLIONS                                                                  APRIL 1, 2000        March 27, 1999
------------------------------------------------------------------------- --------------------- --------------------
Interest expense                                                               $     17.0            $     16.1
Interest income                                                                      (0.9)                 (1.8)
------------------------------------------------------------------------- --------------------- --------------------
    Interest expense, net                                                      $     16.1            $     14.3
------------------------------------------------------------------------- --------------------- --------------------


NOTE 4

Basic earnings per common share is computed by dividing: (i) net earnings, after deducting the after-tax dividends on the ESOP preference Stock, by (ii) the weighted average number of common shares outstanding during the period (the "Basic Shares").

When computing diluted earnings per common share, the Company normally assumes that the ESOP preference stock is converted into common stock and all dilutive stock options are exercised. After the assumed ESOP preference stock conversion, the ESOP Trust would hold common stock rather than ESOP preference stock and would receive common stock dividends (currently $0.23 per share) rather than ESOP preference stock dividends (currently $3.90 per share). Since the ESOP Trust uses the dividends it receives to service its debt, the Company would have to increase its contribution to the ESOP Trust to compensate it for the lower dividends. This additional contribution would reduce the Company's net earnings, which in turn, would reduce the amounts that would have to be accrued under the Company's incentive compensation plans. Diluted earnings per common share is computed by dividing: (i) net earnings, after accounting for the difference between the dividends on the ESOP preference stock and common stock and after making adjustments for the incentive compensation plans by (ii) Basic Shares plus the additional shares that would be issued assuming that all dilutive stock options are exercised and the ESOP preference stock is converted into common stock.

PART I                                                                    ITEM 1
--------------------------------------------------------------------------------
                                 CVS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Following is a reconciliation of basic and diluted earnings per common share for the thirteen weeks ended:


------------------------------------------------------------------------------- ------------------ -----------------
IN MILLIONS, EXCEPT PER SHARE AMOUNTS                                             APRIL 1, 2000     March 27, 1999
------------------------------------------------------------------------------- ------------------ -----------------
NUMERATOR FOR EARNINGS PER COMMON SHARE CALCULATION:
    Net earnings                                                                    $  191.3           $  164.6
    Preference dividends, net of income tax benefit                                     (3.8)              (3.6)
------------------------------------------------------------------------------- ------------------ -----------------
    Net earnings available to common shareholders, basic                            $  187.5           $  161.0
------------------------------------------------------------------------------- ------------------ -----------------
    Net earnings                                                                    $  191.3           $  164.6
    Effect of dilutive securities:
       Dilutive earnings adjustments                                                    (0.1)               0.3
------------------------------------------------------------------------------- ------------------ -----------------
    Net earnings available to common shareholders, diluted                          $  191.2           $  164.9
------------------------------------------------------------------------------- ------------------ -----------------
DENOMINATOR FOR EARNINGS PER COMMON SHARE CALCULATION:
    Weighted average common shares, basic                                              391.1              390.5
    Effect of dilutive securities:
       ESOP preference stock                                                            10.8               10.4
       Stock options                                                                     5.2                7.3
------------------------------------------------------------------------------- ------------------ -----------------
    Weighted average common shares, diluted                                            407.1              408.2
------------------------------------------------------------------------------- ------------------ -----------------
BASIC EARNINGS PER COMMON SHARE                                                     $   0.48           $   0.41
------------------------------------------------------------------------------- ------------------ -----------------
DILUTED EARNINGS PER COMMON SHARE                                                   $   0.47           $   0.40
------------------------------------------------------------------------------- ------------------ -----------------


NOTE 5

On March 6, 2000, the Board of Directors approved a common stock repurchase program to acquire up to $1 billion of the Company's common shares to fund certain employee benefit plans. During the first quarter of 2000, the Company repurchased 3.2 million shares of common stock at an aggregate cost of $104.8 million.

NOTE 6

In accordance with Accounting Principles Board Opinion No. 16, "Business Combinations," Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" and Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company recorded, during the second quarter of 1998, a $147.3 million charge to operating expenses for direct and other merger-related costs pertaining to the CVS/Arbor merger transaction and certain restructuring activities (the "CVS/Arbor Charge"). The restructuring activities related to management's plan to close Arbor's Troy, Michigan corporate headquarters, terminate Arbor's corporate headquarters employees, and close certain store locations. Asset write-offs included in this charge totaled $41.2 million. The balance of the charge, $106.1 million, will require cash outlays of which $55.5 million had been incurred as of April 1, 2000.

PART I                                                                    ITEM 1
--------------------------------------------------------------------------------
                                 CVS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Following is a reconciliation of the beginning and ending liability balances associated with the CVS/Arbor Charge as of April 1, 2000:


------------------------------------------------------------------------------------------------------------------
                                                                                Exit Costs
                                                                  --------------------------------------
                                          Merger       Employee    Noncancelable
                                        Transaction    Severance      Lease         Asset      Other Exit
IN MILLIONS                                Costs     & Benefits(1) Obligations(2) Write-offs     Costs      Total
------------------------------------------------------------------------------------------------------------------
CVS/Arbor Charge                         $  15.0       $  27.1      $  40.0      $  41.2      $  24.0      $ 147.3
Utilization through 1/1/00 - cash          (15.9)        (16.8)        (2.7)          --        (19.7)       (55.1)
Utilization through 1/1/00 - noncash          --            --           --        (41.2)          --        (41.2)
Transfer(3)                                  0.9            --           --           --         (0.9)          --
------------------------------------------------------------------------------------------------------------------
Balance as of 1/1/00                     $    --       $  10.3      $  37.3      $    --      $   3.4      $  51.0
2000 utilization - cash                       --          (0.2)        (0.2)          --           --         (0.4)
------------------------------------------------------------------------------------------------------------------
BALANCE AS OF 4/1/00(4)                  $    --       $  10.1      $  37.1      $    --      $   3.4      $  50.6
------------------------------------------------------------------------------------------------------------------



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

(4) The Company believes that the reserve balances as of April 1, 2000 are adequate to cover the remaining liabilities associated with the CVS/Arbor Charge.

PART I                                       INDEPENDENT AUDITORS' REVIEW REPORT
--------------------------------------------------------------------------------


The Board of Directors and Shareholders of
CVS Corporation:

We have reviewed the consolidated condensed balance sheet of CVS Corporation as of April 1, 2000, and the related consolidated condensed statements of operations and cash flows for the thirteen-week periods ended April 1, 2000 and March 27, 1999. These consolidated condensed financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of CVS Corporation as of January 1, 2000 and the related consolidated statements of operations, shareholders' equity, and cash flows for the fifty-three week period ended January 1, 2000 and the fifty-two week period ended December 26, 1998, (not presented herein); and in our report dated February 7, 2000 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of January 1, 2000, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/S/ KPMG LLP
-------------------------
KPMG LLP


Providence, Rhode Island
May 5, 2000

PART I                                                                    ITEM 2
--------------------------------------------------------------------------------
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion explains the material changes in our results of operations for the thirteen weeks ended April 1, 2000 and March 27, 1999 and the significant developments affecting our financial condition since January 1, 2000. We strongly recommend that you read our audited consolidated financial statements and footnotes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2000.

RESULTS OF OPERATIONS

NET SALES for the first quarter of 2000 increased $499.0 million (or 11.8%) to $4.7 billion, compared to $4.2 billion in the first quarter of 1999. Same store sales, consisting of sales from stores that have been open for more than one year, rose 8.8%, while pharmacy same store sales increased 15.2%. Pharmacy sales were 62% of total sales in the first quarter of 2000, compared to 59% in the first quarter of 1999. Third party prescription sales were 88% of pharmacy sales during the first quarter of 2000, compared to 85% in the first quarter of 1999.

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

     o Sales also benefited from our active relocation program which seeks to move our existing shopping center stores to larger, more convenient, freestanding locations. Historically, we have achieved significant improvements in customer count and net sales when we do this. The resulting increase in net sales has typically been driven by an increase in front store sales, which normally have a higher gross margin. We believe that our relocation program offers a significant opportunity for future growth, as 34% of our existing stores are freestanding at April 1, 2000. Our long-term goal is to have 70-80% of our stores located in freestanding sites. We cannot, however, guarantee that future store relocations will deliver the same results as those historically achieved. Please read the "Cautionary Statement Concerning Forward-Looking Statements" section below.

GROSS MARGIN for the first quarter of 2000 increased $130.6 million (or 11.2%) to $1.3 billion, compared to $1.2 billion in the first quarter of 1999. Gross margin as a percentage of net sales for the first quarter of 2000 was 27.4%, compared to 27.6% of net sales in the first quarter of 1999.

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

TOTAL OPERATING EXPENSES for the first quarter of 2000 were $965.1 million or 20.4% of net sales, compared to $876.2 million or 20.7% of net sales in the first quarter of 1999.

What have we done to improve our total operating expenses as a percentage of net sales?

     o Our strong sales performance has consistently allowed net sales to grow at a faster pace than total operating expenses.

     o Our information technology initiatives have led to greater productivity, which has resulted in lower operating costs, particularly at the store level.

OPERATING PROFIT for the first quarter of 2000 increased $41.7 million (or 14.2%) to $334.9 million, compared to $293.2 million in the first quarter of 1999. Operating profit as a percentage of net sales was 7.1% in the first quarter of 2000, compared to 6.9% in the first quarter of 1999.

INTEREST EXPENSE, NET for the first quarter of 2000 was $16.1 million, compared to $14.3 million in the first quarter of 1999. Our interest expense totaled $17.0 million in the first quarter of 2000, compared to $16.1 million in the first quarter of 1999. Interest income was $0.9 million in the first quarter of 2000 versus $1.8 million in the first quarter of 1999. Our interest expense increased due to a combination of higher interest rates and average borrowing levels during the first quarter of 2000.

INCOME TAX PROVISION ~ Our effective tax rate was 40.0% for the first quarter of 2000, compared to 41.0% for the first quarter of 1999. The decrease in our effective tax rate was primarily due to lower effective state income tax rates.

NET EARNINGS for the first quarter of 2000 increased $26.7 million (or 16.2%) to $191.3 million, or $0.47 per diluted share, compared to $164.6 million, or $0.40 per diluted share, in the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY ~ The Company has three primary sources of liquidity: cash provided by operations, commercial paper and uncommitted lines of credit. We generally finance our working capital and capital expenditure requirements with internally generated funds and our commercial paper program. In addition, we may elect to use additional long-term borrowings in the future to support our continued growth.

Our commercial paper program is supported by a $670 million, five-year unsecured revolving credit facility which expires on May 30, 2002 and a $530 million, 364-day unsecured revolving credit facility which expires on June 26, 2000. During the second quarter of 2000, we expect to replace the $530 million credit facility with a similar facility. The credit facilities contain customary restrictive financial and operating covenants, none of which is expected to materially affect our financial or operating flexibility. We can also obtain short-term financing through various uncommitted lines of credit. As of April 1, 2000, we had $891.0 million of commercial paper outstanding at a weighted average interest rate of 6.0% and $31.8 million outstanding under the uncommitted lines of credit at a weighted average interest rate of 5.8%.

PART I                                                                    ITEM 2
--------------------------------------------------------------------------------
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

We believe that our cash on hand and cash provided by operations, together with our ability to obtain additional short-term and long-term financing, will be sufficient to cover our working capital needs, capital expenditures and debt service requirements for at least the next twelve months.

On March 6, 2000, the Board of Directors approved a common stock repurchase program to acquire up to $1 billion of the Company's common shares to fund certain employee benefit plans. During the first quarter of 2000, the Company repurchased 3.2 million shares of common stock at an aggregate cost of $104.8 million.

NET CASH USED IN OPERATIONS ~ Net cash used in operations increased $160.2 million to $145.7 million during the first quarter of 2000. This compares to net cash provided by operations of $14.5 during the first quarter of 1999. The increase in cash used in operations resulted primarily from higher inventory levels and a decrease in accounts payable. As of April 1, 2000, the future cash payments associated with various restructuring programs totaled $119.3 million. These payments primarily include: (i) $11.4 million for employee severance, which extends through 2000, (ii) $8.9 million for retirement benefits and related excess parachute payment excise taxes, which extend for a number of years to coincide with the payment of retirement benefits, and (iii) $95.6 million for continuing lease obligations, which extend through 2020.

CAPITAL EXPENDITURES ~ Our capital expenditures totaled $140.5 million in the first quarter of 2000, compared to $117.8 million in the first quarter of 1999. During the first quarter of 2000, we opened 29 new stores, relocated 58 stores and closed 49 stores. As of April 1, 2000, we operated 4,078 stores in 27 states and the District of Columbia, compared to 4,096 stores as of March 27, 1999.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS ~ Certain statements in this Form 10-Q (as well as in other public filings, our web site, press releases and oral statements made by Company management and/or representatives), constitute forward-looking statements, which are subject to risks and uncertainties. Forward-looking statements include information concerning:

     o our future results of operations, including sales and earnings per common share growth and cost savings and synergies following the Revco and Arbor mergers;

     o our planned store development, including store openings, number of freestanding locations, new markets and capital expenditures;

     o our belief that we have sufficient cash flows to support working capital needs, capital expenditures and debt service requirements;

     o    our belief concerning the growth of our free cash flow;

     o our belief that we can continue to improve operating performance by relocating existing in-line stores to freestanding locations;

     o our ability to continue to reduce selling, general and administrative expenses as a percentage of net sales;

     o    our belief concerning the profitability of CVS.com;

     o our belief concerning the growth of CVS ProCare sales and store locations; and

     o our belief that we can continue to reduce inventory levels and improve inventory turnover.

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

     o the continued efforts of health maintenance organizations, managed care organizations, pharmacy benefit management companies and other third party payers to reduce prescription drug costs; and

     o changes in accounting policies and practices, including taxation requirements.

OPERATING FACTORS

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

     15.1 Letter re: Unaudited Interim Financial Information.

     27.1 Financial Data Schedule - April 1, 2000.

REPORTS ON FORM 8-K:

On March 14, 2000, we filed a Current Report on Form 8-K to correct our issued and outstanding common share balance included in the Proxy Statement for the 2000 Annual Meeting of Stockholders.

On March 8, 2000, we filed a Current Report on Form 8-K to announce the authorization by the Board of Directors of a common stock repurchase program.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

CVS Corporation
(REGISTRANT)


/S/ DAVID B. RICKARD
------------------------------
David B. Rickard
Executive Vice President
and Chief Financial Officer
May 15, 2000