Form 10-Q/A
period 2000-04-01
CVS CORP
filed 2000-05-18
CIK 64803

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A


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

                               390,182,560 shares

================================================================================

EXPLANATORY NOTE:

The purpose of this Amendment is to correct an inadvertent error in the Registrant's Financial Data Schedule for the three months ended April 1, 2000.


SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

CVS Corporation
(REGISTRANT)


/s/ David B. Rickard
-----------------------------------
David B. Rickard
Executive Vice President and Chief Financial Officer
May 18, 2000