Form 10-Q
period 2000-07-01
CVS CORP
filed 2000-08-15
CIK 64803

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the Quarterly Period Ended                          Commission File Number
July 1, 2000                                                   001-01011


                                CVS CORPORATION
                                ---------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

       Delaware                                          05-0494040
-----------------------                  --------------------------------------
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

Yes     X     No
     ------      ------


    Common Stock, $0.01 par value, issued and outstanding at August 7, 2000:

                               390,666,755 shares

================================================================================

================================================================================
                                      INDEX

                                                                                                          PAGE

PART I

    Item 1.   Financial Statements

              Consolidated Condensed Statements of Operations -
                 Thirteen and Twenty-Six Weeks Ended July 1, 2000 and June 26, 1999                        3

              Consolidated Condensed Balance Sheets -
                 As of July 1, 2000 and January 1, 2000                                                    4

              Consolidated Condensed Statements of Cash Flows -
                 Twenty-Six Weeks Ended July 1, 2000 and June 26, 1999                                     5

              Notes to Consolidated Condensed Financial Statements                                         6

              Independent Auditors' Review Report                                                          10

    Item 2.   Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                                     11

    Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                   16


PART II

    Item 4.   Submission of Matters to a Vote of Security Holders                                          17

    Item 6.   Exhibits and Reports on Form 8-K                                                             18

    Signature Page                                                                                         18

PART I                                                                    ITEM 1
================================================================================

                                 CVS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                   13 WEEKS ENDED                26 WEEKS ENDED
                                                               JULY 1,     June 26,          JULY 1,     June 26,
IN MILLIONS, EXCEPT PER SHARE AMOUNTS                            2000         1999             2000         1999
----------------------------------------------------------- -------------- -------------- -------------- ---------------
Net sales                                                     $  4,942.8     $  4,362.4     $  9,682.3     $  8,602.9
Cost of goods sold, buying and warehousing costs                 3,607.0        3,172.0        7,046.5        6,243.1
----------------------------------------------------------- -------------- -------------- -------------- ---------------
  Gross margin                                                   1,335.8        1,190.4        2,635.8        2,359.8
Selling, general and administrative expenses                       928.5          831.5        1,821.8        1,639.7
Depreciation and amortization                                       73.4           68.7          145.2          136.7
----------------------------------------------------------- -------------- -------------- -------------- ---------------
  Total operating expenses                                       1,001.9          900.2        1,967.0        1,776.4
----------------------------------------------------------- -------------- -------------- -------------- ---------------
Operating profit                                                   333.9          290.2          668.8          583.4
Interest expense, net                                               23.0           14.5           39.1           28.8
----------------------------------------------------------- -------------- -------------- -------------- ---------------
Earnings before income tax provision                               310.9          275.7          629.7          554.6
Income tax provision                                               124.4          113.1          251.9          227.4
----------------------------------------------------------- -------------- -------------- -------------- ---------------
Net earnings                                                       186.5          162.6          377.8          327.2
Preference dividends, net of income tax benefit                      3.7            3.6            7.5            7.2
----------------------------------------------------------- -------------- -------------- -------------- ---------------
Net earnings available to common shareholders                 $    182.8     $    159.0     $    370.3     $    320.0
=========================================================== ============== ============== ============== ===============

BASIC EARNINGS PER COMMON SHARE:

  Net earnings                                                $     0.47     $     0.41     $     0.95     $     0.82
----------------------------------------------------------- -------------- -------------- -------------- ---------------
  Weighted average basic common shares outstanding                 390.3          391.1          390.7          390.8
=========================================================== ============== ============== ============== ===============

DILUTED EARNINGS PER COMMON SHARE:
  Net earnings                                                $     0.46     $     0.40     $     0.93     $     0.80
----------------------------------------------------------- -------------- -------------- -------------- ---------------
  Weighted average diluted common shares outstanding               408.0          408.7          407.2          408.8
=========================================================== ============== ============== ============== ===============
DIVIDENDS DECLARED PER COMMON SHARE                           $   0.0575     $   0.0575     $   0.1150     $   0.1150
=========================================================== ============== ============== ============== ===============

See accompanying notes to consolidated condensed financial statements.

PART I                                                                    ITEM 1
================================================================================
                                 CVS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                        (UNAUDITED)
                                                                                           JULY 1,        January 1,
IN MILLIONS, EXCEPT SHARE AMOUNTS                                                           2000           2000
--------------------------------------------------------------------------------------- -------------- --------------
ASSETS:
  Cash and cash equivalents                                                              $    182.5     $    230.0
  Accounts receivable, net                                                                    759.1          699.3
  Inventories                                                                               3,500.1        3,445.5
  Deferred income taxes                                                                       144.5          139.4
  Other current assets                                                                        135.2           93.8
--------------------------------------------------------------------------------------- -------------- --------------
      TOTAL CURRENT ASSETS                                                                  4,721.4        4,608.0

  Property and equipment, net                                                               1,778.3        1,601.0
  Goodwill, net                                                                               741.3          706.9
  Other assets                                                                                435.5          359.5
--------------------------------------------------------------------------------------- -------------- --------------
TOTAL ASSETS                                                                             $  7,676.5     $  7,275.4
======================================================================================= ============== ==============

LIABILITIES:
  Accounts payable                                                                       $  1,103.9     $  1,454.2
  Accrued expenses                                                                            956.2          967.4
  Short-term borrowings                                                                       970.9          451.0
  Current portion of long-term debt                                                            17.3           17.3
--------------------------------------------------------------------------------------- -------------- --------------
      TOTAL CURRENT LIABILITIES                                                             3,048.3        2,889.9

  Long-term debt                                                                              558.0          558.5
  Deferred income taxes                                                                        27.2           27.2
  Other long-term liabilities                                                                 110.4          120.1

SHAREHOLDERS' EQUITY:
  Preference stock, series one ESOP convertible, par value $1.00:
     authorized 50,000,000 shares; issued and outstanding 5,061,000 shares at
     July 1, 2000 and 5,164,000 shares at January 1, 2000                                     270.5          276.0
  Common stock, par value $0.01: authorized 1,000,000,000 shares; issued
     405,787,000 shares at July 1, 2000 and 403,047,000 shares at January 1, 2000               4.1            4.0
  Treasury stock, at cost: 15,120,000 shares at July 1, 2000 and 11,051,000
     shares at January 1, 2000                                                               (402.3)        (258.5)
  Guaranteed ESOP obligation                                                                 (257.0)        (257.0)
  Capital surplus                                                                           1,441.2        1,371.7
  Retained earnings                                                                         2,876.1        2,543.5
--------------------------------------------------------------------------------------- -------------- --------------
      TOTAL SHAREHOLDERS' EQUITY                                                            3,932.6        3,679.7
--------------------------------------------------------------------------------------- -------------- --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $  7,676.5     $  7,275.4
======================================================================================= ============== ==============

See accompanying notes to consolidated condensed financial statements.

PART I                                                                    ITEM 1
================================================================================

                                 CVS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                          26 WEEKS ENDED
                                                                                    JULY 1,            June 26,
IN MILLIONS                                                                           2000               1999
------------------------------------------------------------------------------ ------------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                                                       $  377.8            $  327.2
 Adjustments required to reconcile net earnings to net cash
   (used in) provided by operating activities:
   Depreciation and amortization                                                       145.2               136.7
   Deferred income taxes and other non-cash items                                        3.7                 4.2
 Change in assets and liabilities, excluding acquisitions and dispositions:
   (Increase) in accounts receivable, net                                              (59.8)              (76.7)
   (Increase) decrease in inventories                                                  (54.6)               82.8
   (Increase) decrease in other current assets                                         (16.0)                1.5
   (Increase) in other assets                                                          (59.9)              (69.2)
   (Decrease) in accounts payable                                                     (350.3)             (246.7)
   Increase (decrease) in accrued expenses                                               7.6               (11.8)
   (Decrease) in other long-term liabilities                                            (9.9)              (31.4)
------------------------------------------------------------------------------ ------------------- -----------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                    (16.2)              116.6
============================================================================== =================== =================

CASH FLOWS FROM INVESTING ACTIVITIES:

  Additions to property and equipment                                                 (306.4)             (276.3)
  Acquisitions, net of cash                                                            (90.4)              (16.7)
  Proceeds from sale or disposal of assets                                               6.3                26.0
------------------------------------------------------------------------------ ------------------- -----------------
NET CASH USED IN INVESTING ACTIVITIES                                                 (390.5)             (267.0)
============================================================================== =================== =================

CASH FLOWS FROM FINANCING ACTIVITIES:

  Additions to (reductions in) short-term borrowings                                   520.0               (68.3)
  Proceeds from exercise of stock options                                               34.2                15.3
  (Reductions in) additions to long-term debt                                           (0.5)              299.8
  Dividends paid                                                                       (45.0)              (44.9)
  Purchase of treasury shares                                                         (149.5)                 --
------------------------------------------------------------------------------ ------------------- -----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                              359.2               201.9
============================================================================== =================== =================

Net (decrease) increase in cash and cash equivalents                                   (47.5)               51.5
Cash and cash equivalents at beginning of period                                       230.0               180.8
------------------------------------------------------------------------------ ------------------- -----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $  182.5            $  232.3
============================================================================== =================== =================

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

Certain reclassifications have been made to the consolidated financial statements of prior periods to conform to the current period presentation.

NOTE 2

The Company currently operates four business segments: Retail Pharmacy, Pharmacy Benefit Management ("PBM"), Specialty Pharmacy and Internet Pharmacy. The Company's business segments are operating units that offer different products and services, and require distinct technology and marketing strategies.

The Retail Pharmacy segment, which includes 4,053 retail drugstores located in 24 states and the District of Columbia, operates under the CVS/pharmacy name. The Retail Pharmacy segment is the Company's only reportable segment.

The PBM segment provides a full range of prescription benefit management services to managed care providers and other organizations. These services include plan design and administration, formulary management, mail order pharmacy services, claims processing and generic substitution. The PBM segment operates under the PharmaCare Management Services name.

The Specialty Pharmacy segment, which includes a mail order facility and 29 retail pharmacies located in 12 states and the District of Columbia, operates under the CVS ProCare name. The Specialty Pharmacy segment focuses on supporting individuals that require complex and expensive drug therapies.

The Internet Pharmacy segment, which includes a mail order facility and a complete online retail pharmacy, operates under the CVS.com name.

The Company evaluates segment performance based on operating profit before intersegment profits.

PART I                                                                    ITEM 1
================================================================================
                                 CVS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Following is a reconciliation of the Company's business segments to the consolidated condensed financial statements as of and for the thirteen and twenty-six weeks ended July 1, 2000 and June 26, 1999:


------------------------------- -------------------- --------------------- -------------------- --------------------
                                  Retail Pharmacy         All Other           Intersegment         Consolidated
IN MILLIONS                           Segment              Segments          Eliminations(1)          Totals
------------------------------- -------------------- --------------------- -------------------- --------------------
13 WEEKS ENDED:
 JULY 1, 2000:
     Net sales                       $  4,806.5           $    192.0            $    (55.7)          $  4,942.8
     Operating profit                     329.9                  4.0                   --                 333.9
 June 26, 1999:
     Net sales                       $  4,241.8           $    222.6            $   (102.0)          $  4,362.4
     Operating profit                     284.3                  5.9                   --                 290.2
=============================== ==================== ===================== ==================== ====================
26 WEEKS ENDED:
 JULY 1, 2000:
     Net sales                       $  9,392.4           $    441.9            $   (152.0)          $  9,682.3
     Operating profit                     663.8                  5.0                   --                 668.8
 June 26, 1999:
     Net sales                       $  8,390.2           $    416.1            $   (203.4)          $  8,602.9
     Operating profit                     569.3                 14.1                   --                 583.4
=============================== ==================== ===================== ==================== ====================
Total assets:
 JULY 1, 2000                        $  7,452.0           $    240.3            $    (15.8)          $  7,676.5
 January 1, 2000                        7,146.1                173.4                 (44.1)             7,275.4
=============================== ==================== ===================== ==================== ====================

(1) Intersegment eliminations relate to intersegment sales and accounts receivable that occur when a PBM segment customer uses a Retail segment store to purchase covered merchandise. When this occurs, both segments record the sale on a stand-alone basis.


NOTE 3

Following are the components of net interest expense:


------------------------------- ----------------------------------------- -----------------------------------------
                                             13 WEEKS ENDED                            26 WEEKS ENDED
IN MILLIONS                        JULY 1, 2000         June 26, 1999        JULY 1, 2000         June 26, 1999
------------------------------- -------------------- -------------------- -------------------- --------------------
Interest expense                     $     24.1           $     16.4           $     41.1           $     32.5
Interest income                            (1.1)                (1.9)                (2.0)                (3.7)
------------------------------- -------------------- -------------------- -------------------- --------------------
    Interest expense, net            $     23.0           $     14.5           $     39.1           $     28.8
=============================== ==================== ===================== ==================== ====================

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

Following is a reconciliation of basic and diluted earnings per common share for the thirteen and twenty-six weeks ended:


--------------------------------------------------------------- ------------------------- --------------------------
                                                                     13 WEEKS ENDED            26 WEEKS ENDED
                                                                  JULY 1,     June 26,      JULY 1,      June 26,
IN MILLIONS, EXCEPT PER SHARE AMOUNTS                              2000         1999         2000          1999
--------------------------------------------------------------- ------------ ------------ ------------ -------------
NUMERATOR FOR EARNINGS PER COMMON SHARE CALCULATION:
    Net earnings                                                 $   186.5    $   162.6    $   377.8    $   327.2
    Preference dividends, net of income tax benefit                   (3.7)        (3.6)        (7.5)        (7.2)
--------------------------------------------------------------- ------------ ------------ ------------ -------------
    Net earnings available to common shareholders, basic         $   182.8    $   159.0    $   370.3    $   320.0
--------------------------------------------------------------- ------------ ------------ ------------ -------------

    Net earnings                                                 $   186.5    $   162.6    $   377.8    $   327.2
    Effect of dilutive securities:
       Dilutive earnings adjustments                                  (0.1)         0.1         (0.2)         0.3
--------------------------------------------------------------- ------------ ------------ ------------ -------------
    Net earnings available to common shareholders, diluted       $   186.4    $   162.7    $   377.6    $   327.5
=============================================================== ============ ============ ============ =============
DENOMINATOR FOR EARNINGS PER COMMON SHARE CALCULATION:
    Weighted average common shares, basic                            390.3        391.1        390.7        390.8
    Effect of dilutive securities:
       ESOP preference stock                                          10.8         10.5         10.8         10.6
       Stock options                                                   6.9          7.1          5.7          7.4
--------------------------------------------------------------- ------------ ------------ ------------ -------------
    Weighted average common shares, diluted                          408.0        408.7        407.2        408.8
=============================================================== ============ ============ ============ =============
BASIC EARNINGS PER COMMON SHARE                                  $    0.47    $     0.41   $     0.95   $     0.82
--------------------------------------------------------------- ------------ ------------ ------------ -------------
DILUTED EARNINGS PER COMMON SHARE                                $    0.46    $     0.40   $     0.93   $     0.80
=============================================================== ============ ============ ============ =============

PART I                                                                    ITEM 1
================================================================================
                                 CVS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5

On March 6, 2000, the Board of Directors approved a common stock repurchase program, which allows the Company to acquire up to $1 billion of common stock primarily to fund certain employee benefit plans. During the second quarter of 2000, the Company repurchased 1.1 million shares of common stock at an aggregate cost of $44.7 million. From the inception of the program through July 1, 2000, the Company repurchased 4.3 million shares of common stock at an aggregate cost of $149.5 million.

NOTE 6

In accordance with Accounting Principles Board Opinion No. 16, "Business Combinations," Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" and Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company recorded, during the second quarter of 1998, a $147.3 million charge to operating expenses for direct and other merger-related costs pertaining to the CVS/Arbor merger transaction and certain restructuring activities (the "CVS/Arbor Charge"). The restructuring activities related to management's plan to close Arbor's Troy, Michigan corporate headquarters, terminate Arbor's corporate headquarters employees, and close certain store locations. Asset write-offs included in this charge totaled $41.2 million. The balance of the charge, $106.1 million, will require cash outlays of which $56.6 million had been incurred as of July 1, 2000.

Following is a reconciliation of the beginning and ending liability balances associated with the CVS/Arbor Charge as of July 1, 2000:


-------------------------------------- ------------- ------------ -------------------------------------- ------------
                                                                                Exit Costs
                                                                  --------------------------------------
                                          Merger       Employee   Noncancelable
                                        Transaction   Severance      Lease        Asset       Other Exit
IN MILLIONS                                Costs     & Benefits(1) Obligations(2) Write-offs     Costs        Total
-------------------------------------- ------------- ------------ ------------ ------------ ------------ ------------
CVS/Arbor Charge                         $  15.0       $  27.1      $  40.0      $  41.2      $  24.0      $ 147.3
Utilization through 1/1/00 - cash          (15.9)        (16.8)        (2.7)          --        (19.7)       (55.1)
Utilization through 1/1/00 - noncash          --            --           --        (41.2)          --        (41.2)
Transfer(3)                                  0.9            --           --           --         (0.9)          --
-------------------------------------- ------------- ------------ ------------ ------------ ------------ ------------
Balance as of 1/1/00                     $    --       $  10.3      $  37.3      $    --      $   3.4      $  51.0
Utilization through 7/1/00 - cash             --          (0.6)        (0.9)          --           --         (1.5)
-------------------------------------- ------------- ------------ ------------ ------------ ------------ ------------
BALANCE AS OF 7/1/00(4)                  $    --       $   9.7      $  36.4      $    --      $   3.4      $  49.5
====================================== ============= ============ ============ ============ ============ ============

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

(4) The Company believes that the reserve balances as of July 1, 2000 are adequate to cover the remaining liabilities associated with the CVS/Arbor Charge.

NOTE 7

On July 5, 2000 the Company signed a definitive agreement to acquire certain assets of Stadtlander Pharmacy of Pittsburgh, Pa., a subsidiary of Bergen Brunswig Corporation, for $124 million in cash plus the assumption of certain liabilities. The transaction is subject to normal closing conditions and review under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Subject to satisfying these conditions, management expects to complete the purchase during the third or fourth quarter of 2000.

PART I                                       INDEPENDENT AUDITORS' REVIEW REPORT
================================================================================


The Board of Directors and Shareholders of
CVS Corporation:

We have reviewed the consolidated condensed balance sheet of CVS Corporation as of July 1, 2000, and the related consolidated condensed statements of operations for the thirteen and twenty-six week periods ended July 1, 2000 and June 26, 1999, and the cash flows for the twenty-six weeks then ended. These consolidated condensed financial statements are the responsibility of the Company's management.

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

Providence, Rhode Island
July 31, 2000

PART I                                                                    ITEM 2
================================================================================
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion explains the material changes in our results of operations for the thirteen and twenty-six weeks ended July 1, 2000 and June 26, 1999 and the significant developments affecting our financial condition since January 1, 2000. We strongly recommend that you read our audited consolidated financial statements and footnotes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2000.

RESULTS OF OPERATIONS

SECOND QUARTER (Thirteen Weeks Ended July 1, 2000 versus June 26, 1999)

NET SALES for the second quarter of 2000 increased $580.4 million (or 13.3%) to $4.9 billion, compared to $4.4 billion in the second quarter of 1999. Same store sales, consisting of sales from stores that have been open for more than one year, rose 12.2%, while pharmacy same store sales increased 18.6%. Pharmacy sales were 62% of total sales in the second quarter of 2000, compared to 58% in the second quarter of 1999. Third party prescription sales were 89% of pharmacy sales during the second quarter of 2000, compared to 86% in the second quarter of 1999.

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

     - Sales also benefited from our active relocation program which seeks to move our existing shopping center stores to larger, more convenient, freestanding locations. Historically, we have achieved significant improvements in customer count and net sales when we do this. The resulting increase in net sales has typically been driven by an increase in front store sales, which normally have a higher gross margin. We believe that our relocation program offers a significant opportunity for future growth, as only 36% of our existing stores are freestanding at July 1, 2000. Our long-term goal is to have 70-80% of our stores located in freestanding sites. We cannot, however, guarantee that future store relocations will deliver the same results as those historically achieved. Please read the "Cautionary Statement Concerning Forward-Looking Statements" section below.

GROSS MARGIN for the second quarter of 2000 increased $145.4 million (or 12.2%) to $1.3 billion, compared to $1.2 billion in the second quarter of 1999. Gross margin as a percentage of net sales for the second quarter of 2000 was 27.0%, compared to 27.3% of net sales in the second quarter of 1999.

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

TOTAL OPERATING EXPENSES for the second quarter of 2000 were $1,001.9 million or 20.3% of net sales, compared to $900.2 million or 20.6% of net sales in the second quarter of 1999.

What have we done to improve our total operating expenses as a percentage of net sales?

     - Our strong sales performance has consistently allowed net sales to grow at a faster pace than total operating expenses.

     - Our information technology initiatives have led to greater productivity, which has resulted in lower operating costs, particularly at the store level.

OPERATING PROFIT for the second quarter of 2000 increased $43.7 million (or 15.1%) to $333.9 million, compared to $290.2 million in the second quarter of 1999. Operating profit as a percentage of net sales was 6.8% in the second quarter of 2000, compared to 6.7% in the second quarter of 1999.

INTEREST EXPENSE, NET for the second quarter of 2000 was $23.0 million, compared to $14.5 million in the second quarter of 1999. Our interest expense totaled $24.1 million in the second quarter of 2000, compared to $16.4 million in the second quarter of 1999. Interest income was $1.1 million in the second quarter of 2000 versus $1.9 million in the second quarter of 1999. Our interest expense increased due to a combination of higher average interest rates and higher average borrowing levels during the second quarter of 2000.

INCOME TAX PROVISION ~ Our effective income tax rate was 40.0% for the second quarter of 2000, compared to 41.0% for the second quarter of 1999. The decrease in our effective income tax rate was primarily due to lower state income taxes.

NET EARNINGS for the second quarter of 2000 increased $23.9 million (or 14.7%) to $186.5 million, or $0.46 per diluted share, compared to $162.6 million, or $0.40 per diluted share, in the second quarter of 1999.

SIX MONTHS (Twenty-Six Weeks Ended July 1, 2000 versus June 26, 1999)

NET SALES for the first six months of 2000 increased $1.1 billion (or 12.5%) to $9.7 billion, compared to $8.6 billion in the first six months of 1999. Same store sales, rose 10.5%, while pharmacy same store sales increased 16.9%. Pharmacy sales were 62% of total sales in the first six months of 2000, compared to 59% in the first six months of 1999. Third party prescription sales were 89% of pharmacy sales during the first six months of 2000, compared to 86% in the first six months of 1999. See "Second Quarter" above for further information about the factors that affected our net sales.

GROSS MARGIN for the first six months of 2000 increased $276.0 million (or 11.7%) to $2.6 billion, compared to $2.4 billion in the first six months of 1999. Gross margin as a percentage of net sales for the first six months of 2000 was 27.2%, compared to 27.4% in the first six months of 1999. See "Second Quarter" above for further information about the factors that affected our gross margin as a percentage of net sales.

PART I                                                                    ITEM 2
================================================================================
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TOTAL OPERATING EXPENSES for the first six months of 2000 were $2.0 billion or 20.3% of net sales, compared to $1.8 billion or 20.6% of net sales in the first six months of 1999. See "Second Quarter" above for further information about the factors that affected our operating expenses as a percentage of net sales.

OPERATING PROFIT for the first six months of 2000 increased $85.4 million (or 14.6%) to $668.8 million, compared to $583.4 million for the first six months of 1999. Operating profit as a percentage of net sales was 6.9% in the first six months of 2000, compared to 6.8% in the first six months of 1999.

INTEREST EXPENSE, NET for the first six months of 2000 was $39.1 million, compared to $28.8 million in the first six months of 1999. Our interest expense totaled $41.1 million in the first six months of 2000, compared to $32.5 million in the first six months of 1999. Interest income was $2.0 million in the first six months of 2000, compared to $3.7 million in the first six months of 1999. Our interest expense increased due to a combination of higher average interest rates and higher average borrowing levels during the first six months of 2000.

INCOME TAX PROVISION ~ Our effective income tax rate was 40.0% for the first six months of 2000, compared to 41.0% for the first six months of 1999. The decrease in our effective income tax rate was primarily due to lower state income taxes.

NET EARNINGS in the first six months of 2000, increased $50.6 million (or 15.5%) to $377.8 million, or $0.93 per diluted share, compared to $327.2 million, or $0.80 per diluted share in the first six months of 1999.

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

Our commercial paper program is supported by a $670 million, five-year unsecured revolving credit facility which expires on May 30, 2002 and a $795 million, 364-day unsecured revolving credit facility which expires on May 25, 2001. We can also obtain short-term financing through various uncommitted lines of credit. As of July 1, 2000, we had $956.4 million of commercial paper outstanding at a weighted average interest rate of 6.8% and $14.5 million outstanding under the uncommitted lines of credit at a weighted average interest rate of 7.1%.

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

On March 6, 2000, the Board of Directors approved a common stock repurchase program, which allows the Company to acquire up to $1 billion of common stock primarily to fund certain employee benefit plans. During the second quarter of 2000, the Company repurchased 1.1 million shares of common stock at an aggregate cost of $44.7 million. From the inception of the program through July 1, 2000, the Company repurchased 4.3 million shares of common stock at an aggregate cost of $149.5 million.

PART I                                                                    ITEM 2
================================================================================
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET CASH USED IN OPERATIONS ~ Net cash used in operations increased $132.8 million to $16.2 million during the first six months of 2000. This compares to net cash provided by operations of $116.6 during the first six months of 1999. The increase in net cash used in operations resulted primarily from additional investments in inventory and a decrease in accounts payable. As of July 1, 2000, the future cash payments associated with various restructuring programs totaled $115.0 million. These payments primarily include: (i) $19.4 million for employee severance, which extends through 2000 and retirement benefits and related excess parachute payment excise taxes and income tax gross-ups, which extend for a number of years to coincide with the payment of retirement benefits, and (ii) $92.2 million for continuing lease obligations, which extend through 2020.

CAPITAL EXPENDITURES ~ Our additions to property and equipment totaled $306.4 million in the first six months of 2000, compared to $276.3 million in the first six months of 1999. During the first six months of 2000, we opened 62 new stores, relocated 113 stores and closed 78 stores. As of July 1, 2000, we operated 4,082 retail and specialty pharmacy stores in 29 states and the District of Columbia, compared to 4,096 stores as of June 26, 1999.

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

     - our planned store development, including store openings, number of freestanding locations, new markets and capital expenditures;

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

     -    our belief concerning the growth and profitability of CVS ProCare; and

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

You should understand that the following important factors, in addition to those discussed elsewhere in this report and in the documents which are incorporated by reference (and in our other public filings, press releases and oral statements made by Company management and/or representatives), could cause actual results to differ materially from those expressed in the forward-looking statements.

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

     - the continued efforts of health maintenance organizations, managed care organizations, pharmacy benefit management companies, governmental agencies and other third party payers to reduce prescription drug costs; and

     - changes in accounting policies and practices, including taxation requirements.

OPERATING FACTORS

     - our ability to continue to implement new computer systems and technologies;

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

PART II                                                                   ITEM 4
================================================================================
               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of security holders at our Annual Meeting of Stockholders, which was held on Wednesday, April 19, 2000 in Woonsocket, Rhode Island:


------ --------------------------------------------------- -------------- -------------- ------------- --------------
                                                                                                          BROKER
                                                                FOR          AGAINST      ABSTAINED      NON-VOTES
------ --------------------------------------------------- -------------- -------------- ------------- --------------
1.  The election, for one-year terms,
    of all persons nominated for
    directors, as set forth in the
    Company's proxy statement dated
    March 9, 2000, was approved by the
    following votes:

                Eugene Applebaum                             331,825,465      2,433,656       --            --
                W. Don Cornwell                              331,849,193      2,409,928       --            --
                Thomas P. Gerrity                            331,775,875      2,483,246       --            --
                Stanley P. Goldstein                         331,798,872      2,460,249       --            --
                Marian L. Heard                              331,827,519      2,431,602       --            --
                William H. Joyce                             331,847,576      2,411,545       --            --
                Terry R. Lautenbach                          331,808,652      2,450,469       --            --
                Terrence Murray                              331,811,486      2,447,635       --            --
                Sheli Z. Rosenberg                           331,768,318      2,490,803       --            --
                Thomas M. Ryan                               331,848,791      2,410,330       --            --
                Ivan G. Seidenberg                           331,741,490      2,517,631       --            --


2.   The appointment of KPMG LLP as the
     Company's independent auditors for
     the year ending December 30, 2000
     was approved by the following vote:                     333,127,497        213,934       917,690       --
=====================================================================================================================

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

3.1A        Certificate of Amendment to the Amended and Restated
            Certificate of Incorporation, effective May 13, 1998
            (incorporated by reference to Exhibit 4.1A to Registrant's
            Registration Statement No.333-52055 on Form S-3/A dated May
            18, 1998).

3.2         By-laws of the Registrant, as amended and restated
            (incorporated by reference to Exhibit 3.2 to CVS Corporation's
            Annual Report on Form 10-K for the fiscal year ended December
            31, 1998).

10.1        Description of the Executive Retention Program.

10.2 364-day Credit Agreement dated as of May 26, 2000 by and among the Registrant, the lenders party hereto, Fleet National Bank, as Syndication Agent, Credit Suisse First Boston, as
            Documentation Agent and The Bank of New York, as
            Administrative Agent.

15.1        Letter re: Unaudited Interim Financial Information.

27.1        Financial Data Schedule - July 1, 2000.



Reports on Form 8-K:

There were no Reports on Form 8-K filed during the second quarter of 2000.


Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

CVS Corporation
(REGISTRANT)


/s/ David B. Rickard
---------------------------
David B. Rickard
Executive Vice President
and Chief Financial Officer

August 15, 2000