Form 10-Q
period 2000-09-30
CVS CORP
filed 2000-11-14
CIK 64803

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934



For the Quarterly Period Ended                           Commission File Number
September 30, 2000                                                    001-01011


                                 CVS CORPORATION
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                               05-0494040
-------------------------------        ----------------------------------------
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


                    Common Stock, $0.01 par value, issued and
                        outstanding at November 6, 2000:

                               391,786,487 shares


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                      INDEX


                                                                                                          PAGE
PART I

    Item 1.   Financial Statements

              Consolidated Condensed Statements of Operations -
                 Thirteen and Thirty-Nine Weeks Ended September 30, 2000                                   3
                 and September 25, 1999

              Consolidated Condensed Balance Sheets -
                 As of September 30, 2000 and January 1, 2000                                              4

              Consolidated Condensed Statements of Cash Flows -
                 Thirty-Nine Weeks Ended September 30, 2000 and September 25, 1999                         5

              Notes to Consolidated Condensed Financial Statements                                         6

              Independent Auditors' Review Report                                                          10

    Item 2.   Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                                     11

    Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                   17


PART II

    Item 6.   Exhibits and Reports on Form 8-K                                                             18

    Signature Page                                                                                         18


PART I                                                                   ITEM 1
-------------------------------------------------------------------------------
                                 CVS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               13 WEEKS ENDED                  39 WEEKS ENDED
                                                       SEPTEMBER 30,   SEPTEMBER 25,    SEPTEMBER 30,   SEPTEMBER 25,
IN MILLIONS, EXCEPT PER SHARE AMOUNTS                       2000            1999            2000             1999
------------------------------------------------------ --------------- --------------- ---------------- ---------------

Net sales                                                $    4,916.4    $    4,311.8    $   14,598.7     $   12,914.7
Cost of goods sold, buying and warehousing costs              3,619.0         3,170.7        10,665.5          9,413.7
------------------------------------------------------ --------------- --------------- ---------------- ---------------
  Gross margin                                                1,297.4         1,141.1         3,933.2          3,501.0
Selling, general and administrative expenses                    937.7           851.3         2,759.5          2,491.1
Depreciation and amortization                                    75.0            70.1           220.2            206.8
------------------------------------------------------ --------------- --------------- ---------------- ---------------
  Total operating expenses                                    1,012.7           921.4         2,979.7          2,697.9
------------------------------------------------------ --------------- --------------- ---------------- ---------------
Operating profit                                                284.7           219.7           953.5            803.1
Interest expense, net                                            20.1            13.7            59.2             42.5
------------------------------------------------------ --------------- --------------- ---------------- ---------------
Earnings before income tax provision                            264.6           206.0           894.3            760.6
Income tax provision                                            105.9            84.4           357.8            311.8
------------------------------------------------------ --------------- --------------- ---------------- ---------------
Net earnings                                                    158.7           121.6           536.5            448.8
Preference dividends, net of income tax benefit                   3.8             3.6            11.3             10.8
------------------------------------------------------ --------------- --------------- ---------------- ---------------
Net earnings available to common shareholders            $      154.9    $      118.0    $      525.2     $      438.0
------------------------------------------------------ --------------- --------------- ---------------- ---------------

BASIC EARNINGS PER COMMON SHARE:
  Net earnings                                           $       0.40     $      0.30    $      1.34      $       1.12
------------------------------------------------------ --------------- --------------- ---------------- ---------------
  Weighted average basic common shares outstanding              391.0           391.8          390.8             391.1
------------------------------------------------------ --------------- --------------- ---------------- ---------------

DILUTED EARNINGS PER COMMON SHARE:
  Net earnings                                           $       0.39     $      0.30    $      1.32      $       1.10
------------------------------------------------------ --------------- --------------- ---------------- ---------------
  Weighted average diluted common shares outstanding            407.5           398.1          407.3             408.5
------------------------------------------------------ --------------- --------------- ---------------- ---------------
DIVIDENDS DECLARED PER COMMON SHARE                      $     0.0575     $    0.0575     $   0.1725      $     0.1725
------------------------------------------------------ --------------- --------------- ---------------- ---------------

See accompanying notes to consolidated condensed financial statements.

PART I                                                                   ITEM 1
-------------------------------------------------------------------------------
                                 CVS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                     (UNAUDITED)
                                                                                    SEPTEMBER 30,      January 1,
IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS                                         2000              2000
---------------------------------------------------------------------------------- ---------------- -----------------
ASSETS:
  Cash and cash equivalents                                                         $     214.9      $     230.0
  Accounts receivable, net                                                                795.2            699.3
  Inventories                                                                           3,778.7          3,445.5
  Deferred income taxes                                                                   149.4            139.4
  Other current assets                                                                    134.0             93.8
---------------------------------------------------------------------------------- ---------------- -----------------
      TOTAL CURRENT ASSETS                                                              5,072.2          4,608.0

  Property and equipment, net                                                           1,786.9          1,601.0
  Goodwill, net                                                                           805.8            706.9
  Other assets                                                                            456.7            359.5
---------------------------------------------------------------------------------- ---------------- -----------------
TOTAL ASSETS                                                                        $   8,121.6      $   7,275.4
---------------------------------------------------------------------------------- ---------------- -----------------

LIABILITIES:
  Accounts payable                                                                  $   1,450.4      $   1,454.2
  Accrued expenses                                                                        982.4            967.4
  Short-term borrowings                                                                   902.3            451.0
  Current portion of long-term debt                                                        17.3             17.3
---------------------------------------------------------------------------------- ---------------- -----------------
      TOTAL CURRENT LIABILITIES                                                         3,352.4          2,889.9

  Long-term debt                                                                          557.8            558.5
  Deferred income taxes                                                                    27.2             27.2
  Other long-term liabilities                                                             104.3            120.1

SHAREHOLDERS' EQUITY:
  Preference stock, series one ESOP convertible, par value $1.00:
     authorized 50,000,000 shares; issued and outstanding 5,033,000 shares at
     September 30, 2000 and 5,164,000 shares at January 1, 2000                           269.0            276.0
  Common stock, par value $0.01: authorized 1,000,000,000 shares; issued
     406,270,000 shares at September 30, 2000 and 403,047,000                               4.1              4.0
     shares at January 1, 2000
  Treasury stock, at cost: 15,084,000 shares at September 30, 2000 and
     11,051,000 shares at January 1, 2000                                                (405.1)          (258.5)
  Guaranteed ESOP obligation                                                             (257.0)          (257.0)
  Capital surplus                                                                       1,456.5          1,371.7
  Retained earnings                                                                     3,012.4          2,543.5
---------------------------------------------------------------------------------- ---------------- -----------------
      TOTAL SHAREHOLDERS' EQUITY                                                        4,079.9          3,679.7
---------------------------------------------------------------------------------- ---------------- -----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $   8,121.6      $   7,275.4
---------------------------------------------------------------------------------- ---------------- -----------------

See accompanying notes to consolidated condensed financial statements.

PART I                                                                   ITEM 1
-------------------------------------------------------------------------------
                                 CVS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                          39 WEEKS ENDED
                                                                                 SEPTEMBER 30,      SEPTEMBER 25,
IN MILLIONS                                                                           2000               1999
------------------------------------------------------------------------------ ------------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                                                       $  536.5            $  448.8
 Adjustments required to reconcile net earnings to net cash
  provided by operating activities:
   Depreciation and amortization                                                       220.2               206.8
   Deferred income taxes and other non-cash items                                       11.6                 8.8
 Change in assets and liabilities, excluding acquisitions and dispositions:
   (Increase) in accounts receivable, net                                              (56.0)             (120.1)
   (Increase) in inventories                                                          (318.5)             (182.9)
   (Increase) in other current assets                                                  (20.6)              (24.6)
   (Increase) in other assets                                                          (55.5)              (87.3)
   (Decrease) increase in accounts payable                                             (34.7)              136.3
   Increase (decrease) in accrued expenses                                              35.0               (27.8)
   (Decrease) in other long-term liabilities                                           (15.8)              (42.4)
------------------------------------------------------------------------------ ------------------- -----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                              302.2               315.6
------------------------------------------------------------------------------ ------------------- -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                                 (496.6)             (484.8)
  Proceeds from sale-leaseback transactions                                            140.9                86.3
  Acquisitions, net of cash                                                           (244.9)              (21.1)
  Proceeds from sale or disposal of assets                                               9.2                26.5
------------------------------------------------------------------------------ ------------------- -----------------
NET CASH USED IN INVESTING ACTIVITIES                                                 (591.4)             (393.1)
------------------------------------------------------------------------------ ------------------- -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Additions to (reductions in) short-term borrowings                                   451.4              (182.2)
  Proceeds from exercise of stock options                                               54.1                17.9
  (Reductions in) additions to long-term debt                                           (0.7)              298.3
  Dividends paid                                                                       (67.5)              (67.4)
  Purchase of treasury shares                                                         (163.2)                 --
------------------------------------------------------------------------------ ------------------- -----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                              274.1                66.6
------------------------------------------------------------------------------ ------------------- -----------------

Net decrease in cash and cash equivalents                                              (15.1)              (10.9)
Cash and cash equivalents at beginning of period                                       230.0               180.8
------------------------------------------------------------------------------ ------------------- -----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $  214.9            $  169.9
------------------------------------------------------------------------------ ------------------- -----------------

See accompanying notes to consolidated condensed financial statements.

PART I                                                                   ITEM 1
-------------------------------------------------------------------------------
                                 CVS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

The Retail Pharmacy segment, which includes 4,066 retail drugstores located in 24 states and the District of Columbia, operates under the CVS/pharmacy name. The Retail Pharmacy segment is the Company's only reportable segment.

The PBM segment provides a full range of prescription benefit management services to managed care providers and other organizations. These services include plan design and administration, formulary management, mail order pharmacy services, claims processing and generic substitution. The PBM segment operates under the PharmaCare Management Services name.

The Specialty Pharmacy segment, which includes mail order facilities and 40 retail pharmacies located in 12 states and the District of Columbia, operates under the CVS ProCare name. The Specialty Pharmacy segment focuses on supporting individuals that require complex and expensive drug therapies.

The Internet Pharmacy segment, which includes a mail order facility and a complete online retail pharmacy, operates under the CVS.com name.

The Company evaluates segment performance based on operating profit before intersegment profits.

PART I                                                                   ITEM 1
-------------------------------------------------------------------------------
                                 CVS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Following is a reconciliation of the Company's business segments to the consolidated condensed financial statements as of and for the thirteen and thirty-nine weeks ended September 30, 2000 and September 25, 1999:

------------------------------- -------------------- --------------------- -------------------- --------------------
                                  Retail Pharmacy         All Other           Intersegment         Consolidated
IN MILLIONS                           Segment              Segments          Eliminations(1)          Totals
------------------------------- -------------------- --------------------- -------------------- --------------------
13 WEEKS ENDED:
 SEPTEMBER 30, 2000:
     Net sales                       $  4,764.6           $    203.0            $    (51.2)          $  4,916.4
     Operating profit                     284.1                  0.6                   --                 284.7
 September 25, 1999:
     Net sales                       $  4,193.1           $    219.1            $   (100.4)          $  4,311.8
     Operating profit                     217.5                  2.2                   --                 219.7
------------------------------- -------------------- --------------------- -------------------- --------------------
39 WEEKS ENDED:
 SEPTEMBER 30, 2000:
     Net sales                       $ 14,157.0           $    644.9            $   (203.2)          $ 14,598.7
     Operating profit                     947.9                  5.6                   --                 953.5
 September 25, 1999:
     Net sales                       $ 12,583.3           $    635.2            $   (303.8)          $ 12,914.7
     Operating profit                     786.8                 16.3                   --                 803.1
------------------------------- -------------------- --------------------- -------------------- --------------------
Total assets:
 SEPTEMBER 30, 2000                  $  7,728.7           $    410.9            $    (18.0)          $  8,121.6
 January 1, 2000                        7,146.1                173.4                 (44.1)             7,275.4
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


NOTE 3

Following are the components of net interest expense:

------------------------------- ----------------------------------------- -----------------------------------------
                                             13 WEEKS ENDED                            39 WEEKS ENDED
IN MILLIONS                     SEPTEMBER 30, 2000   SEPTEMBER 25, 1999   SEPTEMBER 30, 2000   SEPTEMBER 25, 1999
------------------------------- -------------------- -------------------- -------------------- --------------------
Interest expense                     $     21.3           $     15.8           $     62.4           $     48.3
Interest income                            (1.2)                (2.1)                (3.2)                (5.8)
------------------------------- -------------------- -------------------- -------------------- --------------------
    Interest expense, net            $     20.1           $     13.7           $     59.2           $     42.5
------------------------------- -------------------- -------------------- -------------------- --------------------

PART I                                                                   ITEM 1
-------------------------------------------------------------------------------
                                 CVS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
NOTE 4

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

Following is a reconciliation of basic and diluted earnings per common share for the thirteen and thirty-nine weeks ended:

----------------------------------------------------------    ------------------------------- -------------------------------
                                                                      13 WEEKS ENDED                  39 WEEKS ENDED
                                                              SEPTEMBER 30,   SEPTEMBER 25,   SEPTEMBER 30,   SEPTEMBER 25,
IN MILLIONS, EXCEPT PER SHARE AMOUNTS                              2000            1999            2000            1999
----------------------------------------------------------    --------------- --------------- --------------- ---------------
NUMERATOR FOR EARNINGS PER COMMON SHARE CALCULATION:
    Net earnings                                               $      158.7    $      121.6    $      536.5    $      448.8
    Preference dividends, net of income tax benefit                    (3.8)           (3.6)          (11.3)          (10.8)
----------------------------------------------------------    --------------- --------------- --------------- ---------------
    Net earnings available to common shareholders, basic       $      154.9    $      118.0    $      525.2    $      438.0
----------------------------------------------------------    --------------- --------------- --------------- ---------------

    Net earnings                                               $      158.7    $      121.6    $      536.5    $      448.8
    Preference dividends, net of income tax benefit(1)                   --            (3.6)             --              --
    Effect of dilutive securities:
       Dilutive earnings adjustments                                   (0.1)             --            (0.4)            0.2
----------------------------------------------------------    --------------- --------------- --------------- ---------------
    Net earnings available to common shareholders, diluted     $      158.6    $      118.0    $      536.1    $      449.0
----------------------------------------------------------    --------------- --------------- --------------- ---------------
DENOMINATOR FOR EARNINGS PER COMMON SHARE CALCULATION:
    Weighted average common shares, basic                             391.0           391.8           390.8           391.1
    Effect of dilutive securities:
       ESOP preference stock(1)                                        10.8             --             10.8            10.6
       Stock options                                                    5.7             6.3             5.7             6.8
----------------------------------------------------------    --------------- --------------- --------------- ---------------
    Weighted average common shares, diluted                           407.5           398.1           407.3           408.5
----------------------------------------------------------    --------------- --------------- --------------- ---------------
BASIC EARNINGS PER COMMON SHARE                                $       0.40    $       0.30    $       1.34    $       1.12
----------------------------------------------------------    --------------- --------------- --------------- ---------------
DILUTED EARNINGS PER COMMON SHARE                              $       0.39    $       0.30    $       1.32    $       1.10
----------------------------------------------------------    --------------- --------------- --------------- ---------------

(1) In the third quarter of 1999, the assumed conversion of the ESOP preference stock would have increased diluted earnings per common share and, therefore, was not considered.

PART I                                                                   ITEM 1
-------------------------------------------------------------------------------
                                 CVS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5

On March 6, 2000, the Board of Directors approved a common stock repurchase program, which allows the Company to acquire up to $1 billion of its common stock primarily to fund certain employee benefit plans. During the third quarter of 2000, the Company repurchased 0.4 million shares of common stock at an aggregate cost of $13.7 million. From the inception of the program through September 30, 2000, the Company repurchased 4.7 million shares of common stock at an aggregate cost of $163.2 million.

NOTE 6

In accordance with Accounting Principles Board Opinion No. 16, "Business Combinations," Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" and Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company recorded, during the second quarter of 1998, a $147.3 million charge to operating expenses for direct and other merger-related costs pertaining to the CVS/Arbor merger transaction and certain restructuring activities (the "CVS/Arbor Charge"). The restructuring activities related to management's plan to close Arbor's Troy, Michigan corporate headquarters, terminate Arbor's corporate headquarters employees, and close certain store locations. Asset write-offs included in this charge totaled $41.2 million. The balance of the charge, $106.1 million, will require cash outlays of which $58.7 million had been incurred as of September 30, 2000.


Following is a reconciliation of the beginning and ending liability balances associated with the CVS/Arbor Charge as of September 30, 2000:

-------------------------------------- ------------- ------------ -------------------------------------- ------------
                                                                                Exit Costs
                                                                  --------------------------------------
                                          Merger       Employee    Noncancelable
                                        Transaction   Severance       Lease        Asset      Other Exit
IN MILLIONS                                Costs     & Benefits(1) Obligations(2) Write-offs     Costs        Total
-------------------------------------- ------------- ------------  ------------  ------------ ------------ ------------
CVS/Arbor Charge                         $  15.0       $  27.1      $  40.0      $  41.2      $  24.0      $ 147.3
Utilization through 1/1/00 - cash          (15.9)        (16.8)        (2.7)          --        (19.7)       (55.1)
Utilization through 1/1/00 - noncash          --            --           --        (41.2)          --        (41.2)
Transfer(3)                                  0.9            --           --           --         (0.9)          --
-------------------------------------- ------------- ------------ ------------  ------------ ------------ ------------
Balance as of 1/1/00                     $    --       $  10.3      $  37.3      $    --      $   3.4      $  51.0
Utilization through 9/30/00 - cash            --          (0.9)        (2.7)          --           --         (3.6)
-------------------------------------- ------------- ------------ ------------  ------------ ------------ ------------
BALANCE AS OF 9/30/00(4)                 $    --       $   9.4      $  34.6      $    --      $   3.4      $  47.4
-------------------------------------- ------------- ------------ ------------  ------------ ------------ ------------

(1) Employee severance extends through 2000. Employee benefits extend for a number of years to coincide with the payment of excess parachute payment excise taxes and related income tax gross-ups.
(2) Noncancelable lease obligations extend through 2020.
(3) The transfers between the components of the plan were recorded in the same period that the changes in estimates were determined. These amounts are considered to be immaterial.
(4) The Company believes that the reserve balances as of September 30, 2000 are adequate to cover the remaining liabilities associated with the CVS/Arbor Charge.

PART I                                      INDEPENDENT AUDITORS' REVIEW REPORT
-------------------------------------------------------------------------------


The Board of Directors and Shareholders of
CVS Corporation:

We have reviewed the consolidated condensed balance sheet of CVS Corporation as of September 30, 2000, and the related consolidated condensed statements of operations for the thirteen and thirty-nine week periods ended September 30, 2000 and September 25, 1999, and cash flows for the thirty-nine week periods then ended. These consolidated condensed financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of CVS Corporation as of January 1, 2000 and the related consolidated statements of operations, shareholders' equity, and cash flows for the fifty-three week period ended January 1, 2000 and the fifty-two week period ended December 26, 1998, (not presented herein); and in our report dated February 7, 2000 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of January 1, 2000, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/S/ KPMG LLP
-------------------------------

KPMG LLP

Providence, Rhode Island
October 27, 2000

PART I                                                                   ITEM 2
-------------------------------------------------------------------------------
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


INTRODUCTION

The following discussion explains the material changes in our results of operations for the thirteen and thirty-nine weeks ended September 30, 2000 and September 25, 1999 and the significant developments affecting our financial condition since January 1, 2000. We strongly recommend that you read our audited consolidated financial statements and footnotes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2000.

RESULTS OF OPERATIONS

THIRD QUARTER (Thirteen Weeks Ended September 30, 2000 versus September 25,
1999)

NET SALES for the third quarter of 2000 increased $604.6 million (or 14.0%) to $4.9 billion, compared to $4.3 billion in the third quarter of 1999. Same store sales, consisting of sales from stores that have been open for more than one year, rose 12.2%, while pharmacy same store sales increased 18.7%. Pharmacy sales were 63% of total sales in the third quarter of 2000, compared to 59% in the third quarter of 1999. Third party prescription sales were 89% of pharmacy sales during the third quarter of 2000, compared to 87% in the third quarter of 1999.

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

o Sales also benefited from our active relocation program which seeks to move our existing shopping center stores to larger, more convenient, freestanding locations. Historically, we have achieved significant improvements in customer count and net sales when we do this. The resulting increase in net sales has typically been driven by an increase in front store sales, which normally have a higher gross margin. We believe that our relocation program offers a significant opportunity for future growth, as only 37% of our existing stores are freestanding at September 30, 2000. Our long-term goal is to have 70-80% of our stores located in freestanding sites. We cannot, however, guarantee that future store relocations will deliver the same results as those historically achieved. Please read the "Cautionary Statement Concerning Forward-Looking Statements" section below.

GROSS MARGIN for the third quarter of 2000 increased $156.3 million (or 13.7%) to $1.3 billion, compared to $1.1 billion in the third quarter of 1999. Gross margin as a percentage of net sales for the third quarter of 2000 was 26.4%, compared to 26.5% of net sales in the third quarter of 1999.

Why has our gross margin rate been declining?

o Pharmacy sales are growing at a faster pace than front store sales. On average, our gross margin on pharmacy sales is lower than our gross margin on front store sales.

PART I                                                                   ITEM 2
-------------------------------------------------------------------------------
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

o Sales to customers covered by third party insurance programs have continued to increase and, thus, have become a larger part of our total pharmacy business. On average our gross margin on third party pharmacy sales is lower than our gross margin on cash pharmacy sales.

TOTAL OPERATING EXPENSES for the third quarter of 2000 were $1,012.7 million or 20.6% of net sales, compared to $921.4 million or 21.4% of net sales in the third quarter of 1999. During the third quarter of 2000, we recognized a $19.2 million pre-tax ($11.5 million after-tax) nonrecurring gain in total operating expenses representing partial payment of our share of the settlement proceeds from a class action lawsuit against certain manufacturers of brand name prescription drugs. If you exclude the effect of this nonrecurring gain, comparable total operating expenses for the third quarter of 2000 were $1,031.9 million or 21.0% of net sales, compared to $921.4 million or 21.4% of net sales in the third quarter of 1999.

What have we done to improve our total operating expenses as a percentage of net sales?

o Our strong sales performance has consistently allowed net sales to grow at a faster pace than total operating expenses.

o Our information technology initiatives have led to greater productivity, which has resulted in lower operating costs, particularly at the store level.

OPERATING PROFIT for the third quarter of 2000 increased $65.0 million (or 29.6%) to $284.7 million, compared to $219.7 million in the third quarter of 1999. If you exclude the effect of the nonrecurring gain we recognized during the third quarter of 2000, our comparable operating profit increased $45.8 million (or 20.8%) to $265.5 million, compared to $219.7 million in the third quarter of 1999. Comparable operating profit as a percentage of net sales was 5.4% in the third quarter of 2000, compared to 5.1% in the third quarter of 1999.

INTEREST EXPENSE, NET for the third quarter of 2000 was $20.1 million, compared to $13.7 million in the third quarter of 1999. Our interest expense totaled $21.3 million in the third quarter of 2000, compared to $15.8 million in the third quarter of 1999. Interest income was $1.2 million in the third quarter of 2000 versus $2.1 million in the third quarter of 1999. Our interest expense increased due to a combination of higher average interest rates and higher average borrowing levels during the third quarter of 2000.

INCOME TAX PROVISION ~ Our effective income tax rate was 40.0% for the third quarter of 2000, compared to 41.0% for the third quarter of 1999. The decrease in our effective income tax rate was primarily due to lower state income taxes.

NET EARNINGS for the third quarter of 2000 increased $37.1 million (or 30.5%) to $158.7 million, or $0.39 per diluted share, compared to $121.6 million, or $0.30 per diluted share, in the third quarter of 1999. If you exclude the effect of the nonrecurring gain we recognized in the third quarter of 2000, our comparable net earning increased $25.6 million (or 21.1%) to $147.2 million, or $0.36 per diluted share, compared to $121.6 million, or $0.30 per diluted share in the third quarter of 1999.

PART I                                                                   ITEM 2
-------------------------------------------------------------------------------
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

NINE MONTHS (Thirty-Nine Weeks Ended September 30, 2000 versus September 25,
1999)

NET SALES for the first nine months of 2000 increased $1.7 billion (or 13.0%) to $14.6 billion, compared to $12.9 billion in the first nine months of 1999. Same store sales, rose 11.1%, while pharmacy same store sales increased 17.5%. Pharmacy sales were 62% of total sales in the first nine months of 2000, compared to 59% in the first nine months of 1999. Third party prescription sales were 89% of pharmacy sales during the first nine months of 2000, compared to 86% in the first nine months of 1999. See "Third Quarter" above for further information about the factors that affected our net sales.

GROSS MARGIN for the first nine months of 2000 increased $432.2 million (or 12.3%) to $3.9 billion, compared to $3.5 billion in the first nine months of 1999. Gross margin as a percentage of net sales for the first nine months of 2000 was 26.9%, compared to 27.1% in the first nine months of 1999. See "Third Quarter" above for further information about the factors that affected our gross margin as a percentage of net sales.

TOTAL OPERATING EXPENSES for the first nine months of 2000 were $3.0 billion or 20.4% of net sales, compared to $2.7 billion or 20.9% of net sales in the first nine months of 1999. If you exclude the effect of the nonrecurring gain we recognized in the third quarter 2000, comparable total operating expenses were 20.5% of net sales in the first nine months of 2000 compared to 20.9% of net sales in the first nine months of 1999. See "Third Quarter" above for further information about the factors that affected our operating expenses as a percentage of net sales and the nonrecurring gain.

OPERATING PROFIT for the first nine months of 2000 increased $150.4 million (or 18.7%) to $953.5 million, compared to $803.1 million for the first nine months of 1999. If you exclude the effect of the nonrecurring gain we recognized during the third quarter of 2000, our comparable operating profit increased $131.2 million (or 16.3%) to $934.3 million, compared to $803.1 million for the first nine months of 1999. Comparable operating profit as a percentage of net sales was 6.4% in the first nine months of 2000, compared to 6.2% in the first nine months of 1999.

INTEREST EXPENSE, NET for the first nine months of 2000 was $59.2 million, compared to $42.5 million in the first nine months of 1999. Our interest expense totaled $62.4 million in the first nine months of 2000, compared to $48.3 million in the first nine months of 1999. Interest income was $3.2 million in the first nine months of 2000, compared to $5.8 million in the first nine months of 1999. Our interest expense increased due to a combination of higher average interest rates and higher average borrowing levels during the first nine months of 2000.

INCOME TAX PROVISION ~ Our effective income tax rate was 40.0% for the first nine months of 2000, compared to 41.0% for the first nine months of 1999. The decrease in our effective income tax rate was primarily due to lower state income taxes.

NET EARNINGS in the first nine months of 2000, increased $87.7 million (or 19.5%) to $536.5 million, or $1.32 per diluted share, compared to $448.8 million, or $1.10 per diluted share in the first nine months of 1999. If you exclude the effect of the nonrecurring gain we recognized in the third quarter of 2000, our comparable net earnings increased $76.2 million (or 17.0%) to $525.0 million, or $1.29 per diluted share in the first nine months of 2000 compared to $448.8 million, or $1.10 per diluted share in the first nine months of 1999.

PART I                                                                   ITEM 2
-------------------------------------------------------------------------------
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

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

Our commercial paper program is supported by a $670 million, five-year unsecured revolving credit facility which expires on May 30, 2002 and a $795 million, 364-day unsecured revolving credit facility which expires on May 25, 2001. We can also obtain short-term financing through various uncommitted lines of credit. As of September 30, 2000, we had $867.2 million of commercial paper outstanding at a weighted average interest rate of 6.7% and $35.1 million outstanding under the uncommitted lines of credit at a weighted average interest rate of 6.9%.

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

On March 6, 2000, the Board of Directors approved a common stock repurchase program, which allows the Company to acquire up to $1 billion of its common stock primarily to fund certain employee benefit plans. During the third quarter of 2000, the Company repurchased 0.4 million shares of common stock at an aggregate cost of $13.7 million. From the inception of the program through September 30, 2000, the Company repurchased 4.7 million shares of common stock at an aggregate cost of $163.2 million.

On September 18, 2000, the Company completed the acquisition of certain assets of Stadtlander Pharmacy of Pittsburgh, Pa., a subsidiary of Bergen Brunswig Corporation, for $124 million in cash plus the assumption of certain liabilities. The results of operations of Stadtlander have been included in the consolidated financial statements since this date.

NET CASH PROVIDED BY OPERATIONS ~ Net cash provided by operations decreased $13.4 million to $302.2 million during the first nine months of 2000, compared to $315.6 during the first nine months of 1999. The decrease in net cash provided by operations resulted primarily from additional investments in inventory and a decrease in accounts payable. As of September 30, 2000, the future cash payments associated with various restructuring programs totaled $107.3 million. These payments primarily include: (i) $18.6 million for employee severance and benefits, which extend for a number of years to coincide with the payment of retirement benefits, and (ii) $85.3 million for continuing lease obligations, which extend through 2020.

CAPITAL EXPENDITURES ~ Our additions to property and equipment totaled $496.6 million in the first nine months of 2000, compared to $484.8 million in the first nine months of 1999. During the first nine months of 2000, we opened 107 new stores, relocated 166 stores and closed 99 stores. As of September 30, 2000, we operated 4,106 retail and specialty pharmacy stores in 29 states and the District of Columbia, compared to 4,089 stores as of September 25, 1999. During the third quarter of 2000, we entered into a sale-leaseback transaction, resulting in net proceeds of $140.9 million, as a means of financing a portion of our store development program. The properties were sold at net book value and the resulting leases are being accounted for as operating leases.

PART I                                                                   ITEM 2
-------------------------------------------------------------------------------
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

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

o        our belief concerning the growth and profitability of CVS ProCare; and

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

PART I                                                                   ITEM 2
-------------------------------------------------------------------------------
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

OPERATING FACTORS
o our ability to continue to implement new computer systems and technologies;

o our ability to continue to secure suitable new store locations at favorable lease terms;

o the creditworthiness of the purchasers of former businesses whose store leases are guaranteed by CVS;

o        our ability to continue to purchase inventory on favorable terms;

o our ability to attract, hire and retain suitable pharmacists and management personnel;and

o our ability to establish effective advertising, marketing and promotional programs (including pricing strategies) in the different geographic markets in which we operate.

PART I                                                                   ITEM 3
-------------------------------------------------------------------------------
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments and believes that its exposure to market risk associated with other financial instruments, principally interest rate risk inherent in its debt portfolio, is not material.

PART II                                                                  ITEM 6
-------------------------------------------------------------------------------
                        EXHIBITS AND REPORTS ON FORM 8-K


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

          15.1    Letter re: Unaudited Interim Financial Information.

          27.1    Financial Data Schedule - September 30, 2000.



REPORTS ON FORM 8-K:
There were no Reports on Form 8-K filed during the third quarter of 2000.

SIGNATURES:
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

CVS Corporation
(REGISTRANT)

/S/ David B. Rickard
------------------------------
David B. Rickard
Executive Vice President
and Chief Financial Officer
November 14, 2000