Form 10-K
period 2000-12-30
CVS CORP
filed 2001-03-19
CIK 64803

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------
                                    FORM 10-K
                                 --------------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000

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

                                 (401) 765-1500
                                 --------------
              (Registrant's telephone number, including area code)

      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

 COMMON STOCK, PAR VALUE $0.01 PER SHARE                   NEW YORK STOCK EXCHANGE
 ---------------------------------------                   -----------------------
          Title of each class                     Name of each exchange on which registered


    SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $23,208,276,572 as of March 9, 2001, based on the closing price of the common stock on the New York Stock Exchange. For purposes of this calculation, only executive officers and directors are deemed to be the affiliates of the registrant. This amount excludes the value of 4,982,970 shares of Series One ESOP Convertible Preference Stock.

As of March 9, 2001, the registrant had 392,925,516 shares of common stock issued and outstanding.

                                 --------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Filings made by companies with the Securities and Exchange Commission sometimes "incorporate information by reference." This means that the company is referring you to information that was previously filed with the SEC, and this information is considered to be part of the filing you are reading. The following materials are incorporated by reference into this Form 10-K:

o Information contained on pages 18 through 38 of our 2000 Annual Report to Stockholders is incorporated by reference in response to Item 7 and 8 of
     Part II.

o Portions of our Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference in response to Items 10 through 13 of Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
PART I
     Item 1:    Business......................................................................................   2
     Item 2:    Properties....................................................................................   7
     Item 3:    Legal Proceedings.............................................................................   8
     Item 4:    Submission of Matters to a Vote of Security Holders...........................................   8
     Executive Officers of the Registrant ....................................................................   8

PART II
     Item 5:    Market for Registrant's Common Equity and Related Stockholder Matters.........................   9
     Item 6:    Selected Financial Data.......................................................................  10
     Item 7:    Management's Discussion and Analysis of Financial Condition and Results of Operations.........  10
     Item 7A:   Quantitative and Qualitative Disclosures About Market Risk....................................  11
     Item 8:    Financial Statements and Supplementary Data...................................................  11
     Item 9:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........  11

PART III
     Item 10:   Directors and Executive Officers of the Registrant............................................  11
     Item 11:   Executive Compensation........................................................................  11
     Item 12:   Security Ownership of Certain Beneficial Owners and Management................................  11
     Item 13:   Certain Relationships and Related Transactions................................................  11

PART IV
     Item 14:   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............................  12
     Independent Auditors' Report.............................................................................  15
     Schedule II - Valuation and Qualifying Accounts..........................................................  16
     Signatures ..............................................................................................  17

                                     PART I

ITEM 1. -- BUSINESS

OVERVIEW ~ CVS Corporation is a leader in the retail drugstore industry in the United States with net sales of $20.1 billion in fiscal 2000. We are the largest retail drugstore chain in the nation based on store count and hold the number one market share in 34 of the top 100 U.S. drugstore markets, more than any other retail drugstore chain. We also filled more prescriptions than any other retail drugstore chain in America during fiscal 2000. Our current operations are grouped into four businesses: Retail Pharmacy, Pharmacy Benefit Management ("PBM"), Specialty Pharmacy and Internet Pharmacy.

       RETAIL PHARMACY ~ As of December 30, 2000, the Retail Pharmacy business included 4,087 retail drugstores, located in 24 states and the District of Columbia, operating under the CVS or CVS/pharmacy name. CVS/pharmacy stores sell prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, greeting cards, film and photofinishing services, beauty products and cosmetics, seasonal merchandise and convenience foods. Existing stores generally range in size from approximately 8,000 to 12,000 square feet, although most new stores are based on our standard 10,880 square foot freestanding buildings, which typically include a drive-thru pharmacy. The Retail Pharmacy is our only reportable segment as it represented approximately 97% of consolidated net sales and operating profit in fiscal 2000.

       PHARMACY BENEFIT MANAGEMENT ~ The PBM business provides a full range of prescription benefit management services to managed care and other organizations. These services include plan design and administration, formulary management, mail order pharmacy services, claims processing and generic substitution. The PBM business operates under the PharmaCare Management Services name. One feature that sets PharmaCare apart from other prescription benefit management providers is its proprietary Clinical Information Management System. CIMS is a unique communication system designed to help PharmaCare's clients manage pharmaceutical utilization by facilitating clinical communications between the payer, patient, physician and pharmacist. The improved communication enables physicians to direct utilization to the more clinically effective therapy. PharmaCare currently manages more than 9 million lives and ranks as one of the top ten PBMs in the nation.

       SPECIALTY PHARMACY ~ As of December 30, 2000, the Specialty Pharmacy business includes mail order facilities and 46 retail pharmacies, located in seventeen states and the District of Columbia, operating under the CVS ProCare name. CVS ProCare is the leading player in the highly fragmented $14 billion market for patients requiring complex and expensive drug therapies for long-term health conditions, including treatments for HIV/AIDS, organ transplants, infertility, and conditions such as multiple sclerosis and growth hormone deficiency. With its September 2000 acquisition of Stadtlander Pharmacy of Pittsburgh Pennsylvania, a subsidiary of Bergen Brunswig Corporation, CVS ProCare established itself as the leading specialty mail order pharmacy, and the only one offering integrated retail and mail order services. Stores are typically 1,500 square feet and include a limited general merchandise offering targeted to this specific patient population.

       INTERNET PHARMACY ~ The Internet Pharmacy business includes a mail order facility and a complete online retail pharmacy, operating under the CVS.com name. CVS.com enables customers to order prescriptions and general merchandise over the internet for in-store pickup or mail delivery and receive the latest health news and general health information.

CVS Corporation is a Delaware corporation. Our Store Support Center (corporate office) is located at One CVS Drive, Woonsocket, Rhode Island 02895, telephone
(401) 765-1500.

CVS/PHARMACY STORES

OPERATING STRATEGY ~ Our operating strategy is to provide a broad assortment of high-quality merchandise at competitive prices using a retail format that emphasizes service, innovation and convenience. One of the keys to our strategy is technology, which allows us to constantly improve service and explore ways to provide more personalized product offerings and services. We believe our continuing to be the first to market with new products and services, using innovative marketing, introducing more products which are unique to CVS and adjusting our mix of merchandise to match customer needs and preferences is very important in our ability to maintain customer satisfaction.

CUSTOMERS ~ During fiscal 2000, we served an average of 2.5 million customers per day. Since our sales are to numerous customers, including managed care organizations, the loss of any one customer would not have a material effect on the business. No single customer, including managed care organizations, accounts for more than ten percent of our total sales.

PRODUCTS ~ A typical CVS/pharmacy store sells prescription drugs and a wide assortment of high-quality, nationally advertised brand name and private label merchandise. General merchandise categories include over-the-counter drugs, greeting cards, film and photofinishing services, beauty products and cosmetics, seasonal merchandise and convenience foods.

We centrally purchase most of our merchandise, including prescription drugs, directly from numerous manufacturers and distributors. This purchasing strategy allows us to take advantage of the promotional and volume discount programs that certain manufacturers and distributors offer to retailers. During fiscal 2000, approximately 85% of the merchandise we purchased was received by our distribution centers for redistribution to our stores, while the balance was shipped directly to the stores. We believe that competitive sources are readily available for substantially all of the products we carry and the loss of any one supplier would not have a material effect on the business.

To complement the national brand name products we offer, we also carry a full range of high-quality private label products that are only available through CVS. We carried over 1,500 CVS brand products, which accounted for approximately 12% of our front store sales during fiscal 2000. Due to the success of our private label program, we will continue to assess opportunities to expand our range of private label product offerings.

OPERATIONS ~ As of December 30, 2000, we operated 4,087 CVS and CVS/pharmacy stores, approximately a fourth of which operated on an extended hour or 24-hour basis. Store operations are divided into two areas, pharmacy and front store:

         PHARMACY ~ Retail pharmacy sales increased 18.2% to $12.6 billion, representing 63% of total sales in fiscal 2000, compared to 59% in fiscal 1999 and 58% in fiscal 1998. During fiscal 2000, we filled 297 million prescriptions, or approximately 11% of the U.S. retail market, which was more than any other retailer. We believe that our pharmacy operations will continue to represent a critical part of our business and strategy due to our ability to attract and retain managed care customers, favorable industry trends and our on-going program of purchasing patient prescription files from independent pharmacies.

         The growth in managed care has substantially increased the use of prescription drugs. Managed care providers have made the cost of prescription drugs more affordable to a greater number of people and supported prescription drug therapy as an alternative to more expensive forms of treatment, such as surgery. Payments by third party managed care providers under prescription drug plans represented 89% of our total pharmacy sales in fiscal 2000, compared to 87% in fiscal 1999 and 84% in fiscal 1998.

         In a typical third party payment plan, we contract with a third party payer (such as an insurance company, a prescription benefit management company, a governmental agency, a private employer, a health maintenance organization or other managed care provider) that agrees to pay for all or a portion of a customer's eligible prescription purchases in exchange for reduced prescription rates. Although third party payment plans provide a high volume of prescription drug sales, these sales typically generate lower gross margins than other sales due to the cost containment efforts of third party payers and the increasing competition among pharmacies for this business. To address this trend, we have dropped and/or renegotiated a number of third party programs that fell below our minimum profitability standards. These continuing efforts have resulted in a stabilization of third party rates. However, in the event this trend were to continue and we elect to drop additional programs and/or decide not to participate in future programs that fall below our minimum profitability standards, we may not be able to sustain our current rate of sales growth.

         The U.S. retail pharmacy market is estimated to exceed $143 billion in sales for 2000. The pharmacy market is expected to continue to be among the fastest growing segments in the retail sector as it continues to benefit from favorable industry trends. These trends include an aging American population consuming a greater number of prescription drugs, pharmaceuticals being used more often as the first line of defense for managing illness and the introduction and aggressive marketing of several successful new drugs. Each of these trends is contributing to a strong prescription drug industry, which we believe will continue to fuel the future growth of our pharmacy sales.

         Our pharmacy business also benefits from a program, in which we purchase prescription files from independent pharmacies. During fiscal 2000, we purchased patient prescription files from over 300 independent pharmacies. We believe that these prescription files are productive investments. In many cases, the independent pharmacist will join CVS, thereby providing continuity in the pharmacist-patient relationship.

         FRONT STORE ~ Front store sales, which are generally higher margin than pharmacy sales, increased to $7.2 billion, representing 37% of total sales in fiscal 2000, compared to 41% in fiscal 1999 and 42% in fiscal 1998. We believe that effective management of the mix of merchandise in our stores has been a primary factor in our front store sales gains and will continue to fuel front store sales growth and increase customer satisfaction. We intend to continue our front store growth by continuing to be the first to market with new products and services, using innovative marketing, introducing more products which are unique to CVS and adjusting our mix of merchandise to match customer needs and preferences. Examples of this are our aggressive expansion of unique photo services, which has resulted in CVS becoming a leader in one-hour and online photo services and one of Kodak's largest online customers. After thorough testing in certain markets, we are currently beginning the chain wide rollout of our new relationship marketing program, the ExtraCare Card. Through the ExtraCare Card, we will offer special promotions and incentives to our best customers to reward their patronage and encourage increased loyalty.

STORE DEVELOPMENT ~ The addition of new stores has played, and will continue to play, a major role in our continued growth and success. Our store development program focuses on three areas: entering new markets, adding stores within existing markets and relocating stores to more convenient, freestanding sites. During fiscal 2000, we opened 388 new stores, which included 35 CVS ProCare stores and 230 relocations. During the last three years we opened over 1,200 new and relocated stores, or over a quarter of our existing store base. We expect to open approximately 300 new stores during fiscal 2001 about half of which are expected to be relocations. During fiscal 2000, we entered four new markets:
Chicago, the 2nd largest U.S. drugstore market; Tampa, Florida, the 16th largest U.S. drugstore market; Orlando, Florida, the 27th largest U.S. drugstore market and Grand Rapids, Michigan, the 69th largest U.S. drugstore market. During fiscal 2001, we plan to enter Fort Lauderdale, Florida, the 23rd largest U.S. drugstore market and Las Vegas, Nevada, the 38th largest U.S. drugstore market. Going forward, we expect to enter at least two to three new markets each year. As we open new stores, we maintain our objective of securing a strong position in each market that our stores serve. In fiscal 2000, we held the number one or number two market position in approximately 75% of the 59 top 100 U.S. drugstore markets we served. Our strong market positions provide us with several important advantages, including an ability to save on advertising and distribution costs and an ability to attract managed care providers, who want to provide their members with convenient access to pharmacy services.

A key part of our store development program is our relocation effort. Our relocation program actively seeks to relocate many of our strip shopping center locations to freestanding sites. Because of their more convenient locations and larger size, relocated stores have typically realized significant improvements in customer count and revenues, driven largely by increased sales of higher margin front store merchandise. We believe our relocation program offers a significant opportunity for future growth, as only 39% of our existing stores were freestanding as of December 30, 2000. We currently expect to have approximately 44% of our stores in freestanding locations by the end of fiscal 2001. Our long-term goal is to have approximately 80% of our stores located in freestanding sites. We cannot, however, guarantee that future store relocations will achieve similar results as those historically achieved.

We believe that continuing to grow our store base and locating stores in desirable geographic markets are essential components to competing effectively in the current managed care environment. As a result, we believe that our store development program is an integral part of our ability to maintain our leadership position in the retail drugstore industry.

WORKING CAPITAL PRACTICES ~ We generally finance our inventory and capital expenditure requirements with internally generated funds and our commercial paper program. We currently expect to continue to utilize our commercial paper program during fiscal 2001 to support our working capital needs. In addition, we may elect to use additional long-term borrowings and/or other financing sources in the future to support our continued growth. Due to the nature of the retail drugstore business, the majority of our non-pharmacy sales are in cash, while third party insurance programs, which typically settle in less than 30 days, represented 89% of our pharmacy sales in fiscal 2000. Our customer returns are not significant.

INFORMATION SYSTEMS ~ We have invested significantly in information systems to enable us to deliver a high level of customer service while lowering costs and increasing operating efficiency. Our client-server based systems permit rapid and flexible system development to meet changing business needs, while our scaleable technical architecture enables us to efficiently expand our network to accommodate new stores.

       PHARMACY SYSTEMS ~ The Rx2000 computer system enables our pharmacists to fill prescriptions more efficiently, giving the pharmacists more time to spend with customers. The system facilitates the management of third party healthcare plans and enables us to provide managed care providers with a level of information which we believe is unmatched by our competitors. We also continue to make significant progress on our Excellence in Pharmacy Innovation and Care ("EPIC") program. EPIC is a multiyear project that is reengineering the way our pharmacies communicate and fill prescriptions. The project includes integrated workflow improvements, proprietary systems technology and automated pill-counting machines in high volume stores. We expect EPIC to improve quality assurance and customer service, while reducing labor costs. We were one of the first in the industry to introduce Drug Utilization Review technology that checks for harmful interactions between prescription drugs, other-the-counter products, vitamins and herbal remedies. We were also one of the first in the industry to install a chain wide automatic prescription refill system, called Rapid Rx Refill, which enables customers to order prescription refills 24 hours a day using a touch-tone telephone. Together, these initiatives are expected to continue to enhance pharmacy productivity, increase capacity, lower costs and improve service by lowering customer wait times and enabling pharmacists to spend more time with customers.

       FRONT STORE SYSTEMS ~ Our point-of-sale scanning technology has enabled us to develop an advanced retail database of information. We use this information to quickly analyze data on a store-by-store basis to develop targeted marketing and merchandising strategies. We can also analyze the impact of pricing, promotion and mix on a category's sales and profitability, enabling us to develop tactical merchandising plans for each category by market. We believe that effective category management increases customer satisfaction and that our category management approach has been a primary factor in front store comparable sales gains. Our supply chain initiatives, including our Promotional Forecasting and Allocation system and an improved store-level Assisted Inventory Management system, will more effectively link our stores and distribution centers with suppliers to speed the delivery of merchandise to our stores in a manner that both reduces out-of-stock positions and lowers our investment in inventory. We have already begun to experience tangible benefits from our supply chain initiatives and we expect to continue to do so.

ASSOCIATE DEVELOPMENT ~ As of December 30, 2000, we employed approximately 99,000 associates, about 48,000 of whom are part-time employees working less than 30 hours per week. To deliver the highest levels of service to our customers and partners, we devote considerable time and attention to our people and service standards. We emphasize attracting and training friendly and helpful associates to work in our stores and throughout our organization. Our pharmacists consistently rank among the best in the industry on measurements of trust, relationship building and accessibility. This high level of service and expertise has played a key role in the growth of our company.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS ~ Certain statements we make in this Annual Report on Form 10-K (as well as in other public filings, our 2000 Annual Report and Letter to Our Shareholders, our web site, press releases and oral statements made by Company management and/or representatives), constitute forward-looking statements, which are subject to risks and uncertainties. Forward-looking statements include information concerning:

     o    our belief concerning future sales and net earnings growth;

     o    our belief concerning the growth and profitability of CVS ProCare;

     o    our belief concerning the growth of our free cash flow;

     o our ability to continue to reduce selling, general and administrative expenses as a percentage of net sales;

     o our belief that we have sufficient cash flows to support working capital needs, capital expenditures and debt service requirements;

     o our planned store development, including store openings, number of freestanding locations, new market entries and capital expenditures;

     o our belief that we can continue to improve sales and operating performance by relocating existing in-line stores to freestanding locations;

     o    our belief concerning the profitability of CVS.com;

     o our belief that we can continue to reduce inventory levels and improve inventory turnover; and

     o our future results of operations, including sales and earnings per common share growth and cost savings and synergies following the Revco and Arbor mergers.


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

     o    adverse determinations with respect to litigation or other claims;

     o our ability to attract, hire and retain suitable pharmacists and management personnel; and

     o our ability to establish effective advertising, marketing and promotional programs (including pricing strategies) in the different geographic markets in which we operate.

ITEM 2. -- PROPERTIES

We lease most of our stores under long-term leases that vary as to rental amounts, expiration dates, renewal options and other rental provisions. We do not think that any individual store lease is significant in relation to our overall business. For additional information on the amount of our rental obligations for our leases, we refer you to the caption Leases on page 29 of "Notes to Consolidated Financial Statements" in our Annual Report to Stockholders for the fiscal year ended December 30, 2000.

Following is a breakdown by state of our 4,133 retail and specialty pharmacy store locations as of December 30, 2000:

---------------------------------------------------------------------------------------------------------------------
Alabama*                         137       Maine                             19     Oregon*                         1
California*                        9       Maryland*                        172     Pennsylvania*                 342
Connecticut                      125       Massachusetts*                   324     Rhode Island*                  55
Delaware                           2       Michigan                         240     South Carolina*               177
District of Columbia*             50       Minnesota*                         1     Tennessee*                    141
Florida*                          31       Missouri*                          1     Texas*                          4
Georgia*                         280       New Hampshire                     29     Vermont                         2
Hawaii*                            1       New Jersey                       209     Virginia                      244
Illinois                          73       New York*                        404     Washington*                     1
Indiana                          274       North Carolina                   275     West Virginia                  55
Kentucky                          67       Ohio                             388
---------------------------------------------------------------------------------------------------------------------

* State store totals include CVS ProCare stores, which totaled 46 stores located in 17 States and the District of Columbia as of December 30, 2000.

As of December 30, 2000, we owned approximately two percent of our 4,133 retail and specialty pharmacy drugstores. Net selling space for our retail and specialty pharmacy drugstores increased from 30.3 million square feet as of January 1, 2000, to 30.8 million square feet as of December 30, 2000.

Our stores are supported by ten company-owned distribution centers, which are located in Rhode Island, New Jersey, Virginia, Indiana, Alabama, Pennsylvania, Tennessee, North Carolina, South Carolina and Michigan. These distribution centers contain an aggregate of approximately 5,400,000 square feet. In addition, we lease additional space near our distribution centers to handle certain distribution needs. We also lease approximately 199,000 square feet in mail order service facilities located in Ohio and Pennsylvania.

We own our corporate headquarters located in Woonsocket, Rhode Island, which contains an aggregate of approximately 552,000 square feet. We also lease approximately 352,000 square feet in office buildings in Rhode Island, Massachusetts and Washington state.

In addition, in connection with certain business dispositions completed between 1991 and 1997, we continue to guarantee lease obligations for approximately 1,300 former stores. We are indemnified for these guarantee obligations by the respective purchasers. These guarantees generally remain in effect for the initial lease term and any extension thereof pursuant to a renewal option provided for in the lease prior to the time of the disposition. For additional information, we refer you to the caption Commitments & Contingencies on page 33 of "Notes to Consolidated Financial Statements" in our Annual
Report to Stockholders for the fiscal year ended December 30, 2000.

We believe that at the end of existing lease terms, our current leased space can be either re-leased or replaced by alternate space for lease or purchase that is readily available.

ITEM 3. -- LEGAL PROCEEDINGS

We have litigation arising from the normal course of business. In the opinion of management and our independent counsel, we do not believe that any existing claims or litigation will have a material adverse effect on our consolidated financial condition, results of operations or future cash flows.

ITEM 4. -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 30, 2000.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The following is included as an unnumbered item in Part I of this Report and set forth the name, age and biographical information for each of our executive officers as of December 30, 2000. In each case the officer's term of office extends to the date of the board of directors meeting following the next annual meeting of stockholders of the Company. Previous positions and responsibilities held by each of the executive officers over the past five years are indicated below:

    ROSEMARY MEDE, age 54, Senior Vice President--Human Resources of CVS Corporation since April 2000 and Senior Vice President--Human Resources of CVS Pharmacy, Inc. since October 1997; Vice President/General Manager of Business Services, Becton Dickinson & Co. from December 1995 to September 1997.

    LARRY J. MERLO, age 45, Executive Vice President--Stores of CVS Corporation since April 2000 and Executive Vice President--Stores of CVS Pharmacy, Inc. since March 1998; Senior Vice President--Stores of CVS Pharmacy, Inc. from January 1994 to March 1998.

    DAVID B. RICKARD, age 54, Executive Vice President and Chief Financial Officer of CVS Corporation and CVS Pharmacy, Inc. since September 1999; Senior Vice President and Chief Financial Officer of RJR Nabisco Holdings Corporation from March 1997 through August 1999; Executive Vice President, International Distillers and Vintners Americas, November 1996 through March 1997; Finance Director, International Distillers and Vintners, August 1995 to November 1996.

    THOMAS M. RYAN, age 48, Chairman of the Board and Chief Executive Officer of CVS Corporation and CVS Pharmacy, Inc. since April 1999 and President of CVS Corporation and CVS Pharmacy, Inc. since May 2000; Chief Executive Officer and President of CVS Corporation from May 1998 to April 1999; Vice Chairman of the Board and Chief Operating Officer of CVS Corporation from October 1996 to May 1998; Chief Executive Officer and President of CVS Pharmacy, Inc. from January 1994 to April 1999; director of FleetBoston Financial Corporation and Reebok International Ltd.

    DOUGLAS A. SGARRO, age 41, Senior Vice President--Administration and Chief Legal Officer of CVS Corporation since April 2000 and Senior Vice President--Administration and Chief Legal Officer of CVS Pharmacy, Inc. since September 1997; President of CVS Realty Co., a real estate development company and a division of CVS Pharmacy, Inc., since October 1999; partner in the New York City office of the law firm of Brown & Wood LLP from January 1993 to August 1997; director of Frontline Capital Group since June 2000; director of Rhode Island Economic Development Corporation (state instrumentality charged with promoting economic development in Rhode Island) since March 2000.

    LARRY D. SOLBERG, age 53, Senior Vice President--Finance and Controller of CVS Corporation since April 2000 and Senior Vice President--Finance and Controller of CVS Pharmacy, Inc. since March 1996; Vice President and Controller of CVS Pharmacy, Inc. from October 1994 to March 1996.

    LARRY J. ZIGERELLI, age 42, Executive Vice President--Marketing of CVS Corporation and CVS Pharmacy, Inc. since April 2000; Executive Vice President, Corporate Development of CVS Pharmacy, Inc. from February 1999 to March 2000; Vice President and General Manager, Food and Beverage--Latin America, The Procter & Gamble Company ("Procter & Gamble") from June 1998 until January 1999; Vice President and General Manager, Puerto Rico and the Caribbean, Procter & Gamble from October 1994 to May 1998.

                                     PART II

ITEM 5. -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since October 16, 1996, our common stock has been listed on the New York Stock Exchange under the symbol "CVS." The table below sets forth the low and high sales prices of our common stock on the New York Stock Exchange Composite Tape as reported in THE WALL STREET JOURNAL and the quarterly cash dividends declared per share of common stock during the periods indicated.

-----------------------------------------------------------------------------------------------------------------------
                                           First Quarter  Second Quarter  Third Quarter  Fourth Quarter  Fiscal Year
-----------------------------------------------------------------------------------------------------------------------
2000:
    High                                      $    40.63     $    46.75     $    46.31      $    59.94     $    59.94
    Low                                            28.00          35.88          34.38           44.31          28.00
-----------------------------------------------------------------------------------------------------------------------
  Dividends per common share(1)                   0.0575         0.0575         0.0575          0.0575         0.2300
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
1999:
    High                                      $    56.44     $    52.06     $    53.00      $    45.75     $    56.44
    Low                                            45.50          40.50          37.75           30.31          30.31
-----------------------------------------------------------------------------------------------------------------------
  Dividends per common share(1)                   0.0575         0.0575         0.0575          0.0575         0.2300
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------

(1) Future dividend payments will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors.

As of March 9, 2001, there were approximately 12,100 registered shareholders according to the records maintained by our transfer agent.

ITEM 6. -- SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with "Item
8. -- Financial Statements and Supplementary Data" and "Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected consolidated financial data of CVS Corporation as of and for the periods indicated in the five-year period ended December 30, 2000 have been derived from the audited consolidated financial statements of CVS Corporation, which consolidated financial statements have been audited by KPMG LLP.


-----------------------------------------------------------------------------------------------------------------------
                                                                         FISCAL YEAR
                                              2000            1999           1998            1997            1996
IN MILLIONS, EXCEPT PER SHARE AMOUNTS      (52 WEEKS)      (53 WEEKS)     (52 WEEKS)      (52 WEEKS)      (52 WEEKS)
-----------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
 Net sales                                 $ 20,087.5      $ 18,098.3      $ 15,273.6     $ 13,749.6      $ 11,831.6
 Gross margin(1)                              5,361.7         4,861.4         4,129.2        3,718.3         3,300.9
 Selling, general & administrative            3,742.4         3,448.0         2,949.0        2,776.0         2,490.8
 Depreciation and amortization                  296.6           277.9           249.7          238.2           205.4
 Merger, restructuring and other
    nonrecurring charges                          --              --            178.6          422.4            12.8
-----------------------------------------------------------------------------------------------------------------------
 Operating profit(2)                          1,322.7         1,135.5           751.9          281.7           591.9
 Other expense (income), net                     79.3            59.1            60.9           44.1           (51.5)
 Income tax provision                           497.4           441.3           306.5          149.2           271.0
-----------------------------------------------------------------------------------------------------------------------
 Earnings from continuing operations
    before extraordinary item(3)           $    746.0      $    635.1      $    384.5     $     88.4      $    372.4
-----------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE DATA:
 Earnings from continuing operations
    before extraordinary item:(3)
      Basic                                $     1.87      $     1.59      $     0.96     $     0.20      $     0.98
      Diluted                                    1.83            1.55            0.95           0.19            0.95
 Cash dividends per common share                0.230           0.230           0.225          0.220           0.220
-----------------------------------------------------------------------------------------------------------------------
BALANCE SHEET AND OTHER DATA:
 Total assets                              $  7,949.5      $  7,275.4      $  6,686.2     $  5,920.5      $  6,014.9
 Long-term debt                                 536.8           558.5           275.7          290.4         1,204.8
 Total shareholders' equity                   4,304.6         3,679.7         3,110.6        2,626.5         2,413.8
 Number of stores (at end of period)            4,133           4,098           4,122          4,094           4,204
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

(2) Operating profit includes the pre-tax effect of the charges discussed in Note (1) above and the following merger, restructuring and other nonrecurring charges and gain: (i) in 2000, $19.2 million ($11.5 million after-tax) nonrecurring gain in total operating expenses, which represented a partial payment of our share of the settlement proceeds from a class action lawsuit against certain manufacturers of brand name prescription drugs, (ii) in 1998, $147.3 million ($101.3 million after-tax) charge related to the merger of CVS and Arbor and $31.3 million ($18.4 million after-tax) of nonrecurring costs incurred in connection with eliminating Arbor's information technology systems and Revco's noncompatible store merchandise fixtures, (iii) in 1997, $337.1 million ($229.8 million after-tax) charge related to the merger of CVS and Revco, $54.3 million ($32.0 million after-tax) of nonrecurring costs incurred in connection with eliminating Revco's information technology systems and noncompatible store merchandise fixtures and $31.0 million ($19.1 million after-tax) charge related to the restructuring of Big B, Inc., (iv) in 1996, $12.8 million ($6.5 million after-tax) charge related to the write-off of costs incurred in connection with the failed merger of Rite Aid Corporation and Revco.

(3) Earnings from continuing operations before extraordinary item and earnings per common share from continuing operations before extraordinary item include the after-tax effect of the charges and gain discussed in Notes (1) and (2) above and a $121.4 million ($72.1 million after-tax) gain realized during 1996 upon the sale of equity securities received as partial proceeds from the sale of Marshalls during 1995.


ITEM 7. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We refer you to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report to Stockholders for the fiscal year ended December 30, 2000 on pages 18 through 20.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into any transactions using derivative financial instruments or derivative commodity instruments and we believe that our exposure to market risk associated with other financial instruments (such as fixed and variable rate borrowings), are not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

We refer you to the "Consolidated Statements of Operations," "Consolidated Balance Sheets," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" and "Independent Auditors' Report" contained in our Annual Report to Stockholders for the fiscal year ended December 30, 2000 on pages 21 through 38.

ITEM 9. -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No events have occurred which would require disclosure under this Item.



                                    PART III

ITEM 10. -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We refer you to our Proxy Statement for the 2001 Annual Meeting of Stockholders in Item 1 under the captions "Biographies of our Board Nominees," "Committees of the Board of CVS," and in Item 4 under "Section 16(a) Beneficial Ownership Reporting Compliance." Biographical information on our executive officers is contained in Item I of this Annual Report on Form 10-K.

ITEM 11. -- EXECUTIVE COMPENSATION

We refer you to our Proxy Statement for the 2001 Annual Meeting of Stockholders in Item 1 under the captions "Director Compensation," "Compensation Committee Interlocks and Insider Participation," "Compensation Committee Report on Executive Compensation," "Summary Compensation Table," "Stock Options," "Stock Performance Graph" and "Certain Executive Arrangements."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We refer you to our Proxy Statement for the 2001 Annual Meeting of Stockholders in Item 1 under the captions "Share Ownership of Directors and Certain Executive Officers" and "Share Ownership of Principal Stockholders."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We refer you to our Proxy Statement for the 2001 Annual Meeting of Stockholders in Item 1 under the caption "Transactions with Directors and Officers."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A.   DOCUMENTS FILED AS PART OF THIS REPORT:

     1.  FINANCIAL STATEMENTS:

     The following financial statements are incorporated by reference from pages 21 through 38 of our Annual Report to Stockholders for the fiscal year ended December 30, 2000, as provided in Item 8. hereof:

       Management's Responsibility for Financial Reporting...........................................          21
       Independent Auditor's Report..................................................................          21
       Consolidated Statements of Operations for the fiscal years ended December 30, 2000,
             January 1, 2000 and December 26, 1998...................................................          22
       Consolidated Balance Sheets as of December 30, 2000 and January 1, 2000.......................          23
       Consolidated Statements of Shareholders' Equity for the fiscal years ended
             December 30, 2000, January 1, 2000 and December 26, 1998................................          24
       Consolidated Statements of Cash Flows for the fiscal years ended December 30, 2000
             January 1, 2000 and December 26, 1998...................................................          25
       Notes to Consolidated Financial Statements....................................................     26 - 38

     2.  FINANCIAL STATEMENT SCHEDULES

     The following financial statement schedule is filed on page 16 of this report: Schedule II -- Valuation and Qualifying Accounts. All other financial statement schedules are omitted because they are not applicable or the information is included in the financial statements or related notes.

B. REPORTS ON FORM 8-K

There were no Current Reports on Form 8-K filed during the fourth quarter of fiscal 2000.

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

   4.2*                  Indenture, dated as of February 11, 1999, between CVS Corporation and The Bank of New York

  EXHIBIT                DESCRIPTION
  -------                -----------
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

  EXHIBIT                DESCRIPTION
  -------                -----------
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

  10.19*                 CVS Corporation 1996 Directors Stock Plan, as amended and restated [incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
                         January 1, 2000].

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

  10.27*                 Description of the Long-Term Performance Share Plan [incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 2000].

  10.28*                 Description of the Executive Retention Program [incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000].

  10.29*                 364-day Credit Agreement dated as of May 26, 2000 by and among the Registrant, the lenders party hereto, Fleet National Bank, as Syndication Agent, Credit Suisse First Boston, as
                         Documentation Agent and The Bank of New York, as Administrative Agent [incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000].

  13                     Portions of the 2000 Annual Report to Shareholders of CVS Corporation which are specifically designated in this Form 10-K as being incorporated by reference.

  21                     Subsidiaries of the Registrant

  23                     Consent of KPMG LLP


                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
CVS Corporation:

Under date of February 1, 2001, we reported on the consolidated balance sheets of CVS Corporation and subsidiaries as of December 30, 2000 and January 1, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the fifty-two week period ended December 30, 2000, the fifty-three week period ended January 1, 2000 and the fifty-two week period ended December 26, 1998. These consolidated financial statements and our report thereon are incorporated by reference in the December 30, 2000 Annual Report on Form 10-K of CVS Corporation. In connection with our audits of the aforementioned consolidated financial statements, we also audited the consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
------------
KPMG LLP

Providence, Rhode Island
February 1, 2001

                                 CVS CORPORATION
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

-----------------------------------------------------------------------------------------------------------------------------
                                                                 BALANCE AT       ADDITIONS        WRITE-OFFS       BALANCE
                                                                BEGINNING OF   CHARGED TO BAD      CHARGED TO          AT
IN MILLIONS                                                         YEAR         DEBT EXPENSE       ALLOWANCE     END OF YEAR
-----------------------------------------------------------------------------------------------------------------------------
ACCOUNTS RECEIVABLE -- ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Fiscal Year Ended December 30, 2000                                $  41.1        $  29.2            $  22.4        $  47.9
-----------------------------------------------------------------------------------------------------------------------------
Fiscal Year Ended January 1, 2000                                     39.8           22.8               21.5           41.1
-----------------------------------------------------------------------------------------------------------------------------
Fiscal Year Ended December 26, 1998                                   39.2           22.4               21.8           39.8
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             CVS CORPORATION

Date:  March 19, 2001                        By:  /s/ DAVID B. RICKARD
                                                ------------------------
                                                David B. Rickard
                                                Executive Vice President and
                                                Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                                        TITLE(S)                                  DATE
              ---------                                        --------                                  ----
         /s/ EUGENE APPLEBAUM                                  Director                             March 19, 2001
         --------------------
           Eugene Applebaum

         /s/ W. DON CORNWELL                                   Director                             March 19, 2001
         -------------------
           W. Don Cornwell

        /s/ THOMAS P. GERRITY                                  Director                             March 19, 2001
        ---------------------
          Thomas P. Gerrity

       /s/ STANLEY P. GOLDSTEIN                                Director                             March 19, 2001
       ------------------------
         Stanley P. Goldstein

         /s/ MARIAN L. HEARD                                   Director                             March 19, 2001
         -------------------
           Marian L. Heard

         /s/ WILLIAM H. JOYCE                                  Director                             March 19, 2001
         --------------------
           William H. Joyce

       /s/ TERRY R. LAUTENBACH                                 Director                             March 19, 2001
       -----------------------
         Terry R. Lautenbach

         /s/ TERRENCE MURRAY                                   Director                             March 19, 2001
         -------------------
           Terrence Murray

         /s/ DAVID B. RICKARD            Executive Vice President and Chief Financial Officer       March 19, 2001
         --------------------                        (Principal Financial Officer)
           David B. Rickard

        /s/ SHELI Z. ROSENBERG                                 Director                             March 19, 2001
        ----------------------
          Sheli Z. Rosenberg

          /s/ THOMAS M. RYAN              Chairman of the Board and Chief Executive Officer         March 19, 2001
          ------------------                        (Principal Executive Officer)
            Thomas M. Ryan

        /s/ IVAN G. SEIDENBERG                                 Director                             March 19, 2001
        ----------------------
          Ivan G. Seidenberg

         /s/ LARRY D. SOLBERG                       Vice President and Controller                   March 19, 2001
         --------------------                      (Principal Accounting Officer)
           Larry D. Solberg