Form 10-Q
period 2001-03-31
CVS CORP
filed 2001-05-11
CIK 64803

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934




For the Quarterly Period Ended                            Commission File Number
March 31, 2001                                                         001-01011


                                 CVS CORPORATION
                                ----------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


       DELAWARE                                         05-0494040
------------------------                 ---------------------------------------
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

Yes     X     No
     -------     ----


      Common Stock, $0.01 par value, issued and outstanding at May 8, 2001:

                               393,307,728 shares

================================================================================

================================================================================

                                      INDEX

                                                                                                        PAGE

PART I

    Item 1.   Financial Statements

              Consolidated Condensed Statements of Operations -
                 Thirteen Weeks Ended March 31, 2001 and April 1, 2000                                   3

              Consolidated Condensed Balance Sheets -
                 As of March 31, 2001 and December 30, 2000                                              4

              Consolidated Condensed Statements of Cash Flows -
                 Thirteen Weeks Ended March 31, 2001 and April 1, 2000                                   5

              Notes to Consolidated Condensed Financial Statements                                       6

              Independent Auditors' Review Report                                                        9

    Item 2.   Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                                   10

    Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                 14


PART II

    Item 6.   Exhibits and Reports on Form 8-K                                                           15

    Signature Page                                                                                       15

PART I                                                                    ITEM 1
--------------------------------------------------------------------------------
                                 CVS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

------------------------------------------------------------------------------------------
                                                                    13 WEEKS ENDED
                                                              MARCH 31,          April 1,
IN MILLIONS, EXCEPT PER SHARE AMOUNTS                              2001              2000
------------------------------------------------------------------------------------------
Net sales                                                   $   5,385.9       $   4,739.5
Cost of goods sold, buying and warehousing costs                3,932.5           3,439.5
------------------------------------------------------------------------------------------
   Gross margin                                                 1,453.4           1,300.0
Selling, general and administrative expenses                      993.4             893.3
Depreciation and amortization                                      78.6              71.8
------------------------------------------------------------------------------------------
   Total operating expenses                                     1,072.0             965.1
------------------------------------------------------------------------------------------
Operating profit                                                  381.4             334.9
Interest expense, net                                              15.7              16.1
------------------------------------------------------------------------------------------
Earnings before income tax provision                              365.7             318.8
Income tax provision                                              144.0             127.5
------------------------------------------------------------------------------------------
Net earnings                                                      221.7             191.3
Preference dividends, net of income tax benefit                     3.7               3.8
------------------------------------------------------------------------------------------
Net earnings available to common shareholders               $     218.0       $     187.5
------------------------------------------------------------------------------------------

BASIC EARNINGS PER COMMON SHARE:
   Net earnings                                             $      0.56       $      0.48
------------------------------------------------------------------------------------------
   Weighted average basic common shares outstanding               392.8             391.1
------------------------------------------------------------------------------------------

DILUTED EARNINGS PER COMMON SHARE:
   Net earnings                                             $      0.54       $      0.47
------------------------------------------------------------------------------------------
   Weighted average diluted common shares outstanding             411.3             407.1
------------------------------------------------------------------------------------------
Dividends declared per common share                         $    0.0575       $    0.0575
------------------------------------------------------------------------------------------

See accompanying notes to consolidated condensed financial statements.

PART I                                                                    ITEM 1
--------------------------------------------------------------------------------
                                 CVS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS

-------------------------------------------------------------------------------------------------------------
                                                                               (UNAUDITED)
                                                                                 MARCH 31,      December 30,
IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS                                       2001              2000
-------------------------------------------------------------------------------------------------------------
ASSETS:
   Cash and cash equivalents                                                   $     299.8       $     337.3
   Accounts receivable, net                                                          893.7             824.5
   Inventories                                                                     3,821.4           3,557.6
   Deferred income taxes                                                             126.9             124.9
   Other current assets                                                              102.4              92.3
-------------------------------------------------------------------------------------------------------------
     TOTAL CURRENT ASSETS                                                          5,244.2           4,936.6

   Property and equipment, net                                                     1,802.3           1,742.1
   Goodwill, net                                                                     860.1             818.5
   Other assets                                                                      468.2             452.3
-------------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                              $   8,374.8       $   7,949.5
-------------------------------------------------------------------------------------------------------------

LIABILITIES:
   Accounts payable                                                            $   1,230.8       $   1,351.5
   Accrued expenses                                                                1,052.2           1,001.4
   Short-term borrowings                                                             549.6             589.6
   Current portion of long-term debt                                                  21.6              21.6
-------------------------------------------------------------------------------------------------------------
     TOTAL CURRENT LIABILITIES                                                     2,854.2           2,964.1

   Long-term debt                                                                    836.6             536.8
   Deferred income taxes                                                              28.0              28.0
   Other long-term liabilities                                                       117.8             116.0

SHAREHOLDERS' EQUITY:
   Preference stock, series one ESOP convertible, par value $1.00:
     authorized 50,000,000 shares; issued and outstanding 4,963,000 shares
     at March 31, 2001 and 5,006,000 shares at December 30, 2000                     265.3             267.5
   Common stock, par value $0.01: authorized 1,000,000,000 shares; issued
     407,980,000 shares at March 31, 2001 and 407,395,000
     shares at December 30, 2000                                                       4.1               4.1
   Treasury stock, at cost: 14,673,000 shares at March 31, 2001 and
     15,073,000 shares at December 30, 2000                                         (394.7)           (404.9)
   Guaranteed ESOP obligation                                                       (240.6)           (240.6)
   Capital surplus                                                                 1,520.2           1,493.8
   Retained earnings                                                               3,383.9           3,184.7
-------------------------------------------------------------------------------------------------------------
     TOTAL SHAREHOLDERS' EQUITY                                                    4,538.2           4,304.6
-------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $   8,374.8       $   7,949.5
-------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated condensed financial statements.

PART I                                                                    ITEM 1
--------------------------------------------------------------------------------
                                 CVS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

----------------------------------------------------------------------------------------------------------
                                                                                    13 WEEKS ENDED
                                                                              MARCH 31,          April 1,
IN MILLIONS                                                                        2001              2000
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                             $     221.7       $     191.3
   Adjustments required to reconcile net earnings to net cash used in operating activities:
      Depreciation and amortization                                                78.6              71.8
      Deferred income taxes and other noncash items                                 0.2               5.8
   Change in operating assets and liabilities,
    providing/(requiring) cash, net of effects
    from acquisitions:
      Accounts receivable, net                                                    (69.2)             (3.2)
      Inventories                                                                (263.8)           (212.8)
      Other current assets                                                         (7.2)            (28.5)
      Other assets                                                                 (3.6)            (52.6)
      Accounts payable                                                           (120.7)           (170.1)
      Accrued expenses                                                             68.8              51.3
      Other long-term liabilities                                                   1.9               1.3
----------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                             (93.3)           (145.7)
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                           (126.0)           (140.5)
   Acquisitions, net of cash acquired                                             (81.5)            (55.6)
   Proceeds from sale or disposal of assets                                         6.3               3.1
----------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                            (201.2)           (193.0)
----------------------------------------------------------------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES:
   (Reductions in) additions to short-term borrowings                             (40.0)            471.8
   Dividends paid                                                                 (22.6)            (22.5)
   Additions to (reductions in) long-term debt                                    296.7              (0.3)
   Proceeds from exercise of stock options                                         22.9               1.1
   Purchase of treasury shares                                                       --            (104.8)
----------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         257.0             345.3
----------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                              (37.5)              6.6
Cash and cash equivalents at beginning of period                                  337.3             230.0
----------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $     299.8       $     236.6
----------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated condensed financial statements.

PART I                                                                    ITEM 1
--------------------------------------------------------------------------------
                                 CVS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1

The accompanying consolidated condensed financial statements of CVS Corporation ("CVS" or the "Company") have been prepared without audit, in accordance with the rules and regulations of the Securities and Exchange Commission. In accordance with such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

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

The Retail Pharmacy segment, which includes 4,080 retail drugstores located in 24 states and the District of Columbia, operates under the CVS/pharmacy name. The Retail Pharmacy segment is the Company's only reportable segment.

The PBM segment provides a full range of prescription benefit management services to managed care providers and other organizations. These services include plan design and administration, formulary management, mail order pharmacy services, claims processing and generic substitution. The PBM segment operates under the PharmaCare Management Services name.

The Specialty Pharmacy segment, which includes mail order facilities and 47 retail pharmacies located in 18 states and the District of Columbia, operates under the CVS ProCare name. The Specialty Pharmacy segment focuses on supporting individuals that require complex and expensive drug therapies.

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

Following is a reconciliation of the Company's business segments to the consolidated condensed financial statements as of and for the thirteen weeks ended March 31, 2001 and April 1, 2000:

----------------------------------------------------------------------------------
                                  Retail Pharmacy      All Other    Consolidated
IN MILLIONS                               Segment       Segments          Totals
----------------------------------------------------------------------------------
13 WEEKS ENDED:
 MARCH 31, 2001:
     Net sales                         $   5,164.1    $     221.8     $   5,385.9
     Operating profit                        380.0            1.4           381.4
 April 1, 2000:
     Net sales                         $   4,585.9    $     153.6     $   4,739.5
     Operating profit                        333.9            1.0           334.9
----------------------------------------------------------------------------------
Total assets:
 MARCH 31, 2001                        $   7,891.8    $     483.0     $   8,374.8
 December 30, 2000                         7,498.8          450.7         7,949.5
----------------------------------------------------------------------------------


NOTE 3

Following are the components of net interest expense:

-----------------------------------------------------------------------
                                           13 WEEKS ENDED
IN MILLIONS                      MARCH 31, 2001        April 1, 2000
-----------------------------------------------------------------------
Interest expense                         $   17.0             $   17.0
Interest income                              (1.3)                (0.9)
-----------------------------------------------------------------------
    Interest expense, net                $   15.7             $   16.1
-----------------------------------------------------------------------


NOTE 4

On March 22, 2001, the Company privately placed $300 million of 5.625% unsecured senior notes due March 15, 2006. The Company may redeem these notes at any time, in whole or in part, at a defined redemption price plus accrued interest. Proceeds from the notes were used to repay outstanding commercial paper.

NOTE 5

On December 31, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment to FASB Statement No. 133." These statements, which establish the accounting and financial reporting requirements for derivative instruments, require companies to recognize derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

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

When computing diluted earnings per common share, the Company assumes that the ESOP preference stock is converted into common stock and all dilutive stock options are exercised. After the assumed ESOP preference stock conversion, the ESOP Trust would hold common stock rather than ESOP preference stock and would receive common stock dividends (currently $0.23 per share) rather than ESOP preference stock dividends (currently $3.90 per share). Since the ESOP Trust uses the dividends it receives to service its debt, the Company would have to increase its contribution to the ESOP Trust to compensate it for the lower dividends. This additional contribution would reduce the Company's net earnings, which in turn, would reduce the amounts that would have to be accrued under the Company's incentive compensation plans. Diluted earnings per common share is computed by dividing: (i) net earnings, after accounting for the difference between the dividends on the ESOP preference stock and common stock and after making adjustments for the incentive compensation plans by (ii) Basic Shares plus the additional shares that would be issued assuming that all dilutive stock options are exercised and the ESOP preference stock is converted into common stock.

Following is a reconciliation of basic and diluted earnings per common share for the thirteen weeks ended:

--------------------------------------------------------------------------------------------------------
                                                                              13 WEEKS ENDED

IN MILLIONS, EXCEPT PER SHARE AMOUNTS                                   MARCH 31, 2001     April 1, 2000
--------------------------------------------------------------------------------------------------------
NUMERATOR FOR EARNINGS PER COMMON SHARE CALCULATION:
  Net earnings                                                              $  221.7           $  191.3
  Preference dividends, net of income tax benefit                               (3.7)              (3.8)
--------------------------------------------------------------------------------------------------------
  Net earnings available to common shareholders, basic                      $  218.0           $  187.5
--------------------------------------------------------------------------------------------------------

  Net earnings                                                              $  221.7           $  191.3
  Effect of dilutive securities:
   Dilutive earnings adjustments                                                (0.5)              (0.1)
--------------------------------------------------------------------------------------------------------
  Net earnings available to common shareholders, diluted                    $  221.2           $  191.2
--------------------------------------------------------------------------------------------------------
DENOMINATOR FOR EARNINGS PER COMMON SHARE CALCULATION:
  Weighted average common shares, basic                                        392.8              391.1
  Effect of dilutive securities:
   ESOP preference stock                                                        10.7               10.8
   Stock options                                                                 7.8                5.2
--------------------------------------------------------------------------------------------------------
  Weighted average common shares, diluted                                      411.3              407.1
--------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER COMMON SHARE                                             $   0.56           $   0.48
--------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER COMMON SHARE                                           $   0.54           $   0.47
--------------------------------------------------------------------------------------------------------

PART I                                       INDEPENDENT AUDITORS' REVIEW REPORT
--------------------------------------------------------------------------------


The Board of Directors and Shareholders of
CVS Corporation:

We have reviewed the consolidated condensed balance sheet of CVS Corporation as of March 31, 2001, and the related consolidated condensed statements of operations for the thirteen week periods ended March 31, 2001 and April 1, 2000, and cash flows for the thirteen week periods then ended. These consolidated condensed financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of CVS Corporation as of December 30, 2000 and the related consolidated statements of operations, shareholders' equity, and cash flows for the fifty-two week period then ended (not presented herein); and in our report dated February 1, 2001 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 30, 2000, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/S/ KPMG LLP
-------------------------------

KPMG LLP

Providence, Rhode Island
April 30, 2001

PART I                                                                    ITEM 2
--------------------------------------------------------------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

The following discussion explains the material changes in our results of operations for the thirteen weeks ended March 31, 2001 and April 1, 2000 and the significant developments affecting our financial condition since December 30, 2000. We strongly recommend that you read our audited consolidated financial statements and footnotes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

RESULTS OF OPERATIONS

FIRST QUARTER  (THIRTEEN WEEKS ENDED MARCH 31, 2001 VERSUS APRIL 1, 2000)

NET SALES for the first quarter of 2001 increased $646.4 million (or 13.6%) to $5.4 billion, compared to $4.7 billion in the first quarter of 2000. Same store sales, consisting of sales from stores that have been open for more than one year, rose 11.3%, while pharmacy same store sales increased 17.6%.

As you review our sales performance, we believe you should consider the following important information:

     o Our pharmacy sales growth continued to benefit from our ability to attract and retain managed care customers and favorable industry trends. These trends include an aging American population; many "baby boomers" are now in their fifties and are consuming a greater number of prescription drugs. The increased use of pharmaceuticals as the first line of defense for healthcare and the introduction of a number of successful new prescription drugs also contributed to the growing demand for pharmacy services.

     o Sales also benefited from our active relocation program which seeks to move our existing shopping center stores to larger, more convenient, freestanding locations. Historically, we have achieved significant improvements in customer count and net sales when we do this. The resulting increase in net sales has typically been driven by an increase in front store sales, which normally have a higher gross margin. We believe that our relocation program offers a significant opportunity for future growth, as only 40% of our existing stores were freestanding as of March 31, 2001. Our long-term goal is to have 70-80% of our stores located in freestanding sites. We cannot, however, guarantee that future store relocations will deliver the same results as those historically achieved. Please read the "Cautionary Statement Concerning Forward-Looking Statements" section below.

GROSS MARGIN for the first quarter of 2001 increased $153.4 million (or 11.8%) to $1.5 billion, compared to $1.3 billion in the first quarter of 2000. Gross margin as a percentage of net sales for the first quarter of 2001 was 27.0%, compared to 27.4% of net sales in the first quarter of 2000.

Why has our gross margin rate been declining?

     o Pharmacy sales are growing at a faster pace than front store sales. On average, our gross margin on pharmacy sales is lower than our gross margin on front store sales. Pharmacy sales were 67% of total sales in the first quarter of 2001, compared to 62% in the first quarter of 2000.

     o Sales to customers covered by third party insurance programs have continued to increase and, thus, have become a larger part of our total pharmacy business. On average, our gross margin on third party pharmacy sales is lower than our gross margin on cash pharmacy sales. Third party prescription sales were 90% of pharmacy sales during the first quarter of 2001, compared to 88% in the first quarter of 2000.

PART I                                                                    ITEM 2
--------------------------------------------------------------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


TOTAL OPERATING EXPENSES for the first quarter of 2001 were 19.9% of net sales, compared to 20.4% of net sales in the first quarter of 2000. During the first quarter of 2001, we received $14.2 million of settlement proceeds from a class action lawsuit against certain manufacturers of brand name prescription drugs. We elected to contribute the entire $14.2 million in proceeds to the CVS Charitable Trust, Inc. to fund future charitable giving. As a result, the net effect of these two nonrecurring items had no impact on our net earnings for the first quarter of 2001.

What have we done to improve our total operating expenses as a percentage of net sales?

     o Our strong sales performance has consistently allowed net sales to grow at a faster pace than total operating expenses.

     o Our information technology initiatives have led to greater productivity, which has resulted in lower operating costs, particularly at the store level.

OPERATING PROFIT for the first quarter of 2001 increased $46.5 million (or 13.9%) to $381.4 million, compared to $334.9 million in the first quarter of 2000. Operating profit as a percentage of net sales was 7.1% in the first quarter of both 2001 and 2000.

INTEREST EXPENSE, NET for the first quarter of 2001 was $15.7 million, compared to $16.1 million in the first quarter of 2000. Our interest expense totaled $17.0 million in the first quarter of both 2001 and 2000. Interest income was $1.3 million in the first quarter of 2001 versus $0.9 million in the first quarter of 2000.

INCOME TAX PROVISION ~ Our effective income tax rate was 39.4% for the first quarter of 2001, compared to 40.0% for the first quarter of 2000. The decrease in our effective income tax rate was primarily due to lower state income taxes and a decrease in the amount of goodwill amortization that is not deductible for income tax purposes.

NET EARNINGS for the first quarter of 2001 increased $30.4 million (or 15.9%) to $221.7 million, or $0.54 per diluted share, compared to $191.3 million, or $0.47 per diluted share, in the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY ~ We generally finance our working capital and capital expenditure requirements with internally generated funds and our commercial paper program. In addition, we may elect to use additional long-term borrowings, and/or other financing sources in the future to support our continued growth.

Our commercial paper program is supported by a $670 million, five-year unsecured revolving credit facility which expires on May 30, 2002 and a $795 million, 364-day unsecured revolving credit facility, which expires on May 25, 2001. During the second quarter of 2001, we expect to replace the $795 million credit facility with a similar facility. As of March 31, 2001, we had $549.6 million of commercial paper outstanding at a weighted average interest rate of 5.2%.

On March 22, 2001, we privately placed $300 million of 5.625% unsecured senior notes due March 15, 2006. We may redeem these notes at any time, in whole or in part, at a defined redemption price plus accrued interest. Proceeds from the notes were used to repay outstanding commercial paper.

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

NET CASH USED IN OPERATIONS ~ Net cash used in operations decreased $52.4 million to $93.3 million during the first quarter of 2001, compared to $145.7 during the first quarter of 2000. The improvement in net cash used in operations was primarily the result of higher net earnings.

CAPITAL EXPENDITURES ~ Our additions to property and equipment totaled $126.0 million in the first quarter of 2001, compared to $140.5 million in the first quarter of 2000. During the first quarter of 2001, we opened 14 new stores, relocated 24 stores and closed 20 stores. During the remainder of fiscal 2001, we plan to open approximately 260 new or relocated stores. As of March 31, 2001, we operated 4,127 retail and specialty pharmacy stores in 31 states and the District of Columbia, compared to 4,078 stores as of April 1, 2000.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS ~ Certain statements in this Form 10-Q (as well as in our other public filings, web site, press releases and oral statements made by Company management and/or representatives), constitute forward-looking statements, which are subject to risks and uncertainties. Forward-looking statements include information concerning:

     o our future results of operations, including sales and earnings per common share growth;

     o our ability to continue to reduce selling, general and administrative expenses as a percentage of net sales;

     o    our belief concerning the growth and profitability of CVS ProCare;

     o    our belief concerning the growth and profitability of CVS.com;

     o    our belief concerning our ability to increase our free cash flow;

     o our belief that we will have sufficient cash flows to support our future working capital needs, capital expenditures and debt service requirements;

     o our belief that we can continue to reduce inventory levels and improve inventory turnover;

     o our planned store development program, including store openings, number of freestanding locations, new markets and capital expenditures; and

     o our belief that we can continue to improve operating performance by relocating existing in-line stores to freestanding locations.

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

OPERATING FACTORS

     o our ability to continue to implement new information systems and technologies;

     o our ability to continue to secure suitable new store locations at favorable lease terms;

     o    our ability to continue to purchase inventory on favorable terms;

     o our ability to attract, hire and retain suitable pharmacists and management personnel;

     o our ability to establish effective advertising, marketing and promotional programs (including pricing strategies) in the different geographic markets in which we operate; and

     o the creditworthiness of the purchasers of former businesses whose store leases are guaranteed by CVS.

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

     10.1     1997 Incentive Compensation Plan, As Amended and Restated

     15.1     Letter re: Unaudited Interim Financial Information.



REPORTS ON FORM 8-K:

On March 19, 2001, we filed a Current Report on Form 8-K in connection with our announcement that we privately placed $300 million of 5.625% unsecured senior notes due March 2006.

On March 30, 2001, we filed a Current Report on Form 8-K to amplify our explanation of the change in our future minimum lease payments from our Annual Report on Form 10-K for the fiscal year ended January 1, 2000 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

CVS Corporation
(REGISTRANT)

/s/ David B. Rickard
--------------------

David B. Rickard
Executive Vice President
and Chief Financial Officer

May 11, 2001