Form 10-Q
period 2001-06-30
CVS CORP
filed 2001-08-14
CIK 64803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the Quarterly Period Ended	Commission File Number
June 30, 2001	001-01011

CVS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	05-0494040

(State of Incorporation)	(I.R.S. Employer Identification Number)

One CVS Drive, Woonsocket, Rhode Island 02895

(Address of principal executive offices)

             Telephone:  (401) 765-1500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Common Stock, $0.01 par value, issued and outstanding at August 7, 2001:
391,549,447 shares

Part I	Item 1

CVS Corporation
Consolidated Condensed Statements of Operations
(Unaudited)

	13 Weeks Ended		26 Weeks Ended

In millions, except per share amounts	June 30, 2001	July 1, 2000	June 30, 2001	July 1, 2000

Net sales	$5,494.2	$4,942.8	$10,880.1	$9,682.3
Cost of goods sold, buying and warehousing costs	4,035.8	3,607.0	7,968.3	7,046.5

Gross margin	1,458.4	1,335.8	2,911.8	2,635.8
Selling, general and administrative expenses	1,036.2	928.5	2,029.6	1,821.8
Depreciation and amortization	80.2	73.4	158.8	145.2

Total operating expenses	1,116.4	1,001.9	2,188.4	1,967.0

Operating profit	342.0	333.9	723.4	668.8
Interest expense, net	15.1	23.0	30.8	39.1

Earnings before income tax provision	326.9	310.9	692.6	629.7
Income tax provision	128.9	124.4	272.9	251.9

Net earnings	198.0	186.5	419.7	377.8
Preference dividends, net of income tax benefit	3.7	3.7	7.4	7.5

Net earnings available to common shareholders	$194.3	$182.8	$412.3	$370.3

Basic earnings per common share:
Net earnings	$0.49	$0.47	$1.05	$0.95

Weighted average basic common shares outstanding	393.5	390.3	393.2	390.7

Diluted earnings per common share:
Net earnings	$0.48	$0.46	$1.02	$0.93

Weighted average diluted common shares outstanding	411.1	408.0	411.2	407.2

Dividends declared per common share	$0.0575	$0.0575	$0.1150	$0.1150

See accompanying notes to consolidated condensed financial statements.

CVS Corporation
Consolidated Condensed Balance Sheets

In millions, except share and per share amounts	(Unaudited)June 30, 2001	December 30, 2000

Assets:
Cash and cash equivalents	$273.8	$337.3
Accounts receivable, net	934.1	824.5
Inventories	3,920.0	3,557.6
Deferred income taxes	129.4	124.9
Other current assets	98.4	92.3

Total current assets	5,355.7	4,936.6

Property and equipment, net	1,886.5	1,742.1
Goodwill, net	858.3	818.5
Other assets	471.2	452.3

Total assets	$8,571.7	$7,949.5

Liabilities:
Accounts payable	$1,423.7	$1,351.5
Accrued expenses	938.3	1,001.4
Short-term borrowings	479.5	589.6
Current portion of long-term debt	21.6	21.6

Total current liabilities	2,863.1	2,964.1

Long-term debt	836.4	536.8
Deferred income taxes	28.0	28.0
Other long-term liabilities	117.2	116.0

Shareholders’ equity:
Preference stock, series one ESOP convertible, par value $1.00: authorized 50,000,000 shares; issued and outstanding 4,932,000 shares at June 30, 2001 and 5,006,000 shares at December 30, 2000	263.6	267.5

Common stock, par value $0.01: authorized 1,000,000,000 shares; issued 408,347,000 shares at June 30, 2001 and 407,395,000 shares at December 30, 2000	4.1	4.1

Treasury stock, at cost: 14,602,000 shares at June 30, 2001 and 15,073,000 shares at December 30, 2000	(392.8)	(404.9)

Guaranteed ESOP obligation	(240.6)	(240.6)
Capital surplus	1,533.5	1,493.8
Retained earnings	3,559.2	3,184.7

Total shareholders’ equity	4,727.0	4,304.6

Total liabilities and shareholders’ equity	$8,571.7	$7,949.5

See accompanying notes to consolidated condensed financial statements.

CVS Corporation
Consolidated Condensed Statements of Cash Flows
 (Unaudited)

	26 Weeks Ended
In millions	June 30, 2001	July 1, 2000

Cash flows from operating activities:
Net earnings	$419.7	$377.8
Adjustments required to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	158.8	145.2
Deferred income taxes and other noncash items	2.5	3.7
Change in operating assets and liabilities, providing/(requiring) cash, net of effects from acquisitions:
Accounts receivable, net	(109.6)	(59.8)
Inventories	(362.4)	(54.6)
Other current assets	(4.3)	(16.0)
Other assets	(3.8)	(59.9)
Accounts payable	72.2	(350.3)
Accrued expenses	(47.4)	7.6
Other long-term liabilities	1.3	(9.9)

Net cash provided by (used in) operating activities	127.0	(16.2)

Cash flows from investing activities:
Additions to property and equipment	(275.8)	(306.4)
Acquisitions (net of cash acquired) and investments	(99.0)	(90.4)
Proceeds from sale or disposal of assets	11.3	6.3

Net cash used in investing activities	(363.5)	(390.5)

Cash flow from financing activities:
(Reductions in) additions to short-term borrowings	(110.1)	520.0
Dividends paid	(45.2)	(45.0)
Additions to (reductions in) long-term debt	296.4	(0.5)
Proceeds from exercise of stock options	31.9	34.2
Purchase of treasury shares	—	(149.5)

Net cash provided by financing activities	173.0	359.2

Net decrease in cash and cash equivalents	(63.5)	(47.5)
Cash and cash equivalents at beginning of period	337.3	230.0

Cash and cash equivalents at end of period	$273.8	$182.5

See accompanying notes to consolidated condensed financial statements.

CVS Corporation
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 1

The accompanying consolidated condensed financial statements of CVS Corporation (“CVS” or the “Company”) have been prepared without audit, in accordance with the rules and regulations of the Securities and Exchange Commission. In accordance with such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

In the opinion of management, the accompanying consolidated condensed financial statements include all adjustments (consisting only of normal recurring adjustments) which are necessary to present a fair statement of the Company’s results of operations for the interim periods presented. Because of the influence of various factors on the Company’s operations, including certain holidays and other seasonal influences, net earnings for any interim period may not be comparable to the same interim period in previous years or necessarily indicative of earnings for the full fiscal year.

Certain reclassifications have been made to the consolidated condensed financial statements of prior periods to conform to the current period presentation.

Note 2

The Company currently operates four business segments: Retail Pharmacy, Pharmacy Benefit Management (“PBM”), Specialty Pharmacy and Internet Pharmacy. The Company’s business segments are operating units that offer different products and services, and require distinct technology and marketing strategies.

The Retail Pharmacy segment, which includes 4,082 retail drugstores located in 24 states and the District of Columbia, operates under the CVS/pharmacy name. The Retail Pharmacy segment is the Company’s only reportable segment.

The PBM segment provides a full range of prescription benefit management services to managed care providers and other organizations. These services include plan design and administration, formulary management, mail order pharmacy services, claims processing and generic substitution. The PBM segment operates under the PharmaCare Management Services name.

The Specialty Pharmacy segment, which includes mail order facilities and 48 retail pharmacies located in 19 states and the District of Columbia, operates under the CVS ProCare name. The Specialty Pharmacy segment focuses on supporting individuals that require complex and expensive drug therapies.

The Internet Pharmacy segment, which includes a mail order facility and a complete online retail pharmacy, operates under the CVS.com name.

The Company evaluates segment performance based on operating profit before intersegment profits.

Following is a reconciliation of the Company’s business segments to the consolidated condensed financial statements for the thirteen and twenty-six weeks ended June 30, 2001 and July 1, 2000 and total assets as of June 30, 2001 and December 30, 2000:

In millions	Retail Pharmacy Segment	All Other Segments	Consolidated Totals

13 weeks ended:
June 30, 2001:
Net sales	$5,280.4	$213.8	$5,494.2
Operating profit	338.8	3.2	342.0
July 1, 2000:
Net sales	$4,806.5	$136.3	$4,942.8
Operating profit	329.9	4.0	333.9

26 weeks ended:
June 30, 2001:
Net sales	$10,444.5	$435.6	$10,880.1
Operating profit	718.8	4.6	723.4
July 1, 2000:
Net sales	$9,392.4	$289.9	$9,682.3
Operating profit	663.8	5.0	668.8

Total assets:
June 30, 2001	$8,057.1	$514.6	$8,571.7
December 30, 2000	7,498.8	450.7	7,949.5

Note 3

Following are the components of net interest expense for the thirteen and twenty-six week periods listed below:

	13 Weeks Ended		26 Weeks Ended
In millions	June 30, 2001	July 1, 2000	June 30, 2001	July 1, 2000

Interest expense	$16.1	$24.1	$33.1	$41.1
Interest income	(1.0)	(1.1)	(2.3)	(2.0)

Interest expense, net	$15.1	$23.0	$30.8	$39.1

Note 4

Basic earnings per common share is computed by dividing: (i) net earnings, after deducting the after-tax dividends on the ESOP preference stock, by (ii) the weighted average number of common shares outstanding during the period (the “Basic Shares”).

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

Following is a reconciliation of basic and diluted earnings per common share for the thirteen and twenty-six week periods listed below:

	13 weeks ended		26 weeks ended
In millions, except per share amounts	June 30, 2001	July 1, 2000	June 30, 2001	July 1, 2000

Numerator for earnings per common share calculation:
Net earnings	$198.0	$186.5	$419.7	$377.8
Preference dividends, net of income tax benefit	(3.7)	(3.7)	(7.4)	(7.5)

Net earnings available to common shareholders, basic	$194.3	$182.8	$412.3	$370.3

Net earnings	$198.0	$186.5	$419.7	$377.8
Effect of dilutive securities:
Dilutive earnings adjustments	(0.5)	(0.1)	(1.0)	(0.2)

Net earnings available to common shareholders, diluted	$197.5	$186.4	$418.7	$377.6

Denominator for earnings per common share calculation:
Weighted average common shares, basic	393.5	390.3	393.2	390.7
Effect of dilutive securities:
ESOP preference stock	10.7	10.8	10.7	10.8
Stock options	6.9	6.9	7.3	5.7

Weighted average common shares, diluted	411.1	408.0	411.2	407.2

Basic earnings per common share	$0.49	$0.47	$1.05	$0.95

Diluted earnings per common share	$0.48	$0.46	$1.02	$0.93

Independent Auditors’ Review Report

The Board of Directors and Shareholders of
CVS Corporation:

We have reviewed the consolidated condensed balance sheet of CVS Corporation as of June 30, 2001, and the related consolidated condensed statements of operations for the thirteen and twenty-six week periods ended June 30, 2001 and July 1, 2000, and cash flows for the twenty-six week periods then ended. These consolidated condensed financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of CVS Corporation as of December 30, 2000 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the fifty-two week period then ended (not presented herein); and in our report dated February 1, 2001 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 30, 2000, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

KPMG LLP
Providence, Rhode Island July 30, 2001

Part I	Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion explains the material changes in our results of operations for the thirteen and twenty-six weeks ended June 30, 2001 and July 1, 2000 and the significant developments affecting our financial condition since December 30, 2000. We strongly recommend that you read our audited consolidated financial statements and footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

The following discussion contains forward-looking statements which are subject to risks and uncertainties which could cause actual results to differ materially, please read the “Cautionary Statement Concerning Forward-Looking Statements” section below.

Results of Operations

Second Quarter  (Thirteen Weeks Ended June 30, 2001 versus July 1, 2000)

Net sales for the second quarter of 2001 increased $551.4 million (or 11.2%) to $5.5 billion, compared to $4.9 billion in the second quarter of 2000. Same store sales, consisting of sales from stores that have been open for more than one year, rose 8.3%, while pharmacy same store sales increased 13.2%.

As you review our sales performance, we believe you should consider the following important information:

•	Our pharmacy sales growth continued to benefit from our ability to attract and retain managed care customers and favorable industry trends. These trends include an aging American population; many “baby boomers” are now in their fifties and are consuming a greater number of prescription drugs. The increased use of pharmaceuticals as the first line of defense for healthcare and the introduction of a number of successful new prescription drugs has also historically contributed to the growing demand for pharmacy services.

•	Sales also benefited from our active relocation program which seeks to move our existing shopping center stores to larger, more convenient, freestanding locations. Historically, we have achieved significant improvements in customer count and net sales when we do this. The resulting increase in net sales has typically been driven by an increase in front store sales, which normally have a higher gross margin. We believe that our relocation program offers a significant opportunity for future growth, as only 40% of our existing stores were freestanding as of June 30, 2001. Our current long-term goal is to have 70-80% of our stores located in freestanding sites. We cannot, however, guarantee that future store relocations will deliver the same results as those historically achieved.

•	Sales were negatively impacted by continuing pharmacy operational problems combined with the weakening economy. Our pharmacy operational problems primarily resulted from the ongoing industry-wide pharmacist shortage caused by a number of major pharmacy schools transitioning their curriculum from five-year to six-year programs. We believe the pharmacy operational isues, which included reduced pharmacy hours, closed pharmacy departments and increased customer wait times, combined with reducd front store sales due to the weakening economy, ultimately resulted in lower customer counts and lost sales during the second quarter. To address these issues, we have intensified our pharmacist recruiting and retention programs. These efforts have significantly improved staffing levels and reduced turnover in our stores. Further, we have launched an aggressive customer reactivation program, which involves direct mailings and targeted incentives to former CVS customers.

•	Sales were also negatively impacted during the second quarter by fewer prescription file buys versus last year and our declining to participate in certain third party insurance plans, which did not meet our minimum profitability standards.

•	In the event these trends continue and/our sales initiatives do not perform as planned, we may not be able to meet our sales and net earnings targets.

Gross margin for the second quarter of 2001 increased $122.6 million (or 9.2%) to $1.5 billion, compared to $1.3 billion in the second quarter of 2000. Gross margin as a percentage of net sales for the second quarter of 2001 was 26.5%, compared to 27.0% of net sales in the second quarter of 2000.

Why has our gross margin rate been declining?

•	Pharmacy sales are growing at a faster pace than front store sales. On average, our gross margin on pharmacy sales is lower than our gross margin on front store sales. Pharmacy sales were 66% of total sales in the second quarter of 2001, compared to 62% in the second quarter of 2000.

•	Sales to customers covered by third party insurance programs have continued to increase and, thus, have become a larger part of our total pharmacy business. On average, our gross margin on third party pharmacy sales is lower than our gross margin on cash pharmacy sales. Third party prescription sales were 91% of pharmacy sales in the second quarter of 2001, compared to 89% in the second quarter of 2000.

Total operating expenses  for the second quarter of both 2001 and 2000 were 20.3% of net sales.

As you review our total operating expenses, we believe you should consider the following important information:

•	Our sales performance has consistently allowed net sales to grow at a faster pace than total operating expenses.

•	Our information technology initiatives have led to greater productivity, which has resulted in lower operating costs, particularly at the store level.

•	During the second quarter of 2001, we incurred slightly higher store pharmacy payroll and benefits expenses as a percentage of net sales to address the shortage of pharmacists discussed above. We also continued our investment in the rollout of the ExtraCare program and the rollout of our EPIC pharmacy system.

•	During the second quarter of 2001, we received $32.6 million of settlement proceeds from a lawsuit alleging antitrust law violations by certain manufacturers of brand name prescription drugs. We elected to contribute the entire $32.6 million in settlement proceeds to the CVS Charitable Trust, Inc. to fund future charitable giving. As a result, the net effect of these two nonrecurring items had no impact on our net earnings for the second quarter of 2001.

Operating profit for the second quarter of 2001 increased $8.1 million (or 2.4%) to $342.0 million, compared to $333.9 million in the second quarter of 2000. Operating profit as a percentage of net sales was 6.2% in the second quarter of 2001, compared to 6.8% in the second quarter of 2000.

Interest expense, net for the second quarter of 2001was $15.1 million, compared to $23.0 million in the second quarter of 2000. Our interest expense totaled $16.1 million in the second quarter of 2001, compared to $24.1 million in the second quarter of 2000. Interest income was $1.0 million in the second quarter of 2001 versus $1.1 million in the second quarter of 2000. Our interest expense decreased due to a combination of lower average interest rates and lower average borrowing levels during the second quarter of 2001.

Income tax provision  ~ Our effective income tax rate was 39.4% for the second quarter of 2001, compared to 40.0% for the second quarter of 2000. The decrease in our effective income tax rate was primarily due to lower state income taxes and a decrease in the amount of goodwill amortization that is not deductible for income tax purposes.

Net earnings for the second quarter of 2001 increased $11.5 million (or 6.2%) to $198.0 million, or $0.48 per diluted share, compared to $186.5 million, or $0.46 per diluted share, in the second quarter of 2000.

Six Months  (Twenty-Six Weeks Ended June 30, 2001 versus July 1, 2000)

Net sales for the first six months of 2001 increased $1.2 billion (or 12.4%) to $10.9 billion, compared to $9.7 billion in the first six months of 2000. Same store sales, consisting of sales from stores that have been open for more than one year, rose 9.8%, while pharmacy same store sales increased 15.3%. Pharmacy sales were 67% of total sales in the first six months of 2001, compared to 62% in the first six months of 2000. Third party prescription sales were 91% of pharmacy sales during the first six months of 2001, compared to 89% in the first six months of 2000. See “Second Quarter” above for further information about the factors that affected our net sales.

Gross margin for the first six months of 2001 increased $276.0 million (or 10.5%) to $2.9 billion, compared to $2.6 billion in the first six months of 2000. Gross margin as a percentage of net sales for the first six months of 2001 was 26.8%, compared to 27.2% of net sales in the first six months of 2000.  See “Second Quarter” above for further information about the factors that affected our gross margin as a percentage of net sales.

Total operating expenses  for the first six months of 2001 were 20.1% of net sales, compared to 20.3% of net sales in the first six months of 2000. During the first six months of 2001, we received $46.8 million of settlement proceeds from lawsuits alleging antitrust law violations by certain manufacturers of brand name prescription drugs. We elected to contribute the entire $46.8 million in settlement proceeds to the CVS Charitable Trust, Inc. to fund future charitable giving. As a result, the net effect of these two nonrecurring items had no impact on our net earnings for the first six months of 2001. See “Second Quarter” above for further information about the factors that affected our total operating expenses.

Operating profit for the first six months of 2001 increased $54.6 million (or 8.2%) to $723.4 million, compared to $668.8 million in the first six months of 2000. Operating profit as a percentage of net sales was 6.6% in the first six months of 2001, compared to 6.9% in the first six months of 2000.

Interest expense, net for the first six months of 2001was $30.8 million, compared to $39.1 million in the first six months of 2000. Our interest expense totaled $33.1 million in the first six months of 2001, compared to $41.1 million in the first six months of 2000. Interest income was $2.3 million in the first six months of 2001 versus $2.0 million in the first six months of 2000. Our interest expense decreased due to a combination of lower average interest rates and lower average borrowing levels during the first six months of 2001.

Income tax provision  ~ Our effective income tax rate was 39.4% for the first six months of 2001, compared to 40.0% for the first six months of 2000. The decrease in our effective income tax rate was primarily due to lower state income taxes and a decrease in the amount of goodwill amortization that is not deductible for income tax purposes.

Net earnings for the first six months of 2001 increased $41.9 million (or 11.1%) to $419.7 million, or $1.02 per diluted share, compared to $377.8 million, or $0.93 per diluted share, in the first six months of 2000.

Liquidity and Capital Resources

Liquidity  ~  Our primary sources of liquidity are cash provided by operations, commercial paper and long-term borrowings. We may also elect to use other financing sources in the future to support our continued growth.

Our commercial paper program is supported by a $650 million, five-year unsecured revolving credit facility which expires on May 30, 2006 and a $650 million, 364-day unsecured revolving credit facility, which expires on May 30, 2002. As of June 30, 2001, we had $479.5 million of commercial paper outstanding at a weighted average interest rate of 3.9%.

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

On March 6, 2000, the Board of Directors approved a common stock repurchase program, which allows the Company to acquire up to $1 billion of its common stock, in part, to fund employee benefit plans. The Company had no repurchase activity during the first or second quarter of 2001. Following the end of the second quarter of 2001, the Company repurchased 2.6 million shares of common stock at an aggregate cost of $99.8 million. From the inception of the program through August 7, 2001, the Company repurchased 7.3 million shares of common stock at an aggregate cost of $263.0 million.

Net Cash Used in Operations  ~  Net cash provided by operations increased $143.2 million to $127.0 million in the first six months of 2001. This compares to net cash used in operations of $16.2 in the first six months of 2000. The improvement in net cash provided by operations was primarily the result of higher net earnings and improved working capital management.

Capital Expenditures ~  Our additions to property and equipment totaled $275.8 million during the first six months of 2001, compared to $306.4 million during the first six months of 2000. During the second quarter, we opened 16 new stores, relocated 24 stores and closed 13 stores. Year-to-date, we opened 30 new stores, relocated 48 and closed 33. During the remainder of fiscal 2001, we plan to open approximately 180 new or relocated stores. As of June 30, 2001, we operated 4,130 retail and specialty pharmacy stores in 31 states and the District of Columbia, compared to 4,082 stores as of July 1, 2000.

The Company currently intends to continue to finance a portion of its new store development program through sale-leaseback transactions. Although the Company has previously confined its sale-leaseback activity to new store development projects, management is currently considering a sale-leaseback transaction involving certain of its distribution centers. Proceeds from the transaction would be used to fund additional new store construction. The Company anticipates the transaction could be finalized during the third quarter. The Company cannot, however, guarantee that the transaction will be completed on terms and in a time frame satisfactory to the Company.

Recent Accounting Pronouncements  ~  In June 2001, the Financial Accounting Standard Board issued two new pronouncements; Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141, which is effective for acquisitions initiated after June 30, 2001, prohibits the use of the pooling-of-interest method for business combinations and establishes the accounting and financial reporting requirements for business combinations accounted for by the purchase method. SFAS No. 142, addresses financial accounting and reporting for acquired goodwill and other intangible assets. Except for goodwill and intangible assets acquired after June 30, 2001, which are subject immediately to the provisions of SFAS No. 142, this statement is effective for fiscal years beginning after December 15, 2001.

We are currently in the process of determining the impact these pronouncements will have on our consolidated financial statements.

Cautionary Statement Concerning Forward-Looking Statements ~ Certain statements in this Form 10-Q (as well as in our other public filings, web site, press releases and oral statements made by Company management and/or representatives), constitute forward-looking statements, which are subject to risks and uncertainties. Forward-looking statements include information concerning:

•	our future results of operations, including sales and earnings per common share growth;

•	our ability to continue to reduce selling, general and administrative expenses as a percentage of net sales;

•	our belief concerning the growth and profitability of CVS ProCare;

•	our belief concerning the growth and profitability of CVS.com;

•	our belief concerning our ability to increase our free cash flow;

•	our belief that we will have sufficient cash flows to support our future working capital needs, capital expenditures and debt service requirements;

•	our belief that we can continue to reduce inventory levels and improve inventory turnover;

•	our planned store development program, including store openings, number of freestanding locations, new markets and capital expenditures;

•	our ability to continue to fund our new store development through sale-leaseback transaction on terms satisfactory to the Company; and

•	our belief that we can continue to improve operating performance by relocating existing in-line stores to freestanding locations.

In addition, statements that include the words “believes”, “expects”, “anticipates”, “intends”, “estimates” or similar expressions are forward-looking statements. For all of these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

You should understand that the following important factors, in addition to those discussed elsewhere in this report and in the documents which are incorporated by reference (and in our other public filings, press releases and oral statements made by Company management and/or representatives), could cause actual results to differ materially from those expressed in the forward-looking statements.

What Factors Could Affect the Outcome of Our Forward-Looking Statements?

Industry and Market Factors

•	changes in economic conditions generally or in the markets served by CVS;

•	future federal and/or state regulatory and legislative actions affecting CVS and/or the chain drugstore industry;

•	consumer preferences and spending patterns;

•	competition from other drugstore chains, from alternative distribution channels such as supermarkets, membership clubs, mail order companies and internet companies (e-commerce) and from other third party plans;

•	the continued introduction of successful new prescription drugs;

•	the continued efforts of health maintenance organizations, managed care organizations, pharmacy benefit management companies, governmental agencies and other third party payers to reduce prescription drug costs; and

•	changes in accounting policies and practices, including taxation requirements.

Operating Factors

•	our ability to continue to implement new information systems and technologies;

•	our ability to successfully attract customers through our customer reactivation program;

•	our ability to continue to secure suitable new store locations at favorable lease terms;

•	our ability to continue to purchase inventory on favorable terms;

•	adverse determinations with respect to litigation or other claims;

•	our ability to attract, hire and retain suitable pharmacists and management personnel;

•	our ability to establish effective advertising, marketing and promotional programs (including pricing strategies) in the different geographic markets in which we operate; and

•	the creditworthiness of the purchasers of former businesses whose store leases are guaranteed by CVS.

Part I	Item 3

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

Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders at our Annual Meeting of Stockholders, which was held on Wednesday, April 18, 2001 in Woonsocket, Rhode Island:

		For	Against	Abstained	Broker Non-Votes

1.	The election, for one-year terms, of all persons nominated for directors, as set forth in the Company’s proxy statement dated March 14, 2001, was approved by the following votes:
	Eugene Applebaum	301,507,662	4,176,705	—	—
	W. Don Cornwell	303,381,476	2,302,891	—	—
	Thomas P. Gerrity	303,353,448	2,330,919	—	—
	Stanley P. Goldstein	303,366,562	2,317,805	—	—
	Marian L. Heard	303,360,375	2,323,992	—	—
	William H. Joyce	303,381,270	2,303,097	—	—
	Terry R. Lautenbach	303,393,195	2,291,172	—	—
	Terrence Murray	302,392,806	3,291,561	—	—
	Sheli Z. Rosenberg	303,332,277	2,352,090	—	—
	Thomas M. Ryan	303,218,918	2,465,449	—	—
	Ivan G. Seidenberg	303,361,368	2,322,999	—	—

2.	The amendment to the Company’s 1997 Incentive Compensation Plan increasing the number of shares authorized for issuance under the Plan by 19.5 million was approved by the following vote:	289,845,420	13,917,510	1,921,437	—

3.	Ratification of the appointment of KPMG LLP as the Company’s independent auditors for the year ending December 29, 2001 was approved by the following vote:	302,998,899	1,550,354	1,135,114	—

Part II	Item 6

Exhibits and Reports on Form 8-K

Exhibits:

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to CVS Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

3.1A	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective May 13, 1998 (incorporated by reference to Exhibit 4.1A to Registrant’s Registration Statement No. 333-52055 on Form S-3/A dated May 18, 1998).

3.2	By-laws of the Registrant, as amended and restated (incorporated by reference to Exhibit 3.2 to CVS Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.1	364-day Credit Agreement dated as of May 21, 2001 by and among the Registrant, the lenders party hereto, Credit Suisse First Boston and First Union National Bank, as Co-Documentation Agents, Fleet National Bank, as Administrative Agent and BNY Capital Markets, Inc. and Fleet Securities, Inc., as Syndication Agent.

10.2	Five-year Credit Agreement dated as of May 21, 2001 by and among the Registrant, the lenders party hereto, Credit Suisse First Boston and First Union National Bank, as Co-Documentation Agents, The Bank of New York, as Administrative Agent and .BNY Capital Markets, Inc. and Fleet Securities, Inc., as Syndication Agent.

15.1	Letter re: Unaudited Interim Financial Information.

Reports on Form 8-K:

There were no Reports on Form 8-K filed during the second quarter of 2001.

Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

CVS Corporation
(Registrant)

/s/ David B. Rickard

David B. Rickard
Executive Vice President
and Chief Financial Officer
August 14, 2001