Form 10-Q
period 2001-09-29
CVS CORP
filed 2001-11-09
CIK 64803

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934



For the Quarterly Period Ended                            Commission File Number
September 29, 2001                                                     001-01011

                                CVS CORPORATION
                               ----------------
            (Exact name of registrant as specified in its charter)


        Delaware                                       05-0494040
------------------------                ---------------------------------------
(State of Incorporation)                (I.R.S. Employer Identification Number)


                One CVS Drive, Woonsocket, Rhode Island  02895
                ----------------------------------------------
                   (Address of principal executive offices)


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

Yes     X     No ____
     -------


  Common Stock, $0.01 par value, issued and outstanding at November 6, 2001:

                              390,784,079 shares

================================================================================

                                     INDEX

                                                                                     Page
Part I

  Item 1. Financial Statements

          Consolidated Condensed Statements of Operations -
            Thirteen and Thirty-nine Weeks Ended September 29, 2001                    3
            and September 30, 2000

          Consolidated Condensed Balance Sheets -
            As of September 29, 2001 and December 30, 2000                             4

          Consolidated Condensed Statements of Cash Flows -
            Thirty-nine Weeks Ended September 29, 2001 and September 30, 2000          5

          Notes to Consolidated Condensed Financial Statements                         6

          Independent Auditors' Review Report                                          9

  Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                     10

  Item 3. Quantitative and Qualitative Disclosures About Market Risk                  17

Part II

  Item 1. Legal Proceedings                                                           18

  Item 6. Exhibits and Reports on Form 8-K                                            19

 Signature Page                                                                       19

Part I                                                                    Item 1
--------------------------------------------------------------------------------
                                CVS Corporation
                Consolidated Condensed Statements of Operations
                                  (Unaudited)

--------------------------------------------------------------------------------------------------------------------------
                                                                     13 Weeks Ended                39 Weeks Ended
                                                              September 29,  September 30,  September 29,  September 30,
  In millions, except per share amounts                                2001           2000           2001           2000
--------------------------------------------------------------------------------------------------------------------------
  Net sales                                                        $5,410.8       $4,916.4      $16,290.9      $14,598.7
  Cost of goods sold, buying and warehousing costs                  4,039.0        3,619.0       12,007.2       10,665.5
--------------------------------------------------------------------------------------------------------------------------
   Gross margin                                                     1,371.8        1,297.4        4,283.7        3,933.2
  Selling, general and administrative expenses                      1,070.9          937.7        3,100.6        2,759.5
  Depreciation and amortization                                        80.7           75.0          239.5          220.2
--------------------------------------------------------------------------------------------------------------------------
   Total operating expenses                                         1,151.6        1,012.7        3,340.1        2,979.7
--------------------------------------------------------------------------------------------------------------------------
  Operating profit                                                    220.2          284.7          943.6          953.5
  Interest expense, net                                                16.1           20.1           46.9           59.2
--------------------------------------------------------------------------------------------------------------------------
  Earnings before income tax provision                                204.1          264.6          896.7          894.3
  Income tax provision                                                 80.4          105.9          353.2          357.8
--------------------------------------------------------------------------------------------------------------------------
  Net earnings                                                        123.7          158.7          543.5          536.5
  Preference dividends, net of income tax benefit                       3.7            3.8           11.1           11.3
--------------------------------------------------------------------------------------------------------------------------
  Net earnings available to common shareholders                    $  120.0       $  154.9      $   532.4      $   525.2
==========================================================================================================================

  Basic earnings per common share:
   Net earnings                                                    $   0.31       $   0.40      $    1.36      $    1.34
--------------------------------------------------------------------------------------------------------------------------
   Weighted average basic common shares
    outstanding                                                       391.5          391.0          392.6          390.8
==========================================================================================================================

  Diluted earnings per common share:
   Net earnings                                                    $   0.30       $   0.39      $    1.32      $    1.32
--------------------------------------------------------------------------------------------------------------------------
   Weighted average diluted common shares
    outstanding                                                       406.0          407.5          409.7          407.3
==========================================================================================================================
  Dividends declared per common share                              $ 0.0575       $ 0.0575      $  0.1725      $  0.1725
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

Part I                                                                    Item 1
--------------------------------------------------------------------------------
                                CVS Corporation
                     Consolidated Condensed Balance Sheets

--------------------------------------------------------------------------------------------------------------------
                                                                                         (Unaudited)
                                                                                      September 29,   December 30,
  In millions, except share and per share amounts                                              2001           2000
--------------------------------------------------------------------------------------------------------------------
  Assets:
   Cash and cash equivalents                                                               $  406.6       $  337.3
   Accounts receivable, net                                                                   956.5          824.5
   Inventories                                                                              4,068.1        3,557.6
   Deferred income taxes                                                                      132.5          124.9
   Other current assets                                                                       100.8           92.3
--------------------------------------------------------------------------------------------------------------------
    Total current assets                                                                    5,664.5        4,936.6

   Property and equipment, net                                                              1,952.5        1,742.1
   Goodwill, net                                                                              850.7          818.5
   Other assets                                                                               477.8          452.3
--------------------------------------------------------------------------------------------------------------------
    Total assets                                                                           $8,945.5       $7,949.5
====================================================================================================================

  Liabilities:
   Accounts payable                                                                        $1,550.7       $1,351.5
   Accrued expenses                                                                         1,074.6        1,001.4
   Short-term borrowings                                                                      603.4          589.6
   Current portion of long-term debt                                                           21.6           21.6
--------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                               3,250.3        2,964.1

   Long-term debt                                                                             836.2          536.8
   Deferred income taxes                                                                       28.0           28.0
   Other long-term liabilities                                                                118.0          116.0

  Shareholders' equity:
   Preference stock, series one ESOP convertible, par value $1.00:
    authorized 50,000,000 shares; issued and outstanding
    4,917,000 shares at September 29, 2001 and 5,006,000 shares
    at December 30, 2000                                                                      262.8          267.5

   Common stock, par value $0.01: authorized 1,000,000,000 shares;
    issued 408,404,000 shares at September 29, 2001 and 407,395,000
    shares at December 30, 2000                                                                 4.1            4.1

   Treasury stock, at cost: 17,629,000 shares at September 29, 2001     and
   15,073,000 shares at December 30, 2000                                                    (510.7)        (404.9)
   Guaranteed ESOP obligation                                                                (240.6)        (240.6)
   Capital surplus                                                                          1,537.0        1,493.8
   Retained earnings                                                                        3,660.4        3,184.7
--------------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                                              4,713.0        4,304.6
--------------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity                                               $8,945.5       $7,949.5
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

-------------------------------------------------------------------------------------------------------------------
                                                                                            39 Weeks Ended
                                                                                    September 29,   September 30,
  In millions                                                                                2001            2000
-------------------------------------------------------------------------------------------------------------------
  Cash flows from operating activities:
   Net earnings                                                                           $ 543.5         $ 536.5
   Adjustments required to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization                                                          239.5           220.2
     Deferred income taxes and other noncash items                                           11.5            11.6
   Change in operating assets and liabilities, providing/(requiring)
    cash, net of effects from acquisitions:
     Accounts receivable, net                                                              (132.0)          (56.0)
     Inventories                                                                           (510.5)         (318.5)
     Other current assets                                                                    (7.8)          (20.6)
     Other assets                                                                            (2.7)          (55.5)
     Accounts payable                                                                       199.2           (34.7)
     Accrued expenses                                                                        58.9            35.0
     Other long-term liabilities                                                              2.0           (15.8)
-------------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                                 401.6           302.2
===================================================================================================================

  Cash flows from investing activities:
   Additions to property and equipment                                                     (473.0)         (496.6)
   Proceeds from sale-leaseback transactions                                                 94.0           140.9
   Acquisitions (net of cash acquired) and investments                                     (123.2)         (244.9)
   Proceeds from sale or disposal of assets                                                  11.6             9.2
-------------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                                    (490.6)         (591.4)
===================================================================================================================

  Cash flow from financing activities:
   Additions to (reductions in) long-term debt                                              296.2            (0.7)
   Proceeds from exercise of stock options                                                   45.1            54.1
   Additions to short-term borrowings                                                        13.8           451.4
   Purchase of treasury shares                                                             (129.0)         (163.2)
   Dividends paid                                                                           (67.8)          (67.5)
-------------------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                                                 158.3           274.1
===================================================================================================================

  Net increase (decrease) in cash and cash equivalents                                       69.3           (15.1)
  Cash and cash equivalents at beginning of period                                          337.3           230.0
-------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents at end of period                                              $ 406.6         $ 214.9
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

The Specialty Pharmacy segment, which includes mail order facilities and 49 retail pharmacies located in 20 states and the District of Columbia, operates under the CVS ProCare name. The Specialty Pharmacy segment focuses on supporting individuals that require complex and expensive drug therapies.

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

Following is a reconciliation of the Company's business segments to the consolidated condensed financial statements for the thirteen and thirty-nine weeks ended September 29, 2001 and September 30, 2000 and total assets as of September 29, 2001 and December 30, 2000:

---------------------------------------------------------------------------------------------------
                                                         Retail Pharmacy  All Other  Consolidated
In millions                                                      Segment   Segments        Totals
---------------------------------------------------------------------------------------------------
13 weeks ended:
September 29, 2001:
  Net sales                                                    $ 5,188.7     $222.1     $ 5,410.8
  Operating profit                                                 215.9        4.3         220.2
September 30, 2000:
  Net sales                                                    $ 4,764.6     $151.8     $ 4,916.4
  Operating profit                                                 284.1        0.6         284.7
---------------------------------------------------------------------------------------------------
39 weeks ended:
September 29, 2001:
  Net sales                                                    $15,633.2     $657.7     $16,290.9
  Operating profit                                                 934.7        8.9         943.6
September 30, 2000:
  Net sales                                                    $14,157.0     $441.7     $14,598.7
  Operating profit                                                 947.9        5.6         953.5
---------------------------------------------------------------------------------------------------
Total assets:
September 29, 2001                                             $ 8,418.2     $527.3     $ 8,945.5
December 30, 2000                                                7,498.8      450.7       7,949.5
---------------------------------------------------------------------------------------------------

Note 3

Following are the components of net interest expense for the thirteen and thirty-nine week periods listed below:

------------------------------------------------------------------------------------------------------------------------
                                                     13 Weeks Ended                            39 Weeks Ended
                                          September 29,        September 30,        September 29,        September 30,
In millions                                        2001                 2000                 2001                 2000
------------------------------------------------------------------------------------------------------------------------
Interest expense                                  $17.0                $21.3                $50.1                $62.4
Interest income                                    (0.9)                (1.2)                (3.2)                (3.2)
------------------------------------------------------------------------------------------------------------------------
    Interest expense, net                         $16.1                $20.1                $46.9                $59.2
------------------------------------------------------------------------------------------------------------------------

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

Following is a reconciliation of basic and diluted earnings per common share for the thirteen and thirty-nine week periods listed below:

---------------------------------------------------------------------------------------------------------------------------------
                                                                    13 weeks ended                      39 weeks ended
                                                                   September 29,   September 30,       September 29,   September 30,
In millions, except per share amounts                                  2001            2000                2001            2000
---------------------------------------------------------------------------------------------------------------------------------
Numerator for earnings per common share calculation:
   Net earnings                                                         $123.7          $158.7              $543.5          $536.5
   Preference dividends, net of income tax benefit                        (3.7)           (3.8)              (11.1)          (11.3)
----------------------------------------------------------------------------------------------------------------------------------
   Net earnings available to common shareholders, basic                 $120.0          $154.9              $532.4          $525.2
===================================================++=============================================================================

   Net earnings                                                         $123.7          $158.7              $543.5          $536.5
   Effect of dilutive securities:
     Dilutive earnings adjustments                                        (1.9)           (0.1)               (2.9)           (0.4)
----------------------------------------------------------------------------------------------------------------------------------
   Net earnings available to common shareholders, diluted               $121.8          $158.6              $540.6          $536.1
=====================================================++===========================================================================
Denominator for earnings per common share calculation:
   Weighted average common shares, basic                                 391.5           391.0               392.6           390.8
   Effect of dilutive securities:
     ESOP preference stock                                                10.7            10.8                10.7            10.8
     Stock options                                                         3.8             5.7                 6.4             5.7
----------------------------------------------------------------------------------------------------------------------------------
Weighted average common shares, diluted                                  406.0           407.5               409.7           407.3
==================================================================================================================================
Basic earnings per common share                                         $ 0.31          $ 0.40              $ 1.36          $ 1.34
----------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per common share                                       $ 0.30          $ 0.39              $ 1.32          $ 1.32
==================================================================================================================================

Part I                                       Independent Auditors' Review Report
--------------------------------------------------------------------------------

The Board of Directors and Shareholders of
CVS Corporation:

We have reviewed the consolidated condensed balance sheet of CVS Corporation as of September 29, 2001, and the related consolidated condensed statements of operations for the thirteen and thirty-nine week periods ended September 29, 2001 and September 30, 2000, and cash flows for the thirty-nine week periods then ended. These consolidated condensed financial statements are the responsibility of the Company's management.

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



/s/ KPMG LLP
------------

KPMG LLP

Providence, Rhode Island
October 29, 2001

Part I                                                                    Item 2
--------------------------------------------------------------------------------
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations


Introduction

The following discussion explains the material changes in our results of operations for the thirteen and thirty-nine weeks ended September 29, 2001 and September 30, 2000 and the significant developments affecting our financial condition since December 30, 2000. We strongly recommend that you read our audited consolidated financial statements and footnotes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

The following discussion contains forward-looking statements which are subject to risks and uncertainties which could cause actual results to differ materially. Please read the "Cautionary Statement Concerning Forward-Looking Statements" section below.

Results of Operations

Third Quarter  (Thirteen Weeks Ended September 29, 2001 versus September 30,
2000)

Net sales for the third quarter of 2001 increased $494.4 million (or 10.1%) to $5.4 billion, compared to $4.9 billion in the third quarter of 2000. Same store sales, consisting of sales from stores that have been open for more than one year, rose 7.6%. Pharmacy same store sales increased 11.8%, while front-end same store sales increased 0.3%.

As you review our sales performance, we believe you should consider the following important information:

     . Our pharmacy sales growth has benefited from our ability to attract and retain managed care customers and favorable industry trends. These trends include an aging American population; many "baby boomers" are now in their fifties and are consuming a greater number of prescription drugs. The increased use of pharmaceuticals as the first line of defense for healthcare and the introduction of a number of successful new prescription drugs has also contributed to the growing demand for pharmacy services. However, the introduction of new prescription drugs has had less of an impact on sales in fiscal 2001, compared to recent years, due to the lack of significant "blockbuster" drug introductions during 2001.

     . Sales also benefited from our active relocation program that seeks to move our existing shopping center stores to larger, more convenient, freestanding locations. Historically, we have achieved significant improvements in customer count and net sales when we do this. The resulting increase in net sales has typically been driven by an increase in front store sales, which normally have a higher gross margin. We believe that our relocation program offers a significant opportunity for future growth, as only 41% of our existing stores were freestanding as of September 29, 2001. Our current long-term goal is to have 70-80% of our stores located in freestanding sites. We cannot, however, guarantee that future store relocations will deliver the same results as those historically achieved.

     . Sales were negatively impacted by operational problems combined with the weakening economy and increasingly competitive environment. We believe the operational issues, which included: a pharmacist shortage resulting in reduced pharmacy hours and closed pharmacy departments; out-of-stock merchandise and increased customer wait times; combined with the weakening economy and an increasingly competitive environment, ultimately resulted in lower customer counts and lost sales during the third quarter. To address these issues, we intensified our pharmacist recruiting and retention efforts. These efforts significantly improved staffing levels and reduced turnover in our stores. We also continued our customer reactivation program, which involves direct mailings and targeted incentives to former CVS customers. Further, we increased our promotional activity in response to the increasingly competitive environment.

Part I                                                                    Item 2
--------------------------------------------------------------------------------
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations


     . Sales were also negatively impacted during the third quarter by fewer prescription file buys versus last year and our declining to participate in certain third party insurance plans, which did not meet our minimum profitability standards.

     . In the event that the negative trends described above continue and/or our sales initiatives do not perform as planned, we may not be able to meet our sales and net earnings targets.

Gross margin for the third quarter of 2001 increased $74.4 million (or 5.7%) to $1.4 billion, compared to $1.3 billion in the third quarter of 2000. Gross margin as a percentage of net sales for the third quarter of 2001 was 25.4%, compared to 26.4% of net sales in the third quarter of 2000.

Why has our gross margin rate been declining?

     . Pharmacy sales are growing at a faster pace than front store sales. On average, our gross margin on pharmacy sales is lower than our gross margin on front store sales. Pharmacy sales were 67% of total sales in the third quarter of 2001, compared to 63% in the third quarter of 2000.

     . Sales to customers covered by third party insurance programs have continued to increase and, thus, have become a larger part of our total pharmacy business. On average, our gross margin on third party pharmacy sales is lower than our gross margin on cash pharmacy sales. Third party prescription sales were 91% of pharmacy sales in the third quarter of 2001, compared to 89% in the third quarter of 2000.

     . Also contributing to the decline was an increase in markdowns associated with our increased promotional activity and elevated shrink expense. We expect these trends to continue in the fourth quarter of 2001.

Total operating expenses for the third quarter of 2001 were 21.3% of net sales compared to 20.6% of net sales in the third quarter of 2000. During the third quarter of 2000, we recognized a $19.2 million pre-tax ($11.5 million after-tax) nonrecurring gain in total operating expenses representing partial payment of our share of the settlement proceeds from a class action lawsuit. If you exclude the effect of this nonrecurring gain, comparable total operating expenses for the third quarter of 2001 were 21.3% of net sales compared to 21.0% of net sales in the third quarter of 2000.

As you review our comparable total operating expenses, we believe you should consider the following important information:

     . Historically, our sales performance has allowed net sales to grow at a faster pace than total operating expenses.

     . During the third quarter of 2001, we incurred higher store pharmacy payroll and benefits expense as a percentage of net sales to address the shortage of pharmacists discussed above. We also incurred higher advertising expenses as we continued our customer reactivation program aimed at attracting lost customers and in response to the increasingly competitive environment.

Operating profit for the third quarter of 2001 decreased $64.5 million (or 22.7%) to $220.2 million, compared to $284.7 million in the third quarter of 2000. If you exclude the effect of the nonrecurring gain we recognized during the third quarter of 2000, our comparable operating profit decreased $45.3 million (or 17.1%) to $220.2 million compared to $265.5 million in the third quarter of 2000. Comparable operating profit as a percentage of net sales was 4.1% in the third quarter of 2001, compared to 5.4% in the third quarter of 2000.

Part I                                                                    Item 2
--------------------------------------------------------------------------------
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations


Interest expense, net for the third quarter of 2001 was $16.1 million, compared to $20.1 million in the third quarter of 2000. Our interest expense totaled $17.0 million in the third quarter of 2001, compared to $21.3 million in the third quarter of 2000. Interest income was $0.9 million in the third quarter of 2001 versus $1.2 million in the third quarter of 2000. Interest expense decreased due to a combination of lower average interest rates and lower average borrowing levels during the third quarter of 2001.

Income tax provision ~ Our effective income tax rate was 39.4% for the third quarter of 2001, compared to 40.0% for the third quarter of 2000. The decrease in our effective income tax rate was primarily due to lower state income taxes and a decrease in the amount of goodwill amortization that is not deductible for income tax purposes.

Net earnings for the third quarter of 2001 decreased $35.0 million (or 22.1%) to $123.7 million, or $0.30 per diluted share, compared to $158.7 million, or $0.39 per diluted share, in the third quarter of 2000. If you exclude the effect of the nonrecurring gain we recognized in the third quarter of 2000, our comparable net earnings decreased $23.5 million (or 16.0%) to $123.7 million, or $0.30 per diluted share, compared to $147.2 million, or $0.36 per diluted share in the third quarter of 2000.

Nine Months (Thirty-nine Weeks Ended September 29, 2001 versus September 30,
2000)

Net sales for the first nine months of 2001 increased $1.7 billion (or 11.6%) to $16.3 billion, compared to $14.6 billion in the first nine months of 2000. Same store sales, consisting of sales from stores that have been open for more than
one year, rose 9.0%.   Pharmacy same store sales increased 14.1%, while front-
end same store sales increased 0.4%. Pharmacy sales were 67% of total sales in the first nine months of 2001, compared to 62% in the first nine months of 2000. Third party prescription sales were 91% of pharmacy sales during the first nine months of 2001, compared to 89% in the first nine months of 2000. See "Third Quarter" above for further information about the factors that affected our net sales.

Gross margin for the first nine months of 2001 increased $350.5 million (or 8.9%) to $4.3 billion, compared to $3.9 billion in the first nine months of 2000. Gross margin as a percentage of net sales for the first nine months of 2001 was 26.3%, compared to 26.9% of net sales in the first nine months of 2000. See "Third Quarter" above for further information about the factors that affected our gross margin as a percentage of net sales.

Total operating expenses for the first nine months of 2001 were 20.5% of net sales, compared to 20.4% of net sales in the first nine months of 2000. If you exclude the effect of the nonrecurring gain we recognized in the third quarter of 2000, comparable total operating expenses were 20.5% of net sales in the first nine months of 2001 compared to 20.5% of net sales in the first nine months of 2000. During the first nine months of 2001, we received $46.8 million of settlement proceeds from lawsuits alleging antitrust law violations by certain manufacturers of brand name prescription drugs. We elected to contribute the entire $46.8 million in settlement proceeds to the CVS Charitable Trust, Inc. to fund future charitable giving. As a result, the net effect of these two nonrecurring items had no impact on our net earnings for the first nine months of 2001. See "Third Quarter" above for further information about the factors that affected our total operating expenses.

Operating profit for the first nine months of 2001 decreased $9.9 million (or 1.0%) to $943.6 million, compared to $953.5 million in the first nine months of 2000. If you exclude the effect of the nonrecurring gain we recognized in the third quarter of 2000, our comparable operating profit increased $9.3 million (or 1.0%) to $943.6 million compared to $934.3 million in the first nine months of 2000. Comparable operating profit as a percentage of net sales was 5.8% in the first nine months of 2001, compared to 6.4% in the first nine months of 2000.

Part I                                                                    Item 2
--------------------------------------------------------------------------------
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations


Interest expense, net for the first nine months of 2001 was $46.9 million, compared to $59.2 million in the first nine months of 2000. Our interest expense totaled $50.1 million in the first nine months of 2001, compared to $62.4 million in the first nine months of 2000. Interest income was $3.2 million in the first nine months of both 2001 and 2000. Interest expense decreased due to a combination of lower average interest rates and lower average borrowing levels during the first nine months of 2001.

Income tax provision ~ Our effective income tax rate was 39.4% for the first nine months of 2001, compared to 40.0% for the first nine months of 2000. The decrease in our effective income tax rate was primarily due to lower state income taxes and a decrease in the amount of goodwill amortization that is not deductible for income tax purposes.

Net earnings for the first nine months of 2001 increased $7.0 million (or 1.3%) to $543.5 million, or $1.32 per diluted share, compared to $536.5 million, or $1.32 per diluted share, in the first nine months of 2000. If you exclude the effect of the nonrecurring gain we recognized in the third quarter of 2000, our comparable net earnings increased $18.5 million (or 3.5%) to $543.5 million, or $1.32 per diluted share, compared to $525.0 million, or $1.29 per diluted share in the first nine months of 2000.

Liquidity and Capital Resources

Liquidity ~ Our primary sources of liquidity are cash provided by operations, commercial paper and long-term borrowings. We may also elect to use other financing sources in the future to support our continued growth.

Our commercial paper program is supported by a $650 million, five-year unsecured revolving credit facility which expires on May 30, 2006 and a $650 million, 364-day unsecured revolving credit facility, which expires on May 30, 2002. As of September 29, 2001, we had $603.4 million of commercial paper outstanding at a weighted average interest rate of 2.9%.

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

On March 6, 2000, the Board of Directors approved a common stock repurchase program, which allows the Company to acquire up to $1 billion of its common stock, in part, to fund employee benefit plans. During the third quarter of 2001, the Company repurchased 3.4 million shares of common stock at an aggregate cost of $129.0 million. From the inception of the program through September 29, 2001, the Company repurchased 8.1 million shares of common stock at an aggregate cost of $292.2 million.

Net Cash Used in Operations ~ Net cash provided by operations increased $99.4 million to $401.6 million in the first nine months of 2001 compared to $302.2 million in the first nine months of 2000. The improvement in net cash provided by operations was primarily the result of improved working capital management.

Capital Expenditures ~ Our additions to property and equipment totaled $473.0 million during the first nine months of 2001, compared to $496.6 million during the first nine months of 2000. During the third quarter, we opened 29 new stores, relocated 34 stores and closed 24 stores. Year-to-date, we opened 59 new stores, relocated 82 and closed 57. During the remainder of fiscal 2001, we plan to open approximately 100 new or relocated stores. As of September 29, 2001, we operated 4,135 retail and specialty pharmacy stores in 32 states and the District of Columbia, compared to 4,106 stores as of September 30, 2000.

Part I                                                                    Item 2
--------------------------------------------------------------------------------
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations


We finance a portion of our new store development program through sale-leaseback transactions. During the third quarter of 2001, we completed a sale-leaseback transaction involving five of our distribution centers. The distribution centers were sold at fair market value resulting in net proceeds of $94.0 million. The gain on the transaction was deferred and is being amortized over the life of the new operating lease.

Recent Developments

Restructuring and Asset Impairment Charge

As part of a comprehensive business review designed to streamline operations and enhance operating efficiencies, the Company announced on October 30, 2001, its intention to implement an Action Plan during the fourth quarter of 2001 that primarily includes the following:

     . Closing approximately 200 stores as part of a store consolidation program;
     .  Closing one of its ten distribution facilities;
     . Closing one of ProCare's two mail order facilities; and . Staff reductions related to the above closings and other streamlining initiatives.

While the above Action Plan is not yet finalized, the Company expects to record a pre-tax restructuring and asset impairment charge of approximately $350 million, or $0.56 per diluted share, during the fourth quarter of 2001, in accordance with, Emerging Issues Task Force Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)," Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges."

The Company also announced it would integrate its specialty pharmacy business segment, ProCare, and its PBM segment, PharmaCare.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued two new pronouncements; Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141, which is effective for acquisitions initiated after June 30, 2001, prohibits the use of the pooling-of-interest method for business combinations and establishes the accounting and financial reporting requirements for business combinations accounted for by the purchase method. SFAS No. 142, addresses financial accounting and reporting for acquired goodwill and other intangible assets. Among other things, SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment in accordance with the provisions of SFAS No. 142. Amortization expense related to goodwill was $33.7 million in 2000 and is $24.4 million for the first nine months of 2001. Except for goodwill and intangible assets acquired after June 30, 2001, which are subject immediately to the provisions of SFAS No. 142, this statement is effective for fiscal years beginning after December 15, 2001.

Also in June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. This statement requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and to capitalize the associated asset retirement costs as part of the carrying amount of the long-lived asset. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002.

Part I                                                                    Item 2
--------------------------------------------------------------------------------
  Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations


In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. Although this statement, which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", retains many of the recognition and measurement provision of SFAS No. 121, it significantly changes the criteria for classifying an asset as held-for-sale. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001.

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

Cautionary Statement Concerning Forward-Looking Statements

Certain statements in this Form 10-Q (as well as in our other public filings, web site, press releases and oral statements made by Company management and/or representatives), constitute forward-looking statements, which are subject to risks and uncertainties. Forward-looking statements include information concerning:

   . our future results of operations, including sales and earnings per common share growth;

   . our ability to continue to reduce selling, general and administrative expenses as a percentage of net sales;

   . our belief concerning the growth and profitability of CVS ProCare and the benefits associated with the integration of CVS ProCare and PharmaCare;

   . our belief concerning the growth and profitability of CVS.com;

   . our belief concerning our ability to continue to increase our free cash flow;

   . our belief that we will have sufficient cash flows to support our future working capital needs, capital expenditures and debt service requirements;

   . our belief that we can continue to reduce inventory levels and improve inventory turnover;

   . our planned store development program, including store openings, number of freestanding locations, new markets and capital expenditures;

   . our ability to continue to fund our new store development through sale-leaseback transaction on terms satisfactory to the Company; and

   . our belief that we can continue to improve operating performance by relocating existing in-line stores to freestanding locations.

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

What Factors Could Affect the Outcome of Our Forward-Looking Statements?

Industry and Market Factors
   . changes in economic conditions generally or in the markets served by CVS;

   . future federal and/or state regulatory and legislative actions affecting
     CVS and/or the chain drugstore industry;

   . consumer preferences and spending patterns;

   . competition from other drugstore chains, from alternative distribution channels such as supermarkets, membership clubs, mail order companies and internet companies (e-commerce) and from other third party plans;

   . the continued introduction of successful new prescription drugs;

   . the continued efforts of health maintenance organizations, managed care organizations, pharmacy benefit management companies, governmental agencies and other third party payers to reduce prescription drug costs; and

   . changes in accounting policies and practices, including taxation requirements.

Operating Factors

   . our ability to continue to implement new information systems and technologies;

   . our ability to successfully attract customers through our customer reactivation program;

   . our ability to obtain the benefits expected from the Action Plan;

   . our ability to continue to secure suitable new store locations at favorable lease terms;

   . our ability to continue to purchase inventory on favorable terms;

   . adverse determinations with respect to litigation or other claims;

   . our ability to attract, hire and retain suitable pharmacists and management personnel;

   . our ability to establish effective advertising, marketing and promotional programs (including pricing strategies) in the different geographic markets in which we operate; and

   . the creditworthiness of the purchasers of former businesses whose store leases are guaranteed by CVS.

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

Part II                                                                   Item 1
--------------------------------------------------------------------------------
                               Legal Proceedings

As of November 9, 2001, six actions have been filed in the United States District Court for the District of Massachusetts asserting claims under the federal securities laws on behalf of a purported class of the Company's shareholders. The actions are styled Turberg v. CVS Corp., et al., No. 01-CV-
                                      ----------------------------
11464; Shapiro v. CVS Corp., et al., No. 01-CV-11490; Taylor v. CVS Corp., et
       ----------------------------                   -----------------------
al., No. 01-CV-11507; Knisley v. CVS Corp., et al., No. 01-CV-11613; Fink v. CVS
---                   ----------------------------                   -----------
Corp., et al., No. 01-CV-11637; and Potash v. CVS Corp., et al., No. 01-CV-
-------------                       ---------------------------
11732. The complaints in the actions, which are substantially identical, allege that several public statements by the Company between February and May 2001 failed to disclose that, as later reported by the Company in a June 27, 2001 press release, the Company's earnings per share for the second quarter and for the full year would be lower than previously anticipated. According to the complaints, following the June 27, 2001 announcement, the price of the Company's common stock fell from $44.10 to $36.51 per share. Plaintiffs assert claims against the Company and Thomas M. Ryan, the Chairman of the Board of Directors, President and Chief Executive Officer of the Company, for alleged securities fraud under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The actions are in their earliest stages. The Company and Mr. Ryan believe that the claims asserted in the actions are without merit and intend to defend against them vigorously.

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

  15.1    Letter re: Unaudited Interim Financial Information.


Reports on Form 8-K:
--------------------

There were no Reports on Form 8-K filed during the third quarter of 2001.

Signatures:
-----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

CVS Corporation
(Registrant)


/s/ David B. Rickard
--------------------
David B. Rickard
Executive Vice President, Chief Financial Officer
and Chief Administrative Officer
November 9, 2001