Form 10-K405
period 2001-12-29
CVS CORP
filed 2002-03-21
CIK 64803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2001

Commission file number 001-01011

CVS CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	050494040
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One CVS Drive Woonsocket, Rhode Island (Address of principal executive offices)	02895 (Zip Code)
(401) 765-1500 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Common Stock, par value $0.01 per share Title of each class	New York Stock Exchange Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $12,618,901,911 as of March 13, 2002, based on the closing price of the common stock on the New York Stock Exchange. For purposes of this calculation, only executive officers and directors are deemed to be the affiliates of the registrant.

As of March 13, 2002, the registrant had 391,686,076 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Filings made by companies with the Securities and Exchange Commission sometimes “incorporate information by reference.” This means that the company is referring you to information that was previously filed with the SEC, and this information is considered to be part of the filing you are reading. The following materials are incorporated by reference into this Form 10-K:

•                  Information contained on pages 12 through 32 of our Annual Report to Stockholders for the fiscal year ended December 29, 2001 is incorporated by reference in response to Item 7 and 8 of Part II.

•                  Information contained in our Proxy Statement for the 2002 Annual Meeting of Stockholders is incorporated by reference in response to Items 10 through 13 of Part III.

PART I

Item 1.  —  Business

OVERVIEW

CVS Corporation is a leader in the retail drugstore industry in the United States with net sales of $22.2 billion in fiscal 2001, making us the second largest retail drugstore chain based on sales. As of December 29, 2001, we operated 4,191 retail and specialty pharmacy stores in 33 states and the District of Columbia, making us the largest retail drugstore chain in the nation based on store count. We currently operate in 60 of the top 100 U.S. drugstore markets and hold the number one market share in 35 of these markets, more than any other retail drugstore chain. Overall, we hold the number one or number two market share in 73% of the markets in which we operate. During fiscal 2001, we filled over 309 million prescriptions, or approximately 11% of the U.S. retail market. Our current operations are grouped into two businesses: Retail Pharmacy and Pharmacy Benefit Management (“PBM”). Prior to 2001, our operations were grouped into four businesses: Retail Pharmacy, PBM, Specialty Pharmacy and the Internet Pharmacy business. During fiscal 2001, we changed our reporting structure and as a result, the Specialty Pharmacy and Internet Pharmacy businesses are no longer considered to be separate businesses. The Specialty Pharmacy business is now a component of the PBM business and the Internet Pharmacy business is a component of the Retail Pharmacy business.

Retail Pharmacy ~ As of December 29, 2001, the Retail Pharmacy business included 4,145 retail drugstores and the online retail website, CVS.com. The retail drugstores are located in 26 states and the District of Columbia, operating under the CVS® or CVS/pharmacy® name. CVS/pharmacy stores sell prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, greeting cards, film and photofinishing services, beauty products and cosmetics, seasonal merchandise and convenience foods, which we refer to as “front store” products. Existing stores generally range in size from approximately 8,000 to 12,000 square feet, although most new stores are based on either an approximately 11,000 or 12,000 square foot prototype building, which typically include a drive-thru pharmacy. The Retail Pharmacy is our only reportable segment as it represented approximately 96% of consolidated net sales and operating profit in fiscal 2001.

Pharmacy Benefit Management ~ The PBM business provides a full range of prescription benefit management services to managed care and other organizations. These services include plan design and administration, formulary management, mail order pharmacy services, claims processing and generic substitution. The PBM business, which currently manages more than 12 million lives, operates under the PharmaCare Management Services name and ranks as one of the top ten full service PBMs in the nation. The PBM business also includes our Specialty Pharmacy operations, which represent the largest integrated retail and mail provider of specialty pharmacy services in the nation. Specialty pharmacy focuses on supporting individuals that require complex and expensive drug therapies to treat conditions such as organ transplants, HIV/AIDS and genetic conditions such as infertility, multiple sclerosis and certain cancers. As of December 29, 2001, we operated 46 specialty pharmacies, located in 20 states and the District of Columbia, and two specialty mail order facilities. Specialty pharmacy stores, which operate under the CVS ProCare name, average 2,000 square feet in size and sell prescription drugs and a limited assorted of front store items such as alternative medications, homeopathic remedies and vitamins.

Our fiscal 2001 sales of $22.2 billion are grouped into two major categories, pharmacy and front store. Pharmacy sales have been growing, and we believe will continue to grow, at a faster pace than front store sales. Pharmacy sales represented 66% of total sales in fiscal 2001, compared to 63% in fiscal 2000 and 59% in fiscal 1999. Total pharmacy sales increased 14.5% to $14.8 billion, while front store sales, which are generally higher margin than pharmacy sales, increased 3.9% to $7.4 billion. We believe that our pharmacy operations will continue to represent a critical part of our business and strategy due to our ability to attract and retain managed care customers, favorable industry trends and our on-going program of purchasing customer lists from independent pharmacies. The U.S. retail pharmacy market is estimated to exceed $165 billion in sales for 2001 and is expected to continue to be among the fastest growing segments in the retail sector as it continues to benefit from favorable industry trends. These trends include an aging American population consuming a greater number of prescription drugs, pharmaceuticals being used more often as the first line of defense for managing illness and the introduction and direct to consumer marketing of new drugs.

Front store sales should continue to benefit from our strategy to be the first to market with new products and services, using innovative marketing, introducing more products which are unique to CVS and adjusting our mix of merchandise to match customer needs and preferences. Examples of this are our aggressive expansion of unique photo services, which has resulted in CVS becoming a leader in one-hour and online photo services and one of Kodak’s largest online customers. The ExtraCare® card program, our relationship marketing program, is another example whereby we offer special promotions and incentives to our best customers to reward their patronage and encourage increased loyalty. Currently, over 25 million CVS customers have an ExtraCare card. We also continue to expand our private label product offers, particularly with the expansion of the Essence of Beauty® line of bath and body products.

Merger with Revco D.S., Inc. ~ On May 29, 1997, we completed a merger with Revco D.S. Inc., pursuant to which 120.6 million shares of CVS common stock were exchanged for all the outstanding common stock of Revco. The aggregate value of this transaction, including the assumption of $900 million of existing Revco debt, was $3.8 billion (based on stock market valuations at the time of the merger). The merger with Revco was a milestone event for our company in that it more than doubled our revenues and made us the nation’s number one drugstore retailer in terms of store count. The merger brought us into high-growth, contiguous markets in the Mid-Atlantic, Southeast and Midwest regions of the United States.

Merger with Arbor Drugs, Inc. ~ On March 31, 1998, we completed a merger with Arbor Drugs, Inc., pursuant to which 37.8 million shares of CVS common stock were exchanged for all the outstanding common stock of Arbor. The aggregate value of this transaction, including the assumption of $17 million of existing Arbor debt, was $1.5 billion (based on stock market valuations at the time of the merger). The merger with Arbor made us the market share leader in metropolitan Detroit, the nation’s fourth largest retail drugstore market at the time, and strengthened our position as the nation’s top drugstore retailer in terms of store count and retail prescriptions dispensed.

Our common stock is listed on the New York Stock Exchange under the trading symbol “CVS”. CVS Corporation is a Delaware corporation. Our Store Support Center (corporate office) is located at One CVS Drive, Woonsocket, Rhode Island 02895, telephone (401) 765-1500.

RETAIL PHARMACY BUSINESS

Operating Strategy ~ Our operating strategy is to provide a broad assortment of high-quality merchandise at competitive prices using a retail format that emphasizes service, innovation and convenience. One of the keys to our strategy is technology, which allows us to focus on constantly improving service and exploring ways to provide more personalized product offerings and services. We believe that continuing to be the first to market with new products and services, using innovative marketing, introducing more products which are unique to CVS and adjusting our mix of merchandise to match customer needs and preferences is very important to our ability to maintain customer satisfaction.

Products ~ A typical CVS/pharmacy store sells prescription drugs and a wide assortment of high-quality, nationally advertised brand name and private label merchandise. General merchandise categories include over-the-counter drugs, greeting cards, film and photofinishing services, beauty products and cosmetics, seasonal merchandise and convenience foods, which we refer to as “front store” products. We purchase our merchandise from numerous manufacturers and distributors. We believe that competitive sources are readily available for substantially all of the products we carry and the loss of any one supplier would not have a material effect on the business. Consolidated net sales by major product group are as follows:

	Percentage of Net Sales(1)
	2001	2000	1999
Prescription drugs	66%	63%	59%
Over-the-counter and personal care	10	11	12
Beauty/cosmetics	7	7	6
General merchandise and other	17	19	23
	100%	100%	100%

(1) Percentages are estimates based on store scanning data.

To complement the national brand name products we offer, we also carry a full range of high-quality private label products that are only available through CVS. We carried over 1,500 CVS brand products, which accounted for approximately 12% of our front store sales during fiscal 2001. Due to the success of our private label program, we continue to assess opportunities to expand our range of private label product offerings.

Store Development ~ The addition of new stores has played, and will continue to play, a major role in our continued growth and success. Our store development program focuses on three areas: entering new markets, adding stores within existing markets and relocating stores to more convenient, freestanding sites. During 2001, we opened 126 new stores, relocated 122 stores and closed 68 stores. New store development included 43 stores in new markets, including: Miami and Ft. Lauderdale, Florida; Las Vegas, Nevada; and Dallas, Houston and Fort Worth, Texas. During the last five years we opened more than 1,700 new and relocated stores. Approximately half of our store base was opened or significantly remodeled within the last five years. During fiscal 2002, we expect to open approximately 150-175 new stores (including 75 in new markets), 100 relocations and 50 store closings in addition to the stores closing as a part of the restructuring announced during the fourth quarter of fiscal 2001. We believe that continuing to grow our store base and locating stores in desirable geographic markets are essential components to competing effectively in the current managed care environment. As a result, we believe that our store development program is an integral part of our ability to maintain our leadership position in the retail drugstore industry.

Information Systems ~ We have invested significantly in information systems to enable us to deliver a high level of customer service while lowering costs and increasing operating efficiency. We were one of the first in the industry to introduce Drug Utilization Review technology that checks for harmful interactions between prescription drugs, over-the-counter products, vitamins and herbal remedies. We were also one of the first in the industry to install a chain wide automatic prescription refill system, called Rapid Rx Refill, which enables customers to order prescription refills 24 hours a day using a touch-tone telephone. During fiscal 2001, we completed the rollout of EPIC®, a multiyear project that reengineered the way our pharmacists communicate and fill prescriptions. The project included integrated workflow improvements, proprietary systems technology and automated pill-counting machines in high volume stores. We expect EPIC will continue to improve quality assurance and customer service, while reducing labor costs. We also have several supply chain initiatives under way, including our Promotional Forecasting and Allocation system and an improved store-level Assisted Inventory Management system, which will more effectively link our stores and distribution centers with suppliers to speed the delivery of merchandise to our stores in a manner that both reduces out-of-stock positions and lowers our investment in inventory.

Customers ~ During fiscal 2001, we served an average of 2.5 million customers per day. Since our sales are to numerous customers, including managed care organizations, the loss of any one customer would not have a material effect on the business. No single customer accounts for 10% or more of our total sales.

Seasonality ~ The majority of our sales, particularly pharmacy sales, are generally not seasonal in nature. However, front store sales tend to be higher during the December holiday season. For additional information we refer you to the Note “Quarterly Financial Information” on page 30 of the “Notes to Consolidated Financial Statements” in our Annual Report to Stockholders for the fiscal year ended December 29, 2001.

Working Capital Practices ~ We fund the growth of our business through a combination of cash flow from operations, commercial paper and long-term borrowings. Our liquidity is not currently dependent on the use of off-balance sheet transactions other than normal operating leases. We currently expect to continue to utilize our commercial paper program during fiscal 2002 to support our working capital needs. We may also elect to use additional long-term borrowings and/or other financing sources in the future to support our continued growth. Due to the nature of the retail drugstore business, the majority of our non-pharmacy sales are in cash, while third party insurance programs, which typically settle in less than 30 days, represented 91% of our pharmacy sales in 2001. Our customer returns are not significant.

Associate Development ~ As of December 29, 2001, we employed approximately 107,000 associates, about 54,000 of whom are part-time employees working less than 30 hours per week. To deliver the highest levels of service to our customers and partners, we devote considerable time and attention to our people and service standards. We emphasize attracting and training friendly and helpful associates to work in our stores and throughout our organization. Our pharmacists consistently rank among the best in the industry on measurements of trust, relationship building and accessibility. This high level of service and expertise has played a key role in the growth of our company.

Intellectual Property and Licenses ~ We have registered or applied for registration of a variety of trade names, service marks, trademarks and business licenses for use in our business. We regard our intellectual property as having significant value and as being an important factor in the marketing of the Company and our stores. We are not aware of any facts that could negatively impact our continuing use of any of our intellectual property. Our pharmacies and pharmacists must be licensed by the appropriate state boards of pharmacy. Our pharmacies and distribution centers are also registered with the Federal Drug Enforcement Administration. Because of these licensing and registration requirements, we must comply with various statutes, rules and regulations, a violation of which could result in a suspension or revocation of these licenses or registrations.

Competition ~ The retail drugstore business is highly competitive. We believe that we compete principally on the basis of: (i) store location and convenience, (ii) customer service and satisfaction, (iii) product selection and variety and (iv) price. In each of the markets we serve, we compete with independent and other retail drugstore chains, supermarkets, convenience stores, mail order prescription providers, discount merchandisers and internet pharmacies.

Cautionary Statement Concerning Forward-Looking Statements ~ The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of CVS Corporation. The Company and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and in its reports to stockholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” and similar expressions identify statements that constitute “forward-looking statements”. All statements addressing operating performance of CVS Corporation or any subsidiary, events, or developments that the Company expects or anticipates will occur in the future, including statements relating to sales growth, earnings or earnings per common share growth, free cash flow, inventory levels and turn rates, store development, relocations and new market entries, as well as statements expressing optimism or pessimism about future operating results or events, are forward-looking statements within the meaning of the Reform Act. The forward-looking statements are and will be based upon management’s then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. By their nature, all forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including but not limited to:

•                  The strength of the economy in general or in the markets served by CVS, including changes in consumer purchasing power and/or spending patterns;

•                  Increased competition from other drugstore chains, from alternative distribution channels such as supermarkets, membership clubs, mail order companies, discount retailers and internet companies (e-commerce) and from other third party plans;

•                  Changes in consumer preference or loyalties;

•                  Price reductions taken by the Company in response to competitive pressures, as well as price reductions taken to drive demand that may not result in anticipated sales levels;

•                  Our ability to achieve projected levels of efficiencies, cost reduction measures and other benefits from the restructuring plan announced during the fourth quarter of fiscal 2001 and other initiatives;

•                  The effects of litigation and the creditworthiness of the purchasers of former businesses whose store leases are guaranteed by CVS;

•                  Our ability to generate sufficient cash flows to support capital expansion, and general operating activities, and our ability to obtain necessary financing at favorable interest rates;

•                  Changes in laws and regulations, including changes in accounting standards, taxation requirements, including tax rate changes, new tax laws and revised tax law interpretations;

•                  Interest rate fluctuations and other capital market conditions;

•                  The continued introduction of successful new prescription drugs;

•                  The continued efforts of health maintenance organizations, managed care organizations, pharmacy benefit management companies and other third party payers to reduce prescription drug costs;

•                  Our ability to continue to successfully implement new computer systems and technologies;

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

•                  Our ability to establish effective advertising, marketing and promotional programs (including pricing strategies) in the different geographic markets in which we operate; and

•                  Other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

The foregoing list is not exhaustive. There can be no assurance that the Company has correctly identified and appropriately assessed all factors affecting its business. Additional risks and uncertainties not presently known to the Company or that it currently believes to be immaterial also may adversely impact the Company. Should any risks and uncertainties develop into actual events, these developments could have material adverse effects on the Company’s business, financial condition, and results of operations. For these reasons, you are cautioned not to place undue reliance on the Company’s forward-looking statements.

Item 2.  —  Properties

We lease most of our stores under long-term leases that vary as to rental amounts, expiration dates, renewal options and other rental provisions. For additional information on the amount of our rental obligations for our leases, we refer you to the Note “Leases” on page 24 of “Notes to Consolidated Financial Statements” in our Annual Report to Stockholders for the fiscal year ended December 29, 2001.

As of December 29, 2001, we owned approximately 2% of our 4,191 retail and specialty pharmacy drugstores. Net selling space for our retail and specialty pharmacy drugstores increased approximately 2.5% to 31.5 million square feet as of December 29, 2001, from 30.8 million square feet as of December 30, 2000. Approximately half of our store base was opened or significantly remodeled within the last five years.

We own five distribution centers located in Alabama, North Carolina, Rhode Island, South Carolina and Tennessee and lease five additional facilities located in Indiana, New Jersey, Michigan, Pennsylvania and Virginia. The ten distribution centers total approximately 5,400,000 square feet as of December 29, 2001. During the fourth quarter of 2001, we announced our plan to close the Henderson, North Carolina distribution center. It is anticipated that the Henderson facility will be closed by May 2002 and its operations will be transferred among the remaining distribution centers.

We own our corporate headquarters building located in Woonsocket, Rhode Island, which contains approximately 552,000 square feet. We lease approximately 200,000 square feet of additional office space in Rhode Island. We also lease approximately 199,000 square feet in three mail order service facilities located in Columbus and Fairfield, Ohio and Pittsburgh, Pennsylvania. During the fourth quarter of fiscal 2001, we announced our intent to close the Columbus, Ohio mail order facility. The Columbus facility was closed in March 2002 and its operations were transferred to the Pittsburgh, Pennsylvania facility.

Following is a breakdown by state of our 4,191 retail and specialty pharmacy store locations as of December 29, 2001:

	Specialty Stores	Retail Stores	Total
Alabama	1	138	139
Arizona	1	—	1
California	7	—	7
Connecticut	—	129	129
Delaware	—	2	2
District of Columbia	2	48	50
Florida	8	37	45
Georgia	1	280	281
Hawaii	1	—	1
Illinois	1	89	90
Indiana	—	268	268
Kentucky	—	66	66
Maine	—	18	18
Maryland	2	170	172
Massachusetts	3	324	327
Michigan	—	248	248
Minnesota	1	—	1
Missouri	1	—	1
Nevada	—	3	3
New Hampshire	—	29	29
New Jersey	—	219	219
New York	4	410	414
North Carolina	1	273	274
Ohio	—	375	375
Oregon	1	—	1
Pennsylvania	2	345	347
Rhode Island	1	53	54
South Carolina	1	174	175
Tennessee	1	139	140
Texas	5	6	11
Vermont	—	2	2
Virginia	—	245	245
Washington	1	—	1
West Virginia	—	55	55
	46	4,145	4,191

In addition, in connection with certain business dispositions completed between 1991 and 1997, we continue to guarantee lease obligations for approximately 1,100 former stores. We are indemnified for these guarantee obligations by the respective purchasers. These guarantees generally remain in effect for the initial lease term and any extension thereof pursuant to a renewal option provided for in the lease prior to the time of the disposition. For additional information, we refer you to the Note “Commitments & Contingencies” on page 28 of “Notes to Consolidated Financial Statements” in our Annual Report to Stockholders for the fiscal year ended December 29, 2001.

Management believes that its owned and leased facilities are suitable and adequate to meet the Company’s anticipated needs. At the end of the existing lease terms, management believes the leases can be renewed or replaced by alternate space.

Item 3.  —  Legal Proceedings

On November 21, 2000, a collective action under the Fair Labor Standards Act (the “FLSA”) styled Hill v. CVS Rx Services, Inc., Civil Action No. CV 00-HGD-3355-S, was filed against CVS in the Federal District Court of Alabama by certain current and former CVS pharmacists. The action contends that, as a result of CVS’ pay practices, these pharmacists should not be treated as salaried exempt employees for purposes of the FLSA and, therefore, the Company violated the FLSA by failing to pay such pharmacists at a rate of time and one half for hours worked over 40 in any given week. Plaintiffs seek recovery of unpaid overtime as well as payment of liquidated damages, expenses and reasonable attorneys’ fees. This action is in the discovery phase and it is not yet possible to predict the outcome or reasonably estimate the possible range of loss, if any, for this case.

The Company and Thomas M. Ryan, the chairman, chief executive officer and president of the Company, are named as defendants in six purported shareholder class action complaints that have been filed in the Federal District Court of Massachusetts that assert claims under the federal securities laws.  By an order of the Court entered on February 6, 2002, those actions were consolidated under the caption In re CVS Corporation Securities Litigation, Civil Action No. 01-11464-JLT. The complaints in the constituent actions, which are substantially identical, alleged that several public statements by the Company between February and May 2001 failed to disclose that, as later reported by the Company in a June 27, 2001 press release, the Company’s earnings per share for the second quarter and for the full year would be lower than previously anticipated. According to the complaints, following the June 27, 2001 announcement, the price of the Company’s common stock fell from $44.10 to $36.51 per share. Plaintiffs asserted claims for alleged securities fraud under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.  The complaint sought certification of similar classes of the Company’s shareholders as well as recovery of monetary damages in an amount to be proven at trial plus plaintiffs’ expenses (including reasonable attorneys fees). Under the Court’s consolidation order, a lead plaintiff and lead plaintiff’s counsel were appointed as provided under the Private Securities Litigation Reform Act of 1995, as amended, and plaintiffs were directed to file a consolidated amended complaint within 60 days of entry of that order. The consolidated amended complaint has not yet been filed. These actions are in their earliest stages. The Company and Mr. Ryan believe that the claims asserted in the actions are without merit and intend to defend against them vigorously.

The Company is also a party to other litigation arising in the normal course of its business, none of which is expected to be material to the Company.

Item 4.  —  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 29, 2001.

Executive Officers of the Registrant

Executive Officers of the Registrant

The following sets forth the name, age and biographical information for each of our executive officers as of December 29, 2001. In each case the officer’s term of office extends to the date of the board of directors meeting following the next annual meeting of stockholders of the Company. Previous positions and responsibilities held by each of the executive officers over the past five years are indicated below:

Chris Bodine, age 46, Executive Vice President—Merchandising and Marketing of CVS Corporation and CVS Pharmacy, Inc. since February 1, 2002; Senior Vice President—Merchandising of CVS Pharmacy, Inc. from February 2000 to February 2002; Senior Vice President—Health Care Services of CVS Pharmacy, Inc. from August 1998 to February 2000 and Vice President—business Development of CVS Pharmacy, Inc. from November 1997 to August 1998.

Deborah G. Ellinger, age 43, Executive Vice President—Strategy and Business Development of CVS Corporation and CVS Pharmacy, Inc. since December 2001; Senior Vice President of Strategic Planning and Business Development, Staples, Inc. from June 1999 to October 2001; Partner, Boston Consulting Group from February 1990 to June 1999.

Rosemary Mede, age 55, Senior Vice President—Human Resources of CVS Corporation since April 2000 and Senior Vice President—Human Resources of CVS Pharmacy, Inc. since October 1997; Vice President/General Manager of Business Services, Becton Dickinson & Co. from December 1995 to September 1997.

Larry J. Merlo, age 46, Executive Vice President—Stores of CVS Corporation since April 2000 and Executive Vice President—Stores of CVS Pharmacy, Inc. since March 1998; Senior Vice President—Stores of CVS Pharmacy, Inc. from January 1994 to March 1998.

David B. Rickard, age 55, Executive Vice President and Chief Financial Officer of CVS Corporation and CVS Pharmacy, Inc. since September 1999; Senior Vice President and Chief Financial Officer of RJR Nabisco Holdings Corporation from March 1997 to August 1999; Executive Vice President, International Distillers and Vintners Americas, from November 1996 to March 1997.

Thomas M. Ryan, age 49, Chairman of the Board since April 1999 and Chief Executive Officer and President of CVS Corporation since May 1998; Vice Chairman of the Board and Chief Operating Officer of CVS Corporation from October 1996 to May 1998; Chief Executive Officer and President of CVS Pharmacy, Inc. from January 1994 to the present; director of FleetBoston Financial Corporation, Reebok International Ltd and TriCon Global Restaurant, Inc.

Douglas A. Sgarro, age 42, Senior Vice President and Chief Legal Officer of CVS Corporation since April 2000 and Senior Vice President and Chief Legal Officer of CVS Pharmacy, Inc. since September 1997; President of CVS Realty Co., a real estate development company and a division of CVS Pharmacy, Inc., since October 1999; partner in the New York City office of the law firm of Brown & Wood LLP from January 1993 to August 1997; director of Frontline Capital Group since June 2000; director of Rhode Island Economic Development Corporation (state instrumentality charged with promoting economic development in Rhode Island) since March 2000.

Larry D. Solberg, age 54, Senior Vice President—Finance and Controller of CVS Corporation since April 2000 and Senior Vice President—Finance and Controller of CVS Pharmacy, Inc. since March 1996.

Larry J. Zigerelli, age 43, Executive Vice President—Marketing of CVS Corporation and CVS Pharmacy, Inc. from April 2000 to January 2002; Executive Vice President, Corporate Development of CVS Pharmacy, Inc. from February 1999 to March 2000; Vice President and General Manager, Food and Beverage—Latin America, The Procter & Gamble Company (“Procter & Gamble”) from June 1998 to January 1999; Vice President and General Manager, Puerto Rico and the Caribbean, Procter & Gamble from October 1994 to May 1998.  Mr. Zigerelli resigned his position at CVS effective January 31, 2002 and was replaced by Mr. Bodine.

PART II

Item 5.  —  Market for Registrant’s Common Equity and Related Stockholder Matters

Since October 16, 1996, our common stock has been listed on the New York Stock Exchange under the symbol “CVS.” The table below sets forth the high and low sales prices of our common stock on the New York Stock Exchange Composite Tape as reported in The Wall Street Journal and the quarterly cash dividends declared per share of common stock during the periods indicated.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2001:High	$62.10	$59.75	$40.48	$34.55	$62.10
Low	51.00	36.51	31.40	23.28	23.28
Cash dividends per common share	0.0575	0.0575	0.0575	0.0575	0.2300
2000:High	$40.63	$46.75	$46.31	$59.94	$59.94
Low	28.00	35.88	34.38	44.31	28.00
Cash dividends per common share	0.0575	0.0575	0.0575	0.0575	0.2300

CVS has paid cash dividends every quarter since becoming a public company. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors. As of March 1, 2002, there were approximately 11,000 registered shareholders according to the records maintained by our transfer agent.

Item 6.  —  Selected Financial Data

The selected consolidated financial data of CVS Corporation as of and for the periods indicated in the five-year period ended December 29, 2001 have been derived from the audited consolidated financial statements of CVS Corporation, which consolidated financial statements have been audited by KPMG LLP. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and the audit report of KPMG LLP, which are incorporated elsewhere herein.

	Fiscal Year
	2001 (52 weeks)	2000 (52 weeks)	1999 (53 weeks)	1998 (52 weeks)	1997 (52 weeks)
	In millions, except per share amounts
Statement of operations data:
Net sales	$22,241.4	$20,087.5	$18,098.3	$15,273.6	$13,749.6
Gross margin(1)	5,691.0	5,361.7	4,861.4	4,129.2	3,718.3
Selling, general & administrative	4,256.3	3,761.6	3,448.0	2,949.0	2,776.0
Depreciation and amortization	320.8	296.6	277.9	249.7	238.2
Merger, restructuring and other nonrecurring charges and (gains)	343.3	(19.2)	—	178.6	422.4
Total operating expenses	4,920.4	4,039.0	3,725.9	3,377.3	3,436.6
Operating profit(2)	770.6	1,322.7	1,135.5	751.9	281.7
Other expense, net	61.0	79.3	59.1	60.9	44.1
Income tax provision	296.4	497.4	441.3	306.5	149.2
Earnings from continuing operations before extraordinary item(3)	$413.2	$746.0	$635.1	$384.5	$88.4
Per common share data:
Earnings from continuing operations before extraordinary item:(3)
Basic	$1.02	$1.87	$1.59	$0.96	$0.20
Diluted	1.00	1.83	1.55	0.95	0.19
Cash dividends per common share	0.230	0.230	0.230	0.225	0.220
Balance sheet and other data:
Total assets	$8,628.2	$7,949.5	$7,275.4	$6,686.2	$5,920.5
Long-term debt	810.4	536.8	558.5	275.7	290.4
Total shareholders’ equity	4,566.9	4,304.6	3,679.7	3,110.6	2,626.5

(1)   Gross margin includes the pre-tax effect of the following nonrecurring charges: (i) in 2001, $5.7 million ($3.6 million after-tax) related to the markdown of certain inventory contained in the stores closing as part of the Action Plan, discussed in Note 2 to the consolidated financial statements, to its net realizable value, (ii) in 1998, $10.0 million ($5.9 million after-tax) related to the markdown of noncompatible Arbor Drugs, Inc. merchandise and (iii) in 1997, $75.0 million ($49.9 million after-tax) related to the markdown of noncompatible Revco D.S., Inc. merchandise.

(2)   Operating profit includes the pre-tax effect of the charges discussed in Note (1) above and the following merger, restructuring, and other nonrecurring charges and gains: (i) in 2001, $346.8 million ($226.9 million after-tax) related to restructuring and asset impairment costs associated with the Action Plan and $3.5 million ($2.1 million after-tax) nonrecurring gain resulting from the net effect of the $50.3 million of settlement proceeds received from various lawsuits against certain manufacturers of brand name prescription drugs which was offset by the Company’s contribution of $46.8 million of these settlement proceeds to the CVS Charitable Trust, Inc. to fund future charitable giving, (ii) in 2000, $19.2 million ($11.5 million after-tax) nonrecurring gain representing partial payment of our share of the settlement proceeds from a class action lawsuit against certain manufacturers of brand name prescription drugs, (iii) in 1998, $147.3 million ($101.3 million after-tax) charge related to the merger of CVS and Arbor and $31.3 million ($18.4 million after-tax) of nonrecurring costs incurred in connection with eliminating Arbor’s information technology systems and Revco’s noncompatible store merchandise fixtures and (iv) in 1997, $337.1 million ($229.8 million after-tax) charge related to the merger of CVS and Revco on May 29, 1997, $54.3 million ($32.0 million after-tax) of nonrecurring costs incurred in connection with eliminating Revco’s information technology systems and noncompatible store merchandise fixtures and $31.0 million ($19.1 million after-tax) charge related to the restructuring of Big B, Inc.

(3)   Earnings from continuing operations before extraordinary item and earnings per common share from continuing operations before extraordinary item include the after-tax effect of the charges and gains discussed in Notes (1) and (2) above.

Item 7.  —  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We refer you to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report to Stockholders for the fiscal year ended December 29, 2001 on pages 12 through 15.

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

Item 8.        Financial Statements and Supplementary Data

We refer you to the “Consolidated Statements of Operations,” “Consolidated Balance Sheets,” “Consolidated Statements of Shareholders’ Equity,” “Consolidated Statements of Cash Flows,” and “Notes to Consolidated Financial Statements” on pages 16 through 30 and “Independent Auditors’ Report” on page 32 of our Annual Report to Stockholders for the fiscal year ended December 29, 2001.

Item 9.  —  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No events have occurred which would require disclosure under this Item.

PART III

Item 10.  —  Directors and Executive Officers of the Registrant

We refer you to our Proxy Statement for the 2002 Annual Meeting of Stockholders in Item 1 under the captions “Biographies of our Board Nominees,” “Committees of the Board of CVS, “ and in Item 3 under “Section 16(a) Beneficial Ownership Reporting Compliance.” Biographical information on our executive officers is contained in Item I of this Annual Report on Form 10-K.

Item 11.  —  Executive Compensation

We refer you to our Proxy Statement for the 2002 Annual Meeting of Stockholders in Item 1 under the captions “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Management Planning and Development Committee Report on Executive Compensation,” “Summary Compensation Table,” “Stock Options,” “Long Term Incentive Plan,” “Stock Performance Graph” and “Certain Executive Arrangements.”

Item 12.                            Security Ownership of Certain Beneficial Owners and Management

We refer you to our Proxy Statement for the 2002 Annual Meeting of Stockholders in Item 1 under the captions “Share Ownership of Directors and Certain Executive Officers” and “Share Ownership of Principal Stockholders.”

Item 13.         Certain Relationships and Related Transactions

We refer you to our Proxy Statement for the 2002 Annual Meeting of Stockholders in Item 1 under the caption “Transactions with Directors and Officers.”

PART IV

Item 14.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K

A.    Documents filed as part of this report:

1.     Financial Statements:

The following financial statements are incorporated by reference from pages 12 through 30 and page 32 of our Annual Report to Stockholders for the fiscal year ended December 29, 2001, as provided in Item 8 hereof:

2.     Financial Statement Schedules

The following financial statement schedule is filed on page 16 of this report: Schedule  II — Valuation and Qualifying Accounts. All other financial statement schedules are omitted because they are not applicable or the information is included in the financial statements or related notes.

B.    Reports on Form 8-K

There were no Current Reports on Form 8-K filed during the fourth quarter of fiscal 2001.

C.    Exhibits

Exhibits marked with an asterisk (*) are hereby incorporated by reference to exhibits or appendices previously filed by the Registrant as indicated in brackets following the description of the exhibit.

Exhibit	Description
3.1*

Amended and Restated Certificate of Incorporation of the Registrant [incorporated by reference to Exhibit 3.1 of CVS Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996].

3.1A*

Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective May 13, 1998 [incorporated by reference to Exhibit 4.1A to Registrant’s Registration Statement No. 333-52055 on Form S-3/A dated May 18, 1998].

3.2*	By-laws of the Registrant, as amended and restated [incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998].
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
4.2*

Indenture, dated as of February 11, 1999, between CVS Corporation and The Bank of New York [incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement No. 333-78253 on Form S-4 dated May 11, 1999].

10.1*

Stock Purchase Agreement dated as of October 14, 1995 between The TJX Companies, Inc. and Melville Corporation, as amended November 17, 1995 [incorporated by reference to Exhibits 2.1 and 2.2 to Melville’s Current Report on Form 8-K dated December 4, 1995].

10.2*

Stock Purchase Agreement dated as of March 25, 1996 between Melville Corporation and Consolidated Stores Corporation, as amended May 3, 1996 [incorporated by reference to Exhibits 2.1 and 2.2 to Melville’s Current Report on Form 8-K dated May 5, 1996].

10.3*

Distribution Agreement dated as of September 24, 1996 among Melville Corporation, Footstar, Inc. and Footstar Center, Inc. [incorporated by reference to Exhibit 99.1 to Melville’s Current Report on Form 8-K dated October 28, 1996].

10.4*

Tax Disaffiliation Agreement dated as of September 24, 1996 among Melville Corporation, Footstar, Inc. and certain subsidiaries named therein [incorporated by reference to Exhibit 99.2 to Melville’s Current Report on Form 8-K dated October 28, 1996].

10.5*

Agreement and Plan of Merger dated as of February 6, 1997, as amended as of March 19, 1997, among the Registrant, Revco D.S., Inc. and North Acquisition, Corp. [incorporated by reference to Annex A to the Registrant’s Registration Statement No. 333-24163 on Form S-4 filed March 28, 1997].

10.6*

Agreement and Plan of Merger dated as of February 8, 1998, as amended as of March 2, 1998, among the Registrant, Arbor Drugs, Inc. and Red Acquisition, Inc. [incorporated by reference to Exhibit 2 to the Registrant’s Registration Statement No. 333-47193 on Form S-4 filed March 2, 1998].

10.7*

Stockholder Agreement dated as of December 2, 1996 between the Registrant, Nashua Hollis CVS, Inc. and Linens ‘n Things, Inc. [incorporated by reference to Exhibit 10(i)(6) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997].

10.8*

Tax Disaffiliation Agreement dated as of December 2, 1996 between the Registrant and Linens ‘n Things, Inc. and certain of their respective affiliates [incorporated by reference to Exhibit 10(i)(7) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997].

10.9*

Note Purchase Agreement dated June 7, 1989 by and among Melville Corporation and Subsidiaries Employee Stock Ownership Plan, as Issuer, Melville Corporation, as Guarantor, and the Purchasers listed therein [incorporated by reference to Exhibit 10(i)(9) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997].

10.10*	1973 Stock Option Plan [incorporated by reference to Exhibit (10)(iii)(A)(i) to Melville Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1987].
10.11*	1987 Stock Option Plan [incorporated by reference to Exhibit (10)(iii)(A)(iii) to Melville Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1987].
10.12*	1989 Directors Stock Option Plan [incorporated by reference to Exhibit B to Melville Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988].
10.13*

Melville Corporation Omnibus Stock Incentive Plan [incorporated by reference to Exhibit B to Melville Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and Exhibit A to Melville’s definitive Proxy Statement dated March 7, 1995].

10.14*	Profit Incentive Plan of Melville Corporation [incorporated by reference to Exhibit A to Melville Corporation’s definitive Proxy Statement dated March 14, 1994].
10.15*

Supplemental Retirement Plan for Select Senior Management of Melville Corporation I as amended through July 1995 [incorporated by reference to Exhibit 10(iii)(A)(vii) to Melville’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995].

10.16*

Supplemental Retirement Plan for Select Senior Management of Melville Corporation II as amended through July 1995 [incorporated by reference to Exhibit 10(iii)(A)(viii) to Melville’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995].

10.17*

Income Continuation Policy for Select Senior Executives of Melville Corporation as amended through May 12, 1988 [incorporated by reference to Exhibit 10 (viii) to Melville’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994].

10.18*

CVS Corporation 1996 Directors Stock Plan, as amended and restated [incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000].

10.19*

Form of Employment Agreements between the Registrant and the Registrant’s executive officers [incorporated by reference to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996].

10.20*	Deferred Stock Compensation Plan [incorporated by reference to Exhibit 10(iii)(A)(xi) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997].
10.21*	1997 Incentive Compensation Plan [incorporated by reference to Annex F to Amendment No. 1 to the Registrant’s Registration Statement No. 333-24163 on Form S-4/A filed April 17, 1997].
10.22*	Deferred Compensation Plan [incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 27, 1998].
10.23*	Partnership Equity Program [incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 27, 1998].
10.24*

Form of Collateral Assignment and Executive Life Insurance Agreement between Registrant and the Registrant’s executive officers [incorporated by reference to Exhibit 10.11(xv) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998].

10.25*	Consulting Agreement between CVS Corporation and Eugene Applebaum [incorporated by reference to Exhibit 99(d) to Registrant’s Registration Statement No. 333-47193 on Form S-4 filed March 2, 1998].
10.26*	Description of the Long-Term Performance Share Plan [incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000].
10.27*	Description of the Executive Retention Program [incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000].
10.28*

364-day Credit Agreement dated as of May 21, 2001 by and among the Registrant, the lenders party hereto, BNY Capital Markets and Fleet Securities, Inc., as Syndication Agent, Credit Suisse First Boston and First Union National Bank, as Co-Documentation Agents and Fleet National Bank, as Administrative Agent [incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001].

10.29*

Five-year Credit Agreement dated as of May 21, 2001 by and among the Registrant, the lenders party hearto, Credit Suisse First Boston and First Union National Bank, as Co-Documentation Agents, The Bank of New York, as Administrative Agent and BNY Capital Markets, Inc. and Fleet Securities, Inc., as Syndication Agent [incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001].

13	Portions of the 2001 Annual Report to Stockholders of CVS Corporation, which are specifically designated in this Form 10-K as being incorporated by reference.
21	Subsidiaries of the Registrant
23	Consent of KPMG LLP

Independent Auditors’ Report

Board of Directors and Shareholders

CVS Corporation:

Under date of February 1, 2002, we reported on the consolidated balance sheets of CVS Corporation and subsidiaries as of December 29, 2001 and December 30, 2000, and the related consolidated statements of operations, shareholders’ equity and cash flows for the fifty-two week periods ended December 29, 2001 and December 30, 2000 and the fifty-three week period ended January 1, 2000. These consolidated financial statements and our report thereon are incorporated by reference in the December 29, 2001 Annual Report on Form 10-K of CVS Corporation. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
KPMG LLP

Providence, Rhode Island

February 1, 2002

Schedule II — Valuation and Qualifying Accounts

	Balance at Beginning of Year	Additions Charged to Bad Debt Expense	Write-offs Charged to Allowance	Balance at End of Year
	In millions
Accounts Receivable — Allowance for Doubtful Accounts:
Fiscal Year Ended December 29, 2001	$47.9	$42.9	$37.2	$53.6
Fiscal Year Ended December 30, 2000	$41.1	$29.2	$22.4	$47.9
Fiscal Year Ended January 1, 2000	39.8	22.8	21.5	41.1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CVS CORPORATION

Date: March 20, 2002	By:	/s/ David B. Rickard
David B. Rickard
Executive Vice President, Chief Financial Officer and Chief Administrative Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Eugene Applebaum	Director	March 20, 2002
Eugene Applebaum

/s/ W. Don Cornwell	Director	March 20, 2002
W. Don Cornwell

/s/ Thomas P. Gerrity	Director	March 20, 2002
Thomas P. Gerrity

/s/ Stanley P. Goldstein	Director	March 20, 2002
Stanley P. Goldstein

/s/ Marian L. Heard	Director	March 20, 2002
Marian L. Heard

/s/ William H. Joyce	Director	March 20, 2002
William H. Joyce

/s/ Terry R. Lautenbach	Director	March 20, 2002
Terry R. Lautenbach

/s/ Terrence Murray	Director	March 20, 2002
Terrence Murray

/s/ David B. Rickard	Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer)	March 20, 2002
David B. Rickard

/s/ Sheli Z. Rosenberg	Director	March 20, 2002
Sheli Z. Rosenberg

/s/ Thomas M. Ryan	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 20, 2002
Thomas M. Ryan

/s/ Ivan G. Seidenberg	Director	March 20, 2002
Ivan G. Seidenberg

/s/ Larry D. Solberg	Senior Vice President and Controller (Principal Accounting Officer)	March 20, 2002
Larry D. Solberg