Form 10-Q
period 2002-03-30
CVS CORP
filed 2002-05-14
CIK 64803

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934



For the Quarterly Period Ended                           Commission File Number
March 30, 2002                                                        001-01011


                                 CVS CORPORATION
                                 ---------------
             (Exact name of registrant as specified in its charter)


       Delaware                                         05-0494040
------------------------                ----------------------------------------
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

Yes     X     No ____
      -----


           Common Stock, $0.01 par value, issued and at May 10, 2002:
                               391,933,000 shares

--------------------------------------------------------------------------------

                                      INDEX

                                                                                    Page
Part I

  Item 1.  Financial Statements

           Consolidated Condensed Statements of Operations -
              Thirteen Weeks Ended March 30, 2002 and March 31, 2001                   2

           Consolidated Condensed Balance Sheets -
              As of March 30, 2002 and December 29, 2001                               3

           Consolidated Condensed Statements of Cash Flows -
              Thirteen Weeks Ended March 30, 2002 and March 31, 2001                   4

           Notes to Consolidated Condensed Financial Statements                        5

           Independent Auditors' Review Report                                        10

  Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                   11

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk                 15


Part II

  Item 6.  Exhibits and Reports on Form 8-K                                           16

  Signature Page                                                                      16

Part I                                                                    Item 1
--------------------------------------------------------------------------------
                                 CVS Corporation
                 Consolidated Condensed Statements of Operations
                                   (Unaudited)

---------------------------------------------------------------------------------------------------
                                                                                13 Weeks Ended
                                                                            March 30,     March 31,
In millions, except per share amounts                                            2002          2001
---------------------------------------------------------------------------------------------------
Net sales                                                                   $ 5,970.7     $ 5,385.9
Cost of goods sold, buying and warehousing costs                              4,477.0       3,932.5
---------------------------------------------------------------------------------------------------
   Gross margin                                                               1,493.7       1,453.4
Selling, general and administrative expenses                                  1,122.2         993.4
Depreciation and amortization                                                    75.0          78.6
---------------------------------------------------------------------------------------------------
   Total operating expenses                                                   1,197.2       1,072.0
---------------------------------------------------------------------------------------------------
Operating profit                                                                296.5         381.4
Interest expense, net                                                            13.1          15.7
---------------------------------------------------------------------------------------------------
Earnings before income tax provision                                            283.4         365.7
Income tax provision                                                            107.7         144.0
---------------------------------------------------------------------------------------------------
Net earnings                                                                    175.7         221.7
Preference dividends, net of income tax benefit                                   3.7           3.7
---------------------------------------------------------------------------------------------------
Net earnings available to common shareholders                               $   172.0     $   218.0
---------------------------------------------------------------------------------------------------

Basic earnings per common share:
   Net earnings                                                             $    0.44     $    0.56
---------------------------------------------------------------------------------------------------
   Weighted average basic common shares outstanding                             391.6         392.8
---------------------------------------------------------------------------------------------------

Diluted earnings per common share:
   Net earnings                                                             $    0.43     $    0.54
---------------------------------------------------------------------------------------------------
   Weighted average diluted common shares outstanding                           404.7         411.3
---------------------------------------------------------------------------------------------------
Dividends declared per common share                                         $  0.0575     $  0.0575
---------------------------------------------------------------------------------------------------

See accompanying notes to consolidated condensed financial statements.

Part I                                                                    Item 1
--------------------------------------------------------------------------------
                                 CVS Corporation
                      Consolidated Condensed Balance Sheets

------------------------------------------------------------------------------------------------------------------
                                                                                     (Unaudited)
                                                                                       March 30,      December 29,
In millions, except share and per share amounts                                             2002              2001
------------------------------------------------------------------------------------------------------------------
Assets:
   Cash and cash equivalents                                                         $     453.5       $     236.3
   Accounts receivable, net                                                              1,008.9             966.2
   Inventories                                                                           4,098.4           3,918.6
   Deferred income taxes                                                                   210.6             242.6
   Other current assets                                                                     48.2              46.2
------------------------------------------------------------------------------------------------------------------
     Total current assets                                                                5,819.6           5,409.9

   Property and equipment, net                                                           2,025.1           1,847.3
   Goodwill, net                                                                           876.4             874.9
   Intangible assets, net                                                                  308.6             318.0
   Other assets                                                                            181.9             178.1
------------------------------------------------------------------------------------------------------------------
     Total assets                                                                    $   9,211.6       $   8,628.2
==================================================================================================================

Liabilities:
   Accounts payable                                                                  $   1,515.2       $   1,535.8
   Accrued expenses                                                                      1,274.1           1,267.9
   Short-term borrowings                                                                   664.8             235.8
   Current portion of long-term debt                                                        26.4              26.4
------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                           3,480.5           3,065.9

   Long-term debt                                                                          810.2             810.4
   Deferred income taxes                                                                    35.3              35.3
   Other long-term liabilities                                                             149.9             149.7

Shareholders' equity:

   Preference stock, series one ESOP convertible, par value $1.00:
     authorized 50,000,000 shares; issued and outstanding 4,790,000 shares
     at March 30, 2002 and 4,887,000 shares at December 29, 2001                           256.0             261.2
   Common stock, par value $0.01: authorized 1,000,000,000 shares; issued
     408,875,000 shares at March 30, 2002 and 408,532,000
     shares at December 29, 2001                                                             4.1               4.1
   Treasury stock, at cost: 16,931,000 shares at March 30, 2002 and
     17,645,000 shares at December 29, 2001                                               (490.2)           (510.8)
   Guaranteed ESOP obligation                                                             (219.9)           (219.9)
   Capital surplus                                                                       1,539.8           1,539.6
   Retained earnings                                                                     3,645.9           3,492.7
------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                          4,735.7           4,566.9
------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                           $   9,211.6       $   8,628.2
==================================================================================================================

See accompanying notes to consolidated condensed financial statements.

Part I                                                                    Item 1
--------------------------------------------------------------------------------
                                 CVS Corporation
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------
                                                                                           13 Weeks Ended
                                                                                         March 30,       March 31,
In millions                                                                                   2002           2001
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net earnings                                                                        $     175.7     $     221.7
   Adjustments required to reconcile net earnings to net cash provided by (used in) operating activities:
      Depreciation and amortization                                                           75.0            78.6
      Deferred income taxes and other noncash items                                           40.4             0.2
   Change in operating assets and liabilities, providing/(requiring) cash, net of effects from acquisitions:
      Accounts receivable, net                                                               (42.7)          (69.2)
      Inventories                                                                           (179.7)         (263.8)
      Other current assets                                                                     2.0            (7.2)
      Other assets                                                                            (0.9)           (3.6)
      Accounts payable                                                                       (20.6)         (120.7)
      Accrued expenses                                                                         0.4            68.8
      Other long-term liabilities                                                              0.1             1.9
-------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                           49.7           (93.3)
-------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Additions to property and equipment                                                      (377.9)         (126.0)
   Proceeds from sale-leaseback transactions                                                 135.5              --
   Acquisitions (net of cash acquired) and investments                                       (14.0)          (81.5)
   Proceeds from sale or disposal of assets                                                    2.6             6.3
-------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                       (253.8)         (201.2)
-------------------------------------------------------------------------------------------------------------------

Cash flow from financing activities:
   Additions to (reductions in) short-term borrowings                                        429.0           (40.0)
   Proceeds from exercise of stock options                                                    15.0            22.9
   (Reductions in) additions to long-term debt                                                (0.2)          296.7
   Dividends paid                                                                            (22.5)          (22.6)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                    421.3           257.0
-------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                         217.2           (37.5)
Cash and cash equivalents at beginning of period                                             236.3           337.3
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                             $     453.5     $     299.8
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

Note 1

The accompanying consolidated condensed financial statements of CVS Corporation ("CVS" or the "Company") have been prepared without audit, in accordance with the rules and regulations of the Securities and Exchange Commission. In accordance with such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001.

In the opinion of management, the accompanying consolidated condensed financial statements include all adjustments (consisting only of normal recurring adjustments) which are necessary to present a fair statement of the Company's results for the interim periods presented. Because of the influence of various factors on the Company's operations, including certain holidays and other seasonal influences, net earnings for any interim period may not be comparable to the same interim period in previous years or necessarily indicative of earnings for the full fiscal year.

Certain reclassifications have been made to prior year's amounts to conform to the current period presentation.

Note 2

The Company currently operates two business segments, Retail Pharmacy and Pharmacy Benefit Management ("PBM"). The Company's business segments are operating units that offer different products and services, and require distinct technology and marketing strategies.

As of March 30, 2002, the Retail Pharmacy segment included 3,958 retail drugstores and the Company's online retail website, CVS.com. The retail drugstores are located in 26 states and the District of Columbia, operating under the CVS or CVS/pharmacy name. The Retail Pharmacy segment is the Company's only reportable segment.

The PBM segment provides a full range of prescription benefit management services to managed care and other organizations. These services include plan design and administration, formulary management, mail order pharmacy services, claims processing and generic substitution. The PBM segment also includes the Company's specialty pharmacy business which focuses on supporting individuals that require complex and expensive drug therapies. The PBM segment operates under the PharmaCare Management Services name, while the specialty pharmacy mail order facilities and 33 retail pharmacies, located in 20 states and the District of Columbia, operate under the CVS ProCare name.

Part I                                                                    Item 1
--------------------------------------------------------------------------------
                                 CVS Corporation
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

Following is a reconciliation of the Company's business segments to the consolidated condensed financial statements as of and for the thirteen weeks ended March 30, 2002 and March 31, 2001:

---------------------------------------------------------------------------------------------
                                         Retail Pharmacy         All Other     Consolidated
In millions                                      Segment          Segments           Totals
---------------------------------------------------------------------------------------------
13 weeks ended:
 March 30, 2002:
     Net sales                                $   5,693.0       $     277.7      $   5,970.7
     Operating profit                               283.2              13.3            296.5
---------------------------------------------------------------------------------------------
 March 31, 2001:
     Net sales                                $   5,167.7       $     218.2      $   5,385.9
     Operating profit                               373.3               8.1            381.4
---------------------------------------------------------------------------------------------
Total assets:
 March 30, 2002                               $   8,689.7       $     521.9      $   9,211.6
 December 29, 2001                                8,123.7             504.5          8,628.2
---------------------------------------------------------------------------------------------

Note 3

During the fourth quarter of 2001, management approved an Action Plan, which resulted from a comprehensive business review designed to streamline operations and enhance operating efficiencies.

Following is a summary of the specific initiatives contained in the Action Plan:

     1. 229 CVS/pharmacy and CVS ProCare store locations (the "Stores") would be closed by no later than March 2002. Since these locations were leased facilities, management planned to either return the premises to the respective landlords at the conclusion of the current lease term or negotiate an early termination of the contractual obligations. As of March 31, 2002, all of the Stores were closed.

     2. The Henderson, North Carolina distribution center (the "D.C.") would be closed and its operations would be transferred to the Company's remaining distribution centers by no later than May 2002. Since this location was owned, management planned to sell the property upon closure. The D.C. was closed in April 2002 and is currently under contract to be sold.

     3. The Columbus, Ohio mail order facility (the "Mail Facility") would be closed and its operations would be transferred to the Company's Pittsburgh, Pennsylvania mail order facility by no later than April 2002. Since this location was a leased facility, management planned to either return the premises to the landlord at the conclusion of the lease or negotiate an early termination of the contractual obligation. The Mail Facility was closed in March 2002.

     4. Two satellite office facilities (the "Satellite Facilities") would be closed and their operations would be consolidated into the Company's Woonsocket, Rhode Island corporate headquarters by no later than December 2001. Since these locations were leased facilities, management planned to either return the premises to the landlords at the conclusion of the leases or negotiate an early termination of the contractual obligations. The Satellite Facilities were closed in December 2001.

     5. Termination of approximately 1,500 managerial, administrative and store employees in the Company's Woonsocket, Rhode Island corporate headquarters; Columbus, Mail Facility; Henderson, D.C. and the Stores. As of April 30, 2002, all of the employees had been terminated.

Part I                                                                    Item 1
--------------------------------------------------------------------------------
                                 CVS Corporation
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

In accordance with, Emerging Issues Task Force Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)," Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges," the Company recorded a $346.8 million pre-tax charge ($226.9 million after-tax) to operating expenses during the fourth quarter of 2001 for restructuring and asset impairment costs associated with the Action Plan. In accordance with Accounting Research Bulletin No. 43, "Restatement and Revision of Accounting Research Bulletins," the Company also recorded a $5.7 million pre-tax charge ($3.6 million after-tax) to cost of goods sold during the fourth quarter of 2001 to reflect the markdown of certain inventory contained in the Stores to its net realizable value. In total, the restructuring and asset impairment charge was $352.5 million pre-tax, or $230.5 million after-tax (the "Restructuring Charge").

Following is a reconciliation of the beginning and ending liability balances associated with the Restructuring Charge as of the respective balance sheet dates:

-----------------------------------------------------------------------------------------------------------
                           Noncancelable Lease                                     Employee
In millions                   Obligations/(1)/      Asset Write-Offs   Severance & Benefits          Total
-----------------------------------------------------------------------------------------------------------
Restructuring Charge                 $  227.4              $  105.6               $   19.5        $  352.5
Utilized - Cash                            --                    --                   (2.1)           (2.1)
Utilized - Noncash                         --                (105.6)                    --          (105.6)
-----------------------------------------------------------------------------------------------------------
Balance at 12/29/01                  $  227.4              $     --               $   17.4        $  244.8
Utilized - Cash                          (7.0)                   --                   (7.3)          (14.3)
-----------------------------------------------------------------------------------------------------------
Balance at 03/30/02/(2)/             $  220.4              $     --               $   10.1        $  230.5
-----------------------------------------------------------------------------------------------------------

/(1)/ Noncancelable lease obligations extend through 2024.

/(2)/ The Company believes that the reserve balances as of March 30, 2002 are adequate to cover the remaining liabilities associated with the Restructuring Charge.

Note 4

Following are the components of net interest expense:

--------------------------------------------------------------------------------
                                                       13 Weeks Ended
In millions                                   March 30, 2002     March 31, 2001
--------------------------------------------------------------------------------
Interest expense                                   $   14.5           $   17.0
Interest income                                        (1.4)              (1.3)
--------------------------------------------------------------------------------
    Interest expense, net                          $   13.1           $   15.7
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

Note 5

Effective at the beginning of fiscal 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." As a result of the adoption, goodwill and other indefinite-lived intangible assets are no longer being amortized, but are subject to annual impairment reviews, or more frequently if events or circumstances indicate there may be an impairment.

The impact of discontinuing the amortization of goodwill and indefinite-lived intangible assets on net earnings for the thirteen weeks ended March 30, 2001 would have been $6.7 million, or $0.01 per share on basic and diluted earnings per common share. Adjusted net earnings, basic and diluted earnings per common share for the thirteen weeks ended March 31, 2001 would have been $228.4 million, $0.57 per share and $0.55 per share, respectively.

The carrying amount of goodwill as of March 30, 2002 was $876.4 million. The change in goodwill during the thirteen weeks ended March 30, 2002 was not significant. There was no impairment of goodwill during the quarter.

Intangible assets other than goodwill are separated into two categories, finite-lived and indefinite-lived. Intangible assets with finite useful lives are amortized over their estimated useful life, while intangible assets with indefinite useful lives are not amortized. The Company currently has no intangible assets with indefinite lives. Following is a summary of the Company's amortizable intangible assets as of the respective balance sheet dates:

-----------------------------------------------------------------------------------------------------------
                                        As of March 30, 2002                 As of December 29, 2001
                                ---------------------------------      ------------------------------------
                                         Gross       Accumulated                 Gross       Accumulated
In millions                     Carrying Amount     Amortization       Carrying Amount      Amortization
-----------------------------------------------------------------------------------------------------------
Customer lists and
   Covenants not to compete           $   382.7       $  (144.2)              $   379.7         $  (135.1)
Favorable leases and Other                138.8           (68.7)                  138.8             (65.4)
-----------------------------------------------------------------------------------------------------------
                                      $   521.5       $  (212.9)              $   518.5         $  (200.5)
-----------------------------------------------------------------------------------------------------------

The amortization expense for these intangible assets was $12.1 million for the thirteen weeks ended March 30, 2002. The anticipated annual amortization expense for these intangible assets is $42.4 million, $37.1 million, $31.8 million, $27.7 million, $26.1 million and $24.7 million in 2002, 2003, 2004, 2005, 2006 and 2007, respectively.

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

Following is a reconciliation of basic and diluted earnings per common share for the thirteen weeks ended:

--------------------------------------------------------------------------------------------------------
                                                                                13 Weeks Ended
In millions, except per share amounts                                   March 30, 2002   March 31, 2001
--------------------------------------------------------------------------------------------------------
Numerator for earnings per common share calculation:
  Net earnings                                                               $ 175.7           $ 221.7
  Preference dividends, net of income tax benefit                               (3.7)             (3.7)
--------------------------------------------------------------------------------------------------------
  Net earnings available to common shareholders, basic                       $ 172.0           $ 218.0
--------------------------------------------------------------------------------------------------------

  Net earnings                                                               $ 175.7           $ 221.7
  Dilutive earnings adjustment                                                  (1.7)             (0.5)
--------------------------------------------------------------------------------------------------------
  Net earnings available to common shareholders, diluted                     $ 174.0           $ 221.2
--------------------------------------------------------------------------------------------------------
Denominator for earnings per common share calculation:
  Weighted average common shares, basic                                        391.6             392.8
  Effect of dilutive securities:
   ESOP preference stock                                                        10.7              10.7
   Stock options                                                                 2.4               7.8
--------------------------------------------------------------------------------------------------------
  Weighted average common shares, diluted                                      404.7             411.3
--------------------------------------------------------------------------------------------------------
Basic earnings per common share                                              $  0.44           $  0.56
--------------------------------------------------------------------------------------------------------
Diluted earnings per common share                                            $  0.43           $  0.54
--------------------------------------------------------------------------------------------------------

Part I                                      Independent Auditors' Review Report
-------------------------------------------------------------------------------


The Board of Directors and Shareholders
CVS Corporation:

We have reviewed the consolidated condensed balance sheet of CVS Corporation and subsidiaries as of March 30, 2002, and the related consolidated condensed statements of operations and cash flows for the thirteen week periods ended March 30, 2002 and March 31, 2001. These consolidated condensed financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of CVS Corporation and subsidiaries as of December 29, 2001 and the related consolidated statements of operations, shareholders' equity, and cash flows for the fifty-two week period then ended (not presented herein); and in our report dated February 1, 2002 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 29, 2001, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP
------------
KPMG LLP

Providence, Rhode Island
May 2, 2002

Part I                                                                  Item 2
--------------------------------------------------------------------------------
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations


Introduction

The following discussion explains the material changes in our results of operations for the thirteen weeks ended March 30, 2002 and March 31, 2001 and the significant developments affecting our financial condition since December 29, 2001. We strongly recommend that you read our audited consolidated financial statements and footnotes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2001.

Results of Operations

First Quarter (Thirteen Weeks Ended March 30, 2002 versus March 31, 2001)

Net sales - The following table summarizes our sales performance for the respective quarters:

------------------------------------------------------
                                      2002     2001
------------------------------------------------------
Net sales (in billions)               $ 6.0    $ 5.4
Net sales increase                     10.9%    13.6%
Same store sales increase:
  Total                                10.2%    11.3%
  Pharmacy                             11.7%    17.6%
  Front Store                           7.2%     0.9%
Pharmacy % of total sales              67.4%    67.0%
Third party % of pharmacy sales        91.4%    90.0%
------------------------------------------------------

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

     . Front store sales benefited from an early Easter (March 31st this year versus April 15th last year), which shifted holiday sales from April into March. Excluding the impact of the Easter shift, we estimate total same store sales would have been up approximately 9.3%, while front store same store sales would have been up approximately 4.8%.

     . Sales benefited from increased promotional activity in response to the competitive and economic environment. Based on our current assessment of the competitive and economic environment, we expect to maintain increased promotional activity during 2002.

     . Sales also continued to benefit from our active relocation program which seeks to move our existing shopping center stores to larger, more convenient, freestanding locations. Historically, we have achieved significant improvements in customer count and net sales when we do this. Although the number of annual relocations has decreased, our relocation strategy remains an important component of our overall growth strategy, as only 44% of our existing stores were freestanding as of March 30, 2002. Our current long-term expectation is to have 70 to 80% of our stores located in freestanding locations. We cannot, however, guarantee that we will achieve this level or that future store relocations will deliver the same positive results as those historically achieved. Please read the "Cautionary Statement Concerning Forward-Looking Statements" section below.

Part I                                                                   Item 2
--------------------------------------------------------------------------------
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations


Gross margin for the first quarter of 2002 increased $40.3 million (or 2.8%) to $1,493.7 million, compared to $1,453.4 million in the first quarter of 2001. Gross margin as a percentage of net sales for the first quarter of 2002 was 25.0%, compared to 27.0% of net sales in the first quarter of 2001.

Why has our gross margin rate been declining?

     . Sales to customers covered by third party insurance programs have continued to increase and, thus, have become a larger part of our total pharmacy business. On average, our gross margin on third party pharmacy sales is lower than our gross margin on cash pharmacy sales. Third party prescription sales were 91.4% of pharmacy sales during the first quarter of 2002, compared to 90.0% in the first quarter of 2001.

     . Pharmacy sales are growing at a faster pace than front store sales. On average, our gross margin on pharmacy sales is lower than our gross margin on front store sales. Pharmacy sales were 67.4% of total sales in the first quarter of 2002, compared to 67.0% in the first quarter of 2001.

     . Also contributing to the decline during 2002 was an increase in promotional markdowns, as discussed above, and elevated physical inventory losses. To address the physical inventory loss trend, we initiated a number of programs, including, but not limited to, moving high-cost merchandise behind the counter or glass and improving our employee background screening and testing programs. We believe these efforts will begin to reduce inventory losses during 2002. However, we cannot guarantee that these programs will produce the desired results.

Total operating expenses for the first quarter of 2002 were 20.1% of net sales, compared to 19.9% of net sales in the first quarter of 2001. Total operating expenses as a percentage of net sales increased during the first quarter due to higher advertising expense and incremental expenses related to the execution of the Action Plan discussed above that were not part of the Restructuring Charge.

Operating profit for the first quarter of 2002 decreased $84.9 million (or 22.3%) to $296.5 million, compared to $381.4 million in the first quarter of 2001. Operating profit, as a percentage of net sales was 5.0% in the first quarter of 2002, compared to 7.1% in the first quarter of 2001.

Interest expense, net for the first quarter of 2002 was $13.1 million, compared to $15.7 million in the first quarter of 2001. Our interest expense totaled $14.5 million in the first quarter of 2002, compared to $17.0 million in the first quarter of 2001. Interest income was $1.4 million in the first quarter of 2002 versus $1.3 million in the first quarter of 2001. The decrease in interest expense in 2002 was due to a combination of lower average interest rates and lower average borrowing levels during 2002 compared to 2001.

Income tax provision ~ Our effective income tax rate was 38.0% for the first quarter of 2002, compared to 39.4% for the first quarter of 2001. The decrease in our effective income tax rate was primarily due to the elimination of goodwill amortization that was not deductible for income tax purposes and lower state income taxes.

Net earnings for the first quarter of 2002 decreased $46.0 million (or 20.7%) to $175.7 million, or $0.43 per diluted share, compared to $221.7 million, or $0.54 per diluted share, in the first quarter of 2001.

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

We had $664.8 million of commercial paper outstanding at a weighted average interest rate of 1.9% as of March 30, 2002. In connection with our commercial paper program, we maintain a $650 million, five-year unsecured back-up credit facility, which expires on May 21, 2006 and a $650 million, 364-day unsecured back-up credit facility, which expires on May 21, 2002. During the second quarter of 2002, we expect to replace the 364-day facility with a similar facility. The credit facilities allow for borrowings at various rates depending on our public debt rating. As of March 30, 2002, we had not borrowed against the credit facilities.

Our credit facilities and unsecured senior notes contain customary restrictive financial and operating covenants. We do not believe that the restrictions contained in these covenants materially affect our financial or operating flexibility.

We believe that our cash on hand and cash provided by operations, together with our ability to obtain additional short-term and long-term financing, will be sufficient to cover our working capital needs, capital expenditures and debt service requirements for at least the next twelve months and beyond.

Net cash provided by operating activities increased $143.0 million to $49.7 million during the first quarter of 2002. This compares to net cash used in operations of $93.3 million during the first quarter of 2001. The improvement in net cash provided by operations was primarily the result of improved working capital management. Cash provided by operating activities will be negatively impacted by future payments associated with the Restructuring Charge. The timing of future cash payments related to the Restructuring Charge depend on when, and if, early lease terminations can be reached. We currently anticipate that a majority of the lease obligations will be settled during 2002. As of March 30, 2002, the remaining payments, which primarily consist of noncancelable lease obligations extending through 2024, totaled $230.5 million.

Net cash used in investing activities increased to $253.8 million during the first quarter of 2002. This compares to $201.2 million during the first quarter of 2001. The increase in net cash used in investing activities was primarily due to higher additions to property and equipment. Additions to property and equipment totaled $377.9 million in the first quarter of 2002, compared to $126.0 million in the first quarter of 2001. The majority of the spending in both quarters supported our real estate development program. During the first quarter of 2002, we opened 47 new stores, relocated 29 stores and closed 247 stores. During the remainder of fiscal 2002, we plan to open approximately 170 to 195 stores consisting of approximately 70 relocations. For the year, approximately 70 to 75 of our new stores are expected to be in new markets. We finance a portion of our new store development program through sale-leaseback transactions. Proceeds from sale-leaseback transactions totaled $135.5 million for the first quarter of 2002. The properties were sold at net book value and the resulting leases qualify and are accounted for as operating leases. As of March 30, 2002, we operated 3,991 retail and specialty pharmacy stores in 32 states and the District of Columbia, compared to 4,127 stores as of March 31, 2001.

Cautionary Statement Concerning Forward-Looking Statements ~ The Private Securities Litigation Reform Act of 1995 (the "Reform Act") provides a safe harbor for forward-looking statements made by or on behalf of CVS Corporation. The Company and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders. Generally, the inclusion of the words "believe," "expect," "intend," "estimate," "anticipate," "will," and similar expressions identify statements that constitute "forward-looking statements". All statements addressing operating performance of CVS Corporation or any subsidiary, events, or developments that the Company expects or anticipates will occur in the future, including statements relating to sales growth, earnings

Part I                                                                    Item 2
--------------------------------------------------------------------------------
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations

or earnings per common share growth, free cash flow, inventory levels and turn rates, store development, relocations and new market entries, as well as statements expressing optimism or pessimism about future operating results or events, are forward-looking statements within the meaning of the Reform Act. The forward-looking statements are and will be based upon management's then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. By their nature, all forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including but not limited to:

..   The strength of the economy in general or in the markets served by CVS, including changes in consumer purchasing power and/or spending patterns;
..   Increased competition from other drugstore chains, from alternative distribution channels such as supermarkets, membership clubs, mail order companies, discount retailers and internet companies (e-commerce) and from other third party plans;
..   Changes in consumer preferences or loyalties;
..   Price reductions taken by the Company in response to competitive pressures, as well as price reductions taken to drive demand that may not result in anticipated sales levels;
..   Our ability to achieve projected levels of efficiencies, cost reduction measures and other benefits from the restructuring plan announced during the fourth quarter of fiscal 2001 and other initiatives;
..   The effects of litigation and the creditworthiness of the purchasers of former businesses whose store leases are guaranteed by CVS;
..   Our ability to generate sufficient cash flows to support capital expansion, and general operating activities, and our ability to obtain necessary financing at favorable interest rates;
..   Changes in laws and regulations, including changes in accounting standards, taxation requirements, including tax rate changes, new tax laws and revised tax law interpretations;
..   Interest rate fluctuations and other capital market conditions;
..   The continued introduction of successful new prescription drugs;
..   The continued efforts of health maintenance organizations, managed care organizations, pharmacy benefit management companies and other third party payers to reduce prescription drug costs;
..   Our ability to continue to successfully implement new computer systems and technologies;
..   Our ability to successfully attract customers through our customer reactivation program;
..   Our ability to continue to secure suitable new store locations at favorable lease terms;
..   Our ability to continue to purchase inventory on favorable terms;
..   Our ability to attract, hire and retain suitable pharmacists and management personnel;
..   Our ability to establish effective advertising, marketing and promotional programs (including pricing strategies) in the different geographic markets in which we operate; and
..   Other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

The foregoing list is not exhaustive. There can be no assurance that the Company has correctly identified and appropriately assessed all factors affecting its business. Additional risks and uncertainties not presently known to the Company or that it currently believes to be immaterial also may adversely impact the Company. Should any risks and uncertainties develop into actual events, these developments could have material adverse effects on the Company's business, financial condition, and results of operations. For these reasons, you are cautioned not to place undue reliance on the Company's forward-looking statements.

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

There were no Reports on Form 8-K filed during the first quarter of 2002.

Signatures:
-----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

CVS Corporation
(Registrant)

/s/ David B. Rickard
--------------------
David B. Rickard
Executive Vice President,
Chief Financial Officer and
Chief Administrative Officer
May 14, 2002