Form 10-Q
period 2002-06-29
CVS CORP
filed 2002-08-09
CIK 64803

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


For the Quarterly Period Ended                            Commission File Number
June 29, 2002                                                          001-01011


                                 CVS CORPORATION
                                ----------------
             (Exact name of registrant as specified in its charter)


       Delaware                                         05-0494040
------------------------                 ---------------------------------------
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

Yes     X     No ____
     -------


    Common Stock, $0.01 par value, issued and outstanding at August 6, 2002:
                               392,595,000 shares

================================================================================

                                      INDEX

                                                                                                Page
Part I

    Item 1.   Financial Statements

              Consolidated Condensed Statements of Operations -
                 Thirteen and Twenty-Six Weeks Ended June 29, 2002 and June 30, 2001               2

              Consolidated Condensed Balance Sheets -
                 As of June 29, 2002 and December 29, 2001                                         3

              Consolidated Condensed Statements of Cash Flows -
                 Twenty-Six Weeks Ended June 29, 2002 and June 30, 2001                            4

              Notes to Consolidated Condensed Financial Statements                                 5

              Independent Auditors' Review Report                                                 10

    Item 2.   Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                            11

    Item 3.   Quantitative and Qualitative Disclosures About Market Risk                          17


Part II

    Item 4.   Submission of Matters to a Vote of Security Holders                                 18

    Item 6.   Exhibits and Reports on Form 8-K                                                    19

    Signature Page                                                                                19

Part I                                                                    Item 1
                                 CVS Corporation
                 Consolidated Condensed Statements of Operations
                                   (Unaudited)

=====================================================================================================================
                                                                     13 Weeks Ended             26 Weeks Ended
                                                                  June 29,      June 30,     June 29,      June 30,
In millions, except per share amounts                                 2002          2001         2002          2001
---------------------------------------------------------------------------------------------------------------------
Net sales                                                       $  5,989.5   $   5,494.2   $ 11,960.2   $ 10,880.1
Cost of goods sold, buying and warehousing costs                   4,508.4       4,035.8      8,985.4      7,968.3
---------------------------------------------------------------------------------------------------------------------
   Gross margin                                                    1,481.1       1,458.4      2,974.8      2,911.8
Selling, general and administrative expenses                       1,104.0       1,036.2      2,226.2      2,029.6
Depreciation and amortization                                         78.8          80.2        153.8        158.8
---------------------------------------------------------------------------------------------------------------------
   Total operating expenses                                        1,182.8       1,116.4      2,380.0      2,188.4
---------------------------------------------------------------------------------------------------------------------
Operating profit                                                     298.3         342.0        594.8        723.4
Interest expense, net                                                 13.8          15.1         26.9         30.8
---------------------------------------------------------------------------------------------------------------------
Earnings before income tax provision                                 284.5         326.9        567.9        692.6
Income tax provision                                                 108.1         128.9        215.8        272.9
---------------------------------------------------------------------------------------------------------------------
Net earnings                                                         176.4         198.0        352.1        419.7
Preference dividends, net of income tax benefit                        3.7           3.7          7.4          7.4
---------------------------------------------------------------------------------------------------------------------
Net earnings available to common shareholders                   $    172.7    $    194.3   $    344.7   $    412.3
=====================================================================================================================

Basic earnings per common share:
   Net earnings                                                 $     0.44    $     0.49   $     0.88   $     1.05
---------------------------------------------------------------------------------------------------------------------
   Weighted average basic common shares outstanding                  392.0         393.5        391.8        393.2
---------------------------------------------------------------------------------------------------------------------

Diluted earnings per common share:
   Net earnings                                                 $     0.43    $     0.48   $     0.86   $     1.02
---------------------------------------------------------------------------------------------------------------------
   Weighted average diluted common shares outstanding                406.1         411.1        405.3        411.2
=====================================================================================================================
Dividends declared per common share                             $   0.0575    $   0.0575   $   0.1150   $   0.1150
=====================================================================================================================

See accompanying notes to consolidated condensed financial statements.

Part I                                                                    Item 1
                                 CVS Corporation
                      Consolidated Condensed Balance Sheets

=====================================================================================================================
                                                                                       (Unaudited)
                                                                                          June 29,      December 29,
In millions, except share and per share amounts                                               2002              2001
---------------------------------------------------------------------------------------------------------------------
Assets:
   Cash and cash equivalents                                                            $    333.3       $     236.3
   Accounts receivable, net                                                                1,004.1             966.2
   Inventories                                                                             3,876.0           3,918.6
   Deferred income taxes                                                                     204.5             242.6
   Other current assets                                                                       43.6              46.2
---------------------------------------------------------------------------------------------------------------------
     Total current assets                                                                  5,461.5           5,409.9

   Property and equipment, net                                                             2,152.2           1,847.3
   Goodwill, net                                                                             878.1             874.9
   Intangible assets, net                                                                    319.5             318.0
   Other assets                                                                              184.2             178.1
---------------------------------------------------------------------------------------------------------------------
     Total assets                                                                       $  8,995.5       $   8,628.2
=====================================================================================================================

Liabilities:
   Accounts payable                                                                     $  1,335.2       $   1,535.8
   Accrued expenses                                                                        1,263.0           1,267.9
   Short-term borrowings                                                                     488.4             235.8
   Current portion of long-term debt                                                          26.3              26.4
---------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                             3,112.9           3,065.9

   Long-term debt                                                                            807.9             810.4
   Deferred income taxes                                                                      35.3              35.3
   Other long-term liabilities                                                               146.7             149.7

Shareholders' equity:
   Preference stock, series one ESOP convertible, par value $1.00:
     authorized 50,000,000 shares; issued and outstanding 4,745,000 shares
     at June 29, 2002 and 4,887,000 shares at December 29, 2001                              253.6             261.2
   Common stock, par value $0.01: authorized 1,000,000,000 shares; issued
     408,901,000 shares at June 29, 2002 and 408,532,000
     shares at December 29, 2001                                                               4.1               4.1
   Treasury stock, at cost: 16,826,000 shares at June 29, 2002 and
     17,645,000 shares at December 29, 2001                                                 (487.2)           (510.8)
   Guaranteed ESOP obligation                                                               (219.9)           (219.9)
   Capital surplus                                                                         1,542.4           1,539.6
   Retained earnings                                                                       3,799.7           3,492.7
---------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                            4,892.7           4,566.9
---------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                              $  8,995.5       $   8,628.2
=====================================================================================================================

See accompanying notes to consolidated condensed financial statements.

Part I                                                                    Item 1

                                 CVS Corporation
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

========================================================================================================
                                                                                26 Weeks Ended
                                                                              June 29,          June 30,
In millions                                                                       2002              2001
--------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net earnings                                                            $     352.1       $     419.7
   Adjustments required to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization                                              153.8             158.8
      Deferred income taxes and other noncash items                               49.8               2.5
   Change in operating assets and liabilities, providing/(requiring)
    cash, net of effects from acquisitions:
      Accounts receivable, net                                                   (37.9)           (109.6)
      Inventories                                                                 42.6            (362.4)
      Other current assets                                                         4.3              (4.3)
      Other assets                                                                (8.7)             (3.8)
      Accounts payable                                                          (200.6)             72.2
      Accrued expenses                                                            (4.1)            (47.4)
      Other long-term liabilities                                                 (3.0)              1.3
--------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                        348.3             127.0
========================================================================================================

Cash flows from investing activities:
   Additions to property and equipment                                          (590.3)           (275.8)
   Proceeds from sale-leaseback transactions                                     135.5                --
   Acquisitions (net of cash acquired) and investments                           (32.5)            (99.0)
   Proceeds from sale or disposal of assets                                       13.4              11.3
--------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                           (473.9)           (363.5)
========================================================================================================

Cash flow from financing activities:
   Additions to (reductions in) short-term borrowings                            252.6            (110.1)
   Proceeds from exercise of stock options                                        17.7              31.9
   (Reductions in) additions to long-term debt                                    (2.7)            296.4
   Dividends paid                                                                (45.0)            (45.2)
--------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                        222.6             173.0
========================================================================================================

Net increase (decrease) in cash and cash equivalents                              97.0             (63.5)
Cash and cash equivalents at beginning of period                                 236.3             337.3
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                 $     333.3       $     273.8
========================================================================================================

See accompanying notes to consolidated condensed financial statements.

Part I                                                                    Item 1

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

As of June 29, 2002, the Retail Pharmacy segment included 3,969 retail drugstores and the Company's online retail website, CVS.com. The retail drugstores are located in 26 states and the District of Columbia, operating under the CVS or CVS/pharmacy name. The Retail Pharmacy segment is the Company's only reportable segment.

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

Part I                                                                    Item 1

                                 CVS Corporation
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)


Following is a reconciliation of the Company's business segments to the consolidated condensed financial statements as of and for the thirteen and twenty-six weeks ended June 29, 2002 and June 30, 2001:

================================================================================
                              Retail Pharmacy        All Other    Consolidated
In millions                           Segment         Segments          Totals
--------------------------------------------------------------------------------
13 weeks ended:
 June 29, 2002:
     Net sales                    $   5,715.1      $     274.4     $   5,989.5
     Operating profit                   280.1             18.2           298.3
 June 30, 2001:
     Net sales                    $   5,284.2      $     210.0     $   5,494.2
     Operating profit                   332.3              9.7           342.0
================================================================================
26 weeks ended:
 June 29, 2002:
     Net sales                    $  11,408.0      $     552.2     $  11,960.2
     Operating profit                   563.2             31.6           594.8
 June 30, 2001:
     Net sales                    $  10,451.9      $     428.2     $  10,880.1
     Operating profit                   705.6             17.8           723.4
================================================================================
Total assets:
 June 29, 2002                    $   8,479.7      $     515.8     $   8,995.5
 December 29, 2001                    8,123.7            504.5         8,628.2
================================================================================

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

    2. The Henderson, North Carolina distribution center (the "D.C.") would be closed and its operations would be transferred to the Company's remaining distribution centers by no later than May 2002. Since this location was owned, management planned to sell the property upon closure. The D.C. was closed in April 2002 and was sold in May 2002.

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

Part I                                                                    Item 1

                                 CVS Corporation
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)


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

   5. Approximately 1,500 managerial, administrative and store employees in the Company's Woonsocket, Rhode Island corporate headquarters; Columbus Mail Facility; Henderson D.C. and the Stores would be terminated. As of April 30, 2002, all of these employees had been terminated.

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

Following is a reconciliation of the beginning and ending liability balances associated with the Restructuring Charge as of the respective balance sheet dates:

------------------------------------------------------------------------------------------------------------
                            Noncancelable Lease                                       Employee
In millions                    Obligations/(1)/      Asset Write-Offs     Severance & Benefits       Total
------------------------------------------------------------------------------------------------------------
Restructuring Charge                   $  227.4              $  105.6                 $   19.5    $  352.5
Utilized - Cash                              --                    --                     (2.1)       (2.1)
Utilized - Noncash                           --                (105.6)                      --      (105.6)
------------------------------------------------------------------------------------------------------------
Balance at 12/29/01                    $  227.4              $     --                 $   17.4    $  244.8
Utilized - Cash                           (18.4)                   --                    (12.1)      (30.5)
------------------------------------------------------------------------------------------------------------
Balance at 06/29/02/(2)/               $  209.0              $     --                 $    5.3    $  214.3
============================================================================================================

(1) Noncancelable lease obligations extend through 2024.
(2) The Company believes that the reserve balances as of June 29, 2002 are adequate to cover the remaining liabilities associated with the Action Plan.


Note 4

Following are the components of net interest expense:

-------------------------------------------------------------------------------------------------
                                       13 weeks ended                     26 weeks ended
In millions                    June 29, 2002    June 30, 2001    June 29, 2002     June 30, 2001
-------------------------------------------------------------------------------------------------
Interest expense                   $   14.7          $   16.1         $   29.2         $   33.1
Interest income                        (0.9)             (1.0)            (2.3)            (2.3)
-------------------------------------------------------------------------------------------------
    Interest expense, net          $   13.8          $   15.1         $   26.9         $   30.8
=================================================================================================

Part I                                                                    Item 1

                                 CVS Corporation
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

Note 5

Effective at the beginning of fiscal 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." As a result of the adoption, goodwill and other indefinite-lived intangible assets are no longer being amortized, but are subject to annual impairment reviews, or more frequently if events or circumstances indicate there may be an impairment. During the second quarter of 2002, the company completed the implementation impairment review as required. The review concluded there was no impairment of goodwill at the time of implementation.

The impact of discontinuing the amortization of goodwill and indefinite-lived intangible assets on net earnings for the thirteen and twenty-six weeks ended June 30, 2001 would have been $7.4 million or $0.02 per diluted share and $14.1 million or $0.03 per diluted share, respectively. Excluding goodwill amortization, adjusted net earnings for the thirteen weeks ended June 30, 2001 would have been $205.4 million or $0.50 per diluted share. Adjusted net earnings for the twenty-six weeks ended June 30, 2001 would have been $433.8 million or $1.05 per diluted share.

The carrying amount of goodwill as of June 29, 2002 was $878.1 million. The change in goodwill during the twenty-six weeks ended June 29, 2002 was primarily due to store acquisitions. There was no impairment of goodwill during the quarter.

Intangible assets other than goodwill are separated into two categories, finite-lived and indefinite-lived. Intangible assets with finite useful lives are amortized over their estimated useful life, while intangible assets with indefinite useful lives are not amortized. The Company currently has no intangible assets with indefinite lives. Following is a summary of the Company's amortizable intangible assets as of the respective balance sheet dates:

------------------------------------------------------------------------------------------------------------------
                                           As of June 29, 2002                      As of December 29, 2001
                                 --------------------------------------    ---------------------------------------
                                             Gross        Accumulated                 Gross         Accumulated
In millions                        Carrying Amount       Amortization       Carrying Amount        Amortization
------------------------------------------------------------------------------------------------------------------
Customer lists and
   Covenants not to compete              $   423.6         $  (172.4)              $   379.7           $  (135.1)
Favorable leases and Other                   133.9             (65.6)                  138.8               (65.4)
------------------------------------------------------------------------------------------------------------------
                                         $   557.5         $  (238.0)              $   518.5           $  (200.5)
==================================================================================================================

The amortization expense for these intangible assets for the thirteen and twenty-six week periods ended June 29, 2002 was $12.6 million and $24.7 million, respectively. The anticipated annual amortization expense for these intangible assets is $52.1 million, $47.6 million, $40.3 million, $35.1 million, $33.2 million and $31.4 million in 2002, 2003, 2004, 2005, 2006 and 2007, respectively.

Part I                                                                    Item 1
                                 CVS Corporation
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

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

Following is a reconciliation of basic and diluted earnings per common share for the thirteen and twenty-six week periods listed below:

-------------------------------------------------------------------------------------------------------------------
                                                                       13 weeks ended            26 weeks ended
                                                                    June 29,     June 30,     June 29,     June 30,
In millions, except per share amounts                                   2002         2001         2002         2001
-------------------------------------------------------------------------------------------------------------------
Numerator for earnings per common share calculation:
  Net earnings                                                     $   176.4      $ 198.0      $ 352.1    $   419.7
  Preference dividends, net of income tax benefit                       (3.7)        (3.7)        (7.4)        (7.4)
-------------------------------------------------------------------------------------------------------------------
  Net earnings available to common shareholders, basic             $   172.7      $ 194.3      $ 344.7    $   412.3
===================================================================================================================

  Net earnings                                                     $   176.4      $ 198.0      $ 352.1    $   419.7
  Dilutive earnings adjustments                                         (1.7)        (0.5)        (3.4)        (1.0)
-------------------------------------------------------------------------------------------------------------------
  Net earnings available to common shareholders, diluted           $   174.7      $ 197.5      $ 348.7    $   418.7
===================================================================================================================
Denominator for earnings per common share calculation:
  Weighted average common shares, basic                                392.0        393.5        391.8        393.2
  Effect of dilutive securities:
   ESOP preference stock                                                10.7         10.7         10.7         10.7
   Stock options                                                         3.4          6.9          2.8          7.3
-------------------------------------------------------------------------------------------------------------------
  Weighted average common shares, diluted                              406.1        411.1        405.3        411.2
===================================================================================================================
Basic earnings per common share                                    $    0.44      $  0.49      $  0.88    $    1.05
-------------------------------------------------------------------------------------------------------------------
Diluted earnings per common share                                  $    0.43      $  0.48      $  0.86    $    1.02
===================================================================================================================

Part I                                       Independent Auditors' Review Report

The Board of Directors and Shareholders
CVS Corporation:

We have reviewed the consolidated condensed balance sheet of CVS Corporation and subsidiaries as of June 29, 2002, and the related consolidated condensed statements of operations and cash flows for the thirteen and twenty-six week periods ended June 29, 2002 and June 30, 2001. These consolidated condensed financial statements are the responsibility of the Company's management.

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

Providence, Rhode Island
July 26, 2002

Part I Item 2 Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations

Introduction

The following discussion explains the material changes in our results of operations for the thirteen and twenty-six weeks ended June 29, 2002 and the significant developments affecting our financial condition since December 29, 2001. We strongly recommend that you read our audited consolidated financial statements and footnotes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2001.

Results of Operations

Thirteen and Twenty Six-Weeks Ended June 29, 2002 versus June 30, 2001

Net sales ~ The following table summarizes our sales performance for the respective periods:

---------------------------------------------------------------------------------------------------------
                                                         13 weeks ended               26 weeks ended
                                                     June 29,       June 30,      June 29,      June 30,
                                                         2002           2001          2002          2001
---------------------------------------------------------------------------------------------------------
Net sales (in billions)                                 $ 6.0         $  5.5        $ 12.0        $ 10.9
 Net sales increase:
  Total                                                   9.0%          11.2%          9.9%         12.4%
  Pharmacy                                               12.0%          15.9%         11.8%         17.5%
  Front Store                                             3.2%           2.9%          6.1%          3.3%
Same store sales increase:
  Total                                                   8.6%           8.3%          9.4%          9.8%
  Pharmacy                                               12.3%          13.2%         12.0%         15.3%
  Front Store                                             1.7%           0.1%          4.4%          0.5%
Pharmacy percentage of total sales                       67.9%          66.0%         67.7%         66.5%
Third party percentage of pharmacy sales                 91.5%          90.9%         91.9%         90.6%
---------------------------------------------------------------------------------------------------------

As you review our sales performance, we believe you should consider the following important information:

   . Our pharmacy sales growth continued to benefit from our ability to attract and retain managed care customers and favorable industry trends. These trends include an aging American population; many "baby boomers" are now in their fifties and are consuming a greater number of prescription drugs. The increased use of pharmaceuticals as the first line of defense for healthcare also contributed to the growing demand for pharmacy services.

   . Pharmacy sales were negatively impacted due to recent generic drug introductions, which are being substituted for higher priced brand named drugs. Excluding the recent generic drug introductions, we estimate, total same store sales growth for the second quarter of 2002 would have been approximately 100 basis points higher, while pharmacy same store sales growth would have been approximately 150 basis points higher. For the first six months of 2002, we estimate total and pharmacy same store sales growth would have been approximately 75 basis points and 110 basis points higher, respectively.

   . Front store sales for the thirteen weeks ended June 29, 2002 were negatively impacted by an early Easter (March 31st this year versus April 15th last year), which shifted holiday sales from the second quarter into the first quarter. Excluding the impact of the Easter shift, we estimate total same store sales growth for the second quarter of 2002 would have been approximately 80 basis points higher, while front store same store sales growth would have been approximately 240 basis points higher. The Easter shift had no impact on the first six months of 2002.

Part I                                                                    Item 2

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations


   . Front store sales benefited from increased promotional activity in response to the competitive and economic environment. During the remainder of 2002, we will continue to actively monitor competitive market conditions and will adjust our promotional activity accordingly.

   . Total sales were negatively impacted by the 229 stores closed during the first quarter of 2002 as part of the Action Plan. We estimate that the impact of the store closings, net of sales which we believe transferred to our remaining stores, lowered our total sales growth by approximately 120 basis points for the second quarter of 2002 and approximately 105 basis points for the first six months of 2002. However, we believe the sales which transferred to our remaining stores benefited total same store sales growth by approximately 65 basis points for the second quarter of 2002 and approximately 60 basis points for the first six months of 2002.

   . Total sales also continued to benefit from our active relocation program, which seeks to move our existing shopping center stores to larger, more convenient, freestanding locations. Historically, we have achieved significant improvements in customer count and net sales when we do this. Although the number of annual relocations has decreased, our relocation strategy remains an important component of our overall growth strategy, as only 45% of our existing stores were freestanding as of June 29, 2002. Our current long-term expectation is to have 70 to 80% of our stores located in freestanding locations. We cannot, however, guarantee that we will achieve this level or that future store relocations will deliver the same positive results as those historically achieved. Please read the "Cautionary Statement Concerning Forward-Looking Statements" section below.

Gross margin for the second quarter of 2002 increased $22.7 million (or 1.6%) to $1,481.1 million, or 24.7% of net sales, compared to $1,458.4 million, or 26.5% of net sales in the second quarter of 2001. Gross margin for the first six months of 2002 increased $63.0 million (or 2.2%) to $3.0 billion, or 24.9% of net sales, compared to $2.9 billion, or 26.8% of net sales in the first six months of 2001.

Why has our gross margin rate been declining?

   . Sales to customers covered by third party insurance programs have continued to increase and, thus, have become a larger part of our total pharmacy business. On average, our gross margin on third party pharmacy sales is lower than our gross margin on cash pharmacy sales. Third party prescription sales for the second quarter and first six months of 2002 were 91.5% and 91.9%, respectively, of pharmacy sales, versus 90.9% in the second quarter of 2001 and 90.6% in the first six months of 2001.

   . In recent years, our third party gross margin rates have been adversely affected by the efforts of managed care organizations, pharmacy benefit managers, governmental and other third party payors to reduce prescription drug costs. To address this trend, we have dropped and/or renegotiated a number of third party programs that fell below our minimum profitability standards. These efforts have helped to stabilize third party reimbursement rates. However, in recent months, as a result of increasing budget shortfalls, numerous state legislatures have proposed or are reported to be considering reductions in pharmacy reimbursement rates for Medicaid and other governmental programs. In the event this trend continues and we elect to withdraw our participation in third party programs and/or decide not to participate in future programs that fall below our minimum profitability standards, we may not be able to sustain our current rate of sales growth and gross margin dollars could be adversely affected.

   . Pharmacy sales are growing at a faster pace than front store sales. On average, our gross margin on pharmacy sales is lower than our gross margin on front store sales. Pharmacy sales as a percentage of total sales for the second quarter and first six months of 2002 were 67.9% and 67.7%, respectively, compared to 66.0% in the second quarter of 2001 and 66.5% in the first six months of 2001.

Part I                                                                    Item 2

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations


   . Also contributing to the decline during 2002 was an increase in markdowns associated with the increased promotional activity discussed above and elevated physical inventory losses, offset, in part, by the increase in generic drug sales (discussed above), which generally yield a higher gross margin rate than brand named drug sales. To address the physical inventory loss trend, we initiated a number of programs, including, but not limited to, moving high-cost merchandise behind the counter or glass and improving our employee background screening and testing programs. We believe these efforts will begin to reduce inventory losses during the latter part of 2002. However, we cannot guarantee that these programs will produce the desired results.

Total operating expenses for the second quarter of 2002 increased $66.4 million (or 5.9%) to $1,182.8 million, or 19.8% of net sales, compared to $1,116.4 million, or 20.3% of net sales in the second quarter of 2001. Total operating expenses for the first six months of 2002 increased $191.6 million (or 8.8%) to $2,380.0 million, or 19.9% of net sales, compared to $2,188.4 million, or 20.1% of net sales in the first six months of 2001.

What have we done to improve our total operating expenses as a percentage of net sales?

   . The initiatives completed as part the Action Plan and other technology enhancements have lead to a more streamlined operating structure, which lowered operating costs, particularly at the store level.

   . As a result of the adoption of SFAS No. 142 at the beginning of fiscal 2002, we no longer amortize goodwill and other indefinite-lived intangible assets. For further information on SFAS No. 142, see Note 5 to the consolidated financial statements.

   . Our strong sales performance has consistently allowed net sales to grow at a faster pace than total operating expenses.

Operating profit for the second quarter of 2002 decreased $43.7 million (or 12.8%) to $298.3 million, or 5.0% of net sales, compared to $342.0 million or 6.2% of net sales in the second quarter of 2001. For the first six months of 2002, operating profit decreased $128.6 million (or 17.8%) to $594.8 million, or 5.0% of net sales, compared to $723.4 million, or 6.6% of net sales in the first six months of 2001.

Interest expense, net consisted of the following:

--------------------------------------------------------------------------------------------------
                                        13 weeks ended                     26 weeks ended
In millions                     June 29, 2002    June 30, 2001    June 29, 2002     June 30, 2001
--------------------------------------------------------------------------------------------------
Interest expense                    $   14.7          $   16.1         $   29.2         $   33.1
Interest income                         (0.9)             (1.0)            (2.3)            (2.3)
--------------------------------------------------------------------------------------------------
    Interest expense, net           $   13.8          $   15.1         $   26.9         $   30.8
==================================================================================================

The decrease in interest expense for the thirteen and twenty-six weeks ended June 29, 2002 was primarily due to lower average interest rates during 2002 compared to 2001.

Income tax provision ~ Our effective income tax rate was 38.0% for the second quarter and first six months of 2002, compared to 39.4% for the respective periods of 2001. The decrease in our effective income tax rate was primarily due to the elimination of goodwill amortization that was not deductible for income tax purposes and lower state income taxes.

Net earnings for the second quarter of 2002 decreased $21.6 million (or 10.9%) to $176.4 million, or $0.43 per diluted share, compared to $198.0 million, or $0.48 per diluted share, in the second quarter of 2001. Net earnings for the first six months of 2002 decreased $67.6 million (or 16.1%) to $352.1 million, or $0.86 per diluted share, compared to $419.7 million, or $1.02 per diluted share, in the first six months of 2001.

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

We had $488.4 million of commercial paper outstanding at a weighted average interest rate of 1.9% as of June 29, 2002. In connection with our commercial paper program, we maintain a $650 million, five-year unsecured back-up credit facility, which expires on May 21, 2006 and a $650 million, 364-day unsecured back-up credit facility, which expires on May 19, 2003. As of June 29, 2002, we had not borrowed against the credit facilities.

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

Net cash provided by operating activities increased to $348.3 million in the first six months of 2002, compared to $127.0 million during the first six months of 2001. The improvement in net cash provided by operations was primarily the result of improved working capital management. Cash provided by operating activities will be negatively impacted by future payments associated with the Restructuring Charge. The timing of future cash payments related to the Restructuring Charge depend on when, and if, early lease terminations can be reached. As of June 29, 2002, the remaining payments, which primarily consist of noncancelable lease obligations extending through 2024, totaled $214.3 million.

Net cash used in investing activities increased to $473.9 million during the first six months of 2002. This compares to $363.5 million during the first six months of 2001. The increase in net cash used in investing activities was primarily due to higher additions to property and equipment. Additions to property and equipment totaled $590.3 million in the first six months of 2002, compared to $275.8 million in the first six months of 2001. The majority of our capital spending in both quarters supported our real estate development program. During the first six months of 2002, we opened 74 new stores, relocated 55 stores and closed 263 stores. For the year, we plan to open approximately 250-275 stores, consisting of approximately 150-175 new stores and 100 relocations. Approximately, 70-75 of our new stores are expected to be in new markets. We finance a portion of our new store development program through sale-leaseback transactions. Proceeds from sale-leaseback transactions totaled $135.5 million for the six months of 2002. The properties were sold at net book value and the resulting leases qualify and are accounted for as operating leases. As of June 29, 2002, we operated 4,002 retail and specialty pharmacy stores in 32 states and the District of Columbia, compared to 4,130 stores as of June 30, 2001.

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

..   Our ability to achieve projected levels of efficiencies, cost reduction measures and other benefits from the Action Plan announced during the fourth quarter of fiscal 2001 and other initiatives;

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

Part II                                                                   Item 4

               Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders at our Annual Meeting of Stockholders, which was held on Wednesday, April 17, 2002 in Woonsocket, Rhode Island:

=====================================================================================================================
                                                                                                          Broker
                                                                 For          Against      Abstained      Non-Votes
---------------------------------------------------------------------------------------------------------------------
   1.  The election, for one-year terms, of all persons
       nominated for directors, as set forth in
       the Company's proxy statement dated March 19, 2002,
       was approved by the following votes:
                Eugene Applebaum                             287,627,489     55,182,319           --          --
                W. Don Cornwell                              335,455,059      7,354,749           --          --
                Thomas P. Gerrity                            335,464,724      7,345,084           --          --
                Stanley P. Goldstein                         335,186,630      7,623,178           --          --
                Marian L. Heard                              335,438,403      7,371,405           --          --
                William H. Joyce                             335,454,113      7,335,695           --          --
                Terry R. Lautenbach                          338,389,386      4,420,422           --          --
                Terrence Murray                              338,345,546      4,464,262           --          --
                Sheli Z. Rosenberg                           338,413,705      4,458,339           --          --
                Thomas M. Ryan                               338,351,469      4,396,103           --          --
                Ivan G. Seidenberg                           338,359,875      4,449,933           --          --

   2.  Ratification of the appointment of KPMG LLP as
       the Company's independent auditors for the fiscal
       year ending December 28, 2002 was approved by the
       following vote:                                       327,929,735     13,458,582     1,421,491         --
=====================================================================================================================

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

     10.1 Amendment No. 1 to the 364-day Credit Agreement dated as of May 17, 2002 by and among the Registrant, the lenders party hereto, Credit Suisse First Boston and Wachovia Bank, National Association, as Co-Documentation Agents and Fleet National Bank, as Administrative Agent.

     15.1    Letter re: Unaudited Interim Financial Information.


Reports on Form 8-K:

On July 31, 2002, we filed a Current Report on Form 8-K in connection with our announcement that our Chief Executive Officer and Chief Financial Officer both intend to certify the company's periodic reports on a timely basis in accordance with the administrative order of the Securities Exchange Commission.

Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

CVS Corporation
(Registrant)


/s/ David B. Rickard
--------------------
David B. Rickard
Executive Vice President,
Chief Financial Officer and
Chief Administrative Officer
August 9, 2002