Form 10-Q
period 2002-09-28
CVS CORP
filed 2002-11-12
CIK 64803

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the Quarterly Period Ended                           Commission File Number
September 28, 2002                                                    001-01011


                                CVS CORPORATION
                                ---------------
             (Exact name of registrant as specified in its charter)

       Delaware                                        05-0494040
------------------------                ----------------------------------------
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

Yes     X     No ____
     -------


   Common Stock, $0.01 par value, issued and outstanding at November 7, 2002:

                               392,941,000 shares

--------------------------------------------------------------------------------

                                      INDEX

                                                                                            Page
Part I

  Item 1.  Financial Statements

           Consolidated Condensed Statements of Operations -
              Thirteen and Thirty-nine Weeks Ended September 28, 2002                          2
              and September 29, 2001

           Consolidated Condensed Balance Sheets -
              As of September 28, 2002 and December 29, 2001                                   3

           Consolidated Condensed Statements of Cash Flows -
              Thirty-nine Weeks Ended September 28, 2002 and September 29, 2001                4

           Notes to Consolidated Condensed Financial Statements                                5

           Independent Auditors' Review Report                                                 11

  Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                            12

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk                          20

  Item 4   Controls and Procedures                                                             21


Part II

  Item 1.  Legal Proceedings                                                                   22

  Item 6.  Exhibits and Reports on Form 8-K                                                    23

  Signature Page                                                                               23

  Certifications                                                                               24

Part I                                                                    Item 1

                                 CVS Corporation
                 Consolidated Condensed Statements of Operations
                                   (Unaudited)

----------------------------------------------------------------------------------------------------------------------
                                                                   13 Weeks Ended                 39 Weeks Ended
                                                            September 28,  September 29,  September 28,   September 29,

In millions, except per share amounts                                2002           2001           2002            2001
-----------------------------------------------------------------------------------------------------------------------
Net sales                                                    $    5,876.4   $    5,410.8   $   17,836.7    $   16,290.9
Cost of goods sold, buying and warehousing costs                  4,395.1        4,039.0       13,380.6        12,007.2
-----------------------------------------------------------------------------------------------------------------------
   Gross margin                                                   1,481.3        1,371.8        4,456.1         4,283.7
Selling, general and administrative expenses                      1,127.7        1,070.9        3,353.9         3,100.6
Depreciation and amortization                                        77.1           80.7          230.9           239.5
-----------------------------------------------------------------------------------------------------------------------
   Total operating expenses                                       1,204.8        1,151.6        3,584.8         3,340.1
-----------------------------------------------------------------------------------------------------------------------
Operating profit                                                    276.5          220.2          871.3           943.6
Interest expense, net                                                11.4           16.1           38.3            46.9
-----------------------------------------------------------------------------------------------------------------------
Earnings before income tax provision                                265.1          204.1          833.0           896.7
Income tax provision                                                100.7           80.4          316.5           353.2
-----------------------------------------------------------------------------------------------------------------------
Net earnings                                                        164.4          123.7          516.5           543.5
Preference dividends, net of income tax benefit                       3.7            3.7           11.1            11.1
-----------------------------------------------------------------------------------------------------------------------
Net earnings available to common shareholders                $      160.7   $      120.0   $      505.4    $      532.4
-----------------------------------------------------------------------------------------------------------------------

Basic earnings per common share:

   Net earnings                                              $       0.41   $       0.31   $       1.29    $       1.36
-----------------------------------------------------------------------------------------------------------------------
   Weighted average basic common shares outstanding                 392.7          391.5          392.1           392.6
-----------------------------------------------------------------------------------------------------------------------

Diluted earnings per common share:

   Net earnings                                              $       0.40   $       0.30   $       1.26   $       1.32
----------------------------------------------------------------------------------------------------------------------
   Weighted average diluted common shares outstanding               405.4          406.0          405.4          409.7
----------------------------------------------------------------------------------------------------------------------
Dividends declared per common share                          $     0.0575   $     0.0575   $     0.1725   $     0.1725
----------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated condensed financial statements.

Part I                                                                    Item 1

                                 CVS Corporation
                      Consolidated Condensed Balance Sheets

-------------------------------------------------------------------------------------------------------------------
                                                                                       (Unaudited)
                                                                                     September 28,     December 29,
In millions, except share and per share amounts                                               2002             2001
-------------------------------------------------------------------------------------------------------------------
Assets:
   Cash and cash equivalents                                                           $     217.3      $     236.3
   Accounts receivable, net                                                                  986.3            966.2
   Inventories                                                                             3,983.0          3,918.6
   Deferred income taxes                                                                     200.0            242.6
   Other current assets                                                                       45.1             46.2
-------------------------------------------------------------------------------------------------------------------
     Total current assets                                                                  5,431.7          5,409.9

   Property and equipment, net                                                             2,201.1          1,847.3
   Goodwill, net                                                                             877.7            874.9
   Intangible assets, net                                                                    342.3            318.0
   Other assets                                                                              201.0            178.1
-------------------------------------------------------------------------------------------------------------------
     Total assets                                                                      $   9,053.8      $   8,628.2
-------------------------------------------------------------------------------------------------------------------

Liabilities:
   Accounts payable                                                                    $   1,560.8      $   1,535.8
   Accrued expenses                                                                        1,270.1          1,267.9
   Short-term borrowings                                                                     158.2            235.8
   Current portion of long-term debt                                                          26.3             26.4
-------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                             3,015.4          3,065.9

   Long-term debt                                                                            807.7            810.4
   Deferred income taxes                                                                      35.3             35.3
   Other long-term liabilities                                                               144.5            149.7

Shareholders' equity:
   Preference stock, series one ESOP convertible, par value $1.00:
     authorized 50,000,000 shares; issued and outstanding 4,716,000 shares
     at September 28, 2002 and 4,887,000 shares at December 29, 2001                         252.0            261.2
   Common stock, par value $0.01: authorized 1,000,000,000 shares; issued
     409,112,000 shares at September 28, 2002 and 408,532,000
     shares at December 29, 2001                                                               4.1              4.1
   Treasury stock, at cost: 16,285,000 shares at September 28, 2002 and
     17,645,000 shares at December 29, 2001                                                 (471.6)          (510.8)
   Guaranteed ESOP obligation                                                               (219.9)          (219.9)
   Capital surplus                                                                         1,544.8          1,539.6
   Retained earnings                                                                       3,941.5          3,492.7
-------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                            5,050.9          4,566.9
-------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                             $   9,053.8      $   8,628.2
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

Part I                                                                    Item 1

                                 CVS Corporation
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------
                                                                                            39 Weeks Ended
                                                                                     September 28,    September 29,
In millions                                                                                   2002             2001
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net earnings                                                                        $     516.5      $     543.5
   Adjustments required to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization                                                          230.9            239.5
      Deferred income taxes and other noncash items                                           54.9             11.5
   Change in operating assets and liabilities, providing/(requiring) cash, net of effects from acquisitions:
      Accounts receivable, net                                                               (20.1)          (132.0)
      Inventories                                                                            (64.4)          (510.5)
      Other current assets                                                                     1.8             (7.8)
      Other assets                                                                           (25.8)            (2.7)
      Accounts payable                                                                        24.9            199.2
      Accrued expenses                                                                         9.4             58.9
      Other long-term liabilities                                                             (5.2)             2.0
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                    722.9            401.6
-------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Additions to property and equipment                                                      (804.7)          (473.0)
   Proceeds from sale-leaseback transactions                                                 228.8             94.0
   Acquisitions (net of cash acquired) and investments                                       (68.5)          (123.2)
   Proceeds from sale or disposal of assets                                                   17.6             11.6
-------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                       (626.8)          (490.6)
-------------------------------------------------------------------------------------------------------------------

Cash flow from financing activities:
   (Reductions in) additions to short-term borrowings                                        (77.6)            13.8
   Proceeds from exercise of stock options                                                    32.9             45.1
   (Reductions in) additions to long-term debt                                                (2.8)           296.2
   Purchase of treasury shares                                                                  --           (129.0)
   Dividends paid                                                                            (67.6)           (67.8)
-------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                                         (115.1)           158.3
-------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                                         (19.0)            69.3
Cash and cash equivalents at beginning of period                                             236.3            337.3
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                             $     217.3      $     406.6
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

Part I                                                                    Item 1

                                 CVS Corporation
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

Note 1

The accompanying consolidated condensed financial statements of CVS Corporation and subsidiaries ("CVS" or the "Company") have been prepared without audit, in accordance with the rules and regulations of the Securities and Exchange Commission. In accordance with such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001.

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

Note 2

The Company operates two business segments, Retail Pharmacy and Pharmacy Benefit Management ("PBM"). The Company's business segments are operating units that offer different products and services, and require distinct technology and marketing strategies.

As of September 28, 2002, the Retail Pharmacy segment included 3,994 retail drugstores and the Company's online retail website, CVS.com. The retail drugstores are located in 27 states and the District of Columbia, operating under the CVS or CVS/pharmacy name. The Retail Pharmacy segment is the Company's only reportable segment.

The PBM segment provides a full range of prescription benefit management services to managed care and other organizations. These services include plan design and administration, formulary management, mail order pharmacy services, claims processing and generic substitution. The PBM segment also includes the Company's specialty pharmacy business, which focuses on supporting individuals that require complex and expensive drug therapies. The PBM segment operates under the PharmaCare Management Services name, while the specialty pharmacy mail order facilities and 33 retail pharmacies, located in 19 states and the District of Columbia, operate under the CVS ProCare name.

Part I                                                                    Item 1

                                 CVS Corporation
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

Following is a reconciliation of the Company's business segments to the consolidated condensed financial statements as of and for the thirteen and thirty-nine weeks ended September 28, 2002 and September 29, 2001:

----------------------------------------------------------------------------------------
                                      Retail Pharmacy             PBM     Consolidated
In millions                                   Segment         Segment           Totals
----------------------------------------------------------------------------------------
13 Weeks Ended:
 September 28, 2002:
     Net sales                             $   5,605.4     $     271.0      $   5,876.4
     Operating profit                            258.2            18.3            276.5
 September 29, 2001:
     Net sales                             $   5,193.0     $     217.8      $   5,410.8
     Operating profit                            210.5             9.7            220.2
----------------------------------------------------------------------------------------
39 Weeks Ended:
 September 28, 2002:
     Net sales                             $  17,013.5     $     823.2      $  17,836.7
     Operating profit                            821.4            49.9            871.3
 September 29, 2001:
     Net sales                             $  15,644.9     $     646.0      $  16,290.9
     Operating profit                            916.1            27.5            943.6
----------------------------------------------------------------------------------------
Total assets:
 September 28, 2002                        $   8,564.8     $     489.0      $   9,053.8
 December 29, 2001                             8,123.7           504.5          8,628.2
----------------------------------------------------------------------------------------

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

Part I                                                                    Item 1

                                 CVS Corporation
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

     4. Two satellite office facilities (the "Satellite Facilities") would be closed and their operations would be consolidated into the Company's Woonsocket, Rhode Island corporate headquarters by no later than December 2001. Since these locations were leased facilities, management planned to either return the premises to the landlords at the conclusion of the lease terms or negotiate an early termination of the contractual obligations. The Satellite Facilities were closed in December 2001.

     5. Approximately 1,500 managerial, administrative and store employees in the Company's Woonsocket, Rhode Island corporate headquarters; Columbus Mail Facility; Henderson D.C. and the Stores would be terminated. As of April 30, 2002, all of these employees had been terminated.

In accordance with, Emerging Issues Task Force Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)," Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges," the Company recorded a $346.8 million pre-tax charge ($226.9 million after-tax) to operating expenses during the fourth quarter of 2001 for restructuring and asset impairment costs associated with the Action Plan. In accordance with Accounting Research Bulletin No. 43, "Restatement and Revision of Accounting Research Bulletins," the Company also recorded a $5.7 million pre-tax charge ($3.6 million after-tax) to cost of goods sold during the fourth quarter of 2001 to reflect the markdown of certain inventory contained in the Stores to its net realizable value. In total, the restructuring and asset impairment charge was $352.5 million pre-tax, or $230.5 million after-tax (the "Restructuring Charge"). The aggregate impact of the 229 stores on the Company's consolidated financial statements for the year ended December 29, 2001, totaled $585.3 million in net sales and $13.7 million in operating losses, which included depreciation and amortization of $12.4 million, incremental markdowns incurred in connection with liquidating inventory and incremental payroll and other store-related costs incurred in connection with closing and/or preparing the 229 stores for closing. Whenever possible, the Company attempts to transfer the customer base of its closed stores to adjacent CVS store locations. The Company's success in retaining customers and the related impact on the above revenue and operating income or loss, however, cannot be precisely calculated.

Following is a reconciliation of the beginning and ending liability balances associated with the Restructuring Charge as of the respective balance sheet dates:

----------------------------------------------------------------------------------------------------------
                            Noncancelable Lease                                    Employee
In millions                    Obligations/(1)/    Asset Write-Offs    Severance & Benefits          Total
----------------------------------------------------------------------------------------------------------
Restructuring Charge                   $  227.4            $  105.6                $   19.5       $  352.5
Utilized - Cash                              --                  --                    (2.1)          (2.1)
Utilized - Noncash                           --              (105.6)                     --         (105.6)
----------------------------------------------------------------------------------------------------------
Balance at 12/29/01                    $  227.4            $     --                $   17.4       $  244.8
Utilized - Cash                           (29.8)                 --                   (12.7)         (42.5)
----------------------------------------------------------------------------------------------------------
Balance at 09/28/02/(2)/               $  197.6            $     --                $    4.7       $  202.3
----------------------------------------------------------------------------------------------------------

(1)  Noncancelable lease obligations extend through 2024.
(2) The Company believes that the reserve balances as of September 28, 2002 are adequate to cover the remaining liabilities associated with the Action Plan.

Part I                                                                    Item 1

                                 CVS Corporation
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

Note 4

Effective at the beginning of fiscal 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." As a result of the adoption, goodwill and other indefinite-lived intangible assets are no longer being amortized, but are subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate there may be an impairment. Upon adoption, the Company performed the required implementation impairment review which resulted in no impairment to goodwill. During the third quarter of 2002, the Company performed its required annual goodwill impairment test. The annual review concluded there was no impairment of goodwill.

The following details the impact, on a pro-forma basis, of discontinuing the amortization of goodwill on net earnings and earnings per common share ("EPS") for the referenced historical periods:

-------------------------------------------------------------------------------------------------------------------------
                                           13 Weeks Ended  39 Weeks Ended  52 Weeks Ended  52 Weeks Ended  52 Weeks Ended
                                            September 29,   September 29,   December 29,    December 30,       January 1,
In millions                                          2001            2001           2001            2000             2000
-------------------------------------------------------------------------------------------------------------------------
Net Earnings: As reported                        $  123.7        $  543.5       $  413.2        $  746.0         $  635.1
              Goodwill amortization/(1)/              8.0            22.0           28.2            31.9             38.1
              As adjusted                           131.7           565.5          441.4           777.9            673.2
-------------------------------------------------------------------------------------------------------------------------
Basic EPS:    As reported                        $   0.31        $   1.36       $   1.02        $   1.87         $   1.59
              Goodwill amortization/(1)/             0.02            0.05           0.07            0.08             0.09
              As adjusted                            0.33            1.41           1.09            1.95             1.68
-------------------------------------------------------------------------------------------------------------------------
Diluted EPS:  As reported                        $   0.30        $   1.32       $   1.00        $   1.83         $   1.55
              Goodwill amortization/(1)/             0.02            0.05           0.07            0.08             0.10
              As adjusted                            0.32            1.37           1.07            1.91             1.65
-------------------------------------------------------------------------------------------------------------------------

(1)  Represents the after-tax impact of goodwill amortization.

The carrying amount of goodwill as of September 28, 2002 was $877.7 million. For the thirty-nine weeks ended September 28, 2002, gross goodwill increased $2.8 million, primarily due to store acquisitions. There has been no impairment of goodwill during the thirty-nine weeks ended September 28, 2002.

Intangible assets other than goodwill are required to be separated into two categories: finite-lived and indefinite-lived. Intangible assets with finite useful lives are amortized over their estimated useful life, while intangible assets with indefinite useful lives are not amortized. The Company currently has no intangible assets with indefinite lives. Following is a summary of the Company's amortizable intangible assets as of the respective balance sheet dates:

--------------------------------------------------------------------------------------------------------
                                      As of September 28, 2002             As of December 29, 2001
                                ------------------------------------------------------------------------
                                            Gross      Accumulated              Gross      Accumulated
In millions                       Carrying Amount     Amortization    Carrying Amount     Amortization
--------------------------------------------------------------------------------------------------------
Customer lists and
   Covenants not to compete             $   458.6        $  (184.0)         $   379.7         $  (135.1)
Favorable leases and Other/(1)/             135.4            (67.7)             134.4             (61.0)
--------------------------------------------------------------------------------------------------------
                                        $   594.0        $  (251.7)         $   514.1         $  (196.1)
--------------------------------------------------------------------------------------------------------

(1) The gross carrying amount and accumulated amortization for favorable leases and other as of December 29, 2001 have been reclassified to conform to current period presentation.

Part I                                                                    Item 1

                                 CVS Corporation
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

The increase in the gross carrying amount of customer lists and covenants not to compete during the thirty-nine weeks ended September 28, 2002 was primarily due to the acquisition of customer lists. The amortization expense for these intangible assets for the thirteen and thirty-nine week periods ended September 28, 2002 was $13.6 million and $38.3 million, respectively. The anticipated annual amortization expense for these intangible assets is $54.8 million, $54.2 million, $46.6 million, $40.7 million, $38.6 million and $36.4 million in 2002, 2003, 2004, 2005, 2006 and 2007, respectively.

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

Following is a reconciliation of basic and diluted earnings per common share for the thirteen and thirty-nine week periods listed below:

---------------------------------------------------------------------------------------------------------------------------
                                                                 13 Weeks Ended                  39 Weeks Ended
                                                           September 28,    September 29,   September 28,     September 29,
In millions, except per share amounts                               2002             2001            2002             2001
---------------------------------------------------------------------------------------------------------------------------
Numerator for earnings per common share calculation:
  Net earnings                                                 $   164.4        $   123.7       $   516.5        $   543.5
  Preference dividends, net of income tax benefit                   (3.7)            (3.7)          (11.1)           (11.1)
---------------------------------------------------------------------------------------------------------------------------
  Net earnings available to common shareholders, basic         $   160.7        $   120.0       $   505.4        $   532.4
---------------------------------------------------------------------------------------------------------------------------

  Net earnings                                                 $   164.4        $   123.7       $   516.5        $   543.5
  Dilutive earnings adjustments                                     (1.7)            (1.9)           (5.1)            (2.9)
---------------------------------------------------------------------------------------------------------------------------
  Net earnings available to common shareholders, diluted       $   162.7        $   121.8       $   511.4        $   540.6
---------------------------------------------------------------------------------------------------------------------------
Denominator for earnings per common share calculation:
  Weighted average common shares, basic                            392.7            391.5           392.1            392.6
  Effect of dilutive securities:
   ESOP preference stock                                            10.7             10.7            10.8             10.7
   Stock options                                                     2.0              3.8             2.5              6.4
---------------------------------------------------------------------------------------------------------------------------
  Weighted average common shares, diluted                          405.4            406.0           405.4            409.7
---------------------------------------------------------------------------------------------------------------------------
Basic earnings per common share                                $    0.41        $    0.31       $    1.29        $    1.36
---------------------------------------------------------------------------------------------------------------------------
Diluted earnings per common share                              $    0.40        $    0.30       $    1.26        $    1.32
---------------------------------------------------------------------------------------------------------------------------

Part I                                                                    Item 1

                                 CVS Corporation
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

Note 6

Following are the components of net interest expense:

---------------------------------------------------------------------------------------------------
                                            13 Weeks Ended                   39 Weeks Ended
                                    September 28,    September 29,  September 28,   September 29,
In millions                                  2002             2001           2002            2001
---------------------------------------------------------------------------------------------------
Interest expense                          $  12.1          $  17.0        $  41.3         $  50.1
Interest income                              (0.7)            (0.9)          (3.0)           (3.2)
---------------------------------------------------------------------------------------------------
    Interest expense, net                 $  11.4          $  16.1        $  38.3         $  46.9
---------------------------------------------------------------------------------------------------

Part I                                       Independent Auditors' Review Report


The Board of Directors and Shareholders
CVS Corporation:

We have reviewed the consolidated condensed balance sheet of CVS Corporation and subsidiaries as of September 28, 2002, and the related consolidated condensed statements of operations and cash flows for the thirteen and thirty-nine week periods ended September 28, 2002 and September 29, 2001. These consolidated condensed financial statements are the responsibility of the Company's management.

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

/s/ KPMG LLP
------------
KPMG LLP

Providence, Rhode Island
October 25, 2002

Part I                                                                    Item 2

         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

Introduction

The following discussion explains the material changes in our results of operations for the thirteen and thirty-nine weeks ended September 28, 2002 and the significant developments affecting our financial condition since December 29, 2001. We strongly recommend that you read our audited consolidated financial statements and footnotes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2001.

Results of Operations

Thirteen and Thirty-Nine Weeks Ended September 28, 2002 versus September 29,
2001

Net sales - The following table summarizes our sales performance for the respective periods:

-----------------------------------------------------------------------------------------------------------------
                                                         13 Weeks Ended                     39 Weeks Ended
                                                September 28,     September 29,   September 28,     September 29,
                                                        2002              2001            2002              2001
-----------------------------------------------------------------------------------------------------------------
Net sales (in billions)                             $   5.9           $   5.4         $  17.8           $  16.3
Net sales increase:
  Total                                                 8.6%             10.1%            9.5%             11.6%
  Pharmacy                                             11.5%             13.9%           11.7%             16.3%
  Front Store                                           2.8%              2.9%            5.0%              3.2%
Same store sales increase:
  Total                                                 8.4%              7.6%            9.0%              9.0%
  Pharmacy                                             12.0%             11.8%           12.0%             14.1%
  Front Store                                           1.3%              0.3%            3.4%              0.4%
Pharmacy percentage of total sales                     68.4%             66.6%           67.9%             66.5%
Third party percentage of pharmacy sales               92.1%             90.6%           92.1%             90.6%
-----------------------------------------------------------------------------------------------------------------

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

     . Pharmacy sales were negatively impacted by recent generic drug introductions, which are being substituted for higher priced brand name drugs. Excluding the recent generic drug introductions, we estimate that total same store sales growth for the third quarter of 2002 would have been approximately 130 basis points higher, while pharmacy same store sales growth would have been approximately 190 basis points higher. For the first nine months of 2002, we estimate that total and pharmacy same store sales growth would have been approximately 70 basis points and 110 basis points higher, respectively.

     . Front store sales continued to benefit from an increase in promotional programs that were designed to respond to competitive and economic conditions. During the third quarter of 2002, we reduced our promotional programs compared to the first six months of 2002, although they still remain at an elevated level when compared to historical levels. We will continue to monitor the competitive and economic environment and we will modify our future promotional programs, if necessary. We cannot, however, guarantee that our current and/or future promotional programs will produce the desired lift in front store sales due to a number of uncertainties that include, but are not limited to, the general economic environment, consumer confidence, and stock market volatility.

Part I                                                                    Item 2

         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

     . Total sales were negatively impacted by the 229 stores closed during the first quarter of 2002 as part of the 2001 strategic restructuring. We estimate that the impact of the 229 store closings, net of sales which we believe transferred to our remaining stores, lowered total sales by approximately $72 million, (a reduction of approximately 140 basis points on total sales growth) for the third quarter of 2002 and approximately $181 million, (a reduction of approximately 120 basis points on total sales growth) for the first nine months of 2002. However, we believe the sales which transferred to our remaining stores benefited total same store sales growth by approximately 60 basis points for the third quarter of 2002 and approximately 60 basis points for the first nine months of 2002.

     . Total sales also continued to benefit from our relocation program, which seeks to move our existing shopping center stores to larger, more convenient, freestanding locations. Historically, we have achieved significant improvements in customer count and net sales when we do this. Although the number of annual relocations has decreased, our relocation strategy remains an important component of our overall growth strategy, as only 46% of our existing stores were freestanding as of September 28, 2002. Our current long-term expectation is to have 70 to 80% of our stores located in freestanding locations. We cannot, however, guarantee that we will achieve this expectation or that future store relocations will deliver the same positive results as those historically achieved. Please read the "Cautionary Statement Concerning Forward-Looking Statements" section below.

Gross margin, which includes net sales less the cost of merchandise sold during the reporting period and the related purchasing costs, warehousing costs, delivery costs and actual and estimated inventory losses, increased $109.5 million (or 8.0%) to $1.5 billion, or 25.2% of net sales for the third quarter of 2002, compared to $1.4 billion, or 25.4% of net sales in the third quarter of 2001. Inventory losses for the third quarter of 2002 were 1.25% of net sales, compared to 1.63% of net sales in the third quarter of 2001 and 1.22% of net sales in the first nine months of 2002, compared to 1.27% of net sales in the first nine months of 2001. Gross margin for the first nine months of 2002 increased $172.4 million (or 4.0%) to $4.5 billion, or 25.0% of net sales, compared to $4.3 billion, or 26.3% of net sales in the first nine months of 2001.

Why has our gross margin rate been declining?

     . Pharmacy sales are growing at a faster pace than front store sales. On average, our gross margin on pharmacy sales is lower than our gross margin on front store sales. Pharmacy sales as a percentage of total sales for the third quarter and first nine months of 2002 were 68.4% and 67.9%, respectively, compared to 66.6% and 66.5% in the third quarter and first nine months of 2001, respectively.

     . Sales to customers covered by third party insurance programs have continued to increase and, thus, have become a larger part of our total pharmacy business. On average, our gross margin on third party pharmacy sales is lower than our gross margin on cash pharmacy sales. Third party prescription sales for the third quarter and first nine months of 2002 were 92.1% of pharmacy sales, versus 90.6% in the third quarter and first nine months of 2001.

     . In recent years, our third party gross margin rates have been adversely affected by the efforts of managed care organizations, pharmacy benefit managers, governmental and other third party payors to reduce prescription drug costs. To address this trend, we have dropped and/or renegotiated a number of third party programs that fell below our minimum profitability standards. These efforts have helped to stabilize third party reimbursement rates. However, in recent months, as a result of increasing budget shortfalls, numerous state legislatures have proposed or are reported to be considering reductions in pharmacy reimbursement rates for Medicaid and other governmental programs. In the event this trend continues and we elect to withdraw from third party programs and/or decide not to participate in future programs that fall below our minimum profitability standards, we may not be able to sustain our current rate of sales growth and gross margin dollars could be adversely affected.

Part I                                                                    Item 2

         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

     . Also contributing to the gross margin rate decline during 2002 was an increase in markdowns associated with the increased promotional activity (discussed above), offset, in part, by the increase in generic drug sales (also discussed above), which normally yield a higher gross margin rate than brand name drug sales.

Total operating expenses, which include store and administrative payroll, employee benefits, store and administrative occupancy costs, selling expenses, advertising expenses, administrative expenses and depreciation and amortization expense, increased $53.2 million (or 4.6%) to $1,204.8 million, or 20.5% of net sales, for the third quarter of 2002, compared to $1,151.6 million, or 21.3% of net sales in the third quarter of 2001. Total operating expenses for the first nine months of 2002 increased $244.7 million (or 7.3%) to $3,584.8 million, or 20.1% of net sales, compared to $3,340.1 million, or 20.5% of net sales in the first nine months of 2001.

As you review our performance in this area, please remember to consider the impact of the following items:

     . During the third quarter of 2002, we received settlement proceeds in connection with two lawsuits (in which the Company was a co-plaintiff) relating to alleged antitrust law violations by certain pharmaceutical manufacturers, as well as a class action lawsuit related to alleged antitrust law violations by certain vitamin ingredient manufacturers. We also recorded a litigation accrual as a result of entering into settlement agreements for certain nonrecurring litigation matters including a collective action lawsuit filed against CVS (see Part II, Item I "Legal Proceedings" for further information). The net effect of these nonrecurring litigation items was a $7.0 million pre-tax ($4.4 million after-tax) nonrecurring gain, or $0.01 per diluted share for the third quarter of 2002. For the first nine months of 2002, the net effect of these nonrecurring litigation items, including a litigation accrual recorded during the first quarter of 2002 related to the above collective action lawsuit, was a nonrecurring net loss of $3.2 million pre-tax ($2.0 million after-tax), or less than a $0.01 impact per diluted share.

What factors have contributed to the improvement in our total operating expenses as a percentage of net sales?

     . The initiatives completed as part of the 2001 strategic restructuring and other technology enhancements (such as Assisted Inventory Management "A.I.M.", and Excellence in Pharmacy Innovation and Care "E.P.I.C.") have lead to a more streamlined operating structure, which lowered operating costs, particularly at the store level.

     . As a result of adopting SFAS No. 142 at the beginning of fiscal 2002, we no longer amortize goodwill and other indefinite-lived intangible assets. Goodwill amortization totaled $8.8 million pre-tax ($8.0 million after-tax, or $0.02 per diluted share) during the third quarter of 2001 and $24.4 million pre-tax ($22.0 million after-tax, or $0.05 per diluted share) for the first nine months of 2001. For further information on the impact of adopting SFAS No. 142, see Note 4 to the consolidated condensed financial statements.

     . Our strong sales performance has consistently allowed net sales to grow at a faster pace than total operating expenses.

Operating profit for the third quarter of 2002 increased $56.3 million (or 25.6%) to $276.5 million, or 4.7% of net sales, compared to $220.2 million or 4.1% of net sales in the third quarter of 2001. For the first nine months of 2002, operating profit decreased $72.3 million (or 7.7%) to $871.3 million, or 4.9% of net sales, compared to $943.6 million, or 5.8% of net sales in the first nine months of 2001. Excluding the nonrecurring litigation items recorded during 2002, operating profit for the third quarter of 2002 increased $49.3 million (or 22.4%) to $269.5 million, or 4.6% of net sales, while for the first nine months of 2002, operating profit decreased $69.1 million (or 7.3%) to $874.5 million. The increase in operating profit as a percentage of net sales during the third quarter of 2002 was primarily due to the improvement in total operating expenses as a percentage of net sales as discussed above. The decrease in operating profit as a percentage of net sales during the first nine months of 2002 was primarily due to incremental expenses incurred during the first quarter of 2002 related to the execution of the 2001 strategic restructuring that were not part of the resulting restructuring charge and increased markdowns associated with the increased promotional activity as discussed above.

Part I                                                                    Item 2

         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

Interest expense, net consisted of the following:

-------------------------------------------------------------------------------------------------------------
                                                       13 Weeks Ended                   39 Weeks Ended
                                              September 28,    September 29,   September 28,   September 29,
In millions                                            2002             2001            2002            2001
-------------------------------------------------------------------------------------------------------------
Interest expense                                    $  12.1          $  17.0         $  41.3         $  50.1
Interest income                                        (0.7)            (0.9)           (3.0)           (3.2)
-------------------------------------------------------------------------------------------------------------
    Interest expense, net                           $  11.4          $  16.1         $  38.3         $  46.9
-------------------------------------------------------------------------------------------------------------

The decrease in interest expense for the thirteen and thirty-nine weeks ended September 28, 2002 was driven by a combination of lower interest rates and lower average debt balances during 2002 compared to 2001.

Income tax provision ~ Our effective income tax rate was 38.0% for the third quarter and first nine months of 2002, compared to 39.4% for the comparable periods of 2001. The decrease in our effective income tax rate was primarily due to the elimination of goodwill amortization that was not deductible for income tax purposes and lower state income taxes.

Net earnings for the third quarter of 2002 increased $40.7 million (or 32.9%) to $164.4 million, or $0.40 per diluted share, compared to $123.7 million, or $0.30 per diluted share, in the third quarter of 2001. For the first nine months of 2002, net earnings decreased $27.0 million (or 5.0%) to $516.5 million, or $1.26 per diluted share, compared to $543.5 million, or $1.32 per diluted share, during the first nine months of 2001. Excluding the nonrecurring litigation items recorded during 2002, net earnings for the third quarter of 2002 increased $36.3 million (or 29.4%) to $160.0 million, or $0.39 per diluted share, while for or the first nine months of 2002, net earnings decreased $24.9 million (or 4.6%) to $518.5 million, or $1.27 per diluted share.

Liquidity and Capital Resources

We fund the growth of our business through a combination of cash flow from operations, commercial paper and long-term borrowings. Our liquidity is not currently dependent on the use of off-balance sheet transactions other than normal operating leases.

We had $158.2 million of commercial paper outstanding at a weighted average interest rate of 1.9% as of September 28, 2002. In connection with our commercial paper program, we maintain a $650 million, five-year unsecured back-up credit facility, which expires on May 21, 2006 and a $650 million, 364-day unsecured back-up credit facility, which expires on May 19, 2003. As of September 28, 2002, we had not borrowed against the credit facilities.

Our credit facilities and unsecured senior notes contain customary restrictive financial and operating covenants. These covenants do not include a requirement for the acceleration of our debt maturities in the event of a downgrade in our credit rating. We do not believe that the restrictions contained in these covenants materially affect our financial or operating flexibility, nor do we currently foresee any reasonable circumstances under which we would lose our investment-grade debt ratings. However, if this were to occur, it could adversely impact, among other things, our future borrowing costs, access to capital markets and new store operating lease costs.

We believe that our cash on hand and cash provided by operations, together with our ability to obtain additional short-term and long-term financing, will be sufficient to cover our working capital needs, capital expenditures and debt service requirements for at least the next twelve months and the foreseeable future.

Given the current favorable interest rate environment, on October 30, 2002, we elected to privately place $300 million of 3.875% unsecured senior notes due November 1, 2007, to reduce our future exposure to fluctuations in short-term interest rates. We may redeem these notes at any time, in whole or in part, at a defined redemption price plus accrued interest. Proceeds from the notes will be used to repay outstanding commercial paper.

Part I                                                                    Item 2

         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

Net cash provided by operating activities increased to $722.9 million in the first nine months of 2002, compared to $401.6 million during the first nine months of 2001. The improvement in net cash provided by operations was primarily the result of improved working capital management. Cash provided by operating activities will be negatively impacted by future payments associated with the strategic restructuring. The timing of future cash payments related to the strategic restructuring depends on when, and if, early lease terminations can be reached. As of September 28, 2002, the remaining payments, which primarily consist of noncancelable lease obligations extending through 2024, totaled $202.3 million.

Net cash (used in) investing activities increased to $626.8 million during the first nine months of 2002. This compares to $490.6 million during the first nine months of 2001. The increase in net cash used in investing activities was primarily due to higher additions to property and equipment. Additions to property and equipment totaled $804.7 million in the first nine months of 2002, compared to $473.0 million in the first nine months of 2001. The majority of our capital spending in both periods supported our real estate development program. During the third quarter of 2002, we opened 34 new stores, relocated 16 stores and closed 9 stores. For the first nine months of 2002, we opened 108 new stores, relocated 71 stores and closed 272 stores. During the remainder of fiscal 2002, we plan to open approximately 60 to 70 new stores and relocate approximately 20 stores. For the year, approximately 70-75 of our new stores are expected to be in new markets, including Chicago, Illinois; Las Vegas, Nevada; Phoenix, Arizona; and several markets in Florida and Texas. We finance a portion of our new store development program through sale-leaseback transactions. Proceeds from sale-leaseback transactions totaled $228.8 million for the first nine months of 2002, compared to $94.0 million for the first nine months of 2001. All of the properties were sold at net book value and the resulting leases qualify and are accounted for as operating leases. As of September 28, 2002, we operated 4,027 retail and specialty pharmacy stores in 32 states and the District of Columbia, compared to 4,135 stores as of September 29, 2001.

Net cash (used in) provided by financing activities increased to a net use of $115.1 million during the first nine months of 2002. This compares to net cash provided by financing activities of $158.3 million during the first nine months of 2001. The increase in net cash used in financing activities was primarily due to the proceeds from the issuance of the $300 million of 5.625% unsecured senior notes during the first quarter of 2001, offset, in part, by the repurchase of
3.4 million shares of the Company's common stock at an aggregate cost of $129.0 million during the first nine months of 2001.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with generally accepted accounting principles, which requires management to make certain estimates and apply judgment. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the consolidated financial statements are prepared. On a regular basis, management reviews our accounting policies and how they are applied and disclosed in our consolidated financial statements. While management believes that the historical experience, current trends and other factors considered support the preparation of our consolidated financial statements in conformity with generally accepted accounting principles, actual results could differ from our estimates, and such differences could be material.

Our significant accounting policies are discussed in Note 1 to our consolidated financial statements for the fiscal year ended December 29, 2001. Management believes that the following accounting policies include a higher degree of judgment and/or complexity and, thus, are considered to be critical accounting policies. The critical accounting policies discussed below are applicable to both of our business segments. Management has discussed the development and selection of our critical accounting policies with the Audit Committee of our Board of Directors and the Audit Committee has reviewed the Company's disclosures relating to them.

Part I                                                                    Item 2

         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations


Impairment of Long-Lived Assets

We evaluate the recoverability of long-lived assets, including intangible assets with finite lives, but excluding goodwill, which is tested for impairment using a separate test, annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We group and evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. When evaluating long-lived assets for potential impairment, we first compare the carrying amount of the asset to the individual store's estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying amount of the asset, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the asset to the individual store's estimated future cash flows (discounted and with interest charges). If required, an impairment loss is recorded for the portion of the asset's carrying value that exceeds the asset's estimated future cash flow (discounted and with interest charges).

Our impairment loss calculation contains uncertainty since management must use judgment to estimate each store's future sales, profitability and cash flows. When preparing these estimates, management considers each store's historical results and current operating trends and our consolidated sales, profitability and cash flow results and forecasts. These estimates can be affected by a number of factors including, but not limited to, general economic conditions, the cost of real estate, the continued efforts of third party organizations to reduce prescription drug costs, the continued efforts of competitors to gain market share and consumer spending patterns. Effective fiscal 2002, we adopted SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets." The adoption did not have a material impact on our impairment loss methodology, nor have we made any other material changes to our impairment loss methodology during the past three years.

Closed Store Lease Liabilities

We account for closed store lease termination costs in accordance with Emerging Issue Task Force No. 88-10, "Costs Associated with Lease Modification or Termination." As such, when a leased store is closed, we record a liability for the estimated remaining obligation under the non-cancelable lease, which includes future real estate taxes and common area maintenance charges, if applicable. The liability is reduced by estimated future sublease income, if applicable.

The calculation of our closed store lease liability contains uncertainty since management must use judgment to estimate the timing and duration of future vacancy periods, the amount and timing of future lump sum settlement payments and the amount and timing of potential future sublease income. When estimating these potential termination costs and their related timing, we consider a number of factors, which include, but are not limited to historical settlement experience, the owner of the property, the location and condition of the property, the terms of the underlying lease, the specific marketplace demand and general economic conditions. We have not made any material changes in the reserve methodology used to record closed store lease reserves during the past three years.

Self-Insurance Liabilities

We are self insured for certain losses related to general liability, worker's compensation and auto liability, although we maintain stop loss coverage with third party insurers to limit our total liability exposure.

The estimate of our self-insurance liability contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. When estimating our self-insurance liability, we consider a number of factors, which include, but are not limited to, historical claim experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. On a quarterly basis, management reviews its assumptions with its independent third party actuaries to determine that our self-insurance liability is adequate. We have not made any material changes in the accounting methodology used to establish our self-insurance liability during the past three years.

Part I                                                                    Item 2

         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations


Inventory

Our inventory is valued at the lower of cost or market on a first-in, first-out basis using the retail method for inventory in our stores and the cost method for inventory in our distribution centers. Under the retail method, inventory is stated at cost, which is determined by applying a cost-to-retail ratio to the ending retail value of our inventory. Since the retail value of our inventory is adjusted on a regular basis to reflect current market conditions, our carrying value should approximate the lower of cost or market. In addition, we reduce the value of our ending inventory for estimated inventory losses that have occurred during the interim period between physical inventory counts. Physical inventory counts are taken on a regular basis in each location to ensure that the amounts reflected in the consolidated financial statements are properly stated.

The accounting for inventory contains uncertainty since management must use judgment to estimate the inventory losses that have occurred during the interim period between physical inventory counts. When estimating these losses, we consider a number of factors, which include but are not limited to, historical physical inventory results on a location-by-location basis and current inventory loss trends. We have not made any material changes in the accounting methodology used to establish our inventory loss reserves during the past three years.

Although management believes that the estimates discussed above are reasonable and the related calculations conform to generally accepted accounting principles, actual results could differ from our estimates, and such differences could be material.

Recent Accounting Pronouncement

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement (i) eliminates extraordinary accounting treatment for a gain or loss reported on the extinguishment of debt, (ii) eliminates inconsistencies in the accounting required for sale-leaseback transactions and certain lease modifications with similar economic effects, and (iii) amends other existing authoritative pronouncements to make technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement are effective for fiscal years beginning after May 15, 2002. We do not expect that the adoption of this Statement will have a material impact on our consolidated results of operations or financial position.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement nullifies existing guidance related to the accounting and reporting for costs associated with exit or disposal activities and requires that the fair value of a liability associated with an exit or disposal activity be recognized when the liability is incurred. Under previous guidance, certain exit costs were permitted to be accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of this Statement are required to be adopted for all exit or disposal activities initiated after December 31, 2002. The Statement will not impact any liabilities recorded prior to adoption. We are in the process of evaluating the effect of adopting this Statement on our consolidated results of operations or financial position.

Cautionary Statement Concerning Forward-Looking Statements ~ The Private Securities Litigation Reform Act of 1995 (the "Reform Act") provides a safe harbor for forward-looking statements made by or on behalf of CVS Corporation. The Company and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders. Generally, the inclusion of the words "believe," "expect," "intend," "estimate," "anticipate," "will," and similar expressions identify statements that constitute forward-looking statements. All statements addressing operating performance of CVS Corporation or any subsidiary, events, or developments that the Company expects or anticipates will occur in the future, including statements relating to sales growth, earnings or earnings per common share growth, free cash flow, inventory levels and turn rates, store development, relocations and new market entries, as well as statements expressing optimism or pessimism about future operating results or events, are forward-looking statements within the meaning of the Reform Act. The forward-looking

Part I                                                                    Item 2

         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations


statements are and will be based upon management's then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. By their nature, all forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including but not limited to:

..  The strength of the economy in general or in the markets served by CVS, including changes in consumer purchasing power and/or spending patterns;
.. Increased competition from other drugstore chains, from alternative distribution channels such as supermarkets, membership clubs, mail order companies, discount retailers and internet companies (e-commerce) and from other third party plans;
..  Changes in consumer preferences or loyalties;
.. Price reductions taken by the Company in response to competitive pressures, as well as price reductions taken to drive demand that may not result in anticipated sales levels;
.. Our ability to achieve projected levels of efficiencies, cost reduction measures and other benefits from the Action Plan announced during the fourth quarter of fiscal 2001 and other initiatives;
..  The effects of litigation and the creditworthiness of the purchasers of former businesses whose store leases are guaranteed by CVS;
.. Our ability to generate sufficient cash flows to support capital expansion, and general operating activities, and our ability to obtain necessary financing at favorable interest rates;
.. Changes in laws and regulations, including changes in accounting standards, taxation requirements, including tax rate changes, new tax laws and revised tax law interpretations;
..  Interest rate fluctuations and other capital market conditions;
..  The continued introduction of successful new prescription drugs;
.. The continued efforts of health maintenance organizations, managed care organizations, pharmacy benefit management companies and other third party payers to reduce prescription drug costs;
..  Our ability to continue to successfully implement new computer systems and technologies;
..  Our ability to continue to secure suitable new store locations at acceptable lease terms;
..  Our ability to continue to purchase inventory on favorable terms;
..  Our ability to attract, hire and retain suitable pharmacists and management personnel;
.. Our ability to establish effective advertising, marketing and promotional programs (including pricing strategies) in the different geographic markets in which we operate; and
.. Other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

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

Part I                                                                    Item 4

                             Controls and Procedures

(a) Evaluation of disclosure controls and procedures: The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within ninety days of the filing date of this quarterly report, have concluded that as of such date the Company's disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

(b) Changes in internal controls: There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

Part II                                                                  Item 1

                                Legal Proceedings

     During the third quarter of 2002, the Company agreed to settle Hill v. CVS Rx Services, Inc. (Civil Action No. CV OO-HGD-3355-S), a collective action filed against CVS in the Federal District Court of Alabama by certain current and former CVS pharmacists alleging violations of the Fair Labor Standards Act (the "FLSA Lawsuit").

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

    15.1   Letter re: Unaudited Interim Financial Information.

    99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K:

On July 31, 2002, we filed a Current Report on Form 8-K in connection with our announcement that our Chief Executive Officer and Chief Financial Officer both intended to certify the company's periodic reports on a timely basis in accordance with the administrative order of the Securities Exchange Commission.

On August 9, 2002 we filed a Current Report on Form 8-K in connection with the announcement that our Chief Executive Officer and Chief Financial Officer both certified the company's periodic reports in accordance with the administrative order of the Securities Exchange Commission requiring the filing of sworn statements pursuant to Section 21(a)(1) of the Securities and Exchange Act of 1934.

Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

CVS Corporation

(Registrant)

/s/ David B. Rickard
--------------------
David B. Rickard
Executive Vice President,
Chief Financial Officer and
Chief Administrative Officer
November 12, 2002

                                  Certification

I, Thomas M. Ryan, Chairman of the Board, President and Chief Executive Officer of CVS Corporation, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of CVS Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined term in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors :

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002                     By: /s/ Thomas M. Ryan
                                                ------------------
                                                Thomas M. Ryan
                                                Chairman of the Board, President
                                                and Chief Executive Officer

                                  Certification

I, David B. Rickard, Executive Vice President, Chief Financial Officer and Chief Administrative Officer of CVS Corporation, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of CVS Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined term in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors :

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002                         By: /s/ David B. Rickard
                                                    --------------------
                                                    David B. Rickard
                                                    Executive Vice President,
                                                    Chief Financial Officer and
                                                    Chief Administrative Officer