Form 10-K
period 2002-12-28
CVS CORP
filed 2003-03-18
CIK 64803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes☒  No ☐

The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $11,840,013,000 as of June 28, 2002, based on the closing price of the common stock on the New York Stock Exchange. For purposes of this calculation, only executive officers and directors are deemed to be the affiliates of the registrant.

As of March 3, 2003, the registrant had 393,567,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Filings made by companies with the Securities and Exchange Commission sometimes “incorporate information by reference.” This means that the company is referring you to information that was previously filed with the SEC, and this information is considered to be part of the filing you are reading. The following materials are incorporated by reference into this Form 10-K:

•                  Information contained on pages 14 through 39 of our Annual Report to Stockholders for the fiscal year ended December 28, 2002 is incorporated by reference in response to Items 7 and 8 of Part II.

•                  Information contained in our Proxy Statement for the 2003 Annual Meeting of Stockholders is incorporated by reference in response to Items 10 through 13 of Part III.

PART I

Item 1.                                   Business

OVERVIEW

CVS Corporation is a leader in the retail drugstore industry in the United States with net sales of $24.2 billion in 2002, making us the second largest retail drugstore chain based on sales. As of December 28, 2002, we operated 4,087 retail and specialty pharmacy stores in 32 states and the District of Columbia, making us the largest retail drugstore chain in the nation based on store count. We currently operate in 67 of the top 100 U.S. drugstore markets and hold the number one market share in 32 of these markets. Overall, we hold the number one or number two market share in 67% of the markets in which we operate. During 2002, we filled over 316 million prescriptions, or approximately 11% of the U.S. retail market. Our current operations are grouped into two businesses: Retail Pharmacy and Pharmacy Benefit Management (“PBM”).

Retail Pharmacy ~ As of December 28, 2002, the Retail Pharmacy business included 4,054 retail drugstores, of which 3,957 operated a pharmacy, and the online retail website, CVS.com. The retail drugstores are located in 27 states and the District of Columbia, operating under the CVS® or CVS/pharmacy® name. CVS/pharmacy stores sell prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, greeting cards, film and photo finishing services, beauty products and cosmetics, seasonal merchandise and convenience foods, which we refer to as “front store” products. Existing stores generally range in size from approximately 8,000 to 12,000 square feet, although most new stores are based on either an approximately 10,000 or 12,000 square foot prototype building and typically include a drive-thru pharmacy. The Retail Pharmacy is our only reportable segment as it represented approximately 95% of consolidated net sales and operating profit in 2002.

Pharmacy Benefit Management ~ The PBM business provides a full range of prescription benefit management services to managed care and other organizations. These services include plan design and administration, formulary management, mail order pharmacy services, claims processing and generic substitution. The PBM business, which currently manages more than 14 million lives, operates under the PharmaCare Management Services name and ranks as one of the top ten full service PBMs in the nation. The PBM business also includes our Specialty Pharmacy operations, which represent the largest integrated retail and mail provider of specialty pharmacy services in the nation. Specialty pharmacy focuses on supporting individuals that require complex and expensive drug therapies to treat conditions such as organ transplants, HIV/AIDS and genetic conditions such as infertility, multiple sclerosis and certain cancers. As of December 28, 2002, we operated 33 specialty pharmacies, located in 19 states and the District of Columbia, and two specialty mail order facilities. Specialty pharmacy stores, which operate under the CVS ProCare name, average 2,000 square feet in size and sell prescription drugs and a limited assortment of front store items such as alternative medications, homeopathic remedies and vitamins.

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

CVS Corporation is a Delaware corporation. Our Store Support Center (corporate office) is located at One CVS Drive, Woonsocket, Rhode Island 02895, telephone (401) 765-1500. Our common stock is listed on the New York Stock Exchange under the trading symbol “CVS”. General information about CVS is available through our website at http://www.cvs.com. In addition, our financial press releases and filings with the Securities and Exchange Commission are available free of charge on the investor relations portion of our website at http://investor.cvs.com.

RETAIL PHARMACY BUSINESS

Operating Strategy ~ Our mission is to be the easiest pharmacy retailer for customers to use. We believe ease of use means convenience for the time-starved customer. As such, our operating strategy is to provide a broad assortment of quality merchandise at competitive prices using a retail format that emphasizes service, innovation and convenience (easy-to-access, clean, well-lit and well stocked). One of the keys to our strategy is technology, which allows us to focus on constantly improving service and exploring ways to provide more personalized product offerings and services. We believe that continuing to be the first to market with new and unique products and services, using innovative marketing and adjusting our mix of merchandise to match customer needs and preferences is very important to our ability to maintain customer satisfaction.

Products ~ A typical CVS/pharmacy store sells prescription drugs and a wide assortment of high-quality, nationally advertised brand name and private label merchandise. General merchandise categories include over-the-counter drugs, greeting cards, film and photo finishing services, beauty products and cosmetics, seasonal merchandise and convenience foods, which we refer to as “front store” products. We purchase our merchandise from numerous manufacturers and distributors. We believe that competitive sources are readily available for substantially all of the products we carry and the loss of any one supplier would not have a material effect on the business. Consolidated net sales by major product group are as follows:

	Percentage of Net Sales(1)
	2002	2001	2000
Prescription drugs	68%	66%	63%
Over-the-counter and personal care	10	10	11
Beauty/cosmetics	6	7	7
General merchandise and other	16	17	19
	100%	100%	100%

(1) Percentages are estimates based on store scanning data.

Pharmacy sales have been growing, and we believe will continue to grow, at a faster pace than front store sales. Pharmacy sales represented 67.6% of total sales in 2002, compared to 66.1% in 2001 and 62.7% in 2000. We believe that our pharmacy operations will continue to represent a critical part of our business due to our ability to attract and retain managed care customers, favorable industry trends (an aging American population consuming a greater number of prescription drugs, pharmaceuticals being used more often as the first line of defense for managing illness and the introduction and direct to consumer marketing of new drugs) and our on-going program of purchasing customer lists from independent pharmacies. We believe our pharmacy success results from our investment in people and technology. Given the nature of prescriptions, people want their prescriptions filled fast by professional pharmacists using the latest tools and technology. Our continual investment in technology such as our Excellence in Pharmacy Innovation and Care (“EPIC”) system, our touch-tone telephone reorder system, Rapid RefillTM, and our online business, CVS.com, is driven by this belief.

Front store sales should continue to benefit from our strategy to be the first to market with new and unique products and services, using innovative marketing and adjusting our mix of merchandise to match customer needs and preferences. A key component of this strategy is our ExtraCare® card program, which is helping us to continue to build our loyal customer base. With 33 million members, ExtraCare is one of the largest and most successful retail loyalty programs in the United States. ExtraCare allows us to balance our marketing efforts so we can reward our best customers by providing them automatic sale prices, customized coupons, ExtraBucksTM rewards and more. Another component of our front store strategy is our unique product offerings which include a full range of high-quality private label products that are only available through CVS. We currently carry over 1,500 CVS brand products, which accounted for approximately 12% of our front store sales during 2002. Due to the success of our private label program, we continue to assess opportunities to expand our range of private label product offerings such as our CVS Brand® and Gold Emblem® lines.

Store Development ~ The addition of new stores has played, and will continue to play, a major role in our continued growth and success. Our store development program focuses on three areas: entering new markets, adding stores within existing markets and relocating stores to more convenient, freestanding sites. During 2002, we opened 174 new stores, relocated 92 stores and closed 278 stores of which 224 were as a result of the strategic restructuring announced in 2001. Our new store development during 2002 included 78 stores in new markets, including: Chicago, Illinois; Las Vegas, Nevada; Phoenix, Arizona; and several markets in Florida and Texas. During the last five years we opened more than 1,700 new and relocated stores. Approximately half of our store base was opened or significantly remodeled within the last five years. During 2003, we expect to open approximately 150-175 new stores (including 80-100 in new markets), to relocate 100 stores and to close 50 stores. We believe that continuing to grow our store base and locating stores in desirable geographic markets are essential components to competing effectively in the current managed care environment. As a result, we believe that our store development program is an integral part of our ability to maintain our leadership position in the retail drugstore industry.

Information Systems ~ We have invested significantly in information systems to enable us to deliver a high level of customer service while lowering costs and increasing operating efficiency. We were one of the first in the industry to introduce Drug Utilization Review technology that checks for harmful interactions between prescription drugs, over-the-counter products, vitamins and herbal remedies. We were also one of the first in the industry to install a chain wide automatic prescription refill system, CVS Rapid Refill, which enables customers to order prescription refills 24 hours a day using a touch-tone telephone. In 2001 we completed the rollout of EPIC, a multiyear project that reengineered the way our pharmacists communicate and fill prescriptions. The project included integrated workflow improvements, proprietary systems technology and automated pill-counting machines in high volume stores. We expect EPIC will continue to improve quality assurance and customer service, while reducing labor costs. In 2002, we completed the rollout of our Assisted Inventory Management (“AIM”) system for non-promotional front store merchandise. This system will more effectively link our stores and distribution centers with suppliers to speed the delivery of merchandise to our stores in a manner that both reduces out-of-stock positions and lowers our investment in inventory. We also have several supply chain initiatives under way, including the expansion of our AIM system to include promotional merchandise.

Customers ~ During 2002, we served an average of 2.5 million customers per day. Since our sales are to numerous customers, including managed care organizations, the loss of any one customer would not have a material effect on the business. No single customer accounts for 10% or more of our total sales.

We fill prescriptions for many state Medicaid plans. Total sales from all such plans were approximately 8% of consolidated net sales, or 12% of total pharmacy sales, during 2002.

Seasonality ~ The majority of our sales, particularly pharmacy sales, are generally not seasonal in nature. However, front store sales tend to be higher during the December holiday season. For additional information we refer you to the Note “Quarterly Financial Information” on page 39 in our Annual Report to Stockholders for the fiscal year ended December 28, 2002.

Working Capital Practices ~ We fund the growth of our business through a combination of cash flow from operations, commercial paper and long-term borrowings. For additional information on our working capital practices, we refer you to the caption “Liquidity & Capital Resources” on pages 16 and 17 in our Annual Report to Stockholders for the fiscal year ended December 28, 2002, which is incorporated by reference herein. Due to the nature of the retail drugstore business, the majority of our non-pharmacy sales are in cash, while third party insurance programs, which typically settle in less than 30 days, represented 92.3% of our pharmacy sales in 2002. Our customer returns are not significant.

Associate Development ~ As of December 28, 2002, we employed approximately 105,000 associates, about 51,000 of whom are part-time employees working less than 30 hours per week. To deliver the highest levels of service to our customers and partners, we devote considerable time and attention to our people and service standards. We emphasize attracting and training friendly and helpful associates to work in our stores and throughout our organization.

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

Competition ~ The retail drugstore business is highly competitive. We believe that we compete principally on the basis of: (i) store location and convenience, (ii) customer service and satisfaction, (iii) product selection and variety and (iv) price. In each of the markets we serve, we compete with independent and other retail drugstore chains, supermarkets, convenience stores, pharmacy benefit managers and other mail order prescription providers, discount merchandisers, membership clubs and internet pharmacies.

Item 2.                                   Properties

We lease most of our stores under long-term leases that vary as to rental amounts, expiration dates, renewal options and other rental provisions. For additional information on the amount of our rental obligations for our leases, we refer you to the Note “Leases” on page 30 in our Annual Report to Stockholders for the fiscal year ended December 28, 2002.

As of December 28, 2002, we owned approximately 2% of our 4,087 retail and specialty pharmacy drugstores. Net selling space for our retail and specialty pharmacy drugstores remained unchanged from prior year, at 31.5 million square feet as of December 28, 2002. Approximately half of our store base was opened or significantly remodeled within the last five years.

We own four distribution centers located in Alabama, Rhode Island, South Carolina and Tennessee and lease five additional facilities located in, Indiana, New Jersey, Michigan, Pennsylvania and Virginia. The nine distribution centers total approximately 5,000,000 square feet as of December 28, 2002. A new distribution center is under construction in Texas, which is currently projected to open during 2004.

We own our corporate headquarters building located in Woonsocket, Rhode Island, which contains approximately 568,000 square feet. We lease approximately 110,000 square feet of additional office space in Rhode Island. We also lease approximately 120,000 square feet in two mail order service facilities located in Fairfield, Ohio and Pittsburgh, Pennsylvania.

In connection with certain business dispositions completed between 1991 and 1997, we continue to guarantee lease obligations for approximately 875 former stores. We are indemnified for these guarantee obligations by the respective purchasers. These guarantees generally remain in effect for the initial lease term and any extension thereof pursuant to a renewal option provided for in the lease prior to the time of the disposition. For additional information, we refer you to the Note “Commitments & Contingencies” on page 35 in our Annual Report to Stockholders for the fiscal year ended December 28, 2002.

Management believes that its owned and leased facilities are suitable and adequate to meet the Company’s anticipated needs. At the end of the existing lease terms, management believes the leases can be renewed or replaced by alternate space.

Following is a breakdown by state of our 4,087 retail and specialty pharmacy store locations as of December 28, 2002:

	Specialty Stores	Retail Stores	Total
Alabama	1	134	135
Arizona	1	6	7
California	6	—	6
Connecticut	—	130	130
Delaware	—	2	2
District of Columbia	1	47	48
Florida	3	56	59
Georgia	1	268	269
Hawaii	1	—	1
Illinois	1	94	95
Indiana	—	248	248
Kentucky	—	58	58
Maine	—	18	18
Maryland	1	165	166
Massachusetts	2	321	323
Michigan	—	232	232
Minnesota	1	—	1
Missouri	1	—	1
Nevada	—	8	8
New Hampshire	—	26	26
New Jersey	—	228	228
New York	3	406	409
North Carolina	1	266	267
Ohio	—	311	311
Oregon	1	—	1
Pennsylvania	2	350	352
Rhode Island	1	52	53
South Carolina	1	171	172
Tennessee	1	122	123
Texas	3	41	44
Vermont	—	2	2
Virginia	—	239	239
West Virginia	—	53	53
	33	4,054	4,087

Item 3.                                   Legal Proceedings

Beginning in August 2001, a total of nine actions were filed against the Company in the United States District Court for the District of Massachusetts asserting claims under the federal securities laws.  The actions were subsequently consolidated under the caption In re CVS Corporation Securities Litigation, No. 01-CV-11464 (D.Mass.) and a consolidated and amended complaint was filed on April 8, 2002.  The consolidated amended complaint names as defendants the Company, its chief executive officer and its chief financial officer and asserts claims for alleged securities fraud under sections 10(b) and 20 (a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder on behalf of a purported class of persons who purchased shares of the Company’s common stock between February 6, 2001 and October 30, 2001.  On June 7, 2002, all defendants moved to dismiss the consolidated amended complaint.  This motion was subsequently denied by the court on December 18, 2002. The Company believes the consolidated action is entirely without merit and intends to defend against it vigorously.

The Company is also a party to other litigation arising in the normal course of its business, none of which is expected to be material to the Company.

Item 4.                                   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 28, 2002.

Executive Officers of the Registrant

Executive Officers of the Registrant

The following sets forth the name, age and biographical information for each of our executive officers as of December 28, 2002. In each case the officer’s term of office extends to the date of the board of directors meeting following the next annual meeting of stockholders of the Company. Previous positions and responsibilities held by each of the executive officers over the past five years are indicated below:

Chris Bodine, age 47, Executive Vice President—Merchandising and Marketing of CVS Corporation and CVS Pharmacy, Inc. since February 1, 2002; Senior Vice President—Merchandising of CVS Pharmacy, Inc. from February 2000 to February 2002; Senior Vice President—Health Care Services of CVS Pharmacy, Inc. from August 1998 to February 2000; Vice President—Business Development of CVS Pharmacy, Inc. from November 1997 to August 1998.

Deborah G. Ellinger, age 44, Executive Vice President—Strategy and Business Development of CVS Corporation and CVS Pharmacy, Inc. since December 2001; Senior Vice President of Strategic Planning and Business Development, Staples, Inc. from June 1999 to October 2001; Partner, Boston Consulting Group from February 1990 to June 1999.

V. Michael Ferdinandi, age 52, Senior Vice President—Human Resources and Corporate Communications of CVS Pharmacy, Inc. since April 2002; Vice President—Human Resources, Organizational Development of CVS Pharmacy Inc. from April 1999 to April 2002; Director—Human Resources, Eastern Unites States, PepsiCo, Inc., from 1994 to April 1999.

Larry J. Merlo, age 47, Executive Vice President—Stores of CVS Corporation since April 2000 and Executive Vice President—Stores of CVS Pharmacy, Inc. since March 1998; Senior Vice President—Stores of CVS Pharmacy, Inc. from January 1994 to March 1998.

David B. Rickard, age 56, Executive Vice President, Chief Financial Officer and Chief Administrative Officer of CVS Corporation and CVS Pharmacy, Inc. since September 1999; Senior Vice President and Chief Financial Officer of RJR Nabisco Holdings Corporation from March 1997 to August 1999; director of Harris Corporation, an international communications equipment company, since October 2001.

Thomas M. Ryan, age 50, Chairman of the Board since April 1999 and Chief Executive Officer and President of CVS Corporation since May 1998; Vice Chairman of the Board and Chief Operating Officer of CVS Corporation from October 1996 to May 1998; Chief Executive Officer and President of CVS Pharmacy, Inc. from January 1994 to the present; director of FleetBoston Financial Corporation, Reebok International Ltd and Yum! Brands, Inc.

Douglas A. Sgarro, age 43, Senior Vice President and Chief Legal Officer of CVS Corporation since April 2000 and Senior Vice President and Chief Legal Officer of CVS Pharmacy, Inc. since September 1997; President of CVS Realty Co., a real estate development company and a division of CVS Pharmacy, Inc., since October 1999; director of Rhode Island Economic Development Corporation (state instrumentality charged with promoting economic development in Rhode Island) since March 2000.

Larry D. Solberg, age 55, Senior Vice President—Finance and Controller of CVS Corporation since April 2000 and Senior Vice President—Finance and Controller of CVS Pharmacy, Inc. since March 1996.

PART II

Item 5.           Market for Registrant’s Common Equity and Related Stockholder Matters

Since October 16, 1996, our common stock has been listed on the New York Stock Exchange under the symbol “CVS.” The table below sets forth the high and low sales prices of our common stock on the New York Stock Exchange Composite Tape as reported in The Wall Street Journal and the quarterly cash dividends declared per share of common stock during the periods indicated.

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2002:	High	$35.40	$35.58	$31.30	$28.70	$35.58
	Low	25.80	30.60	24.42	23.99	23.99
	Cash dividends per common share	0.0575	0.0575	0.0575	0.0575	0.2300

2001:	High	$62.10	$59.75	$40.48	$34.55	$62.10
	Low	51.00	36.51	31.40	23.28	23.28
	Cash dividends per common share	0.0575	0.0575	0.0575	0.0575	0.2300

CVS has paid cash dividends every quarter since becoming a public company. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors. As of March 1, 2003, there were approximately 12,000 registered shareholders according to the records maintained by our transfer agent.

Item 6.                                   Selected Financial Data

The selected consolidated financial data of CVS Corporation as of and for the periods indicated in the five-year period ended December 28, 2002 have been derived from the audited consolidated financial statements of CVS Corporation, which consolidated financial statements have been audited by KPMG LLP. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and the audit report of KPMG LLP, which are incorporated elsewhere herein.

	Fiscal Year
In millions, except per share amounts	2002 (52 weeks)	2001 (52 weeks)	2000 (52 weeks)	1999 (53 weeks)	1998 (52 weeks)
Statement of operations data:
Net sales	$24,181.5	$22,241.4	$20,087.5	$18,098.3	$15,273.6
Gross margin(1)	6,068.8	5,691.0	5,361.7	4,861.4	4,129.2
Selling, general & administrative	4,552.3	4,256.3	3,761.6	3,448.0	2,949.0
Depreciation and amortization(2)	310.3	320.8	296.6	277.9	249.7
Merger, restructuring and other nonrecurring charges and (gains)	—	343.3	(19.2)	—	178.6
Total operating expenses	4,862.6	4,920.4	4,039.0	3,725.9	3,377.3
Operating profit(3)	1,206.2	770.6	1,322.7	1,135.5	751.9
Interest expense, net	50.4	61.0	79.3	59.1	60.9
Income tax provision	439.2	296.4	497.4	441.3	306.5
Net earnings(4)	$716.6	$413.2	$746.0	$635.1	$384.5
Per common share data:
Net earnings:(4)
Basic	$1.79	$1.02	$1.87	$1.59	$0.96
Diluted	1.75	1.00	1.83	1.55	0.95
Cash dividends per common shares	0.230	0.230	0.230	0.230	0.225
Balance sheet and other data:
Total assets	$9,645.3	$8,636.3	$7,949.5	$7,275.4	$6,686.2
Long-term debt	1,076.3	810.4	536.8	558.5	275.7
Total shareholders’ equity	5,197.0	4,566.9	4,304.6	3,679.7	3,110.6
Number of stores (at end of period)	4,087	4,191	4,133	4,098	4,122

(1)        Gross margin includes the pre-tax effect of the following nonrecurring charges: (i) in 2001, $5.7 million ($3.6 million after-tax) related to the markdown of certain inventory contained in the stores closing as part of the strategic restructuring, discussed in Note 11 to the consolidated financial statements, to its net realizable value, (ii) in 1998, $10.0 million ($5.9 million after-tax) related to the markdown of noncompatible Arbor Drugs, Inc. merchandise.

(2)        As a result of adopting SFAS No. 142 “Goodwill and Other Intangible Assets” at the beginning of fiscal 2002, the Company no longer amortizes goodwill and other indefinite-lived intangible assets.  Goodwill amortization totaled $31.4 million pre-tax ($28.2 million after-tax) in 2001, $33.7 million pre-tax ($31.9 million after-tax) in 2000, $38.9 million pre-tax ($38.1 million after-tax) in 1999 and $37.4 million pre-tax ($37.2 million after-tax) in 1998.

(3)        Operating profit includes the pre-tax effect of the charges discussed in Note (1) above and the following merger, restructuring, and other nonrecurring charges and gains: (i) in 2001, $346.8 million ($226.9 million after-tax) related to restructuring and asset impairment costs associated with the strategic restructuring and $3.5 million ($2.1 million after-tax) net nonrecurring gain resulting from the net effect of the $50.3 million of settlement proceeds received from various lawsuits against certain manufacturers of brand name prescription drugs and the Company’s contribution of $46.8 million of these settlement proceeds to the CVS Charitable Trust, Inc. to fund future charitable giving, (ii) in 2000, $19.2 million ($11.5 million after-tax) nonrecurring gain representing partial payment of our share of the settlement proceeds from a class action lawsuit against certain manufacturers of brand name prescription drugs, (iii) in 1998, $147.3 million ($101.3 million after-tax) charge related to the merger of CVS and Arbor and $31.3 million ($18.4 million after-tax) of nonrecurring costs incurred in connection with eliminating Arbor’s information technology systems and Revco’s noncompatible store merchandise fixtures.

(4)        Net earnings and net earnings per common share include the after-tax effect of the charges and gains discussed in Notes (1) and (3) above.

Item 7.  —  Management’s Discussion and Analysis of Financial Condition and Results of Operation

We refer you to the “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” which includes our “Cautionary Statement Concerning Forward Looking Statements” at the end of such section, on pages 14 through 20 of our Annual Report to Stockholders for the fiscal year ended December 28, 2002, which is incorporated by reference herein.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

We have not entered into any transactions using derivative financial instruments or derivative commodity instruments and we believe that our exposure to market risk associated with other financial instruments (such as fixed and variable rate borrowings), is not material.

Item 8.                       Financial Statements and Supplementary Data

We refer you to the “Independent Auditors Report,” “Consolidated Statements of Operations,” “Consolidated Balance Sheets,” “Consolidated Statements of Shareholders’ Equity,” “Consolidated Statements of Cash Flows,” and “Notes to Consolidated Financial Statements” on pages 21 through 39 of our Annual Report to Stockholders for the fiscal year ended December 28, 2002, which are incorporated by reference herein.

Item 9.  —  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No events have occurred which would require disclosure under this Item.

PART III

Item 10.  —  Directors and Executive Officers of the Registrant

We refer you to our Proxy Statement for the 2003 Annual Meeting of Stockholders under the captions “Biographies of our Board Nominees,” “Committees of the Board of CVS,” and under “Section 16(a) Beneficial Ownership Reporting Compliance,” which is incorporated by reference herein. Biographical information on our executive officers is contained in Part I of this Annual Report on Form 10-K.

Item 11.  —  Executive Compensation

We refer you to our Proxy Statement for the 2003 Annual Meeting of Stockholders under the captions “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Management Planning and Development Committee Report on Executive Compensation,” “Summary Compensation Table,” “Stock Options,” “Long Term Incentive Plan,” “Stock Performance Graph” and “Certain Executive Arrangements,” which is incorporated by reference herein.

Item 12.                            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We refer you to our Proxy Statement for the 2003 Annual Meeting of Stockholders under the captions “Share Ownership of Directors and Certain Executive Officers” and “Share Ownership of Principal Stockholders,” which is incorporated by reference herein, for information concerning security ownership of certain beneficial owners and management.

Our equity compensation plans approved by shareholders include the 1999 Employee Stock Purchase Plan, the 1996 Deferred Directors Plan and the 1997 Incentive Compensation Plan. For additional information on these plans, we refer you to the Note “Stock Incentive Plans” on page 34 in our Annual Report to Stockholders for the fiscal year ended December 28, 2002.

The following table summarizes information about CVS Corporation common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 28, 2002.

Shares in thousands	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by shareholders(1)	23,390	$30.21	21,347

Equity compensation plans not approved by shareholders	—	—	—
Total	23,390	$30.21	21,347

(1) The number of shares available for delivery under the 1997 Incentive Compensation Plan is subject to adjustment by 9.4% of the number of shares of common stock issued or delivered by the Company during the term of the Plan (excluding any issuance or delivery in connection with awards, or any other compensation or benefit plan of the Company).

Item 13.                            Certain Relationships and Related Transactions

We refer you to our Proxy Statement for the 2003 Annual Meeting of Stockholders under the caption “Transactions with Directors and Officers,” which is incorporated by reference herein.

Item 14.                            Controls and Procedures

(a)                      Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within ninety days of the filing date of this Form 10-K, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

(b)                      Changes in internal controls: There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART IV

Item 15.                            Exhibits, Financial Statement Schedules, and Reports on Form 8-K

A.            Documents filed as part of this report:

1.              Financial Statements:

The following financial statements are incorporated by reference from pages 21 through 39 of our Annual Report to Stockholders for the fiscal year ended December 28, 2002, as provided in Item 8 hereof:

2.              Financial Statement Schedules

The following financial statement schedule is filed on page 15 of this report: Schedule  II — Valuation and Qualifying Accounts. All other financial statement schedules are omitted because they are not applicable or the information is included in the financial statements or related notes.

B.            Reports on Form 8-K

On October 30, 2002, we filed a Current Report on Form 8-K in connection with the announcement of our third quarter earnings.

On October 31, 2002, we filed a Current Report on Form 8-K in connection with our announcement that the Corporation privately placed $300 million aggregate principal amount of 3.87% unsecured senior notes due on November 1, 2007.

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

4.1*	Specimen common stock certificate [incorporated by reference to Exhibit 4.1 to the Registration Statement of the Registrant on Form 8-B dated November 4, 1996].

4.2*	Indenture, dated as of February 11, 1999, between CVS Corporation and The Bank of New York [incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement No. 333-78253

Exhibit	Description
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

10.17*	Income Continuation Policy for Select Senior Executives of Melville Corporation as amended through May 12, 1988 [incorporated by reference to Exhibit 10 (viii) to Melville’s Annual Report

Exhibit	Description
on Form 10-K for the fiscal year ended December 31, 1994].

10.18	CVS Corporation 1996 Directors Stock Plan, as amended and restated November 5, 2002.

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

10.25*	Consulting Agreement between CVS Corporation and Eugene Applebaum [incorporated by reference to Exhibit 99(d) to Registrant’s Registration Statement No. 333-47193 on Form S-4 filed March 2, 1998].

10.26*	Description of the Long-Term Performance Share Plan [incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000].

10.27*	1999 Employee Stock Purchase Plan [incorporated by reference to Exhibit 99.A of the Registrant’s Definitive Proxy Statement filed March 4, 1999].

10.28*	Description of the Executive Retention Program [incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000].

10.29*

Amendment No. 1 to the 364-day Credit Agreement dated as of May 17, 2002 by and among the Registrant, the lenders party hereto, Credit Suisse First Boston and Wachovia Bank, National Association, as Co-Documentation Agents and Fleet National Bank as Administrative Agent [incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2002].

10.30*

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

13	Portions of the 2002 Annual Report to Stockholders of CVS Corporation, which are specifically designated in this Form 10-K as being incorporated by reference.
21	Subsidiaries of the Registrant
23	Consent of KPMG LLP
99.1	Certification by the Chief Executive Officer as required by Section 906 of Sarbanes-Oxley Act of 2002
99.2	Certification by the Chief Financial Officer as required by Section 906 of Sarbanes-Oxley Act of 2002

Independent Auditors’ Report

Board of Directors and Shareholders

CVS Corporation:

Under date of January 31, 2003, we reported on the consolidated balance sheets of CVS Corporation and subsidiaries as of December 28, 2002 and December 29, 2001, and the related consolidated statements of operations, shareholders’ equity and cash flows for the fifty-two week periods ended December 28, 2002, December 29, 2001 and December 30, 2000. These consolidated financial statements and our report thereon are incorporated by reference in the December 28, 2002 Annual Report on Form 10-K of CVS Corporation. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, CVS Corporation and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, in 2002.

/s/ KPMG LLP
KPMG LLP

Providence, Rhode Island

January 31, 2003

Schedule II — Valuation and Qualifying Accounts

In millions	Balance at Beginning of Year	Additions Charged to Bad Debt Expense	Write-offs Charged to Allowance	Balance at End of Year

Accounts Receivable — Allowance for Doubtful Accounts:

Fiscal Year Ended December 28, 2002	$53.6	$74.2	$63.6	$64.2

Fiscal Year Ended December 29, 2001	47.9	42.9	37.2	53.6

Fiscal Year Ended December 30, 2000	41.1	29.2	22.4	47.9

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CVS CORPORATION

Date: March 18, 2003	By:	/s/ David B. Rickard
David B. Rickard
Executive Vice President, Chief Financial Officer and Chief Administrative Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Eugene Applebaum	Director	March 18, 2003
Eugene Applebaum

/s/ W. Don Cornwell	Director	March 18, 2003
W. Don Cornwell

/s/ Thomas P. Gerrity	Director	March 18, 2003
Thomas P. Gerrity

/s/ Stanley P. Goldstein	Director	March 18, 2003
Stanley P. Goldstein

/s/ Marian L. Heard	Director	March 18, 2003
Marian L. Heard

/s/ William H. Joyce	Director	March 18, 2003
William H. Joyce

/s/ Terry R. Lautenbach	Director	March 18, 2003
Terry R. Lautenbach

/s/ Terrence Murray	Director	March 18, 2003
Terrence Murray

/s/ David B. Rickard	Executive Vice President, Chief Financial Officer and	March 18, 2003
David B. Rickard	Chief Administrative Officer
(Principal Financial Officer)

/s/ Sheli Z. Rosenberg	Director	March 18, 2003
Sheli Z. Rosenberg

/s/ Thomas M. Ryan	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 18, 2003
Thomas M. Ryan

/s/ Ivan G. Seidenberg	Director	March 18, 2003
Ivan G. Seidenberg

/s/ Larry D. Solberg	Senior Vice President — Finance and Controller (Principal Accounting Officer)	March 18, 2003
Larry D. Solberg

Certification

I, Thomas M. Ryan, Chairman of the Board, President and Chief Executive Officer of CVS Corporation, certify that:

1.	I have reviewed this annual report on Form 10-K of CVS Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined term in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003	By:	/s/ Thomas M. Ryan
Thomas M. Ryan
Chairman of the Board, President and Chief Executive Officer

Certification

I, David B. Rickard, Executive Vice President, Chief Financial Officer and Chief Administrative Officer of CVS Corporation, certify that:

1.	I have reviewed this annual report on Form 10-K of CVS Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined term in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003	By:	/s/ David B. Rickard
David B. Rickard
Executive Vice President, Chief Financial Officer and Chief Administrative Officer