Form 10-Q
period 2003-03-29
CVS CORP
filed 2003-05-12
CIK 64803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended March 29, 2003

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

Common Stock, $0.01 par value, issued and outstanding at May 7, 2003:

394,004,000 shares

Part I	Item 1

CVS Corporation

Consolidated Condensed Statements of Operations

(Unaudited)

	13 Weeks Ended
In millions, except per share amounts	March 29, 2003	March 30, 2002
Net sales	$6,312.8	$5,970.7
Cost of goods sold, buying and warehousing costs	4,707.3	4,477.0

Gross margin	1,605.5	1,493.7
Selling, general and administrative expenses	1,191.6	1,122.2
Depreciation and amortization	82.6	75.0

Total operating expenses	1,274.2	1,197.2

Operating profit	331.3	296.5
Interest expense, net	12.6	13.1

Earnings before income tax provision	318.7	283.4
Income tax provision	122.4	107.7

Net earnings	196.3	175.7
Preference dividends, net of income tax benefit	3.6	3.7

Net earnings available to common shareholders	$192.7	$172.0

Basic earnings per common share:
Net earnings	$0.49	$0.44

Weighted average basic common shares outstanding	393.4	391.6

Diluted earnings per common share:
Net earnings	$0.48	$0.43

Weighted average diluted common shares outstanding	405.7	404.7

Dividends declared per common share	$0.0575	$0.0575

See accompanying notes to consolidated condensed financial statements.

Part I	Item 1

CVS Corporation

Consolidated Condensed Balance Sheets

In millions, except share and per share amounts	(Unaudited) March 29, 2003	December 28, 2002
Assets:
Cash and cash equivalents	$648.1	$700.4
Accounts receivable, net	1,106.3	1,019.3
Inventories	3,872.3	4,013.9
Deferred income taxes	213.0	216.4
Other current assets	37.4	32.1

Total current assets	5,877.1	5,982.1
Property and equipment, net	2,316.1	2,215.8
Goodwill	889.0	878.9
Intangible assets, net	367.4	351.4
Deferred income taxes	6.6	6.6
Other assets	209.4	210.5

Total assets	$9,665.6	$9,645.3

Liabilities:
Accounts payable	$1,618.8	$1,707.9
Accrued expenses	1,298.8	1,361.2
Short-term borrowings	—	4.8
Current portion of long-term debt	332.1	32.0

Total current liabilities	3,249.7	3,105.9
Long-term debt	776.1	1,076.3
Other long-term liabilities	261.0	266.1
Shareholders’ equity:
Preference stock, series one ESOP convertible, par value $1.00: authorized 50,000,000 shares; issued and outstanding 4,614,000 shares at March 29, 2003 and 4,685,000 shares at December 28, 2002	246.6	250.4
Common stock, par value $0.01: authorized 1,000,000,000 shares; issued 409,265,000 shares at March 29, 2003 and 409,286,000 shares at December 28, 2002	4.1	4.1
Treasury stock, at cost: 15,503,000 shares at March 29, 2003 and 16,215,000 shares at December 28, 2002	(448.9)	(469.5)
Guaranteed ESOP obligation	(194.4)	(194.4)
Capital surplus	1,537.9	1,546.6
Retained earnings	4,278.1	4,104.4
Accumulated other comprehensive loss	(44.6)	(44.6)

Total shareholders’ equity	5,378.8	5,197.0

Total liabilities and shareholders’ equity	$9,665.6	$9,645.3

See accompanying notes to consolidated condensed financial statements.

Part I	Item 1

CVS Corporation

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	13 Weeks Ended
In millions	March 29, 2003	March 30, 2002
Cash flows from operating activities:
Net earnings	$196.3	$175.7
Adjustments required to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	82.6	75.0
Deferred income taxes and other noncash items	5.1	40.4
Change in operating assets and liabilities, providing/(requiring) cash, net of effects from acquisitions:
Accounts receivable, net	(67.8)	(42.7)
Inventories	146.2	(179.7)
Other current assets	(2.3)	2.0
Other assets	2.0	(0.9)
Accounts payable	(89.1)	(20.6)
Accrued expenses	(88.7)	0.4
Other long-term liabilities	(0.7)	0.1

Net cash provided by operating activities	183.6	49.7

Cash flows from investing activities:
Additions to property and equipment	(176.0)	(377.9)
Proceeds from sale-leaseback transactions	—	135.5
Acquisitions (net of cash acquired) and investments	(52.1)	(14.0)
Proceeds from sale or disposal of assets	7.5	2.6

Net cash used in investing activities	(220.6)	(253.8)

Cash flow from financing activities:
(Reductions in) additions to short-term borrowings	(4.8)	429.0
Proceeds from exercise of stock options	12.2	15.0
Reductions in long-term debt	(0.1)	(0.2)
Dividends paid	(22.6)	(22.5)

Net cash (used in) provided by financing activities	(15.3)	421.3

Net (decrease) increase in cash and cash equivalents	(52.3)	217.2
Cash and cash equivalents at beginning of period	700.4	236.3

Cash and cash equivalents at end of period	$648.1	$453.5

See accompanying notes to consolidated condensed financial statements.

Part I	Item 1

CVS Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 1

The accompanying consolidated condensed financial statements of CVS Corporation and its wholly-owned subsidiaries (“CVS” or the “Company”) have been prepared without audit, in accordance with the rules and regulations of the Securities and Exchange Commission. In accordance with such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002.

In the opinion of management, the accompanying consolidated condensed financial statements include all adjustments (consisting only of normal recurring adjustments) which are necessary to present a fair statement of the Company’s results for the interim periods presented. Because of the influence of various factors on the Company’s operations, including certain holidays and other seasonal influences, net earnings for any interim period may not be comparable to the same interim period in previous years or necessarily indicative of earnings for the full fiscal year.

Note 2

The Company operates two business segments, Retail Pharmacy and Pharmacy Benefit Management (“PBM”). The Company’s business segments are operating units that offer different products and services, and require distinct technology and marketing strategies.

As of March 29, 2003, the Retail Pharmacy segment included 4,052 retail drugstores and the Company’s online retail website, CVS.com®. The retail drugstores, which operate under the CVS® or CVS/pharmacy® name, are located in 27 states and the District of Columbia. The Retail Pharmacy segment is the Company’s only reportable segment.

The PBM segment, which operates under the PharmaCare Management Services name, provides a full range of prescription benefit management services to managed care and other organizations. These services include plan design and administration, formulary management, mail order pharmacy services, claims processing and generic substitution. The PBM segment also includes the Company’s specialty pharmacy business, which focuses on supporting individuals that require complex and expensive drug therapies. The PBM segment operates 47 retail and specialty pharmacies, located in 19 states and the District of Columbia.

Part I	Item 1

CVS Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Following is a reconciliation of the Company’s business segments to the consolidated condensed financial statements as of and for the respective periods:

In millions	Retail Pharmacy Segment	PBM Segment	Consolidated Totals
13 weeks ended:
March 29, 2003:
Net sales	$5,977.4	$335.4	$6,312.8
Operating profit	306.7	24.6	331.3

March 30, 2002:
Net sales	$5,693.0	$277.7	$5,970.7
Operating profit	283.2	13.3	296.5

Total assets:
March 29, 2003	$9,110.2	$555.4	$9,665.6
December 28, 2002	9,132.1	513.2	9,645.3

Note 3

The Company accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, no stock-based employee compensation cost is reflected in net earnings for options granted under those plans since they had an exercise price equal to the market value of the underlying common stock and the number of shares were fixed on the date of grant. The following table summarizes the effect on net earnings and earnings per common share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for the respective periods:

	13 Weeks Ended
In millions, except per share amounts	March 29, 2003	March 30, 2002
Net earnings, as reported	$196.3	$175.7
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects(1)	0.5	0.8
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	13.7	15.8

Pro forma net earnings	$183.1	$160.7

Basic EPS: As reported	$0.49	$0.44
Pro forma	0.46	0.40

Diluted EPS: As reported	$0.48	$0.43
Pro forma	0.45	0.39

(1)	Amounts represent the after-tax compensation costs for restricted stock grants.

Part I	Item 1

CVS Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 4

The Company accounts for goodwill and intangibles under SFAS No. 142, “Goodwill and Other Intangible Assets.” As such goodwill and other indefinite-lived intangible assets are not amortized, but are subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate there may be an impairment. During the third quarter of 2002, the Company performed its required annual goodwill impairment test. The annual review concluded there was no impairment of goodwill.

The carrying amount of goodwill as of March 29, 2003 was $889.0 million. For the thirteen weeks ended March 29, 2003, goodwill increased $10.1 million due to acquisitions by the Company’s PBM segment. There has been no impairment of goodwill during the thirteen weeks ended March 29, 2003.

Intangible assets other than goodwill are required to be separated into two categories: finite-lived and indefinite-lived. Intangible assets with finite useful lives are amortized over their estimated useful life, while intangible assets with indefinite useful lives are not amortized. The Company currently has no intangible assets with indefinite lives. Following is a summary of the Company’s amortizable intangible assets as of the respective balance sheet dates:

	As of March 29, 2003		As of December 28, 2002
In millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer lists and Covenants not to compete	$494.9	$(206.6)	$464.5	$(194.1)
Favorable leases and Other	150.5	(71.4)	153.1	(72.1)

	$645.4	$(278.0)	$617.6	$(266.2)

The increase in the gross carrying amount of customer lists and covenants not to compete during the thirteen weeks ended March 29, 2003 was primarily due to the acquisition of customer lists. The decrease in the gross carrying amount of favorable leases and other intangibles during the thirteen weeks ended March 29, 2003 resulted from the write-off of fully amortized favorable leases. The amortization expense for these intangible assets for the thirteen week period ended March 29, 2003 was $14.7 million. The anticipated annual amortization expense for these intangible assets is $61.7 million, $54.2 million, $48.2 million, $45.2 million, $42.0 million and $37.2 million in 2003, 2004, 2005, 2006, 2007 and 2008, respectively.

Note 5

Following are the components of net interest expense:

	13 Weeks Ended
In millions	March 29, 2003	March 30, 2002
Interest expense	$14.0	$14.5
Interest income	(1.4)	(1.4)

Interest expense, net	$12.6	$13.1

Part I	Item 1

CVS Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 6

Accumulated other comprehensive loss consists of a $44.6 million minimum pension liability, net of a $27.3 million income tax benefit, as of March 29, 2003. There was no accumulated other comprehensive income or loss as of March 30, 2002.

Note 7

The Company adopted Emerging Issues Task Force release Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor” on a prospective basis effective December 29, 2002. This pronouncement requires vendor allowances be treated as a reduction in inventory costs unless specifically identified as a reimbursement for other services. In addition, any vendor allowances received in excess of the cost incurred for such services should also be treated as a reduction of inventory costs. The adoption of this pronouncement resulted in a $4.8 million reduction in net earnings for the first quarter of 2003.

Note 8

Basic earnings per common share is computed by dividing: (i) net earnings, after deducting the after-tax dividends on the ESOP preference stock, by (ii) the weighted average number of common shares outstanding during the period (the “Basic Shares”).

When computing diluted earnings per common share, the Company assumes that the ESOP preference stock is converted into common stock and all dilutive stock options are exercised. After the assumed ESOP preference stock conversion, the ESOP Trust would hold common stock rather than ESOP preference stock and would receive common stock dividends (currently $0.23 annually per share) rather than ESOP preference stock dividends (currently $3.90 annually per share). Since the ESOP Trust uses the dividends it receives to service its debt, the Company would have to increase its contribution to the ESOP Trust to compensate it for the lower dividends. This additional contribution would reduce the Company’s net earnings, which in turn, would reduce the amounts that would have to be accrued under the Company’s incentive compensation plans. Diluted earnings per common share is computed by dividing: (i) net earnings, after accounting for the difference between the dividends on the ESOP preference stock and common stock and after making adjustments for the incentive compensation plans by (ii) Basic Shares plus the additional shares that would be issued assuming that all dilutive stock options are exercised and the ESOP preference stock is converted into common stock. Options to purchase 20.8 million and 17.3 million shares of common stock were outstanding as of March 29, 2003 and March 30, 2002, respectively, but were not included in the calculation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Part I	Item 1

CVS Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Following is a reconciliation of basic and diluted earnings per common share for the respective periods:

	13 Weeks Ended
In millions, except per share amounts	March 29, 2003	March 30, 2002
Numerator for earnings per common share calculation:
Net earnings	$196.3	$175.7
Preference dividends, net of income tax benefit	(3.6)	(3.7)

Net earnings available to common shareholders, basic	$192.7	$172.0

Net earnings	$196.3	$175.7
Dilutive earnings adjustment	(1.6)	(1.7)

Net earnings available to common shareholders, diluted	$194.7	$174.0

Denominator for earnings per common share calculation:
Weighted average common shares, basic	393.4	391.6
Effect of dilutive securities:
ESOP preference stock	10.7	10.7
Stock options	1.6	2.4

Weighted average common shares, diluted	405.7	404.7

Basic earnings per common share	$0.49	$0.44

Diluted earnings per common share	$0.48	$0.43

Part I	Independent Auditors’ Review Report

The Board of Directors and Shareholders

CVS Corporation:

We have reviewed the consolidated condensed balance sheet of CVS Corporation and subsidiaries as of March 29, 2003, and the related consolidated condensed statements of operations and cash flows for the thirteen-week periods ended March 29, 2003 and March 30, 2002. These consolidated condensed financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of CVS Corporation and subsidiaries as of December 28, 2002 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the fifty-two week period then ended (not presented herein); and in our report dated January 31, 2003 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 28, 2002, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP
KPMG LLP

Providence, Rhode Island

May 2, 2003

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion explains the material changes in our results of operations for the thirteen weeks ended March 29, 2003 and March 30, 2002 and the significant developments affecting our financial condition since December 28, 2002. We strongly recommend that you read our audited consolidated financial statements and footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2002.

Results of Operations

First Quarter (Thirteen Weeks Ended March 29, 2003 versus March 30, 2002)

Net sales – The following table summarizes our sales performance for the respective quarters:

	13 Weeks Ended
	March 29, 2003	March 30, 2002
Net sales (in billions)	$6.3	$6.0
Net sales increase:
Total	5.7%	10.9%
Pharmacy	8.8%	11.7%
Front Store	(0.7)%	9.1%
Same store sales increase:
Total	3.9%	10.2%
Pharmacy	7.1%	11.7%
Front Store	(2.7)%	7.2%
Pharmacy percentage of total sales	69.4%	67.4%
Third party percentage of pharmacy sales	92.6%	91.4%

As you review our sales performance, we believe you should consider the following important information:

•	Our pharmacy sales growth continued to benefit from our ability to attract and retain managed care customers and favorable industry trends. These trends include an aging American population; many “baby boomers” are now in their fifties and are consuming a greater number of prescription drugs. The increased use of pharmaceuticals as the first line of defense for healthcare also contributed to the growing demand for pharmacy services.

•	Pharmacy sales dollars were negatively impacted by increased generic drug sales, as generic drugs typically have a lower selling price than their brand name counterparts. Excluding the increased generic drug sales, we estimate that total same store sales growth for the first quarter would have been approximately 150 basis points higher while pharmacy same store sales growth would have been approximately 220 basis points higher.

•	Front store sales were negatively impacted by a late Easter (April 20th this year versus March 31st last year), which shifted the holiday sales into the second quarter. Excluding the impact of the Easter shift, we estimate total same store sales would have been approximately 65 basis points higher, while front store same store sales would have increased approximately 200 basis points.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Sales also continued to benefit from our active relocation program, which seeks to move our existing shopping center stores to larger, more convenient, freestanding locations. Historically, we have achieved significant improvements in customer count and net sales when we do this. Although the number of annual relocations has decreased, our relocation strategy remains an important component of our overall growth strategy. As of March 29, 2003, 48% of our existing stores were freestanding.

Gross margin, which includes net sales less the cost of merchandise sold during the reporting period and the related purchasing costs, warehousing costs, delivery costs and actual and estimated inventory losses, increased $111.8 million (or 7.5%) to $1,605.5 million for the first quarter of 2003, compared to $1,493.7 million in the first quarter of 2002. Inventory losses for the first quarter of 2003 were 1.05% of net sales, compared to 1.07% of net sales in the first quarter of 2002. Gross margin as a percentage of net sales for the first quarter of 2003 was 25.4%, compared to 25.0% of net sales in the first quarter of 2002.

As you review our performance in this area, we believe you should consider the following important information:

•	Our gross margin rate increased during the first quarter of 2003 as a result of lower markdowns due to better seasonal sell-through.

•	Our gross margin rate continues to benefit from the increase in generic drug sales (discussed above), which normally yield a higher gross margin rate than brand name drug sales.

•	Pharmacy sales are growing at a faster pace than front store sales. On average, our gross margin on pharmacy sales is lower than our gross margin on front store sales. Pharmacy sales were 69.4% of total sales in the first quarter of 2003, compared to 67.4% in the first quarter of 2002.

•	Sales to customers covered by third party insurance programs have continued to increase and, thus, have become a larger part of our total pharmacy business. On average, our gross margin on third party pharmacy sales is lower than our gross margin on cash pharmacy sales. Third party prescription sales were 92.6% of pharmacy sales during the first quarter of 2003, compared to 91.4% in the first quarter of 2002.

•	In recent years, our third party gross margin rates have been adversely affected by the efforts of managed care organizations, pharmacy benefit managers, governmental, and other third party payers to reduce prescription drug costs. To address this trend, we have dropped and/or renegotiated a number of third party programs that fell below our minimum profitability standards. These efforts have helped to improve third party reimbursement rates. However, in recent months, as a result of increasing budget shortfalls, numerous state legislatures have proposed or are reported to be considering reductions in pharmacy reimbursement rates for Medicaid and other governmental programs as well as other measures designed to reduce prescription plan drug costs. In the event this trend continues and we elect to withdraw from third party programs and/or decide not to participate in future programs that fall below our minimum profitability standards, we may not be able to sustain our current rate of sales growth and gross margin dollars could be adversely impacted.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total operating expenses, which include store and administrative payroll, employee benefits, store and administrative occupancy costs, selling expenses, advertising expenses, administrative expenses and depreciation and amortization expense, increased $77.0 million (or 6.4%) to $1,274.2 million, or 20.2% of net sales for the first quarter of 2003, compared to $1,197.2 million, or 20.1% of net sales in the first quarter of 2002. Total operating expenses as a percentage of net sales increased during the first quarter due to higher advertising expense and lower sales growth resulting from higher generic drug sales and the shift of the Easter holiday into the second quarter.

Operating profit for the first quarter of 2003 increased $34.8 million (or 11.7%) to $331.3 million, compared to $296.5 million in the first quarter of 2002. Operating profit, as a percentage of net sales was 5.3% in the first quarter of 2003, compared to 5.0% in the first quarter of 2002.

Interest expense, net for the first quarter of 2003 was $12.6 million, compared to $13.1 million in the first quarter of 2002. Interest expense totaled $14.0 million in the first quarter of 2003, compared to $14.5 million in the first quarter of 2002. Interest income was $1.4 million in the first quarter of 2003 and 2002. The decrease in interest expense in 2003 was driven by lower average debt balances during 2003 compared to 2002.

Income tax provision – Our effective income tax rate was 38.4% for the first quarter of 2003, compared to 38.0% for the first quarter of 2002. The increase in our effective income tax rate was primarily due to higher state income taxes.

Net earnings for the first quarter of 2003 increased $20.6 million (or 11.7%) to $196.3 million, or $0.48 per diluted share, compared to $175.7 million, or $0.43 per diluted share, in the first quarter of 2002.

Liquidity and Capital Resources

We anticipate that cash flows from operations, supplemented by commercial paper and long-term borrowings, will continue to fund the growth of our business.

Net cash provided by operating activities increased $133.9 million to $183.6 million during the first quarter of 2003. This compares to net cash provided by operations of $49.7 million during the first quarter of 2002. The improvement in net cash provided by operations was primarily the result of improved working capital management. Cash provided by operating activities will be negatively impacted by future lease payments associated with the stores closed as part of the 2001 strategic restructuring. The timing of future cash payments related to 2001 strategic restructuring depend on when, and if, early lease terminations can be reached. During the first quarter of 2003, we made cash payments totaling $6.5 million related to the 2001 strategic restructuring. As of March 29, 2003, we estimate the remaining payments, which primarily consist of noncancelable lease obligations extending through 2024, to be $185.6 million.

Net cash used in investing activities decreased to $220.6 million during the first quarter of 2003. This compares to $253.8 million used during the first quarter of 2002. The decrease in net cash used in investing activities was primarily due to lower additions to property and equipment. Additions to property and equipment totaled $176.0 million in the first quarter of 2003, compared to $377.9 million in the first quarter of 2002. The majority of the spending in both quarters supported our real estate development program. During the first quarter of 2003, we opened 37 new stores, relocated 24 stores and closed 25 stores. During fiscal 2003, we plan to open 250-275 stores, including approximately 100 relocations. For the year, approximately 80 to 100 of our new stores are expected to be in new markets. We finance a portion of our new store development program through sale-leaseback transactions. There were no sale-leaseback transactions during the first quarter of 2003, compared to transactions resulting in proceeds of $135.5 million during the first quarter of 2002. We also began construction on a new distribution center

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

in Texas, which is currently projected to open during 2004. As of March 29, 2003, we operated 4,099 retail and specialty pharmacy stores in 32 states and the District of Columbia.

Net cash used in financing activities increased to $15.3 million during the first quarter of 2003. This compares to $421.3 million net cash provided by financing activities during the first quarter of 2002. The increase in net cash used in financing activities was primarily due to changes in commercial paper borrowings. Commercial paper was reduced by $4.8 million during the first quarter of 2003, compared to commercial paper borrowings of $429.0 million during the first quarter of 2002.

We had no commercial paper outstanding as of March 29, 2003. In connection with our commercial paper program, we maintain a $650 million, five-year unsecured back-up credit facility, which expires on May 21, 2006 and a $650 million, 364-day unsecured back-up credit facility, which expires on May 19, 2003. During the second quarter of 2003, we expect to replace the 364-day facility with a similar facility. The credit facilities allow for borrowings at various rates depending on our public debt rating. As of March 29, 2003, we had not borrowed against the credit facilities.

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

Off-Balance Sheet Arrangements

Other than in connection with executing operating leases, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, nor do we have or guarantee any off-balance sheet debt. We finance a portion of our new store development through sale-leaseback transactions, which involve selling stores to unrelated parties at net book value and then leasing the stores back under leases that qualify and are accounted for as operating leases. We do not have any retained or contingent interests in the stores nor do we provide any guarantees, other than a corporate level guarantee of the lease payments, in connection with the sale-leaseback transactions. In accordance with generally accepted accounting principles, our operating leases are not reflected in our consolidated balance sheet.

In connection with certain business dispositions completed between 1991 and 1997, we continue to guarantee lease obligations for approximately 875 former stores. The respective purchasers indemnify the Company for these obligations. If any of the purchasers were to become insolvent, we could be required to assume the lease obligation. We refer you to the “Notes to Consolidated Financial Statements” on page 35 of our Annual Report on Form 10-K for the fiscal year ended December 28, 2002 for a detailed discussion of these guarantees.

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

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

historical experience, current trends and other factors considered support the preparation of our consolidated financial statements in conformity with generally accepted accounting principles, actual results could differ from our estimates, and such differences could be material. We refer you to the “Notes to Consolidated Financial Statements” on pages 26 through 29 of our Annual Report on Form 10-K for the fiscal year ended December 28, 2002 for a discussion of our significant accounting policies. Management believes that the following accounting policies include a higher degree of judgment and/or complexity and, thus, are considered to be critical accounting policies. The critical accounting policies discussed below are applicable to both of our business segments. Management has discussed the development and selection of our critical accounting policies with the Audit Committee of our Board of Directors and the Audit Committee has reviewed the Company’s disclosures relating to them.

Impairment of Long-Lived Assets

We evaluate the recoverability of long-lived assets, including intangible assets with finite lives, but excluding goodwill, which is tested for impairment using a separate test, annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We group and evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. When evaluating long-lived assets for potential impairment, we first compare the carrying amount of the asset to the individual store’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying amount of the asset, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the asset to the individual store’s estimated future cash flows (discounted and with interest charges). If required, an impairment loss is recorded for the portion of the asset’s carrying value that exceeds the asset’s estimated future cash flow (discounted and with interest charges).

Our impairment loss calculation contains uncertainty since management must use judgment to estimate each store’s future sales, profitability and cash flows. When preparing these estimates, management considers each store’s historical results and current operating trends and our consolidated sales, profitability and cash flow results and forecasts. These estimates can be affected by a number of factors including, but not limited to, general economic conditions, the cost of real estate, the continued efforts of third party organizations to reduce prescription drug costs, the continued efforts of competitors to gain market share and consumer spending patterns. We have not made any material changes to our impairment loss assessment methodology during the past three years.

Closed Store Lease Liability

We account for closed store lease termination costs in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” As such, when a leased store is closed, we record a liability for the estimated present value of the remaining obligation under the non-cancelable lease, which includes future real estate taxes, common area maintenance and other charges, if applicable. The liability is reduced by estimated future sublease income.

The calculation of our closed store lease liability contains uncertainty since management must use judgment to estimate the timing and duration of future vacancy periods, the amount and timing of future lump sum settlement payments and the amount and timing of potential future sublease income. When estimating these potential termination costs and their related timing, we consider a number of factors, which include, but are not limited to, historical settlement experience, the owner of the property, the location and condition of the property, the terms of the underlying lease, the specific marketplace demand and general economic conditions. We have not made any material changes in the reserve methodology used to record closed store lease reserves during the past three years.

Self-Insurance Liabilities

We are self insured for certain losses related to general liability, worker’s compensation and auto liability although we maintain stop loss coverage with third party insurers to limit our total liability exposure.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Recent Accounting Pronouncements

We adopted Emerging Issues Task Force release Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor” on a prospective basis effective December 29, 2002. This pronouncement requires vendor allowances be treated as a reduction in inventory costs unless specifically identified as a reimbursement for other services. In addition, any vendor allowances received in excess of the cost incurred for such services should also be treated as a reduction of inventory costs. The adoption of this pronouncement resulted in a $4.8 million reduction in net earnings for the first quarter of 2003.

Cautionary Statement Concerning Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of CVS Corporation. The Company and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and in its reports to stockholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “project,” “anticipate,” “will,” and similar expressions identify statements that constitute forward-looking statements.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements addressing operating performance of CVS Corporation or any subsidiary, events, or developments that the Company expects or anticipates will occur in the future, including statements relating to sales growth, earnings or earnings per common share growth, free cash flow, debt rating, inventory levels, inventory turn and loss rates, store development, relocations and new market entries, as well as statements expressing optimism or pessimism about future operating results or events, are forward-looking statements within the meaning of the Reform Act. The forward-looking statements are and will be based upon management’s then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. By their nature, all forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including but not limited to:

•	The continued efforts of health maintenance organizations, managed care organizations, pharmacy benefit management companies, governmental entities and other third party payers to reduce prescription drug costs and pharmacy reimbursement rates;

•	Increased competition from other drugstore chains, from alternative distribution channels such as pharmacy benefit management companies and other mail order companies, supermarkets, membership clubs, discount retailers and internet companies (e-commerce) as well as changes in consumer preferences or loyalties;

•	The frequency and rate of introduction of successful new prescription drugs;

•	Our ability to generate sufficient cash flows to support capital expansion and general operating activities;

•	Interest rate fluctuations and changes in capital market conditions or other events affecting our ability to obtain necessary financing on favorable terms;

•	Our ability to establish effective advertising, marketing and promotional programs (including pricing strategies and price reduction programs implemented in response to competitive pressures and/or to drive demand);

•	Our ability to continue to secure suitable new store locations under acceptable lease terms;

•	Our ability to enter new markets successfully;

•	Our ability to attract, hire and retain suitable pharmacists and management personnel;

•	Our ability to achieve cost efficiencies and other benefits from various operational initiatives and technological enhancements;

•	Litigation risks as well as changes in laws and regulations, including changes in accounting standards and taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations).

•	The creditworthiness of the purchasers of businesses formerly owned by CVS and whose leases are guaranteed by CVS;

•	Fluctuations in inventory cost, availability and loss levels and our ability to maintain relationships with suppliers on favorable terms;

•	Our ability to implement successfully and to manage new computer systems and technologies;

•	The strength of the economy in general or in the markets served by CVS, including changes in consumer purchasing power and/or spending patterns; and

•	Other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

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

Controls and Procedures

(a) Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within ninety days of the filing date of this quarterly report, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

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

Reports on Form 8-K:

On May 6, 2003, we filed a Current Report on Form 8-K in connection with a press release issued announcing our earnings for the first quarter ended March 29, 2003.

Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

CVS CORPORATION

(Registrant)

/s/ DAVID B. RICKARD
David B. Rickard Executive Vice President, Chief Financial Officer and Chief Administrative Officer May 12, 2003

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	By:	/s/ THOMAS M. RYAN
Thomas M. Ryan Chairman of the Board, President and Chief Executive Officer

Certification

I, David B. Rickard, Executive Vice President, Chief Financial Officer and Chief Administrative Officer of CVS Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of CVS Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined term in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	By:	/s/ DAVID B. RICKARD
David B. Rickard
Executive Vice President Chief Financial Officer and Chief Administrative Officer