Form 10-Q
period 2003-06-28
CVS CORP
filed 2003-08-08
CIK 64803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended June 28, 2003

Commission File Number 001-01011

CVS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	05-0494040 (I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☒  No  ☐

Common Stock, $0.01 par value, issued and outstanding at August 7, 2003: 394,712,000 shares

Part I	Item 1

CVS Corporation

Consolidated Condensed Statements of Operations

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
In millions, except per share amounts	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net sales	$6,444.9	$5,989.5	$12,757.7	$11,960.2
Cost of goods sold, buying and warehousing costs	4,811.1	4,508.4	9,518.4	8,985.4

Gross margin	1,633.8	1,481.1	3,239.3	2,974.8
Selling, general and administrative expenses	1,211.4	1,104.0	2,403.0	2,226.2
Depreciation and amortization	85.4	78.8	168.0	153.8

Total operating expenses	1,296.8	1,182.8	2,571.0	2,380.0

Operating profit	337.0	298.3	668.3	594.8
Interest expense, net	12.7	13.8	25.3	26.9

Earnings before income tax provision	324.3	284.5	643.0	567.9
Income tax provision	124.5	108.1	246.9	215.8

Net earnings	199.8	176.4	396.1	352.1
Preference dividends, net of income tax benefit	3.7	3.7	7.3	7.4

Net earnings available to common shareholders	$196.1	$172.7	$388.8	$344.7

Basic earnings per common share:
Net earnings	$0.50	$0.44	$0.99	$0.88

Weighted average basic common shares outstanding	394.0	392.0	393.7	391.8

Diluted earnings per common share:
Net earnings	$0.49	$0.43	$0.97	$0.86

Weighted average diluted common shares outstanding	406.6	406.1	406.2	405.3

Dividends declared per common share	$0.0575	$0.0575	$0.1150	$0.1150

See accompanying notes to consolidated condensed financial statements.

Part I	Item 1

CVS Corporation

Consolidated Condensed Balance Sheets

(Unaudited)

In millions, except share and per share amounts	June 28, 2003	December 28, 2002
Assets:
Cash and cash equivalents	$566.8	$700.4
Accounts receivable, net	1,088.6	1,019.3
Inventories	3,800.7	4,013.9
Deferred income taxes	208.8	216.4
Other current assets	31.2	32.1

Total current assets	5,696.1	5,982.1

Property and equipment, net	2,448.1	2,215.8
Goodwill	889.0	878.9
Intangible assets, net	365.0	351.4
Deferred income taxes	6.6	6.6
Other assets	215.9	210.5

Total assets	$9,620.7	$9,645.3

Liabilities:
Accounts payable	$1,463.6	$1,707.9
Accrued expenses	1,226.9	1,361.2
Short-term borrowings	—	4.8
Current portion of long-term debt	332.1	32.0

Total current liabilities	3,022.6	3,105.9
Long-term debt	775.9	1,076.3
Other long-term liabilities	258.2	266.1

Shareholders’ equity:
Preference stock, series one ESOP convertible, par value $1.00: authorized 50,000,000 shares; issued and outstanding 4,587,000 shares at June 28, 2003 and 4,685,000 shares at December 28, 2002	245.2	250.4
Common stock, par value $0.01: authorized 1,000,000,000 shares; issued 409,591,000 shares at June 28, 2003 and 409,286,000 shares at December 28, 2002	4.1	4.1
Treasury stock, at cost: 15,440,000 shares at June 28, 2003 and 16,215,000 shares at December 28, 2002	(447.1)	(469.5)
Guaranteed ESOP obligation	(194.4)	(194.4)
Capital surplus	1,545.6	1,546.6
Retained earnings	4,455.2	4,104.4
Accumulated other comprehensive loss	(44.6)	(44.6)

Total shareholders’ equity	5,564.0	5,197.0

Total liabilities and shareholders’ equity	$9,620.7	$9,645.3

See accompanying notes to consolidated condensed financial statements.

Part I	Item 1

CVS Corporation

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	26 Weeks Ended
In millions	June 28, 2003	June 29, 2002
Cash flows from operating activities:
Net earnings	$396.1	$352.1
Adjustments required to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	168.0	153.8
Deferred income taxes and other noncash items	9.9	49.8
Change in operating assets and liabilities, providing/(requiring) cash, net of effects from acquisitions:
Accounts receivable, net	(50.1)	(37.9)
Inventories	217.8	42.6
Other current assets	8.1	4.3
Other assets	(1.9)	(8.7)
Accounts payable	(244.2)	(200.6)
Accrued expenses	(154.3)	(4.1)
Other long-term liabilities	(4.4)	(3.0)

Net cash provided by operating activities	345.0	348.3

Cash flows from investing activities:
Additions to property and equipment	(406.7)	(590.3)
Proceeds from sale-leaseback transactions	28.1	135.5
Acquisitions (net of cash)	(68.0)	(32.5)
Proceeds from sale or disposal of assets	3.8	13.4

Net cash used in investing activities	(442.8)	(473.9)

Cash flow from financing activities:
(Reductions in) additions to short-term borrowings	(4.8)	252.6
Proceeds from exercise of stock options	14.6	17.7
Reductions in long-term debt	(0.3)	(2.7)
Dividends paid	(45.3)	(45.0)

Net cash (used in) provided by financing activities	(35.8)	222.6

Net (decrease) increase in cash and cash equivalents	(133.6)	97.0
Cash and cash equivalents at beginning of period	700.4	236.3

Cash and cash equivalents at end of period	$566.8	$333.3

See accompanying notes to consolidated condensed financial statements.

Part I	Item 1

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

	13 weeks ended		26 weeks ended
In millions, except per share amount	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net earnings, as reported	$199.8	$176.4	$396.1	$352.1
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects (1)	0.6	0.5	1.1	1.3
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effect	12.3	13.5	26.0	29.3

Pro forma net earnings	$188.1	$163.4	$371.2	$324.1

Basic EPS: As reported	$0.50	$0.44	$0.99	$0.88
Pro forma	0.47	0.41	0.92	0.81

Diluted EPS: As reported	$0.49	$0.43	$0.97	$0.86
Pro forma	0.46	0.40	0.92	0.80

(1)	Amounts represent the after-tax compensation costs for restricted stock grants.

Part I	Item 1

CVS Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 3

The Company operates two business segments, Retail Pharmacy and Pharmacy Benefit Management (“PBM”). The Company’s business segments are operating units that offer different products and services, and require distinct technology and marketing strategies.

As of June 28, 2003, the Retail Pharmacy segment included 4,066 retail drugstores and the Company’s online retail website, CVS.com®. The retail drugstores, which operate under the CVS® or CVS/pharmacy® name, are located in 27 states and the District of Columbia. The Retail Pharmacy segment is the Company’s only reportable segment.

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

Following is a reconciliation of the Company’s business segments to the consolidated condensed financial statements as of and for the respective periods:

In millions	Retail Pharmacy Segment	PBM Segment	Consolidated Totals
13 weeks ended:
June 28, 2003:
Net sales	$6,129.3	$315.6	$6,444.9
Operating profit	313.2	23.8	337.0
June 29, 2002:
Net sales	$5,715.1	$274.4	$5,989.5
Operating profit	280.1	18.2	298.3

26 weeks ended:
June 28, 2003:
Net sales	$12,106.7	$651.0	$12,757.7
Operating profit	619.9	48.4	668.3
June 29, 2002:
Net sales	$11,408.0	$552.2	$11,960.2
Operating profit	563.2	31.6	594.8

Total assets:
June 28, 2003	$9,084.5	$536.2	$9,620.7
December 28, 2002	9,132.1	513.2	9,645.3

Note 4

Accumulated other comprehensive loss consists of a $44.6 million minimum pension liability, net of a $27.3 million income tax benefit, as of June 28, 2003. There was no accumulated other comprehensive income or loss as of June 29, 2002.

Part I	Item 1

CVS Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 5

Following are the components of net interest expense:

	13 weeks ended		26 weeks ended
In millions	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Interest expense	$13.8	$14.7	$27.8	$29.2
Interest income	(1.1)	(0.9)	(2.5)	(2.3)

Interest expense, net	$12.7	$13.8	$25.3	$26.9

Note 6

The Company accounts for goodwill and intangibles under SFAS No. 142, “Goodwill and Other Intangible Assets.” As such goodwill and other indefinite-lived intangible assets are not amortized, but are subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate there may be an impairment. During the third quarter of 2002, the Company performed its required annual goodwill impairment test. That annual review concluded there was no impairment of goodwill.

The carrying amount of goodwill as of June 28, 2003 was $889.0 million. For the twenty-six weeks ended June 28, 2003, goodwill increased $10.1 million due to acquisitions by the Company’s PBM segment. There has been no impairment of goodwill during the twenty-six weeks ended June 28, 2003.

Intangible assets other than goodwill are required to be separated into two categories: finite-lived and indefinite-lived. Intangible assets with finite useful lives are amortized over their estimated useful life, while intangible assets with indefinite useful lives are not amortized. The Company currently has no intangible assets with indefinite lives.

Following is a summary of the Company’s amortizable intangible assets as of the respective balance sheet dates:

	As of June 28, 2003		As of December 28, 2002
In millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer lists and Covenants not to compete	$508.3	$(220.2)	$464.5	$(194.1)
Favorable leases and Other	150.6	(73.7)	153.1	(72.1)

	$658.9	$(293.9)	$617.6	$(266.2)

The increase in the gross carrying amount of customer lists and covenants not to compete during the twenty-six weeks ended June 28, 2003 was primarily due to the acquisition of customer lists. The decrease in the gross carrying amount of favorable leases and other intangibles during the twenty-six weeks ended June 28, 2003 resulted from the write-off of fully amortized favorable leases. The amortization expense for these intangible assets for the thirteen and twenty-six week periods ended June 28, 2003 was $15.2 million and $29.9 million, respectively. The anticipated annual amortization expense for these intangible assets is $63.1 million, $56.1 million, $49.5 million, $45.8 million, $42.3 million and $37.7 million in 2003, 2004, 2005, 2006, 2007 and 2008, respectively.

Part I	Item 1

CVS Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 7

The Company adopted Emerging Issues Task Force release Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor” on a prospective basis effective December 29, 2002. This pronouncement requires vendor allowances be treated as a reduction in inventory costs unless specifically identified as a reimbursement for other services. In addition, any vendor allowances received in excess of the cost incurred for such services should also be treated as a reduction of inventory costs. The adoption of this pronouncement resulted in a $4.4 million and $9.2 million reduction in net earnings for the thirteen and twenty-six week periods ended June 28, 2003, respectively.

Note 8

Basic earnings per common share is computed by dividing: (i) net earnings, after deducting the after-tax dividends on the ESOP preference stock, by (ii) the weighted average number of common shares outstanding during the period (the “Basic Shares”).

When computing diluted earnings per common share, the Company assumes that the ESOP preference stock is converted into common stock and all dilutive stock options are exercised. After the assumed ESOP preference stock conversion, the ESOP Trust would hold common stock rather than ESOP preference stock and would receive common stock dividends (currently $0.23 annually per share) rather than ESOP preference stock dividends (currently $3.90 annually per share). Since the ESOP Trust uses the dividends it receives to service its debt, the Company would have to increase its contribution to the ESOP Trust to compensate it for the lower dividends. This additional contribution would reduce the Company’s net earnings, which in turn, would reduce the amounts that would have to be accrued under the Company’s incentive compensation plans. Diluted earnings per common share is computed by dividing: (i) net earnings, after accounting for the difference between the dividends on the ESOP preference stock and common stock and after making adjustments for the incentive compensation plans by (ii) Basic Shares plus the additional shares that would be issued assuming that all dilutive stock options are exercised and the ESOP preference stock is converted into common stock. Options to purchase 19.6 million and 13.2 million shares of common stock were outstanding as of June 28, 2003 and June 29, 2002, respectively, but were not included in the calculation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Part I	Item 1

CVS Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Following is a reconciliation of basic and diluted earnings per common share for the respective periods:

	13 weeks ended		26 weeks ended
In millions, except per share amounts	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Numerator for earnings per common share calculation:
Net earnings	$199.8	$176.4	$396.1	$352.1
Preference dividends, net of income tax benefit	(3.7)	(3.7)	(7.3)	(7.4)

Net earnings available to common shareholders, basic	$196.1	$172.7	$388.8	$344.7

Net earnings	$199.8	$176.4	$396.1	$352.1
Dilutive earnings adjustments	(1.6)	(1.7)	(3.2)	(3.4)

Net earnings available to common shareholders, diluted	$198.2	$174.7	$392.9	$348.7

Denominator for earnings per common share calculation:
Weighted average common shares, basic	394.0	392.0	393.7	391.8
Effect of dilutive securities:
ESOP preference stock	10.7	10.7	10.7	10.7
Stock options	1.9	3.4	1.8	2.8

Weighted average common shares, diluted	406.6	406.1	406.2	405.3

Basic earnings per common share	$0.50	$0.44	$0.99	$0.88

Diluted earnings per common share	$0.49	$0.43	$0.97	$0.86

Part I	Independent Auditors’ Review Report

The Board of Directors and Shareholders

CVS Corporation:

We have reviewed the consolidated condensed balance sheet of CVS Corporation and subsidiaries as of June 28, 2003, and the related consolidated condensed statements of operations and cash flows for the thirteen and twenty six-week periods ended June 28, 2003 and June 29, 2002. These consolidated condensed financial statements are the responsibility of the Company’s management.

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

July 25, 2003

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion explains the material changes in our results of operations for the thirteen and twenty-six weeks ended June 28, 2003 and June 29, 2002 and the significant developments affecting our financial condition since December 28, 2002. We strongly recommend that you read our audited consolidated financial statements and footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2002.

Results of Operations

Thirteen and Twenty-Six Weeks Ended June 28, 2003 versus June 29, 2002

Net sales ~ The following table summarizes our sales performance for the respective quarters:

	13 weeks ended		26 weeks ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net sales (in billions)	$6.4	$6.0	$12.8	$12.0
Net sales increase:
Total	7.6%	9.0%	6.7%	9.9%
Pharmacy	9.2%	12.0%	9.0%	11.8%
Front Store	4.1%	3.2%	1.7%	6.1%
Same store sales increase:
Total	5.5%	8.6%	4.7%	9.4%
Pharmacy	7.5%	12.3%	7.3%	12.0%
Front Store	1.4%	1.7%	(0.6)%	4.4%
Pharmacy percentage of total sales	68.9%	67.9%	69.1%	67.7%
Third party percentage of pharmacy sales	92.6%	91.5%	92.7%	91.9%

As you review our sales performance, we believe you should consider the following important information:

•	Our pharmacy sales growth continued to benefit from our ability to attract and retain managed care customers and favorable industry trends. These trends include an aging American population; many “baby boomers” are now in their fifties and are consuming a greater number of prescription drugs. The increased use of pharmaceuticals as the first line of defense for healthcare also contributed to the growing demand for pharmacy services.

•	Pharmacy sales dollars were negatively impacted by increased generic drug sales, as generic drugs typically have a lower selling price than their brand name counterparts. Excluding the increased generic drug sales, we estimate that total same store sales growth for the second quarter of 2003 would have been approximately 120 basis points higher while pharmacy same store sales growth would have been approximately 200 basis points higher. For the first six months of 2003, we estimate total and pharmacy same store sales growth would have been approximately 130 basis points and 200 basis points higher, respectively.

•	Front store sales for the thirteen weeks ended June 28, 2003 were positively impacted by a late Easter (April 20th this year versus March 31st last year), which shifted the holiday sales into the second quarter. Excluding the impact of the Easter shift, we estimate total same store sales for the second quarter of 2003 would have been approximately 65 basis points lower, while front store same store sales would have decreased approximately 200 basis points. The Easter shift had no impact on the first six months of 2003.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Total sales benefited from new store openings and our store relocation program, which seeks to move our existing shopping center stores to larger, more convenient, freestanding locations. Historically, we have achieved significant improvements in customer count and net sales when we do this. Although the number of annual relocations has decreased, our relocation strategy remains an important component of our overall growth strategy. As of June 28, 2003, approximately 48% of our existing stores were freestanding.

Gross margin, which includes net sales less the cost of merchandise sold during the reporting period and the related purchasing costs, warehousing costs, delivery costs and actual and estimated inventory losses, increased $152.7 million (or 10.3%) to $1,633.8 million, or 25.4% of net sales for the second quarter of 2003, compared to $1,481.1 million or 24.7% of net sales in the second quarter of 2002. Inventory losses for the second quarter of 2003 were 0.92% of net sales, compared to 1.35% of net sales in the second quarter of 2002 and 0.98% of net sales in the first six months of 2003, compared to 1.21% of net sales in the first six months of 2002. Gross margin for the first six months of 2003 increased $264.5 million (or 8.9%) to $3.2 billion, or 25.4% of net sales, compared to $3.0 billion, or 24.9% of net sales in the first six months of 2002.

As you review our performance in this area, we believe you should consider the following important information:

•	Our gross margin rate increased during the second quarter and the first six months of 2003 as a result of decreased inventory losses. During 2002, we initiated a number of programs to address physical inventory losses. These programs began to reduce inventory losses during the second half of 2002 and continued to do so during the first half of 2003. We believe these programs should continue to yield benefits for the balance of 2003.

•	Our gross margin rate continues to benefit from the increase in generic drug sales (discussed above), which normally yield a higher gross margin rate than brand name drug sales.

•	Pharmacy sales are growing at a faster pace than front store sales. On average, our gross margin on pharmacy sales is lower than our gross margin on front store sales. Pharmacy sales as a percentage of total sales for the second quarter and first six months of 2003 were 68.9% and 69.1%, respectively, compared to 67.9% in the second quarter of 2002 and 67.7% in the first six months of 2002.

•	Sales to customers covered by third party insurance programs have continued to increase and, thus, have become a larger part of our total pharmacy business. On average, our gross margin on third party pharmacy sales is lower than our gross margin on cash pharmacy sales. Third party prescription sales for the second quarter and first six months of 2003 were 92.6% and 92.7%, respectively, of pharmacy sales, versus 91.5% in the second quarter of 2002 and 91.9% in the first six months of 2002.

•	In recent years, our third party gross margin rates have been adversely affected by the efforts of managed care organizations, pharmacy benefit managers, governmental, and other third party payers to reduce prescription drug costs. To address this trend, we have dropped and/or renegotiated a number of third party programs that fell below our minimum profitability standards. These efforts have helped to improve third party reimbursement rates. However, in recent months, as a result of increasing budget shortfalls, numerous state legislatures have proposed or are reported to be considering reductions in pharmacy reimbursement rates for Medicaid and other governmental programs as well as other measures designed to reduce prescription plan drug costs. In the event this trend continues and we elect to withdraw from third party programs and/or decide not to participate in future programs that fall below our minimum profitability standards, we may not be able to sustain our current rate of sales growth and gross margin dollars could be adversely impacted.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total operating expenses, which include store and administrative payroll, employee benefits, store and administrative occupancy costs, selling expenses, advertising expenses, administrative expenses and depreciation and amortization expense, increased $114.0 million (or 9.6%) to $1,296.8 million, or 20.1% of net sales for the second quarter of 2003, compared to $1,182.8 million, or 19.8% of net sales in the second quarter of 2002. Total operating expenses for the first six months of 2003 increased $191.0 million (or 8.0%) to $2,571.0 million or 20.2% of net sales, compared to $2,380.0 million or 19.9% of net sales in the first six months of 2002. Total operating expenses as a percentage of net sales increased during the second quarter and first six months of 2003 primarily due to higher advertising expense, new store growth, investments in new service initiatives, and lower sales growth resulting from higher generic drug sales.

Operating profit for the second quarter of 2003 increased $38.7 million (or 13.0%) to $337.0 million, or 5.2% of net sales, compared to $298.3 million or 5.0% of net sales in the second quarter of 2002. For the first six months of 2003, operating profit increased $73.5 million (or 12.4%) to $668.3 million, or 5.2% of net sales, compared to $594.8 million, or 5.0% of net sales in the first six months of 2002.

Interest expense, net consisted of the following:

	13 weeks ended		26 weeks ended
In millions	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Interest expense	$13.8	$14.7	$27.8	$29.2
Interest income	(1.1)	(0.9)	(2.5)	(2.3)

Interest expense, net	$12.7	$13.8	$25.3	$26.9

The decrease in interest expense for the thirteen and twenty-six weeks ended June 28, 2003 was primarily due to lower average debt balances during 2003 compared to 2002.

Income tax provision ~ Our effective income tax rate was 38.4% for the second quarter and first six months of 2003, compared to 38.0% for the respective periods of 2002. The increase in our effective income tax rate was primarily due to higher state income taxes.

Net earnings for the second quarter of 2003 increased $23.4 million (or 13.3%) to $199.8 million, or $0.49 per diluted share, compared to $176.4 million, or $0.43 per diluted share, in the second quarter of 2002. Net earnings for the first six months of 2003 increased $44.0 million (or 12.5%) to $396.1 million, or $0.97 per diluted share, compared to $352.1 million, or $0.86 per diluted share, in the first six months of 2002.

Liquidity and Capital Resources

We anticipate that cash flows from operations, supplemented by commercial paper and long-term borrowings, will continue to fund the growth of our business.

Net cash provided by operating activities decreased $3.3 million to $345.0 million during the first six months of 2003. This compares to net cash provided by operations of $348.3 million during the first six months of 2002. Cash provided by operating activities will be negatively impacted by future lease payments associated with the stores closed as part of the 2001 strategic restructuring. The timing of future cash payments related to the 2001 strategic restructuring depends on when, and if, early lease terminations can be reached. We made cash payments totaling $5.7 and $11.3 million, in the second quarter and first six months of 2003, respectively, related to the 2001 strategic restructuring. As of June 28, 2003, we estimate the remaining payments associated with the 2001 strategic restructuring, which primarily consist of noncancelable lease obligations extending through 2024, to be $179.9 million.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net cash used in investing activities decreased to $442.8 million during the first six months of 2003. This compares to $473.9 million used during the first six months of 2002. The decrease in net cash used in investing activities was primarily due to lower additions to property and equipment. Additions to property and equipment totaled $406.7 million in the first six months of 2003, compared to $590.3 million in the first six months of 2002. The majority of the spending in both periods supported our real estate development program. During the first six months of 2003, we opened 63 new stores, relocated 48 stores and closed 37 stores. For the remainder of 2003, we plan to open 140-160 new or relocated stores. For the year, approximately 80 to 100 of our new stores are expected to be in new markets. We finance a portion of our new store development program through sale-leaseback transactions. Proceeds from sale-leaseback transactions totaled $28.1 million for the first six months of 2003, compared to $135.5 million during the first six months of 2002. The properties were sold at net book value and the resulting leases qualify and are accounted for as operating leases. As of June 28, 2003, we operated 4,113 retail and specialty pharmacy stores in 32 states and the District of Columbia.

Net cash used in financing activities increased to $35.8 million during the first six months of 2003. This compares to $222.6 million net cash provided by financing activities during the first six months of 2002. The increase in net cash used in financing activities was primarily due to changes in commercial paper borrowings. Commercial paper was reduced by $4.8 million during the first six months of 2003, compared to commercial paper borrowings of $252.6 million during the first six months of 2002.

We had no commercial paper outstanding as of June 28, 2003. In connection with our commercial paper program, we maintain a $650 million, five-year unsecured back-up credit facility, which expires on May 21, 2006 and a $600 million, 364-day unsecured back-up credit facility, which expires on May 17, 2004. The credit facilities allow for borrowings at various rates depending on our public debt rating. As of June 28, 2003, we had not borrowed against the credit facilities.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Accounting Pronouncements

We adopted Emerging Issues Task Force release Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor” on a prospective basis effective December 29, 2002. This pronouncement requires vendor allowances be treated as a reduction in inventory costs unless specifically identified as a reimbursement for other services. In addition, any vendor allowances received in excess of the cost incurred for such services should also be treated as a reduction of inventory costs. The adoption of this pronouncement resulted in a $4.4 million and $9.2 million reduction in net earnings for the thirteen and twenty-six week periods ended June 28, 2003, respectively.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This Statement requires that certain instruments that were previously classified as equity on a company’s statement of financial position now be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect that the adoption of this Statement will have a material impact on our consolidated results of operations or financial position.

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

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	The continued efforts of health maintenance organizations, managed care organizations, pharmacy benefit management companies, governmental entities and other third party payers to reduce prescription drug costs and pharmacy reimbursement rates;
•	Increased competition from other drugstore chains, from alternative distribution channels such as pharmacy benefit management companies and other mail order companies, supermarkets, membership clubs, discount retailers and internet companies (e-commerce) as well as changes in consumer preferences or loyalties;
•	The frequency and rate of introduction of successful new prescription drugs;
•	Our ability to generate sufficient cash flows to support capital expansion and general operating activities;
•	Interest rate fluctuations and changes in capital market conditions or other events affecting our ability to obtain necessary financing on favorable terms;
•	Our ability to establish effective advertising, marketing and promotional programs (including pricing strategies and price reduction programs implemented in response to competitive pressures and/or to drive demand);
•	Our ability to continue to secure suitable new store locations under acceptable lease terms;
•	Our ability to enter new markets successfully;
•	Our ability to attract, hire and retain suitable pharmacists and management personnel;
•	Our ability to achieve cost efficiencies and other benefits from various operational initiatives and technological enhancements;
•	Litigation risks as well as changes in laws and regulations, including changes in accounting standards and taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations);
•	The creditworthiness of the purchasers of businesses formerly owned by CVS and whose leases are guaranteed by CVS;
•	Fluctuations in inventory cost, availability and loss levels and our ability to maintain relationships with suppliers on favorable terms;
•	Our ability to implement successfully and to manage new computer systems and technologies;
•	The strength of the economy in general or in the markets served by CVS, including changes in consumer purchasing power and/or spending patterns; and
•	Other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

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

Controls and Procedures

(a) Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of June 28, 2003, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

(b) Changes in internal controls: There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II	Item 4

Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders at our Annual Meeting of Stockholders, which was held on Wednesday, April 23, 2003 in Woonsocket, Rhode Island:

		For	Against	Abstained	Broker Non-Votes
1.	The election, for one-year terms, of all persons nominated for directors, as set forth in the Company’s proxy statement dated March 12, 2003, was approved by the following votes:

	W. Don Cornwell	297,107,152	45,675,043	—	—
	Thomas P. Gerrity	335,573,937	7,208,258	—	—
	Stanley P. Goldstein	338,084,180	4,698,015	—	—
	Marian L. Heard	335,599,439	7,182,756	—	—
	William H. Joyce	335,627,076	7,155,119	—	—
	Terry R. Lautenbach	316,979,396	25,802,799	—	—
	Terrence Murray	335,240,829	7,541,366	—	—
	Sheli Z. Rosenberg	316,775,536	26,006,659	—	—
	Thomas M. Ryan	335,237,091	7,545,104	—	—

2.	Ratification of the appointment of KPMG LLP as the Company’s independent auditors for the fiscal year ending January 3, 2004 was approved by the following vote:	331,269,940	9,196,006	2,316,248	—

Part II	Item 6

Exhibits and Reports on Form 8-K

Exhibits:
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to CVS Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

3.1A	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective May 13, 1998 (incorporated by reference to Exhibit 4.1A to Registrant’s Registration Statement No. 333-52055 on Form S-3/A dated May 18, 1998).

3.2	By-laws of the Registrant, as amended and restated (incorporated by reference to Exhibit 3.2 to CVS Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.1	Amendment No. 2 to the 364-day Credit Agreement dated as of May 19, 2003 by and among the Registrant, the lenders party hereto, Credit Suisse First Boston and Wachovia Bank, National Association, as Co-Documentation Agents, the Bank of New York as Syndication Agent, and Fleet National Bank, as Administrative Agent.

10.2	Separation agreement, dated as of April 10, 2003, between CVS Corporation and Deborah Ellinger.

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K:

On July 30, 2003, we filed a Current Report on Form 8-K in connection with a press release issued announcing our earnings for the second quarter ended June 28, 2003.

Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

CVS CORPORATION (Registrant)

/s/ DAVID B. RICKARD

David B. Rickard Executive Vice President, Chief Financial Officer and Chief Administrative Officer

August 8, 2003