Form 10-Q
period 2003-09-27
CVS CORP
filed 2003-11-10
CIK 64803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended September 27, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☒  No  ☐

Common Stock, $0.01 par value, issued and outstanding at November 3, 2003: 394,938,000 shares

Part I	Item 1

CVS Corporation

Consolidated Condensed Statements of Operations

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
In millions, except per share amounts	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Net sales	$6,378.1	$5,876.4	$19,135.8	$17,836.7
Cost of goods sold, buying and warehousing costs	4,719.5	4,395.1	14,237.9	13,380.6

Gross margin	1,658.6	1,481.3	4,897.9	4,456.1
Selling, general and administrative expenses	1,256.1	1,127.7	3,659.1	3,353.9
Depreciation and amortization	85.8	77.1	253.8	230.9

Total operating expenses	1,341.9	1,204.8	3,912.9	3,584.8

Operating profit	316.7	276.5	985.0	871.3
Interest expense, net	11.8	11.4	37.1	38.3

Earnings before income tax provision	304.9	265.1	947.9	833.0
Income tax provision	117.1	100.7	364.0	316.5

Net earnings	187.8	164.4	583.9	516.5
Preference dividends, net of income tax benefit	3.7	3.7	11.0	11.1

Net earnings available to common shareholders	$184.1	$160.7	$572.9	$505.4

Basic earnings per common share:
Net earnings	$0.47	$0.41	$1.45	$1.29

Weighted average basic common shares outstanding	394.8	392.7	394.1	392.1

Diluted earnings per common share:
Net earnings	$0.46	$0.40	$1.42	$1.26

Weighted average diluted common shares outstanding	408.3	405.4	407.0	405.4

Dividends declared per common share	$0.0575	$0.0575	$0.1725	$0.1725

See accompanying notes to consolidated condensed financial statements.

Part I	Item 1

CVS Corporation

Consolidated Condensed Balance Sheets

(Unaudited)

In millions, except share and per share amounts	September 27, 2003	December 28, 2002
Assets:
Cash and cash equivalents	$727.3	$700.4
Accounts receivable, net	1,080.2	1,019.3
Inventories	4,024.0	4,013.9
Deferred income taxes	200.7	216.4
Other current assets	30.7	32.1

Total current assets	6,062.9	5,982.1

Property and equipment, net	2,597.7	2,215.8
Goodwill	889.0	878.9
Intangible assets, net	379.6	351.4
Deferred income taxes	6.6	6.6
Other assets	213.5	210.5

Total assets	$10,149.3	$9,645.3

Liabilities:
Accounts payable	$1,699.6	$1,707.9
Accrued expenses	1,346.4	1,361.2
Short-term borrowings	—	4.8
Current portion of long-term debt	332.1	32.0

Total current liabilities	3,378.1	3,105.9
Long-term debt	775.6	1,076.3
Other long-term liabilities	252.0	266.1

Shareholders’ equity:
Preference stock, series one ESOP convertible, par value $1.00: authorized 50,000,000 shares; issued and outstanding 4,563,000 shares at September 27, 2003 and 4,685,000 shares at December 28, 2002	243.9	250.4
Common stock, par value $0.01: authorized 1,000,000,000 shares; issued 409,726,000 shares at September 27, 2003 and 409,286,000 shares at December 28, 2002	4.1	4.1
Treasury stock, at cost: 14,854,000 shares at September 27, 2003 and 16,215,000 shares at December 28, 2002	(430.1)	(469.5)
Guaranteed ESOP obligation	(194.4)	(194.4)
Capital surplus	1,544.4	1,546.6
Retained earnings	4,620.3	4,104.4
Accumulated other comprehensive loss	(44.6)	(44.6)

Total shareholders’ equity	5,743.6	5,197.0

Total liabilities and shareholders’ equity	$10,149.3	$9,645.3

See accompanying notes to consolidated condensed financial statements.

Part I	Item 1

CVS Corporation

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	39 Weeks Ended
In millions	September 27, 2003	September 28, 2002
Cash flows from operating activities:
Net earnings	$583.9	$516.5
Adjustments required to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	253.8	230.9
Deferred income taxes and other noncash items	30.4	54.9
Change in operating assets and liabilities, providing/(requiring) cash, net of effects from acquisitions:
Accounts receivable, net	(41.7)	(20.1)
Inventories	(5.5)	(64.4)
Other current assets	1.4	1.8
Other assets	(11.1)	(25.8)
Accounts payable	(8.3)	24.9
Accrued expenses	(35.7)	9.4
Other long-term liabilities	(10.5)	(5.2)

Net cash provided by operating activities	756.7	722.9

Cash flows from investing activities:
Additions to property and equipment	(760.2)	(804.7)
Proceeds from sale-leaseback transactions	155.2	228.8
Acquisitions (net of cash)	(87.7)	(68.5)
Proceeds from sale or disposal of assets	7.8	17.6

Net cash used in investing activities	(684.9)	(626.8)

Cash flow from financing activities:
Reductions in short-term borrowings	(4.8)	(77.6)
Proceeds from exercise of stock options	28.4	32.9
Reductions in long-term debt	(0.5)	(2.8)
Dividends paid	(68.0)	(67.6)

Net cash used in financing activities	(44.9)	(115.1)

Net increase (decrease) in cash and cash equivalents	26.9	(19.0)
Cash and cash equivalents at beginning of period	700.4	236.3

Cash and cash equivalents at end of period	$727.3	$217.3

See accompanying notes to consolidated condensed financial statements.

Part I	Item 1

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

	13 weeks ended		39 weeks ended
In millions, except per share amount	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Net earnings, as reported	$187.8	$164.4	$583.9	$516.5
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects (1)	0.6	0.7	1.6	2.0
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effect	12.3	13.8	38.3	43.1

Pro forma net earnings	$176.1	$151.3	$547.2	$475.4

Basic EPS: As reported	$0.47	$0.41	$1.45	$1.29
Pro forma	0.44	0.38	1.36	1.18

Diluted EPS: As reported	$0.46	$0.40	$1.42	$1.26
Pro forma	0.43	0.37	1.34	1.17

(1)	Amounts represent the after-tax compensation costs for restricted stock grants.

Part I	Item 1

CVS Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 3

The Company operates two business segments, Retail Pharmacy and Pharmacy Benefit Management (“PBM”). The Company’s business segments are operating units that offer different products and services, and require distinct technology and marketing strategies.

As of September 27, 2003, the Retail Pharmacy segment included 4,090 retail drugstores and the Company’s online retail website, CVS.com®. The retail drugstores, which operate under the CVS® or CVS/pharmacy® name, are located in 27 states and the District of Columbia. The Retail Pharmacy segment is the Company’s only reportable segment.

The PBM segment, which operates under the PharmaCare Management Services name, provides a full range of prescription benefit management services to managed care and other organizations. These services include plan design and administration, formulary management, mail order pharmacy services, claims processing and generic substitution. The PBM segment also includes the Company’s specialty pharmacy business, which focuses on supporting individuals that require complex and expensive drug therapies. As of Sepember 27, 2003, the PBM segment operated 47 retail and specialty pharmacies, located in 19 states and the District of Columbia.

Following is a reconciliation of the Company’s business segments to the consolidated condensed financial statements as of and for the respective periods:

In millions	Retail Pharmacy Segment	PBM Segment	Consolidated Totals
13 weeks ended:
September 27, 2003:
Net sales	$6,072.6	$305.5	$6,378.1
Operating profit	292.0	24.7	316.7
September 28, 2002:
Net sales	$5,605.4	$271.0	$5,876.4
Operating profit	258.2	18.3	276.5

39 weeks ended:
September 27, 2003:
Net sales	$18,179.3	$956.5	$19,135.8
Operating profit	911.9	73.1	985.0
September 28, 2002:
Net sales	$17,013.5	$823.2	$17,836.7
Operating profit	821.4	49.9	871.3

Total assets:
September 27, 2003	$9,605.5	$543.8	$10,149.3
December 28, 2002	9,132.1	513.2	9,645.3

Note 4

Accumulated other comprehensive loss consists of a $44.6 million minimum pension liability, net of a $27.3 million income tax benefit, as of September 27, 2003 and December 28, 2002. There was no accumulated other comprehensive income or loss as of September 28, 2002.

Part I	Item 1

CVS Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 5

Following are the components of net interest expense:

	13 weeks ended		39 weeks ended
In millions	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Interest expense	$13.3	$12.1	$41.1	$41.3
Interest income	(1.5)	(0.7)	(4.0)	(3.0)

Interest expense, net	$11.8	$11.4	$37.1	$38.3

Note 6

The Company accounts for goodwill and intangibles under SFAS No. 142, “Goodwill and Other Intangible Assets.” As such goodwill and other indefinite-lived intangible assets are not amortized, but are subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate there may be an impairment. During the third quarter of 2003, the Company performed its required annual goodwill impairment test. That annual review concluded there was no impairment of goodwill.

The carrying amount of goodwill as of September 27, 2003 was $889.0 million. For the thirty-nine weeks ended September 27, 2003, goodwill increased $10.1 million due to acquisitions by the Company’s PBM segment. There has been no impairment of goodwill during the thirty-nine weeks ended September 27, 2003.

Intangible assets other than goodwill are required to be separated into two categories: finite-lived and indefinite-lived. Intangible assets with finite useful lives are amortized over their estimated useful life, while intangible assets with indefinite useful lives are not amortized. The Company currently has no intangible assets with indefinite lives.

Following is a summary of the Company’s amortizable intangible assets as of the respective balance sheet dates:

	As of September 27, 2003		As of December 28, 2002
In millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer lists and Covenants not to compete	$531.0	$(226.4)	$464.5	$(194.1)
Favorable leases and Other	151.1	(76.1)	153.1	(72.1)

	$682.1	$(302.5)	$617.6	$(266.2)

The increase in the gross carrying amount of customer lists and covenants not to compete during the thirty-nine weeks ended September 27, 2003 was primarily due to the acquisition of customer lists. The decrease in the gross carrying amount of favorable leases and other intangibles during the thirty-nine weeks ended September 27, 2003 resulted from the write-off of fully amortized favorable leases. The amortization expense for these intangible assets for the thirteen and thirty-nine week periods ended September 27, 2003 was $16.3 million and $46.2 million, respectively. The anticipated annual amortization expense for these intangible assets is $64.6 million, $60.3 million, $53.9 million, $49.7 million, $45.3 million and $40.9 million in 2003, 2004, 2005, 2006, 2007 and 2008, respectively.

Part I	Item 1

CVS Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 7

The Company adopted Emerging Issues Task Force release Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor” on a prospective basis effective December 29, 2002. This pronouncement requires vendor allowances be treated as a reduction in inventory costs unless specifically identified as a reimbursement for other services. In addition, any vendor allowances received in excess of the cost incurred for such services should also be treated as a reduction of inventory costs. The adoption of this pronouncement resulted in a $2.6 million and $11.8 million reduction in net earnings for the thirteen and thirty-nine week periods ended September 27, 2003, respectively.

Note 8

Basic earnings per common share is computed by dividing: (i) net earnings, after deducting the after-tax dividends on the ESOP preference stock, by (ii) the weighted average number of common shares outstanding during the period (the “Basic Shares”).

When computing diluted earnings per common share, the Company assumes that the ESOP preference stock is converted into common stock and all dilutive stock options are exercised. After the assumed ESOP preference stock conversion, the ESOP Trust would hold common stock rather than ESOP preference stock and would receive common stock dividends (currently $0.23 annually per share) rather than ESOP preference stock dividends (currently $3.90 annually per share). Since the ESOP Trust uses the dividends it receives to service its debt, the Company would have to increase its contribution to the ESOP Trust to compensate it for the lower dividends. This additional contribution would reduce the Company’s net earnings, which in turn, would reduce the amounts that would have to be accrued under the Company’s incentive compensation plans. Diluted earnings per common share is computed by dividing: (i) net earnings, after accounting for the difference between the dividends on the ESOP preference stock and common stock and after making adjustments for the incentive compensation plans by (ii) Basic Shares plus the additional shares that would be issued assuming that all dilutive stock options are exercised and the ESOP preference stock is converted into common stock. Options to purchase 19.0 million and 13.0 million shares of common stock were outstanding as of September 27, 2003 and September 28, 2002, respectively, but were not included in the calculation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Part I	Item 1

CVS Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Following is a reconciliation of basic and diluted earnings per common share for the respective periods:

	13 Weeks Ended		39 Weeks Ended
In millions, except per share amounts	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Numerator for earnings per common share calculation:
Net earnings	$187.8	$164.4	$583.9	$516.5
Preference dividends, net of income tax benefit	(3.7)	(3.7)	(11.0)	(11.1)

Net earnings available to common shareholders, basic	$184.1	$160.7	$572.9	$505.4

Net earnings	$187.8	$164.4	$583.9	$516.5
Dilutive earnings adjustments	(1.6)	(1.7)	(4.8)	(5.1)

Net earnings available to common shareholders, diluted	$186.2	$162.7	$579.1	$511.4

Denominator for earnings per common share calculation:
Weighted average common shares, basic	394.8	392.7	394.1	392.1
Effect of dilutive securities:
ESOP preference stock	10.6	10.7	10.7	10.8
Stock options	2.9	2.0	2.2	2.5

Weighted average common shares, diluted	408.3	405.4	407.0	405.4

Basic earnings per common share	$0.47	$0.41	$1.45	$1.29

Diluted earnings per common share	$0.46	$0.40	$1.42	$1.26

Part I	Independent Auditors’ Review Report

The Board of Directors and Shareholders

CVS Corporation:

We have reviewed the consolidated condensed balance sheet of CVS Corporation and subsidiaries as of September 27, 2003, and the related consolidated condensed statements of operations and cash flows for the thirteen and thirty nine-week periods ended September 27, 2003 and September 28, 2002. These consolidated condensed financial statements are the responsibility of the Company’s management.

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

October 24, 2003

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion explains the material changes in our results of operations for the thirteen and thirty-nine weeks ended September 27, 2003 and September 28, 2002 and the significant developments affecting our financial condition since December 28, 2002. We strongly recommend that you read our audited consolidated financial statements and footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2002.

Results of Operations

Thirteen and Thirty-Nine Weeks Ended September 27, 2003 versus September 28, 2002

Net sales ~ The following table summarizes our sales performance for the respective periods:

	13 Weeks Ended		39 Weeks Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Net sales (in billions)	$6.4	$5.9	$19.1	$17.8
Net sales increase:
Total	8.5%	8.6%	7.3%	9.5%
Pharmacy	10.2%	11.5%	9.4%	11.7%
Front Store	4.8%	2.8%	2.7%	5.0%
Same store sales increase:
Total	6.4%	8.4%	5.2%	9.0%
Pharmacy	8.5%	12.0%	7.7%	12.0%
Front Store	1.9%	1.3%	0.2%	3.4%
Pharmacy percentage of total sales	69.4%	68.4%	69.2%	67.9%
Third party percentage of pharmacy sales	93.0%	92.1%	93.1%	92.1%

As you review our sales performance, we believe you should consider the following important information:

•	Our pharmacy sales growth continued to benefit from our ability to attract and retain managed care customers and favorable industry trends. These trends include an aging American population; many “baby boomers” are now in their fifties and are consuming a greater number of prescription drugs. The increased use of pharmaceuticals as the first line of defense for healthcare also contributed to the growing demand for pharmacy services.

•	Pharmacy sales dollars were negatively impacted by sales of recently introduced generic drugs, as generic drugs typically have a lower selling price than their brand name counterparts. Converting these generic drug sales back to their brand name counterparts, we estimate that total same store sales growth for the third quarter of 2003 would have been approximately 70 basis points higher while pharmacy same store sales growth would have been approximately 110 basis points higher. For the first nine months of 2003, we estimate total and pharmacy same store sales growth would have been approximately 110 basis points and 170 basis points higher, respectively.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Total sales benefited from added sales from new store openings, (4,137 stores open at the end of the third quarter of fiscal 2003 compared with 4,027 at the end of the third quarter of fiscal 2002.) New store openings accounted for a sales increase of approximately 180 basis points for the quarter and for the first nine months of 2003. Sales also continue to benefit from our store relocation program, which seeks to move our existing shopping center stores to larger, more convenient, freestanding locations. Historically, we have achieved significant improvements in customer count and net sales when we do this. Although the number of annual relocations has decreased, our relocation strategy remains an important component of our overall growth strategy. As of September 27, 2003, approximately 49% of our existing stores were freestanding.

Gross margin, which includes net sales less the cost of merchandise sold during the reporting period and the related purchasing costs, warehousing costs, delivery costs and actual and estimated inventory losses, increased $177.3 million (or 12.0%) to $1.7 billion, or 26.0% of net sales for the third quarter of 2003, compared to $1.5 billion or 25.2% of net sales in the third quarter of 2002. Inventory losses for the third quarter of 2003 were 0.92% of net sales, compared to 1.25% of net sales in the third quarter of 2002 and 0.96% of net sales in the first nine months of 2003, compared to 1.22% of net sales in the first nine months of 2002. Gross margin for the first nine months of 2003 increased $441.8 million (or 9.9%) to $4.9 billion, or 25.6% of net sales, compared to $4.5 billion, or 25.0% of net sales in the first nine months of 2002.

As you review our performance in this area, we believe you should consider the following important information:

•	Our gross margin rate increased during the third quarter and the first nine months of 2003 as a result of decreased inventory losses. During 2002, we initiated a number of programs to address physical inventory losses. These programs began to reduce inventory losses during the second half of 2002 and continued to do so during 2003. We believe these programs should continue to yield benefits for the balance of 2003.

•	Our gross margin rate increased during the third quarter and the first nine months of 2003 as a result of a more profitable front store product sales mix and the benefit from the increase in generic drug sales, which normally yield a higher gross margin rate than brand named drug sales.

•	Pharmacy sales are growing at a faster pace than front store sales. On average, our gross margin on pharmacy sales is lower than our gross margin on front store sales. Pharmacy sales as a percentage of total sales for the third quarter and first nine months of 2003 were 69.4% and 69.2%, respectively, compared to 68.4% in the third quarter of 2002 and 67.9% in the first nine months of 2002.

•	Sales to customers covered by third party insurance programs have continued to increase and, thus, have become a larger part of our total pharmacy business. On average, our gross margin on third party pharmacy sales is lower than our gross margin on cash pharmacy sales. Third party prescription sales for the third quarter and first nine months of 2003 were 93.0% and 93.1%, respectively, of pharmacy sales, versus 92.1% in the third quarter and first nine months of 2002.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	In recent years, our third party gross margin rates have been adversely affected by the efforts of managed care organizations, pharmacy benefit managers, governmental, and other third party payers to reduce prescription drug costs. To address this trend, we have dropped and/or renegotiated a number of third party programs that fell below our minimum profitability standards. These efforts have helped to improve third party reimbursement rates. However, in recent months, as a result of increasing budget shortfalls, numerous state legislatures have proposed or are reported to be considering reductions in pharmacy reimbursement rates for Medicaid and other governmental programs as well as other measures designed to reduce prescription plan drug costs. In the event this trend continues and we elect to withdraw from third party programs and/or decide not to participate in future programs that fall below our minimum profitability standards, we may not be able to sustain our current rate of sales growth and gross margin dollars could be adversely impacted.

Total operating expenses, which include store and administrative payroll, employee benefits, store and administrative occupancy costs, selling expenses, advertising expenses, administrative expenses and depreciation and amortization expense, increased $137.1 million (or 11.4%) to $1,341.9 million, or 21.0% of net sales for the third quarter of 2003, compared to $1,204.8 million, or 20.5% of net sales in the third quarter of 2002. Total operating expenses for the first nine months of 2003 increased $328.1 million (or 9.2%) to $3,912.9 million or 20.5% of net sales, compared to $3,584.8 million or 20.1% of net sales in the first nine months of 2002. Total operating expenses as a percentage of net sales increased during the third quarter and first nine months of 2003 primarily due to higher advertising expense, employee benefit costs, new store growth, and investments in new service initiatives.

Operating profit for the third quarter of 2003 increased $40.2 million (or 14.5%) to $316.7 million, or 5.0% of net sales, compared to $276.5 million or 4.7% of net sales in the third quarter of 2002. For the first nine months of 2003, operating profit increased $113.7 million (or 13.0%) to $985.0 million, or 5.2% of net sales, compared to $871.3 million, or 4.9% of net sales in the first nine months of 2002.

Interest expense, net consisted of the following:

	13 weeks ended		39 weeks ended
In millions	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Interest expense	$13.3	$12.1	$41.1	$41.3
Interest income	(1.5)	(0.7)	(4.0)	(3.0)

Interest expense, net	$11.8	$11.4	$37.1	$38.3

The increase in interest expense for the third quarter was primarily due to higher average debt balances compared to the third quarter of 2002. The increase in interest income was due to a higher average cash position in the third quarter and first nine months of 2003 compared to the third quarter and first nine months of 2002.

Income tax provision ~ Our effective income tax rate was 38.4% for the third quarter and first nine months of 2003, compared to 38.0% for the respective periods of 2002. The increase in our effective income tax rate was primarily due to higher state income taxes.

Net earnings for the third quarter of 2003 increased $23.4 million (or 14.2%) to $187.8 million, or $0.46 per diluted share, compared to $164.4 million, or $0.40 per diluted share, in the third quarter of 2002. Net earnings for the first nine months of 2003 increased $67.4 million (or 13.1%) to $583.9 million, or $1.42 per diluted share, compared to $516.5 million, or $1.26 per diluted share, in the first nine months of 2002.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

We anticipate that cash flows from operations, supplemented by commercial paper and long-term borrowings, will continue to fund the growth of our business.

Net cash provided by operating activities increased $33.8 million to $756.7 million during the first nine months of 2003. This compares to net cash provided by operations of $722.9 million during the first nine months of 2002. The increase in net cash provided by operations resulted from improved operating margins. Cash provided by operating activities will be negatively impacted by future lease payments associated with the stores closed as part of the 2001 strategic restructuring. The timing of future cash payments related to the 2001 strategic restructuring depends on when, and if, early lease terminations can be reached. We made cash payments totaling $5.2 and $16.5 million, in the third quarter and first nine months of 2003, respectively, related to the 2001 strategic restructuring. As of September 27, 2003, we estimate the remaining payments associated with the 2001 strategic restructuring, which primarily consist of noncancelable lease obligations extending through 2024, to be $174.7 million.

Net cash used in investing activities increased to $684.9 million during the first nine months of 2003. This compares to $626.8 million used during the first nine months of 2002. The increase in net cash used in investing activities was primarily due to a lower level of sale-leaseback activity. We finance a portion of our new store development program through sale-leaseback transactions. Proceeds from sale-leaseback transactions totaled $155.2 million for the first nine months of 2003, compared to $228.8 million during the first nine months of 2002. The properties were sold at net book value and the resulting leases qualify and are accounted for as operating leases. Additions to property and equipment totaled $760.2 million in the first nine months of 2003, compared to $804.7 million in the first nine months of 2002. The majority of the spending in both periods supported our real estate development program. During the first nine months of 2003, we opened 94 new stores, relocated 66 stores and closed 44 stores. For the remainder of 2003, we plan to open approximately 100 new or relocated stores. For the year, approximately 85 of our new stores are expected to be in new markets. As of September 27, 2003, we operated 4,137 retail and specialty pharmacy stores in 32 states and the District of Columbia.

Net cash used in financing activities decreased to $44.9 million during the first nine months of 2003. This compares to $115.1 million net cash used in financing activities during the first nine months of 2002. The decrease in net cash used in financing activities was primarily due to a reduced level of commercial paper repayments.

We had no commercial paper outstanding as of September 27, 2003. In connection with our commercial paper program, we maintain a $650 million, five-year unsecured back-up credit facility, which expires on May 21, 2006 and a $600 million, 364-day unsecured back-up credit facility, which expires on May 17, 2004. The credit facilities allow for borrowings at various rates depending on our public debt rating. As of September 27, 2003, we had not borrowed against the credit facilities.

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

In connection with certain business dispositions completed between 1991 and 1997, we continue to guarantee lease obligations for approximately 875 former stores. The respective purchasers indemnify the Company for these obligations. If any of the purchasers were to become insolvent, we could be required to assume the lease obligation. On October 22, 2003, one of the purchasers, Bob’s Stores, Inc. (an off-price retailer of apparel and footwear), and certain of its affiliates, filed voluntary petitions for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. Subsequent to this filing, The TJX Companies, Inc. (an international off-price retailer of apparel and home fashions), announced its agreement to purchase substantially all of the assets of Bob’s Stores. Pursuant to this agreement, The TJX Companies would assume most but not all of the Bob’s Stores leases. Consummation of this transaction is subject to approval by the U.S. Bankruptcy Court. Due to the preliminary nature of the proceedings, the Company is unable to determine at this time whether it will incur any liability under any of the 25 Bob’s Store leases it guarantees. However, management believes that any such liability would be unlikely to have a material effect on its financial position or results of operations. We refer you to the “Notes to Consolidated Financial Statements” on page 35 of our Annual Report on Form 10-K for the fiscal year ended December 28, 2002 for a detailed discussion of these guarantees.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with generally accepted accounting principles, which requires management to make certain estimates and apply judgment. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the consolidated financial statements are prepared. On a regular basis, management reviews our accounting policies and how they are applied and disclosed in our consolidated financial statements. While management believes that the historical experience, current trends and other factors considered, support the preparation of our consolidated financial statements in conformity with generally accepted accounting principles, actual results could differ from our estimates, and such differences could be material. We refer you to the “Notes to Consolidated Financial Statements” on pages 26 through 29 of our Annual Report on Form 10-K for the fiscal year ended December 28, 2002 for a discussion of our significant accounting policies. Management believes that the following accounting policies include a higher degree of judgment and/or complexity and, thus, are considered to be critical accounting policies. The critical accounting policies discussed below are applicable to both of our business segments. Management has discussed the development and selection of our critical accounting policies with the Audit Committee of our Board of Directors and the Audit Committee has reviewed the Company’s disclosures relating to them.

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

Inventory

Our inventory is stated at the lower of cost or market on a first-in, first-out basis using the retail method of accounting to determine cost of sales and inventory in our stores and the cost method of accounting to determine inventory in our distribution centers. Under the retail method, inventory is stated at cost, which is determined by applying a cost-to-retail ratio to the ending retail value of our inventory. Since the retail value of our inventory is adjusted on a regular basis to reflect current market conditions, our carrying value should approximate the lower of cost or market. In addition, we reduce the value of our ending inventory for estimated inventory losses that have occurred during the interim period between physical inventory counts. Physical inventory counts are taken on a regular basis in each location to ensure that the amounts reflected in the consolidated financial statements are properly stated.

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

Recent Accounting Pronouncements

We adopted Emerging Issues Task Force release Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor” on a prospective basis effective December 29, 2002. This pronouncement requires vendor allowances be treated as a reduction in inventory costs unless specifically identified as a reimbursement for other services. In addition, any vendor allowances received in excess of the cost incurred for such services should also be treated as a reduction of inventory costs. The adoption of this pronouncement resulted in a $2.6 million and $11.8 million reduction in net earnings for the thirteen and thirty-nine week periods ended September 27, 2003, respectively.

We adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” effective June 15, 2003. This Statement requires that certain instruments that were previously classified as equity on a company’s statement of financial position now be classified as liabilities. The adoption of this Statement did not have a material impact on our consolidated results of operations or financial position.

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

Quantitative and Qualitative Disclosures About Market Risk

The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments and believes that its exposure to market risk associated with other financial instruments is not material.

Part I	Item 4

Controls and Procedures

(a) Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of September 27, 2003, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

(b) Changes in internal controls: There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II	Item 6

Exhibits and Reports on Form 8-K

Exhibits:
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to CVS Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

3.1A	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective May 13, 1998 (incorporated by reference to Exhibit 4.1A to Registrant’s Registration Statement No. 333-52055 on Form S-3/A dated May 18, 1998).

3.2	By-laws of the Registrant, as amended and restated (incorporated by reference to Exhibit 3.2 to CVS Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

15.1	Accountant’s Acknowledgement.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

Reports on Form 8-K:

On October 7, 2003, we filed a Current Report on Form 8-K in connection with a press release issued announcing our sales for the period ended September 27, 2003.

On October 29, 2003, we filed a Current Report on Form 8-K in connection with a press release issued announcing our earnings for the third quarter ended September 27, 2003.

Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

CVS CORPORATION (Registrant)

/s/ DAVID B. RICKARD

David B. Rickard Executive Vice President, Chief Financial Officer and Chief Administrative Officer

November 7, 2003