Form 10-K
period 2004-01-03
CVS CORP
filed 2004-03-12
CIK 64803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $10,818,124,000 as of June 28, 2003, based on the closing price of the common stock on the New York Stock Exchange. For purposes of this calculation, only executive officers and directors are deemed to be the affiliates of the registrant.

As of March 8, 2004, the registrant had 396,398,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Filings made by companies with the Securities and Exchange Commission sometimes “incorporate information by reference.” This means that the company is referring you to information that was previously filed or is to be filed with the SEC, and this information is considered to be part of the filing you are reading. The following materials are incorporated by reference into this Form 10-K:

•	Information contained on pages 18 through 45, and page 47 of our Annual Report to Stockholders for the fiscal year ended January 3, 2004 is incorporated by reference in response to Items 7 and 8 of Part II.

•	Information contained in our Proxy Statement for the 2004 Annual Meeting of Stockholders is incorporated by reference in response to Items 10 through 13 of Part III.

PART I

Item 1. Business

OVERVIEW

CVS Corporation is a leader in the retail drugstore industry in the United States with net sales of $26.6 billion in 2003, making us the second largest retail drugstore chain based on sales. As of January 3, 2004, we operated 4,179 retail and specialty pharmacy stores in 32 states and the District of Columbia. We currently operate in 68 of the top 100 U.S. drugstore markets and hold the number one market share in 32 of these markets. Overall, we hold the number one or number two market share in 62% of the markets in which we operate. During fiscal 2003, we filled over 334 million prescriptions, or approximately 10% of the U.S. retail market. Our current operations are grouped into two businesses: Retail Pharmacy and Pharmacy Benefit Management (“PBM”).

Retail Pharmacy ~ As of January 3, 2004, the Retail Pharmacy business included 4,132 retail drugstores, of which 4,016 operated a pharmacy, and the online retail website, CVS.com. The retail drugstores are located in 27 states and the District of Columbia, operating under the CVS® or CVS/pharmacy® name. CVS/pharmacy stores sell prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, greeting cards, film and photo finishing services, beauty products and cosmetics, seasonal merchandise and convenience foods, which we refer to as “front store” products. Existing stores generally range in size from approximately 8,000 to 12,000 square feet, although most new stores are based on either an approximately 10,000 or 12,000 square foot prototype building and typically include a drive-thru pharmacy. The Retail Pharmacy is our only reportable segment as it represented approximately 95% of consolidated net sales and operating profit in 2003.

Pharmacy Benefit Management ~ The PBM business provides a full range of prescription benefit management services to managed care and other organizations. These services include plan design and administration, formulary management, mail order pharmacy services, claims processing and generic substitution. The PBM business, which, as of January 3, 2004, managed approximately 15 million lives, operates under the PharmaCare Management Services name and ranks as one of the top ten full service PBMs in the nation. The PBM business also includes our Specialty Pharmacy operations, which represent the largest integrated retail and mail provider of specialty pharmacy services in the nation. Specialty pharmacy focuses on supporting individuals that require complex and expensive drug therapies to treat conditions such as organ transplants, HIV/AIDS and genetic conditions such as infertility, multiple sclerosis and certain cancers. As of January 3, 2004, we operated 47 specialty pharmacies, located in 19 states and the District of Columbia, and two mail order facilities. Specialty pharmacy stores, which operate under the CVS ProCare® name, average 2,000 square feet in size and sell prescription drugs and a limited assortment of front store items such as alternative medications, homeopathic remedies and vitamins.

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

	Percentage of Net Sales(1)
	2003	2002	2001
Prescription drugs	69%	68%	66%
Over-the-counter and personal care	10	10	10
Beauty/cosmetics	6	6	7
General merchandise and other	15	16	17

	100%	100%	100%

(1)	Percentages are estimates based on store scanning data.

Pharmacy sales have been growing, and we believe will continue to grow, at a faster pace than front store sales. Pharmacy sales represented 68.8% of total sales in 2003, compared to 67.6% in 2002 and 66.1% in 2001. We believe that our pharmacy operations will continue to represent a critical part of our business due to our ability to attract and retain managed care customers, favorable industry trends (an aging American population consuming a greater number of prescription drugs, pharmaceuticals being used more often as the first line of defense for managing illness and the introduction and direct to consumer marketing of new drugs) and our on-going program of purchasing customer lists from independent pharmacies. We believe our pharmacy success results from our investment in people and technology. Given the nature of prescriptions, people want their prescriptions filled quickly and accurately by professional pharmacists using the latest tools and technology. During 2003, we introduced our Pharmacy Service Initiative (“PSI”). This initiative ensures that customers who bring in prescriptions are greeted by a pharmacy technician who verifies insurance, medication availability and refill authorizations at the point of drop-off, resolving potential problems that could delay a prescription being filled. Further evidencing this belief is our continual investment in technology such as our Excellence in Pharmacy Innovation and Care (“EPIC”) system, our touch-tone telephone reorder system, Rapid Refill™ and our online business, CVS.com.

Front store sales should continue to benefit from our strategy to be the first to market with new and unique products and services, using innovative marketing and adjusting our mix of merchandise to match customer needs and preferences. A key component of this strategy is our ExtraCare® card program, which is helping us to continue to build our loyal customer base. With 44 million members as of January 3, 2004, ExtraCare is one of the largest and most successful retail loyalty programs in the United States. ExtraCare allows us to balance our marketing efforts so we can reward our best customers by providing them automatic sale prices, customized coupons, ExtraBucks™ rewards and more. Another component of our front store strategy is our unique product offerings, which include a full range of high-quality private label products that are only available through CVS. We currently carry over 1,500 CVS brand products, which accounted for approximately 11% of our front store sales during 2003. In addition, CVS offers a unique front store focus on cosmetics, health and beauty by being a U.S. distributor of several European cosmetics and skin care lines, including Lumene®, Avene® and Vichy®.

Store Development ~ The addition of new stores has played, and will continue to play, a major role in our continued growth and success. Our store development program focuses on three areas: entering new markets (i.e., market in which we did not have retail stores prior to 2000), adding stores within existing markets and relocating stores to more convenient, freestanding sites. During 2003, we opened 150 new stores, relocated 125 stores and closed 58 stores. Our new store development during 2003 included 84 stores in new markets, including: Chicago, Illinois; Las Vegas, Nevada; Phoenix, Arizona; and several markets in Florida and Texas. During the last five years we opened more than 1,600 new and relocated stores. Approximately half of our store base was opened or significantly remodeled within the last five years. During 2004, we expect to open approximately 225-250 new or relocated stores, including approximately 100 in new markets. We believe that continuing to grow our store base and locating stores in desirable geographic markets are essential components to competing effectively in the current managed care environment. As a result, we believe that our store development program is an integral part of our ability to maintain our leadership position in the retail drugstore industry.

Information Systems ~ We have invested significantly in information systems to enable us to deliver a high level of customer service while lowering costs and increasing operating efficiency. We were one of the first in the industry to introduce Drug Utilization Review technology that checks for harmful interactions between prescription drugs, over-the-counter products, vitamins and herbal remedies. We were also one of the first in the industry to install a chain wide automatic prescription refill system, CVS Rapid Refill, which enables customers to order prescription refills 24 hours a day using a touch-tone telephone. In 2001, we completed the rollout of EPIC, a multiyear project that reengineered the way our pharmacists communicate and fill prescriptions. The project included integrated workflow improvements, proprietary systems technology and automated pill-counting machines in high volume stores. We expect EPIC will continue to improve quality assurance and customer service, while reducing labor costs. In 2002, we completed the rollout of our Assisted Inventory Management (“AIM”) system for non-promotional front store merchandise and expanded the system to include pharmacy items in 2003. This system will more effectively link our stores and distribution centers with suppliers to speed the delivery of merchandise to our stores in a manner that both reduces out-of-stock positions and lowers our investment in inventory.

Customers ~ During 2003, we served an average of 2.5 million customers per day. Since our sales are to numerous customers, including managed care organizations, the loss of any one customer would not have a material effect on the business. No single customer accounts for 10% or more of our total sales.

We fill prescriptions for many state Medicaid plans. Total sales from all such plans were approximately 9% of consolidated net sales, or 13% of total pharmacy sales, during 2003.

Seasonality ~ The majority of our sales, particularly pharmacy sales, are generally not seasonal in nature. However, front store sales tend to be higher during the December holiday season. For additional information, we refer you to the Note “Quarterly Financial Information” on page 45 in our Annual Report to Stockholders for the fiscal year ended January 3, 2004.

Working Capital Practices ~ We fund the growth of our business through a combination of cash flow from operations, sale-leaseback transactions, commercial paper and long-term borrowings. For additional information on our working capital practices, we refer you to the caption “Liquidity & Capital Resources” on pages 20 and 21 in our Annual Report to Stockholders for the fiscal year ended January 3, 2004, which is incorporated by reference herein. Due to the nature of the retail drugstore business, the majority of our non-pharmacy sales are in cash, while third party insurance programs, which typically settle in less than 30 days, represented 93.2% of our pharmacy sales in 2003. Our customer returns are not significant.

Associate Development ~ As of January 3, 2004, we employed approximately 110,000 associates, about 54,000 of whom are part-time employees working less than 30 hours per week. To deliver the highest levels of service to our customers and partners, we devote considerable time and attention to our people and service standards. We emphasize attracting and training friendly and helpful associates to work in our stores and throughout our organization.

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

Item 2. Properties

We lease most of our stores under long-term leases that vary as to rental amounts, expiration dates, renewal options and other rental provisions. For additional information on the amount of our rental obligations for our leases, we refer you to the Note “Leases” on page 34 in our Annual Report to Stockholders for the fiscal year ended January 3, 2004.

As of January 3, 2004, we owned approximately 4% of our 4,179 retail and specialty pharmacy drugstores. Net selling space for our retail and specialty pharmacy drugstores increased 3.5% to 32.6 million square feet as of January 3, 2004 compared to 31.5 million square feet as of December 28, 2002. Approximately half of our store base was opened or significantly remodeled within the last five years.

We own four distribution centers located in Alabama, Rhode Island, South Carolina and Tennessee and lease five additional facilities located in, Indiana, New Jersey, Michigan, Pennsylvania and Virginia. The nine distribution centers total approximately 5,600,000 square feet as of January 3, 2004. A new distribution center is under construction in Texas, which is currently projected to open during 2004.

We own our corporate headquarters building located in Woonsocket, Rhode Island, which contains approximately 568,000 square feet. We lease approximately 110,000 square feet of additional office space in Rhode Island. We also lease approximately 130,000 square feet in two mail order service facilities located in Fairfield, Ohio and Pittsburgh, Pennsylvania.

In connection with certain business dispositions completed between 1991 and 1997, we continue to guarantee lease obligations for approximately 706 former stores. We are indemnified for these guarantee obligations by the respective purchasers. These guarantees generally remain in effect for the initial lease term and any extension thereof pursuant to a renewal option provided for in the lease prior to the time of the disposition. For additional information, we refer you to the Note “Commitments & Contingencies” on page 41 in our Annual Report to Stockholders for the fiscal year ended January 3, 2004.

Management believes that its owned and leased facilities are suitable and adequate to meet the Company’s anticipated needs. At the end of the existing lease terms, management believes the leases can be renewed or replaced by alternate space.

Following is a breakdown by state of our 4,179 retail and specialty pharmacy store locations as of January 3, 2004:

	Specialty Stores	Retail Stores	Total
Alabama	1	134	135
Arizona	1	16	17
California	6	—	6
Connecticut	—	132	132
Delaware	—	3	3
District of Columbia	1	46	47
Florida	3	75	78
Georgia	1	266	267
Hawaii	1	—	1
Illinois	1	113	114
Indiana	—	245	245
Kentucky	—	57	57
Maine	—	18	18
Maryland	1	162	163
Massachusetts	16	320	336
Michigan	—	226	226
Minnesota	1	—	1
Missouri	1	—	1
Nevada	—	14	14
New Hampshire	—	26	26
New Jersey	—	236	236
New York	3	417	420
North Carolina	1	263	264
Ohio	—	310	310
Oregon	1	—	1
Pennsylvania	2	349	351
Rhode Island	1	52	53
South Carolina	1	173	174
Tennessee	1	123	124
Texas	3	69	72
Vermont	—	2	2
Virginia	—	236	236
West Virginia	—	49	49

	47	4,132	4,179

Item 3. Legal Proceedings

Beginning in August 2001, a total of nine actions were filed against the Company in the United States District Court for the District of Massachusetts asserting claims under the federal securities laws. The actions were subsequently consolidated under the caption In re CVS Corporation Securities Litigation, No. 01-CV-11464 (D.Mass.) and a consolidated and amended complaint was filed on April 8, 2002. The consolidated amended complaint names as defendants the Company, its chief executive officer and its chief financial officer and asserts claims for alleged securities fraud under sections 10(b) and 20 (a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder on behalf of a purported class of persons who purchased shares of the Company’s common stock between February 6, 2001 and October 30, 2001. On June 7, 2002, all defendants moved to dismiss the consolidated amended complaint. This motion was denied by the court on December 18, 2002. The parties are currently engaged in discovery. The Company believes the consolidated action is without merit and intends to defend against it vigorously.

As has been reported in the press, the Rhode Island State Police, in coordination with the Rhode Island Attorney General’s office and the United States Attorney’s Office, are investigating the business relationships between certain current and former Rhode Island elected officials and various Rhode Island companies, including CVS. CVS will continue to fully cooperate with these investigations. In addition, CVS has retained former Rhode Island Attorney General Jeffrey B. Pine to conduct a complete review of its conduct and related policies.

The Company is also a party to other litigation arising in the normal course of its business, none of which is expected to be material to the Company.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 3, 2004.

Executive Officers of the Registrant

Executive Officers of the Registrant

The following sets forth the name, age and biographical information for each of our executive officers as of March 12, 2004. In each case the officer’s term of office extends to the date of the board of directors meeting following the next annual meeting of stockholders of the Company. Previous positions and responsibilities held by each of the executive officers over the past five years are indicated below:

Chris Bodine, age 48, Executive Vice President—Merchandising and Marketing of CVS Corporation and CVS Pharmacy, Inc. since February 1, 2002; Senior Vice President—Merchandising of CVS Pharmacy, Inc. from February 2000 to February 2002; Senior Vice President—Health Care Services of CVS Pharmacy, Inc. from August 1998 to February 2000.

V. Michael Ferdinandi, age 53, Senior Vice President—Human Resources and Corporate Communications of CVS Corporation and CVS Pharmacy, Inc. since April 2002; Vice President—Human Resources, Organizational Development of CVS Pharmacy Inc. from April 1999 to April 2002; Director—Human Resources, Eastern United States, PepsiCo, Inc., from 1994 to April 1999.

Larry J. Merlo, age 48, Executive Vice President—Stores of CVS Corporation since April 2000 and Executive Vice President—Stores of CVS Pharmacy, Inc. since March 1998.

David B. Rickard, age 57, Executive Vice President, Chief Financial Officer and Chief Administrative Officer of CVS Corporation and CVS Pharmacy, Inc. since September 1999; Senior Vice President and Chief Financial Officer of RJR Nabisco Holdings Corporation from March 1997 to August 1999; director of Harris Corporation, an international communications equipment company, since October 2001.

Thomas M. Ryan, age 51, President and Chief Executive Officer of CVS Corporation since May 1998 and Chairman of CVS Corporation since April 1999; also President and CEO of CVS Pharmacy, Inc. since 1994; director of FleetBoston Financial Corporation, Reebok International Ltd. and Yum! Brands, Inc.; trustee of the University of Rhode Island and Brown University Medical Corporation.

Douglas A. Sgarro, age 44, Executive Vice President—Strategy and Chief Legal Officer of CVS Corporation and CVS Pharmacy, Inc. since March 2004 and President of CVS Realty Co., a real estate development company and a division of CVS Pharmacy, Inc., since October 1999; Senior Vice President and Chief Legal Officer of CVS Corporation from April 2000 to March 2004; Senior Vice President and Chief Legal Officer of CVS Pharmacy, Inc. from September 1997 to March 2004; director of Rhode Island Economic Development Corporation (state instrumentality charged with promoting economic development in Rhode Island) since March 2000.

Larry D. Solberg, age 56, Senior Vice President—Finance and Controller of CVS Corporation since April 2000 and Senior Vice President—Finance and Controller of CVS Pharmacy, Inc. since March 1996.

Gregory S. Weishar, age 49, Vice President of CVS Corporation since April 2002, and Chief Executive Officer and President of PharmaCare Management Services, Inc., our PBM, since December 1998.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2003: High	$26.67	$28.50	$32.60	$37.46	$37.46
Low	21.99	23.08	27.43	31.06	21.99

Cash dividends per common share	0.0575	0.0575	0.0575	0.0575	0.2300

2002: High	$35.40	$35.58	$31.30	$28.70	$35.58
Low	25.80	30.60	24.42	23.99	23.99

Cash dividends per common share	0.0575	0.0575	0.0575	0.0575	0.2300

CVS has paid cash dividends every quarter since becoming a public company. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors. As of March 1, 2004, there were approximately 9,300 registered shareholders according to the records maintained by our transfer agent.

Item 6. Selected Financial Data

The selected consolidated financial data of CVS Corporation as of and for the periods indicated in the five-year period ended January 3, 2004 have been derived from the audited consolidated financial statements of CVS Corporation, which consolidated financial statements have been audited by KPMG LLP. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and the audit report of KPMG LLP, which are incorporated elsewhere herein.

	Fiscal Year
In millions, except per share amounts	2003 (53 weeks)	2002 (52 weeks)	2001 (52 weeks)	2000 (52 weeks)	1999 (53 weeks)
Statement of operations data:
Net sales	$26,588.0	$24,181.5	$22,241.4	$20,087.5	$18,098.3
Gross margin(1)	6,863.0	6,068.8	5,691.0	5,361.7	4,861.4
Selling, general & administrative	5,097.7	4,552.3	4,256.3	3,761.6	3,448.0
Depreciation and amortization(2)	341.7	310.3	320.8	296.6	277.9
Merger, restructuring and other nonrecurring charges and (gains)	—	—	343.3	(19.2)	—

Total operating expenses	5,439.4	4,862.6	4,920.4	4,039.0	3,725.9

Operating profit(3)	1,423.6	1,206.2	770.6	1,322.7	1,135.5
Interest expense, net	48.1	50.4	61.0	79.3	59.1
Income tax provision	528.2	439.2	296.4	497.4	441.3

Net earnings(4)	$847.3	$716.6	$413.2	$746.0	$635.1

Per common share data:
Net earnings:(4)
Basic	$2.11	$1.79	$1.02	$1.87	$1.59
Diluted	2.06	1.75	1.00	1.83	1.55
Cash dividends per common share	0.230	0.230	0.230	0.230	0.230

Balance sheet and other data:
Total assets	$10,543.1	$9,645.3	$8,636.3	$7,949.5	$7,275.4
Long-term debt	753.1	1,076.3	810.4	536.8	558.5
Total shareholders’ equity	6,021.8	5,197.0	4,566.9	4,304.6	3,679.7
Number of stores (at end of period)	4,179	4,087	4,191	4,133	4,098

(1)	Gross margin includes the pre-tax effect of the following nonrecurring charges: (i) in 2001, $5.7 million ($3.6 million after-tax) related to the markdown of certain inventory contained in the stores closing as part of the strategic restructuring, discussed in Note 11 to the consolidated financial statements, to its net realizable value.
(2)	As a result of adopting SFAS No. 142 “Goodwill and Other Intangible Assets” at the beginning of fiscal 2002, the Company no longer amortizes goodwill and other indefinite-lived intangible assets. Goodwill amortization totaled $31.4 million pre-tax ($28.2 million after-tax) in 2001, $33.7 million pre-tax ($31.9 million after-tax) in 2000, and $38.9 million pre-tax ($38.1 million after-tax) in 1999.
(3)	Operating profit includes the pre-tax effect of the charges discussed in Note (1) above and the following merger, restructuring, and other nonrecurring charges and gains: (i) in 2001, $346.8 million ($226.9 million after-tax) related to restructuring and asset impairment costs associated with the strategic restructuring and $3.5 million ($2.1 million after-tax) net nonrecurring gain resulting from the net effect of the $50.3 million of settlement proceeds received from various lawsuits against certain manufacturers of brand name prescription drugs and the Company’s contribution of $46.8 million of these settlement proceeds to the CVS Charitable Trust, Inc. to fund future charitable giving, (ii) in 2000, $19.2 million ($11.5 million after-tax) nonrecurring gain representing partial payment of our share of the settlement proceeds from a class action lawsuit against certain manufacturers of brand name prescription drugs.
(4)	Net earnings and net earnings per common share include the after-tax effect of the charges and gains discussed in Notes (1) and (3) above.

Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operation

We refer you to the “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” which includes our “Cautionary Statement Concerning Forward-Looking Statements” at the end of such section, on pages 18 through 25 of our Annual Report to Stockholders for the fiscal year ended January 3, 2004, which is incorporated by reference herein.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We have not entered into any transactions using derivative financial instruments or derivative commodity instruments and we believe that our exposure to market risk associated with other financial instruments (such as fixed and variable rate borrowings), is not material.

Item 8. Financial Statements and Supplementary Data

We refer you to the “Consolidated Statements of Operations,” “Consolidated Balance Sheets,” “Consolidated Statements of Shareholders’ Equity,” “Consolidated Statements of Cash Flows,” and “Notes to Consolidated Financial Statements,” and on pages 26 through 45, and “Independent Auditors Report” on page 47 of our Annual Report to Stockholders for the fiscal year ended January 3, 2004, which are incorporated by reference herein.

Item 9. — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No events have occurred which would require disclosure under this Item.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of January 3, 2004, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

(b) Changes in internal controls: There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal year covered by this annual report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10. — Directors and Executive Officers of the Registrant

We refer you to our Proxy Statement for the 2004 Annual Meeting of Stockholders under the captions “Biographies of our Board Nominees,” “Committees of the Board of CVS,” “Code of Conduct,” and under “Section 16(a) Beneficial Ownership Reporting Compliance,” which is incorporated by reference herein. Biographical information on our executive officers is contained in Part I of this Annual Report on Form 10-K.

Item 11. — Executive Compensation

We refer you to our Proxy Statement for the 2004 Annual Meeting of Stockholders under the captions “Director Compensation,” “Management Planning and Development Committee Report on Executive Compensation,” “Summary Compensation Table,” “Stock Options,” “Long Term Incentive Plan,” “Stock Performance Graph” and “Certain Executive Arrangements,” which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We refer you to our Proxy Statement for the 2004 Annual Meeting of Stockholders under the captions “Share Ownership of Directors and Certain Executive Officers,” “Share Ownership of Principal Stockholders,” and “Item 2: Amendment of the Company’s 1997 Incentive Compensation Plan” which is incorporated by reference herein, for information concerning security ownership of certain beneficial owners and management and related stockholder matters.

Item 13. Certain Relationships and Related Transactions

We refer you to our Proxy Statement for the 2004 Annual Meeting of Stockholders under the caption “Certain Transactions with Directors and Officers,” which is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

We refer you to our Proxy Statement for the 2004 Annual Meeting of Stockholders under the caption “Item 3: Ratification of Appointment of Independent Auditors,” which is incorporated by reference herein.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

A. Documents filed as part of this report:

1.	Financial Statements:

The following financial statements are incorporated by reference from pages 26 through 45 and page 47 of our Annual Report to Stockholders for the fiscal year ended January 3, 2004, as provided in Item 8 hereof:

2.	Financial Statement Schedules

The following financial statement schedule is filed on page 16 of this report: Schedule II — Valuation and Qualifying Accounts. All other financial statement schedules are omitted because they are not applicable or the information is included in the financial statements or related notes.

B. Reports on Form 8-K

On October 7, 2003, we filed a Current Report on Form 8-K in connection with the announcement of our sales results for the period ended September 27, 2003.

On October 29, 2003, we filed a Current Report on Form 8-K in connection with the announcement of our third quarter earnings for the period ended September 27, 2003.

C. Exhibits

Exhibits marked with an asterisk (*) are hereby incorporated by reference to exhibits or appendices previously filed by the Registrant as indicated in brackets following the description of the exhibit.

Exhibit	Description
3.1*	Amended and Restated Certificate of Incorporation of the Registrant [incorporated by reference to Exhibit 3.1 of CVS Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996].

3.1A*	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective May 13, 1998 [incorporated by reference to Exhibit 4.1A to Registrant’s Registration Statement No. 333-52055 on Form S-3/A dated May 18, 1998].

3.2*	By-laws of the Registrant, as amended and restated [incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998].

4	Pursuant to Regulation S-K, Item 601(b)(4)(iii)(A), no instrument which defines the rights of holders of long-term debt of the Registrant and its subsidiaries is filed with this report. The Registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

4.1*	Specimen common stock certificate [incorporated by reference to Exhibit 4.1 to the Registration Statement of the Registrant on Form 8-B dated November 4, 1996].

4.2*	Indenture, dated as of February 11, 1999, between CVS Corporation and The Bank of New York [incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement No. 333-78253 on Form S-4 dated May 11, 1999].

Exhibit	Description
10.1*	Stock Purchase Agreement dated as of October 14, 1995 between The TJX Companies, Inc. and Melville Corporation, as amended November 17, 1995 [incorporated by reference to Exhibits 2.1 and 2.2 to Melville’s Current Report on Form 8-K dated December 4, 1995].

10.2*	Stock Purchase Agreement dated as of March 25, 1996 between Melville Corporation and Consolidated Stores Corporation, as amended May 3, 1996 [incorporated by reference to Exhibits 2.1 and 2.2 to Melville’s Current Report on Form 8-K dated May 5, 1996].

10.3*	Distribution Agreement dated as of September 24, 1996 among Melville Corporation, Footstar, Inc. and Footstar Center, Inc. [incorporated by reference to Exhibit 99.1 to Melville’s Current Report on Form 8-K dated October 28, 1996].

10.4*	Tax Disaffiliation Agreement dated as of September 24, 1996 among Melville Corporation, Footstar, Inc. and certain subsidiaries named therein [incorporated by reference to Exhibit 99.2 to Melville’s Current Report on Form 8-K dated October 28, 1996].

10.5*	Agreement and Plan of Merger dated as of February 6, 1997, as amended as of March 19, 1997, among the Registrant, Revco D.S., Inc. and North Acquisition, Corp. [incorporated by reference to Annex A to the Registrant’s Registration Statement No. 333-24163 on Form S-4 filed March 28, 1997].

10.6*	Agreement and Plan of Merger dated as of February 8, 1998, as amended as of March 2, 1998, among the Registrant, Arbor Drugs, Inc. and Red Acquisition, Inc. [incorporated by reference to Exhibit 2 to the Registrant’s Registration Statement No. 333-47193 on Form S-4 filed March 2, 1998].

10.7*	Stockholder Agreement dated as of December 2, 1996 between the Registrant, Nashua Hollis CVS, Inc. and Linens ‘n Things, Inc. [incorporated by reference to Exhibit 10(i)(6) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997].

10.8*	Tax Disaffiliation Agreement dated as of December 2, 1996 between the Registrant and Linens ‘n Things, Inc. and certain of their respective affiliates [incorporated by reference to Exhibit 10(i)(7) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997].

10.9*	Note Purchase Agreement dated June 7, 1989 by and among Melville Corporation and Subsidiaries Employee Stock Ownership Plan, as Issuer, Melville Corporation, as Guarantor, and the Purchasers listed therein [incorporated by reference to Exhibit 10(i)(9) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997].

10.10*	1973 Stock Option Plan [incorporated by reference to Exhibit (10)(iii)(A)(i) to Melville Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1987].

10.11*	1987 Stock Option Plan [incorporated by reference to Exhibit (10)(iii)(A)(iii) to Melville Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1987].

10.12*	1989 Directors Stock Option Plan [incorporated by reference to Exhibit B to Melville Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988].

10.13*	Melville Corporation Omnibus Stock Incentive Plan [incorporated by reference to Exhibit B to Melville Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and Exhibit A to Melville’s definitive Proxy Statement dated March 7, 1995].

10.14*	Profit Incentive Plan of Melville Corporation [incorporated by reference to Exhibit A to Melville Corporation’s definitive Proxy Statement dated March 14, 1994].

10.15*	Supplemental Retirement Plan for Select Senior Management of Melville Corporation I as amended through July 1995 [incorporated by reference to Exhibit 10(iii)(A)(vii) to Melville’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995].

10.16*	Supplemental Retirement Plan for Select Senior Management of Melville Corporation II as amended through July 1995 [incorporated by reference to Exhibit 10(iii)(A)(viii) to Melville’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995].

10.17*	Income Continuation Policy for Select Senior Executives of Melville Corporation as amended through May 12, 1988 [incorporated by reference to Exhibit 10 (viii) to Melville’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994].

Exhibit	Description
10.18*	CVS Corporation 1996 Directors Stock Plan, as amended and restated November 5, 2002 [incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002].

10.19*	Form of Employment Agreements between the Registrant and the Registrant’s executive officers [incorporated by reference to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996].

10.20*	Deferred Stock Compensation Plan [incorporated by reference to Exhibit 10(iii)(A)(xi) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997].

10.21*	1997 Incentive Compensation Plan [incorporated by reference to Annex F to Amendment No. 1 to the Registrant’s Registration Statement No. 333-24163 on Form S-4/A filed April 17, 1997].

10.22*	Deferred Compensation Plan [incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 27, 1998].

10.23*	Partnership Equity Program [incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 27, 1998].

10.24*	Form of Collateral Assignment and Executive Life Insurance Agreement between Registrant and the Registrant’s executive officers [incorporated by reference to Exhibit 10.11(xv) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998].

10.25*	Consulting Agreement between CVS Corporation and Eugene Applebaum [incorporated by reference to Exhibit 99(d) to Registrant’s Registration Statement No. 333-47193 on Form S-4 filed March 2, 1998].

10.26*	Description of the Long-Term Performance Share Plan [incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000].

10.27*	1999 Employee Stock Purchase Plan [incorporated by reference to Exhibit 99.A of the Registrant’s Definitive Proxy Statement filed March 4, 1999].

10.28*	Description of the Executive Retention Program [incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000].

10.29*	Amendment No. 2 to the 364-day Credit Agreement dated as of May 19, 2003 by and among the Registrant, the lenders party hereto, Credit Suisse First Boston and Wachovia Bank, National Association, as Co-Documentation Agents, the Bank of New York as Syndication Agent, and Fleet National Bank as Administrative Agent [incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2003].

10.30*	Five-year Credit Agreement dated as of May 21, 2001 by and among the Registrant, the lenders party hereto, Credit Suisse First Boston and First Union National Bank, as Co-Documentation Agents, The Bank of New York, as Administrative Agent and BNY Capital Markets, Inc. and Fleet Securities, Inc., as Syndication Agent [incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001].

13	Portions of the 2003 Annual Report to Stockholders of CVS Corporation, which are specifically designated in this Form 10-K as being incorporated by reference.

21	Subsidiaries of the Registrant

23	Consent of KPMG LLP

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Independent Auditors’ Report

Board of Directors and Shareholders

CVS Corporation:

Under date of February 6, 2004, we reported on the consolidated balance sheets of CVS Corporation and subsidiaries as of January 3, 2004 and December 28, 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for the fifty-three week period ended January 3, 2004 and the fifty-two week periods ended December 28, 2002 and December 29, 2001. These consolidated financial statements and our report thereon are incorporated by reference in the January 3, 2003 Annual Report on Form 10-K of CVS Corporation. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, CVS Corporation and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, in 2002. As discussed in Note 1 to the consolidated financial statements, CVS Corporation and subsidiaries adopted the provisions of Emerging Issues Task Force Issue No. 02-16, Accounting by a Reseller for Cash Consideration received from a Vendor, in 2003.

/s/ KPMG LLP
KPMG LLP

Providence, Rhode Island

February 6, 2004

Schedule II — Valuation and Qualifying Accounts

In millions	Balance at Beginning of Year	Additions Charged to Bad Debt Expense	Write-offs Charged to Allowance	Balance at End of Year
Accounts Receivable — Allowance for Doubtful Accounts:

Fiscal Year Ended January 3, 2004	$64.2	$28.7	$34.5	$58.4

Fiscal Year Ended December 28, 2002	53.6	74.2	63.6	64.2

Fiscal Year Ended December 29, 2001	47.9	42.9	37.2	53.6

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CVS CORPORATION

Date: March 12, 2004	By:	/s/ David B. Rickard
David B. Rickard
Executive Vice President, Chief Financial Officer and Chief Administrative Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date
/s/ W. Don Cornwell	Director	March 12, 2004
W. Don Cornwell

/s/ Thomas P. Gerrity	Director	March 12, 2004
Thomas P. Gerrity

/s/ Stanley P. Goldstein	Director	March 12, 2004
Stanley P. Goldstein

/s/ Marian L. Heard	Director	March 12, 2004
Marian L. Heard

/s/ William H. Joyce	Director	March 12, 2004
William H. Joyce

/s/ Terry R. Lautenbach	Director	March 12, 2004
Terry R. Lautenbach

/s/ Terrence Murray	Director	March 12, 2004
Terrence Murray

/s/ David B. Rickard	Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer)	March 12, 2004
David B. Rickard

/s/ Sheli Z. Rosenberg	Director	March 12, 2004
Sheli Z. Rosenberg

/s/ Thomas M. Ryan	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 12, 2004
Thomas M. Ryan

/s/ Larry D. Solberg	Senior Vice President — Finance and Controller (Principal Accounting Officer)	March 12, 2004
Larry D. Solberg