Form 10-Q
period 2004-04-03
CVS CORP
filed 2004-05-13
CIK 64803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 3, 2004

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

Common Stock, $0.01 par value, issued and outstanding at May 8, 2004:

397,302,000 shares

Part I	Item 1

CVS Corporation

Consolidated Condensed Statements of Operations

(Unaudited)

	13 Weeks Ended
In millions, except per share amounts	April 3, 2004	March 29, 2003
Net sales	$6,818.6	$6,312.8
Cost of goods sold, buying and warehousing costs	5,046.9	4,707.3

Gross margin	1,771.7	1,605.5
Selling, general and administrative expenses	1,272.7	1,191.6
Depreciation and amortization	93.4	82.6

Total operating expenses	1,366.1	1,274.2

Operating profit	405.6	331.3
Interest expense, net	7.8	12.6

Earnings before income tax provision	397.8	318.7
Income tax provision	153.2	122.4

Net earnings	244.6	196.3
Preference dividends, net of income tax benefit	3.6	3.6

Net earnings available to common shareholders	$241.0	$192.7

Basic earnings per common share:
Net earnings	$0.61	$0.49

Weighted average basic common shares outstanding	396.3	393.4

Diluted earnings per common share:
Net earnings	$0.59	$0.48

Weighted average diluted common shares outstanding	412.2	405.7

Dividends declared per common share	$0.06625	$0.05750

See accompanying notes to consolidated condensed financial statements.

Part I	Item 1

CVS Corporation

Consolidated Condensed Balance Sheets

(Unaudited)

In millions, except share and per share amounts	April 3, 2004	January 3, 2004
Assets:
Cash and cash equivalents	$651.5	$843.2
Accounts receivable, net	1,287.9	1,349.6
Inventories	3,923.4	4,016.5
Deferred income taxes	278.2	252.1
Other current assets	65.2	35.1

Total current assets	6,206.2	6,496.5

Property and equipment, net	2,659.6	2,542.1
Goodwill	889.0	889.0
Intangible assets, net	400.9	403.7
Other assets	209.1	211.8

Total assets	$10,364.8	$10,543.1

Liabilities:
Accounts payable	$1,635.1	$1,666.4
Accrued expenses	1,397.3	1,499.6
Short-term debt	—	—
Current portion of long-term debt	23.2	323.2

Total current liabilities	3,055.6	3,489.2

Long-term debt	752.8	753.1
Deferred income taxes	41.6	41.6
Other long-term liabilities	234.1	237.4

Shareholders’ equity:
Preference stock, series one ESOP convertible, par value $1.00: authorized 50,000,000 shares; issued and outstanding 4,426,000 shares at April 3, 2004 and 4,541,000 shares at January 3, 2004	236.6	242.7
Common stock, par value $0.01: authorized 1,000,000,000 shares; issued 411,005,000 shares at April 3, 2004 and 410,187,000 shares at January 3, 2004	4.1	4.1
Treasury stock, at cost: 14,061,000 shares at April 3, 2004 and 14,803,000 shares at January 3, 2004	(407.3)	(428.6)
Guaranteed ESOP obligation	(163.2)	(163.2)
Capital surplus	1,582.6	1,557.2
Retained earnings	5,064.8	4,846.5
Accumulated other comprehensive loss	(36.9)	(36.9)

Total shareholders’ equity	6,280.7	6,021.8

Total liabilities and shareholders’ equity	$10,364.8	$10,543.1

See accompanying notes to consolidated condensed financial statements.

Part I	Item 1

CVS Corporation

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	13 Weeks Ended
In millions	April 3, 2004	March 29, 2003
Cash flows from operating activities:
Net earnings	$244.6	$196.3
Adjustments required to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	93.4	82.6
Deferred income taxes and other noncash items	(22.1)	5.1
Change in operating assets and liabilities, providing/(requiring) cash, net of effects from acquisitions:
Accounts receivable, net	61.7	(67.8)
Inventories	93.0	146.2
Other current assets	(30.1)	(2.3)
Other assets	7.2	2.0
Accounts payable	(31.4)	(89.1)
Accrued expenses	(91.5)	(88.7)
Other long-term liabilities	(2.5)	(0.7)

Net cash provided by operating activities	322.3	183.6

Cash flows from investing activities:
Additions to property and equipment	(195.7)	(176.0)
Proceeds from sale-leaseback transactions	1.7	—
Acquisitions (net of cash acquired) and investments	(21.9)	(52.1)
Proceeds from sale or disposal of assets	4.6	7.5

Net cash used in investing activities	(211.3)	(220.6)

Cash flow from financing activities:
Reductions in short-term debt	—	(4.8)
Dividends paid	(26.2)	(22.6)
Proceeds from exercise of stock options	23.7	12.2
Reductions in long-term debt	(300.2)	(0.1)

Net cash used in financing activities	(302.7)	(15.3)

Net decrease in cash and cash equivalents	(191.7)	(52.3)
Cash and cash equivalents at beginning of period	843.2	700.4

Cash and cash equivalents at end of period	$651.5	$648.1

See accompanying notes to consolidated condensed financial statements.

Part I	Item 1

CVS Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 1

The accompanying consolidated condensed financial statements of CVS Corporation and its wholly owned subsidiaries (“CVS” or the “Company”) have been prepared without audit, in accordance with the rules and regulations of the Securities and Exchange Commission. In accordance with such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These consolidated condensed financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

In the opinion of management, the accompanying consolidated condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which are necessary to present a fair statement of the Company’s results for the interim periods presented. Because of the influence of various factors on the Company’s operations, including certain holidays and other seasonal influences, net earnings for any interim period may not be comparable to the same interim period in previous years or necessarily indicative of earnings for the full fiscal year.

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

	13 Weeks Ended
In millions, except per share amounts	April 3, 2004	March 29, 2003
Net earnings, as reported	$244.6	$196.3
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects(1)	0.4	0.5
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	11.2	13.7

Pro forma net earnings	$233.8	$183.1

Basic EPS: As reported	$0.61	$0.49
Pro forma	0.58	0.46

Diluted EPS: As reported	$0.59	$0.48
Pro forma	0.57	0.45

(1)	Amounts represent the after-tax compensation costs for restricted stock grants.

Part I	Item 1

CVS Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 3

The Company operates two business segments, Retail Pharmacy and Pharmacy Benefit Management (“PBM”). The Company’s business segments are operating units that offer different products and services, and require distinct technology and marketing strategies.

As of April 3, 2004, the Retail Pharmacy segment included 4,140 retail drugstores and the Company’s online retail website, CVS.com®. The retail drugstores, which operate under the CVS® or CVS/pharmacy® name, are located in 27 states and the District of Columbia. The Retail Pharmacy segment is the Company’s only reportable segment.

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

In millions	Retail Pharmacy Segment	PBM Segment	Consolidated Totals
13 weeks ended:
April 3, 2004:
Net sales	$6,479.9	$338.7	$6,818.6
Operating profit	380.5	25.1	405.6

March 29, 2003:
Net sales	$5,977.4	$335.4	$6,312.8
Operating profit	306.7	24.6	331.3

Total assets:
April 3, 2004	$9,832.5	$532.3	$10,364.8
January 3, 2004	9,975.0	568.1	10,543.1

Part I	Item 1

CVS Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 4

The Company accounts for goodwill and intangibles under SFAS No. 142, “Goodwill and Other Intangible Assets.” As such, goodwill and other indefinite-lived intangible assets are not amortized, but are subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate there may be an impairment. During the third quarter of 2003, the Company performed its required annual goodwill impairment test. The annual review concluded there was no impairment of goodwill.

The carrying amount of goodwill as of April 3, 2004 was $889.0 million. There has been no impairment of goodwill during the thirteen weeks ended April 3, 2004.

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

	As of April 3, 2004		As of January 3, 2004
In millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer lists and Covenants not to compete	$586.7	$(257.2)	$571.3	$(241.4)
Favorable leases and Other	152.3	(80.9)	152.3	(78.5)

	$739.0	$(338.1)	$723.6	$(319.9)

The increase in the gross carrying amount of customer lists and covenants not to compete during the thirteen weeks ended April 3, 2004 was primarily due to the acquisition of customer lists. The amortization expense for finite-lived intangible assets for the thirteen week period ended April 3, 2004 was $18.6 million. The anticipated annual amortization expense for these intangible assets is $69.0 million, $61.7 million, $56.1 million, $51.8 million, $46.3 million and $39.4 million in 2004, 2005, 2006, 2007, 2008 and 2009, respectively.

Note 5

Following are the components of net interest expense:

	13 Weeks Ended
In millions	April 3, 2004	March 29, 2003
Interest expense	$9.8	$14.0
Interest income	(2.0)	(1.4)

Interest expense, net	$7.8	$12.6

Part I	Item 1

CVS Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 6

Accumulated other comprehensive loss consists of a $59.4 million minimum pension liability, net of a $22.5 million tax benefit, as of April 3, 2004 and January 3, 2004.

Note 7

The Company previously disclosed in its financial statements for the year ended January 3, 2004, that it expected to make cash contributions to the defined benefit pension plans during the next fiscal year of $17.5 million. As of April 3, 2004, the Company has made contributions of $0.7 million and presently believes it will make cash contributions of $16.8 during the remainder of fiscal 2004. Following is a summary of the net periodic pension costs for the defined benefit and other postretirement benefit plans for the respective periods.

	Defined Benefit Plans		Other Postretirement Benefits
In millions 13 weeks ended	April 3, 2004	March 29, 2003	April 3, 2004	March 29, 2003
Service cost	$0.2	$0.2	$—	$—
Interest cost on benefit obligation	5.2	5.1	0.2	0.2
Expected return on plan assets	(4.7)	(4.6)	—	—
Amortization of net loss (gain)	—	—	—	—
Amortization of prior service cost	0.9	0.4	—	—
Settlement gain	—	—	(0.1)	—

Net periodic pension cost	$1.6	$1.1	$0.1	$0.2

Note 8

Basic earnings per common share is computed by dividing: (i) net earnings, after deducting the after-tax dividends on the ESOP preference stock, by (ii) the weighted average number of common shares outstanding during the period (the “Basic Shares”).

When computing diluted earnings per common share, the Company assumes that the ESOP preference stock is converted into common stock and all dilutive stock options are exercised. After the assumed ESOP preference stock conversion, the ESOP Trust would hold common stock rather than ESOP preference stock and would receive common stock dividends (currently $0.265 annually per share) rather than ESOP preference stock dividends (currently $3.90 annually per share). Since the ESOP Trust uses the dividends it receives to service its debt, the Company would have to increase its contribution to the ESOP Trust to compensate it for the lower dividends. This additional contribution would reduce the Company’s net earnings, which in turn, would reduce the amounts that would have to be accrued under the Company’s incentive compensation plans. Diluted earnings per common share is computed by dividing: (i) net earnings, after accounting for the difference between the dividends on the ESOP preference stock and common stock and after making adjustments for the incentive compensation plans by (ii) Basic Shares plus the additional shares that would be issued assuming that all dilutive stock options are exercised and the ESOP preference stock is converted into common stock. Options to purchase 8.2 million and 20.8 million shares of common stock were outstanding as of April 3, 2004 and March 29, 2003, respectively, but were not included in the calculation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Part I	Item 1

CVS Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Following is a reconciliation of basic and diluted earnings per common share for the respective periods:

	13 Weeks Ended
In millions, except per share amounts	April 3, 2004	March 29, 2003
Numerator for earnings per common share calculation:
Net earnings	$244.6	$196.3
Preference dividends, net of income tax benefit	(3.6)	(3.6)

Net earnings available to common shareholders, basic	$241.0	$192.7

Net earnings	$244.6	$196.3
Dilutive earnings adjustment	(1.4)	(1.6)

Net earnings available to common shareholders, diluted	$243.2	$194.7

Denominator for earnings per common share calculation:
Weighted average common shares, basic	396.3	393.4
Effect of dilutive securities:
ESOP preference stock	10.3	10.7
Stock options	5.6	1.6

Weighted average common shares, diluted	412.2	405.7

Basic earnings per common share	$0.61	$0.49

Diluted earnings per common share	$0.59	$0.48

Part I	Independent Auditors’ Review Report

The Board of Directors and Shareholders

CVS Corporation:

We have reviewed the consolidated condensed balance sheet of CVS Corporation and subsidiaries as of April 3, 2004, and the related consolidated condensed statements of operations and cash flows for the thirteen-week periods ended April 3, 2004 and March 29, 2003. These consolidated condensed financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of CVS Corporation and subsidiaries as of January 3, 2004 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the fifty-three week period then ended (not presented herein); and in our report dated February 6, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of January 3, 2004, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

KPMG LLP

Providence, Rhode Island

April 30, 2004

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operation

Introduction

Our company is a leader in the retail drugstore industry in the United States. We sell prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, greeting cards, film and photo finishing services, beauty products and cosmetics, seasonal merchandise and convenience foods through our CVS/pharmacy® retail stores and online through CVS.com®. We also provide Pharmacy Benefit Management and Specialty Pharmacy services through Pharmacare Management Services. As of April 3, 2004, we operated 4,187 retail and specialty pharmacy stores in 32 states and the District of Columbia.

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

On April 4, 2004, we entered into an Asset Purchase Agreement with J.C. Penney, Inc., and certain of its subsidiaries, including Eckerd Corporation, to acquire from Eckerd and other sellers approximately 1,260 Eckerd drugstores (located mainly in the southern United States, including Texas and Florida) as well as Eckerd’s mail order, specialty pharmacy and pharmacy benefits management business (the “Eckerd Transaction”). The purchase price under the Asset Purchase Agreement is $2.15 billion, subject to post-closing adjustment based on the change in working capital of the acquired business as of the closing. This acquisition is subject to various customary closing conditions, including the Hart-Scott-Rodino Act. We refer you to Exhibit 10.1, “Asset Purchase Agreement,” included in our Current Report on Form 8-K dated April 4, 2004, for a detailed discussion on the Eckerd Transaction.

The following discussion explains the material changes in our results of operations for the thirteen weeks ended April 3, 2004 and March 29, 2003 and the significant developments affecting our financial condition since January 3, 2004. We strongly recommend that you read our audited consolidated financial statements and footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operation included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

Results of Operations

First Quarter (Thirteen Weeks Ended April 3, 2004 versus March 29, 2003)

Net sales ~ The following table summarizes our sales performance for the respective quarters:

	13 Weeks Ended
	April 3, 2004	March 29, 2003
Net sales (in billions)	$6.8	$6.3
Net sales increase:
Total	8.0%	5.7%
Pharmacy	9.3%	8.8%
Front Store	4.9%	(0.7)%
Same store sales increase:
Total	6.4%	3.9%
Pharmacy	8.3%	7.1%
Front Store	2.0%	(2.7)%
Pharmacy percentage of total sales	70.3%	69.4%
Third party percentage of pharmacy sales	93.6%	92.6%

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operation

As you review our sales performance, we believe you should consider the following important information:

•	Total net sales from new stores accounted for approximately 160 basis points of our total net sales increase during the first quarter of 2004. Sales also continued to benefit from our active relocation program, which seeks to move our existing shopping center stores to larger, more convenient, freestanding locations. Historically, we have achieved significant improvements in customer count and net sales when we do this. Although the number of annual relocations has decreased, our relocation strategy remains an important component of our overall growth strategy. As of April 3, 2004, 52% of our existing stores were freestanding.

•	Our pharmacy sales growth continued to benefit from new market expansions, increased penetration in existing markets and our ability to attract and retain managed care customers and favorable industry trends. These trends include an aging American population; many “baby boomers” are now in their fifties and are consuming a greater number of prescription drugs. The increased use of pharmaceuticals as the first line of defense for healthcare also contributed to the growing demand for pharmacy services.

•	Front store sales were favorably impacted by an earlier Easter (April 11th this year versus April 20th last year), which shifted more holiday sales into the first quarter. Excluding the impact of the Easter shift, we estimate total same store sales would have been approximately 20 basis points lower, while front store same store sales would have been approximately 50 basis points lower.

•	Pharmacy sales dollars continue to be negatively impacted by the conversion of brand named drugs to equivalent generic drugs, which typically have a lower selling price.

Gross margin, which includes net sales less the cost of merchandise sold during the reporting period and the related purchasing costs, warehousing costs, delivery costs and actual and estimated inventory losses, increased $166.2 million (or 10.4%) to $1,771.7 million for the first quarter of 2004, compared to $1,605.5 million in the first quarter of 2003. Gross margin as a percentage of net sales for the first quarter of 2004 was 26.0%, compared to 25.4% of net sales in the first quarter of 2003.

As you review our performance in this area, we believe you should consider the following important information:

•	Our gross margin rate continues to benefit from the increase in generic drug sales (discussed above), which normally yield a higher gross margin rate than brand name drug sales. In addition, our gross margin rate benefited from reduced inventory losses as a result of programs initiated during the second half of 2002. While we believe these programs will continue to provide operational benefits, we expect the future financial improvement to be less significant. In addition, we cannot guarantee that our programs will continue to reduce inventory losses.

•	Pharmacy sales are growing at a faster pace than front store sales. On average, our gross margin on pharmacy sales is lower than our gross margin on front store sales. Pharmacy sales were 70.3% of total sales in the first quarter of 2004, compared to 69.4% in the first quarter of 2003.

•	Sales to customers covered by third party insurance programs have continued to increase and, thus, have become a larger part of our total pharmacy business. On average, our gross margin on third party pharmacy sales is lower than our gross margin on cash pharmacy sales. Third party prescription sales were 93.6% of pharmacy sales during the first quarter of 2004, compared to 92.6% in the first quarter of 2003.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operation

•	In recent years, our third party gross margin rates have been adversely affected by the efforts of managed care organizations, pharmacy benefit managers, governmental, and other third party payers to reduce prescription drug costs. To address this trend, we have dropped and/or renegotiated a number of third party programs that fell below our minimum profitability standards. These efforts have helped to improve third party reimbursement rates. However, numerous state legislatures have proposed, or at least appear to be considering further reductions in pharmacy reimbursement rates for Medicaid and other governmental programs as well as other measures designed to reduce prescription plan drug costs. In the event this trend continues and we elect to, for any reason, withdraw from third party programs and/or decide not to participate in future programs, we may not be able to sustain our current rate of sales growth and gross margin dollars could be adversely impacted.

Total operating expenses, which include store and administrative payroll, employee benefits, store and administrative occupancy costs, selling expenses, advertising expenses, administrative expenses and depreciation and amortization expense, increased $91.9 million (or 7.2%) to $1,366.1 million, or 20.0% of net sales for the first quarter of 2004, compared to $1,274.2 million, or 20.2% of net sales in the first quarter of 2003. Total operating expenses as a percentage of net sales decreased during the first quarter primarily due to higher sales growth resulting in improved sales leverage. In January 2004, we received a settlement of $17.7 million from lawsuits against certain manufacturers of brand name prescription drugs. We contributed the $17.7 million settlement to the CVS Charitable Trust, Inc. to fund future charitable giving, and as such, the net of these nonrecurring items had no effect on net earnings during the first quarter of 2004.

Interest expense, net for the first quarter of 2004 was $7.8 million, compared to $12.6 million in the first quarter of 2003. Interest expense totaled $9.8 million in the first quarter of 2004, compared to $14.0 million in the first quarter of 2003. Interest income was $2.0 million in the first quarter of 2004, compared to $1.4 million in the first quarter of 2003. The decrease in interest expense in 2004 was driven by lower average interest rates on our outstanding borrowings and decreased debt balances as a result of the repayment of $300 million 5.5% unsecured senior notes, which matured during the first quarter of 2004.

Income tax provision ~ Our effective income tax rate was 38.5% for the first quarter of 2004, compared to 38.4% for the first quarter of 2003. The increase in our effective income tax rate was primarily due to higher state income taxes.

Net earnings for the first quarter of 2004 increased $48.3 million (or 24.6%) to $244.6 million, or $0.59 per diluted share, compared to $196.3 million, or $0.48 per diluted share, in the first quarter of 2003.

Liquidity and Capital Resources

We anticipate that cash flows from operations, supplemented by commercial paper and long-term borrowings, will continue to fund the growth of our business.

Net cash provided by operating activities increased $138.7 million to $322.3 million during the first quarter of 2004, compared to net cash provided by operations of $183.6 million during the first quarter of 2003. The increase in net cash provided by operations during the first quarter of 2004 primarily resulted from lower accounts receivable and increased net income. Accounts receivable decreased during the first quarter of 2004 primarily because our January 3, 2004 year-end balances were higher as a result the period ending in the middle of many of our third party payors’ biweekly payment cycles.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operation

Net cash used in investing activities decreased to $211.3 million during the first quarter of 2004. This compares to $220.6 million used during the first quarter of 2003. The decrease in net cash used in investing activities was primarily due to lower level of acquisitions and investments. Additions to property and equipment totaled $195.7 million in the first quarter of 2004, compared to $176.0 million in the first quarter of 2003. The majority of the spending in both quarters supported our real estate development program. During the first quarter of 2004, we opened 29 new stores, relocated 17 stores and closed 21 stores. During fiscal 2004, we plan to open 200-240 stores, including approximately 90 relocations. For the year, approximately 80-100 of our new stores are expected to be in new markets. We finance a portion of our new store development program through sale-leaseback transactions. Proceeds from sale-leaseback transactions totaled $1.7 million during the first quarter of 2004. There were no sale-leaseback transactions during the first quarter of 2003. As of April 3, 2004, we operated 4,187 retail and specialty pharmacy stores in 32 states and the District of Columbia.

Net cash used in financing activities increased to $302.7 million during the first quarter of 2004, compared to $15.3 million used during the first quarter of 2003. The increase in net cash used in financing activities was primarily due the repayment of $300 million 5.5% unsecured senior notes, which matured during the first quarter of 2004.

We had no commercial paper outstanding as of April 3, 2004. In connection with our commercial paper program, we maintain a $650 million, five-year unsecured back-up credit facility, which expires on May 21, 2006 and a $600 million, 364-day unsecured back-up credit facility, which expires on May 17, 2004. The credit facilities allow for borrowings at various rates depending on our public debt rating. As of April 3, 2004, we had not borrowed against the credit facilities.

Our credit facilities and unsecured senior notes contain customary restrictive financial and operating covenants. These covenants do not include a requirement for the acceleration of our debt maturities in the event of a downgrade in our credit rating. We do not believe that the restrictions contained in these covenants materially affect our financial or operating flexibility.

Our liquidity is based, in part, on maintaining investment-grade debt ratings. As of April 3, 2004, our long-term debt was rated “A2” by Moody’s and “A” by Standard & Poor’s, and our commercial paper program was rated “P-1” by Moody’s and “A-1” by Standard & Poor’s. On April 29, 2004, Standard & Poor’s lowered our long-term debt and commercial program rating to “A-” and “A-2”, respectively, removed us from a credit watch and placed us on a stable outlook. In assessing our credit strength, both Moody’s and Standard & Poor’s consider, among other things, our capital structure and financial policies as well as our consolidated balance sheet and other financial information. We currently remain under a rating review by Moody’s. If our debt ratings were to be downgraded it could adversely impact, among other things, our future borrowing costs, access to capital markets and new store operating lease costs.

We believe that our cash on hand and cash provided by operations, together with our ability to obtain additional short-term and long-term financing, will be sufficient to complete the Eckerd Transaction and to cover our working capital needs, capital expenditures and debt service requirements for at least the next twelve months and the foreseeable future. We expect to finance the Eckerd Transaction with a combination of cash, short-term and long-term debt. In this respect, during the second quarter of 2004, we expect to replace the 364-day facility with a substantially larger five-year and 364-day unsecured back-up credit facility.

Off-Balance Sheet Arrangements

Other than in connection with executing operating leases, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, nor do we have or guarantee any off-balance sheet debt.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

In connection with certain business dispositions completed between 1991 and 1997, we continue to guarantee lease obligations for approximately 706 former stores. The respective purchasers indemnify the Company for these obligations. If any of the purchasers were to become insolvent, we could be required to assume the lease obligation. However, management believes that any such liability would be unlikely to have a material effect on its financial position or results of operations. We refer you to the “Notes to Consolidated Financial Statements” on page 22 of our Annual Report on Form 10-K for the fiscal year ended January 3, 2004 for a detailed discussion of these guarantees.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with generally accepted accounting principles, which requires management to make certain estimates and apply judgment. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the consolidated financial statements are prepared. On a regular basis, management reviews our accounting policies and how they are applied and disclosed in our consolidated financial statements. While management believes that the historical experience, current trends and other factors considered support the preparation of our consolidated financial statements in conformity with generally accepted accounting principles, actual results could differ from our estimates, and such differences could be material. We refer you to the “Notes to Consolidated Financial Statements” on pages 30 through 33 of our Annual Report on Form 10-K for the fiscal year ended January 3, 2004 for a discussion of our significant accounting policies. Management believes that the following accounting policies include a higher degree of judgment and/or complexity and, thus, are considered to be critical accounting policies. The critical accounting policies discussed below are applicable to both of our business segments. Management has discussed the development and selection of our critical accounting policies with the Audit Committee of our Board of Directors and the Audit Committee has reviewed the Company’s disclosures relating to them.

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

Our impairment loss calculation contains uncertainty since we must use judgment to estimate each store’s future sales, profitability and cash flows. When preparing these estimates, we consider each store’s historical results and current operating trends and our consolidated sales, profitability and cash flow results and forecasts. These estimates can be affected by a number of factors including, but not limited to, general economic conditions, the cost of real estate, the continued efforts of third party organizations to reduce their prescription drug costs, the continued efforts of competitors to gain market share and consumer spending patterns. We have not made any material changes to our impairment loss assessment methodology during the past three years.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

The calculation of our closed store lease liability contains uncertainty since we must use judgment to estimate the timing and duration of future vacancy periods, the amount and timing of future lump sum settlement payments and the amount and timing of potential future sublease income. When estimating these potential termination costs and their related timing, we consider a number of factors, which include, but are not limited to, historical settlement experience, the owner of the property, the location and condition of the property, the terms of the underlying lease, the specific marketplace demand and general economic conditions. We have not made any material changes in the reserve methodology used to record closed store lease reserves during the past three years.

Self-Insurance Liabilities

We are self insured for certain losses related to general liability, worker’s compensation and auto liability although we maintain stop loss coverage with third party insurers to limit our total liability exposure. The estimate of our self-insurance liability contains uncertainty since we must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. When estimating our self-insurance liability, we consider a number of factors, which include, but are not limited to, historical claim experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. On a quarterly basis, we review our assumptions with our independent third party actuaries to determine that our self-insurance liability is adequate. We have not made any material changes in the accounting methodology used to establish our self-insurance liability during the past three years.

Inventory

Our inventory is stated at the lower of cost or market on a first-in, first-out basis using the retail method of accounting to determine cost of sales and inventory in our stores, and the cost method of accounting to determine inventory in our distribution centers. Under the retail method, inventory is stated at cost, which is determined by applying a cost-to-retail ratio to the ending retail value of our inventory. Since the retail value of our inventory is adjusted on a regular basis to reflect current market conditions, our carrying value should approximate the lower of cost or market. In addition, we reduce the value of our ending inventory for estimated inventory losses that have occurred during the interim period between physical inventory counts. Physical inventory counts are taken on a regular basis in each location to ensure that the amounts reflected in the consolidated financial statements are properly stated.

The accounting for inventory contains uncertainty since we must use judgment to estimate the inventory losses that have occurred during the interim period between physical inventory counts. When estimating these losses, we consider a number of factors, which include but are not limited to, historical physical inventory results on a location-by-location basis and current inventory loss trends. We have not made any material changes in the accounting methodology used to establish our inventory loss reserves during the past three years.

Although we believe that the estimates discussed above are reasonable and the related calculations conform to generally accepted accounting principles, actual results could differ from our estimates, and such differences could be material.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operation

Cautionary Statement Concerning Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of CVS Corporation. The Company and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and in its reports to stockholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “project,” “anticipate,” “will,” and similar expressions identify statements that constitute forward-looking statements. All statements addressing operating performance of CVS Corporation or any subsidiary, events, or developments that the Company expects or anticipates will occur in the future, including statements relating to sales growth, earnings or earnings per common share growth, free cash flow, debt rating, inventory levels, inventory turn and loss rates, store development, relocations and new market entries, as well as statements expressing optimism or pessimism about future operating results or events, are forward-looking statements within the meaning of the Reform Act. The forward-looking statements are and will be based upon management’s then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. By their nature, all forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including but not limited to:

•	The continued efforts of health maintenance organizations, managed care organizations, pharmacy benefit management companies, governmental entities and other third party payers to reduce prescription drug costs and pharmacy reimbursement rates;

•	The growth of mail order pharmacies and changes to pharmacy benefit plans requiring maintenance medications to be filled exclusively through mail order pharmacies;

•	Increased competition from other drugstore chains, supermarkets, membership clubs, discount retailers and internet companies (e-commerce) as well as changes in consumer preferences or loyalties;

•	The frequency and rate of introduction of successful new prescription drugs;

•	Our ability to generate sufficient cash flows to support capital expansion and general operating activities;

•	Interest rate fluctuations and changes in capital market conditions or other events affecting our ability to obtain necessary financing on favorable terms;

•	Our ability to identify, implement and successfully manage and finance strategic expansion opportunities including entering new markets, acquisitions and joint ventures;

•	Our ability to establish effective advertising, marketing and promotional programs (including pricing strategies and price reduction programs implemented in response to competitive pressures and/or to drive demand);

•	Our ability to continue to secure suitable new store locations under acceptable lease terms;

•	Our ability to attract, hire and retain suitable pharmacists and management personnel;

•	Our ability to achieve cost efficiencies and other benefits from various operational initiatives and technological enhancements;

•	Litigation risks as well as changes in laws and regulations, including changes in accounting standards and taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations);

•	The creditworthiness of the purchasers of businesses formerly owned by CVS and whose leases are guaranteed by CVS;

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operation

•	Fluctuations in inventory cost, availability and loss levels and our ability to maintain relationships with suppliers on favorable terms;

•	Our ability to implement successfully and to manage new computer systems and technologies;

•	The strength of the economy in general or in the markets served by CVS, including changes in consumer purchasing power and/or spending patterns;

•	Our ability to complete the Eckerd Transaction and, subsequently, to integrate successfully and improve the operating results of the businesses that we plan to acquire; and

•	Other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

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

Quantitative and Qualitative Disclosures About Market Risk

As of April 3, 2004, the Company had not entered into any transactions using derivative financial instruments or derivative commodity instruments and believes that its exposure to market risk associated with other financial instruments, principally interest rate risk inherent in its debt portfolio, is not material.

Part I	Item 4

Controls and Procedures

(a) Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of April 3, 2004, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

(b) Changes in internal controls: There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II	Item 6

Exhibits and Reports on Form 8-K

Exhibits:

3.1		Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to CVS Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

3.1	A	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective May 13, 1998 (incorporated by reference to Exhibit 4.1A to Registrant’s Registration Statement No. 333-52055 on Form S-3/A dated May 18, 1998).

3.2		By-laws of the Registrant, as amended and restated (incorporated by reference to Exhibit 3.2 to CVS Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

15.1		Letter re: Unaudited Interim Financial Information.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

Reports	on Form 8-K:

On January 13, 2004, we filed a Current Report on Form 8-K in connection with a press release issued announcing our sales results for the period ended January 3, 2004.

On January 23, 2004, we filed a Current Report on Form 8-K in regards to alleged ethics violations by certain Rhode Island elected officials in connection with their business relationships with CVS.

On February 12, 2004, we filed a Current Report on Form 8-K in connection with a press release issued announcing our earnings for the fourth quarter and fiscal year ended January 3, 2004.

On April 6, 2004, we filed a Current Report on Form 8-K to disclose our entering into a definitive agreement under which we will acquire from J.C. Penney Company, Inc., certain assets of Eckerd Corporation.

On May 5, 2004, we filed a Current Report on Form 8-K in connection with a press release issued announcing our earnings for the first quarter ended April 3, 2004.

Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

CVS Corporation

(Registrant)

/s/ David B. Rickard

David B. Rickard
Executive Vice President,
Chief Financial Officer and
Chief Administrative Officer

May 13, 2004