Form 10-Q
period 2004-07-03
CVS CORP
filed 2004-08-12
CIK 64803

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended July 3, 2004	Commission File Number 001-01011

CVS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	05-0494040 (I.R.S. Employer Identification Number)

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

Common Stock, $0.01 par value, issued and outstanding at August 5, 2004:
399,400,000 shares

Part I    Item 1

CVS Corporation

Consolidated Condensed Statements of Operations

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
In millions, except per share amounts	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net sales	$6,943.1	$6,444.9	$13,761.7	$12,757.7
Cost of goods sold, buying and warehousing costs	5,116.6	4,811.1	10,163.5	9,518.4

Gross margin	1,826.5	1,633.8	3,598.2	3,239.3
Selling, general and administrative expenses	1,343.2	1,211.4	2,615.9	2,403.0
Depreciation and amortization	96.1	85.4	189.5	168.0

Total operating expenses	1,439.3	1,296.8	2,805.4	2,571.0

Operating profit	387.2	337.0	792.8	668.3
Interest expense, net	6.0	12.7	13.8	25.3

Earnings before income tax provision	381.2	324.3	779.0	643.0
Income tax provision	146.7	124.5	299.9	246.9

Net earnings	234.5	199.8	479.1	396.1
Preference dividends, net of income tax benefit	3.7	3.7	7.3	7.3

Net earnings available to common shareholders	$230.8	$196.1	$471.8	$388.8

Basic earnings per common share:
Net earnings	$0.58	$0.50	$1.19	$0.99

Weighted average basic common shares outstanding	398.0	394.0	397.2	393.7

Diluted earnings per common share:
Net earnings	$0.56	$0.49	$1.15	$0.97

Weighted average diluted common shares outstanding	415.0	406.6	413.6	406.2

Dividends declared per common share	$0.06625	$0.0575	$0.1325	$0.1150

See accompanying notes to consolidated condensed financial statements.

Part I    Item 1

CVS Corporation

Consolidated Condensed Balance Sheets

(Unaudited)

In millions, except share and per share amounts	July 3, 2004	January 3, 2004
Assets:
Cash and cash equivalents	$622.9	$843.2
Accounts receivable, net	1,216.3	1,349.6
Inventories	4,003.3	4,016.5
Deferred income taxes	275.6	252.1
Other current assets	58.9	35.1

Total current assets	6,177.0	6,496.5
Property and equipment, net	2,838.6	2,542.1
Goodwill	889.0	889.0
Intangible assets, net	395.4	403.7
Other assets	213.5	211.8

Total assets	$10,513.5	$10,543.1

Liabilities:
Accounts payable	$1,656.4	$1,666.4
Accrued expenses	1,280.1	1,499.6
Short-term debt	—	—
Current portion of long-term debt	23.3	323.2

Total current liabilities	2,959.8	3,489.2
Long-term debt	752.5	753.1
Deferred income taxes	41.6	41.6
Other long-term liabilities	230.8	237.4
Shareholders' equity:
Preference stock, series one ESOP convertible, par value $1.00: authorized 50,000,000 shares; issued and outstanding 4,400,000 shares at July 3, 2004 and 4,541,000 shares at January 3, 2004	235.2	242.7
Common stock, par value $0.01: authorized 1,000,000,000 shares; issued 412,629,000 shares at July 3, 2004 and 410,187,000 shares at January 3, 2004	4.1	4.1
Treasury stock, at cost: 14,001,000 shares at July 3, 2004 and 14,803,000 shares at January 3, 2004	(405.6)	(428.6)
Guaranteed ESOP obligation	(163.2)	(163.2)
Capital surplus	1,632.7	1,557.2
Retained earnings	5,273.0	4,846.5
Accumulated other comprehensive loss	(47.4)	(36.9)

Total shareholders' equity	6,528.8	6,021.8

Total liabilities and shareholders' equity	$10,513.5	$10,543.1

See accompanying notes to consolidated condensed financial statements.

Part I    Item 1

CVS Corporation

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	26 Weeks Ended
In millions	July 3, 2004	June 28, 2003
Cash flows from operating activities:
Net earnings	$479.1	$396.1
Adjustments required to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	189.5	168.0
Deferred income taxes and other noncash items	(16.1)	9.9
Change in operating assets and liabilities, providing/(requiring) cash, net of effects from acquisitions:
Accounts receivable, net	133.3	(50.1)
Inventories	13.1	217.8
Other current assets	(24.0)	8.1
Other assets	8.9	(1.9)
Accounts payable	(10.0)	(244.2)
Accrued expenses	(208.7)	(154.3)
Other long-term liabilities	(5.9)	(4.4)

Net cash provided by operating activities	559.2	345.0

Cash flows from investing activities:
Additions to property and equipment	(464.4)	(406.7)
Proceeds from sale-leaseback transactions	4.7	28.1
Acquisitions (net of cash acquired) and investments	(40.8)	(68.0)
Proceeds from sale or disposal of assets	8.5	3.8

Net cash used in investing activities	(492.0)	(442.8)

Cash flows from financing activities:
Reductions in short-term debt	—	(4.8)
Dividends paid	(52.5)	(45.3)
Reductions in long-term debt	(300.4)	(0.3)
Proceeds from exercise of stock options	65.4	14.6

Net cash used in financing activities	(287.5)	(35.8)

Net decrease in cash and cash equivalents	(220.3)	(133.6)
Cash and cash equivalents at beginning of period	843.2	700.4

Cash and cash equivalents at end of period	$622.9	$566.8

See accompanying notes to consolidated condensed financial statements.

Part I    Item 1

CVS Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 1

        The accompanying consolidated condensed financial statements of CVS Corporation and its wholly-owned subsidiaries ("CVS" or the "Company") have been prepared without audit, in accordance with the rules and regulations of the Securities and Exchange Commission. In accordance with such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These consolidated condensed financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

        In the opinion of management, the accompanying consolidated condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which are necessary to present a fair statement of the Company's results for the interim periods presented. Because of the influence of various factors on the Company's operations, including certain holidays and other seasonal influences, net earnings for any interim period may not be comparable to the same interim period in previous years or necessarily indicative of earnings for the full fiscal year.

Note 2

        The Company accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, no stock-based employee compensation cost is reflected in net earnings for options granted under those plans since they had an exercise price equal to the market value of the underlying common stock and the number of shares were fixed on the date of grant. The following table summarizes the effect on net earnings and earnings per common share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for the respective periods:

	13 weeks ended		26 weeks ended
In millions, except per share amounts	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net earnings, as reported	$234.5	$199.8	$479.1	$396.1
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects(1)	0.5	0.6	0.9	1.1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	10.0	12.3	21.2	26.0

Pro forma net earnings	$225.0	$188.1	$458.8	$371.2

Basic EPS: As reported	$0.58	$0.50	$1.19	$0.99
Pro forma	0.56	0.47	1.14	0.92

Diluted EPS: As reported	$0.56	$0.49	$1.15	$0.97
Pro forma	0.54	0.46	1.11	0.92

(1)
Amounts represent the after-tax compensation costs for restricted stock grants.

Note 3

        As of July 3, 2004, the Company operated 4,206 retail and specialty pharmacy stores in 32 states and the District of Columbia. The Company currently operates two business segments, Retail Pharmacy and Pharmacy Benefit Management ("PBM"). The Company's business segments are operating units that offer different products and services, and require distinct technology and marketing strategies.

        As of July 3, 2004, the Retail Pharmacy segment included 4,159 retail drugstores and the Company's online retail website, CVS.com®. The retail drugstores, which operate under the CVS® or CVS/pharmacy® name, are located in 28 states and the District of Columbia. The Retail Pharmacy segment is the Company's only reportable segment.

        The PBM segment, which operates under the PharmaCare® Management Services and Pharmacare® Pharmacy names, provides a full range of prescription benefit management services to managed care and other organizations. These services include plan design and administration, formulary management, mail order pharmacy services, claims processing and generic substitution. The PBM segment also includes the Company's specialty pharmacy business, which focuses on supporting individuals that require complex and expensive drug therapies. The PBM segment operates 47 retail and specialty pharmacies, located in 19 states and the District of Columbia.

        Following is a reconciliation of the Company's business segments to the consolidated condensed financial statements as of and for the respective periods:

In millions	Retail Pharmacy Segment	PBM Segment	Consolidated Totals
13 weeks ended:
July 3, 2004:
Net sales	$6,619.6	$323.5	$6,943.1
Operating profit	362.9	24.3	387.2
June 28, 2003:
Net sales	$6,129.3	$315.6	$6,444.9
Operating profit	313.2	23.8	337.0

26 weeks ended:
July 3, 2004:
Net sales	$13,099.5	$662.2	$13,761.7
Operating profit	743.4	49.4	792.8
June 28, 2003:
Net sales	$12,106.7	$651.0	$12,757.7
Operating profit	619.9	48.4	668.3

Total assets:
July 3, 2004	$10,009.9	$503.6	$10,513.5
January 3, 2004	9,975.0	568.1	10,543.1

Note 4

        Accumulated other comprehensive loss consists of a minimum pension liability and market value adjustments on hedge instruments. The minimum pension liability totaled $59.4 million, net of a $22.5 million tax benefit, as of July 3, 2004 and January 3, 2004. The market value adjustments on the hedge instruments totaled $16.9 million, net of a $6.4 million tax benefit as of July 3, 2004. No hedge instruments were outstanding as of January 3, 2004.

        Following are the changes in comprehensive income:

	13 weeks ended		26 weeks ended
In millions	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net earnings, as reported	$234.5	$199.8	$479.1	$396.1
Other comprehensive loss:
Minimum pension liability adjustment	—	—	—	—
Unrealized loss on derivatives	(10.5)	—	(10.5)	—

Total comprehensive income, net of taxes	$224.0	$199.8	$468.6	$396.1

        During the third quarter of 2004, the Company expects to refinance a portion of the short-term debt issued to finance the acquisition of the Eckerd Operations with longer-term financing. To manage a portion of the risk associated with changes in market interest rates, the Company entered into Treasury-Lock Contracts (the "Contracts") with total notional amounts of $600 million. The Company expects to settle these Contracts during the third quarter of 2004 in conjunction with the placement of the longer-term financing. The Company accounts for derivatives in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" as modified by SFAS No. 138 "Accounting for Derivative Instruments and Certain Hedging Activities." As of July 3, 2004, the Company had no freestanding derivatives in place other than the Contracts.

Note 5

        Following are the components of net interest expense:

	13 weeks ended		26 weeks ended
In millions	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Interest expense	$7.6	$13.8	$17.4	$27.8
Interest income	(1.6)	(1.1)	(3.6)	(2.5)

Interest expense, net	$6.0	$12.7	$13.8	$25.3

Note 6

        The Company accounts for goodwill and intangibles under SFAS No. 142, "Goodwill and Other Intangible Assets." As such, goodwill and other indefinite-lived intangible assets are not amortized, but are subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate there may be an impairment. During the third quarter of 2003, the Company performed its required annual goodwill impairment test. That annual review concluded there was no impairment of goodwill.

        The carrying amount of goodwill as of July 3, 2004 was $889.0 million. There has been no impairment of goodwill during the twenty-six weeks ended July 3, 2004.

        Intangible assets other than goodwill are required to be separated into two categories: finite-lived and indefinite-lived. Intangible assets with finite useful lives are amortized over their estimated useful life, while intangible assets with indefinite useful lives are not amortized. The Company currently has no intangible assets with indefinite lives.

        Following is a summary of the Company's amortizable intangible assets as of the respective balance sheet dates:

	As of July 3, 2004		As of January 3, 2004
In millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer lists and Covenants not to compete	$598.3	$(272.5)	$571.3	$(241.4)
Favorable leases and Other	152.7	(83.1)	152.3	(78.5)

	$751.0	$(355.6)	$723.6	$(319.9)

        The increase in the gross carrying amount of customer lists and covenants not to compete during the twenty-six weeks ended July 3, 2004 was primarily due to the acquisition of customer lists. The amortization expense for these finite-lived intangible assets for the thirteen and twenty-six week periods ended July 3, 2004 was $17.9 million and $36.5 million, respectively. The anticipated annual amortization expense for these intangible assets is $69.9 million, $63.3 million, $57.7 million, $52.5 million, $47.3 million and $40.4 million in 2004, 2005, 2006, 2007, 2008 and 2009, respectively.

Note 7

        The Company previously disclosed in its financial statements for the year ended January 3, 2004, that it expected to make cash contributions to the defined benefit pension plans during the next fiscal year of $17.5 million. As of July 3, 2004, the Company has made contributions of $1.3 million and presently believes it will make cash contributions of $16.2 during the remainder of fiscal 2004.

        Following is a summary of the net periodic pension costs for the defined benefit and other postretirement benefit plans for the respective periods.

	Defined Benefit Plans
	13 weeks ended		26 weeks ended
In millions	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Service cost	$0.2	$0.2	$0.4	$0.4
Interest cost on benefit obligation	5.1	5.1	10.3	10.2
Expected return on plan assets	(4.6)	(4.6)	(9.3)	(9.2)
Amortization of net loss (gain)	0.8	0.4	1.7	0.8
Amortization of prior service cost	—	—	—	—
Settlement gain	—	—	—	—

Net periodic pension cost	$1.5	$1.1	$3.1	$2.2

	Other Postretirement Benefits
	13 weeks ended		26 weeks ended
In millions	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Service cost	$—	$—	$—	$—
Interest cost on benefit obligation	0.2	0.2	0.4	0.4
Expected return on plan assets	—	—	—	—
Amortization of net loss (gain)	—	—	—	—
Amortization of prior service cost	—	—	—	—
Settlement gain	(0.1)	—	(0.2)	—

Net periodic pension cost	$0.1	$0.2	$0.2	$0.4

Note 8

        Basic earnings per common share is computed by dividing: (i) net earnings, after deducting the after-tax dividends on the ESOP preference stock, by (ii) the weighted average number of common shares outstanding during the period (the "Basic Shares").

        When computing diluted earnings per common share, the Company assumes that the ESOP preference stock is converted into common stock and all dilutive stock options are exercised. After the assumed ESOP preference stock conversion, the ESOP Trust would hold common stock rather than ESOP preference stock and would receive common stock dividends ($0.265 and $0.230 annually per share in 2004 and 2003, respectively) rather than ESOP preference stock dividends (currently $3.90 annually per share). Since the ESOP Trust uses the dividends it receives to service its debt, the Company would have to increase its contribution to the ESOP Trust to compensate it for the lower dividends. This additional contribution would reduce the Company's net earnings, which in turn, would reduce the amounts that would have to be accrued under the Company's incentive compensation plans. Diluted earnings per common share is computed by dividing: (i) net earnings, after accounting for the difference between the dividends on the ESOP preference stock and common stock and after making adjustments for the incentive compensation plans by (ii) Basic shares plus the additional shares that would be issued assuming that all dilutive stock options are exercised and the ESOP preference stock is converted into common stock. Options to purchase 6.2 million and 19.6 million shares of common stock were outstanding as of July 3, 2004 and June 28, 2003, respectively, but were not included in the calculation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

        Following is a reconciliation of basic and diluted earnings per common share for the respective periods:

	13 weeks ended		26 weeks ended
In millions, except per share amounts	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Numerator for earnings per common share calculation:
Net earnings	$234.5	$199.8	$479.1	$396.1
Preference dividends, net of income tax benefit	(3.7)	(3.7)	(7.3)	(7.3)

Net earnings available to common shareholders, basic	$230.8	$196.1	$471.8	$388.8

Net earnings	$234.5	$199.8	$479.1	$396.1
Dilutive earnings adjustments	(1.3)	(1.6)	(2.7)	(3.2)

Net earnings available to common shareholders, diluted	$233.2	$198.2	$476.4	$392.9

Denominator for earnings per common share calculation:
Weighted average common shares, basic	398.0	394.0	397.2	393.7
Effect of dilutive securities:
ESOP preference stock	10.2	10.7	10.2	10.7
Stock options	6.8	1.9	6.2	1.8

Weighted average common shares, diluted	415.0	406.6	413.6	406.2

Basic earnings per common share	$0.58	$0.50	$1.19	$0.99

Diluted earnings per common share	$0.56	$0.49	$1.15	$0.97

Note 9

        On July 31, 2004, the Company acquired certain assets and assumed certain liabilities from J.C. Penney Company, Inc. and certain of its subsidiaries, including Eckerd Corporation ("Eckerd"). The assets and liabilities acquired included approximately 1,260 Eckerd drug stores, Eckerd Health Services, which includes Eckerd's mail order and pharmacy benefit management businesses; and three Eckerd distribution centers (collectively the "Eckerd Operations"). The initial purchase price of $2.15 billion is subject to adjustment based on the final working capital of the Eckerd Operations as of closing. The Company used a combination of cash and commercial paper to fund the acquisition. The Company expects to repay a portion of the commercial paper with longer-term financing during the third quarter of 2004.

        The majority of the stores acquired are located in Florida and Texas, while others are located in Louisiana, Oklahoma, Mississippi, Arizona, Missouri, Kansas and Alabama. The distribution centers are located near Dallas and Houston, Texas and Orlando, Florida. The acquisition is consistent with the Company's long-term strategy of expanding its store base in high-growth markets. The addition of Eckerd Health Services to the Pharmacy Benefit Management ("PBM") segment, which operates under the PharmaCare® Management Services name, creates a national mail order, pharmacy benefits management and specialty pharmacy company with estimated annual revenues in excess of $2 billion and approximately 30 million lives served.

Part I                                                           Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
CVS Corporation:

        We have reviewed the consolidated condensed balance sheet of CVS Corporation and subsidiaries as of July 3, 2004, and the related consolidated condensed statements of operations and cash flows for the thirteen and twenty-six week periods ended July 3, 2004 and June 28, 2003. These consolidated condensed financial statements are the responsibility of the Company's management.

        We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

        Based on our review, we are not aware of any material modifications that should be made to the consolidated condensed financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

        We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CVS Corporation and subsidiaries as of January 3, 2004 and the related consolidated statements of operations, shareholders' equity, and cash flows for the fifty-three week period then ended (not presented herein); and in our report dated February 6, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of January 3, 2004, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP KPMG LLP
Providence, Rhode Island July 30, 2004

Part I    Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operation

Recent Developments

        On July 31, 2004, the Company acquired certain assets and liabilities from J.C. Penney Company, Inc. and certain of its subsidiaries, including Eckerd Corporation ("Eckerd"). The assets and liabilities acquired included approximately 1,260 Eckerd drug stores, Eckerd Health Services, which includes Eckerd's mail order and pharmacy benefit management businesses; and three Eckerd distribution centers (collectively the "Eckerd Operations"). The initial purchase price of $2.15 billion is subject to adjustment based on the final working capital of the Eckerd Operations as of closing. The Company used a combination of cash and commercial paper to fund the acquisition. The Company expects to repay a portion of the commercial paper with longer-term financing during the third quarter of 2004.

        The majority of the stores acquired are located in Florida and Texas, while others are located in Louisiana, Oklahoma, Mississippi, Arizona, Missouri, Kansas and Alabama. The distribution centers are located near Dallas and Houston, Texas and Orlando, Florida. The acquisition is consistent with our long-term strategy of expanding our store base in high-growth markets. The demographics in these states are favorable, as they are experiencing rapid population growth particularly among seniors, resulting in pharmaceutical utilization rates among the highest in the nation. The addition of Eckerd Health Services to the Pharmacy Benefit Management ("PBM") segment, which operates under the PharmaCare® Management Services name, creates a national mail order, pharmacy benefits management and specialty pharmacy company with estimated annual revenues in excess of $2 billion and approximately 30 million lives served.

        Over the past twelve months, the sales performance of Eckerd has significantly declined. We believe the decline in performance is attributable to among other things, poor operational execution and ineffective promotional and merchandising strategies. As a result, we believe the stores will benefit considerably from our leading-edge technology and expertise in important areas such as merchandising, logistics, customer service and marketing. We will begin to implement a wide range of initiatives designed to improve overall sales performance, build customer loyalty, and improve inventory management. We cannot, however, guarantee these initiatives will produce the desired improvement in the results of the Eckerd Operations.

Introduction

        Our company is a leader in the retail drugstore industry in the United States. We sell prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, greeting cards, film and photo finishing services, beauty products and cosmetics, seasonal merchandise and convenience foods through our CVS/pharmacy® retail stores and online through CVS.com®. We also provide Pharmacy Benefit Management and Specialty Pharmacy services through Pharmacare® Management Services. As of July 3, 2004, we operated 4,206 retail and specialty pharmacy stores in 32 states and the District of Columbia.

        The retail drugstore business is highly competitive. We believe that we compete principally on the basis of: (i) store location and convenience, (ii) customer service and satisfaction, (iii) product selection and variety and (iv) price. In each of the markets we serve, we primarily compete with independent and other retail drugstore chains, supermarkets, convenience stores, pharmacy benefit managers and other mail order prescription providers, discount merchandisers, membership clubs and Internet pharmacies.

        The following discussion explains the material changes in our results of operations for the thirteen and twenty-six weeks ended July 3, 2004 and June 28, 2003 and the significant developments affecting our financial condition since January 3, 2004. The results of operations of the acquired Eckerd Operations are not included in our results of operations for the thirteen and twenty-six weeks ended July 3, 2004 and June 28, 2003, as the acquisition occurred subsequent to the fiscal periods presented. We strongly recommend that you read our audited consolidated financial statements and footnotes and Management's Discussion and Analysis of Financial Condition and Results of Operation included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

Results of Operations

Thirteen and Twenty-Six Weeks Ended July 3, 2004 versus June 28, 2003

        Net sales ~ The following table summarizes our sales performance for the respective periods:

	13 weeks ended		26 weeks ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net sales (in billions)	$6.9	$6.4	$13.8	$12.8
Net sales increase:
Total	7.7%	7.6%	7.9%	6.7%
Pharmacy	8.0%	9.2%	8.7%	9.0%
Front Store	7.1%	4.1%	6.0%	1.7%
Same store sales increase:
Total	6.1%	5.5%	6.2%	4.7%
Pharmacy	7.0%	7.5%	7.6%	7.3%
Front Store	4.1%	1.4%	3.1%	(0.6)%
Pharmacy percentage of total sales	69.1%	68.9%	69.7%	69.1%
Third party percentage of pharmacy sales	93.7%	92.6%	93.8%	92.7%

        As you review our sales performance, we believe you should consider the following important information:

  •
  Total sales benefited from added sales from new store openings, (4,206 stores open at the end of the second quarter of fiscal 2004 compared with 4,113 at the end of the second quarter of fiscal 2003.) New store openings accounted for a sales increase of approximately 160 basis points for the quarter and the first six months of 2004. Sales also continued to benefit from our active relocation program, which seeks to move our existing shopping center stores to larger, more convenient, freestanding locations. Historically, we have achieved significant improvements in customer count and net sales when we do this. Although the number of annual relocations has decreased, our relocation strategy remains an important component of our overall growth strategy. As of July 3, 2004, 53% of our existing stores were freestanding.

  •
  Our pharmacy sales growth continued to benefit from new market expansions, increased penetration in existing markets, our ability to attract and retain managed care customers and favorable industry trends. These trends include an aging American population; many "baby boomers" are now in their fifties and are consuming a greater number of prescription drugs. The increased use of pharmaceuticals as the first line of defense for healthcare also contributed to the growing demand for pharmacy services. However, pharmacy retail growth has been adversely affected by the disproportionate growth of the mail order channel.

  •
  Front store sales for the thirteen weeks ended July 3, 2004 were negatively impacted by an earlier Easter (April 11th this year versus April 20th last year), which shifted more holiday sales into the first quarter. Excluding the impact of the Easter shift, we estimate total same store sales for the second quarter of 2004 would have been approximately 15 basis points higher, while front store same store would have been approximately 50 basis points higher. The Easter shift had no impact on the first six months of 2004.

  •
  Pharmacy sales dollars continue to be negatively impacted by the conversion of brand named drugs to equivalent generic drugs, which typically have a lower selling price.

        Gross margin, which includes net sales less the cost of merchandise sold during the reporting period and the related purchasing costs, warehousing costs, delivery costs and actual and estimated inventory losses, increased $192.7 million (or 11.8%) to $1.8 billion, or 26.3% of net sales for the second quarter of 2004, compared to $1.6 billion or 25.4% of net sales in the second quarter of 2003. Gross margin for the first six months of 2004 increased $358.9 million (or 11.1%) to $3.6 billion, or 26.2% of net sales, compared to $3.2 billion, or 25.4% of net sales in the first six months of 2003.

        As you review our performance in this area, we believe you should consider the following important information:

  •
  Our gross margin rate continues to benefit from the increase in generic drug sales (discussed above), which normally yield a higher gross margin rate than brand name drug sales. In addition, our gross margin rate benefited from reduced inventory losses as a result of programs initiated during the second half of 2002 and subsequent periods. While we believe these programs will continue to provide operational benefits, we expect the future financial improvement to be less significant. In addition, we cannot guarantee that our programs will continue to reduce inventory losses.

  •
  Pharmacy sales are growing at a faster pace than front store sales. On average, our gross margin on pharmacy sales is lower than our gross margin on front store sales. Pharmacy sales as a percentage of total sales for the second quarter and first six months of 2004 were 69.1% and 69.7%, respectively, compared to 68.9% in the second quarter of 2003 and 69.1% in the first six months of 2003.

  •
  Sales to customers covered by third party insurance programs have continued to increase and, thus, have become a larger part of our total pharmacy business. On average, our gross margin on third party pharmacy sales is lower than our gross margin on cash pharmacy sales. Third party prescription sales for the second quarter and first six months of 2004 were 93.7% and 93.8%, respectively, of pharmacy sales, versus 92.6% in the second quarter of 2003 and 92.7% in the first six months of 2003.

  •
  In recent years, our third party gross margin rates have been adversely affected by the efforts of managed care organizations, pharmacy benefit managers, governmental, and other third party payors to reduce prescription drug costs. To address this trend, we have dropped and/or renegotiated a number of third party programs that fell below our minimum profitability standards. These efforts have helped to improve third party reimbursement rates. However, numerous legislatures have proposed, or at least appear to be considering further reductions in pharmacy reimbursement rates for Medicaid and other governmental programs as well as other measures designed to reduce prescription plan drug costs. In the event this trend continues and we elect to, for any reason, withdraw from third party programs and/or decide not to participate in future programs that fall below our minimum profitability standards, we may not be able to sustain our current rate of sales growth and gross margin dollars could be adversely impacted.

        Total operating expenses, which include store and administrative payroll, employee benefits, store and administrative occupancy costs, selling expenses, advertising expenses, administrative expenses and depreciation and amortization expense, increased $142.5 million (or 11.0%) to $1,439.3 million, or 20.7% of net sales for the second quarter of 2004, compared to $1,296.8 million, or 20.1% of net sales in the second quarter of 2003. Total operating expenses for the first six months of 2004 increased $234.4 million (or 9.1%) to $2,805.4 million or 20.4% of net sales, compared to $2,571.0 million or 20.2% of net sales in the first six months of 2003. Total operating expenses as a percentage of net sales increased during the second quarter and first six months of 2004 primarily due to higher payroll and benefit expenses, advertising costs and incremental costs associated with the acquisition of the Eckerd Operations.

        Interest expense, net consisted of the following:

	13 weeks ended		26 weeks ended
In millions	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Interest expense	$7.6	$13.8	$17.4	$27.8
Interest income	(1.6)	(1.1)	(3.6)	(2.5)

Interest expense, net	$6.0	$12.7	$13.8	$25.3

        The decrease in interest expense for the thirteen and twenty-six weeks ended July 3, 2004 was driven by decreased debt balances as a result of the repayment of $300 million 5.5% unsecured notes, which matured during the first quarter of 2004 and lower average debt interest rates on our outstanding borrowings.

        Income tax provision ~ Our effective income tax rate was 38.5% for the second quarter and first six months of 2004, compared to 38.4% for the respective periods of 2003. The increase in our effective income tax rate was primarily due to higher state income taxes.

        Net earnings for the second quarter of 2004 increased $34.7 million (or 17.4%) to $234.5 million, or $0.56 per diluted share, compared to $199.8 million, or $0.49 per diluted share, in the second quarter of 2003. Net earnings for the first six months of 2004 increased $83.0 million (or 21.0%) to $479.1 million, or $1.15 per diluted share, compared to $396.1 million, or $0.97 per diluted share, in the first six months of 2003.

Liquidity and Capital Resources

        We anticipate that cash flows from operations, supplemented by commercial paper and long-term borrowings, will continue to fund the growth of our business.

        Net cash provided by operating activities increased $214.2 million to $559.2 million during the first six months of 2004. This compares to net cash provided by operations of $345.0 million during the first six months of 2003. The increase in net cash provided by operations during the second quarter of 2004 primarily resulted from lower accounts receivable and increased net income. Accounts receivable decreased during the first six months of 2004 primarily because our January 3, 2004 year-end balances were higher than usual as a result of the period ending in the middle of many of our third party payors' biweekly payment cycles.

        Net cash used in investing activities increased to $492.0 million during the first six months of 2004. This compares to $442.8 million used during the first six months of 2003. The increase in net cash used in investing activities was primarily due to higher additions to property and equipment. Additions to property and equipment totaled $464.4 million in the first six months of 2004, compared to $406.7 million in the first six months of 2003. The majority of the spending in both periods supported our real estate development program. During the first six months of 2004, we opened 51 new stores, relocated 34 stores and closed 24 stores. For the remainder of 2004, we plan to open 125-150 new or relocated stores. We finance a portion of our new store development program through sale-leaseback transactions. Proceeds from sale-leaseback transactions totaled $4.7 million for the first six months of 2004, compared to $28.1 million during the first six months of 2003. The properties were sold at net book value and the resulting leases qualify and are accounted for as operating leases. As of July 3, 2004, we operated 4,206 retail and specialty pharmacy stores in 32 states and the District of Columbia.

        Net cash used in financing activities increased to $287.5 million during the first six months of 2004. This compares to $35.8 million net cash used in financing activities during the first six months of 2003. The increase in net cash used in financing activities was primarily due to the repayment of the $300 million 5.5% unsecured senior notes, which matured during the first quarter of 2004.

        We had no commercial paper outstanding as of July 3, 2004. In connection with our commercial paper program, we maintain a $650 million, five-year unsecured back-up credit facility, which expires on May 21, 2006. During the second quarter of 2004, we replaced a $600 million, 364-day unsecured back-up credit facility, which expired on May 17, 2004, with a $675 million, 364-day unsecured back-up credit facility, which expires on June 10, 2005. In preparation for the consummation of the acquisition of the Eckerd Operations, we entered into an additional $675 million five-year unsecured backup credit facility which expires on June 11, 2009 and a $1 billion bridge loan agreement which expires on January 28, 2005. The credit facilities allow for borrowings at various rates depending on our public debt rating. As of July 3, 2004, we had not borrowed against the credit facilities or the bridge loan.

        Our credit facilities and unsecured senior notes contain customary restrictive financial and operating covenants. These covenants do not include a requirement for the acceleration of our debt maturities in the event of a downgrade in our credit rating. We do not believe that the restrictions contained in these covenants materially affect our financial or operating flexibility.

        Our liquidity is based, in part, on maintaining investment-grade debt ratings. As of July 3, 2004, our long-term debt was rated "A3" by Moody's and "A-" by Standard & Poor's, and our commercial paper program was rated "P-2" by Moody's and "A-2" by Standard & Poor's, each on a stable outlook. In assessing our credit strength, we believe that both Moody's and Standard & Poor's consider, among other things, our capital structure and financial policies as well as our consolidated balance sheet, the acquisition of the Eckerd Operations and other financial information. If our debt ratings were to be downgraded it could adversely impact, among other things, our future borrowing costs, access to capital markets and new store operating lease costs.

        We believe that our cash on hand and cash provided by operations, together with our ability to obtain additional short-term and long-term financing, will be sufficient to cover our working capital needs, capital expenditures and debt service requirements for at least the next twelve months and the foreseeable future. During the third quarter of 2004, we anticipate entering into longer-term financing to finance a portion of the acquisition of the Eckerd Operations. To manage a portion of the risk associated with changes in market interest rates, we entered into eight individual Treasury-Lock Contracts (the "Contracts") with total notional amount of $600 million. The Contracts are expected to settle during the third quarter of 2004, the period in which we anticipate issuing longer-term financing. No hedge instruments were outstanding as of January 3, 2004.

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

        In connection with certain business dispositions completed between 1991 and 1997, we continue to guarantee lease obligations for approximately 706 former stores. The respective purchasers indemnify the Company for these obligations. If any of the purchasers were to become insolvent, we could be required to assume the lease obligation. However, management believes that any such liability would be unlikely to have a material effect on its financial position or results of operations. We refer you to the "Notes to Consolidated Financial Statements" on page 41 of our Annual Report on Form 10-K for the fiscal year ending January 3, 2004 for a detailed discussion of these guarantees.

Critical Accounting Policies

        We prepare our consolidated financial statements in conformity with generally accepted accounting principles, which requires management to make certain estimates and apply judgment. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the consolidated financial statements are prepared. On a regular basis, management reviews our accounting policies and how they are applied and disclosed in our consolidated financial statements. While management believes that the historical experience, current trends and other factors considered support the preparation of our consolidated financial statements in conformity with generally accepted accounting principles, actual results could differ from our estimates, and such differences could be material. We refer you to the "Notes to Consolidated Financial Statements" on pages 30 through 33 of our Annual Report on Form 10-K for the fiscal year ended January 3, 2004 for a discussion of our significant accounting policies. Management believes that the following accounting policies include a higher degree of judgment and/or complexity and, thus, are considered to be critical accounting policies. The critical accounting policies discussed below are applicable to both of our business segments. Management has discussed the development and selection of our critical accounting policies with the Audit Committee of our Board of Directors and the Audit Committee has reviewed the Company's disclosures relating to them.

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

        Our impairment loss calculation contains uncertainty since we must use judgment to estimate each store's future sales, profitability and cash flows. When preparing these estimates, we consider each store's historical results and current operating trends and our consolidated sales, profitability and cash flow results and forecasts. These estimates can be affected by a number of factors including, but not limited to, general economic conditions, the cost of real estate, the continued efforts of third party organizations to reduce prescription drug costs, the continued efforts of competitors to gain market share and consumer spending patterns. We have not made any material changes to our impairment loss assessment methodology during the past three years.

Closed Store Lease Liability

        We account for closed store lease termination costs in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." As such, when a leased store is closed, we record a liability for the estimated present value of the remaining obligation under the non-cancelable lease, which includes future real estate taxes, common area maintenance and other charges, if applicable. The liability is reduced by estimated future sublease income.

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

Self-Insurance Liabilities

        We are self insured for certain losses related to general liability, worker's compensation and auto liability although we maintain stop loss coverage with third party insurers to limit our total liability exposure. The estimate of our self-insurance liability contains uncertainty since we must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. When estimating our self-insurance liability, we consider a number of factors, which include, but are not limited to, historical claim experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. On a quarterly basis, we review our assumptions with our independent third party actuaries to determine that our self-insurance liability is adequate. We have not made any material changes in the accounting methodology used to establish our self-insurance liability during the past three years.

Inventory

        Our inventory is stated at the lower of cost or market on a first-in, first-out basis using the retail method of accounting to determine cost of sales and inventory in our stores, and the cost method of accounting to determine inventory in our distribution centers. Under the retail method, inventory is stated at cost, which is determined by applying a cost-to-retail ratio to the ending retail value of our inventory. Since the retail value of our inventory is adjusted on a regular basis to reflect current market conditions, our carrying value should approximate the lower of cost or market. In addition, we reduce the value of our ending inventory for estimated inventory losses that have occurred during the interim period between physical inventory counts. Physical inventory counts are taken on a regular basis in each location to ensure that the amounts reflected in the consolidated financials statements are properly stated.

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

Recent Accounting Pronouncements

        In May 2004, the Financial Accounting Standard Board issued Staff Position No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement Modernization Act of 2003." This statement requires disclosure of the effects of the Medicare Prescription Drug, Improvement and Modernization Act and an assessment of the impact of the federal subsidy on the accumulated postretirement benefit obligation and net periodic postretirement benefit cost. The statement is effective in the first interim or annual period beginning after June 15, 2004. We are currently evaluating the effect of adopting this statement, however, we do not expect the adoption will have a material impact on our consolidated results of operations or financial position.

Cautionary Statement Concerning Forward-Looking Statements

        The Private Securities Litigation Reform Act of 1995 (the "Reform Act") provides a safe harbor for forward-looking statements made by or on behalf of CVS Corporation. The Company and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders. Generally, the inclusion of the words "believe," "expect," "intend," "estimate," "project," "anticipate," "will," and similar expressions identify statements that constitute forward-looking statements. All statements addressing operating performance of CVS Corporation or any subsidiary, events, or developments that the Company expects or anticipates will occur in the future, including statements relating to sales growth, earnings or earnings per common share growth, free cash flow, debt rating, inventory levels, inventory turn and loss rates, store development, relocations and new market entries, as well as statements expressing optimism or pessimism about future operating results or events, are forward-looking statements within the meaning of the Reform Act. The forward-looking statements are and will be based upon management's then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. By their nature, all forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including but not limited to:

  •
  The continued efforts of health maintenance organizations, managed care organizations, pharmacy benefit management companies, governmental entities and other third party payors to reduce prescription drug costs and pharmacy reimbursement rates;

  •
  The growth of mail order pharmacies and changes to pharmacy benefit plans requiring maintenance medications to be filled exclusively through mail order pharmacies;

  •
  Our ability to integrate successfully and improve significantly the operating results of the Eckerd Operations;

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

Part I    Item 3

Quantitative and Qualitative Disclosures About Market Risk

        The Company believes its exposure to market risk associated with changes in interest rates inherent in its debt portfolio is not material. As of July 3, 2004, the Company's outstanding debt instruments were issued with fixed interest rates.

        During the third quarter of 2004, the Company expects to refinance a portion of the short-term borrowings issued to finance the acquisition of the Eckerd Operations, with longer-term financing. To manage a portion of the risk associated with changes in market interest rates, the Company entered into Treasury-Lock Contracts (the "Contracts") with total notional amounts of $600 million. The Contracts are expected to settle during the third quarter of 2004 in conjunction with the placement of the longer-term financing. As of July 3, 2004, the Company had no freestanding derivatives in place, other than the Contracts, and does not believe interest rate fluctuations through the settlement date of the Contracts will have a material impact on the Company's consolidated results of operations or financial position.

Part I    Item 4

Controls and Procedures

        (a)    Evaluation of disclosure controls and procedures:    The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 3, 2004, have concluded that as of such date the Company's disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

        (b)    Changes in internal controls:    There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II    Item 4

Submission of Matters to a Vote of Security Holders

        The following matters were submitted to a vote of security holders at our Annual Meeting of Stockholders, which was held on Wednesday, May 12, 2004 in Woonsocket, Rhode Island:

		For	Against	Abstained	Broker Non-Votes
1.	The election, for one-year terms, of all persons nominated for directors, as set forth in the Company's proxy statement dated March 31, 2004, was approved by the following votes:
	W. Don Cornwell	344,256,187	4,641,961	—	—
	Thomas P. Gerrity	339,684,990	9,213,158	—	—
	Stanley P. Goldstein	341,899,019	6,999,129	—	—
	Marian L. Heard	334,347,009	14,551,139	—	—
	William H. Joyce	341,212,922	7,658,226	—	—
	Terry R. Lautenbach	307,435,387	41,462,761	—	—
	Terrence Murray	341,957,458	6,940,690	—	—
	Sheli Z. Rosenberg	344,530,607	4,367,541	—	—
	Thomas M. Ryan	341,119,280	7,778,868	—	—
2.	Amendment of the Company's 1997 Incentive Compensation plan, as set forth in the Company's proxy statement dated March 31, 2004, was approved by the following vote:	285,079,764	20,813,800	2,802,986	40,201,598
3.	Ratification of the appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending January 1, 2005, was approved by the following vote:	340,574,752	5,544,552	2,778,844	—
4.	Stockholder proposal relating to executive compensation, as set forth in the Company's proxy statement dated March 31, 2004, was rejected by the following vote:	22,666,122	281,261,450	4,768,978	40,201,598

Part II    Item 6

Exhibits and Reports on Form 8-K

Exhibits:

3.1		Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to CVS Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).
3.1	A
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

        On August 2, 2004, we filed a Current Report on Form 8-K in connection with the completion of our acquisition from J.C. Penney Company, Inc., certain assets of Eckerd Corporation.

        On August 4, 2004, we filed a Current Report on Form 8-K in connection with a press release issued announcing our earnings for the second quarter ended July 3, 2004.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

CVS Corporation (Registrant)
/s/ DAVID B. RICKARD David B. Rickard Executive Vice President, Chief Financial Officer and Chief Administrative Officer
August 12, 2004

QuickLinks

INDEX
  Part I Item 1
CVS Corporation Consolidated Condensed Statements of Operations (Unaudited)
CVS Corporation Consolidated Condensed Balance Sheets (Unaudited)
CVS Corporation Consolidated Condensed Statements of Cash Flows (Unaudited)
CVS Corporation Notes to Consolidated Condensed Financial Statements (Unaudited)
  Part I Report of Independent Registered Public Accounting Firm
  Part I Item 2
Management's Discussion and Analysis of Financial Condition and Results of Operation
  Part I Item 3
Quantitative and Qualitative Disclosures About Market Risk
  Part I Item 4
Controls and Procedures
  Part II Item 4
Submission of Matters to a Vote of Security Holders
  Part II Item 6
Exhibits and Reports on Form 8-K
Signatures