Form 10-Q
period 2004-10-02
CVS CORP
filed 2004-11-10
CIK 64803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended	Commission File Number
October 2, 2004	001-01011

CVS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	05-0494040
(State of Incorporation)	(I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

Common Stock, $0.01 par value, issued and outstanding at November 4, 2004:

400,065,000 shares

Part I	Item 1

CVS Corporation

Consolidated Condensed Statements of Operations

(Unaudited – See accompanying review report of KPMG LLP)

	13 Weeks Ended		39 Weeks Ended
In millions, except per share amounts	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Net sales	$7,909.4	$6,378.1	$21,671.1	$19,135.8
Cost of goods sold, buying and warehousing costs	5,838.6	4,719.5	16,002.1	14,237.9

Gross margin	2,070.8	1,658.6	5,669.0	4,897.9
Selling, general and administrative expenses	1,636.2	1,256.1	4,252.1	3,659.1
Depreciation and amortization	118.6	85.8	308.1	253.8

Total operating expenses	1,754.8	1,341.9	4,560.2	3,912.9

Operating profit	316.0	316.7	1,108.8	985.0
Interest expense, net	15.8	11.8	29.6	37.1

Earnings before income tax provision	300.2	304.9	1,079.2	947.9
Income tax provision	115.6	117.1	415.5	364.0

Net earnings	184.6	187.8	663.7	583.9
Preference dividends, net of income tax benefit	3.6	3.7	10.9	11.0

Net earnings available to common shareholders	$181.0	$184.1	$652.8	$572.9

Basic earnings per common share:
Net earnings	$0.45	$0.47	$1.64	$1.45

Weighted average basic common shares outstanding	399.6	394.8	398.0	394.1

Diluted earnings per common share:
Net earnings	$0.44	$0.46	$1.59	$1.42

Weighted average diluted common shares outstanding	416.5	408.3	414.6	407.0

Dividends declared per common share	$0.06625	$0.0575	$0.19875	$0.1725

See accompanying notes to consolidated condensed financial statements.

Part I	Item 1

CVS Corporation

Consolidated Condensed Balance Sheets

(Unaudited – See accompanying review report of KPMG LLP)

In millions, except share and per share amounts	October 2, 2004	January 3, 2004
Assets:
Cash and cash equivalents	$354.4	$843.2
Accounts receivable, net	1,578.9	1,349.6
Inventories	5,412.4	4,016.5
Deferred income taxes	246.3	252.1
Other current assets	105.7	35.1

Total current assets	7,697.7	6,496.5

Property and equipment, net	3,503.0	2,542.1
Goodwill	1,868.1	889.0
Intangible assets, net	876.5	403.7
Deferred income taxes	176.5	—
Other assets	223.7	211.8

Total assets	$14,345.5	$10,543.1

Liabilities:
Accounts payable	$2,309.9	$1,666.4
Accrued expenses	1,561.3	1,499.6
Short-term debt	956.5	—
Current portion of long-term debt	23.3	323.2

Total current liabilities	4,851.0	3,489.2

Long-term debt	1,952.3	753.1
Deferred income taxes	—	41.6
Other long-term liabilities	828.1	237.4

Shareholders’ equity:
Preference stock, series one ESOP convertible, par value $1.00: authorized 50,000,000 shares; issued and outstanding 4,379,000 shares at October 2, 2004 and 4,541,000 shares at January 3, 2004	234.0	242.7
Common stock, par value $0.01: authorized 1,000,000,000 shares; issued 413,436,000 shares at October 2, 2004 and 410,187,000 shares at January 3, 2004	4.1	4.1
Treasury stock, at cost: 13,560,000 shares at October 2, 2004 and 14,803,000 shares at January 3, 2004	(392.9)	(428.6)
Guaranteed ESOP obligation	(163.2)	(163.2)
Capital surplus	1,658.3	1,557.2
Retained earnings	5,431.2	4,846.5
Accumulated other comprehensive loss	(57.4)	(36.9)

Total shareholders’ equity	6,714.1	6,021.8

Total liabilities and shareholders’ equity	$14,345.5	$10,543.1

See accompanying notes to consolidated condensed financial statements.

Part I	Item 1

CVS Corporation

Consolidated Condensed Statements of Cash Flows

(Unaudited – See accompanying review report of KPMG LLP)

	39 Weeks Ended
In millions	October 2, 2004	September 27, 2003
Cash flows from operating activities:
Net earnings	$663.7	$583.9
Adjustments required to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	308.1	253.8
Deferred income taxes and other noncash items	(40.2)	30.4
Change in operating assets and liabilities, providing/(requiring) cash, net of effects from acquisitions:
Accounts receivable, net	125.4	(41.7)
Inventories	(432.2)	(5.5)
Other current assets	(42.0)	1.4
Other assets	1.3	(11.1)
Accounts payable	159.2	(8.3)
Accrued expenses	(148.5)	(35.7)
Other long-term liabilities	123.8	(10.5)

Net cash provided by operating activities	718.6	756.7

Cash flows from investing activities:
Additions to property and equipment	(812.1)	(760.2)
Proceeds from sale-leaseback transactions	52.0	155.2
Acquisitions (net of cash acquired) and investments	(2,307.0)	(87.7)
Cash outflow from hedging activities	(32.8)	—
Proceeds from sale or disposal of assets	14.7	7.8

Net cash used in investing activities	(3,085.2)	(684.9)

Cash flows from financing activities:
Additions to (reductions in) short-term debt	956.5	(4.8)
Dividends paid	(79.0)	(68.0)
Additions to long-term debt	1,200.0	—
Reductions in long-term debt	(300.7)	(0.5)
Proceeds from exercise of stock options	101.0	28.4

Net cash provided by (used in) financing activities	1,877.8	(44.9)

Net (decrease) increase in cash and cash equivalents	(488.8)	26.9
Cash and cash equivalents at beginning of period	843.2	700.4

Cash and cash equivalents at end of period	$354.4	$727.3

See accompanying notes to consolidated condensed financial statements.

Part I	Item 1

CVS Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited – See accompanying review report of KPMG LLP)

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

	13 weeks ended		39 weeks ended
In millions, except per share amount	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Net earnings, as reported	$184.6	$187.8	$663.7	$583.9
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects (1)	0.3	0.6	1.2	1.6
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	9.7	12.3	30.9	38.3

Pro forma net earnings	$175.2	$176.1	$634.0	$547.2

Basic EPS:
As reported	$0.45	$0.47	$1.64	$1.45
Pro forma	0.43	0.44	1.57	1.36

Diluted EPS:
As reported	$0.44	$0.46	$1.59	$1.42
Pro forma	0.42	0.43	1.52	1.34

(1)	Amounts represent the after-tax compensation costs for restricted stock grants.

Part I	Item 1

CVS Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited – See accompanying review report of KPMG LLP)

Note 3

On July 31, 2004, the Company acquired certain assets and assumed certain liabilities from J.C. Penney Company, Inc. and certain of its subsidiaries, including Eckerd Corporation (“Eckerd”). The assets acquired and the liabilities assumed included 1,268 Eckerd retail drugstores and Eckerd Health Services, which includes Eckerd’s mail order and pharmacy benefit management businesses (collectively, the “Acquired Businesses”). The Company believes that the acquisition of the Acquired Businesses is consistent with its long-term strategy of expanding its retail drugstore business in high-growth markets and increasing the size and product offerings of its pharmacy benefits management business. The results of operations of the Acquired Businesses from August 1, 2004 through October 2, 2004, have been included in the Company’s consolidated statements of operations for the thirteen and thirty-nine week periods ended October 2, 2004.

The purchase price under the Asset Purchase Agreement is $2.15 billion and is subject to adjustment based on the final working capital of the Acquired Businesses as of the closing date. The Company anticipates that the adjustment to the purchase price will be finalized before the end of the first quarter of fiscal 2005. The Company obtained funding for the acquisition through a combination of cash and commercial paper and subsequently repaid a portion of the commercial paper used to fund the acquisition with the proceeds received from the issuance of $650 million of 4.0% unsecured senior notes due September 15, 2009 and $550 million of 4.875% unsecured senior notes due September 15, 2014.

The following allocation of the purchase price and estimated transaction costs, as of July 31, 2004, is preliminary and is based on information that was available to management at the time the financial statements were prepared. Accordingly, the allocation will change and the impact of such changes could be material.

Estimated Assets Acquired and Liabilities Assumed as of July 31, 2004

In millions
Cash and cash equivalents	$3.0
Accounts receivable	361.5
Inventories	953.0
Other current assets	75.2

Total current assets	1,392.7

Property and equipment	464.1
Goodwill	979.1
Intangible assets	501.1
Other assets	132.5

Total assets acquired	3,469.5

Accounts payable	484.3
Accrued expenses	338.8

Total current liabilities	823.1

Other long-term liabilities	467.7

Total liabilities	1,290.8

Net assets acquired	2,178.7

Part I	Item 1

CVS Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited – See accompanying review report of KPMG LLP)

The following pro forma combined results of operations have been provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods presented or that will be achieved by the combined company in the future:

	13 weeks ended		39 weeks ended
In millions, except per share amounts	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Pro forma:(1)(2)
Net sales	$8,399.4	$8,119.1	$25,641.1	$24,442.8
Net earnings	181.5	177.3	655.7	597.5

Basic earnings per share	$0.45	$0.44	$1.62	$1.49
Diluted earnings per share	0.43	0.43	1.57	1.46

(1)	The pro forma combined results of operations assume that the acquisition of the Acquired Businesses occurred at the beginning of each period presented. Such results have been prepared by adjusting the historical results of the Company to include the historical results of the Acquired Businesses, the incremental interest expense and the impact of the preliminary purchase price allocation discussed above.
(2)	The following pro forma combined results of operations do not include any cost savings that may result from the combination of the Company and the Acquired Businesses or any costs that will be incurred by the Company to integrate the Acquired Businesses.

Note 4

As of October 2, 2004, the Company operated 5,383 retail and specialty pharmacy stores in 36 states and the District of Columbia. The Company currently operates two business segments, Retail Pharmacy and PBM. The Company’s business segments are operating units that offer different products and services, and require distinct technology and marketing strategies.

As of October 2, 2004, the Retail Pharmacy segment included 5,336 retail drugstores and the Company’s online retail website, CVS.com®. The retail drugstores, which operate or will operate under the CVS® or CVS/pharmacy® name, are located in 34 states and the District of Columbia. The Retail Pharmacy segment is the Company’s only reportable segment.

The PBM segment, which operates or will operate under the PharmaCare® name, provides a full range of prescription benefit management services to managed care and other organizations. These services include plan design and administration, formulary management, mail order pharmacy services, claims processing and generic substitution. The PBM segment also includes the Company’s specialty pharmacy business, which focuses on supporting individuals that require complex and expensive drug therapies. The PBM segment operates 47 retail and specialty pharmacies, located in 19 states and the District of Columbia.

Part I	Item 1

CVS Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited – See accompanying review report of KPMG LLP)

Following is a reconciliation of the Company’s business segments to the consolidated condensed financial statements as of and for the respective periods:

In millions	Retail Pharmacy Segment	PBM Segment	Consolidated Totals
13 weeks ended:
October 2, 2004:
Net sales	$7,371.8	$537.6	$7,909.4
Operating profit	282.5	33.5	316.0
September 27, 2003:
Net sales	$6,072.6	$305.5	$6,378.1
Operating profit	292.0	24.7	316.7

39 weeks ended:
October 2, 2004:
Net sales	$20,471.3	$1,199.8	$21,671.1
Operating profit	1,025.9	82.9	1,108.8
September 27, 2003:
Net sales	$18,179.3	$956.5	$19,135.8
Operating profit	911.9	73.1	985.0

Total assets:
October 2, 2004	$13,009.6	$1,335.9	$14,345.5
January 3, 2004	9,975.0	568.1	10,543.1

Note 5

Following are the components of net interest expense:

	13 weeks ended		39 weeks ended
In millions	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Interest expense	$17.1	$13.3	$34.5	$41.1
Interest income	(1.3)	(1.5)	(4.9)	(4.0)

Interest expense, net	$15.8	$11.8	$29.6	$37.1

Part I	Item 1

CVS Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited – See accompanying review report of KPMG LLP)

Note 6

Accumulated other comprehensive loss consists of a minimum pension liability and unrealized losses on derivatives. The minimum pension liability totaled $59.4 million pre-tax ($36.9 million after-tax) as of October 2, 2004 and January 3, 2004. The unrealized loss on derivatives totaled $32.5 million pre-tax ($20.5 million after-tax) as of October 2, 2004.

Following are the changes in comprehensive income:

	13 weeks ended		39 weeks ended
In millions	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Net earnings, as reported	$184.6	$187.8	$663.7	$583.9
Other comprehensive loss:
Unrealized loss on derivatives	(10.0)	—	(20.5)	—

Total comprehensive income, net of taxes	$174.6	$187.8	$643.2	$583.9

During the third quarter of 2004, the Company refinanced a portion of the short-term debt issued to finance the acquisition of the Acquired Businesses with long-term financing. To manage a portion of the risk associated with potential changes in market interest rates, the Company entered into Treasury-Lock Contracts (the “Contracts”) with total notional amounts of $600 million. The Company settled these Contracts during the third quarter of 2004 in conjunction with the placement of the long-term financing at a loss of $32.8 million. The Company accounts for derivatives in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities” as modified by SFAS No. 138 “Accounting for Derivative Instruments and Certain Hedging Activities,” which requires the resulting loss to be recorded in shareholders’ equity as a component of accumulated other comprehensive loss. This unrealized loss will be amortized as a component of interest expense, over the life of the related long-term financing.

As of October 2, 2004, the Company had no freestanding derivatives in place.

Note 7

The Company accounts for goodwill and intangibles under SFAS No. 142, “Goodwill and Other Intangible Assets.” As such, goodwill and other indefinite-lived intangible assets are not amortized, but are subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate that there may be an impairment. During the third quarter of 2004, the Company performed the required annual goodwill impairment test. That annual review concluded there was no impairment of goodwill.

The carrying amount of goodwill as of October 2, 2004 was $1,868.1 million. For the thirty-nine weeks ended October 2, 2004, goodwill increased $979.1 million due to the acquisition of the Acquired Businesses. There has been no impairment of goodwill during the thirty-nine weeks ended October 2, 2004.

Intangible assets other than goodwill are required to be separated into two categories: finite-lived and indefinite-lived. Intangible assets with finite useful lives are amortized over their estimated useful life, while intangible assets with indefinite useful lives are not amortized. The Company currently has no intangible assets with indefinite lives.

Part I	Item 1

CVS Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited – See accompanying review report of KPMG LLP)

Following is a summary of the Company’s amortizable intangible assets as of the respective balance sheet dates:

	As of October 2, 2004		As of January 3, 2004
In millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer lists and Covenants not to compete	$1,082.6	$(295.0)	$571.3	$(241.4)
Favorable leases and Other	175.0	(86.1)	152.3	(78.5)

	$1,257.6	$(381.1)	$723.6	$(319.9)

The increase in customer lists and covenants not to compete during the thirty-nine weeks ended October 2, 2004 resulted primarily from the acquisition of the Acquired Businesses. The increase in favorable leases and other intangibles during the thirty-nine weeks ended October 2, 2004 resulted primarily from the acquisition of the Acquired Businesses. The amortization expense for these finite-lived intangible assets for the thirteen and thirty-nine week periods ended October 2, 2004 was $27.4 million and $63.9 million, respectively. Based on the preliminary purchase price allocation discussed above, the anticipated annual amortization expense for these intangible assets is $90.3 million, $117.8 million, $112.2 million, $107.2 million, $101.7 million and $93.5 million in 2004, 2005, 2006, 2007, 2008 and 2009, respectively.

Note 8

The Company previously disclosed in its financial statements for the year ended January 3, 2004, that it expected to make cash contributions to the defined benefit pension plans during the next fiscal year of $17.5 million. As of October 2, 2004, the Company has made contributions of $9.7 million and presently believes it will make cash contributions of $7.8 during the fourth quarter of fiscal 2004.

Following is a summary of the net periodic pension costs for the defined benefit and other postretirement benefit plans for the respective periods.

	Defined Benefit Plans
	13 weeks ended		39 weeks ended
In millions	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Service cost	$0.2	$0.2	$0.6	$0.6
Interest cost on benefit obligation	5.1	5.1	15.4	15.3
Expected return on plan assets	(4.6)	(4.6)	(13.9)	(13.8)
Amortization of net loss (gain)	0.8	0.3	2.5	1.1
Amortization of prior service cost	0.1	0.1	0.1	0.1
Settlement gain	—	—	—	—

Net periodic pension cost	$1.6	$1.1	$4.7	$3.3

Part I	Item 1

CVS Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited – See accompanying review report of KPMG LLP)

	Other Postretirement Benefits
	13 weeks ended		39 weeks ended
In millions	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Service cost	$—	$—	$—	$—
Interest cost on benefit obligation	0.2	0.2	0.6	0.6
Expected return on plan assets	—	—	—	—
Amortization of net loss (gain)	—	—	—	—
Amortization of prior service cost	—	—	—	—
Settlement gain	(0.1)	—	(0.3)	—

Net periodic pension cost	$0.1	$0.2	$0.3	$0.6

The Company adopted the Financial Accounting Standards Board Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement Modernization Act of 2003,” effective June 15, 2004. This statement requires disclosure of the effects of the Medicare Prescription Drug, Improvement and Modernization Act and an assessment of the impact of the federal subsidy on the accumulated postretirement benefit obligation and net periodic postretirement benefit cost. The adoption of this Statement did not have a material impact on the Company’s consolidated results of operations, financial position or related disclosures.

Note 9

Basic earnings per common share is computed by dividing: (i) net earnings, after deducting the after-tax dividends on the ESOP preference stock, by (ii) the weighted average number of common shares outstanding during the period (the “Basic Shares”).

When computing diluted earnings per common share, the Company assumes that the ESOP preference stock is converted into common stock and all dilutive stock options are exercised. After the assumed ESOP preference stock conversion, the ESOP Trust would hold common stock rather than ESOP preference stock and would receive common stock dividends ($0.265 and $0.230 annually per share in 2004 and 2003, respectively) rather than ESOP preference stock dividends (currently $3.90 annually per share). Since the ESOP Trust uses the dividends it receives to service its debt, the Company would have to increase its contribution to the ESOP Trust to compensate it for the lower dividends. This additional contribution would reduce the Company’s net earnings, which in turn, would reduce the amounts that would have to be accrued under the Company’s incentive compensation plans. Diluted earnings per common share is computed by dividing: (i) net earnings, after accounting for the difference between the dividends on the ESOP preference stock and common stock and after making adjustments for the incentive compensation plans by (ii) Basic shares plus the additional shares that would be issued assuming that all dilutive stock options are exercised and the ESOP preference stock is converted into common stock. Options to purchase 4.9 million and 19.0 million shares of common stock were outstanding as of October 2, 2004 and September 27, 2003, respectively, but were not included in the calculation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Part I	Item 1

CVS Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited – See accompanying review report of KPMG LLP)

Following is a reconciliation of basic and diluted earnings per common share for the respective periods:

	13 Weeks Ended		39 Weeks Ended
In millions, except per share amounts	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Numerator for earnings per common share calculation:
Net earnings	$184.6	$187.8	$663.7	$583.9
Preference dividends, net of income tax benefit	(3.6)	(3.7)	(10.9)	(11.0)

Net earnings available to common shareholders, basic	$181.0	$184.1	$652.8	$572.9

Net earnings	$184.6	$187.8	$663.7	$583.9
Dilutive earnings adjustments	(1.3)	(1.6)	(4.0)	(4.8)

Net earnings available to common shareholders, diluted	$183.3	$186.2	$659.7	$579.1

Denominator for earnings per common share calculation:
Weighted average common shares, basic	399.6	394.8	398.0	394.1
Effect of dilutive securities:
ESOP preference stock	10.1	10.6	10.2	10.7
Stock options	6.8	2.9	6.4	2.2

Weighted average common shares, diluted	416.5	408.3	414.6	407.0

Basic earnings per common share	$0.45	$0.47	$1.64	$1.45

Diluted earnings per common share	$0.44	$0.46	$1.59	$1.42

Part I	Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

CVS Corporation:

We have reviewed the consolidated condensed balance sheet of CVS Corporation and subsidiaries as of October 2, 2004, and the related consolidated condensed statements of operations and cash flows for the thirteen and thirty-nine week periods ended October 2, 2004 and September 27, 2003. These consolidated condensed financial statements are the responsibility of the Company’s management.

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

October 29, 2004

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operation

Introduction

Our company is a leader in the retail drugstore industry in the United States. We sell prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, greeting cards, film and photo finishing services, beauty products and cosmetics, seasonal merchandise and convenience foods through our CVS/pharmacy® retail stores, acquired retail stores, and online through CVS.com®. We also provide Pharmacy Benefit Management and specialty pharmacy services through PharmaCare® and the acquired pharmacy benefit management business. As of October 2, 2004, we operated 5,383 retail and specialty pharmacy stores in 36 states and the District of Columbia.

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

On July 31, 2004, the Company acquired certain assets and assumed certain liabilities from J.C. Penney Company, Inc. and certain of its subsidiaries, including Eckerd Corporation (“Eckerd”). The assets acquired and the liabilities assumed included 1,268 Eckerd retail drugstores and Eckerd Health Services, which includes Eckerd’s mail order and pharmacy benefit management businesses (collectively, the “Acquired Businesses”). The Company believes that the acquisition of the Acquired Businesses is consistent with its long-term strategy of expanding its retail drugstore business in high-growth markets and increasing the size and product offerings of its pharmacy benefits management business.

The purchase price under the Asset Purchase Agreement is $2.15 billion and is subject to adjustment based on the final working capital of the Acquired Businesses as of the closing date. The Company anticipates that the adjustment to the purchase price will be finalized before the end of the first quarter of fiscal 2005. The Company obtained funding for the acquisition through a combination of cash and commercial paper and subsequently repaid a portion of the commercial paper used to fund the acquisition with the proceeds received from the issuance of $650 million of 4.0% unsecured senior notes due September 15, 2009 and $550 million of 4.875% unsecured senior notes due September 15, 2014.

During the twelve months preceding the acquisition of the Acquired Businesses, the sales performance of acquired stores declined significantly. We believe the decline in performance is attributable to, among other things, poor operational execution and ineffective promotional and merchandising strategies. As a result, we believe the stores should benefit considerably from our leading-edge technology and expertise in important areas such as merchandising, logistics, customer service and marketing. We will begin to implement a wide range of initiatives designed to improve sales, build customer loyalty and improve inventory management. We cannot, however, guarantee these initiatives will produce the desired improvements.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion explains the material changes in our results of operations for the thirteen and thirty-nine weeks ended October 2, 2004 and September 27, 2003 and the significant developments affecting our financial condition since January 3, 2004. The performance of the Acquired Businesses from August 1, 2004 through October 2, 2004 is reflected in our results of operations for the thirteen and thirty-nine weeks ended October 2, 2004. We strongly recommend that you read our audited consolidated financial statements and footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operation included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

Results of Operations

Thirteen and Thirty-Nine Weeks Ended October 2, 2004 versus September 27, 2003

Net sales ~ The following table summarizes our sales performance for the respective periods:

	13 Weeks Ended		39 Weeks Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Net sales (in billions)	$7.9	$6.4	$21.7	$19.1
Net sales increase:
Total	24.0%	8.5%	13.2%	7.3%
Pharmacy	27.0%	10.2%	14.8%	9.4%
Front Store	17.1%	4.8%	9.7%	2.7%
Same store sales increase(1):
Total	5.2%	6.4%	5.9%	5.2%
Pharmacy	6.8%	8.5%	7.3%	7.7%
Front Store	1.8%	1.9%	2.7%	0.2%
Pharmacy percentage of total sales	71.0%	69.4%	70.2%	69.2%
Third party percentage of pharmacy sales	93.8%	93.0%	93.9%	93.1%

(1)	Same store sales do not include the sales results of the stores acquired on July 31, 2004. The acquired stores will be included in same store sales following the one-year anniversary of the acquisition, beginning in fiscal August 2005.

As you review our sales performance, we believe you should consider the following important information:

•	Total sales benefited from added sales from the Acquired Businesses and new store openings (5,383 stores open at the end of the third quarter of fiscal 2004, compared with 4,137 at the end of the third quarter of fiscal 2003.) The acquired operations accounted for a sales increase of approximately 1,640 basis points for the quarter and approximately 530 basis points for the first nine months of 2004. New store openings accounted for a sales increase of approximately 200 basis points for the quarter and approximately 180 basis points for the first nine months of 2004. Sales also continued to benefit from our active relocation program, which seeks to move our existing shopping center stores to larger, more convenient, freestanding locations. Historically, we have achieved significant improvements in customer count and net sales when we do this. Although the number of annual relocations has decreased, our relocation strategy remains an important component of our overall growth strategy. As of October 2, 2004, 54% of our existing stores were freestanding.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operation

•	Our pharmacy sales growth continued to benefit from new market expansions, increased penetration in existing markets, our ability to attract and retain managed care customers and favorable industry trends. These trends include an aging American population; many “baby boomers” are now in their fifties and are utilizing a greater number of prescription drugs. The increased use of pharmaceuticals as the first line of defense for healthcare also contributed to the growing demand for pharmacy services.

•	Pharmacy sales dollars continue to be negatively impacted by the conversion of brand named drugs to equivalent generic drugs, which typically have a lower selling price. In addition, our pharmacy growth has been adversely affected by the growth of the mail order channel, a decline in the number of significant new drug introductions, higher consumer co-payments and an increase in the number of over-the-counter remedies which had historically only been available by prescription.

Gross margin, which includes net sales less the cost of merchandise sold during the reporting period and the related purchasing costs, warehousing costs, delivery costs and actual and estimated inventory losses, increased $412.2 million (or 24.9%) to $2.1 billion, and constituted 26.2% of net sales for the third quarter of 2004, compared to $1.7 billion or 26.0% of net sales in the third quarter of 2003. Gross margin for the first nine months of 2004 increased $771.1 million (or 15.7%) to $5.7 billion, and constituted 26.2% of net sales, compared to $4.9 billion, or 25.6% of net sales in the first nine months of 2003.

As you review our performance in this area, we believe you should consider the following important information:

•	Our gross margin rate continues to benefit from the increase in generic drug sales (discussed above), which normally yield a higher gross margin rate than brand name drug sales. In addition, our gross margin rate benefited from reduced inventory losses as a result of programs initiated during the second half of 2002 and subsequent periods. While we believe these programs will continue to provide operational benefits, particularly for the Acquired Businesses, we expect the future financial improvement to be less significant. In addition, we cannot guarantee that our programs will continue to reduce inventory losses.

•	Pharmacy sales are growing at a faster pace than front store sales. On average, our gross margin on pharmacy sales is lower than our gross margin on front store sales. Pharmacy sales as a percentage of total sales for the third quarter and first nine months of 2004 were 71.0% and 70.2%, respectively, compared to 69.4% in the third quarter of 2003 and 69.2% in the first nine months of 2003.

•	Sales to customers covered by third party insurance programs have continued to increase and, thus, have become a larger part of our total pharmacy business. On average, our gross margin on third party pharmacy sales is lower than our gross margin on cash pharmacy sales. Third party prescription sales for the third quarter and first nine months of 2004 were 93.8% and 93.9%, respectively, of pharmacy sales, versus 93.0% in the third quarter of 2003 and 93.1% in the first nine months of 2003.

•	In recent years, our third party gross margin rates have been adversely affected by the efforts of managed care organizations, pharmacy benefit managers, governmental, and other third party payors to reduce prescription drug costs. To address this trend, we have dropped and/or renegotiated a number of third party programs that fell below our minimum profitability standards. These efforts have helped to improve third party reimbursement rates. However, numerous legislatures have proposed, or at least appear to be considering further reductions in pharmacy reimbursement rates for Medicaid and other governmental programs as well as other measures designed to reduce prescription plan drug costs. In the event this trend continues and we elect to, for any reason, withdraw from third party programs and/or decide not to participate in future programs that fall below our minimum profitability standards, we may not be able to sustain our current rate of sales growth and gross margin dollars could be adversely impacted.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operation

Total operating expenses, which include store and administrative payroll, employee benefits, store and administrative occupancy costs, selling expenses, advertising expenses, administrative expenses and depreciation and amortization expense, increased $412.9 million (or 30.8%) to $1,754.8 million, and constituted 22.2% of net sales for the third quarter of 2004, compared to $1,341.9 million, or 21.0% of net sales in the third quarter of 2003. Total operating expenses for the first nine months of 2004 increased $647.3 million (or 16.5%) to $4,560.2 million and constituted 21.0% of net sales, compared to $3,912.9 million or 20.5% of net sales in the first nine months of 2003. Total operating expenses as a percentage of net sales increased during the third quarter and first nine months of 2004 primarily due to additional integration and incremental costs incurred as result of the acquisition of the Acquired Businesses.

Interest expense, net consisted of the following:

	13 weeks ended		39 weeks ended
In millions	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Interest expense	$17.1	$13.3	$34.5	$41.1
Interest income	(1.3)	(1.5)	(4.9)	(4.0)

Interest expense, net	$15.8	$11.8	$29.6	$37.1

The increase in interest expense for the thirteen weeks ended October 2, 2004 was primarily driven by the increase in debt used to fund the acquisition of the Acquired Businesses, during the third quarter of 2004. The decrease in interest expense for the thirty-nine weeks ended October 2, 2004 was driven by a combination of lower average debt balances as a result of the repayment of the $300 million of 5.5% unsecured notes, which matured during the first quarter of 2004, and lower average interest rates on our outstanding borrowings.

Income tax provision ~ Our effective income tax rate was 38.5% for the third quarter and first nine months of 2004, compared to 38.4% for the respective periods of 2003. The increase in our effective income tax rate was primarily due to higher state income taxes.

Net earnings for the third quarter of 2004 decreased $3.2 million (or 1.7%) to $184.6 million, or $0.44 per diluted share, compared to $187.8 million, or $0.46 per diluted share, in the third quarter of 2003. Net earnings for the first nine months of 2004 increased $79.8 million (or 13.7%) to $663.7 million, or $1.59 per diluted share, compared to $583.9 million, or $1.42 per diluted share, in the first nine months of 2003.

Liquidity and Capital Resources

We anticipate that cash flows from operations, supplemented by commercial paper and long-term borrowings, will continue to fund the growth of our business.

Net cash provided by operating activities decreased $38.1 million to $718.6 million during the first nine months of 2004. This compares to net cash provided by operations of $756.7 million during the first nine months of 2003. The decrease in net cash provided by operations during the first nine months of 2004 primarily resulted from higher inventory levels offset, in part, by increased net earnings. The elevated inventory levels are primarily the result of inventory that was purchased to reset the acquired stores with the appropriate CVS/pharmacy® product mix. Accounts receivable decreased during the first nine months of 2004 primarily because our January 3, 2004 year-end balances were higher than usual as a result of the January period ending in the middle of many of our third party payors’ biweekly payment cycles.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operation

Net cash used in investing activities increased to $3,085.2 million during the first nine months of 2004. This compares to $684.9 million used during the first nine months of 2003. The increase in net cash used in investing activities was due to the acquisition of the Acquired Businesses as well as higher additions to property and equipment. Additions to property and equipment totaled $812.1 million in the first nine months of 2004, compared to $760.2 million in the first nine months of 2003. The majority of the spending in both periods supported our real estate development program. Excluding the impact of the acquisition, during the first nine months of 2004, we opened 100 new stores, relocated 71 stores and closed 30 stores. For the remainder of 2004, we plan to open 50-60 new or relocated stores. We finance a portion of our new store development program through sale-leaseback transactions. Proceeds from sale-leaseback transactions totaled $52.0 million for the first nine months of 2004, compared to $155.2 million during the first nine months of 2003. The properties were sold at net book value and the resulting leases qualify and are accounted for as operating leases. As of October 2, 2004, we operated 5,383 retail and specialty pharmacy stores in 36 states and the District of Columbia.

Net cash provided by financing activities increased to $1,877.8 million during the first nine months of 2004. This compares to $44.9 million net cash used in financing activities during the first nine months of 2003. The increase in net cash provided by financing activities was primarily due to the financing of the acquisition of the Acquired Businesses, including the private placement of the Notes (defined below), during the third quarter of 2004. The increase was offset, in part, by the repayment of the $300 million 5.5% unsecured senior notes, which matured during the first quarter of 2004.

We had $956.5 million of commercial paper outstanding at a weighted average interest rate of 1.6% as of October 2, 2004. In connection with our commercial paper program, we maintain a $650 million, five-year unsecured back-up credit facility, which expires on May 21, 2006, and a $675 million, 364-day unsecured back-up credit facility, which expires on June 10, 2005. In addition, we maintain a $675 million five-year unsecured backup credit facility, which expires on June 11, 2009 and a $1 billion bridge loan, which expires on January 28, 2005. The credit facilities allow for borrowings at various rates depending on our public debt rating. As of October 2, 2004, we had no outstanding borrowings against the credit facilities or the bridge loan.

On September 14, 2004, we privately placed $650 million of 4.0% unsecured senior notes due September 15, 2009 and $550 million 4.875% unsecured senior notes due September 15, 2014 (collectively the “Notes”). The Notes pay interest semi-annually and may be redeemed at any time, in whole or in part at a defined redemption price plus accrued interest. Net proceeds from the Notes were used to repay a portion of the outstanding commercial paper issued to finance the acquisition of the Acquired Businesses.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operation

Our liquidity is based, in part, on maintaining investment-grade debt ratings. As of October 2, 2004, our long-term debt was rated “A3” by Moody’s and “A-” by Standard & Poor’s, and our commercial paper program was rated “P-2” by Moody’s and “A-2” by Standard & Poor’s, each on a stable outlook. In assessing our credit strength, we believe that both Moody’s and Standard & Poor’s considered, among other things, our capital structure and financial policies as well as our consolidated balance sheet, the acquisition of the Acquired Businesses and other financial information. Our debt ratings have a direct impact on our future borrowing costs, access to capital markets and new store operating lease costs.

We believe that our cash on hand and cash provided by operations, together with our ability to obtain additional short-term and long-term financing, will be sufficient to cover our working capital needs, capital expenditures and debt service requirements for at least the next twelve months and the foreseeable future.

Off-Balance Sheet Arrangements

Other than in connection with executing operating leases, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and do not have or guarantee any off-balance sheet debt.

We finance a portion of our new store development through sale-leaseback transactions, which involves selling stores to unrelated parties at net book value and then leasing the stores back under leases that qualify and are accounted for as operating leases. We do not have any retained or contingent interests in the stores and we do not provide any guarantees, other than a corporate level guarantee of the lease payments, in connection with the sale-leaseback transactions. In accordance with generally accepted accounting principles, our operating leases are not reflected in our consolidated balance sheet.

In connection with certain business dispositions completed between 1991 and 1997, we continue to guarantee lease obligations for approximately 700 former stores. The respective purchasers are obligated to indemnify the Company for these obligations. If any of the purchasers were to become insolvent, the Company could be required to assume the lease obligation. However, management believes that any such liability would be unlikely to have a material effect on its financial position or results of operations. We refer you to the “Notes to Consolidated Financial Statements” on page 41 of our Annual Report on Form 10-K for the fiscal year ending January 3, 2004 for a detailed discussion of these guarantees.

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

Recent Accounting Pronouncements

We adopted the Financial Accounting Standards Board Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement Modernization Act of 2003,” effective June 15, 2004. This statement requires disclosure of the effects of the Medicare Prescription Drug, Improvement and Modernization Act and an assessment of the impact of the federal subsidy on the accumulated postretirement benefit obligation and net periodic postretirement benefit cost. The adoption of this Statement did not have a material impact on our consolidated results of operations or financial position.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operation

The forward-looking statements are and will be based upon management’s then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. By their nature, all forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including but not limited to:

•	The continued efforts of health maintenance organizations, managed care organizations, pharmacy benefit management companies, governmental entities and other third party payors to reduce prescription drug costs and pharmacy reimbursement rates;

•	The growth of mail order pharmacies and changes to pharmacy benefit plans requiring maintenance medications to be filled exclusively through mail order pharmacies;

•	Our ability to integrate successfully and improve significantly the operating results of the Acquired Businesses in accordance with plan;

•	Increased competition from other drugstore chains, supermarkets, membership clubs, discount retailers and internet companies (e-commerce) as well as changes in consumer preferences or loyalties;

•	The frequency and rate of introduction of successful new prescription drugs;

•	Our ability to generate sufficient cash flows to support capital expansion and general operating activities;

•	Interest rate fluctuations and changes in capital market conditions or other events affecting our ability to obtain necessary financing on favorable terms;

•	Our ability to identify, implement and successfully manage and finance strategic expansion opportunities including entering new markets, acquisitions and joint ventures;

•	Our ability to establish effective advertising, marketing and promotional programs (including pricing strategies and price reduction programs implemented in response to competitive pressures and/or to drive demand);

•	Our ability to continue to secure suitable new store locations under acceptable lease terms;

•	Our ability to attract, hire and retain suitable pharmacists and management personnel;

•	Our ability to achieve cost efficiencies and other benefits from various operational initiatives and technological enhancements;

•	Litigation risks as well as changes in laws and regulations, including changes in accounting standards and taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations);

•	The creditworthiness of the purchasers of businesses formerly owned by CVS and whose leases are guaranteed by CVS;

•	Fluctuations in inventory cost, availability and loss levels and our ability to maintain relationships with suppliers on favorable terms;

•	Our ability to implement successfully and to manage new computer systems and technologies;

•	The strength of the economy in general or in the markets served by CVS, including changes in consumer purchasing power and/or spending patterns; and

•	Other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

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

Quantitative and Qualitative Disclosures About Market Risk

As of October 2, 2004, the Company had no derivative financial instruments or derivative commodity instruments in place and believes that its exposure to market risk associated with other financial instruments, principally interest rate risk inherent in its debt portfolio is not material.

During the third quarter of 2004, the Company refinanced a portion of the short-term borrowings issued to finance the acquisition of the Acquired Businesses with $650 million of 4.0% unsecured senior notes due September 15, 2009, and $550 million of 4.875% unsecured senior notes due September 15, 2014. To manage a portion of the risk associated with potential changes in market interest rates, during the second quarter of 2004 the Company entered into Treasury-Lock Contracts (the “Contracts”) with total notional amounts of $600 million. The Contracts settled during the third quarter of 2004 in conjunction with the placement of the long-term financing. As of October 2, 2004, the company had no freestanding derivatives in place.

Part I	Item 4

Controls and Procedures

(a) Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 2, 2004, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

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
November 10, 2004