Form 10-K
period 2005-01-01
CVS CORP
filed 2005-03-16
CIK 64803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $16,483,216,000 as of July 3, 2004, based on the closing price of the common stock on the New York Stock Exchange. For purposes of this calculation, only executive officers and directors are deemed to be the affiliates of the registrant.

As of March 11, 2005, the registrant had 404,536,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Filings made by companies with the Securities and Exchange Commission sometimes “incorporate information by reference.” This means that the company is referring you to information that was previously filed or is to be filed with the SEC, and this information is considered to be part of the filing you are reading. The following materials are incorporated by reference into this Form 10-K:

•	Information contained on pages 18 through 45, and page 47 of our Annual Report to Stockholders for the fiscal year ended January 1, 2005 is incorporated by reference in response to Items 7, 8 and 9 of Part II.

•	Information contained in our Proxy Statement for the 2005 Annual Meeting of Stockholders is incorporated by reference in response to Items 10 through 14 of Part III.

PART I

Item 1. Business

OVERVIEW

CVS Corporation is a leader in the retail drugstore industry in the United States with net sales of $30.6 billion in 2004. As of January 1, 2005, we operated 5,375 retail and specialty pharmacy stores in 36 states and the District of Columbia, more pharmacy stores than any other retailer. We currently operate in 74 of the top 100 U.S. drugstore markets and hold the number one or number two market share in 51 of these markets. Overall, we hold the number one or number two market share in 73% of the markets in which our retail pharmacies operate. During fiscal 2004, we filled over 366 million prescriptions, or approximately 14% of the U.S. retail pharmacy market. Our current operations are grouped into two businesses: Retail Pharmacy and Pharmacy Benefit Management (“PBM”).

Retail Pharmacy ~ As of January 1, 2005, the Retail Pharmacy business included 5,328 retail drugstores, of which 5,261 operated a pharmacy, and the online retail website, CVS.com®. The retail drugstores are located in 34 states and the District of Columbia operating under the CVS® or CVS/pharmacy® name. CVS/pharmacy® stores sell prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, film and photo finishing services, seasonal merchandise, greeting cards and convenience foods, which we refer to as “front store” products. Existing stores generally range in size from approximately 8,000 to 13,000 square feet, although most new stores range in size from approximately, 10,000 to 13,000 square feet and typically include a drive-thru pharmacy. The Retail Pharmacy is our only reportable segment as it represented approximately 94% of consolidated net sales and 91% of consolidated operating profit in 2004.

Pharmacy Benefit Management ~ The PBM business provides a full range of prescription benefit management services to managed care and other organizations. These services include mail order pharmacy services, specialty pharmacy services, plan design and administration, formulary management and claims processing. The PBM business, which, as of January 1, 2005, covered approximately 30 million lives, operates under the PharmaCare Management Services name, and ranks as the fourth largest, full service PBM in the nation. Our PBM’s specialty pharmacy business represents the largest integrated retail and mail provider of specialty pharmacy services in the nation. Our specialty pharmacy focuses on supporting individuals that require complex and expensive drug therapies to treat conditions such as organ transplants, HIV/AIDS and genetic conditions such as infertility, multiple sclerosis and certain cancers. As of January 1, 2005, we operated 47 specialty pharmacies, operating under the PharmaCare Pharmacy® name, located in 19 states and the District of Columbia, and three mail order facilities. Specialty pharmacy stores average 2,000 square feet in size and sell prescription drugs and a limited assortment of front store items such as alternative medications, homeopathic remedies and vitamins.

On July 31, 2004 we acquired certain assets and assumed certain liabilities from J.C. Penney Company, Inc. and certain of its subsidiaries, including from Eckerd Corporation (“Eckerd”). The assets acquired and the liabilities assumed included 1,268 Eckerd retail drugstores and Eckerd Health Services, which includes Eckerd’s mail order and pharmacy benefit management businesses (collectively, the “Acquired Businesses”). We believe that the acquisition of the Acquired Businesses is consistent with our long-term strategy of expanding our retail drugstore business in high-growth markets and increasing the size and product offerings of our pharmacy benefits management business.

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

Products ~ A typical CVS/pharmacy store sells prescription drugs and a wide assortment of high-quality, nationally advertised brand name and private label merchandise. Front store categories include over-the-counter drugs, beauty products and cosmetics, film and photo finishing services, seasonal merchandise, greeting cards and convenience foods. We purchase our merchandise from numerous manufacturers and distributors. We believe that competitive sources are readily available for substantially all of the products we carry and the loss of any one supplier would not have a material effect on the business. Consolidated net sales by major product group are as follows:

	Percentage of Net Sales(1)
	2004	2003	2002
Prescription drugs	70%	69%	68%
Over-the-counter and personal care	10	10	10
Beauty/cosmetics	5	6	6
General merchandise and other	15	15	16

	100%	100%	100%

(1)	Percentages are estimates based on store scanning data.

Pharmacy sales have been growing, and we believe will continue to grow, at a faster pace than front store sales. Pharmacy sales represented 70.0% of total sales in 2004, compared to 68.8% in 2003 and 67.6% in 2002. We believe that our pharmacy operations will continue to represent a critical part of our business due to our ability to attract and retain managed care customers, favorable industry trends (an aging American population consuming a greater number of prescription drugs, pharmaceuticals being used more often as the first line of defense for managing illness, the proliferation of new pharmaceutical products, and a new federally funded prescription drug benefit to begin in 2006, promulgated as part of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which should increase utilization) and our on-going program of purchasing customer lists from independent pharmacies. We believe our pharmacy success results from our investment in people and technology. Given the nature of prescriptions, people want their prescriptions filled accurately and ready when promised, by professional pharmacists using the latest tools and technology. During 2003, we introduced our Pharmacy Service Initiative (“PSI”). This initiative is designed to ensure that customers who bring in prescriptions, are greeted by a pharmacy technician who verifies insurance, medication availability and refill authorizations at the point of drop-off, resolving potential problems that could delay a prescription being filled. Further evidencing our belief in the importance of pharmacy service is our continual investment in technology such as our Excellence in Pharmacy Innovation and Care (“EPIC”) system, our touch-tone telephone reorder system, Rapid RefillTM and our online business, CVS.com.

Front store sales benefited from our strategy to be the first to market with new and unique products and services, using innovative marketing and adjusting our mix of merchandise to match customer needs and preferences. We were the first retail pharmacy to market with a digital photo solution throughout our chain, including being the first to offer printing from digital camera phones, the ability to upload digital photos to CVS.com and have them available for in store pickup the following day, and the first to offer a one-time-use digital camera. A key component of our strategy is our ExtraCare® card program, which is helping us continue to build our loyal customer base. With over 50 million members as of January 1, 2005, ExtraCare is one of the largest and most successful retail loyalty programs in the United States. ExtraCare allows us to balance our marketing efforts so we can reward our best customers by providing them automatic sale prices, customized coupons, ExtraBucksTM rewards and other benefits. Another component of our front store strategy is our unique product offerings, which include a full range of high-quality private label products that are only available through CVS. We currently carry over 1,700 CVS brand products, which accounted for approximately 12% of our front store sales during 2004. In addition, CVS offers a unique front store focus on cosmetics, health and beauty by being a U.S. distributor of several European cosmetics and skin care lines, including Lumene®, Avene® and Vichy®. In 2004, we added the exclusive Christophe® hair care line.

Store Development ~ The addition of new stores has played, and will continue to play, a major role in our continued growth and success. Our store development program focuses on three areas: entering new markets, adding stores within existing markets and relocating stores to more convenient, freestanding sites. During 2004, we opened 129 new stores, acquired 1,268 stores, relocated 96 stores and closed 201 stores (including 160 stores of the Acquired Businesses). During the last five years, we opened more than 1,400 new and relocated stores. Approximately half of our store base was opened or significantly remodeled within the last five years. During 2005, we expect to open approximately 275-300 new or relocated stores. We believe that continuing to grow our store base and locating stores in desirable geographic markets are essential components to competing effectively in the current managed care environment. As a result, we believe that our store development program is an integral part of our ability to maintain our leadership position in the retail drugstore industry.

Information Systems ~ We have invested significantly in information systems to enable us to deliver a high level of customer service while lowering costs and increasing operating efficiency. We were one of the first in the industry to introduce Drug Utilization Review technology that checks for harmful interactions between prescription drugs, over-the-counter products, vitamins and herbal remedies. We were also one of the first in the industry to install a chain wide automatic prescription refill system, CVS Rapid Refill™, which enables customers to order prescription refills 24 hours a day using a touch-tone telephone. In 2001, we completed the rollout of EPIC, a multiyear project that reengineered the way our pharmacists communicate and fill prescriptions. The project included integrated workflow improvements, proprietary systems technology and automated pill-counting machines in high volume stores. We expect EPIC will continue to improve quality assurance and customer service, while reducing labor costs. In 2002, we completed the rollout of our Assisted Inventory Management (“AIM”) system for non-promotional front store merchandise and expanded the system to include pharmacy items in 2003. This system is designed to more effectively link our stores and distribution centers with suppliers to speed the delivery of merchandise to our stores in a manner that both reduces out-of-stock positions and lowers our investment in inventory. In 2003, we began the rollout of VIPER, a transaction monitoring application designed to mitigate inventory losses attributable to process deficiencies or fraudulent behavior by providing visability to all transactions processed through our POS systems. Since this initial rollout, we have continued to implement modules for the pharmacy dispensing system and an application designed for our inventory replenishment systems. These latter applications are the first in the retail chain drug sector. All the store systems of the Acquired Businesses were converted to the CVS store systems as of January 1, 2005.

Customers ~ Managed care and third party plans account for 94% of our 2004 pharmacy sales. Since our sales are to numerous payors, including employers and managed care organizations, the loss of any one payor should not have a material effect on the business. Accordingly, no single customer accounts for 10% or more of our total sales.

We fill prescriptions for many state Medicaid plans. Total sales from all such plans were approximately 9% of consolidated net sales, or 12% of total pharmacy sales, during 2004.

Seasonality ~ The majority of our sales, particularly pharmacy sales, are generally not seasonal in nature. However, front store sales tend to be higher during the December holiday season. For additional information, we refer you to the Note “Quarterly Financial Information” on page 45 in our Annual Report to Stockholders for the fiscal year ended January 1, 2005.

Working Capital Practices ~ We fund the growth of our business through a combination of cash flow from operations, sale-leaseback transactions, commercial paper and long-term borrowings. For additional information on our working capital practices, we refer you to the caption “Liquidity & Capital Resources” on pages 20 and 21 in our Annual Report to Stockholders for the fiscal year ended January 1, 2005, which is incorporated by reference herein. Due to the nature of the retail drugstore business, the majority of our non-pharmacy sales are in cash, while third party insurance programs, which typically settle in less than 30 days, represented 94% of our pharmacy sales in 2004. Our customer returns are not significant.

Associate Development ~ As of January 1, 2005, we employed approximately 145,500 associates; about 67,000 of them are part-time employees working less than 30 hours per week. To deliver the highest levels of service to our customers and partners, we devote considerable time and attention to our people and service standards. We emphasize attracting and training friendly and helpful associates to work in our stores and throughout our organization.

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

Item 2. Properties

We lease most of our stores under long-term leases that vary as to rental amounts, expiration dates, renewal options and other rental provisions. For additional information on the amount of our rental obligations for our leases, we refer you to the Note “Leases” on page 37 in our Annual Report to Stockholders for the fiscal year ended January 1, 2005.

As of January 1, 2005, we owned approximately 3% of our 5,375 retail and specialty pharmacy drugstores. Net selling space for our retail and specialty pharmacy drugstores increased 33.3% to 43.5 million square feet as of January 1, 2005 compared to 32.6 million square feet as of January 3, 2004. During 2004 we acquired 1,268 retail locations for which approximately 300 remodels have been completed as of January 1, 2005, and we plan to complete the remainder by July of 2005. Approximately half of our store base was opened or significantly remodeled within the last five years.

We own five distribution centers located in Alabama, Rhode Island, South Carolina, Tennessee and Texas and lease eight additional facilities located in Florida, Indiana, New Jersey, Michigan, Pennsylvania, Texas and Virginia. The thirteen distribution centers total approximately 8,175,000 square feet as of January 1, 2005. During 2004, we began operating our newest distribution center in Ennis, Texas, which utilizes state of the art storage and retrieval systems and is the first of its kind in North America.

We own our corporate headquarters building located in Woonsocket, Rhode Island, which contains approximately 568,000 square feet. We lease approximately 110,000 square feet of additional office space in Rhode Island. We also lease approximately 97,000 square feet in two mail order service facilities located in Florida and Pennsylvania. In addition, we own one mail order facility located in Pennsylvania, which contains approximately 80,000 square feet.

In connection with certain business dispositions completed between 1991 and 1997, we continue to guarantee lease obligations for approximately 525 former stores. We are indemnified for these guarantee obligations by the respective purchasers. These guarantees generally remain in effect for the initial lease term and any extension thereof pursuant to a renewal option provided for in the lease prior to the time of the disposition. For additional information, we refer you to the Note “Commitments & Contingencies” on page 42 in our Annual Report to Stockholders for the fiscal year ended January 1, 2005.

Management believes that its owned and leased facilities are suitable and adequate to meet the Company’s anticipated needs. At the end of the existing lease terms, management believes the leases can be renewed or replaced by alternate space.

Following is a breakdown by state of our 5,375 retail and specialty pharmacy store locations as of January 1, 2005:

	Specialty Stores	Retail Stores	Total
Alabama	1	139	140
Arizona	1	44	45
California	6	19	25
Connecticut	—	132	132
Delaware	—	3	3
District of Columbia	1	47	48
Florida	3	624	627
Georgia	1	266	267
Hawaii	1	—	1
Illinois	1	125	126
Indiana	—	244	244
Kansas	—	11	11
Kentucky	—	56	56
Louisiana	—	86	86
Maine	—	17	17
Maryland	1	162	163
Massachusetts	16	316	332
Michigan	—	226	226
Minnesota	1	8	9
Mississippi	—	27	27
Missouri	1	18	19
Nevada	—	20	20
New Hampshire	—	27	27
New Jersey	—	240	240
New York	3	420	423
North Carolina	1	265	266
Ohio	—	305	305
Oklahoma	—	33	33
Oregon	1	—	1
Pennsylvania	2	352	354
Rhode Island	1	52	53
South Carolina	1	172	173
Tennessee	1	122	123
Texas	3	466	469
Vermont	—	2	2
Virginia	—	234	234
West Virginia	—	48	48

	47	5,328	5,375

Item 3. Legal Proceedings

Beginning in August 2001, a total of nine actions were filed against the Company in the United States District Court for the District of Massachusetts asserting claims under the federal securities laws. The actions were subsequently consolidated under the caption In re CVS Corporation Securities Litigation, No. 01-CV-11464 (JLT) (D. Mass.) (the “Securities Action”). On April 8, 2002, a consolidated and amended complaint was filed. The consolidated amended complaint names as defendants the Company, its chief executive officer and its chief financial officer, and asserts claims for alleged securities fraud under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder on behalf of a class of persons who purchased shares of the Company’s common stock between February 6, 2001 and October 30, 2001.

On June 7, 2002, all defendants moved to dismiss the consolidated amended complaint. This motion was denied by the court on December 18, 2002, and on January 24, 2003, defendants accordingly filed an answer to the consolidated amended complaint. Discovery on merits issues concluded in September 2004 and expert discovery concluded in December 2004. On January 14, 2005, all defendants filed a motion for summary judgment. On March 8, 2005 this motion was denied and a trial date has been set for May 9, 2005. The Company believes the Securities Action is entirely without merit and intends to continue to defend the action vigorously.

On October 29, 2004, a class action lawsuit asserting claims under the Employee Retirement Income Security Act was filed under the caption Fescina v. CVS Corp., et. al., No. 04-CV-12309 (JLT) (D. Mass.) (the “ERISA Action”). The purported class includes persons who were participants in or beneficiaries of the CVS 401(k) plan between December 1, 2000 and October 30, 2001. The suit was filed in the United States District Court for the District of Massachusetts and designated as related to the Securities Action. The complaint names as defendants the Company, its chief executive officer, certain members of the CVS Board of Directors, and certain unnamed fiduciaries. The Company believes the ERISA Action is entirely without merit and intends to defend the action vigorously.

On December 17, 2004, Richard Krantz filed a shareholder derivative suit under the caption Krantz v. Ryan, et. al., No. 04-CV-12650 (REK) (D. Mass), based upon essentially the same allegations that underlie the Securities Action and the ERISA Action. The suit was filed in the United States District Court for the District of Massachusetts. The complaint names as defendants the Company (as nominal defendant), its chief executive officer, its chief financial officer, and certain members of its Board of Directors. The Company believes this action is entirely without merit and intends to defend the action vigorously.

As has been reported in the press, the Rhode Island Attorney General’s office, the Rhode Island Ethics Commission, and the United States Attorney’s Office for the District of Rhode Island are investigating the business relationships between certain former members of the Rhode Island General Assembly and various Rhode Island companies, including CVS. CVS will continue to cooperate fully with these investigations.

The United States Department of Justice and several state attorneys general are investigating whether any civil or criminal violations resulted from certain practices engaged in by CVS and others in the pharmacy industry with regard to dispensing one of two different dosage forms of a generic drug under circumstances in which some state Medicaid programs at various times reimbursed one dosage form at a different rate from the other. The Company is in discussions with various governmental agencies involved and believes its conduct was lawful and justified.

The Company is also a party to other litigation arising in the normal course of its business, none of which is expected to be material to the Company.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 1, 2005.

Executive Officers of the Registrant

Executive Officers of the Registrant

The following sets forth the name, age and biographical information for each of our executive officers as of March 15, 2005. In each case the officer’s term of office extends to the date of the board of directors meeting following the next annual meeting of stockholders of the Company. Previous positions and responsibilities held by each of the executive officers over the past five years are indicated below:

Chris Bodine, age 49, Executive Vice President—Merchandising and Marketing of CVS Corporation and CVS Pharmacy, Inc. since February 1, 2002; Senior Vice President—Merchandising of CVS Pharmacy, Inc. from February 2000 to February 2002.

V. Michael Ferdinandi, age 54, Senior Vice President—Human Resources and Corporate Communications of CVS Corporation and CVS Pharmacy, Inc. since April 2002; Vice President—Human Resources, Organizational Development of CVS Pharmacy Inc. from April 1999 to April 2002.

Larry J. Merlo, age 49, Executive Vice President—Stores of CVS Corporation since April 2000 and Executive Vice President—Stores of CVS Pharmacy, Inc. since March 1998.

David B. Rickard, age 58, Executive Vice President, Chief Financial Officer and Chief Administrative Officer of CVS Corporation and CVS Pharmacy, Inc. since September 1999; director of Harris Corporation since October 2001 and May Department Stores Company since January 2005.

Thomas M. Ryan, age 52, President and Chief Executive Officer of CVS Corporation since May 1998 and Chairman of CVS Corporation since April 1999; also President and CEO of CVS Pharmacy, Inc. since 1994; director of Bank of America Corporation, Reebok International Ltd. and Yum! Brands, Inc.

Douglas A. Sgarro, age 45, Executive Vice President—Strategy and Chief Legal Officer of CVS Corporation and CVS Pharmacy, Inc. since March 2004 and President of CVS Realty Co., a real estate development company and a division of CVS Pharmacy, Inc., since October 1999; Senior Vice President and Chief Legal Officer of CVS Corporation from April 2000 to March 2004.

Larry D. Solberg, age 57, Senior Vice President—Finance and Controller of CVS Corporation since April 2000 and Senior Vice President—Finance and Controller of CVS Pharmacy, Inc. since March 1996.

Gregory S. Weishar, age 50, Vice President of CVS Corporation since April 2002, and Chief Executive Officer and President of PharmaCare Management Services, Inc., our PBM, since December 1998.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since October 16, 1996, our common stock has been listed on the New York Stock Exchange under the symbol “CVS.” The table below sets forth the high and low sales prices of our common stock on the New York Stock Exchange Composite Tape as reported in The Wall Street Journal and the quarterly cash dividends declared per share of common stock during the periods indicated.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2004
High	$38.23	$42.64	$43.63	$46.90	$46.90
Low	34.21	36.46	39.06	42.28	34.21

Cash dividends per common share	0.06625	0.06625	0.06625	0.06625	0.2650

2003:
High	$26.67	$28.50	$32.60	$37.46	$37.46
Low	21.99	23.08	27.43	31.06	21.99

Cash dividends per common share	0.0575	0.0575	0.0575	0.0575	0.2300

CVS has paid cash dividends every quarter since becoming a public company. In January 2005, the Board of Directors authorized a 9% increase in the common stock dividend to $0.0725 per share for the first quarter of 2005 ($0.29 per share on an annual basis). Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors. As of March 8, 2005, there were approximately 11,550 registered shareholders according to the records maintained by our transfer agent.

Item 6. Selected Financial Data

The selected consolidated financial data of CVS Corporation as of and for the periods indicated in the five-year period ended January 1, 2005 have been derived from the audited consolidated financial statements of CVS Corporation, which consolidated financial statements have been audited by KPMG LLP. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and the audit report of KPMG LLP, which are incorporated elsewhere herein.

In millions, except per share amounts	2004 (52 weeks)	2003 (53 weeks)	2002 (52 weeks)	2001 (52 weeks)	2000 (52 weeks)
Statement of operations data:
Net sales	$30,594.3	$26,588.0	$24,181.5	$22,241.4	$20,087.5
Gross margin(1)	8,031.2	6,863.0	6,068.8	5,691.0	5,361.7
Selling, general and administrative expenses(2)	6,079.7	5,097.7	4,552.3	4,256.3	3,761.6
Depreciation and amortization(2)(3)	496.8	341.7	310.3	320.8	296.6
Merger, restructuring and other non-recurring charges and (gains)	—	—	—	343.3	(19.2)

Total operating expenses	6,576.5	5,439.4	4,862.6	4,920.4	4,039.0

Operating profit(4)	1,454.7	1,423.6	1,206.2	770.6	1,322.7
Interest expense, net	58.3	48.1	50.4	61.0	79.3
Income tax provision(5)	477.6	528.2	439.2	296.4	497.4

Net earnings(6)	$918.8	$847.3	$716.6	$413.2	$746.0

Per common share data:
Net earnings:(6)
Basic	$2.27	$2.11	$1.79	$1.02	$1.87
Diluted	2.20	2.06	1.75	1.00	1.83
Cash dividends per common share	0.265	0.230	0.230	0.230	0.230

Balance sheet and other data:
Total assets	$14,546.8	$10,543.1	$9,645.3	$8,636.3	$7,949.5
Long-term debt	1,925.9	753.1	1,076.3	810.4	536.8
Total shareholders’ equity	6,987.2	6,021.8	5,197.0	4,566.9	4,304.6
Number of stores (at end of period)	5,375	4,179	4,087	4,191	4,133

(1)	Gross margin includes the pre-tax effect of a $5.7 million ($3.6 million after-tax) non-recurring charge in 2001 related to the markdown of certain inventory contained in stores closed as part of a strategic restructuring program.
(2)	In 2004, the Company conformed its accounting for operating leases and leasehold improvements to the views expressed by the Office of the Chief Accountant of the Securities and Exchange Commission to the American Institute of Certified Public Accountants on February 7, 2005. As a result, the Company recorded a non-cash pre-tax adjustment of $9.0 million ($5.4 million after-tax) to selling, general and administrative expenses and $56.9 million ($35.1 after-tax) to depreciation and amortization, which represents the cumulative effect of the adjustment for a period of approximately 20 years. Since the effect of this non-cash adjustment was not material to any previously reported fiscal year, the cumulative effect was recorded in the fourth quarter of 2004.
(3)	As a result of adopting SFAS No. 142 “Goodwill and Other Intangible Assets” at the beginning of 2002, the Company no longer amortizes goodwill and other indefinite-lived intangible assets. Goodwill amortization totaled $31.4 million pre-tax ($28.2 million after-tax) in 2001 and $33.7 million pre-tax ($31.9 million after-tax) in 2000.
(4)	Operating profit includes the pre-tax effect of the charges discussed in Note (1) above and the following merger, restructuring, and other non-recurring charges and gains: (i) in 2004, $65.9 million ($40.5 after-tax) relating to conforming the Company’s accounting for operating leases and leasehold improvements, (ii) in 2001, $346.8 million ($226.9 million after-tax) related to restructuring and asset impairment costs associated with the strategic restructuring and the $3.5 million ($2.1 million after-tax) net non-recurring gain resulting from the net effect of the $50.3 million of settlement proceeds received from various lawsuits against certain manufacturers of brand name prescription drugs and the Company’s contribution of $46.8 million of these settlement proceeds to the CVS/pharmacy Charitable Trust, Inc. to fund future charitable giving, and (iii) in 2000, $19.2 million ($11.5 million after-tax) non-recurring gain representing partial payment of the Company’s share of the settlement proceeds from a class action lawsuit against certain manufacturers of brand name prescription drugs.
(5)	In 2004, the Company’s assessment of tax reserves resulted in a reduction that was principally based on finalizing certain tax return years and on a recent court decision relevant to the industry. As a result, the Company reversed $60.0 million of previously recorded tax reserves through the income tax provision.
(6)	Net earnings and net earnings per common share include the after-tax effect of the charges and gains discussed in Notes (1), (2), (3), (4) and (5) above.

Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operation

We refer you to the “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” which includes our “Cautionary Statement Concerning Forward-Looking Statements” at the end of such section, on pages 18 through 25 of our Annual Report to Stockholders for the fiscal year ended January 1, 2005, which is incorporated by reference herein.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

During 2004, the Company refinanced a portion of the short-term borrowings issued to finance the acquisition of the Acquired Businesses with, $650 million of 4.0% unsecured senior notes due September 15, 2009, and $550 million of 4.875% unsecured senior notes due September 15, 2004. To manage a portion of the risk associated with changes in market interest rates, the Company entered into Treasury-Lock Contracts (the “Contracts”) with total notional amounts of $600 million. The Contracts settled during the third quarter of 2004 in conjunction with the placement of the longer-term financing. The settlement of the Contracts resulted in an unrealized loss of $32.8 million net of a $12.0 million tax benefit.

As of January 1, 2005, the Company had no derivative financial instruments or derivative commodity instruments in place and believes that its exposure to market risk associated with other financial instruments, principally interest rate risk inherent in its debt portfolio is not material.

Item 8. Financial Statements and Supplementary Data

We refer you to the “Consolidated Statements of Operations,” “Consolidated Balance Sheets,” “Consolidated Statements of Shareholders’ Equity,” “Consolidated Statements of Cash Flows,” and “Notes to Consolidated Financial Statements,” on pages 28 through 45, and “Report of Independent Registered Public Accounting Firm” on page 47, of our Annual Report to Stockholders for the fiscal year ended January 1, 2005, which are incorporated by reference herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No events have occurred which would require disclosure under this Item.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15(e)) as of January 1, 2005, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Internal control over financial reporting: We refer you to “Management’s Report on Internal Control Over Financial Reporting” on page 26 and “Report of Independent Registered Public Accounting Firm” on page 27 of our Annual Report to Stockholders for the fiscal year ended January 1, 2005, which are incorporated by reference herein, for Management’s report on the Registrant’s internal control over financial reporting and The Independent Registered Public Accounting Firm’s report with respect to Management’s assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting.

Changes in internal control over financial reporting: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that occurred during the fourth quarter ended January 1, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

No events have occurred which would require disclosure under this Item.

PART III

Item 10. — Directors and Executive Officers of the Registrant

We refer you to our Proxy Statement for the 2005 Annual Meeting of Stockholders under the captions “Committees of the Board” “Code of Conduct,” “Director Nominations,” “Audit Committee Report,” “Biographies of our Board Nominees,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which are incorporated by reference herein. Biographical information on our executive officers is contained in Part I of this Annual Report on Form 10-K.

Item 11. — Executive Compensation

We refer you to our Proxy Statement for the 2005 Annual Meeting of Stockholders under the captions “Director Compensation,” “Management Planning and Development Committee Report on Executive Compensation,” “Summary Compensation Table,” “Stock Options,” “Long Term Performance Share Plan,” “Stock Performance Graph” and “Certain Executive Arrangements,” which are incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

We refer you to our Proxy Statement for the 2005 Annual Meeting of Stockholders under the captions “Share Ownership of Directors and Certain Executive Officers” and “Share Ownership of Principal Stockholders,” which are incorporated by reference herein, for information concerning security ownership of certain beneficial owners and management.

Our equity compensation plans approved by shareholders include the 1999 Employee Stock Purchase Plan, the 1996 Deferred Directors Plan and the 1997 Incentive Compensation Plan. For additional information on these plans, we refer you to the Note “Stock Incentive Plans” on page 41 in our Annual Report to Stockholders for the fiscal year ended January 1, 2005.

Following is a summary of CVS Corporation common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of January 1, 2005.

Shares in thousands	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by shareholders(1)	24,914	$35.16	14,620
Equity compensation plans not approved by shareholders	—	—	—

Total	24,914	$35.16	14,620

(1)	The number of shares available for delivery under the 1997 Incentive Compensation Plan is subject to adjustment by 9.4% of the number of shares of common stock issued or delivered by the Company during the term of the Plan (excluding any issuance or delivery in connection with awards, or any other compensation or benefit plan of the Company).

Item 13. Certain Relationships and Related Transactions

We refer you to our Proxy Statement for the 2005 Annual Meeting of Stockholders under the caption “Certain Transactions with Directors and Officers,” which is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

We refer you to our Proxy Statement for the 2005 Annual Meeting of Stockholders under the caption “Item 2: Ratification of Appointment of Independent Registered Public Accounting Firm,” which is incorporated by reference herein.

PART IV

Item 15. Exhibits, Financial Statement Schedules

A.	Documents filed as part of this report:

1.	Financial Statements:

The following financial statements are incorporated by reference from pages 28 through 45 and page 47 of our Annual Report to Stockholders for the fiscal year ended January 1, 2005, as provided in Item 8 hereof:

Consolidated Statements of Operations for the fiscal years ended January 1, 2005, January 3, 2004 and December 28, 2002	28
Consolidated Balance Sheets as of January 1, 2005 and January 3, 2004	29
Consolidated Statements of Shareholders’ Equity for the fiscal years ended January 1, 2005, January 3, 2004 and December 28, 2002	30
Consolidated Statements of Cash Flows for the fiscal years ended January 1, 2005, January 3, 2004 and December 28, 2002	31
Notes to Consolidated Financial Statements	32 –45
Report of Independent Registered Public Accounting Firm
47

2.	Financial Statement Schedules

The following financial statement schedule is filed on page 17 of this report: Schedule II — Valuation and Qualifying Accounts. All other financial statement schedules are omitted because they are not applicable or the information is included in the financial statements or related notes.

B.	Exhibits

Exhibits marked with an asterisk (*) are hereby incorporated by reference to exhibits or appendices previously filed by the Registrant as indicated in brackets following the description of the exhibit.

Exhibit	Description
3.1*	Amended and Restated Certificate of Incorporation of the Registrant [incorporated by reference to Exhibit 3.1 of CVS Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996].

3.1A*	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective May 13, 1998 [incorporated by reference to Exhibit 4.1A to Registrant’s Registration Statement No. 333-52055 on Form S-3/A dated May 18, 1998].

3.2*	By-laws of the Registrant, as amended and restated [incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998].

4	Pursuant to Regulation S-K, Item 601(b)(4)(iii)(A), no instrument which defines the rights of holders of long-term debt of the Registrant and its subsidiaries is filed with this report. The Registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

4.1*	Specimen common stock certificate [incorporated by reference to Exhibit 4.1 to the Registration Statement of the Registrant on Form 8-B dated November 4, 1996].

4.2*	Indenture, dated as of February 11, 1999, between CVS Corporation and The Bank of New York [incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement No. 333-78253 on Form S-4 dated May 11, 1999].

10.1*	Stock Purchase Agreement dated as of October 14, 1995 between The TJX Companies, Inc. and Melville Corporation, as amended November 17, 1995 [incorporated by reference to Exhibits 2.1 and 2.2 to Melville’s Current Report on Form 8-K dated December 4, 1995].

10.2*	Stock Purchase Agreement dated as of March 25, 1996 between Melville Corporation and Consolidated Stores Corporation, as amended May 3, 1996 [incorporated by reference to Exhibits 2.1 and 2.2 to Melville’s Current Report on Form 8-K dated May 5, 1996].

Exhibit	Description
10.3*	Distribution Agreement dated as of September 24, 1996 among Melville Corporation, Footstar, Inc. and Footstar Center, Inc. [incorporated by reference to Exhibit 99.1 to Melville’s Current Report on Form 8-K dated October 28, 1996].

10.4*	Tax Disaffiliation Agreement dated as of September 24, 1996 among Melville Corporation, Footstar, Inc. and certain subsidiaries named therein [incorporated by reference to Exhibit 99.2 to Melville’s Current Report on Form 8-K dated October 28, 1996].

10.5*	Agreement and Plan of Merger dated as of February 6, 1997, as amended as of March 19, 1997, among the Registrant, Revco D.S., Inc. and North Acquisition, Corp. [incorporated by reference to Annex A to the Registrant’s Registration Statement No. 333-24163 on Form S-4 filed March 28, 1997].

10.6*	Agreement and Plan of Merger dated as of February 8, 1998, as amended as of March 2, 1998, among the Registrant, Arbor Drugs, Inc. and Red Acquisition, Inc. [incorporated by reference to Exhibit 2 to the Registrant’s Registration Statement No. 333-47193 on Form S-4 filed March 2, 1998].

10.7*	Stockholder Agreement dated as of December 2, 1996 between the Registrant, Nashua Hollis CVS, Inc. and Linens ‘n Things, Inc. [incorporated by reference to Exhibit 10(i)(6) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997].

10.8*	Tax Disaffiliation Agreement dated as of December 2, 1996 between the Registrant and Linens ‘n Things, Inc. and certain of their respective affiliates [incorporated by reference to Exhibit 10(i)(7) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997].

10.9*	Note Purchase Agreement dated June 7, 1989 by and among Melville Corporation and Subsidiaries Employee Stock Ownership Plan, as Issuer, Melville Corporation, as Guarantor, and the Purchasers listed therein [incorporated by reference to Exhibit 10(i)(9) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997].

10.10*	1973 Stock Option Plan [incorporated by reference to Exhibit (10)(iii)(A)(i) to Melville Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1987].

10.11*	1987 Stock Option Plan [incorporated by reference to Exhibit (10)(iii)(A)(iii) to Melville Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1987].

10.12*	1989 Directors Stock Option Plan [incorporated by reference to Exhibit B to Melville Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988].

10.13*	Melville Corporation Omnibus Stock Incentive Plan [incorporated by reference to Exhibit B to Melville Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and Exhibit A to Melville’s definitive Proxy Statement dated March 7, 1995].

10.14*	Profit Incentive Plan of Melville Corporation [incorporated by reference to Exhibit A to Melville Corporation’s definitive Proxy Statement dated March 14, 1994].

10.15*	Supplemental Retirement Plan for Select Senior Management of Melville Corporation I as amended through July 1995 [incorporated by reference to Exhibit 10(iii)(A)(vii) to Melville’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995].

10.16*	Supplemental Retirement Plan for Select Senior Management of Melville Corporation II as amended through July 1995 [incorporated by reference to Exhibit 10(iii)(A)(viii) to Melville’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995].

10.17*	Income Continuation Policy for Select Senior Executives of Melville Corporation as amended through May 12, 1988 [incorporated by reference to Exhibit 10 (viii) to Melville’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994].

10.18*	CVS Corporation 1996 Directors Stock Plan, as amended and restated November 5, 2002 [incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002].

10.19*	Form of Employment Agreements between the Registrant and the Registrant’s executive officers [incorporated by reference to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996].

Exhibit	Description
10.20*	Deferred Stock Compensation Plan [incorporated by reference to Exhibit 10(iii)(A)(xi) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997].

10.21*	1997 Incentive Compensation Plan as amended [incorporated by reference to Exhibit D of the Registrant’s Definitive Proxy Statement filed March 26, 2004].

10.22*	Deferred Compensation Plan [incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 27, 1998].

10.23*	Partnership Equity Program [incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 27, 1998].

10.24*	Form of Collateral Assignment and Executive Life Insurance Agreement between Registrant and the Registrant’s executive officers [incorporated by reference to Exhibit 10.11(xv) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998].

10.25*	Consulting Agreement between CVS Corporation and Eugene Applebaum [incorporated by reference to Exhibit 99(d) to Registrant’s Registration Statement No. 333-47193 on Form S-4 filed March 2, 1998].

10.26*	Description of the Long-Term Performance Share Plan [incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000].

10.27*	1999 Employee Stock Purchase Plan [incorporated by reference to Exhibit 99.A of the Registrant’s Definitive Proxy Statement filed March 4, 1999].

10.28*	Description of the Executive Retention Program [incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000].

10.29*	364-day Credit Agreement dated as of June 11, 2004 by and among the Registrant, the lenders party thereto, Bank of America, N.A., Credit Suisse First Boston and Wachovia Securities, Inc., as Co-Syndication Agents, Suntrust Bank as Documentation Agent, and the Bank of New York as Administrative Agent [incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 31, 2004].

10.30*	Five-year Credit Agreement dated as of May 21, 2001 by and among the Registrant, the lenders party thereto, Credit Suisse First Boston and First Union National Bank, as Co-Documentation Agents, The Bank of New York, as Administrative Agent and BNY Capital Markets, Inc. and Fleet Securities, Inc., as Syndication Agent [incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001].

10.31*	Five-year Credit Agreement dated as of June 11, 2004 by and among the Registrant, the lenders party thereto, Bank of America, N.A., Credit Suisse First Boston and Wachovia Securities, Inc., as Co-Syndication Agents, ABN Amro Bank N.V. as Documentation Agent, and The Bank of New York, as Administrative Agent [incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated July 31, 2004].

10.32*	Bridge Facility Credit Agreement dated June 11, 2004 by and among the Registrant, the lenders party thereto, Bank of America, N.A., Credit Suisse First Boston and Wachovia Securities, Inc., as Co-Syndication Agents, The Bank of New York, as Administrative Agent [incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated July 31, 2004].

10.33*	Asset Purchase Agreement dated as of April 4, 2004 among CVS, CVS Pharmacy, J.C. Penney, Eckerd and other Sellers listed therein [incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 4, 2004].

10.34*	Form of Non-Qualified Stock Option Agreements between the Registrant and the selected employees of the Registrant [incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated January 5, 2005].

10.35*	Form of Restricted Stock Unit Agreement between the Registrant and the selected employees of the Registrant [incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated January 5, 2005]

10.36*	Form of Replacement Restricted Stock Unit Agreement between the Registrant and the selected employees of the Registrant [incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K dated January 5, 2005].

Exhibit	Description
13	Portions of the 2004 Annual Report to Stockholders of CVS Corporation, which are specifically designated in this Form 10-K as being incorporated by reference.

21	Subsidiaries of the Registrant

23	Consent of KPMG LLP

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

CVS Corporation:

Under date of March 8, 2005, we reported on the consolidated balance sheets of CVS Corporation and subsidiaries as of January 1, 2005 and January 3, 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for the fifty-two week period ended January 1, 2005, the fifty-three week period ended January 3, 2004 and the fifty-two week period ended December 28, 2002. These consolidated financial statements and our report thereon are incorporated by reference in the January 1, 2005 Annual Report on Form 10-K of CVS Corporation. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
KPMG LLP

Providence, Rhode Island

March 8, 2005

Schedule II — Valuation and Qualifying Accounts

In millions	Balance at Beginning of Year	Additions Charged to Bad Debt Expense	Write-offs Charged to Allowance	Balance at End of Year
Accounts Receivable — Allowance for Doubtful Accounts:

Fiscal Year Ended January 1, 2005	$58.4	$45.1	$46.2	$57.3
Fiscal Year Ended January 3, 2004	64.2	28.7	34.5	58.4
Fiscal Year Ended December 28, 2002	53.6	74.2	63.6	64.2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CVS CORPORATION

Date: March 16, 2005	By:	/s/ David B. Rickard
David B. Rickard
Executive Vice President, Chief Financial Officer and
Chief Administrative Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date
/s/ W. Don Cornwell W. Don Cornwell	Director	March 16, 2005

/s/ Thomas P. Gerrity Thomas P. Gerrity	Director	March 16, 2005

/s/ Stanley P. Goldstein Stanley P. Goldstein	Director	March 16, 2005

/s/ Marian L. Heard Marian L. Heard	Director	March 16, 2005

/s/ William H. Joyce William H. Joyce	Director	March 16, 2005

/s/ Terrence Murray Terrence Murray	Director	March 16, 2005

/s/ David B. Rickard David B. Rickard	Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer)	March 16, 2005

/s/ Sheli Z. Rosenberg Sheli Z. Rosenberg	Director	March 16, 2005

/s/ Thomas M. Ryan Thomas M. Ryan	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 16, 2005

/s/ Larry D. Solberg Larry D. Solberg	Senior Vice President — Finance and Controller (Principal Accounting Officer)	March 16, 2005

/s/ Alfred J. Verrecchia Alfred J. Verrecchia	Director	March 16, 2005