Form 10-Q
period 2005-04-02
CVS CORP
filed 2005-05-09
CIK 64803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended	Commission File Number
April 2, 2005	001-01011

CVS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	05-0494040
(State of Incorporation)	(I.R.S. Employer Identification Number)

One CVS Drive, Woonsocket, Rhode Island 02895

(Address of principal executive offices)

Telephone:  (401) 765-1500

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

Common Stock, $0.01 par value, issued and outstanding at May 4, 2005:

405,028,000 shares

Part I	Item 1

CVS Corporation

Consolidated Condensed Statements of Operations

(Unaudited – See accompanying review report of KPMG LLP)

	13 Weeks Ended
In millions, except per share amounts	April 2, 2005	April 3, 2004
Net sales	$9,182.2	$6,818.6
Cost of goods sold, buying and warehousing costs	6,801.4	5,046.9
Gross margin	2,380.8	1,771.7
Selling, general and administrative expenses	1,743.1	1,272.7
Depreciation and amortization	137.9	93.4
Total operating expenses	1,881.0	1,366.1
Operating profit	499.8	405.6
Interest expense, net	28.0	7.8
Earnings before income tax provision	471.8	397.8
Income tax provision	182.1	153.2
Net earnings	289.7	244.6
Preference dividends, net of income tax benefit	3.5	3.6
Net earnings available to common shareholders	$286.2	$241.0

Basic earnings per common share:
Net earnings	$0.71	$0.61
Weighted average basic common shares outstanding	403.4	396.3

Diluted earnings per common share:
Net earnings	$0.69	$0.59
Weighted average diluted common shares outstanding	418.6	412.2
Dividends declared per common share	$0.07250	$0.06625

See accompanying notes to consolidated condensed financial statements.

CVS Corporation

Consolidated Condensed Balance Sheets

(Unaudited – See accompanying review report of KPMG LLP)

In millions, except share and per share amounts	April 2, 2005	January 1, 2005
Assets:
Cash and cash equivalents	$323.8	$392.3
Accounts receivable, net	1,795.2	1,764.2
Inventories	5,550.6	5,453.9
Deferred income taxes	248.1	243.1
Other current assets	100.0	66.0
Total current assets	8,017.7	7,919.5

Property and equipment, net	3,689.2	3,505.9
Goodwill	1,918.6	1,898.5
Intangible assets, net	843.5	867.9
Deferred income taxes	135.6	137.6
Other assets	213.4	217.4
Total assets	$14,818.0	$14,546.8

Liabilities:
Accounts payable	$2,130.7	$2,275.9
Accrued expenses	1,524.7	1,666.7
Short-term debt	1,001.1	885.6
Current portion of long-term debt	337.5	30.6
Total current liabilities	4,994.0	4,858.8

Long-term debt	1,633.1	1,925.9
Other long-term liabilities	790.1	774.9

Shareholders’ equity:
Preference stock, series one ESOP convertible, par value $1.00: authorized 50,000,000 shares; issued and outstanding 4,254,000 shares at April 2, 2005 and 4,273,000 shares at January 1, 2005	227.3	228.4
Common stock, par value $0.01: authorized 1,000,000,000 shares; issued 417,676,000 shares at April 2, 2005 and 414,276,000 shares at January 1, 2005	4.2	4.2
Treasury stock, at cost: 12,911,000 shares at April 2, 2005 and 13,317,000 shares at January 1, 2005	(375.0)	(385.9)
Guaranteed ESOP obligation	(140.9)	(140.9)
Capital surplus	1,833.9	1,691.4
Retained earnings	5,906.1	5,645.5
Accumulated other comprehensive loss	(54.8)	(55.5)
Total shareholders’ equity	7,400.8	6,987.2
Total liabilities and shareholders’ equity	$14,818.0	$14,546.8

See accompanying notes to consolidated condensed financial statements.

CVS Corporation

Consolidated Condensed Statements of Cash Flows

(Unaudited – See accompanying review report of KPMG LLP)

	13 Weeks Ended
In millions	April 2, 2005	April 3, 2004
Cash flows from operating activities:
Cash receipts from sales	$9,150.1	$6,880.3
Cash paid for inventory	(6,875.5)	(4,888.5)
Cash paid to other suppliers and employees	(2,146.7)	(1,616.4)
Interest received	1.6	2.0
Interest paid	(47.0)	(19.9)
Income taxes paid	(39.7)	(35.2)
Net cash provided by operating activities	42.8	322.3

Cash flows from investing activities:
Additions to property and equipment	(313.4)	(195.7)
Proceeds from sale-leaseback transactions	2.5	1.7
Acquisitions (net of cash acquired) and investments	(10.0)	(21.9)
Proceeds from sale or disposal of assets	5.0	4.6
Net cash used in investing activities	(315.9)	(211.3)

Cash flow from financing activities:
Additions to short-term debt	115.5	—
Dividends paid	(29.1)	(26.2)
Proceeds from exercise of stock options	104.2	23.7
Additions to long-term debt	15.4	—
Reductions in long-term debt	(1.4)	(300.2)
Net cash provided by (used in) financing activities	204.6	(302.7)

Net decrease in cash and cash equivalents	(68.5)	(191.7)
Cash and cash equivalents at beginning of period	392.3	843.2
Cash and cash equivalents at end of period	$323.8	$651.5
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$289.7	$244.6
Adjustments required to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	137.9	93.4
Deferred income taxes and other noncash items	10.3	(22.1)
Change in operating assets and liabilities, providing/(requiring) cash, net of effects from acquisitions:
Accounts receivable, net	(32.1)	61.7
Inventories	(96.5)	93.0
Other current assets	(33.9)	(30.1)
Other assets	6.0	7.2
Accounts payable	(145.6)	(31.4)
Accrued expenses	(90.3)	(91.5)
Other long-term liabilities	(2.7)	(2.5)
Net cash provided by operating activities	42.8	322.3

See accompanying notes to consolidated condensed financial statements.

CVS Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited – See accompanying review report of KPMG LLP)

Note 1

The accompanying consolidated condensed financial statements of CVS Corporation and its wholly owned subsidiaries ("CVS" or the "Company") have been prepared without audit, in accordance with the rules and regulations of the Securities and Exchange Commission. In accordance with such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005.

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

		13 Weeks Ended
In millions, except per share amounts		April 2, 2005	April 3, 2004
Net earnings, as reported		$289.7	$244.6
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects(1)		0.9	0.4
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		11.4	11.2
Pro forma net earnings		$279.2	$233.8
Basic EPS:	As reported	$0.71	$0.61
	Pro forma	0.68	0.58
Diluted EPS:	As reported	$0.69	$0.59
	Pro forma	0.67	0.57

(1)  Amounts represent the after-tax compensation costs for restricted stock awards.

Note 3

On July 31, 2004, the Company acquired certain assets and assumed certain liabilities from J.C. Penney Company, Inc. and certain of its subsidiaries, including Eckerd Corporation ("Eckerd"). The acquisition included 1,268 Eckerd retail drugstores and Eckerd Health Services, which includes Eckerd’s mail order and pharmacy benefit management businesses (collectively, the "Acquired Businesses").

The following pro forma combined results of operations have been provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods presented or that will be achieved by the combined company in the future:

13 weeks ended
In millions, except per share amounts	April 3, 2004
Pro forma:(1)(2)
Net sales	$8,604.6
Net earnings	241.9
Basic earnings per share	$0.60
Diluted earnings per share	0.58

(1)   The pro forma combined results of operations assume that the acquisition of the Acquired Businesses occurred at the beginning of each period presented. Such results have been prepared by adjusting the historical results of the Company to include the historical results of the Acquired Businesses, the incremental interest expense and the impact of the preliminary purchase price allocation.

(2)   The following pro forma combined results of operations do not include any cost savings that may result from the combination of the Company and the Acquired Businesses or any costs that will be incurred by the Company to integrate the Acquired Businesses.

Note 4

As of April 2, 2005, the Company operated 5,409 retail and specialty drug stores in 36 states and the District of Columbia. The Company currently operates two business segments, Retail Pharmacy and Pharmacy Benefit Management ("PBM"). The Company’s business segments are operating units that offer different products and services, and require distinct technology and marketing strategies.

As of April 2, 2005, the Retail Pharmacy segment included 5,361 retail drugstores and the Company’s online retail website, CVS.com®. The retail drugstores, which operate under the CVS® or CVS/pharmacy® name, are located in 34 states and the District of Columbia.

The PBM segment, which operates under the PharmaCare Management Services name, provides a full range of prescription benefit management services to managed care and other organizations. These services include plan design and administration, formulary management, mail order pharmacy services, claims processing and generic substitution. The PBM segment also includes the Company’s specialty pharmacy business, which operates under the PharmaCare Pharmacy® name and focuses on supporting individuals that require complex and expensive drug therapies. The PBM segment operates 48 retail and specialty pharmacies, located in 19 states and the District of Columbia.

Following is a reconciliation of the Company’s business segments to the consolidated condensed financial statements as of and for the respective periods:

In millions	Retail Pharmacy Segment	PBM Segment	Consolidated Totals
13 weeks ended:
April 2, 2005:
Net sales	$8,489.7	$692.5	$9,182.2
Operating profit	448.0	51.8	499.8
April 3, 2004:
Net sales	$6,479.9	$338.7	$6,818.6
Operating profit	380.5	25.1	405.6
Total assets:
April 2, 2005	$13,404.2	$1,413.8	$14,818.0
January 1, 2005	13,118.5	1,428.3	14,546.8

Note 5

The Company accounts for goodwill and intangibles under SFAS No. 142, "Goodwill and Other Intangible Assets." As such, goodwill and other indefinite-lived intangible assets are not amortized, but are subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate there may be an impairment. During the third quarter of 2004, the Company performed its required annual goodwill impairment test. The annual review concluded there was no impairment of goodwill.

The carrying amount of goodwill as of April 2, 2005 was $1,918.6 million. For the thirteen weeks ended April 2, 2005, goodwill increased $20.1 million due to the acquisition of the Acquired Businesses. There has been no impairment of goodwill during the thirteen weeks ended April 2, 2005.

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

	As of April 2, 2005		As of January 1, 2005
In millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer lists and Covenants not to compete	$1,110.6	$(350.4)	$1,102.8	$(321.8)
Favorable leases and Other	172.9	(89.6)	173.8	(86.9)
	$1,283.5	$(440.0)	$1,276.6	$(408.7)

The increase in the gross carrying amount of customer lists and covenants not to compete during the thirteen weeks ended April 2, 2005 was primarily due to the acquisition of customer lists. The amortization expense for finite-lived intangible assets for the thirteen week period ended April 2, 2005 was $32.0 million. The anticipated annual amortization expense for these intangible assets is $125.4 million, $119.8 million, $114.1 million, $105.4 million, $96.9 million and $87.8 million in 2005, 2006, 2007, 2008, 2009 and 2010, respectively.

Note 6

Accumulated other comprehensive loss consists of a minimum pension liability and unrealized losses on derivatives. The minimum pension liability totaled $57.7 million pre-tax ($35.7 million after-tax) as of April 2, 2005 and January 1, 2005. The unrealized loss on derivatives totaled $30.1 million pre-tax ($19.1 million after-tax) and $31.2 million pre-tax ($19.8 million after tax) as of April 2, 2005 and January 1, 2005, respectively.

Following are the changes in comprehensive income:

	13 weeks ended
In millions	April 2, 2005	April 3, 2004
Net earnings, as reported	$289.7	$244.6
Other comprehensive loss:
Recognition of unrealized loss on derivatives	0.7	—
Total comprehensive income, net of taxes	$290.4	$244.6

As of April 2, 2005, the Company had no freestanding derivatives in place.

Note 7

Beginning in August 2001, a total of nine actions were filed against the Company in the United States District Court for the District of Massachusetts asserting claims under the federal securities laws. The actions were subsequently consolidated under the caption In re CVS Corporation Securities Litigation, No. 01-CV-11464 (JLT) (D. Mass.) (the "Securities Action") and a consolidated and amended complaint was filed on April 8, 2002. The consolidated amended complaint names as defendants the Company, its chief executive officer and its chief financial officer and asserts claims for alleged securities fraud under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder on behalf of a purported class of persons who purchased shares of the Company’s common stock between February 6, 2001 and October 30, 2001.

On December 17, 2004, Richard Krantz filed a shareholder derivative suit under the caption Krantz v. Ryan, et. al., No. 04-CV-12650 (REK) (D. Mass) (the "Derivative Action"), based upon essentially the same allegations that underlie the Securities Action. The complaint in the Derivative Action names as defendants the Company (as nominal defendant), its chief executive officer, its chief financial officer, and certain members of its Board of Directors.

Although the Company believes the Securities Action and the Derivative Action are without merit, it has reached an agreement in principle to settle both Actions to avoid the risk and diversion of resources associated with trial. The settlement, if consummated and approved by the court, would be paid for primarily by the Company’s insurers and, as such, had no material impact on the accompanying consolidated condensed financial statements.

Note 8

The Company previously disclosed in its consolidated financial statements for the fiscal year ended January 1, 2005, that it expected to make cash contributions to the defined benefit pension plans during the next fiscal year of $17.1 million. As of April 2, 2005, the Company has made contributions of $0.7 million and presently believes it will make cash contributions of $16.4 during the remainder of fiscal 2005.  Following is a summary of the net periodic pension costs for the defined benefit and other postretirement benefit plans for the respective periods.

	Defined Benefit Plans		Other Postretirement Benefits
In millions 13 weeks ended	April 2, 2005	April 3, 2004	April 2, 2005	April 3, 2004
Service cost	$0.2	$0.2	$—	$—
Interest cost on benefit obligation	5.2	5.2	0.2	0.2
Expected return on plan assets	(4.9)	(4.7)	—	—
Amortization of net loss (gain)	1.4	0.9	—	—
Settlement gain	—	—	(0.1)	(0.1)
Net periodic pension cost	$1.9	$1.6	$0.1	$0.1

Note 9

Following are the components of net interest expense:

	13 Weeks Ended
In millions	April 2, 2005	April 3, 2004
Interest expense	$29.6	$9.8
Interest income	(1.6)	(2.0)
Interest expense, net	$28.0	$7.8

Note 10

Basic earnings per common share is computed by dividing: (i) net earnings, after deducting the after-tax dividends on the ESOP preference stock, by (ii) the weighted average number of common shares outstanding during the period (the "Basic Shares").

When computing diluted earnings per common share, the Company assumes that the ESOP preference stock is converted into common stock and all dilutive stock awards are exercised. After the assumed ESOP preference stock conversion, the ESOP Trust would hold common stock rather than ESOP preference stock and would receive common stock dividends (currently $0.29 annually per share) rather than ESOP preference stock dividends (currently $3.90 annually per share). Since the ESOP Trust uses the dividends it receives to service its debt, the Company would have to increase its contribution to the ESOP Trust to compensate it for the lower dividends. This additional contribution would reduce the Company’s net earnings, which in turn, would reduce the amounts that would have to be accrued under the Company’s incentive compensation plans.

Diluted earnings per common share is computed by dividing: (i) net earnings, after accounting for the difference between the dividends on the ESOP preference stock and common stock and after making adjustments for the incentive compensation plans by (ii) Basic Shares plus the additional shares that would be issued assuming that all dilutive stock awards are exercised and the ESOP preference stock is converted into common stock. Options to purchase 4.3 million and 8.2 million shares of common stock were outstanding as of April 2, 2005 and April 3, 2004, respectively, but were not included in the calculation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Following is a reconciliation of basic and diluted earnings per common share for the respective periods:

	13 Weeks Ended
In millions, except per share amounts	April 2, 2005	April 3, 2004
Numerator for earnings per common share calculation:
Net earnings	$289.7	$244.6
Preference dividends, net of income tax benefit	(3.5)	(3.6)
Net earnings available to common shareholders, basic	$286.2	$241.0

Net earnings	$289.7	$244.6
Dilutive earnings adjustment	(1.1)	(1.4)
Net earnings available to common shareholders, diluted	$288.6	$243.2
Denominator for earnings per common share calculation:
Weighted average common shares, basic	403.4	396.3
Effect of dilutive securities:
ESOP preference stock	9.9	10.3
Stock options	5.3	5.6
Weighted average common shares, diluted	418.6	412.2
Basic earnings per common share	$0.71	$0.61
Diluted earnings per common share	$0.69	$0.59

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

CVS Corporation:

We have reviewed the consolidated condensed balance sheet of CVS Corporation and subsidiaries as of April 2, 2005, and the related consolidated condensed statements of operations and cash flows for the thirteen-week periods ended April 2, 2005 and April 3, 2004. These consolidated condensed financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CVS Corporation and subsidiaries as of January 1, 2005 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the fifty-two week period then ended (not presented herein); and in our report dated March 8, 2005 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of January 1, 2005, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP
KPMG LLP

Providence, Rhode Island
May 3, 2005

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operation

Introduction

Our company is the largest retail pharmacy in the United States based on store count. We sell prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, film and photo finishing services, seasonal merchandise, greeting cards and convenience foods through our CVS/pharmacy® retail stores and online through CVS.com®.  We also provide pharmacy benefit management, mail order services and specialty pharmacy services through PharmaCare Management Services and PharmaCare Pharmacy® stores. As of April 2, 2005 we operated 5,409 retail and specialty pharmacy stores in 36 states and the District of Columbia.

The retail drugstore business is highly competitive. We believe that we compete principally on the basis of: (i) store location and convenience, (ii) customer service and satisfaction, (iii) product selection and variety and (iv) price. In each of the markets we serve, we compete with independent and other retail drugstore chains, supermarkets, convenience stores, pharmacy benefit managers, mail order prescription providers, discount merchandisers, membership clubs and Internet pharmacies.

On July 31, 2004, the Company acquired certain assets and assumed certain liabilities from J.C. Penney Company, Inc. and certain of its subsidiaries, including Eckerd Corporation ("Eckerd"). The acquisition included 1,268 Eckerd retail drugstores and Eckerd Health Services, which includes Eckerd’s mail order and pharmacy benefit management businesses (collectively, the "Acquired Businesses"). The Company believes that the acquisition of the Acquired Businesses is consistent with its long-term strategy of expanding its retail drugstore business in high-growth markets and increasing the size and product offerings of its pharmacy benefits management business.

The following discussion explains the material changes in our results of operations for the thirteen weeks ended April 2, 2005 and April 3, 2004 and the significant developments affecting our financial condition since January 1, 2005. We strongly recommend that you read our audited consolidated financial statements and footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operation included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2005.

Results of Operations

First Quarter (Thirteen Weeks Ended April 2, 2005 versus April 3, 2004)

Net sales ~ The following table summarizes our sales performance for the respective quarters:

	13 Weeks Ended
	April 2, 2005	April 3, 2004
Net sales (in billions)	$9.2	$6.8
Net sales increase:
Total	34.7%	8.0%
Pharmacy	36.7%	9.3%
Front Store	29.8%	4.9%
Same store sales increase:
Total	8.2%	6.4%
Pharmacy	8.8%	8.3%
Front Store	6.9%	2.0%
Pharmacy percentage of total sales	71.1%	70.3%
Third party percentage of pharmacy sales	93.8%	93.6%

As you review our sales performance, we believe you should consider the following important information:

•                  Total sales benefited from added sales from the Acquired Businesses and new store openings (5,409 stores open at the end of the first quarter of fiscal 2005, compared with 4,187 stores at the end of the first quarter of fiscal 2004). The acquired operations accounted for a sales increase of approximately 23.9% during the first quarter of fiscal 2005. Total net sales from new stores accounted for approximately 170 basis points of our total net sales increase during the first quarter of 2005. Sales also continued to benefit from our relocation program, which seeks to move our existing shopping center stores to larger, more convenient, freestanding locations. Historically, we have achieved significant improvements in customer count and net sales when we do this. Although the number of annual relocations has decreased, our relocation strategy remains an important component of our overall growth strategy. As of April 2, 2005, 56% of our existing stores were freestanding.

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

•                  Front store sales were favorably impacted by an earlier Easter (March 27th this year versus April 11th last year), which shifted more holiday sales into the first quarter. Excluding the impact of the Easter shift, we estimate total same store sales would have been approximately 45 basis points lower and front store same store sales would have been approximately 140 basis points lower.

•                  Pharmacy sales dollars continue to be negatively impacted by the conversion of brand named drugs to equivalent generic drugs, which typically have a lower selling price. In addition, our pharmacy growth has continued to be adversely affected by the growth of the mail order channel, an absence of significant new drug introductions, the effect of higher consumer co-payments and co-insurance on utilization trends and an increase in the number of over-the-counter remedies which had historically only been available by prescription.

Gross margin, which represents net sales less the cost of merchandise sold during the reporting period and the related purchasing costs, warehousing costs, delivery costs and actual and estimated inventory losses, increased $609.1 million (or 34.4%) to $2,380.8 million for the first quarter of 2005, compared to $1,771.7 million in the first quarter of 2004. Gross margin as a percentage of net sales for the first quarter of 2005 was 25.9%, compared to 26.0% of net sales in the first quarter of 2004.

As you review our performance in this area, we believe you should consider the following important information:

•                  Our gross margin rate continues to benefit from the increase in generic drug sales (discussed above), which normally yield a higher gross margin rate than brand name drug sales. In addition, our gross margin rate continued to benefit from reduced inventory losses as a result of various new and continuing programs. While we believe these programs should continue to provide operational benefits, we expect the future financial improvement to be less significant. In addition, we cannot guarantee that our programs will continue to reduce inventory losses.

•                  Pharmacy sales are growing at a faster pace than front store sales. On average, our gross margin on pharmacy sales is lower than our gross margin on front store sales. Pharmacy sales were 71.1% of total sales in the first quarter of 2005, compared to 70.3% in the first quarter of 2004.

Total operating expenses, which include store and administrative payroll, employee benefits, store and administrative occupancy costs, selling expenses, advertising expenses, administrative expenses and depreciation and amortization expense, increased $514.9 million (or 37.7%) to $1,881.0 million, or 20.5% of net sales for the first quarter of 2005, compared to $1,366.1 million, or 20.0% of net sales in the first quarter of 2004. Total operating expenses as a percentage of net sales increased during the first quarter primarily as a result of the Acquired Businesses operating expenses as a percentage of net sales being higher than that of our core business.

Interest expense, net for the first quarter of 2005 was $28.0 million, compared to $7.8 million in the first quarter of 2004. Interest expense totaled $29.6 million in the first quarter of 2005, compared to $9.8 million in the first quarter of 2004. Interest income was $1.6 million in the first quarter of 2005, compared to $2.0 million in the first quarter of 2004. The increase in interest expense in 2005 was driven by the increase in debt used to fund the acquisition of the Acquired Businesses, during the third quarter of 2004.

Income tax provision ~ Our effective income tax rate was 38.6% for the first quarter of 2005, compared to 38.5% for the first quarter of 2004. The increase in our effective income tax rate was primarily due to higher state income taxes.

Net earnings for the first quarter of 2005 increased $45.1 million (or 18.4%) to $289.7 million, or $0.69 per diluted share, compared to $244.6 million, or $0.59 per diluted share, in the first quarter of 2004.

Liquidity and Capital Resources

We anticipate that cash flows from operations, supplemented by commercial paper and long-term borrowings, will continue to fund the growth of our business.

Net cash provided by operating activities decreased to $42.8 million during the first quarter of 2005, compared to net cash provided by operations of $322.3 million during the first quarter of 2004. The decrease in net cash provided by operations during the first quarter of 2005 primarily resulted from increased inventory purchases. The elevated inventory levels are primarily the result of inventory purchased as a result of initiatives to reduce out-of-stock product levels at the acquired stores.

Net cash used in investing activities increased to $315.9 million during the first quarter of 2005. This compares to $211.3 million used during the first quarter of 2004. The increase in net cash used in investing activities was primarily due to higher net capital expenditures. Additions to property and equipment totaled $313.4 million in the first quarter of 2005, compared to $195.7 million in the first quarter of 2004. The majority of cash used in investing activities in both quarters supported our real estate program. In addition, the first quarter of 2005 included costs to integrate the Acquired Businesses.

During the first quarter of 2005, we opened 51 new stores, relocated 45 stores and closed 17 stores. During fiscal 2005, we plan to open 275-300 stores, including approximately 125 relocations. As of April 2, 2005, we operated 5,409 retail and specialty pharmacy stores in 36 states and the District of Columbia.

Net cash provided by financing activities increased to $204.6 million during the first quarter of 2005. This compares with cash used of $302.7 million used during the first quarter of 2004. The increase in net cash provided by financing activities was primarily due an increase in commercial paper and proceeds from stock exercises.

We had $1.0 billion of commercial paper outstanding at a weighted average interest rate of 2.6% as of April 2, 2005. In connection with our commercial paper program, we maintain a $650 million, five-year unsecured back-up credit facility, which expires on May 21, 2006, and a $675 million, 364-day unsecured back-up credit facility, which expires on June 10, 2005. During the second quarter of 2005 we intend to replace the 364-day unsecured back-up credit facility. In addition, we maintain a $675 million five-year unsecured backup credit facility, which expires on June 11, 2009. The credit facilities allow for borrowings at various rates depending on our public debt rating. As of April 2, 2005, we had no outstanding borrowings against the credit facilities.

Our credit facilities and unsecured senior notes contain customary restrictive financial covenants. These covenants do not include a requirement for the acceleration of our debt maturities in the event of a downgrade in our credit rating. We do not believe that the restrictions contained in these covenants materially affect our financial or operating flexibility.

Our liquidity is based, in part, on maintaining investment-grade debt ratings. As of April 2, 2005, our long-term debt was rated "A3" by Moody’s and "A-" by Standard & Poor’s, and our commercial paper program was rated "P-2" by Moody’s and "A-2" by Standard & Poor’s, each on a stable outlook. In assessing our credit strength, both Moody’s and Standard & Poor’s consider, among other things, our capital structure and financial policies as well as our consolidated balance sheet and other financial information. Our debt ratings have a direct impact on our future borrowing costs, access to capital markets and new store operating lease costs.

Off-Balance Sheet Arrangements

Other than in connection with executing operating leases, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, nor do we have or guarantee any off-balance sheet debt. We finance a portion of our new store development through sale-leaseback transactions, which involve selling stores to unrelated parties at net book value and then leasing the stores back under leases that qualify and are accounted for as operating leases.  We do not have any retained or contingent interests in the stores nor do we provide any guarantees, other than a corporate level guarantee of the lease payments, in connection with sale-leaseback transactions. In accordance with generally accepted accounting principles, our operating leases are not reflected in our consolidated balance sheet.

In connection with certain business dispositions completed between 1991 and 1997, we continue to guarantee lease obligations for approximately 525 former stores.  The respective purchasers are required to indemnify the Company for these obligations. If any of the purchasers were to become insolvent, we could be required to assume the lease obligation. However, management believes that any such liability would be unlikely to have a material effect on its financial position or results of operations. We refer you to the "Notes to Consolidated Financial Statements" on page 42 of our Annual Report on Form 10-K for the fiscal year ended January 1, 2005 for a detailed discussion of these guarantees.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with generally accepted accounting principles, which requires management to make certain estimates and apply judgment. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the consolidated financial statements are prepared. On a regular basis, management reviews our accounting policies and how they are applied and disclosed in our consolidated financial statements. While management believes that the historical experience, current trends and other factors considered support the preparation of our consolidated financial statements in conformity with generally accepted accounting principles, actual results could differ from our estimates, and such differences could be material. We refer you to the "Notes to Consolidated Financial Statements" on pages 32 through 35 of our Annual Report on Form 10-K for the fiscal year ended January 1, 2005 for a discussion of our significant accounting policies. Management believes that the following accounting policies include a higher degree of judgment and/or complexity and, thus, are considered to be critical accounting policies. The critical accounting policies discussed below are applicable to both of our business segments. Management has discussed the development and selection of our critical accounting policies with the Audit Committee of our Board of Directors and the Audit Committee has reviewed the Company’s disclosures relating to them.

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

The calculation of our closed store lease liability contains uncertainty since we must use judgment to estimate the timing and duration of future vacancy periods, the amount and timing of future lump sum settlement payments and the amount and timing of potential future sublease income. When estimating these potential termination costs and their related timing, we consider a number of factors, which include, but are not limited to, our historical settlement experience, the owner of the property, the location and condition of the property, the terms of the underlying lease, the specific marketplace demand and general economic conditions. We have not made any material changes in the reserve methodology used to record closed store lease reserves during the past three years.

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

Cautionary Statement Concerning Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the "Reform Act") provides a safe harbor for forward-looking statements made by or on behalf of CVS Corporation. The Company and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and in its reports to stockholders. Generally, the inclusion of the words "believe," "expect," "intend," "estimate," "project," "anticipate," "will," "should" and similar expressions identify statements that constitute forward-looking statements. All statements addressing operating performance of CVS Corporation or any subsidiary, events, or developments that the Company expects or anticipates will occur in the future, including statements relating to sales growth, earnings or earnings per common share growth, free cash flow, debt ratings, inventory levels, inventory turn and loss rates, store development, relocations and new market entries, as well as statements expressing optimism or pessimism about future operating results or events, are forward-looking statements within the meaning of the Reform Act.

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

•                  The growth of mail order pharmacies and changes to pharmacy benefit plans requiring maintenance and other medications to be filled exclusively through mail order pharmacies;

•                  Our ability to successfully integrate and significantly improve the operating results of the Acquired Businesses in accordance with plan;

•                  Increased competition from other drugstore chains, supermarkets, membership clubs, discount retailers and internet companies as well as changes in consumer preferences or loyalties;

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

•                  The strength of the economy in general or in the markets served by CVS and changes in consumer purchasing power and/or spending patterns; and

•                  Other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As of April 2, 2005, the Company had no derivative financial instruments or derivative commodity instruments in place and believes that its exposure to market risk associated with other financial instruments, principally interest rate risk inherent in its debt portfolio is not material.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15(e)) as of April 2, 2005, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that occurred during the first quarter ended April 2, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.    Legal Proceedings

Beginning in August 2001, a total of nine actions were filed against the Company in the United States District Court for the District of Massachusetts asserting claims under the federal securities laws. The actions were subsequently consolidated under the caption In re CVS Corporation Securities Litigation, No. 01-CV-11464 (JLT) (D. Mass.) (the "Securities Action") and a consolidated and amended complaint was filed on April 8, 2002. The consolidated amended complaint names as defendants the Company, its chief executive officer and its chief financial officer and asserts claims for alleged securities fraud under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder on behalf of a purported class of persons who purchased shares of the Company’s common stock between February 6, 2001 and October 30, 2001.

On December 17, 2004, Richard Krantz filed a shareholder derivative suit under the caption Krantz v. Ryan, et. al., No. 04-CV-12650 (REK) (D. Mass) (the "Derivative Action"), based upon essentially the same allegations that underlie the Securities Action. The complaint in the Derivative Action names as defendants the Company (as nominal defendant), its chief executive officer, its chief financial officer, and certain members of its Board of Directors.

Although the Company believes the Securities Action and the Derivative Action are without merit, it has reached an agreement in principle to settle both Actions to avoid the risk and diversion of resources associated with trial. The settlement, if consummated and approved by the court, would be paid for primarily by the Company’s insurers.

Item 6.    Exhibits

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
May 9, 2005