Form 10-Q
period 2005-07-02
CVS CORP
filed 2005-08-09
CIK 64803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended July 2, 2005	Commission File Number 001-01011

CVS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	05-0494040
(State of Incorporation)	(I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

Common Stock, $0.01 par value, issued and outstanding at August 3, 2005:

812,906,000 shares

Part I	Item 1

CVS Corporation

Consolidated Condensed Statements of Operations

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
In millions, except per share amounts	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net sales	$9,121.6	$6,943.1	$18,303.8	$13,761.7
Cost of goods sold, buying and warehousing costs	6,704.2	5,116.6	13,505.6	10,163.5

Gross margin	2,417.4	1,826.5	4,798.2	3,598.2
Selling, general and administrative expenses	1,792.1	1,343.2	3,535.2	2,615.9
Depreciation and amortization	147.6	96.1	285.5	189.5

Total operating expenses	1,939.7	1,439.3	3,820.7	2,805.4

Operating profit	477.7	387.2	977.5	792.8
Interest expense, net	28.3	6.0	56.3	13.8

Earnings before income tax provision	449.4	381.2	921.2	779.0
Income tax provision	173.5	146.7	355.6	299.9

Net earnings	275.9	234.5	565.6	479.1
Preference dividends, net of income tax benefit	3.5	3.7	7.0	7.3

Net earnings available to common shareholders	$272.4	$230.8	$558.6	$471.8

Basic earnings per common share:
Net earnings	$0.34	$0.29	$0.69	$0.59

Weighted average basic common shares outstanding	810.9	796.0	808.8	794.4

Diluted earnings per common share:
Net earnings	$0.33	$0.28	$0.67	$0.58

Weighted average diluted common shares outstanding	841.9	830.0	839.6	827.2

Dividends declared per common share	$0.03625	$0.03313	$0.07250	$0.06625

See accompanying notes to consolidated condensed financial statements.

Part I	Item 1

CVS Corporation

Consolidated Condensed Balance Sheets

(Unaudited)

In millions, except share and per share amounts	July 2, 2005	January 1, 2005
Assets:
Cash and cash equivalents	$414.1	$392.3
Accounts receivable, net	1,703.8	1,764.2
Inventories	5,360.4	5,453.9
Deferred income taxes	223.1	243.1
Other current assets	92.9	66.0

Total current assets	7,794.3	7,919.5

Property and equipment, net	3,972.2	3,505.9
Goodwill	1,828.5	1,898.5
Intangible assets, net	822.3	867.9
Deferred income taxes	132.1	137.6
Other assets	216.4	217.4

Total assets	$14,765.8	$14,546.8

Liabilities:
Accounts payable	$2,054.8	$2,275.9
Accrued expenses	1,424.0	1,666.7
Short-term debt	875.0	885.6
Current portion of long-term debt	338.1	30.6

Total current liabilities	4,691.9	4,858.8

Long-term debt	1,629.7	1,925.9
Other long-term liabilities	761.7	774.9

Shareholders’ equity:
Preference stock, series one ESOP convertible, par value $1.00: authorized 50,000,000 shares; issued and outstanding 4,224,000 shares at July 2, 2005 and 4,273,000 shares at January 1, 2005	225.7	228.4
Common stock, par value $0.01: authorized 1,000,000,000 shares; issued 837,220,000 shares at July 2, 2005 and 828,552,000 shares at January 1, 2005	8.4	8.3
Treasury stock, at cost: 25,680,000 shares at July 2, 2005 and 26,634,000 shares at January 1, 2005	(373.0)	(385.9)
Guaranteed ESOP obligation	(140.9)	(140.9)
Capital surplus	1,863.8	1,687.3
Retained earnings	6,152.6	5,645.5
Accumulated other comprehensive loss	(54.1)	(55.5)

Total shareholders’ equity	7,682.5	6,987.2

Total liabilities and shareholders’ equity	$14,765.8	$14,546.8

See accompanying notes to consolidated condensed financial statements.

Part I	Item 1

CVS Corporation

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	26 Weeks Ended
In millions	July 2, 2005	July 3, 2004
Cash flows from operating activities:
Cash receipts from sales	$18,361.8	$13,894.9
Cash paid for inventory	(13,314.0)	(10,163.6)
Cash paid to other suppliers and employees	(4,083.8)	(2,813.8)
Interest received	3.2	3.6
Interest paid	(65.8)	(27.5)
Income taxes paid	(300.3)	(334.4)

Net cash provided by operating activities	601.1	559.2

Cash flows from investing activities:
Additions to property and equipment	(731.7)	(464.4)
Proceeds from sale-leaseback transactions	7.3	4.7
Acquisitions (net of cash acquired) and investments	63.7	(40.8)
Proceeds from sale or disposal of assets	8.7	8.5

Net cash used in investing activities	(652.0)	(492.0)

Cash flows from financing activities:
Reductions in short-term debt	(10.6)	—
Dividends paid	(58.5)	(52.5)
Additions to long-term debt	16.5	—
Reductions in long-term debt	(5.3)	(300.4)
Proceeds from exercise of stock options	130.6	65.4

Net cash provided by (used in) financing activities	72.7	(287.5)

Net increase (decrease) in cash and cash equivalents	21.8	(220.3)
Cash and cash equivalents at beginning of period	392.3	843.2

Cash and cash equivalents at end of period	$414.1	$622.9

Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$565.6	$479.1
Adjustments required to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	285.5	189.5
Deferred income taxes and other noncash items	42.3	(16.1)
Change in operating assets and liabilities, providing/(requiring) cash, net of effects from acquisitions:
Accounts receivable, net	57.9	133.3
Inventories	94.1	13.1
Other current assets	(27.0)	(24.0)
Other assets	5.1	8.9
Accounts payable	(223.9)	(10.0)
Accrued expenses	(170.2)	(208.7)
Other long-term liabilities	(28.3)	(5.9)

Net cash provided by operating activities	601.1	559.2

See accompanying notes to consolidated condensed financial statements.

Part I	Item 1

CVS Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 1

The accompanying consolidated condensed financial statements of CVS Corporation and its wholly-owned subsidiaries (“CVS” or the “Company”) have been prepared without audit, in accordance with the rules and regulations of the Securities and Exchange Commission. In accordance with such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Exhibit 13 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005.

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

	13 weeks ended		26 weeks ended
In millions, except per share amounts	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net earnings, as reported	$275.9	$234.5	$565.6	$479.1
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects (1)	0.7	0.5	1.6	0.9
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	11.4	10.0	22.8	21.2

Pro forma net earnings	$265.2	$225.0	$544.4	$458.8

Basic EPS:
As reported	$0.34	$0.29	$0.69	$0.59
Pro forma	0.32	0.28	0.66	0.57

Diluted EPS:
As reported	$0.33	$0.28	$0.67	$0.58
Pro forma	0.31	0.27	0.65	0.55

(1)	Amounts represent the after-tax compensation costs for restricted stock grants.

Part I	Item 1

CVS Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 3

On July 31, 2004, the Company acquired certain assets and assumed certain liabilities from J.C. Penney Company, Inc. and certain of its subsidiaries, including Eckerd Corporation (“Eckerd”). The acquisition included 1,268 Eckerd retail drugstores and Eckerd Health Services, which includes Eckerd’s mail order and pharmacy benefit management businesses (collectively, the “Acquired Businesses”). The final purchase price was $2.13 billion. The Company anticipates that the valuation of the assets acquired and liabilities assumed will be finalized during the third quarter of 2005.

The following pro forma combined results of operations have been provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods presented, or that will be achieved by the combined company in the future:

	July 3, 2004
In millions, except per share amounts	13 weeks	26 weeks
Pro forma:(1)(2)
Net sales	$8,588.1	$17,192.7
Net earnings	209.5	456.8

Basic earnings per share	$0.26	$0.57
Diluted earnings per share	0.25	0.56

(1)	The pro forma combined results of operations assume that the acquisition of the Acquired Businesses occurred at the beginning of each period presented. Such results have been prepared by adjusting the historical results of the Company to include the historical results of the Acquired Businesses, the incremental interest expense and the impact of the preliminary purchase price allocation.
(2)	The pro forma combined results of operations do not include any cost savings that may result from the combination of the Company and the Acquired Businesses or any costs that will be incurred by the Company to integrate the Acquired Businesses.

Note 4

On May 12, 2005, CVS Corporation’s Board of Directors authorized a two-for-one common stock split, which was effected in the form of a dividend by the issuance of one additional share of common stock for each share of common stock outstanding. These shares were distributed on June 6, 2005 to shareholders of record as of May 23, 2005. The accompanying consolidated condensed financial statements have been restated to reflect the effect of the two-for-one common stock split.

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

CVS Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited)

The carrying amount of goodwill was $1,828.5 million as of July 2, 2005. The decrease in the carrying amount of goodwill during the twenty-six weeks ended July 2, 2005 was primarily due to a favorable adjustment to the purchase price paid for the Acquired Businesses. There has been no impairment of goodwill during the twenty-six weeks ended July 2, 2005.

Intangible assets other than goodwill are required to be separated into two categories: finite-lived and indefinite-lived. Intangible assets with finite useful lives are amortized over their estimated useful life, while intangible assets with indefinite useful lives are not amortized. The Company currently has no intangible assets with indefinite lives.

Following is a summary of the Company’s amortizable intangible assets as of the respective balance sheet dates:

	As of July 2, 2005		As of January 1, 2005
In millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer lists and Covenants not to compete	$1,118.1	$(378.5)	$1,102.8	$(321.8)
Favorable leases and Other	176.0	(93.3)	173.8	(86.9)

	$1,294.1	$(471.8)	$1,276.6	$(408.7)

The increase in the gross carrying amount of customer lists and covenants not to compete during the twenty-six weeks ended July 2, 2005 was primarily due to the acquisition of customer lists. The amortization expense for these finite-lived intangible assets for the thirteen and twenty-six week periods ended July 2, 2005 was $32.0 million and $64.0 million, respectively. The anticipated annual amortization expense for these intangible assets is $127.1 million, $121.4 million, $115.6 million, $106.7 million, $98.0 million and $88.7 million in 2005, 2006, 2007, 2008, 2009 and 2010, respectively.

Note 6

As of July 2, 2005, the Company operated 5,439 retail and specialty pharmacy stores in 36 states and the District of Columbia. The Company currently operates two business segments, Retail Pharmacy and Pharmacy Benefit Management (“PBM”). The Company’s business segments are operating units that offer different products and services, and require distinct technology and marketing strategies.

As of July 2, 2005, the Retail Pharmacy segment included 5,390 retail drugstores and the Company’s online retail website, CVS.com®. The retail drugstores, which operate under the CVS® or CVS/pharmacy® name, are located in 34 states and the District of Columbia.

The PBM segment, which operates under the PharmaCare Management Services name, provides a full range of prescription benefit management services to managed care and other organizations. These services include plan design and administration, formulary management, mail order pharmacy services, claims processing and generic substitution. The PBM segment also includes the Company’s specialty pharmacy business, which operates under the PharmaCare Pharmacy® name and focuses on supporting individuals that require complex and expensive drug therapies. The PBM segment operates 49 retail and specialty pharmacies, located in 19 states and the District of Columbia.

Part I	Item 1

CVS Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Following is a reconciliation of the Company’s business segments to the consolidated condensed financial statements as of and for the respective periods:

In millions	Retail Pharmacy Segment	PBM Segment	Consolidated Totals
13 weeks ended:
July 2, 2005:
Net sales	$8,431.7	$689.9	$9,121.6
Operating profit	422.0	55.7	477.7
July 3, 2004:
Net sales	$6,619.6	$323.5	$6,943.1
Operating profit	362.9	24.3	387.2

26 weeks ended:
July 2, 2005:
Net sales	$16,921.4	$1,382.4	$18,303.8
Operating profit	870.0	107.5	977.5
July 3, 2004:
Net sales	$13,099.5	$662.2	$13,761.7
Operating profit	743.4	49.4	792.8

Total assets:
July 2, 2005	$13,396.5	$1,369.3	$14,765.8
January 1, 2005	13,118.5	1,428.3	14,546.8

Note 7

Accumulated other comprehensive loss consists of a minimum pension liability and market value adjustments on hedge instruments. The minimum pension liability totaled $57.7 million pre-tax ($35.7 million after-tax) as of July 2, 2005 and January 1, 2005. The unrealized loss on derivatives totaled $29.0 million pre-tax ($18.4 million after-tax) and $31.2 million pre-tax ($19.8 million after-tax) as of July 2, 2005 and January 1, 2005, respectively. As of July 2, 2005, the Company had no freestanding derivatives in place.

Following are the changes in comprehensive income:

	13 weeks ended		26 weeks ended
In millions	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net earnings, as reported	$275.9	$234.5	$565.6	$479.1
Other comprehensive loss:
Recognition of unrealized loss on derivatives	0.7	(10.5)	1.4	(10.5)

Total comprehensive income, net of taxes	$276.6	$224.0	$567.0	$468.6

Part I	Item 1

CVS Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 8

Following are the components of net interest expense:

	13 weeks ended		26 weeks ended
In millions	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Interest expense	$29.8	$7.6	$59.4	$17.4
Interest income	(1.5)	(1.6)	(3.1)	(3.6)

Interest expense, net	$28.3	$6.0	$56.3	$13.8

Note 9

The Company previously disclosed in its consolidated financial statements for the fiscal year ended January 1, 2005 that it expected to make $17.1 million in cash contributions to the defined benefit pension plans during fiscal 2005. During the twenty six-weeks ended July 2, 2005, the Company made cash contributions of $1.4 million and expects to make additional cash contributions during the remainder of fiscal 2005.

Following is a summary of the net periodic pension costs for the defined benefit and other postretirement benefit plans for the respective periods.

	Defined Benefit Plans
	13 weeks ended		26 weeks ended
In millions	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Service cost	$0.2	$0.2	$0.4	$0.4
Interest cost on benefit obligation	5.5	5.1	10.7	10.3
Expected return on plan assets	(4.8)	(4.6)	(9.7)	(9.3)
Amortization of net loss	1.9	0.8	3.3	1.7

Net periodic pension cost	$2.8	$1.5	$4.7	$3.1

	Other Postretirement Benefits
	13 weeks ended		26 weeks ended
In millions	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Interest cost on benefit obligation	0.2	0.2	0.4	0.4
Settlement gain	(0.1)	(0.1)	(0.2)	(0.2)

Net periodic pension cost	$0.1	$0.1	$0.2	$0.2

Part I	Item 1

CVS Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 10

Basic earnings per common share is computed by dividing: (i) net earnings, after deducting the after-tax dividends on the ESOP preference stock, by (ii) the weighted average number of common shares outstanding during the period (the “Basic Shares”).

When computing diluted earnings per common share, the Company assumes that the ESOP preference stock is converted into common stock and all dilutive stock options are exercised. After the assumed ESOP preference stock conversion, the ESOP Trust would hold common stock rather than ESOP preference stock and would receive common stock dividends ($0.1450 and $0.1325 annually per share in 2005 and 2004, respectively) rather than ESOP preference stock dividends (currently $3.90 annually per share). Since the ESOP Trust uses the dividends it receives to service its debt, the Company would have to increase its contribution to the ESOP Trust to compensate it for the lower dividends. This additional contribution would reduce the Company’s net earnings, which in turn, would reduce the amounts that would have to be accrued under the Company’s incentive compensation plans.

Diluted earnings per common share is computed by dividing: (i) net earnings, after accounting for the difference between the dividends on the ESOP preference stock and common stock and after making adjustments for the incentive compensation plans by (ii) Basic Shares plus the additional shares that would be issued assuming that all dilutive stock options are exercised and the ESOP preference stock is converted into common stock. Options to purchase 6.9 million and 12.3 million shares of common stock were outstanding as of July 2, 2005 and July 3, 2004, respectively, but were not included in the calculation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been antidilutive.

Following is a reconciliation of basic and diluted earnings per common share for the respective periods:

	13 weeks ended		26 weeks ended
In millions, except per share amounts	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Numerator for earnings per common share calculation:
Net earnings	$275.9	$234.5	$565.6	$479.1
Preference dividends, net of income tax benefit	(3.5)	(3.7)	(7.0)	(7.3)

Net earnings available to common shareholders, basic	$272.4	$230.8	$558.6	$471.8

Net earnings	$275.9	$234.5	$565.6	$479.1
Dilutive earnings adjustments	(1.0)	(1.3)	(2.1)	(2.7)

Net earnings available to common shareholders, diluted	$274.9	$233.2	$563.5	$476.4

Denominator for earnings per common share calculation:
Weighted average common shares, basic	810.9	796.0	808.8	794.4
Effect of dilutive securities:
Restricted stock units	0.2	—	0.2	—
ESOP preference stock	19.6	20.4	19.7	20.4
Stock options	11.2	13.6	10.9	12.4

Weighted average common shares, diluted	841.9	830.0	839.6	827.2

Basic earnings per common share	$0.34	$0.29	$0.69	$0.59

Diluted earnings per common share	$0.33	$0.28	$0.67	$0.58

Part I	Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

CVS Corporation:

We have reviewed the consolidated condensed balance sheet of CVS Corporation and subsidiaries as of July 2, 2005, and the related consolidated condensed statements of operations and cash flows for the thirteen and twenty-six week periods ended July 2, 2005 and July 3, 2004. These consolidated condensed financial statements are the responsibility of the Company’s management.

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
August 5, 2005

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Our company is the largest retail pharmacy in the United States based on store count. We sell prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, film and photo finishing services, seasonal merchandise, greeting cards and convenience foods through our CVS/pharmacy® retail stores and online through CVS.com®. We also provide pharmacy benefit management, mail order and specialty pharmacy services through PharmaCare Management Services and PharmaCare Pharmacy® stores. As of July 2, 2005, we operated 5,439 retail and specialty pharmacy stores in 36 states and the District of Columbia.

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

The following discussion explains the material changes in our results of operations for the thirteen and twenty-six weeks ended July 2, 2005 and July 3, 2004 and the significant developments affecting our financial condition since January 1, 2005. We strongly recommend that you read our audited consolidated financial statements and footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operation included as Exhibit 13 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2005.

Results of Operations

Thirteen and Twenty-Six Weeks Ended July 2, 2005 versus July 3, 2004

Net sales ~ The following table summarizes our sales performance for the respective periods:

	13 weeks ended		26 weeks ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net sales (in billions)	$9.1	$6.9	$18.3	$13.8
Net sales increase:
Total	31.4%	7.7%	33.0%	7.9%
Pharmacy	34.6%	8.0%	35.6%	8.7%
Front Store	24.1%	7.1%	26.9%	6.0%
Same store sales increase:
Total	5.6%	6.1%	6.9%	6.2%
Pharmacy	7.4%	7.0%	8.1%	7.6%
Front Store	1.7%	4.1%	4.2%	3.1%
Pharmacy percentage of total sales	70.6%	69.1%	70.8%	69.7%
Third party percentage of pharmacy sales	93.9%	93.7%	94.0%	93.8%

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

As you review our sales performance, we believe you should consider the following important information:

•	Our increase in total sales was significantly affected by the July 31, 2004 acquisition of the Acquired Businesses. Excluding the sales from the Acquired Businesses, total sales increased approximately 7.9% and 9.1% during the second quarter and first six months of 2005, respectively. The acquired stores will be included in same-stores sales beginning with the fiscal August 2005 reporting period.

•	Our increase in total sales was also affected by new store openings. New store openings accounted for approximately 180 basis points and 170 basis points of the increase in total sales for the second quarter and the first six months of 2005, respectively.

•	Total sales continued to benefit from our active relocation program, which focuses on moving our existing shopping center stores to larger, more convenient, freestanding locations. Historically, we have achieved significant improvements in customer count and net sales when we do this. Although the number of annual relocations has decreased, our relocation strategy remains an important component of our overall growth strategy. As of July 2, 2005, approximately 58% of our existing stores were freestanding.

•	Our pharmacy sales growth continued to benefit from new market expansions, increased penetration in existing markets, our ability to attract and retain managed care customers and favorable industry trends. These trends include an aging American population; many “baby boomers” are now in their fifties and are consuming a greater number of prescription drugs. The increased use of pharmaceuticals as the first line of defense for healthcare also contributed to the growing demand for pharmacy services.

•	Pharmacy sales dollars continue to be negatively impacted by the conversion of brand named drugs to equivalent generic drugs, which typically have a lower selling price. In addition, our pharmacy growth has continued to be adversely affected by the growth of the mail order channel, an absence of significant new drug introductions, the effect of higher consumer co-payments and co-insurance on utilization trends and an increase in the number of over-the-counter remedies, which had historically only been available by prescription.

•	Front store sales for the thirteen weeks ended July 2, 2005 were negatively impacted by an earlier Easter (March 27th this year versus April 11th last year), which shifted more holiday sales into the first quarter. Excluding the impact of the Easter shift, we estimate total same store sales for the second quarter of 2005 would have been approximately 80 basis points higher, while front store same store sales would have been approximately 130 basis points higher. The Easter shift had no impact on the first six months of 2005.

Gross margin, which includes net sales less the cost of merchandise sold during the reporting period and the related purchasing costs, warehousing costs, delivery costs and actual and estimated inventory losses, increased $590.9 million (or 32.4%) to $2.4 billion, or 26.5% of net sales for the second quarter of 2005, compared to $1.8 billion or 26.3% of net sales in the second quarter of 2004. Gross margin for the first six months of 2005 increased $1.2 billion (or 33.4%) to $4.8 billion, or 26.2% of net sales, compared to $3.6 billion, or 26.2% of net sales in the first six months of 2004.

As you review our performance in this area, we believe you should consider the following important information:

•	Our gross margin rate continues to benefit from the increase in generic drug sales (discussed above), which normally yield a higher gross margin rate than brand name drug sales. In addition, our gross margin rate continued to benefit from reduced inventory losses as a result of various new and continuing programs. While we believe these programs should continue to provide operational benefits, we expect the future financial improvement to be less significant. In addition, we cannot guarantee that our programs will continue to reduce inventory losses.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Pharmacy sales are growing at a faster pace than front store sales. On average, our gross margin on pharmacy sales is lower than our gross margin on front store sales. Pharmacy sales as a percentage of total sales for the second quarter and first six months of 2005 were 70.6% and 70.8%, respectively, compared to 69.1% in the second quarter of 2004 and 69.7% in the first six months of 2004.

•	Sales to customers covered by third party insurance programs have continued to increase and, thus, have become a larger part of our total pharmacy business. On average, our gross margin on third party pharmacy sales is lower than our gross margin on cash pharmacy sales. Third party prescription sales for the second quarter and first six months of 2005 were 93.9% and 94.0%, respectively, of pharmacy sales, versus 93.7% in the second quarter of 2004 and 93.8% in the first six months of 2004.

Total operating expenses, which include store and administrative payroll, employee benefits, store and administrative occupancy costs, selling expenses, advertising expenses, administrative expenses and depreciation and amortization expense, increased $500.4 million (or 34.8%) to $1,939.7 million, or 21.3% of net sales for the second quarter of 2005, compared to $1,439.3 million, or 20.7% of net sales in the second quarter of 2004. Total operating expenses for the first six months of 2005 increased $1,015.3 million (or 36.2%) to $3,820.7 million or 20.9% of net sales, compared to $2,805.4 million or 20.4% of net sales in the first six months of 2004. Total operating expenses as a percentage of net sales increased during the second quarter and first six months of fiscal 2005, primarily as a result of the Acquired Businesses having lower average sales per store. Further, the acquired stores have incurred higher labor costs resulting from the integration of the acquired stores. In addition, operating expenses as a percentage of net sales has been impacted by lower pharmacy sales growth, in part, from higher generic drug sales, which typically have a lower selling price than their brand named equivalents.

Interest expense, net consisted of the following:

	13 weeks ended		26 weeks ended
In millions	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Interest expense	$29.8	$7.6	$59.4	$17.4
Interest income	(1.5)	(1.6)	(3.1)	(3.6)

Interest expense, net	$28.3	$6.0	$56.3	$13.8

The increase in interest expense for the second quarter and first six months of 2005 was driven by the increase in debt used to fund the acquisition of the Acquired Businesses, which occurred during the third quarter of 2004.

Income tax provision ~ Our effective income tax rate was 38.6% for the second quarter and first six months of 2005, compared to 38.5% for the respective periods of 2004. The increase in our effective income tax rate was primarily due to higher state income taxes.

Net earnings for the second quarter of 2005 increased $41.4 million (or 17.6%) to $275.9 million, or $0.33 per diluted share, compared to $234.5 million, or $0.28 per diluted share, in the second quarter of 2004. Net earnings for the first six months of 2005 increased $86.5 million (or 18.0%) to $565.6 million, or $0.67 per diluted share, compared to $479.1 million, or $0.58 per diluted share, in the first six months of 2004.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

We anticipate that cash flows from operations, supplemented by commercial paper and long-term borrowings, will continue to fund the growth of our business.

Net cash provided by operating activities increased $41.9 million to $601.1 million during the first six months of 2005. This compares to net cash provided by operations of $559.2 million during the first six months of 2004. The increase in net cash provided by operations during the first six months of 2005 primarily resulted from an increase in net income.

Net cash used in investing activities increased to $652.0 million during the first six months of 2005. This compares to $492.0 million used during the first six months of 2004. The increase in net cash used in investing activities was primarily due to higher additions to property and equipment. Additions to property and equipment totaled $731.7 million in the first six months of 2005, compared to $464.4 million in the first six months of 2004. The majority of the spending in both periods supported our real estate development program as well as the remodel program associated with the integration of the acquired stores.

During the first six months of 2005, we opened 103 new stores, relocated 75 stores and closed 39 stores. For the remainder of 2005, we plan to open 120-125 new or relocated stores. As of July 2, 2005, we operated 5,439 retail and specialty pharmacy stores in 36 states and the District of Columbia.

Net cash provided by financing activities increased to $72.7 million during the first six months of 2005. This compares to $287.5 million net cash used in financing activities during the first six months of 2004. The increase in net cash provided by financing activities was primarily due to proceeds from stock option exercises.

We had $875.0 million of commercial paper outstanding at a weighted average interest rate of 2.8% as of July 2, 2005. In connection with our commercial paper program, we maintain a $650 million, five-year unsecured back-up credit facility, which expires on May 21, 2006. During the second quarter of 2005, we replaced a $675 million, 364-day unsecured back-up credit facility, which expired on June 10, 2005, with a $675 million five-year unsecured back-up credit facility, which expires on June 2, 2010. In addition, we maintain a $675 million five-year unsecured back-up credit facility, which expires on June 11, 2009. The credit facilities allow for borrowings at various rates depending on our public debt rating. As of July 2, 2005, we had no outstanding borrowings against the credit facilities.

Our credit facilities and unsecured senior notes contain customary restrictive financial covenants. These covenants do not include a requirement for the acceleration of our debt maturities in the event of a downgrade in our credit rating. We do not believe that the restrictions contained in these covenants materially affect our financial or operating flexibility.

Our liquidity is based, in part, on maintaining investment-grade debt ratings. As of July 2, 2005, our long-term debt was rated “A3” by Moody’s and “A-” by Standard & Poor’s, and our commercial paper program was rated “P-2” by Moody’s and “A-2” by Standard & Poor’s, each on a stable outlook. In assessing our credit strength, both Moody’s and Standard & Poor’s consider, among other things, our capital structure and financial policies as well as our consolidated balance sheet and other financial information. Our debt ratings have a direct impact on our future borrowing costs, access to capital markets and new store operating lease costs.

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

In connection with certain business dispositions completed between 1991 and 1997, we continue to guarantee lease obligations for approximately 525 former stores. The respective purchasers are required to indemnify the Company for these obligations. If any of the purchasers were to become insolvent, we could be required to assume the lease obligation. However, management believes that any such liability would be unlikely to have a material effect on its financial position or results of operations. We refer you to the “Notes to Consolidated Financial Statements” on page 42 of our Annual Report to Stockholders included as Exhibit 13 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2005 for a detailed discussion of these guarantees.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with generally accepted accounting principles, which requires management to make certain estimates and apply judgment. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the consolidated financial statements are prepared. On a regular basis, management reviews our accounting policies and how they are applied and disclosed in our consolidated financial statements. While management believes that the historical experience, current trends and other factors considered support the preparation of our consolidated financial statements in conformity with generally accepted accounting principles, actual results could differ from our estimates, and such differences could be material. We refer you to the “Notes to Consolidated Financial Statements” on pages 32 through 35 of our Annual Report to Stockholders included as Exhibit 13 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2005 for a discussion of our significant accounting policies. Management believes that the following accounting policies include a higher degree of judgment and/or complexity and, thus, are considered to be critical accounting policies. The critical accounting policies discussed below are applicable to both of our business segments. Management has discussed the development and selection of our critical accounting policies with the Audit Committee of our Board of Directors and the Audit Committee has reviewed the Company’s disclosures relating to them.

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

Self-Insurance Liabilities

We are self insured for certain losses related to general liability, worker’s compensation and auto liability, although we maintain stop loss coverage with third party insurers to limit our total liability exposure. The estimate of our self-insurance liability contains uncertainty since we must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. When estimating our self-insurance liability, we consider a number of factors, which include, but are not limited to, historical claim experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. On a quarterly basis, we review our assumptions with our independent third party actuaries to determine that our self-insurance liability is adequate. We have not made any material changes in the accounting methodology used to establish our self-insurance liability during the past three years.

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

Cautionary Statement Concerning Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of CVS Corporation. The Company and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and in its reports to stockholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “project,” “anticipate,” “will,” “should” and similar expressions identify statements that constitute forward-looking statements. All statements addressing operating performance of CVS Corporation or any subsidiary, events, or developments that the Company expects or anticipates will occur in the future, including statements relating to sales growth, earnings or earnings per common share growth, free cash flow, debt ratings, inventory levels, inventory turn and loss rates, store development, relocations and new market entries, as well as statements expressing optimism or pessimism about future operating results or events, are forward-looking statements within the meaning of the Reform Act.

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

Part I

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of July 2, 2005, the Company had no derivative financial instruments or derivative commodity instruments in place and believes that its exposure to market risk associated with other financial instruments, principally interest rate risk inherent in its debt portfolio, is not material.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15(e)) as of July 2, 2005, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that occurred during the second quarter ended July 2, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II	Item 1

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

On October 29, 2004, a class action lawsuit asserting claims under the Employee Retirement Income Security Act was filed under the caption Fescina v. CVS Corp., et. al., No. 04-CV-12309 (JLT) (D. Mass.) (the “ERISA Action”). The purported class includes persons who were participants in or beneficiaries of the CVS 401(k) plan between December 1, 2000 and October 30, 2001. The suit was filed in the United States District Court for the District of Massachusetts and designated as related to the Securities Action. The complaint names as defendants the Company, its chief executive officer, members of its Board of Directors, and certain unnamed fiduciaries.

On December 17, 2004, Richard Krantz filed a shareholder derivative suit under the caption Krantz v. Ryan, et. al., No. 04-CV-12650 (REK) (D. Mass) (the “Derivative Action”), based upon essentially the same allegations that underlie the Securities Action and the ERISA Action. The suit was filed in the United States District Court for the District of Massachusetts and subsequently consolidated with the Securities Action. The complaint names as defendants the Company (as nominal defendant), its chief executive officer, its chief financial officer, and members of its Board of Directors.

Although the Company believes the Securities, ERISA and Derivative Actions are without merit, it has entered into settlement agreements, which have been preliminarily approved by the court, to avoid the risk and diversion of resources associated with trial. The settlements, which are subject to final approval by the court, are being paid for primarily by the Company’s insurers.

As previously disclosed, the Rhode Island Attorney General’s office, the Rhode Island Ethics Commission, and the United States Attorney’s Office for the District of Rhode Island have been investigating the business relationships between certain former members of the Rhode Island General Assembly and various Rhode Island companies, including CVS. The Company has learned that, in connection with the investigation of these business relationships, a former state senator has been criminally charged by state and federal authorities. The Company has also learned that this former state senator intends to plead guilty to the federal charges. CVS will continue to cooperate fully with these investigations.

Part II	Item 4

Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders at our Annual Meeting of Stockholders, which was held on Thursday, May 12, 2005 in Woonsocket, Rhode Island:

		For	Withheld	Abstained	Broker Non-Votes
1.	The election, for one-year terms, of all persons nominated for directors, as set forth in the Company’s proxy statement dated March 25, 2005, was approved by the following votes:

	W. Don Cornwell Thomas P. Gerrity Stanley P. Goldstein Marian L. Heard William H. Joyce Terrence Murray Sheli Z. Rosenberg Thomas M. Ryan Alfred J. Verrecchia	330,100,484 332,242,827 331,384,188 327,458,601 263,643,617 330,858,820 330,346,611 330,318,809 325,722,253	10,009,986 7,867,643 8,726,282 12,651,869 76,466,853 9,251,650 9,763,859 9,791,661 14,388,217	— — — — — — — — —	— — — — — — — — —

		For	Against	Abstained	Broker Non-Votes
2.	Ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005, was approved by the following vote:	332,109,582	5,780,313	2,220,575	—

3.	Stockholder proposal regarding election of directors by majority rather than plurality vote, as set forth in the Company’s proxy statement dated March 25, 2005, was rejected by the following vote:	110,699,383	191,059,738	3,278,586	35,072,763

4.	Stockholder proposal regarding performance and time-based restricted shares, as set forth in the Company’s proxy statement dated March 25, 2005, was rejected by the following vote:	26,450,159	274,895,218	3,692,330	35,072,763

5.	Stockholder proposal regarding non-deductible executive compensation, as set forth in the Company’s proxy statement dated March 25, 2005, was rejected by the following vote:	18,160,569	283,295,698	3,581,440	35,072,763

Part II	Item 5

Other Information

As a retention initiative for Thomas M. Ryan, Chairman of the Board, President and Chief Executive Officer, the Management Planning and Development Committee of the CVS Board of Directors, on August 5, 2005, (i) agreed that subject to Mr. Ryan’s remaining employed through the end of 2009, CVS would waive the 30-year cap in the Company’s Supplemental Executive Retirement Plan on credited service for Mr. Ryan and provide Mr. Ryan upon his retirement with financial planning services, office space and the services of an assistant for five years at the Company’s expense; and (ii) made a grant of 400,000 restricted stock units to Mr. Ryan which will vest on December 31, 2009, and which provides for settlement after Mr. Ryan’s retirement from the Company.

Part II	Item 6

Exhibits

Exhibits:
3.1		Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to CVS Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

3.1	A	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective May 13, 1998 (incorporated by reference to Exhibit 4.1A to Registrant’s Registration Statement No. 333-52055 on Form S-3/A dated May 18, 1998).

3.2		By-laws of the Registrant, as amended and restated (incorporated by reference to Exhibit 3.2 to CVS Corporation’s Current Report on Form 8-K dated June 1, 2005).

10.1		Five Year Credit Agreement dated as of June 3, 2005 by and among the Registrant, the lenders party hereto, Bank of America, N.A., Credit Suisse First Boston, Wachovia Securities, Inc., and National Association as Co-Syndication Agents, Suntrust Bank as Documentation Agent, and The Bank of New York, as Administrative Agent.

15.1		Letter re: Unaudited Interim Financial Information.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

CVS Corporation
(Registrant)

/s/ David B. Rickard
David B. Rickard
Executive Vice President,
Chief Financial Officer and
Chief Administrative Officer
August 9, 2005