Form 10-Q
period 2005-10-01
CVS CORP
filed 2005-11-03
CIK 64803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended October 1, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐    No  ☒

Common Stock, $0.01 par value, issued and outstanding at October 28, 2005:

814,196,000 shares

Part I	Item 1

CVS Corporation

Consolidated Condensed Statements of Operations

(Unaudited – See accompanying review report of KPMG LLP)

	13 Weeks Ended		39 Weeks Ended
In millions, except per share amounts	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Net sales	$8,970.4	$7,909.4	$27,274.2	$21,671.1
Cost of goods sold, buying and warehousing costs	6,569.4	5,838.6	20,075.0	16,002.1

Gross margin	2,401.0	2,070.8	7,199.2	5,669.0
Selling, general and administrative expenses	1,814.4	1,636.2	5,349.6	4,252.1
Depreciation and amortization	147.7	118.6	433.2	308.1

Total operating expenses	1,962.1	1,754.8	5,782.8	4,560.2

Operating profit	438.9	316.0	1,416.4	1,108.8
Interest expense, net	27.3	15.8	83.6	29.6

Earnings before income tax provision	411.6	300.2	1,332.8	1,079.2
Income tax provision	158.9	115.6	514.5	415.5

Net earnings	252.7	184.6	818.3	663.7
Preference dividends, net of income tax benefit	3.5	3.6	10.5	10.9

Net earnings available to common shareholders	$249.2	$181.0	$807.8	$652.8

Basic earnings per common share:
Net earnings	$0.31	$0.23	$1.00	$0.82

Weighted average basic common shares outstanding	813.5	799.2	810.4	795.9

Diluted earnings per common share:
Net earnings	$0.30	$0.22	$0.97	$0.80

Weighted average diluted common shares outstanding	845.0	833.0	841.4	829.2

Dividends declared per common share	$0.03625	$0.03313	$0.10875	$0.09938

See accompanying notes to consolidated condensed financial statements.

Part I	Item 1

CVS Corporation

Consolidated Condensed Balance Sheets

(Unaudited – See accompanying review report of KPMG LLP)

In millions, except share and per share amounts	October 1, 2005	January 1, 2005
Assets:
Cash and cash equivalents	$368.2	$392.3
Accounts receivable, net	1,783.2	1,764.2
Inventories	5,696.7	5,453.9
Deferred income taxes	221.8	243.1
Other current assets	90.0	66.0

Total current assets	8,159.9	7,919.5
Property and equipment, net	4,108.5	3,505.9
Goodwill	1,791.8	1,898.5
Intangible assets, net	812.1	867.9
Deferred income taxes	127.1	137.6
Other assets	226.5	217.4

Total assets	$15,225.9	$14,546.8

Liabilities:
Accounts payable	$2,324.9	$2,275.9
Accrued expenses	1,431.8	1,666.7
Short-term debt	825.5	885.6
Current portion of long-term debt	337.3	30.6

Total current liabilities	4,919.5	4,858.8
Long-term debt	1,627.9	1,925.9
Other long-term liabilities	722.9	774.9
Shareholders’ equity:
Preference stock, series one ESOP convertible, par value $1.00: authorized 50,000,000 shares; issued and outstanding 4,199,000 shares at October 1, 2005 and 4,273,000 shares at January 1, 2005	224.4	228.4
Common stock, par value $0.01: authorized 1,000,000,000 shares; issued 838,750,000 shares at October 1, 2005 and 828,552,000 shares at January 1, 2005	8.4	8.3
Treasury stock, at cost: 24,690,000 shares at October 1, 2005 and 26,634,000 shares at January 1, 2005	(358.7)	(385.9)
Guaranteed ESOP obligation	(140.9)	(140.9)
Capital surplus	1,899.9	1,687.3
Retained earnings	6,375.9	5,645.5
Accumulated other comprehensive loss	(53.4)	(55.5)

Total shareholders’ equity	7,955.6	6,987.2

Total liabilities and shareholders’ equity	$15,225.9	$14,546.8

See accompanying notes to consolidated condensed financial statements.

Part I	Item 1

CVS Corporation

Consolidated Condensed Statements of Cash Flows

(Unaudited – See accompanying review report of KPMG LLP)

	39 Weeks Ended
In millions	October 1, 2005	October 2, 2004
Cash flows from operating activities:
Cash receipts from sales	$27,247.6	$21,796.5
Cash paid for inventory	(19,825.2)	(15,940.2)
Cash paid to other suppliers and employees	(6,020.5)	(4,651.3)
Interest received	4.7	4.9
Interest paid	(112.2)	(51.7)
Income taxes paid	(442.9)	(439.6)

Net cash provided by operating activities	851.5	718.6

Cash flows from investing activities:
Additions to property and equipment	(1,140.3)	(812.1)
Proceeds from sale-leaseback transactions	167.1	52.0
Acquisitions (net of cash acquired) and investments	35.8	(2,307.0)
Cash outflow from hedging activities	—	(32.8)
Proceeds from sale or disposal of assets	28.8	14.7

Net cash used in investing activities	(908.6)	(3,085.2)

Cash flows from financing activities:
(Reductions in) additions to short-term debt	(60.1)	956.5
Dividends paid	(87.9)	(79.0)
Additions to long-term debt	16.5	1,200.0
Reductions in long-term debt	(7.9)	(300.7)
Proceeds from exercise of stock options	172.4	101.0

Net cash provided by financing activities	33.0	1,877.8

Net decrease in cash and cash equivalents	(24.1)	(488.8)
Cash and cash equivalents at beginning of period	392.3	843.2

Cash and cash equivalents at end of period	$368.2	$354.4

Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$818.3	$663.7
Adjustments required to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	433.2	308.1
Deferred income taxes and other noncash items	56.6	(40.2)
Change in operating assets and liabilities, providing/(requiring) cash, net of effects from acquisitions:
Accounts receivable, net	(26.6)	125.4
Inventories	(242.2)	(432.2)
Other current assets	(24.3)	(42.0)
Other assets	(3.5)	1.3
Accounts payable	49.6	159.2
Accrued expenses	(156.3)	(148.5)
Other long-term liabilities	(53.3)	123.8

Net cash provided by operating activities	851.5	718.6

See accompanying notes to consolidated condensed financial statements.

Part I	Item 1

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

	13 weeks ended		39 weeks ended
In millions, except per share amounts	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Net earnings, as reported	$252.7	$184.6	$818.3	$663.7
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects (1)	0.7	0.3	2.3	1.2
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect (2)	11.4	9.7	34.2	30.9

Pro forma net earnings	$242.0	$175.2	$786.4	$634.0

Basic EPS: As reported	$0.31	$0.23	$1.00	$0.82
Pro forma	0.29	0.21	0.96	0.78

Diluted EPS: As reported	$0.30	$0.22	$0.97	$0.80
Pro forma	0.29	0.21	0.93	0.76

(1)	Amounts represent the after-tax compensation costs for restricted stock grants.

(2)	The Company will adopt SFAS No. 123R, “Share Based Payments,” effective with its fiscal year beginning January 1, 2006.

Part I	Item 1

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

Note 4

On July 31, 2004, the Company acquired certain assets and assumed certain liabilities from J.C. Penney Company, Inc. and certain of its subsidiaries, including Eckerd Corporation (“Eckerd”). The acquisition included more than 1,200 Eckerd retail drugstores and Eckerd Health Services, which includes Eckerd’s mail order and pharmacy benefit management businesses (collectively, the “Acquired Businesses”). The final purchase price was $2.13 billion. The valuation of the assets acquired and liabilities assumed was finalized during the third quarter of 2005 and consisted primarily of adjustments related to the final working capital settlement, transaction costs and property and equipment.

The following is a final allocation of the purchase price and transaction costs, as of July 31, 2004:

Estimated Assets Acquired and Liabilities Assumed as of July 31, 2004

In millions
Cash and cash equivalents	$3.0
Accounts receivable	358.5
Inventories	928.4
Other current assets	67.2

Total current assets	1,357.1
Property and equipment	477.2
Goodwill	903.3
Intangible assets	500.0
Other assets	135.3

Total assets acquired	3,372.9

Accounts payable	499.5
Accrued expenses	268.4

Total current liabilities	767.9
Other long-term liabilities	471.0

Total liabilities	1,238.9

Net assets acquired	2,134.0

Part I	Item 1

CVS Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited – See accompanying review report of KPMG LLP)

The following pro forma combined results of operations have been provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods presented, or that will be achieved by the combined company in the future:

	October 2, 2004
In millions, except per share amounts	13 weeks	39 weeks
Pro forma:(1)(2)
Net sales	$8,399.4	$25,641.1
Net earnings	181.5	655.7

Basic earnings per share	$0.22	$0.81
Diluted earnings per share	0.22	0.79

(1)	The pro forma combined results of operations assume that the acquisition of the Acquired Businesses occurred at the beginning of each period presented. Such results have been prepared by adjusting the historical results of the Company to include the historical results of the Acquired Businesses, the incremental interest expense and the impact of the preliminary purchase price allocation.

(2)	The pro forma combined results of operations do not include any cost savings that may have resulted from the combination of the Company and the Acquired Businesses or any costs that were incurred by the Company to integrate the Acquired Businesses.

Note 5

The Company accounts for goodwill and intangibles under SFAS No. 142, “Goodwill and Other Intangible Assets.” As such, goodwill and other indefinite-lived intangible assets are not amortized, but are subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate there may be an impairment. During the third quarter of 2005, the Company performed its required annual goodwill impairment test, which concluded there was no impairment of goodwill.

The carrying amount of goodwill was $1,791.8 million as of October 1, 2005. The decrease in the carrying amount of goodwill during the thirty-nine weeks ended October 1, 2005 was primarily due to a favorable adjustment to the purchase price paid for the Acquired Businesses. There has been no impairment of goodwill during the thirty-nine weeks ended October 1, 2005.

Intangible assets other than goodwill are required to be separated into two categories: finite-lived and indefinite-lived. Intangible assets with finite useful lives are amortized over their estimated useful life, while intangible assets with indefinite useful lives are not amortized. The Company currently has no intangible assets with indefinite lives.

Following is a summary of the Company’s amortizable intangible assets as of the respective balance sheet dates:

	As of October 1, 2005		As of January 1, 2005
In millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer lists and Covenants not to compete	$1,144.1	$(407.3)	$1,102.8	$(321.8)
Favorable leases and Other	171.6	(96.3)	173.8	(86.9)

	$1,315.7	$(503.6)	$1,276.6	$(408.7)

Part I	Item 1

CVS Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited – See accompanying review report of KPMG LLP)

The increase in the gross carrying amount of customer lists and covenants not to compete during the thirty-nine weeks ended October 1, 2005 was primarily due to the acquisition of customer lists. The amortization expense for these finite-lived intangible assets for the thirteen and thirty-nine week periods ended October 1, 2005 was $32.1 million and $96.1 million, respectively. The anticipated annual amortization expense for these intangible assets is $128.2 million, $124.3 million, $118.7 million, $109.7 million, $100.9 million and $91.5 million in 2005, 2006, 2007, 2008, 2009 and 2010, respectively.

Note 6

Accumulated other comprehensive loss consists of a minimum pension liability and market value adjustments on hedge instruments. The minimum pension liability totaled $57.7 million pre-tax ($35.7 million after-tax) as of October 1, 2005 and January 1, 2005. The unrealized loss on derivatives totaled $27.8 million pre-tax ($17.6 million after-tax) and $31.2 million pre-tax ($19.8 million after-tax) as of October 1, 2005 and January 1, 2005, respectively. As of October 1, 2005, the Company had no freestanding derivatives in place.

Following are the changes in comprehensive income:

	13 weeks ended		39 weeks ended
In millions	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Net earnings, as reported	$252.7	$184.6	$818.3	$663.7
Other comprehensive loss:
Recognition of unrealized loss on derivatives	0.7	(10.0)	2.1	(20.5)

Total comprehensive income, net of taxes	$253.4	$174.6	$820.4	$643.2

Note 7

As of October 1, 2005, the Company operated 5,461 retail and specialty pharmacy stores in 37 states and the District of Columbia. The Company currently operates two business segments, Retail Pharmacy and Pharmacy Benefit Management (“PBM”). The Company’s business segments are operating units that offer different products and services, and require distinct technology and marketing strategies.

As of October 1, 2005, the Retail Pharmacy segment included 5,411 retail drugstores and the Company’s online retail website, CVS.com®. The retail drugstores, which operate under the CVS® or CVS/pharmacy® name, are located in 34 states and the District of Columbia.

The PBM segment, which operates under the PharmaCare Management Services name, provides a full range of prescription benefit management services to managed care and other organizations. These services include plan design and administration, formulary management, mail order pharmacy services, claims processing and generic substitution, as well as providing reinsurance services in conjunction with prescription drug benefit policies. The PBM segment also includes the Company’s specialty pharmacy business, which operates under the PharmaCare Pharmacy® name and focuses on supporting individuals that require complex and expensive drug therapies. As of October 1, 2005 the PBM segment operates 50 retail and specialty pharmacies, located in 20 states and the District of Columbia.

Part I	Item 1

CVS Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited – See accompanying review report of KPMG LLP)

The Company evaluates segment performance based on operating profit before the effect of certain intersegment activities and charges. Following is a reconciliation of the Company’s business segments to the consolidated condensed financial statements as of and for the respective periods:

In millions	Retail Pharmacy Segment	PBM Segment	Intersegment Elimination(1)	Consolidated Totals
13 weeks ended:
October 1, 2005:
Net sales	$8,241.9	$750.6	$(22.1)	$8,970.4
Operating profit	383.7	55.2	—	438.9
October 2, 2004:
Net sales	$7,371.8	$537.6	$—	$7,909.4
Operating profit	282.5	33.5	—	316.0

39 weeks ended:
October 1, 2005:
Net sales	$25,163.3	$2,133.0	$(22.1)	$27,274.2
Operating profit	1,253.7	162.7	—	1,416.4
October 2, 2004:
Net sales	$20,471.3	$1,199.8	$—	$21,671.1
Operating profit	1,025.9	82.9	—	1,108.8

Total assets:
October 1, 2005	$13,828.4	$1,397.5	$—	$15,225.9
January 1, 2005	13,118.5	1,428.3	—	14,546.8

(1)	When management reviews the stand-alone performance of its business segments, certain pharmacy revenues reported by the retail segment are directly related to premium revenues that are reported by the PBM segment. The intersegment elimination removes the impact of this internal reporting convention from the above table.

Note 8

Following are the components of net interest expense:

	13 weeks ended		39 weeks ended
In millions	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Interest expense	$28.9	$17.1	$88.3	$34.5
Interest income	(1.6)	(1.3)	(4.7)	(4.9)

Interest expense, net	$27.3	$15.8	$83.6	$29.6

Part I	Item 1

CVS Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited – See accompanying review report of KPMG LLP)

Note 9

The Company previously disclosed in its consolidated financial statements for the fiscal year ended January 1, 2005 that it expected to make $17.1 million in cash contributions to the defined benefit pension plans during fiscal 2005. During the thirty-nine weeks ended October 1, 2005, the Company made cash contributions of $19.1 million and expects to make additional cash contributions of approximately $0.7 million during the fourth quarter of fiscal 2005.

Following is a summary of the net periodic pension costs for the defined benefit and other postretirement benefit plans for the respective periods.

	Defined Benefit Plans
	13 weeks ended		39 weeks ended
In millions	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Service cost	$0.4	$0.2	$0.8	$0.6
Interest cost on benefit obligation	5.4	5.1	16.1	15.4
Expected return on plan assets	(4.8)	(4.6)	(14.5)	(13.9)
Amortization of net loss	1.6	0.9	4.9	2.6

Net periodic pension cost	$2.6	$1.6	$7.3	$4.7

	Other Postretirement Benefits
	13 weeks ended		39 weeks ended
In millions	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Interest cost on benefit obligation	0.2	0.2	0.6	0.6
Settlement gain	(0.1)	(0.1)	(0.3)	(0.3)

Net periodic pension cost	$0.1	$0.1	$0.3	$0.3

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

CVS Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited – See accompanying review report of KPMG LLP)

Diluted earnings per common share is computed by dividing: (i) net earnings, after accounting for the difference between the dividends on the ESOP preference stock and common stock and after making adjustments for the incentive compensation plans by (ii) Basic Shares plus the additional shares that would be issued assuming that all dilutive stock options and restricted stock units are exercised and the ESOP preference stock is converted into common stock. Options to purchase 6.8 million and 4.9 million shares of common stock were outstanding as of October 1, 2005 and October 2, 2004, respectively, but were not included in the calculation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been antidilutive.

Following is a reconciliation of basic and diluted earnings per common share for the respective periods:

	13 weeks ended		39 weeks ended
In millions, except per share amounts	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Numerator for earnings per common share calculation:
Net earnings	$252.7	$184.6	$818.3	$663.7
Preference dividends, net of income tax benefit	(3.5)	(3.6)	(10.5)	(10.9)

Net earnings available to common shareholders, basic	$249.2	$181.0	$807.8	$652.8

Net earnings	$252.7	$184.6	$818.3	$663.7
Dilutive earnings adjustments	(1.1)	(1.3)	(3.2)	(4.0)

Net earnings available to common shareholders, diluted	$251.6	$183.3	$815.1	$659.7

Denominator for earnings per common share calculation:
Weighted average common shares, basic	813.5	799.2	810.4	796.0
Effect of dilutive securities:
Restricted stock units	0.3	—	0.2	—
ESOP preference stock	19.5	20.2	19.6	20.4
Stock options	11.7	13.6	11.2	12.8

Weighted average common shares, diluted	845.0	833.0	841.4	829.2

Basic earnings per common share	$0.31	$0.23	$1.00	$0.82

Diluted earnings per common share	$0.30	$0.22	$0.97	$0.80

Part I	Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

CVS Corporation:

We have reviewed the consolidated condensed balance sheet of CVS Corporation and subsidiaries as of October 1, 2005, and the related consolidated condensed statements of operations and cash flows for the thirteen and thirty-nine week periods ended October 1, 2005 and October 2, 2004. These consolidated condensed financial statements are the responsibility of the Company’s management.

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

November 2, 2005

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Our company is the largest retail pharmacy in the United States based on store count. We sell prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, film and photo finishing services, seasonal merchandise, greeting cards and convenience foods through our CVS/pharmacy® retail stores and online through CVS.com®. We also provide pharmacy benefit management, mail order and specialty pharmacy services through PharmaCare Management Services (“PharmaCare”) and PharmaCare Pharmacy® stores. As of October 1, 2005, we operated 5,461 retail and specialty pharmacy stores in 37 states and the District of Columbia.

The retail drugstore and pharmacy benefit management businesses are highly competitive. We believe that we compete principally on the basis of: (i) store location and convenience, (ii) customer/client service and satisfaction, (iii) retail product selection and (iv) price. In each of the markets we serve, we compete with independent and other retail drugstore chains, supermarkets, convenience stores, pharmacy benefit managers, mail order prescription providers, discount merchandisers, membership clubs and Internet pharmacies.

On July 31, 2004, the Company acquired certain assets and assumed certain liabilities from J.C. Penney Company, Inc. and certain of its subsidiaries, including Eckerd Corporation (“Eckerd”). The acquisition included more than 1,200 Eckerd retail drugstores and Eckerd Health Services, which includes Eckerd’s mail order and pharmacy benefit management businesses (collectively, the “Acquired Businesses”). The Company believes that the acquisition of the Acquired Businesses is consistent with its long-term strategy of expanding its retail drugstore business in high-growth markets and increasing the size and product offerings of its pharmacy benefits management business.

The following discussion explains the material changes in our results of operations for the thirteen and thirty-nine weeks ended October 1, 2005 and October 2, 2004 and the significant developments affecting our financial condition since January 1, 2005. We strongly recommend that you read our audited consolidated financial statements and footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operation included as Exhibit 13 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2005.

Results of Operations

Thirteen and Thirty-Nine Weeks Ended October 1, 2005 versus October 2, 2004

Net sales ~ The following table summarizes our sales performance for the respective periods:

	13 weeks ended		39 weeks ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Net sales (in billions)	$9.0	$7.9	$27.3	$21.7
Net sales increase:
Total	13.4%	24.0%	25.9%	13.2%
Pharmacy	13.7%	27.0%	27.5%	14.8%
Front Store	12.7%	17.1%	21.9%	9.7%
Same store sales increase:(1)
Total	5.7%	5.2%	6.5%	5.9%
Pharmacy	5.8%	6.8%	7.3%	7.3%
Front Store	5.4%	1.8%	4.6%	2.7%
Pharmacy percentage of total sales	70.6%	71.0%	70.8%	70.2%
Third party percentage of pharmacy sales	93.9%	93.8%	94.1%	93.9%

(1)	Same store sales do not include the sales results of the stores closed for seven or more consecutive days as a result of hurricanes Katrina and Rita.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

As you review our sales performance, we believe you should consider the following important information:

•	Our increase in total sales was significantly affected by the July 31, 2004 acquisition of the Acquired Businesses. Excluding the sales from the Acquired Businesses, total sales increased approximately 7.5% and 8.6% during the third quarter and first nine months of 2005, respectively. Beginning with the four weeks ended August 27, 2005, same store sales include the acquired stores. The inclusion benefited total same store sales by approximately 80 basis points during the third quarter of 2005.

•	Our increase in total sales was also affected by new store openings. New store openings accounted for approximately 160 basis points and 170 basis points of the increase in total sales for the third quarter and the first nine months of 2005, respectively.

•	Total sales continued to benefit from our active relocation program, which focuses on moving our existing shopping center stores to larger, more convenient, freestanding locations. Historically, we have achieved significant improvements in customer count and net sales when we do this. Although the number of annual relocations has decreased, our relocation strategy remains an important component of our overall growth strategy. As of October 1, 2005, approximately 58% of our existing stores were freestanding.

•	Our pharmacy sales growth continued to benefit from new market expansions, increased penetration in existing markets, our ability to attract and retain managed care customers and favorable industry trends. These trends include an aging American population; many “baby boomers” are now in their fifties and are consuming a greater number of prescription drugs. The increased use of pharmaceuticals as the first line of defense for healthcare also contributed to the growing demand for pharmacy services.

•	Pharmacy sales dollars continue to be negatively impacted by the conversion of brand named drugs to equivalent generic drugs, which typically have a lower selling price. In addition, our pharmacy growth has continued to be adversely affected by the growth of the mail order channel, an absence of significant new drug introductions, the effect of higher consumer co-payments and co-insurance on utilization trends and an increase in the number of over-the-counter remedies, which had historically only been available by prescription.

Gross margin, which includes net sales less the cost of merchandise sold during the reporting period and the related purchasing costs, warehousing costs, delivery costs and actual and estimated inventory losses, increased $330.2 million (or 15.9%) to $2.4 billion, or 26.8% of net sales for the third quarter of 2005, compared to $2.1 billion or 26.2% of net sales in the third quarter of 2004. Gross margin for the first nine months of 2005 increased $1.5 billion (or 27.0%) to $7.2 billion, or 26.4% of net sales, compared to $5.7 billion, or 26.2% of net sales in the first nine months of 2004.

As you review our performance in this area, we believe you should consider the following important information:

•	Our gross margin rate continues to benefit from the increase in generic drug sales (discussed above), which normally yield a higher gross margin rate than brand name drug sales. In addition, our gross margin rate continued to benefit from reduced inventory losses as a result of new and continuing programs implemented in our existing stores and the Acquired Businesses. While we believe these programs should continue to provide operational benefits, we expect the future financial improvement to be less significant. In addition, we cannot guarantee we will continue to benefit from an increase in generic drug sales or that our programs will continue to reduce inventory losses.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Pharmacy sales continue to represent a significant portion of our overall business. On average, our gross margin on pharmacy sales is lower than our gross margin on front store sales.

•	Sales to customers covered by third party insurance programs have continued to increase and, thus, have become a larger part of our total pharmacy business. On average, our gross margin on third party pharmacy sales is lower than our gross margin on cash pharmacy sales.

Total operating expenses, which include store and administrative payroll, employee benefits, store and administrative occupancy costs, selling expenses, advertising expenses, administrative expenses and depreciation and amortization expense, increased $207.3 million (or 11.8%) to $2.0 billion, or 21.9% of net sales for the third quarter of 2005, compared to $1.8 billion, or 22.2% of net sales in the third quarter of 2004. Total operating expenses for the first nine months of 2005 increased $1.2 billion (or 26.8%) to $5.8 billion or 21.2% of net sales, compared to $4.6 billion or 21.0% of net sales in the first nine months of 2004. Total operating expenses as a percentage of net sales decreased during the third quarter primarily due to higher sales growth resulting in improved sales leverage. Total operating expenses as a percentage of net sales increased during the first nine months of fiscal 2005, primarily as a result of the Acquired Businesses having lower average sales per store. In addition, operating expenses as a percentage of net sales has been impacted by lower pharmacy sales growth, in part, from higher generic drug sales, which typically have a lower selling price than their brand named equivalents.

Interest expense, net consisted of the following:

	13 weeks ended		39 weeks ended
In millions	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Interest expense	$28.9	$17.1	$88.3	$34.5
Interest income	(1.6)	(1.3)	(4.7)	(4.9)

Interest expense, net	$27.3	$15.8	$83.6	$29.6

The increase in interest expense for the third quarter resulted from a combination of higher interest rates and higher average debt balances. The increase in the first nine months of 2005 was driven by the increase in debt used to fund the acquisition of the Acquired Businesses, which occurred during the third quarter of 2004.

Income tax provision ~ Our effective income tax rate was 38.6% for the third quarter and first nine months of 2005, compared to 38.5% for the respective periods of 2004. The increase in our effective income tax rate was primarily due to higher state income taxes.

Net earnings for the third quarter of 2005 increased $68.1 million (or 36.9%) to $252.7 million, or $0.30 per diluted share, compared to $184.6 million, or $0.22 per diluted share, in the third quarter of 2004. Net earnings for the first nine months of 2005 increased $154.6 million (or 23.3%) to $818.3 million, or $0.97 per diluted share, compared to $663.7 million, or $0.80 per diluted share, in the first nine months of 2004.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

We anticipate that cash flows from operations, supplemented by short-term commercial paper and long-term borrowings, will continue to fund the growth of our business.

Net cash provided by operating activities increased $132.9 million to $851.5 million during the first nine months of 2005. This compares to net cash provided by operations of $718.6 million during the first nine months of 2004. The increase in net cash provided by operations during the first nine months of 2005 primarily resulted from an increase in net income.

Net cash used in investing activities decreased to $908.6 million during the first nine months of 2005. This compares to $3,085.2 million used during the first nine months of 2004. The decrease in net cash used in investing was due to less acquisitions during the nine months of 2005 versus the first nine months of 2004, which included the acquisition of the Acquired Businesses. Additions to property and equipment totaled $1,140.3 million in the first nine months of 2005, compared to $812.1 million in the first nine months of 2004. The majority of the spending in both periods supported our real estate development program as well as the remodel program associated with the integration of the acquired stores.

During the first nine months of 2005, we opened 142 new stores, relocated 105 stores and closed 56 stores. For the remainder of 2005, we plan to open 45-50 new or relocated stores. As of October 1, 2005, we operated 5,461 retail and specialty pharmacy stores (including 16 stores which remained closed as a result of hurricanes Katrina and Rita) in 37 states and the District of Columbia.

Net cash provided by financing activities decreased to $33.0 million during the first nine months of 2005. This compares to $1,877.8 million during the first nine months of 2004. The decrease in net cash provided by financing activities was due to less debt being issued during 2005. The first nine months of 2004 included financing of the acquisition of the Acquired Businesses, including the private placement of $1.2 billion unsecured senior notes.

We had $825.5 million of commercial paper outstanding at a weighted average interest rate of 3.0% as of October 1, 2005. In connection with our commercial paper program, we maintain a $650 million, five-year unsecured back-up credit facility, which expires on May 21, 2006, and a $675 million five-year unsecured back-up credit facility, which expires on June 2, 2010. In addition, we maintain a $675 million five-year unsecured back-up credit facility, which expires on June 11, 2009. The credit facilities allow for borrowings at various rates depending on our public debt rating. As of October 1, 2005, we had no outstanding borrowings against the credit facilities.

Our credit facilities and unsecured senior notes contain customary restrictive financial covenants. These covenants do not include a requirement for the acceleration of our debt maturities in the event of a downgrade in our credit rating. We do not believe that the restrictions contained in these covenants materially affect our financial or operating flexibility.

Our liquidity is based, in part, on maintaining investment-grade debt ratings. As of October 1, 2005, our long-term debt was rated “A3” by Moody’s and “A-” by Standard & Poor’s, and our commercial paper program was rated “P-2” by Moody’s and “A-2” by Standard & Poor’s, each on a stable outlook. In assessing our credit strength, both Moody’s and Standard & Poor’s consider, among other things, our capital structure and financial policies as well as our consolidated balance sheet and other financial information. Our debt ratings have a direct impact on our future borrowing costs, access to capital markets and new store operating lease costs.

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

Self-Insurance Liabilities

We are self insured for certain losses related to general liability, worker’s compensation, auto liability and health and medical liabilities, although we maintain stop loss coverage with third party insurers to limit our total liability exposure. The estimate of our self-insurance liability contains uncertainty since we must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. When estimating our self-insurance liability, we consider a number of factors, which include, but are not limited to, historical claim experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. On a quarterly basis, we review our assumptions with our independent third party actuaries to determine that our self-insurance liability is adequate. We have not made any material changes in the accounting methodology used to establish our self-insurance liability during the past three years.

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

Recent Accounting Pronouncements

In October 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” The FSP addresses the accounting for rental costs associated with operating leases that are incurred during a construction period and requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. The provisions of this FSP are required to be applied to the first reporting period beginning after December 15, 2005. We do not expect that the adoption of this position will have a material impact on our consolidated results of operations or financial position.

During December 2004, SFAS No. 123R, “Share Based Payment” was issued. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The provisions of this statement are required to be adopted for annual periods beginning after June 15, 2005. We believe the adoption of this statement may have a material impact on our consolidated results of operations, and we are continuing to evaluate the potential impact. Please see Note 2 to the Consolidated Condensed Financial Statements for additional information regarding stock-based compensation.

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

The forward-looking statements are and will be based upon management’s then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. By their nature, all forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including but not limited to:

•	The continued efforts of health maintenance organizations, managed care organizations, pharmacy benefit management companies and other third party payers to reduce prescription drug costs and pharmacy reimbursement rates;

•	The potential effect on pharmacy sales and gross margin rates attributable to the introduction in 2006 of a new Medicare prescription drug benefit and the continued efforts by state Medicaid entities to reduce pharmacy reimbursement rates;

•	The growth of mail order pharmacies and changes to pharmacy benefit plans requiring maintenance and other medications to be filled exclusively through mail order pharmacies;

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	The effect on PharmaCare of increased competition in the pharmacy benefit management industry, a declining margin environment attributable to increased client demands for lower prices, enhanced service offerings and/or higher service levels and the possible termination of, or unfavorable modification to, contractual arrangements with key clients or providers;

•	Our ability to continue to improve the operating results of the Acquired Businesses;

•	Increased competition from other drugstore chains, supermarkets, membership clubs, discount retailers and Internet companies as well as changes in consumer preferences or loyalties;

•	The frequency and rate of introduction of successful new prescription drugs;

•	Our ability to generate sufficient cash flows to support capital expansion and general operating activities;

•	Interest rate fluctuations and changes in capital market conditions or other events affecting our ability to obtain necessary financing on favorable terms;

•	Our ability to identify, implement and successfully manage and finance strategic expansion opportunities including entering new markets, acquisitions and joint ventures;

•	Our ability to establish effective advertising, marketing and promotional programs (including pricing strategies and price reduction programs implemented in response to competitive pressures and/or to drive demand);

•	Our ability to continue to secure suitable new store locations under acceptable lease terms;

•	Our ability to attract, hire and retain suitable pharmacists and management personnel;

•	Our ability to achieve cost efficiencies and other benefits from various operational initiatives and technological enhancements;

•	Litigation risks as well as changes in laws and regulations, including changes in accounting standards and taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations);

•	The creditworthiness of the purchasers of businesses formerly owned by CVS and whose leases are guaranteed by CVS;

•	Fluctuations in inventory cost, availability and loss levels and our ability to maintain relationships with suppliers on favorable terms;

•	Our ability to implement successfully and to manage new computer systems and technologies;

•	The strength of the economy in general or in the markets served by CVS and changes in consumer purchasing power and/or spending patterns; and

•	Other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

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

As of October 1, 2005, the Company had no derivative financial instruments or derivative commodity instruments in place and believes that its exposure to market risk associated with other financial instruments, principally interest rate risk inherent in its debt portfolio, is not material.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15(e)) as of October 1, 2005, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that occurred during the third quarter ended October 1, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II	Item 1

Legal Proceedings

Beginning in August 2001, a total of nine actions were filed against the Company in the United States District Court for the District of Massachusetts asserting claims under the federal securities laws. The actions were subsequently consolidated under the caption In re CVS Corporation Securities Litigation, No. 01-CV-11464 (JLT) (D. Mass.) (the “Securities Action”). On April 8, 2002, a consolidated and amended complaint was filed. The consolidated amended complaint named as defendants the Company, its chief executive officer and its chief financial officer, and asserted claims for alleged securities fraud under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder on behalf of a class of persons who purchased shares of the Company’s common stock between February 6, 2001 and October 30, 2001.

On October 29, 2004, a class action lawsuit asserting claims under the Employee Retirement Income Security Act was filed under the caption Fescina v. CVS Corp., et. al., No. 04-CV-12309 (JLT) (D. Mass.) (the “ERISA Action”). The purported class included persons who were participants in or beneficiaries of the CVS 401(k) plan between December 1, 2000 and October 30, 2001. The suit was filed in the United States District Court for the District of Massachusetts and designated as related to the Securities Action. The complaint named as defendants the Company, its chief executive officer, members of its Board of Directors, and certain unnamed fiduciaries.

On December 17, 2004, Richard Krantz filed a shareholder derivative suit under the caption Krantz v. Ryan, et. al., No. 04-CV-12650 (REK) (D. Mass) (the “Derivative Action”), based upon essentially the same allegations that underlie the Securities Action and the ERISA Action. The suit was filed in the United States District Court for the District of Massachusetts and subsequently consolidated with the Securities Action. The complaint named as defendants the Company (as nominal defendant), its chief executive officer, its chief financial officer, and members of its Board of Directors.

Although the Company believed the Securities, ERISA and Derivative Actions to be without merit, it entered into settlement agreements to avoid the risk and diversion of resources associated with trial. On September 7, 2005, the court approved the settlement agreements and dismissed the Actions.

As previously disclosed, the Rhode Island Attorney General’s office, the Rhode Island Ethics Commission, and the United States Attorney’s Office for the District of Rhode Island have been investigating the business relationships between certain former members of the Rhode Island General Assembly and various Rhode Island companies, including CVS. In connection with the investigation of these business relationships, a former state senator has been criminally charged by state and federal authorities, and has pled guilty to the federal charges. CVS will continue to cooperate fully with these investigations.

Part II	Item 6

Exhibits

Exhibits:

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to CVS Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

3.1A	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective May 13, 1998 (incorporated by reference to Exhibit 4.1A to Registrant’s Registration Statement No. 333-52055 on Form S-3/A dated May 18, 1998).

3.2	By-laws of the Registrant, as amended and restated (incorporated by reference to Exhibit 3.2 to CVS Corporation’s Current Report on Form 8-K dated June 1, 2005).

10.1	Employment Agreement dated as of December 4, 1996 between the Registrant and the Registrant’s President and Chief Executive Officer.

10.2	Retention Agreement dated as of August 5, 2005 between the Registrant and the Registrant’s President and Chief Executive Officer.

10.3	Form of Restricted Stock Unit Agreement between the Registrant and the Registrant’s President and Chief Executive Officer.

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

CVS Corporation (Registrant)

/s/ DAVID B. RICKARD
David B. Rickard Executive Vice President, Chief Financial Officer and Chief Administrative Officer

November 3, 2005