Form 10-K
period 2005-12-31
CVS CORP
filed 2006-03-14
CIK 64803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $23,238,345,000 as of July 2, 2005, based on the closing price of the common stock on the New York Stock Exchange. For purposes of this calculation, only executive officers and directors are deemed to be the affiliates of the registrant.

As of March 10, 2006, the registrant had 817,412,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Filings made by companies with the Securities and Exchange Commission sometimes “incorporate information by reference.” This means that the company is referring you to information that was previously filed or is to be filed with the SEC, and this information is considered to be part of the filing you are reading. The following materials are incorporated by reference into this Form 10-K:

•	Information contained on pages 18 through 43, and page 45 of our Annual Report to Stockholders for the fiscal year ended December 31, 2005 is incorporated by reference in our response to Items 7, 8 and 9 of Part II.

•	Information contained in our Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated by reference in our response to Items 10 through 14 of Part III.

PART I

Item 1. Business

OVERVIEW

CVS Corporation is a leader in the retail drugstore industry in the United States with net sales of $37.0 billion in 2005. As of December 31, 2005, we operated 5,471 retail and specialty pharmacy stores in 37 states and the District of Columbia, which is more pharmacy stores than any other retailer. We currently operate in 71 of the top 100 U.S. drugstore markets and hold the number one or number two market share in 50 of these markets. Overall, we hold the number one or number two market share position in 70% of the markets in which our retail pharmacies operate. During fiscal 2005, we filled over 433 million prescriptions, or approximately 14% of the U.S. retail pharmacy market. Our current operations are grouped into two businesses: Retail Pharmacy and Pharmacy Benefit Management (“PBM”).

Retail Pharmacy ~ As of December 31, 2005, the Retail Pharmacy business included 5,420 retail drugstores, of which 5,367 operated a pharmacy, and our online retail website, CVS.com®. The retail drugstores are located in 34 states and the District of Columbia operating under the CVS® or CVS/pharmacy® name. CVS/pharmacy® stores sell prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, film and photo finishing services, seasonal merchandise, greeting cards and convenience foods, which we refer to as “front store” products. Existing stores generally range in size from approximately 8,000 to 13,000 square feet, although most new stores range in size from approximately 10,000 to 13,000 square feet and typically include a drive-thru pharmacy.

Pharmacy Benefit Management ~ The PBM business provides a full range of prescription benefit management services to managed care and other organizations. These services include mail order pharmacy, specialty pharmacy, plan design and administration, formulary management and claims processing. The PBM business operates under the PharmaCare Management Services name, and ranks as the fourth largest, full service PBM in the nation. Our specialty pharmacy focuses on supporting individuals that require complex and expensive drug therapies to treat conditions such as organ transplants, HIV/AIDS and genetic conditions such as infertility, multiple sclerosis and certain cancers. As of December 31, 2005, we operated 51 specialty pharmacies, operating under the PharmaCare Pharmacy® name, located in 21 states and the District of Columbia, and four mail order facilities. Specialty pharmacy stores average 2,000 square feet in size and sell prescription drugs and a limited assortment of front store items such as alternative medications, homeopathic remedies and vitamins.

CVS Corporation is a Delaware corporation. Our Store Support Center (corporate office) is located at One CVS Drive, Woonsocket, Rhode Island 02895, telephone (401) 765-1500. Our common stock is listed on the New York Stock Exchange under the trading symbol “CVS.” General information about CVS is available through our website at http://www.cvs.com. Our financial press releases and filings with the Securities and Exchange Commission are available free of charge on the investor relations portion of our website at http://investor.cvs.com.

RECENT DEVELOPMENT

On January 22, 2006, we entered into a definitive agreement under which we will acquire approximately 700 standalone Sav-on® and Osco® drugstores, as well as a distribution center located in La Habra, California, from Albertson’s, Inc., (“Albertson’s”) for $2.93 billion in cash immediately preceding the planned merger of Albertson’s and Supervalu, Inc. (“Supervalu”). Approximately half of the drugstores are located in southern California, with others in our existing markets in numerous states across the Midwest and Southwest. We will also acquire Albertson’s owned real estate interests in the drugstores for $1.0 billion in cash. Closing of the transaction, which is expected to occur in mid-2006, is subject to review under the Hart-Scott-Rodino Act, as well as other customary closing conditions. Further, closing is also conditioned on consummation of the merger between Albertson’s and Supervalu, which is also subject to review under the Hart-Scott-Rodino Act and other customary closing conditions, as well as approval by the shareholders of Albertson’s and Supervalu. We expect to finance the transaction through a combination of cash, short-term and long-term debt and proceeds from the subsequent sale-leaseback of the owned real estate interests. Closing of the transaction is not subject to such financing.

RETAIL PHARMACY BUSINESS

Our Strategy ~ Our mission is to be the easiest pharmacy retailer for customers to use. We believe that ease of use means convenience for the time-starved customer. As such, our operating strategy is to provide a broad assortment of quality merchandise at competitive prices using a retail format that emphasizes service, innovation and convenience (easy-to-access, clean, well-lit and well stocked). One of the keys to our strategy is technology, which allows us to focus on constantly improving service and exploring ways to provide more personalized product offerings and services. We believe that continuing to be the first to market with new and unique products and services, using innovative marketing and adjusting our mix of merchandise to match our customers’ needs and preferences is very important to our ability to continue to improve customer satisfaction.

Our Products ~ A typical CVS/pharmacy store sells prescription drugs and a wide assortment of high-quality, nationally advertised brand name and private label merchandise. Front store categories include over-the-counter drugs, beauty products and cosmetics, film and photo finishing services, seasonal merchandise, greeting cards and convenience foods. We purchase our merchandise from numerous manufacturers and distributors. We believe that competitive sources are readily available for substantially all of the products we carry and the loss of any one supplier would not have a material effect on the business. Consolidated net sales by major product group are as follows:

	Percentage of Net Sales(1)
	2005	2004	2003
Prescription drugs	70%	70%	69%
Over-the-counter and personal care	10	10	10
Beauty/cosmetics	5	5	6
General merchandise and other	15	15	15

	100%	100%	100%

(1)	Percentages are estimates based on store point-of-sale data.

Pharmacy ~ Pharmacy sales have been growing, and we believe will continue to grow, at a faster pace than front store sales. Pharmacy sales represented 70.2% of total sales in 2005, compared to 70.0% in 2004, and 68.8% in 2003. We believe that our pharmacy operations will continue to represent a critical part of our business due to our ability to attract and retain managed care customers, favorable industry trends (e.g., an aging American population consuming a greater number of prescription drugs, pharmaceuticals being used more often as the first line of defense for managing illness, the proliferation of new pharmaceutical products, and a new federally funded prescription drug benefit effective January 1, 2006, promulgated as part of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“Medicare Modernization Act”), which should increase utilization) and our on-going program of purchasing customer lists from independent pharmacies. We believe our pharmacy business benefits from our investment in both people and technology. Given the nature of prescriptions, people want their prescriptions filled accurately and ready when promised, by professional pharmacists using the latest tools and technology. During 2003, we introduced our Pharmacy Service Initiative (“PSI”). This initiative is designed to resolve potential problems at the point of drop-off that could delay a prescription being filled. Further evidencing our belief in the importance of pharmacy service is our continuing investment in technology, such as our Excellence in Pharmacy Innovation and Care (“EPIC”) system, our touch-tone telephone reorder system, Rapid RefillTM and our online business, CVS.com.

Front Store ~ Front store sales benefited from our strategy to be the first to market with new and unique products and services, using innovative marketing and adjusting our mix of merchandise to match our customer’s needs and preferences. For example, we were the first retail pharmacy to market with a digital photo solution throughout our chain, including being the first to offer printing from digital camera phones, the ability to upload digital photos to CVS.com and have them available for in store pickup the following day, and the first to offer a one-time-use digital camera. A key component of our strategy is our ExtraCare® card program, which is helping us continue to build our loyal customer base. In addition, ExtraCare is one of the largest and most successful retail loyalty programs in the United States. ExtraCare allows us to balance our marketing efforts so we can reward our best customers by providing them automatic sale prices, customized coupons, ExtraBucksTM rewards and other benefits. Another component of our front store strategy is our unique product offerings, which include a full range of high-quality CVS brand products that are only available through CVS. We currently carry over 1,900 CVS brand products. In addition, CVS offers a unique front store focus on cosmetics, health and beauty by being a U.S. distributor of several European cosmetics and skin care lines, including Lumene®, Avene® and Vichy®. In 2004, we added the exclusive Christophe® hair care line and in 2005 we launched our new Skin Effects® line by Dr. Jeffery Dover. CVS brand and exclusive products accounted for approximately 13% of our front store sales during 2005.

Store Development ~ The addition of new stores has played, and will continue to play, a major role in our continued growth and success. Our store development program focuses on three areas: entering new markets, adding stores within existing markets and relocating stores to more convenient, freestanding sites. During 2005, we opened 166 new stores, relocated 131 stores and closed 70 stores. During the last five years, we opened more than 1,300 new and relocated stores, and acquired 1,268 stores. Approximately half of our store base was opened or significantly remodeled within the last five years. During 2006, we expect to open approximately 250-275 new or relocated stores. We believe that continuing to grow our store base and locating stores in desirable geographic markets are essential components to compete effectively in the current managed care environment. As a result, we believe that our store development program is an integral part of our ability to maintain our leadership position in the retail drugstore industry.

Information Systems ~ We have continued to invest in information systems to enable us to deliver a high level of customer service while lowering costs and increasing operating efficiency. We were one of the first in the industry to introduce Drug Utilization Review technology that checks for harmful interactions between prescription drugs, over-the-counter products, vitamins and herbal remedies. We were also one of the first in the industry to install a chain wide automatic prescription refill system, CVS Rapid RefillTM, which enables customers to order prescription refills 24 hours a day using a touch-tone telephone. In addition, we have installed EPIC, which reengineered the way our pharmacists communicate and fill prescriptions. Further, we have implemented our Assisted Inventory Management (“AIM”) system, which is designed to more effectively link our stores and distribution centers with suppliers to speed the delivery of merchandise to our stores in a manner that both reduces out-of-stock positions and lowers our investment in inventory. Most recently we rolled-out VIPER, a transaction monitoring application designed to mitigate inventory losses attributable to process deficiencies or fraudulent behavior by providing visibility to all transactions processed through our POS systems.

Customers ~ Managed care and other third party plans accounted for 94% of our 2005 pharmacy sales. Since our sales relate to numerous payors, including employers and managed care organizations, the loss of any one payor should not have a material effect on our business. No single customer accounts for 10% or more of our total sales.

We also fill prescriptions for many state Medicaid plans. Total sales from all such plans were approximately 13% of total pharmacy sales during 2005. Under the Medicare Modernization Act, Medicare eligible patients currently receiving Medicaid prescription coverage will be automatically transitioned to Medicare coverage effective January 1, 2006. Accordingly we estimate that total sales for state Medicaid plans will decline to approximately 9% of pharmacy sales by the end of fiscal 2006.

Seasonality ~ The majority of our sales, particularly pharmacy sales, are generally not seasonal in nature. However, front store sales tend to be higher during the December holiday season. For additional information, we refer you to the Note “Quarterly Financial Information” on page 43 in our Annual Report to Stockholders for the fiscal year ended December 31, 2005.

Working Capital Practices ~ We fund the growth of our business through a combination of cash flow from operations, sale-leaseback transactions, commercial paper and long-term borrowings. For additional information on our working capital practices, we refer you to the caption “Liquidity & Capital Resources” on pages 20 and 21 in our Annual Report to Stockholders for the fiscal year ended December 31, 2005, which is incorporated by reference herein. Due to the nature of the retail drugstore business, the majority of our non-pharmacy sales are in cash, while managed care and other third party insurance programs, which typically settle in less than 30 days, represented 94% of our pharmacy sales in 2005. Our customer returns are not significant.

Associate Development ~ As of December 31, 2005, we employed approximately 148,000 associates; of which approximately 17,000 were pharmacists and about 68,000 were part-time employees who work less than 30 hours per week. To deliver the highest levels of service to our customers and partners, we devote considerable time and attention to our people and service standards. We emphasize attracting and training friendly and helpful associates to work in our stores and throughout our organization.

Intellectual Property and Licenses ~ We have registered or applied to register for a variety of trade names, service marks, trademarks and business licenses for use in our business. We regard our intellectual property as having significant value and as being an important factor in our marketing efforts. We are not aware of any facts that could negatively impact our continuing use of any of our intellectual property. Our pharmacies and pharmacists must be licensed by the appropriate state boards of pharmacy. Our pharmacies and distribution centers are also registered with the Federal Drug Enforcement Administration. Because of these licensing and registration requirements, we must comply with various statutes, rules and regulations, a violation of which could result in a suspension or revocation of these licenses or registrations.

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

Item 1A. Risk Factors

Our business is subject to various industry, economic and regulatory risks and uncertainties. These risks include those described below and may include additional risks and uncertainties not presently known to us or that we currently deem to be immaterial.

Business Risks ~ We operate in a highly competitive environment. We compete with other drugstore chains, supermarkets, discount retailers, membership clubs and Internet companies. In addition, the growth of mail order pharmacies and changes to pharmacy benefit plans requiring maintenance medications to be filled exclusively through mail order pharmacies continues to challenge our business.

Further, the continued efforts of health maintenance organizations, managed care organizations, pharmacy benefit management companies, government entities, and other third party payors to reduce prescription drug costs and pharmacy reimbursement rates may impact our profitability. In that regard, on January 1, 2006, the new Medicare Part D prescription drug program went into effect. It is anticipated that the program will increase utilization and decrease pharmacy gross margin rates as higher margin business (such as cash and state Medicaid customers) migrate to the new Medicare Part D coverage. The potential impact on pharmacy sales and gross margin rates is still undetermined due to the fact the program is in its early stages.

Further, on February 8, 2006, the President signed into law the Deficit Reduction Act of 2005 (the “Act”). The Act seeks to reduce federal spending by $3.6 billion over a five-year period by altering the Medicaid reimbursement formula for multi-source (i.e., generic) drugs. According to the Congressional Budget Office, retail pharmacies are expected to negotiate with individual states for higher dispensing fees to mitigate the adverse effect of these changes. These changes take effect January 1, 2007 and are expected to result in reduced Medicaid reimbursement rates for retail pharmacies. In addition, the President’s proposed budget for fiscal year 2007 contains further reductions in the Medicaid reimbursement formula for multi-source drugs. The extent of these reductions cannot be determined at this time.

Economic Risks ~ Our business is affected by the economy in general and in the markets we serve, including changes in consumer purchasing power and/or spending patterns. Our ability to attract, hire and retain suitable pharmacists and management personnel as well as establishing effective advertising, marketing and promotional programs is directly impacted by the economic environment. Further, interest rate fluctuations and changes in capital market conditions may affect our ability to obtain necessary financing on favorable terms.

Regulatory Risks ~ We are subject to litigation risks as well as changes in laws and regulations, including changes in accounting standards and taxation requirements, such as tax rate changes, new tax laws and revised tax law interpretations.

The foregoing is not a comprehensive listing and there can be no assurance that we have correctly identified and appropriately assessed all factors affecting the business. As such, we refer you to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which includes our “Cautionary Statement Concerning

Forward-Looking Statements” at the end of such section, on pages 18 through 23 of our Annual Report to Stockholders for the fiscal year ended December 31, 2005, which is incorporated by reference herein.

Item 1B. Unresolved Staff Comments

No events have occurred which would require disclosure under this Item.

Item 2. Properties

We lease most of our stores under long-term leases that vary as to rental amounts, expiration dates, renewal options and other rental provisions. For additional information on the amount of our rental obligations for our leases, we refer you to the Note “Leases” on page 35 in our Annual Report to Stockholders for the fiscal year ended December 31, 2005.

As of December 31, 2005, we owned approximately 3% of our 5,471 retail and specialty pharmacy drugstores. Net selling space for our retail and specialty pharmacy drugstores increased 3.6% to 45.0 million square feet as of December 31, 2005 compared to 43.5 million square feet as of January 1, 2005. More than half of our store base was opened or significantly remodeled within the last five years.

We own five distribution centers located in Alabama, Rhode Island, South Carolina, Tennessee and Texas and lease eight additional facilities located in Florida, Indiana, New Jersey, Michigan, Pennsylvania, Texas and Virginia. The thirteen distribution centers total approximately 7,672,000 square feet as of December 31, 2005. During 2004, we began operating our newest distribution center in Ennis, Texas, which utilizes state of the art storage and retrieval systems, and during 2005 we began construction on a new facility utilizing the same technology in Vero Beach, Florida, which is projected to open during 2006.

We own our corporate headquarters building located in Woonsocket, Rhode Island, which contains approximately 568,000 square feet. We lease approximately 116,000 square feet of additional office space in Rhode Island. We also lease approximately 135,000 square feet in three mail order service facilities located in Florida, Pennsylvania, and Ohio. In addition, we own one mail order facility located in Pennsylvania, which contains approximately 80,000 square feet.

In connection with certain business dispositions completed between 1991 and 1997, we continue to guarantee lease obligations for approximately 360 former stores. We are indemnified for these guarantee obligations by the respective purchasers. These guarantees generally remain in effect for the initial lease term and any extension thereof pursuant to a renewal option provided for in the lease prior to the time of the disposition. For additional information, we refer you to the Note “Commitments & Contingencies” on page 40 in our Annual Report to Stockholders for the fiscal year ended December 31, 2005.

Management believes that its owned and leased facilities are suitable and adequate to meet the Company’s anticipated needs. At the end of the existing lease terms, management believes the leases can be renewed or replaced by alternate space.

Following is a breakdown by state of our 5,471 retail and specialty pharmacy store locations as of December 31, 2005:

	Specialty Stores	Retail Stores	Total
Alabama	1	143	144
Arizona	1	58	59
California	7	21	28
Colorado	1	—	1
Connecticut	—	132	132
Delaware	—	2	2
District of Columbia	1	48	49
Florida	3	653	656
Georgia	1	271	272
Hawaii	1	—	1
Illinois	1	138	139
Indiana	—	244	244
Kansas	1	12	13
Kentucky	—	56	56
Louisiana	—	84	84
Maine	—	17	17
Maryland	1	166	167
Massachusetts	16	313	329
Michigan	—	228	228
Minnesota	1	15	16
Mississippi	1	29	30
Missouri	—	18	18
Nevada	—	23	23
New Hampshire	—	27	27
New Jersey	—	245	245
New York	3	421	424
North Carolina	1	270	271
Ohio	—	308	308
Oklahoma	—	33	33
Oregon	1	—	1
Pennsylvania	2	354	356
Rhode Island	1	52	53
South Carolina	1	174	175
Tennessee	1	123	124
Texas	4	461	465
Vermont	—	2	2
Virginia	—	231	231
West Virginia	—	48	48

	51	5,420	5,471

Item 3. Legal Proceedings

(1)	As previously disclosed, the Rhode Island Attorney General’s Office, the Rhode Island Ethics Commission, and the United States Attorney’s Office for the District of Rhode Island have been investigating the business relationships between certain former members of the Rhode Island General Assembly and various Rhode Island companies, including CVS. In connection with the investigation of these business relationships, a former state senator has been criminally charged by state and federal authorities, and has pled guilty to the federal charges. CVS will continue to cooperate fully with these investigations.

(2)

As previously disclosed, the United States Department of Justice and several state attorneys general are investigating whether any civil or criminal violations resulted from certain practices engaged in by CVS and others in the pharmacy industry with regard to dispensing one of two different dosage forms of a generic drug under circumstances in which some state Medicaid programs at various times reimbursed one dosage form at a different rate from the other. The Company is in discussions with various governmental agencies involved and believes its conduct was lawful and justified.

(3)	The enforcement staff of the United States Securities and Exchange Commission (the “SEC”) has commenced an informal inquiry into matters related to the accounting for a transaction that occurred in 2000 (the “2000 Transaction”). Pursuant to the 2000 Transaction, the Company (i) made accounting entries reflecting the conveyance of certain excess plush toy collectible inventory to a third party; (ii) received a total of $42.5 million in barter credits; and (iii) made a cash payment of $12.5 million to the same third party. The inquiry is ongoing and the Company is continuing to respond to the SEC staff’s requests.

In December 2005, the Audit Committee of the Company’s Board of Directors engaged independent outside counsel to undertake an internal review of this matter (the “Internal Review”). In March 2006, based on the findings from the Internal Review, the Audit Committee reached certain conclusions regarding the 2000 Transaction. The Audit Committee concluded that various aspects of the Company’s accounting for the 2000 Transaction were incorrect, although the Internal Review did not result in any adjustments to the financial statements included in this Annual Report. On March 10, 2006, the Audit Committee reported its findings to the Company’s Board of Directors, which adopted those findings. Subsequent to the Audit Committee reaching these conclusions, the Company’s Controller (who was also the Principal Accounting Officer) and the Company’s Treasurer resigned their positions. David B. Rickard, the Company’s Executive Vice President, Chief Financial Officer and Chief Administrative Officer, will be acting as Principal Accounting Officer on an interim basis.

We cannot predict the outcome or timing of the SEC inquiry, or of any related proceedings, although we do not believe that any of the above matters in (3) will have any material effect on the Company’s results of operations or financial condition.

(4)	The Company is also a party to other litigation arising in the normal course of its business, none of which is expected to be material to the Company.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

Executive Officers of the Registrant

Executive Officers of the Registrant

The following sets forth the name, age and biographical information for each of our executive officers as of March 14, 2006. In each case the officer’s term of office extends to the date of the board of directors meeting following the next annual meeting of stockholders of the Company. Previous positions and responsibilities held by each of the executive officers over the past five years are indicated below:

Chris Bodine, age 50, Executive Vice President—Merchandising and Marketing of CVS Corporation and CVS Pharmacy, Inc. since February 1, 2002; Senior Vice President—Merchandising of CVS Pharmacy, Inc. from February 2000 to February 2002.

V. Michael Ferdinandi, age 55, Senior Vice President—Human Resources and Corporate Communications of CVS Corporation and CVS Pharmacy, Inc. since April 2002; Vice President—Human Resources, Organizational Development of CVS Pharmacy Inc. from April 1999 to April 2002.

Larry J. Merlo, age 50, Executive Vice President—Stores of CVS Corporation since April 2000 and Executive Vice President—Stores of CVS Pharmacy, Inc. since March 1998.

David B. Rickard, age 59, Executive Vice President, Chief Financial Officer and Chief Administrative Officer of CVS Corporation and CVS Pharmacy, Inc. since September 1999; director of Harris Corporation since October 2001.

Thomas M. Ryan, age 53, President and Chief Executive Officer of CVS Corporation since May 1998 and Chairman of CVS Corporation since April 1999; also President and CEO of CVS Pharmacy, Inc. since 1994; director of Bank of America Corporation, and Yum! Brands, Inc.; and director of Reebok International Ltd. until its acquisition by Adidas-Soloman AG was completed in January 2006.

Douglas A. Sgarro, age 46, Executive Vice President—Strategy and Chief Legal Officer of CVS Corporation and CVS Pharmacy, Inc. since March 2004 and President of CVS Realty Co., a real estate development company and a division of CVS Pharmacy, Inc., since October 1999; Senior Vice President and Chief Legal Officer of CVS Corporation from April 2000 to March 2004.

Gregory S. Weishar, age 51, Vice President of CVS Corporation since April 2002, and Chief Executive Officer and President of PharmaCare Management Services, Inc., our PBM, since December 1998.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2005: High	$26.89	$29.68	$31.60	$29.30	$31.60
Low	22.02	25.02	27.67	23.89	22.02

Cash dividends per common share	0.03625	0.03625	0.03625	0.03625	0.14500

2004: High	$19.26	$21.50	$22.07	$23.67	$23.67
Low	16.98	17.85	19.31	20.86	16.98

Cash dividends per common share	0.03313	0.03313	0.03313	0.03313	0.13250

CVS has paid cash dividends every quarter since becoming a public company. In January 2006, the Board of Directors authorized a 7% increase in the common stock dividend to $0.03875 per share for the first quarter of 2006 ($0.1550 per share on an annual basis). Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors. On May 12, 2005, CVS Corporation’s Board of Directors authorized a two-for-one common stock split, which was effected in the form of a dividend by the issuance of one additional share of common stock for each share of common stock outstanding. These shares were distributed on June 6, 2005 to shareholders of record as of May 23, 2005. All share and per share amounts were restated to reflect the effect of the stock split. As of March 10, 2006, there were approximately 12,040 registered shareholders according to the records maintained by our transfer agent.

Item 6. Selected Financial Data

The selected consolidated financial data of CVS Corporation as of and for the periods indicated in the five-year period ended December 31, 2005 have been derived from the consolidated financial statements of CVS Corporation, which have been audited by KPMG LLP. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and the audit report of KPMG LLP, which are incorporated elsewhere herein.

In millions, except per share amounts	2005 (52 weeks)	2004 (52 weeks)	2003 (53 weeks)	2002 (52 weeks)	2001 (52 weeks)
Statement of operations data:
Net sales	$37,006.2	$30,594.3	$26,588.0	$24,181.5	$22,241.4
Gross margin(1)	9,901.2	8,031.2	6,863.0	6,068.8	5,691.0
Selling, general and administrative expenses(2)	7,292.6	6,079.7	5,097.7	4,552.3	4,256.3
Depreciation and amortization(2)(3)	589.1	496.8	341.7	310.3	320.8
Merger, restructuring and other non-recurring charges	—	—	—	—	343.3

Total operating expenses	7,881.7	6,576.5	5,439.4	4,862.6	4,920.4

Operating profit(4)	2,019.5	1,454.7	1,423.6	1,206.2	770.6
Interest expense, net	110.5	58.3	48.1	50.4	61.0
Income tax provision(5)	684.3	477.6	528.2	439.2	296.4

Net earnings(6)	$1,224.7	$918.8	$847.3	$716.6	$413.2

Per common share data:
Net earnings:(6)
Basic	$1.49	$1.13	$1.06	$0.89	$0.51
Diluted	1.45	1.10	1.03	0.88	0.50
Cash dividends per common share	0.1450	0.1325	0.1150	0.1150	0.1150

Balance sheet and other data:
Total assets	$15,283.4	$14,546.8	$10,543.1	$9,645.3	$8,636.3
Long-term debt	1,594.1	1,925.9	753.1	1,076.3	810.4
Total shareholders’ equity	8,331.2	6,987.2	6,021.8	5,197.0	4,566.9
Number of stores (at end of period)	5,471	5,375	4,179	4,087	4,191

(1)	Gross margin includes the pre-tax effect of a $5.7 million ($3.6 million after-tax) non-recurring charge in 2001 related to the markdown of certain inventory contained in stores closed as part of a strategic restructuring program.

(2)	In 2004, the Company conformed its accounting for operating leases and leasehold improvements to the views expressed by the Office of the Chief Accountant of the Securities and Exchange Commission to the American Institute of Certified Public Accountants on February 7, 2005. As a result, the Company recorded a non-cash pre-tax adjustment of $9.0 million ($5.4 million after-tax) to selling, general and administrative expenses and $56.9 million ($35.1 after-tax) to depreciation and amortization, which represents the cumulative effect of the adjustment for a period of approximately 20 years. Since the effect of this non-cash adjustment was not material to 2004, or any previously reported fiscal year, the cumulative effect was recorded in the fourth quarter of 2004.

(3)	As a result of adopting SFAS No. 142, “Goodwill and Other Intangible Assets,” at the beginning of 2002, the Company no longer amortizes goodwill and other indefinite-lived intangible assets. Goodwill amortization totaled $31.4 million pre-tax ($28.2 million after-tax) in 2001.

(4)	Operating profit includes the pre-tax effect of the charge discussed in Note (1) above and the following merger, restructuring, and other non-recurring charges and gains: (i) in 2004, $65.9 million ($40.5 million after-tax) charge relating to conforming the Company’s accounting for operating leases and leasehold improvements, and (ii) in 2001, $346.8 million ($226.9 million after-tax) charge related to restructuring and asset impairment costs associated with the 2001 strategic restructuring and $3.5 million ($2.1 million after-tax) net non-recurring gain resulting from $50.3 million of settlement proceeds received from various lawsuits against certain manufacturers of brand name prescription drugs and offset in part, by the Company’s contribution of $46.8 million of these settlement proceeds to the CVS/pharmacy Charitable Trust, Inc. to fund future charitable giving.

(5)	Income tax provision includes the effect of the following: (i) in 2005, a $52.6 million reversal of previously recorded tax reserves through the tax provision principally based on resolving certain state tax matters, and (ii) in 2004, a $60.0 million reversal of previously recorded tax reserves through the tax provision principally based on finalizing certain tax return years and on a 2004 court decision relevant to the industry.

(6)	Net earnings and net earnings per common share include the after-tax effect of the charges and gains discussed in Notes (1), (2), (3), (4) and (5) above.

Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations

We refer you to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which includes our “Cautionary Statement Concerning Forward-Looking Statements” at the end of such section, on pages 18 through 23 of our Annual Report to Stockholders for the fiscal year ended December 31, 2005, which is incorporated by reference herein.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2005, the Company had no derivative financial instruments or derivative commodity instruments in place and believes that its exposure to market risk associated with other financial instruments, principally interest rate risk inherent in its debt portfolio, is not material.

Item 8. Financial Statements and Supplementary Data

We refer you to the “Consolidated Statements of Operations,” “Consolidated Balance Sheets,” “Consolidated Statements of Shareholders’ Equity,” “Consolidated Statements of Cash Flows,” and “Notes to Consolidated Financial Statements,” on pages 26 through 43, and “Report of Independent Registered Public Accounting Firm” on page 45, of our Annual Report to Stockholders for the fiscal year ended December 31, 2005, which are incorporated by reference herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No events have occurred which would require disclosure under this Item.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of December 31, 2005, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Internal control over financial reporting: We refer you to “Management’s Report on Internal Control Over Financial Reporting” on page 24 and “Report of Independent Registered Public Accounting Firm” on page 25 of our Annual Report to Stockholders for the fiscal year ended December 31, 2005, which are incorporated by reference herein, for Management’s report on the Registrant’s internal control over financial reporting and The Independent Registered Public Accounting Firm’s report with respect to Management’s assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting.

Changes in internal control over financial reporting: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that occurred during the fourth quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

The Company’s Controller (who was also the Principal Accounting Officer) resigned from the Company on March 13, 2006. David B. Rickard, the Company’s Executive Vice President, Chief Financial Officer and Chief Administrative Officer, will be acting as Principal Accounting Officer on an interim basis. See Item 3.

PART III

Item 10. — Directors and Executive Officers of the Registrant

We refer you to our Proxy Statement for the 2006 Annual Meeting of Stockholders under the captions “Committees of the Board,” “Code of Conduct,” “Director Nominations,” “Audit Committee Report,” “Biographies of our Board Nominees,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which are incorporated by reference herein. Biographical information on our executive officers is contained in Part I of this Annual Report on Form 10-K.

Item 11. — Executive Compensation

We refer you to our Proxy Statement for the 2006 Annual Meeting of Stockholders under the captions “Director Compensation,” “Management Planning and Development Committee Report on Executive Compensation,” “Summary Compensation Table,” “Stock Options,” “Long Term Performance Share Plan,” “Stock Performance Graph” and “Certain Executive Arrangements,” which are incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We refer you to our Proxy Statement for the 2006 Annual Meeting of Stockholders under the captions “Share Ownership of Directors and Certain Executive Officers” and “Share Ownership of Principal Stockholders,” which are incorporated by reference herein, for information concerning security ownership of certain beneficial owners and management.

Our equity compensation plans approved by shareholders include the 1999 Employee Stock Purchase Plan, and the 1997 Incentive Compensation Plan. For additional information on these plans, we refer you to the Note “Stock Incentive Plans” on page 37 in our Annual Report to Stockholders for the fiscal year ended December 31, 2005.

Following is a summary of CVS Corporation common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2005.

Shares in thousands	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by shareholders(1)	43,617	$18.82	24,975
Equity compensation plans not approved by shareholders	—	—	—

Total	43,617	$18.82	24,975

(1)	The number of shares available for delivery under the 1997 Incentive Compensation Plan is subject to adjustment by 9.4% of the number of shares of common stock issued or delivered by the Company during the term of the Plan (excluding any issuance or delivery in connection with awards, or any other compensation or benefit plan of the Company).

Item 13. Certain Relationships and Related Transactions

We refer you to our Proxy Statement for the 2006 Annual Meeting of Stockholders under the caption “Certain Transactions with Directors and Officers,” which is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

We refer you to our Proxy Statement for the 2006 Annual Meeting of Stockholders under the caption “Item 2: Ratification of Appointment of Independent Registered Public Accounting Firm,” which is incorporated by reference herein.

PART IV

Item 15. Exhibits, Financial Statement Schedules

A.	Documents filed as part of this report:

1.	Financial Statements:

The following financial statements are incorporated by reference from pages 18 through 43 and page 45 of our Annual Report to Stockholders for the fiscal year ended December 31, 2005, as provided in Item 8 hereof:

2.	Financial Statement Schedules

The following financial statement schedule is filed on page 19 of this report: Schedule II — Valuation and Qualifying Accounts. All other financial statement schedules are omitted because they are not applicable or the information is included in the financial statements or related notes.

B.	Exhibits

Exhibits marked with an asterisk (*) are hereby incorporated by reference to exhibits or appendices previously filed by the Registrant as indicated in brackets following the description of the exhibit.

Exhibit	Description

3.1*	Amended and Restated Certificate of Incorporation of the Registrant [incorporated by reference to Exhibit 3.1 of CVS Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996].

3.1A*	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective May 13, 1998 [incorporated by reference to Exhibit 4.1A to Registrant’s Registration Statement No. 333-52055 on Form S-3/A dated May 18, 1998].

3.2*	By-laws of the Registrant, as amended and restated [incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated June 1, 2005].

4	Pursuant to Regulation S-K, Item 601(b)(4)(iii)(A), no instrument which defines the rights of holders of long-term debt of the Registrant and its subsidiaries is filed with this report. The Registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

4.1*	Specimen common stock certificate [incorporated by reference to Exhibit 4.1 to the Registration Statement of the Registrant on Form 8-B dated November 4, 1996].

4.2*	Indenture, dated as of February 11, 1999, between CVS Corporation and The Bank of New York [incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement No. 333-78253 on Form S-4 dated May 11, 1999].

10.1*	Stock Purchase Agreement dated as of October 14, 1995 between The TJX Companies, Inc. and Melville Corporation, as amended November 17, 1995 [incorporated by reference to Exhibits 2.1 and 2.2 to Melville’s Current Report on Form 8-K dated December 4, 1995].

10.2*	Stock Purchase Agreement dated as of March 25, 1996 between Melville Corporation and Consolidated Stores Corporation, as amended May 3, 1996 [incorporated by reference to Exhibits 2.1 and 2.2 to Melville’s Current Report on Form 8-K dated May 5, 1996].

Exhibit	Description

10.3*	Distribution Agreement dated as of September 24, 1996 among Melville Corporation, Footstar, Inc. and Footstar Center, Inc. [incorporated by reference to Exhibit 99.1 to Melville’s Current Report on Form 8-K dated October 28, 1996].

10.4*	Tax Disaffiliation Agreement dated as of September 24, 1996 among Melville Corporation, Footstar, Inc. and certain subsidiaries named therein [incorporated by reference to Exhibit 99.2 to Melville’s Current Report on Form 8-K dated October 28, 1996].

10.5*	Agreement and Plan of Merger dated as of February 6, 1997, as amended as of March 19, 1997, among the Registrant, Revco D.S., Inc. and North Acquisition, Corp. [incorporated by reference to Annex A to the Registrant’s Registration Statement No. 333-24163 on Form S-4 filed March 28, 1997].

10.6*	Agreement and Plan of Merger dated as of February 8, 1998, as amended as of March 2, 1998, among the Registrant, Arbor Drugs, Inc. and Red Acquisition, Inc. [incorporated by reference to Exhibit 2 to the Registrant’s Registration Statement No. 333-47193 on Form S-4 filed March 2, 1998].

10.7*	Stockholder Agreement dated as of December 2, 1996 between the Registrant, Nashua Hollis CVS, Inc. and Linens ‘n Things, Inc. [incorporated by reference to Exhibit 10(i)(6) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997].

10.8*	Tax Disaffiliation Agreement dated as of December 2, 1996 between the Registrant and Linens ‘n Things, Inc. and certain of their respective affiliates [incorporated by reference to Exhibit 10(i)(7) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997].

10.9*	Note Purchase Agreement dated June 7, 1989 by and among Melville Corporation and Subsidiaries Employee Stock Ownership Plan, as Issuer, Melville Corporation, as Guarantor, and the Purchasers listed therein [incorporated by reference to Exhibit 10(i)(9) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997].

10.10*	1973 Stock Option Plan [incorporated by reference to Exhibit (10)(iii)(A)(i) to Melville Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1987].

10.11*	1987 Stock Option Plan [incorporated by reference to Exhibit (10)(iii)(A)(iii) to Melville Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1987].

10.12*	1989 Directors Stock Option Plan [incorporated by reference to Exhibit B to Melville Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988].

10.13*	Melville Corporation Omnibus Stock Incentive Plan [incorporated by reference to Exhibit B to Melville Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and Exhibit A to Melville’s definitive Proxy Statement dated March 7, 1995].

10.14*	Profit Incentive Plan of Melville Corporation [incorporated by reference to Exhibit A to Melville Corporation’s definitive Proxy Statement dated March 14, 1994].

10.15*	Supplemental Retirement Plan for Select Senior Management of Melville Corporation I as amended through July 1995 [incorporated by reference to Exhibit 10(iii)(A)(vii) to Melville’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995].

10.16*	Supplemental Retirement Plan for Select Senior Management of Melville Corporation II as amended through July 1995 [incorporated by reference to Exhibit 10(iii)(A)(viii) to Melville’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995].

10.17*	Income Continuation Policy for Select Senior Executives of Melville Corporation as amended through May 12, 1988 [incorporated by reference to Exhibit 10 (viii) to Melville’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994].

10.18*	CVS Corporation 1996 Directors Stock Plan, as amended and restated November 5, 2002 [incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002].

10.19*	Form of Employment Agreements between the Registrant and the Registrant’s executive officers [incorporated by reference to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996].

Exhibit	Description

10.20*	Deferred Stock Compensation Plan [incorporated by reference to Exhibit 10(iii)(A)(xi) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997].

10.21*	1997 Incentive Compensation Plan as amended [incorporated by reference to Exhibit D of the Registrant’s Definitive Proxy Statement filed March 26, 2004].

10.22*	Deferred Compensation Plan [incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 27, 1998].

10.23*	Partnership Equity Program [incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 27, 1998].

10.24*	Form of Collateral Assignment and Executive Life Insurance Agreement between Registrant and the Registrant’s executive officers [incorporated by reference to Exhibit 10.11(xv) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998].

10.25*	Consulting Agreement between CVS Corporation and Eugene Applebaum [incorporated by reference to Exhibit 99(d) to Registrant’s Registration Statement No. 333-47193 on Form S-4 filed March 2, 1998].

10.26*	Description of the Long-Term Performance Share Plan [incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000].

10.27*	1999 Employee Stock Purchase Plan [incorporated by reference to Exhibit 99.A of the Registrant’s Definitive Proxy Statement filed March 4, 1999].

10.28*	Description of the Executive Retention Program [incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000].

10.29*	Five-year Credit Agreement dated as of May 21, 2001 by and among the Registrant, the lenders party thereto, Credit Suisse First Boston and First Union National Bank, as Co-Documentation Agents, The Bank of New York, as Administrative Agent and BNY Capital Markets, Inc. and Fleet Securities, Inc., as Syndication Agent [incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001].

10.30*	Five-year Credit Agreement dated as of June 11, 2004 by and among the Registrant, the lenders party thereto, Bank of America, N.A., Credit Suisse First Boston and Wachovia Securities, Inc., as Co-Syndication Agents, ABN Amro Bank N.V. as Documentation Agent, and The Bank of New York, as Administrative Agent [incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated July 31, 2004].

10.31*	Bridge Facility Credit Agreement dated June 11, 2004 by and among the Registrant, the lenders party thereto, Bank of America, N.A., Credit Suisse First Boston and Wachovia Securities, Inc., as Co-Syndication Agents, The Bank of New York, as Administrative Agent [incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on July 31, 2004].

10.32*	Asset Purchase Agreement dated as of April 4, 2004 among CVS, CVS Pharmacy, J.C. Penney, Eckerd and other Sellers listed therein [incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 4, 2004].

10.33*	Form of Non-Qualified Stock Option Agreements between the Registrant and the selected employees of the Registrant [incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated January 5, 2005].

10.34*	Form of Restricted Stock Unit Agreement between the Registrant and the selected employees of the Registrant [incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated January 5, 2005]

10.35*	Form of Replacement Restricted Stock Unit Agreement between the Registrant and the selected employees of the Registrant [incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K dated January 5, 2005].

10.36*	Five Year Credit Agreement dated as of June 3, 2005 by and among the Registrant, the lenders party hereto, Bank of America, N.A., Credit Suisse First Boston, Wachovia Securities, Inc., and National Association as Co-Syndication Agents, Suntrust Bank as Documentation Agent, and The Bank of New York, as Administrative Agent [incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2005].

Exhibit	Description

10.37*	Employment Agreement dated as of December 4, 1996 between the Registrant and the Registrant’s President and Chief Executive Officer [incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2005].

10.38*	Retention Agreement dated as of August 5, 2005 between the Registrant and the Registrant’s President and Chief Executive Officer [incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2005].

10.39*	Form of Restricted Stock Unit Agreement between the Registrant and the Registrant’s President and Chief Executive Officer [incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2005].

10.40*	Asset Purchase Agreement dated as of January 22, 2006 between the Registrant and Albertson’s Inc., Supervalu Inc., New Aloha Corporation and the sellers listed on Annex A thereto [incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 22, 2006].

13	Portions of the 2005 Annual Report to Stockholders of CVS Corporation, which are specifically designated in this Form 10-K as being incorporated by reference.

21	Subsidiaries of the Registrant

23	Consent of KPMG LLP

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

CVS Corporation:

Under date of March 14, 2006 we reported on the consolidated balance sheets of CVS Corporation and subsidiaries as of December 31, 2005 and January 1, 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for the fifty-two week period ended December 31, 2005, the fifty-two week period ended January 1, 2005 and the fifty-three week period ended January 3, 2004. These consolidated financial statements and our report thereon are incorporated by reference in the December 31, 2005 Annual Report on Form 10-K of CVS Corporation. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
KPMG LLP

Providence, Rhode Island
March 14, 2006

Schedule II — Valuation and Qualifying Accounts

In millions	Balance at Beginning of Year	Additions Charged to Bad Debt Expense	Write-offs Charged to Allowance	Balance at End of Year
Accounts Receivable — Allowance for Doubtful Accounts:
Fiscal Year Ended December 31, 2005	$57.3	$49.3	$53.4	$53.2

Fiscal Year Ended January 1, 2005	58.4	45.1	46.2	57.3

Fiscal Year Ended January 3, 2004	64.2	28.7	34.5	58.4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CVS CORPORATION

Date: March 14, 2006	By:	/s/ David B. Rickard
David B. Rickard
Executive Vice President, Chief Financial Officer and Chief Administrative Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ W. Don Cornwell W. Don Cornwell	Director	March 14, 2006

/s/ Thomas P. Gerrity Thomas P. Gerrity	Director	March 14, 2006

/s/ Stanley P. Goldstein Stanley P. Goldstein	Director	March 14, 2006

/s/ Marian L. Heard Marian L. Heard	Director	March 14, 2006

/s/ William H. Joyce William H. Joyce	Director	March 14, 2006

/s/ Terrence Murray Terrence Murray	Director	March 14, 2006

/s/ David B. Rickard David B. Rickard	Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer) (Principal Accounting Officer)	March 14, 2006

/s/ Sheli Z. Rosenberg Sheli Z. Rosenberg	Director	March 14, 2006

/s/ Thomas M. Ryan Thomas M. Ryan	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 14, 2006

/s/ Alfred J. Verrecchia Alfred J. Verrecchia	Director	March 14, 2006