Form 10-Q
period 2006-04-01
CVS CORP
filed 2006-05-09
CIK 64803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended April 1, 2006

Commission File Number 001-01011

CVS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	05-0494040
(State of Incorporation)	(I.R.S. Employer Identification Number)

One CVS Drive, Woonsocket, Rhode Island 02895

(Address of principal executive offices)

Telephone: (401) 765-1500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer  ☒        Accelerated Filer  ☐        Non-acccelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, $0.01 par value, issued and outstanding at April 28, 2006:

818,408,000 shares

Part I	Item 1

CVS Corporation

Consolidated Condensed Statements of Operations

(Unaudited – See accompanying review report of KPMG LLP)

	13 Weeks Ended
In millions, except per share amounts	April 1, 2006	April 2, 2005
Net sales	$9,979.2	$9,182.2
Cost of goods sold, buying and warehousing costs	7,330.2	6,801.4

Gross margin	2,649.0	2,380.8
Selling, general and administrative expenses	1,933.1	1,743.1
Depreciation and amortization	155.4	137.9

Total operating expenses	2,088.5	1,881.0

Operating profit	560.5	499.8
Interest expense, net	21.1	28.0

Earnings before income tax provision	539.4	471.8
Income tax provision	209.8	182.1

Net earnings	329.6	289.7
Preference dividends, net of income tax benefit	3.5	3.5

Net earnings available to common shareholders	$326.1	$286.2

Basic earnings per common share:
Net earnings	$0.40	$0.35

Weighted average basic common shares outstanding	816.8	806.8

Diluted earnings per common share:
Net earnings	$0.39	$0.34

Weighted average diluted common shares outstanding	848.5	837.2

Dividends declared per common share	$0.03875	$0.03625

See accompanying notes to consolidated condensed financial statements.

Part I	Item 1

CVS Corporation

Consolidated Condensed Balance Sheets

(Unaudited – See accompanying review report of KPMG LLP)

In millions, except share and per share amounts	April 1, 2006	December 31, 2005
Assets:
Cash and cash equivalents	$387.1	$513.4
Accounts receivable, net	2,015.0	1,839.6
Inventories	5,704.8	5,719.8
Deferred income taxes	233.3	241.1
Other current assets	91.1	78.8

Total current assets	8,431.3	8,392.7

Property and equipment, net	4,096.4	3,952.6
Goodwill	1,781.5	1,789.9
Intangible assets, net	784.6	802.2
Deferred income taxes	125.5	122.5
Other assets	228.9	223.5

Total assets	$15,448.2	$15,283.4

Liabilities:
Accounts payable	$2,437.6	$2,467.5
Accrued expenses	1,384.3	1,521.4
Short-term debt	512.0	253.4
Current portion of long-term debt	41.0	341.6

Total current liabilities	4,374.9	4,583.9

Long-term debt	1,592.2	1,594.1
Other long-term liabilities	761.3	774.2

Shareholders’ equity:
Preference stock, series one ESOP convertible, par value $1.00: authorized 50,000,000 shares; issued and outstanding 4,129,000 shares at April 1, 2006 and 4,165,000 shares at December 31, 2005	220.7	222.6
Common stock, par value $0.01: authorized 1,000,000,000 shares; issued 841,182,000 shares at April 1, 2006 and 838,841,000 shares at December 31, 2005	8.4	8.4
Treasury stock, at cost: 23,356,000 shares at April 1, 2006 and 24,533,000 shares at December 31, 2005	(340.5)	(356.5)
Guaranteed ESOP obligation	(114.0)	(114.0)
Capital surplus	1,998.2	1,922.4
Retained earnings	7,036.6	6,738.6
Accumulated other comprehensive loss	(89.6)	(90.3)

Total shareholders’ equity	8,719.8	8,331.2

Total liabilities and shareholders’ equity	$15,448.2	$15,283.4

See accompanying notes to consolidated condensed financial statements.

Part I	Item 1

CVS Corporation

Consolidated Condensed Statements of Cash Flows

(Unaudited – See accompanying review report of KPMG LLP)

	13 Weeks Ended
In millions	April 1, 2006	April 2, 2005
Cash flows from operating activities:
Cash receipts from sales	$9,803.8	$9,150.1
Cash paid for inventory	(7,284.2)	(6,875.5)
Cash paid to other suppliers and employees	(2,208.4)	(2,146.7)
Interest received	2.4	1.6
Interest paid	(44.7)	(47.0)
Income taxes paid	(97.2)	(39.7)

Net cash provided by operating activities	171.7	42.8

Cash flows from investing activities:
Additions to property and equipment	(283.7)	(313.4)
Proceeds from sale-leaseback transactions	—	2.5
Acquisitions (net of cash acquired) and investments	(15.1)	(10.0)
Proceeds from sale or disposal of assets	4.5	5.0

Net cash used in investing activities	(294.3)	(315.9)

Cash flows from financing activities:
Additions to short-term debt	258.5	115.5
Dividends paid	(31.6)	(29.1)
Proceeds from exercise of stock options	61.4	104.2
Excess tax benefits from stock based compensation	10.5	—
Additions to long-term debt	—	15.4
Reductions in long-term debt	(302.5)	(1.4)

Net cash (used in) provided by financing activities	(3.7)	204.6

Net decrease in cash and cash equivalents	(126.3)	(68.5)
Cash and cash equivalents at beginning of period	513.4	392.3

Cash and cash equivalents at end of period	$387.1	$323.8

Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$329.6	$289.7
Adjustments required to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	155.4	137.9
Stock based compensation	15.5	—
Deferred income taxes and other noncash items	22.2	10.3
Change in operating assets and liabilities, providing/(requiring) cash, net of effects from acquisitions:
Accounts receivable, net	(175.4)	(32.1)
Inventories	15.0	(96.5)
Other current assets	(14.5)	(33.9)
Other assets	(5.3)	6.0
Accounts payable	(29.8)	(145.6)
Accrued expenses	(128.1)	(90.3)
Other long-term liabilities	(12.9)	(2.7)

Net cash provided by operating activities	171.7	42.8

See accompanying notes to consolidated condensed financial statements.

Part I	Item 1

CVS Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited – See accompanying review report of KPMG LLP)

Note 1

The accompanying consolidated condensed financial statements of CVS Corporation and its wholly-owned subsidiaries (“CVS” or the “Company”) have been prepared without audit, in accordance with the rules and regulations of the Securities and Exchange Commission. In accordance with such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

Note 2

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” using the modified prospective transition method. Under this method, compensation expense is recognized for options granted on or after January 1, 2006 as well any unvested options on the date of adoption. Compensation expense for unvested stock options outstanding at January 1, 2006 is recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under the SFAS No. 123 pro forma disclosures. As allowed under the modified prospective transition method, prior period financial statements have not been restated. Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, no stock based employee compensation costs were reflected in net earnings for options granted under those plans since they had an exercise price equal to the market value of the underlying common stock on the date of grant. In addition, SFAS No. 123(R) requires that the benefit of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under prior guidance. Excess tax benefits of $10.5 million were included in financing activities in the Company’s consolidated cash flow statement for the first quarter of 2006.

During the first quarter of 2006, the Company recorded compensation expense related to stock options of $13.7 million pre-tax ($9.6 million after-tax, or about $0.01 per diluted share). The Company also recorded compensation expense of $1.8 million pre-tax related to its restricted awards during the first quarter of 2006, compared to $1.5 million during the first quarter of 2005. Compensation costs associated with the Company’s share-based payments are reflected as a component of selling, general and administrative expenses.

Part I	Item 1

CVS Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited – See accompanying review report of KPMG LLP)

The following table represents the effect on net earnings and earnings per share if stock compensation costs had been determined consistent with the fair value recognition provisions of SFAS No. 123 during the quarter ended April 2, 2005:

13 Weeks Ended
In millions, except per share amounts	April 2, 2005
Net earnings, as reported	$289.7
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects(1)	0.9
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	11.4

Pro forma net earnings	$279.2

Basic EPS: As reported	$0.35
Pro forma	0.34

Diluted EPS: As reported	$0.34
Pro forma	0.33

(1)	Amounts represent the after-tax compensation costs for restricted stock awards.

The Company’s 1997 Incentive Compensation Plan (the “ICP”) provides for the granting of up to 85.8 million shares of common stock in the form of stock options and other awards to selected officers, employees and directors of the Company. All grants under the ICP are awarded at fair market value on the day prior to grant date. The fair value of stock options is estimated using the Black Scholes Option Pricing Model, and compensation expense is recognized on a straight-line basis over the requisite service period. Options granted prior to 2004 generally become exercisable over a four-year period from the grant date and expire ten years after the date of grant. Options granted during and subsequent to fiscal 2004 generally become exercisable over a three-year period from the grant date and expire seven years after the date of grant. As of April 1, 2006, there were 25.0 million shares available for future grants under the ICP.

The total intrinsic value of options exercised during the thirteen weeks ended April 1, 2006 and April 2, 2005 was $30.0 million and $68.1 million, respectively. Cash received from these stock option exercises totaled $36.7 million and $89.8 million, with related tax benefits realized of $10.5 million and $24.9 million during the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively. The fair value of options exercised during the first quarter of 2006 and 2005 was $66.7 million and $157.9 million, respectively. As of April 1, 2006, unrecognized compensation expense related to unvested options totaled $45.9 million, which is expected to be recognized over a weighted-average period of one year.

Following is a summary of the stock option activity for the thirteen weeks ended April 1, 2006:

Shares in thousands	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	43,617	$18.82	—	—
Granted	3	28.10	—	—
Exercised	(2,321)	15.84	—	—
Forfeited	(141)	18.74	—	—
Expired	(150)	22.52	—	—

Outstanding at April 1, 2006	41,008	$18.97	5.05	$455,170,000

Exercisable at April 1, 2006	32,896	$19.14	4.84	$360,009,300

Part I	Item 1

CVS Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited – See accompanying review report of KPMG LLP)

The Company granted 2,500 stock options during the thirteen weeks ended April 1, 2006, with a per share weighted average fair value of $7.61, compared to $8.43 for the first quarter of 2005. The fair value of each stock option is estimated based on assumptions at the time of grant using the Black-Scholes Option Pricing Model.

Following is a summary of the assumptions utilized for each of the respective periods:

	13 Weeks Ended
	April 1, 2006	April 2, 2005
Dividend yield (1)	0.52%	0.56%
Expected volatility (2)	25.00%	34.00%
Risk-free interest rate (3)	4.7%	4.3%
Expected life (in years)(4)	4.2	5.7

(1)	Dividend yield is based on annual dividends paid and the fair market value of the Company’s stock at the period end date.
(2)	Expected volatility is estimated utilizing the Company’s historical volatility over a period equal to the expected life of each option grant and adjusted for infrequent events such as stock splits.
(3)	The risk-free interest rate was selected based on yields from U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the options being valued.
(4)	Expected life represents the number of years that the options are expected to be outstanding from grant date based on historical data of option holder exercise and termination behavior.

The ICP allows for up to 7.2 million restricted shares to be issued. The Company’s restricted awards are considered nonvested share awards as defined under SFAS 123(R). The Company granted 5,000 restricted shares with a weighted average per share grant date fair value of $28.71 and 427,000 restricted shares with a weighted average per share grant date fair value of $24.80 for the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively. In addition, the Company granted 310,000 restricted stock units with a weighted average fair value of $28.71 and 412,000 restricted stock units with a weighted average fair value of $22.45 during the first quarter of 2006 and 2005, respectively. The restricted awards require no payment from the employee and compensation cost is recorded based on the market price on the grant date, for which compensation expense is recognized on a straight-line basis over the requisite service period. As of April 1, 2006, unrecognized compensation costs related to nonvested shares and stock units totaled, $1.7 million and $18.8 million, respectively, and is expected to be recognized over a weighted-average period of 1.8 and 2.8 years, respectively. The total fair value of shares vested during the thirteen weeks ended April 1, 2006 and April 2, 2005, was approximately $5.7 million and $12.5 million, respectively.

Following is a summary of the restricted share award activity for the thirteen weeks ended April 1, 2006:

Shares in thousands	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	501	$20.80
Granted	5	28.71
Vested	(197)	18.94
Forfeited	(3)	24.71

Nonvested at April 1, 2006	306	$22.08

Part I	Item 1

CVS Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited – See accompanying review report of KPMG LLP)

Following is a summary of the restricted unit activity for the thirteen weeks ended April 1, 2006:

Shares in thousands	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	1,377	$23.10
Granted	310	28.71
Vested	—	—
Forfeited	(10)	22.45

Nonvested at April 1, 2006	1,677	$24.14

The 1999 Employee Stock Purchase Plan (“ESPP”) provides for the purchase of up to 14.8 million shares of common stock. Under the ESPP, eligible employees may purchase common stock at the end of each six-month offering period, at a purchase price equal to 85% of the lower of the fair market value on the first day or the last day of the offering period. During the first quarter of 2006, 1.1 million shares of common stock were purchased at an average price of $22.64 per share. As of April 1, 2006, 11.1 million shares of common stock have been issued since inception of the ESPP.

The fair value of stock compensation expense associated with the Company’s ESPP is estimated on the date of grant (beginning of the offering period) using the Black-Scholes Option Pricing Model and is recorded as a liability, which is adjusted to reflect the fair value of the award at each reporting period until settlement date.

Following is a summary of the assumptions utilized in valuing the ESPP awards for each of the respective periods:

	13 Weeks Ended
	April 1, 2006	April 2, 2005
Dividend yield (1)	0.26%	0.32%
Expected volatility (2)	24.90%	17.10%
Risk-free interest rate (3)	4.8%	2.7%
Expected life (in years) (4)	0.5	0.5

(1)	Dividend yield is calculated based on semi-annual dividends paid and the fair market value of the Company’s stock at the period end date.
(2)	Expected volatility is based on the historical volatility of the Company’s daily stock market prices over the previous six month period.
(3)	Based on the Treasury constant maturity interest rate whose term is consistent with the expected life of ESPP options (6 months).
(4)	Based on semi-annual purchase period.

Note 3

As of April 1, 2006 the Company operated 5,483 retail and specialty drug stores in 37 states and the District of Columbia. The Company currently operates two business segments, Retail Pharmacy and Pharmacy Benefit Management (“PBM”). The Company’s business segments are operating units that offer different products and services and require distinct technology and marketing strategies.

As of April 1, 2006 the Retail Pharmacy segment included 5,431 retail drugstores and the Company’s online retail website, CVS.com®. The retail drugstores are located in 34 states and the District of Columbia and operate under the CVS® or CVS/pharmacy® name.

Part I	Item 1

CVS Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited – See accompanying review report of KPMG LLP)

The PBM segment provides a full range of prescription benefit management services to managed care providers and other organizations. These services include mail order pharmacy services, specialty pharmacy services, plan design and administration, formulary management and claims processing, as well as providing reinsurance services in conjunction with prescription drug benefit policies. The specialty pharmacy business focuses on supporting individuals that require complex and expensive drug therapies. The PBM segment operates under the PharmaCare Management Services and PharmaCare Pharmacy® names and as of April 1, 2006, includes 52 retail pharmacies, located in 22 states and the District of Columbia.

The Company evaluates segment performance based on operating profit before the effect of non-recurring charges and gains and certain intersegment activities and charges, including pharmacy revenues reported by the retail segment that are directly related to premium revenues that are reported by the PBM segment.

Following is a reconciliation of the Company’s business segments to the consolidated condensed financial statements as of and for the respective periods:

In millions	Retail Pharmacy Segment	PBM Segment	Intersegment Eliminations	Consolidated Totals
13 weeks ended:
April 1, 2006:
Net sales	$9,131.5	$889.4	$(41.7)	$9,979.2
Operating profit	503.1	57.4	—	560.5

April 2, 2005:
Net sales	$8,489.7	$692.5	$—	$9,182.2
Operating profit	448.0	51.8	—	499.8

Total assets:
April 1, 2006	$13,983.8	$1,464.4	$—	$15,448.2
December 31, 2005	13,878.5	1,404.9	—	15,283.4

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

The carrying amount of goodwill as of April 1, 2006 was $1,781.5 million, compared to $1,789.9 million at December 31, 2005. The decrease in the carrying amount of goodwill during the thirteen weeks ended April 1, 2006 primarily consists of adjustments related to the settlement of certain liabilities assumed as a result of the businesses acquired during fiscal 2004. There has been no impairment of goodwill during the thirteen weeks ended April 1, 2006.

Intangible assets other than goodwill are required to be separated into two categories: finite-lived and indefinite-lived. Intangible assets with finite useful lives are amortized over their estimated useful life, while intangible assets with indefinite useful lives are not amortized. The Company currently has no intangible assets with indefinite lives.

Part I	Item 1

CVS Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited – See accompanying review report of KPMG LLP)

Following is a summary of the Company’s amortizable intangible assets as of the respective balance sheet dates:

	As of April 1, 2006		As of December 31, 2005
In millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer lists and Covenants not to compete	$1,160.9	$(464.6)	$1,152.4	$(435.9)
Favorable leases and Other	190.5	(102.2)	185.5	(99.8)

	$1,351.4	$(566.8)	$1,337.9	$(535.7)

The increase in the gross carrying amount of finite-lived intangible assets during the thirteen weeks ended April 1, 2006, was primarily due to the acquisition of customer lists and the execution of lease assignments. The amortization expense related to finite-lived intangible assets for the thirteen week period ended April 1, 2006 was $32.4 million. The anticipated annual amortization expense for these intangible assets is $127.8 million, $121.0 million, $112.2 million, $103.7 million, $94.2 million and $85.9 million in 2006, 2007, 2008, 2009, 2010 and 2011, respectively.

Note 5

Accumulated other comprehensive loss consists of a minimum pension liability and unrealized losses on derivatives. The minimum pension liability totaled $117.0 million pre-tax ($73.4 million after-tax) as of April 1, 2006 and December 31, 2005. The unrealized loss on derivatives totaled $25.6 million pre-tax ($16.2 million after-tax) and $26.7 million pre-tax ($16.9 million after tax) as of April 1, 2006 and December 31, 2005, respectively.

Following are the changes in comprehensive income:

	13 weeks ended
In millions	April 1, 2006	April 2, 2005
Net earnings, as reported	$329.6	$289.7
Other comprehensive loss:
Recognition of unrealized loss on derivatives	0.7	0.7

Total comprehensive income, net of taxes	$330.3	$290.4

As of April 1, 2006, the Company had no freestanding derivatives in place.

Note 6

Following are the components of net interest expense:

	13 Weeks Ended
In millions	April 1, 2006	April 2, 2005
Interest expense	$23.5	$29.6
Interest income	(2.4)	(1.6)

Interest expense, net	$21.1	$28.0

Part I	Item 1

CVS Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited – See accompanying review report of KPMG LLP)

Note 7

The Company previously disclosed in its consolidated financial statements for the fiscal year ended December 31, 2005, that it expected to make contributions of $16.4 million to the defined benefit pension plan during the next fiscal year. During the thirteen weeks ended April 1, 2006, the Company made no cash contributions to the pension plan but continues to believe it will make contributions of approximately $16.4 million during the remainder of fiscal 2006.

Following is a summary of the net periodic pension costs for the defined benefit and other postretirement benefit plans for the respective periods.

	Defined Benefit Plans		Other Postretirement Benefits
In millions 13 weeks ended	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
Service cost	$0.4	$0.2	$—	$—
Interest cost on benefit obligation	5.9	5.2	0.2	0.2
Expected return on plan assets	(5.1)	(4.9)	—	—
Amortization of net loss (gain)	2.9	1.4	(0.1)	(0.1)

Net periodic pension cost	$4.1	$1.9	$0.1	$0.1

Note 8

On May 12, 2005, the Company’s Board of Directors authorized a two-for-one common stock split, which was effected in the form of a dividend by the issuance of one additional share of common stock for each share of common stock outstanding. These shares were distributed on June 6, 2005 to shareholders of record as of May 23, 2005. The accompanying consolidated condensed financial statements have been restated to reflect the effect of the two-for-one common stock split.

Note 9

Basic earnings per common share is computed by dividing: (i) net earnings, after deducting the after-tax Employee Stock Ownership Plan (“ESOP”) preference dividends, by (ii) the weighted average number of common shares outstanding during the period (the “Basic Shares”).

When computing diluted earnings per common share, the Company assumes that the ESOP preference stock is converted into common stock and all dilutive stock awards are exercised. After the assumed ESOP preference stock conversion, the ESOP Trust would hold common stock rather than ESOP preference stock and would receive common stock dividends ($0.1550 and $0.1450 annually per share in 2006 and 2005, respectively) rather than ESOP preference stock dividends (currently $3.90 annually per share). Since the ESOP Trust uses the dividends it receives to service its debt, the Company would have to increase its contribution to the ESOP Trust to compensate it for the lower dividends. This additional contribution would reduce the Company’s net earnings, which in turn, would reduce the amounts that would have to be accrued under the Company’s incentive compensation plans.

Part I	Item 1

CVS Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited – See accompanying review report of KPMG LLP)

Diluted earnings per common share is computed by dividing: (i) net earnings, after accounting for the difference between the dividends on the ESOP preference stock and common stock and after making adjustments for the incentive compensation plans, by (ii) Basic Shares plus the additional shares that would be issued assuming that all dilutive stock awards are exercised and the ESOP preference stock is converted into common stock. Options to purchase 6.7 million and 4.3 million shares of common stock were outstanding as of April 1, 2006 and April 2, 2005, respectively, but were not included in the calculation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Following is a reconciliation of basic and diluted earnings per common share for the respective periods:

	13 Weeks Ended
In millions, except per share amounts	April 1, 2006	April 2, 2005
Numerator for earnings per common share calculation:
Net earnings	$329.6	$289.7
Preference dividends, net of income tax benefit	(3.5)	(3.5)

Net earnings available to common shareholders, basic	$326.1	$286.2

Net earnings	$329.6	$289.7
Dilutive earnings adjustment	(1.0)	(1.1)

Net earnings available to common shareholders, diluted	$328.6	$288.6

Denominator for earnings per common share calculation:
Weighted average common shares, basic	816.8	806.8
Effect of dilutive securities:
ESOP preference stock	19.3	19.8
Stock options	10.3	10.6
Other stock awards	2.1	—

Weighted average common shares, diluted	848.5	837.2

Basic earnings per common share	$0.40	$0.35

Diluted earnings per common share	$0.39	$0.34

Part I	Item 1

CVS Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited – See accompanying review report of KPMG LLP)

Note 10

As previously disclosed, on January 22, 2006, the Company entered into a definitive agreement under which it agreed to acquire from Albertson’s, Inc. (“Albertsons”) approximately 700 standalone Sav-on and Osco drugstores and a distribution center located in La Habra, California as well as Albertsons’ owned and ground leased real estate interests in the drugstores for total consideration of $3.93 billion in cash, immediately preceding the planned merger of Albertsons and SUPERVALU INC. (“Supervalu”). Approximately half of the drugstores are located in southern California, with others in the Company’s existing markets in numerous states across the Midwest and Southwest.

The closing of the transaction, which is expected to occur in early June 2006, is subject to customary closing conditions, including review under the Hart-Scott-Rodino Act (the “HSR Act”), for which the waiting period expired on March 14, 2006. The closing is also conditioned on satisfaction of certain conditions to the merger between Albertsons and Supervalu, including the expiration of the waiting period under the HSR Act for the merger (which waiting period also expired on March 14, 2006) and approval by the shareholders of Albertsons and Supervalu. The Company expects to finance the transaction through a combination of cash and short-term and long-term debt. In addition, shortly after closing, the Company expects to monetize all or a substantial portion of the owned real estate interests in the drugstores for up to $1.0 billion in a sale lease-back transaction. Closing of the transaction is not subject to such financing.

Note 11

On July 31, 2004, the Company acquired certain assets and assumed certain liabilities from J.C. Penney Company, Inc. and certain of its subsidiaries, including Eckerd Corporation (“Eckerd”). The acquisition included more than 1,200 Eckerd retail drugstores and Eckerd Health Services, which includes Eckerd’s mail order and pharmacy benefit management businesses (collectively, the “Acquired Businesses”). The final purchase price, including transaction costs, was $2.1 billion.

In conjunction with the acquisition during fiscal 2004, the Company recorded a liability totaling $54.7 million for the estimated costs associated with terminating various Eckerd contracts that were in place at the time of acquisition. As of April 1, 2006, $42.4 million of this liability has been settled with cash payments. The $12.3 million remaining liability will require future cash payments through 2009. The Company also recorded a $10.5 million liability for the estimated severance, benefits and outplacement costs for 1,090 Eckerd employees that will be terminated. As of April 1, 2006, $8.0 million of this liability has been settled with cash payments. The $2.5 million remaining liability will require future cash payments through 2007. In addition, the Company recorded a $349.8 million liability for the estimated costs associated with the non-cancelable lease obligations of 300 Eckerd locations that the Company does not intend to operate. As of April 1, 2006, 276 of these locations have been closed and $113.2 million of this liability has been settled with cash payments. The $245.4 million remaining liability, which includes $11.3 million of interest accretion, will require future cash payments through 2030. The Company believes that the remaining liabilities discussed above are adequate to cover the remaining costs associated with the related activities.

Part I	Item 1

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

CVS Corporation:

We have reviewed the consolidated condensed balance sheet of CVS Corporation and subsidiaries as of April 1, 2006, and the related consolidated condensed statements of operations and cash flows for the thirteen-week periods ended April 1, 2006 and April 2, 2005. These consolidated condensed financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CVS Corporation and subsidiaries as of December 31, 2005 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the fifty-two week period then ended (not presented herein); and in our report dated March 14, 2006 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2005, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP
KPMG LLP

Providence, Rhode Island

May 8, 2006

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Our company is the largest retail pharmacy in the United States based on store count. We sell prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, film and photo finishing services, seasonal merchandise, greeting cards and convenience foods through our CVS/pharmacy® retail stores and online through CVS.com®. We also provide pharmacy benefit management, mail order services and specialty pharmacy services through PharmaCare Management Services (“PharmaCare”) and PharmaCare Pharmacy® stores. As of April 1, 2006 we operated 5,483 retail and specialty pharmacy stores in 37 states and the District of Columbia.

The retail drugstore and pharmacy benefit management businesses are highly competitive. We believe that we compete principally on the basis of: (i) store location and convenience, (ii) customer/client service and satisfaction, (iii) product selection and variety and (iv) price. In each of the markets we serve, we compete with independent and other retail drugstore chains, supermarkets, convenience stores, pharmacy benefit managers and other mail order prescription providers, discount merchandisers, membership clubs and Internet pharmacies.

As previously disclosed, on January 22, 2006, we entered into a definitive agreement under which we agreed to acquire from Albertson’s, Inc. (“Albertsons”) approximately 700 standalone Sav-on and Osco drugstores and a distribution center located in La Habra, California as well as Albertsons’ owned and ground leased real estate interests in the drugstores for total consideration of $3.93 billion in cash, immediately preceding the planned merger of Albertsons and SUPERVALU INC. (“Supervalu”). Approximately half of the drugstores are located in southern California, with others in the Company’s existing markets in numerous states across the Midwest and Southwest.

The closing of the transaction, which is expected to occur in early June 2006, is subject to customary closing conditions, including review under the Hart-Scott-Rodino Act (the “HSR Act”), for which the waiting period expired on March 14, 2006. The closing is also conditioned on satisfaction of certain conditions to the merger between Albertsons and Supervalu, including the expiration of the waiting period under the HSR Act for the merger (which waiting period also expired on March 14, 2006) and approval by the shareholders of Albertsons and Supervalu. We expect to finance the transaction through a combination of cash and short-term and long-term debt. In addition, shortly after closing, we expect to monetize all or a substantial portion of the owned real estate interests in the drugstores for up to $1.0 billion in a sale lease-back transaction. Closing of the transaction is not subject to such financing.

The following discussion explains the material changes in our results of operations for the thirteen weeks ended April 1, 2006 and April 2, 2005 and the significant developments affecting our financial condition since December 31, 2005. We strongly recommend that you read our audited consolidated financial statements and footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Exhibit 13 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

First Quarter (Thirteen Weeks Ended April 1, 2006 versus April 2, 2005)

Net sales ~ The following table summarizes our sales performance for the respective quarters:

	13 Weeks Ended
	April 1, 2006	April 2, 2005
Net sales (in billions)	$10.0	$9.2

Net sales increase:
Total	8.7%	34.7%
Pharmacy	9.4%	36.7%
Front Store	6.8%	29.8%
Same store sales increase:
Total	6.2%	8.2%
Pharmacy	6.8%	8.8%
Front Store	4.7%	6.9%
Pharmacy percentage of total sales	70.6%	71.1%
Third party percentage of pharmacy sales	93.9%	93.8%

As you review our sales performance, we believe you should consider the following important information:

•	On July 31, 2004, the Company acquired certain assets and assumed certain liabilities from J.C. Penney Company, Inc. and certain of its subsidiaries, including Eckerd Corporation (“Eckerd”). The acquisition included more than 1,200 Eckerd retail drugstores and Eckerd Health Services, which included Eckerd’s mail order and pharmacy benefit management businesses (collectively, the “Acquired Businesses”). Beginning in August 2005, same store sales include the acquired stores, which increased total same store sales by approximately 160 basis points in the first quarter of 2006. In addition, total net sales from new store openings accounted for approximately 140 basis points and 170 basis points of our total net sales increase for the first quarter of 2006 and 2005 respectively.

•	Total net sales continued to benefit from our active relocation program, which moves existing in-line shopping center stores to larger, more convenient, freestanding locations. Historically, we have achieved significant improvements in customer count and net sales when we do this. As such, our relocation strategy remains an important component of our overall growth strategy. As of April 1, 2006, approximately 60% of our existing stores were freestanding, compared to approximately 56% at April 2, 2005.

•	Front store sales were negatively impacted by a later Easter (April 16th this year versus March 27th last year), which shifted more holiday sales into the second quarter. Excluding the impact of the Easter shift, we estimate total same store sales would have been approximately 60 basis points higher and front store same store sales would have been approximately 200 basis points higher.

•	Beginning in late 2005, PharmaCare entered into certain risk-based or reinsurance arrangements in connection with providing pharmacy plan management services to prescription drug plans qualifying under Medicare Part D and a prescription benefit plan for the State of Connecticut employees. Net premium revenue related to these contracts totaled $95.0 million for the first quarter ended April 1, 2006. There was no premium revenue in the first quarter of 2005.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Our pharmacy sales growth continued to benefit from new market expansions, increased penetration in existing markets, our ability to attract and retain managed care customers and favorable industry trends. These trends include an aging American population; many “baby boomers” are now in their fifties and are consuming a greater number of prescription drugs. The increased use of pharmaceuticals as the first line of defense for individual healthcare also contributed to the growing demand for pharmacy services. We believe these favorable industry trends will continue.

•	Pharmacy sales dollars continue to be negatively impacted by the conversion of brand named drugs to equivalent generic drugs, which typically have a lower selling price. In addition, our pharmacy growth has continued to be adversely affected by the growth of the mail order channel, a decline in the number of significant new drug introductions, higher consumer co-payments and co-insurance arrangements and an increase in the number of over-the-counter remedies that had historically only been available by prescription. To address the growth in mail order, we may choose not to participate in certain prescription benefit programs that mandate filling maintenance prescriptions through a mail order service facility. In the event we elect to, for any reason, withdraw from current programs and/or decide not to participate in future programs, we may not be able to sustain our current rate of sales growth.

Gross margin, which includes net sales less the cost of merchandise sold during the reporting period and the related purchasing costs, warehousing costs, delivery costs and actual and estimated inventory losses, as a percentage of sales was 26.6% for the first quarter ending April 1, 2006. This compares to 25.9% of net sales in the first quarter of 2005.

As you review our performance in this area, we believe you should consider the following important information:

•	Our pharmacy gross margin rate continues to benefit from the increase in generic drug sales (discussed above), which normally yield a higher gross margin rate than equivalent brand name drug sales.

•	Our gross margin rate continued to benefit from reduced inventory losses as a result of new and continuing programs implemented in our stores. While we believe these programs will continue to provide operational benefits, particularly for the stores acquired during 2004, we expect the future financial improvement to be less significant. In addition, we cannot guarantee that our programs will continue to reduce inventory losses.

•	Pharmacy sales continue to represent a significant portion of our overall business. On average, our gross margin on pharmacy sales is lower than our gross margin on front store sales. Pharmacy sales were 70.6% of total sales in the first quarter of 2006, compared to 71.1% in the first quarter of 2005.

•	Sales to customers covered by third party insurance programs have continued to increase and, thus, have become a larger component of our total pharmacy business. On average, our gross margin on third party pharmacy sales is lower than our gross margin on non-third party pharmacy sales. Third party pharmacy sales were 93.9% of pharmacy sales in the first quarter of 2006, compared to 93.8% in the first quarter of 2005. We expect these negative trends to continue. In particular, the introduction of the new Medicare Part D benefit is anticipated to increase utilization and decrease pharmacy gross margin rates as higher margin business (such as cash and state Medicaid customers) migrate to Part D coverage during 2006. Further, on February 8, 2006, the President signed into law the Deficit Reduction Act of 2005 (the “Act”). The Act seeks to reduce federal spending by $3.6 billion over a five-year period by altering the Medicaid reimbursement formula for multi-source (i.e., generic) drugs. According to the Congressional Budget Office, retail pharmacies are expected to negotiate with individual states for higher dispensing fees to mitigate the adverse effect of these changes. These changes take effect January 1, 2007 and are expected to result in reduced Medicaid reimbursement rates for retail pharmacies. The extent of these reductions cannot be determined at this time.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total operating expenses, which include store and administrative payroll, employee benefits, store and administrative occupancy costs, selling expenses, advertising expenses, administrative expenses and depreciation and amortization expense were 20.9% of net sales for the first quarter of 2006, compared 20.5% of net sales in the first quarter of 2005. Total operating expenses as a percentage of net sales continued to be impacted by an increase in the sale of generic drugs, which typically have a lower selling price than their brand named equivalents. In addition, our operating expenses increased during 2006 as a result of the adoption of the Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” as well as increased advertising expenses related to broadcasting.

Interest expense, net consisted of the following:

	13 Weeks Ended
In millions	April 1, 2006	April 2, 2005
Interest expense	$23.5	$29.6
Interest income	(2.4)	(1.6)

Interest expense, net	$21.1	$28.0

The decrease in interest expense primarily relates to a decrease in short-term borrowings from the first quarter of 2005 to the first quarter of 2006.

Income tax provision ~ Our effective income tax rate was 38.9% for the first quarter of 2006, compared to 38.6% for the first quarter of 2005. The increase in our effective income tax rate was primarily due to the implementation of SFAS No. 123(R).

Net earnings for the first quarter of 2006 increased $39.9 million or 13.8% to $329.6 million (or $0.39 per diluted share), compared to $289.7 million (or $0.34 per diluted share), in the first quarter of 2005.

Liquidity and Capital Resources

We anticipate that cash flows from operations, supplemented by short-term commercial paper and long-term borrowings, will continue to fund the future growth of our business.

Net cash provided by operating activities increased to $171.7 million during the first quarter of 2006, compared to $42.8 million during the first quarter of 2005. The increase in net cash provided by operations during the first quarter of 2006 primarily resulted from increased cash receipts from sales.

Net cash used by investing activities decreased to $294.3 million during the first quarter of 2006, compared to $315.9 million during the first quarter of 2005. The decrease in net cash provided by investing activities was primarily due to a decrease in capital expenditures as the first quarter of fiscal 2005 included capital expenditures to remodel stores acquired during 2004. Gross capital expenditures totaled $283.7 million in the first quarter of 2006, compared to $313.4 million in the first quarter of 2005. The majority of cash used in investing activities in both quarters supported our real estate program.

As of April 1, 2006, we operated 5,483 retail and specialty pharmacy stores in 37 states and the District of Columbia. During the first quarter of 2006, we opened 35 new stores, relocated 40 stores and closed 23 stores.

Net cash used in financing activities was $3.7 million during the first quarter of 2006, compared to net cash provided by financing activities of $204.6 million during the first quarter of 2005. The increase in net cash used by financing activities was primarily due to the repayment of the $300 million, 5.625% unsecured senior notes, which matured during the first quarter of 2006. This increase was partially offset by an increase in short-term borrowings from year-end.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We had $512.0 million of commercial paper outstanding at a weighted average interest rate of 4.6% as of April 1, 2006. In connection with our commercial paper program, we maintain a $650 million, five-year unsecured back-up credit facility, which expires on May 21, 2006, and a $675 million five-year unsecured backup credit facility, which expires on June 2, 2010. In addition, we maintain a $675 million five-year unsecured backup credit facility, which expires on June 11, 2009. In preparation for the consummation of the Albertson’s transaction, during the second quarter, we intend to replace the $650 million credit facility expiring in May 2006 with up to a $1.4 billion five-year unsecured backup credit facility. In addition we intend to enter into a $1.5 billion 364-day unsecured back-up credit facility, which will act as a bridge facility, terminating upon the placement of longer-term financing. Further, we plan to enter into one or more other credit facilities with an aggregate value of up to $1.0 billion, which will terminate upon the execution of a sale-leaseback transaction of a substantial portion of the owned real estate interests in the drugstores acquired. The credit facilities allow for borrowings at various rates that are dependent in part on our public debt rating. As of April 1, 2006, we had no outstanding borrowings against the credit facilities, and no freestanding derivatives in place.

Our credit facilities and unsecured senior notes contain customary restrictive financial and operating covenants. These covenants do not include a requirement for the acceleration of our debt maturities in the event of a downgrade in our credit rating. We do not believe that the restrictions contained in these covenants materially affect our financial or operating flexibility.

We believe that our cash on hand and cash provided by operations, together with our ability to obtain additional short-term and long-term financing, will be sufficient to complete the Albertson’s transaction and to cover our working capital needs, capital expenditures, and debt service requirements. During the third quarter of 2006, the Company expects to re-finance a portion of the short-term borrowings that will be issued to finance the Albertson’s transaction, with longer-term financing. To manage a portion of the risk associated with changes in market interest rates, subsequent to the end of the first quarter of 2006, the Company entered into forward starting pay fixed rate swaps, (the “Swaps”) with a notional amount of $570 million. The Swaps are expected to settle during the third quarter of 2006 in conjunction with the placement of the longer-term financing.

Our liquidity is based, in part, on maintaining investment-grade debt ratings. As of April 1, 2006, our long-term debt was rated “A3” by Moody’s and “A-” by Standard & Poor’s, and our commercial paper program was rated “P-2” by Moody’s and “A-2” by Standard & Poor’s. On April 10, 2006, Moody’s lowered our senior unsecured ratings to Baa1, while keeping our remaining ratings under review for possible downgrade. In addition, on April 25, 2006, Standard & Poor’s lowered our corporate credit and senior unsecured debt ratings to “BBB+” at the same time affirming our commercial paper rating, while placing both on a stable outlook. In assessing our credit strength, we believe that both Moody’s and Standard & Poor’s considered, among other things, our capital structure and financial policies as well as our consolidated balance sheet, our entry into an agreement with Albertson’s in January to acquire approximately 700 standalone Sav-On and Osco drugstores and related assets, and other financial information. Our debt ratings have a direct impact on our future borrowing costs, access to capital markets and new store operating lease costs. Nevertheless, our long-term debt ratings are expected to remain investment grade.

Off-Balance Sheet Arrangements

In connection with executing operating leases, we provide a guarantee of the lease payments. We finance a portion of our new store development through sale-leaseback transactions, which involve selling stores to unrelated parties and then leasing the stores back under leases that qualify and are accounted for as operating leases. We do not have any retained or contingent interests in the stores, nor do we provide any guarantees, other than a guarantee of the lease payments, in connection with the transactions. In accordance with generally accepted accounting principles, our operating leases are not reflected in our consolidated balance sheet.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

In connection with certain business dispositions completed between 1991 and 1997, we continue to guarantee lease obligations for approximately 360 former stores. The respective purchasers are required to indemnify us for these obligations. If any of the purchasers were to become insolvent and failed to make the required payments under a store lease, we could be required to satisfy these obligations. However, management believes that any such liability would be unlikely to have a material effect on our financial position, results of operations or future cash flows. We refer you to the “Notes to Consolidated Financial Statements” on page 40 of our Annual Report to Stockholders included as Exhibit 13 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 for a detailed discussion of these guarantees.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with generally accepted accounting principles, which require management to make certain estimates and apply judgment. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the consolidated financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our consolidated financial statements. While we believe that the historical experience, current trends and other factors considered support the preparation of our consolidated financial statements in conformity with generally accepted accounting principles, actual results could differ from our estimates, and such differences could be material. We refer you to the “Notes to Consolidated Financial Statements” on pages 30 through 32 of our Annual Report to Stockholders included as Exhibit 13 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 for a discussion of our significant accounting policies. We believe the following accounting policies include a higher degree of judgment and/or complexity and, thus, are considered to be critical accounting policies. The critical accounting policies discussed below are applicable to both of our business segments. We have discussed the development and selection of our critical accounting policies with the Audit Committee of our Board of Directors and the Audit Committee has reviewed our disclosures relating to them.

Impairment of Long-Lived Assets

We account for the impairment of long-lived assets in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” As such, we evaluate the recoverability of long-lived assets, including intangible assets with finite lives, but excluding goodwill, which is tested for impairment using a separate test, whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We group and evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. When evaluating long-lived assets for potential impairment, we first compare the carrying amount of the asset group to the individual store’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying amount of the asset group, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the asset group to the individual store’s estimated future cash flows (discounted and with interest charges). If required, an impairment loss is recorded for the portion of the asset group’s carrying value that exceeds the individual store’s estimated future cash flows (discounted and with interest charges).

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

The initial calculation and subsequent evaluations of our closed store lease liability contains uncertainty since we must use judgment to estimate the timing and duration of future vacancy periods, the amount and timing of future lump sum settlement payments and the amount and timing of potential future sublease income. When estimating these potential termination costs and their related timing, we consider a number of factors, which include, but are not limited to, historical settlement experience, the owner of the property, the location and condition of the property, the terms of the underlying lease, the specific marketplace demand and general economic conditions. We have not made any material changes in the reserve methodology used to record closed store lease reserves during the past three years.

Self-Insurance Liabilities

We are self-insured for certain losses related to general liability, worker’s compensation and auto liability although we maintain stop loss coverage with third party insurers to limit our total liability exposure. We are also self-insured for certain losses related to health and medical liabilities.

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

Inventory

Our inventory is stated at the lower of cost or market on a first-in, first-out basis using the retail method of accounting to determine cost of sales and inventory in our stores, and the cost method of accounting to determine inventory in our distribution centers. Under the retail method, inventory is stated at cost, which is determined by applying a cost-to-retail ratio to the ending retail value of our inventory. Since the retail value of our inventory is adjusted on a regular basis to reflect current market conditions, our carrying value should approximate the lower of cost or market. In addition, we reduce the value of our ending inventory for estimated inventory losses that have occurred during the interim period between physical inventory counts. Physical inventory counts are taken on a regular basis in each location (other than one newly constructed distribution center, which performs a continuous cycle count process to validate the inventory balance on hand) to ensure that the amounts reflected in the consolidated financial statements are properly stated.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Accounting Pronouncements

We adopted SFAS No. 123(R), “Share-Based Payment” using the modified prospective transition method effective January 1, 2006. This statement established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement focused primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The adoption of this statement resulted in a $9.6 million reduction in net earnings for the first quarter of 2006. Please see Note 2 to our consolidated condensed financial statements for additional information regarding stock-based compensation.

We adopted Financial Accounting Standards Board Staff Position (“FSP”) No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” effective January 1, 2006. The FSP addresses the accounting for rental costs associated with operating leases that are incurred during a construction period and requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. The adoption of this statement did not have a material impact on our consolidated results of operations, financial position or cash flows.

Cautionary Statement Concerning Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of CVS Corporation. The Company and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and in its reports to stockholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “project,” “anticipate,” “will,” “should” and similar expressions identify statements that constitute forward-looking statements. All statements addressing operating performance of CVS Corporation or any subsidiary, events or developments that the Company expects or anticipates will occur in the future, including statements relating to sales growth, earnings or earnings per common share growth, free cash flow, debt ratings, inventory levels, inventory turn and loss rates, store development, relocations and new market entries, as well as statements expressing optimism or pessimism about future operating results or events, are forward-looking statements within the meaning of the Reform Act.

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

By their nature, all forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including but not limited to:

•	The continued efforts of health maintenance organizations, managed care organizations, pharmacy benefit management companies and other third party payers to reduce prescription drug costs and pharmacy reimbursement rates;

•	The potential effect on pharmacy sales and gross margin rates attributable to the introduction in 2006 of a new Medicare prescription drug benefit and the continued efforts by various government entities to reduce state Medicaid pharmacy reimbursement rates;

•	The growth of mail order pharmacies and changes to pharmacy benefit plans requiring maintenance and other medications to be filled exclusively through mail order pharmacies;

•	The effect on PharmaCare of increased competition in the pharmacy benefit management industry, a declining margin environment attributable to increased client demands for lower prices, enhanced service offerings and/or higher service levels and the possible termination of, or unfavorable modification to, contractual arrangements with key clients or providers;

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	The potential effect on PharmaCare’s business results of entering into risk based or reinsurance arrangements in connection with providing pharmacy benefit plan management services. Risks associated with these arrangements include relying on actuarial assumptions that underestimate prescription utilization rates and/or costs for covered members;

•	Our ability to continue to improve the operating results of the businesses acquired during 2004;

•	Our ability to consummate the Albertson’s transaction and successfully integrate the business to be acquired;

•	Increased competition from other drugstore chains, supermarkets, discount retailers, membership clubs and Internet companies, as well as changes in consumer preferences or loyalties;

•	The frequency and rate of introduction of successful new prescription drugs;

•	Our ability to generate sufficient cash flows to support capital expansion and general operating activities;

•	Interest rate fluctuations and changes in capital market conditions or other events affecting our ability to obtain necessary financing on favorable terms;

•	Our ability to identify, implement and successfully manage and finance strategic expansion opportunities including entering new markets, acquisitions and joint ventures;

•	Our ability to establish effective advertising, marketing and promotional programs (including pricing strategies and price reduction programs implemented in response to competitive pressures and/or to drive demand);

•	Our ability to continue to secure suitable new store locations under acceptable lease terms;

•	Our ability to attract, hire and retain suitable pharmacists and management personnel;

•	Our ability to achieve cost efficiencies and other benefits from various operational initiatives and technological enhancements;

•	Litigation risks as well as changes in laws and regulations, including changes in accounting standards and taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations);

•	The creditworthiness of the purchasers of businesses formerly owned by CVS and whose leases are guaranteed by CVS;

•	Fluctuations in inventory cost, availability and loss levels and our ability to maintain relationships with suppliers on favorable terms;

•	Our ability to implement successfully and to manage new computer systems and technologies;

•	The strength of the economy in general or in the markets served by CVS, including changes in consumer purchasing power and/or spending patterns; and

•	Other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

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

Part I

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of April 1, 2006, the Company had no derivative financial instruments or derivative commodity instruments in place and believes that its exposure to market risk associated with other financial instruments, principally interest rate risk inherent in its debt portfolio is not material.

During the third quarter of 2006, the Company expects to finance a portion of the short-term borrowings that will be issued to finance the Albertson’s transaction, with longer-term financing. To manage a portion of the risk associated with changes in market interest rates, subsequent to the end of the first quarter of 2006, the Company entered into forward starting pay fixed rate swaps, (the “Swaps”) with a notional amount of $570 million. The Swaps are expected to settle during the third quarter of 2006 in conjunction with the placement of the longer-term financing.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of April 1, 2006, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that occurred during the first quarter ended April 1, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 6. Exhibits

Exhibits:
3.1		Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to CVS Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

3.1	A	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective May 13, 1998 (incorporated by reference to Exhibit 4.1A to Registrant’s Registration Statement No. 333-52055 on Form S-3/A dated May 18, 1998).

3.2		By-laws of the Registrant, as amended and restated (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated June 1, 2005).

15.1		Letter re: Unaudited Interim Financial Information.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

Signatures:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CVS Corporation

(Registrant)

/s/ David B. Rickard
David B. Rickard
Executive Vice President,
Chief Financial Officer and
Chief Administrative Officer
May 9, 2006