Form 10-Q
period 2006-09-30
CVS CORP
filed 2006-11-03
CIK 64803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, $0.01 par value, issued and outstanding at October 30, 2006:

823,568,000 shares

Part I	Item 1

CVS Corporation

Consolidated Condensed Statements of Operations

(Unaudited – See accompanying review report of KPMG LLP)

	13 Weeks Ended		39 Weeks Ended
In millions, except per share amounts	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net revenues	$11,206.9	$8,970.4	$31,747.5	$27,274.2
Cost of goods sold, buying and warehousing costs	8,126.6	6,569.4	23,173.8	20,075.0

Gross profit	3,080.3	2,401.0	8,573.7	7,199.2
Selling, general and administrative expenses	2,350.1	1,814.4	6,349.5	5,349.6
Depreciation and amortization	193.4	147.7	531.9	433.2

Total operating expenses	2,543.5	1,962.1	6,881.4	5,782.8

Operating profit	536.8	438.9	1,692.3	1,416.4
Interest expense, net	75.2	27.3	134.7	83.6

Earnings before income tax provision	461.6	411.6	1,557.6	1,332.8
Income tax provision	177.4	158.9	605.9	514.5

Net earnings	284.2	252.7	951.7	818.3
Preference dividends, net of income tax benefit	3.5	3.5	10.5	10.5

Net earnings available to common shareholders	$280.7	$249.2	$941.2	$807.8

Basic earnings per common share:
Net earnings	$0.34	$0.31	$1.15	$1.00

Weighted average basic common shares outstanding	822.3	813.5	819.3	810.4

Diluted earnings per common share:
Net earnings	$0.33	$0.30	$1.11	$0.97
Weighted average diluted common shares outstanding	855.4	845.0	852.2	841.4

Dividends declared per common share	$0.03875	$0.03625	$0.11625	$0.10875

See accompanying notes to consolidated condensed financial statements.

Part I	Item 1

CVS Corporation

Consolidated Condensed Balance Sheets

(Unaudited – See accompanying review report of KPMG LLP)

In millions, except share and per share amounts	September 30, 2006	December 31, 2005
Assets:
Cash and cash equivalents	$394.6	$513.4
Accounts receivable, net	2,197.4	1,839.6
Inventories	7,014.5	5,719.8
Deferred income taxes	222.8	241.1
Other current assets	113.8	78.8

Total current assets	9,943.1	8,392.7

Property and equipment, net	6,192.6	3,952.6
Goodwill	3,265.2	1,789.9
Intangible assets, net	1,346.9	802.2
Deferred income taxes	152.8	122.5
Other assets	226.8	223.5

Total assets	$21,127.4	$15,283.4

Liabilities:
Accounts payable	$2,816.7	$2,467.5
Accrued expenses	1,592.9	1,521.4
Short-term debt	3,160.2	253.4
Current portion of long-term debt	46.4	341.6

Total current liabilities	7,616.2	4,583.9

Long-term debt	3,279.9	1,594.1
Other long-term liabilities	796.9	774.2

Shareholders’ equity:
Preference stock, series one ESOP convertible, par value $1.00: authorized 50,000,000 shares; issued and outstanding 4,034,000 shares at September 30, 2006 and 4,165,000 shares at December 31, 2005	215.6	222.6
Common stock, par value $0.01: authorized 1,000,000,000 shares; issued 845,151,000 shares at September 30, 2006 and 838,841,000 shares at December 31, 2005	8.5	8.4
Treasury stock, at cost: 21,874,000 shares at September 30, 2006 and 24,533,000 shares at December 31, 2005	(319.5)	(356.5)
Guaranteed ESOP obligation	(114.0)	(114.0)
Capital surplus	2,140.0	1,922.4
Retained earnings	7,595.2	6,738.6
Accumulated other comprehensive loss	(91.4)	(90.3)

Total shareholders’ equity	9,434.4	8,331.2

Total liabilities and shareholders’ equity	$21,127.4	$15,283.4

See accompanying notes to consolidated condensed financial statements.

Part I	Item 1

CVS Corporation

Consolidated Condensed Statements of Cash Flows

(Unaudited – See accompanying review report of KPMG LLP)

	39 Weeks Ended
In millions	September 30, 2006	October 1, 2005
Cash flows from operating activities:
Cash receipts from revenues	$31,387.4	$27,247.6
Cash paid for inventory	(22,868.0)	(19,825.2)
Cash paid to other suppliers and employees	(6,710.4)	(6,020.5)
Interest received	12.0	4.7
Interest paid	(164.3)	(112.2)
Income taxes paid	(663.5)	(442.9)

Net cash provided by operating activities	993.2	851.5

Cash flows from investing activities:
Additions to property and equipment	(1,116.1)	(1,140.3)
Proceeds from sale-leaseback transactions	—	167.1
Acquisitions (net of cash acquired) and other investments	(4,201.0)	35.8
Cash outflow from hedging activities	(5.2)	—
Proceeds from sale or disposal of assets	19.3	28.8

Net cash used in investing activities	(5,303.0)	(908.6)

Cash flows from financing activities:
Additions to/(reductions in) short-term debt	2,906.8	(60.1)
Dividends paid	(95.1)	(87.9)
Proceeds from exercise of stock options	155.7	172.4
Excess tax benefits from stock based compensation	31.5	—
Additions to long-term debt	1,500.0	16.5
Reductions in long-term debt	(307.9)	(7.9)

Net cash provided by financing activities	4,191.0	33.0

Net increase in cash and cash equivalents	(118.8)	(24.1)
Cash and cash equivalents at beginning of period	513.4	392.3

Cash and cash equivalents at end of period	$394.6	$368.2

Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$951.7	$818.3
Adjustments required to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	531.9	433.2
Stock based compensation	50.6	—
Deferred income taxes and other noncash items	52.9	56.6
Change in operating assets and liabilities, providing/(requiring) cash, net of effects from acquisitions:
Accounts receivable, net	(360.0)	(26.6)
Inventories	(516.7)	(242.2)
Other current assets	(33.5)	(24.3)
Other assets	(3.4)	(3.5)
Accounts payable	347.5	49.6
Accrued expenses	7.1	(156.3)
Other long-term liabilities	(34.9)	(53.3)

Net cash provided by operating activities	$993.2	$851.5

See accompanying notes to consolidated condensed financial statements.

Part I	Item 1

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

Compensation expense related to stock options, which includes the 1999 Employee Stock Purchase Plan (“ESPP”) for the thirteen and thirty-nine weeks ended September 30, 2006 totaled $16.3 million and $43.8 million, respectively. The recognized tax benefit for the thirteen and thirty-nine weeks ended September 30, 2006 was $4.9 million and $12.9 million, respectively. Compensation expense related to restricted stock awards for the thirteen and thirty-nine weeks ended September 30, 2006, totaled $2.5 million and $6.8 million, respectively, compared to $1.1 million and $3.7 million for the thirteen and thirty-nine weeks ended October 1, 2005. Compensation costs associated with the Company’s share-based payments are included in selling, general and administrative expenses.

Part I	Item 1

CVS Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited – See accompanying review report of KPMG LLP)

The following table includes the effect on net earnings and earnings per share if stock compensation costs had been determined consistent with the fair value recognition provisions of SFAS No. 123 for the respective periods:

In millions, except per share amounts	13 Weeks Ended October 1, 2005	39 Weeks Ended October 1, 2005
Net earnings, as reported	$252.7	$818.3
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects(1)	0.7	2.3
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	11.4	34.2

Pro forma net earnings	$242.0	$786.4

Basic EPS: As reported	$0.31	$1.00
Pro forma	0.29	0.96

Diluted EPS: As reported	$0.30	$0.97
Pro forma	0.29	0.93

(1)	Amounts represent the after-tax compensation costs related to restricted stock awards.

The Company’s 1997 Incentive Compensation Plan (the “ICP”) provides for the granting of up to 85.8 million shares of common stock in the form of stock options and other awards to selected officers, employees and directors of the Company. All grants under the ICP are awarded at fair market value on the date of grant. The fair value of stock options is estimated using the Black-Scholes Option Pricing Model and compensation expense is recognized on a straight-line basis over the requisite service period. Options granted prior to 2004 generally become exercisable over a four-year period from the grant date and expire ten years after the date of grant. Options granted during and subsequent to fiscal 2004 generally become exercisable over a three-year period from the grant date and expire seven years after the date of grant. As of September 30, 2006, there were 17.8 million shares available for future grants under the ICP.

SFAS No. 123(R) requires that the benefit of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under prior guidance. Excess tax benefits of $31.5 million were included in financing activities in the Company’s consolidated condensed statement of cash flow for the thirty-nine weeks ended September 30, 2006. Cash received from stock options exercised, which includes the ESPP, totaled $72.5 million and $155.7 million and the related tax benefits realized were $13.6 million and $31.5 million during the thirteen and thirty-nine weeks ended September 30, 2006, respectively. Cash received from stock options exercised totaled $41.8 million and $172.4 million and the related tax benefits realized were $7.3 million and $41.2 million during the thirteen and thirty-nine weeks ended October 1, 2005, respectively.

Following is a summary of the Company’s stock option activity for the thirty-nine weeks ended September 30, 2006:

Shares in thousands	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	43,617	$18.82	—	—
Granted	7,420	31.00	—	—
Exercised	(6,230)	17.24	—	—
Forfeited	(480)	20.53	—	—
Expired	(391)	22.17	—	—

Outstanding at September 30, 2006	43,936	$21.05	5.01	$497,730,727

Exercisable at September 30, 2006	28,880	$19.25	4.29	$376,412,076

Part I	Item 1

CVS Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited – See accompanying review report of KPMG LLP)

The total intrinsic value of options exercised during the thirteen and thirty-nine weeks ended September 30, 2006 was $37.4 million and $86.4 million, respectively, compared to $20.7 million and $113.3 million in the comparable periods in 2005. The fair value of options exercised during the thirteen and thirty-nine weeks ended September 30, 2006 was $87.3 million and $193.7 million, respectively, compared to $45.6 million and $254.0 million for the comparable periods in 2005.

The fair value of each stock option is estimated using the Black-Scholes Option Pricing Model based on the following assumptions at the time of grant:

	13 weeks ended		39 weeks ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Dividend yield (1)	0.44%	0.50%	0.50%	0.56%
Expected volatility (2)	24.00%	34.00%	25.00%	34.00%
Risk-free interest rate (3)	4.82%	4.08%	4.75%	4.32%
Expected life (in years) (4)	4.19	5.70	4.22	5.72

Weighted-average grant date fair value	$9.32	$11.67	$8.46	$8.46

(1)	Dividend yield is based on annual dividends paid and the fair market value of the Company’s stock at the period end date.
(2)	Expected volatility is estimated utilizing the Company’s historical volatility over a period equal to the expected life of each option grant after adjustments for infrequent events such as stock splits.
(3)	The risk-free interest rate was selected based on yields from U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the options being valued.
(4)	Expected life represents the number of years that the options are expected to be outstanding from grant date based on historical data of option holder exercise and termination behavior.

As of September 30, 2006, unrecognized compensation expense related to unvested options totaled $80.7 million, which the Company expects to be recognized over a weighted-average period of 1.7 years.

The ICP allows for up to 7.2 million restricted shares to be issued. The Company’s restricted awards are considered nonvested share awards as defined under SFAS 123(R). The restricted awards require no payment from the employee and compensation cost is recorded based on the market price on the grant date, for which compensation expense is recognized on a straight-line basis over the requisite service period. The weighted average per share grant date fair value of restricted shares granted during the thirteen and thirty-nine weeks ended September 30, 2006 was $28.71, compared to $24.80 for the thirteen and thirty-nine weeks ended October 1, 2005. The weighted average per share grant date fair value of restricted stock units granted during the thirteen and thirty-nine weeks ended September 30, 2006 was $29.40, compared to $22.45 for the thirteen and thirty-nine weeks ended October 1, 2005. As of September 30, 2006, unrecognized compensation costs related to nonvested shares and stock units totaled $1.4 million and $24.5 million, respectively, and is expected to be recognized over a weighted-average period of 2.42 and 6.7 years, respectively. The total fair value of shares vested during the thirteen and thirty-nine weeks ended September 30, 2006 was approximately $0.5 million and $6.2 million respectively, compared to $12.5 million for the thirty-nine weeks ended October 1, 2005. No shares vested during the thirteen weeks ended October 1, 2005.

Part I	Item 1

CVS Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited – See accompanying review report of KPMG LLP)

Following is a summary of the restricted share award activity for the thirty-nine weeks ended September 30, 2006:

Shares in thousands	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	501	$20.80
Granted	5	28.71
Vested	(197)	18.94
Forfeited	(3)	24.71

Nonvested at September 30, 2006	306	$22.08

Following is a summary of the restricted unit award activity for the thirty-nine weeks ended September 30, 2006:

Units in thousands	Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	1,377	$23.10
Granted	673	29.40
Vested	(16)	33.80
Forfeited	(25)	25.22

Nonvested at September 30, 2006	2,009	$25.22

The ESPP provides for the purchase of up to 14.8 million shares of common stock. Under the ESPP, eligible employees may purchase common stock at the end of each six-month offering period, at a purchase price equal to 85% of the lower of the fair market value on the first day or the last day of the offering period. During the first nine months of 2006, 2.1 million shares of common stock were purchased at an average price of $22.54 per share. As of September 30, 2006, 12.1 million shares of common stock have been issued since the inception of the ESPP.

The fair value of stock compensation expense associated with the Company’s ESPP is estimated on the date of grant (i.e., the beginning of the offering period) using the Black-Scholes Option Pricing Model and is recorded as a liability, which is adjusted to reflect the fair value of the award at each reporting period until settlement date.

Following is a summary of the assumptions utilized in valuing the ESPP awards for the thirteen and thirty–nine weeks ended for each of the respective periods:

	September 30, 2006	October 1, 2005
Dividend yield (1)	0.24%	0.50%
Expected volatility (2)	22.40%	16.40%
Risk-free interest rate (3)	5.11%	3.35%
Expected life (in years) (4)	0.5	0.5

(1)	Dividend yield is calculated based on semi-annual dividends paid and the fair market value of the Company’s stock at the period end date.
(2)	Expected volatility is based on the historical volatility of the Company’s daily stock market prices over the previous six month period.
(3)	Based on the Treasury constant maturity interest rate whose term is consistent with the expected term of ESPP options (6 months).
(4)	Based on semi-annual purchase period.

Part I	Item 1

CVS Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited – See accompanying review report of KPMG LLP)

Note 3

On June 2, 2006, CVS acquired certain assets and assumed certain liabilities from Albertson’s, Inc. (“Albertsons”) for $4.0 billion. The assets acquired and the liabilities assumed included approximately 700 standalone drugstores and a distribution center (collectively the “Standalone Drug Business”). CVS financed the acquisition of the Standalone Drug Business by issuing commercial paper and borrowing $1.0 billion from a bridge loan facility. During the third quarter of 2006, CVS repaid a portion of the commercial paper used to finance the acquisition with the proceeds received from the issuance of $800 million of 5.75% unsecured senior notes due August 15, 2011 and $700 million of 6.125% unsecured senior notes due August 15, 2016. During the fourth quarter of 2006, CVS expects to sell a substantial portion of the acquired real estate through a sale-leaseback transaction, the proceeds of which will be used in retiring the bridge loan facility. The results of the operations of the Standalone Drug Business from June 2, 2006 through September 30, 2006, have been included in CVS’ consolidated statements of operations for the thirteen and thirty-nine week periods ended September 30, 2006.

THE FOLLOWING ALLOCATION OF THE PURCHASE PRICE AND ESTIMATED TRANSACTION COSTS, AS OF JUNE 2, 2006, IS PRELIMINARY AND IS BASED ON INFORMATION THAT WAS AVAILABLE TO MANAGEMENT AT THE TIME THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS WERE PREPARED. ACCORDINGLY, THE ALLOCATION WILL CHANGE AND THE IMPACT OF SUCH CHANGES COULD BE MATERIAL.

Estimated Assets Acquired and Liabilities Assumed as of June 2, 2006

In millions
Cash and cash equivalents	$3.8
Inventories	778.1
Other current assets	12.1

Total current assets	794.0
Property and equipment	1,582.9
Goodwill	1,330.9
Intangible assets	620.0
Other assets	21.1

Total assets acquired	4,348.9

Accrued expenses(1)(2)	89.8
Short-term portion of capital leases	8.6

Total current liabilities	98.4
Other long-term liabilities(2)	57.6
Long-term capital leases	189.8

Total liabilities	345.8

Net assets acquired	4,003.1

(1)	Accrued expenses include $6.2 million for the estimated severance, benefits and outplacement costs for approximately 970 employees of the Standalone Drug Business that will be terminated. As of September 30, 2006, $0.9 million of the liability has been settled with cash payments.
(2)	Accrued expenses include $6.6 million and Other long-term liabilities include $57.6 million for the estimated costs associated with the non-cancelable lease obligations of 75 acquired stores the Company intends to close. As of September 30, 2006, 70 of these locations have been closed and $1.5 million of this liability has been settled with cash payments. The $62.9 million remaining liability, which includes $0.3 million of interest accretion, will require future cash payments through 2033.

Part I	Item 1

CVS Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited – See accompanying review report of KPMG LLP)

THE FOLLOWING PRO FORMA COMBINED RESULTS OF OPERATIONS HAVE BEEN PROVIDED FOR ILLUSTRATIVE PURPOSES ONLY AND DO NOT PURPORT TO BE INDICATIVE OF THE ACTUAL RESULTS THAT WOULD HAVE BEEN ACHIEVED BY THE COMBINED COMPANIES FOR THE PERIODS PRESENTED OR THAT WILL BE ACHIEVED BY THE COMBINED COMPANY IN THE FUTURE:

	13 weeks ended October 1, 2005	39 weeks ended
In millions, except per share amounts		September 30, 2006	October 1, 2005
Pro forma:(1)(2)
Net sales	$10,308.4	$34,121.4	$31,313.2
Net earnings	243.5	947.3	818.3

Basic earnings per share	$0.30	$1.14	$1.00
Diluted earnings per share	0.29	1.11	0.97

(1)	The pro forma combined results of operations assume that the acquisition of the Standalone Drug Business occurred at the beginning of each period presented. Such results have been prepared by adjusting the historical results of the Company to include the historical results of the Standalone Drug Business, the incremental interest expense and the impact of the preliminary purchase price allocation discussed above.
(2)	The pro forma combined results of operations do not include any cost savings that may result from the combination of the Company and the Standalone Drug Business or any costs that will be incurred by the Company to integrate the Standalone Drug Business.

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

In conjunction with the acquisition, during fiscal 2004, the Company recorded a liability totaling $54.7 million for the estimated costs associated with terminating various Eckerd contracts that were in place at the time of acquisition. As of September 30, 2006, $44.6 million of this liability has been settled with cash payments. The $8.8 million remaining liability will require future cash payments through 2009. The Company also recorded a $10.5 million liability for the estimated severance, benefits and outplacement costs for 1,090 Eckerd employees that have or will be terminated. As of September 30, 2006, $8.1 million of this liability has been settled with cash payments. The $1.6 million remaining liability will require future cash payments through 2007. In addition, the Company recorded a $349.8 million liability for the estimated costs associated with the non-cancelable lease obligations of 299 Eckerd locations that the Company does not intend to operate. As of September 30, 2006, 290 of these locations have been closed and $133.5 million of this liability has been settled with cash payments. The $223.0 million remaining liability, which includes $15.6 million of interest accretion, will require future cash payments through 2030. The Company believes that the remaining liabilities discussed above are adequate to cover the remaining costs associated with the related activities.

Part I	Item 1

CVS Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited – See accompanying review report of KPMG LLP)

Note 4

As of September 30, 2006 the Company operated 6,157 retail and specialty drug stores in 43 states and the District of Columbia. The Company currently operates two business segments, Retail Pharmacy and Pharmacy Benefit Management (“PBM”). The Company’s business segments are operating units that offer different products and services and require distinct technology and marketing strategies.

As of September 30, 2006 the Retail Pharmacy segment included 6,106 retail drugstores, the Company’s online retail website, CVS.com® and its retail healthcare clinics. The clinics utilize nationally recognized medical protocols to diagnose and treat health minor conditions and are staffed by board-certified nurse practitioners and physician assistants. The retail healthcare clinics operate under the MinuteClinic® name and include 99 clinics located in 14 states, of which 82 are located within CVS® retail drugstores. The retail drugstores are located in 40 states and the District of Columbia and operate under the CVS® or CVS/pharmacy® names.

The PBM segment provides a full range of pharmacy benefit management services to managed care providers and other organizations. These services include mail order pharmacy services, specialty pharmacy services, plan design and administration, formulary management and claims processing, as well as providing reinsurance services in conjunction with prescription drug benefit policies. The specialty pharmacy business, which includes retail pharmacy products, primarily focuses on supporting individuals that require complex and expensive drug therapies. The PBM segment operates under the PharmaCare Management Services and PharmaCare Pharmacy® names and as of September 30, 2006, includes 51 specialty pharmacies, located in 21 states and the District of Columbia.

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

Following is a reconciliation of the Company’s business segments to the consolidated condensed financial statements as of and for the respective periods:

In millions	Retail Pharmacy Segment	PBM Segment	Intersegment Eliminations	Consolidated Totals
13 weeks ended:
September 30, 2006:
Net revenues	$10,316.6	$931.6	$(41.3)	$11,206.9
Operating profit	443.1	93.7	—	536.8
October 1, 2005:
Net revenues	$8,241.9	$750.6	$(22.1)	$8,970.4
Operating profit	383.7	55.2	—	438.9

39 weeks ended:
September 30, 2006:
Net revenues	$29,188.6	$2,672.8	$(113.9)	$31,747.5
Operating profit	1,468.4	223.9	—	1,692.3
October 1, 2005:
Net revenues	$25,163.3	$2,133.0	$(22.1)	$27,274.2
Operating profit	1,253.7	162.7	—	1,416.4

Total assets:
September 30, 2006	$19,720.6	$1,406.8	$—	$21,127.4
December 31, 2005	13,878.5	1,404.9	—	15,283.4

Part I	Item 1

CVS Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited – See accompanying review report of KPMG LLP)

Note 5

The Company accounts for goodwill and intangibles under SFAS No. 142, “Goodwill and Other Intangible Assets.” As such, goodwill and other indefinite-lived intangible assets are not amortized, but are subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate there may be an impairment. During the third quarter of 2006, the Company performed its required annual goodwill impairment test, which concluded there was no impairment of goodwill.

The carrying amount of goodwill was $3,265.2 million as of September 30, 2006, compared to $1,789.9 million at December 31, 2005. The increase in goodwill during the thirty–nine weeks ended September 30, 2006 was primarily due to the acquisition of the Standalone Drug Business. There has been no impairment of goodwill during the thirty-nine weeks ended September 30, 2006.

Intangible assets other than goodwill are required to be separated into two categories: finite-lived and indefinite-lived. Intangible assets with finite useful lives are amortized over their estimated useful life, while intangible assets with indefinite useful lives are not amortized. The Company currently has no intangible assets with indefinite lives.

Following is a summary of the Company’s amortizable intangible assets as of the respective balance sheet dates:

	As of September 30, 2006		As of December 31, 2005
In millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer lists and Covenants not to compete	$1,440.5	$(530.5)	$1,152.4	$(435.9)
Favorable leases and Other	558.2	(121.3)	185.5	(99.8)

	$1,998.7	$(651.8)	$1,337.9	$(535.7)

The increase in the gross carrying amount of the Company’s amortizable intangible assets during the thirty-nine weeks ended September 30, 2006 was primarily due to the acquisition of the Standalone Drug Business. The amortization expense for these intangible assets for the thirteen and thirty-nine week periods ended September 30, 2006 was $49.5 million and $118.0 million, respectively. The anticipated annual amortization expense for these intangible assets is $166.0 million, $186.3 million, $177.1 million, $167.5 million, $158.0 million and $149.6 million in 2006, 2007, 2008, 2009, 2010 and 2011, respectively.

Note 6

Accumulated other comprehensive loss consists of a minimum pension liability and unrealized losses on derivatives. The minimum pension liability totaled $117.0 million pre-tax ($73.4 million after-tax) as of September 30, 2006 and December 31, 2005. The unrealized loss on derivatives totaled $28.5 million pre-tax ($18.0 million after-tax) and $26.7 million pre-tax ($16.9 million after-tax) as of September 30, 2006 and December 31, 2005, respectively.

Part I	Item 1

CVS Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited – See accompanying review report of KPMG LLP)

Following are the changes in comprehensive income:

	13 weeks ended		39 weeks ended
In millions	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net earnings, as reported	$284.2	$252.7	$951.7	$818.3
Other comprehensive loss:
Unrealized loss on derivatives	(7.6)	—	(3.3)	—
Recognition of unrealized loss on derivatives	0.8	0.7	2.2	2.1

Total comprehensive income, net of taxes	$277.4	$253.4	$950.6	$820.4

During the third quarter of 2006, the Company refinanced a portion of the short-term borrowings used to finance the acquisition of the Standalone Drug Business with longer-term financing. To manage a portion of the risk associated with changes in market interest rates, the Company entered into forward starting pay fixed rate swaps (the “Swaps”), with a notional amount of $750 million. The Company settled these Swaps during the third quarter of 2006 in conjunction with the placement of the longer-term financing at a loss of $5.2 million. The Company accounts for derivatives of this type, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities” as modified by SFAS No. 138 “Accounting for Derivative Instruments and Certain Hedging Activities”, which requires the resulting loss to be recorded in shareholders’ equity as a component of accumulated other comprehensive income. This unrealized loss will be amortized as a component of net interest expense over the life of the related long-term financing. As of September 30, 2006, the Company had no freestanding derivatives in place.

Note 7

Following are the components of net interest expense:

	13 weeks ended		39 weeks ended
In millions	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Interest expense	$79.5	$28.9	$146.7	$88.3
Interest income	(4.3)	(1.6)	(12.0)	(4.7)

Interest expense, net	$75.2	$27.3	$134.7	$83.6

Note 8

The Company previously disclosed in its consolidated financial statements for the fiscal year ended December 31, 2005 that it expected to make contributions of $16.4 million to the defined benefit pension plan during the next fiscal year. As of September 30, 2006, the Company has made cash contributions of $16.4 to the pension plan and presently does not believe it will make any additional cash contributions during the fourth quarter of fiscal 2006.

Part I	Item 1

CVS Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited – See accompanying review report of KPMG LLP)

Following is a summary of the net periodic pension costs for the defined benefit and other postretirement benefit plans for the respective periods.

	Defined Benefit Plans
	13 weeks ended		39 weeks ended
In millions	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Service cost	$0.4	$0.4	$1.2	$0.8
Interest cost on benefit obligation	6.0	5.4	17.9	16.1
Expected return on plan assets	(5.1)	(4.8)	(15.2)	(14.5)
Amortization of net loss	3.2	1.6	8.9	4.9

Net periodic pension cost	$4.5	$2.6	$12.8	$7.3

	Other Postretirement Benefits
	13 weeks ended		39 weeks ended
In millions	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Interest cost on benefit obligation	0.1	0.2	0.5	0.6
Settlement gain	(0.1)	(0.1)	(0.3)	(0.3)

Net periodic pension cost	$—	$0.1	$0.2	$0.3

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

Diluted earnings per common share is computed by dividing: (i) net earnings, after accounting for the difference between the dividends on the ESOP preference stock and common stock and after making adjustments for the incentive compensation plans, by (ii) Basic Shares plus the additional shares that would be issued assuming that all dilutive stock awards are exercised and the ESOP preference stock is converted into common stock. Options to purchase 3.9 million and 6.3 million shares of common stock were outstanding but were not included in the calculation of diluted earnings per share for the thirteen and thirty-nine weeks ended September 30, 2006, respectively, because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Similarly, options to purchase 6.8 million shares of common stock were outstanding but were not included in the calculation of diluted earnings per share for both the thirteen and thirty-nine weeks ended October 1, 2005.

Part I	Item 1

CVS Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited – See accompanying review report of KPMG LLP)

Following is a reconciliation of basic and diluted earnings per common share for the respective periods:

	13 weeks ended		39 weeks ended
In millions, except per share amounts	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Numerator for earnings per common share calculation:
Net earnings	$284.2	$252.7	$951.7	$818.3
Preference dividends, net of income tax benefit	(3.5)	(3.5)	(10.5)	(10.5)

Net earnings available to common shareholders, basic	$280.7	$249.2	$941.2	$807.8

Net earnings	$284.2	$252.7	$951.7	$818.3
Dilutive earnings adjustments	(1.0)	(1.1)	(3.1)	(3.2)

Net earnings available to common shareholders, diluted	$283.2	$251.6	$948.6	$815.1

Denominator for earnings per common share calculation:
Weighted average common shares, basic	822.3	813.5	819.3	810.4
Effect of dilutive securities:
Restricted stock units	2.1	0.3	2.2	0.2
ESOP preference stock	18.7	19.5	19.0	19.6
Stock options	12.3	11.7	11.7	11.2

Weighted average common shares, diluted	855.4	845.0	852.2	841.4

Basic earnings per common share	$0.34	$0.31	$1.15	$1.00

Diluted earnings per common share	$0.33	$0.30	$1.11	$0.97

Note 10

On November 1, 2006, the Company entered into a definitive agreement and plan of merger with Caremark Rx, Inc., (“Caremark”). The agreement is structured as a merger of equals under which Caremark shareholders will receive 1.670 shares of common stock, par value $0.01 per share, of CVS for each share of common stock of Caremark, par value $0.001 per share, issued and outstanding immediately prior to the effective time of the merger. The closing of the transaction, which is expected to occur in six to twelve months, is subject to approval by the shareholders of both CVS and Caremark, as well as customary regulatory approvals, including review under the Hart-Scott-Rodino Act.

Part I	Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

CVS Corporation:

We have reviewed the consolidated condensed balance sheet of CVS Corporation and subsidiaries as of September 30, 2006, and the related consolidated condensed statements of operations and cash flows for the thirteen and thirty-nine week periods ended September 30, 2006 and October 1, 2005. These consolidated condensed financial statements are the responsibility of the Company’s management.

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
November 1, 2006

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Our company is the largest retail pharmacy in the United States based on store count. We sell prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, film and photo finishing services, seasonal merchandise, greeting cards and convenience foods through our CVS/pharmacy® retail stores and online through CVS.com®. We also provide healthcare services through our 99 MinuteClinic healthcare clinics, located in 14 states, of which 82 are located within CVS retail drugstores. In addition, we provide pharmacy benefit management, mail order services and specialty pharmacy services through PharmaCare Management Services (“PharmaCare”) and PharmaCare Pharmacy® stores. As of September 30, 2006, we operated 6,157 retail and specialty pharmacy stores in 43 states and the District of Columbia.

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

The following discussion explains the material changes in our results of operations for the thirteen and thirty-nine weeks ended September 30, 2006 and October 1, 2005 and the significant developments affecting our financial condition since December 31, 2005. The performance of the Standalone Drug Business, as defined below, from June 2, 2006 through September 30, 2006 is reflected in our results of operations for the thirteen and thirty-nine weeks ended September 30, 2006. We strongly recommend that you read our audited consolidated financial statements and footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Exhibit 13 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 along with this report.

Recent Development

On November 1, 2006, we entered into a definitive agreement and plan of merger with Caremark Rx, Inc., (“Caremark”). The agreement is structured as a merger of equals under which Caremark shareholders will receive 1.670 shares of common stock, par value $0.01 per share, of CVS for each share of common stock of Caremark, par value $0.001 per share, issued and outstanding immediately prior to the effective time of the merger. The closing of the transaction, which is expected to occur in six to twelve months, is subject to approval by the shareholders of both CVS and Caremark, as well as customary regulatory approvals, including review under the Hart-Scott-Rodino Act.

Acquisition

On June 2, 2006, we acquired certain assets and assumed certain liabilities from Albertson’s, Inc. (“Albertsons”) for $4.0 billion. The assets acquired and the liabilities assumed included approximately 700 standalone drugstores and a distribution center located in La Habra, California (collectively the “Standalone Drug Business”). Approximately one-half of the drugstores are located in southern California. The remaining drugstores are primarily located in our existing markets in the Midwest and Southwest. We believe that the acquisition of the Standalone Drug Business is consistent with our long-term strategy of expanding our retail drugstore business in high-growth markets. CVS financed the acquisition of the Standalone Drug Business by issuing commercial paper and borrowing $1.0 billion from a bridge loan facility. During the third quarter of 2006, we repaid a portion of the commercial paper used to finance the acquisition with the proceeds received from the issuance of $800 million of 5.75% unsecured senior notes due August 15, 2011 and $700 million of 6.125% unsecured senior notes due August 15, 2016. During the fourth quarter of 2006, we expect to sell a substantial portion of the acquired real estate through a sale-leaseback transaction, the proceeds of which will be used in retiring the bridge loan facility.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Thirteen and Thirty-Nine Weeks Ended September 30, 2006 versus October 1, 2005

Net revenues ~ The following table summarizes our revenue performance for the respective periods:

	13 weeks ended		39 weeks ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net revenues (in billions)	$11.2	$9.0	$31.7	$27.3
Net revenue increase:
Total	24.9%	13.4%	16.4%	25.9%
Pharmacy	24.7%	13.7%	16.4%	27.5%
Front Store	25.6%	12.7%	16.3%	21.9%
Same store sales increase(1):
Total	9.1%	5.7%	8.0%	6.5%
Pharmacy	10.2%	5.8%	8.7%	7.3%
Front Store	6.4%	5.4%	6.4%	4.6%
Pharmacy percentage of total revenue	70.3%	70.6%	70.1%	70.8%
Third party percentage of pharmacy revenue	94.5%	93.9%	94.5%	94.1%

(1)	Same store sales do not include the sales results of the Standalone Drug Business. The Standalone Drug Business will be included in same store sales following the one-year anniversary of the acquisition, beginning in fiscal July 2007.

As you review our performance in this area, we believe you should consider the following important information:

•	During 2005, total net revenues were significantly affected by the July 31, 2004 acquisition of certain assets and certain assumed liabilities from J.C. Penney Company, Inc. and certain of its subsidiaries, including Eckerd Corporation (“Eckerd”). The acquisition included more than 1,200 Eckerd retail drugstores and Eckerd Health Services, which included Eckerd’s mail order and pharmacy benefit management businesses (collectively, the “Acquired Businesses”). Excluding the sales from the Acquired Businesses, total net revenues increased approximately 7.5% and 8.6% during the third quarter and first nine months of 2005, respectively. Beginning in August 2005, same store sales include the acquired stores, which increased total same store sales by approximately 85 basis points and 130 basis points in the third quarter and first nine months of 2006, respectively.

•	As of September 30, 2006, we operated 6,157 stores compared to 5,461 stores on October 1, 2005. During 2006, total net revenues benefited from the sales of the Standalone Drug Business and new store openings. Sales from the Standalone Drug Business ($1.2 billion for the third quarter and $1.7 billion first nine months of 2006, respectively) had a positive impact on total net revenue growth of approximately 1,300 basis points and 570 basis points for the third quarter and first nine months of 2006, respectively. In addition, new store openings accounted for approximately 115 basis points and 130 basis points of our total net revenues increase for the third quarter and first nine months of 2006, respectively.

•	Total net revenues continued to benefit from our active relocation program, which moves existing in-line shopping center stores to larger, more convenient, freestanding locations. Historically, we have achieved significant improvements in customer count and net revenue when we do this. As such, our relocation strategy remains an important component of our overall growth strategy. As of September 30, 2006, approximately 60% of our existing stores were freestanding, compared to approximately 58% at October 1, 2005.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Beginning in late 2005, PharmaCare entered into certain risk-based or reinsurance arrangements in connection with providing pharmacy plan management services to prescription drug plans qualifying under Medicare Part D and a prescription benefit plan for the State of Connecticut employees. Net premium revenue related to these contracts totaled $89.9 million and $289.1 million for the thirteen and thirty-nine weeks ended September 30, 2006, respectively.

•	Our pharmacy revenue growth continued to benefit from new market expansions, increased penetration in existing markets, our ability to attract and retain managed care customers and favorable industry trends. These trends include an aging American population; many “baby boomers” are now in their fifties and sixties and are consuming a greater number of prescription drugs. The increased use of pharmaceuticals as the first line of defense for healthcare also contributed to the growing demand for pharmacy services. We believe these favorable industry trends will continue.

•	Pharmacy revenue dollars continue to be negatively impacted by the conversion of brand name drugs to equivalent generic drugs, which typically have a lower selling price. In addition, our pharmacy growth has continued to be adversely affected by the growth of the mail order channel, a decline in the number of significant new drug introductions, higher consumer co-payments and co-insurance arrangements and an increase in the number of over-the-counter remedies that had historically only been available by prescription. To address the growth in mail order, we may choose not to participate in certain prescription benefit programs that mandate filling maintenance prescriptions through a mail order service facility. In the event we elect to, for any reason, withdraw from current programs and/or decide not to participate in future programs, we may not be able to sustain our current rate of revenue growth.

Gross profit, which includes net revenues less the cost of merchandise sold during the reporting period and the related purchasing costs, warehousing costs, delivery costs and actual and estimated inventory losses, as a percentage of revenues was 27.5% for the third quarter of 2006, compared to 26.8% of net revenues for the third quarter of 2005. Gross profit for the first nine months of 2006 was 27.0% of net revenues, compared to 26.4% of net revenues in the first nine months of 2005.

As you review our performance in this area, we believe you should consider the following important information:

•	Front store revenues increased as a percentage of total revenues during the third quarter and first nine months of 2006. On average our gross profit on front store revenues is higher than our gross profit on pharmacy revenues. Pharmacy revenues as a percentage of total revenues for the third quarter and first nine months of 2006 were 70.3% and 70.1%, respectively, compared to 70.6% and 70.8% in the third quarter and first nine months of 2005, respectively.

•	Our pharmacy gross profit rate continues to benefit from the increase in generic drug sales (discussed above), which normally yield a higher gross profit rate than equivalent brand name drug sales.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Sales to customers covered by third party insurance programs have continued to increase and, thus, have become a larger part of our total pharmacy business. On average, our gross profit on third party pharmacy sales is lower than our gross profit on cash pharmacy sales. Third party pharmacy revenues for the third quarter and first nine months of 2006 were 94.5% of pharmacy revenues, versus 93.9% and 94.1% during the third quarter and first nine months of 2005, respectively. We expect this trend to continue.

•	The introduction of the new Medicare Part D benefit is resulting in increased utilization and decreased pharmacy gross profit rates as higher profit business (such as cash and state Medicaid customers) continues to migrate to Part D coverage during 2006. Further, on February 8, 2006, the President signed into law the Deficit Reduction Act of 2005 (the “Act”). The Act seeks to reduce federal spending by $3.6 billion over a five-year period by altering the Medicaid reimbursement formula for multi-source (i.e., generic) drugs. According to the Congressional Budget Office, retail pharmacies are expected to negotiate with individual states for higher dispensing fees to mitigate the adverse effect of these changes. These changes are currently scheduled to take during the first quarter of 2007 and are expected to result in reduced Medicaid reimbursement rates for retail pharmacies. The extent of these reductions cannot be determined at this time.

•	Our pharmacy gross profit rates have been adversely affected by the efforts of managed care organizations, pharmacy benefit managers, governmental and other third party payors to reduce their prescription costs. In the event this trend continues, we may not be able to sustain our current rate of sales growth and gross margin dollars could be adversely impacted.

Total operating expenses, which include store and administrative payroll, employee benefits, store and administrative occupancy costs, selling expenses, advertising expenses, administrative expenses and depreciation and amortization expense increased to 22.7% of net revenues for the third quarter of 2006 compared to 21.9% of net revenues during the third quarter of 2005. Total operating expenses for the first nine months of 2006 were 21.7% of net revenues, compared to 21.2% of net revenues in the first nine months of 2005. Total operating expenses increased during the third quarter and first nine months of 2006 as a result of the adoption of the Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”. In addition, the Company incurred increased costs related to the integration of the Standalone Drug Business during the second and third quarters of 2006.

Interest expense, net consisted of the following:

	13 weeks ended		39 weeks ended
In millions	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Interest expense	$79.5	$28.9	$146.7	$88.3
Interest income	(4.3)	(1.6)	(12.0)	(4.7)

Interest expense, net	$75.2	$27.3	$134.7	$83.6

The increase in interest expense for the thirteen and thirty-nine weeks ended September 30, 2006 was due to a combination of higher interest rates and higher average debt balances resulting from the acquisition of the Standalone Drug Business.

Income tax provision ~ Our effective income tax rate was 38.4% and 38.9% for the third quarter and first nine months of 2006, respectively, compared to 38.6% for the comparable 2005 periods. The decrease in the effective tax rate during the third quarter of 2006 was primarily due to the resolution of issues which resulted in a reduction of previously recorded income tax reserves through the income tax provision. The increase in the effective income tax rate during the first nine months of 2006 was primarily due to the implementation of SFAS No. 123(R), as the compensation expense associated with our employee stock purchase plan is not deductible for income tax purposes.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net earnings for the third quarter of 2006 increased $31.5 million (or 12.5%) to $284.2 million, or $0.33 per diluted share, compared to $252.7 million, or $0.30 per diluted share, in the third quarter of 2005. Net earnings for the first nine months of 2006 increased $133.4 million (or 16.3%) to $951.7 million, or $1.11 per diluted share, compared to $818.3 million, or $0.97 per diluted share, in the first nine months of 2005.

Liquidity and Capital Resources

We anticipate that cash flows from operations, supplemented by commercial paper and long-term borrowings, will continue to fund the growth of our business.

Net cash provided by operating activities increased to $993.2 million during the first nine months of 2006, compared to $851.5 million during the first nine months of 2005. The increase in net cash provided by operations during the first nine months of 2006 primarily resulted from an increase in cash receipts from revenues.

Net cash used in investing activities increased to $5.3 billion during the first nine months of 2006. This compares to $908.6 million used during the first nine months of 2005. The increase in net cash used in investing activities was primarily due to the acquisition of the Standalone Drug Business.

During the first nine months of 2006, we acquired 701 stores, opened 93 new stores, relocated 95 stores and closed 108 stores. For the remainder of 2006, we plan to open approximately 75 new or relocated stores. As of September 30, 2006, we operated 6,157 retail and specialty pharmacy stores in 43 states and the District of Columbia.

Net cash provided by financing activities increased to $4.2 billion during the first nine months of 2006, compared to $33.0 million during the first nine months of 2005. The increase in net cash provided by financing activities was primarily due to the financing of the acquisition of the Standalone Drug Business, including issuance of the Notes (defined below), during the third quarter of 2006. This increase was offset partially by the repayment of the $300 million, 5.625% unsecured senior notes, which matured during the first quarter of 2006.

We believe that our cash on hand and cash provided by operations, together with our ability to obtain additional short-term and long-term financing, will be sufficient to cover our working capital needs, capital expenditures, debt service requirements and dividend requirements for at least the next twelve months and the foreseeable future.

As of September 30, 2006, we had $2.2 billion of commercial paper outstanding at a weighted average interest rate of 5.26% and $1 billion in outstanding borrowings against the bridge loan facility at a weighted average interest rate of 5.69%. In connection with our commercial paper program, we maintain a $675 million, five-year unsecured back-up credit facility, which expires on June 11, 2009, and a $675 million five-year unsecured backup credit facility, which expires on June 2, 2010. In preparation for the consummation of the acquisition of the Standalone Drug Business, we entered into a $1.4 billion, five-year unsecured back-up credit facility, which expires on May 12, 2011. We also entered into a bridge facility with an aggregate loan value of up to $1.0 billion, which will terminate on December 31, 2006. The credit facilities allow for borrowings at various rates depending on our public debt rating.

On August 15, 2006, we issued $800 million of 5.75% unsecured senior notes due August 15, 2011 and $700 million of 6.125% unsecured senior notes due August 15, 2016 (collectively the “Notes”). The Notes pay interest semi-annually and may be redeemed at any time, in whole or in part at a defined redemption price plus accrued interest. Net proceeds from the Notes were used to repay a portion of the outstanding commercial paper issued to finance the Standalone Drug Business. To manage a portion of the risk associated with potential changes in market interest rates, during the second quarter of 2006 we entered into forward starting pay fixed rate swaps (the “Swaps”), with a notional amount of $750 million. The Swaps settled in conjunction with the placement of the long-term financing. As of September 30, 2006, we had no freestanding derivatives in place.

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

Our liquidity is based, in part, on maintaining investment-grade debt ratings. As of September 30, 2006, our long-term debt was rated “Baa2” by Moody’s and “BBB+” by Standard & Poor’s, and our commercial paper program was rated “P-2” by Moody’s and “A-2” by Standard & Poor’s. On November 2, 2006, Moody’s and Standard & Poor’s affirmed our commercial paper program ratings and placed our long-term ratings on review for possible upgrade. In assessing our credit strength, we believe that both Moody’s and Standard & Poor’s considered, among other things, our capital structure and financial policies as well as our consolidated balance sheet, our acquisition of the Standalone Drug Business, the entry into a definitive agreement with Caremark and other financial information. Although we currently believe our long-term debt ratings will remain investment grade, we cannot guarantee the future actions of Moody’s and Standard & Poor’s. Our debt ratings have a direct impact on our future borrowing costs, access to capital markets and new store operating lease costs.

Off-Balance Sheet Arrangements

In connection with executing operating leases, we provide a guarantee of the lease payments. We finance a portion of our new store development through sale-leaseback transactions, which involve selling stores to unrelated parties and then leasing the stores back under leases that qualify and are accounted for as operating leases. We do not have any retained or contingent interests in the stores, nor do we provide any guarantees, other than a guarantee of the lease payments, in connection with these transactions. In accordance with generally accepted accounting principles, our operating leases are not reflected in our consolidated condensed balance sheet.

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

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with generally accepted accounting principles, which require management to make certain estimates and apply judgment. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the consolidated financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our consolidated financial statements. While we believe that the historical experience, current trends and other factors considered support the preparation of our consolidated financial statements in conformity with generally accepted accounting principles, actual results could differ from our estimates and such differences could be material. We refer you to the “Notes to Consolidated Financial Statements” on pages 30 through 32 of our Annual Report to Stockholders included as Exhibit 13 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 for a discussion of our significant accounting policies. We believe the following accounting policies include a higher degree of judgment and/or complexity and, thus, are considered to be critical accounting policies. The critical accounting policies discussed below are applicable to both of our business segments. We have discussed the development and selection of our critical accounting policies with the Audit Committee of our Board of Directors and the Audit Committee has reviewed our disclosures relating to them.

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

The net book value of our long-lived assets, including intangible assets with finite lives, covered by this critical accounting policy was approximately $7.5 billion as of September 30, 2006. During 2005, 2004 and 2003, we recorded pre-tax impairment losses totaling $27 million, $20 million and $22 million, respectively. Although we believe we have sufficient current and historical information available to us to record reasonable estimates for impairment losses, it is possible that actual results could differ. In order to help you assess the risk, if any, associated with the uncertainties discussed above, we believe the $7 million pre-tax difference between the high and low end of the three-year impairment loss range would be a reasonably likely annual increase or decrease in the impairment of long-lived assets.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our total closed store lease liability covered by this critical accounting policy was $503.9 million as of September 30, 2006. This amount is net of $286.6 million of estimated sublease income that is subject to the uncertainties discussed above. Although we believe we have sufficient current and historical information available to us to record reasonable estimates for sublease income, it is possible that actual results could differ. In order to help you assess the risk, if any, associated with the uncertainties discussed above, a ten percent (10%) pre-tax change in our estimated sublease income, which we believe is a reasonably likely change, would increase or decrease our total closed store lease liability by about $29 million as of September 30, 2006.

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

Our total self-insurance liability covered by this critical accounting policy was $304.6 million as of September 30, 2006. Although we believe we have sufficient current and historical information available to us to record reasonable estimates for our self-insurance liability, it is possible that actual results could differ. In order to help you assess the risk, if any, associated with the uncertainties discussed above, a ten percent (10%) pre-tax change in our estimate for our self-insurance liability, which we believe is a reasonably likely change, would increase or decrease our self-insurance liability by about $30 million as of September 30, 2006.

We have not made any material changes in our self-insurance liability methodology or self-insurance liability estimates during the past three years.

Inventory

Our inventory is stated at the lower of cost or market on a first-in, first-out basis using the retail method of accounting to determine cost of sales and inventory in our stores, and the cost method of accounting to determine inventory in our distribution centers. Under the retail method, inventory is stated at cost, which is determined by applying a cost-to-retail ratio to the ending retail value of our inventory. Since the retail value of our inventory is adjusted on a regular basis to reflect current market conditions, our carrying value should approximate the lower of cost or market. In addition, we reduce the value of our ending inventory for estimated inventory losses that have occurred during the interim period between physical inventory counts. Physical inventory counts are taken on a regular basis in each location (other than two recently constructed distributions center, which perform a continuous cycle count process to validate the inventory balance on hand) to ensure that the amounts reflected in the consolidated financial statements are properly stated.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our total reserve for estimated inventory losses covered by this critical accounting policy was $101.3 million as of September 30, 2006. Although we believe we have sufficient current and historical information available to us to record reasonable estimates for estimated inventory losses, it is possible that actual results could differ. In order to help you assess the aggregate risk, if any, associated with the uncertainties discussed above, a ten percent (10%) pre-tax change in our estimated inventory losses, which we believe is a reasonably likely change, would increase or decrease our total reserve for estimated inventory losses by about $10.1 million as of September 30, 2006.

We have not made any material changes in our inventory loss reserve methodology or inventory loss estimates during the past three years.

Although we believe that the estimates discussed above are reasonable and the related calculations conform to generally accepted accounting principles, actual results could differ from our estimates, and such differences could be material.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income and in a separate component of stockholder’s equity. Additional footnote disclosures will also be required. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. We are currently evaluating the impact that SFAS No. 158 may have on our consolidated results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures regarding fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact that SFAS No. 157 may have on our consolidated results of operations and financial position.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements.” SAB No. 108 requires misstatements to be quantified based on their impact on each of the financial statements and related disclosures. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We are currently evaluating the impact that SAB No. 108 may have on our consolidated results of operations and financial position.

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

By their nature, all forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including but not limited to:

•	The continued efforts of health maintenance organizations, managed care organizations, pharmacy benefit management companies and other third party payers to reduce prescription drug costs and pharmacy reimbursement rates;

•	The effect on pharmacy revenue and gross profit rates attributable to the introduction in 2006 of a new Medicare prescription drug benefit and the continued efforts by various government entities to reduce state Medicaid pharmacy reimbursement rates;

•	The growth of mail order pharmacies and changes to pharmacy benefit plans requiring maintenance and other medications to be filled exclusively through mail order pharmacies;

•	The effect on PharmaCare of increased competition in the pharmacy benefit management industry, a declining margin environment attributable to increased client demands for lower prices, enhanced service offerings and/or higher service levels and the possible termination of, or unfavorable modification to, contractual arrangements with key clients or providers;

•	The potential effect on PharmaCare’s business results of entering into risk based or reinsurance arrangements in connection with providing pharmacy benefit plan management services. Risks associated with these arrangements include relying on actuarial assumptions that underestimate prescription utilization rates and/or costs for covered members;

•	Our ability to continue to improve the operating results of the businesses acquired during 2004;

•	Our ability to successfully integrate the Standalone Drug Business acquired from Albertsons in June 2006;

•	Our ability to successfully integrate and significantly expand MinuteClinic;

•	Our ability to consummate the recently announced merger agreement between CVS and Caremark and successfully integrate the businesses;

•	Increased competition from other drugstore chains, supermarkets, discount retailers, membership clubs and Internet companies, as well as changes in consumer preferences or loyalties;

•	The frequency and rate of introduction of successful new prescription drugs;

•	Our ability to generate sufficient cash flows to support capital expansion and general operating activities;

•	Interest rate fluctuations and changes in capital market conditions or other events affecting our ability to obtain necessary financing on favorable terms;

•	Our ability to identify, implement and successfully manage and finance strategic expansion opportunities including entering new markets, acquisitions and joint ventures;

•	Our ability to establish effective advertising, marketing and promotional programs (including pricing strategies and price reduction programs implemented in response to competitive pressures and/or to drive demand);

•	Our ability to continue to secure suitable new store locations under acceptable lease terms;

•	Our ability to attract, hire and retain suitable pharmacists and management personnel;

•	Our ability to achieve cost efficiencies and other benefits from various operational initiatives and technological enhancements;

•	Litigation risks as well as changes in laws and regulations, including changes in accounting standards and taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations);

•	The creditworthiness of the purchasers of businesses formerly owned by CVS and whose leases are guaranteed by CVS;

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Fluctuations in inventory cost, availability and loss levels and our ability to maintain relationships with suppliers on favorable terms;

•	Our ability to implement successfully and to manage new computer systems and technologies;

•	The strength of the economy in general or in the markets served by CVS, including changes in consumer purchasing power and/or spending patterns; and

•	Other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

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

Part I

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2006, the Company had no derivative financial instruments or derivative commodity instruments in place and believes its exposure to market risk associated with changes in interest rates in its debt portfolio is not material.

During the third quarter of 2006, the Company refinanced a portion of the short-term borrowings issued to finance the acquisition of the Standalone Drug Business, with $800 million of 5.75% unsecured senior notes due August 15, 2011 and $700 million of 6.125% unsecured senior notes due August 15, 2016. To manage a portion of the risk associated with changes in market interest rates, during the second quarter of 2006, the Company entered into forward starting pay fixed rate swaps (the “Swaps”), with a notional amount of $750 million. The Swaps settled during the third quarter of 2006 in conjunction with the placement of the longer-term financing. As of September 30, 2006, the Company had no freestanding derivatives in place.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of September 30, 2006, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that occurred during the third quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1. Legal Proceedings

As previously disclosed, the Rhode Island Attorney General’s Office, the Rhode Island Ethics Commission and the United States Attorney’s Office for the District of Rhode Island have been investigating the business relationships between certain former members of the Rhode Island General Assembly and various Rhode Island companies, including Roger Williams Medical Center (the “Medical Center”), Blue Cross & Blue Shield of Rhode Island and CVS. In connection with the investigation of these business relationships, a former Rhode Island state senator was criminally charged by state and federal authorities and pled guilty to the federal charges. Subsequently, the Medical Center entered into a deferred criminal prosecution agreement with the United States relating to federal corruption charges stemming from a business relationship with the former state senator. In addition, two former Medical Center executives were tried on and convicted of similar federal corruption charges and an executive of an assisted living facility affiliated with the Medical Center was acquitted of all charges. CVS continues to cooperate in this investigation, the timing and outcome of which cannot be predicted with certainty at this time.

Item 6. Exhibits

Exhibits:

2.1	Agreement and Plan of Merger dated as of November 1, 2006 among, the Registrant, Caremark Rx. Inc. and Twain MergerSub Corp. [incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated November 1, 2006].

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to CVS Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

3.1A	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective May 13, 1998 (incorporated by reference to Exhibit 4.1A to Registrant’s Registration Statement No. 333-52055 on Form S-3/A dated May 18, 1998).

3.2	By-laws of the Registrant, as amended and restated (incorporated by reference to Exhibit 3.2 to CVS Corporation’s Current Report on Form 8-K dated June 1, 2005).

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

CVS Corporation
(Registrant)

/s/ David B. Rickard
David B. Rickard
Executive Vice President,
Chief Financial Officer and
Chief Administrative Officer
November 3, 2006