Form 10-K
period 2006-12-30
CVS CORP
filed 2007-02-27
CIK 64803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $25,008,192,000 as of July 1, 2006, based on the closing price of the common stock on the New York Stock Exchange. For purposes of this calculation, only executive officers and directors are deemed to be the affiliates of the registrant.

As of February 21, 2007, the registrant had 827,838,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Filings made by companies with the Securities and Exchange Commission sometimes “incorporate information by reference.” This means that the company is referring you to information that was previously filed or is to be filed with the SEC, and this information is considered to be part of the filing you are reading. The following materials are incorporated by reference into this Form 10-K:

•                  Information contained on pages 18 through 50, and page 52 of our Annual Report to Stockholders for the fiscal year ended December 30, 2006 is incorporated by reference in our response to Items 7, 8 and 9 of Part II.

•                  Information contained in our Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated by reference in our response to Items 10 through 14 of Part III.

PART I

Item 1.                                   Business

OVERVIEW

CVS Corporation (“CVS” or the “Company”) is a leader in the retail drugstore industry in the United States with net revenues of $43.8 billion in 2006. As of December 30, 2006, we operated 6,202 retail and specialty pharmacy stores in 43 states and the District of Columbia, which are more pharmacy stores than any other retailer. We currently operate in 77 of the top 100 U.S. drugstore markets and hold the number one or number two market share in 58 of these markets. Overall, we hold the number one or number two market share position in 75% of the markets in which our retail pharmacies operate. During fiscal 2006, we filled approximately 513 million retail adjusted prescriptions, or approximately 16.0% of the U.S. retail pharmacy market. Our current operations are grouped into two businesses: Retail Pharmacy and Pharmacy Benefit Management (“PBM”).

Retail Pharmacy ~ As of December 30, 2006, the Retail Pharmacy business included 6,150 retail drugstores, of which 6,058 operated a pharmacy, our online retail website, CVS.com® and its retail healthcare clinics. The retail drugstores are located in 40 states and the District of Columbia operating under the CVS® or CVS/pharmacy® name. CVS/pharmacy® stores sell prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, film and photo finishing services, seasonal merchandise, greeting cards and convenience foods, which we refer to as “front store” products. Existing stores generally range in size from approximately 8,000 to 18,000 square feet, although most new stores range in size from approximately 10,000 to 13,000 square feet and typically include a drive-thru pharmacy. As of December 30, 2006, we operated 146 retail healthcare clinics in 18 states under the MinuteClinic® name, of which 129 are located within CVS retail drugstores. The clinics utilize nationally recognized medical protocols to diagnose and treat minor health conditions and are staffed by board-certified nurse practitioners and physician assistants.

Pharmacy Benefit Management ~ The PBM business provides a full range of prescription benefit management services to managed care and other organizations. These services include mail order pharmacy, specialty pharmacy, plan design and administration, formulary management and claims processing, as well as providing reinsurance services in conjunction with prescription drug benefit policies. The PBM business operates under the PharmaCare Management Services name, and ranks as the fourth largest, full service PBM in the nation. Our specialty pharmacy focuses on supporting individuals that require complex and expensive drug therapies to treat conditions such as organ transplants, HIV/AIDS and genetic conditions such as infertility, multiple sclerosis and certain cancers. As of December 30, 2006, we operated 52 specialty pharmacies under the PharmaCare Management Services and PharmaCare Pharmacy® name, located in 22 states and the District of Columbia, and 4 mail order facilities. Specialty pharmacy stores average 2,000 square feet in size and sell prescription drugs and a limited assortment of front store items such as alternative medications, homeopathic remedies and vitamins.

On June 2, 2006, the Company acquired certain assets and assumed certain liabilities from Albertson’s, Inc. (“Albertsons”) for $4.0 billion. The assets acquired and the liabilities assumed included approximately 700 standalone drugstores and a distribution center (collectively the “Standalone Drug Business”). The Company believes that the acquisition of the Standalone Drug Business is consistent with its long-term strategy of expanding its retail drugstore business in high-growth markets.

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

PROPOSED CAREMARK MERGER

On November 1, 2006, the Company entered into a definitive agreement and plan of merger with Caremark Rx, Inc., (“Caremark”). The agreement is structured as a merger of equals under which Caremark shareholders will receive 1.670 shares of common stock, par value $0.01 per share, of CVS for each share of common stock of Caremark, par value $0.001 per share, issued and outstanding immediately prior to the effective time of the merger. The closing of the transaction, which is expected to occur during the first quarter of 2007, is subject to approval by the shareholders of both CVS and Caremark, as well as customary regulatory approvals, including review under the Hart-Scott-Rodino Act.  Accordingly, there can be no assurance that the merger will be consummated. See “Risk Factors-Risks Related to the Proposed Merger.”

Caremark is a leading  pharmacy benefits manager in the United States. Caremark’s operations involve the design and administration of programs aimed at reducing the costs and improving the safety, effectiveness and convenience of prescription drug use. Caremark’s customers are primarily employers, insurance companies, unions, government employee groups, managed care organizations and other sponsors of health benefit plans and individuals throughout the United States. In addition, Caremark, through its SilverScript insurance subsidiary, is a national provider of drug benefits to eligible beneficiaries under the federal government’s Medicare Part D program.

Caremark operates a national retail pharmacy network with over 60,000 participating pharmacies (including CVS’ pharmacy stores), 7 mail service pharmacies, 21 specialty mail service pharmacies and the industry’s only repackaging plant regulated by the Food and Drug Administration. Through its Accordant® disease management offering, Caremark also provides disease management programs for 27 conditions. Twenty-one of these programs are accredited by the National Committee for Quality Assurance.

On December 18, 2006, Caremark received an unsolicited offer from a competing pharmacy benefits manager, Express Scripts, Inc. (“Express Scripts”), pursuant to which Express Scripts offered to acquire all of the outstanding shares of Caremark for $29.25 in cash and 0.426 shares of Express Scripts common stock for each share of Caremark common stock.

On December 20, 2006, the initial waiting period under the Hart-Scott-Rodino Act for the CVS/Caremark merger, expired without a request for additional information from the U.S. Federal Trade Commission.

On January 7, 2007, Caremark issued a press release announcing that it board of directors, after thorough consideration  and consultation with its legal and financial advisers,  had determined that the Express Scripts proposal did not constitute, and was not reasonably likely to lead to, a superior proposal under the terms of the merger agreement with CVS. Caremark further announced that its board of directors had unanimously concluded that pursuing discussions with Express Scripts was not in the best financial or strategic interests of Caremark and its shareholders.

On January 16, 2007, CVS and Caremark announced that Caremark shareholders would receive a special one-time cash dividend of $2 per share upon or promptly after closing of the transaction. In addition, CVS and Caremark agreed that as promptly as practicable after the closing of the merger an accelerated share repurchase transaction will be executed whereby 150 million of the outstanding shares of the combined company will be retired. On January 19, 2007, the Registration Statement on Form S-4 relating to the proposed merger was declared effective by the U. S. Securities and Exchange Commission (the “SEC”). In addition, a special meeting of Caremark shareholders to approve the merger was scheduled for February 20, 2007 and a special meeting of CVS shareholders to be held for the same purpose was scheduled for February 23, 2007.

On February 13, 2007, CVS and Caremark announced that the special one-time cash dividend payable to Caremark shareholders upon or promptly after the closing of the transaction would be increased to $6 per share. Caremark also announced that on February 12, 2007 its board of directors had declared the $6 special cash dividend payable upon or promptly after closing of the merger to Caremark shareholders of record on the date immediately preceding the closing date of the merger. In connection with its declaration of such dividend, the Caremark board also unanimously reaffirmed its recommendation that Caremark shareholders vote “for” the merger with CVS at the Caremark special meeting of shareholders.

On February 13, 2007, the Court of Chancery of the State of Delaware determined that to permit additional time for dissemination to Caremark shareholders of certain recently filed information, the Caremark special meeting of shareholders to approve the merger must be postponed to a date not earlier than March 9, 2007.

On February 23, 2007, the Court of Chancery of the State of Delaware further delayed the Caremark shareholder vote until twenty days after Caremark makes supplemental disclosures regarding Caremark shareholders’ right to seek appraisal and the structure of fees to be paid by Caremark to its financial advisors. The supplemental disclosures were mailed to Caremark shareholders on February 24, 2007. See “Risk Factors-Risks Related to CVS, Caremark and the Combined Company” and “Legal Proceedings” for a fuller discussion of these matters. Also, on February 24, 2007, Caremark announced that its special meeting of shareholders to approve the merger had been adjourned to March 16, 2007. On February 23, 2007, CVS announced that its special meeting of shareholders to be held for the same purpose would be adjourned until March 9, 2007. In light of the Delaware court’s ruling CVS intends to once again adjourn the meeting to a later date in March, and will inform shareholders of the new meeting date as promptly as possible.

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

Our Products ~ A typical CVS/pharmacy store sells prescription drugs and a wide assortment of high-quality, nationally advertised brand name and private label merchandise. Front store categories include over-the-counter drugs, beauty products and cosmetics, film and photo finishing services, seasonal merchandise, greeting cards and convenience foods. We purchase our merchandise from numerous manufacturers and distributors. We believe that competitive sources are readily available for substantially all of the products we carry and the loss of any one supplier would not have a material effect on the business. Consolidated net revenues by major product group are as follows:

	Percentage of Net Revenues(1)
	2006	2005	2004
Prescription drugs	70%	70%	70%
Over-the-counter and personal care	12	10	10
Beauty/cosmetics	3	5	5
General merchandise and other	15	15	15
	100%	100%	100%

(1) Percentages are estimates based on store point-of-sale data.

Pharmacy ~ Pharmacy revenues represented 69.6% of total revenues in 2006, compared to 70.2% in 2005, and 70.0% in 2004. We believe that our pharmacy operations will continue to represent a critical part of our business due to our ability to attract and retain managed care customers, favorable industry trends (e.g., an aging American population consuming a greater number of prescription drugs, pharmaceuticals being used more often as the first line of defense for managing illness, the proliferation of new pharmaceutical products, and a new federally funded prescription drug benefit which, was promulgated on January 1, 2006, as part of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“Medicare Modernization Act”)) and our on-going program of purchasing customer lists from independent pharmacies. We believe our pharmacy business benefits from our investment in both people and technology. Given the nature of prescriptions, people want their prescriptions filled accurately and ready when promised, by professional pharmacists using the latest tools and technology. As such, our Pharmacy Service Initiative (“PSI”), which is designed to resolve potential problems at the point of drop-off that could delay a prescription being filled, has enabled us to give customers what they want. Further evidencing our belief in the importance of pharmacy service is our continuing investment in technology, such as our Excellence in Pharmacy Innovation and Care (“EPIC”) system, our touch-tone telephone reorder system, Rapid RefillTM and our online business, CVS.com.

Front Store ~ Front store revenues benefited from our strategy to be the first to market with new and unique products and services, using innovative marketing and adjusting our mix of merchandise to match our customer’s needs and preferences. For example, we were the first retail pharmacy to market with a digital photo solution throughout our chain, including being the first to offer printing from digital camera phones, the ability to upload digital photos to CVS.com and have them available for in store pickup the following day, and the first to offer a one-time-use digital camera. A key component of our strategy is our ExtraCare® card program, which is helping us continue to build our loyal customer base. In addition, ExtraCare is one of the largest and most successful retail loyalty programs in the United States. ExtraCare allows us to balance our marketing efforts so we can reward our best customers by providing them automatic sale prices, customized coupons, ExtraBucksTM rewards and other benefits. Another component of our front store strategy is our unique product offerings, which include a full range of high-quality CVS brand products that are only available through CVS. We currently carry over 2,000 CVS brand products. In addition, CVS offers a unique front store focus on cosmetics, health and beauty by being a U.S. distributor of several European cosmetics and skin care lines, including Lumene®, Avene® and Vichy®. In 2005, we launched our new Skin Effects® skin care line by Dr. Jeffrey Dover and in 2006 we launched a new Skin Effects® sun care line and introduced a CVS exclusive line of diapers, wipes and other baby care products under the Playskool® brand. CVS brand and exclusive products accounted for approximately 14% of our front store revenues during 2006.

Store Development ~ The addition of new stores has played, and will continue to play, a major role in our continued growth and success. Our store development program focuses on three areas: entering new markets, adding stores within existing markets and relocating stores to more convenient, freestanding sites. During 2006, we opened 147 new stores, acquired 701 stores, relocated 118 stores and closed 117 stores (including 73 stores of the Standalone Drug Business). During the last five years, we opened more than 1,300 new and relocated stores, and acquired more than 1,960 stores. Approximately half of our store base was opened or significantly remodeled within the last five years. During 2007, we expect to open approximately 275 new or relocated stores. We believe that continuing to grow our store base and locating stores in desirable geographic markets are essential components to compete effectively in the current managed care environment. As a result, we believe that our store development program is an integral part of our ability to maintain our leadership position in the retail drugstore industry.

Information Systems ~ We have continued to invest in information systems to enable us to deliver a high level of customer service while lowering costs and increasing operating efficiency. We were one of the first in the industry to introduce Drug Utilization Review technology that checks for harmful interactions between prescription drugs, over-the-counter products, vitamins and herbal remedies. We were also one of the first in the industry to install a chain wide automatic prescription refill system, CVS Rapid RefillTM, which enables customers to order prescription refills 24 hours a day using a touch-tone telephone. In addition, we have installed EPIC, which reengineered the way our pharmacists communicate and fill prescriptions. Further, we have implemented our Assisted Inventory Management (“AIM”) system, which is designed to more effectively link our stores and distribution centers with suppliers to speed the delivery of merchandise to our stores in a manner that both reduces out-of-stock positions and lowers our investment in inventory. Most recently we rolled-out VIPER, a transaction monitoring application designed to mitigate inventory losses attributable to process deficiencies or fraudulent behavior by providing visibility to all transactions processed through our POS systems. In addition, during 2006 we opened our second distribution center with fully integrated technology solutions for storage, product retrieval and order picking.

Customers ~ Managed care and other third party plans accounted for 95% of our 2006 pharmacy revenues. Since our revenues relate to numerous payors, including employers and managed care organizations, the loss of any one payor should not have a material effect on our business. No single customer accounts for 10% or more of our total revenues.

We also fill prescriptions for many state Medicaid plans. Total revenues from all such plans were approximately 7% of total pharmacy revenues during 2006. Under the Medicare Modernization Act, Medicare eligible patients that were previously receiving Medicaid prescription coverage were automatically transitioned to Medicare coverage effective January 1, 2006. As a result we saw a decline as dual eligible participants transitioned from the higher margin Medicaid plans to lower margin Medicare Part D plans. However, we do not expect a further decrease of any significance in 2007.

Seasonality ~ The majority of our revenues, particularly pharmacy revenues, are generally not seasonal in nature. However, front store revenues tend to be higher during the December holiday season. For additional information, we refer you to the Note “Quarterly Financial Information” on page 50 in our Annual Report to Stockholders for the fiscal year ended December 30, 2006.

Working Capital Practices ~ We fund the growth of our business through a combination of cash flow from operations, sale-leaseback transactions, commercial paper and long-term borrowings. For additional information on our working capital practices, we refer you to the caption “Liquidity & Capital Resources” on page 22 in our Annual Report to Stockholders for the fiscal year ended December 30, 2006, which is incorporated by reference herein. Due to the nature of the retail drugstore business, the majority of our non-pharmacy revenues are in cash, while managed care and other third party insurance programs, which typically settle in less than 30 days, represented 95% of our pharmacy revenues in 2006. Our customer returns are not significant.

Associate Development ~ As of December 30, 2006, we employed approximately 176,000 associates; of which approximately 20,000 were pharmacists and about 80,000 were part-time employees who work less than 30 hours per week. To deliver the highest levels of service to our customers and partners, we devote considerable time and attention to our people and service standards. We emphasize attracting and training friendly and helpful associates to work in our stores and throughout our organization.

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

Item 1A.         Risk Factors

Our business is subject to various industry, economic, regulatory and other risks and uncertainties. These risks include those described below and may include additional risks and uncertainties not presently known to us or that we currently deem to be immaterial.

Risks Related to the Proposed Merger

Failure to complete the merger could negatively impact the stock prices and our future business and financial results.

If the merger is not completed, our ongoing businesses may be adversely affected and we will be subject to several risks, including the following:

•                  having to pay certain costs relating to the merger;

•                  the attention of our management will have been diverted to the merger instead of on our operations and pursuit of other opportunities that could have been beneficial to us;

•                  customer perception may be negatively impacted which could affect Pharmacare’s ability to compete for, or to win, new and renewal business in the marketplace; and

•                  being required, under certain circumstances under the merger agreement, to pay a termination fee of $675 million to Caremark.

Even if the merger is completed, the pendency of the merger could impact or cause disruptions in CVS’ and the combined company’s businesses, which could have an adverse effect on results of operations and financial condition.

Specifically:

•                  current and prospective clients of PharmaCare and Caremark may experience uncertainty associated with the merger, including with respect to current or future business relationships with PharmaCare, Caremark or the combined company and may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than PharmaCare, Caremark or the combined company, either before or after completion of the merger;

•                  Caremark and CVS employees may experience uncertainty about their future roles with the combined company, which might adversely affect CVS’ and the combined company’s ability to retain and hire key managers and other employees;

•                  the attention of management of each of Caremark and CVS may be directed toward the completion of the merger and transaction-related considerations and may be diverted from the day-to-day business operations of their respective companies; and

•                  pharmaceutical manufacturers, retail pharmacies, pharmacy benefit management companies or other vendors or suppliers may seek to modify or terminate their business relationships with CVS, Caremark or the combined company.

Approximately one third of a PBM’s customer base typically is subject to renewal each year, and therefore Caremark and CVS may face additional challenges in competing for new business and retaining or renewing business. Caremark’s largest client, the Federal Employees Health Benefits Plan, is currently subject to renewal for services beginning January 1, 2008. There can be no assurance that Caremark will be able to secure renewal of this business; however, such renewal is not a condition to the completion of the merger. These disruptions and business challenges could be exacerbated by a delay in the completion of the merger or termination of the merger agreement and could have an adverse effect on the businesses, financial condition, results of operations or prospects of CVS if the merger is not completed or of the combined company if the merger is completed.

We may be unable to successfully integrate Caremark’s operations or to realize the anticipated cost savings and other benefits of the merger. As a result, the value of our common stock may be adversely affected.

We entered into a merger agreement because we believe that the merger will be beneficial to us and our stockholders. Currently, Caremark operates as an independent public company. Achieving the anticipated benefits of the merger will depend in part upon whether we can integrate Caremark’s business in an efficient and effective manner. We may not be able to accomplish this integration process smoothly or successfully. The necessity of coordinating geographically separated organizations, systems and facilities and addressing possible differences in business backgrounds, corporate cultures and management philosophies may increase the difficulties of integration. We and Caremark operate numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, employee benefits, payroll and regulatory compliance. The integration of certain operations following the merger will require the dedication of significant management resources, which may temporarily distract management’s attention from our day-to-day business. Employee uncertainty and lack of focus during the integration process may also disrupt our business. Any inability of management to integrate successfully the operations of Caremark could have a material adverse effect on our business and results of operations. We may not be able to achieve the anticipated operating and cost synergies or long-term strategic benefits of the merger. An inability to realize the full extent of, or any of, the anticipated benefits of the merger, as well as any delays encountered in the integration process, could have an adverse effect on our business and results of operations, which may affect the value of the shares of our common stock after the completion of the merger.

Our success after the merger will depend in part upon our ability to retain key employees. Competition for qualified personnel can be very intense. In addition, key employees may depart because of issues relating to the uncertainty or difficulty of integration or a desire not to remain with the combined company. Accordingly, no assurance can be given that we will be able to retain key employees.

Certain legal restrictions have limited our ability to complete and finalize an integration plan relating to the merger of the two companies. The actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized.

Following the merger our common stock may be affected by factors different from those affecting the price of our common stock historically.

As our business and the business of Caremark are different, our results of operations as well as the price of our common stock following the merger may be affected by factors different than those factors affecting us and Caremark as independent stand-alone entities. Following the merger we will face additional risks and uncertainties not otherwise facing each independent company prior to the merger. For a discussion of certain factors to consider in connection with the combined company, see the below section titled “—Risks Related to CVS, Caremark and the Combined Company.”

The merger may not be accretive and may cause dilution to our earnings per share, which may harm the market price of our common stock.

We currently anticipate that the merger will be accretive to earnings per share during the first full calendar year after the merger. However, due to legal restrictions, we have been limited in our ability to complete and finalize an integration plan relating to the merger of the two companies. Accordingly, this expectation is based on preliminary estimates which may materially change after the completion of the merger. We could also encounter additional transaction and integration-related costs or other factors such as the failure to realize all of the benefits anticipated in the merger. All of these factors could cause dilution to our earnings per share or decrease or delay the expected accretive effect of the merger and cause a decrease in the price of our common stock.

Charges to earnings resulting from the application of the purchase method of accounting may adversely affect the market value of our common stock following the merger.

In accordance with U.S. GAAP, we will be considered the acquiror for accounting purposes. We will account for the merger using the purchase method of accounting, which will result in charges to our earnings that could adversely affect the market value of our common stock following the completion of the merger. Under the purchase method of accounting, we will allocate the total purchase price to the assets acquired and liabilities assumed from Caremark based on their fair values as of the date of the completion of the merger, and record any excess of the purchase price over those fair values as goodwill. For certain tangible and intangible assets, reevaluating their fair values as of the completion date of the merger will result in our incurring additional depreciation and/or amortization expense that exceed the combined amounts recorded by CVS and Caremark prior to the merger. This increased expense will be recorded by us over the useful lives of the underlying assets. In addition, to the extent the value of goodwill or intangible assets were to become impaired, we may be required to incur charges relating to the impairment of those assets.

We will incur significant transaction and merger-related costs in connection with the merger.

We expect to incur a number of non-recurring costs associated with combining the operations of the two companies. The substantial majority of non-recurring expenses resulting from the merger will be comprised of transaction costs related to the merger, facilities and systems consolidation costs and employment–related costs. We will also incur transaction fees and costs related to formulating integration plans. Additional unanticipated costs may be incurred in the integration of the two companies’ businesses. Due to legal restrictions, we have been unable to  finalize an integration plan (which includes plans related to delivery of anticipated synergies) relating to the merger of the two companies. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset incremental transaction and merger-related costs over time, this net benefit may not be achieved in the near term, or at all.

Risks Related to CVS, Caremark and the Combined Company

The industries in which we operate are extremely competitive and competition could adversely affect our business and results of operations following the merger.

We and Caremark currently operate in a highly competitive environment. We compete, and after the completion of the merger, we will continue to compete, with other drugstore chains, supermarkets, discount retailers, membership clubs and Internet companies. Following the merger we will continue to face competition from other mail order pharmacies and PBMs.

The pharmacy benefits management industry in which Caremark and, to a lesser extent, we through PharmaCare, operate is extremely competitive. Competitors in the pharmacy benefits management industry include large national pharmacy benefit management companies, such as Medco Health Solutions, Inc. and Express Scripts, as well as many local or regional PBMs. In addition, there are several large health insurers and managed care plans (e.g., Wellpoint, Aetna, CIGNA, UnitedHealthcare) and retail pharmacies (e.g., Walgreens, Longs and Rite Aid) which have their own PBM capabilities as well as several other national and regional companies that provide some or all of the same services. Some of these competitors may offer services and pricing terms that following the merger we, even if the anticipated benefits of the merger are realized in full, may not be able to offer. In addition, competition may also come from other sources in the future. As a result, competition could have an adverse effect on our business and results of operations following the merger.

Efforts to reduce reimbursement levels and alter healthcare financing practices could adversely affect CVS’ and the combined company’s businesses.

The continued efforts of health maintenance organizations, managed care organizations, other pharmacy benefit management companies, government entities, and other third party payors to reduce prescription drug costs and pharmacy reimbursement rates may impact the profitability of CVS and the combined company. In particular, increased utilization of generic pharmaceuticals, (which normally yield a higher gross profit rate than equivalent brand named drugs) has resulted in pressure to decrease reimbursement payments to pharmacies for generic drugs, causing a reduction in the generic profit rate. In addition, during the past several years, the U.S. healthcare industry has been subject to an increase in governmental regulation at both the federal and state levels. Efforts to control healthcare costs, including prescription drug costs, are underway at the federal and state government levels. Changing political, economic and regulatory influences may affect healthcare financing and reimbursement practices. If the current healthcare financing and reimbursement system changes significantly, the combined company’s business could be materially adversely affected.

On February 8, 2006, the President signed into law the Deficit Reduction Act of 2005 (the “DRA”). The DRA seeks to reduce federal spending by altering the Medicaid reimbursement formula for multi-source (i.e., generic) drugs. According to the Congressional Budget Office, retail pharmacies are expected to negotiate with individual states for higher dispensing fees to mitigate the adverse effect of these changes. These changes are expected to begin to take effect in late spring 2007 and to result in reduced Medicaid reimbursement rates for retail pharmacies. The extent of these reductions and the impact on the combined company cannot be determined at this time.

In addition, Congress periodically considers proposals to reform the U.S. healthcare system. These proposals may increase government involvement in healthcare and regulation of PBM or pharmacy services, or otherwise change the way the combined company or its clients do business. Health plan sponsors may react to these proposals and the uncertainty surrounding them by reducing or delaying purchases of cost control mechanisms and related services that the combined company would provide. CVS and Caremark cannot predict what effect, if any, these proposals may have on the combined company’s business. Other legislative or market-driven changes in the healthcare system that CVS and Caremark cannot anticipate could also materially adversely affect the combined company’s consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.

Changes in industry pricing benchmarks could adversely affect the financial performance of CVS and the Combined Company.

Contracts in the prescription drug industry, including Caremark’s and PharmaCare’s contracts with retail pharmacy networks as well as their contracts with clients for PBM and Specialty services, generally use certain published benchmarks to establish pricing for prescription drugs. These benchmarks include average wholesale price (“AWP”), average selling price (“ASP”), and wholesale acquisition cost (“WAC”). Most of Caremark’s and PharmaCare’s PBM client contracts utilize the AWP standard. Further, most of the contracts governing the participation of CVS stores in retail pharmacy networks also utilize the AWP standard.

Recent events have raised uncertainties as to whether payors, pharmacy providers, PBMs and others in the prescription drug industry will continue to utilize AWP as it has previously been calculated or whether other pricing benchmarks will be adopted for establishing prices within the industry.

Specifically, in the proposed settlement in the case of New England Carpenters Health Benefits Fund, et al. v. First DataBank, et al., a civil class action case brought against First DataBank (“FDB”), one of several companies that report data on prescription drug prices, and McKesson Corporation, FDB has agreed to reduce the reported AWP of certain drugs by four percent at a future time as contemplated by the settlement. At this time, the proposed settlement has not received final court approval. The court could approve the proposed settlement in part, in its entirety, or not at all. We cannot predict the outcome of this case, or, if the settlement is approved, the precise timing of any of the proposed AWP changes or the effect of such changes, if any, on our financial performance.

Over 90% of Caremark’s client relationships and most of its relationships with other affected parties contain terms that following the merger we believe will enable us to mitigate any adverse effect of this proposed reduction in FDB’s reported AWP. Two other publicly traded large national PBMs have also stated that their contractual relationships contain similar terms. However, because in some cases payors may seek to negotiate with PBMs in an effort to reduce prescription drug costs as a result of a reduction in FDB’s reported AWP, the ultimate effect of this development on the business of the combined company cannot be precisely predicted.

Whatever the outcome of the FDB case, it is possible that payors, pharmacy providers and PBMs will begin to evaluate other pricing benchmarks as the basis for contracting for prescription drugs and pharmacy benefit management services in the future.

Uncertainty regarding the impact of Medicare Part D may adversely impact the business and financial results of CVS and the Combined Company.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003, or the MMA, created a new, voluntary prescription drug benefit for Medicare beneficiaries entitled to Medicare benefits under Part A or enrolled in Medicare Part B. The Medicare Drug Benefit became effective on January 1, 2006. Since its inception the program has resulted in increased utilization and decreased pharmacy gross margin rates as higher margin business (such as cash and state Medicaid customers) migrated to the new Medicare Part D coverage. The full impact on CVS’ or the combined company’s sales and gross margin rates cannot yet be determined and could have different effects on different segments of business.

Caremark and PharmaCare participate in the administration of the Medicare Drug Benefit through the provision of PBM services to their health plan clients and other clients that have qualified as a Medicare Part D prescription drug plan. Caremark also participates (1) through the offering of Medicare Part D pharmacy benefits by its subsidiary, SilverScript Insurance Company, which has been approved by the Centers for Medicare and Medicaid Services, or CMS, as a prescription drug plan sponsor under Medicare Part D in all regions of the country, and (2) by assisting employer, union and other health plan clients that qualify for the retiree drug subsidy available under Medicare Part D by collecting and submitting eligibility and/or drug cost data to CMS for them in order to obtain the subsidy. In addition, PharmaCare, through a joint venture with Universal American Insurance Corp, also participates in the offering of Medicare Part D pharmacy benefits by affiliated entities of Universal American. Clients could decide to discontinue providing prescription drug benefits to their Medicare-eligible members. If this occurs, the adverse effects of the Medicare Drug Benefit may outweigh any opportunities for new business generated by the new benefit. We are not yet able to assess the impact that Medicare Part D will have on clients’ decisions to continue to offer a prescription drug benefit to their Medicare-eligible members. In addition, if the cost and complexity of the Medicare Drug Benefit exceed management’s expectations or prevent effective program implementation or administration; if the government alters or reduces funding of Medicare programs because of the higher-than-anticipated cost to taxpayers of the MMA or for other reasons; if we fail to design and maintain programs that are attractive to Medicare participants; or if we are not successful in retaining enrollees, or winning contract renewals or new contracts under the MMA’s competitive bidding process, our Medicare business and the ability to expand our Medicare operations could be materially and adversely affected, and our business and results of operations may be adversely affected. Finally, the MMA mandated risk corridors (in which the federal government shares in the drug cost risk borne by Part D plans) are scheduled to change in 2008. Both the risk corridor thresholds and the level of risk-sharing will change with the result that Medicare Drug Benefit sponsors will assume an increased level of drug cost risk starting in 2008. Therefore, to the extent that SilverScript Insurance Company’s actual drug costs are higher or lower than those estimated by it in its bid in 2008 onwards, the federal government will share a smaller portion of the losses or gains respectively than it otherwise would have prior to 2008.

Existing and new government legislative and regulatory action could adversely affect the business and financial results of CVS and the Combined Company.

We are subject to changes in laws and regulations, including changes in accounting standards and taxation requirements and interpretations. As a participant in the healthcare and PBM industries, our operations are subject to complex and evolving federal and state laws and regulations and enforcement by federal and state governmental agencies.

The pharmacy benefit services business and retail drugstore business are subject to numerous federal, state and local laws and regulations. Changes in these regulations may require extensive system and operating changes that may be difficult to implement. Untimely compliance or noncompliance with applicable regulations could result in the imposition of civil or criminal penalties that could adversely affect the continued operation of our business, including, but not limited to: suspension of payments from government programs; loss of required government certification; approvals; loss of authorizations to participate in or exclusion from government reimbursement programs, such as the Medicare and Medicaid programs; loss of licensure; or significant fines or monetary penalties, and could adversely affect the continued operation of our business. The regulations to which we are subject include, but are not limited to: federal, state and local registration and regulation of pharmacies, pharmacy benefit managers and healthcare insurance companies; applicable Medicare and Medicaid regulations; accounting standards; tax laws and regulations; laws and regulations relating to the protection of the environment and health and safety matters, including those governing exposure to, and the management and disposal of, hazardous substances; regulations of the U.S. Food and Drug Administration, the U.S. Federal Trade Commission, the Drug Enforcement Administration, and the Consumer Product Safety Commission, as well as state regulatory authorities, governing the sale, advertisement and promotion of products that we sell; anti-kickback laws; false claims laws; and federal and state laws governing the practice of the profession of pharmacy. In that regard, the business and results of operations of CVS and the combined company could be affected by one or more of the following:

•                  federal and state laws and regulations governing the purchase, distribution, management, dispensing and reimbursement of prescription drugs and related services, whether at retail or mail, and applicable licensing requirements;

•                  the effect of the expiration of patents covering brand name drugs and the introduction of generic products;

•                  the frequency and rate of approvals by the FDA of new brand named and generic drugs, or of over-the-counter status for brand name drugs;

•                  FDA regulation affecting the retail or PBM industry;

•                  rules and regulations issued pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”); and other federal and state laws affecting the use, disclosure and transmission of health information, such as state security breach laws and state laws limiting the use and disclosure of prescriber information;

•                  administration of the Medicare Drug Benefit, including legislative changes and/or CMS rulemaking and interpretation;

•                  government regulation of the development, administration, review and updating of formularies and drug lists;

•                  state laws and regulations establishing or changing prompt payment requirements for payments to retail pharmacies;

•                  impact of network access (any willing provider) legislation on ability to manage pharmacy networks;

•                  managed care reform and plan design legislation;

•                  insurance licensing and other insurance regulatory requirements applicable to offering a prescription drug plan in connection with the Medicare Drug Benefit; and

•                  direct regulation of pharmacies or PBMs by regulatory and quasi-regulatory bodies.

Caremark faces litigation risks and is the subject of various legal proceedings.

In addition to our own litigation, Caremark is currently subject to various litigation matters. If following the merger any of these or new proceedings are determined adversely, it could have a material adverse effect on the combined company’s business and results of operations.

In November 2006, the Iron Workers of Western Pennsylvania Pension Plan filed a purported class action lawsuit purportedly on behalf of Caremark stockholders in the United States District Court for the Middle District of Tennessee against Caremark and its directors. The complaint alleged, among other things, that the directors breached their fiduciary duties by entering into the proposed merger with CVS. The plaintiff sought, among other things, preliminary and permanent injunctive relief to prevent the proposed merger, to direct the defendants to obtain a transaction that is in the best interests of Caremark stockholders, and to impose a constructive trust upon any benefits improperly received by the defendants. In December 2006, the plaintiff moved for a temporary restraining order enjoining certain provisions of the merger agreement, expedited discovery, and an order to show cause why the proposed merger should not be preliminary enjoined. On December 22, 2006, the court denied the plaintiff’s motion for a temporary restraining order. In January 2007, the defendants moved to stay the lawsuit. On January 5, 2007, the court stayed the lawsuit and denied the plaintiff’s motion to expedite discovery and for an order to show cause.

The Sheetmetal Workers Local 28 Pension Fund also filed a purported class action lawsuit in the Chancery Court of Davidson County, Tennessee against Caremark and its directors. The complaint alleges, among other things, that the directors breached their fiduciary duties in approving the proposed merger. The plaintiff seeks, among other things, a declaration that the directors breached their fiduciary duties and injunctive relief preventing the proposed merger. In December 2006, the plaintiff sought to transfer the case to the Circuit Court for Davidson County, Tennessee and to consolidate it with the pending In Re: Caremark Rx, Inc. Stock Option Litigation, as described below. The defendants opposed the proposed transfer and consolidation. On January 12, 2007, the Circuit Court denied the proposed transfer and consolidation.

In December 2006, Laurence M. Silverstein filed a purported class action lawsuit purportedly on behalf of Caremark stockholders relating to the proposed merger between Caremark and CVS in the United States District Court for the Middle District of Tennessee. The suit is brought against Caremark, its directors, CVS, and CVS’ chief executive officer. The complaint alleges, among other things, that the Caremark directors breached their fiduciary duties by entering into the proposed merger with CVS and that the CVS defendants aided and abetted such breaches of duty. The plaintiff seeks, among other things, preliminary and permanent injunctive relief to prevent the proposed merger, to direct the defendants to obtain a transaction that is in the best interests of Caremark, and to impose a constructive trust upon any benefits improperly received by the defendants. In January 2007, the plaintiff filed an amended class action complaint and moved for expedited discovery and preliminary injunctive relief. The amended class action complaint adds allegations that the joint proxy statement/prospectus filed on December 19, 2006 omits certain material information. On January 8, 2007, the court stayed the lawsuit. On January 10, 2007, the plaintiff moved to vacate the stay order. On January 19, 2007, that motion was denied.

The Louisiana Municipal Police Employees’ Retirement System also filed a purported class action lawsuit purportedly on behalf of Caremark stockholders in the Delaware Court of Chancery against Caremark’s directors and CVS. The complaint alleges, among other things, that the directors breached their fiduciary duties by entering into the proposed merger with CVS. The complaint also alleges that the joint proxy statement/prospectus filed on December 19, 2006 omits certain material information. The plaintiff seeks, among other things, preliminary and permanent injunctive relief to prevent the proposed merger. The lawsuit was amended in January 2007 to add the R.W. Grand Lodge of Free & Accepted Masons of Pennsylvania as a plaintiff and to add Caremark Rx, Inc. as a defendant. On February 12, 2007, Caremark filed a Form 8-K containing supplemental disclosures concerning the proposed merger between Caremark and CVS. That same day, plaintiffs moved to delay the Caremark shareholder meeting, then scheduled for February 20, 2007. On February 13, 2007, the court enjoined any shareholder vote concerning a merger between Caremark and any other party until at least March 9, 2007 in order to afford time for shareholders to fully consider the Caremark supplemental disclosures. A hearing on the plaintiffs’ request for preliminary injunctive relief was held on February 16, 2007. On February 23, 2007, the Court denied plaintiffs’ motion for a preliminary injunction enjoining the planned merger between CVS and Caremark, but delayed the Caremark shareholder vote on the CVS merger until twenty days after Caremark makes supplemental disclosures regarding Caremark shareholders’ right to seek appraisal and the structure of fees to be paid by Caremark to its financial advisors. The supplemental disclosures were mailed to Caremark shareholders on February 24, 2007.

In January 2007, Express Scripts and Skadden, Arps, Slate, Meagher & Flom LLP (“Skadden”), filed a lawsuit in the Delaware Court of Chancery against Caremark, its directors, CVS, and AdvancePCS. The complaint alleges, among other things, that the directors breached their fiduciary duties by entering into the proposed transaction with CVS. The plaintiffs seek, among other things, declaratory relief and preliminary and permanent injunctive relief to prevent the proposed merger. The plaintiffs also seek declaratory relief holding that Skadden’s representation of Express Scripts does not violate Skadden’s professional, ethical, or contractual obligations. This lawsuit is proceeding on a coordinated basis with the earlier filed lawsuit in the Delaware Court of Chancery as described in the preceding paragraph.

In January 2007, Pirelli Armstrong Tire Corporation Retiree Medical Benefits Trust filed a shareholder derivative action in United States District Court for the Middle District of Tennessee on behalf of Caremark against the Caremark board of directors and CVS. The complaint alleges that the defendants disseminated misleading proxy materials and seeks preliminary and permanent injunctive relief. In particular, plaintiff seeks to enjoin the Caremark shareholder vote on the proposed merger until such time as defendants’ failure to disclose material information is remedied, and all material information regarding the proposed transaction is made available to Caremark’s shareholders. On January 24, 2007, plaintiff filed motions for a preliminary injunction and for expedited discovery. On January 30, 2007, that motion was denied and the case was stayed pending the outcome of the Delaware litigation.

In addition to these recently filed lawsuits, a second amended shareholder derivative and class action complaint purportedly on behalf of Caremark stockholders was filed in November 2006 by the plaintiffs in the pending In Re: Caremark Rx, Inc. Stock Option Litigation in the Circuit Court for Davidson County, Tennessee. The purported second amended complaint includes purported class action allegations challenging the proposed merger and adds CVS as a defendant. Among other things, the second amended complaint alleges that the Caremark directors approved the merger agreement to avoid personal liability in the pending derivative litigation relating to the alleged backdating of stock options. The second amended complaint also alleges that CVS aided and abetted the alleged wrongdoing by the directors of Caremark. The plaintiffs seek, among other things, a declaration that the directors breached their fiduciary duties, injunctive relief preventing the defendants from completing the proposed merger, imposition of a constructive trust upon any illegal profits received by the defendants, and punitive damages. In December 2006, the plaintiffs moved for leave to file a third amended shareholder derivative and class action complaint and moved for expedited discovery. In January 2007, the defendants opposed the addition of merger-related claims and expedited discovery. On January 12, 2007, the court ruled that the plaintiffs will be permitted to file an amended complaint addressing only their alleged stock options claims and will not be permitted to seek relief with respect to the proposed merger.

In November 2006, the plaintiffs in the pending In Re: Caremark Rx, Inc. Derivative Litigation in the United States District Court for the Middle District of Tennessee moved for leave to file a first amended shareholder derivative and class action complaint to add class action allegations challenging the proposed merger. Among other things, the proposed first amended complaint alleges that the Caremark directors approved the merger agreement to avoid personal liability in the pending derivative litigation relating to the alleged backdating of stock options. In the proposed first amended complaint, the plaintiffs seek, among other things, a declaration that the proposed merger is unfair to the plaintiffs, injunctive relief preventing the defendants from completing the proposed merger, and imposition of a constructive trust upon any illegal profits received by the defendants. The plaintiffs’ motion for leave to amend, which is opposed, is pending.

We have been informed by Caremark that it believes the allegations made in these stockholder lawsuits lack merit and intends to defend them vigorously. CVS believes the allegations pertaining to CVS in the stockholder lawsuits are void of merit and intends to defend them vigorously. The foregoing is not a comprehensive listing and there can be no assurance that we have correctly identified and appropriately assessed all factors affecting the business. As such, we refer you to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which includes our “Cautionary Statement Concerning Forward-Looking Statements” at the end of such section, on pages 26 through 27 of our Annual Report to Stockholders for the fiscal year ended December 30, 2006, which is incorporated by reference herein.

Item 1B.         Unresolved Staff Comments

No events have occurred which would require disclosure under this Item.

Item 2.            Properties

We lease most of our stores under long-term leases that vary as to rental amounts, expiration dates, renewal options and other rental provisions. For additional information on the amount of our rental obligations for our leases, we refer you to the Note “Leases” on page 40 in our Annual Report to Stockholders for the fiscal year ended December 30, 2006.

As of December 30, 2006, we owned approximately 6% of our 6,202 retail and specialty pharmacy drugstores. Net selling space for our retail and specialty pharmacy drugstores increased 23.3% to 55.5 million square feet as of December 30, 2006 compared to 45.0 million square feet as of December 31, 2005. More than half of our store base was opened or significantly remodeled within the last five years.

We own 6 distribution centers located in Alabama, California, Rhode Island, South Carolina, Tennessee and Texas and lease 8 additional facilities located in Florida, Indiana, New Jersey, Michigan, Pennsylvania, Texas and Virginia. The 14 distribution centers total approximately 9,700,000 square feet as of December 30, 2006. During 2006, we opened our Vero Beach, Florida facility, which utilizes state of the art storage and retrieval systems.

We own our corporate headquarters building located in Woonsocket, Rhode Island, which contains approximately 568,000 square feet. We lease approximately 135,000 square feet of additional office space in Rhode Island. We also lease approximately 135,000 square feet in three mail order service facilities located in Florida, Pennsylvania, and Ohio. In addition, we own one mail order facility located in Pennsylvania, which contains approximately 80,000 square feet.

In connection with certain business dispositions completed between 1991 and 1997, we continue to guarantee lease obligations for approximately 240 former stores. We are indemnified for these guarantee obligations by the respective purchasers. These guarantees generally remain in effect for the initial lease term and any extension thereof pursuant to a renewal option provided for in the lease prior to the time of the disposition. For additional information, we refer you to the Note “Commitments & Contingencies” on page 46 in our Annual Report to Stockholders for the fiscal year ended December 30, 2006.

Management believes that its owned and leased facilities are suitable and adequate to meet the Company’s anticipated needs. At the end of the existing lease terms, management believes the leases can be renewed or replaced by alternate space.

Following is a breakdown by state of our 6,202 retail and specialty pharmacy store locations as of December 30, 2006:

	Specialty Stores	Retail Stores	Total
Alabama	1	144	145
Arizona	1	119	120
California	7	366	373
Colorado	1	—	1
Connecticut	—	131	131
Delaware	—	2	2
District of Columbia	1	50	51
Florida	4	664	668
Georgia	1	275	276
Hawaii	1	—	1
Iowa	—	10	10
Illinois	1	223	224
Indiana	—	274	274
Kansas	1	27	28
Kentucky	—	56	56
Louisiana	—	85	85
Maine	—	17	17
Maryland	—	169	169
Massachusetts	16	313	329
Michigan	1	233	234
Minnesota	1	24	25
Mississippi	1	28	29
Missouri	1	46	47
Montana	—	8	8
Nebraska	—	4	4
Nevada	—	61	61
New Hampshire	—	27	27
New Jersey	—	246	246
New Mexico	—	2	2
New York	3	424	427
North Carolina	1	280	281
North Dakota	—	6	6
Ohio	—	310	310
Oklahoma	—	33	33
Oregon	1	—	1
Pennsylvania	1	362	363
Rhode Island	1	53	54
South Carolina	1	176	177
Tennessee	1	124	125
Texas	4	472	476
Vermont	—	2	2
Virginia	—	232	232
West Virginia	—	48	48
Wisconsin	—	24	24
	52	6,150	6,202

Item 3.              Legal Proceedings

(1)           As previously disclosed, the Rhode Island Attorney General’s Office, the Rhode Island Ethics Commission, and the United States Attorney’s Office for the District of Rhode Island have been investigating the business relationships between certain former members of the Rhode Island General Assembly and various Rhode Island companies, including Roger Williams Medical Center, Blue Cross & Blue Shield of Rhode Island and CVS. In connection with the investigation of these business relationships, a former state senator was criminally charged by federal and state authorities, and pled guilty to federal and state charges. In January 2007, two CVS employees on administrative leave from the Company were indicted on federal charges relating to their involvement in entering into a $12,000 per year consulting agreement with the former state senator seven years ago. The indictment alleges that the two CVS employees concealed the true nature of the Company’s relationship with the former state senator from other Company officials and others. CVS will continue to cooperate fully in this investigation, the timing and outcome of which cannot be predicted with certainty at this time.

(2)           As previously disclosed, the United States Department of Justice and several state attorneys general are investigating whether any civil or criminal violations resulted from certain practices engaged in by CVS and others in the pharmacy industry with regard to dispensing one of two different dosage forms of a generic drug under circumstances in which some state Medicaid programs at various times reimbursed one dosage form at a different rate from the other. The Company is in discussions with various governmental agencies involved to resolve this matter on a civil basis and without any admission or finding of any violation.

(3)           As previously disclosed, the enforcement staff of the U.S. Securities and Exchange Commission (the “SEC”) has commenced an inquiry into matters related to the accounting for a transaction that occurred in 2000 (the “2000 Transaction”). Pursuant to the 2000 Transaction, the Company (i) made accounting entries reflecting the conveyance of certain excess plush toy collectible inventory to a third party; (ii) received a total of $42.5 million in barter credits; and (iii) made a cash payment of $12.5 million to the same third party.

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

Over time, CVS has produced a large number of documents and other information requested by the SEC staff and has made a number of witnesses available for formal testimony. There are currently no outstanding requests for further documents or testimony from CVS.

We cannot predict the outcome or timing of the SEC inquiry, or of any related proceedings, although we do not believe that any of the above matters in (3) will have any material effect on the Company’s results of operations or financial condition.

(4)           On November 1, 2006, CVS and Caremark Rx, Inc. announced that they have entered into a definitive merger agreement. Several actions relating to the proposed merger are now pending, some of which name CVS as a defendant.

In December 2006, Laurence M. Silverstein filed a purported class action lawsuit purportedly on behalf of Caremark stockholders relating to the proposed merger between Caremark and CVS in the United States District Court for the Middle District of Tennessee. The suit is brought against Caremark, its directors, CVS, and CVS’ chief executive officer. The complaint alleges, among other things, that the Caremark directors breached their fiduciary duties by entering into the proposed merger with CVS and that the CVS defendants aided and abetted such breaches of duty. The plaintiff seeks, among other things, preliminary and permanent injunctive relief to prevent the proposed merger, to direct the defendants to obtain a transaction that is in the best interests of Caremark, and to impose a constructive trust upon any benefits improperly received by the defendants. In January 2007, the plaintiff filed an amended class action complaint and moved for expedited discovery and preliminary injunctive relief. The amended class action complaint adds allegations that the joint proxy statement/prospectus filed on December 19, 2006 omits certain material information. On January 8, 2007, the court stayed the lawsuit. On January 10, 2007, the plaintiff moved to vacate the stay order. On January 19, 2007, that motion was denied.

The Louisiana Municipal Police Employees’ Retirement System also filed a purported class action lawsuit purportedly on behalf of Caremark stockholders in the Delaware Court of Chancery against Caremark’s directors and CVS. The complaint alleges, among other things, that the directors breached their fiduciary duties by entering into the proposed merger with CVS. The complaint also alleges that the joint proxy statement/prospectus filed on December 19, 2006 omits certain material information. The plaintiff seeks, among other things, preliminary and permanent injunctive relief to prevent the proposed merger. The lawsuit was amended in January 2007 to add the R.W. Grand Lodge of Free & Accepted Masons of Pennsylvania as a plaintiff and to add Caremark Rx, Inc. as a defendant. On February 12, 2007, Caremark filed a Form 8-K containing supplemental disclosures concerning the proposed merger between Caremark and CVS. That same day, plaintiffs moved to delay the Caremark shareholder meeting, then scheduled for February 20, 2007. On February 13, 2007, the court enjoined any shareholder vote concerning a merger between Caremark and any other party until at least March 9, 2007 in order to afford time for shareholders to fully consider the Caremark supplemental disclosures. A hearing on the plaintiffs’ request for preliminary injunctive relief was held on February 16, 2007. On February 23, 2007, the Court denied plaintiffs’ motion for a preliminary injunction enjoining the planned merger between CVS and Caremark, but delayed the Caremark shareholder vote on the CVS merger until twenty days after Caremark makes supplemental disclosures regarding Caremark shareholders’ right to seek appraisal and the structure of fees to be paid by Caremark to its financial advisors. The supplemental disclosures were mailed to Caremark shareholders on February 24, 2007.

In January 2007, Express Scripts and Skadden, Arps, Slate, Meagher & Flom LLP (“Skadden”), filed a lawsuit in the Delaware Court of Chancery against Caremark, its directors, CVS, and AdvancePCS. The complaint alleges, among other things, that the directors breached their fiduciary duties by entering into the proposed transaction with CVS. The plaintiffs seek, among other things, declaratory relief and preliminary and permanent injunctive relief to prevent the proposed merger. The plaintiffs also seek declaratory relief holding that Skadden’s representation of Express Scripts does not violate Skadden’s professional, ethical, or contractual obligations. This lawsuit is proceeding on a coordinated basis with the earlier filed lawsuit in the Delaware Court of Chancery as described in the preceding paragraph.

In January 2007, Pirelli Armstrong Tire Corporation Retiree Medical Benefits Trust filed a shareholder derivative action in United States District Court for the Middle District of Tennessee on behalf of Caremark against the Caremark board of directors and CVS. The complaint alleges that the defendants disseminated misleading proxy materials and seeks preliminary and permanent injunctive relief. In particular, plaintiff seeks to enjoin the Caremark shareholder vote on the proposed merger until such time as defendants’ failure to disclose material information is remedied, and all material information regarding the proposed transaction is made available to Caremark’s shareholders. On January 24, 2007, plaintiff filed motions for a preliminary injunction and for expedited discovery. On January 30, 2007, that motion was denied and the case was stayed pending the outcome of the Delaware litigation.

CVS believes the allegations pertaining to CVS in the stockholder lawsuits described in (4) are void of merit and intends to defend them vigorously.

(5)           The Company is also a party to other litigation arising in the normal course of its business, none of which is expected to be material to the Company.

Item 4.              Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 30, 2006.

Executive Officers of the Registrant

Executive Officers of the Registrant

The following sets forth the name, age and biographical information for each of our executive officers as of February 21, 2007. In each case the officer’s term of office extends to the date of the board of directors meeting following the next annual meeting of stockholders of the Company. Previous positions and responsibilities held by each of the executive officers over the past five years are indicated below:

Chris W. Bodine, age 51, Executive Vice President and President of CVS Health Services since January 2007; Executive Vice President—Merchandising and Marketing of CVS Corporation and CVS Pharmacy, Inc. from February 2002 to January 2007; Senior Vice President—Merchandising of CVS Pharmacy, Inc. from February 2000 to February 2002.

V. Michael Ferdinandi, age 56, Senior Vice President—Human Resources and Corporate Communications of CVS Corporation and CVS Pharmacy, Inc. since April 2002; Vice President—Human Resources, Organizational Development of CVS Pharmacy Inc. from April 1999 to April 2002.

Larry J. Merlo, age 51, Executive Vice President and President of CVS/pharmacy – Retail since January 2007; Executive Vice President—Stores of CVS Corporation from April 2000 to January 2007 and Executive Vice President—Stores of CVS Pharmacy, Inc. from March 1998 to January 2007.

Paula A. Price, age 45, Senior Vice President and Controller of CVS Corporation and CVS Pharmacy, Inc. since July 2006; Senior Vice President and Chief Financial Officer for the Institutional Trust Services division of JPMorgan Chase & Co. from 2003 to 2005; Managing Director and Head of Corporate Strategy and Business Development of JPMorgan Chase from 2002 to 2003.

David B. Rickard, age 60, Executive Vice President, Chief Financial Officer and Chief Administrative Officer of CVS Corporation and CVS Pharmacy, Inc. since September 1999; director of Harris Corporation.

Thomas M. Ryan, age 54, President and Chief Executive Officer of CVS Corporation since May 1998 and Chairman of CVS Corporation since April 1999; also President and CEO of CVS Pharmacy, Inc. since 1994; director of Bank of America Corporation, and Yum! Brands, Inc.

Douglas A. Sgarro, age 47, Executive Vice President—Strategy and Chief Legal Officer of CVS Corporation and CVS Pharmacy, Inc. since March 2004 and President of CVS Realty Co., a real estate development company and a division of CVS Pharmacy, Inc., since October 1999; Senior Vice President and Chief Legal Officer of CVS Corporation from April 2000 to March 2004.

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

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2006	High	$30.98	$31.89	$36.14	$32.26	$36.14
	Low	26.06	27.51	29.85	27.09	26.06
	Cash dividends per common share	0.03875	0.03875	0.03875	0.03875	0.15500

2005:	High	$26.89	$29.68	$31.60	$29.30	$31.60
	Low	22.02	25.02	27.67	23.89	22.02
	Cash dividends per common share	0.03625	0.03625	0.03625	0.03625	0.14500

CVS has paid cash dividends every quarter since becoming a public company. In January 2007, the Board of Directors authorized a 26% increase in the common stock dividend to $0.04875 per share for the first quarter of 2007 ($0.1950 per share on an annual basis). Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors. On May 12, 2005, CVS Corporation’s Board of Directors authorized a two-for-one common stock split, which was effected in the form of a dividend by the issuance of one additional share of common stock for each share of common stock outstanding. These shares were distributed on June 6, 2005 to shareholders of record as of May 23, 2005. All share and per share amounts were restated to reflect the effect of the stock split. As of February 21, 2007, there were approximately 12,314 registered shareholders according to the records maintained by our transfer agent.

Item 6.    Selected Financial Data

The selected consolidated financial data of CVS Corporation as of and for the periods indicated in the five-year period ended December 30, 2006 have been derived from the consolidated financial statements of CVS Corporation, which have been audited by KPMG LLP. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and the audit report of KPMG LLP, which are incorporated elsewhere herein.

In millions, except per share amounts	2006 (52 weeks)	2005 (52 weeks)	2004 (52 weeks)	2003 (53 weeks)	2002 (52 weeks)
Statement of operations data:
Net revenues	$43,813.8	$37,006.2	$30,594.3	$26,588.0	$24,181.5
Gross profit	11,939.0	9,901.2	8,031.2	6,863.0	6,068.8
Selling, general and administrative Expenses(1)(2)	8,764.1	7,292.6	6,079.7	5,097.7	4,552.3
Depreciation and amortization(2)	733.3	589.1	496.8	341.7	310.3
Total operating expenses	9,497.4	7,881.7	6,576.5	5,439.4	4,862.6
Operating profit(3)	2,441.6	2,019.5	1,454.7	1,423.6	1,206.2
Interest expense, net	215.8	110.5	58.3	48.1	50.4
Income tax provision(4)	856.9	684.3	477.6	528.2	439.2
Net earnings(5)	$1,368.9	$1,224.7	$918.8	$847.3	$716.6

Per common share data:
Net earnings:(5)
Basic	$1.65	$1.49	$1.13	$1.06	$0.89
Diluted	1.60	1.45	1.10	1.03	0.88
Cash dividends per common share	0.1550	0.1450	0.1325	0.1150	0.1150

Balance sheet and other data:
Total assets	$20,569.8	$15,283.4	$14,546.8	$10,543.1	$9,645.3
Long-term debt(less current portion)	2,870.4	1,594.1	1,925.9	753.1	1,076.3
Total shareholders’ equity	9,917.6	8,331.2	6,987.2	6,021.8	5,197.0
Number of stores (at end of period)	6,202	5,471	5,375	4,179	4,087

(1)   As a result of the Company adopting Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatement when Quantifying Misstatements in Current Year Financial Statement” (“SAB 108”), the Company recorded adjustments for immaterial misstatements which collectively reduced total selling, general and administrative expenses by $40.2 million ($24.7 million after-tax).

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

(3)   Operating profit includes the pre-tax effect of the adjustment discussed in Note (1) above and, $65.9 million ($40.5 million after-tax) charge relating to conforming the Company’s accounting for operating leases and leasehold improvements, that occurred in 2004.

(4)   Income tax provision includes the effect of the following: (i) in 2005, a $52.6 million reversal of previously recorded tax reserves through the tax provision principally based on resolving certain state tax matters, and (ii) in 2004, a $60.0 million reversal of previously recorded tax reserves through the tax provision principally based on finalizing certain tax return years and on a 2004 court decision relevant to the industry.

(5)   Net earnings and net earnings per common share include the after-tax effect of the charges and gains discussed in Notes (1), (2), (3), and (4) above.

Item 7.  —  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We refer you to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which includes our “Cautionary Statement Concerning Forward-Looking Statements” at the end of such section, on pages 18 through 27 of our Annual Report to Stockholders for the fiscal year ended December 30, 2006, which is incorporated by reference herein.

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

In consideration of the execution of the share repurchase upon consummation of the merger with Caremark, the Company expects to enter into a $1.25 billion, five-year unsecured back-up credit facility. In addition the Company anticipates entering into a facility, which will act as a bridge facility, with a value of $5.0 billion. The Company expects the bridge facility will terminate upon the placement of longer-term financing.

As of December 30, 2006, the Company had no derivative financial instruments or derivative commodity instruments in place and believes that its exposure to market risk associated with other financial instruments, principally interest rate risk inherent in its debt portfolio, is not material.

Item 8.        Financial Statements and Supplementary Data

We refer you to the “Consolidated Statements of Operations,” “Consolidated Balance Sheets,” “Consolidated Statements of Shareholders’ Equity,” “Consolidated Statements of Cash Flows,” and “Notes to Consolidated Financial Statements,” on pages 30 through 50, and “Report of Independent Registered Public Accounting Firm” on page 52, of our Annual Report to Stockholders for the fiscal year ended December 30, 2006, which are incorporated by reference herein.

Item 9.                       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No events have occurred which would require disclosure under this Item.

Item 9A.       Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of December 30, 2006, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Internal control over financial reporting: We refer you to “Management’s Report on Internal Control Over Financial Reporting” on page 28 and “Report of Independent Registered Public Accounting Firm” on page 29 of our Annual Report to Stockholders for the fiscal year ended December 30, 2006, which are incorporated by reference herein, for Management’s report on the Registrant’s internal control over financial reporting and The Independent Registered Public Accounting Firm’s report with respect to Management’s assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting.

Changes in internal control over financial reporting: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that occurred during the fourth quarter ended December 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.       Other Information

No events have occurred during the fourth quarter that would require disclosure under this item.

PART III

Item 10.  —  Directors and Executive Officers of the Registrant

We refer you to our Proxy Statement for the 2007 Annual Meeting of Stockholders under the captions “Committees of the Board,” “Code of Conduct,” “Director Nominations,” “Audit Committee Report,” “Biographies of our Board Nominees,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which are incorporated by reference herein. Biographical information on our executive officers is contained in Part I of this Annual Report on Form 10-K.

Prior to the effective time of the merger, CVS and Caremark will determine the size of the CVS/Caremark board of directors. At the effective time of the merger, the CVS/Caremark board of directors will consist of an equal number of directors designated by each of us and Caremark. The CVS/Caremark board of directors will have, at the effective time of the merger, an audit committee, a management planning and development committee, a nominating and corporate governance committee and an executive committee. At the effective time of the merger, the chairman of the audit committee will be designated by former Caremark directors that are members of the CVS/Caremark board of directors and the chairman of each of the management, planning and development committee and nominating and corporate governance committee will be designated by former CVS directors that are members of the CVS/Caremark board of directors. At the effective time of the merger, the executive committee will consist of four members: E. Mac Crawford, Thomas M. Ryan, one member appointed by the former CVS directors and one member appointed by the former Caremark directors.

As of the effective time of the merger, E. Mac Crawford will be the chairman of the CVS/Caremark board of directors and
Thomas M. Ryan will be the chief executive officer of CVS/Caremark and a director. In addition, as of the effective time of the merger, senior management will also include Howard A. McLure as president of our pharmacy services business.

Item 11.  —  Executive Compensation

We refer you to our Proxy Statement for the 2007 Annual Meeting of Stockholders under the captions “Executive Compensation and Related Matters,” including “Compensation Discussion & Analysis,” “Management Planning and Development Committee Report,” and “Certain Executive Arrangements,” which are incorporated by reference herein.

Stock Performance Graph

The following graph shows changes over the past five-year period in the value of $100 invested in: (1) our common stock; (2) S&P 500 Index; (3) S&P 500 Food & Staples Retail Group Index, which currently includes 9 retail companies.

CVS Corporation
Comparison of Cumulative Total Return to Shareholders
December 31, 2001 to December 31, 2006

							Compound	Compound	Compound
	Year End						Annual	Annual	Annual
	2001	2002	2003	2004	2005	2006	Return Rate	Return Rate	Return Rate
							(1 Year)	(3 Year)	(5 Year)
CVS Corporation	$100	$85	$124	$156	$184	$216	17.4%	20.3%	16.7%
S&P 500 (1)	$100	$78	$100	$111	$117	$135	15.4%	10.5%	6.2%
S&P 500 Food & Staples Retail Group Index (2)	$100	$82	$81	$84	$81	$86	6.2%	2.0%	-3.0%

(1) Index includes CVS

(2) Index currently includes Costco, CVS, Kroger, Safeway, Supervalu, Sysco, Wal-Mart, Walgreen, and Whole Foods

The year-end values of each investment shown in the preceding graph are based on share price appreciation plus dividends, with the dividends reinvested as of the last business day of the month during which such dividends were ex-dividend. The calculations exclude trading commissions and taxes. Total stockholder returns from each investment, whether measured in dollars or percentages, can be calculated from the year-end investment values shown beneath the graph.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We refer you to our Proxy Statement for the 2007 Annual Meeting of Stockholders under the captions “Share Ownership of Directors and Certain Executive Officers,” “Share Ownership of Principal Stockholders” and “Item 4: Adoption of 2007 Incentive Plan,” which is incorporated by reference herein, for information concerning security ownership of certain beneficial owners and management and related stockholder matters.

Item 13.         Certain Relationships and Related Transactions

We refer you to our Proxy Statement for the 2007 Annual Meeting of Stockholders under the caption “Certain Transactions with Directors and Officers,” which is incorporated by reference herein.

Item 14.         Principal Accountant Fees and Services

We refer you to our Proxy Statement for the 2007 Annual Meeting of Stockholders under the caption “Item 2: Ratification of Appointment of Independent Registered Public Accounting Firm,” which is incorporated by reference herein.

PART IV

Item 15.         Exhibits, Financial Statement Schedules

A.    Documents filed as part of this report:

1.     Financial Statements:

The following financial statements are incorporated by reference from pages 18 through 50 and page 52 of our Annual Report to Stockholders for the fiscal year ended December 30, 2006, as provided in Item 8 hereof:

Consolidated Statements of Operations for the fiscal years ended December 30, 2006,
December 31, 2005 and January 1, 2005	30
Consolidated Balance Sheets as of December 30, 2006 and December 31, 2005	31
Consolidated Statements of Shareholders’ Equity for the fiscal years ended December 30, 2006,
December 31, 2005 and January 1, 2005	32
Consolidated Statements of Cash Flows for the fiscal years ended December 30, 2006,
December 31, 2005 and January 1, 2005	33
Notes to Consolidated Financial Statements	34 – 50
Report of Independent Registered Public Accounting Firm	52

2.     Financial Statement Schedules

The following financial statement schedule is filed on page 32 of this report: Schedule II — Valuation and Qualifying Accounts. All other financial statement schedules are omitted because they are not applicable or the information is included in the financial statements or related notes.

B.    Exhibits

Exhibits marked with an asterisk (*) are hereby incorporated by reference to exhibits or appendices previously filed by the Registrant as indicated in brackets following the description of the exhibit.

Exhibit	Description
1.1*

Underwriting Agreement dated August 10, 2006 among the Registrant and Lehman Brothers Inc., Banc of America Securities LLC, BNY Capital Markets, Inc. and Wachovia Capital Markets, LLC, as representatives of the Underwriters [incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K dated August 10, 2006].

2.1*

Agreement and Plan of Merger dated as of November 1, 2006 among, the Registrant, Caremark Rx. Inc. and Twain MergerSub Corp. [incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement No. 333-139470 on Form S-4 filed December 19, 2006].

2.2*

Amendment No. 1 dated as of January 16 2007 to the Agreement and Plan of Merger dated as of November 1, 2006 among the Registrant, Caremark Rx, Inc. and Twain Merger Sub Corp. [incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement No. 333-139470 on Form S-4/A filed January 16, 2007].

2.3*

Waiver Agreement dated as of January 16, 2007 between the Registrant and Caremark Rx, Inc. with respect to the Agreement and Plan Merger dates as of November 1, 2006 by and between Registrant and Caremark Rx, Inc [incorporated by reference to Exhibit 2.3 to the Registrant’s Registration Statement No. 333-139470 on Form S-4/A filed January 16, 2007].

2.4*

Amendment to Waiver Agreement, dated as of February 13, 2007, between Registrant and Caremark RX, Inc. [incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated February 12, 2007].

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

3.2*	By-laws of the Registrant, as amended and restated [incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated February 2, 2007].
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
4.2*

Senior Indenture dated August 15, 2006 between the Registrant, as issuer, and The Bank of New York Trust Company, N.A., as trustee, including form of debt security [incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 10, 2006].

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

10.5*

Agreement and Plan of Merger dated as of February 6, 1997, as amended as of March 19, 1997, among the Registrant, Revco D.S., Inc. and North Acquisition Corp. [incorporated by reference to Annex A to the Registrant’s Registration Statement No. 333-24163 on Form S-4 filed March 28, 1997].

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

10.11*	Supplemental Retirement Plan for Select Senior Management of Melville Corporation II as

amended through July 1995 [incorporated by reference to Exhibit 10(iii)(A)(viii) to Melville’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995].
10.12*

Income Continuation Policy for Select Senior Executives of Melville Corporation as amended through May 12, 1988 [incorporated by reference to Exhibit 10 (viii) to Melville’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994].

10.13*

CVS Corporation 1996 Directors Stock Plan, as amended and restated November 5, 2002 [incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002].

10.14*

Form of Employment Agreements between the Registrant and the Registrant’s executive officers [incorporated by reference to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996].

10.15*	Deferred Stock Compensation Plan [incorporated by reference to Exhibit 10(iii)(A)(xi) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997].
10.16*	1997 Incentive Compensation Plan as amended [incorporated by reference to Exhibit D of the Registrant’s Definitive Proxy Statement filed March 26, 2004].
10.17*	Deferred Compensation Plan [incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 27, 1998].
10.18*	Partnership Equity Program [incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 27, 1998].
10.19*

Form of Collateral Assignment and Executive Life Insurance Agreement between Registrant and the Registrant’s executive officers [incorporated by reference to Exhibit 10.11(xv) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998].

10.20*	Description of the Long-Term Performance Share Plan [incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000].
10.21*	1999 Employee Stock Purchase Plan [incorporated by reference to Exhibit 99.A of the Registrant’s Definitive Proxy Statement filed March 4, 1999].
10.22*	Description of the Executive Retention Program [incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000].
10.23*

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

10.24*

Asset Purchase Agreement dated as of April 4, 2004 among CVS, CVS Pharmacy, J.C. Penney, Eckerd and other Sellers listed therein [incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 4, 2004].

10.25*

Form of Non-Qualified Stock Option Agreements between the Registrant and the selected employees of the Registrant [incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated January 5, 2005].

10.26*

Form of Restricted Stock Unit Agreement between the Registrant and the selected employees of the Registrant [incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated January 5, 2005].

10.27*

Form of Replacement Restricted Stock Unit Agreement between the Registrant and the selected employees of the Registrant [incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K dated January 5, 2005].

10.28*

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

10.29*

Employment Agreement dated as of December 4, 1996 between the Registrant and the Registrant’s President and Chief Executive Officer [incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2005].

10.30*

Retention Agreement dated as of August 5, 2005 between the Registrant and the Registrant’s President and Chief Executive Officer [incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2005].

10.31*

Form of Restricted Stock Unit Agreement between the Registrant and the Registrant’s President and Chief Executive Officer [incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2005].

10.32*

Asset Purchase Agreement dated as of January 22, 2006 between the Registrant and Albertson’s Inc., Supervalu Inc., New Aloha Corporation and the sellers listed on Annex A thereto [incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 22, 2006].

10.33*

Amendment dated as of June 2, 2006 to the Asset Purchase Agreement dated as of January 22, 2006 among CVS, CVS Pharmacy, Albertson’s, SUPERVALU, INC., New Aloha Corporation, and the Sellers listed on Annex A thereto. [incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 2, 2006].

10.34*

364-day Credit Agreement dated as of May 12, 2006 by and among the Registrant, the lenders party thereto, Bank of America, N.A. and Wachovia Bank, National Association, as Co-Syndication Agents, and The Bank of New York, as Administrative Agent [incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated June 2, 2006].

10.35*

Five Year Credit Agreement dated as of May 12, 2006 by and among the Registrant, the lenders party thereto, Bank of America, N.A., Lehman Brothers Inc. and Wachovia Bank, National Association, as Co-Syndication Agents, Keybank National Association , as Documentation Agent, and The Bank of New York, as Administrative Agent [incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated June 2, 2006].

10.36*

Bridge Credit Agreement dated as of May 24, 2006 by and among the Registrant, the lenders party thereto and Lehman Commercial Paper Inc., as Administrative Agent [incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated June 2, 2006].

10.37*

Employment Agreement dated as of September 1, 1999 between the Registrant and the Registrant’s Executive Vice President, Chief Financial Officer and Chief Accounting Officer [incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 21, 2006].

10.38*

Amendment dated as of December 19, 2006 to the Employment Agreement dated as of September 1, 1999 between the Registrant and the Registrant’s Executive Vice President, Chief Financial Officer and Chief Accounting Officer [incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 21, 2006].

10.39	Employment Agreement dated as of December 20, 2001 between Registrant and the Registrant’s Executive Vice President and President of CVS Health Services.
10.40	Amendment dated as of December 20, 2006 to the Employment Agreement dated as of December 20, 2001 between the Registrant and the Registrant’s Executive Vice President and President of Health Services.
10.41	Employment Agreement dated as of December 4, 1996 between the Registrant and the Registrant’s Executive Vice President and President of CVS/pharmacy - Retail.
10.42

Amendment dated as of December 20, 2006 to the Employment Agreement dated as of December 4, 1996 between the Registrant and the Registrant’s Executive Vice President and President of CVS/pharmacy – Retail.

10.43	Amendment dated as of December 19, 2006 to the Employment Agreement dated as of December 4, 1998 between the Registrant and the Registrant’s President and Chief Executive Officer.
10.44	Employment Agreement dated as of October 10, 1997 between the Registrant and the Registrant’s Executive Vice President - Strategy and Chief Legal Officer.

10.45

Amendment dated as of December 20, 2006 to the Employment Agreement dated as of October 10, 1997 between the Registrant and the Registrant’s Executive Vice President – Strategy and Chief Legal Officer.

13	Portions of the 2006 Annual Report to Stockholders of CVS Corporation, which are specifically designated in this Form 10-K as being incorporated by reference.
21	Subsidiaries of the Registrant
23	Consent of KPMG LLP.
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

CVS Corporation:

Under date of February 27, 2007 we reported on the consolidated balance sheets of CVS Corporation and subsidiaries as of
December 30, 2006 and December 31, 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for the fifty-two week periods ended December 30, 2006, December 31, 2005 and January 1, 2005. Such report includes an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, effective January 1, 2006. These consolidated financial statements and our report thereon are incorporated by reference in the December 30, 2006 Annual Report on Form 10-K of CVS Corporation.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

KPMG LLP

Providence, Rhode Island

February 27, 2007

Schedule II — Valuation and Qualifying Accounts

	Balance at	Additions	Write-offs	Balance
	Beginning of	Charged to Bad	Charged to	at
In millions	Year	Debt Expense	Allowance	End of Year

Accounts Receivable — Allowance for Doubtful Accounts:

Fiscal Year Ended December 30, 2006	$53.2	$83.8	$63.6	$73.4

Fiscal Year Ended December 31, 2005	57.3	49.3	53.4	53.2

Fiscal Year Ended January 1, 2005	58.4	45.1	46.2	57.3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CVS CORPORATION

Date: February 27, 2007	By:	/s/ David B. Rickard
David B. Rickard
Executive Vice President, Chief Financial Officer and
Chief Administrative Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ David. W. Dorman	Director	February 27, 2007
David W. Dorman

/s/ Thomas P. Gerrity	Director	February 27, 2007
Thomas P. Gerrity

/s/ Marian L. Heard	Director	February 27, 2007
Marian L. Heard

/s/ William H. Joyce	Director	February 27, 2007
William H. Joyce

/s/ Terrence Murray	Director	February 27, 2007
Terrence Murray

/s/ Paula A. Price	Senior Vice President – Finance and Controller	February 27, 2007
Paula A. Price	(Principal Accounting Officer)

/s/ David B. Rickard	Executive Vice President, Chief Financial Officer and	February 27, 2007
David B. Rickard	Chief Administrative Officer
(Principal Financial Officer)

/s/ Sheli Z. Rosenberg	Director	February 27, 2007
Sheli Z. Rosenberg

/s/ Thomas M. Ryan	Chairman of the Board, President and	February 27, 2007
Thomas M. Ryan	Chief Executive Officer (Principal Executive Officer)

/s/ Richard J. Swift	Director	February 27, 2007
Richard J. Swift

/s/ Alfred J. Verrecchia	Director	February 27, 2007
Alfred J. Verrecchia