Form 10-Q
period 2007-03-31
CVS/CAREMARK CORP
filed 2007-05-08
CIK 64803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2007

Commission File Number 001-01011

CVS/CAREMARK CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	05-0494040
(State of Incorporation)	(I.R.S. Employer Identification Number)

One CVS Drive, Woonsocket, Rhode Island 02895

(Address of principal executive offices)

Telephone: (401) 765-1500

CVS Corporation

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, $0.01 par value, issued and outstanding at May 2, 2007:

1,564,130,000 shares

Part I	Item 1

CVS/Caremark Corporation

(formerly CVS Corporation)

Consolidated Condensed Statements of Operations

(Unaudited – See accompanying review report of KPMG LLP)

	13 Weeks Ended
In millions, except per share amounts	March 31, 2007	April 1, 2006
Net revenues	$13,184.6	$9,979.2
Cost of revenues (excluding depreciation and amortization)	9,835.4	7,330.2

Gross profit	3,349.2	2,649.0
Selling, general and administrative expenses	2,403.9	1,933.1
Depreciation and amortization	208.8	155.4

Total operating expenses	2,612.7	2,088.5

Operating profit	736.5	560.5
Interest expense, net	63.9	21.1

Earnings before income tax provision	672.6	539.4
Income tax provision	263.7	209.8

Net earnings	408.9	329.6
Preference dividends, net of income tax benefit	3.5	3.5

Net earnings available to common shareholders	$405.4	$326.1

Basic earnings per common share:
Net earnings	$0.45	$0.40

Weighted average basic common shares outstanding	906.1	816.8

Diluted earnings per common share:
Net earnings	$0.43	$0.39

Weighted average diluted common shares outstanding	939.8	848.5

Dividends declared per common share	$0.04875	$0.03875

See accompanying notes to consolidated condensed financial statements.

Part I	Item 1

CVS/Caremark Corporation

(formerly CVS Corporation)

Consolidated Condensed Balance Sheets

(Unaudited – See accompanying review report of KPMG LLP)

In millions, except share and per share amounts	March 31, 2007	December 30, 2006
Assets:
Cash and cash equivalents	$710.7	$530.7
Short-term investments	27.5	—
Accounts receivable, net	4,485.4	2,377.4
Inventories	7,427.1	7,108.9
Deferred income taxes	427.7	274.3
Other current assets	153.7	100.2

Total current assets	13,232.1	10,391.5
Property and equipment, net	5,675.2	5,333.6
Goodwill	28,533.2	3,195.2
Intangible assets, net	3,304.8	1,318.2
Deferred income taxes	—	90.8
Other assets	290.5	240.5

Total assets	$51,035.8	$20,569.8

Liabilities:
Accounts payable	$3,371.1	$2,701.5
Claims and discounts payable	2,568.9	162.0
Accrued expenses	2,755.9	1,950.2
Short-term debt	3,072.8	1,842.7
Current portion of long-term debt	842.6	344.3

Total current liabilities	12,611.3	7,000.7

Long-term debt	2,895.4	2,870.4
Deferred income taxes	594.2	—
Other long-term liabilities	903.5	781.1

Shareholders’ equity:
Preference stock, series one ESOP convertible, par value $1.00: authorized 50,000,000 shares; issued and outstanding 3,945,000 shares at March 31, 2007 and 3,990,000 shares at December 30, 2006	210.9	213.3
Common stock, par value $0.01: authorized 3,200,000,000 shares; issued 1,561,903,000 shares at March 31, 2007 and 847,266,000 shares at December 30, 2006	15.6	8.5
Treasury stock, at cost: 20,643,000 shares at March 31, 2007 and 21,529,000 shares at December 30, 2006	(305.2)	(314.5)
Shares held in trust, 9,224,000 shares at March 31, 2007	(301.3)	—
Guaranteed ESOP obligation	(82.1)	(82.1)
Capital surplus	26,224.3	2,198.4
Retained earnings	8,341.0	7,966.6
Accumulated other comprehensive loss	(71.8)	(72.6)

Total shareholders’ equity	34,031.4	9,917.6

Total liabilities and shareholders’ equity	$51,035.8	$20,569.8

See accompanying notes to consolidated condensed financial statements.

Part I	Item 1

CVS/Caremark Corporation

(formerly CVS Corporation)

Consolidated Condensed Statements of Cash Flows

(Unaudited – See accompanying review report of KPMG LLP)

	13 Weeks Ended
In millions	March 31, 2007	April 1, 2006
Cash flows from operating activities:
Cash receipts from revenues	$12,861.0	$9,803.8
Cash paid for inventory	(9,486.7)	(7,284.2)
Cash paid to other suppliers and employees	(2,510.0)	(2,208.4)
Interest received	7.7	2.4
Interest paid	(109.7)	(44.7)
Income taxes paid	(54.6)	(97.2)

Net cash provided by operating activities	707.7	171.7

Cash flows from investing activities:
Additions to property and equipment	(311.9)	(283.7)
Proceeds from sale-leaseback transactions	9.9	—
Acquisitions (net of cash acquired) and investments	(1,975.0)	(15.1)
Proceeds from sale or disposal of assets	13.2	4.5

Net cash used in investing activities	(2,263.8)	(294.3)

Cash flows from financing activities:
Additions to short-term debt	1,230.1	258.5
Dividends paid	(40.3)	(31.6)
Proceeds from exercise of stock options	56.9	61.4
Excess tax benefits from stock based compensation	7.7	10.5
Additions to long-term debt	500.0	—
Reductions in long-term debt	(18.3)	(302.5)

Net cash provided by (used in) financing activities	1,736.1	(3.7)

Net increase (decrease) in cash and cash equivalents	180.0	(126.3)
Cash and cash equivalents at beginning of period	530.7	513.4

Cash and cash equivalents at end of period	$710.7	$387.1

Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$408.9	$329.6
Adjustments required to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	208.8	155.4
Stock based compensation	22.3	15.5
Deferred income taxes and other non-cash items	(20.2)	22.2
Change in operating assets and liabilities, providing/(requiring) cash, net of effects from acquisitions:
Accounts receivable, net	198.9	(175.4)
Inventories	130.1	15.0
Other current assets	(20.8)	(14.5)
Other assets	10.1	(5.3)
Accounts payable and Claims and discounts payable	(188.3)	(29.8)
Accrued expenses	(47.8)	(128.1)
Other long-term liabilities	5.7	(12.9)

Net cash provided by operating activities	$707.7	$171.7

See accompanying notes to consolidated condensed financial statements.

Part I	Item 1

CVS/Caremark Corporation

(formerly CVS Corporation)

Notes to Consolidated Condensed Financial Statements

(Unaudited – See accompanying review report of KPMG LLP)

Note 1

The accompanying consolidated condensed financial statements of CVS/Caremark Corporation (formerly CVS Corporation) and its wholly-owned subsidiaries (the “Company”) have been prepared without audit, in accordance with the rules and regulations of the Securities and Exchange Commission. In accordance with such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in Exhibit 13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (the “2006 Form 10-K”).

In the opinion of management, the accompanying consolidated condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which are necessary to present a fair statement of the Company’s results for the interim periods presented. Because of the influence of various factors on the Company’s operations, including business combinations, certain holidays and other seasonal influences, net earnings for any interim period may not be comparable to the same interim period in previous years or necessarily indicative of earnings for the full fiscal year.

Note 2

The following is a summary of the Company’s significant accounting policies that were affected by the Caremark Merger (defined below). Please see the 2006 Form 10-K for a complete discussion of all of the Company’s significant accounting policies.

Part I	Item 1

CVS/Caremark Corporation

(formerly CVS Corporation)

Notes to Consolidated Condensed Financial Statements

(Unaudited – See accompanying review report of KPMG LLP)

Revenue recognition:

Retail Pharmacy Segment ~ The Company recognizes revenue from the sale of merchandise other than third party pharmacy sales at the point the merchandise is transferred to the customer. Revenue generated from the performance of services in the Company’s healthcare clinics is recognized at the time the services are performed. For third party pharmacy sales, revenue is recognized at the time the prescription is filled, which is or approximates when the customer picks up the prescription. Customer returns are not material.

Pharmacy Benefit Management Segment (the “PBM”) ~ The PBM generates revenue primarily from dispensing prescription drugs and performing related services. The PBM sells prescription drugs both directly, through its mail service pharmacies, and indirectly, through its national retail pharmacy network. The Company recognizes revenues from prescription drugs sold by its mail service pharmacies, and under national retail pharmacy network contracts where it is the principal, on a gross basis at the prescription prices (ingredient cost plus dispensing fee) negotiated with the PBM’s customers. Net revenue includes: (i) the portion of the price the customer pays directly to the PBM, net of any volume-related or other sales discounts paid back to the customer (see “Drug Discounts” below) (ii) the portion of the price paid to either the PBM (“Mail Co-payments”) or a third party pharmacy in its national retail pharmacy network (“Retail Co-payments”) by individual participants included in the customers’ benefit plans and (iii) administrative fees for national retail pharmacy network contracts where it is not the principal obligor as discussed further below.

SEC Staff Accounting Bulletins No. 101, “Revenue Recognition in Financial Statements,” and 104, “Revenue Recognition, corrected copy” (“SAB 101” and “SAB 104,” respectively) provide general criteria for the timing aspect of revenue recognition, including consideration of whether: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller’s price to the buyer is fixed or determinable and (iv) collectibility is reasonably assured. The Company has established the following revenue recognition policies, with respect to the PBM segment, in accordance with SAB 101 and SAB 104:

•

Revenues generated from prescription drugs sold by the PBM’s mail service pharmacies are recognized when the prescription is shipped. At the time of shipment, the PBM has performed substantially all of its obligations under its customer contracts and does not experience a significant level of reshipments; and

•

Revenues generated from prescription drugs sold by pharmacies in the PBM’s national retail pharmacy network and associated administrative fees are recognized at the point-of sale, when the claim is adjudicated by the PBM’s on-line claims processing system.

Part I	Item 1

CVS/Caremark Corporation

(formerly CVS Corporation)

Notes to Consolidated Condensed Financial Statements

(Unaudited – See accompanying review report of KPMG LLP)

The PBM determines whether it is the principal or agent for its national retail pharmacy network transactions under the indicators set forth in Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”), on a contract by contract basis. In the majority of its contracts, the PBM has determined it is the principal due to its: (i) being the primary obligor in the arrangement; (ii) having latitude in establishing price, changing the product or performing part of the service; (iii) having discretion in supplier selection; (iv) having involvement in the determination of product or service specifications and (vi) having credit risk. The PBM’s obligations under its customer contracts for which revenues are reported using the gross method are separate from its responsibilities to the pharmacies included in its national retail pharmacy network. The PBM is liable to pay the pharmacies in its national retail pharmacy network for products sold, regardless of whether it is paid by its customers. The PBM’s responsibilities under such customer contracts include, among others, validating eligibility and coverage levels, communicating the prescription price and the co-payments due to the retail pharmacy, identifying possible adverse drug interactions for the pharmacist to address with the physician prior to dispensing, suggesting clinically appropriate generic alternatives where applicable, and approving the prescription for dispensing. Although the PBM does not have credit risk with respect to Retail Co-payments, management believes that all of the other indicators of gross treatment are present. For those contracts that the PBM acts as an agent, the PBM records revenues using the net method.

Cost of Revenues ~ The PBM’s cost of revenues includes the cost of prescription drugs sold directly through its mail service pharmacies (including shipping and handling costs) and indirectly through its national retail pharmacy network, the operating costs of its mail service pharmacies, customer service operations and related information technology support, excluding depreciation and amortization. The cost of prescription drugs sold component of cost of revenues includes the following principal components: (i) the cost of the prescription drugs purchased from manufacturers or distributors and shipped to participants in customers’ benefit plans from the PBM’s mail service pharmacies, net of any associated volume-related or other purchase discounts (see “Drug Discounts” below) and (ii) the cost of prescription drugs sold (including Retail Co-payments) through the PBM’s national retail pharmacy network under contracts where it is the principal, net of any associated volume related or other purchase discounts.

Drug Discounts ~ The PBM deducts from its revenues any discounts paid to its customers as required by Emerging Issues Task Force Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 01-9”). The discounts that the PBM pays to its customers are determined in accordance with customer contracts and are customarily based on either fixed discount amounts per prescription for products dispensed or a percentage of amounts of manufacturer discounts received for specific products dispensed. Any related liability for discounts due to customers is included in the total for “Claims and discounts payable.”

Part I	Item 1

CVS/Caremark Corporation

(formerly CVS Corporation)

Notes to Consolidated Condensed Financial Statements

(Unaudited – See accompanying review report of KPMG LLP)

The PBM also receives various forms of purchase discounts on its products. The PBM’s contractual arrangements with various vendors, including manufacturers, wholesalers and retail pharmacies/chains, typically provide for its receiving discounts from established list prices in one, or a combination of, the following forms: (i) a direct discount at the time of purchase; (ii) a discount for prompt payment of invoices or (iii) when products are indirectly purchased from a manufacturer (e.g., through a wholesaler or retail pharmacy or chain), a discount paid subsequent to dispensing, or rebate. The PBM also receives additional discounts under its wholesale contract if it exceeds contractually defined annual purchase volumes. The rebates the PBM receives from manufacturers are recognized on a prescriptions-dispensed basis and are generally calculated on quarterly dispensed volumes. Rebates are generally billed to manufacturers within 30 days subsequent to the end of the applicable quarter. Historically, the effect of any adjustments resulting from the reconciliation of rebates recognized and recorded to amounts billed and collected has not been material to the PBM’s results of operations, and the PBM accounts for any such difference as a change in accounting estimate in the period the reconciliation is completed.

The PBM earns purchase discounts at various points in its business cycle (e.g., product purchase, vendor payment or at the time of dispensing) for products sold through its mail service pharmacies and the pharmacies in its national retail pharmacy network. Purchase discounts that the PBM earns are recorded as a reduction of “Cost of revenues” as required by Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”). In addition, the PBM receives fees from pharmaceutical manufacturers for administrative services, which include the aggregated billing of rebates and centralized contracting. These administrative fees are also recorded as a reduction of “Cost of revenues” as required by EITF 02-16.

Medicare Part D ~ The PBM began participating in the federal government’s Medicare Part D program as a prescription drug plan (“PDP”) on January 1, 2006, and its net revenue includes premiums associated with its PDP. These premiums are determined based on the PBM’s annual bid and related contractual arrangements with the Centers for Medicare and Medicaid Services (“CMS”) and are primarily comprised of a beneficiary premium, which is the responsibility of the PDP member, but is subsidized by CMS in the case of low-income members, and a direct subsidy paid by CMS. These premiums are recognized in net revenue over the period in which members are entitled to receive benefits. Premiums collected in advance are deferred.

In addition to these premiums, the PBM’s PDP net revenue also includes co-payments, deductibles and coinsurance, collectively referred to as member responsibility amounts, related to members’ prescription claims. CMS subsidizes certain components of these member responsibility amounts and pays the PBM an estimated prospective subsidy amount each month. The prospective amounts paid by CMS are recorded in “Accrued expenses” on the accompanying consolidated condensed balance sheets to the extent that they differ from amounts earned based on actual claims experience.

The PBM accounts for the CMS obligations and member responsibility amounts on a gross basis consistent with its PBM revenue recognition policies, including its application of EITF 99-19. Additionally, the PBM includes actual amounts paid by members of its PDP to the third-party pharmacies in its national retail pharmacy network in the total Retail Co-payments included in net revenue.

Part I	Item 1

CVS/Caremark Corporation

(formerly CVS Corporation)

Notes to Consolidated Condensed Financial Statements

(Unaudited – See accompanying review report of KPMG LLP)

Shares held in trust ~ As a result of the Caremark Merger, the Company maintains grantor trusts which at March 31, 2007, held approximately 9.2 million shares of its common stock. These shares are designated to be issued under the Company’s various employee compensation plans and as these shares are held by the Company, they are excluded from the Company’s computation of basic and diluted shares outstanding.

Reclassifications ~ Certain reclassifications have been made to the consolidated financial statements of prior years to conform to the current year presentation.

Note 3

Effective March 22, 2007, pursuant to the Agreement and Plan of Merger dated as of November 1, 2006, as amended (the “Merger Agreement”) Caremark was merged with and into a newly formed subsidiary of CVS Corporation, with the CVS subsidiary continuing as the surviving entity (the “Caremark Merger”). Immediately following the merger, the Company changed its name to “CVS/Caremark Corporation.” Caremark is a leading pharmacy benefits management company in the United States. Caremark’s operations include the design and administration of programs aimed at reducing the costs and improving the safety, effectiveness and convenience of prescription drug use. Caremark’s customers are primarily employers, insurance companies, unions, government employee groups, managed care organizations and other sponsors of health benefit plans and individuals throughout the United States. In addition, Caremark, through its SilverScript insurance subsidiary, is a national provider of drug benefits to eligible beneficiaries under the federal government’s Medicare Part D program. Caremark operates a national retail pharmacy network with over 60,000 participating pharmacies (including CVS/pharmacy stores), 7 mail service pharmacies, 22 specialty pharmacies and the industry’s only repackaging plant regulated by the Food & Drug Administration. The Company’s management believes CVS Corporation and Caremark are complementary companies and the merger is expected to yield benefits for employer and health plan customers through more effective cost-management solutions and innovative programs and for consumers through expanded choice, improved access and more personalized services.

Under the terms of the Merger Agreement, Caremark shareholders received 1.67 shares of common stock, par value $0.01 per share, of the Company for each share of common stock of Caremark, par value $0.001 per share, issued and outstanding immediately prior to the effective time of the merger. In addition, Caremark shareholders of record as of the close of business on the day immediately preceding the closing date of the merger received a special cash dividend of $7.50 per share. A portion of the special cash dividend was funded through a combination of proceeds from the issuance of commercial paper, available cash of Caremark and borrowings under a bridge loan facility.

The merger was accounted for using the purchase method of accounting under U.S. Generally Accepted Accounting Principles. Under the purchase method of accounting, CVS Corporation is considered the acquirer of Caremark for accounting purposes and the total purchase price will be allocated to the assets acquired and liabilities assumed from Caremark based on their fair values as of March 22, 2007. Under the purchase method of accounting, the total consideration was approximately $26.9 billion and includes amounts related to Caremark common stock ($23.3 billion), Caremark stock options ($0.6 billion), and the special cash dividend ($3.2 billion) less shares held in trust ($0.3 billion).

Part I	Item 1

CVS/Caremark Corporation

(formerly CVS Corporation)

Notes to Consolidated Condensed Financial Statements

(Unaudited – See accompanying review report of KPMG LLP)

The consideration associated with the common stock and stock options was based on the average closing price of CVS common stock for the five trading days ending February 14, 2007, which was $32.67 per share. The results of the operations of Caremark from March 22, 2007 through March 31, 2007 have been included in the Company’s consolidated condensed statement of operations for the thirteen weeks ended March 31, 2007.

THE FOLLOWING ALLOCATION OF THE PURCHASE PRICE AND ESTIMATED TRANSACTION COSTS, AS OF MARCH 22, 2007, IS PRELIMINARY AND IS BASED ON INFORMATION THAT WAS AVAILABLE TO MANAGEMENT AT THE TIME THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS WERE PREPARED. ACCORDINGLY, THE ALLOCATION WILL CHANGE AND THE IMPACT OF SUCH CHANGES MAY BE MATERIAL.

Estimated Assets Acquired and Liabilities Assumed as of March 22, 2007

In millions
Cash and cash equivalents	$1,293.4
Short-term investments	27.5
Accounts receivable	2,472.7
Inventories	442.3
Deferred tax asset	112.5
Other current assets	34.1

Total current assets	4,382.5
Property and equipment	325.7
Goodwill	25,274.4
Intangible assets (1)	1,942.0
Other assets	68.0

Total assets acquired	31,992.6

Accounts payable	1,000.1
Claims and discounts payable	2,430.1
Accrued expenses	729.4

Total current liabilities	4,159.6
Deferred tax liability	648.4
Other long-term liabilities	334.0

Total liabilities	5,142.0

Net assets acquired	26,850.6

(1)	Intangible assets include customer relationships ($1,860 million) with an estimated weighted average life of nineteen years, proprietary technology ($15.0 million) with an estimated weighted average life of five years and trade names ($67.0 million), which are indefinitely lived. The values and estimated lives assigned to intangible assets are preliminary and are subject to change based on the results of an independent valuation.

Part I	Item 1

CVS/Caremark Corporation

(formerly CVS Corporation)

Notes to Consolidated Condensed Financial Statements

(Unaudited – See accompanying review report of KPMG LLP)

In connection with the Caremark Merger, the Company also announced a tender offer to purchase up to 150 million shares, or about 10%, of its outstanding common stock at a price of $35.00 per share. The offer to purchase shares, which was not conditioned upon any minimum number of shares being tendered, commenced on March 28, 2007 and expired on April 24, 2007. As a result, approximately 10.3 million shares were tendered and will be placed into the Company’s treasury account during the second quarter of 2007. The Company will continue to evaluate alternatives for optimizing its capital structure on an ongoing basis.

On June 2, 2006, CVS acquired certain assets and assumed certain liabilities from Albertson’s, Inc. (“Albertsons”) for $4.0 billion. The assets acquired and the liabilities assumed included approximately 700 standalone drugstores and a distribution center (collectively the “Standalone Drug Business”).

In conjunction with the acquisition of the Standalone Drug Business, during fiscal 2006, the Company recorded a $6.2 million liability for the estimated severance, benefits and outplacement costs for 970 employees of the Standalone Drug Business that will be terminated. As of March 31, 2007, $1.4 million of this liability has been settled with cash payments. The $4.8 million remaining liability will require future cash payments through 2008. In addition, the Company recorded a $61.4 million liability for the estimated costs associated with the non-cancelable lease obligations of 76 acquired stores that the Company does not intend to operate. As of March 31, 2007, 74 of these locations have been closed and $7.7 million of this liability has been settled with cash payments. The $55.2 million remaining liability, which includes $1.5 million of interest accretion, will require future cash payments through 2033, unless settled prior thereto. The Company believes the remaining liabilities discussed above are adequate to cover the remaining costs associated with the related activities.

Part I	Item 1

CVS/Caremark Corporation

(formerly CVS Corporation)

Notes to Consolidated Condensed Financial Statements

(Unaudited – See accompanying review report of KPMG LLP)

THE FOLLOWING PRO FORMA COMBINED RESULTS OF OPERATIONS HAVE BEEN PROVIDED FOR ILLUSTRATIVE PURPOSES ONLY AND DO NOT PURPORT TO BE INDICATIVE OF THE ACTUAL RESULTS THAT WOULD HAVE BEEN ACHIEVED BY THE COMBINED COMPANIES FOR THE PERIODS PRESENTED OR THAT WILL BE ACHIEVED BY THE COMBINED COMPANY IN THE FUTURE:

	13 Weeks Ended
In millions, except per share amounts	March 31, 2007	April 1, 2006
Pro forma:(1)(2)(3)(4)
Net sales	$20,638.1	$19,239.9
Net earnings	660.2	534.8

Basic earnings per share	$0.43	$0.34
Diluted earnings per share	0.42	0.33

(1)	The pro forma combined results of operations assume that the Caremark Merger and the acquisition of the Standalone Drug Business occurred at the beginning of each period presented. These results have been prepared by adjusting the historical results of the Company to include the historical results of the Caremark and Standalone Drug Business, the incremental interest expense and the impact of the preliminary purchase price allocation discussed above.
(2)	Inter-company revenues that occur when a Caremark customer uses a CVS/pharmacy retail store to purchased covered merchandise were eliminated. These adjustments had no impact on pro forma net earnings or pro forma earnings per share.
(3)	The pro forma combined results of operations do not include any cost savings that may result from the combination of the Company and Caremark or any estimated costs that will be incurred by the Company to integrate the businesses.
(4)	The pro forma combined results of operations for the thirteen weeks ended March 31, 2007, exclude $80.3 million pre-tax ($48.8 million after-tax) of stock option expense associated with the accelerated vesting of certain Caremark stock options, which vested upon consummation of the merger due to change in control provisions of the underlying Caremark stock option plans. The pro forma combined results for the thirteen weeks ended March 31, 2007 also exclude $42.9 million pre-tax ($26.0 million after-tax) related to change in control payments due upon the consummation of the merger due to change in control provisions in certain Caremark employment agreements. In addition, the pro forma combined results of operations for the thirteen weeks ended March 31, 2007, exclude merger related costs of $92.1 million pre-tax ($67.0 million after-tax), which primarily consist of investment banker fees, legal fees, accounting fees and other merger related costs incurred by Caremark.

Note 4

As of March 31, 2007, the Company operated 6,208 retail and specialty drug stores as well as 22 specialty pharmacies in 44 states and the District of Columbia. The Company currently operates two business segments, Retail Pharmacy and Pharmacy Benefit Management (“PBM”). The Company’s business segments are operating units that offer different products and services and require distinct technology and marketing strategies.

Part I	Item 1

CVS/Caremark Corporation

(formerly CVS Corporation)

Notes to Consolidated Condensed Financial Statements

(Unaudited – See accompanying review report of KPMG LLP)

As of March 31, 2007, the Retail Pharmacy segment included 6,156 retail drugstores, the Company’s online retail website, CVS.com® and its retail healthcare clinics. The retail healthcare clinics utilize nationally recognized medical protocols to diagnose and treat minor health conditions and are staffed by board-certified nurse practitioners and physician assistants. The retail healthcare clinics operate under the MinuteClinic® name and include 164 clinics located in 19 states, of which 147 are located within CVS retail drugstores. The retail drugstores are located in 40 states and the District of Columbia and operate under the CVS® or CVS/pharmacy® name.

The PBM segment provides a full range of pharmacy benefit management services to employers, managed care providers and other organizations. These services include mail order pharmacy services, specialty pharmacy services, plan design and administration, formulary management and claims processing, as well as providing insurance and reinsurance services in conjunction with prescription drug benefit policies. The specialty pharmacy business focuses on supporting individuals that require complex and expensive drug therapies. Currently, the PBM segment primarily operates under the Caremark Pharmacy Services, PharmaCare Management Services and PharmaCare Pharmacy® names. As of March 31, 2007, the PBM segment included 52 retail specialty drugstores and 22 specialty pharmacies located in 26 states and the District of Columbia.

The Company evaluates segment performance based on net revenue, gross profit and operating profit before the effect of non-recurring charges and gains and certain intersegment activities and charges.

Following is a reconciliation of the Company’s business segments to the consolidated condensed financial statements as of and for the respective periods:

In millions	Retail Pharmacy Segment	PBM Segment (2)	Intersegment Eliminations (1)	Consolidated Totals
13 weeks ended:
March 31, 2007:
Net revenue	$11,239.2	$2,106.3	$(160.9)	$13,184.6
Gross profit	3,105.7	243.5	—	3,349.2
Operating profit	634.9	101.6	—	736.5

April 1, 2006:
Net revenue	$9,131.5	$889.4	$(41.7)	$9,979.2
Gross profit	2,500.4	148.6	—	2,649.0
Operating profit	503.1	57.4	—	560.5

Total assets:
March 31, 2007	$18,976.2	$32,225.0	$(165.4)	$51,035.8
December 30, 2006	19,038.8	1,531.0	—	20,569.8

Goodwill:
March 31, 2007	$2,636.0	$25,897.2	$—	$28,533.2
December 30, 2006	2,572.4	622.8	—	3,195.2

(1)	Intersegment eliminations relate to intersegment revenues and accounts receivables that occur when a PBM segment customer uses a Retail segment store to purchase covered merchandise. When this occurs, both segments record the revenue on a stand-alone basis.
(2)	Net revenue of the PBM segment includes approximately $156.0 million of Retail Co-payments for the thirteen weeks ended March 31, 2007.

Part I	Item 1

CVS/Caremark Corporation

(formerly CVS Corporation)

Notes to Consolidated Condensed Financial Statements

(Unaudited – See accompanying review report of KPMG LLP)

Note 5

The Company accounts for goodwill and intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” As such, goodwill and other indefinitely-lived intangible assets are not amortized, but are subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate there may be an impairment. During the third quarter of 2006, the Company performed its required annual goodwill impairment test, which concluded there was no impairment of goodwill.

As of March 31, 2007, the carrying amount of goodwill was $28.5 billion, compared to $3.2 billion at December 30, 2006. The increase in the carrying amount of goodwill during the thirteen weeks ended March 31, 2007 was primarily due to the Caremark Merger, and $53.2 million of adjustments related to the acquisition of the Standalone Drug Business. There has been no impairment of goodwill during the thirteen weeks ended March 31, 2007.

Intangible assets other than goodwill are required to be separated into two categories: finite-lived and indefinitely-lived. Intangible assets with finite useful lives are amortized over their estimated useful life, while intangible assets with indefinite useful lives are not amortized.

Following is a summary of the Company’s intangible assets as of the respective balance sheet dates:

	As of March 31, 2007		As of December 30, 2006
In millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks (indefinitely- lived)	$67.0	—	$—	$—
Customer relationships and Covenants not to compete	3,335.4	(601.9)	1,457.6	(563.4)
Favorable leases and Other	641.7	(137.4)	552.2	(128.2)

	$4,044.1	$(739.3)	$2,009.8	$(691.6)

The increase in trademarks during the thirteen weeks ended March 31, 2007 was due to the Caremark Merger and the continuing use of the Caremark trade name. The increase in the gross carrying amount of finite-lived intangible assets during the thirteen weeks ended March 31, 2007 was primarily due to an increase in the pharmacy service contracts and technology assets resulting from the Caremark Merger. The amortization expense related to finite-lived intangible assets for the thirteen week period ended March 31, 2007 was $47.2 million. The anticipated annual amortization expense for these intangible assets is $259.9 million, $274.3 million, $264.7 million, $253.9 million, $245.1 million and $225.7 million in 2007, 2008, 2009, 2010, 2011 and 2012, respectively. Please see Note 3 for additional information relating to the preliminary intangible assets recorded in connection with the Caremark Merger.

Note 6

Accumulated other comprehensive loss consists of unrealized losses on derivatives and amounts related to the Company’s pension and postretirement plans. The amount related to the Company’s pension and postretirement plans totaled $87.4 million pre-tax ($55.4 million after-tax) as of March 31, 2007 and December 30, 2006. The unrealized loss on derivatives totaled $25.9 million pre-tax ($16.4 million after-tax) and $27.2 million pre-tax ($17.2 million after tax) as of March 31, 2007 and December 30, 2006, respectively.

Part I	Item 1

CVS/Caremark Corporation

(formerly CVS Corporation)

Notes to Consolidated Condensed Financial Statements

(Unaudited – See accompanying review report of KPMG LLP)

Following are the changes in comprehensive income:

	13 Weeks Ended
In millions	March 31,2007	April 1, 2006
Net earnings, as reported	$408.9	$329.6
Other comprehensive loss:
Recognition of unrealized loss on derivatives	0.8	0.7

Total comprehensive income, net of taxes	$409.7	$330.3

As of March 31, 2007, the Company had no freestanding derivatives in place.

Note 7

Following are the components of net interest expense:

	13 Weeks Ended
In millions	March 31, 2007	April 1, 2006
Interest expense	$71.6	$23.5
Interest income	(7.7)	(2.4)

Interest expense, net	$63.9	$21.1

Note 8

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), at the beginning of fiscal year 2007. As a result of the implementation, the Company reduced its reserves for uncertain income tax positions by approximately $4 million, which was accounted for as an increase to the December 31, 2006 balance of retained earnings. The Company’s income tax reserve balance was approximately $43 million at the beginning of fiscal 2007. During the thirteen weeks ended March 31, 2007, the balance increased to approximately $267 million, principally, as a result of the Caremark Merger.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state, local and foreign jurisdictions. Substantially all material state, local, and foreign income tax matters have been concluded for years through 1995.

During 2006, the Internal Revenue Service (the “IRS”) commenced an examination of the Company’s consolidated U.S. income tax returns for 2004 and 2005. In addition, on March 30, 2007, the IRS completed an examination of the consolidated U.S. income tax returns for AdvancePCS and its subsidiaries for their three tax years ended March 31, 2002, March 31, 2003 and March 24, 2004, the date on which Caremark acquired AdvancePCS. Additionally, during 2007, the IRS commenced an examination of the consolidated 2004 and 2005 U.S. income tax returns of Caremark, which benefit from net operating loss carryforwards going back to 1996. The Company and its subsidiaries are also currently under examination by various state and local jurisdictions. As of March 31, 2007, no examination has resulted in any proposed adjustments that would result in a material change to the results of operations, financial condition, or liquidity.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. During the thirteen weeks ended March 31, 2007, the Company recognized approximately $2 million in interest. The Company had approximately $35 million accrued for interest and penalties as of March 31, 2007.

Part I	Item 1

CVS/Caremark Corporation

(formerly CVS Corporation)

Notes to Consolidated Condensed Financial Statements

(Unaudited – See accompanying review report of KPMG LLP)

There are no material reserves established at March 31, 2007 for income tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. If present, such items would impact deferred tax accounting, not the annual effective income tax rate, and would accelerate the payment of cash to the taxing authority to an earlier period. The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is $29 million, after considering the federal benefit of state income taxes.

Over the next twelve months, the amount of unrecognized tax positions could be significantly increased or decreased by the measurement of the assets and liabilities acquired in connection with the Caremark Merger, or as a result of audit activity. An estimate of the range of possible changes cannot be made. Pursuant to FASB Statement No. 141, “Business Combinations,” and EITF No. 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination” (“EITF 93-7”), any income tax adjustments related to Caremark’s pre-acquisition tax periods will result in modifications to assets and liabilities acquired in connection with the Caremark Merger.

Note 9

Basic earnings per common share is computed by dividing: (i) net earnings, after deducting the after-tax Employee Stock Ownership Plan (“ESOP”) preference dividends, by (ii) the weighted average number of common shares outstanding during the period (the “Basic Shares”).

When computing diluted earnings per common share, the Company assumes that the ESOP preference stock is converted into common stock and all dilutive stock awards are exercised. After the assumed ESOP preference stock conversion, the ESOP Trust would hold common stock rather than ESOP preference stock and would receive common stock dividends ($0.2288 and $0.1550 annually per share in 2007 and 2006, respectively) rather than ESOP preference stock dividends (currently $3.90 annually per share). Since the ESOP Trust uses the dividends it receives to service its debt, the Company would have to increase its contribution to the ESOP Trust to compensate it for the lower dividends. This additional contribution would reduce the Company’s net earnings, which in turn, would reduce the amounts that would have to be accrued under the Company’s incentive compensation plans

Diluted earnings per common share is computed by dividing: (i) net earnings, after accounting for the difference between the dividends on the ESOP preference stock and common stock and after making adjustments for the incentive compensation plans, by (ii) Basic Shares plus the additional shares that would be issued assuming that all dilutive stock awards are exercised and the ESOP preference stock is converted into common stock. Options to purchase 7.3 million and 6.7 million shares of common stock were outstanding as of March 31, 2007 and April 1, 2006, respectively, but were not included in the calculation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Part I	Item 1

CVS/Caremark Corporation

(formerly CVS Corporation)

Notes to Consolidated Condensed Financial Statements

(Unaudited – See accompanying review report of KPMG LLP)

Following is a reconciliation of basic and diluted earnings per common share for the respective periods:

	13 Weeks Ended
In millions, except per share amounts	March 31, 2007	April 1, 2006
Numerator for earnings per common share calculation:
Net earnings	$408.9	$329.6
Preference dividends, net of income tax benefit	(3.5)	(3.5)

Net earnings available to common shareholders, basic	$405.4	$326.1

Net earnings	$408.9	$329.6
Dilutive earnings adjustment	(1.1)	(1.0)

Net earnings available to common shareholders, diluted	$407.8	$328.6

Denominator for earnings per common share calculation:
Weighted average common shares, basic	906.1	816.8
Effect of dilutive securities:
ESOP preference stock	18.3	19.3
Stock options	12.9	10.3
Other stock awards	2.5	2.1

Weighted average common shares, diluted	939.8	848.5

Basic earnings per common share	$0.45	$0.40

Diluted earnings per common share	$0.43	$0.39

Note 10

1.	On November 1, 2006, CVS and Caremark entered into a definitive merger agreement, and the merger closed on March 22, 2007 following receipt of required shareholder approvals. Prior to approval and closing of the merger, several putative class action lawsuits were filed in the Tennessee state court, the Tennessee federal court and the Delaware Chancery Court alleging, among other things, that Caremark’s board of directors breached their fiduciary duties by approving the merger. The Tennessee state and federal cases were either stayed or held in abeyance pending the outcome of the Delaware Chancery Court litigation. The Delaware case was filed by the Louisiana Municipal Police Employees’ Retirement System and later joined by R.W. Lodge of Free & Accepted Masons of Pennsylvania, purportedly on behalf of Caremark’s stockholders. On March 8, 2007, the parties reached an agreement in principle to settle the Delaware case and informed the Delaware Chancery Court of their agreement. A stipulation of settlement was entered into by the parties on April 13, 2007, which provides, among other things, that (1) the plaintiffs will dismiss the case and release the defendants from claims asserted in the action, and (2) the defendants will not oppose plaintiffs’ petition for an award of attorneys’ fees and expenses not to exceed $20 million. The settlement is subject to the court’s approval, and a hearing to determine whether the settlement should be approved is scheduled for June 8, 2007. In addition, a separate lawsuit was filed in the Delaware Chancery Court prior to the merger by Express Scripts and its law firm Skadden, Arps, Slate, Meagher & Flom LLP against Caremark, CVS and Caremark’s directors alleging that Caremark’s directors breached their fiduciary duties by entering into the CVS merger. Express Scripts made an unsolicited bid to acquire Caremark following announcement of the CVS merger, and the plaintiffs in this lawsuit sought, among other things, declaratory and injunctive relief to prevent the CVS merger. The Delaware Chancery Court did not grant the declaratory or injunctive relief requested by the plaintiffs, and efforts by the plaintiffs to appeal the decision were denied by both the Chancery Court and the Delaware Supreme Court.

Part I	Item 1

CVS/Caremark Corporation

(formerly CVS Corporation)

Notes to Consolidated Condensed Financial Statements

(Unaudited – See accompanying review report of KPMG LLP)

2.	In May 2006, Caremark received a document subpoena from the United States Attorney’s Office for the Southern District of New York requesting information relating to Caremark’s stock option granting practices and an informal inquiry from the Securities and Exchange Commission requesting information relating to Caremark’s stock option granting practices and its relocation program. Caremark has cooperated with these requests and cannot predict the timing and outcome of the review of information provided.

3.	Following receipt of the stock option inquiries described in (2) above, a number of shareholder derivative lawsuits were filed in the Tennessee state court and the Tennessee federal court against Caremark and various officers and directors of Caremark seeking, among other things, a declaration that the directors breached their fiduciary duties, imposition of a constructive trust upon any illegal profits received by the defendants and punitive and other damages. The cases brought in the Tennessee federal court were consolidated into one action, and the consolidated action was voluntarily dismissed without prejudice by the plaintiffs in March 2007. The cases brought in the Tennessee state court were also consolidated into one action, and the plaintiffs amended their complaint to add CVS and its directors as defendants and to allege class action claims. In March 2007, the court issued a temporary restraining order imposing a constructive trust over proceeds allegedly gained by the defendants during the period of alleged stock option backdating, holding that a conditional class action is proper and arguably enjoining Caremark and other defendants from settling the Delaware merger-related litigation described in (1) above. This order was subsequently modified to allow the Delaware settlement to be executed and filed with the Delaware court.

4.	Caremark’s subsidiary Caremark Inc. has been named as a defendant in a qui tam lawsuit initially filed by a relator in Texas federal court in 1999. The case was unsealed in May 2005. The case seeks money damages and alleges that Caremark’s processing of Medicaid and certain other government claims on behalf of its clients violates applicable federal or state false claims acts and fraud statutes. The U.S. Department of Justice and the States of Texas, Tennessee, Florida, Arkansas, Louisiana and California intervened in the lawsuit, but Tennessee and Florida withdrew from the lawsuit in August 2006 and May 2007, respectively. Discovery in this lawsuit is ongoing. In a related matter, Caremark in December 2004 filed a declaratory judgment action in Tennessee federal court against TennCare, Tennessee’s managed healthcare program that provides coverage for individuals eligible for Medicaid benefits. The purpose of this lawsuit was to seek guidance from the court as to whether Caremark could apply plan design limitations set forth in pharmacy benefit plans adopted by its clients to Medicaid claims that would be payable by clients after Caremark has processed them. The court ruled that Medicaid claims should be reimbursed without regard to certain plan design limitations adopted by the clients. Caremark subsequently appealed the court’s decision to the Sixth Circuit Court of Appeals, which affirmed the lower court’s decision in March 2007.

5.	Caremark’s subsidiary Caremark Inc. has been named in a putative class action lawsuit filed in Tennessee federal court by an individual named Robert Moeckel, purportedly on behalf of the John Morrell Employee Benefits Plan, which is an employee benefit plan sponsored by a former Caremark client. The lawsuit, which seeks unspecified damages and injunctive relief, alleges that Caremark acts as a fiduciary under ERISA and has breached certain alleged fiduciary duties under ERISA. Discovery is continuing in this lawsuit. This lawsuit makes allegations similar to those made in prior cases against Caremark, which have been dismissed based on substantive rulings that Caremark does not act as an ERISA fiduciary, dismissed based on threshold procedural grounds or dismissed voluntarily by the plaintiffs.

Part I	Item 1

CVS/Caremark Corporation

(formerly CVS Corporation)

Notes to Consolidated Condensed Financial Statements

(Unaudited – See accompanying review report of KPMG LLP)

6.	In 2004, Caremark received CIDs or similar requests for information relating to certain PBM business practices of its Caremark Inc. and AdvancePCS subsidiaries under state consumer protection statutes from 28 states plus the District of Columbia. Caremark continues to cooperate with these requests and cannot predict the timing or outcome of the review of the requested information.

7.	Caremark was named in a putative class action lawsuit filed in 2003 in Alabama state court by John Lauriello, purportedly on behalf of participants in the 1999 settlement of various securities class action and derivative lawsuits against Caremark and others. Other defendants include insurance companies that provided coverage to Caremark with respect to the settled lawsuits. The Lauriello lawsuit seeks approximately $3.2 billion in compensatory damages plus other non-specified damages based on allegations that the amount of insurance coverage available for the settled lawsuits was misrepresented and suppressed. A similar lawsuit was filed the next month by Frank McArthur, also in Alabama state court, naming Caremark, several insurance companies and attorneys and law firms involved in the 1999 settlement. This lawsuit was subsequently stayed by the court.

In 2005, the court in the Lauriello case signed an order of class certification. McArthur then sought to intervene in the Lauriello case and to challenge the adequacy of Lauriello as class representative and his lawyers as class counsel. The court denied McArthur’s motion to intervene. The Lauriello defendants and McArthur filed papers with the Alabama Supreme Court contesting these rulings, and the Alabama Supreme Court ordered the lower court to vacate its prior order on class certification and allow McArthur to intervene. Caremark and other defendants have filed motions to dismiss the complaint in intervention filed by McArthur, and these motions are pending.

8.	Various lawsuits have been filed alleging that Caremark and its subsidiaries Caremark Inc. and AdvancePCS have violated applicable antitrust laws in establishing and maintaining retail pharmacy networks for client health plans. In August 2003, Bellevue Drug Co., Robert Schreiber, Inc. d/b/a Burns Pharmacy and Rehn-Huerbinger Drug Co. d/b/a Parkway Drugs #4, together with Pharmacy Freedom Fund and the National Community Pharmacists Association filed a putative class action against AdvancePCS in Pennsylvania federal court, seeking treble damages and injunctive relief. The claims were initially sent to arbitration based on contract terms between the pharmacies and AdvancePCS.

In October 2003, two independent pharmacies, North Jackson Pharmacy, Inc. and C&C, Inc. d/b/a Big C Discount Drugs, Inc. filed a putative class action complaint in Alabama federal court against Caremark, Caremark Inc. AdvancePCS and two PBM competitors, seeking treble damages and injunctive relief. The case against Caremark and Caremark Inc. was transferred to Illinois federal court, and the AdvancePCS case was sent to arbitration based on contract terms between the pharmacies and AdvancePCS. The arbitration was then stayed by the parties pending developments in Caremark’s court case.

In August 2006, the Bellevue case and the North Jackson Pharmacy case were transferred to Pennsylvania federal court by the Judicial Panel on Multidistrict Litigation for coordinated and consolidated proceedings with other cases before the panel, including cases against other PBMs. Caremark has appealed a decision which vacated the order compelling arbitration and staying the proceedings in the Bellevue case to the Third Circuit Court of Appeals. Motions for class certification in the coordinated cases within the multidistrict litigation, including the North Jackson Pharmacy case, remain pending. The consolidated action is now known as the In Re Pharmacy Benefit Managers Antitrust Litigation.

Part I	Item 1

CVS/Caremark Corporation

(formerly CVS Corporation)

Notes to Consolidated Condensed Financial Statements

(Unaudited – See accompanying review report of KPMG LLP)

9.	Caremark and its subsidiaries Caremark Inc. and AdvancePCS have been named in a putative class action lawsuit filed in California state court by an individual named Robert Irwin, purportedly on behalf of California members of non-ERISA health plans and/or all California taxpayers. The lawsuit, which also names other PBMs as defendants, alleges violations of California’s unfair competition laws and challenges alleged business practices of PBMs, including practices relating to pricing, rebates, formulary management, data utilization and accounting and administrative processes. Discovery in the case is ongoing.

10.	The Company is also a party to other litigation arising in the normal course of its business, none of which is expected to be material to the Company. The Company can give no assurance, however, that our operating results and financial condition will not be materially adversely affected, or that we will not be required to materially change our business practices, based on: (i) future enactment of new healthcare or other laws or regulations; (ii) the interpretation or application of existing laws or regulations, as they may relate to our business or the pharmacy services industry; (iii) pending or future federal or state governmental investigations of our business or the pharmacy services industry; (iv) institution of government enforcement actions against us; (v) adverse developments in any pending qui tam lawsuit against us, whether sealed or unsealed, or in any future qui tam lawsuit that may be filed against us; or (vi) adverse developments in other pending or future legal proceedings against us or affecting the pharmacy services industry.

Part I	Item 1

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

CVS/Caremark Corporation:

We have reviewed the consolidated condensed balance sheet of CVS/Caremark Corporation and subsidiaries (formerly CVS Corporation) as of March 31, 2007, and the related consolidated condensed statements of operations and cash flows for the thirteen-week periods ended March 31, 2007 and April 1, 2006. These consolidated condensed financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CVS/Caremark Corporation and subsidiaries (formerly CVS Corporation) as of December 30, 2006 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the fifty-two week period then ended (not presented herein); and in our report dated February 27, 2007 we expressed an unqualified opinion on those consolidated financial statements. Such report includes an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share Based Payment”, effective January 1, 2006. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 30, 2006, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP
KPMG LLP

Providence, Rhode Island
May 7, 2007

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Our Company owns and operates the largest retail pharmacy in the United States based on store count. We sell prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, film and photo finishing services, seasonal merchandise, greeting cards and convenience foods through our CVS/pharmacy® retail stores and online through CVS.com®. We also provide healthcare services through our 164 MinuteClinic® healthcare clinics, located in 19 states, of which 147 are located within CVS retail drugstores. In addition, we provide pharmacy benefit management, mail order services and specialty pharmacy services through Caremark Pharmacy Services, PharmaCare Management Services (“PharmaCare”) and PharmaCare Pharmacy® stores. As of March 31, 2007, we operated 6,208 retail and specialty pharmacy stores and 22 specialty pharmacies in 44 states and the District of Columbia.

Through our merger with Caremark Rx, Inc. (“Caremark”) on March 22, 2007, as described below, we acquired a leading pharmacy benefits manager in the United States. Our pharmacy benefits management business involves the design and administration of programs aimed at reducing the costs and improving the safety, effectiveness and convenience of prescription drug use. Our pharmacy benefits management customers are primarily employers, insurance companies, unions, government employee groups, managed care organizations and other sponsors of health benefit plans and individuals throughout the United States. In addition, through our insurance subsidiaries, we are a national provider of drug benefits to eligible beneficiaries under the federal government’s Medicare Part D program.

Our pharmacy benefits management business operates through a national retail pharmacy network with over 60,000 participating pharmacies (including CVS’ pharmacy stores), 11 mail service pharmacies, 52 specialty pharmacy stores, 22 specialty pharmacies and the industry’s only repackaging plant regulated by the Food and Drug Administration. Through our Accordant® disease management offering, which we acquired through Caremark, we also provide disease management programs for 27 conditions. Twenty-one of these programs are accredited by the National Committee for Quality Assurance.

On June 2, 2006 we acquired certain assets and assumed certain liabilities from Albertson’s, Inc. (“Albertsons”) for $4.0 billion. The assets acquired and the liabilities assumed included approximately 700 standalone drugstores and a distribution center located in La Habra, California (collectively the “Standalone Drug Business”). Approximately one-half of the drugstores are located in southern California. The remaining drugstores are primarily located in our existing markets in the Midwest and Southwest. We believe that the acquisition of the Standalone Drug Business is consistent with our long-term strategy of expanding our retail drugstores business in high-growth markets.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The retail drugstore and pharmacy benefits management businesses are highly competitive. We believe that we compete principally on the basis of: (i) store location and convenience; (ii) customer/client service and satisfaction, (iii) product selection and variety; and (iv) price. In each of the markets we serve, we compete with independent and other retail drugstore chains, supermarkets, convenience stores, pharmacy benefit managers and other mail order prescription providers, discount merchandisers, membership clubs and Internet pharmacies.

The following discussion explains the material changes in our results of operations for the thirteen weeks ended March 31, 2007 and April 1, 2006 and the significant developments affecting our financial condition since December 30, 2006. We strongly recommend that you read our audited consolidated financial statements and footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Exhibit 13 to our annual report on Form 10-K for the fiscal year ended December 30, 2006 (the “2006 Form 10-K”) along with this report.

Caremark Merger

Effective March 22, 2007, pursuant to the Agreement and Plan of Merger dated as of November 1, 2006, as amended (the “Merger Agreement”) Caremark was merged with and into a newly formed subsidiary of CVS Corporation, with the CVS subsidiary, Caremark Rx, L.L.C., continuing as the surviving entity (the “Caremark Merger”). Immediately following the Caremark Merger, we changed our name to “CVS/Caremark Corporation.”

By virtue of the Caremark Merger, each issued and outstanding share of common stock, par value $0.001 per share, of Caremark was converted into the right to receive 1.67 shares of our common stock, par value $0.01 per share. Cash was paid in lieu of fractional shares.

In connection with the Caremark Merger, a special one-time cash dividend of $7.50 per share was paid to Caremark shareholders of record as of the close of business on the day immediately preceding the closing date of the Caremark merger. This dividend was funded through a combination of proceeds from the issuance of commercial paper, available cash of Caremark and borrowings under a Bridge Credit Agreement.

Following the Caremark Merger, we launched a tender offer for 150 million (approximately 10%) of our outstanding shares of common stock at a fixed price of $35.00 per share. The tender offer expired on April 24, 2007, resulting in approximately 10.3 million shares being tendered and placed into the Company’s treasury account. We will evaluate our alternatives for optimizing our capital structure on an ongoing basis.

As a result of the Caremark Merger, we believe we can operate the combined companies more efficiently than either company could have operated on its own. As such, we expect to achieve significant benefits from purchasing scale and operating synergies. Operating synergies include decreases in overhead expense, increases in productivity and efficiencies, decreases in prescription dispensing costs, and other benefits made possible by combining complementary operations. In addition, we expect that the combination of our retail pharmacy and pharmacy benefits management businesses may create incremental revenue opportunities. Information regarding the uncertainties associated with realizing efficiencies and opportunities is described in our 2006 Form 10-K under the headings “Risk Factors Related to the Proposed Merger.”

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

As described above we completed the Caremark Merger on March 22, 2007. As a result, our results of operations for the thirteen weeks ended March 31, 2007 include 10 days of results of post-merger Caremark operations.

First Quarter (Thirteen Weeks Ended March 31, 2007 versus April 1, 2006)

Net revenues ~ The following table summarizes our revenue performance for the respective quarters:

	13 Weeks Ended
	March 31, 2007	April 1, 2006
Net revenues (in billions)	$13.2	$10.0
Net revenue increase:
Total	32.1%	8.7%
Retail Segment	23.1%	7.6%
Pharmacy Benefit Management Segment (“PBM”)	136.8%	28.4%
Same store revenues increase: (1)
Total Retail Segment	7.5%	6.2%
Pharmacy	7.8%	6.8%
Front Store	6.6%	4.7%
Pharmacy percentage of total revenues	69.7%	70.6%
Third party percentage of retail pharmacy revenues	94.4%	93.9%

(1)	Same store revenues do not include the results of the Standalone Drug Business. The Standalone Drug Business will be included in same store revenues following the one-year anniversary of the acquisition, beginning in fiscal July 2007.

As you review our revenue performance, we believe you should consider the following important information:

Retail Segment:

•

As of March 31, 2007, we operated 6,156 retail stores compared to 5,431 retail stores on April 1, 2006. During the first quarter of 2007, the Retail Segment’s revenues benefited from the revenues of the Standalone Drug Business (14.0%) and new store openings (1.3%).

•

Retail Segment revenues continued to benefit from our active relocation program, which moves existing in-line shopping center stores to larger, more convenient, freestanding locations. Historically, we have achieved significant improvements in customer count and net revenues when we do this. As such, our relocation strategy remains an important component of our overall growth strategy. As of March 31, 2007, approximately 62% of our existing stores were freestanding, compared to approximately 60% at April 1, 2006.

•

Our pharmacy revenues growth continued to benefit from new market expansions, increased penetration in existing markets, our ability to attract and retain managed care customers and favorable industry trends. These trends include an aging American population; many “baby boomers” are now in their fifties and are consuming a greater number of prescription drugs. The increased use of pharmaceuticals as the first line of defense for individual healthcare also contributed to the growing demand for pharmacy services. We believe these favorable industry trends will continue.

•

Pharmacy revenue dollars continue to be negatively impacted by the conversion of brand named drugs to equivalent generic drugs, which typically have a lower selling price. In addition, our pharmacy growth has continued to be adversely affected by the growth of the mail order channel, a decline in the number of significant new drug introductions, higher consumer co-payments and co-insurance arrangements and an increase in the number of over-the-counter remedies that had historically only been available by prescription.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

PBM Segment:

•

During the first quarter of 2007, net PBM revenues benefited from the Caremark Merger. Caremark operations accounted for a PBM Segment revenue increase of approximately $1.0 billion or 118% during the first quarter of fiscal 2007.

•

As a result of the Caremark Merger, PBM revenues benefited by increased mail volume of 22.2% during the quarter. This was partially offset by a decrease in average script price due to the conversion of brand named drugs to equivalent generic drugs, which typically have a lower selling price.

•

The PBM Segment recognizes revenues for its national retail pharmacy network transactions based on an individual contract basis. In accordance with Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, (“EITF 99-19”), Caremark contracts are predominately accounted for on a gross basis whereas PharmaCare’s contracts are accounted for on a net basis. During 2007, we expect a number of PharmaCare’s contracts to be converted to Caremark’s contract structure, which will result in those contracts being accounted for under the gross method. Please see Note 2 to the consolidated condensed financials included herein for further information regarding our revenue recognition policies.

•

PBM revenues continued to benefit from certain risk-based or reinsurance arrangements in connection with providing pharmacy plan management services to prescription drug plans qualifying under Medicare Part D.

Gross profit includes net revenues less the cost of services and the cost of merchandise sold during the reporting period in addition to the related purchasing costs, warehousing costs, delivery costs and actual and estimated inventory losses. Gross profit as a percentage of revenues was 25.4% for the first quarter ending March 31, 2007. This compares to 26.6% of net sales in the first quarter of 2006.

As you review our performance in this area, we believe you should consider the following important information:

•

Our pharmacy gross profit rate continued to benefit from an increase in generic drug revenues, which normally yield a higher gross profit rate than equivalent brand name drug revenues. However, increased utilization of generic products has resulted in increased scrutiny of generic reimbursement payments to pharmacies, causing a reduction in the generic profit rate. We expect this trend to continue.

•

Sales to customers covered by third party insurance programs have continued to increase and, thus, have become a larger component of our total pharmacy business. On average, our gross profit on third party pharmacy revenues is lower than our gross profit on cash pharmacy revenues. Retail pharmacy third party revenues were 94.4% of pharmacy revenues during the first quarter of 2007, compared to 93.9% of pharmacy revenues during the first quarter of 2006. We expect this trend to continue.

•

As a result of the introduction of the new Medicare Part D benefit during 2007, utilization has increased and pharmacy gross profit rates have decreased as higher profit business (such as cash and state Medicaid customers) continue to migrate to Part D coverage.

•

On February 8, 2006, the President signed into law the Deficit Reduction Act of 2005 (the “Act”). The Act seeks to reduce federal spending by altering Medicaid reimbursement formula for multi-source (i.e., generic) drugs. According to the Congressional Budget Office, retail pharmacies are expected to negotiate with individual states for higher dispensing fees to mitigate the adverse effect of these changes. These changes are currently scheduled to take effect during the second quarter of 2007 and are expected to result in reduced Medicaid reimbursement rates for retail pharmacies.

•

Our pharmacy gross profit rates have been adversely affected by the efforts of managed care organizations, pharmacy benefit managers, governmental and other third party payors to reduce their prescription costs. In the event this trend continues, we may not be able to sustain our current rate of revenue growth and gross profit dollars for the retail pharmacy segment could be adversely impacted.

•

Our gross margin rates have been impacted by the Caremark Merger. As discussed above, retail network contracts are reviewed on an individual basis to determine under applicable accounting rules whether contractual revenues should be accounted for under the gross or net method. Under these rules the majority of Caremark’s network contracts are accounted for using the gross method, resulting in increased revenues and increased cost of revenues.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total operating expenses, which include store and administrative payroll, employee benefits, store and administrative occupancy costs, selling expenses, advertising expenses, administrative expenses and depreciation and amortization expense, increased 25.1%. However, total operating expenses were 19.8% of net revenues for the first quarter of 2007, compared 20.9% of net revenues in the first quarter of 2006. Total operating expenses as a percentage of net revenue were impacted by the increase in net revenues as a result of the Caremark Merger. The increase in total operating expenses resulted from costs associated with the Caremark Merger and integration, which totaled $25.3 million.

Interest expense, net consisted of the following:

	13 Weeks Ended
In millions	March 31, 2007	April 1, 2006
Interest expense	$71.6	$23.5
Interest income	(7.7)	(2.4)

Interest expense, net	$63.9	$21.1

The increase in interest expense primarily relates to an increase in our average debt balances primarily due to borrowings necessary to fund the acquisition of the Standalone Drug Business and a portion of the special cash dividend paid to Caremark shareholders.

Income tax provision ~ Our effective income tax rate was 39.2% for the first quarter of 2007, compared to 38.9% for the first quarter of 2006. The increase in our effective income tax rate was primarily due to increases in state income taxes as a result of the Caremark Merger. We anticipate that the impact of the Caremark Merger will cause in our effective annual income tax rate to increase to 39.7% for the 2007 fiscal year.

Net earnings for the first quarter of 2007 increased $79.3 million, or 24.1%, to $408.9 million (or $0.43 per diluted share), compared to $329.6 million (or $0.39 per diluted share), in the first quarter of 2006. The increase in net earnings was primarily due to strong revenues and improved margin rates in the Retail Segment in addition to cost controls. Net earnings increased $7.0 million as a result of the Caremark operations for the ten day period, which was offset by integration costs of $25.3 million, increased interest expense and an increase in the income tax rate.

Liquidity and Capital Resources

We anticipate that cash flows from operations, supplemented by short-term commercial paper and long-term borrowings, will continue to fund the future growth of our business.

Net cash provided by operating activities increased to $707.7 million during the first quarter of 2007, compared to $171.7 million during the first quarter of 2006. The increase in net cash provided by operations during the first quarter of 2007 primarily resulted from increased cash receipts from revenues in part due to the Caremark Merger.

Net cash used in investing activities increased to $2.3 billion during the first quarter of 2007, compared to $294.3 million during the first quarter of 2006. The increase in net cash used in investing activities was primarily due to the Caremark Merger. Gross capital expenditures totaled $311.9 million in the first quarter of 2007, compared to $283.7 million in the first quarter of 2006. The majority of the cash used for capital expenditures in both quarters supported our real estate program.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of March 31, 2007, we operated 6,208 retail and specialty pharmacy stores and 22 specialty pharmacies in 44 states and the District of Columbia. During the first quarter of 2007, we opened 21 new stores, relocated 51 stores and closed 15 stores. In addition, we added 22 specialty pharmacies as a result of the Caremark Merger. For the remainder of 2007, we plan to open 175-200 new or relocated retail pharmacy stores.

Net cash provided by financing activities was $1.7 billion during the first quarter of 2007, compared to net cash used in financing activities of $3.7 million during the first quarter of 2006. The increase in net cash provided by financing activities was primarily due to increased short-term borrowings to fund the Caremark Merger. In March 2007 our Board of Directors authorized a 23% increase in our quarterly common stock dividend to $0.06 per share on the Company’s common stock, payable May 4, 2007 to holders of record on April 24, 2007. This increase equates to an annual dividend rate of $0.24 per share.

We had $3.1 billion of commercial paper outstanding at a weighted average interest rate of 5.4% as of March 31, 2007. In connection with our commercial paper program, we maintain a $675 million, five-year unsecured back-up credit facility, which expires on June 11, 2009, a $675 million five-year unsecured back-up credit facility, which expires on June 2, 2010 and a $1.4 billion, five-year unsecured back-up credit facility, which expires on May 12, 2011. During the first quarter of 2007, we announced a tender offer to purchase up to 150 million shares, or about 10%, of our outstanding common stock at a price of $35.00 per share. The offer to purchase shares, which was not conditioned upon any minimum number of shares being tendered, commenced on March 28, 2007 and expired on April 24, 2007. As a result, approximately 10.3 million shares were tendered and will be placed into the Company’s treasury account during the second quarter of 2007. In preparation for the financing of the special cash dividend payable to Caremark shareholders and the share repurchase, during the first quarter, we entered into a $1.3 billion, five-year unsecured back-up credit facility, which expires on March 12, 2012, a $500 million 364 day unsecured back-up credit facility, which expires on March 10, 2008 and a $5.8 billion backup credit facility, which will act as a bridge facility terminating upon the placement of longer-term financing. The credit facilities allow for borrowings at various rates that are dependent in part on our public debt rating. As of March 31, 2007, $500 million had been borrowed against the bridge facility at an interest rate of 5.7%, with a maturity date of April 27, 2008. As of March 31, 2007, the Company had no freestanding derivatives in place.

Our credit facilities and unsecured senior notes contain customary restrictive financial and operating covenants. These covenants do not include a requirement for the acceleration of our debt maturities in the event of a downgrade in our credit rating. We do not believe that the restrictions contained in these covenants materially affect our financial or operating flexibility.

We believe that our cash on hand and cash provided by operations, together with our ability to obtain additional short-term and long-term financing, will be sufficient to complete the integration of the Caremark Merger, the integration of the Standalone Drug Business and to cover our working capital needs, capital expenditures, and debt service requirements. During the second quarter of 2007, the Company expects to re-finance a portion of the short-term borrowings that were issued to finance the special cash dividend and the tender offer with longer-term financing.

Our liquidity is based, in part, on maintaining investment-grade debt ratings. As of March 31, 2007, our long-term debt was rated “Baa2” by Moody’s and “BBB+” by Standard & Poor’s, and our commercial paper program was rated “P-2” by Moody’s and “A-2” by Standard & Poor’s. Upon completion of the merger with Caremark, Standard & Poor’s raised the Company’s credit watch outlook from negative to stable, while Moody’s maintained its ratings with a negative outlook. In assessing our credit strength, we believe that both Moody’s and Standard & Poor’s considered, among other things, our capital structure and financial policies as well as our consolidated balance sheet, our acquisition of the Standalone Drug Business, the Caremark Merger and other financial information. Although we currently believe our long-term debt ratings will remain investment grade, we cannot guarantee the future actions of Moody’s and Standard & Poor’s. Our debt ratings have a direct impact on our future borrowing costs, access to capital markets and new store operating lease costs.

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

In connection with certain business dispositions completed between 1991 and 1997, we continue to guarantee lease obligations for approximately 240 former stores. The respective purchasers are required to indemnify us for these obligations. If any of the purchasers were to become insolvent and failed to make the required payments under a store lease, we could be required to satisfy these obligations. However, management believes that any such liability would be unlikely to have a material effect on our financial position, results of operations or future cash flows. We refer you to the “Notes to Consolidated Financial Statements” on page 46 of our Annual Report to Stockholders included as Exhibit 13 to our 2006 Form 10-K for a detailed discussion of these guarantees.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with generally accepted accounting principles, which require management to make certain estimates and apply judgment. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the consolidated financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our consolidated financial statements. While we believe that the historical experience, current trends and other factors considered support the preparation of our consolidated financial statements in conformity with generally accepted accounting principles, actual results could differ from our estimates, and such differences could be material. We refer you to the “Notes to Consolidated Financial Statements” on pages 34 through 37 of our Annual Report to Stockholders included as Exhibit 13 to our 2006 Form 10-K and Note 2 to the Consolidated Condensed Financial Statements included herein for a discussion of our significant accounting policies. We believe the following accounting policies include a higher degree of judgment and/or complexity and, thus, are considered to be critical accounting policies. The critical accounting policies discussed below are applicable to both of our business segments. We have discussed the development and selection of our critical accounting policies with the Audit Committee of our Board of Directors and the Audit Committee has reviewed our disclosures relating to them.

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

The net book value of our long-lived assets, including intangible assets with finite lives, covered by this critical accounting policy was approximately $9 billion as of March 31, 2007. During 2006, 2005 and 2004, we recorded pre-tax impairment losses totaling $28 million, $27 million and $20 million, respectively. Although we believe we have sufficient current and historical information available to us to record reasonable estimates for impairment losses, it is possible that actual results could differ. In order to help you assess the risk, if any, associated with the uncertainties discussed above, we believe the $8 million pre-tax difference between the high and low end of the three-year impairment loss range would be a reasonably likely annual increase or decrease in the impairment of long-lived assets.

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

Our total closed store lease liability covered by this critical accounting policy was $479 million as of March 31, 2007. This amount is net of $281 million of estimated sublease income that is subject to the uncertainties discussed above. Although we believe we have sufficient current and historical information available to us to record reasonable estimates for sublease income, it is possible that actual results could differ. In order to help you assess the risk, if any, associated with the uncertainties discussed above, a ten percent (10%) pre-tax change in our estimated sublease income, which we believe is a reasonably likely change, would increase or decrease our total closed store lease liability by about $28 million as of March 31, 2007.

We have not made any material changes in the reserve methodology used to record closed store lease reserves during the past three years.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Self-Insurance Liabilities

We are self-insured for certain losses related to general liability, workers’ compensation and auto liability although we maintain stop loss coverage with third party insurers to limit our total liability exposure. We are also self-insured for certain losses related to health and medical liabilities.

The estimate of our self-insurance liability contains uncertainty since we must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. When estimating our self-insurance liability we consider a number of factors, which include, but are not limited to, historical claim experience, demographic factors, severity factors and valuations provided by independent third party actuaries. On a quarterly basis, we review our assumptions with our independent third party actuaries to determine that our self-insurance liability is adequate as it relates to our general liability, workers’ compensation and auto liability. Similar reviews are conducted semi-annually to determine that our self insurance liability is adequate for our health and medical liability.

Our total self-insurance liability covered by this critical accounting policy was $387 million as of March 31, 2007. Although we believe we have sufficient current and historical information available to us to record reasonable estimates for our self-insurance liability, it is possible that actual results could differ. In order to help you assess the risk, if any, associated with the uncertainties discussed above, a ten percent (10%) pre-tax change in our estimate for our self-insurance liability, which we believe is a reasonably likely change, would increase or decrease our self-insurance liability by about $39 million as of March 31, 2007.

We have not made any material changes in the accounting methodology used to establish our self-insurance liability during the past three years.

Inventory

Our inventory is stated at the lower of cost or market on a first-in, first-out basis using the retail method of accounting to determine cost of sales and inventory in our stores, average cost to determine inventory and cost of sales in our mail service and specialty pharmacies and the cost method of accounting to determine inventory in our distribution centers. Under the retail method, inventory is stated at cost, which is determined by applying a cost-to-retail ratio to the ending retail value of our inventory. Since the retail value of our inventory is adjusted on a regular basis to reflect current market conditions, our carrying value should approximate the lower of cost or market. In addition, we reduce the value of our ending inventory for estimated inventory losses that have occurred during the interim period between physical inventory counts. Physical inventory counts are taken on a regular basis in each location (other than the two recently constructed distribution centers, which perform a continuous cycle count process to validate the inventory balance on hand) to ensure that the amounts reflected in the consolidated financial statements are properly stated.

The accounting for inventory contains uncertainty since we must use judgment to estimate the inventory losses that have occurred during the interim period between physical inventory counts. When estimating these losses, we consider a number of factors, which include but are not limited to, historical physical inventory results on a location-by-location basis and current inventory loss trends.

Our total reserve for estimated inventory losses covered by this critical accounting policy was $167 million as of March 31, 2007. Although we believe we have sufficient current and historical information available to us to record reasonable estimates for estimated inventory losses, it is possible that actual results could differ. In order to help you assess the aggregate risk, if any, associated with the uncertainties discussed above, a ten percent (10%) pre-tax change in our estimated inventory losses, which we believe is a reasonably likely change, would increase or decrease our total reserve for estimated inventory losses by about $17 million as of March 31, 2007.

We have not made any material changes in the accounting methodology used to establish our inventory loss reserves during the past three years.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Accounting Pronouncements

We adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”) at the beginning of fiscal year 2007. FIN 48 addresses the uncertainty about how certain income tax positions taken or expected to be taken on an income tax return should be reflected in the financial statements before they are finally resolved with the taxing authorities. As a result of the implementation, the Company recognized a decrease to reserves for uncertain income tax positions of approximately $4 million, which was accounted for as an increase to the December 31, 2006 balance of retained earnings.

Cautionary Statement Concerning Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of CVS/Caremark Corporation. The Company and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and in its reports to stockholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “project,” “anticipate,” “will,” “should” and similar expressions identify statements that constitute forward-looking statements. All statements addressing operating performance of CVS/Caremark Corporation or any subsidiary, events or developments that the Company expects or anticipates will occur in the future, including statements relating to sales growth, earnings or earnings per common share growth, free cash flow, debt ratings, inventory levels, inventory turn and loss rates, store development, relocations and new market entries, as well as statements expressing optimism or pessimism about future operating results or events, are forward-looking statements within the meaning of the Reform Act.

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

By their nature, all forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including but not limited to:

•	Our ability to integrate successfully the Caremark business or as timely as expected;

•	Our ability to realize the revenues and synergies and other benefits from the merger as expected;

•	Litigation and regulatory risks associated with Caremark and the pharmacy benefit management industry generally;

•

The continued efforts of health maintenance organizations, managed care organizations, pharmacy benefit management companies and other third party payors to reduce prescription drug costs and pharmacy reimbursement rates, particularly with respect to generic pharmaceuticals;

•

The effect on pharmacy revenue and gross profit rates attributable to the introduction in 2006 of a new Medicare prescription drug benefit and the continued efforts by various government entities to reduce state Medicaid pharmacy reimbursement rates;

•	Risks related to the change in industry pricing benchmarks that could adversely affect our financial performance;

•	The growth of mail order pharmacies and changes to pharmacy benefit plans requiring maintenance medications to be filled exclusively through mail order pharmacies;

•

The effect on our PBM business of increased competition in the pharmacy benefit management industry, a declining margin environment attributable to increased client demands for lower prices, enhanced service offerings and/or higher service levels and the possible termination of, or unfavorable modification to, contractual arrangements with key clients or providers;

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

•

The potential effect on performance of our PBM business as a result of entering into risk based or reinsurance arrangements in connection with providing pharmacy benefit plan management services. Risks associated with these arrangements include relying on actuarial assumptions that underestimate prescription utilization rates and/or costs for covered members;

•	Our ability to successfully integrate the Standalone Drug Business acquired from Albertsons in June 2006;

•	Our ability to expand MinuteClinic as expected;

•

The risks relating to adverse developments in the healthcare or pharmaceutical industry generally, including, but not limited to, developments in any investigation related to the pharmaceutical industry that may be conducted by governmental authorities;

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

•	Our ability to continue to secure suitable new store locations under acceptable lease terms;

•	Our ability to attract, hire and retain suitable pharmacists, nurse practitioners and management personnel;

•	Our ability to achieve cost efficiencies and other benefits from various operational initiatives and technological enhancements;

•

Litigation risks as well as changes in laws and regulations, including changes in accounting standards and taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations);

•	The creditworthiness of the purchasers of businesses formerly owned by CVS/Caremark and whose leases are guaranteed by CVS/Caremark;

•	Fluctuations in inventory cost, availability and loss levels and our ability to maintain relationships with suppliers on favorable terms;

•	Our ability to implement successfully and to manage new computer systems and technologies;

•	The strength of the economy in general or in the markets served by CVS/Caremark, including changes in consumer purchasing power and/or spending patterns; and

•	Other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

The foregoing list is not exhaustive. There can be no assurance that the Company has correctly identified and appropriately assessed all factors affecting its business. Additional risks and uncertainties not presently known to the Company or that it currently believes to be immaterial also may adversely impact the Company. Should any risks and uncertainties develop into actual events, these developments could have material adverse effects on the Company’s business, financial condition and results of operations. For these reasons, you are cautioned not to place undue reliance on the Company’s forward-looking statements.

Part I

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2007, the Company had no derivative financial instruments or derivative commodity instruments in place and believes that its exposure to market risk associated with other financial instruments, principally interest rate risk inherent in its debt portfolio is not material.

During the second quarter of 2007, the Company expects to finance a portion of the short-term borrowings that will be issued to finance the special cash dividend and share repurchase with longer-term financing.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of March 31, 2007, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: On March 22, 2007, we completed the Caremark Merger, at which time Caremark became a subsidiary of the Company. See Note 3 to the consolidated condensed financial statements contained in this Quarterly Report for further details of the transaction. We are currently in the process of assessing and integrating Caremark’s internal controls over financial reporting into our financial reporting systems. Other than the merger, there have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that occurred during the first quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II	Item 1

Legal Proceedings

1.	On November 1, 2006, CVS and Caremark entered into a definitive merger agreement, and the merger closed on March 22, 2007 following receipt of required shareholder approvals. Prior to approval and closing of the merger, several putative class action lawsuits were filed in the Tennessee state court, the Tennessee federal court and the Delaware Chancery Court alleging, among other things, that Caremark’s board of directors breached their fiduciary duties by approving the merger. The Tennessee state and federal cases were either stayed or held in abeyance pending the outcome of the Delaware Chancery Court litigation. The Delaware case was filed by the Louisiana Municipal Police Employees’ Retirement System and later joined by R.W. Lodge of Free & Accepted Masons of Pennsylvania, purportedly on behalf of Caremark’s stockholders. On March 8, 2007, the parties reached an agreement in principle to settle the Delaware case and informed the Delaware Chancery Court of their agreement. A stipulation of settlement was entered into by the parties on April 13, 2007, which provides, among other things, that (1) the plaintiffs will dismiss the case and release the defendants from claims asserted in the action, and (2) the defendants will not oppose plaintiffs’ petition for an award of attorneys’ fees and expenses not to exceed $20 million. The settlement is subject to the court’s approval, and a hearing to determine whether the settlement should be approved is scheduled for June 8, 2007. In addition, a separate lawsuit was filed in the Delaware Chancery Court prior to the merger by Express Scripts and its law firm Skadden, Arps, Slate, Meagher & Flom LLP against Caremark, CVS and Caremark’s directors alleging that Caremark’s directors breached their fiduciary duties by entering into the CVS merger. Express Scripts made an unsolicited bid to acquire Caremark following announcement of the CVS merger, and the plaintiffs in this lawsuit sought, among other things, declaratory and injunctive relief to prevent the CVS merger. The Delaware Chancery Court did not grant the declaratory or injunctive relief requested by the plaintiffs, and efforts by the plaintiffs to appeal the decision were denied by both the Chancery Court and the Delaware Supreme Court.

2.	In May 2006, Caremark received a document subpoena from the United States Attorney’s Office for the Southern District of New York requesting information relating to Caremark’s stock option granting practices and an informal inquiry from the Securities and Exchange Commission requesting information relating to Caremark’s stock option granting practices and its relocation program. Caremark has cooperated with these requests and cannot predict the timing and outcome of the review of information provided.

3.	Following receipt of the stock option inquiries described in (2) above, a number of shareholder derivative lawsuits were filed in the Tennessee state court and the Tennessee federal court against Caremark and various officers and directors of Caremark seeking, among other things, a declaration that the directors breached their fiduciary duties, imposition of a constructive trust upon any illegal profits received by the defendants and punitive and other damages. The cases brought in the Tennessee federal court were consolidated into one action, and the consolidated action was voluntarily dismissed without prejudice by the plaintiffs in March 2007. The cases brought in the Tennessee state court were also consolidated into one action, and the plaintiffs amended their complaint to add CVS and its directors as defendants and to allege class action claims. In March 2007, the court issued a temporary restraining order imposing a constructive trust over proceeds allegedly gained by the defendants during the period of alleged stock option backdating, holding that a conditional class action is proper and arguably enjoining Caremark and other defendants from settling the Delaware merger-related litigation described in (1) above. This order was subsequently modified to allow the Delaware settlement to be executed and filed with the Delaware court.

Part II	Item 1

Legal Proceedings

4.	Caremark’s subsidiary Caremark Inc. has been named as a defendant in a qui tam lawsuit initially filed by a relator in Texas federal court in 1999. The case was unsealed in May 2005. The case seeks money damages and alleges that Caremark’s processing of Medicaid and certain other government claims on behalf of its clients violates applicable federal or state false claims acts and fraud statutes. The U.S. Department of Justice and the States of Texas, Tennessee, Florida, Arkansas, Louisiana and California intervened in the lawsuit, but Tennessee and Florida withdrew from the lawsuit in August 2006, and May 2007, respectively. Discovery in this lawsuit is ongoing. In a related matter, Caremark in December 2004 filed a declaratory judgment action in Tennessee federal court against TennCare, Tennessee’s managed healthcare program that provides coverage for individuals eligible for Medicaid benefits. The purpose of this lawsuit was to seek guidance from the court as to whether Caremark could apply plan design limitations set forth in pharmacy benefit plans adopted by its clients to Medicaid claims that would be payable by clients after Caremark has processed them. The court ruled that Medicaid claims should be reimbursed without regard to certain plan design limitations adopted by the clients. Caremark subsequently appealed the court’s decision to the Sixth Circuit Court of Appeals, which affirmed the lower court’s decision in March 2007.

5.	Caremark’s subsidiary Caremark Inc. has been named in a putative class action lawsuit filed in Tennessee federal court by an individual named Robert Moeckel, purportedly on behalf of the John Morrell Employee Benefits Plan, which is an employee benefit plan sponsored by a former Caremark client. The lawsuit, which seeks unspecified damages and injunctive relief, alleges that Caremark acts as a fiduciary under ERISA and has breached certain alleged fiduciary duties under ERISA. Discovery is continuing in this lawsuit. This lawsuit makes allegations similar to those made in prior cases against Caremark, which have been dismissed based on substantive rulings that Caremark does not act as an ERISA fiduciary, dismissed based on threshold procedural grounds or dismissed voluntarily by the plaintiffs.

6.	In 2004, Caremark received CIDs or similar requests for information relating to certain PBM business practices of its Caremark Inc. and AdvancePCS subsidiaries under state consumer protection statutes from 28 states plus the District of Columbia. Caremark continues to cooperate with these requests and cannot predict the timing or outcome of the review of the requested information.

7.	Caremark was named in a putative class action lawsuit filed in 2003 in Alabama state court by John Lauriello, purportedly on behalf of participants in the 1999 settlement of various securities class action and derivative lawsuits against Caremark and others. Other defendants include insurance companies that provided coverage to Caremark with respect to the settled lawsuits. The Lauriello lawsuit seeks approximately $3.2 billion in compensatory damages plus other non-specified damages based on allegations that the amount of insurance coverage available for the settled lawsuits was misrepresented and suppressed. A similar lawsuit was filed the next month by Frank McArthur, also in Alabama state court, naming Caremark, several insurance companies and attorneys and law firms involved in the 1999 settlement. This lawsuit was subsequently stayed by the court.

In 2005, the court in the Lauriello case signed an order of class certification. McArthur then sought to intervene in the Lauriello case and to challenge the adequacy of Lauriello as class representative and his lawyers as class counsel. The court denied McArthur’s motion to intervene. The Lauriello defendants and McArthur filed papers with the Alabama Supreme Court contesting these rulings, and the Alabama Supreme Court ordered the lower court to vacate its prior order on class certification and allow McArthur to intervene. Caremark and other defendants have filed motions to dismiss the complaint in intervention filed by McArthur, and these motions are pending.

Part II	Item 1

Legal Proceedings

8.	Various lawsuits have been filed alleging that Caremark and its subsidiaries Caremark Inc. and AdvancePCS have violated applicable antitrust laws in establishing and maintaining retail pharmacy networks for client health plans. In August 2003, Bellevue Drug Co., Robert Schreiber, Inc. d/b/a Burns Pharmacy and Rehn-Huerbinger Drug Co. d/b/a Parkway Drugs #4, together with Pharmacy Freedom Fund and the National Community Pharmacists Association filed a putative class action against AdvancePCS in Pennsylvania federal court, seeking treble damages and injunctive relief. The claims were initially sent to arbitration based on contract terms between the pharmacies and AdvancePCS.

In October 2003, two independent pharmacies, North Jackson Pharmacy, Inc. and C&C, Inc. d/b/a Big C Discount Drugs, Inc. filed a putative class action complaint in Alabama federal court against Caremark, Caremark Inc. AdvancePCS and two PBM competitors, seeking treble damages and injunctive relief. The case against Caremark and Caremark Inc. was transferred to Illinois federal court, and the AdvancePCS case was sent to arbitration based on contract terms between the pharmacies and AdvancePCS. The arbitration was then stayed by the parties pending developments in Caremark’s court case.

In August 2006, the Bellevue case and the North Jackson Pharmacy case were transferred to Pennsylvania federal court by the Judicial Panel on Multidistrict Litigation for coordinated and consolidated proceedings with other cases before the panel, including cases against other PBMs. Caremark has appealed a decision which vacated the order compelling arbitration and staying the proceedings in the Bellevue case to the Third Circuit Court of Appeals. Motions for class certification in the coordinated cases within the multidistrict litigation, including the North Jackson Pharmacy case, remain pending. The consolidated action is now known as the In Re Pharmacy Benefit Managers Antitrust Litigation.

9.	Caremark and its subsidiaries Caremark Inc. and AdvancePCS have been named in a putative class action lawsuit filed in California state court by an individual named Robert Irwin, purportedly on behalf of California members of non-ERISA health plans and/or all California taxpayers. The lawsuit, which also names other PBMs as defendants, alleges violations of California’s unfair competition laws and challenges alleged business practices of PBMs, including practices relating to pricing, rebates, formulary management, data utilization and accounting and administrative processes. Discovery in the case is ongoing.

10.	The Company is also a party to other litigation arising in the normal course of its business, none of which is expected to be material to the Company. The Company can give no assurance, however, that our operating results and financial condition will not be materially adversely affected, or that we will not be required to materially change our business practices, based on: (i) future enactment of new healthcare or other laws or regulations; (ii) the interpretation or application of existing laws or regulations, as they may relate to our business or the pharmacy services industry; (iii) pending or future federal or state governmental investigations of our business or the pharmacy services industry; (iv) institution of government enforcement actions against us; (v) adverse developments in any pending qui tam lawsuit against us, whether sealed or unsealed, or in any future qui tam lawsuit that may be filed against us; or (vi) adverse developments in other pending or future legal proceedings against us or affecting the pharmacy services industry.

Part II	Item 4

Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders at a special meeting, which was held on Thursday, March 15, 2007 in Woonsocket, Rhode Island:

		For	Against	Abstained	Broker Non-Votes
1.	Proposal to approve the amendments to CVS’ Amended and Restated Certificate of Incorporation, which is referred to as the CVS charter, effective upon completion of the merger, to increase the authorized number of shares of CVS common stock from 1 billion to 3.2 billion and to change the name of CVS Corporation to “CVS/Caremark Corporation”.	572,636,492	45,135,797	5,995,843	—

2.	Proposal to approve the issuance of shares of CVS/Caremark common stock to stockholders of Caremark Rx, Inc. on the terms and conditions set out in the Agreement and Plan of Merger dated as of November 1, 2006, as amended.	572,737,945	44,683,923	6,346,264	—

3.	Proposal to approve an adjournment or postponement of the special meeting, including if necessary, to solicit additional proxies in favor of the foregoing proposals.	517,539,027	99,882,358	6,346,747	—

Part II

Item 6. Exhibits

Exhibits:

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to CVS Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

3.1A	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective May 13, 1998 (incorporated by reference to Exhibit 4.1A to Registrant’s Registration Statement No. 333-52055 on Form S-3/A dated May 18, 1998).

3.1B	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated March 22, 2007).

3.2	By-laws of the Registrant, as amended and restated (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated March 22, 2007).

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Signatures:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CVS/Caremark Corporation (Registrant)

/s/ David B. Rickard
David B. Rickard
Executive Vice President,
Chief Financial Officer and
Chief Administrative Officer
May 8, 2007