Form 10-Q
period 2007-06-30
CVS CAREMARK CORP
filed 2007-08-08
CIK 64803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2007.

Commission File Number 001-01011

CVS CAREMARK CORPORATION

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Common Stock, $0.01 par value, issued and outstanding at August 3, 2007:

1,480,906,000 shares

Part I	Item 1

CVS Caremark Corporation

(formerly CVS Corporation)

Consolidated Condensed Statements of Operations

(Unaudited – See accompanying review report of KPMG LLP)

	13 Weeks Ended		26 Weeks Ended
(In millions, except per share amounts)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net revenues	$20,703.3	$10,564.4	$33,891.9	$20,544.3
Cost of revenues	16,544.8	7,769.7	26,430.2	15,154.8

Gross profit	4,158.5	2,794.7	7,461.7	5,389.5
Operating expenses	2,848.7	2,199.7	5,415.4	4,234.0

Operating profit	1,309.8	595.0	2,046.3	1,155.5
Interest expense, net	105.9	38.4	169.8	59.5

Earnings before income tax provision	1,203.9	556.6	1,876.5	1,096.0
Income tax provision	480.3	218.7	744.0	428.5

Net earnings	723.6	337.9	1,132.5	667.5
Preference dividends, net of income tax benefit	3.5	3.5	7.0	7.0

Net earnings available to common shareholders	$720.1	$334.4	$1,125.5	$660.5

Basic earnings per common share:
Net earnings	$0.48	$0.41	$0.94	$0.81

Weighted average basic common shares outstanding	1,492.4	818.9	1,199.2	817.9

Diluted earnings per common share:
Net earnings	$0.47	$0.40	$0.91	$0.78

Weighted average diluted common shares outstanding	1,542.5	850.6	1,241.4	849.7

Dividends declared per common share	$0.06000	$0.03875	$0.10875	$0.07750

See accompanying notes to consolidated condensed financial statements.

Part I	Item 1

CVS Caremark Corporation

(formerly CVS Corporation)

Consolidated Condensed Balance Sheets

(Unaudited – See accompanying review report of KPMG LLP)

(In millions, except share and per share amounts)	June 30, 2007	December 30, 2006
Assets:
Cash and cash equivalents	$812.3	$530.7
Short-term investments	123.5	—
Accounts receivable, net	4,283.7	2,377.4
Inventories	7,749.0	7,108.9
Deferred income taxes	415.2	274.3
Other current assets	146.7	100.2

Total current assets	13,530.4	10,391.5
Property and equipment, net	5,870.7	5,333.6
Goodwill	23,472.1	3,195.2
Intangible assets, net	11,377.8	1,318.2
Deferred income taxes	—	90.8
Other assets	355.1	240.5

Total assets	$54,606.1	$20,569.8

Liabilities:
Accounts payable	$3,352.3	$2,701.5
Claims and discounts payable	2,650.5	162.0
Accrued expenses	2,512.3	1,950.2
Short-term debt	660.4	1,842.7
Current portion of long-term debt	340.1	344.3

Total current liabilities	9,515.6	7,000.7
Long-term debt	8,395.6	2,870.4
Deferred income taxes	3,772.4	—
Other long-term liabilities	897.6	781.1
Shareholders’ equity:
Preference stock, series one ESOP convertible, par value $1.00: authorized 50,000,000 shares; issued and outstanding 3,896,000 shares at June 30, 2007 and 3,990,000 shares at December 30, 2006	208.3	213.3
Common stock, par value $0.01: authorized 3,200,000,000 shares; issued 1,571,543,000 shares at June 30, 2007 and 847,266,000 shares at December 30, 2006	15.7	8.5
Treasury stock, at cost: 92,439,000 shares at June 30, 2007 and 21,529,000 shares at December 30, 2006	(3,168.4)	(314.5)
Shares held in trust, 9,224,000 shares at June 30, 2007	(301.3)	—
Guaranteed ESOP obligation	(82.1)	(82.1)
Capital surplus	26,451.1	2,198.4
Retained earnings	8,972.5	7,966.6
Accumulated other comprehensive loss	(70.9)	(72.6)

Total shareholders’ equity	32,024.9	9,917.6

Total liabilities and shareholders’ equity	$54,606.1	$20,569.8

See accompanying notes to consolidated condensed financial statements.

Part I	Item 1

CVS Caremark Corporation

(formerly CVS Corporation)

Consolidated Condensed Statements of Cash Flows

(Unaudited – See accompanying review report of KPMG LLP)

	26 Weeks Ended
(In millions)	June 30, 2007	July 1, 2006
Cash flows from operating activities:
Cash receipts from revenues	$28,614.2	$20,357.6
Cash paid for inventory	(21,836.9)	(14,670.4)
Cash paid to other suppliers and employees	(4,447.7)	(4,416.8)
Interest received	15.6	7.7
Interest paid	(201.2)	(84.7)
Income taxes paid	(716.8)	(469.8)

Net cash provided by operating activities	1,427.2	723.6

Cash flows from investing activities:
Additions to property and equipment	(778.0)	(662.8)
Proceeds from sale-leaseback transactions	23.7	—
Acquisitions (net of cash acquired) and other investments	(1,941.3)	(3,996.4)
Purchase of short-term investment	(96.0)	—
Proceeds from sale or disposal of assets	86.1	14.8

Net cash used in investing activities	(2,705.5)	(4,644.4)

Cash flows from financing activities:
(Reductions in)/additions to short-term debt	(1,182.3)	4,207.8
Dividends paid	(132.4)	(63.3)
Proceeds from exercise of stock options	231.3	83.2
Excess tax benefits from stock based compensation	30.1	17.9
Additions to long-term debt	6,000.0	—
Reductions in long-term debt	(520.6)	(305.9)
Repurchase of common stock	(2,866.2)	—

Net cash provided by financing activities	1,559.9	3,939.7

Net increase in cash and cash equivalents	281.6	18.9
Cash and cash equivalents at beginning of period	530.7	513.4

Cash and cash equivalents at end of period	$812.3	$532.3

Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$1,132.5	$667.5
Adjustments required to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	516.8	338.5
Stock based compensation	47.0	31.8
Deferred income taxes and other noncash items	(5.3)	37.6
Change in operating assets and liabilities, providing/(requiring) cash, net of effects from acquisitions:
Accounts receivable, net	566.5	(183.1)
Inventories	(190.9)	(161.0)
Other current assets	(19.9)	(30.2)
Other assets	(13.1)	1.9
Accounts payable	(291.0)	239.7
Accrued expenses	(335.1)	(194.4)
Other long-term liabilities	19.7	(24.7)

Net cash provided by operating activities	$1,427.2	$723.6

See accompanying notes to consolidated condensed financial statements.

Part I	Item 1

CVS Caremark Corporation

(formerly CVS Corporation)

Notes to Consolidated Condensed Financial Statements

(Unaudited – See accompanying review report of KPMG LLP)

Note 1

The accompanying consolidated condensed financial statements of CVS Caremark Corporation (formerly CVS Corporation) and its wholly-owned subsidiaries (the “Company”) have been prepared without audit, in accordance with the rules and regulations of the United States Securities and Exchange Commission. In accordance with such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in Exhibit 13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (the “2006 Form 10-K”).

In the opinion of management, the accompanying consolidated condensed financial statements include all adjustments, which are necessary to present a fair statement of the Company’s results for the interim periods presented. Because of the influence of various factors on the Company’s operations, including business combinations, holidays and other seasonal influences, net earnings for any interim period presented may not be comparable to the same interim period in previous years or necessarily indicative of earnings for the full fiscal year.

Note 2

The following is a summary of the Company’s significant accounting policies that were affected by the Caremark Merger (defined below). Please see the 2006 Form 10-K for a complete discussion of the Company’s other significant accounting policies.

Revenue recognition:

Retail Pharmacy Segment (the “RPS”) ~ The RPS recognizes revenue from the sale of merchandise (other than prescription drugs covered by third party insurance programs) at the time the merchandise is purchased by the retail customer. Revenue from the sale of prescription drugs covered by third party insurance programs is recognized at the time the prescription is filled, which is or approximates when the retail customer picks up the prescription. Revenue generated from the performance of services in the RPS’ healthcare clinics is recognized at the time the services are performed. Customer returns are not material.

Pharmacy Services Segment (the “PSS”) ~ The PSS sells prescription drugs directly through its mail service pharmacies and indirectly through its national retail pharmacy network. The PSS recognizes revenues from prescription drugs sold by its mail service pharmacies and under national retail pharmacy network contracts where the PSS is the principal using the gross method at the contract prices negotiated with its customers. Net revenue from the PSS includes: (i) the portion of the price the customer pays directly to the PSS, net of any volume-related or other discounts paid back to the customer (see “Drug Discounts” below), (ii) the portion of the price paid to the PSS (“Mail Co-payments”) or a third party pharmacy in the PSS’ national retail pharmacy network (“Retail Co-payments”) by individuals included in its customers’ benefit plans and (iii) administrative fees for national retail pharmacy network contracts where the PSS is not the principal as discussed below.

Part I	Item 1

CVS Caremark Corporation

(formerly CVS Corporation)

Notes to Consolidated Condensed Financial Statements

(Unaudited – See accompanying review report of KPMG LLP)

SEC Staff Accounting Bulletins No. 101, “Revenue Recognition in Financial Statements,” and 104, “Revenue Recognition, corrected copy” (“SAB 101” and “SAB 104,” respectively) provide the general criteria for the timing aspect of revenue recognition, including consideration of whether: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller’s price to the buyer is fixed or determinable and (iv) collectibility is reasonably assured. The Company has established the following revenue recognition policies for the PSS in accordance with SAB 101 and SAB 104:

•

Revenues generated from prescription drugs sold by mail service pharmacies are recognized when the prescription is shipped. At the time of shipment, the Company has performed substantially all of its obligations under its customer contracts and does not experience a significant level of reshipments.

•

Revenues generated from prescription drugs sold by third party pharmacies in the PSS’ national retail pharmacy network and associated administrative fees are recognized at the PSS’ point-of sale, which is when the claim is adjudicated by the PSS’ on-line claims processing system.

The PSS determines whether it is the principal or agent for its national retail pharmacy network transactions using the indicators set forth in Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”) on a contract by contract basis. In the majority of its contracts, the PSS has determined it is the principal due to its: (i) being the primary obligor in the arrangement, (ii) having latitude in establishing the price, changing the product or performing part of the service, (iii) having discretion in supplier selection, (iv) having involvement in the determination of product or service specifications and (v) having credit risk. The PSS’ obligations under its customer contracts for which revenues are reported using the gross method are separate and distinct from its obligations to the third party pharmacies under its national retail pharmacy network contracts. Pursuant to these contracts, the PSS is contractually required to pay the third party pharmacies under its national retail pharmacy network contracts for products sold, regardless of whether the PSS is paid by its customers. The PSS’ responsibilities under its customer contracts typically include validating eligibility and coverage levels, communicating the prescription price and the co-payments due to the third party retail pharmacy, identifying possible adverse drug interactions for the pharmacist to address with the physician prior to dispensing, suggesting clinically appropriate generic alternatives where applicable and approving the prescription for dispensing. Although the PSS does not have credit risk with respect to Retail Co-payments, management believes that all of the other indicators of gross revenue reporting are present. For contracts under which the PSS acts as an agent, the PSS records revenues using the net method.

Drug Discounts ~ The PSS deducts from its revenues any discounts paid to its customers as required by Emerging Issues Task Force Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 01-9”). The PSS pays discounts to its customers in accordance with the terms of its customer contracts, which are normally based on a fixed discount per prescription for specific products dispensed or a percentage of manufacturer discounts received for specific products dispensed. The liability for discounts due to the PSS’ customers is included in “Claims and discounts payable” in the accompanying consolidated condensed balance sheets.

Medicare Part D ~ The PSS began participating in the Federal Government’s Medicare Part D program as a Prescription Drug Plan (“PDP”) on January 1, 2006. The PSS’ net revenues include insurance premiums earned by the PDP, which are determined based on the PSS’ annual bid and related contractual arrangements with the Centers for Medicare and Medicaid Services (“CMS”). The insurance premiums include a beneficiary premium, which is the responsibility of the PDP member, but is subsidized by CMS in the case of low-income members, and a direct subsidy paid by CMS. These insurance premiums are recognized in net revenues over the period in which members are entitled to receive benefits. Premiums collected in advance are deferred.

Part I	Item 1

CVS Caremark Corporation

(formerly CVS Corporation)

Notes to Consolidated Condensed Financial Statements

(Unaudited – See accompanying review report of KPMG LLP)

In addition to these premiums, the PSS’ net revenues include co-payments, deductibles and coinsurance (collectively referred to as member responsibility amounts) related to PDP members’ prescription claims. CMS subsidizes certain components of these member responsibility amounts and pays the PSS an estimated prospective subsidy amount each month. The prospective subsidy amounts received from CMS are recorded in “Accrued expenses” in the accompanying consolidated condensed balance sheets to the extent that they differ from amounts earned based on actual claims experience.

The PSS accounts for CMS obligations and member responsibility amounts using the gross method consistent with its revenue recognition policies, including the application of EITF 99-19. Additionally, the PSS includes actual amounts paid by members of its PDP to the third-party pharmacies in its national retail pharmacy network in the total Retail Co-payments included in net revenues.

Cost of revenues:

Retail Pharmacy Segment ~ The RPS’ cost of revenues includes: the cost of merchandise sold during the reporting period and the related purchasing costs, warehousing and delivery costs (including depreciation and amortization) and actual and estimated inventory losses.

Pharmacy Services Segment ~ The PSS’ cost of revenues includes: (i) the cost of prescription drugs sold during the reporting period directly through its mail service pharmacies and indirectly through its national retail pharmacy network, (ii) shipping and handling costs and (iii) the operating costs of its mail service pharmacies and customer service operations and related information technology support costs (including depreciation and amortization). The cost of prescription drugs sold component of cost of revenues includes: (i) the cost of the prescription drugs purchased from manufacturers or distributors and shipped to participants in customers’ benefit plans from the PSS’ mail service pharmacies, net of any volume-related or other discounts (see “Drug Discounts” above) and (ii) the cost of prescription drugs sold (including Retail Co-payments) through the PSS’ national retail pharmacy network under contracts where it is the principal, net of any volume-related or other discounts.

Vendor allowances and purchase discounts:

Retail Pharmacy Segment ~ The RPS accounts for vendor allowances and purchase discounts under the guidance provided by EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” and EITF Issue No. 03-10, “Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.” Vendor allowances reduce the carrying cost of inventory unless they are specifically identified as a reimbursement for promotional programs and/or other services provided. Funds that are directly linked to advertising commitments are recognized as a reduction of advertising expense in the operating expenses line when the related advertising commitment is satisfied. Any such allowances received in excess of the actual cost incurred also reduce the carrying cost of inventory. The total value of any upfront payments received from vendors that are linked to purchase commitments is initially deferred. The deferred amounts are then amortized to reduce cost of revenues over the life of the contract based upon purchase volume. The total value of any upfront payments received from vendors that are not linked to purchase commitments is also initially deferred. The deferred amounts are then amortized to reduce cost of revenues on a straight-line basis over the life of the related contract. The total amortization of these upfront payments was not material to the accompanying consolidated condensed financial statements.

Part I	Item 1

CVS Caremark Corporation

(formerly CVS Corporation)

Notes to Consolidated Condensed Financial Statements

(Unaudited – See accompanying review report of KPMG LLP)

Pharmacy Services Segment ~ The PSS receives purchase discounts on products purchased. The PSS’ contractual arrangements with vendors, including manufacturers, wholesalers and retail pharmacies, normally provide for the PSS to receive purchase discounts from established list prices in one, or a combination of, the following forms: (i) a direct discount at the time of purchase, (ii) a discount for the prompt payment of invoices or (iii) when products are purchased indirectly from a manufacturer (e.g., through a wholesaler or retail pharmacy), a discount (or rebate) paid subsequent to dispensing. These rebates are recognized when prescriptions are dispensed and are generally calculated and billed to manufacturers within 30 days of the end of each completed quarter. Historically, the effect of adjustments resulting from the reconciliation of rebates recognized to the amounts billed and collected has not been material to the PSS’ results of operations. The PSS accounts for the effect of any such differences as a change in accounting estimate in the period the reconciliation is completed. The PSS also receives additional discounts under its wholesaler contract if it exceeds contractually defined annual purchase volumes.

The PSS earns purchase discounts at various points in its business cycle (e.g., when the product is purchased, when the vendor is paid or when the product is dispensed) for products sold through its mail service pharmacies and third party pharmacies included its national retail pharmacy network. In addition, the PSS receives fees from pharmaceutical manufacturers for administrative services. Purchase discounts and administrative service fees are recorded as a reduction of “Cost of revenues” as required by EITF 02-16.

Shares held in trust ~ As a result of the Caremark Merger, the Company maintains grantor trusts, which held approximately 9.2 million shares of its common stock at June 30, 2007. These shares are designated for use under various employee compensation plans. Since the Company holds these shares, they are excluded from the computation of basic and diluted shares outstanding.

Reclassifications ~ Certain reclassifications have been made to the consolidated condensed financial statements of prior periods to conform to the current period presentation.

Note 3

Effective March 22, 2007, pursuant to the Agreement and Plan of Merger dated as of November 1, 2006, as amended (the “Merger Agreement”), Caremark Rx, Inc. (“Caremark”) was merged with and into a newly formed subsidiary of CVS Corporation, with the CVS subsidiary continuing as the surviving entity (the “Caremark Merger”). Immediately following the merger, the Company changed its name to CVS Caremark Corporation.

Under the terms of the Merger Agreement, Caremark shareholders received 1.67 shares of common stock, par value $0.01 per share, of the Company for each share of common stock of Caremark, par value $0.001 per share, issued and outstanding immediately prior to the effective time of the merger. In addition, Caremark shareholders of record as of the close of business on the day immediately preceding the closing date of the merger received a special cash dividend of $7.50 per share. The special cash dividend was funded through a combination of proceeds received from issuing commercial paper, available Caremark cash and borrowings under a bridge loan facility.

The merger was accounted for using the purchase method of accounting under U.S. Generally Accepted Accounting Principles. Under the purchase method of accounting, CVS Corporation is considered the acquirer of Caremark for accounting purposes and the total purchase price will be allocated to the assets acquired and liabilities assumed from Caremark based on their fair values as of March 22, 2007. Under the purchase method of accounting, the total consideration was approximately $26.9 billion and includes amounts related to Caremark common stock ($23.3 billion), Caremark stock options ($0.6 billion), the special cash dividend ($3.2 billion), less shares held in trust ($0.3 billion). The consideration associated with the common stock and stock options was based on the average closing price of CVS common stock for the five trading days ending February 14, 2007, which was $32.67 per share. The results of the operations of Caremark have been included in the consolidated condensed statements of operations since March 22, 2007.

Part I	Item 1

CVS Caremark Corporation

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

Estimated Assets Acquired and Liabilities Assumed as of March 22, 2007

(In millions)
Cash and cash equivalents	$1,293.4
Short-term investments	27.5
Accounts receivable	2,472.7
Inventories	442.3
Deferred tax asset	112.9
Other current assets	32.5

Total current assets	4,381.3
Property and equipment	214.7
Goodwill	20,238.1
Intangible assets (1)	10,237.0
Other assets	68.0

Total assets acquired	35,139.1

Accounts payable	1,000.1
Claims and discounts payable	2,430.1
Accrued expenses (2)	933.5

Total current liabilities	4,363.7
Deferred tax liability	3,828.0
Other long-term liabilities	96.8

Total liabilities	8,288.5

Net assets acquired	26,850.6

(1)	Intangible assets include customer contracts and relationships ($3,670.0 million) with an estimated weighted average life of 15.6 years, proprietary technology ($134.8 million) with an estimated weighted average life of five years, favorable leaseholds ($24.2 million) with an estimated weighted average life of 11.5 years, covenants not to compete ($10.0 million) with an estimated average life of 5 years and trade names ($6,398.0 million), which are indefinitely lived. These values and estimated lives are preliminary and are subject to change based on the results of the final valuation.

(2)	Accrued expenses currently include $35.3 million for estimated severance, benefits and outplacement costs for approximately 209 Caremark employees that have been or will be terminated. The amount accrued and the number of employees affected will continue to increase as exit plans are finalized and communicated. As of June 30, 2007, $0.7 million of the liability has been settled with cash payments. The remaining liability will require future cash payments through 2008.

Part I	Item 1

CVS Caremark Corporation

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

In conjunction with the acquisition of the Standalone Drug Business, during fiscal 2006, the Company recorded a $55.0 million liability for the estimated costs associated with the non-cancelable lease obligations of 94 acquired stores that the Company does not intend to operate. As of June 30, 2007, 77 of these locations have been closed and $1.3 million of this liability has been settled with cash payments. The $55.2 million remaining liability, which includes $2.1 million of interest accretion, will require future cash payments through 2033, unless settled prior thereto. The Company believes the remaining liability is adequate to cover the remaining costs associated with the related activities.

THE FOLLOWING PRO FORMA COMBINED RESULTS OF OPERATIONS HAVE BEEN PROVIDED FOR ILLUSTRATIVE PURPOSES ONLY AND DO NOT PURPORT TO BE INDICATIVE OF THE ACTUAL RESULTS THAT WOULD HAVE BEEN ACHIEVED BY THE COMBINED COMPANY FOR THE PERIODS PRESENTED OR THAT WILL BE ACHIEVED BY THE COMBINED COMPANY IN THE FUTURE:

	13 weeks ended	26 weeks ended
(In millions, except per share amounts)	July 1, 2006	June 30, 2007	July 1, 2006
Pro forma:
Net revenues	$19,899.1	$41,361.0	$39,154.9
Net earnings	541.5	1,370.9	1,047.4

Basic earnings per share	$0.35	$0.90	$0.67
Diluted earnings per share	0.34	0.88	0.66

(1)	The pro forma combined results of operations assume that the Caremark Merger and the acquisition of the Standalone Drug Business occurred at the beginning of each period presented. These results have been prepared by adjusting the historical results of the Company to include the historical results of Caremark and the Standalone Drug Business, the incremental interest expense and the impact of the preliminary purchase price allocation discussed above.

(2)	Inter-company revenues that occur when a Caremark customer uses a CVS/pharmacy retail store to purchase covered products were eliminated. These adjustments had no impact on pro forma net earnings or pro forma earnings per share.

(3)	The pro forma combined results of operations do not include any cost savings that may result from the combination of the Company and Caremark or any estimated costs that will be incurred by the Company to integrate the businesses.

(4)	The pro forma combined results of operations for the twenty-six weeks ended June 30, 2007, exclude $80.3 million pre-tax ($48.8 million after-tax) of stock option expense associated with the accelerated vesting of certain Caremark stock options, which vested upon consummation of the merger due to change in control provisions included in the underlying Caremark stock option plans. The pro forma combined results for the twenty-six weeks ended June 30, 2007 also exclude $42.9 million pre-tax ($29.3 million after-tax) related to change in control payments due upon the consummation of the merger due to change in control provisions in certain Caremark employment agreements. In addition, the pro forma combined results of operations for the twenty-six weeks ended June 30, 2007, exclude merger-related costs of $110.9 million pre-tax ($77.9 million after-tax), which primarily consist of investment banker fees, legal fees, accounting fees and other merger-related costs incurred by Caremark.

Part I	Item 1

CVS Caremark Corporation

(formerly CVS Corporation)

Notes to Consolidated Condensed Financial Statements

(Unaudited – See accompanying review report of KPMG LLP)

Note 4

In connection with the Caremark Merger, on March 28, 2007, the Company commenced a tender offer to purchase up to 150 million shares, or about 10%, of its outstanding common stock at a price of $35.00 per share. The offer to purchase the shares expired on April 24, 2007 and resulted in approximately 10.3 million shares being tendered. The shares were placed into the Company’s treasury account.

On May 9, 2007, the Company’s Board of Directors authorized a share repurchase program for up to $5.0 billion of outstanding common stock.

On May 13, 2007, the Company entered into a $2.5 billion fixed dollar accelerated share repurchase (“ASR”) agreement with Lehman Brothers, Inc. (“Lehman”). The ASR agreement contains provisions that establish the minimum and maximum number of shares that will be repurchased during the term of the ASR agreement. Pursuant to the terms of the ASR agreement, on May 14, 2007, the Company paid $2.5 billion to Lehman in exchange for Lehman delivering 45.6 million shares of common stock to the Company. On June 7, 2007, upon establishment of the minimum number of shares to be repurchased, Lehman delivered an additional 16.1 million shares of common stock to the Company. The aggregate 61.7 million shares of common stock delivered to the Company by Lehman, were placed into the Company’s treasury account. The Company may receive up to 6.8 million additional shares of common stock, depending on the market price of the common stock over the term of the ASR program, which is currently expected to conclude during the third quarter of 2007.

On May 22, 2007, the Company issued $1.75 billion of Floating Rate Senior Notes due June 1, 2010, $1.75 billion of 5.75% unsecured senior notes due June 1, 2017, and $1.0 billion of 6.250% unsecured senior notes due June 1, 2027 (collectively the “Notes”). On May 22, 2007, the Company also entered into an Underwriting Agreement with Lehman Brothers, Inc., Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, BNY Capital Markets, Inc., and Wachovia Capital Markets, LLC, as representatives of the Underwriters pursuant to which the Company agreed to issue and sell $1.0 billion of Enhanced Capital Advantaged Preferred Securities (“ECAPS”) due June 1, 2062 to the underwriters. The ECAPS bear interest at 6.302% per year until June 1, 2012 at which time they will pay interest based on a floating rate. The Notes and the ECAPS pay interest semiannually and may be redeemed at any time, in whole or in part, at a defined redemption price plus accrued interest. The net proceeds from the Notes and ECAPS were used to repay the bridge credit facility and commercial paper borrowings.

Note 5

As of June 30, 2007, the Company operated 6,230 retail and specialty drug stores, 22 specialty mail order pharmacies and 10 mail service pharmacies in 44 states and the District of Columbia. The Company currently operates two business segments: Retail Pharmacy and Pharmacy Services. The Company’s business segments are operating units that offer different products and services and require distinct technology and marketing strategies.

As of June 30, 2007, the Retail Pharmacy Segment included 6,177 retail drugstores, the Company’s online retail website, CVS.com® and its retail healthcare clinics. The retail healthcare clinics utilize nationally recognized medical protocols to diagnose and treat minor health conditions and are staffed by board-certified nurse practitioners and physician assistants. The retail healthcare clinics operate under the MinuteClinic® name and include 196 clinics located in 20 states, 176 of which are located within the Company’s retail drugstores. The retail drugstores are located in 40 states and the District of Columbia and operate under the CVS® or CVS/pharmacy® name.

Part I	Item 1

CVS Caremark Corporation

(formerly CVS Corporation)

Notes to Consolidated Condensed Financial Statements

(Unaudited – See accompanying review report of KPMG LLP)

The Pharmacy Services Segment provides a full range of pharmacy benefit management services to employers, managed care providers and other organizations. These services include mail order pharmacy services, specialty pharmacy services, plan design and administration, formulary management and claims processing, as well as providing insurance and reinsurance services in conjunction with prescription drug benefit plans. The specialty pharmacy business focuses on supporting individuals that require complex and expensive drug therapies. Currently, the Pharmacy Services segment operates under the Caremark Pharmacy Services®, PharmaCare Management Services® and PharmaCare Pharmacy® names. As of June 30, 2007, the Pharmacy Services Segment included 53 retail specialty drugstores, 22 specialty mail order pharmacies and 10 mail service pharmacies located in 26 states and the District of Columbia.

The Company evaluates segment performance based on net revenues, gross profit and operating profit before the effect of certain intersegment activities and charges.

Following is a reconciliation of the Company’s business segments to the accompanying consolidated condensed financial statements:

(In millions)	Retail Pharmacy Segment	Pharmacy Services Segment (1)	Intersegment Eliminations (2)	Consolidated Totals
13 weeks ended:
June 30, 2007:
Net revenues	$11,249.7	$10,554.1	$(1,100.5)	$20,703.3
Gross profit	3,295.7	862.8	—	4,158.5
Operating profit	727.8	582.0	—	1,309.8
July 1, 2006:
Net revenues	$9,740.5	$854.8	$(30.9)	$10,564.4
Gross profit	2,687.1	107.6	—	2,794.7
Operating profit	522.2	72.8	—	595.0

26 weeks ended:
June 30, 2007:
Net revenues	$22,488.9	$12,664.4	$(1,261.4)	$33,891.9
Gross profit	6,401.4	1,060.3	—	7,461.7
Operating profit	1,353.7	692.6	—	2,046.3
July 1, 2006:
Net revenues	$18,872.0	$1,744.9	$(72.6)	$20,544.3
Gross profit	5,187.5	202.0	—	5,389.5
Operating profit	1,025.3	130.2	—	1,155.5

Total assets:
June 30, 2007	$19,483.8	$35,350.8	$(228.6)	$54,606.1
December 30, 2006	19,038.8	1,531.0	—	20,569.8

Goodwill:
June 30, 2007	$2,611.0	$20,861.0	$—	$23,472.1
December 30, 2006	2,572.4	622.8	—	3,195.2

(1)	Net revenues of the Pharmacy Services Segment include approximately $1,412.1 million and $1,568.1 million of Retail Co-payments for the thirteen and twenty-six weeks ended June 30, 2007, respectively.

(2)	Intersegment eliminations relate to intersegment revenues and accounts receivables that occur when a Pharmacy Services Segment customer uses a Retail Pharmacy Segment store to purchase covered products. When this occurs, both segments record the revenue on a stand-alone basis.

Part I	Item 1

CVS Caremark Corporation

(formerly CVS Corporation)

Notes to Consolidated Condensed Financial Statements

(Unaudited – See accompanying review report of KPMG LLP)

Note 6

The Company accounts for goodwill and intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” As such, goodwill and other indefinitely-lived intangible assets are not amortized, but are subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate that the assets may be impaired. During the third quarter of 2006, the Company performed its required annual goodwill impairment test, which concluded there was no impairment.

As of June 30, 2007, the carrying amount of goodwill was $23.5 billion, compared to $3.2 billion at December 30, 2006. The increase in the carrying amount of goodwill during the twenty-six weeks ended June 30, 2007 was primarily due to the Caremark Merger and $30.5 million of adjustments related to the acquisition of the Standalone Drug Business. There has been no impairment of goodwill during the twenty-six weeks ended June 30, 2007.

Intangible assets other than goodwill are required to be separated into two categories: finite-lived and indefinitely-lived assets. Intangible assets with finite useful lives are amortized over their estimated useful life, while intangible assets with indefinite useful lives are not amortized.

Following is a summary of the Company’s intangible assets as of the respective balance sheet dates:

	As of June 30, 2007		As of December 30, 2006
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks (indefinitely- lived)	$6,398.0	—	$—	$—
Customer contracts and relationships and Covenants not to compete	5,187.1	(709.6)	1,457.6	(563.4)
Favorable leases and Other	644.2	(141.9)	552.2	(128.2)

	$12,229.3	$(851.5)	$2,009.8	$(691.6)

The amortization expense related to finite-lived intangible assets for the thirteen and twenty-six weeks ended June 30, 2007 was $112.7 million and $159.9 million, respectively. The anticipated annual amortization expense for these finite-lived intangible assets is $375.3 million, $423.4 million, $413.9 million, $402.9 million, $394.0 million and $375.1 million in 2007, 2008, 2009, 2010, 2011 and 2012, respectively. The increase in intangible assets during the twenty-six weeks ended June 30, 2007 was primarily due to the Caremark Merger. The values and estimated lives of the intangible assets recorded in connection with the Caremark Merger are preliminary and are subject to change based on the results of the final valuation. Please see Note 3 for additional information.

Note 7

Accumulated other comprehensive loss consists of unrealized losses on derivatives and amounts related to the Company’s pension and postretirement plans. The amount related to the Company’s pension and postretirement plans totaled $87.4 million pre-tax ($55.4 million after-tax) as of June 30, 2007 and December 30, 2006. The unrealized loss on derivatives totaled $24.5 million pre-tax ($15.5 million after-tax) and $27.2 million pre-tax ($17.2 million after-tax) as of June 30, 2007 and December 30, 2006, respectively.

Part I	Item 1

CVS Caremark Corporation

(formerly CVS Corporation)

Notes to Consolidated Condensed Financial Statements

(Unaudited – See accompanying review report of KPMG LLP)

Following are the changes in comprehensive income:

	13 weeks ended		26 weeks ended
(In millions)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net earnings, as reported	$723.6	$337.9	$1,132.5	$667.5
Other comprehensive loss:
Unrealized gain on derivatives	—	4.3	—	4.3
Recognition of unrealized loss on derivatives	0.8	0.7	1.6	1.4

Total comprehensive income, net of taxes	$724.4	$342.9	$1,134.1	$673.2

As of June 30, 2007, the Company had no freestanding derivatives in place.

Note 8

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). Compensation expense related to stock options, which includes the 1999 Employee Stock Purchase Plan (“ESPP”) for the thirteen and twenty-six weeks ended June 30, 2007 totaled $22.2 million and $35.3 million, respectively. Compensation expense related to stock options for the thirteen and twenty-six weeks ended July 1, 2006 totaled $13.8 million and $27.5 million, respectively. Compensation expense related to restricted stock awards for the thirteen and twenty-six weeks ended June 30, 2007, totaled $5.5 million and $15.7 million, respectively, compared to $2.5 million and $4.3 million for the thirteen and twenty-six weeks ended July 1, 2006. During the thirteen weeks ended June 30, 2007, the Company granted 11.5 million stock options with a weighted average fair value of $9.92 under the Company’s 1997 Incentive Compensation Plan. In accordance with SFAS 123(R), compensation expense is recognized on a straight-line basis over the employee's vesting period or to the employee's retirement eligible date, if earlier.

Note 9

Following are the components of net interest expense:

	13 weeks ended		26 weeks ended
(In millions)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Interest expense	$113.8	$43.7	$185.4	$67.2
Interest income	(7.9)	(5.3)	(15.6)	(7.7)

Interest expense, net	$105.9	$38.4	$169.8	$59.5

Part I	Item 1

CVS Caremark Corporation

(formerly CVS Corporation)

Notes to Consolidated Condensed Financial Statements

(Unaudited – See accompanying review report of KPMG LLP)

Note 10

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), at the beginning of fiscal year 2007. As a result of the implementation, the Company reduced its reserves for uncertain income tax positions by approximately $4 million, which was accounted for as an increase to the December 31, 2006 balance of retained earnings. The Company’s income tax reserve balance was approximately $43 million at the beginning of fiscal year 2007. During the twenty-six weeks ended June 30, 2007, the balance of the reserve increased to approximately $255 million, primarily as a result of the Caremark Merger.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and local jurisdictions. Substantially all material state and local income tax matters have been concluded for fiscal years through 1992.

On March 30, 2007, the Internal Revenue Service (the “IRS”) completed an examination of the consolidated U.S. income tax returns for AdvancePCS and its subsidiaries for the tax years ended March 31, 2002, March 31, 2003 and March 24, 2004, the date on which Caremark acquired AdvancePCS. In July 2007, the IRS completed an examination of the Company’s consolidated U.S. income tax returns for fiscal years 2004 and 2005.

During 2007, the IRS commenced an examination of the consolidated U.S. income tax return of the Company for fiscal year 2007 pursuant to the Compliance Assurance Process (“CAP”) program. The CAP program is a voluntary program under which taxpayers seek to resolve all or most issues with the IRS prior to the filing of their U.S. income tax returns in lieu of being audited in the traditional manner. In addition to the CAP examination, the IRS is examining the Company’s consolidated U.S. income tax return for fiscal year 2006 and the consolidated U.S. income tax returns of Caremark for fiscal years 2004 and 2005, which benefit from net operating loss carry-forwards going back to 1993. It is anticipated that these examinations will be completed in 2008. The Company and its subsidiaries are also currently under examination by various state and local jurisdictions. As of June 30, 2007, no federal, state or local examination has resulted in any proposed adjustments that would result in a material change to the Company’s results of operations, financial condition, or liquidity.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. During the twenty-six weeks ended June 30, 2007, the Company recognized interest of approximately $9 million. The Company had approximately $37 million accrued for interest and penalties as of June 30, 2007.

There are no material reserves established at June 30, 2007 for income tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. If present, such items would impact deferred tax accounting, not the annual effective income tax rate, and would accelerate the payment of cash to the taxing authority to an earlier period.

The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is approximately $29 million, after considering the federal benefit of state income taxes.

We are currently unable to estimate whether there will be any significant changes in the amount of unrecognized tax benefits over the next twelve months. Pursuant to FASB Statement No. 141, “Business Combinations,” and EITF No. 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination” (“EITF 93-7”), any income tax adjustments related to Caremark’s pre-acquisition tax periods will result in modifications to the assets acquired and liabilities assumed in connection with the Caremark Merger.

Part I	Item 1

CVS Caremark Corporation

(formerly CVS Corporation)

Notes to Consolidated Condensed Financial Statements

(Unaudited – See accompanying review report of KPMG LLP)

Note 11

Basic earnings per common share is computed by dividing: (i) net earnings, after deducting the after-tax Employee Stock Ownership Plan (“ESOP”) preference dividends, by (ii) the weighted average number of common shares outstanding during the period (the “Basic Shares”).

When computing diluted earnings per common share, the Company assumes the ESOP preference stock is converted into common stock and all dilutive stock awards are exercised. After the assumed ESOP preference stock conversion, the ESOP Trust would hold common stock rather than ESOP preference stock and would receive common stock dividends ($0.2288 and $0.1550 annually per share in 2007 and 2006, respectively) rather than ESOP preference stock dividends (currently $3.90 annually per share). Since the ESOP Trust uses the dividends it receives to service its debt, the Company would have to increase its contribution to the ESOP Trust to compensate it for the lower dividends. This additional contribution would reduce the Company’s net earnings, which in turn, would reduce the amounts that would have to be accrued under the Company’s incentive compensation plans.

Diluted earnings per common share is computed by dividing: (i) net earnings, after accounting for the difference between the dividends on the ESOP preference stock and common stock and after making adjustments for the incentive compensation plans, by (ii) Basic Shares plus the additional shares that would be issued assuming that all dilutive stock awards are exercised and the ESOP preference stock is converted into common stock. Options to purchase 13.2 million and 7.6 million shares of common stock were outstanding but were not included in the calculation of diluted earnings per share for the thirteen and twenty-six weeks ended June 30, 2007, respectively, because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Similarly, options to purchase 11.8 million and 9.3 million shares of common stock were outstanding but were not included in the calculation of diluted earnings per share for the thirteen and twenty-six weeks ended July 1, 2006, respectively.

Following is a reconciliation of basic and diluted earnings per common share for the respective periods:

	13 weeks ended		26 weeks ended
(In millions, except per share amounts)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Numerator for earnings per common share calculation:
Net earnings	$723.6	$337.9	$1,132.5	$667.5
Preference dividends, net of income tax benefit	(3.5)	(3.5)	(7.0)	(7.0)

Net earnings available to common shareholders, basic	$720.1	$334.4	$1,125.5	$660.5
Net earnings	$723.6	$337.9	$1,132.5	$667.5
Dilutive earnings adjustments	(0.8)	(1.1)	(1.9)	(2.1)

Net earnings available to common shareholders, diluted	$722.8	$336.8	$1,130.6	$665.4

Denominator for earnings per common share calculation:
Weighted average common shares, basic	1,492.4	818.9	1,199.2	817.9
Effect of dilutive securities:
Restricted stock units	3.1	2.3	3.2	2.3
ESOP preference stock	18.1	19.0	18.2	19.1
Stock options	28.9	10.4	20.8	10.4

Weighted average common shares, diluted	1,542.5	850.6	1,241.4	849.7

Basic earnings per common share	$0.48	$0.41	$0.94	$0.81

Diluted earnings per common share	$0.47	$0.40	$0.91	$0.78

Part I	Item 1

CVS Caremark Corporation

(formerly CVS Corporation)

Notes to Consolidated Condensed Financial Statements

(Unaudited – See accompanying review report of KPMG LLP)

Note 12

1.	On November 1, 2006, CVS and Caremark entered into a definitive merger agreement, and the merger closed on March 22, 2007 following receipt of required shareholder approvals. Prior to approval and closing of the merger, several putative class action lawsuits were filed in the Tennessee state court, the Tennessee federal court and the Delaware Chancery Court alleging, among other things, that Caremark’s board of directors breached their fiduciary duties by approving the merger. The Tennessee state and federal cases were either stayed or held in abeyance pending the outcome of the Delaware Chancery Court litigation. The Delaware case was filed by the Louisiana Municipal Police Employees’ Retirement System and later joined by R.W. Lodge of Free & Accepted Masons of Pennsylvania, purportedly on behalf of Caremark’s stockholders. On March 8, 2007, the parties reached an agreement in principle to settle the Delaware case and informed the Delaware Chancery Court of their agreement. A stipulation of settlement was entered into by the parties on April 13, 2007, which provided, among other things, that (1) the plaintiffs will dismiss the case and release the defendants from claims asserted in the action, and (2) the defendants will not oppose plaintiffs’ petition for an award of attorneys’ fees and expenses not to exceed $20 million. On June 8, 2007, the Delaware Chancery Court conducted a telephonic hearing and approved the settlement. In addition, a separate lawsuit was filed in the Delaware Chancery Court prior to the merger by Express Scripts and its law firm Skadden, Arps, Slate, Meagher & Flom LLP against Caremark, CVS and Caremark’s directors alleging that Caremark’s directors breached their fiduciary duties by entering into the CVS merger. Express Scripts made an unsolicited bid to acquire Caremark following announcement of the CVS merger, and the plaintiffs in this lawsuit sought, among other things, declaratory and injunctive relief to prevent the CVS merger. The Delaware Chancery Court did not grant the declaratory or injunctive relief requested by the plaintiffs, and efforts by the plaintiffs to appeal the decision were denied by both the Chancery Court and the Delaware Supreme Court.

2.	In May 2006, Caremark received a document subpoena from the United States Attorney’s Office for the Southern District of New York requesting information relating to Caremark’s stock option granting practices and an informal inquiry from the Securities and Exchange Commission requesting information relating to Caremark’s stock option granting practices and its relocation program. Caremark has cooperated with these requests and cannot predict the timing or outcome of the review of information provided.

3.	Following receipt of the stock option inquiries described in (2) above, a number of shareholder derivative lawsuits were filed in the Tennessee state court and the Tennessee federal court against Caremark and various officers and directors of Caremark seeking, among other things, a declaration that the directors breached their fiduciary duties, imposition of a constructive trust upon any illegal profits received by the defendants and punitive and other damages. The cases brought in the Tennessee federal court were consolidated into one action, and the consolidated action was voluntarily dismissed without prejudice by the plaintiffs in March 2007. The cases brought in the Tennessee state court were also consolidated into one action, and the plaintiffs amended their complaint to add CVS and its directors as defendants and to allege class action claims. In March 2007, the court issued a temporary restraining order imposing a constructive trust over proceeds allegedly gained by the defendants during the period of alleged stock option backdating, holding that a conditional class action is proper and arguably enjoining Caremark and other defendants from settling the Delaware merger-related litigation described in (1) above. This order was subsequently modified to allow the Delaware settlement to be executed and filed with the Delaware court. A stipulation

Part I	Item 1

CVS Caremark Corporation

(formerly CVS Corporation)

Notes to Consolidated Condensed Financial Statements

(Unaudited – See accompanying review report of KPMG LLP)

of settlement was entered into by the parties on July 5, 2007, which provides, among other things, that (1) the plaintiffs will dismiss the case and release the defendants from claims asserted in the action, (2) the temporary restraining order will be vacated, (3) defendants will agree to maintain for at least four years a number of corporate governance provisions relating to the granting, exercise and disclosure of stock option awards and (4) the defendants will not oppose plaintiffs’ petition for an award of attorneys’ fees and expenses not to exceed $7.5 million. As part of the settlement, the defendants specifically deny any liability or wrongdoing with respect to all claims alleged in the litigation, including claims relating to stock option backdating, and acknowledge that they are entering into the settlement solely to avoid the distraction, burden and expense of the pending litigation. The settlement is subject to the court’s approval, and a hearing to determine whether the settlement should be approved is scheduled for October 5, 2007.

4.	Caremark’s subsidiary Caremark Inc. has been named as a defendant in a qui tam lawsuit initially filed by a relator in Texas federal court in 1999. The case was unsealed in May 2005. The case seeks money damages and alleges that Caremark’s processing of Medicaid and certain other government claims on behalf of its clients violates applicable federal or state false claims acts and fraud statutes. The U.S. Department of Justice and the States of Texas, Tennessee, Florida, Arkansas, Louisiana and California intervened in the lawsuit, but Tennessee and Florida withdrew from the lawsuit in August 2006 and May 2007, respectively. A phased approach to discovery is ongoing.

5.	Caremark’s subsidiary Caremark Inc. has been named in a putative class action lawsuit filed in Tennessee federal court by an individual named Robert Moeckel, purportedly on behalf of the John Morrell Employee Benefits Plan, which is an employee benefit plan sponsored by a former Caremark client. The lawsuit, which seeks unspecified damages and injunctive relief, alleges that Caremark acts as a fiduciary under ERISA and has breached certain alleged fiduciary duties under ERISA. This lawsuit makes allegations similar to those made in prior cases against Caremark’s subsidiaries Caremark Inc. and AdvancePCS, which have been dismissed based on substantive rulings that the applicable subsidiary does not act as an ERISA fiduciary, dismissed based on threshold procedural grounds or dismissed voluntarily by the plaintiffs.

6.	In 2004, Caremark received CIDs or similar requests for information relating to certain PBM business practices of its Caremark Inc. and AdvancePCS subsidiaries under state consumer protection statutes from 28 states plus the District of Columbia. Caremark continues to cooperate with these requests and cannot predict the timing or outcome of the review of the requested information.

7.	Caremark was named in a putative class action lawsuit filed in 2003 in Alabama state court by John Lauriello, purportedly on behalf of participants in the 1999 settlement of various securities class action and derivative lawsuits against Caremark and others. Other defendants include insurance companies that provided coverage to Caremark with respect to the settled lawsuits. The Lauriello lawsuit seeks approximately $3.2 billion in compensatory damages plus other non-specified damages based on allegations that the amount of insurance coverage available for the settled lawsuits was misrepresented and suppressed. A similar lawsuit was filed the next month by Frank McArthur, also in Alabama state court, naming Caremark, several insurance companies and attorneys and law firms involved in the 1999 settlement. This lawsuit was subsequently stayed by the court as a later-filed class action.

Part I	Item 1

CVS Caremark Corporation

(formerly CVS Corporation)

Notes to Consolidated Condensed Financial Statements

(Unaudited – See accompanying review report of KPMG LLP)

In 2005, the trial court in the Lauriello case issued an order allowing the Lauriello case to proceed on behalf of the settlement class in the 1999 securities class action. McArthur then sought to intervene in the Lauriello case and to challenge the adequacy of Lauriello as class representative and his lawyers as class counsel. The trial court denied McArthur’s motion to intervene, but the Alabama Supreme Court subsequently ordered the lower court to vacate its prior order on class certification and allow McArthur to intervene. Caremark and other defendants have filed motions to dismiss the complaint in intervention filed by McArthur, and these motions are pending.

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

9.	Caremark and its subsidiaries Caremark Inc. and AdvancePCS have been named in a putative class action lawsuit filed in California state court by an individual named Robert Irwin, purportedly on behalf of California members of non-ERISA health plans and/or all California taxpayers. The lawsuit, which also names other PBMs as defendants, alleges violations of California’s unfair competition laws and challenges alleged business practices of PBMs, including practices relating to pricing, rebates, formulary management, data utilization and accounting and administrative processes. Discovery in the case is ongoing.

10.	The Company has been named in a putative class action lawsuit filed in California state court by Gabe Tong, purportedly on behalf of current and former pharmacists working in the Company’s California stores. The lawsuit alleges that CVS failed to provide pharmacists in the purported class with meal and rest periods or to pay overtime as required under California law. Discovery in the case is ongoing. In addition, the Company is party to other employment litigation arising in the normal course of its business. The Company cannot predict the outcome of any of these employment litigation matters at this time; however, none of these matters are expected to be material to the Company.

Part I	Item 1

CVS Caremark Corporation

(formerly CVS Corporation)

Notes to Consolidated Condensed Financial Statements

(Unaudited – See accompanying review report of KPMG LLP)

11.	The Company is also a party to other litigation arising in the normal course of its business, none of which is expected to be material to the Company. The Company can give no assurance, however, that our operating results and financial condition will not be materially adversely affected, or that we will not be required to materially change our business practices, based on: (i) future enactment of new healthcare or other laws or regulations; (ii) the interpretation or application of existing laws or regulations, as they may relate to our business or the pharmacy services industry; (iii) pending or future federal or state governmental investigations of our business or the pharmacy services industry; (iv) institution of government enforcement actions against us; (v) adverse developments in any pending qui tam lawsuit against us, whether sealed or unsealed, or in any future qui tam lawsuit that may be filed against us; or (vi) adverse developments in other pending or future legal proceedings against us or affecting the pharmacy services industry.

Part I

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

CVS Caremark Corporation:

We have reviewed the consolidated condensed balance sheet of CVS Caremark Corporation and subsidiaries (formerly CVS Corporation) as of June 30, 2007, and the related consolidated condensed statements of operations and cash flows for the thirteen and twenty-six week periods ended June 30, 2007 and July 1, 2006. These consolidated condensed financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CVS Caremark Corporation and subsidiaries (formerly CVS Corporation) as of December 30, 2006 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the fifty-two week period then ended (not presented herein); and in our report dated February 27, 2007 we expressed an unqualified opinion on those consolidated financial statements. Such report includes an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share based Payment,” effective January 1, 2006. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 30, 2006, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP
KPMG LLP

Providence, Rhode Island

August 6, 2007

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion explains the material changes in our results of operations for the thirteen and twenty-six weeks ended June 30, 2007 and July 1, 2006 and the significant developments affecting our financial condition since December 30, 2006. We strongly recommend that you read our audited consolidated financial statements and footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Exhibit 13 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (the “2006 Form 10-K”) along with this report.

Introduction

Our Company operates the largest retail pharmacy business (based on store count) and one of the largest pharmacy benefit management businesses in the United States.

Our retail pharmacy business sells prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, film and photo finishing services, seasonal merchandise, greeting cards and convenience foods through our CVS/pharmacy® retail stores and online through CVS.com®. We also provide healthcare services through our 196 MinuteClinic® healthcare clinics, 176 of which are located in CVS/pharmacy retail stores.

Our pharmacy services business provides a full range of pharmacy benefit management services including mail order pharmacy services, specialty pharmacy services, plan design and administration, formulary management and claims processing. Our customers are primarily employers, insurance companies, unions, government employee groups, managed care organizations and other sponsors of health benefit plans and individuals throughout the United States. In addition, through our SilverScript insurance subsidiary, we are a national provider of drug benefits to eligible beneficiaries under the Federal Government’s Medicare Part D program. Our specialty pharmacies support individuals that require complex and expensive drug therapies. Our pharmacy services business operates a national retail pharmacy network with over 60,000 participating pharmacies (including CVS/pharmacy stores). We also provide disease management programs for 27 conditions through our Accordant® disease management offering. Twenty-one of these programs are accredited by the National Committee for Quality Assurance. Currently, the pharmacy services business operates under the Caremark Pharmacy Services®, PharmaCare Management Services® and PharmaCare Pharmacy® names. As of June 30, 2007, the Pharmacy Services segment included 53 retail specialty pharmacy stores, 22 specialty mail order pharmacies and 10 mail service pharmacies located in 26 states and the District of Columbia.

The retail pharmacy and pharmacy services businesses are highly competitive. We believe that we compete principally on the basis of: (i) store location and convenience; (ii) customer/client service and satisfaction, (iii) product selection and variety; and (iv) price. In each of the markets we serve, we compete with independent and other retail drugstore chains, supermarkets, convenience stores, pharmacy benefit managers and other mail order prescription providers, discount merchandisers, membership clubs and Internet pharmacies.

As of June 30, 2007, we operated 6,230 retail and specialty pharmacy stores, 22 specialty mail order pharmacies, 10 mail service pharmacies and 196 healthcare clinics in 44 states and the District of Columbia.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Combinations

Caremark Merger

Effective March 22, 2007, pursuant to the Agreement and Plan of Merger dated as of November 1, 2006, as amended (the “Merger Agreement”), Caremark Rx, Inc. (“Caremark”) was merged with and into a newly formed subsidiary of CVS Corporation, with the CVS subsidiary, Caremark Rx, L.L.C., continuing as the surviving entity (the “Caremark Merger”). Immediately following the Caremark Merger, we changed our name to “CVS Caremark Corporation.”

By virtue of the Caremark Merger, each issued and outstanding share of common stock, par value $0.001 per share, of Caremark was converted into the right to receive 1.67 shares of our common stock, par value $0.01 per share. Cash was paid in lieu of fractional shares.

In connection with the Caremark Merger, a special one-time cash dividend of $7.50 per share was paid to Caremark shareholders of record as of the close of business on the day immediately preceding the closing date of the Caremark Merger. This special dividend was funded through a combination of proceeds from the issuance of commercial paper, available Caremark cash and borrowings under a Bridge Credit Agreement.

We believe CVS and Caremark are complementary companies and the merger is expected to yield benefits for employer and health plan customers through more effective cost-management solutions and innovative programs and for consumers through expanded choice, improved access and more personalized services. We also believe we can operate the combined companies more efficiently than either company could have operated on its own. As such, we expect to achieve significant benefits from purchasing scale and operating synergies. Operating synergies include decreases in overhead expense, increases in productivity and efficiencies by eliminating excess capacity, decreases in prescription dispensing costs and other benefits made possible by combining complementary operations. In addition, we expect that the combination of our retail pharmacy and pharmacy benefits management businesses may create incremental revenue opportunities. Information regarding the uncertainties associated with realizing these efficiencies, opportunities and incremental revenues is described in our 2006 Form 10-K under the headings “Risk Factors Related to the Proposed Merger.”

Standalone Drug Business

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

As described above we completed the Caremark Merger on March 22, 2007 and acquired the Standalone Drug Business on June 2, 2006. As a result, our consolidated condensed results of operations for the thirteen and twenty-six weeks ended June 30, 2007 include 91 and 101 days, respectively, of Caremark’s results of operations. In addition, our consolidated condensed results of operations for the thirteen and twenty-six weeks ended July 1, 2006 include 30 days of the Standalone Drug Business’ results of operations.

Thirteen and Twenty-Six Weeks Ended June 30, 2007 versus July 1, 2006

Consolidated Totals

	13 weeks ended		26 weeks ended
(In millions, except per share amounts)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net revenues	$20,703.3	$10,564.4	$33,891.9	$20,544.3
Gross profit	4,158.5	2,794.7	7,461.7	5,389.5
Operating expenses	2,848.7	2,199.7	5,415.4	4,234.0

Operating profit	1,309.8	595.0	2,046.3	1,155.5
Interest expense, net	105.9	38.4	169.8	59.5

Earnings before income tax provision	1,203.9	556.6	1,876.5	1,096.0
Income tax provision	480.3	218.7	744.0	428.5

Net earnings	723.6	337.9	1,132.5	667.5

Diluted earnings per common share	$0.47	$0.40	$0.91	$0.78

Net revenues increased $10.1 billion and $13.3 billion during the thirteen and twenty-six weeks ended June 30, 2007, respectively. The increase was primarily due to; (i) the Caremark Merger, which resulted in an increase in Pharmacy Services revenue of $8.5 billion and $9.4 billion during the thirteen and twenty-six weeks ended June 30, 2007, respectively, and (ii) the acquisition of the Standalone Drug Business, which resulted in an increase in Retail Pharmacy revenue of $0.8 billion and $2.1 billion during the thirteen and twenty-six weeks ended June 30, 2007, respectively. Please see our Segment Analysis below for additional information.

Gross profit increased $1.4 billion and $2.1 billion during the thirteen and twenty-six weeks ended June 30, 2007, respectively. The increase was primarily due to the Caremark Merger. Gross profit also continued to benefit from the increased utilization of generic drugs in both the Retail Pharmacy and Pharmacy Services Segments. Please see our Segment Analysis below for additional information.

Operating expenses increased $649.0 million and $1,181.4 million during the thirteen and twenty-six weeks ended June 30, 2007, respectively. The increase primarily relates to the incremental depreciation and amortization resulting from the preliminary fixed and intangible assets recorded in connection with the Caremark Merger and merger-related integration costs. Please see our Segment Analysis below for additional information.

Interest expense, net consisted of the following:

	13 weeks ended		26 weeks ended
(In millions)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Interest expense	$113.8	$43.7	$185.4	$67.2
Interest income	(7.9)	(5.3)	(15.6)	(7.7)

Interest expense, net	$105.9	$38.4	$169.8	$59.5

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The increase in interest expense, net is the result of an increase in our average debt balances primarily due to the borrowings used to fund the tender offer and accelerated share repurchase program discussed below, the acquisition of the Standalone Drug Business and a portion of the special cash dividend paid to Caremark shareholders.

Income tax provision ~ Our effective income tax rate was 39.9% and 39.7% for the thirteen and twenty-six weeks ended June 30, 2007, respectively, compared to 39.3% and 39.1% for the comparable 2006 periods. The increase in our effective income tax rate was primarily due to an increase in interest accrued on unrecognized tax benefits, which is included in our tax provision. The increase in interest accrued was primarily due to an increase in our income tax reserves, which resulted from combining the income tax reserves of CVS and Caremark in connection with the Caremark Merger. We currently believe our effective annual income tax rate for the full year 2007 will be approximately 39.7%.

Net earnings for thirteen weeks ended June 30, 2007 increased $385.7 million, or 114.1%, to $723.6 million (or $0.47 per diluted share), compared to $337.9 million (or $0.40 per diluted share), in the comparable 2006 period. Net earnings for twenty-six weeks ended June 30, 2007 increased $465.0 million, or 69.7%, to $1,132.5 million (or $0.91 per diluted share), compared to $667.5 million (or $0.78 per diluted share) in the comparable 2006 period.

Segment Analysis:

Following is a reconciliation of the Company’s business segments to the accompanying consolidated condensed financial statements:

(In millions)	Retail Pharmacy Segment	Pharmacy Services Segment (1)	Intersegment Eliminations (2)	Consolidated Totals
13 weeks ended:
June 30, 2007:
Net revenues	$11,249.7	$10,554.1	$(1,100.5)	$20,703.3
Gross profit	3,295.7	862.8	—	4,158.5
Operating profit	727.8	582.0	—	1,309.8
July 1, 2006:
Net revenues	$9,740.5	$854.8	$(30.9)	$10,564.4
Gross profit	2,687.1	107.6	—	2,794.7
Operating profit	522.2	72.8	—	595.0
26 weeks ended:
June 30, 2007:
Net revenues	$22,488.9	$12,664.4	$(1,261.4)	$33,891.9
Gross profit	6,401.4	1,060.3	—	7,461.7
Operating profit	1,353.7	692.6	—	2,046.3
July 1, 2006:
Net revenues	$18,872.0	$1,744.9	$(72.6)	$20,544.3
Gross profit	5,187.5	202.0	—	5,389.5
Operating profit	1,025.3	130.2	—	1,155.5

(1)	Net revenues of the Pharmacy Services Segment include approximately $1,412.1 million and $1,568.1 million of Retail Co-payments for the thirteen and twenty-six weeks ended June 30, 2007, respectively.

(2)	Intersegment eliminations relate to intersegment revenues and accounts receivables that occur when a Pharmacy Services Segment customer uses a Retail Pharmacy Segment store to purchase covered merchandise. When this occurs, both segments record the revenue on a stand-alone basis.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Retail Pharmacy Segment

The following table summarizes our Retail Pharmacy Segment’s performance for the respective periods:

	13 weeks ended		26 weeks ended
(In millions)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net revenues	$11,249.7	$9,740.5	$22,488.9	$18,872.0
Gross profit	3,295.7	2,687.1	6,401.4	5,187.5
Gross profit percentage of net revenues	29.3%	27.6%	28.5%	27.5%
Operating expenses	2,567.9	2,164.9	5,047.7	4,162.2
Operating expense percentage of net revenues	22.8%	22.2%	22.5%	22.1%
Operating profit	727.8	522.2	1,353.7	1,025.3
Operating profit percentage of net revenues	6.5%	5.4%	6.0%	5.4%
Net revenue increase:
Total	15.5%	15.5%	19.2%	11.5%
Pharmacy	14.1%	15.0%	17.6%	11.4%
Front Store	18.6%	16.7%	22.6%	11.8%
Same store sales increase (1):
Total	5.7%	8.8%	6.5%	7.5%
Pharmacy	5.7%	9.1%	6.7%	8.0%
Front Store	5.9%	8.1%	6.2%	6.4%
Pharmacy percentage of total revenues	67.6%	68.5%	68.1%	69.0%
Third party percentage of pharmacy revenue	95.0%	94.3%	95.1%	94.3%

(1)	Same store sales do not include the Standalone Drug Business. The Standalone Drug Business will be included in same store sales following the one-year anniversary of the acquisition, beginning in fiscal July 2007.

Net revenues ~ As you review our Retail Pharmacy Segment’s performance in this area, we believe you should consider the following important information:

•

As of June 30, 2007, we operated 6,177 retail stores, compared to 6,153 retail stores on July 1, 2006. During 2007, total net revenues benefited from the revenue of the Standalone Drug Business and new store openings. Revenues from the Standalone Drug Business caused total net revenues to increase 8.1% and 10.9% for the thirteen and twenty-six weeks ended June 30, 2007, respectively. Revenues from new stores caused total net revenues to increase 1.4% for the thirteen and twenty-six weeks ended June 30, 2007.

•

Pharmacy revenues continued to benefit from our active relocation program, which moves existing in-line shopping center stores to larger, more convenient, freestanding locations. Historically, we have achieved significant improvements in customer count and net revenues when we do this. As such, our relocation strategy remains an important component of our overall growth strategy.

•

Pharmacy revenues also continued to benefit from new market expansions, increased penetration in existing markets, our ability to attract and retain managed care customers and favorable industry trends. These trends include an aging American population; many “baby boomers” are now in their fifties and are consuming a greater number of prescription drugs. The increased use of pharmaceuticals as the first line of defense for individual healthcare also contributed to the growing demand for pharmacy services. We believe these favorable industry trends will continue.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

•

Pharmacy revenue dollars were negatively impacted by the continuing conversion of brand named drugs to equivalent generic drugs, which typically have lower selling prices. Further, the increased use of generic drugs has caused third party payors to increase their scrutiny of generic reimbursement payments to retail pharmacies, which has also negatively impacted our selling prices. In addition, our pharmacy revenues continued to be adversely affected by the growth of the mail order channel, a decline in the number of significant new drug introductions, higher consumer co-payments and co-insurance arrangements which negatively affect utilization and an increase in the number of over-the-counter remedies that were historically only available by prescription.

•	Our pharmacy and front store same stores sales trends were also impacted by the above factors and the effect of certain acquisitions.

Gross profit includes net revenues less the cost of services and the cost of merchandise sold during the reporting period in addition to the related purchasing costs, warehousing costs, delivery costs and actual and estimated inventory losses. Retail Pharmacy gross profit as a percentage of net revenues was 29.3% for the thirteen weeks ended June 30, 2007, compared to 27.6% of net revenues for the comparable 2006 period. Retail Pharmacy gross profit for the twenty-six weeks ended June 30, 2007 was 28.5% of net revenues, compared to 27.5% of net revenues in the comparable 2006 period.

As you review our Retail Pharmacy Segment’s performance in this area, we believe you should consider the following important information:

•

Our pharmacy gross profit rate continued to benefit from an increase in the sale of generic drugs, which normally yield a higher gross profit rate than equivalent brand name drug revenues and purchasing efficiencies derived from the Caremark Merger. However, the increased utilization of generic products has resulted in increased scrutiny by third party payors of generic reimbursement payments to pharmacies, causing a reduction in the generic profit rate. We expect this trend to continue.

•

Our front store revenues increased as a percentage of total revenues during the thirteen and twenty-six weeks ended June 30, 2007. On average our gross profit on front store revenues is higher than our gross profit on pharmacy revenues. Pharmacy revenues as a percentage of total revenues for the thirteen and twenty-six weeks ended June 30, 2007 were 67.6% and 68.1%, respectively, compared to 68.5% and 69.0% in the comparable 2006 periods, respectively.

•

Sales to customers covered by third party insurance programs have continued to increase and, thus, have become a larger component of our retail pharmacy business. On average, our gross profit on third party pharmacy revenues is lower than our gross profit on cash pharmacy revenues. Third party revenues were 95.0% and 95.1% of total pharmacy revenues during the thirteen and twenty-six weeks ended June 30, 2007, respectively, compared to 94.3% of total pharmacy revenues during the comparable 2006 periods. We expect this trend to continue.

•

As a result of the introduction of the Federal Government’s Medicare Part D benefit during 2006, utilization has increased and pharmacy gross profit rates have decreased as higher profit business continues to migrate to Medicare Part D coverage.

•

On February 8, 2006, the President signed into law the Deficit Reduction Act of 2005 (the “Act”). The Act seeks to reduce federal spending by altering Medicaid reimbursement formula for multi-source (i.e., generic) drugs. According to the Congressional Budget Office, retail pharmacies are expected to negotiate with individual states for higher dispensing fees to mitigate the adverse effect of these changes. These changes are currently scheduled to take effect during the first quarter of 2008 and are expected to result in reduced Medicaid reimbursement rates for retail pharmacies.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

•

Our pharmacy gross profit rates have been adversely affected by the efforts of managed care organizations, pharmacy benefit managers, governmental and other third party payors to reduce their prescription costs.

In the event the above trends continue, we may not be able to sustain our current rate of revenue and gross profit dollars growth. Therefore, the Retail Pharmacy business could be adversely impacted.

Operating expenses, which include store and administrative payroll, employee benefits, store and administrative occupancy costs, selling expenses, advertising expenses, administrative expenses and depreciation and amortization expense, increased to 22.8% of total net revenues during the thirteen weeks ended June 30, 2007, compared to 22.2% of net revenues during the comparable 2006 period. Operating expenses for the twenty-six weeks ended June 30, 2007 were 22.5% of total net revenues, compared to 22.1% of net revenues in the comparable 2006 period. Operating expenses as a percentage of total net revenues for the thirteen and twenty-six weeks ended June 30, 2007 increased primarily due to additional store payroll costs. The increase in store payroll costs was driven primarily by the Standalone Drug Business, which operates at higher costs due to the geographic locations of the stores.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pharmacy Services Segment

The following table summarizes our Pharmacy Services Segment’s performance for the respective periods:

	13 weeks ended		26 weeks ended
(In millions)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
As reported in this Form 10-Q:
Net revenues	$10,554.1	$854.8	$12,664.4	$1,744.9
Gross profit	862.8	107.6	1,060.3	202.0
Gross profit percentage of net revenues	8.2%	12.6%	8.4%	11.6%
Operating expenses	280.8	34.8	367.7	71.8
Operating expense percentage of net revenues	2.7%	4.1%	2.9%	4.1%
Operating profit	582.0	72.8	692.6	130.2
Operating profit percentage of net revenues	5.5%	8.5%	5.5%	7.5%
Net revenues:
Mail service	4,171.7	665.9	5,381.4	1,354.1
Retail network	6,296.5	184.8	7,182.4	373.9
Other	85.9	4.1	100.6	16.9
Comparable Financial Information: (1)
Net revenues	$10,554.1	$10,309.9	$21,075.0	$20,122.8
Gross profit	862.8	690.2	1,620.8	1,311.9
Gross profit percentage of net revenues	8.2%	6.7%	7.7%	6.5%
Operating expenses	257.0	256.9	519.5	504.9
Operating expense percentage of net revenues	2.4%	2.5%	2.5%	2.5%
Operating profit	605.8	433.3	1,101.3	807.0
Operating profit percentage of net revenues	5.7%	4.2%	5.2%	4.0%
Net revenues:
Total	10,554.1	10,309.9	21,075.0	20,122.8
Mail service	4,171.7	3,865.3	8,336.6	7,650.9
Retail network	6,296.5	6,367.9	12,570.0	12,306.5
Other	85.9	76.7	168.4	165.4
Pharmacy claims processed:
Total	151.2	152.8	303.6	306.9
Mail service	18.5	18.3	37.0	36.5
Retail network	132.7	134.5	266.6	270.4
Generic dispensing rate:
Total	59.6%	54.2%	59.2%	54.2%
Mail service	47.6%	41.6%	46.7%	41.1%
Retail network	61.2%	55.8%	60.7%	55.8%
Mail order penetration rate	28.2%	27.8%	28.2%	27.6%

(1)	The comparable financial information (above) and comparable analyses (below) combine the historical Pharmacy Services Segment results of CVS and Caremark assuming the Caremark Merger occurred at the beginning of each period presented. In each period presented, the comparable results include incremental depreciation and amortization resulting from the preliminary fixed and intangible assets recorded in connection with the Caremark Merger and exclude merger-related expenses and integration costs. The comparable financial information and analyses have been provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined business segment for the periods presented or that will be achieved by the combined business segment in the future.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net revenues ~ As you review our Pharmacy Services Segment’s revenue performance, we believe you should consider the following important information:

•

During 2007, the Caremark Merger significantly affected total net revenues. The addition of Caremark’s operations effective March 22, 2007 caused total revenues to increase approximately $9.5 billion and $10.6 billion during the thirteen and twenty-six weeks ended June 30, 2007, respectively.

On a comparable basis, our total revenues increased due to drug cost inflation and changes in our customer and claims mix, offset, in part, by a higher dispensing rate of generic drugs that had the effect of reducing total net revenues. Generic drugs have lower prices, but result in healthcare cost savings for our customers. Excluding the impact of the higher generic dispensing rates, our comparable total revenues would have increased approximately 9.3% and 11.0% over the corresponding 2006 periods, respectively.

•	The addition of Caremark’s operations caused mail service revenues to increase $3.4 billion and $3.8 billion during the thirteen and twenty-six weeks ended June 30, 2007, respectively.

On a comparable basis, our mail service revenues benefited from an increase in mail service volume of 0.8% and 1.5% during the thirteen and twenty-six weeks ended June 30, 2007, respectively, over the corresponding 2006 periods. On a comparable basis, our average revenue per mail service claim increased by 7.1% and 7.4% during the thirteen and twenty-six weeks ended June 30, 2007, respectively, over the corresponding 2006 periods due to changes in our customer and claims mix between periods and increases in the prices of products dispensed offset, in part, by an increase in our mail service generic dispensing rate.

•	The addition of Caremark’s operations caused retail network net revenues to increase $6.1 billion and $6.7 billion during the thirteen and twenty-six weeks ended June 30, 2007, respectively.

On a comparable basis, our retail network net revenues were negatively impacted by a decrease in our retail network claim volume of 1.3% and 1.4% during the thirteen and twenty-six weeks ended June 30, 2007, respectively, over the corresponding 2006 periods. The decrease in retail network claim volume is primarily due to client terminations, including the termination of several retail-oriented clients in 2006, offset, in part, by new claim volume resulting from new client starts and increased utilization from existing clients. Retail network revenues for the thirteen and twenty-six weeks ended June 30, 2007 benefited from the additional Medicare Part D services provided to a large health plan client under a revised contract, beginning in the second quarter of 2006. The increase in average revenue per claim during the thirteen and twenty-six weeks ended June 30, 2007 over the corresponding 2006 periods reflect changes in customer and claims mix between periods and increases in the prices of products dispensed, offset, in part, by the effects of higher generic dispensing rates.

•

The Pharmacy Services Segment recognizes revenues for its national retail pharmacy network transactions based on individual contract terms. In accordance with Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, (“EITF 99-19”), Caremark’s contracts are predominantly accounted for using the gross method whereas PharmaCare’s contracts are accounted for using the net method. During 2007, we expect to convert a number of the PharmaCare contracts to the Caremark’s contract structure, which will result in those contracts being accounted for using the gross method. Please see Note 2 to the accompanying consolidated condensed financial statements for further information about the Pharmacy Services Segment’s revenue recognition policies.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross profit includes net revenues less cost of revenues. Cost of revenues includes the cost of pharmaceuticals dispensed, either directly through our mail service and specialty retail pharmacies or indirectly through our national retail pharmacy network, shipping and handling costs and the operating costs of our mail service pharmacies, customer service operations and related information technology support. Our gross profit as a percentage of total net revenues was 8.2% and 8.4% for the thirteen and twenty-six weeks ended June 30, 2007, respectively.

As you review our Pharmacy Services Segment’s performance in this area, we believe you should consider the following important information:

•

During 2007, the Caremark Merger significantly affected our gross margin rates. As discussed above, our national retail network contracts are reviewed on an individual basis to determine if the revenues should be accounted for using the gross or net method under applicable accounting rules. Under these rules the majority of Caremark’s national retail network contracts are accounted for using the gross method, resulting in increased revenues, increased cost of revenues and lower gross profit rates.

On a comparable basis, our gross profit as a percentage of total net revenues was 8.2% and 7.7% for the thirteen and twenty-six weeks ended June 30, 2007, respectively. This compares to gross profit as a percentage of total net revenues of 6.7% and 6.5% in the corresponding 2006 periods, respectively. On a comparable basis, our gross profit rate benefited from an increase in generic drug revenues, which normally yield a higher gross profit rate than equivalent brand name drug revenues, and an increase in our mail services penetration rate. On a comparable basis, our gross profit rate also benefited from renegotiation of certain supplier contracts and purchasing synergies derived from the Caremark Merger.

Operating expenses include selling, general and administrative expenses (including integration and other related expenses), depreciation and amortization related to selling general and administrative activities and retail specialty pharmacy store and administrative payroll, employee benefits and occupancy costs.

As you review our Pharmacy Services Segment’s performance in this area, we believe you should consider the following important information:

•	During 2007, the Caremark Merger significantly affected our operating expenses in the thirteen and twenty-six weeks ended June 30, 2007.

•

Our operating expenses for the thirteen and twenty-six weeks ended June 30, 2007 include $15.8 million and $39.5 million, respectively, of merger, integration and other related expenses and $67.1 million and $69.8 million, respectively, of incremental amortization expense resulting from the preliminary intangible assets recorded in connection with the Caremark Merger. The values and estimated lives of the intangible assets recorded in connection with the Caremark Merger are preliminary and are subject to change based on the results of the final valuation. Please see Note 3 to the consolidated condensed financial statements for additional information.

•	Our operating expenses were 2.7% and 2.9% of total net revenues during the thirteen and twenty-six weeks ended June 30, 2007, respectively.

On a comparable basis, our operating expenses were 2.4% and 2.5% of total net revenues during the thirteen and twenty-six weeks ended June 30, 2007, respectively, which compares to 2.5% of total net revenues during both corresponding 2006 periods.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

•

During the thirteen and twenty-six weeks ended June 30, 2007, the benefits realized from merger related synergies were offset, in part, by the additional depreciation and amortization expense resulting from the preliminary fixed and intangible assets recorded in connection with the Caremark Merger. The values and estimated lives of the fixed and intangible assets recorded in connection with the Caremark Merger are preliminary and are subject to change based on the results of the final valuation. Please see Note 3 to the consolidated condensed financial statements for additional information.

Liquidity and Capital Resources

We anticipate that cash flows from operations, supplemented by short-term commercial paper and long-term borrowings, will continue to fund the future growth of our business.

Net cash provided by operating activities increased to $1,427.2 million during the twenty-six weeks ended June 30, 2007, compared to $723.6 million during the comparable 2006 period. The increase in net cash provided by operations during the twenty-six weeks ended June 30, 2007 primarily resulted from increased cash receipts from revenues due, in part, to the Caremark Merger.

Net cash used in investing activities decreased to $2.7 billion during the twenty-six weeks ended June 30, 2007, compared to $4.6 billion during the comparable 2006 period. The $2.7 billion of net cash used in investing activities during the twenty-six weeks ended June 30, 2007 was primarily due to the Caremark Merger, which was primarily an equity transaction. The $4.6 billion used in investing activities during the twenty-six weeks ended June 30, 2006 primarily related to the acquisition of the Standalone Drug Business. Gross capital expenditures totaled $778.0 million for the twenty-six weeks ended June 30, 2007, compared to $662.8 million in the comparable 2006 period. The majority of the cash used for capital expenditures in both reporting periods supported the Retail Pharmacy Segment’s real estate development program.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

During twenty-six weeks ended June 30, 2007, we opened 58 new stores, relocated 81 stores and closed 30 stores. In addition, we added 22 specialty pharmacies as a result of the Caremark Merger. For the remainder of 2007, we plan to open 135-145 new or relocated retail pharmacy stores.

Net cash provided by financing activities was $1.6 billion during twenty-six weeks ended June 30, 2007, compared to net cash provided by financing activities of $3.9 billion during the comparable 2006 period. Net cash provided by financing activities was primarily due to increased long-term borrowings to fund the Caremark Merger offset, in part, by the repayment of short-term borrowings and the repurchase of common shares through the tender offer and accelerated share repurchase program.

We had $660.4 million of commercial paper outstanding at a weighted average interest rate of 5.4% as of June 30, 2007. In connection with our commercial paper program, we maintain a $675 million, five-year unsecured back-up credit facility, which expires on June 11, 2009, a $675 million five-year unsecured back-up credit facility, which expires on June 2, 2010, a $1.4 billion, five-year unsecured back-up credit facility, which expires on May 12, 2011 and a $1.3 billion, five-year unsecured back-up credit facility, which expires on March 12, 2012. The credit facilities allow for borrowings at various rates that are dependent in part on our public debt rating. As of June 30, 2007, we had no freestanding derivatives in place.

In connection with the Caremark Merger, on March 28, 2007, we commenced a tender offer to purchase up to 150 million shares, or about 10%, of our outstanding common stock at a price of $35.00 per share. The offer to purchase shares expired on April 24, 2007 and resulted in approximately 10.3 million shares being tendered. The shares were placed into our treasury account.

On May 9, 2007 our Board of Directors authorized a share repurchase program for up to $5.0 billion of our outstanding common stock.

On May 13, 2007, we entered into a $2.5 billion fixed dollar accelerated share repurchase (“ASR”) agreement with Lehman Brothers, Inc. (“Lehman”). The ASR agreement contains provisions that establish the minimum and maximum number of shares that will be repurchased during the term of the ASR agreement. Pursuant to the terms of the ASR agreement, on May 14, 2007, we paid $2.5 billion to Lehman in exchange for Lehman delivering 45.6 million shares of common stock to us. On June 7, 2007, upon establishment of the minimum number of shares to be repurchased, Lehman delivered an additional 16.1 million shares of common stock to us. The aggregate 61.7 million shares of common stock delivered to us by Lehman, were placed into our treasury account. We may receive up to 6.8 million additional shares of common stock, depending on the market price of the common stock over the term of the ASR program, which is currently expected to conclude during the third quarter of 2007.

We will continue to evaluate alternatives for optimizing our capital structure on an ongoing basis.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

On May 22, 2007, we issued $1.75 billion of Floating Rate Senior Notes due June 1, 2010, $1.75 billion of 5.75% unsecured senior notes due June 1, 2017, and $1.0 billion of 6.250% unsecured senior notes due June 1, 2027 (collectively the “Notes”). Also on May 22, 2007, we entered into an Underwriting Agreement with Lehman Brothers, Inc., Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, BNY Capital Markets, Inc., and Wachovia Capital Markets, LLC, as representatives of the Underwriters pursuant to which we agreed to issue and sell $1.0 billion of Enhanced Capital Advantaged Preferred Securities (“ECAPS”) due June 1, 2062 to the underwriters. The ECAPS bear interest at 6.302% per year until June 1, 2012 at which time they will pay interest based on a floating rate. The Notes and the ECAPS pay interest semiannually and may be redeemed at any time, in whole or in part at a defined redemption price plus accrued interest. The net proceeds from the Notes and ECAPS were used to repay the bridge credit facility and commercial paper borrowings.

Our credit facilities, unsecured senior notes and ECAPS contain customary restrictive financial and operating covenants. These covenants do not include a requirement for the acceleration of our debt maturities in the event of a downgrade in our credit rating. We do not believe the restrictions contained in these covenants materially affect our financial or operating flexibility.

We believe our cash on hand and cash provided by operations, together with our ability to obtain additional short-term and long-term financing, will be sufficient to complete the integration of Caremark and to cover our working capital needs, capital expenditures, and debt service requirements for at least the next twelve months and the foreseeable future.

Our liquidity is based, in part, on maintaining investment-grade debt ratings. As of June 30, 2007, our long-term debt was rated “Baa2” by Moody’s and “BBB+” by Standard & Poor’s, and our commercial paper program was rated “P-2” by Moody’s and “A-2” by Standard & Poor’s. Upon completion of the Caremark Merger, Standard & Poor’s raised the Company’s credit watch outlook from negative to stable. On May 21, 2007, Moody’s also raised the Company’s credit watch from negative to stable. In assessing our credit strength, we believe that both Moody’s and Standard & Poor’s considered, among other things, our capital structure and financial policies as well as our consolidated balance sheet, our acquisition of the Standalone Drug Business, the Caremark Merger and other financial information. Although we currently believe our long-term debt ratings will remain investment grade, we cannot guarantee the future actions of Moody’s and/or Standard & Poor’s. Our debt ratings have a direct impact on our future borrowing costs, access to capital markets and new store operating lease costs.

Off-Balance Sheet Arrangements

In connection with executing operating leases, we provide a guarantee of the lease payments. We finance a portion of our new store development through sale-leaseback transactions, which involve selling stores to unrelated parties and then leasing the stores back under leases that qualify and are accounted for as operating leases. We do not have any retained or contingent interests in the stores, and we do not provide any guarantees, other than a guarantee of the lease payments, in connection with the transactions. In accordance with generally accepted accounting principles, our operating leases are not reflected in our consolidated condensed balance sheet.

In connection with certain business dispositions completed between 1991 and 1997, we continue to guarantee the lease obligations of approximately 240 former stores. The respective purchasers are required to indemnify us for these obligations. If any of the purchasers were to become insolvent and failed to make the required payments under a store lease, we could be required to satisfy these obligations. However, management believes that any such liability would be unlikely to have a material effect on our financial position, results of operations or future cash flows. Please see the 2006 Form 10-K for additional information about these guarantees.

Except for the effect of the long-term debt issued on May 22, 2007 (discussed above), there have been no material changes in our significant contractual obligations as of December 30, 2006.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with generally accepted accounting principles, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the consolidated condensed financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our consolidated condensed financial statements. While we believe that the historical experience, current trends and other factors considered support the preparation of our consolidated condensed financial statements in conformity with generally accepted accounting principles, actual results could differ from our estimates and such differences could be material. Please read our 2006 Form 10-K for a complete discussion of all of our significant accounting policies. We believe the following accounting policies include a higher degree of judgment and/or complexity and, thus, are considered to be critical accounting policies. The critical accounting policies discussed below are applicable to both of our business segments. We have discussed the development and selection of our critical accounting policies with the Audit Committee of our Board of Directors and the Audit Committee has reviewed our disclosures relating to them.

Goodwill and Intangible Assets

We account for goodwill and intangible assets in accordance with SFAS No. 141, “Business Combinations,” SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Identifiable intangible assets consist primarily of trademarks, customer contracts and relationships, favorable leases and covenants not to compete. Such intangible assets arise primarily from the allocation of the purchase price of businesses acquired to identifiable intangible assets based on their respective fair market values at the date of acquisition. Amounts assigned to identifiable intangible assets, and their related useful lives, are derived from established valuation techniques and management estimates. Goodwill represents the excess of amounts paid for acquisitions over the fair market value of the net assets acquired.

We evaluate the recoverability of long-lived assets, including intangible assets with finite lives, but excluding goodwill and intangible assets with indefinite lives, which are tested for impairment using separate tests, whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We group and evaluate long-lived assets for impairment at the lowest level at which individual cash flows can be identified. When evaluating long-lived assets for potential impairment, we first compare the carrying amount of the asset group to the asset group’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying amount of the asset group, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the asset group to the asset group’s estimated future cash flows (discounted and with interest charges). If required, an impairment loss is recorded for the portion of the asset group’s carrying value that exceeds the asset group’s estimated future cash flows (discounted and with interest charges).

Our long-lived asset impairment loss calculation contains uncertainty since we must use judgment to estimate each asset group’s future sales, profitability and cash flows. When preparing these estimates, we consider historical results and current operating trends and our consolidated sales, profitability and cash flow results and forecasts.

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

Goodwill and indefinitely-lived intangible assets are subject to impairment reviews annually, or if changes or events indicate the carrying value may not be recoverable.

Indefinitely-lived intangible assets are tested by comparing the estimated fair value of the asset to its carrying value. If the carrying value of the asset exceeds its estimated fair value, an impairment loss is recognized and the asset is written down to its estimated fair value.

Our indefinitely-lived intangible impairment loss calculation contains uncertainty since we must use judgment to estimate the fair value based on the assumption that in lieu of ownership of an intangible asset, a company would be willing to pay a royalty in order to utilize the benefits of the asset. Value is estimated by discounting the hypothetical royalty payments to their present value over the estimated economic life of the asset. These estimates can be affected by a number of factors including, but not limited to, general economic conditions, availability of market information as well as the profitability of the company.

Goodwill is tested on a reporting unit basis using the expected present value of future cash flows. In accordance with SFAS 142, goodwill impairment is determined using a two-step process. The first step of the impairment test is to identify potential impairment by comparing the reporting unit’s fair value with its net book value (or carrying amount), including goodwill. If the fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is not performed. If the carrying amount of the reporting unit’s carrying amount exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to that excess.

Our impairment loss calculation contains uncertainty since we must use judgment to estimate each reporting unit’s future revenues, profitability and cash flows. When preparing these estimates, we consider each reporting unit’s historical results and current operating trends and our consolidated revenues, profitability and cash flow results and forecasts. These estimates can be affected by a number of factors including, but not limited to, general economic conditions, efforts of third party organizations to reduce their prescription drug costs and/or increase member co-payments, the continued efforts of competitors to gain market share and consumer spending patterns.

The carrying value of our goodwill and intangible assets covered by this critical accounting policy was $34.8 billion as of June 30, 2007. We did not record impairment losses related to goodwill or intangible assets during 2006, 2005 or 2004. Although we believe we have sufficient current and historical information available to us to test for impairment, it is possible that actual cash flows could differ. Although we believe we cannot determine a reasonably likely change, in order to help you assess the risk, if any, associated with the uncertainties discussed above, an impairment loss equal to one percent (1%) of the carrying value of our goodwill and intangible assets would decrease the carrying value of these assets by about $348.5 million as of June 30, 2007.

We have not made any material changes in the methodologies utilized to test the carrying values of goodwill and intangible assets for impairment, during the past three years.

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

The initial calculation and subsequent evaluations of our closed store lease liability contain uncertainty since we must use judgment to estimate the timing and duration of future vacancy periods, the amount and timing of future lump sum settlement payments and the amount and timing of potential future sublease income. When estimating these potential termination costs and their related timing, we consider a number of factors, which include, but are not limited to, historical settlement experience, the owner of the property, the location and condition of the property, the terms of the underlying lease, the specific marketplace demand and general economic conditions.

Our total closed store lease liability covered by this critical accounting policy was $467.0 million as of June 30, 2007. This amount is net of $276.4 million of estimated sublease income that is subject to the uncertainties discussed above. Although we believe we have sufficient current and historical information available to us to record reasonable estimates for sublease income, it is possible that actual results could differ. In order to help you assess the risk, if any, associated with the uncertainties discussed above, a ten percent (10%) pre-tax change in our estimated sublease income, which we believe is a reasonably likely change, would increase or decrease our total closed store lease liability by about $27.6 million as of June 30, 2007.

We have not made any material changes in the reserve methodology used to record closed store lease reserves during the past three years.

Self-Insurance Liabilities

We are self-insured for certain losses related to general liability, workers’ compensation and auto liability, although we maintain stop loss coverage with third party insurers to limit our total liability exposure. We are also self-insured for certain losses related to health and medical liabilities.

The estimate of our self-insurance liability contains uncertainty since we must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. When estimating our self-insurance liability, we consider a number of factors, which include, but are not limited to, historical claim experience, demographic factors, severity factors and valuations provided by independent third party actuaries. On a quarterly basis, we review our assumptions with our independent third party actuaries to determine if our self-insurance liability is adequate as it relates to our general liability, workers’ compensation and auto liability. Similar reviews are conducted semi-annually to determine that our self insurance liability is adequate for our health and medical liability.

Our total self-insurance liability covered by this critical accounting policy was $313.2 million as of June 30, 2007. Although we believe we have sufficient current and historical information available to us to record reasonable estimates for our self-insurance liability, it is possible that actual results could differ. In order to help you assess the risk, if any, associated with the uncertainties discussed above, a ten percent (10%) pre-tax change in our estimate for our self-insurance liability, which we believe is a reasonably likely change, would increase or decrease our self-insurance liability by about $31.3 million as of June 30, 2007.

We have not made any material changes in the accounting methodology used to establish our self-insurance liability during the past three years.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Inventory

Our inventory is stated at the lower of cost or market on a first-in, first-out basis using the retail method of accounting to determine cost of sales and inventory in our stores, average cost in our mail service and specialty pharmacies and the cost method of accounting to determine inventory in our distribution centers. Under the retail method, inventory is stated at cost, which is determined by applying a cost-to-retail ratio to the ending retail value of our inventory. Since the retail value of our inventory is adjusted on a regular basis to reflect current market conditions, our carrying value should approximate the lower of cost or market. In addition, we reduce the value of our ending inventory for estimated inventory losses that have occurred during the interim period between physical inventory counts. Physical inventory counts are taken on a regular basis in each location (other than in four distribution centers, which perform a continuous cycle count process to validate the inventory balance on hand) to ensure that the amounts reflected in the consolidated financial statements are properly stated.

The accounting for inventory contains uncertainty since we must use judgment to estimate the inventory losses that have occurred during the interim period between physical inventory counts. When estimating these losses, we consider a number of factors, which include but are not limited to, historical physical inventory results on a location-by-location basis and current physical inventory loss trends.

Our total reserve for estimated inventory losses covered by this critical accounting policy was $144.7 million as of June 30, 2007. Although we believe we have sufficient current and historical information available to us to record reasonable estimates for estimated inventory losses, it is possible that actual results could differ. In order to help you assess the aggregate risk, if any, associated with the uncertainties discussed above, a ten percent (10%) pre-tax change in our estimated inventory losses, which we believe is a reasonably likely change, would increase or decrease our total reserve for estimated inventory losses by about $14.5 million as of June 30, 2007.

We have not made any material changes in the accounting methodology used to establish our inventory loss reserves during the past three years.

Recent Accounting Pronouncements

We adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”) effective December 31, 2006. FIN 48 addresses the uncertainty about how certain income tax positions taken or expected to be taken on an income tax return should be reflected in the financial statements before they are finally resolved with the taxing authorities. As a result of the implementation, the Company recognized a decrease to reserves for uncertain income tax positions of approximately $4.0 million, which was accounted for as an increase to the December 31, 2006 balance of retained earnings.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of CVS Caremark Corporation. The Company and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and in its reports to stockholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “project,” “anticipate,” “will,” “should” and similar expressions identify statements that constitute forward-looking statements. All statements addressing operating performance of CVS Caremark Corporation or any subsidiary, events or developments that the Company expects or anticipates will occur in the future, including statements relating to revenue growth, earnings or earnings per common share growth, free cash flow, debt ratings, inventory levels, inventory turn and loss rates, store development, relocations and new market entries, as well as statements expressing optimism or pessimism about future operating results or events, are forward-looking statements within the meaning of the Reform Act.

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

By their nature, all forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including but not limited to:

•	Our ability to successfully integrate the Caremark business and the expected timing;

•	Our ability to realize the incremental revenues, synergies and other benefits from the Caremark Merger as expected;

•	Litigation and regulatory risks associated with Caremark and the pharmacy benefit management industry generally;

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

•

The effect on our Pharmacy Services business of increased competition in the pharmacy benefit management industry, a declining margin environment attributable to increased client demands for lower prices, enhanced service offerings and/or higher service levels and the possible termination of, or unfavorable modification to, contractual arrangements with key clients or providers;

•

The potential effect on performance of our Pharmacy Services business as a result of entering into risk based or reinsurance arrangements in connection with providing pharmacy benefit plan management services. Risks associated with these arrangements include relying on actuarial assumptions that could underestimate prescription utilization rates and/or costs for covered members;

•	Our ability to successfully integrate the Standalone Drug Business acquired from Albertsons in June 2006;

•	Our ability to expand MinuteClinic as expected;

•

The risks relating to adverse developments in the healthcare or pharmaceutical industry generally, including, but not limited to, developments in any investigation related to the pharmaceutical industry that may be conducted by any governmental authority;

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

•	The creditworthiness of the purchasers of businesses formerly owned by CVS Caremark and whose leases are guaranteed by CVS Caremark;

•	Fluctuations in inventory cost, availability and loss levels and our ability to maintain relationships with suppliers on favorable terms;

•	Our ability to implement successfully and to manage new computer systems and technologies;

•	The strength of the economy in general or in the markets served by CVS Caremark, including changes in consumer purchasing power and/or spending patterns; and

•	Other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

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

Part I

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2007, the Company had no derivative financial instruments or derivative commodity instruments in place and believes its exposure to market risk associated with other financial instruments, principally interest rate risk inherent in its debt portfolio, is not material.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of June 30, 2007, have concluded that as of such date, the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: On March 22, 2007, we completed the Caremark Merger, at which time Caremark became a subsidiary of the Company. See Note 3 to the consolidated condensed financial statements contained in this Quarterly Report on Form 10-Q for additional information about the merger. We are continuing to integrate Caremark’s internal controls over financial reporting into our financial reporting systems. Other than the Caremark Merger, there have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that occurred during the second quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II	Item 1

Legal Proceedings

1.	On November 1, 2006, CVS and Caremark entered into a definitive merger agreement, and the merger closed on March 22, 2007 following receipt of required shareholder approvals. Prior to approval and closing of the merger, several putative class action lawsuits were filed in the Tennessee state court, the Tennessee federal court and the Delaware Chancery Court alleging, among other things, that Caremark’s board of directors breached their fiduciary duties by approving the merger. The Tennessee state and federal cases were either stayed or held in abeyance pending the outcome of the Delaware Chancery Court litigation. The Delaware case was filed by the Louisiana Municipal Police Employees’ Retirement System and later joined by R.W. Lodge of Free & Accepted Masons of Pennsylvania, purportedly on behalf of Caremark’s stockholders. On March 8, 2007, the parties reached an agreement in principle to settle the Delaware case and informed the Delaware Chancery Court of their agreement. A stipulation of settlement was entered into by the parties on April 13, 2007, which provided, among other things, that (1) the plaintiffs will dismiss the case and release the defendants from claims asserted in the action, and (2) the defendants will not oppose plaintiffs’ petition for an award of attorneys’ fees and expenses not to exceed $20 million. On June 8, 2007, the Delaware Chancery Court conducted a telephonic hearing and approved the settlement. In addition, a separate lawsuit was filed in the Delaware Chancery Court prior to the merger by Express Scripts and its law firm Skadden, Arps, Slate, Meagher & Flom LLP against Caremark, CVS and Caremark’s directors alleging that Caremark’s directors breached their fiduciary duties by entering into the CVS merger. Express Scripts made an unsolicited bid to acquire Caremark following announcement of the CVS merger, and the plaintiffs in this lawsuit sought, among other things, declaratory and injunctive relief to prevent the CVS merger. The Delaware Chancery Court did not grant the declaratory or injunctive relief requested by the plaintiffs, and efforts by the plaintiffs to appeal the decision were denied by both the Chancery Court and the Delaware Supreme Court.

2.	In May 2006, Caremark received a document subpoena from the United States Attorney’s Office for the Southern District of New York requesting information relating to Caremark’s stock option granting practices and an informal inquiry from the Securities and Exchange Commission requesting information relating to Caremark’s stock option granting practices and its relocation program. Caremark has cooperated with these requests and cannot predict the timing or outcome of the review of information provided.

3.	Following receipt of the stock option inquiries described in (2) above, a number of shareholder derivative lawsuits were filed in the Tennessee state court and the Tennessee federal court against Caremark and various officers and directors of Caremark seeking, among other things, a declaration that the directors breached their fiduciary duties, imposition of a constructive trust upon any illegal profits received by the defendants and punitive and other damages. The cases brought in the Tennessee federal court were consolidated into one action, and the consolidated action was voluntarily dismissed without prejudice by the plaintiffs in March 2007. The cases brought in the Tennessee state court were also consolidated into one action, and the plaintiffs amended their complaint to add CVS and its directors as defendants and to allege class action claims. In March 2007, the court issued a temporary restraining order imposing a constructive trust over proceeds allegedly gained by the defendants during the period of alleged stock option backdating, holding that a conditional class action is proper and arguably enjoining Caremark and other defendants from settling the Delaware merger-related litigation described in (1) above. This order was subsequently modified to allow the Delaware settlement to be executed and filed with the Delaware court. A stipulation of settlement was entered into by the parties on July 5, 2007, which provides, among other things, that (1) the plaintiffs will dismiss the case and release the defendants from claims asserted in the action, (2) the temporary restraining order will be vacated, (3) defendants will agree to maintain for at least four years a number of corporate governance provisions relating to the granting, exercise and disclosure of stock option awards and (4) the defendants will not oppose plaintiffs’ petition for an award of attorneys’ fees and expenses not to exceed $7.5 million. As part of the settlement, the defendants specifically deny any liability or wrongdoing with respect to all claims alleged in the litigation, including claims relating to stock option backdating, and acknowledge that they are entering into the settlement solely to avoid the distraction, burden and expense of the pending litigation. The settlement is subject to the court’s approval, and a hearing to determine whether the settlement should be approved is scheduled for October 5, 2007.

Part II	Item 1

Legal Proceedings

4.	Caremark’s subsidiary Caremark Inc. has been named as a defendant in a qui tam lawsuit initially filed by a relator in Texas federal court in 1999. The case was unsealed in May 2005. The case seeks money damages and alleges that Caremark’s processing of Medicaid and certain other government claims on behalf of its clients violates applicable federal or state false claims acts and fraud statutes. The U.S. Department of Justice and the States of Texas, Tennessee, Florida, Arkansas, Louisiana and California intervened in the lawsuit, but Tennessee and Florida withdrew from the lawsuit in August 2006 and May 2007, respectively. A phased approach to discovery is ongoing.

5.	Caremark’s subsidiary Caremark Inc. has been named in a putative class action lawsuit filed in Tennessee federal court by an individual named Robert Moeckel, purportedly on behalf of the John Morrell Employee Benefits Plan, which is an employee benefit plan sponsored by a former Caremark client. The lawsuit, which seeks unspecified damages and injunctive relief, alleges that Caremark acts as a fiduciary under ERISA and has breached certain alleged fiduciary duties under ERISA. This lawsuit makes allegations similar to those made in prior cases against Caremark’s subsidiaries Caremark Inc. and AdvancePCS, which have been dismissed based on substantive rulings that the applicable subsidiary does not act as an ERISA fiduciary, dismissed based on threshold procedural grounds or dismissed voluntarily by the plaintiffs.

6.	In 2004, Caremark received CIDs or similar requests for information relating to certain PBM business practices of its Caremark Inc. and AdvancePCS subsidiaries under state consumer protection statutes from 28 states plus the District of Columbia. Caremark continues to cooperate with these requests and cannot predict the timing or outcome of the review of the requested information.

7.	Caremark was named in a putative class action lawsuit filed in 2003 in Alabama state court by John Lauriello, purportedly on behalf of participants in the 1999 settlement of various securities class action and derivative lawsuits against Caremark and others. Other defendants include insurance companies that provided coverage to Caremark with respect to the settled lawsuits. The Lauriello lawsuit seeks approximately $3.2 billion in compensatory damages plus other non-specified damages based on allegations that the amount of insurance coverage available for the settled lawsuits was misrepresented and suppressed. A similar lawsuit was filed the next month by Frank McArthur, also in Alabama state court, naming Caremark, several insurance companies and attorneys and law firms involved in the 1999 settlement. This lawsuit was subsequently stayed by the court as a later-filed class action.

In 2005, the trial court in the Lauriello case issued an order allowing the Lauriello case to proceed on behalf of the settlement class in the 1999 securities class action. McArthur then sought to intervene in the Lauriello case and to challenge the adequacy of Lauriello as class representative and his lawyers as class counsel. The trial court denied McArthur’s motion to intervene, but the Alabama Supreme Court subsequently ordered the lower court to vacate its prior order on class certification and allow McArthur to intervene. Caremark and other defendants have filed motions to dismiss the complaint in intervention filed by McArthur, and these motions are pending.

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

9.	Caremark and its subsidiaries Caremark Inc. and AdvancePCS have been named in a putative class action lawsuit filed in California state court by an individual named Robert Irwin, purportedly on behalf of California members of non-ERISA health plans and/or all California taxpayers. The lawsuit, which also names other PBMs as defendants, alleges violations of California’s unfair competition laws and challenges alleged business practices of PBMs, including practices relating to pricing, rebates, formulary management, data utilization and accounting and administrative processes. Discovery in the case is ongoing.

10.	The Company has been named in a putative class action lawsuit filed in California state court by Gabe Tong, purportedly on behalf of current and former pharmacists working in the Company’s California stores. The lawsuit alleges that CVS failed to provide pharmacists in the purported class with meal and rest periods or to pay overtime as required under California law. Discovery in the case is ongoing. In addition, the Company is party to other employment litigation arising in the normal course of its business. The Company cannot predict the outcome of any of these employment litigation matters at this time; however, none of these matters are expected to be material to the Company.

11.	The Company is also a party to other litigation arising in the normal course of its business, none of which is expected to be material to the Company. The Company can give no assurance, however, that our operating results and financial condition will not be materially adversely affected, or that we will not be required to materially change our business practices, based on: (i) future enactment of new healthcare or other laws or regulations; (ii) the interpretation or application of existing laws or regulations, as they may relate to our business or the pharmacy services industry; (iii) pending or future federal or state governmental investigations of our business or the pharmacy services industry; (iv) institution of government enforcement actions against us; (v) adverse developments in any pending qui tam lawsuit against us, whether sealed or unsealed, or in any future qui tam lawsuit that may be filed against us; or (vi) adverse developments in other pending or future legal proceedings against us or affecting the pharmacy services industry.

Part II	Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table presents the total number of shares purchased during the second quarter of 2007, the average price paid per share, the number of shares that were purchased as part of a publicly announced tender offer and a separate, subsequent repurchase program, and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to the tender offer and $5.0 billion repurchase program.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2007 through April 28, 2007	10,294,606	$35.00	10,294,606	$—
April 29, 2007 through May 26, 2007	45,564,192	37.31	45,564,192	2,500,000,000
May 27, 2007 through June 30, 2007	16,155,150	38.23	16,155,150	2,500,000,000

(1)	On March 28, 2007, the Company commenced a tender offer to purchase up to 150 million shares, or about 10%, of its outstanding common stock at a price of $35.00 per share. The offer to purchase the shares expired on April 24, 2007 and resulted in approximately 10.3 million shares being tendered. On May 9, 2007, the Company’s Board of Directors authorized a share repurchase program for up to $5.0 billion of outstanding common stock. On May 13, 2007, the Company entered into a $2.5 billion fixed dollar accelerated share repurchase (“ASR”) agreement with an affiliate of Lehman Brothers, Inc. (such affiliate “Lehman”). The ASR agreement contains provisions that establish the minimum and maximum number of shares that will be repurchased during the term of the ASR agreement. Pursuant to the terms of the ASR agreement, on May 14, 2007, the Company paid $2.5 billion to Lehman in exchange for Lehman delivering 45.6 million shares of common stock to the Company. On June 7, 2007, upon establishment of the minimum number of shares to be repurchased, Lehman delivered an additional 16.1 million shares of common stock to the Company. The aggregate 61.7 million shares of common stock delivered to the Company by Lehman were placed into the Company’s treasury account. The Company may receive up to 6.8 million additional shares of common stock, depending on the market price of the common stock, as determined under the ASR agreement over the term of the ASR agreement, which is currently expected to conclude during the third quarter of 2007. The share repurchase program does not have a prescribed expiration date.

Part II	Item 4

Submission of Matters to a Vote of Security Holders

The results of matters submitted to a vote of security holders at our Annual Meeting of Stockholders, which was held on Wednesday, May 9, 2007, are incorporated by reference to Item 8.01 of CVS Caremark Corporations Current Report on Form 8-K dated May 15, 2007.

11. Part II	Item 6

Exhibits

Exhibits:

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to CVS Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

3.1A	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective May 13, 1998 (incorporated by reference to Exhibit 4.1A to Registrant’s Registration Statement No. 333-52055 on Form S-3/A dated May 18, 1998).

3.1B	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated March 22, 2007).

3.2	By-laws of the Registrant, as amended and restated (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated March 22, 2007).

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

CVS Caremark Corporation
(Registrant)

/s/ David B. Rickard
David B. Rickard Executive Vice President, Chief Financial Officer and Chief Administrative Officer

August 8, 2007