Form 10-Q
period 2007-09-29
CVS CAREMARK CORP
filed 2007-11-01
CIK 64803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended September 29, 2007

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

Common Stock, $0.01 par value, issued and outstanding at October 26, 2007:

1,476,891,000 shares

Part I	Item 1

CVS Caremark Corporation

(formerly CVS Corporation)

Consolidated Condensed Statements of Operations

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(In millions, except per share amounts)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net revenues	$20,495.2	$11,208.8	$54,387.1	$31,753.1
Cost of revenues	16,300.0	8,173.2	42,730.2	23,328.0

Gross profit	4,195.2	3,035.6	11,656.9	8,425.1
Operating expenses	2,924.1	2,498.8	8,339.5	6,732.8

Operating profit	1,271.1	536.8	3,317.4	1,692.3
Interest expense, net	127.5	75.2	297.3	134.7

Earnings before income tax provision	1,143.6	461.6	3,020.1	1,557.6
Income tax provision	454.1	177.4	1,198.1	605.9

Net earnings	689.5	284.2	1,822.0	951.7
Preference dividends, net of income tax benefit	3.4	3.5	10.4	10.5

Net earnings available to common shareholders	$686.1	$280.7	$1,811.6	$941.2

Basic earnings per common share:
Net earnings	$0.47	$0.34	$1.40	$1.15

Weighted average basic common shares outstanding	1,473.7	822.3	1,290.7	819.3

Diluted earnings per common share:
Net earnings	$0.45	$0.33	$1.36	$1.11

Weighted average diluted common shares outstanding	1,521.2	855.4	1,335.0	852.2

Dividends declared per common share	$0.06000	$0.03875	$0.16875	$0.11625

See accompanying notes to consolidated condensed financial statements.

Part I	Item 1

CVS Caremark Corporation

(formerly CVS Corporation)

Consolidated Condensed Balance Sheets

(Unaudited)

(In millions, except share and per share amounts)	September 29, 2007	December 30, 2006
Assets:
Cash and cash equivalents	$727.1	$530.7
Short-term investments	27.5	—
Accounts receivable, net	4,512.9	2,377.4
Inventories	7,891.6	7,108.9
Deferred income taxes	430.0	274.3
Other current assets	146.3	100.2

Total current assets	13,735.4	10,391.5
Property and equipment, net	6,075.1	5,333.6
Goodwill	23,424.7	3,195.2
Intangible assets, net	11,288.9	1,318.2
Deferred income taxes	—	90.8
Other assets	367.5	240.5

Total assets	$54,891.6	$20,569.8

Liabilities:
Accounts payable	$3,414.2	$2,449.2
Claims and discounts payable	2,471.4	414.3
Accrued expenses	2,432.0	1,950.2
Short-term debt	425.0	1,842.7
Current portion of long-term debt	340.2	344.3

Total current liabilities	9,082.8	7,000.7
Long-term debt	8,395.0	2,870.4
Deferred income taxes	3,740.2	—
Other long-term liabilities	887.9	781.1
Shareholders’ equity:
Preference stock, series one ESOP convertible, par value $1.00: authorized 50,000,000 shares; issued and outstanding 3,853,000 shares at September 29, 2007 and 3,990,000 shares at December 30, 2006	206.0	213.3
Common stock, par value $0.01: authorized 3,200,000,000 shares; issued 1,577,252,000 shares at September 29, 2007 and 847,266,000 shares at December 30, 2006	15.8	8.5
Treasury stock, at cost: 91,242,000 shares at September 29, 2007 and 21,529,000 shares at December 30, 2006	(3,125.7)	(314.5)
Shares held in trust, 9,224,000 shares at September 29, 2007	(301.3)	—
Guaranteed ESOP obligation	(82.1)	(82.1)
Capital surplus	26,569.3	2,198.4
Retained earnings	9,573.8	7,966.6
Accumulated other comprehensive loss	(70.1)	(72.6)

Total shareholders’ equity	32,785.7	9,917.6

Total liabilities and shareholders’ equity	$54,891.6	$20,569.8

See accompanying notes to consolidated condensed financial statements.

Part I	Item 1

CVS Caremark Corporation

(formerly CVS Corporation)

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	39 Weeks Ended
(In millions)	September 29, 2007	September 30, 2006
Cash flows from operating activities:
Cash receipts from revenues	$44,269.9	$31,387.4
Cash paid for inventory	(35,012.8)	(22,868.0)
Cash paid to other suppliers and employees	(5,743.5)	(6,710.4)
Interest received	23.6	12.0
Interest paid	(320.9)	(164.3)
Income taxes paid	(1,343.6)	(663.5)

Net cash provided by operating activities	1,872.7	993.2

Cash flows from investing activities:
Additions to property and equipment	(1,232.7)	(1,116.1)
Proceeds from sale-leaseback transactions	37.5	—
Acquisitions (net of cash acquired) and other investments	(1,961.2)	(4,201.0)
Cash outflow from hedging activities	—	(5.2)
Proceeds from sale or disposal of assets	104.7	19.3

Net cash used in investing activities	(3,051.7)	(5,303.0)

Cash flows from financing activities:
(Reductions in)/additions to short-term debt	(1,417.7)	2,906.8
Dividends paid	(220.6)	(95.1)
Proceeds from exercise of stock options	352.9	155.7
Excess tax benefits from stock based compensation	48.8	31.5
Additions to long-term debt	6,000.0	1,500.0
Reductions in long-term debt	(521.1)	(307.9)
Repurchase of common stock	(2,866.9)	—

Net cash provided by financing activities	1,375.4	4,191.0

Net increase/(decrease) in cash and cash equivalents	196.4	(118.8)
Cash and cash equivalents at beginning of period	530.7	513.4

Cash and cash equivalents at end of period	$727.1	$394.6

Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$1,822.0	$951.7
Adjustments required to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	818.5	531.9
Stock based compensation	59.3	50.6
Deferred income taxes and other non-cash items	(38.3)	52.9
Change in operating assets and liabilities, providing/(requiring) cash, net of effects from acquisitions:
Accounts receivable, net	337.2	(360.0)
Inventories	(333.4)	(516.7)
Other current assets	(21.3)	(33.5)
Other assets	(25.1)	(3.4)
Accounts and claims and discounts payable	(368.8)	347.5
Accrued expenses	(387.3)	7.1
Other long-term liabilities	9.9	(34.9)

Net cash provided by operating activities	$1,872.7	$993.2

See accompanying notes to consolidated condensed financial statements.

Part I	Item 1

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

In the opinion of management, the accompanying consolidated condensed financial statements include all adjustments necessary to present a fair statement of the Company’s results for the interim periods presented. Because of the influence of various factors on the Company’s operations, including business combinations, holidays and other seasonal influences, net earnings for any interim period presented may not be comparable to that of the same interim period in previous years or necessarily indicative of earnings for the full fiscal year.

Note 2

The following is a summary of the Company’s significant accounting policies that were affected by the Caremark Merger (as defined). Please see the 2006 Form 10-K for a complete discussion of the Company’s other significant accounting policies.

Revenue recognition:

Retail Pharmacy Segment (the “RPS”) ~ The RPS recognizes revenue from the sale of merchandise (other than prescription drugs covered by third party insurance programs) at the time the merchandise is purchased by the retail customer. Revenue from the sale of prescription drugs covered by third party insurance programs is recognized at the time the prescription is filled, which is or approximates when the retail customer picks up the prescription. Customer returns are not material. Revenue generated from the performance of services in the RPS’ healthcare clinics is recognized at the time the services are performed.

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

(Unaudited)

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

•

Revenues generated from prescription drugs sold by third party pharmacies in the PSS’ national retail pharmacy network and associated administrative fees are recognized at the PSS’ point-of-sale, which is when the claim is adjudicated by the PSS’ on-line claims processing system.

The PSS determines whether it is the principal or agent for its national retail pharmacy network transactions using the indicators set forth in Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”) on a contract by contract basis. In the majority of its contracts, the PSS has determined it is the principal due to it: (i) being the primary obligor in the arrangement, (ii) having latitude in establishing the price, changing the product or performing part of the service, (iii) having discretion in supplier selection, (iv) having involvement in the determination of product or service specifications and (v) having credit risk. The PSS’ obligations under its customer contracts for which revenues are reported using the gross method are separate and distinct from its obligations to the third party pharmacies under its national retail pharmacy network contracts. Pursuant to these contracts, the PSS is contractually required to pay the third party pharmacies in its national retail pharmacy network for products sold, regardless of whether the PSS is paid by its customers. The PSS’ responsibilities under its customer contracts typically include validating eligibility and coverage levels, communicating the prescription price and the co-payments due to the third party retail pharmacy, identifying possible adverse drug interactions for the pharmacist to address with the physician prior to dispensing, suggesting clinically appropriate generic alternatives where appropriate and approving the prescription for dispensing. Although the PSS does not have credit risk with respect to Retail Co-payments, management believes that all of the other indicators of gross revenue reporting are present. For contracts under which the PSS acts as an agent, the PSS records revenues using the net method.

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

(Unaudited)

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

The PSS accounts for CMS obligations and member responsibility amounts using the gross method consistent with its revenue recognition policies, including the application of EITF 99-19. Additionally, the PSS includes actual amounts paid by members of its PDP to the third party pharmacies in its national retail pharmacy network in the total Retail Co-payments included in net revenues.

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

Vendor allowances and purchase discounts:

Retail Pharmacy Segment ~ The RPS accounts for vendor allowances and purchase discounts under the guidance provided by EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” and EITF Issue No. 03-10, “Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.” Vendor allowances reduce the carrying cost of inventory unless they are specifically identified as a reimbursement of incremental costs for promotional programs and/or other services provided. Funds that are directly linked to advertising commitments are recognized as a reduction of advertising expense in the operating expenses line when the related advertising commitment is satisfied. Any such allowances received in excess of the actual cost incurred also reduce the carrying cost of inventory. The total value of any upfront payments received from vendors that are linked to purchase commitments is initially deferred. The deferred amounts are then amortized to reduce cost of revenues over the life of the contract based upon purchase volume. The total value of any upfront payments received from vendors that are not linked to purchase commitments is also initially deferred. The deferred amounts are then amortized to reduce cost of revenues on a straight-line basis over the life of the related contract. The total amortization of these upfront payments was not material to the accompanying consolidated condensed financial statements.

Part I	Item 1

CVS Caremark Corporation

(formerly CVS Corporation)

Notes to Consolidated Condensed Financial Statements

(Unaudited)

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

Shares held in trust ~ As a result of the Caremark Merger, the Company maintains grantor trusts, which held approximately 9.2 million shares of its common stock at September 29, 2007. These shares are designated for use under various employee compensation plans. Since the Company holds these shares, they are excluded from the computation of basic and diluted shares outstanding.

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

The merger was accounted for using the purchase method of accounting under U.S. Generally Accepted Accounting Principles. Under the purchase method of accounting, CVS Corporation is considered the acquirer of Caremark for accounting purposes and the total purchase price will be allocated to the assets acquired and liabilities assumed from Caremark based on their fair values as of March 22, 2007. Under the purchase method of accounting, the total consideration was approximately $26.9 billion and includes amounts related to Caremark common stock ($23.3 billion), Caremark stock options ($0.6 billion) and the special cash dividend ($3.2 billion), less shares held in trust ($0.3 billion). The consideration associated with the common stock and stock options was based on the average closing price of CVS common stock for the five trading days ending February 14, 2007, which was $32.67 per share. The results of the operations of Caremark have been included in the consolidated condensed statements of operations since March 22, 2007.

Part I	Item 1

CVS Caremark Corporation

(formerly CVS Corporation)

Notes to Consolidated Condensed Financial Statements

(Unaudited)

THE FOLLOWING ALLOCATION OF THE PURCHASE PRICE AND ESTIMATED TRANSACTION COSTS, AS OF MARCH 22, 2007, IS PRELIMINARY AND IS BASED ON INFORMATION THAT WAS AVAILABLE TO MANAGEMENT AT THE TIME THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS WERE PREPARED. ACCORDINGLY, THE ALLOCATION WILL CHANGE AND THE IMPACT OF SUCH CHANGES MAY BE MATERIAL.

Estimated Assets Acquired and Liabilities Assumed as of March 22, 2007

(In millions)
Cash and cash equivalents	$1,293.4
Short-term investments	27.5
Accounts receivable	2,472.7
Inventories	442.3
Deferred tax asset	123.0
Other current assets	33.6

Total current assets	4,392.5
Property and equipment	210.6
Goodwill	20,210.3
Intangible assets (1)	10,237.0
Other assets	68.0

Total assets acquired	35,118.4

Accounts payable	960.8
Claims and discounts payable	2,430.1
Accrued expenses (2)	939.1

Total current liabilities	4,330.0
Deferred tax liability	3,841.0
Other long-term liabilities	96.8

Total liabilities	8,267.8

Net assets acquired	$26,850.6

(1)	Intangible assets include customer contracts and relationships ($3,670.0 million) with an estimated weighted average life of 15.6 years, proprietary technology ($134.8 million) with an estimated weighted average life of five years, favorable leaseholds ($24.2 million) with an estimated weighted average life of 11.5 years, covenants not to compete ($10.0 million) with an estimated average life of 5 years and trade names ($6,398.0 million), which are indefinitely lived. These values and estimated lives are preliminary and are subject to change based on the results of the final valuation.

(2)	Accrued expenses currently include $38.6 million for estimated severance, benefits and outplacement costs for approximately 245 Caremark employees that have been or will be terminated. The amount accrued and the number of employees affected will continue to increase as exit plans are finalized and communicated. As of September 29, 2007, $4.4 million of the liability has been settled with cash payments. The remaining liability will require future cash payments through 2008.

Part I	Item 1

CVS Caremark Corporation

(formerly CVS Corporation)

Notes to Consolidated Condensed Financial Statements

(Unaudited)

On June 2, 2006, CVS acquired certain assets and assumed certain liabilities from Albertson’s, Inc. (“Albertsons”) for $4.0 billion. The assets acquired and the liabilities assumed included approximately 700 standalone drugstores and a distribution center (collectively the “Standalone Drug Business”).

In conjunction with the acquisition of the Standalone Drug Business, during fiscal 2006, the Company recorded a $52.2 million liability for the estimated costs associated with the non-cancelable lease obligations of 94 acquired stores that the Company does not intend to operate. As of September 29, 2007, 80 of these locations have been closed and $1.4 million of this liability has been settled with cash payments. The $52.3 million remaining liability, which includes $2.6 million of interest accretion, will require future cash payments through 2033, unless settled prior thereto. The Company believes the remaining liability is adequate to cover the remaining costs associated with the related activities.

THE FOLLOWING PRO FORMA COMBINED RESULTS OF OPERATIONS HAVE BEEN PROVIDED FOR ILLUSTRATIVE PURPOSES ONLY AND DO NOT PURPORT TO BE INDICATIVE OF THE ACTUAL RESULTS THAT WOULD HAVE BEEN ACHIEVED BY THE COMBINED COMPANY FOR THE PERIODS PRESENTED OR THAT WILL BE ACHIEVED BY THE COMBINED COMPANY IN THE FUTURE:

	13 weeks ended	39 weeks ended
(In millions, except per share amounts)	September 30, 2006	September 29, 2007	September 30, 2006
Pro forma:
Net revenues	$19,227.5	$61,856.2	$58,449.5
Net earnings	706.5	2,070.8	1,549.6

Basic earnings per share	$0.46	$1.29	$1.00
Diluted earnings per share	0.45	1.26	0.98

(1)	The pro forma combined results of operations assume that the Caremark Merger and the acquisition of the Standalone Drug Business occurred at the beginning of each period presented. These results have been prepared by adjusting the historical results of the Company to include the historical results of Caremark and the Standalone Drug Business, the incremental interest expense and the impact of the preliminary purchase price allocation discussed above. The historical results of Caremark reflect a calendar period end, whereas the historical results of the Pharmacy Services Segment of CVS reflect a 52 week fiscal year ending on the Saturday nearest to December 31.

(2)	Inter-company revenues that occur when a Caremark customer uses a CVS/pharmacy retail store to purchase covered products were eliminated. These adjustments had no impact on pro forma net earnings or pro forma earnings per share.

(3)	The pro forma combined results of operations do not include any cost savings that may result from the combination of the Company and Caremark or any estimated costs that will be incurred by the Company to integrate the businesses.

(4)	The pro forma combined results of operations for the thirty-nine weeks ended September 29, 2007, exclude $80.3 million pre-tax ($48.4 million after-tax) of stock option expense associated with the accelerated vesting of certain Caremark stock options, which vested upon consummation of the merger due to change in control provisions included in the underlying Caremark stock option plans. The pro forma combined results for the thirty-nine weeks ended September 29, 2007 also exclude $42.9 million pre-tax ($25.9 million after-tax) related to change in control payments due upon the consummation of the merger due to change in control provisions in certain Caremark employment agreements. In addition, the pro forma combined results of operations for the thirty-nine weeks ended September 29, 2007, exclude merger-related costs of $128.0 million pre-tax ($88.3 million after-tax), which primarily consist of investment banker fees, legal fees, accounting fees and other merger-related costs incurred by Caremark.

Part I	Item 1

CVS Caremark Corporation

(formerly CVS Corporation)

Notes to Consolidated Condensed Financial Statements

(Unaudited)

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

On May 13, 2007, the Company entered into a $2.5 billion fixed dollar accelerated share repurchase (“ASR”) agreement with Lehman Brothers, Inc. (“Lehman”). The ASR agreement contained provisions that established the minimum and maximum number of shares to be repurchased during the term of the ASR agreement. Pursuant to the terms of the ASR agreement, on May 14, 2007, the Company paid $2.5 billion to Lehman in exchange for Lehman delivering 45.6 million shares of common stock to the Company. On June 7, 2007, upon establishment of the minimum number of shares to be repurchased, Lehman delivered an additional 16.1 million shares of common stock to the Company. As of the September 29, 2007, the aggregate 61.7 million shares of common stock had been placed into the Company’s treasury account. The ASR program concluded on October 5, 2007 and resulted in the Company receiving an additional 5.8 million shares of common stock during the fourth quarter of 2007, which were placed into the Company’s treasury account upon delivery.

On May 22, 2007, the Company issued $1.75 billion of Floating Rate Senior Notes due June 1, 2010, $1.75 billion of 5.75% unsecured senior notes due June 1, 2017, and $1.0 billion of 6.25% unsecured senior notes due June 1, 2027 (collectively the “Notes”). On May 22, 2007, the Company also entered into an Underwriting Agreement with Lehman Brothers, Inc., Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, BNY Capital Markets, Inc., and Wachovia Capital Markets, LLC, as representatives of the Underwriters pursuant to which the Company agreed to issue and sell $1.0 billion of Enhanced Capital Advantaged Preferred Securities (“ECAPS”) due June 1, 2062 to the underwriters. The ECAPS bear interest at 6.302% per year until June 1, 2012 at which time they will pay interest based on a floating rate. The Notes and the ECAPS pay interest semiannually and may be redeemed at any time, in whole or in part, at a defined redemption price plus accrued interest. The net proceeds from the Notes and ECAPS were used to repay the bridge credit facility and commercial paper borrowings.

Note 5

As of September 29, 2007, the Company operated 6,259 retail and specialty drug stores, 22 specialty mail order pharmacies and 9 mail service pharmacies in 44 states and the District of Columbia. The Company currently operates two business segments: Retail Pharmacy and Pharmacy Services. The Company’s business segments are operating units that offer different products and services and require distinct technology and marketing strategies.

As of September 29, 2007, the Retail Pharmacy Segment included 6,206 retail drugstores, the Company’s online retail website, CVS.com® and its retail healthcare clinics. The retail drugstores are located in 40 states and the District of Columbia and operate under the CVS® or CVS/pharmacy® name. The retail healthcare clinics utilize nationally recognized medical protocols to diagnose and treat minor health conditions and are staffed by board-certified nurse practitioners and physician assistants. The retail healthcare clinics operate under the MinuteClinic® name and include 293 clinics located in 24 states, 269 of which are located within the Company’s retail drugstores.

Part I	Item 1

CVS Caremark Corporation

(formerly CVS Corporation)

Notes to Consolidated Condensed Financial Statements

(Unaudited)

The Pharmacy Services Segment provides a full range of pharmacy benefit management services to employers, managed care providers and other organizations. These services include mail order pharmacy services, specialty pharmacy services, plan design and administration, formulary management and claims processing, as well as providing insurance and reinsurance services in conjunction with prescription drug benefit plans. The specialty pharmacy business focuses on supporting individuals that require complex and expensive drug therapies. Currently, the Pharmacy Services segment operates under the Caremark Pharmacy Services®, PharmaCare Management Services® and PharmaCare Pharmacy® names. As of September 29, 2007, the Pharmacy Services Segment included 53 retail specialty drugstores, 22 specialty mail order pharmacies and 9 mail service pharmacies located in 26 states and the District of Columbia.

The Company evaluates segment performance based on net revenues, gross profit and operating profit before the effect of certain intersegment activities and charges.

Following is a reconciliation of the Company’s business segments to the accompanying consolidated condensed financial statements:

(In millions)	Retail Pharmacy Segment	Pharmacy Services Segment (1)	Intersegment Eliminations (2)	Consolidated Totals
13 weeks ended:
September 29, 2007:
Net revenues	$10,959.1	$10,662.6	$(1,126.5)	$20,495.2
Gross profit	3,259.9	935.3	—	4,195.2
Operating profit	616.4	654.7	—	1,271.1
September 30, 2006:
Net revenues	$10,316.6	$933.5	$(41.3)	$11,208.8
Gross profit	2,908.7	126.9	—	3,035.6
Operating profit	443.1	93.7	—	536.8

39 weeks ended:
September 29, 2007:
Net revenues	$33,448.0	$23,327.0	$(2,387.9)	$54,387.1
Gross profit	9,661.3	1,995.6	—	11,656.9
Operating profit	1,970.1	1,347.3	—	3,317.4
September 30, 2006:
Net revenues	$29,188.6	$2,678.4	$(113.9)	$31,753.1
Gross profit	8,096.2	328.9	—	8,425.1
Operating profit	1,468.4	223.9	—	1,692.3

Total assets:
September 29, 2007	$19,875.4	$35,231.0	$(214.8)	$54,891.6
December 30, 2006	19,038.8	1,531.0	—	20,569.8

Goodwill:
September 29, 2007	$2,591.4	$20,833.3	$—	$23,424.7
December 30, 2006	2,572.4	622.8	—	3,195.2

(1)	Net revenues of the Pharmacy Services Segment include approximately $1,454.6 million and $3,022.7 million of Retail Co-payments for the thirteen and thirty-nine weeks ended September 29, 2007, respectively.

(2)	Intersegment eliminations relate to intersegment revenues and accounts receivable that occur when a Pharmacy Services Segment customer uses a Retail Pharmacy Segment store to purchase covered products. When this occurs, both segments record the revenue on a stand-alone basis.

Part I	Item 1

CVS Caremark Corporation

(formerly CVS Corporation)

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 6

The Company accounts for goodwill and intangible assets under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” As such, goodwill and other indefinitely-lived intangible assets are not amortized but are subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate that the assets may be impaired. During the third quarter of 2007, the Company performed its required annual goodwill impairment test, which concluded there was no impairment.

As of September 29, 2007, the carrying amount of goodwill was $23.4 billion, compared to $3.2 billion at December 30, 2006. The increase in the carrying amount of goodwill during the thirty-nine weeks ended September 29, 2007 was primarily due to the Caremark Merger and $21.5 million of adjustments related to the acquisition of the Standalone Drug Business. There has been no impairment of goodwill during the thirty-nine weeks ended September 29, 2007.

Intangible assets other than goodwill are required to be separated into two categories: finite-lived and indefinitely-lived assets. Intangible assets with finite useful lives are amortized over their estimated useful life, while intangible assets with indefinite useful lives are not amortized.

Following is a summary of the Company’s intangible assets as of the respective balance sheet dates:

	As of September 29, 2007		As of December 30, 2006
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks (indefinitely-lived)	$6,398.0	$—	$—	$—
Customer contracts and relationships and Covenants not to compete	5,202.0	(807.1)	1,457.6	(563.4)
Favorable leases and Other	648.3	(152.3)	552.2	(128.2)

	$12,248.3	$(959.4)	$2,009.8	$(691.6)

The amortization expense related to finite-lived intangible assets for the thirteen and thirty-nine weeks ended September 29, 2007 was $108.7 million and $268.6 million, respectively. The anticipated annual amortization expense for these finite-lived intangible assets is $377.4 million, $428.5 million, $418.2 million, $407.0 million, $398.4 million and $376.5 million in 2007, 2008, 2009, 2010, 2011 and 2012, respectively. The increase in intangible assets during the thirty-nine weeks ended September 29, 2007 was primarily due to the Caremark Merger. The values and estimated lives of the intangible assets recorded in connection with the Caremark Merger are preliminary and are subject to change based on the results of the final valuation. Please see Note 3 for additional information.

Note 7

Accumulated other comprehensive loss consists of unrealized losses on derivatives and amounts related to the Company’s pension and postretirement plans. The amount related to the Company’s pension and postretirement plans totaled $87.4 million pre-tax ($55.4 million after-tax) as of September 29, 2007 and December 30, 2006. The unrealized loss on derivatives totaled $23.2 million pre-tax ($14.7 million after-tax) and $27.2 million pre-tax ($17.2 million after-tax) as of September 29, 2007 and December 30, 2006, respectively.

Part I	Item 1

CVS Caremark Corporation

(formerly CVS Corporation)

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Following are the changes in comprehensive income:

	13 weeks ended		39 weeks ended
(In millions)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net earnings, as reported	$689.5	$284.2	$1,822.0	$951.7
Other comprehensive loss:
Unrealized loss on derivatives	—	(7.6)	—	(3.3)
Recognition of unrealized loss on derivatives	0.8	0.8	2.5	2.2

Total comprehensive income, net of taxes	$690.3	$277.4	$1,824.5	$950.6

As of September 29, 2007, the Company had no freestanding derivatives in place.

Note 8

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). Compensation expense related to stock options, which includes the 1999 Employee Stock Purchase Plan (“ESPP”) for the thirteen and thirty-nine weeks ended September 29, 2007 totaled $24.8 million and $60.1 million, respectively. Compensation expense related to stock options for the thirteen and thirty-nine weeks ended September 30, 2006 totaled $16.3 million and $43.8 million, respectively. Compensation expense related to restricted stock awards for the thirteen and thirty-nine weeks ended September 29, 2007, totaled $7.7 million and $23.4 million, respectively, compared to $2.5 million and $6.8 million for the thirteen and thirty-nine weeks ended September 30, 2006. During the thirteen and thirty-nine weeks ended September 29, 2007, the Company granted 1.4 and 12.9 million stock options, respectively, with a weighted average fair value of $8.72 and $9.78 under the Company’s 1997 Incentive Compensation Plan. In accordance with SFAS 123(R), compensation expense is recognized on a straight-line basis over the employee’s vesting period or to the employee’s retirement eligible date, if earlier.

Note 9

Following are the components of net interest expense:

	13 weeks ended		39 weeks ended
(In millions)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Interest expense	$135.5	$79.5	$320.9	$146.7
Interest income	(8.0)	(4.3)	(23.6)	(12.0)

Interest expense, net	$127.5	$75.2	$297.3	$134.7

Part I	Item 1

CVS Caremark Corporation

(formerly CVS Corporation)

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 10

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), at the beginning of fiscal year 2007. As a result of the implementation, the Company reduced its reserves for uncertain income tax positions by approximately $4.0 million, which was accounted for as an increase to the December 31, 2006 balance of retained earnings. The Company’s income tax reserve balance was approximately $43.0 million at the beginning of fiscal year 2007. During the thirty-nine weeks ended September 29, 2007, the balance of the reserve increased to approximately $228.0 million, primarily as a result of the Caremark Merger.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and local jurisdictions. Substantially all material income tax matters have been concluded for fiscal years through 1992.

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

During 2007, the IRS commenced an examination of the consolidated U.S. income tax return of the Company for fiscal year 2007 pursuant to the Compliance Assurance Process (“CAP”) program. The CAP program is a voluntary program under which taxpayers seek to resolve all or most issues with the IRS prior to the filing of their U.S. income tax returns in lieu of being audited in the traditional manner. In addition to the CAP examination, the IRS is examining the Company’s consolidated U.S. income tax return for fiscal year 2006 and the consolidated U.S. income tax returns of Caremark for fiscal years 2004 and 2005, which benefit from net operating loss carry-forwards going back to 1993. It is anticipated that these examinations will be completed in 2008. The Company and its subsidiaries are also currently under examination by various state and local jurisdictions. As of September 29, 2007, no examination has resulted in any proposed adjustments that would result in a material change to the Company’s results of operations, financial condition, or liquidity.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. During the thirty-nine weeks ended September 29, 2007, the Company recognized interest of approximately $12.0 million. The Company had approximately $39.0 million accrued for interest and penalties as of September 29, 2007.

There are no material reserves established at September 29, 2007 for income tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. If present, such items would impact deferred tax accounting, not the annual effective income tax rate, and would accelerate the payment of cash to the taxing authority to an earlier period.

The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is approximately $21.0 million, after considering the federal benefit of state income taxes.

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

(Unaudited)

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

Diluted earnings per common share is computed by dividing: (i) net earnings, after accounting for the difference between the dividends on the ESOP preference stock and common stock and after making adjustments for the incentive compensation plans, by (ii) Basic Shares plus the additional shares that would be issued assuming that all dilutive stock awards are exercised and the ESOP preference stock is converted into common stock. Options to purchase 13.8 million and 9.6 million shares of common stock were outstanding but were not included in the calculation of diluted earnings per share for the thirteen and thirty-nine weeks ended September 29, 2007, respectively, because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Similarly, options to purchase 6.3 million and 3.9 million shares of common stock were outstanding but were not included in the calculation of diluted earnings per share for the thirteen and thirty-nine weeks ended September 30, 2006, respectively.

Following is a reconciliation of basic and diluted earnings per common share for the respective periods:

	13 weeks ended		39 weeks ended
(In millions, except per share amounts)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Numerator for earnings per common share calculation:
Net earnings	$689.5	$284.2	$1,822.0	$951.7
Preference dividends, net of income tax benefit	(3.4)	(3.5)	(10.4)	(10.5)

Net earnings available to common shareholders, basic	$686.1	$280.7	$1,811.6	$941.2

Net earnings	$689.5	$284.2	$1,822.0	$951.7
Dilutive earnings adjustments	(0.9)	(1.0)	(2.8)	(3.1)

Net earnings available to common shareholders, diluted	$688.6	$283.2	$1,819.2	$948.6

Denominator for earnings per common share calculation:
Weighted average common shares, basic	1,473.7	822.3	1,290.7	819.3
Effect of dilutive securities:
Restricted stock units	3.5	2.1	3.6	2.2
ESOP preference stock	17.9	18.7	18.1	19.0
Stock options	26.1	12.3	22.6	11.7

Weighted average common shares, diluted	1,521.2	855.4	1,335.0	852.2

Basic earnings per common share	$0.47	$0.34	$1.40	$1.15

Diluted earnings per common share	$0.45	$0.33	$1.36	$1.11

Part I	Item 1

CVS Caremark Corporation

(formerly CVS Corporation)

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 12

1.	On November 1, 2006, CVS and Caremark entered into a definitive merger agreement, and the merger closed on March 22, 2007 following receipt of required shareholder approvals. A lawsuit was filed in the Delaware Chancery Court prior to the merger by Express Scripts and its law firm Skadden, Arps, Slate, Meagher & Flom LLP against Caremark, CVS and Caremark’s directors alleging that Caremark’s directors breached their fiduciary duties by entering into the CVS merger. Express Scripts made an unsolicited bid to acquire Caremark following announcement of the CVS merger, and the plaintiffs in this lawsuit sought, among other things, declaratory and injunctive relief to prevent the CVS merger. The Delaware Chancery Court did not grant the declaratory or injunctive relief requested by the plaintiffs, and efforts by the plaintiffs to appeal the decision were denied by both the Chancery Court and the Delaware Supreme Court. In October 2007, Express Scripts voluntarily dismissed its lawsuit without prejudice.

2.	As previously disclosed, in May 2006, the Securities and Exchange Commission commenced an informal inquiry into the stock option granting practices and relocation program of Caremark. As announced in the Company’s Form 8-K filed August 17, 2007, the Company has been apprised by the Securities and Exchange Commission that the investigation has been completed and that the Commission has determined not to recommend any enforcement action against Caremark. Also, as previously disclosed in May 2006, Caremark received a document subpoena from the United States Attorney’s Office for the Southern District of New York requesting information relating to Caremark’s stock option granting practices. As also announced in the Form 8-K filed August 17, 2007, Caremark has been informed by the United States Attorney’s Office that it is closing this investigation without any action being taken against Caremark.

3.	Following receipt of the stock option inquiries described in (2) above, a number of shareholder derivative lawsuits were filed in the Tennessee state court and the Tennessee federal court against Caremark and various officers and directors of Caremark seeking, among other things, a declaration that the directors breached their fiduciary duties, imposition of a constructive trust upon any illegal profits received by the defendants and punitive and other damages. The cases brought in the Tennessee federal court were consolidated into one action, and the consolidated action was voluntarily dismissed without prejudice by the plaintiffs in March 2007. The cases brought in the Tennessee state court were also consolidated into one action, and the plaintiffs amended their complaint to add CVS and its directors as defendants and to allege class action claims. A stipulation of settlement was entered into by the parties on July 5, 2007, which provided, among other things, that (1) the plaintiffs will dismiss the case and release the defendants from claims asserted in the action, (2) a temporary restraining order issued by the court in March 2007 will be vacated, (3) defendants will agree to maintain for at least four years a number of corporate governance provisions relating to the granting, exercise and disclosure of stock option awards and (4) the defendants will not oppose plaintiffs’ petition for an award of attorneys’ fees and expenses not to exceed $7.5 million. As part of the settlement, the defendants specifically denied any liability or wrongdoing with respect to all claims alleged in the litigation, including claims relating to stock option backdating, and acknowledged that they entered into the settlement solely to avoid the distraction, burden and expense of the pending litigation. The settlement was orally approved by the court at a hearing on October 5, 2007, and a final written order of approval is expected to be issued once the court rules on the application by the plaintiffs’ attorneys for an award of fees and expenses that, by agreement, may not exceed $7.5 million.

Part I	Item 1

CVS Caremark Corporation

(formerly CVS Corporation)

Notes to Consolidated Condensed Financial Statements

(Unaudited)

4.	Caremark’s subsidiary Caremark, Inc. has been named as a defendant in a qui tam lawsuit initially filed by a relator in Texas federal court in 1999. The case was unsealed in May 2005. The case seeks money damages and alleges that Caremark’s processing of Medicaid and certain other government claims on behalf of its clients violates applicable federal or state false claims acts and fraud statutes. The U.S. Department of Justice and the States of Texas, Tennessee, Florida, Arkansas, Louisiana and California intervened in the lawsuit, but Tennessee and Florida withdrew from the lawsuit in August 2006 and May 2007, respectively. A phased approach to discovery is ongoing.

5.	Caremark’s subsidiary Caremark, Inc. has been named in a putative class action lawsuit filed in Tennessee federal court by an individual named Robert Moeckel, purportedly on behalf of the John Morrell Employee Benefits Plan, which is an employee benefit plan sponsored by a former Caremark client. The lawsuit, which seeks unspecified damages and injunctive relief, alleges that Caremark acts as a fiduciary under ERISA and has breached certain alleged fiduciary duties under ERISA. This lawsuit makes allegations similar to those made in prior cases against Caremark’s subsidiaries Caremark, Inc. and AdvancePCS, L.L.C. which have been dismissed based on substantive rulings that the applicable subsidiary does not act as an ERISA fiduciary, dismissed based on threshold procedural grounds or dismissed voluntarily by the plaintiffs.

6.	In 2004, Caremark received CIDs or similar requests for information relating to certain PBM business practices of its Caremark, Inc. and AdvancePCS, L.L.C. subsidiaries under state consumer protection statutes from 28 states plus the District of Columbia. Caremark continues to cooperate with these requests and cannot predict the timing or outcome of the review of the requested information.

7.	Caremark was named in a putative class action lawsuit filed in 2003 in Alabama state court by John Lauriello, purportedly on behalf of participants in the 1999 settlement of various securities class action and derivative lawsuits against Caremark and others. Other defendants include insurance companies that provided coverage to Caremark with respect to the settled lawsuits. The Lauriello lawsuit seeks approximately $3.2 billion in compensatory damages plus other non-specified damages based on allegations that the amount of insurance coverage available for the settled lawsuits was misrepresented and suppressed. A similar lawsuit was filed the next month by Frank McArthur, also in Alabama state court, naming Caremark, several insurance companies and attorneys and law firms involved in the 1999 settlement. This lawsuit was subsequently stayed by the court as a later-filed class action.

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

8.	Various lawsuits have been filed alleging that Caremark and its subsidiaries Caremark, Inc. and AdvancePCS, L.L.C. have violated applicable antitrust laws in establishing and maintaining retail pharmacy networks for client health plans. In August 2003, Bellevue Drug Co., Robert Schreiber, Inc. d/b/a Burns Pharmacy and Rehn-Huerbinger Drug Co. d/b/a Parkway Drugs #4, together with Pharmacy Freedom Fund and the National Community Pharmacists Association filed a putative class action against AdvancePCS in Pennsylvania federal court, seeking treble damages and injunctive relief. The claims were initially sent to arbitration based on contract terms between the pharmacies and AdvancePCS.

Part I	Item 1

CVS Caremark Corporation

(formerly CVS Corporation)

Notes to Consolidated Condensed Financial Statements

(Unaudited)

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

9.	Caremark and its subsidiaries Caremark Inc. and AdvancePCS have been named in a putative class action lawsuit filed in California state court by an individual named Robert Irwin, purportedly on behalf of California members of non-ERISA health plans and/or all California taxpayers. The lawsuit, which also names other PBMs as defendants, alleges violations of California’s unfair competition laws and challenges alleged business practices of PBMs, including practices relating to pricing, rebates, formulary management, data utilization and accounting and administrative processes. Discovery in the case is ongoing.

10.	The Rhode Island Attorney General’s Office, the Rhode Island Ethics Commission, and the United States Attorney’s Office for the District of Rhode Island have been investigating the business relationships between certain former members of the Rhode Island General Assembly and various Rhode Island companies, including Roger Williams Medical Center, Blue Cross & Blue Shield of Rhode Island and CVS. In connection with the investigation of these business relationships, a former state senator was criminally charged in 2005 by federal and state authorities and has pled guilty to those charges, and a former state representative was criminally charged in October 2007 by federal authorities and has agreed to plead guilty to those charges. In January 2007, two CVS employees on administrative leave from the Company were indicted on federal charges relating to their involvement in entering into a $12,000 per year consulting agreement with the former state senator seven years ago. The indictment alleges that the two CVS employees concealed the true nature of the Company’s relationship with the former state senator from other Company officials and others. CVS will continue to cooperate fully in this investigation, the timing and outcome of which cannot be predicted with certainty at this time.

11.	The Company has been named in a putative class action lawsuit filed in California state court by Gabe Tong, purportedly on behalf of current and former pharmacists working in the Company’s California stores. The lawsuit alleges that CVS failed to provide pharmacists in the purported class with meal and rest periods or to pay overtime as required under California law. In October 2007, the Company reached a conditional agreement, subject to the approval by the court, to resolve this matter. In, addition, the Company is party to other employment litigation arising in the normal course of its business. The Company cannot predict the outcome of any of these employment litigation matters at this time, however, none of these matters are expected to be material to the company.

Part I	Item 1

CVS Caremark Corporation

(formerly CVS Corporation)

Notes to Consolidated Condensed Financial Statements

(Unaudited)

12.	The Company is also a party to other litigation arising in the normal course of its business, none of which is expected to be material to the Company. The Company can give no assurance, however, that our operating results and financial condition will not be materially adversely affected, or that we will not be required to materially change our business practices, based on: (i) future enactment of new healthcare or other laws or regulations; (ii) the interpretation or application of existing laws or regulations, as they may relate to our business or the pharmacy services industry; (iii) pending or future federal or state governmental investigations of our business or the pharmacy services industry; (iv) institution of government enforcement actions against us; (v) adverse developments in any pending qui tam lawsuit against us, whether sealed or unsealed, or in any future qui tam lawsuit that may be filed against us; or (vi) adverse developments in other pending or future legal proceedings against us or affecting the pharmacy services industry.

Part I

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

CVS Caremark Corporation:

We have reviewed the accompanying consolidated condensed balance sheet of CVS Caremark Corporation and subsidiaries (formerly CVS Corporation) as of September 29, 2007, and the related consolidated condensed statements of operations and cash flows for the thirteen and thirty-nine week periods then ended. These financial statements are the responsibility of the Company’s management. The consolidated condensed balance sheet of CVS Caremark Corporation and subsidiaries (formerly CVS Corporation) as of September 30, 2006, and for the thirteen and thirty-nine week periods then ended were reviewed by other accountants whose report (dated November 1, 2006) stated that they were not aware of any material modifications that should be made to those statements for them to be in conformity with U.S. generally accepted accounting principles.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements at September 29, 2007, and for the thirteen and thirty-nine week periods then ended for them to be in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

October 30, 2007

Boston, Massachusetts

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion explains the material changes in our results of operations for the thirteen and thirty-nine weeks ended September 29, 2007 and September 30, 2006 and the significant developments affecting our financial condition since December 30, 2006. We strongly recommend that you read our audited consolidated financial statements and footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Exhibit 13 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (the “2006 Form 10-K”) along with this report.

Introduction

Our Company operates the largest retail pharmacy business (based on store count) and one of the largest pharmacy benefit management businesses in the United States.

Our retail pharmacy business sells prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, film and photo finishing services, seasonal merchandise, greeting cards and convenience foods through our CVS/pharmacy® retail stores and online through CVS.com®. We also provide healthcare services through our 293 MinuteClinic® healthcare clinics, 269 of which are located in CVS/pharmacy retail stores.

Our pharmacy services business provides a full range of pharmacy benefit management services including mail order pharmacy services, specialty pharmacy services, plan design and administration, formulary management and claims processing. Our customers are primarily employers, insurance companies, unions, government employee groups, managed care organizations and other sponsors of health benefit plans and individuals throughout the United States. In addition, through our SilverScript insurance subsidiary, we are a national provider of drug benefits to eligible beneficiaries under the Federal Government’s Medicare Part D program. Our specialty pharmacies support individuals that require complex and expensive drug therapies. Our pharmacy services business operates a national retail pharmacy network with over 60,000 participating pharmacies (including CVS/pharmacy stores). We also provide disease management programs for 27 conditions through our Accordant® disease management offering. Twenty-one of these programs are accredited by the National Committee for Quality Assurance. Currently, the pharmacy services business operates under the Caremark Pharmacy Services®, PharmaCare Management Services® and PharmaCare Pharmacy® names. As of September 29, 2007, the Pharmacy Services segment included 53 retail specialty pharmacy stores, 22 specialty mail order pharmacies and 9 mail service pharmacies located in 26 states and the District of Columbia.

The retail pharmacy and pharmacy services businesses are highly competitive. We believe that we compete principally on the basis of: (i) store location and convenience; (ii) customer/client service and satisfaction; (iii) product selection and variety; and (iv) price. In each of the markets we serve, we compete with independent and other retail drugstore chains, supermarkets, convenience stores, pharmacy benefit managers and other mail order prescription providers, discount merchandisers, membership clubs and Internet pharmacies.

As of September 29, 2007, we operated 6,259 retail and specialty pharmacy stores, 22 specialty mail order pharmacies, 9 mail service pharmacies and 293 healthcare clinics in 44 states and the District of Columbia.

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

By virtue of the Caremark Merger, each issued and outstanding share of Caremark common stock, par value $0.001 per share, of Caremark was converted into the right to receive 1.67 shares of our common stock, par value $0.01 per share. Cash was paid in lieu of fractional shares.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

As described above, we completed the Caremark Merger on March 22, 2007 and acquired the Standalone Drug Business on June 2, 2006. As a result, our consolidated condensed results of operations for the thirteen and thirty-nine weeks ended September 29, 2007 include 91 and 192 days, respectively, of Caremark’s results of operations. In addition, our consolidated condensed results of operations for the thirteen and thirty-nine weeks ended September 30, 2006 include 91 and 121 days, respectively, of the Standalone Drug Business’ results of operations.

Thirteen and Thirty-Nine Weeks Ended September 29, 2007 versus September 30, 2006

Consolidated Totals

	13 weeks ended		39 weeks ended
(In millions, except per share amounts)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net revenues	$20,495.2	$11,208.8	$54,387.1	$31,753.1
Gross profit	4,195.2	3,035.6	11,656.9	8,425.1
Operating expenses	2,924.1	2,498.8	8,339.5	6,732.8

Operating profit	1,271.1	536.8	3,317.4	1,692.3
Interest expense, net	127.5	75.2	297.3	134.7

Earnings before income tax provision	1,143.6	461.6	3,020.1	1,557.6
Income tax provision	454.1	177.4	1,198.1	605.9

Net earnings	689.5	284.2	1,822.0	951.7

Diluted earnings per common share	$0.45	$0.33	$1.36	$1.11

Net revenues increased $9.3 billion and $22.6 billion during the thirteen and thirty-nine weeks ended September 29, 2007, respectively. The increase was primarily due to (i) the Caremark Merger, which resulted in an increase in Pharmacy Services revenue of $8.3 billion and $17.6 billion during the thirteen and thirty-nine weeks ended September 29, 2007, respectively, and (ii) the acquisition of the Standalone Drug Business, which resulted in an increase in Retail Pharmacy revenue of $19.6 million and $2.1 billion during the thirteen and thirty-nine weeks ended September 29, 2007, respectively. Please see our Segment Analysis for additional information.

Gross profit increased $1.2 billion and $3.2 billion during the thirteen and thirty-nine weeks ended September 29, 2007, respectively. The increase was primarily due to the Caremark Merger, including significant purchasing synergies. Gross profit also continued to benefit from the increased utilization of generic drugs in both the Retail Pharmacy and Pharmacy Services Segments. Please see our Segment Analysis for additional information.

Operating expenses increased $0.4 billion and $1.6 billion during the thirteen and thirty-nine weeks ended September 29, 2007, respectively. The increase primarily relates to the incremental amortization resulting from the preliminary intangible assets recorded in connection with the Caremark Merger and merger-related integration costs. Please see our Segment Analysis for additional information.

Interest expense, net consisted of the following:

	13 weeks ended		39 weeks ended
(In millions)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Interest expense	$135.5	$79.5	$320.9	$146.7
Interest income	(8.0)	(4.3)	(23.6)	(12.0)

Interest expense, net	$127.5	$75.2	$297.3	$134.7

Part I	Item 2

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

Income tax provision ~ Our effective income tax rate was 39.7% for the thirteen and thirty-nine weeks ended September 29, 2007, respectively, compared to 38.4% and 38.9% for the comparable 2006 periods. The increase in our effective income tax rate was primarily due to an increase in state taxes. We currently believe our effective annual income tax rate for the full year 2007 will be approximately 39.7%.

Net earnings for the thirteen weeks ended September 29, 2007 increased $405.3 million, or 142.6%, to $689.5 million (or $0.45 per diluted share), compared to $284.2 million (or $0.33 per diluted share), in the comparable 2006 period. Net earnings for the thirty-nine weeks ended September 29, 2007 increased $870.3 million, or 91.4%, to $1,822.0 million (or $1.36 per diluted share), compared to $951.7 million (or $1.11 per diluted share) in the comparable 2006 period.

Segment Analysis:

Following is a reconciliation of the Company’s business segments to the accompanying consolidated condensed financial statements:

(In millions)	Retail Pharmacy Segment	Pharmacy Services Segment (1)	Intersegment Eliminations (2)	Consolidated Totals
13 weeks ended:
September 29, 2007:
Net revenues	$10,959.1	$10,662.6	$(1,126.5)	$20,495.2
Gross profit	3,259.9	935.3	—	4,195.2
Operating profit	616.4	654.7	—	1,271.1
September 30, 2006:
Net revenues	$10,316.6	$933.5	$(41.3)	$11,208.8
Gross profit	2,908.7	126.9	—	3,035.6
Operating profit	443.1	93.7	—	536.8

39 weeks ended:
September 29, 2007:
Net revenues	$33,448.0	$23,327.0	$(2,387.9)	$54,387.1
Gross profit	9,661.3	1,995.6	—	11,656.9
Operating profit	1,970.1	1,347.3	—	3,317.4
September 30, 2006:
Net revenues	$29,188.6	$2,678.4	$(113.9)	$31,753.1
Gross profit	8,096.2	328.9	—	8,425.1
Operating profit	1,468.4	223.9	—	1,692.3

(1)	Net revenues of the Pharmacy Services Segment include approximately $1,454.6 million and $3,022.7 million of Retail Co-payments for the thirteen and thirty-nine weeks ended September 29, 2007, respectively.

(2)	Intersegment eliminations relate to intersegment revenues that occur when a Pharmacy Services Segment customer uses a Retail Pharmacy Segment store to purchase covered merchandise. When this occurs, both segments record the revenue on a stand-alone basis.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Retail Pharmacy Segment

The following table summarizes our Retail Pharmacy Segment’s performance for the respective periods:

	13 weeks ended		39 weeks ended
(In millions)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net revenues	$10,959.1	$10,316.6	$33,448.0	$29,188.6
Gross profit	3,259.9	2,908.7	9,661.3	8,096.2
Gross profit percentage of net revenues	29.8%	28.2%	28.9%	27.7%
Operating expenses	2,643.5	2,465.6	7,691.2	6,627.8
Operating expense percentage of net revenues	24.1%	23.9%	23.0%	22.7%
Operating profit	616.4	443.1	1,970.1	1,468.4
Operating profit percentage of net revenues	5.6%	4.3%	5.9%	5.0%
Net revenue increase:
Total	6.2%	25.2%	14.6%	16.0%
Pharmacy	5.2%	25.0%	13.2%	15.8%
Front Store	8.5%	25.6%	17.6%	16.3%
Same store sales increase: (1):
Total	5.0%	9.0%	6.0%	8.0%
Pharmacy	4.3%	10.2%	5.8%	8.7%
Front Store	6.5%	6.4%	6.3%	6.4%
Pharmacy percentage of total revenues	68.4%	69.0%	68.2%	69.0%
Third party percentage of pharmacy revenue	95.0%	94.5%	95.2%	94.5%

(1)	Same store sales for 2006 do not include the Standalone Drug Business. The Standalone Drug Business is included in same store sales following the one-year anniversary of the acquisition, beginning in fiscal July 2007.

Net revenues ~ As you review our Retail Pharmacy Segment’s performance in this area, we believe you should consider the following important information:

•

During 2006, total net revenues were significantly affected by the acquisition of the Standalone Drug business on June 2, 2006. Revenue from the Standalone Drug Business had a positive impact on the total net revenue growth of approximately 13.0% and 5.7% for the thirteen and thirty-nine weeks ended September 30, 2006, respectively.

•

As of September 29, 2007, we operated 6,206 retail stores, compared to 6,106 retail stores on September 30, 2006. During 2007, total net revenues continued to benefit from the revenue of the Standalone Drug Business and new store openings. Revenues from the Standalone Drug Business caused total net revenues to increase 6.9% for the thirty-nine weeks ended September 29, 2007, while revenues from new stores caused total net revenues to increase 1.2% and 1.4%, for the thirteen and thirty-nine weeks ended September 29, 2007, respectively.

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

Gross profit includes net revenues less the cost of services and the cost of merchandise sold during the reporting period in addition to the related purchasing costs, warehousing costs, delivery costs and actual and estimated inventory losses. Retail Pharmacy gross profit as a percentage of net revenues was 29.8% for the thirteen weeks ended September 29, 2007, compared to 28.2% of net revenues for the comparable 2006 period. Retail Pharmacy gross profit for the thirty-nine weeks ended September 29, 2007 was 28.9% of net revenues, compared to 27.7% of net revenues in the comparable 2006 period.

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

•

Our pharmacy gross profit rate benefited from significant purchasing synergies as a result of the Caremark Merger. We expect the benefit from purchasing synergies will continue to positively impact our pharmacy gross profit rate through fiscal 2008.

•

Our front store revenues increased as a percentage of total revenues during the thirteen and thirty-nine weeks ended September 29, 2007. On average our gross profit on front store revenues is higher than our gross profit on pharmacy revenues. Pharmacy revenues as a percentage of total revenues for the thirteen and thirty-nine weeks ended September 29, 2007 were 68.4% and 68.2%, respectively, compared to 69.0% in the comparable 2006 periods.

•

Sales to customers covered by third party insurance programs have continued to increase and, thus, have become a larger component of our retail pharmacy business. On average, our gross profit on third party pharmacy revenues is lower than our gross profit on cash pharmacy revenues. Third party revenues were 95.0% and 95.2% of total pharmacy revenues during the thirteen and thirty-nine weeks ended September 29, 2007, respectively, compared to 94.5% of total pharmacy revenues during the comparable 2006 periods. We expect this trend to continue.

•

As a result of the introduction of the Federal Government’s Medicare Part D benefit during 2006, utilization has increased and pharmacy gross profit rates have decreased as higher profit business continues to migrate to Medicare Part D coverage.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

•

On February 8, 2006, the President signed into law the Deficit Reduction Act of 2005 (the “Act”). The Act seeks to reduce federal spending by altering the Medicaid reimbursement formula for multi-source (i.e., generic) drugs. According to the Congressional Budget Office, retail pharmacies are expected to negotiate with individual states for higher dispensing fees to mitigate the adverse effect of these changes. These changes are currently scheduled to take effect during the first quarter of 2008 and are expected to result in reduced Medicaid reimbursement rates for retail pharmacies.

•

Our pharmacy gross profit rates have been adversely affected by the efforts of managed care organizations, pharmacy benefit managers, governmental and other third party payors to reduce their prescription costs.

In the event the above trends continue, we may not be able to sustain our current rate of revenue and gross profit dollar growth. Therefore, the Retail Pharmacy segment could be adversely impacted.

Operating expenses, which include store and administrative payroll, employee benefits, store and administrative occupancy costs, selling expenses, advertising expenses, administrative expenses and depreciation and amortization expense, increased to 24.1% of total net revenues during the thirteen weeks ended September 29, 2007, compared to 23.9% of net revenues during the comparable 2006 period. Operating expenses for the thirty-nine weeks ended September 29, 2007 were 23.0% of total net revenues, compared to 22.7% of net revenues in the comparable 2006 period. Operating expenses as a percentage of total net revenues for the thirteen and thirty-nine weeks ended September 29, 2007 increased primarily due to additional store payroll costs. The increase in store payroll costs was driven primarily by the Standalone Drug Business, which operates at higher costs due to the geographic locations of the stores.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pharmacy Services Segment

The following table summarizes our Pharmacy Services Segment’s performance for the respective periods:

	13 weeks ended		39 weeks ended
(In millions)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
As reported in this Form 10-Q:
Net revenues	$10,662.6	$933.5	$23,327.0	$2,678.4
Gross profit	935.3	126.9	1,995.6	328.9
Gross profit percentage of net revenues	8.8%	13.6%	8.6%	12.3%
Operating expenses	280.6	33.2	648.3	105.0
Operating expense percentage of net revenues	2.6%	3.6%	2.8%	3.9%
Operating profit	654.7	93.7	1,347.3	223.9
Operating profit percentage of net revenues	6.1%	10.0%	5.8%	8.4%
Net revenues:
Mail service	4,151.5	753.3	9,532.8	2,107.5
Retail network	6,426.0	177.2	13,608.4	551.0
Other	85.1	3.0	185.8	19.9
Comparable Financial Information: (1)
Net revenues	$10,662.6	$10,089.7	$31,737.6	$30,212.4
Gross profit	935.3	751.7	2,556.0	2,063.5
Gross profit percentage of net revenues	8.8%	7.5%	8.1%	6.8%
Operating expenses	263.5	256.5	783.0	761.4
Operating expense percentage of net revenues	2.5%	2.5%	2.5%	2.5%
Operating profit	671.8	495.2	1,773.0	1,302.1
Operating profit percentage of net revenues	6.3%	4.9%	5.6%	4.3%
Net revenues:
Mail service	4,151.5	3,846.2	12,488.0	11,497.1
Retail network	6,426.0	6,167.0	18,996.0	18,473.5
Other	85.1	76.5	253.6	241.8
Pharmacy claims processed:
Total	149.2	147.7	452.8	454.6
Mail service	18.3	18.2	55.3	54.7
Retail network	130.9	129.5	397.5	399.9
Generic dispensing rate:
Total	60.1%	56.4%	59.1%	54.9%
Mail service	49.0%	44.8%	47.5%	42.6%
Retail network	61.6%	58.0%	60.7%	56.5%
Mail order penetration rate	28.4%	28.5%	28.3%	27.9%

(1)	The comparable financial information (above) combines the historical Pharmacy Services Segment results of CVS and Caremark assuming the Caremark Merger occurred at the beginning of each period presented. The historical results of Caremark reflect a calendar period end, whereas the historical results of the Pharmacy Services Segment of CVS reflect a 52 week fiscal year ending on the Saturday nearest to December 31. In each period presented, the comparable results include incremental depreciation and amortization resulting from the preliminary fixed and intangible assets recorded in connection with the Caremark Merger and exclude merger-related expenses and integration costs. The comparable financial information has been provided for illustrative purposes only and does not purport to be indicative of the actual results that would have been achieved by the combined business segment for the periods presented or that will be achieved by the combined business segment in the future.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net revenues ~ As you review our Pharmacy Services Segment’s revenue performance, we believe you should consider the following important information:

•

During 2007, the Caremark Merger significantly affected total net revenues. The addition of Caremark’s operations effective March 22, 2007 caused total revenues to increase approximately $9.4 billion and $20.0 billion during the thirteen and thirty-nine weeks ended September 29, 2007, respectively.

On a comparable basis, our total revenues increased due to drug cost inflation and changes in our customer and claims mix, offset, in part, by a higher dispensing rate of generic drugs that had the effect of reducing total net revenues. Generic drugs have lower prices, but result in healthcare cost savings for our customers. Excluding the impact of the higher generic dispensing rates, our comparable total revenues would have increased approximately 10.7% over both corresponding 2006 periods.

•	The addition of Caremark’s operations caused mail service revenues to increase $3.4 billion and $7.1 billion during the thirteen and thirty-nine weeks ended September 29, 2007, respectively.

On a comparable basis, our mail service revenues benefited from an increase in mail service volume of 0.3% and 1.1% during the thirteen and thirty-nine weeks ended September 29, 2007, respectively, over the corresponding 2006 periods. On a comparable basis, our average revenue per mail service claim increased by 7.6% and 7.4% during the thirteen and thirty-nine weeks ended September 29, 2007, respectively, over the corresponding 2006 periods. The increase in average revenue per mail service claim is primarily due to inflation and changes in product mix within our specialty pharmacies. This impact was offset in part by an increase in our mail service generic dispensing rate.

•	The addition of Caremark’s operations caused retail network net revenues to increase $6.0 billion and $12.7 billion during the thirteen and thirty-nine weeks ended September 29, 2007, respectively.

On a comparable basis, our retail network net revenues benefited from an increase in our retail network claim volume of 1.1% during the thirteen weeks ended September 29, 2007, over the corresponding 2006 period and were negatively impacted by a decrease in our retail network claim volume of 0.6% during the thirty-nine weeks ended September 29, 2007, over the corresponding 2006 period. The increase in retail network claim volume during the thirteen weeks ended September 29, 2007 is due to new claim volume resulting from new client starts and increased utilization from existing clients, while the decrease in retail network claim volume during the thirty-nine weeks ended September 29, 2007 is primarily due to client terminations, including the termination of several retail-oriented clients in 2006, offset, in part, by new claim volume resulting from new client starts and increased utilization from existing clients. Retail network revenues for the thirty-nine weeks ended September 29, 2007 benefited from the additional Medicare Part D services provided to a large health plan client under a revised contract, beginning in the second quarter of 2006. The increase in average revenue per claim during the thirteen and thirty-nine weeks ended September 29, 2007 over the corresponding 2006 periods reflect changes in customer and claims mix between periods and increases in the prices of products dispensed, offset, in part, by the effects of higher generic dispensing rates.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

•

The Pharmacy Services Segment recognizes revenues for its national retail pharmacy network transactions based on individual contract terms. In accordance with Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, (“EITF 99-19”), Caremark’s contracts are predominantly accounted for using the gross method whereas, prior to September 2007, PharmaCare’s contracts were accounted for using the net method. Effective September 1, 2007, we converted a number of the PharmaCare retail pharmacy network contracts to the Caremark contract structure, which resulted in those contracts being accounted for using the gross method. This change caused total net revenues to increase by approximately $241.1 million during the thirteen and thirty-nine weeks ended September 29, 2007. Please see Note 2 to the accompanying consolidated condensed financial statements for further information about the Pharmacy Services Segment’s revenue recognition policies.

Gross profit includes net revenues less cost of revenues. Cost of revenues includes the cost of pharmaceuticals dispensed, either directly through our mail service and specialty retail pharmacies or indirectly through our national retail pharmacy network, shipping and handling costs and the operating costs of our mail service pharmacies, customer service operations and related information technology support. Our gross profit as a percentage of total net revenues was 8.8% and 8.6% for the thirteen and thirty-nine weeks ended September 29, 2007, respectively.

As you review our Pharmacy Services Segment’s performance in this area, we believe you should consider the following important information:

•

During 2007, the Caremark Merger significantly affected our gross margin rates. As discussed above, our national retail network contracts are reviewed on an individual basis to determine if the revenues should be accounted for using the gross or net method under applicable accounting rules. Under these rules the majority of Caremark’s national retail network contracts are accounted for using the gross method, resulting in increased revenues, increased cost of revenues and lower gross profit rates. The conversion of PharmaCare contracts to the Caremark contract structure, effective September 2007, also resulted in increased revenues, increased cost of revenues and lower gross profit rates.

On a comparable basis, our gross profit as a percentage of total net revenues was 8.8% and 8.1% for the thirteen and thirty-nine weeks ended September 29, 2007, respectively. This compares to gross profit as a percentage of total net revenues of 7.5% and 6.8% in the corresponding 2006 periods, respectively. On a comparable basis, our gross profit rate benefited from an increase in generic drug revenues, which normally yield a higher gross profit rate than equivalent brand name drug revenues, and an increase in our mail services penetration rate. On a comparable basis, our gross profit rate also benefited from renegotiation of certain supplier contracts and purchasing synergies derived from the Caremark Merger.

Operating expenses include selling, general and administrative expenses (including integration and other related expenses), depreciation and amortization related to selling, general and administrative activities and retail specialty pharmacy store and administrative payroll, employee benefits and occupancy costs.

As you review our Pharmacy Services Segment’s performance in this area, we believe you should consider the following important information:

•	During 2007, the Caremark Merger significantly affected our operating expenses in the thirteen and thirty-nine weeks ended September 29, 2007.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

•

Our operating expenses for the thirteen and thirty-nine weeks ended September 29, 2007 include $20.0 million and $59.7 million, respectively, of merger, integration and other related expenses and $62.9 million and $132.7 million, respectively, of incremental amortization expense resulting from the preliminary intangible assets recorded in connection with the Caremark Merger. The values and estimated lives of the intangible assets recorded in connection with the Caremark Merger are preliminary and are subject to change based on the results of an independent valuation. Please see Note 3 to the consolidated condensed financial statements for additional information.

•	Our operating expenses were 2.6% and 2.8% of total net revenues during the thirteen and thirty-nine weeks ended September 29, 2007, respectively.

On a comparable basis, our operating expenses were 2.5% of total net revenues during the thirteen and thirty-nine weeks ended September 29, 2007, which compares to 2.5% of total net revenues during both corresponding 2006 periods.

Liquidity and Capital Resources

We anticipate that cash flows from operations, supplemented by short-term commercial paper and long-term borrowings, will continue to fund the future growth of our business.

Net cash provided by operating activities increased to $1.9 billion during the thirty-nine weeks ended September 29, 2007, compared to $1.0 billion during the comparable 2006 period. The increase in net cash provided by operations during the thirty-nine weeks ended September 29, 2007 primarily resulted from increased cash receipts from revenues due, in part, to the Caremark Merger.

Net cash used in investing activities decreased to $3.1 billion during the thirty-nine weeks ended September 29, 2007, compared to $5.3 billion during the comparable 2006 period. The $3.1 billion of net cash used in investing activities during the thirty-nine weeks ended September 29, 2007 was primarily due to the Caremark Merger, which was primarily an equity transaction. The $5.3 billion used in investing activities during the thirty-nine weeks ended September 30, 2006 primarily related to the acquisition of the Standalone Drug Business. Gross capital expenditures totaled $1.2 billion for the thirty-nine weeks ended September 29, 2007, compared to $1.1 billion in the comparable 2006 period. The majority of the cash used for capital expenditures in both reporting periods supported the Retail Pharmacy Segment’s real estate development program.

During the thirty-nine weeks ended September 29, 2007, we opened 95 new stores, relocated 122 stores and closed 38 stores. In addition, as a result of the Caremark Merger we closed one mail order pharmacy. For the remainder of 2007, we plan to open 60 new or relocated retail pharmacy stores.

Net cash provided by financing activities was $1.4 billion during the thirty-nine weeks ended September 29, 2007, compared to net cash provided by financing activities of $4.2 billion during the comparable 2006 period. Net cash provided by financing activities was primarily due to increased long-term borrowings to fund the Caremark Merger offset, in part, by the repayment of short-term borrowings and the repurchase of common shares through the tender offer and accelerated share repurchase program.

We had $425.0 million of commercial paper outstanding at a weighted average interest rate of 5.4% as of September 29, 2007. In connection with our commercial paper program, we maintain a $675 million, five-year unsecured back-up credit facility, which expires on June 11, 2009, a $675 million, five-year unsecured back-up credit facility, which expires on June 2, 2010, a $1.4 billion, five-year unsecured back-up credit facility, which expires on May 12, 2011 and a $1.3 billion, five-year unsecured back-up credit facility, which expires on March 12, 2012. The credit facilities allow for borrowings at various rates that are dependent in part on our public debt rating. As of September 29, 2007, we had no freestanding derivatives in place.

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

On May 9, 2007, our Board of Directors authorized a share repurchase program for up to $5.0 billion of our outstanding common stock. The repurchases have been or will be made through open market purchases or privately negotiated transactions subject to market conditions, applicable legal requirements and other factors.

On May 13, 2007, we entered into a $2.5 billion fixed dollar accelerated share repurchase (“ASR”) agreement with Lehman Brothers, Inc. (“Lehman”). The ASR agreement contained provisions that established the minimum and maximum number of shares to be repurchased during the term of the ASR agreement. Pursuant to the terms of the ASR agreement, on May 14, 2007, we paid $2.5 billion to Lehman in exchange for Lehman delivering 45.6 million shares of common stock to us. On June 7, 2007, upon establishment of the minimum number of shares to be repurchased, Lehman delivered an additional 16.1 million shares of common stock to us. As of September 29, 2007, the aggregate 61.7 million shares of common stock had been placed into our treasury account. The ASR program concluded on October 5, 2007 and resulted in us receiving an additional 5.8 million shares of common stock during the fourth quarter of 2007, which were placed into our treasury account upon delivery.

We will continue to evaluate alternatives for optimizing our capital structure on an ongoing basis.

On May 22, 2007, we issued $1.75 billion of Floating Rate Senior Notes due June 1, 2010, $1.75 billion of 5.75% unsecured senior notes due June 1, 2017, and $1.0 billion of 6.25% unsecured senior notes due June 1, 2027 (collectively the “Notes”). Also on May 22, 2007, we entered into an Underwriting Agreement with Lehman Brothers, Inc., Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, BNY Capital Markets, Inc., and Wachovia Capital Markets, LLC, as representatives of the Underwriters pursuant to which we agreed to issue and sell $1.0 billion of Enhanced Capital Advantaged Preferred Securities (“ECAPS”) due June 1, 2062 to the underwriters. The ECAPS bear interest at 6.302% per year until June 1, 2012 at which time they will pay interest based on a floating rate. The Notes and the ECAPS pay interest semiannually and may be redeemed at any time, in whole or in part at a defined redemption price plus accrued interest. The net proceeds from the Notes and ECAPS were used to repay the bridge credit facility and commercial paper borrowings.

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

Our liquidity is based, in part, on maintaining investment-grade debt ratings. As of September 29, 2007, our long-term debt was rated “Baa2” by Moody’s and “BBB+” by Standard & Poor’s, and our commercial paper program was rated “P-2” by Moody’s and “A-2” by Standard & Poor’s. Upon completion of the Caremark Merger, Standard & Poor’s raised the Company’s credit watch outlook from negative to stable. On May 21, 2007, Moody’s also raised the Company’s credit watch from negative to stable. In assessing our credit strength, we believe that both Moody’s and Standard & Poor’s considered, among other things, our capital structure and financial policies as well as our consolidated balance sheet, our acquisition of the Standalone Drug Business, the Caremark Merger and other financial information. Although we currently believe our long-term debt ratings will remain investment grade, we cannot guarantee the future actions of Moody’s and/or Standard & Poor’s. Our debt ratings have a direct impact on our future borrowing costs, access to capital markets and new store operating lease costs.

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

In connection with certain business dispositions completed between 1991 and 1997, we continue to guarantee the lease obligations of approximately 240 former stores. The respective purchasers are required to indemnify us for these obligations. If any of the purchasers were to become insolvent and failed to make the required payments under a store lease, we could be required to satisfy these obligations. However, management believes that any such liability would be unlikely to have a material effect on our financial position, results of operations or future cash flows. Please see our 2006 Form 10-K for additional information about these guarantees.

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

Goodwill and Intangible Assets

We account for goodwill and intangible assets in accordance with SFAS No. 141, “Business Combinations,” SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Identifiable intangible assets consist primarily of trademarks, customer contracts and relationships, favorable leases and covenants not to compete. These intangible assets arise primarily from the allocation of the purchase price of businesses acquired to identifiable intangible assets based on their respective fair market values at the date of acquisition. Amounts assigned to identifiable intangible assets, and their related useful lives, are derived from established valuation techniques and management estimates. Goodwill represents the excess of amounts paid for acquisitions over the fair market value of the net identifiable assets acquired.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We evaluate the recoverability of certain long-lived assets, including intangible assets with finite lives, but excluding goodwill and intangible assets with indefinite lives, which are tested for impairment using separate tests, whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We group and evaluate these long-lived assets for impairment at the lowest level at which individual cash flows can be identified. When evaluating these long-lived assets for potential impairment, we first compare the carrying amount of the asset group to the asset group’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying amount of the asset group, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the asset group to the asset group’s estimated future cash flows (discounted and with interest charges). If required, an impairment loss is recorded for the portion of the asset group’s carrying value that exceeds the asset group’s estimated future cash flows (discounted and with interest charges).

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

Our indefinitely-lived intangible asset impairment loss calculation contains uncertainty since we must use judgment to estimate the fair value based on the assumption that in lieu of ownership of an intangible asset, a company would be willing to pay a royalty in order to utilize the benefits of the asset. Value is estimated by discounting the hypothetical royalty payments to their present value over the estimated economic life of the asset. These estimates can be affected by a number of factors including, but not limited to, general economic conditions, availability of market information as well as the profitability of the company.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The carrying value of our goodwill and intangible assets covered by this critical accounting policy was $34.8 billion as of September 29, 2007. We did not record impairment losses related to goodwill or intangible assets during 2006, 2005 or 2004. Although we believe we have sufficient current and historical information available to us to test for impairment, it is possible that actual cash flows could differ. Although we believe we cannot determine a reasonably likely change, in order to help you assess the risk, if any, associated with the uncertainties discussed above, an impairment loss equal to one percent (1%) of the carrying value of our goodwill and intangible assets would decrease the carrying value of these assets by about $347.7 million as of September 29, 2007.

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

Our total closed store lease liability covered by this critical accounting policy was $457.6 million as of September 29, 2007. This amount is net of $259.4 million of estimated sublease income that is subject to the uncertainties discussed above. Although we believe we have sufficient current and historical information available to us to record reasonable estimates for sublease income, it is possible that actual results could differ. In order to help you assess the risk, if any, associated with the uncertainties discussed above, a ten percent (10%) pre-tax change in our estimated sublease income, which we believe is a reasonably likely change, would increase or decrease our total closed store lease liability by about $25.9 million as of September 29, 2007.

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

Our total self-insurance liability covered by this critical accounting policy was $330.6 million as of September 29, 2007. Although we believe we have sufficient current and historical information available to us to record reasonable estimates for our self-insurance liability, it is possible that actual results could differ. In order to help you assess the risk, if any, associated with the uncertainties discussed above, a ten percent (10%) pre-tax change in our estimate for our self-insurance liability, which we believe is a reasonably likely change, would increase or decrease our self-insurance liability by about $33.1 million as of September 29, 2007.

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

Our total reserve for estimated inventory losses covered by this critical accounting policy was $128.5 million as of September 29, 2007. Although we believe we have sufficient current and historical information available to us to record reasonable estimates for estimated inventory losses, it is possible that actual results could differ. In order to help you assess the aggregate risk, if any, associated with the uncertainties discussed above, a ten percent (10%) pre-tax change in our estimated inventory losses, which we believe is a reasonably likely change, would increase or decrease our total reserve for estimated inventory losses by about $12.8 million as of September 29, 2007.

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

Part I

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 29, 2007, the Company had no derivative financial instruments or derivative commodity instruments in place and believes its exposure to market risk associated with other financial instruments, principally interest rate risk inherent in its debt portfolio, is not material.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of September 29, 2007, have concluded that as of such date, the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: On March 22, 2007, we completed the Caremark Merger, at which time Caremark became a subsidiary of the Company. See Note 3 to the consolidated condensed financial statements contained in this Quarterly Report on Form 10-Q for additional information about the merger. We are continuing to integrate Caremark’s internal controls over financial reporting into our financial reporting systems. Other than the Caremark Merger, there have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that occurred during the third quarter ended September 29, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II	Item 1

Legal Proceedings

1.	On November 1, 2006, CVS and Caremark entered into a definitive merger agreement, and the merger closed on March 22, 2007 following receipt of required shareholder approvals. A lawsuit was filed in the Delaware Chancery Court prior to the merger by Express Scripts and its law firm Skadden, Arps, Slate, Meagher & Flom LLP against Caremark, CVS and Caremark’s directors alleging that Caremark’s directors breached their fiduciary duties by entering into the CVS merger. Express Scripts made an unsolicited bid to acquire Caremark following announcement of the CVS merger, and the plaintiffs in this lawsuit sought, among other things, declaratory and injunctive relief to prevent the CVS merger. The Delaware Chancery Court did not grant the declaratory or injunctive relief requested by the plaintiffs, and efforts by the plaintiffs to appeal the decision were denied by both the Chancery Court and the Delaware Supreme Court. In October 2007, Express Scripts voluntarily dismissed its lawsuit without prejudice.

2.	As previously disclosed, in May 2006, the Securities and Exchange Commission commenced an informal inquiry into the stock option granting practices and relocation program of Caremark. As announced in the Company’s Form 8-K filed August 17, 2007, the Company has been apprised by the Securities and Exchange Commission that the investigation has been completed and that the Commission has determined not to recommend any enforcement action against Caremark. Also, as previously disclosed in May 2006, Caremark received a document subpoena from the United States Attorney’s Office for the Southern District of New York requesting information relating to Caremark’s stock option granting practices. As also announced in the Form 8-K filed August 17, 2007, Caremark has been informed by the United States Attorney’s Office that it is closing this investigation without any action being taken against Caremark.

3.	Following receipt of the stock option inquiries described in (2) above, a number of shareholder derivative lawsuits were filed in the Tennessee state court and the Tennessee federal court against Caremark and various officers and directors of Caremark seeking, among other things, a declaration that the directors breached their fiduciary duties, imposition of a constructive trust upon any illegal profits received by the defendants and punitive and other damages. The cases brought in the Tennessee federal court were consolidated into one action, and the consolidated action was voluntarily dismissed without prejudice by the plaintiffs in March 2007. The cases brought in the Tennessee state court were also consolidated into one action, and the plaintiffs amended their complaint to add CVS and its directors as defendants and to allege class action claims. A stipulation of settlement was entered into by the parties on July 5, 2007, which provided, among other things, that (1) the plaintiffs will dismiss the case and release the defendants from claims asserted in the action, (2) a temporary restraining order issued by the court in March 2007 will be vacated, (3) defendants will agree to maintain for at least four years a number of corporate governance provisions relating to the granting, exercise and disclosure of stock option awards and (4) the defendants will not oppose plaintiffs’ petition for an award of attorneys’ fees and expenses not to exceed $7.5 million. As part of the settlement, the defendants specifically denied any liability or wrongdoing with respect to all claims alleged in the litigation, including claims relating to stock option backdating, and acknowledged that they entered into the settlement solely to avoid the distraction, burden and expense of the pending litigation. The settlement was orally approved by the court at a hearing on October 5, 2007, and a final written order of approval is expected to be issued once the court rules on the application by the plaintiffs’ attorneys’ for an award of fees and expenses that, by agreement, may not exceed $7.5 million.

Part II	Item 1

Legal Proceedings

4.	Caremark’s subsidiary Caremark, Inc. has been named as a defendant in a qui tam lawsuit initially filed by a relator in Texas federal court in 1999. The case was unsealed in May 2005. The case seeks money damages and alleges that Caremark’s processing of Medicaid and certain other government claims on behalf of its clients violates applicable federal or state false claims acts and fraud statutes. The U.S. Department of Justice and the States of Texas, Tennessee, Florida, Arkansas, Louisiana and California intervened in the lawsuit, but Tennessee and Florida withdrew from the lawsuit in August 2006 and May 2007, respectively. A phased approach to discovery is ongoing.

5.	Caremark’s subsidiary Caremark, Inc. has been named in a putative class action lawsuit filed in Tennessee federal court by an individual named Robert Moeckel, purportedly on behalf of the John Morrell Employee Benefits Plan, which is an employee benefit plan sponsored by a former Caremark client. The lawsuit, which seeks unspecified damages and injunctive relief, alleges that Caremark acts as a fiduciary under ERISA and has breached certain alleged fiduciary duties under ERISA. This lawsuit makes allegations similar to those made in prior cases against Caremark’s subsidiaries Caremark, Inc. and AdvancePCS L.L.C., which have been dismissed based on substantive rulings that the applicable subsidiary does not act as an ERISA fiduciary, dismissed based on threshold procedural grounds or dismissed voluntarily by the plaintiffs.

6.	In 2004, Caremark received CIDs or similar requests for information relating to certain PBM business practices of its Caremark, Inc. and AdvancePCS L.L.C. subsidiaries under state consumer protection statutes from 28 states plus the District of Columbia. Caremark continues to cooperate with these requests and cannot predict the timing or outcome of the review of the requested information.

7.	Caremark was named in a putative class action lawsuit filed in 2003 in Alabama state court by John Lauriello, purportedly on behalf of participants in the 1999 settlement of various securities class action and derivative lawsuits against Caremark and others. Other defendants include insurance companies that provided coverage to Caremark with respect to the settled lawsuits. The Lauriello lawsuit seeks approximately $3.2 billion in compensatory damages plus other non-specified damages based on allegations that the amount of insurance coverage available for the settled lawsuits was misrepresented and suppressed. A similar lawsuit was filed the next month by Frank McArthur, also in Alabama state court, naming Caremark, several insurance companies and attorneys and law firms involved in the 1999 settlement. This lawsuit was subsequently stayed by the court as a later-filed class action.

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

8.	Various lawsuits have been filed alleging that Caremark and its subsidiaries Caremark, Inc. and AdvancePCS L.L.C. have violated applicable antitrust laws in establishing and maintaining retail pharmacy networks for client health plans. In August 2003, Bellevue Drug Co., Robert Schreiber, Inc. d/b/a Burns Pharmacy and Rehn-Huerbinger Drug Co. d/b/a Parkway Drugs #4, together with Pharmacy Freedom Fund and the National Community Pharmacists Association filed a putative class action against AdvancePCS in Pennsylvania federal court, seeking treble damages and injunctive relief. The claims were initially sent to arbitration based on contract terms between the pharmacies and AdvancePCS.

Part II	Item 1

Legal Proceedings

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

9.	Caremark and its subsidiaries Caremark Inc. and AdvancePCS have been named in a putative class action lawsuit filed in California state court by an individual named Robert Irwin, purportedly on behalf of California members of non-ERISA health plans and/or all California taxpayers. The lawsuit, which also names other PBMs as defendants, alleges violations of California’s unfair competition laws and challenges alleged business practices of PBMs, including practices relating to pricing, rebates, formulary management, data utilization and accounting and administrative processes. Discovery in the case is ongoing.

10.	The Rhode Island Attorney General’s Office, the Rhode Island Ethics Commission, and the United States Attorney’s Office for the District of Rhode Island have been investigating the business relationships between certain former members of the Rhode Island General Assembly and various Rhode Island companies, including Roger Williams Medical Center, Blue Cross & Blue Shield of Rhode Island and CVS. In connection with the investigation of these business relationships, a former state senator was criminally charged in 2005 by federal and state authorities and has pled guilty to those charges, and a former state representative was criminally charged in October 2007 by federal authorities and has agreed to plead guilty to those charges. In January 2007, two CVS employees on administrative leave from the Company were indicted on federal charges relating to their involvement in entering into a $12,000 per year consulting agreement with the former state senator seven years ago. The indictment alleges that the two CVS employees concealed the true nature of the Company’s relationship with the former state senator from other Company officials and others. CVS will continue to cooperate fully in this investigation, the timing and outcome of which cannot be predicted with certainty at this time.

11.	The Company has been named in a putative class action lawsuit filed in California state court by Gabe Tong, purportedly on behalf of current and former pharmacists working in the Company’s California stores. The lawsuit alleges that CVS failed to provide pharmacists in the purported class with meal and rest periods or to pay overtime as required under California law. In October 2007, the Company reached a conditional agreement, subject to approval by the court, to resolve this matter. In, addition, the Company is party to other employment litigation arising in the normal course of its business. The Company cannot predict the outcome of any of these employment litigation matters at this time, however, none of these matters are expected to be material to the company.

Part II	Item 1

Legal Proceedings

12.	The Company is also a party to other litigation arising in the normal course of its business, none of which is expected to be material to the Company. The Company can give no assurance, however, that our operating results and financial condition will not be materially adversely affected, or that we will not be required to materially change our business practices, based on: (i) future enactment of new healthcare or other laws or regulations; (ii) the interpretation or application of existing laws or regulations, as they may relate to our business or the pharmacy services industry; (iii) pending or future federal or state governmental investigations of our business or the pharmacy services industry; (iv) institution of government enforcement actions against us; (v) adverse developments in any pending qui tam lawsuit against us, whether sealed or unsealed, or in any future qui tam lawsuit that may be filed against us; or (vi) adverse developments in other pending or future legal proceedings against us or affecting the pharmacy services industry.

Part II	Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

On March 28, 2007, the Company commenced a tender offer to purchase up to 150 million shares, or about 10%, of its outstanding common stock at a price of $35.00 per share. The offer to purchase the shares expired on April 24, 2007 and resulted in approximately 10.3 million shares being tendered. On May 9, 2007, the Company’s Board of Directors authorized a share repurchase program for up to $5.0 billion of outstanding common stock. On May 13, 2007, the Company entered into a $2.5 billion fixed dollar accelerated share repurchase (“ASR”) agreement with Lehman Brothers, Inc. (“Lehman”). The ASR agreement contained provisions that established the minimum and maximum number of shares to be repurchased during the term of the ASR agreement. Pursuant to the terms of the ASR agreement, on May 14, 2007, the Company paid $2.5 billion to Lehman in exchange for Lehman delivering 45.6 million shares of common stock to the Company. On June 7, 2007, upon establishment of the minimum number of shares to be repurchased, Lehman delivered an additional 16.1 million shares of common stock to the Company. As of September 29, 2007, the aggregate 61.7 million shares of common stock had been placed into the Company’s treasury account. The ASR program concluded on October 5, 2007 and resulted in the Company receiving an additional 5.8 million shares of common stock during the fourth quarter of 2007, which were placed into the Company’s treasury account upon delivery. There were no shares purchased during the third quarter of 2007. The share repurchase program does not have a prescribed expiration date.

Part II	Item 6

Exhibits

Exhibits:

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to CVS Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

3.1A	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective May 13, 1998 (incorporated by reference to Exhibit 4.1A to Registrant’s Registration Statement No. 333-52055 on Form S-3/A dated May 18, 1998).

3.1B	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated March 22, 2007).

3.1C	Certificate of Merger dated May 9, 2007 (with a wholly owned subsidiary of the Corporation) to effect the change of name to CVS Caremark Corporation.

3.2	By-laws of the Registrant, as amended and restated (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated March 22, 2007).

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

CVS Caremark Corporation
(Registrant)

/s/ David B. Rickard
David B. Rickard
Executive Vice President, Chief Financial Officer and Chief Administrative Officer
November 1, 2007