Form 10-K
period 2007-12-29
CVS CAREMARK CORP
filed 2008-02-27
CIK 64803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 29, 2007

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒            Accelerated filer   ☐             Non-accelerated filer  ☐

(Do not check if a smaller reporting company) Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐     No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $53,375,286,000 as of June 29, 2007, based on the closing price of the common stock on the New York Stock Exchange. For purposes of this calculation, only executive officers and directors are deemed to be the affiliates of the registrant.

As of February 21, 2008, the registrant had 1,431,879,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Filings made by companies with the Securities and Exchange Commission sometimes “incorporate information by reference.” This means that the company is referring you to information that was previously filed or is to be filed with the SEC, and this information is considered to be part of the filing you are reading. The following materials are incorporated by reference into this Form 10-K:

•

Information contained on pages 18 through 68, and pages 70 through 71 of our Annual Report to Stockholders for the fiscal year ended December 29, 2007 is incorporated by reference in our response to Items 7, 8 and 9 of Part II.

•	Information contained in our Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated by reference in our response to Items 10 through 14 of Part III.

PART I

Item 1.	Business

Overview

CVS Caremark Corporation (“CVS Caremark”, the “Company”, “we” or “us”) is the largest provider of prescriptions and related healthcare services in the United States. We fill or manage more than one billion prescriptions annually. As a fully integrated pharmacy services company, we drive value for our customers by effectively managing pharmaceutical costs and improving healthcare outcomes through our approximately 6,200 CVS/pharmacy® retail stores; our pharmacy benefit management, mail order and specialty pharmacy division, Caremark Pharmacy Services; our retail-based health clinic subsidiary, MinuteClinic®; and our online pharmacy, CVS.com®. We currently operate two business segments: Retail Pharmacy and Pharmacy Services. Our business segments are operating units that offer different products and services and require distinct technology and marketing strategies.

The Caremark Merger

Effective March 22, 2007, we closed our merger with Caremark Rx, Inc. (“Caremark”). Following the Caremark Merger, we changed our name to “CVS Caremark Corporation.”

We believe CVS and Caremark are complementary companies and the merger is expected to yield benefits for health plan sponsors through more effective cost-management solutions and innovative programs and for consumers through expanded choice, improved access and more personalized services. We also believe we can operate the combined companies more efficiently than either company could have operated on its own. In that regard, the merger has enabled us to achieve significant synergies from purchasing scale and operating efficiencies. Purchasing synergies are largely comprised of purchase discounts and/or rebates obtained from generic and brand name drug manufacturers and cost efficiencies obtained from our retail pharmacy networks. Operating synergies include decreases in overhead expense, increases in productivity and efficiencies obtained by eliminating excess capacity, decreases in prescription dispensing costs and other benefits made possible by combining complementary operations.

Over the longer term, we expect the Caremark Merger will also create significant incremental revenue opportunities. These opportunities are expected to be derived from a variety of new programs and benefit designs that leverage our client relationships, our integrated information systems and the personal interaction of our more than 20,000 pharmacists, nurse practitioners and physician assistants with the millions of consumers who shop our stores on a daily basis. Examples of these programs include new prescription compliance and persistency programs, enhanced disease management programs, new ExtraCare card programs for plan beneficiaries, increased use of MinuteClinics by plan beneficiaries and flexible fulfillment options that afford plan beneficiaries the opportunity to pick-up maintenance medications in-store. While certain of these programs will commence in 2008, many are in their formative stage and require significant information system enhancements as well as changes in work processes. Accordingly, there can be no assurance as to the timing of the implementation of, or the amount of incremental revenues associated with, these kinds of programs.

Retail Pharmacy Segment

As of December 29, 2007, the Retail Pharmacy Segment included 6,245 retail drugstores, of which 6,164 operated a pharmacy, our online retail website, CVS.com® and our retail healthcare clinics. The retail drugstores are located in 40 states and the District of Columbia operating under the CVS® or CVS/pharmacy® names. We currently operate in 77 of the top 100 U.S. drugstore markets and hold the number one or number two market share in 58 of these markets. Overall, we hold the number one or number two market share position in 75% of the markets in which our retail drugstores operate. CVS/pharmacy stores sell prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, photo finishing, seasonal merchandise, greeting cards and convenience foods, which we refer to as “front store” products. Existing stores generally range in size from approximately 8,000 to 18,000 square feet, although most new stores range in size from approximately 10,000 to 13,000 square feet and typically include a drive-thru pharmacy. During fiscal 2007, we filled approximately 528 million retail prescriptions, or approximately 17% of the U.S. retail pharmacy market.

As of December 29, 2007, we operated 462 retail healthcare clinics in 25 states under the MinuteClinic® name, of which 437 are located within CVS retail drugstores. The clinics utilize nationally recognized medical protocols to diagnose and treat minor health conditions and are staffed by board-certified nurse practitioners and physician assistants.

Our Strategy ~ Our goal is to be the easiest pharmacy retailer for customers to use. We believe that ease of use means convenience for the time-starved customer. As such, our operating strategy is to provide a broad assortment of quality merchandise at competitive prices using a retail format that emphasizes service, innovation and convenience (easy-to-access, clean, well-lit and well stocked). One of the keys to our strategy is technology, which allows us to focus on constantly improving service and exploring ways to provide more personalized product offerings and services. We believe that continuing to be the first to market with new and unique products and services, using innovative marketing and adjusting our mix of merchandise to match our customers’ needs and preferences is very important to our ability to continue to improve customer satisfaction.

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

	Percentage of Net Revenues(1)
	2007	2006	2005
Prescription drugs	68%	68%	69%
Over-the-counter and personal care	13	13	10
Beauty/cosmetics	4	4	6
General merchandise and other	15	15	15

	100%	100%	100%

(1)	Percentages are estimates based on store point-of-sale data.

Pharmacy ~ Pharmacy revenues represented 67.8% of Retail Pharmacy revenues in 2007, compared to 68.4% in 2006, and 68.6% in 2005. We believe that our pharmacy operations will continue to represent a critical part of our business due to our ability to attract and retain managed care customers, favorable industry trends (e.g., an aging American population consuming a greater number of prescription drugs, pharmaceuticals being used more often as the first line of defense for managing illness) the proliferation of new pharmaceutical products, a new federally funded prescription drug benefit, which was promulgated on January 1, 2006 as part of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“MMA”) and our on going program of purchasing customer lists from independent pharmacies. We believe our pharmacy business benefits from our investment in both people and technology. Given the nature of prescriptions, people want their prescriptions filled accurately and ready when promised, by professional pharmacists using the latest tools and technology. As such, our Pharmacy Service Initiative, which is designed to resolve potential problems at the point of drop-off that could delay a prescription being filled, has enabled us to improve our dispensing process resulting in improved customer service ratings. Further evidencing our belief in the importance of pharmacy service is our continuing investment in technology, such as our Drug Utilization Review system that checks for harmful interactions between prescription drugs, over-the-counter products, vitamins and herbal remedies; our Rx Connect system; our touch-tone telephone reorder system, Rapid RefillTM; and our online business, CVS.com.

Front Store ~ Front store revenues benefited from our strategy to be the first to market with new and unique products and services, using innovative marketing and adjusting our mix of merchandise to match our customer’s needs and preferences. For example, we were the first retail pharmacy to market with a digital photo solution throughout our chain, including being the first to offer printing from digital camera phones, the ability to upload digital photos to CVS.com and have them available for in store pickup the following day, and the first to offer a one-time-use digital camera. A key component of our front store strategy is our ExtraCare® card program, which is helping us continue to build our loyal customer base. In addition, ExtraCare is one of the largest and most successful retail loyalty programs in the United States. ExtraCare allows us to balance our marketing efforts so we can reward our best customers by providing them automatic sale prices, customized coupons, ExtraBucksTM rewards and other benefits. Another component of our front store strategy is our unique product offerings, which include a full range of high-quality CVS brand products that are only available through CVS. We currently carry over 2,100 CVS brand and proprietary brand products, which accounted for approximately 14% of our front store revenues during 2007.

Store Development ~ The addition of new stores has played, and will continue to play, a major role in our continued growth and success. Our store development program focuses on three areas: entering new markets, adding stores within existing markets and relocating stores to more convenient, freestanding sites. During 2007, we opened 139 new stores, relocated 136 stores and closed 44 stores. During the last five years, we opened more than 1,300 new and relocated stores, and acquired more than 1,960 stores. Approximately two thirds of our store base was opened or significantly remodeled within the last five years. During 2008, we expect to open between 300 and 325 new or relocated stores. We believe that continuing to grow our store base and locating stores in desirable geographic markets are essential components to compete effectively in the current managed care environment. As a result, we believe that our store development program is an integral part of our ability to maintain our leadership position in the retail drugstore industry.

Information Systems ~ We have continued to invest in information systems to enable us to deliver a high level of customer service while lowering costs and increasing operating efficiency. We were one of the first in the industry to introduce Drug Utilization Review technology that checks for harmful interactions between prescription drugs, over-the-counter products, vitamins and herbal remedies. We were also one of the first in the industry to install a chain wide automatic prescription refill system, CVS Rapid RefillTM, which enables customers to order prescription refills 24 hours a day using a touch-tone telephone. In addition, we have installed Rx Connect, which reengineered the way our pharmacists communicate and fill prescriptions. Further, we have implemented our Assisted Inventory Management system, which is designed to more effectively link our stores and distribution centers with suppliers to speed the delivery of merchandise to our stores in a manner that both reduces out-of-stock positions and lowers our investment in inventory. Most recently we rolled-out Visible Improvement in Profits, Execution and Results, a transaction monitoring application designed to mitigate inventory losses attributable to process deficiencies or fraudulent behavior by providing visibility to all transactions processed through our point-of-sale systems. In addition, we operate distribution centers with fully integrated technology solutions for storage, product retrieval and order picking.

Customers ~ Managed care and other third party plans accounted for 95% of our 2007 pharmacy revenues. Since our revenues relate to numerous payors, including employers and managed care organizations, the loss of any one payor should not have a material effect on our business. No single customer accounts for 10% or more of our total revenues. We also fill prescriptions for many government funded programs, including State Medicaid plans and Medicare Part D drug plans.

Seasonality ~ The majority of our revenues, particularly pharmacy revenues, are generally not seasonal in nature. However, front store revenues tend to be higher during the December holiday season. For additional information, we refer you to the Note “Quarterly Financial Information” on page 68 in our Annual Report to Stockholders for the fiscal year ended December 29, 2007.

Competition ~ The retail drugstore business is highly competitive. We believe that we compete principally on the basis of: (i) store location and convenience, (ii) customer service and satisfaction, (iii) product selection and variety and (iv) price. In each of the markets we serve, we compete with independent and other retail drugstore chains, supermarkets, convenience stores, pharmacy benefit managers and other mail order prescription providers, discount merchandisers, membership clubs, health clinics and Internet pharmacies.

Pharmacy Services Segment

The Pharmacy Services business provides a full range of prescription benefit management (“PBM”) services including mail order pharmacy services, specialty pharmacy services, plan design and administration, formulary management and claims processing. Our customers are primarily employers, insurance companies, unions, government employee groups, managed care organizations and other sponsors of health benefit plans and individuals throughout the United States. In addition, through our SilverScript Insurance Company (“SilverScript”) subsidiary, we are a national provider of drug benefits to eligible beneficiaries under the Federal Government’s Medicare Part D program. Our specialty pharmacies support individuals that require complex and expensive drug therapies. Our pharmacy services business operates a national retail pharmacy network with over 60,000 participating pharmacies (including CVS/pharmacy stores). We also provide health management programs, which include integrated disease management for 27 conditions through our Accordant® health management offering. The majority of these integrated programs are accredited by the National Committee for Quality Assurance (the “NCQA”). Currently, the pharmacy services business operates under the Caremark Pharmacy Services®, PharmaCare Management Services® and PharmaCare Pharmacy® names. As of December 29, 2007, the Pharmacy Services segment operated 56 retail specialty pharmacy stores, 20 specialty mail order pharmacies and 9 mail service pharmacies located in 26 states and the District of Columbia. Specialty pharmacy stores average 2,000 square feet in size and sell prescription drugs and a limited assortment of front store items such as alternative medications, homeopathic remedies and vitamins.

Our Strategy ~ Our business strategy centers on providing innovative pharmaceutical solutions and quality customer service in order to enhance clinical outcomes for the participants in our customers’ health benefit plans while assisting our customers in better managing their overall healthcare costs. We believe that our focus on management of our customers’ overall healthcare costs, our mail service, specialty pharmaceutical and health management expertise and the breadth and quality of our product and service offerings (which are expected to be significantly enhanced as a result of the Caremark Merger) distinguish us from many of our competitors.

Our Services ~ The PBM services we provide for our customers involve the design and administration of programs aimed at reducing the cost and improving the safety, effectiveness and convenience of prescription drug use.

Plan Design and Administration ~ Our customers sponsor pharmacy benefit plans which facilitate the ability of eligible participants in these plans to receive medications prescribed by their physicians. We assist our customers in designing pharmacy benefit plans that minimize the costs to the customer while prioritizing the welfare and safety of the customer’s participants. We also administer these benefit plans for our customers and assist them in monitoring the effectiveness of these plans through frequent, informal communications as well as through a formal annual customer review.

We make recommendations to our customers encouraging them to design benefit plans promoting the use of the lowest cost, most clinically appropriate drug, including generics when available. We believe that we help our customers control costs by recommending plans that encourage the use of generic equivalents of brand name drugs when such equivalents are available. Our customers also have the option, through plan design, to further lower their pharmacy benefit plan costs by setting different participant payment levels for different products on our drug lists.

Formulary Development ~ We utilize an independent panel of doctors, pharmacists and other medical experts, referred to as our Pharmacy and Therapeutics Committee, to select drugs that meet the highest standards of safety and efficacy for inclusion on our drug lists. Our drug lists provide recommended products in numerous drug classes to ensure participant access to clinically appropriate alternatives under the customer’s pharmacy benefit plan. To improve clinical outcomes for participants and customers, we conduct ongoing, independent reviews of all drugs, including, but not limited to, those appearing on the drug list and generic equivalent products, as well as of our clinical programs.

Discounted Drug Purchase Arrangements ~ We negotiate with pharmaceutical manufacturers to obtain discounted acquisition costs for many of the products on our drug lists, and the customers that choose to adopt our drug lists receive reduced costs from these negotiated discounts. The discounted drug purchase arrangements we negotiate typically provide for our receiving discounts from established list prices in one, or a combination, of the following forms. These discounts may take the form of a direct discount at the time of purchase, a discount for prompt payment of invoices or, when products are indirectly purchased from a manufacturer (e.g., through a wholesaler or retail pharmacy/chain), a retroactive discount, or rebate. We also receive additional discounts under our wholesale contracts if we exceed contractually-defined annual purchase volumes. We record these discounts, regardless of their form, as a reduction of our cost of revenues.

Prescription Management Systems ~ We dispense prescription drugs both directly, through our own pharmacies, and indirectly, through a network of third party retail pharmacies. All prescriptions, whether they are filled through one of our mail service pharmacies or through a pharmacy in our retail network, are analyzed, processed and documented by our proprietary prescription management systems. These systems assist staff and network pharmacists in processing prescriptions by automating tests for various items, including, but not limited to, plan eligibility, early refills, duplicate dispensing, appropriateness of dosage, drug interactions or allergies, over-utilization and potential fraud.

Mail Pharmacy Program ~ We currently operate 9 large, automated mail service pharmacies in the continental United States. Our customers or their physicians submit prescriptions, primarily for maintenance medications, to these pharmacies via mail, telephone, fax or the Internet. We also operate a network of 20 smaller mail service specialty pharmacies located throughout the United States and used for delivery of advanced medications to individuals with chronic or genetic diseases and disorders. Substantially all of the mail service specialty pharmacies have been accredited by the Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”). Additionally, we operate a United States Food and Drug Administration (“FDA”) regulated repackaging facility in which we repackage certain drugs into the most common prescription amounts dispensed from our automated mail service pharmacies. Our staff pharmacists review mail service prescriptions and refill requests with the assistance of our prescription management systems. This review may involve communications with the prescribing physician and, with the physician’s approval, can result in generic substitution, therapeutic interchange or other actions to affect cost or to improve quality of treatment. In these cases, we inform participants about the changes made to their prescriptions.

CareCenter® Pharmacies ~ We also operate a limited number of CareCenter pharmacies located at client sites, which provide participants with a convenient alternative for filling their prescriptions.

Retail Pharmacy Program ~ Our retail pharmacy program typically allows customers to fill prescriptions at more than 60,000 pharmacies nationwide (including CVS/pharmacy stores). When a customer fills a prescription in a retail pharmacy, the network pharmacist sends prescription data electronically to us from the point-of-sale. This data interfaces with our proprietary prescription management systems, which verify relevant customer data, including eligibility and participant information, perform drug utilization review to determine clinical appropriateness and safety and confirm that the pharmacy will receive payment for the prescription.

Quality Assurance ~ We have adopted and implemented clinical quality assurance procedures as well as policies and procedures to help ensure regulatory compliance under our quality assurance programs. Each new mail service prescription undergoes a sequence of safety and accuracy checks and is reviewed and verified by a registered pharmacist before shipment. We also analyze drug-related outcomes to identify opportunities to improve the quality of care.

Health Management Programs ~ Our clinical services utilize advanced protocols and offer customers convenience in working with healthcare providers and other third parties. Our AccordantCare® health management programs include integrated disease management, which includes over 20 diseases such as asthma, coronary artery disease, congestive heart failure, diabetes, hemophilia, rheumatoid arthritis and multiple sclerosis. The majority of these integrated programs are accredited by the NCQA.

Information Systems ~ We currently operate primary information systems platforms to support our PBM services, which are supplemented by additional information systems to support our pharmacy operations. These information systems incorporate integrated architecture that centralizes the data generated from filling mail service prescriptions, adjudicating retail pharmacy claims and fulfilling other customer service contracts.

Customers ~ Our customers are primarily sponsors of health benefit plans (employers, unions, government employee groups, insurance companies and managed care organizations) and individuals located throughout the United States. We dispense pharmaceuticals to eligible participants in benefit plans maintained by our customers and utilize our information systems to perform safety checks, drug interaction screening and generic substitution. In addition, we are a national provider of drug benefits to eligible beneficiaries under the federal government’s Medicare Part D program. We generate substantially all of our net revenue from dispensing prescription drugs to eligible participants in benefit plans maintained by our customers. During the year ended December 29, 2007, we managed over 490 million prescriptions for individuals from over 4,000 organizations, and our largest customer, the Federal Employees Health Benefits Program, accounted for approximately 7% of our Pharmacy Services segment net revenue.

In 2005, we were approved by the Centers for Medicare and Medicaid Services (“CMS”) to participate in the drug benefit added to the Medicare program through Part D (“Medicare Drug Benefit”) of the MMA. We participate in the administration of the Medicare Drug Benefit through the provision of PBM services to our health plan clients and other clients that have qualified as Medicare Part D prescription drug plans. Caremark also participates (i) by offering Medicare Part D pharmacy benefits through its subsidiary, SilverScript, which has been approved by CMS as a prescription drug plan under Medicare Part D in all regions of the country, and (ii) by assisting employer, union and other health plan clients that qualify for the retiree drug subsidy available under Medicare Part D by collecting and submitting eligibility and/or drug cost data to CMS in order for them to obtain the subsidy. In addition, PharmaCare, through a joint venture with Universal American Insurance Corp., also participates in the offering of Medicare Part D pharmacy benefits by affiliated entities of Universal American that have qualified as Medicare Part D prescription drug plans. In February 2008, the Company and Universal American agreed to dissolve this joint venture at the end of the 2008 plan year and to divide responsibility for providing Medicare Part D services to the affected Universal American plan members beginning with the 2009 plan year. The terms of this agreement are subject to regulatory approval.

Competition ~ We believe the primary competitive factors in the industry include: (i) the ability to negotiate favorable discounts from drug manufacturers; (ii) the ability to negotiate favorable discounts from, and access to, retail pharmacy networks; (iii) responsiveness to customers’ needs; (iv) the ability to identify and apply effective cost management programs utilizing clinical strategies; (v) the ability to develop and utilize preferred drug lists; (vi) the ability to market PBM products and services; (vii) the commitment to provide flexible, clinically-oriented services to customers; and (viii) the quality, scope and costs of products and services offered to customers and their participants. The Pharmacy Services segment competes with a number of large, national PBM companies, including Medco Health Solutions, Inc. and Express Scripts, Inc. as well as many smaller local or regional PBMs. We also compete with several large health insurers/managed care plans (e.g. Wellpoint, Aetna, CIGNA) and retail pharmacies, which have their own PBM capabilities, as well as with several other national and regional companies which provide services similar to ours.

Working Capital Practices

We fund the growth of our business through a combination of cash flow from operations, sale-leaseback transactions, commercial paper and long-term borrowings. For additional information on our working capital practices, we refer you to the caption “Liquidity and Capital Resources” on page 28 in our Annual Report to Stockholders for the fiscal year ended December 29, 2007, which is incorporated by reference herein. The majority of our non-pharmacy revenues are in cash, while managed care and other third party insurance programs, which typically settle in less than 30 days, represented approximately 98% of our pharmacy revenues in 2007. Our customer returns are not significant.

Associate Development

As of December 29, 2007, we employed approximately 200,000 associates, which included more than 20,000 pharmacists and more than 1,000 nurse practitioners and physician assistants. In addition, approximately 80,000 were part-time employees who work less than 30 hours per week. To deliver the highest levels of service to our customers, we devote considerable time and attention to our people and service standards. We emphasize attracting and training friendly and helpful associates to work in our stores, clinics and throughout our organization.

Intellectual Property

We have registered or applied to register a variety of trade names, service marks, trademarks and business licenses for use in our business. We regard our intellectual property as having significant value in both our segments. We are not aware of any facts that could negatively impact our continuing use of any of our intellectual property.

Government Regulation of Healthcare Matters

Overview ~ As a participant in the healthcare industry, our retail and pharmacy services businesses are subject to federal and state laws and regulations that govern the purchase, sale and distribution of prescription drugs and related services, including administration and management of prescription drug benefits. Many of our PBM clients, including insurers and managed care organizations (“MCOs”), are themselves subject to extensive regulations that affect the design and implementation of prescription drug benefit plans that they sponsor. The application of complex standards to the detailed operation of our business creates areas of uncertainty. Moreover, regulation of the healthcare industry continues to evolve, and there are numerous proposed healthcare laws and regulations at the federal and state levels, many of which could adversely affect our business if they are enacted. We are unable to predict what additional federal or state legislation or regulatory initiatives may be enacted in the future relating to our business or the healthcare industry in general, or what effect any such legislation or regulations might have on us. Any failure or alleged failure to comply with applicable laws and regulations, or any adverse applications of, or changes in, the laws and regulations affecting our business, could have a material adverse effect on our operating results and financial condition.

Among the existing federal and state laws and regulations that affect aspects of our business are the following:

Anti-Remuneration Laws ~ Federal law prohibits, among other things, an entity from knowingly and willfully offering, paying, soliciting or receiving, subject to certain exceptions and “safe harbors,” any remuneration to induce the referral of individuals or the purchase, lease or order (or the arranging for or recommending of the purchase, lease or order) of items or services for which payment may be made under Medicare, Medicaid or certain other federal healthcare programs. A number of states have similar laws, some of which are not limited to services for which government-funded payment may be made. State laws and exceptions or safe harbors vary and have been infrequently interpreted by courts or regulatory agencies. Sanctions for violating these federal and state anti-remuneration laws may include imprisonment, criminal and civil fines, and exclusion from participation in Medicare, Medicaid and other government-sponsored healthcare programs. The federal anti-remuneration law has been interpreted broadly by some courts, the Office of Inspector General (the “OIG”) within the United States Department of Health and Human Services (“HHS”) and administrative bodies. Because of the federal statute’s broad scope, HHS established certain safe harbor regulations that specify various practices that are protected from criminal or civil liability. Safe harbors exist for certain discounts offered to purchasers, certain personal services arrangements, certain payments made by vendors to group purchasing organizations, in certain cases the provision of electronic prescribing technology to physicians, and certain other transactions and relationships. A practice that does not fall within a safe harbor is not necessarily unlawful but may be subject to challenge by HHS.

In April 2003, the OIG issued a Compliance Program Guidance for Pharmaceutical Manufacturers (the “OIG Guidance”). In the OIG Guidance, the OIG identifies potential risk areas for pharmaceutical manufacturers and also discusses a number of traditional relationships between pharmaceutical manufacturers and PBMs, such as discount payments, service offerings and data sales, and recommends that such relationships be structured wherever possible to fit within an applicable safe harbor.

The federal anti-remuneration law has been cited as a partial basis, along with state consumer protection laws, for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies in connection with product conversion programs. Additionally, certain governmental entities have commenced investigations of companies in the pharmaceutical services industry and have identified issues concerning development of preferred drug lists, therapeutic substitution programs, pricing of pharmaceutical products and discounts from prescription drug manufacturers.

Antitrust ~ Numerous lawsuits have been filed throughout the United States under various state and federal antitrust laws by retail pharmacies against drug manufacturers challenging certain brand drug pricing practices. These suits allege, in part, that the pharmaceutical manufacturers offered, and we and certain other PBMs knowingly accepted, rebates and discounts on purchases of brand-name prescription drugs in violation of the federal Robinson-Patman Act and the federal Sherman Act. The Robinson-Patman Act generally prohibits discriminatory pricing practices. The Sherman Act generally prohibits contracts and combinations that unreasonably restrain trade or facilitate monopolization of any part of interstate commerce. An adverse outcome in any of these lawsuits could require defendant drug manufacturers to provide the same types of discounts on pharmaceuticals to retail pharmacies and buying groups as are provided to PBMs and managed care entities, to the extent that their respective abilities to influence market share are comparable. This practice, if generally followed in the industry, could impact the purchase discounts we negotiate for our business.

In addition, several lawsuits have been filed against us and some of our PBM competitors by certain retail pharmacies and pharmacy-supported interest groups alleging that PBM practices relating to maintaining retail pharmacy networks constitute antitrust violations under the Sherman Act. To the extent that we appear to have actual or potential market power in a relevant market, our business arrangements and practices may be subject to heightened scrutiny from an anti-competitive perspective and possible challenge by state or federal regulators or private parties. See Item 3, “Legal Proceedings” for further information.

Comprehensive PBM Regulation ~ Legislation seeking to regulate PBM activities in a comprehensive manner has been introduced or enacted in a number of states. This legislation varies in scope and often contains provisions that: (i) impose certain fiduciary duties upon PBMs to customers and plan participants; (ii) require PBMs to remit to customers or their plan participants certain rebates, discounts and other amounts received by PBMs related to the sale of drugs; (iii) regulate product substitution and intervention; and/or (iv) impose broad disclosure obligations upon PBMs to customers and their plan participants. To the extent states or other government entities enact legislation regulating PBMs that survive legal challenges to their enforceability, such legislation could adversely impact our ability to conduct business on commercially reasonable terms in locations where the legislation is in effect.

In addition, certain quasi-regulatory organizations, including the National Association of Boards of Pharmacy and the National Association of Insurance Commissioners (“NAIC”) have issued model regulations or may propose future regulations concerning PBMs and/or PBM activities, and NCQA, the Utilization Review Accreditation Commission (“URAC”) or other credentialing organizations may provide voluntary standards regarding PBM activities. In 2007, for example, URAC finalized PBM accreditation standards for PBMs serving the commercially insured market, and Caremark has been accredited as a PBM by URAC. URAC has stated that it also intends to develop standards for the Medicare and health plan markets. While the actions of these quasi-regulatory organizations do not have the force of law, they may influence states to adopt their requirements or recommendations and influence customer requirements for PBM services. Moreover, any standards established by these organizations could also impact our health plan customers and/or the services we provide to them.

In addition to state statutes and regulations, we are also subject to state common laws to the extent applied to PBMs through judicial interpretation or otherwise. Potential common law claims could involve, for example, breach of fiduciary duty, constructive fraud, fraud or unjust enrichment. The application of these common laws to PBMs and/or PBM activities could have an adverse impact on our ability to conduct business on commercially reasonable terms.

Consumer Protection Laws ~ The federal government and most states have consumer protection laws that have been the basis for investigations, lawsuits and multi-state settlements relating to, among other matters, financial incentives provided by drug manufacturers to pharmacies in connection with therapeutic substitution programs. See Item 3, “Legal Proceedings” for further information concerning a multi-state consumer protection settlement affecting Caremark.

Corporate Integrity Agreement ~ In September 2005, Caremark’s subsidiary, AdvancePCS (now known as CaremarkPCS, L.L.C.), entered into a settlement agreement with the federal government relating to certain alleged PBM business practices, pursuant to which AdvancePCS agreed, among other things, to adhere to certain business practices pursuant to a consent order and to maintain a compliance program in accordance with a corporate integrity agreement for a period of five years. Our PBM subsidiaries have agreed, with limited exceptions, to comply with the requirements of the corporate integrity agreement applicable to AdvancePCS.

The corporate integrity agreement requires that we maintain our current compliance program; complete additional training requirements; report and return any overpayments received from federal health care programs; notify the OIG of any new investigations or legal proceedings initiated by a governmental entity involving an allegation of fraud or criminal conduct against us; engage an independent review organization to perform limited annual audits; and submit regular compliance reports to the OIG. Failure to meet our obligations under the corporate integrity agreement could result in stipulated financial penalties. In addition, failure to comply with material terms could lead to exclusion of our PBM business from participation in federal health care programs.

Customer Audit ~ We are subject to customer audits of our PBM services pursuant to certain provisions in our customer contracts that grant audit rights. These contract provisions are customary in our PBM contracts, and the audits are typically conducted by or on behalf of our customers. Because some of our customer contracts are with state or federal governments, audits of these agreements are often regulated by the federal or state agencies responsible for administering federal or state benefits programs maintained by our customers, including those which operate prescription drug plans or Medicare Advantage organizations under the MMA. The audits generally focus on, among other things, compliance with the applicable terms of our customer contract and applicable legal requirements.

ERISA Regulation ~ The Employee Retirement Income Security Act of 1974, as amended (“ERISA”), provides for comprehensive federal regulation of certain employee pension and health benefit plans, including self-funded corporate health plans and certain other plans that contract with us to provide PBM services. In general, we assist plan sponsors in the administration of the prescription drug portion of their health benefit plans, in accordance with the plan designs adopted by the plan sponsors. We do not believe that the conduct of our business subjects us to the fiduciary obligations of ERISA, except when we have specifically contracted with a plan sponsor to accept limited fiduciary responsibility for the adjudication of initial prescription drug benefit claims and/or the appeals of denied claims under a plan. We and other PBMs have been named in lawsuits alleging that we act as a fiduciary, as such term is defined by ERISA, with respect to health benefit plans and that we have breached certain fiduciary obligations under ERISA. See Item 3, “Legal Proceedings” for further information.

In addition to its fiduciary provisions, ERISA imposes civil and criminal liability on service providers to covered health plans and certain other persons, if certain forms or excessive amounts of remuneration are paid or received. These provisions of ERISA are similar, but not identical, to the healthcare anti-remuneration statutes discussed elsewhere in this Government Regulation section, and they do not contain the statutory and regulatory “safe harbor” exceptions included in other healthcare statutes. These provisions of ERISA are broadly written, and we cannot be certain of the extent to which they could be deemed applicable to the conduct of our business.

The Department of Labor has recently published proposed regulations that could potentially create disclosure requirements for service providers to ERISA plans regarding direct and indirect compensation and potential conflicts of interest. The proposed regulations are broadly written and are subject to public comment. We cannot be certain of the content of these regulations if and when they are finalized or the extent to which they could be deemed applicable to our business.

State laws discussed in this Government Regulation section that may be applicable to us or to plan sponsors that are our customers may be preempted in whole or in part by ERISA. However, the scope of ERISA preemption is uncertain and is subject to conflicting court rulings.

False Claims and Fraudulent Billing Statutes ~ A range of federal civil and criminal laws target false claims and fraudulent billing activities. One of the most significant of these laws is the Federal False Claims Act, which prohibits the submission of a false claim or the making of a false record or statement in order to secure reimbursement from a government-sponsored program. Some states have passed substantially similar acts. In recent years, federal and state governments have launched several initiatives aimed at uncovering practices that violate false claims or fraudulent billing laws. The Federal Deficit Reduction Act of 2005 (“DRA”), for example, requires certain entities that receive or make annual Medicaid payments over a certain amount to provide their employees and certain contractors and agents with certain information regarding the federal and state false claims acts, whistleblower protections, and the entity’s processes for detecting and preventing fraud, waste and abuse. Claims under these laws may be brought either by the government or by private individuals on behalf of the government through a qui tam or “whistleblower” action, as discussed in more detail elsewhere in this Government Regulation section.

In addition, federal and state governments have commenced numerous investigations of various pharmaceutical manufacturers, PBMs, pharmacies and healthcare providers in recent years with respect to false claims, fraudulent billing and related matters. The federal government has entered into settlement agreements with several companies in the pharmaceutical services industry following claims by the federal government that such parties violated the Federal False Claims Act by: (i) improperly marketing and pricing drugs; (ii) overstating the average wholesale prices of products; (iii) paying illegal remuneration to induce the purchase of drugs; and/or (iv) failing to accurately report “best price” under the Medicaid program.

FDA Regulation ~ The FDA generally has authority to regulate drug promotional information and materials that are disseminated by a drug manufacturer or by other persons on behalf of a drug manufacturer. We operate a FDA-regulated repackaging facility in which we repackage certain drugs into the most common prescription quantities dispensed from our mail service pharmacies. The FDA also may inspect facilities in connection with procedures implemented to effect recalls of prescription drugs.

Formulary Regulation ~ A number of states have begun to regulate the administration of prescription drug benefits. For example, some states have passed laws mandating coverage for off-label uses of drug products where those uses are recognized in peer-reviewed medical journals or reference compendia. Other states have enacted laws that regulate the development and use of formularies by insurers, MCOs and other third party payors. These laws have included requirements on the development, review and update of formularies, the role and composition of pharmacy and therapeutics committees, the disclosure of formulary information to health plan members, and a process for allowing members to obtain non-preferred drugs without additional cost-sharing when they are medically necessary and are determined to be clinically appropriate. Additionally, the NAIC has developed a model law, the “Health Carriers Prescription Drug Benefit Management Model Act,” that addresses formulary regulation issues for risk-bearing entities regulated by state insurance commissioners. The MMA also regulates how formularies are developed for, and administered to, beneficiaries of the Medicare Drug Benefit. To the extent that such legislation would be applicable to our business, increasing government regulation of formularies could significantly affect our ability to develop and administer formularies on behalf of our insurer, MCO and other customers.

Health Management Services Regulation ~ We provide customers with clinical services in the form of health management programs, and we employ nurses and other clinicians, where needed, to develop and implement our health management programs. All states regulate the practice of medicine and the practice of nursing, and employees engaged in a professional practice must satisfy applicable state licensing requirements.

Managed Care Reform ~ Proposed legislation has been considered on both the federal and state level, and legislation has been enacted in several states, aimed primarily at providing additional rights and access to drugs to individuals enrolled in managed care plans. This legislation may impact the design and implementation of prescription drug benefit plans sponsored by our PBM health plan customers and/or the services we provide to them. Some of these initiatives would, among other things: (i) require that health plan members have greater access to drugs not included on a plan’s formulary; (ii) give health plan members the right to sue their health plans for malpractice if they have been denied care; and/or (iii) mandate the content of the appeals or grievance process when a health plan member is denied coverage. Both the scope of the managed care reform proposals considered by Congress and state legislatures and reforms enacted by states to date vary greatly, and the scope of future legislation that may be enacted is uncertain.

Medicare Prescription Drug Benefit ~ The MMA created the Medicare Drug Benefit starting in January 2006. Medicare beneficiaries entitled to Medicare benefits under Part A or enrolled in Medicare Part B are eligible for the Medicare Drug Benefit under Medicare Part D. The MMA also created a subsidy available to certain employer, union and other group plans that provide retiree coverage to Part D eligible individuals that is at least equivalent to Part D coverage (the “retiree drug subsidy”). Regulations implementing the Medicare Drug Benefit were published beginning in January 2005 and include, without limitation, requirements relating to developing and administering formularies, establishing pharmacy networks, processing and adjudicating claims at point of sale and compliance with electronic prescribing standards. Government rules and regulations, which continue to evolve, impact the funding available for Medicare programs, PBM contracting arrangements with retail pharmacies, pharmaceutical manufacturers or other parties related to the Medicare Drug Benefit and other terms and conditions affecting the Medicare Part D services we provide. For instance, the MMA-mandated risk corridor thresholds and the level of risk-sharing by the federal government will change in 2008, resulting in Part D sponsors, including SilverScript, assuming an increased level of drug cost risk. Therefore, to the extent that SilverScript’s actual drug costs are higher or lower than estimated in its bids for 2008 and subsequent years, the federal government will share a smaller portion of the losses or gains, respectively. During 2007, CMS promulgated rules and regulations impacting calculation of the retiree drug subsidy of Part D sponsors. In addition, regulations have been issued or proposed that would impact, beginning in 2009, whether the differential between the drug price charged to Part D sponsors by a PBM and the drug price paid by the PBM to the dispensing pharmacy would constitute an administrative cost, rather than a drug cost, to the Part D sponsor for purposes of calculating reinsurance and risk corridor subsidy payments by the government.

Network Access Legislation ~ A majority of states now have some form of legislation affecting the ability to limit access to a pharmacy provider network or remove network providers. Certain “any willing provider” legislation may require us or our customers to admit a non-participating pharmacy if such pharmacy is willing and able to meet the plan’s price and other applicable terms and conditions for network participation. These laws vary significantly from state to state in regard to scope, requirements and application. ERISA plans and payors have challenged the application of such laws on the basis of ERISA preemption. However, the scope of ERISA preemption is uncertain and is subject to conflicting court rulings. In addition, the MMA contains an “any willing provider” requirement for pharmacy participation in the Medicare Drug Benefit, and CMS has interpreted this as requiring that a Medicare Part D prescription drug plan must, for each type of pharmacy in its Part D network, allow participation by any pharmacy that meets the applicable terms and conditions for participation by that type of pharmacy that the plan has established. To the extent any state or federal any willing provider laws are determined to apply to us or to certain of our customers or to the pharmacy networks we manage for our PBM customers, such laws could negatively impact the services and economic benefits achievable through a limited pharmacy provider network.

Some states also have enacted “due process” legislation that may prohibit the removal of a provider from a pharmacy network except in compliance with certain procedures. Other state legislation prohibits days’ supply limitations or copayment differentials between mail service and retail pharmacy providers. In addition, under Medicare Part D, CMS requires that if a Part D sponsor offers a 90-day supply at mail, it must allow retail pharmacies to also offer a 90-day supply on the same terms.

Pharmacy Licensure and Regulation ~ We are subject to state and federal statutes and regulations governing the operation of retail and mail pharmacies, repackaging of drug products, wholesale distribution, dispensing of controlled substances and medical waste disposal. Federal statutes and regulations govern the labeling, packaging, advertising and adulteration of prescription drugs and the dispensing of controlled substances. Federal controlled substance laws require us to register our pharmacies and our repackaging facility with the United States Drug Enforcement Administration and to comply with security, recordkeeping, inventory control and labeling standards in order to dispense controlled substances.

We also are subject to certain federal and state laws affecting on-line pharmacies because we dispense prescription drugs pursuant to refill orders received through our Internet websites, among other methods. Several states have proposed new laws to regulate on-line pharmacies, and federal regulation of on-line pharmacies by the FDA or another federal agency has also been proposed.

Other statutes and regulations may affect our mail service operations. For example, the Federal Trade Commission (“FTC”) requires mail service sellers of goods generally to engage in truthful advertising, to stock a reasonable supply of the products to be sold, to fill mail service orders within thirty days and to provide clients with refunds when appropriate. In addition, the United States Postal Service has statutory authority to restrict the transmission of drugs and medicines through the mail.

Our pharmacists are subject to state regulation of the profession of pharmacy and employees engaged in a professional practice must satisfy applicable state licensing requirements.

Plan Design Legislation ~ Some states have enacted legislation that prohibits a health plan sponsor from implementing certain restrictive design features, and many states have introduced legislation to regulate various aspects of managed care plans, including provisions relating to pharmacy benefits. For example, some states have adopted “freedom of choice” legislation, which provides that: (i) members of a plan may not be required to use network providers but must instead be provided with benefits even if they choose to use non-network providers or (ii) a plan participant may sue his or her health plan if care is denied. Various states have enacted, or have considered enacting, legislation regarding plan design mandates, including legislation that prohibits or restricts therapeutic substitution, requires coverage of all drugs approved by the FDA or prohibits denial of coverage for non-FDA approved uses. Some states mandate coverage of certain benefits or conditions. Such legislation does not generally apply to us, but it may apply to certain of our customers (generally, MCOs and health insurers). Other states have enacted legislation purporting to prohibit health plans not covered by ERISA from requiring or offering members financial incentives for use of mail service pharmacies. Legislation imposing plan design mandates may apply to certain of our customers and could have the effect of limiting the economic benefits achievable through PBM services we provide.

Privacy and Confidentiality Legislation ~ Many of our activities involve the receipt, use and disclosure by us of confidential health information, including disclosure of the confidential information to a participant’s health benefit plan, as permitted in accordance with applicable federal and state privacy laws. In addition, we use and disclose de-identified data for analytical and other purposes. The Health Insurance Portability and Accountability Act of 1996 and the regulations issued thereunder (collectively “HIPAA”) impose extensive requirements on the way in which health plans, healthcare providers, healthcare clearinghouses (known as “covered entities”) and their business associates use, disclose and safeguard protected health information (“PHI”), including requirements to protect the integrity, availability and confidentiality of electronic PHI. HIPAA gives individuals the right to know how their PHI is used and disclosed, the right to access, amend and obtain information concerning certain disclosures of PHI. Covered entities, such as pharmacies and health plans, are required to provide a written Notice of Privacy Practices to individuals that describes how the entity uses and discloses PHI, and how individuals may exercise their rights with respect to their PHI. For most uses and disclosures of PHI other than for treatment, payment, healthcare operations or certain public policy purposes, HIPAA generally requires that covered entities obtain a valid written individual authorization. In most cases, use or disclosure of PHI must be limited to the minimum necessary to achieve the purpose of the use or disclosure. Criminal penalties and civil sanctions may be imposed for failing to comply with HIPAA standards.

In addition to HIPAA, most states have enacted health care information confidentiality laws, which limit the disclosure of confidential medical information. These state laws supersede HIPAA to the extent they are more protective of individual privacy than is HIPAA.

In addition to establishing privacy and security standards for PHI, HIPAA established national standards for conducting certain healthcare transactions electronically (known as “standard transactions”), as well as national identifiers for employers and health care providers. The National Provider Identifier (“NPI”) Rule requires that all health care providers that conduct standard transactions apply for and obtain an NPI, and that all covered entities use this NPI in any standard transaction where that health care provider’s identifier is required. This Rule will have a significant operational impact on our business in that all electronic pharmacy claims will have to reflect the pharmacy’s NPI and, to the extent the prescriber is a covered entity, the prescriber’s NPI, instead of current identifiers such as the National Council for Prescription Drug Program numbers. CMS has stated that it will not impose penalties on covered entities through May 2008 if they deploy contingency plans and have made reasonable and diligent efforts to become compliant with the Rule.

In response to concerns about identity theft, many states have passed security breach notification laws, including laws requiring notification to consumers of security breaches involving personal information. These laws generally require an entity conducting business in the state to notify consumers when their personal information has been, or is reasonably believed to have been, acquired by an unauthorized person. In some cases, the law applies only to unencrypted computerized information, but in others it applies to personal information in any form. In addition to requiring notification to the affected individuals without unreasonable delay, many state laws also require notification to government agencies, such as the state attorney general or consumer protection agencies.

Reimbursement ~ A portion of our net revenue is derived directly from Medicare, Medicaid and other government-sponsored healthcare programs, and we are therefore subject to, among other laws and regulations, federal and state anti-remuneration laws, the Stark Law and/or federal and state false claims laws discussed elsewhere in this section. Sanctions for violating these federal and/or state laws may include, without limitation, criminal and civil penalties and exclusion from participation in Medicare, Medicaid and other government healthcare programs. Also, we provide products and services to managed care entities that provide services to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs, as well as employers that qualify for the retiree drug subsidy.

The federal government and numerous state governments have given increased attention to how pharmaceutical manufacturers develop and report pricing information, which, in turn, is used in setting payments under the Medicare and Medicaid programs. One element common to most payment formulas, Average Wholesale Price (“AWP”), has come under criticism for allegedly inaccurately reflecting prices actually charged and paid at the wholesale level. The calculation and reporting of AWP have been the subject of investigations by federal and state governments and litigation brought against pharmaceutical manufacturers and data services that report AWP. We are not responsible for calculations, reports or payments of AWP; however such investigations or lawsuits could impact our business because many of our customer contracts, pharmaceutical purchase agreements, retail network contracts and other agreements use AWP as a pricing benchmark. In October 2006, First DataBank (“FDB”), one of two primary sources of AWP price reporting, announced that it had entered into a settlement agreement relating to its AWP reporting, subject to final court approval. Under the terms of the proposed settlement agreement, FDB agreed to reduce the reported AWP of certain drugs by four percent and to discontinue the publishing of AWP at a future time. In May 2007, Medi-Span, the other primary source of AWP price reporting, entered into a similar settlement agreement, also subject to final court approval. In January 2008, the court denied approval of the FDB and Medi-Span settlements as proposed, and the outcome of the pending litigation remains uncertain.

Under the MMA, the Average Sales Price (“ASP”), has replaced AWP as the basis for reimbursing physicians, and sometimes pharmacies, for outpatient prescription drugs under Medicare Part B. For single source drugs, the payment will equal 106 percent of the lesser of: (i) the wholesale acquisition cost (“WAC”) of the product; or (ii) the ASP of the product. ASP is the weighted average of a manufacturer’s sales to all purchasers in a given quarter, after certain pricing adjustments such as discounts or rebates and excluding sales to certain government and other purchasers.

Further, the federal Medicaid rebate program requires participating drug manufacturers to provide rebates on all drugs purchased by state Medicaid programs. Manufacturers of brand name products must provide a rebate equivalent to the greater of: (a) 15.1% of the Average Manufacturer Price (“AMP”) paid by wholesalers for products distributed to the retail pharmacy class of trade or (b) the difference between AMP and the “best price” available to essentially any customer other than the Medicaid program, with certain exceptions. Investigations have been commenced by certain governmental entities that question whether “best price” was properly calculated, reported and paid by the manufacturers to the Medicaid programs. We are not responsible for calculations, reports or payments of “best price”; however, these investigations could impact our ability to negotiate rebates from drug manufacturers.

During 2007, CMS issued a final rule implementing provisions under the DRA regarding prescription drugs under the Medicaid program. Among other things, the rule defines AMP and “best price,” and specifies the items that must be included and excluded in the calculation of each (“AMP Rule”). Under the AMP Rule, which became effective October 1, 2007, sales to mail pharmacies would be included in the calculation of AMP, but rebates and other discounts negotiated by PBMs in their capacity as PBMs would be excluded. The rule also implements the DRA provision establishing a new reimbursement formula for generic drugs under Medicaid and establishes federal upper limits (“FULs”) for generics based on 250 percent of the lowest AMP in a given drug class. Although the AMP Rule is final, CMS has asked for public comments on the AMP and FUL outlier provisions to assist it in fully considering the issues and developing policies, so changes to the AMP Rule or its interpretation could occur. In December 2007, the U.S. District Court for the District of Columbia preliminarily enjoined CMS from implementing the AMP Rule to the extent such action affects Medicaid reimbursement rates for retail pharmacies and from posting online or disclosing any AMP data.

Certain state Medicaid programs only allow for reimbursement to pharmacies residing in the state or in a border state. While we believe that we can service our current Medicaid customers through our existing pharmacies, there can be no assurance that additional states will not enact in-state dispensing requirements for their Medicaid programs. Some states have adopted legislation and regulations requiring that a pharmacy participating in the state Medicaid program give the state the “best price” that the pharmacy makes available to any third party payor. These requirements are sometimes referred to as “most favored nation pricing” payment systems. Other states have enacted “unitary pricing” legislation, which mandates that all wholesale purchasers of drugs within the state be given access to the same discounts and incentives. A number of states have also recently introduced legislation seeking to control drug prices through various statutory limits, rebates or discounts extending to one or more categories of the state’s population.

Changes in reporting of AWP, or other adjustments that may be made regarding the reimbursement of drug payments by Medicaid and Medicare, could impact our pricing to customers and other payors and could impact our ability to negotiate discounts with manufacturers, wholesalers, PBMs or retail pharmacies. In some circumstances, such changes could also impact the reimbursement that we receive from Medicare or Medicaid programs for drugs covered by such programs and from MCOs that contract with government health programs to provide prescription drug benefits.

Reimportation ~ The MMA amended the Food, Drug and Cosmetic Act by providing that the FDA should promulgate rules that would permit pharmacists and wholesalers to import prescription drugs from Canada into the United States under certain circumstances. However, the promulgation of such rules is subject to a precondition that the FDA certify to Congress that such re-importation would not pose any additional risk to the public’s health and safety and that it would result in a significant cost reduction. To date, the FDA has not provided such a certification. In the past, under certain defined circumstances, the FDA has used its discretion to permit individuals and their physicians to bring into the U.S. small quantities of drugs for treatment of a patient’s serious condition for which effective treatment is not available in the U.S. In September 2006, Congress expanded this personal use policy in very specific circumstances to allow individuals to personally transport from Canada for their personal use a 90-day supply of any prescription drug, regardless of availability in the U.S. The language does not allow purchases by mail order or via the Internet, and excludes biologics and controlled substances. The FDA continues to strongly oppose efforts to allow the widespread importation of drugs from Canada and elsewhere, citing concerns that such activities undermine the FDA’s ability to oversee the quality and safety of the nation’s drug supply. If the FDA changes its position and permits the broader importation of drugs from Canada in the future or if new legislation or regulations permit the importation of drugs from the European Union or other countries in the future, our pharmacy services could be impacted.

Self-Referral Laws ~ The federal law commonly known as the “Stark Law” prohibits a physician from referring Medicare or Medicaid beneficiaries for “designated health services” (which include, among other things, outpatient prescription drugs, home health services and durable medical equipment and supplies) to an entity with which the physician or an immediate family member of the physician has a “financial relationship” and prohibits the entity receiving a prohibited referral from presenting a claim to Medicare or Medicaid for the designated health service furnished under the prohibited referral. Possible penalties for violation of the Stark Law include denial of payment, refund of amounts collected in violation of the statute, civil monetary penalties and Medicare and Medicaid program exclusion. The Stark Law contains certain statutory and regulatory exceptions for physician referrals and physician financial relationships, including certain physician consulting arrangements, fair market value purchases by physicians and the provision of electronic prescribing technology to physicians.

State statutes and regulations also prohibit payments for the referral of individuals by physicians to healthcare providers with whom the physicians have a financial relationship. Some of these state statutes and regulations apply to services reimbursed by governmental as well as private payors. Violation of these laws may result in prohibition of payment for services rendered, loss of pharmacy or healthcare provider licenses, fines and criminal penalties. The laws and exceptions or safe harbors may vary from the federal Stark Law and vary significantly from state to state. The laws are often vague, and, in many cases, have not been interpreted by courts or regulatory agencies.

State Insurance Laws ~ Fee-for-service prescription drug plans and our PBM service contracts, including those in which we assume certain risk under performance guaranties or similar arrangements, are generally not subject to insurance regulation by the states. However, if a PBM offers to provide prescription drug coverage on a capitated basis or otherwise accepts material financial risk in providing pharmacy benefits, laws and regulations in various states may be applicable. Such laws may require that the party at risk become licensed as an insurer, establish reserves or otherwise demonstrate financial viability. Laws that may apply in such cases include insurance laws and laws governing MCOs and limited prepaid health service plans.

Pursuant to the MMA, SilverScript must be licensed as a risk-bearing entity under state laws or have obtained a waiver of the licensing requirement from CMS. SilverScript received a license in 2006 from the Tennessee Department of Commerce and Insurance to operate as a health insurance company under the applicable laws and regulations of the State of Tennessee. SilverScript also has filed expansion applications for licensure as an insurance company in other jurisdictions where it may seek to do business, and to date SilverScript has received licenses to operate as an insurance company in 41 other states and the District of Columbia and has maintained waivers of such licensing requirements in all remaining states in accordance with CMS requirements. As a licensed insurance company, SilverScript is subject to various state insurance regulations that generally require, among other things, maintenance of capital and surplus requirements, review of certain material transactions and the filing of various financial and operational reports. If SilverScript is unable either to acquire all necessary insurance licenses or to maintain waivers of such licensing requirements, there may be a materially adverse impact on SilverScript’s ability to participate in the Medicare Drug Benefit as a prescription drug plan. Pursuant to the MMA, state insurance licensing, insurance agent/broker licensure and solvency laws and regulations are generally applicable to prescription drug plans, but the application of other state laws to the Medicare Drug Benefit are generally preempted by Medicare Part D to the extent that Medicare Part D regulates the issue.

Some states have laws that prohibit submitting a false claim or making a false record or statement in order to secure reimbursement from an insurance company. These state laws vary, and violation of them may lead to the imposition of civil or criminal penalties. Additionally, several states have passed legislation governing the prompt payment of claims that requires, among other things, that health plans and payors pay claims within certain prescribed time periods or pay specified interest penalties. These laws vary from state to state in regard to scope, requirements and application, and it is not clear the extent to which they may apply to our customers or to us. Certain health plans and payors may be exempt from such laws on the basis of ERISA preemption, but the scope of ERISA preemption is unclear.

State Prescription Drug Assistance Programs ~ Many states have established or modified their drug assistance programs for the elderly so that they constitute qualified state pharmacy assistance programs (“SPAPs”) that supplement the Medicare Drug Benefit. Payments by qualified SPAPs on behalf of a Medicare Part D enrollee are treated under Medicare Part D as if they were made by the enrollees themselves, thereby counting towards the enrollees’ true out-of-pocket costs and helping them qualify for catastrophic coverage sooner. Prescription drug plans under Medicare Part D are required to coordinate benefits with SPAPs, including allowing SPAPs to subsidize the Medicare Part D premiums of their members and/or their Medicare Part D cost sharing. Some qualified SPAPs have also received permission from CMS to auto-assign their enrollees that do not choose their own Medicare Part D plans into Medicare Part D plans. We have been and continue to be in active discussions with SPAPs to coordinate benefits with our Medicare Drug Benefit offerings and, where applicable, enrollment by SPAP members into our prescription drug plan under Medicare Part D.

Telemarketing ~ Certain federal and state laws give the FTC and state attorneys general law enforcement tools to regulate telemarketing practices. These laws may require disclosures of specific information, prohibit misrepresentations, limit when consumers may be called, require transmission of Caller ID information, prohibit certain abandoned outbound calls, prohibit unauthorized billing, set payment restrictions for the sale of certain goods and services and require the retention of specific business records.

Third Party Administration and Other State Licensure Laws ~ Many states have licensure or registration laws governing certain types of administrative organizations, such as preferred provider organizations, third party administrators and companies that provide utilization review services. Several states also have licensure or registration laws governing the organizations that provide or administer consumer card programs (also known as cash card or discount card programs). The scope of these laws differs significantly from state to state, and the application of such laws to our activities often is unclear.

Whistleblower Statutes ~ Certain federal and state laws, including the Federal False Claims Act, contain provisions permitting the filing of qui tam or “whistleblower” lawsuits alleging violations of such laws. Whistleblower provisions allow private individuals to bring lawsuits on behalf of the federal or state government alleging that the defendant has defrauded the government, and there is generally no minimum evidentiary or legal threshold required for bringing such a lawsuit. These lawsuits are typically filed under seal with the applicable federal or state enforcement authority, and such authority is required to review the allegations made and to determine whether it will intervene in the lawsuit and take the lead in the litigation. If the government intervenes in the lawsuit and prevails, the whistleblower plaintiff filing the initial complaint may share in any settlement or judgment. If the government does not intervene in the lawsuit, the whistleblower plaintiff may pursue the action independently. Because a qui tam lawsuit typically is filed under seal pending a government review of the allegations, the defendant generally may not be aware of the lawsuit until the government determines whether or not it will intervene or until the lawsuit is otherwise unsealed, a process which may take years. See Item 3, “Legal Proceedings,” for further information.

We believe that we are in material compliance with existing laws and regulations applicable to our retail and PBM businesses. We have implemented standard operating procedures, internal controls and a compliance and integrity program designed to help ensure such compliance, and we monitor legislative and judicial developments that could impact our business practices in an effort to ensure future compliance.

We can give no assurance, however, that our business, financial condition and results of operations will not be materially adversely affected, or that we will not be required to materially change our business practices, based on: (i) future enactment of new healthcare or other laws or regulations; (ii) the interpretation or application of existing laws or regulations, including the laws and regulations described in this Government Regulation section, as they may relate to our business or the retail or pharmacy services industry; (iii) pending or future federal or state governmental investigations of our business or the pharmacy services industry; (iv) institution of government enforcement actions against us; (v) adverse developments in any pending qui tam lawsuit against us, whether sealed or unsealed, or in any future qui tam lawsuit that may be filed against us; or (vi) adverse developments in other pending or future legal proceedings against us or affecting the pharmacy services industry.

Available Information

CVS Caremark Corporation is a Delaware corporation. Our corporate office is located at One CVS Drive, Woonsocket, Rhode Island 02895, telephone (401) 765-1500. Our common stock is listed on the New York Stock Exchange under the trading symbol “CVS.” General information about CVS Caremark is available through our website at http://www.cvs.com. Our financial press releases and filings with the Securities and Exchange Commission are available free of charge on the investor relations portion of our website at http://investor.cvs.com. In addition, the SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers, such as the Company, that file electronically with the SEC. The address of that website is http://www.sec.gov.

Item 1A.	Risk Factors

Our business is subject to various industry, economic, regulatory and other risks and uncertainties. These risks include those described below and may include additional risks and uncertainties not presently known to us or that we currently deem to be immaterial.

Inability to realize the cost savings and other benefits of the Caremark Merger.

We may not be able to achieve all of the anticipated operating and cost synergies or long-term strategic benefits of the Caremark Merger. An inability to realize the full extent of, or any of, the anticipated benefits of the merger could have an adverse effect on our business, financial position and results of operations, which may affect the value of the shares of our common stock.

Efforts to reduce reimbursement levels and alter healthcare financing practices could adversely affect our businesses.

The continued efforts of health maintenance organizations, managed care organizations, other PBM companies, government entities, and other third party payors to reduce prescription drug costs and pharmacy reimbursement rates may impact our profitability. In particular, increased utilization of generic pharmaceuticals (which normally yield a higher gross profit rate than equivalent brand named drugs), has resulted in pressure to decrease reimbursement payments to retail and mail order pharmacies for generic drugs, causing a reduction in the generic profit rate. In addition, during the past several years, the U.S. healthcare industry has been subject to an increase in governmental regulation at both the federal and state levels. Efforts to control healthcare costs, including prescription drug costs, are underway at the federal and state government levels. Changing political, economic and regulatory influences may affect healthcare financing and reimbursement practices. If the current healthcare financing and reimbursement system changes significantly, the combined company’s business, financial position and results of operations could be materially adversely affected.

On February 8, 2006, the President signed into law the DRA. The DRA seeks to reduce federal spending by altering the Medicaid reimbursement formula for multi-source (i.e., generic) drugs. According to the Congressional Budget Office, retail pharmacies are expected to negotiate with individual states for higher dispensing fees to mitigate the adverse effect of these changes. These changes were expected to begin to take effect in 2007 and to result in reduced Medicaid reimbursement rates for retail pharmacies. During 2007, CMS issued a final rule implementing the new reimbursement formula. Subsequent to issuance of this rule, a group of retail pharmacy industry trade groups filed suit in Federal District Court seeking to enjoin CMS from implementing the rule. On December 14, 2007, the United States District Court for the District of Columbia preliminarily enjoined CMS from implementing the final rule to the extent such action affects Medicaid reimbursement rates for retail pharmacies. As a result, implementation has been delayed indefinitely. Accordingly, the extent of any reductions and the impact on the Company cannot be determined at this time.

The possibility of customer loss and/or the failure to win new business may adversely affect our business, financial position and results of operations.

Our PBM business generates net revenues primarily by contracting with clients to provide prescription drugs and related healthcare services to plan participants. PBM client contracts generally have terms approximating 3 years in duration.

Accordingly, approximately one third of a PBM’s customer base typically is subject to renewal each year, and therefore we face challenges in competing for new business and retaining or renewing business. Although none of our PBM clients are expected to represent more than 10% of our Company’s consolidated revenues in 2008, our top 10 clients are expected to represent approximately 33.2% of such revenues in 2008. There can be no assurance that we will be able to win new business or secure renewal business on terms as favorable to the Company as the present terms. Accordingly, our failure to renew or win PBM business could adversely affect our business, financial position and results of operations.

Risks related to the frequency and rate of the introduction of new prescription drugs as well as generic alternatives to brand name prescription products.

The profitability of retail and mail order pharmacy businesses are dependent upon the utilization of prescription drug products. Utilization trends are affected by the introduction of new and successful prescription pharmaceuticals as well as lower priced generic alternatives to existing brand name products. Accordingly, a slowdown in the introduction of new and successful prescription pharmaceuticals and/or generic alternatives (the sale of which normally yield higher gross profit margins than brand name equivalents) could adversely affect our business, financial position and results of operations.

Risks of declining gross margins in the PBM industry.

The PBM industry has been experiencing margin pressure as a result of competitive pressures and increased client demands for lower prices, enhanced service offerings and/or higher service levels. In that regard, our Company maintains contractual relationships with generic pharmaceutical manufacturers and brand name pharmaceutical manufacturers that provide for purchase discounts and/or rebates on drugs dispensed by pharmacies in our national retail network (including CVS/pharmacy stores) and by our mail order pharmacies (all or a portion of which may be passed on to clients). Manufacturer rebates often depend on a PBM’s ability to meet contractual market share or other requirements, including in some cases the placement of a manufacturer’s products on the PBM’s formularies. Competitive pressures in the PBM industry have caused Caremark and other PBMs to share with clients a larger portion of rebates and/or discounts received from pharmaceutical manufacturers. In addition, changes in existing federal or state laws or regulations or the adoption of new laws or regulations relating to patent term extensions, purchase discount and rebate arrangements with pharmaceutical manufacturers, or to formulary management or other PBM services could also reduce the discounts or rebates we receive. Accordingly, margin pressure in the PBM industry resulting form these trends could adversely affect our business, financial position and results of operations.

Uncertainty regarding the impact of Medicare Part D may adversely affect our business, financial position and our results of operations.

Since its inception in 2006, the Medicare Drug Benefit has resulted in increased utilization and decreased pharmacy gross margin rates as higher margin business, such as cash and state Medicaid customers, migrated to Medicare Part D coverage. Further, as a result of the Medicare Drug Benefit, our PBM clients could decide to discontinue providing prescription drug benefits to their Medicare-eligible members. If this occurs, the adverse effects of the Medicare Drug Benefit may outweigh any opportunities for new business generated by the new benefit. Since the program continues to evolve, we are not yet able to assess the full impact that Medicare Part D will have on clients’ decisions to continue to offer a prescription drug benefit to their Medicare-eligible members. In addition, if the cost and complexity of the Medicare Drug Benefit exceed management’s expectations or prevent effective program implementation or administration; if the government alters Medicare program requirements or reduces funding because of the higher-than-anticipated cost to taxpayers of the MMA or for other reasons; if we fail to design and maintain programs that are attractive to Medicare participants; or if we are not successful in retaining enrollees, or winning contract renewals or new contracts under the MMA’s competitive bidding process, our Medicare Part D services and the ability to expand our Medicare Part D services could be materially and adversely affected, and our business, financial position and results of operations may be adversely affected.

Changes in industry pricing benchmarks could adversely affect our business, financial position and results of operations.

Contracts in the prescription drug industry, including Caremark’s network contracts and its PBM and specialty client contracts, generally use certain published benchmarks to establish pricing for prescription drugs. These benchmarks include AWP, ASP and WAC. Most of our PBM client contracts utilize the AWP standard. Further, most of the contracts governing the participation of CVS stores in retail pharmacy networks also utilize the AWP standard.

Recent events, including the FDB and Medi-Span litigation described in the Government Regulation of Healthcare Matters section, have raised uncertainties as to whether payors, pharmacy providers, PBMs and others in the prescription drug industry will continue to utilize AWP as it has previously been calculated or whether other pricing benchmarks will be adopted for establishing prices within the industry.

Changes in reporting of AWP, or in the basis for calculating reimbursement proposed by the federal government and certain states, and other legislative or regulatory adjustments that may be made regarding the reimbursement of payments for drugs by Medicaid and Medicare, could impact our pricing to customers and other payors and could impact our ability to negotiate discounts with manufacturers, wholesalers, PBMs or retail pharmacies. In some circumstances, such changes could also impact the reimbursement that we receive from Medicare or Medicaid programs for drugs covered by such programs and from MCOs that contract with government health programs to provide prescription drug benefits. In addition, it is possible that payors, pharmacy providers and PBMs will begin to evaluate other pricing benchmarks as the basis for contracting for prescription drugs and PBM services in the future, and the effect of this development on the business of the Company cannot be predicted at this time.

The industries in which we operate are extremely competitive and competition could adversely affect our business, financial position and results of operations.

Each of the retail pharmacy business and the PBM business currently operates in a highly competitive environment. As a pharmacy retailer, we compete with other drugstore chains, supermarkets, discount retailers, membership clubs, Internet companies and retail health clinics, as well as other mail order pharmacies and PBMs. In regard, many pharmacy benefit plans have implemented plan designs that mandate or provide incentives to fill maintenance medications through mail order pharmacies. To the extent this trend continues, our retail pharmacy business could be adversely affected (although the effect of this would likely be mitigated by an increase in our own mail order business). In addition, some of these competitors may offer services and pricing terms that we may not be willing or able to offer. Competition may also come from other sources in the future. As a result, competition could have an adverse effect on our business, financial position and results of operations.

Competitors in the PBM industry include large national PBM companies, such as Medco Health Solutions, Inc. and Express Scripts, Inc., as well as many local or regional PBMs. In addition, there are several large health insurers and managed care plans (e.g., Wellpoint, Aetna, CIGNA, UnitedHealthcare) and retail pharmacies (e.g., Walgreens, Longs and Rite Aid) which have their own PBM capabilities as well as several other national and regional companies that provide some or all of the same services. Some of these competitors may offer services and pricing terms that we, even if the anticipated benefits of our merger are realized in full, may not be able to offer. In addition, competition may also come from other sources in the future. As a result, competition could have an adverse effect on our business, financial position and results of operations.

Existing and new government legislative and regulatory action could adversely affect our business, financial position and results of operations.

The PBM business and retail drugstore business are subject to numerous federal, state and local laws and regulations. See “Business – Government Regulation of Healthcare Matters.” Changes in these regulations may require extensive system and operating changes that may be difficult to implement. Untimely compliance or noncompliance with applicable laws and regulations could adversely affect the continued operation of our business, including, but not limited to: imposition of civil or criminal penalties; suspension of payments from government programs; loss of required government certifications or approvals; loss of authorizations to participate in or exclusion from government reimbursement programs, such as the Medicare and Medicaid programs; or loss of licensure. The regulations to which we are subject include, but are not limited to: the laws and regulations described in the Government Regulation of Healthcare Matters section; accounting standards; tax laws and regulations; laws and regulations relating to the protection of the environment and health and safety matters, including those governing exposure to, and the management and disposal of, hazardous substances; and regulations of the FDA, the U.S. Federal Trade Commission, the Drug Enforcement Administration, and the Consumer Product Safety Commission, as well as state regulatory authorities, governing the sale, advertisement and promotion of products that we sell. In that regard, our business, financial position and results of operations could be affected by one or more of the following:

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

•

rules and regulations issued pursuant to the HIPAA; and other federal and state laws affecting the use, disclosure and transmission of health information, such as state security breach laws and state laws limiting the use and disclosure of prescriber information;

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

Risks related to litigation and other legal proceedings.

Pharmacy services and retail pharmacy are highly regulated and litigious industries. Our Company is currently subject to various litigation matters and legal proceedings. Resolution of these matters could have a material adverse effect on our business and results of operations. As such we refer you to Item 3. “Legal Proceedings” for additional information.

Efforts to reform the U.S. healthcare system may adversely affect our financial performance

Congress periodically considers proposals to reform the U.S. healthcare system. These proposals may increase government involvement in healthcare and regulation of PBM or pharmacy services, or otherwise change the way the combined company or its clients do business. Health plan sponsors may react to these proposals and the uncertainty surrounding them by reducing or delaying purchases of cost control mechanisms and related services that the combined company would provide. The Company cannot predict what effect, if any, these proposals may have on its retail and pharmacy services businesses. Other legislative or market-driven changes in the healthcare system that the Company cannot anticipate could also materially adversely affect the combined company’s consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.

The health of the economy in general and in the markets we serve could adversely affect our business and our financial results.

Our business is affected by the economy in general including changes in consumer purchasing power, preferences and/or spending patterns. Our ability to attract, hire and retain suitable pharmacists, management, nurse practitioners and physicians’ assistants as well as establishing effective advertising, marketing and promotional programs is directly impacted by the economic environment. Further, interest rate fluctuations and changes in capital market conditions may affect our ability to obtain necessary financing on acceptable terms and/or our ability to secure suitable store locations under acceptable terms.

The foregoing is not a comprehensive listing and there can be no assurance that we have correctly identified and appropriately assessed all factors affecting the business. As such, we refer you to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which includes our “Cautionary Statement Concerning Forward-Looking Statements” at the end of such section, on pages 18 through 36 of our Annual Report to Stockholders for the fiscal year ended December 29, 2007, which is incorporated by reference.

Item 1B.	Unresolved Staff Comments

No events have occurred which would require disclosure under this Item.

Item 2.	Properties

We lease most of our stores under long-term leases that vary as to rental amounts, expiration dates, renewal options and other rental provisions. For additional information on the amount of our rental obligations for our leases, we refer you to the Note “Leases” on page 55 in our Annual Report to Stockholders for the fiscal year ended December 29, 2007.

As of December 29, 2007, we owned approximately 3.6% of our 6,245 CVS/pharmacy drugstores. Net selling space for our retail drugstores increased to 56.5 million square feet as of December 29, 2007. Approximately two thirds of our store base was opened or significantly remodeled within the last five years.

We own 6 distribution centers located in Alabama, California, Rhode Island, South Carolina, Tennessee and Texas and lease 9 additional facilities located in Arizona, Florida, Indiana, Michigan, New Jersey, Pennsylvania, Texas and Virginia. The 15 distribution centers total approximately 10.4 million square feet as of December 29, 2007.

As of December 29, 2007, we owned 3 mail service pharmacies located in Alabama, Pennsylvania and Texas and leased 6 additional mail service pharmacies located in Arizona, Florida, Illinois, Pennsylvania and Texas. We leased call centers located in Arizona, Missouri, Tennessee and Texas. As of December 29, 2007, we also had 20 specialty mail order pharmacies, of which we owned two, and 56 specialty pharmacy stores, which we leased. The specialty mail order pharmacies and specialty pharmacy stores are located in 26 states.

Our FDA-regulated repackaging facility is located in Gurnee, Illinois.

We own our corporate headquarters building located in Woonsocket, Rhode Island, which contains approximately 605,000 square feet. In addition, we lease large corporate offices in Scottsdale, Arizona; Northbrook, Illinois and Irving, Texas.

In connection with certain business dispositions completed between 1991 and 1997, we continue to guarantee lease obligations for approximately 220 former stores. We are indemnified for these guarantee obligations by the respective purchasers. These guarantees generally remain in effect for the initial lease term and any extension thereof pursuant to a renewal option provided for in the lease prior to the time of the disposition. For additional information, we refer you to the Note “Commitments & Contingencies” on page 61 in our Annual Report to Stockholders for the fiscal year ended December 29, 2007.

Management believes that its owned and leased facilities are suitable and adequate to meet the Company’s anticipated needs. At the end of the existing lease terms, management believes the leases can be renewed or replaced by alternate space.

Following is a breakdown by state of our retail and specialty pharmacy stores as well as our specialty mail order pharmacy locations as of December 29, 2007:

	Retail Stores	Specialty Pharmacy Stores	Specialty Mail Order Pharmacies	Total
Alabama	144	1		145
Arizona	121	1		122
California	374	7	1	382
Colorado		1		1
Connecticut	131			131
Delaware	1			1
District of Columbia	50	1		51
Florida	667	4	1	672
Georgia	286	1		287
Hawaii		1	1	2
Iowa	10			10
Illinois	227	1	1	229
Indiana	281			281
Kansas	28	1	1	30
Kentucky	57			57
Louisiana	86		1	87
Maine	16			16
Maryland	169	1	2	172
Massachusetts	319	16	1	336
Michigan	236	1	1	238
Minnesota	29	1	1	31
Mississippi	29	1		30
Missouri	46	1		47
Montana	8			8
Nebraska	4			4
Nevada	62			62
New Hampshire	29			29
New Jersey	253		1	254
New Mexico	2			2
New York	428	4		432
North Carolina	282	1	1	284
North Dakota	6			6
Ohio	310			310
Oklahoma	34			34
Oregon		1		1
Pennsylvania	366	1	2	369
Rhode Island	54	2		56
South Carolina	180	1		181
Tennessee	127	1	1	129
Texas	479	4	3	486
Vermont	2			2
Virginia	240			240
Washington		1	1	2
West Virginia	48			48
Wisconsin	24			24

	6,245	56	20	6,321

Item 3.	Legal Proceedings

1.	In 2006, a number of shareholder derivative lawsuits were filed in the Tennessee state court and the Tennessee federal court against Caremark and various officers and directors of Caremark containing allegations relating to Caremark’s stock option granting practices. The cases brought in the Tennessee federal court were consolidated into one action in August 2006, and the consolidated action was voluntarily dismissed without prejudice by the plaintiffs in March 2007. The cases brought in the Tennessee state court were also consolidated into one action in September 2006, and the plaintiffs amended their complaint to add CVS and its directors as defendants and to allege class action claims. A stipulation of settlement was entered into by the parties in July 2007, which provided, among other things, that (i) the plaintiffs will dismiss the case and release the defendants from claims asserted in the action, (ii) a temporary restraining order issued by the court in March 2007 will be vacated, (iii) the Company will agree to maintain for at least four years a number of corporate governance provisions relating to the granting, exercise and disclosure of stock option awards and (iv) the defendants will not oppose plaintiffs’ petition for an award of attorneys’ fees and expenses not to exceed $7.5 million. As part of the settlement, the defendants specifically denied any liability or wrongdoing with respect to all claims alleged in the litigation, including claims relating to stock option backdating, and stated that they entered into the settlement solely to avoid the distraction, burden and expense of the pending litigation. The settlement was orally approved by the court, but it remains subject to final court approval. The settlement is also subject to a pending application for extraordinary appeal filed by plaintiffs’ counsel relating to the court’s prior rulings concerning the settlement and the award of attorney’s fees and expenses.

2.	Caremark’s subsidiary Caremark Inc. (now known as Caremark, L.L.C.) is a defendant in a qui tam lawsuit initially filed by a relator on behalf of various state and federal government agencies in Texas federal court in 1999. The case was unsealed in May 2005. The case seeks money damages and alleges that Caremark’s processing of Medicaid and certain other government claims on behalf of its clients violates applicable federal or state false claims acts and fraud statutes. The U.S. Department of Justice and the States of Texas, Tennessee, Florida, Arkansas, Louisiana and California intervened in the lawsuit, but Tennessee and Florida withdrew from the lawsuit in August 2006 and May 2007, respectively. A phased approach to discovery is ongoing. The parties have filed cross motions for partial summary judgment, argued those motions before the court and final rulings are pending.

In December 2007, the Company received a document subpoena from the Office of Inspector General within the United States Department of Health and Human Services requesting certain information relating to the processing of Medicaid claims and claims of certain other government programs on an adjudication platform of AdvancePCS (acquired by Caremark in March 2004 and now known as CaremarkPCS, L.L.C.). The Company will cooperate with these requests for information and cannot predict the timing, outcome, or consequence of the review of such information.

3.	Caremark’s subsidiary Caremark Inc. (now known as Caremark, L.L.C.) has been named in a putative class action lawsuit filed in July 2004, in Tennessee federal court by an individual named Robert Moeckel, purportedly on behalf of the John Morrell Employee Benefits Plan, which is an employee benefit plan sponsored by a former Caremark client. The lawsuit, which seeks unspecified damages and injunctive relief, alleges that Caremark acts as a fiduciary under ERISA and has breached certain alleged fiduciary duties under ERISA. In November 2007, the court granted Caremark Inc.’s motion for partial summary judgment finding that it is not an ERISA fiduciary under the applicable PBM agreements and that the plaintiff may not sustain claims for breach of fiduciary duty.

4.	In 2004, Caremark received Civil Investigative Demands or similar requests for information relating to certain PBM business practices of its Caremark Inc. (now known as Caremark, L.L.C.) and AdvancePCS (now known as CaremarkPCS, L.L.C.) subsidiaries under state consumer protection statutes from 28 states plus the District of Columbia. On February 14, 2008, Caremark entered into a settlement concluding this investigation. Caremark agreed to pay $12 million in settlement on behalf of AdvancePCS, $10 million in settlement on behalf of Caremark Inc., $16.5 million in state investigative costs and up to $2.5 million to reimburse certain medical tests. In addition, Caremark entered into a consent order requiring it to maintain certain PBM business practices. Caremark has expressly denied all wrongdoing and entered into the settlement to avoid the uncertainty and expense of the investigation.

5.	Caremark was named in a putative class action lawsuit filed on October 22, 2003 in Alabama state court by John Lauriello, purportedly on behalf of participants in the 1999 settlement of various securities class action and derivative lawsuits against Caremark and others. Other defendants include insurance companies that provided coverage to Caremark with respect to the settled lawsuits. The Lauriello lawsuit seeks approximately $3.2 billion in compensatory damages plus other non-specified damages based on allegations that the amount of insurance coverage available for the settled lawsuits was misrepresented and suppressed. A similar lawsuit was filed on November 5, 2003, by Frank McArthur, also in Alabama state court, naming as defendants Caremark, several insurance companies, attorneys and law firms involved in the 1999 settlement. This lawsuit was subsequently stayed by the court as a later-filed class action.

In 2005, the trial court in the Lauriello case issued an order allowing the Lauriello case to proceed on behalf of the settlement class in the 1999 securities class action. McArthur then sought to intervene in the Lauriello case and to challenge the adequacy of Lauriello as class representative and his lawyers as class counsel. The trial court denied McArthur’s motion to intervene, but the Alabama Supreme Court subsequently ordered the lower court to vacate its prior order on class certification and allow McArthur to intervene. Caremark and other defendants filed motions to dismiss the complaint in intervention filed by McArthur. In November 2007, the trial court dismissed the attorneys and law firms named as defendants in the McArthur complaint in intervention and denied the motions to dismiss that complaint filed by Caremark and the insurance company defendants. In January 2008, Lauriello filed a motion to dismiss McArthur’s complaint in intervention, appealed the court’s dismissal of the attorney and law firm defendants and filed a motion to stay proceedings pending his appeal.

6.	Various lawsuits have been filed alleging that Caremark and its subsidiaries Caremark Inc. (now known as Caremark, L.L.C.) and AdvancePCS (now known as CaremarkPCS, L.L.C.) have violated applicable antitrust laws in establishing and maintaining retail pharmacy networks for client health plans. In August 2003, Bellevue Drug Co., Robert Schreiber, Inc. d/b/a Burns Pharmacy and Rehn-Huerbinger Drug Co. d/b/a Parkway Drugs #4, together with Pharmacy Freedom Fund and the National Community Pharmacists Association filed a putative class action against AdvancePCS in Pennsylvania federal court, seeking treble damages and injunctive relief. The claims were initially sent to arbitration based on contract terms between the pharmacies and AdvancePCS.

In October 2003, two independent pharmacies, North Jackson Pharmacy, Inc. and C&C, Inc. d/b/a Big C Discount Drugs, Inc. filed a putative class action complaint in Alabama federal court against Caremark, Caremark Inc., AdvancePCS (acquired by Caremark in March 2004 and now known as CaremarkPCS, L.L.C.) and two PBM competitors, seeking treble damages and injunctive relief. The case against Caremark and Caremark Inc. was transferred to Illinois federal court, and the AdvancePCS case was sent to arbitration based on contract terms between the pharmacies and AdvancePCS. The arbitration was then stayed by the parties pending developments in Caremark’s court case.

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

7.	Caremark and its subsidiaries Caremark Inc. (now known as Caremark, L.L.C.) and AdvancePCS (acquired by Caremark in March 2004 and now known as CaremarkPCS, L.L.C.) have been named in a putative class action lawsuit filed in California state court by an individual named Robert Irwin, purportedly on behalf of California members of non-ERISA health plans and/or all California taxpayers. The lawsuit, which also names other PBMs as defendants, alleges violations of California’s unfair competition laws and challenges alleged business practices of PBMs, including practices relating to pricing, rebates, formulary management, data utilization and accounting and administrative processes. Discovery in the case is ongoing.

8.	The Rhode Island Attorney General’s Office, the Rhode Island Ethics Commission, and the United States Attorney’s Office for the District of Rhode Island have been investigating the business relationships between certain former members of the Rhode Island General Assembly and various Rhode Island companies, including Roger Williams Medical Center, Blue Cross & Blue Shield of Rhode Island and CVS. In connection with the investigation of these business relationships, a former state senator was criminally charged in 2005 by federal and state authorities and has pled guilty to those charges, and a former state representative was criminally charged in October 2007 by federal authorities and has pled guilty to those charges. In January 2007, two CVS employees on administrative leave from the Company were indicted on federal charges relating to their involvement in entering into a $12,000 per year consulting agreement with the former state senator eight years ago. The indictment alleges that the two CVS employees concealed the true nature of the Company’s relationship with the former state senator from other Company officials and others. CVS will continue to cooperate fully in this investigation, the timing and outcome of which cannot be predicted with certainty at this time.

9.	The Company has been named in a putative class action lawsuit filed in California state court by Gabe Tong, purportedly on behalf of current and former pharmacists working in the Company’s California stores. The lawsuit alleges that CVS failed to provide pharmacists in the purported class with meal and rest periods or to pay overtime as required under California law. In October 2007, the Company reached a conditional agreement, which is subject to approval by the court to resolve this matter. In addition, the Company is party to other employment litigation arising in the normal course of its business. The Company cannot predict the outcome of any of these employment litigation matters at this time, but none of these matters are expected to be material to the Company.

10.	As previously disclosed, the United States Department of Justice and several state attorneys general are investigating whether any civil or criminal violations resulted from certain practices engaged in by CVS and others in the pharmacy industry with regard to dispensing one of two different dosage forms of a generic drug under circumstances in which some state Medicaid programs at various times reimbursed one dosage form at a different rate from the other. The Company is in discussions with various governmental agencies involved to resolve this matter on a civil basis and without any admission or finding of any violation.

11.	The Company is also a party to other litigation arising in the normal course of its business, none of which is expected to be material to the Company. The Company can give no assurance, however, that our operating results and financial condition will not be materially adversely affected, or that we will not be required to materially change our business practices, based on: (i) future enactment of new healthcare or other laws or regulations; (ii) the interpretation or application of existing laws or regulations, as they may relate to our business or the pharmacy services industry; (iii) pending or future federal or state governmental investigations of our business or the pharmacy services industry; (iv) institution of government enforcement actions against us; (v) adverse developments in any pending qui tam lawsuit against us, whether sealed or unsealed, or in any future qui tam lawsuit that may be filed against us; or (vi) adverse developments in other pending or future legal proceedings against us or affecting the pharmacy services industry.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 29, 2007.

Executive Officers of the Registrant

Executive Officers of the Registrant

The following sets forth the name, age and biographical information for each of our executive officers as of February 21, 2008. In each case the officer’s term of office extends to the date of the board of directors meeting following the next annual meeting of stockholders of the Company. Previous positions and responsibilities held by each of the executive officers over the past five years are indicated below:

Chris W. Bodine, age 52, Executive Vice President of CVS Caremark Corporation and President of CVS Caremark Health Care Services since January 2007; Executive Vice President–Merchandising and Marketing of CVS Corporation and CVS Pharmacy, Inc. from February 2002 to January 2007.

V. Michael Ferdinandi, age 57, Senior Vice President of Human Resources and Corporate Communications of CVS Caremark Corporation and CVS Pharmacy, Inc. since April 2002.

Larry J. Merlo, age 52, Executive Vice President of CVS Caremark Corporation and President of CVS/pharmacy – Retail since January 2007; Executive Vice President–Stores of CVS Corporation from April 2000 to January 2007; and Executive Vice President–Stores of CVS Pharmacy, Inc. from March 1998 to January 2007.

Howard A. McLure, age 50, Executive Vice President of CVS Caremark Corporation and President of Caremark Pharmacy Services. Mr. McLure was Senior Executive Vice President and Chief Operating Officer of Caremark Rx, Inc. from June 2005 until the closing of the CVS-Caremark merger. Previously, he served as Executive Vice President and Chief Financial Officer of Caremark from May 2000 until June 2005.

Paula A. Price, age 46, Senior Vice President, Controller and Chief Accounting Officer of CVS Caremark Corporation and CVS Pharmacy, Inc. since July 2006. Ms. Price was Senior Vice President and Chief Financial Officer for the Institutional Trust Services division of JPMorgan Chase & Co., a financial services company, from 2003 to 2005, and Managing Director and Head of Corporate Strategy and Business Development from 2002 to 2003.

David B. Rickard, age 61, Executive Vice President, Chief Financial Officer and Chief Administrative Officer of CVS Caremark Corporation and CVS Pharmacy, Inc. since September 1999; director of Harris Corporation, a communications and information technology company, and Jones Lang LaSalle Incorporated, a real estate and investment management services company.

Jonathan C. Roberts, age 51, Senior Vice President and Chief Information Officer of CVS Pharmacy, Inc. since January 2006; Senior Vice President - Store Operations of CVS Pharmacy, Inc. from August 2002 until December 2005.

Thomas M. Ryan, age 55, Chairman of the Board of CVS Caremark Corporation since November 2007 and, President and Chief Executive Officer of CVS Caremark Corporation since May 1998; formerly was Chairman of CVS Corporation from April 1999 until March 2007; director of Bank of America Corporation, a financial services company, and Yum! Brands, Inc., a quick service restaurant company.

Douglas A. Sgarro, age 48, Executive Vice President and Chief Legal Officer of CVS Caremark Corporation and CVS Pharmacy, Inc. since March 2004 and President of CVS Realty Co., a real estate development company and a division of CVS Pharmacy, Inc., since October 1999; Senior Vice President and Chief Legal Officer of CVS Corporation from April 2000 to March 2004.

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

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2007	High	$34.93	$39.44	$39.85	$42.60	$42.60
	Low	30.45	34.14	34.80	36.43	30.45

	Cash dividends per common share	0.04875	0.06000	0.06000	0.06000	0.22875

2006:	High	$30.98	$31.89	$36.14	$32.26	$36.14
	Low	26.06	27.51	29.85	27.09	26.06

	Cash dividends per common share	0.03875	0.03875	0.03875	0.03875	0.15500

CVS Caremark has paid cash dividends every quarter since becoming a public company. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors. As of February 21, 2008, there were approximately 16,799 registered shareholders according to the records maintained by our transfer agent.

The following table presents the total number of shares purchased during the fourth quarter of 2007, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to the $5.0 billion repurchase program.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 30, 2007 through October 27, 2007	10,007,419	$38.29	10,007,419	$2,333,967,842
October 28, 2007 through November 24, 2007	52,682,993	41.67	52,682,993	—
November 25, 2007 through December 29, 2007	—	—	—	—

(1)	On March 28, 2007, the Company commenced a tender offer to purchase up to 150 million shares, or about 10%, of its outstanding common stock at a price of $35.00 per share. The offer to purchase the shares expired on April 24, 2007 and resulted in approximately 10.3 million shares being tendered. On May 9, 2007, the Company’s Board of Directors authorized a share repurchase program for up to $5.0 billion of outstanding common stock. On May 13, 2007, the Company entered into a $2.5 billion fixed dollar accelerated share repurchase agreement (the “May ASR agreement”) with Lehman Brothers, Inc. (“Lehman”). The May ASR agreement contained provisions that established the minimum and maximum number of shares to be repurchased during the term of the May ASR agreement. Pursuant to the terms of the May ASR agreement, on May 14, 2007, the Company paid $2.5 billion to Lehman in exchange for Lehman delivering 45.6 million shares of common stock to the Company. On June 7, 2007, upon establishment of the minimum number of shares to be repurchased, Lehman delivered an additional 16.1 million shares of common stock to the Company. The final settlement under the May ASR program occurred on October 5, 2007 and resulted in the Company receiving an additional 5.8 million shares of common stock during the fourth quarter of 2007. The aggregate 67.5 million shares were repurchased at an average price per share of $37.02 and were placed into the Company’s treasury account upon delivery.

On October 8, 2007, the Company commenced an open market repurchase program. The program concluded on November 2, 2007 and resulted in 5.3 million shares of common stock being repurchased for $211.9 million. The shares were placed into the Company’s treasury account upon delivery.

On November 6, 2007, the Company entered into a $2.3 billion fixed dollar accelerated share repurchase agreement (the “November ASR agreement”) with Lehman. The November ASR agreement contained provisions that established the minimum and maximum number of shares to be repurchased during the term of the November ASR agreement. Pursuant to the terms of the November ASR agreement, on November 7, 2007, the Company paid $2.3 billion to Lehman in exchange for Lehman delivering 37.2 million shares of common stock to the Company. On November 26, 2007, upon establishment of the minimum number of shares to be repurchased, Lehman delivered an additional 14.4 million shares of common stock to the Company. The aggregate 51.6 million shares of common stock delivered to the Company by Lehman were placed into the Company’s treasury account. The Company may receive up to 5.7 million of additional shares of common stock, depending on the market price of the common stock, as determined under the November ASR agreement, over the term of the November ASR agreement, which is currently expected to conclude during the first quarter of 2008. The share repurchase program does not have a prescribed expiration date.

Item 6.	Selected Financial Data

The selected consolidated financial data of CVS Caremark Corporation as of and for the periods indicated in the five-year period ended December 29, 2007 have been derived from the consolidated financial statements of CVS Caremark Corporation. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and the audit reports of Ernst & Young LLP and KPMG LLP, which are incorporated elsewhere herein.

In millions, except per share amounts	2007 (52 weeks)(1)	2006 (52 weeks)	2005 (52 weeks)	2004 (52 weeks)	2003 (53 weeks)
Statement of operations data:
Net revenues	$76,329.5	$43,821.4	$37,006.7	$30,594.6	$26,588.2
Gross profit	16,107.7	11,742.2	9,694.6	7,915.9	6,803.0
Operating expenses(2)(3)	11,314.4	9,300.6	7,675.1	6,461.2	5,379.4

Operating profit(4)	4,793.3	2,441.6	2,019.5	1,454.7	1,423.6

Interest expense, net	434.6	215.8	110.5	58.3	48.1
Income tax provision(5)	1,721.7	856.9	684.3	477.6	528.2

Net earnings(6)	$2,637.0	$1,368.9	$1,224.7	$918.8	$847.3

Per common share data:
Net earnings:(6)
Basic	$1.97	$1.65	$1.49	$1.13	$1.06
Diluted	1.92	1.60	1.45	1.10	1.03
Cash dividends per common share	$0.22875	$0.15500	$0.14500	$0.13250	$0.11500

Balance sheet and other data:
Total assets	$54,721.9	$20,574.1	$15,246.6	$14,513.3	$10,543.1
Long-term debt (less current portion)	$8,349.7	$2,870.4	$1,594.1	$1,925.9	$753.1
Total shareholders’ equity	$31,321.9	$9,917.6	$8,331.2	$6,987.2	$6,021.8
Number of stores (at end of period)	6,301	6,205	5,474	5,378	4,182

(1)	Effective March 22, 2007, pursuant to the Agreement and Plan of Merger dated as of November 1, 2006, as amended (the “Merger Agreement”), Caremark Rx, Inc. (“Caremark”) was merged with and into a newly formed subsidiary of CVS Corporation, with the CVS subsidiary, Caremark Rx, L.L.C., continuing as the surviving entity (the “Caremark Merger”). Following the Caremark Merger, the name of the Company was changed to “CVS Caremark Corporation.” By virtue of the Caremark Merger, each issued and outstanding share of Caremark common stock, par value $0.001 per share, of Caremark was converted into the right to receive 1.67 shares of CVS Caremark’s common stock, par value $0.01 per share. Cash was paid in lieu of fractional shares.

(2)	In 2006, the Company adopted the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements.” The adoption of this statement resulted in a $40.2 million pre-tax ($24.7 million after-tax) decrease in operating expenses for 2006.

(3)	In 2004, the Company conformed its accounting for operating leases and leasehold improvements to the views expressed by the Office of the Chief Accountant of the Securities and Exchange Commission to the American Institute of Certified Public Accountants on February 7, 2005. As a result, the Company recorded a non-cash pre-tax adjustment of $65.9 million ($40.5 million after-tax) to operating expenses, which represents the cumulative effect of the adjustment for a period of approximately 20 years. Since the effect of this non-cash adjustment was not material to 2004, or any previously reported fiscal year, the cumulative effect was recorded in the fourth quarter of 2004.

(4)	Operating profit includes the pre-tax effect of the charge discussed in Note (2) and Note (3) above.

(5)	Income tax provision includes the effect of the following: (i) in 2006, a $11.0 million reversal of previously recorded tax reserves through the tax provision principally based on resolving certain state tax matters; (ii) in 2005, a $52.6 million reversal of previously recorded tax reserves through the tax provision principally based on resolving certain state tax matters, and (iii) in 2004, a $60.0 million reversal of previously recorded tax reserves through the tax provision principally based on finalizing certain tax return years and on a 2004 court decision relevant to the industry.

(6)	Net earnings and net earnings per common share include the after-tax effect of the charges and gains discussed in Notes (2), (3), (4), and (5) above.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We refer you to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which includes our “Cautionary Statement Concerning Forward-Looking Statements” at the end of such section, on pages 35 through 36 of our Annual Report to Stockholders for the fiscal year ended December 29, 2007, which is incorporated by reference herein.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

As of December 29, 2007, the Company had no derivative financial instruments or derivative commodity instruments in place and believes that its exposure to market risk associated with other financial instruments, principally interest rate risk inherent in its debt portfolio, is not material.

Item 8.	Financial Statements and Supplementary Data

We refer you to the “Consolidated Statements of Operations,” “Consolidated Balance Sheets,” “Consolidated Statements of Shareholders’ Equity,” “Consolidated Statements of Cash Flows,” and “Notes to Consolidated Financial Statements,” on pages 39 through 68, and “Report of Independent Registered Public Accounting Firm” on pages 70 and 71, of our Annual Report to Stockholders for the fiscal year ended December 29, 2007, which are incorporated by reference herein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

KPMG LLP (“KPMG”) was previously the principal accountants for the Company. On September 26, 2007, KPMG was dismissed as the Company’s principal accountants.

The decision to change accountants was made by the Audit Committee of the Board of Directors of the Company at a meeting held on September 25, 2007 and followed the Audit Committee’s review, as part of its corporate governance practices, of the Company’s independent registered public accounting firm.

During the fifty-two week periods ended December 30, 2006 and December 31, 2005, and the subsequent interim period through September 26, 2007, there were no: (i) disagreements with KPMG on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure that, if not resolved to KPMG’s satisfaction, would have caused it to make reference in connection with their opinion to the subject matter of the disagreement, or (ii) reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The audit reports of KPMG on the Company’s consolidated financial statements as of and for the fifty-two week periods ended December 30, 2006 and December 31, 2005 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except as follows: KPMG’s report on the consolidated financial statements of the Company as of and for the fifty-two week periods ended December 30, 2006 and December 31, 2005 contained a separate paragraph stating that “As discussed in Note 1 to the consolidated financial statements, CVS Corporation adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, effective January 1, 2006.”

The audit reports of KPMG on management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting as of December 30, 2006 and December 31, 2005 did not contain an adverse opinion or disclaimer of opinion, nor were they modified or qualified as to uncertainty, audit scope, or accounting principles.

At the same meeting, the Audit Committee determined to engage Ernst & Young LLP (“Ernst & Young”) as the Company’s independent registered public accounting firm commencing with audit services for the fiscal quarter ending September 29, 2007.

Ernst & Young served as the independent registered public accounting firm for Caremark Rx, Inc. (“Caremark”) prior to Caremark’s merger with the Company in March 2007. Other than with respect to Ernst & Young’s role as independent registered public accounting firm for Caremark in the case of clause (i) below, during the fifty-two week periods ended December 30, 2006 and December 31, 2005, and the subsequent interim period through September 26, 2007, neither the Company, nor anyone on its behalf, consulted with Ernst & Young with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and no written report or oral advice was provided by Ernst & Young to the Company that Ernst & Young concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issue or (ii) any matter that was the subject of either a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of December 29, 2007, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Internal control over financial reporting: We refer you to “Management’s Report on Internal Control Over Financial Reporting” on page 37 and “Report of Independent Registered Public Accounting Firm” on page 38 of our Annual Report to Stockholders for the fiscal year ended December 29, 2007, which are incorporated by reference herein, for Management’s report on the Registrant’s internal control over financial reporting and the Independent Registered Public Accounting Firm’s report with respect to the effectiveness of internal control over financial reporting.

Changes in internal control over financial reporting: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that occurred during the fourth quarter ended December 29, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

No events have occurred during the fourth quarter that would require disclosure under this item.

PART III

Item 10.	Directors and Executive Officers of the Registrant

We refer you to our Proxy Statement for the 2008 Annual Meeting of Stockholders under the captions “Committees of the Board,” “Code of Conduct,” “Director Nominations,” “Audit Committee Report,” “Biographies of our Board Nominees,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which are incorporated by reference herein. Biographical information on our executive officers is contained in Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

We refer you to our Proxy Statement for the 2008 Annual Meeting of Stockholders under the captions “Executive Compensation and Related Matters,” including “Compensation Discussion & Analysis” and “Management Planning and Development Committee Report,” which are incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We refer you to our Proxy Statement for the 2008 Annual Meeting of Stockholders under the captions “Share Ownership of Directors and Certain Executive Officers,” and “Share Ownership of Principal Stockholders” which is incorporated by reference herein, for information concerning security ownership of certain beneficial owners and management and related stockholder matters.

The following table summarizes information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 29, 2007.

Shares in thousands	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by stockholders(1)	60,022	$23.47	89,107
Equity compensation plans not approved by stockholders	—	—	—

Total	60,022	$23.47	89,107

(1)	The number of shares available for delivery under the 1997 Incentive Compensation Plan is subject to adjustment by 9.4% of the number of shares of common stock issued or delivered by the Company during the term of the Plan (excluding any issuance or delivery in connection with awards, or any other compensation or benefit plan of the Company).

Item 13.	Certain Relationships and Related Transactions and Director Independence

We refer you to our Proxy Statement for the 2008 Annual Meeting of Stockholders under the caption “Independence Determinations for Directors” and “Certain Transactions with Directors and Officers,” which is incorporated by reference herein.

Item 14.	Principal Accountant Fees and Services

We refer you to our Proxy Statement for the 2008 Annual Meeting of Stockholders under the caption “Item 2: Ratification of Appointment of Independent Registered Public Accounting Firm,” which is incorporated by reference herein.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

A.	Documents filed as part of this report:

1.	Financial Statements:

The following financial statements are incorporated by reference from pages 18 through 68 and pages 70 through 71 of our Annual Report to Stockholders for the fiscal year ended December 29, 2007, as provided in Item 8 hereof:

Consolidated Statements of Operations for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005	39
Consolidated Balance Sheets as of December 29, 2007 and December 30, 2006	40
Consolidated Statements of Cash Flows for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005	41
Consolidated Statements of Shareholders’ Equity for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005	42-43
Notes to Consolidated Financial Statements	44-68
Report of Independent Registered Public Accounting Firm	70-71

2.	Financial Statement Schedules

The following financial statement schedule is filed on page 44 of this report: Schedule II — Valuation and Qualifying Accounts. All other financial statement schedules are omitted because they are not applicable or the information is included in the financial statements or related notes.

B. Exhibits

Exhibits marked with an asterisk (*) are hereby incorporated by reference to exhibits or appendices previously filed by the Registrant as indicated in brackets following the description of the exhibit.

Exhibit	Description

1.1*	Underwriting Agreement dated August 10, 2006 among the Registrant and Lehman Brothers Inc., Banc of America Securities LLC, BNY Capital Markets, Inc. and Wachovia Capital Markets, LLC, as representatives of the Underwriters [incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K dated August 10, 2006 (Commission File No. 001-01011)].

1.2*	Underwriting Agreement dated May 22, 2007 among the Registrant and Lehman Brothers Inc., Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, BNY Capital Markets, Inc. and Wachovia Capital Markets, LLC, as representatives of the Underwriters [incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K dated May 22, 2007 (Commission File No. 001-01011)].

1.3*	Underwriting Agreement dated May 22, 2007 among the Registrant and Lehman Brothers Inc., Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, BNY Capital Markets, Inc. and Wachovia Capital Markets, LLC, as representatives of the Underwriters [incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K dated May 22, 2007 (Commission File No. 001-01011)].

2.1*	Agreement and Plan of Merger dated as of November 1, 2006 among, the Registrant, Caremark Rx. Inc. and Twain MergerSub Corp. [incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement No. 333-139470 on Form S-4 filed December 19, 2006].

2.2*	Amendment No. 1 dated as of January 16, 2007 to the Agreement and Plan of Merger dated as of November 1, 2006 among the Registrant, Caremark Rx, Inc. and Twain Merger Sub Corp. [incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement No. 333-139470 on Form S-4/A filed January 16, 2007].

2.3*	Waiver Agreement dated as of January 16, 2007 between the Registrant and Caremark Rx, Inc. with respect to the Agreement and Plan Merger dates as of November 1, 2006 by and between

Registrant and Caremark Rx, Inc [incorporated by reference to Exhibit 2.3 to the Registrant’s Registration Statement No. 333-139470 on Form S-4/A filed January 16, 2007].

2.4*	Amendment to Waiver Agreement, dated as of February 13, 2007, between Registrant and Caremark Rx, Inc. [incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated February 12, 2007 (Commission File No. 001-01011)].

3.1*	Amended and Restated Certificate of Incorporation of the Registrant [incorporated by reference to Exhibit 3.1 of CVS Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (Commission File No. 001-01011)].

3.1A*	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective May 13, 1998 [incorporated by reference to Exhibit 4.1A to Registrant’s Registration Statement No. 333-52055 on Form S-3/A dated May 18, 1998].

3.1B*	Certificate of Amendment to the Amended and Restated Certificate of Incorporation [incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated March 22, 2007 (Commission File No. 001-01011)].

3.1C*	Certificate of Merger dated May 9, 2007 [incorporated by reference to Exhibit 3.1C to Registrant’s Quarterly Report on Form 10-Q dated November 1, 2007 (Commission File No. 001-01011)].

3.2*	By-laws of the Registrant, as amended and restated [incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated February 5, 2008 (Commission File No. 001-01011)].

4	Pursuant to Regulation S-K, Item 601(b)(4)(iii)(A), no instrument which defines the rights of holders of long-term debt of the Registrant and its subsidiaries is filed with this report. The Registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

4.1*	Specimen common stock certificate [incorporated by reference to Exhibit 4.1 to the Registration Statement of the Registrant on Form 8-B dated November 4, 1996 (Commission File No. 001-01011)].

4.2*	Senior Indenture dated August 15, 2006 between the Registrant, as issuer, and The Bank of New York Trust Company, N.A., as trustee, including form of debt security [incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 10, 2006 (Commission File No. 001-01011)].

4.3*	Specimen First Supplemental Indenture between Registrant and The Bank of New York Trust Company, N. A., a national banking association [incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 22, 2007 (Commission File No. 001-01011)].

4.4*	Specimen ECAPSSM [incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated May 22, 2007 (Commission File No. 001-01011)].

10.1*	Stock Purchase Agreement dated as of October 14, 1995 between The TJX Companies, Inc. and Melville Corporation, as amended November 17, 1995 [incorporated by reference to Exhibits 2.1 and 2.2 to Melville’s Current Report on Form 8-K dated December 4, 1995 (Commission File No. 001-01011)].

10.2*	Stock Purchase Agreement dated as of March 25, 1996 between Melville Corporation and Consolidated Stores Corporation, as amended May 3, 1996 [incorporated by reference to Exhibits 2.1 and 2.2 to Melville’s Current Report on Form 8-K dated May 5, 1996 (Commission File No. 001-01011)].

10.3*	Distribution Agreement dated as of September 24, 1996 among Melville Corporation, Footstar, Inc. and Footstar Center, Inc. [incorporated by reference to Exhibit 99.1 to Melville’s Current Report on Form 8-K dated October 28, 1996 (Commission File No. 001-01011)].

10.4*	Tax Disaffiliation Agreement dated as of September 24, 1996 among Melville Corporation, Footstar, Inc. and certain subsidiaries named therein [incorporated by reference to Exhibit 99.2 to Melville’s Current Report on Form 8-K dated October 28, 1996 (Commission File No. 001-01011)].

10.5*	Stockholder Agreement dated as of December 2, 1996 between the Registrant, Nashua Hollis CVS, Inc. and Linens ‘n Things, Inc. [incorporated by reference to Exhibit 10(i)(6) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 001-01011)].

10.6*	Tax Disaffiliation Agreement dated as of December 2, 1996 between the Registrant and Linens ‘n Things, Inc. and certain of their respective affiliates [incorporated by reference to Exhibit 10(i)(7) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 001-01011)].

10.7*	Note Purchase Agreement dated June 7, 1989 by and among Melville Corporation and Subsidiaries Employee Stock Ownership Plan, as Issuer, Melville Corporation, as Guarantor, and the Purchasers listed therein [incorporated by reference to Exhibit 10(i)(9) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 001-01011)].

10.8*	Supplemental Retirement Plan for Select Senior Management of Melville Corporation I as amended through July 1995 [incorporated by reference to Exhibit 10(iii)(A)(vii) to Melville’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission File No. 001-01011)].

10.9*	Supplemental Retirement Plan for Select Senior Management of Melville Corporation II as amended through July 1995 [incorporated by reference to Exhibit 10(iii)(A)(viii) to Melville’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission File No. 001-01011)].

10.10	Caremark Rx Inc. Supplemental Executive Retirement Plan.

10.11	Caremark Rx Inc. Special Retirement Plan.

10.12*	Income Continuation Policy for Select Senior Executives of Melville Corporation as amended through May 12, 1988 [incorporated by reference to Exhibit 10 (viii) to Melville’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (Commission File No. 001-01011)].

10.13*	CVS Corporation 1996 Directors Stock Plan, as amended and restated November 5, 2002 [incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (Commission File No. 001-01011)].

10.14*	Form of Employment Agreements between the Registrant and the Registrant’s executive officers [incorporated by reference to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996 (Commission File No. 001-01011)].

10.15*	Deferred Stock Compensation Plan [incorporated by reference to Exhibit 10(iii)(A)(xi) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 001-01011)].

10.16*	1997 Incentive Compensation Plan as amended [incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement No. 333-141481 on Form S-8 filed March 22, 2007].

10.17*	2007 Incentive Plan [incorporated by reference to Exhibit E of the Registrant’s Definitive Proxy Statement filed April 4, 2007 (Commission File No. 001-01011)].

10.18*	Caremark Rx, Inc. 2004 Incentive Stock Plan [incorporated by reference to Exhibit 99.2 of the Registrant’s Registration Statement No. 333-141481 on Form S-8 filed March 22, 2007].

10.19	Caremark Rx Inc. Deferred Compensation Plan, effective April 1, 2005.

10.20*	Deferred Compensation Plan [incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 27, 1998 (Commission File No. 001-01011)].

10.21*	Partnership Equity Program [incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 27, 1998 (Commission File No. 001-01011)].

10.22*	Form of Collateral Assignment and Executive Life Insurance Agreement between Registrant and the Registrant’s executive officers [incorporated by reference to Exhibit 10.11(xv) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (Commission File No. 001-01011)].

10.23*	Description of the Long-Term Performance Share Plan [incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 (Commission File No. 001-01011)].

10.24*	1999 Employee Stock Purchase Plan [incorporated by reference to Exhibit 99.A of the Registrant’s Definitive Proxy Statement filed March 4, 1999 (Commission File No. 001-01011)].

10.25*	2007 Employee Stock Purchase Plan [incorporated by reference to Exhibit D of the Registrant’s Definitive Proxy Statement filed April 4, 2007 (Commission File No. 001-01011)].

10.26*	Description of the Executive Retention Program [incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000 (Commission File No. 001-01011)].

10.27*	Five-year Credit Agreement dated as of June 11, 2004 by and among the Registrant, the lenders party thereto, Bank of America, N.A., Credit Suisse First Boston and Wachovia Securities, Inc., as Co-Syndication Agents, ABN Amro Bank N.V. as Documentation Agent, and The Bank of New York, as Administrative Agent [incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated July 31, 2004 (Commission File No. 001-01011)].

10.28*	Form of Non-Qualified Stock Option Agreements between the Registrant and the selected employees of the Registrant [incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated January 5, 2005 (Commission File No. 001-01011)].

10.29*	Form of Restricted Stock Unit Agreement between the Registrant and the selected employees of the Registrant [incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated January 5, 2005 (Commission File No. 001-01011)].

10.30*	Form of Replacement Restricted Stock Unit Agreement between the Registrant and the selected employees of the Registrant [incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K dated January 5, 2005 (Commission File No. 001-01011)].

10.31*	Five Year Credit Agreement dated as of June 3, 2005 by and among the Registrant, the lenders party hereto, Bank of America, N.A., Credit Suisse First Boston, Wachovia Securities, Inc., and National Association as Co-Syndication Agents, Suntrust Bank as Documentation Agent, and The Bank of New York, as Administrative Agent [incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2005 (Commission File No. 001-01011)].

10.32*	Employment Agreement dated as of December 4, 1996 between the Registrant and the Registrant’s President and Chief Executive Officer [incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2005 (Commission File No. 001-01011)].

10.33*	Retention Agreement dated as of August 5, 2005 between the Registrant and the Registrant’s President and Chief Executive Officer [incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2005 (Commission File No. 001-01011)].

10.34*	Form of Restricted Stock Unit Agreement between the Registrant and the Registrant’s President and Chief Executive Officer [incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2005 (Commission File No. 001-01011)].

10.35*	Amendment dated as of June 2, 2006 to the Asset Purchase Agreement dated as of January 22, 2006 among CVS, CVS Pharmacy, Albertson’s, SUPERVALU, INC., New Aloha Corporation, and the Sellers listed on Annex A thereto [incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 2, 2006 (Commission File No. 001-01011)].

10.36*	364-day Credit Agreement dated as of May 12, 2006 by and among the Registrant, the lenders party thereto, Bank of America, N.A. and Wachovia Bank, National Association, as Co-Syndication Agents, and The Bank of New York, as Administrative Agent [incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated June 2, 2006 (Commission File No. 001-01011)].

10.37*	Five Year Credit Agreement dated as of May 12, 2006 by and among the Registrant, the lenders party thereto, Bank of America, N.A., Lehman Brothers Inc. and Wachovia Bank, National Association, as Co-Syndication Agents, Keybank National Association, as Documentation Agent, and The Bank of New York, as Administrative Agent [incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated June 2, 2006 (Commission File No. 001-01011)].

10.38*	Bridge Credit Agreement dated as of May 24, 2006 by and among the Registrant, the lenders party thereto and Lehman Commercial Paper Inc., as Administrative Agent [incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated June 2, 2006 (Commission File No. 001-01011)].

10.39*	Employment Agreement dated as of September 1, 1999 between the Registrant and the Registrant’s Executive Vice President, Chief Financial Officer and Chief Accounting Officer [incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 21, 2006 (Commission File No. 001-01011)].

10.40*	Amendment dated as of December 19, 2006 to the Employment Agreement dated as of September 1, 1999 between the Registrant and the Registrant’s Executive Vice President, Chief Financial Officer and Chief Accounting Officer [incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 21, 2006 (Commission File No. 001-01011)].

10.41*	Employment Agreement dated as of December 20, 2001 between Registrant and the Registrant’s Executive Vice President and President of CVS Health Services [incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (Commission File No. 001-01011)].

10.42*	Amendment dated as of December 20, 2006 to the Employment Agreement dated as of December 20, 2001 between the Registrant and the Registrant’s Executive Vice President and President of Health Services [incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (Commission File No. 001-01011)].

10.43*	Employment Agreement dated as of December 4, 1996 between the Registrant and the Registrant’s Executive Vice President and President of CVS/pharmacy – Retail [incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (Commission File No. 001-01011)].

10.44*	Amendment dated as of December 20, 2006 to the Employment Agreement dated as of December 4, 1996 between the Registrant and the Registrant’s Executive Vice President and President of CVS/pharmacy – Retail [incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (Commission File No. 001-01011)].

10.45*	Amendment dated as of December 19, 2006 to the Employment Agreement dated as of December 4, 1998 between the Registrant and the Registrant’s President and Chief Executive Officer [incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (Commission File No. 001-01011)].

10.46*	Employment Agreement dated as of October 10, 1997 between the Registrant and the Registrant’s Executive Vice President – Strategy and Chief Legal Officer [incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (Commission File No. 001-01011)].

10.47*	Amendment dated as of December 20, 2006 to the Employment Agreement dated as of October 10, 1997 between the Registrant and the Registrant’s Executive Vice President – Strategy and Chief Legal Officer [incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (Commission File No. 001-01011)]

10.48*	Five Year Credit Agreement dated as of March 12, 2007 by and among the Registrant, the lenders party thereto, Lehman Commercial Paper Inc., and Wachovia Bank, National Association, as Co-Syndication Agents, Morgan Stanley Senior Funding, Inc., as Documentation Agent, and The Bank of New York, as Administrative Agent [incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 22, 2007 (Commission File No. 001-01011)].

10.49*	364 Day Credit Agreement, dated as of March 12, 2007 by and among the Registrant, the lenders party thereto, Lehman Commercial Paper Inc., and Wachovia Bank, National Association, as Co-Syndication Agents and The Bank of New York, as Administrative Agent [incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 22, 2007 (Commission File No. 001-01011)].

10.50*	Bridge Credit Agreement dated as of March 12, 2007 by and among the Registrant, the lenders party thereto, Lehman Commercial Paper Inc., as Administration Agent, Morgan Stanley Senior Funding, Inc., as Syndication Agent, The Bank of New York, Bank of America, N.A. and Wachovia Bank, National Association, as Co-Documentation Agents [incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated March 22, 2007 (Commission File No. 001-01011)].

10.51*	Global Amendment dated as of March 15, 2007, to i) Five Year Credit Agreement dated as of June 11, 2004, (ii) Five Year Credit Agreement dated as of June 2, 2005, (iii) five Year Credit Agreement dated as of May 12, 2006, (iv) Five Year Credit Agreement, dated as of march 12, 2007, and (v) 364 Day Credit Agreement, dated as of March 12, 2007 [incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated March 22, 2007 (Commission File No. 001-01011)].

10.52*	Confirmation between Registrant and Lehman Brothers OTC Derivatives Inc. dated May 13, 2007 [incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 13, 2007 (Commission File No. 001-01011)].

10.53*	Confirmation between Registrant and Lehman Brothers OTC Derivatives Inc. dated November 6, 2007 [incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 7, 2007 (Commission File No. 001-01011)].

13	Portions of the 2007 Annual Report to Stockholders of CVS Caremark Corporation, which are specifically designated in this Form 10-K as being incorporated by reference.

21	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

23.2	Consent of KPMG LLP.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

CVS Caremark Corporation

We have audited the consolidated financial statements of CVS Caremark Corporation as of December 29, 2007, and for the fifty-two week period then ended, and have issued our report thereon dated February 25, 2008. These consolidated financial statements and our report thereon are incorporated by reference in the December 29, 2007 Annual Report on Form 10-K of CVS Caremark Corporation. Our audit also included the financial statement schedule for the fiscal year ended December 29, 2007 listed in Item 15 of this Annual Report (Form 10-K). This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit.

In our opinion, the financial statement schedule referred to above for the fiscal year ended December 29, 2007, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 25, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

CVS Caremark Corporation:

Under date of February 27, 2007 we reported on the consolidated balance sheet of CVS Caremark Corporation and subsidiaries (formerly CVS Corporation) as of December 30, 2006 and the related consolidated statements of operations, shareholders’ equity and cash flows for the fifty-two week periods ended December 30, 2006 and December 31, 2005. Such report includes an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, effective January 1, 2006. These consolidated financial statements and our report thereon are incorporated by reference in the December 29, 2007 Annual Report on Form 10-K of CVS Caremark Corporation. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule for the fiscal years ended December 30, 2006 and December 31, 2005 as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for the fiscal years ended December 30, 2006 and December 31, 2005.

/s/ KPMG LLP

KPMG LLP

Providence, Rhode Island

February 27, 2007

Schedule II — Valuation and Qualifying Accounts

In millions	Balance at Beginning of Year	Additions Charged to Bad Debt Expense	Write-offs Charged to Allowance	Balance at End of Year
Accounts Receivable — Allowance for Doubtful Accounts:
Fiscal Year Ended December 29, 2007	$73.4	$91.2	$56.8	$107.8
Fiscal Year Ended December 30, 2006	53.2	83.8	63.6	73.4
Fiscal Year Ended December 31, 2005	57.3	49.3	53.4	53.2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CVS CAREMARK CORPORATION

Date: February 27, 2008	By:	/s/ David B. Rickard
David B. Rickard
Executive Vice President, Chief Financial Officer and Chief Administrative Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Edwin M. Banks Edwin M. Banks	Director	February 27, 2008

/s/ C. David Brown II C. David Brown II	Director	February 27, 2008

/s/ David. W. Dorman David W. Dorman	Director	February 27, 2008

/s/ Kristen Gibney Williams Kristen Gibney Williams	Director	February 27, 2008

/s/ Marian L. Heard Marian L. Heard	Director	February 27, 2008

/s/ William H. Joyce William H. Joyce	Director	February 27, 2008

/s/ Jean-Pierre Millon Jean-Pierre Millon	Director	February 27, 2008

/s/ Terrence Murray Terrence Murray	Director	February 27, 2008

/s/ C.A. Lance Piccolo C.A. Lance Piccolo	Director	February 27, 2008

/s/ Paula A. Price Paula A. Price	Senior Vice President – Finance and Controller (Principal Accounting Officer)	February 27, 2008

/s/ David B. Rickard David B. Rickard	Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer)	February 27, 2008

/s/ Sheli Z. Rosenberg Sheli Z. Rosenberg	Director	February 27, 2008

/s/ Thomas M. Ryan Thomas M. Ryan	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2008

/s/ Richard J. Swift Richard J. Swift	Director	February 27, 2008