Form 10-Q
period 2008-03-29
CVS CAREMARK CORP
filed 2008-05-01
CIK 64803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended March 29, 2008

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller Reporting Company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, $0.01 par value, issued and outstanding at April 25, 2008:

1,429,378,000 shares

Part I	Item 1

CVS Caremark Corporation

Consolidated Condensed Statements of Operations

(Unaudited)

	13 Weeks Ended
In millions, except per share amounts	March 29, 2008	March 31, 2007
Net revenues	$21,326.0	$13,188.6
Cost of revenues	17,033.0	9,885.4

Gross profit	4,293.0	3,303.2
Total operating expenses	2,922.9	2,566.7

Operating profit	1,370.1	736.5
Interest expense, net	130.9	63.9

Earnings before income tax provision	1,239.2	672.6
Income tax provision	490.7	263.7

Net earnings	748.5	408.9
Preference dividends, net of income tax benefit	3.5	3.5

Net earnings available to common shareholders	$745.0	$405.4

Basic earnings per common share:
Net earnings	$0.52	$0.45

Weighted average basic common shares outstanding	1,429.8	906.1

Diluted earnings per common share:
Net earnings	$0.51	$0.43

Weighted average diluted common shares outstanding	1,467.7	939.8

Dividends declared per common share	$0.06000	$0.04875

See accompanying notes to consolidated condensed financial statements.

Part I	Item 1

CVS Caremark Corporation

Consolidated Condensed Balance Sheets

(Unaudited)

In millions, except share and per share amounts	March 29, 2008	December 29, 2007
Assets:
Cash and cash equivalents	$818.2	$1,056.6
Short-term investments	—	27.5
Accounts receivable, net	4,623.5	4,579.6
Inventories	7,989.3	8,008.2
Deferred income taxes	342.2	329.4
Other current assets	141.0	148.1

Total current assets	13,914.2	14,149.4
Property and equipment, net	6,021.5	5,852.8
Goodwill	23,922.1	23,922.3
Intangible assets, net	10,344.3	10,429.6
Other assets	364.9	367.8

Total assets	$54,567.0	$54,721.9

Liabilities:
Accounts payable	$3,405.0	$3,593.0
Claims and discounts payable	2,481.3	2,484.3
Accrued expenses	2,504.6	2,556.8
Short-term debt	1,341.9	2,085.0
Current portion of long-term debt	47.3	47.2

Total current liabilities	9,780.1	10,766.3
Long-term debt	8,349.0	8,349.7
Deferred income taxes	3,430.2	3,426.1
Other long-term liabilities	855.9	857.9
Shareholders’ equity:
Preference stock, series one ESOP convertible, par value $1.00: authorized 50,000,000 shares; issued and outstanding 3,752,000 shares at March 29, 2008 and 3,798,000 shares at December 29, 2007	200.6	203.0
Common stock, par value $0.01: authorized 3,200,000,000 shares; issued 1,596,404,000 shares at March 29, 2008 and 1,590,139,000 shares at December 29, 2007	16.0	15.9
Treasury stock, at cost: 165,809,000 shares at March 29, 2008 and 153,682,000 shares at December 29, 2007	(5,854.6)	(5,620.4)
Shares held in trust, 1,700,000 shares at March 29, 2008 and 9,224,000 shares at December 29, 2007	(55.5)	(301.3)
Guaranteed ESOP obligation	(44.5)	(44.5)
Capital surplus	27,019.0	26,831.9
Retained earnings	10,919.7	10,287.0
Accumulated other comprehensive loss	(48.9)	(49.7)

Total shareholders’ equity	32,151.8	31,321.9

Total liabilities and shareholders’ equity	$54,567.0	$54,721.9

See accompanying notes to consolidated condensed financial statements.

Part I	Item 1

CVS Caremark Corporation

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	13 Weeks Ended
In millions	March 29, 2008	March 31, 2007
Cash flows from operating activities:
Cash receipts from revenues	$16,321.6	$12,861.0
Cash paid for inventory	(12,459.8)	(9,486.7)
Cash paid to other suppliers and employees	(2,989.1)	(2,510.0)
Interest received	6.3	7.7
Interest paid	(124.6)	(109.7)
Income taxes paid	(13.6)	(54.6)

Net cash provided by operating activities	740.8	707.7

Cash flows from investing activities:
Additions to property and equipment	(400.3)	(311.9)
Proceeds from sale-leaseback transactions	5.3	9.9
Acquisitions (net of cash acquired) and investments	15.9	(1,975.0)
Sale of short-term investment	27.5	—
Proceeds from sale or disposal of assets	4.8	13.2

Net cash used in investing activities	(346.8)	(2,263.8)

Cash flows from financing activities:
(Reductions in) additions to short-term debt	(743.1)	1,230.1
Dividends paid	(85.9)	(40.3)
Proceeds from exercise of stock options	170.1	56.9
Excess tax benefits from stock based compensation	27.1	7.7
Additions to long-term debt	—	500.0
Reductions in long-term debt	(0.6)	(18.3)

Net cash (used in) provided by financing activities	(632.4)	1,736.1

Net (decrease) increase in cash and cash equivalents	(238.4)	180.0
Cash and cash equivalents at beginning of period	1,056.6	530.7

Cash and cash equivalents at end of period	$818.2	$710.7

Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$748.5	$408.9
Adjustments required to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	299.3	208.8
Stock based compensation	13.2	22.3
Deferred income taxes and other non-cash items	(1.6)	(20.2)
Change in operating assets and liabilities, providing/(requiring) cash, net of effects from acquisitions:
Accounts receivable, net	(43.8)	198.9
Inventories	18.8	130.1
Other current assets	4.1	(20.8)
Other assets	3.1	10.1
Accounts payable and Claims and discounts payable	(190.9)	(188.3)
Accrued expenses	(108.0)	(47.8)
Other long-term liabilities	(1.9)	5.7

Net cash provided by operating activities	$740.8	$707.7

See accompanying notes to consolidated condensed financial statements.

Part I	Item 1

CVS Caremark Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 1

The accompanying consolidated condensed financial statements of CVS Caremark Corporation and its wholly owned subsidiaries (the “Company”) have been prepared, in accordance with the rules and regulations of the Securities and Exchange Commission, without audit. In accordance with such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in Exhibit 13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007 (the “2007 Form 10-K”).

The Company adopted the Emerging Issues Task Force (“EITF”) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” at the beginning of fiscal 2008. EITF No. 06-4 requires the application of the provisions of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS 106”) (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) to endorsement split-dollar life insurance arrangements. SFAS 106 requires us to recognize a liability for the discounted value of the future premium benefits that we will incur through the death of the underlying insureds. The adoption of EITF No. 06-4 did not have a material impact on the Company’s consolidated results of operations, financial position and cash flows.

The Company adopted EITF No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements,” at the beginning of fiscal 2008. EITF No. 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. The adoption of EITF No. 06-10 did not have a material impact on the Company’s consolidated results of operations, financial position and cash flows.

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

Part I	Item 1

CVS Caremark Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 2

Effective March 22, 2007, pursuant to the Agreement and Plan of Merger dated as of November 1, 2006, as amended (the “Merger Agreement”), Caremark Rx, Inc. (“Caremark”) was merged with and into a newly formed subsidiary of CVS Corporation, with the CVS subsidiary continuing as the surviving entity (the “Caremark Merger”). Following the merger, the Company changed its name to CVS Caremark Corporation. The Company believes CVS and Caremark are complementary companies and the combined company can be operated more efficiently than either company could have been operated on its own. The combined company is expected to benefit from its ability to provide efficient cost-management solutions to health plan sponsors and innovative programs to consumers, including expanded choice, improved access and more personalized service.

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

The merger was accounted for using the purchase method of accounting under U.S. Generally Accepted Accounting Principles. Under the purchase method of accounting, CVS Corporation was considered the acquirer of Caremark for accounting purposes and the total purchase price has been allocated to the assets acquired and liabilities assumed from Caremark based on their fair values as of March 22, 2007. Under the purchase method of accounting, the total consideration is approximately $26.9 billion and includes amounts related to Caremark common stock ($23.3 billion), Caremark stock options ($0.6 billion) and the special cash dividend ($3.2 billion), less shares held in trust ($0.3 billion). The consideration associated with the common stock and stock options was based on the average closing price of CVS common stock for the five trading days ending February 14, 2007, which was $32.67 per share. The results of the operations of Caremark have been included in the consolidated statements of operations since March 22, 2007.

The difference between the total purchase price, discussed above, and the amounts allocated to the assets acquired and liabilities assumed, discussed below, was recognized as goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.”

Part I	Item 1

CVS Caremark Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Following is a summary of the assets acquired and liabilities assumed as of March 22, 2007, which was based on information that was available to management at the time the consolidated financial statements were prepared.

Assets Acquired and Liabilities Assumed as of March 22, 2007

In millions
Cash and cash equivalents	$1,293.4
Short-term investments	27.5
Accounts receivable	2,472.7
Inventories	442.3
Deferred tax asset	95.4
Other current assets	31.2

Total current assets	4,362.5
Property and equipment(1)	305.3
Goodwill	20,881.4
Intangible assets (2)	9,319.7
Other assets	67.2

Total assets acquired	34,936.1

Accounts payable	960.8
Claims and discounts payable	2,430.1
Accrued expenses (3)	1,020.0

Total current liabilities	4,410.9
Deferred tax liability	3,581.4
Other long-term liabilities	93.2

Total liabilities assumed	8,085.5

Net assets acquired	$26,850.6

(1)	Property and equipment includes proprietary technology ($108.1 million) with an estimated weighted average life of 3.5 years.

(2)	Intangible assets include customer contracts and relationships ($2.9 billion) with an estimated weighted average life of 14.7 years, favorable leaseholds ($12.7 million) with an estimated weighted average life of 6.2 years, covenants not to compete ($9.0 million) with an estimated average life of 2 years and trade names ($6.4 billion), which are indefinitely lived.

(3)	Accrued expenses include $54.0 million for estimated severance, benefits and outplacement costs for approximately 340 Caremark employees, substantially all of whom had been terminated as of March 29, 2008. As of March 29, 2008, $48.1 million of the liability has been settled with cash payments. The remaining liability will require future cash payments through 2009. Accrued expenses also include $1.5 million for the estimated costs associated with the non-cancelable lease obligation of two locations. As of March 29, 2008, $0.8 million of the liability has been settled with cash payments. The remaining liability will require future cash payments through 2009.

Part I	Item 1

CVS Caremark Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited)

THE FOLLOWING PRO FORMA COMBINED RESULTS OF OPERATIONS HAVE BEEN PROVIDED FOR ILLUSTRATIVE PURPOSES ONLY AND DO NOT PURPORT TO BE INDICATIVE OF THE ACTUAL RESULTS THAT WOULD HAVE BEEN ACHIEVED BY THE COMBINED COMPANIES FOR THE PERIODS PRESENTED OR THAT WILL BE ACHIEVED BY THE COMBINED COMPANY IN THE FUTURE:

13 Weeks Ended
In millions, except per share amounts	March 31, 2007
Pro forma:(1)(2)(3)(4)
Net sales	$20,657.7
Net earnings	639.3

Basic earnings per share	$0.42
Diluted earnings per share	0.41

(1)	The pro forma combined results of operations assume that the Caremark Merger occurred at the beginning of the period presented. These results have been prepared by adjusting the historical results of the Company to include the historical results of Caremark, incremental interest expense and the impact of the purchase price allocation discussed above.

(2)	Inter-company revenues that occur when a Caremark customer uses a CVS/pharmacy retail store to purchase covered merchandise were eliminated. These adjustments had no impact on pro forma net earnings or pro forma earnings per share.

(3)	The pro forma combined results of operations do not include any cost savings that may result from the combination of the Company and Caremark or any estimated costs that will be incurred by the Company to integrate the businesses.

(4)	The pro forma combined results of operations for the thirteen weeks ended March 31, 2007, exclude $80.3 million pre-tax ($48.8 million after-tax) of stock option expense associated with the accelerated vesting of certain Caremark stock options, which vested upon consummation of the merger due to change in control provisions of the underlying Caremark stock option plans. The pro forma combined results for the thirteen weeks ended March 31, 2007 also exclude $42.9 million pre-tax ($26.1 million after-tax) related to change in control payments due upon the consummation of the merger due to change in control provisions in certain Caremark employment agreements. In addition, the pro forma combined results of operations for the thirteen weeks ended March 31, 2007, exclude merger related costs of $92.1 million pre-tax ($67.0 million after-tax), which primarily consist of investment banker fees, legal fees, accounting fees and other merger related costs incurred by Caremark.

Note 3

The Company currently operates two business segments: Retail Pharmacy and Pharmacy Services. The operating segments are businesses of the Company for which separate financial information is available and for which operating results are evaluated on a regular basis by executive management in deciding how to allocate resources and in assessing performance. The Company’s business segments offer different products and services and require distinct technology and marketing strategies.

Part I	Item 1

CVS Caremark Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited)

As of March 29, 2008, the Retail Pharmacy Segment included 6,267 retail drugstores, the Company’s online retail website, CVS.com® and its retail healthcare clinics. The retail drugstores are located in 40 states and the District of Columbia and operate under the CVS® or CVS/pharmacy® name. The retail healthcare clinics utilize nationally recognized medical protocols to diagnose and treat minor health conditions and are staffed by board-certified nurse practitioners and physician assistants. The retail healthcare clinics operate under the MinuteClinic® name and as of March 29, 2008, included 510 clinics located in 25 states, 485 of these clinics are located within the Company’s retail drugstores.

The Pharmacy Services Segment provides a full range of pharmacy benefit management services to employers, managed care providers and other organizations. These services include mail order pharmacy services, specialty pharmacy services, plan design and administration, formulary management and claims processing, as well as providing insurance and reinsurance services in conjunction with prescription drug benefit plans. The specialty pharmacy business focuses on supporting individuals that require complex and expensive drug therapies. Currently, the Pharmacy Services segment operates under the Caremark Pharmacy Services®, Caremark Specialty Pharmacy®, PharmaCare Management Services®, CarePlus Pharmacy® and PharmaCare Pharmacy® names. As of March 29, 2008, the Pharmacy Services Segment included 56 retail specialty drugstores, 19 specialty mail order pharmacies and 7 mail service pharmacies located in 26 states and the District of Columbia.

The Company evaluates segment performance based on net revenue, gross profit and operating profit before the effect of non-recurring charges and gains and certain intersegment activities and charges.

Following is a reconciliation of the Company’s business segments to the consolidated condensed financial statements as of and for the respective periods:

In millions	Retail Pharmacy Segment	Pharmacy Services Segment(1)	Intersegment Eliminations(2)	Consolidated Totals
13 Weeks Ended:
March 29, 2008:
Net revenue	$11,845.6	$10,764.7	$(1,284.3)	$21,326.0
Gross profit	3,505.0	788.0	—	4,293.0
Operating profit	840.1	530.0	—	1,370.1

March 31, 2007:
Net revenue	$11,239.2	$2,110.3	$(160.9)	$13,188.6
Gross profit	3,105.7	197.5	—	3,303.2
Operating profit	625.9	110.6	—	736.5

Total assets:
March 29, 2008	$20,017.8	$34,801.8	$(252.6)	$54,567.0
December 29, 2007	19,962.6	35,015.1	(255.8)	54,721.9

Goodwill:
March 29, 2008	$2,579.9	$21,342.2	$—	$23,922.1
December 29, 2007	2,585.7	21,336.6	—	23,922.3

(1)	Net revenues of the Pharmacy Services Segment include approximately $1,664.9 million and $156.0 million of Retail Co-payments for the thirteen weeks ended March 29, 2008 and March 31, 2007, respectively.

(2)	Intersegment eliminations relate to intersegment revenues that occur when a Pharmacy Services Segment customer uses a Retail Pharmacy Segment store to purchase covered products. When this occurs, both segments record the revenue on a standalone basis.

Part I	Item 1

CVS Caremark Corporation

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

The carrying amount of goodwill was $23.9 billion at March 29, 2008 and December 29, 2007. There has been no impairment of goodwill during the thirteen weeks ended March 29, 2008. The carrying amount of indefinitely-lived assets was $6.4 billion as of March 29, 2008 and December 29, 2007. Intangible assets with finite useful lives are amortized over their estimated useful life.

Following is a summary of the Company’s intangible assets as of the respective balance sheet dates:

	As of March 29, 2008		As of December 29, 2007
In millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks (indefinitely- lived)	$6,398.0	$—	$6,398.0	$—
Customer relationships and Covenants not to compete	4,448.9	(962.8)	4,444.1	(876.9)
Favorable leases and Other	626.8	(166.6)	623.0	(158.6)

	$11,473.7	$(1,129.4)	$11,465.1	$(1,035.5)

The amortization expense related to finite-lived intangible assets for the thirteen week period ended March 29, 2008 was $97.9 million. The anticipated annual amortization expense for these intangible assets is $388.5 million, $374.8 million, $362.5 million, $353.8 million, $335.8 million and $315.8 million in 2008, 2009, 2010, 2011, 2012 and 2013, respectively.

Note 5

Accumulated other comprehensive loss consists of changes in the net actuarial gains and losses associated with pension and other post retirement benefit plans, unrealized losses on derivatives and adjustment to initially apply SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” In accordance with SFAS No. 158, the amount included in accumulated other comprehensive income related to the Company’s pension and post retirement plans was $58.7 million pre-tax ($35.9 million after-tax) as of March 29, 2008 and December 29, 2007. The unrealized loss on derivatives totaled $20.5 million pre-tax ($13.0 million after-tax) and $21.9 million pre-tax ($13.8 million after-tax) as of March 29, 2008 and December 29, 2007, respectively.

Part I	Item 1

CVS Caremark Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Following are the changes in comprehensive income:

	13 Weeks Ended
In millions	March 29, 2008	March 31, 2007
Net earnings, as reported	$748.5	$408.9
Other comprehensive loss:
Reclassification of unrealized loss on derivatives	0.8	0.8

Total comprehensive income, net of taxes	$749.3	$409.7

As of March 29, 2008, the Company had no freestanding derivatives in place.

Note 6

Following are the components of net interest expense:

	13 Weeks Ended
In millions	March 29, 2008	March 31, 2007
Interest expense	$137.2	$71.6
Interest income	(6.3)	(7.7)

Interest expense, net	$130.9	$63.9

Note 7

On November 6, 2007, the Company entered into a $2.3 billion fixed dollar accelerated share repurchase agreement (the “November ASR agreement”) with Lehman Brothers, Inc. (“Lehman”). The November ASR agreement contained provisions that established the minimum and maximum number of shares to be repurchased during the term of the November ASR agreement. Pursuant to the terms of the November ASR agreement, on November 7, 2007, the Company paid $2.3 billion to Lehman in exchange for Lehman delivering 37.2 million shares of common stock to the Company. On November 26, 2007, upon establishment of the minimum number of shares to be repurchased, Lehman delivered an additional 14.4 million shares of common stock to the Company. The aggregate 51.6 million shares of common stock delivered to the Company by Lehman were placed into the Company’s treasury account. The final settlement under the November ASR program occurred on March 28, 2008 and resulted in the Company receiving an additional 5.7 million shares of common stock during the first quarter of 2008, which were placed into the Company’s treasury account upon delivery.

Note 8

As a result of the Caremark Merger, the Company acquired certain grantor trusts, which as of the 2007 fiscal year end held approximately 9.2 million shares of its common stock designated for use under various employee compensation plans. During the thirteen week period ended March 29, 2008, the Company transferred 7.5 million shares of the common stock held by the grantor trusts to the Company’s treasury account. As of March 29, 2008, the grantor trusts held approximately 1.7 million of the Company’s common stock. Since the Company holds the shares in the grantor trusts, they are excluded from the computation of basic and diluted shares outstanding.

Part I	Item 1

CVS Caremark Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 9

Basic earnings per common share is computed by dividing: (i) net earnings, after deducting the after-tax Employee Stock Ownership Plan (“ESOP”) preference dividends, by (ii) the weighted average number of common shares outstanding during the period (the “Basic Shares”).

When computing diluted earnings per common share, the Company assumes that the ESOP preference stock is converted into common stock and all dilutive stock awards are exercised. After the assumed ESOP preference stock conversion, the ESOP Trust would hold common stock rather than ESOP preference stock and would receive common stock dividends ($0.24000 and $0.22875 annually per share in 2008 and 2007, respectively) rather than ESOP preference stock dividends (currently $3.90 annually per share). Since the ESOP Trust uses the dividends it receives to service its debt, the Company would have to increase its contribution to the ESOP Trust to compensate it for the lower dividends. This additional contribution would reduce the Company’s net earnings, which in turn, would reduce the amounts that would have to be accrued under the Company’s incentive compensation plans.

Diluted earnings per common share is computed by dividing: (i) net earnings, after accounting for the difference between the dividends on the ESOP preference stock and common stock and after making adjustments for the incentive compensation plans, by (ii) Basic Shares plus the additional shares that would be issued assuming that all dilutive stock awards are exercised and the ESOP preference stock is converted into common stock. Options to purchase 12.0 million and 7.3 million shares of common stock were outstanding as of March 29, 2008 and March 31, 2007, respectively, but were not included in the calculation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Following is a reconciliation of basic and diluted earnings per common share for the respective periods:

	13 Weeks Ended
In millions, except per share amounts	March 29, 2008	March 31, 2007
Numerator for earnings per common share calculation:
Net earnings	$748.5	$408.9
Preference dividends, net of income tax benefit	(3.5)	(3.5)

Net earnings available to common shareholders, basic	$745.0	$405.4

Net earnings	$748.5	$408.9
Dilutive earnings adjustment	(0.9)	(1.1)

Net earnings available to common shareholders, diluted	$747.6	$407.8

Denominator for earnings per common share calculation:
Weighted average common shares, basic	1,429.8	906.1
Effect of dilutive securities:
ESOP preference stock	17.5	18.3
Stock options	16.9	12.9
Other stock awards	3.5	2.5

Weighted average common shares, diluted	1,467.7	939.8

Basic earnings per common share	$0.52	$0.45

Diluted earnings per common share	$0.51	$0.43

Part I	Item 1

CVS Caremark Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 10

In connection with certain business dispositions completed between 1991 and 1997, the Company continues to guarantee approximately 220 store lease obligations for a number of former subsidiaries, including Bob’s Stores, Linens ‘n Things, Marshalls, Kay-Bee Toys, Wilsons, This End Up and Footstar. Under these guarantees, the respective purchasers are required to indemnify the Company for these obligations. If any of the purchasers were to become insolvent and failed to make the required payments under a store lease, the Company could be required to satisfy these obligations. Linens Holding Co., which operates Linens ‘n Things (“Linens”), recently announced that it is actively seeking to restructure its debt obligations. At the present time, the Company does not know what actions, if any, Linens will take and whether any such actions could require the Company to satisfy any of the Linens store lease obligations. However, the Company believes that any such liability would be unlikely to have a material effect on its financial position or future cash flows.

In December 2007, the Company received a document subpoena from the Office of Inspector General, United States Department of Health and Human Services (OIG), requesting information relating to the processing of Medicaid and other government agency claims on an adjudication platform of AdvancePCS (acquired by Caremark in 2004 and now known as CaremarkPCS, L.L.C.). The Company has initiated discussions with the OIG and with the U.S Department of Justice concerning our government claims processing activities on the two adjudication platforms used by AdvancePCS and one adjudication platform used by PharmaCare. We are also cooperating with the requests for information contained in the document subpoena by producing responsive documents on a rolling basis. We cannot predict with certainty the timing, outcome or consequence of any review of such information.

Caremark’s subsidiary Caremark Inc. (now known as Caremark, L.L.C.) was named in a putative class action lawsuit filed in July 2004, in Tennessee federal court by an individual named Robert Moeckel, purportedly on behalf of the John Morrell Employee Benefits Plan, which was an employee benefit plan sponsored by a former Caremark client. The lawsuit, which sought unspecified damages and injunctive relief, alleged that Caremark Inc. acted as a fiduciary under ERISA and has breached certain alleged fiduciary duties under ERISA. In November 2007, the court granted Caremark Inc.’s motion for partial summary judgment finding that it was not an ERISA fiduciary under the applicable PBM agreements and that the plaintiff may not sustain claims for breach of fiduciary duty. In April 2008, the court entered final judgment in favor of Caremark Inc. and dismissed with prejudice all claims asserted in the case.

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

CVS Caremark Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited)

In 2005, the trial court in the Lauriello case issued an order allowing the Lauriello case to proceed on behalf of the settlement class in the 1999 securities class action. McArthur then sought to intervene in the Lauriello case and to challenge the adequacy of Lauriello as class representative and his lawyers as class counsel. The trial court denied McArthur’s motion to intervene, but the Alabama Supreme Court subsequently ordered the lower court to vacate its prior order on class certification and allow McArthur to intervene. Caremark and the other defendants filed motions to dismiss the complaint in intervention filed by McArthur. In November 2007, the trial court dismissed the attorneys and law firms named as defendants in the McArthur complaint in intervention and denied the motions to dismiss that complaint filed by Caremark and the insurance company defendants. The trial court later denied Lauriello’s motion to dismiss claims asserted against him in McArthur’s complaint in intervention and granted McArthur’s motion to stay proceedings pending his appeal to the Alabama Supreme Court of the decision dismissing the attorneys and law firms as defendants.

The Company has been named in a putative class action lawsuit filed in California state court by Gabe Tong, purportedly on behalf of current and former pharmacists working in the Company’s California stores. The lawsuit alleges that CVS failed to provide pharmacists in the purported class with meal and rest periods or to pay overtime as required under California law. In October 2007, the Company reached a conditional agreement resolving this matter, and in March 2008 the conditional agreement received preliminary court approval. In addition, the Company is party to other employment litigation arising in the normal course of its business, including several purported class action lawsuits pending in the State of California. The Company cannot predict the outcome of any of these employment litigation matters at this time, but none of these matters are expected to be material to the Company.

As previously disclosed, the United States Department of Justice and several state attorneys general investigated whether any civil or criminal violations resulted from certain practices engaged in by CVS and others in the pharmacy industry with regard to dispensing one of two different dosage forms of a generic drug (ranitidine) under circumstances in which some state Medicaid programs at various times reimbursed one dosage form at a different rate from the other. On March 18, 2008, the Company announced that it reached a settlement agreement with the various governmental agencies involved. The settlement called for payment of $36.7 million, plus approximately $800,000 in investigative costs and other fees. The Company also entered into a Corporate Integrity Agreement with the OIG, applicable to the Company’s retail and mail service operations, providing for the maintenance of the Company’s existing compliance program and code of conduct, as well as instituting certain employee training. CVS expressly denied engaging in any wrongful conduct, and agreed to settle the matter in order to defray the distraction, burden and expense of continuing the investigation.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

CVS Caremark Corporation:

We have reviewed the accompanying consolidated condensed balance sheet of CVS Caremark Corporation and subsidiaries as of March 29, 2008, and the related consolidated condensed statement of operations and cash flows for the thirteen week period then ended. These financial statements are the responsibility of the Company’s management. The consolidated condensed balance sheet of CVS Caremark Corporation and subsidiaries as of March 31, 2007, and for the thirteen week period then ended were reviewed by other accountants whose report (dated May 7, 2007) stated that they were not aware of any material modifications that should be made to those statements for them to be in conformity with U.S. generally accepted accounting principles.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements at March 29, 2008, and for the thirteen week period then ended for them to be in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated condensed financial statements, effective December 30, 2007, CVS Caremark Corporation adopted Emerging Issues Task Force (EITF) No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements and EITF No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements.

/s/ Ernst & Young LLP

April 29, 2008

Boston, Massachusetts

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of Our Business

CVS Caremark is the largest provider of prescriptions in the United States. We fill or manage more than one billion prescriptions annually. As a fully integrated pharmacy services company, we drive value for our customers by effectively managing pharmaceutical costs and improving healthcare outcomes through our approximately 6,300 CVS/pharmacy® stores; our pharmacy benefit management, mail order and specialty pharmacy division, Caremark Pharmacy Services®; our retail healthcare clinic subsidiary, MinuteClinic®; and our online pharmacy, CVS.com®.

Today’s healthcare delivery system is rapidly changing. Healthcare is becoming more consumer-centric as the U.S. healthcare system strains to manage growing costs and employers shift more responsibility for managing costs to employees. In addition, an aging population, increasing incidence of chronic disease and increasing utilization of the Medicare drug benefit is fueling demand for prescriptions and pharmacy services. Further, cost-effective generic drugs are becoming more widely available and new drug therapies to treat unmet healthcare needs and reduce hospital stays are being introduced. Consumers require medication management programs and better information to help them get the most out of their healthcare dollars. As a fully integrated pharmacy services company, we are well positioned to provide solutions that address these trends and improve the pharmacy services experience for consumers.

We also strive to improve clinical outcomes, resulting in better control over healthcare costs for employers and health plans. In that regard, we offer a broad spectrum of disease management, health assessment and wellness services to help plan participants manage and protect against potential health risks and avoid future health costs.

Our business is comprised of two operating segments: Retail Pharmacy and Pharmacy Services.

Results of Operations

The following discussion explains the material changes in our results of operations for the thirteen weeks ended March 29, 2008 and March 31, 2007 and the significant developments affecting our financial condition since December 29, 2007. We strongly recommend that you read our audited consolidated financial statements and footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Exhibit 13 to our annual report on Form 10-K for the fiscal year ended December 29, 2007 (the “2007 Form 10-K”) along with this report.

Effective March 22, 2007, we completed our merger with Caremark Rx, Inc. (“Caremark”). Following the merger with Caremark (the “Caremark Merger”), we changed our name to “CVS Caremark Corporation.” Accordingly, our results of operations for the thirteen weeks ended March 31, 2007 include 10 days of post-merger Caremark operations.

First Quarter (Thirteen Weeks Ended March 29, 2008 versus March 31, 2007)

Summary of the Consolidated Financial Results:

	13 Weeks Ended
In millions, except per common share amounts	March 29, 2008	March 31, 2007
Net revenues	$21,326.0	$13,188.6
Gross profit	4,293.0	3,303.2
Total operating expenses	2,922.9	2,566.7

Operating profit	1,370.1	736.5
Interest expense, net	130.9	63.9

Earnings before income tax provision	1,239.2	672.6
Income tax provision	490.7	263.7

Net earnings	$748.5	$408.9

Diluted earnings per common share	$0.51	$0.43

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net revenues increased $8.1 billion during the thirteen weeks ended March 29, 2008 primarily due to the Caremark Merger, which resulted in an increase in Pharmacy Services revenue of $7.9 billion.

Gross profit increased $1.0 billion during the thirteen weeks ended March 29, 2008 due primarily to the Caremark Merger, including benefits resulting from purchasing synergies. In addition, we continued to benefit from the increased utilization of generic drugs (which normally yield a higher gross profit rate than equivalent brand name drugs) in both the Retail Pharmacy and Pharmacy Services segments. However, the increased use of generic drugs has resulted in pressure to decrease reimbursement payments to retail and mail order pharmacies for generic drugs. We expect this trend to continue.

Operating expenses increased $356.2 million during the thirteen weeks ended March 29, 2008. Total operating expense increased primarily due to the Caremark Merger, which resulted in incremental operating expenses, depreciation and amortization related to the intangible assets acquired and merger-related integration costs.

Interest expense, net consisted of the following:

	13 Weeks Ended
In millions	March 29, 2008	March 31, 2007
Interest expense	$137.2	$71.6
Interest income	(6.3)	(7.7)

Interest expense, net	$130.9	$63.9

The increase in interest expense during the thirteen weeks ended March 29, 2008 is due to an increase in our average debt balance, which resulted primarily from the borrowings used to fund the special cash dividend paid to Caremark shareholders and the accelerated share repurchase program that commenced subsequent to the Caremark Merger.

Income tax provision ~ Our effective income tax rate was 39.6% for the thirteen weeks ended March 29, 2008, compared to 39.2% for the thirteen weeks ended March 31, 2007. The increase in our effective income tax rate was principally due to the Caremark Merger.

Net earnings increased $339.6 million or 83.1% to $748.5 million (or $0.51 per diluted share) for the thirteen weeks ended March 29, 2008, compared to $408.9 million (or $0.43 per diluted share) for the thirteen weeks ended March 31, 2007. The increase in net earnings was primarily due to the impact of the Caremark Merger and strong revenues and improved margin rates in the Retail Pharmacy and Pharmacy Services segments.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Segment Analysis

We evaluate segment performance based on net revenues, gross profit and operating profit before the effect of certain intersegment activities and charges. Following is a reconciliation of the Company’s business segments to the consolidated financial statements:

In millions	Retail Pharmacy Segment	Pharmacy Services Segment(1)	Intersegment Eliminations (2)	Consolidated Totals
13 Weeks Ended:
March 29, 2008:
Net revenue	$11,845.6	$10,764.7	$(1,284.3)	$21,326.0
Gross profit	3,505.0	788.0	—	4,293.0
Operating profit	840.1	530.0	—	1,370.1

March 31, 2007:
Net revenue	$11,239.2	$2,110.3	$(160.9)	$13,188.6
Gross profit	3,105.7	197.5	—	3,303.2
Operating profit	625.9	110.6	—	736.5

(1)	Net revenues of the Pharmacy Services Segment include approximately $1,664.9 million and $156.0 million of Retail Co-payments for the thirteen weeks ended March 29, 2008 and March 31, 2007, respectively.

(2)	Intersegment eliminations relate to intersegment revenues that occur when a Pharmacy Services Segment customer uses a Retail Pharmacy Segment store to purchase covered products. When this occurs, both segments record the revenue on a standalone basis.

Retail Pharmacy Segment

The following table summarizes our Retail Pharmacy Segment’s performance for the respective periods:

	13 Weeks Ended
In millions	March 29, 2008	March 31, 2007
Net revenues	$11,845.6	$11,239.2
Gross profit	3,505.0	3,105.7
Gross profit % of net revenues	29.6%	27.6%
Operating expenses	2,664.9	2,479.8
Operating expenses % of net revenues	22.5%	22.1%
Operating profit	840.1	625.9
Operating profit % of net revenues	7.1%	5.6%

Net revenue increase:(1)
Total	5.4%	23.1%
Pharmacy	4.8%	21.3%
Front Store	6.6%	27.1%
Same store revenue increase:(1)
Total	3.9%	7.3%
Pharmacy	3.7%	7.6%
Front Store	4.3%	6.7%
Generic dispensing rate	66.6%	61.7%
Pharmacy % of net revenues	68.2%	68.6%
Third party % of pharmacy revenue	95.4%	94.4%
Retail prescriptions filled	139.5	134.0

(1)	On June 2, 2006, we acquired certain assets and assumed certain liabilities from Albertson’s, Inc. for $4.0 billion. The assets acquired and the liabilities assumed included approximately 700 standalone drugstores and a distribution center located in La Habra, California (collectively, the “Standalone Drug Business”). During the thirteen weeks ended March 31, 2007, total net revenues were significantly affected by the acquisition of the Standalone Drug Business, which increased total net revenues by approximately 14.0%. The sales results of the Standalone Drug Business were not included in same store sales revenue until July 1, 2007.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net revenues ~ As you review our Retail Pharmacy Segment’s performance in this area, we believe you should consider the following important information:

•

Front store revenues were positively impacted by an earlier Easter (March 23rd this year versus April 8th last year), which shifted more holiday sales into the first quarter. We estimate the Easter shift benefited total same store revenues by approximately 35 basis points and front store same store revenues by approximately 115 basis points during the thirteen weeks ended March 29, 2008.

•

As of March 29, 2008, we operated 6,267 retail stores compared to 6,156 retail stores on March 31, 2007. Total net revenues from new stores accounted for approximately 130 basis points of our total net revenue percentage increase for the thirteen weeks ended March 29, 2008 and March 31, 2007.

•

Total net revenues continued to benefit from our active relocation program, which moves existing in-line shopping center stores to larger, more convenient, freestanding locations. Historically, we have achieved significant improvements in customer count and net revenue when we do this. As such, our relocation strategy remains an important component of our overall growth strategy. As of March 29, 2008, approximately 65% of our existing stores were freestanding, compared to approximately 62% at March 31, 2007.

•	During the thirteen weeks ended March 31, 2007, total net revenues were significantly affected by the acquisition of the Standalone Drug Business on June 2, 2006.

•

Pharmacy revenue growth continued to benefit from new market expansions, increased penetration in existing markets, the introduction of a prescription drug benefit under Medicare Part D in 2006, our ability to attract and retain managed care customers and favorable industry trends. These trends include an aging American population; many “baby boomers” are now in their fifties and sixties and are consuming a greater number of prescription drugs. In addition, the increased use of pharmaceuticals as the first line of defense for individual healthcare also contributed to the growing demand for pharmacy services. We believe these favorable industry trends will continue.

•

Pharmacy revenue dollars continue to be negatively impacted in both periods by the conversion of brand named drugs to equivalent generic drugs, which typically have a lower selling price. In addition, our pharmacy growth has also been adversely affected by the growth of the mail order channel, a decline in the number of significant new brand named drug introductions, higher consumer co-payments and co-insurance arrangements and by an increase in the number of over-the-counter remedies that were historically only available by prescription. We may choose not to participate in certain prescription benefit programs that mandate filling maintenance prescriptions through a mail order service facility or that implement pharmacy reimbursement rates that fall below our minimum profitability standards. In the event we elect to, for any reason, withdraw from current programs and/or decide not to participate in future programs, we may not be able to sustain our current rate of sales growth.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross profit, which includes net revenues less the cost of merchandise sold during the reporting period and the related purchasing costs, warehousing costs, delivery costs and actual and estimated inventory losses, as a percentage of net revenues, was 29.6% for the thirteen weeks ended March 29, 2008, compared to 27.6% for the thirteen weeks ended March 31, 2007.

As you review our Retail Pharmacy Segment’s performance in this area, we believe you should consider the following important information:

•

During the thirteen weeks ended March 29, 2008, our pharmacy gross profit rate continued to benefit from an increase in generic drug revenues, which normally yield a higher gross profit rate than equivalent brand name drug revenues. However, the increased use of generic drugs increased the pressure from third party payors to reduce reimbursement payments to retail pharmacies for generic drugs, which reduced the benefit we realized from brand to generic product conversions. We expect this trend to continue.

•

Our pharmacy gross profit rate benefited from a portion of the significant purchasing synergies resulting from the Caremark Merger. We expect the benefit from purchasing synergies to continue to positively impact our pharmacy gross profit rate through fiscal 2008.

•

Sales to customers covered by third party insurance programs have continued to increase and, thus, have become a larger component of our total pharmacy business. On average, our gross profit on third party pharmacy revenues is lower than our gross profit on cash pharmacy revenues. Third party pharmacy revenues were 95.4% of pharmacy revenues during the thirteen weeks ended March 29, 2008, compared to 94.4% of pharmacy revenues during the thirteen weeks ended March 31, 2007. We expect this trend to continue.

•

On February 8, 2006, the President signed into law the Deficit Reduction Act of 2005 (the “DRA”). The DRA seeks to reduce federal spending by altering the Medicaid reimbursement formula for multi-source (i.e., generic) drugs. According to the Congressional Budget Office, retail pharmacies are expected to negotiate with individual states for higher dispensing fees to mitigate the adverse effect of these changes. These changes were scheduled to begin to take effect during the first quarter of 2007 and were expected to result in reduced Medicaid reimbursement rates for retail pharmacies. During 2007, the Centers for Medicare and Medicaid Services (“CMS”) issued a final rule purporting to implement the new reimbursement formula. On December 14, 2007, the U.S. District Court for the District of Columbia preliminarily enjoined CMS from implementing the new rule to the extent such action affects Medicaid reimbursement rates for retail pharmacies. As a result, implementation has been delayed indefinitely. Accordingly, the extent of any reductions and the impact on the Company cannot be determined at this time.

•

Our pharmacy gross profit rates have been adversely affected by the efforts of managed care organizations, pharmacy benefit managers, governmental and other third party payors to reduce their prescription costs. In the event this trend continues, we may not be able to sustain our current rate of revenue growth and gross profit dollars could be adversely impacted.

•

Front store revenues increased as a percentage of total revenues during the thirteen weeks ended March 29, 2008. On average our gross profit on front store revenues is higher than our average gross profit on pharmacy revenues. Pharmacy revenues as a percentage of total revenues were 68.2% for the thirteen weeks ended March 29, 2008, compared to 68.6% for the thirteen weeks ended March 31, 2007.

•	Front store gross profit rate benefited from improved product mix and benefits from our ExtraCare loyalty program.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total operating expenses, which include store and administrative payroll, employee benefits, store and administrative occupancy costs, selling expenses, advertising expenses, administrative expenses and depreciation and amortization expense increased to 22.5% of net revenues during the thirteen weeks ended March 29, 2008, compared to 22.1% of net revenues for the thirteen weeks ended March 31, 2007.

Total operating expenses as a percentage of net revenues increased as a result of declining revenue leverage. The declining revenue leverage is due in part to continued pressure from the sale of generic drugs, which typically have a lower selling price than their brand named equivalents’ selling price and from MinuteClinic operations, which operate at a higher operating expense ratio than the CVS/pharmacy stores.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pharmacy Services Segment

The following table summarizes our Pharmacy Services Segment’s performance for the respective periods:

	13 Weeks Ended
In millions	March 29, 2008	March 31, 2007
As reported:
Net revenues (1)	$10,764.7	$2,110.3
Gross profit	788.0	197.5
Gross profit % of net revenues	7.3%	9.4%
Operating expenses	258.0	86.9
Operating expense % of net revenues	2.4%	4.1%
Operating profit	530.0	110.6
Operating profit % of net revenues	4.9%	5.2%
Net revenues:
Mail service	$3,647.1	$1,209.7
Retail network	7,023.8	885.9
Other	93.8	14.7
Comparable Financial Information: (2)
Net revenues	$10,764.7	$10,520.9
Gross profit	788.0	758.0
Gross profit % of net revenues	7.3%	7.2%
Operating expenses	258.0	467.1
Less merger and integration costs(3)	(10.4)	(215.2)
Comparable operating expenses	247.6	251.9
Comparable operating expense % of net revenues	2.3%	2.4%
Comparable operating profit	540.4	506.1
Comparable operating profit % of net revenues	5.0%	4.8%
Net revenues:
Mail service	$3,647.1	$4,164.9
Retail network	7,023.8	6,273.5
Other	93.8	82.5
Pharmacy claims processed:
Total	156.8	152.4
Mail service	15.3	18.6
Retail network	141.5	133.8
Generic dispensing rate:
Total	64.1%	58.3%
Mail service	52.8%	45.8%
Retail network	65.2%	59.9%
Mail order penetration rate	23.1%	28.2%

(1)	Effective September 1, 2007, we converted a number of the PharmaCare retail pharmacy network contracts to the Caremark contract structure, which resulted in those contracts being accounted for using the gross method. This change caused total net revenues to increase by approximately $710.5 million during the thirteen weeks ended March 29, 2008.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(2)	The Comparable Financial Information combines the historical Pharmacy Services Segment results of CVS and Caremark assuming the Caremark Merger and any adjustments to the estimated assets acquired and liabilities assumed as of March 22, 2007 occurred at the beginning of the period ended March 31, 2007. Accordingly, the comparable results include incremental depreciation and amortization resulting from the fixed and intangible assets recorded in connection with the Caremark Merger and exclude merger-related expenses and integration costs. The comparable financial information, which is used by management to assess year-to-year performance, has been provided for illustrative purposes only and does not purport to be indicative of the actual results that would have been achieved by the combined business segment for the periods presented or that will be achieved by the combined business segment in the future.

(3)	Merger and integration costs for the thirteen weeks ended March 29, 2008 primarily consist of severance and retention costs. Merger and integration costs for the thirteen weeks ended March 31, 2007, include $80.3 million of stock option expense associated with the accelerated vesting of certain Caremark stock options, which vested upon consummation of the merger due to change in control provisions of the underlying Caremark stock option plans, $42.9 million of change in control payments due upon the consummation of the merger due to change in control provisions in certain Caremark employment agreements and merger-related costs of $92.1 million. Merger-related costs include $43.8 million of investment banker fees, $32.8 million of legal and accounting fees and $15.5 million of other merger-related costs incurred by Caremark

Net revenues ~ As you review our Pharmacy Services Segment’s revenue performance, we believe you should consider the following important information:

•

The Caremark Merger significantly affected net revenues during the thirteen weeks ended March 29, 2008. The inclusion of 91 days of Caremark’s operations during the thirteen weeks ended March 29, 2008, compared to only 10 days during the thirteen weeks ended March 31, 2007 caused net revenues to increase approximately $7.9 billion during 2008.

•

The Pharmacy Services Segment recognizes revenues for its national retail pharmacy network transactions based on individual contract terms. In accordance with Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, (“EITF 99-19”), Caremark’s contracts are predominantly accounted for using the gross method whereas, prior to September 2007, PharmaCare’s contracts were accounted for using the net method. Effective September 1, 2007, we converted a number of the PharmaCare retail pharmacy network contracts to the Caremark contract structure, which resulted in those contracts being accounted for using the gross method. As a result, net revenues increased by approximately $710.5 million during the thirteen weeks ended March 29, 2008.

•

Changes in mail service and retail network revenue are primarily impacted by changes in pharmacy claims processed, drug cost inflation, customer and claims mix, customer pricing and generic dispensing rates. Increases in generic dispensing rates have the effect of reducing total net revenues. Our business model is built around the alignment of our financial interests with those of our customers and their participants by making the use of prescription drugs safer and more affordable. Our clients and their participants benefit from the lower cost of generic drugs. Our net revenues are reduced as generic dispensing rates increase, however, our gross profit and gross profit margins generally increase with the corresponding increase in generic dispensing rates since generic drug revenues normally yield a higher gross profit rate than equivalent brand name drug revenues.

•

During the thirteen weeks ended March 29, 2008, mail service claims processed decreased to 15.3 million claims, or 17.7%, compared to 18.6 million claims in the thirteen weeks ended March 31, 2007, on a comparable basis. Mail service claims decreased primarily due to the termination of the Federal Employees Health Benefit Plan (“FEP”) mail contract on December 31, 2007. Our average revenue per mail service claim increased by 6.4%. Average revenue per mail service claim was impacted primarily by claims mix, generic dispensing rates and drug inflation. Specialty mail service claims, which have significantly higher average net revenues per claim, increased our average mail service revenue per claim by 8.4%. This increase was primarily attributable to an increase in the percentage of total mail service claims represented by specialty mail service claims and drug cost inflation.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our average revenue per mail service claim, excluding specialty mail service claims, decreased 2.0%. This decrease was primarily attributable to an increase in the percentage of generic drugs dispensed. Mail service generic dispensing rates increased to 52.8% for the thirteen weeks ended March 29, 2008, compared to 45.8% for the thirteen weeks ended March 31, 2007, on a comparable basis. The 700 basis point increase in generic dispensing rate was primarily attributable to new generic drug introductions during 2007 and the thirteen weeks ended March 29, 2008, as well as our continued efforts to encourage plan participants to utilize generic drugs when available. In addition, the termination of the FEP mail contract resulted in a 100 basis point increase in the mail service generic dispensing rate.

•

During the thirteen weeks ended March 29, 2008, on a comparable basis, retail network claims processed increased to 141.5 million claims, compared to 133.8 million for the thirteen weeks ended March 31, 2007. Average revenue per retail network claim processed increased by 5.9%. The $710.5 million change in revenue recognition for PharmaCare contracts previously discussed increased our average revenue per retail network claim processed by approximately 10.7%. In addition, our average revenue per retail network claim processed decreased approximately 4.8% primarily due to customer and claims mix and an increase in the percentage of generic drugs dispensed offset by drug cost inflation. Our retail network generic dispensing rate increased to 65.2% in the thirteen weeks ended March 29, 2008, compared to 59.9% during the thirteen weeks ended March 31, 2007, on a comparable basis. The 530 basis point increase in generic dispensing rate was comparable to that in our mail service claims excluding the effect of the FEP mail contract and is attributable to the same industry dynamics. We anticipate that our generic dispensing rates will increase in future periods; however, the magnitude of the increases will be determined by new generic drug introductions and our efforts to encourage plan participants to utilize generic drugs when available.

Gross profit includes net revenues less cost of revenues. Cost of revenues includes the cost of pharmaceuticals dispensed, either directly through our mail service and specialty retail pharmacies or indirectly through our national retail pharmacy network, shipping and handling costs and the operating costs of our mail service pharmacies, customer service operations and related information technology support. Gross profit as a percentage of revenues was 7.3% for the thirteen weeks ended March 29, 2008, compared to 9.4% for the thirteen weeks ended March 31, 2007.

During the thirteen weeks ended March 29, 2008, the Caremark Merger significantly affected our gross profit. As you review our Pharmacy Services Segment’s performance in this area, we believe you should consider the following important information:

•

As discussed above, our national retail network contracts are reviewed on an individual basis to determine if the revenues should be accounted for using the gross or net method under applicable accounting rules. Under these rules the majority of Caremark’s national retail network contracts are accounted for using the gross method, resulting in increased revenues, increased cost of revenues and lower gross profit rates. Accordingly, the conversion of PharmaCare contracts to the Caremark contract structure, effective September 2007, also resulted in increased revenues, increased cost of revenues and lower gross profit margins. During the thirteen weeks ended March 29, 2008, our gross profit rate was negatively impacted by the recording of PharmaCare contracts on a gross basis. The recording of these revenues on a gross basis did not impact the actual gross profit amount; however, it did decrease the gross profit percentage.

•

During the thirteen weeks ended March 29, 2008, our gross profit as a percentage of total net revenues was 7.3%, compared to 7.2% during the thirteen weeks ended March 31, 2007, on a comparable basis. During the thirteen weeks ended March 29, 2008, our gross profit rate benefited from a portion of the significant purchasing synergies resulting from the Caremark Merger. We expect the benefit from purchasing synergies to continue to positively impact our pharmacy gross profit rate through the remainder of fiscal 2008.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

•

Our gross profit rate benefited from an increase in our generic dispensing rates. Total generic dispensing rates increased to 64.1% for the thirteen weeks ended March 29, 2008, compared to 58.3% for the thirteen weeks ended March 31, 2007, on a comparable basis. As previously discussed, our net revenues are reduced as generic dispensing rates increase, however, our gross profit and gross profit margins generally increase with the corresponding increase in generic dispensing rates. However, the increased use of generic drugs is increasing the pressure from clients to reduce pharmacy reimbursement payments for generic drugs. We anticipate that our generic dispensing rates will increase in future periods which benefits our customers, plan participants and our financial performance. However, our gross profits are continually impacted by our ability to profitably retain our existing customers and win new business, and maintain and enhance our drug purchase discounts from manufacturers, wholesalers and retail pharmacies.

Total operating expenses, which include selling, general and administrative expenses (including integration and other related expenses), depreciation and amortization related to selling, general and administrative activities and retail specialty pharmacy store and administrative payroll, employee benefits and occupancy costs decreased to 2.4% of net revenues during the thirteen weeks ended March 29, 2008, compared to 4.1% during the thirteen weeks ended March 31, 2007.

As you review our Pharmacy Services Segment’s performance in this area, we believe you should consider the following important information:

•

During the thirteen weeks ended March 29, 2008, the Caremark Merger significantly affected our operating expenses. Total operating expenses for the thirteen weeks ended March 29, 2008 include $10.4 million of integration and other related expenses and $49.6 million of incremental amortization expense resulting from the intangible assets recorded in connection with the Caremark Merger. Please see Note 2 to the consolidated condensed financial statements for additional information regarding the Caremark Merger.

•

On a comparable basis, during the thirteen weeks ended March 29, 2008, total operating expenses decreased 1.7% to $247.6 million or 2.3% of net revenue, compared to $251.9 million or 2.4% of net revenue during the thirteen weeks ended March 31, 2007. Comparable results exclude merger-related expense and integration costs and for the thirteen weeks ended March 31, 2007 include incremental depreciation and amortization resulting from the intangible assets recorded in connection with the Caremark Merger.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

We anticipate that cash flows from operations, supplemented by short-term commercial paper and long-term borrowings, will continue to fund the future growth of our business.

Net cash provided by operating activities increased to $740.8 million during the thirteen weeks ended March 29, 2008, compared to $707.7 million during the thirteen weeks ended March 31, 2007. The increase in net cash provided by operations during the thirteen weeks ended March 29, 2008, primarily resulted from increased cash receipts from revenues in part due to the Caremark Merger.

Net cash used in investing activities decreased to $346.8 million during the thirteen weeks ended March 29, 2008, compared to $2.3 billion during the thirteen weeks ended March 31, 2007. The decrease in net cash used in investing activities was due to less acquisition activity during 2008 as 2007 included the Caremark Merger. Gross capital expenditures totaled $400.3 million during the thirteen weeks ended March 29, 2008, compared to $311.9 million in the thirteen weeks ended March 31, 2007. The majority of the cash used for capital expenditures in both reporting periods supported the Retail Pharmacy Segment’s real estate development program.

During the thirteen weeks ended March 29, 2008, we opened 41 new retail pharmacy stores; closed 19 retail pharmacy stores, 2 mail order pharmacies and 1 specialty mail order pharmacy. In addition, the Company relocated 53 retail pharmacy stores and 1 specialty pharmacy store. For the remainder of 2008, we plan to open 200-225 new or relocated retail pharmacy stores.

Net cash used in financing activities was $632.4 million during the thirteen weeks ended March 29, 2008, compared to net cash provided by financing activities of $1.7 billion during the thirteen weeks ended March 31, 2007. Net cash used in financing activities was related to the payment of commercial paper during the thirteen weeks ended March 29, 2008. Net cash provided by financing activities during the thirteen weeks ended March 31, 2007 was primarily due to increased short-term borrowings to fund the Caremark Merger.

We had $1.3 billion of commercial paper outstanding at a weighted average interest rate of 3.1% as of March 29, 2008. In connection with our commercial paper program, we maintain a $675 million, five-year unsecured back-up credit facility, which expires on June 11, 2009, a $675 million, five-year unsecured back-up credit facility, which expires on June 2, 2010, a $1.4 billion, five-year unsecured back-up credit facility, which expires on May 12, 2011 and a $1.3 billion, five-year unsecured back-up credit facility, which expires on March 12, 2012. The credit facilities allow for borrowings at various rates that are dependent in part on our public debt rating. As of March 29, 2008, we had no outstanding borrowings against the credit facilities.

On May 9, 2007, our Board of Directors authorized a share repurchase program for up to $5.0 billion of our outstanding common stock. The share repurchase program was completed during 2007 through a $2.5 billion fixed dollar accelerated share repurchase agreement (the “May ASR agreement”), under which final settlement occurred in October 2007 and resulted in the repurchase of 67.5 million shares of common stock; an open market repurchase program, which concluded in November 2007 and resulted in 5.3 million shares of common stock being repurchased for $211.9 million; and a $2.3 billion dollar fixed accelerated share repurchase agreement (the “November ASR agreement”), which resulted in an initial 51.6 million shares of common stock being purchased and placed into our treasury account as of December 29, 2007. The final settlement under the November ASR agreement occurred on March 28, 2008 and resulted in us receiving an additional 5.7 million shares of common stock, which were placed into our treasury account as of March 29, 2008. We will continue to evaluate alternatives for optimizing our capital structure on an ongoing basis.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our credit facilities, unsecured senior notes and Enhanced Capital Advantaged Preferred Securities contain customary restrictive financial and operating covenants. These covenants do not include a requirement for the acceleration of our debt maturities in the event of a downgrade in our credit rating. We do not believe the restrictions contained in these covenants materially affect our financial or operating flexibility.

As of March 29, 2008, our long-term debt was rated “Baa2” by Moody’s and “BBB+” by Standard & Poor’s, and our commercial paper program was rated “P-2” by Moody’s and “A-2” by Standard & Poor’s. Upon completion of the Caremark Merger in March 2007, Standard & Poor’s raised the Company’s credit watch outlook from negative to stable. On May 21, 2007, Moody’s also raised the Company’s credit watch from negative to stable. In assessing our credit strength, we believe that both Moody’s and Standard & Poor’s considered, among other things, our capital structure and financial policies as well as our consolidated balance sheet, our acquisition of the Standalone Drug Business, the Caremark Merger and other financial information. Although we currently believe our long-term debt ratings will remain investment grade, we cannot guarantee the future actions of Moody’s and/or Standard & Poor’s. Our debt ratings have a direct impact on our future borrowing costs, access to capital markets and new store operating lease costs.

Off-Balance Sheet Arrangements

In connection with certain business dispositions completed between 1991 and 1997, we continue to guarantee approximately 220 store lease obligations for a number of former subsidiaries, including Bob’s Stores, Linens ‘n Things, Marshalls, Kay-Bee Toys, Wilsons, This End Up and Footstar. Under these guarantees, the respective purchasers are required to indemnify us for these obligations. If any of the purchasers were to become insolvent and failed to make the required payments under a store lease, the Company could be required to satisfy these obligations. Linens Holding Co., which operates Linens ‘n Things (“Linens”), recently announced that it is actively seeking to restructure its debt obligations. At the present time, the Company does not know what actions, if any, Linens will take and whether any such actions could require the Company to satisfy any of the Linens store lease obligations. However, the Company believes that any such liability would be unlikely to have a material effect on its financial position or future cash flows.

We refer you to the “Notes to Consolidated Financial Statements” on page 61 of our Annual Report to Stockholders included as Exhibit 13 to our 2007 Form 10-K for a detailed discussion of these guarantees.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

While we believe that the historical experience, current trends and other factors considered support the preparation of our consolidated condensed financial statements in conformity with generally accepted accounting principles, actual results could differ from our estimates and such differences could be material. Please read our 2007 Form 10-K for a complete discussion of all of our significant accounting policies. We believe the following accounting policies include a higher degree of judgment and/or complexity and, thus, are considered to be critical accounting policies. The critical accounting policies discussed below are applicable to both of our business segments. We have discussed the development and selection of our critical accounting policies with the Audit Committee of our Board of Directors and the Audit Committee has reviewed our disclosures relating to them.

Goodwill and Intangible Assets

We account for goodwill and intangible assets in accordance with SFAS No. 141, “Business Combinations,” SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Identifiable intangible assets consist primarily of trademarks, customer contracts and relationships, favorable and unfavorable leases and covenants not to compete. These intangible assets arise primarily from the allocation of the purchase price of businesses acquired to identifiable intangible assets based on their respective fair market values at the date of acquisition. Amounts assigned to identifiable intangible assets, and their related useful lives, are derived from established valuation techniques and management estimates. Goodwill represents the excess of amounts paid for acquisitions over the fair market value of the net identifiable assets acquired.

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

Our long-lived asset impairment loss calculation contains uncertainty since we must use judgment to estimate each asset group’s future sales, profitability and cash flows. When preparing these estimates, we consider historical results and current operating trends and our consolidated sales, profitability and cash flow results and forecasts. These estimates can be affected by a number of factors including, but not limited to, general economic conditions, efforts of third party organizations to reduce their prescription drug costs and/or increased member co-payments, the continued efforts of competitors to gain market share and consumer spending patterns.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our indefinitely-lived intangible asset impairment loss calculation contains uncertainty since we must use judgment to estimate the fair value based on the assumption that in lieu of ownership of an intangible asset, the Company would be willing to pay a royalty in order to utilize the benefits of the asset. Value is estimated by discounting the hypothetical royalty payments to their present value over the estimated economic life of the asset. These estimates can be affected by a number of factors including, but not limited to, general economic conditions, availability of market information as well as the profitability of the Company.

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

The carrying value of goodwill and intangible assets covered by this critical accounting policy was $34.3 billion as of March 29, 2008. We did not record any impairment losses related to goodwill or intangible assets during 2008, 2007 or 2006. Although we believe we have sufficient current and historical information available to us to test for impairment, it is possible that actual cash flows could differ from the estimated cash flows used in our impairment tests. Due to the nature of the uncertainties discussed above, we cannot determine a reasonably likely change.

We have not made any material changes in the methodologies utilized to test the carrying values of goodwill and intangible assets for impairment during the past three years.

Closed Store Lease Liability

We account for closed store lease termination costs in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” subsequent to its adoption in 2003. As such, when a leased store is closed, we record a liability for the estimated present value of the remaining obligation under the non-cancelable lease, which includes future real estate taxes, common area maintenance and other charges, if applicable. The liability is reduced by estimated future sublease income.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our total closed store lease liability covered by this critical accounting policy was $429.4 million as of March 29, 2008. This amount is net of $253.2 million of estimated sublease income that is subject to the uncertainties discussed above. Although we believe we have sufficient current and historical information available to us to record reasonable estimates for sublease income, it is possible that actual results could differ. In order to help you assess the risk, if any, associated with the uncertainties discussed above, a ten percent (10%) pre-tax change in our estimated sublease income, which we believe is a reasonably likely change, would increase or decrease our total closed store lease liability by about $25.3 million as of March 29, 2008.

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

The estimate of our self-insurance liability contains uncertainty since we must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. When estimating our self-insurance liability, we consider a number of factors, which include, but are not limited to, historical claim experience, demographic factors and severity factors. On a quarterly basis, we review our assumptions to determine if our self-insurance liability is adequate as it relates to our general liability, workers’ compensation and auto liability. Similar reviews are conducted semi-annually to determine that our self insurance liability is adequate for our health and medical liability.

Our total self-insurance liability covered by this critical accounting policy was $343.8 million as of March 29, 2008. Although we believe we have sufficient current and historical information available to us to record reasonable estimates for our self-insurance liability, it is possible that actual results could differ. In order to help you assess the risk, if any, associated with the uncertainties discussed above, a ten percent (10%) pre-tax change in our estimate for our self-insurance liability, which we believe is a reasonably likely change, would increase or decrease our self-insurance liability by about $34.4 million as of March 29, 2008.

We have not made any material changes in the accounting methodology used to establish our self-insurance liability during the past three years.

Inventory

Our inventory is stated at the lower of cost or market on a first-in, first-out basis using the retail method of accounting to determine cost of sales and inventory in our stores, average cost to determine cost of sales and inventory in our mail service and specialty pharmacies and the cost method of accounting to determine inventory in our distribution centers. Under the retail method, inventory is stated at cost, which is determined by applying a cost-to-retail ratio to the ending retail value of our inventory. Since the retail value of our inventory is adjusted on a regular basis to reflect current market conditions, our carrying value should approximate the lower of cost or market. In addition, we reduce the value of our ending inventory for estimated inventory losses that have occurred during the interim period between physical inventory counts. Physical inventory counts are taken on a regular basis in each location (other than in six distribution centers, which perform a continuous cycle count process to validate the inventory balance on hand) to ensure that the amounts reflected in the consolidated financial statements are properly stated.

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

Our total reserve for estimated inventory losses covered by this critical accounting policy was $174.8 million as of March 29, 2008. Although we believe we have sufficient current and historical information available to us to record reasonable estimates for estimated inventory losses, it is possible that actual results could differ. In order to help you assess the aggregate risk, if any, associated with the uncertainties discussed above, a ten percent (10%) pre-tax change in our estimated inventory losses, which we believe is a reasonably likely change, would increase or decrease our total reserve for estimated inventory losses by about $17.5 million as of March 29, 2008.

We have not made any material changes in the accounting methodology used to establish our inventory loss reserves during the past three years. Although we believe that the estimates discussed above are reasonable and the related calculations conform to generally accepted accounting principles, actual results could differ from our estimates, and such differences could be material.

Recent Accounting Pronouncements

We adopted the Emerging Issues Task Force (“EITF”) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”, at the beginning of fiscal 2008. EITF No. 06-4 requires the application of the provisions of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS 106”) (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) to endorsement split-dollar life insurance arrangements. SFAS 106 requires us to recognize a liability for the discounted value of the future premium benefits that we will incur through the death of the underlying insureds. The adoption of EITF No. 06-4 did not have a material impact on our consolidated results of operations, financial position and cash flows.

We adopted EITF Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements”, at the beginning of fiscal 2008. EITF No. 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. The adoption of EITF No. 06-10 did not have a material impact on our consolidated results of operations, financial position and cash flows.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The forward-looking statements are and will be based upon management’s then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. By their nature, all forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including but not limited to:

•

Our ability to realize the incremental revenues, synergies and other benefits from the Caremark Merger as expected, and to successfully integrate the Caremark businesses in accordance with the expected timing;

•

The continued efforts of health maintenance organizations, managed care organizations, pharmacy benefit management companies and other third party payors to reduce prescription drug costs and pharmacy reimbursement rates, particularly with respect to generic pharmaceuticals;

•	The possibility of client loss and/or the failure to win new client business;

•	The frequency and rate of introduction of successful new prescription drugs as well as generic alternatives to existing brand drugs;

•

The effect on our Pharmacy Services business of a declining margin environment attributable to increased competition in the pharmacy benefit management industry and increased client demands for lower prices, enhanced service offerings and/or higher service levels;

•	Risks related to our inability to earn and retain purchase discounts and/or rebates from pharmaceutical manufacturers at current levels;

•	Risks regarding the impact of the Medicare prescription drug benefit on our business;

•	Risks related to the change in industry pricing benchmarks that could adversely affect our financial performance;

•	Increased competition from other drugstore chains, supermarkets, discount retailers, membership clubs and Internet companies, as well as changes in consumer preferences or loyalties;

•	Litigation, legislative and regulatory risks associated with our business or the retail pharmacy business and/or pharmacy benefit management industry generally;

•

The risks relating to changes in laws and regulations, including changes in accounting standards and taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations);

•

The risks relating to adverse developments in the healthcare or pharmaceutical industry generally, including, but not limited to, developments in any investigation related to the pharmaceutical industry that may be conducted by any governmental authority;

•

The strength of the economy in general or the markets we serve, which may impact consumer purchasing power, preferences and/or spending patterns, our ability to attract, hire and retain suitable pharmacists, management, and other employees, our ability to establish effective advertising, marketing and promotional programs, our ability to obtain necessary financing on acceptable terms and our ability to secure suitable store locations under acceptable terms; and

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

Part I

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 29, 2008, the Company had no derivative financial instruments or derivative commodity instruments in place and believes that its exposure to market risk associated with other financial instruments, principally interest rate risk inherent in its debt portfolio is not material.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of March 29, 2008, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that occurred during the first quarter ended March 29, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II	Item 1

Legal Proceedings

1.	In December 2007, the Company received a document subpoena from the Office of Inspector General, United States Department of Health and Human Services (OIG), requesting information relating to the processing of Medicaid and other government agency claims on an adjudication platform of AdvancePCS (acquired by Caremark in 2004 and now known as CaremarkPCS, L.L.C.). The Company has initiated discussions with the OIG and with the U.S Department of Justice concerning our government claims processing activities on the two adjudication platforms used by AdvancePCS and one adjudication platform used by PharmaCare. We are also cooperating with the requests for information contained in the document subpoena by producing responsive documents on a rolling basis. We cannot predict with certainty the timing, outcome or consequence of any review of such information.

2.	Caremark’s subsidiary Caremark Inc. (now known as Caremark, L.L.C.) was named in a putative class action lawsuit filed in July 2004, in Tennessee federal court by an individual named Robert Moeckel, purportedly on behalf of the John Morrell Employee Benefits Plan, which was an employee benefit plan sponsored by a former Caremark client. The lawsuit, which sought unspecified damages and injunctive relief, alleged that Caremark Inc. acted as a fiduciary under ERISA and has breached certain alleged fiduciary duties under ERISA. In November 2007, the court granted Caremark Inc.’s motion for partial summary judgment finding that it was not an ERISA fiduciary under the applicable PBM agreements and that the plaintiff may not sustain claims for breach of fiduciary duty. In April 2008, the court entered final judgment in favor of Caremark Inc. and dismissed with prejudice all claims asserted in the case.

3.	Caremark was named in a putative class action lawsuit filed on October 22, 2003 in Alabama state court by John Lauriello, purportedly on behalf of participants in the 1999 settlement of various securities class action and derivative lawsuits against Caremark and others. Other defendants include insurance companies that provided coverage to Caremark with respect to the settled lawsuits. The Lauriello lawsuit seeks approximately $3.2 billion in compensatory damages plus other non-specified damages based on allegations that the amount of insurance coverage available for the settled lawsuits was misrepresented and suppressed. A similar lawsuit was filed on November 5, 2003, by Frank McArthur, also in Alabama state court, naming as defendants Caremark, several insurance companies, attorneys and law firms involved in the 1999 settlement. This lawsuit was subsequently stayed by the court as a later-filed class action.

In 2005, the trial court in the Lauriello case issued an order allowing the Lauriello case to proceed on behalf of the settlement class in the 1999 securities class action. McArthur then sought to intervene in the Lauriello case and to challenge the adequacy of Lauriello as class representative and his lawyers as class counsel. The trial court denied McArthur’s motion to intervene, but the Alabama Supreme Court subsequently ordered the lower court to vacate its prior order on class certification and allow McArthur to intervene. Caremark and the other defendants filed motions to dismiss the complaint in intervention filed by McArthur. In November 2007, the trial court dismissed the attorneys and law firms named as defendants in the McArthur complaint in intervention and denied the motions to dismiss that complaint filed by Caremark and the insurance company defendants. The trial court later denied Lauriello’s motion to dismiss claims asserted against him in McArthur’s complaint in intervention and granted McArthur’s motion to stay proceedings pending his appeal to the Alabama Supreme Court of the decision dismissing the attorneys and law firms as defendants.

Part II	Item 1

Legal Proceedings

4.	The Company has been named in a putative class action lawsuit filed in California state court by Gabe Tong, purportedly on behalf of current and former pharmacists working in the Company’s California stores. The lawsuit alleges that CVS failed to provide pharmacists in the purported class with meal and rest periods or to pay overtime as required under California law. In October 2007, the Company reached a conditional agreement resolving this matter, and in March 2008 the conditional agreement received preliminary court approval. In addition, the Company is party to other employment litigation arising in the normal course of its business, including several purported class action lawsuits pending in the State of California. The Company cannot predict the outcome of any of these employment litigation matters at this time, but none of these matters are expected to be material to the Company.

5.	As previously disclosed, the United States Department of Justice and several state attorneys general investigated whether any civil or criminal violations resulted from certain practices engaged in by CVS and others in the pharmacy industry with regard to dispensing one of two different dosage forms of a generic drug (ranitidine) under circumstances in which some state Medicaid programs at various times reimbursed one dosage form at a different rate from the other. On March 18, 2008, the Company announced that it reached a settlement agreement with the various governmental agencies involved. The settlement called for payment of $36.7 million, plus approximately $800,000 in investigative costs and other fees. The Company also entered into a Corporate Integrity Agreement with the OIG, applicable to the Company’s retail and mail service operations, providing for the maintenance of the Company’s existing compliance program and code of conduct, as well as instituting certain employee training. CVS expressly denied engaging in any wrongful conduct, and agreed to settle the matter in order to defray the distraction, burden and expense of continuing the investigation.

6.	The Company is also a party to other litigation arising in the normal course of its business, none of which is expected to be material to the Company. The Company can give no assurance, however, that our operating results and financial condition will not be materially adversely affected, or that we will not be required to materially change our business practices, based on: (i) future enactment of new healthcare or other laws or regulations; (ii) the interpretation or application of existing laws or regulations, as they may relate to our business or the pharmacy services industry; (iii) pending or future federal or state governmental investigations of our business or the pharmacy services industry; (iv) institution of government enforcement actions against us; (v) adverse developments in any pending qui tam lawsuit against us, whether sealed or unsealed, or in any future qui tam lawsuit that may be filed against us; or (vi) adverse developments in other pending or future legal proceedings against us or affecting the pharmacy services industry.

Part II	Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table presents the total number of shares purchased during the first quarter of 2008, the average price paid per share, the number of shares that were purchased as part of a publicly announced tender offer and a separate, subsequent repurchase program, and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to the $5.0 billion repurchase program.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 30, 2007 through January 26, 2008	—	—	—	—
January 27, 2008 through February 23, 2008	—	—	—	—
February 24, 2008 through March 29, 2008	5,674,640	$39.95	5,674,640	—

(1)	On November 6, 2007, the Company entered into a $2.3 billion fixed dollar accelerated share repurchase agreement (the “November ASR agreement”) with Lehman Brothers, Inc. (“Lehman”). The November ASR agreement contained provisions that established the minimum and maximum number of shares to be repurchased during the term of the November ASR agreement. Pursuant to the terms of the November ASR agreement, on November 7, 2007, the Company paid $2.3 billion to Lehman in exchange for Lehman delivering 37.2 million shares of common stock to the Company. On November 26, 2007, upon establishment of the minimum number of shares to be repurchased, Lehman delivered an additional 14.4 million shares of common stock to the Company. The aggregate 51.6 million shares of common stock delivered to the Company by Lehman were placed into the Company’s treasury account. The final settlement under the November ASR program occurred on March 28, 2008 and resulted in the Company receiving an additional 5.7 million shares of common stock during the first quarter of 2008, which were placed into the Company’s treasury account upon delivery.

Part II	Item 6

Exhibits

Item 6.	Exhibits

Exhibits:

3.1	Amended and Restated Certificate of Incorporation of the Registrant [incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (Commission File No. 001-01011)].

3.1A	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective May 13, 1998 [incorporated by reference to Exhibit 4.1A to Registrant’s Registration Statement No. 333-52055 on Form S-3/A dated May 18, 1998].

3.1B	Certificate of Amendment to the Amended and Restated Certificate of Incorporation [incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated March 22, 2007 (Commission File No. 001-01011)].

3.1C	Certificate of Merger dated May 9, 2007 [incorporated by reference to Exhibit 3.1C to Registrant’s Quarterly Report on Form 10-Q dated November 1, 2007 (Commission File No. 001-01011)].

3.2	By-laws of the Registrant, as amended and restated [incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated February 5, 2008 (Commission File No. 001-01011)].

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

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
May 1, 2008