Form 10-Q
period 2008-06-28
CVS CAREMARK CORP
filed 2008-07-31
CIK 64803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended June 28, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, $0.01 par value, issued and outstanding at July 28, 2008:

1,435,184,000 shares

Part I	Item 1

CVS Caremark Corporation

Consolidated Condensed Statements of Operations

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(In millions, except per share amounts)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net revenues	$21,140.3	$20,703.3	$42,466.3	$33,891.9
Cost of revenues	16,767.1	16,544.8	33,800.1	26,430.2

Gross profit	4,373.2	4,158.5	8,666.2	7,461.7
Operating expenses	2,895.1	2,848.7	5,818.0	5,415.4

Operating profit	1,478.1	1,309.8	2,848.2	2,046.3
Interest expense, net	114.7	105.9	245.6	169.8

Earnings from continuing operations before income tax provision	1,363.4	1,203.9	2,602.6	1,876.5
Income tax provision	539.9	480.3	1,030.6	744.0

Earnings from continuing operations	823.5	723.6	1,572.0	1,132.5
Loss from discontinued operations, net of tax benefit of $30.1 million	(48.7)	—	(48.7)	—

Net earnings	774.8	723.6	1,523.3	1,132.5
Preference dividends, net of income tax benefit	3.6	3.5	7.1	7.0

Net earnings available to common shareholders	$771.2	$720.1	$1,516.2	$1,125.5

Basic earnings per common share:
Earnings from continuing operations	$0.57	$0.48	$1.09	$0.94
Loss from discontinued operations	(0.03)	—	(0.03)	—

Net earnings	$0.54	$0.48	$1.06	$0.94

Weighted average basic common shares outstanding	1,431.8	1,492.4	1,430.8	1,199.2

Diluted earnings per common share:
Earnings from continuing operations	$0.56	$0.47	$1.07	$0.91
Loss from discontinued operations	(0.03)	—	(0.03)	—

Net earnings	$0.53	$0.47	$1.04	$0.91
Weighted average diluted common shares outstanding	1,468.7	1,542.5	1,468.5	1,241.4

Dividends declared per common share	$0.06000	$0.06000	$0.12000	$0.10875

See accompanying notes to consolidated condensed financial statements (unaudited).

Part I	Item 1

CVS Caremark Corporation

Consolidated Condensed Balance Sheets

(Unaudited)

(In millions, except share and per share amounts)	June 28, 2008	December 29, 2007
Assets:
Cash and cash equivalents	$615.7	$1,056.6
Short-term investments	—	27.5
Accounts receivable, net	4,457.7	4,579.6
Inventories	8,001.4	8,008.2
Deferred income taxes	360.4	329.4
Other current assets	170.2	148.1

Total current assets	13,605.4	14,149.4
Property and equipment, net	6,305.1	5,852.8
Goodwill	23,926.0	23,922.3
Intangible assets, net	10,271.2	10,429.6
Other assets	359.3	367.8

Total assets	$54,467.0	$54,721.9

Liabilities:
Accounts payable	$3,287.0	$3,593.0
Claims and discounts payable	2,245.6	2,484.3
Accrued expenses	2,250.9	2,556.8
Short-term debt	980.0	2,085.0
Current portion of long-term debt	47.3	47.2

Total current liabilities	8,810.8	10,766.3
Long-term debt	8,348.3	8,349.7
Deferred income taxes	3,437.7	3,426.1
Other long-term liabilities	860.0	857.9
Shareholders’ equity:
Preference stock, series one ESOP convertible, par value $1.00: authorized 50,000,000 shares; issued and outstanding 3,702,000 shares at June 28, 2008 and 3,798,000 shares at December 29, 2007	197.9	203.0
Common stock, par value $0.01: authorized 3,200,000,000 shares; issued 1,601,670,000 shares at June 28, 2008 and 1,590,139,000 shares at December 29, 2007	16.0	15.9
Treasury stock, at cost: 166,130,000 shares at June 28, 2008 and 153,682,000 shares at December 29, 2007	(5,869.6)	(5,620.4)
Shares held in trust, 1,700,000 shares at June 28, 2008 and 9,224,000 shares at December 29, 2008	(55.5)	(301.3)
Guaranteed ESOP obligation	(44.5)	(44.5)
Capital surplus	27,205.6	26,831.9
Retained earnings	11,608.3	10,287.0
Accumulated other comprehensive loss	(48.0)	(49.7)

Total shareholders’ equity	33,010.2	31,321.9

Total liabilities and shareholders’ equity	$54,467.0	$54,721.9

See accompanying notes to consolidated condensed financial statements (unaudited).

Part I	Item 1

CVS Caremark Corporation

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	26 Weeks Ended
(In millions)	June 28, 2008	June 30, 2007
Cash flows from operating activities:
Cash receipts from revenues	$30,803.6	$28,614.2
Cash paid for inventory	(22,428.1)	(21,836.9)
Cash paid to other suppliers and employees	(5,938.5)	(4,447.7)
Interest received	10.1	15.6
Interest paid	(267.1)	(201.2)
Income taxes paid	(787.9)	(716.8)

Net cash provided by operating activities	1,392.1	1,427.2

Cash flows from investing activities:
Additions to property and equipment	(955.3)	(778.0)
Proceeds from sale-leaseback transactions	69.6	23.7
Acquisitions (net of cash acquired) and other investments	(14.0)	(1,941.3)
Sale/(purchase) of short-term investments	27.5	(96.0)
Proceeds from sale or disposal of assets	9.5	86.1

Net cash used in investing activities	(862.7)	(2,705.5)

Cash flows from financing activities:
Reductions in short-term debt	(1,105.0)	(1,182.3)
Dividends paid	(172.1)	(132.4)
Proceeds from exercise of stock options	278.9	231.3
Excess tax benefits from stock based compensation	52.2	30.1
Additions to long-term debt	—	6,000.0
Reductions in long-term debt	(1.3)	(520.6)
Repurchase of common stock	(23.0)	(2,866.2)

Net cash (used in)/provided by financing activities	(970.3)	1,559.9

Net (decrease)/increase in cash and cash equivalents	(440.9)	281.6
Cash and cash equivalents at beginning of period	1,056.6	530.7

Cash and cash equivalents at end of period	$615.7	$812.3

Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$1,523.3	$1,132.5
Adjustments required to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	609.3	516.8
Stock based compensation	35.4	47.0
Deferred income taxes and other non-cash items	(8.1)	(5.3)
Change in operating assets and liabilities, providing/(requiring) cash, net of effects from acquisitions:
Accounts receivable, net	121.9	566.5
Inventories	6.9	(190.9)
Other current assets	(30.3)	(19.9)
Other assets	10.3	(13.1)
Accounts payable and Claims and discounts payable	(544.6)	(291.0)
Accrued expenses	(334.6)	(335.1)
Other long-term liabilities	2.6	19.7

Net cash provided by operating activities	$1,392.1	$1,427.2

See accompanying notes to consolidated condensed financial statements (unaudited).

Part I	Item 1

CVS Caremark Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 1

The accompanying consolidated condensed financial statements of CVS Caremark Corporation and its wholly-owned subsidiaries (the “Company”) have been prepared, in accordance with the rules and regulations of the Securities and Exchange Commission, without audit. In accordance with such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in Exhibit 13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007 (the “2007 Form 10-K”).

The Company adopted Emerging Issues Task Force (“EITF”) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” at the beginning of fiscal 2008. EITF No. 06-4 requires the application of the provisions of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS 106”) (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) to endorsement split-dollar life insurance arrangements. SFAS 106 requires us to recognize a liability for the discounted value of the future premium benefits that we will incur through the death of the underlying insureds. The adoption of EITF No. 06-4 did not have a material impact on the Company’s consolidated results of operations, financial position and cash flows.

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

Note 2

In connection with certain business dispositions completed between 1991 and 1997, the Company continues to guarantee approximately 220 store lease obligations for a number of former subsidiaries, including Linens ‘n Things. On May 2, 2008, Linens Holding Co., which operates Linens ‘n Things, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The loss from discontinued operations includes $78.8 million of lease-related costs ($48.7 million net of a $30.1 million income tax benefit), which the Company believes it may be required to satisfy pursuant to the lease guarantees. These amounts, which will change as more information becomes available, were calculated in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Please see Note 12 to the consolidated condensed financial statements for further information regarding the Company’s lease guarantees.

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

The merger was accounted for using the purchase method of accounting under U.S. Generally Accepted Accounting Principles. Under the purchase method of accounting, CVS Corporation was considered the acquirer of Caremark for accounting purposes and the total purchase price has been allocated to the assets acquired and liabilities assumed from Caremark based on their fair values as of March 22, 2007. The difference between the total purchase price and the amounts allocated to the assets acquired and liabilities assumed, discussed below, was recognized as goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.”

Following is a summary of the assets acquired and liabilities assumed as of March 22, 2007.

Assets Acquired and Liabilities Assumed as of March 22, 2007

(In millions)
Cash and cash equivalents	$1,293.4
Short-term investments	27.5
Accounts receivable	2,472.7
Inventories	442.3
Deferred tax asset	95.4
Other current assets	31.2

Total current assets	4,362.5
Property and equipment (1)	305.3
Goodwill	20,881.4
Intangible assets (2)	9,319.7
Other assets	67.2

Total assets acquired	34,936.1

Accounts payable	960.8
Claims and discounts payable	2,430.1
Accrued expenses (3)	1,020.0

Total current liabilities	4,410.9
Deferred tax liability	3,581.4
Other long-term liabilities	93.2

Total liabilities assumed	8,085.5

Net assets acquired	$26,850.6

Part I	Item 1

CVS Caremark Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited)

(1)	Property and equipment includes proprietary technology ($108.1 million) with an estimated weighted average life of 3.5 years.

(2)	Intangible assets include customer contracts and relationships ($2.9 billion) with an estimated weighted average life of 14.7 years, favorable leaseholds ($12.7 million) with an estimated weighted average life of 6.2 years, covenants not to compete ($9.0 million) with an estimated average life of 2 years and trade names ($6.4 billion), which are indefinitely lived.

(3)	Accrued expenses include $54.0 million for estimated severance, benefits and outplacement costs for approximately 340 Caremark employees, substantially all of whom had been terminated as of June 28, 2008. As of June 28, 2008, $48.9 million of the liability has been settled with cash payments. The remaining liability will require future cash payments through 2009. Accrued expenses also include $1.5 million for the estimated costs associated with the non-cancelable lease obligation of two locations. As of June 28, 2008, $1.0 million of the liability has been settled with cash payments. The remaining liability will require future cash payments through 2009.

THE FOLLOWING PRO FORMA COMBINED RESULTS OF OPERATIONS HAVE BEEN PROVIDED FOR ILLUSTRATIVE PURPOSES ONLY AND DO NOT PURPORT TO BE INDICATIVE OF THE ACTUAL RESULTS THAT WOULD HAVE BEEN ACHIEVED BY THE COMBINED COMPANY FOR THE PERIODS PRESENTED OR THAT WILL BE ACHIEVED BY THE COMBINED COMPANY IN THE FUTURE:

26 Weeks Ended
(In millions, except per share amounts)	June 30, 2007
Pro forma:
Net revenues	$41,361.0
Net earnings	1,386.0

Basic earnings per share	$0.91
Diluted earnings per share	0.89

(1)	The pro forma combined results of operations assume that the Caremark Merger occurred at the beginning of the period presented. These results have been prepared by adjusting the historical results of the Company to include the historical results of Caremark, incremental interest expense and the impact of the purchase price allocation discussed above.

(2)	Inter-company revenues that occur when a Caremark customer uses a CVS/pharmacy retail store to purchase covered merchandise were eliminated. These adjustments had no impact on pro forma net earnings or pro forma earnings per share.

(3)	The pro forma combined results of operations do not include any cost savings that may result from the combination of the Company and Caremark or any estimated costs that will be incurred by the Company to integrate the businesses.

(4)	The pro forma combined results of operations for the twenty-six weeks ended June 30, 2007, exclude $80.3 million pre-tax ($48.4 million after-tax) of stock option expense associated with the accelerated vesting of certain Caremark stock options, which vested upon consummation of the merger due to change–in-control provisions of the underlying Caremark stock option plans. The pro forma combined results for the twenty-six weeks ended June 30, 2007 also exclude $42.9 million pre-tax ($25.9 million after-tax) related to change in control payments due upon the consummation of the merger due to change-in-control provisions in certain Caremark employment agreements. In addition, the pro forma combined results of operations for the twenty-six weeks ended June 30, 2007, exclude merger related costs of $110.9 million pre-tax ($78.0 million after-tax), which primarily consist of investment banker fees, legal fees, accounting fees and other merger related costs incurred by Caremark.

Part I	Item 1

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

On May 7, 2008, the Company’s Board of Directors authorized, effective May 21, 2008, a share repurchase program for up to $2.0 billion of outstanding common stock. The specific timing and amount of repurchases will vary based on market conditions and other factors. During the second quarter ended June 28, 2008, the Company repurchased 0.6 million shares of common stock for $23.0 million. The shares were placed into the Company’s treasury account upon delivery. The stock repurchase program may be modified, extended or terminated by the Board of Directors at any time.

Note 5

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

As of June 28, 2008, the Retail Pharmacy Segment included 6,308 retail drugstores, the Company’s online retail website, CVS.com® and its retail healthcare clinics. The retail drugstores are located in 40 states and the District of Columbia and operate under the CVS® or CVS/pharmacy® name. The retail healthcare clinics utilize nationally recognized medical protocols to diagnose and treat minor health conditions and are staffed by board-certified nurse practitioners and physician assistants. The retail healthcare clinics operate under the MinuteClinic® name and as of June 28, 2008, included 516 clinics located in 25 states, 495 of these clinics are located within the Company’s retail drugstores.

The Pharmacy Services Segment provides a full range of pharmacy benefit management services to employers, managed care providers and other organizations. These services include mail order pharmacy services, specialty pharmacy services, plan design and administration, formulary management and claims processing, as well as providing insurance and reinsurance services in conjunction with prescription drug benefit plans. The specialty pharmacy business focuses on supporting individuals that require complex and expensive drug therapies. Currently, the Pharmacy Services segment operates under the Caremark Pharmacy Services®, Caremark Specialty Pharmacy®, CarePlus Pharmacy®, PharmaCare Management Services®, and PharmaCare Pharmacy® names. As of June 28, 2008, the Pharmacy Services Segment included 56 retail specialty drugstores, 19 specialty mail order pharmacies and 7 mail service pharmacies located in 26 states and the District of Columbia.

Part I	Item 1

CVS Caremark Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited)

The Company evaluates segment performance based on net revenues, gross profit and operating profit before the effect of discontinued operations and certain intersegment activities and charges.

Following is a reconciliation of the Company’s business segments to the accompanying consolidated condensed financial statements:

(In millions)	Retail Pharmacy Segment	Pharmacy Services Segment(1)	Intersegment Eliminations(2)	Consolidated Totals
13 weeks ended:
June 28, 2008:
Net revenues	$11,770.8	$10,656.8	$(1,287.3)	$21,140.3
Gross profit	3,523.3	849.9	—	4,373.2
Operating profit	864.0	614.1	—	1,478.1
June 30, 2007:
Net revenues	$11,249.7	$10,554.1	$(1,100.5)	$20,703.3
Gross profit	3,295.7	862.8	—	4,158.5
Operating profit	727.8	582.0	—	1,309.8

26 weeks ended:
June 28, 2008:
Net revenues	$23,616.4	$21,421.5	$(2,571.6)	$42,466.3
Gross profit	7,028.3	1,637.9	—	8,666.2
Operating profit	1,704.1	1,144.1	—	2,848.2
June 30, 2007:
Net revenues	$22,488.9	$12,664.4	$(1,261.4)	$33,891.9
Gross profit	6,401.4	1,060.3	—	7,461.7
Operating profit	1,353.7	692.6	—	2,046.3

Total assets:
June 28, 2008	$20,223.8	$34,497.4	$(254.2)	$54,467.0
December 29, 2007	19,962.6	35,015.1	(255.8)	54,721.9

Goodwill:
June 28, 2008	$2,585.4	$21,340.6	$—	$23,926.0
December 29, 2007	2,585.7	21,336.6	—	23,922.3

(1)	Net revenues of the Pharmacy Services Segment include approximately $1,540.2 million and $1,412.1 million of Retail Co-payments for the thirteen weeks ended June 28, 2008 and June 30, 2007, respectively. Net revenues of the Pharmacy Services Segment include approximately $3,205.1 million and $1,568.1 million of Retail Co-payments for the twenty- six weeks ended June 28, 2008 and June 30, 2007, respectively.

(2)	Intersegment eliminations relate to intersegment revenues and accounts receivables that occur when a Pharmacy Services Segment customer uses a Retail Pharmacy Segment store to purchase covered products. When this occurs, both segments record the revenue on a stand-alone basis.

Part I	Item 1

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

The carrying amount of goodwill was $23.9 billion at June 28, 2008 and December 29, 2007. There has been no impairment of goodwill during the twenty-six weeks ended June 28, 2008. The carrying amount of indefinitely-lived assets was $6.4 billion as of June 28, 2008 and December 29, 2007. Intangible assets with finite useful lives are amortized over their estimated useful life.

Following is a summary of the Company’s intangible assets as of the respective balance sheet dates:

	As of June 28, 2008		As of December 29, 2007
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks (indefinitely- lived)	$6,398.0	$—	$6,398.0	$—
Customer relationships and Covenants not to compete	4,471.4	(1,050.8)	4,444.1	(876.9)
Favorable leases and Other	628.6	(176.0)	623.0	(158.6)

	$11,498.0	$(1,226.8)	$11,465.1	$(1,035.5)

The amortization expense related to finite-lived intangible assets for the thirteen and twenty-six weeks ended June 28, 2008 was $97.8 million and $195.7 million, respectively. The anticipated annual amortization expense for these intangible assets is $390.5 million, $372.4 million, $365.5 million, $356.3 million, $338.1 million and $317.9 million in 2008, 2009, 2010, 2011, 2012 and 2013, respectively.

Note 7

Accumulated other comprehensive loss consists of changes in the net actuarial gains and losses associated with pension and other post retirement benefit plans, unrealized losses on derivatives and adjustment to initially apply SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. In accordance with SFAS No. 158, the amount included in accumulated other comprehensive income related to the Company’s pension and post retirement plans was $58.7 million pre-tax ($35.9 million after-tax) as of June 28, 2008 and December 29, 2007. The unrealized loss on derivatives totaled $19.2 million pre-tax ($12.1 million after-tax) and $21.9 million pre-tax ($13.8 million after-tax) as of June 28, 2008 and December 29, 2007, respectively.

Part I	Item 1

CVS Caremark Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Following are the changes in comprehensive income:

	13 weeks ended		26 weeks ended
(In millions)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net earnings, as reported	$774.8	$723.6	$1,523.3	$1,132.5
Other comprehensive loss:
Reclassification of unrealized loss on derivatives, net of taxes	0.8	0.8	1.7	1.6

Total comprehensive income, net of taxes	$775.6	$724.4	$1,525.0	$1,134.1

As of June 28, 2008, the Company had no freestanding derivatives in place.

Note 8

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). Compensation expense related to stock options, which includes the 1999 Employee Stock Purchase Plan (“1999 ESPP”) and the 2007 Employee Stock Purchase Plan (“2007 ESPP”) and collectively (the “ESPP”) for the thirteen and twenty-six weeks ended June 28, 2008 totaled $27.1 million and $47.8 million, respectively. Compensation expense related to stock options for the thirteen and twenty-six weeks ended June 30, 2007 totaled $22.2 million and $35.3 million, respectively. Compensation expense related to restricted stock awards for the thirteen and twenty-six weeks ended June 28, 2008, totaled $6.9 million and $14.0 million, respectively, compared to $5.5 million and $15.7 million for the thirteen and twenty-six weeks ended June 30, 2007. During the thirteen weeks ended June 28, 2008, the Company granted 12.1 million stock options with a weighted average fair value of $8.67 under the Company’s 1997 Incentive Compensation Plan. In accordance with SFAS 123(R), compensation expense is recognized on a straight-line basis over the employee’s vesting period or to the employee’s retirement eligible date, if earlier.

Note 9

Following are the components of net interest expense:

	13 weeks ended		26 weeks ended
(In millions)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Interest expense	$118.5	$113.8	$255.7	$185.4
Interest income	(3.8)	(7.9)	(10.1)	(15.6)

Interest expense, net	$114.7	$105.9	$245.6	$169.8

Note 10

As a result of the Caremark Merger, the Company acquired certain grantor trusts, which as of the 2007 fiscal year end held approximately 9.2 million shares of its common stock designated for use under various employee compensation plans. During the twenty-six week period ended June 28, 2008, the Company transferred 7.5 million shares of the common stock held by the grantor trusts to the Company’s treasury account. As of June 28, 2008, the grantor trusts held approximately 1.7 million of the Company’s common stock. Since the Company holds the shares in the grantor trusts, they are excluded from the computation of basic and diluted shares outstanding.

Part I	Item 1

CVS Caremark Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 11

Basic earnings per common share is computed by dividing: (i) net earnings, after deducting the after-tax Employee Stock Ownership Plan (“ESOP”) preference dividends, by (ii) the weighted average number of common shares outstanding during the period (the “Basic Shares”).

When computing diluted earnings per common share, the Company assumes the ESOP preference stock is converted into common stock and all dilutive stock awards are exercised. After the assumed ESOP preference stock conversion, the ESOP Trust would hold common stock rather than ESOP preference stock and would receive common stock dividends ($0.25800 and $0.22875 annually per share in 2008 and 2007, respectively) rather than ESOP preference stock dividends (currently $3.90 annually per share). Since the ESOP Trust uses the dividends it receives to service its debt, the Company would have to increase its contribution to the ESOP Trust to compensate it for the lower dividends. This additional contribution would reduce the Company’s net earnings, which in turn, would reduce the amounts that would have to be accrued under the Company’s incentive compensation plans.

Diluted earnings per common share is computed by dividing: (i) net earnings, after accounting for the difference between the dividends on the ESOP preference stock and common stock and after making adjustments for the incentive compensation plans, by (ii) Basic Shares plus the additional shares that would be issued assuming that all dilutive stock awards are exercised and the ESOP preference stock is converted into common stock. Options to purchase 13.2 million and 7.3 million shares of common stock were outstanding but were not included in the calculation of diluted earnings per share for the thirteen and twenty-six weeks ended June 28, 2008, respectively, because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Similarly, options to purchase 13.2 million and 7.6 million shares of common stock were outstanding but were not included in the calculation of diluted earnings per share for the thirteen and twenty-six weeks ended June 30, 2007, respectively.

Part I	Item 1

CVS Caremark Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Following is a reconciliation of basic and diluted earnings per common share for the respective periods:

	13 weeks ended		26 weeks ended
(In millions, except per share amounts)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Numerator for earnings per common share calculation:
Earnings from continuing operations	$823.5	$723.6	$1,572.0	$1,132.5
Preference dividends, net of income tax benefit	(3.6)	(3.5)	(7.1)	(7.0)

Earnings from continuing operations available to common shareholders, basic	819.9	720.1	1,564.9	1,125.5

Loss from discontinued operations, net of income tax benefit	(48.7)	—	(48.7)	—

Net earnings available to common shareholders, basic	$771.2	$720.1	$1,516.2	$1,125.5

Earnings from continuing operations	$823.5	$723.6	$1,572.0	$1,132.5
Dilutive earnings adjustments	(1.0)	(0.8)	(1.9)	(1.9)

Earnings from continuing operations available to common shareholders, diluted	822.5	722.8	1,570.1	1,130.6

Loss from discontinued operations, net of income tax benefit	(48.7)	—	(48.7)	—

Net earnings available to common shareholders, diluted	$773.8	$722.8	$1,521.4	$1,130.6

Denominator for earnings per common share calculation:
Weighted average common shares, basic	1,431.8	1,492.4	1,430.8	1,199.2
Effect of dilutive securities:
Restricted stock units	4.1	3.1	4.1	3.2
ESOP preference stock	17.2	18.1	17.4	18.2
Stock options	15.6	28.9	16.2	20.8

Weighted average common shares, diluted	1,468.7	1,542.5	1,468.5	1,241.4

Basic earnings per common share:
Earnings from continuing operations	$0.57	$0.48	$1.09	$0.94
Loss from discontinued operations	(0.03)	—	(0.03)	—

Net earnings	$0.54	$0.48	$1.06	$0.94

Diluted earnings per common share:
Earnings from continuing operations	$0.56	$0.47	$1.07	$0.91
Loss from discontinued operations	(0.03)	—	(0.03)	—

Net earnings	$0.53	$0.47	$1.04	$0.91

Part I	Item 1

CVS Caremark Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 12

Between 1991 and 1997, the Company sold or spun off a number of subsidiaries, including Bob’s Stores, Linens ’n Things, Marshalls, Kay-Bee Toys, This End Up and Footstar, which were classified as discontinued operations. In many cases, when a former subsidiary leased a store, the Company provided a guarantee of the store’s lease obligations. When the subsidiaries were disposed of, the Company’s guarantees remained in place, although each initial purchaser has indemnified the Company for any lease obligations the Company was required to satisfy. If any of the purchasers or any of the former subsidiaries were to become insolvent and failed to make the required payments under a store lease, the Company could be required to satisfy these obligations. As of December 29, 2007, the Company guaranteed approximately 220 such store leases, with the maximum remaining lease term extending through 2022. Assuming that each respective purchaser became insolvent and the Company was required to assume all of these lease obligations, management estimates that the Company could settle the obligations for approximately $325 to $375 million as of December 29, 2007. Management believes the ultimate disposition of any of the guarantees will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or future cash flows. Please see Note 2 to the consolidated condensed financial statements for further information regarding the Company’s guarantee of Linens ‘n Things’ store lease obligations.

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

CVS Caremark Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited)

A stipulation of settlement was entered into by the parties on July 5, 2007, which provided, among other things, that (i) the plaintiffs will dismiss the case and release the defendants from claims asserted in the action, (ii) a temporary restraining order issued by the court in March 2007 will be vacated, (iii) defendants will agree to maintain for at least four years a number of corporate governance provisions relating to the granting, exercise and disclosure of stock option awards and (iv) the defendants will not oppose plaintiffs’ petition for an award of attorneys’ fees and expenses not to exceed $7.5 million. As part of the settlement, the defendants specifically denied any liability or wrongdoing with respect to all claims alleged in the litigation, including claims relating to stock option backdating, and acknowledged that they entered into the settlement solely to avoid the distraction, burden and expense of the pending litigation. On July 14, 2008, the settlement was approved by the trial court.

The Rhode Island Attorney General’s Office, the Rhode Island Ethics Commission, and the United States Attorney’s Office for the District of Rhode Island have been investigating the business relationships between certain former members of the Rhode Island General Assembly and various Rhode Island companies, including Roger Williams Medical Center, Blue Cross & Blue Shield of Rhode Island and CVS. In connection with the investigation of these business relationships, a former state senator was criminally charged in 2005 by federal and state authorities and has pled guilty to those charges, and a former state representative was criminally charged in October 2007 by federal authorities and has pled guilty to those charges. In January 2007, two CVS employees on administrative leave from the Company were indicted on federal charges relating to their involvement in entering into a $12,000 per year consulting agreement with the former state senator eight years ago. In May 2008, after a jury trial, both employees were acquitted of all charges. CVS will continue to cooperate fully in this investigation, the timing and outcome of which cannot be predicted with certainty at this time.

Caremark’s subsidiary Caremark, Inc. (now known as Caremark, L.L.C.) is a defendant in a qui tam lawsuit initially filed by a relator on behalf of various state and federal government agencies in Texas federal court in 1999. The case was unsealed in May 2005. The case seeks money damages and alleges that Caremark’s processing of Medicaid and certain other government claims on behalf of its clients violates applicable federal or state false claims acts and fraud statutes. The U.S. Department of Justice and the States of Texas, Tennessee, Florida, Arkansas, Louisiana and California intervened in the lawsuit, but Tennessee and Florida withdrew from the lawsuit in August 2006 and May 2007, respectively. A phased approach to discovery is ongoing. The parties have filed cross motions for partial summary judgment, argued those motions before the court and final rulings are pending.

Caremark was named in a putative class action lawsuit filed on October 22, 2003 in Alabama state court by John Lauriello, purportedly on behalf of participants in the 1999 settlement of various securities class action and derivative lawsuits against Caremark and others. Other defendants include insurance companies that provided coverage to Caremark with respect to the settled lawsuits. The Lauriello lawsuit seeks approximately $3.2 billion in compensatory damages plus other non-specified damages based on allegations that the amount of insurance coverage available for the settled lawsuits was misrepresented and suppressed. A similar lawsuit was filed on November 5, 2003, by Frank McArthur, also in Alabama state court, naming as defendants Caremark, several insurance companies, attorneys and law firms involved in the 1999 settlement. This lawsuit was subsequently stayed by the court as a later-filed class action. McArthur sought to intervene in the Lauriello action, and proceedings are currently stayed pending an appeal by McArthur of certain rulings relating to his complaint in intervention.

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

Caremark and its subsidiaries Caremark Inc. (now known as Caremark, L.L.C.) and AdvancePCS (now known as CaremarkPCS, L.L.C.) have been named in a putative class action lawsuit filed in March 2003 in a California state court by an individual named Robert Irwin, purportedly on behalf of California members of non-ERISA health plans and/or all California taxpayers. The lawsuit, which also names other PBMs as defendants, alleges violations of California’s unfair competition laws and challenges alleged business practices of PBMs, including practices relating to pricing, rebates, formulary management, data utilization and accounting and administrative processes. Discovery in the case is ongoing.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

CVS Caremark Corporation:

We have reviewed the accompanying consolidated condensed balance sheet of CVS Caremark Corporation and subsidiaries as of June 28, 2008, and the related consolidated condensed statement of operations and cash flows for the thirteen and twenty-six week periods then ended. These financial statements are the responsibility of the Company’s management. The consolidated condensed balance sheet of CVS Caremark Corporation and subsidiaries as of June 30, 2007, and for the thirteen and twenty-six week periods then ended were reviewed by other accountants whose report (dated August 6, 2007) stated that they were not aware of any material modifications that should be made to those statements for them to be in conformity with U.S. generally accepted accounting principles.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements at June 28, 2008, and for the thirteen and twenty-six week periods then ended for them to be in conformity with U.S. generally accepted accounting principles.

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

July 28, 2008

Boston, Massachusetts

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of Our Business

CVS Caremark is the largest provider of prescriptions in the United States. We fill or manage more than one billion prescriptions annually. As a fully integrated pharmacy services company, we drive value for our customers by effectively managing pharmaceutical costs and improving healthcare outcomes through our over 6,300 CVS/pharmacy® stores; our pharmacy benefit management, mail order and specialty pharmacy division, Caremark Pharmacy Services®; our retail healthcare clinic subsidiary, MinuteClinic®; and our online pharmacy, CVS.com®.

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

Results of Operations

The following discussion explains the material changes in our results of operations for the thirteen and twenty-six weeks ended June 28, 2008 and June 30, 2007 and the significant developments affecting our financial condition since December 29, 2007. We strongly recommend that you read our audited consolidated financial statements and footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Exhibit 13 to our annual report on Form 10-K for the fiscal year ended December 29, 2007 (the “2007 Form 10-K”) along with this report.

Effective March 22, 2007, we completed our merger with Caremark Rx, Inc. (“Caremark”). Following the merger with Caremark (the “Caremark Merger”), we changed our name to “CVS Caremark Corporation.” Accordingly, our results of operations for the thirteen and twenty-six weeks ended June 30, 2007 include 91 and 101 days, respectively, of post-merger Caremark operations.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Second Quarter (Thirteen and Twenty-Six Weeks Ended June 28, 2008 and June 30, 2007)

Summary of the Consolidated Financial Results:

	13 weeks ended		26 weeks ended
(In millions, except per share amounts)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net revenues	$21,140.3	$20,703.3	$42,466.3	$33,891.9
Gross profit	4,373.2	4,158.5	8,666.2	7,461.7
Operating expenses	2,895.1	2,848.7	5,818.0	5,415.4

Operating profit	1,478.1	1,309.8	2,848.2	2,046.3
Interest expense, net	114.7	105.9	245.6	169.8

Earnings from continuing operations before income tax provision	1,363.4	1,203.9	2,602.6	1,876.5
Income tax provision	539.9	480.3	1,030.6	744.0

Earnings from continuing operations	823.5	723.6	1,572.0	1,132.5
Loss from discontinued operations, net of income tax benefit	(48.7)	—	(48.7)	—

Net earnings	774.8	723.6	1,523.3	1,132.5

Diluted earnings per common share:
Earnings from continuing operations	$0.56	$0.47	$1.07	$0.91
Loss from discontinued operations	(0.03)	—	(0.03)	—

Diluted net earnings per common share	$0.53	$0.47	$1.04	$0.91

Net revenues increased $437.0 million and $8.6 billion during the thirteen and twenty-six weeks ended June 28, 2008, respectively. The increase during the thirteen weeks ended June 28, 2008, was primarily due to increased sales in the Retail Pharmacy segment. The increase during the twenty-six weeks ended June 28, 2008 was primarily due to the Caremark Merger, which resulted in an increase in Pharmacy Services revenue of $7.9 billion.

Gross profit increased $214.7 million and $1.2 billion during the thirteen and twenty-six weeks ended June 28, 2008, respectively. The increase during the thirteen and twenty six weeks ended June 28, 2008, was primarily due to increased utilization of generic drugs (which normally yield a higher gross profit rate than equivalent brand name drugs) in both the Retail Pharmacy and Pharmacy Services segments. In addition, the twenty-six weeks ended June 28, 2008 was significantly impacted by the Caremark merger, including benefits from purchasing synergies.

Operating expenses increased $46.4 million and $402.6 million during the thirteen and twenty-six weeks ended June 28, 2008, respectively. The increase primarily relates to the Caremark Merger, which resulted in incremental amortization related to the intangible assets acquired and merger-related integration costs.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest expense, net consisted of the following:

	13 weeks ended		26 weeks ended
(In millions)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Interest expense	$118.5	$113.8	$255.7	$185.4
Interest income	(3.8)	(7.9)	(10.1)	(15.6)

Interest expense, net	$114.7	$105.9	$245.6	$169.8

The increase in interest expense during the thirteen and twenty-six weeks ended June 28, 2008 is due to an increase in our average debt balance, which resulted primarily from the borrowings used to fund a special cash dividend paid to Caremark shareholders upon closing of the Caremark Merger and the accelerated share repurchase program that commenced subsequent to the Caremark Merger.

Income tax provision ~ Our effective income tax rate was 39.6% for the thirteen and twenty-six weeks ended June 28, 2008, respectively, compared to 39.9% and 39.7% for the comparable 2007 periods. The decrease in our effective income tax rate was primarily due to a reduction in nondeductible items and state taxes.

Earnings from continuing operations for thirteen weeks ended June 28, 2008 increased $99.9 million, or 13.8%, to $823.5 million (or $0.56 per diluted share), compared to $723.6 million (or $0.47 per diluted share), in the comparable 2007 period. Earnings from continuing operations for twenty-six weeks ended June 28, 2008 increased $439.5 million, or 38.8%, to $1,572.0 million (or $1.07 per diluted share), compared to $1,132.5 million (or $0.91 per diluted share) in the comparable 2007 period.

Loss from discontinued operations ~ In connection with certain business dispositions completed between 1991 and 1997, we continue to guarantee approximately 220 store lease obligations for a number of former subsidiaries, including Linen ‘n Things. On May 2, 2008, Linens Holding Co., which operates Linens ‘n Things, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The loss from discontinued operations includes $78.8 million of lease-related costs ($48.7 million net of a $30.1 million income tax benefit), which the Company believes it may be required to satisfy pursuant to the lease guarantees. These amounts, which will change as more information becomes available, were calculated in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Segment Analysis:

We evaluate segment performance based on net revenues, gross profit and operating profit before the effect of discontinued operations and certain intersegment activities and charges. Following is a reconciliation of the Company’s business segments to the consolidated financial statements:

(In millions)	Retail Pharmacy Segment	Pharmacy Services Segment (1)	Intersegment Eliminations (2)	Consolidated Totals
13 weeks ended:
June 28, 2008:
Net revenues	$11,770.8	$10,656.8	$(1,287.3)	$21,140.3
Gross profit	3,523.3	849.9	—	4,373.2
Operating profit	864.0	614.1	—	1,478.1
June 30, 2007:
Net revenues	$11,249.7	$10,554.1	$(1,100.5)	$20,703.3
Gross profit	3,295.7	862.8	—	4,158.5
Operating profit	727.8	582.0	—	1,309.8

26 weeks ended:
June 28, 2008:
Net revenues	$23,616.4	$21,421.5	$(2,571.6)	$42,466.3
Gross profit	7,028.3	1,637.9	—	8,666.2
Operating profit	1,704.1	1,144.1	—	2,848.2
June 30, 2007:
Net revenues	$22,488.9	$12,664.4	$(1,261.4)	$33,891.9
Gross profit	6,401.4	1,060.3	—	7,461.7
Operating profit	1,353.7	692.6	—	2,046.3

(1)	Net revenues of the Pharmacy Services Segment include approximately $1,540.2 million and $1,412.1 million of Retail Co-payments for the thirteen weeks ended June 28, 2008 and June 30, 2007, respectively. Net revenues of the Pharmacy Services Segment include approximately $3,205.1 million and $1,568.1 million of Retail Co-payments for the twenty-six weeks ended June 28, 2008 and June 30, 2007, respectively.

(2)	Intersegment eliminations relate to intersegment revenues and accounts receivables that occur when a Pharmacy Services Segment customer uses a Retail Pharmacy Segment store to purchase covered merchandise. When this occurs, both segments record the revenue on a stand-alone basis.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Retail Pharmacy Segment

The following table summarizes our Retail Pharmacy Segment’s performance for the respective periods:

	13 Weeks Ended		26 Weeks Ended
(In millions)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net revenues	$11,770.8	$11,249.7	$23,616.4	$22,488.9
Gross profit	3,523.3	3,295.7	7,028.3	6,401.4
Gross profit % of net revenues	29.9%	29.3%	29.8%	28.5%
Operating expenses	2,659.3	2,567.9	5,324.2	5,047.7
Operating expense % of net revenues	22.6%	22.8%	22.5%	22.5%
Operating profit	864.0	727.8	1,704.1	1,353.7
Operating profit % of net revenues	7.3%	6.5%	7.2%	6.0%

Net revenue increase:
Total	4.6%	15.5%	5.0%	19.2%
Pharmacy	4.9%	14.1%	4.9%	17.6%
Front Store	4.1%	18.6%	5.3%	22.6%
Same store sales increase:(1)
Total	3.1%	5.7%	3.5%	6.5%
Pharmacy	3.7%	5.7%	3.7%	6.7%
Front Store	1.8%	5.9%	3.1%	6.2%
Generic dispensing rate	67.0%	62.4%	66.8%	62.1%
Pharmacy % of total revenues	67.8%	67.6%	68.0%	68.1%
Third party % of pharmacy revenue	95.8%	95.0%	95.8%	95.1%
Retail prescriptions filled	134.6	130.7	274.1	264.7

(1)	On June 2, 2006, we acquired certain assets and assumed certain liabilities from Albertson’s, Inc. for $4.0 billion. The assets acquired and the liabilities assumed included approximately 700 standalone drugstores and a distribution center located in La Habra, California (collectively, the “Standalone Drug Business”). During the thirteen and twenty-six weeks ended June 30, 2007, total net revenues were significantly affected by the acquisition of the Standalone Drug Business, which increased total net revenues by approximately 8.1% and 11.0% respectively. The sales results of the Standalone Drug Business were not included in same store sales revenue until July 1, 2007.

Net revenues ~ As you review our Retail Pharmacy Segment’s performance in this area, we believe you should consider the following important information:

•

Front store revenues for the thirteen weeks ended June 28, 2008, were negatively impacted by an earlier Easter (March 23rd this year versus April 8th last year), which shifted more holiday sales into the first quarter. We estimate the Easter shift decreased total same store revenues by approximately 40 basis points and front store same store revenues by approximately 110 basis points during the thirteen weeks ended June 28, 2008. The Easter shift had no impact on the twenty-six weeks ended June 28, 2008.

•

As of June 28, 2008, we operated 6,308 retail stores, compared to 6,177 retail stores on June 30, 2007. Total net revenues from new stores accounted for approximately 140 basis points of our total net revenues percentage increase for the thirteen and twenty-six weeks ended June 28, 2008 and June 30, 2007.

•

Total net revenues continued to benefit from our active relocation program, which moves existing in-line shopping center stores to larger, more convenient, freestanding locations. Historically, we have achieved significant improvements in customer count and net revenue when we do this. As such, our relocation strategy remains an important component of our overall growth strategy. As of June 28, 2008, approximately 65% of our existing stores were freestanding, compared to approximately 63% at June 30, 2007.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	During the thirteen and twenty-six weeks ended June 30, 2007, total net revenues were significantly affected by the acquisition of the Standalone Drug Business on June 2, 2006.

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

•

Pharmacy revenue dollars continue to be negatively impacted in both periods by the conversion of brand named drugs to equivalent generic drugs, which typically have a lower selling price. In addition, our pharmacy growth has also been adversely affected by a decline in the number of significant new brand named drug introductions, higher consumer co-payments and co-insurance arrangements, by an increase in the number of over-the-counter remedies that were historically only available by prescription and by the growth of the mail order channel. We may choose not to participate in certain prescription benefit programs that fall below our minimum profitability standards. In the event we elect to, for any reason, withdraw from current programs and/or decide not to participate in future programs, we may not be able to sustain our current rate of sales growth.

Gross profit includes net revenues less the cost of merchandise sold during the reporting period and related purchasing costs, warehousing costs, delivery costs and actual and estimated inventory losses. Retail Pharmacy gross profit as a percentage of net revenues was 29.9% for the thirteen weeks ended June 28, 2008, compared to 29.3% of net revenues for the comparable 2007 period. Retail Pharmacy gross profit for the twenty-six weeks ended June 28, 2008 was 29.8% of net revenues, compared to 28.5% of net revenues in the comparable 2007 period.

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

•

Our pharmacy gross profit rate benefited from a portion of the significant purchasing synergies resulting from the Caremark Merger. We expect the benefit from purchasing synergies to positively impact our pharmacy gross profit rate through fiscal 2008, as we realize a full year benefit from the Caremark Merger.

•

Sales to customers covered by third party insurance programs have continued to increase and, thus, have become a larger component of our retail pharmacy business. On average, our gross profit on third party pharmacy revenues is lower than our gross profit on cash pharmacy revenues. Third party revenues were 95.8% of total pharmacy revenues during the thirteen and twenty-six weeks ended June 28, 2008, compared to 95.0% and 95.1% of total pharmacy revenues, respectively, during the comparable 2007 periods. We expect this trend to continue.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

•

In February 2006, the President signed into law the Deficit Reduction Act of 2005 (the “DRA”), which sought to reduce federal spending by altering the Medicaid reimbursement formula for multi-source (i.e., generic) drugs. These changes were scheduled to begin to take effect during the first quarter of 2007 and were expected to result in reduced Medicaid reimbursement rates for retail pharmacies. According to the Congressional Budget Office, retail pharmacies were expected to negotiate with individual states for higher dispensing fees to mitigate the adverse effect of these changes. During 2007, the Centers for Medicare and Medicaid Services (“CMS”) issued a final rule purporting to implement the new reimbursement formula. In December 2007, the U.S. District Court for the District of Columbia preliminarily enjoined CMS from implementing the new rule to the extent such action affects Medicaid reimbursement rates for retail pharmacies. In addition, in July 2008, the Medicare Improvements for Patients and Providers Act of 2008 (the “MIPP”) became law. Among other things, the MIPP delayed implementation of the new Medicaid reimbursement formula until September 30, 2009 at the earliest. Accordingly, the timing and extent of any reductions and the impact on the Company cannot be determined at this time.

•

Our pharmacy gross profit rates have been adversely affected by the efforts of managed care organizations, pharmacy benefit managers, governmental and other third party payors to reduce their prescription costs. In the event this trend continues, we may not be able to sustain our current rate of revenue growth and gross profit dollars could be adversely impacted.

•

Our front store revenues decreased as a percentage of total revenues during the thirteen weeks ended June 28, 2008. On average our gross profit on front store revenues is higher than our gross profit on pharmacy revenues. Pharmacy revenues as a percentage of total revenues for the thirteen and twenty-six weeks ended June 28, 2008 were 67.8% and 68.0%, respectively, compared to 67.6% and 68.1% in the comparable 2007 periods, respectively.

•	Front store gross profit rate benefited from improved product mix and benefits from our ExtraCare loyalty program.

Operating expenses, which include store and administrative payroll, employee benefits, store and administrative occupancy costs, selling expenses, advertising expenses, administrative expenses and depreciation and amortization expense, decreased to 22.6% of total net revenues during the thirteen weeks ended June 28, 2008, compared to 22.8% of net revenues during the comparable 2007 period. Operating expenses for the twenty-six weeks ended June 28, 2008 and the comparable 2007 period were 22.5% of total net revenues. Total operating expenses as a percentage of net revenues decreased during the thirteen weeks ended June 28, 2008 as a result of decreased payroll and benefit costs. Total operating expenses as a percentage of net revenues increased during the twenty-six weeks ended June 28, 2008, as a result of declining revenue leverage. The declining revenue leverage is due in part to continued pressure from the sale of generic drugs, which typically have a lower selling price than their brand named equivalents’ selling price and from MinuteClinic operations, which operate at a higher operating expense ratio than the CVS/pharmacy stores.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pharmacy Services Segment

The following table summarizes our Pharmacy Services Segment’s performance for the respective periods:

	13 Weeks Ended		26 Weeks Ended
(In millions)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
As reported:
Net revenues (1)	$10,656.8	$10,554.1	$21,421.5	$12,664.4
Gross profit	849.9	862.8	1,637.9	1,060.3
Gross profit % of net revenues	8.0%	8.2%	7.6%	8.4%
Operating expenses	235.8	280.8	493.8	367.7
Operating expense % of net revenues	2.2%	2.7%	2.3%	2.9%
Operating profit	614.1	582.0	1,144.1	692.6
Operating profit % of net revenues	5.8%	5.5%	5.3%	5.5%
Net revenues:
Mail service	$3,620.8	$4,171.7	$7,267.9	$5,381.4
Retail network	6,942.9	6,296.5	13,966.7	7,182.4
Other	93.1	85.9	186.9	100.6
Comparable Financial Information: (2)
Net revenues	$10,656.8	$10,554.1	$21,421.5	$21,075.0
Gross profit	849.9	862.8	1,637.9	1,620.8
Gross profit % of net revenues	8.0%	8.2%	7.6%	7.7%
Operating expenses	235.8	265.2	493.8	732.3
Merger and integration costs(3)	(5.0)	(18.8)	(15.4)	(234.0)
Total operating expenses	230.8	246.4	478.4	498.3
Operating expense % of net revenues	2.2%	2.3%	2.2%	2.4%
Operating profit	619.1	616.4	1,159.5	1,122.5
Operating profit % of net revenues	5.8%	5.8%	5.4%	5.3%
Net revenues:
Mail service	$3,620.8	$4,171.7	$7,267.9	$8,336.6
Retail network	6,942.9	6,296.5	13,966.7	12,570.0
Other	93.1	85.9	186.9	168.4
Pharmacy claims processed:
Total	151.3	151.2	308.1	303.6
Mail service	15.0	18.5	30.3	37.0
Retail network	136.3	132.7	277.8	266.6
Generic dispensing rate:
Total	64.5%	59.6%	64.3%	59.2%
Mail service	54.5%	47.6%	53.6%	46.7%
Retail network	65.5%	61.2%	65.3%	60.7%
Mail order penetration rate	23.5%	28.2%	23.3%	28.2%

(1)	Effective September 1, 2007, we converted a number of the PharmaCare retail pharmacy network contracts to the Caremark contract structure, which resulted in those contracts being accounted for using the gross method. This change caused total net revenues to increase by approximately $667.6 million and $1.4 billion during the thirteen weeks and twenty-six weeks ended June 28, 2008, respectively.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(2)	The Comparable Financial Information combines the historical Pharmacy Services Segment results of CVS and Caremark assuming the Caremark Merger and any adjustments to the estimated assets acquired and liabilities assumed as of March 22, 2007 occurred at the beginning of the twenty-six week period ended June 30, 2007. Accordingly, the comparable results include incremental depreciation and amortization resulting from the fixed and intangible assets recorded in connection with the Caremark Merger and exclude merger-related expenses and integration costs. The comparable financial information, which is used by management to assess year-to-year performance, has been provided for illustrative purposes only and does not purport to be indicative of the actual results that would have been achieved by the combined business segment for the periods presented or that will be achieved by the combined business segment in the future.

(3)	Merger and integration costs for the thirteen and twenty-six weeks ended June 28, 2008 primarily consist of system integration and facility consolidation costs. Merger and integration costs for the thirteen weeks ended June 30, 2007 include $10.6 million of severance and retention costs and $8.2 million of other merger-related costs. Merger and integration costs for the twenty-six weeks ended June 28, 2008 primarily consist of severance and retention, system integration and facility consolidation costs. Merger and integration costs for the twenty-six weeks ended June 30, 2007, include $80.3 million of stock option expense associated with the accelerated vesting of certain Caremark stock options, which vested upon consummation of the merger due to change in control provisions of the underlying Caremark stock option plans, $42.9 million of change in control payments due upon the consummation of the merger due to change in control provisions in certain Caremark employment agreements and merger-related costs of $110.9 million. Merger-related costs include $43.8 million of investment banker fees, $32.8 million of legal and accounting fees and $34.3 million of other merger-related costs.

Net revenues ~ As you review our Pharmacy Services Segment’s revenue performance, we believe you should consider the following important information:

•

The Caremark Merger significantly affected net revenues during the twenty-six weeks ended June 28, 2008. The inclusion of 182 days of Caremark’s operations during the twenty-six weeks ended June 28, 2008, compared to only 101 days during the twenty-six weeks ended June 30, 2007 caused net revenues to increase approximately $7.9 billion during 2008.

•

The Pharmacy Services Segment recognizes revenues for its national retail pharmacy network transactions based on individual contract terms. In accordance with Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, (“EITF 99-19”), Caremark’s contracts are predominantly accounted for using the gross method whereas, prior to September 2007, PharmaCare’s contracts were accounted for using the net method. Effective September 1, 2007, we converted a number of the PharmaCare retail pharmacy network contracts to the Caremark contract structure, which resulted in those contracts being accounted for using the gross method. As a result, net revenues increased by approximately $667.6 million and $1.4 billion during the thirteen and twenty-six weeks ended June 28, 2008, respectively.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

•

During the thirteen and twenty-six weeks ended June 28, 2008, mail service claims processed decreased to 15.0 million and 30.3 million claims, respectively, or 18.9% and 18.1%, compared to 18.5 million and 37.0 million claims in the thirteen and twenty-six weeks ended June 30, 2007, respectively, on a comparable basis. Mail service claims decreased primarily due to the termination of the Federal Employees Health Benefit Plan (“FEP”) mail contract on December 31, 2007. Our average revenue per mail service claim increased by 7.0% and 6.7% during the thirteen and twenty-six weeks ended June 28, 2008, respectively. Average revenue per mail service claim was impacted primarily by claims mix, generic dispensing rates and drug inflation. Specialty mail service claims, which have significantly higher average net revenues per claim, increased our average mail service revenue per claim by 9.2% and 8.8% during the thirteen and twenty-six weeks ended June 28, 2008, respectively. This increase was primarily attributable to an increase in the percentage of total mail service claims represented by specialty mail service claims and drug cost inflation.

Our average revenue per mail service claim, excluding specialty mail service claims, decreased 2.2% and 2.1% during the thirteen and twenty-six weeks ended June 28, 2008, respectively. This decrease was primarily attributable to an increase in the percentage of generic drugs dispensed. Mail service generic dispensing rates increased to 54.5% and 53.6% for the thirteen and twenty-six weeks ended June 28, 2008, respectively, compared to 47.6% and 46.7% for the thirteen and twenty-six weeks ended June 30, 2007, respectively, on a comparable basis. The 690 basis point increase in generic dispensing rate was primarily attributable to new generic drug introductions during 2007 and the thirteen and twenty-six weeks ended June 28, 2008, as well as our continued efforts to encourage plan participants to utilize generic drugs when available. In addition, the termination of the FEP mail contract resulted in a 100 basis point increase in the mail service generic dispensing rate.

•

During the thirteen and twenty-six weeks ended June 28, 2008, retail network claims processed increased to 136.3 million and 277.8 million claims, respectively, compared to 132.7 million and 266.6 million for the thirteen and twenty-six weeks ended June 30, 2007, respectively, on a comparable basis. Retail network claims processed increased primarily due to increased enrollment in our Medicare Part D business. Average revenue per retail network claim processed increased by 7.4% and 6.6% during the thirteen and twenty-six weeks ended June 28, 2008, respectively. The change in revenue recognition for PharmaCare contracts previously discussed increased our average revenue per retail network claim processed by approximately 10.3% and 10.5% during the thirteen and twenty-six weeks ended June 28, 2008, respectively. In addition, our average revenue per retail network claim processed decreased approximately 2.9% and 3.9% during the thirteen and twenty-six weeks ended June 28, 2008, respectively, primarily due to customer and claims mix and an increase in the percentage of generic drugs dispensed offset by drug cost inflation. Our retail network generic dispensing rates increased to 65.5% and 65.3% for the thirteen and twenty-six weeks ended June 28, 2008, respectively, compared to 61.2% and 60.7% for the thirteen and twenty-six weeks ended June 30, 2007, respectively, on a comparable basis. The 430 and 460 basis point increase in generic dispensing rate was comparable to that in our mail service claims excluding the effect of the FEP mail contract and is attributable to the same industry dynamics. We anticipate that our generic dispensing rates will increase in future periods; however, the magnitude of the increases will be determined by new generic drug introductions and our efforts to encourage plan participants to utilize generic drugs when available.

Gross profit includes net revenues less cost of revenues. Cost of revenues includes the cost of pharmaceuticals dispensed, either directly through our mail service and specialty retail pharmacies or indirectly through our national retail pharmacy network, shipping and handling costs and the operating costs of our mail service pharmacies, customer service operations and related information technology support. Gross profit as a percentage of revenues was 8.0% and 7.6% for the thirteen and twenty-six weeks ended June 28, 2008, respectively, compared to 8.2% and 8.4% for the thirteen and twenty-six weeks ended June 30, 2007, respectively.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the twenty-six weeks ended June 28, 2008, the Caremark Merger significantly affected our gross profit. As you review our Pharmacy Services Segment’s performance in this area, we believe you should consider the following important information:

•

As discussed above, our national retail network contracts are reviewed on an individual basis to determine if the revenues should be accounted for using the gross or net method under applicable accounting rules. Under these rules the majority of Caremark’s national retail network contracts are accounted for using the gross method, resulting in increased revenues, increased cost of revenues and lower gross profit rates. Accordingly, the conversion of PharmaCare contracts to the Caremark contract structure, effective September 2007, also resulted in increased revenues, increased cost of revenues and lower gross profit margins. During the thirteen and twenty-six weeks ended June 28, 2008, our gross profit rate was negatively impacted by the recording of PharmaCare contracts on a gross basis. The recording of these revenues on a gross basis did not impact the actual gross profit amount; however, it did decrease the gross profit percentage by approximately 50 basis points.

•

During the twenty-six weeks ended June 28, 2008 and June 30, 2007, our gross profit as a percentage of total net revenues was 7.6% and 7.7%, respectively, on a comparable basis. During the thirteen and twenty-six weeks ended June 30, 2008, our gross profit rate benefited from a portion of the significant purchasing synergies resulting from the Caremark Merger. We expect the benefit from purchasing synergies to continue to positively impact our pharmacy gross profit rate through the remainder of fiscal 2008. In addition, our gross profit rate was negatively impacted by the recording of PharmaCare contracts on a gross basis as discussed above.

•

Our gross profit rate benefited from an increase in our generic dispensing rates. Total generic dispensing rates increased to 64.5% and 64.3% for the thirteen and twenty-six weeks ended June 28, 2008, respectively, compared to 59.6% and 59.2% for the thirteen and twenty-six weeks ended June 30, 2007, respectively, on a comparable basis. As previously discussed, our net revenues are reduced as generic dispensing rates increase, however, our gross profit and gross profit margins generally increase with the corresponding increase in generic dispensing rates. However, the increased use of generic drugs is increasing the pressure from clients to reduce pharmacy reimbursement payments for generic drugs. We anticipate that our generic dispensing rates will increase in future periods which benefits our customers, plan participants and our financial performance. However, our gross profits are continually impacted by our ability to profitably retain our existing customers and win new business, and maintain and enhance our drug purchase discounts from manufacturers, wholesalers and retail pharmacies.

Total operating expenses, which include selling, general and administrative expenses (including integration and other related expenses), amortization related to selling, general and administrative activities and retail specialty pharmacy store and administrative payroll, employee benefits and occupancy costs decreased to 2.2% and 2.3% of net revenues during the thirteen and twenty-six weeks ended June 28, 2008, respectively, compared to 2.7% and 2.9% during the thirteen and twenty-six weeks ended June 30, 2007, respectively.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

As you review our Pharmacy Services Segment’s performance in this area, we believe you should consider the following important information:

•

During the thirteen weeks ended June 28, 2008, total operating expenses decreased 16.0% to $235.8 million compared to $280.8 million during the thirteen weeks ended June 30, 2007. Total operating expenses for the thirteen weeks ended June 28, 2008 include $5.0 million of integration and other related expenses compared to $18.8 million for the thirteen weeks ended June 30, 2007. In addition, total operating expenses for the thirteen weeks ended June 28, 2008 include $52.3 million of amortization expense resulting from the intangible assets recorded in connection with the Caremark Merger compared to $67.1 million of amortization expense resulting from the preliminary intangible assets recorded in connection with the Caremark Merger in the thirteen weeks ended June 30, 2007. Please see Note 2 to the consolidated condensed financial statements for additional information regarding the Caremark Merger.

•

On a comparable basis, during the thirteen weeks ended June 28, 2008, total operating expenses decreased 6.3% to $230.8 million, or 2.2% of net revenue, compared to $246.4 million, or 2.3% of net revenue, during the thirteen weeks ended June 30, 2007. Comparable results include incremental amortization resulting from the intangible assets recorded in connection with the Caremark Merger and exclude merger-related expenses and integration costs.

•

During the twenty-six weeks ended June 28, 2008, the Caremark Merger significantly affected our operating expenses. Total operating expenses for the twenty-six weeks ended June 28, 2008 include $15.4 million of integration and other related expenses and $34.8 million of incremental amortization expense resulting from the intangible assets recorded in connection with the Caremark Merger. During the twenty-six weeks ended June 28, 2008, total operating expenses decreased 4.0% to $478.4 million, or 2.2% of net revenue, compared to $498.3 million, or 2.4% of net revenue, during the twenty-six weeks ended June 30, 2007, on a comparable basis.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

We anticipate that cash flows from operations, supplemented by short-term commercial paper and long-term borrowings, will continue to fund the future growth of our business.

Net cash provided by operating activities decreased to $1,392.1 million during the twenty-six weeks ended June 28, 2008, compared to $1,427.2 million during the comparable 2007 period. The decrease in net cash provided by operations during the twenty-six weeks ended June 28, 2008 primarily resulted from increased interest paid as a result of higher average debt balances and increased taxes paid resulting from increased income.

Net cash used in investing activities decreased to $0.9 billion during the twenty-six weeks ended June 28, 2008, compared to $2.7 billion during the comparable 2007 period. The decrease in net cash used in investing activities was due to less acquisition activity during 2008 as 2007 included the Caremark Merger. Gross capital expenditures totaled $955.3 million for the twenty-six weeks ended June 28, 2008, compared to $778.0 million in the comparable 2007 period. The majority of the cash used for capital expenditures in both reporting periods supported the Retail Pharmacy Segment’s real estate development program.

During the twenty-six weeks ended June 28, 2008, we opened 90 new retail pharmacy stores and closed 27 retail pharmacy stores, 2 mail order pharmacies and 1 specialty mail order pharmacy. In addition, the Company relocated 92 retail pharmacy stores and 1 specialty pharmacy store. For the remainder of 2008, we plan to open 120 – 130 new or relocated retail pharmacy stores.

Net cash used in financing activities was $1.0 billion during the twenty-six weeks ended June 28, 2008, compared to net cash provided by financing activities of $1.6 billion during the comparable 2007 period. Net cash used in financing activities was related to the payment of commercial paper and the repurchase on common stock during the twenty-six weeks ended June 28, 2008. Net cash provided by financing activities during the twenty-six weeks ended June 30, 2007, was primarily due to increased long-term borrowings to fund the Caremark Merger offset, in part, by the repayment of short-term borrowings and the repurchase of common shares through the tender offer and accelerated share repurchase program. In July 2008, our Board of Directors authorized a 15% increase in our quarterly common stock dividend to $0.069 per share on the Company’s common stock payable August 1, 2008 to holders of record on July 21, 2008. This increase equates to an annual dividend rate of $0.276 per share.

We had $980.0 million of commercial paper outstanding at a weighted average interest rate of 2.8% as of June 28, 2008. In connection with our commercial paper program, we maintain a $675 million, five-year unsecured back-up credit facility, which expires on June 11, 2009, a $675 million, five-year unsecured back-up credit facility, which expires on June 2, 2010, a $1.4 billion, five-year unsecured back-up credit facility, which expires on May 12, 2011 and a $1.3 billion, five-year unsecured back-up credit facility, which expires on March 12, 2012. The credit facilities allow for borrowings at various rates that are dependent in part on our public debt rating. As of June 28, 2008, we had no outstanding borrowings against the credit facilities.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

On May 7, 2008, our Board of Directors authorized, effective May 21, 2008, a share repurchase program for up to $2.0 billion of outstanding common stock. The specific timing and amount of repurchases will vary based on market conditions and other factors. During the second quarter ended June 28, 2008, we repurchased 0.6 million shares of common stock for $23.0 million. The shares were placed into our treasury account upon delivery. The stock repurchase program may be modified, extended or terminated by our Board of Directors at any time. We will continue to evaluate alternatives for optimizing our capital structure on an ongoing basis.

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

As of June 28, 2008, our long-term debt was rated “Baa2” by Moody’s and “BBB+” by Standard & Poor’s, and our commercial paper program was rated “P-2” by Moody’s and “A-2” by Standard & Poor’s. Upon completion of the Caremark Merger in March 2007, Standard & Poor’s raised the Company’s credit watch outlook from negative to stable. On May 15, 2008, Moody’s raised the Company’s credit watch from stable to positive. In assessing our credit strength, we believe that both Moody’s and Standard & Poor’s considered, among other things, our capital structure and financial policies as well as our consolidated balance sheet, the Caremark Merger and other financial information. Although we currently believe our long-term debt ratings will remain investment grade, we cannot guarantee the future actions of Moody’s and/or Standard & Poor’s. Our debt ratings have a direct impact on our future borrowing costs, access to capital markets and new store operating lease costs.

Off-Balance Sheet Arrangements

Between 1991 and 1997, the Company sold or spun off a number of subsidiaries, including Bob’s Stores, Linens ‘n Things, Marshalls, Kay-Bee Toys, This End Up and Footstar. In many cases, when a former subsidiary leased a store, the Company provided a guarantee of the store’s lease obligations. When the subsidiaries were disposed of, the Company’s guarantees remained in place, although each initial purchaser has indemnified the Company for any lease obligations the Company was required to satisfy. If any of the purchasers or any of the former subsidiaries were to become insolvent and failed to make the required payments under a store lease, the Company could be required to satisfy these obligations. As of December 29, 2007, the Company guaranteed approximately 220 such store leases, with the maximum remaining lease term extending through 2022. Assuming that each respective purchaser became insolvent and the Company was required to assume all of these lease obligations, management estimates that the Company could settle the lease obligations for approximately $325 to $375 million as of December 29, 2007. Management believes the ultimate disposition of any of the guarantees will not have a material adverse effect on the Company’s consolidated financial condition or future cash flows. Please see “Loss from discontinued operations” discussed above for further information regarding our guarantee of Linens ‘n Things’ store lease obligations.

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

The carrying value of goodwill and intangible assets covered by this critical accounting policy was $34.2 billion as of June 28, 2008. We did not record any impairment losses related to goodwill or intangible assets during 2008, 2007 or 2006. Although we believe we have sufficient current and historical information available to us to test for impairment, it is possible that actual cash flows could differ from the estimated cash flows used in our impairment tests. Due to the nature of the uncertainties discussed above, we cannot determine a reasonably likely change.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our total closed store lease liability covered by this critical accounting policy was $486.1 million as of June 28, 2008. This amount is net of $341.0 million of estimated sublease income that is subject to the uncertainties discussed above. Although we believe we have sufficient current and historical information available to us to record reasonable estimates for sublease income, it is possible that actual results could differ. In order to help you assess the risk, if any, associated with the uncertainties discussed above, a ten percent (10%) pre-tax change in our estimated sublease income, which we believe is a reasonably likely change, would increase or decrease our total closed store lease liability by about $34.1 million as of June 28, 2008.

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

Our total self-insurance liability covered by this critical accounting policy was $354.1 million as of June 28, 2008. Although we believe we have sufficient current and historical information available to us to record reasonable estimates for our self-insurance liability, it is possible that actual results could differ. In order to help you assess the risk, if any, associated with the uncertainties discussed above, a ten percent (10%) pre-tax change in our estimate for our self-insurance liability, which we believe is a reasonably likely change, would increase or decrease our self-insurance liability by about $35.4 million as of June 28, 2008.

We have not made any material changes in the accounting methodology used to establish our self-insurance liability during the past three years.

Inventory

Our inventory is stated at the lower of cost or market on a first-in, first-out basis using the retail method of accounting to determine cost of sales and inventory in our stores, average cost to determine cost of sales and inventory in our mail service and specialty pharmacies and the cost method of accounting to determine inventory in our distribution centers. Under the retail method, inventory is stated at cost, which is determined by applying a cost-to-retail ratio to the ending retail value of our inventory. Since the retail value of our inventory is adjusted on a regular basis to reflect current market conditions, our carrying value should approximate the lower of cost or market. In addition, we reduce the value of our ending inventory for estimated inventory losses that have occurred during the interim period between physical inventory counts. Physical inventory counts are taken on a regular basis in each location (other than in nine distribution centers, which perform a continuous cycle count process to validate the inventory balance on hand) to ensure that the amounts reflected in the consolidated financial statements are properly stated.

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

Our total reserve for estimated inventory losses covered by this critical accounting policy was $134.8 million as of June 28, 2008. Although we believe we have sufficient current and historical information available to us to record reasonable estimates for estimated inventory losses, it is possible that actual results could differ. In order to help you assess the aggregate risk, if any, associated with the uncertainties discussed above, a ten percent (10%) pre-tax change in our estimated inventory losses, which we believe is a reasonably likely change, would increase or decrease our total reserve for estimated inventory losses by about $13.5 million as of June 28, 2008.

We have not made any material changes in the accounting methodology used to establish our inventory loss reserves during the past three years. Although we believe that the estimates discussed above are reasonable and the related calculations conform to generally accepted accounting principles, actual results could differ from our estimates, and such differences could be material.

Recent Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board (the “FASB”) issued a FASB Staff Position (“FSP”) No. FAS 142-3, “Determining the Useful Life of Intangible Assets.” FSP No. FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful lives of recognized intangible assets. FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008. We do not believe the adoption of FSP No. FAS 142-3 will have a material impact on our consolidated results of operations, financial position or cash flows.

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

Part I

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 28, 2008, the Company had no derivative financial instruments or derivative commodity instruments in place and believes that its exposure to market risk associated with other financial instruments, principally interest rate risk inherent in its debt portfolio is not material.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of June 28, 2008, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that occurred during the second quarter ended June 28, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II	Item 1

Legal Proceedings

1.	The Rhode Island Attorney General’s Office, the Rhode Island Ethics Commission, and the United States Attorney’s Office for the District of Rhode Island have been investigating the business relationships between certain former members of the Rhode Island General Assembly and various Rhode Island companies, including Roger Williams Medical Center, Blue Cross & Blue Shield of Rhode Island and CVS. In connection with the investigation of these business relationships, a former state senator was criminally charged in 2005 by federal and state authorities and has pled guilty to those charges, and a former state representative was criminally charged in October 2007 by federal authorities and has pled guilty to those charges. In January 2007, two CVS employees on administrative leave from the Company were indicted on federal charges relating to their involvement in entering into a $12,000 per year consulting agreement with the former state senator eight years ago. In May 2008, after a jury trial, both employees were acquitted of all charges. CVS will continue to cooperate fully in this investigation, the timing and outcome of which cannot be predicted with certainty at this time.

2.	In 2006, a number of shareholder derivative lawsuits were filed in the Tennessee state court and the Tennessee federal court against Caremark and various officers and directors of Caremark seeking, among other things, a declaration that the directors breached their fiduciary duties, imposition of a constructive trust upon any illegal profits received by the defendants and punitive and other damages. The cases brought in the Tennessee federal court were consolidated into one action in August 2006, and the consolidated action was voluntarily dismissed without prejudice by the plaintiffs in March 2007. The cases brought in the Tennessee state court were also consolidated into one action, and the plaintiffs amended their complaint to add CVS and its directors as defendants and to allege class action claims. A stipulation of settlement was entered into by the parties on July 5, 2007, which provided, among other things, that (i) the plaintiffs will dismiss the case and release the defendants from claims asserted in the action, (ii) a temporary restraining order issued by the court in March 2007 will be vacated, (iii) defendants will agree to maintain for at least four years a number of corporate governance provisions relating to the granting, exercise and disclosure of stock option awards and (iv) the defendants will not oppose plaintiffs’ petition for an award of attorneys’ fees and expenses not to exceed $7.5 million. As part of the settlement, the defendants specifically denied any liability or wrongdoing with respect to all claims alleged in the litigation, including claims relating to stock option backdating, and acknowledged that they entered into the settlement solely to avoid the distraction, burden and expense of the pending litigation. On July 14, 2008, the settlement was approved by the trial court.

3.	The Company is also a party to other litigation arising in the normal course of its business, none of which is expected to be material to the Company. The Company can give no assurance, however, that our operating results and financial condition will not be materially adversely affected, or that we will not be required to materially change our business practices, based on: (i) future enactment of new healthcare or other laws or regulations; (ii) the interpretation or application of existing laws or regulations, as they may relate to our business or the pharmacy services industry; (iii) pending or future federal or state governmental investigations of our business or the pharmacy services industry; (iv) institution of government enforcement actions against us; (v) adverse developments in any pending qui tam lawsuit against us, whether sealed or unsealed, or in any future qui tam lawsuit that may be filed against us; or (vi) adverse developments in other pending or future legal proceedings against us or affecting the pharmacy services industry.

Part II	Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Stock Repurchases

The following table presents the total number of shares purchased during the second quarter of 2008, the average price paid per share, the number of shares that were purchased as part of a publicly announced tender offer and a separate, subsequent repurchase program, and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to the $2.0 billion repurchase program.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 30, 2008 through April 26, 2008	—	—	—	—
April 27, 2008 through May 24, 2008	—	—	—	$2,000,000,000
May 25, 2008 through June 28, 2008	550,000	$41.91	550,000	$1,976,949,500

(1)	On May 7, 2008, the Company’s Board of Directors authorized, effective May 21, 2008, a share repurchase program for up to $2.0 billion of outstanding common stock. The specific timing and amount of repurchases will vary based on market conditions and other factors. During the second quarter ended June 28, 2008, the Company repurchased 0.6 million shares of common stock for $23.0 million. The shares were placed into the Company’s treasury account upon delivery. The stock repurchase program may be modified, extended or terminated by the Board of Directors at any time.

Part II	Item 4

Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders at our Annual Meeting of Stockholders which was held on Wednesday, May 7, 2008 in Woonsocket, Rhode Island.

	For	Against	Abstained	Broker Non-Votes

1. The election, for one-year terms, of all persons nominated for directors, as set forth in the Company’s proxy statement dated March 28, 2008, was approved by the following votes:

                    Edwin M. Banks

                    C. David Brown II

                    David W. Dorman

                    Kristen Gibney Williams

                    Marian L. Heard

                    William H. Joyce

                    Jean-Pierre Millon

                    Terrence Murray

                    C.A. Lance Piccolo

                    Sheli Z. Rosenberg

                    Thomas M. Ryan

                    Richard J. Swift

	1,158,184,562 1,169,033,936 1,119,442,248 1,175,264,010 1,161,685,298 1,166,721,157 1,174,663,732 1,164,208,664 1,162,275,878 1,138,032,559 1,163,947,494 1,170,839,460	27,930,122 17,038,013 66,561,487 10,447,406 24,057,160 18,732,205 10,981,727 21,668,864 23,474,896 44,247,836 22,046,412 14,839,386	— — — — — — — — — — — —	— — — — — — — — — — — —

	For	Against	Abstained	Broker Non-Votes
2. Ratification of the appointment of Ernst &Young LLP as the Company’s independent registered public accounting firm for the 2008 fiscal year, was approved by the following vote:	1,179,436,206	6,638,164	11,707,307	—

3. Stockholder proposal regarding special shareholder meetings, as set forth in the Company’s proxy statement dated March 28, 2008, was rejected by the following vote:	501,107,111	537,090,591	31,784,340	385,262,158

4. Stockholder proposal regarding tax gross-up payments, as set forth in the Company’s proxy statement dated March 28, 2008, was rejected by the following vote:	514,906,805	470,247,984	84,827,254	385,262,157

5. Stockholder proposal regarding political contributions and expenditures, as set forth in the Company’s proxy statement dated March 28, 2008, was rejected by the following vote:	350,471,655	560,985,044	158,525,350	385,262,151

Part II	Item 5

Other Information

On July 30, 2008 CVS Caremark and Chris W. Bodine agreed on an amendment to Mr. Bodine’s employment agreement to reflect his previously announced transition to retirement in 2010. For the remainder of 2008, Mr. Bodine will continue in his new position as Special Advisor to the CVS Caremark Chief Executive Officer. In 2009, Mr. Bodine will reduce his schedule to a part-time basis until his retirement on his 55th birthday in June 2010. During this period he will work with the Chief Executive Officer on long-term corporate and health care services strategy. Under his amended employment agreement, Mr. Bodine will not receive any equity awards in 2009 or 2010 and his annual and long-term incentive awards will be reduced to reflect his transition to part-time status. In addition, upon his retirement, vesting of outstanding restricted stock units and stock options will occur in accordance with the respective equity award agreements. Mr. Bodine will be subject to non-compete and non-solicitation covenants for 2 years after his retirement.

Part II	Item 6

Exhibits

Item 6.	Exhibits

Exhibits:

3.1	Amended and Restated Certificate of Incorporation of the Registrant [incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (Commission File No. 001-01011)].

3.1A	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective May 13, 1998 [incorporated by reference to Exhibit 4.1A to Registrant’s Registration Statement No. 333-52055 on Form S-3/A dated May 18, 1998].

3.1B	Certificate of Amendment to the Amended and Restated Certificate of Incorporation [incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated March 22, 2007 (Commission File No. 001-01011)].

3.1C	Certificate of Merger dated May 9, 2007 [incorporated by reference to Exhibit 3.1C to Registrant’s Quarterly Report on Form 10-Q dated November 1, 2007 (Commission File No. 001-01011)].

3.2	By-laws of the Registrant, as amended and restated [incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated February 5, 2008 (Commission File No. 001-01011)].

10.1	Amendment dated as of July 30, 2008 to the Employment Agreement dated as of December 20, 2001 between the Registrant and the Registrant’s Executive Vice President and President of CVS Caremark Health Services President.

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Signatures:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CVS Caremark Corporation

(Registrant)

/s/ David B. Rickard
David B. Rickard Executive Vice President, Chief Financial Officer and Chief Administrative Officer July 31, 2008