Form 10-Q
period 2008-09-27
CVS CAREMARK CORP
filed 2008-10-31
CIK 64803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended September 27, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, $0.01 par value, issued and outstanding at October 24, 2008:

1,436,228,000 shares

Part I	Item 1

CVS Caremark Corporation

Consolidated Condensed Statements of Operations

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(In millions, except per share amounts)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net revenues	$20,863.4	$20,495.2	$63,329.7	$54,387.1
Cost of revenues	16,462.8	16,300.0	50,262.9	42,730.2

Gross profit	4,400.6	4,195.2	13,066.8	11,656.9
Operating expenses	2,934.4	2,924.1	8,752.4	8,339.5

Operating profit	1,466.2	1,271.1	4,314.4	3,317.4
Interest expense, net	112.7	127.5	358.3	297.3

Earnings from continuing operations before income tax provision	1,353.5	1,143.6	3,956.1	3,020.1
Income tax provision	534.7	454.1	1,565.3	1,198.1

Earnings from continuing operations	818.8	689.5	2,390.8	1,822.0
Loss from discontinued operations, net of income tax benefit of $52.0 for the thirteen weeks and $82.1 for the thirty-nine weeks	(82.8)	—	(131.5)	—

Net earnings	736.0	689.5	2,259.3	1,822.0
Preference dividends, net of income tax benefit	3.5	3.4	10.6	10.4

Net earnings available to common shareholders	$732.5	$686.1	$2,248.7	$1,811.6

Basic earnings per common share:
Earnings from continuing operations	$0.57	$0.47	$1.66	$1.40
Loss from discontinued operations	(0.06)	—	(0.09)	—

Net earnings	$0.51	$0.47	$1.57	$1.40

Weighted average basic common shares outstanding	1,435.5	1,473.7	1,432.4	1,290.7

Diluted earnings per common share:
Earnings from continuing operations	$0.56	$0.45	$1.63	$1.36
Loss from discontinued operations	(0.06)	—	(0.09)	—

Net earnings	$0.50	$0.45	$1.54	$1.36

Weighted average diluted common shares outstanding	1,469.7	1,521.2	1,469.0	1,335.0

Dividends declared per common share	$0.06900	$0.06000	$0.18900	$0.16875

See accompanying notes to consolidated condensed financial statements (unaudited).

Part I	Item 1

CVS Caremark Corporation

Consolidated Condensed Balance Sheets

(Unaudited)

(In millions, except share and per share amounts)	September 27, 2008	December 29, 2007
Assets:
Cash and cash equivalents	$1,282.3	$1,056.6
Short-term investments	—	27.5
Accounts receivable, net	4,799.5	4,579.6
Inventories	8,345.4	8,008.2
Deferred income taxes	360.2	329.4
Other current assets	181.4	148.1

Total current assets	14,968.8	14,149.4
Property and equipment, net	6,489.5	5,852.8
Goodwill	23,925.0	23,922.3
Intangible assets, net	10,197.2	10,429.6
Other assets	371.0	367.8

Total assets	$55,951.5	$54,721.9

Liabilities:
Accounts payable	$3,284.4	$3,593.0
Claims and discounts payable	2,428.2	2,484.3
Accrued expenses	2,491.5	2,556.8
Short-term debt	982.0	2,085.0
Current portion of long-term debt	697.4	47.2

Total current liabilities	9,883.5	10,766.3
Long-term debt	8,047.5	8,349.7
Deferred income taxes	3,445.6	3,426.1
Other long-term liabilities	839.1	857.9
Shareholders’ equity:
Preference stock, series one ESOP convertible, par value $1.00: authorized 50,000,000 shares; issued and outstanding 3,658,000 shares at September 27, 2008 and 3,798,000 shares at December 29, 2007	195.5	203.0
Common stock, par value $0.01: authorized 3,200,000,000 shares; issued 1,602,504,000 shares at September 27, 2008 and 1,590,139,000 shares at December 29, 2007	16.0	15.9
Treasury stock, at cost: 164,844,000 shares at September 27, 2008 and 153,682,000 shares at December 29, 2007	(5,824.4)	(5,620.4)
Shares held in trust, 1,700,000 shares at September 27, 2008 and 9,224,000 shares at December 29, 2007	(55.5)	(301.3)
Guaranteed ESOP obligation	(44.5)	(44.5)
Capital surplus	27,250.2	26,831.9
Retained earnings	12,245.7	10,287.0
Accumulated other comprehensive loss	(47.2)	(49.7)

Total shareholders’ equity	33,735.8	31,321.9

Total liabilities and shareholders’ equity	$55,951.5	$54,721.9

See accompanying notes to consolidated condensed financial statements (unaudited).

Part I	Item 1

CVS Caremark Corporation

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	39 Weeks Ended
(In millions)	September 27, 2008	September 29, 2007
Cash flows from operating activities:
Cash receipts from revenues	$45,314.1	$44,269.9
Cash paid for inventory	(32,724.1)	(35,012.8)
Cash paid to other suppliers and employees	(8,784.1)	(5,743.5)
Interest received	14.4	23.6
Interest paid	(383.4)	(320.9)
Income taxes paid	(1,258.6)	(1,343.6)

Net cash provided by operating activities	2,178.3	1,872.7

Cash flows from investing activities:
Additions to property and equipment	(1,483.2)	(1,232.7)
Proceeds from sale-leaseback transactions	196.9	37.5
Acquisitions (net of cash acquired) and other investments	(27.9)	(1,961.2)
Sale of short-term investments	27.5	—
Proceeds from sale or disposal of assets	13.6	104.7

Net cash used in investing activities	(1,273.1)	(3,051.7)

Cash flows from financing activities:
Reductions in short-term debt	(1,103.0)	(1,417.7)
Dividends paid	(270.5)	(220.6)
Proceeds from exercise of stock options	313.7	352.9
Excess tax benefits from stock based compensation	55.3	48.8
Additions to long-term debt	350.0	6,000.0
Reductions in long-term debt	(2.0)	(521.1)
Repurchase of common stock	(23.0)	(2,866.9)

Net cash (used in)/provided by financing activities	(679.5)	1,375.4

Net increase in cash and cash equivalents	225.7	196.4
Cash and cash equivalents at beginning of period	1,056.6	530.7

Cash and cash equivalents at end of period	$1,282.3	$727.1

Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$2,259.3	$1,822.0
Adjustments required to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	920.2	818.5
Stock based compensation	67.7	59.3
Deferred income taxes and other non-cash items	24.1	(38.3)
Change in operating assets and liabilities, providing/(requiring) cash, net of effects from acquisitions:
Accounts receivable, net	(219.7)	337.2
Inventories	(337.1)	(333.4)
Other current assets	(42.9)	(21.3)
Other assets	5.1	(25.1)
Accounts payable and Claims and discounts payable	(364.7)	(368.8)
Accrued expenses	(121.5)	(387.3)
Other long-term liabilities	(12.2)	9.9

Net cash provided by operating activities	$2,178.3	$1,872.7

See accompanying notes to consolidated condensed financial statements (unaudited).

Part I	Item 1

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

The Company adopted Emerging Issues Task Force (“EITF”) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” at the beginning of fiscal 2008. EITF No. 06-4 requires the application of the provisions of Statement of Financial Accounting Standards No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS 106”) (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) to endorsement split-dollar life insurance arrangements. SFAS 106 requires the Company to recognize a liability for the discounted value of the future premium benefits that the Company will incur through the death of the underlying insureds. The adoption of EITF No. 06-4 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

The Company adopted EITF No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements,” at the beginning of fiscal 2008. EITF No. 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. The adoption of EITF No. 06-10 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In the opinion of management, the accompanying consolidated condensed financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present a fair statement of the Company’s results for the interim periods presented. Because of the influence of various factors on the Company’s operations, including business combinations, holidays and other seasonal influences, net earnings for any interim period may not be comparable to the same interim period in previous years or necessarily indicative of earnings for the full fiscal year.

Note 2

In connection with certain business dispositions completed between 1991 and 1997, the Company continues to guarantee approximately 220 store lease obligations for a number of former subsidiaries, including Linens ‘n Things. On May 2, 2008, Linens Holding Co., which operates Linens ‘n Things, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware, leading the Company to correspondingly record an initial estimate of its potential obligations for lease guarantees based on Linens ‘n Things plan of reorganization. On October 14, 2008, it was reported that an auction of Linens ‘n Things was canceled due to lack of qualified bidders and that Linens ‘n Things expected to be liquidated. The loss from discontinued operations includes $131.5 million of lease-related costs ($213.6 million net of a $82.1 million income tax benefit), which the Company believes it will likely be required to satisfy pursuant to the lease guarantees. These amounts, which are expected to change as each lease is resolved, were calculated in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Please see Note 12 to the consolidated condensed financial statements for further information regarding the Company’s lease guarantees.

Part I	Item 1

CVS Caremark Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 3

Effective March 22, 2007, pursuant to the Agreement and Plan of Merger dated as of November 1, 2006, as amended (the “Merger Agreement”), Caremark Rx, Inc. (“Caremark”) was merged with and into a newly formed subsidiary of CVS Corporation, with the CVS subsidiary continuing as the surviving entity (the “Caremark Merger”). Following the merger, the Company changed its name to CVS Caremark Corporation. The Company believes CVS and Caremark are complementary companies and that the combined company can be operated more efficiently than either company could have been operated on its own. The combined company is expected to benefit from its ability to provide efficient cost-management solutions to health plan sponsors and innovative programs to consumers, including expanded choice, improved access and more personalized service.

The Caremark Merger was accounted for using the purchase method of accounting under U.S. Generally Accepted Accounting Principles. Under the purchase method of accounting, CVS Corporation was considered the acquirer of Caremark for accounting purposes, and the total purchase price has been allocated to the assets acquired and liabilities assumed from Caremark based on their fair values as of March 22, 2007. The difference between the total purchase price and the amounts allocated to the assets acquired and liabilities assumed, discussed below, was recognized as goodwill in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations.

Following is a summary of the assets acquired and liabilities assumed as of March 22, 2007.

Assets Acquired and Liabilities Assumed as of March 22, 2007

(In millions)
Cash and cash equivalents	$1,293.4
Short-term investments	27.5
Accounts receivable	2,472.7
Inventories	442.3
Deferred tax asset	98.3
Other current assets	31.2

Total current assets	4,365.4
Property and equipment (1)	305.3
Goodwill	20,891.3
Intangible assets (2)	9,319.7
Other assets	67.2

Total assets acquired	34,948.9

Accounts payable	960.8
Claims and discounts payable	2,430.1
Accrued expenses (3)	1,032.8

Total current liabilities	4,423.7
Deferred tax liability	3,581.4
Other long-term liabilities	93.2

Total liabilities assumed	8,098.3

Net assets acquired	$26,850.6

Part I	Item 1

CVS Caremark Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited)

(1)	Property and equipment includes proprietary technology ($108.1 million) with an estimated weighted average life of 3.5 years.

(2)	Intangible assets include customer contracts and relationships ($2.9 billion) with an estimated weighted average life of 14.7 years, favorable leaseholds ($12.7 million) with an estimated weighted average life of 6.2 years, covenants not to compete ($9.0 million) with an estimated average life of 2 years and trade names ($6.4 billion), which are indefinitely lived.

(3)	Accrued expenses include $54.9 million for estimated severance, benefits and outplacement costs for approximately 340 Caremark employees terminated in connection with the Caremark Merger. As of September 27, 2008, $48.9 million of the liability has been settled with cash payments. The remaining liability will require future cash payments through 2009. Accrued expenses also include $1.5 million for the estimated costs associated with the non-cancelable lease obligation of two locations. As of September 27, 2008, $1.0 million of the liability has been settled with cash payments. The remaining liability will require future cash payments through 2009.

THE FOLLOWING PRO FORMA COMBINED RESULTS OF OPERATIONS HAVE BEEN PROVIDED FOR ILLUSTRATIVE PURPOSES ONLY AND DO NOT PURPORT TO BE INDICATIVE OF THE ACTUAL RESULTS THAT WOULD HAVE BEEN ACHIEVED BY THE COMBINED COMPANY FOR THE PERIODS PRESENTED OR THAT WILL BE ACHIEVED BY THE COMBINED COMPANY IN THE FUTURE:

39 Weeks Ended
(In millions, except per share amounts)	September 29, 2007
Pro forma:
Net revenues	$61,856.2
Net earnings	2,083.2

Basic earnings per share	$1.29
Diluted earnings per share	1.26

(1)	The pro forma combined results of operations assume that the Caremark Merger occurred at the beginning of the period presented. These results have been prepared by adjusting the historical results of the Company to include the historical results of Caremark, incremental interest expense and the impact of the purchase price allocation discussed above.

(2)	Inter-company revenues that occur when a Caremark customer uses a CVS/pharmacy retail store to purchase covered merchandise were eliminated. These adjustments had no impact on pro forma net earnings or pro forma earnings per share.

(3)	The pro forma combined results of operations do not include any estimates of cost savings from the combination of the Company and Caremark or costs incurred by the Company to integrate the businesses.

(4)	The pro forma combined results of operations for the thirty-nine weeks ended September 29, 2007, exclude $80.3 million pre-tax ($48.4 million after-tax) of stock option expense associated with the accelerated vesting of certain Caremark stock options, which vested upon consummation of the merger due to change in control provisions of the underlying Caremark stock option plans. The pro forma combined results for the thirty-nine weeks ended September 29, 2007 also exclude $42.9 million pre-tax ($25.9 million after-tax) related to change in control payments due upon the consummation of the merger due to change in control provisions in certain Caremark employment agreements. In addition, the pro forma combined results of operations for the thirty-nine weeks ended September 29, 2007, exclude merger related costs of $128.0 million pre-tax ($88.3 million after-tax), which primarily consist of investment banker fees, legal fees, accounting fees and other merger related costs incurred by Caremark.

Part I	Item 1

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

On May 7, 2008, the Company’s Board of Directors authorized, effective May 21, 2008, a share repurchase program for up to $2.0 billion of outstanding common stock. The specific timing and amount of repurchases will vary based on market conditions and other factors. From May 21, 2008 through September 27, 2008, the Company repurchased 0.6 million shares of common stock for $23.0 million. The shares were placed into the Company’s treasury account upon delivery. On August 12, 2008, the Company announced that it had entered into an agreement to acquire Longs Drug Stores Corporation (“Longs”). In anticipation of completing the Longs acquisition, the Company elected to delay its share repurchase program. The Company intends to resume and complete its share repurchase program in the second half of 2009.

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

As of September 27, 2008, the Retail Pharmacy Segment included 6,347 retail drugstores, the Company’s online retail website, CVS.com®, and its retail healthcare clinics. The retail drugstores are located in 40 states and the District of Columbia and operate under the CVS® or CVS/pharmacy® name. The retail healthcare clinics utilize nationally recognized medical protocols to diagnose and treat minor health conditions and are staffed by board-certified nurse practitioners and physician assistants. The retail healthcare clinics operate under the MinuteClinic® name and as of September 27, 2008, included 541 clinics located in 27 states. 518 of these clinics are located within the Company’s retail drugstores.

The Pharmacy Services Segment provides a full range of pharmacy benefit management services to employers, managed care providers and other organizations. These services include mail order pharmacy services, specialty pharmacy services, plan design and administration, formulary management and claims processing, as well as providing insurance and reinsurance services in conjunction with prescription drug benefit plans. The specialty pharmacy business focuses on supporting individuals that require complex and expensive drug therapies. Currently, the Pharmacy Services segment operates under the Caremark® Pharmacy Services, Caremark® Specialty Pharmacy, CarePlus™ Pharmacy and PharmaCare® Management Services names. As of September 27, 2008, the Pharmacy Services Segment included 57 retail specialty drugstores, 20 specialty mail order pharmacies and 7 mail service pharmacies located in 26 states, the District of Columbia and Puerto Rico.

Part I	Item 1

CVS Caremark Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited)

The Company evaluates segment performance based on net revenues, gross profit and operating profit before the effect of discontinued operations and certain intersegment activities and charges.

Following is a reconciliation of the Company’s business segments to the accompanying consolidated condensed financial statements:

(In millions)	Retail Pharmacy Segment	Pharmacy Services Segment (1)	Intersegment Eliminations (2)	Consolidated Totals
13 Weeks Ended:
September 27, 2008:
Net revenues	$11,542.0	$10,563.4	$(1,242.0)	$20,863.4
Gross profit	3,508.1	892.5	—	4,400.6
Operating profit	808.2	658.0	—	1,466.2
September 29, 2007:
Net revenues	$10,959.1	$10,662.6	$(1,126.5)	$20,495.2
Gross profit	3,259.9	935.3	—	4,195.2
Operating profit	616.4	654.7	—	1,271.1

39 Weeks Ended:
September 27, 2008:
Net revenues	$35,158.4	$31,984.9	$(3,813.6)	$63,329.7
Gross profit	10,536.4	2,530.4	—	13,066.8
Operating profit	2,512.3	1,802.1	—	4,314.4
September 29, 2007:
Net revenues	$33,448.0	$23,327.0	$(2,387.9)	$54,387.1
Gross profit	9,661.3	1,995.6	—	11,656.9
Operating profit	1,970.1	1,347.3	—	3,317.4

Total assets:
September 27, 2008	$21,242.0	$34,955.7	$(246.2)	$55,951.5
December 29, 2007	19,962.6	35,015.1	(255.8)	54,721.9

Goodwill:
September 27, 2008	$2,584.4	$21,340.6	$—	$23,925.0
December 29, 2007	2,585.7	21,336.6	—	23,922.3

(1)	Net revenues of the Pharmacy Services Segment include approximately $1,499.5 million and $1,454.6 million of Retail Co-payments for the thirteen weeks ended September 27, 2008 and September 29, 2007, respectively. Net revenues of the Pharmacy Services Segment include approximately $4,704.6 million and $3,022.7 million of Retail Co-payments for the thirty-nine weeks ended September 27, 2008 and September 29, 2007, respectively.

(2)	Intersegment eliminations relate to intersegment revenues and accounts receivables that occur when a Pharmacy Services Segment customer uses a Retail Pharmacy Segment store to purchase covered products. When this occurs, both segments record the revenue on a standalone basis.

Part I	Item 1

CVS Caremark Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 6

The Company accounts for goodwill and intangible assets under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. As such, goodwill and other indefinitely-lived intangible assets are not amortized, but are subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate there may be an impairment. During the third quarter of 2008, the Company performed its required annual goodwill impairment test, which concluded there was no impairment of goodwill.

The carrying amount of goodwill was $23.9 billion at September 27, 2008 and December 29, 2007. There has been no impairment of goodwill during the thirty-nine weeks ended September 27, 2008. The carrying amount of indefinitely-lived assets was $6.4 billion as of September 27, 2008 and December 29, 2007. Intangible assets with finite useful lives are amortized over their estimated useful life.

Following is a summary of the Company’s intangible assets as of the respective balance sheet dates:

	September 27, 2008		December 29, 2007
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks (indefinitely-lived)	$6,398.0	$—	$6,398.0	$—
Customer relationships and Covenants not to compete	4,477.6	(1,126.3)	4,444.1	(876.9)
Favorable leases and Other	633.4	(185.5)	623.0	(158.6)

	$11,509.0	$(1,311.8)	$11,465.1	$(1,035.5)

The amortization expense related to finite-lived intangible assets for the thirteen and thirty-nine weeks ended September 27, 2008 was $98.2 million and $293.9 million, respectively. The anticipated annual amortization expense for these intangible assets is $391.7 million, $381.0 million, $368.3 million, $359.0 million, $340.6 million and $320.3 million in 2008, 2009, 2010, 2011, 2012 and 2013, respectively.

Note 7

Accumulated other comprehensive loss consists of changes in the net actuarial gains and losses associated with pension and other post retirement benefit plans, unrealized losses on derivatives and adjustment to initially apply Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). In accordance with SFAS 158, the amount included in accumulated other comprehensive income related to the Company’s pension and post retirement plans was $58.7 million pre-tax ($35.9 million after-tax) as of September 27, 2008 and December 29, 2007. The unrealized loss on derivatives totaled $17.9 million pre-tax ($11.3 million after-tax) and $21.9 million pre-tax ($13.8 million after-tax) as of September 27, 2008 and December 29, 2007, respectively.

Part I	Item 1

CVS Caremark Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Following are the changes in comprehensive income:

	13 Weeks Ended		39 Weeks Ended
(In millions)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net earnings, as reported	$736.0	$689.5	$2,259.3	$1,822.0
Other comprehensive loss:
Reclassification of unrealized loss on derivatives, net of taxes	0.8	0.8	2.5	2.5

Total comprehensive income, net of taxes	$736.8	$690.3	$2,261.8	$1,824.5

As of September 27, 2008, the Company had no freestanding derivatives in place.

Note 8

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). Compensation expense related to stock options, which includes the 1999 Employee Stock Purchase Plan (“1999 ESPP”) and the 2007 Employee Stock Purchase Plan (“2007 ESPP”) and collectively (the “ESPP”) for the thirteen and thirty-nine weeks ended September 27, 2008 totaled $28.2 million and $76.0 million, respectively. Compensation expense related to stock options for the thirteen and thirty-nine weeks ended September 29, 2007 totaled $24.8 million and $60.1 million, respectively. Compensation expense related to restricted stock unit awards for the thirteen and thirty-nine weeks ended September 27, 2008, totaled $7.5 million and $21.0 million, respectively, compared to $7.7 million and $23.4 million for the thirteen and thirty-nine weeks ended September 29, 2007. During the thirteen weeks ended September 27, 2008, the Company granted 1.3 million stock options with a weighted average fair value of $7.60 under the Company’s 1997 Incentive Compensation Plan. In accordance with SFAS 123(R), compensation expense is recognized on a straight-line basis over the employee’s vesting period or to the employee’s retirement eligible date, if earlier.

Note 9

Following are the components of net interest expense:

	13 Weeks Ended		39 Weeks Ended
(In millions)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Interest expense	$117.0	$135.5	$372.7	$320.9
Interest income	(4.3)	(8.0)	(14.4)	(23.6)

Interest expense, net	$112.7	$127.5	$358.3	$297.3

Note 10

As a result of the Caremark Merger, the Company acquired certain grantor trusts, which as of the 2007 fiscal year end held approximately 9.2 million shares of its common stock designated for use under various employee compensation plans. During the thirty-nine week period ended September 27, 2008, the Company transferred 7.5 million shares of the common stock held by the grantor trusts to the Company’s treasury account. As of September 27, 2008, the grantor trusts held approximately 1.7 million of the Company’s common stock. Since the Company holds the shares in the grantor trusts, they are excluded from the computation of basic and diluted shares outstanding.

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

Diluted earnings per common share is computed by dividing: (i) net earnings, after accounting for the difference between the dividends on the ESOP preference stock and common stock and after making adjustments for the incentive compensation plans, by (ii) Basic Shares plus the additional shares that would be issued assuming that all dilutive stock awards are exercised and the ESOP preference stock is converted into common stock. Options to purchase 14.7 million and 9.6 million shares of common stock were outstanding but were not included in the calculation of diluted earnings per share for the thirteen and thirty-nine weeks ended September 27, 2008, respectively, because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Similarly, options to purchase 13.8 million and 9.6 million shares of common stock were outstanding but were not included in the calculation of diluted earnings per share for the thirteen and thirty-nine weeks ended September 29, 2007, respectively.

Part I	Item 1

CVS Caremark Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Following is a reconciliation of basic and diluted earnings per common share for the respective periods:

	13 Weeks Ended		39 Weeks Ended
(In millions, except per share amounts)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Numerator for earnings per common share calculation:
Earnings from continuing operations	$818.8	$689.5	$2,390.8	$1,822.0
Preference dividends, net of income tax benefit	(3.5)	(3.4)	(10.6)	(10.4)

Earnings from continuing operations available to common shareholders, basic	815.3	686.1	2,380.2	1,811.6

Loss from discontinued operations, net of income tax benefit	(82.8)	—	(131.5)	—

Net earnings available to common shareholders, basic	$732.5	$686.1	$2,248.7	$1,811.6

Earnings from continuing operations	$818.8	$689.5	$2,390.8	$1,822.0
Dilutive earnings adjustments	(0.8)	(0.9)	(2.7)	(2.8)

Earnings from continuing operations available to common shareholders, diluted	818.0	688.6	2,388.1	1,819.2

Loss from discontinued operations, net of income tax benefit	(82.8)	—	(131.5)	—

Net earnings available to common shareholders, diluted	$735.2	$688.6	$2,256.6	$1,819.2

Denominator for earnings per common share calculation:
Weighted average common shares, basic	1,435.5	1,473.7	1,432.4	1,290.7
Effect of dilutive securities:
Restricted stock units	3.9	3.5	4.1	3.6
ESOP preference stock	17.2	17.9	17.4	18.1
Stock options	13.1	26.1	15.1	22.6

Weighted average common shares, diluted	1,469.7	1,521.2	1,469.0	1,335.0

Basic earnings per common share:
Earnings from continuing operations	$0.57	$0.47	$1.66	$1.40
Loss from discontinued operations	(0.06)	—	(0.09)	—

Net earnings	$0.51	$0.47	$1.57	$1.40

Diluted earnings per common share:
Earnings from continuing operations	$0.56	$0.45	$1.63	$1.36
Loss from discontinued operations	(0.06)	—	(0.09)	—

Net earnings	$0.50	$0.45	$1.54	$1.36

Part I	Item 1

CVS Caremark Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 12

Between 1991 and 1997, the Company sold or spun off a number of subsidiaries, including Bob’s Stores, Linens ‘n Things, Marshalls, Kay-Bee Toys, This End Up and Footstar, which were classified as discontinued operations. In many cases, when a former subsidiary leased a store, the Company provided a guarantee of the store’s lease obligations. When the subsidiaries were disposed of, the Company’s guarantees remained in place, although each initial purchaser has indemnified the Company for any lease obligations the Company was required to satisfy. If any of the purchasers or any of the former subsidiaries were to become insolvent and failed to make the required payments under a store lease, the Company could be required to satisfy these obligations. As of December 29, 2007, the Company guaranteed approximately 220 such store leases, with the maximum remaining lease term extending through 2022. Assuming that each respective purchaser became insolvent and the Company was required to assume all of these lease obligations, management estimates that the Company could settle the obligations for approximately $325 to $375 million as of December 29, 2007. Management believes the ultimate disposition of any of the guarantees will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or future cash flows. Please see Note 2 to the consolidated condensed financial statements for further information regarding the Company’s guarantee of Linens ‘n Things’ store lease obligations.

In December 2007, the Company received a document subpoena from the Office of Inspector General, United States Department of Health and Human Services (OIG), requesting information relating to the processing of Medicaid and other government agency claims on an adjudication platform of AdvancePCS (acquired by Caremark in 2004 and now known as CaremarkPCS, L.L.C.). The Company has initiated discussions with the OIG and with the U.S Department of Justice concerning our government claims processing activities on the two adjudication platforms used by AdvancePCS and one adjudication platform used by PharmaCare. The Company is also cooperating with the requests for information contained in the document subpoena by producing responsive documents on a rolling basis. The Company cannot predict with certainty the timing, outcome or consequence of any review of such information.

Caremark’s subsidiary Caremark, Inc. (now known as Caremark, L.L.C.) is a defendant in a qui tam lawsuit initially filed by a relator on behalf of various state and federal government agencies in Texas federal court in 1999. The case was unsealed in May 2005. The case seeks money damages and alleges that Caremark’s processing of Medicaid and certain other government claims on behalf of its clients violates applicable federal or state False Claims Acts and fraud statutes. The United States and the States of Texas, Tennessee, Florida, Arkansas, Louisiana and California intervened in the lawsuit, but Tennessee and Florida withdrew from the lawsuit in August 2006 and May 2007, respectively. The parties previously filed cross motions for partial summary judgment, and in August 2008, the court granted several of Caremark’s motions and denied the motions filed by the plaintiffs. The court’s recent rulings are favorable to Caremark and substantially limit the ability of the plaintiffs to assert False Claims Act allegations or statutory or common law theories of recovery based on Caremark’s processing of Medicaid and other government reimbursement requests. We continue to evaluate the extent of any claims remaining in this lawsuit. The state plaintiffs and the relator have filed a motion asking the court to reconsider its rulings. The United States has asked the court to take the procedural steps necessary for it to take an immediate appeal.

Part I	Item 1

CVS Caremark Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Caremark was named in a putative class action lawsuit filed on October 22, 2003 in Alabama state court by John Lauriello, purportedly on behalf of participants in the 1999 settlement of various securities class action and derivative lawsuits against Caremark and others. Other defendants include insurance companies that provided coverage to Caremark with respect to the settled lawsuits. The Lauriello lawsuit seeks approximately $3.2 billion in compensatory damages plus other non-specified damages based on allegations that the amount of insurance coverage available for the settled lawsuits was misrepresented and suppressed. A similar lawsuit was filed on November 5, 2003, by Frank McArthur, also in Alabama state court, naming as defendants Caremark, several insurance companies, attorneys and law firms involved in the 1999 settlement. This lawsuit was stayed as a later-filed class action, but McArthur was subsequently allowed to intervene in the Lauriello case. In February 2008, the court stayed the Lauriello proceedings pending an appeal by McArthur of certain rulings related to his complaint in intervention. In September 2008, the Alabama Supreme Court entered judgment on McArthur’s appeal, and the proceedings in the Lauriello case are expected to resume after the court lifts the stay and returns the case to its active docket.

Various lawsuits have been filed alleging that Caremark and its subsidiaries Caremark Inc. (now known as Caremark, L.L.C.) and AdvancePCS (now known as CaremarkPCS, L.L.C.) have violated applicable antitrust laws in establishing and maintaining retail pharmacy networks for client health plans. In August 2003, Bellevue Drug Co., Robert Schreiber, Inc. d/b/a Burns Pharmacy and Rehn-Huerbinger Drug Co. d/b/a Parkway Drugs #4, together with Pharmacy Freedom Fund and the National Community Pharmacists Association filed a putative class action against AdvancePCS in Pennsylvania federal court, seeking treble damages and injunctive relief. The claims were initially sent to arbitration based on contract terms between the pharmacies and AdvancePCS. In October 2003, two independent pharmacies, North Jackson Pharmacy, Inc. and C&C, Inc. d/b/a Big C Discount Drugs, Inc. filed a putative class action complaint in Alabama federal court against Caremark, Caremark Inc., AdvancePCS and two PBM competitors, seeking treble damages and injunctive relief. The case against Caremark and Caremark Inc. was transferred to Illinois federal court, and the AdvancePCS case was sent to arbitration based on contract terms between the pharmacies and AdvancePCS. The arbitration was then stayed by the parties pending developments in Caremark’s court case. In August 2006, the Bellevue case and the North Jackson Pharmacy case were transferred to Pennsylvania federal court by the Judicial Panel on Multidistrict Litigation for coordinated and consolidated proceedings with other cases before the panel, including cases against other PBMs. Caremark has appealed a decision which vacated the order compelling arbitration and staying the proceedings in the Bellevue case to the Third Circuit Court of Appeals. Motions for class certification in the coordinated cases within the multidistrict litigation, including the North Jackson Pharmacy case, remain pending. The consolidated action is now known as the In Re Pharmacy Benefit Managers Antitrust Litigation.

Caremark and its subsidiaries Caremark Inc. (now known as Caremark, L.L.C.) and AdvancePCS (now known as CaremarkPCS, L.L.C.) have been named in a putative class action lawsuit filed in March 2003 in a California state court by an individual named Robert Irwin, purportedly on behalf of California members of non-ERISA health plans and/or all California taxpayers. The lawsuit, which also names other PBMs as defendants, alleges violations of California’s unfair competition laws and challenges alleged business practices of PBMs, including practices relating to pricing, rebates, formulary management, data utilization and accounting and administrative processes. In September 2008, the plaintiff agreed to dismiss the lawsuit without prejudice as to the Caremark defendants.

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

Note 13

On August 12, 2008, the Company and Longs Drug Stores Corporation (“Longs”) entered into an agreement and plan of merger under which the Company agreed to acquire Longs for a total purchase price of approximately $2.9 billion, including the assumption of net debt (the “Longs Acquisition”). Pursuant to this agreement, on August 18, 2008, a subsidiary of the Company (“MergerSub”) commenced a tender offer for all of the outstanding shares of Longs at a purchase price of $71.50 per share in cash. The tender offer concluded on October 17, 2008 with approximately 77% of the outstanding shares of Longs having been tendered and MergerSub commenced a subsequent offer for the remaining untendered shares of Longs. On October 30, 2008, MergerSub was merged into Longs with Longs surviving as an indirect wholly-owned subsidiary of the Company. Through the Longs Acquisition, the Company acquired Longs’ 521 retail drugstores in California, Hawaii, Nevada and Arizona as well as its Rx America subsidiary, which offers prescription benefit management services to over 8 million members and prescription drug plan benefits to approximately 450,000 Medicare beneficiaries.

Part I	Item 1

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

CVS Caremark Corporation:

We have reviewed the consolidated condensed balance sheet of CVS Caremark Corporation as of September 27, 2008, and the related consolidated condensed statements of operations for the thirteen and thirty-nine weeks ended September 27, 2008 and September 29, 2007, and the consolidated condensed statements of cash flows for the thirty-nine week periods ended September 27, 2008 and September 29, 2007. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CVS Caremark Corporation as of December 29, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the fifty-two week period then ended not presented herein and in our report dated February 25, 2008, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph for the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No.109. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 29, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

October 28, 2008, except for Note 13

        as to which the date is October 30, 2008

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

Recent Developments

On August 12, 2008, the Company and Longs Drug Stores Corporation (“Longs”) entered into an agreement and plan of merger under which the Company agreed to acquire Longs for a total purchase price of approximately $2.9 billion, including the assumption of net debt (the “Longs Acquisition”). Pursuant to this agreement, on August 18, 2008, a subsidiary of the Company (“MergerSub”) commenced a tender offer for all of the outstanding shares of Longs at a purchase price of $71.50 per share in cash. The tender offer concluded on October 17, 2008 with approximately 77% of the outstanding shares of Longs having been tendered and MergerSub commenced a subsequent offer for the remaining untendered shares of Longs. On October 30, 2008, MergerSub was merged into Longs with Longs surviving as an indirect wholly-owned subsidiary of the Company. Through the Longs Acquisition, the Company acquired Longs’ 521 retail drugstores in California, Hawaii, Nevada and Arizona as well as its Rx America subsidiary, which offers prescription benefit management services to over 8 million members and prescription drug plan benefits to approximately 450,000 Medicare beneficiaries.

Results of Operations

The following discussion explains the material changes in our results of operations for the thirteen and thirty-nine weeks ended September 27, 2008 and September 29, 2007 and the significant developments affecting our financial condition since December 29, 2007. We strongly recommend that you read our audited consolidated financial statements and footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Exhibit 13 to our annual report on Form 10-K for the fiscal year ended December 29, 2007 (the “2007 Form 10-K”) along with this report.

Effective March 22, 2007, we completed our merger with Caremark Rx, Inc. (“Caremark”). Following the merger with Caremark (the “Caremark Merger”), we changed our name to “CVS Caremark Corporation.” Accordingly, our results of operations for the thirteen and thirty-nine weeks ended September 29, 2007 include 91 and 192 days, respectively, of post-merger Caremark operations.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Third Quarter (Thirteen and Thirty-Nine Weeks Ended September 27, 2008 and September 29, 2007)

Summary of the Consolidated Financial Results:

	13 Weeks Ended		39 Weeks Ended
(In millions, except per share amounts)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net revenues	$20,863.4	$20,495.2	$63,329.7	$54,387.1
Gross profit	4,400.6	4,195.2	13,066.8	11,656.9
Operating expenses	2,934.4	2,924.1	8,752.4	8,339.5

Operating profit	1,466.2	1,271.1	4,314.4	3,317.4
Interest expense, net	112.7	127.5	358.3	297.3

Earnings from continuing operations before income tax provision	1,353.5	1,143.6	3,956.1	3,020.1
Income tax provision	534.7	454.1	1,565.3	1,198.1

Earnings from continuing operations	818.8	689.5	2,390.8	1,822.0
Loss from discontinued operations, net of income tax benefit	(82.8)	—	(131.5)	—

Net earnings	$736.0	$689.5	$2,259.3	$1,822.0

Diluted earnings per common share:
Earnings from continuing operations	$0.56	$0.45	$1.63	$1.36
Loss from discontinued operations	(0.06)	—	(0.09)	—

Diluted net earnings per common share	$0.50	$0.45	$1.54	$1.36

Net revenues increased $368.2 million and $8.9 billion during the thirteen and thirty-nine weeks ended September 27, 2008, respectively. The increase during the thirteen weeks ended September 27, 2008, was due to increased sales in the Retail Pharmacy segment. The increase during the thirty-nine weeks ended September 27, 2008 was primarily due to the Caremark Merger, which resulted in an increase in Pharmacy Services revenue of $7.9 billion.

Gross profit increased $205.4 million and $1.4 billion during the thirteen and thirty-nine weeks ended September 27, 2008, respectively. The increase during the thirteen and thirty-nine weeks ended September 27, 2008, was primarily due to increased utilization of generic drugs (which normally yield a higher gross profit rate than equivalent brand name drugs) in both the Retail Pharmacy and Pharmacy Services segments. In addition, the thirty-nine weeks ended September 27, 2008 was significantly impacted by the Caremark merger, including benefits from purchasing synergies.

Operating expenses increased $10.3 million and $412.9 million during the thirteen and thirty-nine weeks ended September 27, 2008, respectively. The increase primarily relates to the Caremark Merger, which resulted in incremental amortization related to the intangible assets acquired.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest expense, net consisted of the following:

	13 Weeks Ended		39 Weeks Ended
(In millions)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Interest expense	$117.0	$135.5	$372.7	$320.9
Interest income	(4.3)	(8.0)	(14.4)	(23.6)

Interest expense, net	$112.7	$127.5	$358.3	$297.3

The decrease in interest expense during the thirteen weeks ended September 27, 2008 is due to a decrease in our average debt balance outstanding during the two periods. The increase in interest expense during the thirty-nine weeks ended September 27, 2008 is due to an increase in our average debt balance, which resulted primarily from the borrowings used to fund a special cash dividend paid to Caremark shareholders upon closing of the Caremark Merger and the accelerated share repurchase program that commenced subsequent to the Caremark Merger.

Income tax provision ~ Our effective income tax rate was 39.5% and 39.6% for the thirteen and thirty-nine weeks ended September 27, 2008, respectively, compared to 39.7% for the comparable 2007 periods.

Earnings from continuing operations for the thirteen weeks ended September 27, 2008 increased $129.3 million, or 18.8%, to $818.8 million (or $0.56 per diluted share), compared to $689.5 million (or $0.45 per diluted share), in the comparable 2007 period. Earnings from continuing operations for the thirty-nine weeks ended September 27, 2008 increased $568.8 million, or 31.2%, to $2,390.8 million (or $1.63 per diluted share), compared to $1,822.0 million (or $1.36 per diluted share) in the comparable 2007 period.

Loss from discontinued operations ~ In connection with certain business dispositions completed between 1991 and 1997, the Company continues to guarantee approximately 220 store lease obligations for a number of former subsidiaries, including Linens ‘n Things. On May 2, 2008, Linens Holding Co., which operates Linens ‘n Things, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware, leading the Company to correspondingly record an initial estimate of its potential obligations for lease guarantees based on Linens ‘n Things plan of reorganization. On October 14, 2008, it was reported that an auction of Linens ‘n Things was canceled due to lack of qualified bidders and that Linens ‘n Things expected to be liquidated. The loss from discontinued operations includes $131.5 million of lease-related costs ($213.6 million net of a $82.1 million income tax benefit), which the Company believes it will likely be required to satisfy pursuant to the lease guarantees. These amounts, which are expected to change as each lease is resolved, were calculated in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Segment Analysis:

We evaluate segment performance based on net revenues, gross profit and operating profit before the effect of discontinued operations and certain intersegment activities and charges. Following is a reconciliation of the Company’s business segments to the consolidated financial statements:

(In millions)	Retail Pharmacy Segment	Pharmacy Services Segment (1)	Intersegment Eliminations (2)	Consolidated Totals
13 Weeks Ended:
September 27, 2008:
Net revenues	$11,542.0	$10,563.4	$(1,242.0)	$20,863.4
Gross profit	3,508.1	892.5	—	4,400.6
Operating profit	808.2	658.0	—	1,466.2
September 29, 2007:
Net revenues	$10,959.1	$10,662.6	$(1,126.5)	$20,495.2
Gross profit	3,259.9	935.3	—	4,195.2
Operating profit	616.4	654.7	—	1,271.1

39 Weeks Ended:
September 27, 2008:
Net revenues	$35,158.4	$31,984.9	$(3,813.6)	$63,329.7
Gross profit	10,536.4	2,530.4	—	13,066.8
Operating profit	2,512.3	1,802.1	—	4,314.4
September 29, 2007:
Net revenues	$33,448.0	$23,327.0	$(2,387.9)	$54,387.1
Gross profit	9,661.3	1,995.6	—	11,656.9
Operating profit	1,970.1	1,347.3	—	3,317.4

(1)	Net revenues of the Pharmacy Services Segment include approximately $1,499.5 million and $1,454.6 million of Retail Co-payments for the thirteen weeks ended September 27, 2008 and September 29, 2007, respectively. Net revenues of the Pharmacy Services Segment include approximately $4,704.6 million and $3,022.7 million of Retail Co-payments for the thirty-nine weeks ended September 27, 2008 and September 29, 2007, respectively.

(2)	Intersegment eliminations relate to intersegment revenues and accounts receivables that occur when a Pharmacy Services Segment customer uses a Retail Pharmacy Segment store to purchase covered merchandise. When this occurs, both segments record the revenue on a stand-alone basis.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Retail Pharmacy Segment

The following table summarizes our Retail Pharmacy Segment’s performance for the respective periods:

	13 Weeks Ended		39 Weeks Ended
(In millions)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net revenues	$11,542.0	$10,959.1	$35,158.4	$33,448.0
Gross profit	3,508.1	3,259.9	10,536.4	9,661.3
Gross profit % of net revenues	30.4%	29.8%	30.0%	28.9%
Operating expenses	2,699.9	2,643.5	8,024.1	7,691.2
Operating expense % of net revenues	23.4%	24.1%	22.8%	23.0%
Operating profit	808.2	616.4	2,512.3	1,970.1
Operating profit % of net revenues	7.0%	5.6%	7.2%	5.9%

Net revenue increase:
Total	5.3%	6.2%	5.1%	14.6%
Pharmacy	5.1%	5.2%	5.0%	13.2%
Front Store	5.7%	8.5%	5.5%	17.6%
Same store sales increase: (1)
Total	3.7%	5.0%	3.6%	6.0%
Pharmacy	3.8%	4.3%	3.8%	5.8%
Front Store	3.3%	6.5%	3.1%	6.3%
Generic dispensing rate	68.0%	63.7%	67.2%	62.6%
Pharmacy % of total revenues	68.3%	68.4%	68.1%	68.2%
Third party % of pharmacy revenue	95.9%	95.0%	95.9%	95.2%
Retail prescriptions filled	132.3	128.5	406.4	393.2

(1)	On June 2, 2006, we acquired certain assets and assumed certain liabilities from Albertson’s, Inc. for $4.0 billion. The assets acquired and the liabilities assumed included approximately 700 standalone drugstores and a distribution center located in La Habra, California (collectively, the “Standalone Drug Business”). The sales results of the Standalone Drug Business were included in same store sales revenue beginning July 1, 2007.

Net revenues ~ As you review our Retail Pharmacy Segment’s performance in this area, we believe you should consider the following important information:

•

As of September 27, 2008, we operated 6,347 retail stores, compared to 6,206 retail stores on September 29, 2007. Total net revenues from new stores accounted for approximately 150 and 140 basis points of our total net revenues percentage increase for the thirteen and thirty-nine weeks ended September 27, 2008 and September 29, 2007, respectively.

•

Total net revenues continued to benefit from our active relocation program, which moves existing in-line shopping center stores to larger, more convenient, freestanding locations. Historically, we have achieved significant improvements in customer count and net revenue when we do this. As such, our relocation strategy remains an important component of our overall growth strategy. As of September 27, 2008, approximately 65% of our existing stores were freestanding, compared to approximately 63% at September 29, 2007.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

•

During the thirteen and thirty-nine weeks ended September 29, 2007, total net revenues were significantly affected by the acquisition of approximately 700 standalone drugstores and a distribution center from Albertson’s Inc. on June 2, 2006 (the “Standalone Drug Business”).

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

•

Pharmacy revenue dollars continue to be negatively impacted in both periods by the conversion of brand named drugs to equivalent generic drugs, which typically have a lower selling price. In addition, our pharmacy growth has also been adversely affected by a decline in utilization trends attributable to a weakening economy, a decline in the number of significant new brand named drug introductions, higher consumer co-payments and co-insurance arrangements, and an increase in the number of over-the-counter remedies that were historically only available by prescription.

Gross profit includes net revenues less the cost of merchandise sold during the reporting period and related purchasing costs, warehousing costs, delivery costs and actual and estimated inventory losses. Retail Pharmacy gross profit as a percentage of net revenues was 30.4% for the thirteen weeks ended September 27, 2008, compared to 29.8% of net revenues for the comparable 2007 period. Retail Pharmacy gross profit for the thirty-nine weeks ended September 27, 2008 was 30.0% of net revenues, compared to 28.9% of net revenues in the comparable 2007 period.

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

•

Our pharmacy gross profit rate benefited from a portion of the purchasing synergies resulting from the Caremark Merger. We expect the benefit from purchasing synergies to positively impact our pharmacy gross profit rate through fiscal 2008, as we realize a full year benefit from the Caremark Merger.

•

Sales to customers covered by third party insurance programs have continued to increase and, thus, have become a larger component of our retail pharmacy business. On average, our gross profit on third party pharmacy revenues is lower than our gross profit on cash pharmacy revenues. Third party revenues were 95.9% of total pharmacy revenues during the thirteen and thirty-nine weeks ended September 27, 2008, compared to 95.0% and 95.2% of total pharmacy revenues, respectively, during the comparable 2007 periods. We expect this trend to continue.

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

•

Our front store revenues decreased as a percentage of total revenues during the thirteen weeks ended September 27, 2008. On average our gross profit on front store revenues is higher than our gross profit on pharmacy revenues. Pharmacy revenues as a percentage of total revenues for the thirteen and thirty-nine weeks ended September 27, 2008 were 68.3% and 68.1%, respectively, compared to 68.4% and 68.2% in the comparable 2007 periods, respectively.

•	Our front store gross profit rate benefited from improved product mix and benefits from our ExtraCare loyalty program.

Operating expenses, which include store and administrative payroll, employee benefits, store and administrative occupancy costs, selling expenses, advertising expenses, administrative expenses and depreciation and amortization expense, decreased to 23.4% of total net revenues during the thirteen weeks ended September 27, 2008, compared to 24.1% of net revenues during the comparable 2007 period. Operating expenses for the thirty-nine weeks ended September 27, 2008 and the comparable 2007 period were 22.8% and 23.0% of total net revenues, respectively. Total operating expenses as a percentage of net revenues decreased during the thirteen weeks ended September 27, 2008 as a result of better leverage of fixed costs.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pharmacy Services Segment

The following table summarizes our Pharmacy Services Segment’s performance for the respective periods:

	13 Weeks Ended		39 Weeks Ended
(In millions)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
As reported:
Net revenues (1)	$10,563.4	$10,662.6	$31,984.9	$23,327.0
Gross profit	892.5	935.3	2,530.4	1,995.6
Gross profit % of net revenues	8.4%	8.8%	7.9%	8.6%
Operating expenses	234.5	280.6	728.3	648.3
Operating expense % of net revenues	2.2%	2.6%	2.3%	2.8%
Operating profit	658.0	654.7	1,802.1	1,347.3
Operating profit % of net revenues	6.2%	6.1%	5.6%	5.8%
Net revenues:
Mail service	$3,617.2	$4,151.5	$10,885.1	$9,532.8
Retail network	6,848.9	6,426.0	20,815.6	13,608.4
Other	97.3	85.1	284.2	185.8
Comparable Financial Information: (2)
Net revenues	$10,563.4	$10,662.6	$31,984.9	$31,737.6
Gross profit	892.5	935.3	2,530.4	2,556.0
Gross profit % of net revenues	8.4%	8.8%	7.9%	8.1%
Operating expenses	234.5	270.0	728.3	1,002.3
Merger and integration costs(3)	(2.7)	(17.1)	(18.1)	(251.2)
Total operating expenses	231.8	252.9	710.2	751.1
Operating expense % of net revenues	2.2%	2.4%	2.2%	2.4%
Operating profit	660.7	682.4	1,820.2	1,804.9
Operating profit % of net revenues	6.3%	6.4%	5.7%	5.7%
Net revenues:
Mail service	$3,617.2	$4,151.5	$10,885.1	$12,488.0
Retail network	6,848.9	6,426.0	20,815.6	18,996.0
Other	97.3	85.1	284.2	253.6
Pharmacy claims processed:
Total	149.1	149.2	457.1	452.8
Mail service	14.7	18.3	44.9	55.3
Retail network	134.4	130.9	412.2	397.5
Generic dispensing rate:
Total	65.1%	60.1%	64.6%	59.1%
Mail service	55.2%	49.0%	54.1%	47.5%
Retail network	66.1%	61.6%	65.6%	60.7%
Mail order penetration rate	23.3%	28.4%	23.3%	28.3%

(1)	Effective September 1, 2007, we converted a number of the PharmaCare retail pharmacy network contracts to the Caremark contract structure, which resulted in those contracts being accounted for using the gross method. This change caused total net revenues to increase by approximately $429.6 million and $1.8 billion during the thirteen weeks and thirty-nine weeks ended September 27, 2008, respectively.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(2)	The Comparable Financial Information combines the historical Pharmacy Services Segment results of CVS and Caremark assuming the Caremark Merger and any adjustments to the estimated assets acquired and liabilities assumed as of March 22, 2007 occurred at the beginning of the thirty-nine week period ended September 29, 2007. Accordingly, the comparable results include incremental depreciation and amortization resulting from the fixed and intangible assets recorded in connection with the Caremark Merger and exclude merger-related expenses and integration costs. The comparable financial information, which is used by management to assess year-to-year performance, has been provided for illustrative purposes only and does not purport to be indicative of the actual results that would have been achieved by the combined business segment for the periods presented or that will be achieved by the combined business segment in the future.

(3)	Merger and integration costs for the thirteen and thirty-nine weeks ended September 27, 2008 primarily consist of system integration and facility consolidation costs. Merger and integration costs for the thirteen weeks ended September 29, 2007, primarily consist of severance and retention, system integration and facility consolidation costs. Merger and integration costs for the thirty-nine weeks ended September 29, 2007, additionally include $80.3 million of stock option expense associated with the accelerated vesting of certain Caremark stock options, which vested upon consummation of the merger due to change in control provisions of the underlying Caremark stock option plans, $42.9 million of change in control payments due upon the consummation of the merger due to change in control provisions in certain Caremark employment agreements and merger-related costs of $128.0 million.

Net revenues ~ As you review our Pharmacy Services Segment’s revenue performance, we believe you should consider the following important information:

•

The Caremark Merger significantly affected net revenues during the thirty-nine weeks ended September 27, 2008. The inclusion of 273 days of Caremark’s operations during the thirty-nine weeks ended September 27, 2008, compared to only 192 days during the thirty-nine weeks ended September 29, 2007 caused net revenues to increase approximately $7.9 billion during 2008.

•

The Pharmacy Services Segment recognizes revenues for its national retail pharmacy network transactions based on individual contract terms. In accordance with Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, (“EITF 99-19”), Caremark’s contracts are predominantly accounted for using the gross method whereas, prior to September 2007, PharmaCare’s contracts were accounted for using the net method. Effective September 1, 2007, we converted a number of the PharmaCare retail pharmacy network contracts to the Caremark contract structure, which resulted in those contracts being accounted for using the gross method. As a result, net revenues increased by approximately $429.6 million and $1.8 billion during the thirteen and thirty-nine weeks ended September 27, 2008, respectively.

•

Changes in mail service and retail network revenue are primarily impacted by changes in pharmacy claims processed, drug cost inflation, customer and claims mix, customer pricing and generic dispensing rates. Increases in generic dispensing rates have the effect of reducing total net revenues. Our business model is built around the alignment of our financial interests with those of our customers and their participants by making the use of prescription drugs safer and more affordable. Our clients and their participants benefit from the lower cost of generic drugs. Our net revenues are reduced as generic dispensing rates increase; however, our gross profit and gross profit margins generally increase with the corresponding increase in generic dispensing rates since generic drug revenues normally yield a higher gross profit rate than equivalent brand name drug revenues.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

•

During the thirteen and thirty-nine weeks ended September 27, 2008, mail service claims processed decreased to 14.7 million and 44.9 million claims, respectively, or 19.6% and 18.8%, compared to 18.3 million and 55.3 million claims in the thirteen and thirty-nine weeks ended September 29, 2007, respectively, on a comparable basis. Mail service claims decreased primarily due to the termination of the Federal Employees Health Benefit Plan (“FEP”) mail contract on December 31, 2007. Our average revenue per mail service claim increased by 8.3% and 7.2% during the thirteen and thirty-nine weeks ended September 27, 2008, respectively. Average revenue per mail service claim was impacted primarily by claims mix, generic dispensing rates and drug inflation. Specialty mail service claims, which have significantly higher average net revenues per claim, increased our average mail service revenue per claim by 9.7% and 9.1% during the thirteen and thirty-nine weeks ended September 27, 2008, respectively. This increase was primarily attributable to an increase in the percentage of total mail service claims represented by specialty mail service claims and drug cost inflation.

Our average revenue per mail service claim, excluding specialty mail service claims, decreased 1.4% and 1.9% during the thirteen and thirty-nine weeks ended September 27, 2008, respectively. This decrease was primarily attributable to an increase in the percentage of generic drugs dispensed. Mail service generic dispensing rates increased to 55.2% and 54.1% for the thirteen and thirty-nine weeks ended September 27, 2008, respectively, compared to 49.0% and 47.5% for the thirteen and thirty-nine weeks ended September 29, 2007, respectively, on a comparable basis. The 620 and 660 basis point increase in generic dispensing rates was primarily attributable to new generic drug introductions during 2007 and the thirteen and thirty-nine weeks ended September 27, 2008, as well as our continued efforts to encourage plan participants to utilize generic drugs when available. In addition, the termination of the FEP mail contract resulted in an increase in the mail service generic dispensing rate of approximately 140 basis points and 110 basis points during the thirteen and thirty-nine weeks ended September 27, 2008, respectively.

•

During the thirteen and thirty-nine weeks ended September 27, 2008, retail network claims processed increased to 134.4 million and 412.2 million claims, respectively, compared to 130.9 million and 397.5 million for the thirteen and thirty-nine weeks ended September 29, 2007, respectively, on a comparable basis. Retail network claims processed increased primarily due to increased enrollment in our Medicare Part D business. Average revenue per retail network claim processed increased by 3.8% and 5.7% during the thirteen and thirty-nine weeks ended September 27, 2008, respectively. The change in revenue recognition for PharmaCare contracts previously discussed increased our average revenue per retail network claim processed by approximately 6.5% and 9.2% during the thirteen and thirty-nine weeks ended September 27, 2008, respectively. In addition, our average revenue per retail network claim processed decreased approximately 2.7% and 3.5% during the thirteen and thirty-nine weeks ended September 27, 2008, respectively, primarily due to customer and claims mix and an increase in the percentage of generic drugs dispensed offset by drug cost inflation. Our retail network generic dispensing rates increased to 66.1% and 65.6% for the thirteen and thirty-nine weeks ended September 27, 2008, respectively, compared to 61.6% and 60.7% for the thirteen and thirty-nine weeks ended September 29, 2007, respectively, on a comparable basis. The 450 and 490 basis point increase in generic dispensing rates was comparable to that in our mail service claims (excluding the effect of the FEP mail contract) and is attributable to the same industry dynamics. We anticipate that our generic dispensing rates will increase in future periods; however, the magnitude of the increases will be determined by new generic drug introductions and participants’ response to our continued efforts to encourage plan participants to utilize generic drugs when available.

Gross profit includes net revenues less cost of revenues. Cost of revenues includes the cost of pharmaceuticals dispensed, either directly through our mail service and specialty retail pharmacies or indirectly through our national retail pharmacy network, shipping and handling costs and the operating costs of our mail service pharmacies, customer service operations and related information technology support. Gross profit as a percentage of net revenues was 8.4% and 7.9% for the thirteen and thirty-nine weeks ended September 27, 2008, respectively, compared to 8.8% and 8.6% for the thirteen and thirty-nine weeks ended September 29, 2007, respectively.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the thirty-nine weeks ended September 27, 2008, the Caremark Merger significantly affected our gross profit. As you review our Pharmacy Services Segment’s performance in this area, we believe you should consider the following important information:

•

As discussed above, our national retail network contracts are reviewed on an individual basis to determine if the revenues should be accounted for using the gross or net method under applicable accounting rules. Under these rules, the majority of Caremark’s national retail network contracts are accounted for using the gross method, resulting in increased revenues, increased cost of revenues and lower gross profit rates. Accordingly, the conversion of PharmaCare contracts to the Caremark contract structure, effective September 2007, also resulted in increased revenues, increased cost of revenues and lower gross profit margins. During the thirteen and thirty-nine weeks ended September 27, 2008, our gross profit rate was negatively impacted by the recording of PharmaCare contracts on a gross basis. The recording of these revenues on a gross basis did not impact the actual gross profit amount; however, it did decrease the gross profit percentage by approximately 40 basis points and 50 basis points during the thirteen and thirty-nine weeks ended September 27, 2008, respectively.

•

During the thirty-nine weeks ended September 27, 2008 and September 29, 2007, our gross profit as a percentage of total net revenues was 7.9% and 8.1%, respectively, on a comparable basis. Our gross profit rate was negatively impacted by a decrease in our mail penetration rate to 23.3% (primarily attributable to the loss of the FEP mail contract) for the thirteen and thirty-nine weeks ended September 27, 2008 from 28.4% and 28.3% for the thirteen and thirty-nine weeks ended September 29, 2007, respectively, and the recording of PharmaCare contracts on a gross basis as discussed above. The negative impact on our gross profit rate of the decrease in our mail penetration rate and the recording of PharmaCare contracts on a gross basis was partially offset by the benefit to our gross profit rate from the increase in our generic dispensing rates. Total generic dispensing rates increased to 65.1% and 64.6% for the thirteen and thirty-nine weeks ended September 27, 2008, respectively, compared to 60.1% and 59.1% for the thirteen and thirty-nine weeks ended September 29, 2007, respectively, on a comparable basis. As previously discussed, our net revenues are reduced as generic dispensing rates increase; however, our gross profit and gross profit margins generally increase with the corresponding increase in generic dispensing rates. However, the increased use of generic drugs is increasing the pressure from clients to reduce pharmacy reimbursement payments for generic drugs. We anticipate that our generic dispensing rates will increase in future periods which benefits our customers, plan participants and our financial performance.

•

Our Pharmacy Services business operates in a declining margin environment attributable to increased competition in the pharmacy benefit management industry and increased client demands for lower prices, enhanced service offerings and/or higher service levels. In that regard, our gross profits are continually impacted by our ability to retain our existing customers and win new business and to maintain and enhance our drug purchase discounts from manufacturers, wholesalers and retail pharmacies.

Total operating expenses, which include selling, general and administrative expenses (including integration and other related expenses), amortization related to selling, general and administrative activities and retail specialty pharmacy store and administrative payroll, employee benefits and occupancy costs decreased to 2.2% and 2.3% of net revenues during the thirteen and thirty-nine weeks ended September 27, 2008, respectively, compared to 2.6% and 2.8% during the thirteen and thirty-nine weeks ended September 29, 2007, respectively.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

As you review our Pharmacy Services Segment’s performance in this area, we believe you should consider the following important information:

•

During the thirteen weeks ended September 27, 2008, total operating expenses decreased 16.4% to $234.5 million compared to $280.6 million during the thirteen weeks ended September 29, 2007. Total operating expenses for the thirteen weeks ended September 27, 2008 include $2.7 million of integration and other related expenses compared to $17.1 million for the thirteen weeks ended September 29, 2007. In addition, total operating expenses for the thirteen weeks ended September 27, 2008 include $52.3 million of amortization expense resulting from the intangible assets recorded in connection with the Caremark Merger compared to $62.9 million of amortization expense resulting from the preliminary intangible assets recorded in connection with the Caremark Merger in the thirteen weeks ended September 29, 2007. Please see Note 3 to the consolidated condensed financial statements for additional information regarding the Caremark Merger.

•

On a comparable basis, during the thirteen weeks ended September 27, 2008, total operating expenses decreased 8.3% to $231.8 million, or 2.2% of net revenue, compared to $252.9 million, or 2.4% of net revenue, during the thirteen weeks ended September 29, 2007. Comparable results include incremental depreciation and amortization resulting from the intangible assets recorded in connection with the Caremark Merger and exclude merger-related expenses and integration costs of $2.7 million and $17.1 million in 2008 and 2007, respectively.

•

During the thirty-nine weeks ended September 27, 2008, the Caremark Merger significantly affected our operating expenses. Total operating expenses for the thirty-nine weeks ended September 27, 2008 include $18.1 million of integration and other related expenses and $24.1 million of incremental amortization expense resulting from the intangible assets recorded in connection with the Caremark Merger. During the thirty-nine weeks ended September 27, 2008, total operating expenses decreased 5.4% to $710.2 million, or 2.2% of net revenue, compared to $751.1 million, or 2.4% of net revenue, during the thirty-nine weeks ended September 29, 2007, on a comparable basis.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

In addition to funding our business through cash flows from operations, which totaled approximately $2.2 billion for the thirty-nine weeks ended September 27, 2008, we have an approximately $4.0 billion commercial paper program backed by an equal amount of borrowing capacity under existing credit facilities syndicated across a large number of banking institutions. Additionally, we successfully funded the Longs Acquisition using a combination of cash on hand, commercial paper and a $1.2 billion bridge loan facility. We anticipate that cash flows from operations, supplemented by short-term commercial paper and long-term borrowings, will continue to fund the future growth of our business.

Net cash provided by operating activities increased to $2,178.3 million during the thirty-nine weeks ended September 27, 2008, compared to $1,872.7 million during the comparable 2007 period. The increase in net cash provided by operations during the thirty-nine weeks ended September 27, 2008 primarily resulted from increased net earnings.

Net cash used in investing activities decreased to $1,273.1 million during the thirty-nine weeks ended September 27, 2008, compared to $3,051.7 million during the comparable 2007 period. The decrease in net cash used in investing activities was due to less acquisition activity during 2008 as 2007 included the Caremark Merger. Gross capital expenditures totaled $1,483.2 million for the thirty-nine weeks ended September 27, 2008, compared to $1,232.7 million in the comparable 2007 period. The majority of the cash used for capital expenditures in both reporting periods supported the Retail Pharmacy Segment’s real estate development program.

During the thirty-nine weeks ended September 27, 2008, we opened 136 new retail pharmacy stores and closed 34 retail pharmacy stores, 2 mail order pharmacies and 1 specialty mail order pharmacy. In addition, the Company relocated 122 retail pharmacy stores and 1 specialty pharmacy store. For the remainder of 2008, we plan to open 50 to 60 new or relocated retail pharmacy stores.

Net cash used in financing activities was $679.5 million during thirty-nine weeks ended September 27, 2008, compared to net cash provided by financing activities of $1,375.4 million during the comparable 2007 period. On September 5, 2008, in connection with the Longs Acquisition, we issued $350.0 million of floating rate senior notes due September 10, 2010. Net cash used in financing activities was related to the payment of commercial paper and the repurchase of common stock, offset by the issuance of the $350.0 million senior notes during the thirty-nine weeks ended September 27, 2008. Net cash provided by financing activities during the thirty-nine weeks ended September 29, 2007, was primarily due to increased long-term borrowings to fund the Caremark Merger offset, in part, by the repayment of short-term borrowings and the repurchase of common shares through the tender offer and accelerated share repurchase program. In July 2008, our Board of Directors authorized a 15% increase in our quarterly common stock dividend to $0.069 per share on the Company’s common stock payable August 1, 2008 to holders of record on July 21, 2008. This increase equates to an annual dividend rate of $0.276 per share.

We had $982.0 million of commercial paper outstanding at a weighted average interest rate of 2.7% as of September 27, 2008. In connection with our commercial paper program, we maintain a $675 million, five-year unsecured back-up credit facility, which expires on June 11, 2009, a $675 million, five-year unsecured back-up credit facility, which expires on June 2, 2010, a $1.4 billion, five-year unsecured back-up credit facility, which expires on May 12, 2011 and a $1.3 billion, five-year unsecured back-up credit facility, which expires on March 12, 2012. On September 12, 2008, we entered into a $1.2 billion backup credit facility, which will act as bridge facility to finance the Longs Acquisition. The credit facilities allow for borrowings at various rates that are dependent in part on our public debt rating. As of September 27, 2008, we had no outstanding borrowings against the credit facilities.

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

On May 7, 2008, our Board of Directors authorized, effective May 21, 2008, a share repurchase program for up to $2.0 billion of outstanding common stock. The specific timing and amount of repurchases will vary based on market conditions and other factors. From May 21, 2008 through September 27, 2008, we repurchased 0.6 million shares of common stock for $23.0 million. The shares were placed into our treasury account upon delivery. On August 12, 2008, the Company announced that it had entered into an agreement to acquire Longs. In anticipation of completing the Longs Acquisition, the Company elected to delay its share repurchase program. The Company intends to resume and complete its share repurchase program in the second half of 2009. We will continue to evaluate alternatives for optimizing our capital structure on an ongoing basis.

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

As of September 27, 2008, our long-term debt was rated “Baa2” by Moody’s and “BBB+” by Standard & Poor’s, and our commercial paper program was rated “P-2” by Moody’s and “A-2” by Standard & Poor’s. Upon completion of the Caremark Merger in March 2007, Standard & Poor’s raised the Company’s credit watch outlook from negative to stable. On May 15, 2008, Moody’s raised the Company’s credit watch from stable to positive. In assessing our credit strength, we believe that both Moody’s and Standard & Poor’s considered, among other things, our capital structure and financial policies as well as our consolidated balance sheet, the Caremark Merger and other financial information. Although we currently believe our long-term debt ratings will remain investment grade, we cannot guarantee the future actions of Moody’s and/or Standard & Poor’s. Our debt ratings have a direct impact on our future borrowing costs, access to capital markets and new store operating lease costs.

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

Goodwill and Intangible Assets

We account for goodwill and intangible assets in accordance with Statements of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”), No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).

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

The carrying value of goodwill and intangible assets covered by this critical accounting policy was $34.1 billion as of September 27, 2008. We did not record any impairment losses related to goodwill or intangible assets during 2008, 2007 or 2006. Although we believe we have sufficient current and historical information available to us to test for impairment, it is possible that actual cash flows could differ from the estimated cash flows used in our impairment tests. Due to the nature of the uncertainties discussed above, we cannot determine a reasonably likely change.

We have not made any material changes in the methodologies utilized to test the carrying values of goodwill and intangible assets for impairment during the past three years.

Closed Store Lease Liability

We account for closed store lease termination costs in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, subsequent to its adoption in 2003. As such, when a leased store is closed, we record a liability for the estimated present value of the remaining obligation under the non-cancelable lease, which includes future real estate taxes, common area maintenance and other charges, if applicable. The liability is reduced by estimated future sublease income.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our total closed store lease liability covered by this critical accounting policy was $539.3 million as of September 27, 2008. This amount is net of $392.4 million of estimated sublease income that is subject to the uncertainties discussed above. Although we believe we have sufficient current and historical information available to us to record reasonable estimates for sublease income, it is possible that actual results could differ. In order to help you assess the risk, if any, associated with the uncertainties discussed above, a ten percent (10%) pre-tax change in our estimated sublease income, which we believe is a reasonably likely change, would increase or decrease our total closed store lease liability by about $39.2 million as of September 27, 2008.

We have not made any material changes in the reserve methodology used to record closed store lease reserves during the past three years.

Self-Insurance Liabilities

We are self-insured for certain losses related to general liability, workers’ compensation and auto liability, although we maintain stop loss coverage with third party insurers to limit our total liability exposure. We are also self-insured for certain losses related to health and medical liabilities under our employee benefit plans.

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

Our total self-insurance liability covered by this critical accounting policy was $345.4 million as of September 27, 2008. Although we believe we have sufficient current and historical information available to us to record reasonable estimates for our self-insurance liability, it is possible that actual results could differ. In order to help you assess the risk, if any, associated with the uncertainties discussed above, a ten percent (10%) pre-tax change in our estimate for our self-insurance liability, which we believe is a reasonably likely change, would increase or decrease our self-insurance liability by about $34.5 million as of September 27, 2008.

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

Our total reserve for estimated inventory losses covered by this critical accounting policy was $114.7 million as of September 27, 2008. Although we believe we have sufficient current and historical information available to us to record reasonable estimates for estimated inventory losses, it is possible that actual results could differ. In order to help you assess the aggregate risk, if any, associated with the uncertainties discussed above, a ten percent (10%) pre-tax change in our estimated inventory losses, which we believe is a reasonably likely change, would increase or decrease our total reserve for estimated inventory losses by about $11.5 million as of September 27, 2008.

We have not made any material changes in the accounting methodology used to establish our inventory loss reserves during the past three years. Although we believe that the estimates discussed above are reasonable and the related calculations conform to generally accepted accounting principles, actual results could differ from our estimates, and such differences could be material.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces SFAS 141. SFAS 141R establishes the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for fiscal years beginning after December 15, 2008. As of September 27, 2008, the Company had $168.9 million of unrecognized tax benefits (after considering the federal benefit of state taxes) related to business combinations that would be treated as an adjustment to the purchase price allocation if they were recognized under SFAS 141. It is possible that a significant portion of these benefits will be recognized after adoption of SFAS 141R and within the next twelve months. To the extent these benefits are recognized after we adopt SFAS 141R, their recognition would affect the Company’s effective income tax rate rather than being treated as an adjustment to the purchase price allocation of the acquiree. The Company is currently evaluating the other potential impacts, if any, the adoption of SFAS 141R may have on its consolidated results of operations, financial position and cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determining the Useful Life of Intangible Assets. FSP No. FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful lives of recognized intangible assets. FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008. We do not believe the adoption of FSP No. FAS 142-3 will have a material impact on our consolidated results of operations, financial position or cash flows.

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

•	Our ability to successfully integrate Longs and to realize synergies and other benefits related to the Longs Acquisition;

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

Part I

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 27, 2008, the Company had no derivative financial instruments or derivative commodity instruments in place and believes that its exposure to market risk associated with other financial instruments, principally interest rate risk inherent in its debt portfolio is not material.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of September 27, 2008, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that occurred during the thirteen weeks ended September 27, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II	Item 1

Legal Proceedings

1.	Caremark’s subsidiary Caremark, Inc. (now known as Caremark, L.L.C.) is a defendant in a qui tam lawsuit initially filed by a relator on behalf of various state and federal government agencies in Texas federal court in 1999. The case was unsealed in May 2005. The case seeks money damages and alleges that Caremark’s processing of Medicaid and certain other government claims on behalf of its clients violates applicable federal or state False Claims Acts and fraud statutes. The United States and the States of Texas, Tennessee, Florida, Arkansas, Louisiana and California intervened in the lawsuit, but Tennessee and Florida withdrew from the lawsuit in August 2006 and May 2007, respectively. The parties previously filed cross motions for partial summary judgment, and in August 2008, the court granted several of Caremark’s motions and denied the motions filed by the plaintiffs. The court’s recent rulings are favorable to Caremark and substantially limit the ability of the plaintiffs to assert False Claims Act allegations or statutory or common law theories of recovery based on Caremark’s processing of Medicaid and other government reimbursement requests. We continue to evaluate the extent of any claims remaining in this lawsuit. The state plaintiffs and the relator have filed a motion asking the court to reconsider its rulings. The United States has asked the court to take the procedural steps necessary for it to take an immediate appeal.

2.	Caremark was named in a putative class action lawsuit filed on October 22, 2003 in Alabama state court by John Lauriello, purportedly on behalf of participants in the 1999 settlement of various securities class action and derivative lawsuits against Caremark and others. Other defendants include insurance companies that provided coverage to Caremark with respect to the settled lawsuits. The Lauriello lawsuit seeks approximately $3.2 billion in compensatory damages plus other non-specified damages based on allegations that the amount of insurance coverage available for the settled lawsuits was misrepresented and suppressed. A similar lawsuit was filed on November 5, 2003, by Frank McArthur, also in Alabama state court, naming as defendants Caremark, several insurance companies, attorneys and law firms involved in the 1999 settlement. This lawsuit was stayed as a later-filed class action, but McArthur was subsequently allowed to intervene in the Lauriello case. In February 2008, the court stayed the Lauriello proceedings pending an appeal by McArthur of certain rulings related to his complaint in intervention. In September 2008, the Alabama Supreme Court entered judgment on McArthur’s appeal, and the proceedings in the Lauriello case are expected to resume after the court lifts the stay and returns the case to its active docket.

3.	Caremark and its subsidiaries Caremark Inc. (now known as Caremark, L.L.C.) and AdvancePCS (now known as CaremarkPCS, L.L.C.) have been named in a putative class action lawsuit filed in March 2003 in a California state court by an individual named Robert Irwin, purportedly on behalf of California members of non-ERISA health plans and/or all California taxpayers. The lawsuit, which also names other PBMs as defendants, alleges violations of California’s unfair competition laws and challenges alleged business practices of PBMs, including practices relating to pricing, rebates, formulary management, data utilization and accounting and administrative processes. In September 2008, the plaintiff agreed to dismiss the lawsuit without prejudice as to the Caremark defendants.

Part II	Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Stock Repurchases

The following table presents the total number of shares purchased during the thirteen weeks ended September 27, 2008, the average price paid per share, the number of shares that were purchased as part of a publicly announced tender offer and a separate, subsequent repurchase program, and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to the $2.0 billion repurchase program.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 29, 2008 through July 26, 2008	—	—	—	$1,976,949,500
July 27, 2008 through August 23, 2008	—	—	—	$1,976,949,500
August 24, 2008 through September 27, 2008	—	—	—	$1,976,949,500

(1)	On May 7, 2008, the Company’s Board of Directors authorized, effective May 21, 2008, a share repurchase program for up to $2.0 billion of outstanding common stock. The specific timing and amount of repurchases will vary based on market conditions and other factors. From May 21, 2008 through September 27, 2008, the Company repurchased 0.6 million shares of common stock for $23.0 million. The shares were placed into the Company’s treasury account upon delivery. On August 12, 2008, the Company announced that it had entered into an agreement to acquire Longs. In anticipation of completing the Longs Acquisition, the Company elected to delay its share repurchase program. The Company intends to resume and complete its share repurchase program in the second half of 2009.

Part II	Item 6

Exhibits

Item 6. Exhibits

Exhibits:

3.1	Amended and Restated Certificate of Incorporation of the Registrant [incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (Commission File No. 001-01011)].

3.1A	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective May 13, 1998 [incorporated by reference to Exhibit 4.1A to Registrant’s Registration Statement No. 333-52055 on Form S-3/A dated May 18, 1998].

3.1B	Certificate of Amendment to the Amended and Restated Certificate of Incorporation [incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated March 22, 2007 (Commission File No. 001-01011)].

3.1C	Certificate of Merger dated May 9, 2007 [incorporated by reference to Exhibit 3.1C to Registrant’s Quarterly Report on Form 10-Q dated November 1, 2007 (Commission File No. 001-01011)].

3.2	By-laws of the Registrant, as amended and restated [incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated February 5, 2008 (Commission File No. 001-01011)].

10.1	Credit Agreement dated as of September 12, 2008, by and among CVS Caremark Corporation, the lenders party thereto, Lehman Commercial Paper Inc. as Administrative Agent, Deutsche Bank Securities Inc. as Syndication Agent and Bank of America, N.A., Morgan Stanley Bank, and Wachovia Bank National Association as Co-Documentation Agents.

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Signatures:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CVS Caremark Corporation

(Registrant)

/s/ David B. Rickard
David B. Rickard Executive Vice President, Chief Financial Officer and Chief Administrative Officer October 30, 2008