Form 10-K
period 2008-12-31
CVS CAREMARK CORP
filed 2009-02-27
CIK 64803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

Large accelerated filer    ☒         Accelerated filer    ☐         Non-accelerated filer    ☐

(Do not check if a smaller reporting company) Smaller reporting company    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $56,793,037,000 as of June 27, 2008, based on the closing price of the common stock on the New York Stock Exchange. For purposes of this calculation, only executive officers and directors are deemed to be the affiliates of the registrant.

As of February 23, 2009, the registrant had 1,455,515,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Filings made by companies with the Securities and Exchange Commission sometimes “incorporate information by reference.” This means that the company is referring you to information that was previously filed or is to be filed with the SEC, and this information is considered to be part of the filing you are reading. The following materials are incorporated by reference into this Form 10-K:

•

Information contained on pages 18 through 64, and pages 66 through 67 of our Annual Report to Stockholders for the fiscal year ended December 31, 2008 is incorporated by reference in our response to Items 7, 8 and 9 of Part II.

•	Information contained in our Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated by reference in our response to Items 10 through 14 of Part III.

PART I

Item 1.	Business

Overview

CVS Caremark Corporation (“CVS Caremark”, the “Company”, “we” or “us”) is the largest provider of prescriptions and related health care services in the United States. We fill or manage more than one billion prescriptions annually. As a fully integrated pharmacy services company, we drive value for our customers by effectively managing pharmaceutical costs and improving health care outcomes through our approximately 6,900 CVS/pharmacy® and Longs Drug® retail stores; our pharmacy benefit management, mail order and specialty pharmacy division, Caremark Pharmacy Services®; our retail-based health clinic subsidiary, MinuteClinic®; and our online pharmacy, CVS.com®. We currently operate two business segments: Pharmacy Services and Retail Pharmacy. Our business segments are operating units that offer different products and services and require distinct technology and marketing strategies.

The Caremark Merger

Effective March 22, 2007, we closed our merger with Caremark Rx. Inc. (the “Caremark Merger”). Following the Caremark Merger we changed our name to CVS Caremark Corporation and Caremark Rx, Inc. became a wholly-owned subsidiary, Caremark Rx, L.L.C. (“Caremark”). The Caremark Merger has positioned our Company to deliver significant benefits to (i) health plan sponsors through effective cost management solutions and innovative programs and (ii) consumers through expanded choice, improved access and more personalized services.

The Caremark Merger has enabled us to achieve significant synergies from purchasing scale and operating efficiencies. The purchasing synergies include additional purchase discounts (including rebates obtained from pharmaceutical manufacturers) and cost efficiencies obtained from our national network of retail pharmacies. Operating synergies include cost savings resulting from productivity increases and other efficiencies obtained by eliminating duplicate facilities and excess capacity and combining complementary operations.

The Caremark Merger has also created significant incremental revenue opportunities for our Company through a variety of new programs and plan designs that benefit from our client relationships, our integrated information systems and the ability of our more than 25,000 pharmacists, nurse practitioners and physician assistants to interact personally with the millions of consumers who shop our stores every day. In that regard, during 2008, we introduced Proactive Pharmacy Care™, an earlier, easier, more effective approach to engaging plan participants in behaviors that can help lower costs, improve health, and save lives. Examples of Proactive Pharmacy Care programs include: Maintenance Choice™ (a flexible fulfillment option that affords eligible plan participants the convenient choice of picking up their 90-day supply of maintenance medications at any CVS/pharmacy store or obtaining them through mail order in either case at the cost of mail for both the payer and the plan participant); Bridge Supply (which enables eligible plan participants to avoid gaps in care while waiting for their medications to arrive in the mail by obtaining a bridge supply of their prescriptions at any CVS/pharmacy store at no additional charge); and a new ExtraCare® Health Card program (which offers discounts to eligible plan participants on certain Flexible Spending Account-eligible and over-the-counter health care products sold in any of our CVS/pharmacy stores). We are also creating new compliance and persistency programs designed to ensure that patients take their medications in the correct manner as well as enhanced disease management programs that are targeted at managing chronic disease states. In addition, we are working with our clients to (i) decrease unnecessary and expensive emergency room visits by encouraging plan participants to use our MinuteClinic locations for everyday common ailments and (ii) create pilot programs that offer convenient, unique services available at MinuteClinic such as injection training for specialty pharmacy patients.

While certain of these programs (like Maintenance Choice, Bridge Supply, and the ExtraCare Health Card program) have already been adopted by many CVS Caremark clients, others are still in the formative stage and require additional information system enhancements and/or changes in work processes. Accordingly, over the long-term, there can be no assurance as to the timing or amount of incremental revenues that can be achieved with these kinds of programs.

We believe the breadth of capabilities resulting from the Caremark Merger are resonating with our clients and contributed to our success at renewing existing clients and obtaining a significant number of new clients in the 2008 selling season.

The Longs Acquisition

Effective October 20, 2008, we acquired Longs Drug Stores Corporation, which includes 529 retail drug stores (the “Longs Drug Stores”) and RxAmerica LLC (“RxAmerica”), which provides pharmacy benefit management services, and certain other related assets (collectively the “Longs Acquisition”).

Pharmacy Services Segment

The Pharmacy Services business provides a full range of prescription benefit management (“PBM”) services including mail order pharmacy services, specialty pharmacy services, plan design and administration, formulary management and claims processing. Our customers are primarily employers, insurance companies, unions, government employee groups, managed care organizations and other sponsors of health benefit plans and individuals throughout the United States. In addition, through our SilverScript Insurance Company (“SilverScript”) and Accendo Insurance Company (“Accendo”) subsidiaries, we are a national provider of drug benefits to eligible beneficiaries under the Federal Government’s Medicare Part D program. Currently, the pharmacy services business operates under the Caremark Pharmacy Services®, Caremark®, CVS Caremark™, CarePlus CVS/pharmacy™, CarePlus™, RxAmerica®, AccordantCare® and TheraCom® names. As of December 31, 2008, the Pharmacy Services segment operated 58 retail specialty pharmacy stores, 19 specialty mail order pharmacies and 7 mail service pharmacies located in 26 states, Puerto Rico and the District of Columbia.

Our Strategy ~ Our business strategy centers on providing innovative pharmaceutical solutions and quality customer service in order to enhance clinical outcomes for the participants in our customers’ health benefit plans while assisting our customers in better managing their overall health care costs. We believe the Caremark Merger has positioned our company to deliver significant benefits to health plan sponsors through effective cost-management solutions and innovative programs and to consumers through expanded choice, improved access and more personalized services.

Our Services ~ The PBM services we provide for our customers involve the design and administration of programs aimed at reducing the cost and improving the safety, effectiveness and convenience of prescription drug use. These services are described more fully below.

Plan Design and Administration ~ Our customers sponsor pharmacy benefit plans which facilitate the ability of eligible participants in these plans to receive medications prescribed by their physicians. We assist our customers in designing pharmacy benefit plans that minimize the costs to the customer while prioritizing the welfare and safety of the customers’ participants. We also administer these benefit plans for our customers and assist them in monitoring the effectiveness of these plans through frequent, informal communications as well as through a formal annual customer review.

We make recommendations to our customers encouraging them to design benefit plans promoting the use of the lowest cost, most clinically appropriate drug. We believe that we help our customers control costs by recommending plans that encourage the use of generic equivalents of brand name drugs when such equivalents are available. Our customers also have the option, through plan design, to further lower their pharmacy benefit plan costs by setting different participant payment levels for different products on our drug lists.

Formulary Management ~ We utilize an independent panel of doctors, pharmacists and other medical experts, referred to as our Pharmacy and Therapeutics Committee, to select drugs that meet the highest standards of safety and efficacy for inclusion on our drug lists. Our drug lists provide recommended products in numerous drug classes to ensure participant access to clinically appropriate alternatives under the customer’s pharmacy benefit plan. To improve clinical outcomes for participants and customers, we conduct ongoing, independent reviews of all drugs, including, but not limited to, those appearing on the drug list and generic equivalent products, as well as of our clinical programs.

Discounted Drug Purchase Arrangements ~ We negotiate with pharmaceutical manufacturers to obtain discounted acquisition costs for many of the products on our drug lists, and these negotiated discounts enable us to offer reduced costs to customers that choose to adopt our drug lists. The discounted drug purchase arrangements we negotiate typically provide for our receiving discounts from established list prices in one or a combination, of the forms. In that regard, these discounts generally take the form of a direct discount at the time of purchase, a discount for prompt payment of invoices or, when products are indirectly purchased from a manufacturer (e.g., through a wholesaler or retail pharmacy/chain), a retroactive discount, or rebate. We also receive additional discounts under our wholesale contracts if we exceed contractually-defined annual purchase volumes. We record these discounts, regardless of their form, as a reduction of our cost of revenues.

Prescription Management Systems ~ We dispense prescription drugs both directly, through our own pharmacies, and indirectly, through a network of retail pharmacies. All prescriptions, whether they are filled through one of our mail service pharmacies or through a pharmacy in our retail network, are analyzed, processed and documented by our proprietary prescription management systems. These systems assist staff and network pharmacists in processing prescriptions by automating tests for various items, including, but not limited to, plan eligibility, early refills, duplicate dispensing, appropriateness of dosage, drug interactions or allergies, over-utilization and potential fraud.

Mail Pharmacy Program ~ We currently operate 7 large, automated mail service pharmacies in the continental United States, including one located in Largo, Florida, that we expect to consolidate during 2009. Our customers or their physicians submit prescriptions, primarily for maintenance medications, to these pharmacies via mail, telephone, fax or the Internet. We also operate a network of smaller mail service specialty pharmacies described below. Additionally, we operate a United States Food and Drug Administration (“FDA”) regulated repackaging facility in which we repackage certain drugs into the most common prescription amounts dispensed from our automated mail service pharmacies. Our staff pharmacists review mail service prescriptions and refill requests with the assistance of our prescription management systems. This review may involve communications with the prescribing physician and, with the physician’s approval, can result in generic substitution, therapeutic interchange or other actions to affect cost or to improve quality of treatment. In these cases, we inform participants about the changes made to their prescriptions.

Specialty Pharmacy ~ Our specialty pharmacies support individuals that require complex and expensive drug therapies. Our specialty pharmacies are comprised of 19 specialty mail order pharmacies located throughout the United States and are used for delivery of advanced medications to individuals with chronic or genetic diseases and disorders. One of our mail service specialty pharmacies, TheraCom®, provides new product launch services for manufacturers of specialty drugs. Substantially all of these pharmacies have been accredited by the Joint Commission, which is an independent, not-for-profit organization which accredits and certifies more than 15,000 health care organizations and programs in the United States. The Company also operates a network of 58 retail specialty pharmacy stores (which operate under the Caremark, CarePlus™ or CVS/pharmacy name). These stores average 2,000 square feet in size and sell prescription drugs and a limited assortment of front store items such as alternative medications, homeopathic remedies and vitamins.

Onsite Pharmacies ~ We also operate a limited number of small pharmacies located at client sites under the CarePlus CVS/pharmacy, CVS/pharmacy or CarePlus™ name, which provide participants with a convenient alternative for filling their prescriptions.

Retail Pharmacy Network ~ We maintain a national network of approximately 60,000 retail pharmacies including CVS/pharmacy and Longs Drug stores. When a customer fills a prescription in a retail pharmacy, the pharmacy sends prescription data electronically to us from the point-of-sale. This data interfaces with our proprietary prescription management systems, which verify relevant customer data, including eligibility and participant information, and perform a drug utilization review to determine clinical appropriateness and safety in addition to confirming that the pharmacy will receive payment for the prescription.

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

Disease Management Programs ~ Our clinical services utilize advanced protocols and offer customers convenience in working with health care providers and other third parties. Our AccordantCare health management programs include integrated disease management, which includes 27 diseases such as asthma, coronary artery disease, congestive heart failure, diabetes, hemophilia, rheumatoid arthritis and multiple sclerosis. The majority of these integrated programs are accredited by the National Committee for Quality Assurance (“NCQA”), a private, not-for-profit organization that evaluates, accredits and certifies a wide range of health care organizations.

Medicare Part D Services ~ We participate in the administration of the drug benefit added to the Medicare program through Part D of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) (the “Medicare Drug Benefit”) through the provision of PBM services to our health plan clients and other clients that have qualified as Medicare Part D prescription drug plans (“PDP”). We also participate (i) by offering Medicare Part D pharmacy benefits through our subsidiaries, SilverScript and Accendo, which have been approved by the Centers for Medicare and Medicaid Services (“CMS”), as PDPs, and (ii) by assisting employer, union and other health plan clients that qualify for the retiree drug subsidy available under Medicare Part D by collecting and submitting eligibility and/or drug cost data to CMS in order for them to obtain the subsidy. During 2008, our PharmaCare Management Services subsidiary, through a joint venture with Universal American Corp. (“UAC”), also participated in the offering of Medicare Part D pharmacy benefits by affiliated entities of UAC that qualified as PDPs. The Company and UAC dissolved this joint venture at the end of the 2008 plan year and have divided responsibility for providing Medicare Part D services to the affected UAC plan members beginning with the 2009 plan year.

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

Customers ~ Our customers are primarily sponsors of health benefit plans (employers, unions, government employee groups, insurance companies and managed care organizations) and individuals located throughout the United States. We provide pharmaceuticals to eligible participants in benefit plans maintained by our customers and utilize our information systems to perform safety checks, drug interaction screening and generic substitution. We generate substantially all of our Pharmacy Services Segment net revenue from dispensing prescription drugs to eligible participants in benefit plans maintained by our customers. During the year-ended December 31, 2008, we managed over 633 million prescriptions for individuals from over 3,300 organizations.

Competition ~ We believe the primary competitive factors in the industry include: (i) the ability to negotiate favorable discounts from drug manufacturers; (ii) the ability to negotiate favorable discounts from, and access to, retail pharmacy networks; (iii) responsiveness to customers’ needs; (iv) the ability to identify and apply effective cost management programs utilizing clinical strategies; (v) the ability to develop and utilize preferred drug lists; (vi) the ability to market PBM products and services; (vii) the commitment to provide flexible, clinically-oriented services to customers; and (viii) the quality, scope and costs of products and services offered to customers and their participants. The Pharmacy Services segment competes with a number of large, national PBM companies, including Medco Health Solutions, Inc. and Express Scripts, Inc., as well as many smaller local or regional PBMs. We also compete with several large health insurers/managed care plans (e.g. UnitedHealthcare, Wellpoint, Aetna, CIGNA) and retail pharmacies, which have their own PBM capabilities, as well as with several other national and regional companies which provide services similar to ours.

Retail Pharmacy Segment

As of December 31, 2008, the Retail Pharmacy Segment included 6,923 retail drugstores, of which 6,857 operated a pharmacy, our online retail website, CVS.com® and our retail health care clinics. The retail drugstores are located in 41 states and the District of Columbia operating primarily under the CVS/pharmacy®, or Longs Drug® names. We currently operate in 89 of the top 100 U.S. drugstore markets and hold the number one or number two market share in 60 of these markets. Overall, we hold the number one or number two market share position in 67% of the markets in which our retail drugstores operate. CVS/pharmacy stores sell prescription drugs and a wide assortment of general merchandise, which we refer to as “front store” products. Existing stores range in size from approximately 8,000 to 25,000 square feet, although most new stores range in size from approximately 10,000 to 13,000 square feet and typically include a drive-thru pharmacy. During fiscal 2008, we filled approximately 559 million retail prescriptions, or approximately 17% of the U.S. retail pharmacy market.

As of December 31, 2008, we operated 560 retail health care clinics in 27 states under the MinuteClinic name, of which 534 were located within CVS/pharmacy stores. The clinics utilize nationally recognized medical protocols to diagnose and treat minor health conditions and are staffed by board-certified nurse practitioners and physician assistants.

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

	Percentage of Net Revenues(1)
	2008	2007	2006
Prescription drugs	68%	68%	68%
Over-the-counter and personal care	13	13	13
Beauty/cosmetics	4	4	4
General merchandise and other	15	15	15

	100%	100%	100%

(1)	Percentages are estimates based on store point-of-sale data.

Pharmacy ~ Pharmacy revenues represented approximately 68% of Retail Pharmacy revenues in 2008, 2007 and 2006 respectively. We believe that our pharmacy operations will continue to represent a critical part of our business due to our ability to attract and retain managed care customers, favorable industry trends (e.g., an aging American population consuming a greater number of prescription drugs, pharmaceuticals being used more often as the first line of defense for managing illness) the proliferation of new pharmaceutical products, the federally funded prescription drug benefit promulgated in 2006 as part of the MMA and our on going program of purchasing customer lists from independent pharmacies. We believe our pharmacy business benefits from our investment in both people and technology. Given the nature of prescriptions, people want their prescriptions filled accurately and ready when promised, by professional pharmacists using the latest tools and technology. As such, our Pharmacy Service Initiative, which is designed to resolve potential problems at the point of drop-off that could delay a prescription being filled, has enabled us to improve our dispensing process resulting in improved customer service ratings. Further evidencing our belief in the importance of pharmacy service is our continuing investment in technology, such as our Drug Utilization Review system that checks for harmful interactions between prescription drugs, over-the-counter products, vitamins and herbal remedies; our Rx Connect system; our touch-tone telephone reorder system, Rapid RefillTM; CVS/pharmacy Health Savings Pass; Proactive Pharmacy CareTM; and our online business, CVS.com.

Front Store ~ Front store revenues benefited from our strategy to be the first to market with new and unique products and services, using innovative marketing and adjusting our mix of merchandise to match our customers’ needs and preferences. A key component of our front store strategy is our ExtraCare® card program, which is helping us continue to build our loyal customer base. In addition, the ExtraCare program is one of the largest and most successful retail loyalty programs in the United States. The ExtraCare program allows us to balance our marketing efforts so we can reward our best customers by providing them automatic sale prices, customized coupons, ExtraBucks® rewards and other benefits. Another component of our front store strategy is our unique product offerings, which include a full range of high-quality CVS brand products that are only available through CVS. We currently carry over 3,300 CVS brand and proprietary brand products, which accounted for approximately 15% of our front store revenues during 2008.

Store Development ~ The addition of new stores has played, and will continue to play, a major role in our continued growth and success. Our store development program focuses on three areas: entering new markets, adding stores within existing markets and relocating stores to more convenient, freestanding sites. During 2008, we opened 188 new retail pharmacy stores and 2 new specialty pharmacy stores, acquired 529 stores as part of the Longs Acquisition, relocated 129 retail pharmacy stores and 3 specialty pharmacy stores and closed 39 stores. During the last five years, we opened more than 1,300 new and relocated stores, and acquired approximately 2,500 stores. More than two-thirds of our store base was opened or significantly remodeled within the last five years. During 2009, we expect to open between 250 and 300 new or relocated stores. We believe that continuing to grow our store base and locating stores in desirable geographic markets are essential components to compete effectively in the current managed care environment. As a result, we believe that our store development program is an integral part of our ability to maintain our leadership position in the retail drugstore industry.

Information Systems ~ We have continued to invest in information systems to enable us to deliver a high level of customer service while lowering costs and increasing operating efficiency. We were one of the first in the industry to introduce Drug Utilization Review technology that checks for harmful interactions between prescription drugs, over-the-counter products, vitamins and herbal remedies. We were also one of the first in the industry to install a chain wide automatic prescription refill system, CVS Rapid RefillTM, which enables customers to order prescription refills 24 hours a day using a touch-tone telephone. We continue to enhance our Visible Improvement in Profits, Execution and Results (“VIPER”) system, a transaction monitoring application designed to mitigate inventory losses attributable to process deficiencies or fraudulent behavior by providing visibility to transactions processed through our point-of-sale systems. In addition, we operate distribution centers with fully integrated technology solutions for storage, product retrieval and order picking. In addition, in 2009, we plan on implementing a new pharmacy fulfillment system Rx Connect, which will reengineer the way our pharmacists communicate and fill prescriptions. Further, we continue to enhance our Assisted Inventory Management system, which is designed to more effectively link our stores and distribution centers with suppliers to speed the delivery of merchandise to our stores in a manner that both increases in-stock positions in the stores and lowers our investment in inventory.

Customers ~ Managed care and other third party plans accounted for 96% of our 2008 pharmacy revenues. Since our revenues relate to numerous payors, including employers and managed care organizations, the loss of any one payor should not have a material effect on our business. No single customer accounts for 10% or more of our total revenues. We also fill prescriptions for many government funded programs, including State Medicaid plans and Medicare Part D drug plans.

Seasonality ~ The majority of our revenues, particularly pharmacy revenues, are generally not seasonal in nature. However, front store revenues tend to be higher during the December holiday season. For additional information, we refer you to the Note “Quarterly Financial Information” on page 64 in our Annual Report to Stockholders for the fiscal year ended December 31, 2008, which section is incorporated by reference herein.

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

Working Capital Practices

We fund the growth of our business through a combination of cash flow from operations, commercial paper and long-term borrowings. For additional information on our working capital practices, we refer you to the caption “Liquidity and Capital Resources” on page 29 in our Annual Report to Stockholders for the fiscal year ended December 31, 2008, which section is incorporated by reference herein. The majority of our non-pharmacy revenues are in cash, while managed care and other third party insurance programs, which typically settle in less than 30 days, represented approximately 98% of our consolidated pharmacy revenues in 2008. Our customer returns are not significant.

Associate Development

As of December 31, 2008, we employed approximately 215,000 associates, which included more than 25,000 pharmacists, nurse practitioners and physician assistants. In addition, approximately 90,000 associates were part-time employees who work less than 30 hours per week. To deliver the highest levels of service to our customers, we devote considerable time and attention to our people and service standards. We emphasize attracting and training, knowledgeable, friendly and helpful associates to work in our stores, clinics and throughout our organization.

Intellectual Property

We have registered or applied to register a variety of trademarks, service marks and trade names used in our business. We regard our intellectual property as having significant value in both our segments. We are not aware of any facts that could materially impact our continuing use of any of our intellectual property.

Government Regulation of Health Care Matters

Overview ~ As a participant in the health care industry, our retail and pharmacy services businesses are subject to federal and state laws and regulations that govern the purchase, sale and distribution of prescription drugs and related services, including administration and management of prescription drug benefits. Many of our PBM clients, including insurers and managed care organizations (“MCOs”), are themselves subject to extensive regulations that affect the design and implementation of prescription drug benefit plans that they sponsor. The application of complex standards to the detailed operation of our business creates areas of uncertainty. Moreover, regulation of the health care industry continues to evolve, and there are numerous proposed health care laws and regulations at the federal and state levels, many of which could adversely affect our business if they are enacted. We are unable to predict what additional federal or state legislation or regulatory initiatives may be enacted in the future relating to our business or the health care industry in general, or what effect any such legislation or regulations might have on us. Any failure or alleged failure to comply with applicable laws and regulations, or any adverse applications of, or changes in, the laws and regulations affecting our business, could have a material adverse effect on our operating results and financial condition.

Among the existing federal and state laws and regulations that affect aspects of our business are the following:

Anti-Remuneration Laws ~ Federal law prohibits, among other things, an entity from knowingly and willfully offering, paying, soliciting or receiving, subject to certain exceptions and “safe harbors,” any remuneration to induce the referral of individuals or the purchase, lease or order (or the arranging for or recommending of the purchase, lease or order) of items or services for which payment may be made under Medicare, Medicaid or certain other federal health care programs. A number of states have similar laws, some of which are not limited to services paid for with government funds. State laws and exceptions or safe harbors vary and have been infrequently interpreted by courts or regulatory agencies. Sanctions for violating these federal and state anti-remuneration laws may include imprisonment, criminal and civil fines, and exclusion from participation in Medicare, Medicaid and other government-sponsored health care programs. The federal anti-remuneration law has been interpreted broadly by some courts, the Office of Inspector General (the “OIG”) within the United States Department of Health and Human Services (“HHS”) and administrative bodies. Because of the federal statute’s broad scope, HHS established certain safe harbor regulations that specify various practices that are protected from criminal or civil liability. Safe harbors exist for certain discounts offered to purchasers, certain personal services arrangements, certain payments made by vendors to group purchasing organizations, in certain cases the provision of electronic prescribing technology to physicians, and certain other transactions and relationships. A practice that does not fall within a safe harbor is not necessarily unlawful but may be subject to challenge by HHS.

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

The federal anti-remuneration law has been cited as a partial basis, along with state consumer protection laws, for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies in connection with product conversion programs. Additionally, certain governmental entities have commenced investigations of companies in the pharmaceutical services industry and have identified issues concerning development of preferred drug lists, therapeutic interchange programs, pricing of pharmaceutical products and discounts from prescription drug manufacturers.

Antitrust and Unfair Competition ~ Numerous lawsuits have been filed throughout the United States against pharmaceutical manufactures and/or PBMs under various state and federal antitrust and unfair competition laws challenging, among other things: (i) brand drug pricing practices of pharmaceutical manufacturers, (ii) the maintenance of retail pharmacy networks by PBMs, and (iii) various other business practices of PBMs. To the extent that we appear to have actual or potential market power in a relevant market, our business arrangements and practices may be subject to heightened scrutiny from an anti-competitive perspective and possible challenge by state or federal regulators or private parties. See Item 3, “Legal Proceedings” for further information.

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

Consumer Protection Laws ~ The Federal Government and most states have consumer protection laws that have been the basis for investigations, lawsuits and multi-state settlements relating to, among other matters, financial incentives provided by drug manufacturers to pharmacies in connection with therapeutic interchange programs.

Corporate Integrity Agreements ~ In September 2005, Caremark’s subsidiary, AdvancePCS (now known as CaremarkPCS, L.L.C.), entered into a settlement agreement with the federal government relating to certain alleged PBM business practices, pursuant to which AdvancePCS agreed, among other things, to adhere to certain business practices pursuant to a consent order and to maintain a compliance program in accordance with a corporate integrity agreement entered into with the OIG for a period of five years. Our PBM subsidiaries have agreed, with limited exceptions, to comply with the requirements of the corporate integrity agreement applicable to AdvancePCS.

In March 2008, the Company entered into a settlement agreement with the federal government and a number of states relating to dispensing of the generic drug ranitidine at its retail pharmacies. At the same time, the Company entered into a corporate integrity agreement with the OIG for a period of five years applicable to certain retail and mail service operations of the Company.

Each corporate integrity agreement requires, among other things, maintenance of our compliance program, employee training, specific reviews by an independent review organization and various government reporting obligations. Failure to meet our obligations under these corporate integrity agreements could result in stipulated financial penalties, and failure to comply with material terms could lead to exclusion of our applicable business from participation in federal health care programs.

Contract Audits ~ We are subject to audits of many of our contracts, including our PBM customer contracts, our pharmacy provider agreements and our contracts relating to the Medicare Drug Benefit. Audits are typically conducted pursuant to certain provisions in our contracts that grant audit rights and set forth applicable audit procedures. Because some of our contracts are with state or federal governments, audits of these agreements are often regulated by the federal or state agencies responsible for administering federal or state benefits programs, including those which operate prescription drug plans or Medicare Advantage organizations under the MMA. The audits generally focus on, among other things, compliance with the applicable terms of our contracts and applicable legal requirements.

Disease Management Services Regulation ~ We provide customers with clinical services in the form of disease management programs, and we employ nurses and other clinicians, where needed, to develop and implement our disease management programs. All states regulate the practice of medicine and the practice of nursing, and employees engaged in a professional practice must satisfy applicable state licensing requirements.

ERISA Regulation ~ The Employee Retirement Income Security Act of 1974, as amended (“ERISA”), provides for comprehensive federal regulation of certain employee pension and benefit plans, including private employer and union sponsored health plans and certain other plans that contract with us to provide PBM services. In general, we assist plan sponsors in the administration of the prescription drug portion of their health benefit plans, in accordance with the plan designs adopted by the plan sponsors. We do not believe that the conduct of our business subjects us to the fiduciary obligations of ERISA, except when we have specifically contracted with a plan sponsor to accept limited fiduciary responsibility for the adjudication of initial prescription drug benefit claims and/or the appeals of denied claims under a plan. We and other PBMs have been named in lawsuits alleging that we act as a fiduciary, as such term is defined by ERISA, with respect to health benefit plans and that we have breached certain fiduciary obligations under ERISA.

ERISA fiduciaries may be held personally liable for entering into service contracts or arrangements, like PBM contracts, on behalf of ERISA plans if the terms of the contract are not reasonable or if the service provider receives more than reasonable compensation for the services provided. In such cases, the service provider may also be required to disgorge any unreasonable compensation received and may be subject to civil penalties imposed by the U.S. Department of Labor.

In December 2007, the Department of Labor issued comprehensive proposed regulations regarding when a service contract or arrangement with an ERISA plan was reasonable. If finalized in the form proposed, the regulations could require service providers, including PBMs, to provide detailed disclosure regarding all direct and indirect compensation to be received in connection with the services to be provided, as well as potential conflicts of interest that could impact the provision of services by the service provider. Under the proposed regulations, failure by the service provider to fully comply with these disclosure requirements would cause the contract to be unreasonable and to violate ERISA. Significant comments were filed in response to the proposed regulations. We cannot be certain when or if, the proposed regulations will be finalized or the extent to which final regulations may apply to our business. The regulations currently in effect provide very little guidance regarding what constitutes a reasonable contract or arrangement or reasonable compensation.

State laws discussed in this Government Regulation section that may be applicable to us or to plan sponsors that are our customers may be preempted in whole or in part by ERISA. However, the scope of ERISA preemption is uncertain and is subject to conflicting court rulings.

False Claims and Fraudulent Billing Statutes ~ A range of federal civil and criminal laws target false claims and fraudulent billing activities. One of the most significant of these laws is the Federal False Claims Act, which prohibits the submission of a false claim or the making of a false record or statement in order to secure reimbursement from, or limit reimbursement to, a government-sponsored program. Some states have passed substantially similar acts. In recent years, federal and state governments have launched several initiatives aimed at uncovering practices that violate false claims or fraudulent billing laws. The Federal Deficit Reduction Act of 2005 (“DRA”), for example, requires certain entities that receive or make annual Medicaid payments over a certain amount to provide their employees and certain contractors and agents with certain information regarding the federal and state false claims acts, whistleblower protections, and the entity’s processes for detecting and preventing fraud, waste and abuse. Claims under these laws may be brought either by the government or by private individuals on behalf of the government through a qui tam or “whistleblower” action, as discussed in more detail elsewhere in this Government Regulation section.

In addition, federal and state governments have commenced numerous investigations of various pharmaceutical manufacturers, PBMs, pharmacies and health care providers in recent years with respect to false claims, fraudulent billing and related matters. The federal government has entered into settlement agreements with several companies in the pharmaceutical services industry following claims by the federal government that such parties violated the Federal False Claims Act by: (i) improperly marketing and pricing drugs; (ii) overstating the average wholesale prices of products; (iii) paying illegal remuneration to induce the purchase of drugs; and/or (iv) failing to accurately report “best price” under the Medicaid program.

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

Formulary Regulation ~ A number of states have begun to regulate the administration of prescription drug benefits. For example, some states have passed laws mandating coverage for off-label uses of drug products where those uses are recognized in peer-reviewed medical journals or reference compendia. Other states have enacted laws that regulate the development and use of formularies by insurers, MCOs and other third party payors. These laws have included requirements on the development, review and update of formularies, the role and composition of pharmacy and therapeutics committees, the disclosure of formulary information to health plan members, and a process for allowing members to obtain non-preferred drugs without additional cost-sharing when they are medically necessary and are determined to be clinically appropriate. Additionally, the NAIC has developed a model law, the “Health Carriers Prescription Drug Benefit Management Model Act,” that addresses formulary regulation issues for risk-bearing entities regulated by state insurance commissioners and could form the basis of state legislation. The MMA also regulates how formularies are developed for and administered to beneficiaries of the Medicare Drug Benefit. In July 2008, Congress enacted the Medicare Improvements for Patients and Providers Act which requires the Secretary for HHS to identify certain classes and categories of drugs for which, subject to certain exceptions, all the drugs in any such class or category must be included in a Part D plan’s formulary. The increasing government regulation of formularies could significantly affect our ability to develop and administer formularies on behalf of our insurer, MCO and other customers.

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

Medicare Prescription Drug Benefit ~ The MMA created the Medicare Drug Benefit starting in January 2006. Medicare beneficiaries entitled to Medicare benefits under Part A or enrolled in Medicare Part B are eligible for the Medicare Drug Benefit under Medicare Part D. The MMA also created a subsidy available to certain employer, union and other group plans that provide retiree coverage to Part D eligible individuals that is at least equivalent to Part D coverage. Regulations implementing the Medicare Drug Benefit include requirements relating to developing and administering formularies, establishing pharmacy networks, processing and adjudicating claims at point of sale and compliance with electronic prescribing standards. Other government rules and regulations, which continue to evolve, impact the funding available for Medicare programs, the marketing of Part D services, reporting of drug costs and administrative costs for the Medicare Drug Benefit, PBM contracting arrangements with retail pharmacies, pharmaceutical manufacturers, health plans or other parties related to the Medicare Drug Benefit or retiree drug subsidy program and other terms and conditions affecting the Medicare Part D services we provide. For instance, in January 2009, CMS issued a regulation with comment period addressing the calculation of drug costs under the Medicare Drug Benefit and retiree drug subsidy program. For the Medicare Drug Benefit, the regulation requires that, beginning in 2010, any difference between the drug price charged to Part D sponsors by a PBM and the drug price paid by the PBM to the dispensing provider be treated as an administrative cost, rather than a drug cost, to the Part D sponsor for purposes of calculating both the subsidy payments by the government and the drug price to be charged to enrollees. The regulation also requires that any rebates retained by the PBM must reduce the Part D sponsor’s drug costs reported to the government, regardless of the terms of the contract between the PBM and Part D sponsor. The regulation does not make either of these changes to the calculation of the plan sponsor’s drug costs under the retiree drug subsidy program, but solicits comments on this issue.

The MMA also requires that Part D sponsors support electronic prescribing and comply with electronic prescribing standards issued by CMS. While electronic prescribing is voluntary for pharmacies and prescribers, those pharmacies and prescribers that choose to conduct any of the electronic prescribing transactions are required to do so using the CMS standards, including standards for formulary and benefit transactions, medication history transactions and fill status notification.

The Medicare Drug Benefit continues to attract a high degree of legislative and regulatory scrutiny, and the applicable government rules and regulations continue to evolve. Accordingly, it is possible that legislative and regulatory developments could materially affect our Medicare Part D business or profitability.

Network Access Legislation ~ A majority of states now have some form of legislation affecting the ability to limit access to a pharmacy provider network or remove network providers. Certain “any willing provider” legislation may require us or our customers to admit a non-participating pharmacy if such pharmacy is willing and able to meet the plan’s price and other applicable terms and conditions for network participation. These laws vary significantly from state to state in regard to scope, requirements and application. ERISA plans and payors have challenged the application of such laws on the basis of ERISA preemption. However, the scope of ERISA preemption is uncertain and is subject to conflicting court rulings. In addition, the MMA contains an “any willing provider” requirement for pharmacy participation in the Medicare Drug Benefit, and CMS has interpreted this as requiring that a Medicare Part D sponsor, for each type of pharmacy in its network, allow participation by any pharmacy that meets the applicable terms and conditions for participation. To the extent any state or federal any willing provider laws are determined to apply to us or to certain of our customers or to the pharmacy networks we manage for our PBM customers, such laws could negatively impact the services and economic benefits achievable through a limited pharmacy provider network.

Some states also have enacted “due process” legislation that may prohibit the removal of a provider from a pharmacy network except in compliance with certain procedures. Other state legislation prohibits days’ supply limitations or co-payment differentials between mail service and retail pharmacy providers. In addition, under Medicare Part D, CMS requires that if a Part D sponsor offers a 90-day supply at mail, it must allow retail pharmacies to also offer a 90-day supply on the same terms.

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

We also are subject to certain federal and state laws affecting online pharmacies because we dispense prescription drugs pursuant to refill orders received through our Internet websites, among other methods. Several states have proposed new laws to regulate online pharmacies, and federal regulation of online pharmacies by the FDA or another federal agency has also been proposed.

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

Our pharmacists are subject to state regulation of the profession of pharmacy, and our employees who are engaged in a professional practice must satisfy applicable state licensing or registration requirements.

Plan Design Legislation ~ Some states have enacted legislation that prohibits a health plan sponsor from implementing certain restrictive design features, and many states have introduced legislation to regulate various aspects of managed care plans, including provisions relating to pharmacy benefits. For example, some states have adopted “freedom of choice” legislation, which provides that: (i) members of a plan may not be required to use network providers but must instead be provided with benefits even if they choose to use non-network providers or (ii) a plan participant may sue his or her health plan if care is denied. Various states have enacted, or have considered enacting, legislation regarding plan design mandates, including legislation that prohibits or restricts therapeutic interchange, requires coverage of all drugs approved by the FDA or prohibits denial of coverage for non-FDA approved uses. Some states mandate coverage of certain benefits or conditions. Such legislation does not generally apply to us, but it may apply to certain of our customers (generally, MCOs and health insurers). Other states have enacted legislation purporting to prohibit health plans not covered by ERISA from requiring or offering members financial incentives for use of mail service pharmacies or for use of certain health care providers. Legislation imposing plan design mandates may apply to certain of our customers and could have the effect of limiting the economic benefits achievable through PBM services we provide.

Privacy and Confidentiality Requirements ~ Many of our activities involve the receipt, use and disclosure by us of confidential health information, including disclosure of the confidential information to a participant’s health benefit plan, as permitted in accordance with applicable federal and state privacy laws. In addition, we use and disclose de-identified data for analytical and other purposes. The Health Insurance Portability and Accountability Act of 1996 and the regulations issued thereunder (collectively “HIPAA”) impose extensive requirements on the way in which health plans, health care providers, health care clearinghouses (known as “covered entities”) and their business associates use, disclose and safeguard protected health information (“PHI”), including requirements to protect the integrity, availability and confidentiality of electronic PHI. HIPAA gives individuals the right to know how their PHI is used and disclosed, the right to access, amend and obtain information concerning certain disclosures of PHI. Covered entities, such as pharmacies and health plans, are required to provide a written Notice of Privacy Practices to individuals that describes how the entity uses and discloses PHI, and how individuals may exercise their rights with respect to their PHI. For most uses and disclosures of PHI other than for treatment, payment, health care operations or certain public policy purposes, HIPAA generally requires that covered entities obtain a valid written individual authorization. In most cases, use or disclosure of PHI must be limited to the minimum necessary to achieve the purpose of the use or disclosure. Criminal penalties and civil sanctions may be imposed for failing to comply with HIPAA standards.

In addition to HIPAA, most states have enacted health care information confidentiality laws, which limit the disclosure of confidential medical information. These state laws supersede HIPAA to the extent they are more protective of individual privacy than is HIPAA.

HIPAA also established national standards for conducting certain health care transactions electronically (known as “standard transactions”), as well as national identifiers for employers and health care providers. The National Provider Identifier (“NPI”) Rule requires that all health care providers that conduct standard transactions obtain an NPI, and that the NPI be used in any standard transaction where that health care provider’s identifier is required. Following the issuance of the NPI Rule, certain states, such as Wisconsin and Minnesota, have enacted laws related to a prescriber’s Drug Enforcement Administration (“DEA”) number. These state laws generally prohibit the use of a prescriber’s DEA number for purposes other than in connection with the prescribing of a controlled substance.

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

In January 2009, we entered into separate settlement agreements with the FTC and the HHS Office for Civil Rights (“OCR”) resolving a joint investigation prompted by 2006 media reports of disposal of patient information in dumpsters at a limited number of CVS/pharmacy locations. As part of the FTC settlement, we agreed to maintain appropriate enterprise-wide information security policies and procedures during the twenty year term of the agreement. The FTC settlement also provides for periodic compliance monitoring by an external assessor. As part of the OCR settlement, we agree to maintain appropriate waste disposal policies and procedures, training and employee sanctions at our retail stores. The OCR settlement has a three year term and provides for annual compliance monitoring by an external assessor.

On February 2009, the President signed into law economic stimulus legislation known as the “American Recovery and Reinvestment Act of 2009” which includes provisions relating to health information technology activities such as e-prescribing and electronic health records and contains revisions to existing federal privacy law. The privacy law changes include new restrictions on the use of PHI without an individual’s written authorization, a new requirement to account for routine disclosures of PHI held in an electronic health record, a requirement to notify individuals of breaches to their PHI, new enforcement rights of state attorneys general, extension of the federal privacy and security law provisions and penalties to business associates of covered entities, and increased penalties for violations of the law. Since several of the provisions contemplate future adoption of implementing regulations, we cannot at this time determine the extent to which these changes may apply to or impact our business.

Reimbursement ~ A portion of our net revenue is derived directly from Medicare, Medicaid and other government-sponsored health care programs, and we are therefore subject to, among other laws and regulations, federal and state anti-remuneration laws, the Stark Law and/or federal and state false claims laws discussed elsewhere in this section. Sanctions for violating these federal and/or state laws may include, without limitation, criminal and civil penalties and exclusion from participation in Medicare, Medicaid and other government health care programs. Also, we provide products and services to managed care entities that provide services to beneficiaries of Medicare, Medicaid and other government-sponsored health care programs, as well as employers that qualify for the retiree drug subsidy.

The Federal Government and numerous state governments have given increased attention to how pharmaceutical manufacturers develop and report pricing information, which, in turn, is used in setting payments under the Medicare and Medicaid programs. One element common to most payment formulas, Average Wholesale Price (“AWP”), has come under criticism for allegedly inaccurately reflecting prices actually charged and paid at the wholesale level. The calculation and reporting of AWP have been the subject of investigations by federal and state governments and litigation brought against pharmaceutical manufacturers and data services that report AWP. We are not responsible for calculations, reports or payments of AWP, however such investigations or lawsuits could impact our business because many of our customer contracts, pharmaceutical purchase agreements, retail network contracts and other agreements use AWP as a pricing benchmark. First DataBank (“FDB”), one of two primary sources of AWP price reporting, and Medi-Span, the other primary source of AWP price reporting, have entered into proposed settlement agreements relating to their AWP reporting, which remain subject to final court approval. Under the terms of the proposed settlement agreements, FDB and Medi-Span have agreed to reduce the reported AWP of certain drugs by four percent. In addition, although not required by the proposed settlement agreements, FDB and Medi-Span have indicated that they intend to reduce the reported AWP for a substantial number of drugs not covered by the settlement and that they intend to discontinue the publishing of AWP in the future. The proposed settlements have not yet received final court approval, so the timing of their implementation, if approved, is uncertain. We have provisions in many of our contracts designed to enable us to mitigate the impact of the proposed AWP reduction or other possible changes to pricing benchmarks, but we cannot predict with certainty the ultimate effect of these changes on our business relationships.

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

During 2007, CMS issued a final rule implementing provisions under the DRA regarding prescription drugs under the Medicaid program. Among other things, the rule defines AMP and “best price,” and specifies the items that must be included and excluded in the calculation of each (“AMP Rule”). Under the AMP Rule, which became effective October 1,

2007, sales to mail pharmacies would be included in the calculation of AMP, but rebates and other discounts negotiated by PBMs in their capacity as PBMs would be excluded. The rule also implements the DRA provision establishing a new reimbursement formula for generic drugs under Medicaid and establishes federal upper limits (“FULs”) for generics based on 250 percent of the lowest AMP in a given drug class. In December 2007, the U.S. District Court for the District of Columbia preliminarily enjoined CMS from implementing the AMP Rule to the extent such action affects Medicaid reimbursement rates for retail pharmacies and from posting online or disclosing any AMP data. In October 2008, CMS issued a rule, subject to comment, which modified the definition of multiple source drugs, a component of the AMP calculation, seeking to address one of the legal challenges on which the injunction was issued. Plaintiffs in the litigation responded with an amended complaint asserting that the revised definition continues to be inconsistent with the DRA.

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

Changes in reporting of AWP, or other adjustments that may be made regarding the reimbursement of drug payments by Medicaid and Medicare, could impact our pricing to customers and other payors and could impact our ability to negotiate discounts or rebates with manufacturers, wholesalers, PBMs or retail pharmacies. In some circumstances, such changes could also impact the reimbursement that we receive from Medicare or Medicaid programs for drugs covered by such programs and from MCOs that contract with government health programs to provide prescription drug benefits.

Reimportation ~ The MMA amended the Food, Drug and Cosmetic Act by providing that the FDA should promulgate rules that would permit pharmacists and wholesalers to import prescription drugs from Canada into the United States under certain circumstances. However, the promulgation of such rules is subject to a precondition that the FDA certify to Congress that such reimportation would not pose any additional risk to the public’s health and safety and that it would result in a significant cost reduction. To date, the FDA has not provided such a certification. In the past, under certain defined circumstances, the FDA has used its discretion to permit individuals and their physicians to bring into the U.S. small quantities of drugs for treatment of a patient’s serious condition for which effective treatment is not available in the U.S. In September 2006, Congress expanded this personal use policy in very specific circumstances to allow individuals to personally transport from Canada for their personal use a 90-day supply of any prescription drug, regardless of availability in the U.S. The language does not allow purchases by mail order or via the Internet, and excludes biologics and controlled substances. The FDA continues to strongly oppose efforts to allow the widespread importation of drugs from Canada and elsewhere, citing concerns that such activities undermine the FDA’s ability to oversee the quality and safety of the nation’s drug supply. If the FDA changes its position and permits the broader importation of drugs from Canada in the future or if new legislation or regulations permit the importation of drugs from the European Union or other countries in the future, our pharmacy services could be impacted.

Retail Clinics ~ States also regulate retail clinics operated by nurse practitioners or physician assistants through physician oversight, lab licensing and the prohibition of the corporate practice of medicine. A number of states have implemented or proposed laws that impact certain components of retail clinic operations such as physician oversight, signage, third-party contracting requirements, bathroom facilities, and scope of services. These laws and regulations may affect the operation of our owned and managed retail clinics.

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

State statutes and regulations also prohibit payments for the referral of individuals by physicians to health care providers with whom the physicians have a financial relationship. Some of these state statutes and regulations apply to services reimbursed by governmental as well as private payors. Violation of these laws may result in prohibition of payment for services rendered, loss of pharmacy or health care provider licenses, fines and criminal penalties. The laws and exceptions or safe harbors may vary from the federal Stark Law and vary significantly from state to state. The laws are often vague, and, in many cases, have not been interpreted by courts or regulatory agencies.

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

Our SilverScript and Accendo Medicare Part D prescription drug plans each must be licensed as a risk-bearing entity under applicable state laws or they must have obtained a waiver of the licensing requirement from CMS. .As licensed insurance companies, SilverScript and Accendo are subject to various state insurance regulations that generally require, among other things, maintenance of capital and surplus requirements, review of certain material transactions and the filing of various financial and operational reports. If SilverScript or Accendo is unable either to acquire all necessary insurance licenses or to maintain waivers of such licensing requirements, there may be a materially adverse impact on their ability to participate in the Medicare Drug Benefit as PDPs. Pursuant to the MMA, state insurance licensing, insurance agent/broker licensure and solvency laws and regulations are generally applicable to PDPs, but the application of other state laws to the Medicare Drug Benefit are generally preempted by Medicare Part D to the extent that Medicare Part D regulates the issue.

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

State Prescription Drug Assistance Programs ~ Many states have established or modified their drug assistance programs for the elderly so that they constitute qualified state pharmacy assistance programs (“SPAPs”) that supplement the Medicare Drug Benefit. Payments by qualified SPAPs on behalf of a Medicare Part D enrollee are treated under Medicare Part D as if they were made by the enrollees themselves, thereby counting towards the enrollees’ true out-of-pocket costs and helping them qualify for catastrophic coverage sooner. Part D plans are required to coordinate benefits with SPAPs, including allowing SPAPs to subsidize the Medicare Part D premiums of their members and/or their Medicare Part D cost sharing. Some qualified SPAPs have also received permission from CMS to auto-assign their enrollees that do not choose their own Medicare Part D plans into PDPs. We have been and continue to be in active discussions with SPAPs to coordinate benefits with our Medicare Drug Benefit offerings and, where applicable, enrollment by SPAP members into our PDPs.

Telemarketing and Other Outbound Calls ~ Certain federal and state laws give the FTC, Federal Communications Commission and state attorneys general law enforcement tools to regulate telemarketing practices and certain automated outbound calls. These laws may require disclosures of specific information, prohibit misrepresentations, limit when consumers may be called, require consumer consent prior to being called, require transmission of Caller ID information, prohibit certain abandoned outbound calls, prohibit unauthorized billing, set payment restrictions for the sale of certain goods and services and require the retention of specific business records.

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

We can give no assurance, however, that our business, financial condition and results of operations will not be materially adversely affected, or that we will not be required to materially change our business practices, based on: (i) future enactment of new health care or other laws or regulations; (ii) the interpretation or application of existing laws or regulations, including the laws and regulations described in this Government Regulation section, as they may relate to our business or the retail or pharmacy services industry; (iii) pending or future federal or state governmental investigations of our business or the pharmacy services industry; (iv) institution of government enforcement actions against us; (v) adverse developments in any pending qui tam lawsuit against us, whether sealed or unsealed, or in any future qui tam lawsuit that may be filed against us; or (vi) adverse developments in other pending or future legal proceedings against us or affecting the pharmacy services industry.

Available Information

CVS Caremark Corporation is a Delaware corporation. Our corporate office is located at One CVS Drive, Woonsocket, Rhode Island 02895, telephone (401) 765-1500. Our common stock is listed on the New York Stock Exchange under the trading symbol “CVS.” General information about CVS Caremark is available through our Web site at http://www.cvscaremark.com. Our financial press releases and filings with the Securities and Exchange Commission are available free of charge within the Investors section of our Web site at http://www.cvscaremark.com/investors. In addition, the SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers, such as the Company, that file electronically with the SEC. The address of that Web site is http://www.sec.gov.

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

Our business is affected by the economy in general, including changes in consumer purchasing power, preferences and/or spending patterns. These changes could affect drug utilization trends as well as the financial health and number of covered lives of our PBM clients, resulting in an adverse effect on our business and financial results.

In that regard, the current economic recession has resulted in declining drug utilization trends during 2008 and 2009. It is possible that a worsening of these trends will cause further decline in drug utilization, and dampen demand for pharmacy benefit management services as well as consumer demand for products sold in our retail stores. If this were to occur, our business and financial results could be adversely affected.

Further, interest rate fluctuations and changes in capital market conditions may affect our ability to obtain necessary financing on acceptable terms, our ability to secure suitable store locations under acceptable terms and our ability to execute sale-leaseback transactions under acceptable terms.

Inability to realize the benefits of the Caremark Merger.

We may not be able to achieve all of the anticipated long-term strategic benefits of the Caremark Merger. An inability to realize the full extent of, or any of the anticipated benefits could have an adverse effect on our business, financial position and results of operations, which may affect the value of the shares of our common stock.

Inability to integrate and realize the benefits of the Longs Acquisition.

We may not be able to successfully integrate the assets acquired in the Longs Acquisition. An inability to achieve the full extent of, or any of the anticipated synergies, could have an adverse effect on our business, financial position and results of operations, which may affect the value of the shares of our common stock.

Efforts to reduce reimbursement levels and alter health care financing practices could adversely affect our businesses.

The continued efforts of health maintenance organizations, managed care organizations, other PBM companies, government entities, and other third party payors to reduce prescription drug costs and pharmacy reimbursement rates may impact our profitability. In particular, increased utilization of generic pharmaceuticals (which normally yield a higher gross profit rate than equivalent brand named drugs), has resulted in pressure to decrease reimbursement payments to retail and mail order pharmacies for generic drugs, causing a reduction in the generic profit rate. In addition, during the past several years, the U.S. health care industry has been subject to an increase in governmental regulation at both the federal and state levels. Efforts to control health care costs, including prescription drug costs, are underway at the federal and state government levels. Changing political, economic and regulatory influences may affect health care financing and reimbursement practices. If the current health care financing and reimbursement system changes significantly, the combined company’s business, financial position and results of operations could be materially adversely affected.

The DRA seeks to reduce federal spending by altering the Medicaid reimbursement formula for multi-source (i.e., generic) drugs. According to the Congressional Budget Office, retail pharmacies are expected to negotiate with individual states for higher dispensing fees to mitigate the adverse effect of these changes. These changes were expected to begin to take effect in 2007 and to result in reduced Medicaid reimbursement rates for retail pharmacies. During 2007, CMS issued a final rule implementing the new reimbursement formula. Subsequent to issuance of this rule, a group of retail pharmacy industry trade groups filed suit in Federal District Court seeking to enjoin CMS from implementing the rule. In December 2007, the United States District Court for the District of Columbia preliminarily enjoined CMS from implementing the final rule to the extent such action affects Medicaid reimbursement rates for retail pharmacies. In October 2008, CMS issued a rule which modified the definition of multi-source drugs, seeking to address one of the legal challenges on which the injunction was issued. Plaintiffs in the litigation responded with an amended complaint asserting that the revised definition continues to be inconsistent with the DRA. Accordingly, the timing and extent of any reductions and the impact on the Company cannot be determined at this time.

The possibility of customer loss and/or the failure to win new business may adversely affect our business, financial position and results of operations.

Our PBM business generates net revenues primarily by contracting with clients to provide prescription drugs and related health care services to plan participants. PBM client contracts generally have terms approximating 3 years in duration. Accordingly, approximately one third of a PBM’s customer base typically is subject to renewal each year, and therefore we face challenges in competing for new business and retaining or renewing business. Although none of our PBM clients represented more than 10% of our Company’s consolidated revenues in 2008, our top 10 clients are expected to represent approximately 30% of such revenues in 2009. There can be no assurance that we will be able to win new business or secure renewal business on terms as favorable to the Company as the present terms. Accordingly, our failure to renew or win PBM business could adversely affect our business, financial position and results of operations.

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

The PBM industry has been experiencing margin pressure as a result of competitive pressures and increased client demands for lower prices, enhanced service offerings and/or higher service levels. In that regard, our Company maintains contractual relationships with generic pharmaceutical manufacturers and brand name pharmaceutical manufacturers that provide for purchase discounts and/or rebates on drugs dispensed by pharmacies in our national retail network (including CVS/pharmacy and Longs Drug stores) and by our mail order pharmacies (all or a portion of which may be passed on to clients). Manufacturer rebates often depend on a PBM’s ability to meet contractual market share or other requirements, including in some cases the placement of a manufacturer’s products on the PBM’s formularies. Competitive pressures in the PBM industry have caused Caremark and other PBMs to share with clients a larger portion of rebates and/or discounts received from pharmaceutical manufacturers. In addition, changes in existing federal or state laws or regulations or the adoption of new laws or regulations relating to patent term extensions, purchase discount and rebate arrangements with pharmaceutical manufacturers, or to formulary management or other PBM services could also reduce the discounts or rebates we receive. Accordingly, margin pressure in the PBM industry resulting from these trends could adversely affect our business, financial position and results of operations.

Uncertainty regarding the impact of Medicare Part D may adversely affect our business, financial position and our results of operations.

Since its inception in 2006, the Medicare Drug Benefit has resulted in increased utilization and decreased pharmacy gross margin rates as higher margin business, such as cash and state Medicaid customers, migrated to Medicare Part D coverage. Further, as a result of the Medicare Drug Benefit, our PBM clients could decide to discontinue providing prescription drug benefits to their Medicare-eligible members. To the extent this occurs, the adverse effects of the Medicare Drug Benefit may outweigh any opportunities for new business generated by the new benefit. In addition, if the cost and complexity of the Medicare Drug Benefit exceed management’s expectations or prevent effective program implementation or administration; if changes to the regulations regarding how drug costs are reported for Medicare Drug Benefit and retiree drug subsidy purposes are implemented in a manner that impacts the profitability of our Medicare Part D business; if the government alters Medicare program requirements or reduces funding because of the higher-than-anticipated cost to taxpayers of the Medicare Drug Benefit or for other reasons; if we fail to design and maintain programs that are attractive to Medicare participants; or if we are not successful in retaining enrollees, or winning contract renewals or new contracts under the Medicare Drug Benefit’s competitive bidding process, our Medicare Part D services and the ability to expand our Medicare Part D services could be materially and adversely affected, and our business, financial position and results of operations may be adversely affected.

Changes in industry pricing benchmarks could adversely affect our business, financial position and results of operations.

Contracts in the prescription drug industry, including Caremark’s network contracts and its PBM and specialty client contracts, generally use certain published benchmarks to establish pricing for prescription drugs. These benchmarks include AWP, ASP and WAC. Most of our PBM client contracts utilize the AWP standard. Further, most of the contracts governing the participation of CVS/pharmacy stores in retail pharmacy networks also utilize the AWP standard.

Recent events, including the proposed FDB and Medi-Span settlements described in the Government Regulation of Health Care Matters section, have raised uncertainties as to whether payors, pharmacy providers, PBMs and others in the prescription drug industry will continue to utilize AWP as it has previously been calculated or whether other pricing benchmarks will be adopted for establishing prices within the industry.

Changes in reporting of AWP, or in the basis for calculating reimbursement proposed by the federal government and certain states, and other legislative or regulatory adjustments that may be made regarding the reimbursement of payments for drugs by Medicaid and Medicare, could impact our pricing to customers and other payors and could impact our ability to negotiate rebates and/or discounts with manufacturers, wholesalers, PBMs or retail pharmacies. In some circumstances, such changes could also impact the reimbursement that we receive from Medicare or Medicaid programs for drugs covered by such programs and from MCOs that contract with government health programs to provide prescription drug benefits. In addition, it is possible that payors, pharmacy providers and PBMs will begin to evaluate other pricing benchmarks as the basis for contracting for prescription drugs and PBM services in the future, and the effect of this development on the business of the Company cannot be predicted at this time.

The industries in which we operate are extremely competitive and competition could adversely affect our business, financial position and results of operations.

Each of the retail pharmacy business and the PBM business currently operates in a highly competitive environment. As a pharmacy retailer, we compete with other drugstore chains, supermarkets, discount retailers, membership clubs, Internet companies and retail health clinics, as well as other mail order pharmacies and PBMs. In that regard, many pharmacy benefit plans have implemented plan designs that mandate or provide incentives to fill maintenance medications through mail order pharmacies. To the extent this trend continues, our retail pharmacy business could be adversely affected (although the effect of this would likely be mitigated by an increase in our own mail order business). In addition, some of these competitors may offer services and pricing terms that we may not be willing or able to offer. Competition may also come from other sources in the future. As a result, competition could have an adverse effect on our business, financial position and results of operations.

Competitors in the PBM industry include large national PBM companies, such as Medco Health Solutions, Inc. and Express Scripts, Inc., as well as many local or regional PBMs. In addition, there are several large health insurers and managed care plans (e.g., UnitedHealthcare, Wellpoint, Aetna, CIGNA) and retail pharmacies (e.g., Walgreens) which have their own PBM capabilities as well as several other national and regional companies that provide some or all of the same services. Some of these competitors may offer services and pricing terms that we, even if the anticipated benefits of our merger are realized in full, may not be able to offer. In addition, competition may also come from other sources in the future. As a result, competition could have an adverse effect on our business, financial position and results of operations.

Existing and new government legislative and regulatory action could adversely affect our business, financial position and results of operations.

The PBM business and retail drugstore business are subject to numerous federal, state and local laws and regulations. See “Business – Government Regulation of Health Care Matters.” Changes in these regulations may require extensive system and operating changes that may be difficult to implement. Untimely compliance or noncompliance with applicable laws and regulations could adversely affect the continued operation of our business, including, but not limited to: imposition of civil or criminal penalties; suspension of payments from government programs; loss of required government certifications or approvals; loss of authorizations to participate in or exclusion from government reimbursement programs, such as the Medicare and Medicaid programs; or loss of licensure. The regulations to which we are subject include, but are not limited to: the laws and regulations described in the Government Regulation of Health Care Matters section; accounting standards; tax laws and regulations; laws and regulations relating to the protection of the environment and health and safety matters, including those governing exposure to, and the management and disposal of, hazardous substances; and regulations of the FDA, the U.S. Federal Trade Commission, the Drug Enforcement Administration, and the Consumer Product Safety Commission, as well as state regulatory authorities, governing the sale, advertisement and promotion of products that we sell. In that regard, our business, financial position and results of operations could be affected by one or more of the following:

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

•	administration of the Medicare Drug Benefit, including legislative changes and/or CMS rulemaking and interpretation;

•	government regulation of the development, administration, review and updating of formularies and drug lists;

•	state laws and regulations establishing or changing prompt payment requirements for payments to retail pharmacies;

•	impact of network access (any willing provider) legislation on ability to manage pharmacy networks;

•	managed care reform and plan design legislation;

•	insurance licensing and other insurance regulatory requirements applicable to offering a PDP in connection with the Medicare Drug Benefit; and

•	direct regulation of pharmacies or PBMs by regulatory and quasi-regulatory bodies.

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

Efforts to reform the U.S. health care system may adversely affect our financial performance

Congress periodically considers proposals to reform the U.S. health care system. These proposals may increase government involvement in health care and regulation of PBM or pharmacy services, or otherwise change the way the combined company or its clients do business. Health plan sponsors may react to these proposals and the uncertainty surrounding them by reducing or delaying purchases of cost control mechanisms and related services that the combined company would provide. The Company cannot predict what effect, if any, these proposals may have on its retail and pharmacy services businesses. Other legislative or market-driven changes in the health care system that the Company cannot anticipate could also materially adversely affect the combined company’s consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.

The foregoing is not a comprehensive listing and there can be no assurance that we have correctly identified and appropriately assessed all factors affecting the business. As such, we refer you to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which includes our “Cautionary Statement Concerning Forward-Looking Statements” at the end of such section, on pages 18 through 36 of our Annual Report to Stockholders for the fiscal year ended December 31, 2008, which section is incorporated by reference.

Item 1B.	Unresolved Staff Comments

There are no unresolved SEC Staff Comments.

Item 2.	Properties

We lease most of our stores under long-term leases that vary as to rental amounts, expiration dates, renewal options and other rental provisions. For additional information on the amount of our rental obligations for our leases, we refer you to the Note “Leases” on page 54 in our Annual Report to Stockholders for the fiscal year ended December 31, 2008, which section is incorporated by reference herein.

As of December 31, 2008, we owned approximately 5.2% of our 6,923 CVS/pharmacy and Longs Drug stores. Net selling space for our retail drugstores increased to 66.3 million square feet as of December 31, 2008. More than two thirds of our store base was opened or significantly remodeled within the last five years.

We own 9 distribution centers located in Alabama, California, Hawaii, Rhode Island, South Carolina, Tennessee and Texas and lease 10 additional facilities located in Arizona, California, Florida, Indiana, Michigan, New Jersey, Pennsylvania, Texas and Virginia. The 19 distribution centers total approximately 11.3 million square feet as of December 31, 2008.

As of December 31, 2008, we owned 3 mail service pharmacies located in Alabama, Pennsylvania and Texas and leased 4 additional mail service pharmacies located in Florida, Illinois and Pennsylvania. We leased call centers located in Arizona, Missouri, Tennessee and Texas. As of December 31, 2008, we also had 19 specialty mail order pharmacies, of which we owned 1 and 58 specialty pharmacy stores, which we leased. The specialty mail order pharmacies and specialty pharmacy stores are located in 26 states, the District of Columbia and Puerto Rico.

Our FDA-regulated repackaging facility is located in Gurnee, Illinois.

In addition, as a result of the Longs Acquisition, we lease a 34,000 square foot pharmacy mail order and central fill facility in Sacramento, California, and an 11,000 square foot office facility in Las Vegas, Nevada, for our mail order call center operations.

We own our corporate headquarters building located in Woonsocket, Rhode Island, which contains approximately 567,524 square feet. In addition, we lease large corporate offices in Scottsdale, Arizona; Antioch, California, Walnut Creek, California, Northbrook, Illinois and Irving, Texas.

In connection with certain business dispositions completed between 1991 and 1997, we continue to guarantee lease obligations for approximately 95 former stores. We are indemnified for these guarantee obligations by the respective purchasers. These guarantees generally remain in effect for the initial lease term and any extension thereof pursuant to a renewal option provided for in the lease prior to the time of the disposition. For additional information, we refer you to the Note “Commitments & Contingencies” on page 60 in our Annual Report to Stockholders for the fiscal year ended December 31, 2008, which section is incorporated by reference herein.

Management believes that its owned and leased facilities are suitable and adequate to meet the Company’s anticipated needs. At the end of the existing lease terms, management believes the leases can be renewed or replaced by alternate space.

Following is a breakdown by state, District of Columbia and Puerto Rico of our retail and specialty pharmacy stores as well as our specialty mail order pharmacy locations as of December 31, 2008:

	Retail Stores	Retail Specialty Pharmacy Stores	Specialty Mail Order Pharmacies	Total
Alabama	147	1		148
Arizona	129	1		130
California	844	7	1	852
Colorado		1		1
Connecticut	133			133
Delaware	1			1
District of Columbia	53	1		54
Florida	681	4	1	686
Georgia	295	1		296
Hawaii	44	1	1	46
Iowa	10			10
Illinois	233	1	1	235
Indiana	289			289
Kansas	29	1	1	31
Kentucky	57			57
Louisiana	87		1	88
Maine	19			19
Maryland	166	1	2	169
Massachusetts	329	16	1	346
Michigan	242	1	1	244
Minnesota	35	1	1	37
Mississippi	33	1		34
Missouri	46	1		47
Montana	12			12
Nebraska	4			4
Nevada	89			89
New Hampshire	31			31
New Jersey	257		1	258
New Mexico	2			2
New York	432	4		436
North Carolina	288	1	1	290
North Dakota	6			6
Ohio	311			311
Oklahoma	34			34
Oregon		1		1
Pennsylvania	372	1	2	375
Puerto Rico		2		2
Rhode Island	57	2		59
South Carolina	184	1		185
Tennessee	126	1	1	128
Texas	493	4	2	499
Vermont	2			2
Virginia	244			244
Washington		1	1	2
West Virginia	49			49
Wisconsin	28			28

	6,923	58	19	7,000

Item 3.	Legal Proceedings

1.	Caremark’s subsidiary Caremark, Inc. (now known as Caremark, L.L.C.) is a defendant in a qui tam lawsuit initially filed by a relator on behalf of various state and federal government agencies in Texas federal court in 1999. The case was unsealed in May 2005. The case seeks money damages and alleges that Caremark’s processing of Medicaid and certain other government claims on behalf of its clients violates applicable federal or state False Claims Acts and fraud statutes. The United States and the States of Texas, Tennessee, Florida, Arkansas, Louisiana and California intervened in the lawsuit, but Tennessee and Florida withdrew from the lawsuit in August 2006 and May 2007, respectively. The parties previously filed cross motions for partial summary judgment, and in August 2008, the court granted several of Caremark’s motions and denied the motions filed by the plaintiffs. The court’s recent rulings are favorable to Caremark and substantially limit the ability of the plaintiffs to assert False Claims Act allegations or statutory or common law theories of recovery based on Caremark’s processing of Medicaid and other government reimbursement requests. The state plaintiffs and the relator have filed a motion asking the court to reconsider its rulings. The United States has asked the court to take the procedural steps necessary for it to take an immediate appeal.

2.	In December 2007, the Company received a document subpoena from the Office of Inspector General, United States Department of Health and Human Services (OIG), requesting information relating to the processing of Medicaid and other government agency claims on an adjudication platform of AdvancePCS (acquired by Caremark in 2004 and now known as CaremarkPCS, L.L.C.). The Company has initiated discussions with the OIG and with the U.S Department of Justice concerning our government claims processing activities on the two adjudication platforms used by AdvancePCS and one adjudication platform used by PharmaCare. We are also cooperating with the requests for information contained in the document subpoena by producing responsive documents on a rolling basis. We cannot predict with certainty the timing, outcome or consequence of any review of such information.

3.	Caremark was named in a putative class action lawsuit filed in October 2003 in Alabama state court by John Lauriello, purportedly on behalf of participants in the 1999 settlement of various securities class action and derivative lawsuits against Caremark and others. Other defendants include insurance companies that provided coverage to Caremark with respect to the settled lawsuits. The Lauriello lawsuit seeks approximately $3.2 billion in compensatory damages plus other non-specified damages based on allegations that the amount of insurance coverage available for the settled lawsuits was misrepresented and suppressed. A similar lawsuit was filed in November 2003 by Frank McArthur, also in Alabama state court, naming as defendants Caremark, several insurance companies, attorneys and law firms involved in the 1999 settlement. This lawsuit was stayed as a later-filed class action, but McArthur was subsequently allowed to intervene in the Lauriello action. In February 2008, the Lauriello trial court proceedings were stayed pending an appeal by McArthur of certain rulings relating to his complaint in intervention. In September 2008, the Alabama Supreme Court entered judgment on the appeal and in December 2008, the trial court lifted its stay and returned the case to its active docket.

4.	Various lawsuits have been filed alleging that Caremark and its subsidiaries Caremark Inc. (now known as Caremark, L.L.C.) and AdvancePCS (now known as CaremarkPCS, L.L.C.) have violated applicable antitrust laws in establishing and maintaining retail pharmacy networks for client health plans. In August 2003, Bellevue Drug Co., Robert Schreiber, Inc. d/b/a Burns Pharmacy and Rehn-Huerbinger Drug Co. d/b/a Parkway Drugs #4, together with Pharmacy Freedom Fund and the National Community Pharmacists Association filed a putative class action against AdvancePCS in Pennsylvania federal court, seeking treble damages and injunctive relief. The claims were initially sent to arbitration based on contract terms between the pharmacies and AdvancePCS.

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

5.	The Company is also a party to other litigation arising in the normal course of its business, none of which is expected to be material to the Company. The Company can give no assurance, however, that our operating results and financial condition will not be materially adversely affected, or that we will not be required to materially change our business practices, based on: (i) future enactment of new health care or other laws or regulations; (ii) the interpretation or application of existing laws or regulations, as they may relate to our business or the pharmacy services industry; (iii) pending or future federal or state governmental investigations of our business or the pharmacy services industry; (iv) institution of government enforcement actions against us; (v) adverse developments in any pending qui tam lawsuit against us, whether sealed or unsealed, or in any future qui tam lawsuit that may be filed against us; or (vi) adverse developments in other pending or future legal proceedings against us or affecting the pharmacy services industry.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fiscal quarter ended December 31, 2008.

Executive Officers of the Registrant

Executive Officers of the Registrant

The following sets forth the name, age and biographical information for each of our executive officers as of February 23, 2009. In each case the officer’s term of office extends to the date of the board of directors meeting following the next annual meeting of stockholders of the Company. Previous positions and responsibilities held by each of the executive officers over the past five years are indicated below:

Troyen A. Brennan, M.D., age 54, Executive Vice President and Chief Medical Officer of CVS Caremark Corporation since November 2008; Executive Vice President and Chief Medical Officer of Aetna, Inc. from February 2006 through November 2008; President and Chief Executive Officer of Brigham and Women’s Physician Hospital Organization from 1997 through February 2006; also President and Chief Executive Officer of Brigham and Women’s Physicians Organization from 2000 through February 2006.

David M. Denton, age 43, Senior Vice President and Controller/Chief Accounting Officer of CVS Caremark Corporation since March 2008; Senior Vice President, Financial Administration of CVS Caremark Corporation and CVS Pharmacy, Inc. from April 2007 to March 2008; Senior Vice President, Finance and Controller of PharmaCare Management Services, Inc. from October 2005 through April 2007; and Vice President of CVS Pharmacy, Inc. from 2001 through October 2005.

V. Michael Ferdinandi, age 58, Senior Vice President of Human Resources of CVS Caremark Corporation and CVS Pharmacy, Inc. since April 2002.

Helena B. Foulkes, age 44, Executive Vice President and Chief Marketing Officer of CVS Caremark Corporation since January 2009; Senior Vice President of Health Services of CVS Caremark Corporation from May 2008 through January 2009, and of CVS Pharmacy, Inc. from October 2007 through January 2009; Senior Vice President, Marketing and Operations Services of CVS Pharmacy, Inc. from January 2007 through October 2007, and Senior Vice President, Advertising and Marketing of CVS Pharmacy, Inc. from April 2002 to January 2007.

Stuart M. McGuigan, age 50, Senior Vice President and Chief Information Officer of CVS Caremark Corporation since January 2009 and Senior Vice President and Chief Information Officer of CVS Pharmacy, Inc. since December 2008; Senior Vice President and Chief Information Officer of Liberty Mutual Group from September 2004 to November 2008; Deputy Chief Information Officer and Senior Vice President of Liberty Mutual from February 2004 to September 2004; also a director of NetScout Systems, Inc., a leading provider of integrated network and application performance management solutions.

Howard A. McLure, age 51, Executive Vice President of CVS Caremark Corporation and President of Caremark Pharmacy Services since March 2007; Senior Executive Vice President and Chief Operating Officer of Caremark from June 2005 until the closing of the CVS-Caremark merger in March 2007; Executive Vice President and Chief Financial Officer of Caremark from May 2000 until June 2005.

Larry J. Merlo, age 53, Executive Vice President of CVS Caremark Corporation and President of CVS/pharmacy – Retail since January 2007; Executive Vice President–Stores of CVS Corporation from April 2000 to January 2007; and Executive Vice President–Stores of CVS Pharmacy, Inc. from March 1998 to January 2007.

David B. Rickard, age 62, Executive Vice President, Chief Financial Officer and Chief Administrative Officer of CVS Caremark Corporation and CVS Pharmacy, Inc. since September 1999; also a director of Harris Corporation, a communications and information technology company, and Jones Lang LaSalle Incorporated, a real estate and investment management services company.

Jonathan C. Roberts, age 53, Executive Vice President, Rx Purchasing, Pricing and Network Relations of CVS Caremark Corporation since January 2009; Senior Vice President and Chief Information Officer of CVS Caremark Corporation from May 2008 until January 2009, and of CVS Pharmacy, Inc. from January 2006 until January 2009; Senior Vice President—Store Operations of CVS Pharmacy, Inc. from August 2002 until December 2005.

Thomas M. Ryan, age 56, Chairman of the Board of CVS Caremark Corporation since November 2007 and, President and Chief Executive Officer of CVS Caremark Corporation since May 1998; formerly was Chairman of CVS Corporation from April 1999 until March 2007; also a director of Bank of America Corporation, a financial services company, and Yum! Brands, Inc., a quick service restaurant company.

Douglas A. Sgarro, age 49, Executive Vice President and Chief Legal Officer of CVS Caremark Corporation CVS Pharmacy, Inc. since March 2004 and President of CVS Realty Co., a real estate development company and a division of CVS Pharmacy, Inc., since October 1999; Senior Vice President and Chief Legal Officer of CVS Corporation from September 1997 to March 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since October 16, 1996, our common stock has been listed on the New York Stock Exchange under the symbol “CVS.” The table below sets forth the high and low sale prices of our common stock on the New York Stock Exchange Composite Tape and the quarterly cash dividends declared per share of common stock during the periods indicated.

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2008	High	$41.53	$44.29	$40.14	$34.90	$44.29
	Low	34.91	39.02	31.81	23.19	23.19

	Cash dividends per common share	0.06000	0.06000	0.06900	0.06900	0.25800

2007:	High	$34.93	$39.44	$39.85	$42.60	$42.60
	Low	30.45	34.14	34.80	36.43	30.45

	Cash dividends per common share	0.04875	0.06000	0.06000	0.06000	0.22875

CVS Caremark has paid cash dividends every quarter since becoming a public company. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company’s Board of Directors. As of February 23, 2009, there were 19,380 registered shareholders according to the records maintained by our transfer agent.

On May 7, 2008, the Company’s Board of Directors authorized effective May 21, 2008, a share repurchase program for up to $2.0 billion of outstanding common stock. The specific timing and amount of repurchases will vary based on market conditions and other factors. As a result of the Longs Acquisition, the Company elected to delay its share repurchase program. The Company intends to complete its share repurchase program in the second half of fiscal 2009.

The Company did not purchase any shares during the fourth quarter ended December 31, 2008. The approximate dollar value of shares that the Company has yet to purchase under the share repurchase program is $2.0 billion as of December 31, 2008.

Item 6.	Selected Financial Data

The selected consolidated financial data of CVS Caremark Corporation as of and for the periods indicated in the five-year period ended December 31, 2008 have been derived from the consolidated financial statements of CVS Caremark Corporation. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and the audit reports of Ernst & Young LLP and KPMG LLP, which are incorporated elsewhere herein.

In millions, except per share amounts	2008(1)	2007 (2)	2006	2005	2004
Statement of operations data:
Net revenues	$87,471.9	$76,329.5	$43,821.4	$37,006.7	$30,594.6
Gross profit	18,290.4	16,107.7	11,742.2	9,694.6	7,915.9
Operating expenses(3)(4)	12,244.2	11,314.4	9,300.6	7,675.1	6,461.2

Operating profit(5)	6,046.2	4,793.3	2,441.6	2,019.5	1,454.7
Interest expense, net	509.5	434.6	215.8	110.5	58.3
Income tax provision(6)	2,192.6	1,721.7	856.9	684.3	477.6

Earnings from continuing operations	3,344.1	2,637.0	1,368.9	1,224.7	918.8
Loss from discontinued operations, net of income tax benefit(7)	(132.0)	—	—	—	—

Net earnings	$3,212.1	$2,637.0	$1,368.9	$1,224.7	$918.8

Per common share data:
Basic earnings per common share:
Earnings from continuing operations	$2.32	$1.97	$1.65	$1.49	$1.13
Loss from discontinued operations	(0.09)	—	—	—	—

Net earnings	$2.23	$1.97	$1.65	$1.49	$1.13
Diluted earnings per common share:
Earnings from continuing operations	$2.27	$1.92	$1.60	$1.45	$1.10
Loss from discontinued operations	(0.09)	—	—	—	—

Net earnings	$2.18	$1.92	$1.60	$1.45	$1.10
Cash dividends per common share	0.25800	0.22875	0.15500	0.14500	0.13250

Balance sheet and other data:
Total assets	$60,959.9	$54,721.9	$20,574.1	$15,246.6	$14,513.3
Long-term debt (less current portion)	$8,057.2	$8,349.7	$2,870.4	$1,594.1	$1,925.9
Total shareholders’ equity	$34,574.4	$31,321.9	$9,917.6	$8,331.2	$6,987.2
Number of stores (at end of period)	6,923	6,301	6,205	5,474	5,378

(1)	On December 23, 2008, our Board of Directors approved a change in our fiscal year-end from the Saturday nearest December 31 of each year to December 31 of each year to better reflect our position in the health care, rather than the retail industry. The fiscal year change is effective beginning with the fourth quarter of fiscal 2008. Prior to Board approval of this change, the Saturday nearest December 31, 2008 would have resulted in a 53-week fiscal year that would have ended January 3, 2009. As you review our operating performance, please consider that fiscal 2008 includes 368 days, compared to each of the remaining fiscal years presented, which include 364 days.

(2)	Effective March 22, 2007, pursuant to the Agreement and Plan of Merger dated as of November 1, 2006, as amended (the “Merger Agreement”), Caremark Rx, Inc. was merged with a newly formed subsidiary of CVS Corporation, with Caremark Rx, L.L.C., continuing as the surviving entity (the “Caremark Merger”). Following the Caremark Merger, the name of the Company was changed to “CVS Caremark Corporation.” By virtue of the Caremark Merger, each issued and outstanding share of Caremark common stock, par value $0.001 per share, was converted into the right to receive 1.67 shares of CVS Caremark’s common stock, par value $0.01 per share. Cash was paid in lieu of fractional shares.

(3)	In 2006, the Company adopted the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements.” The adoption of this statement resulted in a $40.2 million pre-tax ($24.7 million after-tax) decrease in operating expenses for 2006.

(4)	In 2004, the Company conformed its accounting for operating leases and leasehold improvements to the views expressed by the Office of the Chief Accountant of the Securities and Exchange Commission to the American Institute of Certified Public Accountants on February 7, 2005. As a result, the Company recorded a non-cash pre-tax adjustment of $65.9 million ($40.5 million after-tax) to operating expenses, which represents the cumulative effect of the adjustment for a period of approximately 20 years. Since the effect of this non-cash adjustment was not material to 2004, or any previously reported fiscal year, the cumulative effect was recorded in the fourth quarter of 2004.

(5)	Operating profit includes the pre-tax effect of the charge discussed in Note (3) and Note (4) above.

(6)	Income tax provision includes the effect of the following: (i) in 2006, a $11.0 million reversal of previously recorded tax reserves through the tax provision principally based on resolving certain state tax matters, (ii) in 2005, a $52.6 million reversal of previously recorded tax reserves through the tax provision principally based on resolving certain state tax matters, and (iii) in 2004, a $60.0 million reversal of previously recorded tax reserves through the tax provision principally based on finalizing certain tax return years and on a 2004 court decision relevant to the industry.

(7)	In connection with certain business dispositions completed between 1991 and 1997, the Company continues to guarantee store lease obligations for a number of former subsidiaries, including Linens ‘n Things. On May 2, 2008, Linens Holding Co. and certain affiliates, which operate Linens ‘n Things, filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Pursuant to the court order entered on October 16, 2008, Linens Holding Co. is in the process of liquidating the entire Linens ‘n Things retail chain. The loss from discontinued operations includes $132.0 million of lease-related costs ($214.4 million, net of an $82.4 million income tax benefit), which the Company believes it will likely be required to satisfy pursuant to its Linens ‘n Things lease guarantees. These amounts, which are expected to change as each lease is resolved, were calculated in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We refer you to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which includes our “Cautionary Statement Concerning Forward-Looking Statements” at the end of such section, on pages 35 through 36 of our Annual Report to Stockholders for the fiscal year ended December 31, 2008, which section is incorporated by reference herein.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2008, the Company had no derivative financial instruments or derivative commodity instruments in place and believes that its exposure to market risk associated with other financial instruments, principally interest rate risk inherent in its debt portfolio, is not material.

Item 8.	Financial Statements and Supplementary Data

We refer you to the “Consolidated Statements of Operations,” “Consolidated Balance Sheets,” “Consolidated Statements of Shareholders’ Equity,” “Consolidated Statements of Cash Flows,” and “Notes to Consolidated Financial Statements,” on pages 39 through 64, and “Report of Independent Registered Public Accounting Firm” on pages 66 and 67, of our Annual Report to Stockholders for the fiscal year ended December 31, 2008, which sections are incorporated by reference herein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of December 31, 2008, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Internal control over financial reporting: We refer you to “Management’s Report on Internal Control Over Financial Reporting” on page 37 and “Report of Independent Registered Public Accounting Firm” on page 38 of our Annual Report to Stockholders for the fiscal year ended December 31, 2008, which are incorporated by reference herein, for Management’s report on the Registrant’s internal control over financial reporting and the Independent Registered Public Accounting Firm’s report with respect to the effectiveness of internal control over financial reporting.

Changes in internal control over financial reporting: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that occurred during the fourth quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

No events have occurred during the fourth quarter that would require disclosure under this item.

PART III

Item 10.	Directors and Executive Officers of the Registrant

We refer you to our Proxy Statement for the 2009 Annual Meeting of Stockholders under the captions “Committees of the Board,” “Code of Conduct,” “Director Nominations,” “Audit Committee Report,” “Biographies of our Board Nominees,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which sections are incorporated by reference herein. Biographical information on our executive officers is contained in Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

We refer you to our Proxy Statement for the 2009 Annual Meeting of Stockholders under the captions “Executive Compensation and Related Matters,” including “Compensation Discussion & Analysis” and “Management Planning and Development Committee Report,” which sections are incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We refer you to our Proxy Statement for the 2009 Annual Meeting of Stockholders under the captions “Share Ownership of Directors and Certain Executive Officers” and “Share Ownership of Principal Stockholders” which sections are incorporated by reference herein, for information concerning security ownership of certain beneficial owners and management and related stockholder matters.

The following table summarizes information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2008.

Shares in thousands	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by stockholders(1)	59,374	$28.21	74,600
Equity compensation plans not approved by stockholders	—	—	—

Total	59,374	$28.21	74,600

(1)	The number of shares available for delivery under the 1997 Incentive Compensation Plan is subject to adjustment by 9.4% of the number of shares of common stock issued or delivered by the Company during the term of the Plan (excluding any issuance or delivery in connection with awards, or any other compensation or benefit plan of the Company).

Item 13.	Certain Relationships and Related Transactions and Director Independence

We refer you to our Proxy Statement for the 2009 Annual Meeting of Stockholders under the caption “Independence Determinations for Directors” and “Certain Transactions with Directors and Officers,” which sections are incorporated by reference herein.

Item 14.	Principal Accountant Fees and Services

We refer you to our Proxy Statement for the 2009 Annual Meeting of Stockholders under the caption “Item 2: Ratification of Appointment of Independent Registered Public Accounting Firm,” which section is incorporated by reference herein.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

A.	Documents filed as part of this report:

1.	Financial Statements:

The following financial statements are incorporated by reference from pages 18 through 64 and pages 66 through 67 of our Annual Report to Stockholders for the fiscal year ended December 31, 2008, as provided in Item 8 hereof:

Consolidated Statements of Operations for the fiscal years ended December 31, 2008, December 29, 2007 and December 30, 2006	39
Consolidated Balance Sheets as of December 31, 2008 and December 29, 2007	40
Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2008, December 29, 2007 and December 30, 2006	41
Consolidated Statements of Shareholders’ Equity for the fiscal years ended December 31, 2008, December 29, 2007 and December 30, 2006	42-43
Notes to Consolidated Financial Statements	44-64
Reports of Independent Registered Public Accounting Firm	66-67

2.	Financial Statement Schedules

The following financial statement schedule is filed on page 43 of this report: Schedule II — Valuation and Qualifying Accounts. All other financial statement schedules are omitted because they are not applicable or the information is included in the financial statements or related notes.

B. Exhibits

Exhibits marked with an asterisk (*) are hereby incorporated by reference to exhibits or appendices previously filed by the Registrant as indicated in brackets following the description of the exhibit.

Exhibit	Description

1.1*	Underwriting Agreement dated September 5, 2008 by and among the Registrant and Lehman Brothers Inc., Banc of America Securities LLC, Deutsche Bank Securities Inc., Morgan Stanley & Co. Incorporated and Wachovia Capital Markets, LLC, as Representatives of the Underwriters [incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K dated September 5, 2008 (Commission File No. 001-01011)]

2.1*	Agreement and Plan of Merger dated as of November 1, 2006 among, the Registrant, Caremark Rx. Inc. and Twain MergerSub Corp. [incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement No. 333-139470 on Form S-4 filed December 19, 2006].

2.2*

Amendment No. 1 dated as of January 16, 2007 to the Agreement and Plan of Merger dated as of November 1, 2006 among the Registrant, Caremark Rx, Inc. and Twain Merger Sub Corp. [incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement No. 333-139470 on Form S-4/A filed January 16, 2007].

2.3*	Waiver Agreement dated as of January 16, 2007 between the Registrant and Caremark Rx, Inc. with respect to the Agreement and Plan Merger dates as of November 1, 2006 by and between Registrant and Caremark Rx, Inc [incorporated by reference to Exhibit 2.3 to the Registrant’s Registration Statement No. 333-139470 on Form S-4/A filed January 16, 2007].

2.4*	Amendment to Waiver Agreement, dated as of February 13, 2007, between Registrant and Caremark Rx, Inc. [incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated February 12, 2007 (Commission File No. 001-01011)].

2.5*	Agreement and Plan of Merger dated as of August 12, 2008 among, the Registrant, Longs Drug Stores Corporation and Blue MergerSub Corp.[incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated August 12, 2008 (Commission File No. 001-01011)].

3.1*	Amended and Restated Certificate of Incorporation of the Registrant [incorporated by reference to Exhibit 3.1 of CVS Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (Commission File No. 001-01011)].

3.1A*	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective May 13, 1998 [incorporated by reference to Exhibit 4.1A to Registrant’s Registration Statement No. 333-52055 on Form S-3/A dated May 18, 1998].

3.1B*	Certificate of Amendment to the Amended and Restated Certificate of Incorporation [incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated March 22, 2007 (Commission File No. 001-01011)].

3.1C*	Certificate of Merger dated May 9, 2007 [incorporated by reference to Exhibit 3.1C to Registrant’s Quarterly Report on Form 10-Q dated November 1, 2007 (Commission File No. 001-01011)].

3.2*	By-laws of the Registrant, as amended and restated [incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated January 21, 2009 (Commission File No. 001-01011)].

4	Pursuant to Regulation S-K, Item 601(b)(4)(iii)(A), no instrument which defines the rights of holders of long-term debt of the Registrant and its subsidiaries is filed with this report. The Registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

4.1*	Specimen common stock certificate [incorporated by reference to Exhibit 4.1 to the Registration Statement of the Registrant on Form 8-B dated November 4, 1996 (Commission File No. 001-01011)].

4.2*	Senior Indenture dated August 15, 2006 between the Registrant, as issuer, and The Bank of New York Trust Company, N.A., as trustee, including form of debt security [incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 10, 2006 (Commission File No. 001-01011)].

4.3*	Specimen First Supplemental Indenture between Registrant and The Bank of New York Trust Company, N. A., a national banking association [incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 22, 2007 (Commission File No. 001-01011)].

4.4*	Specimen ECAPSSM [incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated May 22, 2007 (Commission File No. 001-01011)].

10.1*	Stock Purchase Agreement dated as of October 14, 1995 between The TJX Companies, Inc. and Melville Corporation, as amended November 17, 1995 [incorporated by reference to Exhibits 2.1 and 2.2 to Melville’s Current Report on Form 8-K dated December 4, 1995 (Commission File No. 001-01011)].

10.2*	Stock Purchase Agreement dated as of March 25, 1996 between Melville Corporation and Consolidated Stores Corporation, as amended May 3, 1996 [incorporated by reference to Exhibits 2.1 and 2.2 to Melville’s Current Report on Form 8-K dated May 5, 1996 (Commission File No. 001-01011)].

10.3*	Distribution Agreement dated as of September 24, 1996 among Melville Corporation, Footstar, Inc. and Footstar Center, Inc. [incorporated by reference to Exhibit 99.1 to Melville’s Current Report on Form 8-K dated October 28, 1996 (Commission File No. 001-01011)].

10.4*	Tax Disaffiliation Agreement dated as of September 24, 1996 among Melville Corporation, Footstar, Inc. and certain subsidiaries named therein [incorporated by reference to Exhibit 99.2 to Melville’s Current Report on Form 8-K dated October 28, 1996 (Commission File No. 001-01011)].

10.5*	Stockholder Agreement dated as of December 2, 1996 between the Registrant, Nashua Hollis CVS, Inc. and Linens ’n Things, Inc. [incorporated by reference to Exhibit 10(i)(6) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 001-01011)].

10.6*	Tax Disaffiliation Agreement dated as of December 2, 1996 between the Registrant and Linens ’n Things, Inc. and certain of their respective affiliates [incorporated by reference to Exhibit 10(i)(7)

to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 001-01011)].

10.7*	Note Purchase Agreement dated June 7, 1989 by and among Melville Corporation and Subsidiaries Employee Stock Ownership Plan, as Issuer, Melville Corporation, as Guarantor, and the Purchasers listed therein [incorporated by reference to Exhibit 10(i)(9) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 001-01011)].

10.8*	Supplemental Retirement Plan for Select Senior Management of Melville Corporation I as amended through July 1995 [incorporated by reference to Exhibit 10(iii)(A)(vii) to Melville’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission File No. 001-01011)].

10.9*	Supplemental Retirement Plan for Select Senior Management of Melville Corporation II as amended through July 1995 [incorporated by reference to Exhibit 10(iii)(A)(viii) to Melville’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission File No. 001-01011)].

10.10*	Caremark Rx, Inc. Supplemental Executive Retirement Plan [incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007 (Commission File No. 001-01011)].

10.11*	Caremark Rx, Inc. Special Retirement Plan [incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007 (Commission File No. 001-01011).

10.12*	Income Continuation Policy for Select Senior Executives of Melville Corporation as amended through May 12, 1988 [incorporated by reference to Exhibit 10 (viii) to Melville’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (Commission File No. 001-01011)].

10.13*	CVS Corporation 1996 Directors Stock Plan, as amended and restated November 5, 2002 [incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (Commission File No. 001-01011)].

10.14*	Form of Employment Agreements between the Registrant and the Registrant’s executive officers [incorporated by reference to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996 (Commission File No. 001-01011)].

10.15*	Deferred Stock Compensation Plan [incorporated by reference to Exhibit 10(iii)(A)(xi) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 001-01011)].

10.16*	1997 Incentive Compensation Plan as amended [incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement No. 333-141481 on Form S-8 filed March 22, 2007].

10.17*	2007 Incentive Plan [incorporated by reference to Exhibit E of the Registrant’s Definitive Proxy Statement filed April 4, 2007 (Commission File No. 001-01011)].

10.18*	Caremark Rx, Inc. 2004 Incentive Stock Plan [incorporated by reference to Exhibit 99.2 of the Registrant’s Registration Statement No. 333-141481 on Form S-8 filed March 22, 2007].

10.19*	Caremark Rx, Inc. Deferred Compensation Plan, effective April 1, 2005 [incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007 (Commission File No. 001-01011)].

10.20*	Deferred Compensation Plan [incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 27, 1998 (Commission File No. 001-01011)].

10.21*	Partnership Equity Program [incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 27, 1998 (Commission File No. 001-01011)].

10.22*	Form of Collateral Assignment and Executive Life Insurance Agreement between Registrant and the Registrant’s executive officers [incorporated by reference to Exhibit 10.11(xv) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (Commission File No. 001-01011)].

10.23*	Description of the Long-Term Performance Share Plan [incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 (Commission File No. 001-01011)].

10.24*	1999 Employee Stock Purchase Plan [incorporated by reference to Exhibit 99.A of the

Registrant’s Definitive Proxy Statement filed March 4, 1999 (Commission File No. 001-01011)].

10.25*	2007 Employee Stock Purchase Plan [incorporated by reference to Exhibit D of the Registrant’s Definitive Proxy Statement filed April 4, 2007 (Commission File No. 001-01011)].

10.26*	Description of the Executive Retention Program [incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000 (Commission File No. 001-01011)].

10.27*	Five-year Credit Agreement dated as of June 11, 2004 by and among the Registrant, the Lenders party thereto, Bank of America, N.A., Credit Suisse First Boston and Wachovia Securities, Inc., as Co-Syndication Agents, ABN Amro Bank N.V. as Documentation Agent, and The Bank of New York, as Administrative Agent [incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated July 31, 2004 (Commission File No. 001-01011)].

10.28*	Form of Non-Qualified Stock Option Agreements between the Registrant and the selected employees of the Registrant [incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated January 5, 2005 (Commission File No. 001-01011)].

10.29*	Form of Restricted Stock Unit Agreement between the Registrant and the selected employees of the Registrant [incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated January 5, 2005 (Commission File No. 001-01011)].

10.30*	Form of Replacement Restricted Stock Unit Agreement between the Registrant and the selected employees of the Registrant [incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K dated January 5, 2005 (Commission File No. 001-01011)].

10.31*	Five Year Credit Agreement dated as of June 3, 2005 by and among the Registrant, the Lenders party hereto, Bank of America, N.A., Credit Suisse First Boston, Wachovia Securities, Inc., and National Association as Co-Syndication Agents, Suntrust Bank as Documentation Agent, and The Bank of New York, as Administrative Agent [incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2005 (Commission File No. 001-01011)].

10.32*	Retention Agreement dated as of August 5, 2005 between the Registrant and the Registrant’s President and Chief Executive Officer [incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2005 (Commission File No. 001-01011)].

10.33*	Form of Restricted Stock Unit Agreement between the Registrant and the Registrant’s President and Chief Executive Officer [incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2005 (Commission File No. 001-01011)].

10.34*	Five Year Credit Agreement dated as of May 12, 2006 by and among the Registrant, the Lenders party thereto, Bank of America, N.A., Lehman Brothers Inc. and Wachovia Bank, National Association, as Co-Syndication Agents, Keybank National Association, as Documentation Agent, and The Bank of New York, as Administrative Agent [incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated June 2, 2006 (Commission File No. 001-01011)].

10.35*	Bridge Credit Agreement dated as of May 24, 2006 by and among the Registrant, the Lenders party thereto and Lehman Commercial Paper Inc., as Administrative Agent [incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated June 2, 2006 (Commission File No. 001-01011)].

10.36	Amended and Restated Employment Agreement dated as of December 22, 2008 between the Registrant and the Registrant’s Chairman of the Board, President and Chief Executive Officer.

10.37	Amended and Restated Employment Agreement dated as of December 22, 2008 between the Registrant and the Registrant’s Executive Vice President, Chief Financial Officer and Chief Administrative Officer.

10.38	Amended and Restated Employment Agreement dated as of December 22, 2008 between the Registrant and the Registrant’s Executive Vice President and President of CVS/pharmacy – Retail.

10.39	Amended and Restated Employment Agreement dated as of December 22, 2008 between the Registrant and the Registrant’s Executive Vice President and Chief Legal Officer.

10.40	Amendment dated as of December 22, 2008 to Term Sheet Agreement dated as of March 22, 2007 between the Registrant and the Registrant’s Executive Vice President and President of Caremark Pharmacy Services.

10.41	Term Sheet Agreement effective as of March 22, 2007 between the Registrant and the Registrant’s Executive Vice President and President of Caremark Pharmacy Services.

10.42*	Employment Agreement dated as of December 20, 2001 between the Registrant and the Registrant’s Executive Vice President and President of Health Care Services. [incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the annual period ended December 30, 2006 (Commission File No. 001-01011)].

10.43*	Amendment dated as of July 30, 2008 to the Employment Agreement dated as of December 20, 2001 between the Registrant and the Registrant’s Executive Vice President and President of Health Care Services [incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2008 (Commission File No. 001-01011)].

10.44*	Five Year Credit Agreement dated as of March 12, 2007 by and among the Registrant, the Lenders party thereto, Lehman Commercial Paper Inc., and Wachovia Bank, National Association, as Co-Syndication Agents, Morgan Stanley Senior Funding, Inc., as Documentation Agent, and The Bank of New York, as Administrative Agent [incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 22, 2007 (Commission File No. 001-01011)].

10.45*	Bridge Credit Agreement dated as of March 15, 2007 by and among the Registrant, the Lenders party thereto, Lehman Commercial Paper Inc., as Administration Agent, Morgan Stanley Senior Funding, Inc., as Syndication Agent, The Bank of New York, Bank of America, N.A. and Wachovia Bank, National Association, as Co-Documentation Agents [incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated March 22, 2007 (Commission File No. 001-01011)].

10.46*	Global Amendment dated as of March 15, 2007, to i) Five Year Credit Agreement dated as of June 11, 2004, (ii) Five Year Credit Agreement dated as of June 2, 2005, (iii) Five Year Credit Agreement dated as of May 12, 2006, (iv) Five Year Credit Agreement, dated as of March 12, 2007, and (v) 364 Day Credit Agreement, dated as of March 12, 2007 [incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated March 22, 2007 (Commission File No. 001-01011)].

10.47*	Confirmation between Registrant and Lehman Brothers OTC Derivatives Inc. dated May 13, 2007 [incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 13, 2007 (Commission File No. 001-01011)].

10.48*	Confirmation between Registrant and Lehman Brothers OTC Derivatives Inc. dated November 6, 2007 [incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 7, 2007 (Commission File No. 001-01011)].

10.49*	Credit Agreement dated September 12, 2008 by and among the Registrant, the Lenders party thereto, Lehman Commercial Paper Inc., as Administrative Agent, Deutsche Bank Securities Inc., as Syndication Agent, and Bank of America, N.A., Morgan Stanley Bank, and Wachovia Bank, National Association, as Co-Documentation Agents [incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2008 (Commission File No. 001-01011)].

13	Portions of the 2008 Annual Report to Stockholders of CVS Caremark Corporation, which are specifically designated in this Form 10-K as being incorporated by reference.

21	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

23.2	Consent of KPMG LLP.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

CVS Caremark Corporation

We have audited the consolidated financial statements of CVS Caremark Corporation as of December 31, 2008 and December 29, 2007, and for the fiscal years then ended, and have issued our report thereon dated February 26, 2009. These consolidated financial statements and our reports thereon are incorporated by reference in the December 31, 2008 Annual Report on Form 10-K of CVS Caremark Corporation. Our audits also included the financial statement schedule for the fiscal years ended December 31, 2008 and December 29, 2007 listed in Item 15 of this Annual Report (Form 10-K). This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above for the fiscal years ended December 31, 2008 and December 29, 2007, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 26, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

CVS Caremark Corporation:

Under date of February 27, 2007, we reported on the consolidated statements of operations, shareholders’ equity and cash flows for the fiscal year ended December 30, 2006 of CVS Caremark Corporation (formerly CVS Corporation) and subsidiaries. These consolidated financial statements and our report thereon are incorporated by reference in the December 31, 2008 Annual Report on Form 10-K of CVS Caremark Corporation. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule for the fiscal year ended December 30, 2006 as listed in Item 15 of this Annual Report (Form 10-K). This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for the fiscal year ended December 30, 2006.

/s/ KPMG LLP

KPMG LLP

Providence, Rhode Island

February 27, 2007

Schedule II — Valuation and Qualifying Accounts

In millions	Balance at Beginning of Year	Additions Charged to Bad Debt Expense	Write-offs Charged to Allowance	Balance at End of Year
Accounts Receivable — Allowance for Doubtful Accounts:
Fiscal Year Ended December 31, 2008	$107.8	$120.7	$39.7	$188.8
Fiscal Year Ended December 29, 2007	73.4	91.2	56.8	107.8
Fiscal Year Ended December 30, 2006	53.2	83.8	63.6	73.4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CVS CAREMARK CORPORATION

Date: February 27, 2009	By:	/s/ David B. Rickard
David B. Rickard
Executive Vice President, Chief Financial Officer and Chief Administrative Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Edwin M. Banks	Director	February 27, 2009
Edwin M. Banks

/s/ C. David Brown II	Director	February 27, 2009
C. David Brown II

/s/ David M. Denton	Senior Vice President – Finance and Controller (Principal Accounting Officer)	February 27, 2009
David M. Denton

/s/ David. W. Dorman	Director	February 27, 2009
David W. Dorman

/s/ Kristen Gibney Williams	Director	February 27, 2009
Kristen Gibney Williams

/s/ Marian L. Heard	Director	February 27, 2009
Marian L. Heard

/s/ William H. Joyce	Director	February 27, 2009
William H. Joyce

/s/ Jean-Pierre Millon	Director	February 27, 2009
Jean-Pierre Million

/s/ Terrence Murray	Director	February 27, 2009
Terrence Murray

/s/ C.A. Lance Piccolo	Director	February 27, 2009
C.A. Lance Piccolo

/s/ David B. Rickard	Executive Vice President, Chief Financial Officer and	February 27, 2009
David B. Rickard	Chief Administrative Officer (Principal Financial Officer)

/s/ Sheli Z. Rosenberg	Director	February 27, 2009
Sheli Z. Rosenberg

/s/ Thomas M. Ryan	Chairman of the Board, President and	February 27, 2009
Thomas M. Ryan	Chief Executive Officer (Principal Executive Officer)

/s/ Richard J. Swift	Director	February 27, 2009
Richard J. Swift