Form 10-Q
period 2009-03-31
CVS CAREMARK CORP
filed 2009-05-05
CIK 64803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2009

Commission File Number 001-01011

CVS CAREMARK CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	05-0494040
(State of Incorporation)	(I.R.S. Employer Identification Number)

One CVS Drive, Woonsocket, Rhode Island 02895

(Address of principal executive offices)

Telephone: (401) 765-1500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, $0.01 par value, issued and outstanding at April 28, 2009:

1,455,881,000 shares

Part I	Item 1

CVS Caremark Corporation

Consolidated Condensed Statements of Operations

(Unaudited)

	Fiscal Quarter Ended
In millions, except per share amounts	March 31, 2009	March 29, 2008
Net revenues	$23,393.9	$21,326.0
Cost of revenues	18,645.9	17,033.0

Gross profit	4,748.0	4,293.0
Total operating expenses	3,370.8	2,922.9

Operating profit	1,377.2	1,370.1
Interest expense, net	142.1	130.9

Earnings from continuing operations before income tax provision	1,235.1	1,239.2
Income tax provision	491.6	490.7

Earnings from continuing operations	743.5	748.5
Loss from discontinued operations, net of income tax benefit of $3.2	(5.1)	—

Net earnings	738.4	748.5
Preference dividends, net of income tax benefit	—	3.5

Net earnings available to common shareholders	$738.4	$745.0

Basic earnings per common share:
Earnings from continuing operations	$0.51	$0.52
Loss from discontinued operations	(0.003)	—

Net earnings	$0.51	$0.52

Weighted average basic common shares outstanding	1,450.0	1,429.8

Diluted earnings per common share:
Earnings from continuing operations	$0.51	$0.51
Loss from discontinued operations	(0.003)	—

Net earnings	$0.50	$0.51

Weighted average diluted common shares outstanding	1,468.9	1,467.7

Dividends declared per common share	$0.07625	$0.06000

See accompanying notes to consolidated condensed financial statements.

Part I	Item 1

CVS Caremark Corporation

Consolidated Condensed Balance Sheets

(Unaudited)

In millions, except share and per share amounts	March 31, 2009	December 31, 2008
Assets:
Cash and cash equivalents	$997.4	$1,352.4
Accounts receivable, net	5,358.2	5,384.3
Inventories	9,052.4	9,152.6
Deferred income taxes	419.6	435.2
Other current assets	261.0	201.7

Total current assets	16,088.6	16,526.2

Property and equipment, net	8,325.4	8,125.2
Goodwill	25,491.4	25,493.9
Intangible assets, net	10,365.3	10,446.2
Other assets	385.4	368.4

Total assets	$60,656.1	$60,959.9

Liabilities:
Accounts payable	$3,566.3	$3,800.7
Claims and discounts payable	2,933.8	2,814.2
Accrued expenses	2,927.4	3,177.6
Short-term debt	1,419.9	3,044.1
Current portion of long-term debt	651.4	653.3

Total current liabilities	11,498.8	13,489.9

Long-term debt	9,056.3	8,057.2
Deferred income taxes	3,703.5	3,701.7
Other long-term liabilities	1,108.3	1,136.7

Shareholders’ equity:
Preference stock, series one ESOP convertible, par value $1.00: authorized 50,000,000 shares; no issued and outstanding shares at March 31, 2009 and 3,583,000 shares issued and outstanding at December 31, 2008	—	191.5
Common stock, par value $0.01: authorized 3,200,000,000 shares; 1,603,941,000 shares issued at March 31, 2009 and 1,603,267,000 shares issued at December 31, 2008	16.0	16.0
Treasury stock, at cost: 146,579,000 shares at March 31, 2009 and 164,502,000 shares at December 31, 2008	(5,180.9)	(5,812.3)
Shares held in trust; 1,700,000 shares at March 31, 2009 and at December 31, 2008	(55.5)	(55.5)
Capital surplus	26,925.0	27,279.6
Retained earnings	13,726.5	13,097.8
Accumulated other comprehensive loss	(141.9)	(142.7)

Total shareholders’ equity	35,289.2	34,574.4

Total liabilities and shareholders’ equity	$60,656.1	$60,959.9

See accompanying notes to consolidated condensed financial statements.

Part I	Item 1

CVS Caremark Corporation

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Fiscal Quarter Ended
In millions	March 31, 2009	March 29, 2008
Cash flows from operating activities:
Cash receipts from revenues	$17,282.7	$16,321.6
Cash paid for inventory	(12,187.5)	(12,459.8)
Cash paid to other suppliers and employees	(3,913.5)	(2,989.1)
Interest received	1.9	6.3
Interest paid	(123.0)	(124.6)
Income taxes paid	(289.3)	(13.6)

Net cash provided by operating activities	771.3	740.8

Cash flows from investing activities:
Additions to property and equipment	(466.4)	(400.3)
Proceeds from sale-leaseback transactions	5.8	5.3
Proceeds from sale or disposal of assets	1.7	4.8
Acquisitions (net of cash acquired) and investments	13.1	15.9
Sale of short-term investment	—	27.5

Net cash used in investing activities	(445.8)	(346.8)

Cash flows from financing activities:
Net reductions in short-term debt	(1,626.1)	(743.1)
Dividends paid	(109.7)	(85.9)
Proceeds from exercise of stock options	55.0	170.1
Excess tax benefits from stock based compensation	1.2	27.1
Additions to long-term debt	999.1	—
Reductions in long-term debt	—	(0.6)

Net cash used in financing activities	(680.5)	(632.4)

Net decrease in cash and cash equivalents	(355.0)	(238.4)
Cash and cash equivalents at beginning of period	1,352.4	1,056.6

Cash and cash equivalents at end of period	$997.4	$818.2

Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$738.4	$748.5
Adjustments required to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	353.9	299.3
Stock based compensation	22.0	13.2
Deferred income taxes and other non-cash items	33.8	(1.6)
Change in operating assets and liabilities, providing/(requiring) cash, net of effects from acquisitions:
Accounts receivable, net	26.1	(43.8)
Inventories	92.8	18.8
Other current assets	(64.7)	4.1
Other assets	(24.0)	3.1
Accounts payable and Claims and discounts payable	(114.8)	(190.9)
Accrued expenses	(270.4)	(108.0)
Other long-term liabilities	(21.8)	(1.9)

Net cash provided by operating activities	$771.3	$740.8

See accompanying notes to consolidated condensed financial statements.

Part I	Item 1

CVS Caremark Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 1

The accompanying consolidated condensed financial statements of CVS Caremark Corporation and its wholly-owned subsidiaries (the “Company”) have been prepared, in accordance with the rules and regulations of the Securities and Exchange Commission, without audit. In accordance with such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in Exhibit 13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “2008 Form 10-K”).

The Company adopted the Emerging Issues Task Force (“EITF”) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” during the first quarter of 2008. EITF No. 06-4 requires the application of the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS 106”) (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) to endorsement split-dollar life insurance arrangements. SFAS 106 requires the Company to recognize a liability for the discounted value of the future premium benefits that the Company will incur through the death of the underlying insured. The adoption of EITF No. 06-4 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

The Company adopted EITF No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (“EITF 06-10”), during the first quarter of 2008. EITF No. 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. The adoption of EITF 06-10 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

The Company adopted SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces SFAS 141 during the first quarter of 2009. SFAS 141R establishes the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of business combinations.

As of March 31, 2009, the Company had $202.3 million of unrecognized tax benefits (after considering the federal benefit of state taxes) related to business combinations that would have been treated as an adjustment to the purchase price allocation if they had been recognized under SFAS 141. It is possible that a significant portion of these benefits will be recognized within the 2009 fiscal year and the recognition would affect the Company’s effective income tax rate rather than being treated as an adjustment to the purchase price allocation of the acquiree.

The Company adopted FASB Staff Position (“FSP”) No. SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), during the first quarter of 2009. FSP 157-2 defers the effective date of SFAS 157, “Fair Value Measurements” for nonfinancial assets and nonfinancial liabilities, except those that are recognized or

Part I	Item 1

CVS Caremark Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited)

disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years and interim periods within those fiscal years, beginning after November 15, 2008. The adoption of this Statement did not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

The Company adopted EITF No. 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits” (“EITF 08-3”), during the first quarter of 2009. Under EITF 08-3, lessees should account for nonrefundable maintenance deposits as deposit assets if it is probable that maintenance activities will occur and the deposit is therefore realizable. Amounts on deposit that are not probable of being used to fund future maintenance activities should be expensed. The adoption of EITF No. 08-3 did not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

On December 23, 2008, the Board of Directors of the Company approved a change in the Company’s fiscal year end from the Saturday nearest December 31 of each year to December 31 of each year to better reflect the Company’s position in the health care, rather than the retail, industry. The fiscal year change was effective beginning with the fourth quarter of fiscal 2008. The first quarter of 2009 and 2008 include 90 days and 91 days, respectively.

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

Note 2

In connection with certain business dispositions completed between 1991 and 1997, the Company continues to guarantee store lease obligations for a number of former subsidiaries, including Linens ‘n Things. On May 2, 2008, Linens Holding Co. and certain affiliates, which operate Linens ‘n Things, filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Company’s loss from discontinued operations for the first quarter of 2009 includes $5.1 million ($8.3 million, net of a $3.2 million income tax benefit) of lease-related costs (i.e., interest accretion and legal fees).

Note 3

The Company currently operates two business segments: Pharmacy Services and Retail Pharmacy. The operating segments are businesses of the Company for which separate financial information is available and for which operating results are evaluated on a regular basis by executive management in deciding how to allocate resources and in assessing performance. The Company’s business segments offer different products and services and require distinct technology and marketing strategies.

The Pharmacy Services business provides a full range of prescription benefit management (“PBM”) services including mail order pharmacy services, specialty pharmacy services, plan design and administration, formulary management and claims processing. The Company’s customers are primarily employers, insurance companies, unions, government employee groups, managed care organizations, other sponsors of health benefit plans and individuals throughout the United States. In addition, through the Company’s SilverScript Insurance Company

Part I	Item 1

CVS Caremark Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited)

(“SilverScript”) and Accendo Insurance Company (“Accendo”) subsidiaries, the Company is a national provider of drug benefits to eligible beneficiaries under the Federal Government’s Medicare Part D program. Currently, the pharmacy services business operates under the Caremark Pharmacy Services ®, Caremark ®, CVS Caremark™, CarePlus CVS/pharmacy™, CarePlus™, RxAmerica ®, AccordantCare™ and TheraCom ® names. As of March 31, 2009, the Pharmacy Services segment operated 52 retail specialty pharmacy stores, 20 specialty mail order pharmacies and 6 mail service pharmacies located in 25 states, Puerto Rico and the District of Columbia.

As of March 31, 2009, the Retail Pharmacy Segment included 6,912 retail drugstores, of which 6,849 operated a pharmacy, the online retail website, CVS.com ® and the retail health care clinics. The retail drugstores are located in 41 states and the District of Columbia operating primarily under the CVS/pharmacy ®, or Longs Drug ® names. As of March 31, 2009, the Company operated 559 retail health care clinics in 27 states under the MinuteClinic® name, of which 543 were located within CVS/pharmacy stores. The clinics utilize nationally recognized medical protocols to diagnose and treat minor health conditions and are staffed by board-certified nurse practitioners and physician assistants.

The Company evaluates segment performance based on net revenue, gross profit and operating profit before the effect of non-recurring charges and gains and certain intersegment activities and charges.

Following is a reconciliation of the Company’s business segments to the consolidated condensed financial statements as of and for the respective periods:

In millions	Pharmacy Services Segment(1)	Retail Pharmacy Segment	Intersegment Eliminations(2)	Consolidated Totals
Fiscal Quarter Ended
March 31, 2009:
Net revenue	$11,534.8	$13,496.9	$(1,637.8)	$23,393.9
Gross profit	791.8	3,956.2	—	4,748.0
Operating profit	485.8	891.4	—	1,377.2

March 29, 2008:
Net revenue	$10,764.7	$11,845.6	$(1,284.3)	$21,326.0
Gross profit	788.0	3,505.0	—	4,293.0
Operating profit	530.0	840.1	—	1,370.1

Total assets:
March 31, 2009	$32,854.3	$28,226.9	$(425.1)	$60,656.1
December 31, 2008	32,904.1	28,404.5	(348.7)	60,959.9

Goodwill:
March 31, 2009	$18,819.0	$6,672.4	$—	$25,491.4
December 31, 2008	18,817.6	6,676.3	—	25,493.9

(1)	Net revenues of the Pharmacy Services Segment include approximately $1,667.9 million and $1,664.9 million of Retail Co-payments for the first quarter of 2009 and 2008, respectively.

(2)	Intersegment eliminations relate to intersegment revenues that occur when a Pharmacy Services Segment customer uses a Retail Pharmacy Segment store to purchase covered products. When this occurs, both segments record the revenue on a standalone basis.

Part I	Item 1

CVS Caremark Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 4

The Company accounts for goodwill and intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” As such, goodwill and other indefinitely-lived intangible assets are not amortized, but are subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate there may be impairment. During the third quarter of 2008, the Company performed its required annual goodwill impairment test, which concluded there was no impairment of goodwill.

The carrying amount of goodwill was $25.5 billion at March 31, 2009 and December 31, 2008. The carrying amount of indefinitely-lived assets was $6.4 billion as of March 31, 2009 and December 31, 2008. Intangible assets with finite useful lives are amortized over their estimated useful life.

Following is a summary of the Company’s intangible assets as of the respective balance sheet dates:

	As of March 31, 2009		As of December 31, 2008
In millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks (indefinitely-lived)	$6,398.0	$—	$6,398.0	$—
Customer relationships and covenants not to compete	4,846.0	(1,315.9)	4,748.8	(1,240.4)
Favorable leases and Other	642.5	(205.3)	719.3	(179.5)

	$11,886.5	$(1,521.2)	$11,866.1	$(1,419.9)

The amortization expense related to finite-lived intangible assets for the fiscal quarter ended March 31, 2009 was $107.5 million.

Note 5

Accumulated other comprehensive loss consists of changes in the net actuarial gains and losses associated with pension and other post retirement benefit plans, unrealized losses on derivatives and adjustment to initially apply SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. In accordance with SFAS No. 158, the amount included in accumulated other comprehensive income related to the Company’s pension and post retirement plans was $216.9 million pre-tax ($132.3 million after-tax) as of March 31, 2009 and as of December 31, 2008, respectively. The unrealized loss on derivatives totaled $15.2 million pre-tax ($9.7 million after-tax) and $16.6 million pre-tax ($10.5 million after-tax) as of March 31, 2009 and December 31, 2008, respectively.

Following are the changes in comprehensive income:

	Fiscal Quarter Ended
In millions	March 31, 2009	March 29, 2008
Net earnings, as reported	$738.4	$748.5
Reclassification of unrealized gain on derivatives	0.8	0.8

Total comprehensive income, net of taxes	$739.2	$749.3

As of March 31, 2009, the Company had no freestanding derivatives in place.

Part I	Item 1

CVS Caremark Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 6

Following are the components of net interest expense:

	Fiscal Quarter Ended
In millions	March 31, 2009	March 29, 2008
Interest expense	$144.0	$137.2
Interest income	(1.9)	(6.3)

Interest expense, net	$142.1	$130.9

Note 7

On March 10, 2009, the Company issued $1.0 billion of 6.60% unsecured senior notes due March 15, 2019 (the “2009 Notes”). The 2009 Notes pay interest semi-annually on March 15 and September 15 of each year and may be redeemed, in whole or in part, at any time prior to March 15, 2019, at the redemption price plus accrued interest.

Note 8

Basic earnings per common share is computed by dividing: (i) net earnings, after deducting the after-tax Employee Stock Ownership Plan (“ESOP”) preference dividends, by (ii) the weighted average number of common shares outstanding during the period (the “Basic Shares”).

Diluted earnings per common share is computed by dividing: (i) net earnings, after accounting for the difference between the dividends on the ESOP preference stock and common stock and after making adjustments for the incentive compensation plans, by (ii) Basic Shares plus the additional shares that would be issued assuming that all dilutive stock awards are exercised and the ESOP preference stock is converted into common stock. Options to purchase 33.6 million and 12.0 million shares of common stock were outstanding as of March 31, 2009 and March 29, 2008, respectively, but were not included in the calculation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Part I	Item 1

CVS Caremark Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Following is a reconciliation of basic and diluted earnings per common share for the respective periods:

	Fiscal Quarter Ended
In millions, except per share amounts	March 31, 2009	March 29, 2008
Numerator for earnings per common share calculation:
Earnings from continuing operations	$743.5	$748.5
Preference dividends, net of income tax benefit	—	(3.5)

Earnings from continuing operations available to common shareholders, basic	$743.5	$745.0
Loss from discontinued operations, net of income tax benefit	(5.1)	—

Net earnings available to common shareholders, basic	$738.4	$745.0

Earnings from continuing operations	$743.5	$748.5
Dilutive earnings adjustments	—	(0.9)

Earnings from continuing operations available to common shareholders, diluted	$743.5	$747.6
Loss from discontinued operations, net of income tax benefit	(5.1)	—

Net earnings available to common shareholders, diluted	$738.4	$747.6

Denominator for earnings per common share calculation:
Weighted average common shares, basic	1,450.0	1,429.8
Effect of dilutive securities:
ESOP preference stock	5.5	17.5
Stock options	8.9	16.9
Other stock awards	4.5	3.5

Weighted average common shares, diluted	1,468.9	1,467.7

Basic earnings per common share:
Earnings from continuing operations	$0.51	$0.52
Loss from discontinued operations	(0.003)	—

Net earnings	$0.51	$0.52

Diluted earnings per common share:
Earnings from continuing operations	$0.51	$0.51
Loss from discontinued operations	(0.003)	—

Net earnings	$0.50	$0.51

When computing diluted earnings per common share, the Company assumes that the ESOP preference stock is converted into common stock and all dilutive stock awards are exercised. After the assumed ESOP preference stock conversion, the ESOP Trust would hold common stock rather than ESOP preference stock and would receive common stock dividends ($0.25800 annually per share in 2008) rather than ESOP preference stock dividends ($3.90 per share in 2008). Since the ESOP Trust uses the dividends it receives to service its debt, the Company would have to increase its contribution to the ESOP Trust to compensate it for the lower dividends. This additional contribution would reduce the Company’s net earnings, which in turn, would reduce the amounts that would have to be accrued under the Company’s incentive compensation plans.

Part I	Item 1

CVS Caremark Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited)

During the first quarter of 2009, pursuant to the Company’s Amended and Restated Certificate of Incorporation (the “Charter”), the Company informed the trustee of the ESOP Trust of its intent to redeem for cash all of the outstanding shares of ESOP Preference Stock on February 24, 2009 (the “Redemption Date”). Under the Charter, at any time prior to the Redemption Date, the trustee is afforded the right to convert the ESOP Preference Stock into shares of the Company’s Common Stock. The conversion rate at the time of the notice was 4.628 shares of Common Stock for each share of ESOP Preference Stock. The trustee exercised its right of conversion and all outstanding shares of ESOP Preference Stock were converted into Common Stock.

Note 9

Between 1991 and 1997, the Company sold or spun off a number of subsidiaries, including Bob’s Stores, Linens ‘n Things, Marshalls, Kay-Bee Toys, Wilsons, This End Up and Footstar. In many cases, when a former subsidiary leased a store, the Company provided a guarantee of the store’s lease obligations. When the subsidiaries were disposed of, the Company’s guarantees remained in place, although each initial purchaser has indemnified the Company for any lease obligations the Company was required to satisfy. If any of the purchasers or any of the former subsidiaries were to become insolvent and failed to make the required payments under a store lease, the Company could be required to satisfy these obligations.

As of March 31, 2009, the Company guaranteed approximately 95 such store leases (excluding the lease guarantees related to Linens ‘n Things, which are discussed in Note 2 previously in this document), with the maximum remaining lease term extending through 2018. Management believes the ultimate disposition of any of the remaining guarantees will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or future cash flows.

Caremark’s subsidiary Caremark, Inc. (now known as Caremark, L.L.C.) is a defendant in a qui tam lawsuit initially filed by a relator on behalf of various state and federal government agencies in Texas federal court in 1999. The case was unsealed in May 2005. The case seeks money damages and alleges that Caremark’s processing of Medicaid and certain other government claims on behalf of its clients (which allegedly resulted in underpayments from our clients to the applicable government agencies) violates applicable federal or state False Claims Acts and fraud statutes. The United States and the States of Texas, Tennessee, Florida, Arkansas, Louisiana and California intervened in the lawsuit, but Tennessee and Florida withdrew from the lawsuit in August 2006 and May 2007, respectively. The parties previously filed cross motions for partial summary judgment, and in August 2008, the court granted several of Caremark’s motions and denied the motions filed by the plaintiffs. The court’s recent rulings are favorable to Caremark and substantially limit the ability of the plaintiffs to assert False Claims Act allegations or statutory or common law theories of recovery based on Caremark’s processing of Medicaid and other government reimbursement requests. The state plaintiffs and the relator have filed a motion asking the court to reconsider its rulings. The United States has asked the court to take the procedural steps necessary for it to take an immediate appeal. In April 2009, the State of Texas filed a purported civil enforcement action against Caremark for injunctive relief, damages and civil penalties in Travis County, Texas alleging that Caremark violated the Texas Medicaid Fraud Prevention Act and other state laws based on our processing of Texas Medicaid claims on behalf of PBM clients. The claims and issues raised in this lawsuit are related to the claims and issues pending in the federal qui tam lawsuit described above.

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

Caremark was named in a putative class action lawsuit filed in October 2003 in Alabama state court by John Lauriello, purportedly on behalf of participants in the 1999 settlement of various securities class action and derivative lawsuits against Caremark and others. Other defendants include insurance companies that provided coverage to Caremark with respect to the settled lawsuits. The Lauriello lawsuit seeks approximately $3.2 billion in compensatory damages plus other non-specified damages based on allegations that the amount of insurance coverage available for the settled lawsuits was misrepresented and suppressed. A similar lawsuit was filed in November 2003 by Frank McArthur, also in Alabama state court, naming as defendants Caremark, several insurance companies, attorneys and law firms involved in the 1999 settlement. This lawsuit was stayed as a later-filed class action, but McArthur was subsequently allowed to intervene in the Lauriello action. The attorneys and law firms named as defendants in McArthur’s intervention pleadings have been dismissed from the case, and discovery on class certification and adequacy issues is underway.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

CVS Caremark Corporation:

We have reviewed the consolidated condensed balance sheets of CVS Caremark Corporation (the Company) as of March 31, 2009 and March 29, 2008, and the related consolidated condensed statements of operations and cash flows for the fiscal quarters then ended. These financial statements are the responsibility of the Company’s management.

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

As discussed in Note 1 to the consolidated condensed financial statements, effective December 30, 2007, CVS Caremark Corporation adopted Emerging Issues Task Force (EITF) No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, and EITF No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements, and effective January 1, 2009 CVS Caremark Corporation adopted Statement of Financial Accounting Standard No. 141(R), Business Combinations.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CVS Caremark Corporation as of December 31, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the fiscal year then ended not presented herein and in our report dated February 26, 2009, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph for the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No.109, EITF No. 06-4, and EITF No. 06-10. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

April 30, 2009

Boston, Massachusetts

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of Our Business

CVS Caremark Corporation (“we”, “our”, the “Company”) is the largest provider of prescriptions in the United States. We fill or manage more than one billion prescriptions annually. As a fully integrated pharmacy services company, we believe we can drive value for our customers by effectively managing pharmaceutical costs and improving health care outcomes through our pharmacy benefit management, mail order and specialty pharmacy division, Caremark Pharmacy Services®; our more than 6,900 CVS/pharmacy® and Longs Drug® retail stores; our retail-based health clinic subsidiary, MinuteClinic®; and our online pharmacy, CVS.com®.

We strive to improve clinical outcomes to help employers and health plans control their health care costs. In that regard, we offer disease management, health assessment and wellness services to help plan participants manage and protect against potential health risks and avoid future health costs.

Today’s health care delivery system is rapidly changing. Health care is becoming more consumer-centric as the U.S. health care system struggles to manage growing costs and employers are shifting more of the responsibility for managing those costs to employees. In addition, the aging population, increasing incidences of chronic diseases and increasing utilization of the Medicare drug benefit are fueling the demand for prescriptions and pharmacy services. Further, cost-effective generic drugs are becoming more widely available and new drug therapies are being introduced to treat unmet health care needs and reduce hospital stays. Consumers require medication management programs and better information to help them get the most out of their health care dollars. As a fully integrated pharmacy services company, we believe we are well positioned to provide solutions to address these trends and improve the pharmacy services experience for consumers.

Our business includes two operating segments: Pharmacy Services and Retail Pharmacy.

Fiscal Year Change

On December 23, 2008, the Board of Directors of the Company approved a change in the Company’s fiscal year end from the Saturday nearest December 31 of each year to December 31 of each year to better reflect the Company’s position in the health care, rather than the retail, industry. The fiscal year change was effective beginning with the fourth quarter of fiscal 2008. As you review our operating performance, please consider that the fiscal quarters ended March 31, 2009 and March 29, 2008 include 90 days and 91 days, respectively.

Results of Operations

The following discussion explains the material changes in our results of operations for the fiscal quarters ended March 31, 2009 and March 29, 2008 and the significant developments affecting our financial condition since December 31, 2008. We strongly recommend that you read our audited consolidated financial statements and footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Exhibit 13 to our annual report on Form 10-K for the fiscal year ended December 31, 2008 (the “2008 Form 10-K”) along with this report.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

First Quarter Ended March 31, 2009 versus March 29, 2008

Summary of the Consolidated Financial Results:

	Fiscal Quarter Ended
In millions, except per common share amounts	March 31, 2009	March 29, 2008
Net revenues	$23,393.9	$21,326.0
Gross profit	4,748.0	4,293.0
Total operating expenses	3,370.8	2,922.9

Operating profit	1,377.2	1,370.1
Interest expense, net	142.1	130.9

Earnings from continuing operations before income tax provision	1,235.1	1,239.2
Income tax provision	491.6	490.7

Earnings from continuing operations	743.5	748.5
Loss from discontinued operations, net of income tax benefit of $3.2	(5.1)	—

Net earnings	$738.4	$748.5

Diluted earnings per common share:
Earnings from continuing operations	$0.51	$0.51
Loss from discontinued operations	(0.003)	—

Net earnings	$0.50	$0.51

Net revenues increased $2.1 billion compared to the first quarter of 2008. As you review our performance in this area, we believe you should consider the following important information:

•

Effective October 20, 2008, we acquired Longs Drug Stores Corporation, which included 529 retail drug stores (the “Longs Drug Stores”), RxAmerica, LLC (“RxAmerica”), which provides pharmacy benefit management services and Medicare Part D benefits, and other related assets (the “Longs Acquisition”). During the first quarter of 2009, the Longs Acquisition increased net revenues by approximately $1.4 billion, compared to the first quarter of 2008.

•	During the first quarter of 2009, one less day in the reporting period decreased net revenues by approximately $343 million, compared to the first quarter of 2008.

Please see the Segment Analysis later in this document for additional information about our net revenues.

Gross profit increased $455.0 million compared to the first quarter of 2008. As you review our performance in this area, we believe you should consider the following important information:

•

In addition, our gross profit continued to benefit from the increased utilization of generic drugs (which normally yield a higher gross profit rate than equivalent brand name drugs) in both the Pharmacy Services and Retail Pharmacy Segments.

•	During the first quarter of 2009, our gross profit increased as a result of the Longs Acquisition.

•	During the first quarter of 2009, one less day in the reporting period decreased gross profit by approximately $90 million, compared to the first quarter of 2008.

Please see the Segment Analysis later in this document for additional information about our gross profit.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating expenses increased $447.9 million compared to the first quarter of 2008. As you review our performance in this area, we believe you should consider the following important information:

•	During the first quarter of 2009, operating expenses increased as a result of the Longs Acquisition.

•	During the first quarter of 2009, one less day in the reporting period decreased operating expenses by approximately $58 million, compared to the first quarter of 2008.

Please see the Segment Analysis later in this document for additional information about our operating expenses.

Interest expense, net consisted of the following:

	Fiscal Quarter Ended
In millions	March 31, 2009	March 29, 2008
Interest expense	$144.0	$137.2
Interest income	(1.9)	(6.3)

Interest expense, net	$142.1	$130.9

During the first quarter of 2009, net interest expense increased $11.2 million, compared to the first quarter of 2008. This was primarily the result of an increase in our average debt balance due to increased borrowings to fund the Longs Acquisition.

Income tax provision ~ Our effective income tax rate was 39.8% for the first quarter of 2009, compared to 39.6% for the first quarter of 2008.

Earnings from continuing operations decreased $5.0 million to $743.5 million (or $0.51 per diluted share) compared to the first quarter of 2008.

Loss from discontinued operations ~ In connection with certain business dispositions completed between 1991 and 1997, the Company continues to guarantee store lease obligations for a number of former subsidiaries, including Linens ‘n Things. The Company’s loss from discontinued operations for the first quarter of 2009 includes $5.1 million ($8.3 million, net of a $3.2 million income tax benefit) of lease-related costs (i.e., interest accretion and legal fees). Please see Note 9 previously in this document for additional information about our lease guarantees.

Net earnings decreased $10.1 million or 1.3% to $738.4 million (or $0.50 per diluted share) for the first quarter of 2009, compared to $748.5 million (or $0.51 per diluted share) for the first quarter of 2008. The decrease in net earnings was primarily due to the factors discussed above.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Segment Analysis

We evaluate segment performance based on net revenues, gross profit and operating profit before the effect of certain intersegment activities and charges. Following is a reconciliation of the Company’s business segments to the consolidated financial statements:

In millions	Pharmacy Services Segment(1)	Retail Pharmacy Segment	Intersegment Eliminations(2)	Consolidated Totals
Fiscal Quarter Ended
March 31, 2009:
Net revenue	$11,534.8	$13,496.9	$(1,637.8)	$23,393.9
Gross profit	791.8	3,956.2	—	4,748.0
Operating profit	485.8	891.4	—	1,377.2
March 29, 2008:
Net revenue	$10,764.7	$11,845.6	$(1,284.3)	$21,326.0
Gross profit	788.0	3,505.0	—	4,293.0
Operating profit	530.0	840.1	—	1,370.1

(1)	Net revenues of the Pharmacy Services Segment include approximately $1,667.9 million and $1,664.9 million of Retail Co-payments for the first quarter of 2009 and 2008, respectively.

(2)	Intersegment eliminations relate to intersegment revenues that occur when a Pharmacy Services Segment customer uses a Retail Pharmacy Segment store to purchase covered products. When this occurs, both segments record the revenue on a standalone basis.

Pharmacy Services Segment

The following table summarizes our Pharmacy Services Segment’s performance for the respective periods:

	Fiscal Quarter Ended
In millions	March 31, 2009	March 29, 2008
As reported:
Net revenues	$11,534.8	$10,764.7
Gross profit	791.8	788.0
Gross profit % of net revenues	6.9%	7.3%
Operating expenses	306.0	258.0
Operating expense % of net revenues	2.7%	2.4%
Operating profit	485.8	530.0
Operating profit % of net revenues	4.2%	4.9%
Net revenues:
Mail service	$3,955.0	$3,647.1
Retail network	7,498.2	7,023.8
Other	81.6	93.8
Pharmacy claims processed:
Total	163.4	156.8
Mail service	15.7	15.3
Retail network	147.7	141.5
Generic dispensing rate:
Total	67.7%	64.1%
Mail service	55.5%	52.8%
Retail network	68.8%	65.2%
Mail order penetration rate	23.0%	23.1%

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net revenues ~ Net revenues increased $770.1 million, or 7.2%, to $11.5 billion in the first quarter of 2009 compared to $10.8 billion in the first quarter of 2008. As you review our Pharmacy Services Segment’s revenue performance, we believe you should consider the following important information:

•

The Pharmacy Services Segment recognizes revenues for its national retail pharmacy network transactions based on individual contract terms. In accordance with Emerging Issues Task Force Issue (“EITF”) No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” Caremark’s contracts are predominantly accounted for using the gross method. RxAmerica’s contracts are accounted for using the net method. We expect to convert a number of RxAmerica’s contracts to the Caremark contract structure beginning in the second quarter of 2009, which will result in such contracts being accounted for under the gross method.

•

During the first quarter of 2009, the inclusion of RxAmerica’s results increased net revenues by approximately $240 million (and retail network revenues by approximately $215 million), compared to the first quarter of 2008.

•	During the first quarter of 2009, one less day in the reporting period decreased net revenues by approximately $138 million, compared to the first quarter of 2008.

•

Our mail service claims processed increased 3.0% to 15.7 million claims in the first quarter of 2009, compared to 15.3 million claims in the first quarter of 2008. This increase was primarily due to net new client starts offset by claims which were filled at a retail pharmacy under the Maintenance Choice™ program and are reported as retail claims. Maintenance Choice is a flexible fulfillment option that affords eligible plan participants the convenient choice of picking up their 90-day supply of maintenance medications at any CVS/pharmacy store or obtaining them through mail order in either case at the cost of mail (i.e., using the pricing discounts applied at mail) for both the payer and the plan participant.

•

During the first quarter of 2009, our average revenue per mail service claim increased by 5.3% compared to the first quarter of 2008. Specialty mail service claims, which have significantly higher average net revenues per claim, increased our average revenue per mail claim by 6.2%. This increase was offset, in part, by an increase in the percentage of generic drugs dispensed and changes in client pricing.

•

Our mail service generic dispensing rate increased to 55.5% in the first quarter of 2009, compared to 52.8% in the first quarter of 2008. This increase was primarily due to new generic drug introductions and our continued efforts to encourage plan participants to use generic drugs when they are available.

•

Our retail network claims processed increased 4.4% to 147.7 million in the first quarter of 2009, compared to 141.5 million in the first quarter of 2008. This increase was primarily due to the addition of RxAmerica claims and claims which were filled at retail pharmacies under the Maintenance Choice program, offset by a reduction in claims due to the termination of two large health plan clients effective January 1, 2009 and having one less day in the first quarter of 2009 compared to the first quarter of 2008.

•

During the first quarter of 2009, our average revenue per retail network claim processed increased 2.3% compared to the first quarter of 2008. Our average revenue per retail network claim processed is affected by (i) higher drug costs, which normally result in higher claim revenues, (ii) customer pricing, (iii) changes in the percentage of generic drugs dispensed and (iv) claims mix. In addition, our average revenue per retail network claim was impacted in the first quarter of 2009 by (i) the inclusion of RxAmerica results, which are accounted for using the net revenue recognition method as discussed above, and (ii) a change in the revenue recognition method from net to gross for a large health plan on

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 1, 2009 as a result of a revised contract, which resulted in an additional $244.1 million in retail network revenues in the first quarter of 2009 compared to the first quarter of 2008.

•

Our retail network generic dispensing rates increased to 68.8% in the first quarter of 2009, compared to 65.2% in the first quarter of 2008. This increase was primarily due to the impact of new generic drug introductions, our continued efforts to encourage plan participants to use generic drugs when they are available and the impact of RxAmerica claims. RxAmerica retail network claims increased our generic dispensing rate by approximately 125 basis points during the first quarter of 2009 compared to the first quarter of 2008.

Gross profit includes net revenues less cost of revenues. Cost of revenues includes (i) the cost of pharmaceuticals dispensed, either directly through our mail service and specialty retail pharmacies or indirectly through our national retail pharmacy network, (ii) shipping and handling costs and (iii) the operating costs of our mail service pharmacies, customer service operations and related information technology support. Gross profit as a percentage of revenues was 6.9% and 7.3% in the first quarter of 2009 and 2008, respectively.

As you review our Pharmacy Services Segment’s performance in this area, we believe you should consider the following important information:

•

Our total generic dispensing rate increased to 67.7% in the first quarter of 2009, compared to 64.1% in the first quarter of 2008. RxAmerica claims increased our total generic dispensing rate by approximately 125 basis points during the first quarter of 2009 compared to the first quarter of 2008.

•

Our gross profit dollars and gross profit rates continued to be impacted by our efforts to (i) retain existing customers, (ii) obtain new business, (iii) migrate customers and participants to our Maintenance Choice™ program and (iv) maintain or improve the purchase discounts we received from manufacturers, wholesalers and retail pharmacies. During the 2008 selling season, the Company renewed a number of existing clients and obtained new clients at lower rates, which resulted in gross profit compression in the first quarter of 2009.

Total operating expenses, which include selling, general and administrative expenses (including integration and other merger-related expenses), depreciation and amortization related to selling, general and administrative activities and retail specialty pharmacy store and administrative payroll, employee benefits and occupancy costs increased $48.0 million to $306.0 million, or 2.7% of net revenues, in the first quarter of 2009, compared to $258.0 million, or 2.4% of net revenues, in the first quarter of 2008.

•

The increase in total operating expenses in the first quarter of 2009 is primarily related to (i) litigation reserves; (ii) the dissolution of our joint venture with Universal American Corporation at the end of fiscal 2008, the income from which was historically an offset to operating expenses and (iii) the inclusion of RxAmerica’s total operating expenses in the first quarter of 2009.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Retail Pharmacy Segment

The following table summarizes our Retail Pharmacy Segment’s performance for the respective periods:

	Fiscal Quarter Ended
In millions	March 31, 2009	March 29, 2008
Net revenues	$13,496.9	$11,845.6
Gross profit	3,956.2	3,505.0
Gross profit % of net revenues	29.3%	29.6%
Operating expenses	3,064.8	2,664.9
Operating expenses % of net revenues	22.7%	22.5%
Operating profit	891.4	840.1
Operating profit % of net revenues	6.6%	7.1%

Net revenue increase:
Total	13.9%	5.4%
Pharmacy	13.2%	4.8%
Front Store	15.6%	6.6%
Same store sales increase:(1)(2)
Total	3.3%	3.9%
Pharmacy	4.6%	3.7%
Front Store	0.7%	4.3%
Generic dispensing rate	69.2%	66.6%
Pharmacy % of net revenues	67.7%	68.2%
Third party % of pharmacy revenue	95.4%	95.4%
Retail prescriptions filled	152.4	139.5

(1)	Same store sales increase excludes the Longs Drug Stores, which were acquired effective October 20, 2008. These stores will be included in same store sales beginning in November 2009.

(2)	Same store sales increase is based on sales from stores open more than one year based on a comparable 90-day reporting period.

Net revenues ~ As you review our Retail Pharmacy Segment’s performance in this area, we believe you should consider the following important information:

•

Front store sales were negatively impacted by a later Easter (April 12th this year versus March 23rd last year), which shifted less holiday sales into the second quarter of 2009. We estimate the Easter shift negatively impacted total same store sales by approximately 40 basis points and front store same store sales by approximately 115 basis points during the first quarter of 2009.

•	During the first quarter of 2009, the inclusion of the Longs Drug Stores’ results increased net revenues by approximately $1.2 billion, compared to the first quarter of 2008.

•

As of March 31, 2009, we operated 6,912 retail stores compared to 6,267 retail stores on March 29, 2008. Total net revenues from new stores accounted for approximately 160 and 130 basis points of our total net revenue percentage increase for the first quarter of 2009 and 2008, respectively.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

2009, approximately 63% of our existing stores were freestanding, compared to approximately 65% at March 29, 2008. The decrease in the percentage of freestanding stores is attributable to the inclusion of the Longs Drug Stores acquired in 2008.

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

•

Pharmacy revenue dollars continue to be negatively impacted in both periods by the conversion of brand named drugs to equivalent generic drugs, which typically have a lower selling price. In addition, our pharmacy growth has also been adversely affected by a decline in utilization trend as a result of a weakening economy, growth of the mail order channel, a decline in the number of significant new brand named drug introductions, higher consumer co-payments and co-insurance arrangements and by an increase in the number of over-the-counter remedies that were historically only available by prescription.

Gross profit, which includes net revenues less the cost of merchandise sold during the reporting period and the related purchasing costs, warehousing costs, delivery costs and actual and estimated inventory losses, as a percentage of net revenues, was 29.3% for the first quarter of 2009, compared to 29.6% for the first quarter of 2008.

As you review our Retail Pharmacy Segment’s performance in this area, we believe you should consider the following important information:

•

During the first quarter of 2009, our pharmacy gross profit rate continued to benefit from an increase in generic drug revenues, which normally yield a higher gross profit rate than equivalent brand name drug revenues. However, the increased use of generic drugs has augmented the efforts of third party payors to reduce reimbursement payments to retail pharmacies for prescriptions. This trend, which we expect to continue, reduces the benefit we realize from brand to generic product conversions.

•	During the first quarter of 2009, our gross profit increased as a result of the Longs Drug Stores, compared to the first quarter of 2008.

•

The Federal Government’s Medicare Part D benefit is increasing prescription utilization. However, it is also decreasing our pharmacy gross profit rates as our higher gross profit business (e.g., cash customers) continues to migrate to Part D.

•

On February 8, 2006, the Deficit Reduction Act of 2005 (the “DRA”) was signed into law. The DRA seeks to reduce federal spending by altering the Medicaid reimbursement formula for multi-source (i.e., generic) drugs. According to the Congressional Budget Office, retail pharmacies are expected to negotiate with individual states for higher dispensing fees to mitigate the adverse effect of these changes. These changes were scheduled to begin to take effect during the first quarter of 2007 and were expected to result in reduced Medicaid reimbursement rates for retail pharmacies.

During 2007, the Centers for Medicare and Medicaid Services (“CMS”) issued a final rule implementing provisions under the DRA regarding prescription drugs under the Medicaid program. Among other things, the rule defines “Average Manufacturer Price” (“AMP”) and “best price,” and specifies the items that must be included and excluded in the calculation of each (the “AMP Rule”). Under the AMP Rule, which became effective October 1, 2007, sales to mail pharmacies would be

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

included in the calculation of AMP, but rebates and other discounts negotiated by PBMs in their capacity as PBMs would be excluded. The rule also implements the DRA provision establishing a new reimbursement formula for generic drugs under Medicaid and establishes federal upper limits (“FULs”) for generics based on 250 percent of the lowest AMP in a given drug class. In December 2007, the U.S. District Court for the District of Columbia preliminarily enjoined CMS from implementing the AMP Rule to the extent such action affects Medicaid reimbursement rates for retail pharmacies and from posting online or disclosing any AMP data. In addition, the Medicare Improvements for Patients and Providers Act of 2007 (MIPPA) prohibited the use of the AMP to set FULs until September 2009 and the publication of AMP data until October 2009, and also permitted CMS to update FULs utilizing the old formula.

In October 2008, CMS issued a rule, subject to comment, which modified the definition of multiple source drugs, a component of the AMP calculation, seeking to address one of the legal challenges on which the injunction was issued. Plaintiffs in the litigation responded with an amended complaint asserting that the revised definition continues to be inconsistent with the DRA.

As a result of the above, we cannot predict the extent or timing of implementation of the AMP Rule, its effect on Medicaid reimbursement or its impact on the Company.

•

Our pharmacy gross profit rates have been adversely affected by the efforts of managed care organizations, pharmacy benefit managers, governmental and other third party payors to reduce their prescription drug costs. In the event this trend continues, we may not be able to sustain our current rate of revenue growth and gross profit dollars could be adversely impacted.

•

Front store sales increased as a percentage of total sales during the fiscal quarter ended March 31, 2009. On average our gross profit on front store sales is higher than our average gross profit on pharmacy sales. Pharmacy sales as a percentage of total sales were 67.7% for first quarter of 2009, compared to 68.2% for the first quarter of 2008.

•	Front store gross profit rate benefited from improved product mix and continued benefits from our ExtraCare loyalty program.

Total operating expenses, which include store and administrative payroll, employee benefits, store and administrative occupancy costs, selling expenses, advertising expenses, administrative expenses and depreciation and amortization expense increased to 22.7% of net revenues during the first quarter of 2009, compared to 22.5% of net revenues for the first quarter of 2008.

•

Total operating expenses as a percentage of net revenues increased as a result of declining revenue leverage. The declining revenue leverage is in part due to continued pressure from the sale of generic drugs, which typically have a lower selling price than their brand named equivalents’ selling price, and from MinuteClinic operations, which operate at a higher operating expense ratio than the CVS/pharmacy stores.

•	During the first quarter of 2009, total operating expenses increased as a result of the Longs Acquisition.

Liquidity and Capital Resources

We anticipate that cash flows from operations, supplemented by short-term commercial paper and long-term borrowings, will continue to fund the future growth of our business.

Net cash provided by operating activities increased to $771.3 million during the first quarter of 2009, compared to $740.8 million during the first quarter of 2008. The increase in net cash provided by operating activities during the first quarter of 2009 was primarily due to an increase in cash receipts from revenues due to

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

the Longs Acquisition, which was offset by increased payments to employees and other suppliers and increased taxes paid during the quarter.

Net cash used in investing activities increased to $445.8 million during the first quarter of 2009, compared to $346.8 million during the first quarter of 2008. Gross capital expenditures totaled $466.4 million during the first quarter of 2009, compared to $400.3 million in the first quarter of 2008. The majority of the cash used for capital expenditures in both reporting periods supported the Retail Pharmacy Segment’s real estate development program.

During the first quarter of 2009, we opened 39 new retail pharmacy stores, closed 50 retail pharmacy stores, 5 specialty pharmacy stores and 1 mail order pharmacy. In addition, the Company relocated 53 retail pharmacy stores and 2 specialty pharmacy stores. For the remainder of 2009, we plan to open 150 – 200 new or relocated retail pharmacy stores.

Net cash used in financing activities was $680.5 million during the first quarter of 2009, compared to net cash used by financing activities of $632.4 million during the first quarter of 2008. Net cash used in financing activities during 2009 was primarily due to the repayment of $500 million of borrowings outstanding under our bridge credit facility used to finance the Longs Acquisition.

In January 2009, our Board of Directors authorized a 10.5% increase in our quarterly common stock dividend to $0.07625 per share on the Company’s common stock payable February 3, 2009 to holders of record on January 23, 2009. This increase equates to an annual dividend rate of $0.305 per share.

We had $1.4 billion of commercial paper outstanding at a weighted average interest rate of 3.75% as of March 31, 2009. In connection with our commercial paper program, we maintain a $675 million, five-year unsecured back-up credit facility, which expires on June 11, 2009, a $675 million, five-year unsecured back-up credit facility, which expires on June 2, 2010, a $1.4 billion, five-year unsecured back-up credit facility, which expires on May 12, 2011 and a $1.3 billion, five-year unsecured back-up credit facility, which expires on March 12, 2012. These committed credit facilities allow for borrowings at various rates that are dependent in part on our public debt rating. As of March 31, 2009, we had no outstanding borrowings against the credit facilities.

On March 10, 2009, we issued $1.0 billion of 6.60% unsecured senior notes due March 15, 2019 (the “2009 Notes”). The 2009 Notes pay interest semi-annually on March 15 and September 15 of each year and may be redeemed, in whole or in part, at any time prior to March 15, 2019, at the redemption price plus accrued interest. The net proceeds from the 2009 Notes were used to repay the bridge credit facility, a portion of our outstanding commercial paper borrowings and for general corporate purposes.

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

As of March 31, 2009, our long-term debt was rated “Baa2” by Moody’s and “BBB+” by Standard & Poor’s, and our commercial paper program was rated “P-2” by Moody’s and “A-2” by Standard & Poor’s, with our credit outlook being categorized as positive by Moody’s and stable by Standard & Poor’s. In assessing our credit strength, we believe that both Moody’s and Standard & Poor’s considered, among other things, our capital structure and financial policies as well as our consolidated balance sheet, the Longs Acquisition, the Caremark merger and other financial information. Although we currently believe our long-term debt ratings will remain investment grade, we cannot guarantee the future actions of Moody’s and/or Standard & Poor’s. Our debt ratings have a direct impact on our future borrowing costs, access to capital markets and new store operating lease costs.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Off-Balance Sheet Arrangements

In connection with executing operating leases, we provide a guarantee of the lease payments. We also finance a portion of our new store development through sale-leaseback transactions, which involve selling stores to unrelated parties and then leasing the stores back under leases that qualify and are accounted for as operating leases. We do not have any retained or contingent interests in the stores, and we do not provide any guarantees, other than a guarantee of the lease payments, in connection with the transactions. In accordance with generally accepted accounting principles, our operating leases are not reflected in our consolidated balance sheet.

We refer you to the “Notes to Consolidated Financial Statements” on page 60 of our Annual Report to Stockholders included as Exhibit 13 to our 2008 Form 10-K for a detailed discussion of these guarantees.

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

While we believe that the historical experience, current trends and other factors considered support the preparation of our consolidated condensed financial statements in conformity with generally accepted accounting principles, actual results could differ from our estimates and such differences could be material. Our critical accounting policies are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2008 Form 10-K. There have been no material changes to the critical accounting policies previously disclosed in that report.

Recent Accounting Pronouncements

We adopted the Emerging Issues Task Force (“EITF”) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” during the first quarter of 2008. EITF No. 06-4 requires the application of the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS 106”) (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) to endorsement split-dollar life insurance arrangements. SFAS 106 requires us to recognize a liability for the discounted value of the future premium benefits that we will incur through the death of the underlying insured. The adoption of EITF No. 06-4 did not have a material impact on our consolidated results of operations, financial position or cash flows.

We adopted EITF No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (“EITF 06-10”), during the first quarter of 2008. EITF No. 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. The adoption of EITF 06-10 did not have a material impact on our consolidated results of operations, financial position or cash flows.

We adopted SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces SFAS 141 during the first quarter of 2009. SFAS 141R establishes the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

noncontrolling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of business combinations.

As of March 31, 2009, the Company had $202.3 million of unrecognized tax benefits (after considering the federal benefit of state taxes) related to business combinations that would have been treated as an adjustment to the purchase price allocation if they had been recognized under SFAS 141. It is possible that a significant portion of these benefits will be recognized within the 2009 fiscal year and the recognition would affect our effective income tax rate rather than being treated as an adjustment to the purchase price allocation of the acquiree.

We adopted FASB Staff Position (“FSP”) No. SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), during the first quarter of 2009. FSP 157-2 defers the effective date of SFAS 157, “Fair Value Measurements” for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years and interim periods within those fiscal years, beginning after November 15, 2008. The adoption of this Statement did not have a material effect on our consolidated results of operations, financial position or cash flows.

We adopted EITF No. 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits” (“EITF 08-3”), during the first quarter of 2009. Under EITF 08-3, lessees should account for nonrefundable maintenance deposits as deposit assets if it is probable that maintenance activities will occur and the deposit is therefore realizable. Amounts on deposit that are not probable of being used to fund future maintenance activities should be expensed. The adoption of EITF 08-3 did not have a material effect on our consolidated results of operations, financial position or cash flows.

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

By their nature, all forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including, but not limited to:

•	Our business is affected by the economy in general including changes in consumer purchasing power, preferences and/or spending patterns. These changes could affect drug utilizations trends, the number

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

of covered lives and the financial health of our PBM clients. Further, interest rate fluctuations and changes in capital market conditions may affect our ability to obtain necessary financing on acceptable terms, our ability to secure suitable store locations under acceptable terms and our ability to execute future sale-leaseback transactions under acceptable terms;

•	Our ability to realize fully the incremental revenues and other benefits from the Caremark merger;

•	Our ability to successfully integrate the assets acquired in the Longs Acquisition and realize the synergies and other planned benefits in accordance with the expected timing;

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

•

Litigation, legislative and regulatory risks associated with our business or the retail pharmacy business, retail clinic operations and/or pharmacy benefit management industry generally, including risks associated with legislative efforts to reform the health care industry;

•

The risks relating to changes in laws and regulations, including changes in accounting standards and taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations);

•

The risks relating to adverse developments in the health care or pharmaceutical industry generally, including, but not limited to, developments in any investigation related to the pharmaceutical industry that may be conducted by any governmental authority; and

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

As of March 31, 2009, the Company had no derivative financial instruments or derivative commodity instruments in place and believes that its exposure to market risk associated with other financial instruments, principally interest rate risk inherent in its debt portfolio is not material.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of March 31, 2009, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that occurred during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II	Item 1

Legal Proceedings

See Item 3 of Part I to our Annual Report on Form 10-K for the fiscal year ending December 31, 2008 for disclosure relating to material pending legal proceedings. Set forth below is summary of material development involving material pending legal proceedings that occurred subsequent to the filing of our 10-K.

1.	Caremark’s subsidiary Caremark, Inc. (now known as Caremark, L.L.C.) is a defendant in a qui tam lawsuit initially filed by a relator on behalf of various state and federal government agencies in Texas federal court in 1999. The case was unsealed in May 2005. The case seeks money damages and alleges that Caremark’s processing of Medicaid and certain other government claims on behalf of its clients (which allegedly resulted in underpayments from our clients to the applicable government agencies) violates applicable federal or state False Claims Acts and fraud statutes. The United States and the States of Texas, Tennessee, Florida, Arkansas, Louisiana and California intervened in the lawsuit, but Tennessee and Florida withdrew from the lawsuit in August 2006 and May 2007, respectively. The parties previously filed cross motions for partial summary judgment, and in August 2008, the court granted several of Caremark’s motions and denied the motions filed by the plaintiffs. The court’s recent rulings are favorable to Caremark and substantially limit the ability of the plaintiffs to assert False Claims Act allegations or statutory or common law theories of recovery based on Caremark’s processing of Medicaid and other government reimbursement requests. The state plaintiffs and the relator have filed a motion asking the court to reconsider its rulings. The United States has asked the court to take the procedural steps necessary for it to take an immediate appeal. In April 2009, the State of Texas filed a purported civil enforcement action against Caremark for injunctive relief, damages and civil penalties in Travis County, Texas alleging that Caremark violated the Texas Medicaid Fraud Prevention Act and other state laws based on our processing of Texas Medicaid claims on behalf of PBM clients. The claims and issues raised in this lawsuit are related to the claims and issues pending in the federal qui tam lawsuit described above.

2.	Caremark was named in a putative class action lawsuit filed in October 2003 in Alabama state court by John Lauriello, purportedly on behalf of participants in the 1999 settlement of various securities class action and derivative lawsuits against Caremark and others. Other defendants include insurance companies that provided coverage to Caremark with respect to the settled lawsuits. The Lauriello lawsuit seeks approximately $3.2 billion in compensatory damages plus other non-specified damages based on allegations that the amount of insurance coverage available for the settled lawsuits was misrepresented and suppressed. A similar lawsuit was filed in November 2003 by Frank McArthur, also in Alabama state court, naming as defendants Caremark, several insurance companies, attorneys and law firms involved in the 1999 settlement. This lawsuit was stayed as a later-filed class action, but McArthur was subsequently allowed to intervene in the Lauriello action. The attorneys and law firms named as defendants in McArthur’s intervention pleadings have been dismissed from the case, and discovery on class certification and adequacy issues is underway.

Part II	Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities and use of proceeds during the fiscal quarter ended March 31, 2009.

Part II	Item 6

Exhibits

Item 6.	Exhibits

Exhibits:

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

Part II

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CVS Caremark Corporation (Registrant)

/s/ DAVID B. RICKARD
David B. Rickard Executive Vice President, Chief Financial Officer and Chief Administrative Officer May 5, 2009