Form 10-Q
period 2009-06-30
CVS CAREMARK CORP
filed 2009-08-04
CIK 64803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2009

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

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, $0.01 par value, issued and outstanding at July 30, 2009:

1,443,232,000 shares

Part I	Item 1

CVS Caremark Corporation

Consolidated Condensed Statements of Operations

(Unaudited)

	Second Quarter Ended		Six Months Ended
(In millions, except per share amounts)	June 30, 2009	June 28, 2008	June 30, 2009	June 28, 2008
Net revenues	$24,871.1	$21,140.3	$48,265.0	$42,466.3
Cost of revenues	19,818.9	16,767.1	38,464.8	33,800.1

Gross profit	5,052.2	4,373.2	9,800.2	8,666.2
Operating expenses	3,452.4	2,895.1	6,823.2	5,818.0

Operating profit	1,599.8	1,478.1	2,977.0	2,848.2
Interest expense, net	127.9	114.7	270.0	245.6

Earnings from continuing operations before income tax provision	1,471.9	1,363.4	2,707.0	2,602.6
Income tax provision	582.8	539.9	1,074.4	1,030.6

Earnings from continuing operations	889.1	823.5	1,632.6	1,572.0
Loss from discontinued operations, net of tax benefit	(2.6)	(48.7)	(7.7)	(48.7)

Net earnings	886.5	774.8	1,624.9	1,523.3
Preference dividends, net of income tax benefit	—	3.6	—	7.1

Net earnings available to common shareholders	$886.5	$771.2	$1,624.9	$1,516.2

Basic earnings per common share:
Earnings from continuing operations	$0.61	$0.57	$1.123	$1.09
Loss from discontinued operations	—	(0.03)	(0.005)	(0.03)

Net earnings	$0.61	$0.54	$1.118	$1.06

Weighted average basic common shares outstanding	1,456.9	1,431.8	1,453.4	1,430.8

Diluted earnings per common share:
Earnings from continuing operations	$0.60	$0.56	$1.110	$1.07
Loss from discontinued operations	—	(0.03)	(0.005)	(0.03)

Net earnings	$0.60	$0.53	$1.105	$1.04

Weighted average diluted common shares outstanding	1,471.8	1,468.7	1,469.9	1,468.5

Dividends declared per common share	$0.07625	$0.06000	$0.15250	$0.12000

See accompanying notes to consolidated condensed financial statements.

Part I	Item 1

CVS Caremark Corporation

Consolidated Condensed Balance Sheets

(Unaudited)

In millions, except share and per share amounts	June 30, 2009	December 31, 2008
Assets:
Cash and cash equivalents	$1,225.3	$1,352.4
Accounts receivable, net	5,519.8	5,384.3
Inventories	9,400.5	9,152.6
Deferred income taxes	405.2	435.2
Other current assets	220.8	201.7

Total current assets	16,771.6	16,526.2

Property and equipment, net	8,119.7	8,125.2
Goodwill	25,483.8	25,493.9
Intangible assets, net	10,296.8	10,446.2
Other assets	364.1	368.4

Total assets	$61,036.0	$60,959.9

Liabilities:
Accounts payable	$3,599.9	$3,800.7
Claims and discounts payable	2,963.3	2,814.2
Accrued expenses	2,469.0	3,177.6
Short-term debt	1,328.0	3,044.1
Current portion of long-term debt	2,403.6	653.3

Total current liabilities	12,763.8	13,489.9

Long-term debt	7,305.2	8,057.2
Deferred income taxes	3,707.1	3,701.7
Other long-term liabilities	1,108.3	1,136.7

Shareholders’ equity:
Preference stock, series one ESOP convertible, par value $1.00: authorized 50,000,000 shares; no issued and outstanding shares at June 30, 2009 and 3,583,000 shares issued and outstanding at December 31, 2008	—	191.5
Common stock, par value $0.01: authorized 3,200,000,000 shares; 1,606,118,000 shares issued at June 30, 2009 and 1,603,267,000 shares issued at December 31, 2008	16.0	16.0
Treasury stock, at cost: 146,634,000 shares at June 30, 2009 and 164,502,000 shares at December 31, 2008	(5,182.5)	(5,812.3)
Shares held in trust; 1,700,000 shares at June 30, 2009 and at December 31, 2008	(55.5)	(55.5)
Capital surplus	27,013.2	27,279.6
Retained earnings	14,501.4	13,097.8
Accumulated other comprehensive loss	(141.0)	(142.7)

Total shareholders’ equity	36,151.6	34,574.4

Total liabilities and shareholders’ equity	$61,036.0	$60,959.9

See accompanying notes to consolidated condensed financial statements.

Part I	Item 1

CVS Caremark Corporation

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended
In millions	June 30, 2009	June 28, 2008
Cash flows from operating activities:
Cash receipts from revenues	$35,109.7	$30,803.6
Cash paid for inventory	(25,029.4)	(22,428.1)
Cash paid to other suppliers and employees	(7,150.6)	(5,938.5)
Interest received	3.1	10.1
Interest paid	(284.2)	(267.1)
Income taxes paid	(1,325.4)	(787.9)

Net cash provided by operating activities	1,323.2	1,392.1

Cash flows from investing activities:
Additions to property and equipment	(1,091.3)	(955.3)
Proceeds from sale-leaseback transactions	503.1	69.6
Proceeds from sale or disposal of assets	6.5	(14.0)
Acquisitions (net of cash acquired) and investments	(26.3)	27.5
Sale of short-term investment	—	9.5

Net cash used in investing activities	(608.0)	(862.7)

Cash flows from financing activities:
Net reductions in short-term debt	(1,716.1)	(1,105.0)
Dividends paid	(220.7)	(172.1)
Proceeds from exercise of stock options	91.4	278.9
Excess tax benefits from stock based compensation	4.8	52.2
Additions to long-term debt	1,000.0	—
Reductions to long-term debt	(1.7)	(1.3)
Repurchase of common stock	—	(23.0)

Net cash used in financing activities	(842.3)	(970.3)

Net decrease in cash and cash equivalents	(127.1)	(440.9)
Cash and cash equivalents at beginning of period	1,352.4	1,056.6

Cash and cash equivalents at end of period	$1,225.3	$615.7

Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$1,624.9	$1,523.3
Adjustments required to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	736.2	609.3
Stock based compensation	74.8	61.8
Deferred income taxes and other non-cash items	60.9	(8.1)
Change in operating assets and liabilities, providing/(requiring) cash, net of effects from acquisitions:
Accounts receivable, net	(135.6)	121.9
Inventories	(255.0)	6.9
Other current assets	(31.1)	(30.3)
Other assets	(2.5)	10.3
Accounts payable and Claims and discounts payable	(52.1)	(544.6)
Accrued expenses	(743.8)	(361.0)
Other long-term liabilities	46.5	2.6

Net cash provided by operating activities	$1,323.2	$1,392.1

See accompanying notes to consolidated condensed financial statements.

Part I	Item 1

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

The Company adopted Emerging Issues Task Force (“EITF”) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” during the first quarter of 2008 (“EITF 06-4”). EITF 06-4 requires the application of the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS 106”) (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) to endorsement split-dollar life insurance arrangements. SFAS 106 requires the Company to recognize a liability for the discounted value of the future premium benefits that the Company will incur through the death of the underlying insured. The adoption of EITF 06-4 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

The Company adopted EITF No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (“EITF 06-10”), during the first quarter of 2008. EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. The adoption of EITF 06-10 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

The Company adopted SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces SFAS 141, during the first quarter of 2009. SFAS 141R establishes the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of business combinations. As of June 30, 2009, the Company had $167.0 million of unrecognized tax benefits (after considering the federal benefit of state taxes) related to business combinations that would have been treated as an adjustment to the purchase price allocation if they had been recognized under SFAS 141. It is possible that a significant portion of these benefits will be recognized within the 2009 fiscal year and the recognition would affect the Company’s effective income tax rate rather than being treated as an adjustment to the purchase price allocation of the acquiree.

The Company adopted EITF No. 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits” (“EITF 08-3”), during the first quarter of 2009. Under EITF 08-3, lessees should account for nonrefundable maintenance deposits as deposit assets if it is probable that maintenance activities will occur and the deposit is therefore realizable. Amounts on deposit that are not probable of being used to fund future maintenance activities should be expensed. The adoption of EITF 08-3 did not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

Part I	Item 1

CVS Caremark Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited)

SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position No. 157-2 (“FSP 157-2”), “Effective Date of FASB Statement No. 157”. FSP 157-2 delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of FSP 157-2 did not have a material effect on the Company’s consolidated results of operations, financial position or cash flows. In October 2008, the FASB issued Staff Position No. 157-3 (“FSP 157-3”), “Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active.” FSP 157-3 clarifies the application of FAS 157 in a market that is not active. The adoption of FSP 157-3 did not have a material effect on the Company’s consolidated results of operations, financial position or cash flows. In April 2009, the FASB issued Staff Position No. 157-4 (“FSP 157-4”), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of FSP 157-4 did not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

The Company adopted FASB Staff Position No. FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and 124-2”), during the second quarter of 2009. FSP FAS 115-2 and 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and 124-2 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP FAS 115-2 and 124-2 requires comparative disclosures only for periods ending after initial adoption. The adoption of this FSP did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

The Company adopted FASB FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”), during the second quarter of 2009. FSP 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP 107-1 also amends APB Opinion 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. The adoption of this FSP did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In April 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”), to amend SFAS 141 (revised 2007) “Business Combinations.” FSP 141(R)-1 addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only

Part I	Item 1

CVS Caremark Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited)

if certain criteria are met. This FSP also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated results of operations, financial position or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. In response to SFAS 165, management has evaluated subsequent events through August 4, 2009, which is the date that the Company’s consolidated financial statements were filed. No material subsequent events have occurred since June 30, 2009 that required recognition or disclosure in these financial statements.

In June 2009, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin No. 112 (“SAB 112”). SAB 112 amends or rescinds portions of the SEC staff’s interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with SFAS 141-R and SFAS 160. The Company does not anticipate that the adoption of this SAB will have a material impact on its consolidated results of operations, financial position or cash flows.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162 (“SFAS 168”). On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not anticipate that the adoption of this SAB will have a material impact on its consolidated results of operations, financial position or cash flows.

On December 23, 2008, the Board of Directors of the Company approved a change in the Company’s fiscal year end from the Saturday nearest December 31 of each year to December 31 of each year to better reflect the Company’s position in the health care, rather than the retail, industry. The fiscal year change was effective beginning with the fourth quarter of fiscal 2008. The second quarter of 2009 and 2008 both include 91 days and the six months ended June 30, 2009 and June 28, 2008 include 181 days and 182 days, respectively.

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

Note 2

In connection with certain business dispositions completed between 1991 and 1997, the Company continues to guarantee store lease obligations for a number of former subsidiaries, including Linens ‘n Things. On May 2, 2008, Linens Holding Co. and certain affiliates, which operate Linens ‘n Things, filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Company’s loss from discontinued operations for the second quarter and six months ended

Part I	Item 1

CVS Caremark Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited)

June 30, 2009 included $2.6 million ($4.3 million, net of a $1.7 million income tax benefit) and $7.7 million ($12.6 million, net of a $4.9 million income tax benefit) of lease-related costs (i.e., interest accretion and legal fees), respectively. The loss from discontinued operations for the second quarter and six months ended June 28, 2008 was $48.7 million ($78.8 million, net of a $30.1 million income tax benefit) of lease-related costs.

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

The Pharmacy Services business provides a full range of prescription benefit management (“PBM”) services including mail order pharmacy services, specialty pharmacy services, plan design and administration, formulary management and claims processing. The Company’s customers are primarily employers, insurance companies, unions, government employee groups, managed care organizations, other sponsors of health benefit plans and individuals throughout the United States. In addition, through the Company’s SilverScript Insurance Company (“SilverScript”) and Accendo Insurance Company (“Accendo”) subsidiaries, the Company is a national provider of drug benefits to eligible beneficiaries under the Federal Government’s Medicare Part D program. Currently, the pharmacy services business operates under the Caremark Pharmacy Services ®, Caremark ®, CVS Caremark™, CarePlus CVS/pharmacy™, CarePlus™, RxAmerica ®, AccordantCare™ and TheraCom ® names. As of June 30, 2009, the Pharmacy Services segment operated 50 retail specialty pharmacy stores, 20 specialty mail order pharmacies and 6 mail service pharmacies located in 25 states, Puerto Rico and the District of Columbia.

As of June 30, 2009, the Retail Pharmacy Segment included 6,949 retail drugstores, of which 6,887 operated a pharmacy, the online retail website, CVS.com ® and the retail health care clinics. The retail drugstores are located in 41 states and the District of Columbia operating primarily under the CVS/pharmacy ®, or Longs Drug ® names. As of June 30, 2009, the Company operated 561 retail health care clinics in 25 states under the MinuteClinic® name, of which 546 were located within CVS/pharmacy stores. The clinics utilize nationally recognized medical protocols to diagnose and treat minor health conditions and are staffed by board-certified nurse practitioners and physician assistants.

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

Following is a reconciliation of the Company’s business segments to the consolidated condensed financial statements as of and for the respective periods:

In millions	Pharmacy Services Segment(1)	Retail Pharmacy Segment	Intersegment Eliminations(2)	Consolidated Totals
Second Quarter Ended
June 30, 2009:
Net revenue	$13,007.9	$13,797.2	$(1,934.0)	$24,871.1
Gross profit	921.1	4,131.1	—	5,052.2
Operating profit	637.5	962.3	—	1,599.8
June 28, 2008:
Net revenue	$10,656.8	$11,770.8	$(1,287.3)	$21,140.3
Gross profit	849.9	3,523.3	—	4,373.2
Operating profit	614.1	864.0	—	1,478.1
Six Months Ended
June 30, 2009:
Net revenue	$24,542.7	$27,294.1	$(3,571.8)	$48,265.0
Gross profit	1,712.9	8,087.3	—	9,800.2
Operating profit	1,123.3	1,853.7	—	2,977.0
June 28, 2008:
Net revenue	$21,421.5	$23,616.4	$(2,571.6)	$42,466.3
Gross profit	1,637.9	7,028.3	—	8,666.2
Operating profit	1,144.1	1,704.1	—	2,848.2
Total assets:
June 30, 2009	$33,100.2	$28,394.2	$(458.4)	$61,036.0
December 31, 2008	32,904.1	28,404.5	(348.7)	60,959.9
Goodwill:
June 30, 2009	$18,818.5	$6,665.3	$—	$25,483.8
December 31, 2008	18,817.6	6,676.3	—	25,493.9

(1)	Net revenues of the Pharmacy Services Segment include approximately $1.77 billion and $1.54 billion of Retail Co-payments for the second quarters ended June 30, 2009 and June 28, 2008, respectively. Net revenues of the Pharmacy Services Segment include approximately $3.44 billion and $3.20 billion of Retail Co-payments for the six months ended June 30, 2009 and June 28, 2008, respectively.

(2)	Intersegment eliminations relate to intersegment revenues that occur when a Pharmacy Services Segment customer uses a Retail Pharmacy Segment store to purchase covered products. When this occurs, both segments record the revenue on a standalone basis.

Part I	Item 1

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

The carrying amount of goodwill was $25.5 billion as of June 30, 2009 and December 31, 2008. The carrying amount of indefinitely-lived assets was $6.4 billion as of June 30, 2009 and December 31, 2008. Intangible assets with finite useful lives are amortized over their estimated useful life.

Following is a summary of the Company’s intangible assets as of the respective balance sheet dates:

	As of June 30, 2009		As of December 31, 2008
In millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks (indefinitely-lived)	$6,398.0	$—	$6,398.0	$—
Customer relationships and covenants not to compete	4,770.5	(1,411.8)	4,748.8	(1,240.4)
Favorable leases and other	767.4	(227.3)	719.3	(179.5)

	$11,935.9	$(1,639.1)	$11,866.1	$(1,419.9)

The amortization expense related to finite-lived intangible assets for the second quarter and six months ended June 30, 2009 was $107.3 million and $214.8 million, respectively.

Note 5

Accumulated other comprehensive loss consists of changes in the net actuarial gains and losses associated with pension and other post retirement benefit plans, unrealized losses on derivatives and adjustment to initially apply SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). In accordance with SFAS 158, the amount included in accumulated other comprehensive income related to the Company’s pension and post retirement plans was $216.9 million pre-tax ($132.3 million after-tax) as of June 30, 2009 and as of December 31, 2008, respectively. The unrealized loss on derivatives totaled $13.9 million pre-tax ($8.8 million after-tax) and $16.6 million pre-tax ($10.5 million after-tax) as of June 30, 2009 and December 31, 2008, respectively.

Following are the changes in comprehensive income:

	Second Quarter Ended		Six Months Ended
(In millions)	June 30, 2009	June 28, 2008	June 30, 2009	June 28, 2008
Net earnings, as reported	$886.5	$774.8	$1,624.9	$1,523.3
Reclassification of unrealized loss on derivatives	0.9	0.8	1.7	1.7

Total comprehensive income, net of taxes	$887.4	$775.6	$1,626.6	$1,525.0

As of June 30, 2009, the Company had no freestanding derivatives in place.

Part I	Item 1

CVS Caremark Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 6

Following are the components of net interest expense:

	Second Quarter Ended		Six Months Ended
(In millions)	June 30, 2009	June 28, 2008	June 30, 2009	June 28, 2008
Interest expense	$129.1	$118.5	$273.1	$255.7
Interest income	(1.2)	(3.8)	(3.1)	(10.1)

Interest expense, net	$127.9	$114.7	$270.0	$245.6

Note 7

On March 10, 2009, the Company issued $1.0 billion of 6.60% unsecured senior notes due March 15, 2019 (the “2009 Notes”). The 2009 Notes pay interest semi-annually and may be redeemed, in whole or in part, at a defined redemption price plus accrued interest. The net proceeds were used to repay the bridge credit facility, a portion of the Company’s outstanding commercial paper borrowings and for general corporate purposes.

As of June 30, 2009, the Company’s financial instruments included cash and cash equivalents. Due to the short-term nature of these instruments, the Company’s carrying value approximates fair value. The carrying amount and estimated fair value of long-term debt was $7.2 billion and $7.0 billion, respectively as of June 30, 2009. The carrying amount and estimated fair value of long-term debt was $7.9 billion and $6.9 billion, respectively as of December 31, 2008. The fair value of long-term debt was estimated based on rates currently offered to the Company for debt with similar terms and maturities.

On July 1, 2009, the Company issued a $300 million unsecured floating rate senior note due January 30, 2011 (the “the 2009 Floating Rate Note”). The 2009 Floating Rate Note pays interest quarterly. The net proceeds from the 2009 Floating Rate Note will be used for general corporate purposes.

Note 8

The Company received proceeds from sale-leaseback transactions totaling $503.1 million for the six months ended June 30, 2009. This compares to $69.6 million for the six months ended June 28, 2008. Under the transactions, the properties are sold at fair value and the resulting leases qualify and are accounted for as operating leases.

Note 9

The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). Compensation expense related to stock options, which includes the 1999 Employee Stock Purchase Plan (“1999 ESPP”) and the 2007 Employee Stock Purchase Plan (“2007 ESPP”) and collectively (the “ESPP”) for the quarter and six months ended June 30, 2009 totaled $31.3 million and $58.8 million, respectively, compared to $27.1 million and $47.8 million for the second quarter and six months ended June 28, 2008, respectively. Compensation expense related to restricted stock awards for the second quarter and six months ended June 30, 2009, totaled $9.0 million and $16.0 million, respectively, compared to $6.9 million and $14.0 million for the second quarter and six months ended June 28, 2008. During the second quarter ended June 30, 2009, the Company granted 15.9 million stock options with a weighted average fair value of $7.01 and a

Part I	Item 1

CVS Caremark Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited)

weighted average exercise price of $28.09 under the Company’s 1997 Incentive Compensation Plan. The Company has 71.7 million stock options outstanding as of June 30, 2009 with a weighted average exercise price of $28.42 and a weighted average contractual term of 4.74 years. In accordance with SFAS 123(R), compensation expense is recognized on a straight-line basis over the employee’s vesting period or to the employee’s retirement eligible date, if earlier.

Note 10

Basic earnings per common share is computed by dividing: (i) net earnings, after deducting the after-tax Employee Stock Ownership Plan (“ESOP”) preference dividends, by (ii) the weighted average number of common shares outstanding during the period (the “Basic Shares”).

Diluted earnings per common share is computed by dividing: (i) net earnings, after accounting for the difference between the dividends on the ESOP preference stock and common stock and after making adjustments for the incentive compensation plans, by (ii) Basic Shares plus the additional shares that would be issued assuming that all dilutive stock awards are exercised and the ESOP preference stock is converted into common stock. Options to purchase 41.4 million shares of common stock were outstanding but were not included in the calculation of diluted earnings per share for the second quarter and six months ended June 30, 2009, respectively, because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Similarly, options to purchase 13.2 million and 7.3 million shares of common stock were outstanding but were not included in the calculation of diluted earnings per share for the second quarter and six months ended June 28, 2008, respectively.

Part I	Item 1

CVS Caremark Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Following is a reconciliation of basic and diluted earnings per common share for the respective periods:

	Second Quarter Ended		Six Months Ended
(In millions, except per share amounts)	June 30, 2009	June 28, 2008	June 30, 2009	June 28, 2008
Numerator for earnings per common share calculation:
Earnings from continuing operations	$889.1	$823.5	$1,632.6	$1,572.0
Preference dividends, net of income tax benefit	—	(3.6)	—	(7.1)

Earnings from continuing operations available to common shareholders, basic	889.1	819.9	1,632.6	1,564.9

Loss from discontinued operations, net of income tax benefit	(2.6)	(48.7)	(7.7)	(48.7)

Net earnings available to common shareholders, basic	$886.5	$771.2	$1,624.9	$1,516.2

Earnings from continuing operations	$889.1	$823.5	$1,632.6	$1,572.0
Dilutive earnings adjustments	—	(1.0)	—	(1.9)

Earnings from continuing operations available to common shareholders, diluted	889.1	822.5	1,632.6	1,570.1

Loss from discontinued operations, net of income tax benefit	(2.6)	(48.7)	(7.7)	(48.7)

Net earnings available to common shareholders, diluted	$886.5	$773.8	$1,624.9	$1,521.4

Denominator for earnings per common share calculation:
Weighted average common shares, basic	1,456.9	1,431.8	1,453.4	1,430.8
Effect of dilutive securities:
Restricted stock units	4.7	4.1	4.7	4.1
ESOP preference stock	—	17.2	2.8	17.4
Stock options	10.2	15.6	9.0	16.2

Weighted average common shares, diluted	1,471.8	1,468.7	1,469.9	1,468.5

Basic earnings per common share:
Earnings from continuing operations	$0.61	$0.57	$1.123	$1.09
Loss from discontinued operations	—	(0.03)	(0.005)	(0.03)

Net earnings	$0.61	$0.54	$1.118	$1.06

Diluted earnings per common share:
Earnings from continuing operations	$0.60	$0.56	$1.110	$1.07
Loss from discontinued operations	—	(0.03)	(0.005)	(0.03)

Net earnings	$0.60	$0.53	$1.105	$1.04

Part I	Item 1

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

Note 11

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

As of June 30, 2009, the Company guaranteed approximately 95 such store leases (excluding the lease guarantees related to Linens ‘n Things, which are discussed in Note 2 previously in this document), with the maximum remaining lease term extending through 2018. Management believes the ultimate disposition of any of the remaining guarantees will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or future cash flows.

Caremark’s subsidiary Caremark, Inc. (now known as Caremark, L.L.C.) is a defendant in a qui tam lawsuit initially filed by a relator on behalf of various state and federal government agencies in Texas federal court in 1999. The case was unsealed in May 2005. The case seeks money damages and alleges that Caremark’s processing of Medicaid and certain other government claims on behalf of its clients (which allegedly resulted in underpayments from our clients to the applicable government agencies) violates applicable federal or state False Claims Acts and fraud statutes. The United States and the States of Texas, Tennessee, Florida, Arkansas, Louisiana and California intervened in the lawsuit, but Tennessee and Florida withdrew from the lawsuit in August 2006 and May 2007, respectively. The parties previously filed cross motions for partial summary judgment, and in August 2008, the court granted several of Caremark’s motions and denied the motions filed by the plaintiffs. The court’s recent rulings are favorable to Caremark and substantially limit the ability of the plaintiffs to assert False Claims Act allegations or statutory or common law theories of recovery based on Caremark’s processing of Medicaid and other government reimbursement requests. The state plaintiffs and the relator filed motions asking the court to reconsider its rulings, and these motions were recently denied. The

Part I	Item 1

CVS Caremark Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited)

United States is seeking an appeal of the court’s rulings. In April 2009, the State of Texas filed a purported civil enforcement action against Caremark for injunctive relief, damages and civil penalties in Travis County, Texas alleging that Caremark violated the Texas Medicaid Fraud Prevention Act and other state laws based on our processing of Texas Medicaid claims on behalf of PBM clients. The claims and issues raised in this lawsuit are related to the claims and issues pending in the federal qui tam lawsuit described above.

In December 2007, the Company received a document subpoena from the Office of Inspector General, United States Department of Health and Human Services (OIG), requesting information relating to the processing of Medicaid and other government agency claims on an adjudication platform of AdvancePCS (acquired by Caremark in 2004 and now known as CaremarkPCS, L.L.C.). The Company has initiated discussions with the OIG and with the U.S. Department of Justice concerning our government claims processing activities on the two adjudication platforms used by AdvancePCS and one adjudication platform used by PharmaCare. The Company is also cooperating with the requests for information contained in the document subpoena by producing responsive documents on a rolling basis. The Company cannot predict with certainty the timing, outcome or consequence of any review of such information.

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

The Company is also a party to other litigation arising in the normal course of its business, none of which is expected to be material to the Company. The Company can give no assurance, however, that the Company’s operating results and financial condition will not be materially adversely affected, or that the Company will not be required to materially change its business practices, based on: (i) future enactment of new health care or other laws or regulations; (ii) the interpretation or application of existing laws or regulations, as they may relate to the Company’s business or the pharmacy services industry; (iii) pending or future federal or state governmental investigations of the Company’s business or the pharmacy services industry; (iv) institution of government enforcement actions against the Company; (v) adverse developments in any pending qui tam lawsuit against the Company, whether sealed or unsealed, or in any future qui tam lawsuit that may be filed against the Company; or (vi) adverse developments in other pending or future legal proceedings against the Company or affecting the pharmacy services industry.

Part I	Item 1

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

CVS Caremark Corporation:

We have reviewed the consolidated condensed balance sheets of CVS Caremark Corporation (the Company) as of June 30, 2009 and June 28, 2008, and the related consolidated condensed statements of operations and cash flows for the three and six fiscal months then ended. These financial statements are the responsibility of the Company’s management.

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

August 4, 2009

Boston, Massachusetts

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of Our Business

CVS Caremark Corporation (“we”, “our”, the “Company”) is the largest provider of prescriptions in the United States. We fill or manage more than one billion prescriptions annually. As a fully integrated pharmacy services company, we believe we can drive value for our customers by effectively managing pharmaceutical costs and improving health care outcomes through our pharmacy benefit management, mail order and specialty pharmacy division, Caremark Pharmacy Services ®; our nearly 7,000 CVS/pharmacy ® and Longs Drug ® retail stores; our retail-based health clinic subsidiary, MinuteClinic ®; and our online pharmacy, CVS.com ®.

We strive to improve clinical outcomes to help employers and health plans control their health care costs. In that regard, we offer disease management, health assessment and wellness services to help plan participants manage and protect against potential health risks and avoid future health costs.

Today’s health care delivery system is rapidly changing. Health care is becoming more consumer-centric as the U.S. health care system struggles to manage growing costs and employers are shifting more of the responsibility for managing those costs to employees. In addition, the aging population, increasing incidences of chronic diseases and increasing utilization of the Medicare drug benefit are fueling the demand for prescriptions and pharmacy services. Further, cost-effective generic drugs are becoming more widely available and new drug therapies are being introduced to treat unmet health care needs and reduce hospital stays. Consumers require medication management programs and better information to help them get the most out of their health care dollars. To assist our consumers with these requirements, we have introduced Proactive Pharmacy Care™, an earlier, easier, more effective approach to engaging plan participants in behaviors that can help lower costs, improve health, and save lives. Examples of Proactive Pharmacy Care programs include: Maintenance Choice™ (a flexible fulfillment option that affords eligible plan participants the convenient choice of picking up their 90-day supply of maintenance medications at any CVS/pharmacy store or obtaining them through mail order in either case at the cost of mail, which is typically lower, for both the plan participant and payor); Bridge Supply; and a new ExtraCare® Health Card program. As a fully integrated pharmacy services company, we believe we are well positioned to provide solutions to address these trends and improve the pharmacy services experience for consumers.

Our business includes two operating segments: Pharmacy Services and Retail Pharmacy.

Fiscal Year Change

On December 23, 2008, the Board of Directors of the Company approved a change in the Company’s fiscal year end from the Saturday nearest December 31 of each year to December 31 of each year to better reflect the Company’s position in the health care, rather than the retail, industry. The fiscal year change was effective beginning with the fourth quarter of fiscal 2008. The second quarter of 2009 and 2008 both include 91 days and the six months ended June 30, 2009 and June 28, 2008 include 181 days and 182 days, respectively.

Results of Operations

The following discussion explains the material changes in our results of operations for the quarters and six months ended June 30, 2009 and June 28, 2008 and the significant developments affecting our financial condition since December 31, 2008. We strongly recommend that you read our audited consolidated financial statements and footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Exhibit 13 to our annual report on Form 10-K for the fiscal year ended December 31, 2008 (the “2008 Form 10-K”) along with this report.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Second Quarter and Six Months Ended June 30, 2009 and June 28, 2008

Summary of the Consolidated Financial Results:

	Second Quarter		Six Months Ended
(In millions, except per share amounts)	June 30, 2009	June 28, 2008	June 30, 2009	June 28, 2008
Net revenues	$24,871.1	$21,140.3	$48,265.0	$42,466.3
Gross profit	5,052.2	4,373.2	9,800.2	8,666.2
Operating expenses	3,452.4	2,895.1	6,823.2	5,818.0

Operating profit	1,599.8	1,478.1	2,977.0	2,848.2
Interest expense, net	127.9	114.7	270.0	245.6

Earnings from continuing operations before income tax provision	1,471.9	1,363.4	2,707.0	2,602.6
Income tax provision	582.8	539.9	1,074.4	1,030.6

Earnings from continuing operations	889.1	823.5	1,632.6	1,572.0
Loss from discontinued operations, net of income tax benefit	(2.6)	(48.7)	(7.7)	(48.7)

Net earnings	886.5	774.8	1,624.9	1,523.3

Diluted earnings per common share:
Earnings from continuing operations	$0.60	$0.56	$1.110	$1.07
Loss from discontinued operations	—	(0.03)	(0.005)	(0.03)

Diluted net earnings per common share	$0.60	$0.53	$1.105	$1.04

Net revenues increased $3.7 billion and $5.8 billion during the second quarter and six months ended June 30, 2009, respectively. As you review our performance in this area, we believe you should consider the following important information:

•

Effective October 20, 2008, we acquired Longs Drug Stores Corporation, which included 529 retail drug stores (the “Longs Drug Stores”), RxAmerica, LLC (“RxAmerica”), which provides pharmacy benefit management services and Medicare Part D benefits, and other related assets (collectively, the “Longs Acquisition”). During the second quarter of 2009 and six months ended June 30, 2009, the Longs Acquisition, net of intersegment eliminations, accounted for approximately $1.9 billion and $3.2 billion, respectively, of net revenue.

•	During the six months ended June 30, 2009, one less day in the reporting period decreased net revenues by approximately $382.0 million, compared to the six months ended June 28, 2008.

Please see the Segment Analysis later in this document for additional information about our net revenues.

Gross profit increased $679.0 million and $1.1 billion during the second quarter and six months ended June 30, 2009, respectively. As you review our performance in this area, we believe you should consider the following important information:

•

During the second quarter of 2009 and the six months ended June 30, 2009, our gross profit dollars increased as a result of the Longs Acquisition; however our gross profit rate decreased slightly during the six months ended June 30, 2009 as a result of the Longs Acquisition.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

•

Our gross profit continued to benefit from the increased utilization of generic drugs (which normally yield a higher gross profit rate than equivalent brand name drugs) in both the Pharmacy Services and Retail Pharmacy Segments.

•	During the six months ended June 30, 2009, one less day in the reporting period decreased gross profit by approximately $92.8 million, compared to the six months ended June 28, 2008.

Please see the Segment Analysis later in this document for additional information about our gross profit.

Operating expenses increased $557.3 million and $1.0 billion during the second quarter and the six months ended June 30, 2009, respectively. As you review our performance in this area, we believe you should consider the following important information:

•

During the second quarter of 2009 and the six months ended June 30, 2009, operating expenses increased as a result of the Longs Acquisition, including incremental costs associated with the integration of the Longs Drug Stores and RxAmerica.

•	During the six months ended June 30, 2009, one less day in the reporting period decreased operating expenses by approximately $58.8 million, compared to the six months ended June 28, 2008.

Please see the Segment Analysis later in this document for additional information about our operating expenses.

Interest expense, net consisted of the following:

	Second Quarter Ended		Six Months Ended
(In millions)	June 30, 2009	June 28, 2008	June 30, 2009	June 28, 2008
Interest expense	$129.1	$118.5	$273.1	$255.7
Interest income	(1.2)	(3.8)	(3.1)	(10.1)

Interest expense, net	$127.9	$114.7	$270.0	$245.6

Net interest expense increased $13.2 million and $24.4 million during the second quarter and the six months ended June 30, 2009, respectively. This was primarily the result of an increase in our average debt balance due to increased borrowings to fund the Longs Acquisition.

Income tax provision ~ Our effective income tax rate was 39.6% and 39.7% for the second quarter and six months ended June 30, 2009, respectively, compared to 39.6% for the comparable 2008 periods.

Earnings from continuing operations for the second quarter ended June 30, 2009 increased $65.6 million, or 8.0%, to $889.1 million (or $0.60 per diluted share), compared to $823.5 million (or $0.56 per diluted share), in the comparable 2008 period. Earnings from continuing operations for the six months ended June 30, 2009 increased $60.6 million, or 3.9%, to $1.63 billion (or $1.11 per diluted share), compared to $1.57 billion (or $1.07 per diluted share) in the comparable 2008 period.

Loss from discontinued operations ~ In connection with certain business dispositions completed between 1991 and 1997, the Company continues to guarantee store lease obligations for a number of former subsidiaries, including Linens ‘n Things. The Company’s loss from discontinued operations for the second quarter and six months ended June 30, 2009 included $2.6 million ($4.3 million, net of a $1.7 million income tax benefit) and $7.7 million ($12.6 million, net of a $4.9 million income tax benefit) of lease-related costs (i.e., interest accretion

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

and legal fees), respectively. This was compared to a loss from discontinued operations for the second quarter and six months ended June 28, 2008 of $48.7 million ($78.8 million, net of a $30.1 million income tax benefit) of lease-related costs. Please see Note 11 to the consolidated financial statements for additional information about our lease guarantees.

Net earnings for the second quarter ended June 30, 2009 increased $111.7 million or 14.4% to $886.5 million (or $0.60 per diluted share), compared to $774.8 million (or $0.53 per diluted share) in the comparable 2008 period. Net earnings for the six months ended June 30, 2009 increased $101.6 million or 6.7% to $1.62 billion (or $1.10 per diluted share), compared to $1.52 billion (or $1.04 per diluted share) in the comparable 2008 period.

Segment Analysis

We evaluate segment performance based on net revenues, gross profit and operating profit before the effect of certain intersegment activities and charges. Following is a reconciliation of the Company’s business segments to the consolidated financial statements:

In millions	Pharmacy Services Segment(1)	Retail Pharmacy Segment	Intersegment Eliminations(2)	Consolidated Totals
Second Quarter Ended
June 30, 2009:
Net revenue	$13,007.9	$13,797.2	$(1,934.0)	$24,871.1
Gross profit	921.1	4,131.1	—	5,052.2
Operating profit	637.5	962.3	—	1,599.8
June 28, 2008:
Net revenue	$10,656.8	$11,770.8	$(1,287.3)	$21,140.3
Gross profit	849.9	3,523.3	—	4,373.2
Operating profit	614.1	864.0	—	1,478.1
Six Months Ended
June 30, 2009:
Net revenue	$24,542.7	$27,294.1	$(3,571.8)	$48,265.0
Gross profit	1,712.9	8,087.3	—	9,800.2
Operating profit	1,123.3	1,853.7	—	2,977.0
June 28, 2008:
Net revenue	$21,421.5	$23,616.4	$(2,571.6)	$42,466.3
Gross profit	1,637.9	7,028.3	—	8,666.2
Operating profit	1,144.1	1,704.1	—	2,848.2

(1)	Net revenues of the Pharmacy Services Segment include approximately $1.77 billion and $1.54 billion of Retail Co-payments for the second quarters ended June 30, 2009 and June 28, 2008, respectively. Net revenues of the Pharmacy Services Segment include approximately $3.44 billion and $3.20 billion of Retail Co-payments for the six months ended June 30, 2009 and June 28, 2008, respectively.

(2)	Intersegment eliminations relate to intersegment revenues that occur when a Pharmacy Services Segment customer uses a Retail Pharmacy Segment store to purchase covered products. When this occurs, both segments record the revenue on a standalone basis.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pharmacy Services Segment

The following table summarizes our Pharmacy Services Segment’s performance for the respective periods:

	Second Quarter Ended		Six Months Ended
(In millions)	June 30, 2009	June 28, 2008	June 30, 2009	June 28, 2008
Net revenues	$13,007.9	$10,656.8	$24,542.7	$21,421.5
Gross profit	921.1	849.9	1,712.9	1,637.9
Gross profit % of net revenues	7.1%	8.0%	7.0%	7.6%
Operating expenses	283.6	235.8	589.6	493.8
Operating expense % of net revenues	2.2%	2.2%	2.4%	2.3%
Operating profit	637.5	614.1	1,123.3	1,144.1
Operating profit % of net revenues	4.9%	5.8%	4.6%	5.3%

Net revenues:
Mail service	$4,072.7	$3,620.8	$8,027.7	$7,267.9
Retail network	8,844.9	6,942.9	16,343.1	13,966.7
Other	90.3	93.1	171.9	186.9
Pharmacy claims processed:
Total	164.1	151.3	327.5	308.1
Mail service	15.8	15.0	31.5	30.3
Retail network	148.3	136.3	296.0	277.8
Generic dispensing rate:
Total	67.8%	64.5%	67.7%	64.3%
Mail service	56.3%	54.5%	55.9%	53.6%
Retail network	68.9%	65.5%	68.9%	65.3%
Mail order penetration rate(1)	22.9%	23.5%	22.9%	23.3%

(1)	Excluding the impact of RxAmerica and Maintenance Choice, the mail order penetration rate would have been 26.1% for the second quarter of 2009 and 25.5% for the six months ended June 30, 2009.

Net revenues ~ Net revenues increased $2.4 billion, or 22.1%, to $13.0 billion, and $3.1 billion, or 14.6%, to $24.5 billion in the second quarter and six months ended June 30, 2009, respectively, compared to $10.7 billion and $21.4 billion in the second quarter and six months ended June 28, 2008, respectively. As you review our Pharmacy Services Segment’s revenue performance, we believe you should consider the following important information:

•

The Pharmacy Services Segment recognizes revenues for its national retail pharmacy network transactions based on individual contract terms. In accordance with Emerging Issues Task Force Issue (“EITF”) No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” Caremark’s contracts are predominantly accounted for using the gross method. Prior to April 2009, RxAmerica’s contracts were accounted for using the net method. Effective April 1, 2009, we converted a number of the RxAmerica retail pharmacy network contracts to the Caremark contract structure, which resulted in those contracts being accounted for using the gross method which increased net revenues during the second quarter and six months ended June 30, 2009.

•

During the second quarter and six months ended June 30, 2009, the inclusion of RxAmerica’s results, increased net revenues by approximately $972.1 million and $1.2 billion, respectively, compared to the second quarter and six months ended June 28, 2008, respectively. These increases include the conversion of RxAmerica’s retail pharmacy network contracts to the Caremark contract structure discussed above.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	During the six months ended June 30, 2009, one less day in the reporting period decreased net revenues by approximately $158.9 million, compared to the six months ended June 28, 2008.

•

Our mail service claims processed increased 5.3% and 4.0% to 15.8 million and 31.5 million claims in the second quarter and six months ended June 30, 2009, respectively, compared to 15.0 million and 30.3 million claims in the second quarter and six months ended June 28, 2008, respectively. This increase was primarily due to net new client starts offset by claims which were filled at a retail pharmacy under the Maintenance Choice program and are reported as retail claims. Maintenance Choice is a flexible fulfillment option that affords eligible plan participants the convenient choice of picking up their 90-day supply of maintenance medications at any CVS/pharmacy store or obtaining them through mail order, in either case, at the cost of mail (which is typically lower) for both the payer and the plan participant.

•

During the second quarter and six months ended June 30, 2009, our average revenue per mail service claim increased by 7.0% and 6.1%, respectively, compared to the second quarter and six months ended June 28, 2008. Specialty mail service claims, which have significantly higher average net revenues per claim, were the primary driver of the increase. Average revenue per specialty mail service claim increased primarily due to drug cost inflation and claims mix. These increases were offset, in part, by an increase in the percentage of generic drugs dispensed and changes in client pricing.

•

Our mail service generic dispensing rate increased to 56.3% and 55.9% in the second quarter and six months ended June 30, 2009, respectively, compared to 54.5% and 53.6% in the second quarter and six months ended June 28, 2008, respectively. This increase was primarily due to new generic drug introductions and our continued efforts to encourage plan participants to use generic drugs when they are available.

•

Our retail network claims processed increased 8.8% and 6.6% to 148.3 million and 296.0 million in the second quarter and six months ended June 30, 2009, respectively, compared to 136.3 million and 277.8 million in the second quarter and six months ended June 28, 2008, respectively. This increase was primarily due to the addition of RxAmerica claims, new client starts and claims which were filled at retail pharmacies under the Maintenance Choice program, offset by a reduction in claims due to the termination of two large health plan clients effective January 1, 2009 and having one less day in the six months ended June 30, 2009, as discussed above.

•

During the second quarter and six months ended June 30, 2009, our average revenue per retail network claim processed increased 17.1% and 9.8%, respectively, compared to the second quarter and six months ended June 28, 2008. Our average revenue per retail network claim processed is affected by (i) higher drug costs, which normally result in higher claim revenues, (ii) customer pricing, (iii) changes in the percentage of generic drugs dispensed and (iv) claims mix. In addition, our average revenue per retail network claim was impacted by the inclusion of RxAmerica results, whose retail pharmacy network contracts were accounted for using the net revenue recognition method prior to April 1, 2009, as discussed above.

•

Our retail network generic dispensing rate increased to 68.9% in the second quarter and six months ended June 30, 2009, compared to 65.5% and 65.3% in the second quarter and six months ended June 28, 2008, respectively. This increase was primarily due to the impact of new generic drug introductions, our continued efforts to encourage plan participants to use generic drugs when they are available and the impact of RxAmerica claims. RxAmerica retail network claims increased our generic dispensing rate by approximately 110 and 120 basis points during the second quarter and six months ended June 30, 2009 compared to the second quarter and six months ended June 28, 2008.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross profit includes net revenues less cost of revenues. Cost of revenues includes (i) the cost of pharmaceuticals dispensed, either directly through our mail service and specialty retail pharmacies or indirectly through our national retail pharmacy network, (ii) shipping and handling costs and (iii) the operating costs of our mail service pharmacies, customer service operations and related information technology support. Gross profit as a percentage of revenues was 7.1% and 7.0% in the second quarter and six months ended June 30, 2009, respectively, compared to 8.0% and 7.6% in the second quarter and six months ended June 28, 2008, respectively.

As you review our Pharmacy Services Segment’s performance in this area, we believe you should consider the following important information:

•

Our total generic dispensing rate increased to 67.8% and 67.7% in the second quarter and six months ended June 30, 2009, respectively, compared to 64.5% and 64.3% in the second quarter and six months ended June 28, 2008, respectively. RxAmerica claims increased our total generic dispensing rate by approximately 110 and 120 basis points during the second quarter and six months ended June 30, 2009, respectively, compared to the second quarter and six months ended June 28, 2008.

•

Our gross profit dollars and gross profit rates continued to be impacted by our efforts to (i) retain existing customers, (ii) obtain new business, (iii) migrate customers and participants to our Maintenance Choice™ program and (iv) maintain or improve the purchase discounts we received from manufacturers, wholesalers and retail pharmacies. During the 2008 selling season, the Company renewed a number of existing clients and obtained new clients at lower rates, which resulted in gross profit compression in the second quarter and six months ended June 30, 2009.

•	Our gross profit as a percentage of revenues was negatively impacted by the inclusion of RxAmerica results in the second quarter and six months ended June 30, 2009.

•

In January 2009, the Centers for Medicare and Medicaid Services (“CMS”) issued a regulation requiring that, beginning in 2010, any difference between the drug price charged to Medicare Part D plan sponsors by a PBM and the drug price paid by the PBM to the dispensing provider (commonly called “differential” or “spread”) be reported as an administrative cost rather than a drug cost of the plan sponsor for purposes of calculating certain government subsidy payments and the drug price to be charged to enrollees. These changes impact our ability to offer Medicare Part D plan sponsors pricing for 2010 that includes the use of retail network “differential” or “spread,” and we expect these changes to reduce the profitability of our Medicare Part D business beginning in 2010.

Total operating expenses, which include selling, general and administrative expenses (including integration and other merger-related expenses), depreciation and amortization related to selling, general and administrative activities and retail specialty pharmacy store and administrative payroll, employee benefits and occupancy costs increased $47.8 million to $283.6 million, or 2.2% of net revenues, and $95.8 million to $589.6 million, or 2.4% of net revenues, in the second quarter and six months ended June 30, 2009, respectively, compared to $235.8 million, or 2.2% of net revenues, and $493.8 million, or 2.3% of net revenues, in the second quarter and six months ended June 28, 2008, respectively.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

As you review our Pharmacy Services Segment’s performance in this area, we believe you should consider the following important information:

•

The dissolution of our joint venture with Universal American Corporation (“UAC”) at the end of fiscal 2008, the income from which was historically an offset to operating expenses, and the inclusion of RxAmerica’s total operating expenses increased our total operating expenses in the second quarter of 2009, compared to the second quarter of 2008.

•

The increase in total operating expenses in the six months ended June 30, 2009 is primarily related to (i) litigation reserves; (ii) the dissolution of our joint venture with UAC at the end of fiscal 2008 and (iii) the inclusion of RxAmerica’s total operating expenses in the six months ended June 30, 2009.

Retail Pharmacy Segment

The following table summarizes our Retail Pharmacy Segment’s performance for the respective periods:

	Second Quarter		Six Months Ended
(In millions)	June 30, 2009	June 28, 2008	June 30, 2009	June 28, 2008
Net revenues	$13,797.2	$11,770.8	$27,294.1	$23,616.4
Gross profit	4,131.1	3,523.3	8,087.3	7,028.3
Gross profit % of net revenues	29.9%	29.9%	29.6%	29.8%
Operating expenses	3,168.8	2,659.3	6,233.6	5,324.2
Operating expense % of net revenues	23.0%	22.6%	22.8%	22.5%
Operating profit	962.3	864.0	1,853.7	1,704.1
Operating profit % of net revenues	7.0%	7.3%	6.8%	7.2%

Net revenue increase:
Total	17.2%	4.6%	15.6%	5.0%
Pharmacy	16.3%	4.9%	14.7%	4.9%
Front store	19.1%	4.1%	17.4%	5.3%
Same store sales increase:(1)
Total	6.1%	3.1%	4.7%	3.5%
Pharmacy	7.5%	3.7%	6.0%	3.7%
Front store	3.0%	1.8%	1.9%	3.1%
Generic dispensing rate	69.6%	67.0%	69.4%	66.8%
Pharmacy % of total revenues	67.3%	67.8%	67.5%	68.0%
Third party % of pharmacy revenue	96.4%	95.8%	96.5%	95.8%
Retail prescriptions filled	153.2	134.6	305.7	274.1

(1)	Same store sales increase excludes the Longs Drug Stores, which were acquired effective October 20, 2008. These stores will be included in same store sales beginning in November 2009.

Net revenues ~ As you review our Retail Pharmacy Segment’s performance in this area, we believe you should consider the following important information:

•

Front store revenues were positively impacted by a later Easter (April 12th this year versus March 23rd last year), which shifted more holiday sales into the second quarter of 2009. We estimate the Easter shift positively impacted total same store sales by approximately 45 basis points and front store same store sales by approximately 135 basis points during the second quarter of 2009. The Easter shift had no impact on the six months ended June 30, 2009. For the second quarter of 2009, front store revenues were positively impacted by approximately 85 basis points as a result of product cost increases in advance of the federal cigarette excise tax increase.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Net revenues increased $1.1 billion and $2.3 billion during the second quarter and six months ended June 30, 2009, respectively as a result of the inclusion of the Longs Drug Stores results.

•

As of June 30, 2009, we operated 6,949 retail stores (483 Longs Drug Stores) compared to 6,308 retail stores on June 28, 2008. Total net revenues from new stores accounted for approximately 160 and 140 basis points of our total net revenue percentage increase for the second quarter and six months ended June 30, 2009 and June 28, 2008, respectively.

•

Pharmacy revenue growth continued to benefit from new market expansions, the growth of our Maintenance Choice program, increased penetration in existing markets, the introduction of a prescription drug benefit under Medicare Part D in 2006, the ability to attract and retain managed care customers and favorable industry trends. These trends include an aging American population; many “baby boomers” are now in their fifties and sixties and are consuming a greater number of prescription drugs. In addition, the increased use of pharmaceuticals as the first line of defense for individual healthcare also contributed to the growing demand for pharmacy services. We believe these favorable industry trends will continue.

•

Pharmacy revenue dollars continue to be negatively impacted in both periods by the conversion of brand named drugs to equivalent generic drugs, which typically have a lower selling price. In addition, our pharmacy growth has also been adversely affected by a decline in utilization trend as a result of a weakening economy, a decline in the number of significant new brand named drug introductions, higher consumer co-payments and co-insurance arrangements and by an increase in the number of over-the-counter remedies that were historically only available by prescription.

Gross profit includes net revenues less the cost of merchandise sold during the reporting period and the related purchasing costs, warehousing costs, delivery costs and actual and estimated inventory losses. Retail pharmacy gross profit as a percentage of net revenues was 29.9% for the second quarter ended June 30, 2009 and for the second quarter ended June 28, 2008, respectively. Retail Pharmacy gross profit for the six months ended June 30, 2009 was 29.6% of net revenues, compared to 29.8% of net revenues in the comparable 2008 period.

As you review our Retail Pharmacy Segment’s performance in this area, we believe you should consider the following important information:

•

Our pharmacy gross profit rate continued to benefit from an increase in generic drug revenues, which normally yield a higher gross profit rate than equivalent brand name drug revenues. However, the increased use of generic drugs has augmented the efforts of third party payors to reduce reimbursement payments to retail pharmacies for generic prescriptions. This trend, which we expect to continue, reduces the benefit we realize from brand to generic product conversions.

•

During the second quarter of 2009 and the six months ended June 30, 2009, our gross profit dollars increased as a result of the Longs Drug Stores; however our gross profit rate decreased slightly during the six months ended June 30, 2009 as a result of the inclusion of the Longs Drug Stores results.

•

Sales to customers covered by third party insurance programs are a significant component of our retail pharmacy business. On average, our gross profit on third party pharmacy revenues is lower than our gross profit on cash pharmacy revenues. Third party revenues were 96.4% and 96.5% of total pharmacy revenues during the second quarter and six months ended June 30, 2009, respectively, compared to 95.8% of total pharmacy revenues, during the comparable 2008 periods. We expect this trend to continue.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

•

The Federal Government’s Medicare Part D benefit is increasing prescription utilization. However, it is also decreasing our pharmacy gross profit rates as our higher gross profit business (e.g., cash customers) continues to migrate to Part D.

•

On February 8, 2006, the Deficit Reduction Act of 2005 (the “DRA”) was signed into law. The DRA seeks to reduce federal spending by altering the Medicaid reimbursement formula for multi-source (i.e., generic) drugs. These changes were originally scheduled to begin to take effect during the first quarter of 2007 and were expected to result in reduced Medicaid reimbursement rates for retail pharmacies. During 2007, the CMS issued a final rule implementing provisions under the DRA regarding prescription drugs under the Medicaid program. Among other things, the rule defines “Average Manufacturer Price” (“AMP”) and “best price,” and specifies the items that must be included and excluded in the calculation of each (the “AMP Rule”). In December 2007, the U.S. District Court for the District of Columbia preliminarily enjoined CMS from implementing the AMP Rule to the extent such action affects Medicaid reimbursement rates for retail pharmacies and from posting online or disclosing any AMP data. In addition, the Medicare Improvements for Patients and Providers Act of 2007 (MIPPA) prohibited the use of the AMP to set federal upper limits (“FULs”) until September 2009 and the publication of AMP data until October 2009, and also permitted CMS to update FULs utilizing the old formula. In October 2008, CMS issued a rule, subject to comment, which modified the definition of multiple source drugs, a component of the AMP calculation, seeking to address one of the legal challenges on which the injunction was issued. Plaintiffs in the litigation responded with an amended complaint asserting that the revised definition continues to be inconsistent with the DRA. As a result of the above, we cannot predict the extent or timing of implementation of the AMP Rule, its effect on Medicaid reimbursement or its impact on the Company.

•

Our pharmacy gross profit rates have been adversely affected by the efforts of managed care organizations, pharmacy benefit managers, governmental and other third party payors to reduce their prescription drug costs. In the event this trend continues, we may not be able to sustain our current rate of revenue growth and gross profit dollars could be adversely impacted.

•

Front store revenues increased as a percentage of total revenues during the second quarter and six months ended June 30, 2009, compared to the second quarter and six months ended June 28, 2008. On average, our gross profit on front store revenues is higher than our average gross profit on pharmacy revenues. Front store revenues as a percentage of total revenues for the second quarter and six months ended June 30, 2009 were 32.7% and 32.5%, respectively, compared to 32.2% and 32.0% in the comparable 2008 periods, respectively. Pharmacy revenues as a percentage of total revenues for the second quarter and six months ended June 30, 2009 were 67.3% and 67.5%, respectively, compared to 67.8% and 68.0% in the comparable 2008 periods, respectively.

•	Our front store gross profit has been impacted by an overall shift of consumer spend towards promotional items.

Total operating expenses, which include store and administrative payroll, employee benefits, store and administrative occupancy costs, selling expenses, advertising expenses, administrative expenses and depreciation and amortization expense increased to 23.0% of net revenues during the second quarter of 2009, compared to 22.6% of net revenues for the second quarter of 2008. Operating expenses for the six months ended June 30, 2009 increased to 22.8%, compared to 22.5% of net revenues for the six months ended June 28, 2008.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

•

During the second quarter and six months ended June 30, 2009, total operating expenses increased as a result of the Longs Acquisition, including incremental costs associated with the integration of the Longs Drug Stores.

Liquidity and Capital Resources

We anticipate that cash flows from operations, supplemented by short-term commercial paper and long-term borrowings, will continue to fund the future growth of our business.

Net cash provided by operating activities decreased to $1.32 billion during the six months ended June 30, 2009, compared to $1.39 billion during the six months ended June 28, 2008. The decrease in net cash provided by operating activities during the six months ended June 30, 2009 was primarily due to increased taxes paid. This was offset by increased cash receipts from revenues due to the Longs Acquisition.

Net cash used in investing activities decreased to $608.0 million during the six months ended June 30, 2009, compared to $862.7 million during the six months ended June 28, 2008. Gross capital expenditures totaled $1.09 billion during the six months ended June 30, 2009, compared to $955.3 million in the comparable period of 2008. The majority of the cash used for capital expenditures in both reporting periods supported the Retail Pharmacy Segment’s real estate development program.

We continue to finance a significant portion of our new store development program through sale-leaseback transactions. Proceeds from sale-leaseback transactions totaled $503.1 million in the six months ended June 30, 2009. This compares to $69.6 million in the six months ended June 28, 2008. Under the transactions, the properties are sold at fair value and the resulting leases qualify and are accounted for as operating leases.

During the six months ended June 30, 2009, we opened 90 new retail pharmacy stores, and closed 64 retail pharmacy stores, 7 specialty pharmacy stores and 1 mail order pharmacy. In addition, the Company relocated 79 retail pharmacy stores and 2 specialty pharmacy stores. For the remainder of 2009, we plan to open 125 – 150 new or relocated retail pharmacy stores.

Net cash used in financing activities was $842.3 million during the six months ended June 30, 2009, compared to net cash used by financing activities of $1.0 billion during the six months ended June 28, 2008. Net cash used in financing activities during 2009 was primarily due to the repayment of $500 million of borrowings outstanding under our bridge credit facility used to finance the Longs Acquisition.

In January 2009, our Board of Directors authorized a 10.5% increase in our quarterly common stock dividend to $0.07625 per share on the Company’s common stock. This increase equates to an annual dividend rate of $0.305 per share.

On July 1, 2009, we resumed the share repurchase program authorized by our Board of Directors in May 2008. We intend to complete the share repurchase program by end of our 2009 fiscal year.

We had $1.3 billion of commercial paper outstanding at a weighted average interest rate of 0.9% as of June 30, 2009. In connection with our commercial paper program, we maintain a $675 million, five-year unsecured back-up credit facility, which expires on June 2, 2010, a $1.4 billion, five-year unsecured back-up credit facility, which expires on May 12, 2011 and a $1.3 billion, five-year unsecured back-up credit facility, which expires on March 12, 2012. These committed credit facilities allow for borrowings at various rates that are dependent in part on our public debt rating. As of June 30, 2009, we had no outstanding borrowings against the credit facilities.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

On March 10, 2009, we issued $1.0 billion of 6.60% unsecured senior notes due March 15, 2019 (the “2009 Notes”). The 2009 Notes pay interest semi-annually and may be redeemed, in whole or in part, at a defined redemption price plus accrued interest. The net proceeds from the 2009 Notes were used to repay the bridge credit facility, a portion of our outstanding commercial paper borrowings and for general corporate purposes.

On July 1, 2009, we issued a $300 million unsecured floating rate senior note due January 30, 2011 (the “the 2009 Floating Rate Note”). The 2009 Floating Rate Note pays interest quarterly. The net proceeds from the 2009 Floating Rate Note will be used for general corporate purposes.

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

As of June 30, 2009 our long-term debt was rated “Baa2” by Moody’s and “BBB+” by Standard & Poor’s, and our commercial paper program was rated “P-2” by Moody’s and “A-2” by Standard & Poor’s, with our credit outlook being categorized as positive by Moody’s and stable by Standard & Poor’s. In assessing our credit strength, we believe that both Moody’s and Standard & Poor’s considered, among other things, our capital structure and financial policies as well as our consolidated balance sheet, the Longs Acquisition, the Caremark merger and other financial information. Although we currently believe our long-term debt ratings will remain investment grade, we cannot guarantee the future actions of Moody’s and/or Standard & Poor’s. Our debt ratings have a direct impact on our future borrowing costs, access to capital markets and new store operating lease costs.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Accounting Pronouncements

We adopted Emerging Issues Task Force (“EITF”) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (“EITF 06-4”) during the first quarter of 2008. EITF 06-4 requires the application of the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS 106”) (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) to endorsement split-dollar life insurance arrangements. SFAS 106 requires us to recognize a liability for the discounted value of the future premium benefits that we will incur through the death of the underlying insured. The adoption of EITF 06-4 did not have a material impact on our consolidated results of operations, financial position or cash flows.

We adopted EITF No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (“EITF 06-10”), during the first quarter of 2008. EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. The adoption of EITF 06-10 did not have a material impact on our consolidated results of operations, financial position or cash flows.

We adopted SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces SFAS 141, during the first quarter of 2009. SFAS 141R establishes the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of business combinations. As of June 30, 2009, we had $167.0 million of unrecognized tax benefits (after considering the federal benefit of state taxes) related to business combinations that would have been treated as an adjustment to the purchase price allocation if they had been recognized under SFAS 141. It is possible that a significant portion of these benefits will be recognized within the 2009 fiscal year and the recognition would affect our effective income tax rate rather than being treated as an adjustment to the purchase price allocation of the acquiree.

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

SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position No. 157-2 (“FSP 157-2”), “Effective Date of FASB Statement No. 157”. FSP 157-2 delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of FSP 157-2 did not have a material effect on our consolidated results of operations, financial position or cash flows. In October 2008, the FASB issued Staff Position No. 157-3 (“FSP 157-3”), “Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active.” FSP 157-3 clarifies the application of FAS 157 in a market that is not active. The adoption of FSP 157-3 did not have a material effect on our consolidated results of operations,

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

financial position or cash flows. In April 2009, the FASB issued Staff Position No. 157-4 (“FSP 157-4”), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of FSP 157-4 did not have a material effect on our consolidated results of operations, financial position or cash flows.

We adopted FASB Staff Position No. FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and 124-2”), during the second quarter of 2009. FSP FAS 115-2 and 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and 124-2 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP FAS 115-2 and 124-2 requires comparative disclosures only for periods ending after initial adoption. The adoption of this FSP did not have a material impact on our consolidated results of operations, financial position or cash flows.

We adopted FASB FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). FSP 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP 107-1 also amends APB Opinion 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. The adoption of this FSP did not have a material impact on our consolidated results of operations, financial position or cash flows.

In April 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”), to amend SFAS 141 (revised 2007) “Business Combinations.” FSP 141(R)-1 addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met. This FSP also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. We do not anticipate that the adoption of this statement will have a material impact on our consolidated results of operations, financial position or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. We adopted SFAS 165 during the second quarter of 2009.

In June 2009, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin No. 112 (“SAB 112”). SAB 112 amends or rescinds portions of the SEC staff’s interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with SFAS 141-R and SFAS 160. We do not anticipate that the adoption of this SAB will have a material impact on our consolidated results of operations, financial position or cash flows.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162 (“SFAS 168”). On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not anticipate that the adoption of this SAB will have a material impact on our consolidated results of operations, financial position or cash flows.

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

By their nature, all forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including, but not limited to:

•

Our business is affected by the economy in general including changes in consumer purchasing power, preferences and/or spending patterns. These changes could affect drug utilizations trends, the number of covered lives and the financial health of our PBM clients. Further, interest rate fluctuations and changes in capital market conditions may affect our ability to obtain necessary financing on acceptable terms, our ability to secure suitable store locations under acceptable terms and our ability to execute future sale-leaseback transactions under acceptable terms;

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

As of June 30, 2009, the Company had no derivative financial instruments or derivative commodity instruments in place and believes that its exposure to market risk associated with other financial instruments, principally interest rate risk inherent in its debt portfolio is not material.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of June 30, 2009, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that occurred during the second quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II	Item 1

Legal Proceedings

See Item 3 of Part I to our Annual Report on Form 10-K for the fiscal year ending December 31, 2008 for disclosure relating to material pending legal proceedings. Set forth below is a summary of material developments involving a material pending legal proceeding that occurred subsequent to the filing of our 10-K.

1.	Caremark’s subsidiary Caremark, Inc. (now known as Caremark, L.L.C.) is a defendant in a qui tam lawsuit initially filed by a relator on behalf of various state and federal government agencies in Texas federal court in 1999. The case was unsealed in May 2005. The case seeks money damages and alleges that Caremark’s processing of Medicaid and certain other government claims on behalf of its clients (which allegedly resulted in underpayments from our clients to the applicable government agencies) violates applicable federal or state False Claims Acts and fraud statutes. The United States and the States of Texas, Tennessee, Florida, Arkansas, Louisiana and California intervened in the lawsuit, but Tennessee and Florida withdrew from the lawsuit in August 2006 and May 2007, respectively. The parties previously filed cross motions for partial summary judgment, and in August 2008, the court granted several of Caremark’s motions and denied the motions filed by the plaintiffs. The court’s recent rulings are favorable to Caremark and substantially limit the ability of the plaintiffs to assert False Claims Act allegations or statutory or common law theories of recovery based on Caremark’s processing of Medicaid and other government reimbursement requests. The state plaintiffs and the relator filed motions asking the court to reconsider its rulings, and these motions were recently denied. The United States is seeking an appeal of the court’s rulings. In April 2009, the State of Texas filed a purported civil enforcement action against Caremark for injunctive relief, damages and civil penalties in Travis County, Texas alleging that Caremark violated the Texas Medicaid Fraud Prevention Act and other state laws based on our processing of Texas Medicaid claims on behalf of PBM clients. The claims and issues raised in this lawsuit are related to the claims and issues pending in the federal qui tam lawsuit described above.

Part II	Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities and use of proceeds during the quarter ended June 30, 2009.

Part II	Item 4

Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders at our Annual Meeting of Stockholders which was held on Wednesday, May 6, 2009 in Woonsocket, Rhode Island.

		For	Against	Abstained	Broker Non-Votes
1.	The election, for one-year terms, of all persons nominated for directors, as set forth in the Company’s proxy statement dated March 24, 2009, was approved by the following votes:

	Edwin M. Banks	1,232,727,887	19,673,728	—	—
	C. David Brown II	1,188,852,378	63,536,078	—	—
	David W. Dorman	1,186,662,663	65,619,203	—	—
	Kristen Gibney Williams	1,232,086,945	20,103,668	—	—
	Marian L. Heard	1,232,275,894	19,784,465	—	—
	William H. Joyce	1,222,371,085	29,695,781	—	—
	Jean-Pierre Millon	1,189,180,264	62,937,074	—	—
	Terrence Murray	1,146,516,972	105,550,133	—	—
	C.A. Lance Piccolo	1,180,196,998	71,896,712	—	—
	Sheli Z. Rosenberg	1,153,362,943	98,297,135	—	—
	Thomas M. Ryan	1,196,833,996	55,425,246	—	—
	Richard J. Swift	1,207,671,769	44,385,109	—	—

2.	Ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the 2009 fiscal year, was approved by the following vote:	1,242,484,285	9,445,681	1,915,154	—

3.	Stockholder proposal regarding special shareholder meetings, as set forth in the Company’s proxy statement dated March 24, 2009, was approved by the following vote:	699,475,075	441,387,593	2,801,694	313,731,158

4.	Stockholder proposal regarding independent chairman of the board, as set forth in the Company’s proxy statement dated March 24, 2009, was rejected by the following vote:	517,241,672	621,612,396	4,810,293	313,731,158

5.	Stockholder proposal regarding political contributions and expenditures, as set forth in the Company’s proxy statement dated March 24, 2009, was rejected by the following vote:	373,747,558	571,293,648	198,623,155	313,731,158

6.	Stockholder proposal regarding advisory stockholder vote on executive compensation, as set forth in the Company’s proxy statement dated March 24, 2009, was approved by the following vote:	675,251,872	421,189,826	47,222,664	313,731,158

Part II	Item 6

Exhibits

Item 6.	Exhibits

Exhibits:

Exhibits marked with an asterisk (*) are hereby incorporated by reference to exhibits or appendices previously filed by the Registrant as indicated in brackets following the description of the exhibit.

3.1*	Amended and Restated Certificate of Incorporation of the Registrant [incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (Commission File No. 001-01011)].

3.1A*	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective May 13, 1998 [incorporated by reference to Exhibit 4.1A to Registrant’s Registration Statement No. 333-52055 on Form S-3/A dated May 18, 1998].

3.1B*	Certificate of Amendment to the Amended and Restated Certificate of Incorporation [incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated March 22, 2007 (Commission File No. 001-01011)].

3.1C*	Certificate of Merger dated May 9, 2007 [incorporated by reference to Exhibit 3.1C to Registrant’s Quarterly Report on Form 10-Q dated November 1, 2007 (Commission File No. 001-01011)].

3.2*	By-laws of the Registrant, as amended and restated [incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated January 21, 2009 (Commission File No. 001-01011)].

10.1	Caremark Rx, Inc. Deferred Compensation Plan amended and restated as of December 31, 2008.

10.2	CVS Caremark Corporation 2007 Incentive Plan as amended through December 31, 2008.

10.3	Amendment Number Two to the Caremark Rx, Inc. Special Retirement Plan.

10.4	CVS Caremark Deferred Stock Compensation Plan.

10.5	CVS Caremark Deferred Compensation Plan as amended and restated as December 31, 2008.

10.6	Supplemental Retirement Plan I for Select Senior Management of CVS Caremark Corporation as amended and restated of December 31, 2008.

10.7	Universal 409A Definition Document.

10.8	CVS Caremark Corp. 1997 Incentive Compensation Plan as amended through December 31, 2008.

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Part II	Item 6

101	The following materials from the CVS Caremark Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Statements of Operations, (ii) the Consolidated Condensed Balance Sheets, (iii) the Consolidated Condensed Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

Part II

Signatures:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CVS Caremark Corporation (Registrant)

/s/ DAVID B. RICKARD
David B. Rickard Executive Vice President, Chief Financial Officer and Chief Administrative Officer August 4, 2009