Form 10-Q
period 2009-09-30
CVS CAREMARK CORP
filed 2009-11-05
CIK 64803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2009

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

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, $0.01 par value, issued and outstanding at October 29, 2009:

1,410,543,000 shares

Part I	Item 1

CVS Caremark Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Third Quarter Ended		Nine Months Ended
In millions, except per share amounts	September 30, 2009	September 27, 2008	September 30, 2009	September 27, 2008
Net revenues	$24,641.9	$20,863.4	$72,906.9	$63,329.7
Cost of revenues	19,630.2	16,462.8	58,095.0	50,262.9

Gross profit	5,011.7	4,400.6	14,811.9	13,066.8
Operating expenses	3,445.8	2,934.4	10,269.0	8,752.4

Operating profit	1,565.9	1,466.2	4,542.9	4,314.4
Interest expense, net	122.8	112.7	392.8	358.3

Income from continuing operations before income tax provision	1,443.1	1,353.5	4,150.1	3,956.1
Income tax provision	420.0	534.7	1,494.4	1,565.3

Income from continuing operations	1,023.1	818.8	2,655.7	2,390.8
Loss from discontinued operations, net of tax benefit	(1.8)	(82.8)	(9.5)	(131.5)

Net income	1,021.3	736.0	2,646.2	2,259.3
Preference dividends, net of income tax benefit	—	3.5	—	10.6

Net income available to common shareholders	$1,021.3	$732.5	$2,646.2	$2,248.7

Basic earnings per common share:
Income from continuing operations	$0.72	$0.57	$1.84	$1.66
Loss from discontinued operations	(0.01)	(0.06)	(0.01)	(0.09)

Net income	$0.71	$0.51	$1.83	$1.57

Weighted average basic common shares outstanding	1,429.4	1,435.5	1,445.4	1,432.4

Diluted earnings per common share:
Income from continuing operations	$0.71	$0.56	$1.82	$1.63
Loss from discontinued operations	—	(0.06)	(0.01)	(0.09)

Net income	$0.71	$0.50	$1.81	$1.54

Weighted average diluted common shares outstanding	1,444.9	1,469.7	1,461.6	1,469.0

Dividends declared per common share	$0.07625	$0.06900	$0.22875	$0.18900

See accompanying notes to condensed consolidated financial statements.

Part I	Item 1

CVS Caremark Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

In millions, except share and per share amounts	September 30, 2009	December 31, 2008
Assets:
Cash and cash equivalents	$1,130.6	$1,352.4
Short-term investments	4.7	—
Accounts receivable, net	5,692.9	5,384.3
Inventories	9,975.9	9,152.6
Deferred income taxes	424.3	435.2
Other current assets	169.5	201.7

Total current assets	17,397.9	16,526.2
Property and equipment, net	8,277.4	8,125.2
Goodwill	25,622.1	25,493.9
Intangible assets, net	10,204.3	10,446.2
Other assets	377.6	368.4

Total assets	$61,879.3	$60,959.9

Liabilities:
Accounts payable	$3,963.2	$3,800.7
Claims and discounts payable	2,907.8	2,814.2
Accrued expenses	2,625.5	3,177.6
Short-term debt	1,100.0	3,044.1
Current portion of long-term debt	2,103.9	653.3

Total current liabilities	12,700.4	13,489.9
Long-term debt	8,756.2	8,057.2
Deferred income taxes	3,595.5	3,701.7
Other long-term liabilities	1,152.3	1,136.7

Total liabilities	26,204.4	26,385.5

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preference stock, series one ESOP convertible, par value $1.00: authorized 50,000,000 shares; no issued and outstanding shares at September 30, 2009 and 3,583,000 shares issued and outstanding at December 31, 2008	—	191.5
Common stock, par value $0.01: authorized 3,200,000,000 shares; issued 1,610,769,000 shares and 1,418,763,000 outstanding shares at September 30, 2009 and issued 1,603,267,000 shares and 1,437,065,000 outstanding shares at December 31, 2008	16.1	16.0
Treasury stock, at cost: 190,306,000 shares at September 30, 2009 and 164,502,000 shares at December 31, 2008	(6,669.1)	(5,812.3)
Shares held in trust: 1,700,000 shares	(55.5)	(55.5)
Capital surplus	27,114.4	27,279.6
Retained earnings	15,412.7	13,097.8
Accumulated other comprehensive loss	(143.7)	(142.7)

Total shareholders’ equity	35,674.9	34,574.4

Total liabilities and shareholders’ equity	$61,879.3	$60,959.9

See accompanying notes to condensed consolidated financial statements.

Part I	Item 1

CVS Caremark Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
In millions	September 30, 2009	September 27, 2008
Cash flows from operating activities:
Cash receipts from revenues	$52,816.6	$45,314.1
Cash paid for inventory	(37,730.3)	(32,724.1)
Cash paid to other suppliers and employees	(10,661.5)	(8,784.1)
Interest received	4.2	14.4
Interest paid	(409.6)	(383.4)
Income taxes paid	(1,788.8)	(1,258.6)

Net cash provided by operating activities	2,230.6	2,178.3

Cash flows from investing activities:
Additions to property and equipment	(1,752.5)	(1,483.2)
Proceeds from sale-leaseback transactions	748.2	196.9
Proceeds from sale or disposal of assets	7.0	13.6
Acquisitions (net of cash acquired) and investments	(43.3)	(27.9)
Purchase of short-term investments	(4.7)	—
Sale of short-term investments	—	27.5

Net cash used in investing activities	(1,045.3)	(1,273.1)

Cash flows from financing activities:
Net reduction in short-term debt	(1,944.1)	(1,103.0)
Derivative settlements	(3.4)	—
Dividends paid	(330.8)	(270.5)
Proceeds from exercise of stock options	236.5	313.7
Excess tax benefits from stock-based compensation	25.9	55.3
Issuance of long-term debt	2,800.0	350.0
Repayments of long-term debt	(652.3)	(2.0)
Repurchase of common stock	(1,538.9)	(23.0)

Net cash used in financing activities	(1,407.1)	(679.5)

Net increase (decrease) in cash and cash equivalents	(221.8)	225.7
Cash and cash equivalents at beginning of period	1,352.4	1,056.6

Cash and cash equivalents at end of period	$1,130.6	$1,282.3

Reconciliation of net income to net cash provided by operating activities:
Net income	$2,646.2	$2,259.3
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,036.5	920.2
Stock-based compensation	112.6	67.7
Deferred income taxes and other non-cash items	69.9	24.1
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(320.8)	(219.7)
Inventories	(832.0)	(337.1)
Other current assets	(11.9)	(42.9)
Other assets	(6.9)	5.1
Accounts payable and claims and discounts payable	240.2	(364.7)
Accrued expenses	(793.8)	(121.5)
Other long-term liabilities	90.6	(12.2)

Net cash provided by operating activities	$2,230.6	$2,178.3

See accompanying notes to condensed consolidated financial statements.

Part I	Item 1

CVS Caremark Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CVS Caremark Corporation and its wholly-owned subsidiaries (the “Company”) have been prepared, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) regarding interim financial reporting. In accordance with such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in Exhibit 13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “2008 Form 10-K”).

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Because of the influence of various factors on the Company’s operations, including business combinations, certain holidays and other seasonal influences, net income for any interim period may not be comparable to the same interim period in previous years or necessarily indicative of income for the full fiscal year.

On December 23, 2008, the Board of Directors of the Company approved a change in the Company’s fiscal year end from the Saturday nearest December 31 of each year to December 31 of each year to better reflect the Company’s position in the health care, rather than the retail, industry. The fiscal year change was effective beginning with the fourth quarter of fiscal 2008. The third quarter of 2009 and 2008 include 92 days and 91 days, respectively, and the nine months ended September 30, 2009 and September 27, 2008 both include 273 days.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated.

Recently Adopted Accounting Pronouncements

In the third quarter of 2009, the Company adopted the FASB Accounting Standards Codification (“ASC”) as the source of authoritative GAAP for nongovernmental entities. The ASC does not change GAAP but rather takes the numerous individual pronouncements that previously constituted GAAP and reorganizes them into approximately 90 accounting topics, and displays all topics using a consistent structure. Citing particular content in the ASC involves specifying the unique numeric path to the content. The adoption of ASC did not have any effect on the Company’s consolidated results of operations, financial position or cash flows.

During the second quarter of 2009, the Company adopted ASC 855 Subsequent Events (formerly Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events”) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but prior to the issuance of the financial statements. In response to this guidance, management has evaluated subsequent events through November 5, 2009, which is the date that the Company’s condensed consolidated financial statements were filed.

Part I	Item 1

CVS Caremark Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the first quarter of 2009, the Company adopted ASC 805 Business Combinations (“ASC 805”) (formerly SFAS No. 141 (R), “Business Combinations”). ASC 805 establishes the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The guidance also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of business combinations. ASC 805 requires that income tax benefits related to business combinations that are not recorded at the date of acquisition are recorded as an income tax benefit in the statement of operations when subsequently recognized. Previously, unrecognized income tax benefits related to business combinations were recorded as an adjustment to the purchase price allocation when recognized. During the third quarter of 2009, the Company recognized approximately $140.9 million of previously unrecognized income tax benefits related to business combinations (after considering the federal benefit of state taxes), plus interest, due to the expiration of various statutes of limitations and settlements with tax authorities. As of September 30, 2009, the Company had approximately $25.7 million of unrecognized tax benefits (after considering the federal benefit of state taxes), plus interest, related to business combinations that would have been treated as an adjustment to the purchase price allocation if they would have been recognized under the previous business combination guidance. The Company anticipates that income tax examinations will conclude and statutes of limitations for open years will expire over the next twelve months, which may cause a utilization or recognition of a portion of these previously unrecognized tax benefits.

In April 2009, the FASB issued further guidance as it relates to ASC 805 (formerly FASB Staff Position No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”) to address the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met. This guidance also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. The adoption of this guidance may have an impact on the accounting for future business combinations, but the effect is dependant upon acquisitions at that time.

During the first quarter of 2008, the Company adopted additional guidance within ASC 715-60 Defined Contribution Plans-Other Postretirement (formerly Emerging Issues Task Force (“EITF”) No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” and EITF No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements”). The application of this guidance requires a company to recognize a liability for the discounted value of the future premium benefits that a company will incur through the death of the underlying insured and provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. The adoption of the content within ASC 715-60 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

Recent Accounting Pronouncement Not Yet Effective

In June 2009, the FASB issued SFAS No. 167 (not yet codified in ASC), “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”). The standard amends the content within ASC 810 Consolidations (formerly FASB Interpretations (“FIN”) No. 46 (R)) to require a company to analyze whether its interest in a

Part I	Item 1

CVS Caremark Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

variable interest entity (“VIE”) gives it a controlling financial interest. The determination of whether a company is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and a company’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. Additional disclosures are required to identify a company’s involvement with the VIE and any significant changes in risk exposure due to such involvement. SFAS 167 is effective for all new and existing VIEs as of the beginning of the first fiscal year that begins after November 15, 2009. The Company does not believe the adoption of SFAS 167 will have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

Note 2 – Discontinued Operations

In connection with certain business dispositions completed between 1991 and 1997, the Company retained guarantees on store lease obligations for a number of former subsidiaries, including Linens ‘n Things. On May 2, 2008, Linens Holding Co. and certain affiliates, which operate Linens ‘n Things, filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Company’s loss from discontinued operations for the third quarter and nine months ended September 30, 2009 included $1.8 million ($2.9 million, net of a $1.1 million income tax benefit) and $9.5 million ($15.5 million, net of a $6.0 million income tax benefit) of lease-related costs, respectively. The loss from discontinued operations for the third quarter and nine months ended September 27, 2008 included $82.8 million ($134.8 million, net of a $52.0 million income tax benefit) and $131.5 million ($213.6 million, net of an $82.1 million income tax benefit) of lease-related costs, respectively.

Note 3 – Business Segments

During the third quarter of 2009, the Company made changes to its reportable segments to reflect changes that were made to the way the Company’s management evaluates the performance of operations, develops strategy and allocates resources. This change involves the reclassification of certain administrative expenses previously recorded within the Pharmacy Services and Retail Pharmacy segments to a new Corporate segment. The Corporate segment consists of costs primarily associated with executive management, corporate relations, legal, compliance, human resources, corporate information technology and finance. This change had no impact on the Company’s consolidated results of operations. As a result of this change, the Company’s business now includes three segments: Pharmacy Services, Retail Pharmacy and Corporate. The Company’s historical segment disclosures have been revised to conform to the current presentation.

During the third quarter of 2009, the Company also made a change to its Pharmacy Services segment as it relates to the Company’s intersegment activities (such as the Maintenance Choice program). This change impacts the gross profit and operating profit lines within the Pharmacy Services segment. Under the Maintenance Choice program, Pharmacy Services customers can elect to pick-up their maintenance prescriptions at Retail Pharmacy segment stores instead of receiving them through the mail. When this occurs, both the Pharmacy Services and Retail Pharmacy segments now record the revenue, gross profit and operating profit on a standalone basis and corresponding intersegment eliminations are made. This change is reflected in the Pharmacy Services segment results in the third quarter of 2009 and in the nine months ended September 30, 2009. This change had no impact on the Company’s consolidated results of operations.

The Pharmacy Services segment provides a full range of prescription benefit management (“PBM”) services including mail order pharmacy services, specialty pharmacy services, plan design consultation and administration, formulary management and claims processing. The Company’s customers are primarily

Part I	Item 1

CVS Caremark Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

employers, insurance companies, unions, government employee groups, managed care organizations, other sponsors of health benefit plans and individuals throughout the United States. In addition, through the Company’s SilverScript Insurance Company (“SilverScript”) and Accendo Insurance Company (“Accendo”) subsidiaries, the Company is a national provider of drug benefits to eligible beneficiaries under the Federal Government’s Medicare Part D program. Currently, the pharmacy services business operates under the Caremark Pharmacy Services®, Caremark®, CVS Caremark™, CarePlus CVS/pharmacy™, CarePlus™, RxAmerica®, AccordantCare™ and TheraCom® names. As of September 30, 2009, the Pharmacy Services segment operated 49 retail specialty pharmacy stores, 20 specialty mail order pharmacies and 6 mail service pharmacies located in 25 states, Puerto Rico and the District of Columbia.

As of September 30, 2009, the Retail Pharmacy segment included 7,008 retail drugstores, of which 6,946 operated a pharmacy, the online retail website, CVS.com®, and the retail health care clinics. The retail drugstores are located in 41 states and the District of Columbia operating primarily under the CVS/pharmacy® or Longs Drug® names. As of September 30, 2009, the Company operated 569 retail health care clinics in 25 states under the MinuteClinic® name, of which 554 were located within CVS/pharmacy stores. The clinics utilize nationally recognized medical protocols to diagnose and treat minor health conditions and are staffed by board-certified nurse practitioners and physician assistants.

The Corporate segment provides management and administrative services to support the Company.

The Company evaluates its Pharmacy Services and Retail Pharmacy segment performance based on net revenue, gross profit and operating profit before the effect of non-recurring charges and gains and certain intersegment activities and charges. The Company evaluates the performance of its Corporate segment based on operating expenses before the effect of discontinued operations and certain intersegment activities and charges.

Part I	Item 1

CVS Caremark Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following is a reconciliation of the Company’s business segments to the condensed consolidated financial statements as of and for the respective periods:

In millions	Pharmacy Services Segment(1)(3)	Retail Pharmacy Segment(3)	Corporate Segment	Intersegment Eliminations(2)(3)	Consolidated Totals
Third Quarter Ended
September 30, 2009:
Net revenues	$13,030.3	$13,605.4	$—	$(1,993.8)	$24,641.9
Gross profit	1,031.1	3,994.3	—	(13.7)	5,011.7
Operating profit (loss)	799.2	909.8	(129.4)	(13.7)	1,565.9
September 27, 2008(4):
Net revenues	$10,563.4	$11,542.0	$—	$(1,242.0)	$20,863.4
Gross profit	892.6	3,508.1	—	(0.1)	4,400.6
Operating profit (loss)	705.6	865.8	(105.1)	(0.1)	1,466.2
Nine Months Ended
September 30, 2009:
Net revenues	$37,573.0	$40,899.5	$—	$(5,565.6)	$72,906.9
Gross profit	2,760.1	12,081.6	—	(29.8)	14,811.9
Operating profit (loss)	2,033.0	2,938.1	(398.4)	(29.8)	4,542.9
September 27, 2008(4):
Net revenues	$31,984.9	$35,158.4	$—	$(3,813.6)	$63,329.7
Gross profit	2,530.6	10,536.4	—	(0.2)	13,066.8
Operating profit (loss)	1,946.0	2,701.1	(332.5)	(0.2)	4,314.4
Total assets:
September 30, 2009	$32,955.9	$28,635.2	$754.1	$(465.9)	$61,879.3
December 31, 2008(4)	32,850.2	27,403.3	1,055.1	(348.7)	60,959.9
Goodwill:
September 30, 2009	$18,821.8	$6,800.3	$—	$—	$25,622.1
December 31, 2008	18,817.6	6,676.3	—	—	25,493.9

(1)	Net revenues of the Pharmacy Services segment include approximately $1.7 billion and $1.5 billion of Retail co-payments for the third quarters ended September 30, 2009 and September 27, 2008, respectively. Net revenues of the Pharmacy Services segment include approximately $5.2 billion and $4.7 billion of Retail co-payments for the nine months ended September 30, 2009 and September 27, 2008, respectively.

(2)	Intersegment eliminations relate to two types of transactions: (i) Intersegment revenues that occur when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue on a standalone basis and (ii) Intersegment revenues, gross profit and operating profit that occur when Pharmacy Services segment customers, through the Company’s intersegment activities (such as the Maintenance Choice Program), elect to pick-up their maintenance prescriptions at Retail Pharmacy segment stores instead of receiving them through the mail. When this occurs, both the Pharmacy Services and Retail Pharmacy segments now record the revenue, gross profit and operating profit on a standalone basis.

(3)

When Pharmacy Services segment customers elect to pick-up their maintenance prescriptions at Retail Pharmacy segment stores through the Company’s intersegment activities (such as the Maintenance Choice program) instead of receiving them through the mail, both segments record the corresponding revenue, gross profit and operating profit in their respective segment results. As a result, both the Pharmacy Services the

Part I	Item 1

CVS Caremark Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Retail Pharmacy segments include the following results associated with this activity: net revenues of $196.1 million and $450.0 million for the third quarter and nine months ended September 30, 2009, respectively; net revenues of $2.6 million and $3.6 million for the third quarter and nine months ended September 27, 2008, respectively; gross profit of $13.7 million and $29.8 million for the third quarter and nine months ended September 30, 2009, respectively; gross profit of $0.1 million and $0.2 million for the third quarter and nine months ended September 27, 2008, respectively; operating profit of $13.7 million and $29.8 million for the third quarter and nine months ended September 30, 2009, respectively; and operating profit of $0.1 million and $0.2 million for the third quarter and nine months ended September 27, 2008, respectively.

(4)	The results for the third quarter and nine months ended September 27, 2008 and the total assets as of December 31, 2008 have been revised to conform to the current presentation of the Company’s reportable segments.

Note 4 – Goodwill and Other Intangibles

Goodwill and other indefinitely-lived intangible assets are not amortized, but are subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate there may be impairment. During the third quarter of 2009, the Company performed its required annual goodwill impairment test, which concluded there was no impairment of goodwill or trademarks.

The carrying amount of goodwill was $25.6 billion as of September 30, 2009 and $25.5 billion as of December 31, 2008. The carrying amount of indefinitely-lived trademarks was $6.4 billion as of September 30, 2009 and December 31, 2008. Intangible assets with finite useful lives are amortized over their estimated useful life.

The following is a summary of the Company’s intangible assets as of the respective balance sheet dates:

	As of September 30, 2009		As of December 31, 2008
In millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks (indefinitely-lived)	$6,398.0	$—	$6,398.0	$—
Customer relationships and covenants not to compete	4,816.3	(1,509.4)	4,748.8	(1,240.4)
Favorable leases and other	736.9	(237.5)	719.3	(179.5)

	$11,951.2	$(1,746.9)	$11,866.1	$(1,419.9)

The amortization expense related to finite-lived intangible assets for the third quarter and nine months ended September 30, 2009 was $108.0 million and $322.8 million, respectively. The amortization expense related to finite-lived intangible assets for the third quarter and nine months ended September 27, 2008 was $98.2 million and $293.9 million, respectively.

Note 5 – Comprehensive Income

Accumulated other comprehensive loss consists of changes in the net actuarial gains and losses associated with pension and other post retirement benefit plans, unrealized losses on derivatives and adjustment to initially apply ASC 715 Compensation – Retirement Benefits (“ASC 715”), (formerly SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”). The amount included in accumulated

Part I	Item 1

CVS Caremark Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

other comprehensive income related to the Company’s pension and post retirement plans was $216.9 million pre-tax ($132.3 million after-tax) as of September 30, 2009 and December 31, 2008. The unrealized loss on derivatives totaled $16.2 million pre-tax ($10.1 million after-tax) and $16.6 million pre-tax ($10.5 million after-tax) as of September 30, 2009 and December 31, 2008, respectively.

The following are the components of comprehensive income:

	Third Quarter Ended		Nine Months Ended
In millions	September 30, 2009	September 27, 2008	September 30, 2009	September 27, 2008
Net income	$1,021.3	$736.0	$2,646.2	$2,259.3
Net cash flow hedges, net of tax	(2.7)	0.8	(1.0)	2.5

Comprehensive income	$1,018.6	$736.8	$2,645.2	$2,261.8

As of September 30, 2009, the Company did not have any outstanding derivative contracts.

Note 6 – Interest Expense

The following are the components of net interest expense:

	Third Quarter Ended		Nine Months Ended
In millions	September 30, 2009	September 27, 2008	September 30, 2009	September 27, 2008
Interest expense	$123.9	$117.0	$397.0	$372.7
Interest income	(1.1)	(4.3)	(4.2)	(14.4)

Interest expense, net	$122.8	$112.7	$392.8	$358.3

Note 7 – Borrowings

On March 10, 2009, the Company issued $1.0 billion of 6.60% unsecured senior notes due March 15, 2019 (the “March 2009 Notes”). The March 2009 Notes pay interest semi-annually and may be redeemed, in whole or in part, at a defined redemption price plus accrued interest. The net proceeds were used to repay the bridge credit facility, a portion of the Company’s outstanding commercial paper borrowings and for general corporate purposes.

On July 1, 2009, the Company issued a $300 million unsecured floating rate senior note due January 30, 2011 (the “the 2009 Floating Rate Note”). The 2009 Floating Rate Note pays interest quarterly. The net proceeds from the 2009 Floating Rate Note will be used for general corporate purposes.

On September 8, 2009, the Company issued $1.5 billion of 6.125% unsecured senior notes due September 15, 2039 (the “September 2009 Notes”). The September 2009 Notes pay interest semi-annually and may be redeemed, in whole or in part, at a defined redemption price plus accrued interest. The net proceeds were used to repay a portion of the Company’s outstanding commercial paper borrowings, $650 million of unsecured senior notes and for general corporate purposes.

As of September 30, 2009, the Company’s financial instruments included cash and cash equivalents and short-term investments. Due to the short-term nature of these instruments, the Company’s carrying amount approximates fair value. The carrying amount and estimated fair value of long-term debt was $8.3 billion and

Part I	Item 1

CVS Caremark Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

$8.6 billion, respectively, as of September 30, 2009. The carrying amount and estimated fair value of long-term debt was $7.9 billion and $6.9 billion, respectively, as of December 31, 2008. The fair value of long-term debt was estimated based on rates then currently offered to the Company for debt with similar terms and maturities.

Note 8 – Sale-Leaseback Transactions

The Company received proceeds from sale-leaseback transactions totaling $245.1 million and $748.2 million for the third quarter and nine months ended September 30, 2009, respectively. This compares to $127.3 million and $196.9 million for the third quarter and nine months ended September 27, 2008, respectively. Under the transactions, the properties are sold at fair value and the resulting leases qualify, and are accounted for, as operating leases.

Note 9 – Stock-Based Compensation

Compensation expense related to stock options, which includes the 1999 Employee Stock Purchase Plan (“1999 ESPP”) and the 2007 Employee Stock Purchase Plan (“2007 ESPP”) (collectively, the “ESPP”) for the third quarter and nine months ended September 30, 2009 totaled $33.3 million and $92.1 million, respectively, compared to $28.2 million and $76.0 million for the third quarter and nine months ended September 27, 2008, respectively. Compensation expense related to restricted stock awards for the third quarter and nine months ended September 30, 2009, totaled $7.1 million and $20.4 million, respectively, compared to $7.5 million and $21.0 million for the third quarter and nine months ended September 27, 2008. During the third quarter ended September 30, 2009, the Company granted options to purchase 1.5 million shares of common stock with a weighted average fair value of $9.22 and a weighted average exercise price of $34.26 under the Company’s 1997 Incentive Compensation Plan. The Company has options to purchase 68.1 million shares of common stock outstanding as of September 30, 2009 with a weighted average exercise price of $29.01 and a weighted average contractual term of 4.64 years. Compensation expense is recognized on a straight-line basis over the employee’s vesting period or to the employee’s retirement eligible date, if earlier.

Note 10 – Earnings Per Share

Basic earnings per common share is computed by dividing: (i) net income, after deducting the after-tax Employee Stock Ownership Plan (“ESOP”) preference dividends, by (ii) the weighted average number of common shares outstanding during the period (the “Basic Shares”).

Diluted earnings per common share is computed by dividing: (i) net income, after accounting for the difference between the dividends on the ESOP preference stock and common stock and after making adjustments for the incentive compensation plans, by (ii) Basic Shares plus the additional shares that would be issued assuming that all dilutive stock awards are exercised and the ESOP preference stock is converted into common stock. Options to purchase 14.7 million and 36.4 million shares of common stock were outstanding but were not included in the calculation of diluted earnings per share for the third quarter and nine months ended September 30, 2009, respectively, because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase 14.7 million and 9.6 million shares of common stock were outstanding but were not included in the calculation of diluted earnings per share for the third quarter and nine months ended September 27, 2008, respectively.

Part I	Item 1

CVS Caremark Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following is a reconciliation of basic and diluted earnings per common share for the respective periods:

	Third Quarter Ended		Nine Months Ended
In millions, except per share amounts	September 30, 2009	September 27, 2008	September 30, 2009	September 27, 2008
Numerator for earnings per common share calculation:
Income from continuing operations	$1,023.1	$818.8	$2,655.7	$2,390.8
Preference dividends, net of income tax benefit	—	(3.5)	—	(10.6)

Income from continuing operations available to common shareholders, basic	1,023.1	815.3	2,655.7	2,380.2

Loss from discontinued operations, net of tax benefit	(1.8)	(82.8)	(9.5)	(131.5)

Net income available to common shareholders, basic	$1,021.3	$732.5	$2,646.2	$2,248.7

Income from continuing operations	$1,023.1	$818.8	$2,655.7	$2,390.8
Dilutive income adjustments	—	(0.8)	—	(2.7)

Income from continuing operations available to common shareholders, diluted	1,023.1	818.0	2,655.7	2,388.1

Loss from discontinued operations, net of tax benefit	(1.8)	(82.8)	(9.5)	(131.5)

Net income available to common shareholders, diluted	$1,021.3	$735.2	$2,646.2	$2,256.6

Denominator for earnings per common share calculation:
Weighted average common shares, basic	1,429.4	1,435.5	1,445.4	1,432.4
Effect of dilutive securities:
Restricted stock units	4.6	3.9	4.4	4.1
ESOP preference stock	—	17.2	1.8	17.4
Stock options	10.9	13.1	10.0	15.1

Weighted average common shares, diluted	1,444.9	1,469.7	1,461.6	1,469.0

Basic earnings per common share:
Income from continuing operations	$0.72	$0.57	$1.84	$1.66
Loss from discontinued operations	(0.01)	(0.06)	(0.01)	(0.09)

Net income	$0.71	$0.51	$1.83	$1.57

Diluted earnings per common share:
Income from continuing operations	$0.71	$0.56	$1.82	$1.63
Loss from discontinued operations	—	(0.06)	(0.01)	(0.09)

Net income	$0.71	$0.50	$1.81	$1.54

Part I	Item 1

CVS Caremark Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

When computing diluted earnings per common share, the Company assumes that the ESOP preference stock is converted into common stock and all dilutive stock awards are exercised. After the assumed ESOP preference stock conversion, the ESOP trust would hold common stock rather than ESOP preference stock and would receive common stock dividends ($0.25800 annually per share in 2008) rather than ESOP preference stock dividends ($3.90 per share in 2008). Since the ESOP trust uses the dividends it receives to service its debt, the Company would have to increase its contribution to the ESOP trust to compensate it for the lower dividends. This additional contribution would reduce the Company’s net income, which in turn, would reduce the amounts that would have to be accrued under the Company’s incentive compensation plans.

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

Note 11 – Commitments and Contingencies

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

As of September 30, 2009, the Company guaranteed approximately 95 such store leases (excluding the lease guarantees related to Linens ‘n Things, which are discussed in Note 2 to the condensed consolidated financial statements), with the maximum remaining lease term extending through 2018. Management believes the ultimate disposition of any of the remaining guarantees will not have a material adverse impact on the Company’s consolidated financial condition, results of operations or future cash flows.

Beginning in November 2008, the Company received and has been responding to several subpoenas from the Drug Enforcement Administration (“DEA”), Los Angeles Field Division, requesting sales data and other information regarding the Company’s distribution of products containing pseudoephedrine (“PSE”) at certain retail pharmacies and from one California distribution center. In September 2009, the United States Attorney’s Office for the Central District of California (“USAO”) and the DEA commenced discussions with the Company regarding whether, in late 2007 and 2008, the Company distributed PSE in violation of the Controlled Substances Act. Violations of the Controlled Substances Act could result in the imposition of civil and/or criminal penalties against the Company. In addition, the DEA has issued an order to show cause against certain retail pharmacies which could result in administrative action against the Company’s DEA registrations for these facilities. The DEA has informed the Company that it also intends to issue a similar order to show cause relating to the Company’s La Habra, California distribution center. Discussions are underway to resolve these matters, but whether an agreement can be reached and on what terms are uncertain.

Part I	Item 1

CVS Caremark Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In August 2009, the Company was notified by the Federal Trade Commission (the “FTC”) that it is conducting a non-public investigation under the Federal Trade Commission Act into certain of the Company’s business practices. The Company is cooperating in the FTC’s investigation and is voluntarily producing documents and other information on a rolling basis as requested by the FTC. The Company is not able to predict with certainty the timing, outcome or consequence of the investigation. However, it remains confident that its business practices and service offerings (which are designed to reduce healthcare costs and expand consumer choice) are being conducted in compliance with the antitrust laws.

Caremark’s subsidiary Caremark, Inc. (now known as Caremark, L.L.C.) is a defendant in a qui tam lawsuit initially filed by a relator on behalf of various state and federal government agencies in Texas federal court in 1999. The case was unsealed in May 2005. The case seeks monetary damages and alleges that Caremark’s processing of Medicaid and certain other government claims on behalf of its clients (which allegedly resulted in underpayments from our clients to the applicable government agencies) violates applicable federal or state False Claims Acts and fraud statutes. The United States and the States of Texas, Tennessee, Florida, Arkansas, Louisiana and California intervened in the lawsuit, but Tennessee and Florida withdrew from the lawsuit in August 2006 and May 2007, respectively. The parties previously filed cross motions for partial summary judgment, and in August 2008, the court granted several of Caremark’s motions and denied the motions filed by the plaintiffs. The court’s recent rulings are favorable to Caremark and substantially limit the ability of the plaintiffs to assert False Claims Act allegations or statutory or common law theories of recovery based on Caremark’s processing of Medicaid and other government reimbursement requests. The state plaintiffs and the relator filed motions asking the court to reconsider its rulings, and these motions were recently denied. The United States is seeking an appeal of the court’s rulings. In April 2009, the State of Texas filed a purported civil enforcement action against Caremark for injunctive relief, damages and civil penalties in Travis County, Texas alleging that Caremark violated the Texas Medicaid Fraud Prevention Act and other state laws based on our processing of Texas Medicaid claims on behalf of PBM clients. The claims and issues raised in this lawsuit are related to the claims and issues pending in the federal qui tam lawsuit described above.

In December 2007, the Company received a document subpoena from the Office of Inspector General, United States Department of Health and Human Services (“OIG”), requesting information relating to the processing of Medicaid and other government agency claims on an adjudication platform of AdvancePCS (acquired by Caremark in 2004 and now known as CaremarkPCS, L.L.C.). The Company has initiated discussions with the OIG and with the U.S. Department of Justice concerning our government claims processing activities on the two adjudication platforms used by AdvancePCS and one adjudication platform used by PharmaCare. The Company is also cooperating with the requests for information contained in the document subpoena by producing responsive documents on a rolling basis. The Company cannot predict with certainty the timing, outcome or consequence of any review of such information.

In October 2009, the Company received two civil investigative demands from the Office of the Attorney General of the State of Texas requesting information relating to the processing of Medicaid and other government agency claims. The civil investigative demands are substantively identical and state that the Office of the Attorney General of the State of Texas is investigating allegations currently pending under seal relating to two adjudication platforms of AdvancePCS. The Company intends to cooperate with the requests for information contained in these civil investigative demands. The Company cannot predict with certainty the timing, outcome or consequence of any review of such information.

Part I	Item 1

CVS Caremark Corporation

Notes to Condensed Consolidated Financial Statements

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

In August 2006, the Bellevue case and the North Jackson Pharmacy case were transferred to Pennsylvania federal court by the Judicial Panel on Multidistrict Litigation for coordinated and consolidated proceedings with other cases before the panel, including cases against other PBMs. Caremark has appealed a decision which vacated the order compelling arbitration and staying the proceedings in the Bellevue case to the Third Circuit Court of Appeals. The Court of Appeals ruled in favor of Caremark and reversed the decision of the district court. It directed reinstatement of the original decision sending to arbitration the claims against AdvancePCS in Bellevue case. Motions for class certification in the coordinated cases within the multidistrict litigation, including the North Jackson Pharmacy case, remain pending. The consolidated action is now known as the In Re Pharmacy Benefit Managers Antitrust Litigation.

The Company cannot accurately predict the ultimate outcome of the legal matters disclosed above. Management does not believe, however, that the outcome of any of these legal matters will have a material adverse effect on the Company’s operating results or financial condition. In addition to the legal matters disclosed above, the Company is also a party to other litigation arising in the normal course of its business, none of which is expected to be material to the Company.

Part I	Item 1

CVS Caremark Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Notwithstanding the foregoing, the Company can give no assurance that the Company’s operating results and financial condition will not be materially adversely affected, or that the Company will not be required to materially change its business practices, based on: (i) future enactment of new health care or other laws or regulations; (ii) the interpretation or application of existing laws or regulations, as they may relate to the Company’s businesses or the pharmacy services industry; (iii) pending or future federal or state governmental investigations of the Company’s businesses or the pharmacy services industry; (iv) institution of government enforcement actions against the Company; (v) adverse developments in any pending qui tam lawsuit against the Company, whether sealed or unsealed, or in any future qui tam lawsuit that may be filed against the Company; or (vi) adverse developments in pending or future legal proceedings against the Company or affecting the pharmacy services industry.

Note 12 – Other Subsequent Events

On November 4, 2009, the Company’s Board of Directors authorized a new share repurchase program for up to $2.0 billion of the Company’s outstanding common stock. The share repurchase authorization, which was effective immediately and expires at the end of 2011, permits the Company to effect the repurchases from time to time through a combination of open market repurchases, privately negotiated transactions and/or accelerated share repurchase transactions. The share repurchase program may be modified, extended or terminated by the Board of Directors at any time.

Part I	Item 1

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

CVS Caremark Corporation:

We have reviewed the condensed consolidated balance sheets of CVS Caremark Corporation (the Company) as of September 30, 2009 and September 27, 2008, and the related condensed consolidated statements of operations for the three and nine fiscal months then ended, and the condensed consolidated statements of cash flows for the nine fiscal months then ended. These financial statements are the responsibility of the Company’s management. We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the condensed consolidated financial statements, effective December 30, 2007, the Company adopted Accounting Standards Codification (ASC) 715-60, Defined Benefit Plans – Other Postretirement (formerly Emerging Issues Task Force (EITF) Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements and EITF 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements), and effective January 1, 2009, the Company adopted ASC 805, Business Combinations (formerly Statement of Financial Accounting Standards No. 141(R), Business Combinations).

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CVS Caremark Corporation as of December 31, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the fiscal year then ended not presented herein and in our report dated February 26, 2009, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph for the adoption of ASC 740, Accounting for Income Taxes (formerly FASB Interpretations No. 48, Accounting for Uncertainty in Income Taxes), and ASC 715-60. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

November 5, 2009

Boston, Massachusetts

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of Our Business

CVS Caremark Corporation (“we”, “our”, the “Company”) is the largest provider of prescriptions in the United States. We fill or manage more than one billion prescriptions annually. As a fully integrated pharmacy services company, we believe we can drive value for our customers by effectively managing pharmaceutical costs and improving health care outcomes through our pharmacy benefit management, mail order and specialty pharmacy division, Caremark Pharmacy Services®; our more than 7,000 CVS/pharmacy® and Longs Drug® retail stores; our retail-based health clinic subsidiary, MinuteClinic®; and our online pharmacy, CVS.com®.

We strive to improve clinical outcomes to help employers and health plans control their health care costs. In that regard, we offer disease management, health assessment and wellness services to help plan participants manage and protect against potential health risks and avoid future health costs.

Today’s health care delivery system is rapidly changing. Health care is becoming more consumer-centric as the U.S. health care system struggles to manage growing costs and employers are shifting more of the responsibility for managing those costs to employees. In addition, the aging population, increasing incidences of chronic diseases and increasing utilization of the Medicare drug benefit are fueling the demand for prescriptions and pharmacy services. Further, cost-effective generic drugs are becoming more widely available and new drug therapies are being introduced to treat unmet health care needs and reduce hospital stays. Consumers require medication management programs and better information to help them get the most out of their health care dollars. To assist our consumers with these requirements, we have introduced integrated pharmacy healthcare services that provide an earlier, easier, more effective approach to engaging plan participants in behaviors that can help lower costs, improve health, and save lives. Examples include: Maintenance Choice™ (a flexible fulfillment option that affords eligible plan participants the convenient choice of picking up their 90-day supply of maintenance medications at any CVS/pharmacy store or obtaining them through mail order in either case at the cost of mail, which is typically lower, for both the plan participant and payor); enhanced medication adherence programs; Bridge Supply; and a new ExtraCare® Health Card program. As a fully integrated pharmacy services company, we believe we are well positioned to provide solutions to address these trends and improve the pharmacy services experience for consumers.

During the third quarter of 2009, we made changes to our reportable segments to reflect changes that were made to the way our management evaluates the performance of operations, develops strategy and allocates resources. This change involves the reclassification of certain administrative expenses previously recorded within the Pharmacy Services and Retail Pharmacy segments to a new Corporate segment. The Corporate segment consists of costs primarily associated with executive management, corporate relations, legal, compliance, human resources, corporate information technology and finance. This change had no impact on our consolidated results of operations. As a result of this change, our business now includes three segments: Pharmacy Services, Retail Pharmacy and Corporate. Our historical segment disclosures have been revised to conform to the current presentation.

During the third quarter of 2009, we also made a change to our Pharmacy Services segment as it relates to our intersegment activities (such as the Maintenance Choice program). This change impacts the gross profit and operating profit lines within the Pharmacy Services segment. Under the Maintenance Choice program, Pharmacy Services customers can elect to pick-up their maintenance prescriptions at Retail Pharmacy segment stores instead of receiving them through the mail. When this occurs, both the Pharmacy Services and Retail Pharmacy segments now record the revenue, gross profit and operating profit on a standalone basis and corresponding intersegment eliminations are made. This change is reflected in the Pharmacy Services segment results in the third quarter of 2009 and in the nine months ended September 30, 2009. This change had no impact on our consolidated results of operations.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Fiscal Year Change

On December 23, 2008, the Board of Directors of the Company approved a change in the our fiscal year end from the Saturday nearest December 31 of each year to December 31 of each year to better reflect our position in the health care, rather than the retail, industry. The fiscal year change was effective beginning with the fourth quarter of fiscal 2008. The third quarter of 2009 and 2008 include 92 days and 91 days, respectively, and the nine months ended September 30, 2009 and September 27, 2008 both include 273 days.

Results of Operations

The following discussion explains the material changes in our results of operations for the third quarters and nine months ended September 30, 2009 and September 27, 2008 and the significant developments affecting our financial condition since December 31, 2008. We strongly recommend that you read our audited consolidated financial statements and footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Exhibit 13 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “2008 Form 10-K”) along with this report.

Third Quarter and Nine Months Ended September 30, 2009 and September 27, 2008

Summary of the Condensed Consolidated Financial Results:

	Third Quarter Ended		Nine Months Ended
In millions, except per share amounts	September 30, 2009	September 27, 2008	September 30, 2009	September 27, 2008
Net revenues	$24,641.9	$20,863.4	$72,906.9	$63,329.7
Gross profit	5,011.7	4,400.6	14,811.9	13,066.8
Operating expenses	3,445.8	2,934.4	10,269.0	8,752.4

Operating profit	1,565.9	1,466.2	4,542.9	4,314.4
Interest expense, net	122.8	112.7	392.8	358.3

Income from continuing operations before income tax provision	1,443.1	1,353.5	4,150.1	3,956.1
Income tax provision	420.0	534.7	1,494.4	1,565.3

Income from continuing operations	1,023.1	818.8	2,655.7	2,390.8
Loss from discontinued operations, net of income tax benefit	(1.8)	(82.8)	(9.5)	(131.5)

Net income	$1,021.3	$736.0	$2,646.2	$2,259.3

Diluted earnings per common share:
Income from continuing operations	$0.71	$0.56	$1.82	$1.63
Loss from discontinued operations	—	(0.06)	(0.01)	(0.09)

Diluted net earnings per common share	$0.71	$0.50	$1.81	$1.54

Net revenues increased $3.8 billion and $9.6 billion during the third quarter and nine months ended September 30, 2009, respectively. As you review our performance in this area, we believe you should consider the following important information:

•

Effective October 20, 2008, we acquired Longs Drug Stores Corporation, which included 529 retail drug stores (the “Longs Drug Stores”), RxAmerica, LLC (“RxAmerica”), which provides pharmacy benefit management services and Medicare Part D benefits, and other related assets (collectively, the

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Longs Acquisition”). During the third quarter and nine months ended September 30, 2009, the Longs Acquisition, net of intersegment eliminations, accounted for approximately $1.9 billion and $5.1 billion, respectively, of net revenue.

•	During the third quarter of 2009, one additional day in the reporting period increased net revenues by approximately $303.2 million, compared to the third quarter of 2008.

Please see the Segment Analysis later in this document for additional information about our net revenues.

Gross profit increased $611.1 million and $1.7 billion during the third quarter and nine months ended September 30, 2009, respectively. As you review our performance in this area, we believe you should consider the following important information:

•	During the third quarter and nine months ended September 30, 2009, our gross profit dollars increased as a result of the Longs Acquisition.

•	During the third quarter of 2009, one additional day in the reporting period increased gross profit by approximately $61.3 million, compared to the third quarter of 2008.

•

During the third quarter and nine months ended September 30, 2009, our gross profit rate was impacted by a higher mix of promotional sales and lower third party reimbursement rates within our Retail Pharmacy segment.

•

Our gross profit continued to benefit from the increased utilization of generic drugs (which normally yield a higher gross profit rate than equivalent brand name drugs) in both the Pharmacy Services and Retail Pharmacy segments.

Please see the Segment Analysis later in this document for additional information about our gross profit.

Operating expenses increased $511.4 million and $1.5 billion during the third quarter and the nine months ended September 30, 2009, respectively. As you review our performance in this area, we believe you should consider the following important information:

•

During the third quarter and the nine months ended September 30, 2009, operating expenses increased as a result of the Longs Acquisition, including incremental costs associated with the integration of the Longs Drug Stores and RxAmerica.

•	During the third quarter of 2009, one additional day in the reporting period increased operating expenses by approximately $35.7 million, compared to the third quarter of 2008.

Please see the Segment Analysis later in this document for additional information about our operating expenses.

Interest expense, net consisted of the following:

	Third Quarter Ended		Nine Months Ended
In millions	September 30, 2009	September 27, 2008	September 30, 2009	September 27, 2008
Interest expense	$123.9	$117.0	$397.0	$372.7
Interest income	(1.1)	(4.3)	(4.2)	(14.4)

Interest expense, net	$122.8	$112.7	$392.8	$358.3

Net interest expense increased $10.1 million and $34.5 million during the third quarter and the nine months ended September 30, 2009, respectively. This was primarily the result of an increase in our average debt balance due to increased borrowings. See “net cash provided by financing activities” under “Liquidity and Capital Resources” later in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income tax provision – Our effective income tax rate was 29.1% and 36.0% for the third quarter and nine months ended September 30, 2009, respectively, compared to 39.5% and 39.6% for the comparable 2008 periods. The decrease in the effective income tax rate during the third quarter of 2009 was due to the recognition of approximately $155.7 million, or $0.11 per diluted share, of previously unrecognized tax benefits (including accrued interest) relating to the expiration of various statutes of limitation and settlements with tax authorities. Excluding the impact of the recognition of previously unrecognized tax benefits for the third quarter and nine months ended September 30, 2009, respectively, the effective income tax rate for the third quarter and nine months ended September 30, 2009 would have been approximately 39.8%.

Income from continuing operations for the third quarter ended September 30, 2009 increased $204.3 million, or 25.0%, to $1.0 billion (or $0.71 per diluted share), compared to $818.8 million (or $0.56 per diluted share), in the comparable 2008 period. Income from continuing operations for the nine months ended September 30, 2009 increased $264.9 million, or 11.1%, to $2.7 billion (or $1.82 per diluted share), compared to $2.4 billion (or $1.63 per diluted share) in the comparable 2008 period. Income from continuing operations for both the third quarter and nine months ended September 30, 2009 benefited from the $155.7 million income tax benefit described above.

Loss from discontinued operations – In connection with certain business dispositions completed between 1991 and 1997, the Company retained guarantees on store lease obligations for a number of former subsidiaries, including Linens ‘n Things. The Company’s loss from discontinued operations for the third quarter and nine months ended September 30, 2009 included $1.8 million ($2.9 million, net of a $1.1million income tax benefit) and $9.5 million ($15.5 million, net of a $6.0 million income tax benefit) of lease-related costs, respectively. The loss from discontinued operations for the third quarter and nine months ended September 27, 2008 included $82.8 million ($134.8 million, net of a $52.0 million income tax benefit) and $131.5 million ($213.6 million, net of an $82.1 million income tax benefit) of lease-related costs. See Note 11 to the condensed consolidated financial statements for additional information about our lease guarantees.

Net income for the third quarter ended September 30, 2009 increased $285.3 million or 38.8% to $1.0 billion (or $0.71 per diluted share), compared to $736.0 million (or $0.50 per diluted share) in the comparable 2008 period. Net income for the nine months ended September 30, 2009 increased $386.9 million or 17.1% to $2.6 billion (or $1.81 per diluted share), compared to $2.3 billion (or $1.54 per diluted share) in the comparable 2008 period. Net income for both the third quarter and nine months ended September 30, 2009 benefited from the $155.7 million income tax benefit described above.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Segment Analysis

We evaluate the performance of our Pharmacy Services and Retail Pharmacy segments based on net revenues, gross profit and operating profit before the effect of certain intersegment activities and charges. The Company evaluates the performance of our Corporate segment based on operating expenses before the effect of discontinued operations and certain intersegment activities and charges. The following is a reconciliation of the Company’s business segments to the condensed consolidated financial statements:

In millions	Pharmacy Services Segment(1)(3)	Retail Pharmacy Segment(3)	Corporate Segment	Intersegment Eliminations(2)(3)	Consolidated Totals
Third Quarter Ended
September 30, 2009:
Net revenues	$13,030.3	$13,605.4	$—	$(1,993.8)	$24,641.9
Gross profit	1,031.1	3,994.3	—	(13.7)	5,011.7
Operating profit (loss)	799.2	909.8	(129.4)	(13.7)	1,565.9
September 27, 2008(4):
Net revenues	$10,563.4	$11,542.0	$—	$(1,242.0)	$20,863.4
Gross profit	892.6	3,508.1	—	(0.1)	4,400.6
Operating profit (loss)	705.6	865.8	(105.1)	(0.1)	1,466.2
Nine Months Ended
September 30, 2009:
Net revenues	$37,573.0	$40,899.5	$—	$(5,565.6)	$72,906.9
Gross profit	2,760.1	12,081.6	—	(29.8)	14,811.9
Operating profit (loss)	2,033.0	2,938.1	(398.4)	(29.8)	4,542.9
September 27, 2008(4):
Net revenues	$31,984.9	$35,158.4	$—	$(3,813.6)	$63,329.7
Gross profit	2,530.6	10,536.4	—	(0.2)	13,066.8
Operating profit (loss)	1,946.0	2,701.1	(332.5)	(0.2)	4,314.4

(1)	Net revenues of the Pharmacy Services segment include approximately $1.7 billion and $1.5 billion of Retail co-payments for the third quarters ended September 30, 2009 and September 27, 2008, respectively. Net revenues of the Pharmacy Services segment include approximately $5.2 billion and $4.7 billion of Retail co-payments for the nine months ended September 30, 2009 and September 27, 2008, respectively.

(2)	Intersegment eliminations relate to two types of transactions: (i) Intersegment revenues that occur when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue on a standalone basis and (ii) Intersegment revenues, gross profit and operating profit that occur when Pharmacy Services segment customers, through the Company’s intersegment activities (such as the Maintenance Choice Program), elect to pick-up their maintenance prescriptions at Retail Pharmacy segment stores instead of receiving them through the mail. When this occurs, both the Pharmacy Services and Retail Pharmacy segments will record the revenue, gross profit and operating profit on a standalone basis.

(3)

When Pharmacy Services segment customers elect to pick-up their maintenance prescriptions at Retail Pharmacy segment stores through the Company’s intersegment activities (such as the Maintenance Choice program) instead of receiving them through the mail, both segments record the corresponding revenue, gross profit and operating profit in their respective segment results. As a result, both the Pharmacy Services and the Retail Pharmacy segments include the following results associated with this activity: net revenues of $196.1 million and $450.0 million for the third quarter and nine months ended September 30, 2009, respectively; net revenues of $2.6 million and $3.6 million for the third quarter and nine months ended September 27, 2008,

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

respectively; gross profit of $13.7 million and $29.8 million for the third quarter and nine months ended September 30, 2009, respectively; gross profit of $0.1 million and $0.2 million for the third quarter and nine months ended September 27, 2008, respectively; operating profit of $13.7 million and $29.8 million for the third quarter and nine months ended September 30, 2009, respectively; and operating profit of $0.1 million and $0.2 million for the third quarter and nine months ended September 27, 2008, respectively.

(4)	The results for the third quarter and nine months ended September 27, 2008 have been revised to conform to the current presentation of our reportable segments.

Pharmacy Services Segment

The following table summarizes our Pharmacy Services segment’s performance for the respective periods:

	Third Quarter Ended		Nine Months Ended
In millions	September 30, 2009	September 27, 2008(1)(2)	September 30, 2009	September 27, 2008(1)(2)
Net revenues	$13,030.3	$10,563.4	$37,573.0	$31,984.9
Gross profit	1,031.1	892.6	2,760.1	2,530.6
Gross profit % of net revenues	7.9%	8.4%	7.3%	7.9%
Operating expenses	231.9	187.0	727.1	584.6
Operating expense % of net revenues	1.8%	1.8%	1.9%	1.8%
Operating profit	799.2	705.6	2,033.0	1,946.0
Operating profit % of net revenues	6.1%	6.7%	5.4%	6.1%
Net revenues(3):
Mail choice(4)	$4,156.5	$3,619.9	$12,438.1	$10,888.7
Pharmacy network(5)	8,782.2	6,846.2	24,871.4	20,812.0
Other	91.6	97.3	263.5	284.2
Pharmacy claims processed(3):
Total	162.9	149.1	490.4	457.1
Mail choice(4)	16.4	14.7	49.3	44.9
Pharmacy network(5)	146.5	134.4	441.1	412.2
Generic dispensing rate(3):
Total	68.3%	65.1%	67.9%	64.6%
Mail choice(4)	56.6%	55.2%	56.1%	54.1%
Pharmacy network(5)	69.5%	66.1%	69.1%	65.6%
Mail choice penetration rate(6)	23.8%	23.3%	23.8%	23.3%

(1)	The third quarter and nine months ended September 27, 2008 have been revised to conform to the current presentation of our Pharmacy Services segment as discussed in the Overview of Our Business section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(2)	The results for the third quarter and nine months ended September 27, 2008 have been revised to conform to the current presentation of the Pharmacy Services segment.

(3)	Pharmacy network net revenues, claims processed and generic dispensing rates do not include Maintenance Choice, which are included within the mail choice category.

(4)	Mail choice is defined as claims filled at a Pharmacy Services mail facility, which includes specialty mail claims, as well as 90-day claims filled at retail under the Maintenance Choice™ program.

(5)	Pharmacy network is defined as claims filled at retail pharmacies, including CVS/pharmacy stores.

(6)	Excluding the impact of RxAmerica, the mail choice penetration rate would have been 26.2% for the third quarter of 2009 and for the nine months ended September 30, 2009.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net revenues – Net revenues increased $2.5 billion, or 23.4%, to $13.0 billion, and $5.6 billion, or 17.5%, to $37.6 billion in the third quarter and nine months ended September 30, 2009, respectively, compared to $10.6 billion and $32.0 billion in the third quarter and nine months ended September 27, 2008, respectively.

As you review our Pharmacy Services segment’s revenue performance, we believe you should consider the following important information:

•

The Pharmacy Services segment recognizes revenues for its national retail pharmacy network transactions based on individual contract terms. In accordance with ASC 605, Revenue Recognition (formerly Emerging Issues Task Force (“EITF”) EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”), Caremark’s contracts are predominantly accounted for using the gross method. Prior to April 2009, RxAmerica’s contracts were accounted for using the net method. Effective April 1, 2009, we converted a number of the RxAmerica retail pharmacy network contracts to the Caremark contract structure, which resulted in those contracts being accounted for using the gross method, which increased net revenues during the third quarter and nine months ended September 30, 2009.

•

During the third quarter and nine months ended September 30, 2009, the inclusion of RxAmerica’s results increased net revenues by approximately $1.0 billion and $2.3 billion, respectively, compared to the third quarter and nine months ended September 27, 2008, respectively. These increases include the conversion of RxAmerica’s retail pharmacy network contracts to the Caremark contract structure discussed above.

•	During the third quarter of 2009, one additional day in the reporting period increased net revenues by approximately $136.5 million, compared to the third quarter of 2008.

•

Our mail choice claims processed increased 11.4% and 9.6% to 16.4 million and 49.3 million claims in the third quarter and nine months ended September 30, 2009, respectively, compared to 14.7 million and 44.9 million claims in the third quarter and nine months ended September 27, 2008, respectively. This increase was primarily due to net new client starts.

•

During the third quarter and nine months ended September 30, 2009, our average revenue per mail choice claim increased by 3.1% and 4.2%, respectively, compared to the third quarter and nine months ended September 27, 2008. Specialty mail service claims, which have significantly higher average net revenues per claim, were the primary driver of the increase. Average revenue per specialty mail choice claim increased primarily due to drug cost inflation and claims mix. These increases were offset, in part, by an increase in the percentage of generic drugs dispensed and changes in client pricing.

•

Our mail choice generic dispensing rate increased to 56.6% and 56.1% in the third quarter and nine months ended September 30, 2009, respectively, compared to 55.2% and 54.1% in the third quarter and nine months ended September 27, 2008, respectively. This increase was primarily due to new generic drug introductions and our continued efforts to encourage plan participants to use generic drugs when they are available.

•

Our pharmacy network claims processed increased 9.0% and 7.0% to 146.5 million and 441.1 million in the third quarter and nine months ended September 30, 2009, respectively, compared to 134.4 million and 412.2 million in the third quarter and nine months ended September 27, 2008, respectively. This increase was primarily due to the addition of RxAmerica claims and new client starts. This was offset by the reduction in claims due to the termination of two large health plan clients effective January 1, 2009.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

•

During the third quarter and nine months ended September 30, 2009, our average revenue per pharmacy network claim processed increased 17.7% and 11.7%, respectively, compared to the third quarter and nine months ended September 27, 2008. Our average revenue per pharmacy network claim processed is affected by (i) higher drug costs, which normally result in higher claim revenues, (ii) customer pricing, (iii) changes in the percentage of generic drugs dispensed and (iv) claims mix. In addition, our average revenue per pharmacy network claim was impacted by (i) the inclusion of RxAmerica results, whose retail pharmacy network contracts were accounted for using the net revenue recognition method prior to April 1, 2009, as discussed above, and (ii) a change in the revenue recognition method from net to gross for a large health plan on March 1, 2009 as a result of a revised contract.

•

Our pharmacy network generic dispensing rate increased to 69.5% and 69.1% in the third quarter and nine months ended September 30, 2009, respectively, compared to 66.1% and 65.6% in the third quarter and nine months ended September 27, 2008, respectively. This increase was primarily due to the impact of new generic drug introductions, our continued efforts to encourage plan participants to use generic drugs when they are available and the impact of RxAmerica claims. RxAmerica pharmacy network claims increased our generic dispensing rate by approximately 130 and 120 basis points during the third quarter and nine months ended September 30, 2009 compared to the third quarter and nine months ended September 27, 2008.

Gross profit includes net revenues less cost of revenues: Cost of revenues includes (i) the cost of pharmaceuticals dispensed, either directly through our mail service and specialty retail pharmacies or indirectly through our national retail pharmacy network, (ii) shipping and handling costs and (iii) the operating costs of our mail service pharmacies, customer service operations and related information technology support. Gross profit increased $138.5 million, or 15.5%, to $1.0 billion, and $229.5 million, or 9.1%, to $2.8 billion in the third quarter and nine months ended September 30, 2009, respectively, compared to $892.6 million and $2.5 billion in the third quarter and nine months ended September 27, 2008, respectively. Gross profit as a percentage of revenues was 7.9% and 7.3% in the third quarter and nine months ended September 30, 2009, respectively, compared to 8.4% and 7.9% in the third quarter and nine months ended September 27, 2008, respectively.

As you review our Pharmacy Services segment’s performance in this area, we believe you should consider the following important information:

•

Our gross profit as a percentage of revenues benefited from the increase in our total generic dispensing rate, which increased to 68.3% and 67.9% in the third quarter and nine months ended September 30, 2009, respectively, compared to 65.1% and 64.6% in the third quarter and nine months ended September 27, 2008, respectively. RxAmerica claims increased our total generic dispensing rate by approximately 130 and 120 basis points during the third quarter and nine months ended September 30, 2009, respectively, compared to the third quarter and nine months ended September 27, 2008.

•

Our gross profit dollars and gross profit rates continued to be impacted by our efforts to (i) retain existing customers, (ii) obtain new business and (iii) maintain or improve the purchase discounts we received from manufacturers, wholesalers and retail pharmacies. During the 2008 selling season, the Company renewed a number of existing clients and obtained new clients at lower rates, which resulted in gross profit compression in the third quarter and nine months ended September 30, 2009.

•	Our gross profit as a percentage of revenues was negatively impacted by the inclusion of RxAmerica results in the third quarter and nine months ended September 30, 2009.

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

•

In conjunction with a recently approved class action settlement with two entities that publish the average wholesale price (“AWP”) of pharmaceuticals, the methodology used to calculate the AWP, a pricing reference widely used in the pharmacy industry, reduced the AWP for many brand-name and some generic prescription drugs effective September 26, 2009. We have reached understandings with most of our specialty-third-party payors where we participate as pharmacy providers to adjust reimbursements to account for this change in methodology, but most state Medicaid programs that utilize AWP as a pricing reference have not taken action to make similar adjustments. As a result, we expect reduced Medicaid reimbursement levels in fiscal 2010 for certain specialty products.

Operating expenses, which include selling, general and administrative expenses (including integration and other merger-related expenses), depreciation and amortization related to selling, general and administrative activities and retail specialty pharmacy store and administrative payroll, employee benefits and occupancy costs increased $44.9 million to $231.9 million, or 1.8% of net revenues, and $142.5 million to $727.1 million, or 1.9% of net revenues, in the third quarter and nine months ended September 30, 2009, respectively, compared to $187.0 million, or 1.8% of net revenues, and $584.6 million, or 1.8% of net revenues, in the third quarter and nine months ended September 27, 2008, respectively.

As you review our Pharmacy Services segment’s performance in this area, we believe you should consider the following important information:

•

The dissolution of our joint venture with Universal American Corporation (“UAC”) at the end of fiscal 2008, the income from which was historically an offset to operating expenses, and the inclusion of RxAmerica’s operating expenses increased our operating expenses in the third quarter of 2009, compared to the third quarter of 2008.

•

The increase in operating expenses in the nine months ended September 30, 2009 is primarily related to (i) litigation reserves, (ii) the dissolution of our joint venture with UAC at the end of fiscal 2008 and (iii) the inclusion of RxAmerica’s operating expenses in the nine months ended September 30, 2009.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Retail Pharmacy Segment

The following table summarizes our Retail Pharmacy segment’s performance for the respective periods:

	Third Quarter Ended		Nine Months Ended
In millions	September 30, 2009	September 27, 2008(1)	September 30, 2009	September 27, 2008(1)
Net revenues	$13,605.4	$11,542.0	$40,899.5	$35,158.4
Gross profit	3,994.3	3,508.1	12,081.6	10,536.4
Gross profit % of net revenues	29.4%	30.4%	29.5%	30.0%
Operating expenses	3,084.5	2,642.3	9,143.5	7,835.3
Operating expense % of net revenues	22.7%	22.9%	22.4%	22.3%
Operating profit	909.8	865.8	2,938.1	2,701.1
Operating profit % of net revenues	6.7%	7.5%	7.2%	7.7%
Net revenue increase:
Total	17.9%	5.3%	16.3%	5.1%
Pharmacy	18.0%	5.1%	15.8%	5.0%
Front store	17.6%	5.7%	17.4%	5.5%
Same store sales increase(2):
Total	5.7%	3.7%	5.0%	3.6%
Pharmacy	8.0%	3.8%	6.7%	3.8%
Front store	0.8%	3.3%	1.5%	3.1%
Generic dispensing rate	70.1%	68.0%	69.6%	67.2%
Pharmacy % of total revenues	68.4%	68.3%	67.8%	68.1%
Third party % of pharmacy revenue	96.7%	95.9%	96.8%	95.9%
Retail prescriptions filled	151.8	132.3	457.5	406.4

(1)	The third quarter and nine months ended September 27, 2008 have been revised to conform to the current presentation of our Retail Pharmacy segment as discussed in the Overview of Our Business section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(2)	Same store sales increase excludes the Longs Drug Stores, which were acquired effective October 20, 2008. These stores will be included in same store sales beginning in November 2009.

Net revenues – As you review our Retail Pharmacy segment’s performance in this area, we believe you should consider the following important information:

•	Net revenues increased $2.1 billion and $5.7 billion during the third quarter and nine months ended September 30, 2009, respectively, as a result of the inclusion of the Longs Drug Stores results.

•

As of September 30, 2009, we operated 7,008 retail stores (481 Longs Drug Stores) compared to 6,347 retail stores on September 27, 2008. Total net revenues from new stores accounted for approximately 160 basis points of our total net revenue percentage increase for both the third quarter and nine months ended September 30, 2009 and September 27, 2008, respectively.

•

Front store revenues were negatively impacted in both periods by higher sales of promotional-related items as a result of the weakening economy, which were offset by product cost increases associated with the federal cigarette excise tax increase.

•	Pharmacy same store sales were positively impacted by the growth of our Maintenance Choice program.

Part I	Item 2

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

Gross profit includes net revenues less the cost of merchandise sold during the reporting period and the related purchasing costs, warehousing costs, delivery costs and actual and estimated inventory losses. Retail pharmacy gross profit as a percentage of net revenues was 29.4% for the third quarter ended September 30, 2009 and 30.4% for the third quarter ended September 27, 2008, respectively. Retail Pharmacy gross profit for the nine months ended September 30, 2009 was 29.5% of net revenues, compared to 30.0% of net revenues in the comparable 2008 period.

As you review our Retail Pharmacy Segment’s performance in this area, we believe you should consider the following important information:

•	During the third quarter and the nine months ended September 30, 2009, our gross profit dollars increased as a result of the Longs Drug stores.

•

During the third quarter and the nine months ended September 30, 2009, our front store gross profit rate was negatively impacted by unfavorable product mix and the increase in consumer demand for promotional items.

•

During the third quarter and the nine months ended September 30, 2009, our pharmacy gross profit rate was negatively impacted by a reduction in third party reimbursement rates that were not fully offset by the increase in our generic dispensing rate.

•

Sales to customers covered by third party insurance programs are a significant component of our retail pharmacy business. On average, our gross profit on third party pharmacy revenues is lower than our gross profit on cash pharmacy revenues. Third party revenues were 96.7% and 96.8% of total pharmacy revenues during the third quarter and nine months ended September 30, 2009, respectively, compared to 95.9% of total pharmacy revenues, during the comparable 2008 periods. We expect this trend to continue.

•

The Federal Government’s Medicare Part D benefit is increasing prescription utilization. However, it is also decreasing our pharmacy gross profit rates as our higher gross profit business (e.g., cash customers) continues to migrate to Part D.

•

The Deficit Reduction Act of 2005 (the “DRA”) seeks to reduce federal spending by altering the Medicaid reimbursement formula for multi-source (i.e., generic) drugs. These changes were expected to result in reduced Medicaid reimbursement rates for retail pharmacies. During 2007, CMS issued a final rule implementing provisions under the DRA regarding prescription drugs under the Medicaid

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

program. Among other things, the rule defines “Average Manufacturer Price” (“AMP”) and “best price,” and specifies the items that must be included and excluded in the calculation of each (the “AMP Rule”). In October 2008, approximately ten months after the U.S. District Court for the District of Columbia preliminarily enjoined CMS from implementing relevant portions of the AMP Rule, CMS issued a rule, subject to comment, which modified the definition of multiple source drugs, a component of the AMP calculation. The proposed rule seeks to address one of the legal challenges on which the injunction was issued. However, opponents of this new rule have asserted that the revised definition continues to be inconsistent with the DRA. Congress, both the U.S. Senate and House of Representatives, will likely include a provision in any health care reform legislation to correct the definitional issues with the AMP. As a result of the above, we cannot predict the extent or timing of implementation of the AMP Rule, its effect on Medicaid reimbursement or its impact on the Company.

•

In conjunction with the previously discussed class action settlement involving a new methodology used to calculate the AWP, the AWP for many brand-name and some generic prescription drugs was reduced effective September 26, 2009. We have reached understandings with most of our third-party payors related to our Retail Pharmacy segment to adjust reimbursements to account for this change in methodology, but most state Medicaid programs that utilize AWP as a pricing reference have not taken action to make similar adjustments. As a result, we expect reduced Medicaid reimbursement levels in fiscal 2010.

•

Our pharmacy gross profit rates have been adversely affected by the efforts of managed care organizations, pharmacy benefit managers, governmental and other third party payors to reduce their prescription drug costs. In the event this trend continues, we may not be able to sustain our current rate of revenue growth and gross profit dollars could be adversely impacted.

•

Front store revenues as a percentage of total revenues for the third quarter and nine months ended September 30, 2009 were 31.6% and 32.2%, respectively, compared to 31.7% and 31.9% in the comparable 2008 periods, respectively. On average, our gross profit on front store revenues is higher than our average gross profit on pharmacy revenues. Pharmacy revenues as a percentage of total revenues for the third quarter and nine months ended September 30, 2009 were 68.4% and 67.8%, respectively, compared to 68.3% and 68.1% in the comparable 2008 periods, respectively.

Operating expenses, which include store payroll, store employee benefits, occupancy costs, selling expenses, advertising expenses, depreciation and amortization expense and certain administrative expenses decreased to 22.7% of net revenues during the third quarter of 2009, compared to 22.9% of net revenues for the third quarter of 2008. Operating expenses for the nine months ended September 30, 2009 increased to 22.4%, compared to 22.3% of net revenues for the nine months ended September 27, 2008.

•

During the third quarter and nine months ended September 30, 2009, total operating expenses increased as a result of the Longs Acquisition, including incremental costs associated with the integration of the Longs Drug Stores.

•

Operating expenses as a percentage of net revenues decreased during the third quarter of 2009 as a result of lower overall depreciation expense associated with the assets acquired as part of the Longs Drug Stores, which was offset by higher integration costs.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Corporate Segment

The following table summarizes our Corporate segment’s performance for the respective periods:

	Third Quarter Ended		Nine Months Ended
In millions	September 30, 2009	September 27, 2008	September 30, 2009	September 27, 2008
Operating expenses	$129.4	$105.1	$398.4	$332.5

Operating expenses, which include executive management, corporate relations, legal, compliance, human resources, corporate information technology and finance related costs, increased 23.1% to $129.4 million during the third quarter of 2009, compared to $105.1 million for the third quarter of 2008. Operating expenses increased 19.8% to $398.4 million for the nine months ended September 30, 2009, compared to $332.5 million for the nine months ended September 27, 2008. The increase in operating expenses in both the third quarter and nine months ended September 30, 2009 were primarily related to the continued growth of the Company and the Longs Acquisition which resulted in higher legal fees, depreciation and compensation and benefit costs.

Liquidity and Capital Resources

We anticipate that cash flows from operations, supplemented by short-term commercial paper and long-term borrowings, will continue to fund the future growth of our business.

Net cash provided by operating activities was $2.2 billion during the nine months ended September 30, 2009, which was essentially flat compared to the nine months ended September 27, 2008. Net cash provided by operating activities during the nine months ended September 30, 2009 was primarily impacted by an increase in taxes paid as compared to the nine months ended September 27, 2008. This was offset by increased net income.

Net cash used in investing activities decreased to $1.0 billion during the nine months ended September 30, 2009, compared to $1.3 billion during the nine months ended September 27, 2008. Gross capital expenditures totaled $1.8 billion during the nine months ended September 30, 2009, compared to $1.5 billion in the comparable period of 2008. The majority of the cash used for capital expenditures in both reporting periods supported the Retail Pharmacy segment’s real estate development program as well as the integration of the Longs Acquisition.

We continue to finance a portion of our new store development program through sale-leaseback transactions. Proceeds from sale-leaseback transactions totaled $245.1 million and $748.2 million in the third quarter and nine months ended September 30, 2009, respectively. This compares to $127.3 million and $196.9 million in the third quarter and nine months ended September 27, 2008, respectively. Under the transactions, the properties are sold at fair value and the resulting leases qualify and are accounted for as operating leases.

During the nine months ended September 30, 2009, we opened 155 new retail pharmacy stores, and closed 70 retail pharmacy stores, 8 specialty pharmacy stores and 1 mail order pharmacy. In addition, the Company relocated 101 retail pharmacy stores and 2 specialty pharmacy stores. For the remainder of 2009, we plan to open approximately 50 new or relocated retail pharmacy stores.

Net cash used in financing activities was $1.4 billion during the nine months ended September 30, 2009, compared to net cash used by financing activities of $679.5 million during the nine months ended September 27, 2008. Net cash used in financing activities during 2009 was primarily due to approximately $1.5 billion of share

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

repurchases associated with the share repurchase program, the net reduction of approximately $1.4 billion of our outstanding commercial paper borrowings, the repayment of $0.5 billion of borrowings outstanding under our bridge credit facility used to finance the Longs Acquisition, the repayment of $0.7 billion of other long-term debt, and the payment of $0.3 billion of dividends on our common stock. This was offset by the issuance of approximately $2.8 billion of long-term debt and proceeds from the exercise of stock options of $0.2 billion.

In January 2009, our Board of Directors authorized a 10.5% increase in our quarterly common stock dividend to $0.07625 per share on the Company’s common stock. This increase equates to an annual dividend rate of $0.305 per share.

On July 1, 2009, we resumed the share repurchase program authorized by our Board of Directors in May 2008. During the third quarter of 2009, the Company repurchased 45.2 million shares of common stock for $1.5 billion. The shares were placed into the Company’s treasury upon delivery. We intend to complete this share repurchase program during the fourth quarter of 2009.

On November 4, 2009, our Board of Directors authorized a new share repurchase program for up to $2.0 billion of the Company’s outstanding common stock. The share repurchase authorization, which was effective immediately and expires at the end of 2011, permits the Company to effect the repurchases from time to time through a combination of open market repurchases, privately negotiated transactions and/or accelerated share repurchase transactions. The share repurchase program may be modified, extended or terminated by the Board of Directors at any time.

We had $1.1 billion of commercial paper outstanding at a weighted average interest rate of 0.7% as of September 30, 2009. In connection with our commercial paper program, we maintain a $675 million, five-year unsecured back-up credit facility, which expires on June 2, 2010, a $1.4 billion, five-year unsecured back-up credit facility, which expires on May 12, 2011 and a $1.3 billion, five-year unsecured back-up credit facility, which expires on March 12, 2012. These committed credit facilities allow for borrowings at various rates that are dependent in part on our public debt rating. As of September 30, 2009, we had no outstanding borrowings against the credit facilities.

On March 10, 2009, we issued $1.0 billion of 6.6% unsecured senior notes due March 15, 2019 (the “March 2009 Notes”). The March 2009 Notes pay interest semi-annually and may be redeemed, in whole or in part, at a defined redemption price plus accrued interest. The net proceeds from the March 2009 Notes were used to repay the bridge credit facility, a portion of our outstanding commercial paper borrowings and for general corporate purposes.

On July 1, 2009, we issued a $300 million unsecured floating rate senior note due January 30, 2011 (the “2009 Floating Rate Note”). The 2009 Floating Rate Note pays interest quarterly. The net proceeds from the 2009 Floating Rate Note will be used for general corporate purposes.

On September 8, 2009, we issued $1.5 billion of 6.125% unsecured senior notes due September 15, 2039 (the “September 2009 Notes”). The September 2009 Notes pay interest semi-annually and may be redeemed, in whole or in part, at a defined redemption price plus accrued interest. The net proceeds were used to repay a portion of our outstanding commercial paper borrowings, $650 million of unsecured senior notes and for general corporate purposes.

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

As of September 30, 2009, our long-term debt was rated “Baa2” by Moody’s and “BBB+” by Standard & Poor’s, and our commercial paper program was rated “P-2” by Moody’s and “A-2” by Standard & Poor’s, with our credit outlook being categorized as positive by Moody’s and stable by Standard & Poor’s. In assessing our credit strength, we believe that both Moody’s and Standard & Poor’s considered, among other things, our capital structure and financial policies as well as our consolidated balance sheet, the Longs Acquisition, the Caremark merger and other financial information. Although we currently believe our long-term debt ratings will remain investment grade, we cannot guarantee the future actions of Moody’s and/or Standard & Poor’s. Our debt ratings have a direct impact on our future borrowing costs, access to capital markets and new store operating lease costs.

Off-Balance Sheet Arrangements

In connection with executing operating leases, we provide a guarantee of the lease payments. We also finance a portion of our new store development through sale-leaseback transactions, which involve selling stores to unrelated parties and then leasing the stores back under leases that qualify and are accounted for as operating leases. We do not have any retained or contingent interests in the stores, and we do not provide any guarantees, other than a guarantee of the lease payments, in connection with the transactions. In accordance with generally accepted accounting principles, such operating leases are not reflected in our condensed consolidated balance sheet.

We refer you to the “Notes to Consolidated Financial Statements” on page 60 of our Annual Report to Stockholders included as Exhibit 13 to our 2008 Form 10-K for a detailed discussion of these guarantees.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the consolidated condensed financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our consolidated condensed financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our condensed consolidated financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material. Our critical accounting policies are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2008 Form 10-K. There have been no material changes to the critical accounting policies previously disclosed in that report.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recently Adopted Accounting Pronouncements

In the third quarter of 2009, we adopted the FASB Accounting Standards Codification (“ASC”) as the source of authoritative GAAP for nongovernmental entities. The ASC does not change GAAP but rather takes the numerous individual pronouncements that previously constituted GAAP and reorganizes them into approximately 90 accounting topics, and displays all topics using a consistent structure. Citing particular content in the ASC involves specifying the unique numeric path to the content. The adoption of ASC did not have any effect on our consolidated results of operations, financial position or cash flows.

During the second quarter of 2009, we adopted ASC 855 Subsequent Events (formerly SFAS No. 165, “Subsequent Events”) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but prior to the issuance of the financial statements. In response to this guidance, management has evaluated subsequent events through November 5, 2009, which is the date that our consolidated financial statements were filed.

During the first quarter of 2009, we adopted ASC 805 Business Combinations (“ASC 805”) (formerly SFAS No. 141 (R), “Business Combinations”). ASC 805 establishes the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The guidance also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of business combinations. ASC 805 requires that income tax benefits related to business combinations that are not recorded at the date of acquisition are recorded as an income tax benefit in the statement of operations when subsequently recognized. Previously, unrecognized income tax benefits related to business combinations were recorded as an adjustment to the purchase price allocation when recognized. During the third quarter of 2009, we recognized approximately $140.9 million of previously unrecognized income tax benefits related to business combinations (after considering the federal benefit of state taxes), plus interest, due to the expiration of various statutes of limitations and settlements with tax authorities. As of September 30, 2009, we had approximately $25.7 million of unrecognized tax benefits (after considering the federal benefit of state taxes), plus interest, related to business combinations that would have been treated as an adjustment to the purchase price allocation if they would have been recognized under the previous business combination guidance. We anticipates that income tax examinations will conclude and statutes of limitations for open years will expire over the next twelve months, which may cause a utilization or recognition of a portion of these previously unrecognized tax benefits.

In April 2009, the FASB issued further guidance as it relates to ASC 805 (formerly FASB Staff Position No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”) to addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met. This guidance also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. The adoption of this guidance may have an impact on the accounting for future business combinations, but the impact is dependant upon acquisitions at that time.

During the first quarter of 2008, we adopted additional guidance within ASC 715-60 Defined Contribution Plans-Other Postretirement (formerly EITF No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” and EITF No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements”). The application of this

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

guidance requires a company to recognize a liability for the discounted value of the future premium benefits that a company will incur through the death of the underlying insured and provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. The adoption of the content within ASC 715-60 did not have a material impact on our consolidated results of operations, financial position or cash flows.

Recent Accounting Pronouncement Not Yet Effective

In June 2009, the FASB issued SFAS 167 (not yet codified in ASC), “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”). The standard amends the content within ASC 810 Consolidations (formerly FASB Interpretations (“FIN”) No. 46 (R)) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest. The determination of whether a company is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and a company’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. Additional disclosures are required to identify a company’s involvement with the VIE and any significant changes in risk exposure due to such involvement. SFAS 167 is effective for all new and existing VIEs as of the beginning of the first fiscal year that begins after November 15, 2009. We do not believe the adoption of SFAS 167 will have a material impact on our consolidated results of operations, financial position or cash flows.

Cautionary Statement Concerning Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of CVS Caremark Corporation. The Company and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and in its reports to stockholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “project,” “anticipate,” “will,” “should” and similar expressions identify statements that constitute forward-looking statements. All statements addressing operating performance of CVS Caremark Corporation or any subsidiary, events or developments that the Company expects or anticipates will occur in the future, including statements relating to revenue growth, earnings per common share growth, free cash flow, debt ratings, inventory levels, inventory turn and loss rates, store development, relocations and new market entries, as well as statements expressing optimism or pessimism about future operating results or events, are forward-looking statements within the meaning of the Reform Act.

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

By their nature, all forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including, but not limited to:

•

Our business is affected by the economy in general including changes in consumer purchasing power, preferences and/or spending patterns. These changes could affect drug utilization trends, the number of covered lives and the financial health of our PBM clients. Further, interest rate fluctuations and changes in capital market conditions may affect our ability to obtain necessary financing on acceptable

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

terms, our ability to secure suitable store locations under acceptable terms and our ability to execute future sale-leaseback transactions under acceptable terms;

•	Our ability to realize fully the incremental revenues and other benefits from the Caremark merger;

•	Our ability to realize the synergies and other planned benefits associated with the Longs Acquisition in accordance with the expected timing;

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

•

Litigation, legislative and regulatory developments or risks associated with our retail pharmacy business, retail clinic business, PBM business and/or the pharmacy services industry generally, including risks associated with legislative efforts to reform the health care industry;

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

As of September 30, 2009, the Company had no derivative financial instruments or derivative commodity instruments in place and believes that its exposure to market risk associated with other financial instruments, principally interest rate risk inherent in its debt portfolio is not material.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of September 30, 2009, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that occurred during the third quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II	Item 1

Legal Proceedings

See Item 3 of Part I to our Annual Report on Form 10-K for the fiscal year ending December 31, 2008 for disclosure relating to material pending legal proceedings. Set forth below is a summary of material developments involving a material pending legal proceeding that occurred subsequent to the filing of our 10-K.

1.	Caremark’s subsidiary Caremark, Inc. (now known as Caremark, L.L.C.) is a defendant in a qui tam lawsuit initially filed by a relator on behalf of various state and federal government agencies in Texas federal court in 1999. The case was unsealed in May 2005. The case seeks monetary damages and alleges that Caremark’s processing of Medicaid and certain other government claims on behalf of its clients (which allegedly resulted in underpayments from our clients to the applicable government agencies) violates applicable federal or state False Claims Acts and fraud statutes. The United States and the States of Texas, Tennessee, Florida, Arkansas, Louisiana and California intervened in the lawsuit, but Tennessee and Florida withdrew from the lawsuit in August 2006 and May 2007, respectively. The parties previously filed cross motions for partial summary judgment, and in August 2008, the court granted several of Caremark’s motions and denied the motions filed by the plaintiffs. The court’s recent rulings are favorable to Caremark and substantially limit the ability of the plaintiffs to assert False Claims Act allegations or statutory or common law theories of recovery based on Caremark’s processing of Medicaid and other government reimbursement requests. The state plaintiffs and the relator filed motions asking the court to reconsider its rulings, and these motions were recently denied. The United States is seeking an appeal of the court’s rulings. In April 2009, the State of Texas filed a purported civil enforcement action against Caremark for injunctive relief, damages and civil penalties in Travis County, Texas alleging that Caremark violated the Texas Medicaid Fraud Prevention Act and other state laws based on our processing of Texas Medicaid claims on behalf of PBM clients. The claims and issues raised in this lawsuit are related to the claims and issues pending in the federal qui tam lawsuit described above.

In December 2007, the Company received a document subpoena from the Office of Inspector General, United States Department of Health and Human Services (“OIG”), requesting information relating to the processing of Medicaid and other government agency claims on an adjudication platform of AdvancePCS (acquired by Caremark in 2004 and now known as CaremarkPCS, L.L.C.). The Company has initiated discussions with the OIG and with the U.S. Department of Justice concerning our government claims processing activities on the two adjudication platforms used by AdvancePCS and one adjudication platform used by PharmaCare. The Company is also cooperating with the requests for information contained in the document subpoena by producing responsive documents on a rolling basis. The Company cannot predict with certainty the timing, outcome or consequence of any review of such information.

In October 2009, the Company received two civil investigative demands from the Office of the Attorney General of the State of Texas requesting information relating to the processing of Medicaid and other government agency claims. The civil investigative demands are substantively identical and state that the Office of the Attorney General of the State of Texas is investigating allegations currently pending under seal relating to two adjudication platforms of AdvancePCS. The Company intends to cooperate with the requests for information contained in these civil investigative demands. The Company cannot predict with certainty the timing, outcome or consequence of any review of such information.

2.

Beginning in November 2008, the Company received and has been responding to several subpoenas from the Drug Enforcement Administration (“DEA”), Los Angeles Field Division, requesting sales data and other information regarding the Company’s distribution of products containing pseudoephedrine (“PSE”) at certain retail pharmacies and from one California distribution center. In September 2009, the United States Attorney’s Office for the Central District of California (“USAO”)

Part II	Item 1

Legal Proceedings

and the DEA commenced discussions with the Company regarding whether, in late 2007 and 2008, the Company distributed PSE in violation of the Controlled Substances Act. Violations of the Controlled Substances Act could result in the imposition of civil and/or criminal penalties against the Company. In addition, the DEA has issued an order to show cause against certain retail pharmacies which could result in administrative action against the Company’s DEA registrations for these facilities. The DEA has informed the Company that it also intends to issue a similar order to show cause relating to the Company’s La Habra, California distribution center. Discussions are underway to resolve these matters, but whether an agreement can be reached and on what terms are uncertain.

3.	In August 2009, the Company was notified by the Federal Trade Commission (the “FTC”) that it is conducting a non-public investigation under the Federal Trade Commission Act into certain of the Company’s business practices. The Company is cooperating in the FTC’s investigation and is voluntarily producing documents and other information on a rolling basis as requested by the FTC. The Company is not able to predict with certainty the timing, outcome or consequence of the investigation. However, it remains confident that its business practices and service offerings (which are designed to reduce healthcare costs and expand consumer choice) are being conducted in compliance with the antitrust laws.

Part II	Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table presents the total number of shares purchased during the third quarter of 2009, the average price paid per share, the number of shares that were purchased as part of a publicly announced tender offer and a separate, subsequent repurchase program, and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to the $2.0 billion repurchase program.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2009 through July 31, 2009	20,542,568	$32.08	20,542,568	$1,317,951,080
August 1, 2009 through August 31, 2009	12,547,379	35.07	12,547,379	877,951,109
September 1, 2009 through September 30, 2009	12,086,616	36.40	12,086,616	437,951,787

(1)	On May 7, 2008, the Company’s Board of Directors authorized, effective May 21, 2008, a share repurchase program for up to $2.0 billion of outstanding common stock. The specific timing and amount of repurchases will vary based on market conditions and other factors. During the third quarter of 2009, the Company repurchased 45.2 million shares of common stock for $1.5 billion. The shares were placed into the Company’s treasury upon delivery. The stock repurchase program may be modified, extended or terminated by the Board of Directors at any time.

Part II	Item 6

Exhibits

Item 6.	Exhibits

Exhibits:

Exhibits marked with an asterisk (*) are hereby incorporated by reference to exhibits or appendices previously filed by the Registrant as indicated in brackets following the description of the exhibit.

3.1*	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (Commission File No. 001-01011)).

3.1A*	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective May 13, 1998 (incorporated by reference to Exhibit 4.1A to Registrant’s Registration Statement No. 333-52055 on Form S-3/A dated May 18, 1998).

3.1B*	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated March 22, 2007 (Commission File No. 001-01011)).

3.1C*	Certificate of Merger dated May 9, 2007 (incorporated by reference to Exhibit 3.1C to Registrant’s Quarterly Report on Form 10-Q dated November 1, 2007 (Commission File No. 001-01011)).

3.2*	By-laws of the Registrant, as amended and restated (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated January 21, 2009 (Commission File No. 001-01011)).

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101	The following materials from the CVS Caremark Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

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
November 5, 2009