Form 10-K
period 2009-12-31
CVS CAREMARK CORP
filed 2010-02-26
CIK 64803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $46,267,935,658 as of June 30, 2009, based on the closing price of the common stock on the New York Stock Exchange. For purposes of this calculation, only executive officers and directors are deemed to be the affiliates of the registrant.

As of February 22, 2010, the registrant had 1,390,515,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Filings made by companies with the Securities and Exchange Commission sometimes “incorporate information by reference.” This means that the company is referring you to information that was previously filed or is to be filed with the SEC, and this information is considered to be part of the filing you are reading. The following materials are incorporated by reference into this Form 10-K:

•

Information contained on pages 22 through 71, and page 73 of our Annual Report to Stockholders for the fiscal year ended December 31, 2009 is incorporated by reference in our response to Items 7, 8 and 9 of Part II.

•	Information contained in our Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated by reference in our response to Items 10 through 14 of Part III.

PART I

Item 1. Business

Overview

CVS Caremark Corporation (“CVS Caremark”, the “Company”, “we” or “us”) is the largest pharmacy health care provider in the United States. As a fully integrated pharmacy services company, we believe we can drive value for our customers by effectively managing pharmaceutical costs and improving health care outcomes through our pharmacy benefit management, mail order and specialty pharmacy division, Caremark Pharmacy Services®; approximately 7,000 CVS/pharmacy® retail stores; our retail-based health clinic subsidiary, MinuteClinic®; and our online pharmacy, CVS.com®.

In March 2007, we completed our merger with Caremark Rx, Inc. (the “Caremark Merger”). Following the Caremark Merger, we changed our name to CVS Caremark Corporation and Caremark Rx, Inc. became a wholly-owned subsidiary, Caremark Rx, L.L.C. (“Caremark”). The Caremark Merger brought together the nation’s largest retail pharmacy chain and a leading pharmacy benefit manager. We believe the Caremark Merger has uniquely positioned our Company to deliver significant benefits to health plan sponsors through effective cost management solutions and innovative programs that engage plan members and promote healthier and more cost-effective behaviors. In addition, the Caremark Merger has enhanced our ability to offer plan members and consumers expanded choice, greater access and more personalized services.

Business Segments

During the third quarter of 2009, we made changes to our reportable segments to reflect changes that were made to the way our management evaluates the performance of operations, develops strategy and allocates resources. This change involves recording certain administrative expenses previously recorded within the Pharmacy Services and Retail Pharmacy segments in a new Corporate segment. The Corporate segment consists of costs primarily associated with executive management, corporate relations, legal, compliance, human resources, corporate information technology and finance. This change had no impact on our consolidated results of operations. As a result of this change, the Company has three segments: Pharmacy Services, Retail Pharmacy and Corporate. Our historical segment disclosures have been revised to conform to the current presentation.

During the third quarter of 2009, we also made a change to our Pharmacy Services segment as it relates to our intersegment activities (such as the Maintenance Choice® program). This change impacts the gross profit and operating profit lines within the Pharmacy Services segment. Under the Maintenance Choice program, eligible members in plans sponsored by Pharmacy Services clients can elect to pick up their maintenance prescriptions at Retail Pharmacy segment stores instead of receiving them through the mail. When this occurs, both the Pharmacy Services and Retail Pharmacy segments now record the revenue, gross profit and operating profit on a standalone basis and corresponding intersegment eliminations are made. This change had no impact on our consolidated results of operations.

Pharmacy Services Segment

The Pharmacy Services segment provides a full range of pharmacy benefit management (“PBM”) services including mail order pharmacy services, specialty pharmacy services, plan design and administration, formulary management and claims processing. Our clients are primarily employers, insurance companies, unions, government employee groups, managed care organizations and other sponsors of health benefit plans and individuals throughout the United States. In addition, through our SilverScript Insurance Company (“SilverScript”) and Accendo Insurance Company (“Accendo”) subsidiaries, we are a national provider of drug benefits to eligible beneficiaries under the Federal Government’s Medicare Part D program. Currently, the pharmacy services business operates under the Caremark Pharmacy Services®, Caremark®, CVS Caremark™, CarePlus CVS/pharmacy™, CarePlus™, RxAmerica®, AccordantCare® and TheraCom® names. As of December 31, 2009, the Pharmacy Services segment operated 49 retail specialty pharmacy stores, 18 specialty mail order pharmacies and six mail service pharmacies located in 25 states, Puerto Rico and the District of Columbia.

Our Business Strategy - Our business strategy centers on providing innovative pharmaceutical solutions and quality client service in order to enhance clinical outcomes for our clients’ health benefit plan members while assisting our clients and their plan members in better managing overall healthcare costs. We produce superior results for our clients and their plan members by leveraging our expertise in core PBM services, including (as described more fully below): plan design and administration, formulary management, drug purchasing arrangements, mail order services, specialty pharmacy services, retail pharmacy network management services, Medicare Part D services and a broad array of clinical services.

In addition, as a result of the Caremark Merger, we are able to offer our clients and their plan members a variety of new programs and plan designs that benefit from our integrated information systems and the ability of our more than 26,000 pharmacists, nurse practioners and physician assistants to interact personally with the many plan members who shop our stores every day. Through our multiple member touch points (retail stores, mail order and specialty pharmacies, retail clinics, call centers and proprietary websites), we seek to engage plan members in behaviors that lower cost and improve healthcare outcomes. Examples of these programs and services include Maintenance Choice; new compliance and persistency programs designed to ensure that patients take their medications in the proper manner; enhanced disease management programs that are targeted at managing chronic disease states; and a new ExtraCare Health Card program (which offers discounts to eligible plan members on certain over-the-counter healthcare products sold in our CVS/pharmacy stores). In addition, we are working with our clients to (i) decrease unnecessary and expensive emergency room visits by encouraging plan members to use MinuteClinic locations for everyday common ailments and (ii) create pilot programs that offer convenient unique services available at MinuteClinic such as injection training for specialty pharmacy services.

While certain of these programs and services have already been adopted by many of our clients, others are in the formative stage and require additional information system enhancements and/or changes in work processes. Accordingly, there can be no assurance as to timing or benefits associated with certain of these programs.

Our Services - The PBM services we provide for our clients involve the design and administration of programs aimed at reducing the cost and improving the safety, effectiveness and convenience of prescription drug use. These services are described more fully below.

Plan Design and Administration - Our clients sponsor pharmacy benefit plans that facilitate the ability of eligible members in these plans to receive medications prescribed by their physicians. We assist our clients in designing pharmacy benefit plans that minimize the costs to the client while prioritizing the welfare and safety of the clients’ members. We also administer these benefit plans for our clients and assist them in monitoring the effectiveness of these plans through frequent, informal communications as well as through a formal annual client review.

We make recommendations to our clients encouraging them to design benefit plans promoting the use of the lowest cost, most clinically appropriate drug. We believe that we help our clients control costs by recommending plans that encourage the use of generic equivalents of brand name drugs when such equivalents are available. Our clients also have the option, through plan design, to further lower their pharmacy benefit plan costs by setting different member payment levels for different products on their drug lists.

Formulary Management - We utilize an independent panel of doctors, pharmacists and other medical experts, referred to as our Pharmacy and Therapeutics Committee, to select drugs that meet the highest standards of safety and efficacy for inclusion on our drug lists. Our drug lists provide recommended products in numerous drug classes to ensure member access to clinically appropriate alternatives under the client’s pharmacy benefit plan. To improve clinical outcomes for members and clients, we conduct ongoing, independent reviews of all drugs, including, but not limited to, those appearing on the drug lists and generic equivalent products, as well as of our clinical programs. Many of our clients choose to adopt our drug lists as part of their plan design.

Discounted Drug Purchase Arrangements - We negotiate with pharmaceutical manufacturers to obtain discounted acquisition costs for many of the products on our drug lists, and these negotiated discounts enable us to offer reduced costs to clients that choose to adopt our drug lists. The discounted drug purchase arrangements we negotiate typically provide for our receiving discounts from established list prices in various ways. In that regard, these discounts generally take the form of a direct discount at the time of purchase, a discount for prompt payment of invoices or, when products are indirectly purchased from a manufacturer (e.g., through a wholesaler or retail pharmacy/chain), a retroactive discount, or rebate. We also receive additional discounts under our wholesale contracts if we exceed contractually-defined annual purchase volumes. We record these discounts, regardless of their form, as a reduction of our cost of revenues.

Prescription Management Systems - We dispense prescription drugs both directly, through one of our mail service or specialty pharmacies, or through a network of retail pharmacies. All prescriptions, whether they are filled through one of our mail service pharmacies or through a pharmacy in our retail network, are analyzed, processed and documented by our proprietary prescription management systems. These systems assist staff and network pharmacists in processing prescriptions by automating tests for various items, including, but not limited to, plan eligibility, early refills, duplicate dispensing, appropriateness of dosage, drug interactions or allergies, over-utilization and potential fraud.

Mail Pharmacy Program - As of December 31, 2009, we operated six large, automated mail service pharmacies in the continental United States. Our clients or their prescribers submit prescriptions, primarily for maintenance medications, to these pharmacies via mail, telephone, fax or the Internet. We also operate a network of smaller mail service specialty pharmacies described below. Our staff pharmacists review mail service prescriptions and refill requests with the assistance of our prescription management systems. This review may involve communications with the prescriber and, with the prescriber’s approval, can result in generic substitution, therapeutic interchange or other actions designed to reduce cost or to improve quality of treatment.

Specialty Pharmacy - Our specialty pharmacies support individuals that require complex and expensive drug therapies. As of December 31, 2009, our specialty pharmacies were comprised of 18 specialty mail order pharmacies located throughout the United States and are used for delivery of advanced medications to individuals with chronic or genetic diseases and disorders. Through our TheraCom subsidiary, we provide new product launch services for manufacturers of specialty drugs. Substantially all of these pharmacies have been accredited by the Joint Commission, which is an independent, not-for-profit organization which accredits and certifies more than 17,000 health care organizations and programs in the United States. As of December 31, 2009, the Company operated a network of 49 retail specialty pharmacy stores, which operate under the CarePlus CVS/pharmacy name. These stores average 2,000 square feet in size and sell prescription drugs and a limited assortment of front store items such as alternative medications, homeopathic remedies and vitamins.

Onsite Pharmacies - We also operate a limited number of small pharmacies located at client sites under the CarePlus CVS/pharmacy, CVS/pharmacy or CarePlus name, which provide members with a convenient alternative for filling their prescriptions.

Retail Pharmacy Network - We maintain a national network of approximately 64,000 retail pharmacies including CVS/pharmacy stores. When a customer fills a prescription in a retail pharmacy, the pharmacy sends prescription data electronically to us from the point-of-sale. This data interfaces with our proprietary prescription management systems, which verify relevant customer data, including eligibility and member information, and perform a drug utilization review to determine clinical appropriateness and safety in addition to confirming that the pharmacy will receive payment for the prescription.

Medicare Part D Services - We participate in the administration of the drug benefit added to the Medicare program under Part D of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) (the “Medicare Drug Benefit”) through the provision of PBM services to our health plan clients and other clients that have qualified as Medicare Part D prescription drug plans (“PDP”). We also participate (i) by offering Medicare Part D pharmacy benefits through our subsidiaries, SilverScript and Accendo, which have been approved by the Centers for Medicare and Medicaid Services (“CMS”), as PDPs, and (ii) by assisting employer, union and other health plan clients that qualify for the retiree drug subsidy available under Medicare Part D by collecting and submitting eligibility and/or drug cost data to CMS in order for them to obtain the subsidy.

Clinical Services - We offer multiple clinical programs and services to help clients manage overall pharmacy and health care costs in a clinically appropriate manner. Our programs are primarily designed to target safety, inappropriate utilization and non-adherence to medication, each of which may result in adverse medical events that negatively impact members’ health and the client’s pharmacy and medical spend. In this regard, we offer various utilization management, medication management, adherence and counseling programs to complement the client’s plan design and clinical strategies.

Disease Management Programs - Our clinical services utilize advanced protocols and offer clients convenience in working with health care providers and other third parties. Our AccordantCare health management programs include integrated rare disease management programs, which cover diseases such as rheumatoid arthritis, Parkinson’s disease, seizure disorders and multiple sclerosis. The majority of these integrated programs are accredited by the National Committee for Quality Assurance (“NCQA”), a private, not-for-profit organization that evaluates, accredits and certifies a wide range of health care organizations. In addition, we have entered into a strategic alliance with Alere, L.L.C. for the management of our common disease management program offerings, which cover such chronic diseases as asthma, diabetes, congestive heart failure and coronary artery disease.

Quality Assurance - We have adopted and implemented clinical quality assurance procedures as well as policies and procedures to help ensure regulatory compliance under our quality assurance programs. Each new mail service prescription undergoes a sequence of safety and accuracy checks and is reviewed and verified by a registered pharmacist before shipment. We also analyze drug-related outcomes to identify opportunities to improve the quality of care.

Pharmacogenomic Services - In December 2009, we acquired a majority interest in Generation Health, Inc., a genetic benefit management company, that will allow us to expand our offering of pharmacogenomic clinical and testing services to our PBM clients. Pharmacogenomics is the study of how genetic makeup affects an individual’s response to drug therapies. Through genetic testing, doctors are able to evaluate a patient’s genetic makeup to determine the effectiveness of specific drugs, drug dosages and drug combinations. Through this relationship, we expect to use genetic testing to apply greater precision to client prescription management, with the goal of improving individual health outcomes and reducing overall medical costs. We expect to begin to offer these services to clients during 2010.

Information Systems - We currently operate multiple information systems platforms to support our Pharmacy Services segment. These information systems incorporate architecture that centralizes the data generated from filling mail service prescriptions, adjudicating retail pharmacy claims and fulfilling other PBM clients’ service contracts.

Clients - Our clients are primarily sponsors of health benefit plans (employers, unions, government employee groups, insurance companies and managed care organizations) and individuals located throughout the United States. We provide pharmaceuticals to eligible members in benefit plans maintained by our clients and utilize our information systems to perform safety checks, drug interaction screening and generic substitution. We generate substantially all of our Pharmacy Services segment net revenue from dispensing prescription drugs to eligible members in benefit plans maintained by our clients. During the year ended December 31, 2009, we managed approximately 660 million prescriptions for individuals from over 3,000 organizations.

Competition - We believe the primary competitive factors in the industry include: (i) the ability to negotiate favorable discounts from drug manufacturers; (ii) the ability to negotiate favorable discounts from, and access to, retail pharmacy networks; (iii) responsiveness to clients’ needs; (iv) the ability to identify and apply effective cost management programs utilizing clinical strategies; (v) the ability to develop and utilize preferred drug lists; (vi) the ability to market PBM products and services; (vii) the commitment to provide flexible, clinically-oriented services to clients; and (viii) the quality, scope and costs of products and services offered to clients and their members. The Pharmacy Services segment competes with a number of large, national PBM companies, including Medco Health Solutions, Inc. and Express Scripts, Inc., as well as many smaller local or regional PBMs. We also compete with several large health insurers/managed care plans (e.g., UnitedHealthcare, Aetna and CIGNA) and retail pharmacies, which have their own PBM capabilities, as well as with several other national and regional companies which provide services similar to ours.

Retail Pharmacy Segment

As of December 31, 2009, the Retail Pharmacy segment included 7,025 retail drugstores, of which 6,964 operated a pharmacy, our online retail website, CVS.com, and our retail health care clinics. The retail drugstores are located in 41 states and the District of Columbia operating primarily under the CVS/pharmacy name. We currently operate in 91 of the top 100 U.S. drugstore markets and hold the number one or number two market share in 68 of these markets. CVS/pharmacy stores sell prescription drugs and a wide assortment of general merchandise, which we refer to as “front store” products. Existing retail stores range in size from approximately 8,000 to 25,000 square feet, although most new stores range in size from approximately 10,000 to 13,000 square feet and typically include a drive-thru pharmacy. During fiscal 2009, we filled approximately 615 million retail prescriptions, or approximately 18% of the U.S. retail pharmacy market.

As of December 31, 2009, we operated 569 retail health care clinics in 25 states and the District of Columbia under the MinuteClinic name, of which 557 were located within CVS/pharmacy stores. The clinics utilize nationally recognized medical protocols to diagnose and treat minor health conditions and are staffed by board-certified nurse practitioners and physician assistants.

Our Business Strategy - Our goal is to be the easiest pharmacy retailer for customers to use. We believe that ease of use means convenience for the time-starved customer. As such, our operating strategy is to provide a broad assortment of quality merchandise at competitive prices using a retail format that emphasizes service, innovation and convenience (easy-to-access, clean, well-lit and well stocked). One of the keys to our strategy is technology, which allows us to focus on constantly improving service and exploring ways to provide more personalized product offerings and services. We believe that continuing to be the first to market with new and unique products and services, using innovative marketing and adjusting our mix of merchandise to match our customers’ needs and preferences is very important to our ability to continue to improve customer satisfaction.

Our Products - A typical CVS/pharmacy store sells prescription drugs and a wide assortment of high-quality, nationally advertised brand name and private label merchandise. Front store categories include over-the-counter drugs, beauty products and cosmetics, film and photo finishing services, seasonal merchandise, greeting cards and convenience foods. We purchase our merchandise from numerous manufacturers and distributors. We believe that competitive sources are readily available for substantially all of the products we carry and the loss of any one supplier would not have a material effect on the business. Consolidated net revenues by major product group are as follows:

	Percentage of Net Revenues(1)
	2009	2008	2007
Prescription drugs	68%	68%	68%
Over-the-counter and personal care	11	13	13
Beauty/cosmetics	5	4	4
General merchandise and other	16	15	15

	100%	100%	100%

(1)	Percentages are estimates based on store point-of-sale data.

Pharmacy - Pharmacy revenues represented more than two-thirds of Retail Pharmacy revenues in 2009, 2008 and 2007, respectively. We believe that our pharmacy operations will continue to represent a critical part of our business due to favorable industry trends (e.g., an aging American population consuming a greater number of prescription drugs, pharmaceuticals being used more often as the first line of defense for managing illness), the proliferation of new pharmaceutical products, the Medicare Drug Benefit and our on going program of purchasing customer lists from independent pharmacies. We believe our pharmacy business benefits from our investment in both people and technology. Given the nature of prescriptions, people want their prescriptions filled accurately and ready when promised, by professional pharmacists using the latest tools and technology. Consumers require medication management programs and better information to help them get the most out of their health care dollars. To assist our consumers with these requirements, we have introduced integrated pharmacy health care services that provide an earlier, easier and more effective approach to engaging plan members in behaviors that can help lower costs, improve health, and save lives. Examples include: Maintenance Choice (a flexible fulfillment option that affords eligible plan members the convenient choice of picking up their 90-day supply of maintenance medications at any CVS/pharmacy store or obtaining them through mail order, in either case at the cost of mail, which is typically lower for both the plan member and payor); enhanced medication adherence programs; and the ExtraCare® Health Card program. Further evidencing our belief in the importance of pharmacy service is our continuing investment in technology, such as our Drug Utilization Review system that checks for harmful interactions between prescription drugs, over-the-counter products, vitamins and herbal remedies; our new pharmacy fulfillment system, Rx ConnectTM; our touch-tone telephone reorder system, Rapid RefillTM; and our online business, CVS.com.

Front Store - Front store revenues benefited from our strategy to be the first to market with new and unique products and services, using innovative marketing and adjusting our mix of merchandise to match our customers’ needs and preferences. A key component of our front store strategy is our ExtraCare card program, which is helping us continue to build our loyal customer base. The ExtraCare program is one of the largest and most successful retail loyalty programs in the United States. In addition, the ExtraCare program allows us to balance our marketing efforts so we can reward our best customers by providing them automatic sale prices, customized coupons, ExtraBucks® rewards and other benefits. Another component of our front store strategy is our unique product offerings, which include a full range of high-quality CVS brand and proprietary brand products that are only available through CVS. We currently carry over 4,300 CVS brand and proprietary brand products, which accounted for approximately 17% of our front store revenues during 2009.

Store Development - The addition of new stores has played, and will continue to play, a major role in our continued growth and success. Our store development program focuses on three areas: entering new markets, adding stores within existing markets and relocating stores to more convenient, freestanding sites. During 2009, we opened 178 new retail pharmacy stores, relocated 109 stores and closed 76 stores. During the last five years, we opened more than 1,400 new and relocated stores, and acquired approximately 1,200 stores. During 2010, we expect to open between 250 and 300 new or relocated stores. We believe that continuing to grow our store base and locating stores in desirable geographic markets are essential components to compete effectively in the current managed care environment. As a result, we believe that our store development program is an integral part of our ability to maintain our leadership position in the retail drugstore industry.

MinuteClinic - As of December 31, 2009, we operated 569 MinuteClinics in 25 states and the District of Columbia. 557 of these locations were located in CVS/pharmacy stores. MinuteClinics are staffed by nurse practitioners and physician assistants who utilize nationally recognized protocols to diagnose and treat minor health conditions, perform health screenings and deliver vaccinations. Many locations have also begun treating a variety of chronic conditions. Insurers value MinuteClinic because it provides a high level of care at a competitive price, in many cases offering an attractive alternative to the far more expensive emergency room. As result, visits paid for by employers, health insurers or other third parties accounted for more than 80% of MinuteClinics’ total revenues in 2009.

Information Systems - We have continued to invest in information systems to enable us to deliver a high level of customer service while lowering costs and increasing operating efficiency. In 2009, we began the rollout of Rx Connect, which is reengineering the way our pharmacists communicate and fill prescriptions. The rollout of Rx Connect will be completed by the end of 2010. Further, we continue to enhance our Assisted Inventory Management system, which is designed to more effectively link our stores and distribution centers with suppliers to speed the delivery of merchandise to our stores in a manner that both increases in-stock positions in the stores and lowers our investment in inventory. We were one of the first in the industry to introduce Drug Utilization Review technology that checks for harmful interactions between prescription drugs, over-the-counter products, vitamins and herbal remedies. We were also one of the first in the industry to install a chain wide automatic prescription refill system, CVS Rapid Refill, which enables customers to order prescription refills 24 hours a day using a touch-tone telephone. We continue to enhance our Visible Improvement in Profits, Execution and Results (“VIPER”) system, a transaction-monitoring application designed to mitigate inventory losses attributable to process deficiencies or fraudulent behavior by providing visibility to transactions processed through our point-of-sale systems. In addition, we operate distribution centers with fully integrated technology solutions for storage, product retrieval and order picking.

Customers - Managed care and other third party plans accounted for 96.5% of our 2009 pharmacy revenues. Since our revenues relate to numerous payors, including employers and managed care organizations, the loss of any one payor should not have a material effect on our business. No single customer accounts for 10% or more of our total revenues. We also fill prescriptions for many government funded programs, including State Medicaid plans and Medicare Part D drug plans. Our contracts with such government funded programs are subject to renegotiation of reimbursement rates. See “Government Regulation – Reimbursement” and Item 1A., “Risk Factors – Efforts to reduce reimbursement levels and alter health care financing practices could adversely affect our businesses.”

Seasonality - The majority of our revenues, particularly pharmacy revenues, are generally not seasonal in nature. However, front store revenues tend to be higher during the December holiday season. For additional information, we refer you to the Note “Quarterly Financial Information” on page 71 in our Annual Report to Stockholders for the fiscal year ended December 31, 2009, which section is incorporated by reference herein.

Competition - The retail drugstore business is highly competitive. We believe that we compete principally on the basis of: (i) store location and convenience, (ii) customer service and satisfaction, (iii) product selection and variety and (iv) price. In each of the markets we serve, we compete with independent and other retail drugstore chains, supermarkets, convenience stores, pharmacy benefit managers and other mail order prescription providers, discount merchandisers, membership clubs, health clinics and Internet pharmacies.

Corporate Segment

Our Corporate segment provides management and administrative services to support the overall operations of the Company. The Corporate segment consists of certain aspects of our executive management, corporate relations, legal, compliance, human resources, corporate information technology and finance departments.

Working Capital Practices

We fund the growth of our business through a combination of cash flow from operations, commercial paper and long-term borrowings. For additional information on our working capital practices, we refer you to the caption “Liquidity and Capital Resources” on page 33 in our Annual Report to Stockholders for the fiscal year ended December 31, 2009, which section is incorporated by reference herein. The majority of our non-pharmacy revenues are paid in cash, or by debit and by credit cards, while managed care and other third party insurance programs, which typically settle in less than 30 days, represented approximately 98.5% of our consolidated pharmacy revenues in 2009. Our customer returns are not significant.

Associate Development

As of December 31, 2009, we employed approximately 211,000 associates, which included more than 26,000 pharmacists, nurse practitioners and physician assistants. In addition, approximately 84,000 associates were part-time employees who work less than 30 hours per week. To deliver the highest levels of service to our customers, we devote considerable time and attention to our people and service standards. We emphasize attracting and training, knowledgeable, friendly and helpful associates to work in our stores, clinics and throughout our organization.

Intellectual Property

We have registered or applied to register a variety of trademarks, service marks and trade names used in our business. We regard our intellectual property as having significant value in our Pharmacy Services and Retail Pharmacy segments. We are not aware of any facts that could materially impact our continuing use of any of our intellectual property.

Government Regulation

Overview - As a participant in the health care industry, our retail and pharmacy services businesses are subject to federal and state laws and regulations that govern the purchase, sale and distribution of prescription drugs and related services, including administration and management of prescription drug benefits. Many of our PBM clients, including insurers and managed care organizations (“MCOs”), are themselves subject to extensive regulations that affect the design and implementation of prescription drug benefit plans that they sponsor. The application of these complex legal and regulatory requirements to the detailed operation of our business creates areas of uncertainty. This is especially the case today as Congress considers major health reform legislation that could affect the entire health insurance system and virtually every aspect of health care in the country. At the time of this writing, different versions of health reform legislation had passed in the House and the Senate. However, it remains to be seen whether any legislation will ultimately be passed and signed into law by the President and, if so, what it will include. In addition to this major pending legislation, regulation of the health care industry continues to evolve, and there are numerous proposed health care laws and regulations at the federal and state levels, some of which could adversely affect our business if they are enacted. We are unable to predict what additional federal or state legislation or regulatory initiatives may be enacted in the future relating to our business or the health care industry in general, or what effect any such legislation or regulations might have on our business. Any failure or alleged failure to comply with applicable laws and regulations, or any adverse applications of, or changes in, the laws and regulations affecting our business, could have a material adverse effect on our operating results and financial condition.

Among the existing federal and state laws and regulations that affect aspects of our business are the following:

Anti-Remuneration Laws - Federal law prohibits, among other things, an entity from knowingly and willfully offering, paying, soliciting or receiving, subject to certain exceptions and “safe harbors,” any remuneration to induce the referral of individuals or the purchase, lease or order (or the arranging for or recommending of the purchase, lease or order) of items or services for which payment may be made under Medicare, Medicaid or certain other federal health care programs. A number of states have similar laws, some of which are not limited to services paid for with government funds. State laws and exceptions or safe harbors vary and have been infrequently interpreted by courts or regulatory agencies. Sanctions for violating these federal and state anti-remuneration laws may include imprisonment, criminal and civil fines, and exclusion from participation in Medicare, Medicaid and other government-sponsored health care programs. The federal anti-remuneration law has been interpreted broadly by some courts, the Office of Inspector General (the “OIG”) within the United States Department of Health and Human Services (“HHS”) and administrative bodies. Because of the federal statute’s broad scope, HHS established certain safe harbor regulations that specify various practices that are protected from criminal or civil liability. Safe harbors exist for certain discounts offered to purchasers, certain personal services arrangements, certain payments made by vendors to group purchasing organizations, in certain cases the provision of electronic prescribing technology to physicians, and certain other transactions and relationships. A practice that does not fall within a safe harbor is not necessarily unlawful but may be subject to challenge by HHS.

In April 2003, the OIG issued Compliance Program Guidance for Pharmaceutical Manufacturers (the “OIG Guidance”). In the OIG Guidance, the OIG identifies potential risk areas for pharmaceutical manufacturers and also discusses a number of traditional relationships between pharmaceutical manufacturers and PBMs, such as discount payments, service offerings and data sales, and recommends that such relationships be structured wherever possible to fit within an applicable safe harbor.

Antitrust and Unfair Competition - The Federal Trade Commission (“FTC”) has authority under Section 5 of the Federal Trade Commission Act (“FTCA”) to investigate and prosecute practices that are “unfair trade practices” or “unfair methods of competition.” Relief under the FTCA can encompass equitable relief and consumer redress. In addition, numerous lawsuits have been filed throughout the United States against pharmaceutical manufactures and/or PBMs under various state and federal antitrust and unfair competition laws challenging, among other things: (i) brand drug pricing practices of pharmaceutical manufacturers, (ii) the maintenance of retail pharmacy networks by PBMs, and (iii) various other business practices of PBMs. To the extent that we appear to have actual or potential market power in a relevant market, our business arrangements and practices may be subject to heightened scrutiny from an anti-competitive perspective and possible challenge by state or federal regulators or private parties. See Item 3, “Legal Proceedings” for further information.

Comprehensive PBM Regulation - Legislation seeking to regulate PBM activities in a comprehensive manner has been introduced or enacted in a number of states. This legislation varies in scope and often contains provisions that: (i) impose certain fiduciary duties upon PBMs to clients and plan members; (ii) require PBMs to remit to clients or their plan members certain rebates, discounts and other amounts received by PBMs related to the sale of drugs; (iii) regulate product substitution and intervention; and/or (iv) impose broad disclosure obligations upon PBMs to clients and their plan members. To the extent states or other government entities enact legislation regulating PBMs that survive legal challenges to their enforceability, such legislation could adversely impact our ability to conduct business on commercially reasonable terms in locations where the legislation is in effect.

In addition, certain quasi-regulatory organizations, including the National Association of Boards of Pharmacy and the National Association of Insurance Commissioners (“NAIC”) have issued model regulations or may propose future regulations concerning PBMs and/or PBM activities. Similarly, credentialing organizations such as NCQA and the Utilization Review Accreditation Commission (“URAC”) may establish voluntary standards regarding PBM activities. For example, URAC has issued PBM accreditation standards for PBMs serving the commercially insured market, and Caremark is currently accredited as a PBM by URAC. While the actions of these quasi-regulatory or standard-setting organizations do not have the force of law, they may influence states to adopt their requirements or recommendations and influence client requirements for PBM services. Moreover, any standards established by these organizations could also impact our health plan clients and/or the services we provide to them.

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

Consumer Protection Laws - The Federal Government and most states have consumer protection laws that have been the basis for investigations, lawsuits and multi-state settlements relating to, among other matters, financial incentives provided by drug manufacturers to pharmacies in connection with therapeutic interchange programs. In addition, the FTCA bars unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce. The Federal Postal Service Act generally prohibits the mailing of, and billing for, unordered merchandise. The FTC’s Telemarketing Sales Rule also imposes extensive requirements and restrictions in connection with telemarketing, which applies to plans or programs to induce the purchase of goods or services by consumers. (See the Telemarketing and Other Outbound Calls section below for further disclosures.)

Corporate Integrity Agreements - In September 2005, Caremark’s subsidiary, AdvancePCS (now known as CaremarkPCS, L.L.C.), entered into a settlement agreement with the federal government relating to certain alleged PBM business practices, pursuant to which AdvancePCS agreed, among other things, to adhere to certain business practices pursuant to a consent order and to maintain a compliance program in accordance with a corporate integrity agreement entered into with the OIG for a period of five years. Certain requirements of the AdvancePCS corporate integrity agreement are also applicable to our other PBM subsidiaries.

In March 2008, the Company entered into a settlement agreement with the federal government and a number of states related to the dispensing of the generic drug ranitidine at its retail pharmacies. At the same time, the Company entered into a corporate integrity agreement with the OIG for a period of five years applicable to certain retail and mail service operations of the Company.

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

Contract Audits - We are subject to audits of many of our contracts, including our PBM client contracts, our pharmacy provider agreements and our contracts relating to the Medicare Drug Benefit. Audits are typically conducted pursuant to certain provisions in our contracts that grant audit rights and set forth applicable audit procedures. Because some of our contracts are with state or federal governments, audits of these agreements are often regulated by the federal or state agencies responsible for administering federal or state benefits programs, including those which operate PDPs or Medicare Advantage organizations under the MMA. The audits generally focus on, among other things, compliance with the applicable terms of our contracts and applicable legal requirements.

Disease Management Services Regulation - We provide or arrange for our customers to receive clinical services in the form of disease management programs for common and rare medical conditions. Nurses, pharmacists and other clinicians, as needed, develop and implement these programs. State laws regulate the practice of medicine, the practice of pharmacy and the practice of nursing, and clinicians engaged in a professional practice must satisfy applicable state licensing requirements.

Environmental Regulation - Our business is subject to various federal, state and local laws, regulations and other requirements pertaining to protection of the environment and public health, including, for example, regulations governing the management of waste materials and waste waters. Governmental agencies on the federal, state and local levels have, in recent years, increasingly focused on the retail sector’s compliance with such laws and regulations, and have at times pursued enforcement activities. There is also an increased interest by regulators in better managing photo processing and pharmaceutical wastes. We periodically receive information requests and notices of potential noncompliance with environmental laws and regulations from governmental agencies, which are addressed on a case-by-case basis with the relevant agency.

ERISA Regulation - The Employee Retirement Income Security Act of 1974, as amended (“ERISA”), provides for comprehensive federal regulation of certain employee pension and benefit plans, including private employer and union sponsored health plans and certain other plans that contract with us to provide PBM services. In general, we assist plan sponsors in the administration of the prescription drug portion of their health benefit plans, in accordance with the plan designs adopted by the plan sponsors. We do not believe that the conduct of our business subjects us to the fiduciary obligations of ERISA, except when we have specifically contracted with a plan sponsor to accept limited fiduciary responsibility, such as for the adjudication of initial prescription drug benefit claims and/or the appeals of denied claims under a plan. We and other PBMs have been named in lawsuits alleging that we act as a fiduciary, as such term is defined by ERISA, with respect to health benefit plans and that we have breached certain fiduciary obligations under ERISA.

ERISA fiduciaries may be held personally liable for entering into service contracts or arrangements, like PBM contracts, on behalf of ERISA plans if the terms of the contract are not reasonable or if the service provider receives more than reasonable compensation for the services provided. In such cases, the service provider may also be required to disgorge any unreasonable compensation received and may be subject to civil penalties imposed by the U.S. Department of Labor (“DOL”).

In November 2007, the DOL announced final revisions to Form 5500 and its related schedules effective for plan years beginning on or after January 1, 2009. The revised Form 5500, which most pension and welfare plans subject to ERISA are required to file, includes modifications to Schedule C on which plans are required to report compensation paid to service providers.

In December 2009, the DOL also announced a new project to promulgate regulations under Section 408(b)(2) of ERISA. The regulations, which were previously issued in proposed form, could require service providers, including PBMs, to provide detailed disclosure regarding all direct and indirect compensation to be received in connection with the services to be provided, as well as potential conflicts of interest.

We cannot be certain the extent to which newly issued disclosure regulations may apply to our business as the DOL has provided very little final guidance regarding what constitutes reportable compensation under a PBM agreement.

State laws discussed in this Government Regulation section that may be applicable to us or to plan sponsors that are our customers may be preempted in whole or in part by ERISA. However, the scope of ERISA preemption is uncertain and is subject to conflicting court rulings.

False Claims and Fraudulent Billing Statutes - A range of federal civil and criminal laws target false claims and fraudulent billing activities. One of the most significant of these laws is the Federal False Claims Act (“FCA”), which prohibits the submission of a false claim or the making of a false record or statement in order to secure reimbursement from, or limit reimbursement to, a government-sponsored program. The Fraud Enforcement and Recovery Act of 2009 (“FERA”) implemented substantial changes to the FCA which expand the scope of FCA liability, provide for new investigative tools and make it easier for qui tam relators (often referred to as “whistleblowers”) to bring and maintain FCA suits on behalf of the government. Some states have passed substantially similar acts. In recent years, federal and state governments have launched several initiatives aimed at uncovering practices that violate false claims or fraudulent billing laws. The Federal Deficit Reduction Act of 2005 (“DRA”), for example, requires certain entities that receive or make annual Medicaid payments over a certain amount to provide their employees and certain contractors and agents with certain information regarding the federal and state false claims acts, whistleblower protections, and the entity’s processes for detecting and preventing fraud, waste and abuse. Claims under these laws may be brought either by the government or by private individuals on behalf of the government through a qui tam or “whistleblower” action, as discussed in more detail elsewhere in this Government Regulation section.

In addition, federal and state governments have commenced numerous investigations of various pharmaceutical manufacturers, PBMs, pharmacies and health care providers in recent years with respect to false claims, fraudulent billing and related matters. The federal government has entered into settlement agreements with several companies in the pharmaceutical services industry following claims by the federal government that such parties violated the FCA by: (i) improperly marketing and pricing drugs; (ii) overstating the average wholesale prices of products; (iii) paying illegal remuneration to induce the purchase of drugs; and/or (iv) failing to accurately report “best price” under the Medicaid program.

FDA Regulation - The United States Food and Drug Administration (“FDA”) generally has authority to regulate drugs, drug classifications and drug promotional information and materials that are disseminated by a drug manufacturer or by other persons on behalf of a drug manufacturer. We have operated a FDA-regulated repackaging facility in which we repackage certain drugs into the most common prescription quantities dispensed from our mail service pharmacies. We intend to close this repackaging facility in April 2010. The FDA also may inspect facilities in connection with procedures implemented to effect recalls of prescription drugs.

Formulary Regulation - A number of states have begun to regulate the administration of prescription drug benefits. For example, some states have passed laws mandating coverage for off-label uses of drug products where those uses are recognized in peer-reviewed medical journals or reference compendia. Other states have enacted laws that regulate the development and use of formularies by insurers, MCOs and other third party payors. These laws have included requirements on the development, review and update of formularies, the role and composition of pharmacy and therapeutics committees, the disclosure of formulary information to health plan members, and a process for allowing members to obtain non-preferred drugs without additional cost-sharing when they are medically necessary and are determined to be clinically appropriate. Additionally, the NAIC has developed a model law, the “Health Carriers Prescription Drug Benefit Management Model Act,” that addresses formulary regulation issues for risk-bearing entities regulated by state insurance commissioners and could form the basis of state legislation. The MMA also regulates how formularies are developed for and administered to beneficiaries of the Medicare Drug Benefit. In July 2008, Congress enacted the Medicare Improvements for Patients and Providers Act which requires the Secretary for HHS to identify certain classes and categories of drugs for which, subject to certain exceptions, all the drugs in any such class or category must be included in a Part D plan’s formulary. The increasing government regulation of formularies could significantly affect our ability to develop and administer formularies on behalf of our insurer, MCO and other clients.

Managed Care Reform - Proposed legislation has been considered on both the federal and state level, and legislation has been enacted in several states, aimed primarily at providing additional rights and access to drugs to individuals enrolled in managed care plans. This legislation may impact the design and implementation of prescription drug benefit plans sponsored by our PBM health plan clients and/or the services we provide to them. Some of these initiatives would, among other things: (i) require that health plan members have greater access to drugs not included on a plan’s formulary; (ii) give health plan members the right to sue their health plans for malpractice if they have been denied care; and/or (iii) mandate the content of the appeals or grievance process when a health plan member is denied coverage. Both the scope of the managed care reform proposals considered by Congress and state legislatures and reforms enacted by states to date vary greatly, and the scope of future legislation that may be enacted is uncertain.

Medicare Prescription Drug Benefit - The MMA created the Medicare Drug Benefit starting in January 2006. Medicare beneficiaries entitled to Medicare benefits under Part A or enrolled in Medicare Part B are eligible for the Medicare Drug Benefit under Medicare Part D. The MMA also created a subsidy available to certain employer, union and other group plans that provide retiree coverage to Part D eligible individuals that is at least equivalent to Part D coverage. Regulations implementing the Medicare Drug Benefit include requirements relating to developing and administering formularies, establishing pharmacy networks, processing and adjudicating claims at point of sale and compliance with electronic prescribing standards. Other government rules and regulations, which continue to evolve, impact the funding available for Medicare programs, the marketing of Part D services, reporting of drug costs and administrative costs for the Medicare Drug Benefit, PBM contracting arrangements with retail pharmacies, pharmaceutical manufacturers, health plans or other parties related to the Medicare Drug Benefit or retiree drug subsidy program and other terms and conditions affecting the Medicare Part D services we provide. In January 2009, CMS issued a regulation requiring that, beginning in 2010, any difference between the drug price charged to Medicare Part D plan sponsors by a PBM and the drug price paid by the PBM to the dispensing provider (commonly called “differential” or “spread”) be reported as an administrative cost rather than a drug cost of the plan sponsor for purposes of calculating certain government subsidy payments and the drug price to be charged to enrollees. The regulation also required that any rebates retained by the PBM must reduce the Part D sponsor’s drug costs reported to the government, regardless of the terms of the contract between the PBM and Part D sponsor. The regulation did not make either of these changes to the calculation of the plan sponsor’s drug costs under the retiree drug subsidy program, which is a separate program under the MMA, but solicited comments on this issue. CMS has issued no further regulations or guidance on this issue to date. However, in both the House- and Senate-passed health reform bills currently being considered by Congress, the tax deductibility of the retiree drug subsidy payment would be eliminated. The Senate bill (H.R. 3590) would make this change effective in 2011 and the House bill (H.R. 3962) beginning in 2013.

In October 2009, CMS issued proposed regulations affecting various aspects of the Part D program. Among other things, the proposed regulations give CMS greater latitude to limit the number of Part D plans available by allowing it to eliminate plans with persistently low enrollment and plans that it views as poor performers based on certain CMS performance criteria. It also shortens the period for Part D sponsors that acquire other Part D plans to merge the plans or otherwise change them so that their plan offerings remain substantially different. The proposed rule would also limit the period for coordination of benefits to three years for all payers. Currently, the three-year period applies only to coordination of benefits with Medicaid plans.

The MMA also requires that Part D sponsors support electronic prescribing and comply with electronic prescribing standards issued by CMS. While electronic prescribing is voluntary for pharmacies and prescribers, those pharmacies and prescribers that choose to conduct any of the electronic prescribing transactions are required to do so using the CMS standards, including standards for formulary and benefit transactions, medication history transactions and fill status notification. The American Recovery and Reinvestment Act of 2009 (Pub. L. 111–5) (“ARRA”), which was signed into law in February 2009, amended the Social Security Act to establish incentive payments to eligible professionals and hospitals participating in the Medicare or Medicaid program that adopt and meaningfully use certified electronic health records (“EHR”) technology beginning in 2011. ARRA also provides for downward payment adjustments beginning in 2015 for providers in the Medicare program that fail to adopt and meaningfully use certified EHR technology. Among the measures of meaningful use is the use of electronic prescribing. A proposed rule to implement the EHR incentive program was issued in December 2009, and requires that 75% of permissible prescriptions be sent electronically in order to qualify for the incentive payments.

The Medicare Drug Benefit continues to attract a high degree of legislative and regulatory scrutiny, and the applicable government rules and regulations continue to evolve. Accordingly, it is possible that legislative and regulatory developments could materially affect our Medicare Part D business or profitability.

Network Access Legislation - A majority of states now have some form of legislation affecting the ability to limit access to a pharmacy provider network or remove network providers. Certain “any willing provider” legislation may require us or our clients to admit a non-participating pharmacy if such pharmacy is willing and able to meet the plan’s price and other applicable terms and conditions for network participation. These laws vary significantly from state to state in regard to scope, requirements and application. ERISA plans and payors have challenged the application of such laws on the basis of ERISA preemption. However, the scope of ERISA preemption is uncertain and is subject to conflicting court rulings. In addition, the MMA contains an “any willing provider” requirement for pharmacy participation in the Medicare Drug Benefit, and CMS has interpreted this as requiring that a Medicare Part D sponsor, for each type of pharmacy in its network, allow participation by any pharmacy that meets the applicable terms and conditions for participation. To the extent any state or federal any willing provider laws are determined to apply to us or to certain of our clients or to the pharmacy networks we manage for our PBM clients, such laws could negatively impact the services and economic benefits achievable through a limited pharmacy provider network.

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

Pharmacy Licensure and Regulation - We are subject to state and federal statutes and regulations governing the operation of retail and mail pharmacies, repackaging of drug products, wholesale distribution, dispensing of controlled substances and listed chemical products, and medical and controlled substance waste disposal. Federal statutes and regulations govern the labeling, packaging, advertising and adulteration of prescription drugs and the dispensing of controlled substances. Federal controlled substance laws require us to register our pharmacies, distribution centers and repackaging facility with the United States Drug Enforcement Administration (“DEA”) and to comply with security, recordkeeping, inventory control, personnel and labeling standards in order to possess and dispense controlled substances and listed chemical products.

We also are subject to regulation by the DEA and state pharmacy boards in connection with our online pharmacies because we dispense prescription drugs pursuant to refill orders received through our Internet websites, among other methods. Numerous state laws also exist affecting our receipt and processing of electronic prescription drug orders.

Certain violations of the federal controlled substances laws can subject the Company, its pharmacies and distribution centers, and individual pharmacy personnel to criminal and civil penalties and can also result in administrative action by the DEA, including suspension or revocation of a pharmacy’s or distribution center’s registration to distribute controlled substances and/or listed chemical products. State authorities and state boards of pharmacy similarly have the authority to impose both monetary penalties and disciplinary sanctions, including revocation of a pharmacy’s or individual pharmacist’s license to dispense controlled substances, and these penalties and sanctions are in addition to sanctions imposed under the federal controlled substances laws. Certain violations of these federal and state legal requirements can also trigger other consequences for the Company’s business and could potentially impact our eligibility to participate in federal health care programs. See Item 3, “Legal Proceedings” for further information.

Other statutes and regulations may affect our mail service operations. For example, the FTC requires mail service sellers of goods generally to engage in truthful advertising, to stock a reasonable supply of the products to be sold, to fill mail service orders within thirty days and to provide clients with refunds when appropriate. In addition, the United States Postal Service has statutory authority to restrict the transmission of drugs and medicines through the mail, and state licensing authorities may restrict the types of personnel who may work in mail service operations.

Our pharmacists and technicians are subject to state regulation of the profession of pharmacy, and our employees who are engaged in a professional practice must satisfy applicable state licensing or registration requirements and comply with applicable professional standards. Failure to comply with these regulations could subject our licenses and permits and our employee licenses to disciplinary action including fines, suspensions and/or revocations.

Plan Design Legislation - Some states have enacted legislation that prohibits a health plan sponsor from implementing certain restrictive design features, and many states have introduced legislation to regulate various aspects of managed care plans, including provisions relating to pharmacy benefits. For example, some states have adopted “freedom of choice” legislation, which provides that: (i) members of a plan may not be required to use network providers but must instead be provided with benefits even if they choose to use non-network providers or (ii) a plan member may sue his or her health plan if care is denied. Various states have enacted, or have considered enacting, legislation regarding plan design mandates, including legislation that prohibits or restricts therapeutic interchange, requires coverage of all drugs approved by the FDA or prohibits denial of coverage for non-FDA approved uses. Some states mandate coverage of certain benefits or conditions. Such legislation does not generally apply to us, but it may apply to certain of our clients (generally, MCOs and health insurers). Other states have enacted legislation purporting to prohibit health plans not covered by ERISA from requiring or offering members financial incentives for use of mail service pharmacies or for use of certain health care providers. Legislation imposing plan design mandates may apply to certain of our clients and could have the effect of limiting the economic benefits achievable through PBM services we provide.

Privacy and Confidentiality Requirements - Many of our activities involve the receipt, use and disclosure by us of confidential health information, including disclosure of the confidential information to a member’s health benefit plan, as permitted in accordance with applicable federal and state privacy laws. In addition, we use and disclose de-identified data for analytical and other purposes. The Health Insurance Portability and Accountability Act of 1996 and the regulations issued thereunder (collectively “HIPAA”) impose extensive requirements on the way in which health plans, health care providers, health care clearinghouses (known as “covered entities”) and their business associates use, disclose and safeguard protected health information (“PHI”), including requirements to protect the integrity, availability and confidentiality of electronic PHI. HIPAA gives individuals the right to know how their PHI is used and disclosed, the right to access, amend and obtain information concerning certain disclosures of PHI. Covered entities, such as pharmacies and health plans, are required to provide a written Notice of Privacy Practices to individuals that describes how the entity uses and discloses PHI, and how individuals may exercise their rights with respect to their PHI. For most uses and disclosures of PHI other than for treatment, payment, health care operations or certain public policy purposes, HIPAA generally requires that covered entities obtain a valid written individual authorization. In most cases, use or disclosure of PHI must be limited to the minimum necessary to achieve the purpose of the use or disclosure. Criminal penalties and civil sanctions may be imposed for failing to comply with HIPAA standards.

In addition to HIPAA, most states have enacted health care information confidentiality laws, which limit the disclosure of confidential medical information. These state laws supersede HIPAA to the extent they are more protective of individual privacy than is HIPAA.

HIPAA also established national standards for conducting certain health care transactions electronically (known as “standard transactions”), as well as national identifiers for employers and health care providers. The National Provider Identifier (“NPI”) Rule requires that all health care providers that conduct standard transactions obtain an NPI, and that the NPI be used in any standard transaction where that health care provider’s identifier is required. Following the issuance of the NPI Rule, certain states, such as Wisconsin and Minnesota, have enacted laws related to a prescriber’s DEA number. These state laws generally prohibit the use of a prescriber’s DEA number for purposes other than in connection with the prescribing of a controlled substance.

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

In February 2009, the President signed ARRA into law, which includes provisions relating to health information technology activities, such as e-prescribing and electronic health records, and contains revisions to existing federal privacy law. The privacy law changes include new restrictions on the use of PHI without an individual’s written authorization, a new requirement to account for routine disclosures of PHI held in an electronic health record, a requirement to notify individuals of breaches to their PHI, new enforcement rights of state attorneys general, extension of the federal privacy and security law provisions and penalties to business associates of covered entities, and increased penalties for violations of the law. Since several of the provisions contemplate future adoption of implementing regulations, we cannot at this time determine the extent to which these changes may apply to or impact our business.

Reimbursement - A portion of our net revenue is derived directly from Medicare, Medicaid and other government-sponsored health care programs, and we are therefore subject to, among other laws and regulations, federal and state anti-remuneration laws, the Stark Law and/or federal and state false claims laws discussed elsewhere in this section. Sanctions for violating these federal and/or state laws may include, without limitation, criminal and civil penalties and exclusion from participation in Medicare, Medicaid and other government health care programs. Also, we provide products and services to managed care entities that provide services to beneficiaries of Medicare, Medicaid and other government-sponsored health care programs, as well as employers that qualify for the retiree drug subsidy.

The Federal Government and numerous state governments have given increased attention to how pharmaceutical manufacturers develop and report pricing information, which, in turn, is used in setting payments under the Medicare and Medicaid programs. One element common to most payment formulas, Average Wholesale Price (“AWP”), has come under criticism for allegedly inaccurately reflecting prices actually charged and paid at the wholesale level. The calculation and reporting of AWP have been the subject of investigations by federal and state governments and litigation brought against pharmaceutical manufacturers and data services that report AWP. We are not responsible for calculations, reports or payments of AWP; however, such investigations or lawsuits could impact our business because many of our client contracts, pharmaceutical purchase agreements, retail network contracts and other agreements use AWP as a pricing benchmark. In conjunction with a class action settlement implemented in September 2009 involving First DataBank (“FDB”) and Medi-Span, two entities that publish the AWP of pharmaceuticals, the methodology used to calculate AWP was modified in a manner that reduced AWP for many brand drugs and some generic drugs. We have reached understandings with most of our PBM clients and other third party payors to adjust reimbursements to account for this change in methodology, but most state Medicaid programs that utilize AWP as a pricing reference have not taken action to make similar adjustments. As a result, we expect reduced Medicaid reimbursement levels in 2010 for certain products. In addition, both FDB and Medi-Span have indicated that they intend to discontinue the publishing of AWP altogether in the future, most likely in September 2011. As a result, we believe the pharmaceutical industry will be evaluating and/or developing an alternative pricing reference to replace AWP. We will continue to work with our PBM clients and other payors to anticipate and mitigate the impact of possible future changes to applicable references for pricing pharmaceuticals.

Under the MMA, the Average Sales Price (“ASP”), has replaced AWP as the basis for reimbursing physicians, and sometimes pharmacies, for outpatient prescription drugs under Medicare Part B. For single source drugs, the payment equals 106 percent of the lesser of: (i) the wholesale acquisition cost (“WAC”) of the product; or (ii) the ASP of the product. ASP is the weighted average of a manufacturer’s sales to all purchasers in a given quarter, after certain pricing adjustments such as discounts or rebates and excluding sales to certain government and other purchasers.

Further, the federal Medicaid rebate program requires participating drug manufacturers to provide rebates on all drugs purchased by state Medicaid programs. Manufacturers of brand name products must provide a rebate equivalent to the greater of: (a) 15.1% of the Average Manufacturer Price (“AMP”) paid by wholesalers for products distributed to the retail pharmacy class of trade or (b) the difference between AMP and the “best price” available to essentially any client other than the Medicaid program, with certain exceptions. Investigations have been commenced by certain governmental entities that question whether “best price” was properly calculated, reported and paid by the manufacturers to the Medicaid programs. We are not responsible for calculations, reports or payments of “best price”; however, these investigations could impact our ability to negotiate rebates from drug manufacturers.

In 2005, the DRA was signed into law by the President. The DRA sought to reduce federal spending by altering the Medicaid reimbursement formula for multi-source (i.e., generic) drugs. These changes were expected to result in reduced Medicaid reimbursement rates for retail pharmacies. During 2007, CMS issued a final rule implementing provisions under the DRA regarding prescription drugs under the Medicaid program. Among other things, the rule defines AMP and “best price,” and specifies the items that must be included and excluded in the calculation of each (the “AMP Rule”). In October 2008, approximately ten months after the U.S. District Court for the District of Columbia preliminarily enjoined CMS from implementing relevant portions of the AMP Rule, CMS issued a rule, subject to comment, which modified the definition of multiple source drugs, a component of the AMP calculation. The proposed rule seeks to address one of the legal challenges on which the injunction was issued. However, opponents of this new rule have asserted that the revised definition continues to be inconsistent with the DRA. In the event health care reform legislation is adopted, such legislation will likely include a provision to correct the definitional issues with the AMP. As a result of the above, we cannot predict the extent or timing of implementation of the AMP Rule, its effect on Medicaid reimbursement or its impact on the Company.

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

Reimportation - The MMA amended the Food, Drug and Cosmetic Act by providing that the FDA should promulgate rules that would permit pharmacists and wholesalers to import prescription drugs from Canada into the United States under certain circumstances. However, the promulgation of such rules is subject to a precondition that the FDA certify to Congress that such reimportation would not pose any additional risk to the public’s health and safety and that it would result in a significant cost reduction. To date, the FDA has not provided such a certification. In the past, under certain defined circumstances, the FDA has used its discretion to permit individuals and their physicians to bring into the U.S. small quantities of drugs for treatment of a patient’s serious condition for which effective treatment is not available in the U.S. In September 2006, Congress expanded this personal use policy in very specific circumstances to allow individuals to personally transport from Canada for their personal use a 90-day supply of any prescription drug, regardless of availability in the U.S. The language does not allow purchases by mail order or via the Internet, and excludes biologics and controlled substances. The FDA continues to strongly oppose efforts to allow the widespread importation of drugs from Canada and elsewhere, citing concerns that such activities undermine the FDA’s ability to oversee the quality and safety of the nation’s drug supply. If the FDA changes its position and permits the broader importation of drugs from Canada in the future, or if new or pending health legislation or regulations permit the importation of drugs from the European Union or other countries in the future, our pharmacy services could be impacted.

Retail Clinics - States also regulate retail clinics operated by nurse practitioners or physician assistants through physician oversight, lab licensing and the prohibition of the corporate practice of medicine. A number of states have implemented or proposed laws that impact certain components of retail clinic operations such as physician oversight, signage, third party contracting requirements, bathroom facilities, and scope of services. These laws and regulations may affect the operation of our owned and managed retail clinics.

Self-Referral Laws - The federal law commonly known as the “Stark Law” prohibits a physician from referring Medicare or Medicaid beneficiaries for “designated health services” (which include, among other things, outpatient prescription drugs, home health services and durable medical equipment and supplies) to an entity with which the physician or an immediate family member of the physician has a “financial relationship” and prohibits the entity receiving a prohibited referral from presenting a claim to Medicare or Medicaid for the designated health service furnished under the prohibited referral. Possible penalties for violation of the Stark Law include denial of payment, refund of amounts collected in violation of the statute, civil monetary penalties and Medicare and Medicaid program exclusion. The Stark Law contains certain statutory and regulatory exceptions for physician referrals and physician financial relationships, including certain physician consulting arrangements, fair market value purchases by physicians and the provision of electronic prescribing technology to physicians.

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

State Insurance Laws - Fee-for-service prescription drug plans and our PBM service contracts, including those in which we assume certain risk under performance guaranties or similar arrangements, are generally not subject to insurance regulation by the states. However, if a PBM offers to provide prescription drug coverage on a capitated basis or otherwise accepts material financial risk in providing pharmacy benefits, laws and regulations in various states may be applicable. Such laws may require that the party at risk become licensed as an insurer, establish reserves or otherwise demonstrate financial viability. Laws that may apply in such cases include insurance laws and laws governing MCOs and limited prepaid health service plans.

Our SilverScript and Accendo PDPs each must be licensed as a risk-bearing entity under applicable state laws or they must have obtained a waiver of the licensing requirement from CMS. Both SilverScript and Accendo are licensed in all states in which they offer PDPs and do not operate under any Part D waivers. As licensed insurance companies, SilverScript and Accendo and their agents are subject to various state insurance regulations that generally require, among other things, maintenance of capital and surplus requirements, review of certain material transactions and the filing of various financial, licensing and operational reports. Pursuant to the MMA, state insurance licensing, insurance agent/broker licensure and solvency laws and regulations are generally applicable to PDPs, but the application of other state laws to the Medicare Drug Benefit are generally preempted by Medicare Part D to the extent that Medicare Part D regulates the issue.

Some states have laws that prohibit submitting a false claim or making a false record or statement in order to secure reimbursement from an insurance company. These state laws vary, and violation of them may lead to the imposition of civil or criminal penalties. Additionally, several states have passed legislation governing the prompt payment of claims that requires, among other things, that health plans and payors pay claims within certain prescribed time periods or pay specified interest penalties. These laws vary from state to state in regard to scope, requirements and application, and it is not clear the extent to which they may apply to our clients or to us. Certain health plans and payors may be exempt from such laws on the basis of ERISA preemption, but the scope of ERISA preemption is unclear.

State Prescription Drug Assistance Programs - Many states have established or modified their drug assistance programs for the elderly so that they constitute qualified state pharmacy assistance programs (“SPAPs”) that supplement the Medicare Drug Benefit. Payments by qualified SPAPs on behalf of a Medicare Part D enrollee are treated under Medicare Part D as if they were made by the enrollees themselves, thereby counting towards the enrollees’ true out-of-pocket costs and helping them qualify for catastrophic coverage sooner. Part D plans are required to coordinate benefits with SPAPs, including allowing SPAPs to subsidize the Medicare Part D premiums of their members and/or their Medicare Part D cost sharing. Some qualified SPAPs have also received permission from CMS to auto-assign their enrollees that do not choose their own Medicare Part D plans into PDPs.

Telemarketing and Other Outbound Calls - Certain federal and state laws give the FTC, Federal Communications Commission and state attorneys general law enforcement tools to regulate telemarketing practices and certain automated outbound calls. These laws may require disclosures of specific information, prohibit misrepresentations, limit when consumers may be called, require consumer consent prior to being called, require transmission of Caller ID information, prohibit certain abandoned outbound calls, prohibit unauthorized billing, set payment restrictions for the sale of certain goods and services and require the retention of specific business records.

Third Party Administration and Other State Licensure Laws - Many states have licensure or registration laws governing certain types of administrative organizations, such as preferred provider organizations, third party administrators and companies that provide utilization review services. Several states also have licensure or registration laws governing the organizations that provide or administer consumer card programs (also known as cash card or discount card programs). The scope of these laws differs significantly from state to state, and the application of such laws to our activities often is unclear.

Whistleblower Statutes - Certain federal and state laws, including the FCA, contain provisions permitting the filing of qui tam or “whistleblower” lawsuits alleging violations of such laws. Whistleblower provisions allow private individuals to bring lawsuits on behalf of the federal or state government alleging that the defendant has defrauded the government, and there is generally no minimum evidentiary or legal threshold required for bringing such a lawsuit. These lawsuits are typically filed under seal with the applicable federal or state enforcement authority, and such authority is required to review the allegations made and to determine whether it will intervene in the lawsuit and take the lead in the litigation. If the government intervenes in the lawsuit and prevails, the whistleblower plaintiff filing the initial complaint may share in any settlement or judgment. If the government does not intervene in the lawsuit, the whistleblower plaintiff may pursue the action independently. Because a qui tam lawsuit typically is filed under seal pending a government review of the allegations, the defendant generally may not be aware of the lawsuit until the government determines whether or not it will intervene or until the lawsuit is otherwise unsealed, a process which may take years. See Item 3, “Legal Proceedings,” for further information.

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

We can give no assurance, however, that our business, financial condition and results of operations will not be materially adversely affected, or that we will not be required to materially change our business practices, based on: (i) future enactment of new health care or other laws or regulations; (ii) the interpretation or application of existing laws or regulations, including the laws and regulations described in this Government Regulation section, as they may relate to our business or the pharmacy services or retail industry; (iii) pending or future federal or state governmental investigations of our business or the pharmacy services or retail industry; (iv) institution of government enforcement actions against us; (v) adverse developments in any pending qui tam lawsuit against us, whether sealed or unsealed, or in any future qui tam lawsuit that may be filed against us; or (vi) adverse developments in other pending or future legal proceedings against us or affecting the pharmacy services or retail industry.

Available Information

CVS Caremark Corporation is a Delaware corporation. Our corporate office is located at One CVS Drive, Woonsocket, Rhode Island 02895, telephone (401) 765-1500. Our common stock is listed on the New York Stock Exchange under the trading symbol “CVS.” General information about CVS Caremark is available through the Company’s Web site at http://info.cvscaremark.com. Our financial press releases and filings with the Securities and Exchange Commission are available free of charge within the Investors section of our Web site at http://www.cvscaremark.com/investors. In addition, the SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers, such as the Company, that file electronically with the SEC. The address of that Web site is http://www.sec.gov.

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

In that regard, the economic recession resulted in declining drug utilization trends during 2008 and 2009. Although a recovery might be underway, it is possible that a worsening of the economic environment will cause further decline in drug utilization, and dampen demand for pharmacy benefit management services as well as consumer demand for products sold in our retail stores. If this were to occur, our business and financial results could be adversely affected.

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

Inability to realize the benefits of the acquisition of Longs Drug Stores Corporation

We may not be able to realize the planned benefits associated with the October 2008 acquisition of the Longs Drug Stores Corporation in accordance with the expected timing.

Efforts to reduce reimbursement levels and alter health care financing practices could adversely affect our businesses.

The continued efforts of health maintenance organizations, managed care organizations, PBM companies, government entities, and other third party payors to reduce prescription drug costs and pharmacy reimbursement rates may impact our profitability. In particular, increased utilization of generic pharmaceuticals (which normally yield a higher gross profit rate than equivalent brand named drugs), has resulted in pressure to decrease reimbursement payments to retail and mail order pharmacies for generic drugs, causing a reduction in the generic profit rate. In addition, during the past several years, the U.S. health care industry has been subject to an increase in governmental regulation at both the federal and state levels. Efforts to control health care costs, including prescription drug costs, are underway at the federal and state government levels. Changing political, economic and regulatory influences may affect health care financing and reimbursement practices. If the current health care financing and reimbursement system changes significantly, the Company’s business, financial position and results of operations could be materially adversely affected.

In 2005, the DRA was signed into law by the President. The DRA sought to reduce federal spending by altering the Medicaid reimbursement formula for multi-source (i.e., generic) drugs. These changes were expected to result in reduced Medicaid reimbursement rates for retail pharmacies. During 2007, CMS issued a final rule implementing provisions under the DRA regarding prescription drugs under the Medicaid program. Among other things, the rule defines AMP and “best price,” and the AMP Rule. In October 2008, approximately ten months after the U.S. District Court for the District of Columbia preliminarily enjoined CMS from implementing relevant portions of the AMP Rule, CMS issued a rule, subject to comment, which modified the definition of multiple source drugs, a component of the AMP calculation. The proposed rule seeks to address one of the legal challenges on which the injunction was issued. However, opponents of this new rule have asserted that the revised definition continues to be inconsistent with the DRA. In the event health care reform legislation is adopted, such legislation will likely include a provision to correct the definitional issues with the AMP. As a result of the above, we cannot predict the extent or timing of implementation of the AMP Rule, its effect on Medicaid reimbursement or its impact on the Company.

The possibility of PBM client loss and/or the failure to win new PBM business may adversely affect our business, financial position and results of operations.

Our PBM business generates net revenues primarily by contracting with clients to provide prescription drugs and related health care services to plan members. PBM client contracts often have terms of approximately three years in duration, so approximately one third of a PBM’s client base typically is subject to renewal each year. In some cases, however, PBM clients may negotiate a shorter or longer contract term or may require early or periodic renegotiation of pricing prior to expiration of a contract. Therefore, we face challenges in competing for new PBM business and retaining or renewing PBM business. Although none of our PBM clients represented more than 10% of our Company’s consolidated revenues in 2009, our top 10 clients are expected to represent approximately 29% of such revenues in 2010. There can be no assurance that we will be able to win new business or secure renewal business on terms as favorable to the Company as the present terms. In that regard, during 2009, a small number of large client accounts elected not to renew their contractual relationships with the Company effective in 2010. Our failure to renew or win PBM business could adversely affect our business, financial position and results of operations.

Risks related to the frequency and rate of the introduction of generic drugs and brand name prescription products.

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

The PBM industry has been experiencing margin pressure as a result of competitive pressures and increased client demands for lower prices, enhanced service offerings and/or higher service levels. In that regard, our Company maintains contractual relationships with generic pharmaceutical manufacturers and brand name pharmaceutical manufacturers that provide for purchase discounts and/or rebates on drugs dispensed by pharmacies in our national retail network and by our mail order pharmacies (all or a portion of which may be passed on to clients). Manufacturer rebates often depend on a PBM’s ability to meet contractual market share or other requirements, including in some cases the placement of a manufacturer’s products on the PBM’s formularies. Competitive pressures in the PBM industry have caused Caremark and other PBMs to share with clients a larger portion of rebates and/or discounts received from pharmaceutical manufacturers. In addition, changes in existing federal or state laws or regulations or the adoption of new laws or regulations relating to patent term extensions, purchase discount and rebate arrangements with pharmaceutical manufacturers, or to formulary management or other PBM services could also reduce the discounts or rebates we receive. Accordingly, margin pressure in the PBM industry resulting from these trends could adversely affect our business, financial position and results of operations.

Regulatory and business changes relating to our participation in Medicare Part D may adversely affect our business, financial position and our results of operations.

Since its inception in 2006, the Medicare Drug Benefit has resulted in increased utilization and decreased pharmacy gross margin rates as higher margin business, such as cash and state Medicaid customers, migrated to Medicare Part D coverage. Further, as a result of the Medicare Drug Benefit, our PBM clients could decide to discontinue providing prescription drug benefits to their Medicare-eligible members. To the extent this occurs, the adverse effects of the Medicare Drug Benefit may outweigh any opportunities for new business generated by the new benefit. In addition, if the cost and complexity of the Medicare Drug Benefit exceed management’s expectations or prevent effective program implementation or administration; if changes to the regulations regarding how drug costs are reported for Medicare Drug Benefit and retiree drug subsidy purposes are implemented in a manner that impacts the profitability of our Medicare Part D business; if the government alters Medicare program requirements or reduces funding because of the higher-than-anticipated cost to taxpayers of the Medicare Drug Benefit or for other reasons; if we fail to design and maintain programs that are attractive to Medicare participants; or if we are not successful in retaining enrollees, or winning contract renewals or new contracts under the Medicare Drug Benefit’s competitive bidding process, our Medicare Part D services and the ability to expand our Medicare Part D services could be materially and adversely affected, and our business, financial position and results of operations may be adversely affected. In that regard, in January 2009, CMS issued a regulation requiring that, beginning in 2010, any difference between the drug price charged to Medicare Part D plan sponsors by a PBM and the drug paid by the PBM to the dispensing provider (commonly called “differential” or “spread”) be reported as an administrative cost rather than a drug cost of the plan sponsor for purposes of calculating certain government subsidy payments and the drug price to be charged to enrollees. These changes impact our ability to offer Medicare Part D plan sponsors pricing for 2010 that includes the use of retail network “differential” or “spread,” and we expect these changes to reduce the profitability of our Medicare Part D business beginning in 2010.

Changes in industry pricing benchmarks could adversely affect our business, financial position and results of operations.

Implementation of the FDB and Medi-Span settlements, described in the Government Regulation section, have resulted in changes in the methodology used to calculate AWP, which is the pricing reference used for many of our PBM client contracts, pharmaceutical purchase agreements, retail network contracts, specialty payor agreements and other contracts with third party payors. In addition, both FDB and Medi-Span have indicated that they intend to discontinue the publishing of AWP altogether in the future, most likely in September 2011. As a result, we believe the pharmaceutical industry will be evaluating and/or developing an alternative pricing reference to replace AWP.

Future changes to the use of AWP or to other published pricing benchmarks used to establish pharmaceutical pricing, including changes in the basis for calculating reimbursement by federal and state health programs and/or other payors, could impact the reimbursement we receive from Medicare and Medicaid programs, the reimbursement we receive from PBM clients and other payors and/or our ability to negotiate rebates and/or discounts with pharmaceutical manufacturers, wholesalers, PBMs and retail pharmacies. The effect of these possible changes on our business cannot be predicted at this time.

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

Competitors in the PBM industry include large national PBM companies, such as Medco Health Solutions, Inc. and Express Scripts, Inc., as well as many local or regional PBMs. In addition, there are several large health insurers and managed care plans (e.g., UnitedHealthcare, Aetna and CIGNA) and retail pharmacies (e.g., Walgreens) which have their own PBM capabilities as well as several other national and regional companies that provide some or all of the same services. Some of these competitors may offer services and pricing terms that we, even if the anticipated benefits of our merger are realized in full, may not be able to offer. In addition, competition may also come from other sources in the future. As a result, competition could have an adverse effect on our business, financial position and results of operations.

Efforts to reform the U.S. health care system may adversely affect our financial performance and the services we provide.

Congress periodically considers proposals to reform the U.S. health care system. This is especially the case today, as Congress considers major health reform legislation that could affect the entire health insurance system and virtually every aspect of health care in the country. If adopted, this legislation and/or other proposals may increase government involvement in health care and regulation of PBM or pharmacy services, or otherwise change the way the Company or its clients do business. Health plan sponsors may react to these proposals and the uncertainty surrounding them by reducing or delaying purchases of cost control mechanisms and related services that the Company would provide. The Company cannot predict what effect, if any, these proposals may have on its retail and pharmacy services businesses. Other legislative or market-driven changes in the health care system that the Company cannot anticipate could also have an adverse effect on our business, financial position and results of operations.

Existing and new government legislative and regulatory action could adversely affect our business, financial position and results of operations. The PBM business and retail drugstore business are subject to numerous federal, state and local laws and regulations. See “Business – Government Regulation.” Changes in these regulations may require extensive system and operating changes that may be difficult to implement. Untimely compliance or noncompliance with applicable laws and regulations could adversely affect the continued operation of our business, including, but not limited to: imposition of civil or criminal penalties; suspension of payments from government programs; loss of required government certifications or approvals; loss of authorizations to participate in or exclusion from government reimbursement programs, such as the Medicare and Medicaid programs; or loss of licensure. The regulations to which we are subject include, but are not limited to:

the laws and regulations described in the Government Regulation section; accounting standards; tax laws and regulations; laws and regulations relating to the protection of the environment and health and safety matters, including those governing exposure to, and the management and disposal of, hazardous materials and wastes; and regulations of the FDA, the FTC, the DEA, and the Consumer Product Safety Commission, as well as state regulatory authorities, governing the sale, advertisement and promotion of products that we sell. In that regard, our business, financial position and results of operations could be affected by one or more of the following:

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

•

rules and regulations issued pursuant to the HIPAA; and other federal and state laws affecting the use, disclosure and transmission of health or other personal information, such as state security breach laws and state laws limiting the use and disclosure of prescriber information;

•	administration of the Medicare Drug Benefit, including legislative changes and/or CMS rulemaking and interpretation;

•	government regulation of the development, administration, review and updating of formularies and drug lists;

•

federal, state and local waste management laws and regulations applicable to retail operations and distribution, including the management of pharmaceutical wastes and photo processing solutions, as well as the storage and transportation of hazardous materials;

•	state laws and regulations establishing or changing prompt payment requirements for payments to retail pharmacies;

•	impact of network access (any willing provider) legislation on our ability to manage pharmacy networks;

•	managed care reform and plan design legislation;

•	insurance licensing and other insurance regulatory requirements applicable to offering a PDP in connection with the Medicare Drug Benefit; and

•	direct regulation of pharmacies or PBMs by regulatory and quasi-regulatory bodies.

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

The foregoing is not a comprehensive listing and there can be no assurance that we have correctly identified and appropriately assessed all factors affecting the business. As such, we refer you to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which includes our “Cautionary Statement Concerning Forward-Looking Statements” at the end of such section, on pages 40 through 41 of our Annual Report to Stockholders for the fiscal year ended December 31, 2009, which section is incorporated by reference.

Item 1B. Unresolved Staff Comments

There are no unresolved SEC Staff Comments.

Item 2. Properties

We lease most of our stores under long-term leases that vary as to rental amounts, expiration dates, renewal options and other rental provisions. For additional information on the amount of our rental obligations for our leases, we refer you to the Note “Leases” on page 59 in our Annual Report to Stockholders for the fiscal year ended December 31, 2009, which section is incorporated by reference herein.

As of December 31, 2009, we owned approximately 4.2% of our 7,025 retail stores. Net selling space for our retail drugstores increased to 67.8 million square feet as of December 31, 2009. More than two thirds of our store base was opened or significantly remodeled within the last five years.

We own nine distribution centers located in Alabama, California, Hawaii, Rhode Island, South Carolina, Tennessee and Texas and lease 11 additional facilities located in Arizona, California, Florida, Hawaii, Indiana, Michigan, New Jersey, Pennsylvania, Texas and Virginia. The 20 distribution centers total approximately 11.3 million square feet as of December 31, 2009. In addition, during 2009 we began construction on two new distribution centers, one in Chemung County, New York, which is expected to open during 2011, and one in Kapolei, Hawaii, which is expected to open during 2011.

As of December 31, 2009, we owned three mail service pharmacies located in Alabama, Pennsylvania and Texas and leased three additional mail service pharmacies located in Florida, Illinois and Pennsylvania. We leased call centers located in, Missouri, Pennsylvania, Tennessee, Texas and Puerto Rico. As of December 31, 2009, we also had 18 specialty mail order pharmacies, one of which we owned, and 49 specialty pharmacy stores, which we leased. The specialty mail order pharmacies and specialty pharmacy stores are located in 25 states, the District of Columbia and Puerto Rico.

Our FDA-regulated repackaging facility is located in Gurnee, Illinois. We intend to close this repackaging facility in April 2010.

In addition, we lease a 34,000 square foot pharmacy mail order and central fill facility in Sacramento, California and an 11,000 square foot office facility in Las Vegas, Nevada, for our mail order call center operations.

We own our corporate offices located in Woonsocket, Rhode Island, which totals approximately 630,000 square feet. We are currently in the process of expanding our corporate offices in the State of Rhode Island. In addition, we lease large corporate offices in Scottsdale, Arizona; Northbrook, Illinois and Irving, Texas.

In connection with certain business dispositions completed between 1991 and 1997, we continue to guarantee lease obligations for approximately 70 former stores. We are indemnified for these guarantee obligations by the respective purchasers. These guarantees generally remain in effect for the initial lease term and any extension thereof pursuant to a renewal option provided for in the lease prior to the time of the disposition. For additional information, we refer you to the Note “Commitments & Contingencies” on page 65 in our Annual Report to Stockholders for the fiscal year ended December 31, 2009, which section is incorporated by reference herein.

Management believes that its owned and leased facilities are suitable and adequate to meet the Company’s anticipated needs. At the end of the existing lease terms, management believes the leases can be renewed or replaced by alternate space.

Following is a breakdown by state, District of Columbia and Puerto Rico of our retail and specialty pharmacy stores as well as our specialty mail order pharmacy locations as of December 31, 2009:

	Retail Stores	Retail Specialty Pharmacy Stores	Specialty Mail Order Pharmacies	Total
Alabama	150	1	—	151
Arizona	131	1	—	132
California	819	5	1	825
Colorado	—	1	—	1
Connecticut	137	—	—	137
Delaware	2	—	—	2
District of Columbia	56	1	—	57
Florida	693	3	1	697
Georgia	303	1	—	304
Hawaii	45	1	—	46
Iowa	10	—	—	10
Illinois	251	1	1	253
Indiana	290	—	—	290
Kansas	30	—	1	31
Kentucky	58	—	—	58
Louisiana	90	—	1	91
Maine	21	—	—	21
Maryland	165	—	2	167
Massachusetts	335	16	1	352
Michigan	242	—	1	243
Minnesota	40	1	1	42
Mississippi	39	—	—	39
Missouri	46	1	—	47
Montana	13	—	—	13
Nebraska	4	—	—	4
Nevada	85	—	—	85
New Hampshire	33	—	—	33
New Jersey	258	—	1	259
New Mexico	6	—	—	6
New York	439	4	—	443
North Carolina	297	1	1	299
North Dakota	6	—	—	6
Ohio	311	—	—	311
Oklahoma	36	—	—	36
Oregon	—	1	—	1
Pennsylvania	372	1	1	374
Puerto Rico	—	1	1	2
Rhode Island	56	2	—	58
South Carolina	193	1	—	194
Tennessee	125	1	1	127
Texas	507	3	2	512
Vermont	2	—	—	2
Virginia	249	—	—	249
Washington	—	1	1	2
West Virginia	50	—	—	50
Wisconsin	30	—	—	30

	7,025	49	18	7,092

Item 3. Legal Proceedings

1.	Caremark’s subsidiary Caremark Inc. (now known as “Caremark, L.L.C.”) is a defendant in a qui tam lawsuit initially filed by a relator on behalf of various state and federal government agencies in Texas federal court in 1999. The case was unsealed in May 2005. The case seeks monetary damages and alleges that Caremark’s processing of Medicaid and certain other government claims on behalf of its clients (which allegedly resulted in underpayments from our clients to the applicable government agencies) violates applicable federal or state false claims acts and fraud statutes. The United States and the States of Texas, Tennessee, Florida, Arkansas, Louisiana and California intervened in the lawsuit, but Tennessee and Florida withdrew from the lawsuit in August 2006 and May 2007, respectively. The parties previously filed cross motions for partial summary judgment, and in August 2008, the court granted several of Caremark’s motions and denied the motions filed by the plaintiffs. The court’s rulings are favorable to Caremark and substantially limit the ability of the plaintiffs to assert false claims act allegations or statutory or common law theories of recovery based on Caremark’s processing of Medicaid and other government reimbursement requests. The state plaintiffs and the relator filed motions asking the court to reconsider its rulings, and these motions were subsequently denied. The court’s rulings are on appeal before the United States Court of Appeals for the Fifth Circuit. In April 2009, the State of Texas filed a purported civil enforcement action against Caremark for injunctive relief, damages and civil penalties in Travis County, Texas alleging that Caremark violated the Texas Medicaid Fraud Prevention Act and other state laws based on our processing of Texas Medicaid claims on behalf of PBM clients. The claims and issues raised in this lawsuit are related to the claims and issues pending in the federal qui tam lawsuit described above.

2.	In December 2007, the Company received a document subpoena from the OIG, requesting information relating to the processing of Medicaid and other government agency claims on an adjudication platform of CaremarkPCS, L.L.C. The Company has initiated discussions with the OIG and with the U.S. Department of Justice concerning our government claims processing activities on the two adjudication platforms used by CaremarkPCS and one adjudication platform used by PharmaCare. In October 2009, the Company received two civil investigative demands from the Office of the Attorney General of the State of Texas requesting information produced under the OIG subpoena referenced above. The civil investigative demands are substantively identical and state that the Office of the Attorney General of the State of Texas is investigating allegations currently pending under seal relating to two adjudication platforms of CaremarkPCS. The Company is cooperating with the requests for information contained in OIG subpoena and in these two civil investigative demands. The Company cannot predict with certainty the timing or outcome of any review of such information.

3.	Caremark was named in a putative class action lawsuit filed in October 2003 in Alabama state court by John Lauriello, purportedly on behalf of participants in the 1999 settlement of various securities class action and derivative lawsuits against Caremark and others. Other defendants include insurance companies that provided coverage to Caremark with respect to the settled lawsuits. The Lauriello lawsuit seeks approximately $3.2 billion in compensatory damages plus other non-specified damages based on allegations that the amount of insurance coverage available for the settled lawsuits was misrepresented and suppressed. A similar lawsuit was filed in November 2003 by Frank McArthur, also in Alabama state court, naming as defendants Caremark, several insurance companies, attorneys and law firms involved in the 1999 settlement. This lawsuit was stayed as a later-filed class action, but McArthur was subsequently allowed to intervene in the Lauriello action. The attorneys and law firms named as defendants in McArthur’s intervention pleadings have been dismissed from the case, and discovery on class certification and adequacy issues is underway.

4.	Various lawsuits have been filed alleging that Caremark and its subsidiaries Caremark, L.L.C. and AdvancePCS (acquired by Caremark in March 2004 and now known as “CaremarkPCS, L.L.C.”) have violated applicable antitrust laws in establishing and maintaining retail pharmacy networks for client health plans. In August 2003, Bellevue Drug Co., Robert Schreiber, Inc. d/b/a Burns Pharmacy and Rehn-Huerbinger Drug Co. d/b/a Parkway Drugs #4, together with Pharmacy Freedom Fund and the National Community Pharmacists Association filed a putative class action against CaremarkPCS, L.L.C. in Pennsylvania federal court, seeking treble damages and injunctive relief. The claims were initially sent to arbitration based on contract terms between the pharmacies and CaremarkPCS.

In October 2003, two independent pharmacies, North Jackson Pharmacy, Inc. and C&C, Inc. d/b/a Big C Discount Drugs, Inc. filed a putative class action complaint in Alabama federal court against Caremark, Caremark, L.L.C., CaremarkPCS, L.L.C, and two PBM competitors, seeking treble damages and injunctive relief. The case against Caremark and Caremark, L.L.C. was transferred to Illinois federal court, and the CaremarkPCS case was sent to arbitration based on contract terms between the pharmacies and CaremarkPCS. The arbitration was then stayed by the parties pending developments in Caremark’s court case.

In August 2006, the Bellevue case and the North Jackson Pharmacy case were transferred to Pennsylvania federal court by the Judicial Panel on Multidistrict Litigation for coordinated and consolidated proceedings with other cases before the panel, including cases against other PBMs. Caremark appealed a decision which vacated the order compelling arbitration and staying the proceedings in the Bellevue case and, following the appeal, the Court of Appeals reinstated the order compelling arbitration. Motions for class certification in the coordinated cases within the multidistrict litigation, including the North Jackson Pharmacy case, remain pending. The consolidated action is now known as the In Re Pharmacy Benefit Managers Antitrust Litigation.

5.	Beginning in November 2008, the Company received and has been responding to several subpoenas from the DEA, Los Angeles Field Division, requesting sales data and other information regarding the Company’s distribution of products containing pseudoephedrine (“PSE”) at certain retail pharmacies and from one California distribution center. In September 2009, the United States Attorney’s Office for the Central District of California and the DEA commenced discussions with the Company regarding whether, in late 2007 and 2008, the Company distributed PSE in violation of the Controlled Substances Act. Violations of the Controlled Substances Act could result in the imposition of civil and/or criminal penalties against the Company. In addition, the DEA has issued an order to show cause against certain retail pharmacies and against the Company’s La Habra, California distribution center which could result in administrative action against the Company’s DEA registrations for these facilities. Discussions are underway to resolve these matters, but whether an agreement can be reached and on what terms are uncertain.

6.	In August 2009, the Company was notified by the FTC that it is conducting a non-public investigation under the FTCA into certain of the Company’s business practices. The Company is cooperating in the FTC’s investigation and is producing documents and other information on a rolling basis as requested by the FTC. The Company is not able to predict with certainty the timing or outcome of the investigation. However, it remains confident that its business practices and service offerings (which are designed to reduce healthcare costs and expand consumer choice) are being conducted in compliance with the antitrust laws.

7.	In March 2009, the Company received a subpoena from the OIG requesting information concerning the Medicare Part D prescription drug plans of RxAmerica, the PBM subsidiary of Longs Drug Stores Corporation which was acquired by the Company in October 2008. The Company is cooperating with the request for information and has been producing responsive documents on a rolling basis. The Company cannot predict with certainty the timing or outcome of any review by the government of such information.

8.	Since March 2009, the Company has been named in a series of eight putative collective or class action lawsuits filed in federal courts in Connecticut, Florida, Massachusetts, New York and Rhode Island, purportedly on behalf of current and former assistant store managers working in the Company’s stores at various locations outside California. The lawsuits allege that the Company failed to pay overtime to assistant store managers as required under the Fair Labor Standards Act and under certain state statutes. The lawsuits also seek other relief, including liquidated damages, attorneys’ fees, costs and injunctive relief arising out of the state and federal claims for overtime pay. At this time, the Company is not able to predict the outcome of these lawsuits, or any possible monetary exposure associated with the lawsuits. The Company believes, however, that the lawsuits are without merit and that the cases should not be certified as class or collective actions, and is vigorously defending these claims.

9.

In January 2010, the Company received a subpoena from the OIG in connection with an investigation of possible false or otherwise improper claims for payment under the Medicare and Medicaid programs. The subpoena requests retail pharmacy claims data for “dual eligible” customers (i.e., customers with both Medicaid and private insurance coverage), information concerning the Company’s retail pharmacy claims processing systems, copies of pharmacy payor contracts and other documents and records. The Company is cooperating with the request for information and intends to produce responsive documents on a rolling basis. The Company cannot predict with certainty the timing or outcome of any review by the government of such information.

10.	In November 2009, a securities class action lawsuit was filed in the United States District Court for the District of Rhode Island purportedly on behalf of purchasers of CVS Caremark Corporation stock between May 5, 2009 and November 4, 2009. The lawsuit names the Company and certain officers as defendants and includes allegations of securities fraud relating to public disclosures made by the Company concerning the PBM business and allegations of insider trading. In addition, a shareholder derivative lawsuit was filed in December 2009, in the same court against the directors and certain officers of the Company. A derivative lawsuit is a lawsuit filed by a shareholder purporting to assert claims on behalf of a corporation against directors and officers of the corporation. This lawsuit includes allegations of, among other things, securities fraud, insider trading and breach of fiduciary duties and further alleges that the Company was damaged by the purchase of stock at allegedly inflated prices under its share repurchase program. The Company believes these lawsuits are without merit and the Company plans to defend them vigorously.

11.	The Company is also a party to other legal proceedings and inquiries arising in the normal course of its business, none of which is expected to be material to the Company. The Company can give no assurance, however, that our business, financial condition and results of operations will not be materially adversely affected, or that we will not be required to materially change our business practices, based on: (i) future enactment of new health care or other laws or regulations; (ii) the interpretation or application of existing laws or regulations, as they may relate to our business or the pharmacy services or retail industry; (iii) pending or future federal or state governmental investigations of our business or the pharmacy services or retail industry; (iv) institution of government enforcement actions against us; (v) adverse developments in any pending qui tam lawsuit against us, whether sealed or unsealed, or in any future qui tam lawsuit that may be filed against us; or (vi) adverse developments in other pending or future legal proceedings against us or affecting the pharmacy services or retail industry.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fiscal quarter ended December 31, 2009.

Executive Officers of the Registrant

Executive Officers of the Registrant

The following sets forth the name, age and biographical information for each of our executive officers as of February 26, 2010. In each case the officer’s term of office extends to the date of the board of directors meeting following the next annual meeting of stockholders of the Company. Previous positions and responsibilities held by each of the executive officers over the past five years are indicated below:

Lisa G. Bisaccia, age 53, Senior Vice President and Chief Human Resources Officer of CVS Caremark Corporation since January 2010; Vice President, Human Resources of CVS Pharmacy, Inc. from September 2004 through December 2009.

Troyen A. Brennan, M.D., age 55, Executive Vice President and Chief Medical Officer of CVS Caremark Corporation since November 2008; Executive Vice President and Chief Medical Officer of Aetna, Inc. from February 2006 through November 2008; President and Chief Executive Officer of Brigham and Women’s Physician Hospital Organization from 1997 through February 2006; also President and Chief Executive Officer of Brigham and Women’s Physicians Organization from 2000 through February 2006.

Laird K. Daniels, age 41, Senior Vice President and Controller/Chief Accounting Officer of CVS Caremark Corporation since January 2010; Vice President of Finance and Retail Controller of CVS Pharmacy, Inc. from May 2009 through December 2009; Vice President of Finance-Corporate Budgeting and Analysis of CVS Pharmacy, Inc. from November 2006 until May 2009; Assistant Controller, Budgeting, Forecasting and Reporting of CVS Pharmacy, Inc. from June 2003 through October 2006.

David M. Denton, age 44, Executive Vice President and Chief Financial Officer of CVS Caremark Corporation and CVS Pharmacy, Inc. since January 2010; Senior Vice President and Controller/Chief Accounting Officer of CVS Caremark Corporation from March 2008 until December 2009; Senior Vice President, Financial Administration of CVS Caremark Corporation and CVS Pharmacy, Inc. from April 2007 to March 2008; Senior Vice President, Finance and Controller of PharmaCare Management Services, Inc. from October 2005 through April 2007; and Vice President of CVS Pharmacy, Inc. from 2001 through October 2005.

Sara J. Finley, age 49, Senior Vice President and General Counsel of CVS Caremark since June 2009; Executive Vice President and General Counsel of Caremark from March 2009 through June 2009; Senior Vice President and General Counsel of Caremark from March 2007 through March 2009; Senior Vice President, Assistant General Counsel and Corporate Secretary of Caremark from August 1998 through March 2007.

Helena B. Foulkes, age 45, Executive Vice President and Chief Marketing Officer of CVS Caremark Corporation since January 2009; Senior Vice President of Health Services of CVS Caremark Corporation from May 2008 through January 2009, and of CVS Pharmacy, Inc. from October 2007 through January 2009; Senior Vice President, Marketing and Operations Services of CVS Pharmacy, Inc. from January 2007 through October 2007, and Senior Vice President, Advertising and Marketing of CVS Pharmacy, Inc. from April 2002 to January 2007.

Per G.H. Lofberg, age 62, Executive Vice President of CVS Caremark Corporation and President of Caremark Pharmacy Services since January 2010; President and Chief Executive Officer of Generation Health, Inc., a pharmacogenomics company, from November 2008 through December 2009; President and Chief Executive Officer of Merck Capital Ventures, LLC, a venture capital investment company focused on the pharmaceutical industry, from January 2001 through July 2008. Also a director of inVentiv Health, Inc., a leading provider of value-added services to the pharmaceutical, life sciences and health care industries, and Xenoport, Inc., a biopharmaceutical company.

Stuart M. McGuigan, age 51, Senior Vice President and Chief Information Officer of CVS Caremark Corporation since January 2009 and Senior Vice President and Chief Information Officer of CVS Pharmacy, Inc. since December 2008; Senior Vice President and Chief Information Officer of Liberty Mutual Group from September 2004 to November 2008; also a director of NetScout Systems, Inc., a leading provider of integrated network and application performance management solutions.

Larry J. Merlo, age 54, Executive Vice President of CVS Caremark Corporation and President of CVS/pharmacy—Retail since January 2007; Executive Vice President—Stores of CVS Corporation from April 2000 to January 2007; and Executive Vice President–Stores of CVS Pharmacy, Inc. from March 1998 to January 2007.

Jonathan C. Roberts, age 54, Executive Vice President, Rx Purchasing, Pricing and Network Relations of CVS Caremark Corporation since January 2009; Senior Vice President and Chief Information Officer of CVS Caremark Corporation from May 2008 until January 2009, and of CVS Pharmacy, Inc. from January 2006 until January 2009; Senior Vice President—Store Operations of CVS Pharmacy, Inc. from August 2002 until December 2005.

Thomas M. Ryan, age 57, Chairman of the Board of CVS Caremark Corporation since November 2007 and, President and Chief Executive Officer of CVS Caremark Corporation since May 1998; formerly was Chairman of CVS Corporation from April 1999 until March 2007; also a director of Bank of America Corporation, a financial services company, and Yum! Brands, Inc., a quick service restaurant company.

Douglas A. Sgarro, age 50, Executive Vice President and Chief Legal Officer of CVS Caremark Corporation and CVS Pharmacy, Inc. since March 2004; President of CVS Realty Co., a real estate development company and a division of CVS Pharmacy, Inc., from October 1999 though August 2009.

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

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2009	High	$30.47	$34.22	$37.75	$38.27	$38.27
	Low	$23.74	$27.08	$30.58	$27.38	$23.74
	Cash dividends per common share	$0.07625	$0.07625	$0.07625	$0.07625	$0.30500
2008:	High	$41.53	$44.29	$40.14	$34.90	$44.29
	Low	$34.91	$39.02	$31.81	$23.19	$23.19
	Cash dividends per common share	$0.06000	$0.06000	$0.06900	$0.06900	$0.25800

CVS Caremark has paid cash dividends every quarter since becoming a public company. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company’s Board of Directors. As of February 19, 2010 there were 19,726 registered shareholders according to the records maintained by our transfer agent.

The following table presents the total number of shares purchased by the Company during the fourth quarter of 2009, the average price paid per share, the number of shares that were purchased as part of two publicly announced repurchase programs, and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2009 through October 31, 2009	11,943,509	$36.59	11,943,509	$956,229
November 1, 2009 through November 30, 2009	8,340,000	$30.68	8,340,000	$1,745,047,026
December 1, 2009 through December 31, 2009	7,832,165	$31.29	7,832,165	$1,500,000,393

(1)	On May 7, 2008, the Company’s Board of Directors authorized, effective May 21, 2008, a share repurchase program for up to $2.0 billion of outstanding common stock (the “2008 Repurchase Program”). During the fourth quarter of 2009, the Company repurchased 11.9 million shares of common stock for approximately $0.4 billion pursuant to the 2008 Repurchase Program. The shares were placed into the Company’s treasury upon delivery. The 2008 Repurchase Program was completed in November 2009.

(2)	On November 4, 2009, the Company’s Board of Directors authorized a share repurchase program for up to $2.0 billion of the Company’s outstanding common stock (the “2009 Repurchase Program”). The specific timing and amount of repurchases under the 2009 Repurchase Program will vary based on market conditions and other factors. During the fourth quarter of 2009, the Company repurchased 16.1 million shares of common stock for approximately $500 million pursuant to the 2009 Repurchase Program. The shares were placed into the Company’s treasury upon delivery. The 2009 Repurchase Program may be modified, extended or terminated by the Board of Directors at any time.

Item 6. Selected Financial Data

The selected consolidated financial data of CVS Caremark Corporation as of and for the periods indicated in the five-year period ended December 31, 2009 have been derived from the consolidated financial statements of CVS Caremark Corporation. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and the audit reports of Ernst & Young LLP, which are incorporated elsewhere herein.

In millions, except per share amounts	2009(1)	2008(1)	2007(1)(2)	2006(1)	2005(1)
Statement of operations data:
Net revenues	$98,729	$87,472	$76,330	$43,821	$37,007
Gross profit	20,380	18,290	16,108	11,742	9,695
Operating expenses(3)	13,942	12,244	11,314	9,300	7,675

Operating profit(4)	6,438	6,046	4,794	2,442	2,020
Interest expense, net	525	509	435	216	111
Income tax provision(5)	2,205	2,193	1,722	857	684

Income from continuing operations	3,708	3,344	2,637	1,369	1,225
Loss from discontinued operations, net of income tax benefit(6)	(12)	(132)	—	—	—

Net income	$3,696	$3,212	$2,637	$1,369	$1,225

Per common share data:
Basic earnings per common share:
Income from continuing operations	$2.59	$2.32	$1.97	$1.65	$1.49
Loss from discontinued operations	(0.01)	(0.09)	—	—	—

Net income	$2.58	$2.23	$1.97	$1.65	$1.49

Diluted earnings per common share:
Income from continuing operations	$2.56	$2.27	$1.92	$1.60	$1.45
Loss from discontinued operations	(0.01)	(0.09)	—	—	—

Net income	$2.55	$2.18	$1.92	$1.60	$1.45

Cash dividends per common share	$0.30500	$0.25800	$0.22875	$0.15500	$0.14500
Balance sheet and other data:
Total assets	$61,641	$60,960	$54,722	$20,574	$15,247
Long-term debt	$8,756	$8,057	$8,350	$2,870	$1,594
Total shareholders’ equity	$35,768	$34,574	$31,322	$9,918	$8,331
Number of stores (end of year)	7,074	6,981	6,301	6,205	5,474

(1)	On December 23, 2008, our Board of Directors approved a change in our fiscal year-end from the Saturday nearest December 31 of each year to December 31 of each year to better reflect our position in the health care, rather than the retail, industry. The fiscal year change was effective beginning with the fourth quarter of fiscal 2008. As you review our operating performance, please consider that fiscal 2009 includes 365 days; fiscal 2008 includes 368 days, compared to each of the remaining fiscal years presented, which include 364 days.

(2)	Effective March 22, 2007, Caremark Rx, Inc. was merged into a newly formed subsidiary of CVS Corporation, with Caremark Rx, L.L.C., continuing as the surviving entity (the “Caremark Merger”). Following the Caremark Merger, the name of the Company was changed to “CVS Caremark Corporation.” By virtue of the Caremark Merger, each issued and outstanding share of Caremark common stock, par value $0.001 per share, was converted into the right to receive 1.67 shares of CVS Caremark’s common stock, par value $0.01 per share. Cash was paid in lieu of fractional shares.

(3)	In 2006, the Company adopted the SEC Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements.” The adoption of this SAB resulted in a $40 million pre-tax ($25 million after-tax) decrease in operating expenses for 2006.

(4)	Operating profit includes the pre-tax effect of the charge discussed in Note (3) above.

(5)	Income tax provision includes the effect of the following: (i) in 2009, the recognition of $167 million of previously unrecognized tax benefits, including interest, relating to the expiration of various statutes of limitation and settlements with tax authorities, (ii) in 2006, a $11 million reversal of previously recorded tax reserves through the tax provision principally based on resolving certain state tax matters, and (iii) in 2005, a $53 million reversal of previously recorded tax reserves through the tax provision principally based on resolving certain state tax matters.

(6)	In connection with certain business dispositions completed between 1991 and 1997, the Company continues to guarantee store lease obligations for a number of former subsidiaries, including Linens ‘n Things. On May 2, 2008, Linens Holding Co. and certain affiliates, which operate Linens ‘n Things, filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Pursuant to the court order entered on October 16, 2008, Linens Holding Co. is in the process of liquidating the entire Linens ‘n Things retail chain. The loss from discontinued operations includes $12 million of lease-related costs ($19 million, net of an $7 million income tax benefit), and $132 million ($214 million, net of an $82 million income tax benefit) for 2009 and 2008 respectively, which the Company believes it will likely be required to satisfy pursuant to its Linens ‘n Things lease guarantees.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We refer you to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which includes our “Cautionary Statement Concerning Forward-Looking Statements” at the end of such section, on pages 40 through 41 of our Annual Report to Stockholders for the fiscal year ended December 31, 2009, which section is incorporated by reference herein.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2009, the Company had no derivative financial instruments or derivative commodity instruments in place and believes that its exposure to market risk associated with other financial instruments, principally interest rate risk inherent in its debt portfolio, is not material.

Item 8. Financial Statements and Supplementary Data

We refer you to the “Consolidated Statements of Operations,” “Consolidated Balance Sheets,” “Consolidated Statements of Shareholders’ Equity,” “Consolidated Statements of Cash Flows,” and “Notes to Consolidated Financial Statements,” on pages 44 through 71, and “Report of Independent Registered Public Accounting Firm” on page 73 of our Annual Report to Stockholders for the fiscal year ended December 31, 2009, which sections are incorporated by reference herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of December 31, 2009, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Internal control over financial reporting: We refer you to “Management’s Report on Internal Control Over Financial Reporting” on page 42 and “Report of Independent Registered Public Accounting Firm” on page 73 of our Annual Report to Stockholders for the fiscal year ended December 31, 2009, which are incorporated by reference herein, for Management’s report on the Registrant’s internal control over financial reporting and the Independent Registered Public Accounting Firm’s report with respect to the effectiveness of internal control over financial reporting.

Changes in internal control over financial reporting: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that occurred during the fourth quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

No events have occurred during the fourth quarter that would require disclosure under this item.

PART III

Item 10. Directors and Executive Officers of the Registrant

We refer you to our Proxy Statement for the 2010 Annual Meeting of Stockholders under the captions “Committees of the Board,” “Code of Conduct,” “Director Nominations,” “Audit Committee Report,” “Biographies of our Board Nominees,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which sections are incorporated by reference herein. Biographical information on our executive officers is contained in Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation

We refer you to our Proxy Statement for the 2010 Annual Meeting of Stockholders under the captions “Executive Compensation and Related Matters,” including “Compensation Discussion & Analysis” and “Management Planning and Development Committee Report,” which sections are incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We refer you to our Proxy Statement for the 2010 Annual Meeting of Stockholders under the captions “Share Ownership of Directors and Certain Executive Officers,” “Share Ownership of Principal Stockholders” and “Item 3: Adoption of 2010 Incentive Compensation Plan,” which sections are incorporated by reference herein, for information concerning security ownership of certain beneficial owners and management and related stockholder matters.

Item 13. Certain Relationships and Related Transactions and Director Independence

We refer you to our Proxy Statement for the 2010 Annual Meeting of Stockholders under the caption “Independence Determinations for Directors” and “Certain Transactions with Directors and Officers,” which sections are incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

We refer you to our Proxy Statement for the 2010 Annual Meeting of Stockholders under the caption “Item 2: Ratification of Appointment of Independent Registered Public Accounting Firm,” which section is incorporated by reference herein.

PART IV

Item 15. Exhibits, Financial Statement Schedules

A. Documents filed as part of this report:

1.	Financial Statements:

The following financial statements are incorporated by reference from pages 22 through 71 and page 73 of our Annual Report to Stockholders for the fiscal year ended December 31, 2009, as provided in Item 8 hereof:

2.	Financial Statement Schedules

The following financial statement schedule is filed on page 45 of this report: Schedule II — Valuation and Qualifying Accounts. All other financial statement schedules are omitted because they are not applicable or the information is included in the financial statements or related notes.

B. Exhibits

Exhibits marked with an asterisk (*) are hereby incorporated by reference to exhibits or appendices previously filed by the Registrant as indicated in brackets following the description of the exhibit.

Exhibit	Description
1.1*	Underwriting Agreement dated September 5, 2008 by and among the Registrant and Lehman Brothers Inc., Banc of America Securities LLC, Deutsche Bank Securities Inc., Morgan Stanley & Co. Incorporated and Wachovia Capital Markets, LLC, as Representatives of the Underwriters [incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K dated September 5, 2008 (Commission File No. 001-01011)].

1.2*	Underwriting Agreement dated March 10, 2009 by and among the Registrant and Barclays Capital Inc., Banc of America Securities LLC, Deutsche Bank Securities Inc., Morgan Stanley & Co. Incorporated and Wachovia Capital Markets, LLC, as Representatives of the Underwriters [incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K dated March 13, 2009 (Commission File No. 001-01011)].

1.3*	Underwriting Agreement dated September 8, 2009 by and among the Registrant and Barclays Capital Inc., Banc of America Securities LLC, BNY Mellon Capital Markets, LLC, JP Morgan Securities Inc. and Wells Fargo Securities, LLC, as Representatives of the Underwriters [incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K dated September 11, 2009 (Commission File No. 001-01011)].

2.1*	Agreement and Plan of Merger dated as of November 1, 2006 among, the Registrant, Caremark Rx, Inc. and Twain MergerSub Corp. [incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement No. 333-139470 on Form S-4 filed December 19, 2006].

Exhibit	Description
2.2*	Amendment No. 1 dated as of January 16, 2007 to the Agreement and Plan of Merger dated as of November 1, 2006 among the Registrant, Caremark Rx, Inc. and Twain Merger Sub Corp. [incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement No. 333-139470 on Form S-4/A filed January 16, 2007].

2.3*	Waiver Agreement dated as of January 16, 2007 between the Registrant and Caremark Rx, Inc. with respect to the Agreement and Plan Merger dated as of November 1, 2006 by and between Registrant and Caremark Rx, Inc [incorporated by reference to Exhibit 2.3 to the Registrant’s Registration Statement No. 333-139470 on Form S-4/A filed January 16, 2007].

2.4*	Amendment to Waiver Agreement, dated as of February 12, 2007, between Registrant and Caremark Rx, Inc. [incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated February 13, 2007 (Commission File No. 001-01011)].

2.5*	Amendment to waiver agreement, dated as of March 8, 2007, between Registrant and Caremark Rx, Inc. [incorporated by reference to Exhibit 99.2 to the Registrants’ Current Report on Form 8-K dated March 8, 2007 (Commission File No. 001-01011)].

2.6*	Agreement and Plan of Merger dated as of August 12, 2008 among, the Registrant, Longs Drug Stores Corporation and Blue MergerSub Corp. [incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated August 13, 2008 (Commission File No. 001-01011)].

3.1*	Amended and Restated Certificate of Incorporation of the Registrant [incorporated by reference to Exhibit 3.1 of CVS Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (Commission File No. 001-01011)].

3.1A*	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective May 13, 1998 [incorporated by reference to Exhibit 4.1A to Registrant’s Registration Statement No. 333-52055 on Form S-3/A dated May 18, 1998].

3.1B*	Certificate of Amendment to the Amended and Restated Certificate of Incorporation [incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated March 22, 2007 (Commission File No. 001-01011)].

3.1C*	Certificate of Merger dated May 9, 2007 [incorporated by reference to Exhibit 3.1C to Registrant’s Quarterly Report on Form 10-Q dated November 1, 2007 (Commission File No. 001-01011)].

3.2*	By-laws of the Registrant, as amended and restated [incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated January 21, 2009 (Commission File No. 001-01011)].

4	Pursuant to Regulation S-K, Item 601(b)(4)(iii)(A), no instrument which defines the rights of holders of long-term debt of the Registrant and its subsidiaries is filed with this report. The Registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

4.1*	Specimen common stock certificate [incorporated by reference to Exhibit 4.1 to the Registration Statement of the Registrant on Form 8-B dated November 4, 1996 (Commission File No. 001-01011)].

4.2*	Specimen First Supplemental Indenture between Registrant and The Bank of New York Trust Company, N. A., a national banking association [incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 22, 2007 (Commission File No. 001-01011)].

4.3*	Specimen ECAPSSM [incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated May 22, 2007 (Commission File No. 001-01011)].

Exhibit	Description
10.1*	Stock Purchase Agreement dated as of October 14, 1995 between The TJX Companies, Inc. and Melville Corporation, as amended November 17, 1995 [incorporated by reference to Exhibits 2.1 and 2.2 to Melville’s Current Report on Form 8-K dated December 4, 1995 (Commission File No. 001-01011)].

10.2*	Stock Purchase Agreement dated as of March 25, 1996 between Melville Corporation and Consolidated Stores Corporation, as amended May 3, 1996 [incorporated by reference to Exhibits 2.1 and 2.2 to Melville’s Current Report on Form 8-K dated May 5, 1996 (Commission File No. 001-01011)].

10.3*	Distribution Agreement dated as of September 24, 1996 among Melville Corporation, Footstar, Inc. and Footstar Center, Inc. [incorporated by reference to Exhibit 99.1 to Melville’s Current Report on Form 8-K dated October 28, 1996 (Commission File No. 001-01011)].

10.4*	Tax Disaffiliation Agreement dated as of September 24, 1996 among Melville Corporation, Footstar, Inc. and certain subsidiaries named therein [incorporated by reference to Exhibit 99.2 to Melville’s Current Report on Form 8-K dated October 28, 1996 (Commission File No. 001-01011)].

10.5*	Stockholder Agreement dated as of December 2, 1996 between the Registrant, Nashua Hollis CVS, Inc. and Linens ‘n Things, Inc. [incorporated by reference to Exhibit 10(i)(6) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 001-01011)].

10.6*	Tax Disaffiliation Agreement dated as of December 2, 1996 between the Registrant and Linens ‘n Things, Inc. and certain of their respective affiliates [incorporated by reference to Exhibit 10(i)(7) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 001-01011)].

10.7*	Supplemental Retirement Plan for Select Senior Management of CVS Caremark Corporation I as amended and restated in December 2008 [incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (Commission File No. 001-01011)].

10.8*	Caremark Rx, Inc. Special Retirement Plan [incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007 (Commission File No. 001-01011)].

10.9*	CVS Corporation 1996 Directors Stock Plan, as amended and restated November 5, 2002 [incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (Commission File No. 001-01011)].

10.10*	CVS Caremark Deferred Stock Compensation Plan, as amended and restated [incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (Commission File No. 001-01011)].

10.11*	1997 Incentive Compensation Plan as amended through December 2008 [incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (Commission File No. 001-01011)].

10.12*	2007 Incentive Plan, as amended and restated through December 2008 [incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (Commission File No. 001-01011)].

10.13*	Caremark Rx, Inc. 2004 Incentive Stock Plan [incorporated by reference to Exhibit 99.2 of the Registrant’s Registration Statement No. 333-141481 on Form S-8 filed March 22, 2007].

Exhibit	Description
10.14*	Caremark Rx, Inc. Deferred Compensation Plan, effective April 1, 2005, as amended and restated through December 2008 [incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (Commission File No. 001-01011)].

10.15*	CVS Caremark Deferred Compensation Plan as amended and restated through December 2008 [incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (Commission File No. 001-01011)].

10.16*	CVS Partnership Equity Program [incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 27, 1998 (Commission File No. 001-01011)].

10.17*	2007 Employee Stock Purchase Plan [incorporated by reference to Exhibit D of the Registrant’s Definitive Proxy Statement filed April 4, 2007 (Commission File No. 001-01011)].

10.18*	Description of the Executive Retention Program [incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000 (Commission File No. 001-01011)].

10.19*	Five Year Credit Agreement dated as of June 3, 2005 by and among the Registrant, the lenders party hereto, Bank of America, N.A., Credit Suisse First Boston, Wachovia Securities, Inc., and National Association as Co-Syndication Agents, Suntrust Bank as Documentation Agent, and The Bank of New York, as Administrative Agent [incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2005 (Commission File No. 001-01011)].

10.20*	Retention Agreement dated as of August 5, 2005 between the Registrant and the Registrant’s President and Chief Executive Officer [incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2005 (Commission File No. 001-01011)].

10.21*	Form of Restricted Stock Unit Agreement between the Registrant and the Registrant’s President and Chief Executive Officer [incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2005 (Commission File No. 001-01011)].

10.22*	Five Year Credit Agreement dated as of May 12, 2006 by and among the Registrant, the lenders party thereto, Bank of America, N.A., Lehman Brothers Inc. and Wachovia Bank, N.A., as Co-Syndication Agents, Keybank N.A., as Documentation Agent, and The Bank of New York, as Administrative Agent [incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated June 2, 2006 (Commission File No. 001-01011)].

10.23*	Amended and Restated Employment Agreement dated as of December 22, 2008 between the Registrant and the Registrant’s Chairman of the Board, President and Chief Executive Officer [incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (Commission File No. 001-01011)].

10.24*	Amended and Restated Employment Agreement dated as of December 22, 2008 between the Registrant and the Registrant’s Executive Vice President, Chief Financial Officer and Chief Administrative Officer [incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (Commission File No. 001-01011)].

10.25*	Amended and Restated Employment Agreement dated as of December 22, 2008 between the Registrant and the Registrant’s Executive Vice President and President of CVS/pharmacy – Retail [incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (Commission File No. 001-01011)].

Exhibit	Description
10.26*	Amended and Restated Employment Agreement dated as of December 22, 2008 between the Registrant and the Registrant’s Executive Vice President and Chief Legal Officer [incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (Commission File No. 001-01011)].

10.27*	Amendment dated as of December 22, 2008 to Term Sheet Agreement dated as of March 22, 2007 between the Registrant and the Registrant’s Executive Vice President and President of Caremark Pharmacy Services [incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 001-01011)].

10.28*	Term Sheet Agreement effective as of March 22, 2007 between the Registrant and the Registrant’s Executive Vice President and President of Caremark Pharmacy Services [incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (Commission File No. 001-01011)].

10.29*	Five Year Credit Agreement dated as of March 12, 2007 by and among the Registrant, the lenders party thereto, Lehman Commercial Paper Inc., and Wachovia Bank, N.A., as Co-Syndication Agents, Morgan Stanley Senior Funding, Inc. as Documentation Agent, and the Bank of New York, as Administrative Agent [incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 22, 2007 (Commission File No. 001-01011)].

10.30*	Bridge Credit Agreement dated as of March 15, 2007 by and among the Registrant, the lenders party thereto, Lehman Commercial Paper Inc., as Administration Agent, Morgan Stanley Senior Funding, Inc., as Syndication Agent, The Bank of New York, Bank of America, N.A. and Wachovia Bank, N.A., as Co-Documentation Agents [incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated March 22, 2007 (Commission File No. 001-01011)].

10.31*	Global Amendment dated as of March 15, 2007, to i) Five Year Credit Agreement dated as of June 11, 2004, (ii) Five Year Credit Agreement dated as of June 2, 2005, (iii) Five Year Credit Agreement dated as of May 12, 2006, (iv) Five Year Credit Agreement, dated as of March 12, 2007, and (v) 364 Day Credit Agreement, dated as of March 12, 2007 [incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated March 22, 2007 (Commission File No. 001-01011)].

10.32*	Credit Agreement dated September 12, 2008 by and among the Registrant, the Lenders party thereto, Lehman Commercial Paper Inc., as Administrative Agent, Deutsche Bank Securities Inc., as Syndication Agent, and Bank of America, N.A., Morgan Stanley Bank, and Wachovia Bank, N.A., as Co-Documentation Agents [incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2008 (Commission File No. 001-01011)].

10.33*	Amendment to the Caremark Rx, Inc. Special Retirement Plan dated December 2008 [incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (Commission File No. 001-01011)].

10.34*	Universal 409A Definition Document dated December 31, 2008 [incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (Commission File No. 001-01011)].

10.35*	Early Retirement Agreement dated November 4, 2009 between the Registrant and the Registrant’s Executive Vice President, Chief Financial Officer and Chief Administrative Officer [incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 6, 2009 (Commission File No. 001-01011)].

10.36	Form of Non-Qualified Stock Option Agreements between the Registrant and the selected employees of the Registrant.

Exhibit	Description
10.37	Form of Restricted Stock Unit Agreement between the Registrant and the selected employees of the Registrant.

10.38	CVS Caremark Long-Term Incentive Plan.

10.39	Separation Agreement between the Registrant and the Registrant’s Executive Vice President and President of Caremark Pharmacy Services dated December 21, 2009.

10.40	Partnership Equity Program Purchased Share, Matching Restricted Stock Unit and Stock Option Agreement between the Registrant and selected employees of the Registrant.

13	Portions of the 2009 Annual Report to Stockholders of CVS Caremark Corporation, which are specifically designated in this Form 10-K as being incorporated by reference.

21	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the CVS Caremark Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2009 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

Schedule II — Valuation and Qualifying Accounts

In millions	Balance at Beginning of Year	Additions Charged to Bad Debt Expense	Write-offs Charged to Allowance	Balance at End of Year
Accounts Receivable — Allowance for Doubtful Accounts:
Fiscal Year Ended December 31, 2009	$189	$188	$105	$272
Fiscal Year Ended December 31, 2008	108	121	40	189
Fiscal Year Ended December 29, 2007	74	91	57	108

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CVS CAREMARK CORPORATION

Date: February 26, 2010	By:	/s/ DAVID M. DENTON
David M. Denton
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ EDWIN M. BANKS	Director	February 26, 2010
Edwin M. Banks

/s/ C. DAVID BROWN II	Director	February 26, 2010
C. David Brown II

/s/ LAIRD K. DANIELS Laird K. Daniels	Senior Vice President – Finance and Controller (Principal Accounting Officer)	February 26, 2010

/s/ DAVID M. DENTON David M. Denton	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2010

/s/ DAVID. W. DORMAN	Director	February 26, 2010
David W. Dorman

/s/ KRISTEN GIBNEY WILLIAMS	Director	February 26, 2010
Kristen Gibney Williams

/s/ MARIAN L. HEARD	Director	February 26, 2010
Marian L. Heard

/s/ WILLIAM H. JOYCE	Director	February 26, 2010
William H. Joyce

/s/ JEAN-PIERRE MILLON	Director	February 26, 2010
Jean-Pierre Millon

/s/ TERRENCE MURRAY	Director	February 26, 2010
Terrence Murray

/s/ C.A. LANCE PICCOLO	Director	February 26, 2010
C.A. Lance Piccolo

Signature	Title(s)	Date

/s/ SHELI Z. ROSENBERG	Director	February 26, 2010
Sheli Z. Rosenberg

/s/ THOMAS M. RYAN Thomas M. Ryan	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 26, 2010

/s/ RICHARD J. SWIFT	Director	February 26, 2010
Richard J. Swift