Form 10-Q
period 2010-03-31
CVS CAREMARK CORP
filed 2010-05-04
CIK 64803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2010

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

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, $0.01 par value, issued and outstanding at April 27, 2010:

1,360,884,000 shares

Part I	Item 1

CVS Caremark Corporation

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
In millions, except per share amounts	2010	2009
Net revenues	$23,760	$23,394
Cost of revenues	19,014	18,646

Gross profit	4,746	4,748
Operating expenses	3,336	3,371

Operating profit	1,410	1,377
Interest expense, net	128	142

Income before income tax provision	1,282	1,235
Income tax provision	510	492

Income from continuing operations	772	743
Loss from discontinued operations, net of tax	(2)	(5)

Net income	770	738
Net loss attributable to noncontrolling interest	1	—

Net income attributable to CVS Caremark	$771	$738

Basic earnings per common share:
Income from continuing operations attributable to CVS Caremark	$0.56	$0.51
Loss from discontinued operations	—	—

Net income attributable to CVS Caremark	$0.56	$0.51

Weighted average basic common shares outstanding	1,386	1,450

Diluted earnings per common share:
Income from continuing operations attributable to CVS Caremark	$0.55	$0.51
Loss from discontinued operations	—	(0.01)

Net income attributable to CVS Caremark	$0.55	$0.50

Weighted average diluted common shares outstanding	1,396	1,469

Dividends declared per common share	$0.08750	$0.07625

See accompanying notes to condensed consolidated financial statements.

Part I	Item 1

CVS Caremark Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

In millions, except per share amounts	March 31, 2010	December 31, 2009
Assets:
Cash and cash equivalents	$1,047	$1,086
Short-term investments	4	5
Accounts receivable, net	5,149	5,457
Inventories	10,275	10,343
Deferred income taxes	501	506
Other current assets	179	140

Total current assets	17,155	17,537
Property and equipment, net	8,044	7,923
Goodwill	25,674	25,680
Intangible assets, net	10,037	10,127
Other assets	374	374

Total assets	$61,284	$61,641

Liabilities:
Accounts payable	$4,043	$3,560
Claims and discounts payable	2,477	3,075
Accrued expenses	2,898	3,246
Short-term debt	515	315
Current portion of long-term debt	2,404	2,104

Total current liabilities	12,337	12,300
Long-term debt	8,454	8,756
Deferred income taxes	3,655	3,678
Other long-term liabilities	1,108	1,102
Commitments and contingencies (Note 7)
Redeemable noncontrolling interest	36	37

Shareholders’ equity:
Preferred stock, par value $0.01: 0.1 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01: 3,200 shares authorized; 1,616 shares issued and 1,371 shares outstanding at March 31, 2010 and 1,612 shares issued and 1,391 shares outstanding at December 31, 2009	16	16
Treasury stock, at cost: 243 shares at March 31, 2010 and 219 shares at December 31, 2009	(8,454)	(7,610)
Shares held in trust: 2 shares at March 31, 2010 and December 31, 2009	(56)	(56)
Capital surplus	27,314	27,198
Retained earnings	17,004	16,355
Accumulated other comprehensive loss	(130)	(135)

Total shareholders’ equity	35,694	35,768

Total liabilities and shareholders’ equity	$61,284	$61,641

See accompanying notes to condensed consolidated financial statements.

Part I	Item 1

CVS Caremark Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
In millions	2010	2009
Cash flows from operating activities:
Cash receipts from revenues	$22,918	$22,184
Cash paid for inventory and prescriptions dispensed by retail network pharmacies	(17,581)	(17,144)
Cash paid to other suppliers and employees	(3,916)	(3,859)
Interest received	1	2
Interest paid	(155)	(123)
Income taxes paid	(207)	(289)

Net cash provided by operating activities	1,060	771

Cash flows from investing activities:
Additions to property and equipment	(401)	(466)
Proceeds from sale-leaseback transactions	—	6
Proceeds from sale or disposal of assets	12	2
Acquisitions (net of cash acquired) and investments	(9)	13
Maturity of short-term investments	1	—

Net cash used in investing activities	(397)	(445)

Cash flows from financing activities:
Increase (decrease) in short-term debt	200	(1,626)
Issuance of long-term debt	—	999
Decrease in long-term debt	(1)	—
Dividends paid	(122)	(110)
Proceeds from exercise of stock options	97	55
Excess tax benefits from stock-based compensation	11	1
Repurchase of common stock	(887)	—

Net cash used in financing activities	(702)	(681)

Net decrease in cash and cash equivalents	(39)	(355)
Cash and cash equivalents at beginning of period	1,086	1,352

Cash and cash equivalents at end of period	$1,047	$997

Reconciliation of net income to net cash provided by operating activities:
Net income	$770	$738
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	358	354
Stock-based compensation	37	22
Deferred income taxes and other non-cash items	2	34
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	308	26
Inventories	68	93
Other current assets	(39)	(65)
Other assets	—	(24)
Accounts payable and claims and discounts payable	(115)	(115)
Accrued expenses	(335)	(270)
Other long-term liabilities	6	(22)

Net cash provided by operating activities	$1,060	$771

See accompanying notes to condensed consolidated financial statements.

Part I	Item 1

CVS Caremark Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CVS Caremark Corporation and its majority owned subsidiaries (the “Company”) have been prepared, in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. In accordance with such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in Exhibit 13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”).

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All material intercompany balances and transactions have been eliminated.

Fair Value of Financial Instruments

The Company utilizes the three-level valuation hierarchy for the recognition and disclosure of fair value measurements. The categorization of assets and liabilities within this hierarchy is based upon the lowest level of input that is significant to the measurement of fair value. The three levels of the hierarchy consist of the following:

•	Level 1 – Inputs to the valuation methodology are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•

Level 2 – Inputs to the valuation methodology are quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active or inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the instrument.

•

Level 3 – Inputs to the valuation methodology are unobservable inputs based upon management’s best estimate of inputs market participants could use in pricing the asset or liability at the measurement date, including assumptions about risk.

As of March 31, 2010, the Company’s financial instruments include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and short-term debt. Due to the short-term nature of these instruments, the Company’s carrying value approximates fair value. The Company invests in short-term money

Part I	Item 1

CVS Caremark Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

market funds, commercial paper, time deposits, as well as other available-for-sale debt securities that are classified as cash and cash equivalents within the accompanying condensed consolidated balance sheets, as these funds are highly liquid and readily convertible to known amounts of cash. These investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company’s short-term investments consist of certificates of deposit with initial maturities of greater than three months when purchased. These investments, which are classified within Level 1 of the fair value hierarchy, are carried at historical cost, which approximated fair value at March 31, 2010. The carrying amount and estimated fair value of the Company’s total long-term debt was $10.8 billion and $10.9 billion, respectively, as of March 31, 2010. The fair value of the Company’s total long-term debt was estimated based on rates currently offered to the Company for debt with identical terms and maturities, which is considered Level 1 of the fair value hierarchy. There were no outstanding derivative financial instruments as of March 31, 2010 and December 31, 2009.

Recently Adopted Accounting Pronouncement

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 167 (not yet codified in the Accounting Standards Codification (“ASC”)), “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”). The standard amends the content within ASC 810 Consolidations (formerly FASB Interpretations No. 46 (R)) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest. The determination of whether a company is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and a company’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. Additional disclosures are required to identify a company’s involvement with the VIE and any significant changes in risk exposure due to such involvement. SFAS 167 is effective for all new and existing VIEs as of the beginning of the first fiscal year that begins after November 15, 2009. The adoption of SFAS 167 during the three months ended March 31, 2010 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

Reclassifications

Certain reclassifications have been made to the condensed consolidated financial statements for the three months ended March 31, 2009 to conform to the 2010 presentation.

Note 2 – Discontinued Operations

In connection with certain business dispositions completed between 1991 and 1997, the Company retained guarantees on store lease obligations for a number of former subsidiaries, including Linens ‘n Things. On May 2, 2008, Linens Holding Co. and certain affiliates, which operate Linens ‘n Things, filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Company’s loss from discontinued operations for the three months ended March 31, 2010 and 2009 included $2 million ($3 million, net of a $1 million income tax benefit) and $5 million ($8 million, net of a $3 million income tax benefit) of lease-related costs, respectively.

Note 3 – Segment Reporting

The Company currently has three segments: Pharmacy Services, Retail Pharmacy and Corporate. The Company’s segments maintain separate financial information for which operating results are evaluated on a regular

Part I	Item 1

CVS Caremark Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

basis by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company evaluates its Pharmacy Services and Retail Pharmacy segment performance based on net revenue, gross profit and operating profit before the effect of nonrecurring charges and gains and certain intersegment activities. The Company evaluates the performance of its Corporate segment based on operating expenses before the effect of nonrecurring charges and gains and certain intersegment activities.

The Pharmacy Services segment provides a full range of pharmacy benefit management (“PBM”) services including mail order pharmacy services, specialty pharmacy services, plan design consultation and administration, formulary management and claims processing. The Company’s customers are primarily employers, insurance companies, unions, government employee groups, managed care organizations, other sponsors of health benefit plans and individuals throughout the United States. In addition, through the Company’s SilverScript Insurance Company (“SilverScript”) and Accendo Insurance Company (“Accendo”) subsidiaries, the Company is a national provider of drug benefits to eligible beneficiaries under the Federal Government’s Medicare Part D program. Currently, the pharmacy services business operates under the Caremark Pharmacy Services®, Caremark®, CVS Caremark™, CarePlus CVS/pharmacy™, CarePlus™, RxAmerica®, AccordantCare™ and TheraCom® names. As of March 31, 2010, the Pharmacy Services segment operated 47 specialty pharmacy stores, 18 specialty mail order pharmacies and six mail service pharmacies located in 25 states, Puerto Rico and the District of Columbia.

Our Retail Pharmacy segment sells prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, photo finishing, seasonal merchandise, greeting cards and convenience foods through our CVS/pharmacy® and Longs Drug® retail stores and online through CVS.com®. As of March 31, 2010, the Retail Pharmacy segment included 7,063 retail drugstores, of which 7,005 operated a pharmacy, the online retail website, CVS.com and 568 retail health care clinics. The retail drugstores are located in 41 states, Puerto Rico and the District of Columbia operating primarily under the CVS/pharmacy or Longs Drug names. The retail health care clinics operate under the MinuteClinic® name, of which 556 are located within CVS/pharmacy stores. MinuteClinics are staffed by nurse practitioners and physician assistants who utilize nationally recognized protocols to diagnose and treat minor health conditions, perform health screenings, monitor chronic health conditions and deliver vaccinations.

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

CVS Caremark Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following is a reconciliation of the Company’s business segments to the condensed consolidated financial statements as of and for the respective periods:

In millions	Pharmacy Services Segment(1)	Retail Pharmacy Segment	Corporate Segment	Intersegment Eliminations(2)	Consolidated Totals
Three Months Ended
March 31, 2010:
Net revenues	$11,836	$13,978	$—	$(2,054)	$23,760
Gross profit	782	3,987	—	(23)	4,746
Operating profit (loss)	538	1,030	(135)	(23)	1,410
March 31, 2009(3):
Net revenues	$11,535	$13,497	$—	$(1,638)	$23,394
Gross profit	798	3,956	—	(6)	4,748
Operating profit (loss)	537	972	(126)	(6)	1,377
Total assets:
March 31, 2010	$32,457	$28,383	$893	$(449)	$61,284
December 31, 2009	33,082	28,302	774	(517)	61,641
Goodwill:
March 31, 2010	$18,874	$6,800	$—	$—	$25,674
December 31, 2009	18,879	6,801	—	—	25,680

(1)	Net revenues of the Pharmacy Services segment include approximately $1.7 billion of retail co-payments for both the three months ended March 31, 2010 and 2009.

(2)	Intersegment eliminations relate to two types of transactions: (i) Intersegment revenues that occur when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue on a standalone basis, and (ii) Intersegment revenues, gross profit and operating profit that occur when Pharmacy Services segment customers, through the Company’s intersegment activities (such as the Maintenance Choice™ program), elect to pick-up their maintenance prescriptions at Retail Pharmacy segment stores instead of receiving them through the mail. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue, gross profit and operating profit on a standalone basis. As a result, both the Pharmacy Services and the Retail Pharmacy segments include the following results associated with this activity: net revenues of $340 million and $98 million for the three months ended March 31, 2010 and 2009, respectively; gross profit of $23 million and $6 million for the three months ended March 31, 2010 and 2009, respectively; and operating profit of $23 million and $6 million for the three months ended March 31, 2010 and 2009, respectively.

(3)	The results for the three months ended March 31, 2009 have been revised to conform to the 2010 presentation.

Part I	Item 1

CVS Caremark Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 – Comprehensive Income

The following are the components of comprehensive income:

	Three Months Ended March 31,
In millions	2010	2009
Net income	$770	$738
Net cash flow hedges, net of tax	1	1
Pension adjustment, net of tax	4	—

Comprehensive income	775	739
Comprehensive loss attributable to noncontrolling interest	1	—

Comprehensive income attributable to CVS Caremark	$776	$739

Note 5 – Interest Expense

The following are the components of net interest expense:

	Three Months Ended March 31,
In millions	2010	2009
Interest expense	$129	$144
Interest income	(1)	(2)

Interest expense, net	$128	$142

Note 6 – Earnings Per Share

Basic earnings per common share attributable to CVS Caremark is computed by dividing: (i) net income attributable to CVS Caremark by (ii) the weighted average number of common shares outstanding during the period (the “Basic Shares”).

Diluted earnings per common share attributable to CVS Caremark is computed by dividing: (i) net income attributable to CVS Caremark by (ii) Basic Shares plus the additional shares that would be issued assuming that all dilutive stock awards are exercised. Options to purchase approximately 25.9 million and approximately 33.6 million shares of common stock were outstanding but were not included in the calculation of diluted earnings per share for the three months ended March 31, 2010 and 2009, respectively, because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Part I	Item 1

CVS Caremark Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following is a reconciliation of basic and diluted earnings per common share for the respective periods:

	Three Months Ended March 31,
In millions, except per share amounts	2010	2009
Numerators for earnings per common share calculations:
Income from continuing operations	$772	$743
Net loss attributable to noncontrolling interest	1	—

Income from continuing operations attributable to CVS Caremark	773	743
Loss from discontinued operations, net of tax	(2)	(5)

Net income attributable to CVS Caremark, basic and diluted	$771	$738

Denominators for earnings per common share calculations:
Weighted average common shares, basic	1,386	1,450
Effect of dilutive securities:
ESOP preference stock	—	6
Stock options	9	9
Restricted stock units	1	4

Weighted average common shares, diluted	1,396	1,469

Basic earnings per common share:
Income from continuing operations attributable to CVS Caremark	$0.56	$0.51
Loss from discontinued operations	—	—

Net income attributable to CVS Caremark	$0.56	$0.51

Diluted earnings per common share:
Income from continuing operations attributable to CVS Caremark	$0.55	$0.51
Loss from discontinued operations	—	(0.01)

Net income attributable to CVS Caremark	$0.55	$0.50

Note 7 – Commitments and Contingencies

Between 1991 and 1997, the Company sold or spun off a number of subsidiaries, including Bob’s Stores, Linens ’n Things, Marshalls, Kay-Bee Toys, Wilsons, This End Up and Footstar. In many cases, when a former subsidiary leased a store, the Company provided a guarantee of the store’s lease obligations. When the subsidiaries were disposed of, the Company’s guarantees remained in place, although each initial purchaser has indemnified the Company for any lease obligations the Company may be required to satisfy. If any of the purchasers or any of the former subsidiaries were to become insolvent and failed to make the required payments under a store lease, the Company could be required to satisfy these obligations. As of March 31, 2010, the Company guaranteed approximately 70 such store leases (excluding the lease guarantees related to Linens ’n Things, which are discussed in Note 2), with the maximum remaining lease term extending through 2018. Management believes the ultimate disposition of any of the remaining guarantees will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or future cash flows.

Part I	Item 1

CVS Caremark Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Caremark (the term “Caremark” being used herein to generally refer to any one or more PBM subsidiaries of the Company, as applicable) is a defendant in a qui tam lawsuit initially filed by a relator on behalf of various state and federal government agencies in Texas federal court in 1999. The case was unsealed in May 2005. The case seeks monetary damages and alleges that Caremark’s processing of Medicaid and certain other government claims on behalf of its clients (which allegedly resulted in underpayments from our clients to the applicable government agencies) violates applicable federal or state false claims acts and fraud statutes. The United States and the States of Texas, Tennessee, Florida, Arkansas, Louisiana and California intervened in the lawsuit, but Tennessee and Florida withdrew from the lawsuit in August 2006 and May 2007, respectively. The parties previously filed cross motions for partial summary judgment, and in August 2008, the court granted several of Caremark’s motions and denied the motions filed by the plaintiffs. The court’s rulings are favorable to Caremark and substantially limit the ability of the plaintiffs to assert false claims act allegations or statutory or common law theories of recovery based on Caremark’s processing of Medicaid and other government reimbursement requests. The state plaintiffs and the relator filed motions asking the court to reconsider its rulings, and these motions were subsequently denied. The court’s rulings are on appeal before the United States Court of Appeals for the Fifth Circuit. In April 2009, the State of Texas filed a purported civil enforcement action against Caremark for injunctive relief, damages and civil penalties in Travis County, Texas alleging that Caremark violated the Texas Medicaid Fraud Prevention Act and other state laws based on our processing of Texas Medicaid claims on behalf of PBM clients. The claims and issues raised in this lawsuit are related to the claims and issues pending in the federal qui tam lawsuit described above.

In December 2007, the Company received a document subpoena from the Office of Inspector General, United States Department of Health and Human Services (“OIG”), requesting information relating to the processing of Medicaid and other government agency claims on an adjudication platform of Caremark. The Company has initiated discussions with the OIG and with the U.S. Department of Justice concerning our government claims processing activities on the two adjudication platforms used by Caremark and one adjudication platform used by the Company’s subsidiary PharmaCare. In October 2009, the Company received two civil investigative demands from the Office of the Attorney General of the State of Texas requesting information produced under the OIG subpoena referenced above. The civil investigative demands are substantively identical and state that the Office of the Attorney General of the State of Texas is investigating allegations currently pending under seal relating to two adjudication platforms of Caremark. The Company is cooperating with the requests for information contained in the OIG subpoena and in these two civil investigative demands. The Company cannot predict with certainty the timing or outcome of any review of such information.

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

CVS Caremark Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Various lawsuits have been filed alleging that Caremark has violated applicable antitrust laws in establishing and maintaining retail pharmacy networks for client health plans. In August 2003, Bellevue Drug Co., Robert Schreiber, Inc. d/b/a Burns Pharmacy and Rehn-Huerbinger Drug Co. d/b/a Parkway Drugs #4, together with Pharmacy Freedom Fund and the National Community Pharmacists Association filed a putative class action against Caremark in Pennsylvania federal court, seeking treble damages and injunctive relief. The claims were initially sent to arbitration based on contract terms between the pharmacies and Caremark.

In October 2003, two independent pharmacies, North Jackson Pharmacy, Inc. and C&C, Inc. d/b/a Big C Discount Drugs, Inc. filed a putative class action complaint in Alabama federal court against Caremark and two PBM competitors, seeking treble damages and injunctive relief. One of these cases was transferred to Illinois federal court, and the other case was sent to arbitration based on contract terms between the pharmacies and Caremark. The arbitration was then stayed by the parties pending developments in the court case.

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

Beginning in November 2008, the Company received and has been responding to several subpoenas from the Drug Enforcement Administration (“DEA”), Los Angeles Field Division, requesting sales data and other information regarding the Company’s distribution of products containing pseudoephedrine (“PSE”) at certain retail pharmacies and from one California distribution center. In September 2009, the United States Attorney’s Office for the Central District of California (“USAO”) and the DEA commenced discussions with the Company regarding whether, in late 2007 and 2008, the Company distributed PSE in violation of the Controlled Substances Act. Violations of the Controlled Substances Act could result in the imposition of civil and/or criminal penalties against the Company. In addition, the DEA has issued an order to show cause against certain retail pharmacies and the Company’s La Habra, California distribution center which could result in administrative action against the Company’s DEA registrations for these facilities. Discussions are underway to resolve these matters, but whether an agreement can be reached and on what terms are uncertain.

In August 2009, the Company was notified by the Federal Trade Commission (the “FTC”) that it is conducting a non-public investigation under the Federal Trade Commission Act into certain of the Company’s business practices. In March 2010, the Company learned that various State Attorneys General offices and certain other government agencies are conducting a multi-state investigation of the Company regarding issues similar to those being investigated by the FTC. At this time, there are 24 states, the District of Columbia, and the County of Los Angeles, are known to be participating in this multi-state investigation. The Company is cooperating in these investigations and is producing documents and other information on a rolling basis. The Company is not able to predict with certainty the timing or outcome of these investigations. However, it remains confident that its business practices and service offerings (which are designed to reduce health care costs and expand consumer choice) are being conducted in compliance with the antitrust laws.

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

In January 2010, the Company received a subpoena from the OIG in connection with an investigation of possible false or otherwise improper claims for payment under the Medicare and Medicaid programs. The subpoena requests retail pharmacy claims data for “dual eligible” customers (i.e., customers with both Medicaid and private insurance coverage), information concerning the Company’s retail pharmacy claims processing systems, copies of pharmacy payor contracts and other documents and records. The Company is cooperating with the request for information and intends to produce responsive documents on a rolling basis. Further in March 2010, the Company received a subpoena from the OIG requesting information about programs under which the Company has offered customers remuneration conditioned upon the transfer of prescriptions for drugs or medications to our pharmacies in the form of gift cards, cash, non-prescription merchandise or discounts or coupons for non-prescription merchandise. The subpoena relates to an investigation of possible false or otherwise improper claims for payment under the Medicare and Medicaid programs. The Company is cooperating with both of these requests for information and intends to produce responsive documents on a rolling basis. The Company cannot predict with certainty the timing or outcome of any reviews by the government of such information.

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

CVS Caremark Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company cannot predict the ultimate outcome of the legal matters disclosed above. Management does not believe, however, that the outcome of any of these legal matters will have a material adverse effect on the Company.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

CVS Caremark Corporation:

We have reviewed the condensed consolidated balance sheets of CVS Caremark Corporation (the Company) as of March 31, 2010, and the related condensed consolidated statements of income and cash flows for the three month periods ended March 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CVS Caremark Corporation as of December 31, 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the fiscal year then ended not presented herein and in our report dated February 26, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

May 4, 2010

Boston, Massachusetts

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of Our Business

CVS Caremark Corporation (“CVS Caremark”, the “Company”, “we” or “us”) is the largest pharmacy health care provider in the United States. As a fully integrated pharmacy services company, we believe we can drive value for our customers by effectively managing pharmaceutical costs and improving health care outcomes through our pharmacy benefit management, mail order and specialty pharmacy division, Caremark Pharmacy Services®; our over 7,000 CVS/pharmacy® retail drugstores; our retail-based health clinic subsidiary, MinuteClinic®; and our online pharmacy, CVS.com®.

We currently have three segments: Pharmacy Services, Retail Pharmacy and Corporate.

Our Pharmacy Services segment provides a full range of pharmacy benefit management (“PBM”) services including mail order pharmacy services, specialty pharmacy services, plan design and administration, formulary management and claims processing. Our clients are primarily employers, insurance companies, unions, government employee groups, managed care organizations and other sponsors of health benefit plans and individuals throughout the United States. In addition, through the Company’s SilverScript and Accendo subsidiaries, the Company is a national provider of drug benefits to eligible beneficiaries under the Federal Government’s Medicare Part D program.

Our Retail Pharmacy segment sells prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, photo finishing, seasonal merchandise, greeting cards and convenience foods through our CVS/pharmacy and Longs Drug retail stores and online through CVS.com. Our Retail Pharmacy segment also provides health care services through our MinuteClinic health care clinics. MinuteClinics are staffed by nurse practitioners and physician assistants who utilize nationally recognized protocols to diagnose and treat minor health conditions, perform health screenings, monitor chronic health conditions and deliver vaccinations. We believe our clinics provide quality services that are quick, high quality, affordable and convenient.

The Corporate segment provides management and administrative services to support the Company. The Corporate segment consists of certain aspects of our executive management, corporate relations, legal, compliance, human resources, corporate information technology and finance departments.

Results of Operations

The following discussion explains the material changes in our results of operations for the three months ended March 31, 2010 and 2009 and the significant developments affecting our financial condition since December 31, 2009. We strongly recommend that you read our audited consolidated financial statements and footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”) along with this report.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 2010 and 2009

Summary of the Condensed Consolidated Financial Results:

	Three Months Ended March 31,
In millions, except per share amounts	2010	2009
Net revenues	$23,760	$23,394
Cost of revenues	19,014	18,646

Gross profit	4,746	4,748
Operating expenses	3,336	3,371

Operating profit	1,410	1,377
Interest expense, net	128	142

Income before income tax provision	1,282	1,235
Income tax provision	510	492

Income from continuing operations	772	743
Loss from discontinued operations, net of tax	(2)	(5)

Net income	770	738
Net loss attributable to noncontrolling interest	1	—

Net income attributable to CVS Caremark	$771	$738

Diluted earnings per common share:
Income from continuing operations attributable to CVS Caremark	$0.55	$0.51
Loss from discontinued operations	—	(0.01)

Net income attributable to CVS Caremark	$0.55	$0.50

Net revenues increased $366 million during the three months ended March 31, 2010 as compared to the prior year period. As you review our performance in this area, we believe you should consider the following important information:

•

Net revenues increased in our Pharmacy Services segment primarily due to the conversion of RxAmerica pharmacy network contracts to the Caremark contract structure, which resulted in those contracts being accounted for using the gross method. This was partially offset by the termination of a few large client contracts effective January 1, 2010 and the decrease of covered lives under our Medicare Part D program as a result of the 2010 Medicare Part D competitive bidding process.

•	Net revenues increased in our Retail Pharmacy segment primarily due to same store sales growth and revenue from new stores.

Please see the Segment Analysis later in this document for additional information about our net revenues.

Gross profit was relatively flat during the three months ended March 31, 2010, as compared to the prior year period.

•

Gross profit in our Pharmacy Services segment were negatively impacted by the termination of a few large client contracts effective January 1, 2010 and the decrease of covered lives under our Medicare Part D program as a result of the 2010 Medicare Part D competitive bidding process.

•	Gross profit in our Retail Pharmacy segment benefited from increased store brand product sales, an increase in our generic dispensing rate, offset by reductions in third party reimbursement rates.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Please see the Segment Analysis later in this document for additional information about our gross profit.

Operating expenses decreased $35 million during the three months ended March 31, 2010, as compared to the prior year period. Operating expenses decreased as a result of lower litigation-related costs and integration expenses associated with the acquisition of Longs Drug Stores Corporation.

Please see the Segment Analysis later in this document for additional information about our operating expenses.

Interest expense, net decreased $14 million during the three months ended March 31, 2010, as compared to the prior year period, due primarily to lower interest rates associated with our floating rate debt. See “net cash used in financing activities” under “Liquidity and Capital Resources” later in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Income tax provision – Our effective income tax rate was 39.8% for both the three months ended March 31, 2010 and 2009.

Income from continuing operations for the three months ended March 31, 2010 increased $29 million, or 3.9%, to $772 million, compared to $743 million in the three months ended March 31, 2009, primarily due to lower operating expenses and lower interest expense.

Loss from discontinued operations – In connection with certain business dispositions completed between 1991 and 1997, the Company retained guarantees on store lease obligations for a number of former subsidiaries, including Linens ‘n Things. The Company’s loss from discontinued operations for the three months ended March 31, 2010 and 2009 included $2 million ($3 million, net of a $1 million income tax benefit) and $5 million ($8 million, net of a $3 million income tax benefit) of lease-related costs, respectively. See Note 7 to the condensed consolidated financial statements for additional information about our lease guarantees.

Net loss attributable to noncontrolling interest for the three months ended March 31, 2010 was $1 million, which represents the minority shareholders’ portion of the net loss from our majority owned subsidiary, Generation Health, Inc., which we acquired in the fourth quarter of 2009.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Segment Analysis

We evaluate the performance of our Pharmacy Services and Retail Pharmacy segments based on net revenue, gross profit and operating profit before the effect of nonrecurring charges and gains and certain intersegment activities. We evaluate the performance of our Corporate segment based on operating expenses before the effect of nonrecurring charges and gains and certain intersegment activities. The following is a reconciliation of our segments to the condensed consolidated financial statements:

In millions	Pharmacy Services Segment(1)	Retail Pharmacy Segment	Corporate Segment	Intersegment Eliminations(2)	Consolidated Totals
Three Months Ended
March 31, 2010:
Net revenues	$11,836	$13,978	$—	$(2,054)	$23,760
Gross profit	782	3,987	—	(23)	4,746
Operating profit (loss)	538	1,030	(135)	(23)	1,410
March 31, 2009(3):
Net revenues	$11,535	$13,497	$—	$(1,638)	$23,394
Gross profit	798	3,956	—	(6)	4,748
Operating profit (loss)	537	972	(126)	(6)	1,377

(1)	Net revenues of the Pharmacy Services segment include approximately $1.7 billion of retail co-payments for both the three months ended March 31, 2010 and 2009.

(2)	Intersegment eliminations relate to two types of transactions: (i) Intersegment revenues that occur when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue on a standalone basis, and (ii) Intersegment revenues, gross profit and operating profit that occur when Pharmacy Services segment customers, through the Company’s intersegment activities (such as the Maintenance Choice program), elect to pick-up their maintenance prescriptions at Retail Pharmacy segment stores instead of receiving them through the mail. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue, gross profit and operating profit on a standalone basis. As a result, both the Pharmacy Services and the Retail Pharmacy segments include the following results associated with this activity: net revenues of $340 million and $98 million for the three months ended March 31, 2010 and 2009, respectively; gross profit of $23 million and $6 million for the three months ended March 31, 2010 and 2009, respectively; and operating profit of $23 million and $6 million for the three months ended March 31, 2010 and 2009, respectively.

(3)	The results for the three months ended March 31, 2009 have been revised to conform to the 2010 presentation.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pharmacy Services Segment

The following table summarizes our Pharmacy Services segment’s performance for the respective periods:

	Three Months Ended March 31,
In millions	2010	2009(1)
Net revenues	$11,836	$11,535
Gross profit	782	798
Gross profit % of net revenues	6.6%	6.9%
Operating expenses	244	261
Operating expense % of net revenues	2.1%	2.3%
Operating profit	538	537
Operating profit % of net revenues	4.5%	4.7%
Net revenues(2):
Mail choice(3)	$4,078	$4,053
Pharmacy network(4)	7,670	7,400
Other	88	82
Pharmacy claims processed(2):
Total	147.5	163.4
Mail choice(3)	15.5	16.3
Pharmacy network(4)	132.0	147.1
Generic dispensing rate(2):
Total	70.4%	67.7%
Mail choice(3)	58.8%	55.5%
Pharmacy network(4)	71.6%	68.8%
Mail choice penetration rate	24.8%	23.7%

(1)	The results for the three months ended March 31, 2009 have been revised to conform to the 2010 presentation of the Pharmacy Services segment.

(2)	Pharmacy network net revenues, claims processed and generic dispensing rates do not include Maintenance Choice, which are included within the mail choice category.

(3)	Mail choice is defined as claims filled at a Pharmacy Services’ mail facility, which includes specialty mail claims, as well as 90-day claims filled at retail under the Maintenance Choice program.

(4)	Pharmacy network is defined as claims filled at retail pharmacies, including our retail drugstores.

Net revenues – Net revenues increased $301 million, or 2.6%, to $11.8 billion in the three months ended March 31, 2010, compared to $11.5 billion in the three months ended March 31, 2009.

As you review our Pharmacy Services segment’s revenue performance, we believe you should consider the following important information:

•

The Pharmacy Services segment recognizes revenues for its national pharmacy network transactions based on individual contract terms. In accordance with ASC 605, Revenue Recognition (formerly Emerging Issues Task Force (“EITF”) EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”), Caremark’s contracts are predominantly accounted for using the gross method. Prior to April 2009, RxAmerica’s contracts were accounted for using the net method. Effective April 1, 2009, we converted a number of the RxAmerica pharmacy network contracts to the Caremark contract structure, which resulted in those contracts being accounted for using the gross method, which increased net revenues $560 million during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

•

Our mail choice claims processed decreased 4.8% to 15.5 million in the three months ended March 31, 2010, compared to 16.3 million claims in the three months ended March 31, 2009. The decrease in the mail choice claim volume was related to the termination of a few large client contracts effective January 1, 2010, partially offset by new client starts on January 1, 2010.

•

During the three months ended March 31, 2010, our average revenue per mail choice claim increased by 5.7%, compared to the three months ended March 31, 2009. This increase was primarily due to drug cost inflation and claims mix, partially offset by an increase in the percentage of generic prescription drugs dispensed and changes in client pricing.

•

Our mail choice generic dispensing rate increased to 58.8% in the three months ended March 31, 2010, compared to 55.5% in the three months ended March 31, 2009. This increase was primarily due to new generic prescription drug introductions and our continuous effort to encourage plan members to use generic prescription drugs when they are available.

•

Our pharmacy network claims processed decreased 10.3% to 132.0 million in the three months March 31, 2010, compared to 147.1 million in the three months ended March 31, 2010. This decrease was primarily the result of the termination of a few large client contracts effective January 1, 2010 and the decrease of covered lives under our Medicare Part D program as a result of the 2010 Medicare Part D competitive bidding process.

•

During the three months ended March 31, 2010, our average revenue per pharmacy network claim processed increased 15.5%, compared to the three months ended March 31, 2009. This increase was primarily due to the conversion of RxAmerica’s pharmacy network contracts from net to gross on April 1, 2009 and a change in the revenue recognition method from net to gross for a large health plan on March 1, 2009, partially offset by an increase in our generic dispensing rate.

•

Our pharmacy network generic dispensing rate increased to 71.6% in the three months ended March 31, 2010, compared to 68.8% in the three months ended March 31, 2009. This increase was primarily due to new generic prescription drug introductions and our continuous effort to encourage plan members to use generic prescription drugs when they are available.

Gross profit includes net revenues less cost of revenues. Cost of revenues includes (i) the cost of pharmaceuticals dispensed, either directly through our mail service and specialty retail pharmacies or indirectly through our national pharmacy network, (ii) shipping and handling costs and (iii) the operating costs of our mail service pharmacies, customer service operations and related information technology support. Gross profit decreased $16 million, or 2.0%, to $782 million in the three months ended March 31, 2010, compared to $798 million in the three months ended March 31, 2009. Gross profit as percentage of net revenues was 6.6% in the three months ended March 31, 2010, compared to 6.9% in the three months ended March 31, 2009.

As you review our Pharmacy Services segment’s performance in this area, we believe you should consider the following important information:

•

Our gross profit dollars were negatively impacted by the termination of a few large client contracts effective January 1, 2010 and the decrease of covered lives under our Medicare Part D program as a result of the 2010 Medicare Part D competitive bidding process.

•

Our gross profit as a percentage of net revenues was negatively impacted by the change in the revenue recognition method from net to gross associated with the RxAmerica pharmacy network contracts on April 1, 2009 and a large health plan on March 1, 2009.

•

Our gross profit dollars and gross profit as a percentage of net revenues continued to be impacted by our efforts to (i) retain existing clients, (ii) obtain new business and (iii) maintain or improve the

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

purchase discounts we received from manufacturers, wholesalers and retail pharmacies. In particular, competitive pressures in the PBM industry have caused us and other PBMs to share a larger portion of rebates and/or discounts received from pharmaceutical manufacturers.

•

Effective January 1, 2010, the Centers for Medicare and Medicaid Services (“CMS”) issued a regulation requiring that any difference between the drug price charged to Medicare Part D plan sponsors by a PBM and the drug paid by the PBM to the dispensing provider (commonly called “differential” or “spread”) be reported as an administrative cost rather than a drug cost of the plan sponsor for purposes of calculating certain government subsidy payments and the drug price to be charged to enrollees. These changes have impacted our ability to offer Medicare Part D plan sponsors pricing that includes the use of retail network “differential” or “spread”, which will reduce the profitability of our Medicare Part D business throughout 2010.

•

Our gross profit as a percentage of net revenues benefited from the increase in our total generic dispensing rate, which increased to 70.4% in the three months ended March 31, 2010, compared to 67.7% in the three months ended March 31, 2009. This increase was due to new generic prescription drug introductions and our continuous effort to encourage plan members to use generic prescription drugs when they are available.

•

In conjunction with a class action settlement with two entities that publish the Average Wholesale Price (“AWP”) of pharmaceuticals (a pricing benchmark widely used in the pharmacy industry), the AWP for many brand-name and some generic prescription drugs were reduced effective September 26, 2009. We have reached understandings with most of our commercial third-party payors where we participate as pharmacy providers to adjust reimbursements to account for this change in methodology, but most state Medicaid programs that utilize AWP as a pricing reference have not taken action to make similar adjustments.

Operating expenses, which include selling, general and administrative expenses, depreciation and amortization related to selling, general and administrative activities and specialty pharmacy store and administrative payroll, employee benefits and occupancy costs decreased $17 million to $244 million, or 2.1% of net revenues in the three months ended March 31, 2010, compared to $261 million, or 2.3% of net revenues in the three months ended March 31, 2009. The decrease in operating expenses is primarily related to lower litigation-related charges recorded during the three months ended March 31, 2010, compared to the three months ended March 31, 2009.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Retail Pharmacy Segment

The following table summarizes our Retail Pharmacy segment’s performance for the respective periods:

	Three Months Ended March 31,
In millions	2010	2009(1)
Net revenues	$13,978	$13,497
Gross profit	3,987	3,956
Gross profit % of net revenues	28.5%	29.3%
Operating expenses	2,957	2,984
Operating expense % of net revenues	21.2%	22.1%
Operating profit	1,030	972
Operating profit % of net revenues	7.4%	7.2%
Net revenue increase(2):
Total	3.6%	13.9%
Pharmacy	4.6%	13.2%
Front store	1.3%	15.6%
Same store sales increase (decrease)(3):
Total	2.3%	3.3%
Pharmacy	3.7%	4.6%
Front store	(0.7)%	0.7%
Generic dispensing rate	72.1%	69.2%
Pharmacy % of total revenues	68.4%	67.7%
Third party % of pharmacy revenue	97.0%	96.6%
Retail prescriptions filled	157.3	152.4

(1)	The results for the three months ended March 31, 2009 have been revised to conform to the 2010 presentation of the Retail Pharmacy segment.

(2)	The net revenue increase for the three months ended March 31, 2009 include the results associated with stores acquired as part of the Longs acquisition in October 2008.

(3)	Beginning in November 2009, same store sales increase includes the stores acquired from Longs Drug Stores Corporation

Net revenues – As you review our Retail Pharmacy segment’s performance in this area, we believe you should consider the following important information:

•

As of March 31, 2010, we operated 7,063 retail drugstores compared to 6,912 retail drugstores on March 31, 2009. Total net revenues from new stores accounted for approximately 140 basis points of our total net revenue percentage increase for the three months ended March 31, 2010.

•	Front store revenues were negatively impacted by a weak flu season, severe weather in certain markets and lower sales in stores acquired from Longs Drug Stores Corporation.

•

Front store revenues were positively impacted by the increase in the federal excise tax associated with tobacco products, which became effective April 1, 2009 and an earlier Easter this year compared with last year, which had a positive impact on front store sales in the three months ended March 31, 2010.

•

Pharmacy revenues benefited from incremental prescription volume associated with the continued growth in our Maintenance Choice program, partially offset by a reduced number of flu-related prescriptions filled during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

•

Pharmacy revenues continue to be negatively impacted in both periods by the conversion of brand named drugs to equivalent generic drugs, which typically have a lower selling price. In addition, our pharmacy growth has also been adversely affected by a decline in utilization trend as a result of a sluggish economy, a decline in the number of significant new brand named drug introductions, higher consumer co-payments and co-insurance arrangements and by an increase in the number of over-the-counter remedies that were historically only available by prescription.

•

Pharmacy revenue growth continued to benefit from expansions into new markets, increased penetration in existing markets, the ability to attract and retain managed care customers and favorable industry trends. These favorable industry trends include an aging American population; many “baby boomers” are now in their fifties and sixties and are consuming a greater number of prescription drugs. In addition, the increased use of pharmaceuticals as the first line of defense for individual healthcare also contributed to the growing demand for pharmacy services. We believe these favorable industry trends will continue.

Gross profit includes net revenues less the cost of merchandise sold during the reporting period and the related purchasing costs, warehousing costs, delivery costs and actual and estimated inventory losses. Our gross profit increased $31 million in the three months ended March 31, 2010, compared to the three months ended March 31, 2009. Retail pharmacy gross profit as a percentage of net revenues was 28.5% for the three months ended March 31, 2010, compared to 29.3% in the three months ended March 31, 2009.

As you review our Retail Pharmacy segment’s performance in this area, we believe you should consider the following important information:

•

During the three months ended March 31, 2010, our front store gross profit as a percentage of net revenues was positively impacted by increased sales of our more profitable store brand products, partially offset by an increase in consumer demand for promotional items.

•

Front store revenues as a percentage of total revenues for the three months ended March 31, 2010 was 31.6%, compared to 32.3% in the three months ended March 31, 2009. On average, our gross profit on front store revenues is higher than our average gross profit on pharmacy revenues. Pharmacy revenues as a percentage of total revenues for the three months ended March 31, 2010 was 68.4%, compared to 67.7% in the three months ended March 31, 2009.

•

Our pharmacy gross profit as a percentage of net revenues have been adversely affected by the efforts of managed care organizations, pharmacy benefit managers, governmental and other third party payors to reduce their prescription drug costs. In the event this trend continues, we may not be able to sustain our current rate of revenue growth and our gross profit could be adversely impacted.

•

During the three months ended March 31, 2010, our pharmacy gross profit as a percentage of net revenues were negatively impacted by a reduction in third party reimbursement rates that were not fully offset by the increase in our generic dispensing rate. We expect this trend to continue.

•

Sales to customers covered by third party insurance programs are a significant component of our retail pharmacy business. On average, our gross profit on third party pharmacy revenues is lower than our gross profit on cash pharmacy revenues. Third party revenues were 97.0% during the three months ended March 31, 2010, compared to 96.6% of total pharmacy revenues, during the three months ended March 31, 2009. We expect this trend to continue.

•

The Federal Government’s Medicare Part D benefit is increasing prescription utilization. However, it is also decreasing our pharmacy gross profit rates as our higher gross profit business (e.g., cash customers) continues to migrate to Medicare Part D.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

•

The Deficit Reduction Act of 2005 (the “DRA”) made changes to Medicaid reimbursement of multiple source drugs that would have reduced the Medicaid reimbursement for retail pharmacies. However, in 2008, the U.S. District Court for the District of Columbia enjoined CMS from implementing these changes, as well as changes to the definition of Average Manufacturer Price (“AMP”). On March 23, 2010, the Patient Protections and Affordable Care Act (“PPACA”) was signed into law. The PPACA undoes and revises certain of the changes to Medicaid reimbursement for multiple source drugs that were made by the DRA. Among other things, the PPACA revises the definition of a “multiple source” drug and modifies how and when a multiple source drug is reimbursed as a generic drug. In addition, the PPACA redefines AMP. We cannot predict whether the changes made by PPACA will result in increased Medicaid reimbursement to retail pharmacies as compared to the reimbursement rates now in effect.

•

In conjunction with a class action settlement with two entities that publish the AWP of pharmaceuticals, the AWP for many brand-name and some generic prescription drugs were reduced effective September 26, 2009. We have reached understandings with most of our commercial third-party payors where we participate as pharmacy providers to adjust reimbursements to account for this change in methodology, but most state Medicaid programs that utilize AWP as a pricing reference have not taken action to make similar adjustments.

Operating expenses, which include store payroll, store employee benefits, occupancy costs, selling expenses, advertising expenses, depreciation and amortization expense and certain administrative expenses decreased $27 million, or 21.2% of net revenues during the three months ended March 31, 2010, compared to 22.1% of net revenues for the three months ended March 31, 2009. Operating expenses as a percentage of net revenues decreased as a result of lower depreciation expenses and integration-related costs.

Corporate Segment

Operating expenses, which include executive management, corporate relations, legal, compliance, human resources, corporate information technology and finance related costs, increased 7.1% to $135 million during the three months ended March 31, 2010, compared to $126 million for the three months ended March 31, 2009. The increase in operating expenses in the three months ended March 31, 2010 was primarily related to higher outside legal and consulting costs as well as depreciation expense associated with corporate-related assets.

Liquidity and Capital Resources

We maintain a level of liquidity sufficient to allow us to cover our cash needs in the short-term. Over the long-term, we manage our cash and capital structure to maximize shareholder return, strengthen our financial position and maintain flexibility for future strategic initiatives. We continuously assess our working capital needs, debt and leverage levels, capital expenditure requirements, dividend payouts, potential share repurchases and future investments or acquisitions. We believe our operating cash flows, commercial paper program, sale-leaseback program, as well as any potential future borrowings, will be sufficient to fund these future payments and long-term initiatives.

Net cash provided by operating activities was $1.1 billion during the three months ended March 31, 2010, compared to $771 million in the three months ended March 31, 2009. The increase in net cash provided by operating activities during the three months ended March 31, 2010 was primarily due to the timing of cash collections related to third party receivables.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net cash used in investing activities decreased to $397 million during the three months ended March 31, 2010, compared to $445 million during the three months ended March 31, 2009. This decrease was primarily due to a reduction in capital expenditures during the three months ended March 31, 2010. Gross capital expenditures totaled $401 million during the three months ended March 31, 2010, compared to $466 million during the three months ended March 31, 2009. During the three months ended March 31, 2010, we opened 48 new retail drugstores, and closed ten retail drugstores and two specialty pharmacy stores. In addition, the Company relocated 53 retail drugstores. In 2010, we plan to open approximately 250 to 300 new or relocated retail drugstores.

Net cash used in financing activities was $702 million during the three months ended March 31, 2010, compared to net cash used in financing activities of $681 million during the three months ended March 31, 2009. Our financing activities primarily consist of short-term borrowings and repayments, long-term borrowings and repayments, repurchases of common stock, dividend payments and proceeds from the exercise of stock options. Net cash used in financing activities during the three months ended March 31, 2010 of $702 million was primarily comprised of $887 million of share repurchases associated with the share repurchase program described below. This was primarily offset by the net increase of $200 million of commercial paper borrowings.

In January 2010, our Board of Directors authorized a 15% increase in our quarterly common stock dividend to $0.0875 per share on the Company’s common stock. This increase equates to an annual dividend rate of $0.35 per share.

On November 4, 2009, our Board of Directors authorized, effective immediately, a share repurchase program for up to $2.0 billion of our outstanding common stock (the “2009 Repurchase Program”). The share repurchase program expires in December 2011 and permits us to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions and/or accelerated share repurchase programs. During 2009, we repurchased 16.1 million shares of common stock for approximately $500 million pursuant to the 2009 Repurchase Program. During the three months ended March 31, 2010, we repurchased approximately 25.7 million shares of common stock for approximately $887 million pursuant to the 2009 Repurchase Program. The 2009 Repurchase Program may be modified, extended or terminated by our Board of Directors at any time.

We had $515 million of commercial paper outstanding at a weighted average interest rate of 0.30% as of March 31, 2010. In connection with our commercial paper program, we maintain a $675 million, five-year unsecured back-up credit facility, which expires on June 2, 2010, a $1.4 billion, five-year unsecured back-up credit facility, which expires on May 12, 2011, and a $1.3 billion, five-year unsecured back-up credit facility, which expires on March 12, 2012. The credit facilities allow for borrowings at various rates that are dependent, in part, on our public debt rating. There were no borrowings outstanding under the back-up credit facilities. We intend to renew our back-up credit facility that expires in June 2010.

Our back-up credit facilities, unsecured senior notes and enhanced capital advantaged preferred securities contain customary restrictive financial and operating covenants. These covenants do not include a requirement for the acceleration of our debt maturities in the event of a downgrade in our credit rating. We do not believe the restrictions contained in these covenants materially affect our financial or operating flexibility.

As of March 31, 2010, our long-term debt was rated “Baa2” by Moody’s with a stable outlook and “BBB+” by Standard & Poor’s with a negative outlook, and our commercial paper program was rated “P-2” by Moody’s and “A-2” by Standard & Poor’s. In assessing our credit strength, we believe that both Moody’s and Standard & Poor’s considered, among other things, our capital structure and financial policies as well as our consolidated

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

balance sheet, our historical acquisition activity and other financial information. Although we currently believe our long-term debt ratings will remain investment grade, we cannot guarantee the future actions of Moody’s and/or Standard & Poor’s. Our debt ratings have a direct impact on our future borrowing costs, access to capital markets and new store operating lease costs.

Off-Balance Sheet Arrangements

In connection with executing operating leases, we provide a guarantee of the lease payments. We also finance a portion of our new store development through sale-leaseback transactions, which involve selling stores to unrelated parties and then leasing the stores back under leases that qualify and are accounted for as operating leases. We do not have any retained or contingent interests in the stores, and we do not provide any guarantees, other than a guarantee of the lease payments, in connection with the transactions. In accordance with generally accepted accounting principles, such operating leases are not reflected in our condensed consolidated balance sheet. We refer you to the “Notes to Consolidated Financial Statements” on page 65 of our Annual Report to Stockholders included as Exhibit 13 to our 2009 Form 10-K for a detailed discussion of these guarantees.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed consolidated financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our condensed consolidated financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our condensed consolidated financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material. Our critical accounting policies are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Form 10-K. There have been no material changes to the critical accounting policies previously disclosed in that report.

Recently Adopted Accounting Pronouncement

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 167 (not yet codified in the Accounting Standards Codification (“ASC”)), “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”). The standard amends the content within ASC 810 Consolidations (formerly FASB Interpretations No. 46 (R)) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest. The determination of whether a company is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and a company’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. Additional disclosures are required to identify a company’s involvement with the VIE and any significant changes in risk exposure due to such involvement. SFAS 167 is effective for all new and existing VIEs as of the beginning of the first fiscal year that begins after November 15, 2009. The adoption of SFAS 167 during the first quarter of 2010 did not have a material impact on our consolidated results of operations, financial position or cash flows.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of CVS Caremark Corporation. The Company and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and in its reports to stockholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “project,” “anticipate,” “will,” “should” and similar expressions identify statements that constitute forward-looking statements. All statements addressing operating performance of CVS Caremark Corporation or any subsidiary, events or developments that the Company expects or anticipates will occur in the future, including statements relating to revenue growth, earnings or earnings per common share growth, free cash flow, debt ratings, inventory levels, inventory turn and loss rates, store development, relocations, new market entries and PBM client contracting, as well as statements expressing optimism or pessimism about future operating results or events, are forward-looking statements within the meaning of the Reform Act.

The forward-looking statements are and will be based upon management’s then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

•	Our ability to realize the anticipated long-term strategic benefits from the Caremark merger;

•	Our ability to realize the planned benefits associated with the Longs Acquisition in accordance with the expected timing;

•

The continued efforts of health maintenance organizations, managed care organizations, pharmacy benefit management companies and other third party payors to reduce prescription drug costs and pharmacy reimbursement rates, particularly with respect to generic pharmaceuticals;

•	The possibility of client loss and/or the failure to win new client business;

•	Risks related to the frequency and rate of the introduction of generic drugs and brand name prescription products;

•

The effect on our Pharmacy Services business of a declining margin environment attributable to increased competition in the pharmacy benefit management industry and increased client demands for lower prices, enhanced service offerings and/or higher service levels;

•	Risks related to our inability to earn and retain purchase discounts and/or rebates from pharmaceutical manufacturers at current levels;

•	Risks regarding the impact of the Medicare prescription drug benefit on our business;

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Risks related to the change in industry pricing benchmarks that could adversely affect our financial performance;

•	Increased competition from other drugstore chains, supermarkets, discount retailers, membership clubs and Internet companies, as well as changes in consumer preferences or loyalties;

•	Risks related to the uncertain impact of recently adopted health care reform legislation;

•	Litigation, legislative and regulatory risks associated with our business or the retail pharmacy business, retail clinic operations and/or pharmacy benefit management industry generally;

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

As of March 31, 2010, the Company had no derivative financial instruments or derivative commodity instruments in place and believes that its exposure to market risk associated with other financial instruments, principally interest rate risk inherent in its debt portfolio, is not material.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of March 31, 2010, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that occurred during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II	Item 1

Legal Proceedings

See Item 3 of Part I to 2009 Form 10-K for disclosure relating to material pending legal proceedings. Set forth below is a summary of material developments involving material pending legal proceedings that occurred subsequent to the filing of our 2009 Form 10-K.

I.	Legal Proceedings

1.	In August 2009, the Company was notified by the FTC that it is conducting a non-public investigation under the Federal Trade Commission Act into certain of the Company’s business practices. In March 2010, the Company learned that various State Attorneys General offices and certain other government agencies are conducting a multi-state investigation of the Company regarding issues similar to those being investigated by the FTC. At this time, there are 24 states, the District of Columbia, and the County of Los Angeles, are known to be participating in this multi-state investigation. The Company is cooperating in these investigations and is producing documents and other information on a rolling basis. The Company is not able to predict with certainty the timing or outcome of these investigations. However, it remains confident that its business practices and service offerings (which are designed to reduce health care costs and expand consumer choice) are being conducted in compliance with the antitrust laws.

2.	In January 2010, the Company received a subpoena from the OIG in connection with an investigation of possible false or otherwise improper claims for payment under the Medicare and Medicaid programs. The subpoena requests retail pharmacy claims data for “dual eligible” customers (i.e., customers with both Medicaid and private insurance coverage), information concerning the Company’s retail pharmacy claims processing systems, copies of pharmacy payor contracts and other documents and records. Further, in March 2010, the Company received a subpoena from the OIG requesting information about programs under which the Company has offered customers remuneration conditioned upon the transfer of prescriptions for drugs or medications to our pharmacies in the form of gift cards, cash, non-prescription merchandise or discounts or coupons for non-prescription merchandise. The subpoena relates to an investigation of possible false or otherwise improper claims for payment under the Medicare and Medicaid programs. The Company is cooperating with both of these requests for information and intends to produce responsive documents on a rolling basis. The Company cannot predict with certainty the timing or outcome of any reviews by the government of such information.

II.	Environmental matters

Item 103 of SEC Regulation S-K requires disclosure of certain environmental legal proceedings if management reasonably believes that the proceedings involve potential monetary sanctions of $100,000 or more. The Company has, within the last year, received notices of violation and information requests from governmental authorities regarding environmental compliance matters in California and Connecticut, which have the potential to exceed this threshold. The Company is currently working with governmental authorities in both states to resolve alleged instances of noncompliance with applicable regulations, and responding to outstanding requests for information. The ultimate outcome of these matters cannot be determined at this time.

Part II	Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Stock Repurchases

The following table presents the total number of shares purchased during the three months ended March 31, 2010, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to the 2009 Repurchase Program.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2010 through January 31, 2010	—	$—	—	$1,500,000,393
February 1, 2010 through February 28, 2010	8,840,497	33.77	8,840,497	1,201,456,810
March 1, 2010 through March 31, 2010	16,841,201	34.92	16,841,201	613,362,072

Part II	Item 6

Exhibits

Item 6.	Exhibits

Exhibits:

Exhibits marked with an asterisk (*) are hereby incorporated by reference to exhibits or appendices previously filed by the Registrant as indicated in brackets following the description of the exhibit.

3.1*	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (Commission File No. 001-01011)).

3.1A*	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective May 13, 1998 (incorporated by reference to Exhibit 4.1A to Registrant’s Registration Statement No. 333-52055 on Form S-3/A dated May 18, 1998).(Commission File No. 001-01001)).

3.1B*	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated March 22, 2007 (Commission File No. 001-01011)).

3.1C*	Certificate of Merger dated May 9, 2007 (incorporated by reference to Exhibit 3.1C to Registrant’s Quarterly Report on Form 10-Q dated November 1, 2007 (Commission File No. 001-01011)).

3.2*	By-laws of the Registrant, as amended and restated (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated January 21, 2009 (Commission File No. 001-01011)).

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101	The following materials from the CVS Caremark Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

Part II

Signatures:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CVS Caremark Corporation
(Registrant)

/s/ DAVID M. DENTON
David .M. Denton
Executive Vice President and
Chief Financial Officer
May 4, 2010