Form 10-Q
period 2010-06-30
CVS CAREMARK CORP
filed 2010-07-29
CIK 64803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2010

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

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, $0.01 par value, issued and outstanding at July 21, 2010:

1,358,218,000 shares

Part I	Item 1

CVS Caremark Corporation

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2010	2009	2010	2009
Net revenues	$24,007	$24,871	$47,767	$48,265
Cost of revenues	18,987	19,819	38,001	38,465

Gross profit	5,020	5,052	9,766	9,800
Operating expenses	3,519	3,452	6,855	6,823

Operating profit	1,501	1,600	2,911	2,977
Interest expense, net	135	128	263	270

Income before income tax provision	1,366	1,472	2,648	2,707
Income tax provision	544	583	1,054	1,074

Income from continuing operations	822	889	1,594	1,633
Loss from discontinued operations, net of tax	(1)	(3)	(3)	(8)

Net income	821	886	1,591	1,625
Net loss attributable to noncontrolling interest	—	—	1	—

Net income attributable to CVS Caremark	$821	$886	$1,592	$1,625

Basic earnings per common share:
Income from continuing operations attributable to CVS Caremark	$0.61	$0.61	$1.16	$1.12
Loss from discontinued operations	—	—	—	—

Net income attributable to CVS Caremark	$0.61	$0.61	$1.16	$1.12

Weighted average basic common shares outstanding	1,359	1,457	1,372	1,453

Diluted earnings per common share:
Income from continuing operations attributable to CVS Caremark	$0.60	$0.60	$1.15	$1.11
Loss from discontinued operations	—	—	—	—

Net income attributable to CVS Caremark	$0.60	$0.60	$1.15	$1.11

Weighted average diluted common shares outstanding	1,369	1,472	1,381	1,470

Dividends declared per common share	$0.08750	$0.07625	$0.17500	$0.15250

See accompanying notes to condensed consolidated financial statements.

Part I	Item 1

CVS Caremark Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

In millions, except per share amounts	June 30, 2010	December 31, 2009
Assets:
Cash and cash equivalents	$1,107	$1,086
Short-term investments	4	5
Accounts receivable, net	5,101	5,457
Inventories	10,389	10,343
Deferred income taxes	498	506
Other current assets	171	140

Total current assets	17,270	17,537
Property and equipment, net	8,248	7,923
Goodwill	25,672	25,680
Intangible assets, net	9,949	10,127
Other assets	385	374

Total assets	$61,524	$61,641

Liabilities:
Accounts payable	$3,867	$3,560
Claims and discounts payable	2,482	3,075
Accrued expenses	2,603	3,246
Short-term debt	1,852	315
Current portion of long-term debt	655	2,104

Total current liabilities	11,459	12,300
Long-term debt	9,454	8,756
Deferred income taxes	3,633	3,678
Other long-term liabilities	1,070	1,102
Commitments and contingencies (Note 10)
Redeemable noncontrolling interest	36	37

Shareholders’ equity:
Preferred stock, par value $0.01: 0.1 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01: 3,200 shares authorized; 1,618 shares issued and 1,356 shares outstanding at June 30, 2010 and 1,612 shares issued and 1,391 shares outstanding at December 31, 2009	16	16
Treasury stock, at cost: 260 shares at June 30, 2010 and 219 shares at December 31, 2009	(9,073)	(7,610)
Shares held in trust: 2 shares at June 30, 2010 and December 31, 2009	(56)	(56)
Capital surplus	27,413	27,198
Retained earnings	17,705	16,355
Accumulated other comprehensive loss	(133)	(135)

Total shareholders’ equity	35,872	35,768

Total liabilities and shareholders’ equity	$61,524	$61,641

See accompanying notes to condensed consolidated financial statements.

Part I	Item 1

CVS Caremark Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
In millions	2010	2009
Cash flows from operating activities:
Cash receipts from revenues	$45,745	$45,497
Cash paid for inventory and prescriptions dispensed by retail network pharmacies	(35,386)	(35,665)
Cash paid to other suppliers and employees	(7,129)	(6,903)
Interest received	2	3
Interest paid	(284)	(284)
Income taxes paid	(1,236)	(1,325)

Net cash provided by operating activities	1,712	1,323

Cash flows from investing activities:
Additions to property and equipment	(866)	(1,091)
Proceeds from sale-leaseback transactions	—	503
Proceeds from sale or disposal of assets	10	6
Acquisitions (net of cash acquired) and investments	(25)	(26)
Maturity of short-term investments	1	—

Net cash used in investing activities	(880)	(608)

Cash flows from financing activities:
Increase (decrease) in short-term debt	1,537	(1,716)
Issuance of long-term debt	991	1,000
Repayments of long-term debt	(1,751)	(1)
Dividends paid	(241)	(221)
Derivative settlements	(5)	—
Proceeds from exercise of stock options	145	91
Excess tax benefits from stock-based compensation	13	5
Repurchase of common stock	(1,500)	—

Net cash used in financing activities	(811)	(842)

Net increase (decrease) in cash and cash equivalents	21	(127)
Cash and cash equivalents at beginning of period	1,086	1,352

Cash and cash equivalents at end of period	$1,107	$1,225

Reconciliation of net income to net cash provided by operating activities:
Net income	$1,591	$1,625
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	726	736
Stock-based compensation	75	75
Deferred income taxes and other non-cash items	(20)	61
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	356	(136)
Inventories	(46)	(255)
Other current assets	(31)	(31)
Other assets	(4)	(3)
Accounts payable and claims and discounts payable	(286)	(52)
Accrued expenses	(617)	(744)
Other long-term liabilities	(32)	47

Net cash provided by operating activities	$1,712	$1,323

See accompanying notes to condensed consolidated financial statements.

Part I	Item 1

CVS Caremark Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CVS Caremark Corporation and its majority owned subsidiaries (“CVS Caremark” or “the “Company”) have been prepared, in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. In accordance with such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in Exhibit 13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”).

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

As of June 30, 2010, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and short-term debt approximated their fair value due to the short-term nature of these financial instruments. The Company invests in short-term money market funds, commercial paper and time

Part I	Item 1

CVS Caremark Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

deposits that are classified as cash and cash equivalents within the accompanying condensed consolidated balance sheets, as these funds are highly liquid and readily convertible to known amounts of cash. These investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company’s short-term investments consist of certificates of deposit with initial maturities of greater than three months when purchased. These investments, which are classified within Level 1 of the fair value hierarchy, are carried at historical cost, which approximated fair value at June 30, 2010. The carrying amount and estimated fair value of the Company’s total long-term debt was $10.1 billion and $10.8 billion, respectively, as of June 30, 2010. The fair value of the Company’s total long-term debt was estimated based on rates currently offered to the Company for debt with identical terms and maturities, which is considered Level 1 of the fair value hierarchy. There were no outstanding derivative financial instruments as of June 30, 2010 and December 31, 2009.

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance that amends Accounting Standards Codification (“ASC”) 810 Consolidations (formerly Statement of Financial Accounting Standard (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R)”). The amendment requires a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest. The determination of whether a company is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and a company’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. Additional disclosures are required to identify a company’s involvement with the VIE and any significant changes in risk exposure due to such involvement. The amendment is effective for all new and existing VIEs as of the beginning of the first fiscal year that begins after November 15, 2009. The adoption of this standard did not have a material impact on the Company’s condensed consolidated results of operations, financial position or cash flows.

In January 2010, the FASB issued guidance which expanded the required disclosures about fair value measurements. In particular, this guidance requires (i) separate disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements along with the reasons for such transfers, (ii) information about purchases, sales, issuances and settlements to be presented separately in the reconciliation for Level 3 fair value measurements, (iii) expanded fair value measurement disclosures for each class of assets and liabilities and (iv) disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. This guidance is effective for annual reporting periods beginning after December 15, 2009 except for (ii) above which is effective for fiscal years beginning after December 15, 2010. The adoption of this standard did not have a material impact on the Company’s condensed consolidated results of operations, financial position or cash flows.

Reclassifications

Certain reclassifications have been made to the condensed consolidated financial statements for the three and six months ended June 30, 2009 to conform to the 2010 presentation.

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

CVS Caremark Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Company’s loss from discontinued operations for the three and six months ended June 30, 2010 included $1 million ($2 million, net of a $1 million income tax benefit) and $3 million ($5 million, net of a $2 million income tax benefit) of lease-related costs, respectively. The Company’s loss from discontinued operations for the three and six months ended June 30, 2009 included $3 million ($4 million, net of a $1 million income tax benefit) and $8 million ($13 million, net of a $5 million income tax benefit) of lease-related costs, respectively.

Note 3 – Segment Reporting

The Company currently has three segments: Pharmacy Services, Retail Pharmacy and Corporate. The Company’s segments maintain separate financial information for which operating results are evaluated on a regular basis by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company evaluates its Pharmacy Services and Retail Pharmacy segment performance based on net revenue, gross profit and operating profit before the effect of nonrecurring charges and gains and certain intersegment activities. The Company evaluates the performance of its Corporate segment based on operating expenses before the effect of nonrecurring charges and gains and certain intersegment activities.

The Pharmacy Services segment provides a full range of pharmacy benefit management (“PBM”) services including mail order pharmacy services, specialty pharmacy services, plan design consultation and administration, formulary management and claims processing. The Company’s customers are primarily employers, insurance companies, unions, government employee groups, managed care organizations, other sponsors of health benefit plans and individuals throughout the United States. In addition, through the Company’s SilverScript Insurance Company (“SilverScript”) and Accendo Insurance Company (“Accendo”) subsidiaries, the Company is a national provider of drug benefits to eligible beneficiaries under the Federal Government’s Medicare Part D program. Currently, the pharmacy services business operates under the Caremark Pharmacy Services®, Caremark®, CVS Caremark™, CarePlus CVS/pharmacy™, CarePlus™, RxAmerica®, AccordantCare™ and TheraCom® names. As of June 30, 2010, the Pharmacy Services segment operated 45 specialty pharmacy stores, 18 specialty mail order pharmacies and six mail service pharmacies located in 25 states, Puerto Rico and the District of Columbia.

Our Retail Pharmacy segment sells prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, photo finishing, seasonal merchandise, greeting cards and convenience foods through our CVS/pharmacy® and Longs Drug® retail stores and online through CVS.com®. As of June 30, 2010, the Retail Pharmacy segment included 7,109 retail drugstores, of which 7,051 operated a pharmacy, the online retail website, CVS.com and 571 retail health care clinics. The retail drugstores are located in 41 states, Puerto Rico and the District of Columbia operating primarily under the CVS/pharmacy or Longs Drug names. The retail health care clinics operate under the MinuteClinic® name, of which 558 are located within CVS/pharmacy stores. MinuteClinics are staffed by nurse practitioners and physician assistants who utilize nationally recognized protocols to diagnose and treat minor health conditions, perform health screenings, monitor chronic health conditions and deliver vaccinations.

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

CVS Caremark Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following is a reconciliation of the Company’s business segments to the condensed consolidated financial statements as of and for the respective periods:

In millions	Pharmacy Services Segment(1)	Retail Pharmacy Segment	Corporate Segment	Intersegment Eliminations(2)	Consolidated Totals
Three Months Ended
June 30, 2010:
Net revenues	$11,840	$14,311	$—	$(2,144)	$24,007
Gross profit	821	4,229	—	(30)	5,020
Operating profit (loss)	591	1,096	(156)	(30)	1,501
June 30, 2009(3):
Net revenues	$13,008	$13,797	$—	$(1,934)	$24,871
Gross profit	931	4,131	—	(10)	5,052
Operating profit (loss)	697	1,056	(143)	(10)	1,600
Six Months Ended
June 30, 2010:
Net revenues	$23,677	$28,289	$—	$(4,199)	$47,767
Gross profit	1,603	8,216	—	(53)	9,766
Operating profit (loss)	1,130	2,125	(291)	(53)	2,911
June 30, 2009(3):
Net revenues	$24,543	$27,294	$—	$(3,572)	$48,265
Gross profit	1,729	8,087	—	(16)	9,800
Operating profit (loss)	1,234	2,028	(269)	(16)	2,977
Total assets:
June 30, 2010	$32,353	$28,758	$877	$(464)	$61,524
December 31, 2009	33,082	28,302	774	(517)	61,641
Goodwill:
June 30, 2010	$18,872	$6,800	$—	$—	$25,672
December 31, 2009	18,879	6,801	—	—	25,680

(1)	Net revenues of the Pharmacy Services segment include approximately $1.6 billon and $1.8 billion of retail co-payments for the three months ended June 30, 2010 and 2009, respectively, and $3.4 billion of retail co-payments for the six months ended June 30, 2010 and 2009.

(2)

Intersegment eliminations relate to two types of transactions: (i) Intersegment revenues that occur when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue on a standalone basis, and (ii) Intersegment revenues, gross profit and operating profit that occur when Pharmacy Services segment customers, through the Company’s intersegment activities (such as the Maintenance Choice™ program), elect to pick-up their maintenance prescriptions at Retail Pharmacy segment stores instead of receiving them through the mail. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue, gross profit and operating profit on a standalone basis. As a result, both the Pharmacy Services and the Retail Pharmacy segments include the following results associated with this activity: net revenues of $430 million and $156 million for the three months ended June 30, 2010 and 2009, respectively, and $770 million and $254 million for the six months ended June 30, 2010 and 2009, respectively; gross profit of $30 million and $10 million for the three months ended June 30, 2010 and 2009, respectively, and $53 million and $16 million for the six months ended June 30, 2010 and 2009,

Part I	Item 1

CVS Caremark Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

respectively; and operating profit of $30 million and $10 million for the three months ended June 30, 2010 and 2009, respectively, and $53 million and $16 million for the six months ended June 30, 2010 and 2009, respectively.

(3)	The results for the three and six months ended June 30, 2009 have been revised to conform to the 2010 presentation.

Note 4 – Comprehensive Income

The following are the components of comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2010	2009	2010	2009
Net income	$821	$886	$1,591	$1,625
Net cash flow hedges, net of tax	(3)	1	(2)	2
Pension adjustment, net of tax	—	—	4	—

Comprehensive income	818	887	1,593	1,627
Comprehensive loss attributable to noncontrolling interest	—	—	1	—

Comprehensive income attributable to CVS Caremark	$818	$887	$1,594	$1,627

Note 5 – Interest Expense

The following are the components of net interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2010	2009	2010	2009
Interest expense	$136	$129	$265	$273
Interest income	(1)	(1)	(2)	(3)

Interest expense, net	$135	$128	$263	$270

Note 6 – Long-Term Debt

On May 13, 2010, the Company issued $550 million of 3.25% unsecured senior notes due May 18, 2015 and issued $450 million of 4.75% unsecured senior notes due May 18, 2020 (collectively, the “2010 Notes”). The 2010 Notes pay interest semi-annually and may be redeemed, in whole at any time, or in part from time to time, at the Company’s option at a defined redemption price plus accrued and unpaid interest to the redemption date. The net proceeds of the 2010 Notes were used to repay a portion of the Company’s outstanding commercial paper borrowings, certain other corporate debt and for general corporate purposes.

Note 7 – Stock-Based Compensation

Compensation expense related to stock options, which includes the 2007 Employee Stock Purchase Plan (“2007 ESPP”) for the three and six months ended June 30, 2010 totaled $34 million and $65 million, respectively, compared to $31 million and $59 million for the three and six months ended June 30, 2009,

Part I	Item 1

CVS Caremark Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

respectively. Compensation expense related to restricted stock awards for the three and six months ended June 30, 2010 totaled $6 million and $11 million, respectively, compared to $9 million and $16 million for the three and six months ended June 30, 2009, respectively.

In May 2010, the Board of Directors adopted and the shareholders approved the 2010 Incentive Compensation Plan (the “2010 ICP”) with a total number of shares reserved and available for granting of up to 74 million shares, plus the number of shares subject to awards under the Company’s 1997 Incentive Compensation Plan (“1997 ICP”) which become available due to cancellation or forfeiture. Upon its approval, the 2010 ICP is the only compensation plan under which the Company grants stock options, restricted stock and other stock-based awards to its employees, with the exception of the Company’s 2007 ESPP. In the three months ended June 30, 2010, the Company granted 11.7 million stock options with a weighted average fair value of $9.80 and a weighted average exercise price of $36.23 under the 1997 ICP and the 2010 ICP collectively. The Company has 71.9 million stock options outstanding as of June 30, 2010 with a weighted average exercise price of $30.72 and a weighed average contractual term of 4.4 years.

Note 8 – Earnings Per Share

Basic earnings per common share attributable to CVS Caremark is computed by dividing: (i) net income attributable to CVS Caremark by (ii) the weighted average number of common shares outstanding in the period (the “Basic Shares”).

Diluted earnings per common share attributable to CVS Caremark is computed by dividing: (i) net income attributable to CVS Caremark by (ii) Basic Shares plus the additional shares that would be issued assuming that all dilutive stock awards are exercised. Options to purchase approximately 36.9 million and 46.7 million shares of common stock were outstanding, but were not included in the calculation of diluted earnings per share for the three and six months ended June 30, 2010, respectively, because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase approximately 41.4 million shares of common stock were outstanding, but were not included in the calculation of diluted earnings per share for the three and six months ended June 30, 2009.

Part I	Item 1

CVS Caremark Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following is a reconciliation of basic and diluted earnings per common share for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2010	2009	2010	2009
Numerators for earnings per common share calculations:
Income from continuing operations	$822	$889	$1,594	$1,633
Net loss attributable to noncontrolling interest	—	—	1	—

Income from continuing operations attributable to CVS Caremark	822	889	1,595	1,633
Loss from discontinued operations, net of tax	(1)	(3)	(3)	(8)

Net income attributable to CVS Caremark, basic and diluted	$821	$886	$1,592	$1,625

Denominators for earnings per common share calculations:
Weighted average common shares, basic	1,359	1,457	1,372	1,453
Effect of dilutive securities:
ESOP preference stock	—	—	—	3
Stock options	8	10	7	9
Restricted stock units	2	5	2	5

Weighted average common shares, diluted	1,369	1,472	1,381	1,470

Basic earnings per common share:
Income from continuing operations attributable to CVS Caremark	$0.61	$0.61	$1.16	$1.12
Loss from discontinued operations	—	—	—	—

Net income attributable to CVS Caremark	$0.61	$0.61	$1.16	$1.12

Diluted earnings per common share:
Income from continuing operations attributable to CVS Caremark	$0.60	$0.60	$1.15	$1.11
Loss from discontinued operations	—	—	—	—

Net income attributable to CVS Caremark	$0.60	$0.60	$1.15	$1.11

Note 9 – Share Repurchase Programs

On November 4, 2009, the Company’s Board of Directors authorized a share repurchase program for up to $2.0 billion of the Company’s outstanding common stock (the “2009 Repurchase Program”). During November and December 2009, the Company repurchased 16.1 million shares of common stock for approximately $500 million pursuant to the 2009 Repurchase Program. In the three months ended March 31, 2010 and the three months ended June 30, 2010, the Company repurchased approximately 25.7 million and 16.7 million shares of common stock for approximately $887 million and $613 million, respectively, completing the 2009 Repurchase Program.

On June 14, 2010, the Company’s Board of Directors authorized a new share repurchase program for up to $2.0 billion of the Company’s outstanding common stock (the “2010 Repurchase Program”). The share repurchase authorization, which was effective immediately and expires at the end of 2011, permits the Company to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, and accelerated share repurchase transactions. The share repurchase program may be modified,

Part I	Item 1

CVS Caremark Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

extended or terminated by the Board of Directors at any time. The Company did not make any share repurchases under the 2010 Repurchase Program during the three months ended June 30, 2010.

Note 10 – Commitments and Contingencies

Between 1991 and 1997, the Company sold or spun off a number of subsidiaries, including Bob’s Stores, Linens ’n Things, Marshalls, Kay-Bee Toys, Wilsons, This End Up and Footstar. In many cases, when a former subsidiary leased a store, the Company provided a guarantee of the store’s lease obligations. When the subsidiaries were disposed of, the Company’s guarantees remained in place, although each initial purchaser has indemnified the Company for any lease obligations the Company may be required to satisfy. If any of the purchasers or any of the former subsidiaries were to become insolvent and failed to make the required payments under a store lease, the Company could be required to satisfy these obligations. As of June 30, 2010, the Company guaranteed approximately 70 such store leases (excluding the lease guarantees related to Linens ’n Things, which are discussed in Note 2), with the maximum remaining lease term extending through 2018. Management believes the ultimate disposition of any of the remaining guarantees will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or future cash flows.

Caremark (the term “Caremark” being used herein to generally refer to any one or more PBM subsidiaries of the Company, as applicable) is a defendant in a qui tam lawsuit initially filed by a relator on behalf of various state and federal government agencies in Texas federal court in 1999. The case was unsealed in May 2005. The case seeks monetary damages and alleges that Caremark’s processing of Medicaid and certain other government claims on behalf of its clients (which allegedly resulted in underpayments from our clients to the applicable government agencies) on one of Caremark’s claims adjudication platforms violates applicable federal or state false claims acts and fraud statutes. The United States and the States of Texas, Tennessee, Florida, Arkansas, Louisiana and California intervened in the lawsuit, but Tennessee and Florida withdrew from the lawsuit in August 2006 and May 2007, respectively. The parties previously filed cross motions for partial summary judgment, and in August 2008, the court granted several of Caremark’s motions and denied the motions filed by the plaintiffs. The court’s rulings are favorable to Caremark and substantially limit the ability of the plaintiffs to assert false claims act allegations or statutory or common law theories of recovery based on Caremark’s processing of Medicaid and other government reimbursement requests. The state plaintiffs and the relator filed motions asking the court to reconsider its rulings, and these motions were subsequently denied. The court’s rulings are on appeal before the United States Court of Appeals for the Fifth Circuit. In April 2009, the State of Texas filed a purported civil enforcement action against Caremark for injunctive relief, damages and civil penalties in Travis County, Texas alleging that Caremark violated the Texas Medicaid Fraud Prevention Act and other state laws based on our processing of Texas Medicaid claims on behalf of PBM clients. The claims and issues raised in this lawsuit are related to the claims and issues pending in the federal qui tam lawsuit described above.

In December 2007, the Company received a document subpoena from the Office of Inspector General, United States Department of Health and Human Services (“OIG”), requesting information relating to the processing of Medicaid and other government agency claims on another adjudication platform of Caremark. The Company has initiated discussions with the OIG and with the U.S. Department of Justice concerning our government claims processing activities. In October 2009, the Company received two civil investigative demands from the Office of the Attorney General of the State of Texas requesting information produced under the OIG subpoena referenced above. The civil investigative demands are substantively identical and state that the Office of the Attorney General of the State of Texas is investigating allegations currently pending under seal

Part I	Item 1

CVS Caremark Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

relating to two of Caremark’s adjudication platforms. The Company is cooperating with the requests for information contained in the OIG subpoena and in these two civil investigative demands. The Company cannot predict with certainty the timing or outcome of any review of such information.

Caremark was named in a putative class action lawsuit filed in October 2003 in Alabama state court by John Lauriello, purportedly on behalf of participants in the 1999 settlement of various securities class action and derivative lawsuits against Caremark and others. Other defendants include insurance companies that provided coverage to Caremark with respect to the settled lawsuits. The Lauriello lawsuit seeks approximately $3.2 billion in compensatory damages plus other non-specified damages based on allegations that the amount of insurance coverage available for the settled lawsuits was misrepresented and suppressed. A similar lawsuit was filed in November 2003 by Frank McArthur, also in Alabama state court, naming as defendants Caremark, several insurance companies, attorneys and law firms involved in the 1999 settlement. This lawsuit was stayed as a later filed class action, but McArthur was subsequently allowed to intervene in the Lauriello action. The attorneys and law firms named as defendants in McArthur’s intervention pleadings have been dismissed from the case, and discovery on class certification and adequacy issues is underway.

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

Since March 2009, the Company has been named in a series of eight putative collective or class action lawsuits filed in federal courts in Connecticut, Florida, Illinois, Massachusetts, New York and Rhode Island, purportedly on behalf of current and former assistant store managers working in the Company’s stores at various locations outside California. The lawsuits allege that the Company failed to pay overtime to assistant store managers as required under the Fair Labor Standards Act (“FLSA”) and under certain state statutes. The lawsuits also seek other relief, including liquidated damages, attorneys’ fees, costs and injunctive relief arising out of the state and federal claims for overtime pay. In May 2010, a federal court in Florida conditionally certified a collective action under the FLSA involving current and former assistant store managers at the Company’s retail stores in Florida, and authorized notices to be issued to potential opt-in plaintiffs. At this time, the Company is not able to predict the outcome of these lawsuits, or any possible monetary exposure associated with the lawsuits. The Company believes, however, that the lawsuits are without merit and that the cases should not be certified as class or collective actions, and is vigorously defending these claims.

In January 2010, the Company received a subpoena from the OIG in connection with an investigation of possible false or otherwise improper claims for payment under the Medicare and Medicaid programs. The subpoena requests retail pharmacy claims data for “dual eligible” customers (i.e., customers with both Medicaid and private insurance coverage), information concerning the Company’s retail pharmacy claims processing systems, copies of pharmacy payor contracts and other documents and records. Further in March 2010, the Company received a subpoena from the OIG requesting information about programs under which the Company has offered customers remuneration conditioned upon the transfer of prescriptions for drugs or medications to our pharmacies in the form of gift cards, cash, non-prescription merchandise or discounts or coupons for non-prescription merchandise. The subpoena relates to an investigation of possible false or otherwise improper claims for payment under the Medicare and Medicaid programs. The Company is cooperating with both of these requests for information. The Company cannot predict with certainty the timing or outcome of any reviews by the government of such information.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

CVS Caremark Corporation

We have reviewed the condensed consolidated balance sheet of CVS Caremark Corporation (the Company) as of June 30, 2010, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2010 and 2009, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2010 and 2009. These financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with US generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CVS Caremark Corporation as of December 31, 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended not presented herein and in our report dated February 26, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

July 28, 2010

Boston, Massachusetts

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of Our Business

CVS Caremark Corporation (“CVS Caremark”, the “Company”, “we” or “us”) is the largest pharmacy health care provider in the United States. As a fully integrated pharmacy services company, we believe we can drive value for our customers by effectively managing pharmaceutical costs and improving health care outcomes through our pharmacy benefit management, mail order and specialty pharmacy division, Caremark Pharmacy Services®; our more than 7,100 CVS/pharmacy® retail drugstores; our retail-based health clinic subsidiary, MinuteClinic®; and our online pharmacy, CVS.com®.

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

Results of Operations

The following discussion explains the material changes in our results of operations for the three and six months ended June 30, 2010 and 2009 and the significant developments affecting our financial condition since December 31, 2009. We strongly recommend that you read our audited consolidated financial statements and footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”) along with this report.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three and Six Months Ended June 30, 2010 and 2009

Summary of the Condensed Consolidated Financial Results:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2010	2009	2010	2009
Net revenues	$24,007	$24,871	$47,767	$48,265
Cost of revenues	18,987	19,819	38,001	38,465

Gross profit	5,020	5,052	9,766	9,800
Operating expenses	3,519	3,452	6,855	6,823

Operating profit	1,501	1,600	2,911	2,977
Interest expense, net	135	128	263	270

Income before income tax provision	1,366	1,472	2,648	2,707
Income tax provision	544	583	1,054	1,074

Income from continuing operations	822	889	1,594	1,633
Loss from discontinued operations, net of tax	(1)	(3)	(3)	(8)

Net income	821	886	1,591	1,625
Net loss attributable to noncontrolling interest	—	—	1	—

Net income attributable to CVS Caremark	$821	$886	$1,592	$1,625

Net Revenues

Net revenues decreased $864 million, or 3.5% and $498 million, or 1.0% in the three and six months ended June 30, 2010, respectively, as compared to the prior year periods. Net revenues in both periods were negatively impacted by the termination of a few large client contracts effective January 1, 2010 and the decrease of covered lives under our Medicare Part D program in our Pharmacy Services segment. This was partially offset by same store sales growth and sales from new retail stores in our Retail Pharmacy segment.

Please see the Segment Analysis later in this document for additional information about our net revenues.

Gross Profit

Gross profit decreased $32 million, or 0.6% and $34 million, or 0.3% in the three and six months ended June 30, 2010, respectively, as compared to the prior year periods. Pharmacy Services segment gross profit in both periods declined as a result of the termination of a few large client contracts effective January 1, 2010, the decrease of covered lives under our Medicare Part D program, as well as regulatory changes, effective January 1, 2010, which impacted pricing associated with our Medicare Part D program.

Please see the Segment Analysis later in this document for additional information about our gross profit.

Operating Expenses

Operating expenses increased $67 million, or 1.9% in the three months ended June 30, 2010 and $32 million, or 0.5% in the six months ended June 30, 2010, as compared to the prior year periods. This increase was primarily related to higher litigation-related expenses, store operating costs and increased consulting costs. This was partially offset by lower integration-related expenses and company-wide expense control initiatives.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Please see the Segment Analysis later in this document for additional information about our operating expenses.

Interest Expense, net

Interest expense, net increased $7 million in the three months ended June 30, 2010, as compared to the prior year period. This increase was primarily due to an increase in our average debt balance in the current period.

Interest expense, net decreased $7 million in the six months ended June 30, 2010, as compared to the prior year period. This decrease was primarily due to lower interest rates, partially offset by an increase in our average debt balance.

For additional information on our financing activities, please see the “Liquidity and Capital Resources” section later in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Income Tax Provision

Our effective income tax rate was 39.8% for both the three and six months ended June 30, 2010 and 39.6% and 39.7% for the three and six months ended June 30, 2009, respectively.

Loss from Discontinued Operations

Loss from discontinued operations for the three months ended June 30, 2010 included $1 million ($2 million, net of a $1 million income tax benefit) of lease-related costs, compared to $3 million ($4 million, net of a $1 million income tax benefit) of lease-related costs in the prior year period.

Loss from discontinued operations for the six months ended June 30, 2010 included $3 million ($5 million, net of a $2 million income tax benefit) of lease-related costs, compared to $8 million ($13 million, net of a $5 million income tax benefit) of lease-related costs in the prior year period.

See Note 10 to the condensed consolidated financial statements for additional information about our lease guarantees.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest represents the minority shareholders’ portion of the net loss from our majority owned subsidiary, Generation Health, Inc., which we acquired in the fourth quarter of 2009. The net loss attributable to noncontrolling interest for the three and six months ended June 30, 2010 was de minimis.

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

In millions	Pharmacy Services Segment(1)	Retail Pharmacy Segment	Corporate Segment	Intersegment Eliminations(2)	Consolidated Totals
Three Months Ended
June 30, 2010:
Net revenues	$11,840	$14,311	$—	$(2,144)	$24,007
Gross profit	821	4,229	—	(30)	5,020
Operating profit (loss)	591	1,096	(156)	(30)	1,501
June 30, 2009(3):
Net revenues	$13,008	$13,797	$—	$(1,934)	$24,871
Gross profit	931	4,131	—	(10)	5,052
Operating profit (loss)	697	1,056	(143)	(10)	1,600
Six Months Ended
June 30, 2010:
Net revenues	$23,677	$28,289	$—	$(4,199)	$47,767
Gross profit	1,603	8,216	—	(53)	9,766
Operating profit (loss)	1,130	2,125	(291)	(53)	2,911
June 30, 2009(3):
Net revenues	$24,543	$27,294	$—	$(3,572)	$48,265
Gross profit	1,729	8,087	—	(16)	9,800
Operating profit (loss)	1,234	2,028	(269)	(16)	2,977

(1)	Net revenues of the Pharmacy Services segment include approximately $1.6 billon and $1.8 billion of retail co-payments for the three months ended June 30, 2010 and 2009, respectively, and $3.4 billion of retail co-payments for the six months ended June 30, 2010 and 2009.

(2)	Intersegment eliminations relate to two types of transactions: (i) Intersegment revenues that occur when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue on a standalone basis, and (ii) Intersegment revenues, gross profit and operating profit that occur when Pharmacy Services segment customers, through the Company’s intersegment activities (such as the Maintenance Choice™ program), elect to pick-up their maintenance prescriptions at Retail Pharmacy segment stores instead of receiving them through the mail. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue, gross profit and operating profit on a standalone basis. As a result, both the Pharmacy Services and the Retail Pharmacy segments include the following results associated with this activity: net revenues of $430 million and $156 million for the three months ended June 30, 2010 and 2009, respectively, and $770 million and $254 million for the six months ended June 30, 2010 and 2009, respectively; gross profit of $30 million and $10 million for the three months ended June 30, 2010 and 2009, respectively, and $53 million and $16 million for the six months ended June 30, 2010 and 2009, respectively; and operating profit of $30 million and $10 million for the three months ended June 30, 2010 and 2009, respectively, and $53 million and $16 million for the six months ended June 30, 2010 and 2009, respectively.

(3)	The results for the three and six months ended June 30, 2009 have been revised to conform to the 2010 presentation.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pharmacy Services Segment

The following table summarizes our Pharmacy Services segment’s performance for the respective periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2010	2009(1)	2010	2009(1)
Net revenues	$11,840	$13,008	$23,677	$24,543
Gross profit	821	931	1,603	1,729
Gross profit % of net revenues	6.9%	7.2%	6.8%	7.0%
Operating expenses	230	234	473	495
Operating expense % of net revenues	1.9%	1.8%	2.0%	2.0%
Operating profit	591	697	1,130	1,234
Operating profit % of net revenues	5.0%	5.4%	4.8%	5.0%
Net revenues(2) :
Mail choice(3)	$4,111	$4,229	$8,189	$8,282
Pharmacy network(4)	7,630	8,689	15,300	16,089
Other	99	90	188	172
Pharmacy claims processed(2) :
Total	144.3	164.1	291.7	327.5
Mail choice(3)	16.0	16.6	31.5	32.9
Pharmacy network(4)	128.3	147.5	260.2	294.6
Generic dispensing rate(2):
Total	71.0%	67.8%	70.7%	67.7%
Mail choice(3)	61.0%	56.3%	59.9%	55.9%
Pharmacy network(4)	72.2%	68.9%	71.9%	68.9%
Mail choice penetration rate	25.9%	24.0%	25.4%	23.8%

(1)	The results for the three and six months ended June 30, 2009 have been revised to conform to the 2010 presentation of the Pharmacy Services segment.

(2)	Pharmacy network net revenues, claims processed and generic dispensing rates do not include Maintenance Choice, which are included within the mail choice category.

(3)	Mail choice is defined as claims filled at a Pharmacy Services’ mail facility, which includes specialty mail claims, as well as 90-day claims filled at retail under the Maintenance Choice program.

(4)	Pharmacy network is defined as claims filled at retail pharmacies, including our retail drugstores.

Net Revenues

Net revenues decreased $1.2 billion, or 9.0%, to $11.8 billion in the three months ended June 30, 2010, as compared to the prior year period.

•

Our mail choice claims processed decreased 4.0% to 16.0 million claims in the three months ended June 30, 2010, compared to 16.6 million claims in the prior year period. The decrease in mail choice claim volume was related to the termination of a few large client contracts effective January 1, 2010, partially offset by new client starts on January 1, 2010.

•

Our average revenue per mail choice claim increased by 1.3%, compared to the prior year period. This increase was primarily due to drug cost inflation and claims mix, partially offset by increases in the percentage of generic prescription drugs dispensed and changes in client pricing.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

•

Our mail choice generic dispensing rate increased to 61.0% in the three months ended June 30, 2010, compared to 56.3% in the prior year period. This increase was primarily due to new generic prescription drug introductions and our continuous effort to encourage plan members to use generic prescription drugs when they are available.

•

Our pharmacy network claims processed decreased 13.0% to 128.3 million claims in the three months ended June 30, 2010, compared to 147.5 million claims in the prior year period. The decrease in the pharmacy network claim volume was primarily the result of the termination of a few large client contracts effective January 1, 2010 and the decrease of covered lives under our Medicare Part D program as a result of the 2010 Medicare Part D competitive bidding process, partially offset by new client starts on January 1, 2010.

•

Our average revenue per pharmacy network claim processed increased 0.9%, as compared to the prior year period. This increase was primarily due to drug cost inflation and claims mix, partially offset by increases in the percentage of generic prescription drugs dispensed and changes in client pricing.

•

Our pharmacy network generic dispensing rate increased to 72.2% in the three months ended June 30, 2010, compared to 68.9% in the prior year period. This increase was primarily due to new generic prescription drug introductions and our continuous effort to encourage plan members to use generic prescription drugs when they are available.

Net revenues decreased $866 million, or 3.5%, to $23.7 billion in the six months ended June 30, 2010, as compared to the prior year period.

•

Our mail choice claims processed decreased 4.4% to 31.5 million claims in the six months ended June 30, 2010, compared to 32.9 million claims in the prior year period. The decrease in mail choice claim volume was related to the termination of a few large client contracts effective January 1, 2010, partially offset by new client starts on January 1, 2010.

•

Our average revenue per mail choice claim increased by 3.4%, as compared to the prior year period. This increase was primarily due to drug cost inflation and claims mix, partially offset by an increase in the percentage of generic prescription drugs dispensed and changes in client pricing.

•

Our mail choice generic dispensing rate increased to 59.9% in the six months ended June 30, 2010, compared to 55.9% in the prior year period. This increase was primarily due to new generic prescription drug introductions and our continuous effort to encourage plan members to use generic prescription drugs when they are available.

•

Our pharmacy network claims processed decreased 11.6% to 260.2 million claims in the six months ended June 30, 2010, compared to 294.6 million in the prior year period. The decrease in the pharmacy network claim volume was primarily the result of the termination of a few large client contracts effective January 1, 2010 and the decrease of covered lives under our Medicare Part D program as a result of the 2010 Medicare Part D competitive bidding process.

•

Our average revenue per pharmacy network claim processed increased 7.6%, as compared to the prior year period. The increase was primarily due to the conversion of RxAmerica’s pharmacy network contracts from net to gross on April 1, 2009 and a change in the revenue recognition method from net to gross for a large health plan on March 1, 2009, partially offset by an increase in our pharmacy network generic dispensing rate and changes in client pricing.

•

Our pharmacy network generic dispensing rate increased to 71.9% in the six months ended June 30, 2010, compared to 68.9% in the prior year period. This increase was primarily due to new generic prescription drug introductions and our continuous effort to encourage plan members to use generic prescription drugs when they are available.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

•

The Pharmacy Services segment recognizes revenues for its national pharmacy network transactions based on individual contract terms. In accordance with ASC 605, Revenue Recognition (formerly Emerging Issues Task Force (“EITF”) EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”), Caremark’s contracts are predominantly accounted for using the gross method. Prior to April 2009, RxAmerica’s contracts were accounted for using the net method. Effective April 1, 2009, we converted a number of the RxAmerica pharmacy network contracts to the Caremark contract structure, which resulted in those contracts being accounted for using the gross method and changed the revenue recognition method from net to gross for a large health plan on March 1, 2009. These two items increased net revenues $1.5 billion in the six months ended June 30, 2010 as compared to the prior year period.

Gross Profit

Gross profit in our Pharmacy Services segment includes net revenues less cost of revenues. Cost of revenues includes (i) the cost of pharmaceuticals dispensed, either directly through our mail service and specialty retail pharmacies or indirectly through our national pharmacy network, (ii) shipping and handling costs and (iii) the operating costs of our mail service pharmacies, customer service operations and related information technology support.

Gross profit decreased $110 million, or 11.8%, to $821 million in the three months ended June 30, 2010, as compared to the prior year period. Gross profit as a percentage of net revenues was 6.9% in the three months ended June 30, 2010, compared to 7.2% in the prior year period.

Gross profit decreased $126 million, or 7.3%, to $1.6 billion in the six months ended June 30, 2010, as compared to the prior year period. Gross profit as percentage of net revenues was 6.8% in the six months ended June 30, 2010, compared to 7.0% in the prior year period. The decrease in our gross profit as a percentage of net revenues was primarily attributed to the change in the revenue recognition method from net to gross associated with the RxAmerica pharmacy network contracts on April 1, 2009 and a large health plan on March 1, 2009.

As you review our Pharmacy Services segment’s performance in this area, we believe you should consider the following important information that impacted both the three and six month periods ended June 30, 2010:

•

Our gross profit dollars declined as a result of the termination of a few large client contracts effective January 1, 2010 and the decrease of covered lives under our Medicare Part D program as a result of the 2010 Medicare Part D competitive bidding process.

•

Our gross profit as a percentage of net revenues benefited from the increase in our total generic dispensing rate, which increased to 71.0% and 70.7% in the three and six months ended June 30, 2010, respectively, compared to 67.8% and 67.7% in the prior year periods, respectively. This increase was due to new generic prescription drug introductions and our continuous effort to encourage plan members to use generic prescription drugs when they are available.

•

Our gross profit dollars and gross profit as a percentage of net revenues continued to be impacted by our efforts to (i) retain existing clients, (ii) obtain new business and (iii) maintain or improve the purchase discounts we received from manufacturers, wholesalers and retail pharmacies. In particular, competitive pressures in the PBM industry has caused us and other PBMs to continue to share a larger portion of rebates and/or discounts received from pharmaceutical manufacturers.

•

Effective January 1, 2010, the Centers for Medicare and Medicaid Services (“CMS”) issued a regulation requiring that any difference between the drug price charged to Medicare Part D plan sponsors by a PBM and the drug paid by the PBM to the dispensing provider (commonly called

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

“differential” or “spread”) be reported as an administrative cost rather than a drug cost of the plan sponsor for purposes of calculating certain government subsidy payments and the drug price to be charged to enrollees. These changes have impacted our ability to offer Medicare Part D plan sponsors pricing that includes the use of retail network “differential” or “spread.” This change impacted our gross profit as a percentage of net revenues in both the three and six months ended June 30, 2010 and will continue to impact the profitability of our Medicare Part D business for the remainder of 2010.

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

Operating Expenses

Operating expenses in our Pharmacy Services segment include selling, general and administrative expenses, depreciation and amortization related to selling, general and administrative activities and specialty pharmacy store and administrative payroll, employee benefits and occupancy costs.

Operating expenses decreased $4 million to $230 million, or 1.9% as a percentage of net revenues in the three months ended June 30, 2010, compared to the prior year period primarily associated with lower operating costs associated with our Medicare Part D program.

Operating expenses decreased $22 million to $473 million, or 2.0% as a percentage of net revenues in the six months ended June 30, 2010, compared to the prior year period. The decrease in operating expenses is primarily related to lower litigation-related charges and lower operating costs associated with our Medicare Part D program.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Retail Pharmacy Segment

The following table summarizes our Retail Pharmacy segment’s performance for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2010	2009(1)	2010	2009(1)
Net revenues	$14,311	$13,797	$28,289	$27,294
Gross profit	4,229	4,131	8,216	8,087
Gross profit % of net revenues	29.6%	29.9%	29.0%	29.6%
Operating expenses	3,133	3,075	6,091	6,059
Operating expense % of net revenues	21.9%	22.3%	21.5%	22.2%
Operating profit	1,096	1,056	2,125	2,028
Operating profit % of net revenues	7.7%	7.7%	7.5%	7.4%
Net revenue increase(2) :
Total	3.7%	17.2%	3.6%	15.6%
Pharmacy	4.2%	16.3%	4.4%	14.7%
Front store	2.8%	19.1%	2.0%	17.4%
Same store sales increase (decrease)(3) :
Total	2.1%	6.1%	2.2%	4.7%
Pharmacy	2.9%	7.5%	3.3%	6.0%
Front store	0.4%	3.0%	(0.2)%	1.9%
Generic dispensing rate	72.7%	69.6%	72.4%	69.4%
Pharmacy % of total revenues	67.6%	67.3%	68.0%	67.5%
Third party % of pharmacy revenue	97.2%	96.9%	97.2%	96.8%
Retail prescriptions filled	157.5	153.2	314.8	305.7

(1)	The results for the three and six months ended June 30, 2009 have been revised to conform to the 2010 presentation of the Retail Pharmacy segment.

(2)	The net revenue increase for the three and six months ended June 30, 2009 include the results associated with stores acquired from Longs Drug Stores Corporation in October 2008.

(3)	Beginning in November 2009, same store sales increase includes the stores acquired from Longs Drug Stores Corporation in October 2008.

As of June 30, 2010, we operated 7,109 retail drugstores compared to 6,949 retail drugstores on June 30, 2009.

Net Revenues

Net revenues increased $514 million, or 3.7%, to $14.3 billion in the three months ended June 30, 2010, as compared to the prior year period. This increase was primarily driven by same store sales increase of 2.1% and net revenues from new stores, which accounted for approximately 150 basis points of our total net revenue percentage increase in the three months ended June 30, 2010. Net revenues increased $1.0 billion, or 3.6%, to $28.3 billion in the six months ended June 30, 2010, as compared to the prior year period. This increase was primarily driven by a same store sales increase of 2.2% and net revenues from new stores, which accounted for approximately 140 basis points of our total net revenue percentage increase in the six months ended June 30, 2010.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

As you review our Retail Pharmacy segment’s performance in this area, we believe you should consider the following important information that impacted both the three and six month periods ended June 30, 2010:

•	Total net revenues were negatively impacted by the H1N1 influenza outbreak, which benefited both prior year periods.

•	Front store revenues were positively impacted by strong sales of general merchandise and beauty products.

•	Front store revenues were negatively impacted by lower sales in stores acquired from Longs Drug Stores Corporation.

•	Front store revenues were negatively impacted due to the weakness in the overall economic environment and its impact on consumer shopping behavior.

•	Front store revenues were positively impacted by the increase in the federal excise tax associated with tobacco products (which took effect on April 1, 2009).

•	Pharmacy revenues were positively impacted by a stronger allergy season and negatively impacted by a weaker flu season and higher generic dispensing rates.

•	Pharmacy revenues continued to benefit from incremental prescription volume associated with our Maintenance Choice program.

•

Pharmacy revenues continue to be negatively impacted by the conversion of brand named drugs to equivalent generic drugs, which typically have a lower selling price. In addition, our pharmacy growth has also been adversely affected by a decline in utilization trend as a result of a sluggish economy, a decline in the number of significant new brand named drug introductions, higher consumer co-payments and co-insurance arrangements and by an increase in the number of over-the-counter remedies that were historically only available by prescription.

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

Gross Profit

Gross profit in our Retail Pharmacy segment includes net revenues less the cost of merchandise sold in the period and the related purchasing costs, warehousing costs, delivery costs and actual and estimated inventory losses.

Gross profit increased $98 million, or 2.4%, to $4.2 billion in the three months ended June 30, 2010, as compared to the prior year period. Gross profit as a percentage of net revenues decreased approximately 40 basis points to 29.6% in the three months ended June 30, 2010, compared to 29.9% in the prior year period.

•

Our average gross profit on front store revenues is higher than our average gross profit on pharmacy revenues. Front store revenues as a percentage of total revenues for the three months ended June 30, 2010 was 32.4%, as compared to 32.7% in the prior year period. Pharmacy revenues as a percentage of

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

total revenues for the three months ended June 30, 2010 were 67.6%, compared to 67.3% in the prior year period. The decrease in the contribution percentage of front store revenues as a percentage of total revenue had a negative effect on our overall gross profit in the three months ended June 30, 2010.

•

Sales to customers covered by third party insurance programs are a significant component of our retail pharmacy business. On average, our gross profit on third party pharmacy revenues is lower than our gross profit on cash pharmacy revenues. Third party revenues were 97.2% in the three months ended June 30, 2010, compared to 96.9% in the prior year period. We expect this trend to continue.

Gross profit increased $129 million, or 1.6%, to $8.2 billion in the six months ended June 30, 2010, as compared to the prior year period. Gross profit as percentage of net revenues decreased approximately 60 basis points to 29.0% in the six months ended June 30, 2010, compared to 29.6% in the prior year period.

•

Our average gross profit on front store revenues is higher than our average gross profit on pharmacy revenues. Front store revenues as a percentage of total revenues for the six months ended June 30, 2010 was 32.0%, compared to 32.5% in the prior year period. Pharmacy revenues as a percentage of total revenues for the six months ended June 30, 2010 were 68.0%, compared to 67.5% in the prior year period. The decrease in the contribution percentage of front store revenues as a percentage of total revenue had a negative effect on our overall gross profit in the six months ended June 30, 2010.

•

Sales to customers covered by third party insurance programs are a significant component of our retail pharmacy business. On average, our gross profit on third party pharmacy revenues is lower than our gross profit on cash pharmacy revenues. Third party revenues were 97.2% in the six months ended June 30, 2010, compared to 96.8% in the prior year period. The increase in third party revenues had a negative effect on gross profit and we expect this trend to continue.

As you review our Retail Pharmacy segment’s performance in this area, we believe you should consider the following important information that impacted both the three and six month periods ended June 30, 2010:

•

Our front store gross profit as a percentage of net revenues was positively impacted by increased sales of our more profitable store brand products and negatively impacted by increased consumer demand for promotional sales items.

•

Our pharmacy gross profit as a percentage of net revenues have been adversely affected by the efforts of managed care organizations, pharmacy benefit managers, governmental (especially State Medicaid entities) and other third party payors to reduce their prescription drug costs. In the event this trend continues, we may not be able to sustain our current rate of revenue growth and our gross profit could be adversely impacted.

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

•

On March 23, 2010, the Patient Protection and Affordable Care Act (“PPACA”) was signed into law by President Obama. The PPACA modified the manner in which retail pharmacies are reimbursed for multiple source (i.e., generic) prescription drugs dispensed to Medicaid beneficiaries. Specifically, the PPACA revised the definition of “multiple source” prescription drugs and redefined Average

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturer Price (“AMP”), the reimbursement benchmark applicable to Medicaid paid prescriptions. While these changes are effective October 1, 2010, as a practical matter they are not expected to be implemented until 2011. In recent years, retail pharmacies have experienced a decrease in reimbursement rates for Medicaid paid prescriptions and it is difficult to predict the effect of changes made by the PPACA on this trend.

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

Operating Expenses

Operating expenses in our Retail Pharmacy segment include store payroll, store employee benefits, occupancy costs, selling expenses, advertising expenses, depreciation and amortization expense and certain administrative expenses.

Operating expenses increased $58 million to $3.1 billion, or 21.9% as a percentage of net revenues in the three months ended June 30, 2010, as compared to $3.1 billion, or 22.3% as a percentage of net revenues in the prior year period. Operating expenses increased $32 million to $6.1 billion, or 21.5% as a percentage of net revenues in the six months ended June 30, 2010, as compared to $6.1 billion, or 22.2% as a percentage of net revenues in the prior year period. The increases in operating expenses in both the three and six months ended June 30, 2010 was primarily due to higher store operating costs and accruals for anticipated legal settlements, partially offset by lower integration-related costs.

Corporate Segment

Operating Expenses

Operating expenses in our Corporate segment include executive management, corporate relations, legal, compliance, human resources, corporate information technology and finance-related costs.

Operating expenses increased $13 million, or 9.0% to $156 million in the three months ended June 30, 2010, as compared to the prior year period. The increase in operating expenses was related to higher professional fees, primarily legal fees.

Operating expenses increased $22 million, or 8.1% to $291 million in the six months ended June 30, 2010, as compared to the prior year period. The increase in operating expenses was related to higher professional fees, primarily legal fees as well as depreciation expense associated with corporate-related assets.

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

Net cash provided by operating activities was $1.7 billion in the six months ended June 30, 2010, compared to $1.3 billion in the six months ended June 30, 2009. This increase was related to an overall improvement in

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

working capital, which was primarily due to increased cash collections of third party receivables and improved inventory management. This was partially offset by a decrease in claims payable due to prompt payment provisions of the Medicare Improvements for Patients and Providers Act of 2008, which took effect on January 1, 2010.

Net cash used in investing activities was $880 million in the six months ended June 30, 2010, compared to $608 million in the six months ended June 30, 2009. The $272 million increase in cash used in investing activities was primarily due to $503 million of sale-leaseback proceeds in 2009 versus none in 2010, partially offset by a $225 million decrease in capital expenditures in 2010. Gross capital expenditures totaled $866 million in the six months ended June 30, 2010, compared to $1.1 billion in the six months ended March 31, 2009. In the six months ended June 30, 2010, we opened 98 new retail drugstores and closed 14 retail drugstores and four specialty pharmacy stores. In addition, the Company relocated 81 retail drugstores. In 2010, we plan to open approximately 250 to 300 new or relocated retail drugstores.

Net cash used in financing activities was $811 million in the six months ended June 30, 2010, compared to net cash used in financing activities of $842 million in the six months ended June 30, 2009. Net cash used in financing activities was primarily due to the repayment of $1.8 billion in long-term debt and repurchases of common stock, offset in part by an increase in short-term debt and the issuance of $1.0 billion in long-term debt.

In January 2010, our Board of Directors authorized a 15% increase in our quarterly common stock dividend to $0.0875 per share on the Company’s common stock. This increase equates to an annual dividend rate of $0.35 per share.

On November 4, 2009, our Board of Directors authorized a share repurchase program for up to $2.0 billion of our outstanding common stock (the “2009 Repurchase Program”). In 2009, we repurchased 16.1 million shares of common stock for approximately $500 million pursuant to the 2009 Repurchase Program. In the three and six months ended June 30, 2010, we repurchased approximately 16.7 million shares of common stock for approximately $613 million, and 42.4 million shares of common stock for approximately $1.5 billion, respectively, completing the 2009 Repurchase Program.

On June 14, 2010, our Board of Directors authorized a new share repurchase program for up to $2.0 billion of our outstanding common stock. The share repurchase authorization, which was effective immediately and expires at the end of 2011, permits us to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase transactions, and/or other derivative transactions. The share repurchase program may be modified, extended or terminated by the Board of Directors at any time. The Company did not make any share repurchases under the 2010 Repurchase Program during the three months ended June 30, 2010.

We had $1.9 billion of commercial paper outstanding at a weighted average interest rate of 0.5% as of June 30, 2010. In connection with our commercial paper program, we maintain a $1.4 billion, five-year unsecured back-up credit facility, which expires on May 12, 2011, a $1.3 billion, five-year unsecured back-up credit facility, which expires on March 12, 2012, and a $1.0 billion, three-year unsecured back-up credit facility, which expires on May 27, 2013. The credit facilities allow for borrowings at various rates that are dependent, in part, on our public debt rating. There were no borrowings outstanding under the back-up credit facilities.

On May 13, 2010, we issued $550 million of 3.25% unsecured senior notes due May 18, 2015 and issued $450 million of 4.75% unsecured senior notes due May 18, 2020 (collectively, the “2010 Notes”). The 2010

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Notes pay interest semi-annually and may be redeemed, in whole at any time, or in part from time to time, at our option at a defined redemption price plus accrued and unpaid interest to the redemption date. The net proceeds of the 2010 Notes were used to repay a portion of our outstanding commercial paper borrowings, certain other corporate debt and for general corporate purposes.

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

As of June 30, 2010, our long-term debt was rated “Baa2” by Moody’s with a stable outlook and “BBB+” by Standard & Poor’s with a negative outlook, and our commercial paper program was rated “P-2” by Moody’s and “A-2” by Standard & Poor’s. In assessing our credit strength, we believe that both Moody’s and Standard & Poor’s considered, among other things, our capital structure and financial policies as well as our consolidated balance sheet, our historical acquisition activity and other financial information. Although we currently believe our long-term debt ratings will remain investment grade, we cannot guarantee the future actions of Moody’s and/or Standard & Poor’s. Our debt ratings have a direct impact on our future borrowing costs, access to capital markets and new store operating lease costs.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance that amends Accounting Standards Codification (“ASC”) 810 Consolidations (formerly Statement of Financial Accounting Standard (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R)”). The amendment requires a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest. The determination of whether a company is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and a company’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. Additional disclosures are required to identify a company’s involvement with the VIE and any significant changes in risk exposure due to such involvement. The amendment is effective for all new and existing VIEs as of the beginning of the first fiscal year that begins after November 15, 2009. The adoption of this standard did not have a material impact on our consolidated results of operations, financial position or cash flows.

In January 2010, the FASB issued guidance which expanded the required disclosures about fair value measurements. In particular, this guidance requires (i) separate disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements along with the reasons for such transfers, (ii) information about purchases, sales, issuances and settlements to be presented separately in the reconciliation for Level 3 fair value measurements, (iii) expanded fair value measurement disclosures for each class of assets and liabilities and (iv) disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. This guidance is effective for annual reporting periods beginning after December 15, 2009 except for (ii) above which is effective for fiscal years beginning after December 15, 2010. The adoption of this standard did not have a material impact on our consolidated results of operations, financial position or cash flows.

Cautionary Statement Concerning Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of CVS Caremark Corporation. The Company and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and in its reports to stockholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “project,” “anticipate,” “will,” “should” and similar expressions identify statements that constitute forward-looking statements. All statements addressing operating performance of CVS Caremark Corporation or any subsidiary, events or developments that the Company expects or anticipates will occur in the future, including statements relating to revenue growth, earnings or earnings per common share growth, free cash flow, debt ratings, inventory levels, inventory turn and loss rates, store development, relocations, new market entries and PBM client contracting, as well as statements expressing optimism or permission about future operating results or events, are forward-looking statements within the meaning of the Reform Act.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

By their nature, all forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including, but not limited to:

•

Our business is affected by the economy in general including changes in consumer purchasing power, preferences and/or spending patterns. These changes could affect drug utilizations trends, the number of covered lives and the financial health of our PBM clients. Further, interest rate fluctuations, changes in capital market conditions, and regulatory changes affecting financial institutions and rating agencies may affect our ability to obtain necessary financing on acceptable terms, our ability to secure suitable store locations under acceptable terms and our ability to execute future sale-leaseback transactions under acceptable terms;

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

As of June 30, 2010, the Company had no derivative financial instruments or derivative commodity instruments in place and believes that its exposure to market risk associated with other financial instruments, principally interest rate risk inherent in its debt portfolio, is not material.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of June 30, 2010, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that occurred in the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II	Item 1

Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2009 and Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010. The following discussion is limited to certain recent developments concerning our legal proceedings and should be read in conjunction with those earlier reports.

1.	Since March 2009, the Company has been named in a series of eight putative collective or class action lawsuits filed in federal courts in Connecticut, Florida, Illinois, Massachusetts, New York and Rhode Island, purportedly on behalf of current and former assistant store managers working in the Company’s stores at various locations outside California. The lawsuits allege that the Company failed to pay overtime to assistant store managers as required under the Fair Labor Standards Act (“FLSA”) and under certain state statutes. The lawsuits also seek other relief, including liquidated damages, attorneys’ fees, costs and injunctive relief arising out of the state and federal claims for overtime pay. In May 2010, a federal court in Florida conditionally certified a collective action under the FLSA involving current and former assistant store managers at the Company’s retail stores in Florida, and authorized notices to be issued to potential opt-in plaintiffs. At this time, the Company is not able to predict the outcome of these lawsuits, or any possible monetary exposure associated with the lawsuits. The Company believes, however, that the lawsuits are without merit and that the cases should not be certified as class or collective actions, and is vigorously defending these claims.

Part II	Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table presents the total number of shares purchased in the three months ended June 30, 2010, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to the 2009 and 2010 Repurchase Programs.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2010 through April 30, 2010	13,496,450	$36.77	13,496,450	$117,097,606
May 1, 2010 through May 31, 2010	3,160,601	37.05	3,160,601	—
June 1, 2010 through June 30, 2010(1)	—	—	—	$2,000,000,000

(1)	On June 14, 2010, our Board of Directors authorized a new share repurchase program for up to $2.0 billion of our outstanding common stock. The share repurchase authorization, which was effective immediately and expires at the end of 2011, permits us to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase transactions, and/or other derivative transactions. The share repurchase program may be modified, extended or terminated by the Board of Directors at any time.

Part II	Item 6

Exhibits

Item 6.	Exhibits

Exhibits:

Exhibits marked with an asterisk (*) are hereby incorporated by reference to exhibits or appendices previously filed by the Registrant as indicated in brackets following the description of the exhibit.

3.1*	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (Commission File No. 001-01011)).

3.1A*	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective May 13, 1998 (incorporated by reference to Exhibit 4.1A to Registrant’s Registration Statement No. 333-52055 on Form S-3/A dated May 18, 1998). (Commission File No. 001-01001)).

3.1B*	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated March 22, 2007 (Commission File No. 001-01011)).

3.1C*	Certificate of Merger dated May 9, 2007 (incorporated by reference to Exhibit 3.1C to Registrant’s Quarterly Report on Form 10-Q dated November 1, 2007 (Commission File No. 001-01011)).

3.1D*	Certificate of Amendment of the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 12, 2010 (Commission File No. 001-01011)).

3.2*	By-laws of the Registrant, as amended and restated (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated May 12, 2010 (Commission File No. 001-01011)).

10.1	Three Year Credit Agreement dated as of May 27, 2010 by and among the Registrant, the lenders party hereto, Barclays Capital and JP Morgan Chase Bank, N.A., as Co-Syndication Agents, Bank of America, N.A. and Wells Fargo Bank, N.A., as Co-Documentation Agents, and the Bank of New York Mellon, as Administrative Agent.

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101	The following materials from the CVS Caremark Corporation Quarterly Report on Form 10-Q for the three months ended June 30, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related Footnotes to the Condensed Consolidated Financial Statements.

Part II

Signatures:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CVS Caremark Corporation
(Registrant)

/S/ DAVID M. DENTON
David M. Denton
Executive Vice President, and Chief Financial Officer
July 28, 2010