Form 10-Q
period 2010-09-30
CVS CAREMARK CORP
filed 2010-11-03
CIK 64803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2010

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

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, $0.01 par value, issued and outstanding at October 26, 2010:

1,358,800,000 shares

Part I	Item 1

CVS Caremark Corporation

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2010	2009	2010	2009
Net revenues	$23,875	$24,642	$71,641	$72,907
Cost of revenues	18,851	19,630	56,851	58,095

Gross profit	5,024	5,012	14,790	14,812
Operating expenses	3,540	3,446	10,396	10,269

Operating profit	1,484	1,566	4,394	4,543
Interest expense, net	137	123	399	393

Income before income tax provision	1,347	1,443	3,995	4,150
Income tax provision	528	420	1,582	1,494

Income from continuing operations	819	1,023	2,413	2,656
Loss from discontinued operations, net of tax	(11)	(2)	(14)	(10)

Net income	808	1,021	2,399	2,646
Net loss attributable to noncontrolling interest	1	—	2	—

Net income attributable to CVS Caremark	$809	$1,021	$2,401	$2,646

Basic earnings per common share:
Income from continuing operations attributable to CVS Caremark	$0.60	$0.72	$1.76	$1.84
Loss from discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)

Net income attributable to CVS Caremark	$0.59	$0.71	$1.75	$1.83

Weighted average basic common shares outstanding	1,360	1,429	1,368	1,445

Diluted earnings per common share:
Income from continuing operations attributable to CVS Caremark	$0.60	$0.71	$1.75	$1.82
Loss from discontinued operations	(0.01)	—	(0.01)	(0.01)

Net income attributable to CVS Caremark	$0.59	$0.71	$1.74	$1.81

Weighted average diluted common shares outstanding	1,368	1,445	1,378	1,462

Dividends declared per common share	$0.08750	$0.07625	$0.26250	$0.22875

See accompanying notes to condensed consolidated financial statements.

Part I	Item 1

CVS Caremark Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

In millions, except per share amounts	September 30, 2010	December 31, 2009
Assets:
Cash and cash equivalents	$979	$1,086
Short-term investments	4	5
Accounts receivable, net	5,111	5,457
Inventories	10,585	10,343
Deferred income taxes	479	506
Other current assets	181	140

Total current assets	17,339	17,537
Property and equipment, net	8,356	7,923
Goodwill	25,673	25,680
Intangible assets, net	9,876	10,127
Other assets	469	374

Total assets	$61,713	$61,641

Liabilities:
Accounts payable	$4,162	$3,560
Claims and discounts payable	2,360	3,075
Accrued expenses	2,664	3,246
Short-term debt	1,384	315
Current portion of long-term debt	1,104	2,104

Total current liabilities	11,674	12,300
Long-term debt	8,653	8,756
Deferred income taxes	3,653	3,678
Other long-term liabilities	1,061	1,102
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest	35	37

Shareholders’ equity:
Preferred stock, par value $0.01: 0.1 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01: 3,200 shares authorized; 1,619 shares issued and 1,358 shares outstanding at September 30, 2010 and 1,612 shares issued and 1,391 shares outstanding at December 31, 2009	16	16
Treasury stock, at cost: 259 shares at September 30, 2010 and 219 shares at December 31, 2009	(9,029)	(7,610)
Shares held in trust: 2 shares at September 30, 2010 and December 31, 2009	(56)	(56)
Capital surplus	27,443	27,198
Retained earnings	18,396	16,355
Accumulated other comprehensive loss	(133)	(135)

Total shareholders’ equity	36,637	35,768

Total liabilities and shareholders’ equity	$61,713	$61,641

See accompanying notes to condensed consolidated financial statements.

Part I	Item 1

CVS Caremark Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
In millions	2010	2009
Cash flows from operating activities:
Cash receipts from revenues	$68,524	$68,788
Cash paid for inventory and prescriptions dispensed by retail network pharmacies	(52,953)	(54,553)
Cash paid to other suppliers and employees	(10,346)	(9,810)
Interest received	3	4
Interest paid	(439)	(410)
Income taxes paid	(1,785)	(1,789)

Net cash provided by operating activities	3,004	2,230

Cash flows from investing activities:
Additions to property and equipment	(1,379)	(1,752)
Proceeds from sale-leaseback transactions	124	748
Proceeds from sale or disposal of assets	24	7
Acquisitions (net of cash acquired) and investments	(158)	(43)
Purchase of short-term investments	—	(5)
Maturity of short-term investments	1	—

Net cash used in investing activities	(1,388)	(1,045)

Cash flows from financing activities:
Increase (decrease) in short-term debt	1,069	(1,944)
Proceeds from issuance of long-term debt	991	2,800
Repayments of long-term debt	(2,102)	(652)
Dividends paid	(360)	(331)
Derivative settlements	(5)	(3)
Proceeds from exercise of stock options	171	236
Excess tax benefits from stock-based compensation	13	26
Repurchase of common stock	(1,500)	(1,539)

Net cash used in financing activities	(1,723)	(1,407)

Net decrease in cash and cash equivalents	(107)	(222)
Cash and cash equivalents at beginning of period	1,086	1,352

Cash and cash equivalents at end of period	$979	$1,130

Reconciliation of net income to net cash provided by operating activities:
Net income	$2,399	$2,646
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,096	1,037
Stock-based compensation	112	113
Deferred income taxes and other non-cash items	43	69
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	346	(321)
Inventories	(242)	(832)
Other current assets	(41)	(12)
Other assets	11	(7)
Accounts payable and claims and discounts payable	(112)	240
Accrued expenses	(567)	(794)
Other long-term liabilities	(41)	91

Net cash provided by operating activities	$3,004	$2,230

See accompanying notes to condensed consolidated financial statements.

Part I	Item 1

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

As of September 30, 2010, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and short-term debt approximated their fair value due to the short-term nature of these financial instruments. The Company invests in short-term money market funds, commercial paper and time

Part I	Item 1

CVS Caremark Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

deposits that are classified as cash and cash equivalents within the accompanying condensed consolidated balance sheets, as these funds are highly liquid and readily convertible to known amounts of cash. These investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company’s short-term investments consist of certificates of deposit with initial maturities of greater than three months when purchased. These investments, which are classified within Level 1 of the fair value hierarchy, are carried at historical cost, which approximated fair value at September 30, 2010. The carrying amount and estimated fair value of the Company’s total long-term debt was $9.8 billion and $10.7 billion, respectively, as of September 30, 2010. The fair value of the Company’s total long-term debt was estimated based on rates currently offered to the Company for debt with identical terms and maturities, which is considered Level 1 of the fair value hierarchy. There were no outstanding derivative financial instruments as of September 30, 2010 and December 31, 2009.

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

Recently Issued Accounting Exposure Draft

In August 2010, the FASB issued an exposure draft on lease accounting that would require entities to recognize assets and liabilities arising from lease contracts on the balance sheet. The proposed exposure draft states that lessees and lessors should apply a “right-of-use model” in accounting for all leases. Under the proposed model, lessees would recognize an asset for the right to use the leased asset, and a liability for the obligation to make rental payments over the lease term. The lease term is defined as the longest possible term that is “more likely than not” to occur. The accounting by a lessor would reflect its retained exposure to the risks or benefits of the underlying leased asset. A lessor would recognize an asset representing its right to receive lease

Part I	Item 1

CVS Caremark Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

payments based on the expected term of the lease. Comments on this exposure draft are due by December 15, 2010 and the final standard is expected to be issued in the second quarter of 2011. While the Company believes that the proposed standard, as currently drafted, will have a material impact on its reported financial position and reported results of operations, it will not have a material impact on the liquidity of the Company.

Reclassifications

Certain reclassifications have been made to the condensed consolidated financial statements for the three and nine months ended September 30, 2009 to conform to the 2010 presentation.

Note 2 – Discontinued Operations

In connection with certain business dispositions completed between 1991 and 1997, the Company retained guarantees on store lease obligations for a number of former subsidiaries, including Linens ‘n Things. On May 2, 2008, Linens Holding Co. and certain affiliates, which operate Linens ‘n Things, filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Company’s loss from discontinued operations for the three months ended September 30, 2010 consisted of $11 million ($18 million, net of a $7 million income tax benefit) of lease-related costs, compared to $2 million ($3 million, net of a $1 million income tax benefit) of lease-related costs in the prior year period. Loss from discontinued operations for the nine months ended September 30, 2010 consisted of $14 million ($22 million, net of an $8 million income tax benefit) of lease-related costs, compared to $10 million ($16 million, net of a $6 million income tax benefit) of lease-related costs in the prior year period.

Note 3 – Segment Reporting

The Company has three segments: Pharmacy Services, Retail Pharmacy and Corporate. The Company’s segments maintain separate financial information for which operating results are evaluated on a regular basis by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company evaluates its Pharmacy Services and Retail Pharmacy segments’ performance based on net revenue, gross profit and operating profit before the effect of nonrecurring charges and gains and certain intersegment activities. The Company evaluates the performance of its Corporate segment based on operating expenses before the effect of nonrecurring charges and gains and certain intersegment activities.

The Pharmacy Services segment provides a full range of pharmacy benefit management (“PBM”) services including mail order pharmacy services, specialty pharmacy services, plan design consultation and administration, formulary management and claims processing. The Company’s customers are primarily employers, insurance companies, unions, government employee groups, managed care organizations, other sponsors of health benefit plans and individuals throughout the United States. In addition, through the Company’s SilverScript Insurance Company (“SilverScript”) and Accendo Insurance Company (“Accendo”) subsidiaries, the Company is a national provider of drug benefits to eligible beneficiaries under the Federal Government’s Medicare Part D program. Currently, the pharmacy services business operates under the Caremark Pharmacy Services®, Caremark®, CVS Caremark™, CarePlus CVS/pharmacy™, CarePlus™, RxAmerica®, AccordantCare™ and TheraCom® names. As of September 30, 2010, the Pharmacy Services segment operated 44 specialty pharmacy stores, 18 specialty mail order pharmacies and five mail service pharmacies located in 25 states, Puerto Rico and the District of Columbia.

Part I	Item 1

CVS Caremark Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Retail Pharmacy segment sells prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, photo finishing, seasonal merchandise, greeting cards and convenience foods through our CVS/pharmacy® and Longs Drug® retail stores and online through CVS.com®. As of September 30, 2010, the Retail Pharmacy segment included 7,152 retail drugstores, of which 7,093 operated a pharmacy, the online retail website, CVS.com and 569 retail health care clinics. The retail drugstores are located in 41 states, Puerto Rico and the District of Columbia operating primarily under the CVS/pharmacy or Longs Drug names. The retail health care clinics operate under the MinuteClinic® name, of which 558 are located within CVS/pharmacy stores. MinuteClinics are staffed by nurse practitioners and physician assistants who utilize nationally recognized protocols to diagnose and treat minor health conditions, perform health screenings, monitor chronic health conditions and deliver vaccinations.

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

The following is a reconciliation of the Company’s business segments to the condensed consolidated financial statements as of and for the respective periods:

In millions	Pharmacy Services Segment(1)	Retail Pharmacy Segment	Corporate Segment	Intersegment Eliminations(2)	Consolidated Totals
Three Months Ended
September 30, 2010:
Net revenues	$11,926	$14,159	$—	$(2,210)	$23,875
Gross profit	882	4,181	—	(39)	5,024
Operating profit (loss)	652	1,039	(168)	(39)	1,484
September 30, 2009:
Net revenues	$13,030	$13,606	$—	$(1,994)	$24,642
Gross profit	1,031	3,995	—	(14)	5,012
Operating profit (loss)	799	910	(129)	(14)	1,566
Nine Months Ended
September 30, 2010:
Net revenues	$35,603	$42,448	$—	$(6,410)	$71,641
Gross profit	2,485	12,397	—	(92)	14,790
Operating profit (loss)	1,781	3,164	(459)	(92)	4,394
September 30, 2009:
Net revenues	$37,573	$40,900	$—	$(5,566)	$72,907
Gross profit	2,760	12,082	—	(30)	14,812
Operating profit (loss)	2,033	2,938	(398)	(30)	4,543
Total assets:
September 30, 2010	$32,388	$28,951	$880	$(506)	$61,713
December 31, 2009	33,082	28,302	774	(517)	61,641
Goodwill:
September 30, 2010	$18,871	$6,802	$—	$—	$25,673
December 31, 2009	18,879	6,801	—	—	25,680

(1)	Net revenues of the Pharmacy Services segment include approximately $1.6 billion and $1.7 billion of retail co-payments for the three months ended September 30, 2010 and 2009, respectively, and $5.0 billion and $5.2 billion of retail co-payments for the nine months ended September 30, 2010 and 2009, respectively.

Part I	Item 1

CVS Caremark Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(2)	Intersegment eliminations relate to two types of transactions: (i) Intersegment revenues that occur when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue on a standalone basis, and (ii) Intersegment revenues, gross profit and operating profit that occur when Pharmacy Services segment customers, through the Company’s intersegment activities (such as the Maintenance Choice™ program), elect to pick-up their maintenance prescriptions at Retail Pharmacy segment stores instead of receiving them through the mail. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue, gross profit and operating profit on a standalone basis. As a result, both the Pharmacy Services and the Retail Pharmacy segments include the following results associated with this activity: net revenues of $489 million and $196 million for the three months ended September 30, 2010 and 2009, respectively, and $1.3 billion and $450 million for the nine months ended September 30, 2010 and 2009, respectively; gross profit of $39 million and $14 million for the three months ended September 30, 2010 and 2009, respectively, and $92 million and $30 million for the nine months ended September 30, 2010 and 2009, respectively; and operating profit of $39 million and $14 million for the three months ended September 30, 2010 and 2009, respectively, and $92 million and $30 million for the nine months ended September 30, 2010 and 2009, respectively.

Note 4 – Goodwill and Intangible Assets

Goodwill and indefinitely-lived trademarks are not amortized, but are subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate there may be impairment. During the three months ended September 30, 2010, the Company performed its required annual impairment tests, which indicated there was no impairment of goodwill or trademarks.

The carrying amount of goodwill was $25.7 billion as of September 30, 2010 and December 31, 2009. The carrying amount of indefinitely-lived trademarks was $6.4 billion as of September 30, 2010 and December 31, 2009. Intangible assets with finite useful lives are amortized over their estimated useful life.

The following is a summary of the Company’s intangible assets as of the respective balance sheet dates:

	As of September 30, 2010			As of December 31, 2009
In millions	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks (indefinitely-lived)	$6,398	$—	$6,398	$6,398	$—	$6,398
Customer contracts and relationships and covenants not to compete	4,885	(1,887)	2,998	4,828	(1,604)	3,224
Favorable leases and other	767	(287)	480	756	(251)	505

	$12,050	$(2,174)	$9,876	$11,982	$(1,855)	$10,127

The amortization expense related to finite-lived intangible assets for the three and nine months ended September 30, 2010 was $108 million and $319 million, respectively. The amortization expense related to finite-lived intangible assets for the three and nine months ended September 30, 2009 was $108 million and $323 million, respectively.

Part I	Item 1

CVS Caremark Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Comprehensive Income

The following are the components of comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2010	2009	2010	2009
Net income	$808	$1,021	$2,399	$2,646
Net cash flow hedges, net of tax	—	(3)	(2)	(1)
Pension adjustment, net of tax	—	—	4	—

Comprehensive income	808	1,018	2,401	2,645
Comprehensive loss attributable to noncontrolling interest	1	—	2	—

Comprehensive income attributable to CVS Caremark	$809	$1,018	$2,403	$2,645

Note 6 – Interest Expense

The following are the components of net interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2010	2009	2010	2009
Interest expense	$138	$124	$402	$397
Interest income	(1)	(1)	(3)	(4)

Interest expense, net	$137	$123	$399	$393

Note 7 – Long-Term Debt

On May 13, 2010, the Company issued $550 million of 3.25% unsecured senior notes due May 18, 2015 and issued $450 million of 4.75% unsecured senior notes due May 18, 2020 (collectively, the “2010 Notes”) for total proceeds of $991 million, which was net of underwriting fees of $9 million. The 2010 Notes pay interest semi-annually and may be redeemed, in whole at any time, or in part from time to time, at the Company’s option at a defined redemption price plus accrued and unpaid interest to the redemption date. The net proceeds of the 2010 Notes were used to repay a portion of the Company’s outstanding commercial paper borrowings, certain other corporate debt and for general corporate purposes.

Note 8 – Stock-Based Compensation

Compensation expense related to stock options, which includes the 2007 Employee Stock Purchase Plan (“2007 ESPP”) for the three and nine months ended September 30, 2010 totaled $30 million and $95 million, respectively, compared to $33 million and $92 million for the three and nine months ended September 30, 2009, respectively. Compensation expense related to restricted stock awards for the three and nine months ended September 30, 2010 totaled $6 million and $17 million, respectively, compared to $7 million and $21 million for the three and nine months ended September 30, 2009, respectively.

In May 2010, the Company’s Board of Directors adopted and the shareholders approved the 2010 Incentive Compensation Plan (the “2010 ICP”). The 2010 ICP allows for a maximum of 74 million shares to be reserved

Part I	Item 1

CVS Caremark Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

and available for grants, plus the number of shares subject to awards under the Company’s 1997 Incentive Compensation Plan (“1997 ICP”) which become available due to cancellation or forfeiture. The 2010 ICP is the only compensation plan under which the Company grants stock options, restricted stock and other stock-based awards to its employees, with the exception of the Company’s 2007 ESPP. In the three months ended September 30, 2010, the Company granted 1.7 million stock options with a weighted average fair value of $7.45 and a weighted average exercise price of $28.78 under the 2010 ICP. The Company has 72.0 million stock options outstanding as of September 30, 2010 with a weighted average exercise price of $30.69 and a weighted average contractual term of 4.3 years.

Note 9 – Earnings Per Share

Basic earnings per common share attributable to CVS Caremark is computed by dividing: (i) net income attributable to CVS Caremark by (ii) the weighted average number of common shares outstanding in the period (the “Basic Shares”).

Diluted earnings per common share attributable to CVS Caremark is computed by dividing: (i) net income attributable to CVS Caremark by (ii) Basic Shares plus the additional shares that would be issued assuming that all dilutive stock awards are exercised. Options to purchase approximately 38.4 million and 33.4 million shares of common stock were outstanding, but were not included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2010, respectively, because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase approximately 14.7 million and 36.4 million shares of common stock were outstanding, but were not included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2009, respectively.

Part I	Item 1

CVS Caremark Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following is a reconciliation of basic and diluted earnings per common share for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2010	2009	2010	2009
Numerators for earnings per common share calculations:
Income from continuing operations	$819	$1,023	$2,413	$2,656
Net loss attributable to noncontrolling interest	1	—	2	—

Income from continuing operations attributable to CVS Caremark	820	1,023	2,415	2,656
Loss from discontinued operations, net of tax	(11)	(2)	(14)	(10)

Net income attributable to CVS Caremark, basic and diluted	$809	$1,021	$2,401	$2,646

Denominators for earnings per common share calculations:
Weighted average common shares, basic	1,360	1,429	1,368	1,445
Effect of dilutive securities:
ESOP preference stock	—	—	—	2
Stock options	6	11	7	10
Restricted stock units	2	5	3	5

Weighted average common shares, diluted	1,368	1,445	1,378	1,462

Basic earnings per common share:
Income from continuing operations attributable to CVS Caremark	$0.60	$0.72	$1.76	$1.84
Loss from discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)

Net income attributable to CVS Caremark	$0.59	$0.71	$1.75	$1.83

Diluted earnings per common share:
Income from continuing operations attributable to CVS Caremark	$0.60	$0.71	$1.75	$1.82
Loss from discontinued operations	(0.01)	—	(0.01)	(0.01)

Net income attributable to CVS Caremark	$0.59	$0.71	$1.74	$1.81

Note 10 – Share Repurchase Programs

On November 4, 2009, the Company’s Board of Directors authorized a share repurchase program for up to $2.0 billion of the Company’s outstanding common stock (the “2009 Repurchase Program”). During November and December 2009, the Company repurchased 16.1 million shares of common stock for approximately $500 million pursuant to the 2009 Repurchase Program. In the six months ended June 30, 2010, the Company repurchased approximately 42.4 million and shares of common stock for approximately $1.5 billion, completing the 2009 Repurchase Program.

On June 14, 2010, the Company’s Board of Directors authorized a new share repurchase program for up to $2.0 billion of the Company’s outstanding common stock (the “2010 Repurchase Program”). The share repurchase authorization, which was effective immediately and expires at the end of 2011, permits the Company to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, and accelerated share repurchase transactions. The share repurchase program may be modified, extended or terminated by the Company’s Board of Directors at any time. The Company did not make any share repurchases under the 2010 Repurchase Program through September 30, 2010.

Part I	Item 1

CVS Caremark Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 11 – Commitments and Contingencies

Between 1991 and 1997, the Company sold or spun off a number of subsidiaries, including Bob’s Stores, Linens ’n Things, Marshalls, Kay-Bee Toys, Wilsons, This End Up and Footstar. In many cases, when a former subsidiary leased a store, the Company provided a guarantee of the store’s lease obligations. When the subsidiaries were disposed of, the Company’s guarantees remained in place, although each initial purchaser has indemnified the Company for any lease obligations the Company may be required to satisfy. If any of the purchasers or any of the former subsidiaries were to become insolvent and failed to make the required payments under a store lease, the Company could be required to satisfy these obligations. As of September 30, 2010, the Company guaranteed approximately 70 such store leases (excluding the lease guarantees related to Linens ’n Things, which are discussed in Note 2), with the maximum remaining lease term extending through 2019. Management believes the ultimate disposition of any of the remaining guarantees will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or future cash flows.

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

In December 2007, the Company received a document subpoena from the Office of Inspector General, United States Department of Health and Human Services (“OIG”), requesting information relating to the processing of Medicaid and other government agency claims on another adjudication platform of Caremark. The Company has initiated discussions with the OIG and with the U.S. Department of Justice (“DOJ”) concerning our government claims processing activities. In October 2009 and October 2010, the Company received civil investigative demands from the Office of the Attorney General of the State of Texas requesting, respectively, information produced under the OIG subpoena referenced above and information related to the processing of Medicaid claims. These civil investigative demands state that the Office of the Attorney General of the State of Texas is investigating allegations currently pending under seal relating to two of Caremark’s adjudication platforms. The Company is cooperating with the requests for information contained in the OIG subpoena and in these civil investigative demands. The Company cannot predict with certainty the timing or outcome of any review of such information.

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

Beginning in November 2008, the Company received and responded to several subpoenas from the Drug Enforcement Administration (“DEA”), Los Angeles Field Division, requesting sales data and other information regarding the Company’s distribution of products containing pseudoephedrine (“PSE”) at certain retail pharmacies and from one California distribution center. In September 2009, the United States Attorney’s Office for the Central District of California (“USAO”) and the DEA commenced discussions with the Company regarding whether, in late 2007 and 2008, the Company distributed PSE in violation of the Controlled Substances Act. In addition, the DEA issued an order to show cause against certain retail pharmacies and the Company’s La Habra, California distribution center which could have resulted in administrative action against the Company’s DEA registrations for these facilities. On October 13, 2010, the Company entered into a comprehensive resolution of this matter, resulting in the payment of $75 million in civil penalties for violations of the Controlled Substances Act and $2.6 million in criminal forfeiture relating to the sales of products containing PSE. The resolution included the entry of a non-prosecution agreement and civil settlement agreement with the USAO, the

Part I	Item 1

CVS Caremark Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

U.S. Attorney’s Office for the District of Nevada and the DOJ, as well as a memorandum of agreement with the DEA that dismisses the above-referenced orders to show cause and contains certain ongoing compliance requirements for the Company. The Company’s legal reserves related to this matter at September 30, 2010 were sufficient to cover these settlement payments.

In August 2009, the Company was notified by the Federal Trade Commission (the “FTC”) that it is conducting a non-public investigation under the Federal Trade Commission Act into certain of the Company’s business practices. In March 2010, the Company learned that various State Attorneys General offices and certain other government agencies are conducting a multi-state investigation of the Company regarding issues similar to those being investigated by the FTC. At this time, 24 states, the District of Columbia, and the County of Los Angeles, are known to be participating in this multi-state investigation. The Company is cooperating in these investigations, and providing documents and other information as requested. The Company is not able to predict with certainty the timing or outcome of these investigations. However, it remains confident that its business practices and service offerings (which are designed to reduce health care costs and expand consumer choice) are being conducted in compliance with the antitrust laws.

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

Since March 2009, the Company has been named in a series of eight putative collective or class action lawsuits filed in federal courts in Connecticut, Florida, Illinois, Massachusetts, New York and Rhode Island, purportedly on behalf of current and former assistant store managers working in the Company’s stores at various locations outside California. The lawsuits allege that the Company failed to pay overtime to assistant store managers as required under the Fair Labor Standards Act (“FLSA”) and under certain state statutes. The lawsuits also seek other relief, including liquidated damages, attorneys’ fees, costs and injunctive relief arising out of the state and federal claims for overtime pay. In May 2010, a federal court in Florida conditionally certified a collective action under the FLSA involving current and former assistant store managers at the Company’s retail stores in Florida, and authorized notices to be issued to potential opt-in plaintiffs. In August 2010, a federal court in New York conditionally certified a collective action under the FLSA involving current and former assistant store managers at all of the Company’s retail stores, excluding those in California and Florida, and authorized notices to be issued to potential opt-in plaintiffs. At this time, the Company is not able to predict the outcome of these lawsuits, or any possible monetary exposure associated with the lawsuits. The Company believes, however, that the lawsuits are without merit and that the cases should not be certified as class or collective actions, and is vigorously defending these claims.

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

CVS Caremark Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

our pharmacies in the form of gift cards, cash, non-prescription merchandise or discounts or coupons for non-prescription merchandise. The subpoena relates to an investigation of possible false or otherwise improper claims for payment under the Medicare and Medicaid programs. The Company is cooperating with both of these requests for information and cannot predict with certainty the timing or outcome of any reviews by the government of such information.

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

The Company cannot predict the ultimate outcome of the unresolved legal matters disclosed above. Management does not believe, however, that the outcome of any of these legal matters will have a material adverse effect on the Company.

The Company is also a party to other legal proceedings and inquiries arising in the normal course of its business, none of which is expected to be material to the Company. The Company can give no assurance, however, that our business, financial condition, results of operations and cash flows will not be materially adversely affected, or that we will not be required to materially change our business practices, based on: (i) future enactment of new health care or other laws or regulations; (ii) the interpretation or application of existing laws or regulations, as they may relate to our business or the pharmacy services or retail industry; (iii) pending or future federal or state governmental investigations of our business or the pharmacy services or retail industry; (iv) institution of government enforcement actions against us; (v) adverse developments in any pending qui tam lawsuit against us, whether sealed or unsealed, or in any future qui tam lawsuit that may be filed against us; or (vi) adverse developments in other pending or future legal proceedings against us or affecting the pharmacy services or retail industry.

Part I	Item 1

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

CVS Caremark Corporation

We have reviewed the condensed consolidated balance sheet of CVS Caremark Corporation (the Company) as of September 30, 2010, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2010 and 2009, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2010 and 2009. These financial statements are the responsibility of the Company’s management.

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

November 3, 2010

Boston, Massachusetts

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of Our Business

CVS Caremark Corporation (“CVS Caremark”, the “Company”, “we” or “us”) is the largest pharmacy health care provider in the United States. As a fully integrated pharmacy services company, we believe we can drive value for our customers by effectively managing pharmaceutical costs and improving health care outcomes through our pharmacy benefit management (“PBM”), mail order and specialty pharmacy division, Caremark Pharmacy Services®; our more than 7,100 CVS/pharmacy® retail drugstores; our retail-based health clinic subsidiary, MinuteClinic®; and our online pharmacy, CVS.com®.

We currently have three segments: Pharmacy Services, Retail Pharmacy and Corporate.

Our Pharmacy Services segment provides a full range of PBM services including mail order pharmacy services, specialty pharmacy services, plan design consultation and administration, formulary management and claims processing. Our clients are primarily employers, insurance companies, unions, government employee groups, managed care organizations, other sponsors of health benefit plans and individuals throughout the United States. In addition, through the Company’s two insurance company subsidiaries, SilverScript and Accendo, the Company is a national provider of drug benefits to eligible beneficiaries under the Federal Government’s Medicare Part D program.

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

Results of Operations

The following discussion explains the material changes in our results of operations for the three and nine months ended September 30, 2010 and 2009 and the significant developments affecting our financial condition since December 31, 2009. We strongly recommend that you read our audited consolidated financial statements and footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”) along with this report.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three and Nine Months Ended September 30, 2010 and 2009

Summary of the Condensed Consolidated Financial Results:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2010	2009	2010	2009
Net revenues	$23,875	$24,642	$71,641	$72,907
Cost of revenues	18,851	19,630	56,851	58,095

Gross profit	5,024	5,012	14,790	14,812
Operating expenses	3,540	3,446	10,396	10,269

Operating profit	1,484	1,566	4,394	4,543
Interest expense, net	137	123	399	393

Income before income tax provision	1,347	1,443	3,995	4,150
Income tax provision	528	420	1,582	1,494

Income from continuing operations	819	1,023	2,413	2,656
Loss from discontinued operations, net of tax	(11)	(2)	(14)	(10)

Net income	808	1,021	2,399	2,646
Net loss attributable to noncontrolling interest	1	—	2	—

Net income attributable to CVS Caremark	$809	$1,021	$2,401	$2,646

Net Revenues

Net revenues decreased $767 million, or 3.1% and $1.3 billion, or 1.7% in the three and nine months ended September 30, 2010, respectively, as compared to the prior year periods. Net revenues in both periods were negatively impacted by the termination of a few large client contracts effective January 1, 2010 and the decrease of covered lives under our Medicare Part D program in our Pharmacy Services segment. This was partially offset by same store sales growth and sales from new retail stores in our Retail Pharmacy segment.

Please see the section entitled “Segment Analysis” below for additional information regarding net revenues.

Gross Profit

Gross profit dollars were essentially flat in both the three and nine months ended September 30, 2010, as compared to the prior year periods. Gross profit as a percentage of net revenues increased 70 basis points to 21.0% in the three months ended September 30, 2010, as compared to the prior year period and increased approximately 30 basis points to 20.6% in the nine months ended September 30, 2010, as compared to the prior year period.

Please see the section entitled “Segment Analysis” below for additional information regarding gross profit.

Operating Expenses

Operating expenses increased $94 million, or 2.7% in the three months ended September 30, 2010, and increased $127 million, or 1.2% in the nine months ended September 30, 2010, as compared to the prior year periods.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The increase in operating expenses in the three and nine months ended September 30, 2010 was primarily due to higher store operating costs and depreciation expense associated with our increased store count, higher litigation-related expenses and increased consulting costs. This was partially offset by lower integration-related expenses and company-wide expense control initiatives.

Please see the section entitled “Segment Analysis” below for additional information regarding operating expenses.

Interest Expense, net

Interest expense, net increased $14 million and $6 million in the three and nine months ended September 30, 2010, respectively, as compared to the prior year periods. These increases were due to increased average debt balances and average interest rates in the current periods.

For additional information on our financing activities, please see the “Liquidity and Capital Resources” section later in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Income Tax Provision

Our effective income tax rate was 39.2% and 39.6% for the three and nine months ended September 30, 2010, respectively. During the three months ended September 30, 2009 the Company recorded approximately $156 million of previously unrecognized income tax benefits relating to the expiration of various statutes of limitation and settlements with tax authorities. The impact of this tax benefit resulted in an effective income tax rate of 29.1% and 36.0% for the three and nine months ended September 30, 2009, respectively. Excluding the impact of this tax benefit, our effective income tax rate for the three and nine month ended September 30, 2009 would have been approximately 39.8%.

Loss from Discontinued Operations

Loss from discontinued operations for the three months ended September 30, 2010 consisted of $11 million ($18 million, net of a $7 million income tax benefit) of lease-related costs, compared to $2 million ($3 million, net of a $1 million income tax benefit) of lease-related costs in the prior year period. Loss from discontinued operations for the nine months ended September 30, 2010 consisted of $14 million ($22 million, net of an $8 million income tax benefit) of lease-related costs, compared to $10 million ($16 million, net of a $6 million income tax benefit) of lease-related costs in the prior year period. The increase in the loss from discontinued operations is primarily related to adjustments to sub-lease assumptions as a result of the stagnant economy and the depressed commercial real estate market.

See Note 11 to the condensed consolidated financial statements for additional information about our lease guarantees.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest represents the minority shareholders’ portion of the net loss from our majority owned subsidiary, Generation Health, Inc., which we acquired in the fourth quarter of 2009. The net loss attributable to noncontrolling interest for the three and nine months ended September 30, 2010 was de minimis.

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

In millions	Pharmacy Services Segment(1)	Retail Pharmacy Segment	Corporate Segment	Intersegment Eliminations(2)	Consolidated Totals
Three Months Ended
September 30, 2010:
Net revenues	$11,926	$14,159	$—	$(2,210)	$23,875
Gross profit	882	4,181	—	(39)	5,024
Operating profit (loss)	652	1,039	(168)	(39)	1,484
September 30, 2009:
Net revenues	$13,030	$13,606	$—	$(1,994)	$24,642
Gross profit	1,031	3,995	—	(14)	5,012
Operating profit (loss)	799	910	(129)	(14)	1,566
Nine Months Ended
September 30, 2010:
Net revenues	$35,603	$42,448	$—	$(6,410)	$71,641
Gross profit	2,485	12,397	—	(92)	14,790
Operating profit (loss)	1,781	3,164	(459)	(92)	4,394
September 30, 2009:
Net revenues	$37,573	$40,900	$—	$(5,566)	$72,907
Gross profit	2,760	12,082	—	(30)	14,812
Operating profit (loss)	2,033	2,938	(398)	(30)	4,543

(1)	Net revenues of the Pharmacy Services segment include approximately $1.6 billion and $1.7 billion of retail co-payments for the three months ended September 30, 2010 and 2009, respectively, and $5.0 billion and $5.2 billion of retail co-payments for the nine months ended September 30, 2010 and 2009, respectively.

(2)	Intersegment eliminations relate to two types of transactions: (i) Intersegment revenues that occur when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue on a standalone basis, and (ii) Intersegment revenues, gross profit and operating profit that occur when Pharmacy Services segment customers, through the Company’s intersegment activities (such as the Maintenance Choice™ program), elect to pick-up their maintenance prescriptions at Retail Pharmacy segment stores instead of receiving them through the mail. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue, gross profit and operating profit on a standalone basis. As a result, both the Pharmacy Services and the Retail Pharmacy segments include the following results associated with this activity: net revenues of $489 million and $196 million for the three months ended September 30, 2010 and 2009, respectively, and $1.3 billion and $450 million for the nine months ended September 30, 2010 and 2009, respectively; gross profit of $39 million and $14 million for the three months ended September 30, 2010 and 2009, respectively, and $92 million and $30 million for the nine months ended September 30, 2010 and 2009, respectively; and operating profit of $39 million and $14 million for the three months ended September 30, 2010 and 2009, respectively, and $92 million and $30 million for the nine months ended September 30, 2010 and 2009, respectively.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pharmacy Services Segment

The following table summarizes our Pharmacy Services segment’s performance for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2010	2009	2010	2009
Net revenues	$11,926	$13,030	$35,603	$37,573
Gross profit	882	1,031	2,485	2,760
Gross profit % of net revenues	7.4%	7.9%	7.0%	7.3%
Operating expenses	230	232	704	727
Operating expense % of net revenues	1.9%	1.8%	2.0%	1.9%
Operating profit	652	799	1,781	2,033
Operating profit % of net revenues	5.5%	6.1%	5.0%	5.4%
Net revenues(1):
Mail choice(2)	$4,197	$4,156	$12,386	$12,438
Pharmacy network(3)	7,615	8,782	22,915	24,871
Other	114	92	302	264
Pharmacy claims processed(1):
Total	144.4	162.9	436.1	490.4
Mail choice(2)	16.2	16.4	47.7	49.3
Pharmacy network(3)	128.2	146.5	388.4	441.1
Generic dispensing rate(1):
Total	72.0%	68.3%	71.1%	67.9%
Mail choice(2)	62.4%	56.6%	60.8%	56.1%
Pharmacy network(3)	73.1%	69.5%	72.3%	69.1%
Mail choice penetration rate	26.3%	23.8%	25.7%	23.8%

(1)	Pharmacy network net revenues, claims processed and generic dispensing rates do not include Maintenance Choice, which are included within the mail choice category.

(2)	Mail choice is defined as claims filled at a Pharmacy Services’ mail facility, which includes specialty mail claims, as well as 90-day claims filled at retail under the Maintenance Choice program.

(3)	Pharmacy network is defined as claims filled at retail pharmacies, including our retail drugstores.

Net Revenues

Net revenues decreased $1.1 billion, or 8.5%, to $11.9 billion in the three months ended September 30, 2010, as compared to the prior year period.

•

Our mail choice claims processed decreased 0.9% to 16.2 million claims in the three months ended September 30, 2010, compared to 16.4 million claims in the prior year period. The decrease in mail choice claim volume was related to the termination of a few large client contracts effective January 1, 2010, partially offset by new client starts on January 1, 2010.

•

Our average revenue per mail choice claim increased by 1.8%, compared to the prior year period. This increase was primarily due to drug cost inflation and claims mix, partially offset by increases in the percentage of generic prescription drugs dispensed and changes in client pricing.

•

Our mail choice generic dispensing rate increased to 62.4% in the three months ended September 30, 2010, compared to 56.6% in the prior year period. This increase was primarily due to new generic prescription drug introductions and our continuous effort to encourage plan members to use generic prescription drugs when they are available.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

•

Our pharmacy network claims processed decreased 12.5% to 128.2 million claims in the three months ended September 30, 2010, compared to 146.5 million claims in the prior year period. The decrease in the pharmacy network claim volume was primarily the result of the termination of a few large client contracts effective January 1, 2010 and the decrease of covered lives under our Medicare Part D program as a result of the 2010 Medicare Part D competitive bidding process, partially offset by new client starts on January 1, 2010.

•

Our average revenue per pharmacy network claim processed decreased 0.9%, as compared to the prior year period. This decrease was primarily due to increases in the percentage of generic prescription drugs dispensed and changes in client pricing.

•

Our pharmacy network generic dispensing rate increased to 73.1% in the three months ended September 30, 2010, compared to 69.5% in the prior year period. This increase was primarily due to new generic prescription drug introductions and our continuous effort to encourage plan members to use generic prescription drugs when they are available.

Net revenues decreased $2.0 billion, or 5.2%, to $35.6 billion in the nine months ended September 30, 2010, as compared to the prior year period.

•

Our mail choice claims processed decreased 3.2% to 47.7 million claims in the nine months ended September 30, 2010, compared to 49.3 million claims in the prior year period. The decrease in mail choice claim volume was related to the termination of a few large client contracts effective January 1, 2010, partially offset by new client starts on January 1, 2010.

•

Our average revenue per mail choice claim increased by 2.9%, as compared to the prior year period. This increase was primarily due to drug cost inflation and claims mix, partially offset by an increase in the percentage of generic prescription drugs dispensed and changes in client pricing.

•

Our mail choice generic dispensing rate increased to 60.8% in the nine months ended September 30, 2010, compared to 56.1% in the prior year period. This increase was primarily due to new generic prescription drug introductions and our continuous effort to encourage plan members to use generic prescription drugs when they are available.

•

Our pharmacy network claims processed decreased 11.9% to 388.4 million claims in the nine months ended September 30, 2010, compared to 441.1 million in the prior year period. The decrease in the pharmacy network claim volume was primarily the result of the termination of a few large client contracts effective January 1, 2010 and the decrease of covered lives under our Medicare Part D program as a result of the 2010 Medicare Part D competitive bidding process, partially offset by new client starts on January 1, 2010.

•

Our average revenue per pharmacy network claim processed increased 4.6%, as compared to the prior year period. The increase was primarily due to the conversion of RxAmerica’s pharmacy network contracts from net to gross on April 1, 2009 and a change in the revenue recognition method from net to gross for a large health plan on March 1, 2009, partially offset by an increase in our pharmacy network generic dispensing rate and changes in client pricing.

•

Our pharmacy network generic dispensing rate increased to 72.3% in the nine months ended September 30, 2010, compared to 69.1% in the prior year period. This increase was primarily due to new generic prescription drug introductions and our continuous effort to encourage plan members to use generic prescription drugs when they are available.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

•

The Pharmacy Services segment recognizes revenues for its national pharmacy network transactions based on individual contract terms. In accordance with ASC 605, Revenue Recognition (formerly Emerging Issues Task Force (“EITF”) EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”), Caremark’s contracts are predominantly accounted for using the gross method. Prior to April 2009, RxAmerica’s contracts were accounted for using the net method. Effective April 1, 2009, we converted a number of the RxAmerica pharmacy network contracts to the Caremark contract structure, which resulted in those contracts being accounted for using the gross method and changed the revenue recognition method from net to gross for a large health plan on March 1, 2009. These two items increased net revenues by $1.5 billion in the nine months ended September 30, 2010 as compared to the prior year period.

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

Gross profit decreased $149 million, or 14.5%, to $882 million in the three months ended September 30, 2010, as compared to the prior year period. Gross profit as a percentage of net revenues was 7.4% in the three months ended September 30, 2010, compared to 7.9% in the prior year period. The decrease in our gross profit dollars is a result of the termination of a few large client contracts effective January 1, 2010 and the decrease of covered lives under our Medicare Part D program, partially offset by new client starts on January 1, 2010. The decrease in gross profit as a percentage of net revenues is primarily due to the loss of “differential” or “spread” resulting from a change in the Centers for Medicare and Medicaid Services (“CMS”) regulations described more fully below and pricing compression related to a large client renewal that took effect during the current period. This was partially offset by an increase in our generic dispensing rate in the three months ended September 30, 2010, as compared to the prior year period.

Gross profit decreased $275 million, or 10.0%, to $2.5 billion in the nine months ended September 30, 2010, as compared to the prior year period. Gross profit as percentage of net revenues was 7.0% in the nine months ended September 30, 2010, compared to 7.3% in the prior year period. The decrease in our gross profit dollars is a result of the termination of a few large client contracts effective January 1, 2010 and the decrease of covered lives under our Medicare Part D program, partially offset by new client starts on January 1, 2010. The decrease in gross profit as a percentage of net revenues is primarily due to the loss of “differential” or “spread” resulting from a change in CMS regulations described more fully below, pricing compression related to a large client renewal that took effect during the current period and the change in the revenue recognition method from net to gross associated with the RxAmerica pharmacy network contracts on April 1, 2009 and a large health plan on March 1, 2009. This was partially offset by an increase in our generic dispensing rate in the nine months ended September 30, 2010, as compared to the prior year period.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

As you review our Pharmacy Services segment’s performance in this area, we believe you should consider the following important information that impacted both the three and nine month periods ended September 30, 2010:

•

Our gross profit as a percentage of net revenues benefited from the increase in our total generic dispensing rate, which increased to 72.0% and 71.1% in the three and nine months ended September 30, 2010, respectively, compared to 68.3% and 67.9% in the prior year periods, respectively. This increase was due to new generic prescription drug introductions and our continuous effort to encourage plan members to use generic prescription drugs when they are available.

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

•

Effective January 1, 2010, CMS issued a regulation requiring that any difference between the drug price charged to Medicare Part D plan sponsors by a PBM and the price paid for the drug by the PBM to the dispensing provider (commonly called “differential” or “spread”) be reported as an administrative cost rather than a drug cost of the plan sponsor for purposes of calculating certain government subsidy payments and the drug price to be charged to enrollees. As noted above, these changes have impacted our ability to offer Medicare Part D plan sponsors pricing that includes the use of retail network “differential” or “spread.” This change impacted our gross profit as a percentage of net revenues in both the three and nine months ended September 30, 2010 and will continue to impact the profitability of our Medicare Part D business for the remainder of 2010.

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

Operating expenses decreased $2 million to $230 million, or 1.9% as a percentage of net revenues in the three months ended September 30, 2010, compared to $232 million, or 1.8% as a percentage of net revenues in the prior year period. The decrease in operating expenses is primarily related to lower bad debt expense and lower operating costs associated with our Medicare Part D program, partially offset by costs associated with changes designed to streamline our business.

Operating expenses decreased $23 million to $704 million, or 2.0% as a percentage of net revenues in the nine months ended September 30, 2010, compared to $727 million or 1.9% as a percentage of net revenues in the prior year period. The decrease in operating expenses is primarily related to lower litigation-related charges, lower bad debt expense and lower operating costs associated with our Medicare Part D program, partially offset by costs associated with changes designed to streamline our business.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Retail Pharmacy Segment

The following table summarizes our Retail Pharmacy segment’s performance for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2010	2009	2010	2009
Net revenues	$14,159	$13,606	$42,448	$40,900
Gross profit	4,181	3,995	12,397	12,082
Gross profit % of net revenues	29.5%	29.4%	29.2%	29.5%
Operating expenses	3,142	3,085	9,233	9,144
Operating expense % of net revenues	22.2%	22.7%	21.8%	22.4%
Operating profit	1,039	910	3,164	2,938
Operating profit % of net revenues	7.3%	6.7%	7.5%	7.2%
Net revenue increase(1):
Total	4.1%	17.9%	3.8%	16.3%
Pharmacy	4.3%	18.0%	4.4%	15.8%
Front store	3.6%	17.6%	2.5%	17.4%
Same store sales increase(2):
Total	2.5%	5.7%	2.3%	5.0%
Pharmacy	3.0%	8.0%	3.2%	6.7%
Front store	1.4%	0.8%	0.4%	1.5%
Generic dispensing rate	73.5%	70.1%	72.8%	69.6%
Pharmacy % of total revenues	68.7%	68.4%	68.4%	67.8%
Third party % of pharmacy revenue	97.3%	97.1%	97.3%	96.9%
Retail prescriptions filled	157.7	151.8	472.5	457.5

(1)	The net revenue increase for the three and nine months ended September 30, 2009 include the results associated with stores acquired in the acquisition of Longs Drug Stores Corporation in October 2008.

(2)	Beginning in November 2009, same store sales increase includes the stores acquired in the acquisition of Longs Drug Stores Corporation in October 2008.

As of September 30, 2010, we operated 7,152 retail drugstores compared to 7,008 retail drugstores on September 30, 2009.

Net Revenues

Net revenues increased $553 million, or 4.1%, to $14.2 billion in the three months ended September 30, 2010, as compared to the prior year period. This increase was primarily driven by same store sales increase of 2.5% and net revenues from new stores, which accounted for approximately 140 basis points of our total net revenue percentage increase in the three months ended September 30, 2010.

Net revenues increased $1.5 billion, or 3.8%, to $42.4 billion in the nine months ended September 30, 2010, as compared to the prior year period. This increase was primarily driven by a same store sales increase of 2.3% and net revenues from new stores, which accounted for approximately 140 basis points of our total net revenue percentage increase in the nine months ended September 30, 2010.

As you review our Retail Pharmacy segment’s performance in this area, we believe you should consider the following important information that impacted both the three and nine month periods ended September 30, 2010:

•	Net revenues continued to be negatively impacted by the H1N1 influenza outbreak, which benefited both prior year periods.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Front store revenues were positively impacted by strong sales of consumer health care products, beauty care items and general merchandise.

•

Front store revenues continued to be negatively impacted by the weakness in the overall economic environment and the resulting demand for our lower cost private label products as well as promotional items.

•	Pharmacy revenues were positively impacted by strong allergy sales and negatively impacted by weaker flu sales, higher generic dispensing rates and third party reimbursement pressures.

•	Pharmacy revenues continued to benefit from incremental prescription volume associated with our Maintenance Choice program.

•

Pharmacy revenues continue to be negatively impacted by the conversion of brand named drugs to equivalent generic drugs, which typically have a lower selling price. In addition, our pharmacy growth has also been adversely affected by the lack of significant new brand named drug introductions, higher consumer co-payments and co-insurance arrangements, fewer primary care physician visits, which has led to a reduction of new maintenance medication starts and an increase in the number of over-the-counter remedies that were historically only available by prescription.

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

Gross profit increased $186 million, or 4.7%, to $4.2 billion in the three months ended September 30, 2010, as compared to the prior year period. Gross profit as a percentage of net revenues increased to 29.5% in the three months ended September 30, 2010, compared to 29.4% in the prior year period.

•

Our average gross profit on front store revenues is higher than our average gross profit on pharmacy revenues. Front store revenues as a percentage of total revenues for the three months ended September 30, 2010 was 31.3%, as compared to 31.6% in the prior year period. Pharmacy revenues as a percentage of total revenues for the three months ended September 30, 2010 were 68.7%, compared to 68.4% in the prior year period. The shift in sales mix had a negative effect on our overall gross profit in the three months ended September 30, 2010.

•

Sales to customers covered by third party insurance programs are a significant component of our retail pharmacy business. On average, our gross profit on third party pharmacy revenues is lower than our gross profit on cash pharmacy revenues. Third party revenues were 97.3% in the three months ended September 30, 2010, compared to 97.1% in the prior year period. We expect this trend to continue.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross profit increased $315 million, or 2.6%, to $12.4 billion in the nine months ended September 30, 2010, as compared to the prior year period. Gross profit as percentage of net revenues decreased approximately 30 basis points to 29.2% in the nine months ended September 30, 2010, compared to 29.5% in the prior year period.

•

Our average gross profit on front store revenues is higher than our average gross profit on pharmacy revenues. Front store revenues as a percentage of total revenues for the nine months ended September 30, 2010 was 31.6%, compared to 32.2% in the prior year period. Pharmacy revenues as a percentage of total revenues for the nine months ended September 30, 2010 were 68.4%, compared to 67.8% in the prior year period. The shift in sales mix had a negative effect on our overall gross profit in the nine months ended September 30, 2010.

•

Sales to customers covered by third party insurance programs are a significant component of our retail pharmacy business. On average, our gross profit on third party pharmacy revenues is lower than our gross profit on cash pharmacy revenues. Third party revenues were 97.3% in the nine months ended September 30, 2010, compared to 96.9% in the prior year period. The increase in third party revenues had a negative effect on gross profit and we expect this trend to continue.

As you review our Retail Pharmacy segment’s performance in this area, we believe you should consider the following important information that impacted both the three and nine month periods ended September 30, 2010:

•

Our front store gross profit as a percentage of net revenues was positively impacted by increased sales of our more profitable private label and proprietary brand products and negatively impacted by increased consumer demand for promotional sales items.

•

Our pharmacy gross profit as a percentage of net revenues have been adversely affected by the efforts of managed care organizations, pharmacy benefit managers, governmental (especially State Medicaid entities) and other third party payors to reduce their prescription drug costs which were not fully offset by the increase in our generic dispensing rate. In the event this trend accelerates, we may not be able to sustain our current rate of revenue growth and our gross profit could be adversely impacted.

•

In March 2010, the Affordable Care Act (“ACA”) was signed into law by President Obama. The ACA modified the manner in which retail pharmacies are reimbursed for multiple source (i.e. generic) prescription drugs dispensed to Medicaid beneficiaries. Specifically, the ACA revised the definition of “multiple source” prescription drugs and redefined Average Manufacturer Price (“AMP”), the reimbursement benchmark applicable to Medicaid paid prescriptions. While the statutory changes made by ACA were effective October 1, 2010, they are not expected to be implemented until 2011 because the new AMP data from manufacturers upon which they are based will not be available until the end of 2010 and CMS has stated that it expects to develop regulations to implement ACA changes. In recent years, retail pharmacies have experienced a decrease in reimbursement rates for Medicaid paid prescriptions. Because the new AMP data is not yet available, it is difficult to predict the effect of changes made by the ACA on this trend.

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

Operating expenses increased $57 million to $3.1 billion, or 22.2% as a percentage of net revenues, in the three months ended September 30, 2010, as compared to $3.1 billion, or 22.7% as a percentage of net revenues, in the prior year period. The increase in operating expenses in the three months ended September 30, 2010 was primarily due to higher store operating costs associated with our increased store count, partially offset by the absence of costs incurred in the prior year period related to the integration of the Longs Drug Stores we acquired in 2008.

Operating expenses increased $89 million to $9.2 billion, or 21.8% as a percentage of net revenues, in the nine months ended September 30, 2010, as compared to $9.1 billion, or 22.4% as a percentage of net revenues, in the prior year period. The increase in operating expenses in the nine months ended September 30, 2010 was primarily due to higher store operating costs associated with our increased store count and accruals for legal settlements, partially offset by the absence of costs incurred in the prior year period related to the integration of the Longs Drug Stores we acquired in 2008.

The improvement in operating expenses as a percentage of net revenues for both the three and nine months ended September 30, 2010 was primarily due to expense leverage from our same store sales growth, expense control initiatives and the absence of costs incurred in the prior year period related to the integration of the Longs Drug Stores we acquired in 2008.

Corporate Segment

Operating Expenses

Operating expenses in our Corporate segment include executive management, corporate relations, legal, compliance, human resources, corporate information technology and finance-related costs.

Operating expenses increased $39 million, or 30.0%, to $168 million in the three months ended September 30, 2010, as compared to the prior year period. The increase in operating expenses was related to higher depreciation and professional fees.

Operating expenses increased $61 million, or 15.3%, to $459 million in the nine months ended September 30, 2010, as compared to the prior year period. The increase in operating expenses was related to higher professional fees, primarily legal fees and higher depreciation expense associated with corporate-related assets.

Liquidity and Capital Resources

The majority of our cash and cash equivalents at any given time represent cash in transit and amounts set aside in our insurance subsidiaries to pay claims. We maintain a level of liquidity sufficient to allow us to cover our cash needs in the short-term. Over the long-term, we manage our cash and capital structure to maximize shareholder return, strengthen our financial position and maintain flexibility for future strategic initiatives. We continuously assess our working capital needs, debt and leverage levels, capital expenditure requirements, dividend payouts, potential share repurchases and future investments or acquisitions. We believe our operating cash flows, commercial paper program, sale-leaseback program, as well as any potential future borrowings, will be sufficient to fund these future payments and long-term initiatives.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net cash provided by operating activities was $3.0 billion in the nine months ended September 30, 2010, compared to $2.2 billion in the nine months ended September 30, 2009. This increase was related to increased cash collections of third party receivables, an increase in accounts payable, due to the timing of payments to suppliers and less flu related inventory purchases compared to the prior year period. This was partially offset by a decrease in claims payable due to prompt payment provisions of the Medicare Improvements for Patients and Providers Act of 2008, which took effect on January 1, 2010.

Net cash used in investing activities was $1.4 billion in the nine months ended September 30, 2010, compared to $1.0 billion in the nine months ended September 30, 2009. The $343 million increase in cash used in investing activities was primarily due to $748 million of sale-leaseback proceeds in 2009 versus $124 million in 2010, partially offset by a $373 million decrease in capital expenditures in 2010. Gross capital expenditures totaled $1.4 billion in the nine months ended September 30, 2010, compared to $1.8 billion in the nine months ended September 30, 2009. In the nine months ended September 30, 2010, we opened 147 new retail drugstores and closed 20 retail drugstores, five specialty pharmacy stores and one mail service pharmacy. In addition, the Company relocated 99 retail drugstores. In 2010, we plan to open approximately 250 to 300 new or relocated retail drugstores.

Net cash used in financing activities was $1.7 billion in the nine months ended September 30, 2010, compared to net cash used in financing activities of $1.4 billion in the nine months ended September 30, 2009. Net cash used in financing activities was primarily due to the repayment of $2.1 billion in long-term debt and repurchases of common stock, offset in part by an increase in short-term debt and proceeds from the issuance of $991 million in long-term debt.

In January 2010, our Board of Directors authorized a 15% increase in our quarterly common stock dividend to $0.0875 per share on the Company’s common stock. This increase equates to an annual dividend rate of $0.35 per share.

On November 4, 2009, our Board of Directors authorized a share repurchase program for up to $2.0 billion of our outstanding common stock (the “2009 Repurchase Program”). In 2009, we repurchased 16.1 million shares of common stock for approximately $500 million pursuant to the 2009 Repurchase Program. In the six months ended June 30, 2010, we repurchased approximately 42.4 million shares of common stock for approximately $1.5 billion, respectively, completing the 2009 Repurchase Program.

On June 14, 2010, our Board of Directors authorized a new share repurchase program for up to $2.0 billion of our outstanding common stock. The share repurchase authorization, which was effective immediately and expires at the end of 2011, permits us to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase transactions, and/or other derivative transactions. The share repurchase program may be modified, extended or terminated by the Board of Directors at any time. The Company did not make any share repurchases under the 2010 Repurchase Program through September 30, 2010.

We had $1.4 billion of commercial paper outstanding at a weighted average interest rate of 0.45% as of September 30, 2010. In connection with our commercial paper program, we maintain a $1.4 billion, five-year unsecured back-up credit facility, which expires on May 12, 2011, a $1.3 billion, five-year unsecured back-up credit facility, which expires on March 12, 2012, and a $1.0 billion, three-year unsecured back-up credit facility, which expires on May 27, 2013. The credit facilities allow for borrowings at various rates that are dependent, in part, on our public debt rating. There were no borrowings outstanding under the back-up credit facilities.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

On May 13, 2010, we issued $550 million of 3.25% unsecured senior notes due May 18, 2015 and issued $450 million of 4.75% unsecured senior notes due May 18, 2020 (collectively, the “2010 Notes”) for total proceeds of $991 million, which was net of underwriting fees of $9 million. The 2010 Notes pay interest semi-annually and may be redeemed, in whole at any time, or in part from time to time, at our option at a defined redemption price plus accrued and unpaid interest to the redemption date. The net proceeds of the 2010 Notes were used to repay a portion of our outstanding commercial paper borrowings, certain other corporate debt and for general corporate purposes.

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

As of September 30, 2010, our long-term debt was rated “Baa2” by Moody’s with a stable outlook and “BBB+” by Standard & Poor’s with a negative outlook, and our commercial paper program was rated “P-2” by Moody’s and “A- 2” by Standard & Poor’s. In assessing our credit strength, we believe that both Moody’s and Standard & Poor’s considered, among other things, our capital structure and financial policies as well as our consolidated balance sheet, our historical acquisition activity and other financial information. Although we currently believe our long-term debt ratings will remain investment grade, we cannot guarantee the future actions of Moody’s and/or Standard & Poor’s. Our debt ratings have a direct impact on our future borrowing costs, access to capital markets and new store operating lease costs.

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

While we believe that the historical experience, current trends and other factors considered support the preparation of our condensed consolidated financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material. For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Form 10-K.

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the three months ended September 30, 2010, we performed our required annual impairment tests of goodwill and indefinitely-lived trademarks. The results of the impairment tests indicated that there was no impairment of goodwill or trademarks. The goodwill impairment test resulted in the fair value of our Retail Pharmacy reporting unit exceeding its carrying value by a substantial margin and the fair value of our Pharmacy Services reporting unit exceeding its carrying value by more than 10%.

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance that amends Accounting Standards Codification (“ASC”) 810 Consolidations (formerly Statement of Financial Accounting Standard (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R)”). The amendment requires a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest. The determination of whether a company is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and a company’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. Additional disclosures are required to identify a company’s involvement with the VIE and any significant changes in risk exposure due to such involvement. The amendment is effective for all new and existing VIEs as of the beginning of the first fiscal year that begins after November 15, 2009. The adoption of this standard did not have a material impact on our condensed consolidated results of operations, financial position or cash flows.

In January 2010, the FASB issued guidance which expanded the required disclosures about fair value measurements. In particular, this guidance requires (i) separate disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements along with the reasons for such transfers, (ii) information about purchases, sales, issuances and settlements to be presented separately in the reconciliation for Level 3 fair value measurements, (iii) expanded fair value measurement disclosures for each class of assets and liabilities and (iv) disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. This guidance is effective for annual reporting periods beginning after December 15, 2009 except for (ii) above which is effective for fiscal years beginning after December 15, 2010. The adoption of this standard did not have a material impact on our condensed consolidated results of operations, financial position or cash flows.

Recently Issued Accounting Exposure Draft

In August 2010, the FASB issued an exposure draft on lease accounting that would require entities to recognize assets and liabilities arising from lease contracts in the balance sheet. The proposed exposure draft states that lessees and lessors should apply a “right-of-use” model in accounting for all leases. Under the proposed model, lessees would recognize an asset for the right to use the leased asset, and a liability for the obligation to make rental payments over the lease term. The lease term is defined as the longest possible term that is “more likely than not” to occur. The accounting by a lessor would reflect its retained exposure to the risks or benefits of the underlying leased asset. A lessor would recognize an asset representing its right to receive lease payments based on the expected term of the lease. Comments on this exposure draft are due by December 15, 2010 and the final standard is expected to be issued in the second quarter of 2011. While we believe that the proposed standard, as currently drafted, will have a material impact on our reported financial position and reported results of operations, it will not have a material impact on our liquidity.

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

•	Our ability to realize the anticipated long-term strategic benefits from the Caremark merger;

•	Our ability to realize the planned benefits associated with the October 2008 acquisition of Longs Drug Stores Corporation and affiliates in accordance with the expected timing;

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

As of September 30, 2010, the Company had no derivative financial instruments or derivative commodity instruments in place and believes that its exposure to market risk associated with other financial instruments, principally interest rate risk inherent in its debt portfolio, is not material.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of September 30, 2010, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that occurred in the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II	Item 1

Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our Annual Report of Form 10-K for the year ended December 31, 2009 and Part II, Item 1 of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010. The following discussion is limited to certain recent developments concerning our legal proceedings and should be read in conjunction with those earlier reports.

I.	Legal Proceedings

1.	Beginning in November 2008, the Company received and responded to several subpoenas from the Drug Enforcement Administration (“DEA”), Los Angeles Field Division, requesting sales data and other information regarding the Company’s distribution of products containing pseudoephedrine (“PSE”) at certain retail pharmacies and from one California distribution center. In September 2009, the United States Attorney’s Office for the Central District of California (“USAO”) and the DEA commenced discussions with the Company regarding whether, in late 2007 and 2008, the Company distributed PSE in violation of the Controlled Substances Act. In addition, the DEA issued an order to show cause against certain retail pharmacies and the Company’s La Habra, California distribution center which could have resulted in administrative action against the Company’s DEA registrations for these facilities. On October 13, 2010, the Company entered into a comprehensive resolution of this matter, resulting in the payment of $75 million in civil penalties for violations of the Controlled Substances Act and $2.6 million in criminal forfeiture relating to the sales of products containing PSE. The resolution included the entry of a non-prosecution agreement and civil settlement agreement with the USAO, the U.S. Attorney’s Office for the District of Nevada and the DOJ, as well as a memorandum of agreement with the DEA that dismisses the above-referenced orders to show cause and contains certain ongoing compliance requirements for the Company.

2.	In December 2007, the Company received a document subpoena from the Office of Inspector General, United States Department of Health and Human Services (“OIG”), requesting information relating to the processing of Medicaid and other government agency claims on another adjudication platform of Caremark. The Company has initiated discussions with the OIG and with the U.S. Department of Justice (“DOJ”) concerning our government claims processing activities. In October 2009 and October 2010, the Company received civil investigative demands from the Office of the Attorney General of the State of Texas requesting, respectively, information produced under the OIG subpoena referenced above and information related to the processing of Medicaid claims. These civil investigative demands state that the Office of the Attorney General of the State of Texas is investigating allegations currently pending under seal relating to two of Caremark’s adjudication platforms. The Company is cooperating with the requests for information contained in the OIG subpoena and in these civil investigative demands. The Company cannot predict with certainty the timing or outcome of any review of such information.

3.	Since March 2009, the Company has been named in a series of eight putative collective or class action lawsuits filed in federal courts in Connecticut, Florida, Illinois, Massachusetts, New York and Rhode Island, purportedly on behalf of current and former assistant store managers working in the Company’s stores at various locations outside California. The lawsuits allege that the Company failed to pay overtime to assistant store managers under the Fair Labor Standards Act (“FLSA”) and under certain state statutes. The lawsuits also seek other relief, including liquidated damages, attorneys’ fees, costs and injunctive relief arising out of the state and federal claims for overtime pay. In May 2010, a federal court in Florida conditionally certified a collective action under the FLSA involving current and former assistant store managers at the Company’s retail stores in Florida, and authorized notices to be issued to potential opt-in plaintiffs. In August 2010, a federal court in New York conditionally certified a collective action under the FLSA involving current and former assistant store managers at all of the Company’s retail stores, excluding those in California and Florida, and authorized notices to be issued to potential opt-in plaintiffs. At this time, the Company is not able to predict the outcome of these lawsuits, or any possible monetary exposure associated with the lawsuits. The Company believes, however, that the lawsuits are without merit and that the cases should not be certified as class or collective actions, and is vigorously defending these claims.

Part II	Item 2

II.	Environmental Matters

Item 103 of SEC Regulation S-K requires disclosure of certain environmental legal proceedings if management reasonably believes that the proceedings involve potential monetary sanctions of $100,000 or more. On October 22, 2010, the Company entered into a Consent Order with the State of Connecticut to address alleged noncompliance with state wastewater discharge regulations and related notices of violation issued with respect to certain of its stores in Connecticut. As part of the negotiated Order, the Company has agreed to make certain operational changes with respect to its wastewater discharges from stores within the state, fund a supplemental environmental project in the amount of $45,000 and pay a $223,900 civil penalty to resolve the allegations in the Order. The Company is continuing to evaluate its rights under a service and support agreement it has with a third-party vendor to be indemnified for, among other things, the payments the Company is required to make pursuant to the Consent Order. Negotiations remain ongoing with the State of Connecticut regarding additional environmental compliance matters unrelated to wastewater discharge. The Company cannot predict the ultimate outcome of these negotiations; however, management does not believe that the outcome will have a material adverse effect on the Company.

Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table presents the total number of shares purchased in the three months ended September 30, 2010, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to the 2010 Repurchase Program.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2010 through July 31, 2010	—	$—	—	$2,000,000,000
August 1, 2010 through August 31, 2010	—	$—	—	$2,000,000,000
September 1, 2010 through September 30, 2010	—	$—	—	$2,000,000,000

Part II	Item 6

Exhibits

Item 6.	Exhibits

Exhibits:

Exhibits marked with an asterisk (*) are hereby incorporated by reference to exhibits or appendices previously filed by the Registrant as indicated in brackets following the description of the exhibit.

3.1*	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (Commission File No. 001-01011)).

3.1A*	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective May 13, 1998 (incorporated by reference to Exhibit 4.1A to Registrant’s Registration Statement No. 333-52055 on Form S-3/A dated May 18, 1998). (Commission File No. 001-01001)).

3.1B*	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated March 22, 2007 (Commission File No. 001-01011)).

3.1C*	Certificate of Merger dated May 9, 2007 (incorporated by reference to Exhibit 3.1C to Registrant’s Quarterly Report on Form 10-Q dated November 1, 2007 (Commission File No. 001-01011)).

3.1D*	Certificate of Amendment of the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 12, 2010 (Commission File No. 001-01011)).

3.2*	By-laws of the Registrant, as amended and restated (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated May 12, 2010 (Commission File No. 001-01011)).

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101	The following materials from the CVS Caremark Corporation Quarterly Report on Form 10-Q for the three months ended September 30, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related Footnotes to the Condensed Consolidated Financial Statements.

Part II

Signatures:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CVS Caremark Corporation
(Registrant)

/S/ DAVID M. DENTON
David M. Denton
Executive Vice President and Chief Financial Officer
November 3, 2010