Form 10-K
period 2010-12-31
CVS CAREMARK CORP
filed 2011-02-18
CIK 64803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file number 001-01011

CVS CAREMARK CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	050494040
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One CVS Drive, Woonsocket, Rhode Island	02895
(Address of principal executive offices)	(Zip Code)

(401) 765-1500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Common Stock, par value $0.01 per share	New York Stock Exchange
Title of each class	Name of each exchange on which registered

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $39,599,675,690 as of June 30, 2010, based on the closing price of the common stock on the New York Stock Exchange. For purposes of this calculation, only executive officers and directors are deemed to be the affiliates of the registrant.

As of February 11, 2011, the registrant had 1,368,174,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Filings made by companies with the Securities and Exchange Commission sometimes “incorporate information by reference.” This means that the company is referring you to information that was previously filed or is to be filed with the SEC, and this information is considered to be part of the filing you are reading. The following materials are incorporated by reference into this Form 10-K:

•

Information contained on pages 20 through 80 and page 83 of our Annual Report to Stockholders for the fiscal year ended December 31, 2010 is incorporated by reference in our response to Items 7, 8 and 9 of Part II.

•	Information contained in our Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated by reference in our response to Items 10 through 14 of Part III.

PART I

Item 1. Business

Overview

CVS Caremark Corporation (“CVS Caremark”, the “Company”, “we” or “us”), together with its subsidiaries, is the largest pharmacy health care provider in the United States. As a fully integrated pharmacy services company, we deliver value for our customers by effectively managing pharmaceutical costs and improving health care outcomes through our pharmacy benefit management, mail order and specialty pharmacy division, CVS Caremark Pharmacy Services® (“Caremark”); our approximately 7,200 CVS/pharmacy® retail stores; our retail-based health clinic subsidiary, MinuteClinic®; and our online pharmacy, CVS.com®.

CVS Caremark is uniquely positioned to deliver significant benefits to health plan sponsors through effective cost management solutions and innovative programs that engage plan members and promote healthier and more cost-effective behaviors. Our integrated pharmacy services model enhances our ability to offer plan members and consumers expanded choice, greater access and more personalized services.

We currently have three reportable business segments: Pharmacy Services, Retail Pharmacy and Corporate.

Pharmacy Services Segment

The Pharmacy Services segment provides a full range of pharmacy benefit management (“PBM”) services including mail order pharmacy services, specialty pharmacy services, plan design and administration, formulary management and claims processing. Our clients are primarily employers, insurance companies, unions, government employee groups, managed care organizations and other sponsors of health benefit plans and individuals throughout the United States. In addition, through our SilverScript Insurance Company (“SilverScript”) and Accendo Insurance Company (“Accendo”) subsidiaries, we are a national provider of drug benefits to eligible beneficiaries under the Federal Government’s Medicare Part D program. Currently, the pharmacy services business operates under the CVS Caremark Pharmacy Services®, Caremark®, CVS Caremark™, CarePlus CVS/pharmacy™, CarePlus™, RxAmerica®, Accordant® and TheraCom® names. As of December 31, 2010, the Pharmacy Services segment operated 44 retail specialty pharmacy stores, 18 specialty mail order pharmacies and four mail service pharmacies located in 25 states, the District of Columbia and Puerto Rico.

Pharmacy Services Business Strategy - Our business strategy centers on providing innovative pharmaceutical solutions and quality client service in order to enhance clinical outcomes for our clients’ health benefit plan members while assisting our clients and their plan members in better managing overall healthcare costs. We produce superior results for our clients and their plan members by leveraging our expertise in core PBM services, including (as described more fully below): plan design and administration, formulary management, drug purchasing arrangements, mail order services, specialty pharmacy services, retail pharmacy network management services, Medicare Part D services and a broad array of clinical services.

In addition, as a fully integrated pharmacy services company, we are able to offer our clients and their plan members a variety of new programs and plan designs that benefit from our integrated information systems and the ability of our more than 25,000 pharmacists, nurse practitioners and physician assistants to interact personally with the many plan members who shop our stores every day. Through our multiple member touch points (retail stores, mail order and specialty pharmacies, retail clinics, call centers and proprietary websites), we seek to engage plan members in behaviors that lower cost and improve healthcare outcomes. Examples of these programs and services include Maintenance Choice®, a program where eligible members in plans sponsored by Pharmacy Services clients can elect to fill their maintenance prescriptions at our retail pharmacy stores instead of receiving them through the mail; Pharmacy AdvisorTM, a new program that uses our Consumer Engagement EngineTM technology to facilitate face-to-face counseling by our pharmacists to plan members of participating

PBM clients concerning health and safety matters, including adherence issues, gaps in care and management of certain chronic health conditions; new compliance and persistency programs designed to ensure that patients take their medications in the proper manner; enhanced disease management programs that are targeted at managing chronic disease states; and an ExtraCare® Health Card program (which offers discounts to eligible plan members on certain over-the-counter healthcare products sold in our CVS/pharmacy stores). In addition, we are working with our clients to (i) decrease unnecessary and expensive emergency room visits by encouraging plan members to use MinuteClinic locations for everyday common ailments and (ii) create pilot programs that offer convenient unique services available at MinuteClinic such as injection training for specialty pharmacy services.

While certain of these programs and services have already been adopted by many of our clients, others are in the formative stage and require additional information system enhancements and/or changes in work processes. Accordingly, there can be no assurance as to timing or benefits associated with certain of these programs.

PBM Services - The PBM services we provide for our clients involve the design and administration of programs aimed at reducing the cost and improving the safety, effectiveness and convenience of prescription drug use. These services are described more fully below.

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

Formulary Management - We utilize an independent panel of doctors, pharmacists and other medical experts, referred to as our Pharmacy and Therapeutics Committee, to select drugs that meet the highest standards of safety and efficacy for inclusion on our drug lists. Our drug lists provide recommended products in numerous drug classes to ensure member access to clinically appropriate alternatives under the client’s pharmacy benefit plan. To improve clinical outcomes for members and clients, we conduct ongoing, independent reviews of all drugs, including, but not limited to, those appearing on the drug lists and generic equivalent products, as well as our clinical programs. Many of our clients choose to adopt our drug lists as part of their plan design.

Discounted Drug Purchase Arrangements - We negotiate with pharmaceutical companies to obtain discounted acquisition costs for many of the products on our drug lists, and these negotiated discounts enable us to offer reduced costs to clients that choose to adopt our drug lists. The discounted drug purchase arrangements we negotiate typically provide for the payment by the pharmaceutical companies of retroactive discounts, or rebates, from established list prices. For certain products that are purchased by our pharmacies, we receive discounts at the time of purchase and/or discounts for prompt payment of invoices. We also receive various purchase discounts under our wholesale contracts, which may include retroactive discounts, or rebates, if we exceed contractually-defined purchase volumes. We record these discounts, regardless of their form, as a reduction of our cost of revenues.

Prescription Management Systems - We dispense prescription drugs both directly, through one of our mail service or specialty pharmacies, or through a network of retail pharmacies. All prescriptions, whether they are filled through one of our mail service pharmacies or through a pharmacy in our retail network, are analyzed, processed and documented by our proprietary prescription management systems. These systems assist staff and network pharmacists in processing prescriptions by automating review of various items, including, but not limited to, plan eligibility, early refills, duplicate dispensing, appropriateness of dosage, drug interactions or allergies, over-utilization and potential fraud.

Mail Pharmacy Program - As of December 31, 2010, we operated four large, automated mail service pharmacies in the continental United States. Plan members or their prescribers submit prescriptions or refill requests, primarily for maintenance medications, to these pharmacies via mail, telephone, fax, e-prescribing or the Internet. We also operate a network of smaller mail service specialty pharmacies described below. Our staff pharmacists review mail service prescriptions and refill requests with the assistance of our prescription management systems. This review may involve communications with the prescriber and, with the prescriber’s approval, can result in generic substitution, therapeutic interchange or other actions designed to reduce cost and improve quality of treatment.

Specialty Pharmacy - Our specialty pharmacies support individuals that require complex and expensive drug therapies. As of December 31, 2010, our specialty pharmacies were comprised of 18 specialty mail order pharmacies located throughout the United States and are used for delivery of advanced medications to individuals with chronic or genetic diseases and disorders. Substantially all of these pharmacies have been accredited by the Joint Commission, which is an independent, not-for-profit organization that accredits and certifies more than 18,000 health care organizations and programs in the United States. As of December 31, 2010, the Company operated a network of 44 retail specialty pharmacy stores, which operate under the CarePlus CVS/pharmacy name. These stores average 2,000 square feet in size and sell prescription drugs and a limited assortment of front store items such as alternative medications, homeopathic remedies and vitamins. Through our TheraCom subsidiary, we provide new product launch and other services for manufacturers of specialty drugs.

Onsite Pharmacies - We also operate a limited number of small pharmacies located at client sites under the CarePlus CVS/pharmacy or CVS/pharmacy name, which provide members with a convenient alternative for filling their prescriptions.

Retail Pharmacy Network - We maintain a national network of approximately 65,000 retail pharmacies, including CVS/pharmacy stores. When a customer fills a prescription in a retail pharmacy, the pharmacy sends prescription data electronically to us from the point-of-sale. This data interfaces with our proprietary prescription management systems, which verify relevant plan member data and eligibility, while also performing a drug utilization review to evaluate clinical appropriateness and safety and confirming that the pharmacy will receive payment for the prescription.

Medicare Part D Services - We participate in the administration of the drug benefit added to the Medicare program under Part D of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) (“Medicare Part D”) through the provision of PBM services to our health plan clients and other clients that have qualified as Medicare Part D prescription drug plans (“PDP”). We also participate (i) by offering Medicare Part D pharmacy benefits through our subsidiaries, SilverScript and Accendo, which have been approved by the Centers for Medicare and Medicaid Services (“CMS”), as PDPs, and (ii) by assisting employer, union and other health plan clients that qualify for the retiree drug subsidy available under Medicare Part D by collecting and submitting eligibility and/or drug cost data to CMS in order for them to obtain the subsidy. In December 2010, the Company announced it had entered into an agreement to acquire the Medicare Part D business of Universal American Corp. (“UAC”) for approximately $1.25 billion. The transaction is subject to customary closing conditions, including necessary regulatory approvals, as well as approval by UAC shareholders. The Company currently expects that the transaction will close by the end of the second quarter of 2011.

Clinical Services - We offer multiple clinical programs and services to help clients manage overall pharmacy and health care costs in a clinically appropriate manner. Our programs are primarily designed to promote safety, and to target inappropriate utilization and non-adherence to medication, each of which may result in adverse medical events that negatively impact members’ health and the client’s pharmacy and medical spend. In this regard, we offer various utilization management, medication management, adherence and counseling programs to complement the client’s plan design and clinical strategies.

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

Pharmacogenomic Services - In the fourth quarter of 2009, we acquired a majority interest in Generation Health, Inc., a genetic benefit management company, that will allow us to expand our offering of pharmacogenomic clinical and testing services to our PBM clients. Pharmacogenomics is the study of how genetic makeup affects an individual’s response to drug therapies. Through genetic testing, doctors are able to evaluate a patient’s genetic makeup to determine the effectiveness of specific drugs, drug dosages and drug combinations. Through this relationship, we expect to use genetic testing to apply greater precision to client prescription management, with the goal of improving individual health outcomes and reducing overall medical costs. We began to offer these services on a limited pilot basis to clients during 2010 and plan to roll out these services to clients on a broader basis during 2011.

Pharmacy Services Information Systems - We currently operate multiple information systems platforms to support our Pharmacy Services segment. These information systems incorporate architecture that centralizes the data generated from filling mail service prescriptions, adjudicating retail pharmacy claims and fulfilling other PBM clients’ service contracts.

Pharmacy Services Clients - Our clients are primarily sponsors of health benefit plans (employers, unions, government employee groups, insurance companies and managed care organizations) and individuals located throughout the United States. We provide pharmaceuticals to eligible members in benefit plans maintained by our clients and utilize our information systems, among other things, to perform safety checks, drug interaction screening and generic substitution. We generate substantially all of our Pharmacy Services segment net revenue from dispensing prescription drugs to eligible members in benefit plans maintained by our clients. No single PBM client accounted for 10% or more of our consolidated revenues in 2010. Our client agreements are subject to renegotiation of terms. See “Risk Factors – Efforts to reduce reimbursement levels and alter health care financing practices could adversely affect our business” and “- Risks of declining gross margins in the PBM industry.” During the year ended December 31, 2010, our PBM filled or managed approximately 585 million prescriptions.

Seasonality - The majority of our Pharmacy Services segment revenues are not seasonal in nature.

Pharmacy Services Competition - We believe the primary competitive factors in the industry include: (i) the ability to negotiate favorable discounts from drug manufacturers; (ii) the ability to negotiate favorable discounts from, and access to, retail pharmacy networks; (iii) responsiveness to clients’ needs; (iv) the ability to identify and apply effective cost management programs utilizing clinical strategies; (v) the ability to develop and utilize preferred drug lists; (vi) the ability to market PBM products and services; (vii) the commitment to provide flexible, clinically-oriented services to clients; and (viii) the quality, scope and costs of products and services offered to clients and their members. The Pharmacy Services segment competes with a number of large, national PBM companies, including Medco Health Solutions, Inc. and Express Scripts, Inc., as well as many smaller local or regional PBMs. We also compete with several large health insurers/managed care plans (e.g., United Healthcare and CIGNA) and retail pharmacies, which have their own PBM capabilities, as well as with several other national and regional companies which provide services similar to ours.

Retail Pharmacy Segment

As of December 31, 2010, the Retail Pharmacy segment included 7,182 retail drugstores, of which 7,123 operated a pharmacy, our online retail website, CVS.com, and our retail health care clinics. The retail drugstores are located in 41 states, Puerto Rico and the District of Columbia operating primarily under the CVS/pharmacy name. We currently operate in 92 of the top 100 U.S. drugstore markets and hold the number one or number two market share in 72 of these markets. CVS/pharmacy stores sell prescription drugs and a wide assortment of general merchandise, which we refer to as “front store” products. Existing retail stores range in size from approximately 8,000 to 25,000 square feet, although most new stores range in size from approximately 10,000 to 13,000 square feet and typically include a drive-thru pharmacy. During 2010, we filled approximately 636 million retail prescriptions, or approximately 18% of the U.S. retail pharmacy market.

As of December 31, 2010, we operated 560 retail health care clinics in 26 states and the District of Columbia under the MinuteClinic name, of which 550 were located within CVS/pharmacy stores. The clinics utilize nationally recognized medical protocols to diagnose and treat minor health conditions, perform health screenings, monitor chronic conditions and deliver vaccinations. The clinics are staffed by board-certified nurse practitioners and physician assistants who provide access to affordable care without appointment.

Retail Pharmacy Business Strategy - Our integrated pharmacy services model has enhanced the ability of our retail pharmacy stores to expand customer access to care while helping to lower overall health care costs and improve health outcomes. In that regard, the role of our retail pharmacist is shifting from primarily dispensing prescriptions to also providing services, including flu vaccinations as well as face-to-face patient counseling with respect to adherence to drug therapies, closing gaps in care and more cost effective drug therapies. In addition we seek to be the easiest pharmacy retailer for customers to use. We believe that ease of use means convenience for the time-starved customer. As such, our operating strategy is to provide a broad assortment of quality merchandise at competitive prices using a retail format that emphasizes service, innovation and convenience (easy-to-access, clean, well-lit and well stocked). One of the keys to our strategy is technology, which allows us to focus on constantly improving service and exploring ways to provide more personalized product offerings and services. We believe that continuing to be the first to market with new and unique products and services, using innovative marketing and adjusting our mix of merchandise to match our customers’ needs and preferences is very important to our ability to continue to improve customer satisfaction.

Retail Pharmacy Products and Services - A typical CVS/pharmacy store sells prescription drugs and a wide assortment of high-quality, nationally advertised brand name and private label merchandise. Front store categories include over-the-counter drugs, beauty products and cosmetics, film and photo finishing services, seasonal merchandise, greeting cards and convenience foods. We purchase our merchandise from numerous manufacturers and distributors. We believe that competitive sources are readily available for substantially all of the products we carry and the loss of any one supplier would not have a material effect on the business.

Consolidated net revenues by major product group are as follows:

	Percentage of Net Revenues(1)
	2010	2009	2008
Prescription drugs	68%	68%	68%
Over-the-counter and personal care	11	11	13
Beauty/cosmetics	5	5	4
General merchandise and other	16	16	15

	100%	100%	100%

(1)	Percentages are estimates based on store point-of-sale data.

Front Store - Front store revenues benefited from our strategy to be the first to market with new and unique products and services, using innovative marketing and adjusting our mix of merchandise to match our customers’ needs and preferences. A key component of our front store strategy is our ExtraCare card program, which is helping us continue to build our loyal customer base. The ExtraCare program is one of the largest and most successful retail loyalty programs in the United States. In addition, the ExtraCare program allows us to balance our marketing efforts so we can reward our best customers by providing them automatic sale prices, customized coupons, ExtraBucks® rewards and other benefits. Another component of our front store strategy is our unique product offerings, which include a full range of high-quality CVS brand and proprietary brand products that are only available through CVS. We currently carry over 4,400 CVS brand and proprietary brand products, which accounted for approximately 17% of our front store revenues during 2010.

Pharmacy - Pharmacy revenues represented more than two-thirds of Retail Pharmacy revenues in each of 2010, 2009 and 2008. We believe that our pharmacy operations will continue to represent a critical part of our business due to favorable industry trends (e.g., an aging American population consuming a greater number of prescription drugs, pharmaceuticals being used more often as the first line of defense for managing illness, the impact of health care reform), the proliferation of new pharmaceutical products, Medicare Part D and our ongoing program of purchasing customer lists from independent pharmacies. We believe our pharmacy business benefits from our investment in both people and technology. Given the nature of prescriptions, people want their prescriptions filled accurately and ready when promised, by professional pharmacists using the latest tools and technology. Consumers need medication management programs and better information to help them get the most out of their health care dollars. To assist our customers with these needs, we have introduced integrated pharmacy health care services that provide an earlier, easier and more effective approach to engaging them in behaviors that can help lower costs, improve health, and save lives. Examples include: our Patient Care Initiative, an enhanced medication adherence program; our Customer Savings Initiative, which educates customers about cost savings opportunities; Maintenance Choice (a flexible fulfillment option that affords eligible PBM plan members the convenient choice of filling their 90-day supply of maintenance medications at any CVS/pharmacy store or obtaining them through mail order, in either case at the cost of mail, which is typically lower for both the plan member and payor); Pharmacy Advisor, our new program that uses our Consumer Engagement Engine technology to facilitate face-to-face pharmacist counseling to plan members of participating PBM clients concerning health and safety matters, including adherence issues, gaps in care and management of certain chronic health conditions; and the ExtraCare Health Card program. Further evidencing our belief in the importance of pharmacy service is our continuing investment in technology, such as our Drug Utilization Review system that checks for harmful interactions between prescription drugs, over-the-counter products, vitamins and herbal remedies; our new pharmacy fulfillment system, Rx ConnectTM; our touch-tone telephone reorder system, Rapid RefillTM; and our online business, CVS.com.

MinuteClinic - As of December 31, 2010, we operated 560 MinuteClinics in 26 states and the District of Columbia; 550 of which were located in CVS/pharmacy stores. MinuteClinics are staffed by nurse practitioners and physician assistants who utilize nationally recognized protocols to diagnose and treat minor health conditions, perform health screenings, monitor chronic conditions and deliver vaccinations. Many locations have also begun treating a variety of chronic conditions. Insurers value MinuteClinic because it provides an excellent quality of care at an affordable price, in many cases offering an attractive alternative to the far more expensive emergency room. As a result, visits paid for by employers, health insurers or other third parties accounted for more than 80% of MinuteClinics’ total revenues in 2010. We anticipate opening up 100 new clinics in CVS/pharmacy stores during 2011.

Retail Pharmacy Store Development - The addition of new stores has played, and will continue to play, a major role in our continued growth and success. Our store development program focuses on three areas: entering new markets, adding stores within existing markets and relocating stores to more convenient, freestanding sites. During 2010, we opened 179 new retail pharmacy stores, relocated 106 stores and closed 22 stores. During the last five years, we opened more than 1,400 new and relocated stores, and acquired approximately 1,200 stores. During 2011, we expect to open between 225 and 250 new or relocated stores, and close approximately 15 stores. We believe that continuing to grow our store base and locating stores in desirable geographic markets are essential components to compete effectively in the current managed care environment. As a result, we believe that our store development program is an integral part of our ability to maintain our leadership position in the retail drugstore industry.

Retail Pharmacy Information Systems - We have continued to invest in information systems to enable us to deliver a high level of customer service while lowering costs and increasing operating efficiency. In 2009, we began the rollout of Rx Connect, which reengineered the way our pharmacists communicate and fill prescriptions. The rollout of Rx Connect was completed in September 2010. Our new Consumer Engagement Engine technology enables us to message pharmacists at the point of care which facilitates face-to-face counseling by our pharmacies regarding patient health and safety matters, including adherence issues, gaps in care and management of certain chronic health conditions. We were one of the first in the industry to introduce Drug Utilization Review technology that checks for harmful interactions between prescription drugs, over-the-counter products, vitamins and herbal remedies. We were also one of the first in the industry to install a chain wide automatic prescription refill system, CVS Rapid Refill, which enables customers to order prescription refills 24 hours a day using a touch-tone telephone. We continue to enhance our Visible Improvement in Profits, Execution and Results (“VIPER”) system, a transaction-monitoring application designed to mitigate inventory losses attributable to process deficiencies or fraudulent behavior by providing visibility to transactions processed through our point-of-sale systems. In addition, we operate distribution centers with fully integrated technology solutions for storage, product retrieval and order picking.

Retail Pharmacy Customers - Managed care and other third party plans accounted for 97.4% of our 2010 pharmacy revenues. Since our revenues relate to numerous payors, including employers and managed care organizations, the loss of any one payor should not have a material effect on our business. No single commercial retail payor accounts for 10% or more of our total consolidated revenues. We also fill prescriptions for many government funded programs, including State Medicaid plans and Federal Medicare Part D drug plans. Our contracts with commercial payors and government funded programs are subject to renegotiation of reimbursement rates. See “Government Regulation – Reimbursement” and Item 1A., “Risk Factors – Efforts to reduce reimbursement levels and alter health care financing practices could adversely affect our businesses.”

Retail Pharmacy Seasonality - The majority of our revenues, particularly pharmacy revenues, are generally not seasonal in nature. However, front store revenues tend to be higher during the December holiday season. For additional information, we refer you to the Note “Quarterly Financial Information” on page 80 in our Annual Report to Stockholders for the fiscal year ended December 31, 2010, which section is incorporated by reference herein.

Retail Pharmacy Competition - The retail drugstore business is highly competitive. We believe that we compete principally on the basis of: (i) store location and convenience, (ii) customer service and satisfaction, (iii) product selection and variety and (iv) price. In each of the markets we serve, we compete with independent and other retail drugstore chains, supermarkets, convenience stores, pharmacy benefit managers and other mail order prescription providers, discount merchandisers, membership clubs, health clinics and Internet pharmacies.

Corporate Segment

Our Corporate segment provides management and administrative services to support the overall operations of the Company. The Corporate segment consists of certain aspects of our executive management, corporate relations, legal, compliance, human resources, corporate information technology and finance departments.

Working Capital Practices

We fund the growth of our business through a combination of cash flow from operations, commercial paper, proceeds from sales-lease-back transactions, and long-term borrowings. For additional information on our working capital practices, we refer you to the caption “Liquidity and Capital Resources” on page 33 in our Annual Report to Stockholders for the year ended December 31, 2010, which section is incorporated by reference herein. The majority of our non-pharmacy revenues are paid in cash, or by debit and by credit cards, while managed care and other third party insurance programs, which typically settle in less than 30 days, represented approximately 98.8% of our consolidated pharmacy revenues, including both Retail Pharmacy and Pharmacy Services combined, in 2010. Our customer returns are not significant.

Associate Development

As of December 31, 2010, we employed approximately 201,000 associates, which included more than 25,000 pharmacists, nurse practitioners and physician assistants. In addition, approximately 79,000 associates were part-time employees who work less than 30 hours per week. To deliver the highest levels of service to our customers, we devote considerable time and attention to our people and service standards. We emphasize attracting and training, knowledgeable, friendly and helpful associates to work in our organization.

Intellectual Property

We have registered or applied to register a variety of trademarks, service marks and trade names used in our business. We regard our intellectual property as having significant value in our Pharmacy Services and Retail Pharmacy segments. We are not aware of any facts that could materially impact our continuing use of any of our intellectual property.

Government Regulation

Overview - As a participant in the health care industry, our retail and pharmacy services businesses are subject to federal and state laws and regulations that govern the purchase, sale and distribution of prescription drugs and related services, including administration and management of prescription drug benefits. Many of our PBM clients, including insurers and managed care organizations (“MCOs”), are themselves subject to extensive regulations that affect the design and implementation of prescription drug benefit plans that they sponsor. The application of these complex legal and regulatory requirements to the detailed operation of our business creates areas of uncertainty. There are numerous proposed health care laws and regulations at the federal and state levels, some of which could adversely affect our business if they are enacted. We are unable to predict what federal or state legislation or regulatory initiatives may be enacted in the future relating to our business or the health care industry in general, or what effect any such legislation or regulations might have on our business. Any failure or alleged failure to comply with applicable laws and regulations, or any adverse applications of, or changes in, the laws and regulations affecting our business, could have a material adverse effect on our operating results and financial condition.

PPACA - Congress passed major health reform legislation in 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively, “PPACA”), which were signed into law by the President on March 23, 2010 and March 30, 2010, respectively. This legislation affects the entire health insurance system and virtually every aspect of health care in the country, although many provisions of the PPACA are not effective immediately. Given that many of the regulations implementing PPACA have not yet been issued or finalized and there is ongoing sub-regulatory guidance being issued, there is still considerable uncertainty as to its full impact. Further, aspects of the legislation are being challenged in lawsuits across the country, and some in Congress are seeking to repeal the law or portions of it. There have already been a number of conflicting court rulings calling into question the constitutionality of all or certain portions of PPACA. In addition to establishing the framework for every individual to have health coverage beginning in 2014, PPACA enacted a number of significant health care reforms. While these reforms may not affect our business directly, they affect the coverage and plan designs that are or will be provided by many of our health plan clients. As a result, they could indirectly impact many of our services and business practices.

Among the more significant PPACA provisions is the requirement for health insurers to meet a minimum medical loss ratio (“MLR”) to avoid having to pay rebates to enrollees. The MLR requires insurers to break out clinical, quality improvement and administrative costs. The United States Department of Health and Human Services (“HHS”) issued an interim final regulation on the MLR in December 2010 that includes an example that could be interpreted to suggest that the differential between the drug price charged by PBMs to health plans and the amount reimbursed to retail pharmacies (commonly referred to as “differential” or “spread”) should be excluded from claims costs. Depending on if and how this example is clarified in final regulations, health plan clients that are subject to the MLR requirements may request pricing modifications, include requests to contract using pass-through retail network pricing.

Another PPACA provision requires PBMs that contract with a Medicare Part D plan or a qualified health plan offered through a health insurance exchange to disclose certain information to HHS, the Medicare Part D plan or the health insurance exchange. Among the information that must be disclosed is the generic dispensing rates for different types of pharmacies, the aggregate amount and types of rebates and other discounts negotiated on behalf of, and passed through to, the plan, and the aggregate amount of any differential. It is anticipated that this reporting will be required for Medicare Part D in 2012 and for qualified health plans in 2014 upon the implementation of the health insurance exchanges to be established under PPACA. PPACA also made significant changes to the Medicare and Medicaid programs, fraud and abuse laws and tax provisions. Some of the relevant changes are discussed in other sections below.

In addition to PPACA, among the existing federal and state laws and regulations that affect aspects of our business are the following:

Anti-Remuneration Laws - Federal law prohibits, among other things, an entity from knowingly and willfully offering, paying, soliciting or receiving, subject to certain exceptions and “safe harbors,” any remuneration to induce the referral of individuals or the purchase, lease or order (or the arranging for or recommending of the purchase, lease or order) of items or services for which payment may be made under Medicare, Medicaid or certain other federal health care programs. A number of states have similar laws, some of which are not limited to services paid for with government funds. State laws and exceptions or safe harbors vary and have been infrequently interpreted by courts or regulatory agencies. Sanctions for violating these federal and state anti-remuneration laws may include imprisonment, criminal and civil fines, and exclusion from participation in Medicare, Medicaid and other government-sponsored health care programs. The federal anti-remuneration law has been interpreted broadly by some courts, the Office of Inspector General (the “OIG”) within the HHS and administrative bodies. A broad interpretation of the federal anti-remuneration law is supported by PPACA, which codified a reduced standard of “knowingly and willfully” by stating that this standard does not require that a person have actual knowledge of the federal anti-remuneration law or specific intent to violate this law. Because of the federal statute’s broad scope, HHS established certain safe harbor regulations that specify various practices that are protected from criminal or civil liability. Safe harbors exist for certain discounts offered to purchasers, certain personal services arrangements, certain payments made by vendors to group purchasing organizations, in certain cases the provision of electronic prescribing technology to physicians, and certain other transactions and relationships. A practice that does not fall within a safe harbor is not necessarily unlawful but may be subject to challenge by HHS. In addition, as part of PPACA, additional statutory exceptions have been created to permit the provision of certain incentives to federal healthcare program beneficiaries, including retailer coupons, rebates or other rewards and incentives offered to promote access to care.

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

Compliance Programs - PPACA requires that providers enrolled in Medicare and Medicaid must establish and maintain compliance programs that satisfy core requirements to be established by the Secretary of HHS in consultation with the OIG. The Secretary of HHS has not yet published information concerning these compliance programs or the timeframe for implementation. In addition, certain state government health care programs have compliance program requirements, and we are subject to various government agreements described under “Government Agreements” below that also contain requirements relating to the maintenance of compliance programs.

Consumer Protection Laws - The Federal Government and most states have consumer protection laws that have been the basis for investigations, lawsuits and multi-state settlements relating to, among other matters, the marketing of loyalty programs and health care services, and financial incentives provided by drug manufacturers to pharmacies in connection with therapeutic interchange programs. In addition, the FTCA bars unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce. The Federal Postal Service Act generally prohibits the mailing of, and billing for, unordered merchandise. The FTC’s Telemarketing Sales Rule also imposes extensive requirements and restrictions in connection with telemarketing, which applies to plans or programs to induce the purchase of goods or services by consumers. (See the Telemarketing and Other Outbound Calls section below for further disclosures.)

Contract Audits - We are subject to audits of many of our contracts, including our PBM client contracts, our PBM rebate contracts, our pharmacy provider agreements and our contracts relating to Medicare Part D. Audits are typically conducted pursuant to certain provisions in our contracts that grant audit rights and set forth applicable audit procedures. Because some of our contracts are with state or federal governments, audits of these agreements are often regulated by the federal or state agencies responsible for administering federal or state benefits programs, including those which operate PDPs or Medicare Advantage organizations under the MMA. The audits generally focus on, among other things, compliance with the applicable terms of our contracts and applicable legal requirements.

Disease Management Services Regulation - We provide or arrange for PBM plan members to receive clinical services in the form of disease management programs for common and rare medical conditions. Nurses, pharmacists and other clinicians, as needed, develop and implement these programs. State laws regulate the practice of medicine, the practice of pharmacy and the practice of nursing, and clinicians engaged in a professional practice must satisfy applicable state licensing requirements.

Electronic Prescribing - The American Recovery and Reinvestment Act of 2009 (“ARRA”), which was signed into law in February 2009, amended the Social Security Act to establish incentive payments to eligible professionals and hospitals participating in the Medicare or Medicaid program that adopt and meaningfully use certified electronic health records (“EHR”) technology beginning in 2011. ARRA also provides for downward payment adjustments beginning in 2015 for providers in the Medicare program that fail to adopt and meaningfully use certified EHR technology. Among the measures of meaningful use is the use of electronic prescribing. A final rule implementing the EHR incentive program was issued in July 2010 which requires that at least 40% of permissible prescriptions be sent electronically in order to qualify for the incentive payments. In March 2010, the U.S. Drug Enforcement Administration (“DEA”) issued an interim final rule allowing electronic prescribing of controlled substances beginning June 1, 2010. These changes, together with the requirement for Medicare Part D plans to support electronic prescribing, should result in a growing number of prescribers adopting electronic prescribing.

Environmental Regulation - Our business is subject to various federal, state and local laws, regulations and other requirements pertaining to protection of the environment and public health, including, for example, regulations governing the management of waste materials and waste waters. Governmental agencies on the federal, state and local levels have, in recent years, increasingly focused on the retail sector’s compliance with such laws and regulations, and have at times pursued enforcement activities. There is also an increased interest by regulators in better managing photo processing as well as pharmaceutical and other wastes. We periodically receive information requests and notices of potential noncompliance with environmental laws and regulations from governmental agencies, which are addressed on a case-by-case basis with the relevant agency.

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

False Claims and Fraudulent Billing Statutes - A range of federal civil and criminal laws target false claims and fraudulent billing activities. One of the most significant of these laws is the Federal False Claims Act (“FCA”), which prohibits the submission of a false claim or the making of a false record or statement in order to secure reimbursement from, or limit reimbursement to, a government-sponsored program. The Fraud Enforcement and Recovery Act of 2009 (“FERA”) implemented substantial changes to the FCA which expand the scope of FCA liability, provide for new investigative tools and make it easier for qui tam relators (often referred to as “whistleblowers”) to bring and maintain FCA suits on behalf of the government. PPACA further eased the burden for whistleblowers to bring and maintain FCA suits by modifying the “public disclosure” and “original source” provisions of the FCA. Some states have passed substantially similar acts. In recent years, federal and state governments have launched several initiatives aimed at uncovering practices that violate false claims or fraudulent billing laws. FERA also expanded the FCA to cover improperly avoiding an obligation to pay money to the government, and PPACA clarified that the retention of overpayments beyond the repayment deadline is a violation of the FCA. In addition, PPACA provides that a violation of the federal anti-remuneration law constitutes a false or fraudulent act under the FCA and expands the jurisdiction of the FCA to the health insurance exchanges to be created under PPACA. PPACA also provides for the imposition of civil monetary penalties for knowingly making or causing to be made any false or fraudulent record or statement material to a false or fraudulent claim for payment under a government-sponsored program, for knowingly failing to report and return an overpayment, and for false statements in provider enrollment applications. The Federal Deficit Reduction Act of 2005 (“DRA”), for example, requires certain entities that receive or make annual Medicaid payments over a certain amount to provide their employees and certain contractors and agents with certain information regarding the federal and state false claims acts, whistleblower protections, and the entity’s processes for detecting and preventing fraud, waste and abuse. Claims under these laws may be brought either by the government or by private individuals on behalf of the government through a qui tam or “whistleblower” action, as discussed in more detail elsewhere in this Government Regulation section.

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

FDA Regulation - The United States Food and Drug Administration (“FDA”) generally has authority to regulate drugs, drug classifications and drug promotional information and materials that are disseminated by a drug manufacturer or by other persons on behalf of a drug manufacturer. We previously operated a FDA-regulated repackaging facility where we repackaged certain drugs into the most common prescription quantities dispensed from our mail service pharmacies, but we closed this repackaging facility in April 2010. The FDA also may inspect facilities in connection with procedures implemented to effect recalls of prescription drugs. In addition, the FDA has authority to require the submission and implementation of a risk evaluation and mitigation strategy (“REMS”) if the FDA determines that that a REMS is necessary for the safe and effective marketing of a drug. To the extent we dispense products subject to REMS requirements or provide REMS services to pharmaceutical manufacturers, we are subject to audit by the FDA and the pharmaceutical manufacturer. The FDA also has regulatory authority over medical devices such as OTC genetic tests and genetic tests conducted by medical laboratories, and the FDA continues to evaluate the need for further regulation of such tests.

Formulary Regulation - A number of states have begun to regulate the administration of prescription drug benefits. For example, some states have passed laws mandating coverage for off-label uses of drug products where those uses are recognized in peer-reviewed medical journals or reference compendia. Other states have enacted laws that regulate the development and use of formularies by insurers, MCOs and other third party payors. These laws have included requirements on the development, review and update of formularies, the role and composition of pharmacy and therapeutics committees, the disclosure of formulary information to health plan members, and a process for allowing members to obtain non-preferred drugs without additional cost-sharing when they are medically necessary and are determined to be clinically appropriate. Additionally, the NAIC has developed a model law, the “Health Carriers Prescription Drug Benefit Management Model Act,” that addresses formulary regulation issues for risk-bearing entities regulated by state insurance commissioners and could form the basis of state legislation. The MMA also regulates how formularies are developed for and administered to beneficiaries of Medicare Part D. In July 2008, Congress enacted the Medicare Improvements for Patients and Providers Act which requires the Secretary for HHS to identify certain classes and categories of drugs for which, subject to certain exceptions, all the drugs in any such class or category must be included in a Medicare Part D plan’s formulary. The increasing government regulation of formularies could significantly affect our ability to develop and administer formularies on behalf of our insurer, MCO and other clients.

Government Agreements - In September 2005, Caremark’s subsidiary, AdvancePCS (now known as CaremarkPCS, L.L.C.), entered into a settlement agreement with the federal government relating to certain alleged PBM business practices, pursuant to which AdvancePCS agreed, among other things, to adhere to certain business practices pursuant to a consent order and to maintain a compliance program in accordance with a corporate integrity agreement entered into with the OIG for a period of five years. This corporate integrity agreement expired by its terms in September 2010. However, our PBM business remains subject to the terms of a consent order entered into with a number of states in the first quarter of 2008 relating to certain of our PBM business practices.

In March 2008, the Company entered into a settlement agreement with the federal government and a number of states related to the dispensing of the generic drug ranitidine at its retail pharmacies. At the same time, the Company entered into a corporate integrity agreement with the OIG for a period of five years applicable to certain retail and mail service operations of the Company. This 2008 corporate integrity agreement requires, among other things, maintenance of our compliance program, employee training, specific reviews by an independent review organization and various government reporting obligations. Failure to meet our obligations under this corporate integrity agreement could result in stipulated financial penalties, and failure to comply with material terms could lead to exclusion of our applicable business from participation in federal health care programs.

In January 2009, we entered into separate settlement agreements with the FTC and the HHS Office for Civil Rights (“OCR”) resolving a joint investigation prompted by 2006 media reports of disposal of patient information in dumpsters at a limited number of CVS/pharmacy locations. As part of the FTC settlement, we agreed to maintain appropriate enterprise-wide information security policies and procedures during the twenty year term of the agreement. The FTC settlement also provides for periodic compliance monitoring by an external assessor. As part of the OCR settlement, we agreed to maintain appropriate waste disposal policies and procedures, training and employee sanctions at our retail stores. The OCR settlement has a three year term and provides for annual compliance monitoring by an external assessor.

In October 2010, the Company entered into a non-prosecution agreement and civil settlement agreement with the U.S. Department of Justice (“DOJ”) and various United States Attorneys’ Offices relating to the sale and distribution of pseudoephedrine products at certain CVS/pharmacy stores, primarily in California and Nevada.

The Company also entered into a related memorandum of agreement with the DEA. The non-prosecution agreement and the memorandum of agreement contain certain ongoing compliance requirements for the Company, and failure to comply with the terms of these documents could lead to civil or criminal remedies, financial penalties and/or administrative remedies against the DEA registrations for our retail pharmacies and distribution centers.

In addition to the government agreements described above, the Company and/or its various affiliates are subject to other consent decrees or settlement agreements with various federal, state and local authorities that may contain certain ongoing repotting, monitoring or other compliance requirements for the Company. These agreements relate to such matters as privacy practices, waste disposal practices, selling expired products, environmental and safety matters, tobacco sales, marketing and advertising practices, pharmacy operations and various other business practices.

Managed Care Reform - In addition to health reforms enacted by PPACA, proposed legislation has been considered at the state level, and legislation has been enacted in several states, aimed primarily at providing additional rights and access to drugs to individuals enrolled in managed care plans. This legislation may impact the design and implementation of prescription drug benefit plans sponsored by our PBM health plan clients and/or the services we provide to them. Some of these initiatives would, among other things: (i) require that health plan members have greater access to drugs not included on a plan’s formulary; (ii) give health plan members the right to sue their health plans for malpractice if they have been denied care; and/or (iii) mandate the content of the appeals or grievance process when a health plan member is denied coverage. Both the scope of the managed care reform proposals considered by state legislatures and reforms enacted by states to date vary greatly, and the scope of future legislation that may be enacted is uncertain.

Medicare Part D - The MMA created Medicare Part D, the Medicare drug benefit program, in January 2006. Medicare beneficiaries entitled to Medicare benefits under Part A or enrolled in Medicare Part B are eligible for drug coverage under Medicare Part D. Regulations implementing Medicare Part D included requirements relating to developing and administering formularies, establishing pharmacy networks, marketing of Medicare Part D plans, processing and adjudicating claims at point of sale and compliance with electronic prescribing standards. The Medicare Part D program has undergone significant legislative and regulatory changes since its inception, including changes made by PPACA. Effective for the 2010 plan year, CMS issued a regulation requiring that any “differential” or “spread” be reported as an administrative cost rather than a drug cost of the plan sponsor for purposes of calculating certain government subsidy payments and the drug price to be charged to enrollees. This change resulted in Medicare Part D plan sponsors contracting for pass-through pricing for their retail networks rather than pricing that included the use of retail network “differential” or “spread”. This regulatory change has reduced the profitability of our Medicare Part D business. Other regulatory changes effective for the 2010 plan year include: requiring that any rebates retained by the PBM reduce the Medicare Part D sponsor’s drug costs reported to the government, regardless of the terms of the contract between the PBM and Medicare Part D sponsor; requiring that clean claims from pharmacies be paid within 14 days (for electronic claims) or 30 days (for non-electronic claims); and that substantially all drugs in certain clinical classes be included on formularies.

Regulatory changes effective for the 2011 plan year include giving CMS greater latitude to limit the number of Medicare Part D plans available by allowing it to eliminate plans with persistently low enrollment and plans that it views as poor performers based on certain CMS performance criteria, shortening the period for Medicare Part D sponsors that acquire other Medicare Part D plans to merge the plans or otherwise change them so that their plan offerings remain substantially different, and limiting the period for coordination of benefits to three years for all payers. PPACA changes to the Medicare Part D benefit that are effective for the 2011 plan year include the implementation of the gap discount program under which participating manufacturers fund discounts of 50% on brand drugs obtained during the coverage gap or “donut hole,” starting the phase-out of the coverage gap for generic drugs (to be completed by 2020), allowing Medicare Part D plans that bid a “de minimis” amount above the low-income subsidy (“LIS”) benchmark to absorb the cost of the difference between their bid and the LIS benchmark in order to avoid reassignment of their LIS enrollees, simplification of election periods for Medicare

Parts C and D, reducing the premium subsidy for higher-income beneficiaries, extending complaint tracking and reporting, and simplifying the appeals process for enrollees. PPACA also requires the Secretary of HHS to develop rules for shorter dispensing periods for enrollees in long-term care (“LTC”) facilities in order to reduce waste beginning in 2012 and new disclosure requirements are expected to be implemented in 2012. HHS issued proposed regulations in November 2010 that would, among other things, require dispensing of brand medications to enrollees in LTC facilities in no greater than 7-day increments at a time and require additional reporting by Medicare Part D plans on dispensing methodologies and unused prescriptions returned to stock by LTC pharmacies. Several of the PPACA changes will require significant adjudication and reporting systems modifications.

Medicare Part D continues to attract a high degree of legislative and regulatory scrutiny, and the applicable government rules and regulations continue to evolve. Accordingly, it is possible that legislative and regulatory developments could materially affect our Medicare Part D business or profitability.

Mental Health Parity Legislation - The Paul Wellstone and Pete Domenici Mental Health Parity and Addiction Equity Act of 2008 was signed into law on October 3, 2008, and an interim final rule implementing the law was issued on February 2, 2010. Compliance is required for plan years beginning on or after July 1, 2010. The law requires group health plans that provide both medical/surgical benefits and mental health or substance abuse disorder benefits to ensure that the financial requirements and treatment limitations that apply to the mental health and substance abuse disorder benefits are no more restrictive than those that apply to the medical/surgical benefits. While the regulation contains a special rule allowing for “multi-tiered prescription drug benefits” that meet certain conditions, there is considerable uncertainty regarding the application of the rule. This has caused some group health plans to consider dropping mental health benefits, including drugs that treat these conditions, to avoid being found in violation of the regulation.

Network Access Legislation - A majority of states now have some form of legislation affecting the ability to limit access to a pharmacy provider network or remove network providers. Certain “any willing provider” legislation may require us or our clients to admit a non-participating pharmacy if such pharmacy is willing and able to meet the plan’s price and other applicable terms and conditions for network participation. These laws vary significantly from state to state in regard to scope, requirements and application. ERISA plans and payors have challenged the application of such laws on the basis of ERISA preemption. However, the scope of ERISA preemption is uncertain and is subject to conflicting court rulings. In addition, the MMA contains an “any willing provider” requirement for pharmacy participation in Medicare Part D, and CMS has interpreted this as requiring that a Medicare Part D sponsor, for each type of pharmacy in its network, allow participation by any pharmacy that meets the applicable terms and conditions for participation. To the extent any state or federal any willing provider laws are determined to apply to us or to certain of our clients or to the pharmacy networks we manage for our PBM clients, such laws could negatively impact the services and economic benefits achievable through a limited pharmacy provider network.

Some states also have enacted “due process” legislation that may (i) prohibit the removal of a provider from a pharmacy network and/or (ii) impact how we conduct audits of network pharmacies and recover audit discrepancies, except in compliance with certain procedures. Other state legislation prohibits days’ supply limitations or co-payment differentials between mail service and retail pharmacy providers. In addition, under Medicare Part D, CMS requires that if a Part D sponsor offers a 90-day supply at mail, it must allow retail pharmacies to also offer a 90-day supply on the same terms.

PBM Laws and Regulation - Legislation seeking to regulate PBM activities in a comprehensive manner has been introduced or enacted in a number of states. This legislation varies in scope and often contains provisions that: (i) impose certain fiduciary duties upon PBMs to clients and plan members; (ii) require PBMs to remit to clients or their plan members certain rebates, discounts and other amounts received by PBMs related to the sale of drugs; (iii) regulate product substitution and intervention; (iv) impose broad disclosure obligations upon PBMs to clients and their plan members and/or (v) impose licensing or registration requirements. To the extent states or other government entities enact legislation regulating PBMs that survive legal challenges to their enforceability, such legislation could adversely impact our ability to conduct business on commercially reasonable terms in locations where the legislation is in effect.

In addition, certain quasi-regulatory organizations, including the National Association of Boards of Pharmacy and the National Association of Insurance Commissioners (“NAIC”) have issued model regulations or may propose future regulations concerning PBMs and/or PBM activities. Similarly, credentialing organizations such as NCQA and the Utilization Review Accreditation Commission (“URAC”) may establish voluntary standards regarding PBM or specialty pharmacy activities. For example, URAC has issued PBM accreditation standards for PBMs serving the commercially insured market, and Caremark is currently accredited as a PBM by URAC. While the actions of these quasi-regulatory or standard-setting organizations do not have the force of law, they may influence states to adopt their requirements or recommendations and influence client requirements for PBM or specialty pharmacy services. Moreover, any standards established by these organizations could also impact our health plan clients and/or the services we provide to them.

In addition to state statutes and regulations, we are also subject to state common laws to the extent applied to PBMs through judicial interpretation or otherwise. Potential common law claims could involve, for example, breach of fiduciary duty, constructive fraud, fraud or unjust enrichment.

Pharmacy Licensure and Regulation - We are subject to state and federal statutes and regulations governing the operation of retail and mail pharmacies, repackaging of drug products, wholesale distribution, dispensing of controlled substance and listed chemical products, and medical and controlled substance waste disposal. Federal statutes and regulations govern the labeling, packaging, advertising and adulteration of prescription drugs and the dispensing of controlled substances. Federal and state controlled substance laws require us to register our pharmacies and distribution centers with the DEA and state controlled substances agencies and to comply with security, recordkeeping, inventory control, personnel and labeling standards in order to possess and dispense controlled substances and listed chemical products.

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

Our pharmacists and technicians are subject to state regulation of the profession of pharmacy, and our employees who are engaged in a professional practice must satisfy applicable state licensing or registration requirements and comply with applicable professional standards. Failure to comply with these regulations could subject us and our employees to disciplinary action, including fines, and could cause our licenses and permits and our employees licenses to be suspended or revoked.

Plan Design Legislation - Some states have enacted legislation that prohibits a health plan sponsor from implementing certain restrictive design features, and many states have introduced legislation to regulate various aspects of managed care plans, including provisions relating to pharmacy benefits. For example, some states have adopted “freedom of choice” legislation, which provides that: (i) members of a plan may not be required to use network providers but must instead be provided with benefits even if they choose to use non-network providers or (ii) a plan member may sue his or her health plan if care is denied. Various states have enacted, or have considered enacting, legislation regarding plan design mandates, including legislation that prohibits or restricts therapeutic interchange, requires coverage of all drugs approved by the FDA or prohibits denial of coverage for non-FDA approved uses. Some states mandate coverage of certain benefits or conditions, and PPACA requires the coverage of certain preventive services at no cost sharing. Such legislation does not generally apply to us, but it may apply to certain of our clients (generally, MCOs and health insurers). Other states have enacted legislation purporting to prohibit health plans not covered by ERISA from requiring or offering members financial incentives for use of mail service pharmacies or for use of certain health care providers. Legislation imposing plan design mandates may apply to certain of our clients and could have the effect of limiting the economic benefits achievable through PBM services we provide.

Privacy and Confidentiality Requirements - Many of our activities involve the receipt, use and disclosure by us of personally identifiable information (“PII”) as permitted in accordance with applicable federal and state privacy and data security laws, which require organizations to provide appropriate privacy protections and security safeguards for such information. In addition to PII, we use and disclose de-identified data for analytical and other purposes.

The federal Health Insurance Portability and Accountability Act of 1996 and the regulations issued thereunder (collectively “HIPAA”) impose extensive requirements on the way in which health plans, health care providers, health care clearinghouses (known as “covered entities”) and their business associates use, disclose and safeguard protected health information (“PHI”). HIPAA also gives individuals certain rights with respect to their PHI. For most uses and disclosures of PHI other than for treatment, payment, health care operations or certain public policy purposes, HIPAA generally requires that covered entities obtain the individual’s written authorization, Criminal penalties and civil sanctions may be imposed for failing to comply with HIPAA standards.

In February 2009, Congress enacted the Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), as part of ARRA. During 2010, OCR promulgated new and updated non-final regulations in response to the HITECH Act. The HITECH Act contains significant changes to the HIPAA Privacy and Security Rules, which these regulations began to address. These include new restrictions on the use of PHI without an individual’s written authorization, a new requirement to account for routine disclosures of PHI held in an electronic health record, a requirement to notify individuals of breaches to their PHI, new enforcement rights of state attorneys general, extension of the federal privacy and security law provisions and penalties to business associates of covered entities, and increased penalties for violation of the law. While some of the provision of the HITECH Act are already in effect, final regulations regarding the HIPAA privacy, security, enforcement and data breach rules are expected to be issued by OCR early in 2011. Since the rules implementing much of the HITECH Act have not yet been finalized, we cannot at this time determine the extent to which these changes may apply to, or impact, our business.

In addition to HIPAA, most states have enacted health care information confidentiality laws which limit the disclosure of confidential medical information. These state laws supersede HIPAA to the extent they are more protective of individual privacy than is HIPAA. Most states have also enacted legislation and regulations governing the security of PII and specifying notification requirements for any security breaches invoicing PII.

In addition to HIPAA and HITECH, the Genetic Information Nondiscrimination Act (“GINA”) was signed into law on May 21, 2008, and proposed and interim final regulations were issued under it in 2009 and 2010. GINA prohibits discrimination based on genetic information in health coverage (Title I) and employment (Title II). Under GINA, health plans are not permitted to use or disclose genetic information for underwriting purposes, which includes eligibility determinations. They also may not collect genetic information, such as by requiring genetic testing, except in very limited circumstances.

Reimbursement - A significant portion of our net revenue is derived directly from Medicare, Medicaid and other government-sponsored health care programs, and we are therefore subject to, among other laws and regulations, federal and state reimbursement laws and regulatory requirements, anti-remuneration laws, the Stark Law and/or federal and state false claims laws. Sanctions for violating these federal and/or state laws may include, without limitation, recoupment or reduction of government reimbursement amounts, criminal and civil penalties and exclusion from participation in Medicare, Medicaid and other government health care programs. Also, we provide products and services to managed care entities that provide services to beneficiaries of Medicare, Medicaid and other government-sponsored health care programs, as well as employers and other entities that qualify for the Medicare Part D drug subsidy and/or the early retiree reinsurance program created under PPACA.

The Federal Government and numerous state governments have given increased attention to how pharmaceutical manufacturers develop and report pricing information, which, in turn, is used in setting payments under the Medicare and Medicaid programs. One element common to most payment formulas, Average Wholesale Price (“AWP”), has come under criticism for allegedly inaccurately reflecting prices actually charged and paid at the wholesale level. The calculation and reporting of AWP have been the subject of investigations by federal and state governments and litigation brought against pharmaceutical manufacturers and data services that report AWP. We are not responsible for calculations, reports or payments of AWP; however, such investigations or lawsuits could impact our business because many of our client contracts, pharmaceutical purchase agreements, retail network contracts and other agreements use AWP as a pricing benchmark. In conjunction with a class action settlement implemented in September 2009 involving First DataBank (“FDB”) and Medi-Span, two entities that publish the AWP of pharmaceuticals, the methodology used to calculate AWP was modified in a manner that reduced AWP for many brand drugs and some generic drugs. We have reached understandings with most of our PBM clients and other third party payors to adjust reimbursements to account for this change in methodology, but most state Medicaid programs that utilize AWP as a pricing reference have not taken action to make similar adjustments. As a result, we have experienced reduced Medicaid reimbursement for certain products since the settlement was implemented. In addition, FDB has indicated that it intends to discontinue the publishing of AWP altogether in September 2011. Although Medi-Span has indicated that it intends to continue publishing AWP, we believe the pharmaceutical industry will be evaluating and/or developing an alternative pricing reference to replace AWP. We will continue to work with our PBM clients and other payors to anticipate and mitigate the impact of possible future changes to applicable references for pricing pharmaceuticals. AWP has already been replaced by Average Sales Price as the basis for reimbursing physicians, and sometimes pharmacies, for outpatient prescription drugs under Medicare Part B. The federal Medicaid rebate program requires participating drug manufacturers to provide rebates on all drugs purchased by state Medicaid programs. Investigations have commenced by certain governmental entities that question whether the best price available to essentially any client other than the Medicaid program, or “best price,” was properly calculated, reported and paid by the manufacturers to the Medicaid programs. We are not responsible for calculations, reports or payments of “best price”; however, these investigations could impact our ability to negotiate rebates from drug manufacturers. PPACA increased the amount of rebates required to be paid by manufacturers under the Medicaid program and also imposes certain annual fees on pharmaceutical manufacturers. We do not anticipate the increased Medicaid rebate levels or the annual fees to impact the discounts we obtain from pharmaceutical companies.

PPACA made several other significant changes to the Medicaid rebates and reimbursement. One of these was to revise the definition of AMP and the reimbursement formula for multi-source (i.e., generic) drugs. CMS has not yet issued regulations implementing these changes. Therefore, we cannot predict the effect of these changes on Medicaid reimbursement or their impact on the Company. Another significant PPACA change was to require brand and generic manufacturers to pay rebates for product dispensed to beneficiaries enrolled in Medicaid MCOs similar to the way rebates are now required for Medicaid fee-for-service (“FFS”) beneficiaries beginning in 2010. Medicaid MCOs are not prohibited from negotiating with manufacturers for rebates above Medicaid’s statutory rebates. However, the expansion of the federal Medicaid rebate program to Medicaid MCOs has generally resulted in a reduction of the rebates that manufacturers are willing to pay to the Medicaid MCOs and a reduction of the rebates we receive under our rebate agreements on behalf of our Medicaid MCO clients.

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

Changes in reporting of AWP, AMP, ASP or other adjustments that may be made regarding the reimbursement of drug payments by Medicaid and Medicare, could impact our pricing to customers and other payors and/or could impact our ability to negotiate discounts or rebates with manufacturers, wholesalers, PBMs or retail pharmacies. In some circumstances, such changes could also impact the reimbursement that we receive from Medicare or Medicaid programs for drugs covered by such programs and from MCOs that contract with government health programs to provide prescription drug benefits.

Reimportation - The MMA amended the Food, Drug and Cosmetic Act by providing that the FDA should promulgate rules that would permit pharmacists and wholesalers to import prescription drugs from Canada into the United States under certain circumstances. However, the promulgation of such rules is subject to a precondition that the FDA certify to Congress that such reimportation would not pose any additional risk to the public’s health and safety and that it would result in a significant cost reduction. To date, the FDA has not provided such a certification. Under certain defined circumstances, the FDA has used its discretion to permit individuals and their physicians to bring into the U.S. small quantities of drugs for treatment of a patient’s serious condition for which effective treatment is not available in the U.S. Congress then expanded this personal use policy in very specific circumstances to allow individuals to personally transport from Canada for their personal use a 90-day supply of any prescription drug, regardless of availability in the U.S. The language does not allow purchases by mail order or via the Internet, and excludes biologics and controlled substances. The FDA continues to strongly oppose efforts to allow the widespread importation of drugs from Canada and elsewhere, citing concerns that such activities undermine the FDA’s ability to oversee the quality and safety of the nation’s drug supply. If the FDA changes its position and permits the broader importation of drugs from Canada in the future, or if new or pending health legislation or regulations permit the importation of drugs from the European Union or other countries in the future, our pharmacy services could be impacted.

Retail Clinics - States also regulate retail clinics operated by nurse practitioners or physician assistants through physician oversight, lab licensing and the prohibition of the corporate practice of medicine. A number of states have implemented or proposed laws that impact certain components of retail clinic operations such as physician oversight, signage, third party contracting requirements, bathroom facilities, and scope of services. These laws and regulations may affect the operation and expansion of our owned and managed retail clinics.

Retiree Drug Subsidy - The MMA created a drug subsidy program available to certain employer, union and other group plans that provide retiree coverage to Medicare Part D eligible individuals that is at least equivalent to Medicare Part D coverage. The subsidy is equal to 28% of drug costs, and is currently tax-free. However, for plan years beginning in 2013, PPACA eliminates the tax deductibility of the retiree drug subsidy payment received by sponsors of retiree drug plans. This may cause some employers to transition their retirees to employer-sponsored Medicare Part D plans. As part of PPACA, Congress established a new temporary early retiree reinsurance program providing reimbursement to employer and union sponsors of participating employment-based plans for a portion of the cost of health benefits for early retirees aged 55 to 64 and their spouses, surviving spouses, and dependents. The program reimburses sponsors for certain claims between $15,000 and $90,000. Congress appropriated funding of $5 billion for this temporary program, which became effective June 1, 2010. The program ends when the funding is exhausted, but no later than January 1, 2014.

Safety Regulation - The Occupational Safety and Health Act of 1970, as amended (“OSHA”), establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated under OSHA, and various record keeping, reporting and procedural requirements. Many of these OSHA standards, as well as various state and local laws and regulations pertaining to employee safety and health, apply to our operations. Any failure to comply with these regulations could result in fines by government authorities.

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

Our SilverScript and Accendo PDPs each must be licensed as a risk-bearing entity under applicable state laws or they must have obtained a waiver of the licensing requirement from CMS. Both SilverScript and Accendo are licensed in all states in which they offer PDPs and do not operate under any Medicare Part D waivers. As licensed insurance companies, SilverScript and Accendo and their agents are subject to various state insurance regulations that generally require, among other things, maintenance of capital and surplus requirements, review of certain material transactions and the filing of various financial, licensing and operational reports. Pursuant to the MMA, state insurance licensing, insurance agent/broker licensure and solvency laws and regulations are generally applicable to PDPs, but the application of other state laws to Medicare Part D are generally preempted by Medicare Part D to the extent that Medicare Part D regulates the issue.

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

State Prescription Drug Assistance Programs - Many states have established or modified their drug assistance programs for the elderly so that they constitute qualified state pharmacy assistance programs (“SPAPs”) that supplement Medicare Part D. Payments by qualified SPAPs on behalf of a Medicare Part D enrollee are treated under Medicare Part D as if they were made by the enrollees themselves, thereby counting towards the enrollees’ true out-of-pocket costs and helping them qualify for catastrophic coverage sooner. Medicare Part D plans are required to coordinate benefits with SPAPs, including allowing SPAPs to subsidize the Medicare Part D premiums of their members and/or their Medicare Part D cost sharing. Some qualified SPAPs have also received permission from CMS to auto-assign their enrollees that do not choose their own Medicare Part D plans into PDPs.

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

In that regard, the economic recession resulted in declining drug utilization trends which continued into 2010. Although a recovery might be underway, it is possible that a worsening of the economic environment will cause further decline in drug utilization, and dampen demand for pharmacy benefit management services as well as consumer demand for products sold in our retail stores. If this were to occur, our business and financial results could be adversely affected.

Further, interest rate fluctuations, changes in capital market conditions and regulatory changes may affect our ability to obtain necessary financing on acceptable terms, our ability to secure suitable store locations under acceptable terms and our ability to execute sale-leaseback transactions under acceptable terms.

Inability to fully realize the benefits of our fully integrated pharmacy services model.

We may not be able to achieve all of the anticipated long-term strategic benefits of the March 2007 Caremark merger. An inability to realize the full extent of, or any of the anticipated benefits could have an adverse effect on our business, financial position and results of operations, which may affect the value of the shares of our common stock.

Risks relating to the pending acquisition of UAC’s Medicare Part D business

In December 2010, the Company announced it had entered into an agreement to acquire the Medicare Part D business of UAC for approximately $1.25 billion. The transaction is subject to customary closing conditions, including necessary regulatory approvals, as well as approval by UAC shareholders. The Company currently expects that the transaction will close by the end of the second quarter of 2011. In the event the closing is delayed or does not occur and/or the regulatory review process materially alters the terms of the acquisition, the Company may not be able to realize the expected benefits of the transaction.

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

PPACA made several significant changes to Medicaid rebates and reimbursement. One of these changes was to revise the definition of AMP and the reimbursement formula for multi-source drugs. CMS has not yet issued regulations implementing these changes. Therefore, we cannot predict the effect these changes will have on Medicaid reimbursement or their impact on the Company. In addition, PPACA made other changes that affect the coverage and plan designs that are or will be provided by many of our health plan clients, including the requirement for health insurers to meet a minimum MLR to avoid having to pay rebates to enrollees. These PPACA changes may not affect our business directly, but they could indirectly impact our services and/or business practices.

The possibility of PBM client loss and/or the failure to win new PBM business may adversely affect our business, financial position and results of operations.

Our PBM business generates net revenues primarily by contracting with clients to provide prescription drugs and related health care services to plan members. PBM client contracts often have terms of approximately three years in duration, so approximately one third of a PBM’s client base typically is subject to renewal each year. In some cases, however, PBM clients may negotiate a shorter or longer contract term or may require early or periodic renegotiation of pricing prior to expiration of a contract. Therefore, we face challenges in competing for new PBM business and retaining or renewing PBM business. Although none of our PBM clients represented more than 10% of our Company’s consolidated revenues in 2010, our top 10 clients are expected to represent approximately 21% of such revenues in 2011. There can be no assurance that we will be able to win new business or secure renewal business on terms as favorable to the Company as the present terms. Our failure to renew or win PBM business could adversely affect our business, financial position and results of operations.

Risks related to the frequency and rate of the introduction of generic drugs and brand name prescription products.

The profitability of retail and mail order pharmacy businesses are dependent upon the utilization of prescription drug products. Utilization trends are affected by, among other factors, the introduction of new and successful prescription pharmaceuticals as well as lower priced generic alternatives to existing brand name products. Accordingly, a slowdown in the introduction of new and successful prescription pharmaceuticals and/or generic alternatives (the sale of which normally yield higher gross profit margins than brand name equivalents) could adversely affect our business, financial position and results of operations.

Risks of declining gross margins in the PBM industry.

The PBM industry has been experiencing margin pressure as a result of competitive pressures and increased client demands for lower prices, enhanced service offerings and/or higher service levels. In that regard, our Company maintains contractual relationships with generic pharmaceutical manufacturers and brand name pharmaceutical manufacturers that provide for purchase discounts and/or rebates on drugs dispensed by pharmacies in our retail network and by our mail order pharmacies (all or a portion of which may be passed on to clients). Manufacturer rebates often depend on a PBM’s ability to meet contractual market share or other requirements, including in some cases the placement of a manufacturer’s products on the PBM’s formularies. Competitive pressures in the PBM industry have caused Caremark and other PBMs to share with clients a larger portion of rebates and/or discounts received from pharmaceutical manufacturers. In addition, market dynamics and regulatory changes have impacted our ability to offer plan sponsors pricing that includes the use of retail “differential” or “spread”, which could negatively impact our future profitability. Further, changes in existing federal or state laws or regulations or the adoption of new laws or regulations relating to patent term extensions, purchase discount and rebate arrangements with pharmaceutical manufacturers, or to formulary management or other PBM services could also reduce the discounts or rebates we receive. Accordingly, margin pressure in the PBM industry resulting from these trends could adversely affect our business, financial position and results of operations.

Regulatory and business changes relating to our participation in Medicare Part D may adversely affect our business, financial position and our results of operations.

Since its inception in 2006, Medicare Part D has resulted in increased utilization and decreased pharmacy gross margin rates as higher margin business, such as cash and state Medicaid customers, migrated to Medicare Part D coverage. Further, as a result of Medicare Part D and as a result of the elimination in 2013 of the tax deductibility of the retiree drug subsidy payment received by sponsors of retiree drug plans, our PBM clients could decide to discontinue providing prescription drug benefits to their Medicare-eligible members. To the extent this occurs, the adverse effects of Medicare Part D may outweigh any opportunities for new business generated by the new benefit. In addition, if the cost and complexity of Medicare Part D exceed management’s expectations or prevent effective program implementation or administration; if changes to the regulations regarding how drug costs are reported for Medicare Part D and retiree drug subsidy purposes are implemented in a manner that impacts the profitability of our Medicare Part D business; if the government alters Medicare program requirements or reduces funding because of the higher-than-anticipated cost to taxpayers of Medicare Part D or for other reasons; if we fail to design and maintain programs that are attractive to Medicare participants; if CMS imposes sanctions or other restrictions on our Medicare Part D business as a result of audits or other regulatory actions; or if we are not successful in retaining enrollees, or winning contract renewals or new contracts under Medicare Part D’s competitive bidding process, our Medicare Part D services and the ability to expand our Medicare Part D services could be materially and adversely affected, and our business, financial position and results of operations may be adversely affected.

Changes in industry pricing benchmarks could adversely affect our business, financial position and results of operations.

Implementation of the FDB and Medi-Span settlements, described in the Government Regulation section, have resulted in changes in the methodology used to calculate AWP, which is the pricing reference used for many of our PBM client contracts, pharmaceutical purchase agreements, retail network contracts, specialty payor agreements and other contracts with third party payors. Following these settlements, FDB has indicated that it intends to discontinue the publishing of AWP altogether in September 2011. Although Medi-Span has indicated that it intends to continue publishing AWP for the foreseeable future, we believe the pharmaceutical industry will be evaluating and/or developing an alternative pricing reference to replace AWP.

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

Each of the retail pharmacy business and the PBM business currently operates in a highly competitive environment. As a pharmacy retailer, we compete with other drugstore chains, supermarkets, discount retailers, independent pharmacies, membership clubs, Internet companies and retail health clinics, as well as other mail order pharmacies and PBMs. In that regard, many pharmacy benefit plans have implemented plan designs that mandate or provide incentives to fill maintenance medications through mail order pharmacies. To the extent this trend continues, our retail pharmacy business could be adversely affected (although the effect of this would likely be mitigated by an increase in our own mail order business). In addition, some of these competitors may offer services and pricing terms that we may not be willing or able to offer. Competition may also come from other sources in the future. As a result, competition could have an adverse effect on our business, financial position and results of operations.

Competitors in the PBM industry include large national PBM companies, such as Medco Health Solutions, Inc. and Express Scripts, Inc., as well as many local or regional PBMs. In addition, there are several large health insurers and managed care plans (e.g., United Healthcare and CIGNA) and retail pharmacies which have their own PBM capabilities as well as several other national and regional companies that provide some or all of the same services. Some of these competitors may offer services and pricing terms that we may not be willing or able to offer. In addition, competition may also come from other sources in the future. As a result, competition could have an adverse effect on our business, financial position and results of operations.

Reform of the U.S. health care system may adversely affect our financial performance and the services we provide.

Congressional efforts to reform the U.S. health care system finally came to fruition in 2010 with the passage of PPACA, which will bring about the most significant structural changes to the health insurance system in decades. While the bulk of the structural changes enacted by PPACA will not be implemented until 2014, and some of the key changes, such as the individual mandate, are already being challenged at the judicial and legislative levels, it is expected that there will be increased government involvement in health care and regulation of PBM or pharmacy services. This may change the way the Company or its clients do business. Health plan sponsors may react to these changes and the uncertainty surrounding them by reducing or delaying purchases of cost control mechanisms and related services that the Company would provide. The Company cannot predict what effect, if any, the PPACA changes may have on its retail and pharmacy services businesses. Other legislative or market-

driven changes in the health care system that the Company cannot anticipate could also have an adverse effect on our business, financial position and results of operations.

Our inability to comply with a broad and complex regulatory framework could adversely affect our business, financial position and results of operations.

The PBM business and retail drugstore business are subject to numerous federal, state and local laws and regulations. See “Business – Government Regulation.” Changes in these regulations may require extensive system and operating changes that may be difficult to implement. Untimely compliance or noncompliance with applicable laws and regulations could adversely affect the continued

operation of our business, including, but not limited to: imposition of civil or criminal penalties; suspension of payments from government programs; loss of required government certifications or approvals; loss of authorizations to participate in or exclusion from government reimbursement programs, such as the Medicare and Medicaid programs; or loss of licensure. The regulations to which we are subject include, but are not limited to: the laws and regulations described in the Government Regulation section; accounting standards; tax laws and regulations; laws and regulations relating to the protection of the environment and health and safety matters, including those governing exposure to, and the management and disposal of, hazardous materials and wastes; and regulations of the FDA, the FTC, the DEA, and the Consumer Product Safety Commission, as well as state regulatory authorities, governing the sale, advertisement and promotion of products that we sell. We are also subject to the terms of the government agreements described in the Government Regulation section. In that regard, our business, financial position and results of operations could be affected by existing and new government legislative and regulatory action, including, without limitation, any one or more of the following:

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

•

rules and regulations issued pursuant to HIPAA and the HITECH Act; and other federal and state laws affecting the collection, use, disclosure and transmission of health or other personal information, such as federal laws on information privacy precipitated by concerns about information collection through the Internet, state security breach laws and state laws limiting the use and disclosure of prescriber information;

•	administration of Medicare Part D, including legislative changes and/or CMS rulemaking and interpretation;

•	government regulation of the development, administration, review and updating of formularies and drug lists;

•

federal, state and local waste management laws and regulations applicable to our business, including the management of pharmaceutical wastes and photo processing solutions, as well as the storage and transportation of hazardous materials;

•	state laws and regulations establishing or changing prompt payment requirements for payments to retail pharmacies;

•	impact of network access legislation, including “any willing provider” laws, on our ability to manage pharmacy networks;

•	managed care reform and plan design legislation;

•	insurance licensing and other insurance regulatory requirements applicable to offering Medicare Part D programs and services; and

•	direct regulation of pharmacies or PBMs by regulatory and quasi-regulatory bodies.

Risks related to litigation and other legal proceedings.

Pharmacy services and retail pharmacy are highly regulated and litigious industries. Our Company is currently subject to various litigation matters and legal proceedings. Resolution of these matters could have a material adverse effect on our business and results of operations. As such, we refer you to Item 3. “Legal Proceedings” for additional information.

The foregoing is not a comprehensive listing and there can be no assurance that we have correctly identified and appropriately assessed all factors affecting the business. As such, we refer you to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which includes our “Cautionary Statement Concerning Forward-Looking Statements” at the end of such section, on pages 41 through 42 of our Annual Report to Stockholders for the year ended December 31, 2010, which section is incorporated by reference.

Item  1B. Unresolved Staff Comments

There are no unresolved SEC Staff Comments.

Item 2. Properties

We lease most of our stores under long-term leases that vary as to rental amounts, expiration dates, renewal options and other rental provisions. For additional information on the amount of our rental obligations for our leases, we refer you to the Note “Leases” on page 65 in our Annual Report to Stockholders for the year ended December 31, 2010, which section is incorporated by reference herein.

As of December 31, 2010, we owned approximately 5.0% of our 7,182 retail stores. Net selling space for our retail drugstores increased to 69.7 million square feet as of December 31, 2010. More than one half of our store base was opened or significantly remodeled within the last five years.

We own nine distribution centers located in Alabama, California, Hawaii, Rhode Island, South Carolina, Tennessee and Texas and lease ten additional facilities located in Arizona, Florida, Indiana, Michigan, New Jersey, Pennsylvania, Rhode Island, Texas and Virginia. The 19 distribution centers total approximately 10.7 million square feet as of December 31, 2010. In addition, during 2009, we began construction on two new distribution centers, one in Chemung County, New York, and one in Kapolei, Hawaii, each of which is expected to open during 2011.

As of December 31, 2010, we owned one mail service pharmacy located in Texas and leased three additional mail service pharmacies located in Florida, Illinois and Pennsylvania. We leased call centers located in Missouri, Pennsylvania, Tennessee, Texas and Puerto Rico. As of December 31, 2010, we also had 18 specialty mail order pharmacies, one of which we owned, and 44 specialty pharmacy stores, which we leased. The specialty mail order pharmacies and specialty pharmacy stores are located in 25 states, the District of Columbia and Puerto Rico. In addition, we lease a central fill facility in Sacramento, California.

We own our corporate offices located in Woonsocket, Rhode Island, which totals approximately 750,000 square feet. We are currently in the process of expanding our corporate offices in the State of Rhode Island. In addition, we lease large corporate offices in Scottsdale, Arizona, Northbrook, Illinois and Irving, Texas.

In connection with certain business dispositions completed between 1991 and 1997, we continue to guarantee lease obligations for approximately 70 former stores. We are indemnified for these guarantee obligations by the respective purchasers. These guarantees generally remain in effect for the initial lease term and any extension thereof pursuant to a renewal option provided for in the lease prior to the time of the disposition. For additional information, we refer you to the Note “Commitments and Contingencies” on page 74 in our Annual Report to Stockholders for the year ended December 31, 2010, which section is incorporated by reference herein.

Management believes that its owned and leased facilities are suitable and adequate to meet the Company’s anticipated needs. At the end of the existing lease terms, management believes the leases can be renewed or replaced by alternate space.

Following is a breakdown by state, District of Columbia and Puerto Rico of our retail and specialty pharmacy stores as well as our specialty mail order pharmacy locations as of December 31, 2010:

	Retail Stores	Retail Specialty Pharmacy Stores	Specialty Mail Order Pharmacies	Total
Alabama	150	1	—	151
Arizona	132	1	—	133
California	827	5	1	833
Colorado	—	1	—	1
Connecticut	137	—	—	137
Delaware	5	—	—	5
District of Columbia	57	1	—	58
Florida	708	3	1	712
Georgia	307	1	—	308
Hawaii	48	1	—	49
Iowa	10	—	—	10
Illinois	261	1	1	263
Indiana	290	—	—	290
Kansas	31	—	1	32
Kentucky	59	—	—	59
Louisiana	99	—	1	100
Maine	22	—	—	22
Maryland	166	—	2	168
Massachusetts	339	13	1	353
Michigan	243	—	1	244
Minnesota	42	—	1	43
Mississippi	43	—	—	43
Missouri	54	1	—	55
Montana	13	—	—	13
Nebraska	7	—	—	7
Nevada	85	—	—	85
New Hampshire	34	—	—	34
New Jersey	263	—	1	264
New Mexico	9	—	—	9
New York	445	4	—	449
North Carolina	303	1	1	305
North Dakota	6	—	—	6
Ohio	313	—	—	313
Oklahoma	42	—	—	42
Oregon	—	1	—	1
Pennsylvania	384	1	1	386
Puerto Rico	9	—	1	10
Rhode Island	58	2	—	60
South Carolina	192	1	—	193
Tennessee	126	1	1	128
Texas	524	3	2	529
Vermont	3	—	—	3
Virginia	254	—	—	254
Washington	—	1	1	2
West Virginia	50	—	—	50
Wisconsin	32	—	—	32

	7,182	44	18	7,244

Item 3. Legal Proceedings

I.    Legal Proceedings

1.	Caremark (the term “Caremark” being used herein to generally refer to any one or more pharmacy benefit management subsidiaries of the Company, as applicable) is a defendant in a qui tam lawsuit initially filed by a relator on behalf of various state and federal government agencies in Texas federal court in 1999. The case was unsealed in May 2005. The case seeks monetary damages and alleges that Caremark’s processing of Medicaid and certain other government claims on behalf of its clients (which allegedly resulted in underpayments from our clients to the applicable government agencies) on one of Caremark’s adjudication platforms violates applicable federal or state false claims acts and fraud statutes. The United States and the States of Texas, Tennessee, Florida, Arkansas, Louisiana and California intervened in the lawsuit, but Tennessee and Florida withdrew from the lawsuit in August 2006 and May 2007, respectively. The parties previously filed cross motions for partial summary judgment, and in August 2008, the court granted several of Caremark’s motions and denied the motions filed by the plaintiffs. The court’s rulings are favorable to Caremark and substantially limit the ability of the plaintiffs to assert false claims act allegations or statutory or common law theories of recovery based on Caremark’s processing of Medicaid and other government reimbursement requests. The court’s rulings are on appeal before the United States Court of Appeals for the Fifth Circuit. In April 2009, the State of Texas filed a purported civil enforcement action against Caremark for injunctive relief, damages and civil penalties in Travis County, Texas alleging that Caremark violated the Texas Medicaid Fraud Prevention Act and other state laws based on our processing of Texas Medicaid claims on behalf of PBM clients. The claims and issues raised in this lawsuit are related to the claims and issues pending in the federal qui tam lawsuit described above.

2.	In December 2007, the Company received a document subpoena from the OIG, requesting information relating to the processing of Medicaid and other government agency claims on a different adjudication platform of Caremark. In October 2009 and October 2010, the Company received civil investigative demands from the Office of the Attorney General of the State of Texas requesting, respectively, information produced under this OIG subpoena and other information related to the processing of Medicaid claims. These civil investigative demands state that the Office of the Attorney General of the State of Texas is investigating allegations currently pending under seal relating to two of Caremark’s adjudication platforms. The Company has been producing documents on a rolling basis in response to the requests for information contained in the OIG subpoena and in these civil investigative demands. The Company cannot predict with certainty the timing or outcome of any review of such information.

3.	Caremark was named in a putative class action lawsuit filed in October 2003 in Alabama state court by John Lauriello, purportedly on behalf of participants in the 1999 settlement of various securities class action and derivative lawsuits against Caremark and others. Other defendants include insurance companies that provided coverage to Caremark with respect to the settled lawsuits. The Lauriello lawsuit seeks approximately $3.2 billion in compensatory damages plus other non-specified damages based on allegations that the amount of insurance coverage available for the settled lawsuits was misrepresented and suppressed. A similar lawsuit was filed in November 2003 by Frank McArthur, also in Alabama state court, naming as defendants Caremark, several insurance companies, attorneys and law firms involved in the 1999 settlement. This lawsuit was stayed as a later-filed class action, but McArthur was subsequently allowed to intervene in the Lauriello action. The attorneys and law firms named as defendants in McArthur’s intervention pleadings have been dismissed from the case, and discovery on class certification and adequacy issues is underway.

4.

Various lawsuits have been filed alleging that Caremark has violated applicable antitrust laws in establishing and maintaining retail pharmacy networks for client health plans. In August 2003, Bellevue Drug Co., Robert Schreiber, Inc. d/b/a Burns Pharmacy and Rehn-Huerbinger Drug Co. d/b/a Parkway Drugs #4, together with Pharmacy Freedom Fund and the National Community Pharmacists Association filed a putative class action against Caremark in Pennsylvania federal court, seeking treble damages and injunctive relief. This case was initially sent to arbitration based on the contract terms between the pharmacies and Caremark. In October 2003, two independent pharmacies, North Jackson Pharmacy, Inc.

and C&C, Inc. d/b/a Big C Discount Drugs, Inc., filed a putative class action complaint in Alabama federal court against Caremark and two PBM competitors, seeking treble damages and injunctive relief. The North Jackson Pharmacy case against two of the Caremark entities named as defendants was transferred to Illinois federal court, and the case against a separate Caremark entity was sent to arbitration based on contract terms between the pharmacies and Caremark. The Bellevue arbitration was then stayed by the parties pending developments in the North Jackson Pharmacy court case.

In August 2006, the Bellevue case and the North Jackson Pharmacy case were both transferred to Pennsylvania federal court by the Judicial Panel on Multidistrict Litigation for coordinated and consolidated proceedings with other cases before the panel, including cases against other PBMs. Caremark appealed the decision which vacated the order compelling arbitration and staying the proceedings in the Bellevue case and, following the appeal, the Court of Appeals reinstated the order compelling arbitration of the Bellevue case. Motions for class certification in the coordinated cases within the multidistrict litigation, including the North Jackson Pharmacy case, remain pending. The consolidated action is now known as the In Re Pharmacy Benefit Managers Antitrust Litigation.

5.	Beginning in November 2008, the Company received and responded to several subpoenas from the DEA, Los Angeles Field Division, requesting sales data and other information regarding the Company’s distribution of products containing pseudoephedrine (“PSE”) at certain retail pharmacies and from one California distribution center. In September 2009, the United States Attorney’s Office for the Central District of California (“USAO”) and the DEA commenced discussions with the Company regarding whether, in late 2007 and 2008, the Company distributed PSE in violation of the Controlled Substances Act. In addition, the DEA issued an order to show cause against certain retail pharmacies and the Company’s La Habra, California distribution center which could have resulted in administrative action against the Company’s DEA registrations for these facilities. On October 13, 2010, the Company entered into a comprehensive resolution of this matter, resulting in the payment of $75 million in civil penalties for violations of the Controlled Substances Act and $2.6 million in criminal forfeiture relating to the sales of products containing PSE. The resolution included the entry of a non-prosecution agreement and civil settlement agreement with the USAO, the U.S. Attorney’s Office for the District of Nevada and the DOJ, as well as a memorandum of agreement with the DEA that dismisses the above-referenced orders to show cause and contains certain ongoing compliance requirements for the Company.

6.	In August 2009, the Company was notified by the FTC that it is conducting a non-public investigation under the FTCA into certain of the Company’s business practices. In March 2010, the Company learned that various State Attorneys General offices and certain other government agencies are conducting a multi-state investigation of the Company regarding issues similar to those being investigated by the FTC. At this time, 24 states, the District of Columbia, and the County of Los Angeles, are known to be participating in this multi-state investigation. The Company has been cooperating in these investigations, and continues to provide documents and other information as requested. The Company is not able to predict with certainty the timing or outcome of these investigations. However, it remains confident that its business practices and service offerings (which are designed to reduce health care costs and expand consumer choice) are being conducted in compliance with the antitrust laws.

7.	In March 2009, the Company received a subpoena from the OIG requesting information concerning the Medicare Part D prescription drug plans of RxAmerica, the PBM subsidiary of Longs Drug Stores Corporation which was acquired by the Company in October 2008. The Company continues to respond to the request for information and has been producing responsive documents on a rolling basis. The Company cannot predict with certainty the timing or outcome of any review by the government of such information.

8.

Since March 2009, the Company has been named in a series of putative collective and class action lawsuits filed in federal courts around the country, purportedly on behalf of current and former assistant store managers working in the Company’s stores at various locations outside California. The lawsuits allege that the Company failed to pay overtime to assistant store managers as required under the Fair Labor Standards Act (“FLSA”) and under certain state statutes. The lawsuits also seek other relief, including liquidated damages, punitive damages, attorneys’ fees, costs and injunctive relief arising out of the state and federal claims for overtime pay. Notice has been issued to over 13,000 current and former assistant store managers offering them the opportunity to “opt in” to certain of the FLSA collective actions and over 1,900 have elected to participate in these lawsuits. At this time, the Company is not able to predict the outcome of these cases, or the possible monetary exposure associated with the lawsuits. The Company’s position, however, that the lawsuits are without merit and that the cases should not be certified as class or collective actions. The Company is vigorously defending these claims.

9.	In January 2010, the Company received a subpoena from the OIG in connection with an investigation of possible false or otherwise improper claims for payment under the Medicare and Medicaid programs. The subpoena requests retail pharmacy claims data for “dual eligible” customers (i.e., customers with both Medicaid and private insurance coverage), information concerning the Company’s retail pharmacy claims processing systems, copies of pharmacy payor contracts and other documents and records. The Company has provided documents and other information in response to the subpoena and continues to engage in discussions with the government about the subject matter of the subpoena. The Company cannot predict with certainty the timing or outcome of any review by the government of such information.

10.	In March 2010, the Company received a subpoena from the OIG requesting information about programs under which the Company has offered customers remuneration conditioned upon the transfer of prescriptions for drugs or medications to our pharmacies in the form of gift cards, cash, non-prescription merchandise or discounts or coupons for non-prescription merchandise, The subpoena relates to an investigation of possible false or otherwise improper claims for payment under the Medicare and Medicaid programs. The Company continues to respond to this request for information and has been producing responsive documents on a rolling basis. We cannot predict with certainty the timing or outcome of any reviews by the government of such information.

11.	In November 2009, a securities class action lawsuit was filed in the United States District Court for the District of Rhode Island purportedly on behalf of purchasers of CVS Caremark Corporation stock between May 5, 2009 and November 4, 2009. The lawsuit names the Company and certain officers as defendants and includes allegations of securities fraud relating to public disclosures made by the Company concerning the PBM business and allegations of insider trading. In addition, a shareholder derivative lawsuit was filed in December 2009, in the same court against the directors and certain officers of the Company. A derivative lawsuit is a lawsuit filed by a shareholder purporting to assert claims on behalf of a corporation against directors and officers of the corporation. This lawsuit includes allegations of, among other things, securities fraud, insider trading and breach of fiduciary duties and further alleges that the Company was damaged by the purchase of stock at allegedly inflated prices under its share repurchase program. In January 2011, both lawsuits were transferred to the United States District Court for the District of New Hampshire. The Company believes these lawsuits are without merit and the Company plans to defend them vigorously.

12.	The Company is also a party to other legal proceedings and inquiries arising in the normal course of its business, none of which is expected to be material to the Company. The Company can give no assurance, however, that our business, financial condition and results of operations will not be materially adversely affected, or that we will not be required to materially change our business practices, based on: (i) future enactment of new health care or other laws or regulations; (ii) the interpretation or application of existing laws or regulations, as they may relate to our business or the pharmacy services or retail industry; (iii) pending or future federal or state governmental investigations of our business or the pharmacy services or retail industry; (iv) institution of government enforcement actions against us; (v) adverse developments in any pending qui tam lawsuit against us, whether sealed or unsealed, or in any future qui tam lawsuit that may be filed against us; or (vi) adverse developments in other pending or future legal proceedings against us or affecting the pharmacy services or retail industry.

II.    Environmental Matters

1.	Item 103 of SEC Regulation S-K requires disclosure of certain environmental legal proceedings if management reasonably believes that the proceedings involve potential monetary sanctions of $100,000 or more. On October 22, 2010, the Company entered into a Consent Order with the State of Connecticut to address alleged noncompliance with state wastewater discharge regulations and related notices of violation issued with respect to certain of its stores in Connecticut. As part of the negotiated Order, the Company has agreed to make certain operational changes with respect to its wastewater discharges from stores within the state. In addition, the Company funded a supplemental environmental project in the amount of $45,000 and paid a $223,900 civil penalty to resolve the allegations in the Order. Negotiations remain ongoing with the State of Connecticut regarding additional environmental compliance matters unrelated to wastewater discharge. The Company cannot predict the ultimate outcome of these negotiations; however, management does not believe that the outcome will have a material adverse effect on the Company.

2.	The Company has also received notices of violation and information requests from governmental authorities in California, and is currently working with several local governments regarding statewide compliance with environmental regulations governing the management of hazardous waste. The resolution of these issues may require payment of civil penalties, and operational changes within stores in California. The ultimate outcome of these matters cannot be determined at this time.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three months ended December 31, 2010.

Executive Officers of the Registrant

Executive Officers of the Registrant

The following sets forth the name, age and biographical information for each of our executive officers as of February 18, 2011. In each case the officer’s term of office extends to the date of the board of directors meeting following the next annual meeting of stockholders of the Company. Previous positions and responsibilities held by each of the executive officers over the past five years are indicated below:

Lisa G. Bisaccia, age 54, Senior Vice President and Chief Human Resources Officer of CVS Caremark Corporation since January 2010; Vice President, Human Resources of CVS Pharmacy, Inc. from September 2004 through December 2009.

Troyen A. Brennan, M.D., age 56, Executive Vice President and Chief Medical Officer of CVS Caremark Corporation since November 2008; Executive Vice President and Chief Medical Officer of Aetna, Inc. from February 2006 through November 2008; President and Chief Executive Officer of Brigham and Women’s Physician Hospital Organization from 1997 through February 2006; also President and Chief Executive Officer of Brigham and Women’s Physicians Organization from 2000 through February 2006.

Laird K. Daniels, age 42, Senior Vice President and Controller/Chief Accounting Officer of CVS Caremark Corporation since January 2010; Vice President of Finance and Retail Controller of CVS Pharmacy, Inc. from May 2009 through December 2009; Vice President of Finance-Corporate Budgeting and Analysis of CVS Pharmacy, Inc. from November 2006 until April 2009; Assistant Controller, Budgeting, Forecasting and Reporting of CVS Pharmacy, Inc. from June 2003 through October 2006.

David M. Denton, age 45, Executive Vice President and Chief Financial Officer of CVS Caremark Corporation and CVS Pharmacy, Inc. since January 2010; Senior Vice President and Controller/Chief Accounting Officer of CVS Caremark Corporation from March 2008 until December 2009; Senior Vice President, Financial Administration of CVS Caremark Corporation and CVS Pharmacy, Inc. from April 2007 to March 2008; Senior Vice President, Finance and Controller of PharmaCare Management Services, Inc. from October 2005 through April 2007.

Sara J. Finley, age 50, Senior Vice President and General Counsel of CVS Caremark since June 2009; Executive Vice President and General Counsel of Caremark from March 2009 through June 2009; Senior Vice President and General Counsel of Caremark from March 2007 through March 2009; Senior Vice President, Assistant General Counsel and Corporate Secretary of Caremark from August 1998 through March 2007.

Helena B. Foulkes, age 46, Executive Vice President and Chief Marketing Officer of CVS Caremark Corporation since January 2009; Senior Vice President of Health Services of CVS Caremark Corporation from May 2008 through January 2009, and of CVS Pharmacy, Inc. from October 2007 through January 2009; Senior Vice President, Marketing and Operations Services of CVS Pharmacy, Inc. from January 2007 through October 2007, and Senior Vice President, Advertising and Marketing of CVS Pharmacy, Inc. from April 2002 to January 2007.

Per G.H. Lofberg, age 63, Executive Vice President of CVS Caremark Corporation and President of Caremark Pharmacy Services since January 2010; President and Chief Executive Officer of Generation Health, Inc., a pharmacogenomics company, from November 2008 through December 2009; President and Chief Executive Officer of Merck Capital Ventures, LLC, a venture capital investment company focused on the pharmaceutical industry, from January 2001 through July 2008.

Stuart M. McGuigan, age 52, Senior Vice President and Chief Information Officer of CVS Caremark Corporation since January 2009 and Senior Vice President and Chief Information Officer of CVS Pharmacy, Inc.

since December 2008; Senior Vice President and Chief Information Officer of Liberty Mutual Group from September 2004 to November 2008; also a director of NetScout Systems, Inc., a leading provider of integrated network and application performance management solutions.

Larry J. Merlo, age 55, President and Chief Operating Officer of CVS Caremark Corporation since May 2010 and President of CVS/pharmacy since January 2007; Executive Vice President of CVS Caremark Corporation from January 2007 through May 2010; Executive Vice President-Stores of CVS Corporation from April 2000 to January 2007; and Executive Vice President–Stores of CVS Pharmacy, Inc. from March 1998 to January 2007; also a director of CVS Caremark Corporation since May 2010. Mr. Merlo will become President and Chief Executive Officer of CVS Caremark Corporation on March 1, 2011.

Jonathan C. Roberts, age 55, Executive Vice President of CVS Caremark Corporation and Chief Operating Officer of Caremark Pharmacy Services since October 2010; Executive Vice President, Rx Purchasing, Pricing and Network Relations of CVS Caremark Corporation from January 2009 through October 2010; Senior Vice President and Chief Information Officer of CVS Caremark Corporation from May 2008 until January 2009, and of CVS Pharmacy, Inc. from January 2006 until January 2009; Senior Vice President—Store Operations of CVS Pharmacy, Inc. from August 2002 until December 2005.

Thomas M. Ryan, age 58, Chairman of the Board of CVS Caremark Corporation since November 2007 and Chief Executive Officer of CVS Caremark Corporation since May 1998; President of CVS Caremark Corporation from May 1998 through May 2010 and Chairman of CVS Corporation from April 1999 until March 2007; also a director of Yum! Brands, Inc., a quick service restaurant company. Mr. Ryan will retire as Chief Executive Officer on March 1, 2011 and will serve as non-executive Chairman of the Board until the Company’s Annual Meeting of Stockholders in May 2011, at which time he will retire from the Board.

Douglas A. Sgarro, age 51, Executive Vice President and Chief Legal Officer of CVS Caremark Corporation and CVS Pharmacy, Inc. since March 2004; President of CVS Realty Co., a real estate development company and a division of CVS Pharmacy, Inc., from October 1999 though August 2009.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange under the symbol “CVS.” The table below sets forth the high and low sale prices of our common stock on the New York Stock Exchange Composite Tape and the quarterly cash dividends declared per share of common stock during the periods indicated.

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2010	High	$37.32	$37.82	$32.09	$35.46	$37.82
	Low	$30.36	$29.22	$26.84	$29.45	$26.84
	Cash dividends per common share	$0.08750	$0.08750	$0.08750	$0.08750	$0.35000
2009	High	$30.47	$34.22	$37.75	$38.27	$38.27
	Low	$23.74	$27.08	$30.58	$27.38	$23.74
	Cash dividends per common share	$0.07625	$0.07625	$0.07625	$0.07625	$0.30500

CVS Caremark has paid cash dividends every quarter since becoming a public company. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company’s Board of Directors. As of February 11, 2011, there were 22,111 registered shareholders according to the records maintained by our transfer agent.

During the first three quarters of 2010, we repurchased 42.4 million shares of common stock for approximately $1.5 billion completing the repurchase program authorized during 2009. On June 14, 2010, our Board of Directors authorized a new share repurchase program for up to $2.0 billion of our outstanding common stock (the “2010 Repurchase Program”). The share repurchase authorization, which was effective immediately and expires at the end of 2011, permits us to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase transactions, and/or other derivative transactions. The share repurchase program may be modified, extended or terminated by the Board of Directors at any time. The Company did not make any share repurchases under the 2010 Repurchase Program through December 31, 2010.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2010 through October 31, 2010	—	$—	—	$2,000,000
November 1, 2010 through November 30, 2010	—	$—	—	$2,000,000
December 1, 2010 through December 31, 2010	—	$—	—	$2,000,000

Item 6. Selected Financial Data

The selected consolidated financial data of CVS Caremark Corporation as of and for the periods indicated in the five-year period ended December 31, 2010 have been derived from the consolidated financial statements of CVS Caremark Corporation. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and the audit reports of Ernst & Young LLP, which are incorporated elsewhere herein.

In millions, except per share amounts	2010(2)	2009(2)	2008(2)	2007(2) (3)	2006(2)
Statement of operations data:
Net revenues	$96,413	$98,729	$87,472	$76,330	$43,821
Gross profit	20,257	20,380	18,290	16,108	11,742
Operating expenses(4)	14,092	13,942	12,244	11,314	9,300

Operating profit(5)	6,165	6,438	6,046	4,794	2,442
Interest expense, net	536	525	509	435	216
Income tax provision(6)	2,190	2,205	2,193	1,722	857

Income from continuing operations	3,439	3,708	3,344	2,637	1,369
Loss from discontinued operations, net of income tax benefit(7)	(15)	(12)	(132)	—	—

Net income	3,424	3,696	3,212	2,637	1,369
Net loss attributable to noncontrolling interest(1)	3	—	—	—	—
Preference dividends, net of income tax benefit	—	—	(14)	(14)	(14)

Net income attributable to CVS Caremark	$3,427	$3,696	$3,198	$2,623	$1,355

Per common share data:
Basic earnings per common share:
Income from continuing operations attributable to CVS Caremark	$2.52	$2.59	$2.32	$1.97	$1.65
Loss from discontinued operations attributable to CVS Caremark	(0.01)	(0.01)	(0.09)	—	—

Net income attributable to CVS Caremark	$2.51	$2.58	$2.23	$1.97	$1.65

Diluted earnings per common share:
Income from continuing operations attributable to CVS Caremark	$2.50	$2.56	$2.27	$1.92	$1.60
Loss from discontinued operations attributable to CVS Caremark	(0.01)	(0.01)	(0.09)	—	—

Net income attributable to CVS Caremark	$2.49	$2.55	$2.18	$1.92	$1.60

Cash dividends per common share	$0.35000	$0.30500	$0.25800	$0.22875	$0.15500
Balance sheet and other data:
Total assets	$62,169	$61,641	$60,960	$54,722	$20,574
Long-term debt	$8,652	$8,756	$8,057	$8,350	$2,870
Total shareholders’ equity	$37,700	$35,768	$34,574	$31,322	$9,918
Number of stores (end of year)	7,226	7,074	6,981	6,301	6,205

(1)	Represents the minority shareholders’ portion of the net loss from our majority owned subsidiary Generation Health, Inc. acquired in the fourth quarter of 2009.

(2)	On December 23, 2008, our Board of Directors approved a change in our fiscal year-end from the Saturday nearest December 31 of each year to December 31 of each year to better reflect our position in the health care, rather than the retail, industry. The fiscal year change was effective beginning with the fourth quarter of fiscal 2008. As you review our operating performance, please consider that fiscal 2010 and 2009 include 365 days; fiscal 2008 includes 368 days, and fiscal 2007 and 2006 include 364 days.

(3)	Effective March 22, 2007, Caremark Rx, Inc. was merged into a newly formed subsidiary of CVS Corporation, with Caremark Rx, L.L.C., continuing as the surviving entity (the “Caremark Merger”). Following the Caremark Merger, the name of the Company was changed to “CVS Caremark Corporation.” By virtue of the Caremark Merger, each issued and outstanding share of Caremark common stock, par value $0.001 per share, was converted into the right to receive 1.67 shares of CVS Caremark’s common stock, par value $0.01 per share. Cash was paid in lieu of fractional shares.

(4)	In 2006, the Company adopted the SEC Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements.” The adoption of this SAB resulted in a $40 million pre-tax ($25 million after-tax) decrease in operating expenses for 2006.

(5)	Operating profit includes the pre-tax effect of the charge discussed in Note (4) above.

(6)	Income tax provision includes the effect of the following: (i) in 2010, the recognition of $47 million of previously unrecognized tax benefits, including interest, relating to the expiration of various statutes of limitation and settlements with tax authorities, (ii) in 2009, the recognition of $167 million of previously unrecognized tax benefits, including interest, relating to the expiration of various statutes of limitation and settlements with tax authorities, and (iii) in 2006, a $11 million reversal of previously recorded tax reserves through the tax provision principally based on resolving certain state tax matters.

(7)	In connection with certain business dispositions completed between 1991 and 1997, the Company continues to guarantee store lease obligations for a number of former subsidiaries, including Linens ‘n Things. On May 2, 2008, Linens Holding Co. and certain affiliates, which operate Linens ‘n Things, filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The loss from discontinued operations includes lease-related costs of $15 million ($24 million, net of a $9 million income tax benefit), $12 million ($19 million, net of an $7 million income tax benefit), and $132 million ($214 million, net of an $82 million income tax benefit) in 2010, 2009 and 2008 respectively, which the Company believes is likely to be required to satisfy its obligations associated with its Linens ‘n Things lease guarantees.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We refer you to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which includes our “Cautionary Statement Concerning Forward-Looking Statements” at the end of such section, on pages 44 through 45 of our Annual Report to Stockholders for the year ended December 31, 2010, which section is incorporated by reference herein.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2010, the Company had no derivative financial instruments or derivative commodity instruments in place and believes that its exposure to market risk associated with other financial instruments, principally interest rate risk inherent in its debt portfolio, is not material.

Item 8. Financial Statements and Supplementary Data

We refer you to the “Consolidated Statements of Income,” “Consolidated Balance Sheets,” “Consolidated Statements of Shareholders’ Equity,” “Consolidated Statements of Cash Flows,” and “Notes to Consolidated Financial Statements,” on pages 53 through 80, and “Report of Independent Registered Public Accounting Firm” on page 83 of our Annual Report to Stockholders for the fiscal year ended December 31, 2010, which sections are incorporated by reference herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of December 31, 2010, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Internal control over financial reporting: We refer you to “Management’s Report on Internal Control Over Financial Reporting” on page 46 and “Report of Independent Registered Public Accounting Firm” on page 47 of our Annual Report to Stockholders for the fiscal year ended December 31, 2010, which are incorporated by reference herein, for Management’s report on the Registrant’s internal control over financial reporting and the Independent Registered Public Accounting Firm’s report with respect to the effectiveness of internal control over financial reporting.

Changes in internal control over financial reporting: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that occurred during the fourth quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

No events have occurred during the fourth quarter that would require disclosure under this item.

PART III

Item 10. Directors and Executive Officers of the Registrant

We refer you to our Proxy Statement for the 2011 Annual Meeting of Stockholders under the captions “Committees of the Board,” “Code of Conduct,” “Director Nominations,” “Audit Committee Report,” “Biographies of our Board Nominees,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which sections are incorporated by reference herein. Biographical information on our executive officers is contained in Part I of this Annual Report on Form 10-K.

Item  11. Executive Compensation

We refer you to our Proxy Statement for the 2011 Annual Meeting of Stockholders under the captions “Executive Compensation and Related Matters,” including “Compensation Discussion & Analysis” and “Management Planning and Development Committee Report,” which sections are incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We refer you to our Proxy Statement for the 2011 Annual Meeting of Stockholders under the captions “Share Ownership of Directors and Certain Executive Officers,” and “Share Ownership of Principal Stockholders” which sections are incorporated by reference herein, for information concerning security ownership of certain beneficial owners and management and related stockholder matters.

The following table summarizes information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2010.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (1)
Equity compensation plans approved by stockholders (2)	66,017	$31.39	71,899
Equity compensation plans not approved by stockholders	—	—	—
Total	66,017	$31.39	71,899

(1)	Shares in thousands.

(2)	The number of shares available for delivery under the 2010 Incentive Compensation Plan (the “2010 ICP”) is subject to adjustment in the event shares subject to awards under either the 2010 ICP or a predecessor plan are cancelled or forfeited; in such event the shares shall again be available for grants or awards.

Item 13. Certain Relationships and Related Transactions and Director Independence

We refer you to our Proxy Statement for the 2011 Annual Meeting of Stockholders under the caption “Independence Determinations for Directors” and “Certain Transactions with Directors and Officers,” which sections are incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

We refer you to our Proxy Statement for the 2011 Annual Meeting of Stockholders under the caption “Item 2: Ratification of Appointment of Independent Registered Public Accounting Firm,” which section is incorporated by reference herein.

PART IV

Item 15. Exhibits, Financial Statement Schedules

A. Documents filed as part of this report:

1.	Financial Statements:

The following financial statements are incorporated by reference from pages 20 through 80 and page 83 of our Annual Report to Stockholders for the fiscal year ended December 31, 2010, as provided in Item 8 hereof:

2.	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable, not required under the instructions, or the information is included in the consolidated financial statements or related notes.

B. Exhibits

Exhibits marked with an asterisk (*) are hereby incorporated by reference to exhibits or appendices previously filed by the Registrant as indicated in brackets following the description of the exhibit.

Exhibit	Description
1.1*	Underwriting Agreement dated September 5, 2008 by and among the Registrant and Lehman Brothers Inc., Banc of America Securities LLC, Deutsche Bank Securities Inc., Morgan Stanley & Co. Incorporated and Wachovia Capital Markets, LLC, as Representatives of the Underwriters [incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K dated September 5, 2008 (Commission File No. 001-01011)].

1.2*	Underwriting Agreement dated March 10, 2009 by and among the Registrant and Barclays Capital Inc., Banc of America Securities LLC, Deutsche Bank Securities Inc., Morgan Stanley & Co. Incorporated and Wachovia Capital Markets, LLC, as Representatives of the Underwriters [incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K dated March 13, 2009 (Commission File No. 001-01011)].

1.3*	Underwriting Agreement dated September 8, 2009 by and among the Registrant and Barclays Capital Inc., Banc of America Securities LLC, BNY Mellon Capital Markets, LLC, JP Morgan Securities Inc. and Wells Fargo Securities, LLC, as Representatives of the Underwriters [incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K dated September 11, 2009 (Commission File No. 001-01011)].

2.1*	Agreement and Plan of Merger dated as of November 1, 2006 among, the Registrant, Caremark Rx, Inc. and Twain MergerSub Corp. [incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement No. 333-139470 on Form S-4 filed December 19, 2006].

2.2*	Amendment No. 1 dated as of January 16, 2007 to the Agreement and Plan of Merger dated as of November 1, 2006 among the Registrant, Caremark Rx, Inc. and Twain Merger Sub Corp. [incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement No. 333-139470 on Form S-4/A filed January 16, 2007].

Exhibit	Description
2.3*	Waiver Agreement dated as of January 16, 2007 between the Registrant and Caremark Rx, Inc. with respect to the Agreement and Plan Merger dated as of November 1, 2006 by and between Registrant and Caremark Rx, Inc [incorporated by reference to Exhibit 2.3 to the Registrant’s Registration Statement No. 333-139470 on Form S-4/A filed January 16, 2007].

2.4*	Amendment to Waiver Agreement, dated as of February 12, 2007, between Registrant and Caremark Rx, Inc. [incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated February 13, 2007 (Commission File No. 001-01011)].

2.5*	Amendment to Waiver Agreement, dated as of March 8, 2007, between Registrant and Caremark Rx, Inc. [incorporated by reference to Exhibit 99.2 to the Registrants’ Current Report on Form 8-K dated March 8, 2007 (Commission File No. 001-01011)].

2.6*	Agreement and Plan of Merger dated as of August 12, 2008 among, the Registrant, Longs Drug Stores Corporation and Blue MergerSub Corp. [incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated August 13, 2008 (Commission File No. 001-01011)].

3.1*	Amended and Restated Certificate of Incorporation of the Registrant [incorporated by reference to Exhibit 3.1 of CVS Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (Commission File No. 001-01011)].

3.1A*	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective May 13, 1998 [incorporated by reference to Exhibit 4.1A to Registrant’s Registration Statement No. 333-52055 on Form S-3/A dated May 18, 1998].

3.1B*	Certificate of Amendment to the Amended and Restated Certificate of Incorporation [incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated March 22, 2007 (Commission File No. 001-01011)].

3.1C*	Certificate of Merger dated May 9, 2007 [incorporated by reference to Exhibit 3.1C to Registrant’s Quarterly Report on Form 10-Q dated November 1, 2007 (Commission File No. 001-01011)].

3.1D*	Certificate of Amendment to the Amended and Restated Certificate of Incorporation [incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated May 13, 2010 (Commission File No. 001-01011)].

3.2*	By-laws of the Registrant, as amended and restated [incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated December 29, 2010 (Commission File No. 001-01011)].

4	Pursuant to Regulation S-K, Item 601(b)(4)(iii)(A), no instrument which defines the rights of holders of long-term debt of the Registrant and its subsidiaries is filed with this report. The Registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

4.1*	Specimen common stock certificate [incorporated by reference to Exhibit 4.1 to the Registration Statement of the Registrant on Form 8-B dated November 4, 1996 (Commission File No. 001-01011)].

4.2*	Specimen First Supplemental Indenture between Registrant and The Bank of New York Trust Company, N. A., a national banking association [incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 22, 2007 (Commission File No. 001-01011)].

4.3*	Specimen ECAPSSM [incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated May 22, 2007 (Commission File No. 001-01011)].

Exhibit	Description
10.1*	Stock Purchase Agreement dated as of October 14, 1995 between The TJX Companies, Inc. and Melville Corporation, as amended November 17, 1995 [incorporated by reference to Exhibits 2.1 and 2.2 to Melville’s Current Report on Form 8-K dated December 4, 1995 (Commission File No. 001-01011)].

10.2*	Stock Purchase Agreement dated as of March 25, 1996 between Melville Corporation and Consolidated Stores Corporation, as amended May 3, 1996 [incorporated by reference to Exhibits 2.1 and 2.2 to Melville’s Current Report on Form 8-K dated May 5, 1996 (Commission File No. 001-01011)].

10.3*	Distribution Agreement dated as of September 24, 1996 among Melville Corporation, Footstar, Inc. and Footstar Center, Inc. [incorporated by reference to Exhibit 99.1 to Melville’s Current Report on Form 8-K dated October 28, 1996 (Commission File No. 001-01011)].

10.4*	Tax Disaffiliation Agreement dated as of September 24, 1996 among Melville Corporation, Footstar, Inc. and certain subsidiaries named therein [incorporated by reference to Exhibit 99.2 to Melville’s Current Report on Form 8-K dated October 28, 1996 (Commission File No. 001-01011)].

10.5*	Stockholder Agreement dated as of December 2, 1996 between the Registrant, Nashua Hollis CVS, Inc. and Linens ‘n Things, Inc. [incorporated by reference to Exhibit 10(i)(6) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 001-01011)].

10.6*	Tax Disaffiliation Agreement dated as of December 2, 1996 between the Registrant and Linens ‘n Things, Inc. and certain of their respective affiliates [incorporated by reference to Exhibit 10(i)(7) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 001-01011)].

10.7*	Supplemental Retirement Plan for Select Senior Management of CVS Caremark Corporation I as amended and restated in December 2008 [incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (Commission File No. 001-01011)].

10.8*	CVS Corporation 1996 Directors Stock Plan, as amended and restated November 5, 2002 [incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (Commission File No. 001-01011)].

10.9*	CVS Caremark Deferred Stock Compensation Plan, as amended and restated [incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (Commission File No. 001-01011)].

10.10*	1997 Incentive Compensation Plan as amended through December 2008 [incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (Commission File No. 001-01011)].

10.11*	2007 Incentive Plan, as amended and restated through December 2008 [incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (Commission File No. 001-01011)].

10.12*	Caremark Rx, Inc. 2004 Incentive Stock Plan [incorporated by reference to Exhibit 99.2 of the Registrant’s Registration Statement No. 333-141481 on Form S-8 filed March 22, 2007].

10.13*	Caremark Rx, Inc. Deferred Compensation Plan, effective April 1, 2005, as amended and restated through December 2008 [incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (Commission File No. 001-01011)].

Exhibit	Description
10.14*	CVS Caremark Deferred Compensation Plan as amended and restated through December 2008 [incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (Commission File No. 001-01011)].

10.15*	CVS Partnership Equity Program [incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 27, 1998 (Commission File No. 001-01011)].

10.16*	2007 Employee Stock Purchase Plan [incorporated by reference to Exhibit D of the Registrant’s Definitive Proxy Statement filed April 4, 2007 (Commission File No. 001-01011)].

10.17*	Retention Agreement dated as of August 5, 2005 between the Registrant and the Registrant’s Chief Executive Officer [incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2005 (Commission File No. 001-01011)].

10.18*	Form of Restricted Stock Unit Agreement between the Registrant and the Registrant’s Chief Executive Officer [incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2005 (Commission File No. 001-01011)].

10.19*	Five Year Credit Agreement dated as of May 12, 2006 by and among the Registrant, the lenders party thereto, Bank of America, N.A., Lehman Brothers Inc. and Wachovia Bank, N.A., as Co-Syndication Agents, Keybank N.A., as Documentation Agent, and The Bank of New York, as Administrative Agent [incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated June 2, 2006 (Commission File No. 001-01011)].

10.20*	Amended and Restated Employment Agreement dated as of December 22, 2008 between the Registrant and the Registrant’s Chairman of the Board and Chief Executive Officer [incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (Commission File No. 001-01011)].

10.21*	Amended and Restated Employment Agreement dated as of December 22, 2008 between the Registrant and the Registrant’s President and Chief Operating Officer [incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (Commission File No. 001-01011)].

10.22*	Amended and Restated Employment Agreement dated as of December 22, 2008 between the Registrant and the Registrant’s Executive Vice President and Chief Legal Officer [incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (Commission File No. 001-01011)].

10.23*	Five Year Credit Agreement dated as of March 12, 2007 by and among the Registrant, the lenders party thereto, Lehman Commercial Paper Inc., and Wachovia Bank, N.A., as Co-Syndication Agents, Morgan Stanley Senior Funding, Inc. as Documentation Agent, and the Bank of New York, as Administrative Agent [incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 22, 2007 (Commission File No. 001-01011)].

10.24*	Bridge Credit Agreement dated as of March 15, 2007 by and among the Registrant, the lenders party thereto, Lehman Commercial Paper Inc., as Administration Agent, Morgan Stanley Senior Funding, Inc., as Syndication Agent, The Bank of New York, Bank of America, N.A. and Wachovia Bank, N.A., as Co-Documentation Agents [incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated March 22, 2007 (Commission File No. 001-01011)].

10.25*	Global Amendment dated as of March 15, 2007, to (i) Five Year Credit Agreement dated as of June 11, 2004, (ii) Five Year Credit Agreement dated as of June 2, 2005, (iii) Five Year Credit Agreement dated as of May 12, 2006, (iv) Five Year Credit Agreement, dated as of March 12, 2007, and (v) 364 Day Credit Agreement, dated as of March 12, 2007 [incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated March 22, 2007 (Commission File No. 001-01011)].

Exhibit	Description
10.26*	Credit Agreement dated September 12, 2008 by and among the Registrant, the Lenders party thereto, Lehman Commercial Paper Inc., as Administrative Agent, Deutsche Bank Securities Inc., as Syndication Agent, and Bank of America, N.A., Morgan Stanley Bank, and Wachovia Bank, N.A., as Co-Documentation Agents [incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2008 (Commission File No. 001-01011)].

10.27*	Universal 409A Definition Document dated December 31, 2008 [incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (Commission File No. 001-01011)].

10.28*	Form of Non-Qualified Stock Option Agreements between the Registrant and the selected employees of the Registrant. [incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (Commission File No. 001-01011)].

10.29*	Form of Restricted Stock Unit Agreement between the Registrant and the selected employees of the Registrant [incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (Commission File No. 001-01011)].

10.30*	CVS Caremark Long-Term Incentive Plan [incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (Commission File No. 001-01011)].

10.31*	Partnership Equity Program Purchased Share, Matching Restricted Stock Unit and Stock Option Agreement between the Registrant and selected employees of the Registrant [incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (Commission File No. 001-01011)].

10.32*	2010 Incentive Compensation Plan [incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated May 13, 2010 (Commission File No. 001-01011)].

10.33*	Three Year Credit Agreement dated as of May 27, 2010 by and among the Registrant, the lenders party hereto, Barclays Capital and JP Morgan Chase Bank, N.A., as Co-Syndication Agents, Bank of America, N.A. and Wells Fargo Bank, N.A., as Co-Documentation Agents, and the Bank of New York Mellon, as Administrative Agent [incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated June 30, 2010 (Commission File No. 001-01011)].

10.34	Employment Agreement between the Registrant and the Registrant’s Executive Vice President and President of Caremark Pharmacy Services effective as of January 1, 2010.

10.35	Change in Control Agreement between the Registrant and the Registrant’s Executive Vice President and President of Caremark Pharmacy Services effective as of January 1, 2010.

10.36	2010-2012 Long Term Incentive Plan – President, Pharmacy Benefit Management.

10.37	2010-2011 Return on Net Assets Long Term Incentive Plan.

10.38	2010 Management Incentive Plan.

10.39	Change in Control Agreement dated December 22, 2008 between the Registrant and the Registrant’s Executive Vice President and Chief Financial Officer.

13	Portions of the 2010 Annual Report to Stockholders of CVS Caremark Corporation, which are specifically designated in this Form 10-K as being incorporated by reference.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

Exhibit	Description
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the CVS Caremark Corporation Annual Report on Form 10-K for the year ended December 31, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CVS CAREMARK CORPORATION

Date: February 18, 2011	By:	/s/ DAVID M. DENTON
David M. Denton
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ EDWIN M. BANKS Edwin M. Banks	Director	February 18, 2011

/s/ C. DAVID BROWN II C. David Brown II	Director	February 18, 2011

/s/ LAIRD K. DANIELS Laird K. Daniels	Senior Vice President – Finance and Controller (Principal Accounting Officer)	February 18, 2011

/s/ DAVID M. DENTON David M. Denton	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 18, 2011

/s/ DAVID W. DORMAN David W. Dorman	Director	February 18, 2011

/s/ ANNE M. FINUCANE Anne M. Finucane	Director	February 18, 2011

/s/ KRISTEN GIBNEY WILLIAMS Kristen Gibney Williams	Director	February 18, 2011

/s/ MARIAN L. HEARD Marian L. Heard	Director	February 18, 2011

/s/ WILLIAM H. JOYCE William H. Joyce	Director	February 18, 2011

/s/ LARRY J. MERLO Larry J. Merlo	Director	February 18, 2011

Signature	Title(s)	Date

/s/ JEAN-PIERRE MILLON Jean-Pierre Millon	Director	February 18, 2011

/s/ TERRENCE MURRAY Terrence Murray	Director	February 18, 2011

/s/ C.A. LANCE PICCOLO C.A. Lance Piccolo	Director	February 18, 2011

/s/ SHELI Z. ROSENBERG Sheli Z. Rosenberg	Director	February 18, 2011

/s/ THOMAS M. RYAN Thomas M. Ryan	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 18, 2011

/s/ RICHARD J. SWIFT Richard J. Swift	Director	February 18, 2011