Form 10-Q
period 2011-03-31
CVS CAREMARK CORP
filed 2011-05-05
CIK 64803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2011

Commission File Number 001-01011

CVS CAREMARK CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	05-0494040
(State of Incorporation)	(I.R.S. Employer Identification Number)

One CVS Drive, Woonsocket, Rhode Island 02895

(Address of principal executive offices)

Telephone:  (401) 765-1500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Common Stock, $0.01 par value, issued and outstanding at April 29, 2011:

1,355,941,242 shares

Part I	Item 1

CVS Caremark Corporation

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	March 31,
In millions, except per share amounts	2011	2010

Net revenues	$25,880	$23,760
Cost of revenues	21,129	19,014
Gross profit	4,751	4,746
Operating expenses	3,440	3,336
Operating profit	1,311	1,410
Interest expense, net	134	128
Income before income tax provision	1,177	1,282
Income tax provision	464	510
Income from continuing operations	713	772
Loss from discontinued operations, net of tax	(1)	(2)
Net income	712	770
Net loss attributable to noncontrolling interest	1	1
Net income attributable to CVS Caremark	$713	$771

Basic earnings per common share:
Income from continuing operations attributable to CVS Caremark	$ 0.52	$ 0.56
Loss from discontinued operations attributable to CVS Caremark	—	—
Net income attributable to CVS Caremark	$ 0.52	$ 0.56
Weighted average basic common shares outstanding	1,362	1,386

Diluted earnings per common share:
Income from continuing operations attributable to CVS Caremark	$ 0.52	$ 0.55
Loss from discontinued operations attributable to CVS Caremark	—	—
Net income attributable to CVS Caremark	$ 0.52	$ 0.55
Weighted average diluted common shares outstanding	1,371	1,396

Dividends declared per common share	$0.1250	$0.0875

See accompanying notes to condensed consolidated financial statements.

Part I	Item 1

CVS Caremark Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

In millions, except per share amounts	March 31, 2011	December 31, 2010
Assets:
Cash and cash equivalents	$2,162	$1,427
Short-term investments	6	4
Accounts receivable, net	5,348	4,925
Inventories	10,181	10,695
Deferred income taxes	509	511
Other current assets	174	144
Total current assets	18,380	17,706
Property and equipment, net	8,350	8,322
Goodwill	25,666	25,669
Intangible assets, net	9,692	9,784
Other assets	740	688
Total assets	$62,828	$62,169

Liabilities:
Accounts payable	$4,354	$4,026
Claims and discounts payable	2,776	2,569
Accrued expenses	3,229	3,070
Short-term debt	300	300
Current portion of long-term debt	806	1,105
Total current liabilities	11,465	11,070
Long-term debt	8,669	8,652
Deferred income taxes	3,710	3,655
Other long-term liabilities	1,032	1,058
Commitments and contingencies (Note 8)
Redeemable noncontrolling interest	33	34

Shareholders’ equity:
Preferred stock, par value $0.01: 0.1 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01: 3,200 shares authorized; 1,627 shares issued and 1,354 shares outstanding at March 31, 2011 and 1,624 shares issued and 1,363 shares outstanding at December 31, 2010	16	16
Treasury stock, at cost: 271 shares at March 31, 2011 and 259 shares at December 31, 2010	(9,449)	(9,030)
Shares held in trust: 2 shares at March 31, 2011 and December 31, 2010	(56)	(56)
Capital surplus	27,706	27,610
Retained earnings	19,845	19,303
Accumulated other comprehensive loss	(143)	(143)
Total shareholders’ equity	37,919	37,700
Total liabilities and shareholders’ equity	$62,828	$62,169

See accompanying notes to condensed consolidated financial statements.

Part I	Item 1

CVS Caremark Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
In millions	2011	2010
Cash flows from operating activities:
Cash receipts from revenues	$22,971	$22,918
Cash paid for inventory and prescriptions dispensed by retail network pharmacies	(17,445)	(17,581)
Cash paid to other suppliers and employees	(3,342)	(3,916)
Interest received	1	1
Interest paid	(150)	(155)
Income taxes paid	(169)	(207)
Net cash provided by operating activities	1,866	1,060

Cash flows from investing activities:
Purchases of property and equipment	(309)	(401)
Proceeds from sale-leaseback transactions	11	—
Proceeds from sale of property and equipment	12	12
Acquisitions (net of cash acquired) and other investments	(11)	(9)
Purchase of short-term investments	(2)	—
Maturity of short-term investments	—	1
Net cash used in investing activities	(299)	(397)

Cash flows from financing activities:
Increase in short-term debt	—	200
Repayments of long-term debt	(301)	(1)
Dividends paid	(171)	(122)
Proceeds from exercise of stock options	107	97
Excess tax benefits from stock-based compensation	—	11
Repurchase of common stock	(467)	(887)
Net cash used in financing activities	(832)	(702)
Net increase (decrease) in cash and cash equivalents	735	(39)
Cash and cash equivalents at beginning of period	1,427	1,086
Cash and cash equivalents at end of period	$2,162	$1,047

Reconciliation of net income to net cash provided by operating activities:
Net income	$712	$770
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	374	358
Stock-based compensation	36	37
Deferred income taxes and other non-cash items	70	2
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(423)	308
Inventories	514	68
Other current assets	(30)	(39)
Other assets	(52)	—
Accounts payable and claims and discounts payable	535	(115)
Accrued expenses	156	(335)
Other long-term liabilities	(26)	6
Net cash provided by operating activities	$1,866	$1,060

See accompanying notes to condensed consolidated financial statements.

Part I	Item 1

CVS Caremark Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CVS Caremark Corporation and its majority owned subsidiaries (“CVS Caremark” or “the “Company”) have been prepared, in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. In accordance with such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in Exhibit 13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”).

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

Fair Value of Financial Instruments

The Company utilizes the three-level valuation hierarchy for the recognition and disclosure of fair value measurements. The categorization of assets and liabilities within this hierarchy is based upon the lowest level of input that is significant to the measurement of fair value. The three levels of the hierarchy consist of the following:

▪         Level 1 – Inputs to the valuation methodology are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

▪         Level 2 – Inputs to the valuation methodology are quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active or inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the instrument.

▪         Level 3 – Inputs to the valuation methodology are unobservable inputs based upon management’s best estimate of inputs market participants could use in pricing the asset or liability at the measurement date, including assumptions about risk.

As of March 31, 2011, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and short-term debt approximated their fair value due to the short-term nature of these financial instruments. The Company invests in money market funds, commercial paper and time deposits that are classified as cash and cash equivalents within the accompanying condensed consolidated balance sheets, as these funds are highly liquid and readily convertible to known amounts of cash.  These investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company’s short-term investments consist of certificates of deposit with initial maturities of greater than three months when purchased. These investments, which are classified within Level 1 of the fair value hierarchy, are carried at historical cost, which approximated fair value at March 31, 2011. The carrying amount and estimated fair value of the Company’s total long-term debt was $9.5 billion and $10.1 billion, respectively, as of March 31, 2011. The fair value of the Company’s total long-term debt was estimated based on rates currently offered to the Company for debt with identical terms and maturities, which is considered Level 1 of the fair value hierarchy. The carrying amount and estimated fair value of the Company’s outstanding interest rate swap contracts was de minimis as of March 31, 2011.  The fair value of the Company’s outstanding interest rate swap contracts was estimated based on rates currently offered to the Company for similar instruments, which is considered Level 1 of the fair value hierarchy.

Derivative Financial Instruments

The Company is exposed to interest rate risk and management considers it prudent to periodically reduce the Company’s exposure to cash flow variability resulting from interest rate fluctuations.  During the three months ended March 31, 2011, the Company entered into several interest rate swap transactions. These agreements were designated as cash flow hedges and were used to hedge the exposure to variability in future cash flows resulting from changes in interest rates related to the anticipated issuance of long-term debt. The swaps had notional amounts totaling $525 million.  The fair value of these agreements was de minimis as of March 31, 2011. The Company has deferred gains and losses in accumulated other comprehensive loss which are expected to be reclassified to interest expense over the life of the underlying forecasted debt. The hedges are expected to be highly effective; therefore, no ineffectiveness was recognized in earnings.  There were no outstanding derivative financial instruments as of December 31, 2010.

Note 2 – Discontinued Operations

In connection with certain business dispositions completed between 1991 and 1997, the Company retained guarantees on store lease obligations for a number of former subsidiaries, including Linens ‘n Things. On May 2, 2008, Linens Holding Co. and certain affiliates, which operate Linens ‘n Things, filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Company’s loss from discontinued operations for the three months ended March 31, 2011 consisted of $1 million ($2 million, net of a $1 million income tax benefit) of lease-related costs, compared to $2 million ($3 million, net of a $1 million income tax benefit) of lease-related costs in the prior year period.

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

The Pharmacy Services segment provides a full range of pharmacy benefit management (“PBM”) services including mail order pharmacy services, specialty pharmacy services, plan design consultation and administration, formulary management and claims processing. The Company’s customers are primarily employers, insurance companies, unions, government employee groups, managed care organizations, other sponsors of health benefit plans and individuals throughout the United States. In addition, through our SilverScript Insurance Company and Accendo Insurance Company subsidiaries, we are a national provider of drug benefits to eligible beneficiaries under the Federal Government’s Medicare Part D program. The Pharmacy Services business operates under the CVS Caremark Pharmacy Services®, Caremark®, CVS Caremark™, CarePlus CVS/pharmacy™, CarePlus™, RxAmerica®, Accordant® and TheraCom® names.  As of March 31, 2011, the Pharmacy Services segment operated 33 retail specialty pharmacy stores, 18 specialty mail order pharmacies and four mail service pharmacies located in 25 states, Puerto Rico and the District of Columbia.

The Retail Pharmacy segment sells prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, photo finishing, seasonal merchandise, greeting cards and convenience foods through our CVS/pharmacy® and Longs Drug® retail stores and online through CVS.com®. As of March 31, 2011, the Retail Pharmacy segment included 7,226 retail drugstores, of which 7,170 operated a pharmacy, the online retail website, CVS.com, 33 specialty retail pharmacies and 568 retail health care clinics. The retail drugstores are located in 41 states, Puerto Rico and the District of Columbia operating primarily under the CVS/pharmacy or Longs Drug names. The retail health care clinics operate under the MinuteClinic® name, of which 558 are located within CVS/pharmacy stores. MinuteClinics utilize nationally recognized medical protocols to diagnose and treat minor health conditions, perform health screenings, monitor chronic conditions and deliver vaccinations. The clinics are staffed by board-certified nurse practitioners and physician assistants who provide access to affordable care without appointment.

The Corporate segment provides management and administrative services to support the Company. The Corporate segment consists of certain aspects of our executive management, corporate relations, legal, compliance, human resources, corporate information technology and finance departments.

In millions	Pharmacy Services Segment(1)	Retail Pharmacy Segment	Corporate Segment	Intersegment Eliminations(2)	Consolidated Totals
Three Months Ended
March 31, 2011:
Net revenues	$14,014	$14,587	$—	$(2,721)	$25,880
Gross profit	639	4,147	—	(35)	4,751
Operating profit (loss)	397	1,096	(147)	(35)	1,311
March 31, 2010:
Net revenues	$11,836	$13,978	$—	(2,054)	$23,760
Gross profit	782	3,987	—	(23)	4,746
Operating profit (loss)	538	1,030	(135)	(23)	1,410
Total assets:
March 31, 2011	$32,565	$28,914	$1,894	$(545)	$62,828
December 31, 2010	32,254	28,927	1,439	(451)	62,169
Goodwill:
March 31, 2011	$18,866	$6,800	$—	$—	$25,666
December 31, 2010	18,868	6,801	—	—	25,669

(1)          Net revenues of the Pharmacy Services segment include approximately $2.2 billion and $1.7 billion of retail co-payments for the three months ended March 31, 2011 and 2010, respectively.

(2)          Intersegment eliminations relate to two types of transactions: (i) Intersegment revenues that occur when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue on a standalone basis, and (ii) Intersegment revenues, gross profit and operating profit that occur when Pharmacy Services segment customers, through the Company’s intersegment activities (such as the Maintenance Choice™ program), elect to pick-up their maintenance prescriptions at Retail Pharmacy segment stores instead of receiving them through the mail. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue, gross profit and operating profit on a standalone basis.  As a result, both the Pharmacy Services and the Retail Pharmacy segments include the following results associated with this activity: net revenues of $558 million and $340 million for the three months ended March 31, 2011 and 2010, respectively, gross profit and operating profit of $35 million and $23 million for the three months ended March 31, 2011 and 2010, respectively.

Note 4 – Comprehensive Income

The following are the components of comprehensive income:

	Three Months Ended March 31,
In millions	2011	2010

Net income	$ 712	$ 770
Net cash flow hedges, net of tax	—	1
Pension adjustment, net of tax	—	4
Comprehensive income	712	775
Comprehensive loss attributable to noncontrolling interest	1	1
Comprehensive income attributable to CVS Caremark	$ 713	$ 776

Note 5 – Interest Expense

The following are the components of net interest expense:

	Three Months Ended March 31,
In millions	2011	2010

Interest expense	$ 135	$ 129
Interest income	(1)	(1)
Interest expense, net	$ 134	$ 128

Note 6 – Earnings Per Share

Basic earnings per common share attributable to CVS Caremark is computed by dividing: (i) net income attributable to CVS Caremark by (ii) the weighted average number of common shares outstanding in the period (the “Basic Shares”).

Diluted earnings per common share attributable to CVS Caremark is computed by dividing: (i) net income attributable to CVS Caremark by (ii) Basic Shares plus the additional shares that would be issued assuming that all dilutive stock awards are exercised. Options to purchase approximately 25.7 million and 25.9 million shares of common stock were outstanding, but were not included in the calculation of diluted earnings per share for the three months ended March 31, 2011 and 2010, respectively, because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

The following is a reconciliation of basic and diluted earnings per common share for the respective periods:

	Three Months Ended
	March 31,
In millions, except per share amounts	2011	2010

Numerators for earnings per common share calculations:
Income from continuing operations	$ 713	$772
Net loss attributable to noncontrolling interest	1	1
Income from continuing operations attributable to CVS Caremark	714	773
Loss from discontinued operations, net of tax	(1)	(2)
Net income attributable to CVS Caremark, basic and diluted	$ 713	$771

Denominators for earnings per common share calculations:
Weighted average common shares, basic	1,362	1,386
Effect of dilutive securities:
Stock options	7	9
Restricted stock units	2	1
Weighted average common shares, diluted	1,371	1,396
Basic earnings per common share:
Income from continuing operations attributable to CVS Caremark	$ 0.52	$ 0.56
Loss from discontinued operations attributable to CVS Caremark	—	—
Net income attributable to CVS Caremark	$ 0.52	$ 0.56
Diluted earnings per common share:
Income from continuing operations attributable to CVS Caremark	$ 0.52	$ 0.55
Loss from discontinued operations attributable to CVS Caremark	—	—
Net income attributable to CVS Caremark	$ 0.52	$ 0.55

Note 7 – Share Repurchase Program

On June 14, 2010, the Company’s Board of Directors authorized a new share repurchase program for up to $2.0 billion of outstanding common stock (the “2010 Repurchase Program”). The share repurchase authorization, which was effective immediately and expires at the end of 2011, permits the Company to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase transactions, and/or other derivative transactions. The 2010 Share Repurchase program may be modified, extended or terminated by the Board of Directors at any time. During February and March 2011, the Company repurchased an aggregate of 14.2 million shares of common stock for approximately $467 million pursuant to the 2010 Repurchase Program.

Note 8 – Commitments and Contingencies

Between 1991 and 1997, the Company sold or spun off a number of subsidiaries, including Bob’s Stores, Linens ‘n Things, Marshalls, Kay-Bee Toys, Wilsons, This End Up and Footstar. In many cases, when a former subsidiary leased a store, the Company provided a guarantee of the store’s lease obligations. When the subsidiaries were disposed of, the Company’s guarantees remained in place, although each initial purchaser has indemnified the Company for any lease obligations the Company was required to satisfy. If any of the purchasers or any of the former subsidiaries were to become insolvent and failed to make the required payments under a store lease, the Company could be required to satisfy these obligations. As of March 31, 2011, the Company guaranteed approximately 83 such store leases (excluding the lease guarantees related to Linens ‘n Things, which are discussed in Note 2 previously in this document), with the maximum remaining lease term extending through 2019. Management believes the ultimate disposition of any of the remaining guarantees will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or future cash flows.

Caremark (the term “Caremark” being used herein to generally refer to any one or more of the PBM subsidiaries of the Company, as applicable) is a defendant in a qui tam lawsuit initially filed by a relator on behalf of various state and federal government agencies in Texas federal court in 1999. The case was unsealed in May 2005. The case seeks monetary damages and alleges that Caremark’s processing of Medicaid and certain other government claims on behalf of its clients (which allegedly resulted in underpayments from our clients to the applicable government agencies) on one of Caremark’s adjudication platforms violates applicable federal or state false claims acts and fraud statutes. The United States and the States of Texas, Tennessee, Florida, Arkansas, Louisiana and California intervened in the lawsuit, but Tennessee and Florida withdrew from the lawsuit in August 2006 and May 2007, respectively. The parties previously filed cross motions for partial summary judgment, and in August 2008, the district court granted several of Caremark’s motions and denied the motions filed by the plaintiffs.  The district court’s rulings were favorable to Caremark and substantially limited the ability of the plaintiffs to assert false claims act allegations or statutory or common law theories of recovery based on Caremark’s processing of Medicaid and other government reimbursement requests.  The district court’s rulings were appealed to the United States Court of Appeals for the Fifth Circuit, which affirmed in part and reversed in part the district court’s rulings.  In April 2009, the State of Texas filed a purported civil enforcement action against Caremark for injunctive relief, damages and civil penalties in Travis County, Texas alleging that Caremark violated the Texas Medicaid Fraud Prevention Act and other state laws based on our processing of Texas Medicaid claims on behalf of PBM clients. The claims and issues raised in this lawsuit are related to the claims and issues pending in the federal qui tam lawsuit described above.

In December 2007, the Company received a document subpoena from the Office of Inspector General, United States Department of Health and Human Services (“OIG”), requesting information relating to the processing of Medicaid and other government agency claims on a different adjudication platform of Caremark. In October 2009 and October 2010, the Company received civil investigative demands from the Office of the Attorney General of the State of Texas requesting, respectively, information produced under this OIG subpoena, and other information related to the processing of Medicaid claims. The civil investigative demands state that the Office of the Attorney General of the State of Texas is investigating allegations currently pending under seal relating to two of Caremark’s adjudication platforms. The Company has been producing documents on a rolling basis in response to the requests for information contained in the OIG subpoena and in these civil investigative demands. The Company cannot predict with certainty the timing or outcome of any review of such information.

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

Various lawsuits have been filed alleging that Caremark has violated applicable antitrust laws in establishing and maintaining retail pharmacy networks for client health plans. In August 2003, Bellevue Drug Co., Robert Schreiber, Inc. d/b/a Burns Pharmacy and Rehn-Huerbinger Drug Co. d/b/a Parkway Drugs #4, together with Pharmacy Freedom Fund and the National Community Pharmacists Association filed a putative class action against Caremark in Pennsylvania federal court, seeking treble damages and injunctive relief. In October 2003, two independent pharmacies, North Jackson Pharmacy, Inc. and C&C, Inc. d/b/a Big C Discount Drugs, Inc. filed a putative class action complaint in Alabama federal court against Caremark and two PBM competitors, seeking treble damages and injunctive relief. The North Jackson Pharmacy case was transferred to Illinois federal court, and the Bellevue case was sent to arbitration based on contract terms between the pharmacies and Caremark. The Bellevue arbitration was then stayed by the parties pending developments in the North Jackson Pharmacy court case.

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

In August 2009, the Company was notified by the Federal Trade Commission (the “FTC”) that it is conducting a non-public investigation under the Federal Trade Commission Act into certain of the Company’s business practices. In March 2010, the Company learned that various State Attorneys General offices and certain other government agencies are conducting a multi-state investigation of the Company regarding issues similar to those being investigated by the FTC. At this time, 24 states, the District of Columbia, and the County of Los Angeles are known to be participating in this multi-state investigation. The Company has been cooperating in these investigations, and continues to provide documents and other information as requested. The Company is not able to predict with certainty the timing or outcome of these investigations. However, it remains confident that its business practices and service offerings (which are designed to reduce health care costs and expand consumer choice) are being conducted in compliance with the antitrust laws.

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

Since March 2009, the Company has been named in a series of putative collective and class action lawsuits filed in federal courts around the country, purportedly on behalf of current and former assistant store managers working in the Company’s stores at various locations outside California. The lawsuits allege that the Company failed to pay overtime to assistant store managers as required under the Fair Labor Standards Act (“FLSA”) and under certain state statutes. The lawsuits also seek other relief, including liquidated damages, punitive damages, attorneys’ fees, costs and injunctive relief arising out of the state and federal claims for overtime pay. Notice has been issued to over 13,000 current and former assistant store managers offering them the opportunity to “opt in” to certain of the FLSA collective actions and over 1,900 have elected to participate in these lawsuits. At this time, the Company is not able to predict the outcome of these cases, or the possible monetary exposure associated with the lawsuits. The Company’s position, however, is that the lawsuits are without merit and that the cases should not be certified as class or collective actions. The Company is vigorously defending these claims, but cannot predict with certainty the timing or outcome of this matter.

In January 2010, the Company received a subpoena from the OIG in connection with an investigation of possible false or otherwise improper claims for payment under the Medicare and Medicaid programs. The subpoena requested retail pharmacy claims data for “dual eligible” customers (i.e., customers with both Medicaid and other third party insurance coverage), information concerning the Company’s retail pharmacy claims processing systems, copies of pharmacy payor contracts and other documents and records.  In April 2011, the Company announced that it had resolved this investigation by entering into a settlement with the Department of Justice, Department of Health and Human Services, and the Attorneys General of ten states (Alabama, California, Florida, Indiana, Massachusetts, Michigan, Minnesota, New Hampshire, Nevada, and Rhode Island).  This settlement resolves a qui tam lawsuit that had been filed under seal pursuant to federal and state false claims act statutes.  The settlement terms include payment by the Company of $17.5 million to the federal government and to the participating states and an amendment to the Company’s existing Corporate Integrity Agreement.  The Company’s legal reserve related to this matter at March 31, 2011 was sufficient to cover the required settlement payments.

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

In November 2009, a securities class action lawsuit was filed in the United States District Court for the District of Rhode Island purportedly on behalf of purchasers of CVS Caremark Corporation stock between May 5, 2009 and November 4, 2009. The lawsuit names the Company and certain officers as defendants and includes allegations of securities fraud relating to public disclosures made by the Company concerning the PBM business and allegations of insider trading. In addition, a shareholder derivative lawsuit was filed in December 2009, in the same court against the directors and certain officers of the Company. A derivative lawsuit is a lawsuit filed by a shareholder purporting to assert claims on behalf of a corporation against directors and officers of the corporation. This lawsuit includes allegations of, among other things, securities fraud, insider trading and breach of fiduciary duties and further alleges that the Company was damaged by the purchase of stock at allegedly inflated prices under its share repurchase program. In January 2011, both lawsuits were transferred to the United States District Court for the District of New Hampshire. The Company believes these lawsuits are without merit and the Company plans to defend them vigorously. The Company received a subpoena dated February 28, 2011 from the Securities and Exchange Commission (SEC) requesting, among other corporate records, information relating to public disclosures made by the Company in 2009 concerning its PBM and Medicare Part D businesses and information concerning ownership and transactions in the Company’s securities by certain officers of the Company.  The Company is cooperating with these requests for information and has been providing documents and other information to the SEC as requested.

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

Note 9 – Subsequent Event

On April 29, 2011, the Company acquired the Medicare prescription drug business of Universal American Corp. (the “UAM Medicare Part D Business”). Pursuant to the purchase agreement, the Company paid cash consideration of $1.25 billion plus $185 million (the amount of excess capital that resided in the entities that operate the UAM Medicare Part D Business), less $110 million (the amount of Universal American Corp.’s outstanding trust preferred securities which are being assumed by the Company). The UAM Medicare Part D Business offers prescription drug plan benefits to Medicare beneficiaries throughout the United States through its Community CCRxSM prescription drug plan.

Part I	Item 1

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

CVS Caremark Corporation:

We have reviewed the condensed consolidated balance sheet of CVS Caremark Corporation (the Company) as of March 31, 2011, and the related condensed consolidated statements of income and cash flows for the three month periods ended March 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CVS Caremark Corporation as of December 31, 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for the fiscal year then ended not presented herein and in our report dated February 18, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

May 5, 2011
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

We currently have three segments: Pharmacy Services, Retail Pharmacy and Corporate.

Pharmacy Services Segment

Our Pharmacy Services segement provides a full range of pharmacy benefit management (“PBM”) services including mail order pharmacy services, specialty pharmacy services, plan design and administration, formulary management and claims processing. Our clients are primarily employers, insurance companies, unions, government employee groups, managed care organizations and other sponsors of health benefit plans and individuals throughout the United States. As a pharmacy benefits manager, we manage the dispensing of pharmaceuticals through our mail order pharmacies and national network of approximately 65,000 retail pharmacies (which include our CVS/pharmacy stores) to eligible members in the benefit plans maintained by our clients and utilize our information systems to perform, among other things, safety checks, drug interaction screenings and brand to generic substitutions.

Our specialty pharmacies support individuals that require complex and expensive drug therapies. Our specialty pharmacy business includes mail order and retail specialty pharmacies that operate under the CVS Caremark® and CarePlus CVS/pharmacy® names. We also provide health management programs, which include integrated disease management for 28 conditions, through our strategic alliance with Alere, L.L.C. and our Accordant® health management offering. In addition, through our SilverScript Insurance Company and Accendo Insurance Company  subsidiaries, we are a national provider of drug benefits to eligible beneficiaries under the Federal Government’s Medicare Part D program. The Pharmacy Services business operates under the CVS Caremark Pharmacy Services®, Caremark®, CVS Caremark™, CarePlus CVS/pharmacy™, CarePlus™, RxAmerica®, Accordant® and TheraCom® names. As of March 31, 2011, the Pharmacy Services segment operated 33 retail specialty pharmacy stores, 18 specialty mail order pharmacies and four mail service pharmacies located in 25 states, Puerto Rico and the District of Columbia.

On April 29, 2011, the Company acquired the Medicare prescription drug business of Universal American Corp. (the “UAM Medicare Part D Business”). Pursuant to the purchase agreement, the Company paid cash consideration of $1.25 billion plus $185 million (the amount of excess capital that resided in the entities that operate the UAM Medicare Part D Business), less $110 million (the amount of Universal American Corp.’s outstanding trust preferred securities which are being assumed by the Company).  The UAM Medicare Part D Business offers prescription drug plan benefits to Medicare beneficiaries throughout the United States through its Community CCRxsm prescription drug plan, and with the inclusion of this acquisition the Company will provide Medicare benefits to over 3 million beneficiaries.

Retail Pharmacy Segment

Our Retail Pharmacy segment sells prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, photo finishing, seasonal merchandise, greeting cards and convenience foods through our CVS/pharmacy and Longs Drugs® retail stores and online through CVS.com. Our Retail Pharmacy segment derives the majority of its revenues through the sale of prescription drugs, which are dispensed by our more than 20,000 retail pharmacists. Our Retail Pharmacy segment also provides health care services through our MinuteClinic health care clinics. MinuteClinics are staffed by nurse practitioners and physician assistants who utilize nationally recognized protocols to diagnose and treat minor health conditions, perform health screenings, monitor chronic conditions, and deliver vaccinations. As of March 31, 2011, our Retail Pharmacy segment included 7,226 retail drugstores (of which 7,170 operated a pharmacy) located in 41 states, the District of Columbia, and Puerto Rico operating primarily under the CVS/pharmacy or Longs Drugs names, our online retail website, CVS.com, 33 retail specialty pharmacy stores and 568 retail health care clinics operating under the MinuteClinic name (of which 558 were located in CVS/pharmacy stores).

Corporate Segment

The Corporate segment provides management and administrative services to support the Company. The Corporate segment consists of certain aspects of our executive management, corporate relations, legal, compliance, human resources, corporate information technology and finance departments.

Results of Operations

The following discussion explains the material changes in our results of operations for the three months ended March 31, 2011 and 2010, and the significant developments affecting our financial condition since December 31, 2010. We strongly recommend that you read our audited consolidated financial statements and footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”) along with this report.

Summary of the Condensed Consolidated Financial Results:

In millions	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010

Net revenues	$25,880		$23,760
Cost of revenues	21,129		19,014
Gross profit	4,751		4,746
Operating expenses	3,440		3,336
Operating profit	1,311		1,410
Interest expense, net	134		128
Income before income tax provision	1,177		1,282
Income tax provision	464		510
Income from continuing operations	713		772
Loss from discontinued operations, net of tax	(1)		(2)
Net income	71	2	770
Net loss attributable to noncontrolling interest		1	1
Net income attributable to CVS Caremark	$71	3	$771

Net Revenues

Net revenues increased $2.1 billion, or 8.9% in the three months ended March 31, 2011, as compared to the prior year period. Net revenues in the period were positively impacted by revenue associated with our previously announced long-term contract to provide PBM services to a large health insurance carrier,  which became effective January 1, 2011, as well as the positive same store and new store sales in our Retail Pharmacy segment.

Please see the section entitled “Segment Analysis” below for additional information regarding net revenues.

Gross Profit

Gross profit dollars were essentially flat in the three months ended March 31, 2011, as compared to the prior year period. Gross profit as a percentage of net revenues decreased approximately 160 basis points to 18.4% in the three months ended March 31, 2011, as compared to the prior year period. Gross profit as a percentage of net revenues decreased due to a decline in gross profit margins at the Pharmacy Services segment.

Please see the section entitled “Segment Analysis” below for additional information regarding gross profit.

Operating Expenses

Operating expenses increased $104 million, or 3.1% in the three months ended March 31, 2011, as compared to the prior year period. Operating expenses as a percent of net revenues decreased 70 basis points to 13.3% in the three months ended March 31, 2011 as compared to 14.0% in the prior year period. The increase in operating expenses in the three months ended March 31, 2011 was primarily due to incremental store operating costs associated with a higher store count as compared to the prior year period.

Please see the section entitled “Segment Analysis” below for additional information regarding operating expenses.

Interest Expense, net

Interest expense, net increased $6 million in the three months ended March 31, 2011, as compared to the prior year period. This increase was due to higher average interest rates in the current period.

For additional information on our financing activities, please see the “Liquidity and Capital Resources” section later in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Income Tax Provision

Our effective income tax rate improved during the three months ended March 31, 2011 to 39.4% compared to 39.8% in the prior year period, primarily due to changes in our effective state tax rates.  Such changes resulted from a combination of state legislative changes and fluctuation in our apportionment factors.

Loss from Discontinued Operations

Loss from discontinued operations for the three months ended March 31, 2011 consisted of $1 million ($2 million, net of a $1 million income tax benefit) of lease-related costs, compared to $2 million ($3 million, net of a $1 million income tax benefit) of lease-related costs in the prior year period.  The decrease in the loss from discontinued operations is primarily related to ongoing adjustments to sub-lease assumptions as a result of changes in the economy and the commercial real estate market.

See Notes 2 and 8 to the condensed consolidated financial statements for additional information about our lease guarantees.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest represents the minority shareholders’ portion of the net loss from our majority owned subsidiary, Generation Health, Inc. The net loss attributable to noncontrolling interest for the three months ended March 31, 2011 and 2010 was approximately $1 million.

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

In millions	Pharmacy Services Segment(1)	Retail Pharmacy Segment	Corporate Segment	Intersegment Eliminations(2)	Consolidated Totals
Three Months Ended
March 31, 2011:
Net revenues	$14,014	$14,587	$—	$(2,721)	$25,880
Gross profit	639	4,147	—	(35)	4,751
Operating profit (loss)	397	1,096	(147)	(35)	1,311
March 31, 2010:
Net revenues	$11,836	$13,978	$—	(2,054)	$23,760
Gross profit	782	3,987	—	(23)	4,746
Operating profit (loss)	538	1,030	(135)	(23)	1,410

(1)          Net revenues of the Pharmacy Services segment includes approximately $2.2 billion and $1.7 billion of retail co-payments for the three months ended March 31, 2011 and 2010, respectively.

(2)          Intersegment eliminations relate to two types of transactions: (i) Intersegment revenues that occur when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue on a standalone basis, and (ii) Intersegment revenues, gross profit and operating profit that occur when Pharmacy Services segment customers, through the Company’s intersegment activities (such as the Maintenance Choice™ program), elect to pick-up their maintenance prescriptions at Retail Pharmacy segment stores instead of receiving them through the mail. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue, gross profit and operating profit on a standalone basis.  As a result, both the Pharmacy Services and the Retail Pharmacy segments include the following results associated with this activity: net revenues of $558 million and $340 million for the three months ended March 31, 2011 and 2010, respectively, gross profit and operating profit of $35 million and $23 million for the three months ended March 31, 2011 and 2010, respectively.

Pharmacy Services Segment

The following table summarizes our Pharmacy Services segment’s performance for the respective periods:

	Three Months Ended
	March 31,
In millions	2011	2010

Net revenues	$14,014	$11,836
Gross profit	639	782
Gross profit % of net revenues	4.6%	6.6%
Operating expenses	242	244
Operating expense % of net revenues	1.7%	2.1%
Operating profit	397	538
Operating profit % of net revenues	2.8%	4.5%

Net revenues(1):
Mail choice(2)	$4,535	$4,078
Pharmacy network(3)	9,377	7,670
Other	102	88
Pharmacy claims processed(1):
Total	175.2	147.5
Mail choice(2)	17.5	15.5
Pharmacy network(3)	157.7	132.0
Generic dispensing rate(1):
Total	73.8%	70.4%
Mail choice(2)	63.8%	58.8%
Pharmacy network(3)	74.8%	71.6%
Mail choice penetration rate	24.1%	24.8%

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

Net Revenues

Net revenues increased $2.2 billion, or 18.4%, to $14.0 billion in the three months ended March 31, 2011, as compared to the prior year period.

•                  Our mail choice claims processed increased 13.0% to 17.5 million claims in the three months ended March 31, 2011, compared to 15.5 million claims in the prior year period. The increase in mail choice claim volume was primarily due to the addition of the previously announced long-term contract with a large health insurance carrier, which became effective on January 1, 2011.

•                 Our average revenue per mail choice claim decreased by 1.5%, compared to the prior year period. This decrease was primarily due to increases in the percentage of generic prescription drugs dispensed and changes in client pricing, partially offset by drug cost inflation.

•                  Our mail choice generic dispensing rate increased to 63.8% in the three months ended March 31, 2011, compared to 58.8% in the prior year period. This increase was primarily due to new generic prescription drug introductions and our continuous effort to encourage plan members to use generic prescription drugs when they are available.

•                  Our pharmacy network claims processed increased 19.5% to 157.7 million claims in the three months ended March 31, 2011, compared to 132.0 million claims in the prior year period. The increase in the pharmacy network claim volume was primarily due to the addition of the previously announced long-term contract with a large heath insurance carrier. Additionally, we experienced higher claims activity associated with our Medicare Part D program as a result of an increase in covered lives under the program.

•                  Our average revenue per pharmacy network claim processed increased 2.3%, as compared to the prior year period. This increase was primarily due to the positive impact of our previously announced long-term contract with a large health insurance carrier which became effective on January 1, 2011, as well as drug cost inflation, partially offset by increases in the percentage of generic prescription drugs dispensed and changes in client pricing.

•                  Our pharmacy network generic dispensing rate increased to 74.8% in the three months ended March 31, 2011, compared to 71.6% in the prior year period. This increase was primarily due to new generic prescription drug introductions and our continuous effort to encourage plan members to use generic prescription drugs when they are available.

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

Gross profit decreased $143 million, or 18.3%, to $639 million in the three months ended March 31, 2011, as compared to the prior year period. Gross profit as a percentage of net revenues was 4.6% in the three months ended March 31, 2011, compared to 6.6% in the prior year period.  The decrease in gross profit dollars was primarily driven by pricing compression relating to contract renewals, and in particular the renewal of a large government client contract that took effect during the third quarter of 2010.  The decrease in gross profit as a percentage of net revenues was driven by the aforementioned client pricing compression, as well as the pricing associated with our previously announced long-term contract with a large health insurance carrier which became effective on January 1, 2011.  This decrease in gross profit dollars as well as gross profit as a percentage of net revenues was partially offset by the above mentioned increase in our generic dispensing rate in the three months ended March 31, 2011, as compared to the prior year period.

As you review our Pharmacy Services segment’s performance in this area, we believe you should consider the following important information that impacted the three month period ended March 31, 2011:

•                  Our gross profit dollars and gross profit as a percentage of net revenues continued to be impacted by our efforts to (i) retain existing clients, (ii) obtain new business and (iii) maintain or improve the purchase discounts we received from manufacturers, wholesalers and retail pharmacies. In particular, competitive pressures in the PBM industry has caused us and other PBMs to continue to share a larger portion of rebates and/or discounts received from pharmaceutical manufacturers. In addition, market dynamics and regulatory changes have impacted our ability to offer plan sponsors pricing that includes retail network “differential” or “spread”.  We expect these trends to continue.

•                  Our gross profit as a percentage of revenues benefited from the increase in our total generic dispensing rate, which increased to 73.8%, compared to our generic dispensing rate of 70.4% in the prior year period. These increases were primarily due to new generic drug introductions and our continued efforts to encourage plan members to use generic drugs when they are available.

Operating Expenses

Operating expenses in our Pharmacy Services segment include selling, general and administrative expenses, depreciation and amortization related to selling, general and administrative activities and specialty pharmacy store and administrative payroll, employee benefits and occupancy costs.

Operating expenses decreased $2 million to $242 million, or 1.7% as a percentage of net revenues in the three months ended March 31, 2011, compared to $244 million, or 2.1% as a percentage of net revenues in the prior year period. The decrease in operating expenses is primarily related to disciplined expense control partially offset by costs associated with changes designed to streamline our business.

Retail Pharmacy Segment

The following table summarizes our Retail Pharmacy segment’s performance for the respective periods:

	Three Months Ended
	March 31,
In millions	2011	2010

Net revenues	$14,587	$13,978
Gross profit	4,147	3,987
Gross profit % of net revenues	28.4%	28.5%
Operating expenses	3,051	2,957
Operating expense % of net revenues	20.9%	21.2%
Operating profit	1,096	1,030
Operating profit % of net revenues	7.5%	7.4%

Net revenue increase:
Total	4.4%	3.6%
Pharmacy	5.1%	4.6%
Front store	2.8%	1.3%
Same store sales increase:
Total	2.6%	2.3%
Pharmacy	3.7%	3.7%
Front store	0.4%	(0.7)%
Generic dispensing rate	75.2%	72.1%
Pharmacy % of total revenues	69.1%	68.4%
Third party % of pharmacy revenue	97.5%	97.0%
Retail prescriptions filled	165.6	157.3

As of March 31, 2011, we operated 7,226 retail drugstores compared to 7,063 retail drugstores on March 31, 2010.

Net Revenues

Net revenues increased $609 million, or 4.4%, to $14.6 billion in the three months ended March 31, 2011, as compared to the prior year period. This increase was primarily driven by same store sales increase of 2.6% and net revenues from new stores, which accounted for approximately 160 basis points of our total net revenue percentage increase in the three months ended March 31, 2011.

As you review our Retail Pharmacy segment’s performance in this area, we believe you should consider the following important information that impacted the three month period ended March 31, 2011:

•                  Front store same store sales for the period rose by 0.4% compared to the prior year period and were negatively impacted by approximately 45 basis points due to the shift of sales related to the Easter holiday into the second quarter, as well as the absence of sales associated with the grand reopening of the Longs stores in the prior year.

•                  Pharmacy revenues continued to benefit from incremental prescription volume associated with our Maintenance Choice program.  Pharmacy same store sales rose 3.7% as compared to the prior year period, reflecting the strong flu season as well as a positive impact from Maintenance Choice™ of approximately 170 basis points on a net basis (i.e., a positive impact of approximately 220 basis points on a gross basis, net of approximately 50 basis points from the conversion of 30-day prescriptions at retail to 90-day prescriptions under the Maintenance Choice program).

•                  Pharmacy revenues continue to be negatively impacted by the conversion of brand named drugs to equivalent generic drugs, which typically have a lower selling price.  Pharmacy same store sales were negatively impacted by approximately 260 basis points due to recent generic introductions.  In addition, our pharmacy growth has also been adversely affected by the lack of significant new brand named drug introductions, higher consumer co-payments and co-insurance arrangements, and an increase in the number of over-the-counter remedies that were historically only available by prescription.

•                  Pharmacy revenue growth continued to benefit from the introduction of a prescription drug benefit under Medicare Part D, our ability to attract and retain managed care customers and favorable industry trends. These trends include an aging American population; many “baby boomers” are now in their fifties and sixties and are consuming a greater number of prescription drugs. In addition, the increased use of pharmaceuticals as the first line of defense for individual health care also contributed to the growing demand for pharmacy services. We believe these favorable industry trends will continue.

Gross Profit

Gross profit in our Retail Pharmacy segment includes net revenues less the cost of merchandise sold in the period and the related purchasing costs, warehousing costs, delivery costs and actual and estimated inventory losses.

Gross profit increased $160 million, or 4.0%, to $4.1 billion in the three months ended March 31, 2011, as compared to the prior year period. Gross profit as a percentage of net revenues decreased to 28.4% in the three months ended March 31, 2011, compared to 28.5% in the prior year period. The slight decline in gross profit as a percentage of revenue was primarily driven by the shift in the mix of revenue between front store and pharmacy.   Our average gross profit on front store revenues is generally higher than our average gross profit on pharmacy revenues. Front store revenues as a percentage of total revenues for the three months ended March 31, 2011 was 30.9%, as compared to 31.6% in the prior year period.  Pharmacy revenues as a percentage of total revenues for the three months ended March 31, 2011 were 69.1%, compared to 68.4% in the prior year period.

As you review our Retail Pharmacy segment’s performance in this area, we believe you should consider the following important information that impacted the three month period ended March 31, 2011:

•                  Sales to customers covered by third party insurance programs are a significant component of our retail pharmacy business. On average, our gross profit on third party pharmacy revenues is lower than our gross profit on cash pharmacy revenues. Third party revenues were 97.5% in the three months ended March 31, 2011, compared to 97.0% in the prior year period. We expect this trend to continue.

•                  Our pharmacy gross profit rates have been adversely affected by the efforts of managed care organizations, pharmacy benefit managers and governmental and other third-party payors to reduce their prescription drug costs. In the event this trend continues, we may not be able to sustain our current rate of revenue growth and gross profit dollars could be adversely impacted.

•                 The increased use of generic drugs has augmented the efforts of third party payors to reduce reimbursement payments to retail pharmacies for prescriptions. This trend, which we expect to continue, reduces the benefit we realize from brand to generic product conversions.

Operating Expenses

Operating expenses in our Retail Pharmacy segment include store payroll, store employee benefits, occupancy costs, selling expenses, advertising expenses, depreciation and amortization expense and certain administrative expenses.

Operating expenses increased $94 million to $3.1 billion, or 20.9% as a percentage of net revenues, in the three months ended March 31, 2011, as compared to $3.0 billion, or 21.2% as a percentage of net revenues, in the prior year period.  The improvement in operating expenses as a percentage of net revenues for the three months ended March 31, 2011 was primarily due to improved expense leverage from our same store sales growth, and expense control initiatives.

Corporate Segment

Operating Expenses

Operating expenses in our Corporate segment include executive management, corporate relations, legal, compliance, human resources, corporate information technology and finance departments.  Operating expenses increased $12 million, or 8.9%, to $147 million in the three months ended March 31, 2011, as compared to the prior year period. The increase in operating expenses was primarily related to higher payroll and benefit related costs, increases in depreciation and legal costs.

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

Net cash provided by operating activities was $1.9 billion in the three months ended March 31, 2011, compared to $1.1 billion in the three months ended March 31, 2010. This increase was related to improvements in inventory management, timing of payments to suppliers and growth in claims payable, offset by increased accounts receivable compared to the prior year period.

Net cash used in investing activities was $0.3 billion in the three months ended March 31, 2011, compared to $0.4 billion in the three months ended March 31, 2010. The $0.1 billion decrease in cash used in investing activities was primarily due to decreases in capital expenditures in the three months ended March 31, 2011 as compared to the same prior year period. Gross capital expenditures totaled $0.3 billion in the three months ended March 31, 2011, compared to $0.4 billion in the three months ended March 31, 2010.  In the three months ended March 31, 2011, we opened 57 new retail drugstores, one new specialty retail drugstore and closed 13 retail drugstores. In addition, the Company relocated 49 retail drugstores. In 2011, for the full year, we plan to open a total of approximately 225 to 250 new or relocated retail drugstores.

Net cash used in financing activities was $0.8 billion in the three months ended March 31, 2011, compared to net cash used in financing activities of $0.7 billion in the three months ended March 31, 2010. Net cash used in financing activities was primarily due to the repayment of $0.3 billion in long-term debt and repurchases of common stock.

On June 14, 2010, our Board of Directors authorized a new share repurchase program for up to $2.0 billion of our outstanding common stock (the “2010 Repurchase Program”). The share repurchase authorization, which was effective immediately and expires at the end of 2011, permits us to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase transactions, and/or other derivative transactions. The 2010 Share Repurchase program may be modified, extended or terminated by the Board of Directors at any time. During the three months ended March 31, 2011 we repurchased 14.2 million shares for approximately $467 million pursuant to the 2010 Share Repurchase Program.

We had $0.3 billion of commercial paper outstanding at a weighted average interest rate of 0.41% as of March 31, 2011. In connection with its commercial paper program, the Company maintains a $1.4 billion, five-year unsecured back-up credit facility, which expires on May 12, 2011, a $1.3 billion, five-year unsecured back-up credit facility, which expires on March 12, 2012, and a $1.0 billion, three-year unsecured back-up credit facility which expires on May 27, 2013. The credit facilities allow for borrowings at various rates depending on the Company’s public debt ratings and require the Company to pay a quarterly facility fee of 0.1%, regardless of usage. As of March 31, 2011, the Company had no outstanding borrowings against the back-up credit facilities. We intend to renew our backup credit facility that expires on May 12, 2011.

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

As of March 31, 2011, our long-term debt was rated “Baa2” by Moody’s with a stable outlook and “BBB+” by Standard & Poor’s with a negative outlook, and our commercial paper program was rated “P-2” by Moody’s and “A-2” by Standard & Poor’s. In assessing our credit strength, we believe that both Moody’s and Standard & Poor’s considered, among other things, our capital structure and financial policies as well as our consolidated balance sheet, our historical acquisition activity and other financial information. Although we currently believe our long-term debt ratings will remain investment grade, we cannot guarantee the future actions of Moody’s and/or Standard & Poor’s. Our debt ratings have a direct impact on our future borrowing costs, access to capital markets and new store operating lease costs.

Off-Balance Sheet Arrangements

In connection with executing operating leases, we provide a guarantee of the lease payments. We also finance a portion of our new store development through sale-leaseback transactions, which involve selling stores to unrelated parties and then leasing the stores back under leases that qualify and are accounted for as operating leases. We do not have any retained or contingent interests in the stores, and we do not provide any guarantees, other than a guarantee of the lease payments, in connection with the transactions. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), such operating leases are not reflected in our condensed consolidated balance sheet. We refer you to the “Notes to Consolidated Financial Statements” on pages 66 and 74 of our Annual Report to Stockholders included as Exhibit 13 to our 2010 Form 10-K for a detailed discussion of these guarantees.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed consolidated financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our condensed consolidated financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our condensed consolidated financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material. For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Annual Report on Form 10-K.

Cautionary Statement Concerning Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of CVS Caremark Corporation. The Company and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and in its reports to stockholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “project,” “anticipate,” “will,” “should” and similar expressions identify statements that constitute forward-looking statements. All statements addressing operating performance of CVS Caremark Corporation or any subsidiary, events or developments that the Company expects or anticipates will occur in the future, including statements relating to revenue growth, earnings or earnings per common share growth, adjusted earnings or adjusted earnings per common share growth, free cash flow, debt ratings, inventory levels, inventory turn and loss rates, store development, relocations and new market entries, as well as statements expressing optimism or pessimism about future operating results or events, are forward-looking statements within the meaning of the Reform Act.

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

•                  Our ability to realize the anticipated long-term strategic benefits from our integrated pharmacy services model;

•                  Our ability to realize the planned benefits associated with the acquisition of Universal American Corp.’s Medicare Part D business in accordance with the expected timing;

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

•                  Risks related to our inability to earn and retain purchase discounts and/or rebates from pharmaceutical manufacturers and to earn and retain retail network “differential” or “spread”;

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

•                  Risks related to the Patient Protection and Affordable Care Act, the Health Care and Education Reconciliation Act and other health care reform laws and the regulations promulgated under those laws;

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

•                  The risks relating to adverse developments in the health care or pharmaceutical industry generally, including, but not limited to, developments in any investigation related to the health care or pharmaceutical industry that may be conducted by any governmental authority; and

•                  Other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2011, the Company was party to interest rate swaps with notional amounts totaling $525 million.  These interest rate swaps are intended to manage our exposure to interest rate risk associated with an anticipated long-term debt issuance.  The fair value of these interest rate swaps as of March 31, 2011 was de minimis. A 10% change in market interest rates associated with these interest rate swaps would not result in a material change in the fair value of  such financial instruments.

The Company believes that its exposure to market risk associated with other financial instruments, principally interest rate risk inherent in its debt portfolio, is not material.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of March 31, 2011, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II	Item 1

Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2010.  The following discussion is limited to certain recent developments concerning our legal proceedings and should be read in conjunction with those earlier reports.

1.               In January 2010, the Company received a subpoena from the Inspector General, United States Department of Health and Human Services in connection with an investigation of possible false or otherwise improper claims for payment under the Medicare and Medicaid programs.  The subpoena requested retail pharmacy claims data for “dual eligible” customers (i.e., customers with both Medicaid and other third party insurance coverage), information concerning the Company’s retail pharmacy claims processing systems, copies of pharmacy payor contracts and other documents and records.  In April 2011, the Company announced that it had resolved this investigation by entering into a settlement with the Department of Justice, Department of Health and Human Services, and the Attorneys General of ten states (Alabama, California, Florida, Indiana, Massachusetts, Michigan, Minnesota, New Hampshire, Nevada, and Rhode Island).  This settlement resolves a qui tam lawsuit that had been filed under seal pursuant to federal and state false claims act statutes.  The settlement terms include payment by the Company of $17.5 million to the federal government and to the participating states and an amendment to the Company’s existing Corporate Integrity Agreement.  The Company’s legal reserve related to this matter at March 31, 2011 was sufficient to cover the required settlement payments.

2.               In November 2009, a securities class action lawsuit was filed in the United States District Court for the District of Rhode Island purportedly on behalf of purchasers of CVS Caremark Corporation stock between May 5, 2009 and November 4, 2009.  The lawsuit names the Company and certain officers as defendants and includes allegations of securities fraud relating to public disclosures made by the Company concerning the PBM business and allegations of insider trading.  In addition, a shareholder derivative lawsuit was filed in December 2009, in the same court against the directors and certain officers of the Company.  A derivative lawsuit is a lawsuit filed by a shareholder purporting to assert claims on behalf of a corporation against directors and officers of the corporation.  This lawsuit includes allegations of, among other things, securities fraud, insider trading and breach of fiduciary duties and further alleges that the Company was damaged by the purchase of stock at allegedly inflated prices under its share repurchase program.  In January 2011, both lawsuits were transferred to the United States District Court for the District of New Hampshire.  The Company believes these lawsuits are without merit and the Company plans to defend them vigorously. The Company received a subpoena dated February 28, 2011 from the Securities and Exchange Commission (“SEC”) requesting, among other corporate records, information relating to public disclosures made by the Company in 2009 concerning its PBM and Medicare Part D businesses and information concerning ownership and transactions in the Company’s securities  by certain officers of the Company.  The Company is cooperating with these requests for information and has been providing documents and other information to the SEC as requested.

Part II	Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table presents the total number of shares purchased in the three months ended March 31, 2011, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to the 2010 Repurchase Program.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2011 through January 31, 2011	—	$—	—	$2,000,000,000
February 1, 2011 through February 28, 2011	7,806,313	$32.84	7,806,313	$1,743,635,778
March 1, 2011 through March 31, 2011	6,371,553	$33.05	6,371,553	$1,533,060,654

Part II	Item 6

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

3.1A*

Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective May 13, 1998 [incorporated by reference to Exhibit 4.1A to Registrant’s Registration Statement No. 333-52055 on Form S-3/A dated May 18, 1998(Commission File No. 001-01001)].

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

3.2*	By-laws of the Registrant, as amended and restated [incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated December 29, 2010 (Commission File No. 001-01011)].

10.40	Letter Agreement dated January 23, 2011 between the Registrant and the Registrant’s Chairman of the Board.

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101

The following materials from the CVS Caremark Corporation Quarterly Report on Form 10-Q for the three months ended March 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related Footnotes to the Condensed Consolidated Financial Statements.

Signatures:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CVS Caremark Corporation
(Registrant)

/s/ David M. Denton

David M. Denton
Executive Vice President and
Chief Financial Officer
May 5, 2011