Form 10-Q
period 2011-06-30
CVS CAREMARK CORP
filed 2011-08-04
CIK 64803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2011

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

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Common Stock, $0.01 par value, issued and outstanding at July 29, 2011:

1,344,841,045 shares

Part I	Item 1

CVS Caremark Corporation

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions, except per share amounts	2011	2010	2011	2010

Net revenues	$26,629	$24,007	$52,509	$47,767
Cost of revenues	21,534	18,987	42,663	38,001
Gross profit	5,095	5,020	9,846	9,766
Operating expenses	3,605	3,519	7,045	6,855
Operating profit	1,490	1,501	2,801	2,911
Interest expense, net	148	135	282	263
Income before income tax provision	1,342	1,366	2,519	2,648
Income tax provision	526	544	990	1,054
Income from continuing operations	816	822	1,529	1,594
Loss from discontinued operations, net of tax	(1)	(1)	(2)	(3)
Net income	815	821	1,527	1,591
Net loss attributable to noncontrolling interest	1	—	2	1
Net income attributable to CVS Caremark	$816	$821	$1,529	$1,592

Basic earnings per common share:
Income from continuing operations attributable to CVS Caremark	$0.60	$0.61	$1.13	$1.16
Loss from discontinued operations attributable to CVS Caremark	—	—	—	—
Net income attributable to CVS Caremark	$0.60	$0.61	$1.13	$1.16
Weighted average basic common shares outstanding	1,355	1,359	1,359	1,372

Diluted earnings per common share:
Income from continuing operations attributable to CVS Caremark	$0.60	$0.60	$1.12	$1.15
Loss from discontinued operations attributable to CVS Caremark	—	—	—	—
Net income attributable to CVS Caremark	$0.60	$0.60	$1.12	$1.15
Weighted average diluted common shares outstanding	1,364	1,369	1,368	1,381

Dividends declared per common share	$0.1250	$0.0875	$0.2500	$0.1750

See accompanying notes to condensed consolidated financial statements.

Part I	Item 1

CVS Caremark Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

In millions, except per share amounts	June 30, 2011	December 31, 2010
Assets:
Cash and cash equivalents	$2,228	$1,427
Short-term investments	5	4
Accounts receivable, net	5,892	4,925
Inventories	10,111	10,695
Deferred income taxes	502	511
Other current assets	327	144
Total current assets	19,065	17,706
Property and equipment, net	8,483	8,322
Goodwill	26,697	25,669
Intangible assets, net	10,022	9,784
Other assets	1,220	688
Total assets	$65,487	$62,169

Liabilities:
Accounts payable	$4,446	$4,026
Claims and discounts payable	3,061	2,569
Accrued expenses	3,329	3,070
Short-term debt	—	300
Current portion of long-term debt	916	1,105
Total current liabilities	11,752	11,070
Long-term debt	10,168	8,652
Deferred income taxes	3,948	3,655
Other long-term liabilities	1,343	1,058
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest	32	34

Shareholders’ equity:
Preferred stock, par value $0.01: 0.1 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01: 3,200 shares authorized; 1,633 shares issued and 1,346 shares outstanding at June 30, 2011 and 1,624 shares issued and 1,363 shares outstanding at December 31, 2010	16	16
Treasury stock, at cost: 285 shares at June 30, 2011 and 259 shares at December 31, 2010	(9,956)	(9,030)
Shares held in trust: 2 shares at June 30, 2011 and December 31, 2010	(56)	(56)
Capital surplus	27,902	27,610
Retained earnings	20,491	19,303
Accumulated other comprehensive loss	(153)	(143)
Total shareholders’ equity	38,244	37,700
Total liabilities and shareholders’ equity	$65,487	$62,169

See accompanying notes to condensed consolidated financial statements.

Part I	Item 1

CVS Caremark Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
In millions	2011	2010
Cash flows from operating activities:
Cash receipts from revenues	$47,950	$45,745
Cash paid for inventory and prescriptions dispensed by retail network pharmacies	(37,307)	(35,386)
Cash paid to other suppliers and employees	(6,149)	(7,129)
Interest received	2	2
Interest paid	(298)	(284)
Income taxes paid	(1,125)	(1,236)
Net cash provided by operating activities	3,073	1,712

Cash flows from investing activities:
Purchases of property and equipment	(710)	(866)
Proceeds from sale-leaseback transactions	11	—
Proceeds from sale of property and equipment	—	10
Acquisitions (net of cash acquired) and other investments	(1,366)	(25)
Purchase of short-term investments	(2)	—
Maturity of short-term investments	1	1
Net cash used in investing activities	(2,066)	(880)

Cash flows from financing activities:
Increase (decrease) in short-term debt	(300)	1,537
Proceeds from issuance of long-term debt	1,463	991
Repayments of long-term debt	(302)	(1,751)
Dividends paid	(341)	(241)
Derivative settlements	(19)	(5)
Proceeds from exercise of stock options	264	145
Excess tax benefits from stock-based compensation	—	13
Repurchase of common stock	(971)	(1,500)
Net cash used in financing activities	(206)	(811)
Net increase in cash and cash equivalents	801	21
Cash and cash equivalents at beginning of period	1,427	1,086
Cash and cash equivalents at end of period	$2,228	$1,107

Reconciliation of net income to net cash provided by operating activities:
Net income	$1,527	$1,591
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	765	726
Stock-based compensation	65	75
Deferred income taxes and other non-cash items	129	(20)
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(472)	356
Inventories	584	(46)
Other current assets	(164)	(31)
Other assets	(62)	(4)
Accounts payable and claims and discounts payable	722	(286)
Accrued expenses	54	(617)
Other long-term liabilities	(75)	(32)
Net cash provided by operating activities	$3,073	$1,712

See accompanying notes to condensed consolidated financial statements.

Part I	Item 1

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

As of June 30, 2011, the carrying value of cash and cash equivalents, short-term investments, accounts receivable and short-term debt approximated their fair value due to the short-term nature of these financial instruments. The Company invests in money market funds, commercial paper and time deposits that are classified as cash and cash equivalents within the accompanying condensed consolidated balance sheets, as these funds are highly liquid and readily convertible to known amounts of cash. These investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company’s short-term investments consist of certificates of deposit with initial maturities of greater than three months when purchased. These investments, which are classified within Level 1 of the fair value hierarchy, are carried at historical cost, which approximated fair value at June 30, 2011. The carrying amount and estimated fair value of the Company’s total long-term debt was $11.1 billion and $11.8 billion, respectively, as of June 30, 2011. The fair value of the Company’s total long-term debt was estimated based on rates currently offered to the Company for debt with identical terms and maturities, which is considered Level 1 of the fair value hierarchy. There were no outstanding derivative financial instruments as of June 30, 2011 and December 31, 2010.

New Accounting Pronouncement

In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income in either (1) a single continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that are required to be reported in other comprehensive income. The ASU is effective for interim and annual periods beginning after December 15, 2011 and should be applied retrospectively. The Company is still evaluating which of the two alternatives it will apply in reporting comprehensive income. Neither alternative is expected to have a material impact on the Company’s consolidated results of operations and neither alternative will have an impact on the Company’s financial condition or cash flows.

Note 2 – Acquisition

On April 29, 2011, the Company acquired the Medicare prescription drug business of Universal American Corp. (the “UAM Medicare Part D Business”) for approximately $1.3 billion. The UAM Medicare Part D Business offers prescription drug plan benefits to Medicare beneficiaries throughout the United States through its Community CCRxsm prescription drug plan. The fair value of assets acquired and liabilities assumed were $2.4 billion and $1.1 billion, respectively. The allocation of the purchase price as of April 29, 2011 is preliminary and is based on information that was available to management at the time the condensed consolidated financial statements were prepared, accordingly, the allocation may change. The Company’s results of operations and cash flows include the UAM Medicare Part D Business beginning on April 29, 2011.

Note 3 – Discontinued Operations

In connection with certain business dispositions completed between 1991 and 1997, the Company retained guarantees on store lease obligations for a number of former subsidiaries, including Linens ‘n Things. On May 2, 2008, Linens Holding Co. and certain affiliates, which operated Linens ‘n Things, filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Company’s loss from discontinued operations for the three months ended June 30, 2011 and June 30, 2010 consisted of $1 million ($2 million, net of a $1 million income tax benefit) of lease-related costs. The Company’s loss from discontinued operations for the six months ended June 30, 2011 consisted of $2 million ($3 million, net of a $1 million income tax benefit) of lease-related costs, compared to $3 million ($5 million, net of a $2 million income tax benefit) of lease-related costs in the prior year period.

Note 4 – Segment Reporting

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

The Pharmacy Services segment provides a full range of pharmacy benefit management (“PBM”) services including mail order pharmacy services, specialty pharmacy services, plan design consultation and administration, formulary management and claims processing. The Company’s customers are primarily employers, insurance companies, unions, government employee groups, managed care organizations, other sponsors of health benefit plans and individuals throughout the United States. In addition, through our SilverScript Insurance Company, Accendo Insurance Company, and Pennsylvania Life Insurance Company subsidiaries, we are a national provider of drug benefits to eligible beneficiaries under the Federal Government’s Medicare Part D program. The Pharmacy Services business operates under the CVS Caremark Pharmacy Services®, Caremark®, CVS Caremark™, CarePlus CVS/pharmacy™, CarePlus™, RxAmerica®, Accordant® and TheraCom® names. As of June 30, 2011, the Pharmacy Services segment operated 31 retail specialty pharmacy stores, 13 specialty mail order pharmacies and four mail service pharmacies located in 23 states, Puerto Rico and the District of Columbia.

The Retail Pharmacy segment sells prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, photo finishing, seasonal merchandise, greeting cards and convenience foods through our CVS/pharmacy® and Longs Drug® retail stores and online through CVS.com®. As of June 30, 2011, the Retail Pharmacy segment included 7,266 retail drugstores, of which 7,210 operated a pharmacy, the online retail website, CVS.com, 32 retail apothecary pharmacies and 598 retail health care clinics. The retail drugstores are located in 41 states, Puerto Rico and the District of Columbia operating primarily under the CVS/pharmacy or Longs Drug names. The retail health care clinics operate under the MinuteClinic® name, of which 588 are located within CVS/pharmacy stores. MinuteClinics utilize nationally recognized medical protocols to diagnose and treat minor health conditions, perform health screenings, monitor chronic conditions and deliver vaccinations. The clinics are staffed by board-certified nurse practitioners and physician assistants who provide access to affordable care without appointment.

The Corporate segment provides management and administrative services to support the Company. The Corporate segment consists of certain aspects of our executive management, corporate relations, legal, compliance, human resources, corporate information technology and finance departments.

In millions	Pharmacy Services Segment(1)	Retail Pharmacy Segment	Corporate Segment	Intersegment Eliminations(2)	Consolidated Totals
Three Months Ended
June 30, 2011:
Net revenues	$14,589	$14,826	$—	$(2,786)	$26,629
Gross profit	729	4,408	—	(42)	5,095
Operating profit (loss)	454	1,240	(162)	(42)	1,490
June 30, 2010:
Net revenues	$11,840	$14,311	$—	$(2,144)	$24,007
Gross profit	821	4,229	—	(30)	5,020
Operating profit (loss)	591	1,096	(156)	(30)	1,501
Six Months Ended
June 30, 2011:
Net revenues	$28,603	$29,413	$—	$(5,507)	$52,509
Gross profit	1,368	8,555	—	(77)	9,846
Operating profit (loss)	851	2,336	(309)	(77)	2,801
June 30, 2010:
Net revenues	$23,677	$28,289	$—	$(4,199)	$47,767
Gross profit	1,603	8,216	—	(53)	9,766
Operating profit (loss)	1,130	2,125	(291)	(53)	2,911
Total assets:
June 30, 2011	$35,089	$29,049	$1,924	$(575)	$65,487
December 31, 2010	32,254	28,927	1,439	(451)	62,169
Goodwill:
June 30, 2011(3)	$19,896	$6,801	$—	$—	$26,697
December 31, 2010	18,868	6,801	—	—	25,669

(1)          Net revenues of the Pharmacy Services segment include approximately $1.9 billion and $1.6 billion of retail co-payments for the three months ended June 30, 2011 and 2010, respectively, as well as $4.1 billion and $3.4 billion of retail co-payments for the six months ended June 30, 2011 and 2010, respectively.

(2)          Intersegment eliminations relate to two types of transactions: (i) Intersegment revenues that occur when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue on a standalone basis, and (ii) Intersegment revenues, gross profit and operating profit that occur when Pharmacy Services segment customers, through the Company’s intersegment activities (such as the Maintenance Choice program), elect to pick-up their maintenance prescriptions at Retail Pharmacy segment stores instead of receiving them through the mail. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue, gross profit and operating profit on a standalone basis. As a result, both the Pharmacy Services and the Retail Pharmacy segments include the following results associated with this activity: net revenues of $626 million and $430 million for the three months ended June 30, 2011 and 2010, respectively, and $1.2 billion and $770 million for the six months ended June 30, 2011 and 2010, respectively; gross profit and operating profit of $42 million and $30 million for the three months ended June 30, 2011 and 2010, respectively, and $77 million and $53 million for the six months ended June 30, 2011 and 2010, respectively.

(3)          The increase in the Pharmacy Services segment goodwill from December 31, 2010 to June 30, 2011 relates to the acquisition of the UAM Medicare Part D Business.

Note 5 – Long-Term Debt

On May 12, 2011, the Company issued $550 million of 4.125% unsecured senior notes due May 15, 2021 and issued $950 million of 5.75% unsecured senior notes due May 15, 2041 (collectively, the “2011 Notes”). The 2011 Notes pay interest semi-annually and may be redeemed, in whole at any time, or in part from time to time, at the Company’s option at a defined redemption price plus accrued and unpaid interest to the redemption date. The net proceeds of the 2011 Notes will be used to repay commercial paper borrowings and certain other corporate debt, and used for general corporate purposes.

Note 6 – Share Repurchase Program

On June 14, 2010, the Company’s Board of Directors authorized a new share repurchase program for up to $2.0 billion of outstanding common stock (the “2010 Repurchase Program”). The share repurchase authorization, which was effective immediately and expires at the end of 2011, permits the Company to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase transactions, and/or other derivative transactions. The 2010 Repurchase Program may be modified, extended or terminated by the Board of Directors at any time. During the three and six months ended June 30, 2011, the Company repurchased an aggregate of 13.3 million and 27.5 million shares of common stock for approximately $504 million and $971 million, respectively, pursuant to the 2010 Repurchase Program. During 2010, the Company did not make any share repurchases under the 2010 Repurchase Program.

Note 7 – Stock-Based Compensation

Compensation expense related to stock options, which includes the 2007 Employee Stock Purchase Plan for the three and six months ended June 30, 2011 totaled $24 million and $55 million, respectively, compared to $34 million and $65 million for the three and six months ended June 30, 2010, respectively. Compensation expense related to restricted stock awards for the three and six months ended June 30, 2011 totaled $5 million and $10 million, respectively, compared to $6 million and $11 million for the three and six months ended June 30, 2010, respectively. During the three months ended June 30, 2011, the Company granted 12 million stock options with a weighted average fair value of $9.32 and a weighted average exercise price of $34.97. The Company had 66 million stock options outstanding as of June 30, 2011 with a weighted average exercise price of $32.53 and a weighted average contractual term of 4.3 years.

Note 8 – Interest Expense

The following are the components of net interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2011	2010	2011	2010

Interest expense	$ 149	$ 136	$ 284	$ 265
Interest income	(1)	(1)	(2)	(2)
Interest expense, net	$ 148	$ 135	$ 282	$ 263

Note 9 – Comprehensive Income

The following are the components of comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2011	2010	2011	2010

Net income	$ 815	$ 821	$ 1,527	$ 1,591
Net cash flow hedges, net of tax	(10)	(3)	(10)	(2)
Pension adjustment, net of tax	—	—	—	4
Comprehensive income	805	818	1,517	1,593
Comprehensive loss attributable to noncontrolling interest	1	—	2	1
Comprehensive income attributable to CVS Caremark	$ 806	$ 818	$ 1,519	$ 1,594

Note 10 – Earnings Per Share

Basic earnings per common share attributable to CVS Caremark is computed by dividing: (i) net income attributable to CVS Caremark by (ii) the weighted average number of common shares outstanding in the period (the “Basic Shares”).

Diluted earnings per common share attributable to CVS Caremark is computed by dividing: (i) net income attributable to CVS Caremark by (ii) Basic Shares plus the additional shares that would be issued assuming that all dilutive stock awards are exercised. Options to purchase approximately 34.6 million and 29.2 million shares of common stock were outstanding, but were not included in the calculation of diluted earnings per share for the three and six months ended June 30, 2011, respectively, because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. For the same reason, options to purchase approximately 36.9 million and 46.7 million shares of common stock were outstanding, but were not included in the calculation of diluted earnings per share for the three and six months ended June 30, 2010, respectively.

The following is a reconciliation of basic and diluted earnings per common share for the respective periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions, except per share amounts	2011	2010	2011	2010
Numerators for earnings per common share calculations:
Income from continuing operations	$816	$822	$1,529	$1,594
Net loss attributable to noncontrolling interest	1	—	2	1
Income from continuing operations attributable to CVS Caremark	817	822	1,531	1,595
Loss from discontinued operations, net of tax	(1)	(1)	(2)	(3)
Net income attributable to CVS Caremark, basic and diluted	$816	$821	$1,529	$1,592

Denominators for earnings per common share calculations:
Weighted average common shares, basic	1,355	1,359	1,359	1,372
Effect of dilutive securities:
Stock options	7	8	8	7
Restricted stock units	2	2	1	2
Weighted average common shares, diluted	1,364	1,369	1,368	1,381
Basic earnings per common share:
Income from continuing operations attributable to CVS Caremark	$0.60	$0.61	$1.13	$1.16
Loss from discontinued operations attributable to CVS Caremark	—	—	—	—
Net income attributable to CVS Caremark	$0.60	$0.61	$1.13	$1.16
Diluted earnings per common share:
Income from continuing operations attributable to CVS Caremark	$0.60	$0.60	$1.12	$1.15
Loss from discontinued operations attributable to CVS Caremark	—	—	—	—
Net income attributable to CVS Caremark	$0.60	$0.60	$1.12	$1.15

Note 11 – Commitments and Contingencies

Lease Guarantees

Between 1991 and 1997, the Company sold or spun off a number of subsidiaries, including Bob’s Stores, Linens ‘n Things, Marshalls, Kay-Bee Toys, Wilsons, This End Up and Footstar. In many cases, when a former subsidiary leased a store, the Company provided a guarantee of the store’s lease obligations. When the subsidiaries were disposed of, the Company’s guarantees remained in place, although each initial purchaser has indemnified the Company for any lease obligations the Company was required to satisfy. If any of the purchasers or any of the former subsidiaries were to become insolvent and failed to make the required payments under a store lease, the Company could be required to satisfy these obligations. As of June 30, 2011, the Company guaranteed approximately 84 such store leases (excluding the lease guarantees related to Linens ‘n Things, which are discussed in Note 3 previously in this document), with the maximum remaining lease term extending through 2021. Management believes the ultimate disposition of any of the remaining guarantees will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or future cash flows.

Legal Matters

The Company cannot predict with certainty the timing or outcome of the legal matters described below, but we do not believe that any of these matters will have a material adverse effect on the Company’s business, operating results or financial condition. However, the Company can give no assurances that our business, operating results or financial condition will not be materially adversely affected, or that we will not be required to materially change our business practices, based on (i) adverse developments or outcomes in any of the  matters described below, (ii) enactment of new health care or other laws or regulations; (iii) interpretation or application of existing laws or regulations, as they may relate to our business or to the pharmacy services or retail pharmacy industry; (iv) pending or future federal or state governmental investigations or enforcement actions related to our business or to the pharmacy services or retail pharmacy industry; or (v) adverse developments or outcomes in other pending or future legal proceedings, including sealed and unsealed qui tam actions, affecting us or affecting the pharmacy services or retail pharmacy industry.

We believe that our business practices comply in all material respects with applicable laws and regulations, and we are vigorously defending the actions described below.

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

In August 2009, the Company was notified by the Federal Trade Commission (the “FTC”) that it is conducting a non-public investigation under the Federal Trade Commission Act into certain of the Company’s business practices. In March 2010, the Company learned that various State Attorneys General offices and certain other government agencies are conducting a multi-state investigation of the Company regarding issues similar to those being investigated by the FTC. At this time, 24 states, the District of Columbia, and the County of Los Angeles are known to be participating in this multi-state investigation. The Company has been cooperating in these investigations, and has provided documents and other information as requested. The Company is not able to predict with certainty the timing or outcome of these investigations. However, it remains confident that its business practices and service offerings (which are designed to reduce health care costs and expand consumer choice) are being conducted in compliance with the antitrust laws.

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

Since March 2009, the Company has been named in a series of putative collective and class action lawsuits filed in federal courts around the country, purportedly on behalf of current and former assistant store managers working in the Company’s stores at various locations outside California. The lawsuits allege that the Company failed to pay overtime to assistant store managers as required under the Fair Labor Standards Act (“FLSA”) and under certain state statutes. The lawsuits also seek other relief, including liquidated damages, punitive damages, attorneys’ fees, costs and injunctive relief arising out of the state and federal claims for overtime pay. Notice was issued to over 13,000 current and former assistant store managers offering them the opportunity to “opt in” to certain of the FLSA collective actions and about 2,000 have elected to participate in these lawsuits. The Company has aggressively challenged both the merits of the lawsuits and the allegation that the cases should be certified as class or collective actions. In light of the cost and uncertainty involved in this litigation, however, the Company has negotiated an agreement with plaintiffs’ counsel on the key terms of a global settlement. Any final resolution of these matters will be subject to approval by a court, and as yet the parties have not finalized a settlement agreement or submitted any agreement for court approval. The Company has established legal reserves related to these matters at June 30, 2011 to cover the estimated settlement payments.

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

In November 2009, a securities class action lawsuit was filed in the United States District Court for the District of Rhode Island purportedly on behalf of purchasers of CVS Caremark Corporation stock between May 5, 2009 and November 4, 2009. The lawsuit names the Company and certain officers as defendants and includes allegations of securities fraud relating to public disclosures made by the Company concerning the PBM business and allegations of insider trading. In addition, a shareholder derivative lawsuit was filed in December 2009 in the same court against the directors and certain officers of the Company. A derivative lawsuit is a lawsuit filed by a shareholder purporting to assert claims on behalf of a corporation against directors and officers of the corporation. This lawsuit includes allegations of, among other things, securities fraud, insider trading and breach of fiduciary duties and further alleges that the Company was damaged by the purchase of stock at allegedly inflated prices under its share repurchase program. In January 2011, both lawsuits were transferred to the United States District Court for the District of New Hampshire. The Company

believes these lawsuits are without merit, and the Company plans to defend them vigorously. The Company received a subpoena dated February 28, 2011 from the Securities and Exchange Commission (SEC) requesting, among other corporate records, information relating to public disclosures made by the Company in 2009 concerning its PBM and Medicare Part D businesses and information concerning ownership and transactions in the Company’s securities by certain officers of the Company. The Company is cooperating with these requests for information and has been providing documents and other information to the SEC as requested.

In addition to the legal matters described above, the Company is also a party to other legal proceedings and inquiries arising in the normal course of its business, none of which is expected to be material to the Company.

Part I	Item 1

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

CVS Caremark Corporation:

We have reviewed the condensed consolidated balance sheet of CVS Caremark Corporation (the Company) as of June 30, 2011, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2011 and 2010, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2011 and 2010. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CVS Caremark Corporation as of December 31, 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated February 18, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

August 4, 2011

Boston, Massachusetts

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of Our Business

CVS Caremark Corporation (“CVS Caremark”, the “Company”, “we” or “us”), together with its subsidiaries, is the largest pharmacy health care provider in the United States. As a fully integrated pharmacy services company, we believe we can drive value for our customers by effectively managing pharmaceutical costs and improving health care outcomes through our pharmacy benefit management (“PBM”), mail order and specialty pharmacy division, CVS Caremark Pharmacy Services® (“Caremark”); our approximately 7,300 CVS/pharmacy® retail stores; our retail-based health clinic subsidiary, MinuteClinic®; and our online pharmacy, CVS.com®.

We currently have three reportable segments: Pharmacy Services, Retail Pharmacy and Corporate.

Pharmacy Services Segment

Our Pharmacy Services segment provides a full range of PBM services including mail order pharmacy services, specialty pharmacy services, plan design and administration, formulary management and claims processing. Our clients are primarily employers, insurance companies, unions, government employee groups, managed care organizations and other sponsors of health benefit plans and individuals throughout the United States. As a pharmacy benefits manager, we manage the dispensing of pharmaceuticals through our mail order pharmacies and national network of approximately 65,000 retail pharmacies (which include our CVS/pharmacy stores) to eligible members in the benefit plans maintained by our clients and utilize our information systems to perform, among other things, safety checks, drug interaction screenings and brand to generic substitutions.

Our specialty pharmacies support individuals that require complex and expensive drug therapies. Our specialty pharmacy business includes mail order and retail specialty pharmacies that operate under the CVS Caremark® and CarePlus CVS/pharmacy® names. We also provide health management programs, which include integrated disease management for 28 conditions, through our strategic alliance with Alere, L.L.C. and our Accordant® health management offering. In addition, through our SilverScript Insurance Company, Accendo Insurance Company, and Pennsylvania Life Insurance Company subsidiaries, we are a national provider of drug benefits to eligible beneficiaries under the Federal Government’s Medicare Part D program. The Pharmacy Services business operates under the CVS Caremark Pharmacy Services®, Caremark®, CVS Caremark™, CarePlus CVS/pharmacy™, RxAmerica®, Accordant® and TheraCom® names. As of June 30, 2011, the Pharmacy Services segment operated 31 retail specialty pharmacy stores, 13 specialty mail order pharmacies and four mail service pharmacies located in 23 states, Puerto Rico and the District of Columbia.

On April 29, 2011, we acquired the Medicare prescription drug business of Universal American Corp. (the “UAM Medicare Part D Business”) for approximately $1.3 billion. The UAM Medicare Part D Business offers prescription drug plan benefits to Medicare beneficiaries throughout the United States through its Community CCRxsm prescription drug plan. Subsequent to this acquisition, we now provide Medicare benefits to over 3 million beneficiaries.

Retail Pharmacy Segment

Our Retail Pharmacy segment sells prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, photo finishing, seasonal merchandise, greeting cards and convenience foods through our CVS/pharmacy® and Longs Drugs® retail stores, our CarePlus™ and CarePlus CVS/pharmacy™ onsite stores and apothecaries, and online through CVS.com. Our Retail Pharmacy segment derives the majority of its revenues through the sale of prescription drugs, which are dispensed by our more than 20,000 retail pharmacists. Our Retail Pharmacy segment also provides health care services through our MinuteClinic health care clinics. MinuteClinics are staffed by nurse practitioners and physician assistants who utilize nationally recognized protocols to diagnose and treat minor health conditions, perform health screenings, monitor chronic conditions, and deliver vaccinations. As of June 30, 2011, our Retail Pharmacy segment included 7,266 retail drugstores (of which 7,210 operated a pharmacy) located in 41 states, the District of Columbia, and Puerto Rico operating primarily under the CVS/pharmacy or Longs Drugs names, our online retail website, CVS.com, 32 retail apothecary pharmacy stores and 598 retail health care clinics operating under the MinuteClinic name (of which 588 were located in CVS/pharmacy stores).

Corporate Segment

The Corporate segment provides management and administrative services to support the Company. The Corporate segment consists of certain aspects of our executive management, corporate relations, legal, compliance, human resources, corporate information technology and finance departments.

Results of Operations

The following discussion explains the material changes in our results of operations for the three and six months ended June 30, 2011 and 2010, and the significant developments affecting our financial condition since December 31, 2010. We strongly recommend that you read our audited consolidated financial statements and footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”) along with this report.

Summary of the Condensed Consolidated Financial Results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2011	2010	2011	2010

Net revenues	$26,629	$24,007	$52,509	$47,767
Cost of revenues	21,534	18,987	42,663	38,001
Gross profit	5,095	5,020	9,846	9,766
Operating expenses	3,605	3,519	7,045	6,855
Operating profit	1,490	1,501	2,801	2,911
Interest expense, net	148	135	282	263
Income before income tax provision	1,342	1,366	2,519	2,648
Income tax provision	526	544	990	1,054
Income from continuing operations	816	822	1,529	1,594
Loss from discontinued operations, net of tax	(1)	(1)	(2)	(3)
Net income	815	821	1,527	1,591
Net loss attributable to noncontrolling interest	1	—	2	1
Net income attributable to CVS Caremark	$816	$821	$1,529	$1,592

Net Revenues

Net revenues increased $2.6 billion, or 10.9% and $4.7 billion, or 9.9% in the three and six months ended June 30, 2011, respectively, as compared to the prior year periods. Net revenues were positively impacted by revenue associated with our previously announced long-term contract to provide PBM services to a large health insurance carrier, which became effective January 1, 2011, activity resulting from our acquisition of the UAM Medicare Part D Business, as well as the positive same store and new store sales in our Retail Pharmacy segment.

Please see the section entitled “Segment Analysis” below for additional information regarding net revenues.

Gross Profit

Gross profit dollars increased $75 million, or 1.5% and $80 million, or 0.8% in the three and six months ended June 30, 2011, respectively, as compared to the prior year periods. Gross profit as a percentage of net revenues decreased 180 basis points to 19.1% and 170 basis points to 18.8% in the three and six months ended June 30, 2011, respectively, as compared to the prior year periods. Gross profit as a percentage of net revenues decreased due to a decline in gross profit margins in the Pharmacy Services segment.

Please see the section entitled “Segment Analysis” below for additional information regarding gross profit.

Operating Expenses

Operating expenses increased $86 million, or 2.4% and $190 million, or 2.8% in the three and six months ended June 30, 2011, as compared to the prior year periods. Operating expenses as a percent of net revenues improved 110 basis points to 13.5% and 90 basis points to 13.4% in the three and six months ended June 30, 2011 as compared to 14.7% and 14.4% in the prior year periods, respectively. The increase in operating expenses in the three and six months ended June 30, 2011 was primarily due to incremental store operating costs associated with a higher store count as compared to the prior year period, as well as costs associated with changes designed to streamline our Pharmacy Services segment, and expenses associated with the acquisition and integration of the UAM Medicare Part D Business.

Please see the section entitled “Segment Analysis” below for additional information regarding operating expenses.

Interest Expense, net

Interest expense, net increased $13 million and $19 million in the three and six months ended June 30, 2011, respectively, as compared to the prior year periods. This increase resulted from a higher average interest rate during the periods as the Company shifted from short-term debt to long-term debt.

For additional information on our financing activities, please see the “Liquidity and Capital Resources” section later in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Income Tax Provision

Our effective income tax rate was 39.2% and 39.3% for the three and six months ended June 30, 2011, respectively, compared to 39.8% for both the three and six months ended June 30, 2010. The fluctuation in the effective income tax rate is primarily related to changes in state tax expense.

Loss from Discontinued Operations

Loss from discontinued operations for the three months ended June 30, 2011 and 2010 consisted of $1 million ($2 million, net of a $1 million income tax benefit) of lease-related costs.

Loss from discontinued operations for the six months ended June 30, 2011 consisted of $2 million ($3 million, net of a $1 million income tax benefit) of lease-related costs, compared to $3 million ($5 million, net of a $2 million income tax benefit) of lease-related costs in the prior year period. The decrease in the loss from discontinued operations is primarily related to ongoing adjustments to sub-lease assumptions as a result of changes in the economy and the commercial real estate market.

See Notes 3 and 11 to the condensed consolidated financial statements for additional information about our lease guarantees.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest represents the minority shareholders’ portion of the net loss from our majority owned subsidiary, Generation Health, Inc. The net loss attributable to noncontrolling interest for the three and six months ended June 30, 2011 was approximately $1 million and $2 million, respectively, as compared to the three and six months ended June 30, 2010 of approximately $1 million.

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

In millions	Pharmacy Services Segment(1)	Retail Pharmacy Segment	Corporate Segment	Intersegment Eliminations(2)	Consolidated Totals
Three Months Ended
June 30, 2011:
Net revenues	$14,589	$14,826	$—	$(2,786)	$26,629
Gross profit	729	4,408	—	(42)	5,095
Operating profit (loss)	454	1,240	(162)	(42)	1,490
June 30, 2010:
Net revenues	$11,840	$14,311	$—	$(2,144)	$24,007
Gross profit	821	4,229	—	(30)	5,020
Operating profit (loss)	591	1,096	(156)	(30)	1,501
Six Months Ended
June 30, 2011:
Net revenues	$28,603	$29,413	$—	$(5,507)	$52,509
Gross profit	1,368	8,555	—	(77)	9,846
Operating profit (loss)	851	2,336	(309)	(77)	2,801
June 30, 2010:
Net revenues	$23,677	$28,289	$—	$(4,199)	$47,767
Gross profit	1,603	8,216	—	(53)	9,766
Operating profit (loss)	1,130	2,125	(291)	(53)	2,911

(1)          Net revenues of the Pharmacy Services segment include approximately $1.9 billion and $1.6 billion of retail co-payments for the three months ended June 30, 2011 and 2010, respectively, as well as $4.1 billion and $3.4 billion of retail co-payments for the six months ended June 30, 2011 and 2010, respectively.

(2)          Intersegment eliminations relate to two types of transactions: (i) Intersegment revenues that occur when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue on a standalone basis, and (ii) Intersegment revenues, gross profit and operating profit that occur when Pharmacy Services segment customers, through the Company’s intersegment activities (such as the Maintenance Choice program), elect to pick-up their maintenance prescriptions at Retail Pharmacy segment stores instead of receiving them through the mail. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue, gross profit and operating profit on a standalone basis. As a result, both the Pharmacy Services and the Retail Pharmacy segments include the following results associated with this activity: net revenues of $626 million and $430 million for the three months ended June 30, 2011 and 2010, respectively, and $1.2 billion and $770 million for the six months ended June 30, 2011 and 2010, respectively; gross profit and operating profit of $42 million and $30 million for the three months ended June 30, 2011 and 2010, respectively, and $77 million and $53 million for the six months ended June 30, 2011 and 2010, respectively.

Pharmacy Services Segment

The following table summarizes our Pharmacy Services segment’s performance for the respective periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2011	2010	2011	2010

Net revenues	$ 14,589	$ 11,840	$ 28,603	$ 23,677
Gross profit	729	821	1,368	1,603
Gross profit % of net revenues	5.0%	6.9%	4.8%	6.8%
Operating expenses	275	230	517	473
Operating expense % of net revenues	1.9%	1.9%	1.8%	2.0%
Operating profit	454	591	851	1,130
Operating profit % of net revenues	3.1%	5.0%	3.0%	4.8%

Net revenues(1):
Mail choice(2)	$ 4,753	$ 4,111	$ 9,288	$ 8,189
Pharmacy network(3)	9,737	7,630	19,114	15,300
Other	99	99	201	188
Pharmacy claims processed(1):
Total	191.8	144.3	367.0	291.7
Mail choice(2)	17.8	16.0	35.3	31.5
Pharmacy network(3)	174.0	128.3	331.7	260.2
Generic dispensing rate(1):
Total	74.1%	71.0%	73.9%	70.7%
Mail choice(2)	64.6%	61.0%	64.2%	59.9%
Pharmacy network(3)	75.0%	72.2%	74.9%	71.9%
Mail choice penetration rate	22.6%	25.9%	23.3%	25.4%

(1)          Pharmacy network net revenues, claims processed and generic dispensing rates do not include Maintenance Choice, which are included within the mail choice category.

(2)          Mail choice is defined as claims filled at a Pharmacy Services’ mail facility, which includes specialty mail claims, as well as 90-day claims filled at retail under the Maintenance Choice program.

(3)          Pharmacy network is defined as claims filled at retail pharmacies, including our retail drugstores, but excluding Maintenance Choice activity.

Net Revenues

Net revenues increased $2.7 billion, or 23.2%, to $14.6 billion in the three months ended June 30, 2011, as compared to the prior year period. The increase in net revenues was primarily due to the addition of the previously announced long-term contract with a large health insurance carrier, which became effective on January 1, 2011, as well as new activity resulting from our acquisition of the UAM Medicare Part D Business.

•                  Our mail choice claims processed increased 11.3% to 17.8 million claims in the three months ended June 30, 2011, compared to 16.0 million claims in the prior year period. The increase in mail choice claim volume was primarily due to the addition of the previously announced long-term contract with a large health insurance carrier, which became effective on January 1, 2011.

•                  Our average revenue per mail choice claim increased by 3.6%, compared to the prior year period. This increase was primarily due to drug cost inflation, partially offset by increases in the percentage of generic prescription drugs dispensed and changes in client pricing.

•                  Our mail choice generic dispensing rate increased to 64.6% in the three months ended June 30, 2011, compared to 61.0% in the prior year period. This increase was primarily due to new generic prescription drug introductions and our continuous effort to encourage plan members to use generic prescription drugs when they are available.

•                  Our pharmacy network claims processed increased 35.6% to 174.0 million claims in the three months ended June 30, 2011, compared to 128.3 million claims in the prior year period. The increase in the pharmacy network claim volume was primarily due to the addition of the previously announced long-term contract with a large health insurance carrier.  Additionally, we experienced higher claims activity associated with our Medicare Part D program as a result of our acquisition of the UAM Medicare Part D Business completed during the quarter, as well as an increase in covered lives under our legacy Medicare Part D program.

•                  Our average revenue per pharmacy network claim processed decreased 5.9%, as compared to the prior year period. This decrease was primarily due to the impact of increases in the percentage of generic prescription drugs dispensed, changes in client pricing, and the impact of our acquisition of the UAM Medicare Part D Business, partially offset by our previously announced long-term contract with a large health insurance carrier which became effective on January 1, 2011

•                  Our pharmacy network generic dispensing rate increased to 75.0% in the three months ended June 30, 2011, compared to 72.2% in the prior year period. This increase was primarily due to new generic prescription drug introductions and our continuous effort to encourage plan members to use generic prescription drugs when they are available.

Net revenues increased $4.9 billion, or 20.8%, to $28.6 billion in the six months ended June 30, 2011, as compared to the prior year period. The increase in net revenues was primarily due to the addition of the previously announced long-term contract with a large health insurance carrier, which became effective on January 1, 2011, as well as new activity resulting from our acquisition of the UAM Medicare Part D Business.

•                  Our mail choice claims processed increased 12.1% to 35.3 million claims in the six months ended June 30, 2011, compared to 31.5 million claims in the prior year period. The increase in mail choice claim volume was primarily due to the addition of the previously announced long-term contract with a large health insurance carrier, which became effective on January 1, 2011.

•                  Our average revenue per mail choice claim increased by 1.0%, compared to the prior year period. This increase was primarily due to drug cost inflation, partially offset by increases in the percentage of generic prescription drugs dispensed and changes in client pricing.

•                  Our mail choice generic dispensing rate increased to 64.2% in the six months ended June 30, 2011, compared to 59.9% in the prior year period. This increase was primarily due to new generic prescription drug introductions and our continuous effort to encourage plan members to use generic prescription drugs when they are available.

•                  Our pharmacy network claims processed increased 27.5% to 331.7 million claims in the six months ended June 30, 2011, compared to 260.2 million claims in the prior year period. The increase in the pharmacy network claim volume was primarily due to the addition of the previously announced long-term contract with a large health insurance carrier. Additionally, we experienced higher claims activity associated with our Medicare Part D program as a result of our acquisition of the UAM Medicare Part D Business completed during the second quarter and increases in covered lives under our legacy Medicare Part D program.

•                  Our average revenue per pharmacy network claim processed decreased 2.0%, as compared to the prior year period. This decrease was primarily due to increases in the percentage of generic prescription drugs dispensed and changes in client pricing, partially offset by the positive impact of our previously announced long-term contract with a large health insurance carrier which became effective on January 1, 2011, as well as drug cost inflation.

•                 Our pharmacy network generic dispensing rate increased to 74.9% in the six months ended June 30, 2011, compared to 71.9% in the prior year period. This increase was primarily due to new generic prescription drug introductions and our continuous effort to encourage plan members to use generic prescription drugs when they are available.

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

Gross profit decreased $92 million, or 11.2%, to $729 million in the three months ended June 30, 2011, as compared to the prior year period. Gross profit as a percentage of net revenues was 5.0% in the three months ended June 30, 2011, compared to 6.9% in the prior year period. Gross profit decreased $235 million, or 14.7%, to $1.4 billion in the six months ended June 30, 2011, as compared to the prior year period. Gross profit as a percentage of net revenues was 4.8% in the six months ended June 30, 2011, compared to 6.8% in the prior year period. The decrease in gross profit dollars was primarily driven by pricing compression relating to contract renewals, and in particular the renewal of a large government client contract that took effect during the third quarter of 2010. The decrease in gross profit as a percentage of net revenues was driven by the aforementioned client pricing compression, as well as the profitability associated with our previously announced long-term contract with a large health insurance carrier which became effective on January 1, 2011. This decrease in gross profit dollars as well as gross profit as a percentage of net revenues was partially offset by the above mentioned increases in our generic dispensing rates in the three and six months ended June 30, 2011, as compared to the prior year periods.

As you review our Pharmacy Services segment’s performance in this area, we believe you should consider the following important information that impacted the three and six month periods ended June 30, 2011:

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

•                  Our gross profit as a percentage of revenues benefited from the increase in our total generic dispensing rate, which increased to 74.1% and 73.9% in the three and six months ended June 30, 2011, respectively, compared to our generic dispensing rate of 71.0% and 70.7% in the prior year periods, respectively. These increases were primarily due to new generic drug introductions and our continued efforts to encourage plan members to use generic drugs when they are available.

Operating Expenses

Operating expenses in our Pharmacy Services segment include selling, general and administrative expenses, depreciation and amortization related to selling, general and administrative activities and specialty pharmacy store and administrative payroll, employee benefits and occupancy costs.

Operating expenses increased $45 million to $275 million, or 1.9% as a percentage of net revenues in the three months ended June 30, 2011, compared to $230 million, or 1.9% as a percentage of net revenues in the prior year period. The increase in operating expenses is primarily related to costs associated with changes designed to streamline our business, expenses associated with the acquisition and integration of the UAM Medicare Part D Business, as well as normal operating expenses of the UAM Medicare Part D Business, partially offset by disciplined expense controls.

Operating expenses increased $44 million to $517 million, or 1.8% as a percentage of net revenues in the six months ended June 30, 2011, compared to $473 million, or 2.0% as a percentage of net revenues in the prior year period. The increase in operating expenses is primarily related to costs associated with changes designed to streamline our business, expenses associated with the acquisition and integration of the UAM Medicare Part D Business, as well as normal operating expenses of the UAM Medicare Part D Business, partially offset by disciplined expense controls.

Retail Pharmacy Segment

The following table summarizes our Retail Pharmacy segment’s performance for the respective periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2011	2010	2011	2010

Net revenues	$14,826	$14,311	$29,413	$28,289
Gross profit	4,408	4,229	8,555	8,216
Gross profit % of net revenues	29.7%	29.6%	29.1%	29.0%
Operating expenses	3,168	3,133	6,219	6,091
Operating expense % of net revenues	21.4%	21.9%	21.1%	21.5%
Operating profit	1,240	1,096	2,336	2,125
Operating profit % of net revenues	8.4%	7.7%	7.9%	7.5%

Net revenue increase:
Total	3.6%	3.7%	4.0%	3.6%
Pharmacy	3.9%	4.2%	4.5%	4.4%
Front store	3.0%	2.8%	2.9%	2.0%
Same store sales increase (decrease):
Total	2.0%	2.1%	2.3%	2.2%
Pharmacy	2.6%	2.9%	3.1%	3.3%
Front store	0.8%	0.4%	0.6%	(0.2)%
Generic dispensing rate	75.6%	72.7%	75.4%	72.4%
Pharmacy % of total revenues	67.9%	67.6%	68.5%	68.0%
Third party % of pharmacy revenue	97.7%	97.2%	97.6%	97.2%
Retail prescriptions filled	162.4	157.5	328.0	314.8

As of June 30, 2011, we operated 7,266 retail drugstores compared to 7,109 retail drugstores on June 30, 2010.

Net Revenues

Net revenues increased $515 million, or 3.6%, to $14.8 billion in the three months ended June 30, 2011, as compared to the prior year period. This increase was primarily driven by a same store sales increase of 2.0% and net revenues from new stores, which accounted for approximately 130 basis points of our total net revenue percentage increase in the three months ended June 30, 2011. Net revenues increased $1.1 billion, or 4.0%, to $29.4 billion in the six months ended June 30, 2011, as compared to the prior year period. This increase was primarily driven by a same store sales increase of 2.3% and net revenues from new stores, which accounted for approximately 140 basis points of our total net revenue percentage increase in the six months ended June 30, 2011.

As you review our Retail Pharmacy segment’s performance in this area, we believe you should consider the following important information that impacted the three and six month periods ended June 30, 2011:

•                  Pharmacy revenues continued to benefit from incremental prescription volume associated with our Maintenance Choice program. Pharmacy same store sales rose 2.6% and 3.1% in the three and six months ended June 30, 2011, respectively, as compared to the prior year periods. The three months ended June 30, 2011 includes a positive impact from Maintenance Choice of approximately 160 basis points on a net basis, (i.e., a positive impact of approximately 190 basis points on a gross basis, net of approximately 30 basis points from the conversion of 30-day prescriptions at retail to 90-day prescriptions under the Maintenance Choice program).

•                  Pharmacy revenues continue to be negatively impacted by the conversion of brand named drugs to equivalent generic drugs, which typically have a lower selling price. Pharmacy same store sales were negatively impacted by approximately 170 and 210 basis points for the three and six months ended June 30, 2011, respectively, due to recent generic introductions. In addition, our pharmacy growth has also been adversely affected by the lack of significant new brand named drug introductions, higher consumer co-payments and co-insurance arrangements, and an increase in the number of over-the-counter remedies that were historically only available by prescription.

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

Gross profit increased $179 million, or 4.2%, to $4.4 billion in the three months ended June 30, 2011, as compared to the prior year period. Gross profit as a percentage of net revenues increased to 29.7% in the three months ended June 30, 2011, compared to 29.6% in the prior year period. Our average gross profit on front store revenues is generally higher than our average gross profit on pharmacy revenues. The increase in gross profit as a percentage of revenue was primarily driven by an increase in private label sales as a percentage of our front store revenues, partially offset by lower pharmacy margins.  Front store revenues as a percentage of total revenues for the three months ended June 30, 2011 was 32.1%, as compared to 32.4% in the prior year period. Pharmacy revenues as a percentage of total revenues for the three months ended June 30, 2011 were 67.9%, compared to 67.6% in the prior year period.

Gross profit increased $339 million, or 4.1%, to $8.6 billion in the six months ended June 30, 2011, as compared to the prior year period. Gross profit as a percentage of net revenues increased to 29.1% in the six months ended June 30, 2011, compared to 29.0% in the prior year period. Our average gross profit on front store revenues is generally higher than our average gross profit on pharmacy revenues. The slight increase in gross profit as a percentage of revenue was primarily driven by margin improvements in our front store due to a positive shift in the sales mix of our private label products. Front store revenues as a percentage of total revenues for the six months ended June 30, 2011 was 31.5%, as compared to 32.0% in the prior year period. Pharmacy revenues as a percentage of total revenues for the six months ended June 30, 2011 were 68.5%, compared to 68.0% in the prior year period.

As you review our Retail Pharmacy segment’s performance in this area, we believe you should consider the following important information that impacted the three and six month period ended June 30, 2011:

•                  Sales to customers covered by third party insurance programs are a significant component of our retail pharmacy business. On average, our gross profit on third party pharmacy revenues is lower than our gross profit on cash pharmacy revenues. Third party revenues were 97.7% and 97.6% in the three and six months ended June 30, 2011, respectively, compared to 97.2% in both prior year periods. We expect this trend to continue.

•                  Our pharmacy gross profit rates have been adversely affected by the efforts of managed care organizations, pharmacy benefit managers and governmental and other third-party payors to reduce their prescription drug costs. In the event this trend continues, we may not be able to sustain our current rate of revenue growth and gross profit dollars could be adversely impacted.

•                  The increased use of generic drugs has positively impacted our gross profit margins but has resulted in third party payors augmenting their efforts to reduce reimbursement payments to retail pharmacies for prescriptions. This trend, which we expect to continue, reduces the benefit we realize from brand to generic product conversions.

Operating Expenses

Operating expenses in our Retail Pharmacy segment include store payroll, store employee benefits, occupancy costs, selling expenses, advertising expenses, depreciation and amortization expense and certain administrative expenses.

Operating expenses increased $35 million to $3.2 billion, or 21.4% as a percentage of net revenues, in the three months ended June 30, 2011, as compared to $3.1 billion, or 21.9% as a percentage of net revenues, in the prior year period. Operating expenses increased $128 million to $6.2 billion, or 21.1% as a percentage of net revenues, in the six months ended June 30, 2011, as compared to $6.1 billion, or 21.5% as a percentage of net revenues, in the prior year period. The improvement in operating expenses as a percentage of net revenues for the three and six months ended June 30, 2011 was primarily due to improved expense leverage from our same store sales growth, and expense control initiatives.

Corporate Segment

Operating Expenses

Operating expenses in our Corporate segment include executive management, corporate relations, legal, compliance, human resources, corporate information technology and finance departments. Operating expenses increased $6 million, or 3.8%, to $162 million and $18 million, or 6.2%, to $309 million in the three and six months ended June 30, 2011, respectively, as compared to the prior year period. The increase in operating expenses was primarily related to higher payroll and benefit related costs, and increases in depreciation.

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

Net cash provided by operating activities was $3.1 billion in the six months ended June 30, 2011, compared to $1.7 billion in the six months ended June 30, 2010. This increase was related to improvements in inventory and accounts payable management, and growth in claims payable, partially offset by increased accounts receivable compared to the prior year period.

Net cash used in investing activities was $2.1 billion in the six months ended June 30, 2011, compared to $0.9 billion in the six months ended June 30, 2010. The $1.2 billion increase in cash used in investing activities was primarily due to the cash paid to acquire the UAM Medicare Part D Business which closed on April 29, 2011. Gross capital expenditures totaled $0.7 billion in the six months ended June 30, 2011, compared to $0.9 billion in the six months ended June 30, 2010. In the six months ended June 30, 2011, we opened 98 new retail drugstores and one new retail specialty pharmacy store while we closed 14 retail drugstores, two retail specialty pharmacy stores, one retail apothecary pharmacy store and five specialty mail order pharmacies. In addition, we relocated 67 retail drugstores. In 2011, for the full year, we plan to open a total of approximately 225 to 250 new or relocated retail drugstores.

Net cash used in financing activities was $0.2 billion in the six months ended June 30, 2011, compared to net cash used in financing activities of $0.8 billion in the six months ended June 30, 2010. Net cash used in financing activities was primarily due to the repayment of debt and repurchases of common stock partially offset by the issuance of $1.5 billion in long-term debt.

On May 12, 2011, we issued $550 million of 4.125% unsecured senior notes due May 15, 2021 and issued $950 million of 5.75% unsecured senior notes due May 15, 2041 (collectively, the “2011 Notes”). The 2011 Notes pay interest semi-annually and may be redeemed, in whole at any time, or in part from time to time, at our option at a defined redemption price plus accrued and unpaid interest to the redemption date. The net proceeds of the 2011 Notes will be used to repay commercial paper borrowings and certain other corporate debt, and be used for general corporate purposes.

On June 14, 2010, our Board of Directors authorized a new share repurchase program for up to $2.0 billion of our outstanding common stock (the “2010 Repurchase Program”). The share repurchase authorization, which was effective immediately and expires at the end of 2011, permits us to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase transactions, and/or other derivative transactions. The 2010 Repurchase Program may be modified, extended or terminated by the Board of Directors at any time. During the six months ended June 30, 2011, we repurchased 27.5 million shares for approximately $1.0 billion pursuant to the 2010 Repurchase Program.

We had no commercial paper borrowings outstanding as of June 30, 2011. In connection with our commercial paper program, we maintain a $1.25 billion, five-year unsecured back-up credit facility, which expires on March 12, 2012, a $1.0 billion, three-year unsecured back-up credit facility, which expires on May 27, 2013, and a $1.25 billion, four-year unsecured back-up credit facility which expires on May 12, 2015. The credit facilities allow for borrowings at various rates depending on our public debt ratings and require us to pay a quarterly facility fee of approximately 0.1%, regardless of usage. As of June 30, 2011, we had no outstanding borrowings against the back-up credit facilities.

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

As of June 30, 2011, our long-term debt was rated “Baa2” by Moody’s with a stable outlook and “BBB+” by Standard & Poor’s with a stable outlook, and our commercial paper program was rated “P-2” by Moody’s and “A-2” by Standard & Poor’s. In assessing our credit strength, we believe that both Moody’s and Standard & Poor’s considered, among other things, our capital structure and financial policies as well as our consolidated balance sheet, our historical acquisition activity and other financial information. Although we currently believe our long-term debt ratings will remain investment grade, we cannot guarantee the future actions of Moody’s and/or Standard & Poor’s. Our debt ratings have a direct impact on our future borrowing costs, access to capital markets and new store operating lease costs.

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

•       Our ability to realize the planned benefits associated with our acquisition of the UAM Medicare Part D Business in accordance with the expected timing;

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

The foregoing list is not exhaustive. There can be no assurance that the Company has correctly identified and appropriately assessed all factors affecting its business. Additional risks and uncertainties not presently known to the Company or that it currently believes to be immaterial may also adversely impact the Company. Should any risks and uncertainties develop into actual events, these developments could have material adverse effects on the Company’s business, financial condition and results of operations. For these reasons, you are cautioned not to place undue reliance on the Company’s forward-looking statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2011, the Company had no derivative financial instruments or derivative commodity instruments in place and believes its exposure to market risk associated with other financial instruments, principally interest rate risk inherent in its debt portfolio, is not material.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of June 30, 2011, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II	Item 1

Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2010. The following discussion is limited to certain recent developments concerning our legal proceedings and should be read in conjunction with those earlier reports.

1.     Since March 2009, the Company has been named in a series of putative collective and class action lawsuits filed in federal courts around the country, purportedly on behalf of current and former assistant store managers working in the Company’s stores at various locations outside California. The lawsuits allege that the Company failed to pay overtime to assistant store managers as required under the Fair Labor Standards Act (“FLSA”) and under certain state statutes. The lawsuits also seek other relief, including liquidated damages, punitive damages, attorneys’ fees, costs and injunctive relief arising out of the state and federal claims for overtime pay. Notice was issued to over 13,000 current and former assistant store managers offering them the opportunity to “opt in” to certain of the FLSA collective actions and about 2,000 have elected to participate in these lawsuits. The Company has aggressively challenged both the merits of the lawsuits and the allegation that the cases should be certified as class or collective actions. In light of the cost and uncertainty involved in this litigation, however, the Company has negotiated an agreement with plaintiffs’ counsel on the key terms of a global settlement. Any final resolution of these matters will be subject to approval by a court, and as yet the parties have not finalized a settlement agreement or submitted any agreement for court approval. The Company has established legal reserves related to these matters at June 30, 2011 to cover the estimated settlement payments.

Part II	Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table presents the total number of shares purchased in the three months ended June 30, 2011, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to the 2010 Repurchase Program.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2011 through April 30, 2011	63,808	$ 33.51	63,808	$ 1,530,922,269
May 1, 2011 through May 31, 2011	3,408,507	$ 38.25	3,408,507	$ 1,400,551,588
June 1, 2011 through June 30, 2011	9,851,140	$ 37.72	9,851,140	$ 1,029,010,380

Part II	Item 6

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

3.2*	By-laws of the Registrant, as amended and restated [incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated May 13, 2011 (Commission File No. 001-01011)].

10.1

Four-Year Credit Agreement dated as of May 12, 2011 by and among the Registrant, the lenders party hereto, Barclays Capital and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, Bank of America, N.A. and Wells Fargo Bank, N.A., as Co-Documentation Agents, and The Bank of New York Mellon, as Administrative Agent.

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

101

The following materials from the CVS Caremark Corporation Quarterly Report on Form 10-Q for the three months ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related Footnotes to the Condensed Consolidated Financial Statements.

Signatures:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CVS Caremark Corporation

(Registrant)

/s/ David M. Denton

David M. Denton

Executive Vice President and

Chief Financial Officer

August 4, 2011