Form 10-Q
period 2011-09-30
CVS CAREMARK CORP
filed 2011-11-03
CIK 64803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2011

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

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Common Stock, $0.01 par value, issued and outstanding at October 31, 2011:

1,301,630,309 shares

Part I	Item 1

CVS Caremark Corporation

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions, except per share amounts	2011	2010	2011	2010

Net revenues	$26,674	$23,711	$78,783	$71,189
Cost of revenues	21,496	18,696	63,777	56,424
Gross profit	5,178	5,015	15,006	14,765
Operating expenses	3,594	3,537	10,633	10,389
Operating profit	1,584	1,478	4,373	4,376
Interest expense, net	155	137	437	399
Income before income tax provision	1,429	1,341	3,936	3,977
Income tax provision	562	526	1,547	1,575
Income from continuing operations	867	815	2,389	2,402
Income (loss) from discontinued operations, net of tax	—	(7)	5	(3)
Net income	867	808	2,394	2,399
Net loss attributable to noncontrolling interest	1	1	3	2
Net income attributable to CVS Caremark	$868	$809	$2,397	$2,401

Basic earnings per common share:
Income from continuing operations attributable to CVS Caremark	$0.65	$0.60	$1.77	$1.76
Income (loss) from discontinued operations attributable to CVS Caremark	—	(0.01)	0.01	(0.01)
Net income attributable to CVS Caremark	$0.65	$0.59	$1.78	$1.75
Weighted average basic common shares outstanding	1,332	1,360	1,350	1,368

Diluted earnings per common share:
Income from continuing operations attributable to CVS Caremark	$0.65	$0.60	$1.76	$1.75
Income (loss) from discontinued operations attributable to CVS Caremark	—	(0.01)	0.01	(0.01)
Net income attributable to CVS Caremark	$0.65	$0.59	$1.77	$1.74
Weighted average diluted common shares outstanding	1,340	1,368	1,356	1,378

Dividends declared per common share	$0.1250	$0.0875	$0.3750	$0.2625

See accompanying notes to condensed consolidated financial statements.

Part I	Item 1

CVS Caremark Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
In millions, except per share amounts	2011	2010
Assets:
Cash and cash equivalents	$1,707	$1,427
Short-term investments	5	4
Accounts receivable, net	5,901	4,925
Inventories	10,379	10,695
Deferred income taxes	444	511
Other current assets	502	144
Total current assets	18,938	17,706
Property and equipment, net	8,642	8,322
Goodwill	26,506	25,669
Intangible assets, net	9,947	9,784
Other assets	1,218	688
Total assets	$65,251	$62,169

Liabilities:
Accounts payable	$4,387	$4,026
Claims and discounts payable	3,103	2,569
Accrued expenses	4,259	3,070
Short-term debt	530	300
Current portion of long-term debt	71	1,105
Total current liabilities	12,350	11,070
Long-term debt	10,167	8,652
Deferred income taxes	3,868	3,655
Other long-term liabilities	1,348	1,058
Commitments and contingencies (Note 12)
Redeemable noncontrolling interest	31	34

Shareholders’ equity:
Preferred stock, par value $0.01: 0.1 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01: 3,200 shares authorized; 1,636 shares issued and 1,308 shares outstanding at September 30, 2011 and 1,624 shares issued and 1,363 shares outstanding at December 31, 2010	16	16
Treasury stock, at cost: 326 shares at September 30, 2011 and 259 shares at December 31, 2010	(11,500)	(9,030)
Shares held in trust: 2 shares at September 30, 2011 and December 31, 2010	(56)	(56)
Capital surplus	27,987	27,610
Retained earnings	21,192	19,303
Accumulated other comprehensive loss	(152)	(143)
Total shareholders’ equity	37,487	37,700
Total liabilities and shareholders’ equity	$65,251	$62,169

See accompanying notes to condensed consolidated financial statements.

Part I	Item 1

CVS Caremark Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
In millions	2011	2010
Cash flows from operating activities:
Cash receipts from customers	$72,875	$68,524
Cash paid for inventory and prescriptions dispensed by retail network pharmacies	(55,625)	(52,953)
Cash paid to other suppliers and employees	(10,092)	(10,346)
Interest received	3	3
Interest paid	(454)	(439)
Income taxes paid	(1,672)	(1,785)
Net cash provided by operating activities	5,035	3,004

Cash flows from investing activities:
Purchases of property and equipment	(1,168)	(1,379)
Proceeds from sale-leaseback transactions	11	124
Proceeds from sale of property and equipment	1	24
Acquisitions (net of cash acquired) and other investments	(1,406)	(158)
Purchase of short-term investments	(3)	—
Maturity of short-term investments	2	1
Net cash used in investing activities	(2,563)	(1,388)

Cash flows from financing activities:
Increase in short-term debt	230	1,069
Proceeds from issuance of long-term debt	1,463	991
Repayments of long-term debt	(1,149)	(2,102)
Dividends paid	(508)	(360)
Derivative settlements	(19)	(5)
Proceeds from exercise of stock options	341	171
Excess tax benefits from stock-based compensation	12	13
Repurchase of common stock	(2,553)	(1,500)
Other	(9)	—
Net cash used in financing activities	(2,192)	(1,723)
Net increase (decrease) in cash and cash equivalents	280	(107)
Cash and cash equivalents at beginning of period	1,427	1,086
Cash and cash equivalents at end of period	$1,707	$979

Reconciliation of net income to net cash provided by operating activities:
Net income	$2,394	$2,399
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,172	1,096
Stock-based compensation	100	112
Deferred income taxes and other non-cash items	134	43
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(479)	346
Inventories	316	(242)
Other current assets	(173)	(41)
Other assets	(52)	11
Accounts payable and claims and discounts payable	716	(112)
Accrued expenses	980	(567)
Other long-term liabilities	(73)	(41)
Net cash provided by operating activities	$5,035	$3,004

See accompanying notes to condensed consolidated financial statements.

Part I	Item 1

CVS Caremark Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CVS Caremark Corporation and its majority owned subsidiaries (“CVS Caremark” or the “Company”) have been prepared, in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. In accordance with such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in Exhibit 13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”).

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

As of September 30, 2011, the carrying value of cash and cash equivalents, short-term investments, accounts receivable and short-term debt approximated their fair value due to the short-term nature of these financial instruments. The Company invests in money market funds, commercial paper and time deposits that are classified as cash and cash equivalents within the accompanying condensed consolidated balance sheets, as these funds are highly liquid and readily convertible to known amounts of cash. These investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company’s short-term investments consist of certificates of deposit with initial maturities of greater than three months when purchased. These investments, which are classified within Level 1 of the fair value hierarchy, are carried at historical cost, which approximated fair value at September 30, 2011. The carrying amount and estimated fair value of the Company’s total long-term debt was $10.2 billion and $11.5 billion, respectively, as of September 30, 2011. The fair value of the Company’s total long-term debt was estimated based on rates currently offered to the Company for debt with identical terms and maturities, which is considered Level 1 of the fair value hierarchy.

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income in either (1) a single continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 does not change the items that are required to be reported in other comprehensive income. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and should be applied retrospectively. The Company is still evaluating which of the two alternatives it will apply in reporting comprehensive income. Neither alternative is expected to have a material impact on the Company’s consolidated results of operations and neither alternative will have an impact on the Company’s financial condition or cash flows.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 allows entities to use a qualitative approach to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If after performing the qualitative assessment an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step goodwill impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-08 will have a material impact on the Company’s consolidated results of operations, financial condition or cash flows.

In September 2011, the FASB issued ASU 2011-09, Disclosures about an Employer’s Participation in a Multiemployer Plan (“ASU 2011-09”). ASU 2011-09 requires additional quantitative and qualitative disclosures of entities who participate in multiemployer pension and other postretirement plans. ASU 2011-09 is effective for annual periods ending after December 15, 2011 and should be applied retrospectively. The Company is currently evaluating the impact of adopting ASU 2011-09.

Note 2 – Acquisition

On April 29, 2011, the Company acquired the Medicare prescription drug business of Universal American Corp. (the “UAM Medicare Part D Business”) for approximately $1.3 billion. The UAM Medicare Part D Business offers prescription drug plan benefits to Medicare beneficiaries throughout the United States through its Community CCRxSM prescription drug plan. The fair value of assets acquired and liabilities assumed were $2.4 billion and $1.1 billion, respectively, which included identifiable intangible assets of approximately $0.4 billion and goodwill of approximately $1.0 billion that were recorded in the Company’s Pharmacy Services segment. The allocation of the purchase price is preliminary and is based on information that was available to management at the time the condensed consolidated financial statements were prepared, accordingly, the allocation may change. The Company’s results of operations and cash flows include the UAM Medicare Part D Business beginning on April 29, 2011.

Note 3 – Discontinued Operations

On September 26, 2011, the Company entered into an agreement with AmerisourceBergen Corporation (“ABC”) to sell its TheraCom, L.L.C. (“TheraCom”) subsidiary for $250 million. On November 1, 2011, the Company completed the sale of TheraCom to ABC. TheraCom is a provider of commercialization support services to the biotech and pharmaceutical industry. As of September 30, 2011 and December 31, 2010, TheraCom had approximately $0.1 billion of current assets (consisting primarily of accounts receivable) and $0.1 billion of current liabilities (consisting primarily of accounts payable). In connection with the anticipated sale, as of September 30, 2011, the Company reclassified approximately $0.2 billion of goodwill expected to be derecognized as part of the sale to other current assets. The TheraCom business has historically been part of the Company’s Pharmacy Services segment. The results of the TheraCom business are presented as discontinued operations and have been excluded from both continuing operations and segment results for all periods presented.

In connection with certain business dispositions completed between 1991 and 1997, the Company retained guarantees on store lease obligations for a number of former subsidiaries, including Linens ‘n Things which filed for bankruptcy in 2008. The Company’s income (loss) from discontinued operations includes lease-related costs which the Company believes it will likely be required to satisfy pursuant to its Linens ‘n Things lease guarantees.

Below is a summary of the results of discontinued operations:

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
In millions	TheraCom	Linens ‘n Things	Total	TheraCom	Linens ‘n Things	Total

Net revenues	$181	$—	$181	$164	$—	$164

Income from operations	$4	$—	$4	$6	$—	$6
Loss on disposal	—	(4)	(4)	—	(18)	(18)
Income tax benefit (provision)	(1)	1	—	(2)	7	5
Income (loss) from discontinued operations, net of tax	$3	$(3)	$—	$4	$(11)	$(7)

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	TheraCom	Linens ‘n Things	Total	TheraCom	Linens ‘n Things	Total

Net revenues	$582	$—	$582	$452	$—	$452

Income from operations	$16	$—	$16	$18	$—	$18
Loss on disposal	—	(8)	(8)	—	(22)	(22)
Income tax benefit (provision)	(6)	3	(3)	(7)	8	1
Income (loss) from discontinued operations, net of tax	$10	$(5)	$5	$11	$(14)	$(3)

Note 4 – Goodwill and Intangible Assets

Goodwill and indefinitely-lived trademarks are not amortized, but are subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate there may be impairment. During the three months ended September 30, 2011, the Company performed its required annual impairment tests and concluded there was no impairment of goodwill or trademarks.

The carrying amount of goodwill was $26.5 billion and $25.7 billion as of September 30, 2011 and December 31, 2010, respectively. The $0.8 billion increase in goodwill for the nine months ended September 30, 2011 was primarily due to an increase of approximately $1.0 billion related to the acquisition of the UAM Medicare Part D Business, partially offset by an approximately $0.2 billion reclassification of goodwill associated with the TheraCom business held for sale, which was reclassified to other current assets as a result of the anticipated sale. Intangible assets with finite useful lives are amortized over their estimated useful life.

The following is a summary of the Company’s intangible assets as of the respective balance sheet dates:

	As of September 30, 2011			As of December 31, 2010
In millions	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Trademarks (indefinitely-lived)	$6,398	$—	$6,398	$6,398	$—	$6,398
Customer contracts and relationships and covenants not to compete	5,376	(2,284)	3,092	4,903	(1,982)	2,921
Favorable leases and other	785	(328)	457	762	(297)	465
	$12,559	$(2,612)	$9,947	$12,063	$(2,279)	$9,784

The amortization expense related to finite-lived intangible assets for the three and nine months ended September 30, 2011 was $118 million and $338 million, respectively. The amortization expense related to finite-lived intangible assets for the three and nine months ended September 30, 2010 was $108 million and $319 million, respectively.

Note 5 – Segment Reporting

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

The Pharmacy Services segment provides a full range of pharmacy benefit management (“PBM”) services including mail order pharmacy services, specialty pharmacy services, plan design consultation and administration, formulary management and claims processing. The Company’s customers are primarily employers, insurance companies, unions, government employee groups, managed care organizations, other sponsors of health benefit plans and individuals throughout the United States. In addition, through our SilverScript Insurance Company, Accendo Insurance Company, and Pennsylvania Life Insurance Company subsidiaries, we are a national provider of drug benefits to eligible beneficiaries under the Federal Government’s Medicare Part D program. The Pharmacy Services business operates under the CVS Caremark® Pharmacy Services, Caremark®, CVS Caremark®, CarePlus CVS/pharmacy®, CarePlus™, RxAmerica®, Memberhealth®, MHRx® and Accordant® names. As of September 30, 2011, the Pharmacy Services segment operated 31 retail specialty pharmacy stores, 13 specialty mail order pharmacies and four mail service pharmacies located in 23 states, Puerto Rico and the District of Columbia.

The Retail Pharmacy segment sells prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, photo finishing, seasonal merchandise, greeting cards and convenience foods through our CVS/pharmacy® and Longs Drug® retail stores, our CarePlus™ and CarePlus CVS/pharmacy® onsite stores and apothecaries, and online through CVS.com®. As of September 30, 2011, the Retail Pharmacy segment included 7,304 retail drugstores, of which 7,247 operated a pharmacy, the online retail website, CVS.com, 32 retail apothecary pharmacies and 645 retail health care clinics. The retail drugstores are located in 41 states, Puerto Rico and the District of Columbia. The retail health care clinics operate under the MinuteClinic® name, of which 635 are located within CVS/pharmacy stores. MinuteClinics utilize nationally recognized medical protocols to diagnose and treat minor health conditions, perform health screenings, monitor chronic conditions and deliver vaccinations. The clinics are staffed by board-certified nurse practitioners and physician assistants who provide access to affordable care without appointment.

The Corporate segment provides management and administrative services to support the Company. The Corporate segment consists of certain aspects of our executive management, corporate relations, legal, compliance, human resources, corporate information technology and finance departments.

In millions	Pharmacy Services Segment(1)	Retail Pharmacy Segment	Corporate Segment	Intersegment Eliminations(2)	Consolidated Totals
Three Months Ended
September 30, 2011:
Net revenues	$14,798	$14,693	$—	$(2,817)	$26,674
Gross profit	914	4,306	—	(42)	5,178
Operating profit (loss)	657	1,123	(154)	(42)	1,584
September 30, 2010(3):
Net revenues	11,762	14,159	—	(2,210)	23,711
Gross profit	873	4,181	—	(39)	5,015
Operating profit (loss)	646	1,039	(168)	(39)	1,478
Nine Months Ended
September 30, 2011:
Net revenues	43,000	44,106	—	(8,323)	78,783
Gross profit	2,263	12,860	—	(117)	15,006
Operating profit (loss)	1,496	3,459	(465)	(117)	4,373
September 30, 2010(3):
Net revenues	35,151	42,448	—	(6,410)	71,189
Gross profit	2,460	12,397	—	(92)	14,765
Operating profit (loss)	1,763	3,164	(459)	(92)	4,376
Total assets:
September 30, 2011	35,817	28,774	1,203	(543)	65,251
December 31, 2010	32,254	28,927	1,439	(451)	62,169
Goodwill:
September 30, 2011	19,705	6,801	—	—	26,506
December 31, 2010	18,868	6,801	—	—	25,669

(1)          Net revenues of the Pharmacy Services segment include approximately $1.9 billion and $1.6 billion of retail co-payments for the three months ended September 30, 2011 and 2010, respectively, as well as $6.0 billion and $5.0 billion of retail co-payments for the nine months ended September 30, 2011 and 2010, respectively.

(2)          Intersegment eliminations relate to two types of transactions: (i) Intersegment revenues that occur when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue on a standalone basis, and (ii) Intersegment revenues, gross profit and operating profit that occur when Pharmacy Services segment customers, through the Company’s intersegment activities (such as the Maintenance Choice program), elect to pick-up their maintenance prescriptions at Retail Pharmacy segment stores instead of receiving them through the mail. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue, gross profit and operating profit on a standalone basis. As a result, both the Pharmacy Services and the Retail Pharmacy segments include the following results associated with this activity: net revenues of $657 million and $489 million for the three months ended September 30, 2011 and 2010, respectively, and $1.8 billion and $1.3 billion for the nine months ended September 30, 2011 and 2010, respectively; gross profit and operating profit of $42 million and $39 million for the three months ended September 30, 2011 and 2010, respectively, and $117 million and $92 million for the nine months ended September 30, 2011 and 2010, respectively.

(3)          The results of the Pharmacy Services segment for the three and nine months ended September 30, 2010 have been revised to reflect the results of TheraCom as discontinued operations. See Note 3 to the condensed consolidated financial statements.

Note 6 – Long-Term Debt

On May 12, 2011, the Company issued $550 million of 4.125% unsecured senior notes due May 15, 2021 and issued $950 million of 5.75% unsecured senior notes due May 15, 2041 (collectively, the “2011 Notes”). The 2011 Notes pay interest semi-annually and may be redeemed, in whole at any time, or in part from time to time, at the Company’s option at a defined redemption price plus accrued and unpaid interest to the redemption date. The net proceeds of the 2011 Notes were used to repay commercial paper borrowings and certain other corporate debt, and may also be used for general corporate purposes.

Note 7 – Share Repurchase Programs

On June 14, 2010, the Company’s Board of Directors authorized a share repurchase program for up to $2.0 billion of outstanding common stock (the “2010 Repurchase Program”). The share repurchase authorization, which was effective immediately and expires at the end of 2011, permits the Company to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase transactions, and/or other derivative transactions. The 2010 Repurchase Program may be modified, extended or terminated by the Board of Directors at any time. During the three and nine months ended September 30, 2011, the Company repurchased an aggregate of 16.3 million and 43.8 million shares of common stock for approximately $579 million and $1.5 billion, respectively, pursuant to the 2010 Repurchase Program. During 2010, the Company did not make any share repurchases under the 2010 Repurchase Program. As of September 30, 2011, there was approximately $450 million available for repurchases under the 2010 Repurchase Program.

On August 23, 2011, the Company’s Board of Directors authorized a new share repurchase program for up to $4.0 billion of outstanding common stock (the “2011 Repurchase Program”). The share repurchase authorization, which was effective immediately, permits the Company to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase transactions, and/or other derivative transactions. The 2011 Repurchase Program may be modified or terminated by the Board of Directors at any time.

Pursuant to the authorization under the 2011 Repurchase Program, on August 24, 2011, the Company entered into a $1.0 billion fixed dollar accelerated share repurchase (“ASR”) agreement with Barclays Bank PLC (“Barclays”). The ASR agreement contains provisions that establish the minimum and maximum number of shares that will be repurchased during its term. Pursuant to the ASR agreement, on August 25, 2011, the Company paid $1.0 billion to Barclays in exchange for Barclays delivering 20.3 million shares of common stock to the Company. On September 16, 2011, upon establishment of the minimum number of shares to be repurchased, Barclays delivered an additional 5.4 million shares of common stock to the Company. The aggregate 25.7 million shares of common stock delivered to the Company by Barclays, were placed into treasury stock. The Company may receive up to 3.5 million additional shares of common stock, depending on the market price of common stock over the term of the ASR agreement, which is currently expected to conclude during the fourth quarter of 2011.

Note 8 – Stock-Based Compensation

Compensation expense related to stock options for the three and nine months ended September 30, 2011 totaled $28 million and $83 million, respectively, compared to $30 million and $95 million for the three and nine months ended September 30, 2010, respectively. Compensation expense related to restricted stock awards for the three and nine months ended September 30, 2011 totaled $6 million and $16 million, respectively, compared to $6 million and $17 million for the three and nine months ended September 30, 2010, respectively. The Company had 63.9 million stock options outstanding as of September 30, 2011 with a weighted average exercise price of $32.91 and a weighted average contractual term of 4.2 years.

Note 9 – Interest Expense

The following are the components of net interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2011	2010	2011	2010

Interest expense	$156	$138	$440	$402
Interest income	(1)	(1)	(3)	(3)
Interest expense, net	$155	$137	$437	$399

Note 10 – Comprehensive Income

The following are the components of comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2011	2010	2011	2010

Net income	$867	$808	$2,394	$ 2,399
Net cash flow hedges, net of tax	1	—	(9)	(2)
Pension adjustment, net of tax	—	—	—	4
Comprehensive income	868	808	2,385	2,401
Comprehensive loss attributable to noncontrolling interest	1	1	3	2
Comprehensive income attributable to CVS Caremark	$869	$809	$2,388	$ 2,403

Note 11 – Earnings Per Share

Basic earnings per common share attributable to CVS Caremark is computed by dividing: (i) net income attributable to CVS Caremark by (ii) the weighted average number of common shares outstanding in the period (the “Basic Shares”).

Diluted earnings per common share attributable to CVS Caremark is computed by dividing: (i) net income attributable to CVS Caremark by (ii) Basic Shares plus the additional shares that would be issued assuming that all dilutive stock awards are exercised. Options to purchase approximately 34.1 million and 40.9 million shares of common stock were outstanding, but were not included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2011, respectively, because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. For the same reason, options to purchase approximately 38.4 million and 33.4 million shares of common stock were outstanding, but were not included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2010, respectively.

The following is a reconciliation of basic and diluted earnings per common share for the respective periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions, except per share amounts	2011	2010	2011	2010
Numerators for earnings per common share calculations:
Income from continuing operations	$ 867	$ 815	$ 2,389	$ 2,402
Net loss attributable to noncontrolling interest	1	1	3	2
Income from continuing operations attributable to CVS Caremark	868	816	2,392	2,404
Income (loss) from discontinued operations, net of tax	-	(7)	5	(3)
Net income attributable to CVS Caremark, basic and diluted	$ 868	$ 809	$ 2,397	$ 2,401

Denominators for earnings per common share calculations:
Weighted average common shares, basic	1,332	1,360	1,350	1,368
Effect of dilutive securities:
Stock options	6	6	5	7
Restricted stock units	2	2	1	3
Weighted average common shares, diluted	1,340	1,368	1,356	1,378
Basic earnings per common share:
Income from continuing operations attributable to CVS Caremark	$ 0.65	$ 0.60	$ 1.77	$ 1.76
Income (loss) from discontinued operations attributable to CVS Caremark	—	(0.01)	0.01	(0.01)
Net income attributable to CVS Caremark	$ 0.65	$ 0.59	$ 1.78	$ 1.75
Diluted earnings per common share:
Income from continuing operations attributable to CVS Caremark	$ 0.65	$ 0.60	$ 1.76	$ 1.75
Income (loss) from discontinued operations attributable to CVS Caremark	—	(0.01)	0.01	(0.01)
Net income attributable to CVS Caremark	$ 0.65	$ 0.59	$ 1.77	$ 1.74

Note 12 – Commitments and Contingencies

Lease Guarantees

Between 1991 and 1997, the Company sold or spun off a number of subsidiaries, including Bob’s Stores, Linens ‘n Things, Marshalls, Kay-Bee Toys, Wilsons, This End Up and Footstar. In many cases, when a former subsidiary leased a store, the Company provided a guarantee of the store’s lease obligations. When the subsidiaries were disposed of, the Company’s guarantees remained in place, although each initial purchaser has indemnified the Company for any lease obligations the Company was required to satisfy. If any of the purchasers or any of the former subsidiaries were to become insolvent and failed to make the required payments under a store lease, the Company could be required to satisfy these obligations. As of September 30, 2011, the Company guaranteed approximately 84 such store leases (excluding the lease guarantees related to Linens ‘n Things, which are discussed in Note 3), with the maximum remaining lease term extending through 2021. Management believes the ultimate disposition of any of the remaining guarantees will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or future cash flows.

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

Caremark (the term “Caremark” being used herein to generally refer to any one or more of the PBM subsidiaries of the Company, as applicable) is a defendant in a qui tam lawsuit initially filed by a relator on behalf of various state and federal government agencies in Texas federal court in 1999. The case was unsealed in May 2005. The case seeks monetary damages and alleges that Caremark’s processing of Medicaid and certain other government claims on behalf of its clients (which allegedly resulted in underpayments from our clients to the applicable government agencies) on one of Caremark’s adjudication platforms violates applicable federal or state false claims acts and fraud statutes. The United States and the States of Texas, Tennessee, Florida, Arkansas, Louisiana and California intervened in the lawsuit, but Tennessee and Florida withdrew from the lawsuit in August 2006 and May 2007, respectively. Thereafter, in 2008, the Company prevailed on several motions for partial summary judgment and, following an appellate ruling from the Fifth Circuit Court of Appeals in 2011 which affirmed in part and reversed in part these prior rulings, the claims asserted in the case against Caremark have been substantially narrowed. In April 2009, the State of Texas filed a purported civil enforcement action against Caremark for injunctive relief, damages and civil penalties in Travis County, Texas alleging that Caremark violated the Texas Medicaid Fraud Prevention Act and other state laws based on our processing of Texas Medicaid claims on behalf of PBM clients. In September 2011, the Company prevailed on a motion for partial summary judgment against the State of Texas and narrowed the remaining claims in the lawsuit. The claims and issues raised in this lawsuit are related to the claims and issues pending in the federal qui tam lawsuit described above.

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

In August 2006, the Bellevue case and the North Jackson Pharmacy case were both transferred to Pennsylvania federal court by the Judicial Panel on Multidistrict Litigation for coordinated and consolidated proceedings with other cases before the panel, including cases against other PBMs. Caremark appealed a decision vacating the order compelling arbitration and staying the proceedings in the Bellevue case and, following the appeal, the Court of Appeals reinstated the order compelling arbitration of the Bellevue case. Motions for class certification in the coordinated cases within the multidistrict litigation, including the North Jackson Pharmacy case, remain pending, and in 2011 were reassigned to a new judge who ordered supplemental briefing of the class certification. The consolidated action is now known as the In Re Pharmacy Benefit Managers Antitrust Litigation.

In August 2009, the Company was notified by the Federal Trade Commission (“FTC”) that it is conducting a non-public investigation under the Federal Trade Commission Act into certain of the Company’s business practices. In March 2010, the Company learned that various State Attorneys General offices and certain other government agencies are conducting a multi-state investigation of the Company regarding issues similar to those being investigated by the FTC. At this time, 24 states, the District of Columbia, and the County of Los Angeles are known to be participating in this multi-state investigation. The Company has been cooperating in these investigations, and has provided documents and other information as requested. The Company is not able to predict with certainty the timing or outcome of these investigations. However, it remains confident that its business practices and service offerings (which are designed to reduce health care costs and expand consumer choice) are being conducted in compliance with the antitrust laws.

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

Since March 2009, the Company has been named in a series of putative collective and class action lawsuits filed in federal courts around the country, purportedly on behalf of current and former assistant store managers working in the Company’s stores at various locations outside California. The lawsuits allege that the Company failed to pay overtime to assistant store managers as required under the Fair Labor Standards Act (“FLSA”) and under certain state statutes. The lawsuits also seek other relief, including liquidated damages, punitive damages, attorneys’ fees, costs and injunctive relief arising out of the state and federal claims for overtime pay. Notice was issued to over 13,000 current and former assistant store managers offering them the opportunity to “opt in” to certain of the FLSA collective actions and about 2,000 have elected to participate in these lawsuits. The Company has aggressively challenged both the merits of the lawsuits and the allegation that the cases should be certified as class or collective actions. In light of the cost and uncertainty involved in this litigation, however, the Company has negotiated an agreement with plaintiffs’ counsel on the key terms of a global settlement. Any final resolution of these matters will be subject to approval by a court, and as yet the parties have not finalized a settlement agreement or submitted any agreement for court approval. The Company has established legal reserves related to these matters at September 30, 2011 to cover the estimated settlement payments.

In March 2009, the Company received a subpoena from the OIG requesting information about programs under which the Company has offered customers remuneration conditioned upon the transfer of prescriptions for drugs or medications to our pharmacies in the form of gift cards, cash, non-prescription merchandise or discounts or coupons for non-prescription merchandise. The subpoena relates to an investigation of possible false or otherwise improper claims for payment under the Medicare and Medicaid programs. The Company continues to respond to this request for information and has been producing responsive documents on a rolling basis. We cannot predict with certainty the timing or outcome of any reviews by the government of such information.

In November 2009, a securities class action lawsuit was filed in the United States District Court for the District of Rhode Island purportedly on behalf of purchasers of CVS Caremark Corporation stock between May 5, 2009 and November 4, 2009. The lawsuit names the Company and certain officers as defendants and includes allegations of securities fraud relating to public disclosures made by the Company concerning the PBM business and allegations of insider trading. In addition, a shareholder derivative lawsuit was filed in December 2009 in the same court against the directors and certain officers of the Company. A derivative lawsuit is a lawsuit filed by a shareholder purporting to assert claims on behalf of a corporation against directors and officers of the corporation. This lawsuit includes allegations of, among other things, securities fraud, insider trading and breach of fiduciary duties and further alleges that the Company was damaged by the purchase of stock at allegedly inflated prices under its share repurchase program. In January 2011, both lawsuits were transferred to the United States District Court for the District of New Hampshire. The Company believes these lawsuits are without merit, and the Company plans to defend them vigorously. The Company received a subpoena dated February 28, 2011 from the SEC requesting, among other corporate records, information relating to public disclosures made by the Company in 2009 concerning its PBM and Medicare Part D businesses and information concerning ownership and transactions in the Company’s securities by certain officers of the Company. The Company received a related subpoena dated September 20, 2011 from the SEC seeking, among other things, additional information concerning securities transactions by certain employees of the Company and public disclosures made by the Company during 2009. The Company is cooperating with these requests for information and has been providing documents and other information to the SEC as requested.

In addition to the legal matters described above, the Company is also a party to other legal proceedings and inquiries arising in the normal course of its business, none of which is expected to be material to the Company.

Part I	Item 1

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

CVS Caremark Corporation:

We have reviewed the condensed consolidated balance sheet of CVS Caremark Corporation (the Company) as of September 30, 2011, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2011 and 2010, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2011 and 2010. These financial statements are the responsibility of the Company’s management.

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

November 3, 2011

Boston, Massachusetts

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of Our Business

CVS Caremark Corporation (“CVS Caremark”, the “Company”, “we” or “us”), together with its subsidiaries, is the largest pharmacy health care provider in the United States. As a fully integrated pharmacy services company, we believe we can drive value for our customers by effectively managing pharmaceutical costs and improving health care outcomes through our pharmacy benefit management (“PBM”), mail order and specialty pharmacy division; our approximately 7,300 CVS/pharmacy® retail stores; our retail-based health clinic subsidiary, MinuteClinic®; and our online pharmacy, CVS.com®.

We currently have three reportable segments: Pharmacy Services, Retail Pharmacy and Corporate.

Pharmacy Services Segment

Our Pharmacy Services segment provides a full range of PBM services including mail order pharmacy services, specialty pharmacy services, plan design and administration, formulary management and claims processing. Our clients are primarily employers, insurance companies, unions, government employee groups, managed care organizations and other sponsors of health benefit plans and individuals throughout the United States. As a PBM, we manage the dispensing of pharmaceuticals through our mail order pharmacies and national network of approximately 65,000 retail pharmacies (which include our CVS/pharmacy stores) to eligible members in the benefit plans maintained by our clients and utilize our information systems to perform, among other things, safety checks, drug interaction screenings and brand to generic substitutions.

Our specialty pharmacies support individuals that require complex and expensive drug therapies. Our specialty pharmacy business includes mail order and retail specialty pharmacies that operate under the CVS Caremark® and CarePlus CVS/pharmacy® names. We also provide health management programs, which include integrated disease management for 28 conditions, through our strategic alliance with Alere, L.L.C. and our Accordant® health management offering. In addition, through our SilverScript Insurance Company, Accendo Insurance Company, and Pennsylvania Life Insurance Company subsidiaries, we are a national provider of drug benefits to eligible beneficiaries under the Federal Government’s Medicare Part D program. The Pharmacy Services business operates under the CVS Caremark® Pharmacy Services (“Caremark”), Caremark®, CVS Caremark®, CarePlus CVS/pharmacy®, RxAmerica®, Memberhealth®, MHRx® and Accordant® names. As of September 30, 2011, the Pharmacy Services segment operated 31 retail specialty pharmacy stores, 13 specialty mail order pharmacies and four mail service pharmacies located in 23 states, Puerto Rico and the District of Columbia.

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

Retail Pharmacy Segment

Our Retail Pharmacy segment sells prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, photo finishing, seasonal merchandise, greeting cards and convenience foods through our CVS/pharmacy® and Longs Drugs® retail stores, our CarePlus™ and CarePlus CVS/pharmacy® onsite stores and apothecaries,  and online through CVS.com®. Our Retail Pharmacy segment derives the majority of its revenues through the sale of prescription drugs, which are dispensed by our more than 21,000 retail pharmacists. Our Retail Pharmacy segment also provides health care services through our MinuteClinic health care clinics. MinuteClinics are staffed by nurse practitioners and physician assistants who utilize nationally recognized protocols to diagnose and treat minor health conditions, perform health screenings, monitor chronic conditions, and deliver vaccinations. As of September 30, 2011, our Retail Pharmacy segment included 7,304 retail drugstores (of which 7,247 operated a pharmacy) located in 41 states, the District of Columbia, and Puerto Rico operating primarily under the CVS/pharmacy or Longs Drugs names, our online retail website, CVS.com, 32 retail apothecary pharmacy stores and 645 retail health care clinics operating under the MinuteClinic name (of which 635 were located in CVS/pharmacy stores).

Corporate Segment

The Corporate segment provides management and administrative services to support the Company. The Corporate segment consists of certain aspects of our executive management, corporate relations, legal, compliance, human resources, corporate information technology and finance departments.

Results of Operations

The following discussion explains the material changes in our results of operations for the three and nine months ended September 30, 2011 and 2010, and the significant developments affecting our financial condition since December 31, 2010. We strongly recommend that you read our audited consolidated financial statements and footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”) along with this report.

Summary of the Condensed Consolidated Financial Results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2011	2010	2011	2010

Net revenues	$26,674	$23,711	$78,783	$71,189
Cost of revenues	21,496	18,696	63,777	56,424
Gross profit	5,178	5,015	15,006	14,765
Operating expenses	3,594	3,537	10,633	10,389
Operating profit	1,584	1,478	4,373	4,376
Interest expense, net	155	137	437	399
Income before income tax provision	1,429	1,341	3,936	3,977
Income tax provision	562	526	1,547	1,575
Income from continuing operations	867	815	2,389	2,402
Income (loss) from discontinued operations, net of tax	-	(7)	5	(3)
Net income	867	808	2,394	2,399
Net loss attributable to noncontrolling interest	1	1	3	2
Net income attributable to CVS Caremark	$868	$809	$2,397	$2,401

Net Revenues

Net revenues increased $3.0 billion, or 12.5% and $7.6 billion, or 10.7% in the three and nine months ended September 30, 2011, respectively, as compared to the prior year periods. Net revenues were positively impacted by revenue associated with our previously announced long-term contract to provide PBM services to a large health insurance carrier, which became effective January 1, 2011, activity resulting from our acquisition of the UAM Medicare Part D Business, as well as the positive same store and new store sales in our Retail Pharmacy segment.

Please see the section entitled “Segment Analysis” below for additional information regarding net revenues.

Gross Profit

Gross profit dollars increased $163 million, or 3.3% and $241 million, or 1.6% in the three and nine months ended September 30, 2011, respectively, as compared to the prior year periods. Gross profit as a percentage of net revenues decreased approximately 170 basis points to 19.4% and approximately 170 basis points to 19.0% in the three and nine months ended September 30, 2011, respectively, as compared to the prior year periods. Gross profit as a percentage of net revenues decreased due to a decline in gross profit margins primarily in the Pharmacy Services segment.

Please see the section entitled “Segment Analysis” below for additional information regarding gross profit.

Operating Expenses

Operating expenses increased $57 million, or 1.6% and $244 million, or 2.3% in the three and nine months ended September 30, 2011, as compared to the prior year periods. Operating expenses as a percent of net revenues improved approximately 150 basis points to 13.5% and approximately 110 basis points to 13.5% in the three and nine months ended September 30, 2011. The increase in operating expenses in the three months ended September 30, 2011 was primarily due to incremental store operating costs associated with a higher store count as compared to the prior year period, as well as normal operating expenses associated with the UAM Medicare Part D Business. The increase in operating expenses in the nine months ended September 30, 2011 was primarily due to incremental store operating costs associated with a higher store count as compared to the prior year period, as well as costs associated with changes designed to streamline our Pharmacy Services segment and expenses associated with the acquisition and integration of the UAM Medicare Part D Business.

Please see the section entitled “Segment Analysis” below for additional information regarding operating expenses.

Interest Expense, net

Interest expense, net increased $18 million and $38 million in the three and nine months ended September 30, 2011, respectively, as compared to the prior year periods. This increase resulted from a higher average interest rate during the periods as the Company shifted from short-term debt to long-term debt.

For additional information on our financing activities, please see the “Liquidity and Capital Resources” section later in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Income Tax Provision

Our effective income tax rate was 39.3% for the three and nine months ended September 30, 2011, compared to 39.2% and 39.6% in the three and nine months ended September 30, 2010, respectively. The fluctuation in the effective income tax rate is primarily related to changes in state income tax expense and non-deductible items.

Income (Loss) from Discontinued Operations

Income (loss) from discontinued operations for the three months ended September 30, 2011 consisted of $3 million ($4 million, net of a $1 million income tax benefit) of lease-related costs associated with guarantees of store lease obligations of Linens ‘n Things, a former subsidiary of the Company that became insolvent subsequent to its disposition. These costs were offset by $3 million ($4 million, net of $1 million income tax expense) of income related to the operations of our TheraCom subsidiary. The loss from discontinued operations for the three months ended September 30, 2010 of $7 million consisted of $11 million ($18 million, net of a $7 million income tax benefit) of lease-related costs related to Linens ‘n Things lease guarantees, partially offset by $4 million ($6 million, net of $2 million income tax expense) of income related to the operations of our TheraCom subsidiary.

Income from discontinued operations for the nine months ended September 30, 2011 of $5 million consisted of $10 million ($16 million, net of $6 million income tax expense) of income related to the operations of our TheraCom subsidiary, partially offset by $5 million ($8 million, net of a $3 million income tax benefit) of lease-related costs related to Linens ‘n Things lease guarantees. The loss from discontinued operations for the nine months ended September 30, 2010 of $3 million consisted of $14 million ($22 million, net of a $8 million income tax benefit) of lease-related costs related to Linens ‘n Things lease guarantees, partially offset by $11 million ($18 million, net of $7 million income tax expense) of income related to the operations of our TheraCom subsidiary.

See Note 3 to the condensed consolidated financial statements for additional information about discontinued operations and see Note 12 to the condensed consolidated financial statements for additional information about our lease guarantees.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest represents the minority shareholders’ portion of the net loss from our majority owned subsidiary, Generation Health, Inc. The net loss attributable to noncontrolling interest for the three and nine months ended September 30, 2011 was approximately $1 million and $3 million, respectively, as compared to the three and nine months ended September 30, 2010 of approximately $1 million and $2 million, respectively.

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

In millions	Pharmacy Services Segment(1)	Retail Pharmacy Segment	Corporate Segment	Intersegment Eliminations(2)	Consolidated Totals
Three Months Ended
September 30, 2011:
Net revenues	$ 14,798	$ 14,693	$ —	$ (2,817)	$ 26,674
Gross profit	914	4,306	—	(42)	5,178
Operating profit (loss)	657	1,123	(154)	(42)	1,584
September 30, 2010(3):
Net revenues	11,762	14,159	—	(2,210)	23,711
Gross profit	873	4,181	—	(39)	5,015
Operating profit (loss)	646	1,039	(168)	(39)	1,478
Nine Months Ended
September 30, 2011:
Net revenues	43,000	44,106	—	(8,323)	78,783
Gross profit	2,263	12,860	—	(117)	15,006
Operating profit (loss)	1,496	3,459	(465)	(117)	4,373
September 30, 2010(3):
Net revenues	35,151	42,448	—	(6,410)	71,189
Gross profit	2,460	12,397	—	(92)	14,765
Operating profit (loss)	1,763	3,164	(459)	(92)	4,376

(1)          Net revenues of the Pharmacy Services segment include approximately $1.9 billion and $1.6 billion of retail co-payments for the three months ended September 30, 2011 and 2010, respectively, as well as $6.0 billion and $5.0 billion of retail co-payments for the nine months ended September 30, 2011 and 2010, respectively.

(2)          Intersegment eliminations relate to two types of transactions: (i) Intersegment revenues that occur when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue on a standalone basis and (ii) Intersegment revenues, gross profit and operating profit that occur when Pharmacy Services segment customers, through the Company’s intersegment activities (such as the Maintenance Choice program), elect to pick-up their maintenance prescriptions at Retail Pharmacy segment stores instead of receiving them through the mail. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue, gross profit and operating profit on a standalone basis. As a result, both the Pharmacy Services and the Retail Pharmacy segments include the following results associated with this activity: net revenues of $657 million and $489 million for the three months ended September 30, 2011 and 2010, respectively and $1.8 billion and $1.3 billion for the nine months ended September 30, 2011 and 2010, respectively; gross profit and operating profit of $42 million and $39 million for the three months ended September 30, 2011 and 2010, respectively and $117 million and $92 million for the nine months ended September 30, 2011 and 2010, respectively.

(3)          The results of the Pharmacy Services segment for the three and nine months ended September 30, 2010 have been revised to reflect the results of TheraCom as discontinued operations. See Note 3 to the condensed consolidated financial statements.

Pharmacy Services Segment

The following table summarizes our Pharmacy Services segment’s performance for the respective periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2011	2010(4)	2011	2010(4)

Net revenues	$ 14,798	$ 11,762	$ 43,000	$ 35,151
Gross profit	914	873	2,263	2,460
Gross profit % of net revenues	6.2%	7.4%	5.3%	7.0%
Operating expenses	257	227	767	697
Operating expense % of net revenues	1.7%	1.9%	1.8%	2.0%
Operating profit	657	646	1,496	1,763
Operating profit % of net revenues	4.4%	5.5%	3.5%	5.0%

Net revenues(1):
Mail choice(2)	$ 4,741	$ 4,071	$ 13,715	$ 12,010
Pharmacy network(3)	10,003	7,615	29,116	22,915
Other	54	76	169	226
Pharmacy claims processed(1):
Total	196.7	144.4	563.7	436.0
Mail choice(2)	17.5	16.2	52.8	47.6
Pharmacy network(3)	179.2	128.2	510.9	388.4
Generic dispensing rate(1):
Total	74.3%	72.0%	74.0%	71.1%
Mail choice(2)	65.0%	62.4%	64.4%	60.8%
Pharmacy network(3)	75.3%	73.1%	75.0%	72.3%
Mail choice penetration rate	21.8%	26.3%	22.8%	25.7%

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

(4)          The results of the Pharmacy Services segment for the three and nine months ended September 30, 2010 have been revised to reflect the results of TheraCom as discontinued operations. See Note 3 to the condensed consolidated financial statements.

Net Revenues

Net revenues increased $3.0 billion, or 25.8%, to $14.8 billion in the three months ended September 30, 2011, as compared to the prior year period. The increase in net revenues was primarily due to the addition of the previously announced long-term contract with a large health insurance carrier, which became effective on January 1, 2011, as well as activity resulting from our April 29, 2011 acquisition of the UAM Medicare Part D Business.

•      Our mail choice claims processed increased 8.0% to 17.5 million claims in the three months ended September 30, 2011, compared to 16.2 million claims in the prior year period. The increase in mail choice claim volume was primarily due to the addition of the previously announced long-term contract with a large health insurance carrier, which became effective on January 1, 2011.

•      Our average revenue per mail choice claim increased by 7.7%, compared to the prior year period. This increase was primarily due to drug cost inflation, partially offset by increases in the percentage of generic prescription drugs dispensed and changes in client pricing.

•      Our mail choice generic dispensing rate increased to 65.0% in the three months ended September 30, 2011, compared to 62.4% in the prior year period. This increase was primarily due to new generic prescription drug introductions and our continuous effort to encourage plan members to use generic prescription drugs when they are available.

•      Our pharmacy network claims processed increased 39.8% to 179.2 million claims in the three months ended September 30, 2011, compared to 128.2 million claims in the prior year period. The increase in the pharmacy network claim volume was primarily due to higher claims activity associated with our Medicare Part D program as a result of our acquisition of the UAM Medicare Part D Business completed during the second quarter of 2011, as well as the addition of the previously announced long-term contract with a large health insurance carrier. Additionally, we experienced an increase in covered lives under our legacy Medicare Part D program.

•      Our average revenue per pharmacy network claim processed decreased 6.0%, as compared to the prior year period. This decrease was primarily due to the impact of increases in the percentage of generic prescription drugs dispensed, changes in client pricing and the impact of our acquisition of the UAM Medicare Part D Business, partially offset by our previously announced long-term contract with a large health insurance carrier which became effective on January 1, 2011.

•      Our pharmacy network generic dispensing rate increased to 75.3% in the three months ended September 30, 2011, compared to 73.1% in the prior year period. This increase was primarily due to new generic prescription drug introductions and our continuous effort to encourage plan members to use generic prescription drugs when they are available.

Net revenues increased $7.8 billion, or 22.3%, to $43.0 billion in the nine months ended September 30, 2011, as compared to the prior year period. The increase in net revenues was primarily due to the addition of the previously announced long-term contract with a large health insurance carrier, which became effective on January 1, 2011, as well as activity resulting from our April 29, 2011 acquisition of the UAM Medicare Part D Business.

•      Our mail choice claims processed increased 10.9% to 52.8 million claims in the nine months ended September 30, 2011, compared to 47.6 million claims in the prior year period. The increase in mail choice claim volume was primarily due to the addition of the previously announced long-term contract with a large health insurance carrier, which became effective on January 1, 2011.

•      Our average revenue per mail choice claim increased by 3.0%, compared to the prior year period. This increase was primarily due to drug cost inflation, partially offset by increases in the percentage of generic prescription drugs dispensed and changes in client pricing.

•      Our mail choice generic dispensing rate increased to 64.4% in the nine months ended September 30, 2011, compared to 60.8% in the prior year period. This increase was primarily due to new generic prescription drug introductions and our continuous effort to encourage plan members to use generic prescription drugs when they are available.

•      Our pharmacy network claims processed increased 31.5% to 510.9 million claims in the nine months ended September 30, 2011, compared to 388.4 million claims in the prior year period. The increase in the pharmacy network claim volume was primarily due to the addition of the previously announced long-term contract with a large health insurance carrier. Additionally, we experienced higher claims activity associated with our Medicare Part D program as a result of our acquisition of the UAM Medicare Part D Business completed during the second quarter and increases in covered lives under our legacy Medicare Part D program.

•      Our average revenue per pharmacy network claim processed decreased 3.4%, as compared to the prior year period. This decrease was primarily due to increases in the percentage of generic prescription drugs dispensed and changes in client pricing, and the impact of our acquisition of the UAM Medicare Part D Business, partially offset by our previously announced long-term contract with a large health insurance carrier which became effective on January 1, 2011.

•      Our pharmacy network generic dispensing rate increased to 75.0% in the nine months ended September 30, 2011, compared to 72.3% in the prior year period. This increase was primarily due to new generic prescription drug introductions and our continuous effort to encourage plan members to use generic prescription drugs when they are available.

Gross Profit

Gross profit in our Pharmacy Services segment includes net revenues less cost of revenues. Cost of revenues primarily includes (i) the cost of pharmaceuticals dispensed, either directly through our mail service and specialty retail pharmacies or indirectly through our national pharmacy network, (ii) shipping and handling costs and (iii) the operating costs of our mail service pharmacies, customer service operations and related information technology support.

Gross profit increased $41 million, or 4.7%, to $914 million in the three months ended September 30, 2011, as compared to the prior year period. Gross profit as a percentage of net revenues was 6.2% in the three months ended September 30, 2011, compared to 7.4% in the prior year period. Gross profit decreased $197 million, or 8.0%, to $2.3 billion in the nine months ended September 30, 2011, as compared to the prior year period. Gross profit as a percentage of net revenues was 5.3% in the nine months ended September 30, 2011, compared to 7.0% in the prior year period.

The increase in gross profit dollars in the three month period ended September 30, 2011 was driven primarily by the activity associated with our recently acquired UAM Medicare Part D Business, the addition of the previously announced long-term contract with a large health insurance carrier, as well as new client starts and increased enrollment in our legacy Medicare Part D plans, offset by client pricing erosion compared to the prior year period. The decrease in gross profit dollars in the nine month period ended September 30, 2011 was primarily driven by pricing compression relating to contract renewals and in particular the renewal of a large government client contract that took effect during the third quarter of 2010 partially offset by activity associated with our recently acquired UAM Medicare Part D Business.

In both the three and nine month periods ended September 30, 2011, the decrease in gross profit as a percentage of net revenues was driven by the aforementioned client pricing compression, as well as the profitability associated with our previously announced long-term contract with a large health insurance carrier which became effective on January 1, 2011. In both the three and nine month periods ended September 30, 2011, gross profit was positively impacted by the above mentioned increases in our generic dispensing rates as compared to the prior year periods.

As you review our Pharmacy Services segment’s performance in this area, we believe you should consider the following important information that impacted the three and nine month periods ended September 30, 2011:

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

•      Our gross profit as a percentage of revenues benefited from the increase in our total generic dispensing rate, which increased to 74.3% and 74.0% in the three and nine months ended September 30, 2011, respectively, compared to our generic dispensing rate of 72.0% and 71.1% in the prior year periods, respectively. These increases were primarily due to new generic drug introductions and our continued efforts to encourage plan members to use generic drugs when they are available.

Operating Expenses

Operating expenses in our Pharmacy Services segment include selling, general and administrative expenses, depreciation and amortization related to selling, general and administrative activities and specialty pharmacy store and administrative payroll, employee benefits and occupancy costs.

Operating expenses increased $30 million to $257 million, or 1.7% as a percentage of net revenues in the three months ended September 30, 2011, compared to $227 million, or 1.9% as a percentage of net revenues in the prior year period. The increase in operating expenses during the three months ended September 30, 2011 is primarily related to the normal operating expenses of the UAM Medicare Part D Business, partially offset by disciplined expense management.

Operating expenses increased $70 million to $767 million, or 1.8% as a percentage of net revenues in the nine months ended September 30, 2011, compared to $697 million, or 2.0% as a percentage of net revenues in the prior year period. The increase in operating expenses is primarily related to costs associated with changes designed to streamline our business, expenses associated with the acquisition and integration of the UAM Medicare Part D Business, as well as normal operating expenses of the UAM Medicare Part D Business, partially offset by disciplined expense management.

Retail Pharmacy Segment

The following table summarizes our Retail Pharmacy segment’s performance for the respective periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2011	2010	2011	2010

Net revenues	$14,693	$14,159	$44,106	$42,448
Gross profit	4,306	4,181	12,860	12,397
Gross profit % of net revenues	29.3%	29.5%	29.2%	29.2%
Operating expenses	3,183	3,142	9,401	9,233
Operating expense % of net revenues	21.7%	22.2%	21.3%	21.8%
Operating profit	1,123	1,039	3,459	3,164
Operating profit % of net revenues	7.6%	7.3%	7.8%	7.5%

Net revenue increase:
Total	3.8%	4.1%	3.9%	3.8%
Pharmacy	3.6%	4.3%	4.2%	4.4%
Front store	4.2%	3.6%	3.3%	2.5%
Same store sales increase:
Total	2.3%	2.5%	2.3%	2.3%
Pharmacy	2.4%	3.0%	2.8%	3.2%
Front store	2.0%	1.4%	1.1%	0.4%
Generic dispensing rate	75.7%	73.5%	75.5%	72.8%
Pharmacy % of total revenues	68.5%	68.7%	68.5%	68.4%
Third party % of pharmacy revenue	97.9%	97.3%	97.8%	97.3%
Retail prescriptions filled	161.0	157.7	488.9	472.5

As of September 30, 2011, we operated 7,304 retail drugstores compared to 7,152 retail drugstores on September 30, 2010.

Net Revenues

Net revenues increased $534 million, or 3.8%, to $14.7 billion in the three months ended September 30, 2011, as compared to the prior year period. This increase was primarily driven by a same store sales increase of 2.3% and net revenues from new stores, which accounted for approximately 130 basis points of our total net revenue percentage increase in the three months ended September 30, 2011. Net revenues increased $1.7 billion, or 3.9%, to $44.1 billion in the nine months ended September 30, 2011, as compared to the prior year period. This increase was primarily driven by a same store sales increase of 2.3% and net revenues from new stores, which accounted for approximately 140 basis points of our total net revenue percentage increase in the nine months ended September 30, 2011.

As you review our Retail Pharmacy segment’s performance in this area, we believe you should consider the following important information that impacted the three and nine month periods ended September 30, 2011:

•      Pharmacy revenues continued to benefit from incremental prescription volume associated with our Maintenance Choice program. Pharmacy same store sales rose 2.4% and 2.8% in the three and nine months ended September 30, 2011, respectively, as compared to the prior year periods. The three months ended September 30, 2011, includes a positive impact from Maintenance Choice of approximately 140 basis points on a net basis, (i.e., a positive impact of approximately 170 basis points on a gross basis, net of approximately 30 basis points from the conversion of 30-day prescriptions at retail to 90-day prescriptions under the Maintenance Choice program).

•      Pharmacy revenues continue to be negatively impacted by the conversion of brand name drugs to equivalent generic drugs, which typically have a lower selling price. Pharmacy same store sales were negatively impacted by approximately 200 and 210 basis points for the three and nine months ended September 30, 2011, respectively, due to recent generic introductions. In addition, our pharmacy growth has also been adversely affected by the lack of significant new brand name drug introductions, higher consumer co-payments and co-insurance arrangements and an increase in the number of over-the-counter remedies that were historically only available by prescription.

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

Gross profit increased $125 million, or 3.0%, to $4.3 billion in the three months ended September 30, 2011, as compared to the prior year period. Gross profit as a percentage of net revenues decreased to 29.3% in the three months ended September 30, 2011, compared to 29.5% in the prior year period. The increase in gross profit dollars in the three months ended September 30, 2011, was primarily driven by same store sales increases. The decrease in gross profit as a percentage of revenue was primarily driven by lower pharmacy margins due to continued reimbursement pressure partially offset by the positive impact of increased generic drugs dispensed. Additionally, the lower pharmacy margins were partially offset by higher front store margins as a result of higher private label sales as a percentage of our front store revenues. Front store revenues as a percentage of total revenues for the three months ended September 30, 2011 was 31.5%, as compared to 31.3% in the prior year period. Pharmacy revenues as a percentage of total revenues for the three months ended September 30, 2011 were 68.5%, compared to 68.7% in the prior year period.

Gross profit increased $463 million, or 3.7%, to $12.9 billion in the nine months ended September 30, 2011, as compared to the prior year period. Gross profit as a percentage of net revenues remained constant at 29.2% in both the nine month periods ended September 30, 2011 and 2010. The increase in gross profit dollars in the nine months ended September 30, 2011, was primarily driven by same store sales increases. Gross profit as a percentage of revenue was negatively impacted during the nine months by lower pharmacy margins due to continued reimbursement pressure which was entirely offset by the positive impact of increased generic drugs dispensed, and additionally offset by the positive impact of private label sales as a percentage of our front store revenues. Front store revenues as a percentage of total revenues for the nine months ended September 30, 2011 was 31.5%, as compared to 31.6% in the prior year period. Pharmacy revenues as a percentage of total revenues for the nine months ended September 30, 2011 were 68.5%, compared to 68.4% in the prior year period.

As you review our Retail Pharmacy segment’s performance in this area, we believe you should consider the following important information that impacted the three and nine month period ended September 30, 2011:

•      Sales to customers covered by third party insurance programs are a significant component of our retail pharmacy business. On average, our gross profit on third party pharmacy revenues is lower than our gross profit on cash pharmacy revenues. Third party revenues were 97.9% and 97.8% in the three and nine months ended September 30, 2011, respectively, compared to 97.3% in both prior year periods. We expect this trend to continue.

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

Operating expenses increased $41 million to $3.2 billion, or 21.7% as a percentage of net revenues, in the three months ended September 30, 2011, as compared to $3.1 billion, or 22.2% as a percentage of net revenues, in the prior year period. Operating expenses increased $168 million to $9.4 billion, or 21.3% as a percentage of net revenues, in the nine months ended September 30, 2011, as compared to $9.2 billion, or 21.8% as a percentage of net revenues, in the prior year period. The improvement in operating expenses as a percentage of net revenues for the three and nine months ended September 30, 2011, was primarily due to improved expense leverage from our same store sales growth and expense control initiatives.

Corporate Segment

Operating Expenses

Operating expenses in our Corporate segment include executive management, corporate relations, legal, compliance, human resources, corporate information technology and finance departments. Operating expenses decreased $14 million, or 8.3%, to $154 million during the three months ended September 30, 2011, compared to the prior year. The decrease in operating expenses was primarily related to lower legal and consulting expenses.

Operating expenses increased $6 million, or 1.3%, to $465 million in the nine months ended September 30, 2011, as compared to the prior year period. The increase in operating expenses was primarily related to higher payroll and benefit related costs.

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

Net cash provided by operating activities was $5.0 billion in the nine months ended September 30, 2011, compared to $3.0 billion in the nine months ended September 30, 2010. This increase was related to improvements in inventory and accounts payable management, increases in accrued expenses due to the timing of payments and growth in claims payable due to increased volume of activity in our Pharmacy Services segment, partially offset by increased accounts receivable compared to the prior year period.

Net cash used in investing activities was $2.6 billion in the nine months ended September 30, 2011, compared to $1.4 billion in the nine months ended September 30, 2010. The $1.2 billion increase in cash used in investing activities was primarily due to the cash paid to acquire the UAM Medicare Part D Business which closed on April 29, 2011. Gross capital expenditures totaled $1.2 billion in the nine months ended September 30, 2011, compared to $1.4 billion in the nine months ended September 30, 2010. During the nine months ended September 30, 2011, we opened 137 new retail drugstores and one new retail apothecary pharmacy store and we closed 15 retail drugstores, two retail specialty pharmacy stores, one retail apothecary pharmacy store and five specialty mail order pharmacies. In addition, we relocated 81 retail drugstores. In 2011, for the full year, we plan to open a total of approximately 245 new or relocated retail drugstores.

Net cash used in financing activities was $2.2 billion in the nine months ended September 30, 2011, compared to net cash used in financing activities of $1.7 billion in the nine months ended September 30, 2010. The increase in net cash used in financing activities was primarily due to repurchases of common stock.

On May 12, 2011, we issued $550 million of 4.125% unsecured senior notes due May 15, 2021 and issued $950 million of 5.75% unsecured senior notes due May 15, 2041 (collectively, the “2011 Notes”). The 2011 Notes pay interest semi-annually and may be redeemed, in whole at any time, or in part from time to time, at our option at a defined redemption price plus accrued and unpaid interest to the redemption date. The net proceeds of the 2011 Notes were used to repay commercial paper borrowings and certain other corporate debt, and may also be used for general corporate purposes.

On June 14, 2010, our Board of Directors authorized a share repurchase program for up to $2.0 billion of our outstanding common stock (the “2010 Repurchase Program”). The share repurchase authorization, which was effective immediately and expires at the end of 2011, permits us to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase transactions and/or other derivative transactions. The 2010 Repurchase Program may be modified, extended or terminated by the Board of Directors at any time. During the nine months ended September 30, 2011, we repurchased 43.8 million shares for approximately $1.5 billion pursuant to the 2010 Repurchase Program. As of September 30, 2011, there was approximately $450 million available for repurchases under the 2010 Repurchase Program.

On August 23, 2011, our Board of Directors authorized a new share repurchase program for up to $4.0 billion of outstanding common stock (the “2011 Repurchase Program”). The share repurchase authorization, which was effective immediately, permits us to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase transactions, and/or other derivative transactions. The 2011 Repurchase Program may be modified or terminated by the Board of Directors at any time.

Pursuant to the authorization under the 2011 Repurchase Program, on August 24, 2011, we entered into a $1.0 billion fixed dollar accelerated share repurchase (“ASR”) agreement with Barclays Bank PLC (“Barclays”). The ASR agreement contains provisions that establish the minimum and maximum number of shares that will be repurchased during its term. Pursuant to the ASR agreement, on August 25, 2011, we paid $1.0 billion to Barclays in exchange for Barclays delivering 20.3 million shares of common stock to us. On September 16, 2011, upon establishment of the minimum number of shares to be repurchased, Barclays delivered an additional 5.4 million shares of common stock to us. The aggregate 25.7 million shares of common stock delivered to us by Barclays, were placed into treasury stock. We may receive up to 3.5 million additional shares of common stock, depending on the market price of common stock over the term of the ASR agreement, which is currently expected to conclude during the fourth quarter of 2011.

We had $530 million of commercial paper borrowings outstanding at a weighted average interest rate of 0.3% as of September 30, 2011. In connection with our commercial paper program, we maintain a $1.25 billion, five-year unsecured back-up credit facility, which expires on March 12, 2012, a $1.0 billion, three-year unsecured back-up credit facility, which expires on May 27, 2013, and a $1.25 billion, four-year unsecured back-up credit facility which expires on May 12, 2015. The credit facilities allow for borrowings at various rates depending on our public debt ratings and require us to pay a weighted average quarterly facility fee of approximately 0.04%, regardless of usage. As of September 30, 2011, we had no outstanding borrowings against the back-up credit facilities.

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

As of September 30, 2011, our long-term debt was rated “Baa2” by Moody’s with a stable outlook and “BBB+” by Standard & Poor’s with a stable outlook and our commercial paper program was rated “P-2” by Moody’s and “A-2” by Standard & Poor’s. In assessing our credit strength, we believe that both Moody’s and Standard & Poor’s considered, among other things, our capital structure and financial policies as well as our consolidated balance sheet, our historical acquisition activity and other financial information. Although we currently believe our long-term debt ratings will remain investment grade, we cannot guarantee the future actions of Moody’s and/or Standard & Poor’s. Our debt ratings have a direct impact on our future borrowing costs, access to capital markets and new store operating lease costs.

Off-Balance Sheet Arrangements

In connection with executing operating leases, we provide a guarantee of the lease payments. We also finance a portion of our new store development through sale-leaseback transactions, which involve selling stores to unrelated parties and then leasing the stores back under leases that qualify and are accounted for as operating leases. We do not have any retained or contingent interests in the stores and we do not provide any guarantees, other than a guarantee of the lease payments, in connection with the transactions. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), such operating leases are not reflected in our condensed consolidated balance sheet. We refer you to the “Notes to Consolidated Financial Statements” in our

Annual Report to Stockholders included as Exhibit 13 to our 2010 Form 10-K for a detailed discussion of these guarantees.

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

While we believe that the historical experience, current trends and other factors considered support the preparation of our condensed consolidated financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material. For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Form 10-K.

During the three months ended September 30, 2011, we performed our required annual impairment tests of goodwill and indefinitely-lived trademarks. The results of the impairment tests indicated that there was no impairment of goodwill or trademarks. The goodwill impairment test resulted in the fair value of our Retail Pharmacy reporting unit exceeding its carrying value by a substantial margin and the fair value of our Pharmacy Services reporting unit exceeding its carrying value by approximately 15%.

Cautionary Statement Concerning Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of CVS Caremark Corporation. The Company and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and in its reports to stockholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “project,” “anticipate,” “will,” “should” and similar expressions identify statements that constitute forward-looking statements. All statements addressing operating performance of CVS Caremark Corporation or any subsidiary, events or developments that the Company expects or anticipates will occur in the future, including statements relating to revenue growth, earnings or earnings per common share growth, adjusted earnings or adjusted earnings per common share growth, free cash flow, debt ratings, inventory levels, inventory turn and loss rates, store development, relocations and new market entries, as well as statements expressing optimism or pessimism about industry developments or trends, future operating results and/or events, are forward-looking statements within the meaning of the Reform Act.

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

•      Risks related to our ability to obtain and retain purchase discounts and/or rebates from pharmaceutical manufacturers, wholesalers and retail pharmacies and to earn and retain retail network “differential” or “spread”;

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

•      Risks related to the Patient Protection and Affordable Care Act, the Health Care and Education Reconciliation Act and other current and future health care reform laws and regulations;

•      Legal, legislative and regulatory risks associated with the health care or pharmaceutical industry or with our business or the retail pharmacy, retail clinic and/or pharmacy benefit management businesses generally, including, but not limited to, risks associated with investigations conducted by any governmental authority;

•      Risks relating to changes in laws and regulations, including changes in accounting standards and taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations) and other current and future health care reform laws and regulations;

•      Risks relating to other adverse developments that may occur in the health care or pharmaceutical industry generally; and

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2011, the Company had no derivative financial instruments or derivative commodity instruments in place and believes its exposure to market risk associated with other financial instruments, principally interest rate risk inherent in its debt portfolio, is not material.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of September 30, 2011, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II	Item 1

Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our 2010 Form 10-K. The following discussion is limited to certain recent developments concerning our legal proceedings and should be read in conjunction with those earlier reports.

1.     Caremark is a defendant in a qui tam lawsuit initially filed by a relator on behalf of various state and federal government agencies in Texas federal court in 1999. The case was unsealed in May 2005. The case seeks monetary damages and alleges that Caremark’s processing of Medicaid and certain other government claims on behalf of its clients (which allegedly resulted in underpayments from our clients to the applicable government agencies) on one of Caremark’s adjudication platforms violates applicable federal or state false claims acts and fraud statutes. The United States and the States of Texas, Tennessee, Florida, Arkansas, Louisiana and California intervened in the lawsuit, but Tennessee and Florida withdrew from the lawsuit in August 2006 and May 2007, respectively. Thereafter, in 2008, the Company prevailed on several motions for partial summary judgment and, following an appellate ruling from the Fifth Circuit Court of Appeals in 2011 which affirmed in part and reversed in part these prior rulings, the claims asserted in the case against Caremark have been substantially narrowed. In April 2009, the State of Texas filed a purported civil enforcement action against Caremark for injunctive relief, damages and civil penalties in Travis County, Texas alleging that Caremark violated the Texas Medicaid Fraud Prevention Act and other state laws based on our processing of Texas Medicaid claims on behalf of PBM clients. In September 2011, the Company prevailed on a motion for partial summary judgment against the State of Texas and narrowed the remaining claims in the lawsuit. The claims and issues raised in this lawsuit are related to the claims and issues pending in the federal qui tam lawsuit described above.

2.     In November 2009, a securities class action lawsuit was filed in the United States District Court for the District of Rhode Island purportedly on behalf of purchasers of CVS Caremark Corporation stock between May 5, 2009 and November 4, 2009. The lawsuit names the Company and certain officers as defendants and includes allegations of securities fraud relating to public disclosures made by the Company concerning the PBM business and allegations of insider trading. In addition, a shareholder derivative lawsuit was filed in December 2009 in the same court against the directors and certain officers of the Company. A derivative lawsuit is a lawsuit filed by a shareholder purporting to assert claims on behalf of a corporation against directors and officers of the corporation. This lawsuit includes allegations of, among other things, securities fraud, insider trading and breach of fiduciary duties and further alleges that the Company was damaged by the purchase of stock at allegedly inflated prices under its share repurchase program. In January 2011, both lawsuits were transferred to the United States District Court for the District of New Hampshire. The Company believes these lawsuits are without merit, and the Company plans to defend them vigorously. The Company received a subpoena dated February 28, 2011 from the SEC requesting, among other corporate records, information relating to public disclosures made by the Company in 2009 concerning its PBM and Medicare Part D businesses and information concerning ownership and transactions in the Company’s securities by certain officers of the Company. The Company received a related subpoena dated September 20, 2011 from the SEC seeking, among other things, additional information concerning securities transactions by certain employees of the Company and public disclosures made by the Company during 2009. The Company is cooperating with these requests for information and has been providing documents and other information to the SEC as requested.

Part II	Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table presents the total number of shares purchased in the three months ended September 30, 2011, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to the 2010 and 2011 Repurchase Programs. See Note 7 to the condensed consolidated financial statements.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2011 through July 31, 2011	3,640,903	$ 37.34	3,640,903	$ 893,059,194
August 1, 2011 through August 31, 2011	27,782,130	$ 37.63	27,782,130	$ 3,847,581,448
September 1, 2011 through September 30, 2011	10,631,858	$ 37.35	10,631,858	$ 3,450,428,748

Part II	Item 6

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

3.1A*

Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective May 13, 1998 [incorporated by reference to Exhibit 4.1A to Registrant’s Registration Statement No. 333-52055 on Form S-3/A dated May 18, 1998 (Commission File No. 001-01001)].

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

101

The following materials from the CVS Caremark Corporation Quarterly Report on Form 10-Q for the three months ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related Footnotes to the Condensed Consolidated Financial Statements.

Signatures:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CVS Caremark Corporation

(Registrant)

/s/ David M. Denton

David M. Denton

Executive Vice President and

Chief Financial Officer

November 3, 2011