Form 10-K
period 2011-12-31
CVS CAREMARK CORP
filed 2012-02-17
CIK 64803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $50,513,379,248 as of June 30, 2011, based on the closing price of the common stock on the New York Stock Exchange. For purposes of this calculation, only executive officers and directors are deemed to be the affiliates of the registrant.

As of February 10, 2012, the registrant had 1,302,378,570 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Filings made by companies with the Securities and Exchange Commission sometimes “incorporate information by reference.” This means that the company is referring you to information that was previously filed or is to be filed with the SEC, and this information is considered to be part of the filing you are reading. The following materials are incorporated by reference into this Form 10-K:

•  Portions of our Annual Report to Stockholders for the fiscal year ended December 31, 2011 is incorporated by reference in our response to Items 7, 8 and 9 of Part II.

•  Information contained in our Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated by reference in our response to Items 10 through 14 of Part III.

PART I

Item 1. Business

Overview

CVS Caremark Corporation (“CVS Caremark”, the “Company”, “we” or “us”), together with its subsidiaries, is the largest pharmacy health care provider in the United States, with integrated offerings across the entire spectrum of pharmacy care. CVS Caremark is uniquely positioned to deliver significant benefits to health plan sponsors through effective cost management solutions and innovative programs that engage plan members and promote healthier and more cost-effective behaviors. Our integrated pharmacy services model enhances our ability to offer plan members and consumers expanded choice, greater access and more personalized services to help them on their path to better health.

We effectively manage pharmaceutical costs and improve health care outcomes through our pharmacy benefit management (“PBM”), mail order and specialty pharmacy division, CVS Caremark® Pharmacy Services; our approximately 7,300 CVS/pharmacy® retail stores; our retail-based health clinic subsidiary, MinuteClinic®; and our online retail pharmacy, CVS.com®.

We currently have three reportable business segments: Pharmacy Services, Retail Pharmacy and Corporate.

Pharmacy Services Segment

The Pharmacy Services segment provides a full range of PBM services, as described more fully below, to our clients consisting primarily of employers, insurance companies, unions, government employee groups, managed care organizations and other sponsors of health benefit plans and individuals throughout the United States. In addition, through our SilverScript Insurance Company (“SilverScript”), Accendo Insurance Company (“Accendo”) and Pennsylvania Life Insurance Company (“Pennsylvania Life”) subsidiaries, we are a national provider of drug benefits to eligible beneficiaries under the Federal Government’s Medicare Part D program. Currently, the Pharmacy Services business operates under the CVS Caremark® Pharmacy Services, Caremark®, CVS Caremark®, CarePlus CVS/pharmacy®, CarePlus™, RxAmerica® and Accordant® names. As of December 31, 2011, the Pharmacy Services segment operated 31 retail specialty pharmacy stores, 12 specialty mail order pharmacies and four mail service pharmacies located in 22 states, the District of Columbia and Puerto Rico.

Pharmacy Services Business Strategy - Our business strategy centers on providing innovative pharmaceutical solutions and quality client service in order to enhance clinical outcomes for our clients’ health benefit plan members while assisting our clients and their plan members in better managing overall health care costs. We produce superior results for our clients and their plan members by leveraging our expertise in core PBM services, including: plan design and administration, formulary management, discounted drug purchase arrangements, Medicare Part D services, mail order and specialty pharmacy services, retail pharmacy network management services, prescription management systems, clinical services, disease management services and pharmacogenomics.

In addition, as a fully integrated pharmacy services company, we are able to offer our clients and their plan members a variety of programs and plan designs that benefit from our integrated information systems and the ability of our more than 25,000 pharmacists, nurse practitioners and physician assistants to interact personally with the many plan members who shop our stores every day. Through our multiple member touch points (retail stores, mail order and specialty pharmacies, retail clinics, call centers and proprietary websites), we seek to engage plan members in behaviors that lower cost and improve health care outcomes. Examples of these programs and services include: Maintenance Choice®, a program where eligible client plan members can elect to fill their maintenance prescriptions at our retail pharmacy stores for the same price as mail order; Pharmacy Advisor®, a program that uses our Consumer Engagement EngineTM technology to facilitate face-to-face and telephone counseling by our pharmacists to help participating plan members with certain chronic diseases, such as diabetes and cardiovascular conditions, to identify gaps in care, adhere to their prescribed medications and manage their health conditions; compliance and persistency programs designed to ensure that patients take their medications in the proper manner; enhanced disease management programs that are targeted at managing chronic disease states; and an ExtraCare® Health Card program which offers discounts to eligible plan members on certain over-the-counter health care products sold in our CVS/pharmacy stores. In addition, we are working with our clients to (i) decrease unnecessary and expensive emergency room visits by encouraging plan members to use MinuteClinic locations for everyday common ailments and (ii) create pilot programs that offer convenient and unique services available at MinuteClinic, such as injection training for specialty pharmacy services.

PBM Services - Our PBM services are described more fully below.

Plan Design and Administration - Our clients sponsor pharmacy benefit plans that facilitate the ability of eligible members in these plans to receive prescribed medications. We assist our clients in designing pharmacy benefit plans that minimize the costs to the client while prioritizing the welfare and safety of the clients’ members. We also administer these benefit plans for our clients and assist them in monitoring the effectiveness of these plans through frequent, informal communications as well as through a formal annual client review.

We make recommendations to our clients encouraging them to design benefit plans promoting the use of the lowest cost, most clinically appropriate drug. We believe that we help our clients control costs by recommending plan designs that encourage the use of generic equivalents of brand name drugs when such equivalents are available. Our clients also have the option, through plan design, to further lower their pharmacy benefit plan costs by setting different member payment levels for different products on their drug lists.

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

Discounted Drug Purchase Arrangements - We negotiate with pharmaceutical companies to obtain discounted acquisition costs for many of the products on our drug lists, and these negotiated discounts enable us to offer reduced costs to clients that choose to adopt our drug lists. The discounted drug purchase arrangements we negotiate typically provide for volume discounts and/or the payment by the pharmaceutical companies of retroactive discounts, or rebates, from established list prices. For certain products that are purchased by our pharmacies, we receive discounts at the time of purchase and/or discounts for prompt payment of invoices. We also receive various purchase discounts under our wholesale contracts, which may include retroactive discounts, or rebates, if we exceed contractually-defined purchase volumes. We record these discounts, regardless of their form, as a reduction of our cost of revenues.

Medicare Part D Services - We participate in the administration of the drug benefit added to the Medicare program under Part D of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) (“Medicare Part D”) through the provision of PBM services to our health plan clients and other clients that have qualified as Medicare Part D prescription drug plans (“PDP”). We also participate (i) by offering Medicare Part D pharmacy benefits through our subsidiaries, SilverScript, Accendo and Pennsylvania Life, which have been approved by the Centers for Medicare and Medicaid Services (“CMS”), as PDPs, and (ii) by assisting employer, union and other health plan clients that qualify for the retiree drug subsidy available under Medicare Part D by collecting and submitting eligibility and/or drug cost data to CMS in order for them to obtain the subsidy. On April 29, 2011, the Company acquired the Medicare prescription drug business of Universal American Corp. (the “UAM Medicare Part D Business”) for approximately $1.3 billion.

Mail Order Pharmacy - As of December 31, 2011, we operated four large, automated mail service pharmacies in the United States. Plan members or their prescribers submit prescriptions or refill requests, primarily for maintenance medications, to these pharmacies via mail, telephone, fax, e-prescribing or the Internet. We also operate a network of smaller mail service specialty pharmacies described below. Our staff pharmacists review mail service prescriptions and refill requests with the assistance of our prescription management systems. This review may involve communications with the prescriber and, with the prescriber’s approval, can result in generic substitution, therapeutic interchange or other actions designed to reduce cost and improve quality of treatment.

Specialty Pharmacy - Our specialty pharmacies support individuals that require complex and expensive drug therapies. As of December 31, 2011, our specialty pharmacies were comprised of 12 specialty mail order pharmacies located throughout the United States that are used for delivery of advanced medications to individuals with chronic or genetic diseases and disorders. Substantially all of these pharmacies have been accredited by the Joint Commission, which is an independent, not-for-profit organization that accredits and certifies more than 19,000 health care organizations and programs in the United States. As of December 31, 2011, the Company operated a network of 31 retail specialty pharmacy stores, which operate under the CarePlus CVS/pharmacy® name. These stores average 2,000 square feet in size and sell prescription drugs and a limited assortment of front store items such as alternative medications, homeopathic remedies and vitamins.

Retail Pharmacy Network Management- We maintain a national network of approximately 65,000 retail pharmacies, including CVS/pharmacy stores. When a customer fills a prescription in a retail pharmacy, the pharmacy sends prescription data electronically to us from the point-of-sale. This data interfaces with our proprietary prescription management systems, which verify relevant plan member data and eligibility, while also performing a drug utilization review to evaluate clinical appropriateness and safety and confirming that the pharmacy will receive payment for the prescription.

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

Clinical Services - We offer multiple clinical programs and services to help clients manage overall pharmacy and health care costs in a clinically appropriate manner. Our programs are primarily designed to promote safety, and to target inappropriate utilization and non-adherence to medication, each of which may result in adverse medical events that negatively impact members’ health and the client’s pharmacy and medical spend. In this regard, we offer various utilization management, medication management, quality assurance, adherence and counseling programs to complement the client’s plan design and clinical strategies.

Disease Management Programs - Our clinical services utilize advanced protocols and offer clients convenience in working with health care providers and other third parties. Our Accordant® health management programs include integrated rare disease management programs, which cover diseases such as rheumatoid arthritis, Parkinson’s disease, seizure disorders and multiple sclerosis. The majority of these integrated programs are accredited by the National Committee for Quality Assurance (“NCQA”), a private, not-for-profit organization that evaluates, accredits and certifies a wide range of health care organizations. In addition, we have entered into a strategic alliance with Alere, L.L.C. for the management of our common disease management program offerings, which cover such chronic diseases as asthma, diabetes, congestive heart failure and coronary artery disease.

Pharmacogenomic Services - We own a majority interest in Generation Health, Inc., a genetic benefit management company, that will allow us to expand our offering of pharmacogenomic clinical and testing services to our PBM clients. Pharmacogenomics is the study of how genetic makeup affects an individual’s response to drug therapies. Through genetic testing, doctors are able to evaluate a patient’s genetic makeup to determine the effectiveness of specific drugs, drug dosages and drug combinations. Through this relationship, we expect to use genetic testing to apply greater precision to client prescription management, with the goal of improving individual health outcomes and reducing overall medical costs. We began to offer these services for certain drug therapies on a limited pilot basis to clients during 2010 and rolled out these services to additional clients during 2011.

Pharmacy Services Information Systems - We currently operate multiple information systems platforms to support our Pharmacy Services segment. These information systems incorporate architecture that centralizes the data generated from filling mail service prescriptions, adjudicating retail pharmacy claims and fulfilling other PBM clients’ service contracts. As part of our streamlining initiative, we are consolidating our adjudication platforms to one destination platform with enhanced capabilities.

Pharmacy Services Clients - Our clients are primarily sponsors of health benefit plans (employers, unions, government employee groups, insurance companies and managed care organizations) and individuals located throughout the United States. We provide pharmaceuticals to eligible members in benefit plans maintained by our clients and utilize our information systems, among other things, to perform safety checks, drug interaction screening and generic substitution. We generate substantially all of our Pharmacy Services segment net revenue from dispensing prescription drugs to eligible members in benefit plans maintained by our clients. No single PBM client accounted for 10% or more of our total consolidated revenues in 2011. Our client agreements are subject to renegotiation of terms. See “Risk Factors — Efforts to reduce reimbursement levels and alter health care financing practices” and “- Risks of declining gross margins in the PBM industry.” During the year ended December 31, 2011, our PBM filled or managed approximately 775 million prescriptions.

Seasonality - The majority of our Pharmacy Services segment revenues are not seasonal in nature.

Pharmacy Services Competition - We believe the primary competitive factors in the industry include: (i) the ability to negotiate favorable discounts from drug manufacturers; (ii) the ability to negotiate favorable discounts from, and access to, retail pharmacy networks; (iii) responsiveness to clients’ needs; (iv) the ability to identify and apply effective cost management programs utilizing clinical strategies; (v) the ability to develop and utilize preferred drug lists; (vi) the ability to market PBM products and services; (vii) the commitment to provide flexible, clinically-oriented services to clients; and (viii) the quality, scope and costs of products and services offered to clients and their members. The Pharmacy Services segment competes with a number of large, national PBM companies, including Express Scripts, Inc. (“ESI”) and Medco Health Solutions, Inc. (“Medco”), as well as many smaller local or regional PBMs. In 2011, ESI and Medco announced plans to merge their businesses, subject to various closing conditions and regulatory approvals. It remains unclear whether the merger will be completed. We also compete with several large health insurers/managed care plans (e.g., United Healthcare and CIGNA), which have their own PBM capabilities, as well as with several other national and regional companies which provide services similar to ours.

Retail Pharmacy Segment

As of December 31, 2011, the Retail Pharmacy segment included 7,327 retail drugstores, of which 7,271 operated a pharmacy, our online retail pharmacy website, CVS.com, 30 onsite pharmacy stores and our retail health care clinics. The retail drugstores are located in 41 states, Puerto Rico and the District of Columbia operating primarily under the CVS/pharmacy® name. We currently operate in 92 of the top 100 U.S. drugstore markets and hold the number one or number two market share in 73 of these markets. CVS/pharmacy stores sell prescription drugs and a wide assortment of general merchandise, which we refer to as “front store” products. Existing retail stores range in size from approximately 5,000 to 25,000 square feet, although most new stores range in size from approximately 8,000 to 13,000 square feet and typically include a drive-thru pharmacy. During 2011, we filled approximately 658 million retail prescriptions, or approximately 20% of the U.S. retail pharmacy market.

As of December 31, 2011, we operated 657 retail health care clinics in 25 states and the District of Columbia under the MinuteClinic® name, of which 648 were located within CVS/pharmacy stores.

Retail Pharmacy Business Strategy - Our integrated pharmacy services model has enhanced the ability of our retail pharmacy stores to expand customer access to care while helping to lower overall health care costs and improve health outcomes. In that regard, the role of our retail pharmacist is shifting from primarily dispensing prescriptions to also providing services, including flu vaccinations as well as face-to-face patient counseling with respect to adherence to drug therapies, closing gaps in care and more cost effective drug therapies. In addition, we seek to be the easiest pharmacy retailer for customers to use. We believe that ease of use means convenience for the time-starved customer. As such, our strategy is to have conveniently-located stores, many of which are open extended —hours or 24-hours per day, and to offer drive-through pharmacy services where practicable. We also provide a broad assortment of quality merchandise at competitive prices using a retail format that emphasizes service, innovation and convenience (easy-to-access, clean, well-lit and well stocked). One of the keys to our strategy is technology, which allows us to focus on constantly improving service and exploring ways to provide more personalized product offerings and services. We believe that continuing to be the first to market with new and unique products and services, using innovative marketing and adjusting our mix of merchandise to match our customers’ needs and preferences is very important to our ability to continue to improve customer satisfaction.

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

Consolidated net revenues by major product group are as follows:

	Percentage of Net Revenues(1)
	2011	2010	2009
Prescription drugs	68.3%	68.0%	67.7%
Over-the-counter and personal care	10.9	10.9	11.0
Beauty/cosmetics	5.2	5.1	5.1
General merchandise and other	15.6	16.0	16.2
	100.0%	100.0%	100.0%

(1)                   Percentages are estimates based on store point-of-sale data.

Pharmacy - Pharmacy revenues represented more than two-thirds of Retail Pharmacy revenues in each of 2011, 2010 and 2009. We believe that our pharmacy operations will continue to represent a critical part of our business due to favorable industry trends (e.g., an aging American population consuming a greater number of prescription drugs, pharmaceuticals being used more often as the first line of defense for managing illness, the impact of health care reform), the proliferation of new pharmaceutical products, Medicare Part D and our ongoing program of purchasing customer lists from independent pharmacies. We believe our pharmacy business benefits from our investment in both people and technology. Given the nature of prescriptions, people want their prescriptions filled accurately and ready when promised, by professional pharmacists using the latest tools and technology. Consumers need medication management programs and better information to help them get the most out of their health care dollars. To assist our customers with these needs, we have introduced integrated pharmacy health care services that provide an earlier, easier and more effective approach to engaging them in behaviors that can help lower costs, improve health, and save lives. Examples include: our Patient Care Initiative, an enhanced medication adherence program; our Customer Savings Initiative, which educates customers about cost savings opportunities; Maintenance Choice (a flexible fulfillment option that affords eligible PBM plan members the convenient choice of filling their 90-day supply of maintenance medications at any CVS/pharmacy store or obtaining them through mail order, in either case at the cost of mail, which is typically lower for both the plan member and payor); Pharmacy Advisor, our program that uses our Consumer Engagement Engine technology to facilitate pharmacist counseling, both face-to-face and over the telephone, to help participating plan members with certain chronic diseases, such as diabetes and cardiovascular conditions, to identify gaps in care, adhere to their prescribed medications and manage their health conditions; and the ExtraCare Health Card program. Further evidencing our belief in the importance of pharmacy service is our continuing investment in technology, such as our Drug Utilization Review system that checks for harmful interactions between prescription drugs, over-the-counter products, vitamins and herbal remedies; our pharmacy fulfillment system, Rx Connect; our touch-tone telephone reorder system, Rapid RefillTM; and our online business, CVS.com.

Front Store - Front store revenues benefited from our strategy to be the first to market with new and unique products and services, using innovative marketing and adjusting our mix of merchandise to match our customers’ needs and preferences. A key component of our front store strategy is our ExtraCare® card program, which is helping us continue to build our loyal customer base. The ExtraCare program is one of the largest and most successful retail loyalty programs in the United States. In addition, the ExtraCare program allows us to balance our marketing efforts so we can reward our best customers by providing them automatic sale prices, customized coupons, ExtraBucks® rewards and other benefits. Another component of our front store strategy is our unique product offerings, which include a full range of high-quality CVS/pharmacy® and proprietary brand products that are only available through CVS/pharmacy stores. We currently carry over 4,400 CVS/pharmacy and proprietary brand products, which accounted for approximately 18% of our front store revenues during 2011. Furthermore, we are tailoring certain groups of stores to better meet the needs of our customers, such as our urban cluster stores.

MinuteClinic - As of December 31, 2011, we operated 657 MinuteClinic® locations in 25 states and the District of Columbia; of which 648 were located in CVS/pharmacy stores. MinuteClinics are staffed by nurse practitioners and physician assistants who utilize nationally recognized protocols to diagnose and treat minor health conditions, perform health screenings, monitor chronic conditions and deliver vaccinations. Many locations have also begun treating a variety of chronic conditions. Insurers value MinuteClinic because it provides convenient, high-quality, cost-effective care, in many cases offering an attractive alternative to the far more expensive emergency room. As a result, visits paid for by employers, health insurers or other third parties accounted for approximately 84% of MinuteClinic’s total revenues in 2011. We anticipate opening up approximately 100 new clinics in CVS/pharmacy stores during 2012. MinuteClinic is collaborating with our Pharmacy Services segment to help meet the needs of CVS Caremark plan members by offering programs that can improve member health and lower costs.

Onsite Pharmacies - We also operate a limited number of small pharmacies located at client sites under the CarePlus CVS/pharmacy®, CarePlusTM or CVS/pharmacy® name, which provide certain health plan members and customers with a convenient alternative for filling their prescriptions.

Retail Pharmacy Store Development - The addition of new stores has played, and will continue to play, a major role in our continued growth and success. Our store development program focuses on three areas: entering new markets, adding stores within existing markets and relocating stores to more convenient, freestanding sites. During 2011, we opened 161 new retail pharmacy stores, relocated 86 stores and closed 16 stores. During the last five years, we opened more than 1,400 new and relocated stores, and acquired approximately 500 stores. During 2012, we expect to open between 225 and 250 new or relocated stores, and close approximately 20 stores. We believe that continuing to grow our store base and locating stores in desirable geographic markets are essential components to compete effectively in the current managed care environment. As a result, we believe that our store development program is an integral part of our ability to maintain our leadership position in the retail drugstore industry.

Retail Pharmacy Information Systems - We have continued to invest in information systems to enable us to deliver a high level of customer service while lowering costs and increasing operating efficiency. In 2010, we completed the rollout of Rx Connect, which reengineered the way our pharmacists communicate and fill prescriptions. Our Consumer Engagement Engine technology enables us to message pharmacists at the point of care which facilitates face-to-face counseling regarding patient health and safety matters, including adherence issues, gaps in care and management of certain chronic health conditions. We were one of the first in the industry to introduce Drug Utilization Review technology that checks for harmful interactions between prescription drugs, over-the-counter products, vitamins and herbal remedies. We were also one of the first in the industry to install a chain-wide automatic prescription refill system, CVS Rapid Refill, which enables customers to order prescription refills 24 hours a day using a touch-tone telephone. We continue to enhance our Visible Improvement in Profits, Execution and Results (“VIPER”) system, a transaction-monitoring application designed to mitigate inventory losses attributable to process deficiencies or fraudulent behavior by providing visibility to transactions processed through our point-of-sale systems. In addition, we operate distribution centers with fully integrated technology solutions for storage, product retrieval and order picking.

Retail Pharmacy Customers - Managed care organizations, government-funded health care programs (including state Medicaid plans and Medicare Part D drug plans), commercial employers and other third party plans accounted for 97.8% of our 2011 pharmacy revenues. The loss of any one payor should not have a material effect on our business. No single retail payor accounts for 10% or more of our total consolidated revenues. However, the success of our retail drugstore business is dependent upon our ability to establish and maintain contractual relationships with PBMs and other payors on acceptable terms. In 2011, two of the nation’s largest PBMs, Medco and ESI, together accounted for approximately 22% of our Retail Pharmacy Segment revenues. During 2011, Medco and ESI announced plans to merge their businesses, subject to various closing conditions and regulatory approvals. It remains unclear whether the merger will occur, and we cannot predict the impact of the proposed merger if completed, on the competitive landscape. See Item 1A., “Risk Factors — An extremely competitive business environment.” Our contracts with commercial payors and government-funded programs are subject to renegotiation of reimbursement rates. See “Government Regulation — Reimbursement” and Item 1A., “Risk Factors — Efforts to reduce reimbursement levels and alter health care financing practices.”

Retail Pharmacy Seasonality - The majority of our revenues, particularly pharmacy revenues, are generally not seasonal in nature. However, front store revenues tend to be higher during the December holiday season. For additional information, we refer you to the Note “Quarterly Financial Information” in our Annual Report to Stockholders for the year ended December 31, 2011, which section is incorporated by reference herein.

Retail Pharmacy Competition - The retail drugstore business is highly competitive. We believe that we compete principally on the basis of: (i) store location and convenience, (ii) customer service and satisfaction, (iii) product selection and variety and (iv) price. In the markets we serve, we compete with other drugstore chains, supermarkets, discount retailers, independent pharmacies, membership clubs, Internet companies, and retail health clinics, as well as other mail order pharmacies and PBMs.

Corporate Segment

Our Corporate segment provides management and administrative services to support the overall operations of the Company. The Corporate segment consists of certain aspects of our executive management, corporate relations, legal, compliance, human resources, corporate information technology and finance departments.

Working Capital Practices

We fund the growth of our business through a combination of cash flow from operations, commercial paper, proceeds from sales-lease-back transactions, and long-term borrowings. For additional information on our working capital practices, we refer you to the caption “Liquidity and Capital Resources” in our Annual Report to Stockholders for the year ended December 31, 2011, which section is incorporated by reference herein. The majority of our non-pharmacy revenues are paid in cash, debit or credit cards, while managed care and other third party insurance programs, which typically settle in less than 30 days, represented approximately 99.1% of our consolidated pharmacy revenues, including both Retail Pharmacy and Pharmacy Services combined, in 2011. Our customer returns are not significant.

Associate Development

As of December 31, 2011, we employed approximately 202,000 associates, which included more than 25,000 pharmacists, nurse practitioners and physician assistants. In addition, approximately 78,000 associates were part-time employees who work less than 30 hours per week. To deliver the highest levels of service to our customers, we devote considerable time and attention to our people and service standards. We emphasize attracting and training knowledgeable, friendly and helpful associates to work in our organization.

Intellectual Property

We have registered and/or applied to register a variety of our trademarks and service marks used throughout our business. We regard our intellectual property as having significant value in our Pharmacy Services and Retail Pharmacy segments. We are not aware of any facts that could materially impact our continuing use of any of our intellectual property.

Government Regulation

Overview - As a participant in the health care industry, our retail and pharmacy services businesses are subject to federal and state laws and regulations that govern the purchase, sale and distribution of prescription drugs and related services, including administration and management of prescription drug benefits. Many of our PBM clients, including insurers and managed care organizations (“MCOs”), are themselves subject to extensive regulations that affect the design and implementation of prescription drug benefit plans that they sponsor. The application of these complex legal and regulatory requirements to the detailed operation of our business creates areas of uncertainty. There are numerous proposed health care laws and regulations at the federal and state levels, some of which could adversely affect our business if they are enacted. We are unable to predict what federal or state legislation or regulatory initiatives may be enacted in the future relating to our business or the health care industry in general, or what effect any such legislation or regulations might have on our business. Any failure or alleged failure to comply with applicable laws and regulations, or any adverse applications of, or changes in, the laws and regulations affecting our business, could have a material adverse effect on our operating results and/or financial condition.

Anti-Remuneration Laws - Federal law prohibits, among other things, an entity from knowingly and willfully offering, paying, soliciting or receiving, subject to certain exceptions and “safe harbors,” any remuneration to induce the referral of individuals or the purchase, lease or order (or the arranging for or recommending of the purchase, lease or order) of items or services for which payment may be made under Medicare, Medicaid or certain other federal health care programs. A number of states have similar laws, some of which are not limited to services paid for with government funds. State laws and exceptions or safe harbors vary and have been infrequently interpreted by courts or regulatory agencies. Sanctions for violating these federal and state anti-remuneration laws may include imprisonment, criminal and civil fines, and exclusion from participation in Medicare, Medicaid and other government-sponsored health care programs. The federal anti-remuneration law has been interpreted broadly by some courts, the Office of Inspector General (the “OIG”) within the United States Department of Health and Human Services (“HHS”) and administrative bodies. A broad interpretation of the federal anti-remuneration law is supported by the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively, “PPACA”), which codified a reduced standard of “knowingly and willfully” by stating that this standard does not require that a person have actual knowledge of the federal anti-remuneration law or specific intent to violate this law. PPACA also provides that a violation of the federal anti-remuneration law constitutes a false or fraudulent act under the Federal False Claims Act (“FCA”). Because of the federal statute’s broad scope, HHS established certain safe harbor regulations that specify various practices that are protected from criminal or civil liability. Safe harbors exist for certain discounts offered to purchasers, certain personal services arrangements, certain payments made by vendors to group purchasing organizations, in certain cases the provision of electronic prescribing technology to physicians, and certain other transactions and relationships. A practice that does not fall within a safe harbor is not necessarily unlawful but may be subject to challenge by HHS. In addition, as part of PPACA, additional statutory exceptions have been created to permit the provision of certain incentives to federal health care program beneficiaries, including retailer coupons, rebates or other rewards and incentives offered to promote access to care. Also, waivers have been granted by the OIG and CMS to allow Affordable Care Organization (“ACO”) providers to give certain free items and services to beneficiaries that encourage adherence to clinical goals, such as a drug regimen, as long as such items or services do not encourage the beneficiary to seek care from an ACO provider. See Item 3, “Legal Proceedings” for further information.

Antitrust and Unfair Competition - The Federal Trade Commission (“FTC”) has authority under Section 5 of the Federal Trade Commission Act (“FTCA”) to investigate and prosecute practices that are “unfair trade practices” or “unfair methods of competition.” Relief under the FTCA can encompass equitable relief and consumer redress. In addition, numerous lawsuits have been filed throughout the United States against pharmaceutical manufacturers, retail pharmacies and/or PBMs under various state and federal antitrust and unfair competition laws challenging, among other things: (i) brand drug pricing practices of pharmaceutical manufacturers, (ii) the maintenance of retail pharmacy networks by PBMs, and (iii) various other business practices of PBMs and retail pharmacies. To the extent that we appear to have actual or potential market power in a relevant market, our business arrangements and practices may be subject to heightened scrutiny from an anti-competitive perspective and possible challenge by state or federal regulators or private parties. See Item 3, “Legal Proceedings” for further information.

Compliance Programs - PPACA requires that health care providers enrolled in Medicare and Medicaid must establish and maintain compliance programs that satisfy core requirements to be established by the Secretary of HHS in consultation with the OIG. The Secretary of HHS has not yet published information concerning these compliance programs or the timeframe for implementation. In addition, certain state government health care programs have compliance program requirements, and we are subject to various government agreements described under “Government Agreements” below that also contain requirements relating to the maintenance of compliance programs.

Consumer Protection Laws - The federal government and most states have consumer protection laws that have been the basis for investigations, lawsuits and multi-state settlements relating to, among other matters, the marketing of loyalty programs and health care services, and financial incentives provided by drug manufacturers to pharmacies in connection with therapeutic interchange programs. In addition, the FTCA bars unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce. The Federal Postal Service Act generally prohibits the mailing of, and billing for, unordered merchandise. The FTC’s Telemarketing Sales Rule also imposes extensive requirements and restrictions in connection with telemarketing of plans or programs that encourage the purchase of goods or services by consumers. (See the Telemarketing and Other Outbound Contacts section below for further disclosures.)

Contract Audits - We are subject to audits of many of our contracts, including our PBM client contracts, our PBM rebate contracts, our pharmacy provider agreements and our contracts relating to Medicare Part D. Audits are typically conducted pursuant to certain provisions in our PBM contracts and provider agreements that grant audit rights and set forth applicable audit procedures. Because some of our contracts are with state or federal governments or with entities contracted with state or federal agencies, audits of these agreements are often regulated by the federal or state agencies responsible for administering federal or state benefits programs, including those which operate Medicaid fee for service plans, Managed Medicaid plans, Medicare Part D plans or Medicare Advantage organizations. The audits generally focus on, among other things, compliance with the applicable terms of our contracts and applicable legal requirements.

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

Electronic Prescribing - The federal government has implemented different programs to promote electronic prescribing, including the eRx Incentive Program established under the Medicare Improvements for Patients and Providers Act of 2008, which provides a combination of incentive payments and payment adjustments through 2014 to eligible professionals who are successful electronic prescribers. While this program sunsets after 2014, the American Recovery and Reinvestment Act of 2009 (“ARRA”) established an incentive program for eligible professionals and hospitals participating in the Medicare or Medicaid program that adopt and meaningfully use certified electronic health records (“EHR”) technology beginning in 2011. ARRA also provides for downward payment adjustments beginning in 2015 for eligible professionals in the Medicare program that fail to adopt and meaningfully use certified EHR technology such as electronic prescribing. A final rule implementing the EHR incentive program was issued in July 2010 which requires that at least 40% of permissible prescriptions be sent electronically in order to qualify for the incentive payments. In March 2010, the U.S. Drug Enforcement Administration (“DEA”) issued an interim final rule allowing electronic prescribing of controlled substances beginning June 1, 2010. These changes, together with the requirement for Medicare Part D plans to support electronic prescribing, should result in a growing number of prescribers adopting electronic prescribing.

Environmental Regulation - Our business is subject to various federal, state and local laws, regulations and other requirements pertaining to protection of the environment and public health, including, for example, regulations governing the management of waste materials and waste waters. Governmental agencies on the federal, state and local levels have, in recent years, increasingly focused on the retail sector’s compliance with such laws and regulations, and have at times pursued enforcement activities. There is also an increased interest by regulators in better managing photo processing as well as pharmaceutical and other wastes. Our retail pharmacies have been subject to various state environmental agency enforcement actions, and we periodically receive information requests and notices of potential noncompliance with environmental laws and regulations from governmental agencies.

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

In addition to its fiduciary provisions, ERISA imposes civil and criminal liability on service providers to health plans and certain other persons if certain forms of illegal remuneration are made or received. These provisions of ERISA are similar, but not identical, to the health care anti-remuneration statutes discussed above, although ERISA lacks the statutory and regulatory “safe harbor” exceptions incorporated into the health care statutes. Similar to these health care statutes, the corresponding provisions of ERISA are broadly written and their application to specific business practices is often uncertain.

Most pension and welfare plans subject to ERISA are required to report to the DOL compensation paid to service providers. In addition, the DOL announced a project in 2009 to promulgate regulations under ERISA that could require service providers, including PBMs, to provide detailed disclosure regarding all direct and indirect compensation to be received in connection with the services provided as well as potential conflicts of interest. The DOL issued supplemental “frequently asked questions” in 2010 that specifically addressed PBM disclosure of certain compensation, including: (i) fees for services, such as dispensing fees and administrative fees, which are reportable as direct compensation, and (ii) discounts and rebates received by PBMs from pharmaceutical companies, which pending further guidance from the DOL generally do not need to be treated as reportable indirect compensation. Further guidance is expected from the DOL, and we cannot be certain of the extent to which possible future disclosure regulations may impact our business.

State laws discussed in this Government Regulation section that may be applicable to us or to plan sponsors that are our customers may be preempted in whole or in part by ERISA. However, the scope of ERISA preemption is uncertain and is subject to conflicting court rulings.

False Claims and Fraudulent Billing Statutes - A range of federal civil and criminal laws target false claims and fraudulent billing activities. One of the most significant of these laws is the FCA, which prohibits the submission of a false claim or the making of a false record or statement in order to secure reimbursement from, or limit reimbursement to, a government-sponsored program. The Fraud Enforcement and Recovery Act of 2009 (“FERA”) implemented substantial changes to the FCA which expand the scope of FCA liability, provide for new investigative tools and make it easier for qui tam relators (often referred to as “whistleblowers”) to bring and maintain FCA suits on behalf of the government. PPACA further eased the burden for whistleblowers to bring and maintain FCA suits by modifying the “public disclosure” and “original source” provisions of the FCA. Some states have passed substantially similar acts. In recent years, federal and state governments have launched several initiatives aimed at uncovering practices that violate false claims or fraudulent billing laws. FERA also expanded the FCA to cover improperly avoiding an obligation to pay money to the government, and PPACA clarified that the retention of overpayments beyond the repayment deadline is a violation of the FCA. In addition, PPACA provides that a violation of the federal anti-remuneration law constitutes a false or fraudulent act under the FCA and expands the jurisdiction of the FCA to the health insurance exchanges to be created under PPACA. PPACA also provides for the imposition of civil monetary penalties for knowingly making or causing to be made any false or fraudulent record or statement material to a false or fraudulent claim for payment under a government-sponsored program, for knowingly failing to report and return an overpayment, and for false statements in provider enrollment applications. The Federal Deficit Reduction Act of 2005 (“DRA”), for example, requires certain entities that receive or make annual Medicaid payments over a certain amount to provide their employees and certain contractors and agents with certain information regarding the federal and state false claims acts, whistleblower protections, and the entity’s processes for detecting and preventing fraud, waste and abuse. Claims under these laws may be brought either by the government or by private individuals on behalf of the government through a qui tam or “whistleblower” action, as discussed in more detail elsewhere in this Government Regulation section. In recent years, federal and state government authorities have launched several initiatives aimed at uncovering practices that violate false claims or fraudulent billing laws, and they have conducted numerous investigations of pharmaceutical manufacturers, PBMs, pharmacies and health care providers with respect to false claims, fraudulent billing and related matters. See Item 3, “Legal Proceedings” for further information.

FDA Regulation - The United States Food and Drug Administration (“FDA”) generally has authority to regulate drugs, drug classifications and drug promotional information and materials that are disseminated by a drug manufacturer or by other persons on behalf of a drug manufacturer. The FDA also has the regulatory authority over many of the products sold through retail pharmacies, including certain food items, cosmetics, dietary supplements and OTC medications. We previously operated a FDA-regulated repackaging facility where we repackaged certain drugs into the most common prescription quantities dispensed from our mail service pharmacies, but we closed this repackaging facility in April 2010. The FDA also may inspect facilities in connection with procedures implemented to effect recalls of prescription drugs or other FDA-regulated products, as well as procedures to comply with food safety regulations. In addition, the FDA has authority to require the submission and implementation of a risk evaluation and mitigation strategy (“REMS”) if the FDA determines that that a REMS is necessary for the safe and effective marketing of a drug. To the extent we dispense products subject to REMS requirements or provide REMS services to pharmaceutical manufacturers, we are subject to audit by the FDA and the pharmaceutical manufacturer. The FDA also has regulatory authority over medical devices such as OTC genetic tests and genetic tests conducted by medical laboratories, and the FDA continues to evaluate the need for further regulation of such tests.

Federal Employee Health Benefits Program - We have a contractual arrangement with the BlueCross BlueShield Association (“BCBSA”) to provide pharmacy services to federal employees, postal workers, annuitants, and their dependents under the Government-wide Service Benefit Plan, as authorized by the Federal Employees Health Benefits Act (“FEHBA”) and as part of the Federal Employees Health Benefits Program (“FEHBP”). This arrangement subjects us to FEHBA, FEHBA regulations, including the Federal Employees Health Benefits Acquisition Regulation, the Office of Personnel Management guidelines, and certain Federal Acquisition Regulations. These laws, regulations and guidelines govern the process by which the federal government contracts with health insurance carriers, such as BCBSA, that participate in the FEHBP, and obligate such health insurance carriers to impose various contractual requirements on their contract vendors, including, among other things, requirements relating to transparency, performance standards, drug interchanges, patient safety, consumer access, coordination of benefits, pricing adjustments, recordkeeping and audits.

Formulary Regulation - A number of states have begun to regulate the administration of prescription drug benefits. For example, some states have passed laws mandating coverage for off-label uses of drug products where those uses are recognized in peer-reviewed medical journals or reference compendia. Other states have enacted laws that regulate the development and use of formularies by insurers, MCOs and other third party payors. These laws have included requirements on the development, review and update of formularies, the role and composition of pharmacy and therapeutics committees, the disclosure of formulary information to health plan members, and a process for allowing members to obtain non-preferred drugs without additional cost-sharing when they are medically necessary and are determined to be clinically appropriate. Additionally, the National Association of Insurance Commissioners (“NAIC”) has developed a model law, the “Health Carriers Prescription Drug Benefit Management Model Act,” that addresses formulary regulation issues for risk-bearing entities regulated by state insurance commissioners and could form the basis of state legislation. The MMA also regulates how formularies are developed for and administered to beneficiaries of Medicare Part D. In July 2008, Congress enacted the Medicare Improvements for Patients and Providers Act which requires the Secretary for HHS to identify certain classes and categories of drugs for which, subject to certain exceptions, all the drugs in any such class or category must be included in a Medicare Part D plan’s formulary. The increasing government regulation of formularies could significantly affect our ability to develop and administer formularies on behalf of our insurer, MCO and other clients.

Government Agreements - Our PBM business is subject to the terms of a 2008 consent order entered into with a number of states impacting certain of our PBM business practices, including matters relating to our relationships with clients, pharmaceutical manufacturers, retail pharmacies, plan members, prescribers and pharmacists.

In March 2008, the Company entered into a settlement agreement with the federal government and a number of states related to the dispensing of the generic drug ranitidine at its retail pharmacies. At the same time, the Company entered into a corporate integrity agreement with the OIG for a period of five years applicable to certain retail and mail service operations of the Company. This 2008 corporate integrity agreement requires, among other things, maintenance of our compliance program, employee training, specific reviews by an independent review organization and various government reporting obligations. In April 2011, we entered into an amendment of the corporate integrity agreement in connection with the previously announced settlement of a federal and state government investigation of certain retail pharmacy billing practices with respect to “dual eligible” customers having both Medicaid coverage and other third-party insurance coverage. This amendment requires the Company to comply with the corporate integrity agreement, as amended, for a period of three years and further requires, among other things, additional employee training obligations, additional reporting obligations and periodic Medicaid billing reviews by an independent review organization. Failure to meet our obligations under this corporate integrity agreement, as amended, could result in stipulated financial penalties, and failure to comply with material terms could lead to exclusion of our applicable business from participation in federal health care programs.

In January 2009, we entered into separate settlement agreements with the FTC and the HHS Office for Civil Rights (“OCR”) resolving a joint investigation prompted by 2006 media reports of disposal of patient information in dumpsters at a limited number of CVS/pharmacy locations. As part of the FTC settlement, we agreed to maintain appropriate enterprise-wide information security policies and procedures during the twenty-year term of the agreement. The FTC settlement also provides for periodic compliance monitoring by an external assessor. As part of the OCR settlement, we agreed to maintain appropriate waste disposal policies and procedures, training and employee sanctions at our retail stores. The OCR settlement has a three-year term and provides for annual compliance monitoring by an external assessor.

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

In January 2012, the Company announced an agreement with the FTC to enter into a proposed consent order that would prohibit the Company from misrepresenting the prices or costs of Medicare Part D prescription drugs or other prices or costs associated with Medicare Part D prescription drug plans. This proposed consent order has been accepted by the FTC for public comment and remains subject to final approval.

In addition to the government agreements described above, the Company and/or its various affiliates are subject to other consent decrees or settlement agreements with various federal, state and local authorities that may contain certain ongoing reporting, monitoring or other compliance requirements for the Company. These agreements relate to such matters as privacy practices, waste disposal practices, selling expired products, environmental and safety matters, tobacco sales, marketing and advertising practices, pharmacy operations and various other business practices.

Health Reform Legislation - Congress passed major health reform legislation in 2010 known as PPACA. This legislation affects the entire health insurance system and virtually every aspect of health care in the country, although many provisions of PPACA were not effective immediately. Given that many of the regulations implementing PPACA are still being finalized and that ongoing sub-regulatory guidance is still being issued, there is considerable uncertainty as to its full impact. Further, aspects of the legislation are being challenged in lawsuits across the country, and some in Congress are seeking to repeal the law or portions of it. There have already been a number of conflicting court rulings calling into question the constitutionality of all or certain portions of PPACA, and additional judicial review, including review by the United States Supreme Court, is expected. In addition to establishing the framework for every individual to have health coverage beginning in 2014, PPACA enacted a number of significant health care reforms. While these reforms may not affect our business directly, they affect the coverage and plan designs that are or will be provided by many of our health plan clients. As a result, they could indirectly impact many of our services and business practices.

Among the more significant PPACA provisions is the requirement for health insurers to meet a minimum medical loss ratio (“MLR”) to avoid having to pay rebates to enrollees. The MLR requires insurers to break out clinical, quality improvement and administrative costs. HHS issued an interim final regulation on the MLR in December 2010 that includes an example that could be interpreted to suggest that the differential between the drug price charged by PBMs to health plans and the amount reimbursed to retail pharmacies (commonly referred to as “differential” or “spread”) should be excluded from claims costs. Subsequent sub-regulatory guidance remained consistent with this interpretation, although it made clear that clinical services performed by a PBM could be included in claims costs. Health plan clients that are subject to the MLR requirements may request pricing modifications, include requests to contract with our PBM using pass-through retail network pricing.

Another PPACA provision requires PBMs that contract with a Medicare Part D plan or a qualified health plan offered through a health insurance exchange to disclose certain information to HHS, the Medicare Part D plan or the health insurance exchange. Among the information that must be disclosed is the generic dispensing rate for different types of pharmacies, the aggregate amount and types of rebates and other discounts negotiated on behalf of, and passed through to, the plan, and the aggregate amount of any differential. Although some of these items, such as differential, were required to be reported for Part D in 2011 per CMS guidance, the full reporting will be required for Medicare Part D upon the issuance of a final rule implementing the requirements, which is expected in 2012 and for qualified health plans in 2014 upon the implementation of the health insurance exchanges to be established under PPACA. PPACA also increases the obligations of Part D plan sponsors to report rebates and other price concessions from pharmaceutical manufacturers to enable calculation of new annual fees being imposed on pharmaceutical manufacturers related to branded drug sales. PPACA also made significant changes to the Medicare and Medicaid programs, fraud and abuse laws and tax provisions, some of which are discussed elsewhere in this Government Regulation section.

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

PPACA expanded the Medicare Part D benefit effective for the 2011 plan year by implementing the coverage gap discount program under which participating manufacturers fund discounts of 50% on brand drugs obtained during the coverage gap or “donut hole,” and starting the phase-out of the coverage gap for generic drugs, which is to be completed by 2020.

PPACA also requires the Secretary of HHS to develop rules for shorter dispensing periods for enrollees in long-term care facilities in order to reduce waste. Several of the PPACA changes will require significant adjudication and reporting systems modifications. In October 2011, CMS issued a proposed rule on Part D that, among other things, would establish a daily cost sharing rate as a form of drug utilization management and certain fraud, waste and abuse controls. The proposed rule also permits CMS to terminate a Part D sponsor’s contract if it performs poorly against CMS performance criteria, known as “star ratings,” for three consecutive years.

Medicare Part D continues to attract a high degree of legislative and regulatory scrutiny, and the applicable government rules and regulations continue to evolve. Accordingly, it is possible that legislative and regulatory developments could materially affect our Medicare Part D business or profitability.

Mental Health Parity Legislation - The Paul Wellstone and Pete Domenici Mental Health Parity and Addiction Equity Act of 2008, and its implementing regulations require group health plans that provide both medical/surgical benefits and mental health or substance abuse disorder benefits to ensure that the financial requirements and treatment limitations that apply to the mental health and substance abuse disorder benefits are no more restrictive than those that apply to the medical/surgical benefits. While the implementing regulations contain a special rule allowing for “multi-tiered prescription drug benefits” that meet certain conditions, there is considerable uncertainty regarding the application of this rule. This has caused some group health plans to consider dropping mental health benefits, including drugs that treat these conditions, to avoid being found in violation of the regulation.

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

Some states also have enacted “due process” legislation that may (i) prohibit the removal of a provider from a pharmacy network and/or (ii) impact how we conduct audits of network pharmacies and recover audit discrepancies, except in compliance with certain procedures. Other state legislation prohibits days’ supply limitations or co-payment or other pricing differentials between mail service and retail pharmacy providers. In addition, under Medicare Part D, CMS requires that if a Part D sponsor offers a 90-day supply at mail, it must allow retail network pharmacies to also offer a 90-day supply on the same terms.

PBM Laws and Regulation - Legislation seeking to regulate PBM activities in a comprehensive manner has been introduced or enacted in a number of states. This legislation varies in scope and often contains provisions that: (i) impose certain fiduciary duties upon PBMs to clients and plan members; (ii) require PBMs to disclose and/or remit to clients or their plan members certain rebates, discounts and other amounts received by PBMs related to the sale of drugs; (iii) regulate product substitution and intervention; (iv) impose broad disclosure obligations upon PBMs to clients and their plan members and/or (v) impose licensing or registration requirements. To the extent states or other government entities enact legislation regulating PBMs that survive legal challenges to their enforceability, such legislation could adversely impact our ability to conduct business on commercially reasonable terms in locations where the legislation is in effect.

In addition, certain quasi-regulatory organizations, including the National Association of Boards of Pharmacy and the NAIC have issued model regulations or may propose future regulations concerning PBMs and/or PBM activities. Similarly, credentialing organizations such as the National Committee for Quality Assurance and the Utilization Review Accreditation Commission (“URAC”) may establish voluntary standards regarding PBM or specialty pharmacy activities. For example, URAC has issued PBM accreditation standards for PBMs serving the commercially insured market, and Caremark is currently accredited as a PBM by URAC. While the actions of these quasi-regulatory or standard-setting organizations do not have the force of law, they may influence states to adopt their requirements or recommendations and influence client requirements for PBM or specialty pharmacy services. Moreover, any standards established by these organizations could also impact our health plan clients and/or the services we provide to them.

In addition to state statutes and regulations, we are also subject to state common laws to the extent applied to PBMs through judicial interpretation or otherwise. Potential common law claims could involve, for example, breach of fiduciary duty, constructive fraud, fraud or unjust enrichment.

Pharmacy and Professional Licensure and Regulation - We are subject to state and federal statutes and regulations governing the operation of retail and mail pharmacies, repackaging of drug products, wholesale distribution, dispensing of controlled substance and listed chemical products, and medical and controlled substance waste disposal. Federal and state statutes and regulations govern the labeling, packaging, advertising and adulteration of prescription drugs and the dispensing of controlled substances, and some state regulations require compliance with standards established by the United States Pharmacopeia with respect to the packaging, storing and shipping of pharmaceuticals. Federal and state controlled substance laws require us to register our pharmacies and distribution centers with the DEA and state controlled substances agencies and to comply with security, recordkeeping, inventory control, personnel and labeling standards in order to possess and dispense controlled substances and listed chemical products.

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

Other statutes and regulations may affect our mail service operations. For example, the FTC requires mail service sellers of goods generally to engage in truthful advertising, to stock a reasonable supply of the products to be sold, to fill mail service orders within thirty days and to provide clients with refunds when appropriate. In addition, the United States Postal Service and the Department of Transportation each has regulatory authority to restrict the transmission of drugs and medicines through the mail or in commerce, and state licensing authorities may restrict the types of personnel who may work in mail service operations.

Our pharmacists, technicians and certain other health care professionals are subject to state regulation of their profession, and our employees who are engaged in a professional practice must satisfy applicable state licensing or registration requirements and comply with applicable professional standards. In addition, they must comply with any applicable federal or state requirements for participation in government-sponsored health care programs. Failure to comply with these requirements could subject us and our employees to disciplinary action, including fines, penalties or sanctions, could impact our ability to obtain or retain reimbursement for services provided to participants of government-sponsored health care programs and/or could cause our licenses and permits and our employees’ licenses to be suspended or revoked.

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

During 2011, OCR continued to promulgate new and updated non-final regulations in response to the 2010 Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), as part of ARRA, which contained significant legislative changes to the HIPAA privacy and security rules. These changes included restrictions on the use of PHI without an individual’s written authorization, a requirement to account for routine disclosures of PHI held in an electronic health record, a requirement to notify individuals of breaches to their PHI, enforcement rights of state attorneys general, extension of the federal privacy and security law provisions and penalties to business associates of covered entities, and increased penalties for violation of the law. While some of the provisions of the HITECH Act are already in effect, final regulations regarding the HIPAA privacy, security, enforcement and data breach rules are yet to be issued. In May 2011, HHS published a Notice of Proposed Rulemaking (“NPRM”) to address changes to the requirements surrounding the accounting of disclosures that included a new requirement that a HIPAA-covered entity report to an individual all internal uses and disclosures of electronic PHI. If HHS adopts the NPRM as currently written, it could generate substantial burdens and costs for the Company and our business associates to implement fully. Nevertheless, since the rules implementing this proposal and much of the HITECH Act have not yet been finalized, we cannot at this time determine the extent to which these changes may apply to, or impact, our business.

In addition to HIPAA, most states have enacted health care information confidentiality laws which limit the disclosure of confidential medical information. These state laws supersede HIPAA to the extent they are more protective of individual privacy than is HIPAA. Most states have also enacted legislation and regulations governing the security of PII and specifying notification requirements for any security breaches involving PII.

In addition to HIPAA and HITECH, the Genetic Information Nondiscrimination Act (“GINA”) was signed into law in May 2008, and proposed and interim final regulations were issued under it in 2009 and 2010. GINA prohibits discrimination based on genetic information in health coverage (Title I) and employment (Title II). Under GINA, health plans are not permitted to use or disclose genetic information for underwriting purposes, which includes eligibility determinations. They also may not collect genetic information, such as by requiring genetic testing, except in very limited circumstances.

Reimbursement - A significant portion of our net revenue is derived directly from Medicare, Medicaid and other government-sponsored health care programs, and we are therefore subject to, among other laws and regulations, federal and state reimbursement laws and regulatory requirements, anti-remuneration laws, the Stark Law and/or federal and state false claims laws. Sanctions for violating these federal and/or state laws may include, without limitation, recoupment or reduction of government reimbursement amounts, criminal and civil penalties and exclusion from participation in Medicare, Medicaid and other government health care programs. Also, we provide products and services to managed care entities that provide services to beneficiaries of Medicare, Medicaid and other government-sponsored health care programs, as well as employers and other entities that qualify for the Medicare Part D drug subsidy and/or the early retiree reinsurance program created under PPACA. Some of these federal and state laws and regulations impose requirements on our PBM and our retail pharmacies to coordinate benefits among private health plans and government-sponsored health care programs when a customer or plan member has benefits coverage through more than one insurance company or other payor. In addition, our PBM has contractual agreements to process, on behalf of PBM clients, reimbursement claims submitted by or on behalf of federal and state government agencies following payment by the government agencies of claims that should have been submitted by members to private health plans as the primary source of benefits coverage. These claims are commonly known as “pay and chase” claims, and we and our PBM clients are subject to federal and state laws and regulations impacting how these claims are processed and reimbursed. See Item 3, “Legal Proceedings,” for further information.

The federal government and numerous state governments have given increased attention to how pharmaceutical manufacturers develop and report pricing information, which, in turn, is used in setting payments under the Medicare and Medicaid programs. One element common to most payment formulas, Average Wholesale Price (“AWP”), has come under criticism for allegedly inaccurately reflecting prices actually charged and paid at the wholesale level. The calculation and reporting of AWP have been the subject of investigations by federal and state governments and litigation brought against pharmaceutical manufacturers and data services that report AWP. We are not responsible for calculations, reports or payments of AWP; however, such investigations or lawsuits could impact our business because many of our client contracts, pharmaceutical purchase agreements, retail network contracts and other agreements use AWP as a pricing benchmark. In conjunction with a class action settlement implemented in September 2009 involving First DataBank (“FDB”) and Medi-Span, two entities that publish the AWP of pharmaceuticals, the methodology used to calculate AWP was modified in a manner that reduced AWP for many brand drugs and some generic drugs. We have reached understandings with most of our PBM clients and other third party payors to adjust reimbursements to account for this change in methodology, but most state Medicaid programs that utilize AWP as a pricing reference have not taken action to make similar adjustments. As a result, we have experienced reduced Medicaid reimbursement for certain products since the settlement was implemented. In addition, FDB discontinued the publishing of AWP in September 2011. Although Medi-Span continues to publish AWP, it is possible that the pharmaceutical industry may evaluate and/or develop an alternative pricing reference to replace AWP. We will continue to work with our PBM clients and other payors to anticipate and mitigate the impact of possible future changes to applicable references for pricing pharmaceuticals. AWP has already been replaced by Average Sales Price (“ASP”) as the basis for reimbursing physicians, and sometimes pharmacies, for outpatient prescription drugs under Medicare Part B. The federal Medicaid rebate program requires participating drug manufacturers to provide rebates on all drugs purchased by state Medicaid programs. Investigations have commenced by certain governmental entities that question whether the best price available to essentially any client other than the Medicaid program, or “best price,” was properly calculated, reported and paid by the manufacturers to the Medicaid programs. We are not responsible for calculations, reports or payments of “best price”; however, these investigations could impact our ability to negotiate rebates from drug manufacturers. PPACA increased the amount of rebates required to be paid by manufacturers under the Medicaid program and also imposes certain annual fees on pharmaceutical manufacturers. We do not anticipate the increased Medicaid rebate levels or the annual fees to impact the discounts we obtain from pharmaceutical companies.

PPACA made several other significant changes to the Medicaid rebates and to reimbursement. One of these was to revise the definition of Average Manufacturer Price (“AMP”) and the reimbursement formula for multi-source (i.e., generic) drugs, which is based on Federal Upper Limits (“FUL”) established by CMS. On January 27, 2012, CMS released a proposed rule to interpret and implement these changes. CMS is proposing to set the FUL for multi-source drug reimbursement at 175% of AMP. The FUL would be established for each multi-source drug for which the FDA has rated three or more products therapeutically and pharmaceutically equivalent and would be based on the weighted average of the most recently reported monthly AMPs for such products. Among other things, the proposed CMS rule also proposes changes to Medicaid drug reimbursement payment methodologies and to Medicaid best price regulations. It is uncertain as to what extent these proposed changes may impact Medicaid reimbursement rates. CMS is seeking comments on the proposed rule through April 2, 2012, and has stated that it intends to issue a final rule in 2013. Because of the proposed status of the rule, we cannot yet predict the impact of the proposed rule on the Company. CMS has also issued a “Draft Affordable Care Act FUL Methodology and Data Elements Guide” together with draft files of FULs. CMS is seeking comment prior to publishing the final FULs. The final FULs will take effect without regard to whether or not final regulations have been promulgated. CMS has not provided guidance on when the final FULs will be published.

Certain state Medicaid programs only allow for reimbursement to pharmacies residing in the state or in a border state. While we believe that we can service our current Medicaid customers through our existing pharmacies, there can be no assurance that additional states will not enact in-state dispensing requirements for their Medicaid programs. Some states have adopted legislation and regulations requiring that a pharmacy participating in the state Medicaid program give the state the “best price” that the pharmacy makes available to any third party payor, and some states have enacted legislation and regulations impacting the definition of a pharmacy’s “usual and customary” price (U&C), including whether pricing offered by pharmacies pursuant to discount card or similar programs should be considered in determining U&C. These requirements are sometimes referred to as “most favored nation pricing” payment systems. Other states have enacted “unitary pricing” legislation, which mandates that all wholesale purchasers of drugs within the state be given access to the same discounts and incentives. A number of states have also recently introduced legislation seeking to control drug prices through various statutory limits, rebates or discounts extending to one or more categories of the state’s population.

Changes in reporting of AWP, AMP, ASP or other adjustments that may be made regarding the reimbursement of drug payments by Medicaid and Medicare, could impact our pricing to customers and other payors and/or could impact our ability to negotiate discounts or rebates with manufacturers, wholesalers, PBMs or retail and mail pharmacies. In some circumstances, such changes could also impact the reimbursement that we receive from Medicare or Medicaid programs for drugs covered by such programs and from MCOs that contract with government health programs to provide prescription drug benefits.

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

Retail Clinics - States also regulate retail clinics operated by nurse practitioners or physician assistants through physician oversight, lab licensing and the prohibition of the corporate practice of medicine. A number of states have implemented or proposed laws or regulations that impact certain components of retail clinic operations such as physician oversight, signage, third party contracting requirements, bathroom facilities, and scope of services. These laws and regulations may affect the operation and expansion of our owned and managed retail clinics.

Retiree Drug Subsidy - The MMA created a drug subsidy program available to certain employer, union and other group plans that provides retiree coverage to Medicare Part D eligible individuals that is at least equivalent to Medicare Part D coverage. The subsidy is equal to 28% of drug costs, and is currently tax-free. However, for plan years beginning in 2013, PPACA eliminates the tax deductibility of the retiree drug subsidy payment received by sponsors of retiree drug plans. This may cause some employers to transition their retirees to employer-sponsored Medicare Part D plans. As part of PPACA, Congress established a new temporary early retiree reinsurance program providing reimbursement to employer and union sponsors of participating employment-based plans for a portion of the cost of health benefits for early retirees aged 55 to 64 and their spouses, surviving spouses, and dependents. The program reimburses sponsors for certain claims between $15,000 and $90,000. Congress appropriated funding of $5 billion for this temporary program, which became effective June 1, 2010. The program ends when the funding is exhausted, but no later than January 1, 2014.

Safety Regulation - The Occupational Safety and Health Act of 1970, as amended (“OSHA”), establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated under OSHA, and various record keeping, reporting and procedural requirements. Many of these OSHA standards, as well as various state and local laws and regulations pertaining to employee safety and health, apply to our operations. Any failure to comply with these regulations could result in fines or other sanctions by government authorities.

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

State Insurance Laws - Fee-for-service PDPs and our PBM service contracts, including those in which we assume certain risk under performance guarantees or similar arrangements, are generally not subject to insurance regulation by the states. However, if a PBM offers to provide prescription drug coverage on a capitated basis or otherwise accepts material financial risk in providing pharmacy benefits, laws and regulations in various states may be applicable. Such laws may require that the party at risk become licensed as an insurer, establish reserves or otherwise demonstrate financial viability. Laws that may apply in such cases include insurance laws and laws governing MCOs and limited prepaid health service plans.

During 2011, the Company offered PDPs through its SilverScript and Accendo insurance subsidiaries and through Pennsylvania Life, the insurance subsidiary acquired as part of the UAM Medicare Part D Business in April 2011. These insurance subsidiaries each must be licensed as a risk-bearing entity under applicable state laws or they must have obtained a waiver of the licensing requirement from CMS. Each of these subsidiaries is licensed in all states in which they offer PDPs and do not operate under any Medicare Part D waivers. As licensed insurance companies, they are subject to various state insurance regulations that generally require, among other things, maintenance of capital and surplus requirements, review of certain material transactions and the filing of various financial, licensing and operational reports. Pursuant to the MMA, state insurance licensing, insurance agent/broker licensure and solvency laws and regulations are generally applicable to PDPs, but the application of other state laws to Medicare Part D is generally preempted by Medicare Part D to the extent that Medicare Part D regulates the issue.

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

State Prescription Drug Assistance Programs - Many states have established or modified their drug assistance programs for the elderly so that they constitute qualified state pharmacy assistance programs (“SPAPs”) that supplement Medicare Part D. Payments by qualified SPAPs on behalf of a Medicare Part D enrollee are treated under Medicare Part D as if they were made by the enrollees themselves, thereby counting towards the enrollees’ true out-of-pocket costs and helping them qualify for catastrophic coverage sooner. Medicare Part D plans are required to coordinate benefits with SPAPs, including allowing SPAPs to subsidize the Medicare Part D premiums of their members and/or their Medicare Part D cost sharing. Some qualified SPAPs with state authorization have also received permission from CMS to enroll members who do not choose their own Medicare Part D plans into PDPs.

Telemarketing and Other Outbound Contacts - Certain federal and state laws give the FTC, Federal Communications Commission and state attorneys general law enforcement tools to regulate telemarketing practices and certain automated outbound contacts such as phone calls, texts or emails. These laws may, among other things, impose registration requirements, require disclosures of specific information, prohibit misrepresentations, limit when, where and how consumers may be contacted, require consumer consent prior to being contacted, require transmission of Caller ID information, prohibit certain abandoned outbound calls, prohibit unauthorized billing, set payment restrictions for the sale of certain goods and services, require the establishment of certain policies and training of personnel and require the retention of specific business records.

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

We can give no assurance, however, that our business, financial condition and results of operations will not be materially adversely affected, or that we will not be required to materially change our business practices, based on: (i) future enactment of new health care or other laws or regulations; (ii) the interpretation or application of existing laws or regulations, including the laws and regulations described in this Government Regulation section, as they may relate to our business, the pharmacy services, retail pharmacy or retail clinic industry or to the health care industry generally; (iii) pending or future federal or state governmental investigations of our business or the pharmacy services, retail pharmacy or retail clinic industry or of the health care industry generally; (iv) institution of government enforcement actions against us; (v) adverse developments in any pending qui tam lawsuit against us, whether sealed or unsealed, or in any future qui tam lawsuit that may be filed against us; or (vi) adverse developments in other pending or future legal proceedings against us or affecting the pharmacy services, retail pharmacy or retail clinic industry or the health care industry generally.

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

Item 1A. Risk Factors

Our business is subject to various industry, economic, regulatory and other risks and uncertainties. Our business, financial position and results of operations could be materially adversely affected by any one or more of the following risk factors and by additional risks and uncertainties not presently known to us or that we currently deem to be immaterial:

The health of the economy in general and in the markets we serve.

Our business is affected by the economy in general, including changes in consumer purchasing power, preferences and/or spending patterns. These changes could affect drug utilization trends as well as the financial health and number of covered lives of our PBM clients, resulting in an adverse effect on our business and financial results.

In that regard, the economic recession resulted in declining drug utilization trends which continued in 2011. Although a recovery might be underway, it is possible that a worsening of the economic environment will cause further decline in drug utilization, and dampen demand for pharmacy benefit management services as well as consumer demand for products sold in our retail stores. Further, interest rate fluctuations, changes in capital market conditions and regulatory changes may affect our ability to obtain necessary financing on acceptable terms, our ability to secure suitable store locations under acceptable terms and our ability to execute sale-leaseback transactions under acceptable terms.

Efforts to reduce reimbursement levels and alter health care financing practices.

The continued efforts of health maintenance organizations, managed care organizations, PBM companies, government entities, and other third party payors to reduce prescription drug costs and pharmacy reimbursement rates may impact our profitability. In particular, increased utilization of generic pharmaceuticals (which normally yield a higher gross profit rate than equivalent brand named drugs), has resulted in pressure to decrease reimbursement payments to retail and mail order pharmacies for generic drugs, causing a reduction in the generic profit rate. Historically, the effect of this trend on generic profitability has been mitigated by the Company’s efforts to negotiate reduced acquisition costs of generic pharmaceuticals with manufacturers. However, in recent years, there has been significant consolidation within the generic manufacturer industry, and it is possible that this dynamic may enhance the ability of manufacturers to sustain or increase pricing of generic pharmaceuticals and diminish the ability of the Company to negotiate reduced acquisition costs.

In addition, during the past several years, the U.S. health care industry has been subject to an increase in governmental regulation at both the federal and state levels. Efforts to control health care costs, including prescription drug costs, are underway at the federal and state government levels. Changing political, economic and regulatory influences may significantly affect health care financing and reimbursement practices.

PPACA made several significant changes to Medicaid rebates and to reimbursement. One of these changes was to revise the definition of AMP and the reimbursement formula for multi-source (i.e., generic) drugs. CMS has recently issued a proposed rule to interpret and implement these changes, and the proposed rule also proposes changes to Medicaid drug reimbursement payment methodologies and to Medicaid best price regulations. CMS is seeking comments on the proposed rule through April 2, 2012, and has stated that it intends to issue a final rule in 2013. Because of the proposed status of the rule, we cannot yet predict its impact on the Company. In addition, PPACA made other changes that affect the coverage and plan designs that are or will be provided by many of our health plan clients, including the requirement for health insurers to meet a minimum MLR to avoid having to pay rebates to enrollees. These PPACA changes may not affect our business directly, but they could indirectly impact our services and/or business practices.

The possibility of PBM client loss and/or the failure to win new PBM business.

Our PBM business generates net revenues primarily by contracting with clients to provide prescription drugs and related health care services to plan members. PBM client contracts often have terms of approximately three years in duration, so approximately one third of a PBM’s client base typically is subject to renewal each year. In some cases, however, PBM clients may negotiate a shorter or longer contract term or may require early or periodic renegotiation of pricing prior to expiration of a contract. Therefore, we face challenges in competing for new PBM business and retaining or renewing PBM business. None of our PBM clients represented more than 10% of our Company’s consolidated revenues in 2011. There can be no assurance that we will be able to win new business or secure renewal business on terms as favorable to the Company as the present terms.

Risks related to the frequency and rate of the introduction of generic drugs and brand name prescription products.

The profitability of retail and mail order pharmacy businesses are dependent upon the utilization of prescription drug products. Utilization trends are affected by, among other factors, the introduction of new and successful prescription pharmaceuticals as well as lower priced generic alternatives to existing brand name products. Accordingly, our business could be impacted by a slowdown in the introduction of new and successful prescription pharmaceuticals and/or generic alternatives (the sale of which normally yield higher gross profit margins than brand name equivalents).

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

Regulatory and business changes relating to our participation in Medicare Part D.

Since its inception in 2006, Medicare Part D has resulted in increased utilization and decreased pharmacy gross margin rates as higher margin business, such as cash and state Medicaid customers, migrated to Medicare Part D coverage. Further, as a result of Medicare Part D and as a result of the expected elimination in 2013 of the tax deductibility of the retiree drug subsidy payment received by sponsors of retiree drug plans, our PBM clients could decide to discontinue providing prescription drug benefits to their Medicare-eligible members. To the extent this occurs, the adverse effects of increasing customer migration into Medicare Part D may outweigh the benefits we realize from growth of our Medicare Part D business. In addition, if the cost and complexity of Medicare Part D exceed management’s expectations or prevent effective program implementation or administration; if changes to the regulations regarding how drug costs are reported for Medicare Part D and retiree drug subsidy purposes are implemented in a manner that impacts the profitability of our Medicare Part D business; if the government alters Medicare program requirements or reduces funding because of the higher-than-anticipated cost to taxpayers of Medicare Part D or for other reasons; if we fail to design and maintain programs that are attractive to Medicare participants; if CMS imposes sanctions or other restrictions on our Medicare Part D business as a result of audits or other regulatory actions; if we fail to effectively integrate and operate the Medicare Part D businesses we have acquired; or if we are not successful in retaining enrollees, or winning contract renewals or new contracts under Medicare Part D’s competitive bidding process, our Medicare Part D services and the ability to expand our Medicare Part D services could be impacted.

Possible changes in industry pricing benchmarks.

Implementation of the FDB and Medi-Span settlements, described in the Government Regulation section, have resulted in changes in the methodology used to calculate AWP, which is the pricing reference used for many of our PBM client contracts, pharmaceutical purchase agreements, retail network contracts, specialty payor agreements and other contracts with third party payors. Following these settlements, FDB discontinued the publishing of AWP in September 2011. Although Medi-Span continues to publish AWP, it is possible that the pharmaceutical industry may evaluate and/or develop an alternative pricing reference to replace AWP. Future changes to the use of AWP or to other published pricing benchmarks used to establish pharmaceutical pricing, including changes in the basis for calculating reimbursement by federal and state health programs and/or other payors, could impact the reimbursement we receive from Medicare and Medicaid programs, the reimbursement we receive from PBM clients and other payors and/or our ability to negotiate rebates and/or discounts with pharmaceutical manufacturers, wholesalers, PBMs and retail pharmacies. The effect of these possible changes on our business cannot be predicted at this time.

An extremely competitive business environment.

Each of the retail pharmacy business and the PBM business currently operates in a highly competitive and evolving health care environment. Our competitive success is impacted by the ability of our retail pharmacy business to establish and maintain contractual relationships with PBMs and other payors on acceptable terms and by the ability of our PBM business to establish and maintain contractual relationships with network pharmacies on acceptable terms.

As a pharmacy retailer, we compete with other drugstore chains, supermarkets, discount retailers, independent pharmacies, membership clubs, Internet companies and retail health clinics, as well as other mail order pharmacies and PBMs. In that regard, many pharmacy benefit plans have implemented plan designs that mandate or provide incentives to fill maintenance medications through mail order pharmacies. To the extent this trend continues, our retail pharmacy business could be adversely affected (although the effect of this would likely be mitigated by an increase in our own mail order business and/or an increase in participation in our Maintenance Choice program). In addition, some of these competitors may offer services and pricing terms that we may not be willing or able to offer. Competition may also come from other sources in the future.

Competitors in the PBM industry include large national PBM companies, such as Medco and ESI, as well as many local or regional PBMs. In addition, there are several large health insurers and managed care plans (e.g., United Healthcare and CIGNA) which have their own PBM capabilities as well as several other national and regional companies that provide some or all of the same services. Some of these competitors may offer services and pricing terms that we may not be willing or able to offer. In addition, competition may also come from other sources in the future. In 2011, Medco and ESI announced plans to merge their businesses, subject to various closing conditions and regulatory approvals. It remains unclear whether the merger will occur, and we cannot predict the impact of the proposed merger, if completed, on the competitive landscape.

Reform of the U.S. health care system.

Congressional efforts to reform the U.S. health care system finally came to fruition in 2010 with the passage of PPACA, which will bring about the most significant structural changes to the health insurance system in decades. While the bulk of the structural changes enacted by PPACA will not be implemented until 2014, and some of the key changes, such as the individual mandate, are already being challenged at the judicial and legislative levels, it is expected that there will be increased government regulation and involvement in health care. While these reforms may not affect our business directly, they affect the coverage and plan designs that are or will be provided by many of our health plan clients. As a result, they could indirectly impact many of our services and business practices. The Company cannot predict what effect, if any, the PPACA changes may have on its retail pharmacy and pharmacy services businesses, and it is possible that other legislative or market-driven changes in the health care system that the Company cannot anticipate could also occur.

The failure to properly maintain our information technology systems, our information security systems and our infrastructure to support our business and to protect the privacy and security of sensitive customer and business information.

Many aspects of our operations are dependent on our information systems and the information collected, processed, stored, and handled by these systems. Throughout our operations, we receive, retain and transmit certain confidential information, including personal information that our customers and clients provide to purchase products or services, enroll in programs or services, register on our websites, interact with our personnel, or otherwise communicate with us. In addition, for these operations, we depend in part on the secure transmission of confidential information over public networks. Our information systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, vandalism, catastrophic events and human error. Although we have developed systems and processes that are designed to protect confidential information against security breaches, a compromise of our information security controls or those of businesses with whom we interact, which results in confidential information being accessed, obtained, or used by unauthorized or improper persons, could harm our reputation and expose us to regulatory actions and claims from customers and clients, financial institutions, payment card associations and other persons, any of which could adversely affect our business, financial position, and results of operations. Moreover, a security breach could require that we expend significant resources related to our information systems and infrastructure, and could distract management and other key personnel from performing their primary operational duties. If our information systems are damaged, fail to work properly or otherwise become unavailable, or if we are unable to successfully complete our planned consolidation of our PBM claims adjudication platforms, we may incur substantial costs to repair or replace them, and may experience loss of critical information, customer disruption and interruptions or delays in our ability to perform essential functions. In addition, compliance with changes in privacy and information security laws and standards may result in considerable expense due to increased investment in technology and the development of new operational processes.

Risks related to compliance with a broad and complex regulatory framework.

The PBM business and retail pharmacy business are subject to numerous federal, state and local laws and regulations. See “Business — Government Regulation.” Changes in these regulations may require extensive system and operating changes that may be difficult to implement. Untimely compliance or noncompliance with applicable laws and regulations could adversely affect the continued operation of our business, including, but not limited to: imposition of civil or criminal penalties; suspension or disgorgement of payments from government programs; loss of required government certifications or approvals; loss of authorizations to participate in or exclusion from government reimbursement programs, such as the Medicare and Medicaid programs; or loss of licensure. The regulations to which we are subject include, but are not limited to: the laws and regulations described in the Government Regulation section; accounting standards; securities laws and regulations; tax laws and regulations; laws and regulations relating to the protection of the environment and health and safety matters, including those governing exposure to, and the management and disposal of, hazardous materials and wastes; and regulations of the FDA, the FTC, the DEA, and the Consumer Product Safety Commission, as well as state regulatory authorities, governing the sale, advertisement and promotion of products that we sell. We are also subject to the terms of the government agreements described in the Government Regulation section. In that regard, our business, financial position and results of operations could be affected by existing and new government legislative and regulatory action, including, without limitation, any one or more of the following:

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

The foregoing is not a comprehensive listing and there can be no assurance that we have correctly identified and appropriately assessed all factors affecting the business. As such, we refer you to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which includes our “Cautionary Statement Concerning Forward-Looking Statements” at the end of such section of our Annual Report to Stockholders for the year ended December 31, 2011, which section is incorporated by reference.

Item 1B. Unresolved Staff Comments

There are no unresolved SEC Staff Comments.

Item 2. Properties

We lease most of our stores under long-term leases that vary as to rental amounts, expiration dates, renewal options and other rental provisions. For additional information on the amount of our rental obligations for our leases, we refer you to the Note “Leases” in our Annual Report to Stockholders for the year ended December 31, 2011, which section is incorporated by reference herein.

As of December 31, 2011, we owned approximately 6% of our 7,327 retail stores. Net selling space for our retail drugstores increased to 71.5 million square feet as of December 31, 2011. Nearly one half of our store base was opened or significantly remodeled within the last five years.

We own eleven distribution centers located in Alabama, California, Hawaii, New York, Rhode Island, South Carolina, Tennessee and Texas and lease nine additional facilities located in Arizona, Florida, Indiana, Michigan, New Jersey, Pennsylvania, Texas and Virginia. The 20 distribution centers total approximately 11.5 million square feet as of December 31, 2011. During 2011, we opened two new distribution centers, one in Chemung County, New York, and one in Kapolei, Hawaii.

As of December 31, 2011, we owned one mail service pharmacy located in Texas and leased three additional mail service pharmacies located in Florida, Illinois and Pennsylvania. We leased call centers located in Missouri, Pennsylvania, Tennessee and Texas. As of December 31, 2011, we also had 30 onsite pharmacy stores, which we leased, 31 specialty pharmacy stores, which we leased, and 12 specialty mail order pharmacies, one of which we owned.

We own our corporate offices located in Woonsocket, Rhode Island, which totals approximately 920,000 square feet. During 2011, we expanded our corporate offices in the State of Rhode Island. In addition, we lease large corporate offices in Scottsdale, Arizona, Northbrook, Illinois and Irving, Texas.

In connection with certain business dispositions completed between 1991 and 1997, we continue to guarantee lease obligations for approximately 75 former stores. We are indemnified for these guarantee obligations by the respective purchasers. These guarantees generally remain in effect for the initial lease term and any extension thereof pursuant to a renewal option provided for in the lease prior to the time of the disposition. For additional information, we refer you to Note 13 “Commitments and Contingencies” in our Annual Report to Stockholders for the year ended December 31, 2011, which section is incorporated by reference herein.

Management believes that its owned and leased facilities are suitable and adequate to meet the Company’s anticipated needs. At the end of the existing lease terms, management believes the leases can be renewed or replaced by alternate space.

The following is a breakdown by state, District of Columbia and Puerto Rico of our retail stores, onsite pharmacy stores, specialty pharmacy stores and our specialty mail order pharmacy locations as of December 31, 2011:

	Retail Stores	Onsite Pharmacy Stores	Specialty Pharmacy Stores	Specialty Mail Order Pharmacies	Total
Alabama	150	—	1	—	151
Arizona	133	—	1	—	134
California	833	—	5	1	839
Colorado	—	—	1	—	1
Connecticut	140	—	—	—	140
Delaware	5	—	—	—	5
District of Columbia	58	—	1	—	59
Florida	718	—	3	1	722
Georgia	312	2	1	—	315
Hawaii	49	—	1	—	50
Iowa	12	2	—	—	14
Illinois	268	3	1	1	273
Indiana	294	—	—	—	294
Kansas	32	—	—	1	33
Kentucky	59	—	—	—	59
Louisiana	100	—	—	—	100
Maine	22	—	—	—	22
Maryland	169	1	—	—	170
Massachusetts	345	7	3	1	356
Michigan	244	1	—	1	246
Minnesota	49	1	—	—	50
Mississippi	45	—	—	—	45
Missouri	54	1	1	—	56
Montana	14	—	—	—	14
Nebraska	13	—	—	—	13
Nevada	85	—	—	—	85
New Hampshire	36	—	—	—	36
New Jersey	266	3	—	1	270
New Mexico	12	—	—	—	12
New York	457	—	2	—	459
North Carolina	306	—	1	1	308
North Dakota	6	—	—	—	6
Ohio	316	2	—	—	318
Oklahoma	45	—	—	—	45
Oregon	—	—	1	—	1
Pennsylvania	396	1	1	1	399
Puerto Rico	13	—	—	1	14
Rhode Island	59	1	1	—	61
South Carolina	195	—	1	—	196
Tennessee	129	2	1	1	133
Texas	538	2	3	1	544
Vermont	3	—	—	—	3
Virginia	262	—	—	—	262
Washington	—	—	1	—	1
West Virginia	50	—	—	—	50
Wisconsin	35	1	—	—	36
	7,327	30	31	12	7,400

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

5.                        In August 2009, the Company was notified by the FTC that it was conducting a non-public investigation under the FTCA into certain of the Company’s business practices. In March 2010, the Company learned that various State Attorneys General offices and certain other government agencies were conducting a multi-state investigation of the Company regarding issues similar to those being investigated by the FTC. At this time, 28 states, the District of Columbia, and the County of Los Angeles, are known to be participating in this multi-state investigation. On January 3, 2012, the FTC accepted for public comment, subject to final approval, a consent order. The proposed consent order would prohibit the Company from misrepresenting the price or cost of Medicare Part D prescription drugs, or other prices of costs associated with Medicare Part D prescription drug plans. The proposed order would also require the Company to pay $5 million in consumer redress, to be distributed to impacted RxAmerica Medicare Part D beneficiaries. The proposed order contains no allegations of antitrust law violations or anti-competitive behavior related to the Company’s business practices or its products or service offerings. In addition, the Company has received a formal letter from the FTC closing all other aspects of the investigation. With respect to the multi-state investigation, the Company continues to cooperate in this investigation. The Company is not able to predict with certainty the timing or outcome of the multi-state investigation. However, it remains confident that its business practices and service offerings (which are designed to reduce health care costs and expand consumer choice) are being conducted in compliance with the antitrust laws.

6.                        In March 2009, the Company received a subpoena from the OIG requesting information concerning the Medicare Part D prescription drug plans of RxAmerica, the PBM subsidiary of Longs Drug Stores Corporation which was acquired by the Company in October 2008. The Company continues to respond to the request for information and has been producing responsive documents on a rolling basis. The Company cannot predict with certainty the timing or outcome of any review by the government of such information.

7.                        Since March 2009, the Company has been named in a series of putative collective and class action lawsuits filed in federal courts around the country, purportedly on behalf of current and former assistant store managers working in the Company’s stores at various locations outside California. The lawsuits allege that the Company failed to pay overtime to assistant store managers as required under the Fair Labor Standards Act (“FLSA”) and under certain state statutes. The lawsuits also seek other relief, including liquidated damages, punitive damages, attorneys’ fees, costs and injunctive relief arising out of the state and federal claims for overtime pay. The Company has aggressively challenged both the merits of the lawsuits and the allegation that the cases should be certified as class or collective actions. In light of the cost and uncertainty involved in this litigation, however, the Company has reached an agreement with plaintiffs’ counsel to settle the series of lawsuits. The court preliminarily approved the settlement in December 2011 and the Company anticipates that final court approval will be granted in the second quarter of 2012. The Company has established legal reserves related to these matters to fully cover the settlement payments.

8.                        In November 2009, a securities class action lawsuit was filed in the United States District Court for the District of Rhode Island purportedly on behalf of purchasers of CVS Caremark Corporation stock between May 5, 2009 and November 4, 2009. The lawsuit names the Company and certain officers as defendants and includes allegations of securities fraud relating to public disclosures made by the Company concerning the PBM business and allegations of insider trading. In addition, a shareholder derivative lawsuit was filed in December 2009 in the same court against the directors and certain officers of the Company. A derivative lawsuit is a lawsuit filed by a shareholder purporting to assert claims on behalf of a corporation against directors and officers of the corporation. This lawsuit includes allegations of, among other things, securities fraud, insider trading and breach of fiduciary duties and further alleges that the Company was damaged by the purchase of stock at allegedly inflated prices under its share repurchase program. In January 2011, both lawsuits were transferred to the United States District Court for the District of New Hampshire. The Company believes these lawsuits are without merit, and the Company plans to defend them vigorously. The Company received a subpoena dated February 28, 2011 from the SEC requesting, among other corporate records, information relating to public disclosures made by the Company in 2009 concerning its PBM and Medicare Part D businesses and information concerning ownership and transactions in the Company’s securities by certain officers of the Company. The Company received a related subpoena dated September 20, 2011 from the SEC seeking, among other things, additional information concerning securities transactions by certain employees of the Company and public disclosures made by the Company during 2009. The Company is cooperating with these requests for information and is providing documents and other information to the SEC as requested.

9.                        In March 2010, the Company received a subpoena from the OIG requesting information about programs under which the Company has offered customers remuneration conditioned upon the transfer of prescriptions for drugs or medications to our pharmacies in the form of gift cards, cash, non-prescription merchandise or discounts or coupons for non-prescription merchandise. The subpoena relates to an investigation of possible false or otherwise improper claims for payment under the Medicare and Medicaid programs. The Company continues to respond to this request for information and has been producing responsive documents on a rolling basis. We cannot predict with certainty the timing or outcome of any reviews by the government of such information.

10.                  In January 2012, the Company received a subpoena from OIG requesting information about its Health Savings Pass program, a prescription drug discount program for uninsured or under insured individuals, in connection with an investigation of possible false or otherwise improper claims for payment involving HHS programs. In February 2012, the Company also received a civil investigative demand from the Office of the Attorney General of the State of Texas requesting a copy of information produced under this OIG subpoena and other information related to prescription drug claims submitted by our pharmacies to Texas Medicaid for reimbursement. The Company will respond to these requests for information and cooperate with each of these investigations. We cannot predict with certainty the timing or outcome of any review by the applicable government agency of the requested information.

The Company is also a party to other legal proceedings and inquiries arising in the normal course of its business, none of which is expected to be material to the Company. We can give no assurance, however, that our business, financial condition and results of operations will not be materially adversely affected, or that we will not be required to materially change our business practices, based on: (i) future enactment of new health care or other laws or regulations; (ii) the interpretation or application of existing laws or regulations, including the laws and regulations described in this Government Regulation section, as they may relate to our business, the pharmacy services, retail pharmacy or retail clinic industry or to the health care industry generally; (iii) pending or future federal or state governmental investigations of our business or the pharmacy services, retail pharmacy or retail clinic industry or of the health care industry generally; (iv) institution of government enforcement actions against us; (v) adverse developments in any pending qui tam lawsuit against us, whether sealed or unsealed, or in any future qui tam lawsuit that may be filed against us; or (vi) adverse developments in other pending or future legal proceedings against us or affecting the pharmacy services, retail pharmacy or retail clinic industry or the health care industry generally.

II.    Environmental Matters

1.                        Item 103 of SEC Regulation S-K requires disclosure of certain environmental legal proceedings if management reasonably believes that the proceedings involve potential monetary sanctions of $100,000 or more. Negotiations remain ongoing with the State of Connecticut regarding a Consent Order resolving alleged noncompliance with hazardous waste regulations by certain of the Company’s stores in Connecticut. The Company cannot predict the ultimate outcome of these negotiations; however, management does not believe that the outcome will have a material adverse effect on the Company.

2.                        The Company has also received notices of violation and information requests from governmental authorities in California, and is currently working with several local governments regarding statewide compliance with environmental regulations governing the management of hazardous waste. The resolution of these issues may require payment of civil penalties, performance of one or more supplemental environmental projects and operational changes within stores in California. The Company cannot predict the ultimate outcome of these negotiations; however, management does not believe that the outcome will have a material adverse effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three months ended December 31, 2011.

Executive Officers of the Registrant

Executive Officers of the Registrant

The following sets forth the name, age and biographical information for each of our executive officers as of February 17, 2012. In each case the officer’s term of office extends to the date of the board of directors meeting following the next annual meeting of stockholders of the Company. Previous positions and responsibilities held by each of the executive officers over the past five years are indicated below:

Lisa G. Bisaccia, age 55, Senior Vice President and Chief Human Resources Officer of CVS Caremark Corporation since January 2010; Vice President, Human Resources of CVS Pharmacy, Inc. from September 2004 through December 2009.

Troyen A. Brennan, M.D., age 57, Executive Vice President and Chief Medical Officer of CVS Caremark Corporation since November 2008; Executive Vice President and Chief Medical Officer of Aetna, Inc. from February 2006 through November 2008; President and Chief Executive Officer of Brigham and Women’s Physician Hospital Organization from 1997 through February 2006; also President and Chief Executive Officer of Brigham and Women’s Physicians Organization from 2000 through February 2006.

Mark S. Cosby, age 53, Executive Vice President of CVS Caremark Corporation and President of CVS/pharmacy since September 2011; President of Stores of Macy’s, Inc., a retail chain, from April 2009 through August 2011; President of Macy’s East from April 2007 through March 2009; Executive Vice President of Real Estate and Development of Macy’s from July 2006 through March 2007.

Laird K. Daniels, age 43, Senior Vice President and Controller and Chief Accounting Officer of CVS Caremark Corporation since January 2010; Vice President of Finance and Retail Controller of CVS Pharmacy, Inc. from May 2009 through December 2009; Vice President of Finance-Corporate Budgeting and Analysis of CVS Pharmacy, Inc. from November 2006 until April 2009.

David M. Denton, age 46, Executive Vice President and Chief Financial Officer of CVS Caremark Corporation and CVS Pharmacy, Inc. since January 2010; Senior Vice President and Controller/Chief Accounting Officer of CVS Caremark Corporation from March 2008 until December 2009; Senior Vice President, Financial Administration of CVS Caremark Corporation and CVS Pharmacy, Inc. from April 2007 to March 2008; Senior Vice President, Finance and Controller of PharmaCare Management Services, Inc. from October 2005 through April 2007.

Helena B. Foulkes, age 47, Executive Vice President and Chief Health Care Strategy and Marketing Officer of CVS Caremark Corporation since March 2011; Executive Vice President and Chief Marketing Officer of CVS Caremark Corporation from January 2009 through February 2011; Senior Vice President of Health Services of CVS Caremark Corporation from May 2008 through January 2009, and of CVS Pharmacy, Inc. from October 2007 through January 2009; Senior Vice President, Marketing and Operations Services of CVS Pharmacy, Inc. from January 2007 through October 2007.

J. David Joyner, age 47, Executive Vice President of CVS Caremark Corporation since March 2011 and Executive Vice President of Sales and Account Services, Caremark Pharmacy Services since March 2004.

Per G.H. Lofberg, age 64, Executive Vice President of CVS Caremark Corporation and President of Caremark Pharmacy Services since January 2010; President and Chief Executive Officer of Generation Health, Inc., a pharmacogenomics company, from November 2008 through December 2009; President and Chief Executive Officer of Merck Capital Ventures, LLC, a venture capital investment company focused on the pharmaceutical industry, from January 2001 through July 2008.

Stuart M. McGuigan, age 53, Senior Vice President and Chief Information Officer of CVS Caremark Corporation since January 2009 and Senior Vice President and Chief Information Officer of CVS Pharmacy, Inc. since December 2008; Senior Vice President and Chief Information Officer of Liberty Mutual Group from September 2004 to November 2008; also a director of NetScout Systems, Inc., a leading provider of integrated network and application performance management solutions.

Larry J. Merlo, age 56, President and Chief Executive Officer of CVS Caremark Corporation since March 2011; President and Chief Operating Officer of CVS Caremark Corporation from May 2010 through March 2011; President of CVS/pharmacy from January 2007 through August 2011; Executive Vice President of CVS Caremark Corporation from January 2007 through May 2010; Executive Vice President—Stores of CVS Corporation from April 2000 to January 2007; and Executive Vice President—Stores of CVS Pharmacy, Inc. from March 1998 to January 2007; also a director of CVS Caremark Corporation since May 2010.

Jonathan C. Roberts, age 56, Executive Vice President of CVS Caremark Corporation and Chief Operating Officer of Caremark Pharmacy Services since October 2010; Executive Vice President, Rx Purchasing, Pricing and Network Relations of CVS Caremark Corporation from January 2009 through October 2010; Senior Vice President and Chief Information Officer of CVS Caremark Corporation from May 2008 until January 2009, and of CVS Pharmacy, Inc. from January 2006 until January 2009.

Douglas A. Sgarro, age 52, Executive Vice President and Chief Legal Officer of CVS Caremark Corporation and CVS Pharmacy, Inc. since March 2004; President of CVS Realty Co., a real estate development company and a division of CVS Pharmacy, Inc., from October 1999 through August 2009.

Andrew J. Sussman, M.D., age 46, Senior Vice President and Associate Chief Medical Officer of CVS Caremark Corporation since March 2011 and President of MinuteClinic, L.L.C., the Company’s retail-based health clinic subsidiary, since September 2009; Executive Vice President and Chief Operating Officer of the University of Massachusetts Memorial Medical Center, the major teaching affiliate of UMass Medical School, from May 2004 through August 2009.

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

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2011	High	$35.95	$39.50	$38.82	$41.35	$41.35
	Low	$32.08	$34.21	$31.30	$32.28	$31.30
	Cash dividends per common share	$0.12500	$0.12500	$0.12500	$0.12500	$0.50000
2010	High	$37.32	$37.82	$32.09	$35.46	$37.82
	Low	$30.36	$29.22	$26.84	$29.45	$26.84
	Cash dividends per common share	$0.08750	$0.08750	$0.08750	$0.08750	$0.35000

CVS Caremark has paid cash dividends every quarter since becoming a public company. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company’s Board of Directors. As of February 10, 2012, there were 22,250 registered shareholders according to the records maintained by our transfer agent.

On August 23, 2011, our Board of Directors authorized a share repurchase program for up to $4.0 billion of our outstanding common stock (the “2011 Repurchase Program”). The share repurchase authorization under the 2011 Repurchase Program, which was effective immediately, permits us to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase transactions, and/or other derivative transactions. The share repurchase program may be modified, extended or terminated by the Board of Directors at any time.

Pursuant to the authorization under the 2011 Repurchase Program, on August 24, 2011, the Company entered into a $1.0 billion fixed dollar accelerated share repurchase (“ASR”) agreement with Barclays Bank PLC (“Barclays”). The ASR agreement contained provisions that establish the minimum and maximum number of shares to be repurchased during its term. Pursuant to the ASR agreement, on August 25, 2011, the Company paid $1.0 billion to Barclays in exchange for Barclays delivering 20.3 million shares of common stock to the Company. On September 16, 2011, upon establishment of the minimum number of shares to be repurchased, Barclays delivered an additional 5.4 million shares of common stock to the Company. The Company received an additional 1.6 million shares of common stock on December 29, 2011, due to the fluctuation in market price of common stock over the term of the ASR agreement, which concluded on December 28, 2011. The total of 27.3 million shares of common stock delivered to the Company by Barclays over the term of the ASR agreement were placed into treasury stock.

On June 14, 2010, the Company’s Board of Directors authorized a share repurchase program for up to $2.0 billion of outstanding common stock (the “2010 Repurchase Program”). During the year ended December 31, 2011, the Company repurchased an aggregate of 56.4 million shares of common stock for approximately $2.0 billion, completing the 2010 Repurchase Program.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2011 through October 31, 2011	7,009,429	$34.18	7,009,429	$3,209,624,610
November 1, 2011 through November 30, 2011	4,898,600	$37.75	4,898,600	$3,024,695,642
December 1, 2011 through December 31, 2011	2,260,587	$37.05	2,260,587	$2,998,750,000

Item 6. Selected Financial Data

The selected consolidated financial data of CVS Caremark Corporation as of and for the periods indicated in the five-year period ended December 31, 2011 have been derived from the consolidated financial statements of CVS Caremark Corporation. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and the audit reports of Ernst & Young LLP, which are incorporated elsewhere herein.

In millions, except per share amounts	2011(1)	2010(1)	2009(1)	2008(1)	2007(1)(2)
Statement of operations data:
Net revenues	$107,100	$95,778	$98,215	$87,005	$76,078
Gross profit	20,561	20,219	20,358	18,272	16,098
Operating expenses	14,231	14,082	13,933	12,237	11,309

Operating profit	6,330	6,137	6,425	6,035	4,789
Interest expense, net	584	536	525	509	435
Income tax provision(3)	2,258	2,179	2,200	2,189	1,720

Income from continuing operations	3,488	3,422	3,700	3,337	2,634
Income (loss) from discontinued operations, net of tax (4)	(31)	2	(4)	(125)	3

Net income	3,457	3,424	3,696	3,212	2,637
Net loss attributable to noncontrolling interest(5)	4	3	—	—	—
Preference dividends, net of income tax benefit	—	—	—	(14)	(14)

Net income attributable to CVS Caremark	$3,461	$3,427	$3,696	$3,198	$2,623

Per common share data:
Basic earnings per common share:
Income from continuing operations attributable to CVS Caremark	$2.61	$2.51	$2.58	$2.32	$1.97
Loss from discontinued operations attributable to CVS Caremark	(0.02)	—	—	(0.09)	—

Net income attributable to CVS Caremark	$2.59	$2.51	$2.58	$2.23	$1.97

Diluted earnings per common share:
Income from continuing operations attributable to CVS Caremark	$2.59	$2.49	$2.55	$2.27	$1.92
Loss from discontinued operations attributable to CVS Caremark	(0.02)	—	—	(0.09)	—

Net income attributable to CVS Caremark	$2.57	$2.49	$2.55	$2.18	$1.92

Cash dividends per common share	$0.50000	$0.35000	$0.30500	$0.25800	$0.22875
Balance sheet and other data:
Total assets	$64,543	$62,169	$61,641	$60,960	$54,722
Long-term debt	$9,208	$8,652	$8,756	$8,057	$8,350
Total shareholders’ equity	$38,051	$37,700	$35,768	$34,574	$31,322
Number of stores (at end of year)	7,388	7,248	7,095	6,997	6,301

(1)          On December 23, 2008, our Board of Directors approved a change in our fiscal year-end from the Saturday nearest December 31 of each year to December 31 of each year to better reflect our position in the health care, rather than the retail, industry. The fiscal year change was effective beginning with the fourth quarter of fiscal 2008. As you review our operating performance, please consider that fiscal 2011, 2010 and 2009 include 365 days; fiscal 2008 includes 368 days, and fiscal 2007 include 364 days.

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

(3)      Income tax provision includes the effect of the following: (i) in 2010, the recognition of $47 million of previously unrecognized tax benefits, including interest, relating to the expiration of various statutes of limitation and settlements with tax authorities, (ii) in 2009, the recognition of $167 million of previously unrecognized tax benefits, including interest, relating to the expiration of various statutes of limitation and settlements with tax authorities.

(4)          As discussed in Note 3 to the consolidated financial statements, the results of the Theracom business are presented as discontinued operations and have been excluded from continuing operations for all periods presented.

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

Below is a summary of the results of discontinued operations:

	Fiscal Year
In millions	2011	2010	2009	2008	2007
Income from operations of TheraCom	$18	$28	$13	$11	$5
Gain on disposal of TheraCom	53	—	—	—	—
Loss on disposal of Linens ‘n Things	(7)	(24)	(19)	(214)	—
Income tax benefit (provision)	(95)	(2)	2	78	(2)

Income (loss) from discontinued operations, net of tax	$(31)	$2	$(4)	$(125)	$3

(5)      Represents the minority shareholders’ portion of the net loss from our majority owned subsidiary, Generation Health, Inc., acquired in the fourth quarter of 2009.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We refer you to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which includes our “Cautionary Statement Concerning Forward-Looking Statements” at the end of such section of our Annual Report to Stockholders for the year ended December 31, 2011, which section is incorporated by reference herein.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2011, the Company had no derivative financial instruments or derivative commodity instruments in place and believes that its exposure to market risk associated with other financial instruments, principally interest rate risk inherent in its debt portfolio, is not material.

Item 8. Financial Statements and Supplementary Data

We refer you to the “Consolidated Statements of Income,” “Consolidated Balance Sheets,” “Consolidated Statements of Shareholders’ Equity,” “Consolidated Statements of Cash Flows,” and “Notes to Consolidated Financial Statements,” and “Report of Independent Registered Public Accounting Firm” of our Annual Report to Stockholders for the fiscal year ended December 31, 2011, which sections are incorporated by reference herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of December 31, 2011, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Internal control over financial reporting: We refer you to “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” of our Annual Report to Stockholders for the fiscal year ended December 31, 2011, which are incorporated by reference herein, for Management’s report on the Registrant’s internal control over financial reporting and the Independent Registered Public Accounting Firm’s report with respect to the effectiveness of internal control over financial reporting.

Changes in internal control over financial reporting: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that occurred during the fourth quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

No events have occurred during the fourth quarter that would require disclosure under this item.

PART III

Item 10. Directors and Executive Officers of the Registrant

We refer you to our Proxy Statement for the 2012 Annual Meeting of Stockholders under the captions “Committees of the Board,” “Code of Conduct,” “Director Nominations,” “Audit Committee Report,” “Biographies of our Board Nominees,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which sections are incorporated by reference herein. Biographical information on our executive officers is contained in Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation

We refer you to our Proxy Statement for the 2012 Annual Meeting of Stockholders under the captions “Executive Compensation and Related Matters,” including “Compensation Discussion & Analysis” and “Management Planning and Development Committee Report,” which sections are incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We refer you to our Proxy Statement for the 2012 Annual Meeting of Stockholders under the captions “Share Ownership of Directors and Certain Executive Officers,” and “Share Ownership of Principal Stockholders” which sections are incorporated by reference herein, for information concerning security ownership of certain beneficial owners and management and related stockholder matters.

The following table summarizes information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2011.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (1)
Equity compensation plans approved by stockholders (2)	59,107	$33.40	57,547
Equity compensation plans not approved by stockholders	—	—	—
Total	59,107	$33.40	57,547

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

Item 13. Certain Relationships and Related Transactions and Director Independence

We refer you to our Proxy Statement for the 2012 Annual Meeting of Stockholders under the caption “Independence Determinations for Directors” and “Certain Transactions with Directors and Officers,” which sections are incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

We refer you to our Proxy Statement for the 2012 Annual Meeting of Stockholders under the caption “Item 2: Ratification of Appointment of Independent Registered Public Accounting Firm,” which section is incorporated by reference herein.

PART IV

Item 15. Exhibits, Financial Statement Schedules

A. Documents filed as part of this report:

1.                      Financial Statements:

The following financial statements are incorporated by reference from our Annual Report to Stockholders for the fiscal year ended December 31, 2011, as provided in Item 8 hereof:

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

10.17*

Retention Agreement dated as of August 5, 2005 between the Registrant and the Registrant’s former Chief Executive Officer [incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2005 (Commission File No. 001-01011)].

10.18*

Form of Restricted Stock Unit Agreement between the Registrant and the Registrant’s former Chief Executive Officer [incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2005 (Commission File No. 001-01011)].

10.19*

Amended and Restated Employment Agreement dated as of December 22, 2008 between the Registrant and the Registrant’s former Chairman of the Board and Chief Executive Officer [incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (Commission File No. 001-01011)].

10.20*

Amended and Restated Employment Agreement dated as of December 22, 2008 between the Registrant and the Registrant’s President and Chief Executive Officer [incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (Commission File No. 001-01011)].

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

10.23*

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

10.27*

CVS Caremark Long-Term Incentive Plan [incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (Commission File No. 001-01011)].

10.28*

Partnership Equity Program Purchased Share, Matching Restricted Stock Unit and Stock Option Agreement between the Registrant and selected employees of the Registrant [incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (Commission File No. 001-01011)].

10.29*	2010 Incentive Compensation Plan [incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated May 13, 2010 (Commission File No. 001-01011)].

10.30*

Three Year Credit Agreement dated as of May 27, 2010 by and among the Registrant, the lenders party hereto, Barclays Capital and JP Morgan Chase Bank, N.A., as Co-Syndication Agents, Bank of America, N.A. and Wells Fargo Bank, N.A., as Co-Documentation Agents, and the Bank of New York Mellon, as Administrative Agent [incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010 (Commission File No. 001-01011)].

10.31*

Employment Agreement between the Registrant and the Registrant’s Executive Vice President and President of Caremark Pharmacy Services effective as of January 1, 2010 [incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (Commission File No. 001-01011)].

10.32*

Change in Control Agreement between the Registrant and the Registrant’s Executive Vice President and President of Caremark Pharmacy Services effective as of January 1, 2010 [incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (Commission File No. 001-01011)].

10.33*

Long Term Incentive Plan — President, Pharmacy Benefit Management [incorporated by reference to Exhibit 10.36 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (Commission File No. 001-01011)].

10.34*

2010-2011 Return on Net Assets Long Term Incentive Plan [incorporated by reference to Exhibit 10.37 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (Commission File No. 001-01011)].

10.35*

Change in Control Agreement dated December 22, 2008 between the Registrant and the Registrant’s Executive Vice President and Chief Financial Officer [incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (Commission File No. 001-01011)].

10.36*

Letter Agreement dated January 23, 2011 between the Registrant and the Registrant’s former Chairman and Chief Executive Officer [incorporated by reference to Exhibit 10.40 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011 (Commission File No. 001-01011)].

10.37*

Four Year Credit Agreement dated as of May 12, 2011 by and among the Registrant, the lenders party thereto, Barclays Capital and JP Morgan Chase Bank, N.A., as Co-Syndication Agents, Bank of America, N.A. and Wells Fargo Bank, N.A., as Co-Documentation Agents, and the Bank of New York Mellon, as Administrative Agent [incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011 (Commission File No. 001-01011)].

10.38*

Letter Agreement dated January 23, 2011 between the Registrant and the Registrant’s former Chairman and Chief Executive Officer [incorporated by reference to Exhibit 10.40 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011 (Commission File No. 001-01011)].

10.39	Executive Severance Policy effective March 31, 2011.

10.40	2011 Management Incentive Plan.

10.41	Letter Agreement dated August 5, 2011 between the Registrant and the Registrant’s Executive Vice President and President — CVS/pharmacy.

10.42	Change in Control Agreement dated September 1, 2011 between the Registrant and the Registrant’s Executive Vice President and President — CVS/pharmacy.

10.43

Amendment No. 1, dated as of November 22, 2011, to the Five Year Credit Agreement dated as of March 12, 2007 by and among the Registrant, the Lenders party thereto, the Co-Syndication Agents and Documentation Agent named therein, and The Bank of New York Mellon, as Administrative Agent.

10.44

Amendment No. 1, dated as of November 22, 2011, to the Three Year Credit Agreement dated as of May 27, 2010 by and among the Registrant, the Lenders party thereto, the Co-Syndication Agents and Co-Documentation Agents

named therein, and The Bank of New York Mellon, as Administrative Agent.

10.45

Amendment No. 1, dated as of November 22, 2011, to the Credit Agreement dated as of May 12, 2011 by and among the Registrant, the Lenders party thereto, the Co-Syndication Agents and Co-Documentation Agents named therein, and The Bank of New York Mellon, as Administrative Agent.

10.46	Form of Performance-Based Restricted Stock Unit Agreement.

10.47	Form of Partnership Equity Plan Purchased and Matching Restricted Stock Unit and Stock Option Agreement.

13	Portions of the 2011 Annual Report to Stockholders of CVS Caremark Corporation, which are specifically designated in this Form 10-K as being incorporated by reference.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the CVS Caremark Corporation Annual Report on Form 10-K for the year ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CVS CAREMARK CORPORATION

Date: February 17, 2012	By:	/s/ DAVID M. DENTON
David M. Denton
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ EDWIN M. BANKS	Director	February 17, 2012
Edwin M. Banks

/s/ C. DAVID BROWN II	Director	February 17, 2012
C.David Brown II

/s/ LAIRD K. DANIELS	Senior Vice President —	February 17, 2012
Laird K. Daniels	Finance and Controller
(Principal Accounting Officer)

/s/ DAVID M. DENTON	Executive Vice President and Chief	February 17, 2012
David M. Denton	Financial Officer
(Principal Financial Officer)

/s/ DAVID W. DORMAN	Chairman of the Board and Director	February 17, 2012
David W. Dorman

/s/ ANNE M. FINUCANE	Director	February 17, 2012
Anne M. Finucane

/s/ KRISTEN GIBNEY WILLIAMS	Director	February 17, 2012
Kristen Gibney Williams

/s/ MARIAN L. HEARD	Director	February 17, 2012
Marian L. Heard

/s/ LARRY J. MERLO	President and Chief Executive	February 17, 2012
Larry J. Merlo	Officer (Principal Executive
Officer) and Director

Signature	Title(s)	Date

/s/ JEAN-PIERRE MILLON	Director	February 17, 2012
Jean-Pierre Millon

/s/ TERRENCE MURRAY	Director	February 17, 2012
Terrence Murray

/s/ C.A. LANCE PICCOLO	Director	February 17, 2012
C.A. Lance Piccolo

/s/ RICHARD J. SWIFT	Director	February 17, 2012
Richard J. Swift

/s/ TONY L. WHITE	Director	February 17, 2012
Tony L. White