Form 10-Q
period 2012-03-31
CVS CAREMARK CORP
filed 2012-05-02
CIK 64803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2012

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

Common Stock, $0.01 par value, issued and outstanding at April 25, 2012:

1,281,502,470 shares

Part I	Item 1

CVS Caremark Corporation

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	March 31,
In millions, except per share amounts	2012	2011

Net revenues	$30,798	$25,695
Cost of revenues	25,685	20,953
Gross profit	5,113	4,742
Operating expenses	3,709	3,437
Operating profit	1,404	1,305
Interest expense, net	132	134
Income before income tax provision	1,272	1,171
Income tax provision	496	462
Income from continuing operations	776	709
Income (loss) from discontinued operations, net of tax	(1)	3
Net income	775	712
Net loss attributable to noncontrolling interest	1	1
Net income attributable to CVS Caremark	$776	$713

Basic earnings per common share:
Income from continuing operations attributable to CVS Caremark	$0.60	$0.52
Income (loss) from discontinued operations attributable to CVS Caremark	—	—
Net income attributable to CVS Caremark	$0.60	$0.52
Weighted average basic common shares outstanding	1,299	1,362

Diluted earnings per common share:
Income from continuing operations attributable to CVS Caremark	$0.59	$0.52
Income (loss) from discontinued operations attributable to CVS Caremark	—	—
Net income attributable to CVS Caremark	$0.59	$0.52
Weighted average diluted common shares outstanding	1,309	1,371

Dividends declared per common share	$0.1625	$0.1250

See accompanying notes to condensed consolidated financial statements.

Part I	Item 1

CVS Caremark Corporation

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
In millions	2012	2011

Net income	$775	$712
Other comprehensive income -
Net cash flow hedges, net of income tax	1	—
Comprehensive income	776	712
Comprehensive loss attributable to noncontrolling interest	1	1
Comprehensive income attributable to CVS Caremark	$777	$713

See accompanying notes to condensed consolidated financial statements.

Part I	Item 1

CVS Caremark Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

In millions, except per share amounts	March 31, 2012	December 31, 2011
Assets:
Cash and cash equivalents	$2,211	$1,413
Short-term investments	5	5
Accounts receivable, net	6,109	6,047
Inventories	10,677	10,046
Deferred income taxes	538	503
Other current assets	351	580
Total current assets	19,891	18,594
Property and equipment, net	8,517	8,467
Goodwill	26,431	26,458
Intangible assets, net	9,799	9,869
Other assets	1,368	1,155
Total assets	$66,006	$64,543

Liabilities:
Accounts payable	$5,240	$4,370
Claims and discounts payable	3,661	3,487
Accrued expenses	4,506	3,293
Short-term debt	—	750
Current portion of long-term debt	5	56
Total current liabilities	13,412	11,956
Long-term debt	9,206	9,208
Deferred income taxes	3,875	3,853
Other long-term liabilities	1,431	1,445
Commitments and contingencies (Note 8)
Redeemable noncontrolling interest	29	30

Shareholders’ equity:
Preferred stock, par value $0.01: 0.1 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01: 3,200 shares authorized; 1,650 shares issued and 1,290 shares outstanding at March 31, 2012 and 1,640 shares issued and 1,298 shares outstanding at December 31, 2011	16	16
Treasury stock, at cost: 358 shares at March 31, 2012 and 340 shares at December 31, 2011	(12,752)	(11,953)
Shares held in trust: 2 shares at March 31, 2012 and December 31, 2011	(56)	(56)
Capital surplus	28,450	28,126
Retained earnings	22,566	22,090
Accumulated other comprehensive loss	(171)	(172)
Total shareholders’ equity	38,053	38,051
Total liabilities and shareholders’ equity	$66,006	$64,543

See accompanying notes to condensed consolidated financial statements.

Part I	Item 1

CVS Caremark Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
In millions	2012	2011
Cash flows from operating activities:
Cash receipts from customers	$29,207	$22,971
Cash paid for inventory and prescriptions dispensed by retail network pharmacies	(22,515)	(17,445)
Cash paid to other suppliers and employees	(3,751)	(3,342)
Interest received	1	1
Interest paid	(128)	(150)
Income taxes paid	(28)	(169)
Net cash provided by operating activities	2,786	1,866

Cash flows from investing activities:
Purchases of property and equipment	(376)	(309)
Proceeds from sale-leaseback transactions	—	11
Proceeds from sale of property and equipment	—	12
Acquisitions (net of cash acquired) and other investments	(74)	(11)
Purchase of available-for-sale investments	—	(2)
Proceeds from sale of subsidiary	7	—
Net cash used in investing activities	(443)	(299)

Cash flows from financing activities:
Decrease in short-term debt	(750)	—
Repayments of long-term debt	(52)	(301)
Dividends paid	(211)	(171)
Proceeds from exercise of stock options	278	107
Repurchase of common stock	(810)	(467)
Net cash used in financing activities	(1,545)	(832)
Net increase in cash and cash equivalents	798	735
Cash and cash equivalents at beginning of period	1,413	1,427
Cash and cash equivalents at end of period	$2,211	$2,162

Reconciliation of net income to net cash provided by operating activities:
Net income	$775	$712
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	423	374
Stock-based compensation	36	36
Deferred income taxes and other noncash items	21	70
Change in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(70)	(423)
Inventories	(776)	514
Other current assets	286	(30)
Other assets	(189)	(52)
Accounts payable	1,044	535
Accrued expenses	1,250	156
Other long-term liabilities	(14)	(26)
Net cash provided by operating activities	$2,786	$1,866

See accompanying notes to condensed consolidated financial statements.

Part I	Item 1

CVS Caremark Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CVS Caremark Corporation and its majority owned subsidiaries (“CVS Caremark” or “the “Company”) have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. In accordance with such rules and regulations, certain information and accompanying note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in Exhibit 13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”).

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

As of March 31, 2012, the carrying value of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximated their fair value due to the short-term nature of these financial instruments. The Company invests in money market funds, commercial paper and time deposits that are classified as cash and cash equivalents within the accompanying condensed consolidated balance sheets, as these funds are highly liquid and readily convertible to known amounts of cash. These investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company’s short-term investments consist of certificates of deposit with initial maturities of greater than three months when purchased. These investments, which are classified within Level 1 of the fair value hierarchy, are carried at historical cost, which approximated fair value at March 31, 2012. The carrying amount and estimated fair value of the Company’s total long-term debt was $9.2 billion and $10.6 billion, respectively, as of March 31, 2012. The fair value of the Company’s total long-term debt was estimated based on rates currently offered to the Company for debt with identical terms and maturities, which is considered Level 1 of the fair value hierarchy. There were no outstanding derivative financial instruments as of March 31, 2012 and December 31, 2011.

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminated the option to report other comprehensive income and its components in the statement of shareholders’ equity. Instead, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 also required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. In December 2011, the FASB issued ASU 2011-12 Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which indefinitely defers the guidance related to the presentation of reclassification adjustments. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and should be applied retrospectively. The Company elected to report other comprehensive income and its components in a separate statement of comprehensive income for the three months ended March 31, 2012. The adoption of ASU 2011-05 did not have a material effect on the Company’s financial statements.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 allows entities to use a qualitative approach to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If after performing the qualitative assessment an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step goodwill impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-08 will have a material effect on the Company’s consolidated results of operations, financial condition or cash flows.

Note 2 – Changes in Accounting Principle

Effective January 1, 2012, the Company changed its methods of accounting for prescription drug inventories in the Retail Pharmacy segment. Prior to 2012, the Company valued prescription drug inventories at the lower of cost or market on a first-in, first-out (“FIFO”) basis in retail pharmacies using the retail inventory method and in distribution centers using the FIFO cost method. Effective January 1, 2012, all prescription drug inventories in the Retail Pharmacy segment have been valued at the lower of cost or market using the weighted average cost method. These changes affected approximately 51% of consolidated inventories.

The Company believes the weighted average cost method is preferable to the retail inventory method and the FIFO cost method because it results in greater precision in the determination of cost of revenues and inventories by specific drug product and results in a consistent inventory valuation method for all of the Company’s prescription drug inventories as the Pharmacy Services segment’s mail service and specialty pharmacies were already on the weighted average cost method.

The Company recorded the cumulative effect of these changes in accounting principle as of January 1, 2012. The Company determined that retrospective application for periods prior to 2012 is impracticable, as the period-specific information necessary to value prescription drug inventories in the Retail Pharmacy segment under the weighted average cost method is unavailable. The Company implemented a new pharmacy cost accounting system to value prescription drug inventory as of January 1, 2012 and calculate the cumulative impact. The effect of these changes in accounting principle as of January 1, 2012 was a decrease in inventories of $146 million, an increase in current deferred income tax assets of $57 million and a decrease in retained earnings of $89 million.

Had the Company not made these changes in accounting principle, for the three months ended March 31, 2012, income from continuing operations and net income attributable to CVS Caremark would have been $19 million lower, and basic and diluted earnings per common share for income from continuing operations attributable to CVS Caremark and net income attributable to CVS Caremark would have been reduced by $0.01.

Note 3 – Discontinued Operations

On November 1, 2011, the Company sold its TheraCom, L.L.C. (“TheraCom”) subsidiary to AmerisourceBergen Corporation for $250 million, plus a working capital adjustment of $7 million which the Company received in March 2012. TheraCom is a provider of commercialization support services to the biotech and pharmaceutical industry. The TheraCom business had historically been part of the Company’s Pharmacy Services segment. The results of the TheraCom business are presented as discontinued operations and have been excluded from both continuing operations and segment results for both periods presented.

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

Below is a summary of the results of discontinued operations:

	Three Months Ended March 31,
In millions	2012	2011

Net revenues of TheraCom	$—	$185

Income from operations of TheraCom	$—	$6
Loss on disposal of Linens ‘n Things	(1)	(2)
Income tax benefit (provision)	—	(1)
Income (loss) from discontinued operations, net of tax	$(1)	$3

Note 4 – Share Repurchase Program

On August 23, 2011, the Company’s Board of Directors authorized a share repurchase program for up to $4.0 billion of outstanding common stock (the “2011 Repurchase Program”). The share repurchase authorization under the 2011 Repurchase Program, which was effective immediately, permits the Company to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase transactions, and/or other derivative transactions. The 2011 Repurchase Program may be modified or terminated by the Board of Directors at any time. During the three months ended March 31, 2012, the Company repurchased an aggregate of 18.1 million shares of common stock for approximately $810 million pursuant to the 2011 Repurchase Program. As of March 31, 2012, there remained approximately $2.2 billion available for future repurchases under the 2011 Repurchase Program.

Note 5 – Interest Expense

The following are the components of net interest expense:

	Three Months Ended March 31,
In millions	2012	2011

Interest expense	$133	$135
Interest income	(1)	(1)
Interest expense, net	$132	$134

Note 6 – Earnings Per Share

Basic earnings per common share attributable to CVS Caremark is computed by dividing: (i) net income attributable to CVS Caremark by (ii) the weighted average number of common shares outstanding in the period (the “Basic Shares”).

Diluted earnings per common share attributable to CVS Caremark is computed by dividing: (i) net income attributable to CVS Caremark by (ii) Basic Shares plus the additional shares that would be issued assuming that all dilutive stock awards are exercised. Options to purchase approximately 0.1 million and 25.7 million shares of common stock were outstanding, but were not included in the calculation of diluted earnings per share for the three months ended March 31, 2012 and 2011, respectively, because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

The following is a reconciliation of basic and diluted earnings per common share for the respective periods:

	Three Months Ended
	March 31,
In millions, except per share amounts	2012	2011
Numerators for earnings per common share calculations:
Income from continuing operations	$776	$709
Net loss attributable to noncontrolling interest	1	1
Income from continuing operations attributable to CVS Caremark	777	710
Income (loss) from discontinued operations, net of tax	(1)	3
Net income attributable to CVS Caremark, basic and diluted	$776	$713

Denominators for earnings per common share calculations:
Weighted average common shares, basic	1,299	1,362
Effect of dilutive securities:
Stock options	9	7
Restricted stock units	1	2
Weighted average common shares, diluted	1,309	1,371
Basic earnings per common share:
Income from continuing operations attributable to CVS Caremark	$0.60	$0.52
Income (loss) from discontinued operations attributable to CVS Caremark	—	—
Net income attributable to CVS Caremark	$0.60	$0.52
Diluted earnings per common share:
Income from continuing operations attributable to CVS Caremark	$0.59	$0.52
Income (loss) from discontinued operations attributable to CVS Caremark	—	—
Net income attributable to CVS Caremark	$0.59	$0.52

Note 7 – Segment Reporting

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

The Pharmacy Services segment provides a full range of pharmacy benefit management (“PBM”) services including mail order pharmacy services, specialty pharmacy services, plan design consultation and administration, formulary management and claims processing. The Company’s customers are primarily employers, insurance companies, unions, government employee groups, managed care organizations, other sponsors of health benefit plans and individuals throughout the United States. In addition, through our SilverScript Insurance Company and Pennsylvania Life Insurance Company subsidiaries, the Company is a national provider of drug benefits to eligible beneficiaries under the Federal Government’s Medicare Part D program. The Pharmacy Services business operates under the CVS Caremark® Pharmacy Services, Caremark®, CVS Caremark®, CarePlus CVS/pharmacy®, CarePlus™, RxAmerica® and Accordant® names. As of March 31, 2012, the Pharmacy Services segment operated 31 retail specialty pharmacy stores, 12 specialty mail order pharmacies and four mail service pharmacies located in 22 states, Puerto Rico and the District of Columbia.

The Retail Pharmacy segment sells prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, photo finishing, seasonal merchandise, greeting cards and convenience foods through our CVS/pharmacy and Longs Drugs retail stores and online through CVS.com. As of March 31, 2012, the Retail Pharmacy segment included 7,352 retail drugstores (of which 7,295 operated a pharmacy), 29 onsite pharmacies, 570 retail health care clinics, and the online retail website, CVS.com. The retail drugstores are located in 41 states, Puerto Rico and the District of Columbia. The retail health care clinics operate under the MinuteClinic® name, and 562 are located within CVS/pharmacy stores. MinuteClinics utilize nationally recognized medical protocols to diagnose and treat minor health conditions, perform health screenings, monitor chronic conditions and deliver vaccinations. The clinics are staffed by board-certified nurse practitioners and physician assistants who provide access to affordable care without appointment.

The Corporate segment provides management and administrative services to support the Company. The Corporate segment consists of certain aspects of our executive management, corporate relations, legal, compliance, human resources, corporate information technology and finance departments.

In millions	Pharmacy Services Segment(1) (3)	Retail Pharmacy Segment	Corporate Segment	Intersegment Eliminations(2)	Consolidated Totals
Three Months Ended
March 31, 2012: Net revenues	$18,300	$16,024	$—	$(3,526)	$30,798
Gross profit	616	4,572	—	(75)	5,113
Operating profit (loss)	349	1,298	(168)	(75)	1,404
March 31, 2011: Net revenues	$13,829	$14,587	$—	$(2,721)	$25,695
Gross profit	630	4,147	—	(35)	4,742
Operating profit (loss)	391	1,096	(147)	(35)	1,305
Total assets:
March 31, 2012	$36,295	$29,196	$1,178	$(663)	$66,006
December 31, 2011	35,704	28,323	1,121	(605)	64,543
Goodwill:
March 31, 2012	$19,630	$6,801	$—	$—	$26,431
December 31, 2011	19,657	6,801	—	—	26,458

(1)          Net revenues of the Pharmacy Services segment include approximately $2.3 billion and $2.2 billion of retail co-payments for the three months ended March 31, 2012 and 2011, respectively.

(2)          Intersegment eliminations relate to two types of transactions: (i) Intersegment revenues that occur when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue on a standalone basis, and (ii) Intersegment revenues, gross profit and operating profit that occur when Pharmacy Services segment customers, through the Company’s intersegment activities (such as the Maintenance Choice program), elect to pick-up their maintenance prescriptions at Retail Pharmacy segment stores instead of receiving them through the mail. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue, gross profit and operating profit on a standalone basis. Beginning in the fourth quarter of 2011, the Maintenance Choice eliminations reflect all discounts available for the purchase of mail order prescription drugs. The following amounts are eliminated in consolidation in connection with the item (ii) intersegment activity: net revenues of $798 million and $558 million for the three months ended March 31, 2012 and 2011, respectively, gross profit and operating profit of $75 million and $35 million for the three months ended March 31, 2012 and 2011, respectively.

(3)          The results of the Pharmacy Services segment for the three months ended March 31, 2011 have been revised to reflect the results of TheraCom as discontinued operations. See Note 3 to the condensed consolidated financial statements.

Note 8 – Commitments and Contingencies

Lease Guarantees

Between 1991 and 1997, the Company sold or spun off a number of subsidiaries, including Bob’s Stores, Linens ‘n Things, Marshalls, Kay-Bee Toys, Wilsons, This End Up and Footstar. In many cases, when a former subsidiary leased a store, the Company provided a guarantee of the store’s lease obligations. When the subsidiaries were disposed of, the Company’s guarantees remained in place, although each initial purchaser has indemnified the Company for any lease obligations the Company was required to satisfy. If any of the purchasers or any of the former subsidiaries were to become insolvent and failed to make the required payments under a store lease, the Company could be required to satisfy these obligations. As of March 31, 2012, the Company guaranteed approximately 76 such store leases (excluding the lease guarantees related to Linens ‘n Things, which are discussed in Note 3 previously in this document), with the maximum remaining lease term extending through 2022. Management believes the ultimate disposition of any of the remaining guarantees will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or future cash flows.

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

In December 2007, the Company received a document subpoena from the Office of Inspector General (“OIG”) within the U.S. Department of Health and Human Services (“HHS”), requesting information relating to the processing of Medicaid and other government agency claims on a different adjudication platform of Caremark. In October 2009 and October 2010, the Company received civil investigative demands from the Office of the Attorney General of the State of Texas requesting, respectively, information produced under this OIG subpoena and other information related to the processing of Medicaid claims. These civil investigative demands state that the Office of the Attorney General of the State of Texas is investigating allegations currently pending under seal relating to two of Caremark’s adjudication platforms. The Company has been providing documents and other information in response to these requests for information.

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

In August 2006, the Bellevue case and the North Jackson Pharmacy case were both transferred to Pennsylvania federal court by the Judicial Panel on Multidistrict Litigation for coordinated and consolidated proceedings with other cases before the panel, including cases against other PBMs. Caremark appealed the decision which vacated the order compelling arbitration and staying the proceedings in the Bellevue case and, following the appeal, the Court of Appeals reinstated the order compelling arbitration of the Bellevue case. Plaintiffs in the Bellevue case dismissed their lawsuit in federal court and determined not to seek arbitration and are again pursuing an appeal to the Court of Appeals of the district court ruling compelling arbitration. Motions for class certification in the coordinated cases within the multidistrict litigation, including the North Jackson Pharmacy case, remain pending, and the court has permitted certain additional class discovery and briefing. The consolidated action is now known as the In Re Pharmacy Benefit Managers Antitrust Litigation.

In August 2009, the Company was notified by the U.S. Federal Trade Commission (“FTC”) that it was conducting a non-public investigation into certain of the Company’s business practices. In March 2010, the Company learned that various State Attorneys General offices and certain other government agencies were conducting a multi-state investigation of the Company regarding issues similar to those being investigated by the FTC. At this time, 28 states, the District of Columbia, and the County of Los Angeles, are known to be participating in this multi-state investigation. On January 3, 2012, the FTC accepted for public comment, subject to final approval, a consent order. The proposed consent order would prohibit the Company from misrepresenting the price or cost of Medicare Part D prescription drugs, or other prices of costs associated with Medicare Part D prescription drug plans. The proposed order would also require the Company to pay $5 million in consumer redress, to be distributed to impacted RxAmerica Medicare Part D beneficiaries. The proposed order contains no allegations of antitrust law violations or anti-competitive behavior related to the Company’s business practices or its products or service offerings. In addition, the Company has received a formal letter from the FTC closing all other aspects of the investigation. With respect to the multi-state investigation, the Company continues to cooperate in this investigation.

In March 2009, the Company received a subpoena from the OIG requesting information concerning the Medicare Part D prescription drug plans of RxAmerica, the PBM subsidiary of Longs Drug Stores Corporation which was acquired by the Company in October 2008. The Company has been providing documents and other information in response to this request for information.

Since March 2009, the Company has been named in a series of putative collective and class action lawsuits filed in federal courts around the country, purportedly on behalf of current and former assistant store managers working in the Company’s stores at various locations outside California. The lawsuits allege that the Company failed to pay overtime to assistant store managers as required under the Fair Labor Standards Act and under certain state statutes. The lawsuits also seek other relief, including liquidated damages, punitive damages, attorneys’ fees, costs and injunctive relief arising out of the state and federal claims for overtime pay. The Company has aggressively challenged both the merits of the lawsuits and the allegation that the cases should be certified as class or collective actions. In light of the cost and uncertainty involved in this litigation, however, the Company has reached an agreement with plaintiffs’ counsel to settle the series of lawsuits. The court granted final approval of the settlement in April 2012. The Company has established legal reserves related to these matters to fully cover the settlement payments.

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

The Company received a subpoena from the SEC in February 2011 and has subsequently received two additional subpoenas, requesting, among other corporate records, information relating to public disclosures made by the Company during 2009, and information concerning ownership and transactions in the Company’s securities by certain officers and employees of the Company during 2009. The Company has been providing documents and other information in response to these requests for information.

In March 2010, the Company received a subpoena from the OIG requesting information about programs under which the Company has offered customers remuneration conditioned upon the transfer of prescriptions for drugs or medications to our pharmacies in the form of gift cards, cash, non-prescription merchandise or discounts or coupons for non-prescription merchandise. The subpoena relates to an investigation of possible false or otherwise improper claims for payment under the Medicare and Medicaid programs. The Company has been providing documents and other information in response to this request for information.

In January 2012, the Company received a subpoena from the OIG requesting information about its Health Savings Pass program, a prescription drug discount program for uninsured or under insured individuals, in connection with an investigation of possible false or otherwise improper claims for payment involving HHS programs. In February 2012, the Company also received a civil investigative demand from the Office of the Attorney General of the State of Texas requesting a copy of information produced under this OIG subpoena and other information related to prescription drug claims submitted by our pharmacies to Texas Medicaid for reimbursement. The Company is providing documents and other information in response to these requests for information.

Except as otherwise noted, the Company cannot predict with certainty the timing or outcome of the legal matters disclosed above.

The Company is also a party to other legal proceedings and inquiries arising in the normal course of its business, none of which is expected to be material to the Company. The Company can give no assurance, however, that its business, financial condition and results of operations will not be materially adversely affected, or that the Company will not be required to materially change its business practices, based on: (i) future enactment of new health care or other laws or regulations; (ii) the interpretation or application of existing laws or regulations as they may relate to our business, the pharmacy services, retail pharmacy or retail clinic industries or to the health care industry generally; (iii) pending or future federal or state governmental investigations of our business or the pharmacy services, retail pharmacy or retail clinic industry or of the health care industry generally; (iv) institution of government enforcement actions against us; (v) adverse developments in any pending qui tam lawsuit against us, whether sealed or unsealed, or in any future qui tam lawsuit that may be filed against us; or (vi) adverse developments in other pending or future legal proceedings against us or affecting the pharmacy services, retail pharmacy or retail clinic industry or the health care industry generally.

Part I	Item 1

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

CVS Caremark Corporation:

We have reviewed the condensed consolidated balance sheet of CVS Caremark Corporation (the Company) as of March 31, 2012, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2012 and 2011. These financial statements are the responsibility of the Company’s management.

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

As discussed in Note 2 to the condensed consolidated financial statements, the Company has elected changes in its methods of accounting for prescription drug inventories in the Retail Pharmacy segment effective January 1, 2012.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CVS Caremark Corporation as of December 31, 2011, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated February 17, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2011, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

May 2, 2012

Boston, Massachusetts

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of Our Business

CVS Caremark Corporation (“CVS Caremark”, the “Company”, “we” or “us”), together with its subsidiaries is the largest pharmacy health care provider in the United States. We are uniquely positioned to deliver significant benefits to health plan sponsors through effective cost management solutions and innovative programs that engage plan members and promote healthier and more cost-effective behaviors. Our integrated pharmacy services model enhances our ability to offer plan members and consumers expanded choice, greater access and more personalized services to help them on their path to better health. We effectively manage pharmaceutical costs and improve health care outcomes through our pharmacy benefit management, mail order and specialty pharmacy division, CVS Caremark® Pharmacy Services (“Caremark”); our more than 7,300 CVS/pharmacy® retail stores; our retail-based health clinic subsidiary, MinuteClinic®; and our online retail pharmacy, CVS.com®.

We currently have three segments: Pharmacy Services, Retail Pharmacy and Corporate.

Pharmacy Services Segment

Our Pharmacy Services business provides a full range of pharmacy benefit management (“PBM”) services, including plan design and administration, formulary management, discounted drug purchase arrangements, Medicare Part D services, mail order and specialty pharmacy services, retail pharmacy network management services, prescription management systems, clinical services, disease management services and pharmacogenomics. Our clients are primarily employers, insurance companies, unions, government employee groups, managed care organizations and other sponsors of health benefit plans and individuals throughout the United States. As a pharmacy benefits manager, we manage the dispensing of pharmaceuticals through our mail order pharmacies and national network of approximately 66,000 retail pharmacies (which include our CVS/pharmacy stores) to eligible members in the benefit plans maintained by our clients and utilize our information systems to perform, among other things, safety checks, drug interaction screenings and brand to generic substitutions.

Our specialty pharmacies support individuals that require complex and expensive drug therapies. Our specialty pharmacy business includes mail order and retail specialty pharmacies that operate under the CVS Caremark® and CarePlus CVS/pharmacy® names. We also provide health management programs, which include integrated disease management for 28 conditions, through our strategic alliance with Alere, L.L.C. and our Accordant® health management offering. In addition, through our SilverScript Insurance Company and Pennsylvania Life Insurance Company subsidiaries, we are a national provider of drug benefits to eligible beneficiaries under the Federal Government’s Medicare Part D program. The Pharmacy Services segment operates under the CVS Caremark® Pharmacy Services, Caremark®, CVS Caremark®, CarePlus CVS/pharmacy®, CarePlus™, RxAmerica® and Accordant® names. As of March 31, 2012, the Pharmacy Services segment operated 31 retail specialty pharmacy stores, 12 specialty mail order pharmacies and four mail service pharmacies located in 22 states, Puerto Rico and the District of Columbia.

Retail Pharmacy Segment

Our Retail Pharmacy segment sells prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, photo finishing, seasonal merchandise, greeting cards and convenience foods through our CVS/pharmacy and Longs Drugs retail stores and online through CVS.com. Our Retail Pharmacy segment derives the majority of its revenues through the sale of prescription drugs, which are dispensed by our more than 22,000 retail pharmacists. Our Retail Pharmacy segment also provides health care services through our MinuteClinic health care clinics. MinuteClinics are staffed by nurse practitioners and physician assistants who utilize nationally recognized protocols to diagnose and treat minor health conditions, perform health screenings, monitor chronic conditions, and deliver vaccinations. As of March 31, 2012, our Retail Pharmacy segment included 7,352 retail drugstores (of which 7,295 operated a pharmacy) located in 41 states, the District of Columbia, and Puerto Rico operating primarily under the CVS/pharmacy® or Longs Drugs® names, 29 onsite pharmacies and 570 retail health care clinics operating under the MinuteClinic® name (of which 562 were located in CVS/pharmacy stores), and our online retail website, CVS.com.

Corporate Segment

The Corporate segment provides management and administrative services to support the Company. The Corporate segment consists of certain aspects of our executive management, corporate relations, legal, compliance, human resources, corporate information technology and finance departments.

Results of Operations

The following discussion explains the material changes in our results of operations for the three months ended March 31, 2012 and 2011, and the significant developments affecting our financial condition since December 31, 2011. We strongly recommend that you read our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”) along with this report.

Summary of the Condensed Consolidated Financial Results:

	Three Months Ended March 31,
In millions	2012	2011

Net revenues	$30,798	$25,695
Cost of revenues	25,685	20,953
Gross profit	5,113	4,742
Operating expenses	3,709	3,437
Operating profit	1,404	1,305
Interest expense, net	132	134
Income before income tax provision	1,272	1,171
Income tax provision	496	462
Income from continuing operations	776	709
Income (loss) from discontinued operations, net of tax	(1)	3
Net income	775	712
Net loss attributable to noncontrolling interest	1	1
Net income attributable to CVS Caremark	$776	$713

Net Revenues

Net revenues increased $5.1 billion, or 19.9% in the three months ended March 31, 2012, as compared to the prior year period. Net revenues in the period were positively impacted by revenue associated with our acquisition of the Medicare prescription drug plan of Universal American Corp. (“UAM Medicare PDP Business”) in April 2011 and other new PBM client starts, as well as the positive same store and new store sales in our Retail Pharmacy segment.

Please see the section entitled “Segment Analysis” below for additional information regarding net revenues.

Gross Profit

Gross profit dollars increased $371 million in the three months ended March 31, 2012, as compared to the prior year period. Gross profit as a percentage of net revenues decreased approximately 185 basis points to 16.6% in the three months ended March 31, 2012, as compared to the prior year period. Gross profit as a percentage of net revenues decreased primarily due to a decline in gross profit margins in the Pharmacy Services segment.

Please see the section entitled “Segment Analysis” below for additional information regarding gross profit.

Operating Expenses

Operating expenses increased $272 million, or 8.0%, in the three months ended March 31, 2012, as compared to the prior year period. Operating expenses as a percent of net revenues decreased approximately 135 basis points to 12.0% in the three months ended March 31, 2012 as compared to 13.4% in the prior year period. The increase in operating expense dollars in the three months ended March 31, 2012 was primarily due to incremental store operating costs associated with the increase in sales volume in our stores and a higher store count, as well as operating expenses associated with the UAM Medicare PDP Business we acquired in the second quarter of 2011.

Please see the section entitled “Segment Analysis” below for additional information regarding operating expenses.

Interest Expense, net

Interest expense, net decreased $2 million in the three months ended March 31, 2012, as compared to the prior year period. This decrease resulted from lower average borrowings during the three months ended March 31, 2012.

For additional information on our financing activities, please see the “Liquidity and Capital Resources” section later in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Income Tax Provision

Our effective income tax rate improved during the three months ended March 31, 2012 to 39.0% compared to 39.4% in the prior year period. The fluctuation in the effective income tax rate is primarily due to changes in our state effective income tax rate and nondeductible items.

Income (Loss) from Discontinued Operations

The loss from discontinued operations for the three months ended March 31, 2012 consisted of $1 million of lease-related costs associated with guarantees of store lease obligations of Linens ‘n Things, a former subsidiary of the Company that became insolvent subsequent to its disposition. Income from discontinued operations for the three months ended March 31, 2011 consisted of $4 million ($6 million, net of a $2 million income tax expense) of income related to the operations of our TheraCom subsidiary, partially offset by $1 million ($2 million, net of a $1 million income tax benefit) of lease-related costs related to Linens ‘n Things lease guarantees.

See Notes 3 and 8 to the condensed consolidated financial statements for additional information about our lease guarantees.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest represents the minority shareholders’ portion of the net loss from our majority owned subsidiary, Generation Health, Inc. The net loss attributable to noncontrolling interest for both the three months ended March 31, 2012 and 2011 was $1 million.

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

In millions	Pharmacy Services Segment(1) (3)	Retail Pharmacy Segment	Corporate Segment	Intersegment Eliminations(2)	Consolidated Totals
Three Months Ended
March 31, 2012: Net revenues	$18,300	$16,024	$—	$(3,526)	$30,798
Gross profit	616	4,572	—	(75)	5,113
Operating profit (loss)	349	1,298	(168)	(75)	1,404
March 31, 2011: Net revenues	$13,829	$14,587	$—	$(2,721)	$25,695
Gross profit	630	4,147	—	(35)	4,742
Operating profit (loss)	391	1,096	(147)	(35)	1,305

(1)          Net revenues of the Pharmacy Services segment includes approximately $2.3 billion and $2.2 billion of retail co-payments for the three months ended March 31, 2012 and 2011, respectively.

(2)          Intersegment eliminations relate to two types of transactions: (i) Intersegment revenues that occur when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue on a standalone basis, and (ii) Intersegment revenues, gross profit and operating profit that occur when Pharmacy Services segment customers, through the Company’s intersegment activities (such as the Maintenance Choice program), elect to pick-up their maintenance prescriptions at Retail Pharmacy segment stores instead of receiving them through the mail. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue, gross profit and operating profit on a standalone basis. Beginning in the fourth quarter of 2011, the Maintenance Choice eliminations reflect all discounts available for the purchase of mail order prescription drugs. The following amounts are eliminated in consolidation in connection with the item (ii) intersegment activity: net revenues of $798 million and $558 million for the three months ended March 31, 2012 and 2011, respectively, gross profit and operating profit of $75 million and $35 million for the three months ended March 31, 2012 and 2011, respectively.

(3)          The results of the Pharmacy Services segment for the three months ended March 31, 2011 have been revised to reflect the results of TheraCom as discontinued operations. See Note 3 to the condensed consolidated financial statements.

Pharmacy Services Segment

The following table summarizes our Pharmacy Services segment’s performance for the respective periods:

	Three Months Ended
	March 31,
In millions	2012	2011(4)

Net revenues	$18,300	$13,829
Gross profit	616	630
Gross profit % of net revenues	3.4%	4.6%
Operating expenses	267	239
Operating expense % of net revenues	1.5%	1.7%
Operating profit	349	391
Operating profit % of net revenues	1.9%	2.8%

Net revenues(1):
Mail choice(2)	$5,666	$4,393
Pharmacy network(3)	12,584	9,377
Other	50	59
Pharmacy claims processed(1):
Total	218.9	175.2
Mail choice(2)	20.4	17.5
Pharmacy network(3)	198.5	157.7
Generic dispensing rate(1):
Total	76.5%	73.8%
Mail choice(2)	69.0%	63.8%
Pharmacy network(3)	77.3%	74.8%
Mail choice penetration rate	22.8%	24.1%

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

(4)          The results of the Pharmacy Services segment for the three months ended March 31, 2011 have been revised to reflect the results of TheraCom as discontinued operations. See Note 3 to the condensed consolidated financial statements.

Net Revenues

Net revenues increased $4.5 billion, or 32.3%, to $18.3 billion in the three months ended March 31, 2012, as compared to the prior year period.

•                  Our mail choice claims processed increased 16.6% to 20.4 million claims in the three months ended March 31, 2012, compared to 17.5 million claims in the prior year period. The increase in mail choice claim volume was primarily due to a significant number of new client starts, as well as increased claims associated with the continuing client adoption of our Maintenance Choice program.

•                  Our average revenue per mail choice claim increased by 10.6%, compared to the prior year period. This increase was primarily due to drug cost inflation particularly in our specialty business.

•                  Our mail choice generic dispensing rate increased to 69.0% in the three months ended March 31, 2012, compared to 63.8% in the prior year period. This increase was primarily due to new generic prescription drug introductions, as well as our continuous effort to encourage plan members to use generic prescription drugs when they are available.

•                  Our pharmacy network claims processed increased 25.9% to 198.5 million claims in the three months ended March 31, 2012, compared to 157.7 million claims in the prior year period. The increase in the pharmacy network claim volume was primarily due to higher claims activity associated with our Medicare Part D program as a result of our acquisition of the UAM Medicare PDP Business completed during the second quarter of 2011, as well as the large number of new client starts.

•                  Our average revenue per pharmacy network claim processed increased 6.6%, as compared to the prior year period. This increase was primarily due to drug cost inflation partially offset by increases in the generic dispensing rate.

•                  Our pharmacy network generic dispensing rate increased to 77.3% in the three months ended March 31, 2012, compared to 74.8% in the prior year period. This increase was primarily due to new generic prescription drug introductions, as well as our continuous effort to encourage plan members to use generic prescription drugs when they are available.

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

Gross profit decreased $14 million, or 2.3%, to $616 million in the three months ended March 31, 2012, as compared to the prior year period. Gross profit as a percentage of net revenues was 3.4% in the three months ended March 31, 2012, compared to 4.6% in the prior year period. The decrease in gross profit dollars as well as gross profit as a percentage of revenue was driven primarily by client pricing compression, increased payroll and other expenses associated with our mail operations and expanding Medicare Part D operations, partially offset by the impact of our increased generic dispensing rate. The increase in expenses associated with our mail operations was the result of the significant number of new client starts.

As you review our Pharmacy Services segment’s performance in this area, we believe you should consider the following important information that impacted the three month period ended March 31, 2012:

•                  Our gross profit dollars and gross profit as a percentage of net revenues continued to be impacted by our efforts to (i) retain existing clients, (ii) obtain new business and (iii) maintain or improve the purchase discounts we received from manufacturers, wholesalers and retail pharmacies. In particular, competitive pressures in the PBM industry have caused us and other PBMs to continue to share a larger portion of rebates and/or discounts received from pharmaceutical manufacturers. In addition, market dynamics and regulatory changes have impacted our ability to offer plan sponsors pricing that includes retail network “differential” or “spread”. We expect these trends to continue.

•                  Our gross profit as a percentage of revenues benefited from the increase in our total generic dispensing rate, which increased to 76.5%, compared to our generic dispensing rate of 73.8% in the prior year period. This increase was primarily due to new generic drug introductions and our continued efforts to encourage plan members to use generic drugs when they are available.

Operating Expenses

Operating expenses in our Pharmacy Services segment include selling, general and administrative expenses, depreciation and amortization related to selling, general and administrative activities and specialty pharmacy store and administrative payroll, employee benefits and occupancy costs.

Operating expenses increased $28 million to $267 million, or 1.5% as a percentage of net revenues in the three months ended March 31, 2012, compared to $239 million, or 1.7% as a percentage of net revenues in the prior year period. The increase in operating expenses is primarily related to the normal operating expenses of the UAM Medicare PDP Business which we acquired in the second quarter of 2011, partially offset by disciplined expense management.

Retail Pharmacy Segment

The following table summarizes our Retail Pharmacy segment’s performance for the respective periods:

	Three Months Ended
	March 31,
In millions	2012	2011

Net revenues	$16,024	$14,587
Gross profit	4,572	4,147
Gross profit % of net revenues	28.5%	28.4%
Operating expenses	3,275	3,051
Operating expense % of net revenues	20.4%	20.9%
Operating profit	1,298	1,096
Operating profit % of net revenues	8.1%	7.5%

Net revenue increase:
Total	9.9%	4.4%
Pharmacy	11.1%	5.1%
Front store	7.1%	2.8%
Same store sales increase:
Total	8.4%	2.6%
Pharmacy	9.8%	3.7%
Front store	5.3%	0.4%
Generic dispensing rate	78.1%	75.2%
Pharmacy % of total revenues	69.9%	69.1%
Third party % of pharmacy revenue	97.7%	97.5%
Retail prescriptions filled	179.5	165.6

As of March 31, 2012, we operated 7,352 retail drugstores compared to 7,226 retail drugstores on March 31, 2011.

Net Revenues

Net revenues increased $1.4 billion, or 9.9%, to $16.0 billion in the three months ended March 31, 2012, as compared to the prior year period. This increase was primarily driven by the same store sales increase of 8.4% and net revenues from new stores, which accounted for approximately 110 basis points of our total net revenue percentage increase in the three months ended March 31, 2012.

As you review our Retail Pharmacy segment’s performance in this area, we believe you should consider the following important information that impacted the three month period ended March 31, 2012:

•                  Front store same store sales for the period rose by 5.3% compared to the prior year period and were positively impacted by approximately 120 basis points due to an additional day in 2012 related to the leap year.

•                  Pharmacy same store sales rose 9.8% as compared to the prior year period. One of the largest drivers of the increase was the contractual impasse between Walgreens and Express Scripts, our principal retail pharmacy and PBM competitors, respectively, which resulted in Walgreens’ exit from the Express Scripts network as of January 1, 2012 and a significant amount of additional Express Scripts members filling their prescriptions in our retail pharmacy stores during the first quarter. The Company cannot predict how long this impasse will continue. Pharmacy same store sales also benefited by 75 basis points from the extra day as a result of 2012 being a leap year.

•                  Pharmacy revenues continue to be negatively impacted by the conversion of brand named drugs to equivalent generic drugs, which typically have a lower selling price. Pharmacy same store sales were negatively impacted by approximately 305 basis points due to recent generic introductions. In addition, our pharmacy growth has also been adversely affected by the lack of significant new brand name drug introductions, higher consumer co-payments and co-insurance arrangements, and an increase in the number of over-the-counter remedies that were historically only available by prescription.

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

Gross profit increased $426 million, or 10.3%, to $4.6 billion in the three months ended March 31, 2012, as compared to the prior year period. Gross profit as a percentage of net revenues increased to 28.5% in the three months ended March 31, 2012, compared to 28.4% in the prior year period. The increase in gross profit dollars was primarily driven by same store sales increases. The increase in gross profit as a percentage of revenue was primarily driven by increased pharmacy margins due to the positive impact of increased generic drugs dispensed and the accounting change discussed below, partially offset by continued reimbursement pressure and lower front store margins. Front store revenues as a percentage of total revenues for the three months ended March 31, 2012 were 30.1%, as compared to 30.9% in the prior year period. Pharmacy revenues as a percentage of total revenues for the three months ended March 31, 2012 were 69.9%, compared to 69.1% in the prior year period.

As you review our Retail Pharmacy segment’s performance in this area, we believe you should consider the following important information that impacted the three month period ended March 31, 2012:

•                  Gross profit benefited by approximately $30 million as a result of the change in inventory accounting methods described in Note 2 to our condensed consolidated financial statements. The impact of this change on gross profit as a percentage of net revenues was approximately 19 basis points.

•                  Sales to customers covered by third party insurance programs are a significant component of our retail pharmacy business. On average, our gross profit on third party pharmacy revenues is lower than our gross profit on cash pharmacy revenues. Third party revenues were 97.7% of total pharmacy revenues in the three months ended March 31, 2012, compared to 97.5% in the prior year period. We expect this trend to continue.

•                  Our pharmacy gross profit rates have been adversely affected by the efforts of managed care organizations, pharmacy benefit managers and governmental and other third-party payors to reduce their prescription drug costs. In the event this trend continues, we may not be able to sustain our current rate of revenue growth and gross profit dollars could be adversely impacted.

•                  The increased use of generic drugs has positively impacted our gross profit margins but in recent years has resulted in third party payors augmenting their efforts to reduce reimbursement payments to retail pharmacies for prescriptions. This trend, which we expect to continue, reduces the benefit we realize from brand to generic product conversions.

Operating Expenses

Operating expenses in our Retail Pharmacy segment include store payroll, store employee benefits, occupancy costs, selling expenses, advertising expenses, depreciation and amortization expense and certain administrative expenses.

Operating expenses increased $225 million to $3.3 billion, or 20.4% as a percentage of net revenues, in the three months ended March 31, 2012, as compared to $3.1 billion, or 20.9% as a percentage of net revenues, in the prior year period. The improvement in operating expenses as a percentage of net revenues for the three months ended March 31, 2012 was primarily due to improved expense leverage from our same store sales growth, and expense control initiatives.

Corporate Segment

Operating Expenses

Operating expenses in our Corporate segment include executive management, corporate relations, legal, compliance, human resources, corporate information technology and finance departments. Operating expenses increased $20.5 million, or 13.9%, to $168 million in the three months ended March 31, 2012, as compared to the prior year period. The increase in operating expenses was primarily related to higher payroll and benefit related costs, as well as information technology related expenses and higher depreciation.

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

Net cash provided by operating activities was $2.8 billion in the three months ended March 31, 2012, compared to $1.9 billion in the three months ended March 31, 2011. The $0.9 billion increase in cash provided by operating activities is primarily due to a timing difference associated with an advance payment received in March 2012 from the Centers for Medicare and Medicaid Services (“CMS”) for April 2012 Medicare Part D premiums and claims. With the exception of the first month of the year, the monthly payment we receive from CMS is paid on the first day of each month, unless the first day of the month falls on a weekend, in which case the payment is made on the last business day of the previous month.

Net cash used in investing activities was $0.4 billion in the three months ended March 31, 2012, compared to $0.3 billion in the three months ended March 31, 2011. The $0.1 billion increase in cash used in investing activities was primarily due to increases in capital expenditures in the three months ended March 31, 2012 compared to the prior year period. Gross capital expenditures totaled $376 million in the three months ended March 31, 2012, compared to $309 million in the three months ended March 31, 2011. In the three months ended March 31, 2012, we opened 32 new retail drugstores and closed seven retail drugstores and one onsite pharmacy. In addition, the Company relocated 40 retail drugstores. In 2012, for the full year, we plan to open a total of approximately 225 to 250 new or relocated retail drugstores.

Net cash used in financing activities was $1.5 billion in the three months ended March 31, 2012, compared to net cash used in financing activities of $0.8 billion in the three months ended March 31, 2011. The primary reasons for the increase in cash used in financing activities was an approximately $0.5 billion increase in debt repayments and an approximately $0.3 billion increase in share repurchases, partially offset by an increase in proceeds from stock option exercises.

On August 23, 2011, our Board of Directors authorized a share repurchase program for up to $4.0 billion of outstanding common stock (the “2011 Repurchase Program”). The 2011 Repurchase Program, which was effective immediately, permits us to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase transactions, and/or other derivative transactions. The 2011 Repurchase Program may be modified or terminated by the Board of Directors at any time. During the three months ended March 31, 2012, the Company repurchased an aggregate of 18.1 million shares of common stock for approximately $810 million pursuant to the 2011 Repurchase Program.

We did not have any outstanding commercial paper borrowings as of March 31, 2012. In connection with our commercial paper program, we maintain a $1.0 billion, three-year unsecured back-up credit facility, which expires on May 27, 2013, a $1.25 billion, four-year unsecured back-up credit facility which expires on May 12, 2015 and a $1.25 billion, five-year unsecured back-up credit facility, which expires on February 17, 2017. The credit facilities allow for borrowings at various rates depending on the Company’s public debt ratings and require the Company to pay a weighted average quarterly facility fee of 0.05%, regardless of usage. As of March 31, 2012, the Company had no outstanding borrowings against the back-up credit facilities.

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

As of March 31, 2012, our long-term debt was rated “Baa2” by Moody’s with a stable outlook and “BBB+” by Standard & Poor’s with a stable outlook and our commercial paper program was rated “P-2” by Moody’s and “A-2” by Standard & Poor’s. In assessing our credit strength, we believe that both Moody’s and Standard & Poor’s considered, among other things, our capital structure and financial policies as well as our consolidated balance sheet, our historical acquisition activity and other financial information. Although we currently believe our long-term debt ratings will remain investment grade, we cannot guarantee the future actions of Moody’s and/or Standard & Poor’s. Our debt ratings have a direct impact on our future borrowing costs, access to capital markets and new store operating lease costs.

Off-Balance Sheet Arrangements

In connection with executing operating leases, we provide a guarantee of the lease payments. We also finance a portion of our new store development through sale-leaseback transactions, which involve selling stores to unrelated parties and then leasing the stores back under leases that qualify and are accounted for as operating leases. We do not have any retained or contingent interests in the stores, and we do not provide any guarantees, other than a guarantee of the lease payments, in connection with the transactions. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), such operating leases are not reflected in our condensed consolidated balance sheet. See Note 3 to our condensed consolidated financial statements for a detailed discussion of these guarantees.

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

As discussed in Note 2 to the condensed consolidated financial statements, effective January 1, 2012, the Company changed its methods of accounting for prescription drug inventories in the Retail Pharmacy segment. Prior to 2012, the Company valued prescription drug inventories at the lower of cost or market on a first-in, first-out (“FIFO”) basis in retail pharmacies using the retail inventory method and in distribution centers using the FIFO cost method. Effective January 1, 2012, all prescription drug inventories in the Retail Pharmacy segment have been valued at the lower of cost or market using the weighted average cost method. The Company recorded the cumulative effect of these changes in accounting principle as of January 1, 2012. The Company determined that retrospective application for periods prior to 2012 is impracticable, as the period-specific information necessary to value prescription drug inventories in the Retail Pharmacy segment under the weighted average cost method is unavailable. The Company implemented a new pharmacy cost accounting system to value prescription drug inventory as of January 1, 2012 and calculate the cumulative impact.

For a full description of our other critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Annual Report on Form 10-K.

Cautionary Statement Concerning Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of CVS Caremark Corporation. The Company and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission (“SEC”) and in its reports to stockholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “project,” “anticipate,” “will,” “should” and similar expressions identify statements that constitute forward-looking statements. All statements addressing operating performance of CVS Caremark Corporation or any subsidiary, events or developments that the Company expects or anticipates will occur in the future, including statements relating to revenue growth, earnings or earnings per common share growth, adjusted earnings or adjusted earnings per common share growth, free cash flow, debt ratings, inventory levels, inventory turn and loss rates, store development, relocations and new market entries, PBM business and sales trends, Medicare Part D competitive bidding and enrollment and new product development, as well as statements expressing optimism or pessimism about future operating results or events, are forward-looking statements within the meaning of the Reform Act.

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

By their nature, all forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including, but not limited to:

•       Risks relating to the health of the economy in general and in the markets we serve, which could impact consumer purchasing power, preferences and/or spending patterns, drug utilization trends, the financial health of our PBM clients or other payors doing business with the Company and our ability to secure necessary financing, suitable store locations and sale-leaseback transactions on acceptable terms.

•       Efforts to reduce reimbursement levels and alter health care financing practices, including pressure to reduce reimbursement levels for generic drugs.

•       The possibility of PBM client loss and/or the failure to win new PBM business.

•       Risks related to the frequency and rate of the introduction of generic drugs and brand name prescription products.

•       Risks of declining gross margins in the PBM industry attributable to increased competitive pressures, increased client demand for lower prices, enhanced service offerings and/or higher service levels and market dynamics and regulatory changes that impact our ability to offer plan sponsors pricing that includes the use of retail “differential” or “spread.”

•       Regulatory and business changes relating to our participation in federal and state government-funded programs, such as Medicare Part D and Medicaid.

•       Possible changes in industry pricing benchmarks.

•       An extremely competitive business environment and the uncertain impact of increased consolidation in the PBM industry and the continuing impasse between Express Scripts and Walgreens.

•       Reform of the U.S. health care system.

•       Risks relating to our failure to properly maintain our information technology systems, our information security systems and our infrastructure to support our business and to protect the privacy and security of sensitive customer and business information.

•       Risks related to compliance with a broad and complex regulatory framework, including compliance with new and existing federal, state and local laws and regulations relating to health care, accounting standards, corporate securities, tax, environmental and other laws and regulations affecting our business.

•       Risks related to litigation and other legal proceedings as they relate to our business, the pharmacy services, retail pharmacy or retail clinic industries or to the health care industry generally.

•       Other risks and uncertainties detailed from time to time in our filings with the SEC.

The foregoing list is not exhaustive. There can be no assurance that the Company has correctly identified and appropriately assessed all factors affecting its business. Additional risks and uncertainties not presently known to the Company or that it currently believes to be immaterial also may adversely impact the Company. Should any risks and uncertainties develop into actual events, these developments could have a material adverse effect on the Company’s business, financial condition and results of operations. For these reasons, you are cautioned not to place undue reliance on the Company’s forward-looking statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2012, the Company had no derivative financial instruments or derivative commodity instruments in place and believes its exposure to market risk associated with other financial instruments, principally interest rate risk inherent in its debt portfolio, is not material.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of March 31, 2012, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: During the three months ended March 31, 2012, we implemented a new pharmacy cost accounting system in our Retail Pharmacy segment thereby changing our methods of accounting for prescription drug inventories in the Retail Pharmacy segment from the retail inventory method in retail pharmacies and from the FIFO cost method in distribution centers to the weighted average cost method. Other than the foregoing, there have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II	Item 1

Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our 2011Annual Report on Form 10-K. The following discussion is limited to certain recent developments concerning our legal proceedings and should be read in conjunction with those earlier reports.

I.                 Legal Matters

1.               In August 2006, the Bellevue case and the North Jackson Pharmacy case were both transferred to Pennsylvania federal court by the Judicial Panel on Multidistrict Litigation for coordinated and consolidated proceedings with other cases before the panel, including cases against other PBMs. Caremark appealed the decision which vacated the order compelling arbitration and staying the proceedings in the Bellevue case and, following the appeal, the Court of Appeals reinstated the order compelling arbitration of the Bellevue case. Plaintiffs in the Bellevue case dismissed their lawsuit in federal court and determined not to seek arbitration and are again pursuing an appeal to the Court of Appeals of the district court ruling compelling arbitration. Motions for class certification in the coordinated cases within the multidistrict litigation, including the North Jackson Pharmacy case, remain pending, and the court has permitted certain additional class discovery and briefing. The consolidated action is now known as the In Re Pharmacy Benefit Managers Antitrust Litigation.

2.               Since March 2009, the Company has been named in a series of putative collective and class action lawsuits filed in federal courts around the country, purportedly on behalf of current and former assistant store managers working in the Company’s stores at various locations outside California. The lawsuits allege that the Company failed to pay overtime to assistant store managers as required under the Fair Labor Standards Act (“FLSA”) and under certain state statutes. The lawsuits also seek other relief, including liquidated damages, punitive damages, attorneys’ fees, costs and injunctive relief arising out of the state and federal claims for overtime pay. The Company has aggressively challenged both the merits of the lawsuits and the allegation that the cases should be certified as class or collective actions. In light of the cost and uncertainty involved in this litigation, however, the Company has reached an agreement with plaintiffs’ counsel to settle the series of lawsuits. The court granted final approval of the settlement in April 2012. The Company has established legal reserves related to these matters to fully cover the settlement payments.

3.               The Company received a subpoena from the SEC in February 2011 and has subsequently received two additional subpoenas, requesting, among other corporate records, information relating to public disclosures made by the Company during 2009, and information concerning ownership and transactions in the Company’s securities by certain officers and employees of the Company during 2009. The Company has been providing documents and other information in response to these requests for information.

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

2.               The Company has also received notices of violation and information requests from governmental authorities in California regarding the management of hazardous waste and certain other materials in accordance with environmental regulations. The Company cooperated fully in these matters and, like certain other large national retailers who have received similar inquiries from California governmental authorities, has reached a settlement resolving such potential claims on a statewide basis. A proposed Final Judgment negotiated by the parties was filed in the Superior Court of Ventura County, and was approved by the Court on April 16, 2012. As part of this settlement, the Company has agreed to pay $13.75 million in civil penalties, supplemental environmental projects and cost reimbursement, and has consented to injunctive provisions regarding future compliance with California waste laws.

Part II	Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table presents the total number of shares purchased in the three months ended March 31, 2012, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to the 2011 Repurchase Program.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 through January 31, 2012	—	$—	—	$2,998,750,000
February 1, 2012 through February 29, 2012	4,998,605	$43.84	4,998,605	$2,779,597,682
March 1, 2012 through March 31, 2012	13,127,191	$45.02	13,127,191	$2,188,670,851
Totals	18,125,796	$44.69	18,125,796

Part II	Item 6

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

3.1D*

Certificate of Amendment to the Amended and Restated Certificate of Incorporation [incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 13, 2010 (Commission File No. 001-01011)].

3.2*	By-laws of the Registrant, as amended and restated [incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated May 13, 2011 (Commission File No. 001-01011)].

10.1	Form of Restricted Stock Unit Agreement between the Registrant and the Registrant’s President and Chief Executive Officer.

10.2

Five Year Credit Agreement dated as of February 17, 2012, by and among the Registrant, the lenders party thereto, Barclays Capital and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, Bank of America, N.A. and Wells Fargo Bank, N.A., as Co-Documentation Agents, and The Bank of New York Mellon, as Administrative Agent.

15.1	Letter re: Unaudited Interim Financial Information.

18	Letter re: Change in Accounting Principles.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the CVS Caremark Corporation Quarterly Report on Form 10-Q for the three months ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related Footnotes to the Condensed Consolidated Financial Statements.

Signatures:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CVS Caremark Corporation

(Registrant)

/s/ David M. Denton

David M. Denton

Executive Vice President and

Chief Financial Officer

May 2, 2012