Form 10-Q
period 2012-06-30
CVS CAREMARK CORP
filed 2012-08-07
CIK 64803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2012

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

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Common Stock, $0.01 par value, issued and outstanding at July 31, 2012:

1,272,235,875 shares

Part I	Item 1

CVS Caremark Corporation

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions, except per share amounts	2012	2011	2012	2011

Net revenues	$30,714	$26,414	$61,512	$52,109
Cost of revenues	25,265	21,328	50,950	42,281
Gross profit	5,449	5,086	10,562	9,828
Operating expenses	3,741	3,602	7,451	7,039
Operating profit	1,708	1,484	3,111	2,789
Interest expense, net	132	148	263	282
Income before income tax provision	1,576	1,336	2,848	2,507
Income tax provision	610	523	1,106	985
Income from continuing operations	966	813	1,742	1,522
Income (loss) from discontinued operations, net of tax	(1)	2	(2)	5
Net income	965	815	1,740	1,527
Net loss attributable to noncontrolling interest	1	1	2	2
Net income attributable to CVS Caremark	$966	$816	$1,742	$1,529

Basic earnings per common share:
Income from continuing operations attributable to CVS Caremark	$0.76	$0.60	$1.35	$1.12
Income (loss) from discontinued operations attributable to CVS Caremark	—	—	—	—
Net income attributable to CVS Caremark	$0.76	$0.60	$1.35	$1.13
Weighted average basic common shares outstanding	1,278	1,355	1,289	1,359

Diluted earnings per common share:
Income from continuing operations attributable to CVS Caremark	$0.75	$0.60	$1.34	$1.11
Income (loss) from discontinued operations attributable to CVS Caremark	—	—	—	—
Net income attributable to CVS Caremark	$0.75	$0.60	$1.34	$1.12
Weighted average diluted common shares outstanding	1,287	1,364	1,298	1,368

Dividends declared per common share	$0.1625	$0.1250	$0.3250	$0.2500

See accompanying notes to condensed consolidated financial statements.

CVS Caremark Corporation

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2012	2011	2012	2011

Net income	$965	$815	$1,740	$1,527
Other comprehensive income (loss) -
net cash flow hedges, net of income tax	—	(10)	1	(10)
Comprehensive income	965	805	1,741	1,517
Comprehensive loss attributable to noncontrolling interest	1	1	2	2
Comprehensive income attributable to CVS Caremark	$966	$806	$1,743	$1,519

See accompanying notes to condensed consolidated financial statements.

CVS Caremark Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

In millions, except per share amounts	June 30, 2012	December 31, 2011
Assets:
Cash and cash equivalents	$1,823	$1,413
Short-term investments	5	5
Accounts receivable, net	6,124	6,047
Inventories	10,428	10,046
Deferred income taxes	535	503
Other current assets	384	580
Total current assets	19,299	18,594
Property and equipment, net	8,614	8,467
Goodwill	26,425	26,458
Intangible assets, net	9,891	9,869
Other assets	1,360	1,155
Total assets	$65,589	$64,543

Liabilities:
Accounts payable	$4,903	$4,370
Claims and discounts payable	3,648	3,487
Accrued expenses	4,380	3,293
Short-term debt	200	750
Current portion of long-term debt	5	56
Total current liabilities	13,136	11,956
Long-term debt	9,208	9,208
Deferred income taxes	3,894	3,853
Other long-term liabilities	1,438	1,445
Commitments and contingencies (Note 9)
Redeemable noncontrolling interest	—	30

Shareholders’ equity:
Preferred stock, par value $0.01: 0.1 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01: 3,200 shares authorized; 1,658 shares issued and 1,271 shares outstanding at June 30, 2012 and 1,640 shares issued and 1,298 shares outstanding at December 31, 2011	17	16
Treasury stock, at cost: 385 shares at June 30, 2012 and 340 shares at December 31, 2011	(13,945)	(11,953)
Shares held in trust: 2 shares at June 30, 2012 and December 31, 2011	(56)	(56)
Capital surplus	28,744	28,126
Retained earnings	23,324	22,090
Accumulated other comprehensive loss	(171)	(172)
Total shareholders’ equity	37,913	38,051
Total liabilities and shareholders’ equity	$65,589	$64,543

See accompanying notes to condensed consolidated financial statements.

CVS Caremark Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
In millions	2012	2011
Cash flows from operating activities:
Cash receipts from customers	$57,644	$47,950
Cash paid for inventory and prescriptions dispensed by retail network pharmacies	(45,289)	(37,307)
Cash paid to other suppliers and employees	(7,134)	(6,149)
Interest received	1	2
Interest paid	(281)	(298)
Income taxes paid	(924)	(1,125)
Net cash provided by operating activities	4,017	3,073

Cash flows from investing activities:
Purchases of property and equipment	(818)	(710)
Proceeds from sale-leaseback transactions	—	11
Acquisitions (net of cash acquired) and other investments	(274)	(1,366)
Purchase of available-for-sale investments	—	(2)
Maturity of available-for-sale investments	—	1
Proceeds from sale of subsidiary	7	—
Net cash used in investing activities	(1,085)	(2,066)

Cash flows from financing activities:
Decrease in short-term debt	(550)	(300)
Proceeds from issuance of long-term debt	—	1,463
Repayments of long-term debt	(54)	(302)
Purchase of noncontrolling interest in subsidiary	(26)	—
Dividends paid	(420)	(341)
Derivative settlements	—	(19)
Proceeds from exercise of stock options	518	264
Excess tax benefits from stock-based compensation	8	—
Repurchase of common stock	(1,998)	(971)
Net cash used in financing activities	(2,522)	(206)
Net increase in cash and cash equivalents	410	801
Cash and cash equivalents at beginning of period	1,413	1,427
Cash and cash equivalents at end of period	$1,823	$2,228

Reconciliation of net income to net cash provided by operating activities:
Net income	$1,740	$1,527
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	854	765
Stock-based compensation	64	65
Deferred income taxes and other noncash items	83	129
Change in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(13)	(472)
Inventories	(527)	584
Other current assets	254	(164)
Other assets	(181)	(62)
Accounts payable	655	722
Accrued expenses	1,095	54
Other long-term liabilities	(7)	(75)
Net cash provided by operating activities	$4,017	$3,073

See accompanying notes to condensed consolidated financial statements.

CVS Caremark Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CVS Caremark Corporation and its majority owned subsidiaries (“CVS Caremark” or the “Company”) have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. In accordance with such rules and regulations, certain information and accompanying note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in Exhibit 13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”).

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

Fair Value of Financial Instruments

The Company utilizes the three-level valuation hierarchy for the recognition and disclosure of fair value measurements. The categorization of assets and liabilities within this hierarchy is based upon the lowest level of input that is significant to the measurement of fair value. The three levels of the hierarchy consist of the following:

¡                   Level 1 – Inputs to the valuation methodology are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

¡                   Level 2 – Inputs to the valuation methodology are quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active or inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the instrument.

¡                   Level 3 – Inputs to the valuation methodology are unobservable inputs based upon management’s best estimate of inputs market participants could use in pricing the asset or liability at the measurement date, including assumptions about risk.

As of June 30, 2012, the carrying value of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximated their fair value due to the short-term nature of these financial instruments. The Company invests in money market funds, commercial paper and time deposits that are classified as cash and cash equivalents within the accompanying condensed consolidated balance sheets, as these funds are highly liquid and readily convertible to known amounts of cash. These investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company’s short-term investments consist of certificates of deposit with initial maturities of greater than three months when purchased. These investments, which are classified within Level 1 of the fair value hierarchy, are carried at historical cost, which approximated fair value at June 30, 2012. The carrying amount and estimated fair value of the Company’s total long-term debt was $9.2 billion and $10.8 billion, respectively, as of June 30, 2012. The fair value of the Company’s long-term debt was estimated based on quoted rates currently offered in active markets for the Company’s debt, which is considered Level 1 of the fair value hierarchy. There were no outstanding derivative financial instruments as of June 30, 2012 and December 31, 2011.

Revenue Recognition

Pharmacy Services Segment

The Pharmacy Services Segment sells prescription drugs directly through its mail service pharmacies and indirectly through its retail pharmacy network. The Pharmacy Services Segment recognizes revenue from prescription drugs sold by its mail service pharmacies and under retail pharmacy network contracts where the Pharmacy Services Segment is the principal using the gross method at the contract prices negotiated with its clients. Net revenues include: (i) the portion of the price the client pays directly to the Pharmacy Services Segment, net of any volume-related or other discounts paid back to the client (see “Drug Discounts” below), (ii) the price paid to the Pharmacy Services Segment by client plan members for mail order prescriptions (“Mail Co-Payments”) and the price paid to retail network pharmacies by client plan members for retail prescriptions (“Retail Co-Payments”), and (iii) administrative fees for retail pharmacy network contracts where the Pharmacy Services Segment is not the principal as discussed below.

Revenue is recognized when: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller’s price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured. The following revenue recognition policies have been established for the Pharmacy Services Segment:

•          Revenues generated from prescription drugs sold by mail service pharmacies are recognized when the prescription is shipped. At the time of shipment, the Pharmacy Services Segment has performed substantially all of its obligations under its client contracts and does not experience a significant level of reshipments.

•          Revenues generated from prescription drugs sold by third party pharmacies in the Pharmacy Services Segment’s retail pharmacy network and associated administrative fees are recognized at the Pharmacy Services Segment’s point-of-sale, which is when the claim is adjudicated by the Pharmacy Services Segment’s online claims processing system.

The Pharmacy Services Segment determines whether it is the principal or agent for its retail pharmacy network transactions on a contract by contract basis. In the majority of its contracts, the Pharmacy Services Segment has determined it is the principal due to it: (i) being the primary obligor in the arrangement, (ii) having latitude in establishing the price, changing the product or performing part of the service, (iii) having discretion in supplier selection, (iv) having involvement in the determination of product or service specifications, and (v) having credit risk. The Pharmacy Services Segment’s obligations under its client contracts for which revenues are reported using the gross method are separate and distinct from its obligations to the third party pharmacies included in its retail pharmacy network contracts. Pursuant to these contracts, the Pharmacy Services Segment is contractually required to pay the third party pharmacies in its retail pharmacy network for products sold, regardless of whether the Pharmacy Services Segment is paid by its clients. The Pharmacy Services Segment’s responsibilities under its client contracts typically include validating eligibility and coverage levels, communicating the prescription price and the co-payments due to the third party retail pharmacy, identifying possible adverse drug interactions for the pharmacist to address with the physician prior to dispensing, suggesting clinically appropriate generic alternatives where appropriate and approving the prescription for dispensing. Although the Pharmacy Services Segment does not have credit risk with respect to Retail Co-Payments, management believes that all of the other indicators of gross revenue reporting are present. For contracts under which the Pharmacy Services Segment acts as an agent, revenue is recognized using the net method.

Drug Discounts - The Pharmacy Services Segment deducts from its revenues any rebates, inclusive of discounts and fees, earned by its clients. Rebates are paid to clients in accordance with the terms of client contracts, which are normally based on fixed rebates per prescription for specific products dispensed or a percentage of manufacturer discounts received for specific products dispensed. The liability for rebates due to clients is included in “Claims and discounts payable” in the accompanying consolidated balance sheets.

Medicare Part D - The Pharmacy Services Segment participates in the Federal Government’s Medicare Part D program as a Prescription Drug Plan (“PDP”). Net revenues include insurance premiums earned by the PDP, which are determined based on the PDP’s annual bid and related contractual arrangements with the Centers for Medicare and Medicaid Services (“CMS”). The insurance premiums include a beneficiary premium, which is the responsibility of the PDP member, but is subsidized by CMS in the case of low-income members, and a direct premium paid by CMS. Premiums collected in advance are initially deferred in accrued expenses and are then recognized in net revenues over the period in which members are entitled to receive benefits.

In addition to these premiums, net revenues include co-payments, coverage gap benefits, deductibles and co-insurance (collectively, the “Member Co-Payments”) related to PDP members’ actual prescription claims. In certain cases, CMS subsidizes a portion of these Member Co-Payments and pays the Pharmacy Services Segment an estimated prospective Member Co-Payment subsidy amount each month. The prospective Member Co-Payment subsidy amounts received from CMS are also included in net revenues. The Company assumes no risk for these amounts. If the prospective Member Co-Payment subsidies received differ from the amounts based on actual prescription claims, the difference is recorded in either accounts receivable or accrued expenses.

The Pharmacy Services Segment accounts for CMS obligations and Member Co-Payments (including the amounts subsidized by CMS) using the gross method consistent with its revenue recognition policies for Mail Co-Payments and Retail Co-Payments (discussed previously in this document).

Retail Pharmacy Segment

The Retail Pharmacy Segment recognizes revenue from the sale of merchandise (other than prescription drugs) at the time the merchandise is purchased by the retail customer. Revenue from the sale of prescription drugs is recognized at the time the prescription is filled as opposed to upon delivery as required under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 605 Revenue Recognition. For substantially all prescriptions, the fill date and the delivery date occur in the same reporting period. The effect on both revenue and income of recording prescription drug sales upon fill as opposed to delivery is immaterial. Customer returns are not material. Revenue generated from the performance of services in the Retail Pharmacy Segment’s health care clinics is recognized at the time the services are performed.

See Note 8 for additional information about the revenues of the Company’s business segments.

Noncontrolling Interest

On June 29, 2012, the Company acquired the remaining 40% interest in Generation Health, Inc. from minority shareholders and employee option holders for $26 million and $5 million, respectively, for a total of $31 million.

New Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminated the option to report other comprehensive income and its components in the statement of shareholders’ equity. Instead, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 also required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. In December 2011, the FASB issued ASU 2011-12 Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which indefinitely defers the guidance related to the presentation of reclassification adjustments. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and should be applied retrospectively. The Company elected to report other comprehensive income and its components in a separate statement of comprehensive income beginning in the first quarter of 2012. The adoption of ASU 2011-05 did not have a material effect on the Company’s financial statements.

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

These changes were made primarily to bring all of the pharmacy operations of the Company to a common inventory valuation methodology and to provide the Company with better information to manage its retail pharmacy operations. The Company believes the weighted average cost method is preferable to the retail inventory method and the FIFO cost method because it results in greater precision in the determination of cost of revenues and inventories by specific drug product and results in a consistent inventory valuation method for all of the Company’s prescription drug inventories as the Pharmacy Services Segment’s mail service and specialty pharmacies were already on the weighted average cost method. Most of these mail service and specialty pharmacies in the Pharmacy Services Segment were acquired in the Company’s 2007 acquisition of Caremark Rx, Inc.

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

Had the Company not made these changes in accounting principle, for the three and six months ended June 30, 2012, income from continuing operations and net income attributable to CVS Caremark would have been approximately $20 million and $1 million higher, respectively. For the three months ended June 30, 2012, basic earnings per common share for income from continuing operations attributable to CVS Caremark and net income attributable to CVS Caremark would have been approximately $0.01 higher, and diluted earnings per common share for income from continuing operations attributable to CVS Caremark and net income attributable to CVS Caremark would have been approximately $0.02 higher. For the six months ended June 30, 2012, basic and diluted earnings per common share for income from continuing operations attributable to CVS Caremark and net income attributable to CVS Caremark would have been the same.

Note 3 – Share Repurchase Program

On August 23, 2011, the Company’s Board of Directors authorized a share repurchase program for up to $4.0 billion of outstanding common stock (the “2011 Repurchase Program”). The share repurchase authorization under the 2011 Repurchase Program, which was effective immediately, permits the Company to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase transactions, and/or other derivative transactions. The 2011 Repurchase Program may be modified or terminated by the Board of Directors at any time. During the three and six months ended June 30, 2012, the Company repurchased an aggregate of 26.6 million and 44.7 million shares of common stock for approximately $1.2 billion and $2.0 billion, respectively, pursuant to the 2011 Repurchase Program. As of June 30, 2012, there remained approximately $1.0 billion available for future repurchases under the 2011 Repurchase Program.

Note 4 – Stock-Based Compensation

Compensation expense related to stock options for the three and six months ended June 30, 2012 totaled $20 million and $51 million, respectively, compared to $24 million and $55 million for the three and six months ended June 30, 2011, respectively. Compensation expense related to restricted stock awards for the three and six months ended June 30, 2012 totaled $8 million and $13 million, respectively, compared to $5 million and $10 million for the three and six months ended June 30, 2011, respectively. During the three months ended June 30, 2012, the Company granted 7 million stock options with a weighted average fair value of $11.14 and a weighted average exercise price of $45.07. The Company had 49 million stock options outstanding as of June 30, 2012 with a weighted average exercise price of $35.54 and a weighted average contractual term of 4.33 years.

Note 5 – Interest Expense

The following are the components of net interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2012	2011	2012	2011

Interest expense	$132	$149	$264	$284
Interest income	—	(1)	(1)	(2)
Interest expense, net	$132	$148	$263	$282

Note 6 – Discontinued Operations

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

Below is a summary of the results of discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2012	2011	2012	2011

Net revenues of TheraCom	$—	$216	$—	$401

Income from operations of TheraCom	$—	$6	$—	$12
Loss on disposal of Linens ‘n Things	(2)	(2)	(3)	(4)
Income tax benefit (provision)	1	(2)	1	(3)
Income (loss) from discontinued operations, net of tax	$(1)	$2	$(2)	$5

Note 7 – Earnings Per Share

Basic earnings per common share attributable to CVS Caremark is computed by dividing: (i) net income attributable to CVS Caremark by (ii) the weighted average number of common shares outstanding in the period (the “Basic Shares”).

Diluted earnings per common share attributable to CVS Caremark is computed by dividing: (i) net income attributable to CVS Caremark by (ii) Basic Shares plus the additional shares that would be issued assuming that all dilutive stock awards are exercised. Options to purchase approximately 7.2 million and 3.7 million shares of common stock were outstanding, but were not included in the calculation of diluted earnings per share for the three and six months ended June 30, 2012, respectively, because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. For the same reason, options to purchase approximately 34.6 million and 29.2 million shares of common stock were outstanding, but were not included in the calculation of diluted earnings per share for the three and six months ended June 30, 2011, respectively.

The following is a reconciliation of basic and diluted earnings per common share for the respective periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions, except per share amounts	2012	2011	2012	2011
Numerators for earnings per common share calculations:
Income from continuing operations	$966	$813	$1,742	$1,522
Net loss attributable to noncontrolling interest	1	1	2	2
Income from continuing operations attributable to CVS Caremark	967	814	1,744	1,524
Loss from discontinued operations, net of tax	(1)	2	(2)	5
Net income attributable to CVS Caremark, basic and diluted	$966	$816	$1,742	$1,529

Denominators for earnings per common share calculations:
Weighted average common shares, basic	1,278	1,355	1,289	1,359
Effect of dilutive securities:
Stock options	8	7	8	8
Restricted stock units	1	2	1	1
Weighted average common shares, diluted	1,287	1,364	1,298	1,368
Basic earnings per common share:
Income from continuing operations attributable to CVS Caremark	$0.76	$0.60	$1.35	$1.12
Loss from discontinued operations attributable to CVS Caremark	—	—	—	—
Net income attributable to CVS Caremark	$0.76	$0.60	$1.35	$1.13
Diluted earnings per common share:
Income from continuing operations attributable to CVS Caremark	$0.75	$0.60	$1.34	$1.11
Loss from discontinued operations attributable to CVS Caremark	—	—	—	—
Net income attributable to CVS Caremark	$0.75	$0.60	$1.34	$1.12

Note 8 – Segment Reporting

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

The Pharmacy Services Segment provides a full range of pharmacy benefit management (“PBM”) services including mail order and specialty pharmacy services, plan design and administration, formulary management, discounted drug purchase arrangements, Medicare Part D services, retail pharmacy network management services, prescription management systems, clinical services, disease management services and pharmacogenomics. The Company’s customers are primarily employers, insurance companies, unions, government employee groups, managed care organizations, other sponsors of health benefit plans and individuals throughout the United States. In addition, through the Company’s SilverScript Insurance Company and Pennsylvania Life Insurance Company subsidiaries, the Company is a national provider of drug benefits to eligible beneficiaries under the Federal Government’s Medicare Part D program. The Pharmacy Services business operates under the CVS Caremark® Pharmacy Services, Caremark®, CVS Caremark®, CarePlus CVS/pharmacy®, CarePlus™, RxAmerica® and Accordant® names. As of June 30, 2012, the Pharmacy Services Segment operated 31 retail specialty pharmacy stores, 12 specialty mail order pharmacies and five mail service pharmacies located in 22 states, Puerto Rico and the District of Columbia.

The Retail Pharmacy Segment sells prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, photo finishing, seasonal merchandise, greeting cards and convenience foods through the Company’s CVS/pharmacy and Longs Drugs retail stores and online through CVS.com. As of June 30, 2012, the Retail Pharmacy Segment included 7,381 retail drugstores (of which 7,323 operated a pharmacy), 28 onsite pharmacies, 584 retail health care clinics, and the online retail website, CVS.com. The retail drugstores are located in 41 states, Puerto Rico and the District of Columbia. The retail health care clinics operate under the MinuteClinic® name, and 577 are located within CVS/pharmacy stores. MinuteClinics utilize nationally recognized medical protocols to diagnose and treat minor health conditions, perform health screenings, monitor chronic conditions and deliver vaccinations. The clinics are staffed by board-certified nurse practitioners and physician assistants who provide access to affordable care without appointment.

The Corporate Segment provides management and administrative services to support the Company. The Corporate Segment consists of certain aspects of our executive management, corporate relations, legal, compliance, human resources, corporate information technology and finance departments.

In millions	Pharmacy Services Segment(1)(3)	Retail Pharmacy Segment	Corporate Segment	Intersegment Eliminations(2)	Consolidated Totals
Three Months Ended
June 30, 2012: Net revenues	$18,423	$15,846	$—	$(3,555)	$30,714
Gross profit	777	4,769	—	(97)	5,449
Operating profit (loss)	511	1,469	(175)	(97)	1,708
June 30, 2011: Net revenues	14,374	14,826	—	(2,786)	26,414
Gross profit	720	4,408	—	(42)	5,086
Operating profit (loss)	448	1,240	(162)	(42)	1,484
Six Months Ended
June 30, 2012: Net revenues	36,722	31,869	—	(7,079)	61,512
Gross profit	1,393	9,341	—	(172)	10,562
Operating profit (loss)	860	2,766	(343)	(172)	3,111
June 30, 2011: Net revenues	28,203	29,413	—	(5,507)	52,109
Gross profit	1,350	8,555	—	(77)	9,828
Operating profit (loss)	839	2,336	(309)	(77)	2,789
Total assets:
June 30, 2012	36,039	28,951	1,253	(654)	65,589
December 31, 2011	35,704	28,323	1,121	(605)	64,543
Goodwill:
June 30, 2012	19,624	6,801	—	—	26,425
December 31, 2011	19,657	6,801	—	—	25,458

(1)          Net revenues of the Pharmacy Services Segment include approximately $2.1 billion and $1.9 billion of retail co-payments for the three months ended June 30, 2012 and 2011, respectively, as well as $4.4 billion and $4.1 billion of retail co-payments for the six months ended June 30, 2012 and 2011, respectively.

(2)          Intersegment eliminations relate to two types of transactions: (i) Intersegment revenues that occur when Pharmacy Services Segment customers use Retail Pharmacy Segment stores to purchase covered products. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue on a standalone basis, and (ii) Intersegment revenues, gross profit and operating profit that occur when Pharmacy Services Segment customers, through the Company’s intersegment activities (such as the Maintenance Choice program), elect to pick-up their maintenance prescriptions at Retail Pharmacy Segment stores instead of receiving them through the mail. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue, gross profit and operating profit on a standalone basis. Beginning in the fourth quarter of 2011, the Maintenance Choice eliminations reflect all discounts available for the purchase of mail order prescription drugs. The following amounts are eliminated in consolidation in connection with the item (ii) intersegment activity: net revenues of $840 million and $626 million for the three months ended June 30, 2012 and 2011, respectively, and $1.6 billion and $1.2 billion for the six months ended June 30, 2012 and 2011, respectively; gross profit and operating profit of $97 million and $42 million for the three months ended June 30, 2012 and 2011, respectively, and $172 million and $77 million for the six months ended June 30, 2012 and 2011, respectively.

(3)          The results of the Pharmacy Services Segment for the three and six months ended June 30, 2011 have been revised to reflect the results of TheraCom as discontinued operations. See Note 6 to the condensed consolidated financial statements.

Note 9 – Commitments and Contingencies

Lease Guarantees

Between 1991 and 1997, the Company sold or spun off a number of subsidiaries, including Bob’s Stores, Linens ‘n Things, Marshalls, Kay-Bee Toys, Wilsons, This End Up and Footstar. In many cases, when a former subsidiary leased a store, the Company provided a guarantee of the store’s lease obligations. When the subsidiaries were disposed of, the Company’s guarantees remained in place, although each initial purchaser has indemnified the Company for any lease obligations the Company was required to satisfy. If any of the purchasers or any of the former subsidiaries were to become insolvent and failed to make the required payments under a store lease, the Company could be required to satisfy these obligations. As of June 30, 2012, the Company guaranteed approximately 76 such store leases (excluding the lease guarantees related to Linens ‘n Things, which are discussed in Note 6 previously in this document), with the maximum remaining lease term extending through 2022. Management believes the ultimate disposition of any of the remaining guarantees will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or future cash flows.

Legal Matters

The Company is a party to legal proceedings, investigations and claims in the ordinary course of its business, including the matters described below. The Company records accruals for outstanding legal matters when it believes it is probable that a loss will be incurred and the amount can be reasonably estimated. The Company evaluates, on a quarterly basis, developments in legal matters that could affect the amount of any accrual and developments that would make a loss contingency both probable and reasonably estimable. If a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. None of the Company’s accruals for outstanding legal matters are material individually or in the aggregate to the Company’s financial position.

Our contingencies are subject to significant uncertainties, including, among other factors: (i) the procedural status of pending matters; (ii) whether class action status is sought and certified; (iii) whether asserted claims or allegations will survive dispositive motion practice; (iv) the extent of potential damages, fines or penalties, which are often unspecified or indeterminate; (v) the impact of discovery on the legal process; (vi) whether novel or unsettled legal theories are at issue; (vii) the settlement posture of the parties, and/or (viii) in the case of certain government agency investigations, whether a sealed qui tam lawsuit has been filed and whether the government agency makes a decision to intervene in the lawsuit following investigation.

Except as otherwise noted, the Company cannot predict with certainty the timing or outcome of the legal matters described below, and is unable to reasonably estimate a possible loss or range of possible loss in excess of amounts already accrued for these matters.

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

Caremark was named in a putative class action lawsuit filed in October 2003 in Alabama state court by John Lauriello, purportedly on behalf of participants in the 1999 settlement of various securities class action and derivative lawsuits against Caremark and others. Other defendants include insurance companies that provided coverage to Caremark with respect to the settled lawsuits. The Lauriello lawsuit seeks approximately $3.2 billion in compensatory damages plus other non-specified damages based on allegations that the amount of insurance coverage available for the settled lawsuits was misrepresented and suppressed. A similar lawsuit was filed in November 2003 by Frank McArthur, also in Alabama state court, naming as defendants, among others, Caremark and several insurance companies involved in the 1999 settlement. This lawsuit was stayed as a later-filed class action, but McArthur was subsequently allowed to intervene in the Lauriello action. A hearing was held in May 2012 on class certification and adequacy issues, but the court has not yet issued a ruling on these matters.

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

In August 2009, the Company was notified by the U.S. Federal Trade Commission (“FTC”) that it was conducting a non-public investigation into certain of the Company’s business practices. In March 2010, the Company learned that various State Attorneys General offices and certain other government agencies were conducting a multi-state investigation of the Company regarding issues similar to those being investigated by the FTC. At this time, 28 states, the District of Columbia, and the County of Los Angeles, are known to be participating in this multi-state investigation. In May 2012, a proposed consent order previously entered into between the FTC and the Company became final, and all aspects of the FTC investigation are now officially concluded. The final consent order prohibits the Company from misrepresenting the price or cost of Medicare Part D prescription drugs, or other prices of costs associated with Medicare Part D prescription drug plans. In addition, the Company paid $5 million in consumer redress, to be distributed to impacted RxAmerica Medicare Part D beneficiaries. The final order contains no allegations of antitrust law violations or anti-competitive behavior related to the Company’s business practices or its products or service offerings. With respect to the multi-state investigation, the Company continues to cooperate in this investigation.

In March 2009, the Company received a subpoena from the OIG requesting information concerning the Medicare Part D prescription drug plans of RxAmerica, the PBM subsidiary of Longs Drug Stores Corporation which was acquired by the Company in October 2008. The Company has been providing documents and other information in response to this request for information.

In November 2009, a securities class action lawsuit was filed in the United States District Court for the District of Rhode Island purportedly on behalf of purchasers of CVS Caremark Corporation stock between May 5, 2009 and November 4, 2009. The lawsuit names the Company and certain officers as defendants and includes allegations of securities fraud relating to public disclosures made by the Company concerning the PBM business and allegations of insider trading. In addition, a shareholder derivative lawsuit was filed in December 2009 in the same court against the directors and certain officers of the Company. A derivative lawsuit is a lawsuit filed by a shareholder purporting to assert claims on behalf of a corporation against directors and officers of the corporation. This lawsuit, which was stayed pending developments in the related securities class action, includes allegations of, among other things, securities fraud, insider trading and breach of fiduciary duties and further alleges that the Company was damaged by the purchase of stock at allegedly inflated prices under its share repurchase program. In January 2011, both lawsuits were transferred to the United States District Court for the District of New Hampshire. In June 2012, the court granted the Company’s motion to dismiss the securities class action. The plaintiffs subsequently filed a notice of appeal of the court’s ruling on the motion to dismiss. The derivative lawsuit will remain stayed pending the outcome of this appeal of the securities class action.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

CVS Caremark Corporation:

We have reviewed the condensed consolidated balance sheet of CVS Caremark Corporation (the Company) as of June 30, 2012, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2012 and 2011, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2012 and 2011. These financial statements are the responsibility of the Company’s management.

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

August 7, 2012

Boston, Massachusetts

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of Our Business

CVS Caremark Corporation (“CVS Caremark”, the “Company”, “we” or “us”), together with its subsidiaries is the largest pharmacy health care provider in the United States. We are uniquely positioned to deliver significant benefits to health plan sponsors through effective cost management solutions and innovative programs that engage plan members and promote healthier and more cost-effective behaviors. Our integrated pharmacy services model enhances our ability to offer plan members and consumers expanded choice, greater access and more personalized services to help them on their path to better health. We effectively manage pharmaceutical costs and improve health care outcomes through our pharmacy benefit management, mail order and specialty pharmacy division, CVS Caremark® Pharmacy Services (“Caremark”); our approximately 7,400 CVS/pharmacy® retail stores; our retail-based health clinic subsidiary, MinuteClinic®; and our online retail pharmacy, CVS.com®.

We currently have three segments: Pharmacy Services, Retail Pharmacy and Corporate.

Pharmacy Services Segment

Our Pharmacy Services business provides a full range of PBM services, including mail order and specialty pharmacy services, plan design and administration, formulary management, discounted drug purchase arrangements, Medicare Part D services, retail pharmacy network management services, prescription management systems, clinical services, disease management services and pharmacogenomics. Our clients are primarily employers, insurance companies, unions, government employee groups, managed care organizations and other sponsors of health benefit plans and individuals throughout the United States. As a pharmacy benefits manager, we manage the dispensing of pharmaceuticals through our mail order pharmacies and national network of approximately 67,000 retail pharmacies (which include our CVS/pharmacy stores) to eligible members in the benefit plans maintained by our clients and utilize our information systems to perform, among other things, safety checks, drug interaction screenings and brand to generic substitutions.

Our specialty pharmacies support individuals that require complex and expensive drug therapies. Our specialty pharmacy business includes mail order and retail specialty pharmacies that operate under the CVS Caremark® and CarePlus CVS/pharmacy® names. We also provide health management programs, which include integrated disease management for 29 conditions, through our strategic alliance with Alere, L.L.C. and our Accordant® health management offering. In addition, through our SilverScript Insurance Company and Pennsylvania Life Insurance Company subsidiaries, we are a national provider of drug benefits to eligible beneficiaries under the Federal Government’s Medicare Part D program. The Pharmacy Services Segment operates under the CVS Caremark® Pharmacy Services, Caremark®, CVS Caremark®, CarePlus CVS/pharmacy®, CarePlus™, RxAmerica® and Accordant® names. As of June 30, 2012, the Pharmacy Services Segment operated 31 retail specialty pharmacy stores, 12 specialty mail order pharmacies and five mail service pharmacies located in 22 states, Puerto Rico and the District of Columbia.

Retail Pharmacy Segment

Our Retail Pharmacy Segment sells prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, photo finishing, seasonal merchandise, greeting cards and convenience foods through our CVS/pharmacy and Longs Drugs® retail stores and online through CVS.com. Our Retail Pharmacy Segment derives the majority of its revenues through the sale of prescription drugs, which are dispensed by our more than 22,000 retail pharmacists. Our Retail Pharmacy Segment also provides health care services through our MinuteClinic health care clinics. MinuteClinics are staffed by nurse practitioners and physician assistants who utilize nationally recognized protocols to diagnose and treat minor health conditions, perform health screenings, monitor chronic conditions, and deliver vaccinations. As of June 30, 2012, our Retail Pharmacy Segment included 7,381 retail drugstores (of which 7,323 operated a pharmacy) located in 41 states, the District of Columbia, and Puerto Rico operating primarily under the CVS/pharmacy® or Longs Drugs® names, 28 onsite pharmacies and 584 retail health care clinics operating under the MinuteClinic® name (of which 577 were located in CVS/pharmacy stores), and our online retail website, CVS.com.

Corporate Segment

The Corporate Segment provides management and administrative services to support the Company. The Corporate Segment consists of certain aspects of our executive management, corporate relations, legal, compliance, human resources, corporate information technology and finance departments.

Results of Operations

The following discussion explains the material changes in our results of operations for the three and six months ended June 30, 2012 and 2011, and the significant developments affecting our financial condition since December 31, 2011. We strongly recommend that you read our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”) along with this report.

Summary of the Condensed Consolidated Financial Results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2012	2011	2012	2011

Net revenues	$30,714	$26,414	$61,512	$52,109
Cost of revenues	25,265	21,328	50,950	42,281
Gross profit	5,449	5,086	10,562	9,828
Operating expenses	3,741	3,602	7,451	7,039
Operating profit	1,708	1,484	3,111	2,789
Interest expense, net	132	148	263	282
Income before income tax provision	1,576	1,336	2,848	2,507
Income tax provision	610	523	1,106	985
Income from continuing operations	966	813	1,742	1,522
Income (loss) from discontinued operations, net of tax	(1)	2	(2)	5
Net income	965	815	1,740	1,527
Net loss attributable to noncontrolling interest	1	1	2	2
Net income attributable to CVS Caremark	$966	$816	$1,742	$1,529

Net Revenues

Net revenues increased $4.3 billion, or 16.3% and $9.4 billion, or 18.0% in the three and six months ended June 30, 2012, respectively, as compared to the prior year periods. Net revenues in the periods were positively impacted from the Pharmacy Services Segment by new PBM client starts, drug cost inflation and our acquisition of the Medicare prescription drug plan of Universal American Corp. (“UAM Medicare PDP Business”) on April 29, 2011, as well as positive same store and new store sales in our Retail Pharmacy Segment.

Please see the section entitled “Segment Analysis” below for additional information regarding net revenues.

Gross Profit

Gross profit dollars increased $363 million and $734 million in the three and six months ended June 30, 2012, respectively, as compared to the prior year periods. Gross profit as a percentage of net revenues decreased approximately 150 basis points to 17.7% and 170 basis points to 17.2% in the three and six months ended June 30, 2012, respectively, as compared to the prior year periods. The decline in gross profit as a percent of net revenues was driven by the increased weighting toward Pharmacy Services whose gross profit margin tends to be lower than that of the Retail Pharmacy Segment.

Please see the section entitled “Segment Analysis” below for additional information regarding gross profit.

Operating Expenses

Operating expenses increased $139 million, or 3.9% and $412 million, or 5.9% in the three and six months ended June 30, 2012, respectively, as compared to the prior year periods. Operating expenses as a percent of net revenues decreased approximately 145 basis points to 12.2% and 140 basis points to 12.1% in the three and six months ended June 30, 2012 as compared to 13.6% and 13.5% in the prior year periods, respectively. Operating expenses as a percentage of net revenues decreased due to expense leverage from same store sales growth and expense control initiatives. The increase in operating expense dollars in the three and six months ended June 30, 2012 was primarily due to incremental store operating costs associated with the increase in sales volume in our stores and a higher store count, as well as operating expenses associated with the UAM Medicare PDP Business we acquired on April 29, 2011.

Please see the section entitled “Segment Analysis” below for additional information regarding operating expenses.

Interest Expense, net

Interest expense, net decreased $16 million and $19 million in the three and six months ended June 30, 2012, respectively, as compared to the prior year periods. This decrease resulted from lower average borrowings during the three and six months ended June 30, 2012.

For additional information on our financing activities, please see the “Liquidity and Capital Resources” section later in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Income Tax Provision

Our effective income tax rate improved to 38.7% and 38.8% for the three and six months ended June 30, 2012, respectively, compared to 39.2% and 39.3% for the three and six months ended June 30, 2011, respectively. The fluctuation in the effective income tax rate is primarily due to changes in our state effective income tax rate and permanent items.

Income (Loss) from Discontinued Operations

The loss from discontinued operations for the three months ended June 30, 2012 consisted of $1 million ($2 million, net of a $1 million income tax benefit) of lease-related costs associated with guarantees of store lease obligations of Linens ‘n Things, a former subsidiary of the Company that became insolvent subsequent to its disposition. Income from discontinued operations for the three months ended June 30, 2011 consisted of $3 million ($6 million, net of a $3 million income tax expense) of income related to the operations of our TheraCom subsidiary, partially offset by $1 million ($2 million, net of a $1 million income tax benefit) of lease-related costs related to Linens ‘n Things lease guarantees.

The loss from discontinued operations for the six months ended June 30, 2012 consisted of $2 million ($3 million, net of a $1 million income tax benefit) of lease-related costs, compared to income of $7 million ($12 million, net of a $5 million income tax expense) related to the operations of our TheraCom subsidiary, partially offset by $2 million ($4 million, net of a $2 million income tax benefit) of lease-related costs in the prior year period. The decrease in the income from discontinued operations is primarily related to the sale of our TheraCom subsidiary in November 2011.

See Notes 6 and 9 to the condensed consolidated financial statements for additional information about our lease guarantees.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest represents the minority shareholders’ portion of the net loss from our majority owned subsidiary, Generation Health, Inc. The net loss attributable to noncontrolling interest for the three and six months ended June 30, 2012 and 2011 was approximately $1 million and $2 million, respectively. The Company purchased the remaining interest in Generation Health, Inc. on June 29, 2012.

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

In millions	Pharmacy Services Segment(1)(3)	Retail Pharmacy Segment	Corporate Segment	Intersegment Eliminations(2)	Consolidated Totals
Three Months Ended
June 30, 2012:
Net revenues	$ 18,423	$ 15,846	$ —	$ (3,555)	$ 30,714
Gross profit	777	4,769	—	(97)	5,449
Operating profit (loss)	511	1,469	(175)	(97)	1,708
June 30, 2011:
Net revenues	14,374	14,826	—	(2,786)	26,414
Gross profit	720	4,408	—	(42)	5,086
Operating profit (loss)	448	1,240	(162)	(42)	1,484
Six Months Ended
June 30, 2012:
Net revenues	36,722	31,869	—	(7,079)	61,512
Gross profit	1,393	9,341	—	(172)	10,562
Operating profit (loss)	860	2,766	(343)	(172)	3,111
June 30, 2011:
Net revenues	28,203	29,413	—	(5,507)	52,109
Gross profit	1,350	8,555	—	(77)	9,828
Operating profit (loss)	839	2,336	(309)	(77)	2,789

(1)          Net revenues of the Pharmacy Services Segment includes approximately $2.1 billion and $1.9 billion of retail co-payments for the three months ended June 30, 2012 and 2011, respectively, as well as $4.4 billion and $4.1 billion of retail co-payments for the six months ended June 30, 2012 and 2011, respectively.

(2)          Intersegment eliminations relate to two types of transactions: (i) Intersegment revenues that occur when Pharmacy Services Segment customers use Retail Pharmacy Segment stores to purchase covered products. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue on a standalone basis, and (ii) Intersegment revenues, gross profit and operating profit that occur when Pharmacy Services Segment customers, through the Company’s intersegment activities (such as the Maintenance Choice program), elect to pick-up their maintenance prescriptions at Retail Pharmacy Segment stores instead of receiving them through the mail. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue, gross profit and operating profit on a standalone basis. Beginning in the fourth quarter of 2011, the Maintenance Choice eliminations reflect all discounts available for the purchase of mail order prescription drugs. The following amounts are eliminated in consolidation in connection with the item (ii) intersegment activity: net revenues of $840 million and $626 million for the three months ended June 30, 2012 and 2011, respectively, and $1.6 billion and $1.2 billion for the six months ended June 30, 2012 and 2011, respectively; gross profit and operating profit of $97 million and $42 million for the three months ended June 30, 2012 and 2011, respectively, and $172 million and $77 million for the six months ended June 30, 2012 and 2011, respectively.

(3)          The results of the Pharmacy Services Segment for the three and six months ended June 30, 2011 have been revised to reflect the results of TheraCom as discontinued operations. See Note 6 to the condensed consolidated financial statements.

Pharmacy Services Segment

The following table summarizes our Pharmacy Services Segment’s performance for the respective periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2012	2011(4)	2012	2011(4)

Net revenues	$18,423	$ 14,374	$ 36,722	$ 28,203
Gross profit	777	720	1,393	1,350
Gross profit % of net revenues	4.2%	5.0%	3.8%	4.8%
Operating expenses	266	272	533	511
Operating expense % of net revenues	1.4%	1.9%	1.5%	1.8%
Operating profit	511	448	860	839
Operating profit % of net revenues	2.8%	3.1%	2.3%	3.0%

Net revenues(1):
Mail choice(2)	$ 5,744	$ 4,582	$ 11,410	$ 8,975
Pharmacy network(3)	12,625	9,737	25,209	19,114
Other	54	55	103	114
Pharmacy claims processed(1):
Total	218.3	191.8	437.2	367.0
Mail choice(2)	20.5	17.8	40.9	35.3
Pharmacy network(3)	197.8	174.0	396.3	331.7
Generic dispensing rate(1):
Total	78.0%	74.1%	77.3%	73.9%
Mail choice(2)	71.2%	64.6%	70.1%	64.2%
Pharmacy network(3)	78.6%	75.0%	78.0%	74.9%
Mail choice penetration rate	22.9%	22.6%	22.9%	23.3%

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

(4)          The results of the Pharmacy Services Segment for the three and six months ended June 30, 2011 have been revised to reflect the results of TheraCom as discontinued operations. See Note 6 to the condensed consolidated financial statements.

Net Revenues

Net revenues increased $4.0 billion, or 28.2%, to $18.4 billion in the three months ended June 30, 2012, as compared to the prior year period. As you review our Pharmacy Services Segment’s performance in this area, we believe you should consider the following important information that impacted the three month period ended June 30, 2012:

•                  Our mail choice claims processed increased 15.5% to 20.5 million claims in the three months ended June 30, 2012, compared to 17.8 million claims in the prior year period. The increase in mail choice claim volume was primarily due to a significant number of new client starts, as well as increased claims associated with the continuing client adoption of our Maintenance Choice program.

•                  Our average revenue per mail choice claim increased by 8.6%, compared to the prior year period. This increase was primarily due to drug cost inflation particularly in our specialty business.

•                  Our mail choice generic dispensing rate increased to 71.2% in the three months ended June 30, 2012, compared to 64.6% in the prior year period. This increase was primarily due to new generic prescription drug introductions, as well as our continuous effort to encourage plan members to use clinically appropriate generic prescription drugs when they are available.

•                  Our pharmacy network claims processed increased 13.7% to 197.8 million claims in the three months ended June 30, 2012, compared to 174.0 million claims in the prior year period. The increase in the pharmacy network claim volume was primarily due to a large number of new client starts, as well as higher claims activity associated with our Medicare Part D program related to the April 29, 2011 purchase of the UAM Medicare PDP Business.

•                  Our average revenue per pharmacy network claim processed increased 14.1%, as compared to the prior year period. This increase was primarily due to drug cost inflation partially offset by increases in the generic dispensing rate.

•                  Our pharmacy network generic dispensing rate increased to 78.6% in the three months ended June 30, 2012, compared to 75.0% in the prior year period. This increase was primarily due to new generic prescription drug introductions, as well as our continuous effort to encourage plan members to use clinically appropriate generic prescription drugs when they are available.

Net revenues increased $8.5 billion, or 30.2%, to $36.7 billion in the six months ended June 30, 2012, as compared to the prior year period. The increase in net revenues was primarily due to new activity resulting from our acquisition of the UAM Medicare PDP Business. As you review our Pharmacy Services Segment’s performance in this area, we believe you should consider the following important information that impacted the six month period ended June 30, 2012:

•                  Our mail choice claims processed increased 16.0% to 40.9 million claims in the six months ended June 30, 2012, compared to 35.3 million claims in the prior year period. The increase in mail choice claim volume was primarily due to a significant number of new client starts, as well as increased claims associated with the continuing client adoption of our Maintenance Choice program.

•                  Our average revenue per mail choice claim increased by 9.6%, compared to the prior year period. This increase was primarily due to drug cost inflation, partially offset by increases in the percentage of generic prescription drugs dispensed and changes in client pricing.

•                  Our mail choice generic dispensing rate increased to 70.1% in the six months ended June 30, 2012, compared to 64.2% in the prior year period. This increase was primarily due to new generic prescription drug introductions and our continuous effort to encourage plan members to use clinically appropriate generic prescription drugs when they are available.

•                  Our pharmacy network claims processed increased 19.5% to 396.3 million claims in the six months ended June 30, 2012, compared to 331.7 million claims in the prior year period. The increase in the pharmacy network claim volume was primarily due to new client starts and higher claims activity associated with our Medicare Part D program as a result of our acquisition of the UAM Medicare PDP Business completed at the end of April 2011 and increases in covered lives under our legacy Medicare Part D program.

•                  Our average revenue per pharmacy network claim processed increased 10.4% as compared to the prior year period. This increase was primarily due to drug cost inflation partially offset by increases in the generic dispensing rate.

•                 Our pharmacy network generic dispensing rate increased to 78.0% in the six months ended June 30, 2012, compared to 74.9% in the prior year period. This increase was primarily due to new generic prescription drug introductions and our continuous effort to encourage plan members to use clinically appropriate generic prescription drugs when they are available.

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

Gross profit increased $57 million, or 8.1%, to $777 million in the three months ended June 30, 2012, as compared to the prior year period. Gross profit as a percentage of net revenues was 4.2% in the three months ended June 30, 2012, compared to 5.0% in the prior year period. Gross profit increased $43 million, or 3.2%, to $1.4 billion in the six months ended June 30, 2012, as compared to the prior year period. Gross profit as a percentage of net revenues was 3.8% in the six months ended June 30, 2012, compared to 4.8% in the prior year period. The increase in gross profit dollars was primarily due to a significant number of new client starts, an increase in generic dispensing and drug cost inflation. The decrease in gross profit as a percentage of revenue was driven primarily by client pricing compression, increased payroll and other expenses associated with our mail operations and expanding Medicare Part D operations. The increase in expenses associated with our mail operations was the result of the significant number of new client starts.

As you review our Pharmacy Services Segment’s performance in this area, we believe you should consider the following important information that impacted the three and six month periods ended June 30, 2012:

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

•                  Our gross profit as a percentage of revenues benefited from the increase in our total generic dispensing rate, which increased to 78.0% and 77.3% in the three and six months ended June 30, 2012, respectively, compared to our generic dispensing rate of 74.1% and 73.9% in the prior year periods, respectively. This increase was primarily due to new generic drug introductions and our continued efforts to encourage plan members to use clinically appropriate generic drugs when they are available.

Operating Expenses

Operating expenses in our Pharmacy Services Segment include selling, general and administrative expenses, depreciation and amortization related to selling, general and administrative activities and specialty pharmacy store and administrative payroll, employee benefits and occupancy costs.

Operating expenses decreased $6 million to $266 million, or 1.4% as a percentage of net revenues in the three months ended June 30, 2012, compared to $272 million, or 1.9% as a percentage of net revenues in the prior year period. The decrease in operating expenses is primarily related to disciplined expense management and a decrease in integration expense related to the acquisition of the UAM Medicare PDP Business.

Operating expenses increased $22 million to $533 million, or 1.5% as a percentage of net revenues in the six months ended June 30, 2012, compared to $511 million, or 1.8% as a percentage of net revenues in the prior year period. The increase in operating expenses is primarily related to costs associated with changes designed to streamline our business and two full quarters of expenses associated with the UAM Medicare PDP Business which was acquired at the end of April 2011, partially offset by disciplined expense controls.

Retail Pharmacy Segment

The following table summarizes our Retail Pharmacy Segment’s performance for the respective periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2012	2011	2012	2011

Net revenues	$15,846	$14,826	$31,869	$29,413
Gross profit	4,769	4,408	9,341	8,555
Gross profit % of net revenues	30.1%	29.7%	29.3%	29.1%
Operating expenses	3,300	3,168	6,575	6,219
Operating expense % of net revenues	20.8%	21.4%	20.6%	21.1%
Operating profit	1,469	1,240	2,766	2,336
Operating profit % of net revenues	9.3%	8.4%	8.7%	7.9%

Net revenue increase:
Total	6.9%	3.6%	8.4%	4.0%
Pharmacy	8.3%	3.9%	9.7%	4.5%
Front store	3.9%	3.0%	5.5%	2.9%
Same store sales increase:
Total	5.6%	2.0%	7.0%	2.3%
Pharmacy	7.2%	2.6%	8.5%	3.1%
Front store	2.3%	0.8%	3.7%	0.6%
Generic dispensing rate	79.1%	75.6%	78.6%	75.4%
Pharmacy % of total revenues	68.8%	67.9%	69.4%	68.5%
Third party % of pharmacy revenue	97.6%	97.7%	97.9%	97.6%
Retail prescriptions filled	176.4	162.4	355.9	328.0

As of June 30, 2012, we operated 7,381 retail drugstores, compared to 7,266 retail drugstores on June 30, 2011.

Net Revenues

Net revenues increased $1 billion, or 6.9%, to $15.8 billion in the three months ended June 30, 2012, as compared to the prior year period. This increase was primarily driven by the same store sales increase of 5.6% and net revenues from new stores, which accounted for approximately 110 basis points of our total net revenue percentage increase in the three months ended June 30, 2012. Net revenues increased $2.5 billion, or 8.4%, to $31.9 billion in the six months ended June 30, 2012, as compared to the prior year period. This increase was primarily driven by the same store sales increase of 7.0% and net revenues from new stores, which accounted for approximately 115 basis points of our total net revenue percentage increase in the six months ended June 30, 2012.

As you review our Retail Pharmacy Segment’s performance in this area, we believe you should consider the following important information that impacted the three and six month periods ended June 30, 2012:

•                  Front store same store sales for the period rose by 2.3% and 3.7% for the three and six month periods ended June 30, 2012, respectively, compared to the prior year periods. Front store same store sales for the three months ended June 30, 2012 were negatively impacted by the early onset of the allergy season which shifted sales into the first quarter. Front store same store sales for the six month period ended June 30, 2012 were positively impacted by approximately 65 basis points due to an additional day in 2012 related to the leap year.

•                  Pharmacy same store sales rose 7.2% and 8.5% for the three and six month periods ended June 30, 2012, respectively, as compared to the prior year periods. One of the largest drivers of the increase was the contractual impasse between Express Scripts and Walgreens, our principal PBM and retail pharmacy competitors, respectively, which resulted in Walgreens’ exit from the Express Scripts network as of January 1, 2012 and a significant amount of additional Express Scripts members filling their prescriptions in our retail pharmacy stores during the first half of the year. On July 19, 2012, Express Scripts and Walgreens announced that they entered into a new pharmacy network agreement that takes effect on September 15, 2012. As a result of the new agreement, the Company’s future results will be impacted by its ability to retain the additional business gained from the contractual impasse. Please see the “Cautionary Statement Concerning Forward-Looking Statements” section later in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Pharmacy same store sales for the six month period ended June 30, 2012 also benefited by 35 basis points from the extra day as a result of 2012 being a leap year.

•                  Pharmacy revenues continue to be negatively impacted by the conversion of brand named drugs to equivalent generic drugs, which typically have a lower selling price. Pharmacy same store sales were negatively impacted by approximately 500 and 400 basis points for the three and six month periods ended June 30, 2012, respectively, due to recent generic introductions. In addition, our pharmacy growth has also been adversely affected by the lack of significant new brand name drug introductions and higher consumer co-payments and co-insurance arrangements.

•                  Pharmacy revenue growth continued to benefit from the Medicare Part D prescription drug program, our ability to attract and retain managed care customers and favorable industry trends. These trends include an aging American population; many “baby boomers” are now in their fifties and sixties and are consuming a greater number of prescription drugs. In addition, the increased use of pharmaceuticals as the first line of defense for individual health care also contributed to the growing demand for pharmacy services. We believe these favorable industry trends will continue.

Gross Profit

Gross profit in our Retail Pharmacy Segment includes net revenues less the cost of merchandise sold in the period and the related purchasing costs, warehousing costs, delivery costs and actual and estimated inventory losses.

Gross profit increased $361 million, or 8.2%, to $4.8 billion in the three months ended June 30, 2012, as compared to the prior year period. Gross profit as a percentage of net revenues increased to 30.1% in the three months ended June 30, 2012, compared to 29.7% in the prior year period. The increase in gross profit dollars was primarily driven by same store sales increases. The increase in gross profit as a percentage of revenue was primarily driven by increased pharmacy margins due to the positive impact of increased generic drugs dispensed, partially offset by continued reimbursement pressure, lower front store margins and the accounting change discussed below. Front store revenues as a percentage of total revenues for the three months ended June 30, 2012 were 31.2%, as compared to 32.1% in the prior year period. Pharmacy revenues as a percentage of total revenues for the three months ended June 30, 2012 were 68.8%, compared to 67.9% in the prior year period.

Gross profit increased $786 million, or 9.2%, to $9.3 billion in the six months ended June 30, 2012, as compared to the prior year period. Gross profit as a percentage of net revenues increased to 29.3% in the six months ended June 30, 2012, compared to 29.1% in the prior year period. The increase in gross profit dollars was primarily driven by same store sales increases. The slight increase in gross profit as a percentage of revenue was primarily driven by increased pharmacy margins due to the positive impact of increased generic drugs dispensed partially offset by continued reimbursement pressure and lower front store margins. Front store revenues as a percentage of total revenues for the six months ended June 30, 2012 were 30.6%, as compared to 31.5% in the prior year period. Pharmacy revenues as a percentage of revenues for the six months ended June 30, 2012 were 69.4%, compared to 68.5% in the prior year period.

As you review our Retail Pharmacy Segment’s performance in this area, we believe you should consider the following important information that impacted the three and six month periods ended June 30, 2012:

•                 Gross profit was negatively impacted by approximately $31 million and $1 million for the three and six month periods ended June 30, 2012, respectively, as a result of the change in inventory accounting methods described in Note 2 to our condensed consolidated financial statements. The impact of this change on gross profit as a percentage of net revenues for the three months ended June 30, 2012 was approximately 20 basis points.

•                  Sales to customers covered by third party insurance programs are a significant component of our retail pharmacy business. On average, our gross profit on third party pharmacy revenues is lower than our gross profit on cash pharmacy revenues. Third party revenues were 97.6% and 97.9% in the three and six months ended June 30, 2012, respectively, compared to 97.7% and 97.6% in the three and six months ended June 30, 2011.

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

Operating expenses increased $132 million to $3.3 billion, or 20.8% as a percentage of net revenues, in the three months ended June 30, 2012, as compared to $3.2 billion, or 21.4% as a percentage of net revenues, in the prior year period. Operating expenses increased $356 million to $6.6 billion, or 20.6% as a percentage of net revenues, in the six months ended June 30, 2012, as compared to $6.2 billion, or 21.1% as a percentage of net revenues, in the prior year period. The improvement in operating expenses as a percentage of net revenues for the three and six months ended June 30, 2012 was primarily due to expense leverage from our same store sales growth and expense control initiatives.

Corporate Segment

Operating Expenses

Operating expenses in our Corporate Segment include executive management, corporate relations, legal, compliance, human resources, corporate information technology and finance departments. Operating expenses increased $13 million, or 8.0%, to $175 million and $34 million, or 11.0%, to $343 million in the three and six months ended June 30, 2012, respectively, as compared to the prior year period. The increase in operating expenses was primarily related to higher payroll, insurance and depreciation.

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

Net cash provided by operating activities was $4.0 billion in the six months ended June 30, 2012, compared to $3.1 billion in the six months ended June 30, 2011. The $0.9 billion increase in cash provided by operating activities is primarily due to a timing difference associated with an advance payment received in June 2012 from the Centers for Medicare and Medicaid Services (“CMS”) for July 2012 Medicare Part D premiums and claims. With the exception of the first month of the year, the monthly payment we receive from CMS is paid on the first day of each month, unless the first day of the month falls on a weekend, in which case the payment is made on the last business day of the previous month.

Net cash used in investing activities was $1.1 billion in the six months ended June 30, 2012, compared to $2.1 billion in the six months ended June 30, 2011. The $1.0 billion decrease in cash used in investing activities was primarily due to the $1.3 billion acquisition of the UAM Medicare PDP Business which occurred in April 2011.

Net cash used in financing activities was $2.5 billion in the six months ended June 30, 2012, compared to net cash used in financing activities of $0.2 billion in the six months ended June 30, 2011. The $2.3 billion increase in cash used in financing activities was primarily due to a $1.0 billion increase in share repurchases, a $1.5 billion debt issuance in 2011 and no debt issuances in 2012, partially offset by an increase in proceeds from stock option exercises of approximately $0.2 billion.

On August 23, 2011, our Board of Directors authorized a share repurchase program for up to $4.0 billion of outstanding common stock (the “2011 Repurchase Program”). The 2011 Repurchase Program, which was effective immediately, permits us to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase transactions, and/or other derivative transactions. The

2011 Repurchase Program may be modified or terminated by the Board of Directors at any time. During the six months ended June 30, 2012, the Company repurchased an aggregate of 44.7 million shares of common stock for approximately $2.0 billion pursuant to the 2011 Repurchase Program.

We had $200 million of commercial paper outstanding at a weighted average interest rate of 0.34% as of June 30, 2012. In connection with our commercial paper program, we maintain a $1.0 billion, three-year unsecured back-up credit facility, which expires on May 27, 2013, a $1.25 billion, four-year unsecured back-up credit facility which expires on May 12, 2015 and a $1.25 billion, five-year unsecured back-up credit facility, which expires on February 17, 2017. The credit facilities allow for borrowings at various rates depending on the Company’s public debt ratings and require the Company to pay a weighted average quarterly facility fee of 0.05%, regardless of usage. As of June 30, 2012, the Company had no outstanding borrowings against the back-up credit facilities.

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

As of June 30, 2012, our long-term debt was rated “Baa2” by Moody’s with a positive outlook and “BBB+” by Standard & Poor’s with a stable outlook and our commercial paper program was rated “P-2” by Moody’s and “A-2” by Standard & Poor’s. In assessing our credit strength, we believe that both Moody’s and Standard & Poor’s considered, among other things, our capital structure and financial policies as well as our consolidated balance sheet, our historical acquisition activity and other financial information. Although we currently believe our long-term debt ratings will remain investment grade, we cannot guarantee the future actions of Moody’s and/or Standard & Poor’s. Our debt ratings have a direct impact on our future borrowing costs, access to capital markets and new store operating lease costs.

Off-Balance Sheet Arrangements

In connection with executing operating leases, we provide a guarantee of the lease payments. We also finance a portion of our new store development through sale-leaseback transactions, which involve selling stores to unrelated parties and then leasing the stores back under leases that qualify and are accounted for as operating leases. We do not have any retained or contingent interests in the stores, and we do not provide any guarantees, other than a guarantee of the lease payments, in connection with the transactions. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), such operating leases are not reflected in our condensed consolidated balance sheet. See Note 9 to our condensed consolidated financial statements for a detailed discussion of these guarantees.

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

Cautionary Statement Concerning Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of CVS Caremark Corporation. The Company and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission (“SEC”) and in its reports to stockholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “project,” “anticipate,” “will,” “should” and similar expressions identify statements that constitute forward-looking statements. All statements addressing operating performance of CVS Caremark Corporation or any subsidiary, events or developments that the Company expects or anticipates will occur in the future, including statements relating to revenue growth, earnings or earnings per common share growth, adjusted earnings or adjusted earnings per common share growth, free cash flow, debt ratings, inventory levels, inventory turn and loss rates, store development, relocations and new market entries, PBM business and sales trends, the Company’s ability to attract or retain customers, Medicare Part D competitive bidding and enrollment, new product development and the impact of industry developments, as well as statements expressing optimism or pessimism about future operating results or events, are forward-looking statements within the meaning of the Reform Act.

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

•       An extremely competitive business environment, including the uncertain impact of increased consolidation in the PBM industry and the willingness of some PBM clients to consider adopting narrow or more restricted retail pharmacy networks.

•       Uncertainty related to our ability to retain customers gained as a result of the Express Scripts and Walgreens contractual impasse, including uncertainty regarding the marketing and other expenses we may need to incur in our efforts to retain these customers.

•       Uncertainty regarding the impact of the new pharmacy network agreement entered into by Express Scripts and Walgreens, including uncertainty relating to the effect on our net revenues, gross profit and cash flows over time if we are unable to retain the business we have gained as a result of the Express Scripts and Walgreens contractual impasse.

•       Reform of the U.S. health care system, including the impact of the recent United States Supreme Court ruling on the Patient Protection and Affordable Care Act.

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

•       Risks related to litigation, government investigations and other legal proceedings as they relate to our business, the pharmacy services, retail pharmacy or retail clinic industries or to the health care industry generally.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2012, the Company had no derivative financial instruments or derivative commodity instruments in place and believes its exposure to market risk associated with other financial instruments, principally interest rate risk inherent in its debt portfolio, is not material.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of June 30, 2012, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II	Item 1

Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our 2011Annual Report on Form 10-K. The following discussion is limited to certain recent developments concerning our legal proceedings and should be read in conjunction with those earlier reports.

1.               Caremark was named in a putative class action lawsuit filed in October 2003 in Alabama state court by John Lauriello, purportedly on behalf of participants in the 1999 settlement of various securities class action and derivative lawsuits against Caremark and others. Other defendants include insurance companies that provided coverage to Caremark with respect to the settled lawsuits. The Lauriello lawsuit seeks approximately $3.2 billion in compensatory damages plus other non-specified damages based on allegations that the amount of insurance coverage available for the settled lawsuits was misrepresented and suppressed. A similar lawsuit was filed in November 2003 by Frank McArthur, also in Alabama state court, naming as defendants, among other, Caremark and several insurance companies involved in the 1999 settlement. This lawsuit was stayed as a later-filed class action, but McArthur was subsequently allowed to intervene in the Lauriello action. A hearing was held in May 2012 on class certification and adequacy issues, but the court has not yet issued a ruling on these matters.

2.               In August 2009, the Company was notified by the U.S. Federal Trade Commission (“FTC”) that it was conducting a non-public investigation into certain of the Company’s business practices. In March 2010, the Company learned that various State Attorneys General offices and certain other government agencies were conducting a multi-state investigation of the Company regarding issues similar to those being investigated by the FTC. At this time, 28 states, the District of Columbia, and the County of Los Angeles, are known to be participating in this multi-state investigation. In May 2012, a proposed consent order previously entered into between the FTC and the Company became final, and all aspects of the FTC investigation are now officially concluded. The final consent order prohibits the Company from misrepresenting the price or cost of Medicare Part D prescription drugs, or other prices of costs associated with Medicare Part D prescription drug plans. In addition, the Company paid $5 million in consumer redress, to be distributed to impacted RxAmerica Medicare Part D beneficiaries. The final order contains no allegations of antitrust law violations or anti-competitive behavior related to the Company’s business practices or its products or service offerings. With respect to the multi-state investigation, the Company continues to cooperate in this investigation.

3.               In November 2009, a securities class action lawsuit was filed in the United States District Court for the District of Rhode Island purportedly on behalf of purchasers of CVS Caremark Corporation stock between May 5, 2009 and November 4, 2009. The lawsuit names the Company and certain officers as defendants and includes allegations of securities fraud relating to public disclosures made by the Company concerning the PBM business and allegations of insider trading. In addition, a shareholder derivative lawsuit was filed in December 2009 in the same court against the directors and certain officers of the Company. A derivative lawsuit is a lawsuit filed by a shareholder purporting to assert claims on behalf of a corporation against directors and officers of the corporation. This lawsuit, which was stayed pending developments in the related securities class action, includes allegations of, among other things, securities fraud, insider trading and breach of fiduciary duties and further alleges that the Company was damaged by the purchase of stock at allegedly inflated prices under its share repurchase program. In January 2011, both lawsuits were transferred to the United States District Court for the District of New Hampshire. In June 2012, the court granted the Company’s motion to dismiss the securities class action. The plaintiffs subsequently filed a notice of appeal of the court’s ruling on the motion to dismiss. The derivative lawsuit will remain stayed pending the outcome of this appeal of the securities class action.

Part II	Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table presents the total number of shares purchased in the three months ended June 30, 2012, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to the 2011 Repurchase Program.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2012 through April 30, 2012	10,478,625	$ 44.10	10,478,625	$ 1,726,592,805
May 1, 2012 through May 31, 2012	9,250,000	$ 45.16	9,250,000	$ 1,308,858,655
June 1, 2012 through June 30, 2012	6,889,500	$ 44.79	6,889,500	$ 1,000,290,643
Totals	26,618,125	$ 44.65	26,618,125

Part II	Item 6

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

31.1                         Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                         Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                         Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                         Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101                   The following materials from the CVS Caremark Corporation Quarterly Report on Form 10-Q for the three and six months ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related Footnotes to the Condensed Consolidated Financial Statements.

Signatures:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CVS Caremark Corporation

(Registrant)

/s/ David M. Denton

David M. Denton

Executive Vice President and

Chief Financial Officer

August 7, 2012