Form 10-Q
period 2012-09-30
CVS CAREMARK CORP
filed 2012-11-06
CIK 64803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2012

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

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Common Stock, $0.01 par value, issued and outstanding at October 31, 2012:

1,246,692,587 shares

Part I	Item 1

CVS Caremark Corporation

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions, except per share amounts	2012	2011	2012	2011

Net revenues	$30,227	$26,674	$91,739	$78,783
Cost of revenues	24,580	21,496	75,530	63,777
Gross profit	5,647	5,178	16,209	15,006
Operating expenses	3,833	3,594	11,284	10,633
Operating profit	1,814	1,584	4,925	4,373
Interest expense, net	134	155	397	437
Income before income tax provision	1,680	1,429	4,528	3,936
Income tax provision	669	562	1,775	1,547
Income from continuing operations	1,011	867	2,753	2,389
Income (loss) from discontinued operations, net of tax	(5)	—	(7)	5
Net income	1,006	867	2,746	2,394
Net loss attributable to noncontrolling interest	—	1	2	3
Net income attributable to CVS Caremark	$1,006	$868	$2,748	$2,397

Basic earnings per common share:
Income from continuing operations attributable to CVS Caremark	$0.80	$0.65	$2.15	$1.77
Income (loss) from discontinued operations attributable to CVS Caremark	—	—	(0.01)	0.01
Net income attributable to CVS Caremark	$0.80	$0.65	$2.15	$1.78
Weighted average basic common shares outstanding	1,265	1,332	1,281	1,350

Diluted earnings per common share:
Income from continuing operations attributable to CVS Caremark	$0.79	$0.65	$2.14	$1.76
Income (loss) from discontinued operations attributable to CVS Caremark	—	—	(0.01)	0.01
Net income attributable to CVS Caremark	$0.79	$0.65	$2.13	$1.77
Weighted average diluted common shares outstanding	1,274	1,340	1,290	1,356

Dividends declared per common share	$0.1625	$0.1250	$0.4875	$0.3750

See accompanying notes to condensed consolidated financial statements.

CVS Caremark Corporation

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2012	2011	2012	2011

Net income	$1,006	$867	$2,746	$2,394
Other comprehensive income (loss) -
net cash flow hedges, net of income tax	1	1	2	(9)
Comprehensive income	1,007	868	2,748	2,385
Comprehensive loss attributable to noncontrolling interest	—	1	2	3
Comprehensive income attributable to CVS Caremark	$1,007	$869	$2,750	$2,388

See accompanying notes to condensed consolidated financial statements.

CVS Caremark Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

In millions, except per share amounts	September 30, 2012	December 31, 2011
Assets:
Cash and cash equivalents	$1,233	$1,413
Short-term investments	5	5
Accounts receivable, net	6,407	6,047
Inventories	10,487	10,046
Deferred income taxes	535	503
Other current assets	212	580
Total current assets	18,879	18,594
Property and equipment, net	8,369	8,467
Goodwill	26,422	26,458
Intangible assets, net	9,801	9,869
Other assets	1,325	1,155
Total assets	$64,796	$64,543

Liabilities:
Accounts payable	$5,091	$4,370
Claims and discounts payable	3,724	3,487
Accrued expenses	3,618	3,293
Short-term debt	825	750
Current portion of long-term debt	5	56
Total current liabilities	13,263	11,956
Long-term debt	9,210	9,208
Deferred income taxes	3,894	3,853
Other long-term liabilities	1,513	1,445
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest	—	30

Shareholders’ equity:
Preferred stock, par value $0.01: 0.1 share authorized; none issued or outstanding	—	—
Common stock, par value $0.01: 3,200 shares authorized; 1,662 shares issued and 1,246 shares outstanding at September 30, 2012 and 1,640 shares issued and 1,298 shares outstanding at December 31, 2011	17	16
Treasury stock, at cost: 415 shares at September 30, 2012 and 340 shares at December 31, 2011	(15,937)	(11,953)
Shares held in trust: 1 share at September 30, 2012 and 2 shares at December 31, 2011	(31)	(56)
Capital surplus	28,914	28,126
Retained earnings	24,123	22,090
Accumulated other comprehensive loss	(170)	(172)
Total shareholders’ equity	36,916	38,051
Total liabilities and shareholders’ equity	$64,796	$64,543

See accompanying notes to condensed consolidated financial statements.

CVS Caremark Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
In millions	2012	2011
Cash flows from operating activities:
Cash receipts from customers	$84,463	$72,875
Cash paid for inventory and prescriptions dispensed by retail network pharmacies	(67,464)	(55,625)
Cash paid to other suppliers and employees	(10,120)	(10,092)
Interest received	2	3
Interest paid	(411)	(454)
Income taxes paid	(1,530)	(1,672)
Net cash provided by operating activities	4,940	5,035

Cash flows from investing activities:
Purchases of property and equipment	(1,314)	(1,168)
Proceeds from sale-leaseback transactions	427	11
Proceeds from sale of property and equipment	—	1
Acquisitions (net of cash acquired) and other investments	(303)	(1,406)
Purchase of available-for-sale investments	—	(3)
Maturity of available-for-sale investments	—	2
Proceeds from sale of subsidiary	7	—
Net cash used in investing activities	(1,183)	(2,563)

Cash flows from financing activities:
Increase in short-term debt	75	230
Proceeds from issuance of long-term debt	—	1,463
Repayments of long-term debt	(56)	(1,149)
Purchase of noncontrolling interest in subsidiary	(26)	—
Dividends paid	(627)	(508)
Derivative settlements	—	(19)
Proceeds from exercise of stock options	677	341
Excess tax benefits from stock-based compensation	21	12
Repurchase of common stock	(4,001)	(2,553)
Other	—	(9)
Net cash used in financing activities	(3,937)	(2,192)
Net increase (decrease) in cash and cash equivalents	(180)	280
Cash and cash equivalents at beginning of period	1,413	1,427
Cash and cash equivalents at end of period	$1,233	$1,707

Reconciliation of net income to net cash provided by operating activities:
Net income	$2,746	$2,394
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,297	1,172
Stock-based compensation	97	100
Deferred income taxes and other noncash items	87	134
Change in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(296)	(479)
Inventories	(586)	316
Other current assets	425	(173)
Other assets	(142)	(52)
Accounts payable and claims and discounts payable	919	716
Accrued expenses	325	980
Other long-term liabilities	68	(73)
Net cash provided by operating activities	$4,940	$5,035

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

As of September 30, 2012, the carrying value of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximated their fair value due to the short-term nature of these financial instruments. The Company invests in money market funds, commercial paper and time deposits that are classified as cash and cash equivalents within the accompanying condensed consolidated balance sheets, as these funds are highly liquid and readily convertible to known amounts of cash. These investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company’s short-term investments consist of certificates of deposit with initial maturities of greater than three months when purchased. These investments, which are classified within Level 1 of the fair value hierarchy, are carried at historical cost, which approximated fair value at September 30, 2012. The carrying amount and estimated fair value of the Company’s total long-term debt was $9.2 billion and $11.2 billion, respectively, as of September 30, 2012. The fair value of the Company’s long-term debt was estimated based on quoted rates currently offered in active markets for the Company’s debt, which is considered Level 1 of the fair value hierarchy.

Revenue Recognition

Pharmacy Services Segment

The Pharmacy Services Segment sells prescription drugs directly through its mail service pharmacies and indirectly through its retail pharmacy network. The Pharmacy Services Segment recognizes revenue from prescription drugs sold by its mail service pharmacies and under retail pharmacy network contracts where it is the principal using the gross method at the contract prices negotiated with its clients. Net revenues include: (i) the portion of the price the client pays directly to the Pharmacy Services Segment, net of any volume-related or other discounts paid back to the client (see “Drug Discounts” below), (ii) the price paid to the Pharmacy Services Segment by client plan members for mail order prescriptions (“Mail Co-Payments”) and the price paid to retail network pharmacies by client plan members for retail prescriptions (“Retail Co-Payments”), and (iii) administrative fees for retail pharmacy network contracts where the Pharmacy Services Segment is not the principal as discussed below.

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

The Pharmacy Services Segment determines whether it is the principal or agent for its retail pharmacy network transactions on a contract by contract basis. In the majority of its contracts, the Pharmacy Services Segment has determined it is the principal due to it: (i) being the primary obligor in the arrangement, (ii) having latitude in establishing the price, changing the product or performing part of the service, (iii) having discretion in supplier selection, (iv) having involvement in the determination of product or service specifications, and (v) having credit risk. The Pharmacy Services Segment’s obligations under its client contracts for which revenues are reported using the gross method are separate and distinct from its obligations to the third party pharmacies included in its retail pharmacy network contracts. Pursuant to these contracts, the Pharmacy Services Segment is contractually required to pay the third party pharmacies in its retail pharmacy network for products sold, regardless of whether the Pharmacy Services Segment is paid by its clients. The Pharmacy Services Segment’s responsibilities under its client contracts typically include validating eligibility and coverage levels, communicating the prescription price and the co-payments due to the third party retail pharmacy, identifying possible adverse drug interactions for the pharmacist to address with the prescriber prior to dispensing, suggesting clinically appropriate generic alternatives where appropriate and approving the prescription for dispensing. Although the Pharmacy Services Segment does not have credit risk with respect to Retail Co-Payments, management believes that all of the other indicators of gross revenue reporting are present. For contracts under which the Pharmacy Services Segment acts as an agent, revenue is recognized using the net method.

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

Medicare Part D - The Pharmacy Services Segment participates in the Federal Government’s Medicare Part D program as a Prescription Drug Plan (“PDP”). Net revenues include insurance premiums earned by the PDP, which are determined based on the PDP’s annual bid and related contractual arrangements with the Centers for Medicare and Medicaid Services (“CMS”). The insurance premiums include a direct premium paid by CMS and a beneficiary premium, which is the responsibility of the PDP member, but is subsidized by CMS in the case of low-income members. Premiums collected in advance are initially deferred in accrued expenses and are then recognized in net revenues over the period in which members are entitled to receive benefits.

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

See Note 10 for additional information about the revenues of the Company’s business segments.

Noncontrolling Interest

On June 29, 2012, the Company acquired the remaining 40% interest in Generation Health, Inc. from minority shareholders and employee option holders for $26 million and $5 million, respectively, for a total of $31 million.

New Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminated the option to report other comprehensive income and its components in the statement of shareholders’ equity. Instead, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 also required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. In December 2011, the FASB issued ASU 2011-12 Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which indefinitely defers the guidance related to the presentation of reclassification adjustments. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and should be applied retrospectively. The Company elected to report other comprehensive income and its components in a separate statement of comprehensive income beginning in the first quarter of 2012. The adoption of ASU 2011-05 did not have a material effect on the Company’s financial statements.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 allows entities to use a qualitative approach to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If after performing the qualitative assessment an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step goodwill impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 did not have a material effect on the Company’s financial statements. The Company did not elect to use the qualitative approach in its 2012 annual goodwill impairment test.

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 allows entities to use a qualitative approach to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount and recognize an impairment loss, if any, to the extent the carrying value exceeds its fair value. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted. The Company does not expect the adoption of ASU 2012-02 will have a material effect on the Company’s consolidated financial statements.

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

The Company recorded the cumulative effect of these changes in accounting principle as of January 1, 2012. The Company determined that retrospective application for periods prior to 2012 is impracticable, as the period-specific information necessary to value prescription drug inventories in the Retail Pharmacy Segment under the weighted average cost method is unavailable. The Company implemented a new pharmacy cost accounting system to value prescription drug inventory as of January 1, 2012 and calculated the cumulative impact. The effect of these changes in accounting principle as of January 1, 2012 was a decrease in inventories of $146 million, an increase in current deferred income tax assets of $57 million and a decrease in retained earnings of $89 million.

Had the Company not made these changes in accounting principle, for the three and nine months ended September 30, 2012, income from continuing operations and net income attributable to CVS Caremark would have been approximately $6 and $7 million higher, respectively. For the three months ended September 30, 2012, basic and diluted earnings per common share for income from continuing operations attributable to CVS Caremark and net income attributable to CVS Caremark would have been the same as reported. For the nine months ended September 30, 2012, basic earnings per common share for income from continuing operations attributable to CVS Caremark would have been approximately $0.01 higher than reported, and basic earnings per common share for net income attributable to CVS Caremark would have been the same as reported. For the nine months ended September 30, 2012, diluted earnings per common share for income from continuing operations attributable to CVS Caremark would have been the same as reported, and diluted earnings per common share for net income attributable to CVS Caremark would have been approximately $0.01 higher than reported.

Note 3 – Goodwill and Intangible Assets

Goodwill and indefinitely-lived trademarks are not amortized, but are subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate there may be impairment. During the three months ended September 30, 2012, the Company performed its required annual impairment tests and concluded there was no impairment of goodwill or trademarks.

The carrying amount of goodwill was $26.4 billion and $26.5 billion as of September 30, 2012 and December 31, 2011, respectively. Goodwill decreased $36 million during the nine months ended September 30, 2012 primarily due to the finalization of the assessment of the fair value of assets acquired and liabilities assumed related to the acquisition of the Medicare prescription drug plan of Universal American Corp. (“UAM Medicare PDP Business”),

partially offset by an increase in goodwill associated with an immaterial acquisition. Intangible assets with finite useful lives are amortized over their estimated useful life.

The following is a summary of the Company’s intangible assets as of the respective balance sheet dates:

	As of September 30, 2012			As of December 31, 2011
In millions	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks (indefinitely-lived)	$6,398	$—	$6,398	$6,398	$—	$6,398
Customer contracts and relationships and covenants not to compete	5,707	(2,704)	3,003	5,427	(2,386)	3,041
Favorable leases and other	771	(371)	400	769	(339)	430
	$12,876	$(3,075)	$9,801	$12,594	$(2,725)	$9,869

The amortization expense related to finite-lived intangible assets for the three and nine months ended September 30, 2012 was $121 million and $362 million, respectively. The amortization expense related to finite-lived intangible assets for the three and nine months ended September 30, 2011 was $118 million and $338 million, respectively.

Note 4 – Share Repurchase Programs

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

On September 19, 2012, the Company’s Board of Directors authorized a new share repurchase program for up to $6.0 billion of outstanding common stock (the “2012 Repurchase Program”). The share repurchase authorization, which was effective immediately, permits the Company to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase transactions, and/or other derivative transactions. The 2012 Repurchase Program may be modified or terminated by the Board of Directors at any time.

Pursuant to the authorizations under the 2011 and 2012 Repurchase Programs, on September 19, 2012, the Company entered into a $1.2 billion fixed dollar accelerated share repurchase (“ASR”) agreement with Barclays Bank PLC (“Barclays”). Upon payment of the $1.2 billion purchase price on September 20, 2012, the Company received a number of shares of its common stock equal to 50% of the $1.2 billion notional amount of the ASR agreement or approximately 12.6 million shares at a price of $47.71 per share. At the conclusion of the ASR program, the Company may receive additional shares equal to the remaining 50% of the $1.2 billion notional amount (approximately 12.6 million shares as of September 30, 2012). The ultimate number of shares the Company may receive will fluctuate based on changes in the daily volume-weighted average price of the Company’s stock over a period beginning on September 20, 2012 and ending on or before December 28, 2012. If the mean daily volume-weighted average price of the Company’s common stock, less a discount (the “forward price”), during the ASR program falls below $47.71 per share, the Company will receive a higher number of shares from Barclays. If the forward price rises above $47.71 per share, the Company will either receive fewer shares from Barclays or, potentially have an obligation to Barclays which, at the Company’s option, could be settled in additional cash or by issuing shares. Under the terms of the contract, the maximum number of shares that could be received or delivered is 50.6 million. As of September 30, 2012, based on the mean daily volume-weighted average price of the Company’s common stock since September 20, 2012, Barclays would be required to deliver approximately 12.6 million shares to the Company. These shares were not included in the calculation of diluted weighted-average common shares outstanding during the period because their effect was antidilutive.

The ASR agreement is accounted for as an initial treasury stock transaction and a forward contract. The forward contract is classified as an equity instrument. The initial repurchase of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted net income per share.

During the three and nine months ended September 30, 2012, the Company repurchased an aggregate of 30.1 million and 74.8 million shares of common stock for approximately $2.0 billion and $4.0 billion, respectively, pursuant to the 2011 and 2012 Repurchase Programs. As of September 30, 2012, the 2011 Repurchase Program was substantially complete and there remained approximately $5.0 billion available for future repurchases under the 2012 Repurchase Program.

Note 5 – Stock-Based Compensation

Compensation expense related to stock options for the three and nine months ended September 30, 2012 totaled $25 million and $76 million, respectively, compared to $28 million and $83 million for the three and nine months ended September 30, 2011, respectively. Compensation expense related to restricted stock awards for the three and nine months ended September 30, 2012 totaled $8 million and $21 million, respectively, compared to $6 million and $16 million for the three and nine months ended September 30, 2011, respectively. During the nine months ended September 30, 2012, the Company granted 9 million stock options with a weighted average fair value of $11.11 and a weighted average exercise price of $44.99. The Company had 46 million stock options outstanding as of September 30, 2012 with a weighted average exercise price of $36.06 and a weighted average contractual term of 4.27 years.

Note 6 – Sale-Leaseback Transactions

The Company finances a portion of its store development program through sale-leaseback transactions. The properties are generally sold at net book value, which approximates fair value, and the resulting leases typically qualify and are accounted for as operating leases. The Company does not have any retained or contingent interests in the stores and does not provide any guarantees, other than a guarantee of lease payments, in connection with the sale-leaseback transactions. Proceeds from sale-leaseback transactions totaled $427 million and $11 million for the nine months ended September 30, 2012 and 2011, respectively.

Note 7 – Interest Expense

The following are the components of net interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2012	2011	2012	2011

Interest expense	$135	$156	$399	$440
Interest income	(1)	(1)	(2)	(3)
Interest expense, net	$134	$155	$397	$437

Note 8 – Discontinued Operations

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

Below is a summary of the results of discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2012	2011	2012	2011

Net revenues of TheraCom	$—	$181	$—	$582

Income from operations of TheraCom	$—	$4	$—	$16
Loss on disposal of Linens ‘n Things	(8)	(4)	(11)	(8)
Income tax benefit (provision)	3	—	4	(3)
Income (loss) from discontinued operations, net of tax	$(5)	$—	$(7)	$5

Note 9 – Earnings Per Share

Basic earnings per common share attributable to CVS Caremark is computed by dividing: (i) net income attributable to CVS Caremark by (ii) the weighted average number of common shares outstanding in the period (the “Basic Shares”).

Diluted earnings per common share attributable to CVS Caremark is computed by dividing: (i) net income attributable to CVS Caremark by (ii) Basic Shares plus the additional shares that would be issued assuming that all dilutive stock awards are exercised. Options to purchase approximately 7.9 million and 5.1 million shares of common stock were outstanding, but were not included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2012, respectively, because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. For the same reason, options to purchase approximately 34.1 million and 40.9 million shares of common stock were outstanding, but were not included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2011, respectively.

The following is a reconciliation of basic and diluted earnings per common share for the respective periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions, except per share amounts	2012	2011	2012	2011
Numerators for earnings per common share calculations:
Income from continuing operations	$1,011	$867	$2,753	$2,389
Net loss attributable to noncontrolling interest	—	1	2	3
Income from continuing operations attributable to CVS Caremark	1,011	868	2,755	2,392
Income (loss) from discontinued operations, net of tax	(5)	—	(7)	5
Net income attributable to CVS Caremark, basic and diluted	$1,006	$868	$2,748	$2,397

Denominators for earnings per common share calculations:
Weighted average common shares, basic	1,265	1,332	1,281	1,350
Effect of dilutive securities:
Stock options	8	6	8	5
Restricted stock units	1	2	1	1
Weighted average common shares, diluted	1,274	1,340	1,290	1,356
Basic earnings per common share:
Income from continuing operations attributable to CVS Caremark	$0.80	$0.65	$2.15	$1.77
Income (loss) from discontinued operations attributable to CVS Caremark	—	—	(0.01)	0.01
Net income attributable to CVS Caremark	$0.80	$0.65	$2.15	$1.78
Diluted earnings per common share:
Income from continuing operations attributable to CVS Caremark	$0.79	$0.65	$2.14	$1.76
Income (loss) from discontinued operations attributable to CVS Caremark	—	—	(0.01)	0.01
Net income attributable to CVS Caremark	$0.79	$0.65	$2.13	$1.77

Note 10 – Segment Reporting

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

The Pharmacy Services Segment provides a full range of pharmacy benefit management (“PBM”) services including mail order and specialty pharmacy services, plan design and administration, formulary management, discounted drug purchase arrangements, Medicare Part D services, retail pharmacy network management services, prescription management systems, clinical services, disease management services and pharmacogenomics. The Company’s customers are primarily employers, insurance companies, unions, government employee groups, managed care organizations, other sponsors of health benefit plans and individuals throughout the United States. In addition, through the Company’s SilverScript Insurance Company and Pennsylvania Life Insurance Company subsidiaries, the Company is a national provider of drug benefits to eligible beneficiaries under the Federal Government’s Medicare Part D program. The Pharmacy Services business operates under the CVS Caremark® Pharmacy Services, Caremark®, CVS Caremark®, CarePlus CVS/pharmacy®, CarePlus™, RxAmerica® and Accordant® names. As of September 30, 2012, the Pharmacy Services Segment operated 31 retail specialty pharmacy stores, 12 specialty mail order pharmacies and six mail service pharmacies located in 22 states, Puerto Rico and the District of Columbia.

The Retail Pharmacy Segment sells prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, photo finishing, seasonal merchandise, greeting cards and convenience foods through the Company’s CVS/pharmacy and Longs Drugs retail stores and online through CVS.com. As of September 30, 2012, the Retail Pharmacy Segment included 7,423 retail drugstores (of which 7,359 operated a pharmacy), 28 onsite pharmacies, 609 retail health care clinics, and the online retail website, CVS.com. The retail drugstores are located in 41 states, Puerto Rico and the District of Columbia. The retail health care clinics operate under the MinuteClinic® name, and 602 are located within CVS/pharmacy stores. MinuteClinics utilize nationally recognized medical protocols to diagnose and treat minor health conditions, perform health screenings, monitor chronic conditions and deliver vaccinations. The clinics are staffed by board-certified nurse practitioners and physician assistants who provide access to affordable care without appointment.

The Corporate Segment provides management and administrative services to support the Company. The Corporate Segment consists of certain aspects of our executive management, corporate relations, legal, compliance, human resources, corporate information technology and finance departments.

In millions	Pharmacy Services Segment(1)	Retail Pharmacy Segment	Corporate Segment	Intersegment Eliminations(2)	Consolidated Totals

Three Months Ended
September 30, 2012:
Net revenues	$18,079	$15,504	$—	$(3,356)	$30,227
Gross profit	1,081	4,672	—	(106)	5,647
Operating profit (loss)	784	1,305	(169)	(106)	1,814
September 30, 2011:
Net revenues	14,798	14,693	—	(2,817)	26,674
Gross profit	914	4,306	—	(42)	5,178
Operating profit (loss)	657	1,123	(154)	(42)	1,584
Nine Months Ended
September 30, 2012:
Net revenues	54,802	47,373	—	(10,436)	91,739
Gross profit	2,474	14,014	—	(279)	16,209
Operating profit (loss)	1,644	4,071	(511)	(279)	4,925
September 30, 2011:
Net revenues	43,000	44,106	—	(8,323)	78,783
Gross profit	2,263	12,860	—	(117)	15,006
Operating profit (loss)	1,496	3,459	(465)	(117)	4,373
Total assets:
September 30, 2012	35,565	28,614	1,282	(665)	64,796
December 31, 2011	35,704	28,323	1,121	(605)	64,543
Goodwill:
September 30, 2012	19,621	6,801	—	—	26,422
December 31, 2011	19,657	6,801	—	—	26,458

(1)          Net revenues of the Pharmacy Services Segment include approximately $2.0 billion and $1.9 billion of retail co-payments for the three months ended September 30, 2012 and 2011, respectively, as well as $6.4 billion and $6.0 billion of retail co-payments for the nine months ended September 30, 2012 and 2011, respectively.

(2)          Intersegment eliminations relate to two types of transactions: (i) Intersegment revenues that occur when Pharmacy Services Segment customers use Retail Pharmacy Segment stores to purchase covered products. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue on a standalone basis, and (ii) Intersegment revenues, gross profit and operating profit that occur when Pharmacy Services Segment customers, through the Company’s intersegment activities (such as the Maintenance Choice program), elect to pick-up their maintenance prescriptions at Retail Pharmacy Segment stores instead of receiving them through the mail. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue, gross profit and operating profit on a standalone basis. Beginning in the fourth quarter of 2011, the Maintenance Choice eliminations reflect all discounts available for the purchase of mail order prescription drugs. The following amounts are eliminated in consolidation in connection with the item (ii) intersegment activity: net revenues of $841 million and $657 million for the three months ended September 30, 2012 and 2011, respectively, and $2.5 billion and $1.8 billion for the nine months ended September 30, 2012 and 2011, respectively; gross profit and operating profit of $106 million and $42 million for the three months ended September 30, 2012 and 2011, respectively, and $279 million and $117 million for the nine months ended September 30, 2012 and 2011, respectively.

Note 11 – Commitments and Contingencies

Lease Guarantees

Between 1991 and 1997, the Company sold or spun off a number of subsidiaries, including Bob’s Stores, Linens ‘n Things, Marshalls, Kay-Bee Toys, Wilsons, This End Up and Footstar. In many cases, when a former subsidiary leased a store, the Company provided a guarantee of the store’s lease obligations. When the subsidiaries were disposed of, the Company’s guarantees remained in place, although each initial purchaser has indemnified the Company for any lease obligations the Company was required to satisfy. If any of the purchasers or any of the former subsidiaries were to become insolvent and failed to make the required payments under a store lease, the Company could be required to satisfy these obligations. As of September 30, 2012, the Company guaranteed approximately 77 such store leases (excluding the lease guarantees related to Linens ‘n Things, which are discussed in Note 8), with the maximum remaining lease term extending through 2022. Management believes the ultimate disposition of any of the remaining guarantees will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or future cash flows.

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

Our contingencies are subject to significant uncertainties, including, among other factors: (i) the procedural status of pending matters; (ii) whether class action status is sought and certified; (iii) whether asserted claims or allegations will survive dispositive motion practice; (iv) the extent of potential damages, fines or penalties, which are often unspecified or indeterminate; (v) the impact of discovery on the legal process; (vi) whether novel or unsettled legal theories are at issue; (vii) the settlement posture of the parties, and/or (viii) in the case of certain government agency investigations, whether a sealed qui tam lawsuit (“whistleblower” action) has been filed and whether the government agency makes a decision to intervene in the lawsuit following investigation.

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

Caremark was named in a putative class action lawsuit filed in October 2003 in Alabama state court by John Lauriello, purportedly on behalf of participants in the 1999 settlement of various securities class action and derivative lawsuits against Caremark and others. Other defendants include insurance companies that provided coverage to Caremark with respect to the settled lawsuits. The Lauriello lawsuit seeks approximately $3.2 billion in compensatory damages plus other non-specified damages based on allegations that the amount of insurance coverage available for the settled lawsuits was misrepresented and suppressed. A similar lawsuit was filed in November 2003 by Frank McArthur, also in Alabama state court, naming as defendants, among others, Caremark and several insurance companies involved in the 1999 settlement. This lawsuit was stayed as a later-filed class action, but McArthur was subsequently allowed to intervene in the Lauriello action. Following the close of class discovery, the trial court entered an Order on August 15, 2012 that granted the plaintiffs’ motion to certify a class pursuant to Alabama Rule of Civil Procedures 23(b)(3) but denied their request that the class also be certified pursuant to Rule 23(b)(1). In addition, the August 15, 2012 Order appointed class representatives and class counsel. The defendants have filed a notice of appeal with the Alabama Supreme Court and the plaintiffs have filed a notice of cross-appeal. The proceedings in the trial court are stayed by statute pending a decision on the appeal and cross-appeal by the Alabama Supreme Court.

Various lawsuits have been filed alleging that Caremark has violated applicable antitrust laws in establishing and maintaining retail pharmacy networks for client health plans. In August 2003, Bellevue Drug Co., Robert Schreiber, Inc. d/b/a Burns Pharmacy and Rehn-Huerbinger Drug Co. d/b/a Parkway Drugs #4, together with Pharmacy Freedom Fund and the National Community Pharmacists Association filed a putative class action against Caremark in Pennsylvania federal court, seeking treble damages and injunctive relief. This case was initially sent to arbitration based on the contract terms between the pharmacies and Caremark. In October 2003, two independent pharmacies, North Jackson Pharmacy, Inc. and C&C, Inc. d/b/a Big C Discount Drugs, Inc., filed a putative class action complaint in Alabama federal court against Caremark and two PBM competitors, seeking treble damages and injunctive relief. The North Jackson Pharmacy case against two of the Caremark entities named as defendants was transferred to Illinois federal court, and the case against a separate Caremark entity was sent to arbitration based on contract terms between the pharmacies and Caremark. The Bellevue arbitration was then stayed by the parties pending developments in the North Jackson Pharmacy court case. In August 2006, the Bellevue case and the North Jackson Pharmacy case were both transferred to Pennsylvania federal court by the Judicial Panel on Multidistrict Litigation for coordinated and consolidated proceedings with other cases before the panel, including cases against other PBMs. Caremark appealed the decision which vacated an order compelling arbitration and staying the proceedings in the Bellevue case and, following the appeal, the Court of Appeals reinstated the order compelling arbitration of the Bellevue case. Plaintiffs in the Bellevue case dismissed their lawsuit in federal court and determined not to seek arbitration and pursued an appeal to the Court of Appeals of the district court ruling compelling arbitration. Accordingly, the parties are awaiting a ruling from the Third Circuit. Motions for class certification in the coordinated cases within the multidistrict litigation, including the North Jackson Pharmacy case, remain pending, and the court has permitted certain additional class discovery and briefing. The consolidated action is now known as the In Re Pharmacy Benefit Managers Antitrust Litigation.

In March 2009, the Company received a subpoena from the OIG requesting information concerning the Medicare Part D prescription drug plans of RxAmerica, the PBM subsidiary of Longs Drug Stores Corporation which was acquired by the Company in October 2008. In October, 2012, RxAmerica reached a settlement with the OIG to pay $5.25 million, plus costs and other fees, to resolve issues related to RxAmerica’s 2007 and 2008 submission of pricing data for use in estimating certain generic drug prices on the CMS Plan Finder website tool. The Company’s legal accruals at September 30, 2012 related to this matter were sufficient to cover the settlement payment.

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

The Company received a subpoena from the SEC in February 2011 and has subsequently received additional subpoenas, requesting, among other corporate records, information relating to public disclosures made by the Company during 2009, and information concerning ownership and transactions in the Company’s securities by certain officers and employees of the Company during 2009. The Company has been providing documents and other information in response to these requests for information.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

CVS Caremark Corporation:

We have reviewed the condensed consolidated balance sheet of CVS Caremark Corporation (the Company) as of September 30, 2012, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2012 and 2011, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2012 and 2011. These financial statements are the responsibility of the Company’s management.

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

November 6, 2012
Boston, Massachusetts

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of Our Business

CVS Caremark Corporation (“CVS Caremark”, the “Company”, “we” or “us”), together with its subsidiaries, is the largest pharmacy health care provider in the United States. We are uniquely positioned to deliver significant benefits to health plan sponsors through effective cost management solutions and innovative programs that engage plan members and promote healthier and more cost-effective behaviors. Our integrated pharmacy services model enhances our ability to offer plan members and consumers expanded choice, greater access and more personalized services to help them on their path to better health. We effectively manage pharmaceutical costs and improve health care outcomes through our pharmacy benefit management, mail order and specialty pharmacy division, CVS Caremark® Pharmacy Services (“Caremark”); our 7,423 CVS/pharmacy® retail stores; our retail-based health clinic subsidiary, MinuteClinic®; and our online retail pharmacy, CVS.com®.

We currently have three segments: Pharmacy Services, Retail Pharmacy and Corporate.

Pharmacy Services Segment

Our Pharmacy Services business provides a full range of PBM services, including mail order and specialty pharmacy services, plan design and administration, formulary management, discounted drug purchase arrangements, Medicare Part D services, retail pharmacy network management services, prescription management systems, clinical services, disease management services and pharmacogenomics. Our clients are primarily employers, insurance companies, unions, government employee groups, managed care organizations and other sponsors of health benefit plans and individuals throughout the United States. As a pharmacy benefits manager, we manage the dispensing of pharmaceuticals through our mail order pharmacies and national network of approximately 67,000 retail pharmacies (which includes our CVS/pharmacy stores) to eligible members in the benefit plans maintained by our clients and utilize our information systems to perform, among other things, safety checks, drug interaction screenings and brand to generic substitutions.

Our specialty pharmacies support individuals that require complex and expensive drug therapies. Our specialty pharmacy business includes mail order and retail specialty pharmacies that operate under the CVS Caremark® and CarePlus CVS/pharmacy® names. We also provide health management programs, which include integrated disease management for 17 conditions, through our Accordant® health management offering. In addition, through our SilverScript Insurance Company and Pennsylvania Life Insurance Company subsidiaries, we are a national provider of drug benefits to eligible beneficiaries under the Federal Government’s Medicare Part D program. The Pharmacy Services Segment operates under the CVS Caremark® Pharmacy Services, Caremark®, CVS Caremark®, CarePlus CVS/pharmacy®, CarePlus™, RxAmerica® and Accordant® names. As of September 30, 2012, the Pharmacy Services Segment operated 31 retail specialty pharmacy stores, 12 specialty mail order pharmacies and six mail service pharmacies located in 22 states, Puerto Rico and the District of Columbia.

Retail Pharmacy Segment

Our Retail Pharmacy Segment sells prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, photo finishing, seasonal merchandise, greeting cards and convenience foods through our CVS/pharmacy and Longs Drugs® retail stores and online through CVS.com. Our Retail Pharmacy Segment derives the majority of its revenues through the sale of prescription drugs, which are dispensed by our more than 23,000 retail pharmacists. Our Retail Pharmacy Segment also provides health care services through our MinuteClinic health care clinics. MinuteClinics are staffed by nurse practitioners and physician assistants who utilize nationally recognized protocols to diagnose and treat minor health conditions, perform health screenings, monitor chronic conditions, and deliver vaccinations. As of September 30, 2012, our Retail Pharmacy Segment included 7,423 retail drugstores (of which 7,359 operated a pharmacy) located in 41 states, the District of Columbia, and Puerto Rico operating primarily under the CVS/pharmacy® or Longs Drugs® names, 28 onsite pharmacies and 609 retail health care clinics operating under the MinuteClinic® name (of which 602 were located in CVS/pharmacy stores), and our online retail website, CVS.com.

Corporate Segment

The Corporate Segment provides management and administrative services to support the Company. The Corporate Segment consists of certain aspects of our executive management, corporate relations, legal, compliance, human resources, corporate information technology and finance departments.

Results of Operations

The following discussion explains the material changes in our results of operations for the three and nine months ended September 30, 2012 and 2011, and the significant developments affecting our financial condition since December 31, 2011. We strongly recommend that you read our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”) along with this report.

Summary of the Condensed Consolidated Financial Results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2012	2011	2012	2011

Net revenues	$30,227	$26,674	$91,739	$78,783
Cost of revenues	24,580	21,496	75,530	63,777
Gross profit	5,647	5,178	16,209	15,006
Operating expenses	3,833	3,594	11,284	10,633
Operating profit	1,814	1,584	4,925	4,373
Interest expense, net	134	155	397	437
Income before income tax provision	1,680	1,429	4,528	3,936
Income tax provision	669	562	1,775	1,547
Income from continuing operations	1,011	867	2,753	2,389
Income (loss) from discontinued operations, net of tax	(5)	—	(7)	5
Net income	1,006	867	2,746	2,394
Net loss attributable to noncontrolling interest	—	1	2	3
Net income attributable to CVS Caremark	$1,006	$868	$2,748	$2,397

Net Revenues

Net revenues increased $3.6 billion, or 13.3% and $13.0 billion, or 16.4% in the three and nine months ended September 30, 2012, respectively, as compared to the prior year periods. Net revenues in the periods were positively impacted from the Pharmacy Services Segment by new PBM client starts, drug cost inflation and growth of our Medicare Part D program, as well as positive same store and new store sales in our Retail Pharmacy Segment.

Please see the section entitled “Segment Analysis” below for additional information regarding net revenues.

Gross Profit

Gross profit dollars increased $469 million and $1.2 billion in the three and nine months ended September 30, 2012, respectively, as compared to the prior year periods. Gross profit as a percentage of net revenues decreased approximately 70 basis points to 18.7% and 140 basis points to 17.7% in the three and nine months ended September 30, 2012, respectively, as compared to the prior year periods. The decline in gross profit as a percent of net revenues was driven by the increased weighting towards the Pharmacy Services Segment whose gross profit margin tends to be lower than that of the Retail Pharmacy Segment.

Please see the section entitled “Segment Analysis” below for additional information regarding gross profit.

Operating Expenses

Operating expenses increased $239 million, or 6.6% and $651 million, or 6.1% in the three and nine months ended September 30, 2012, respectively, as compared to the prior year periods. Operating expenses as a percent of net revenues decreased approximately 80 basis points to 12.7% and 120 basis points to 12.3% in the three and nine months ended September 30, 2012 as compared to 13.5% in both of the prior year periods. Operating expenses as a percentage of net revenues decreased due to expense leverage from same store sales growth and expense control initiatives. The increase in operating expense dollars in the three and nine months ended September 30, 2012 was primarily due to incremental store operating costs associated with the increase in sales volume in our stores and a higher store count.

Please see the section entitled “Segment Analysis” below for additional information regarding operating expenses.

Interest Expense, net

Interest expense, net decreased $21 million and $40 million in the three and nine months ended September 30, 2012, respectively, as compared to the prior year periods. This decrease resulted from lower average borrowings during the three and nine months ended September 30, 2012.

For additional information on our financing activities, please see the “Liquidity and Capital Resources” section later in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Income Tax Provision

Our effective income tax rate was 39.8% and 39.2% for the three and nine months ended September 30, 2012, respectively, compared to 39.3% for both the three and nine months ended September 30, 2011. The increase in the effective income tax rate for the three months ended September 30, 2012 is primarily related to an increase in reserves for uncertain state income tax positions.

Income (Loss) from Discontinued Operations

The loss from discontinued operations for the three months ended September 30, 2012 consisted of $5 million ($8 million, net of a $3 million income tax benefit) of lease-related costs associated with guarantees of store lease obligations of Linens ‘n Things, a former subsidiary of the Company that became insolvent subsequent to its disposition. Income (loss) from discontinued operations for the three months ended September 30, 2011 consisted of $3 million ($4 million, net of a $1 million income tax expense) of income related to the operations of our TheraCom subsidiary, offset by $3 million ($4 million, net of a $1 million income tax benefit) of lease-related costs related to Linens ‘n Things lease guarantees.

The loss from discontinued operations for the nine months ended September 30, 2012 consisted of $7 million ($11 million, net of a $4 million income tax benefit) of lease-related costs, compared to income of $10 million ($16 million, net of a $6 million income tax expense) related to the operations of our TheraCom subsidiary, partially offset by $5 million ($8 million, net of a $3 million income tax benefit) of lease-related costs related to Linens ‘n Things lease guarantees in the prior year period. The decrease in the income from discontinued operations is primarily related to the sale of our TheraCom subsidiary in November 2011.

See Notes 8 and 11 to the condensed consolidated financial statements for additional information about our lease guarantees.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest represents the minority shareholders’ portion of the net loss from our majority owned subsidiary, Generation Health, Inc. The net loss attributable to noncontrolling interest for the nine months ended September 30, 2012 was approximately $2 million, as compared to the three and nine months ended September 30, 2011 of approximately $1 million and $3 million, respectively. The Company purchased the remaining interest in Generation Health, Inc. on June 29, 2012. As a result, there was no longer a noncontrolling interest in Generation Health, Inc. for the three months ended September 30, 2012.

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

In millions	Pharmacy Services Segment(1)	Retail Pharmacy Segment	Corporate Segment	Intersegment Eliminations(2)	Consolidated Totals
Three Months Ended
September 30, 2012:
Net revenues	$ 18,079	$ 15,504	$ —	$ (3,356)	$30,227
Gross profit	1,081	4,672	—	(106)	5,647
Operating profit (loss)	784	1,305	(169)	(106)	1,814
September 30, 2011:
Net revenues	14,798	14,693	—	(2,817)	26,674
Gross profit	914	4,306	—	(42)	5,178
Operating profit (loss)	657	1,123	(154)	(42)	1,584
Nine Months Ended
September 30, 2012:
Net revenues	54,802	47,373	—	(10,436)	91,739
Gross profit	2,474	14,014	—	(279)	16,209
Operating profit (loss)	1,644	4,071	(511)	(279)	4,925
September 30, 2011:
Net revenues	43,000	44,106	—	(8,323)	78,783
Gross profit	2,263	12,860	—	(117)	15,006
Operating profit (loss)	1,496	3,459	(465)	(117)	4,373

(1)          Net revenues of the Pharmacy Services Segment includes approximately $2.0 billion and $1.9 billion of retail co-payments for the three months ended September 30, 2012 and 2011, respectively, as well as $6.4 billion and $6.0 billion of retail co-payments for the nine months ended September 30, 2012 and 2011, respectively.

(2)          Intersegment eliminations relate to two types of transactions: (i) Intersegment revenues that occur when Pharmacy Services Segment customers use Retail Pharmacy Segment stores to purchase covered products. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue on a standalone basis, and (ii) Intersegment revenues, gross profit and operating profit that occur when Pharmacy Services Segment customers, through the Company’s intersegment activities (such as the Maintenance Choice program), elect to pick-up their maintenance prescriptions at Retail Pharmacy Segment stores instead of receiving them through the mail. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue, gross profit and operating profit on a standalone basis. Beginning in the fourth quarter of 2011, the Maintenance Choice eliminations reflect all discounts available for the purchase of mail order prescription drugs. The following amounts are eliminated in consolidation in connection with the item (ii) intersegment activity: net revenues of $841 million and $657 million for the three months ended September 30, 2012 and 2011, respectively, and $2.5 billion and $1.8 billion for the nine months ended September 30, 2012 and 2011, respectively; gross profit and operating profit of $106 million and $42 million for the three months ended September 30, 2012 and 2011, respectively, and $279 million and $117 million for the nine months ended September 30, 2012 and 2011, respectively.

Pharmacy Services Segment

The following table summarizes our Pharmacy Services Segment’s performance for the respective periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2012	2011	2012	2011

Net revenues	$ 18,079	$ 14,798	$ 54,802	$ 43,000
Gross profit	1,081	914	2,474	2,263
Gross profit % of net revenues	6.0%	6.2%	4.5%	5.3%
Operating expenses	297	257	830	767
Operating expense % of net revenues	1.6%	1.7%	1.5%	1.8%
Operating profit	784	657	1,644	1,496
Operating profit % of net revenues	4.3%	4.4%	3.0%	3.5%

Net revenues(1):
Mail choice(2)	$ 5,675	$ 4,741	$ 17,084	$ 13,715
Pharmacy network(3)	12,363	10,003	37,573	29,116
Other	41	54	145	169
Pharmacy claims processed(1):
Total	217.4	196.7	654.6	563.7
Mail choice(2)	20.4	17.5	61.3	52.8
Pharmacy network(3)	197.0	179.2	593.3	510.9
Generic dispensing rate(1):
Total	79.3%	74.3%	78.0%	74.0%
Mail choice(2)	73.1%	65.0%	71.1%	64.4%
Pharmacy network(3)	79.9%	75.3%	78.6%	75.0%
Mail choice penetration rate	22.9%	21.8%	22.9%	22.8%

(1)          Pharmacy network net revenues, claims processed and generic dispensing rates do not include Maintenance Choice, which are included within the mail choice category.

(2)          Mail choice is defined as claims filled at a Pharmacy Services’ mail facility, which includes specialty mail claims, as well as 90-day claims filled at retail pharmacies under the Maintenance Choice program.

(3)          Pharmacy network is defined as claims filled at retail pharmacies, including our retail drugstores.

Net Revenues

Net revenues increased $3.3 billion, or 22.2%, to $18.1 billion in the three months ended September 30, 2012, as compared to the prior year period. As you review our Pharmacy Services Segment’s performance in this area, we believe you should consider the following important information that impacted the three month period ended September 30, 2012:

•                  Our mail choice claims processed increased 16.3% to 20.4 million claims in the three months ended September 30, 2012, compared to 17.5 million claims in the prior year period. The increase in mail choice claim volume was primarily due to a significant number of 2012 new client starts, as well as increased claims associated with the continuing client adoption of our Maintenance Choice program.

•                  Our average revenue per mail choice claim increased by 3.0%, compared to the prior year period. This increase was primarily due to drug cost inflation particularly in our specialty business.

•                  Our mail choice generic dispensing rate increased to 73.1% in the three months ended September 30, 2012, compared to 65.0% in the prior year period. This increase was primarily due to new generic prescription drug introductions, as well as our continuous effort to encourage plan members to use clinically appropriate generic prescription drugs when they are available.

•                  Our pharmacy network claims processed increased 10.0% to 197.0 million claims in the three months ended September 30, 2012, compared to 179.2 million claims in the prior year period. The increase in the pharmacy network claim volume was primarily due to a large number of 2012 new client starts, as well as higher claims activity associated with our Medicare Part D program.

•                  Our average revenue per pharmacy network claim processed increased 12.4%, as compared to the prior year period. This increase was primarily due to drug cost inflation partially offset by increases in the generic dispensing rate.

•                  Our pharmacy network generic dispensing rate increased to 79.9% in the three months ended September 30, 2012, compared to 75.3% in the prior year period. This increase was primarily due to new generic prescription drug introductions, as well as our continuous effort to encourage plan members to use clinically appropriate generic prescription drugs when they are available.

Net revenues increased $11.8 billion, or 27.4%, to $54.8 billion in the nine months ended September 30, 2012, as compared to the prior year period. The increase in net revenues was primarily due to our acquisition of the UAM Medicare PDP Business completed at the end of April 2011, 2012 new client starts and drug cost inflation. As you review our Pharmacy Services Segment’s performance in this area, we believe you should consider the following important information that impacted the nine month period ended September 30, 2012:

•                  Our mail choice claims processed increased 16.1% to 61.3 million claims in the nine months ended September 30, 2012, compared to 52.8 million claims in the prior year period. The increase in mail choice claim volume was primarily due to a significant number of 2012 new client starts, as well as increased claims associated with the continuing client adoption of our Maintenance Choice program.

•                  Our average revenue per mail choice claim increased by 7.3%, compared to the prior year period. This increase was primarily due to drug cost inflation, partially offset by increases in the percentage of generic prescription drugs dispensed and changes in client pricing.

•                  Our mail choice generic dispensing rate increased to 71.1% in the nine months ended September 30, 2012, compared to 64.4% in the prior year period. This increase was primarily due to new generic prescription drug introductions and our continuous effort to encourage plan members to use clinically appropriate generic prescription drugs when they are available.

•                  Our pharmacy network claims processed increased 16.1% to 593.3 million claims in the nine months ended September 30, 2012, compared to 510.9 million claims in the prior year period. The increase in the pharmacy network claim volume was primarily due to 2012 new client starts and higher claims activity associated with our Medicare Part D program as a result of our acquisition of the UAM Medicare PDP Business completed at the end of April 2011 and increases in covered lives under our legacy Medicare Part D program.

•                  Our average revenue per pharmacy network claim processed increased 11.1% as compared to the prior year period. This increase was primarily due to drug cost inflation partially offset by increases in the generic dispensing rate.

•                  Our pharmacy network generic dispensing rate increased to 78.6% in the nine months ended September 30, 2012, compared to 75.0% in the prior year period. This increase was primarily due to new generic prescription drug introductions and our continuous effort to encourage plan members to use clinically appropriate generic prescription drugs when they are available.

Gross Profit

Gross profit in our Pharmacy Services Segment includes net revenues less cost of revenues. Cost of revenues includes (i) the cost of pharmaceuticals dispensed, either directly through our mail service and specialty retail pharmacies or indirectly through our retail pharmacy networks, (ii) shipping and handling costs and (iii) the operating costs of our mail service pharmacies, customer service operations and related information technology support.

Gross profit increased $167 million, or 18.3%, to $1.1 billion in the three months ended September 30, 2012, as compared to the prior year period. Gross profit as a percentage of net revenues was 6.0% in the three months ended September 30, 2012, compared to 6.2% in the prior year period. Gross profit increased $211 million, or 9.3%, to $2.5 billion in the nine months ended September 30, 2012, as compared to the prior year period. Gross profit as a percentage of net revenues was 4.5% in the nine months ended September 30, 2012, compared to 5.3% in the prior year period.

The increase in gross profit dollars was primarily due to a significant number of 2012 new client starts, an increase in generic dispensing and drug cost inflation. The decrease in gross profit as a percentage of revenue was driven primarily by client pricing compression, increased payroll and other expenses associated with our mail and specialty operations, and expanding Medicare Part D operations. The increase in expenses associated with our mail operations was the result of the significant number of 2012 new client starts.

As you review our Pharmacy Services Segment’s performance in this area, we believe you should consider the following important information that impacted the three and nine month periods ended September 30, 2012:

•                  Our gross profit dollars and gross profit as a percentage of net revenues continued to be impacted by our efforts to (i) retain existing clients, (ii) obtain new business and (iii) maintain or improve the purchase discounts we received from manufacturers, wholesalers and retail pharmacies. In particular, competitive pressure in the PBM industry has caused us and other PBMs to continue to share with our clients a larger portion of rebates and/or discounts received from pharmaceutical manufacturers. In addition, market dynamics and regulatory changes have impacted our ability to offer plan sponsors pricing that includes retail network “differential” or “spread”. We expect these trends to continue.

•                  Our gross profit as a percentage of revenues benefited from the increase in our total generic dispensing rate, which increased to 79.3% and 78.0% in the three and nine months ended September 30, 2012, respectively, compared to our generic dispensing rate of 74.3% and 74.0% in the prior year periods, respectively. This increase was primarily due to new generic drug introductions and our continued efforts to encourage plan members to use clinically appropriate generic drugs when they are available. We expect these trends to continue, albeit at a slower pace.

Operating Expenses

Operating expenses in our Pharmacy Services Segment include selling, general and administrative expenses, depreciation and amortization related to selling, general and administrative activities and specialty pharmacy store and administrative payroll, employee benefits and occupancy costs.

Operating expenses increased $40.0 million to $297 million, or 1.6% as a percentage of net revenues in the three months ended September 30, 2012, compared to $257 million, or 1.7% as a percentage of net revenues in the prior year period. The increase in operating expense dollars is primarily related to increased costs associated with the expansion of our Medicare Part D business. The decrease in operating expenses as a percentage of net revenues is primarily due to expense leverage from our revenue growth.

Operating expenses increased $62.1 million to $830 million, or 1.5% as a percentage of net revenues in the nine months ended September 30, 2012, compared to $767 million, or 1.8% as a percentage of net revenues in the prior year period. The increase in operating expenses is primarily related to the expansion of our Medicare Part D and specialty businesses, partially offset by disciplined expense management. The decrease in operating expenses as a percentage of net revenues is primarily due to expense leverage from our revenue growth.

Retail Pharmacy Segment

The following table summarizes our Retail Pharmacy Segment’s performance for the respective periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2012	2011	2012	2011

Net revenues	$15,504	$14,693	$47,373	$44,106
Gross profit	4,672	4,306	14,014	12,860
Gross profit % of net revenues	30.1%	29.3%	29.6%	29.2%
Operating expenses	3,367	3,183	9,943	9,401
Operating expense % of net revenues	21.7%	21.7%	21.0%	21.3%
Operating profit	1,305	1,123	4,071	3,459
Operating profit % of net revenues	8.4%	7.6%	8.6%	7.8%

Retail prescriptions filled (90 Day = 1Rx)	176.5	161.0	532.4	488.9
Retail prescriptions filled (90 Day = 3 Rx) (1)	209.8	187.5	628.3	565.5

Net revenue increase:
Total	5.5%	3.8%	7.4%	3.9%
Pharmacy	6.3%	3.6%	8.6%	4.2%
Front store	3.7%	4.2%	4.9%	3.3%
Total prescription volume (90 Day = 1 Rx)	9.6%	2.1%	8.9%	3.5%
Total prescription volume (90 Day = 3 Rx) (1)	11.8%	4.3%	11.0%	5.6%
Same store increase:
Total sales	4.3%	2.3%	6.1%	2.3%
Pharmacy sales	5.3%	2.4%	7.4%	2.8%
Front store sales	2.2%	2.0%	3.2%	1.1%
Prescription volume (90 Day = 1 Rx)	8.7%	1.0%	7.8%	2.3%
Prescription volume (90 Day = 3 Rx) (1)	11.1%	3.1%	10.0%	4.4%
Generic dispensing rate	79.9%	75.7%	79.0%	75.5%
Pharmacy % of total revenues	69.1%	68.5%	69.3%	68.5%
Third party % of pharmacy revenue	97.6%	97.9%	98.0%	97.8%

(1)

Includes the adjustment to convert 90-day prescriptions to the equivalent of three 30-day prescriptions. This adjustment reflects the fact that these prescriptions include approximately three times the amount of product days supplied compared to a normal prescription.

As of September 30, 2012, we operated 7,423 retail drugstores, compared to 7,304 retail drugstores on September 30, 2011.

Net Revenues

Net revenues increased $810 million, or 5.5%, to $15.5 billion in the three months ended September 30, 2012, as compared to the prior year period. This increase was primarily driven by the same store sales increase of 4.3% and net revenues from new stores, which accounted for approximately 100 basis points of our total net revenue percentage increase in the three months ended September 30, 2012. Net revenues increased $3.3 billion, or 7.4%, to $47.4 billion in the nine months ended September 30, 2012, as compared to the prior year period. This increase was primarily driven by the same store sales increase of 6.1% and net revenues from new stores, which accounted for approximately 115 basis points of our total net revenue percentage increase in the nine months ended September 30, 2012.

As you review our Retail Pharmacy Segment’s performance in this area, we believe you should consider the following important information that impacted the three and nine month periods ended September 30, 2012:

•                  Front store same store sales for the period rose by 2.2% and 3.2% for the three and nine month periods ended September 30, 2012, respectively, compared to the prior year periods. Front store same store sales for the nine months ended September 30, 2012 were positively impacted by an additional day as a result of 2012 being a leap year.

•                  Pharmacy same store sales rose 5.3% and 7.4% for the three and nine month periods ended September 30, 2012, respectively, as compared to the prior year periods. The contractual impasse between Express Scripts and Walgreens, our principal PBM and retail pharmacy competitors, respectively, was a significant driver of the increase. Walgreens exited from the Express Scripts network as of January 1, 2012. On July 19, 2012, Express Scripts and Walgreens announced that they entered into a new pharmacy network agreement that became effective on September 15, 2012. As a result of the new agreement, the Company’s future results will be impacted by its ability to retain the additional business gained from the contractual impasse. Please see the “Cautionary Statement Concerning Forward-Looking Statements” section later in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Pharmacy same store sales for the nine months ended September 30, 2012 also benefited from an additional day as a result of 2012 being a leap year.

•                  Pharmacy revenues continue to be negatively impacted by the conversion of brand name drugs to equivalent generic drugs, which typically have a lower selling price. Pharmacy same store sales were negatively impacted by approximately 905 and 565 basis points for the three and nine months ended September 30, 2012, respectively, due to recent generic introductions. In addition, our pharmacy growth has also been adversely affected by the lack of significant new brand name drug introductions and higher consumer co-payments and co-insurance arrangements.

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

Gross profit increased $367 million, or 8.5%, to $4.7 billion in the three months ended September 30, 2012, as compared to the prior year period. Gross profit as a percentage of net revenues increased to 30.1% in the three months ended September 30, 2012, compared to 29.3% in the prior year period. The increase in gross profit dollars was primarily driven by same store sales increases. The increase in gross profit as a percentage of revenue was primarily driven by increased pharmacy margins due to the positive impact of increased generic drugs dispensed, partially offset by continued reimbursement pressure, lower front store margins and the accounting change discussed below. Pharmacy revenues as a percentage of total revenues for the three months ended September 30, 2012 were 69.1%, compared to 68.5% in the prior year period.

Gross profit increased $1.2 billion, or 9.0%, to $14.0 billion in the nine months ended September 30, 2012, as compared to the prior year period. Gross profit as a percentage of net revenues increased to 29.6% in the nine months ended September 30, 2012, compared to 29.2% in the prior year period. The increase in gross profit dollars was primarily driven by same store sales increases. The increase in gross profit as a percentage of revenue was primarily driven by increased pharmacy margins due to the positive impact of increased generic drugs dispensed partially offset by continued reimbursement pressure and lower front store margins. Pharmacy revenues as a percentage of revenues for the nine months ended September 30, 2012 were 69.3%, compared to 68.5% in the prior year period.

As you review our Retail Pharmacy Segment’s performance in this area, we believe you should consider the following important information that impacted the three and nine month periods ended September 30, 2012:

•                  Gross profit was negatively impacted by approximately $10 million and $11 million for the three and nine months ended September 30, 2012, respectively, as a result of the change in inventory accounting methods described in Note 2 to our condensed consolidated financial statements. The impact of this change on gross profit as a percentage of net revenues for the three and nine months ended September 30, 2012 was approximately seven and two basis points, respectively.

•                  Sales to customers covered by third party insurance programs are a significant component of our retail pharmacy business. On average, our gross profit on third party pharmacy revenues is lower than our gross profit on cash pharmacy revenues. Third party revenues were 97.6% and 98.0% in the three and nine months ended September 30, 2012, respectively, compared to 97.9% and 97.8% in the three and nine months ended September 30, 2011.

•                  Our pharmacy gross profit rates have been adversely affected by the efforts of managed care organizations, pharmacy benefit managers and governmental and other third-party payors to reduce their prescription drug costs. We expect this trend to continue, and therefore, we may not be able to sustain our current rate of revenue growth and gross profit dollars could be adversely impacted.

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

Operating expenses increased $186 million to $3.4 billion, or 21.7% as a percentage of net revenues, in the three months ended September 30, 2012, as compared to $3.2 billion, or 21.7% as a percentage of net revenues, in the prior year period. Operating expenses increased $542 million to $9.9 billion, or 21.0% as a percentage of net revenues, in the nine months ended September 30, 2012, as compared to $9.4 billion, or 21.3% as a percentage of net revenues, in the prior year period. Operating expenses as a percentage of net revenues for the three months ended September 30, 2012 was flat. The improvement in operating expenses as a percentage of net revenues for the nine months ended September 30, 2012 was primarily related to expense leverage from our same store sales growth and expense control initiatives.

Corporate Segment

Operating Expenses

Operating expenses in our Corporate Segment include executive management, corporate relations, legal, compliance, human resources, corporate information technology and finance departments. Operating expenses increased $15 million, or 8.3%, to $169 million and $46 million, or 10.2%, to $511 million in the three and nine months ended September 30, 2012, respectively, as compared to the prior year period. The increase in operating expenses was primarily related to higher payroll and benefit costs.

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

Net cash provided by operating activities was $4.9 billion in the nine months ended September 30, 2012, compared to $5.0 billion in the nine months ended September 30, 2011. The $0.1 billion decrease in cash provided by operating activities is primarily due to increases in inventory, offset by improved accounts receivable management, increases in accounts payable, claims and discounts payable and accrued expenses due to the timing of payments.

Net cash used in investing activities was $1.2 billion in the nine months ended September 30, 2012, compared to $2.6 billion in the nine months ended September 30, 2011. The $1.4 billion decrease in cash used in investing activities was primarily due to the $1.3 billion acquisition of the UAM Medicare PDP Business which occurred in April 2011.

Net cash used in financing activities was $3.9 billion in the nine months ended September 30, 2012, compared to net cash used in financing activities of $2.2 billion in the nine months ended September 30, 2011. The $1.7 billion increase in cash used in financing activities was primarily due to a $1.4 billion increase in share repurchases, a $0.2 billion decrease in short-term debt and a $0.1 billion increase in dividends paid.

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

On September 19, 2012, the Company’s Board of Directors authorized a new share repurchase program for up to $6.0 billion of outstanding common stock (the “2012 Repurchase Program”). The share repurchase authorization, which was effective immediately, permits the Company to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase transactions, and/or other derivative transactions. The 2012 Repurchase Program may be modified or terminated by the Board of Directors at any time.

Pursuant to the authorizations under the 2011 and 2012 Repurchase Programs, on September 19, 2012, the Company entered into a $1.2 billion fixed dollar accelerated share repurchase (“ASR”) agreement with Barclays Bank PLC (“Barclays”). Upon payment of the $1.2 billion purchase price on September 20, 2012, the Company received a number of shares of its common stock equal to 50% of the $1.2 billion notional amount of the ASR agreement or approximately 12.6 million shares at a price of $47.71 per share. At the conclusion of the ASR program, the Company may receive additional shares equal to the remaining 50% of the $1.2 billion notional amount (approximately 12.6 million shares as of September 30, 2012). The ultimate number of shares the Company may receive will fluctuate based on changes in the daily volume-weighted average price of the Company’s stock over a period beginning on September 20, 2012 and ending on or before December 28, 2012. If the mean daily volume-weighted average price of the Company’s common stock, less a discount (the “forward price”), during the ASR program falls below $47.71 per share, the Company will receive a higher number of shares from Barclays. If the forward price rises above $47.71 per share, the Company will either receive fewer shares from Barclays or, potentially have an obligation to Barclays which, at the Company’s option, could be settled in additional cash or by issuing shares. Under the terms of the contract, the maximum number of shares that could be received or delivered is 50.6 million. As of September 30, 2012, based on the mean daily volume-weighted average price of the Company’s common stock since September 20, 2012, Barclays would be required to deliver approximately 12.6 million shares to the Company. These shares were not included in the calculation of diluted weighted-average common shares outstanding during the period because their effect was antidilutive.

The ASR agreement is accounted for as an initial treasury stock transaction and a forward contract. The forward contract is classified as an equity instrument. The initial repurchase of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted net income per share.

During the three and nine months ended September 30, 2012, the Company repurchased an aggregate of 30.1 million and 74.8 million shares of common stock for approximately $2.0 billion and $4.0 billion, respectively, pursuant to the 2011 and 2012 Repurchase Programs. As of September 30, 2012, the 2011 Repurchase Program was substantially complete and there remained approximately $5.0 billion available for future repurchases under the 2012 Repurchase Program.

We had $825 million of commercial paper outstanding at a weighted average interest rate of 0.35% as of September 30, 2012. In connection with our commercial paper program, we maintain a $1.0 billion, three-year unsecured back-up credit facility, which expires on May 27, 2013, a $1.25 billion, four-year unsecured back-up credit facility which expires on May 12, 2015 and a $1.25 billion, five-year unsecured back-up credit facility, which expires on February 17, 2017. The credit facilities allow for borrowings at various rates depending on the Company’s public debt ratings and require the Company to pay a weighted average quarterly facility fee of 0.05%, regardless of usage. As of September 30, 2012, the Company had no outstanding borrowings against the back-up credit facilities.

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

As of September 30, 2012, our long-term debt was rated “Baa2” by Moody’s with a positive outlook and “BBB+” by Standard & Poor’s with a stable outlook and our commercial paper program was rated “P-2” by Moody’s and “A-2” by Standard & Poor’s. In assessing our credit strength, we believe that both Moody’s and Standard & Poor’s considered, among other things, our capital structure and financial policies as well as our consolidated balance sheet, our historical acquisition activity and other financial information. Although we currently believe our long-term debt ratings will remain investment grade, we cannot guarantee the future actions of Moody’s and/or Standard & Poor’s. Our debt ratings have a direct impact on our future borrowing costs, access to capital markets and new store operating lease costs.

Off-Balance Sheet Arrangements

In connection with executing operating leases, we provide a guarantee of the lease payments. We also finance a portion of our new store development through sale-leaseback transactions, which involve selling stores to unrelated parties and then leasing the stores back under leases that qualify and are accounted for as operating leases. We do not have any retained or contingent interests in the stores, and we do not provide any guarantees, other than a guarantee of the lease payments, in connection with the transactions. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), such operating leases are not reflected in our condensed consolidated balance sheet. See Note 6 and 11 to our condensed consolidated financial statements for a detailed discussion of these guarantees.

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

During the three months ended September 30, 2012, we performed our required annual impairment tests of goodwill and indefinitely-lived trademarks. The results of the impairment tests indicated that there was no impairment of goodwill or trademarks. The goodwill impairment test resulted in the fair values of our Pharmacy Services and Retail Pharmacy reporting units exceeding their carrying values by a significant margin.

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

•       An extremely competitive business environment, including the uncertain impact of increased consolidation in the PBM industry, uncertainty concerning our ability to secure and maintain competitive pricing and other contract terms from pharmacies participating in our retail pharmacy networks and the willingness of some PBM clients to consider adopting narrow or more restricted retail pharmacy networks.

•       Uncertainty regarding the impact of the new pharmacy network agreement entered into by Express Scripts and Walgreens, including uncertainty relating to the effect on our net revenues, gross profit, marketing and other operating expenses and cash flows over time if we are unable to retain the business we have gained as a result of the Express Scripts and Walgreens contractual impasse.

•       Reform of the U.S. health care system, including ongoing implementation of  the Patient Protection and Affordable Care Act, continuing legislative efforts, regulatory changes and judicial interpretations impacting our health care system and the possibility of shifting political and legislative priorities related to reform of the health care system in the future.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2012, the Company did not have any interest rate, foreign currency exchange rate or commodity derivative instruments in place and believes its exposure to interest rate risk (inherent in the Company’s debt portfolio), foreign currency exchange rate risk and commodity price risk is not material. The Company entered into an accelerated share repurchase agreement on September 19, 2012 which subjects it to some equity price risk. See discussion of the accelerated share repurchase agreement in Note 4 to the condensed consolidated financial statements.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of September 30, 2012, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II	Item 1

Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our 2011Annual Report on Form 10-K. The following discussion is limited to certain recent developments concerning our legal proceedings and should be read in conjunction with those earlier reports.

1.              Caremark was named in a putative class action lawsuit filed in October 2003 in Alabama state court by John Lauriello, purportedly on behalf of participants in the 1999 settlement of various securities class action and derivative lawsuits against Caremark and others. Other defendants include insurance companies that provided coverage to Caremark with respect to the settled lawsuits. The Lauriello lawsuit seeks approximately $3.2 billion in compensatory damages plus other non-specified damages based on allegations that the amount of insurance coverage available for the settled lawsuits was misrepresented and suppressed. A similar lawsuit was filed in November 2003 by Frank McArthur, also in Alabama state court, naming as defendants, among other, Caremark and several insurance companies involved in the 1999 settlement. This lawsuit was stayed as a later-filed class action, but McArthur was subsequently allowed to intervene in the Lauriello action.  Following the close of class discovery, the trail court entered an Order on August 15, 2012 that granted the plaintiffs’ motion to certify a class pursuant to Alabama Rule of Civil Procedures 23(b)(3) but denied their request that the class also be certified pursuant to Rule 23(b)(1). In addition, the August 15, 2012 Order appointed class representatives and class counsel. The defendants have filed a notice of appeal with the Alabama Supreme Court and the plaintiffs have filed a notice of cross-appeal. The proceedings in the trial court are stayed by statute pending a decision on the appeal and cross-appeal by the Alabama Supreme Court.

2.              In March 2009, the Company received a subpoena from the Office of Inspector General (“OIG”) within the U.S. Department of Health and Human Services requesting information concerning the Medicare Part D prescription drug plans of RxAmerica, the PBM subsidiary of Longs Drug Stores Corporation which was acquired by the Company in October 2008. In October, 2012, RxAmerica reached a settlement with the OIG to pay $5.25 million, plus costs and other fees, to resolve issues related to RxAmerica’s 2007 and 2008 submission of pricing data for use in estimating certain generic drug prices on the Centers for Medicare and Medicaid Services Plan Finder website tool.

Part II	Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table presents the total number of shares purchased in the three months ended September 30, 2012, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to the 2011 and 2012 Repurchase Programs. See Note 4 to the condensed consolidated financial statements.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 through July 31, 2012	1,222,600	$ 44.98	1,222,600	$ 945,303,162
August 1, 2012 through August 31, 2012	8,905,940	$ 45.01	8,905,940	$ 544,471,510
September 1, 2012 through September 30, 2012	20,012,315	$ 47.09	20,012,315	$ 4,998,170,756
Totals	30,140,855		30,140,855

Part II	Item 6

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

3.2E*  Certificate of Amendment to the Amended and Restated Certificate of Incorporation [incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 10, 2012 (Commission File No. 001-01011)].

  3.2*    By-laws of the Registrant, as amended and restated [incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated May 10, 2012 (Commission File No. 001-01011)].

15.1     Letter re: Unaudited Interim Financial Information.

31.1     Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2     Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1     Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2     Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        101     The following materials from the CVS Caremark Corporation Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related Footnotes to the Condensed Consolidated Financial Statements.

Signatures:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CVS Caremark Corporation
(Registrant)

/s/ David M. Denton

David M. Denton
Executive Vice President and
Chief Financial Officer
November 6, 2012