Form 10-K
period 2012-12-31
CVS CAREMARK CORP
filed 2013-02-15
CIK 64803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒       Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $59,275,089,023 as of June 30, 2012, based on the closing price of the common stock on the New York Stock Exchange. For purposes of this calculation, only executive officers and directors are deemed to be the affiliates of the registrant.

As of February 8, 2013, the registrant had 1,231,194,296 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Filings made by companies with the Securities and Exchange Commission sometimes “incorporate information by reference.” This means that the company is referring you to information that was previously filed or is to be filed with the SEC, and this information is considered to be part of the filing you are reading. The following materials are incorporated by reference into this Form 10-K:

•                  Portions of our Annual Report to Stockholders for the fiscal year ended December 31, 2012 is incorporated by reference in our response to Items 7, 8 and 9 of Part II.

•                  Information contained in our Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated by reference in our response to Items 10 through 14 of Part III.

PART I

Item 1. Business

Overview

CVS Caremark Corporation (“CVS Caremark”, the “Company”, “we” or “us”), together with its subsidiaries, is the largest integrated pharmacy health care provider in the United States. We are uniquely positioned to deliver significant benefits to health plan sponsors through effective cost management solutions and innovative programs that engage plan members and promote healthier and more cost-effective behaviors. Our integrated pharmacy services model enhances our ability to offer plan members and consumers expanded choice, greater access and more personalized services to help them on their path to better health. We effectively manage pharmaceutical costs and improve health care outcomes through our pharmacy benefit management (“PBM”), mail order and specialty pharmacy division, CVS Caremark® Pharmacy Services (“Caremark”); our more than 7,400 CVS/pharmacy® retail stores; our retail-based health clinic subsidiary, MinuteClinic®; and our online retail pharmacy, CVS.com®.

We currently have three reportable segments: Pharmacy Services, Retail Pharmacy and Corporate.

Pharmacy Services Segment

The Pharmacy Services business provides a full range of PBM services, as described more fully below, to our clients consisting primarily of employers, insurance companies, unions, government employee groups, managed care organizations (“MCOs”) and other sponsors of health benefit plans and individuals throughout the United States. In addition, through our SilverScript Insurance Company (“SilverScript”) and Pennsylvania Life Insurance Company (“Pennsylvania Life”) subsidiaries, we are a national provider of drug benefits to eligible beneficiaries under the Federal Government’s Medicare Part D program. The Pharmacy Services Segment operates under the CVS Caremark® Pharmacy Services, Caremark®, CVS Caremark®, CarePlus CVS/pharmacy®, RxAmerica® and Accordant® names. As of December 31, 2012, the Pharmacy Services Segment operated 31 retail specialty pharmacy stores, 12 specialty mail order pharmacies and five mail service pharmacies located in 22 states, Puerto Rico and the District of Columbia.

Pharmacy Services Business Strategy - Our business strategy centers on providing innovative pharmaceutical solutions and quality client service in order to enhance clinical outcomes for our clients’ health benefit plan members while assisting our clients and their plan members in better managing overall health care costs. Our goal is to produce superior results for our clients and their plan members by leveraging our expertise in core PBM services, including: plan design and administration, formulary management, discounted drug purchase arrangements, Medicare Part D services, mail order and specialty pharmacy services, retail pharmacy network management services, prescription management systems, clinical services and disease management services.

In addition, as a fully integrated pharmacy services company, we are able to offer our clients and their plan members a variety of programs and plan designs that benefit from our integrated information systems and the ability of our more than 26,000 pharmacists, nurse practitioners and physician assistants to interact personally with the many plan members who shop our stores every day. Through our multiple member touch points (retail stores, mail order and specialty pharmacies, retail clinics, call centers and proprietary websites), we seek to engage plan members in behaviors that lower cost and improve health care outcomes. Examples of these programs and services include: Maintenance Choice®, a program where eligible client plan members can elect to fill their maintenance prescriptions at our retail pharmacy stores for the same price as mail order; Pharmacy Advisor®, a program that uses our Consumer Engagement EngineTM technology to facilitate face-to-face and telephone counseling by our pharmacists to help participating plan members with certain chronic diseases, such as diabetes and cardiovascular conditions, to identify gaps in care, adhere to their prescribed medications and manage their health conditions; compliance and persistency programs designed to ensure that patients take their medications in the proper manner; enhanced disease management programs that are targeted at managing chronic disease states; and an ExtraCare® Health Card program which offers discounts to eligible plan members on certain over-the-counter health care products sold in our CVS/pharmacy stores. In addition, we are working with our clients to (i) decrease unnecessary and expensive emergency room visits by encouraging plan members to use MinuteClinic® locations for everyday common ailments and (ii) create pilot programs that offer convenient and unique services available at MinuteClinic, such as injection training for specialty pharmacy services.

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

Medicare Part D Services - We participate in the administration of the drug benefit added to the Medicare program under Part D of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) (“Medicare Part D”) through the provision of PBM services to our health plan clients and other clients that have qualified as Medicare Part D prescription drug plans (“PDP”). We also participate (i) by offering Medicare Part D pharmacy benefits through our subsidiaries, SilverScript and Pennsylvania Life, which have been approved as PDPs by the Centers for Medicare and Medicaid Services (“CMS”), and (ii) by assisting employer, union and other health plan clients that qualify for the retiree drug subsidy available under Medicare Part D by collecting and submitting eligibility and/or drug cost data to CMS in order for them to obtain the subsidy.

Mail Order Pharmacy - As of December 31, 2012, we operated five large, automated mail service pharmacies in the United States. Plan members or their prescribers submit prescriptions or refill requests, primarily for maintenance medications, to these pharmacies via mail, telephone, fax, e-prescribing or the Internet. We also operate a network of smaller mail service specialty pharmacies described below. Our staff pharmacists review mail service prescriptions and refill requests with the assistance of our prescription management systems. This review may involve communications with the prescriber and, with the prescriber’s approval, can result in generic substitution, therapeutic interchange or other actions designed to reduce cost and improve quality of treatment.

Specialty Pharmacy - Our specialty pharmacies support individuals that require complex and expensive drug therapies. As of December 31, 2012, our specialty pharmacies were comprised of 12 specialty mail order pharmacies located throughout the United States that are used for delivery of advanced medications to individuals with chronic or genetic diseases and disorders. Substantially all of these pharmacies have been accredited by the Joint Commission, which is an independent, not-for-profit organization that accredits and certifies more than 19,000 health care organizations and programs in the United States. As of December 31, 2012, the Company operated a network of 31 retail specialty pharmacy stores, which operate under the CarePlus CVS/pharmacy® name. These stores average 2,000 square feet in size and sell prescription drugs and a limited assortment of front store items such as alternative medications, homeopathic remedies and vitamins.

Retail Pharmacy Network Management - We maintain a national network of approximately 67,000 retail pharmacies, including CVS/pharmacy stores. When a customer fills a prescription in a retail pharmacy, the pharmacy sends prescription data electronically to us from the point-of-sale. This data interfaces with our proprietary prescription management systems, which verify relevant plan member data and eligibility, while also performing a drug utilization review to evaluate clinical appropriateness and safety and confirming that the pharmacy will receive payment for the prescription.

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

Disease Management Programs - Our clinical services utilize advanced protocols and offer clients convenience in working with health care providers and other third parties. Our Accordant® health management programs include integrated rare disease management programs, which cover diseases such as rheumatoid arthritis, Parkinson’s disease, seizure disorders and multiple sclerosis. The majority of these integrated programs are accredited by the National Committee for Quality Assurance, a private, not-for-profit organization that evaluates, accredits and certifies a wide range of health care organizations.

Pharmacy Services Information Systems - We currently operate multiple information systems platforms to support our Pharmacy Services Segment. These information systems incorporate architecture that centralizes the data generated from filling mail service prescriptions, adjudicating retail pharmacy claims and fulfilling other services we provide to PBM clients. As part of our streamlining initiative, we are consolidating our adjudication platforms to one destination platform with enhanced capabilities.

Pharmacy Services Clients - Our clients are primarily sponsors of health benefit plans (employers, insurance companies, unions, government employee groups andMCOs) and individuals located throughout the United States. We provide pharmaceuticals to eligible members in benefit plans maintained by our clients and utilize our information systems, among other things, to perform safety checks, drug interaction screening and generic substitution. We generate substantially all of our Pharmacy Services Segment net revenue from dispensing prescription drugs to eligible members in benefit plans maintained by our clients. No single PBM client accounted for 10% or more of our total consolidated revenues in 2012. Our client agreements are subject to renegotiation of terms. See “Risk Factors — Efforts to reduce reimbursement levels and alter health care financing practices” and “Risk Factors — Risks of declining gross margins in the PBM industry.” During the year ended December 31, 2012, our PBM filled or managed approximately 881 million prescriptions.

Pharmacy Services Seasonality - The majority of our Pharmacy Services Segment revenues are not seasonal in nature.

Pharmacy Services Competition - We believe the primary competitive factors in the industry include: (i) the ability to negotiate favorable discounts from drug manufacturers; (ii) the ability to negotiate favorable discounts from, and access to, retail pharmacy networks; (iii) responsiveness to clients’ needs; (iv) the ability to identify and apply effective cost management programs utilizing clinical strategies; (v) the ability to develop and utilize preferred drug lists; (vi) the ability to market PBM products and services; (vii) the commitment to provide flexible, clinically-oriented services to clients; and (viii) the quality, scope and costs of products and services offered to clients and their members. The Pharmacy Services Segment has a significant number of competitors offering PBM services (e.g., Express Scripts, Catamaran, OptumRx and Prime Therapeutics) including large, national PBM companies, PBMs owned by large national health plans and smaller standalone PBMs.

Retail Pharmacy Segment

As of December 31, 2012, the Retail Pharmacy Segment included 7,458 retail drugstores, of which 7,402 operated a pharmacy, our online retail pharmacy website, CVS.com, 19 onsite pharmacy stores and our retail health care clinics. The retail drugstores are located in 42 states, Puerto Rico and the District of Columbia operating primarily under the CVS/pharmacy® name. We currently operate in 92 of the top 100 U.S. drugstore markets and hold the number one or number two market share in 74 of these markets. CVS/pharmacy stores sell prescription drugs and a wide assortment of over-the-counter and personal care products, beauty and cosmetic products, and general merchandise, which we refer to as “front store” products. Existing retail stores range in size from approximately 5,000 to 30,000 square feet, although most new stores range in size from approximately 8,000 to 15,000 square feet and typically include a drive-thru pharmacy. During 2012, we filled approximately 718 million retail prescriptions, or approximately 21% of the U.S. retail pharmacy market.

As of December 31, 2012, we operated 640 retail health care clinics in 26 states and the District of Columbia under the MinuteClinic® name, 633 of which were located within CVS/pharmacy stores.

Retail Pharmacy Business Strategy - Our integrated pharmacy services model has enhanced the ability of our retail pharmacy stores to expand customer access to care while helping to lower overall health care costs and improve health outcomes. In that regard, the role of our retail pharmacist is shifting from primarily dispensing prescriptions to also providing services, including flu vaccinations as well as face-to-face patient counseling with respect to adherence to drug therapies, closing gaps in care and more cost effective drug therapies. In addition, we seek to be the easiest pharmacy retailer for customers to use. We believe that ease of use means convenience for the time-starved customer. As such, our strategy is to have conveniently-located stores, many of which are open extended-hours or 24-hours per day, and to offer drive-through pharmacy services where practicable. We also provide a broad assortment of quality merchandise at competitive prices using a retail format that emphasizes service, innovation and convenience (easy-to-access, clean, well-lit and well stocked). One of the keys to our strategy is technology, which allows us to focus on constantly improving service and exploring ways to provide more personalized product offerings and services. We believe that continuing to be the first to market with new and unique products and services, using innovative marketing and adjusting our mix of merchandise to match our customers’ needs and preferences is very important to our ability to continue to improve customer satisfaction.

Retail Pharmacy Products and Services - A typical CVS/pharmacy store sells prescription drugs and a wide assortment of high-quality, nationally advertised brand name and private label merchandise. Front store categories include over-the-counter drugs, beauty products and cosmetics, photo finishing services, seasonal merchandise, greeting cards and convenience foods. We purchase our merchandise from numerous manufacturers and distributors. We believe that competitive sources are readily available for substantially all of the products we carry and the loss of any one supplier would not have a material effect on the business.

Consolidated net revenues by major product group are as follows:

	Percentage of Net Revenues(1)
	2012	2011	2010
Prescription drugs	68.8%	68.3%	68.0%
Over-the-counter and personal care	10.8	10.9	10.9
Beauty/cosmetics	5.0	5.2	5.1
General merchandise and other	15.4	15.6	16.0
	100.0%	100.0%	100.0%

(1)                  Percentages are estimates based on store point-of-sale data.

Pharmacy - Pharmacy revenues represented more than two-thirds of Retail Pharmacy revenues in each of 2012, 2011 and 2010. We believe that our pharmacy operations will continue to represent a critical part of our business due to favorable industry trends (e.g., an aging American population consuming a greater number of prescription drugs, pharmaceuticals being used more often as the first line of defense for managing illness, and the impact of health care reform), the proliferation of new pharmaceutical products, Medicare Part D and our ongoing program of purchasing customer lists from independent pharmacies. We believe our pharmacy business benefits from our investment in both people and technology. Given the nature of prescriptions, people want their prescriptions filled accurately and ready when promised, by professional pharmacists using the latest tools and technology. Consumers need medication management programs and better information to help them get the most out of their health care dollars. To assist our customers with these needs, we have introduced integrated pharmacy health care services that provide an earlier, easier and more effective approach to engaging them in behaviors that can help lower costs, improve health, and save lives. Examples include: our Patient Care Initiative, an enhanced medication adherence program; our Customer Savings Initiative, which educates customers about cost savings opportunities; Maintenance Choice; Pharmacy Advisor, our program that uses our Consumer Engagement Engine technology to facilitate pharmacist counseling, both face-to-face and over the telephone, to help participating plan members with certain chronic diseases, such as diabetes and cardiovascular conditions, to identify gaps in care, adhere to their prescribed medications and manage their health conditions; and the ExtraCare Health Card program. Further evidencing our belief in the importance of pharmacy service is our continuing investment in technology, such as our Drug Utilization Review system that checks for harmful interactions between prescription drugs, over-the-counter products, vitamins and herbal remedies; our pharmacy fulfillment system, Rx Connect; our touch-tone telephone reorder system, Rapid Refill®; and our online business, CVS.com®.

Front Store - Front store revenues benefited from our strategy to be the first to market with new and unique products and services, using innovative marketing and adjusting our mix of merchandise to match our customers’ needs and preferences. A key component of our front store strategy is our ExtraCare® card program, which is helping us continue to build our loyal customer base. The ExtraCare program is one of the largest and most successful retail loyalty programs in the United States. In addition, the ExtraCare program allows us to balance our marketing efforts so we can reward our best customers by providing them automatic sale prices, customized coupons, ExtraBucks® rewards and other benefits. Another component of our front store strategy is our unique product offerings, which include a full range of high-quality CVS/pharmacy® and proprietary brand products that are only available through CVS/pharmacy stores. We currently carry over 4,600 CVS/pharmacy and proprietary brand products, which accounted for approximately 18% of our front store revenues during 2012. Furthermore, we are tailoring certain groups of stores, such as our urban cluster stores, to better meet the needs of our customers.

MinuteClinic - As of December 31, 2012, we operated 640 MinuteClinic® locations in 26 states and the District of Columbia; of which 633 were located in CVS/pharmacy stores. MinuteClinics are staffed by nurse practitioners and physician assistants who utilize nationally recognized protocols to diagnose and treat minor health conditions, perform health screenings, monitor chronic conditions and deliver vaccinations. Many locations have also begun treating a variety of chronic conditions. Insurers value MinuteClinic because it provides convenient, high-quality, cost-effective care, in many cases offering an attractive alternative to the far more expensive emergency room. As a result, visits paid for by employers, health insurers or other third parties accounted for approximately 85% of MinuteClinic’s total revenues in 2012. We anticipate opening up approximately 150 new clinics in CVS/pharmacy stores during 2013. MinuteClinic is collaborating with our Pharmacy Services Segment to help meet the needs of CVS Caremark’s client plan members by offering programs that can improve member health and lower costs. MinuteClinic is now affiliated with 22 major health systems.

Onsite Pharmacies - We also operate a limited number of small pharmacies located at client sites under the CarePlus CVS/pharmacy® or CVS/pharmacy® name, which provide certain health plan members and customers with a convenient alternative for filling their prescriptions.

Retail Pharmacy Store Development - The addition of new stores has played, and will continue to play, a major role in our continued growth and success. Our store development program focuses on three areas: entering new markets, adding stores within existing markets and relocating stores to more convenient, freestanding sites. During 2012, we opened 150 new retail pharmacy stores, relocated 90 stores and closed 30 stores. During the last five years, we opened more than 1,300 new and relocated stores, and acquired approximately 500 stores. During 2013, we expect square footage growth of between 2% to 3%. We believe that continuing to grow our store base and locating stores in desirable geographic markets are essential components to compete effectively in the current managed care environment. As a result, we believe that our store development program is an integral part of our ability to maintain our leadership position in the retail drugstore industry.

Retail Pharmacy Information Systems - We have continued to invest in information systems to enable us to deliver exceptional customer service, enhance Safety and Quality, and expand our Patient Care Services while lowering operating costs. In 2012, we completed the rollout of WeCARE Workflow to all Retail Pharmacy locations. WeCARE Workflow is an integrated suite of enhancements to our RxConnect fulfillment system, Pharmacy POS terminals and phone system to support our Pharmacy Colleagues and Customers by seamlessly integrating and prioritizing prescription fulfillment, prescriber contact management, customer service actions and Patient Care interventions into a cohesive workflow. In the near term, this solution delivers improved efficiency and enhances the customer experience. Longer term, the solution provides a framework to accommodate the evolution of Pharmacy Practice and the expansion of our clinical programs. Our Consumer Engagement Engine technology and proprietary clinical algorithms enable us to identify opportunities for our Pharmacists to deliver face-to-face counseling regarding patient health and safety matters, including adherence issues, gaps in care and management of certain chronic health conditions. Our Digital Strategy empowers the consumer to navigate their pharmacy experience and manage their condition through our on-line and mobile tools that offer utility and convenience. In 2012, CVS.com gained a new look and added new tools such as, access to world-class drug information and personalization of Pharmacy services. We experienced strong adoption of our Digital solutions with our mobile app receiving critical acclaim for ease of use and our text message program experiencing unprecedented growth.

Retail Pharmacy Customers - Managed care organizations, government-funded health care programs (including state Medicaid plans and Medicare Part D drug plans), commercial employers and other third party plans accounted for 97.5% of our 2012 pharmacy revenues. The loss of any one payor should not have a material effect on our business. No single retail payor accounts for 10% or more of our total consolidated revenues. However, the success of our retail drugstore business is dependent upon our ability to establish and maintain contractual relationships with PBMs and other payors on acceptable terms. During 2012, Express Scripts completed a merger with Medco Health Solutions, thereby creating the largest PBM in the nation. In 2012, Express Scripts accounted for approximately 18% of our Retail Pharmacy Segment revenues. Our contracts with commercial payors and government-funded programs are subject to renegotiation of reimbursement rates. See “Government Regulation — Reimbursement” and Item 1A., “Risk Factors — Efforts to reduce reimbursement levels and alter health care financing practices.”

Retail Pharmacy Seasonality - The majority of our revenues, particularly pharmacy revenues, are generally not seasonal in nature. However, front store revenues tend to be higher during the December holiday season. For additional information, we refer you to the Note “Quarterly Financial Information” in our Annual Report to Stockholders for the year ended December 31, 2012, which section is incorporated by reference herein.

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

Working Capital Practices

We fund the growth of our business through a combination of cash flow from operations, commercial paper, proceeds from sales-lease-back transactions, and long-term borrowings. For additional information on our working capital practices, we refer you to the caption “Liquidity and Capital Resources” in our Annual Report to Stockholders for the year ended December 31, 2012, which section is incorporated by reference herein. The majority of our non-pharmacy revenues are paid in cash, debit or credit cards, while managed care and other third party insurance programs, which typically settle in less than 30 days, represented approximately 99.1% of our consolidated pharmacy revenues, including both Retail Pharmacy and Pharmacy Services combined, in 2012. The remainder of consolidated pharmacy revenues are paid in cash, debit or credit cards. Our customer returns are not significant.

Associate Development

As of December 31, 2012, we employed approximately 203,000 associates, which included more than 26,000 pharmacists, nurse practitioners and physician assistants. In addition, approximately 77,000 associates were part-time employees who work less than 30 hours per week. To deliver the highest levels of service to our customers, we devote considerable time and attention to our people and service standards. We emphasize attracting and training knowledgeable, friendly and helpful associates to work in our organization.

Intellectual Property

We have registered and/or applied to register a variety of our trademarks and service marks used throughout our business, as well as domain names, and rely on a combination of copyright, patent, trademark and trade secret laws, in addition to contractual restrictions, to establish and protect our proprietary rights. We regard our intellectual property as having significant value in our Pharmacy Services and Retail Pharmacy segments. We are not aware of any facts that could materially impact our continuing use of any of our intellectual property.

Government Regulation

Overview - Our business is subject to federal and state laws and regulations that govern the purchase, sale and distribution of prescription drugs and related services, including administration and management of prescription drug benefits. Many of our PBM clients, including insurers and MCO, are themselves subject to extensive regulations that affect the design and implementation of prescription drug benefit plans that they sponsor. The application of these complex legal and regulatory requirements to the detailed operation of our business creates areas of uncertainty. There are numerous proposed health care laws and regulations at the federal and state levels, some of which could adversely affect our business if they are enacted. We are unable to predict what federal or state legislation or regulatory initiatives may be enacted in the future relating to our business or the health care industry in general, or what effect any such legislation or regulations might have on our business. Any failure or alleged failure to comply with applicable laws and regulations, or any adverse applications of, or changes in, the laws and regulations affecting our business, could have a material adverse effect on our operating results and/or financial condition.

Anti-Remuneration Laws - Federal law prohibits, among other things, an entity from knowingly and willfully offering, paying, soliciting or receiving, subject to certain exceptions and “safe harbors,” any remuneration to induce the referral of individuals or the purchase, lease or order (or the arranging for or recommending of the purchase, lease or order) of items or services for which payment may be made under Medicare, Medicaid or certain other federal health care programs. A number of states have similar laws, some of which are not limited to services paid for with government funds. State laws and exceptions or safe harbors vary and have been infrequently interpreted by courts or regulatory agencies. Sanctions for violating these federal and state anti-remuneration laws may include imprisonment, criminal and civil fines, and exclusion from participation in Medicare, Medicaid and other government-sponsored health care programs. The federal anti-remuneration law has been interpreted broadly by some courts, the Office of Inspector General (the “OIG”) within the United States Department of Health and Human Services (“HHS”) and administrative bodies. A broad interpretation of the federal anti-remuneration law is supported by the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively, “ACA”), which codified a reduced standard of “knowingly and willfully” by stating that this standard does not require that a person have actual knowledge of the federal anti-remuneration law or specific intent to violate this law. ACA also provides that a violation of the federal anti-remuneration law constitutes a false or fraudulent act under the Federal False Claims Act (“FCA”). Because of the federal statute’s broad scope, HHS established certain safe harbor regulations that specify various practices that are protected from criminal or civil liability. Safe harbors exist for certain discounts offered to purchasers, certain personal services arrangements, certain payments made by vendors to group purchasing organizations, in certain cases the provision of electronic prescribing technology to physicians, and certain other transactions and relationships. A practice that does not fall within a safe harbor is not necessarily unlawful but may be subject to challenge by HHS. In addition, as part of ACA, additional statutory exceptions have been created to permit the provision of certain incentives to federal health care program beneficiaries, including retailer coupons, rebates or other rewards and incentives offered to promote access to care. Also, waivers have been granted by the OIG and CMS to allow Affordable Care Organization (“ACO”) providers to give certain free items and services to beneficiaries that encourage adherence to clinical goals, such as a drug regimen, as long as such items or services do not encourage the beneficiary to seek care from an ACO provider. See Item 3, “Legal Proceedings” for further information.

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

Compliance Programs - ACA requires that health care providers enrolled in Medicare and Medicaid must establish and maintain compliance programs that satisfy core requirements to be established by the Secretary of HHS in consultation with the OIG. The Secretary of HHS has not yet published information concerning these compliance programs or the timeframe for implementation. In addition, certain state government health care programs have compliance program requirements, and we are subject to various government agreements described under “Government Agreements and Mandates” below that also contain requirements relating to the maintenance of compliance programs.

Consumer Protection Laws - The federal government and most states have consumer protection laws that have been the basis for investigations, lawsuits and multi-state settlements relating to, among other matters, the marketing of loyalty programs and health care services, and financial incentives provided by drug manufacturers to pharmacies in connection with therapeutic interchange programs. In addition, the FTCA bars unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce. The Federal Postal Service Act generally prohibits the mailing of, and billing for, unordered merchandise. The FTC’s Telemarketing Sales Rule also imposes extensive requirements and restrictions in connection with telemarketing of plans or programs that encourage the purchase of goods or services by consumers (See the “Telemarketing and Other Outbound Contacts” section below for further disclosures.).

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

Disease Management Services Regulation - We provide disease management programs to PBM plan members for rare medical conditions and arrange for them to receive disease management programs for common medical conditions. Nurses, pharmacists and other clinicians, as needed, develop and implement these programs. State laws regulate the practice of medicine, the practice of pharmacy and the practice of nursing, and clinicians engaged in a professional practice must satisfy applicable state licensing requirements.

Electronic Prescribing - The federal government has implemented different programs to promote electronic prescribing, including the eRx Incentive Program established under the Medicare Improvements for Patients and Providers Act of 2008, which provides a combination of incentive payments and payment adjustments through 2014 to eligible professionals who are successful electronic prescribers. While this program sunsets after 2014, the American Recovery and Reinvestment Act of 2009 (“ARRA”) established an incentive program for eligible professionals and hospitals participating in the Medicare or Medicaid program that adopt and meaningfully use certified electronic health records (“EHR”) technology beginning in 2011. ARRA also provides for downward payment adjustments beginning in 2015 for eligible professionals in the Medicare program that fail to adopt and meaningfully use certified EHR technology such as electronic prescribing. A final rule implementing the Stage 1 criteria that eligible professionals must meet in order to qualify for Medicare and/or Medicaid EHR incentive payments was issued in July 2010 and requires that at least 40% of permissible prescriptions be sent electronically in order to qualify for the incentive payments. The final rule specifying the Stage 2 criteria was issued in September 2012 which, among other things, requires that more than 50 percent of all permissible prescriptions written by an eligible professional be queried for a drug formulary and transmitted electronically using a certified EHR technology. In March 2010, the U.S. Drug Enforcement Administration (“DEA”) issued an interim final rule allowing electronic prescribing of controlled substances beginning June 1, 2010. These changes, together with the requirement for Medicare Part D plans to support electronic prescribing, should result in a growing number of prescribers adopting electronic prescribing.

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

Most pension and welfare plans subject to ERISA are required to report to the DOL compensation paid to service providers. In addition, the DOL announced a project in 2009 to promulgate regulations under ERISA that could require service providers, including PBMs, to provide detailed disclosure regarding all direct and indirect compensation to be received in connection with the services provided as well as potential conflicts of interest. The DOL issued supplemental “frequently asked questions” in 2010 that specifically addressed PBM disclosure of certain compensation, including: (i) fees for services, such as dispensing fees and administrative fees, which are reportable as direct compensation, and (ii) discounts and rebates received by PBMs from pharmaceutical companies, which pending further guidance from the DOL generally do not need to be treated as reportable indirect compensation. In February 2012, the DOL issued final regulations that impose numerous disclosure requirements on service providers and provide that contracts or arrangements with service providers will not be considered “reasonable” under ERISA unless the required disclosures are made.  The required disclosures must be timely made to plan fiduciaries and must include, among other things, a description of the services provided, a description of direct and indirect compensation for the services and a description of the compensation expected to be received upon termination of the contract or arrangement.

State laws discussed in this Government Regulation section that may be applicable to us or to plan sponsors that are our customers may be preempted in whole or in part by ERISA. However, the scope of ERISA preemption is uncertain and is subject to conflicting court rulings.

False Claims and Fraudulent Billing Statutes - A range of federal civil and criminal laws target false claims and fraudulent billing activities. One of the most significant of these laws is the FCA, which prohibits the submission of a false claim or the making of a false record or statement in order to secure reimbursement from, or limit reimbursement to, a government-sponsored program. The Fraud Enforcement and Recovery Act of 2009 (“FERA”) implemented substantial changes to the FCA which expand the scope of FCA liability, provide for new investigative tools and make it easier for qui tam relators (often referred to as “whistleblowers”) to bring and maintain FCA suits on behalf of the government. ACA further eased the burden for whistleblowers to bring and maintain FCA suits by modifying the “public disclosure” and “original source” provisions of the FCA. Some states have passed substantially similar acts. In recent years, federal and state governments have launched several initiatives aimed at uncovering practices that violate false claims or fraudulent billing laws. FERA also expanded the FCA to cover improperly avoiding an obligation to pay money to the government, and ACA clarified that the retention of overpayments beyond the repayment deadline is a violation of the FCA. In addition, ACA provides that a violation of the federal anti-remuneration law constitutes a false or fraudulent act under the FCA and expands the jurisdiction of the FCA to the health insurance exchanges to be created under ACA. ACA also provides for the imposition of civil monetary penalties for knowingly making or causing to be made any false or fraudulent record or statement material to a false or fraudulent claim for payment under a government-sponsored program, for knowingly failing to report and return an overpayment, and for false statements in provider enrollment applications. The Federal Deficit Reduction Act of 2005 (“DRA”), for example, requires certain entities that receive or make annual Medicaid payments over a certain amount to provide their employees and certain contractors and agents with certain information regarding the federal and state false claims acts, whistleblower protections, and the entity’s processes for detecting and preventing fraud, waste and abuse. Claims under these laws may be brought either by the government or by private individuals on behalf of the government through a qui tam or “whistleblower” action, as discussed in more detail elsewhere in this Government Regulation section. In recent years, federal and state government authorities have launched several initiatives aimed at uncovering practices that violate false claims or fraudulent billing laws, and they have conducted numerous investigations of pharmaceutical manufacturers, PBMs, pharmacies and health care providers with respect to false claims, fraudulent billing and related matters. See Item 3, “Legal Proceedings” for further information.

FDA Regulation - The United States Food and Drug Administration (“FDA”) generally has authority to regulate drugs, drug classifications and drug promotional information and materials that are disseminated by a drug manufacturer or by other persons on behalf of a drug manufacturer. The FDA also has the regulatory authority over many of the products sold through retail pharmacies, including certain food items, cosmetics, dietary supplements and over-the-counter (“OTC”) medications. We previously operated a FDA-regulated repackaging facility where we repackaged certain drugs into the most common prescription quantities dispensed from our mail service pharmacies, but we closed this repackaging facility in April 2010. The FDA also may inspect facilities in connection with procedures implemented to effect recalls of prescription drugs or other FDA-regulated products, as well as procedures to comply with food safety regulations. In addition, the FDA has authority to require the submission and implementation of a risk evaluation and mitigation strategy (“REMS”) if the FDA determines that that a REMS is necessary for the safe and effective marketing of a drug. To the extent we dispense products subject to REMS requirements or provide REMS services to pharmaceutical manufacturers, we are subject to audit by the FDA and the pharmaceutical manufacturer. The FDA also has regulatory authority over medical devices such as OTC genetic tests and genetic tests conducted by medical laboratories, and the FDA continues to evaluate the need for further regulation of such tests.

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

Formulary Regulation - A number of states regulate the administration of prescription drug benefits. For example, some states have passed laws mandating coverage for off-label uses of drug products where those uses are recognized in peer-reviewed medical journals or reference compendia. Other states have enacted laws that regulate the development and use of formularies by insurers, MCOs and other third party payors. These laws have included requirements on the development, review and update of formularies, the role and composition of pharmacy and therapeutics committees, the disclosure of formulary information to health plan members, and a process for allowing members to obtain non-preferred drugs without additional cost-sharing when they are medically necessary and are determined to be clinically appropriate. Additionally, the National Association of Insurance Commissioners (“NAIC”) has developed a model law, the “Health Carriers Prescription Drug Benefit Management Model Act,” that addresses formulary regulation issues for risk-bearing entities regulated by state insurance commissioners and could form the basis of state legislation. The MMA also regulates how formularies are developed for and administered to beneficiaries of Medicare Part D. In July 2008, Congress enacted the Medicare Improvements for Patients and Providers Act which requires the Secretary for HHS to identify certain classes and categories of drugs for which, subject to certain exceptions, all the drugs in any such class or category must be included in a Medicare Part D plan’s formulary. ACA’s Essential Health Benefits Rule will also regulate how prescription drugs are covered and how formularies are developed for and administered by state-based or federal health insurance exchanges established pursuant to ACA. These exchanges must begin enrolling consumers into coverage on October 1, 2013 and become fully operational on January 1, 2014. The increasing government regulation of formularies could significantly affect our ability to develop and administer formularies on behalf of our insurer, MCO and other clients.

Government Agreements and Mandates - Our PBM business is subject to the terms of a 2008 consent order entered into with a number of states impacting certain of our PBM business practices, including matters relating to our relationships with clients, pharmaceutical manufacturers, retail pharmacies, plan members, prescribers and pharmacists.

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

In January 2009, we entered into separate settlement agreements with the FTC and the HHS Office for Civil Rights (“OCR”) resolving a joint investigation prompted by 2006 media reports of disposal of patient information in dumpsters at a limited number of CVS/pharmacy locations. As part of the FTC settlement, we agreed to maintain appropriate enterprise-wide information security policies and procedures during the twenty-year term of the agreement. The FTC settlement also provides for periodic compliance monitoring by an external assessor. As part of the OCR settlement, we agreed to maintain appropriate waste disposal policies and procedures, training and employee sanctions at our retail stores. The OCR settlement provides for annual compliance monitoring by an external assessor.

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

In May 2012, a previously announced proposed consent order between the FTC and the Company became final and concluded an FTC investigation of the Company that commenced in 2009. The final consent order prohibits the Company from misrepresenting the price or cost of Medicare Part D prescription drugs or other prices or costs associated with Medicare Part D prescription drug plans.

On October 12, 2012, the DEA Administrator published its Final Decision and Order revoking the DEA license registrations for dispensing controlled substances at two of our retail pharmacy stores in Sanford, Florida. The license revocations for the two stores formally became effective on November 13, 2012. The pharmacies previously had voluntarily suspended dispensing controlled substances since April 2012, and have continued operating in that manner in compliance with the DEA Order.

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

Health Reform Legislation - Congress passed major health reform legislation in 2010 known as ACA. This legislation affects the entire health insurance system and virtually every aspect of health care in the country, although many provisions of ACA were not effective immediately. In addition to establishing the framework for every individual to have health coverage beginning in 2014, ACA enacted a number of significant health care reforms. While these reforms may not affect our business directly, they affect the coverage and plan designs that are or will be provided by many of our health plan clients. As a result, they could indirectly impact many of our services and business practices. Given that many of the regulations implementing ACA are still being finalized and that ongoing sub-regulatory guidance is still being issued, there is considerable uncertainty as to its full impact.

Among the more significant ACA provisions is the requirement for health insurers to meet a minimum medical loss ratio (“MLR”) to avoid having to pay rebates to enrollees. The MLR requires insurers to break out clinical, quality improvement and administrative costs. HHS issued an interim final regulation on the MLR in December 2010 that includes an example that could be interpreted to suggest that the differential between the drug price charged by PBMs to health plans and the amount reimbursed to retail pharmacies (commonly referred to as “differential” or “spread”) should be excluded from claims costs. Subsequent sub-regulatory guidance remained consistent with this interpretation, although it made clear that clinical services performed by a PBM could be included in claims costs. Health plan clients that are subject to the MLR requirements may request pricing modifications, include requests to contract with our PBM using pass-through retail network pricing.

Another ACA provision requires PBMs that contract with a Medicare Part D plan or a qualified health plan offered through a health insurance exchange to disclose certain information to HHS, the Medicare Part D plan or the health insurance exchange. Among the information that must be disclosed is the generic dispensing rate for different types of pharmacies, the aggregate amount and types of rebates and other discounts negotiated on behalf of, and passed through to, the plan, and the aggregate amount of any differential. A final rule requiring this reporting for Medicare Part D was issued in April 2012 and reporting for qualified health plans is expected in 2014 upon the implementation of the health insurance exchanges to be established under ACA. ACA also increases the obligations of Part D plan sponsors to report rebates and other price concessions from pharmaceutical manufacturers to enable calculation of new annual fees being imposed on pharmaceutical manufacturers related to branded drug sales. ACA also made significant changes to the

Medicare and Medicaid programs, fraud and abuse laws and tax provisions, some of which are discussed elsewhere in this Government Regulation section.

Managed Care Reform - In addition to health reforms enacted by ACA, proposed legislation has been considered at the state level, and legislation has been enacted in several states, aimed primarily at providing additional rights and access to drugs to individuals enrolled in managed care plans. This legislation may impact the design and implementation of prescription drug benefit plans sponsored by our PBM health plan clients and/or the services we provide to them. Some of these initiatives would, among other things: (i) require that health plan members have greater access to drugs not included on a plan’s formulary; (ii) give health plan members the right to sue their health plans for malpractice if they have been denied care; and/or (iii) mandate the content of the appeals or grievance process when a health plan member is denied coverage. Both the scope of the managed care reform proposals considered by state legislatures and reforms enacted by states to date vary greatly, and the scope of future legislation that may be enacted is uncertain.

Medicare Part D - The MMA created Medicare Part D, the Medicare drug benefit program, in January 2006. Medicare beneficiaries entitled to Medicare benefits under Part A or enrolled in Medicare Part B are eligible for drug coverage under Medicare Part D. Regulations implementing Medicare Part D included requirements relating to developing and administering formularies, establishing pharmacy networks, marketing of Medicare Part D plans, processing and adjudicating claims at point of sale and compliance with electronic prescribing standards. The Medicare Part D program has undergone significant legislative and regulatory changes since its inception, including changes made by ACA. Effective for the 2010 plan year, CMS issued a regulation requiring that any “differential” or “spread” be reported as an administrative cost rather than a drug cost of the plan sponsor for purposes of calculating certain government subsidy payments and the drug price to be charged to enrollees. This change resulted in Medicare Part D plan sponsors contracting for pass-through pricing for their retail networks rather than pricing that included the use of retail network “differential” or “spread”.

ACA expanded the Medicare Part D benefit effective for the 2011 plan year by implementing the coverage gap discount program under which participating manufacturers fund discounts of 50% on brand drugs obtained during the coverage gap or “donut hole,” and starting the phase-out of the coverage gap for generic drugs, which is to be completed by 2020.

ACA also requires the Secretary of HHS to develop rules for shorter dispensing periods for enrollees in long-term care facilities in order to reduce waste. Several of the ACA changes will require significant adjudication and reporting systems modifications. In April 2012, CMS issued a final rule on Medicare Part D that, among other things, would establish a daily cost sharing rate as a form of drug utilization management and certain fraud, waste and abuse controls. The rule also permits CMS to terminate a Medicare Part D sponsor’s contract if it fails to achieve at least a 3-star plan rating for three consecutive years. Finally, the rule provides that, beginning on January 1, 2013, employer group waiver plan (“EGWP”) supplemental benefits to basic Medicare Part D coverage must be treated as other health or prescription drug coverage and a non-Medicare benefit. CMS has since announced that it is delaying the implementation of this change in the definition of Medicare Part D supplemental benefits until 2014 in order to develop guidance to address the policy implications of this change, including the applicability of other state and federal laws.

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

Some states also have enacted “due process” legislation that may (i) prohibit the removal of a provider from a pharmacy network and/or (ii) impact how we conduct audits of network pharmacies and recover audit discrepancies, except in compliance with certain procedures. Other state legislation prohibits days’ supply limitations or co-payment or other pricing differentials between mail service and retail pharmacy providers. In addition, under Medicare Part D, CMS requires that if a Medicare Part D sponsor offers a 90-day supply at mail, it must allow retail network pharmacies to also offer a 90-day supply on the same terms.

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

Pharmacy and Professional Licensure and Regulation - We are subject to state and federal statutes and regulations governing the operation of retail and mail pharmacies, the transfer of prescriptions, repackaging of drug products, wholesale distribution, dispensing of controlled substance and listed chemical products, and medical and controlled substance waste disposal. Federal and state statutes and regulations govern the labeling, packaging, advertising and adulteration of prescription drugs and the dispensing of controlled substances, and some state regulations require compliance with standards established by the United States Pharmacopeia with respect to the packaging, storing and shipping of pharmaceuticals. Federal and state controlled substance laws require us to register our pharmacies and distribution centers with the DEA and state controlled substances agencies and to comply with security, recordkeeping, inventory control, personnel and labeling standards in order to possess and dispense controlled substances and listed chemical products.

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

Plan Design Legislation - Some states have enacted legislation that prohibits a health plan sponsor from implementing certain restrictive design features, and many states have introduced legislation to regulate various aspects of managed care plans, including provisions relating to pharmacy benefits. For example, some states have adopted “freedom of choice” legislation, which provides that: (i) members of a plan may not be required to use network providers but must instead be provided with benefits even if they choose to use non-network providers or (ii) a plan member may sue his or her health plan if care is denied. Various states have enacted, or have considered enacting, legislation regarding plan design mandates, including legislation that prohibits or restricts therapeutic interchange, requires coverage of all drugs approved by the FDA or prohibits denial of coverage for non-FDA approved uses. Some states mandate coverage of certain benefits or conditions, and ACA requires the coverage of certain preventive services at no cost sharing. Such legislation does not generally apply to us, but it may apply to certain of our clients (generally, MCOs and health insurers). Other states have enacted legislation purporting to prohibit health plans not covered by ERISA from requiring or offering members financial incentives for use of mail service pharmacies or for use of certain health care providers. Legislation imposing plan design mandates may apply to certain of our clients and could have the effect of limiting the economic benefits achievable through PBM services we provide.

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

The federal Health Insurance Portability and Accountability Act of 1996 and the regulations issued thereunder (collectively “HIPAA”) impose extensive requirements on the way in which health plans, health care providers, health care clearinghouses (known as “covered entities”) and their business associates use, disclose and safeguard protected health information (“PHI”). HIPAA also gives individuals certain rights with respect to their PHI. For most uses and disclosures of PHI other than for treatment, payment, health care operations or certain public policy purposes, HIPAA generally requires that covered entities obtain the individual’s written authorization. Criminal penalties and civil sanctions may be imposed for failing to comply with HIPAA standards.

In January 2013, HHS issued a final Omnibus Rule to covered the rulemaking required by the Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), enacted as part of ARRA, to address significant changes to the HIPAA privacy and security rules. The rule addresses restrictions on the use of PHI without an individual’s written authorization, requirements to update a covered entity’s notice of privacy practices, a requirement to account for routine disclosures of PHI held in an electronic health record, a requirement to notify individuals of breaches to their PHI, requirements limiting how a covered entity may receive financial remuneration to make communications to patients, requirements to enforce HIPAA Privacy and Security Rules on business associates and their subcontractors, enforcement rights of state attorneys general, extension of the federal privacy and security law provisions and penalties to business associates of covered entities, and increased penalties for violation of the law. The effective date of this new rule is March 26, 2013, and covered entities and business associates must comply with the applicable requirements by September 23, 2013. This rule did not address changes to the requirements surrounding the accounting of disclosures to an individual of all internal uses and disclosures of electronic PHI, which were previously addressed in the May 2011 Notice of Proposed Rulemaking (“NPRM”).  If HHS adopts the NPRM as currently written, it could generate substantial burdens and costs for the Company and our business associates to implement fully. Nevertheless, since the Omnibus Rule has just been issued and the NPRM is not in final form, we cannot at this time determine the full extent to which these changes may apply to, or impact, our business.

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

In March 2012, the FTC issued a final report setting forth best practices for businesses to protect the privacy of consumers and to give them greater control over the collection and use of PII. In this report, the FTC recommends that companies handling consumer data implement measures to increase the security of PII, to enable consumers to choose how their PII is shared and to promote transparency about how PII is collected and used.  The report also recommends that Congress enact additional privacy-related legislation, even though it has not yet done so.

Reimbursement - A significant portion of our net revenue is derived directly from Medicare, Medicaid and other government-sponsored health care programs, and we are therefore subject to, among other laws and regulations, federal and state reimbursement laws and regulatory requirements, anti-remuneration laws, the Stark Law and/or federal and state false claims laws. (See the “Self-Referral Laws” section below for explanation of the Stark Law.) Sanctions for violating these federal and/or state laws may include, without limitation, recoupment or reduction of government reimbursement amounts, criminal and civil penalties and exclusion from participation in Medicare, Medicaid and other government health care programs. Also, we provide products and services to managed care entities that provide services to beneficiaries of Medicare, Medicaid and other government-sponsored health care programs, as well as employers and other entities that qualify for the Medicare Part D drug subsidy and/or the early retiree reinsurance program created under ACA. Some of these federal and state laws and regulations impose requirements on our PBM and our retail pharmacies to coordinate benefits among private health plans and government-sponsored health care programs when a customer or plan member has benefits coverage through more than one insurance company or other payor. In addition, our PBM has contractual agreements to process, on behalf of PBM clients, reimbursement claims submitted by or on behalf of federal and state government agencies following payment by the government agencies of claims that should have been submitted by members to private health plans as the primary source of benefits coverage. These claims are commonly known as “pay and chase” claims, and we and our PBM clients are subject to federal and state laws and regulations impacting how these claims are processed and reimbursed. See Item 3, “Legal Proceedings,” for further information.

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

The federal Medicaid rebate program requires participating drug manufacturers to provide rebates on all drugs purchased by state Medicaid programs. Investigations have commenced by certain governmental entities that question whether the best price available to essentially any client other than the Medicaid program, or “best price,” was properly calculated, reported and paid by the manufacturers to the Medicaid programs. We are not responsible for calculations, reports or payments of “best price”; however, these investigations could impact our ability to negotiate rebates from drug manufacturers. ACA increased the amount of rebates required to be paid by manufacturers under the Medicaid program and also imposes certain annual fees on pharmaceutical manufacturers. We do not anticipate the increased Medicaid rebate levels or the annual fees to impact the discounts we obtain from pharmaceutical companies.

ACA made several other significant changes to the Medicaid rebates and to reimbursement. One of these was to revise the definition of Average Manufacturer Price (“AMP”) and the reimbursement formula for multi-source (i.e., generic) drugs, which is based on Federal Upper Limits (“FUL”) established by CMS. In February 2012, CMS issued a proposed rule to interpret and implement these changes. CMS is proposing to set the FUL for multi-source drug reimbursement at 175% of AMP. The FUL would be established for each multi-source drug for which the FDA has rated three or more products therapeutically and pharmaceutically equivalent and would be based on the weighted average of the most recently reported monthly AMPs for such products. Among other things, the proposed CMS rule also proposes changes to Medicaid drug reimbursement payment methodologies and to Medicaid best price regulations. It is uncertain as to what extent these proposed changes may impact Medicaid reimbursement rates. CMS has stated that it intends to issue a final rule in 2013. Because of the proposed status of the rule, we cannot yet predict the impact of the proposed rule on the Company. CMS issued and solicited comments on a draft AMP-based FUL and draft three-month rolling average FUL files, and has stated that after it considers comments on these draft files and certain other draft drug pricing, it will release these data files in final form and post updated files on at least a monthly basis. These finalized files may then be used by states, depending on the approved state plan, to develop a pharmacy reimbursement methodology that will allow their pharmacy payments to remain within the FUL in the aggregate. CMS has not provided guidance on when the final FUL will be published.

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

Changes in reporting of AWP, AMP, ASP or other adjustments that may be made regarding the reimbursement of drug payments by Medicaid and Medicare could impact our pricing to customers and other payors and/or could impact our ability to negotiate discounts or rebates with manufacturers, wholesalers, PBMs or retail and mail pharmacies. In some circumstances, such changes could also impact the reimbursement that we receive from Medicare or Medicaid programs for drugs covered by such programs and from MCOs that contract with government health programs to provide prescription drug benefits.

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

Retail Clinics - States regulate retail clinics operated by nurse practitioners or physician assistants through physician oversight, lab licensing and the prohibition of the corporate practice of medicine. A number of states have implemented or proposed laws or regulations that impact certain components of retail clinic operations such as physician oversight, signage, third party contracting requirements, bathroom facilities, and scope of services. These laws and regulations may affect the operation and expansion of our owned and managed retail clinics.

Retiree Drug Subsidy - The MMA created a drug subsidy program available to certain employer, union and other group plans that provide retiree coverage to Medicare Part D eligible individuals that is at least equivalent to Medicare Part D coverage. The subsidy is equal to 28% of drug costs, and is currently tax-free. However, for plan years beginning in 2013, ACA eliminates the tax deductibility of the retiree drug subsidy payment received by sponsors of retiree drug plans. This may cause some employers to transition their retirees to employer-sponsored Medicare Part D plans.

Safety Regulations - The Occupational Safety and Health Act of 1970, as amended (“OSHA”), establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated under OSHA, and various record keeping, reporting and procedural requirements. Many of these OSHA standards, as well as various state and local laws and regulations pertaining to employee safety and health, including some that apply specifically to healthcare employees, apply to our operations. Any failure to comply with these regulations could result in fines or other sanctions by government authorities.

Self-Referral Laws - The federal law commonly known as the “Stark Law” prohibits a physician from referring Medicare or Medicaid beneficiaries for “designated health services” (which include, among other things, outpatient prescription drugs, home health services and durable medical equipment and supplies) to an entity with which the physician or an immediate family member of the physician has a “financial relationship” and prohibits the entity receiving a prohibited referral from presenting a claim to Medicare or Medicaid for the designated health service furnished under the prohibited referral. Possible penalties for violation of the Stark Law include denial of payment, refund of amounts collected in violation of the statute, civil monetary penalties and Medicare and Medicaid program exclusion. The Stark Law contains certain statutory and regulatory exceptions for physician referrals and physician financial relationships, including certain physician consulting arrangements, fair market value purchases by physicians and, in certain cases, the provision of electronic prescribing technology to physicians.

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

During 2012, the Company offered PDPs through its SilverScript and Pennsylvania Life insurance subsidiaries. These insurance subsidiaries each must be licensed as a risk-bearing entity under applicable state laws or they must have obtained a waiver of the licensing requirement from CMS. Each of these subsidiaries is licensed in all states in which they offer PDPs and do not operate under any Medicare Part D waivers. As licensed insurance companies, they are subject to various state insurance regulations that generally require, among other things, maintenance of capital and surplus requirements, review of certain material transactions and the filing of various financial, licensing and operational reports. Pursuant to the MMA, state insurance licensing, insurance agent/broker licensure and solvency laws and regulations are generally applicable to PDPs, but the application of other state laws to Medicare Part D is generally preempted by Medicare Part D to the extent that Medicare Part D regulates the issue.

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

Available Information

CVS Caremark Corporation is a Delaware corporation. Our corporate office is located at One CVS Drive, Woonsocket, Rhode Island 02895, telephone (401) 765-1500. Our common stock is listed on the New York Stock Exchange under the trading symbol “CVS.” General information about CVS Caremark is available through the Company’s Web site at http://info.cvscaremark.com. Our financial press releases and filings with the U.S. Securities and Exchange Commission (“SEC”) are available free of charge within the Investors section of our Web site at http://www.cvscaremark.com/investors. In addition, the SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers, such as the Company, that file electronically with the SEC. The address of that Web site is http://www.sec.gov.

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

Although a recovery might be underway, it is possible that a worsening of the economic environment will cause decline in drug utilization, and dampen demand for pharmacy benefit management services as well as consumer demand for products sold in our retail stores. Further, interest rate fluctuations, changes in capital market conditions and regulatory changes may affect our ability to obtain necessary financing on acceptable terms, our ability to secure suitable store locations under acceptable terms and our ability to execute sale-leaseback transactions under acceptable terms.

Efforts to reduce reimbursement levels and alter health care financing practices.

The continued efforts of health maintenance organizations, managed care organizations, PBM companies, government entities, and other third party payors to reduce prescription drug costs and pharmacy reimbursement rates may impact our profitability. In particular, increased utilization of generic pharmaceuticals (which normally yield a higher gross profit rate than equivalent brand named drugs) has resulted in pressure to decrease reimbursement payments to retail and mail order pharmacies for generic drugs, causing a reduction in the generic profit rate. Historically, the effect of this trend on generic profitability has been mitigated by the Company’s efforts to negotiate reduced acquisition costs of generic pharmaceuticals with manufacturers. However, in recent years, there has been significant consolidation within the generic manufacturing industry, and it is possible that this dynamic may enhance the ability of manufacturers to sustain or increase pricing of generic pharmaceuticals and diminish the ability of the Company to negotiate reduced acquisition costs.

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

ACA made several significant changes to Medicaid rebates and to reimbursement. One of these changes was to revise the definition of AMP and the reimbursement formula for multi-source (i.e., generic) drugs. In February 2012, CMS issued a proposed rule to interpret and implement these changes. Among other things, the proposed CMS rule also proposes changes to Medicaid drug reimbursement payment methodologies and to Medicaid best price regulations, and the extent to which these proposed changes may impact Medicaid reimbursement rates remains uncertain. CMS has stated that it intends to issue a final rule in 2013. Because of the proposed status of the rule, we cannot yet predict its impact on the Company. In addition, ACA made other changes that affect the coverage and plan designs that are or will be provided by many of our health plan clients, including the requirement for health insurers to meet a minimum MLR to avoid having to pay rebates to enrollees. These ACA changes may not affect our business directly, but they could indirectly impact our services and/or business practices.

The possibility of PBM client loss and/or the failure to win new PBM business.

Our PBM business generates net revenues primarily by contracting with clients to provide prescription drugs and related health care services to plan members. PBM client contracts often have terms of approximately three years in duration, so approximately one third of a PBM’s client base typically is subject to renewal each year. In some cases, however, PBM clients may negotiate a shorter or longer contract term or may require early or periodic renegotiation of pricing prior to expiration of a contract. Therefore, we face challenges in competing for new PBM business and retaining or renewing PBM business. None of our PBM clients represented more than 10% of our Company’s consolidated revenues in 2012. There can be no assurance that we will be able to win new business or secure renewal business on terms as favorable to the Company as the present terms.

Risks related to the frequency and rate of the introduction of generic drugs and brand name prescription products.

The profitability of retail and mail order pharmacy businesses are dependent upon the utilization of prescription drug products. Utilization trends are affected by, among other factors, the introduction of new and successful prescription pharmaceuticals as well as lower-priced generic alternatives to existing brand name products. Accordingly, our business could be impacted by a slowdown in the introduction of new and successful prescription pharmaceuticals and/or generic alternatives (the sale of which normally yield higher gross profit margins than brand name equivalents).

Risks relating to the market availability, suppliers and safety profiles of prescription drugs that we purchase and sell.

We dispense significant volumes of brand-name and generic drugs from our retail and mail-order pharmacies and through our network of retail pharmacies. When increased safety risk profiles or manufacturing or other supply issues of specific drugs or classes of drugs occur, physicians may cease writing prescriptions for these drugs or the utilization of these drugs may be otherwise reduced.  Additionally, adverse publicity regarding drugs with higher safety risk profiles may result in reduced consumer demand for such drugs. On occasion, products are withdrawn by their manufacturers or transition to over-the-counter products, which can result in changes in prescription utilization. In addition, future FDA rulings could restrict the supply or increase the cost of products sold to our customers. Our volumes, net revenues, profitability and cash flows may decline as a result of such market changes.

Risks of declining gross margins in the PBM industry.

The PBM industry has been experiencing margin pressure as a result of competitive pressures and increased client demands for lower prices, enhanced service offerings and/or higher service levels. In that regard, our Company maintains contractual relationships with generic pharmaceutical manufacturers and brand name pharmaceutical manufacturers that provide for purchase discounts and/or rebates on drugs dispensed by pharmacies in our retail network and by our mail order pharmacies (all or a portion of which may be passed on to clients). Manufacturer rebates often depend on a PBM’s ability to meet contractual market share or other requirements, including in some cases the placement of a manufacturer’s products on the PBM’s formularies. Competitive pressures in the PBM industry have caused the Company’s PBM and other PBMs to share with clients a larger portion of rebates and/or discounts received from pharmaceutical manufacturers. In addition, market dynamics and regulatory changes have impacted our ability to offer plan sponsors pricing that includes the use of retail “differential” or “spread”, which could negatively impact our future profitability. Further, changes in existing federal or state laws or regulations or the adoption of new laws or regulations relating to patent term extensions, purchase discount and rebate arrangements with pharmaceutical manufacturers, or to formulary management or other PBM services could also reduce the discounts or rebates we receive. Our Retail Pharmacy Segment has also been impacted by the margin pressures described above.

Regulatory and business changes relating to our participation in Medicare Part D.

Since its inception in 2006, Medicare Part D has resulted in increased utilization and decreased pharmacy gross margin rates as higher margin business, such as cash and state Medicaid customers, migrated to Medicare Part D coverage. Further, as a result of Medicare Part D and as a result of the expected elimination in 2013 of the tax deductibility of the retiree drug subsidy payment received by sponsors of retiree drug plans, our PBM clients could decide to discontinue providing prescription drug benefits to their Medicare-eligible members. To the extent this occurs, the adverse effects of increasing customer migration into Medicare Part D may outweigh the benefits we realize from growth of our Medicare Part D business. In addition, if the cost and complexity of Medicare Part D exceed management’s expectations or prevent effective program implementation or administration; if changes to the regulations regarding how drug costs are reported for Medicare Part D and retiree drug subsidy purposes are implemented in a manner that impacts the profitability of our Medicare Part D business; if the government alters Medicare program requirements or reduces funding because of the higher-than-anticipated cost to taxpayers of Medicare Part D or for other reasons; if we fail to design and maintain programs that are attractive to Medicare participants; if CMS imposes sanctions or other restrictions on our Medicare Part D business as a result of audits or other regulatory actions; if we fail to successfully implement corrective action or other remedial measures sufficient to prevent or remove any applicable sanctions or other restrictions that may be imposed by CMS; if we fail to effectively integrate and operate the Medicare Part D businesses we have acquired; or if we are not successful in retaining enrollees, or winning contract renewals or new contracts under Medicare Part D’s competitive bidding process, our Medicare Part D services and the ability to expand our Medicare Part D services could be impacted.

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

Each of the retail pharmacy business and the pharmacy services business currently operates in a highly competitive and evolving health care environment. Our competitive success is impacted by the ability of our retail pharmacy business to establish and maintain contractual relationships with PBMs and other payors on acceptable terms and by the ability of our pharmacy services business to establish and maintain contractual relationships with network pharmacies in an environment where some PBM clients are considering adopting narrow or restricted retail pharmacy networks.

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

Competitors in the PBM industry (e.g., Express Scripts, Catamaran, OptumRx and Prime Therapeutics), include large, national PBM companies, PBMs owned by large national health plans and smaller standalone PBMs. Some of these competitors may offer services and pricing terms that we may not be willing or able to offer. In addition, competition may also come from other sources in the future.

Reform of the U.S. health care system.

Congressional efforts to reform the U.S. health care system finally came to fruition in 2010 with the passage of ACA, which is resulting in significant structural changes to the health insurance system. Many of the structural changes enacted by ACA are not scheduled to be implemented until 2014, and many of the applicable regulations and sub-regulatory guidance have not yet been issued and/or finalized. Therefore, there is considerable uncertainty as to the full impact of ACA on our business. While these reforms may not affect our business directly, they affect the coverage and plan designs that are or will be provided by many of our health plan clients. As a result, they could indirectly impact many of our services and business practices. The Company cannot predict what effect, if any, the ACA changes may have on its retail pharmacy and pharmacy services businesses, and it is possible that other legislative or market-driven changes in the health care system that the Company cannot anticipate could also occur.

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

Our business is subject to numerous federal, state and local laws and regulations. See “Business — Government Regulation.” Changes in these regulations may require extensive system and operating changes that may be difficult to implement. Untimely compliance or noncompliance with applicable laws and regulations could adversely affect the continued operation of our business, including, but not limited to: imposition of civil or criminal penalties; suspension or disgorgement of payments from government programs; loss of required government certifications or approvals; loss of authorizations to participate in or exclusion from government reimbursement programs, such as the Medicare and Medicaid programs; or loss of registrations or licensure. The regulations to which we are subject include, but are not limited to: the laws and regulations described in the Government Regulation section; accounting standards; securities laws and regulations; tax laws and regulations; laws and regulations relating to the protection of the environment and health and safety matters, including those governing exposure to, and the management and disposal of, hazardous materials and wastes; and regulations of the FDA, the FTC, the DEA, and the Consumer Product Safety Commission, as well as state regulatory authorities, governing the sale, advertisement and promotion of products that we sell. In addition, our business interests outside of the United States are subject to the Foreign Corrupt Practices Act and other applicable domestic and international laws and regulations. We are also subject to the terms of various government agreements and mandates, including those described in the Government Regulation section. In that regard, our business, financial position and results of operations could be affected by existing and new government legislative and regulatory action, including, without limitation, any one or more of the following:

•                  federal and state laws and regulations governing the purchase, distribution, management, dispensing and reimbursement of prescription drugs and related services, whether at retail or mail, and applicable registration or licensing requirements;

•                  the effect of the expiration of patents covering brand name drugs and the introduction of generic products;

•                  the frequency and rate of approvals by the FDA of new brand-name and generic drugs, or of over-the-counter status for brand name drugs;

•                  FDA regulation affecting the retail or PBM industry;

•                  consumer protection laws affecting our health care services, our loyalty programs, the products we sell and/or the marketing of our goods and services;

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

•                  insurance licensing and other insurance regulatory requirements applicable to offering Medicare Part D programs and services or other health care services; and

•                  direct regulation of pharmacies or PBMs by regulatory and quasi-regulatory bodies.

Risks related to litigation and other legal proceedings.

Pharmacy services and retail pharmacy are highly regulated and litigious industries. Our Company is currently subject to various litigation matters and legal proceedings. As such, we refer you to Item 3. “Legal Proceedings” for additional information.

The foregoing is not a comprehensive listing and there can be no assurance that we have correctly identified and appropriately assessed all factors affecting the business. As such, we refer you to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which includes our “Cautionary Statement Concerning Forward-Looking Statements” at the end of such section of our Annual Report to Stockholders for the year ended December 31, 2012, which section is incorporated by reference.

Item 1B. Unresolved Staff Comments

There are no unresolved SEC Staff Comments.

Item 2. Properties

We lease most of our stores under long-term leases that vary as to rental amounts, expiration dates, renewal options and other rental provisions. For additional information on the amount of our rental obligations for our leases, we refer you to the Note “Leases” in our Annual Report to Stockholders for the year ended December 31, 2012, which section is incorporated by reference herein.

As of December 31, 2012, we owned approximately 5% of our 7,458 retail stores. Net selling space for our retail drugstores increased to 73.1 million square feet as of December 31, 2012. More than one third of our store base was opened or significantly remodeled within the last five years.

We own ten distribution centers located in Alabama, California, Hawaii, New York, Rhode Island, South Carolina, Tennessee and Texas and lease nine additional distribution facilities located in Arizona, Florida, Indiana, Michigan, New Jersey, Pennsylvania, Texas and Virginia. The 19 distribution centers total approximately 11.5 million square feet as of December 31, 2012.

As of December 31, 2012, we owned one mail service pharmacy located in Texas and leased five additional mail service pharmacies located in Florida, Hawaii, Illinois and Pennsylvania. We leased call centers located in Missouri, Pennsylvania, Tennessee and Texas. As of December 31, 2012, we also had 19 onsite pharmacy stores, which we leased, 31 specialty pharmacy stores, which we leased, and 12 specialty mail order pharmacies, one of which we owned.

We own our corporate offices located in Woonsocket, Rhode Island, which totals approximately 1,000,000 square feet. In addition, we lease large corporate offices in Scottsdale, Arizona, Northbrook, Illinois and Irving, Texas.

In connection with certain business dispositions completed between 1991 and 1997, we continue to guarantee lease obligations for approximately 74 former stores. We are indemnified for these guarantee obligations by the respective purchasers. These guarantees generally remain in effect for the initial lease term and any extension thereof pursuant to a renewal option provided for in the lease prior to the time of the disposition. For additional information, we refer you to Note 13 “Commitments and Contingencies” in our Annual Report to Stockholders for the year ended December 31, 2012, which section is incorporated by reference herein.

Management believes that its owned and leased facilities are suitable and adequate to meet the Company’s anticipated needs. At the end of the existing lease terms, management believes the leases can be renewed or replaced by alternate space.

The following is a breakdown by state, District of Columbia and Puerto Rico of our retail stores, onsite pharmacy stores, specialty pharmacy stores and specialty mail order pharmacies as of December 31, 2012:

	Retail Stores	Onsite Pharmacy Stores	Specialty Pharmacy Stores	Specialty Mail Order Pharmacies	Total
Alabama	152	—	1	—	153
Arkansas	1	—	—	—	1
Arizona	136	—	1	—	137
California	846	—	5	1	852
Colorado	—	—	1	—	1
Connecticut	145	1	—	—	146
Delaware	7	—	—	—	7
District of Columbia	58	—	1	—	59
Florida	715	—	3	1	719
Georgia	315	2	1	—	318
Hawaii	51	—	1	—	52
Iowa	13	2	—	—	15
Illinois	272	1	1	1	275
Indiana	294	—	—	—	294
Kansas	32	—	—	1	33
Kentucky	62	—	—	—	62
Louisiana	106	—	—	—	106
Maine	22	—	—	—	22
Maryland	170	1	—	—	171
Massachusetts	352	—	3	1	356
Michigan	248	1	—	1	250
Minnesota	55	1	—	—	56
Mississippi	48	—	—	—	48
Missouri	61	1	1	—	63
Montana	14	—	—	—	14
Nebraska	16	—	—	—	16
Nevada	86	—	—	—	86
New Hampshire	39	—	—	—	39
New Jersey	272	3	—	1	276
New Mexico	14	—	—	—	14
New York	463	—	2	—	465
North Carolina	308	—	1	1	310
North Dakota	6	—	—	—	6
Ohio	316	2	—	—	318
Oklahoma	46	—	—	—	46
Oregon	—	—	1	—	1
Pennsylvania	401	1	1	1	404
Puerto Rico	17	—	—	1	18
Rhode Island	60	—	1	—	61
South Carolina	195	—	1	—	196
Tennessee	133	1	1	1	136
Texas	551	1	3	1	556
Vermont	4	—	—	—	4
Virginia	266	—	—	—	266
Washington	—	—	1	—	1
West Virginia	49	—	—	—	49
Wisconsin	41	1	—	—	42
	7,458	19	31	12	7,520

Item 3. Legal Proceedings

I.    Legal Proceedings

1.                       Caremark (the term “Caremark” being used herein to generally refer to any one or more pharmacy benefit management subsidiaries of the Company, as applicable) is a defendant in a qui tam lawsuit initially filed by a relator on behalf of various state and federal government agencies in Texas federal court in 1999. The case was unsealed in May 2005. The case seeks monetary damages and alleges that Caremark’s processing of Medicaid and certain other government claims on behalf of its clients (which allegedly resulted in underpayments from our clients to the applicable government agencies) on one of Caremark’s adjudication platforms violates applicable federal or state false claims acts and fraud statutes. The United States and the States of Texas, Tennessee, Florida, Arkansas, Louisiana and California intervened in the lawsuit, but Tennessee and Florida withdrew from the lawsuit in August 2006 and May 2007, respectively. Thereafter, in 2008, the Company prevailed on several motions for partial summary judgment and, following an appellate ruling from the Fifth Circuit Court of Appeals in 2011 which affirmed in part and reversed in part these prior rulings, the claims asserted in the case against Caremark have been substantially narrowed.  In December 2007, the Company received a document subpoena from the OIG within the HHS, requesting information relating to the processing of Medicaid and other government agency claims on a different adjudication platform of Caremark. The Company has been providing documents and other information in response to this request for information. The Company has been conducting discussions with the DOJ and the OIG regarding a possible settlement of these legal matters.

2.                       In April 2009, the State of Texas filed a purported civil enforcement action against Caremark for injunctive relief, damages and civil penalties in Travis County, Texas alleging that Caremark violated the Texas Medicaid Fraud Prevention Act and other state laws based on its processing of Texas Medicaid claims on behalf of PBM clients on one of Caremark’s adjudication platforms. In September 2011, the Company prevailed on a motion for partial summary judgment against the State of Texas and narrowed the remaining claims in the lawsuit. In October 2009 and October 2010, the Company received civil investigative demands from the Office of the Attorney General of the State of Texas requesting, respectively, information produced under the OIG subpoena described above and other information related to the processing of Medicaid claims. These civil investigative demands state that the Office of the Attorney General of the State of Texas is investigating allegations currently pending under seal relating to two other adjudication platforms of Caremark. In January 2012, the parties filed joint motions with the Texas federal and state courts requesting that the lawsuits with the State of Texas be abated so that the parties can focus on completing settlement documentation relating to Caremark’s processing of Texas Medicaid claims.

3.                       Caremark was named in a putative class action lawsuit filed in October 2003 in Alabama state court by John Lauriello, purportedly on behalf of participants in the 1999 settlement of various securities class action and derivative lawsuits against Caremark and others. Other defendants include insurance companies that provided coverage to Caremark with respect to the settled lawsuits. The Lauriello lawsuit seeks approximately $3.2 billion in compensatory damages plus other non-specified damages based on allegations that the amount of insurance coverage available for the settled lawsuits was misrepresented and suppressed. A similar lawsuit was filed in November 2003 by Frank McArthur, also in Alabama state court, naming as defendants Caremark, several insurance companies, attorneys and law firms involved in the 1999 settlement. This lawsuit was stayed as a later-filed class action, but McArthur was subsequently allowed to intervene in the Lauriello action. Following the close of class discovery, the trial court entered an Order on August 15, 2012 that granted the plaintiffs’ motion to certify a class pursuant to Alabama Rule of Civil Procedure 23(b)(3) but denied their request that the class also be certified pursuant to Rule 23(b)(1). In addition, the August 15, 2012 Order appointed class representatives and class counsel. The defendants have filed a notice of appeal with the Alabama Supreme Court and the plaintiffs have filed a notice of cross-appeal. The proceedings in the trial court are stayed by statute pending a decision on the appeal and cross-appeal by the Alabama Supreme Court.

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

In August 2006, the Bellevue case and the North Jackson Pharmacy case were both transferred to Pennsylvania federal court by the Judicial Panel on Multidistrict Litigation for coordinated and consolidated proceedings with other cases before the panel, including cases against other PBMs. Caremark appealed the decision which vacated an order compelling arbitration and staying the proceedings in the Bellevue case and, following the appeal, the Court of Appeals reinstated the order compelling arbitration of the Bellevue case. Following remand, plaintiffs in the Bellevue case sought dismissal of their complaint to permit an immediate appeal of the reinstated order compelling arbitration and pursued an appeal to the Circuit Court of Appeals. In November 2012, the Circuit Court reversed the district court ruling and directed the parties to proceed in federal court. Motions for class certification in the coordinated cases within the multidistrict litigation, including the North Jackson Pharmacy case, remain pending. The consolidated action is now known as the In Re Pharmacy Benefit Managers Antitrust Litigation.

5.                    In November 2009, a securities class action lawsuit was filed in the United States District Court for the District of Rhode Island purportedly on behalf of purchasers of CVS Caremark Corporation stock between May 5, 2009 and November 4, 2009. The lawsuit names the Company and certain officers as defendants and includes allegations of securities fraud relating to public disclosures made by the Company concerning the PBM business and allegations of insider trading. In addition, a shareholder derivative lawsuit was filed in December 2009 in the same court against the directors and certain officers of the Company. A derivative lawsuit is a lawsuit filed by a shareholder purporting to assert claims on behalf of a corporation against directors and officers of the corporation. This lawsuit, which was stayed pending developments in the related securities class action, includes allegations of, among other things, securities fraud, insider trading and breach of fiduciary duties and further alleges that the Company was damaged by the purchase of stock at allegedly inflated prices under its share repurchase program. In January 2011, both lawsuits were transferred to the United States District Court for the District of New Hampshire. In June 2012, the court granted the Company’s motion to dismiss the securities class action. The plaintiffs subsequently filed a notice of appeal of the Court’s ruling on the motion to dismiss, and the appeal is pending. The derivative lawsuit will remain stayed pending the outcome of the appeal of the securities class action.

6.                       In March 2010, the Company learned that various State Attorneys General offices and certain other government agencies were conducting a multi-state investigation of certain of the Company’s business practices similar to those being investigated at that time by the FTC. Twenty-eight states, the District of Columbia and the County of Los Angeles are known to be participating in this investigation. The prior FTC investigation, which commenced in August 2009, was officially concluded in May 2012 when the consent order entered into between the FTC and the Company became final.  The Company continues to cooperate in the multi-state investigation.

7.                       In March 2010, the Company received a subpoena from the OIG requesting information about programs under which the Company has offered customers remuneration conditioned upon the transfer of prescriptions for drugs or medications to our pharmacies in the form of gift cards, cash, non-prescription merchandise or discounts or coupons for non-prescription merchandise. The subpoena relates to an investigation of possible false or otherwise improper claims for payment under the Medicare and Medicaid programs. The Company has been providing documents and other information in response to this request for information.

8.                       The Company received a subpoena from the SEC in February 2011 and has subsequently received additional subpoenas and other requests for information. The SEC’s requests relate to, among other things, public disclosures made by the Company during 2009, transactions in the Company’s securities by certain officers and employees of the Company during 2009 and the purchase accounting for the Longs Drug Stores acquisition. The Company has been providing documents and other information as requested by the SEC.

9.                       In January 2012, the United States District Court for the Eastern District of Pennsylvania unsealed a first amended qui tam complaint filed in August 2011 by an individual relator, who is described in the complaint as having once been employed by a firm providing pharmacy prescription benefit audit and recovery services. The complaint seeks monetary damages and alleges that Caremark’s processing of Medicare claims on behalf of one of its clients violated the federal false claims act. The United States, acting through the U.S. Attorney’s Office in Philadelphia, Pennsylvania, declined to intervene in the lawsuit. Caremark filed a motion to dismiss the amended complaint and the DOJ filed a Statement of Interest with regard to Caremark’s motion to dismiss.  In December 2012, the court denied Caremark’s motion to dismiss the amended complaint.

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

11.                A purported shareholder derivative action was filed on behalf of nominal defendant CVS Caremark Corporation against certain of the Company’s officers and members of its Board of Directors. The action was originally filed in June 2012 and, after the court granted leave to amend the original filing, an amended complaint was filed in November 2012. The amended complaint alleges a single claim for breach of fiduciary duty relating to the Company’s alleged failure to properly implement internal regulatory controls to comply with the Controlled Substances Act and the Combat Methamphetamine Epidemic Act.

12.                In November 2012, the Company received a subpoena from the OIG requesting information concerning automatic refill programs used by pharmacies to refill prescriptions for customers. The Company is cooperating and will be providing documents and other information in response to this request for information.

13.                Effective January 15, 2013, CMS imposed intermediate sanctions on our SilverScript Medicare Part D PDP, consisting of immediate suspension of further plan enrollment and marketing activities. The sanctions relate to our compliance with certain Medicare Part D requirements and do not affect the enrollment status of our current PDP enrollees. CMS has granted a limited waiver of these sanctions to allow our PDP to continue to enroll eligible retirees of existing employer clients into our SilverScript plans and into employer group waiver plans to fulfill our commitments to implement and provide employer group waiver plan services. This limited waiver currently extends through April 30, 2013, and CMS has advised us that it will consider further extensions of the waiver on a rolling basis. At the beginning of the 2013 Medicare Part D plan year, the Company implemented an enrollment systems conversion process and other actions to consolidate our PDP plans. These consolidation efforts have impacted the enrollment and coverage determination services we provide to PDP enrollees. We are cooperating with CMS to address the service issues resulting from our plan consolidation efforts and to develop and implement a corrective action plan to resolve and remove the sanctions. We cannot predict how long the sanctions will remain in effect or the scope of corrective action or other remedial actions that CMS may require in order for the sanctions to be removed.

The Company is also a party to other legal proceedings and inquiries arising in the normal course of its business, none of which is expected to be material to the Company. We can give no assurance, however, that our business, financial condition and results of operations will not be materially adversely affected, or that we will not be required to materially change our business practices, based on: (i) future enactment of new health care or other laws or regulations; (ii) the interpretation or application of existing laws or regulations, including the laws and regulations described in “Business — Government Regulation”, as they may relate to our business, the pharmacy services, retail pharmacy or retail clinic industry or to the health care industry generally; (iii) pending or future federal or state governmental investigations of our business or the pharmacy services, retail pharmacy or retail clinic industry or of the health care industry generally; (iv) institution of government enforcement actions against us; (v) adverse developments in any pending qui tam lawsuit against us, whether sealed or unsealed, or in any future qui tam lawsuit that may be filed against us; or (vi) adverse developments in other pending or future legal proceedings against us or affecting the pharmacy services, retail pharmacy or retail clinic industry or the health care industry generally.

II.    Environmental Matters

1.                       Item 103 of SEC Regulation S-K requires disclosure of certain environmental legal proceedings if management reasonably believes that the proceedings involve potential monetary sanctions of $100,000 or more. On January 24, 2013, the Company entered into Consent Orders with the State of Connecticut to resolve claims of alleged noncompliance with hazardous waste regulations by certain of the Company’s stores in Connecticut. As part of this settlement, the company has agreed to pay $300,000 in civil penalties and $500,000 to fund supplemental environmental projects, and consented to injunctive provisions regarding future compliance with Connecticut waste laws.

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Executive Officers of the Registrant

The following sets forth the name, age and biographical information for each of our executive officers as of February 15, 2013. In each case the officer’s term of office extends to the date of the board of directors meeting following the next annual meeting of stockholders of the Company. Previous positions and responsibilities held by each of the executive officers over the past five years are indicated below:

Lisa G. Bisaccia, age 56, Senior Vice President and Chief Human Resources Officer of CVS Caremark Corporation since January 2010; Vice President, Human Resources of CVS Pharmacy, Inc. from September 2004 through December 2009.

Troyen A. Brennan, M.D., age 58, Executive Vice President and Chief Medical Officer of CVS Caremark Corporation since November 2008; Executive Vice President and Chief Medical Officer of Aetna, Inc. from February 2006 through November 2008; President and Chief Executive Officer of Brigham and Women’s Physician Hospital Organization from 1997 through February 2006; also President and Chief Executive Officer of Brigham and Women’s Physicians Organization from 2000 through February 2006.

Mark S. Cosby, age 54, Executive Vice President of CVS Caremark Corporation and President of CVS/pharmacy since September 2011; President of Stores of Macy’s, Inc., a retail chain, from April 2009 through August 2011; President of Macy’s East from April 2007 through March 2009; Executive Vice President of Real Estate and Development of Macy’s from July 2006 through March 2007.

Laird K. Daniels, age 44, Senior Vice President and Controller and Chief Accounting Officer of CVS Caremark Corporation since January 2010; Vice President of Finance and Retail Controller of CVS Pharmacy, Inc. from May 2009 through December 2009; Vice President of Finance-Corporate Budgeting and Analysis of CVS Pharmacy, Inc. from November 2006 until April 2009.

David M. Denton, age 47, Executive Vice President and Chief Financial Officer of CVS Caremark Corporation since January 2010; Senior Vice President and Controller/Chief Accounting Officer of CVS Caremark Corporation from March 2008 until December 2009; Senior Vice President, Financial Administration of CVS Caremark Corporation and CVS Pharmacy, Inc. from April 2007 to March 2008.

Helena B. Foulkes, age 48, Executive Vice President and Chief Health Care Strategy and Marketing Officer of CVS Caremark Corporation since March 2011; Executive Vice President and Chief Marketing Officer of CVS Caremark Corporation from January 2009 through February 2011; Senior Vice President of Health Services of CVS Caremark Corporation from May 2008 through January 2009, and of CVS Pharmacy, Inc. from October 2007 through January 2009.

Steven J. Gold, age 53, Senior Vice President and Chief Information Officer for CVS Caremark Corporation since July 2012; Senior Vice President and Chief Information Officer of Avaya, Inc. from May 2010 through June 2012; Executive Vice President, Chief Information Officer and Chief Technology Officer of GSI Commerce, Inc. from February 2005 through April 2010.

J. David Joyner, age 48, Executive Vice President of CVS Caremark Corporation since March 2011 and Executive Vice President of Sales and Account Services, Caremark Pharmacy Services since March 2004.

Per G.H. Lofberg, age 65, Executive Vice President of CVS Caremark Corporation; Executive Vice President of CVS Caremark Corporation and President of Caremark Pharmacy Services from January 2010 through August 2012; President and Chief Executive Officer of Generation Health, Inc., a pharmacogenomics company, from November 2008 through December 2009; President and Chief Executive Officer of Merck Capital Ventures, LLC, a venture capital investment company focused on the pharmaceutical industry, from January 2001 through July 2008.

Larry J. Merlo, age 57, President and Chief Executive Officer of CVS Caremark Corporation since March 2011; President and Chief Operating Officer of CVS Caremark Corporation from May 2010 through March 2011; President of CVS/pharmacy from January 2007 through August 2011; Executive Vice President of CVS Caremark Corporation from January 2007 through May 2010; Executive Vice President—Stores of CVS Corporation from April 2000 to January 2007; and Executive Vice President—Stores of CVS Pharmacy, Inc. from March 1998 to January 2007; also a director of CVS Caremark Corporation since May 2010.

Thomas M. Moriarty, age 49, Executive Vice President and General Counsel of CVS Caremark Corporation since October 2012; General Counsel of Celgene Corporation, a global biopharmaceutical company, from May 2012 through September 2012; General Counsel and Corporate Secretary of Medco Health Solutions, Inc., (“Medco”), a pharmacy benefit management company, from March 2008 through April 2012; also President of Global Pharmaceutical Strategies of Medco from March 2011 through April 2012; Senior Vice President, Pharmaceutical Strategies and Solutions of Medco from September 2007 through March 2011; and Senior Vice President, Business Development of Medco from August 2006 through March 2008.

Jonathan C. Roberts, age 57, Executive Vice President of CVS Caremark Corporation and President of Caremark Pharmacy Services since September 2012; Executive Vice President of CVS Caremark Corporation and Chief Operating Officer of Caremark Pharmacy Services from October 2010 through August 2011; Executive Vice President, Rx Purchasing, Pricing and Network Relations of CVS Caremark Corporation from January 2009 through October 2010; Senior Vice President and Chief Information Officer of CVS Caremark Corporation from May 2008 until January 2009, and of CVS Pharmacy, Inc. from January 2006 until January 2009.

Andrew J. Sussman, M.D., age 47, Senior Vice President and Associate Chief Medical Officer of CVS Caremark Corporation since March 2011 and President of MinuteClinic, L.L.C., the Company’s retail-based health clinic subsidiary, since September 2009; Executive Vice President and Chief Operating Officer of the University of Massachusetts Memorial Medical Center, the major teaching affiliate of UMass Medical School, from May 2004 through August 2009.

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

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2012	High	$45.88	$46.93	$48.69	$49.80	$49.80
	Low	$41.01	$43.08	$43.65	$44.33	$41.01
	Cash dividends per common share	$0.16250	$0.16250	$0.16250	$0.16250	$0.65000
2011	High	$35.95	$39.50	$38.82	$41.35	$41.35
	Low	$32.08	$34.21	$31.30	$32.28	$31.30
	Cash dividends per common share	$0.12500	$0.12500	$0.12500	$0.12500	$0.50000

CVS Caremark has paid cash dividends every quarter since becoming a public company. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company’s Board of Directors. As of February 8, 2013, there were 22,251 registered shareholders according to the records maintained by our transfer agent.

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

On August 23, 2011, our Board of Directors authorized a share repurchase program for up to $4.0 billion of our outstanding common stock (the “2011 Repurchase Program”). The share repurchase authorization under the 2011 Repurchase Program, which was effective immediately, permitted the Company to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase transactions, and/or other derivative transactions.

Pursuant to the authorization under the 2011 and 2012 Repurchase Programs, on September 19, 2012, the Company entered into a $1.2 billion fixed dollar accelerated share repurchase (“ASR”) agreement with Barclays Bank PLC (“Barclays”). Upon payment of the $1.2 billion purchase price on September 20, 2012, the Company received a number of shares of its common stock equal to 50% of the $1.2 billion notional amount of the ASR agreement or approximately 12.6 million shares at a price of $47.71 per share. The Company received approximately 13.0 million shares of common stock on November 16, 2012 at an average price of $46.96 per share, representing the remaining 50% of the $1.2 billion notional amount of the ASR agreement and thereby concluding the agreement. The total of 25.6 million shares of common stock delivered to the Company by Barclays over the term of the ASR agreement were placed into treasury stock.

During the year ended December 31, 2012, the Company repurchased an aggregate of 95.0 million shares of common stock for approximately $4.3 billion under the 2011 and 2012 Repurchase Programs. As of December 31, 2012, the 2011 Repurchase Program was complete and there remained approximately $4.7 billion available for future repurchases under the 2012 Repurchase Program.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2012 through October 31, 2012	—	—	—	$4,998,170,756
November 1, 2012 through November 30, 2012	15,606,222	$46.07	15,606,222	$4,879,043,443
December 1, 2012 through December 31, 2012	4,490,900	$46.76	4,490,900	$4,669,070,943
	20,097,122		20,097,122

Item 6. Selected Financial Data

The selected consolidated financial data of CVS Caremark Corporation as of and for the periods indicated in the five-year period ended December 31, 2012 have been derived from the consolidated financial statements of CVS Caremark Corporation. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and the audit reports of Ernst & Young LLP, which are incorporated elsewhere herein.

In millions, except per share amounts	2012(1) (5)	2011(1)	2010(1)	2009(1)	2008(1)
Statement of operations data:
Net revenues	$123,133	$107,100	$95,778	$98,215	$87,005
Gross profit	22,506	20,561	20,219	20,358	18,272
Operating expenses	15,278	14,231	14,082	13,933	12,237

Operating profit	7,228	6,330	6,137	6,425	6,035
Interest expense, net	557	584	536	525	509
Loss on early extinguishment of debt	348	—	—	—	—
Income tax provision(2)	2,441	2,258	2,179	2,200	2,189

Income from continuing operations	3,882	3,488	3,422	3,700	3,337
Income (loss) from discontinued operations, net of tax (3)	(7)	(31)	2	(4)	(125)

Net income	3,875	3,457	3,424	3,696	3,212
Net loss attributable to noncontrolling interest(4)	2	4	3	—	—
Preference dividends, net of income tax benefit	—	—	—	—	(14)

Net income attributable to CVS Caremark	$3,877	$3,461	$3,427	$3,696	$3,198

Per common share data:
Basic earnings per common share:
Income from continuing operations attributable to CVS Caremark	$3.06	$2.61	$2.51	$2.58	$2.32
Loss from discontinued operations attributable to CVS Caremark	(0.01)	(0.02)	—	—	(0.09)

Net income attributable to CVS Caremark	$3.05	$2.59	$2.51	$2.58	$2.23

Diluted earnings per common share:
Income from continuing operations attributable to CVS Caremark	$3.03	$2.59	$2.49	$2.55	$2.27
Loss from discontinued operations attributable to CVS Caremark	(0.01)	(0.02)	—	—	(0.09)

Net income attributable to CVS Caremark	$3.03	$2.57	$2.49	$2.55	$2.18

Cash dividends per common share	$0.650	$0.500	$0.350	$0.305	$0.258
Balance sheet and other data:
Total assets	$65,912	$64,543	$62,169	$61,641	$60,960
Long-term debt	$9,133	$9,208	$8,652	$8,756	$8,057
Total shareholders’ equity	$37,704	$38,051	$37,700	$35,768	$34,574
Number of stores (at end of year)	7,508	7,388	7,248	7,095	6,997

(1)         On December 23, 2008, our Board of Directors approved a change in our fiscal year-end from the Saturday nearest December 31 of each year to December 31 of each year to better reflect our position in the health care, rather than the retail, industry. The fiscal year change was effective beginning with the fourth quarter of fiscal 2008. As you review our operating performance, please consider that 2012 includes 366 days, 2011, 2010 and 2009 include 365 days, and fiscal 2008 includes 368 days.

(2)         Income tax provision includes the effect of the following: (i) in 2010, the recognition of $47 million of previously unrecognized tax benefits, including interest, relating to the expiration of various statutes of limitation and settlements with tax authorities, (ii) in 2009, the recognition of $167 million of previously unrecognized tax benefits, including interest, relating to the expiration of various statutes of limitation and settlements with tax authorities.

(3)         As discussed in Note 4 to the consolidated financial statements, the results of the TheraCom business are presented as discontinued operations and have been excluded from continuing operations for all periods presented.

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

Below is a summary of the results of discontinued operations:

	Fiscal Year
In millions	2012	2011	2010	2009	2008

Income from operations of TheraCom	$—	$18	$28	$13	$11
Gain on disposal of TheraCom	—	53	—	—	—
Loss on disposal of Linens ‘n Things	(12)	(7)	(24)	(19)	(214)
Income tax benefit (provision)	5	(95)	(2)	2	78

Income (loss) from discontinued operations, net of tax	$(7)	$(31)	$2	$(4)	$(125)

(4)         Represents the minority shareholders’ portion of the net loss from our then-majority owned subsidiary, Generation Health, Inc., acquired in the fourth quarter of 2009. In June 2012, the Company acquired the remaining 40% interest in Generation Health, Inc. from minority shareholders and employee option holders for $26 million and $5 million, respectively, for a total of $31 million.

(5)         Effective January 1, 2012, the Company changed its methods of accounting for prescription drug inventories in the Retail Pharmacy Segment. Additional details of the accounting change are discussed in Note 2 to the consolidated financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We refer you to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which includes our “Cautionary Statement Concerning Forward-Looking Statements” at the end of such section of our Annual Report to Stockholders for the year ended December 31, 2012, which section is incorporated by reference herein.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2012, the Company had no derivative financial instruments or derivative commodity instruments in place and believes that its exposure to market risk associated with other financial instruments, principally interest rate risk inherent in its debt portfolio, is not material.

Item 8. Financial Statements and Supplementary Data

We refer you to the “Consolidated Statements of Income,” “Consolidated Balance Sheets,” “Consolidated Statements of Shareholders’ Equity,” “Consolidated Statements of Cash Flows,” and “Notes to Consolidated Financial Statements,” and “Report of Independent Registered Public Accounting Firm” of our Annual Report to Stockholders for the fiscal year ended December 31, 2012, which sections are incorporated by reference herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of December 31, 2012, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Internal control over financial reporting: We refer you to “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” of our Annual Report to Stockholders for the fiscal year ended December 31, 2012, which are incorporated by reference herein, for Management’s report on the Registrant’s internal control over financial reporting and the Independent Registered Public Accounting Firm’s report with respect to the effectiveness of internal control over financial reporting.

Changes in internal control over financial reporting: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that occurred during the fourth quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

No events have occurred during the fourth quarter that would require disclosure under this item.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We refer you to our Proxy Statement for the 2013 Annual Meeting of Stockholders under the captions “Committees of the Board,” “Code of Conduct,” “Director Nominations,” “Audit Committee Report,” “Biographies of our Board Nominees,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which sections are incorporated by reference herein. Biographical information on our executive officers is contained in Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation

We refer you to our Proxy Statement for the 2013 Annual Meeting of Stockholders under the captions “Executive Compensation and Related Matters,” including “Compensation Discussion & Analysis” and “Management Planning and Development Committee Report,” which sections are incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We refer you to our Proxy Statement for the 2013 Annual Meeting of Stockholders under the captions “Share Ownership of Directors and Certain Executive Officers,” and “Share Ownership of Principal Stockholders” which sections are incorporated by reference herein, for information concerning security ownership of certain beneficial owners and management and related stockholder matters.

The following table summarizes information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2012.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (1)
Equity compensation plans approved by stockholders (2)	40,929	$36.57	47,885
Equity compensation plans not approved by stockholders	—	—	—
Total	40,929	$36.57	47,885

(1)         Shares in thousands.

(2)         The number of shares available for delivery under the 2010 Incentive Compensation Plan (the “2010 ICP”) is subject to adjustment in the event shares subject to awards under a predecessor plan are cancelled or forfeited; in such event the shares shall again be available for grants or awards. See Note 14, “Stock Incentive Plans” to the consolidated financial statements for amendments to the 2010 ICP.

Item 13. Certain Relationships and Related Transactions and Director Independence

We refer you to our Proxy Statement for the 2013 Annual Meeting of Stockholders under the caption “Independence Determinations for Directors” and “Certain Transactions with Directors and Officers,” which sections are incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

We refer you to our Proxy Statement for the 2013 Annual Meeting of Stockholders under the caption “Item 2: Ratification of Appointment of Independent Registered Public Accounting Firm,” which section is incorporated by reference herein.

PART IV

Item 15. Exhibits and Financial Statement Schedules

A. Documents filed as part of this report:

1.                      Financial Statements:

The following financial statements are incorporated by reference from our Annual Report to Stockholders for the fiscal year ended December 31, 2012, as provided in Item 8 hereof:

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

3.1E*

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

10.11*	Caremark Rx, Inc. 2004 Incentive Stock Plan [incorporated by reference to Exhibit 99.2 of the Registrant’s Registration Statement No. 333-141481 on Form S-8 filed March 22, 2007].

10.12*	2007 Employee Stock Purchase Plan [incorporated by reference to Exhibit D of the Registrant’s Definitive Proxy Statement filed April 4, 2007 (Commission File No. 001-01011)].

10.13*

Amended and Restated Employment Agreement dated as of December 22, 2008 between the Registrant and the Registrant’s President and Chief Executive Officer [incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (Commission File No. 001-01011)].

10.14*

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

10.16*

Employment Agreement between the Registrant and the Registrant’s Executive Vice President and President of Caremark Pharmacy Services effective as of January 1, 2010 [incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (Commission File No. 001-01011)].

10.17*

Change in Control Agreement between the Registrant and the Registrant’s Executive Vice President and former President of Caremark Pharmacy Services effective as of January 1, 2010 [incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (Commission File No. 001-01011)].

10.18*

Long Term Incentive Plan — former President, Pharmacy Benefit Management [incorporated by reference to Exhibit 10.36 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (Commission File No. 001-01011)].

10.19*

Change in Control Agreement dated December 22, 2008 between the Registrant and the Registrant’s Executive Vice President and Chief Financial Officer [incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (Commission File No. 001-01011)].

10.20*

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

10.21*

Executive Severance Policy effective March 31, 2011 [incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (Commission File No. 001-01011)].

10.22*

Letter Agreement dated August 5, 2011 between the Registrant and the Registrant’s Executive Vice President and President — CVS/pharmacy [incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (Commission File No. 001-01011)].

10.23*

Change in Control Agreement dated September 1, 2011 between the Registrant and the Registrant’s Executive Vice President and President — CVS/pharmacy [incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (Commission File No. 001-01011)].

10.24*

Amendment No. 1, dated as of November 22, 2011, to the Five Year Credit Agreement dated as of March 12, 2007 by and among the Registrant, the Lenders party thereto, the Co-Syndication Agents and Co-Documentation Agents named therein, and The Bank of New York Mellon, as Administrative Agent [incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (Commission File No. 001-01011)].

10.25*

Amendment No. 1, dated as of November 22, 2011, to the Three Year Credit Agreement dated as of May 27, 2010 by and among the Registrant, the Lenders party thereto, the Co-Syndication Agents and Co-Documentation Agents named therein, and The Bank of New York Mellon, as Administrative Agent [incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (Commission File No. 001-01011)].

10.26*

Amendment No. 1, dated as of November 22, 2011, to the Credit Agreement dated as of May 12, 2011 by and among the Registrant, the Lenders party thereto, the Co-Syndication Agents and Co-Documentation Agents named therein, and The Bank of New York Mellon, as Administrative Agent [incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (Commission File No. 001-01011)].

10.27*

Amendment dated March 29, 2012 to the Employment Agreement between the Registrant and the Registrant’s Executive Vice President and President of CVS Caremark Pharmacy Services [incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 29, 2012 (Commission File No. 001-01011)].

10.28*

Form of Restricted Stock Unit Agreement between the Registrant and the Registrant’s President and Chief Executive Officer [incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012 (Commission File No. 001-01011)].

10.29*

Five Year Credit Agreement dated as of February 17, 2012, by and among the Registrant, the lenders party thereto, Barclays Capital and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, Bank of America, N.A. and Wells Fargo Bank, N.A., as Co-Documentation Agents, and The Bank of New York Mellon, as Administrative Agent [incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012 (Commission File No. 001-01011)].

10.30	2010 Incentive Compensation Plan, as amended through January 15, 2013.

10.31	Amendment dated December 21, 2012 to the Amended and Restated Employment Agreement dated as of December 22, 2008 between the Registrant and the Registrant’s President and Chief Executive Officer.

10.32	Amendment dated as of December 31, 2012 to the Change in Control Agreement dated December 22, 2008 between the Registrant and the Registrant’s Executive Vice President and Chief Financial Officer.

10.33	Change in Control Agreement dated December 22, 2008 between the Registrant and the Registrant’s Executive Vice President and President of CVS Caremark Pharmacy Services .

10.34

Amendment dated as of December 31, 2012 to the Change in Control Agreement dated December 22, 2008 between the Registrant and the Registrant’s Executive Vice President and President of CVS Caremark Pharmacy Services.

10.35	The Registrant’s Partnership Equity Program ( Revised December 2012).

10.36	Form of Partnership Equity Program Participant Purchased RSUs, Company Matching RSUs and Company Matching Options Agreement. (Pre-Tax).

10.37	Form of Partnership Equity Program Participant Purchased Shares, Company Matching RSUs and Company Matching Option Agreement. (Post-Tax).

10.38	Form of Non-Qualified Stock Option Agreement between the Registrant and the selected employees of the Registrant.

10.39	Form of Restricted Stock Unit Agreement — Annual Grant — between the Registrant and the selected employees of the Registrant.

10.40	Form of Performance-Based Restricted Stock Unit Agreement between the Registrant and the selected employees of the Registrant.

10.41	The Registrant’s Long-Term Incentive Plan.

10.42	The Registrant’s 2012 Management Incentive Plan.

10.43	The Registrant’s Performance-Based Restricted Stock Unit Plan.

13	Portions of the 2012 Annual Report to Stockholders of CVS Caremark Corporation, which are specifically designated in this Form 10-K as being incorporated by reference.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the CVS Caremark Corporation Annual Report on Form 10-K for the year ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CVS CAREMARK CORPORATION

Date: February 15, 2013	By:	/s/ DAVID M. DENTON
David M. Denton
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ C. DAVID BROWN II	Director	February 15, 2013
C. David Brown II

/s/ LAIRD K. DANIELS	Senior Vice President — Finance and Controller (Principal Accounting Officer)	February 15, 2013
Laird K. Daniels

/s/ DAVID M. DENTON	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 15, 2013
David M. Denton

/s/ DAVID W. DORMAN	Chairman of the Board and Director	February 15, 2013
David W. Dorman

/s/ ANNE M. FINUCANE	Director	February 15, 2013
Anne M. Finucane

/s/ KRISTEN GIBNEY- WILLIAMS	Director	February 15, 2013
Kristen Gibney Williams

/s/ MARIAN L. HEARD	Director	February 15, 2013
Marian L. Heard

/s/ LARRY J. MERLO	President and Chief Executive Officer (Principal Executive Officer) and Director	February 15, 2013
Larry J. Merlo

Signature	Title(s)	Date

/s/ JEAN-PIERRE MILLON	Director	February 15, 2013
Jean-Pierre Millon

/s/ C.A. LANCE PICCOLO	Director	February 15, 2013
C.A. Lance Piccolo

/s/ RICHARD J. SWIFT	Director	February 15, 2013
Richard J. Swift

/s/ TONY L. WHITE	Director	February 15, 2013
Tony L. White