Form 10-Q
period 2013-03-31
CVS CAREMARK CORP
filed 2013-05-01
CIK 64803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2013

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

Common Stock, $0.01 par value, issued and outstanding at April 24, 2013:

1,224,392,685 shares

Part I	Item 1

CVS Caremark Corporation
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
In millions, except per share amounts	2013	2012

Net revenues	$30,763	$30,798
Cost of revenues	25,181	25,685
Gross profit	5,582	5,113
Operating expenses	3,883	3,709
Operating profit	1,699	1,404
Interest expense, net	126	132
Income before income tax provision	1,573	1,272
Income tax provision	617	496
Income from continuing operations	956	776
Loss from discontinued operations, net of tax	—	(1)
Net income	956	775
Net loss attributable to noncontrolling interest	—	1
Net income attributable to CVS Caremark	$956	$776
Basic earnings per common share:
Income from continuing operations attributable to CVS Caremark	$0.78	$0.60
Income (loss) from discontinued operations attributable to CVS Caremark	—	—
Net income attributable to CVS Caremark	$0.78	$0.60
Weighted average basic common shares outstanding	1,232	1,299
Diluted earnings per common share:
Income from continuing operations attributable to CVS Caremark	$0.77	$0.59
Income (loss) from discontinued operations attributable to CVS Caremark	—	—
Net income attributable to CVS Caremark	$0.77	$0.59
Weighted average diluted common shares outstanding	1,241	1,309
Dividends declared per common share	$0.2250	$0.1625

See accompanying notes to condensed consolidated financial statements.

CVS Caremark Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
In millions	2013	2012

Net income	$956	$775
Other comprehensive income (loss):
Net cash flow hedges, net of tax	1	1
Foreign currency translation adjustments, net of tax	(2)	—
Comprehensive income	955	776
Comprehensive loss attributable to noncontrolling interest	—	1
Comprehensive income attributable to CVS Caremark	$955	$777

See accompanying notes to condensed consolidated financial statements.

CVS Caremark Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

In millions, except per share amounts	March 31, 2013	December 31, 2012

Assets:
Cash and cash equivalents	$1,551	$1,375
Short-term investments	5	5
Accounts receivable, net	6,635	6,473
Inventories	10,592	10,759
Deferred income taxes	604	663
Other current assets	340	577
Total current assets	19,727	19,852
Property and equipment, net	8,556	8,632
Goodwill	26,575	26,395
Intangible assets, net	9,738	9,753
Other assets	1,472	1,280
Total assets	$66,068	$65,912

Liabilities:
Accounts payable	$5,506	$5,070
Claims and discounts payable	3,854	3,974
Accrued expenses	3,523	4,051
Short-term debt	300	690
Current portion of long-term debt	12	5
Total current liabilities	13,195	13,790
Long-term debt	9,352	9,133
Deferred income taxes	3,774	3,784
Other long-term liabilities	1,538	1,501
Commitments and contingencies (Note 7)	—	—

Shareholders’ equity:
Preferred stock, par value $0.01: 0.1 share authorized; none issued or outstanding	—	—
Common stock, par value $0.01: 3,200 shares authorized; 1,671 shares issued and 1,228 shares outstanding at March 31, 2013 and 1,667 shares issued and 1,231 shares
outstanding at December 31, 2012	17	17
Treasury stock, at cost: 441 shares at March 31, 2013 and 435 shares at December 31,
2012	(16,625)	(16,270)
Shares held in trust: 1 share at March 31, 2013 and December 31, 2012	(31)	(31)
Capital surplus	29,302	29,120
Retained earnings	25,728	25,049
Accumulated other comprehensive loss	(182)	(181)
Total shareholders’ equity	38,209	37,704
Total liabilities and shareholders’ equity	$66,068	$65,912

See accompanying notes to condensed consolidated financial statements.

CVS Caremark Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
In millions	2013	2012
Cash flows from operating activities:
Cash receipts from customers	$28,018	$29,207
Cash paid for inventory and prescriptions dispensed by retail network pharmacies	(22,270)	(22,515)
Cash paid to other suppliers and employees	(3,889)	(3,751)
Interest received	1	1
Interest paid	(104)	(128)
Income taxes paid	(116)	(28)
Net cash provided by operating activities	1,640	2,786
Cash flows from investing activities:
Purchases of property and equipment	(318)	(376)
Proceeds from sale of property and equipment	5	—
Acquisitions (net of cash acquired) and other investments	(254)	(74)
Proceeds from sale of subsidiary	—	7
Net cash used in investing activities	(567)	(443)
Cash flows from financing activities:
Decrease in short-term debt	(390)	(750)
Repayments of long-term debt	—	(52)
Dividends paid	(277)	(211)
Proceeds from exercise of stock options	150	278
Excess tax benefits from stock-based compensation	13	—
Repurchase of common stock	(393)	(810)
Net cash used in financing activities	(897)	(1,545)
Net increase in cash and cash equivalents	176	798
Cash and cash equivalents at beginning of period	1,375	1,413
Cash and cash equivalents at end of period	$1,551	$2,211
Reconciliation of net income to net cash provided by operating activities:
Net income	$956	$775
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	502	423
Stock-based compensation	34	36
Deferred income taxes and other noncash items	66	21
Change in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(113)	(70)
Inventories	193	(776)
Other current assets	238	286
Other assets	(135)	(189)
Accounts payable and claims and discounts payable	(230)	1,044
Accrued expenses	105	1,250
Other long-term liabilities	24	(14)
Net cash provided by operating activities	$1,640	$2,786

See accompanying notes to condensed consolidated financial statements.

CVS Caremark Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CVS Caremark Corporation and its majority-owned subsidiaries (“CVS Caremark” or the “Company”) have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. In accordance with such rules and regulations, certain information and accompanying note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in Exhibit 13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”).

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

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

As of March 31, 2013, the carrying value of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximated their fair value due to the short-term nature of these financial instruments. The Company invests in money market funds, commercial paper and time deposits that are classified as cash and cash equivalents within the accompanying condensed consolidated balance sheets, as these funds are highly liquid and readily convertible to known amounts of cash. These investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company’s short-term investments consist of certificates of deposit with initial maturities of greater than three months when purchased. These investments, which are classified within Level 1 of the fair value hierarchy, are carried at historical cost, which approximated fair value at March 31, 2013. The carrying amount and estimated fair value of the Company’s total long-term debt was $9.4 billion and $10.7 billion, respectively, as of March 31, 2013. The fair value of the Company’s long-term debt was estimated based on quoted prices currently offered in active markets for the Company’s debt, which is considered Level 1 of the fair value hierarchy.

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

Revenue is recognized when: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller’s price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured. The following revenue recognition policies have been established for the Pharmacy Services Segment:

•
Revenues generated from prescription drugs sold by mail service pharmacies are recognized when the prescription is shipped. At the time of shipment, the Pharmacy Services Segment has performed substantially all of its obligations under its client contracts and does not experience a significant level of returns or reshipments.

•
Revenues generated from prescription drugs sold by third party pharmacies in the Pharmacy Services Segment’s retail pharmacy network and associated administrative fees are recognized at the Pharmacy Services Segment’s point-of-sale, which is when the claim is adjudicated by the Pharmacy Services Segment’s online claims processing system.

The Pharmacy Services Segment determines whether it is the principal or agent for its retail pharmacy network transactions on a contract by contract basis. In the majority of its contracts, the Pharmacy Services Segment has determined it is the principal due to it: (i) being the primary obligor in the arrangement, (ii) having latitude in establishing the price, changing the product or performing part of the service, (iii) having discretion in supplier selection, (iv) having involvement in the determination of product or service specifications, and (v) having credit risk. The Pharmacy Services Segment’s obligations under its client contracts for which revenues are reported using the gross method are separate and distinct from its obligations to the third party pharmacies included in its retail pharmacy network contracts. Pursuant to these contracts, the Pharmacy Services Segment is contractually required to pay the third party pharmacies in its retail pharmacy network for products sold, regardless of whether the Pharmacy Services Segment is paid by its clients. The Pharmacy Services Segment’s responsibilities under its client contracts typically include validating eligibility and coverage levels, communicating the prescription price and the co-payments due to the third party retail pharmacy, identifying possible adverse drug interactions for the pharmacist to address with the prescriber prior to dispensing, suggesting generic alternatives where clinically appropriate and approving the prescription for dispensing. Although the Pharmacy Services Segment does not have credit risk with respect to Retail Co-Payments, management believes that all of the other indicators of gross revenue reporting are present. For contracts under which the Pharmacy Services Segment acts as an agent, revenue is recognized using the net method.

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

Retail Pharmacy Segment

The Retail Pharmacy Segment recognizes revenue from the sale of merchandise (other than prescription drugs) at the time the merchandise is purchased by the retail customer. Revenue from the sale of prescription drugs is recognized at the time the prescription is filled as opposed to upon delivery as required under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 605, Revenue Recognition. For substantially all prescriptions, the fill date and the delivery date occur in the same reporting period. The effect on both revenue and income of recording prescription drug sales upon fill as opposed to delivery is immaterial. Customer returns are not material. Revenue generated from the performance of services in the Retail Pharmacy Segment’s health care clinics is recognized at the time the services are performed.

See Note 6 for additional information about the revenues of the Company’s business segments.

New Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update ("ASU") 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 allows entities to use a qualitative approach to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount and recognize an impairment loss, if any, to the extent the carrying value exceeds its fair value. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company believes that the adoption of ASU 2012-02 will not have a material effect on its consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The additional disclosures include: (1) changes in accumulated other comprehensive income balances by component and (2) significant items reclassified out of accumulated other comprehensive income. The changes in accumulated other comprehensive income balance by component will be disaggregated to separately present reclassification adjustments and current-period other comprehensive income. Significant items reclassified out of accumulated other comprehensive income by component are required to be presented either on the face of the statement of income or as separate disclosure in the notes to the financial statements. These additional disclosures may be presented before-tax or net-of-tax as long as the income tax benefit or expense attributed to each component of other comprehensive income and reclassification adjustments is presented in the financial statement or in the notes to the financial statements. ASU 2013-02 is effective for interim and annual periods beginning after December 15, 2012 and should be applied prospectively. The adoption of ASU 2013-02 did not have a material effect on the Company's consolidated financial statements. The expanded disclosures are included in Note 2 to these condensed consolidated financial statements for the three months ended March 31, 2013.

Note 2 – Accumulated Other Comprehensive Income

The following table summarizes the activity within the components of accumulated other comprehensive income. The losses on cash flow hedges relate to hedging activity executed in previous years associated with the issuance of long-term debt. The amounts related to defined benefit pension plans represent changes in the net actuarial gains and losses.

Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)
Three Months Ended March 31, 2013

In millions	Losses on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency	Total

Balance, December 31, 2012	$(16)	$(165)	$—	$(181)
Other comprehensive income (loss) before reclassifications	—	—	(2)	(2)
Amounts reclassified from accumulated other comprehensive income (2)	1	—	—	1
Net other comprehensive income (loss)	1	—	(2)	(1)
Balance, March 31, 2013	$(15)	$(165)	$(2)	$(182)

(1) All amounts are net of tax.
(2) The amounts reclassified from accumulated other comprehensive income are recorded within interest expense, net on the condensed consolidated statement of income.

Note 3 – Share Repurchase Program

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

During the three months ended March 31, 2013, the Company repurchased an aggregate of 7.4 million shares of common stock for approximately $393 million pursuant to the 2012 Repurchase Program. As of March 31, 2013, there remained approximately $4.3 billion available for future repurchases under the 2012 Repurchase Program.

Note 4 – Interest Expense

The following are the components of net interest expense:

	Three Months Ended March 31,
In millions	2013	2012
Interest expense	$127	$133
Interest income	(1)	(1)
Interest expense, net	$126	$132

Note 5 – Earnings Per Share

Basic earnings per common share attributable to CVS Caremark is computed by dividing: (i) net income attributable to CVS Caremark by (ii) the weighted average number of common shares outstanding in the period (the “Basic Shares”).

Diluted earnings per common share attributable to CVS Caremark is computed by dividing: (i) net income attributable to CVS Caremark by (ii) Basic Shares plus the additional shares that would be issued assuming that all dilutive stock awards are exercised. Options to purchase approximately 8.1 million and 0.1 million shares of common stock were outstanding, but were not included in the calculation of diluted earnings per share for the three months ended March 31, 2013 and 2012, respectively, because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

The following is a reconciliation of basic and diluted earnings per common share for the respective periods:

	Three Months Ended March 31,
In millions, except per share amounts	2013	2012
Numerators for earnings per common share calculations:
Income from continuing operations	$956	$776
Net loss attributable to noncontrolling interest	—	1
Income from continuing operations attributable to CVS Caremark	956	777
Loss from discontinued operations, net of tax	—	(1)
Net income attributable to CVS Caremark, basic and diluted	$956	$776
Denominators for earnings per common share calculations:
Weighted average common shares, basic	1,232	1,299
Effect of dilutive securities:
Stock options	7	9
Restricted stock units	2	1
Weighted average common shares, diluted	1,241	1,309
Basic earnings per common share:
Income from continuing operations attributable to CVS Caremark	$0.78	$0.60
Loss from discontinued operations attributable to CVS Caremark	—	—
Net income attributable to CVS Caremark	$0.78	$0.60
Diluted earnings per common share:
Income from continuing operations attributable to CVS Caremark	$0.77	$0.59
Loss from discontinued operations attributable to CVS Caremark	—	—
Net income attributable to CVS Caremark	$0.77	$0.59

Note 6 – Segment Reporting

The Company has three reportable segments: Pharmacy Services, Retail Pharmacy and Corporate. The Company’s segments maintain separate financial information for which operating results are evaluated on a regular basis by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company evaluates its Pharmacy Services and Retail Pharmacy segments’ performance based on net revenue, gross profit and operating profit before the effect of nonrecurring charges and gains and certain intersegment activities. The Company evaluates the performance of its Corporate Segment based on operating expenses before the effect of nonrecurring charges and gains and certain intersegment activities.

The Pharmacy Services Segment provides a full range of pharmacy benefit management (“PBM”) services including mail order and specialty pharmacy services, plan design and administration, formulary management, discounted drug purchase arrangements, Medicare Part D services, retail pharmacy network management services, prescription management systems, clinical services, disease management services and pharmacogenomics. The Company’s customers are primarily employers, insurance companies, unions, government employee groups, managed care organizations, other sponsors of health benefit plans and individuals throughout the United States. In addition, through the Company’s SilverScript Insurance Company subsidiary, the Company is a national provider of drug benefits to eligible beneficiaries under the Federal Government’s Medicare Part D program. The Pharmacy Services business operates under the CVS Caremark® Pharmacy Services, Caremark®, CVS Caremark®, CarePlus CVS/pharmacy®, CarePlus®, RxAmerica®, Accordant® and Novologix® names. As of March 31, 2013, the Pharmacy Services Segment operated 31 retail specialty pharmacy stores, 12 specialty mail order pharmacies and four mail service pharmacies located in 22 states, Puerto Rico and the District of Columbia.

The Retail Pharmacy Segment sells prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, photo finishing, seasonal merchandise, greeting cards and convenience foods through the Company’s CVS/pharmacy®, Longs Drugs® and Drogaria Onofre® retail stores and online through CVS.com®. As of March 31, 2013, the Retail Pharmacy Segment included 7,531 retail drugstores (of which 7,474 operated a pharmacy), 18 onsite pharmacies, 649 retail health care clinics, and the online retail website, CVS.com. The retail drugstores are located in 42 states, the District of Columbia, Puerto Rico and Brazil. The retail health care clinics operate under the MinuteClinic® name, and 642 are located within CVS/pharmacy stores. MinuteClinics utilize nationally-recognized medical protocols to diagnose and treat minor health conditions, perform health screenings, monitor chronic conditions and deliver vaccinations. The clinics are staffed by board-certified nurse practitioners and physician assistants who provide access to affordable care without appointment.

The Corporate Segment provides management and administrative services to support the Company. The Corporate Segment consists of certain aspects of our executive management, corporate relations, legal, compliance, human resources, corporate information technology and finance departments.

In millions	Pharmacy Services Segment(1)	Retail Pharmacy Segment	Corporate Segment	Intersegment Eliminations(2)	Consolidated Totals
Three Months Ended
March 31, 2013:
Net revenues	$18,311	$16,051	$—	$(3,599)	$30,763
Gross profit	768	4,952	—	(138)	5,582
Operating profit (loss)	499	1,537	(199)	(138)	1,699
March 31, 2012:
Net revenues	18,300	16,024	—	(3,526)	30,798
Gross profit	616	4,572	—	(75)	5,113
Operating profit (loss)	349	1,298	(168)	(75)	1,404
Total assets:
March 31, 2013	35,650	29,552	1,550	(684)	66,068
December 31, 2012	36,057	29,183	1,408	(736)	65,912
Goodwill:
March 31, 2013	19,658	6,917	—	—	26,575
December 31, 2012	19,646	6,749	—	—	26,395

(1)          Net revenues of the Pharmacy Services Segment include approximately $2.2 billion and $2.3 billion of retail co-payments for the three months ended March 31, 2013 and 2012, respectively.
(2)        Intersegment eliminations relate to two types of transactions: (i) Intersegment revenues that occur when Pharmacy Services Segment customers use Retail Pharmacy Segment stores to purchase covered products. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue on a standalone basis, and (ii) Intersegment revenues, gross profit and operating profit that occur when Pharmacy Services Segment customers, through the Company’s intersegment activities (such as the Maintenance Choice program), elect to pick-up their maintenance prescriptions at Retail Pharmacy Segment stores instead of receiving them through the mail. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue, gross profit and operating profit on a standalone basis. The following amounts are eliminated in consolidation in connection with the item (ii) intersegment activity: net revenues of $939 million and $798 million for the three months ended March 31, 2013 and 2012, respectively, gross profit and operating profit of $138 million and $75 million for the three months ended March 31, 2013 and 2012, respectively.

Note 7 – Commitments and Contingencies

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

As of March 31, 2013, the Company guaranteed approximately 71 such store leases (excluding the lease guarantees related to Linens ‘n Things), with the maximum remaining lease term extending through 2024. Management believes the ultimate disposition of any of the remaining guarantees will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or future cash flows.

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

Caremark (the term “Caremark” being used herein to generally refer to any one or more PBM subsidiaries of the Company, as applicable) is a defendant in a qui tam lawsuit initially filed by a relator on behalf of various state and federal government agencies in Texas federal court in 1999. The case was unsealed in May 2005. The case seeks monetary damages and alleges that Caremark’s processing of Medicaid and certain other government claims on behalf of its clients (which allegedly resulted in underpayments from our clients to the applicable government agencies) on one of Caremark’s adjudication platforms violates applicable federal or state false claims acts and fraud statutes. The United States and the States of Texas, Tennessee, Florida, Arkansas, Louisiana and California intervened in the lawsuit, but Tennessee and Florida withdrew from the lawsuit in August 2006 and May 2007, respectively. Thereafter, in 2008, the Company prevailed on several motions for partial summary judgment and, following an appellate ruling from the Fifth Circuit Court of Appeals in 2011 that affirmed in part and reversed in part these prior rulings, the claims asserted in the case against Caremark have been substantially narrowed. In December 2007, the Company received a document subpoena from the Office of Inspector General ("OIG") within the U.S. Department of Health and Human Services ("HHS"), requesting information relating to the processing of Medicaid and other government agency claims on a different adjudication platform of Caremark. The Company has been conducting discussions with the United States Department of Justice ("DOJ") and the OIG regarding a possible settlement of these legal matters.

In April 2009, the State of Texas filed a purported civil enforcement action against Caremark for injunctive relief, damages and civil penalties in Travis County, Texas alleging that Caremark violated the Texas Medicaid Fraud Prevention Act and other state laws based on our processing of Texas Medicaid claims on behalf of PBM clients on one of Caremark's adjudication platforms. In September 2011, the Company prevailed on a motion for partial summary judgment against the State of Texas and narrowed the remaining claims in the lawsuit. In October 2009 and October 2010, the Company received civil investigative demands from the Office of the Attorney General of the State of Texas requesting, respectively, information produced under the OIG subpoena described above and other information related to the processing of Medicaid claims. These civil investigative demands state that the Office of the Attorney General of the State of Texas is investigating allegations currently pending under seal relating to two other adjudication platforms of Caremark. In March 2013, the Company settled all matters related to Caremark's processing of Texas Medicaid claims.

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

In August 2006, the Bellevue case and the North Jackson Pharmacy case were both transferred to Pennsylvania federal court by the Judicial Panel on Multidistrict Litigation for coordinated and consolidated proceedings with other cases before the panel, including cases against other PBMs. Caremark appealed the decision which vacated an order compelling arbitration and staying the proceedings in the Bellevue case and, following the appeal, the Court of Appeals reinstated the order compelling arbitration of the Bellevue case. Following remand, plaintiffs in the Bellevue case sought dismissal of their complaint to permit an immediate appeal of the reinstated order compelling arbitration and pursued an appeal to the Third Circuit Court of Appeals. In November 2012, the Third Circuit Court reversed the district court ruling and directed the parties to proceed in federal court. Motions for class certification in the coordinated cases within the multidistrict litigation, including the North Jackson Pharmacy case, remain pending, and the court has permitted certain additional class discovery and briefing. The consolidated action is now known as the In Re Pharmacy Benefit Managers Antitrust Litigation.

In November 2009, a securities class action lawsuit was filed in the United States District Court for the District of Rhode Island purportedly on behalf of purchasers of CVS Caremark Corporation stock between May 5, 2009 and November 4, 2009. The lawsuit names the Company and certain officers as defendants and includes allegations of securities fraud relating to public disclosures made by the Company concerning the PBM business and allegations of insider trading. In addition, a shareholder derivative lawsuit was filed in December 2009 in the same court against the directors and certain officers of the Company. A derivative lawsuit is a lawsuit filed by a shareholder purporting to assert claims on behalf of a corporation against directors and officers of the corporation. This lawsuit, which was stayed pending developments in the related securities class action, includes allegations of, among other things, securities fraud, insider trading and breach of fiduciary duties and further alleges that the Company was damaged by the purchase of stock at allegedly inflated prices under its share repurchase program. In January 2011, both lawsuits were transferred to the United States District Court for the District of New Hampshire. In June 2012, the court granted the Company’s motion to dismiss the securities class action. The plaintiffs subsequently appealed the court’s ruling on the motion to dismiss. The derivative lawsuit will remain stayed pending the outcome of this appeal of the securities class action.

In March 2010, the Company learned that various State Attorneys General offices and certain other government agencies were conducting a multi-state investigation of certain of the Company's business practices similar to those being investigated at that time by the U.S. Federal Trade Commission ("FTC"). Twenty-eight states, the District of Columbia and the County of Los Angeles are known to be participating in this investigation. The prior FTC investigation, which commenced in August 2009, was officially concluded in May 2012 when the consent order entered into between the FTC and the Company became final. The Company continues to cooperate in the multi-state investigation.

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

The Company received a subpoena from the U.S. Securities and Exchange Commission ("SEC") in February 2011 and has subsequently received additional subpoenas and other requests for information. The SEC's requests related to, among other things, public disclosures made by the Company during 2009, transactions in the Company’s securities by certain officers and employees of the Company during 2009 and the purchase accounting for the Longs Drug Stores acquisition. The Company has provided the documents and other information requested by the SEC and has been cooperating with the SEC in this investigation.

In January 2012, the United States District Court for the Eastern District of Pennsylvania unsealed a first amended qui tam complaint filed in August 2011 by an individual relator, who is described in the complaint as having once been employed by a firm providing pharmacy prescription benefit audit and recovery services. The complaint seeks monetary damages and alleges that Caremark's processing of Medicare claims on behalf of one of its clients violated the federal false claims act. The United States, acting through the U.S. Attorney's Office in Philadelphia, Pennsylvania, declined to intervene in the lawsuit.

In January 2012, the Company received a subpoena from the OIG requesting information about its Health Savings Pass program, a prescription drug discount program for uninsured or under insured individuals, in connection with an investigation of possible false or otherwise improper claims for payment involving HHS programs. In February 2012, the Company also received a civil investigative demand from the Office of the Attorney General of the State of Texas requesting a copy of information produced under this OIG subpoena and other information related to prescription drug claims submitted by the Company's pharmacies to Texas Medicaid for reimbursement. The Company is providing documents and other information in response to these requests for information.

A purported shareholder derivative action was filed on behalf of nominal defendant CVS Caremark Corporation against certain of the Company's officers and members of its Board of Directors. The action was originally filed in June 2012 and, after the court granted leave to amend the original filing, an amended complaint was filed in November 2012. The amended complaint alleges a single claim for breach of fiduciary duty relating to the Company's alleged failure to properly implement internal regulatory controls to comply with the Controlled Substances Act and the Combat Methamphetamine Epidemic Act.

In November 2012, the Company received a subpoena from the OIG requesting information concerning automatic refill programs used by pharmacies to refill prescriptions for customers. The Company has been cooperating and providing documents and other information in response to this request for information.

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

We have reviewed the condensed consolidated balance sheet of CVS Caremark Corporation (the Company) as of March 31, 2013, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2013 and 2012. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CVS Caremark Corporation as of December 31, 2012, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the year then ended not presented herein, and in our report dated February 15, 2013, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph for the Company's election to change its methods of accounting for prescription drug inventories in the Retail Pharmacy Segment effective January 1, 2012. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

May 1, 2013
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

Pharmacy Services Segment

Our Pharmacy Services business provides a full range of PBM services, including mail order and specialty pharmacy services, plan design and administration, formulary management, discounted drug purchase arrangements, Medicare Part D services, retail pharmacy network management services, prescription management systems, clinical services, disease management services and pharmacogenomics. Our clients are primarily employers, insurance companies, unions, government employee groups, managed care organizations and other sponsors of health benefit plans and individuals throughout the United States. As a pharmacy benefits manager, we manage the dispensing of pharmaceuticals through our mail order pharmacies and national network of approximately 68,000 retail pharmacies (which includes our CVS/pharmacy stores) to eligible members in the benefit plans maintained by our clients and utilize our information systems to perform, among other things, safety checks, drug interaction screenings and brand to generic substitutions.

Our specialty pharmacies support individuals that require complex and expensive drug therapies. Our specialty pharmacy business includes mail order and retail specialty pharmacies that operate under the CVS Caremark® and CarePlus CVS/pharmacy® names. The Pharmacy Services Segment also provides health management programs, which include integrated condition management for individuals with 17 rare conditions, through our Accordant® health management offering. In addition, through our SilverScript Insurance Company subsidiary, we are a national provider of drug benefits to eligible beneficiaries under the Federal Government’s Medicare Part D program. The Pharmacy Services Segment operates under the CVS Caremark® Pharmacy Services, Caremark®, CVS Caremark®, CarePlus CVS/pharmacy®, RxAmerica®, Accordant®, and Novologix® names. As of March 31, 2013, the Pharmacy Services Segment operated 31 retail specialty pharmacy stores, 12 specialty mail order pharmacies and four mail service pharmacies located in 22 states, Puerto Rico and the District of Columbia.

Retail Pharmacy Segment

Our Retail Pharmacy Segment sells prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, photo finishing, seasonal merchandise, greeting cards and convenience foods through our CVS/pharmacy, Longs Drugs®, Drogaria Onofre® retail stores and online through CVS.com. Our Retail Pharmacy Segment derives the majority of its revenues through the sale of prescription drugs, which are dispensed by our more than 23,000 retail pharmacists. Our Retail Pharmacy Segment also provides health care services through our MinuteClinic health care clinics. MinuteClinics are staffed by nurse practitioners and physician assistants who utilize nationally recognized protocols to diagnose and treat minor health conditions, perform health screenings, monitor chronic conditions, and deliver vaccinations. As of March 31, 2013, our Retail Pharmacy Segment included 7,531 retail drugstores (of which 7,474 operated a pharmacy) located in 42 states, the District of Columbia, Puerto Rico and Brazil operating primarily under the CVS/pharmacy®, Longs Drugs®, or Drogaria Onofre® names, 18 onsite pharmacies and 649 retail health care clinics operating under the MinuteClinic® name (of which 642 were located in CVS/pharmacy stores), and our online retail website, CVS.com.

Corporate Segment

The Corporate Segment provides management and administrative services to support the Company. The Corporate Segment consists of certain aspects of our executive management, corporate relations, legal, compliance, human resources, corporate information technology and finance departments.

Results of Operations

The following discussion explains the material changes in our results of operations for the three months ended March 31, 2013 and 2012, and the significant developments affecting our financial condition since December 31, 2012. We strongly recommend that you read our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”) along with this report.

Summary of the Condensed Consolidated Financial Results:

	Three Months Ended March 31,
In millions	2013	2012

Net revenues	$30,763	$30,798
Cost of revenues	25,181	25,685
Gross profit	5,582	5,113
Operating expenses	3,883	3,709
Operating profit	1,699	1,404
Interest expense, net	126	132
Income before income tax provision	1,573	1,272
Income tax provision	617	496
Income from continuing operations	956	776
Loss from discontinued operations, net of tax	—	(1)
Net income	956	775
Net loss attributable to noncontrolling interest	—	1
Net income attributable to CVS Caremark	$956	$776

Net Revenues

Net revenues decreased $35 million, or 0.1%, in the three months ended March 31, 2013, as compared to the prior year period. Net revenues in the period were negatively impacted by increased generic sales and dispensing rates for both the Pharmacy Services and Retail Pharmacy segments. The decrease was offset by increased volumes across all channels and specialty drug cost inflation within our Pharmacy Services Segment, as well as front store same store sales, same store prescription volume and new store sales within our Retail Pharmacy Segment.

Please see the section entitled “Segment Analysis” below for additional information regarding net revenues.

Gross Profit

Gross profit dollars increased $469 million in the three months ended March 31, 2013, as compared to the prior year period. Gross profit as a percentage of net revenues increased approximately 155 basis points to 18.1% in the three months ended March 31, 2013, as compared to the prior year period. The increase in gross profit as a percent of net revenues was primarily driven by increased generic sales for both the Pharmacy Services and Retail Pharmacy segments.

Please see the section entitled “Segment Analysis” below for additional information regarding gross profit.

Operating Expenses

Operating expenses increased $174 million, or 4.7%, in the three months ended March 31, 2013, respectively, as compared to the prior year period. Operating expenses as a percent of net revenues increased approximately 60 basis points to 12.6% in the three months ended March 31, 2013 as compared to 12.0% in the prior year period. Operating expenses as a percentage of net revenues increased due to the de-leveraging impact of increased generic sales on net revenues. Generic prescription drugs have a lower selling price than name brand prescription drugs. The increase in operating expense dollars in the three months ended March 31, 2013, was primarily due to incremental store operating costs associated with the a higher store count in our Retail Pharmacy Segment, as well as legal costs in our Corporate Segment.

Please see the section entitled “Segment Analysis” below for additional information regarding operating expenses.

Interest Expense, net

Interest expense, net, decreased $6 million in the three months ended March 31, 2013, as compared to the prior year period. This decrease resulted from lower average interest rates during the three months ended March 31, 2013.

For additional information on our financing activities, please see the “Liquidity and Capital Resources” section later in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Income Tax Provision

Our effective income tax rate was 39.2% for the three months ended March 31, 2013, compared to 39.0% for the three months ended March 31, 2012. The increase in the effective income tax rate for the three months ended March 31, 2013, is primarily due to changes in our state effective income tax rate and nondeductible items.

Loss from Discontinued Operations

The loss from discontinued operations for the three months ended March 31, 2012, consisted of $1 million of lease-related costs associated with guarantees of store lease obligations of Linens ‘n Things, a former subsidiary of the Company that became insolvent subsequent to its disposition.

See Note 7 to the condensed consolidated financial statements for additional information about our lease guarantees.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to noncontrolling interest for the three months ended March 31, 2012, was $1 million. Net loss attributable to noncontrolling interest represents the minority shareholders’ portion of the net loss from our majority owned subsidiary, Generation Health, Inc. The Company purchased the remaining interest in Generation Health, Inc. on June 29, 2012. As a result, there was no longer a noncontrolling interest in Generation Health, Inc. for the three months ended March 31, 2013.

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

In millions	Pharmacy Services Segment(1)	Retail Pharmacy Segment	Corporate Segment	Intersegment Eliminations (2)	Consolidated Totals
Three Months Ended
March 31, 2013:
Net revenues	$18,311	$16,051	$—	$(3,599)	$30,763
Gross profit	768	4,952	—	(138)	5,582
Operating profit (loss)	499	1,537	(199)	(138)	1,699
March 31, 2012:
Net revenues	18,300	16,024	—	(3,526)	30,798
Gross profit	616	4,572	—	(75)	5,113
Operating profit (loss)	349	1,298	(168)	(75)	1,404

(1)      Net revenues of the Pharmacy Services Segment includes approximately $2.2 billion and $2.3 billion of retail co-payments for the three months ended March 31, 2013 and 2012, respectively.

(2)
Intersegment eliminations relate to two types of transaction: (i) Intersegment revenues that occur when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue on a standalone basis, and (ii) Intersegment revenues, gross profit and operating profit that occur when Pharmacy Services segment customers, through the Company's intersegment activities (such as the Maintenance Choice program), elect to pick-up their maintenance prescriptions at Retail Pharmacy segment stores instead of receiving them through the mail. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue, gross profit and operating profit on a stand alone basis. The following amounts are eliminated in consolidation in connection with the item (ii) intersegment activity: net revenues of $939 million and $798 million for the three months ended March 31, 2013 and 2012, respectively, gross profit and operating profit of $138 million and $75 million for the three months ended March 31, 2013 and 2012, respectively.

Pharmacy Services Segment

The following table summarizes our Pharmacy Services Segment’s performance for the respective periods:

	Three Months Ended March 31,
In millions	2013	2012

Net revenues	$18,311	$18,300
Gross profit	768	616
Gross profit % of net revenues	4.2%	3.4%
Operating expenses	269	267
Operating expense % of net revenues	1.5%	1.5%
Operating profit	499	349
Operating profit % of net revenues	2.7%	1.9%
Net revenues(1):
Mail choice(2)	$5,869	$5,666
Pharmacy network(3)	12,392	12,584
Other	50	50
Pharmacy claims processed(1):
Total	227.6	218.9
Mail choice(2)	20.5	20.4
Pharmacy network(3)	207.1	198.5
Generic dispensing rate(1):
Total	80.5%	76.5%
Mail choice(2)	75.4%	69.0%
Pharmacy network(3)	81.0%	77.3%
Mail choice penetration rate	22.1%	22.8%

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

Medicare Part D Update

At the beginning of the 2013 Medicare Part D plan year, the Company implemented an enrollment systems conversion process and other actions to consolidate its Medicare Part D PDPs into the Company's SilverScript PDP. These consolidation efforts impacted certain enrollment and coverage determination services the Company provided to PDP enrollees following the commencement of the 2013 plan year. Effective January 15, 2013, CMS imposed intermediate sanctions on the SilverScript PDP, consisting of immediate suspension of further plan enrollment and marketing activities. The sanctions relate to the Company's compliance with certain Medicare Part D enrollment requirements and do not affect the enrollment status of the Company's current PDP enrollees. CMS has granted a limited waiver of these sanctions to allow the Company's PDP to continue to enroll eligible retirees of existing employer clients into its SilverScript plans and into employer group waiver plans to fulfill the Company's commitments to implement and provide employer group waiver plan services. This limited waiver currently extends through July 30, 2013, and CMS has advised the Company that it will consider further extensions of the waiver on a rolling basis. The Company is cooperating with CMS to implement corrective action to resolve and remove the sanctions and to address coverage determination issues resulting from the Company's plan consolidation efforts. The Company cannot predict how long the sanctions will remain in effect or the scope of corrective action that CMS may require.

Net Revenues

Net revenues increased $11 million, or 0.1%, to $18.3 billion in the three months ended March 31, 2013, as compared to the prior year period. As you review our Pharmacy Services Segment’s performance in this area, we believe you should consider the following important information that impacted the three month period ended March 31, 2013:

•	Our mail choice claims processed increased 0.6% to 20.5 million claims in the three months ended March 31, 2013, compared to 20.4 million claims in the prior year period.

•	Our average revenue per mail choice claim increased by 2.9%, compared to the prior year period. This increase was primarily due to drug cost inflation particularly in our specialty business.

•
Our mail choice generic dispensing rate increased to 75.4% in the three months ended March 31, 2013, compared to 69.0% in the prior year period. This increase was primarily due to new generic prescription drug introductions in 2012, as well as our continual effort to encourage plan members to use clinically appropriate generic prescription drugs when they are available.

•
Our pharmacy network claims processed increased 4.3% to 207.1 million claims in the three months ended March 31, 2013, compared to 198.5 million claims in the prior year period. The increase in the pharmacy network claim volume was primarily due to higher claims activity associated with our Medicare Part D program, attributable to growth in membership due to the success of our SilverScript Choice Plan.

•
Our average revenue per pharmacy network claim processed decreased 5.6%, as compared to the prior year period. This decrease was primarily due to increases in the generic dispensing rate. When substituted for brand equivalents, generic drugs lower revenue while increasing profit.

•
Our pharmacy network generic dispensing rate increased to 81.0% in the three months ended March 31, 2013, compared to 77.3% in the prior year period. This increase was primarily due to new generic prescription drug introductions, as well as our continual effort to encourage plan members to use clinically appropriate generic prescription drugs when they are available.

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

Gross profit increased $152 million, or 24.6%, to $768 million in the three months ended March 31, 2013, as compared to the prior year period. Gross profit as a percentage of net revenues was 4.2% in the three months ended March 31, 2013, compared to 3.4% in the prior year period. The increase in gross profit dollars and the increase in gross profit as a percentage of revenue were primarily due to an increase in generic dispensing, rebate improvement, as well as increasing benefits from our streamlining initiative.

As you review our Pharmacy Services Segment’s performance in this area, we believe you should consider the following important information that impacted the three month period ended March 31, 2013:

•
Our gross profit dollars and gross profit as a percentage of net revenues continued to be impacted by our efforts to (i) retain existing clients, (ii) obtain new business and (iii) maintain or improve the purchase discounts we received from manufacturers, wholesalers and retail pharmacies. In particular, competitive pressure in the PBM industry has caused us and other PBMs to continue to share with our clients a larger portion of rebates and/or discounts received from pharmaceutical manufacturers. In addition, market dynamics and regulatory changes have impacted our ability to offer plan sponsors pricing that includes retail network “differential” or “spread.” We expect these trends to continue.

•
Our gross profit as a percentage of revenues benefited from the increase in our total generic dispensing rate, which increased to 80.5% in the three months ended March 31, 2013, compared to our generic dispensing rate of 76.5% in the prior year period. This increase was primarily due to new generic drug introductions stemming from significant generic introductions in 2012 and our continual efforts to encourage plan members to use clinically appropriate generic drugs when they are available. We expect these trends to continue, albeit at a slower pace.

Operating Expenses

Operating expenses in our Pharmacy Services Segment include selling, general and administrative expenses; depreciation and amortization related to selling, general and administrative activities; and expenses related to specialty pharmacy, which includes store and administrative payroll, employee benefits and occupancy costs.

Operating expenses increased $2.0 million to $269 million, or 1.5% as a percentage of net revenues, in the three months ended March 31, 2013, compared to $267 million, or 1.5% as a percentage of net revenues, in the prior year period. The increase in operating expense dollars is primarily related to increased costs associated with the expansion of our Medicare Part D business as well as costs associated with sanctions remediation discussed above. The increase was partially offset by benefits received from our streamlining initiative. Operating expenses as a percentage of net revenues remained the same for the three months ended March 31, 2013, compared to the prior year period.

Retail Pharmacy Segment

The following table summarizes our Retail Pharmacy Segment’s performance for the respective periods:

	Three Months Ended March 31,
In millions	2013	2012

Net revenues	$16,051	$16,024
Gross profit	4,952	4,572
Gross profit % of net revenues	30.9%	28.5%
Operating expenses	3,415	3,275
Operating expense % of net revenues	21.3%	20.4%
Operating profit	1,537	1,298
Operating profit % of net revenues	9.6%	8.1%
Retail prescriptions filled (90 Day = 1Rx)	184.7	179.5
Retail prescriptions filled (90 Day = 3 Rx) (1)	221.5	210.0
Net revenue increase:
Total	0.2%	9.9%
Pharmacy	(1.1)%	11.1%
Front store	3.1%	7.1%
Total prescription volume (90 Day = 1 Rx)	2.9%	8.4%
Total prescription volume (90 Day = 3 Rx) (1)	5.5%	10.4%
Same store increase (decrease):
Total sales	(1.2)%	8.4%
Pharmacy sales	(2.3)%	9.8%
Front store sales	1.4%	5.3%
Prescription volume (90 Day = 1 Rx)	2.0%	7.2%
Prescription volume (90 Day = 3 Rx) (1)	4.7%	9.2%
Generic dispensing rate	81.2%	78.1%
Pharmacy % of total revenues	69.0%	69.9%
Third party % of pharmacy revenue	97.8%	97.7%

(1)
Includes the adjustment to convert 90-day prescriptions to the equivalent of three 30-day prescriptions. This adjustment reflects the fact that these prescriptions include approximately three times the amount of product days supplied compared to a normal prescription.

As of March 31, 2013, we operated 7,531 retail drugstores, compared to 7,352 retail drugstores on March 31, 2012.

Net Revenues

Net revenues increased $27.7 million, or 0.2%, to $16.1 billion in the three months ended March 31, 2013, as compared to the prior year period. This increase was primarily driven by increased flu and cold related sales, as well as net revenues from new stores, which accounted for approximately 120 basis points of our total net revenue percentage increase in the three months ended March 31, 2013.

As you review our Retail Pharmacy Segment’s performance in this area, we believe you should consider the following important information that impacted the three month period ended March 31, 2013:

•
Front store same store sales for the period rose by 1.4% for the three month period ended March 31, 2013, compared to the prior year period. The increase in front store same store sales was primarily due to increased cold related sales and the Easter holiday shift. The Easter holiday fell within March in 2013 versus April in 2012, which had a positive impact of approximately 65 basis points. Front store same store sales for the three months ended March 31, 2013 had one less day as a result of 2012 being a leap year, which had a negative impact of approximately 120 basis points.

•
Pharmacy same store sales decreased 2.3% for the three month period ended March 31, 2013, as compared to the prior year period. The decrease in pharmacy same store sales was primarily due to an increased generic dispensing rate, and 2012 being a leap year. The absence of leap day in 2013, negatively impacted sales by approximately 70 basis points. The high incidence of flu positively impacted pharmacy same store sales by approximately 90 basis points.

•
Pharmacy revenues continue to be negatively impacted by the conversion of brand name drugs to equivalent generic drugs, which typically have a lower selling price. Pharmacy same store sales were negatively impacted by approximately 925 basis points due to recent generic introductions. In addition, our pharmacy revenue growth has also been affected by the lack of significant new brand name drug introductions and higher consumer co-payments and co-insurance arrangements.

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

Gross profit increased $380 million, or 8.3%, to approximately $5.0 billion in the three months ended March 31, 2013, as compared to the prior year period. Gross profit as a percentage of net revenues increased to 30.9% in the three months ended March 31, 2013, compared to 28.5% in the prior year period. The increase in gross profit dollars was primarily driven by an increased generic dispensing rate and front store same store sales increases. The increase in gross profit as a percentage of revenues was primarily driven by increased pharmacy margins due to the positive impact of increased generic dispensing rates, partially offset by continued reimbursement pressure.

As you review our Retail Pharmacy Segment’s performance in this area, we believe you should consider the following important information that impacted the three month period ended March 31, 2013:

•
During the three months ended March 31, 2013, our front store gross profit as a percentage of net revenues was positively impacted by the shift of the Easter holiday from April in 2012 to March in 2013 and changes in the mix of products sold.

•
Front store revenues as a percentage of total revenues for the three months ended March 31, 2013, was 31.0%, compared to 30.1% in the three months ended March 31, 2012. On average, our gross profit on front store revenues is higher than our average gross profit on pharmacy revenues. Pharmacy revenues as a percentage of total revenues decreased approximately 90 basis points in the three months ended March 31, 2013, compared to the prior year period.

•
Sales to customers covered by third party insurance programs are a significant component of our retail pharmacy business. On average, our gross profit rate on third party pharmacy revenues is lower than our gross profit on cash pharmacy revenues. Third party revenues were 97.8% in the three months ended March 31, 2013, compared to 97.7% in the three months ended March 31, 2012.

•
Our pharmacy gross profit rates have been adversely affected by the efforts of managed care organizations, pharmacy benefit managers and governmental and other third-party payors to reduce their prescription drug costs. We expect this trend to continue and, therefore, revenue and gross profit dollars could be adversely impacted.

•
The increased use of generic drugs has positively impacted our gross profit but in recent years has resulted in third party payors augmenting their efforts to reduce reimbursement payments to retail pharmacies for prescriptions. This trend, which we expect to continue, reduces the benefit we realize from brand to generic product conversions.

Operating Expenses

Operating expenses in our Retail Pharmacy Segment include store payroll, store employee benefits, occupancy costs, selling expenses, advertising expenses, depreciation and amortization expense and certain administrative expenses.

Operating expenses increased $140 million to $3.4 billion, or 21.3% as a percentage of net revenues, in the three months ended March 31, 2013, as compared to $3.3 billion, or 20.4% as a percentage of net revenues, in the prior year period. The increase in operating expenses dollars for the three months ended March 31, 2013, was primarily due to higher store operating costs associated with our increased store count. The increase in operating expenses as a percentage of net revenues is driven by the de-leveraging impact on net revenues of increased generic sales as discussed above.

Corporate Segment

Operating Expenses

Operating expenses in our Corporate Segment include expenses from the Company's executive management, corporate relations, legal, compliance, human resources, corporate information technology and finance departments. Operating expenses increased $31 million, or 18.5%, to $199 million in the three months ended March 31, 2013, as compared to the prior year period. The increase in operating expenses was primarily related to legal costs.

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

Net cash provided by operating activities was $1.6 billion in the three months ended March 31, 2013, compared to $2.8 billion in the three months ended March 31, 2012. The $1.2 billion decrease in cash provided by operating activities is primarily due to a timing difference associated with an advance payment received in March 2012 from CMS for April 2012 Medicare Part D premiums and claims. In 2013, the April related premiums and claims payment from CMS was received in April 2013. With the exception of the first month of the year, the monthly payment we receive from CMS is paid on the first day of each month, unless the first day of the month falls on a weekend, in which case the payment is made on the last business day of the previous month.

Net cash used in investing activities was $0.6 billion in the three months ended March 31, 2013, compared to $0.4 billion in the three months ended March 31, 2012. The cash used in investing activities increased slightly due to two immaterial acquisitions made in the three months ended March 31, 2013.

Net cash used in financing activities was $0.9 billion in the three months ended March 31, 2013, compared to net cash used in financing activities of $1.5 billion in the three months ended March 31, 2012. The $0.6 billion decrease in cash used in financing activities was primarily due to lower repayments of short-term borrowings and fewer share repurchases during the three months ended March 31, 2013.

On September 19, 2012, the Company’s Board of Directors authorized a new share repurchase program for up to $6.0 billion of outstanding common stock (the “2012 Repurchase Program”). The share repurchase authorization, which was effective immediately, permits the Company to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase transactions, and/or other derivative transactions. The 2012 Repurchase Program may be modified or terminated by the Board of Directors at any time. During the three months ended March 31, 2013, the Company repurchased an aggregate of 7.4 million shares of common stock for approximately $393 million pursuant to the 2012 Repurchase Program.

We had $300 million of commercial paper outstanding at a weighted average interest rate of 0.28% as of March 31, 2013. In connection with our commercial paper program, we maintain a $1.0 billion, three-year unsecured back-up credit facility, which expires on May 27, 2013, a $1.25 billion, four-year unsecured back-up credit facility which expires on May 12, 2015 and a $1.25 billion, five-year unsecured back-up credit facility, which expires on February 17, 2017. The credit facilities allow for borrowings at various rates depending on the Company’s public debt ratings and require the Company to pay a weighted average quarterly facility fee of 0.05%, regardless of usage. As of March 31, 2013, the Company had no outstanding borrowings against the back-up credit facilities. We intend to renew our back-up credit facility that expires on May 27, 2013.

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

As of March 31, 2013, our long-term debt was rated “Baa2” by Moody’s with a positive outlook and “BBB+” by Standard & Poor’s with a stable outlook and our commercial paper program was rated “P-2” by Moody’s and “A-2” by Standard & Poor’s. In assessing our credit strength, we believe that both Moody’s and Standard & Poor’s considered, among other things, our capital structure and financial policies as well as our consolidated balance sheet, our historical acquisition activity and other financial information. Although we currently believe our long-term debt ratings will remain investment grade, we cannot guarantee the future actions of Moody’s and/or Standard & Poor’s. Our debt ratings have a direct impact on our future borrowing costs, access to capital markets and new store operating lease costs.

Off-Balance Sheet Arrangements

In connection with executing operating leases, we provide a guarantee of the lease payments. We also finance a portion of our new store development through sale-leaseback transactions, which involve selling stores to unrelated parties and then leasing the stores back under leases that qualify and are accounted for as operating leases. We do not have any retained or contingent interests in the stores, and we do not provide any guarantees, other than a guarantee of the lease payments, in connection with the transactions. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), such operating leases are not reflected in our condensed consolidated balance sheet. See Note 7 to our condensed consolidated financial statements for a detailed discussion of these guarantees.

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

For a full description of our other critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Annual Report on Form 10-K.

Cautionary Statement Concerning Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of CVS Caremark Corporation. The Company and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission (“SEC”) and in its reports to stockholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “project,” “anticipate,” “will,” “should” and similar expressions identify statements that constitute forward-looking statements. All statements addressing operating performance of CVS Caremark Corporation or any subsidiary, events or developments that the Company expects or anticipates will occur in the future, including statements relating to corporate strategy; revenue growth; earnings or earnings per common share growth; adjusted earnings or adjusted earnings per common share growth; free cash flow; debt ratings; inventory levels; inventory turn and loss rates, store development; relocations and new market entries; retail pharmacy business, sales trends and operations; PBM business, sales trends and operations; the Company's ability to attract or retain customers and clients; Medicare Part D competitive bidding, enrollment and operations; new product development; and the impact of industry developments, as well as statements expressing optimism or pessimism about future operating results or events, are forward-looking statements within the meaning of the Reform Act.

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

•
The possibility of PBM client loss and/or the failure to win new PBM business, including as a result of failure to win renewal of expiring contracts, contract termination rights that may permit clients to terminate a contract prior to expiration and early or periodic renegotiation of pricing by clients prior to expiration of a contract.

•	The possibility of loss of Medicare Part D business and/or failure to win new Medicare Part D business, whether as a result of the annual Medicare Part D competitive bidding process or otherwise.

•	Risks related to the frequency and rate of the introduction of generic drugs and brand name prescription products.

•
Risks of declining gross margins in the PBM industry attributable to increased competitive pressures, increased client demand for lower prices, enhanced service offerings and/or higher service levels and market dynamics and regulatory changes that impact our ability to offer plan sponsors pricing that includes the use of retail “differential” or “spread.”

•
Regulatory changes, business changes and compliance requirements relating to our participation in Medicare, Medicaid and other federal and state government-funded programs, including requirements and restrictions that may be imposed by CMS, OIG and other government agencies, as applicable, relating to our participation in such government-funded programs, sanctions and remedial actions that may be imposed by CMS on our Medicare Part D business, and the impact of sequestration resulting from legislative efforts to reduce the federal budget deficit.

•
Possible changes in industry pricing benchmarks used to establish pricing in many of our PBM client contracts, pharmaceutical purchasing arrangements, retail network contracts, specialty payor agreements and other third party payor contracts.

•
An extremely competitive business environment, including the uncertain impact of increased consolidation in the PBM industry, uncertainty concerning the ability of our retail pharmacy business to secure and maintain contractual relationships with PBMs and other payors on acceptable terms, and uncertainty concerning the ability of our PBM business to secure and maintain competitive access, pricing and other contract terms from retail network pharmacies in an environment where some PBM clients are willing to consider adopting narrow or more restricted retail pharmacy networks.

•
Uncertainty relating to the effect on our net revenues, gross profit, marketing and other operating expenses and cash flows over time if we are unable to retain the business we have gained as a result of the Express Scripts and Walgreens contractual impasse to the extent anticipated.

•	Risks relating to our ability to secure timely and sufficient access to the products we sell from our domestic and/or international suppliers.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2013, the Company had no derivative financial instruments or derivative commodity instruments in place and believes that its exposure to market risk associated with other financial instruments, principally interest rate risk inherent in its debt portfolio, is not material.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of March 31, 2013, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II	Item 1

Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our 2012 Annual Report on Form 10-K. The following discussion is limited to certain recent developments concerning our legal proceedings and should be read in conjunction with those earlier reports.

1.              In April 2009, the State of Texas filed a purported civil enforcement action against Caremark for injunctive relief, damages and civil penalties in Travis County, Texas alleging that Caremark violated the Texas Medicaid Fraud Prevention Act and other state laws based on our processing of Texas Medicaid claims on behalf of PBM clients on one of Caremark's adjudication platforms. In September 2011, the Company prevailed on a motion for partial summary judgment against the State of Texas and narrowed the remaining claims in the lawsuit. In October 2009 and October 2010, the Company received civil investigative demands from the Office of the Attorney General of the State of Texas requesting, respectively, information produced under the OIG subpoena and other information related to the processing of Medicaid claims. These civil investigative demands state that the Office of the Attorney General of the State of Texas is investigating allegations currently pending under seal relating to two other adjudication platforms of Caremark. In March 2013, the Company settled all matters related to Caremark's processing of Texas Medicaid claims.

2.
The Company received a subpoena from the U.S. Securities and Exchange Commission ("SEC") in February 2011 and has subsequently received additional subpoenas and other requests for information. The SEC's requests related to, among other things, public disclosures made by the Company during 2009, transactions in the Company’s securities by certain officers and employees of the Company during 2009 and the purchase accounting for the Longs Drug Stores acquisition. The Company has provided the documents and other information requested by the SEC and has been cooperating with the SEC in this investigation.

Part II	Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table presents the total number of shares purchased in the three months ended March 31, 2013, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to the 2012 Repurchase Program. See Note 3 to the condensed consolidated financial statements.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 through January 31, 2013	1,955,500	$49.87	1,955,500	$4,571,552,451
February 1, 2013 through February 28, 2013	122,574	$51.01	122,574	$4,565,299,731
March 1, 2013 through March 31, 2013	5,308,200	$54.54	5,308,200	$4,275,791,520
Totals	7,386,274		7,386,274

Part II	Item 6

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

31.1     Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2     Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1     Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2     Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   101     The following materials from the CVS Caremark Corporation Quarterly Report on Form 10-Q for the three months ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related Footnotes to the Condensed Consolidated Financial Statements.

Signatures:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CVS Caremark Corporation
(Registrant)

/s/ David M. Denton

David M. Denton
Executive Vice President and
Chief Financial Officer
May 1, 2013