Form 10-Q
period 2013-06-30
CVS CAREMARK CORP
filed 2013-08-06
CIK 64803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to _________.

Commission File Number 001-01011

CVS CAREMARK CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	05-0494040
(State of Incorporation)	(I.R.S. Employer Identification Number)

One CVS Drive, Woonsocket, Rhode Island 02895
(Address of principal executive offices)

Registrant's telephone number, including area code:  (401) 765-1500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer," "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Common Stock, $0.01 par value, issued and outstanding at July 31, 2013:

1,228,369,418 shares

Part I	Item 1

CVS Caremark Corporation
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2013	2012	2013	2012

Net revenues	$31,248	$30,714	$62,011	$61,512
Cost of revenues	25,412	25,265	50,593	50,950
Gross profit	5,836	5,449	11,418	10,562
Operating expenses	3,868	3,741	7,751	7,451
Operating profit	1,968	1,708	3,667	3,111
Interest expense, net	126	132	252	263
Income before income tax provision	1,842	1,576	3,415	2,848
Income tax provision	720	610	1,337	1,106
Income from continuing operations	1,122	966	2,078	1,742
Loss from discontinued operations, net of tax	(1)	(1)	(1)	(2)
Net income	1,121	965	2,077	1,740
Net loss attributable to noncontrolling interest	—	1	—	2
Net income attributable to CVS Caremark	$1,121	$966	$2,077	$1,742
Basic earnings per common share:
Income from continuing operations attributable to CVS Caremark	$0.91	$0.76	$1.69	$1.35
Loss from discontinued operations attributable to CVS Caremark	—	—	—	—
Net income attributable to CVS Caremark	$0.91	$0.76	$1.69	$1.35
Weighted average basic common shares outstanding	1,227	1,278	1,230	1,289
Diluted earnings per common share:
Income from continuing operations attributable to CVS Caremark	$0.91	$0.75	$1.68	$1.34
Loss from discontinued operations attributable to CVS Caremark	—	—	—	—
Net income attributable to CVS Caremark	$0.91	$0.75	$1.68	$1.34
Weighted average diluted common shares outstanding	1,236	1,287	1,238	1,298
Dividends declared per common share	$0.2250	$0.1625	$0.4500	$0.3250

See accompanying notes to condensed consolidated financial statements.

CVS Caremark Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2013	2012	2013	2012

Net income	$1,121	$965	$2,077	$1,740
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(16)	—	(18)	—
Net cash flow hedges, net of tax	—	—	1	1
Comprehensive income	1,105	965	2,060	1,741
Comprehensive loss attributable to noncontrolling interest	—	1	—	2
Comprehensive income attributable to CVS Caremark	$1,105	$966	$2,060	$1,743

See accompanying notes to condensed consolidated financial statements.

CVS Caremark Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

In millions, except per share amounts	June 30, 2013	December 31, 2012

Assets:
Cash and cash equivalents	$1,174	$1,375
Short-term investments	5	5
Accounts receivable, net	7,093	6,473
Inventories	10,578	10,759
Deferred income taxes	606	663
Other current assets	413	577
Total current assets	19,869	19,852
Property and equipment, net	8,708	8,632
Goodwill	26,554	26,395
Intangible assets, net	9,657	9,753
Other assets	1,496	1,280
Total assets	$66,284	$65,912

Liabilities:
Accounts payable	$5,178	$5,070
Claims and discounts payable	3,993	3,974
Accrued expenses	3,501	4,051
Short-term debt	—	690
Current portion of long-term debt	18	5
Total current liabilities	12,690	13,790
Long-term debt	9,358	9,133
Deferred income taxes	3,796	3,784
Other long-term liabilities	1,534	1,501
Commitments and contingencies (Note 8)	—	—

Shareholders’ equity:
Preferred stock, par value $0.01: 0.1 share authorized; none issued or outstanding	—	—
Common stock, par value $0.01: 3,200 shares authorized; 1,676 shares issued and 1,227 shares outstanding at June 30, 2013 and 1,667 shares issued and 1,231 shares
outstanding at December 31, 2012	17	17
Treasury stock, at cost: 448 shares at June 30, 2013 and 435 shares at December 31,
2012	(16,987)	(16,270)
Shares held in trust: 1 share at June 30, 2013 and December 31, 2012	(31)	(31)
Capital surplus	29,532	29,120
Retained earnings	26,573	25,049
Accumulated other comprehensive loss	(198)	(181)
Total shareholders’ equity	38,906	37,704
Total liabilities and shareholders’ equity	$66,284	$65,912

See accompanying notes to condensed consolidated financial statements.

CVS Caremark Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
In millions	2013	2012
Cash flows from operating activities:
Cash receipts from customers	$56,446	$57,644
Cash paid for inventory and prescriptions dispensed by retail network pharmacies	(44,657)	(45,289)
Cash paid to other suppliers and employees	(7,452)	(7,134)
Interest received	2	1
Interest paid	(267)	(281)
Income taxes paid	(1,530)	(924)
Net cash provided by operating activities	2,542	4,017
Cash flows from investing activities:
Purchases of property and equipment	(804)	(818)
Proceeds from sale of property and equipment	11	—
Acquisitions (net of cash acquired) and other investments	(300)	(274)
Proceeds from sale of subsidiary	—	7
Net cash used in investing activities	(1,093)	(1,085)
Cash flows from financing activities:
Decrease in short-term debt	(690)	(550)
Repayments of long-term debt	—	(54)
Purchase of noncontrolling interest in subsidiary	—	(26)
Dividends paid	(553)	(420)
Proceeds from exercise of stock options	309	518
Excess tax benefits from stock-based compensation	34	8
Repurchase of common stock	(748)	(1,998)
Net cash used in financing activities	(1,648)	(2,522)
Effect of exchange rate changes on cash and cash equivalents	(2)	—
Net increase (decrease) in cash and cash equivalents	(201)	410
Cash and cash equivalents at beginning of period	1,375	1,413
Cash and cash equivalents at end of period	$1,174	$1,823
Reconciliation of net income to net cash provided by operating activities:
Net income	$2,077	$1,740
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	951	854
Stock-based compensation	66	64
Deferred income taxes and other noncash items	82	83
Change in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(575)	(13)
Inventories	204	(527)
Other current assets	165	254
Other assets	(138)	(181)
Accounts payable and claims and discounts payable	98	655
Accrued expenses	(412)	1,095
Other long-term liabilities	24	(7)
Net cash provided by operating activities	$2,542	$4,017

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

As of June 30, 2013, the carrying value of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximated their fair value due to the short-term nature of these financial instruments. The Company invests in money market funds, commercial paper and time deposits that are classified as cash and cash equivalents within the accompanying condensed consolidated balance sheets, as these funds are highly liquid and readily convertible to known amounts of cash. These investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company’s short-term investments consist of certificates of deposit with initial maturities of greater than three months when purchased. These investments, which are classified within Level 1 of the fair value hierarchy, are carried at historical cost, which approximated fair value at June 30, 2013. The carrying amount and estimated fair value of the Company’s total long-term debt was $9.4 billion and $10.3 billion, respectively, as of June 30, 2013. The fair value of the Company’s long-term debt was estimated based on quoted prices currently offered in active markets for the Company’s debt, which is considered Level 1 of the fair value hierarchy.

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

Revenue is recognized when: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller’s price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured. The following revenue recognition policies have been established for the Pharmacy Services Segment:

•
Revenues generated from prescription drugs sold by mail service pharmacies are recognized when the prescription is delivered. At the time of delivery, the Pharmacy Services Segment has performed substantially all of its obligations under its client contracts and does not experience a significant level of returns.

•
Revenues generated from prescription drugs sold by third party pharmacies in the Pharmacy Services Segment’s retail pharmacy network and associated administrative fees are recognized at the Pharmacy Services Segment’s point-of-sale, which is when the claim is adjudicated by the Pharmacy Services Segment’s online claims processing system.

The Pharmacy Services Segment determines whether it is the principal or agent for its retail pharmacy network transactions on a contract by contract basis. In the majority of its contracts, the Pharmacy Services Segment has determined it is the principal due to it: (i) being the primary obligor in the arrangement, (ii) having latitude in establishing the price, changing the product or performing part of the service, (iii) having discretion in supplier selection, (iv) having involvement in the determination of product or service specifications, and (v) having credit risk. The Pharmacy Services Segment’s obligations under its client contracts for which revenues are reported using the gross method are separate and distinct from its obligations to the third party pharmacies included in its retail pharmacy network contracts. Pursuant to these contracts, the Pharmacy Services Segment is contractually required to pay the third party pharmacies in its retail pharmacy network for products sold, regardless of whether the Pharmacy Services Segment is paid by its clients. The Pharmacy Services Segment’s responsibilities under its client contracts typically include validating eligibility and coverage levels, communicating the prescription price and the co-payments due to the third party retail pharmacy, identifying possible adverse drug interactions for the pharmacist to address with the prescriber prior to dispensing, suggesting generic alternatives where clinically appropriate and approving the prescription for dispensing. Although the Pharmacy Services Segment does not have credit risk with respect to Retail Co-Payments, management believes that all of the other applicable indicators of gross revenue reporting are present. For contracts under which the Pharmacy Services Segment acts as an agent, revenue is recognized using the net method.

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

Medicare Part D - The Pharmacy Services Segment, through its SilverScript Insurance Company subsidiary, participates in the Federal Government’s Medicare Part D program as a Prescription Drug Plan (“PDP”). Net revenues include insurance premiums earned by the PDP, which are determined based on the PDP’s annual bid and related contractual arrangements with the Centers for Medicare and Medicaid Services (“CMS”). The insurance premiums include a direct premium paid by CMS and a beneficiary premium, which is the responsibility of the PDP member, but is subsidized by CMS in the case of low-income members. Premiums collected in advance are initially deferred in accrued expenses and are then recognized in net revenues over the period in which members are entitled to receive benefits.

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

See Note 7 for additional information about the revenues of the Company’s business segments.

Related Party Transactions

The Company has an equity method investment in SureScripts®, which operates a clinical health information network. The Pharmacy Services and Retail Pharmacy segments utilize this clinical health information network in providing services to its client plan members and retail customers. The Company paid fees of approximately $10 million and $9 million in the three months ended June 30, 2013 and 2012, respectively, and $23 million and $18 million in the six months ended June 30, 2013 and 2012, respectively, for the use of this network.

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

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The additional disclosures include: (1) changes in accumulated other comprehensive income balances by component and (2) significant items reclassified out of accumulated other comprehensive income. The changes in accumulated other comprehensive income balance by component will be disaggregated to separately present reclassification adjustments and current-period other comprehensive income. Significant items reclassified out of accumulated other comprehensive income by component are required to be presented either on the face of the statement of income or as separate disclosure in the notes to the financial statements. These additional disclosures may be presented before-tax or net-of-tax as long as the income tax benefit or expense attributed to each component of other comprehensive income and reclassification adjustments is presented in the financial statement or in the notes to the financial statements. ASU 2013-02 is effective for interim and annual periods beginning after December 15, 2012 and should be applied prospectively. The adoption of ASU 2013-02 did not have a material effect on the Company's consolidated financial statements. The expanded disclosures are included in Note 2 to these condensed consolidated financial statements.

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

Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)

	Three Months Ended June 30, 2013
In millions	Losses on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency	Total
Balance, March 31, 2013	$(15)	$(165)	$(2)	$(182)
Other comprehensive income (loss) before reclassifications	—	—	(16)	(16)
Net other comprehensive income (loss)	—	—	(16)	(16)
Balance, June 30, 2013	$(15)	$(165)	$(18)	$(198)

	Six Months Ended June 30, 2013
In millions	Losses on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency	Total
Balance, December 31, 2012	$(16)	$(165)	$—	$(181)
Other comprehensive income (loss) before reclassifications	—	—	(18)	(18)
Amounts reclassified from accumulated other comprehensive income (2)	1	—	—	1
Net other comprehensive income (loss)	1	—	(18)	(17)
Balance, June 30, 2013	$(15)	$(165)	$(18)	$(198)

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

During April 2013, the Company repurchased an aggregate of 6.4 million shares of common stock for approximately $355 million, pursuant to the 2012 Repurchase Program. No repurchases occurred during May and June of 2013. During the six months ended June 30, 2013, the Company repurchased an aggregate of 13.8 million shares of common stock for approximately $748 million, pursuant to the 2012 Repurchase Program. As of June 30, 2013, approximately $3.9 billion remained available for future repurchases under the 2012 Repurchase Program.

Note 4 – Stock-Based Compensation

Compensation expense related to stock options for the three and six months ended June 30, 2013 totaled $22 million and $48 million, respectively, compared to $20 million and $51 million for the three and six months ended June 30, 2012, respectively. Compensation expense related to restricted stock awards for the three and six months ended June 30, 2013 totaled $10 million and $18 million, respectively, compared to $8 million and $13 million for the three and six months ended June 30, 2012, respectively. During the three months ended June 30, 2013, the Company granted 8.4 million stock options with a weighted average fair value of $12.45 and a weighted average exercise price of $54.54. The Company had 40.2 million stock options outstanding as of June 30, 2013 with a weighted average exercise price of $40.63 and a weighted average contractual term of 4.68 years.

Note 5 – Interest Expense

The following are the components of net interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2013	2012	2013	2012
Interest expense	$127	$132	$254	$264
Interest income	(1)	—	(2)	(1)
Interest expense, net	$126	$132	$252	$263

Note 6 – Earnings Per Share

Basic earnings per common share attributable to CVS Caremark is computed by dividing: (i) net income attributable to CVS Caremark by (ii) the weighted average number of common shares outstanding in the period (the “Basic Shares”).

Diluted earnings per common share attributable to CVS Caremark is computed by dividing: (i) net income attributable to CVS Caremark by (ii) Basic Shares plus the additional shares that would be issued assuming that all dilutive stock awards are exercised. Options to purchase approximately 8.4 million and 4.5 million shares of common stock were outstanding, but were not included in the calculation of diluted earnings per share for the three and six months ended June 30, 2013, respectively, because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. For the same reason, options to purchase approximately 7.2 million and 3.7 million shares of common stock were outstanding, but were not included in the calculation of diluted earnings per share for the three and six months ended June 30, 2012, respectively.

The following is a reconciliation of basic and diluted earnings per common share for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2013	2012	2013	2012
Numerators for earnings per common share calculations:
Income from continuing operations	$1,122	$966	$2,078	$1,742
Net loss attributable to noncontrolling interest	—	1	—	2
Income from continuing operations attributable to CVS Caremark	1,122	967	2,078	1,744
Loss from discontinued operations, net of tax	(1)	(1)	(1)	(2)
Net income attributable to CVS Caremark, basic and diluted	$1,121	$966	$2,077	$1,742
Denominators for earnings per common share calculations:
Weighted average common shares, basic	1,227	1,278	1,230	1,289
Effect of dilutive securities:
Stock options	8	8	7	8
Restricted stock units	1	1	1	1
Weighted average common shares, diluted	1,236	1,287	1,238	1,298
Basic earnings per common share:
Income from continuing operations attributable to CVS Caremark	$0.91	$0.76	$1.69	$1.35
Loss from discontinued operations attributable to CVS Caremark	—	—	—	—
Net income attributable to CVS Caremark	$0.91	$0.76	$1.69	$1.35
Diluted earnings per common share:
Income from continuing operations attributable to CVS Caremark	$0.91	$0.75	$1.68	$1.34
Loss from discontinued operations attributable to CVS Caremark	—	—	—	—
Net income attributable to CVS Caremark	$0.91	$0.75	$1.68	$1.34

Note 7 – Segment Reporting

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

The Pharmacy Services Segment provides a full range of pharmacy benefit management (“PBM”) services including mail order and specialty pharmacy services, plan design and administration, formulary management, discounted drug purchase arrangements, Medicare Part D services, retail pharmacy network management services, prescription management systems, clinical services, disease management services and pharmacogenomics. The Company’s customers are primarily employers, insurance companies, unions, government employee groups, managed care organizations, other sponsors of health benefit plans and individuals throughout the United States. In addition, through the Company’s SilverScript Insurance Company subsidiary, the Company is a national provider of drug benefits to eligible beneficiaries under the Federal Government’s Medicare Part D program. The Pharmacy Services business operates under the CVS Caremark® Pharmacy Services, Caremark®, CVS Caremark®, CarePlus CVS/pharmacy®, RxAmerica®, Accordant® and Novologix® names. As of June 30, 2013, the Pharmacy Services Segment operated 30 retail specialty pharmacy stores, 12 specialty mail order pharmacies and four mail service pharmacies located in 22 states, Puerto Rico and the District of Columbia.

The Retail Pharmacy Segment sells prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, photo finishing, seasonal merchandise, greeting cards and convenience foods through the Company’s CVS/pharmacy®, CVS®, Longs Drugs® and Drogaria Onofre® retail stores and online through CVS.com® and Onofre.com.br®. As of June 30, 2013, the Retail Pharmacy Segment included 7,553 retail drugstores (of which 7,495 operated a pharmacy), 18 onsite pharmacies, 684 retail health care clinics, and the online retail website, CVS.com and Onofre.com.br. The retail drugstores are located in 42 states, the District of Columbia, Puerto Rico and Brazil. The retail health care clinics operate under the MinuteClinic® name, and 676 are located within CVS/pharmacy stores. MinuteClinics utilize nationally-recognized medical protocols to diagnose and treat minor health conditions, perform health screenings, monitor chronic conditions and deliver vaccinations. The clinics are staffed by board-certified nurse practitioners and physician assistants who provide access to affordable care without appointment.

The Corporate Segment provides management and administrative services to support the Company. The Corporate Segment consists of certain aspects of executive management, corporate relations, legal, compliance, human resources, corporate information technology and finance departments.

In millions	Pharmacy Services Segment(1)	Retail Pharmacy Segment	Corporate Segment	Intersegment Eliminations(2)	Consolidated Totals
Three Months Ended
June 30, 2013:
Net revenues	$18,800	$16,139	$—	$(3,691)	$31,248
Gross profit	963	5,000	—	(127)	5,836
Operating profit (loss)	675	1,596	(176)	(127)	1,968
June 30, 2012:
Net revenues	18,423	15,846	—	(3,555)	30,714
Gross profit	777	4,769	—	(97)	5,449
Operating profit (loss)	511	1,469	(175)	(97)	1,708
Six Months Ended
June 30, 2013:
Net revenues	37,111	32,191	—	(7,291)	62,011
Gross profit	1,731	9,952	—	(265)	11,418
Operating profit (loss)	1,174	3,133	(375)	(265)	3,667
June 30, 2012:
Net revenues	36,722	31,869	—	(7,079)	61,512
Gross profit	1,393	9,341	—	(172)	10,562
Operating profit (loss)	860	2,766	(343)	(172)	3,111
Total assets:
June 30, 2013	36,271	29,639	1,364	(990)	66,284
December 31, 2012	36,057	29,183	1,408	(736)	65,912
Goodwill:
June 30, 2013	19,658	6,896	—	—	26,554
December 31, 2012	19,646	6,749	—	—	26,395

(1)          Net revenues of the Pharmacy Services Segment include approximately $2.0 billion and $2.1 billion of retail co-payments for the three months ended June 30, 2013 and 2012, respectively, as well as $4.2 billion and $4.4 billion of retail co-payments for the six months ended June 30, 2013 and 2012, respectively.
(2)        Intersegment eliminations relate to two types of transactions: (i) Intersegment revenues that occur when Pharmacy Services Segment customers use Retail Pharmacy Segment stores to purchase covered products. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue on a standalone basis, and (ii) Intersegment revenues, gross profit and operating profit that occur when Pharmacy Services Segment customers, through the Company’s intersegment activities (such as the Maintenance Choice® program), elect to pick-up their maintenance prescriptions at Retail Pharmacy Segment stores instead of receiving them through the mail. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue, gross profit and operating profit on a standalone basis. The following amounts are eliminated in consolidation in connection with the item (ii) intersegment activity: net revenues of $1.1 billion and $840 million for the three months ended June 30, 2013 and 2012, respectively, and $2.0 billion and $1.6 billion for the six months ended June 30, 2013 and 2012 respectively; gross profit and operating profit of $127 million and $97 million for the three months ended June 30, 2013 and 2012, respectively, and $265 million and $172 million for the six months ended June 30, 2013 and 2012, respectively.

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

As of June 30, 2013, the Company guaranteed approximately 74 such store leases (excluding the lease guarantees related to Linens ‘n Things), with the maximum remaining lease term extending through 2024. Management believes the ultimate disposition of any of the remaining guarantees will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or future cash flows.

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

The Company's contingencies are subject to significant uncertainties, including, among other factors: (i) the procedural status of pending matters; (ii) whether class action status is sought and certified; (iii) whether asserted claims or allegations will survive dispositive motion practice; (iv) the extent of potential damages, fines or penalties, which are often unspecified or indeterminate; (v) the impact of discovery on the legal process; (vi) whether novel or unsettled legal theories are at issue; (vii) the settlement posture of the parties, and/or (viii) in the case of certain government agency investigations, whether a sealed qui tam lawsuit (“whistleblower” action) has been filed and whether the government agency makes a decision to intervene in the lawsuit following investigation.

Except as otherwise noted, the Company cannot predict with certainty the timing or outcome of the legal matters described below, and is unable to reasonably estimate a possible loss or range of possible loss in excess of amounts already accrued for these matters.

Caremark (the term “Caremark” being used herein to generally refer to any one or more PBM subsidiaries of the Company, as applicable) is a defendant in a qui tam lawsuit initially filed by a relator on behalf of various state and federal government agencies in Texas federal court in 1999. The case was unsealed in May 2005. The case seeks monetary damages and alleges that Caremark’s processing of Medicaid and certain other government claims on behalf of its clients (which allegedly resulted in underpayments from Caremark clients to the applicable government agencies) on one of Caremark’s adjudication platforms violates applicable federal or state false claims acts and fraud statutes. The United States and the States of Texas, Tennessee, Florida, Arkansas, Louisiana and California intervened in the lawsuit, but Tennessee and Florida withdrew from the lawsuit in August 2006 and May 2007, respectively. Thereafter, in 2008, the Company prevailed on several motions for partial summary judgment and, following an appellate ruling from the Fifth Circuit Court of Appeals in 2011 that affirmed in part and reversed in part these prior rulings, the claims asserted in the case against Caremark have been substantially narrowed. In December 2007, the Company received a document subpoena from the Office of Inspector General ("OIG") within the U.S. Department of Health and Human Services ("HHS"), requesting information relating to the processing of Medicaid and other government agency claims on a different adjudication platform of Caremark. The Company has been conducting discussions with the United States Department of Justice ("DOJ") and the OIG regarding a possible settlement of these legal matters.

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

In November 2009, a securities class action lawsuit was filed in the United States District Court for the District of Rhode Island purportedly on behalf of purchasers of CVS Caremark Corporation stock between May 5, 2009 and November 4, 2009. The lawsuit names the Company and certain officers as defendants and includes allegations of securities fraud relating to public disclosures made by the Company concerning the PBM business and allegations of insider trading. In addition, a shareholder derivative lawsuit was filed in December 2009 in the same court against the directors and certain officers of the Company. A derivative lawsuit is a lawsuit filed by a shareholder purporting to assert claims on behalf of a corporation against directors and officers of the corporation. This lawsuit, which was stayed pending developments in the related securities class action, includes allegations of, among other things, securities fraud, insider trading and breach of fiduciary duties and further alleges that the Company was damaged by the purchase of stock at allegedly inflated prices under its share repurchase program. In January 2011, both lawsuits were transferred to the United States District Court for the District of New Hampshire. In June 2012, the court granted the Company’s motion to dismiss the securities class action. The plaintiffs subsequently appealed the court’s ruling on the motion to dismiss. In May 2013, the First Circuit Court of Appeals vacated the prior ruling and remanded the case to the district court for further proceedings. The Company has filed a new motion to dismiss the lawsuit. The derivative lawsuit will remain stayed pending the outcome of any subsequent ruling on a renewed motion to dismiss the securities class action.

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

In March 2010, the Company received a subpoena from the OIG requesting information about programs under which the Company has offered customers remuneration conditioned upon the transfer of prescriptions for drugs or medications to the Company's pharmacies in the form of gift cards, cash, non-prescription merchandise or discounts or coupons for non-

prescription merchandise. The subpoena relates to an investigation of possible false or otherwise improper claims for payment under the Medicare and Medicaid programs. The Company has provided documents and other information in response to this request for information.

The Company received a subpoena from the U.S. Securities and Exchange Commission ("SEC") in February 2011 and has subsequently received additional subpoenas and other requests for information. The SEC's requests related to, among other things, public disclosures made by the Company during 2009, transactions in the Company’s securities by certain officers and employees of the Company during 2009 and the purchase accounting for the Longs Drug Stores acquisition. The Company has provided the documents and other information requested by the SEC and has been cooperating with the SEC in this investigation. The Company has reached an agreement in principle with the staff of the Boston Regional Office of the SEC to settle certain allegations that, during the third and fourth quarters of 2009, the Company violated certain provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934, including certain anti-fraud provisions of those statutes. The agreement in principle will be entered into by the Company on a "no admit or deny" basis, and the Company will not be restating its financial statements for any reporting period. The Company has agreed to pay a $20 million civil penalty when the settlement is finalized, and this amount has been fully reserved in the Company's financial statements. The Company will continue to cooperate with the SEC to document the settlement terms, and the settlement remains subject to approval by the Commission and federal court as required.

In January 2012, the United States District Court for the Eastern District of Pennsylvania unsealed a first amended qui tam complaint filed in August 2011 by an individual relator, who is described in the complaint as having once been employed by a firm providing pharmacy prescription benefit audit and recovery services. The complaint seeks monetary damages and alleges that Caremark's processing of Medicare claims on behalf of one of its clients violated the federal false claims act. The United States, acting through the U.S. Attorney's Office in Philadelphia, Pennsylvania, declined to intervene in the lawsuit. Caremark filed a motion to dismiss the amended complaint and the DOJ filed a Statement of Interest with regard to Caremark's motion to dismiss. In December 2012, the court denied Caremark's motion to dismiss the amended complaint.

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

A purported shareholder derivative action was filed on behalf of nominal defendant CVS Caremark Corporation against certain of the Company's officers and members of its Board of Directors. The action, which alleges a single claim for breach of fiduciary duty relating to the Company's alleged failure to properly implement internal regulatory controls to comply with the Controlled Substances Act and the Combat Methamphetamine Epidemic Act, was originally filed in June 2012. In addition, an amended complaint was filed in November 2012 and a Supplemental Complaint was filed in April 2013.

In November 2012, the Company received a subpoena from the OIG requesting information concerning automatic refill programs used by pharmacies to refill prescriptions for customers. The Company has been cooperating and providing documents and other information in response to this request for information.

The Company is also a party to other legal proceedings and inquiries arising in the normal course of its business, none of which is expected to be material to the Company. The Company can give no assurance, however, that its business, financial condition and results of operations will not be materially adversely affected, or that the Company will not be required to materially change its business practices, based on: (i) future enactment of new health care or other laws or regulations; (ii) the interpretation or application of existing laws or regulations as they may relate to the Company's business, the pharmacy services, retail pharmacy or retail clinic industries or to the health care industry generally; (iii) pending or future federal or state governmental investigations of the Company's business or the pharmacy services, retail pharmacy or retail clinic industry or of the health care industry generally; (iv) institution of government enforcement actions against us; (v) adverse developments in any pending qui tam lawsuit against us, whether sealed or unsealed, or in any future qui tam lawsuit that may be filed against us; or (vi) adverse developments in other pending or future legal proceedings against the Company or affecting the pharmacy services, retail pharmacy or retail clinic industry or the health care industry generally.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
CVS Caremark Corporation:

We have reviewed the condensed consolidated balance sheet of CVS Caremark Corporation (the Company) as of June 30, 2013, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2013 and 2012, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2013 and 2012. These financial statements are the responsibility of the Company's management.

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

August 6, 2013
Boston, Massachusetts

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of Our Business

CVS Caremark Corporation (“CVS Caremark”, the “Company”, “we” or “us”), together with its subsidiaries, is the largest integrated pharmacy health care provider in the United States. We are uniquely positioned to deliver significant benefits to health plan sponsors through effective cost management solutions and innovative programs that engage plan members and promote healthier and more cost-effective behaviors. Our integrated pharmacy services model enhances our ability to offer plan members and consumers expanded choice, greater access and more personalized services to help them on their path to better health. We effectively manage pharmaceutical costs and improve health care outcomes through our pharmacy benefit management, mail order and specialty pharmacy division, CVS Caremark® Pharmacy Services (“Caremark”); our more than 7,500 CVS/pharmacy® and Drogaria Onofre® retail stores; our retail-based health clinic subsidiary, MinuteClinic®; and our online retail pharmacies, CVS.com® and Onofre.com.br®.

We currently have three reportable segments: Pharmacy Services, Retail Pharmacy and Corporate.

Pharmacy Services Segment

Our Pharmacy Services Segment provides a full range of PBM services, including mail order and specialty pharmacy services, plan design and administration, formulary management, discounted drug purchase arrangements, Medicare Part D services, retail pharmacy network management services, prescription management systems, clinical services, disease management services and pharmacogenomics. Our clients are primarily employers, insurance companies, unions, government employee groups, managed care organizations and other sponsors of health benefit plans and individuals throughout the United States. As a pharmacy benefits manager, we manage the dispensing of pharmaceuticals through our mail order pharmacies and national network of nearly 68,000 retail pharmacies, consisting of approximately 41,000 chain pharmacies (which includes our CVS/pharmacy stores) and 27,000 independent pharmacies, to eligible members in the benefit plans maintained by our clients and utilize our information systems to perform, among other things, safety checks, drug interaction screenings and brand to generic substitutions.

Our specialty pharmacies support individuals that require complex and expensive drug therapies. Our specialty pharmacy business includes mail order and retail specialty pharmacies that operate under the CVS Caremark® and CarePlus CVS/pharmacy® names. The Pharmacy Services Segment also provides health management programs, which include integrated condition management program for 17 rare conditions, through our Accordant® health management offering. In addition, through our SilverScript Insurance Company subsidiary, we are a national provider of drug benefits to eligible beneficiaries under the Federal Government’s Medicare Part D program. The Pharmacy Services Segment operates under the CVS Caremark® Pharmacy Services, Caremark®, CVS Caremark®, CarePlus CVS/pharmacy®, RxAmerica®, Accordant®, and Novologix® names. As of June 30, 2013, the Pharmacy Services Segment operated 30 retail specialty pharmacy stores, 12 specialty mail order pharmacies and four mail service pharmacies located in 22 states, Puerto Rico and the District of Columbia.

Retail Pharmacy Segment

Our Retail Pharmacy Segment sells prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, photo finishing, seasonal merchandise, greeting cards and convenience foods through our CVS/pharmacy, CVS®, Longs Drugs®, and Drogaria Onofre retail stores and online through CVS.com and Onofre.com.br. Our Retail Pharmacy Segment derives the majority of its revenues through the sale of prescription drugs, which are dispensed by our more than 23,000 retail pharmacists. Our Retail Pharmacy Segment also provides health care services through our MinuteClinic health care clinics. MinuteClinics are staffed by nurse practitioners and physician assistants who utilize nationally recognized protocols to diagnose and treat minor health conditions, perform health screenings, monitor chronic conditions, and deliver vaccinations. As of June 30, 2013, our Retail Pharmacy Segment included 7,553 retail drugstores (of which 7,495 operated a pharmacy) located in 42 states, the District of Columbia, Puerto Rico and Brazil operating primarily under the CVS/pharmacy®, CVS®, Longs Drugs®, or Drogaria Onofre® names, 18 onsite pharmacies and 684 retail health care clinics operating under the MinuteClinic® name (of which 676 were located in CVS/pharmacy stores), and our online retail websites, CVS.com and Onofre.com.br.

Corporate Segment

The Corporate Segment provides management and administrative services to support the Company. The Corporate Segment consists of certain aspects of our executive management, corporate relations, legal, compliance, human resources, corporate information technology and finance departments.

Results of Operations

The following discussion explains the material changes in our results of operations for the three and six months ended June 30, 2013 and 2012, and the significant developments affecting our financial condition since December 31, 2012. We strongly recommend that you read our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”) along with this report.

Summary of the Condensed Consolidated Financial Results:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2013	2012	2013	2012

Net revenues	$31,248	$30,714	$62,011	$61,512
Cost of revenues	25,412	25,265	50,593	50,950
Gross profit	5,836	5,449	11,418	10,562
Operating expenses	3,868	3,741	7,751	7,451
Operating profit	1,968	1,708	3,667	3,111
Interest expense, net	126	132	252	263
Income before income tax provision	1,842	1,576	3,415	2,848
Income tax provision	720	610	1,337	1,106
Income from continuing operations	1,122	966	2,078	1,742
Loss from discontinued operations, net of tax	(1)	(1)	(1)	(2)
Net income	1,121	965	2,077	1,740
Net loss attributable to noncontrolling interest	—	1	—	2
Net income attributable to CVS Caremark	$1,121	$966	$2,077	$1,742

Net Revenues

Net revenues increased $534 million, or 1.7% and $499 million, or 0.8% in the three and six months ended June 30, 2013, respectively, as compared to the prior year periods. The increase in the Pharmacy Services Segment was primarily driven by volume increases across all channels and drug cost inflation in our specialty pharmacy business. The increase in the Retail Pharmacy Segment was primarily due to increased same store sales and revenue from new stores. Net revenues in the periods were negatively impacted by increased generic sales and generic dispensing rates for both the Pharmacy Services and Retail Pharmacy segments. Generic prescription drugs typically have a lower selling price than brand name prescription drugs.

Please see the section entitled “Segment Analysis” below for additional information regarding net revenues.

Gross Profit

Gross profit dollars increased $387 million and $856 million in the three and six months ended June 30, 2013, as compared to the prior year periods. Gross profit as a percentage of net revenues increased approximately 90 basis points to 18.7% and approximately 125 basis points to 18.4% in the three and six months ended June 30, 2013, as compared to the prior year periods. The increase in gross profit as a percentage of net revenues was primarily driven by increased generic sales for both the Pharmacy Services and Retail Pharmacy segments.

Please see the section entitled “Segment Analysis” below for additional information regarding gross profit.

Operating Expenses

Operating expenses increased $127 million, or 3.4%, and $300 million, or 4.0%, in the three and six months ended June 30, 2013, respectively, as compared to the prior year periods. Operating expenses as a percentage of net revenues increased approximately 20 basis points to 12.4% and 40 basis points to 12.5% in the three and six months ended June 30, 2013, as compared to 12.2% and 12.1% in the prior year periods, respectively. Operating expenses as a percentage of net revenues increased due to the de-leveraging impact of increased generic sales on net revenues. The increase in operating expense dollars in the three and six months ended June 30, 2013, was primarily due to incremental store operating costs associated with operating more stores in our Retail Pharmacy Segment.

Please see the section entitled “Segment Analysis” below for additional information regarding operating expenses.

Interest Expense, net

Interest expense, net, decreased $6 million and $11 million in the three and six months ended June 30, 2013, as compared to the prior year period. This decrease resulted from lower average interest rates during the three and six months ended June 30, 2013.

For additional information on our financing activities, please see the “Liquidity and Capital Resources” section later in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Income Tax Provision

Our effective income tax rate was 39.1% for the three and six months ended June 30, 2013, compared to 38.7% and 38.8% for the three and six months ended June 30, 2012, respectively. The increase in the effective income tax rate for the three and six months ended June 30, 2013, was primarily due to permanent items.

Loss from Discontinued Operations

The loss from discontinued operations for the three and six months ended June 30, 2013 and 2012, consisted of lease-related costs associated with guarantees of store lease obligations of Linens 'n Things, a former subsidiary of the Company that became insolvent subsequent to its disposition.

See Note 8 to the condensed consolidated financial statements for additional information about our lease guarantees.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to noncontrolling interest for the three and six months ended June 30, 2012 was $1 million and $2 million, respectively. Net loss attributable to noncontrolling interest represents the minority shareholders’ portion of the net loss from our majority owned subsidiary, Generation Health, Inc. The Company purchased the remaining interest in Generation Health, Inc. on June 29, 2012. As a result, there was no longer a noncontrolling interest in Generation Health, Inc. for the three and six months ended June 30, 2013.

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

In millions	Pharmacy Services Segment(1)	Retail Pharmacy Segment	Corporate Segment	Intersegment Eliminations (2)	Consolidated Totals
Three Months Ended
June 30, 2013:
Net revenues	$18,800	$16,139	$—	$(3,691)	$31,248
Gross profit	963	5,000	—	(127)	5,836
Operating profit (loss)	675	1,596	(176)	(127)	1,968
June 30, 2012:
Net revenues	18,423	15,846	—	(3,555)	30,714
Gross profit	777	4,769	—	(97)	5,449
Operating profit (loss)	511	1,469	(175)	(97)	1,708
Six Months Ended
June 30, 2013:
Net revenues	37,111	32,191	—	(7,291)	62,011
Gross profit	1,731	9,952	—	(265)	11,418
Operating profit (loss)	1,174	3,133	(375)	(265)	3,667
June 30, 2012:
Net revenues	36,722	31,869	—	(7,079)	61,512
Gross profit	1,393	9,341	—	(172)	10,562
Operating profit (loss)	860	2,766	(343)	(172)	3,111

(1)      Net revenues of the Pharmacy Services Segment includes approximately $2.0 billion and $2.1 billion of retail co-payments for the three months ended June 30, 2013 and 2012, respectively, as well as $4.2 billion and $4.4 billion of retail co-payments for the six months ended June 30, 2013 and 2012, respectively.

(2)
Intersegment eliminations relate to two types of transaction: (i) Intersegment revenues that occur when Pharmacy Services Segment customers use Retail Pharmacy Segment stores to purchase covered products. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue on a standalone basis, and (ii) Intersegment revenues, gross profit and operating profit that occur when Pharmacy Services Segment customers, through the Company's intersegment activities (such as the Maintenance Choice® program), elect to pick-up their maintenance prescriptions at Retail Pharmacy Segment stores instead of receiving them through the mail. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue, gross profit and operating profit on a stand alone basis. The following amounts are eliminated in consolidation in connection with the item (ii) intersegment activity: net revenues of $1.1 billion and $840 million for the three months ended June 30, 2013 and 2012, respectively, and $2.0 billion and $1.6 billion for the six months ended June 30, 2013 and 2012, respectively; gross profit and operating profit of $127 million and $97 million for the three months ended June 30, 2013 and 2012, respectively, and $265 million and $172 million for the six months ended June 30, 2013 and 2012, respectively.

Pharmacy Services Segment

The following table summarizes our Pharmacy Services Segment’s performance for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2013	2012	2013	2012

Net revenues	$18,800	$18,423	$37,111	$36,722
Gross profit	963	777	1,731	1,393
Gross profit % of net revenues	5.1%	4.2%	4.7%	3.8%
Operating expenses	288	266	557	533
Operating expense % of net revenues	1.5%	1.4%	1.5%	1.5%
Operating profit	675	511	1,174	860
Operating profit % of net revenues	3.6%	2.8%	3.2%	2.3%
Net revenues(1):
Mail choice(2)	$6,036	$5,744	$11,905	$11,410
Pharmacy network(3)	12,709	12,625	25,100	25,209
Other	55	54	105	103
Pharmacy claims processed(1):
Total	226.6	218.3	454.3	437.2
Mail choice(2)	20.7	20.5	41.3	40.9
Pharmacy network(3)	205.9	197.8	413.0	396.3
Generic dispensing rate(1):
Total	80.7%	78.0%	80.6%	77.3%
Mail choice(2)	75.8%	71.2%	75.6%	70.1%
Pharmacy network(3)	81.1%	78.6%	81.0%	78.0%
Mail choice penetration rate	22.4%	22.9%	22.3%	22.9%

(1)          Pharmacy network net revenues, claims processed and generic dispensing rates do not include Maintenance Choice, which are included within the mail choice category.
(2)          Mail choice is defined as claims filled at a Pharmacy Services’ mail facility, which includes specialty claims, as well as 90-day claims filled at retail pharmacies under the Maintenance Choice program.
(3)          Pharmacy network is defined as claims filled at retail pharmacies, including our retail drugstores.

Medicare Part D Update

The Company participates in the Medicare Part D program by (1) providing Medicare Part D-related PBM services to our health plan and other clients that have qualified as Medicare Part D plans, and (2) offering Medicare Part D pharmacy benefits through the Company's own SilverScript PDP, which offers benefits to individual members and through employer group waiver plans ("EGWPs"). Of the approximately 6.8 million Medicare Part D members currently served by the Company, approximately 3.4 million of these members are currently enrolled in the SilverScript PDP's offerings for individuals.

At the beginning of the 2013 Medicare Part D plan year, the Company implemented an enrollment systems conversion process and other actions to consolidate its Medicare Part D PDPs into the Company's SilverScript PDP. These consolidation efforts impacted certain enrollment and coverage determination services the Company provided to SilverScript enrollees following commencement of the 2013 plan year. Effective January 15, 2013, CMS imposed intermediate sanctions on the SilverScript PDP, consisting of immediate suspension of further plan enrollment and marketing activities. The sanctions apply only to the Company's SilverScript PDP, and they do not impact the Company's ability to provide Medicare Part D-related services to other PBM clients.

The sanctions imposed on the SilverScript PDP relate to compliance by SilverScript with certain Medicare Part D enrollment requirements and do not affect the enrollment status of current SilverScript PDP enrollees. CMS has granted a limited waiver of these sanctions to allow SilverScript to continue to enroll eligible retirees of existing employer clients into its SilverScript plans and into EGWPs to fulfill the Company's commitments to implement and provide EGWP services. This limited waiver currently extends through October 30, 2013, and CMS has advised the Company that it will consider further extensions of the waiver on a rolling basis. The Company is cooperating with CMS to implement corrective action to resolve and remove the sanctions and to address coverage determination issues resulting from the Company's plan consolidation efforts. When the Company's corrective action has been completed, CMS will conduct a review to determine whether the sanctions will be removed. The Company does not, however, expect the sanctions to be removed prior to the beginning of the annual enrollment period for the 2014 Medicare Part D plan year beginning October 15, 2013, and it cannot predict how long the sanctions will remain in effect. Until such time as the sanctions are removed, the Company's SilverScript PDP will not receive new auto-assigned members from CMS in the regions where SilverScript has qualified for participation in 2014 and cannot enroll new members who choose their Medicare Part D plan for the 2014 plan year. The Company expects, however, that the SilverScript PDP will be able to retain both current auto-assigned members from CMS in regions where SilverScript has qualified for 2014 and other current members who choose to remain enrolled for 2014. The Company's ability to retain these current members is subject to potential attrition that may occur as a result of death, relocation and other member eligibility factors and potential attrition resulting from members choosing to change plans when permitted by CMS. The Company cannot predict with certainty the scope and cost of corrective action CMS may require to remove the sanctions or the financial impact resulting from possible loss of Medicare Part D enrollment in the SilverScript PDP pending removal of the sanctions.

Net Revenues

Net revenues increased $377 million, or 2.0%, to $18.8 billion in the three months ended June 30, 2013, as compared to the prior year period. As you review our Pharmacy Services Segment’s performance in this area, we believe you should consider the following important information that impacted the three month period ended June 30, 2013:

•
Our mail choice claims processed increased 1.0% to 20.7 million claims in the three months ended June 30, 2013, compared to 20.5 million claims in the prior year period. The increase in the mail choice claim volume was primarily due to increased claims associated with the continuing adoption of our Maintenance Choice offerings. The decrease in the mail choice penetration rate was primarily due to a change in the mix of business, driven by growth in Medicaid and Medicare Part D, which carry a lower mail utilization.

•	Our average revenue per mail choice claim increased by 4.1%, compared to the prior year period. This increase was primarily due to drug cost inflation particularly in our specialty business.

•
Our mail choice generic dispensing rate increased to 75.8% in the three months ended June 30, 2013, compared to 71.2% in the prior year period. This increase was primarily due to new generic prescription drug introductions, as well as our continual effort to encourage plan members to use clinically appropriate generic prescription drugs when they are available.

•
Our pharmacy network claims processed increased 4.1% to 205.9 million claims in the three months ended June 30, 2013, compared to 197.8 million claims in the prior year period. The increase in the pharmacy network claim volume was primarily due to claims activity associated with new clients.

•	Our average revenue per pharmacy network claim processed decreased 3.3%, as compared to the prior year period. This decrease was primarily due to increases in the generic dispensing rate.

•
Our pharmacy network generic dispensing rate increased to 81.1% in the three months ended June 30, 2013, compared to 78.6% in the prior year period. This increase was primarily due to new generic prescription drug introductions, as well as our continual effort to encourage plan members to use clinically appropriate generic prescription drugs when they are available.

Net revenues increased $389 million, or 1.1%, to $37.1 billion in the six months ended June 30, 2013, as compared to the prior year period. As you review our Pharmacy Services Segment’s performance in this area, we believe you should consider the following important information that impacted the six month period ended June 30, 2013:

•
Our mail choice claims processed increased 0.8% to 41.3 million claims in the six months ended June 30, 2013, compared to 40.9 million claims in the prior year period. The increase in the mail choice claim volume was primarily due to increased claims associated with the continuing adoption of our Maintenance Choice offerings. The decrease in the mail choice penetration rate was primarily due to a change in the mix of business, driven by growth in Medicaid and Medicare Part D, which carry a lower mail utilization.

•
Our average revenue per mail choice claim increased by 3.5%, compared to the prior year period. This increase was primarily due to drug cost inflation particularly in our specialty business, partially offset by increases in the percentage of generic prescription drugs dispensed and changes in client pricing.

•
Our mail choice generic dispensing rate increased to 75.6% in the six months ended June 30, 2013, compared to 70.1% in the prior year period. This increase was primarily due to new generic prescription drug introductions, as well as our continual effort to encourage plan members to use clinically appropriate generic prescription drugs when they are available.

•
Our pharmacy network claims processed increased 4.2% to 413.0 million claims in the six months ended June 30, 2013, compared to 396.3 million claims in the prior year period. The increase in the pharmacy network claim volume was primarily due to higher claims activity associated with our Medicare Part D program, attributable to growth in membership due to the success of our SilverScript Choice Plan.

•	Our average revenue per pharmacy network claim processed decreased 4.5%, as compared to the prior year period. This decrease was primarily due to increases in the generic dispensing rate.

•
Our pharmacy network generic dispensing rate increased to 81.0% in the six months ended June 30, 2013, compared to 78.0% in the prior year period. This increase was primarily due to new generic prescription drug introductions, as well as our continual effort to encourage plan members to use clinically appropriate generic prescription drugs when they are available.

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

Gross profit increased $186 million, or 23.9%, to $963 million in the three months ended June 30, 2013, as compared to the prior year period. Gross profit as a percentage of net revenues was 5.1% in the three months ended June 30, 2013, compared to 4.2% in the prior year period. Gross profit increased $338 million, or 24.3%, to $1.7 billion in the six months ended June 30, 2013, as compared to the prior year period. Gross profit as a percentage of net revenues was 4.7% in the six months ended June 30, 2013, compared to 3.8% in the prior year period. The increase in gross profit dollars and the increase in gross profit as a percentage of revenue were primarily due to an increase in generic dispensing, rebate improvement, as well as lower costs from our streamlining initiative.

As you review our Pharmacy Services Segment’s performance in this area, we believe you should consider the following important information that impacted the three and six month periods ended June 30, 2013:

•
Our gross profit dollars and gross profit as a percentage of net revenues continued to be impacted by our efforts to (i) retain existing clients, (ii) obtain new business and (iii) maintain or improve the purchase discounts we received from manufacturers, wholesalers and retail pharmacies. In particular, competitive pressure in the PBM industry has caused us and other PBMs to continue to share with our clients a larger portion of rebates and/or discounts received from pharmaceutical manufacturers. In addition, market dynamics and regulatory changes have adversely impacted our ability to offer plan sponsors pricing that includes retail network “differential” or “margin.” We expect these trends to continue.

•
Our gross profit as a percentage of revenues benefited from the increase in our total generic dispensing rate, which increased to 80.7% and 80.6% in the three and six months ended June 30, 2013, respectively, compared to our generic dispensing rate of 78.0% and 77.3% in the prior year periods, respectively. This increase was primarily due to significant new generic drug introductions and our continual efforts to encourage plan members to use clinically appropriate generic drugs when they are available. We expect the trend in generic introductions to continue, albeit at a slower pace.

Operating Expenses

Operating expenses in our Pharmacy Services Segment include selling, general and administrative expenses; depreciation and amortization related to selling, general and administrative activities; and expenses related to specialty apothecary pharmacies, which includes store and administrative payroll, employee benefits and occupancy costs.

Operating expenses increased $22 million to $288 million, or 1.5% as a percentage of net revenues, in the three months ended June 30, 2013, compared to $266 million, or 1.4% as a percentage of net revenues, in the prior year period. The increase in operating expense dollars is primarily related to increased costs associated with the expansion of our Medicare Part D program, as well as costs associated with remediation of Medicare Part D sanctions and coverage determination issues discussed previously. Operating expenses as a percentage of net revenues increased slightly due to the de-leveraging impact of increased generic sales on net revenues.

Operating expenses increased $24 million to $557 million, or 1.5% as a percentage of net revenues, in the six months ended June 30, 2013, compared to $533 million, or 1.5% as a percentage of net revenues in the prior year period. The increase in operating expense dollars is primarily related to increased costs associated with the expansion of our Medicare Part D program, as well as costs associated with remediation of Medicare Part D sanctions and coverage determination issues discussed previously. The increase was partially offset by lower costs from our streamlining initiative. Operating expenses as a percentage of net revenues remained the same for the six months ended June 30, 2013 and 2012, respectively.

Retail Pharmacy Segment

The following table summarizes our Retail Pharmacy Segment’s performance for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2013	2012	2013	2012

Net revenues	$16,139	$15,846	$32,191	$31,869
Gross profit	5,000	4,769	9,952	9,341
Gross profit % of net revenues	31.0%	30.1%	30.9%	29.3%
Operating expenses	3,404	3,300	6,819	6,575
Operating expense % of net revenues	21.1%	20.8%	21.2%	20.6%
Operating profit	1,596	1,469	3,133	2,766
Operating profit % of net revenues	9.9%	9.3%	9.7%	8.7%
Retail prescriptions filled (90 Day = 1Rx)	181.1	176.4	365.8	355.9
Retail prescriptions filled (90 Day = 3 Rx) (1)	220.3	208.5	441.8	418.5
Net revenue increase:
Total	1.9%	6.9%	1.0%	8.4%
Pharmacy	2.2%	8.3%	0.5%	9.7%
Front store	1.1%	3.9%	2.1%	5.5%
Total prescription volume (90 Day = 1 Rx)	2.6%	8.7%	2.8%	8.5%
Total prescription volume (90 Day = 3 Rx) (1)	5.6%	10.8%	5.6%	10.6%
Same store increase (decrease):
Total sales	0.4%	5.6%	(0.4)%	7.0%
Pharmacy sales	0.8%	7.2%	(0.8)%	8.5%
Front store sales	(0.4)%	2.3%	0.5%	3.7%
Prescription volume (90 Day = 1 Rx)	1.8%	7.7%	1.9%	7.4%
Prescription volume (90 Day = 3 Rx) (1)	5.0%	9.8%	4.9%	9.5%
Generic dispensing rate	81.9%	79.1%	81.6%	78.6%
Pharmacy % of total revenues	69.1%	68.8%	69.0%	69.4%
Third party % of pharmacy revenue	97.8%	97.6%	97.8%	97.9%

(1)
Includes the adjustment to convert 90-day prescriptions to the equivalent of three 30-day prescriptions. This adjustment reflects the fact that these prescriptions include approximately three times the amount of product days supplied compared to a normal prescription.

As of June 30, 2013, we operated 7,553 retail drugstores, compared to 7,381 retail drugstores on June 30, 2012.

Net Revenues

Net revenues increased $293 million, or 1.9%, to $16.1 billion in the three months ended June 30, 2013, as compared to the prior year period. Net revenues increased $322 million, or 1.0%, to $32.2 billion in the six months ended June 30, 2013, as compared to the prior year period. As you review our Retail Pharmacy Segment’s performance in this area, we believe you should consider the following important information that impacted the three and six month periods ended June 30, 2013:

•	Net revenues from new stores accounted for approximately 110 basis points of the increase in our total net revenues for the three and six months ended June 30, 2013.

•
Front store same store sales decreased by 0.4% for the three month period ended June 30, 2013, and rose 0.5% for the six month period ended June 30, 2013, compared to the prior year periods. The decrease in front store same store sales for the three month period is primarily due to the Easter shift into the first quarter, which had a negative impact of approximately 65 basis points. The increase in front store same store sales for the six month period was primarily due to a strong flu season during the first quarter, partially offset by 2012 being a leap year. The absence of a leap day in 2013 negatively impacted sales by approximately 60 basis points for the six month period ended June 30, 2013.

•
Pharmacy same store sales increased 0.8% for the three month period ended June 30, 2013, and decreased 0.8% for the six month period ended June 30, 2013, as compared to the prior year periods. The increase in pharmacy same store sales for the three months ended June 30, 2013, was primarily due to the increase in same store script growth of 1.8%, partially offset by the impact of increased generic sales. The decrease in pharmacy same store sales for the six months ended June 30, 2013, was primarily due to increased generic sales and the absence of a leap day in 2013, partially offset by increased script volume. The generic dispensing rate grew to 81.6% for the six months ended June 30, 2013 compared to 78.6% in the prior year. The absence of a leap day in 2013 negatively impacted sales by approximately 35 basis points for the six month period ended June 30, 2013.

•
Pharmacy revenues continue to be negatively impacted by the conversion of brand name drugs to equivalent generic drugs, which typically have a lower selling price, as well as certain generic drugs entering the break-open period. Pharmacy same store sales were negatively impacted by approximately 670 and 800 basis points for the three and six month periods ended June 30, 2013, respectively, due to recent generic introductions. In addition, our pharmacy revenue growth has also been affected by the lack of significant new brand name drug introductions and higher consumer co-payments and co-insurance arrangements.

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

Gross profit increased $231 million, or 4.8%, to $5.0 billion in the three months ended June 30, 2013, as compared to the prior year period. Gross profit as a percentage of net revenues increased to 31.0% in the three months ended June 30, 2013, compared to 30.1% in the prior year period. Gross profit increased $611 million, or 6.5%, to approximately $10.0 billion in the six months ended June 30, 2013, as compared to the prior year period. Gross profit as a percentage of net revenues increased to 30.9% in the six months ended June 30, 2013, compared to 29.3% in the prior year period.

The increase in gross profit dollars was primarily driven by an increased generic dispensing rate, pharmacy same store prescription volume and new store sales. The increase in gross profit as a percentage of revenues was primarily driven by increased pharmacy margins due to the positive impact of increased generic dispensing rates, partially offset by continued reimbursement pressure. We expect the trend of new generic introductions to continue, albeit at a slower pace.

As you review our Retail Pharmacy Segment’s performance in this area, we believe you should consider the following important information that impacted the three and six month periods ended June 30, 2013:

•
During the three and six months ended June 30, 2013, our front store gross profit as a percentage of net revenues increased compared to the same periods in the prior year. The increase for the three months ended June 30, 2013, primarily related to a shift in product sales to health and beauty products, which have higher margins. The increase for the six months ended June 30, 2013 related to a strong flu season and a shift in product sales to health and beauty products.

•
Front store revenues as a percentage of total revenues for the three months ended June 30, 2013 was 30.9%, compared to 31.2% in the prior year period. Front store revenues as a percentage of total revenues for the six months ended June 30, 2013 was 31.0%, compared to 30.6% in the prior year period. On average, our gross profit on front store revenues is higher than our average gross profit on pharmacy revenues. Pharmacy revenues as a percentage of total revenues increased approximately 25 basis points in the three months ended June 30, 2013, and decreased approximately 35 basis points in the six months ended June 30, 2013, compared to the prior year periods.

•
Sales to customers covered by third party insurance programs are a significant component of our retail pharmacy business. On average, our gross profit rate on third party pharmacy revenues is lower than our gross profit on cash pharmacy revenues. Third party revenues were 97.8% in the three and six months ended June 30, 2013, compared to 97.6% and 97.9% in the three and six months ended June 30, 2012.

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

Operating expenses increased $105 million to $3.4 billion, or 21.1% as a percentage of net revenues, in the three months ended June 30, 2013, as compared to $3.3 billion, or 20.8% as a percentage of net revenues, in the prior year period. Operating expenses increased $244 million to $6.8 billion, or 21.2% as a percentage of net revenues, in the six months ended June 30, 2013, as compared to $6.6 billion, or 20.6% as a percentage of net revenues, in the prior year period. The increase in operating expenses dollars for the three and six months ended June 30, 2013, was primarily due to incremental store operating costs associated with operating more stores during both periods. The increase in operating expenses as a percentage of net revenues is driven by the de-leveraging impact on net revenues of increased generic sales as discussed above.

Corporate Segment

Operating Expenses

Operating expenses in our Corporate Segment include expenses from the Company's executive management, corporate relations, legal, compliance, human resources, corporate information technology and finance departments. Operating expenses increased $1 million, or 0.2%, to $176 million and $32 million, or 9.2%, to $375 million in the three and six months ended June 30, 2013, respectively, as compared to the prior year periods. The increase in operating expenses for the six months ended June 30, 2013 was primarily related to legal costs and strategic initiatives.

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

Net cash provided by operating activities was $2.5 billion in the six months ended June 30, 2013, compared to $4.0 billion in the six months ended June 30, 2012. The $1.5 billion decrease in cash provided by operating activities is primarily due to a timing difference associated with a payment received in June 2012 from CMS for July 2012 Medicare Part D premiums and claims. In 2013, the July-related premiums and claims payment from CMS were received in July 2013. With the exception of the first month of the year, the monthly payment we receive from CMS is paid on the first day of each month, unless the first day of the month falls on a weekend, in which case the payment is made on the last business day of the previous month. In addition, the decrease was due to other changes in working capital due to the timing of payments.

Net cash used in investing activities was $1.1 billion for both the six months ended June 30, 2013 and 2012. Both periods had similar activity for purchases of property and equipment, as well as acquisitions and other investments.

Net cash used in financing activities was $1.6 billion in the six months ended June 30, 2013, compared to net cash used in financing activities of $2.5 billion in the six months ended June 30, 2012. The $0.9 billion decrease in cash used in financing activities was primarily due to fewer share repurchases during the six months ended June 30, 2013.

On September 19, 2012, the Company’s Board of Directors authorized a new share repurchase program for up to $6.0 billion of outstanding common stock (the “2012 Repurchase Program”). The share repurchase authorization, which was effective immediately, permits the Company to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase transactions, and/or other derivative transactions. The 2012 Repurchase Program may be modified or terminated by the Board of Directors at any time. During the six months ended June 30, 2013, the Company repurchased an aggregate of 13.8 million shares of common stock for approximately $748 million pursuant to the 2012 Repurchase Program.

We did not have any outstanding commercial paper borrowings as of June 30, 2013. In connection with our commercial paper program, we maintain a $1.25 billion, four-year unsecured back-up credit facility, for which we extended the expiration date during the second quarter of 2013 from May 12, 2015 to May 23, 2016, a $1.25 billion, five-year unsecured back-up credit facility, that expires on February 17, 2017 and a $1.0 billion, five-year unsecured back-up credit facility, that expires on May 23, 2018. The credit facilities allow for borrowings at various rates depending on the Company’s public debt ratings and require the Company to pay a weighted average quarterly facility fee of 0.03%, regardless of usage. As of June 30, 2013, the Company had no outstanding borrowings against the back-up credit facilities.

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

As of June 30, 2013, our long-term debt was rated “Baa2” by Moody’s with a positive outlook and “BBB+” by Standard & Poor’s with a stable outlook and our commercial paper program was rated “P-2” by Moody’s and “A-2” by Standard & Poor’s. In assessing our credit strength, we believe that both Moody’s and Standard & Poor’s considered, among other things, our capital structure and financial policies as well as our consolidated balance sheet, our historical acquisition activity and other financial information. Although we currently believe our long-term debt ratings will remain investment grade, we cannot guarantee the future actions of Moody’s and/or Standard & Poor’s. Our debt ratings have a direct impact on our future borrowing costs, access to capital markets and new store operating lease costs.

Off-Balance Sheet Arrangements

In connection with executing operating leases, we provide a guarantee of the lease payments. We also finance a portion of our new store development through sale-leaseback transactions, which involve selling stores to unrelated parties and then leasing the stores back under leases that qualify and are accounted for as operating leases. We do not have any retained or contingent interests in the stores, and we do not provide any guarantees, other than a guarantee of the lease payments, in connection with the transactions. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), such operating leases are not reflected in our condensed consolidated balance sheet. See Note 8 to our condensed consolidated financial statements for a detailed discussion of these guarantees.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed consolidated financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our condensed consolidated financial statements.

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

Recently Proposed Accounting Standard Update

In May 2013, the Financial Accounting Standards Board issued a revised proposed accounting standard update on lease accounting that will require entities to recognize assets and liabilities arising from lease contracts on the balance sheet. The proposed accounting standard update states that lessees and lessors should apply a "right-of-use model" in accounting for all leases. Under the proposed model, lessees would recognize an asset for the right to use the leased asset, and a liability for the obligation to make rental payments over the lease term. The lease term is defined as the noncancelable term that takes into account renewal options and termination options if there is a significant economic incentive for an entity to exercise or not exercise the option. The accounting by a lessor would reflect its retained exposure to the risks or benefits of the underlying leased asset. A lessor would recognize an asset representing its right to receive lease payments based on the expected term of the lease. The Company cannot presently determine the potential impact the proposed standard would have on its results of operations. While the Company believes that the proposed standard, as currently drafted, will likely have a material impact on its financial position, it will not have a material impact on its liquidity; however, until the proposed standard is finalized, such evaluation cannot be completed.

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

•	The possibility of loss of Medicare Part D business and/or failure to obtain new Medicare Part D business, whether as a result of the annual Medicare Part D competitive bidding process or otherwise.

•	Risks related to the frequency and rate of the introduction of generic drugs and brand name prescription products.

•
Risks of declining gross margins in the PBM industry attributable to increased competitive pressures, increased client demand for lower prices, enhanced service offerings and/or higher service levels and market dynamics and regulatory changes that impact our ability to offer plan sponsors pricing that includes the use of retail “differential” or “spread.”

•
Regulatory changes, business changes and compliance requirements and restrictions that may be imposed by CMS, OIG or other government agencies relating to our participation in Medicare, Medicaid and other federal and state government-funded programs, including sanctions and remedial actions that may be imposed by CMS on our Medicare Part D business, and the impact of sequestration or other legislative efforts to reduce the federal budget deficit.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2013, the Company had no derivative financial instruments or derivative commodity instruments in place and believes that its exposure to market risk associated with other financial instruments, principally interest rate risk inherent in its debt portfolio, is not material.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of June 30, 2013, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to provide reasonable assurance that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II	Item 1

Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our 2012 Annual Report on Form 10-K. The following discussion is limited to certain recent developments concerning our legal proceedings and should be read in conjunction with those earlier reports.

1.             In November 2009, a securities class action lawsuit was filed in the United States District Court for the District of Rhode Island purportedly on behalf of purchasers of CVS Caremark Corporation stock between May 5, 2009 and November 4, 2009. The lawsuit names the Company and certain officers as defendants and includes allegations of securities fraud relating to public disclosures made by the Company concerning the PBM business and allegations of insider trading. In addition, a shareholder derivative lawsuit was filed in December 2009 in the same court against the directors and certain officers of the Company. A derivative lawsuit is a lawsuit filed by a shareholder purporting to assert claims on behalf of a corporation against directors and officers of the corporation. This lawsuit, which was stayed pending developments in the related securities class action, includes allegations of, among other things, securities fraud, insider trading and breach of fiduciary duties and further alleges that the Company was damaged by the purchase of stock at allegedly inflated prices under its share repurchase program. In January 2011, both lawsuits were transferred to the United States District Court for the District of New Hampshire. In June 2012, the court granted the Company’s motion to dismiss the securities class action. The plaintiffs subsequently appealed the court’s ruling on the motion to dismiss. In May 2013, the First Circuit Court of Appeals vacated the prior ruling and remanded the case to the district court for further proceedings. The Company has filed a new motion to dismiss the lawsuit. The derivative lawsuit will remain stayed pending the outcome of any subsequent ruling on a renewed motion to dismiss the securities class action.

2.
The Company received a subpoena from the U.S. Securities and Exchange Commission ("SEC") in February 2011 and has subsequently received additional subpoenas and other requests for information. The SEC's requests related to, among other things, public disclosures made by the Company during 2009, transactions in the Company’s securities by certain officers and employees of the Company during 2009 and the purchase accounting for the Longs Drug Stores acquisition. The Company has provided the documents and other information requested by the SEC and has been cooperating with the SEC in this investigation. The Company has reached an agreement in principle with the staff of the Boston Regional Office of the SEC to settle certain allegations that, during the third and fourth quarters of 2009, the Company violated certain provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934, including certain anti-fraud provisions of those statutes. The agreement in principle will be entered into by the Company on a "no admit or deny" basis, and the Company will not be restating its financial statements for any reporting period. The Company has agreed to pay a $20 million civil penalty when the settlement is finalized, and this amount has been fully reserved in the Company's financial statements. The Company will continue to cooperate with the SEC to document the settlement terms, and the settlement remains subject to approval by the Commission and federal court as required.

3.
A purported shareholder derivative action was filed on behalf of nominal defendant CVS Caremark Corporation against certain of the Company's officers and members of its Board of Directors. The action, which alleges a single claim for breach of fiduciary duty relating to the Company's alleged failure to properly implement internal regulatory controls to comply with the Controlled Substances Act and the Combat Methamphetamine Epidemic Act, was originally filed in June 2012. In addition, an amended complaint was filed in November 2012 and a Supplemental Complaint was filed in April 2013.

Part II	Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table presents the total number of shares purchased in the three months ended June 30, 2013, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to the 2012 Repurchase Program. See Note 3 to the condensed consolidated financial statements.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 through April 30, 2013	6,403,751	$55.39	6,403,751	$3,921,114,509
May 1, 2013 through May 31, 2013	—	$—	—	$3,921,114,509
June 1, 2013 through June 30, 2013	—	$—	—	$3,921,114,509
Totals	6,403,751		6,403,751

Part II	Item 6

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

3.1F*
Certificate of Amendment to the Amended and Restated Certificate of Incorporation [incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated May 13, 2013 (Commission File No. 001-01011)].

3.2*	By-laws of the Registrant, as amended and restated [incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated May 10, 2012 (Commission File No. 001-01011)].

10.1
Credit Agreement dated as of May 23, 2013, by and among the Registrant, the lenders party thereto, Barclays Bank PLC and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, Bank of America, N.A. and Wells Fargo Bank, N.A., as Co-Documentation Agents, and The Bank of New York Mellon, as Administrative Agent.

10.2
Amendment No. 2, dated as of May 23, 2013, to the Credit Agreement dated as of May 12, 2011, by and among the Registrant, the lenders party thereto, Barclays Capital and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, Bank of America, N.A. and Wells Fargo Bank, N.A., as Co-Documentation Agents, and The Bank of America, N.A. and Wells Fargo Bank, N.A., as Co-Documentation Agents, and The Bank of Bank of New York Mellon, as Administrative Agent, as previously amended by Amendment No. 1, dated as of November 22, 2011.

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

101
The following materials from the CVS Caremark Corporation Quarterly Report on Form 10-Q for the three and six months ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related Footnotes to the Condensed Consolidated Financial Statements.

Signatures:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CVS Caremark Corporation
(Registrant)

/s/ David M. Denton

David M. Denton
Executive Vice President and
Chief Financial Officer
August 6, 2013