Form 10-Q
period 2013-09-30
CVS CAREMARK CORP
filed 2013-11-05
CIK 64803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013

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

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Common Stock, $0.01 par value, issued and outstanding at October 31, 2013:

1,190,254,167 shares

Part I	Item 1

CVS Caremark Corporation
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2013	2012	2013	2012

Net revenues	$31,968	$30,227	$93,979	$91,739
Cost of revenues	25,933	24,580	76,527	75,530
Gross profit	6,035	5,647	17,452	16,209
Operating expenses	3,874	3,833	11,624	11,284
Operating profit	2,161	1,814	5,828	4,925
Interest expense, net	122	134	374	397
Income before income tax provision	2,039	1,680	5,454	4,528
Income tax provision	779	669	2,116	1,775
Income from continuing operations	1,260	1,011	3,338	2,753
Loss from discontinued operations, net of tax	(6)	(5)	(7)	(7)
Net income	1,254	1,006	3,331	2,746
Net loss attributable to noncontrolling interest	—	—	—	2
Net income attributable to CVS Caremark	$1,254	$1,006	$3,331	$2,748
Basic earnings per common share:
Income from continuing operations attributable to CVS Caremark	$1.04	$0.80	$2.72	$2.15
Loss from discontinued operations attributable to CVS Caremark	$(0.01)	$—	$(0.01)	$(0.01)
Net income attributable to CVS Caremark	$1.03	$0.80	$2.72	$2.15
Weighted average basic common shares outstanding	1,218	1,265	1,226	1,281
Diluted earnings per common share:
Income from continuing operations attributable to CVS Caremark	$1.03	$0.79	$2.70	$2.14
Loss from discontinued operations attributable to CVS Caremark	$(0.01)	$—	$(0.01)	$(0.01)
Net income attributable to CVS Caremark	$1.02	$0.79	$2.70	$2.13
Weighted average diluted common shares outstanding	1,226	1,274	1,234	1,290
Dividends declared per common share	$0.2250	$0.1625	$0.6750	$0.4875

See accompanying notes to condensed consolidated financial statements.

CVS Caremark Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2013	2012	2013	2012

Net income	$1,254	$1,006	$3,331	$2,746
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	3	—	(15)	—
Net cash flow hedges, net of tax	1	1	2	2
Comprehensive income	1,258	1,007	3,318	2,748
Comprehensive income attributable to noncontrolling interest	—	—	—	2
Comprehensive income attributable to CVS Caremark	$1,258	$1,007	$3,318	$2,750

See accompanying notes to condensed consolidated financial statements.

CVS Caremark Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

In millions, except per share amounts	September 30, 2013	December 31, 2012

Assets:
Cash and cash equivalents	$1,505	$1,375
Short-term investments	108	5
Accounts receivable, net	8,035	6,473
Inventories	10,825	10,759
Deferred income taxes	558	663
Other current assets	401	577
Total current assets	21,432	19,852
Property and equipment, net	8,749	8,632
Goodwill	26,550	26,395
Intangible assets, net	9,587	9,753
Other assets	1,487	1,280
Total assets	$67,805	$65,912

Liabilities:
Accounts payable	$5,412	$5,070
Claims and discounts payable	4,360	3,974
Accrued expenses	3,940	4,051
Short-term debt	814	690
Current portion of long-term debt	572	5
Total current liabilities	15,098	13,790
Long-term debt	8,819	9,133
Deferred income taxes	3,791	3,784
Other long-term liabilities	1,563	1,501
Commitments and contingencies (Note 10)	—	—

Shareholders’ equity:
Preferred stock, par value $0.01: 0.1 share authorized; none issued or outstanding	—	—
Common stock, par value $0.01: 3,200 shares authorized; 1,669 shares issued and 1,204 shares outstanding at September 30, 2013 and 1,667 shares issued and 1,231 shares
outstanding at December 31, 2012	17	17
Treasury stock, at cost: 473 shares at September 30, 2013 and 435 shares at December 31,
2012	(18,462)	(16,270)
Shares held in trust: 1 share at September 30, 2013 and December 31, 2012	(31)	(31)
Capital surplus	29,653	29,120
Retained earnings	27,551	25,049
Accumulated other comprehensive loss	(194)	(181)
Total shareholders’ equity	38,534	37,704
Total liabilities and shareholders’ equity	$67,805	$65,912

See accompanying notes to condensed consolidated financial statements.

CVS Caremark Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
In millions	2013	2012
Cash flows from operating activities:
Cash receipts from customers	$85,408	$84,463
Cash paid for inventory and prescriptions dispensed by retail network pharmacies	(67,826)	(67,464)
Cash paid to other suppliers and employees	(10,760)	(10,120)
Interest received	5	2
Interest paid	(369)	(411)
Income taxes paid	(2,213)	(1,530)
Net cash provided by operating activities	4,245	4,940
Cash flows from investing activities:
Purchases of property and equipment	(1,330)	(1,314)
Proceeds from sale-leaseback transactions	156	427
Proceeds from sale of property and equipment	13	—
Acquisitions (net of cash acquired) and other investments	(354)	(303)
Purchase of available-for-sale investments	(107)	—
Proceeds from sale of subsidiary	—	7
Net cash used in investing activities	(1,622)	(1,183)
Cash flows from financing activities:
Increase in short-term debt	124	75
Repayments of long-term debt	—	(56)
Purchase of noncontrolling interest in subsidiary	—	(26)
Dividends paid	(829)	(627)
Proceeds from exercise of stock options	431	677
Excess tax benefits from stock-based compensation	48	21
Repurchase of common stock	(2,272)	(4,001)
Net cash used in financing activities	(2,498)	(3,937)
Effect of exchange rate changes on cash and cash equivalents	5	—
Net increase (decrease) in cash and cash equivalents	130	(180)
Cash and cash equivalents at beginning of period	1,375	1,413
Cash and cash equivalents at end of period	$1,505	$1,233
Reconciliation of net income to net cash provided by operating activities:
Net income	$3,331	$2,746
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,412	1,297
Stock-based compensation	101	97
Deferred income taxes and other noncash items	129	87
Change in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(1,518)	(296)
Inventories	(39)	(586)
Other current assets	176	425
Other assets	(125)	(142)
Accounts payable and claims and discounts payable	697	919
Accrued expenses	32	325
Other long-term liabilities	49	68
Net cash provided by operating activities	$4,245	$4,940

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

As of September 30, 2013, the carrying value of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximated their fair value due to the short-term nature of these financial instruments. The Company invests in money market funds, commercial paper and time deposits that are classified as cash and cash equivalents within the accompanying condensed consolidated balance sheets, as these funds are highly liquid and readily convertible to known amounts of cash. These investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company’s short-term investments consist of certificates of deposit with initial maturities of greater than three months when purchased. These investments, which are classified within Level 1 of the fair value hierarchy, are carried at fair value, which approximated historical cost at September 30, 2013. The carrying amount and estimated fair value of the Company’s total long-term debt was $9.4 billion and $10.3 billion, respectively, as of September 30, 2013. The fair value of the Company’s long-term debt was estimated based on quoted prices currently offered in active markets for the Company’s debt, which is considered Level 1 of the fair value hierarchy.

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

See Note 9 for additional information about the revenues of the Company’s business segments.

Related Party Transactions

The Company has an equity method investment in SureScripts®, which operates a clinical health information network. The Pharmacy Services and Retail Pharmacy segments utilize this clinical health information network in providing services to its client plan members and retail customers. The Company paid fees of approximately $12 million and $8 million in the three months ended September 30, 2013 and 2012, respectively, and $35 million and $26 million in the nine months ended September 30, 2013 and 2012, respectively, for the use of this network. The increase is due to the increase in the Company's prescription volume in 2013 compared to 2012.

New Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update ("ASU") 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 allows entities to use a qualitative approach to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount and recognize an impairment loss, if any, to the extent the carrying value exceeds its fair value. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of ASU 2012-02 did not have a material effect on the Company's consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The additional disclosures include: (1) changes in accumulated other comprehensive income balances by component and (2) significant items reclassified out of accumulated other comprehensive income. The changes in accumulated other comprehensive income balance by component will be disaggregated to separately present reclassification adjustments and current-period other comprehensive income. Significant items reclassified out of accumulated other comprehensive income by component are required to be presented either on the face of the statement of income or as separate disclosure in the notes to the financial statements. These additional disclosures may be presented before-tax or net-of-tax as long as the income tax benefit or expense attributed to each component of other comprehensive income and reclassification adjustments is presented in the financial statement or in the notes to the financial statements. ASU 2013-02 is effective for interim and annual periods beginning after December 15, 2012 and should be applied prospectively. The adoption of ASU 2013-02 did not have a material effect on the Company's consolidated financial statements. The expanded disclosures are included in Note 3 to these condensed consolidated financial statements.

Note 2 – Goodwill and Intangible Assets

Goodwill and indefinitely-lived trademarks are not amortized, but are subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate there may be impairment. During the three months ended September 30, 2013, the Company performed its required annual impairment tests and concluded there was no impairment of goodwill or trademarks.

The carrying amount of goodwill was $26.6 billion and $26.4 billion as of September 30, 2013 and December 31, 2012, respectively. Goodwill increased $155 million during the nine months ended September 30, 2013 primarily due to two immaterial acquisitions. Intangible assets with finite useful lives are amortized over their estimated useful life.

The following is a summary of the Company's intangible assets as of September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012
In millions	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks (indefinitely-lived)	$6,398	$—	$6,398	$6,398	$—	$6,398
Customer contracts and relationships and covenants not to compete	5,947	(3,144)	2,803	5,745	(2,812)	2,933
Favorable leases and other	803	(417)	386	802	(380)	422
	$13,148	$(3,561)	$9,587	$12,945	$(3,192)	$9,753

The amortization expense related to finite-lived intangible assets for the three and nine months ended September 30, 2013 was $124 million and $370 million , respectively. The amortization expense related to finite-lived intangible assets for the three and nine months ended September 30, 2012 was $121 million and $362 million , respectively.

Note 3 – Accumulated Other Comprehensive Income

The following table summarizes the activity within the components of accumulated other comprehensive income. The losses on cash flow hedges relate to hedging activity executed in previous years associated with the issuance of long-term debt. The amounts related to defined benefit pension plans represent changes in the net actuarial gains and losses.

Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)

	Three Months Ended September 30, 2013
In millions	Losses on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency	Total
Balance, June 30, 2013	$(15)	$(165)	$(18)	$(198)
Other comprehensive income (loss) before reclassifications	—	—	3	3
Amounts reclassified from accumulated other comprehensive income (2)	1	—	—	1
Net other comprehensive income (loss)	1	—	3	4
Balance, September 30, 2013	$(14)	$(165)	$(15)	$(194)

	Nine Months Ended September 30, 2013
In millions	Losses on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency	Total
Balance, December 31, 2012	$(16)	$(165)	$—	$(181)
Other comprehensive income (loss) before reclassifications	—	—	(15)	(15)
Amounts reclassified from accumulated other comprehensive income (2)	2	—	—	2
Net other comprehensive income (loss)	2	—	(15)	(13)
Balance, September 30, 2013	$(14)	$(165)	$(15)	$(194)

(1) All amounts are net of tax.
(2) The amounts reclassified from accumulated other comprehensive income are recorded within interest expense, net on the condensed consolidated statement of income.

Note 4 – Share Repurchase Program

On September 19, 2012, the Company’s Board of Directors authorized a share repurchase program for up to $6.0 billion of outstanding common stock (the “2012 Repurchase Program”). The share repurchase authorization, which was effective immediately, permits the Company to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase transactions, and/or other derivative transactions. The 2012 Repurchase Program may be modified or terminated by the Board of Directors at any time.

During the three and nine months ended September 30, 2013, the Company repurchased an aggregate of 25.8 million and 39.6 million shares of common stock for approximately $1.5 billion and $2.3 billion, respectively, pursuant to the 2012 Repurchase Program. As of September 30, 2013, approximately $2.4 billion remained available for future repurchases under the 2012 Repurchase Program.

Pursuant to the authorization under the 2012 Repurchase Program, effective October 1, 2013, the Company entered into a $1.7 billion fixed dollar accelerated share repurchase ("ASR") agreement with Barclays Bank PLC ("Barclays"). Upon payment of the $1.7 billion purchase price on October 1, 2013, the Company received a number of shares of its common stock equal to 50% of the $1.7 billion notional amount of the ASR agreement or approximately 14.9 million shares at a price of $57.18 per share. At the conclusion of the ASR program, the Company may receive additional shares equal to the remaining 50% of the $1.7 billion notional amount (approximately 14.9 million shares as of October 1, 2013). The ultimate number of shares the Company may receive will fluctuate based on changes in the daily volume-weighted average price of the Company's stock over a period beginning on October 1, 2013 and ending on or before December 30, 2013. If the mean daily volume-weighted average price of the Company's common stock, less a discount (the "forward price"), during the ASR program falls below $57.18 per share, the Company will receive a higher number of shares from Barclays. If the forward price rises above $57.18 per share, the Company will either receive fewer shares from Barclays or, potentially have an obligation to Barclays which, at the Company's option, could be settled in additional cash or by issuing shares. Under the terms of the agreement, the maximum number of shares that could be received or delivered is 59.5 million. The ASR agreement will be accounted for as an initial treasury stock transaction and a forward contract. The forward contract will be classified as an equity instrument. The initial repurchase of shares will result in an immediate reduction of the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted net income per share.

Note 5 – Stock-Based Compensation

Compensation expense related to stock options for the three and nine months ended September 30, 2013 totaled $25 million and $73 million, respectively, compared to $25 million and $76 million for the three and nine months ended September 30, 2012, respectively. Compensation expense related to restricted stock awards for the three and nine months ended September 30, 2013 totaled $10 million and $28 million, respectively, compared to $8 million and $21 million for the three and nine months ended September 30, 2012, respectively. During the three months ended September 30, 2013, the Company granted 0.1 million stock options with a weighted average fair value of $14.29 and a weighted average exercise price of $58.40. The Company had 37 million stock options outstanding as of September 30, 2013 with a weighted average exercise price of $41.07 and a weighted average contractual term of 4.58 years.

Note 6 – Sale-Leaseback Transactions

The Company finances a portion of its store development program through sale-leaseback transactions. The properties are generally sold at net book value, which approximates fair value, and the resulting leases typically qualify and are accounted for as operating leases. The Company does not have any retained or contingent interests in the stores and does not provide any guarantees, other than a guarantee of lease payments, in connection with the sale-leaseback transactions. Proceeds from sale-leaseback transactions totaled $156 million and $427 million for the nine months ended September 30, 2013 and 2012, respectively.

Note 7 – Interest Expense

The following are the components of net interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2013	2012	2013	2012
Interest expense	$125	$135	$379	$399
Interest income	(3)	(1)	(5)	(2)
Interest expense, net	$122	$134	$374	$397

Note 8 – Earnings Per Share

Basic earnings per common share attributable to CVS Caremark is computed by dividing: (i) net income attributable to CVS Caremark by (ii) the weighted average number of common shares outstanding in the period (the “Basic Shares”).

Diluted earnings per common share attributable to CVS Caremark is computed by dividing: (i) net income attributable to CVS Caremark by (ii) Basic Shares plus the additional shares that would be issued assuming that all dilutive stock awards are exercised. Options to purchase approximately 8.2 million and 5.7 million shares of common stock were outstanding, but were not included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2013, respectively, because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. For the same reason, options to purchase approximately 7.9 million and 5.1 million shares of common stock were outstanding, but were not included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2012, respectively.

The following is a reconciliation of basic and diluted earnings per common share for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2013	2012	2013	2012
Numerators for earnings per common share calculations:
Income from continuing operations	$1,260	$1,011	$3,338	$2,753
Net loss attributable to noncontrolling interest	—	—	—	2
Income from continuing operations attributable to CVS Caremark	1,260	1,011	3,338	2,755
Loss from discontinued operations, net of tax	(6)	(5)	(7)	(7)
Net income attributable to CVS Caremark, basic and diluted	$1,254	$1,006	$3,331	$2,748
Denominators for earnings per common share calculations:
Weighted average common shares, basic	1,218	1,265	1,226	1,281
Effect of dilutive securities:
Stock options	7	8	7	8
Restricted stock units	1	1	1	1
Weighted average common shares, diluted	1,226	1,274	1,234	1,290
Basic earnings per common share:
Income from continuing operations attributable to CVS Caremark	$1.04	$0.80	$2.72	$2.15
Loss from discontinued operations attributable to CVS Caremark	$(0.01)	$—	$(0.01)	$(0.01)
Net income attributable to CVS Caremark	$1.03	$0.80	$2.72	$2.15
Diluted earnings per common share:
Income from continuing operations attributable to CVS Caremark	$1.03	$0.79	$2.70	$2.14
Loss from discontinued operations attributable to CVS Caremark	$(0.01)	$—	$(0.01)	$(0.01)
Net income attributable to CVS Caremark	$1.02	$0.79	$2.70	$2.13

Note 9 – Segment Reporting

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

The Pharmacy Services Segment provides a full range of pharmacy benefit management (“PBM”) services including mail order and specialty pharmacy services, plan design and administration, formulary management, discounted drug purchase arrangements, Medicare Part D services, retail pharmacy network management services, prescription management systems, clinical services, health management services and pharmacogenomics. The Company’s customers are primarily employers, insurance companies, unions, government employee groups, managed care organizations, other sponsors of health benefit plans and individuals throughout the United States. In addition, through the Company’s SilverScript® Insurance Company subsidiary, the Company is a national provider of drug benefits to eligible beneficiaries under the Federal Government’s Medicare Part D program. The Pharmacy Services business operates under the CVS Caremark® Pharmacy Services, Caremark®, CVS Caremark®, CarePlus CVS/pharmacy®, RxAmerica®, Accordant®, SilverScript® and Novologix® names. As of September 30, 2013, the Pharmacy Services Segment operated 30 retail specialty pharmacy stores, 12 specialty mail order pharmacies and four mail service pharmacies located in 22 states, Puerto Rico and the District of Columbia.

The Retail Pharmacy Segment sells prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, photo finishing, seasonal merchandise, greeting cards and convenience foods through the Company’s CVS/pharmacy®, CVS®, Longs Drugs® and Drogaria Onofre® retail stores and online through CVS.com® and Onofre.com.br®. As of September 30, 2013, the Retail Pharmacy Segment included 7,601 retail drugstores (of which 7,541 operated a pharmacy), 18 onsite pharmacies, 726 retail health care clinics, and the online retail websites, CVS.com and Onofre.com.br. The retail drugstores are located in 42 states, the District of Columbia, Puerto Rico and Brazil. The retail health care clinics operate under the MinuteClinic® name, and 718 are located within CVS/pharmacy stores. MinuteClinics utilize nationally-recognized medical protocols to diagnose and treat minor health conditions, perform health screenings, monitor chronic conditions and deliver vaccinations. The clinics are staffed by board-certified nurse practitioners and physician assistants who provide access to affordable care without appointment.

The Corporate Segment provides management and administrative services to support the Company. The Corporate Segment consists of certain aspects of executive management, corporate relations, legal, compliance, human resources, corporate information technology and finance departments.

In millions	Pharmacy Services Segment(1)	Retail Pharmacy Segment	Corporate Segment	Intersegment Eliminations(2)	Consolidated Totals
Three Months Ended
September 30, 2013:
Net revenues	$19,483	$16,284	$—	$(3,799)	$31,968
Gross profit	1,294	4,884	—	(143)	6,035
Operating profit (loss)(3)	1,012	1,471	(179)	(143)	2,161
September 30, 2012:
Net revenues	18,079	15,504	—	(3,356)	30,227
Gross profit	1,081	4,672	—	(106)	5,647
Operating profit (loss)	784	1,305	(169)	(106)	1,814
Nine Months Ended
September 30, 2013:
Net revenues	56,593	48,474	—	(11,088)	93,979
Gross profit	3,025	14,836	—	(409)	17,452
Operating profit (loss)(3)	2,186	4,604	(553)	(409)	5,828
September 30, 2012:
Net revenues	54,802	47,373	—	(10,436)	91,739
Gross profit	2,474	14,014	—	(279)	16,209
Operating profit (loss)	1,644	4,071	(511)	(279)	4,925
Total assets:
September 30, 2013	37,274	30,048	1,679	(1,196)	67,805
December 31, 2012	36,057	29,183	1,408	(736)	65,912
Goodwill:
September 30, 2013	19,657	6,893	—	—	26,550
December 31, 2012	19,646	6,749	—	—	26,395

(1)          Net revenues of the Pharmacy Services Segment include approximately $1.9 billion and $2.0 billion of retail co-payments for the three months ended September 30, 2013 and 2012, respectively, as well as $6.1 billion and $6.4 billion of retail co-payments for the nine months ended September 30, 2013 and 2012, respectively.
(2)        Intersegment eliminations relate to two types of transactions: (i) Intersegment revenues that occur when Pharmacy Services Segment customers use Retail Pharmacy Segment stores to purchase covered products. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue on a standalone basis, and (ii) Intersegment revenues, gross profit and operating profit that occur when Pharmacy Services Segment customers, through the Company’s intersegment activities (such as the Maintenance Choice® program), elect to pick-up their maintenance prescriptions at Retail Pharmacy Segment stores instead of receiving them through the mail. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue, gross profit and operating profit on a standalone basis. The following amounts are eliminated in consolidation in connection with the item (ii) intersegment activity: net revenues of $1.1 billion and $841 million for the three months ended September 30, 2013 and 2012, respectively, and $3.1 billion and $2.5 billion for the nine months ended September 30, 2013 and 2012 respectively; gross profit and operating profit of $143 million and $106 million for the three months ended September 30, 2013 and 2012, respectively, and $409 million and $279 million for the nine months ended September 30, 2013 and 2012, respectively.

(3)
Consolidated operating profit for the three and nine months ended September 30, 2013 includes a $72 million gain on a legal settlement, of which, $11 million is included in the Pharmacy Services Segment and $61 million is included in the Retail Pharmacy Segment.

Note 10 – Commitments and Contingencies

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

As of September 30, 2013, the Company guaranteed approximately 74 such store leases (excluding the lease guarantees related to Linens ‘n Things, which have been recorded as a liability on the condensed consolidated balance sheet), with the maximum remaining lease term extending through 2024. Management believes the ultimate disposition of any of the remaining guarantees will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or future cash flows.

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

Caremark was named in a putative class action lawsuit filed in October 2003 in Alabama state court by John Lauriello, purportedly on behalf of participants in the 1999 settlement of various securities class action and derivative lawsuits against Caremark and others. Other defendants include insurance companies that provided coverage to Caremark with respect to the settled lawsuits. The Lauriello lawsuit seeks approximately $3.2 billion in compensatory damages plus other non-specified damages based on allegations that the amount of insurance coverage available for the settled lawsuits was misrepresented and suppressed. A similar lawsuit was filed in November 2003 by Frank McArthur, also in Alabama state court, naming as defendants, among others, Caremark and several insurance companies involved in the 1999 settlement. This lawsuit was stayed as a later-filed class action, but McArthur was subsequently allowed to intervene in the Lauriello action. Following the close of class discovery, the trial court entered an Order on August 15, 2012 that granted the plaintiffs’ motion to certify a class pursuant to Alabama Rule of Civil Procedures 23(b)(3) but denied their request that the class also be certified pursuant to Rule 23(b)(1). In addition, the August 15, 2012 Order appointed class representatives and class counsel. The defendants' appeal and plaintiffs' cross-appeal are pending before the Alabama Supreme Court. The proceedings in the trial court are stayed by statute pending a decision on the appeal and cross-appeal by the Alabama Supreme Court.

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

In March 2010, the Company learned that various State Attorneys General offices and certain other government agencies were conducting a multi-state investigation of certain of the Company's business practices similar to those being investigated at that time by the U.S. Federal Trade Commission ("FTC"). Twenty-eight states, the District of Columbia and the County of Los Angeles are known to be participating in this investigation. The prior FTC investigation, which commenced in August 2009, was officially concluded in May 2012 when the consent order entered into between the FTC and the Company became final. The Company has been cooperating with the multi-state investigation.

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

The Company received a subpoena from the U.S. Securities and Exchange Commission ("SEC") in February 2011 and subsequently received additional subpoenas and other requests for information. The SEC's requests related to, among other things, public disclosures made by the Company during 2009, transactions in the Company’s securities by certain officers and employees of the Company during 2009 and the purchase accounting for the Longs Drug Stores acquisition. The Company has provided the documents and other information requested by the SEC and has been cooperating with the SEC in this investigation. The Company has reached an agreement in principle with the staff of the Boston Regional Office of the SEC to settle certain allegations that, during the third and fourth quarters of 2009, the Company violated certain provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934, including certain anti-fraud provisions of those statutes. The agreement in principle will be entered into by the Company on a "no admit or deny" basis, and the Company will not be restating its financial statements for any reporting period. The Company has agreed to pay a $20 million civil penalty when the settlement is finalized, and this amount has been fully reserved in the Company's financial statements. The Company will continue to cooperate with the SEC to document the settlement terms, and the settlement remains subject to approval by the Commission and federal court as required.

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

In January 2012, the Company received a subpoena from the OIG requesting information about its Health Savings Pass program, a prescription drug discount program for uninsured or underinsured individuals, in connection with an investigation of possible false or otherwise improper claims for payment involving HHS programs. In February 2012, the Company also received a civil investigative demand from the Office of the Attorney General of the State of Texas requesting a copy of information produced under this OIG subpoena and other information related to prescription drug claims submitted by the Company's pharmacies to Texas Medicaid for reimbursement. The Company is providing documents and other information in response to these requests for information.

A purported shareholder derivative action was filed on behalf of nominal defendant CVS Caremark Corporation against certain of the Company's officers and members of its Board of Directors. The action, which alleges a single claim for breach of fiduciary duty relating to the Company's alleged failure to properly implement internal regulatory controls to comply with the Controlled Substances Act and the Combat Methamphetamine Epidemic Act, was originally filed in June 2012. In addition, an amended complaint was filed in November 2012 and a Supplemental Complaint was filed in April 2013. In October 2013, the court granted the Company's motion to dismiss and entered judgment dismissing the action, without prejudice. Following dismissal of the action, the same purported shareholder sent a letter to the Company's Board of Directors demanding that the Board investigate her allegations and pursue legal action against certain directors and officers of the Company. The Board of Directors intends to review and respond to the letter as appropriate.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
CVS Caremark Corporation

We have reviewed the condensed consolidated balance sheet of CVS Caremark Corporation (the Company) as of September 30, 2013, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2013 and 2012 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2013 and 2012. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CVS Caremark Corporation as of December 31, 2012, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the year then ended not presented herein and we expressed an unqualified audit opinion on those consolidated financial statements and included an explanatory paragraph for the Company's election to change its methods of accounting for prescription drug inventories in the Retail Pharmacy Segment effective January 1, 2012 in our report dated February 15, 2013. In our opinion, the accompanying condensed consolidated balance sheet of CVS Caremark Corporation as of December 31, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

November 5, 2013
Boston, Massachusetts

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of Our Business

CVS Caremark Corporation (“CVS Caremark”, the “Company”, “we” or “us”), together with its subsidiaries, is the largest integrated pharmacy health care provider in the United States. We are uniquely positioned to deliver significant benefits to health plan sponsors through effective cost management solutions and innovative programs that engage plan members and promote healthier and more cost-effective behaviors. Our integrated pharmacy services model enhances our ability to offer plan members and consumers expanded choice, greater access and more personalized services to help them on their path to better health. We effectively manage pharmaceutical costs and improve health care outcomes through our pharmacy benefit management, mail order and specialty pharmacy division, CVS Caremark® Pharmacy Services (“Caremark”); our more than 7,600 CVS/pharmacy® and Drogaria Onofre® retail stores; our retail-based health clinic subsidiary, MinuteClinic®; and our online retail pharmacies, CVS.com® and Onofre.com.br®.

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

Our specialty pharmacies support individuals that require complex and expensive drug therapies. Our specialty pharmacy business includes mail order and retail specialty pharmacies that operate under the CVS Caremark® and CarePlus CVS/pharmacy® names. The Pharmacy Services Segment also provides health management programs, which include integrated condition management program for 17 rare conditions, through our Accordant® health management offering. In addition, through our SilverScript® Insurance Company subsidiary, we are a national provider of drug benefits to eligible beneficiaries under the Federal Government’s Medicare Part D program. The Pharmacy Services Segment operates under the CVS Caremark® Pharmacy Services, Caremark®, CVS Caremark®, CarePlus CVS/pharmacy®, RxAmerica®, Accordant®, SilverScript® and Novologix® names. As of September 30, 2013, the Pharmacy Services Segment operated 30 retail specialty pharmacy stores, 12 specialty mail order pharmacies and four mail service pharmacies located in 22 states, Puerto Rico and the District of Columbia.

Retail Pharmacy Segment

Our Retail Pharmacy Segment sells prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, photo finishing, seasonal merchandise, greeting cards and convenience foods through our CVS/pharmacy, CVS®, Longs Drugs®, and Drogaria Onofre retail stores and online through CVS.com and Onofre.com.br. Our Retail Pharmacy Segment derives the majority of its revenues through the sale of prescription drugs, which are dispensed by our more than 23,000 retail pharmacists. Our Retail Pharmacy Segment also provides health care services through our MinuteClinic health care clinics. MinuteClinics are staffed by nurse practitioners and physician assistants who utilize nationally recognized protocols to diagnose and treat minor health conditions, perform health screenings, monitor chronic conditions, and deliver vaccinations. As of September 30, 2013, our Retail Pharmacy Segment included 7,601 retail drugstores (of which 7,541 operated a pharmacy) located in 42 states, the District of Columbia, Puerto Rico and Brazil operating primarily under the CVS/pharmacy®, CVS®, Longs Drugs®, or Drogaria Onofre® names, 18 onsite pharmacies, 726 retail health care clinics operating under the MinuteClinic® name (of which 718 were located in CVS/pharmacy stores), and our online retail websites, CVS.com and Onofre.com.br.

Corporate Segment

The Corporate Segment provides management and administrative services to support the Company. The Corporate Segment consists of certain aspects of our executive management, corporate relations, legal, compliance, human resources, corporate information technology and finance departments.

Results of Operations

The following discussion explains the material changes in our results of operations for the three and nine months ended September 30, 2013 and 2012, and the significant developments affecting our financial condition since December 31, 2012. We strongly recommend that you read our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”) along with this report.

Summary of the Condensed Consolidated Financial Results:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2013	2012	2013	2012

Net revenues	$31,968	$30,227	$93,979	$91,739
Cost of revenues	25,933	24,580	76,527	75,530
Gross profit	6,035	5,647	17,452	16,209
Operating expenses	3,874	3,833	11,624	11,284
Operating profit	2,161	1,814	5,828	4,925
Interest expense, net	122	134	374	397
Income before income tax provision	2,039	1,680	5,454	4,528
Income tax provision	779	669	2,116	1,775
Income from continuing operations	1,260	1,011	3,338	2,753
Loss from discontinued operations, net of tax	(6)	(5)	(7)	(7)
Net income	1,254	1,006	3,331	2,746
Net loss attributable to noncontrolling interest	—	—	—	2
Net income attributable to CVS Caremark	$1,254	$1,006	$3,331	$2,748

Net Revenues

Net revenues increased $1.7 billion, or 5.8%, and $2.2 billion, or 2.4%, in the three and nine months ended September 30, 2013, respectively, as compared to the prior year periods. The increase in the Pharmacy Services Segment was primarily driven by volume increases across all channels and drug cost inflation in the specialty pharmacy business. The increase in the Retail Pharmacy Segment was primarily due to increased same store sales and revenue from new stores. Net revenues in the periods were negatively impacted by increased generic sales and generic dispensing rates for both the Pharmacy Services and Retail Pharmacy segments. Generic prescription drugs typically have a lower selling price than brand name prescription drugs.

Please see the section entitled “Segment Analysis” below for additional information regarding net revenues.

Gross Profit

Gross profit dollars increased $388 million and $1.2 billion in the three and nine months ended September 30, 2013, as compared to the prior year periods. Gross profit as a percentage of net revenues increased approximately 20 basis points to 18.9% and approximately 90 basis points to 18.6% in the three and nine months ended September 30, 2013, as compared to the prior year periods. The increase in gross profit as a percentage of net revenues was primarily driven by increased generic drug sales for both the Pharmacy Services and Retail Pharmacy segments. Generic drug sales normally yield a higher gross profit rate than equivalent brand name drugs.

Please see the section entitled “Segment Analysis” below for additional information regarding gross profit.

Operating Expenses

Operating expenses increased $41 million, or 1.0%, and $340 million, or 3.0%, in the three and nine months ended September 30, 2013, respectively, as compared to the prior year periods. Operating expenses as a percentage of net revenues decreased approximately 60 basis points to 12.1% and increased approximately 10 basis points to 12.4% in the three and nine months ended September 30, 2013, as compared to 12.7% and 12.3% in the prior year periods, respectively. In August 2013, the Company settled a prescription drug antitrust lawsuit with a drug manufacturer and recorded a gain on the settlement of approximately $72 million, of which approximately $61 million was attributed to the Retail Pharmacy Segment and approximately $11 million was attributed to the Pharmacy Services Segment. The gain on the legal settlement was recorded as a reduction of operating expenses in the condensed consolidated statements of income for the three and nine months ended September 30, 2013. Operating expenses as a percentage of net revenues decreased for the three months ended September 30, 2013 due to expense leverage from sales growth from both segments and expense control initiatives, as well as the gain from the legal settlement which had an impact of approximately 22 basis points. Operating expenses as a percentage of net revenues increased for the nine months ended September 30, 2013 due to the de-leveraging impact of increased generic sales on net revenues during the first half of the year, partially offset by the gain from the legal settlement in the third quarter of 2013. The increase in operating expense dollars in the three and nine months ended September 30, 2013, was primarily due to incremental store operating costs associated with operating more stores in our Retail Pharmacy Segment and strategic initiatives in our Corporate Segment.

Please see the section entitled “Segment Analysis” below for additional information regarding operating expenses.

Interest Expense, net

Interest expense, net, decreased $12 million and $23 million in the three and nine months ended September 30, 2013, as compared to the prior year period. This decrease resulted from lower average interest rates during the three and nine months ended September 30, 2013.

For additional information on our financing activities, please see the “Liquidity and Capital Resources” section later in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Income Tax Provision

Our effective income tax rate was 38.2% and 38.8% for the three and nine months ended September 30, 2013, respectively, compared to 39.8% and 39.2% for the three and nine months ended September 30, 2012, respectively. The decrease in the effective income tax rate for the three and nine months ended September 30, 2013, was primarily due to the recognition of previously unrecognized tax benefits arising from the expiration of various statutes of limitation and certain permanent items.

Loss from Discontinued Operations

The loss from discontinued operations for the three and nine months ended September 30, 2013 and 2012, consisted of lease-related costs associated with guarantees of store lease obligations of Linens 'n Things, a former subsidiary of the Company that became insolvent subsequent to its disposition.

See Note 10 to the condensed consolidated financial statements for additional information about our lease guarantees.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to noncontrolling interest for the nine months ended September 30, 2012 was approximately $2 million. Net loss attributable to noncontrolling interest represents the minority shareholders’ portion of the net loss from our majority owned subsidiary, Generation Health, Inc. The Company purchased the remaining interest in Generation Health, Inc. on June 29, 2012. As a result, there was no longer a noncontrolling interest in Generation Health, Inc. for the three and nine months ended September 30, 2013.

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

In millions	Pharmacy Services Segment(1)	Retail Pharmacy Segment	Corporate Segment	Intersegment Eliminations (2)	Consolidated Totals
Three Months Ended
September 30, 2013:
Net revenues	$19,483	$16,284	$—	$(3,799)	$31,968
Gross profit	1,294	4,884	—	(143)	6,035
Operating profit (loss)(3)	1,012	1,471	(179)	(143)	2,161
September 30, 2012:
Net revenues	18,079	15,504	—	(3,356)	30,227
Gross profit	1,081	4,672	—	(106)	5,647
Operating profit (loss)	784	1,305	(169)	(106)	1,814
Nine Months Ended
September 30, 2013:
Net revenues	56,593	48,474	—	(11,088)	93,979
Gross profit	3,025	14,836	—	(409)	17,452
Operating profit (loss)(3)	2,186	4,604	(553)	(409)	5,828
September 30, 2012:
Net revenues	54,802	47,373	—	(10,436)	91,739
Gross profit	2,474	14,014	—	(279)	16,209
Operating profit (loss)	1,644	4,071	(511)	(279)	4,925

(1)
Net revenues of the Pharmacy Services Segment includes approximately $1.9 billion and $2 billion of retail co-payments for the three months ended September 30, 2013 and 2012, respectively, as well as $6.1 billion and $6.4 billion of retail co-payments for the nine months ended September 30, 2013 and 2012, respectively.

(2)
Intersegment eliminations relate to two types of transaction: (i) Intersegment revenues that occur when Pharmacy Services Segment customers use Retail Pharmacy Segment stores to purchase covered products. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue on a standalone basis, and (ii) Intersegment revenues, gross profit and operating profit that occur when Pharmacy Services Segment customers, through the Company's intersegment activities (such as the Maintenance Choice® program), elect to pick-up their maintenance prescriptions at Retail Pharmacy Segment stores instead of receiving them through the mail. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue, gross profit and operating profit on a stand alone basis. The following amounts are eliminated in consolidation in connection with the item (ii) intersegment activity: net revenues of $1.1 billion and $841 million for the three months ended September 30, 2013 and 2012, respectively, and $3.1 billion and $2.5 billion for the nine months ended September 30, 2013 and 2012, respectively; gross profit and operating profit of $143 million and $106 million for the three months ended September 30, 2013 and 2012, respectively, and $409 million and $279 million for the nine months ended September 30, 2013 and 2012, respectively.

(3)
Consolidated operating profit for the three and nine months ended September 30, 2013 includes a $72 million gain on a legal settlement, of which, $11 million is included in the Pharmacy Services Segment and $61 million is included in the Retail Pharmacy Segment.

Pharmacy Services Segment

The following table summarizes our Pharmacy Services Segment’s performance for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2013	2012	2013	2012

Net revenues	$19,483	$18,079	$56,593	$54,802
Gross profit	1,294	1,081	3,025	2,474
Gross profit % of net revenues	6.6%	6.0%	5.4%	4.5%
Operating expenses(4)	282	297	839	830
Operating expense % of net revenues	1.4%	1.6%	1.5%	1.5%
Operating profit	1,012	784	2,186	1,644
Operating profit % of net revenues	5.2%	4.3%	3.9%	3.0%
Net revenues(1):
Mail choice(2)	$6,369	$5,675	$18,274	$17,084
Pharmacy network(3)	13,063	12,363	38,163	37,573
Other	51	41	156	145
Pharmacy claims processed(1):			-
Total	221.9	217.4	676.2	654.6
Mail choice(2)	21.0	20.4	62.3	61.3
Pharmacy network(3)	200.9	197.0	613.9	593.3
Generic dispensing rate(1):
Total	81.0%	79.3%	80.7%	78.0%
Mail choice(2)	76.2%	73.1%	75.8%	71.1%
Pharmacy network(3)	81.5%	79.9%	81.2%	78.6%
Mail choice penetration rate	23.0%	22.9%	22.5%	22.9%

(1)          Pharmacy network net revenues, claims processed and generic dispensing rates do not include Maintenance Choice, which are included within the mail choice category.
(2)          Mail choice is defined as claims filled at a Pharmacy Services mail facility, which includes specialty claims, as well as 90-day claims filled at retail pharmacies under the Maintenance Choice program.
(3)          Pharmacy network is defined as claims filled at retail pharmacies, including our retail drugstores.

(4)	Operating expenses for the three and nine months ended September 30, 2013 includes a $11 million gain on a legal settlement.

Medicare Part D Update

The Company participates in the Medicare Part D program by (1) providing Medicare Part D‐related PBM services to our health plan and other clients that have qualified as Medicare Part D plans, and (2) offering Medicare Part D pharmacy benefits through the Company's own SilverScript PDP, which offers benefits to individual members and through employer group waiver plans ("EGWPs").

At the beginning of the 2013 Medicare Part D plan year, the Company implemented an enrollment systems conversion process and other actions to consolidate its Medicare Part D PDPs into the Company's SilverScript PDP. These consolidation efforts impacted certain enrollment and coverage determination services the Company provided to SilverScript enrollees following commencement of the 2013 plan year. Effective January 15, 2013, CMS imposed intermediate sanctions on the SilverScript PDP, consisting of immediate suspension of further plan enrollment and marketing activities. The sanctions apply only to the Company's SilverScript PDP, and they do not impact the Company's ability to provide Medicare Part D‐related services to other PBM clients.

The sanctions imposed on the SilverScript PDP relate to compliance by SilverScript with certain Medicare Part D enrollment requirements and do not affect the enrollment status of current SilverScript PDP enrollees. CMS has granted a limited waiver of these sanctions to allow SilverScript to continue to enroll eligible retirees of existing employer clients into its SilverScript plans and into EGWPs to fulfill the Company's commitments to implement and provide EGWP services. This limited waiver currently extends through January 31, 2014, and CMS has advised the Company that it will consider further extensions of the waiver on a rolling basis as necessary.  The Company is cooperating with CMS to implement corrective action to resolve and remove the sanctions and to address coverage determination issues resulting from the Company's plan consolidation efforts. When the Company's corrective action has been completed, CMS will conduct a review to determine whether the sanctions will be removed.

As a result of the sanctions, the Company is not participating in the annual enrollment period for the 2014 Medicare Part D plan year, which began October 15, 2013 and ends on December 7, 2013. Until such time as the sanctions are removed, the Company's SilverScript PDP will not receive new auto assigned members from CMS in the regions where SilverScript has qualified for participation in 2014 and cannot enroll new members who choose their Medicare Part D plan for the 2014 plan year. The Company expects, however, that the SilverScript PDP will be able to retain both current auto‐assigned members from CMS in regions where SilverScript has qualified for 2014 and other current members who choose to remain enrolled for 2014. The Company's ability to retain these current members is subject to potential attrition that may occur as a result of death, relocation and other member eligibility factors and potential attrition resulting from members choosing to change plans when permitted by CMS. The Company cannot predict with certainty how long the sanctions will remain in effect, the scope and cost of any additional corrective action CMS may require to remove the sanctions or the financial impact resulting from possible loss of Medicare Part D enrollment in the SilverScript PDP pending removal of the sanctions.

Net Revenues

Net revenues increased $1.4 billion, or 7.8%, to $19.5 billion in the three months ended September 30, 2013, as compared to the prior year period. As you review our Pharmacy Services Segment’s performance in this area, we believe you should consider the following important information that impacted the three month period ended September 30, 2013:

•
Our mail choice claims processed increased 3.1% to 21.0 million claims in the three months ended September 30, 2013, compared to 20.4 million claims in the prior year period. The increase in the mail choice claim volume was primarily due to increased claims associated with the continuing adoption of our Maintenance Choice offerings.

•
Our average revenue per mail choice claim increased by 8.9%, compared to the prior year period. This increase was primarily due to drug cost inflation particularly in our specialty business, partially offset by increases in the percentage of generic prescription drugs dispensed and changes in client pricing.

•
Our mail choice generic dispensing rate increased to 76.2% in the three months ended September 30, 2013, compared to 73.1% in the prior year period. This increase was primarily due to new generic prescription drug introductions, as well as our continual effort to encourage plan members to use clinically appropriate generic prescription drugs when they are available.

•
Our pharmacy network claims processed increased 2.0% to 200.9 million claims in the three months ended September 30, 2013, compared to 197.0 million claims in the prior year period. The increase in the pharmacy network claim volume was primarily due to claims activity associated with new clients.

•
Our average revenue per pharmacy network claim processed increased 3.7%, as compared to the prior year period. This increase was primarily due to drug cost inflation partially offset by increases in the generic dispensing rate.

•
Our pharmacy network generic dispensing rate increased to 81.5% in the three months ended September 30, 2013, compared to 79.9% in the prior year period. This increase was primarily due to new generic prescription drug introductions, as well as our continual effort to encourage plan members to use clinically appropriate generic prescription drugs when they are available.

Net revenues increased $1.8 billion, or 3.3%, to $56.6 billion in the nine months ended September 30, 2013, as compared to the prior year period. As you review our Pharmacy Services Segment’s performance in this area, we believe you should consider the following important information that impacted the nine month period ended September 30, 2013:

•
Our mail choice claims processed increased 1.6% to 62.3 million claims in the nine months ended September 30, 2013, compared to 61.3 million claims in the prior year period. The increase in the mail choice claim volume was primarily due to increased claims associated with the continuing adoption of our Maintenance Choice offerings. The decrease in the mail choice penetration rate was primarily due to a change in the mix of business, driven by growth in Medicaid and Medicare Part D, which carry a lower mail utilization.

•
Our average revenue per mail choice claim increased by 5.3%, compared to the prior year period. This increase was primarily due to drug cost inflation particularly in our specialty business, partially offset by increases in the percentage of generic prescription drugs dispensed and changes in client pricing.

•
Our mail choice generic dispensing rate increased to 75.8% in the nine months ended September 30, 2013, compared to 71.1% in the prior year period. This increase was primarily due to new generic prescription drug introductions, as well as our continual effort to encourage plan members to use clinically appropriate generic prescription drugs when they are available.

•
Our pharmacy network claims processed increased 3.5% to 613.9 million claims in the nine months ended September 30, 2013, compared to 593.3 million claims in the prior year period. The increase in the pharmacy network claim volume was primarily due to higher claims activity associated with our Medicare Part D program.

•	Our average revenue per pharmacy network claim processed decreased 1.8%, as compared to the prior year period. This decrease was primarily due to increases in the generic dispensing rate.

•
Our pharmacy network generic dispensing rate increased to 81.2% in the nine months ended September 30, 2013, compared to 78.6% in the prior year period. This increase was primarily due to new generic prescription drug introductions, as well as our continual effort to encourage plan members to use clinically appropriate generic prescription drugs when they are available.

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

Gross profit increased $213 million, or 19.8%, to $1.3 billion in the three months ended September 30, 2013, as compared to the prior year period. Gross profit as a percentage of net revenues increased to 6.6% in the three months ended September 30, 2013, compared to 6.0% in the prior year period. Gross profit increased $551 million, or 22.3%, to $3.0 billion in the nine months ended September 30, 2013, as compared to the prior year period. Gross profit as a percentage of net revenues increased to 5.4% in the nine months ended September 30, 2013, compared to 4.5% in the prior year period. The increase in gross profit dollars and the increase in gross profit as a percentage of revenue were primarily due to an increase in generic dispensing, rebate improvement, as well as lower costs from our streamlining initiative.

As you review our Pharmacy Services Segment’s performance in this area, we believe you should consider the following important information that impacted the three and nine month periods ended September 30, 2013:

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

•
Our gross profit as a percentage of revenues benefited from the increase in our total generic dispensing rate, which increased to 81.0% and 80.7% in the three and nine months ended September 30, 2013, respectively, compared to our generic dispensing rate of 79.3% and 78.0% in the prior year periods, respectively. This increase was primarily due to new generic drug introductions and our continual efforts to encourage plan members to use clinically appropriate generic drugs when they are available. We expect the trend in generic introductions to continue, albeit at a slower pace.

Operating Expenses

Operating expenses in our Pharmacy Services Segment include selling, general and administrative expenses; depreciation and amortization related to selling, general and administrative activities; and expenses related to specialty apothecary pharmacies, which includes store and administrative payroll, employee benefits and occupancy costs.

Operating expenses decreased $15 million to $282 million, or 1.4% as a percentage of net revenues, in the three months ended September 30, 2013, compared to $297 million, or 1.6% as a percentage of net revenues, in the prior year period. The decrease in operating expenses is primarily related to the Pharmacy Services Segment's $11 million share of a gain on a legal settlement recorded in the third quarter of 2013.

Operating expenses increased $9 million to $839 million, or 1.5% as a percentage of net revenues, in the nine months ended September 30, 2013, compared to $830 million, or 1.5% as a percentage of net revenues in the prior year period. The increase in operating expense dollars is primarily related to increased costs associated with the expansion of our Medicare Part D program, as well as costs associated with the remediation of Medicare Part D sanctions and coverage determination issues discussed previously. The increase was partially offset by the Pharmacy Services Segment's $11 million share of a gain on a legal settlement recorded in the third quarter of 2013 and lower costs from our streamlining initiative.

Retail Pharmacy Segment

The following table summarizes our Retail Pharmacy Segment’s performance for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2013	2012	2013	2012

Net revenues	$16,284	$15,504	$48,474	$47,373
Gross profit	4,884	4,672	14,836	14,014
Gross profit % of net revenues	30.0%	30.1%	30.6%	29.6%
Operating expenses(2)	3,413	3,367	10,232	9,943
Operating expense % of net revenues	21.0%	21.7%	21.1%	21.0%
Operating profit	1,471	1,305	4,604	4,071
Operating profit % of net revenues	9.0%	8.4%	9.5%	8.6%
Retail prescriptions filled (90 Day = 1Rx)	180.5	176.5	546.3	532.4
Retail prescriptions filled (90 Day = 3 Rx) (1)	220.6	209.8	662.4	628.3
Net revenue increase:
Total	5.0%	5.5%	2.3%	7.4%
Pharmacy	7.1%	6.3%	2.7%	8.6%
Front store	0.4%	3.7%	1.5%	4.9%
Total prescription volume (90 Day = 1 Rx)	2.3%	9.6%	2.6%	8.9%
Total prescription volume (90 Day = 3 Rx) (1)	5.2%	11.8%	5.4%	11.0%
Same store increase (decrease):
Total sales	3.6%	4.3%	0.9%	6.1%
Pharmacy sales	5.7%	5.3%	1.3%	7.4%
Front store sales	(1.0)%	2.2%	—%	3.2%
Prescription volume (90 Day = 1 Rx)	1.4%	8.7%	1.7%	7.8%
Prescription volume (90 Day = 3 Rx) (1)	4.5%	11.1%	4.8%	10.0%
Generic dispensing rate	81.5%	79.9%	81.5%	79.0%
Pharmacy % of total revenues	70.4%	69.1%	69.5%	69.3%
Third party % of pharmacy revenue	97.9%	97.6%	97.9%	98.0%

(1)
Includes the adjustment to convert 90-day prescriptions to the equivalent of three 30-day prescriptions. This adjustment reflects the fact that these prescriptions include approximately three times the amount of product days supplied compared to a normal prescription.

(2)	Operating expenses for the three and nine months ended September 30, 2013 includes a $61 million gain on a legal settlement.

As of September 30, 2013, we operated 7,601 retail drugstores, compared to 7,423 retail drugstores as of September 30, 2012.

Net Revenues

Net revenues increased $780 million, or 5.0%, to $16.3 billion in the three months ended September 30, 2013, as compared to the prior year period. Net revenues increased $1.1 billion, or 2.3%, to $48.5 billion in the nine months ended September 30, 2013, as compared to the prior year period. As you review our Retail Pharmacy Segment’s performance in this area, we believe you should consider the following important information that impacted the three and nine month periods ended September 30, 2013:

•	Net revenues from new stores accounted for approximately 100 and 110 basis points of the increase in our total net revenues for the three and nine months ended September 30, 2013, respectively.

•
Front store same store sales decreased by 1.0% for the three month period ended September 30, 2013, and were flat for the nine month period ended September 30, 2013, compared to the prior year periods. The decrease in front store same store sales for the three month period is primarily due to a decrease in customer traffic during the quarter, partially offset by an increase in basket size.

•
Pharmacy same store sales increased 5.7% and 1.3% for the three and nine month periods ended September 30, 2013, respectively, as compared to the prior year periods. The increase in pharmacy same store sales for the three and nine months ended September 30, 2013, was primarily due to the increase in same store script growth of 1.4% and 1.7% (4.5% and 4.8% on a 30-day equivalent basis), respectively, partially offset by the impact of increased generic sales. The generic dispensing rate grew to 81.5% for the three and nine months ended September 30, 2013 compared to 79.9% and 79.0%, respectively, in the prior year. There was one additional Monday and one fewer Sunday in comparison to the same three month period in 2012. The day shift in 2013 positively impacted pharmacy same store sales by approximately 90 basis points for the three month period ended September 30, 2013.

•
Pharmacy revenues continue to be negatively impacted by the conversion of brand name drugs to equivalent generic drugs, which typically have a lower selling price, as well as certain generic drugs entering the break-open period. Pharmacy same store sales were negatively impacted by approximately 320 and 640 basis points for the three and nine month periods ended September 30, 2013, respectively, due to recent generic introductions. In addition, our pharmacy revenue growth has also been affected by the lack of significant new brand name drug introductions and higher consumer co-payments and co-insurance arrangements.

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

Gross profit increased $212 million, or 4.5%, to $4.9 billion in the three months ended September 30, 2013, as compared to the prior year period. Gross profit as a percentage of net revenues decreased to 30.0% in the three months ended September 30, 2013, compared to 30.1% in the prior year period. Gross profit increased $822 million, or 5.9%, to approximately $14.8 billion in the nine months ended September 30, 2013, as compared to the prior year period. Gross profit as a percentage of net revenues increased to 30.6% in the nine months ended September 30, 2013, compared to 29.6% in the prior year period.

The increase in gross profit dollars was primarily driven by increases in generic dispensing rate, same store sales and new store sales. Gross profit as a percentage of net revenues for the three months ended September 30, 2013 was essentially flat. The increase in gross profit as a percentage of net revenues for the nine months ended September 30, 2013 was primarily driven by increased pharmacy margins due to the positive impact of increased generic dispensing rates, partially offset by continued reimbursement pressure. We expect the trend of new generic introductions to continue, albeit at a slower pace.

As you review our Retail Pharmacy Segment’s performance in this area, we believe you should consider the following important information that impacted the three and nine month periods ended September 30, 2013:

•
During the three and nine months ended September 30, 2013, our front store gross profit as a percentage of net revenues increased compared to the same periods in the prior year. The increase for the three months ended September 30, 2013, is primarily related to a shift in product sales to health and beauty products, which have higher margins, as well as store brand growth. The increase for the nine months ended September 30, 2013, primarily related to a strong flu season and a shift in product sales to health and beauty products.

•
Front store revenues as a percentage of total revenues for the three months ended September 30, 2013 was 29.6%, compared to 30.9% in the prior year period. Front store revenues as a percentage of total revenues for the nine months ended September 30, 2013 was 30.5%, compared to 30.7% in the prior year period. On average, our gross profit on front store revenues is higher than our average gross profit on pharmacy revenues. Pharmacy revenues as a percentage of total revenues increased approximately 135 basis points in the three months ended September 30, 2013, and increased approximately 25 basis points in the nine months ended September 30, 2013, compared to the prior year periods.

•
Sales to customers covered by third party insurance programs are a significant component of our retail pharmacy business. On average, our gross profit rate on third party pharmacy revenues is lower than our gross profit on cash pharmacy revenues. Third party revenues were 97.9% in the three and nine months ended September 30, 2013, compared to 97.6% and 98.0% in the three and nine months ended September 30, 2012.

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

Operating expenses increased $46 million to $3.4 billion, or 21.0% as a percentage of net revenues, in the three months ended September 30, 2013, as compared to $3.4 billion, or 21.7% as a percentage of net revenues, in the prior year period. Operating expenses increased $289 million to $10.2 billion, or 21.1% as a percentage of net revenues, in the nine months ended September 30, 2013, as compared to $9.9 billion, or 21.0% as a percentage of net revenues, in the prior year period. The increase in operating expenses dollars for the three and nine months ended September 30, 2013, was primarily due to incremental store operating costs associated with operating more stores during both periods, partially offset by the Retail Pharmacy Segment's $61 million share of a gain on a legal settlement recorded in the third quarter of 2013. The decrease in operating expenses as a percentage of net revenues for the three months ended September 30, 2013 was primarily driven by the gain on the legal settlement recorded in the third quarter of 2013, as well as a lessened impact from recent generic introductions. The increase in operating expenses as a percentage of net revenues for the nine months ended September 30, 2013 was driven by the de-leveraging impact on net revenues of increased generic sales.

Corporate Segment

Operating Expenses

Operating expenses in our Corporate Segment include expenses from the Company's executive management, corporate relations, legal, compliance, human resources, corporate information technology and finance departments. Operating expenses increased $10 million, or 5.9%, to $179 million and $42 million, or 8.1%, to $553 million in the three and nine months ended September 30, 2013, respectively, as compared to the prior year periods. The increase in operating expenses for the three months ended September 30, 2013 was primarily related to strategic initiatives. The increase in operating expenses for the nine months ended September 30, 2013 was primarily related to legal costs and strategic initiatives.

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

Net cash provided by operating activities was $4.2 billion in the nine months ended September 30, 2013, compared to $4.9 billion in the nine months ended September 30, 2012. The $0.7 billion decrease in cash provided by operating activities is primarily due to increased accounts receivable due to the timing of payments from CMS in connection with our Medicare Part D operations.

Net cash used in investing activities was $1.6 billion in the nine months ended September 30, 2013, compared to $1.2 billion in the nine months ended September 30, 2012. The increase in cash used in investing activities is primarily due to less sale leaseback activity and the purchase of available-for-sale investments in 2013.

Net cash used in financing activities was $2.5 billion in the nine months ended September 30, 2013, compared to net cash used in financing activities of $3.9 billion in the nine months ended September 30, 2012. The $1.4 billion decrease in cash used in financing activities was primarily due to fewer share repurchases, partially offset by greater dividend payments and less proceeds from stock option exercises during the nine months ended September 30, 2013.

On September 19, 2012, our Board of Directors authorized a share repurchase program for up to $6.0 billion of outstanding common stock (the “2012 Repurchase Program”). The share repurchase authorization, which was effective immediately, permits us to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase transactions, and/or other derivative transactions. The 2012 Repurchase Program may be modified or terminated by the Board of Directors at any time. During the nine months ended September 30, 2013, we repurchased an aggregate of 39.6 million shares of common stock for approximately $2.3 billion pursuant to the 2012 Repurchase Program.

Pursuant to the authorization under the 2012 Repurchase Program, effective October 1, 2013, we entered into a $1.7 billion fixed dollar accelerated share repurchase ("ASR") agreement with Barclays Bank PLC ("Barclays"). Upon payment of the $1.7 billion purchase price on October 1, 2013, we received a number of shares of its common stock equal to 50% of the $1.7 billion notional amount of the ASR agreement or approximately 14.9 million shares at a price of $57.18 per share. At the conclusion of the ASR program, we may receive additional shares equal to the remaining 50% of the $1.7 billion notional amount (approximately 14.9 million shares as of October 1, 2013). The ultimate number of shares we may receive will fluctuate based on changes in the daily volume-weighted average price of our stock over a period beginning on October 1, 2013 and ending on or before December 30, 2013. If the mean daily volume-weighted average price of our common stock, less a discount (the "forward price"), during the ASR program falls below $57.18 per share, we will receive a higher number of shares from Barclays. If the forward price rises above $57.18 per share, we will either receive fewer shares from Barclays or, potentially have an obligation to Barclays which, at our option, could be settled in additional cash or by issuing shares. Under the terms of the agreement, the maximum number of shares that could be received or delivered is 59.5 million. The ASR agreement will be accounted for as an initial treasury stock transaction and a forward contract. The forward contract is classified as an equity instrument. The initial repurchase of shares will result in an immediate reduction of the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted net income per share.

We had $814 million of commercial paper outstanding at a weighted average interest rate of 0.28% as of September 30, 2013. In connection with our commercial paper program, we maintain a $1.25 billion four-year unsecured back-up credit facility that expires on May 23, 2016, a $1.25 billion five-year unsecured back-up credit facility that expires on February 17, 2017, and a $1.0 billion five-year unsecured back-up credit facility that expires on May 23, 2018. The credit facilities allow for borrowings at various rates depending on the Company’s public debt ratings and require the Company to pay a weighted average quarterly facility fee of 0.03%, regardless of usage. As of September 30, 2013, the Company had no outstanding borrowings against the back-up credit facilities.

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

As of September 30, 2013, our long-term debt was rated “Baa1” by Moody’s with a stable outlook and “BBB+” by Standard & Poor’s with a stable outlook and our commercial paper program was rated “P-2” by Moody’s and “A-2” by Standard & Poor’s. In assessing our credit strength, we believe that both Moody’s and Standard & Poor’s considered, among other things, our capital structure and financial policies as well as our consolidated balance sheet, our historical acquisition activity and other financial information. Although we currently believe our long-term debt ratings will remain investment grade, we cannot guarantee the future actions of Moody’s and/or Standard & Poor’s. Our debt ratings have a direct impact on our future borrowing costs, access to capital markets and new store operating lease costs.

Off-Balance Sheet Arrangements

In connection with executing operating leases, we provide a guarantee of the lease payments. We also finance a portion of our new store development through sale-leaseback transactions, which involve selling stores to unrelated parties and then leasing the stores back under leases that qualify and are accounted for as operating leases. We do not have any retained or contingent interests in the stores, and we do not provide any guarantees, other than a guarantee of the lease payments, in connection with the transactions. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), such operating leases are not reflected in our condensed consolidated balance sheet. See Note 10 to our condensed consolidated financial statements for a detailed discussion of these guarantees.

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

During the three months ended September 30, 2013, we performed our required annual impairment test of goodwill and indefinitely-lived trademarks. The results of the impairment tests indicated that there was no impairment of goodwill or trademarks. The goodwill impairment tests resulted in the fair values of our Pharmacy Services and Retail Pharmacy reporting units exceeding their carrying values by a significant margin.

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

Cautionary Statement Concerning Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of CVS Caremark Corporation. The Company and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company's filings with the SEC and in its reports to stockholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “project,” “anticipate,” “will,” “should” and similar expressions identify statements that constitute forward-looking statements. All statements addressing operating performance of CVS Caremark Corporation or any subsidiary, events or developments that the Company expects or anticipates will occur in the future, including statements relating to corporate strategy; revenue growth; earnings or earnings per common share growth; adjusted earnings or adjusted earnings per common share growth; free cash flow; debt ratings; inventory levels; inventory turn and loss rates; store development; relocations and new market entries; retail pharmacy business, sales trends and operations; PBM business, sales trends and operations; the Company's ability to attract or retain customers and clients; Medicare Part D competitive bidding, enrollment and operations; new product development; and the impact of industry developments, as well as statements expressing optimism or pessimism about future operating results or events, are forward-looking statements within the meaning of the Reform Act.

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

•
Regulatory changes, business changes and compliance requirements and restrictions that may be imposed by CMS, OIG or other government agencies relating to CVS Caremark’s participation in Medicare, Medicaid and other federal and state government-funded programs, including sanctions and remedial actions that may be imposed by CMS on its Medicare Part D business;

•
Risks and uncertainties related to the timing and scope of reimbursement from Medicare, Medicaid and other government-funded programs, including the impact of sequestration, the impact of other federal budget, debt and deficit negotiations and legislation that could delay or reduce reimbursement for such programs and the impact of any closure, suspension or other changes affecting federal or state government funding or operations;

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2013, the Company did not have any interest rate, foreign currency exchange rate or commodity derivative instruments in place and believes that as of September 30, 2013 its exposure to interest rate risk (inherent in the Company's debt portfolio), foreign currency exchange rate risk and commodity price risk is not material. Effective October 1, 2013, the Company entered into an accelerated share repurchase agreement, which subjects it to some equity price risk. See discussion of the accelerated share repurchase agreement in Note 4 to the condensed consolidated financial statements.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of September 30, 2013, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to provide reasonable assurance that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or

Rule 15d-15 that occurred in the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II	Item 1

Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our 2012 Annual Report on Form 10-K. The following discussion is limited to certain recent developments concerning our legal proceedings and should be read in conjunction with those earlier reports.

1.             A purported shareholder derivative action was filed on behalf of nominal defendant CVS Caremark Corporation against certain of the Company's officers and members of its Board of Directors. The action, which alleges a single claim for breach of fiduciary duty relating to the Company's alleged failure to properly implement internal regulatory controls to comply with the Controlled Substances Act and the Combat Methamphetamine Epidemic Act, was originally filed in June 2012. In addition, an amended complaint was filed in November 2012 and a Supplemental Complaint was filed in April 2013. In October 2013, the court granted the Company's motion to dismiss and entered judgment dismissing the action, without prejudice. Following dismissal of the action, the same purported shareholder sent a letter to the Company's Board of Directors demanding that the Board investigate her allegations and pursue legal action against certain directors and officers of the Company. The Board of Directors intends to review and respond to the letter as appropriate.

Part II	Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table presents the total number of shares purchased in the three months ended September 30, 2013, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to the 2012 Repurchase Program. See Note 4 to the condensed consolidated financial statements.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2013 through July 31, 2013	—	$—	—	$3,921,114,509
August 1, 2013 through August 31, 2013	11,773,386	$58.82	11,773,386	$3,228,546,869
September 1, 2013 through September 30, 2013	14,061,790	$59.12	14,061,790	$2,397,249,904
Totals	25,835,176		25,835,176

Part II	Item 6

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

101
The following materials from the CVS Caremark Corporation Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related Footnotes to the Condensed Consolidated Financial Statements.

Signatures:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CVS Caremark Corporation
(Registrant)

/s/ David M. Denton

David M. Denton
Executive Vice President and
Chief Financial Officer
November 5, 2013