Form 10-K
period 2013-12-31
CVS CAREMARK CORP
filed 2014-02-11
CIK 64803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

 ☒       Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $69,980,197,924 as of June 30, 2013, based on the closing price of the common stock on the New York Stock Exchange. For purposes of this calculation, only executive officers and directors are deemed to be the affiliates of the registrant.

As of February 4, 2014, the registrant had 1,182,427,156 shares of common stock issued and outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE
Filings made by companies with the Securities and Exchange Commission sometimes “incorporate information by reference.” This means that the company is referring you to information that was previously filed or is to be filed with the SEC, and this information is considered to be part of the filing you are reading. The following materials are incorporated by reference into this Form 10-K:
 ·                  Portions of our Annual Report to Stockholders for the fiscal year ended December 31, 2013 are incorporated by reference in our response to Items 7, 8 and 9 of Part II.
·                  Information contained in our Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated by reference in our response to Items 10 through 14 of Part III.

PART I
Item 1. Business

Overview

CVS Caremark Corporation (“CVS Caremark”, the “Company”, “we,” “our” or “us”), together with its subsidiaries, is the largest integrated pharmacy health care provider in the United States. We are uniquely positioned to deliver significant benefits to health plan sponsors through effective cost management solutions and innovative programs that engage plan members and promote healthier and more cost-effective behaviors. Our integrated pharmacy services model enhances our ability to offer plan members and consumers expanded choice, greater access and more personalized services to help them on their path to better health. We effectively manage pharmaceutical costs and improve health care outcomes through our pharmacy benefit management (“PBM”), mail order and specialty pharmacy division, CVS Caremark® Pharmacy Services; our more than 7,600 CVS/pharmacy®, Longs Drugs® and Drogaria Onofre® retail stores; our retail-based health clinic subsidiary, MinuteClinic®; and our online retail pharmacies, CVS.com® and Onofre.com.br.

We currently have three reportable segments: Pharmacy Services, Retail Pharmacy and Corporate.

Pharmacy Services Segment

The Pharmacy Services Segment provides a full range of PBM services, as described more fully below, to our clients consisting primarily of employers, insurance companies, unions, government employee groups, managed care organizations (“MCOs”) and other sponsors of health benefit plans and individuals throughout the United States. In addition, through our SilverScript Insurance Company (“SilverScript”) subsidiary, we are a national provider of drug benefits to eligible beneficiaries under the Federal Government’s Medicare Part D program. The Pharmacy Services Segment operates under the CVS Caremark® Pharmacy Services, Caremark®, CVS Caremark®, CarePlus CVS/pharmacy®, RxAmerica®, Accordant®, SilverScript® and Novologix® names. As of December 31, 2013, the Pharmacy Services Segment operated 25 retail specialty pharmacy stores, 11 specialty mail order pharmacies and four mail service dispensing pharmacies located in 22 states, Puerto Rico and the District of Columbia.

Pharmacy Services Business Strategy - Our business strategy centers on providing innovative pharmaceutical solutions and quality client service in order to enhance clinical outcomes for our clients’ health benefit plan members while assisting our clients and their plan members in better managing overall health care costs. Our goal is to produce superior results for our clients and their plan members by leveraging our expertise in core PBM services, including: plan design and administration, formulary management, discounted drug purchase arrangements, Medicare Part D services, mail order, specialty pharmacy and infusion services, retail pharmacy network management services, prescription management systems, clinical services, disease management services and medical spend management.

In addition, as a fully integrated pharmacy services company, we are able to offer our clients and their plan members a variety of programs and plan designs that benefit from our integrated information systems and the ability of our more than 26,000 pharmacists, nurse practitioners and physician assistants to interact personally with the many plan members who shop our stores every day. Through our multiple member touch points (retail stores, mail order and specialty pharmacies, retail clinics, call centers, proprietary websites and mobile devices), we seek to engage plan members in behaviors that lower cost and improve health care outcomes. Examples of these programs and services include: Maintenance Choice®, a program where eligible client plan members can elect to fill their maintenance prescriptions at our retail pharmacy stores for the same price as mail order; Pharmacy Advisor®, a program that facilitates face-to-face and telephone counseling by our pharmacists to help participating plan members with certain chronic diseases, such as diabetes and cardiovascular conditions, to identify gaps in care, adhere to their prescribed medications and manage their health conditions; compliance and persistency programs designed to ensure that patients take their medications in the proper manner; enhanced disease management programs that are targeted at managing chronic disease states; and an ExtraCare® Health Card program which offers discounts to eligible plan members on certain over-the-counter health care products sold in our CVS/pharmacy stores. In addition, MinuteClinic® is an important and differentiated part of the enterprise capabilities available to PBM members. Ways we are working with our clients include partnerships with health plan clients sponsoring patient centered medical homes, biometric screening opportunities, closing gaps in care, co-pay reductions to encourage use of MinuteClinic and onsite clinics at client corporate headquarters.

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

Medicare Part D Services - We participate in the administration of the drug benefit added to the Medicare program under Part D of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“Medicare Part D”) through the provision of PBM services to our health plan clients and other clients that have qualified as Medicare Part D prescription drug plans (“PDP”). We also participate (i) by offering Medicare Part D pharmacy benefits through our subsidiary, SilverScript, which has been approved as a PDP by the Centers for Medicare and Medicaid Services (“CMS”), and (ii) by assisting employer, union and other health plan clients that qualify for the retiree drug subsidy available under Medicare Part D by collecting and submitting eligibility and/or drug cost data to CMS in order for them to obtain the subsidy.

Mail Order Pharmacy - As of December 31, 2013, we operated four mail service dispensing pharmacies in the United States. Plan members or their prescribers submit prescriptions or refill requests, primarily for maintenance medications, to these pharmacies via mail, telephone, fax, e-prescribing or the Internet. We also operate a network of smaller mail service specialty pharmacies described below. Our staff pharmacists review mail service prescriptions and refill requests with the assistance of our prescription management systems. This review may involve communications with the prescriber and, with the prescriber’s approval, can result in generic substitution, therapeutic interchange or other actions designed to reduce cost and improve quality of treatment. These pharmacies have been awarded Mail Service Pharmacy accreditation from Utilization Review Accreditation Commission ("URAC"), a Washington DC-based health care accrediting organization that establishes quality standards for the health care industry.

Specialty Pharmacy - Our specialty pharmacies support individuals that require complex and expensive drug therapies. As of December 31, 2013, our specialty pharmacies were comprised of 11 specialty mail order pharmacies located throughout the United States that are used for delivery of advanced medications to individuals with chronic or genetic diseases and disorders. Substantially all of these pharmacies have been accredited by the Joint Commission, which is an independent, not-for-profit organization that accredits and certifies more than 20,000 health care organizations and programs in the United States. These pharmacies have also been awarded Specialty Pharmacy accreditation from URAC. As of December 31, 2013, the Company operated a network of 25 retail specialty pharmacy stores, which operate under the CarePlus CVS/pharmacy® name. These stores average 2,600 square feet in size and sell prescription drugs and a limited assortment of front store items such as alternative medications, homeopathic remedies and vitamins. In January 2014, we enhanced our offerings of specialty infusion services and began offering enteral nutrition services through our subsidiary Coram LLC ("Coram"), which we acquired on January 16, 2014. Coram is one of the nation's largest providers of comprehensive infusion services, caring for approximately 165,000 patients annually.

Retail Pharmacy Network Management - We maintain a national network of nearly 68,000 retail pharmacies, consisting of approximately 41,000 chain pharmacies (which includes our CVS/pharmacy stores) and 27,000 independent pharmacies, in the

United States, including Puerto Rico and the District of Columbia. When a customer fills a prescription in a retail pharmacy, the pharmacy sends prescription data electronically to us from the point-of-sale. This data interfaces with our proprietary prescription management systems, which verify relevant plan member data and eligibility, while also performing a drug utilization review to evaluate clinical appropriateness and safety and confirming that the pharmacy will receive payment for the prescription.

Prescription Management Systems - We dispense prescription drugs both directly, through one of our mail service or specialty pharmacies, or through a network of retail pharmacies. All prescriptions, whether they are filled through one of our mail service dispensing pharmacies or through a pharmacy in our retail network, are analyzed, processed and documented by our proprietary prescription management systems. These systems assist staff and network pharmacists in processing prescriptions by automating review of various items, including, but not limited to, plan eligibility, early refills, duplicate dispensing, appropriateness of dosage, drug interactions or allergies, over-utilization and potential fraud.

Clinical Services - We offer multiple clinical programs and services to help clients manage overall pharmacy and health care costs in a clinically appropriate manner. Our programs are primarily designed to promote safety, and to target inappropriate utilization and non-adherence to medication, each of which may result in adverse medical events that negatively impact member health and client pharmacy and medical spend. In this regard, we offer various utilization management, medication management, quality assurance, adherence and counseling programs to complement the client’s plan design and clinical strategies.

Disease Management Programs - Our clinical services utilize advanced protocols and offer clients convenience in working with health care providers and other third parties. Our Accordant® programs include integrated rare disease management programs, which cover diseases such as rheumatoid arthritis, Parkinson’s disease, seizure disorders and multiple sclerosis. The majority of these integrated programs are accredited by the National Committee for Quality Assurance, a private, not-for-profit organization that evaluates, accredits and certifies a wide range of health care organizations. They have also been awarded Case Management Accreditation from URAC.

Medical Pharmacy Management - We offer a technology platform that helps identify and capture cost savings opportunities for specialty drugs billed under the medical benefit and helps ensure appropriate clinical use of these drugs.

Pharmacy Services Information Systems - We currently operate several adjudication platforms to support our Pharmacy Services Segment. The information systems incorporate architecture that centralizes the data generated from filling mail service prescriptions, adjudicating retail pharmacy claims and fulfilling other services we provide to PBM clients.

Pharmacy Services Clients - Our clients are primarily sponsors of health benefit plans (employers, insurance companies, unions, government employee groups and MCOs) and individuals located throughout the United States. We provide pharmaceuticals to eligible members in benefit plans maintained by our clients and utilize our information systems, among other things, to perform safety checks, drug interaction screening and generic substitution. We generate substantially all of our Pharmacy Services Segment net revenue from dispensing prescription drugs to eligible members in benefit plans maintained by our clients. No single PBM client accounted for 10% or more of our total consolidated revenues in 2013. Our client agreements are subject to renegotiation of terms. See “Risk Factors — Efforts to reduce reimbursement levels and alter health care financing practices” and “Risk Factors — Risks of declining gross margins in the PBM industry.” During the year ended December 31, 2013, our PBM filled or managed approximately 902 million prescriptions.

Pharmacy Services Seasonality - The majority of our Pharmacy Services Segment revenues are not seasonal in nature.

Pharmacy Services Competition - We believe the primary competitive factors in the industry include: (i) the ability to negotiate favorable discounts from drug manufacturers; (ii) the ability to negotiate favorable discounts from, and access to, retail pharmacy networks; (iii) responsiveness to clients’ needs; (iv) the ability to identify and apply effective cost management programs utilizing clinical strategies; (v) the ability to develop and utilize preferred drug lists; (vi) the ability to market PBM products and services; (vii) the commitment to provide flexible, clinically-oriented services to clients; and (viii) the quality, scope and costs of products and services offered to clients and their members. The Pharmacy Services Segment has a significant number of competitors offering PBM services (e.g., Express Scripts, OptumRx, Catamaran and Prime Therapeutics) including large, national PBM companies, PBMs owned by large national health plans and smaller standalone PBMs.

Retail Pharmacy Segment

As of December 31, 2013, the Retail Pharmacy Segment included 7,660 retail drugstores, of which 7,603 operated a pharmacy, our online retail pharmacy websites, CVS.com and Onofre.com.br, 17 onsite pharmacy stores and our retail health care clinics.

The retail drugstores are located in 43 states, the District of Columbia, Puerto Rico and Brazil operating primarily under the CVS/pharmacy®, Longs Drugs® and Drogaria Onofre® names. We currently operate in 95 of the top 100 U.S. drugstore markets and hold the number one or number two market share in 86 of these markets. CVS/pharmacy stores sell prescription drugs and a wide assortment of over-the-counter and personal care products, beauty and cosmetic products, and general merchandise, which we refer to as “front store” products. Existing retail stores range in size from approximately 5,000 to 30,000 square feet, although most new stores range in size from approximately 8,000 to 13,000 square feet and typically include a drive-thru pharmacy. During 2013, we filled 734 million retail prescriptions, or approximately 21% of the U.S. retail pharmacy market.

As of December 31, 2013, we operated 800 retail health care clinics in 28 states and the District of Columbia under the MinuteClinic® name, 792 of which were located within CVS/pharmacy stores.

Retail Pharmacy Business Strategy - Our integrated pharmacy services model has enhanced the ability of our retail pharmacy stores to expand customer access to care while helping to lower overall health care costs and improve health outcomes. In that regard, the role of our retail pharmacist is shifting from primarily dispensing prescriptions to also providing services, including flu vaccinations as well as face-to-face patient counseling with respect to adherence to drug therapies, closing gaps in care and more cost effective drug therapies. In addition, personalization is core to our retail strategy. We have a number of initiatives underway, such as ExtraCare and a weekly individually tailored circular that acts as a personal shopper for the customer, that are designed to help us connect directly with individual consumers to deliver a personalized experience. We also provide a broad assortment of quality merchandise at competitive prices using a retail format that emphasizes service, innovation and convenience. One of the keys to our strategy is technology, which allows us to focus on constantly improving service and exploring ways to provide more personalized product offerings and services. We believe that continuing to be the first to market with new and unique products and services, using innovative marketing and adjusting our mix of merchandise to match our customers’ needs and preferences is very important to our ability to continue to improve customer satisfaction.

Retail Pharmacy Products and Services - A typical CVS/pharmacy store sells prescription drugs and a wide assortment of high-quality, nationally advertised brand name and proprietary brand merchandise. Front store categories include over-the-counter drugs, beauty products and cosmetics, photo finishing services, seasonal merchandise, greeting cards and convenience foods. We purchase our merchandise from numerous manufacturers and distributors. We believe that competitive sources are readily available for substantially all of the products we carry and the loss of any one supplier would not likely have a material effect on the business.

Retail Pharmacy Segment net revenues by major product group are as follows:

	Percentage of Net Revenues(1)
	2013	2012	2011
Prescription drugs	69.5%	68.8%	68.3%
Over-the-counter and personal care	11.0	10.9	10.9
Beauty/cosmetics	4.9	5.0	5.2
General merchandise and other	14.6	15.3	15.6
	100.0%	100.0%	100.0%

(1)	Percentages are estimates based on store point-of-sale ("POS") data.

Pharmacy - Pharmacy revenues represented more than two-thirds of Retail Pharmacy revenues in each of 2013, 2012 and 2011. We believe that our pharmacy operations will continue to represent a critical part of our business due to favorable industry trends (e.g., an aging American population consuming a greater number of prescription drugs, pharmaceuticals being used more often as the first line of defense for managing illness, and the impact of expanded health insurance coverage through the Affordable Care Act), the introduction of new pharmaceutical products, Medicare Part D and our ongoing program of purchasing customer lists from independent pharmacies. We believe our pharmacy business benefits from our investment in both people and technology. Given the nature of prescriptions, people want their prescriptions filled accurately by professional pharmacists using the latest tools and technology, and ready when promised. Consumers need medication management programs and better information to help them get the most out of their health care dollars. To assist our customers with these needs, we have introduced integrated pharmacy health care services that provide an earlier, easier and more effective approach to engaging them in behaviors that can help lower costs, improve health, and save lives. Examples include: our Patient Care Initiative, an enhanced medication adherence program; Maintenance Choice®, a program where eligible client plan members can elect to fill their maintenance prescriptions at our retail pharmacy stores for the same price as mail order; and Pharmacy Advisor®, our program that facilitates pharmacist counseling, both face-to-face and over the telephone, to help participating plan members with certain chronic diseases, such as diabetes and cardiovascular conditions, to identify gaps in care, adhere to their prescribed medications and manage their health conditions. Further evidencing our belief in the importance of pharmacy service is our continuing investment in technology, such as our Drug Utilization Review system that checks for harmful interactions between prescription drugs, over-the-counter products, vitamins and herbal remedies; our pharmacy fulfillment system, Rx Connect; our prescription refill program, ReadyFill®; and our online business, CVS.com®.

Front Store - Front store revenues benefited from our strategy to be the first to market with new and unique products and services, using innovative marketing and adjusting our mix of merchandise to match our customers’ needs and preferences. A key component of our front store strategy is our ExtraCare® card program, which is helping us continue to build our loyal customer base. The ExtraCare program is one of the largest and most successful retail loyalty programs in the United States. In addition, the ExtraCare program allows us to balance our marketing efforts so we can reward our best customers by providing them automatic sale prices, customized coupons, ExtraBucks® rewards and other benefits. Another component of our front store strategy is our unique product offerings, which include a full range of high-quality CVS/pharmacy® and proprietary brand products that are only available through CVS/pharmacy stores. We currently carry over 4,300 CVS/pharmacy and proprietary brand products, which accounted for approximately 18% of our front store revenues during 2013. Furthermore, we are tailoring certain groups of stores, such as our urban cluster stores, to better meet the needs of our customers.

MinuteClinic - As of December 31, 2013, we operated 800 MinuteClinic® locations in 28 states and the District of Columbia; of which 792 were located in CVS/pharmacy stores. MinuteClinics are staffed by nurse practitioners and physician assistants who utilize nationally recognized protocols to diagnose and treat minor health conditions, perform health screenings, monitor chronic conditions and deliver vaccinations. Many locations have also begun treating a variety of chronic conditions. Insurers value MinuteClinic because it provides convenient, high-quality, cost-effective care, in many cases offering an attractive alternative to more expensive sites of care. As a result, visits paid for by employers, health insurers or other third parties accounted for approximately 85% of MinuteClinic’s total revenues in 2013. We anticipate opening up approximately 150 new clinics in CVS/pharmacy stores during 2014. MinuteClinic is collaborating with our Pharmacy Services Segment to help meet the needs of CVS Caremark’s client plan members by offering programs that can improve member health and lower costs. MinuteClinic is now affiliated with 30 major health systems.

Onsite Pharmacies - We also operate a limited number of small pharmacies located at client sites under the CarePlus CVS/pharmacy® or CVS/pharmacy® name, which provide certain health plan members and customers with a convenient alternative for filling their prescriptions.

Retail Pharmacy Store Development - The addition of new stores has played, and will continue to play, a major role in our continued growth and success. Our store development program focuses on three areas: entering new markets, adding stores within existing markets and relocating stores to more convenient, freestanding sites. During 2013, we opened 169 new retail pharmacy stores, relocated 78 stores and closed 13 stores. During the last five years, we opened more than 1,300 new and relocated stores, and acquired 82 stores. During 2014, we expect square footage growth of between 2% to 3%. We believe that continuing to grow our store base and locating stores in desirable geographic markets are essential components to compete effectively in the current health care environment. As a result, we believe that our store development program is an integral part of our ability to maintain our leadership position in the retail drugstore industry.

Retail Pharmacy Information Systems - We have continued to invest in information systems to enable us to deliver exceptional customer service, enhance safety and quality, and expand our patient care services while lowering operating costs. In 2012, we completed the rollout of our proprietary WeCARE Workflow to all retail pharmacy locations. WeCARE Workflow is an integrated suite of enhancements to our RxConnect fulfillment system, pharmacy POS terminals and phone system to support our pharmacy colleagues and customers by seamlessly integrating and prioritizing prescription fulfillment, prescriber contact management, customer service actions and patient care interventions into a cohesive workflow. In the near term, this solution delivers improved efficiency and enhances the customer experience. Longer term, the solution provides a framework to accommodate the evolution of pharmacy practice and the expansion of our clinical programs. Our Consumer Engagement Engine® technology and proprietary clinical algorithms enable us to identify opportunities for our pharmacists to deliver face-to-face counseling regarding patient health and safety matters, including adherence issues, gaps in care and management of certain chronic health conditions. Our digital strategy empowers the consumer to navigate their pharmacy experience and manage their condition through our on-line and mobile tools that offer utility and convenience. CVS.com gained a new look and added new tools, such as access to world-class drug information and personalization of pharmacy services. We experienced strong adoption of our digital solutions with our mobile app receiving critical acclaim for ease of use and our text message program experiencing unprecedented growth.

Retail Pharmacy Customers - Managed care organizations, government-funded health care programs (including state Medicaid plans and Medicare Part D drug plans), commercial employers and other third party plans accounted for 97.9% of our

2013 pharmacy revenues. The loss of any one payor should not have a material effect on our business. No single retail payor accounts for 10% or more of our total consolidated revenues. However, the success of our retail drugstore business is dependent upon our ability to establish and maintain contractual relationships with PBMs and other payors on acceptable terms. Our contracts with commercial payors and government-funded programs are subject to renegotiation of reimbursement rates. See “Government Regulation — Reimbursement” and Item 1A., “Risk Factors — Efforts to reduce reimbursement levels and alter health care financing practices.”

Retail Pharmacy Seasonality - The majority of our revenues, particularly pharmacy revenues, are generally not seasonal in nature. However, front store revenues tend to be higher during the December holiday season. For additional information, we refer you to Note 16 “Quarterly Financial Information” in our Annual Report to Stockholders for the year ended December 31, 2013, which section is incorporated by reference herein.

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

Generic Sourcing Venture

In December 2013, we announced the signing of an agreement with Cardinal Health, Inc. ("Cardinal Health") to form a generic pharmaceutical sourcing entity. This entity is expected to be operational as soon as July 1, 2014, and will have an initial term of ten years. Under this arrangement, both companies are contributing their sourcing and supply chain expertise to this entity and are committing to source and negotiate generic pharmaceutical supply contracts for both CVS Caremark and Cardinal Health through the entity.

Working Capital Practices

We fund the growth of our business through a combination of cash flow from operations, commercial paper, proceeds from sale-leaseback transactions and long-term borrowings. For additional information on our working capital practices, we refer you to the caption “Liquidity and Capital Resources” in our Annual Report to Stockholders for the year ended December 31, 2013, which section is incorporated by reference herein. The majority of our non-pharmacy revenues are paid in cash, debit or credit cards, while managed care and other third party insurance programs, which typically settle in less than 30 days, represented approximately 99.2% of our consolidated pharmacy revenues, including both Retail Pharmacy and Pharmacy Services combined, in 2013. The remainder of consolidated pharmacy revenues are paid in cash, debit or credit cards. Our customer returns are not significant.

Colleague Development

As of December 31, 2013, we employed approximately 208,000 colleagues, which included more than 26,000 pharmacists, nurse practitioners and physician assistants. The total included, approximately 78,000 part-time colleagues who work less than 30 hours per week. To deliver the highest levels of service to our customers, we devote considerable time and attention to our people and service standards. We emphasize attracting and training knowledgeable, friendly and helpful associates to work in our organization.

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

Government Regulation

Overview - Our business is subject to federal and state laws and regulations that govern the purchase, sale and distribution of prescription drugs and related services, including administration and management of prescription drug benefits. Many of our PBM clients and our payors in the Retail Pharmacy Segment, including insurers and MCOs, are themselves subject to extensive regulations that affect the design and implementation of prescription drug benefit plans that they sponsor. The application of these complex legal and regulatory requirements to the detailed operation of our business creates areas of uncertainty, particularly following the enactment of the Medicare Modernization Act (“MMA”) and the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively, “ACA”), some of the most significant legal and regulatory developments in the past 50 years. In addition to the MMA and ACA, there are numerous proposed health care laws and regulations at the federal and state levels, some of which could adversely affect our business if they are enacted. We are unable to predict what federal or state legislation or regulatory initiatives may be enacted in the future relating to our business or the health care industry in general, or what effect any such legislation or regulations might have on our business. Any failure or alleged failure to comply with applicable laws and regulations as summarized below, or any adverse applications of, or changes in, the laws and regulations affecting our business, could have a material adverse effect on our operating results and/or financial condition.

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

Antitrust and Unfair Competition - The Federal Trade Commission (“FTC”) has authority under Section 5 of the Federal Trade Commission Act (“FTCA”) to investigate and prosecute practices that are “unfair trade practices” or “unfair methods of competition.” Numerous lawsuits have been filed throughout the United States against pharmaceutical manufacturers, retail pharmacies and/or PBMs under various state and federal antitrust and unfair competition laws challenging, among other things: (i) brand drug pricing practices of pharmaceutical manufacturers, (ii) the maintenance of retail pharmacy networks by PBMs, and (iii) various other business practices of PBMs and retail pharmacies. To the extent that we appear to have actual or potential market power in a relevant market, our business arrangements and uses of confidential information may be subject to heightened scrutiny from an anti-competitive perspective and possible challenge by state or federal regulators or private parties. See Item 3, “Legal Proceedings” for further information.

Consumer Protection Laws - The federal government has many consumer protection laws, such as the FTCA, the Federal Postal Service Act and the FTC's Telemarketing Sales Rule. Most states also have similar consumer protection laws. These laws have been the basis for investigations, lawsuits and multi-state settlements relating to, among other matters, the marketing of loyalty programs and health care services, pricing accuracy, expired front store products and financial incentives provided by drug manufacturers to pharmacies in connection with therapeutic interchange programs.

Contract Audits - We are subject to audits of many of our contracts, including our PBM client contracts, our PBM rebate contracts, our contracts relating to Medicare Part D and the agreement our pharmacies enter into with payors. Because some of our contracts are with state or federal governments or with entities contracted with state or federal agencies, audits of these agreements are often regulated by the federal or state agencies responsible for administering federal or state benefits programs, including those which operate Medicaid fee for service plans, Managed Medicaid plans, Medicare Part D plans or Medicare Advantage organizations.

Disease Management Services Regulation - We provide disease management programs to PBM plan members for rare medical conditions and arrange for them to receive disease management programs for common medical conditions. State laws regulate the practice of medicine, the practice of pharmacy and the practice of nursing. Clinicians engaged in a professional practice in connection with the provision of disease management services must satisfy applicable state licensing requirements.

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

ERISA Regulation - The Employee Retirement Income Security Act of 1974, as amended (“ERISA”), provides for comprehensive federal regulation of certain employee pension and benefit plans, including private employer and union sponsored health plans and certain other plans that contract with us to provide PBM services. In general, we assist plan sponsors in the administration of the prescription drug portion of their health benefit plans, in accordance with the plan designs adopted by the plan sponsors. We do not believe that the conduct of our business subjects us to the fiduciary obligations of ERISA, except when we have specifically contracted with a plan sponsor to accept limited fiduciary responsibility, such as for the adjudication of initial prescription drug benefit claims and/or the appeals of denied claims under a plan, and with respect to the Contraceptive Coverage Mandate, one of the health reforms included in ACA. We and other PBMs have been named in lawsuits alleging that we act as a fiduciary, as such term is defined by ERISA, with respect to health benefit plans and that we have breached certain fiduciary obligations under ERISA.

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

False Claims and Fraudulent Billing Statutes - A range of federal civil and criminal laws target false claims and fraudulent billing activities. One of the most significant of these laws is the Federal False Claims Act (“FCA”), which prohibits the submission of a false claim or the making of a false record or statement in order to secure reimbursement from, or limit reimbursement to, a government-sponsored program. The Fraud Enforcement and Recovery Act of 2009 (“FERA”) implemented substantial changes to the FCA which expands the scope of FCA liability, provides for new investigative tools and makes it easier for qui tam relators (often referred to as “whistleblowers”) to bring and maintain FCA suits on behalf of the government. ACA further eased the burden for whistleblowers to bring and maintain FCA suits by modifying the “public disclosure” and “original source” provisions of the FCA. Most states have passed substantially similar acts. In recent years, federal and state government authorities have launched several initiatives aimed at uncovering practices that violate false claims or fraudulent billing laws, and they have conducted numerous investigations of pharmaceutical manufacturers, PBMs, pharmacies and health care providers with respect to false claims, fraudulent billing and related matters. See Item 3, “Legal Proceedings” for further information.

FDA Regulation - The United States Food and Drug Administration (“FDA”) generally has authority to regulate drugs, drug classifications and drug promotional information and materials that are disseminated by a drug manufacturer or by other persons on behalf of a drug manufacturer. The FDA also has the regulatory authority (i) over many of the products sold through retail pharmacies, including certain food items, cosmetics, dietary supplements and over-the-counter (“OTC”) medications, and (ii) to require the submission and implementation of a risk evaluation and mitigation strategy (“REMS”) if the FDA determines that a REMS is necessary for the safe and effective marketing of a drug. To the extent we dispense products subject to REMS requirements or provide REMS services to pharmaceutical manufacturers, we are subject to audit by the FDA and the pharmaceutical manufacturer. The FDA also has regulatory authority over medical devices such as OTC genetic tests and genetic tests conducted by medical laboratories, and the FDA continues to evaluate the need for further regulation of such tests.

Federal Employee Health Benefits Program - We have a contractual arrangement with the BlueCross BlueShield Association (“BCBSA”) to provide pharmacy services to federal employees, postal workers, annuitants, and their dependents under the Government-wide Service Benefit Plan, as authorized by the Federal Employees Health Benefits Act (“FEHBA”) and as part of the Federal Employees Health Benefits Program (“FEHBP”). This arrangement subjects us to FEHBA, and other federal regulations, such as the Federal Employees Health Benefits Acquisition Regulation, that otherwise are not applicable to us.

Formulary Regulation - A number of states regulate the administration of prescription drug benefits. Additionally, the National Association of Insurance Commissioners (“NAIC”) has developed a model law, the “Health Carriers Prescription Drug Benefit Management Model Act,” that addresses formulary regulation issues for risk-bearing entities regulated by state insurance commissioners and could form the basis of state legislation. Medicare Part D regulates how formularies are developed and administered, including requiring the inclusion of all drugs in certain classes and categories, subject to limited exceptions, on a Medicare Part D plan's formulary. ACA's Essential Health Benefits Rule also imposes minimum drug coverage requirement for health plans subject to these requirements, including plans offered through the Federal or State Exchanges. The increasing government regulation of formularies could significantly affect our ability to develop and administer formularies on behalf of our insurer, MCO and other clients.

Government Agreements and Mandates - In March 2008, the Company entered into a settlement agreement with the federal government and a number of states related to the dispensing of the generic drug ranitidine at its retail pharmacies. At the same time, the Company entered into a corporate integrity agreement with the OIG for a period of five years applicable to certain retail and mail service operations of the Company. This 2008 corporate integrity agreement requires, among other things, maintenance of our compliance program, employee training, specific reviews by an independent review organization and various government reporting obligations. In April 2011, we entered into an amendment of the corporate integrity agreement in connection with the previously announced settlement of a federal and state government investigation of certain retail pharmacy billing practices with respect to “dual eligible” customers having both Medicaid coverage and other third-party insurance coverage. This amendment requires the Company to comply with the corporate integrity agreement, as amended, for a period of three years and further requires, among other things, additional employee training obligations, additional reporting obligations and periodic Medicaid billing reviews by an independent review organization. Failure to meet our obligations under this corporate integrity agreement, as amended, could result in stipulated financial penalties, and failure to comply with material terms could lead to exclusion of our applicable business from participation in federal health care programs.

In January 2009, we entered into separate settlement agreements with the FTC and the HHS Office for Civil Rights (“OCR”) resolving a joint investigation of disposal of patient information at a limited number of CVS/pharmacy locations. As part of the FTC settlement, we agreed to maintain an appropriate enterprise-wide information security program during the twenty-year term of the agreement with biennial compliance monitoring by an external assessor. As part of the OCR settlement, we agreed to maintain confidential waste disposal policies and procedures, training and employee sanctions at our retail stores. The OCR settlement provided for annual compliance monitoring by an external assessor. In June 2013, we received from the OCR a closure letter that noted we were in material compliance with our OCR settlement agreement and we had significantly improved our retail store processes surrounding protected health information and that our mandatory monitoring and reporting obligations were satisfied.

In October 2010, the Company entered into a non-prosecution agreement and civil settlement agreement with the U.S. Department of Justice (“DOJ”) and various United States Attorneys’ Offices relating to the sale and distribution of pseudoephedrine products at certain CVS/pharmacy stores, primarily in California and Nevada. The Company also entered into a related memorandum of agreement with the U.S. Drug Enforcement Administration (“DEA”). The non-prosecution agreement and the memorandum of agreement contain certain ongoing compliance requirements for the Company, and failure to comply with the terms of these documents could lead to civil or criminal remedies, financial penalties and/or administrative remedies against the DEA registrations for our retail pharmacies and distribution centers. The term of the non-prosecution agreement was three years and ended in October 2013. The term of the memorandum of agreement is five years.

In May 2012, a previously announced proposed consent order between the FTC and the Company became final and concluded an FTC investigation of the Company that commenced in 2009. The final consent order prohibits the Company from misrepresenting the price or cost of Medicare Part D prescription drugs or other prices or costs associated with Medicare Part D prescription drug plans.

On October 12, 2012, the DEA Administrator published its Final Decision and Order revoking the DEA license registrations for dispensing controlled substances at two of our retail pharmacy stores in Sanford, Florida. The license revocations for the two stores formally became effective on November 13, 2012. The pharmacies had voluntarily suspended dispensing controlled substances since April 2012, and have continued operating in that manner in compliance with the DEA Order.

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

Health Reform Legislation - Congress passed major health reform legislation in 2010 referred to in this document as ACA. This legislation affects virtually every aspect of health care in the country. In addition to establishing the framework for every individual to have health coverage beginning in 2014, ACA enacted a number of significant health care reforms. While not all of these reforms affect our business directly, many affect the coverage and plan designs that are or will be provided by many of our health plan clients. As a result, these reforms could indirectly impact many of our services and business practices, and, in many other cases, directly impact our services and business practices. Given that many of the regulations implementing ACA are still being finalized and that ongoing sub-regulatory guidance is still being issued, there is considerable uncertainty as to its full impact on our Company.

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

Medicare Part D - The Medicare Part D program, which makes prescription drug coverage available to eligible Medicare beneficiaries through private insurers, regulates all aspects of the provision of Medicare drug coverage, including enrollment, formularies, pharmacy networks, marketing, and claims processing. The Medicare Part D program has undergone significant legislative and regulatory changes since its inception, including changes made by ACA.

In April 2012, CMS issued a rule that requires coverage other than basic prescription drug coverage offered through Medicare Part D employer group waiver plans (“EGWPs”) to be included in the definition of “other health or prescription drug coverage,” starting January 1, 2014. CMS has clarified that, because the supplemental benefits primarily reduce cost sharing on claims covered under the basic benefit, they will continue as a practical matter to be subject to the Medicare Part D rules.

Medicare Part D continues to attract a high degree of legislative and regulatory scrutiny, and the applicable government rules and regulations continue to evolve. CMS sanctions for non-compliance may include suspension of enrollment and even termination from the program. CMS has imposed restrictions and consent requirements for automatic prescription delivery programs, further limited the circumstances under which Medicare Part D plans may recoup payments to pharmacies for claims that are subsequently determined not payable under Medicare Part D and, is expected to issue a proposed regulation that may limit the ability of Medicare Part D plans to establish preferred pharmacy networks. Accordingly, it is possible that legislative and regulatory developments and regulatory oversight could materially affect our Medicare Part D business or profitability.

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

PBM Laws and Regulation - Legislation seeking to regulate PBM activities in a comprehensive manner has been introduced or enacted in a number of states. This legislation varies in scope and often contains provisions that may impact our Company. To the extent states or other government entities enact legislation regulating PBMs that survive legal challenges to their enforceability, such legislation could adversely impact our ability to conduct business on commercially reasonable terms in locations where the legislation is in effect.

In addition, certain quasi-regulatory organizations, including the National Association of Boards of Pharmacy and the NAIC have issued model regulations or may propose future regulations concerning PBMs and/or PBM activities. Similarly, credentialing organizations such as the National Committee for Quality Assurance and the URAC may establish voluntary standards regarding PBM or specialty pharmacy activities. While the actions of these quasi-regulatory or standard-setting organizations do not have the force of law, they may influence states to adopt their requirements or recommendations and influence client requirements for PBM or specialty pharmacy services. Moreover, any standards established by these organizations could also impact our health plan clients and/or the services we provide to them.

Pharmacy and Professional Licensure and Regulation - We are subject to state and federal statutes and regulations governing the operation of retail and mail pharmacies, the transfer of prescriptions, repackaging of drug products, wholesale distribution, dispensing of controlled substance and listed chemical products, and medical and controlled substance waste disposal. Federal and state statutes and regulations govern the labeling, packaging, advertising and adulteration of prescription drugs and the dispensing of controlled substances, and some state regulations require compliance with standards established by the United States Pharmacopeia with respect to the packaging, storing and shipping of pharmaceuticals. Federal and state controlled substance laws require us to register our pharmacies and distribution centers with the DEA and state controlled substances agencies and to comply with security, recordkeeping, inventory control, personnel and labeling standards in order to possess and dispense controlled substances and listed chemical products. We undergo audits by these regulatory bodies on a regular basis.

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

The federal Health Insurance Portability and Accountability Act of 1996 and the regulations issued thereunder (collectively “HIPAA”) impose extensive requirements on the way in which health plans, health care providers, health care clearinghouses (known as “covered entities”) and their business associates use, disclose and safeguard protected health information (“PHI”). HIPAA also gives individuals certain rights with respect to their PHI. For most uses and disclosures of PHI other than for treatment, payment, health care operations or certain public policy purposes, HIPAA generally requires that covered entities obtain the individual’s written authorization. Criminal penalties and civil sanctions may be imposed for failing to comply with HIPAA standards. In January 2013, HHS issued a rule implementing the Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), enacted as part of the American Recovery and Reinvestment Act of 2009. Among other things, the rule expands the circumstances under which authorizations are required to send communications to individuals that are funded by third parties and extends HIPAA privacy and security requirements and penalties directly to business associates of covered entities.

In addition to HIPAA, most states have enacted health care information confidentiality laws which limit the disclosure of confidential medical information. These state laws supersede HIPAA to the extent they are more protective of individual privacy than is HIPAA.

HHS has also issued regulations requiring federal and state exchanges to impose privacy and security standards on non-Exchange entities to protect PII obtained through the exchanges beginning in 2014. In proposed regulations, HHS has defined the term “non-exchange entities” to include insurers offering plans through the exchanges and would require that these entities in turn impose the same or more stringent privacy and security standards on their “downstream entities”. If this rule is finalized as proposed, unless HIPAA-covered entities are able to negotiate with an exchange to accept compliance with HIPAA privacy and security standards as a substitute for complying with the exchange privacy and security standards, insurers offering plans through the exchanges and their business associates could potentially be subject to additional privacy and security standards in addition to HIPAA and existing more stringent state laws.

Reimbursement - A significant portion of our net revenue is derived directly from Medicare, Medicaid and other government-sponsored health care programs, and we are therefore subject to, among other laws and regulations, federal and state reimbursement laws and regulatory requirements, anti-remuneration laws, the Stark Law and/or federal and state false claims laws. (See the “Self-Referral Laws” section below for explanation of the Stark Law.) Sanctions for violating these federal and/or state laws may include, without limitation, recoupment or reduction of government reimbursement amounts, criminal and civil penalties and exclusion from participation in Medicare, Medicaid and other government health care programs. See Item 3, “Legal Proceedings,” for further information.

Changes in reporting of Average Wholesale Price (“AWP”), Average Manufacturer Price (“AMP”), or Average Sales Price, which are pricing elements common to most payment formulas, or other adjustments that may be made regarding the reimbursement of drug payments by Medicaid and Medicare could impact our pricing to customers and other payors and/or could impact our ability to negotiate discounts or rebates with manufacturers, wholesalers, PBMs or retail and mail pharmacies. In some circumstances, such changes could also impact the reimbursement that we receive from Medicare or Medicaid programs for drugs covered by such programs and from MCOs that contract with government health programs to provide prescription drug benefits.

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

State Insurance Laws - PDPs and our PBM service contracts, including those in which we assume certain risk under performance guarantees or similar arrangements, are generally not subject to insurance regulation by the states. However, if a PBM offers to provide prescription drug coverage on a capitated basis or otherwise accepts material financial risk in providing pharmacy benefits, laws and regulations in various states may be applicable. Such laws may require that the party at risk become licensed as an insurer, establish reserves or otherwise demonstrate financial viability. Laws that may apply in such cases include insurance laws and laws governing MCOs and limited prepaid health service plans. The Company offers a PDP through SilverScript, which is subject to state insurance laws regarding licensure and solvency.

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

Telemarketing and Other Outbound Contacts - Certain federal and state laws, such as the Telephone Consumer Protection Act ("TCPA"), give the FTC, Federal Communications Commission ("FCC") and state attorneys general law enforcement tools to regulate telemarketing practices and certain automated outbound contacts such as phone calls, texts or emails. These laws may, among other things, impose registration requirements, require disclosures of specific information, prohibit misrepresentations, limit when, where and how consumers may be contacted, require consumer consent prior to being contacted, require transmission of Caller ID information, prohibit certain abandoned outbound calls, prohibit unauthorized billing, set payment restrictions for the sale of certain goods and services, require the establishment of certain policies and training of personnel and require the retention of specific business records. In October 2013, new FCC rules went into effect aimed at better aligning the FCC’s regulatory response under the TCPA with the FTC’s response, as well as requiring written prior consent for calls using an automatic telephone dialing system (call to a mobile number) or an artificial or prerecorded voice (call to a residential or mobile number). The Company’s use of telemarketing and other outbound contacts could be impacted by these laws and regulations.

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

Although we believe that we are in material compliance with existing laws and regulations applicable to our various business lines, we cannot give any assurances that our business, financial condition and results of operations will not be materially adversely affected, or that we will not be required to materially change our business practices, based on: (i) future enactment of new health care or other laws or regulations; (ii) the interpretation or application of existing laws or regulations, including the laws and regulations described in this Government Regulation section, as they may relate to our business, the pharmacy services, retail pharmacy or retail clinic industry or to the health care industry generally; (iii) pending or future federal or state governmental investigations of our business or the pharmacy services, retail pharmacy or retail clinic industry or of the health care industry generally; (iv) institution of government enforcement actions against us; (v) adverse developments in any pending qui tam lawsuit against us, whether sealed or unsealed, or in any future qui tam lawsuit that may be filed against us; or (vi) adverse developments in other pending or future legal proceedings against us or affecting the pharmacy services, retail pharmacy or retail clinic industry or the health care industry generally.

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

Item 1A. Risk Factors

Our business is subject to various industry, economic, regulatory and other risks and uncertainties. Our business, financial condition, results of operations, cash flows and prospects could be materially adversely affected by any one or more of the following risk factors and by additional risks and uncertainties not presently known to us or that we currently deem to be immaterial:

The health of the economy in general and in the markets we serve.

Our business is affected by the economy in general, including changes in consumer purchasing power, preferences and/or spending patterns. Although an economic recovery might be underway, it is possible that a worsening of the economic environment will cause a decline in drug utilization, and dampen demand for pharmacy benefit management services as well as consumer demand for products sold in our retail stores. Further, interest rate fluctuations, changes in capital market conditions and regulatory changes may affect our ability to obtain necessary financing on acceptable terms, our ability to secure suitable store locations under acceptable terms and our ability to execute sale-leaseback transactions under acceptable terms. These circumstances could result in an adverse effect on our business and financial results.

Efforts to reduce reimbursement levels and alter health care financing practices.

The continued efforts of health maintenance organizations, managed care organizations, PBM companies, government entities, and other third party payors to reduce prescription drug costs and pharmacy reimbursement rates may impact our profitability. In particular, increased utilization of generic pharmaceuticals (which normally yield a higher gross profit rate than equivalent brand named drugs) has resulted in pressure to decrease reimbursement payments to retail and mail order pharmacies for generic drugs, causing a reduction in the generic profit rate. Historically, the effect of this trend on generic profitability has been mitigated by our efforts to negotiate reduced acquisition costs of generic pharmaceuticals with manufacturers. However, in recent years, there has been significant consolidation within the generic manufacturing industry, and it is possible that this dynamic may enhance the ability of manufacturers to sustain or increase pricing of generic pharmaceuticals and diminish our ability to negotiate reduced acquisition costs.

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

ACA made several significant changes to Medicaid rebates and to reimbursement. One of these changes was to revise the definition of AMP and the reimbursement formula for multi-source (i.e., generic) drugs. In addition, ACA made other changes that affect the coverage and plan designs that are or will be provided by many of our health plan clients, including the requirement for health insurers to meet a minimum medical loss ratio to avoid having to pay rebates to enrollees. These ACA changes may not affect our business directly, but they could indirectly impact our services and/or business practices.

The possibility of PBM client loss and/or the failure to win new PBM business.

Our PBM business generates net revenues primarily by contracting with clients to provide prescription drugs and related health care services to plan members. PBM client contracts often have terms of approximately three years in duration, so approximately one third of a PBM’s client base typically is subject to renewal each year. In some cases, however, PBM clients may negotiate a shorter or longer contract term or may require early or periodic renegotiation of pricing prior to expiration of a contract. In addition, the reputational impact of a service-related incident could negatively affect our ability to grow and retain our client base. Further, the PBM industry has been impacted by consolidation activity that may continue in the future. In the event one or more of our PBM clients is acquired by an entity that is not also our client, we may be unable to retain all or a portion of the acquired business. These circumstances, either individually or in the aggregate, could result in an adverse effect on our business and financial results. Therefore, we continually face challenges in competing for new PBM business and retaining or renewing our existing PBM business. There can be no assurance that we will be able to win new business or secure renewal business on terms as favorable to us as the present terms.

Risks related to the frequency and rate of the introduction of generic drugs and brand name prescription products.

The profitability of our business is dependent upon the utilization of prescription drug products. Utilization trends are affected by, among other factors, the introduction of new and successful prescription pharmaceuticals as well as lower-priced generic alternatives to existing brand name products. Accordingly, our business could be impacted by a slowdown in the introduction of new and successful prescription pharmaceuticals and/or generic alternatives (the sale of which normally yield higher gross profit margins than brand name equivalents).

Risks relating to the market availability, suppliers and safety profiles of prescription drugs that we purchase and sell.

We dispense significant volumes of brand-name and generic drugs from our retail and mail-order pharmacies and through our PBM's network of retail pharmacies. When increased safety risk profiles or manufacturing or other supply issues of specific drugs or classes of drugs occur, or drugs become subject to greater restrictions as controlled substances, physicians may cease writing prescriptions for these drugs or the utilization of these drugs may be otherwise reduced. Additionally, adverse publicity regarding drugs with higher safety risk profiles may result in reduced consumer demand for such drugs. On occasion, products are withdrawn by their manufacturers or transition to over-the-counter products, which can result in lower prescription utilization. In addition, future FDA rulings could restrict the supply or increase the cost of products sold to our customers. Our volumes, net revenues, profitability and cash flows may decline as a result of such regulatory rulings or market changes.

Risks of declining gross margins in the PBM industry.

The PBM industry has been experiencing margin pressure as a result of competitive pressures and increased client demands for lower prices, enhanced service offerings and/or higher service levels. In that regard, we maintain contractual relationships with generic pharmaceutical manufacturers and brand name pharmaceutical manufacturers that provide for purchase discounts and/or rebates on drugs dispensed by pharmacies in our retail network and by our mail order pharmacies (all or a portion of which may be passed on to clients). Manufacturer rebates often depend on a PBM’s ability to meet contractual market share or other requirements, including in some cases the placement of a manufacturer’s products on the PBM’s formularies. If we lose our relationship with one or more pharmaceutical manufacturers, or if the discounts or rebates provided by pharmaceutical manufacturers decline, our business and financial results could be adversely affected. Further, competitive pressures in the PBM industry have caused our PBM and other PBMs to share with clients a larger portion of rebates and/or discounts received from pharmaceutical manufacturers. In addition, market dynamics and regulatory changes have impacted our ability to offer plan sponsors pricing that includes the use of retail “differential” or “spread”, which could negatively impact our future profitability. Further, changes in existing federal or state laws or regulations or the adoption of new laws or regulations relating to patent term extensions, purchase discount and rebate arrangements with pharmaceutical manufacturers, or to formulary management or other PBM services could also reduce the discounts or rebates we receive. Our Retail Pharmacy Segment has also been impacted by the margin pressures described above.

Regulatory and business changes relating to our participation in Medicare Part D.

Since its inception in 2006, Medicare Part D has resulted in increased utilization and decreased pharmacy gross margin rates as higher margin business, such as cash and state Medicaid customers, migrated to Medicare Part D coverage. Further, as a result of ACA and changes to Medicare Part D, such as the elimination in 2013 of the tax deductibility of the retiree drug subsidy payment received by sponsors of retiree drug plans, our PBM clients could decide to discontinue providing prescription drug benefits to their Medicare-eligible members. To the extent this occurs, the adverse effects of increasing customer migration into Medicare Part D may outweigh the benefits we realize from growth of our Medicare Part D business. In addition, if the cost and complexity of Medicare Part D exceed management’s expectations or prevent effective program implementation or administration; if changes to the regulations regarding how drug costs are reported for Medicare Part D and retiree drug subsidy purposes are implemented in a manner that impacts the profitability of our Medicare Part D business; if the government alters Medicare program requirements or reduces funding because of the higher-than-anticipated cost to taxpayers of Medicare Part D or for other reasons; if we fail to design and maintain programs that are attractive to Medicare participants; if CMS imposes restrictions on our Medicare Part D business as a result of audits or other regulatory actions; if we fail to successfully implement corrective action or other remedial measures sufficient to prevent or remove any applicable restrictions that may be imposed by CMS; if we fail to effectively integrate and operate the Medicare Part D businesses we have acquired; or if we are not successful in retaining enrollees, or winning contract renewals or new contracts under Medicare Part D’s competitive bidding process, our Medicare Part D services and the ability to expand our Medicare Part D services could be impacted.

Possible changes in industry pricing benchmarks.

It is possible that the pharmaceutical industry or regulators may evaluate and/or develop an alternative pricing reference to replace AWP, which is the pricing reference used for many of our PBM client contracts, pharmaceutical purchase agreements, retail network contracts, specialty payor agreements and other contracts with third party payors. Future changes to the use of AWP or to other published pricing benchmarks used to establish pharmaceutical pricing, including changes in the basis for calculating reimbursement by federal and state health programs and/or other payors, could impact the reimbursement we receive from Medicare and Medicaid programs, the reimbursement we receive from PBM clients and other payors and/or our ability to negotiate rebates and/or discounts with pharmaceutical manufacturers, wholesalers, PBMs and retail pharmacies. The effect of these possible changes on our business cannot be predicted at this time.

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

As a pharmacy retailer, we compete with other drugstore chains, supermarkets, discount retailers, independent pharmacies, membership clubs, Internet companies and retail health clinics, as well as other mail order pharmacies and PBMs. In that regard, many pharmacy benefit plans have implemented plan designs that mandate or provide incentives to fill maintenance medications through mail order pharmacies. To the extent this trend continues, any negative impact in our retail pharmacy could out-weigh an increase in our own mail order business and/or an increase in participation in our Maintenance Choice program. In addition, some of these competitors may offer services and pricing terms that we may not be willing or able to offer. Competition may also come from other sources in the future.

Competitors in the PBM industry (e.g., Express Scripts, OptumRx, Catamaran and Prime Therapeutics), include large, national PBM companies, PBMs owned by large national health plans and smaller standalone PBMs. Some of these competitors may offer services and pricing terms that we may not be willing or able to offer. In addition, competition may also come from other sources in the future. Unless we can demonstrate enhanced value to our clients through innovative product and service offerings, particularly in a rapidly changing industry, we may be unable to remain competitive. In addition, changes in the overall composition of our pharmacy networks, or reduced pharmacy access under our networks, could adversely affect our claims volume and/or our competitiveness generally.

Relationship with our retail customers and the demand for our products and services

The success of our retail business depends in part on customer loyalty, superior customer service and our ability to persuade customers to purchase products in additional categories and our proprietary brands. Failure to timely identify or effectively respond to changing consumer preferences and spending patterns, an inability to expand the products being purchased by our customers, or the failure or inability to obtain or offer particular categories of products could negatively affect our relationship with our customers and the demand for our products and services.

Reform of the U.S. health care system.

Congressional efforts to reform the U.S. health care system finally came to fruition in 2010 with the passage of ACA, which is resulting in significant structural changes to the health insurance system. See “Business - Government Regulation”.
Many of the structural changes enacted by ACA are being implemented in 2014, and some of the applicable regulations and sub-regulatory guidance have not yet been issued and/or finalized. Therefore, there remains considerable uncertainty as to the full impact of ACA on our business. While these reforms may not affect our business directly, they affect the coverage and plan designs that are or will be provided by many of our health plan clients. As a result, they could indirectly impact many of our services and business practices. We cannot predict what effect, if any, the ACA changes may have on our retail pharmacy and pharmacy services businesses, and it is possible that other legislative or market-driven changes in the health care system that we cannot anticipate could also occur.

The failure or disruption of our information technology systems, our information security systems and our infrastructure to support our business and to protect the privacy and security of sensitive customer and business information.

Many aspects of our operations are dependent on our information systems and the information collected, processed, stored, and handled by these systems. Throughout our operations, we receive, retain and transmit certain confidential information, including personally identifiable information that our customers and clients provide to purchase products or services, enroll in programs or services, register on our websites, interact with our personnel, or otherwise communicate with us. In addition, for these operations, we depend in part on the secure transmission of confidential information over public networks. Our information systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches including credit card information breaches, vandalism, catastrophic events and human error. Although we deploy a layered approach to address information security threats and vulnerabilities, including ones from a cybersecurity standpoint, designed to protect confidential information against data security breaches, a compromise of our information security controls or of those businesses with whom we interact, which results in confidential information being accessed, obtained, damaged, or used by unauthorized or improper persons, could harm our reputation and expose us to regulatory actions and claims from customers and clients, financial institutions, payment card associations and other persons, any of which could adversely affect our business, financial position, and results of operations. Moreover, a data security breach could require that we expend significant resources related to our information systems and infrastructure, and could distract management and other key personnel from performing their primary operational duties. If our information systems are damaged, fail to work properly or otherwise become unavailable, or if we are unable to successfully complete our planned consolidation of our PBM claims adjudication platforms, we may incur substantial costs to repair or replace them, and may experience loss of critical information, customer disruption and interruptions or delays in our ability to perform essential functions and implement new and innovative services. In addition, compliance with changes in privacy and information security laws and standards may result in considerable expense due to increased investment in technology and the development of new operational processes.

Risks related to compliance with a broad and complex regulatory framework.

Our business is subject to numerous federal, state and local laws and regulations. See “Business — Government Regulation.” Changes in these regulations may require extensive system and operating changes that may be difficult to implement. Untimely compliance or noncompliance with applicable laws and regulations could adversely affect the continued operation of our business, including, but not limited to: imposition of civil or criminal penalties; suspension or disgorgement of payments from government programs; loss of required government certifications or approvals; loss of authorizations to participate in or exclusion from government reimbursement programs, such as the Medicare and Medicaid programs; or loss of registrations or licensure. The regulations to which we are subject include, but are not limited to: the laws and regulations described in the Government Regulation section; accounting standards; securities laws and regulations; tax laws and regulations; laws and regulations relating to the protection of the environment and health and safety matters, including those governing exposure to, and the management and disposal of, hazardous materials and wastes; and regulations of the FDA, the FTC, the FCC, the DEA, and the Consumer Product Safety Commission, as well as state regulatory authorities, governing the sale, advertisement and promotion of products that we sell. In addition, our business interests outside of the United States are subject to the Foreign Corrupt Practices Act and other applicable domestic and international laws and regulations. We are also subject to the terms of various government agreements and mandates, including those described in the Government Regulation section. In that regard, our business, financial position and results of operations could be affected by existing and new government legislative and regulatory action, including, without limitation, any one or more of the following:

•
federal and state laws and regulations governing the purchase, distribution, tracking, management, dispensing and reimbursement of prescription drugs and related services, whether at retail or mail, and applicable registration or licensing requirements;

•	the effect of the expiration of patents covering brand name drugs and the introduction of generic products;

•	the frequency and rate of approvals by the FDA of new brand name and generic drugs, or of over-the-counter status for brand name drugs;

•	FDA regulation affecting the retail or PBM industry;

•	consumer protection laws affecting our health care services, our loyalty programs, the products we sell, the informational calls we make and/or the marketing of our goods and services;

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

•	state laws and regulations establishing or changing prompt payment requirements for payments to retail pharmacies;

•	impact of network access legislation or regulations, including “any willing provider” laws, on our ability to manage pharmacy networks;

•	health care reform, managed care reform and plan design legislation;

•	insurance licensing and other insurance regulatory requirements applicable to offering Medicare Part D programs and services or other health care services; and

•	direct regulation of pharmacies or PBMs by regulatory and quasi-regulatory bodies.

Risks related to litigation and other legal proceedings.

Pharmacy services and retail pharmacy are highly regulated and litigious industries. We are currently subject to various litigation matters, investigations, audits, government inquiries, regulatory and legal proceedings. Litigation, and particularly securities and collective or class action litigation, is often expensive and disruptive. We cannot predict the outcome of such matters, and the costs incurred may be substantial regardless of outcome. Our business, financial condition and results of operations may be adversely affected, or we may be required to materially change our business practices, as a result of such proceedings. We refer you to Item 3, “Legal Proceedings” for additional information.

The foregoing is not a comprehensive listing of all possible risks and there can be no assurance that we have correctly identified and appropriately assessed all factors affecting the business. As such, we refer you to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which includes our “Cautionary Statement Concerning Forward-Looking Statements” at the end of such section of our Annual Report to Stockholders for the year ended December 31, 2013, which section is incorporated by reference.

Item 1B. Unresolved Staff Comments

There are no unresolved SEC Staff Comments.

Item 2. Properties

We lease most of our stores under long-term leases that vary as to rental amounts, expiration dates, renewal options and other rental provisions. For additional information on the amount of our rental obligations for our leases, we refer you to Note 7 “Leases” in our Annual Report to Stockholders for the year ended December 31, 2013, which section is incorporated by reference herein.

As of December 31, 2013, we owned approximately 5.9% of our 7,660 retail stores. Net selling space for our retail drugstores increased to 75.0 million square feet as of December 31, 2013. More than one third of our store base was opened or significantly remodeled within the last five years.

We own ten distribution centers located in Alabama, California, Hawaii, New York, Rhode Island, South Carolina, Tennessee and Texas and lease ten additional distribution facilities located in Arizona, Florida, Indiana, Michigan, New Jersey, Pennsylvania, Texas, Virginia and Brazil. The 20 distribution centers total approximately 11.5 million square feet as of December 31, 2013.

As of December 31, 2013, we owned one mail service dispensing pharmacy located in Texas and leased three additional mail service dispensing pharmacies located in Hawaii, Illinois and Pennsylvania. We leased call centers located in Missouri, Pennsylvania, Tennessee and Texas. As of December 31, 2013, we leased 17 onsite pharmacy stores and 25 specialty pharmacy stores, and operated 11 specialty mail order pharmacies, one of which we owned.

We own our corporate offices located in Woonsocket, Rhode Island, which totals approximately 1,000,000 square feet. In addition, we lease large corporate offices in Scottsdale, Arizona, Northbrook, Illinois, Irving, Texas and Sao Paulo, Brazil.

In connection with certain business dispositions completed between 1991 and 1997, we continue to guarantee lease obligations for approximately 73 former stores. We are indemnified for these guarantee obligations by the respective purchasers. These guarantees generally remain in effect for the initial lease term and any extension thereof pursuant to a renewal option provided for in the lease prior to the time of the disposition. For additional information, we refer you to Note 12 “Commitments and Contingencies” in our Annual Report to Stockholders for the year ended December 31, 2013, which section is incorporated by reference herein.

Management believes that its owned and leased facilities are suitable and adequate to meet the Company’s anticipated needs. At the end of the existing lease terms, management believes the leases can be renewed or replaced by alternate space.

The following is a breakdown by state, District of Columbia, Puerto Rico and Brazil of our retail stores, onsite pharmacy stores, specialty pharmacy stores, specialty mail order pharmacies and mail service dispensing pharmacies as of December 31, 2013:

	Retail Stores	Onsite Pharmacy Stores	Specialty Pharmacy Stores	Specialty Mail Order Pharmacies	Mail Service Dispensing Pharmacies	Total
United States:
Alabama	155	—	1	—	—	156
Arkansas	1	—	—	—	—	1
Arizona	139	—	1	—	—	140
California	856	—	4	1	—	861
Colorado	—	—	1	—	—	1
Connecticut	149	1	—	—	—	150
Delaware	12	—	—	—	—	12
District of Columbia	58	—	1	—	—	59
Florida	716	—	1	1	—	718
Georgia	316	2	1	—	—	319
Hawaii	53	—	1	—	1	55
Iowa	17	1	—	—	—	18
Illinois	274	1	1	1	1	278
Indiana	297	—	—	—	—	297
Kansas	35	—	—	1	—	36
Kentucky	65	—	—	—	—	65
Louisiana	109	—	—	—	—	109
Maine	22	—	—	—	—	22
Maryland	171	1	—	—	—	172
Massachusetts	355	—	2	1	—	358
Michigan	248	1	—	1	—	250
Minnesota	57	1	—	—	—	58
Mississippi	50	—	—	—	—	50
Missouri	77	1	1	—	—	79
Montana	14	—	—	—	—	14
Nebraska	18	—	—	—	—	18
Nevada	85	—	—	—	—	85
New Hampshire	41	—	—	—	—	41
New Jersey	277	2	—	1	—	280
New Mexico	15	—	—	—	—	15
New York	471	—	1	—	—	472
North Carolina	312	—	1	1	—	314
North Dakota	6	—	—	—	—	6
Ohio	317	2	—	—	—	319
Oklahoma	53	—	—	—	—	53
Oregon	—	—	1	—	—	1
Pennsylvania	404	1	1	1	1	408
Puerto Rico	19	—	—	1	—	20
Rhode Island	62	—	1	—	—	63
South Carolina	194	—	1	—	—	195
Tennessee	134	1	—	1	—	136
Texas	588	1	3	—	1	593
Utah	2	—	—	—	—	2
Vermont	5	—	—	—	—	5
Virginia	271	—	—	—	—	271
Washington	—	—	1	—	—	1
West Virginia	50	—	—	—	—	50
Wisconsin	45	1	—	—	—	46
Total United States	7,615	17	25	11	4	7,672

Brazil	45	—	—	—	—	45
Total	7,660	17	25	11	4	7,717

Item 3. Legal Proceedings

I.    Legal Proceedings

1.
Caremark (the term “Caremark” being used herein to generally refer to any one or more PBM subsidiaries of the Company, as applicable) was a defendant in a qui tam lawsuit initially filed by a relator on behalf of various state and federal government agencies in Texas federal court in 1999. The case was unsealed in May 2005. The case sought monetary damages and alleged that Caremark’s processing of Medicaid and certain other government claims on behalf of its clients (which allegedly resulted in underpayments from Caremark clients to the applicable government agencies) on one of Caremark’s adjudication platforms violated applicable federal or state false claims acts and fraud statutes. The United States and the States of Texas, Tennessee, Florida, Arkansas, Louisiana and California intervened in the lawsuit, but Tennessee and Florida withdrew from the lawsuit in August 2006 and May 2007, respectively. Thereafter, in 2008, the Company prevailed on several motions for partial summary judgment and, following an appellate ruling from the Fifth Circuit Court of Appeals in 2011 that affirmed in part and reversed in part these prior rulings, the claims asserted in the case against Caremark were substantially narrowed. In December 2013, this case was dismissed following a settlement between the Company and the plaintiffs.

In a related matter, in December 2007, the Company received a document subpoena from the Office of Inspector General (“OIG”) within the U.S. Department of Health and Human Services (“HHS”), requesting information relating to the processing of Medicaid and other government agency claims on a different adjudication platform of Caremark. The Company has provided documents and other information in response to this request for information. The Company has been conducting discussions with the United States Department of Justice (“DOJ”) and the OIG regarding a possible settlement of this legal matter.

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

3.
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

4.
In November 2009, a securities class action lawsuit was filed in the United States District Court for the District of Rhode Island purportedly on behalf of purchasers of CVS Caremark Corporation stock between May 5, 2009 and November 4, 2009. Plaintiffs subsequently amended the lawsuit to allege a class period beginning October 30, 2008. The lawsuit names the Company and certain officers as defendants and includes allegations of securities fraud relating to public disclosures made by the Company concerning the PBM business and allegations of insider trading. In addition, a shareholder derivative lawsuit was filed in December 2009 in the same court against the directors and certain officers of the Company. This lawsuit, which was stayed pending developments in the related securities class action, includes allegations of, among other things, securities fraud, insider trading and breach of fiduciary duties and further alleges that the Company was damaged by the purchase of stock at allegedly inflated prices under its share repurchase program. In January 2011, both lawsuits were transferred to the United States District Court for the District of New Hampshire. In June 2012, the court granted the Company’s motion to dismiss the securities class action. The plaintiffs subsequently appealed the court’s ruling on the motion to dismiss. In May 2013, the First Circuit Court of Appeals vacated the prior ruling and remanded the case to the district court for further proceedings. In December 2013, the district court denied the Company's renewed motion to dismiss the lawsuit. The derivative lawsuit will remain stayed until the Company answers the securities class action complaint.

5.
In March 2010, the Company learned that various State Attorneys General offices and certain other government agencies were conducting a multi-state investigation of certain of the Company's business practices similar to those being investigated at that time by the U.S. Federal Trade Commission ("FTC"). Twenty-eight states, the District of Columbia and the County of Los Angeles are known to be participating in this investigation. The prior FTC investigation, which commenced in August 2009, was officially concluded in May 2012 when the consent order entered into between the FTC and the Company became final. The Company has cooperated with the multi-state investigation.

6.
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

7.
The Company received a subpoena from the U.S. Securities and Exchange Commission (“SEC”) in February 2011 and subsequently received additional subpoenas and other requests for information. The SEC’s requests related to, among other things, public disclosures made by the Company during 2009, transactions in the Company’s securities by certain officers and employees of the Company during 2009 and the purchase accounting for the Longs Drug Stores acquisition. The Company has provided the documents and other information requested by the SEC and has been cooperating with the SEC in this investigation. The Company has reached an agreement in principle with the staff of the Boston Regional Office of the SEC to settle certain allegations that, during the third and fourth quarters of 2009, the Company violated certain provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934, including certain anti-fraud provisions of those statutes. The agreement in principle will be entered into by the Company on a “no admit or deny” basis, and the Company will not be restating its financial statements for any reporting period. The Company has agreed to pay a $20 million civil penalty when the settlement is finalized, and this amount has been fully reserved in the Company's financial statements. The Company will continue to cooperate with the SEC to document the settlement terms, and the settlement remains subject to approval by the Commission and federal court as required.

8.
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

9.
In January 2012, the Company received a subpoena from the OIG requesting information about its Health Savings Pass program, a prescription drug discount program for uninsured or underinsured individuals, in connection with an investigation of possible false or otherwise improper claims for payment involving HHS programs. In February 2012, the Company also received a civil investigative demand from the Office of the Attorney General of the State of Texas requesting a copy of information produced under this OIG subpoena and other information related to prescription drug claims submitted by the Company’s pharmacies to Texas Medicaid for reimbursement. The Company is providing documents and other information in response to these requests for information.

10.
A purported shareholder derivative action was filed on behalf of nominal defendant CVS Caremark Corporation against certain of the Company’s officers and members of its Board of Directors. The action, which alleged a single claim for breach of fiduciary duty relating to the Company's alleged failure to properly implement internal regulatory controls to comply with the Controlled Substances Act and the Combat Methamphetamine Epidemic Act, was originally filed in June 2012. In addition, an amended complaint was filed in November 2012 and a Supplemental Complaint was filed in April 2013. In October 2013, the court granted the Company’s motion to dismiss and entered judgment dismissing the action, without prejudice. Following dismissal of the action, the same purported shareholder sent a letter to the Company’s Board of Directors demanding that the Board investigate her allegations and pursue legal action against certain directors and officers of the Company. A committee of the Board of Directors is conducting a review and intends to respond to the letter as appropriate.

11.
In November 2012, the Company received a subpoena from the OIG requesting information concerning automatic refill programs used by pharmacies to refill prescriptions for customers. The Company has been cooperating and providing documents and other information in response to this request for information.

The Company is also a party to other legal proceedings, inquiries and audits arising in the normal course of its business, none of which is expected to be material to the Company. We can give no assurance, however, that our business, financial condition and results of operations will not be materially adversely affected, or that we will not be required to materially change our business practices, based on: (i) future enactment of new health care or other laws or regulations; (ii) the interpretation or application of existing laws or regulations, including the laws and regulations described in “Business — Government Regulation”, as they may relate to our business, the pharmacy services, retail pharmacy or retail clinic industry or to the health care industry generally; (iii) pending or future federal or state governmental investigations of our business or the pharmacy services, retail pharmacy or retail clinic industry or of the health care industry generally; (iv) institution of government enforcement actions against us; (v) adverse developments in any pending qui tam lawsuit against us, whether sealed or unsealed, or in any future qui tam lawsuit that may be filed against us; or (vi) adverse developments in other pending or future legal proceedings against us or affecting the pharmacy services, retail pharmacy or retail clinic industry or the health care industry generally.

II.    Environmental Matters

Item 103 of SEC Regulation S-K requires disclosure of certain environmental legal proceedings if management reasonably believes that the proceedings involve potential monetary sanctions of $100,000 or more. On January 8, 2014, a Settlement Agreement was signed with the State of New Jersey to resolve claims of alleged noncompliance with hazardous and medical waste regulations in connection with certain of the Company’s facilities in New Jersey.  As part of this settlement, the Company has agreed to pay $132,000 in civil penalties to resolve these claims.

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Executive Officers of the Registrant

The following sets forth the name, age and biographical information for each of our executive officers as of February 11, 2014. In each case the officer’s term of office extends to the date of the board of directors meeting following the next annual meeting of stockholders of the Company. Previous positions and responsibilities held by each of the executive officers over the past five years are indicated below:

Lisa G. Bisaccia, age 57, Senior Vice President and Chief Human Resources Officer of CVS Caremark Corporation since January 2010; Vice President, Human Resources of CVS Pharmacy, Inc. from September 2004 through December 2009.

Eva C. Boratto, age 47, Senior Vice President and Controller and Chief Accounting Officer of CVS Caremark Corporation since July 2013; Senior Vice President of PBM Finance from July 2010 through June 2013; Vice President, U.S. Market Finance Leader of Merck & Co., Inc. (“Merck”) from June 2009 through June 2010; Vice President of Investor Relations of Merck from April 2008 through May 2009.

Troyen A. Brennan, M.D., age 59, Executive Vice President and Chief Medical Officer of CVS Caremark Corporation since November 2008; Executive Vice President and Chief Medical Officer of Aetna, Inc. from February 2006 through November 2008.

David M. Denton, age 48, Executive Vice President and Chief Financial Officer of CVS Caremark Corporation since January 2010; Senior Vice President and Controller/Chief Accounting Officer of CVS Caremark Corporation from March 2008 until December 2009; Senior Vice President, Financial Administration of CVS Caremark Corporation and CVS Pharmacy, Inc. from April 2007 to March 2008.

Helena B. Foulkes, age 49, Executive Vice President of CVS Caremark Corporation and President of CVS/pharmacy since January 2014; Executive Vice President and Chief Health Care Strategy and Marketing Officer of CVS Caremark Corporation from March 2011 through December 2013; Executive Vice President and Chief Marketing Officer of CVS Caremark Corporation from January 2009 through February 2011; Senior Vice President of Health Services of CVS Caremark Corporation from May 2008 through January 2009, and of CVS Pharmacy, Inc. from October 2007 through January 2009.

Stephen J. Gold, age 54, Senior Vice President and Chief Information Officer for CVS Caremark Corporation since July 2012; Senior Vice President and Chief Information Officer of Avaya, Inc. from May 2010 through June 2012; Executive Vice President, Chief Information Officer and Chief Technology Officer of GSI Commerce, Inc. from February 2005 through April 2010.

J. David Joyner, age 49, Executive Vice President of CVS Caremark Corporation since March 2011 and Executive Vice President of Sales and Account Services, CVS Caremark Pharmacy Services since March 2004.

Per G.H. Lofberg, age 66, Executive Vice President of CVS Caremark Corporation; Executive Vice President of CVS Caremark Corporation and President of CVS Caremark Pharmacy Services from January 2010 through August 2012; President and Chief Executive Officer of Generation Health, Inc., a pharmacogenomics company, from November 2008 through December 2009.

Larry J. Merlo, age 58, President and Chief Executive Officer of CVS Caremark Corporation since March 2011; President and Chief Operating Officer of CVS Caremark Corporation from May 2010 through March 2011; President of CVS/pharmacy from January 2007 through August 2011; Executive Vice President of CVS Caremark Corporation from January 2007 through May 2010; also a director of CVS Caremark Corporation since May 2010.

Thomas M. Moriarty, age 50, Executive Vice President and General Counsel of CVS Caremark Corporation since October 2012; General Counsel of Celgene Corporation, a global biopharmaceutical company, from May 2012 through September 2012; General Counsel and Corporate Secretary of Medco Health Solutions, Inc. (“Medco”), a pharmacy benefit management company, from March 2008 through April 2012; also President of Global Pharmaceutical Strategies of Medco from March 2011 through April 2012; Senior Vice President, Pharmaceutical Strategies and Solutions of Medco from September 2007 through March 2011.

Jonathan C. Roberts, age 58, Executive Vice President of CVS Caremark Corporation and President of CVS Caremark Pharmacy Services since September 2012; Executive Vice President of CVS Caremark Corporation and Chief Operating

Officer of CVS Caremark Pharmacy Services from October 2010 through August 2011; Executive Vice President, Rx Purchasing, Pricing and Network Relations of CVS Caremark Corporation from January 2009 through October 2010; Senior Vice President and Chief Information Officer of CVS Caremark Corporation from May 2008 until January 2009, and of CVS Pharmacy, Inc. from January 2006 until January 2009.

Andrew J. Sussman, M.D., age 48, Senior Vice President and Associate Chief Medical Officer of CVS Caremark Corporation since March 2011 and President of MinuteClinic, L.L.C., the Company’s retail-based health clinic subsidiary, since September 2009; Executive Vice President and Chief Operating Officer of the University of Massachusetts Memorial Medical Center, the major teaching affiliate of UMass Medical School, from May 2004 through August 2009.

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

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2013	High	$56.07	$60.70	$62.36	$71.99	$71.99
	Low	$49.00	$53.94	$56.68	$56.32	$49.00
	Cash dividends per common share	$0.22500	$0.22500	$0.22500	$0.22500	$0.90000
2012	High	$45.88	$46.93	$48.69	$49.80	$49.80
	Low	$41.01	$43.08	$43.65	$44.33	$41.01
	Cash dividends per common share	$0.16250	$0.16250	$0.16250	$0.16250	$0.65000

CVS Caremark has paid cash dividends every quarter since becoming a public company. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company’s Board of Directors. As of February 4, 2014, there were 22,602 registered shareholders according to the records maintained by our transfer agent.

On December 17, 2013, the Company’s Board of Directors authorized a new share repurchase program for up to $6.0 billion of outstanding common stock (the “2013 Repurchase Program”). On September 19, 2012, the Company’s Board of Directors authorized a share repurchase program for up to $6.0 billion of outstanding common stock (the “2012 Repurchase Program”, and together with the 2013 Repurchase Program, “the Repurchase Programs”) The Repurchase Programs, which were effective immediately, permit the Company to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase transactions, and/or other derivative transactions. The Repurchase Programs may be modified or terminated by the Board of Directors at any time.

Pursuant to the authorization under the 2012 Repurchase Program, effective October 1, 2013, we entered into a $1.7 billion fixed dollar accelerated share repurchase (“ASR”) agreement with Barclays Bank PLC (“Barclays”). Upon payment of the $1.7 billion purchase price on October 1, 2013, we received a number of shares of our common stock equal to 50% of the $1.7 billion notional amount of the ASR agreement or approximately 14.9 million shares at a price of $56.88 per share. The Company received approximately 11.7 million shares of common stock on December 30, 2013 at an average price of $63.83 per share, representing the remaining 50% of the $1.7 billion notional amount of the ASR agreement and thereby concluding the agreement. The total of 26.6 million shares of common stock delivered to the Company by Barclays over the term of the October 2013 ASR agreement were placed into treasury stock.

During the year ended December 31, 2013, the Company repurchased an aggregate of 66.2 million shares of common stock for approximately $4.0 billion under the 2012 Repurchase Program. As of December 31, 2013, there remained an aggregate of approximately $6.7 billion available for future repurchases under the Repurchase Programs.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2013 through October 31, 2013	14,866,352	$56.88	14,866,352	$692,873,727
November 1, 2013 through November 30, 2013	—	$—	—	$692,873,727
December 1, 2013 through December 31, 2013	11,768,973	$63.83	11,768,973	$6,692,873,727
	26,635,325		26,635,325

Item 6. Selected Financial Data

The selected consolidated financial data of CVS Caremark Corporation as of and for the periods indicated in the five-year period ended December 31, 2013 have been derived from the consolidated financial statements of CVS Caremark Corporation. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and the audit reports of Ernst & Young LLP, which are incorporated elsewhere herein.

In millions, except per share amounts	2013	2012(4)	2011	2010	2009
Statement of operations data:
Net revenues	$126,761	$123,120	$107,080	$95,766	$98,144
Gross profit	23,783	22,488	20,562	20,215	20,348
Operating expenses	15,746	15,278	14,231	14,082	13,933
Operating profit	8,037	7,210	6,331	6,133	6,415
Interest expense, net	509	557	584	536	525
Loss on early extinguishment of debt	—	348	—	—	—
Income tax provision(1)	2,928	2,436	2,258	2,178	2,196
Income from continuing operations	4,600	3,869	3,489	3,419	3,694
Income (loss) from discontinued operations, net
of tax(2)	(8)	(7)	(31)	2	(4)
Net income	4,592	3,862	3,458	3,421	3,690
Net loss attributable to noncontrolling interest(3)	—	2	4	3	—
Net income attributable to CVS Caremark	$4,592	$3,864	$3,462	$3,424	$3,690
Per common share data:
Basic earnings per common share:
Income from continuing operations attributable to CVS Caremark	$3.78	$3.05	$2.61	$2.50	$2.58
Loss from discontinued operations attributable to CVS Caremark	$(0.01)	$(0.01)	$(0.02)	$—	$—
Net income attributable to CVS Caremark	$3.77	$3.04	$2.59	$2.50	$2.57
Diluted earnings per common share:
Income from continuing operations attributable to CVS Caremark	$3.75	$3.02	$2.59	$2.49	$2.55
Loss from discontinued operations attributable to CVS Caremark	$(0.01)	$(0.01)	$(0.02)	$—	$—
Net income attributable to CVS Caremark	$3.74	$3.02	$2.57	$2.49	$2.55
Cash dividends per common share	$0.900	$0.650	$0.500	$0.350	$0.305
Balance sheet and other data:
Total assets	$71,526	$66,221	$64,852	$62,457	$61,918
Long-term debt	$12,841	$9,133	$9,208	$8,652	$8,756
Total shareholders’ equity	$37,938	$37,653	$38,013	$37,661	$35,732
Number of stores (at end of year)	7,702	7,508	7,388	7,248	7,095

See Note 1 - Significant Accounting Policies (Revenue Recognition - Retail Pharmacy Segment) to the consolidated financial statements.

(1)
Income tax provision includes the effect of the following: (i) in 2010, the recognition of $47 million of previously unrecognized tax benefits, including interest, relating to the expiration of various statutes of limitation and settlements with tax authorities, and (ii) in 2009, the recognition of $167 million of previously unrecognized tax benefits, including interest, relating to the expiration of various statutes of limitation and settlements with tax authorities.

(2)
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

Below is a summary of the results of discontinued operations:

	Year Ended December 31,
In millions	2013	2012	2011	2010	2009
Income from operations of TheraCom	$—	$—	$18	$28	$13
Gain on disposal of TheraCom	—	—	53	—	—
Loss on disposal of Linens ‘n Things	(12)	(12)	(7)	(24)	(19)
Income tax benefit (provision)	4	5	(95)	(2)	2
Income (loss) from discontinued operations, net of tax	$(8)	$(7)	$(31)	$2	$(4)

(3)
Represents the minority shareholders’ portion of the net loss from our then-majority owned subsidiary, Generation Health, Inc., acquired in the fourth quarter of 2009. In June 2012, the Company acquired the remaining 40% interest in Generation Health, Inc. from minority shareholders and employee option holders.

(4)
Effective January 1, 2012, the Company changed its methods of accounting for prescription drug inventories in the Retail Pharmacy Segment. Additional details of the accounting change are discussed in Note 2 to the consolidated financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We refer you to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which includes our “Cautionary Statement Concerning Forward-Looking Statements” at the end of such section of our Annual Report to Stockholders for the year ended December 31, 2013, which section is incorporated by reference herein.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2013, the Company had no derivative financial instruments or derivative commodity instruments in place and believes that its exposure to market risk associated with other financial instruments, principally interest rate risk inherent in its debt portfolio, is not material.

Item 8. Financial Statements and Supplementary Data

We refer you to the “Consolidated Statements of Income,” “Consolidated Statements of Comprehensive Income,” “Consolidated Balance Sheets,” “Consolidated Statements of Shareholders’ Equity,” “Consolidated Statements of Cash Flows,” “Notes to Consolidated Financial Statements,” and “Report of Independent Registered Public Accounting Firm” of our Annual Report to Stockholders for the fiscal year ended December 31, 2013, which sections are incorporated by reference herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of December 31, 2013, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective at a reasonable assurance level and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Internal control over financial reporting: We refer you to “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” of our Annual Report to Stockholders for the fiscal year ended December 31, 2013, which are incorporated by reference herein, for Management’s report on the Registrant’s internal control over financial reporting and the Independent Registered Public Accounting Firm’s report with respect to the effectiveness of internal control over financial reporting.

Changes in internal control over financial reporting: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that occurred during the fourth quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

No events have occurred during the fourth quarter that would require disclosure under this item.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We refer you to our Proxy Statement for the 2014 Annual Meeting of Stockholders under the captions “Committees of the Board,” “Code of Conduct,” “Director Nominations,” “Audit Committee Report,” “Biographies of our Board Nominees,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which sections are incorporated by reference herein. Biographical information on our executive officers is contained in Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation

We refer you to our Proxy Statement for the 2014 Annual Meeting of Stockholders under the captions “Executive Compensation and Related Matters,” including “Compensation Discussion & Analysis” and “Management Planning and Development Committee Report,” which sections are incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We refer you to our Proxy Statement for the 2014 Annual Meeting of Stockholders under the captions “Share Ownership of Directors and Certain Executive Officers,” and “Share Ownership of Principal Stockholders” which sections are incorporated by reference herein, for information concerning security ownership of certain beneficial owners and management and related stockholder matters.

The following table summarizes information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2013.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (1)
Equity compensation plans approved by stockholders	34,738	$41.40	37,557
Equity compensation plans not approved by stockholders	—	—	—
Total	34,738	$41.40	37,557

(1)	Shares in thousands.

Item 13. Certain Relationships and Related Transactions and Director Independence

We refer you to our Proxy Statement for the 2014 Annual Meeting of Stockholders under the caption “Independence Determinations for Directors” and “Certain Transactions with Directors and Officers,” which sections are incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

We refer you to our Proxy Statement for the 2014 Annual Meeting of Stockholders under the caption “Item 2: Ratification of Appointment of Independent Registered Public Accounting Firm,” which section is incorporated by reference herein.

PART IV

Item 15. Exhibits and Financial Statement Schedules

A. Documents filed as part of this report:

1.                      Financial Statements:

The following financial statements are incorporated by reference from our Annual Report to Stockholders for the fiscal year ended December 31, 2013, as provided in Item 8 hereof:

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
2.1*
Agreement and Plan of Merger dated as of November 1, 2006 among, the Registrant, Caremark Rx, Inc. and Twain MergerSub Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement No. 333-139470 on Form S-4 filed December 19, 2006).

2.2*
Amendment No. 1 dated as of January 16, 2007 to the Agreement and Plan of Merger dated as of November 1, 2006 among the Registrant, Caremark Rx, Inc. and Twain Merger Sub Corp. (incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement No. 333-139470 on Form S-4/A filed January 16, 2007).

2.3*
Waiver Agreement dated as of January 16, 2007 between the Registrant and Caremark Rx, Inc. with respect to the Agreement and Plan Merger dated as of November 1, 2006 by and between Registrant and Caremark Rx, Inc (incorporated by reference to Exhibit 2.3 to the Registrant’s Registration Statement No. 333-139470 on Form S-4/A filed January 16, 2007).

2.4*
Amendment to Waiver Agreement, dated as of February 12, 2007, between Registrant and Caremark Rx, Inc. (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated February 13, 2007; Commission File No. 001-01011).

2.5*
Amendment to Waiver Agreement, dated as of March 8, 2007, between Registrant and Caremark Rx, Inc. (incorporated by reference to Exhibit 99.2 to the Registrants’ Current Report on Form 8-K dated March 8, 2007; Commission File No. 001-01011).

2.6*
Agreement and Plan of Merger dated as of August 12, 2008 among, the Registrant, Longs Drug Stores Corporation and Blue MergerSub Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated August 13, 2008; Commission File No. 001-01011).

3.1*
Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996; Commission File No. 001-01011).

3.1A*
Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective May 13, 1998 (incorporated by reference to Exhibit 4.1A to Registrant’s Registration Statement No. 333-52055 on Form S-3/A dated May 18, 1998).

3.1B*
Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated March 22, 2007; Commission File No. 001-01011).

3.1C*	Certificate of Merger dated May 9, 2007 (incorporated by reference to Exhibit 3.1C to Registrant’s Quarterly Report on Form 10-Q dated November 1, 2007; Commission File No. 001-01011).

3.1D*
Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated May 13, 2010; Commission File No. 001-01011).

3.1E*
Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report On Form 8-K dated May 10, 2012; Commission File No. 001-01011).

3.2*	By-laws of the Registrant, as amended and restated (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated January 9, 2014; Commission File No. 001-01011).

4
Pursuant to Regulation S-K, Item 601(b)(4)(iii)(A), no instrument which defines the rights of holders of long-term debt of the Registrant and its subsidiaries is filed with this report. The Registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

4.1*	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement of the Registrant on Form 8-B dated November 4, 1996; Commission File No. 001-01011).

10.1*
Stock Purchase Agreement dated as of October 14, 1995 between The TJX Companies, Inc. and Melville Corporation, as amended November 17, 1995 (incorporated by reference to Exhibits 2.1 and 2.2 to Melville’s Current Report on Form 8-K dated December 4, 1995; Commission File No. 001-01011).

10.2*
Stock Purchase Agreement dated as of March 25, 1996 between Melville Corporation and Consolidated Stores Corporation, as amended May 3, 1996 (incorporated by reference to Exhibits 2.1 and 2.2 to Melville’s Current Report on Form 8-K dated May 5, 1996; Commission File No. 001-01011).

10.3*
Distribution Agreement dated as of September 24, 1996 among Melville Corporation, Footstar, Inc. and Footstar Center, Inc. (incorporated by reference to Exhibit 99.1 to Melville’s Current Report on Form 8-K dated October 28, 1996; Commission File No. 001-01011).

10.4*
Tax Disaffiliation Agreement dated as of September 24, 1996 among Melville Corporation, Footstar, Inc. and certain subsidiaries named therein (incorporated by reference to Exhibit 99.2 to Melville’s Current Report on Form 8-K dated October 28, 1996; Commission File No. 001-01011).

10.5*
Stockholder Agreement dated as of December 2, 1996 between the Registrant, Nashua Hollis CVS, Inc. and Linens ‘n Things, Inc. (incorporated by reference to Exhibit 10(i)(6) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997; Commission File No. 001-01011).

10.6*
Tax Disaffiliation Agreement dated as of December 2, 1996 between the Registrant and Linens ‘n Things, Inc. and certain of their respective affiliates (incorporated by reference to Exhibit 10(i)(7) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997; Commission File No. 001-01011).

10.7*
Four Year Credit Agreement dated as of May 12, 2011 by and among the Registrant, the lenders party thereto, Barclays Capital and JP Morgan Chase Bank, N.A., as Co-Syndication Agents, Bank of America, N.A. and Wells Fargo Bank, N.A., as Co-Documentation Agents, and the Bank of New York Mellon, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011; Commission File No. 001-01011).

10.8*
Amendment No. 1, dated as of November 22, 2011, to the Credit Agreement dated as of May 12, 2011 by and among the Registrant, the Lenders party thereto, the Co-Syndication Agents and Co-Documentation Agents named therein, and The Bank of New York Mellon, as Administrative Agent (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011; Commission File No. 001-01011).

10.9*
Five Year Credit Agreement dated as of February 17, 2012, by and among the Registrant, the lenders party thereto, Barclays Capital and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, Bank of America, N.A. and Wells Fargo Bank, N.A., as Co-Documentation Agents, and The Bank of New York Mellon, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012 (Commission File No. 001-01011).

10.10*
Credit Agreement dated as of May 23, 2013, by and among the Registrant, the lenders party thereto, Barclays Bank PLC and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, Bank of America, N.A. and Wells Fargo Bank, N.A., as Co-Documentation Agents, and The Bank of New York Mellon, as Administrative Agent. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013 (Commission File No. 001-01011).

10.11*
Amendment No. 2, dated as of May 23, 2013, to the Credit Agreement dated as of May 12, 2011, by and among the Registrant, the lenders party thereto, Barclays Capital and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, Bank of America, N.A. and Wells Fargo Bank, N.A., as Co-Documentation Agents, and The Bank of America, N.A. and Wells Fargo Bank, N.A., as Co-Documentation Agents, and The Bank of Bank of New York Mellon, as Administrative Agent, as previously amended by Amendment No. 1, dated as of November 22, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013 (Commission File No. 001-01011).

10.12*
Supplemental Retirement Plan for Select Senior Management of CVS Caremark Corporation I as amended and restated in December 2008 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009; Commission File No. 001-01011).

10.13*
CVS Caremark Corporation 1996 Directors Stock Plan, as amended and restated November 5, 2002 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002; Commission File No. 001-01011).

10.14*
1997 Incentive Compensation Plan as amended through December 2008 (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009; Commission File No. 001-01011).

10.15*	Caremark Rx, Inc. 2004 Incentive Stock Plan (incorporated by reference to Exhibit 99.2 of the Registrant’s Registration Statement No. 333-141481 on Form S-8 filed March 22, 2007).

10.16*
CVS Caremark Deferred Stock Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009; Commission File No. 001-01011).

10.17	CVS Caremark Deferred Compensation Plan, as amended and restated.

10.18*
2010 Incentive Compensation Plan, as amended through January 15, 2013 (incorporated by reference to Exhibit 10.30 to the Registrant's Annual Report on Form10-K for the fiscal year ended December 31, 2012; Commission file No. 001-01011).

10.19*	2007 Employee Stock Purchase Plan (incorporated by reference to Exhibit D of the Registrant’s Definitive Proxy Statement filed April 4, 2007; Commission File No. 001-01011).

10.20	The Registrant’s 2013 Management Incentive Plan.

10.21	The Registrant’s 2013 Long-Term Incentive Plan.

10.22	The Registrant’s Partnership Equity Program amended as of August 2013.

10.23	The Registrant’s Severance Plan for Non-Store Employees amended as of April 2013.

10.24	The Registrant’s Performance-Based Restricted Stock Unit Plan amended as of April 2013.

10.25	Form of Enterprise Non-Competition, Non-Disclosure and Developments Agreement between the Registrant and certain of the Registrant’s executive officers.

10.26*
Universal 409A Definition Document dated December 31, 2008 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009; Commission File No. 001-01011).

10.27	Form of Non-Qualified Stock Option Agreement between the Registrant and selected employees of the Registrant.

10.28	Form of Restricted Stock Unit Agreement - Annual Grant - between the Registrant and selected employees of the Registrant.

10.29	Form of Performance-Based Restricted Stock Unit Agreement between the Registrant and selected employees of the Registrant.

10.30	Form of Partnership Equity Program Participant Purchased RSUs, Company Matching RSUs and Company Matching Options Agreement (Pre-Tax).

10.31	Form of Partnership Equity Program Participant Purchased RSUs, Company Matching RSUs and Company Matching Options Agreement (Post-Tax).

10.32*
Amended and Restated Employment Agreement dated as of December 22, 2008 between the Registrant and the Registrant’s President and Chief Executive Officer (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008; Commission File No. 001-01011).

10.33*
Amendment dated December 21, 2012 to the Amended and Restated Employment Agreement dated as of December 22, 2008 between the Registrant and the Registrant’s President and Chief Executive Officer (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012; Commission File No. 001-01011).

10.34	Form of Non-Qualified Stock Option Agreement between the Registrant and the Registrant’s President and Chief Executive Officer.

10.35	Form of Restricted Stock Unit Agreement between the Registrant and the Registrant’s President and Chief Executive Officer.

10.36*
Change in Control Agreement dated December 22, 2008 between the Registrant and the Registrant’s Executive Vice President and Chief Financial Officer (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010; Commission File No. 001-01011).

10.37*
Amendment dated as of December 31, 2012 to the Change in Control Agreement dated December 22, 2008 between the Registrant and the Registrant’s Executive Vice President and Chief Financial Officer (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012; Commission File No. 001-01011).

10.38*
Change in Control Agreement dated December 22, 2008 between the Registrant and the Registrant’s Executive Vice President and President of CVS Caremark Pharmacy Services (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012; Commission File No. 001-01011).

10.39*
Amendment dated as of December 31, 2012 to the Change in Control Agreement dated December 22, 2008 between the Registrant and the Registrant’s Executive Vice President and President of CVS Caremark Pharmacy Services; incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (Commission File No. 001-01011).

10.40*
Letter Agreement dated August 5, 2011 between the Registrant and the Registrant’s former Executive Vice President and President - CVS/pharmacy (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011; Commission File No. 001-01011).

10.41*
Change in Control Agreement dated September 1, 2011 between the Registrant and the Registrant’s former Executive Vice President and President - CVS/pharmacy (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011; Commission File No. 001-01011).

10.42	Separation Agreement between the Registrant and the Registrant’s former Executive Vice President and President - CVS/pharmacy dated December 10, 2013.

10.43	Change in Control Agreement dated December 1, 2008 between the Registrant and the Registrant’s Former Executive Vice President and Chief Medical Officer.

13	Portions of the 2013 Annual Report to Stockholders of CVS Caremark Corporation, which are specifically designated in this Form 10-K as being incorporated by reference.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the CVS Caremark Corporation Annual Report on Form 10-K for the year ended December 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CVS CAREMARK CORPORATION

Date: February 10, 2014	By:	/s/ DAVID M. DENTON
David M. Denton
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ C. DAVID BROWN II	Director	February 10, 2014
C. David Brown II

/s/ EVA C. BORATTO	Senior Vice President — Finance and Controller (Principal Accounting Officer)	February 10, 2014
Eva C. Boratto

/s/ DAVID M. DENTON	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 10, 2014
David M. Denton

/s/ NANCY-ANN M. DEPARLE	Director	February 10, 2014
Nancy-Ann M. DeParle

/s/ DAVID W. DORMAN	Chairman of the Board and Director	February 10, 2014
David W. Dorman

/s/ ANNE M. FINUCANE	Director	February 10, 2014
Anne M. Finucane

/s/ LARRY J. MERLO	President and Chief Executive Officer (Principal Executive Officer) and Director	February 10, 2014
Larry J. Merlo

/s/ JEAN-PIERRE MILLON	Director	February 10, 2014
Jean-Pierre Millon

/s/ RICHARD J. SWIFT	Director	February 10, 2014
Richard J. Swift

/s/ WILLIAM C. WELDON	Director	February 10, 2014
William C. Weldon

/s/ TONY L. WHITE	Director	February 10, 2014
Tony L. White