Form 10-Q
period 2014-03-31
CVS CAREMARK CORP
filed 2014-05-02
CIK 64803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014

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

Common Stock, $0.01 par value, issued and outstanding at April 25, 2014:

1,169,230,063 shares

Part I	Item 1

CVS Caremark Corporation
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
In millions, except per share amounts	2014	2013

Net revenues	$32,689	$30,751
Cost of revenues	26,747	25,174
Gross profit	5,942	5,577
Operating expenses	3,918	3,883
Operating profit	2,024	1,694
Interest expense, net	158	126
Income before income tax provision	1,866	1,568
Income tax provision	737	614
Net income	$1,129	$954

Net income per share:
Basic	$0.96	$0.77
Diluted	$0.95	$0.77
Weighted averages shares outstanding:
Basic	1,180	1,232
Diluted	1,190	1,241
Dividends declared per share	$0.275	$0.225

See accompanying notes to condensed consolidated financial statements.

CVS Caremark Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
In millions	2014	2013

Net income	$1,129	$954
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	9	(2)
Cash flow hedges, net of tax	1	1
Total other comprehensive income (loss)	10	(1)
Comprehensive income	$1,139	$953

See accompanying notes to condensed consolidated financial statements.

CVS Caremark Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

In millions, except per share amounts	March 31, 2014	December 31, 2013

Assets:
Cash and cash equivalents	$2,766	$4,089
Short-term investments	82	88
Accounts receivable, net	9,086	8,729
Inventories	11,188	11,045
Deferred income taxes	929	902
Other current assets	409	472
Total current assets	24,460	25,325
Property and equipment, net	8,676	8,615
Goodwill	28,139	26,542
Intangible assets, net	9,986	9,529
Other assets	1,561	1,515
Total assets	$72,822	$71,526

Liabilities:
Accounts payable	$5,638	$5,548
Claims and discounts payable	4,878	4,548
Accrued expenses	5,132	4,768
Current portion of long-term debt	565	561
Total current liabilities	16,213	15,425
Long-term debt	12,845	12,841
Deferred income taxes	4,053	3,901
Other long-term liabilities	1,499	1,421
Commitments and contingencies (Note 9)	—	—

Shareholders’ equity:
CVS Caremark shareholders' equity:
Preferred stock, par value $0.01: 0.1 share authorized; none issued or outstanding	—	—
Common stock, par value $0.01: 3,200 shares authorized; 1,684 shares issued and 1,173 shares outstanding at March 31, 2014 and 1,680 shares issued and 1,180 shares
outstanding at December 31, 2013	17	17
Treasury stock, at cost: 510 shares at March 31, 2014 and 500 shares at December 31,
2013	(20,919)	(20,169)
Shares held in trust: 1 share at March 31, 2014 and December 31, 2013	(31)	(31)
Capital surplus	29,985	29,777
Retained earnings	29,297	28,493
Accumulated other comprehensive loss	(139)	(149)
Total CVS Caremark shareholders' equity	38,210	37,938
Noncontrolling interest	2	—
Total shareholders’ equity	38,212	37,938
Total liabilities and shareholders’ equity	$72,822	$71,526

See accompanying notes to condensed consolidated financial statements.

CVS Caremark Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
In millions	2014	2013
Cash flows from operating activities:
Cash receipts from customers	$30,505	$28,018
Cash paid for inventory and prescriptions dispensed by retail network pharmacies	(23,966)	(22,270)
Cash paid to other suppliers and employees	(4,196)	(3,889)
Interest received	3	1
Interest paid	(104)	(104)
Income taxes paid	(70)	(116)
Net cash provided by operating activities	2,172	1,640

Cash flows from investing activities:
Purchases of property and equipment	(388)	(318)
Proceeds from sale-leaseback transactions	5	—
Proceeds from sale of property and equipment	5	5
Acquisitions (net of cash acquired) and other investments	(2,194)	(254)
Purchase of available-for-sale investments	(43)	—
Sales/maturities of available-for-sale investments	55	—
Net cash used in investing activities	(2,560)	(567)

Cash flows from financing activities:
Decrease in short-term debt	—	(390)
Dividends paid	(325)	(277)
Proceeds from exercise of stock options	154	150
Excess tax benefits from stock-based compensation	37	13
Repurchase of common stock	(801)	(393)
Net cash used in financing activities	(935)	(897)
Net increase (decrease) in cash and cash equivalents	(1,323)	176
Cash and cash equivalents at beginning of period	4,089	1,375
Cash and cash equivalents at end of period	$2,766	$1,551

Reconciliation of net income to net cash provided by operating activities:
Net income	$1,129	$954
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	477	502
Stock-based compensation	35	34
Deferred income taxes and other noncash items	16	66
Change in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(139)	(113)
Inventories	(64)	186
Other current assets	70	238
Other assets	(39)	(135)
Accounts payable and claims and discounts payable	339	(230)
Accrued expenses	362	114
Other long-term liabilities	(14)	24
Net cash provided by operating activities	$2,172	$1,640

See accompanying notes to condensed consolidated financial statements.

CVS Caremark Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CVS Caremark Corporation and its majority-owned subsidiaries (“CVS Caremark” or the “Company”) have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. In accordance with such rules and regulations, certain information and accompanying note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in Exhibit 13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”).

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

As of March 31, 2014, the carrying value of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximated their fair value due to the short-term nature of these financial instruments. The Company invests in money market funds, commercial paper and time deposits that are classified as cash and cash equivalents within the accompanying condensed consolidated balance sheets, as these funds are highly liquid and readily convertible to known amounts of cash. These investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company’s short-term investments consist of certificates of deposit with initial maturities of greater than three months when purchased. These investments, which are classified within Level 1 of the fair value hierarchy, are carried at fair value, which approximated historical cost at March 31, 2014. The carrying amount and estimated fair value of the Company’s total long-term debt was $13.4 billion and $14.5 billion, respectively, as of March 31, 2014. The fair value of the Company’s long-term debt was estimated based on quoted prices currently offered in active markets for the Company’s debt, which is considered Level 1 of the fair value hierarchy.

Related Party Transactions

The Company has an equity method investment in SureScripts, LLC ("SureScripts"), which operates a clinical health information network. The Pharmacy Services and Retail Pharmacy segments utilize this clinical health information network in providing services to client plan members and retail customers. The Company expensed fees of approximately $16 million and $14 million in the three months ended March 31, 2014 and 2013, respectively, for the use of this network.

The Company's investment in and equity in earnings in SureScripts for all periods presented is immaterial.

Note 2 – Acquisition

On January 16, 2014, the Company acquired 100 percent of the voting interests of Coram LLC ("Coram"), the specialty infusion services and enteral nutrition business unit of Apria Healthcare Group Inc. for cash consideration of approximately $2.1 billion, plus contingent consideration of approximately $0.1 billion. The purchase price is also subject to a working capital adjustment. Coram is one of the nation's largest providers of comprehensive infusion services, caring for approximately 165,000 patients annually. Coram has approximately 4,600 employees, including approximately 600 nurses and 250 dietitians, operating primarily through 84 branch locations and six centers of excellence for patient intake.

The contingent consideration is based on the Company’s future realization of Coram’s tax net operating loss carryforwards (“NOLs”) as of the date of the acquisition. The Company will pay the seller the first $60 million in tax savings realized from the future utilization of the Coram NOLs, plus 50% of any additional future tax savings from the remaining NOLs. The estimated fair value of the approximately $0.1 billion contingent consideration liability associated with the future realization of the Coram NOLs was estimated by discounting, to present value, the contingent payments expected to be made based on the Company’s estimate of the amount and timing of Coram NOLs that will ultimately be realized.

The fair value of assets acquired and liabilities assumed were approximately $2.5 billion and $0.3 billion, respectively, which included accounts receivable of approximately $0.2 billion, identifiable finite-lived intangible assets of approximately $0.5 billion and goodwill of approximately $1.6 billion which is nondeductible for income tax purposes. The goodwill represents future economic benefits expected to arise from the Company's expanded presence in the specialty pharmaceuticals market, the assembled workforce acquired, and the expected synergies from combining operations with Coram. The assessment of fair value is preliminary and is based on information that was available to management at the time the condensed consolidated financial statements were prepared. Accordingly, such amounts may change. The most significant open items include the working capital adjustment, the accounting for deferred income taxes including the acquired NOLs, and the accounting for the related contingent consideration liability. The Company has requested additional information from the seller with respect to certain acquired tax attributes and uncertain tax positions and is awaiting the completion of a third party study to quantify the Company's annual NOL usage limitation.

Coram’s results of operations are included in the Company’s Pharmacy Services Segment beginning on January 16, 2014. Pro forma information for this acquisition is not presented as Coram’s results are immaterial to the Company’s condensed consolidated financial statements. During the three months ended March 31, 2014, acquisition costs of $14 million were expensed as incurred within operating expenses.

Note 3 – Goodwill

Below is a summary of the changes in the carrying amount of goodwill by segment for the three months ended March 31, 2014:

In millions	Pharmacy Services	Retail Pharmacy	Total
Balance, December 31, 2013	$19,658	$6,884	$26,542
Acquisition	1,593	—	1,593
Foreign currency translation adjustments	—	5	5
Other (1)	(1)	—	(1)
Balance, March 31, 2014	$21,250	$6,889	$28,139

(1) "Other" represents immaterial purchase accounting adjustments for acquisitions.

Note 4 – Share Repurchase Program

On December 17, 2013, the Company's Board of Directors authorized a new share repurchase program for up to $6.0 billion of outstanding common stock (the "2013 Repurchase Program"). On September 19, 2012, the Company’s Board of Directors authorized a share repurchase program for up to $6.0 billion of outstanding common stock (the “2012 Repurchase Program”). The share repurchase authorizations, each of which was effective immediately, permitted the Company to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase transactions, and/or other derivative transactions. The 2013 and 2012 Repurchase Programs may be modified or terminated by the Board of Directors at any time.

During the three months ended March 31, 2014, the Company repurchased an aggregate of approximately 11.0 million shares of common stock for approximately $0.8 billion pursuant to the 2013 and 2012 Repurchase Programs. As of March 31, 2014, approximately $5.9 billion remained available for future repurchases under the 2013 Repurchase Program and the 2012 Repurchase Program was complete.

Note 5 – Accumulated Other Comprehensive Income

Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments, unrealized losses on derivatives from cash flow hedges executed in previous years associated with the issuance of long-term debt, and changes in the net actuarial gains and losses associated with pension and other postretirement benefit plans. The following table summarizes the activity within the components of accumulated other comprehensive income.

Changes in accumulated other comprehensive income (loss) by component are shown below(1):

	Three Months Ended March 31, 2014
In millions	Foreign Currency	Losses on Cash Flow Hedges	Pension and Other Postretirement Benefits	Total
Balance, December 31, 2013	$(30)	$(13)	$(106)	$(149)
Other comprehensive income before reclassifications	9	—	—	9
Amounts reclassified from accumulated other comprehensive income (2)	—	1	—	1
Other comprehensive income	9	1	—	10
Balance, March 31, 2014	$(21)	$(12)	$(106)	$(139)

	Three Months Ended March 31, 2013
In millions	Foreign Currency	Losses on Cash Flow Hedges	Pension and Other Postretirement Benefits	Total
Balance, December 31, 2012	$—	$(16)	$(165)	$(181)
Other comprehensive income (loss) before reclassifications	(2)	—	—	(2)
Amounts reclassified from accumulated other comprehensive income (2)	—	1	—	1
Other comprehensive income (loss)	(2)	1	—	(1)
Balance, March 31, 2013	$(2)	$(15)	$(165)	$(182)

(1) All amounts are net of tax.
(2) The amounts reclassified from accumulated other comprehensive income for cash flow hedges are recorded within interest expense, net on the condensed consolidated statement of income. The amounts reclassified from accumulated other comprehensive income for pension and other postretirement benefits are included in operating expenses on the condensed consolidated statement of income.

Note 6 – Interest Expense

The following are the components of net interest expense:

	Three Months Ended March 31,
In millions	2014	2013
Interest expense	$161	$127
Interest income	(3)	(1)
Interest expense, net	$158	$126

Note 7 – Earnings Per Share

Basic earnings per share is computed by dividing: (i) net income by (ii) the weighted average number of shares outstanding in the period (the “Basic Shares”).

Diluted earnings per share is computed by dividing: (i) net income by (ii) Basic Shares plus the additional shares that would be issued assuming that all dilutive stock awards are exercised. Options to purchase approximately 0.1 million and 8.1 million shares of common stock were outstanding, but were not included in the calculation of diluted earnings per share for the three months ended March 31, 2014 and 2013, respectively, because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

The following is a reconciliation of basic and diluted earnings per share for the respective periods:

	Three Months Ended March 31,
In millions, except per share amounts	2014	2013
Numerator for earnings per share calculations:
Net income	$1,129	$954

Denominators for earnings per share calculations:
Weighted average shares, basic	1,180	1,232
Effect of dilutive securities:
Stock options	8	7
Restricted stock units	2	2
Weighted average shares, diluted	1,190	1,241
Net income per share:
Basic	$0.96	$0.77
Diluted	$0.95	$0.77

Note 8 – Segment Reporting

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

The Pharmacy Services Segment provides a full range of pharmacy benefit management (“PBM”) services including mail service dispensing pharmacies, specialty pharmacy and infusion services, plan design and administration, formulary management, discounted drug purchase arrangements, Medicare Part D services, retail pharmacy network management services, prescription management systems, clinical services and disease management services. The Company’s customers are primarily employers, insurance companies, unions, government employee groups, managed care organizations and other sponsors of health benefit plans and individuals throughout the United States. In addition, through the Company’s SilverScript® Insurance Company subsidiary, the Company is a national provider of drug benefits to eligible beneficiaries under the Federal Government’s Medicare Part D program. The Pharmacy Services business operates under the CVS Caremark® Pharmacy Services, Caremark®, CVS Caremark®, CarePlus CVS/pharmacy®, RxAmerica®, Accordant®, SilverScript®, Novologix® and Coram® names. As of March 31, 2014, the Pharmacy Services Segment operated 24 retail specialty pharmacy stores, 11 specialty mail order pharmacies, four mail service dispensing pharmacies, and 84 branches and six centers of excellence for infusion and enteral services located in 40 states, Puerto Rico and the District of Columbia.

The Retail Pharmacy Segment sells prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, photo finishing, seasonal merchandise, greeting cards and convenience foods through the Company’s CVS/pharmacy®, CVS®, Longs Drugs® and Drogaria Onofre® retail stores and online through CVS.com® and Onofre.com.br. As of March 31, 2014, the Retail Pharmacy Segment included 7,675 retail drugstores (of which 7,615 operated a pharmacy), 17 onsite pharmacies, 828 retail health care clinics, and the online retail websites, CVS.com and Onofre.com.br. The retail drugstores are located in 43 states, the District of Columbia, Puerto Rico and Brazil. The retail health care clinics operate under the MinuteClinic® name, and 820 are located within CVS/pharmacy stores. MinuteClinics utilize nationally-recognized medical protocols to diagnose and treat minor health conditions, perform health screenings, monitor chronic conditions and deliver vaccinations. The clinics are staffed by board-certified nurse practitioners and physician assistants who provide access to affordable care without appointment.

The Corporate Segment provides management and administrative services to support the Company. The Corporate Segment consists of certain aspects of executive management, corporate relations, legal, compliance, human resources, corporate information technology and finance departments.

In millions	Pharmacy Services Segment(1)	Retail Pharmacy Segment	Corporate Segment	Intersegment Eliminations(2)	Consolidated Totals
Three Months Ended
March 31, 2014:
Net revenues	$20,195	$16,480	$—	$(3,986)	$32,689
Gross profit	934	5,184	—	(176)	5,942
Operating profit (loss)	640	1,750	(190)	(176)	2,024
March 31, 2013:
Net revenues	18,311	16,039	—	(3,599)	30,751
Gross profit	768	4,947	—	(138)	5,577
Operating profit (loss)	499	1,532	(199)	(138)	1,694
Total assets:
March 31, 2014	40,365	30,960	2,480	(983)	72,822
December 31, 2013	38,343	30,191	4,420	(1,428)	71,526
Goodwill:
March 31, 2014	21,250	6,889	—	—	28,139
December 31, 2013	19,658	6,884	—	—	26,542

(1)          Net revenues of the Pharmacy Services Segment include approximately $2.2 billion of retail co-payments for both of the three months ended March 31, 2014 and 2013.
(2)        Intersegment eliminations relate to two types of transactions: (i) Intersegment revenues that occur when Pharmacy Services Segment customers use Retail Pharmacy Segment stores to purchase covered products. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue on a stand-alone basis, and (ii) Intersegment revenues, gross profit and operating profit that occur when Pharmacy Services Segment customers, through the Company’s intersegment activities (such as the Maintenance Choice® program), elect to pick-up their maintenance prescriptions at Retail Pharmacy Segment stores instead of receiving them through the mail. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue, gross profit and operating profit on a standalone basis. The following amounts are eliminated in consolidation in connection with the item (ii) intersegment activity above: net revenues of $1.1 billion and $939 million for the three months ended March 31, 2014 and 2013, respectively; and gross profit and operating profit of $176 million and $138 million for the three months ended March 31, 2014 and 2013, respectively.

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

As of March 31, 2014, the Company guaranteed approximately 72 such store leases (excluding the lease guarantees related to Linens ‘n Things, which have been recorded as a liability on the condensed consolidated balance sheet), with the maximum remaining lease term extending through 2026. Management believes the ultimate disposition of any of the remaining guarantees will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or future cash flows.

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

The Company’s contingencies are subject to significant uncertainties, including, among other factors: (i) the procedural status of pending matters; (ii) whether class action status is sought and certified; (iii) whether asserted claims or allegations will survive dispositive motion practice; (iv) the extent of potential damages, fines or penalties, which are often unspecified or indeterminate; (v) the impact of discovery on the legal process; (vi) whether novel or unsettled legal theories are at issue; (vii) the settlement posture of the parties, and/or (viii) in the case of certain government agency investigations, whether a sealed qui tam lawsuit (“whistleblower” action) has been filed and whether the government agency makes a decision to intervene in the lawsuit following investigation.

Except as otherwise noted, the Company cannot predict with certainty the timing or outcome of the legal matters described below, and is unable to reasonably estimate a possible loss or range of possible loss in excess of amounts already accrued for these matters.

In December 2007, the Company received a document subpoena from the Office of Inspector General (“OIG”) within the U.S. Department of Health and Human Services (“HHS”), requesting information relating to the processing of Medicaid and certain other government agency claims on behalf of its clients (which allegedly resulted in underpayments from our pharmacy benefit management clients to the applicable government agencies) on one of the Company's adjudication platforms. The Company has provided documents and other information in response to this request for information. The Company has been conducting discussions with the United States Department of Justice (“DOJ”) and the OIG regarding a possible settlement of this matter.

Caremark (the term “Caremark” being used herein to generally refer to any one or more pharmacy benefit management subsidiaries of the Company, as applicable) was named in a putative class action lawsuit filed in October 2003 in Alabama state court by John Lauriello, purportedly on behalf of participants in the 1999 settlement of various securities class action and derivative lawsuits against Caremark and others. Other defendants include insurance companies that provided coverage to Caremark with respect to the settled lawsuits. The Lauriello lawsuit seeks approximately $3.2 billion in compensatory damages plus other non-specified damages based on allegations that the amount of insurance coverage available for the settled lawsuits was misrepresented and suppressed. A similar lawsuit was filed in November 2003 by Frank McArthur, also in Alabama state court, naming as defendants Caremark, several insurance companies, attorneys and law firms involved in the 1999 settlement. This lawsuit was stayed as a later-filed class action, but McArthur was subsequently allowed to intervene in the Lauriello action. Following the close of class discovery, the trial court entered an Order on August 15, 2012 that granted the plaintiffs’ motion to certify a class pursuant to Alabama Rules of Civil Procedure 23(b)(3) but denied their request that the class also be certified pursuant to Rule 23(b)(1). In addition, the August 15, 2012 Order appointed class representatives and class counsel. The defendants' appeal and plaintiffs' cross-appeal are pending before the Alabama Supreme Court. The proceedings in the trial court are stayed by statute pending a decision on the appeal and cross-appeal by the Alabama Supreme Court.

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

In November 2009, a securities class action lawsuit was filed in the United States District Court for the District of Rhode Island purportedly on behalf of purchasers of CVS Caremark Corporation stock between May 5, 2009 and November 4, 2009. Plaintiffs subsequently amended the lawsuit to allege a class period beginning October 30, 2008. The lawsuit names the Company and certain officers as defendants and includes allegations of securities fraud relating to public disclosures made by the Company concerning the PBM business and allegations of insider trading. In addition, a shareholder derivative lawsuit was filed in December 2009 in the same court against the directors and certain officers of the Company. This lawsuit, which was stayed pending developments in the related securities class action, includes allegations of, among other things, securities fraud, insider trading and breach of fiduciary duties and further alleges that the Company was damaged by the purchase of stock at allegedly inflated prices under its share repurchase program. In January 2011, both lawsuits were transferred to the United States District Court for the District of New Hampshire. In June 2012, the court granted the Company’s motion to dismiss the securities class action. The plaintiffs subsequently appealed the court’s ruling on the motion to dismiss. In May 2013, the First Circuit Court of Appeals vacated the prior ruling and remanded the case to the district court for further proceedings. In December 2013, the district court denied the Company’s renewed motion to dismiss the lawsuit. The derivative lawsuit is presently stayed pending further developments in the class action.

In March 2010, the Company learned that various State Attorneys General offices and certain other government agencies were conducting a multi-state investigation of certain of the Company’s business practices similar to those being investigated at that time by the U.S. Federal Trade Commission (“FTC”). Twenty-eight states, the District of Columbia and the County of Los Angeles are known to be participating in this investigation. The prior FTC investigation, which commenced in August 2009, was officially concluded in May 2012 when the consent order entered into between the FTC and the Company became final. The Company has cooperated in the multi-state investigation.

In March 2010, the Company received a subpoena from the OIG requesting information about programs under which the Company has offered customers remuneration conditioned upon the transfer of prescriptions for drugs or medications to the Company’s pharmacies in the form of gift cards, cash, non-prescription merchandise or discounts or coupons for non-prescription merchandise. The subpoena relates to an investigation of possible false or otherwise improper claims for payment under the Medicare and Medicaid programs. The Company has provided documents and other information in response to this request for information.

The Company received a subpoena from the U.S. Securities and Exchange Commission (“SEC”) in February 2011 and subsequently received additional subpoenas and other requests for information. The SEC's requests related to, among other things, public disclosures made by the Company during 2009, transactions in the Company’s securities by certain officers and employees of the Company during 2009 and the purchase accounting for the Longs Drug Stores acquisition. The Company has cooperated with the SEC and in April 2014 reached a final agreement with the SEC to settle certain allegations that, during the third and fourth quarters of 2009, the Company violated certain provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934, including certain anti-fraud provisions of those statutes. The agreement has been entered into by the Company on a “no admit or deny” basis, and the Company is not required to restate its financial statements for any reporting period. The settlement has been approved and entered by the federal court and the matter is now fully concluded. The Company paid a $20 million civil penalty in April 2014, which was fully reserved in the Company’s condensed consolidated financial statements as of March 31, 2014.

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

In March 2014, the Company received a subpoena from the United States Attorney’s Office for the District of Rhode Island, requesting documents and information concerning bona fide service fees and rebates received from certain pharmaceutical manufacturers in connection with certain drugs utilized under Part D of the Medicare Program. The Company has been cooperating with the government and collecting documents in response to the subpoena.

On October 12, 2012, the Drug Enforcement Agency (“DEA”) Administrator published its Final Decision and Order revoking the DEA license registrations for dispensing controlled substances at two of our retail pharmacy stores in Sanford, Florida. The license revocations for the two stores formally became effective on November 13, 2012. The pharmacies had voluntarily suspended dispensing controlled substances since April 2012, and have continued operating in that manner in compliance with the DEA Order. The Company has entered into discussions with the U.S. Attorney’s Office for the Middle District of Florida concerning civil penalties for violations of the Controlled

Substances Act arising from the circumstances underlying the action taken against the two Sanford, Florida stores. The Company is also undergoing several audits by the DEA and is in discussions with the DEA and the U.S. Attorney’s Office in several locations. Whether agreements can be reached and on what terms is uncertain.

The Company is also a party to other legal proceedings, government investigations, inquiries and audits arising in the normal course of its business, none of which is expected to be material to the Company. The Company can give no assurance, however, that its business, financial condition and results of operations will not be materially adversely affected, or that the Company will not be required to materially change its business practices, based on: (i) future enactment of new health care or other laws or regulations; (ii) the interpretation or application of existing laws or regulations as they may relate to the Company's business, the pharmacy services, retail pharmacy or retail clinic industries or to the health care industry generally; (iii) pending or future federal or state governmental investigations of the Company’s business or the pharmacy services, retail pharmacy or retail clinic industry or of the health care industry generally; (iv) pending or future government enforcement actions against the Company; (v) adverse developments in any pending qui tam lawsuit against the Company, whether sealed or unsealed, or in any future qui tam lawsuit that may be filed against the Company; or (vi) adverse developments in pending or future legal proceedings against the Company or affecting the pharmacy services, retail pharmacy or retail clinic industry or the health care industry generally.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
CVS Caremark Corporation

We have reviewed the condensed consolidated balance sheet of CVS Caremark Corporation (the Company) as of March 31, 2014, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2014 and 2013. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CVS Caremark Corporation as of December 31, 2013, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the year then ended not presented herein and we expressed an unqualified audit opinion on those consolidated financial statements and included an explanatory paragraph for the Company's election to change its methods of accounting for prescription drug inventories in the Retail Pharmacy Segment effective January 1, 2012 in our report dated February 10, 2014. In our opinion, the accompanying condensed consolidated balance sheet of CVS Caremark Corporation as of December 31, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

May 2, 2014
Boston, Massachusetts

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of Our Business

CVS Caremark Corporation (“CVS Caremark”, the “Company”, “we”, "our" or “us”), together with its subsidiaries, is the largest integrated pharmacy health care provider in the United States. We are uniquely positioned to deliver significant benefits to health plan sponsors through effective cost management solutions and innovative programs that engage plan members and promote healthier and more cost-effective behaviors. Our integrated pharmacy services model enhances our ability to offer plan members and consumers expanded choice, greater access and more personalized services to help them on their path to better health. We effectively manage pharmaceutical costs and improve health care outcomes through our pharmacy benefit management, mail service dispensing pharmacy and specialty pharmacy division, CVS Caremark® Pharmacy Services (“Caremark”); our more than 7,600 CVS/pharmacy® and Drogaria Onofre® retail stores; our retail-based health clinic subsidiary, MinuteClinic®; and our online retail pharmacies, CVS.com® and Onofre.com.br.

We currently have three reportable segments: Pharmacy Services, Retail Pharmacy and Corporate.

Pharmacy Services Segment

Our Pharmacy Services Segment provides a full range of PBM services, including mail service dispensing pharmacy, specialty pharmacy and infusion services, plan design and administration, formulary management, discounted drug purchase arrangements, Medicare Part D services, retail pharmacy network management services, prescription management systems, clinical services and disease management services. Our clients are primarily employers, insurance companies, unions, government employee groups, managed care organizations and other sponsors of health benefit plans and individuals throughout the United States. As a pharmacy benefits manager, we manage the dispensing of pharmaceuticals through our mail service dispensing pharmacies and national network of more than 68,000 retail pharmacies, consisting of over 41,000 chain pharmacies (which includes our CVS/pharmacy stores) and approximately 27,000 independent pharmacies, to eligible members in the benefit plans maintained by our clients and utilize our information systems to perform, among other things, safety checks, drug interaction screenings and brand to generic substitutions.

Our specialty pharmacies support individuals that require complex and expensive drug therapies. Our specialty pharmacy business includes mail order and retail specialty pharmacies that operate under the CVS Caremark® and CarePlus CVS/pharmacy® names. The Pharmacy Services Segment also provides health management programs, which include integrated condition management program for 17 rare conditions, through our Accordant® rare disease management offering. In addition, through our SilverScript® Insurance Company subsidiary, we are a national provider of drug benefits to eligible beneficiaries under the Federal Government’s Medicare Part D program. The Pharmacy Services Segment operates under the CVS Caremark® Pharmacy Services, Caremark®, CVS Caremark®, CarePlus CVS/pharmacy®, RxAmerica®, Accordant®, SilverScript®, Novologix® and Coram® names. As of March 31, 2014, the Pharmacy Services Segment operated 24 retail specialty pharmacy stores, 11 specialty mail order pharmacies, four mail service dispensing pharmacies, and 84 branches and six centers of excellence for infusion and enteral services located in 40 states, Puerto Rico and the District of Columbia.

Retail Pharmacy Segment

Our Retail Pharmacy Segment sells prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, photo finishing, seasonal merchandise, greeting cards and convenience foods through our CVS/pharmacy, CVS®, Longs Drugs®, and Drogaria Onofre® retail stores and online through CVS.com and Onofre.com.br. Our Retail Pharmacy Segment derives the majority of its revenues through the sale of prescription drugs, which are dispensed by our more than 23,500 retail pharmacists. Our Retail Pharmacy Segment also provides health care services through our MinuteClinic health care clinics. MinuteClinics are staffed by nurse practitioners and physician assistants who utilize nationally recognized protocols to diagnose and treat minor health conditions, perform health screenings, monitor chronic conditions, and deliver vaccinations. As of March 31, 2014, our Retail Pharmacy Segment included 7,675 retail drugstores (of which 7,615 operated a pharmacy) located in 43 states, the District of Columbia, Puerto Rico and Brazil operating primarily under the CVS/pharmacy®, CVS®, Longs Drugs®, or Drogaria Onofre® names, 17 onsite pharmacies, 828 retail health care clinics operating under the MinuteClinic® name (of which 820 were located in CVS/pharmacy stores), and our online retail websites, CVS.com and Onofre.com.br.

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

Results of Operations

The following discussion explains the material changes in our results of operations for the three months ended March 31, 2014 and 2013, and the significant developments affecting our financial condition since December 31, 2013. We strongly recommend that you read our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”) along with this report.

Summary of the Condensed Consolidated Financial Results:

	Three Months Ended March 31,
In millions	2014	2013

Net revenues	$32,689	$30,751
Cost of revenues	26,747	25,174
Gross profit	5,942	5,577
Operating expenses	3,918	3,883
Operating profit	2,024	1,694
Interest expense, net	158	126
Income before income tax provision	1,866	1,568
Income tax provision	737	614
Net income	$1,129	$954

Net Revenues

Net revenues increased approximately $1.9 billion, or 6.3%, in the three months ended March 31, 2014, as compared to the prior year. The increase in the Pharmacy Services Segment was primarily driven by growth in our specialty pharmacy business, including the acquisition of Coram, as well as drug cost inflation, new clients and new products. The increase in the Retail Pharmacy Segment was primarily due to an increase in pharmacy same store sales and revenue from new stores. Net revenues in both periods were negatively impacted by increased generic sales and generic dispensing rates for both the Pharmacy Services and Retail Pharmacy segments. However, the impact in the three months ended March 31, 2014 was lower than in prior year due to a slow down in significant generic drug introductions. Generic prescription drugs typically have a lower selling price than brand name prescription drugs.

Please see the section entitled “Segment Analysis” below for additional information regarding net revenues.

Gross Profit

Gross profit dollars increased $365 million in the three months ended March 31, 2014, as compared to the prior year. Gross profit as a percentage of net revenues increased approximately 5 basis points to 18.2% in the three months ended March 31,

2014, as compared to the prior year. Both segments benefited from increased pharmacy margins due to the positive impact of increased generic dispensing rates.

Please see the section entitled “Segment Analysis” below for additional information regarding gross profit.

Operating Expenses

Operating expenses increased $35 million, or 0.9%, in the three months ended March 31, 2014, as compared to the prior year. Operating expenses as a percentage of net revenues decreased approximately 65 basis points to 12.0% in the three months ended March 31, 2014, as compared to 12.6% in the prior year. Operating expenses as a percentage of net revenues decreased for the three months ended March 31, 2014 due to expense leverage from sales growth in both operating segments and slower growth in expenses. The increase in operating expense dollars in the three months ended March 31, 2014, was primarily due to transaction costs associated with the Coram acquisition and incremental weather-related costs and store operating costs associated with operating more stores in our Retail Pharmacy Segment.

Please see the section entitled “Segment Analysis” below for additional information regarding operating expenses.

Interest Expense, net

Interest expense, net, increased $32 million in the three months ended March 31, 2014, as compared to the prior year. This increase is due to the increase in long-term debt outstanding as a result of the $4 billion debt issuance that occurred in December 2013.

For additional information on our financing activities, please see the “Liquidity and Capital Resources” section later in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Income Tax Provision

Our effective income tax rate was 39.5% for the three months ended March 31, 2014, compared to 39.1% for the three months ended March 31, 2013. The increase in the effective income tax rate for the three months ended March 31, 2014, was primarily due to certain permanent items.

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

In millions	Pharmacy Services Segment(1)	Retail Pharmacy Segment	Corporate Segment	Intersegment Eliminations (2)	Consolidated Totals
Three Months Ended
March 31, 2014:
Net revenues	$20,195	$16,480	$—	$(3,986)	$32,689
Gross profit	934	5,184	—	(176)	5,942
Operating profit (loss)	640	1,750	(190)	(176)	2,024
March 31, 2013:
Net revenues	18,311	16,039	—	(3,599)	30,751
Gross profit	768	4,947	—	(138)	5,577
Operating profit (loss)	499	1,532	(199)	(138)	1,694

(1)	Net revenues of the Pharmacy Services Segment includes approximately $2.2 billion of retail co-payments for both of the three months ended March 31, 2014 and 2013.

(2)
Intersegment eliminations relate to two types of transaction: (i) Intersegment revenues that occur when Pharmacy Services Segment customers use Retail Pharmacy Segment stores to purchase covered products. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue on a stand-alone basis, and (ii) Intersegment revenues, gross profit and operating profit that occur when Pharmacy Services Segment customers, through the Company's intersegment activities (such as the Maintenance Choice® program), elect to pick-up their maintenance prescriptions at Retail Pharmacy Segment stores instead of receiving them through the mail. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue, gross profit and operating profit on a standalone basis. The following amounts are eliminated in consolidation in connection with the item (ii) intersegment activity above: net revenues of $1.1 billion and $939 million for the three months ended March 31, 2014 and 2013, respectively; and gross profit and operating profit of $176 million and $138 million for the three months ended March 31, 2014 and 2013, respectively.

Pharmacy Services Segment

The following table summarizes our Pharmacy Services Segment’s performance for the respective periods:

	Three Months Ended March 31,
In millions	2014	2013

Net revenues	$20,195	$18,311
Gross profit	934	768
Gross profit % of net revenues	4.6%	4.2%
Operating expenses	294	269
Operating expense % of net revenues	1.5%	1.5%
Operating profit	640	499
Operating profit % of net revenues	3.2%	2.7%
Net revenues(1):
Mail choice(2)	$6,834	$5,869
Pharmacy network(3)	13,302	12,392
Other	59	50
Pharmacy claims processed(1):
Total	227.8	227.6
Mail choice(2)	19.8	20.5
Pharmacy network(3)	208.0	207.1
Generic dispensing rate(1):
Total	82.4%	80.5%
Mail choice(2)	78.0%	75.4%
Pharmacy network(3)	82.8%	81.0%
Mail choice penetration rate	21.2%	22.1%

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

Medicare Part D Update

The Company participates in the Medicare Part D program by (1) providing Medicare Part D‐related PBM services to our health plan and other clients that have qualified as Medicare Part D plans, and (2) offering Medicare Part D pharmacy benefits through the Company’s own SilverScript prescription drug plan ("PDP"), which offers benefits to individual members and through employer group waiver plans. At the beginning of the 2013 Medicare Part D plan year, the Company implemented an enrollment systems conversion process and other actions to consolidate its Medicare Part D PDPs into the Company's SilverScript PDP. These consolidation efforts impacted certain enrollment and coverage determination services the Company provided to SilverScript enrollees following commencement of the 2013 plan year. Effective January 15, 2013, Centers for Medicare and Medicaid Services (“CMS”) imposed intermediate sanctions on the SilverScript PDP, consisting of immediate suspension of further plan enrollment and marketing activities. On December 20, 2013, the Company announced that CMS completed its review of the corrective actions taken to address the enrollment processing and related issues resulting from the Company’s plan consolidation efforts and the sanctions were removed. SilverScript began to enroll new choosers with effective dates starting in February as they aged into Medicare. The low income subsidy ("LIS") auto-enrollment and annual reassignment exclusion was lifted on February 21, 2014 and SilverScript began receiving LIS enrollees again with effective dates May 1, 2014 and forward.

Net Revenues

Net revenues increased $1.9 billion, or 10.3%, to $20.2 billion in the three months ended March 31, 2014, as compared to the prior year. As you review our Pharmacy Services Segment’s performance in this area, we believe you should consider the following important information that impacted the three months ended March 31, 2014:

•
Our mail choice claims processed decreased 3.6% to 19.8 million claims in the three months ended March 31, 2014, compared to 20.5 million claims in the prior year. The decrease in the mail choice claims was driven by a decline in traditional mail volumes, which was partially offset by growth in our Maintenance Choice program.

•
Our average revenue per mail choice claim increased by 20.8%, compared to the prior year. This increase was primarily due to growth in our specialty pharmacy business and drug cost inflation, partially offset by increases in the percentage of generic prescription drugs dispensed.

•
Our mail choice generic dispensing rate increased to 78.0% in the three months ended March 31, 2014, compared to 75.4% in the prior year. This increase was primarily due to our continual effort to encourage plan members to use clinically appropriate generic prescription drugs when they are available and new generic launches.

•
Our pharmacy network claims processed increased 0.4% to 208.0 million claims in the three months ended March 31, 2014, compared to 207.1 million claims in the prior year. The increase in the pharmacy network claim volume was primarily due to net new business and growth in Managed Medicaid, partially offset by a decrease in Medicare Part D claims. Medicare Part D claims were negatively impacted by the CMS sanctions in place during 2013 discussed previously in this section.

•
Our average revenue per pharmacy network claim processed increased 6.9%, as compared to the prior year. This increase was primarily due to drug cost inflation partially offset by increases in the generic dispensing rate.

•
Our pharmacy network generic dispensing rate increased to 82.8% in the three months ended March 31, 2014, compared to 81.0% in the prior year. This increase was primarily due to our continual effort to encourage plan members to use clinically appropriate generic prescription drugs when they are available and new generic launches.

Gross Profit

Gross profit in our Pharmacy Services Segment includes net revenues less cost of revenues. Cost of revenues includes (i) the cost of pharmaceuticals dispensed, either directly through our mail service and specialty retail pharmacies or indirectly through our retail pharmacy networks, (ii) shipping and handling costs and (iii) the operating costs of our mail service dispensing pharmacies, customer service operations and related information technology support.

Gross profit increased $166 million, or 21.8%, to approximately $0.9 billion in the three months ended March 31, 2014, as compared to the prior year. Gross profit as a percentage of net revenues increased to 4.6% in the three months ended March 31, 2014, compared to 4.2% in the prior year. The increase in gross profit dollars and the increase in gross profit as a percentage of net revenues were primarily due to an increase in generic dispensing, rebate improvement, as well as the acquisition of Coram in January 2014.

As you review our Pharmacy Services Segment’s performance in this area, we believe you should consider the following important information that impacted the three months ended March 31, 2014:

•
Our gross profit dollars and gross profit as a percentage of net revenues continued to be impacted by our efforts to (i) retain existing clients, (ii) obtain new business and (iii) maintain or improve the rebates and/or discounts we received from manufacturers, wholesalers and retail pharmacies. In particular, competitive pressures in the PBM industry have caused us and other PBMs to continue to share a larger portion of rebates and/or discounts received from pharmaceutical manufacturers with clients. In addition, market dynamics and regulatory changes have impacted our ability to offer plan sponsors pricing that includes retail network “differential” or “spread.” We expect these trends to continue. The "differential" or "spread" is any difference between the drug price charged to plan sponsors, including Medicare Part D plan sponsors, by a PBM and the price paid for the drug by the PBM to the dispensing provider. The increased use of generic drugs has positively impacted our gross profit margins but has resulted in third party payors augmenting their efforts to reduce reimbursement payments for prescriptions. This trend, which we expect to continue, reduces the benefit we realize from brand to generic product conversions.

•
Our gross profit as a percentage of revenues benefited from the increase in our total generic dispensing rate, which increased to 82.4% in the three months ended March 31, 2014 compared to our generic dispensing rate of 80.5% in the prior year. This increase was primarily due to new generic drug introductions and our continual efforts to encourage plan members to use clinically appropriate generic drugs when they are available. We expect the trend in generic introductions to continue, albeit at a slower pace.

Operating Expenses

Operating expenses in our Pharmacy Services Segment include selling, general and administrative expenses; depreciation and amortization related to selling, general and administrative activities; and expenses related to specialty apothecary pharmacies, which includes store and administrative payroll, employee benefits and occupancy costs.

Operating expenses increased $25 million to $294 million, or 1.5% as a percentage of net revenues, in the three months ended March 31, 2014, compared to $269 million, or 1.5% as a percentage of net revenues, in the prior year. The increase in operating expense dollars is primarily related to the acquisition of Coram in January 2014. Operating expenses as a percentage of net revenues remained flat.

Retail Pharmacy Segment

The following table summarizes our Retail Pharmacy Segment’s performance for the respective periods:

	Three Months Ended March 31,
In millions	2014	2013

Net revenues	$16,480	$16,039
Gross profit	5,184	4,947
Gross profit % of net revenues	31.5%	30.8%
Operating expenses	3,434	3,415
Operating expense % of net revenues	20.8%	21.3%
Operating profit	1,750	1,532
Operating profit % of net revenues	10.6%	9.6%
Retail prescriptions filled (90 Day = 3 Rx) (1)	227.1	221.1
Net revenue increase:
Total	2.7%	0.1%
Pharmacy	5.1%	(1.1)%
Front store	(2.4)%	3.1%
Total prescription volume (90 Day = 3 Rx) (1)	2.7%	5.5%
Same store increase (decrease):
Total sales	1.4%	(1.2)%
Pharmacy sales	3.8%	(2.3)%
Front store sales	(3.8)%	1.4%
Prescription volume (90 Day = 3 Rx) (1)	2.1%	4.6%
Generic dispensing rate	82.9%	81.2%
Pharmacy % of total revenues	70.5%	69.0%
Third party % of pharmacy revenue	98.3%	97.8%

(1)
Includes the adjustment to convert 90-day prescriptions to the equivalent of three 30-day prescriptions. This adjustment reflects the fact that these prescriptions include approximately three times the amount of product days supplied compared to a normal prescription.

As of March 31, 2014, we operated 7,675 retail drugstores, compared to 7,531 retail drugstores as of March 31, 2013.

Net Revenues

Net revenues increased $441 million, or 2.7%, to $16.5 billion in the three months ended March 31, 2014, as compared to the prior year. As you review our Retail Pharmacy Segment’s performance in this area, we believe you should consider the following important information that impacted the three months ended March 31, 2014:

•	Net revenues from new stores accounted for approximately 100 basis points of the increase in our total net revenues for the three months ended March 31, 2014.

•
Front store same store sales decreased by 3.8% for the three months ended March 31, 2014, compared to the prior year. The decrease in front store same store sales is primarily due to a decrease in customer traffic during the quarter related to a less severe flu season than the prior year, extreme weather conditions across much of the United States, and the shift of the Easter holiday from March in 2013 to April in 2014. The shift of the Easter holiday negatively impacted front store same store sales by approximately 80 basis points for the three month ended March 31, 2014.

•
Pharmacy same store sales increased 3.8% for the three months ended March 31, 2014, as compared to the prior year. The increase in pharmacy same store sales was primarily due to the increase in same store script growth of 2.1% and brand name drug cost inflation. In addition, pharmacy same store sales were negatively impacted by a lower incidence of flu compared to last year's strong flu season and extreme weather conditions across much of the United States, which led to fewer physician visits and prescriptions written.

•
Pharmacy revenues continue to be negatively impacted by the conversion of brand name drugs to equivalent generic drugs, which typically have a lower selling price. Pharmacy same store sales were negatively impacted by approximately 120 basis points for the three months ended March 31, 2014 due to recent generic introductions. The generic dispensing rate grew to 82.9% for the three months ended March 31, 2014, compared to 81.2% in the prior year. In addition, our pharmacy revenue growth has also been affected by the lack of significant new brand name drug introductions and higher consumer co-payments and co-insurance arrangements, as well as, an increase in the number of over-the-counter remedies that were historically only available by prescription.

•
Pharmacy revenue growth continued to benefit from the increased utilization by Medicare Part D beneficiaries, our ability to attract and retain managed care customers and favorable industry trends. These trends include an aging American population; many “baby boomers” are now in their fifties and sixties and are consuming a greater number of prescription drugs. In addition, the increased use of pharmaceuticals as the first line of defense for individual health care also contributed to the growing demand for pharmacy services. We believe these favorable industry trends will continue.

Gross Profit

Gross profit in our Retail Pharmacy Segment includes net revenues less the cost of merchandise sold in the period and the related purchasing costs, warehousing costs, delivery costs and actual and estimated inventory losses.

Gross profit increased $237 million, or 4.8%, to $5.2 billion in the three months ended March 31, 2014, as compared to the prior year. Gross profit as a percentage of net revenues increased to 31.5% in the three months ended March 31, 2014, compared to 30.8% in the prior year.

The increase in gross profit dollars was primarily driven by increases in generic dispensing rate, same store sales and new store sales. The increase in gross profit as a percentage of net revenues was primarily driven by increased pharmacy margins due to the positive impact of increased generic dispensing rates and increased front store margins, partially offset by continued reimbursement pressure. We expect the trend of new generic introductions to continue, albeit at a slower pace.

As you review our Retail Pharmacy Segment’s performance in this area, we believe you should consider the following important information that impacted the three months ended March 31, 2014:

•
During the three months ended March 31, 2014, our front store gross profit as a percentage of net revenues increased compared to the same period in the prior year. The increase for the three months ended March 31, 2014, is primarily related to changes in the mix of products sold and promotional performance.

•
Front store revenues as a percentage of total revenues for the three months ended March 31, 2014 was 29.5%, compared to 31.0% in the prior year. On average, our gross profit on front store revenues is higher than our average gross profit on pharmacy revenues. Pharmacy revenues as a percentage of total revenues increased approximately 150 basis points in the three months ended March 31, 2014, compared to the prior year. The negative effect of the sales shift was offset by an increase in the generic drug dispensing rate.

•
Sales to customers covered by third party insurance programs are a significant component of our retail pharmacy business. On average, our gross profit rate on third party pharmacy revenues is lower than our gross profit on cash pharmacy revenues. Third party revenues were 98.3% in the three months ended March 31, 2014, compared to 97.8% in the three months ended March 31, 2013.

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

Operating expenses increased $19 million to $3.4 billion, or 20.8% as a percentage of net revenues, in the three months ended March 31, 2014, as compared to $3.4 billion, or 21.3% as a percentage of net revenues, in the prior year. The increase in operating expenses dollars for the three months ended March 31, 2014, was primarily due to incremental weather-related costs and store operating costs associated with operating more stores. The decrease in operating expenses as a percentage of net revenues for the three months ended March 31, 2014 was primarily driven by continued expense leverage from our same store sales growth.

Corporate Segment

Operating Expenses

Operating expenses in our Corporate Segment include expenses from the Company's executive management, corporate relations, legal, compliance, human resources, corporate information technology and finance related costs. Operating expenses decreased $9 million, or 4.3%, to $190 million in the three months ended March 31, 2014, as compared to the prior year. The decrease in operating expenses was primarily related to improvement in expense management.

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

Net cash provided by operating activities was $2.2 billion in the three months ended March 31, 2014, compared to $1.6 billion in the three months ended March 31, 2013. The $0.6 billion increase in cash provided by operating activities is primarily due to the increase in net income and the timing of payments.

Net cash used in investing activities was approximately $2.6 billion in the three months ended March 31, 2014, compared to $0.6 billion in the three months ended March 31, 2013. The increase in cash used in investing activities is primarily due to the $2.1 billion in cash consideration paid for the acquisition of Coram in January 2014.

Net cash used in financing activities was $935 million in the three months ended March 31, 2014, compared to net cash used in financing activities of $897 million in the three months ended March 31, 2013. The $38 million increase in cash used in financing activities was primarily due to an increase in share repurchases and dividends paid, partially offset by a lack of short-term debt repayment activity in the three months ended March 31, 2014.

On December 17, 2013, the Company's Board of Directors authorized a new share repurchase program for up to $6.0 billion of outstanding common stock (the "2013 Repurchase Program"). On September 19, 2012, the Company’s Board of Directors authorized a share repurchase program for up to $6.0 billion of outstanding common stock (the “2012 Repurchase Program”). The share repurchase authorizations, each of which was effective immediately, permitted the Company to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase transactions, and/or other derivative transactions. The 2013 and 2012 Repurchase Programs may be modified or terminated by the Board of Directors at any time. During the three months ended March 31, 2014, the Company repurchased an aggregate of 11.0 million shares of common stock for approximately $0.8 billion pursuant to the 2013 and 2012 Repurchase Programs. As of March 31, 2014, approximately $5.9 billion remained available for future repurchases under the 2013 Repurchase Program and the 2012 Repurchase Program was complete.

We did not have any outstanding commercial paper as of March 31, 2014. In connection with our commercial paper program, we maintain a $1.25 billion, four-year unsecured back-up credit facility, which expires on May 23, 2016, a $1.25 billion, five-year unsecured back-up credit facility, which expires on February 17, 2017, and a $1.0 billion, five-year unsecured back-up credit facility, which expires on May 23, 2018. The credit facilities allow for borrowings at various rates that are dependent, in part, on the Company’s public debt ratings and require the Company to pay a weighted average quarterly facility fee of approximately 0.03%, regardless of usage. As of March 31, 2014, there were no borrowings outstanding under the back-up credit facilities.

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

As of March 31, 2014, our long-term debt was rated “Baa1” by Moody’s with a stable outlook and “BBB+” by Standard & Poor’s with a stable outlook, and our commercial paper program was rated “P-2” by Moody’s and “A-2” by Standard & Poor’s. In assessing our credit strength, we believe that both Moody’s and Standard & Poor’s considered, among other things, our capital structure and financial policies as well as our consolidated balance sheet, our historical acquisition activity and other financial information. Although we currently believe our long-term debt ratings will remain investment grade, we cannot guarantee the future actions of Moody’s and/or Standard & Poor’s. Our debt ratings have a direct impact on our future borrowing costs, access to capital markets and new store operating lease costs.

Off-Balance Sheet Arrangements

In connection with executing operating leases, we provide a guarantee of the lease payments. We also finance a portion of our new store development through sale-leaseback transactions, which involve selling stores to unrelated parties and then leasing the stores back under leases that generally qualify and are accounted for as operating leases. We do not have any retained or contingent interests in the stores, and we do not provide any guarantees, other than a guarantee of the lease payments, in connection with the transactions. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), such operating leases are not reflected in our condensed consolidated balance sheet. See Note 9 to our condensed consolidated financial statements for a detailed discussion of these guarantees.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgment. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed consolidated financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our condensed consolidated financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our condensed consolidated financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

For a full description of our other critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Annual Report on Form 10-K.

Proposed Accounting Standard Update

In May 2013, the Financial Accounting Standards Board issued a revised proposed accounting standard update on lease accounting that will require entities to recognize assets and liabilities arising from lease contracts on the balance sheet. The proposed accounting standard update states that lessees and lessors should apply a "right-of-use model" in accounting for all leases. Under the proposed model, lessees would recognize an asset for the right to use the leased asset, and a liability for the obligation to make rental payments over the lease term. The lease term is defined as the noncancelable term that takes into account renewal options and termination options if it is reasonably certain an entity will exercise or not exercise the option. The accounting by a lessor would reflect its retained exposure to the risks or benefits of the underlying leased asset. A lessor would recognize an asset representing its right to receive lease payments based on the expected term of the lease. The Company cannot presently determine the potential impact the proposed standard would have on its results of operations. While the Company believes that the proposed standard, as currently drafted, will likely have a material impact on its financial position, it will not have a material impact on its liquidity; however, until the proposed standard is finalized, such evaluation cannot be completed.

Cautionary Statement Concerning Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of the federal securities laws. In addition, the Company and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the SEC and in its reports to stockholders, press releases, webcasts, conference calls, meetings and other communications. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “project,” “anticipate,” “will,” “should” and similar expressions identify statements that constitute forward-looking statements. All statements addressing operating performance of CVS Caremark Corporation or any subsidiary, events or developments that the Company expects or anticipates will occur in the future, including statements relating to corporate strategy; revenue growth; earnings or earnings per common share growth; adjusted earnings or adjusted earnings per common share growth; free cash flow; debt ratings; inventory levels; inventory turn and loss rates; store development; relocations and new market entries; retail pharmacy business, sales trends and operations; PBM business, sales trends and operations; the Company's ability to attract or retain customers and clients; Medicare Part D competitive bidding, enrollment and operations; new product development; and the impact of industry developments, as well as statements expressing optimism or pessimism about future operating results or events, are forward-looking statements within the meaning of the federal securities laws.

The forward-looking statements are and will be based upon management’s then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

By their nature, all forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons as described in our SEC filings, including those set forth in the Risk Factors section in our Annual Report on Form 10-K for the year ended December 31, 2013, and including, but not limited to:

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

•
Regulatory changes, business changes and compliance requirements and restrictions that may be imposed by Centers for Medicare and Medicaid Services ("CMS"), Office of Inspector General or other government agencies relating to CVS Caremark's participation in Medicare, Medicaid and other federal and state government-funded programs, including sanctions and remedial actions that may be imposed by CMS on its Medicare Part D business.

•
Risks and uncertainties related to the timing and scope of reimbursement from Medicare, Medicaid and other government-funded programs, including the impact of sequestration, the impact of other federal budget, debt and deficit negotiations and legislation that could delay or reduce reimbursement from such programs and the impact of any closure, suspension or other changes affecting federal or state government funding or operations.

•
Possible changes in industry pricing benchmarks used to establish pricing in many of our PBM client contracts, pharmaceutical purchasing arrangements, retail network contracts, specialty payor agreements and other third party payor contracts.

•
An extremely competitive business environment, including the uncertain impact of increased consolidation in the PBM industry, uncertainty concerning the ability of our retail pharmacy business to secure and maintain contractual relationships with PBMs and other payors on acceptable terms, uncertainty concerning the ability of our PBM business to secure and maintain competitive access, pricing and other contract terms from retail network pharmacies in an environment where some PBM clients are willing to consider adopting narrow or more restricted retail pharmacy networks.

•	The Company's ability to fully integrate and to realize the planned benefits associated with the acquisition of Coram LLC in accordance with the expected timing.

•
The Company's ability to timely identify or effectively respond to changing consumer preferences and spending patterns, an inability to expand the products being purchased by our customers, or the failure or inability to obtain or offer particular categories of products.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2014, the Company did not have any interest rate, foreign currency exchange rate or commodity derivative instruments in place and believes that as of March 31, 2014 its exposure to interest rate risk (inherent in the Company's debt portfolio), foreign currency exchange rate risk and commodity price risk is not material.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of March 31, 2014, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to provide reasonable assurance that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II
Item 1. Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our 2013 Annual Report on Form 10-K. The following discussion is limited to certain recent developments concerning our legal proceedings and should be read in conjunction with those earlier reports.

1.             The Company received a subpoena from the U.S. Securities and Exchange Commission (“SEC”) in February 2011 and subsequently received additional subpoenas and other requests for information. The SEC's requests related to, among other things, public disclosures made by the Company during 2009, transactions in the Company’s securities by certain officers and employees of the Company during 2009 and the purchase accounting for the Longs Drug Stores acquisition. The Company has cooperated with the SEC and in April 2014 reached a final agreement with the SEC to settle certain allegations that, during the third and fourth quarters of 2009, the Company violated certain provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934, including certain anti-fraud provisions of those statutes. The agreement has been entered into by the Company on a “no admit or deny” basis, and the Company is not required to restate its financial statements for any reporting period. The settlement has been approved and entered by the federal court and the matter is now fully concluded. The Company paid a $20 million civil penalty in April 2014, which was fully reserved in the Company’s condensed consolidated financial statements as of March 31, 2014.

2.
In March 2014, the Company received a subpoena from the United States Attorney’s Office for the District of Rhode Island, requesting documents and information concerning bona fide service fees and rebates received from certain pharmaceutical manufacturers in connection with certain drugs utilized under Part D of the Medicare Program. The Company has been cooperating with the government and collecting documents in response to the subpoena.

3.
On October 12, 2012, the Drug Enforcement Agency (“DEA”) Administrator published its Final Decision and Order revoking the DEA license registrations for dispensing controlled substances at two of our retail pharmacy stores in Sanford, Florida. The license revocations for the two stores formally became effective on November 13, 2012. The pharmacies had voluntarily suspended dispensing controlled substances since April 2012, and have continued operating in that manner in compliance with the DEA Order. The Company has entered into discussions with the U.S. Attorney’s Office for the Middle District of Florida concerning civil penalties for violations of the Controlled Substances Act arising from the circumstances underlying the action taken against the two Sanford, Florida stores. The Company is also undergoing several audits by the DEA and is in discussions with the DEA and the U.S. Attorney’s Office in several locations. Whether agreements can be reached and on what terms is uncertain.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table presents the total number of shares purchased in the three months ended March 31, 2014, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to the 2013 and 2012 Repurchase Programs. See Note 4 to the condensed consolidated financial statements.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2014 through January 31, 2014	—	$—	—	$6,692,873,727
February 1, 2014 through February 28, 2014	2,761,700	$70.31	2,761,700	$6,498,698,698
March 1, 2014 through March 31, 2014	8,254,000	$73.49	8,254,000	$5,892,096,107
Totals	11,015,700		11,015,700

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

3.2*	By-laws of the Registrant, as amended and restated [incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated January 9, 2014 (Commission File No. 001-01011)].

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the CVS Caremark Corporation Quarterly Report on Form 10-Q for the three months ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related Footnotes to the Condensed Consolidated Financial Statements.

Signatures:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CVS Caremark Corporation
(Registrant)

/s/ David M. Denton

David M. Denton
Executive Vice President and
Chief Financial Officer
May 2, 2014