Form 10-Q
period 2014-06-30
CVS CAREMARK CORP
filed 2014-08-05
CIK 64803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014

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

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Common Stock, $0.01 par value, issued and outstanding at July 31, 2014:

1,158,126,112 shares

Part I	Item 1

CVS Caremark Corporation
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2014	2013	2014	2013

Net revenues	$34,602	$31,248	$67,291	$61,999
Cost of revenues	28,278	25,407	55,025	50,581
Gross profit	6,324	5,841	12,266	11,418
Operating expenses	4,116	3,869	8,034	7,752
Operating profit	2,208	1,972	4,232	3,666
Interest expense, net	158	126	316	252
Income before income tax provision	2,050	1,846	3,916	3,414
Income tax provision	804	721	1,541	1,335
Income from continuing operations	1,246	1,125	2,375	2,079
Loss from discontinued operations, net of tax	—	(1)	—	(1)
Net income	$1,246	$1,124	$2,375	$2,078

Basic earnings per share:
Income from continuing operations	$1.07	$0.92	$2.03	$1.69
Loss from discontinued operations	$—	$—	$—	$—
Net income	$1.07	$0.92	$2.03	$1.69
Weighted average basic shares outstanding	1,165	1,227	1,172	1,230

Diluted earnings per share:
Income from continuing operations	$1.06	$0.91	$2.01	$1.68
Loss from discontinued operations	$—	$—	$—	$—
Net income	$1.06	$0.91	$2.01	$1.68
Weighted average diluted shares outstanding	1,174	1,236	1,182	1,238

Dividends declared per share	$0.275	$0.225	$0.550	$0.450

See accompanying notes to condensed consolidated financial statements.

CVS Caremark Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2014	2013	2014	2013

Net income	$1,246	$1,124	$2,375	$2,078
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	6	(16)	15	(18)
Cash flow hedges, net of tax	1	—	2	1
Total other comprehensive income (loss)	7	(16)	17	(17)
Comprehensive income	$1,253	$1,108	$2,392	$2,061

See accompanying notes to condensed consolidated financial statements.

CVS Caremark Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

In millions, except per share amounts	June 30, 2014	December 31, 2013

Assets:
Cash and cash equivalents	$1,612	$4,089
Short-term investments	100	88
Accounts receivable, net	9,533	8,729
Inventories	11,360	11,045
Deferred income taxes	979	902
Other current assets	554	472
Total current assets	24,138	25,325
Property and equipment, net	8,820	8,615
Goodwill	28,126	26,542
Intangible assets, net	9,906	9,529
Other assets	1,603	1,515
Total assets	$72,593	$71,526

Liabilities:
Accounts payable	$5,780	$5,548
Claims and discounts payable	4,918	4,548
Accrued expenses	4,812	4,768
Current portion of long-term debt	1,119	561
Total current liabilities	16,629	15,425
Long-term debt	12,252	12,841
Deferred income taxes	4,091	3,901
Other long-term liabilities	1,489	1,421
Commitments and contingencies (Note 10)	—	—

Shareholders’ equity:
CVS Caremark shareholders' equity:
Preferred stock, par value $0.01: 0.1 share authorized; none issued or outstanding	—	—
Common stock, par value $0.01: 3,200 shares authorized; 1,688 shares issued and 1,160 shares outstanding at June 30, 2014 and 1,680 shares issued and 1,180 shares
outstanding at December 31, 2013	17	17
Treasury stock, at cost: 527 shares at June 30, 2014 and 500 shares at December 31,
2013	(22,131)	(20,169)
Shares held in trust: 1 share at June 30, 2014 and December 31, 2013	(31)	(31)
Capital surplus	30,186	29,777
Retained earnings	30,221	28,493
Accumulated other comprehensive income (loss)	(132)	(149)
Total CVS Caremark shareholders' equity	38,130	37,938
Noncontrolling interest	2	—
Total shareholders’ equity	38,132	37,938
Total liabilities and shareholders’ equity	$72,593	$71,526

See accompanying notes to condensed consolidated financial statements.

CVS Caremark Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
In millions	2014	2013
Cash flows from operating activities:
Cash receipts from customers	$62,932	$56,446
Cash paid for inventory and prescriptions dispensed by retail network pharmacies	(50,268)	(44,657)
Cash paid to other suppliers and employees	(7,787)	(7,452)
Interest received	6	2
Interest paid	(331)	(267)
Income taxes paid	(1,483)	(1,530)
Net cash provided by operating activities	3,069	2,542

Cash flows from investing activities:
Purchases of property and equipment	(891)	(804)
Proceeds from sale-leaseback transactions	5	—
Proceeds from sale of property and equipment	7	11
Acquisitions (net of cash acquired) and other investments	(2,248)	(300)
Purchase of available-for-sale investments	(161)	—
Sales/maturities of available-for-sale investments	103	—
Net cash used in investing activities	(3,185)	(1,093)

Cash flows from financing activities:
Decrease in short-term debt	—	(690)
Repayments of long-term debt	(41)	—
Dividends paid	(647)	(553)
Proceeds from exercise of stock options	266	309
Excess tax benefits from stock-based compensation	65	34
Repurchase of common stock	(2,001)	(748)
Net cash used in financing activities	(2,358)	(1,648)
Effect of exchange rate changes on cash and cash equivalents	(3)	(2)
Net decrease in cash and cash equivalents	(2,477)	(201)
Cash and cash equivalents at beginning of period	4,089	1,375
Cash and cash equivalents at end of period	$1,612	$1,174

Reconciliation of net income to net cash provided by operating activities:
Net income	$2,375	$2,078
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	965	951
Stock-based compensation	77	66
Deferred income taxes and other noncash items	44	82
Change in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(584)	(575)
Inventories	(235)	192
Other current assets	(74)	165
Other assets	(23)	(138)
Accounts payable and claims and discounts payable	521	98
Accrued expenses	33	(401)
Other long-term liabilities	(30)	24
Net cash provided by operating activities	$3,069	$2,542

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Because of the influence of various factors on the Company’s operations, including business combinations, certain holidays and other seasonal influences, net income for any interim period may not be comparable to the same interim period in previous years or necessarily indicative of income for the full year.

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

As of June 30, 2014, the carrying value of cash and cash equivalents, short-term and long-term investments, accounts receivable and accounts payable approximated their fair value due to the nature of these financial instruments. The Company invests in money market funds, commercial paper and time deposits that are classified as cash and cash equivalents within the accompanying condensed consolidated balance sheets, as these funds are highly liquid and readily convertible to known amounts of cash. These investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company’s short-term investments consist of certificates of deposit with initial maturities of greater than three months when purchased that mature in less than one year from the balance sheet date. The Company's long-term investments, which are classified as noncurrent other assets within the accompanying condensed consolidated balance sheet, consist of certificates of deposit and money market funds. These investments, which are classified within Level 1 of the fair value hierarchy, are carried at fair value, which approximated historical cost at June 30, 2014. The carrying amount and estimated fair value of the Company’s total long-term debt was $13.4 billion and $14.7 billion, respectively, as of June 30,

2014. The fair value of the Company’s long-term debt was estimated based on quoted prices currently offered in active markets for the Company’s debt, which is considered Level 1 of the fair value hierarchy.

Related Party Transactions

The Company has an equity method investment in SureScripts, LLC ("SureScripts"), which operates a clinical health information network. The Pharmacy Services and Retail Pharmacy segments utilize this clinical health information network in providing services to client plan members and retail customers. The Company expensed fees of approximately $11 million and $10 million in the three months ended June 30, 2014 and 2013, respectively, and $27 million and $23 million in the six months ended June 30, 2014 and 2013, respectively, for the use of this network.

The Company's investment in and equity in earnings in SureScripts for all periods presented is immaterial.

New Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016; early adoption is not permitted. Companies have the option of using either a full retrospective or a modified retrospective approach to adopt the guidance. This update could impact the timing and amounts of revenue recognized. The Company is currently evaluating the effect that implementation of this update will have on its consolidated financial position and results of operations upon adoption.

Note 2 – Coram Acquisition

On January 16, 2014, the Company acquired 100 percent of the voting interests of Coram LLC ("Coram"), the specialty infusion services and enteral nutrition business unit of Apria Healthcare Group Inc., for cash consideration of approximately $2.1 billion, plus contingent consideration of approximately $0.1 billion. The purchase price is also subject to a working capital adjustment. Coram is one of the nation's largest providers of comprehensive infusion services, caring for approximately 165,000 patients annually. Coram has approximately 4,600 employees, including approximately 600 nurses and 250 dietitians, operating primarily through 84 branch locations and six centers of excellence for patient intake.

The contingent consideration is based on the Company’s future realization of Coram’s tax net operating loss carryforwards (“NOLs”) as of the date of the acquisition. The Company will pay the seller the first $60 million in tax savings realized from the future utilization of the Coram NOLs, plus 50% of any additional future tax savings from the remaining NOLs. The estimated fair value of the approximately $0.1 billion contingent consideration liability associated with the future realization of the Coram NOLs was estimated by discounting, to present value, the contingent payments expected to be made based on the Company’s estimate of the amount and timing of Coram NOLs that will ultimately be realized. The change in fair value of the contingent consideration liability recognized in earnings for the three and six months ended June 30, 2014 was immaterial.

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

Coram’s results of operations are included in the Company’s Pharmacy Services Segment beginning on January 16, 2014. Pro forma information for this acquisition is not presented as Coram’s results are immaterial to the Company’s condensed consolidated financial statements. During the six months ended June 30, 2014, acquisition costs of $14 million were expensed as incurred within operating expenses.

Note 3 – Goodwill

Below is a summary of the changes in the carrying amount of goodwill by segment for the six months ended June 30, 2014:

In millions	Pharmacy Services	Retail Pharmacy	Total
Balance, December 31, 2013	$19,658	$6,884	$26,542
Acquisitions	1,576	—	1,576
Foreign currency translation adjustments	—	9	9
Other (1)	(1)	—	(1)
Balance, June 30, 2014	$21,233	$6,893	$28,126

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

During the three months ended June 30, 2014, the Company repurchased an aggregate of approximately 16.0 million shares of common stock for approximately $1.2 billion pursuant to the 2013 Repurchase Program. During the six months ended June 30, 2014, the Company repurchased an aggregate of approximately 27.0 million shares of common stock for approximately $2.0 billion pursuant to the 2013 and 2012 Repurchase Programs. As of June 30, 2014, approximately $4.7 billion remained available for future repurchases under the 2013 Repurchase Program and the 2012 Repurchase Program was complete. The 2013 Repurchase Program may be modified or terminated by the Board of Directors at any time.

Note 5 – Accumulated Other Comprehensive Income

Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments, unrealized losses on cash flow hedges executed in previous years associated with the issuance of long-term debt, and changes in the net actuarial gains and losses associated with pension and other postretirement benefit plans. The following table summarizes the activity within the components of accumulated other comprehensive income (loss).

Changes in accumulated other comprehensive income (loss) by component are shown below(1):

	Three Months Ended June 30, 2014
In millions	Foreign Currency	Losses on Cash Flow Hedges	Pension and Other Postretirement Benefits	Total
Balance, March 31, 2014	$(21)	$(12)	$(106)	$(139)
Other comprehensive income before reclassifications	6	—	—	6
Amounts reclassified from accumulated other comprehensive income (2)	—	1	—	1
Other comprehensive income	6	1	—	7
Balance, June 30, 2014	$(15)	$(11)	$(106)	$(132)

	Three Months Ended June 30, 2013
	Foreign Currency	Losses on Cash Flow Hedges	Pension and Other Postretirement Benefits	Total
Balance, March 31, 2013	$(2)	$(15)	$(165)	$(182)
Other comprehensive income (loss) before reclassifications	(16)	—	—	(16)
Amounts reclassified from accumulated other comprehensive income (2)	—	—	—	—
Other comprehensive income (loss)	(16)	—	—	(16)
Balance, June 30, 2013	$(18)	$(15)	$(165)	$(198)

	Six Months Ended June 30, 2014
	Foreign Currency	Losses on Cash Flow Hedges	Pension and Other Postretirement Benefits	Total
Balance, December 31, 2013	$(30)	$(13)	$(106)	$(149)
Other comprehensive income before reclassifications	15	—	—	15
Amounts reclassified from accumulated other comprehensive income (2)	—	2	—	2
Other comprehensive income	15	2	—	17
Balance, June 30, 2014	$(15)	$(11)	$(106)	$(132)

	Six Months Ended June 30, 2013
	Foreign Currency	Losses on Cash Flow Hedges	Pension and Other Postretirement Benefits	Total
Balance, December 31, 2012	$—	$(16)	$(165)	$(181)
Other comprehensive income (loss) before reclassifications	(18)	—	—	(18)
Amounts reclassified from accumulated other comprehensive income (2)	—	1	—	1
Other comprehensive income (loss)	(18)	1	—	(17)
Balance, June 30, 2013	$(18)	$(15)	$(165)	$(198)

(1) All amounts are net of tax.
(2) The amounts reclassified from accumulated other comprehensive income for losses on cash flow hedges are recorded within interest expense, net on the condensed consolidated statement of income. The amounts reclassified from accumulated other comprehensive income for pension and other postretirement benefits are included in operating expenses on the condensed consolidated statement of income.

Note 6 – Stock-Based Compensation

Compensation expense related to stock options for the three and six months ended June 30, 2014 totaled $24 million and $50 million, respectively, compared to $22 million and $48 million for the three and six months ended June 30, 2013, respectively. Compensation expense related to restricted stock awards for the three and six months ended June 30, 2014 totaled $18 million and $27 million, respectively, compared to $10 million and $18 million for the three and six months ended June 30, 2013, respectively. During the three months ended June 30, 2014, the Company granted 4 million stock options with a weighted average fair value of $11.26 and a weighted average exercise price of $74.29. The Company had 32 million stock options outstanding as of June 30, 2014 with a weighted average exercise price of $46.49 and a weighted average contractual term of 4.46 years.

Note 7 – Interest Expense

The following are the components of net interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2014	2013	2014	2013
Interest expense	$161	$127	$322	$254
Interest income	(3)	(1)	(6)	(2)
Interest expense, net	$158	$126	$316	$252

Note 8 – Earnings Per Share

Basic earnings per share is computed by dividing: (i) net income by (ii) the weighted average number of shares outstanding in the period (the “Basic Shares”).

Diluted earnings per share is computed by dividing: (i) net income by (ii) Basic Shares plus the additional shares that would be issued assuming that all dilutive stock awards are exercised. Options to purchase approximately 4.1 million and 2.2 million shares of common stock were outstanding, but were not included in the calculation of diluted earnings per share for the three and six months ended June 30, 2014, respectively, because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. For the same reason, options to purchase approximately 8.4 million and 4.5 million shares of common stock were outstanding, but were not included in the calculation of diluted earnings per share for the three and six months ended June 30, 2013, respectively.

The following is a reconciliation of basic and diluted earnings per share for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2014	2013	2014	2013
Numerator for earnings per share calculations:
Income from continuing operations	$1,246	$1,125	$2,375	$2,079
Loss from discontinued operations, net of tax	—	(1)	—	(1)
Net income	$1,246	$1,124	$2,375	$2,078

Denominators for earnings per share calculations:
Weighted average shares, basic	1,165	1,227	1,172	1,230
Effect of dilutive securities:
Stock options	8	8	8	7
Restricted stock units	1	1	2	1
Weighted average shares, diluted	1,174	1,236	1,182	1,238
Basic earnings per share:
Income from continuing operations	$1.07	$0.92	$2.03	$1.69
Loss from discontinued operations	$—	$—	$—	$—
Net income	$1.07	$0.92	$2.03	$1.69
Diluted earnings per share:
Income from continuing operations	$1.06	$0.91	$2.01	$1.68
Loss from discontinued operations	$—	$—	$—	$—
Net income	$1.06	$0.91	$2.01	$1.68

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

The Pharmacy Services Segment provides a full range of pharmacy benefit management (“PBM”) services including mail service dispensing pharmacies, specialty pharmacy and infusion services, plan design and administration, formulary management, discounted drug purchase arrangements, Medicare Part D services, retail pharmacy network management services, prescription management systems, clinical services, disease management services and medical pharmacy management services. The Company’s customers are primarily employers, insurance companies, unions, government employee groups, managed care organizations and other sponsors of health benefit plans and individuals throughout the United States. In addition, through the Company’s SilverScript Insurance Company subsidiary, the Company is a national provider of drug benefits to eligible beneficiaries under the Federal Government’s Medicare Part D program. The Pharmacy Services business operates under the CVS Caremark® Pharmacy Services, Caremark®, CVS Caremark®, CarePlus CVS/pharmacy®, CVS/caremarkTM, CVS/specialtyTM, RxAmerica®, Accordant®, SilverScript®, Novologix® and Coram® names. As of June 30, 2014, the Pharmacy Services Segment operated 24 retail specialty pharmacy stores, 11 specialty mail order pharmacies, four mail service dispensing pharmacies, and 84 branches and six centers of excellence for infusion and enteral services located in 41 states, Puerto Rico and the District of Columbia.

The Retail Pharmacy Segment sells prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, photo finishing, seasonal merchandise, greeting cards and convenience foods through the Company’s CVS/pharmacy®, CVS®, Longs Drugs® and Drogaria Onofre® retail stores and online through CVS.com® and Onofre.com.br. As of June 30, 2014, the Retail Pharmacy Segment included 7,705 retail drugstores (of which 7,647 operated a pharmacy), 17 onsite pharmacies, 860 retail health care clinics, and the online retail websites, CVS.com and Onofre.com.br. The retail drugstores are located in 43 states, the District of Columbia, Puerto Rico and Brazil. The retail health care clinics operate under the MinuteClinic® name, and 852 are located within CVS/pharmacy stores. MinuteClinics utilize nationally-recognized medical protocols to diagnose and treat minor health conditions, perform health screenings, monitor chronic conditions and deliver vaccinations. The clinics are staffed by board-certified nurse practitioners and physician assistants who provide access to affordable care without appointment.

The Corporate Segment provides management and administrative services to support the Company. The Corporate Segment consists of certain aspects of executive management, corporate relations, legal, compliance, human resources, corporate information technology and finance departments.

In millions	Pharmacy Services Segment(1)	Retail Pharmacy Segment	Corporate Segment	Intersegment Eliminations(2)	Consolidated Totals
Three Months Ended
June 30, 2014:
Net revenues	$21,836	$16,871	$—	$(4,105)	$34,602
Gross profit	1,195	5,299	—	(170)	6,324
Operating profit (loss)	878	1,705	(205)	(170)	2,208
June 30, 2013:
Net revenues	18,800	16,139	—	(3,691)	31,248
Gross profit	963	5,005	—	(127)	5,841
Operating profit (loss)	675	1,600	(176)	(127)	1,972
Six Months Ended
June 30, 2014:
Net revenues	42,031	33,351	—	(8,091)	67,291
Gross profit	2,129	10,483	—	(346)	12,266
Operating profit (loss)	1,518	3,455	(395)	(346)	4,232
June 30, 2013:
Net revenues	37,111	32,179	—	(7,291)	61,999
Gross profit	1,731	9,952	—	(265)	11,418
Operating profit (loss)	1,174	3,132	(375)	(265)	3,666
Total assets:
June 30, 2014	41,189	30,803	1,790	(1,189)	72,593
December 31, 2013	38,343	30,191	4,420	(1,428)	71,526
Goodwill:
June 30, 2014	21,233	6,893	—	—	28,126
December 31, 2013	19,658	6,884	—	—	26,542

(1)          Net revenues of the Pharmacy Services Segment include approximately $2.0 billion of retail co-payments for the three months ended both June 30, 2014 and 2013, as well as $4.2 billion of retail co-payments for the six months ended both June 30, 2014 and 2013.
(2)        Intersegment eliminations relate to two types of transactions: (i) Intersegment revenues that occur when Pharmacy Services Segment customers use Retail Pharmacy Segment stores to purchase covered products. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue on a stand-alone basis, and (ii) Intersegment revenues, gross profit and operating profit that occur when Pharmacy Services Segment customers, through the Company’s intersegment activities (such as the Maintenance Choice® program), elect to pick-up their maintenance prescriptions at Retail Pharmacy Segment stores instead of receiving them through the mail. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue, gross profit and operating profit on a standalone basis. The following amounts are eliminated in consolidation in connection with the intersegment activity described in item (ii) above: net revenues of $1.2 billion and $1.1 billion for the three months ended June 30, 2014 and 2013, respectively, and $2.3 billion and $2.0 billion for the six months ended June 30, 2014 and 2013, respectively; and gross profit and operating profit of $170 million and $127 million for the three months ended June 30, 2014 and 2013, respectively, and $346 million and $265 million for the six months ended June 30, 2014 and 2013, respectively.

Note 10 – Commitments and Contingencies

Lease Guarantees

Between 1991 and 1997, the Company sold or spun off a number of subsidiaries, including Bob’s Stores, Linens ‘n Things and Marshalls. In many cases, when a former subsidiary leased a store, the Company provided a guarantee of the store’s lease obligations. When the subsidiaries were disposed of, the Company’s guarantees remained in place, although each initial purchaser has indemnified the Company for any lease obligations the Company was required to satisfy. If any of the purchasers or any of the former subsidiaries were to become insolvent and failed to make the required payments under a store lease, the Company could be required to satisfy these obligations.

As of June 30, 2014, the Company guaranteed approximately 72 such store leases (excluding the lease guarantees related to Linens ‘n Things, which have been recorded as a liability on the condensed consolidated balance sheet), with the maximum remaining lease term extending through 2026. Management believes the ultimate disposition of any of the remaining guarantees will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or future cash flows.

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

•
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

•
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

•
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

•
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

•
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

•
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

•
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

•
In January 2012, the Company received a subpoena from the OIG requesting information about its Health Savings Pass program, a prescription drug discount program for uninsured or underinsured individuals, in connection with an investigation of possible false or otherwise improper claims for payment involving HHS programs. In February 2012, the Company also received a civil investigative demand from the Office of the Attorney General of the State of Texas requesting a copy of information produced under this OIG subpoena and other information related to prescription drug claims submitted by the Company's pharmacies to Texas Medicaid for reimbursement. In May 2014, the Company received a second set of civil investigative demands from the Attorney General of the State of Texas, requesting that the Company produce further information related to prescription drug claims submitted by the Company's pharmacies to Texas Medicaid for reimbursement. The Company is providing documents and other information in response to these requests for information.

•
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

•
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

•
In November 2012, the Company received a subpoena from the OIG requesting information concerning automatic refill programs used by pharmacies to refill prescriptions for customers. The Company has been cooperating and providing documents and other information in response to this request for information.

•
In March 2014, the Company received a subpoena from the United States Attorney’s Office for the District of Rhode Island, requesting documents and information concerning bona fide service fees and rebates received from certain pharmaceutical manufacturers in connection with certain drugs utilized under Part D of the Medicare Program. The Company has been cooperating with the government and producing documents in response to the subpoena.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
CVS Caremark Corporation

We have reviewed the condensed consolidated balance sheet of CVS Caremark Corporation (the Company) as of June 30, 2014, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2014 and 2013, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2014 and 2013. These financial statements are the responsibility of the Company's management.

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

August 5, 2014
Boston, Massachusetts

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of Our Business

CVS Caremark Corporation, together with its subsidiaries (collectively referred to in this document as “CVS Caremark”, the “Company”, “we”, "our" or “us”), is the largest pharmacy health care provider in the United States with integrated offerings across the entire spectrum of pharmacy care. We are uniquely positioned to deliver significant benefits to health plan sponsors through effective cost management solutions and innovative programs that engage plan members and promote healthier and more cost-effective behaviors. Our integrated pharmacy services model enhances our ability to offer plan members and consumers expanded choice, greater access and more personalized services to help them on their path to better health. We effectively manage pharmaceutical costs and improve health care outcomes through our pharmacy benefit management, mail service dispensing pharmacy and specialty pharmacy division, CVS Caremark® Pharmacy Services; our more than 7,700 CVS/pharmacy®, Longs Drugs® and Drogaria Onofre® retail stores; our retail-based health clinics subsidiary, MinuteClinic®; and our online retail pharmacies, CVS.com® and Onofre.com.br.

We currently have three reportable segments: Pharmacy Services, Retail Pharmacy and Corporate.

Pharmacy Services Segment

Our Pharmacy Services Segment provides a full range of PBM services, including mail service dispensing pharmacy, specialty pharmacy and infusion services, plan design and administration, formulary management, discounted drug purchase arrangements, Medicare Part D services, retail pharmacy network management services, prescription management systems, clinical services, disease management services and medical pharmacy management services. Our clients are primarily employers, insurance companies, unions, government employee groups, managed care organizations and other sponsors of health benefit plans and individuals throughout the United States. As a pharmacy benefits manager, we manage the dispensing of pharmaceuticals through our mail service dispensing pharmacies and national network of more than 68,000 retail pharmacies, consisting of over 41,000 chain pharmacies (which includes our CVS/pharmacy stores) and approximately 27,000 independent pharmacies, to eligible members in the benefit plans maintained by our clients and utilize our information systems to perform, among other things, safety checks, drug interaction screenings and brand to generic substitutions.

Our specialty pharmacies support individuals that require complex and expensive drug therapies. Our specialty pharmacy business includes mail order and retail specialty pharmacies that operate under the CVS Caremark® and CarePlus CVS/pharmacy® names. The Pharmacy Services Segment also provides health management programs, which include integrated condition management program for 17 rare conditions, through our Accordant® rare disease management offering. In addition, through our SilverScript Insurance Company subsidiary, we are a national provider of drug benefits to eligible beneficiaries under the Federal Government’s Medicare Part D program. The Pharmacy Services Segment operates under the CVS Caremark® Pharmacy Services, Caremark®, CVS Caremark®, CarePlus CVS/pharmacy®, CVS/caremarkTM, CVS/specialtyTM, RxAmerica®, Accordant®, SilverScript®, Novologix® and Coram® names. As of June 30, 2014, the Pharmacy Services Segment operated 24 retail specialty pharmacy stores, 11 specialty mail order pharmacies, four mail service dispensing pharmacies, and 84 branches and six centers of excellence for infusion and enteral services located in 41 states, Puerto Rico and the District of Columbia.

Retail Pharmacy Segment

Our Retail Pharmacy Segment sells prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, photo finishing, seasonal merchandise, greeting cards and convenience foods through our CVS/pharmacy, CVS®, Longs Drugs, and Drogaria Onofre retail stores and online through CVS.com and Onofre.com.br. Our Retail Pharmacy Segment derives the majority of its revenues through the sale of prescription drugs, which are dispensed by our more than 23,000 retail pharmacists. Our Retail Pharmacy Segment also provides health care services through our MinuteClinic health care clinics. MinuteClinics are staffed by nurse practitioners and physician assistants who utilize nationally recognized protocols to diagnose and treat minor health conditions, perform health screenings, monitor chronic conditions, and deliver vaccinations. As of June 30, 2014, our Retail Pharmacy Segment included 7,705 retail drugstores (of which 7,647 operated a pharmacy) located in 43 states, the District of Columbia, Puerto Rico and Brazil operating primarily under the CVS/pharmacy®, CVS®, Longs Drugs®, or Drogaria Onofre® names, 17 onsite pharmacies, 860 retail health care clinics operating under the MinuteClinic® name (of which 852 were located in CVS/pharmacy stores), and our online retail websites, CVS.com and Onofre.com.br.

Corporate Segment

The Corporate Segment provides management and administrative services to support the Company. The Corporate Segment consists of certain aspects of our executive management, corporate relations, legal, compliance, human resources, corporate information technology and finance departments.

Generic Sourcing Venture

In December 2013, we announced the signing of an agreement with Cardinal Health, Inc. ("Cardinal Health") to form a generic pharmaceutical sourcing entity. This entity began operations in July 2014 operating under the name Red Oak Sourcing, LLC (“Red Oak Sourcing”). The Red Oak Sourcing entity has an initial term of ten years. Under this arrangement, CVS Caremark and Cardinal Health contributed their sourcing and supply chain expertise to Red Oak Sourcing and agreed to source and negotiate generic pharmaceutical supply contracts for both companies through Red Oak Sourcing; however, Red Oak Sourcing will not own or hold inventory on behalf of either company. No physical assets (e.g., property and equipment) were contributed by either company to Red Oak Sourcing, and minimal funding was provided to capitalize the entity.

Results of Operations

The following discussion explains the material changes in our results of operations for the three and six months ended June 30, 2014 and 2013, and the significant developments affecting our financial condition since December 31, 2013. We strongly recommend that you read our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”) along with this report.

Summary of the Condensed Consolidated Financial Results:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2014	2013	2014	2013

Net revenues	$34,602	$31,248	$67,291	$61,999
Cost of revenues	28,278	25,407	55,025	50,581
Gross profit	6,324	5,841	12,266	11,418
Operating expenses	4,116	3,869	8,034	7,752
Operating profit	2,208	1,972	4,232	3,666
Interest expense, net	158	126	316	252
Income before income tax provision	2,050	1,846	3,916	3,414
Income tax provision	804	721	1,541	1,335
Income from continuing operations	1,246	1,125	2,375	2,079
Loss from discontinued operations, net of tax	—	(1)	—	(1)
Net income	$1,246	$1,124	$2,375	$2,078

Net Revenues

Net revenues increased approximately $3.4 billion, or 10.7%, and $5.3 billion, or 8.5%, in the three and six months ended June 30, 2014, respectively, as compared to the prior year. The increase in the Pharmacy Services Segment was primarily driven by net new business, growth in specialty pharmacy including the acquisition of Coram and the impact of Specialty Connect®, drug inflation and product mix. The increase in the Retail Pharmacy Segment was primarily due to an increase in pharmacy same store sales and revenue from new stores. Net revenues in both periods were negatively impacted by increased generic dispensing rates for both the Pharmacy Services and Retail Pharmacy segments. However, the impact in the three and six months ended June 30, 2014 was lower than in the prior year due to a slow down in significant generic drug introductions. Generic prescription drugs typically have a lower selling price than brand name prescription drugs.

Please see the section entitled “Segment Analysis” below for additional information regarding net revenues.

Gross Profit

Gross profit dollars increased $483 million and $848 million in the three and six months ended June 30, 2014, respectively, as compared to the prior year. Gross profit as a percentage of net revenues decreased approximately 40 basis points and 20 basis points to approximately 18.3% and 18.2% in the three and six months ended June 30, 2014, respectively, as compared to the prior year. The decrease was primarily due to a change in the mix of business, as the lower margin Pharmacy Services Segment grew faster than the Retail Pharmacy Segment. Gross profit dollars for both the three and six months ended June 30, 2014, were positively impacted by an increase in generic dispensing rates compared to the prior year. In addition, during the three and six months ended June 30, 2014, gross profit was positively impacted by $69 million from the State of California's final decision to exclude certain drugs from previously proposed retroactive reimbursement rate adjustments for the state administered Medicaid program. Of the $69 million, $53 million was attributed to the Retail Pharmacy Segment and $16 million was attributed to the Pharmacy Services Segment. The reimbursement rate adjustment was recorded as an increase in net revenues in the condensed consolidated statements of income for the three and six months ended June 30, 2014.

Please see the section entitled “Segment Analysis” below for additional information regarding gross profit.

Operating Expenses

Operating expenses increased $247 million, or 6.4%, and $282 million, or 3.6%, in the three and six months ended June 30, 2014, respectively, as compared to the prior year. Operating expenses as a percentage of net revenues decreased approximately 50 basis points and 60 basis points to 11.9% in both the three and six months ended June 30, 2014, as compared to 12.4% and 12.5% in the prior year, respectively. Operating expenses as a percentage of net revenues decreased for the three and six months ended June 30, 2014 due to expense leverage from sales growth in both operating segments. The increase in operating expense dollars in the three months ended June 30, 2014, was primarily due to incremental store operating costs associated with operating more stores in our Retail Pharmacy Segment and increased costs associated with infusion services in our Pharmacy Services Segment due to the acquisition of Coram. The increase in operating expense dollars in the six months ended June 30, 2014, was primarily due to incremental weather-related costs and store operating costs associated with operating more stores in our Retail Pharmacy Segment and increased costs associated with infusion services in our Pharmacy Services Segment due to the acquisition of Coram.

Please see the section entitled “Segment Analysis” below for additional information regarding operating expenses.

Interest Expense, net

Interest expense, net, increased $32 million and $64 million in the three and six months ended June 30, 2014, as compared to the prior year. This increase is primarily due to the increase in long-term debt outstanding as a result of the $4 billion debt issuance that occurred in December 2013.

For additional information on our financing activities, please see the “Liquidity and Capital Resources” section later in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Income Tax Provision

Our effective income tax rate was 39.2% and 39.3% for the three and six months ended June 30, 2014, respectively, compared to 39.1% for the three and six months ended June 30, 2013. The difference in the effective income tax rate for the three and six months ended June 30, 2014, was primarily due to certain permanent items.

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

In millions	Pharmacy Services Segment(1)	Retail Pharmacy Segment	Corporate Segment	Intersegment Eliminations (2)	Consolidated Totals
Three Months Ended
June 30, 2014:
Net revenues	$21,836	$16,871	$—	$(4,105)	$34,602
Gross profit	1,195	5,299	—	(170)	6,324
Operating profit (loss)	878	1,705	(205)	(170)	2,208
June 30, 2013:
Net revenues	18,800	16,139	—	(3,691)	31,248
Gross profit	963	5,005	—	(127)	5,841
Operating profit (loss)	675	1,600	(176)	(127)	1,972
Six Months Ended
June 30, 2014:
Net revenues	42,031	33,351	—	(8,091)	67,291
Gross profit	2,129	10,483	—	(346)	12,266
Operating profit (loss)	1,518	3,455	(395)	(346)	4,232
June 30, 2013:
Net revenues	37,111	32,179	—	(7,291)	61,999
Gross profit	1,731	9,952	—	(265)	11,418
Operating profit (loss)	1,174	3,132	(375)	(265)	3,666

(1)
Net revenues of the Pharmacy Services Segment includes approximately $2.0 billion of retail co-payments for the three months ended both June 30, 2014 and 2013, as well as $4.2 billion of retail co-payments for the six months ended both June 30, 2014 and 2013.

(2)
Intersegment eliminations relate to two types of transaction: (i) Intersegment revenues that occur when Pharmacy Services Segment customers use Retail Pharmacy Segment stores to purchase covered products. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue on a stand-alone basis, and (ii) Intersegment revenues, gross profit and operating profit that occur when Pharmacy Services Segment customers, through the Company's intersegment activities (such as the Maintenance Choice® program), elect to pick-up their maintenance prescriptions at Retail Pharmacy Segment stores instead of receiving them through the mail. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue, gross profit and operating profit on a standalone basis. The following amounts are eliminated in consolidation in connection with the intersegment activity described in item (ii) above: net revenues of $1.2 billion and $1.1 billion for the three months ended June 30, 2014 and 2013, respectively, and $2.3 billion and $2.0 billion for the six months ended June 30, 2014 and 2013, respectively; and gross profit and operating profit of $170 million and $127 million for the three months ended June 30, 2014 and 2013, respectively, and $346 million and $265 million for the six months ended June 30, 2014 and 2013, respectively.

Pharmacy Services Segment

The following table summarizes our Pharmacy Services Segment’s performance for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2014	2013	2014	2013

Net revenues	$21,836	$18,800	$42,031	$37,111
Gross profit	1,195	963	2,129	1,731
Gross profit % of net revenues	5.5%	5.1%	5.1%	4.7%
Operating expenses	317	288	611	557
Operating expense % of net revenues	1.5%	1.5%	1.5%	1.5%
Operating profit	878	675	1,518	1,174
Operating profit % of net revenues	4.0%	3.6%	3.6%	3.2%
Net revenues(1)(4):
Mail choice(2)	$7,753	$6,036	$14,587	$11,905
Pharmacy network(3)	14,025	12,709	27,327	25,100
Other	58	55	117	105
Pharmacy claims processed(1):
Total	230.9	226.6	458.7	454.3
Mail choice(2)	20.5	20.7	40.3	41.3
Pharmacy network(3)	210.4	205.9	418.4	413.0
Generic dispensing rate(1):
Total	82.4%	80.7%	82.0%	80.6%
Mail choice(2)	74.6%	75.8%	72.5%	75.6%
Pharmacy network(3)	83.2%	81.1%	83.0%	81.0%
Mail choice penetration rate	21.6%	22.4%	21.4%	22.3%

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

(4)
In May 2014, the Company implemented Specialty Connect, which integrates the Company's mail and retail capabilities, providing members with the choice to bring their specialty prescriptions to any CVS/pharmacy location. Whether submitted through our mail order pharmacy or at CVS/pharmacy, all prescriptions are filled through the Company’s specialty mail order pharmacies, so all revenue from this specialty prescription services program is recorded within the Pharmacy Services Segment. Members then can choose to pick up their medication at their local CVS/pharmacy or have it sent to their home through the mail.

Medicare Part D

The Company participates in the Medicare Part D program by (1) providing Medicare Part D‐related PBM services to our health plan and other clients that have qualified as Medicare Part D plans, and (2) offering Medicare Part D pharmacy benefits through the Company’s own SilverScript prescription drug plan ("PDP"), which offers benefits to individual members and through employer group waiver plans. At the beginning of the 2013 Medicare Part D plan year, the Company implemented an enrollment systems conversion process and other actions to consolidate its Medicare Part D PDPs into the Company's SilverScript PDP. These consolidation efforts impacted certain enrollment and coverage determination services the Company provided to SilverScript enrollees following commencement of the 2013 plan year. Effective January 15, 2013, the Centers for Medicare and Medicaid Services (“CMS”) imposed intermediate sanctions on the SilverScript PDP, consisting of immediate suspension of further plan enrollment and marketing activities. On December 20, 2013, the Company announced that CMS completed its review of the corrective actions taken to address the enrollment processing and related issues resulting from the Company’s plan consolidation efforts and the sanctions were removed. SilverScript began to enroll new choosers with effective dates starting in February as they aged into Medicare. The low income subsidy ("LIS") auto-enrollment and annual reassignment exclusion was lifted on February 21, 2014 and SilverScript began receiving LIS enrollees again with effective dates May 1, 2014 and forward.

Net Revenues

Net revenues increased $3.0 billion, or 16.2%, to $21.8 billion in the three months ended June 30, 2014, as compared to the prior year. As you review our Pharmacy Services Segment’s performance in this area, we believe you should consider the following important information that impacted the three months ended June 30, 2014:

•
Our mail choice claims processed decreased 1.0% to 20.5 million claims in the three months ended June 30, 2014, compared to 20.7 million claims in the prior year. The decrease in mail choice claims was driven by a decline in traditional mail volumes, which was partially offset by growth in our Maintenance Choice program.

•	Our average revenue per mail choice claim increased by 29.7%, compared to the prior year. This increase was primarily due to growth in specialty pharmacy, drug inflation and product mix.

•
Our pharmacy network claims processed increased 2.2% to 210.4 million claims in the three months ended June 30, 2014, compared to 205.9 million claims in the prior year. The increase in the pharmacy network claim volume was primarily due to net new business and growth in Managed Medicaid, partially offset by a decrease in Medicare Part D claims. Medicare Part D claims were negatively impacted by the CMS sanctions in place during 2013 discussed previously in this section.

•
Our average revenue per pharmacy network claim processed increased 8.0%, as compared to the prior year. This increase was primarily due to drug inflation and changes in the drug mix, partially offset by increases in the generic dispensing rate.

•
In May 2014, the Company implemented Specialty Connect, which integrates the Company's mail and retail capabilities, providing members with the choice to bring their specialty prescriptions to any CVS/pharmacy location. Whether submitted through our mail order pharmacy or at CVS/pharmacy, all prescriptions are filled through the Company’s specialty mail order pharmacies, so all revenue from this specialty prescription services program is recorded within the Pharmacy Services Segment. Members then can choose to pick up their medication at their local CVS/pharmacy or have it sent to their home through the mail.

Net revenues increased $4.9 billion, or 13.3%, to approximately $42.0 billion in the six months ended June 30, 2014, as compared to the prior year. As you review our Pharmacy Services Segment’s performance in this area, we believe you should consider the following important information that impacted the six months ended June 30, 2014:

•
Our mail choice claims processed decreased 2.3% to 40.3 million claims in the six months ended June 30, 2014, compared to 41.3 million claims in the prior year. The decrease in mail choice claims was driven by a decline in traditional mail volumes, which was partially offset by growth in our Maintenance Choice program.

•	Our average revenue per mail choice claim increased by 25.4%, compared to the prior year. This increase was primarily due to growth in specialty pharmacy, drug inflation and product mix.

•
Our pharmacy network claims processed increased 1.3% to 418.4 million claims in the six months ended June 30, 2014, compared to 413.0 million claims in the prior year. The increase in the pharmacy network claim volume was primarily due to net new business and growth in Managed Medicaid, partially offset by a decrease in Medicare Part D claims. Medicare Part D claims were negatively impacted by the CMS sanctions in place during 2013 discussed previously in this section.

•
Our average revenue per pharmacy network claim processed increased 7.5%, as compared to the prior year. This increase was primarily due to drug inflation and changes in the drug mix, partially offset by increases in the generic dispensing rate.

Gross Profit

Gross profit in our Pharmacy Services Segment includes net revenues less cost of revenues. Cost of revenues includes (i) the cost of pharmaceuticals dispensed, either directly through our mail service, specialty mail and specialty retail pharmacies or indirectly through our retail pharmacy networks, (ii) shipping and handling costs and (iii) the operating costs of our mail service dispensing pharmacies, customer service operations and related information technology support.

Gross profit increased $232 million, or 24.0%, to approximately $1.2 billion in the three months ended June 30, 2014, as compared to the prior year. Gross profit as a percentage of net revenues increased to 5.5% in the three months ended June 30, 2014, compared to 5.1% in the prior year. Gross profit increased $398 million, or 23.0%, to approximately $2.1 billion in the six months ended June 30, 2014, as compared to the prior year. Gross profit as a percentage of net revenues increased to 5.1% in the six months ended June 30, 2014, compared to 4.7% in the prior year. The increase in gross profit dollars and the increase in gross profit as a percentage of net revenues were primarily due to the acquisition of Coram, an increase in generic dispensing and favorable purchasing economics, partially offset by price compression. In addition, gross profit dollars and margin for the three and six months ended June 30, 2014, were positively impacted by $16 million related to the favorable resolution of previously proposed retroactive reimbursement rate changes in the State of California Medicaid program.

As you review our Pharmacy Services Segment’s performance in this area, we believe you should consider the following important information that impacted the three and six months ended June 30, 2014:

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

•
Our gross profit as a percentage of revenues benefited from the increase in our total generic dispensing rate, which increased to 82.4% and 82.0% in the three and six months ended June 30, 2014, respectively, compared to our generic dispensing rates of 80.7% and 80.6% in the prior year, respectively. This increase was primarily due to new generic drug introductions and our continual efforts to encourage plan members to use clinically appropriate generic drugs when they are available. We expect the trend in generic introductions to continue, albeit at a slower pace.

Operating Expenses

Operating expenses in our Pharmacy Services Segment include selling, general and administrative expenses; depreciation and amortization related to selling, general and administrative activities; and expenses related to specialty retail pharmacies, which includes store and administrative payroll, employee benefits and occupancy costs.

Operating expenses increased $29 million to $317 million, or 1.5% as a percentage of net revenues, in the three months ended June 30, 2014, compared to $288 million, or 1.5% as a percentage of net revenues, in the prior year. Operating expenses increased $54 million to $611 million, or 1.5% as a percentage of net revenues, in the six months ended June 30, 2014, compared to $557 million, or 1.5% as a percentage of net revenues, in the prior year. The increase in operating expense dollars for both the three and six months ended June 30, 2014 is primarily related to increased costs associated with infusion services due to the acquisition of Coram. The increase in operating expenses for the six months ended June 30, 2014 was also due to costs associated with our Medicare Part D program. Operating expenses as a percentage of net revenues remained flat.

Retail Pharmacy Segment

The following table summarizes our Retail Pharmacy Segment’s performance for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2014	2013	2014	2013

Net revenues	$16,871	$16,139	$33,351	$32,179
Gross profit	5,299	5,005	10,483	9,952
Gross profit % of net revenues	31.4%	31.0%	31.4%	30.9%
Operating expenses	3,594	3,404	7,028	6,819
Operating expense % of net revenues	21.3%	21.1%	21.1%	21.2%
Operating profit	1,705	1,600	3,455	3,132
Operating profit % of net revenues	10.1%	9.9%	10.4%	9.7%
Retail prescriptions filled (90 Day = 3 Rx) (1)	230.3	219.7	457.4	440.1
Net revenue increase:
Total	4.5%	2.0%	3.6%	1.1%
Pharmacy	5.4%	2.4%	4.8%	0.6%
Front store	1.1%	1.1%	(0.6)%	2.1%
Total prescription volume (90 Day = 3 Rx) (1)	4.8%	5.9%	3.8%	5.7%
Same store increase (decrease)(2):
Total sales	3.3%	0.5%	2.4%	(0.4)%
Pharmacy sales	5.0%	1.0%	4.4%	(0.8)%
Front store sales	(0.4)%	(0.4)%	(2.1)%	0.5%
Prescription volume (90 Day = 3 Rx) (1)	3.9%	5.0%	3.0%	4.8%
Generic dispensing rate	83.5%	81.9%	83.2%	81.6%
Pharmacy % of total revenues	69.6%	69.1%	69.8%	69.0%
Third party % of pharmacy revenue	98.7%	97.8%	98.5%	97.8%

(1)
Includes the adjustment to convert 90-day prescriptions to the equivalent of three 30-day prescriptions. This adjustment reflects the fact that these prescriptions include approximately three times the amount of product days supplied compared to a normal prescription.

(2)	Same store sales exclude revenues from MinuteClinic and stores in Brazil.

As of June 30, 2014, we operated 7,705 retail drugstores, compared to 7,553 retail drugstores as of June 30, 2013.

Net Revenues

Net revenues increased $732 million, or 4.5%, to $16.9 billion in the three months ended June 30, 2014, as compared to the prior year. Net revenues increased $1.2 billion, or 3.6%, to $33.4 billion in the six months ended June 30, 2014, as compared to the prior year. As you review our Retail Pharmacy Segment’s performance in this area, we believe you should consider the following important information that impacted the three and six months ended June 30, 2014:

•	Net revenues from new stores accounted for approximately 100 basis points of the increase in our total net revenues for the three and six months ended June 30, 2014.

•
Front store same store sales decreased by 0.4% and 2.1% for the three and six months ended June 30, 2014, respectively, compared to the prior year. The decrease in front store same store sales for the three months ended June 30, 2014 is primarily due to a decrease in customer traffic, partially offset by an increase in basket size and the shift of the Easter holiday from March in 2013 to April in 2014. The shift of the Easter holiday positively impacted front store same store sales by approximately 80 basis points for the three months ended June 30, 2014. The decrease in front store same store sales for the six months ended June 30, 2014 is primarily due to a decrease in customer traffic, as well as a less severe flu season than the prior year and extreme weather conditions across much of the United States during the first quarter, partially offset by an increase in basket size. Front store same store sales would have been approximately 110 and 70 basis points higher for the three and six months ended June 30, 2014, respectively, if tobacco and the estimated associated basket sales were excluded from both of the three and six months ended June 30, 2014 and 2013.

•
Pharmacy same store sales increased 5.0% and 4.4% for the three and six months ended June 30, 2014, respectively, as compared to the prior year. The increase in pharmacy same store sales was primarily due to the increase in same store script growth of 3.9% and 3.0% for the three and six months ended June 30, 2014, respectively, as well as drug inflation. Pharmacy same store sales for the six months ended June 30, 2014 were negatively impacted by a lower incidence of flu compared to last year's strong flu season and extreme weather conditions across much of the United States in the first quarter, which led to fewer physician visits and prescriptions written. Pharmacy same store sales for the three and six months ended June 30, 2014 were negatively impacted by approximately 130 and 80 basis points, respectively, from the implementation of Specialty Connect. The implementation of Specialty Connect had a greater effect on revenues than on prescription volumes due to the higher dollar value of specialty products.

•
Pharmacy revenues continue to be negatively impacted by the conversion of brand name drugs to equivalent generic drugs, which typically have a lower selling price. Pharmacy same store sales were negatively impacted by approximately 160 and 140 basis points for the three and six months ended June 30, 2014, respectively, due to recent generic introductions. The generic dispensing rate grew to 83.5% and 83.2% for the three and six months ended June 30, 2014, respectively, compared to 81.9% and 81.6%, respectively, in the prior year. In addition, our pharmacy revenue growth has also been affected by the lack of significant new brand name drug introductions and higher consumer co-payments and co-insurance arrangements, continued reimbursement pressure, as well as, an increase in the number of over-the-counter remedies that were historically only available by prescription.

•
Pharmacy revenue growth continued to benefit from the increased utilization by Medicare Part D beneficiaries, our ability to attract and retain managed care customers and favorable industry trends. These trends include an aging American population; many “baby boomers” are now in their fifties and sixties and are consuming a greater number of prescription drugs, as well as expanded coverage from the Affordable Care Act. In addition, the increased use of pharmaceuticals as the first line of defense for individual health care also contributed to the growing demand for pharmacy services. We believe these favorable industry trends will continue.

Gross Profit

Gross profit in our Retail Pharmacy Segment includes net revenues less the cost of merchandise sold in the period and the related purchasing costs, warehousing costs, delivery costs and actual and estimated inventory losses.

Gross profit increased $294 million, or 5.9%, to $5.3 billion in the three months ended June 31, 2014, as compared to the prior year. Gross profit as a percentage of net revenues increased to 31.4% in the three months ended June 30, 2014, compared to 31.0% in the prior year. Gross profit increased $531 million, or 5.3%, to $10.5 billion in the six months ended June 30, 2014, compared to the prior year. Gross profit as a percentage of net revenues increased to 31.4% in the six months ended June 30, 2014, compared to 30.9% in the prior year.

The increase in gross profit dollars was primarily driven by increases in generic dispensing rate and increased sales. The increase in gross profit as a percentage of net revenues was primarily driven by increased pharmacy margins due to the positive impact of increased generic dispensing rates, partially offset by continued reimbursement pressure and a higher percentage of third party revenues. In addition, gross profit dollars and margin for the three and six months ended June 30, 2014, were positively impacted by $53 million related to the favorable resolution of previously proposed retroactive reimbursement rate changes in the State of California Medicaid program. We expect the trend of new generic introductions to continue, albeit at a slower pace.

As you review our Retail Pharmacy Segment’s performance in this area, we believe you should consider the following important information that impacted the three and six months ended June 30, 2014:

•
Sales to customers covered by third party insurance programs are a significant component of our retail pharmacy business. On average, our gross profit rate on third party pharmacy revenues is lower than our gross profit on cash pharmacy revenues. Third party revenues were 98.7% and 98.5% in the three and six months ended June 30, 2014, respectively, compared to 97.8% in the three and six months ended June 30, 2013. The increase is primarily due to the Affordable Care Act, which has led to more customers having insurance coverage.

•
Front store revenues as a percentage of total revenues for the three and six months ended June 30, 2014 was 29.9% and 29.7%, respectively, compared to 30.9% and 31.0% in the prior year, respectively. On average, our gross profit on front store revenues is higher than our average gross profit on pharmacy revenues. Pharmacy revenues as a percentage of total revenues increased approximately 50 and 80 basis points in the three and six months ended June 30, 2014, respectively, compared to the prior year. The negative effect of the sales shift was offset by an increase in pharmacy margins.

•
During the three and six months ended June 30, 2014, our front store gross profit as a percentage of net revenues decreased compared to the same period in the prior year. The decrease is primarily related to our decision to stop selling tobacco products and reserves established in connection with a vendor that filed for bankruptcy.

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

Operating expenses increased $190 million to $3.6 billion, or 21.3% as a percentage of net revenues, in the three months ended June 30, 2014, as compared to $3.4 billion, or 21.1% as a percentage of net revenues, in the prior year. Operating expenses increased $209 million to $7.0 billion, or 21.1% as a percentage of net revenues, in the six months ended June 30, 2014, as compared to $6.8 billion, or 21.2% as a percentage of net revenues, in the prior year. The increase in operating expense dollars for the three and six months ended June 30, 2014, was primarily due to incremental store operating costs associated with operating more stores, as well as increased benefits and legal costs. The increase in operating expense dollars for the six months ended June 30, 2014, was also due to incremental weather-related costs due to the extreme weather conditions across much of the United States during the first three months of the year. Operating expenses as a percentage of net revenues for the three and six months ended June 30, 2014, remained relatively flat.

Corporate Segment

Operating Expenses

Operating expenses in our Corporate Segment include expenses from the Company's executive management, corporate relations, legal, compliance, human resources, corporate information technology and finance related costs. Operating expenses increased $29 million, or 16.8%, to $205 million and $20 million, or 5.6%, to $395 million in the three and six months ended June 30, 2014, respectively, as compared to the prior year. The increase in operating expenses for the three and six months ended June 30, 2014 was primarily related to benefits costs and strategic initiatives.

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

Net cash provided by operating activities was $3.1 billion in the six months ended June 30, 2014, compared to $2.5 billion in the six months ended June 30, 2013. The $0.6 billion increase in cash provided by operating activities is primarily due to the increase in net income and the timing of payments.

Net cash used in investing activities was approximately $3.2 billion in the six months ended June 30, 2014, compared to $1.1 billion in the six months ended June 30, 2013. The increase in cash used in investing activities is primarily due to the $2.1 billion in cash consideration paid for the acquisition of Coram in January 2014.

Net cash used in financing activities was $2.4 billion in the six months ended June 30, 2014, compared to net cash used in financing activities of $1.6 billion in the six months ended June 30, 2013. The $0.8 billion increase in cash used in financing activities was primarily due to an increase in share repurchases and dividends paid, partially offset by the absence of commercial paper activity in the current year.

On December 17, 2013, the Company's Board of Directors authorized a new share repurchase program for up to $6.0 billion of outstanding common stock (the "2013 Repurchase Program"). On September 19, 2012, the Company’s Board of Directors authorized a share repurchase program for up to $6.0 billion of outstanding common stock (the “2012 Repurchase Program”). The share repurchase authorizations, each of which was effective immediately, permitted the Company to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase transactions, and/or other derivative transactions. During the six months ended June 30, 2014, the Company repurchased an aggregate of 27.0 million shares of common stock for approximately $2.0 billion pursuant to the 2013 and 2012 Repurchase Programs. As of June 30, 2014, approximately $4.7 billion remained available for future repurchases under the 2013 Repurchase Program and the 2012 Repurchase Program was complete. The 2013 Repurchase Programs may be modified or terminated by the Board of Directors at any time.

We did not have any outstanding commercial paper as of June 30, 2014. In connection with our commercial paper program, we maintain a $1.25 billion, five-year unsecured back-up credit facility, which expires on February 17, 2017, and a $1.0 billion, five-year unsecured back-up credit facility, which expires on May 23, 2018, and a $1.25 billion, five-year unsecured back-up credit facility, which expires on July 24, 2019. The credit facilities allow for borrowings at various rates that are dependent, in part, on the Company’s public debt ratings and require the Company to pay a weighted average quarterly facility fee of approximately 0.03%, regardless of usage. As of June 30, 2014, there were no borrowings outstanding under the back-up credit facilities.

Our back-up credit facilities and unsecured senior notes contain customary restrictive financial and operating covenants. These covenants do not include a requirement for the acceleration of our debt maturities in the event of a downgrade in our credit rating. We do not believe the restrictions contained in these covenants materially affect our financial or operating flexibility.

As of June 30, 2014, our long-term debt was rated “Baa1” by Moody’s with a stable outlook and “BBB+” by Standard & Poor’s with a stable outlook, and our commercial paper program was rated “P-2” by Moody’s and “A-2” by Standard & Poor’s. In assessing our credit strength, we believe that both Moody’s and Standard & Poor’s considered, among other things, our capital structure and financial policies as well as our consolidated balance sheet, our historical acquisition activity and other financial information. Although we currently believe our long-term debt ratings will remain investment grade, we cannot guarantee the future actions of Moody’s and/or Standard & Poor’s. Our debt ratings have a direct impact on our future borrowing costs, access to capital markets and new store operating lease costs.

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

•
Regulatory changes, business changes and compliance requirements and restrictions that may be imposed by Centers for Medicare and Medicaid Services ("CMS"), Office of Inspector General or other government agencies relating to the Company's participation in Medicare, Medicaid and other federal and state government-funded programs, including sanctions and remedial actions that may be imposed by CMS on its Medicare Part D business.

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

•
Risks relating to any failure to properly maintain our information technology systems, our information security systems and our infrastructure to support our business and to protect the privacy and security of sensitive customer and business information.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2014, the Company did not have any interest rate, foreign currency exchange rate or commodity derivative instruments in place and believes that as of June 30, 2014 its exposure to interest rate risk (inherent in the Company's debt portfolio), foreign currency exchange rate risk and commodity price risk is not material.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of June 30, 2014, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to provide reasonable assurance that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II
Item 1. Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our 2013 Annual Report on Form 10-K. The following discussion is limited to certain recent developments concerning our legal proceedings and should be read in conjunction with those earlier reports.

1.
In January 2012, the Company received a subpoena from the OIG requesting information about its Health Savings Pass program, a prescription drug discount program for uninsured or underinsured individuals, in connection with an investigation of possible false or otherwise improper claims for payment involving HHS programs. In February 2012, the Company also received a civil investigative demand from the Office of the Attorney General of the State of Texas requesting a copy of information produced under this OIG subpoena and other information related to prescription drug claims submitted by the Company's pharmacies to Texas Medicaid for reimbursement. In May 2014, the Company received a second set of civil investigative demands from the Attorney General of the State of Texas, requesting that the Company produce further information related to prescription drug claims submitted by the Company's pharmacies to Texas Medicaid for reimbursement. The Company is providing documents and other information in response to these requests for information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table presents the total number of shares purchased in the three months ended June 30, 2014, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to the 2013 Repurchase Program. See Note 4 to the condensed consolidated financial statements.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2014 through April 30, 2014	7,150,000	$73.83	7,150,000	$5,364,206,202
May 1, 2014 through May 31, 2014	7,523,535	$75.39	7,523,535	$4,796,981,422
June 1, 2014 through June 30, 2014	1,345,900	$77.93	1,345,900	$4,692,098,175
Totals	16,019,435		16,019,435

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

10.1
Second Amended and Restated Credit Agreement, dated as of July 24, 2014, by and among the Registrant, the lenders party thereto, Barclays Bank PLC and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, Bank of America, N.A. and Wells Fargo Bank, N.A., as Co-Documentation Agents, and The Bank of New York Mellon, as Administrative Agent.

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

101
The following materials from the CVS Caremark Corporation Quarterly Report on Form 10-Q for the three and six months ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related Footnotes to the Condensed Consolidated Financial Statements.

Signatures:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CVS Caremark Corporation
(Registrant)

/s/ David M. Denton

David M. Denton
Executive Vice President and
Chief Financial Officer
August 5, 2014