Form 10-Q
period 2014-09-30
CVS HEALTH Corp
filed 2014-11-04
CIK 64803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to _________.

Commission File Number 001-01011

CVS HEALTH CORPORATION
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

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Common Stock, $0.01 par value, issued and outstanding at October 30, 2014:

1,146,383,477 shares

Part I	Item 1

CVS Health Corporation
(formerly CVS Caremark Corporation)
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2014	2013	2014	2013

Net revenues	$35,021	$31,932	$102,312	$93,931
Cost of revenues	28,553	25,905	83,578	76,487
Gross profit	6,468	6,027	18,734	17,444
Operating expenses	4,222	3,873	12,256	11,624
Operating profit	2,246	2,154	6,478	5,820
Interest expense, net	153	122	469	374
Loss on early extinguishment of debt	521	—	521	—
Income before income tax provision	1,572	2,032	5,488	5,446
Income tax provision	624	777	2,165	2,112
Income from continuing operations	948	1,255	3,323	3,334
Loss from discontinued operations, net of tax	—	(6)	—	(7)
Net income	$948	$1,249	$3,323	$3,327

Basic earnings per share:
Income from continuing operations	$0.82	$1.03	$2.84	$2.72
Loss from discontinued operations	$—	$—	$—	$(0.01)
Net income	$0.82	$1.03	$2.84	$2.71
Weighted average basic shares outstanding	1,157	1,218	1,167	1,226

Diluted earnings per share:
Income from continuing operations	$0.81	$1.02	$2.82	$2.70
Loss from discontinued operations	$—	$—	$—	$(0.01)
Net income	$0.81	$1.02	$2.82	$2.70
Weighted average diluted shares outstanding	1,164	1,226	1,175	1,234

Dividends declared per share	$0.275	$0.225	$0.825	$0.675

See accompanying notes to condensed consolidated financial statements.

CVS Health Corporation
(formerly CVS Caremark Corporation)
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2014	2013	2014	2013

Net income	$948	$1,249	$3,323	$3,327
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(29)	3	(14)	(15)
Cash flow hedges, net of tax	1	1	3	2
Total other comprehensive income (loss)	(28)	4	(11)	(13)
Comprehensive income	$920	$1,253	$3,312	$3,314

See accompanying notes to condensed consolidated financial statements.

CVS Health Corporation
(formerly CVS Caremark Corporation)
Condensed Consolidated Balance Sheets
(Unaudited)

In millions, except per share amounts	September 30, 2014	December 31, 2013

Assets:
Cash and cash equivalents	$1,132	$4,089
Short-term investments	78	88
Accounts receivable, net	10,828	8,729
Inventories	11,613	11,045
Deferred income taxes	1,042	902
Other current assets	644	472
Total current assets	25,337	25,325
Property and equipment, net	8,694	8,615
Goodwill	28,151	26,542
Intangible assets, net	9,854	9,529
Other assets	1,540	1,515
Total assets	$73,576	$71,526

Liabilities:
Accounts payable	$6,033	$5,548
Claims and discounts payable	5,400	4,548
Accrued expenses	5,433	4,768
Short-term debt	775	—
Current portion of long-term debt	572	561
Total current liabilities	18,213	15,425
Long-term debt	11,709	12,841
Deferred income taxes	4,051	3,901
Other long-term liabilities	1,494	1,421
Commitments and contingencies (Note 12)	—	—

Shareholders’ equity:
CVS Health shareholders' equity:
Preferred stock, par value $0.01: 0.1 share authorized; none issued or outstanding	—	—
Common stock, par value $0.01: 3,200 shares authorized; 1,690 shares issued and 1,153 shares outstanding at September 30, 2014 and 1,680 shares issued and 1,180 shares
outstanding at December 31, 2013	17	17
Treasury stock, at cost: 536 shares at September 30, 2014 and 500 shares at December 31,
2013	(22,877)	(20,169)
Shares held in trust: 1 share at September 30, 2014 and December 31, 2013	(31)	(31)
Capital surplus	30,310	29,777
Retained earnings	30,845	28,493
Accumulated other comprehensive income (loss)	(160)	(149)
Total CVS Health shareholders' equity	38,104	37,938
Noncontrolling interest	5	—
Total shareholders’ equity	38,109	37,938
Total liabilities and shareholders’ equity	$73,576	$71,526

See accompanying notes to condensed consolidated financial statements.

CVS Health Corporation
(formerly CVS Caremark Corporation)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
In millions	2014	2013
Cash flows from operating activities:
Cash receipts from customers	$95,816	$85,408
Cash paid for inventory and prescriptions dispensed by retail network pharmacies	(77,067)	(67,826)
Cash paid to other suppliers and employees	(11,267)	(10,760)
Interest received	11	5
Interest paid	(458)	(369)
Income taxes paid	(2,321)	(2,213)
Net cash provided by operating activities	4,714	4,245

Cash flows from investing activities:
Purchases of property and equipment	(1,436)	(1,330)
Proceeds from sale-leaseback transactions	328	156
Proceeds from sale of property and equipment	8	13
Acquisitions (net of cash acquired) and other investments	(2,392)	(354)
Purchase of available-for-sale investments	(161)	(107)
Sales/maturities of available-for-sale investments	119	—
Net cash used in investing activities	(3,534)	(1,622)

Cash flows from financing activities:
Increase in short-term debt	775	124
Proceeds from issuance of long-term debt	1,483	—
Repayments of long-term debt	(3,086)	—
Dividends paid	(971)	(829)
Proceeds from exercise of stock options	378	431
Excess tax benefits from stock-based compensation	89	48
Repurchase of common stock	(2,801)	(2,272)
Net cash used in financing activities	(4,133)	(2,498)
Effect of exchange rate changes on cash and cash equivalents	(4)	5
Net increase (decrease) in cash and cash equivalents	(2,957)	130
Cash and cash equivalents at beginning of period	4,089	1,375
Cash and cash equivalents at end of period	$1,132	$1,505

Reconciliation of net income to net cash provided by operating activities:
Net income	$3,323	$3,327
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,442	1,412
Stock-based compensation	121	101
Loss on early extinguishment of debt	521	—
Deferred income taxes and other noncash items	(64)	129
Change in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(1,872)	(1,518)
Inventories	(449)	(79)
Other current assets	(160)	176
Other assets	(19)	(125)
Accounts payable and claims and discounts payable	1,222	697
Accrued expenses	676	76
Other long-term liabilities	(27)	49
Net cash provided by operating activities	$4,714	$4,245

See accompanying notes to condensed consolidated financial statements.

CVS Health Corporation
(formerly CVS Caremark Corporation)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CVS Health Corporation (formerly CVS Caremark Corporation) (“CVS Health” or the “Company”) have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. In accordance with such rules and regulations, certain information and accompanying note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in Exhibit 13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries and variable interest entities for which the Company is the primary beneficiary. All material intercompany balances and transactions have been eliminated.

The Company continually evaluates its investments to determine if they represent variable interests in a variable interest entity (“VIE”). If the Company determines that it has a variable interest in a VIE, the Company then evaluates if it is the primary beneficiary of the VIE. The evaluation is a qualitative assessment as to whether the Company has the ability to direct the activities of a VIE that most significantly impact the entity’s economic performance. The Company consolidates a VIE if it is considered to be the primary beneficiary.

Assets and liabilities of VIEs for which the Company is the primary beneficiary were not significant to the Company’s consolidated financial statements. VIE creditors do not have recourse against the general credit of the Company.

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

As of September 30, 2014, the carrying value of cash and cash equivalents, short-term and long-term investments, accounts receivable and accounts payable approximated their fair value due to the nature of these financial instruments. The Company invests in money market funds, commercial paper and time deposits that are classified as cash and cash equivalents within the accompanying condensed consolidated balance sheets, as these funds are highly liquid and readily convertible to known amounts of cash. These investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company’s short-term investments consist of certificates of deposit with initial maturities of greater than three months when purchased that mature in less than one year from the balance sheet date. The Company's long-term investments, which are classified as noncurrent other assets within the accompanying condensed consolidated balance sheet, consist of certificates of deposit and money market funds. These investments, which are classified within Level 1 of the fair value hierarchy, are carried at fair value, which approximated historical cost at September 30, 2014. The carrying amount and estimated fair value of the Company’s total long-term debt was $12.3 billion and $13.1 billion, respectively, as of September 30, 2014. The fair value of the Company’s long-term debt was estimated based on quoted prices currently offered in active markets for the Company’s debt, which is considered Level 1 of the fair value hierarchy.

Generic Sourcing Venture

In July 2014, the Company and Cardinal Health, Inc. (“Cardinal”) established Red Oak Sourcing, LLC (“Red Oak”), a generic pharmaceutical sourcing entity in which the Company and Cardinal each own 50%. The Red Oak arrangement has an initial term of ten years. Under this arrangement, the Company and Cardinal contributed their sourcing and supply chain expertise to Red Oak and agreed to source and negotiate generic pharmaceutical supply contracts for both companies through Red Oak; however, Red Oak does not own or hold inventory on behalf of either company. No physical assets (e.g., property and equipment) were contributed to Red Oak by either company and minimal funding was provided to capitalize Red Oak.

Red Oak is a variable interest entity. The Company has determined that it is the primary beneficiary of this variable interest entity because it has the ability to direct the activities of Red Oak. Consequently, the Company consolidates Red Oak in its condensed consolidated financial statements within its Retail Pharmacy Segment. Revenues associated with Red Oak expenses reimbursed by Cardinal for the three months ended September 30, 2014 and amounts due to Cardinal from Red Oak at September 30, 2014 were immaterial.

Cardinal is required to pay the Company 39 quarterly payments of $25.6 million commencing in October 2014 and, if certain milestones are achieved, it will pay additional predetermined quarterly amounts to the Company beginning in the third quarter of 2015. The payments will reduce the Company’s carrying cost of inventory and will be recognized in cost of revenues when the related inventory is sold.

Related Party Transactions

The Company has an equity method investment in SureScripts, LLC ("SureScripts"), which operates a clinical health information network. The Pharmacy Services and Retail Pharmacy segments utilize this clinical health information network in providing services to client plan members and retail customers. The Company expensed fees of approximately $7 million and $12 million in the three months ended September 30, 2014 and 2013, respectively, and $34 million and $35 million in the nine months ended September 30, 2014 and 2013, respectively, for the use of this network.

The Company's investment in and equity in earnings in SureScripts for all periods presented is immaterial.

In September 2014, the Company made a charitable contribution of $25 million to the CVS Foundation (formerly CVS Caremark Charitable Trust, Inc.) (the "Foundation") to fund future giving. The Foundation is a non-profit entity that focuses on health, education and community involvement programs. The charitable contribution was recorded as an operating expense in the condensed consolidated statements of income for the three and nine months ended September 30, 2014.

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

Note 2 – Coram Acquisition

On January 16, 2014, the Company acquired 100 percent of the voting interests of Coram LLC ("Coram"), the specialty infusion services and enteral nutrition business unit of Apria Healthcare Group Inc. ("Apria"), for cash consideration of approximately $2.1 billion, plus contingent consideration of approximately $0.1 billion. The purchase price was also subject to a working capital adjustment, which was finalized in the three months ended September 30, 2014 resulting in the Company receiving $9 million from Apria. Coram is one of the nation's largest providers of comprehensive infusion services, caring for approximately 165,000 patients annually. Coram has approximately 4,600 employees, including approximately 600 nurses and 250 dietitians, operating primarily through 84 branch locations and six centers of excellence for patient intake.

The contingent consideration is based on the Company’s future realization of Coram’s tax net operating loss carryforwards (“NOLs”) as of the date of the acquisition. The Company will pay the seller the first $60 million in tax savings realized from the future utilization of the Coram NOLs, plus 50% of any additional future tax savings from the remaining NOLs. The estimated fair value of the approximately $0.1 billion contingent consideration liability associated with the future realization of the Coram NOLs was estimated by discounting, to present value, the contingent payments expected to be made based on the Company’s estimate of the amount and timing of Coram NOLs that will ultimately be realized. The change in fair value of the contingent consideration liability recognized in earnings for the three and nine months ended September 30, 2014 was immaterial.

The fair value of assets acquired and liabilities assumed were approximately $2.5 billion and $0.3 billion, respectively, which included accounts receivable of approximately $0.2 billion, identifiable finite-lived intangible assets of approximately $0.5 billion and goodwill of approximately $1.6 billion which is nondeductible for income tax purposes. The goodwill represents future economic benefits expected to arise from the Company's expanded presence in the specialty pharmaceuticals market, the assembled workforce acquired, and the expected synergies from combining operations with Coram. The assessment of fair value is preliminary and is based on information that was available to management at the time the condensed consolidated financial statements were prepared. Accordingly, such amounts may change. The most significant open items include the accounting for deferred income taxes including the acquired NOLs and tax credit carryforwards and the accounting for the related contingent consideration liability. The Company has requested additional information from the seller with respect to certain acquired tax attributes and uncertain tax positions and is awaiting the completion of a third party study to quantify the Company's annual NOL usage limitation.

Coram’s results of operations are included in the Company’s Pharmacy Services Segment beginning on January 16, 2014. Pro forma information for this acquisition is not presented as Coram’s results are immaterial to the Company’s condensed consolidated financial statements. During the nine months ended September 30, 2014, acquisition costs of $14 million were expensed as incurred within operating expenses.

Note 3 – Goodwill and Intangible Assets

Goodwill and indefinitely-lived trademarks are not amortized, but are subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate there may be impairment. During the three months ended September 30, 2014, the Company performed its required annual impairment tests and concluded there was no impairment of goodwill or trademarks. Intangible assets with finite useful lives are amortized over their estimated useful life.

Below is a summary of the changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2014:

In millions	Pharmacy Services	Retail Pharmacy	Total
Balance, December 31, 2013	$19,658	$6,884	$26,542
Acquisitions	1,577	38	1,615
Foreign currency translation adjustments	—	(5)	(5)
Other (1)	(1)	—	(1)
Balance, September 30, 2014	$21,234	$6,917	$28,151

(1) "Other" represents immaterial purchase accounting adjustments for acquisitions.

The increase in goodwill for the nine months ended September 30, 2014 relates to the Coram acquisition and other immaterial acquisitions.

The following is a summary of the Company's intangible assets as of September 30, 2014 and December 31, 2013:

	September 30, 2014			December 31, 2013
In millions	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks (indefinitely-lived)	$6,398	$—	$6,398	$6,398	$—	$6,398
Customer contracts and relationships and covenants not to compete	6,465	(3,434)	3,031	5,840	(3,083)	2,757
Favorable leases and other	888	(463)	425	800	(426)	374
	$13,751	$(3,897)	$9,854	$13,038	$(3,509)	$9,529

The amortization expense related to finite-lived intangible assets for the three and nine months ended September 30, 2014 was $126 million and $391 million, respectively. The amortization expense related to finite-lived intangible assets for the three and nine months ended September 30, 2013 was $124 million and $370 million, respectively.

Note 4 – Borrowings

On August 7, 2014, the Company issued $850 million of 2.25% unsecured senior notes due August 12, 2019 and $650 million of 3.375% unsecured senior notes due August 12, 2024 (collectively, the "2014 Notes") for total proceeds of approximately $1.5 billion, net of discounts and underwriting fees. The 2014 Notes pay interest semi-annually and may be redeemed, in whole at any time, or in part from time to time, at the Company's option at a defined redemption price plus accrued and unpaid interest to the redemption date. The net proceeds of the 2014 Notes were used for general corporate purposes and to repay certain corporate debt.

On August 7, 2014, the Company announced tender offers for any and all of the 6.25% Senior Notes due 2027, and up to a maximum amount of the 6.125% Senior Notes due 2039, the 5.75% Senior Notes due 2041 and the 5.75% Senior Notes due 2017, for up to an aggregate principal amount of $1.5 billion. On August 21, 2014, the Company increased the aggregate principal amount of the tender offers to $2.0 billion and completed the repurchase for the maximum amount on September 4, 2014. The Company paid a premium of $490 million in excess of the debt principal in connection with the tender offers, wrote off $26 million of unamortized deferred financing costs and incurred $5 million in fees, for a total loss on early extinguishment of debt of $521 million. The loss on early extinguishment of debt was recorded in income from continuing operations in the condensed consolidated statements of income for the three and nine months ended September 30, 2014.

Note 5 – Share Repurchase Program

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

During the three months ended September 30, 2014, the Company repurchased an aggregate of approximately 10.2 million shares of common stock for approximately $0.8 billion pursuant to the 2013 Repurchase Program. During the nine months ended September 30, 2014, the Company repurchased an aggregate of approximately 37.2 million shares of common stock for approximately $2.8 billion pursuant to the 2013 and 2012 Repurchase Programs. As of September 30, 2014, approximately $3.9 billion remained available for future repurchases under the 2013 Repurchase Program and the 2012 Repurchase Program was complete. The 2013 Repurchase Program may be modified or terminated by the Board of Directors at any time.

Note 6 – Accumulated Other Comprehensive Income

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

Changes in accumulated other comprehensive income (loss) by component are shown below(1):

	Three Months Ended September 30, 2014
In millions	Foreign Currency	Losses on Cash Flow Hedges	Pension and Other Postretirement Benefits	Total
Balance, June 30, 2014	$(15)	$(11)	$(106)	$(132)
Other comprehensive income before reclassifications	(29)	—	—	(29)
Amounts reclassified from accumulated other comprehensive income (2)	—	1	—	1
Other comprehensive income (loss)	(29)	1	—	(28)
Balance, September 30, 2014	$(44)	$(10)	$(106)	$(160)

	Three Months Ended September 30, 2013
	Foreign Currency	Losses on Cash Flow Hedges	Pension and Other Postretirement Benefits	Total
Balance, June 30, 2013	$(18)	$(15)	$(165)	$(198)
Other comprehensive income (loss) before reclassifications	3	—	—	3
Amounts reclassified from accumulated other comprehensive income (2)	—	1	—	1
Other comprehensive income	3	1	—	4
Balance, September 30, 2013	$(15)	$(14)	$(165)	$(194)

	Nine Months Ended September 30, 2014
	Foreign Currency	Losses on Cash Flow Hedges	Pension and Other Postretirement Benefits	Total
Balance, December 31, 2013	$(30)	$(13)	$(106)	$(149)
Other comprehensive income before reclassifications	(14)	—	—	(14)
Amounts reclassified from accumulated other comprehensive income (2)	—	3	—	3
Other comprehensive income (loss)	(14)	3	—	(11)
Balance, September 30, 2014	$(44)	$(10)	$(106)	$(160)

	Nine Months Ended September 30, 2013
	Foreign Currency	Losses on Cash Flow Hedges	Pension and Other Postretirement Benefits	Total
Balance, December 31, 2012	$—	$(16)	$(165)	$(181)
Other comprehensive income (loss) before reclassifications	(15)	—	—	(15)
Amounts reclassified from accumulated other comprehensive income (2)	—	2	—	2
Other comprehensive income (loss)	(15)	2	—	(13)
Balance, September 30, 2013	$(15)	$(14)	$(165)	$(194)

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

Note 7 – Stock-Based Compensation

Compensation expense related to stock options for the three and nine months ended September 30, 2014 totaled $26 million and $76 million, respectively, compared to $25 million and $73 million for the three and nine months ended September 30, 2013, respectively. Compensation expense related to restricted stock awards for the three and nine months ended September 30, 2014 totaled $18 million and $45 million, respectively, compared to $10 million and $28 million for the three and nine months ended September 30, 2013, respectively. The Company had 29 million stock options outstanding as of September 30, 2014 with a weighted average exercise price of $47.16 and a weighted average contractual term of 4.33 years.

Note 8 – Sale-Leaseback Transactions

The Company finances a portion of its store development program through sale-leaseback transactions. The properties are generally sold at net book value, which approximates fair value, and the resulting leases typically qualify and are accounted for as operating leases. The Company does not have any retained or contingent interests in the stores and does not provide any guarantees, other than a guarantee of lease payments, in connection with the sale-leaseback transactions. Proceeds from sale-leaseback transactions totaled $328 million and $156 million for the nine months ended September 30, 2014 and 2013, respectively.

Note 9 – Interest Expense

The following are the components of net interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2014	2013	2014	2013
Interest expense	$158	$125	$480	$379
Interest income	(5)	(3)	(11)	(5)
Interest expense, net	$153	$122	$469	$374

Note 10 – Earnings Per Share

Earnings per share is computed using the two-class method. Options to purchase approximately 4.1 million and 2.8 million shares of common stock were outstanding, but were not included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2014, respectively, because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. For the same reason, options to purchase approximately 8.2 million and 5.7 million shares of common stock were outstanding, but were not included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2013, respectively.

The following is a reconciliation of basic and diluted earnings per share from continuing operations for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2014	2013	2014	2013
Numerator for earnings per share calculations:
Income from continuing operations attributable to common stockholders(1)	$944	$1,255	$3,310	$3,334

Denominators for earnings per share calculations:
Weighted average shares, basic	1,157	1,218	1,167	1,226
Effect of dilutive securities	7	8	8	8
Weighted average shares, diluted	1,164	1,226	1,175	1,234

Earnings per share from continuing operations:
Basic	$0.82	$1.03	$2.84	$2.72
Diluted	$0.81	$1.02	$2.82	$2.70

(1)	Comprised of income from continuing operations less amounts allocable to participating securities of $4 million and $13 million for the three and nine months ended September 30, 2014.

Note 11 – Segment Reporting

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

The Pharmacy Services Segment provides a full range of pharmacy benefit management (“PBM”) services including mail service dispensing pharmacies, specialty pharmacy and infusion services, plan design and administration, formulary management, discounted drug purchase arrangements, Medicare Part D services, retail pharmacy network management services, prescription management systems, clinical services, disease management services and medical pharmacy management services. The Company’s customers are primarily employers, insurance companies, unions, government employee groups, managed care organizations and other sponsors of health benefit plans and individuals throughout the United States. Through the Company’s SilverScript Insurance Company subsidiary, the Company is a national provider of drug benefits to eligible beneficiaries under the Federal Government’s Medicare Part D program. The Pharmacy Services business operates under the Caremark®, CarePlus CVS/pharmacy®, CVS/caremarkTM, CVS/specialtyTM, RxAmerica®, Accordant®, SilverScript®, Novologix® and Coram® names. As of September 30, 2014, the Pharmacy Services Segment operated 26 retail specialty pharmacy stores, 11 specialty mail order pharmacies, four mail service dispensing pharmacies, and 84 branches and six centers of excellence for infusion and enteral services located in 40 states, Puerto Rico and the District of Columbia.

The Retail Pharmacy Segment sells prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, photo finishing, seasonal merchandise, greeting cards and convenience foods through the Company’s CVS/pharmacy®, CVS®, Longs Drugs®, Navarro Discount Pharmacy® and Drogaria Onofre® retail stores and online through CVS.com®, Navarro.com and Onofre.com.br. As of September 30, 2014, the Retail Pharmacy Segment included 7,779 retail drugstores (of which 7,714 operated a pharmacy), 17 onsite pharmacies, 936 retail medical clinics, and the online retail websites, CVS.com, Navarro.com and Onofre.com.br. The retail drugstores are located in 44 states, the District of Columbia, Puerto Rico and Brazil. The retail medical clinics operate under the MinuteClinic® name, and 928 are located within CVS/pharmacy stores. MinuteClinics utilize nationally-recognized medical protocols to diagnose and treat minor health conditions, perform health screenings, monitor chronic conditions and deliver vaccinations. The clinics are staffed by board-certified nurse practitioners and physician assistants who provide access to affordable care without appointment.

The Corporate Segment provides management and administrative services to support the Company. The Corporate Segment consists of certain aspects of executive management, corporate relations, legal, compliance, human resources, corporate information technology and finance departments.

In millions	Pharmacy Services Segment(1)	Retail Pharmacy Segment	Corporate Segment	Intersegment Eliminations(2)	Consolidated Totals
Three Months Ended
September 30, 2014:
Net revenues	$22,534	$16,749	$—	$(4,262)	$35,021
Gross profit	1,403	5,237	—	(172)	6,468
Operating profit (loss)	1,087	1,527	(196)	(172)	2,246
September 30, 2013:
Net revenues	19,483	16,248	—	(3,799)	31,932
Gross profit	1,294	4,876	—	(143)	6,027
Operating profit (loss)(3)	1,012	1,464	(179)	(143)	2,154
Nine Months Ended
September 30, 2014:
Net revenues	64,566	50,100	—	(12,354)	102,312
Gross profit	3,533	15,719	—	(518)	18,734
Operating profit (loss)	2,605	4,982	(591)	(518)	6,478
September 30, 2013:
Net revenues	56,593	48,426	—	(11,088)	93,931
Gross profit	3,025	14,828	—	(409)	17,444
Operating profit (loss)(3)	2,186	4,596	(553)	(409)	5,820
Total assets:
September 30, 2014	42,527	31,197	1,344	(1,492)	73,576
December 31, 2013	38,343	30,191	4,420	(1,428)	71,526
Goodwill:
September 30, 2014	21,234	6,917	—	—	28,151
December 31, 2013	19,658	6,884	—	—	26,542

(1)          Net revenues of the Pharmacy Services Segment include approximately $1.9 billion of retail co-payments for both the three months ended September 30, 2014 and 2013, as well as $6.1 billion of retail co-payments for both the nine months ended September 30, 2014 and 2013.
(2)        Intersegment eliminations relate to two types of transactions: (i) Intersegment revenues that occur when Pharmacy Services Segment customers use Retail Pharmacy Segment stores to purchase covered products. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue on a stand-alone basis, and (ii) Intersegment revenues, gross profit and operating profit that occur when Pharmacy Services Segment customers, through the Company’s intersegment activities (such as the Maintenance Choice® program), elect to pick-up their maintenance prescriptions at Retail Pharmacy Segment stores instead of receiving them through the mail. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue, gross profit and operating profit on a standalone basis. The following amounts are eliminated in consolidation in connection with the intersegment activity described in item (ii) above: net revenues of $1.2 billion and $1.1 billion for the three months ended September 30, 2014 and 2013, respectively, and $3.6 billion and $3.1 billion for the nine months ended September 30, 2014 and 2013, respectively; and gross profit and operating profit of $172 million and $143 million for the three months ended September 30, 2014 and 2013, respectively, and $518 million and $409 million for the nine months ended September 30, 2014 and 2013, respectively.

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

As of September 30, 2014, the Company guaranteed approximately 72 such store leases (excluding the lease guarantees related to Linens ‘n Things, which have been recorded as a liability on the condensed consolidated balance sheet), with the maximum remaining lease term extending through 2026. Management believes the ultimate disposition of any of the remaining guarantees will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or future cash flows.

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

•
In December 2007, the Company received a document subpoena from the Office of Inspector General (“OIG”) within the U.S. Department of Health and Human Services (“HHS”), requesting information relating to the processing of Medicaid and certain other government agency claims on behalf of its clients (which allegedly resulted in underpayments from our pharmacy benefit management clients to the applicable government agencies) on one of the Company's adjudication platforms. In September 2014, the Company settled the underlying lawsuit with the United States Department of Justice (“DOJ”), the OIG and the private plaintiff without any admission of liability and is in discussions with the OIG concerning other claim processing issues.

•
Caremark (the term “Caremark” being used herein to generally refer to any one or more pharmacy benefit management subsidiaries of the Company, as applicable) was named in a putative class action lawsuit filed in October 2003 in Alabama state court by John Lauriello, purportedly on behalf of participants in the 1999 settlement of various securities class action and derivative lawsuits against Caremark and others. Other defendants include insurance companies that provided coverage to Caremark with respect to the settled lawsuits. The Lauriello lawsuit seeks approximately $3.2 billion in compensatory damages plus other non-specified damages based on allegations that the amount of insurance coverage available for the settled lawsuits was misrepresented and suppressed. A similar lawsuit was filed in November 2003 by Frank McArthur, also in Alabama state court, naming as defendants Caremark, several insurance companies, attorneys and law firms involved in the 1999 settlement. This lawsuit was stayed as a later-filed class action, but McArthur was subsequently allowed to intervene in the Lauriello action. Following the close of class discovery, the trial court entered an Order on August 15, 2012 that granted the plaintiffs’ motion to certify a class pursuant to Alabama Rules of Civil Procedure 23(b)(3) but denied their request that the class also be certified pursuant to Rule 23(b)(1). In addition, the August 15, 2012 Order appointed class representatives and class counsel. On September 12, 2014, the Alabama Supreme Court affirmed the trial court's August 15, 2012 Order. The Defendants timely filed an Application for Rehearing with the Alabama Supreme Court seeking to clarify or modify its September 12, 2014 decision. The proceedings in the trial court remain stayed pending resolution of the rehearing application.

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

•
In November 2009, a securities class action lawsuit was filed in the United States District Court for the District of Rhode Island purportedly on behalf of purchasers of the Company's stock between May 5, 2009 and November 4, 2009. Plaintiffs subsequently amended the lawsuit to allege a class period beginning October 30, 2008. The lawsuit names the Company and certain officers as defendants and includes allegations of securities fraud relating to public disclosures made by the Company concerning the PBM business and allegations of insider trading. In addition, a shareholder derivative lawsuit was filed in December 2009 in the same court against the directors and certain officers of the Company. This lawsuit, which was stayed pending developments in the related securities class action, includes allegations of, among other things, securities fraud, insider trading and breach of fiduciary duties and further alleges that the Company was damaged by the purchase of stock at allegedly inflated prices under its share repurchase program. In January 2011, both lawsuits were transferred to the United States District Court for the District of New Hampshire. In June 2012, the court granted the Company’s motion to dismiss the securities class action. The plaintiffs subsequently appealed the court’s ruling on the motion to dismiss. In May 2013, the First Circuit Court of Appeals vacated the prior ruling and remanded the case to the district court for further proceedings. In December 2013, the district court denied the Company’s renewed motion to dismiss the lawsuit. The derivative lawsuit is presently stayed pending further developments in the class action.

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

•
In January 2012, the United States District Court for the Eastern District of Pennsylvania unsealed a first amended qui tam complaint filed in August 2011 by an individual relator, who is described in the complaint as having once been employed by a firm providing pharmacy prescription benefit audit and recovery services. The complaint seeks monetary damages and alleges that Caremark's processing of Medicare claims on behalf of one of its clients violated the federal false claims act. The United States, acting through the U.S. Attorney's Office in Philadelphia, Pennsylvania, declined to intervene in the lawsuit. Caremark filed a motion to dismiss the amended complaint and the DOJ filed a

Statement of Interest with regard to Caremark's motion to dismiss. In December 2012, the court denied Caremark's motion to dismiss the amended complaint. Discovery is proceeding in the matter.

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

•
A purported shareholder derivative action was filed on behalf of nominal defendant CVS Health Corporation against certain of the Company’s officers and members of its Board of Directors. The action, which alleged a single claim for breach of fiduciary duty relating to the Company's alleged failure to properly implement internal regulatory controls to comply with the Controlled Substances Act and the Combat Methamphetamine Epidemic Act, was originally filed in June 2012. In addition, an amended complaint was filed in November 2012 and a Supplemental Complaint was filed in April 2013. In October 2013, the court granted the Company's motion to dismiss and entered judgment dismissing the action, without prejudice. Following dismissal of the action, the same purported shareholder sent a letter to the Company's Board of Directors demanding that the Board investigate her allegations and pursue legal action against certain directors and officers of the Company. After conducting a thorough review, an independent committee of the Board of Directors rejected the demand.

•
On October 12, 2012, the Drug Enforcement Agency (“DEA”) Administrator published its Final Decision and Order revoking the DEA license registrations for dispensing controlled substances at two of the Company's retail pharmacy stores in Sanford, Florida. The license revocations for the two stores formally became effective on November 13, 2012. The pharmacies had voluntarily suspended dispensing controlled substances since April 2012, and have continued operating in that manner in compliance with the DEA Order. The Company has entered into discussions with the U.S. Attorney’s Office for the Middle District of Florida concerning civil penalties for violations of the Controlled Substances Act arising from the circumstances underlying the action taken against the two Sanford, Florida stores. The Company is also undergoing audits by the DEA and is in discussions with the DEA and the U.S. Attorney’s Office in several locations. Whether agreements can be reached and on what terms is uncertain.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
CVS Health Corporation

We have reviewed the condensed consolidated balance sheet of CVS Health Corporation (the Company) as of September 30, 2014, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2014 and 2013, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2014 and 2013. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CVS Health Corporation as of December 31, 2013, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the year then ended not presented herein and we expressed an unqualified audit opinion on those consolidated financial statements and included an explanatory paragraph for the Company's election to change its methods of accounting for prescription drug inventories in the Retail Pharmacy Segment effective January 1, 2012 in our report dated February 10, 2014. In our opinion, the accompanying condensed consolidated balance sheet of CVS Health Corporation as of December 31, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

November 4, 2014
Boston, Massachusetts

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of Our Business

CVS Health Corporation (formerly CVS Caremark Corporation), together with its subsidiaries (collectively referred to in this document as “CVS Health,” the “Company,” “we,” "our" or “us”), is a pharmacy innovation company with integrated offerings across the entire spectrum of pharmacy care. We are uniquely positioned to deliver significant benefits to health plan sponsors through effective cost management solutions and innovative programs that engage plan members and promote healthier and more cost-effective behaviors. Our integrated pharmacy services model enhances our ability to offer plan members and consumers expanded choice, greater access and more personalized services to help them on their path to better health. We effectively manage pharmaceutical costs and improve health care outcomes through our wide array of pharmacy care services, including our pharmacy benefit management ("PBM"), mail service pharmacies and SilverScript Insurance Company ("SilverScript"), CVS/caremarkTM; our specialty benefit management and specialty pharmacies, CVS/specialtyTM; our online retail pharmacies (CVS.com®, Navarro.com and Onofre.com.br) and our more than 7,700 retail stores (including Longs Drugs®, Drogaria Onofre® and Navarro Discount Pharmacy® ), CVS/pharmacy®; and our retail medical clinics, CVS/minuteclinicTM

We currently have three reportable segments: Pharmacy Services, Retail Pharmacy and Corporate.

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

Our specialty pharmacies support individuals that require complex and expensive drug therapies. Our specialty pharmacy business includes mail order and retail specialty pharmacies that operate under the CVS Caremark®, CarePlus CVS/pharmacy® and CVS/specialtyTM names. The Pharmacy Services Segment also provides health management programs, which include integrated condition management program for 17 rare conditions, through our Accordant® rare disease management offering. In addition, through our SilverScript Insurance Company subsidiary, we are a national provider of drug benefits to eligible beneficiaries under the Federal Government’s Medicare Part D program. The Pharmacy Services Segment operates under the Caremark®, CarePlus CVS/pharmacy®, CVS/caremarkTM, CVS/specialtyTM, Navarro Specialty Services®, Navarro Health Services®, RxAmerica®, Accordant®, SilverScript®, Novologix® and Coram® names. As of September 30, 2014, the Pharmacy Services Segment operated 26 retail specialty pharmacy stores, 11 specialty mail order pharmacies, four mail service dispensing pharmacies, and 84 branches and six centers of excellence for infusion and enteral services located in 40 states, Puerto Rico and the District of Columbia.

Retail Pharmacy Segment

Our Retail Pharmacy Segment sells prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, photo finishing, seasonal merchandise, greeting cards and convenience foods through our CVS/pharmacy, CVS®, Longs Drugs, Navarro and Drogaria Onofre retail stores and online through CVS.com, Navarro.com and Onofre.com.br. Our Retail Pharmacy Segment derives the majority of its revenues through the sale of prescription drugs, which are dispensed by our more than 24,000 retail pharmacists. Our Retail Pharmacy Segment also provides health care services through our CVS/minuteclinic medical clinics. CVS/minuteclinics are staffed by nurse practitioners and physician assistants who utilize nationally recognized protocols to diagnose and treat minor health conditions, perform health screenings, monitor chronic conditions, and deliver vaccinations. As of September 30, 2014, our Retail Pharmacy Segment included 7,779 retail drugstores (of which 7,714 operated a pharmacy) located in 44 states, the District of Columbia, Puerto Rico and Brazil operating primarily under the CVS/pharmacy®, CVS®, Longs Drugs®, Navarro Discount Pharmacy® or Drogaria Onofre® names, 17 onsite pharmacies, 936 retail health care clinics operating under the

MinuteClinic® name (of which 928 were located in CVS/pharmacy stores), and our online retail websites, CVS.com, Navarro.com and Onofre.com.br.

Corporate Segment

The Corporate Segment provides management and administrative services to support the Company. The Corporate Segment consists of certain aspects of our executive management, corporate relations, legal, compliance, human resources, corporate information technology and finance departments.

Generic Sourcing Venture

In July 2014, the Company and Cardinal Health, Inc. (“Cardinal”) established Red Oak Sourcing, LLC (“Red Oak”), a generic pharmaceutical sourcing entity in which the Company and Cardinal each own 50%. The Red Oak arrangement has an initial term of ten years. Under this arrangement, the Company and Cardinal contributed their sourcing and supply chain expertise to Red Oak and agreed to source and negotiate generic pharmaceutical supply contracts for both companies through Red Oak; however, Red Oak does not own or hold inventory on behalf of either company. No physical assets (e.g., property and equipment) were contributed to Red Oak by either company and minimal funding was provided to capitalize Red Oak.

Red Oak is a variable interest entity. The Company has determined that it is the primary beneficiary of this variable interest entity because it has the ability to direct the activities of Red Oak. Consequently, the Company consolidates Red Oak in its condensed consolidated financial statements within its Retail Pharmacy Segment. Revenues associated with Red Oak expenses reimbursed by Cardinal for the three months ended September 30, 2014 and amounts due to Cardinal from Red Oak at September 30, 2014 were immaterial.

Cardinal is required to pay the Company 39 quarterly payments of $25.6 million commencing in October 2014 and, if certain milestones are achieved, it will pay additional predetermined quarterly amounts to the Company beginning in the third quarter of 2015. The payments will reduce the Company’s carrying cost of inventory and will be recognized in cost of revenues when the related inventory is sold.

Results of Operations

The following discussion explains the material changes in our results of operations for the three and nine months ended September 30, 2014 and 2013, and the significant developments affecting our financial condition since December 31, 2013. We strongly recommend that you read our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”) along with this report.

Summary of the Condensed Consolidated Financial Results:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2014	2013	2014	2013

Net revenues	$35,021	$31,932	$102,312	$93,931
Cost of revenues	28,553	25,905	83,578	76,487
Gross profit	6,468	6,027	18,734	17,444
Operating expenses	4,222	3,873	12,256	11,624
Operating profit	2,246	2,154	6,478	5,820
Interest expense, net	153	122	469	374
Loss on early extinguishment of debt	521	—	521	—
Income before income tax provision	1,572	2,032	5,488	5,446
Income tax provision	624	777	2,165	2,112
Income from continuing operations	948	1,255	3,323	3,334
Loss from discontinued operations, net of tax	—	(6)	—	(7)
Net income	$948	$1,249	$3,323	$3,327

Net Revenues

Net revenues increased approximately $3.1 billion, or 9.7%, and $8.4 billion, or 8.9%, in the three and nine months ended September 30, 2014, respectively, as compared to the prior year. The increase in the Pharmacy Services Segment was primarily driven by growth in specialty pharmacy, including the acquisition of Coram and the impact of Specialty Connect®, and increased volume in pharmacy network claims. The increase in the Retail Pharmacy Segment was primarily due to an increase in pharmacy same store sales and revenue from new stores. Net revenues in both periods were negatively impacted by increased generic dispensing rates for both the Pharmacy Services and Retail Pharmacy segments. However, the impact in the three and nine months ended September 30, 2014 was lower than in the prior year due to a slow down in significant generic drug introductions. Generic prescription drugs typically have a lower selling price than brand name prescription drugs.

Please see the section entitled “Segment Analysis” below for additional information regarding net revenues.

Gross Profit

Gross profit dollars increased $441 million and $1.3 billion in the three and nine months ended September 30, 2014, respectively, as compared to the prior year. Gross profit as a percentage of net revenues decreased approximately 40 basis points and 30 basis points to 18.5% and 18.3% in the three and nine months ended September 30, 2014, respectively, as compared to the prior year. The decrease was primarily due to lower Pharmacy Services Segment margins and a change in the mix of business, as the lower margin Pharmacy Services Segment grew faster than the Retail Pharmacy Segment. Gross profit dollars for both the three and nine months ended September 30, 2014, were positively impacted by an increase in generic dispensing rates compared to the prior year. In addition, during the nine months ended September 30, 2014, gross profit was positively impacted by $69 million from the State of California's final decision to exclude certain drugs from previously proposed retroactive reimbursement rate adjustments for the state administered Medicaid program. Of the $69 million, $53 million was attributed to the Retail Pharmacy Segment and $16 million was attributed to the Pharmacy Services Segment. The reimbursement rate adjustment was recorded as an increase in net revenues in the condensed consolidated statements of income for the nine months ended September 30, 2014.

Please see the section entitled “Segment Analysis” below for additional information regarding gross profit.

Operating Expenses

Operating expenses increased $349 million, or 9.0%, and $632 million, or 5.4%, in the three and nine months ended September 30, 2014, respectively, as compared to the prior year. Operating expenses as a percentage of net revenues remained flat at 12.1% for the three months ended September 30, 2014 and decreased approximately 40 basis points to 12.0% in the nine months ended September 30, 2014, as compared to 12.1% and 12.4% in the prior year, respectively. Operating expenses as a percentage of net revenues decreased for the nine months ended September 30, 2014 due to expense leverage from sales growth in both operating segments. The increase in operating expense dollars in the three months ended September 30, 2014, was primarily due to incremental store operating costs associated with operating more stores in our Retail Pharmacy Segment and increased costs associated with infusion services in our Pharmacy Services Segment due to the acquisition of Coram. The increase in operating expense dollars in the nine months ended September 30, 2014, was primarily due to incremental weather-related costs and store operating costs associated with operating more stores in our Retail Pharmacy Segment and increased costs associated with infusion services in our Pharmacy Services Segment due to the acquisition of Coram.

Operating expenses for the three and nine months ended September 30, 2013 included a legal settlement with a drug manufacturer of $72 million, of which approximately $61 million was attributed to the Retail Pharmacy Segment and approximately $11 million was attributed to the Pharmacy Services Segment. The gain on the legal settlement was recorded as a reduction of operating expenses in the condensed consolidated statements of income for the three and nine months ended September 30, 2013.

Please see the section entitled “Segment Analysis” below for additional information regarding operating expenses.

Interest Expense, net

Interest expense, net, increased $31 million and $95 million in the three and nine months ended September 30, 2014, as compared to the prior year. This increase is primarily due to the increase in long-term debt outstanding as a result of the $4 billion debt issuance that occurred in December 2013 and the $1.5 billion debt issuance that occurred in August 2014.

For additional information on our financing activities, please see the “Liquidity and Capital Resources” section later in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Loss on Early Extinguishment of Debt

During the three months ended September 30, 2014, the Company completed a $2.0 billion tender offer and repurchase of certain Senior Notes (see Note 4 to the condensed consolidated financial statements). The Company paid a premium of $490 million in excess of the debt principal in connection with the repurchase of the Senior Notes, wrote off $26 million of unamortized deferred financing costs and incurred $5 million in fees, for a total loss on the early extinguishment of debt of $521 million.

Income Tax Provision

Our effective income tax rate was 39.7% and 39.4% for the three and nine months ended September 30, 2014, respectively, compared to 38.2% and 38.8% for the three and nine months ended September 30, 2013. The difference in the effective income tax rate for the three and nine months ended September 30, 2014, was primarily due to certain permanent items.

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

In millions	Pharmacy Services Segment(1)	Retail Pharmacy Segment	Corporate Segment	Intersegment Eliminations (2)	Consolidated Totals
Three Months Ended
September 30, 2014:
Net revenues	$22,534	$16,749	$—	$(4,262)	$35,021
Gross profit	1,403	5,237	—	(172)	6,468
Operating profit (loss)	1,087	1,527	(196)	(172)	2,246
September 30, 2013:
Net revenues	19,483	16,248	—	(3,799)	31,932
Gross profit	1,294	4,876	—	(143)	6,027
Operating profit (loss)(3)	1,012	1,464	(179)	(143)	2,154
Nine Months Ended
September 30, 2014:
Net revenues	64,566	50,100	—	(12,354)	102,312
Gross profit	3,533	15,719	—	(518)	18,734
Operating profit (loss)	2,605	4,982	(591)	(518)	6,478
September 30, 2013:
Net revenues	56,593	48,426	—	(11,088)	93,931
Gross profit	3,025	14,828	—	(409)	17,444
Operating profit (loss)(3)	2,186	4,596	(553)	(409)	5,820

(1)
Net revenues of the Pharmacy Services Segment include approximately $1.9 billion of retail co-payments for both the three months ended September 30, 2014 and 2013, as well as $6.1 billion of retail co-payments for both the nine months ended September 30, 2014 and 2013.

(2)
Intersegment eliminations relate to two types of transaction: (i) Intersegment revenues that occur when Pharmacy Services Segment customers use Retail Pharmacy Segment stores to purchase covered products. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue on a stand-alone basis, and (ii) Intersegment revenues, gross profit and operating profit that occur when Pharmacy Services Segment customers, through the Company's intersegment activities (such as the Maintenance Choice® program), elect to pick-up their maintenance prescriptions at Retail Pharmacy Segment stores instead of receiving them through the mail. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue, gross profit and operating profit on a standalone basis. The following amounts are eliminated in consolidation in connection with the intersegment activity described in item (ii) above: net revenues of $1.2 billion and $1.1 billion for the three months ended September 30, 2014 and 2013, respectively, and $3.6 billion and $3.1 billion for the nine months ended September 30, 2014 and 2013, respectively; and gross profit and operating profit of $172 million and $143 million for the three months ended September 30, 2014 and 2013, respectively, and $518 million and $409 million for the nine months ended September 30, 2014 and 2013, respectively.

(3)
Consolidated operating profit for the three and nine months ended September 30, 2013 includes a $72 million gain on a legal settlement, of which, $11 million is included in the Pharmacy Services Segment and $61 million is included in the Retail Pharmacy Segment.

Pharmacy Services Segment

The following table summarizes our Pharmacy Services Segment’s performance for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2014	2013	2014	2013

Net revenues	$22,534	$19,483	$64,566	$56,593
Gross profit	1,403	1,294	3,533	3,025
Gross profit % of net revenues	6.2%	6.6%	5.5%	5.4%
Operating expenses(5)	316	282	928	839
Operating expense % of net revenues	1.4%	1.4%	1.4%	1.5%
Operating profit	1,087	1,012	2,605	2,186
Operating profit % of net revenues	4.8%	5.2%	4.0%	3.9%
Net revenues(1)(4):
Mail choice(2)	$8,054	$6,369	$22,641	$18,274
Pharmacy network(3)	14,420	13,063	41,748	38,163
Other	60	51	177	156
Pharmacy claims processed(1):
Total	230.3	221.9	689.1	676.2
Mail choice(2)	20.7	21.0	61.1	62.3
Pharmacy network(3)	209.6	200.9	628.0	613.9
Generic dispensing rate(1):
Total	82.5%	80.7%	82.3%	80.4%
Mail choice(2)	75.0%	72.8%	74.5%	72.4%
Pharmacy network(3)	83.2%	81.5%	83.1%	81.2%
Mail choice penetration rate	21.7%	23.0%	21.5%	22.5%

(1)          Pharmacy network net revenues, claims processed and generic dispensing rates do not include Maintenance Choice, which are included within the mail choice category.
(2)          Mail choice is defined as claims filled at a Pharmacy Services mail facility, which includes specialty claims, as well as 90-day claims filled at retail pharmacies under the Maintenance Choice program. The mail choice generic dispensing rate is lower than the pharmacy network generic dispensing rate as there are fewer generic substitutions available for maintenance medications (e.g. therapies for chronic conditions) dispensed from mail service pharmacies.
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

(5)	Operating expenses for the three and nine months ended September 30, 2013 includes a $11 million gain on a legal settlement.

Net Revenues

Net revenues increased $3.1 billion, or 15.7%, to $22.5 billion in the three months ended September 30, 2014, as compared to the prior year. The increase is primarily due to an increase in specialty pharmacy and pharmacy network claims. As you review our Pharmacy Services Segment’s performance in this area, we believe you should consider the following important information that impacted the three months ended September 30, 2014:

•
Our mail choice claims processed decreased 1.3% to 20.7 million claims in the three months ended September 30, 2014, compared to 21.0 million claims in the prior year. The decrease in mail choice claims was driven by a decline in traditional mail volumes, which was partially offset by growth in our Maintenance Choice program and specialty pharmacy.

•	Our average revenue per mail choice claim increased by 28.2%, compared to the prior year. This increase was primarily due to growth in specialty pharmacy, drug inflation and product mix.

•
Our pharmacy network claims processed increased 4.3% to 209.6 million claims in the three months ended September 30, 2014, compared to 200.9 million claims in the prior year. The increase in the pharmacy network claim volume was primarily due to net new business and growth in Managed Medicaid, partially offset by a decrease in Medicare Part D claims. Medicare Part D claims were negatively impacted by the CMS sanctions that were in place during 2013.

•
Our average revenue per pharmacy network claim processed increased 5.8%, as compared to the prior year. This increase was primarily due to drug inflation and changes in the drug mix, partially offset by increases in the generic dispensing rate.

Net revenues increased $8.0 billion, or 14.1%, to approximately $64.6 billion in the nine months ended September 30, 2014, as compared to the prior year. The increase is primarily due to an increase in specialty pharmacy and pharmacy network claims. As you review our Pharmacy Services Segment’s performance in this area, we believe you should consider the following important information that impacted the nine months ended September 30, 2014:

•
Our mail choice claims processed decreased 1.9% to 61.1 million claims in the nine months ended September 30, 2014, compared to 62.3 million claims in the prior year. The decrease in mail choice claims was driven by a decline in traditional mail volumes, which was partially offset by growth in our Maintenance Choice program.

•	Our average revenue per mail choice claim increased by 26.3%, compared to the prior year. This increase was primarily due to growth in specialty pharmacy, drug inflation and product mix.

•
Our pharmacy network claims processed increased 2.3% to 628.0 million claims in the nine months ended September 30, 2014, compared to 613.9 million claims in the prior year. The increase in the pharmacy network claim volume was primarily due to net new business and growth in Managed Medicaid, partially offset by a decrease in Medicare Part D claims. Medicare Part D claims were negatively impacted by the CMS sanctions that were in place during 2013.

•
Our average revenue per pharmacy network claim processed increased 7.0%, as compared to the prior year. This increase was primarily due to drug inflation and changes in the drug mix, partially offset by increases in the generic dispensing rate.

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

Gross profit increased $109 million, or 8.4%, to approximately $1.4 billion in the three months ended September 30, 2014, as compared to the prior year. Gross profit as a percentage of net revenues decreased to 6.2% in the three months ended September 30, 2014, compared to 6.6% in the prior year. Gross profit increased $508 million, or 16.8%, to approximately $3.5 billion in the nine months ended September 30, 2014, as compared to the prior year. Gross profit as a percentage of net revenues increased to 5.5% in the nine months ended September 30, 2014, compared to 5.4% in the prior year. For the three months ended September 30, 2014, the increase in gross profit dollars was primarily due to volume increases, higher generic dispensing and favorable purchasing economics, partially offset by price compression. For the three months ended September 30, 2014, gross profit as a percentage of net revenues was down due to price compression, partially offset by favorable generic dispensing and favorable purchasing economics. The changes for the nine months ended September 30, 2014 were consistent. In addition, gross profit dollars and margin for the nine months ended September 30, 2014, were positively impacted by $16 million related to the favorable resolution of previously proposed retroactive reimbursement rate changes in the State of California Medicaid program.

As you review our Pharmacy Services Segment’s performance in this area, we believe you should consider the following important information that impacted the three and nine months ended September 30, 2014:

•
Our gross profit dollars and gross profit as a percentage of net revenues continued to be impacted by our efforts to (i) retain existing clients, (ii) obtain new business and (iii) maintain or improve the rebates and/or discounts we received from manufacturers, wholesalers and retail pharmacies. In particular, competitive pressures in the PBM industry have caused us and other PBMs to continue to share a larger portion of rebates and/or discounts received from pharmaceutical manufacturers with clients. In addition, market dynamics and regulatory changes have impacted our ability to offer plan sponsors pricing that includes retail network “differential” or “spread.” We expect these trends to continue. The "differential" or "spread" is any difference between the drug price charged to plan sponsors, by a PBM and the price paid for the drug by the PBM to the dispensing provider. The increased use of generic drugs has positively impacted our gross profit margins but has resulted in third party payors augmenting their efforts to reduce reimbursement payments for prescriptions. This trend, which we expect to continue, reduces the benefit we realize from brand to generic product conversions.

•
Our gross profit as a percentage of revenues benefited from the increase in our total generic dispensing rate, which increased to 82.5% and 82.3% in the three and nine months ended September 30, 2014, respectively, compared to our generic dispensing rates of 80.7% and 80.4% in the prior year, respectively. This increase was primarily due to new generic drug introductions and our continual efforts to encourage plan members to use clinically appropriate generic drugs when they are available. We expect the trend in generic introductions to continue, albeit at a slower pace.

Operating Expenses

Operating expenses in our Pharmacy Services Segment include selling, general and administrative expenses; depreciation and amortization related to selling, general and administrative activities; and expenses related to specialty retail pharmacies, which includes store and administrative payroll, employee benefits and occupancy costs.

Operating expenses increased $34 million to $316 million, or 1.4% as a percentage of net revenues, in the three months ended September 30, 2014, compared to $282 million, or 1.4% as a percentage of net revenues, in the prior year. Operating expenses increased $89 million to $928 million, or 1.4% as a percentage of net revenues, in the nine months ended September 30, 2014, compared to $839 million, or 1.5% as a percentage of net revenues, in the prior year. The increase in operating expense dollars for both the three and nine months ended September 30, 2014 is primarily related to increased costs associated with infusion services due to the acquisition of Coram, as well as an $11 million gain from a legal settlement during the three and nine months ended September 30, 2013. Operating expenses as a percentage of net revenues remained relatively flat.

Medicare Part D

The Company participates in the Medicare Part D program by (1) providing Medicare Part D-related PBM services to our health plan and other clients that have qualified as Medicare Part D plans, and (2) offering Medicare Part D pharmacy benefits through the Company’s own SilverScript prescription drug plan (“PDP”), which offers benefits to individual members and through employer group waiver plans. At the beginning of the 2013 Medicare Part D plan year, the Company implemented an enrollment systems conversion process and other actions to consolidate its Medicare Part D PDPs into the Company's SilverScript PDP. These consolidation efforts impacted certain enrollment and coverage determination services the Company provided to SilverScript enrollees following commencement of the 2013 plan year. Effective January 15, 2013, the Centers for Medicare and Medicaid Services (“CMS”) imposed intermediate sanctions on the SilverScript PDP, consisting of immediate suspension of further plan enrollment and marketing activities. On December 20, 2013, the Company announced that CMS completed its review of the corrective actions taken to address the enrollment processing and related issues resulting from the Company’s plan consolidation efforts and the sanctions were removed. SilverScript began to enroll new choosers with effective dates starting in February as they aged into Medicare. The low income subsidy (“LIS”) auto-enrollment and annual reassignment exclusion was lifted on February 21, 2014 and SilverScript began receiving LIS enrollees again with effective dates May 1, 2014 and forward.

Retail Pharmacy Segment

The following table summarizes our Retail Pharmacy Segment’s performance for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2014	2013	2014	2013

Net revenues	$16,749	$16,248	$50,100	$48,426
Gross profit	5,237	4,876	15,719	14,828
Gross profit % of net revenues	31.3%	30.0%	31.4%	30.6%
Operating expenses(3)	3,710	3,412	10,737	10,232
Operating expense % of net revenues	22.1%	21.0%	21.4%	21.1%
Operating profit	1,527	1,464	4,982	4,596
Operating profit % of net revenues	9.1%	9.0%	9.9%	9.5%
Retail prescriptions filled (90 Day = 3 Rx) (1)	233.7	219.7	691.1	660.5
Net revenue increase:
Total	3.1%	4.7%	3.5%	2.3%
Pharmacy	5.3%	6.7%	5.0%	2.6%
Front store	(3.7)%	0.4%	(1.6)%	1.5%
Total prescription volume (90 Day = 3 Rx) (1)	6.4%	4.9%	4.6%	5.4%
Same store increase (decrease)(2):
Total sales	2.0%	3.3%	2.3%	0.9%
Pharmacy sales	4.8%	5.2%	4.5%	1.2%
Front store sales(4)	(4.5)%	(1.0)%	(2.9)%	—%
Prescription volume (90 Day = 3 Rx) (1)	5.1%	4.1%	3.7%	4.6%
Generic dispensing rate	83.3%	81.5%	83.3%	81.5%
Pharmacy % of total revenues	71.8%	70.4%	70.5%	69.5%
Third party % of pharmacy revenue	98.7%	97.9%	98.6%	97.9%

(1)
Includes the adjustment to convert 90-day prescriptions to the equivalent of three 30-day prescriptions. This adjustment reflects the fact that these prescriptions include approximately three times the amount of product days supplied compared to a normal prescription.

(2)	Same store sales exclude revenues from MinuteClinic and stores in Brazil.

(3)	Operating expenses for the three and nine months ended September 30, 2013 includes a $61 million gain on a legal settlement.

(4)
Front store same store sales would have been approximately 480 and 200 basis points higher for the three and nine months ended September 30, 2014, respectively, if tobacco and the estimated associated basket sales were excluded from both the three and nine months ended September 30, 2014 and 2013.

As of September 30, 2014, we operated 7,779 retail drugstores, compared to 7,601 retail drugstores as of September 30, 2013.

Net Revenues

Net revenues increased $501 million, or 3.1%, to $16.7 billion in the three months ended September 30, 2014, as compared to the prior year. Net revenues increased $1.7 billion, or 3.5%, to approximately $50.1 billion in the nine months ended September 30, 2014, as compared to the prior year. As you review our Retail Pharmacy Segment’s performance in this area, we believe you should consider the following important information that impacted the three and nine months ended September 30, 2014:

•
Net revenues from new stores accounted for approximately 110 basis points and 120 basis points of the increase in our total net revenues for the three and nine months ended September 30, 2014, respectively.

•
Front store same store sales decreased by 4.5% and 2.9% for the three and nine months ended September 30, 2014, respectively, compared to the prior year. The decrease in front store same store sales for the three months ended September 30, 2014 is primarily due to the Company's decision to stop selling tobacco products and softer customer traffic. Front store same store sales would have been approximately 480 and 200 basis points higher for the three and nine months ended September 30, 2014, respectively, if tobacco and the estimated associated basket sales were excluded from both the three and nine months ended September 30, 2014 and 2013. The decrease in front store same store sales for the nine months ended September 30, 2014 is primarily due to a decrease in customer traffic, as well as a less severe flu season than the prior year and extreme weather conditions across much of the United States during the first quarter, partially offset by an increase in basket size.

•
Pharmacy same store sales increased 4.8% and 4.5% for the three and nine months ended September 30, 2014, respectively, as compared to the prior year. The increase in pharmacy same store sales was primarily due to the increase in same store script growth of 5.1% and 3.7% for the three and nine months ended September 30, 2014, respectively, as well as drug inflation. Pharmacy same store sales for the nine months ended September 30, 2014 were negatively impacted by a lower incidence of flu compared to last year's strong flu season and extreme weather conditions across much of the United States in the first quarter, which led to fewer physician visits and prescriptions written. Pharmacy same store sales for the three and nine months ended September 30, 2014 were negatively impacted by approximately 190 and 120 basis points, respectively, from the implementation of Specialty Connect. Specialty Connect transitioned all specialty prescriptions to the Pharmacy Services Segment, as they are being processed through the Company's specialty mail order pharmacies. The implementation of Specialty Connect had a greater effect on revenues than on prescription volumes due to the higher dollar value of specialty products.

•
Pharmacy revenues continue to be negatively impacted by the conversion of brand name drugs to equivalent generic drugs, which typically have a lower selling price. Pharmacy same store sales were negatively impacted by approximately 190 and 160 basis points for the three and nine months ended September 30, 2014, respectively, due to recent generic introductions. The generic dispensing rate grew to 83.3% for both the three and nine months ended September 30, 2014, compared to 81.5% for both periods in the prior year. In addition, our pharmacy revenue growth has also been affected by the lack of significant new brand name drug introductions and higher consumer co-payments and co-insurance arrangements, continued reimbursement pressure, as well as, an increase in the number of over-the-counter remedies that were historically only available by prescription.

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

Gross profit increased $361 million, or 7.4%, to $5.2 billion in the three months ended September 31, 2014, as compared to the prior year. Gross profit as a percentage of net revenues increased to 31.3% in the three months ended September 30, 2014, compared to 30.0% in the prior year. Gross profit increased $891 million, or 6.0%, to $15.7 billion in the nine months ended September 30, 2014, compared to the prior year. Gross profit as a percentage of net revenues increased to 31.4% in the nine months ended September 30, 2014, compared to 30.6% in the prior year.

The increase in gross profit dollars was primarily driven by increases in generic dispensing rate and increased sales. The increase in gross profit as a percentage of net revenues was primarily driven by increased pharmacy margins due to the positive impact of increased generic dispensing rates, partially offset by continued reimbursement pressure. In addition, gross profit dollars and margin for the nine months ended September 30, 2014, were positively impacted by $53 million related to the favorable resolution of previously proposed retroactive reimbursement rate changes in the State of California Medicaid program. We expect the trend of new generic introductions to continue, albeit at a slower pace.

As you review our Retail Pharmacy Segment’s performance in this area, we believe you should consider the following important information that impacted the three and nine months ended September 30, 2014:

•
Sales to customers covered by third party insurance programs are a significant component of our retail pharmacy business. On average, our gross profit rate on third party pharmacy revenues is lower than our gross profit on cash pharmacy revenues. Third party revenues were 98.7% and 98.6% in the three and nine months ended September 30, 2014, respectively, compared to 97.9% for both the three and nine months ended September 30, 2013. The increase is primarily due to the Affordable Care Act, which has led to more customers having insurance coverage.

•
Front store revenues as a percentage of total revenues for the three and nine months ended September 30, 2014 was 27.7% and 29.0%, respectively, compared to 29.6% and 30.5% in the prior year, respectively. On average, our gross profit on front store revenues is higher than our average gross profit on pharmacy revenues. Pharmacy revenues as a percentage of total revenues increased approximately 140 and 100 basis points in the three and nine months ended September 30, 2014, respectively, compared to the prior year. The negative effect of the sales shift was offset by an increase in pharmacy margins.

•
During the three and nine months ended September 30, 2014, our front store gross profit as a percentage of net revenues increased compared to the same period in the prior year. The increase is primarily related to a change in the mix of products sold and higher store brand sales.

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

Operating expenses increased $298 million to $3.7 billion, or 22.1% as a percentage of net revenues, in the three months ended September 30, 2014, as compared to $3.4 billion, or 21.0% as a percentage of net revenues, in the prior year. Operating expenses increased $505 million to $10.7 billion, or 21.4% as a percentage of net revenues, in the nine months ended September 30, 2014, as compared to $10.2 billion, or 21.1% as a percentage of net revenues, in the prior year. The increase in operating expense dollars for the three and nine months ended September 30, 2014, was primarily due to incremental store operating costs associated with operating more stores, as well as increased benefits and legal costs, and lower gains from legal settlements. The results for the three and nine months ended September 30, 2014 and 2013 included gains from legal settlements of $21 million and $61 million, respectively. Additionally, in September 2014, the Company made a charitable contribution of $25 million to the CVS Foundation to fund future charitable giving. The Foundation is a non-profit entity that focuses on health, education and community involvement programs. The increase in operating expense dollars for the nine months ended September 30, 2014, was also due to incremental weather-related costs due to the extreme weather conditions across much of the United States during the first three months of the year. The increase in operating expenses as a percentage of net revenues for the three and nine months ended September 30, 2014 was driven by operating expenses growing at a faster pace than net revenues for the reasons described above, as well as, reimbursement rate pressure and the implementation of Specialty Connect.

Corporate Segment

Operating Expenses

Operating expenses in our Corporate Segment include expenses from the Company's executive management, corporate relations, legal, compliance, human resources, corporate information technology and finance related costs. Operating expenses increased $17 million, or 9.6%, to $196 million and $38 million, or 6.9%, to $591 million in the three and nine months ended September 30, 2014, respectively, as compared to the prior year. The increase in operating expenses for the three and nine months ended September 30, 2014 was primarily related to benefits costs, information technology costs and strategic initiatives.

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

Net cash provided by operating activities was $4.7 billion in the nine months ended September 30, 2014, compared to $4.2 billion in the nine months ended September 30, 2013. The $0.5 billion increase in cash provided by operating activities is primarily due to changes in working capital.

Net cash used in investing activities was approximately $3.5 billion in the nine months ended September 30, 2014, compared to $1.6 billion in the nine months ended September 30, 2013. The increase in cash used in investing activities is primarily due to the $2.1 billion in cash consideration paid for the acquisition of Coram in January 2014, partially offset by $0.2 billion of increased proceeds from sale-leaseback activity and $0.1 billion of proceeds from the sale of available-for-sale investments.

Net cash used in financing activities was $4.1 billion in the nine months ended September 30, 2014, compared to net cash used in financing activities of $2.5 billion in the nine months ended September 30, 2013. The $1.6 billion increase in cash used in financing activities was primarily due to $3.1 billion used to repay long-term debt and $0.5 billion of increased share repurchases, partially offset by $1.5 billion in proceeds from the issuance of long-term debt and a $0.6 billion increase in commercial paper borrowings.

On December 17, 2013, the Company's Board of Directors authorized a new share repurchase program for up to $6.0 billion of outstanding common stock (the "2013 Repurchase Program"). On September 19, 2012, the Company’s Board of Directors authorized a share repurchase program for up to $6.0 billion of outstanding common stock (the “2012 Repurchase Program”). The share repurchase authorizations, each of which was effective immediately, permitted the Company to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase transactions, and/or other derivative transactions. During the nine months ended September 30, 2014, the Company repurchased an aggregate of 37.2 million shares of common stock for approximately $2.8 billion pursuant to the 2013 and 2012 Repurchase Programs. As of September 30, 2014, approximately $3.9 billion remained available for future repurchases under the 2013 Repurchase Program and the 2012 Repurchase Program was complete. The 2013 Repurchase Programs may be modified or terminated by the Board of Directors at any time.

We had $775 million of commercial paper outstanding at a weighted average interest rate of 0.25% as of September 30, 2014. In connection with our commercial paper program, we maintain a $1.25 billion, five-year unsecured back-up credit facility, which expires on February 17, 2017, and a $1.0 billion, five-year unsecured back-up credit facility, which expires on May 23, 2018, and a $1.25 billion, five-year unsecured back-up credit facility, which expires on July 24, 2019. The credit facilities allow for borrowings at various rates that are dependent, in part, on the Company’s public debt ratings and require the Company to pay a weighted average quarterly facility fee of approximately 0.03%, regardless of usage. As of September 30, 2014, there were no borrowings outstanding under the back-up credit facilities.

Our back-up credit facilities and unsecured senior notes contain customary restrictive financial and operating covenants. These covenants do not include a requirement for the acceleration of our debt maturities in the event of a downgrade in our credit rating. We do not believe the restrictions contained in these covenants materially affect our financial or operating flexibility.

On August 7, 2014, the Company issued $850 million of 2.25% unsecured senior notes due August 12, 2019 and $650 million of 3.375% unsecured senior notes due August 12, 2024 (collectively, the "2014 Notes") for total proceeds of approximately $1.5 billion, net of discounts and underwriting fees. The 2014 Notes pay interest semi-annually and may be redeemed, in whole at any time, or in part from time to time, at the Company's option at a defined redemption price plus accrued and unpaid interest to the redemption date. The net proceeds of the 2014 Notes were used for general corporate purposes and to repay certain corporate debt.

On August 7, 2014, the Company announced tender offers for any and all of the 6.25% Senior Notes due 2027, and up to a maximum amount of the 6.125% Senior Notes due 2039, the 5.75% Senior Notes due 2041 and the 5.75% Senior Notes due 2017, for up to an aggregate principal amount of $1.5 billion. On August 21, 2014, the Company increased the aggregate principal amount of the tender offers to $2.0 billion and completed the repurchase for the maximum amount on September 4, 2014. The Company paid a premium of $490 million in excess of the debt principal in connection with the tender offers, wrote off $26 million of unamortized deferred financing costs and incurred $5 million in fees, for a total loss on the early extinguishment of debt of $521 million. The loss was recorded in income from continuing operations in the condensed consolidated statement of income for the three and nine months ended September 30, 2014.

As of September 30, 2014, our long-term debt was rated “Baa1” by Moody’s with a stable outlook and “BBB+” by Standard & Poor’s with a stable outlook, and our commercial paper program was rated “P-2” by Moody’s and “A-2” by Standard & Poor’s. In assessing our credit strength, we believe that both Moody’s and Standard & Poor’s considered, among other things, our capital structure and financial policies as well as our consolidated balance sheet, our historical acquisition activity and other financial information. Although we currently believe our long-term debt ratings will remain investment grade, we cannot guarantee the future actions of Moody’s and/or Standard & Poor’s. Our debt ratings have a direct impact on our future borrowing costs, access to capital markets and new store operating lease costs.

Off-Balance Sheet Arrangements

In connection with executing operating leases, we provide a guarantee of the lease payments. We also finance a portion of our new store development through sale-leaseback transactions, which involve selling stores to unrelated parties and then leasing the stores back under leases that generally qualify and are accounted for as operating leases. We do not have any retained or contingent interests in the stores, and we do not provide any guarantees, other than a guarantee of the lease payments, in connection with the transactions. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), such operating leases are not reflected in our condensed consolidated balance sheet. See Note 12 to our condensed consolidated financial statements for a detailed discussion of these guarantees.

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

During the three months ended September 30, 2014, we performed our required annual impairment test of goodwill and indefinitely-lived trademarks. The results of the impairment tests indicated that there was no impairment of goodwill or trademarks. The goodwill impairment tests resulted in the fair values of our reporting units exceeding their carrying values by a significant margin.

For a full description of our other critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Form 10-K.

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

Cautionary Statement Concerning Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of the federal securities laws. In addition, the Company and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the U.S. Securities and Exchange Commission ("SEC") and in its reports to stockholders, press releases, webcasts, conference calls, meetings and other communications. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “project,” “anticipate,” “will,” “should” and similar expressions identify statements that constitute forward-looking statements. All statements addressing operating performance of CVS Health Corporation or any subsidiary, events or developments that the Company expects or anticipates will occur in the future, including statements relating to corporate strategy; revenue growth; earnings or earnings per common share growth; adjusted earnings or adjusted earnings per common share growth; free cash flow; debt ratings; inventory levels; inventory turn and loss rates; store development; relocations and new market entries; retail pharmacy business, sales trends and operations; PBM business, sales trends and operations; the Company's ability to attract or retain customers and clients; Medicare Part D competitive bidding, enrollment and operations; new product development; and the impact of industry developments, as well as statements expressing optimism or pessimism about future operating results or events, are forward-looking statements within the meaning of the federal securities laws.

The forward-looking statements are and will be based upon management’s then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

By their nature, all forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons as described in our SEC filings, including those set forth in the Risk Factors section in our 2013 Form 10-K, and including, but not limited to:

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2014, the Company did not have any interest rate, foreign currency exchange rate or commodity derivative instruments in place and believes that as of September 30, 2014 its exposure to interest rate risk (inherent in the Company's debt portfolio), foreign currency exchange rate risk and commodity price risk is not material.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of September 30, 2014, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to provide reasonable assurance that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II
Item 1. Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our 2013 Form 10-K. The following discussion is limited to certain recent developments concerning our legal proceedings and should be read in conjunction with those earlier reports.

1.
In December 2007, the Company received a document subpoena from the Office of Inspector General (“OIG”) within the U.S. Department of Health and Human Services, requesting information relating to the processing of Medicaid and certain other government agency claims on behalf of its clients (which allegedly resulted in underpayments from our pharmacy benefit management clients to the applicable government agencies) on one of the Company's adjudication platforms. In September 2014, the Company settled the underlying lawsuit with the United States Department of Justice, the OIG and the private plaintiff without any admission of liability and is in discussions with the OIG concerning other claim processing issues.

2.
Caremark (the term “Caremark” being used herein to generally refer to any one or more pharmacy benefit management subsidiaries of the Company, as applicable) was named in a putative class action lawsuit filed in October 2003 in Alabama state court by John Lauriello, purportedly on behalf of participants in the 1999 settlement of various securities class action and derivative lawsuits against Caremark and others. Other defendants include insurance companies that provided coverage to Caremark with respect to the settled lawsuits. The Lauriello lawsuit seeks approximately $3.2 billion in compensatory damages plus other non-specified damages based on allegations that the amount of insurance coverage available for the settled lawsuits was misrepresented and suppressed. A similar lawsuit was filed in November 2003 by Frank McArthur, also in Alabama state court, naming as defendants Caremark, several insurance companies, attorneys and law firms involved in the 1999 settlement. This lawsuit was stayed as a later-filed class action, but McArthur was subsequently allowed to intervene in the Lauriello action. Following the close of class discovery, the trial court entered an Order on August 15, 2012 that granted the plaintiffs’ motion to certify a class pursuant to Alabama Rules of Civil Procedure 23(b)(3) but denied their request that the class also be certified pursuant to Rule 23(b)(1). In addition, the August 15, 2012 Order appointed class representatives and class counsel. On September 12, 2014, the Alabama Supreme Court affirmed the trial court's August 15, 2012 Order. The Defendants timely filed an Application for Rehearing with the Alabama Supreme Court seeking to clarify or modify its September 12, 2014 decision. The proceedings in the trial court remain stayed pending resolution of the rehearing application.

3.
A purported shareholder derivative action was filed on behalf of nominal defendant CVS Health Corporation against certain of the Company’s officers and members of its Board of Directors. The action, which alleged a single claim for breach of fiduciary duty relating to the Company's alleged failure to properly implement internal regulatory controls to comply with the Controlled Substances Act and the Combat Methamphetamine Epidemic Act, was originally filed in June 2012. In addition, an amended complaint was filed in November 2012 and a Supplemental Complaint was filed in April 2013. In October 2013, the court granted the Company's motion to dismiss and entered judgment dismissing the action, without prejudice. Following dismissal of the action, the same purported shareholder sent a letter to the Company's Board of Directors demanding that the Board investigate her allegations and pursue legal action against certain directors and officers of the Company. After conducting a thorough review, an independent committee of the Board of Directors rejected the demand.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table presents the total number of shares purchased in the three months ended September 30, 2014, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to the 2013 Repurchase Program. See Note 5 to the condensed consolidated financial statements.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2014 through July 31, 2014	3,631,980	$77.16	3,631,980	$4,411,858,900
August 1, 2014 through August 31, 2014	3,828,187	$78.18	3,828,187	$4,112,564,982
September 1, 2014 through September 30, 2014	2,729,807	$80.76	2,729,807	$3,892,098,284
Totals	10,189,974		10,189,974

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

3.1G*
Certificate of Amendment to the Amended and Restated Certificate of Incorporation [incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated September 3, 2014 (Commission File No. 001-01011)].

3.2*	By-laws of Registrant, as amended and restated [incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated September 3, 2014 (Commission File No. 001-01011)].

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the CVS Health Corporation Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related Footnotes to the Condensed Consolidated Financial Statements.

Signatures:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CVS Health Corporation
(Registrant)

/s/ David M. Denton

David M. Denton
Executive Vice President and
Chief Financial Officer
November 4, 2014