Form 10-K
period 2014-12-31
CVS HEALTH Corp
filed 2015-02-10
CIK 64803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

 ☒       Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014
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

Securities registered pursuant to Section 12(g) of the Exchange Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $87,242,957,318 as of June 30, 2014, based on the closing price of the common stock on the New York Stock Exchange. For purposes of this calculation, only executive officers and directors are deemed to be the affiliates of the registrant.

As of February 3, 2015, the registrant had 1,125,252,739 shares of common stock issued and outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE
Filings made by companies with the Securities and Exchange Commission sometimes “incorporate information by reference.” This means that the company is referring you to information that was previously filed or is to be filed with the SEC, and this information is considered to be part of the filing you are reading. The following materials are incorporated by reference into this Form 10-K:
 ·                  Portions of our Annual Report to Stockholders for the fiscal year ended December 31, 2014 are incorporated by reference in our response to Items 7, 8 and 9 of Part II.
·                  Information contained in our Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated by reference in our response to Items 10 through 14 of Part III.

PART I
Item 1. Business

Overview

CVS Health Corporation, together with its subsidiaries (collectively “CVS Health,” the “Company,” “we,” “our” or “us”), is a pharmacy innovation company helping people on their path to better health. At the forefront of a changing health care landscape, the Company has an unmatched suite of capabilities and the expertise needed to drive innovations that will help shape the future of health.

We are currently the only integrated pharmacy health care company with the ability to impact consumers, payors, and providers with innovative, channel-agnostic solutions. We have a deep understanding of their diverse needs through our unique integrated model, and we are bringing them innovative solutions that help increase access to quality care, deliver better health outcomes, and lower overall health care costs.

Through our 7,800 retail pharmacies, more than 900 walk-in medical clinics, a leading pharmacy benefits manager with more than 65 million plan members, and expanding specialty pharmacy services, we enable people, businesses, and communities to manage health in more effective ways. We are delivering break-through products and services, from advising patients on their medications at our CVS/pharmacy® locations, to introducing unique programs to help control costs for our clients at CVS/caremark, to innovating how care is delivered to our patients with complex conditions through CVS/specialty, or by expanding access to high-quality, low-cost care at CVS/minuteclinic.

We currently have three reportable segments: Pharmacy Services, Retail Pharmacy and Corporate.

Pharmacy Services Segment

The Pharmacy Services Segment provides a full range of pharmacy benefit management (“PBM”) services, as described more fully below, to our clients consisting primarily of employers, insurance companies, unions, government employee groups, health plans, Managed Medicaid plans, plans offered on the public and private exchanges, other sponsors of health benefit plans and individuals throughout the United States. In addition, through our SilverScript Insurance Company (“SilverScript”) subsidiary, we are a national provider of drug benefits to eligible beneficiaries under the federal government’s Medicare Part D program. The Pharmacy Services Segment operates under the CVS/caremarkTM Pharmacy Services, Caremark®, CarePlus CVS/pharmacy®, RxAmerica®, Accordant®, SilverScript®, Coram® CVS/specialtyTM, NovoLogix® and Navarro® Health Services names. As of December 31, 2014, the Pharmacy Services Segment operated 27 retail specialty pharmacy stores, 11 specialty mail order pharmacies and four mail order dispensing pharmacies, and 86 branches, including approximately 70 ambulatory infusion suites, and six centers of excellence for infusion and enteral services, located in 40 states, Puerto Rico and the District of Columbia. During the year ended December 31, 2014, our PBM filled or managed approximately 932 million prescriptions.

Pharmacy Services Business Strategy - Our business strategy centers on providing innovative pharmaceutical solutions and quality client service in order to help improve clinical outcomes for our clients’ health benefit plan members while assisting our clients and their plan members in better managing overall health care costs. Our goal is to produce superior results for our clients and their plan members by leveraging our expertise in core PBM services, including: plan design offerings and administration, formulary management, Medicare Part D services, mail order, specialty pharmacy and infusion services, retail pharmacy network management services, prescription management systems, clinical services, disease management services and medical spend management.

In addition, as a fully integrated pharmacy services company, we are able to offer our clients and their plan members a variety of programs and plan designs that benefit from our integrated systems and the ability of our more than 26,000 pharmacists, nurses, nurse practitioners and physician assistants to interact personally with the many plan members who shop our stores every day. Through our multiple member touch points (retail stores, mail order, infusion and specialty pharmacies, retail medical clinics, call centers, proprietary websites and mobile devices), we seek to engage plan members in behaviors that help lower cost and improve health care outcomes. Examples of these programs and services include: Maintenance Choice®, a program where eligible client plan members can elect to fill their maintenance prescriptions at our retail pharmacy stores for the same price as mail order; Pharmacy Advisor®, a program that facilitates face-to-face and telephone counseling by our pharmacists to help participating plan members with certain chronic diseases, such as diabetes and cardiovascular conditions, to identify gaps in care, adhere to their prescribed medications and manage their health conditions; compliance and persistency programs designed to help ensure that patients take their medications in the proper manner; enhanced disease management programs that are targeted at managing chronic disease states; and an ExtraCare® Health Card program which offers discounts to eligible plan members on certain over-the-counter health care products sold in our CVS/pharmacy stores. In addition,

MinuteClinic® is an important and differentiated part of the enterprise that offers certain capabilities available to PBM members. Ways we are working with our clients include partnerships with health plan clients sponsoring patient centered medical homes, biometric screening opportunities, closing gaps in care, plan sponsored co-pay reductions to encourage use of MinuteClinic and onsite clinics at client corporate headquarters.

PBM Services - Our PBM services are described more fully below.

Plan Design Offerings and Administration - Our clients sponsor pharmacy benefit plans that facilitate the ability of eligible members in these plans to receive prescribed medications. We assist our clients in designing pharmacy benefit plans that help minimize the costs to the client while prioritizing the welfare and safety of the clients’ members and helping improve health outcomes. We also administer these benefit plans selected by our clients and assist them in monitoring the effectiveness of these plans through frequent, informal communications as well as through a formal annual client review.

We make recommendations to our clients helping them to design benefit plans promoting the use of the lower cost, clinically appropriate drug. We help our clients control costs by offering plan designs that encourage the use of generic equivalents of brand name drugs when such equivalents are available. Our clients also have the option, through plan design, to further lower their pharmacy benefit plan costs by setting different member payment levels for different products on their drug lists or “formularies”.

Formulary Management - We utilize an independent panel of doctors, pharmacists and other medical experts, referred to as our Pharmacy and Therapeutics Committee, to select drugs that meet the highest standards of safety and efficacy for inclusion on our formularies. Our formularies provide recommended products in numerous drug classes to ensure member access to clinically appropriate alternatives under the client’s pharmacy benefit plan. To help improve clinical outcomes for members and clients, we conduct ongoing, independent reviews of all drugs, including, but not limited to, those appearing on the formularies and generic equivalent products, as well as our clinical programs. Many of our clients choose to adopt our template formulary offerings as part of their plan design.

Medicare Part D Services - We participate in the administration of the drug benefit added to the Medicare program under Part D of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) through the provision of PBM services to our health plan clients and other clients that have qualified as Medicare Part D prescription drug plans (“PDP”) and by offering Medicare Part D pharmacy benefits through SilverScript, a PDP approved by the Centers for Medicare and Medicaid Services (“CMS”). We also assist employer, union and other health plan clients that qualify for the retiree drug subsidy made available under the MMA by collecting and submitting eligibility and/or drug cost data to CMS in order for them to obtain the subsidy.

Mail Order Pharmacy - As of December 31, 2014, we operated four mail order dispensing pharmacies in the United States. Plan members or their prescribers submit prescriptions or refill requests, primarily for maintenance medications, to these pharmacies via mail, telephone, fax, e-prescribing or the Internet. We also operate a network of smaller mail order specialty pharmacies described below. Our staff pharmacists review mail order prescriptions and refill requests with the assistance of our prescription management systems. This review may involve communications with the prescriber and, with the prescriber’s approval when required, can result in generic substitution, therapeutic interchange or other actions designed to help reduce cost and/or improve quality of treatment. These pharmacies have been awarded Mail Order Pharmacy accreditation from Utilization Review Accreditation Commission (“URAC”), a Washington DC-based health care accrediting organization that establishes quality standards for the health care industry.

Specialty Pharmacy - Our specialty pharmacies support individuals that require complex and expensive drug therapies. As of December 31, 2014, our specialty pharmacy operations included 11 specialty mail order pharmacies located throughout the United States that are used for delivery of advanced medications to individuals with chronic or genetic diseases and disorders. Substantially all of these pharmacies have been accredited by the Joint Commission, which is an independent, not-for-profit organization that accredits and certifies more than 20,500 health care organizations and programs in the United States. These pharmacies have also been awarded Specialty Pharmacy accreditation from URAC. As of December 31, 2014, the Company operated a network of 27 retail specialty pharmacy stores, which operate under the CarePlus CVS/pharmacy® and Navarro® Health Services names. These stores average 2,600 square feet in size and sell prescription drugs and a limited assortment of front store items such as alternative medications, homeopathic remedies and vitamins. In January 2014, we enhanced our offerings of specialty infusion services and began offering enteral nutrition services through Coram LLC and its subsidiaries (collectively, “Coram”), which we acquired on January 16, 2014. Coram is one of the nation’s largest providers of comprehensive infusion services, caring for approximately 240,000 patients annually. In May 2014, we implemented Specialty ConnectTM, which integrates our specialty pharmacy mail and retail capabilities, providing members with disease-state specific counseling from our experienced specialty pharmacists and the choice to bring their specialty prescriptions to a CVS/pharmacy location. Whether submitted through our mail order pharmacy or at CVS/pharmacy, all prescriptions are filled through the Company’s specialty mail order pharmacies, so all revenue from this specialty prescription services program is recorded within the Pharmacy Services Segment. Members then can choose to pick up their medication at their local CVS/pharmacy or have it sent to their home through the mail.

Retail Pharmacy Network Management - We maintain a national network of more than 68,000 retail pharmacies, consisting of approximately 41,000 chain pharmacies (which includes our CVS/pharmacy stores) and 27,000 independent pharmacies, in the United States, Puerto Rico, District of Columbia, Guam and the Virgin Islands. When a customer fills a prescription in a retail pharmacy, the pharmacy sends prescription data electronically to us from the point-of-sale. This data interfaces with our proprietary prescription management systems, which verify relevant plan member data and eligibility, while also performing a drug utilization review to help evaluate clinical appropriateness and safety and confirming that the pharmacy will receive payment for the prescription.

Prescription Management Systems - We dispense prescription drugs both directly, through one of our mail order or specialty pharmacies, or through a network of retail pharmacies, described above. All prescriptions processed through our systems, whether they are filled through one of our mail order dispensing pharmacies or through a pharmacy in our retail network, are analyzed, processed and documented by our proprietary prescription management systems. These systems assist staff and network pharmacists in processing prescriptions by automating review of various items, including, but not limited to, plan eligibility, early refills, duplicate dispensing, appropriateness of dosage, drug interactions or allergies, over-utilization and potential fraud.

Clinical Services - We offer multiple clinical programs and services to help clients manage overall pharmacy and health care costs in a clinically appropriate manner. Our programs are primarily designed to promote safety, and to help target inappropriate utilization and non-adherence to medication, each of which may result in adverse medical events that negatively impact member health and client pharmacy and medical spend. In this regard, we offer various utilization management, medication management, quality assurance, adherence and counseling programs to complement the client’s plan design and clinical strategies.

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

Medical Pharmacy Management - We offer a technology platform that helps identify and capture cost savings opportunities for specialty drugs billed under the medical benefit, and that helps ensure appropriate clinical use of these drugs.

Pharmacy Services Information Systems - We currently operate a small number of claim adjudication platforms to support our Pharmacy Services Segment. However, the majority of our clients have migrated to one destination platform. These information systems incorporate architecture that centralizes the data generated from filling mail order prescriptions, adjudicating retail pharmacy claims and fulfilling other services we provide to PBM clients.

Pharmacy Services Clients - Our clients are primarily employers, insurance companies, unions, government employee groups, health plans, Managed Medicaid plans and plans offered on public and private exchanges, other sponsors of health benefit plans and individuals located throughout the United States. We provide pharmaceuticals to eligible members in benefit plans maintained by our clients and utilize our information systems, among other things, to help perform safety checks, drug interaction screening and identify opportunities for generic substitution. We generate substantially all of our Pharmacy Services Segment net revenue from dispensing prescription drugs to eligible members in benefit plans maintained by our clients. No single PBM client accounts for 10% or more of our annual consolidated revenues.

Pharmacy Services Seasonality - The majority of our Pharmacy Services Segment revenues are not seasonal in nature. However, our quarterly earnings and operating cash flows are impacted by the Medicare Part D benefit design and changes in the composition of our membership. The Medicare Part D standard benefit design results in coverage that varies with a member's cumulative annual out-of-pocket costs. The benefit design generally results in plan sponsors sharing a greater portion of the responsibility for total prescription drug costs in the early part of the year. As a result, the PDP plan pay percentage or benefit ratio generally decreases and operating profit generally increases as the year progresses.

Pharmacy Services Competition - We believe the primary competitive factors in the industry include: (i) the ability to negotiate favorable discounts from drug manufacturers; (ii) the ability to negotiate favorable discounts from, and access to, retail pharmacy networks; (iii) responsiveness to clients’ needs; (iv) the ability to identify and apply effective cost management programs utilizing clinical strategies; (v) the ability to develop and utilize preferred formularies; (vi) the ability to market PBM products and services; (vii) the commitment to provide flexible, clinically-oriented services to clients; (viii) the quality, scope and costs of products and services offered to clients and their members, and (ix) operational excellence in delivering services. The Pharmacy Services Segment has a significant number of competitors offering PBM services (e.g., Express Scripts, OptumRx, Catamaran, Prime Therapeutics, MedImpact and Humana) including large, national PBM companies, PBMs owned by large national health plans and smaller standalone PBMs.

Retail Pharmacy Segment

As of December 31, 2014, the Retail Pharmacy Segment included 7,822 retail drugstores, of which 7,765 operated a pharmacy, our online retail pharmacy websites, CVS.com®, Navarro.comTM and Onofre.com.brTM, 17 onsite pharmacy stores and our retail health care clinics. The retail drugstores are located in 44 states, the District of Columbia, Puerto Rico and Brazil operating primarily under the CVS/pharmacy®, CVS®, Longs Drugs®, Navarro Discount Pharmacy® and Drogaria OnofreTM names. We currently operate in 98 of the top 100 United States drugstore markets and hold the number one or number two market share in 88 of these markets. The Retail Pharmacy Segment sells prescription drugs and a wide assortment of over-the-counter and personal care products, beauty and cosmetic products, and general merchandise, which we refer to as “front store” products. Existing retail stores range in size from approximately 5,000 to 30,000 square feet, although most new stores range in size from approximately 8,000 to 13,000 square feet and typically include a drive-thru pharmacy. During 2014, we filled 756 million retail prescriptions (counting 90-day prescriptions as one prescription), or approximately 21% of the United States retail pharmacy market. In 2014, our retail drugstores became the first pharmacies in the nation to receive Community Pharmacy Accreditation from URAC.

Retail Pharmacy Business Strategy - Our integrated pharmacy services model has enhanced the ability of our retail pharmacy stores to expand customer access to care while helping to lower overall health care costs and improve health outcomes. In that regard, the role of our retail pharmacist is shifting from primarily dispensing prescriptions to also providing services, including flu vaccinations as well as face-to-face patient counseling with respect to adherence to drug therapies, closing gaps in care and recommending more cost effective drug therapies. In addition, personalization is central to our retail strategy. Our customer-driven personalization through ExtraCare®, ExtraCare Beauty Club® and MyWeeklyAdTM are designed to help us connect directly with individual consumers to deliver a personalized experience. We also provide a broad assortment of quality merchandise at competitive prices using a retail format that emphasizes service, innovation and convenience. One of the keys to our strategy is technology, which allows us to focus on constantly improving service and exploring ways to provide more personalized product offerings and services. We believe that continuing to be the first to market with new and unique products and services, using innovative marketing and adjusting our mix of merchandise to match our customers’ needs and preferences is very important to our ability to continue to improve customer satisfaction.

Retail Pharmacy Products and Services - A typical retail store sells prescription drugs and a wide assortment of high-quality, nationally advertised brand name and proprietary brand merchandise. Front store categories include over-the-counter drugs, beauty products and cosmetics, personal care products, convenience foods, photo finishing services, seasonal merchandise and greeting cards. We purchase our merchandise from numerous manufacturers and distributors. We believe that competitive sources are readily available for substantially all of the products we carry and the loss of any one supplier would not likely have a material effect on the business.

Retail Pharmacy Segment net revenues by major product group are as follows:

	Percentage of Net Revenues(1)
	2014	2013	2012
Prescription drugs	70.7%	69.5%	68.8%
Over-the-counter and personal care	11.0	11.0	10.9
Beauty/cosmetics	4.7	4.9	5.0
General merchandise and other	13.6	14.6	15.3
	100.0%	100.0%	100.0%

(1)	Percentages are estimates based on store point-of-sale data.

Pharmacy - Pharmacy revenues represented more than two-thirds of Retail Pharmacy revenues in each of 2014, 2013 and 2012. We believe that our pharmacy operations will continue to represent a critical part of our business due to favorable industry trends (e.g., an aging American population consuming a greater number of prescription drugs, pharmaceuticals being used more often as the first line of defense for managing illness, and the impact of expanded health insurance coverage through the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively, “ACA”), the introduction of new pharmaceutical products, and Medicare Part D. We believe our pharmacy business benefits from our investment in both people and technology, as well as our innovative partnerships with health plans, PBMs and providers. Given the nature of prescriptions, people want their prescriptions filled accurately by professional pharmacists using the latest tools and technology, and ready when promised. Consumers need medication management programs and better information to help them get the most out of their health care dollars. To assist our customers with these needs, we have introduced integrated pharmacy health care services that provide an earlier, easier and more effective approach to engaging them in behaviors that can help lower costs, improve health, and save lives. Examples include: our Patient Care Initiative, an enhanced medication adherence program; Maintenance Choice®, a program where eligible client plan members can elect to fill their maintenance prescriptions at our retail pharmacy stores for the same price as mail order; and Pharmacy Advisor®, our program that facilitates pharmacist counseling, both face-to-face and over the telephone, to help participating plan members with certain chronic diseases, such as diabetes and cardiovascular conditions, to identify gaps in care, adhere to their prescribed medications and manage their health conditions; as well as Specialty ConnectTM, our integrated specialty pharmacy offering that began in 2014 which integrates specialty mail and retail capabilities, providing members with disease-state specific counseling from our experienced specialty pharmacists and the choice to bring their specialty prescriptions to a CVS/pharmacy location or submit it through our specialty mail order pharmacies. Maintenance Choice, Pharmacy Advisor and Specialty Connect are all programs that demonstrate our ability to enhance the customer experience through our integrated enterprise products and services. Further evidencing our belief in the importance of pharmacy service is our continuing investment in technology, such as our Drug Utilization Review system that helps check for harmful interactions between prescription drugs and patient identified over-the-counter products, vitamins and herbal remedies; our proprietary pharmacy system that integrates our product delivery and clinical workflows as well as advanced patient safety functionality such as drug utilization review, Rx Connect; our prescription refill program, ReadyFill®; and our online retail businesses, CVS.com, Navarro.com and Onofre.com.br.

Front Store - Front store revenues benefited from our strategy to be the first to market with new and unique products and services, using innovative personalized marketing and adjusting our mix of merchandise to match our customers’ needs and preferences. A key component of our front store strategy is our ExtraCare® card program, which is helping us continue to build our loyal customer base. The ExtraCare program is one of the largest and most successful retail loyalty programs in the United States. The ExtraCare program allows us to balance our marketing efforts so we can reward our best customers by providing them automatic sale prices, customized coupons, ExtraBucks® rewards and other benefits. Similar to ExtraCare is the Beauty Club, another program that rewards our loyal customers with sales prices and customized coupons. We continue to launch new and exclusive brands like Salma Hayek NuanceTM, MakeUp AcademyTM and NYX® to create unmatched offerings in beauty. Another component of our front store strategy is our unique product offerings, which include a full range of high-quality CVS/pharmacy® and proprietary brand products that are only available through CVS/pharmacy stores. We currently carry over 5,200 CVS/pharmacy and proprietary brand products, which accounted for approximately 19.5% of our front store revenues during 2014. These products include expanded offerings of healthy foods and vitamins. Furthermore, we are tailoring certain groups of stores, such as suburban area stores, to better meet the needs of our customers.

MinuteClinic - As of December 31, 2014, we operated 971 MinuteClinic® locations in 31 states and the District of Columbia, of which 963 were located in CVS/pharmacy stores. We opened 175 new clinics during 2014. MinuteClinics are staffed by nurse practitioners and physician assistants who utilize nationally established guidelines to diagnose and treat minor health conditions, perform health screenings, monitor chronic conditions, provide wellness services and deliver vaccinations. Insurers value MinuteClinic because it provides convenient, high-quality, cost-effective care, in many cases offering an attractive alternative to more expensive sites of care. As a result, visits paid for by employers, health insurers or other third parties accounted for approximately 85% of MinuteClinic’s total revenues in 2014. MinuteClinic is collaborating with our Pharmacy Services Segment to help meet the needs of CVS/caremark’s client plan members by offering programs that can improve member health and lower costs. MinuteClinic is now affiliated with 49 major health systems and continues to build a platform that supports primary care.

Onsite Pharmacies - We also operate a limited number of small pharmacies located at client sites under the CarePlus®, CarePlus CVS/pharmacy®, CVS/pharmacy® or Wellness Works Pharmacy name, which provide certain health plan members and customers with a convenient alternative for filling their prescriptions.

Retail Pharmacy Store Development - The addition of new stores has played, and will continue to play, a key role in our continued growth and success. Our store development program focuses on three areas: entering new markets, adding stores within existing markets and relocating stores to more convenient sites. During 2014, we opened 151 new retail pharmacy stores, acquired 33 stores, relocated 60 stores and closed 22 stores. During the last five years, we opened more than 1,200 new and relocated stores, and acquired 125 stores. During 2015, we expect square footage growth of approximately 2%. We believe that continuing to grow our store base and locating stores in more accessible markets are essential components to compete effectively in the current health care environment. As a result, we believe that our store development program is an integral part of our ability to maintain our leadership position given the changing health care landscape and to meet the increasing needs of our customers.

Retail Pharmacy Information Systems - We have continued to invest in information systems to enable us to deliver exceptional customer service, enhance safety and quality, and expand our patient care services while lowering operating costs. Leveraging our retail pharmacy fulfillment system, RxConnect and our proprietary WeCARE Workflow, supports our pharmacy teams by prioritizing work to meet customer expectations, facilitating prescriber outreach, and seamlessly integrating our clinical programs. This solution delivers improved efficiency and enhances the customer experience, as well as providing a framework to accommodate the evolution of pharmacy practice and the expansion of our clinical programs. Our Health Engagement EngineTM technology and proprietary clinical algorithms enable us to help identify opportunities for our pharmacists to deliver face-to-face counseling regarding patient health and safety matters, including adherence issues, gaps in care and management of certain chronic health conditions. Our digital strategy empowers the consumer to navigate their pharmacy experience and manage their condition through our on-line and mobile tools that offer utility and convenience. This includes the ability to schedule an appointment at MinuteClinic, get next-in line alerts or health reminders and appointment updates via the phone. Our integrated digital offerings help patients seamlessly manage retail, mail and specialty prescriptions dispensed by a CVS/pharmacy location and enhance front store personalization to drive value for customers. We experienced strong adoption of our digital solutions with our mobile app receiving critical acclaim for ease of use and our text message program experiencing significant growth.

Retail Pharmacy Customers - Managed care organizations, government-funded health care programs (including state Medicaid plans and Medicare Part D drug plans), commercial employers and other third party plans accounted for 98.6% of our 2014 pharmacy revenues. The loss of any one payor should not have a material effect on our business. No single retail payor accounts for 10% or more of our annual consolidated revenues. However, the success of our retail drugstore business is dependent upon our ability to establish and maintain contractual relationships with PBMs and other payors on acceptable terms.

Retail Pharmacy Seasonality - The majority of our revenues, particularly pharmacy revenues, are generally not seasonal in nature. However, front store revenues tend to be higher during the December holiday season. In addition, both pharmacy and front store revenues are affected by the timing and severity of the cough, cold and flu season. For additional information, we refer you to “Risks related to the seasonality of our business” in Item 1A. Risk Factors.

Retail Pharmacy Competition - The retail drugstore business is highly competitive. We believe that we compete principally on the basis of: (i) store location and convenience, (ii) customer service and satisfaction, (iii) product selection and variety and (iv) price. In the markets we serve, we compete with other drugstore chains (e.g., Walgreens and Rite Aid), supermarkets, discount retailers (e.g., Wal-Mart and Target), independent pharmacies, restrictive pharmacy networks, membership clubs, Internet companies, and retail health clinics, as well as other mail order pharmacies and PBMs.

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

Red Oak is a variable interest entity. The Company has determined that it is the primary beneficiary of this variable interest entity because it has the ability to direct the activities of Red Oak. Consequently, the Company consolidates Red Oak in its consolidated financial statements within the Retail Pharmacy Segment. Cardinal is required to pay the Company 39 quarterly payments of $25.6 million which commenced in October 2014 and, if certain milestones are achieved, it will pay additional predetermined quarterly amounts to the Company beginning in the third quarter of 2015.

Working Capital Practices

We fund the growth of our business through a combination of cash flow from operations, commercial paper, proceeds from sale-leaseback transactions and long-term borrowings. For additional information on our working capital practices, we refer you to the caption “Management’s Discussion and Analysis - Liquidity and Capital Resources” in our Annual Report to Stockholders for the year ended December 31, 2014, which section is incorporated by reference herein. The majority of our non-pharmacy revenues are paid in cash, or with debit or credit cards, while managed care and other third party insurance programs, which typically settle in less than 30 days, represented approximately 99.5% of our consolidated pharmacy revenues in 2014, including both Retail Pharmacy and Pharmacy Services. The remainder of consolidated pharmacy revenues are paid in cash, or with debit or credit cards. Our customer returns are not significant.

Colleague Development

As of December 31, 2014, we employed approximately 217,800 colleagues, which included more than 26,000 pharmacists, nurses, nurse practitioners and physician assistants. The total included approximately 80,000 part-time colleagues who work less than 30 hours per week. To deliver the highest levels of service to our customers, we devote considerable time and attention to our people and service standards. We emphasize attracting and training knowledgeable, friendly and helpful associates to work in our organization.

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

Government Regulation

Overview - Much of our business is subject to federal and state laws and regulations. In addition, many of our PBM clients and our payors in the Retail Pharmacy Segment, including insurers and managed care organizations (“MCOs”), are themselves subject to extensive regulations that affect the design and implementation of prescription drug benefit plans that they sponsor. The application of these complex legal and regulatory requirements to the detailed operation of our business creates areas of uncertainty. Further, there are numerous proposed health care laws and regulations at the federal and state levels, some of which could adversely affect our business if they are enacted. We are unable to predict what federal or state legislation or regulatory initiatives may be enacted in the future relating to our business or the health care industry in general, or what effect any such legislation or regulations might have on our business. Any failure or alleged failure to comply with applicable laws and regulations as summarized below, or any adverse applications of, or changes in, the laws and regulations affecting our business, could have a material adverse effect on our operating results and/or financial condition. See Item 3, “Legal Proceedings” for further information.

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

Laws and Regulations Related to Each Operating Segment of Our Business

Laws Related to Reimbursement by Government Programs - We are subject to various state and federal laws concerning our submission of claims for reimbursement by Medicare, Medicaid and other government-sponsored health care programs. Potential sanctions for violating these laws include recoupment or reduction of government reimbursement amounts, civil penalties, multiples damages, and exclusion from participation in government health care programs. Such laws include the federal False Claims Act (“FCA”), various state false claims acts, the federal “Stark Law” and related state laws. In particular, the FCA prohibits intentionally submitting, conspiring to submit, or causing to be submitted, false claims, records, or statements to the federal government, or intentionally failing to return overpayments, in connection with reimbursement by federal government programs. As part of ACA, the federal Anti-Kickback Statute was amended in 2010 to provide that any claim for government reimbursement violates the FCA where it results from a violation of the Anti-Kickback Statute. Most states have enacted false claims laws analogous to the FCA, and both federal and state false claims laws permit private individuals to file qui tam or “whistleblower” lawsuits on behalf of the federal or state government. Further, the federal Stark Law generally prohibits physicians from referring Medicare or Medicaid beneficiaries for certain services, including outpatient prescription drugs, to any entity with which the physician, or an immediate family member of the physician, has a financial relationship. The Stark Law further prohibits the entity receiving a prohibited referral from presenting a claim for reimbursement by Medicare or Medicaid for services furnished pursuant to the prohibited referral. Various states have enacted similar laws.

Anti-Remuneration Laws - Federal law prohibits, among other things, an entity from knowingly and willfully offering, paying, soliciting or receiving, subject to certain exceptions and “safe harbors,” any remuneration to induce the referral of individuals or the purchase, lease or order of items or services for which payment may be made under Medicare, Medicaid or certain other federal health care programs. A number of states have similar laws, some of which are not limited to services paid for with government funds. Sanctions for violating these federal and state anti-remuneration laws may include imprisonment, criminal and civil fines, and exclusion from participation in Medicare, Medicaid and other government-sponsored health care programs.

Antitrust and Unfair Competition - The Federal Trade Commission (“FTC”) has authority under Section 5 of the Federal Trade Commission Act (“FTCA”) to investigate and prosecute practices that are “unfair trade practices” or “unfair methods of competition.” Numerous lawsuits have been filed throughout the United States against pharmaceutical manufacturers, retail pharmacies and/or PBMs under various state and federal antitrust and unfair competition laws challenging, among other things: (i) brand drug pricing practices of pharmaceutical manufacturers, (ii) the maintenance of retail pharmacy networks by PBMs, and (iii) various other business practices of PBMs and retail pharmacies. To the extent that we appear to have actual or potential market power in a relevant market or CVS/pharmacy plays a unique or expanded role in a PBM product offering, our business arrangements and uses of confidential information may be subject to heightened scrutiny from an anti-competitive perspective and possible challenge by state or federal regulators or private parties.

Privacy and Confidentiality Requirements - Many of our activities involve the receipt, use and disclosure by us of personally identifiable information (“PII”) as permitted in accordance with applicable federal and state privacy and data security laws, which require organizations to provide appropriate privacy and security safeguards for such information. In addition to PII, we use and disclose de-identified data for analytical and other purposes when permitted. Additionally, there are industry standards for handling credit card data known as the Payment Card Industry Data Security Standard, which are a set of requirements designed to help ensure that entities that process, store or transmit credit card information maintain a secure environment. Certain states have recently incorporated these requirements into state laws.

The federal Health Insurance Portability and Accountability Act of 1996 and the regulations issued thereunder (collectively, “HIPAA”) impose extensive requirements on the way in which health plans, health care providers, health care clearinghouses (known as “covered entities”) and their business associates use, disclose and safeguard protected health information (“PHI”). Criminal penalties and civil sanctions may be imposed for failing to comply with HIPAA standards. The Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), enacted as part of the American Recovery and Reinvestment Act of 2009, amended HIPAA to impose additional restrictions on third-party funded communications using PHI and the receipt of remuneration in exchange for PHI. It also extended HIPAA privacy and security requirements and penalties directly to business associates. In addition to HIPAA, state health privacy laws apply to the extent they are more protective of individual privacy than is HIPAA.

Finally, the Health Insurance Marketplaces (formerly known as the “exchanges”) are required to adhere to privacy and security standards with respect to PII, and to impose privacy and security standards that are at least as protective of PII as those the Health Insurance Marketplace has implemented for itself or non-Health Insurance Marketplace entities, which include insurers offering plans through the Health Insurance Marketplaces and their designated downstream entities, including PBMs and other business associates. These standards may differ from, and be more stringent than, HIPAA.

Consumer Protection Laws - The federal government has many consumer protection laws, such as the FTCA, the Federal Postal Service Act and the FTC’s Telemarketing Sales Rule. Most states also have similar consumer protection laws. These laws have been the basis for investigations, lawsuits and multi-state settlements relating to, among other matters, the marketing of loyalty programs and health care services, pricing accuracy, expired front store products, financial incentives provided by drug manufacturers to pharmacies in connection with therapeutic interchange programs and disclosures related to how personal data is used and protected.

Government Agreements and Mandates - The Company and/or its various affiliates are subject to certain consent decrees, settlement agreements, and corporate integrity agreements with various federal, state and local authorities relating to such matters as privacy practices, pseudoephedrine products, Medicare Part D prescription drug plans, expired products, environmental and safety matters, marketing and advertising practices, PBM and pharmacy operations and various other business practices. These agreements contain certain ongoing reporting, monitoring or other compliance requirements for the Company. Failure to meet the Company’s obligations under these agreements could result in civil or criminal remedies, financial penalties, administrative remedies, and/or exclusion from participation in federal health care programs.

Environmental and Safety Regulation - Our business is subject to various federal, state and local laws, regulations and other requirements pertaining to protection of the environment, public health and employee safety, including, for example, regulations governing the management of hazardous substances, the cleaning up of contaminated sites, and the maintenance of safe working conditions in our stores, distribution centers and other facilities. Governmental agencies on the federal, state and local levels have, in recent years, increasingly focused on the retail and healthcare sectors’ compliance with such laws and regulations, and have at times pursued enforcement activities. Any failure to comply with these regulations could result in fines or other sanctions by government authorities.

Health Reform Legislation - Passed in 2010, ACA affects virtually every aspect of health care in the country. In addition to establishing the framework for every individual to have health coverage, ACA enacted a number of significant health care reforms. Many of these reforms affect the coverage and plan designs that are provided by our health plan clients. As a result, these reforms impact a number of our services and business practices. Given that many of the regulations implementing ACA are still being finalized and that sub-regulatory guidance is still being issued, the full impact of ACA on our Company is uncertain.

Pharmacy and Professional Licensure and Regulation - We are subject to a variety of intersecting state and federal statutes and regulations that govern the wholesale distribution of drugs; operation of retail, specialty, infusion and mail order pharmacies; licensure of facilities and professionals, including pharmacists, technicians and nurses; registration of facilities with the United States Drug Enforcement Administration (“DEA”) and analogous state agencies that regulate controlled substances; packaging, storing and shipping of pharmaceuticals; repackaging of drug products; labeling, medication guides and other consumer disclosures; interactions with prescribers and healthcare professionals; compounding of prescription medications; dispensing of controlled and non-controlled substances; counseling of patients; transfers of prescriptions; advertisement of prescription products and pharmacy services; security; inventory control; recordkeeping; reporting to Boards of Pharmacy, the United States Food and Drug Administration (“FDA”), the Consumer Product Safety Commission, the DEA and related state agencies; and other elements of pharmacy practice. Pharmacies are highly regulated and have contact with a wide variety of local, state and federal agencies, with various powers to investigate, audit or solicit information, including Boards of Pharmacy and Nursing, the DEA, the FDA, the United States Department of Justice, the United States Department of Health and Human Services (“HHS”) and others. Many of these agencies have broad enforcement powers, conduct audits on a regular basis, can impose substantial fines and penalties, and may revoke the license, registration or program enrollment of a facility or professional.

Telemarketing and Other Outbound Contacts - Certain federal and state laws, such as the Telephone Consumer Protection Act, give the FTC, Federal Communications Commission (“FCC”) and state attorneys general the ability to regulate, and bring enforcement actions relating to, telemarketing practices and certain automated outbound contacts such as phone calls, texts or emails. Under certain circumstances, these laws may provide consumers with a private right of action. Violations of these laws could result in substantial statutory penalties and other sanctions.

Laws and Regulations Related to Our Pharmacy Services Segment

In addition to the laws and regulations discussed above that may affect our business as a whole, we are subject to federal, state and local statutes and regulations governing the operation of our Pharmacy Services Segment specifically. Among these are the following:

PBM Laws and Regulation - Legislation seeking to regulate PBM activities in a comprehensive manner has been introduced or enacted in a number of states. This legislation could adversely impact our ability to conduct business on commercially reasonable terms in states where the legislation is in effect.

In addition, certain quasi-regulatory organizations, including the National Association of Boards of Pharmacy and the National Association of Insurance Commissioners (“NAIC”) have issued model regulations or may propose future regulations concerning PBMs and/or PBM activities. Similarly, credentialing organizations such as the NCQA and URAC may establish voluntary standards regarding PBM or specialty pharmacy activities. While the actions of these quasi-regulatory or standard-setting organizations do not have the force of law, they may influence states to adopt their requirements or recommendations and influence client requirements for PBM or specialty pharmacy services. Moreover, any standards established by these organizations could also impact our health plan clients and/or the services we provide to them.

Medicare Part D - The Medicare Part D program, which makes prescription drug coverage available to eligible Medicare beneficiaries through private insurers, regulates all aspects of the provision of Medicare drug coverage, including enrollment, formularies, pharmacy networks, marketing, and claims processing. The Medicare Part D program has undergone significant legislative and regulatory changes since its inception, and continues to attract a high degree of legislative and regulatory scrutiny. The applicable government rules and regulations continue to evolve. CMS has imposed restrictions and issued new requirements to protect Medicare Part D beneficiaries and has used its authority to sanction and impose civil monetary penalties on plans for non-compliance.

Network Access Legislation - Medicare Part D and a majority of states now have some form of legislation affecting the ability to limit access to a pharmacy provider network or remove network providers. Certain “any willing provider” legislation may require us or our clients to admit a non-participating pharmacy if such pharmacy is willing and able to meet the plan’s price and other applicable terms and conditions for network participation. These laws could negatively impact the services and economic benefits achievable through a limited pharmacy provider network.

Also, a majority of states now have some form of legislation affecting our ability (and the health plans’ ability) to conduct audits of network pharmacies regarding claims submitted to us for payment. These laws could negatively impact our ability to recover overpayments in health care payments stemming from pharmacy audits. Lastly, several states have passed legislation regulating our ability to manage and establish maximum allowable costs (“MAC”). MAC methodology is a common cost management practice used to pay pharmacies for dispensing generic prescription drugs, including private and public payors. MAC prices specify the allowable reimbursement by a PBM for a particular strength and dosage of a generic drug that is available from multiple manufacturers but sold at different prices. State legislation can regulate the disclosure of MAC prices and MAC price methodologies, the kinds of drugs that a PBM can pay at a MAC price, and the rights of pharmacies to appeal a MAC price established by a PBM. These laws could negatively impact our ability to establish MAC prices for generic drugs.

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

Federal Employee Health Benefits Program - We have a contractual arrangement with the BlueCross BlueShield Association to provide pharmacy services to federal employees, postal workers, annuitants, and their dependents under the Government-wide Service Benefit Plan, as authorized by the Federal Employees Health Benefits Act (“FEHBA”) and as part of the Federal Employees Health Benefits Program. This arrangement subjects us to FEHBA, and other federal regulations, such as the Federal Employees Health Benefits Acquisition Regulation, that otherwise are not applicable to us.

State Insurance Laws - PDPs and our PBM service contracts, including those in which we assume certain risk under performance guarantees or similar arrangements, are generally not subject to insurance regulation by the states. However, as a PDP, SilverScript is subject to state insurance laws limited to licensure and solvency. In addition, PBM offerings of prescription drug coverage on a capitated basis, or otherwise accepting material financial risk in providing pharmacy benefits, may be subject to laws and regulations in various states. Such laws may require that the party at risk become licensed as an insurer, establish reserves or otherwise demonstrate financial viability. Laws that may apply in such cases include insurance laws and laws governing MCOs and limited prepaid health service plans.

Some states have laws that prohibit submitting a false claim or making a false record or statement in order to secure reimbursement from an insurance company. These state laws vary, and violation of them may lead to the imposition of civil or criminal penalties. Additionally, several states have passed legislation governing the prompt payment of claims that requires, among other things, that health plans and payors pay claims within certain prescribed time periods or pay specified interest penalties. These laws vary from state to state in regard to scope, requirements and application.

ERISA Regulation - The Employee Retirement Income Security Act of 1974, as amended (“ERISA”), provides for comprehensive federal regulation of certain employee pension and benefit plans, including private employer and union sponsored health plans and certain other plans that contract with us to provide PBM services. In general, we assist plan sponsors in the administration of the prescription drug portion of their health benefit plans in accordance with the plan designs adopted by the plan sponsors. We do not believe that the conduct of our business subjects us to the fiduciary obligations of ERISA, except when we have specifically contracted with a plan sponsor to accept limited fiduciary responsibility, such as for the adjudication of initial prescription drug benefit claims and/or the appeals of denied claims under a plan, and with respect to the Contraceptive Coverage Mandate, one of the health reforms included in ACA.

In addition to its fiduciary provisions, ERISA imposes civil and criminal liability on service providers to health plans and certain other persons if certain forms of illegal remuneration are made or received. These provisions of ERISA are broadly written and their application to specific business practices is often uncertain.

Formulary and Plan Design Regulation - A number of government entities regulate the administration of prescription drug benefits. HHS regulates how Medicare Part D formularies are developed and administered, including requiring the inclusion of all drugs in certain classes and categories, subject to limited exceptions. Under ACA, CMS imposes drug coverage requirements for health plans required to cover essential health benefits, including plans offered through federal or state exchanges. Additionally, the NAIC and health care accreditation agencies like the NCQA and URAC have developed model acts and standards for formulary development that are often incorporated into government requirements. Many states regulate the scope of prescription drug coverage, as well as the delivery channels to receive such prescriptions, for insurers, MCOs and Medicaid managed care plans. The increasing government regulation of formularies could significantly affect our ability to develop and administer formularies, networks and other plan design features on behalf of our insurer, MCO and other clients. Similarly, some states prohibit health plan sponsors from implementing certain restrictive design features. This regulation could limit or preclude (i) limited networks, (ii) a requirement to use particular providers, (iii) copayment differentials among providers and (iv) formulary tiering practices.

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

Disease Management Services Regulation - We provide disease management programs to PBM plan members for rare medical conditions and arrange for them to receive disease management programs for common medical conditions. State laws regulate the practice of medicine, the practice of pharmacy and the practice of nursing. Clinicians engaged in a professional practice in connection with the provision of disease management services must satisfy applicable state licensing requirements and must act within their scope of practice.

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

Laws and Regulations Related to Our Retail Pharmacy Segment

In addition to the laws and regulations discussed above that may affect our business as a whole, we are subject to federal, state and local statutes and regulations governing the operation of our Retail Pharmacy Segment specifically. Among these are the following:

Specific FDA Regulation - The FDA generally has authority to, among other things, regulate the manufacture, distribution, sale and labeling of many products sold through retail pharmacies, including prescription drugs, over-the-counter medications, medical devices (including mobile medical devices), cosmetics, dietary supplements and certain food items.

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
Available Information

CVS Health Corporation is a Delaware corporation. Our corporate office is located at One CVS Drive, Woonsocket, Rhode Island 02895, telephone (401) 765-1500. Our common stock is listed on the New York Stock Exchange under the trading symbol “CVS.” General information about CVS Health is available through the Company’s Web site at http://www.cvshealth.com. Our financial press releases and filings with the United States Securities and Exchange Commission (“SEC”) are available free of charge within the Investors section of our Web site at http://www.cvshealth.com/investors. In addition, the SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers, such as the Company, that file electronically with the SEC. The address of that Web site is http://www.sec.gov.

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

Risks of declining gross margins in the PBM and retail pharmacy.

The PBM industry has been experiencing margin pressure as a result of competitive pressures and increased client demands for lower prices, enhanced service offerings and/or higher service levels. In that regard, we maintain contractual relationships with generic pharmaceutical manufacturers and brand name pharmaceutical manufacturers that provide for purchase discounts and/or rebates on drugs dispensed by pharmacies in our retail network and by our mail order pharmacies (all or a portion of which may be passed on to clients). Manufacturer rebates often depend on a PBM’s ability to meet contractual market share or other requirements, including in some cases the placement of a manufacturer’s products on the PBM’s formularies. If we lose our relationship with one or more pharmaceutical manufacturers, or if the discounts or rebates provided by pharmaceutical manufacturers decline, our business and financial results could be adversely affected. Further, competitive pressures in the PBM industry have resulted in our clients sharing in a larger portion of rebates and/or discounts received from pharmaceutical manufacturers. Market dynamics and regulatory changes have impacted our ability to offer plan sponsors pricing that includes the use of retail “differential” or “spread”, which could negatively impact our future profitability. Further, changes in existing federal or state laws or regulations or the adoption of new laws or regulations relating to patent term extensions, purchase discount and rebate arrangements with pharmaceutical manufacturers, or to formulary management or other PBM services could also reduce the discounts or rebates we receive. In addition, changes in federal or state laws or regulations or the adoption of new laws or regulations relating to claims processing and billing, including our ability to collect transmission fees, could adversely impact our profitability.

Our Retail Pharmacy Segment has also been impacted by the margin pressures described above including client demands for lower prices, generic pricing and network reimbursement pressure. In addition, as competition increases in the markets in which we operate, a significant increase in general pricing pressures could occur, and this could require us to reevaluate our pricing structures to remain competitive. In addition, many pharmacy benefit plans have implemented plan designs that mandate or provide incentives to fill maintenance medications through mail order pharmacies. To the extent this trend continues, any negative impact in our retail pharmacy could outweigh an increase in our own mail order business and/or an increase in participation in our Maintenance Choice program.

Efforts to reduce reimbursement levels and alter health care financing practices.

The continued efforts of health maintenance organizations, managed care organizations, PBM companies, government entities, and other third party payors to reduce prescription drug costs and pharmacy reimbursement rates may impact our profitability. In particular, increased utilization of generic pharmaceuticals (which normally yield a higher gross profit rate than equivalent brand named drugs) has resulted in pressure to decrease reimbursement payments to retail and mail order pharmacies for generic drugs, causing a reduction in the generic profit rate. Historically, the effect of this trend on generic profitability has been mitigated by our efforts to negotiate reduced acquisition costs of generic pharmaceuticals with manufacturers. However, in recent years, there has been significant consolidation within the generic manufacturing industry, and it is possible that this and other external factors may enhance the ability of manufacturers to sustain or increase pricing of generic pharmaceuticals and diminish our ability to negotiate reduced acquisition costs. Any inability to offset increased costs or to modify our activities to lessen the impact could have a significant adverse effect on our results of operations.

In addition, during the past several years, the United States health care industry has been subject to an increase in governmental regulation and audits at both the federal and state levels. Efforts to control health care costs, including prescription drug costs, are continuing at the federal and state government levels. Changing political, economic and regulatory influences may significantly affect health care financing and reimbursement practices. A change in the composition of pharmacy prescription volume toward programs offering lower reimbursement rates could negatively impact our profitability.

ACA made several significant changes to Medicaid rebates and to reimbursement. One of these changes was to revise the definition of the Average Manufacturer Price, a pricing element common to most payment formulas, and the reimbursement formula for multi-source (i.e., generic) drugs. In addition, ACA made other changes that affect the coverage and plan designs that are or will be provided by many of our health plan clients, including the requirement for health insurers to meet a minimum medical loss ratio to avoid having to pay rebates to enrollees. These ACA changes may not affect our business directly, but they could indirectly impact our services and/or business practices.

A highly competitive business environment.

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

As a pharmacy retailer, we compete with other drugstore chains, supermarkets, discount retailers, independent pharmacies, membership clubs, Internet companies, convenience stores and mass merchants, many of which are expanding into markets we serve. We also face competition from retail health clinics, as well as other mail order pharmacies and PBMs. In addition, some of these competitors may offer services and pricing terms that we may not be willing or able to offer. Competition may also come from other sources in the future.

Competitors in the PBM industry (e.g., Express Scripts, OptumRx, Catamaran, Prime Therapeutics, MedImpact and Humana), include large, national PBM companies, PBMs owned by large national health plans and smaller standalone PBMs. Some of these competitors may offer services and pricing terms that we may not be willing or able to offer. In addition, competition may also come from other sources in the future. Unless we can demonstrate enhanced value to our clients through innovative product and service offerings, particularly in a rapidly changing industry, we may be unable to remain competitive. In addition, changes in the overall composition of our pharmacy networks, or reduced pharmacy access under our networks, could adversely affect our claims volume and/or our competitiveness generally.

Risks related to compliance with a broad and complex regulatory framework.

Our business is subject to numerous federal, state and local laws and regulations. See “Business - Government Regulation.” In addition, during the past several years, the United States health care industry has been subject to an increase in governmental regulation and enforcement activity at both the federal and state levels. Changes in these regulations may require extensive system and operating changes that may be difficult to implement. Untimely compliance or noncompliance with applicable laws and regulations could adversely affect the continued operation of our business, including, but not limited to: imposition of civil or criminal penalties; suspension or disgorgement of payments from government programs; loss of required government certifications or approvals; loss of authorizations to participate in or exclusion from government reimbursement programs, such as the Medicare and Medicaid programs; or loss of registrations or licensure. The regulations to which we are subject include, but are not limited to: the laws and regulations described in the Government Regulation section; accounting standards; securities laws and regulations; tax laws and regulations; laws and regulations relating to the protection of the environment and health and safety matters, including those governing exposure to, and the management and disposal of, hazardous materials and wastes; and laws and regulations of the FTC, the FCC, and the Consumer Product Safety Commission, as well as state regulatory authorities, governing the sale, advertisement and promotion of products that we sell, such as Boards of Pharmacy. The FDA, DEA and various states regulate the distribution of pharmaceuticals and controlled substances. We are required to hold valid DEA and state-level registrations and licenses, meet various security and operating standards and comply with the Controlled Substances Act and its accompanying regulations governing the sale, marketing, packaging, holding and distribution of controlled substances. The DEA, FDA and state regulatory authorities have broad enforcement powers, including the ability to suspend our registrations and licenses, seize or recall products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations. In addition, our business interests outside of the United States are subject to the Foreign Corrupt Practices Act and other applicable domestic and international laws and regulations. We are also subject to the terms of various government agreements and mandates, including those described in the Government Regulation section. In that regard, our business, financial position and results of operations could be adversely affected by existing and new government legislative, regulatory action and enforcement activity, including, without limitation, any one or more of the following:

•	federal and state laws and regulations concerning the submission of claims for reimbursement by Medicare, Medicaid and other government programs;

•
federal and state laws and regulations governing the purchase, distribution, tracking, management, compounding, dispensing and reimbursement of prescription drugs and related services, whether at retail or mail, and applicable registration or licensing requirements;

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

•
federal, state and local environmental, health and safety laws and regulations applicable to our business, including the management of hazardous substances, storage and transportation of hazardous materials, and various recordkeeping disclosure and procedure requirements promulgated by the Occupational Safety and Health Administration that may apply to our operations;

•	health care reform, managed care reform and plan design legislation;

•	FDA regulation affecting the retail or PBM industry;

•	government regulation of the development, administration, review and updating of formularies and drug lists including requirements and/or limitations around formulary tiering and patient cost sharing;

•	federal and state laws and regulations establishing or changing prompt payment requirements for payments to retail pharmacies;

•	impact of network access legislation or regulations, including “any willing provider” laws, on our ability to manage pharmacy networks;

•	administration of Medicare Part D, including legislative changes and/or CMS rulemaking and interpretation;

•	insurance licensing and other insurance regulatory requirements applicable to offering Medicare Part D programs and services or other health care services;

•	government regulation allowing the importation of prescription drugs from Canada and elsewhere into the United States; and

•	direct regulation of pharmacies or PBMs by regulatory and quasi-regulatory bodies.

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

Many aspects of our operations are dependent on our information systems and the information collected, processed, stored, and handled by these systems. We rely heavily on our computer systems to manage our ordering, pricing, point-of-sale, pharmacy fulfillment, inventory replenishment, claims processing, ExtraCare customer loyalty program, finance, human resource and other processes. Throughout our operations, we receive, retain and transmit certain confidential information, including PII that our customers and clients provide to purchase products or services, enroll in programs or services, register on our websites, interact with our personnel, or otherwise communicate with us. In addition, for these operations, we depend in part on the secure transmission of confidential information over public networks. Our information systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches including credit card information breaches, vandalism, catastrophic events and human error. Although we deploy a layered approach to address information security threats and vulnerabilities, including ones from a cybersecurity standpoint, designed to protect confidential information against data security breaches, a compromise of our information security controls or of those businesses with whom we interact, which results in confidential information being accessed, obtained, damaged, or used by unauthorized or improper persons, could harm our reputation and expose us to regulatory actions and claims from customers and clients, financial institutions, payment card associations and other persons, any of which could adversely affect our business, financial position, and results of operations. Moreover, a data security breach could require that we expend significant resources related to our information systems and infrastructure, and could distract management and other key personnel from performing their primary operational duties.

If our information systems are damaged, fail to work properly or otherwise become unavailable, or if we are unable to successfully complete our planned consolidation of our PBM claims adjudication platforms, we may incur substantial costs to repair or replace them, and may experience reputational damage, loss of critical information, customer disruption and interruptions or delays in our ability to perform essential functions and implement new and innovative services. In addition, compliance with changes in privacy and information security laws and standards may result in considerable expense due to increased investment in technology and the development of new operational processes.

Risks relating to the market availability, suppliers and safety profiles of prescription drugs that we purchase and sell.

We dispense significant volumes of brand-name and generic drugs from our retail and mail-order pharmacies and through our PBM’s network of retail pharmacies. When increased safety risk profiles or manufacturing or other supply issues of specific drugs or classes of drugs occur, or drugs become subject to greater restrictions as controlled substances, physicians may cease writing prescriptions for these drugs or the utilization of these drugs may be otherwise reduced. For example, on October 6, 2014, the final DEA rule moving hydrocodone combination products from schedule III to schedule II became effective.

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

Since its inception in 2006, Medicare Part D has resulted in increased utilization and decreased pharmacy gross margin rates due to regulatory and competitive pressures. Further, as a result of ACA and changes to the retiree drug subsidy rules, our PBM clients could decide to discontinue providing prescription drug benefits to their Medicare-eligible members. To the extent this occurs, the adverse effects of increasing customer migration into Medicare Part D may outweigh the benefits we realize from growth of our Medicare Part D business. In addition, if the cost and complexity of Medicare Part D exceed management’s expectations or prevent effective program implementation or administration; if changes to the regulations regarding how drug costs are reported for Medicare Part D are implemented in a manner that impacts the profitability of our Medicare Part D business; if changes to the regulations impact our ability to retain fees from third parties including network pharmacies; if the government alters Medicare program requirements or reduces funding because of the higher-than-anticipated cost to taxpayers of Medicare Part D or for other reasons; if we fail to design and maintain programs that are attractive to Medicare participants; if CMS imposes restrictions on our Medicare Part D business as a result of audits or other regulatory actions; if we fail to successfully implement corrective action or other remedial measures sufficient to prevent or remove any applicable restrictions that may be imposed by CMS; or if we are not successful in retaining enrollees, or winning contract renewals or new contracts under Medicare Part D’s competitive bidding process, our Medicare Part D services and the ability to expand our Medicare Part D services could be negatively impacted.

Reform of the United States health care system.

Congressional efforts to reform the United States health care system finally came to fruition in 2010 with the passage of ACA, which is resulting in significant structural changes to the health insurance system. See “Business - Government Regulation”.
Although many of the structural changes enacted by ACA were implemented in 2014, some of the applicable regulations and sub-regulatory guidance have not yet been issued and/or finalized. Therefore, there remains considerable uncertainty as to the full impact of ACA on our business. While these reforms may not affect our business directly, they affect the coverage and plan designs that are or will be provided by many of our health plan clients, including plan designs that include limited networks, a requirement to use mail service pharmacies for certain medications or formulary tiering. As a result, they could indirectly impact many of our services and business practices. We cannot predict what effect, if any, all of the ACA changes may have on our retail pharmacy and pharmacy services businesses, and it is possible that other legislative or market-driven changes in the health care system that we cannot anticipate could also occur.

Possible changes in industry pricing benchmarks.

It is possible that the pharmaceutical industry or regulators may evaluate and/or develop an alternative pricing reference to replace Average Wholesale Price (“AWP”), which is the pricing reference used for many of our PBM client contracts, pharmaceutical purchase agreements, retail network contracts, specialty payor agreements and other contracts with third party payors in connection with the reimbursement of drug payments. Future changes to the use of AWP or to other published pricing benchmarks used to establish pharmaceutical pricing, including changes in the basis for calculating reimbursement by federal and state health programs and/or other payors, could impact the reimbursement we receive from Medicare and Medicaid programs, the reimbursement we receive from PBM clients and other payors and/or our ability to negotiate rebates and/or discounts with pharmaceutical manufacturers, wholesalers, PBMs and retail pharmacies. The effect of these possible changes on our business cannot be predicted at this time.

Product liability, product recall or personal injury issues could damage our reputation; failure to maintain adequate liability insurance coverage.

The products that we sell could become subject to contamination, product tampering, mislabeling, recall or other damage. In addition, errors in the dispensing and packaging of pharmaceuticals could lead to serious injury or death. Product liability or personal injury claims may be asserted against us with respect to any of the products or pharmaceuticals we sell or services we provide. Our business involves the provision of professional services including by pharmacists, nurses and nurse practitioners that exposes us to professional liability claims. Should a product or other liability issue arise, the coverage limits under our insurance programs and the indemnification amounts available to us may not be adequate to protect us against claims. We also may not be able to maintain this insurance on acceptable terms in the future. Damage to our reputation in the event of a product liability or personal injury issue or judgment against us or a product recall could have a significant adverse effect on our business, financial condition and results of operations.

Relationship with our retail customers and the demand for our products and services, including propriety brands.

The success of our business depends in part on customer loyalty, superior customer service and our ability to persuade customers to purchase products in additional categories and our proprietary brands. Failure to timely identify or effectively respond to changing consumer preferences and spending patterns, an inability to expand the products being purchased by our clients and customers, or the failure or inability to obtain or offer particular categories of products could negatively affect our relationship with our clients and customers and the demand for our products and services.

We offer our retail customers proprietary brand products that are available exclusively at our retail stores and through our online retail sites. The sale of proprietary products subjects us to unique risks including potential product liability risks and mandatory or voluntary product recalls, our ability to successfully protect our intellectual property rights and the rights of applicable third parties, and other risks generally encountered by entities that source, market and sell private-label products. Any failure to adequately address some or all of these risks could have an adverse effect on our business, results of operations and financial condition. Additionally, an increase in the sales of our proprietary brands may negatively affect our sales of products owned by our suppliers which, consequently, could adversely impact certain of our supplier relationships. Our ability to locate qualified, economically stable suppliers who satisfy our requirements, and to acquire sufficient products in a timely and effective manner, is critical to ensuring, among other things, that customer confidence is not diminished. Any failure to develop sourcing relationships with a broad and deep supplier base could adversely affect our financial performance and erode customer loyalty.

Finally, customer expectations and new technology advances from our competitors have required that our business evolve so that we are able to interface with our retail customers not only face-to-face in our stores but also online and via mobile and social media. Our customers are using computers, tablets, mobile phones and other electronic devices to shop in our stores and online, as well as to provide public reactions concerning each facet of our operation. If we fail to keep pace with dynamic customer expectations and new technology developments, our ability to compete and maintain customer loyalty could be adversely affected.

Risks related to the seasonality of our business.

Although the majority of our revenues, particularly pharmacy revenues, are generally not seasonal in nature, front store revenues tend to be higher during the December holiday season. Uncharacteristic or extreme weather conditions can adversely impact consumer shopping patterns as well. This could lead to lost sales, as well as increased snow removal and other costs, thereby negatively affecting our short-term results of operations. In addition, both pharmacy and front store revenues are affected by the timing and severity of the cough, cold and flu season, which is susceptible to large fluctuations from year to year.

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

The foregoing is not a comprehensive listing of all possible risks and there can be no assurance that we have correctly identified and appropriately assessed all factors affecting the business. As such, we refer you to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which includes our “Cautionary Statement Concerning Forward-Looking Statements” at the end of such section, of our Annual Report to Stockholders for the year ended December 31, 2014, which section is incorporated by reference herein.

Item 1B. Unresolved Staff Comments

There are no unresolved SEC Staff Comments.

Item 2. Properties

We lease most of our stores under long-term leases that vary as to rental amounts, expiration dates, renewal options and other rental provisions. For additional information on the amount of our rental obligations for our leases, we refer you to Note 6 “Leases” in our Annual Report to Stockholders for the year ended December 31, 2014, which section is incorporated by reference herein.

As of December 31, 2014, we owned approximately 5.0% of our 7,822 retail stores. Net selling space for our retail drugstores was approximately 76.7 million square feet as of December 31, 2014. More than one third of our store base was opened or significantly remodeled within the last five years.

We own nine distribution centers located in Alabama, California, Hawaii, New York, Rhode Island, South Carolina, Tennessee and Texas and lease 11 additional distribution facilities located in Arizona, Florida, Indiana, Michigan, New Jersey, Pennsylvania, Texas, Virginia and Brazil. The 20 distribution centers total approximately 11.2 million square feet as of December 31, 2014.

As of December 31, 2014, we owned one mail service dispensing pharmacy located in Texas and leased three additional mail order dispensing pharmacies located in Hawaii, Illinois and Pennsylvania. We leased call centers located in Missouri, Pennsylvania, Tennessee and Texas. As of December 31, 2014, we leased 17 onsite pharmacy stores and 27 specialty pharmacy stores, and operated 11 specialty mail order pharmacies. We leased 86 branches and six centers of excellence for infusion or enteral services.

We own our corporate offices located in Woonsocket, Rhode Island, which totals approximately 1,000,000 square feet. In addition, we lease large corporate offices in Scottsdale, Arizona, Northbrook, Illinois, Monroeville, Pennsylvania, Irving, Texas and Sao Paulo, Brazil.

In connection with certain business dispositions completed between 1991 and 1997, we continue to guarantee lease obligations for approximately 72 former stores. We are indemnified for these guarantee obligations by the respective purchasers. These guarantees generally remain in effect for the initial lease term and any extension thereof pursuant to a renewal option provided for in the lease prior to the time of the disposition. For additional information, we refer you to Note 11 “Commitments and Contingencies” in our Annual Report to Stockholders for the year ended December 31, 2014, which section is incorporated by reference herein.

Management believes that its owned and leased facilities are suitable and adequate to meet the Company’s anticipated needs. At the end of the existing lease terms, management believes the leases can be renewed or replaced by alternate space.

The following is a breakdown by state, District of Columbia, Puerto Rico and Brazil of our retail stores, onsite pharmacy stores, specialty pharmacy stores, specialty mail order pharmacies, mail order dispensing pharmacies and branches and centers of excellence for infusion and enteral services as of December 31, 2014:

	Retail Stores	Onsite Pharmacy Stores	Specialty Pharmacy Stores	Specialty Mail Order Pharmacies	Mail Order Dispensing Pharmacies	Infusion & Enteral Services Locations	Total
United States:
Alabama	158	—	1	—	—	1	160
Arkansas	5	—	—	—	—	1	6
Arizona	144	—	1	—	—	2	147
California	862	—	4	1	—	10	877
Colorado	—	—	1	—	—	2	3
Connecticut	151	1	—	—	—	1	153
Delaware	15	—	—	—	—	—	15
District of Columbia	59	—	1	—	—	—	60
Florida	753	—	3	1	—	9	766
Georgia	315	2	1	—	—	1	319
Hawaii	54	—	1	—	1	—	56
Idaho	—	—	—	—	—	1	1
Iowa	18	1	—	—	—	1	20
Illinois	275	1	—	1	1	2	280
Indiana	298	—	—	—	—	4	302
Kansas	39	—	—	1	—	2	42
Kentucky	66	—	—	—	—	—	66
Louisiana	113	—	—	—	—	1	114
Maine	22	—	—	—	—	1	23
Maryland	174	1	—	—	—	1	176
Massachusetts	358	—	2	1	—	2	363
Michigan	246	1	—	1	—	2	250
Minnesota	59	1	—	—	—	3	63
Mississippi	50	—	—	—	—	1	51
Missouri	87	1	1	—	—	2	91
Montana	14	—	—	—	—	—	14
Nebraska	18	—	—	—	—	1	19
Nevada	85	—	—	—	—	2	87
New Hampshire	41	—	—	—	—	—	41
New Jersey	279	2	—	1	—	1	283
New Mexico	17	—	—	—	—	1	18
New York	480	—	1	—	—	7	488
North Carolina	312	—	1	1	—	3	317
North Dakota	6	—	—	—	—	—	6
Ohio	319	2	—	—	—	4	325
Oklahoma	61	—	—	—	—	1	62
Oregon	—	—	1	—	—	1	2
Pennsylvania	406	1	1	1	1	3	413
Puerto Rico	20	—	—	1	—	—	21
Rhode Island	63	—	1	—	—	1	65
South Carolina	192	—	1	—	—	2	195
Tennessee	134	1	—	1	—	3	139
Texas	617	1	3	—	1	5	627
Utah	5	—	—	—	—	1	6
Vermont	6	—	—	—	—	—	6
Virginia	279	—	1	—	—	2	282
Washington	3	—	1	—	—	3	7
West Virginia	50	—	—	—	—	—	50
Wisconsin	47	1	—	—	—	1	49
Total United States	7,775	17	27	11	4	92	7,926

Brazil	47	—	—	—	—	—	47
Total	7,822	17	27	11	4	92	7,973

Item 3. Legal Proceedings

Legal Proceedings

We refer you to the Note 11 - “Commitments and Contingencies - Legal Matters” contained in the “Notes to the Consolidated Financial Statements” of our Annual Report to Stockholders for the year ended December 31, 2014, which section is incorporated by reference herein.

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Executive Officers of the Registrant

The following sets forth the name, age and biographical information for each of our executive officers as of February 10, 2015. In each case the officer’s term of office extends to the date of the board of directors meeting following the next annual meeting of stockholders of the Company. Previous positions and responsibilities held by each of the executive officers over the past five years are indicated below:

Lisa G. Bisaccia, age 58, Senior Vice President and Chief Human Resources Officer of CVS Health Corporation since January 2010; Vice President, Human Resources of CVS Pharmacy, Inc. from September 2004 through December 2009.

Eva C. Boratto, age 48, Senior Vice President - Controller and Chief Accounting Officer of CVS Health Corporation since July 2013; Senior Vice President of PBM Finance from July 2010 through June 2013; Vice President, U.S. Market Finance Leader of Merck & Co., Inc. from June 2009 through June 2010.

Troyen A. Brennan, M.D., age 60, Executive Vice President and Chief Medical Officer of CVS Health Corporation since November 2008; Executive Vice President and Chief Medical Officer of Aetna, Inc. from February 2006 through November 2008.

David M. Denton, age 49, Executive Vice President and Chief Financial Officer of CVS Health Corporation since January 2010; Senior Vice President and Controller/Chief Accounting Officer of CVS Health Corporation from March 2008 until December 2009; Senior Vice President, Financial Administration of CVS Health Corporation and CVS Pharmacy, Inc. from April 2007 to March 2008. Mr. Denton is also a member of the Board of Directors of Coach, Inc., a leading retailer of premium bags and luxury accessories.

Helena B. Foulkes, age 50, Executive Vice President of CVS Health Corporation and President of CVS/pharmacy since January 2014; Executive Vice President and Chief Health Care Strategy and Marketing Officer of CVS Health Corporation from March 2011 through December 2013; Executive Vice President and Chief Marketing Officer of CVS Health Corporation from January 2009 through February 2011; Senior Vice President of Health Services of CVS Health Corporation from May 2008 through January 2009, and of CVS Pharmacy, Inc. from October 2007 through January 2009. Ms. Foulkes is also a member of the Board of Directors of The Home Depot, Inc., a leading home improvement retailer.

Stephen J. Gold, age 55, Senior Vice President and Chief Information Officer of CVS Health Corporation since July 2012; Senior Vice President and Chief Information Officer of Avaya, Inc. from May 2010 through June 2012; Executive Vice President, Chief Information Officer and Chief Technology Officer of GSI Commerce, Inc. from February 2005 through April 2010.

J. David Joyner, age 50, Executive Vice President of CVS Health Corporation since March 2011 and Executive Vice President of Sales and Account Services, CVS/caremark since March 2004.

Per G.H. Lofberg, age 67, Executive Vice President of CVS Health Corporation; Executive Vice President of CVS Health Corporation and President of CVS/caremark from January 2010 through August 2012; President and Chief Executive Officer of Generation Health, Inc., a pharmacogenomics company, from November 2008 through December 2009.

Larry J. Merlo, age 59, President and Chief Executive Officer of CVS Health Corporation since March 2011; President and Chief Operating Officer of CVS Health Corporation from May 2010 through March 2011; President of CVS/pharmacy from January 2007 through August 2011; Executive Vice President of CVS Health Corporation from January 2007 through May 2010; also a director of CVS Health Corporation since May 2010.

Thomas M. Moriarty, age 51, Executive Vice President and General Counsel of CVS Health Corporation since October 2012 and Chief Health Strategy Officer since March 2014; General Counsel of Celgene Corporation, a global biopharmaceutical company, from May 2012 through September 2012; General Counsel and Corporate Secretary of Medco Health Solutions, Inc. (“Medco”), a pharmacy benefit management company, from March 2008 through April 2012; also President of Global Pharmaceutical Strategies of Medco from March 2011 through April 2012; Senior Vice President, Pharmaceutical Strategies and Solutions of Medco from September 2007 through March 2011.

Jonathan C. Roberts, age 59, Executive Vice President of CVS Health Corporation and President of CVS/caremark since September 2012; Executive Vice President of CVS Health Corporation and Chief Operating Officer of CVS/caremark from October 2010 through August 2011; Executive Vice President, Rx Purchasing, Pricing and Network Relations of CVS Health Corporation from January 2009 through October 2010; Senior Vice President and Chief Information Officer of CVS Health Corporation from May 2008 until January 2009, and of CVS Pharmacy, Inc. from January 2006 until January 2009.

Andrew J. Sussman, M.D., age 49, Senior Vice President and Associate Chief Medical Officer of CVS Health Corporation since March 2011 and President of CVS/minuteclinic since September 2009; Executive Vice President and Chief Operating Officer of the University of Massachusetts Memorial Medical Center, the major teaching affiliate of UMass Medical School, from May 2004 through August 2009.

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

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2014	High	$76.36	$79.43	$82.57	$98.62	$98.62
	Low	$64.95	$72.37	$74.69	$77.40	$64.95
	Cash dividends per common share	$0.275	$0.275	$0.275	$0.275	$1.10
2013	High	$56.07	$60.70	$62.36	$71.99	$71.99
	Low	$49.00	$53.94	$56.68	$56.32	$49.00
	Cash dividends per common share	$0.225	$0.225	$0.225	$0.225	$0.90

CVS Health has paid cash dividends every quarter since becoming a public company. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company’s Board of Directors. As of February 3, 2015, there were 22,830 registered shareholders according to the records maintained by our transfer agent.

On December 15, 2014, the Company’s Board of Directors authorized a new share repurchase program for up to $10.0 billion of outstanding common stock (the “2014 Repurchase Program”). On December 17, 2013, the Company’s Board of Directors authorized a share repurchase program for up to $6.0 billion of outstanding common stock (the “2013 Repurchase Program”). On September 19, 2012, the Company’s Board of Directors authorized a share repurchase program for up to $6.0 billion of outstanding common stock (the “2012 Repurchase Program”, and together with the 2014 and 2013 Repurchase Programs, the “Repurchase Programs”). The Repurchase Programs, which were effective immediately, permit the Company to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase transactions, and/or other derivative transactions. The 2014 and 2013 Repurchase Programs may be modified or terminated by the Board of Directors at any time. The 2012 Repurchase Program is complete, as indicated below.

During the year ended December 31, 2014, the Company repurchased an aggregate of 51.4 million shares of common stock for approximately $4.0 billion under the 2013 and 2012 Repurchase Programs. As of December 31, 2014, there remained an aggregate of approximately $12.7 billion available for future repurchases under the 2014 and 2013 Repurchase Programs. As of Decemer 31, 2014, the 2012 Repurchase Program was complete.

Pursuant to the authorization under the 2013 Repurchase Programs, effective January 2, 2015, we entered into a $2.0 billion fixed dollar accelerated share repurchase (“ASR”) agreement with J.P. Morgan Chase Bank (“JP Morgan”). Upon payment of the $2.0 billion purchase price on January 5, 2015, we received a number of shares of our common stock equal to 80% of the $2.0 billion notional amount of the ASR agreement or approximately 16.8 million shares at a price of $94.49 per share. At the conclusion of the ASR program, the Company may receive additional shares equal to the remaining 20% of the $2.0 billion notional amount. The ultimate number of shares the Company may receive will fluctuate based on changes in the daily volume-weighted average price of the Company’s stock over a period beginning on January 2, 2015 and ending on or before April 26, 2015. If the mean daily volume-weighted average price of the Company’s common stock, less a discount (the “forward price”), during the ASR program falls below $94.49 per share, the Company will receive a higher number of shares from JP Morgan. If the forward price rises above $94.49 per share, the Company will either receive fewer shares from JP Morgan or, potentially have an obligation to JP Morgan which, at the Company’s option, could be settled in additional cash or by issuing shares. Under the terms of the agreement, the maximum number of shares that could be received or delivered is 42.0 million. The initial 16.8 million shares of common stock delivered to the Company by JP Morgan were placed into treasury stock in January 2015.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2014 through October 31, 2014	7,325,187	$81.70	7,325,187	$3,293,630,647
November 1, 2014 through November 30, 2014	6,650,000	$88.37	6,650,000	$2,705,958,545
December 1, 2014 through December 31, 2014	153,295	$90.42	153,295	$12,692,098,316
	14,128,482		14,128,482

Item 6. Selected Financial Data

The selected consolidated financial data of CVS Health Corporation as of and for the periods indicated in the five-year period ended December 31, 2014 have been derived from the consolidated financial statements of CVS Health Corporation. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and the audit reports of Ernst & Young LLP, which are incorporated elsewhere herein.

In millions, except per share amounts	2014	2013	2012	2011	2010
Statement of operations data:
Net revenues	$139,367	$126,761	$123,120	$107,080	$95,766
Gross profit	25,367	23,783	22,488	20,562	20,215
Operating expenses	16,568	15,746	15,278	14,231	14,082
Operating profit	8,799	8,037	7,210	6,331	6,133
Interest expense, net	600	509	557	584	536
Loss on early extinguishment of debt	521	—	348	—	—
Income tax provision(1)	3,033	2,928	2,436	2,258	2,178
Income from continuing operations	4,645	4,600	3,869	3,489	3,419
Income (loss) from discontinued operations, net
of tax	(1)	(8)	(7)	(31)	2
Net income	4,644	4,592	3,862	3,458	3,421
Net loss attributable to noncontrolling interest	—	—	2	4	3
Net income attributable to CVS Health	$4,644	$4,592	$3,864	$3,462	$3,424
Per common share data:
Basic earnings per common share:
Income from continuing operations attributable to CVS Health	$3.98	$3.78	$3.05	$2.61	$2.50
Loss from discontinued operations attributable to CVS Health	$—	$(0.01)	$(0.01)	$(0.02)	$—
Net income attributable to CVS Health	$3.98	$3.77	$3.04	$2.59	$2.50
Diluted earnings per common share:
Income from continuing operations attributable to CVS Health	$3.96	$3.75	$3.02	$2.59	$2.49
Loss from discontinued operations attributable to CVS Health	$—	$(0.01)	$(0.01)	$(0.02)	$—
Net income attributable to CVS Health	$3.96	$3.74	$3.02	$2.57	$2.49
Cash dividends per common share	$1.10	$0.90	$0.65	$0.50	$0.35
Balance sheet and other data:
Total assets	$74,252	$71,526	$66,221	$64,852	$62,457
Long-term debt	$11,695	$12,841	$9,133	$9,208	$8,652
Total shareholders’ equity	$37,963	$37,938	$37,653	$38,014	$37,662
Number of stores (at end of year)	7,866	7,702	7,508	7,388	7,248

(1)
Income tax provision for the year ended December 31, 2010 includes the effect of the recognition of $47 million of previously unrecognized tax benefits, including interest, relating to the expiration of various statutes of limitation and settlements with tax authorities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We refer you to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which includes our “Cautionary Statement Concerning Forward-Looking Statements” at the end of such section of our Annual Report to Stockholders for the year ended December 31, 2014, which section is incorporated by reference herein.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2014, the Company had no derivative financial instruments or derivative commodity instruments in place and believes that its exposure to market risk associated with other financial instruments, principally interest rate risk inherent in its debt portfolio, is not material.

Item 8. Financial Statements and Supplementary Data

We refer you to the “Consolidated Statements of Income,” “Consolidated Statements of Comprehensive Income,” “Consolidated Balance Sheets,” “Consolidated Statements of Shareholders’ Equity,” “Consolidated Statements of Cash Flows,” “Notes to Consolidated Financial Statements,” and “Report of Independent Registered Public Accounting Firm” of our Annual Report to Stockholders for the fiscal year ended December 31, 2014, which sections are incorporated by reference herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (f) and 15d-15(f) under the Securities Exchange Act of 1934) as of December 31, 2014, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective at a reasonable assurance level and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Internal control over financial reporting: We refer you to “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” of our Annual Report to Stockholders for the fiscal year ended December 31, 2014, which are incorporated by reference herein, for management’s report on the Company’s internal control over financial reporting and the Independent Registered Public Accounting Firm’s report with respect to the effectiveness of internal control over financial reporting.

Changes in internal control over financial reporting: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that occurred during the fourth quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

No events have occurred during the fourth quarter that would require disclosure under this item.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We refer you to our Proxy Statement for the 2015 Annual Meeting of Stockholders under the captions “Committees of the Board,” “Code of Conduct,” “Director Nominations,” “Audit Committee Report,” “Biographies of our Board Nominees,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which sections are incorporated by reference herein. Biographical information on our executive officers is contained in Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation

We refer you to our Proxy Statement for the 2015 Annual Meeting of Stockholders under the captions “Executive Compensation and Related Matters,” including “Compensation Discussion & Analysis” and “Management Planning and Development Committee Report,” which sections are incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We refer you to our Proxy Statement for the 2015 Annual Meeting of Stockholders under the captions “Share Ownership of Directors and Certain Executive Officers,” and “Share Ownership of Principal Stockholders” which sections are incorporated by reference herein, for information concerning security ownership of certain beneficial owners and management and related stockholder matters.

The following table summarizes information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2014.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (1)
Equity compensation plans approved by stockholders	28,165	$47.87	30,237
Equity compensation plans not approved by stockholders	—	—	—
Total	28,165	$47.87	30,237

(1)	Shares in thousands.

Item 13. Certain Relationships and Related Transactions and Director Independence

We refer you to our Proxy Statement for the 2015 Annual Meeting of Stockholders under the caption “Independence Determinations for Directors” and “Certain Transactions with Directors and Officers,” which sections are incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

We refer you to our Proxy Statement for the 2015 Annual Meeting of Stockholders under the caption “Item 2: Ratification of Appointment of Independent Registered Public Accounting Firm,” which section is incorporated by reference herein.

PART IV

Item 15. Exhibits and Financial Statement Schedules

A. Documents filed as part of this report:

1.                      Financial Statements:

The following financial statements are incorporated by reference from our Annual Report to Stockholders for the fiscal year ended December 31, 2014, as provided in Item 8 hereof:

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

2.5*
Amendment to Waiver Agreement, dated as of March 8, 2007, between Registrant and Caremark Rx, Inc. (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated March 8, 2007; Commission File No. 001-01011).

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

3.1F*
Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated September 3, 2014 (Commission File No. 001-01011)).

3.2*	By-laws of the Registrant, as amended and restated (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated September 3, 2014; Commission File No. 001-01011).

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

10.11*
Amendment No. 2, dated as of May 23, 2013, to the Credit Agreement dated as of May 12, 2011, by and among the Registrant, the lenders party thereto, Barclays Capital and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, Bank of America, N.A. and Wells Fargo Bank, N.A., as Co-Documentation Agents, and The Bank of America, N.A. and Wells Fargo Bank, N.A., as Co-Documentation Agents, and The Bank of New York Mellon, as Administrative Agent, as previously amended by Amendment No. 1, dated as of November 22, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013 (Commission File No. 001-01011).

10.12*
Second Amended and Restated Credit Agreement, dated as of July 24, 2014, by and among the Registrant, the lenders party thereto, Barclays Bank PLC and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, Bank of America, N.A. and Wells Fargo Bank, N.A., as Co-Documentation Agents, and The Bank of New York Mellon, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (Commission File No. 001-01011).

10.13*
Supplemental Retirement Plan for Select Senior Management of CVS Health Corporation I as amended and restated in December 2008 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009; Commission File No. 001-01011).

10.14*
CVS Health Corporation 1996 Directors Stock Plan, as amended and restated November 5, 2002 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002; Commission File No. 001-01011).

10.15*
1997 Incentive Compensation Plan as amended through December 2008 (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009; Commission File No. 001-01011).

10.16*
Caremark Rx, Inc. 2004 Incentive Stock Plan (incorporated by reference to Exhibit 99.2 of the Registrant’s Registration Statement No. 333-141481 on Form S-8 filed March 22, 2007; Commission File No. 011-01011).

10.17*
CVS Health Deferred Stock Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009; Commission File No. 011-01011).

10.18	CVS Health Deferred Compensation Plan, as amended and restated as of December 17, 2014.

10.19*
2010 Incentive Compensation Plan, as amended through January 15, 2013 (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form10-K for the fiscal year ended December 31, 2012; Commission File No. 001-01011).

10.20*	2007 Employee Stock Purchase Plan (incorporated by reference to Exhibit D of the Registrant’s Definitive Proxy Statement filed April 4, 2007; Commission File No. 001-01011).

10.21	The Registrant’s 2014 Management Incentive Plan.

10.22	The Registrant’s 2014 Executive Incentive Plan.

10.23*
The Registrant’s Long-Term Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form10-K for the fiscal year ended December 31, 2013; Commission file No. 001-01011).

10.24	The Registrant’s Partnership Equity Program amended as of December 2014.

10.25*
The Registrant’s Severance Plan for Non-Store Employees amended as of April 2013 (incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013; Commission File No. 001-01011).

10.26	The Registrant’s Performance-Based Restricted Stock Unit Plan amended as of December 2014.

10.27
Form of Enterprise Non-Competition, Non-Disclosure and Developments Agreement between the Registrant and certain of the Registrant’s executive officers (incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013; Commission File No. 001-01011).

10.28*
Universal 409A Definition Document dated December 31, 2008 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009; Commission File No. 001-01011).

10.29	Form of Non-Qualified Stock Option Agreement between the Registrant and selected employees of the Registrant.

10.30	Form of Restricted Stock Unit Agreement - Annual Grant - between the Registrant and selected employees of the Registrant.

10.31	Form of Performance-Based Restricted Stock Unit Agreement between the Registrant and selected employees of the Registrant.

10.32	Form of Partnership Equity Program Participant Purchased RSUs, Company Matching RSUs and Company Matching Options Agreement (Pre-Tax).

10.33	Form of Partnership Equity Program Participant Purchased RSUs, Company Matching RSUs and Company Matching Options Agreement (Post-Tax).

10.34*
Amended and Restated Employment Agreement dated as of December 22, 2008 between the Registrant and the Registrant’s President and Chief Executive Officer (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008; Commission File No. 001-01011).

10.35*
Amendment dated December 21, 2012 to the Amended and Restated Employment Agreement dated as of December 22, 2008 between the Registrant and the Registrant’s President and Chief Executive Officer (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012; Commission File No. 001-01011).

10.36	Form of Non-Qualified Stock Option Agreement between the Registrant and the Registrant’s President and Chief Executive Officer.

10.37	Form of Restricted Stock Unit Agreement between the Registrant and the Registrant’s President and Chief Executive Officer.

10.38*
Amendment dated January 22, 2015 to Nonqualified Stock Option Agreements between the Registrant and the Registrant’s President and Chief Executive Officer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 20, 2015; Commission File No. 001-01011).

10.39*
Change in Control Agreement dated December 22, 2008 between the Registrant and the Registrant’s Executive Vice President and Chief Financial Officer (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010; Commission File No. 001-01011).

10.40*
Amendment dated as of December 31, 2012 to the Change in Control Agreement dated December 22, 2008 between the Registrant and the Registrant’s Executive Vice President and Chief Financial Officer (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012; Commission File No. 001-01011).

10.41*
Change in Control Agreement dated December 22, 2008 between the Registrant and the Registrant’s Executive Vice President and President of CVS/caremark (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012; Commission File No. 001-01011).

10.42*
Amendment dated as of December 31, 2012 to the Change in Control Agreement dated December 22, 2008 between the Registrant and the Registrant’s Executive Vice President and President of CVS/caremark; incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (Commission File No. 001-01011).

10.43	Change in Control Agreement dated December 22, 2008 between the Registrant and the Registrant’s Executive Vice President and President of CVS/pharmacy.

10.44	Amendment dated as of December 31, 2012 to the Change in Control Agreement between the Registrant and the Registrant’s Executive Vice President and President of CVS/pharmacy.

10.45*
Change in Control Agreement dated December 1, 2008 between the Registrant and the Registrant’s Executive Vice President and Chief Medical Officer (incorporated by reference to Exhibit 10.43 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013; Commission File No. 001-01011).

13	Portions of the 2014 Annual Report to Stockholders of CVS Health Corporation, which are specifically designated in this Form 10-K as being incorporated by reference.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the CVS Health Corporation Annual Report on Form 10-K for the year ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CVS HEALTH CORPORATION

Date: February 10, 2015	By:	/s/ DAVID M. DENTON
David M. Denton
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ RICHARD M. BRACKEN	Director	February 10, 2015
Richard M. Bracken

/s/ C. DAVID BROWN II	Director	February 10, 2015
C. David Brown II

/s/ EVA C. BORATTO	Senior Vice President - Controller and Chief Accounting Officer (Principal Accounting Officer)	February 10, 2015
Eva C. Boratto

/s/ DAVID M. DENTON	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 10, 2015
David M. Denton

/s/ NANCY-ANN M. DEPARLE	Director	February 10, 2015
Nancy-Ann M. DeParle

/s/ DAVID W. DORMAN	Chairman of the Board and Director	February 10, 2015
David W. Dorman

/s/ ANNE M. FINUCANE	Director	February 10, 2015
Anne M. Finucane

/s/ LARRY J. MERLO	President and Chief Executive Officer (Principal Executive Officer) and Director	February 10, 2015
Larry J. Merlo

/s/ JEAN-PIERRE MILLON	Director	February 10, 2015
Jean-Pierre Millon

/s/ RICHARD J. SWIFT	Director	February 10, 2015
Richard J. Swift

/s/ WILLIAM C. WELDON	Director	February 10, 2015
William C. Weldon

/s/ TONY L. WHITE	Director	February 10, 2015
Tony L. White