Form 10-Q
period 2015-03-31
CVS HEALTH Corp
filed 2015-05-01
CIK 64803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Common Stock, $0.01 par value, issued and outstanding at April 24, 2015:

1,128,330,774 shares

Part I	Item 1

CVS Health Corporation
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
In millions, except per share amounts	2015	2014

Net revenues	$36,332	$32,689
Cost of revenues	30,168	26,747
Gross profit	6,164	5,942
Operating expenses	4,032	3,918
Operating profit	2,132	2,024
Interest expense, net	134	158
Income before income tax provision	1,998	1,866
Income tax provision	777	737
Net income	$1,221	$1,129

Net income per share:
Basic	$1.08	$0.96
Diluted	$1.07	$0.95
Weighted average shares outstanding:
Basic	1,128	1,180
Diluted	1,136	1,190
Dividends declared per share	$0.350	$0.275

See accompanying notes to condensed consolidated financial statements.

CVS Health Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
In millions	2015	2014

Net income	$1,221	$1,129
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(48)	9
Cash flow hedges, net of tax	1	1
Total other comprehensive income (loss)	(47)	10
Comprehensive income	$1,174	$1,139

See accompanying notes to condensed consolidated financial statements.

CVS Health Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

In millions, except per share amounts	March 31, 2015	December 31, 2014

Assets:
Cash and cash equivalents	$1,518	$2,481
Short-term investments	116	34
Accounts receivable, net	10,162	9,687
Inventories	12,231	11,930
Deferred income taxes	1,001	985
Other current assets	594	866
Total current assets	25,622	25,983
Property and equipment, net	8,871	8,843
Goodwill	28,123	28,142
Intangible assets, net	9,759	9,774
Other assets	1,555	1,510
Total assets	$73,930	$74,252

Liabilities:
Accounts payable	$6,431	$6,547
Claims and discounts payable	6,273	5,404
Accrued expenses	5,936	5,816
Short-term debt	500	685
Current portion of long-term debt	573	575
Total current liabilities	19,713	19,027
Long-term debt	11,689	11,695
Deferred income taxes	4,020	4,036
Other long-term liabilities	1,513	1,531
Commitments and contingencies (Note 8)	—	—

Shareholders’ equity:
CVS Health shareholders’ equity:
Preferred stock, par value $0.01: 0.1 share authorized; none issued or outstanding	—	—
Common stock, par value $0.01: 3,200 shares authorized; 1,693 shares issued and 1,127 shares outstanding at March 31, 2015 and 1,691 shares issued and 1,140 shares
outstanding at December 31, 2014	17	17
Treasury stock, at cost: 565 shares at March 31, 2015 and 550 shares at December 31,
2014	(25,634)	(24,078)
Shares held in trust: 1 share at March 31, 2015 and December 31, 2014	(31)	(31)
Capital surplus	30,235	30,418
Retained earnings	32,667	31,849
Accumulated other comprehensive income (loss)	(264)	(217)
Total CVS Health shareholders’ equity	36,990	37,958
Noncontrolling interest	5	5
Total shareholders’ equity	36,995	37,963
Total liabilities and shareholders’ equity	$73,930	$74,252

See accompanying notes to condensed consolidated financial statements.

CVS Health Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
In millions	2015	2014
Cash flows from operating activities:
Cash receipts from customers	$34,570	$30,505
Cash paid for inventory and prescriptions dispensed by retail network pharmacies	(28,276)	(23,966)
Cash paid to other suppliers and employees	(4,162)	(4,196)
Interest received	3	3
Interest paid	(87)	(104)
Income taxes paid	(64)	(70)
Net cash provided by operating activities	1,984	2,172

Cash flows from investing activities:
Purchases of property and equipment	(419)	(388)
Proceeds from sale-leaseback transactions	25	5
Proceeds from sale of property and equipment and other assets	8	5
Acquisitions (net of cash acquired) and other investments	(61)	(2,194)
Purchase of available-for-sale investments	(113)	(43)
Sales/maturities of available-for-sale investments	16	55
Net cash used in investing activities	(544)	(2,560)

Cash flows from financing activities:
Decrease in short-term debt	(185)	—
Dividends paid	(399)	(325)
Proceeds from exercise of stock options	126	154
Excess tax benefits from stock-based compensation	59	37
Repurchase of common stock	(2,007)	(801)
Net cash used in financing activities	(2,406)	(935)
Effect of exchange rate changes on cash and cash equivalents	3	—
Net decrease in cash and cash equivalents	(963)	(1,323)
Cash and cash equivalents at beginning of period	2,481	4,089
Cash and cash equivalents at end of period	$1,518	$2,766

Reconciliation of net income to net cash provided by operating activities:
Net income	$1,221	$1,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	490	477
Stock-based compensation	44	35
Deferred income taxes and other noncash items	(31)	16
Change in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(481)	(139)
Inventories	(313)	(64)
Other current assets	269	70
Other assets	(52)	(39)
Accounts payable and claims and discounts payable	756	339
Accrued expenses	153	362
Other long-term liabilities	(72)	(14)
Net cash provided by operating activities	$1,984	$2,172

See accompanying notes to condensed consolidated financial statements.

CVS Health Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CVS Health Corporation and its subsidiaries (collectively “CVS Health” or the “Company”) have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. In accordance with such rules and regulations, certain information and accompanying note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in Exhibit 13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”).

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries and variable interest entities (“VIE's”) for which the Company is the primary beneficiary. All material intercompany balances and transactions have been eliminated.

The Company continually evaluates its investments to determine if they represent variable interests in a VIE. If the Company determines that it has a variable interest in a VIE, the Company then evaluates if it is the primary beneficiary of the VIE. The evaluation is a qualitative assessment as to whether the Company has the ability to direct the activities of a VIE that most significantly impact the entity’s economic performance. The Company consolidates a VIE if it is considered to be the primary beneficiary.

Assets and liabilities of VIEs for which the Company is the primary beneficiary were not significant to the Company’s condensed consolidated financial statements. VIE creditors do not have recourse against the general credit of the Company.

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

As of March 31, 2015, the carrying value of cash and cash equivalents, short-term and long-term investments, accounts receivable and accounts payable approximated their fair value due to the nature of these financial instruments. The Company invests in money market funds, commercial paper and time deposits that are classified as cash and cash equivalents within the accompanying condensed consolidated balance sheets, as these funds are highly liquid and readily convertible to known amounts of cash. These investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company’s short-term investments consist of certificates of deposit with initial maturities of greater than three months when purchased that mature in less than one year from the balance sheet date. The Company’s long-term investments of $44 million at March 31, 2015, which are classified as noncurrent other assets within the accompanying condensed consolidated balance sheet, consist of certificates of deposit. These investments, which are classified within Level 1 of the fair value hierarchy, are carried at fair value, which approximated historical cost at March 31, 2015. The carrying amount and estimated fair value of the Company’s total long-term debt was $12.3 billion and $13.4 billion, respectively, as of March 31, 2015. The fair value of the Company’s long-term debt was estimated based on quoted prices currently offered in active markets for the Company’s debt, which is considered Level 1 of the fair value hierarchy.

Related Party Transactions

The Company has an equity method investment in SureScripts, LLC (“SureScripts”), which operates a clinical health information network. The Pharmacy Services and Retail Pharmacy segments utilize this clinical health information network in providing services to client plan members and retail customers. The Company expensed fees of approximately $13 million and $16 million in the three months ended March 31, 2015 and 2014, respectively, for the use of this network.

The Company's investment in and equity in earnings in SureScripts for all periods presented is immaterial.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new guidance is expected to be effective for annual reporting periods (including interim reporting periods within those periods) beginning January 1, 2018; early adoption in 2017 is permitted. Companies have the option of using either a full retrospective or a modified retrospective approach to adopt the guidance. This update could impact the timing and amounts of revenue recognized. The Company is currently evaluating the effect that implementation of this update will have on its consolidated financial position and results of operations upon adoption, as well as the method of transition and required disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (Topic 835-30). ASU No. 2015-03 requires the presentation of debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of such costs is reported as interest expense. This change conforms the presentation with that of debt discounts. The ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015; early adoption is permitted. The guidance is required to be applied retrospectively to all prior periods. Had the Company adopted this ASU, other noncurrent assets and long-term debt would both have been $62 million and $65 million lower as of March 31, 2015 and December 31, 2014, respectively.

Note 2 – Changes in Accounting Principle

Effective January 1, 2015, the Company changed its methods of accounting for “front store” inventories in the Retail Pharmacy Segment. Prior to 2015, the Company valued front store inventories at the lower of cost or market on a first-in, first-out (“FIFO”) basis in retail stores using the retail inventory method and in distribution centers using the FIFO cost method. Effective January 1, 2015, all front store inventories in the Retail Pharmacy Segment have been valued at the lower of cost or market using the weighted average cost method. These changes affected approximately 36% of consolidated inventories.

These changes were made primarily to provide the Company with better information to manage its retail front store operations and to bring all of the Company’s inventories to a common inventory valuation methodology. The Company believes the weighted average cost method is preferable to the retail inventory method and the FIFO cost method because it results in greater precision in the determination of cost of revenues and inventories at the stock keeping unit (“SKU”) level and results in a consistent inventory valuation method for all of the Company’s inventories as all of the Company’s remaining inventories, which consist of prescription drugs, were already being valued using the weighted average cost method.

The Company recorded the cumulative effect of these changes in accounting principle as of January 1, 2015. The Company determined that retrospective application for periods prior to 2015 is impracticable, as the period-specific information necessary to value front store inventories in the Retail Pharmacy Segment under the weighted average cost method is unavailable. The Company implemented a new perpetual inventory system to manage front store inventory at the SKU level and valued front store inventory as of January 1, 2015 and calculated the cumulative impact. The effect of these changes in accounting principle as of January 1, 2015, was a decrease in inventories of $7 million, an increase in current deferred income tax assets of $3 million and a decrease in retained earnings of $4 million.

Had the Company not made these changes in accounting principle, for the three months ended March 31, 2015, net income would have been $4 million higher, and basic and diluted net income per share would have been the same as reported.

Note 3 – Share Repurchase Programs

As of March 31, 2015, the Company had the following outstanding share repurchase programs that were authorized by the Company's Board of Directors:

In billions
Authorization Date	Authorized	Remaining
December 15, 2014 (“2014 Repurchase Program”)	$10.0	$10.0
December 17, 2013 (“2013 Repurchase Program”)	$6.0	0.7
		$10.7

The share repurchase programs, each of which was effective immediately, permit the Company to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase transactions, and/or other derivative transactions. The repurchase programs may be modified or terminated by the Board of Directors at any time.

During the three months ended March 31, 2015, the Company repurchased an aggregate of approximately 16.8 million shares of common stock for approximately $2.0 billion pursuant to the 2013 Repurchase Program as discussed below.

Pursuant to the authorization under the 2013 Repurchase Program, effective January 2, 2015, the Company entered into a $2.0 billion fixed dollar accelerated share repurchase (“ASR”) agreement with JPMorgan Chase Bank (“JPMorgan”). Upon payment of the $2.0 billion purchase price on January 5, 2015, the Company received a number of shares of our common stock equal to 80% of the $2.0 billion notional amount of the ASR agreement or approximately 16.8 million shares. At the conclusion of the ASR program, the Company will receive additional shares equal to the remaining 20% of the $2.0 billion notional amount. The ultimate number of shares the Company receives fluctuates based on changes in the daily volume weighted average price of the Company's stock over the period which began on January 2, 2015 and ended on April 30, 2015. If the mean daily volume weighted average price of the Company's common stock, less a discount (the “forward price”), during the ASR program falls below $94.49 per share, the Company would receive a higher number of shares from JPMorgan. If the forward price rises above $94.49 per share, the Company would either receive fewer shares from JPMorgan or, potentially have an obligation to JPMorgan which, at the Company's option, could be settled in additional cash or by issuing shares. Under the terms of the ASR agreement, the maximum number of shares that could be received or delivered, including the initial shares received, is 42.0 million. The initial 16.8 million shares of common stock delivered to the Company by JPMorgan were placed into treasury stock in January 2015. On May 1, 2015, the Company received approximately 3.1 million shares of common stock, representing the remaining 20% of the $2.0 billion notional amount of the ASR agreement, thereby concluding the agreement. This brings the average price per share for the total 19.9 million shares delivered to $100.64 per share. The remaining 3.1 million shares of common stock delivered to the Company by JPMorgan were placed into treasury stock in May 2015.

The ASR agreement was accounted for as an initial treasury stock transaction for approximately $1.6 billion and a forward contract for approximately $0.4 billion. The forward contract was classified as an equity instrument and was recorded within capital surplus on the condensed consolidated balance sheet at March 31, 2015. The forward contract will be reclassified to treasury stock upon the settlement of the agreement in May 2015. The initial repurchase of the shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted net income per share.

Note 4 – Accumulated Other Comprehensive Income

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

Changes in accumulated other comprehensive income (loss) by component are shown below(1):

	Three Months Ended March 31, 2015
In millions	Foreign Currency	Losses on Cash Flow Hedges	Pension and Other Postretirement Benefits	Total
Balance, December 31, 2014	$(65)	$(9)	$(143)	$(217)
Other comprehensive income (loss) before reclassifications	(48)	—	—	(48)
Amounts reclassified from accumulated other comprehensive income (2)	—	1	—	1
Other comprehensive income (loss)	(48)	1	—	(47)
Balance, March 31, 2015	$(113)	$(8)	$(143)	$(264)

	Three Months Ended March 31, 2014
	Foreign Currency	Losses on Cash Flow Hedges	Pension and Other Postretirement Benefits	Total
Balance, December 31, 2013	$(30)	$(13)	$(106)	$(149)
Other comprehensive income before reclassifications	9	—	—	9
Amounts reclassified from accumulated other comprehensive income (2)	—	1	—	1
Other comprehensive income	9	1	—	10
Balance, March 31, 2014	$(21)	$(12)	$(106)	$(139)

(1)	All amounts are net of tax.

(2)
The amounts reclassified from accumulated other comprehensive income for losses on cash flow hedges are recorded within interest expense, net on the condensed consolidated statement of income. The amounts reclassified from accumulated other comprehensive income for pension and other postretirement benefits are included in operating expenses on the condensed consolidated statement of income.

Note 5 – Interest Expense

The following are the components of net interest expense:

	Three Months Ended March 31,
In millions	2015	2014
Interest expense	$137	$161
Interest income	(3)	(3)
Interest expense, net	$134	$158

Note 6 – Earnings Per Share

Earnings per share is computed using the two-class method. Options to purchase less than one million shares of common stock were outstanding, but were not included in the calculation of diluted earnings per share for the three months ended March 31, 2015 and 2014, because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

The following is a reconciliation of basic and diluted net income per share for the respective periods:

	Three Months Ended March 31,
In millions, except per share amounts	2015	2014
Numerator for earnings per share calculations:
Net income(1)	$1,216	$1,129

Denominators for earnings per share calculations:
Weighted average shares, basic	1,128	1,180
Effect of dilutive securities	8	10
Weighted average shares, diluted	1,136	1,190

Net income per share:
Basic	$1.08	$0.96
Diluted	$1.07	$0.95

(1)	Comprised of net income less amounts allocable to participating securities of $5 million for the three months ended March 31, 2015.

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

The Pharmacy Services Segment provides a full range of pharmacy benefit management (“PBM”) services including plan design and administration, formulary management, Medicare Part D services, mail order, specialty pharmacy and infusion services, retail pharmacy network management services, prescription management systems, clinical services, disease management services and medical spend management. The Company’s clients are primarily employers, insurance companies, unions, government employee groups, health plans, Managed Medicaid plans and other sponsors of health benefit plans, and individuals throughout the United States. A portion of covered lives primarily within the Managed Medicaid, health plan and employer markets have access to our services through public and private exchanges. Through the Company’s SilverScript Insurance Company subsidiary, the Company is a national provider of drug benefits to eligible beneficiaries under the federal government’s Medicare Part D program. The Pharmacy Services Segment operates under the CVS/caremarkTM Pharmacy Services, Caremark®, CVS CaremarkTM, CVS/caremarkTM, CarePlus CVS/pharmacy®, CVS/specialtyTM, RxAmerica®, Accordant®, SilverScript®, Novologix®, Coram® and Navarro® Health Services names. As of March 31, 2015, the Pharmacy Services Segment operated 24 retail specialty pharmacy stores, 11 specialty mail order pharmacies, four mail service dispensing pharmacies, and 86 branches for infusion and enteral services, including approximately 70 ambulatory infusion suites and six centers of excellence, located in 40 states, Puerto Rico and the District of Columbia.

The Retail Pharmacy Segment sells prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, personal care products, convenience foods, photo finishing, seasonal merchandise and greeting cards through the Company’s CVS/pharmacy®, CVS®, Longs Drugs®, Navarro Discount Pharmacy® and Drogaria Onofre® retail stores and online through CVS.com®, Navarro.comTM and Onofre.com.brTM. As of March 31, 2015, the Retail Pharmacy Segment included 7,850 retail drugstores (of which 7,794 operated a pharmacy), 17 onsite pharmacies, 986 retail medical clinics, and the online retail websites, CVS.com, Navarro.com and Onofre.com.br. The retail drugstores are located in 44 states, the District of Columbia, Puerto Rico and Brazil. The retail health care clinics operate under the MinuteClinic® name, and 978 are located within CVS/pharmacy stores. MinuteClinics utilize nationally-recognized medical protocols to diagnose and treat minor health conditions, perform health screenings, monitor chronic conditions and deliver vaccinations. The clinics are staffed by board-certified nurse practitioners and physician assistants who provide access to affordable care without appointment.

The Corporate Segment provides management and administrative services to support the Company. The Corporate Segment consists of certain aspects of executive management, corporate relations, legal, compliance, human resources, corporate information technology and finance departments.

In millions	Pharmacy Services Segment(1)	Retail Pharmacy Segment	Corporate Segment	Intersegment Eliminations(2)	Consolidated Totals
Three Months Ended
March 31, 2015:
Net revenues	$23,879	$16,951	$—	$(4,498)	$36,332
Gross profit	1,026	5,295	—	(157)	6,164
Operating profit (loss)	734	1,727	(189)	(140)	2,132
March 31, 2014:
Net revenues	20,195	16,480	—	(3,986)	32,689
Gross profit	934	5,184	—	(176)	5,942
Operating profit (loss)	640	1,750	(190)	(176)	2,024

(1)          Net revenues of the Pharmacy Services Segment include approximately $2.5 billion and $2.2 billion of retail co-payments for the three months ended March 31, 2015 and 2014, respectively.
(2)        Intersegment eliminations relate to two types of transactions: (i) Intersegment revenues that occur when Pharmacy Services Segment customers use Retail Pharmacy Segment stores to purchase covered products. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue on a stand-alone basis, and (ii) Intersegment revenues, gross profit and operating profit that occur when Pharmacy Services Segment customers, through the Company’s intersegment activities (such as the Maintenance Choice® program), elect to pick-up their maintenance prescriptions at Retail Pharmacy Segment stores instead of receiving them through the mail. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue, gross profit and operating profit on a standalone basis. The following amounts are eliminated in consolidation in connection with the intersegment activity described in item (ii) above: net revenues of $1.2 billion and $1.1 billion for the three months ended March 31, 2015 and 2014, respectively; gross profit of $157 million and $176 million for the three months ended March 31, 2015 and 2014, respectively; and operating profit of $140 million and $176 million for the three months ended March 31, 2015 and 2014, respectively.

Note 8 – Commitments and Contingencies

Lease Guarantees

Between 1991 and 1997, the Company sold or spun off a number of subsidiaries, including Bob’s Stores, Linens ‘n Things, Marshalls, Kay-Bee Toys, Wilsons, This End Up and Footstar. In many cases, when a former subsidiary leased a store, the Company provided a guarantee of the store’s lease obligations. When the subsidiaries were disposed of, the Company’s guarantees remained in place, although each initial purchaser has agreed to indemnify the Company for any lease obligations the Company was required to satisfy. If any of the purchasers or any of the former subsidiaries were to become insolvent and failed to make the required payments under a store lease, the Company could be required to satisfy these obligations.

As of March 31, 2015, the Company guaranteed approximately 72 such store leases (excluding the lease guarantees related to Linens ‘n Things, which have been recorded as a liability on the condensed consolidated balance sheet), with the maximum remaining lease term extending through 2026. Management believes the ultimate disposition of any of the remaining guarantees will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or future cash flows.

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

•
In December 2007, the Company received a document subpoena from the Office of Inspector General (“OIG”) within the U.S. Department of Health and Human Services, requesting information relating to the processing of Medicaid and certain other government agency claims on behalf of its clients (which allegedly resulted in underpayments from our pharmacy benefit management clients to the applicable government agencies) on one of the Company’s adjudication platforms. In September 2014, the Company settled the OIG’s claims, as well as related claims by the Department of Justice and private plaintiffs, without any admission of liability. The Company is in discussions with the OIG concerning other claim processing issues.

•
Caremark (the term “Caremark” being used herein to generally refer to any one or more PBM subsidiaries of the Company, as applicable) was named in a putative class action lawsuit filed in October 2003 in Alabama state court by John Lauriello, purportedly on behalf of participants in the 1999 settlement of various securities class action and derivative lawsuits against Caremark and others. Other defendants include insurance companies that provided coverage to Caremark with respect to the settled lawsuits. The Lauriello lawsuit seeks approximately $3.2 billion in compensatory damages plus other non-specified damages based on allegations that the amount of insurance coverage available for the settled lawsuits was misrepresented and suppressed. A similar lawsuit was filed in November 2003 by Frank McArthur, also in Alabama state court, naming as defendants, among others, Caremark and several insurance companies involved in the 1999 settlement. This lawsuit was stayed as a later-filed class action, but McArthur was subsequently allowed to intervene in the Lauriello action. Following the close of class discovery, the trial court entered an Order on August 15, 2012 that granted the plaintiffs’ motion to certify a class pursuant to Alabama Rule of Civil Procedures 23(b)(3) but denied their request that the class also be certified pursuant to Rule 23(b)(1). In addition, the August 15, 2012 Order appointed class representatives and class counsel. On September 12, 2014, the Alabama Supreme Court affirmed the trial court’s August 15, 2012 Order, and the case is proceeding.

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

•
In November 2009, a securities class action lawsuit was filed in the United States District Court for the District of Rhode Island by Richard Medoff, purportedly on behalf of purchasers of CVS Health Corporation stock between May 5, 2009 and November 4, 2009. The lawsuit names the Company and certain officers as defendants and includes allegations of securities fraud relating to public disclosures made by the Company concerning the PBM business and allegations of insider trading. In addition, a shareholder derivative lawsuit was filed by Mark Wuotila in December 2009 in the same court against the directors and certain officers of the Company. This lawsuit, which has remained stayed pending developments in the related securities class action, includes allegations of, among other things, securities fraud, insider trading and breach of fiduciary duties and further alleges that the Company was damaged by the purchase of stock at allegedly inflated prices under its share repurchase program. In January 2011, both lawsuits were transferred to the United States District Court for the District of New Hampshire. The parties are conducting discovery in the class action, and the derivative action is stayed pending further developments in the class action.

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

•
In January 2012, the United States District Court for the Eastern District of Pennsylvania unsealed a first amended qui tam complaint filed in August 2011 by an individual relator, Anthony Spay, who is described in the complaint as having once been employed by a firm providing pharmacy prescription benefit audit and recovery services. The complaint seeks monetary damages and alleges that Caremark’s processing of Medicare claims on behalf of one of its clients violated the federal False Claims Act. The United States declined to intervene in the lawsuit. The case is proceeding.

•
In November 2014, the U.S. District Court in the District of Massachusetts unsealed a qui tam lawsuit brought against the Company by a pharmacy auditor and a CVS pharmacist. The lawsuit, which was initially filed under seal in 2011, alleges that the Company violated the federal False Claims Act, as well as the false claims acts of several states, by overcharging state and federal governments in connection with prescription drugs available through the Company’s Health Savings Pass program, a membership-based program that allows enrolled customers special pricing for typical 90-day supplies of various generic prescription drugs. The federal government, which issued a January 2012 OIG subpoena concerning the Health Savings Pass program, has declined to intervene in the case. The Company has filed a motion to dismiss the declined qui tam complaint. Separately, the Attorney General of the State of Texas has issued civil investigative demands and other requests in February 2012 and May 2014, and has continued its investigation concerning the Health Savings Pass program and claims for reimbursement from the Texas Medicaid program.

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

•
In January 2014, the U.S. District Court in the Southern District of New York unsealed a qui tam action in which the Company is a defendant. The suit originally was filed under seal in 2011 by relator David Kester, a former employee of Novartis Pharmaceuticals Corp. (“Novartis”). The suit alleges that Novartis, the Company, and other specialty pharmacies violated the federal False Claims Act, as well as the false claims acts of several states, by using pharmacists, nurses and other staff to recommend and increase the sales and market share for certain Novartis specialty drugs in exchange for patient referrals, rebates and discounts provided by Novartis. The federal government has intervened in the case as to some allegations against Novartis but has declined to intervene as to any of the allegations against the Company. The relator has continued to litigate the declined action against the Company and other specialty pharmacies.

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

The Company is also a party to other legal proceedings, government investigations, inquiries and audits arising in the normal course of its business, none of which is expected to be material to the Company. The Company can give no assurance, however, that its business, financial condition and results of operations will not be materially adversely affected, or that the Company will not be required to materially change its business practices, based on: (i) future enactment of new health care or other laws or regulations; (ii) the interpretation or application of existing laws or regulations as they may relate to the Company’s business, the pharmacy services, retail pharmacy or retail clinic industries or to the health care industry generally; (iii) pending or future federal or state governmental investigations of the Company’s business or the pharmacy services, retail pharmacy or retail clinic industry or of the health care industry generally; (iv) pending or future government enforcement actions against the Company; (v) adverse developments in any pending qui tam lawsuit against the Company, whether sealed or unsealed, or in any future qui tam lawsuit that may be filed against the Company; or (vi) adverse developments in pending or future legal proceedings against the Company or affecting the pharmacy services, retail pharmacy or retail clinic industry or the health care industry generally.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
CVS Health Corporation:

We have reviewed the condensed consolidated balance sheet of CVS Health Corporation (the Company) as of March 31, 2015, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2015 and 2014. These financial statements are the responsibility of the Company’s management.

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

As discussed in Note 2 to the condensed consolidated financial statements, the Company has elected changes in its methods of accounting for front store inventories in the Retail Pharmacy Segment effective January 1, 2015.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CVS Health Corporation as of December 31, 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated February 10, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2014, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

May 1, 2015
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

Through our more than 7,800 retail drugstores, nearly 1,000 walk-in health care clinics, a leading pharmacy benefits manager with more than 70 million plan members, and expanding specialty pharmacy services, we enable people, businesses, and communities to manage health in more effective ways. We are delivering break-through products and services, from advising patients on their medications at our CVS/pharmacy® locations, to introducing unique programs to help control costs for our clients at CVS/caremarkTM, to innovating how care is delivered to our patients with complex conditions through CVS/specialtyTM, or by expanding access to high-quality, low-cost care at CVS/minuteclinicTM.

We currently have three reportable segments: Pharmacy Services, Retail Pharmacy and Corporate.

Pharmacy Services Segment

Our Pharmacy Services Segment generates revenue from a full range of pharmacy benefit management (“PBM”) services, including plan design and administration, formulary management, Medicare Part D services, mail order, specialty pharmacy and infusion services, retail pharmacy network management services, prescription management systems, clinical services, disease management services and medical spend management. Our clients are primarily employers, insurance companies, unions, government employee groups, health plans, Managed Medicaid plans and other sponsors of health benefit plans, and individuals throughout the United States. A portion of covered lives primarily within the Managed Medicaid, health plan and employer markets have access to our services through public and private exchanges. As a pharmacy benefits manager, we manage the dispensing of pharmaceuticals through our mail order pharmacies, specialty pharmacies and national network of more than 68,000 retail pharmacies, consisting of approximately 41,000 chain pharmacies (which includes our CVS/pharmacy stores) and 27,000 independent pharmacies, to eligible members in the benefit plans maintained by our clients and utilize our information systems to perform, among other things, safety checks, drug interaction screenings and brand to generic substitutions.

Our specialty pharmacies support individuals that require complex and expensive drug therapies. Our specialty pharmacy business includes mail order and retail specialty pharmacies that operate under the CVS CaremarkTM, CarePlus CVS/pharmacy® and Navarro Health Services® names. The Pharmacy Services Segment also provides health management programs, which include integrated disease management program for 17 conditions, through our Accordant® rare disease management offering. In addition, through our SilverScript Insurance Company subsidiary, we are a national provider of drug benefits to eligible beneficiaries under the federal government’s Medicare Part D program. The Pharmacy Services Segment operates under the CVS/caremarkTM Pharmacy Services, Caremark®, CVS CaremarkTM, CVS/caremarkTM, CarePlus CVS/pharmacy®, RxAmerica®, Accordant®, SilverScript®, Coram®, CVS/specialtyTM, NovoLogix® and Navarro® Health Services names. As of March 31, 2015, the Pharmacy Services Segment operated 24 retail specialty pharmacy stores, 11 specialty mail order pharmacies, four mail service dispensing pharmacies, and 86 branches for infusion and enteral services, including approximately 70 ambulatory infusion suites and six centers of excellence, located in 40 states, Puerto Rico and the District of Columbia.

Retail Pharmacy Segment

Our Retail Pharmacy Segment sells prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, personal care products, convenience foods, photo finishing, seasonal merchandise and greeting cards through our CVS/pharmacy®, CVS®, Longs Drugs®, Navarro Discount Pharmacy® and Drogaria

OnofreTM retail stores and online through CVS.com®, Navarro.comTM and Onofre.com.brTM. Our Retail Pharmacy Segment derives the majority of its revenues through the sale of prescription drugs, which are dispensed by our 24,000 retail pharmacists. Our Retail Pharmacy Segment also provides health care services through our CVS/minuteclinic offering. MinuteClinics are staffed by nurse practitioners and physician assistants who utilize nationally recognized protocols to diagnose and treat minor health conditions, perform health screenings, monitor chronic conditions, and deliver vaccinations. As of March 31, 2015, our Retail Pharmacy Segment included 7,850 retail drugstores (of which 7,794 operated a pharmacy) located in 44 states, the District of Columbia, Puerto Rico and Brazil operating primarily under the CVS/pharmacy®, CVS®, Longs Drugs®, Navarro Discount Pharmacy® or Drogaria OnofreTM names, 17 onsite pharmacies, 986 retail health care clinics operating under the MinuteClinic® name (of which 978 were located in CVS/pharmacy stores), and our online retail websites, CVS.com, Navarro.com and Onofre.com.br.

Corporate Segment

The Corporate Segment provides management and administrative services to support the Company. The Corporate Segment consists of certain aspects of our executive management, corporate relations, legal, compliance, human resources, corporate information technology and finance departments.

Results of Operations

The following discussion explains the material changes in our results of operations for the three months ended March 31, 2015 and 2014, and the significant developments affecting our financial condition since December 31, 2014. We strongly recommend that you read our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Exhibit 13 to our 2014 Form 10-K along with this report.

Summary of the Condensed Consolidated Financial Results:

	Three Months Ended March 31,
In millions	2015	2014

Net revenues	$36,332	$32,689
Cost of revenues	30,168	26,747
Gross profit	6,164	5,942
Operating expenses	4,032	3,918
Operating profit	2,132	2,024
Interest expense, net	134	158
Income before income tax provision	1,998	1,866
Income tax provision	777	737
Net income	$1,221	$1,129

Net Revenues

Net revenues increased approximately $3.6 billion, or 11.1%, in the three months ended March 31, 2015, as compared to the prior year. The increase in the Pharmacy Services Segment was primarily driven by growth in specialty pharmacy and increased volume in pharmacy network claims. The increase in the Retail Pharmacy Segment was primarily due to an increase in pharmacy same store sales and revenue from new stores. Net revenues in both periods were negatively impacted by increased generic dispensing rates for both the Pharmacy Services and Retail Pharmacy segments. However, the year-over-year increase in generic dispensing rates was not as significant in the three months ended March 31, 2015 compared to the prior year. Generic prescription drugs typically have a lower selling price than brand name prescription drugs.

Please see the section entitled “Segment Analysis” below for additional information regarding net revenues.

Gross Profit

Gross profit dollars increased $222 million, or 3.7%, in the three months ended March 31, 2015, as compared to the prior year. Gross profit as a percentage of net revenues decreased approximately 120 basis points to 17.0% in the three months ended

March 31, 2015, as compared to the prior year. The decrease was driven by a change in the mix of business with the Pharmacy Services Segment growing faster than the Retail Pharmacy Segment, as well as modest declines in gross margin in both segments. Gross profit dollars for the three months ended March 31, 2015 were positively impacted by an increase in generic dispensing rates compared to the prior year.

Please see the section entitled “Segment Analysis” below for additional information regarding gross profit.

Operating Expenses

Operating expenses increased $114 million, or 2.9%, in the three months ended March 31, 2015, as compared to the prior year. Operating expenses as a percentage of net revenues decreased approximately 90 basis points to 11.1% for the three months ended March 31, 2015, as compared to 12.0% in the prior year. The increase in operating expense dollars in the three months ended March 31, 2015, was primarily due to incremental store operating costs associated with operating more stores in our Retail Pharmacy Segment. The decrease in operating expenses as a percentage of net revenues was primarily due to expense leverage from sales growth in both operating segments and disciplined expense control.

Please see the section entitled “Segment Analysis” below for additional information regarding operating expenses.

Interest Expense, net

Interest expense, net, decreased $24 million in the three months ended March 31, 2015, as compared to the prior year. This decrease is primarily due to lower average interest rates on our outstanding debt during the three months ended March 31, 2015.

For additional information on our financing activities, please see the “Liquidity and Capital Resources” section later in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Income Tax Provision

Our effective income tax rate was 38.9% for the three months ended March 31, 2015, compared to 39.5% for the three months ended March 31, 2014. The difference in the effective income tax rate for the three months ended March 31, 2015, was primarily due to certain permanent and discrete items.

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

In millions	Pharmacy Services Segment(1)	Retail Pharmacy Segment	Corporate Segment	Intersegment Eliminations (2)	Consolidated Totals
Three Months Ended
March 31, 2015:
Net revenues	$23,879	$16,951	$—	$(4,498)	$36,332
Gross profit	1,026	5,295	—	(157)	6,164
Operating profit (loss)	734	1,727	(189)	(140)	2,132
March 31, 2014:
Net revenues	20,195	16,480	—	(3,986)	32,689
Gross profit	934	5,184	—	(176)	5,942
Operating profit (loss)	640	1,750	(190)	(176)	2,024

(1)	Net revenues of the Pharmacy Services Segment include approximately $2.5 billion and $2.2 billion of retail co-payments for the three months ended March 31, 2015 and 2014, respectively.

(2)
Intersegment eliminations relate to two types of transaction: (i) Intersegment revenues that occur when Pharmacy Services Segment customers use Retail Pharmacy Segment stores to purchase covered products. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue on a stand-alone basis, and (ii) Intersegment revenues, gross profit and operating profit that occur when Pharmacy Services Segment customers, through the Company's intersegment activities (such as the Maintenance Choice® program), elect to pick-up their maintenance prescriptions at Retail Pharmacy Segment stores instead of receiving them through the mail. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue, gross profit and operating profit on a standalone basis. The following amounts are eliminated in consolidation in connection with the intersegment activity described in item (ii) above: net revenues of $1.2 billion and $1.1 billion for the three months ended March 31, 2015 and 2014, respectively; gross profit of $157 million and $176 million for the three months ended March 31, 2015 and 2014, respectively; and operating profit of $140 million and $176 million for the three months ended March 31, 2015 and 2014, respectively.

Pharmacy Services Segment

The following table summarizes our Pharmacy Services Segment’s performance for the respective periods:

	Three Months Ended March 31,
In millions	2015	2014

Net revenues	$23,879	$20,195
Gross profit	1,026	934
Gross profit % of net revenues	4.3%	4.6%
Operating expenses	292	294
Operating expense % of net revenues	1.2%	1.5%
Operating profit	734	640
Operating profit % of net revenues	3.1%	3.2%
Net revenues(1):
Mail choice(2)	$8,750	$6,834
Pharmacy network(3)	15,059	13,302
Other	70	59
Pharmacy claims processed(1):
Total	251.1	227.8
Mail choice(2)	20.3	19.8
Pharmacy network(3)	230.8	208.0
Generic dispensing rate(1):
Total	83.5%	82.0%
Mail choice(2)	76.1%	73.9%
Pharmacy network(3)	84.1%	82.8%
Mail choice penetration rate	19.8%	21.2%

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

Net Revenues

Net revenues in our Pharmacy Services Segment increased $3.7 billion, or 18.2%, to $23.9 billion in the three months ended March 31, 2015, as compared to the prior year. The increase is primarily due to growth in specialty pharmacy, driven by increased volume, new products, inflation and the implementation of Specialty Connect®, as well as increased pharmacy network claims. As you review our Pharmacy Services Segment’s performance in this area, we believe you should consider the following important information that impacted the three months ended March 31, 2015:

•
Our mail choice claims processed increased 2.7% to 20.3 million claims in the three months ended March 31, 2015, compared to 19.8 million claims in the prior year. The increase in mail choice claims was driven by specialty claim volume and increased claims associated with the continuing adoption of our Maintenance Choice offerings.

•	Our average revenue per mail choice claim increased by 24.7%, compared to the prior year. This increase was primarily due to growth in specialty pharmacy.

•
Our pharmacy network claims processed increased 11.0% to 230.8 million claims in the three months ended March 31, 2015, compared to 208.0 million claims in the prior year. The increase in the pharmacy network claim volume was primarily due to net new business, as well as growth in Managed Medicaid and public exchanges.

•
Our average revenue per pharmacy network claim processed increased 2.0%, as compared to the prior year. This increase was primarily due to drug inflation and changes in the drug mix, partially offset by increases in the generic dispensing rate.

•
Our mail choice generic dispensing rate increased to 76.1% in the three months ended March 31, 2015, compared to 73.9% in the prior year. Our pharmacy network generic dispensing rate increased to 84.1%, compared to 82.8% in the prior year. These continued increases in mail choice and pharmacy network generic dispensing rates were primarily due to the impact of new generic drug introductions, and our continuous efforts to encourage plan members to use generic drugs when they are available. We believe our generic dispensing rates will continue to increase in future periods, albeit at a slower pace. This increase will be affected by, among other things, the number of new generic drug introductions and our success at encouraging plan members to utilize generic drugs when they are available and clinically appropriate.

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

Gross profit increased $92 million, or 9.8%, to approximately $1.0 billion in the three months ended March 31, 2015, as compared to the prior year. Gross profit as a percentage of net revenues decreased to 4.3% in the three months ended March 31, 2015, compared to 4.6% in the prior year. The increase in gross profit dollars was primarily due to volume increases, higher generic dispensing, as well as favorable purchasing and rebate economics, partially offset by price compression. The decrease in gross profit as a percentage of net revenues was primarily due to price compression, partially offset by favorable generic dispensing, as well as favorable purchasing and rebate economics.

As you review our Pharmacy Services Segment’s performance in this area, we believe you should consider the following important information that had an impact on the three months ended March 31, 2015:

•
Our gross profit dollars and gross profit as a percentage of net revenues continued to be impacted by our efforts to (i) retain existing clients, (ii) obtain new business and (iii) maintain or improve the rebates and/or discounts we received from manufacturers, wholesalers and retail pharmacies. In particular, competitive pressures in the PBM industry have caused us and other PBMs to continue to share a larger portion of rebates and/or discounts received from pharmaceutical manufacturers with clients. In addition, market dynamics and regulatory changes have impacted our ability to offer plan sponsors pricing that includes retail network “differential” or “spread”. We expect these trends to continue. The “differential” or “spread” is any difference between the drug price charged to plan sponsors, including Medicare Part D plan sponsors, by a PBM and the price paid for the drug by the PBM to the dispensing provider. The increased use of generic drugs has positively impacted our gross profit margins but has resulted in third party payors augmenting their efforts to reduce reimbursement payments for prescriptions. This trend, which we expect to continue, reduces the benefit we realize from brand to generic product conversions.

•
Our gross profit as a percentage of revenues benefited from the increase in our total generic dispensing rate, which increased to 83.5% in the three months ended March 31, 2015, compared to our generic dispensing rate of 82.0% in the prior year. This increase was primarily due to new generic drug introductions and our continual efforts to encourage plan members to use clinically appropriate generic drugs when they are available. We expect the trend in generic introductions to continue, albeit at a slower pace.

Operating Expenses

Operating expenses in our Pharmacy Services Segment include selling, general and administrative expenses; depreciation and amortization related to selling, general and administrative activities; and expenses related to specialty retail pharmacies, which includes store and administrative payroll, employee benefits and occupancy costs.

Operating expenses decreased $2 million to $292 million, or 1.2% as a percentage of net revenues, in the three months ended March 31, 2015, compared to $294 million, or 1.5% as a percentage of net revenues, in the prior year. The improvement in operating expenses as a percentage of net revenues for the three months ended March 31, 2015 was primarily driven by expense leverage from our revenue growth.

Retail Pharmacy Segment

The following table summarizes our Retail Pharmacy Segment’s performance for the respective periods:

	Three Months Ended March 31,
In millions	2015	2014

Net revenues	$16,951	$16,480
Gross profit	5,295	5,184
Gross profit % of net revenues	31.2%	31.5%
Operating expenses	3,568	3,434
Operating expense % of net revenues	21.0%	20.8%
Operating profit	1,727	1,750
Operating profit % of net revenues	10.2%	10.6%
Retail prescriptions filled (90 Day = 3 Rx) (1)	241.3	227.1
Net revenue increase:
Total	2.9%	2.7%
Pharmacy	5.3%	5.1%
Front store	(3.6)%	(2.4)%
Total prescription volume (90 Day = 3 Rx) (1)	6.3%	2.7%
Same store increase (decrease)(2):
Total sales	1.2%	1.4%
Pharmacy sales	4.2%	3.8%
Front store sales(3)	(6.1)%	(3.8)%
Prescription volume (90 Day = 3 Rx) (1)	5.1%	2.1%
Generic dispensing rate	84.4%	82.9%
Pharmacy % of total revenues	71.7%	70.5%
Third party % of pharmacy revenue	98.5%	98.3%

(1)
Includes the adjustment to convert 90-day, non-specialty prescriptions to the equivalent of three 30-day prescriptions. This adjustment reflects the fact that these prescriptions include approximately three times the amount of product days supplied compared to a normal prescription.

(2)	Same store sales exclude revenues from MinuteClinic and stores in Brazil.

(3)
On a comparable basis, front store same store sales would have been approximately 800 basis points higher for the three months ended March 31, 2015 if tobacco and the estimated associated basket sales were excluded from the three months ended March 31, 2014.

As of March 31, 2015, we operated 7,850 retail drugstores, compared to 7,675 retail drugstores as of March 31, 2014.

Net Revenues

Net revenues in our Retail Pharmacy Segment increased $471 million, or 2.9%, to approximately $17.0 billion in the three months ended March 31, 2015, as compared to the prior year. As you review our Retail Pharmacy Segment’s performance in this area, we believe you should consider the following important information that had an impact on the three months ended March 31, 2015:

•	Net revenues from new stores accounted for approximately 160 basis points of the increase in our total net revenues for the three months ended March 31, 2015.

•
Front store same store sales decreased by 6.1% for the three months ended March 31, 2015, compared to the prior year. The decrease is primarily due to the Company’s decision to stop selling tobacco products and softer customer traffic. On a comparable basis, front store same store sales would have been approximately 800 basis points higher if tobacco and the estimated associated basket sales were excluded from the three months ended March 31, 2014.

•
Pharmacy same store sales increased 4.2% for the three months ended March 31, 2015, as compared to the prior year. The increase in pharmacy same store sales was primarily due to the increase in same store script growth of 5.1%, partially driven by strong seasonal volume. Pharmacy same store sales for the three months ended March 31, 2015 were negatively impacted by approximately 190 basis points from the implementation of Specialty Connect. Specialty Connect transitioned all specialty prescriptions to the Pharmacy Services Segment, as they are being processed through the Company’s specialty mail order pharmacies. The implementation of Specialty Connect had a greater effect on revenues than on prescription volumes due to the higher dollar value of specialty products.

•
Pharmacy revenues continue to be negatively impacted by the conversion of brand name drugs to equivalent generic drugs, which typically have a lower selling price. Pharmacy same store sales were negatively impacted by approximately 280 basis points for the three months ended March 31, 2015 due to recent generic introductions. The generic dispensing rate grew to 84.4%, compared to 82.9% in the prior year. In addition, our pharmacy revenue growth has also been affected by continued reimbursement pressure, the lack of significant new brand name drug introductions and an increase in the number of over-the-counter remedies that were historically only available by prescription.

•
Pharmacy revenue growth continued to benefit from the increased utilization by Medicare Part D beneficiaries, our ability to attract and retain managed care customers and favorable industry trends. These trends include an aging American population; many “baby boomers” are now in their fifties and sixties and are consuming a greater number of prescription drugs, as well as expanded coverage from the Patient Protection and Affordable Care Act (“ACA”). In addition, the increased use of pharmaceuticals as the first line of defense for individual health care contributed to the growing demand for pharmacy services. We believe these favorable industry trends will continue.

Gross Profit

Gross profit in our Retail Pharmacy Segment includes net revenues less the cost of merchandise sold in the period and the related purchasing costs, warehousing costs, delivery costs and actual and estimated inventory losses.

Gross profit increased $111 million, or 2.1%, to $5.3 billion in the three months ended March 31, 2015, as compared to the prior year. Gross profit as a percentage of net revenues decreased to 31.2% in the three months ended March 31, 2015, compared to 31.5% in the prior year.

The increase in gross profit dollars was primarily driven by increases in generic dispensing rate, same store sales and new store sales, as well as favorable purchasing economics. The decrease in gross profit as a percentage of net revenues was primarily driven by a decline in pharmacy margins due to continued reimbursement pressure, partially offset by increased front store margins due to changes in the mix of products sold as well as favorable purchasing economics. We expect the trend of new generic introductions to continue, albeit at a slower pace.

As you review our Retail Pharmacy Segment’s performance in this area, we believe you should consider the following important information that impacted the three months ended March 31, 2015:

•
Front store revenues as a percentage of total revenues for the three months ended March 31, 2015 was 27.6%, compared to 29.5% in the prior year. On average, our gross profit on front store revenues is higher than our average gross profit on pharmacy revenues. Pharmacy revenues as a percentage of total revenues increased approximately 120 basis points in the three months ended March 31, 2015 compared to the prior year. The mix effect from higher proportion of sales in the pharmacy had a negative effect on our overall gross profit for the three months ended March 31, 2015. The negative effect was partially offset by increased generic drug dispensing rates, the removal of tobacco products from our stores and increased store brand penetration.

•
During the three months ended March 31, 2015, our front store gross profit as a percentage of net revenues increased compared to the same period in the prior year. The increase is primarily related to a change in the mix of products sold, including the removal of tobacco products from our stores, and higher store brand sales.

•
Our pharmacy gross profit rates have been adversely affected by the efforts of managed care organizations, PBMs and governmental and other third-party payors to reduce their prescription drug costs. In the event this trend accelerates, we may not be able to sustain our current rate of revenue growth and gross profit dollars could be adversely impacted. The increased use of generic drugs has positively impacted our gross profit but has resulted in third party payors augmenting their efforts to reduce reimbursement payments to retail pharmacies for prescriptions. This trend, which we expect to continue, reduces the benefit we realize from brand to generic product conversions.

Operating Expenses

Operating expenses in our Retail Pharmacy Segment include store payroll, store employee benefits, occupancy costs, selling expenses, advertising expenses, depreciation and amortization expense and certain administrative expenses.

Operating expenses increased $134 million to $3.6 billion, or 21.0% as a percentage of net revenues, in the three months ended March 31, 2015, as compared to $3.4 billion, or 20.8% as a percentage of net revenues, in the prior year. The increase in operating expense dollars for the three months ended March 31, 2015, was primarily due to incremental store operating costs associated with operating more stores. The increase in operating expenses as a percentage of net revenues for the three months ended March 31, 2015, was driven by the removal of tobacco products from our stores, reimbursement rate pressure and the implementation of Specialty Connect, all of which reduced net revenues in the Retail Pharmacy Segment. Excluding the effects on net revenues of the removal of tobacco products from our stores and the implementation of Specialty Connect, operating expenses as a percentage of net revenues would have improved approximately 50 basis points.

Corporate Segment

Operating Expenses

Operating expenses in our Corporate Segment include expenses from the Company’s executive management, corporate relations, legal, compliance, human resources, corporate information technology and finance related costs. Operating expenses decreased $1 million, or 0.7%, to $189 million in the three months ended March 31, 2015, as compared to the prior year. Operating expenses for the three months ended March 31, 2015 were relatively flat.

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

The change in cash and cash equivalents is as follows:

	Three Months Ended March 31,
in millions	2015	2014
Net cash provided by operating activities	$1,984	$2,172
Net cash used in investing activities	(544)	(2,560)
Net cash used in financing activities	(2,406)	(935)
Effect of exchange rate changes on cash and cash equivalents	3	—
Net decrease in cash and cash equivalents	$(963)	$(1,323)

Net cash provided by operating activities was approximately $2.0 billion in the three months ended March 31, 2015, compared to $2.2 billion in the three months ended March 31, 2014. The $0.2 billion decrease in cash provided by operating activities is primarily due to various changes in working capital.

Net cash used in investing activities was approximately $0.5 billion in the three months ended March 31, 2015, compared to $2.6 billion in the three months ended March 31, 2014. The decrease in cash used in investing activities is primarily due to the $2.1 billion in cash consideration paid for the acquisition of Coram in January 2014.

Net cash used in financing activities was $2.4 billion in the three months ended March 31, 2015, compared to net cash used in financing activities of $0.9 billion in the three months ended March 31, 2014. The $1.5 billion increase in cash used in financing activities was primarily due to $1.2 billion of increased share repurchases, $0.2 billion of repayments of commercial paper and $0.1 billion of increased dividends.

As of March 31, 2015, the Company had the following outstanding share repurchase programs were authorized by the Company’s Board of Directors:

In billions
Authorization Date	Authorized	Remaining
December 15, 2014 (“2014 Repurchase Program”)	$10.0	$10.0
December 17, 2013 (“2013 Repurchase Program”)	$6.0	0.7
		$10.7

The share repurchase programs, each of which was effective immediately, permit the Company to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase transactions, and/or other derivative transactions. The repurchase programs may be modified or terminated by the Board of Directors at any time.

During the three months ended March 31, 2015, the Company repurchased an aggregate of approximately 16.8 million shares of common stock for approximately $2.0 billion pursuant to the 2013 Repurchase Program as discussed below.

Pursuant to the authorization under the 2013 Repurchase Program, effective January 2, 2015, we entered into a $2.0 billion fixed dollar accelerated share repurchase (“ASR”) agreement with JPMorgan Chase Bank (“JPMorgan”). Upon payment of the $2.0 billion purchase price on January 5, 2015, we received a number of shares of our common stock equal to 80% of the $2.0 billion notional amount of the ASR agreement or approximately 16.8 million shares. The initial 16.8 million shares of common stock delivered to the Company by JPMorgan were placed into treasury stock in January 2015. On May 1, 2015, the Company received approximately 3.1 million shares of common stock, representing the remaining 20% of the $2.0 billion notional amount of the ASR agreement, thereby concluding the agreement. This brings the average price per share for the total 19.9 million shares delivered to $100.64 per share. The remaining 3.1 million shares of common stock delivered to the Company by JPMorgan were placed into treasury stock in May 2015.

The ASR agreement was accounted for as an initial treasury stock transaction for approximately $1.6 billion and a forward contract for approximately $0.4 billion. The forward contract was classified as an equity instrument and was recorded within capital surplus on the condensed consolidated balance sheet at March 31, 2015. The forward contract will be reclassified to treasury stock upon the settlement of the agreement in May 2015. The initial repurchase of the shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted net income per share.

We had $500 million of commercial paper outstanding at a weighted average interest rate of 0.51% as of March 31, 2015. In connection with our commercial paper program, we maintain a $1.25 billion, five-year unsecured back-up credit facility, which expires on February 17, 2017, and a $1.0 billion, five-year unsecured back-up credit facility, which expires on May 23, 2018, and a $1.25 billion, five-year unsecured back-up credit facility, which expires on July 24, 2019. The credit facilities allow for borrowings at various rates that are dependent, in part, on the Company’s public debt ratings and require the Company to pay a weighted average quarterly facility fee of approximately 0.03%, regardless of usage. As of March 31, 2015, there were no borrowings outstanding under the back-up credit facilities.

Our back-up credit facilities and unsecured senior notes contain customary restrictive financial and operating covenants. These covenants do not include a requirement for the acceleration of our debt maturities in the event of a downgrade in our credit rating. We do not believe the restrictions contained in these covenants materially affect our financial or operating flexibility.

As of March 31, 2015, our long-term debt was rated “Baa1” by Moody’s with a stable outlook and “BBB+” by Standard & Poor’s with a stable outlook, and our commercial paper program was rated “P-2” by Moody’s and “A-2” by Standard & Poor’s. In assessing our credit strength, we believe that both Moody’s and Standard & Poor’s considered, among other things, our capital structure and financial policies as well as our consolidated balance sheet, our historical acquisition activity and other financial information. Although we currently believe our long-term debt ratings will remain investment grade, we cannot guarantee the future actions of Moody’s and/or Standard & Poor’s. Our debt ratings have a direct impact on our future borrowing costs, access to capital markets and new store operating lease costs.

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

For a full description of our other critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Form 10-K.

Proposed Accounting Standard Update

In May 2013, the FASB issued a revised proposed accounting standard update on lease accounting that will require entities to recognize assets and liabilities arising from lease contracts on the balance sheet. The proposed accounting standard update states that lessees and lessors should apply a “right-of-use model” in accounting for all leases. Under the proposed model, lessees would recognize an asset for the right to use the leased asset, and a liability for the obligation to make rental payments over the lease term. The lease term is defined as the noncancelable term that takes into account renewal options and termination options if it is reasonably certain an entity will exercise or not exercise the option. The accounting by a lessor would reflect its retained exposure to the risks or benefits of the underlying leased asset. A lessor would recognize an asset representing its right to receive lease payments based on the expected term of the lease. The Company cannot presently determine the potential impact the proposed standard would have on its results of operations. While the Company believes that the proposed standard, as currently drafted, will likely have a material impact on its financial position, it will not have a material impact on its liquidity; however, until the proposed standard is finalized, such evaluation cannot be completed.

Cautionary Statement Concerning Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of the federal securities laws. In addition, the Company and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the U.S. Securities and Exchange Commission (“SEC”) and in its reports to stockholders, press releases, webcasts, conference calls, meetings and other communications. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “project,” “anticipate,” “will,” “should” and similar expressions identify statements that constitute forward-looking statements. All statements addressing operating performance of CVS Health Corporation or any subsidiary, events or developments that the Company expects or anticipates will occur in the future, including statements relating to corporate strategy; revenue growth; earnings or earnings per common share growth; adjusted earnings or adjusted earnings per common share growth; free cash flow; debt ratings; inventory levels; inventory turn and loss rates; store development; relocations and new market entries; retail pharmacy business, sales trends and operations; PBM business, sales trends and operations; the Company’s ability to attract or retain customers and clients; Medicare Part D competitive bidding, enrollment and operations; new product development; and the impact of industry developments, as well as statements expressing optimism or pessimism about future operating results or events, are forward-looking statements within the meaning of the federal securities laws.

The forward-looking statements are and will be based upon management’s then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

By their nature, all forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons as described in our SEC filings, including those set forth in the Risk Factors section within the 2014 Form 10-K, and including, but not limited to:

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

•
Regulatory changes, business changes and compliance requirements and restrictions that may be imposed by Centers for Medicare and Medicaid Services (“CMS”), Office of Inspector General or other government agencies relating to the Company’s participation in Medicare, Medicaid and other federal and state government-funded programs, including sanctions and remedial actions that may be imposed by CMS on its Medicare Part D business.

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

•
A highly competitive business environment, including the uncertain impact of increased consolidation in the PBM industry, uncertainty concerning the ability of our retail pharmacy business to secure and maintain contractual relationships with PBMs and other payors on acceptable terms, uncertainty concerning the ability of our PBM business to secure and maintain competitive access, pricing and other contract terms from retail network pharmacies in an environment where some PBM clients are willing to consider adopting narrow or more restricted retail pharmacy networks.

•	The Company’s ability to realize the planned benefits associated with the acquisition of Coram in accordance with the expected timing.

•
The Company’s ability to timely identify or effectively respond to changing consumer preferences and spending patterns, an inability to expand the products being purchased by our customers, or the failure or inability to obtain or offer particular categories of products.

•	Risks relating to our ability to secure timely and sufficient access to the products we sell from our domestic and/or international suppliers.

•
Reform of the U.S. health care system, including ongoing implementation of ACA, continuing legislative efforts, regulatory changes and judicial interpretations impacting our health care system and the possibility of shifting political and legislative priorities related to reform of the health care system in the future.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2015, the Company did not have any interest rate, foreign currency exchange rate or commodity derivative instruments in place and believes that as of March 31, 2015 its exposure to interest rate risk (inherent in the Company’s debt portfolio), foreign currency exchange rate risk and commodity price risk is not material.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of March 31, 2015, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to provide reasonable assurance that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: During the three months ended March 31, 2015, we implemented a new perpetual inventory system to account for front store inventories in our Retail Pharmacy Segment and changed our methods of accounting for front store inventories in the Retail Pharmacy Segment from the retail inventory method in retail stores and from the FIFO cost method in distribution centers to the weighted average cost method. Other than the foregoing, there have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II
Item 1. Legal Proceedings

We refer you to Note 8 - "Commitments and Contingencies - Legal Matters" contained in the "Notes to the Condensed Consolidated Financial Statements" of our Quarterly Report on Form 10-Q for the three months ended March 31, 2015 for a description of our legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table presents the total number of shares purchased in the three months ended March 31, 2015, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to the 2014 and 2013 Repurchase Programs. See Note 3 to the condensed consolidated financial statements.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2015 through January 31, 2015	16,795,255	$94.49	16,795,255	$10,684,839,660
February 1, 2015 through February 28, 2015	—	$—	—	$10,684,839,660
March 1, 2015 through March 31, 2015	—	$—	—	$10,684,839,660
Totals	16,795,255		16,795,255

Item 6.    Exhibits

Exhibits:

Exhibits marked with an asterisk (*) are hereby incorporated by reference to exhibits or appendices previously filed by the Registrant as indicated in brackets following the description of the exhibit.

3.1*
Amended and Restated Certificate of Incorporation of the Registrant [incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (Commission File No. 001-01011)].

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

3.1F*
Certificate of Amendment to the Amended and Restated Certificate of Incorporation [incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 13, 2013 (Commission File No. 001-01011)].

3.1G*
Certificate of Amendment to the Amended and Restated Certificate of Incorporation [incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated September 3, 2014 (Commission File No. 001-01011)].

3.2*	By-laws of Registrant, as amended and restated [incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated September 3, 2014 (Commission File No. 001-01011)].

10.1	Change in Control Agreement dated October 1, 2012 between the Registrant and the Registrant’s Executive Vice President, Chief Health Strategy Officer and General Counsel.

10.2	Restrictive Covenant Agreement dated June 1, 2014 between the Registrant and the Registrant’s Executive Vice President, Chief Health Strategy Officer and General Counsel.

15.1	Letter re: Unaudited Interim Financial Information.

18	Letter re: Changes in Accounting Principle.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the CVS Health Corporation Quarterly Report on Form 10-Q for the three months ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related Footnotes to the Condensed Consolidated Financial Statements.

Signatures:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CVS Health Corporation
(Registrant)

/s/ David M. Denton

David M. Denton
Executive Vice President and
Chief Financial Officer
May 1, 2015