Form 10-Q
period 2015-06-30
CVS HEALTH Corp
filed 2015-08-04
CIK 64803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015

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

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Common Stock, $0.01 par value, issued and outstanding at July 29, 2015:

1,114,486,195 shares

Part I	Item 1

CVS Health Corporation
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2015	2014	2015	2014

Net revenues	$37,169	$34,602	$73,501	$67,291
Cost of revenues	30,767	28,278	60,935	55,025
Gross profit	6,402	6,324	12,566	12,266
Operating expenses	4,140	4,116	8,172	8,034
Operating profit	2,262	2,208	4,394	4,232
Interest expense, net	166	158	300	316
Income before income tax provision	2,096	2,050	4,094	3,916
Income tax provision	824	804	1,601	1,541
Net income	$1,272	$1,246	$2,493	$2,375

Net income per share:
Basic	$1.13	$1.07	$2.20	$2.03
Diluted	$1.12	$1.06	$2.19	$2.01
Weighted average shares outstanding:
Basic	1,124	1,165	1,126	1,172
Diluted	1,132	1,174	1,134	1,182
Dividends declared per share	$0.350	$0.275	$0.700	$0.550

See accompanying notes to condensed consolidated financial statements.

CVS Health Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2015	2014	2015	2014

Net income	$1,272	$1,246	$2,493	$2,375
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	9	6	(39)	15
Cash flow hedges, net of tax	—	1	1	2
Total other comprehensive income (loss)	9	7	(38)	17
Comprehensive income	$1,281	$1,253	$2,455	$2,392

See accompanying notes to condensed consolidated financial statements.

CVS Health Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

In millions, except per share amounts	June 30, 2015	December 31, 2014

Assets:
Cash and cash equivalents	$1,244	$2,481
Short-term investments	160	34
Accounts receivable, net	10,892	9,687
Inventories	12,384	11,930
Deferred income taxes	989	985
Other current assets	732	866
Total current assets	26,401	25,983
Property and equipment, net	9,019	8,843
Goodwill	28,122	28,142
Intangible assets, net	9,683	9,774
Other assets	1,443	1,445
Total assets	$74,668	$74,187

Liabilities:
Accounts payable	$6,370	$6,547
Claims and discounts payable	6,961	5,404
Accrued expenses	5,543	5,816
Short-term debt	1,488	685
Current portion of long-term debt	24	575
Total current liabilities	20,386	19,027
Long-term debt	11,633	11,630
Deferred income taxes	4,026	4,036
Other long-term liabilities	1,490	1,531
Commitments and contingencies (Note 12)	—	—

Shareholders’ equity:
CVS Health shareholders’ equity:
Preferred stock, par value $0.01: 0.1 share authorized; none issued or outstanding	—	—
Common stock, par value $0.01: 3,200 shares authorized; 1,697 shares issued and 1,118 shares outstanding at June 30, 2015 and 1,691 shares issued and 1,140 shares
outstanding at December 31, 2014	17	17
Treasury stock, at cost: 578 shares at June 30, 2015 and 550 shares at December 31,
2014	(26,988)	(24,078)
Shares held in trust: 1 share at June 30, 2015 and December 31, 2014	(31)	(31)
Capital surplus	30,840	30,418
Retained earnings	33,544	31,849
Accumulated other comprehensive income (loss)	(255)	(217)
Total CVS Health shareholders’ equity	37,127	37,958
Noncontrolling interest	6	5
Total shareholders’ equity	37,133	37,963
Total liabilities and shareholders’ equity	$74,668	$74,187

See accompanying notes to condensed consolidated financial statements.

CVS Health Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
In millions	2015	2014
Cash flows from operating activities:
Cash receipts from customers	$71,014	$62,932
Cash paid for inventory and prescriptions dispensed by retail network pharmacies	(58,129)	(50,268)
Cash paid to other suppliers and employees	(7,935)	(7,787)
Interest received	9	6
Interest paid	(311)	(331)
Income taxes paid	(1,627)	(1,483)
Net cash provided by operating activities	3,021	3,069

Cash flows from investing activities:
Purchases of property and equipment	(942)	(891)
Proceeds from sale-leaseback transactions	34	5
Proceeds from sale of property and equipment and other assets	14	7
Acquisitions (net of cash acquired) and other investments	(112)	(2,248)
Purchase of available-for-sale investments	(124)	(161)
Sales/maturities of available-for-sale investments	40	103
Net cash used in investing activities	(1,090)	(3,185)

Cash flows from financing activities:
Increase in short-term debt	803	—
Repayments of long-term debt	(550)	(41)
Dividends paid	(794)	(647)
Proceeds from exercise of stock options	211	266
Excess tax benefits from stock-based compensation	97	65
Repurchase of common stock	(2,934)	(2,001)
Net cash used in financing activities	(3,167)	(2,358)
Effect of exchange rate changes on cash and cash equivalents	(1)	(3)
Net decrease in cash and cash equivalents	(1,237)	(2,477)
Cash and cash equivalents at beginning of period	2,481	4,089
Cash and cash equivalents at end of period	$1,244	$1,612

Reconciliation of net income to net cash provided by operating activities:
Net income	$2,493	$2,375
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	978	965
Stock-based compensation	88	77
Deferred income taxes and other noncash items	6	44
Change in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(1,211)	(584)
Inventories	(465)	(235)
Other current assets	131	(74)
Other assets	(48)	(23)
Accounts payable and claims and discounts payable	1,383	521
Accrued expenses	(241)	33
Other long-term liabilities	(93)	(30)
Net cash provided by operating activities	$3,021	$3,069

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. All material intercompany balances and transactions have been eliminated.

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

As of June 30, 2015, the carrying value of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximated their fair value due to the nature of these financial instruments. The Company invests in money market funds, commercial paper and time deposits that are classified as cash and cash equivalents within the accompanying condensed consolidated balance sheets, as these funds are highly liquid and readily convertible to known amounts of cash. These investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company’s short-term investments of $160 million at June 30, 2015, consist of certificates of deposit with initial maturities of greater than three months when purchased that mature within one year from the balance sheet date. These investments, which are classified within Level 1 of the fair value hierarchy, are carried at fair value, which approximated historical cost at June 30, 2015. The carrying amount and estimated fair value of the Company’s total long-term debt was $11.7 billion and $12.3 billion, respectively, as of June 30, 2015. The fair value of the Company’s long-term debt was estimated based on quoted prices currently offered in active markets for the Company’s debt, which is considered Level 1 of the fair value hierarchy.

Related Party Transactions

The Company has an equity method investment in SureScripts, LLC (“SureScripts”), which operates a clinical health information network. The Pharmacy Services and Retail Pharmacy segments utilize this clinical health information network in providing services to client plan members and retail customers. The Company recorded $3 million of income for the three months ended June 30, 2015 representing the net of rebates earned and expenses for services provided. The Company expensed fees of approximately $11 million in the three months ended June 30, 2014, and $7 million and $27 million in the six months ended June 30, 2015 and 2014, respectively, for the use of this network.

The Company’s investment in and equity in earnings in SureScripts for all periods presented is immaterial.

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (Topic 835-30). ASU No. 2015-03 requires the presentation of debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of such costs is reported as interest expense, which is consistent with the Company’s current policy. This change conforms the presentation with that of debt discounts. The ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015; early adoption is permitted. The guidance is required to be applied retrospectively to all prior periods. The Company has early adopted this standard as of June 30, 2015. The effect of the adoption of ASU 2015-03 on the Company’s condensed consolidated balance sheets is a reduction of noncurrent assets and long-term debt of $60 million and $65 million as of June 30, 2015 and December 31, 2014, respectively. The following is a reconciliation of the effect of this reclassification on the Company’s condensed consolidated balance sheet as of December 31, 2014:

In millions	As Previously Reported	Adjustments	As Revised
Other assets	$1,510	$(65)	$1,445
Total assets	74,252	(65)	74,187
Long-term debt	11,695	(65)	11,630
Total liabilities and shareholders’ equity	74,252	(65)	74,187

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

Had the Company not made these changes in accounting principle, for the three and six months ended June 30, 2015, net income would have been $12 million and $8 million lower, respectively. Basic net income per share would have been $0.01 per share lower for the three months ended June 30, 2015 and the same as reported for the six months ended June 30, 2015. Diluted net income per share would have been $0.01 per share lower for both the three and six months ended June 30, 2015.

Note 3 – Proposed Acquisitions

On May 20, 2015, CVS Pharmacy, Inc. (“CVS Pharmacy”), a wholly owned subsidiary of CVS Health, entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire Omnicare, Inc. (“Omnicare”), a provider of pharmaceuticals and related pharmacy services to long-term care facilities and provider of specialty pharmacy and commercialization services for the bio-pharmaceutical industry (the “Omnicare Acquisition”). Upon the effective date of the Omnicare Acquisition, each share of common stock, par value $1.00 per share, of Omnicare will be converted into the right to receive $98.00 in cash, or approximately $10.6 billion in the aggregate. In addition, CVS Pharmacy will assume approximately $2.3 billion in debt of Omnicare. The Omnicare Acquisition is expected to close in 2015, subject to (i) approval by the stockholders of Omnicare, (ii) the receipt of applicable regulatory approvals and (iii) certain other customary closing conditions.

On June 12, 2015, CVS Pharmacy entered into an Asset Purchase Agreement with Target Corporation (“Target”) pursuant to which Target agreed to sell its pharmacy and clinic businesses to CVS Pharmacy (the “Target Pharmacy Acquisition”). The purchase price is $1.887 billion, payable in cash at closing and is subject to certain adjustments. The timing of the closing is uncertain, and is subject to receipt of regulatory approval and other customary conditions.

Note 4 – Borrowings

On May 20, 2015, in connection with the proposed acquisition of Omnicare, the Company entered into a $13 billion unsecured bridge loan facility. The Company paid approximately $52 million in fees upon entering into the agreement. The fees were capitalized in other current assets and amortized as interest expense over the period the bridge facility was outstanding. The bridge loan facility expired on July 20, 2015 upon the Company’s issuance of unsecured senior notes totaling a net $14.8 billion in proceeds as discussed below. The Company recorded $36 million of amortization of the bridge loan facility fees during the three and six months ended June 30, 2015.

On July 20, 2015, the Company issued an aggregate of $2.25 billion of 1.9% unsecured senior notes due 2018 (“2018 Notes”), an aggregate of $2.75 billion of 2.8% unsecured senior notes due 2020 (“2020 Notes”), an aggregate of $1.50 billion of 3.5% unsecured senior notes due 2022 (“2022 Notes”), an aggregate of $3.00 billion of 3.875% unsecured senior notes due 2025 (“2025 Notes”), an aggregate of $2.00 billion of 4.875% unsecured senior notes due 2035 (“2035 Notes”), and an aggregate of

$3.50 billion of 5.125% unsecured senior notes due 2045 (“2045 Notes” and, together with the 2018 Notes, 2020 Notes, 2022 Notes, 2025 Notes and 2035 Notes, the “Notes”) for total proceeds of approximately $14.8 billion, net of discounts and underwriting fees. The Notes pay interest semi-annually and contain redemption terms which allow or require the Company to redeem the Notes at a defined redemption price plus accrued and unpaid interest at the redemption date. The 2018 Notes, 2020 Notes, 2022 Notes, 2035 Notes and 2045 Notes contain a special mandatory redemption clause which will require the Company to redeem such notes at a price equal to 101% of their principal amount plus accrued interest in the event the Omnicare Acquisition is not completed on or prior to May 20, 2016, which date will be extended automatically to August 20, 2016 if regulatory approval is the only closing condition under the Merger Agreement on May 20, 2016 that has not been fulfilled and all other closing conditions either have been fulfilled or are then capable of being fulfilled, or in the event that, on or prior to such date, the Merger Agreement is terminated other than as a result of consummating the Omnicare Acquisition. The 2025 Notes are not subject to the special mandatory redemption, and a termination of the Target Pharmacy Acquisition will not trigger the special mandatory redemption. The net proceeds of the Notes are to be used to fund the Omnicare Acquisition and the Target Pharmacy Acquisition. Any remaining proceeds will be used for general corporate purposes.

Note 5 – Leasing

The Company leases most of its retail and mail order locations, ten of its distribution centers and certain corporate offices under noncancelable operating leases, typically with initial terms of 15 to 25 years and with options that permit renewals for additional periods. The Company also leases certain equipment and other assets under noncancelable operating leases, typically with initial terms of three to 10 years. Minimum rent is expensed on a straight-line basis over the term of the lease. In addition to minimum rental payments, certain leases require additional payments based on sales volume, as well as reimbursement for real estate taxes, common area maintenance and insurance, which are expensed as incurred.

The following table is a summary of the Company’s net rental expense for operating leases:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2015	2014	2015	2014
Minimum rentals	$571	$565	$1,145	$1,122
Contingent rentals	8	8	16	17
	579	573	1,161	1,139
Less: sublease income	(5)	(5)	(11)	(10)
	$574	$568	$1,150	$1,129

The Company finances a portion of its store development program through sale-leaseback transactions. The properties are generally sold at net book value, which approximates fair value, and the resulting leases typically qualify and are accounted for as operating leases. The Company does not have any retained or contingent interests in the stores and does not provide any guarantees, other than a guarantee of lease payments, in connection with the sale-leaseback transactions. Proceeds from sale-leaseback transactions totaled $34 million and $5 million for the six months ended June 30, 2015 and 2014, respectively.

Note 6 – Share Repurchase Programs

During the six months ended June 30, 2015, the Company had the following outstanding share repurchase programs that were authorized by the Company’s Board of Directors:

In billions
Authorization Date	Authorized	Remaining
December 15, 2014 (“2014 Repurchase Program”)	$10.0	$9.8
December 17, 2013 (“2013 Repurchase Program”)	$6.0	—
		$9.8

The share repurchase programs, each of which was effective immediately, permit the Company to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase transactions, and/or other derivative transactions. The repurchase programs may be modified or terminated by the Board of Directors at any time.

During the three months ended June 30, 2015, the Company repurchased an aggregate of approximately 12.1 million shares of common stock for approximately $0.9 billion pursuant to the 2014 and 2013 Repurchase Programs. During the six months ended June 30, 2015, the Company repurchased an aggregate of approximately 28.9 million shares of common stock for approximately $2.9 billion pursuant to the 2014 and 2013 Repurchase Programs. This activity includes the accelerated share repurchase agreement (“ASR”) described below.

Pursuant to the authorization under the 2013 Repurchase Program, effective January 2, 2015, the Company entered into a $2.0 billion fixed dollar ASR with JPMorgan Chase Bank (“JPMorgan”). Upon payment of the $2.0 billion purchase price on January 5, 2015, the Company received a number of shares of its common stock equal to 80% of the $2.0 billion notional amount of the ASR or approximately 16.8 million shares, which were placed into treasury stock in January 2015. On May 1, 2015, the Company received approximately 3.1 million shares of common stock, representing the remaining 20% of the $2.0 billion notional amount of the ASR, thereby concluding the ASR. The remaining 3.1 million shares of common stock delivered to the Company by JPMorgan were placed into treasury stock in May 2015.

The ASR was accounted for as an initial treasury stock transaction for $1.6 billion and a forward contract for $0.4 billion. The forward contract was classified as an equity instrument and was recorded within capital surplus on the condensed consolidated balance sheet. The forward contract was reclassified to treasury stock upon the settlement of the ASR in May 2015. The initial and final receipt of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted net income per share.

Note 7 – Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of foreign currency translation adjustments, unrealized losses on cash flow hedges executed in previous years associated with the issuance of long-term debt, and changes in the net actuarial gains and losses associated with pension and other postretirement benefit plans. The following table summarizes the activity within the components of accumulated other comprehensive income.

Changes in accumulated other comprehensive income (loss) by component are shown on the next page:

	Three Months Ended June 30, 2015(1)
In millions	Foreign Currency	Losses on Cash Flow Hedges	Pension and Other Postretirement Benefits	Total
Balance, March 31, 2015	$(113)	$(8)	$(143)	$(264)
Other comprehensive income (loss) before reclassifications	9	—	—	9
Amounts reclassified from accumulated other comprehensive income (2)	—	—	—	—
Net other comprehensive income (loss)	9	—	—	9
Balance, June 30, 2015	$(104)	$(8)	$(143)	$(255)

	Three Months Ended June 30, 2014(1)
	Foreign Currency	Losses on Cash Flow Hedges	Pension and Other Postretirement Benefits	Total
Balance, March 31, 2014	$(21)	$(12)	$(106)	$(139)
Other comprehensive income (loss) before reclassifications	6	—	—	6
Amounts reclassified from accumulated other comprehensive income (2)	—	1	—	1
Net other comprehensive income (loss)	6	1	—	7
Balance, June 30, 2014	$(15)	$(11)	$(106)	$(132)

	Six Months Ended June 30, 2015(1)
	Foreign Currency	Losses on Cash Flow Hedges	Pension and Other Postretirement Benefits	Total
Balance, December 31, 2014	$(65)	$(9)	$(143)	$(217)
Other comprehensive income (loss) before reclassifications	(39)	—	—	(39)
Amounts reclassified from accumulated other comprehensive income (2)	—	1	—	1
Net other comprehensive income (loss)	(39)	1	—	(38)
Balance, June 30, 2015	$(104)	$(8)	$(143)	$(255)

	Six Months Ended June 30, 2014(1)
	Foreign Currency	Losses on Cash Flow Hedges	Pension and Other Postretirement Benefits	Total
Balance, December 31, 2013	$(30)	$(13)	$(106)	$(149)
Other comprehensive income (loss) before reclassifications	15	—	—	15
Amounts reclassified from accumulated other comprehensive income (2)	—	2	—	2
Net other comprehensive income (loss)	15	2	—	17
Balance, June 30, 2014	$(15)	$(11)	$(106)	$(132)

(1)	All amounts are net of tax.

(2)
The amounts reclassified from accumulated other comprehensive income for losses on cash flow hedges are recorded within interest expense, net on the condensed consolidated statement of income. The amounts reclassified from accumulated other comprehensive income for pension and other postretirement benefits are included in operating expenses on the condensed consolidated statement of income.

Note 8 – Stock-Based Compensation

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2015	2014	2015	2014
Stock-based compensation:
Stock options	$19	$24	$45	$50
Restricted stock units	25	18	43	27
Total stock-based compensation	$44	$42	$88	$77

During the three months ended June 30, 2015, the Company granted 4 million stock options with a weighted average fair value of $13.88 and a weighted average fair value exercise price of $102.26. The Company had 26 million stock options outstanding as of June 30, 2015 with a weighted average exercise price of $56.31 and a weighted average contractual term of 4.25 years. During the three months ended June 30, 2015, the Company granted 2 million restricted stock units with a weighted average fair value of $102.26. The Company had 5 million restricted stock units unvested as of June 30, 2015 with a weighted average fair value of $58.81.

Note 9 – Interest Expense

The following are the components of net interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2015	2014	2015	2014
Interest expense	$171	$161	$309	$322
Interest income	(5)	(3)	(9)	(6)
Interest expense, net	$166	$158	$300	$316

Note 10 – Earnings Per Share

Earnings per share is computed using the two-class method. Options to purchase 3.6 million and 1.8 million shares of common stock were outstanding, but were not included in the calculation of diluted earnings per share for the three and six months ended June 30, 2015, respectively, because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. For the same reason, options to purchase approximately 4.1 million and shares 2.2 million of common stock were outstanding, but were not included in the calculation of diluted earnings per share for the three and six months ended June 30, 2014, respectively.

The following is a reconciliation of basic and diluted net income per share for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2015	2014	2015	2014
Numerator for earnings per share calculations:
Net income(1)	$1,265	$1,246	$2,481	$2,375

Denominators for earnings per share calculations:
Weighted average shares, basic	1,124	1,165	1,126	1,172
Effect of dilutive securities	8	9	8	10
Weighted average shares, diluted	1,132	1,174	1,134	1,182

Net income per share:
Basic	$1.13	$1.07	$2.20	$2.03
Diluted	$1.12	$1.06	$2.19	$2.01

(1)	Comprised of net income less amounts allocable to participating securities of $7 million and $12 million for the three and six months ended June 30, 2015, respectively.

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

The Pharmacy Services Segment provides a full range of pharmacy benefit management (“PBM”) services including plan design and administration, formulary management, Medicare Part D services, mail order, specialty pharmacy and infusion services, retail pharmacy network management services, prescription management systems, clinical services, disease management services and medical spend management. The Company’s clients are primarily employers, insurance companies, unions, government employee groups, health plans, Managed Medicaid plans and other sponsors of health benefit plans, and individuals throughout the United States. A portion of covered lives primarily within the Managed Medicaid, health plan and employer markets have access to our services through public and private exchanges. Through the Company’s SilverScript Insurance Company subsidiary, the Company is a national provider of drug benefits to eligible beneficiaries under the federal government’s Medicare Part D program. The Pharmacy Services Segment operates under the CVS/caremarkTM Pharmacy Services, Caremark®, CVS CaremarkTM, CVS/caremarkTM, CarePlus CVS/pharmacy®, CVS/specialtyTM, RxAmerica®, Accordant®, SilverScript®, Novologix®, Coram® and Navarro® Health Services names. As of June 30, 2015, the Pharmacy Services Segment operated 24 retail specialty pharmacy stores, 11 specialty mail order pharmacies, four mail service dispensing pharmacies, and 85 branches for infusion and enteral services, including approximately 72 ambulatory infusion suites and six centers of excellence, located in 40 states, Puerto Rico and the District of Columbia.

The Retail Pharmacy Segment sells prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, personal care products, convenience foods, photo finishing, seasonal merchandise and greeting cards through the Company’s CVS/pharmacy®, CVS®, Longs Drugs®, Navarro Discount Pharmacy® and Drogaria Onofre® retail stores and online through CVS.com®, Navarro.comTM and Onofre.com.brTM. As of June 30, 2015, the Retail Pharmacy Segment included 7,870 retail drugstores (of which 7,812 operated a pharmacy), 18 onsite pharmacies, 997 retail medical clinics, and the online retail websites, CVS.com, Navarro.com and Onofre.com.br. The retail drugstores are located in 44 states, the District of Columbia, Puerto Rico and Brazil. The retail health care clinics operate under the MinuteClinic® name, and 989 are located within CVS/pharmacy stores. MinuteClinics utilize nationally-recognized medical protocols to diagnose and treat minor health conditions, perform health screenings, monitor chronic conditions and deliver vaccinations. The clinics are staffed by board-certified nurse practitioners and physician assistants who provide access to affordable care without appointment.

The Corporate Segment provides management and administrative services to support the Company. The Corporate Segment consists of certain aspects of executive management, corporate relations, legal, compliance, human resources, corporate information technology and finance departments.

In millions	Pharmacy Services Segment(1)	Retail Pharmacy Segment	Corporate Segment	Intersegment Eliminations(2)	Consolidated Totals
Three Months Ended
June 30, 2015:
Net revenues	$24,442	$17,242	$—	$(4,515)	$37,169
Gross profit	1,241	5,322	—	(161)	6,402
Operating profit (loss)(3)	940	1,681	(215)	(144)	2,262
June 30, 2014:
Net revenues	21,836	16,871	—	(4,105)	34,602
Gross profit	1,195	5,299	—	(170)	6,324
Operating profit (loss)	878	1,705	(205)	(170)	2,208
Six Months Ended
June 30, 2015
Net revenues	48,321	34,193	—	(9,013)	73,501
Gross profit	2,267	10,617	—	(318)	12,566
Operating profit (loss)(3)	1,675	3,408	(404)	(285)	4,394
June 30, 2014
Net revenues	42,031	33,351	—	(8,091)	67,291
Gross profit	2,129	10,483	—	(346)	12,266
Operating profit (loss)	1,518	3,455	(395)	(346)	4,232

(1)          Net revenues of the Pharmacy Services Segment include approximately $2.2 billion and $2.0 billion of retail co-payments for the three months ended June 30, 2015 and 2014, respectively, as well as $4.7 billion and $4.2 billion of retail co-payments for the six months ended June 30, 2015 and 2014, respectively.
(2)        Intersegment eliminations relate to two types of transactions: (i) Intersegment revenues that occur when Pharmacy Services Segment customers use Retail Pharmacy Segment stores to purchase covered products. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue on a stand-alone basis, and (ii) Intersegment revenues, gross profit and operating profit that occur when Pharmacy Services Segment customers, through the Company’s intersegment activities (such as the Maintenance Choice® program), elect to pick-up their maintenance prescriptions at Retail Pharmacy Segment stores instead of receiving them through the mail. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue, gross profit and operating profit on a standalone basis. The following amounts are eliminated in consolidation in connection with the intersegment activity described in item (ii) above: net revenues of $1.2 billion for both the three months ended June 30, 2015 and 2014, and $2.4 billion and $2.3 billion for the six months ended June 30, 2015 and 2014, respectively; gross profit of $161 million and $170 million for the three months ended June 30, 2015 and 2014, respectively, and $318 million and $346 million for the six months ended June 30, 2015 and 2014, respectively; and operating profit of $144 million and $170 million for the three months ended June 30, 2015 and 2014, respectively, and $285 million and $346 million for the six months ended June 30, 2015 and 2014, respectively.

(3)	The Corporate Segment operating loss includes $21 million of acquisition-related transaction costs for the three and six months ended June 30, 2015.

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

As of June 30, 2015, the Company guaranteed approximately 72 such store leases (excluding the lease guarantees related to Linens ‘n Things, which have been recorded as a liability on the condensed consolidated balance sheet), with the maximum remaining lease term extending through 2026. Management believes the ultimate disposition of any of the remaining guarantees will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or future cash flows.

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

•
In July 2015, the U.S. District Court in the District of Massachusetts dismissed all claims alleged in a qui tam lawsuit that had been brought against the Company by a pharmacy auditor and a CVS pharmacist. The lawsuit, which was initially filed under seal in 2011, alleged that the Company violated the federal False Claims Act, as well as the false claims acts of several states, by overcharging state and federal governments in connection with prescription drugs available through the Company’s Health Savings Pass program, a membership-based program that allows enrolled customers special pricing for typical 90-day supplies of various generic prescription drugs. The federal government, had declined to intervene in the case. Separately, the Attorney General of the State of Texas has issued civil investigative demands and other requests in February 2012, May 2014, and May 2015, and has continued its investigation concerning the Health Savings Pass program and other pricing practices with respect to claims for reimbursement from the Texas Medicaid program.

•
In January 2014, the U.S. District Court in the Southern District of New York unsealed a qui tam action in which the Company is a defendant. The suit originally was filed under seal in 2011 by relator David Kester, a former employee of Novartis Pharmaceuticals Corp. (“Novartis”). The suit alleges that Novartis, the Company, and other specialty pharmacies violated the federal False Claims Act, as well as the false claims acts of several states, by using pharmacists, nurses and other staff to recommend and increase the sales and market share for certain Novartis specialty drugs in exchange for patient referrals, rebates and discounts provided by Novartis. The federal government has intervened in the case as to some allegations against Novartis but has declined to intervene as to any of the allegations against the Company. Kester continued the litigation against the Company, but on June 16, 2015, filed a notice of settlement with the Court. The parties await government approval before the case is dismissed.

•
In March 2014, the Company received a subpoena from the United States Attorney’s Office for the District of Rhode Island, requesting documents and information concerning bona fide service fees and rebates received from pharmaceutical manufacturers in connection with certain drugs utilized under Part D of the Medicare Program, as well as the reporting of those fees and rebates to Part D plan sponsors. The Company has been cooperating with the government and providing documents and information in response to the subpoena.

•
In May 2015, the Company entered into a settlement agreement with the U.S. Attorney’s Office for the Middle District of Florida, resolving alleged violations of the Controlled Substances Act (“CSA”). The Company paid a fine of $22 million in connection with the settlement. The Company is also undergoing several audits by the Drug Enforcement Agency (“DEA”) Administrator and is in discussions with the DEA and the U.S. Attorney’s Office in several locations concerning allegations that the Company has violated certain requirements of the CSA. Whether agreements can be reached and on what terms is uncertain.

•
In May 2015, the Company received a subpoena from the OIG requesting information and documents concerning the Company’s automatic refill programs, adherence outreach programs, and pharmacy customer incentives, particularly in connection with claims for reimbursement made to the Minnesota Medicaid program. The Company has been cooperating with the investigation and providing information in response to the subpoena.

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

We have reviewed the condensed consolidated balance sheet of CVS Health Corporation (the Company) as of June 30, 2015, and the related condensed consolidated statements of income, comprehensive income for the three-month and six-month periods ended June 30, 2015 and 2014, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2015 and 2014. These financial statements are the responsibility of the Company’s management.

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

August 4, 2015
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

Our specialty pharmacies support individuals that require complex and expensive drug therapies. Our specialty pharmacy business includes mail order and retail specialty pharmacies that operate under the CVS CaremarkTM, CarePlus CVS/pharmacy® and Navarro Health Services® names. The Pharmacy Services Segment also provides health management programs, which include integrated disease management programs for 17 conditions, through our Accordant® rare disease management offering. In addition, through our SilverScript Insurance Company subsidiary, we are a national provider of drug benefits to eligible beneficiaries under the federal government’s Medicare Part D program. The Pharmacy Services Segment operates under the CVS/caremarkTM Pharmacy Services, Caremark®, CVS CaremarkTM, CVS/caremarkTM, CarePlus CVS/pharmacy®, RxAmerica®, Accordant®, SilverScript®, Coram®, CVS/specialtyTM, NovoLogix® and Navarro® Health Services names. As of June 30, 2015, the Pharmacy Services Segment operated 24 retail specialty pharmacy stores, 11 specialty mail order pharmacies, four mail service dispensing pharmacies, and 85 branches for infusion and enteral services, including approximately 72 ambulatory infusion suites and six centers of excellence, located in 40 states, Puerto Rico and the District of Columbia.

Retail Pharmacy Segment

Our Retail Pharmacy Segment sells prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, personal care products, convenience foods, photo finishing, seasonal merchandise and greeting cards through our CVS/pharmacy®, CVS®, Longs Drugs®, Navarro Discount Pharmacy® and Drogaria

OnofreTM retail stores and online through CVS.com®, Navarro.comTM and Onofre.com.brTM. Our Retail Pharmacy Segment derives the majority of its revenues through the sale of prescription drugs, which are dispensed by our 23,000 retail pharmacists. Our Retail Pharmacy Segment also provides health care services through our CVS/minuteclinic offering. MinuteClinics are staffed by nurse practitioners and physician assistants who utilize nationally recognized protocols to diagnose and treat minor health conditions, perform health screenings, monitor chronic conditions, and deliver vaccinations. As of June 30, 2015, our Retail Pharmacy Segment included 7,870 retail drugstores (of which 7,812 operated a pharmacy) located in 44 states, the District of Columbia, Puerto Rico and Brazil operating primarily under the CVS/pharmacy®, CVS®, Longs Drugs®, Navarro Discount Pharmacy® or Drogaria OnofreTM names, 18 onsite pharmacies, 997 retail health care clinics operating under the MinuteClinic® name (of which 989 were located in CVS/pharmacy stores), and our online retail websites, CVS.com, Navarro.com and Onofre.com.br.

Corporate Segment

The Corporate Segment provides management and administrative services to support the Company. The Corporate Segment consists of certain aspects of our executive management, corporate relations, legal, compliance, human resources, corporate information technology and finance departments.

Proposed Acquisitions

On May 20, 2015, CVS Pharmacy, Inc. (“CVS Pharmacy”), a wholly owned subsidiary of CVS Health, entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire Omnicare, Inc. (“Omnicare”), a provider of pharmaceuticals and related pharmacy services to long-term care facilities and provider of specialty pharmacy and commercialization services for the bio-pharmaceutical industry (the “Omnicare Acquisition”). Upon the effective date of the Omnicare Acquisition, each share of common stock, par value $1.00 per share, of Omnicare will be converted into the right to receive $98.00 in cash, or approximately $10.6 billion in the aggregate. In addition, CVS Pharmacy will assume approximately $2.3 billion in debt of Omnicare. The Omnicare Acquisition is expected to close in 2015, subject to (i) approval by the stockholders of Omnicare, (ii) the receipt of applicable regulatory approvals and (iii) certain other customary closing conditions.

On June 12, 2015, CVS Pharmacy entered into an Asset Purchase Agreement with Target Corporation (“Target”) pursuant to which Target agreed to sell its pharmacy and clinic businesses to CVS Pharmacy (the “Target Pharmacy Acquisition”). The purchase price is $1.887 billion, payable in cash at closing and is subject to certain adjustments. The timing of the closing is uncertain, and is subject to receipt of regulatory approval and other customary conditions.

We plan to use the net proceeds from the recent debt offering to fund the Omnicare Acquisition and the Target Pharmacy Acquisition. Any remaining proceeds from the offering will be used for general corporate purposes.

Results of Operations

The following discussion explains the material changes in our results of operations for the three months and six months ended June 30, 2015 and 2014, and the significant developments affecting our financial condition since December 31, 2014. We strongly recommend that you read our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”) along with this report.

Summary of the Condensed Consolidated Financial Results:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2015	2014	2015	2014

Net revenues	$37,169	$34,602	$73,501	$67,291
Cost of revenues	30,767	28,278	60,935	55,025
Gross profit	6,402	6,324	12,566	12,266
Operating expenses	4,140	4,116	8,172	8,034
Operating profit	2,262	2,208	4,394	4,232
Interest expense, net	166	158	300	316
Income before income tax provision	2,096	2,050	4,094	3,916
Income tax provision	824	804	1,601	1,541
Net income	$1,272	$1,246	$2,493	$2,375

Net Revenues

Net revenues increased approximately $2.6 billion, or 7.4%, and $6.2 billion, or 9.2%, in the three and six months ended June 30, 2015, respectively, as compared to the prior year. The increase in the Pharmacy Services Segment was primarily driven by growth in specialty pharmacy and increased volume in pharmacy network claims. The increase in the Retail Pharmacy Segment was primarily due to an increase in pharmacy same store sales and revenue from new stores. Net revenues in both periods were negatively impacted by increased generic dispensing rates for both the Pharmacy Services and Retail Pharmacy segments. However, the year-over-year increase in generic dispensing rates was not as significant in the three and six months ended June 30, 2015 compared to the prior year. Generic prescription drugs typically have a lower selling price than brand name prescription drugs.

Please see the section entitled “Segment Analysis” below for additional information regarding net revenues.

Gross Profit

Gross profit dollars increased $78 million, or 1.2%, and $300 million, or 2.4%, in the three and six months ended June 30, 2015, respectively, as compared to the prior year. Gross profit as a percentage of net revenues decreased approximately 100 basis points to 17.2% in the three months ended June 30, 2015, as compared to the prior year. Gross profit as a percentage of net revenues decreased approximately 110 basis points to 17.1% in the six months ended June 30, 2015, as compared to the prior year. The decrease in gross profit as a percentage of net revenues was driven by a change in the mix of business with the Pharmacy Services Segment growing faster than the Retail Pharmacy Segment, as well as moderate declines in gross margin in both segments. Gross profit dollars for the three and six months ended June 30, 2015 were positively impacted by an increase in generic dispensing rates compared to the prior year.

Please see the section entitled “Segment Analysis” below for additional information regarding gross profit.

Operating Expenses

Operating expenses increased $24 million, or 0.6%, and $138 million, or 1.7%, in the three and six months ended June 30, 2015, respectively, as compared to the prior year. Operating expenses as a percentage of net revenues decreased approximately 80 basis points to 11.1% in both the three and six months ended June 30, 2015, as compared to 11.9% in both the three and six months ended June 30, 2014. The increase in operating expense dollars in the three and six months ended June 30, 2015, was primarily due to incremental store operating costs associated with operating more stores in our Retail Pharmacy Segment. The decrease in operating expenses as a percentage of net revenues for the three and six months ended June 30, 2015 was primarily due to expense leverage from sales growth in both operating segments.

Please see the section entitled “Segment Analysis” below for additional information regarding operating expenses.

Interest Expense, net

Interest expense, net, increased $8 million and decreased $16 million in the three and six months ended June 30, 2015, respectively, as compared to the prior year. The increase in the three months ended June 30, 2015 was primarily due to the amortization of bridge facility fees for the unsecured bridge facility that was entered into on May 20, 2015 and is being amortized to interest expense over the period it was outstanding. See Note 4, “Borrowings” for additional information. This decrease in the six months ended June 30, 2015 is primarily due to lower average interest rates on our outstanding debt during the six month period.

For additional information on our financing activities, please see the “Liquidity and Capital Resources” section later in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Income Tax Provision

Our effective income tax rate was 39.3% and 39.1% for the three and six months ended June 30, 2015, compared to 39.2% and 39.3% for the three and six months ended June 30, 2014. The difference in the effective income tax rate for the three and six months ended June 30, 2015, was primarily due to certain permanent and discrete items.

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

In millions	Pharmacy Services Segment(1)	Retail Pharmacy Segment	Corporate Segment	Intersegment Eliminations (2)	Consolidated Totals
Three Months Ended
June 30, 2015:
Net revenues	$24,442	$17,242	$—	$(4,515)	$37,169
Gross profit	1,241	5,322	—	(161)	6,402
Operating profit (loss)(3)	940	1,681	(215)	(144)	2,262
June 30, 2014:
Net revenues	21,836	16,871	—	(4,105)	34,602
Gross profit	1,195	5,299	—	(170)	6,324
Operating profit (loss)	878	1,705	(205)	(170)	2,208
Six Months Ended
June 30, 2015:
Net revenues	48,321	34,193	—	(9,013)	73,501
Gross profit	2,267	10,617	—	(318)	12,566
Operating profit (loss)(3)	1,675	3,408	(404)	(285)	4,394
June 30, 2014:
Net revenues	42,031	33,351	—	(8,091)	67,291
Gross profit	2,129	10,483	—	(346)	12,266
Operating profit (loss)	1,518	3,455	(395)	(346)	4,232

(1)
Net revenues of the Pharmacy Services Segment include approximately $2.2 billion and $2.0 billion of retail co-payments for the three months ended June 30, 2015 and 2014, respectively, as well as $4.7 billion and $4.2 billion of retail co-payments for the six months ended June 30, 2015 and 2014, respectively.

(2)
Intersegment eliminations relate to two types of transaction: (i) Intersegment revenues that occur when Pharmacy Services Segment customers use Retail Pharmacy Segment stores to purchase covered products. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue on a stand-alone basis, and (ii) Intersegment revenues, gross profit and operating profit that occur when Pharmacy Services Segment customers, through the Company's intersegment activities (such as the Maintenance Choice® program), elect to pick-up their maintenance prescriptions at Retail Pharmacy Segment stores instead of receiving them through the mail. When this occurs, both the Pharmacy Services and Retail Pharmacy segments record the revenue, gross profit and operating profit on a standalone basis. The following amounts are eliminated in consolidation in connection with the intersegment activity described in item (ii) above: net revenues of $1.2 billion for both the three months ended June 30, 2015 and 2014, respectively, and $2.4 billion and $2.3 billion for the six months ended June 30, 2015 and 2014, respectively; gross profit of $161 million and $170 million for the three months ended June 30, 2015 and 2014, respectively, and $318 million and $346 million for the six months ended June 30, 2015 and 2014, respectively; and operating profit of $144 million and $170 million for the three months ended June 30, 2015 and 2014, respectively, and $285 million and $346 million for the six months ended June 30, 2015 and 2014, respectively.

(3)	The Corporate Segment operating loss includes $21 million of acquisition-related transaction costs for the three and six months ended June 30, 2015.

Pharmacy Services Segment

The following table summarizes our Pharmacy Services Segment’s performance for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2015	2014	2015	2014

Net revenues	$24,442	$21,836	$48,321	$42,031
Gross profit	1,241	1,195	2,267	2,129
Gross profit % of net revenues	5.1%	5.5%	4.7%	5.1%
Operating expenses	301	317	592	611
Operating expense % of net revenues	1.2%	1.5%	1.2%	1.5%
Operating profit	940	878	1,675	1,518
Operating profit % of net revenues	3.8%	4.0%	3.5%	3.6%
Net revenues(1):
Mail choice(2)	$9,107	$7,753	$17,857	$14,587
Pharmacy network(3)	15,267	14,025	30,326	27,327
Other	68	58	138	117
Pharmacy claims processed(1):
Total	250.1	230.9	501.3	458.7
Mail choice(2)	21.3	20.5	41.7	40.3
Pharmacy network(3)	228.8	210.4	459.6	418.4
Generic dispensing rate(1):
Total	83.9%	82.4%	83.7%	82.0%
Mail choice(2)	76.3%	74.6%	76.2%	72.5%
Pharmacy network(3)	84.6%	83.2%	84.4%	83.0%
Mail choice penetration rate	20.7%	21.6%	20.2%	21.4%

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

Net Revenues

Net revenues in our Pharmacy Services Segment increased $2.6 billion, or 11.9%, to $24.4 billion in the three months ended June 30, 2015, as compared to the prior year. The increase is primarily due to growth in specialty pharmacy, driven by increased volume from new products, new clients and the implementation of Specialty Connect®, as well as inflation and increased pharmacy network claims. As you review our Pharmacy Services Segment’s performance in this area, we believe you should consider the following important information that impacted the three months ended June 30, 2015:

•
Our mail choice claims processed increased 3.9% to 21.3 million claims in the three months ended June 30, 2015, compared to 20.5 million claims in the prior year. The increase in mail choice claims was driven by specialty claim volume and increased claims associated with the continuing adoption of our Maintenance Choice offerings.

•	Our average revenue per mail choice claim increased by 13.1%, compared to the prior year. This increase was primarily due to growth in specialty pharmacy.

•
Our pharmacy network claims processed increased 8.7% to 228.8 million claims in the three months ended June 30, 2015, compared to 210.4 million claims in the prior year. The increase in the pharmacy network claim volume was primarily due to net new business, as well as growth in Managed Medicaid.

•	Our average revenue per pharmacy network claim processed increased 0.1%, as compared to the prior year.

•
Our mail choice generic dispensing rate increased to 76.3% in the three months ended June 30, 2015, compared to 74.6% in the prior year. Our pharmacy network generic dispensing rate increased to 84.6%, compared to 83.2% in the prior year. These continued increases in mail choice and pharmacy network generic dispensing rates were primarily due to the impact of new generic drug introductions, and our continuous efforts to encourage plan members to use generic drugs when they are available. We believe our generic dispensing rates will continue to increase in future periods, albeit at a slower pace. This increase will be affected by, among other things, the number of new generic drug introductions and our success at encouraging plan members to utilize generic drugs when they are available and clinically appropriate.

Net revenues increased $6.3 billion, or 15.0%, to $48.3 billion in the six months ended June 30, 2015, as compared to the prior year. The increase is primarily due to growth in specialty pharmacy, driven by increased volume from new products, new clients and the implementation of Specialty Connect®, as well as inflation and increased pharmacy network claims. As you review our Pharmacy Services Segment’s performance in this area, we believe you should consider the following important information that impacted the six months ended June 30, 2015:

•
Our mail choice claims processed increased 3.3% to 41.7 million claims in the six months ended June 30, 2015, compared to 40.3 million claims in the prior year. The increase in mail choice claims was driven by specialty claim volume and increased claims associated with the continuing adoption of our Maintenance Choice offerings.

•	Our average revenue per mail choice claim increased by 18.5%, compared to the prior year. This increase was primarily due to growth in specialty pharmacy.

•
Our pharmacy network claims processed increased 9.9% to 459.6 million claims in the six months ended June 30, 2015, compared to 418.4 million claims in the prior year. The increase in the pharmacy network claim volume was primarily due to net new business, as well as growth in Managed Medicaid.

•
Our average revenue per pharmacy network claim processed increased 1.0%, as compared to the prior year. This increase was primarily due to drug inflation and changes in the drug mix, partially offset by increases in the generic dispensing rate.

•
Our mail choice generic dispensing rate increased to 76.2% in the six months ended June 30, 2015, compared to 72.5% in the prior year. Our pharmacy network generic dispensing rate increased to 84.4%, compared to 83.0% in the prior year. These continued increases in mail choice and pharmacy network generic dispensing rates were primarily due to the impact of new generic drug introductions, and our continuous efforts to encourage plan members to use generic drugs when they are available. We believe our generic dispensing rates will continue to increase in future periods, albeit at a slower pace. This increase will be affected by, among other things, the number of new generic drug introductions and our success at encouraging plan members to utilize generic drugs when they are available and clinically appropriate.

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

Gross profit increased $46 million, or 3.8%, to approximately $1.2 billion in the three months ended June 30, 2015, as compared to the prior year. Gross profit as a percentage of net revenues decreased to 5.1% in the three months ended June 30, 2015, compared to 5.5% in the prior year. Gross profit increased $138 million, or 6.4%, to approximately $2.3 billion in the six months ended June 30, 2015, as compared to the prior year. Gross profit as a percentage of net revenues decreased to 4.7% in the three months ended June 30, 2015, compared to 5.1% in the prior year. The increase in gross profit dollars was primarily due to volume increases, higher generic dispensing, as well as favorable purchasing and rebate economics, partially offset by price compression. The decrease in gross profit as a percentage of net revenues was primarily due to price compression, partially offset by favorable generic dispensing, as well as favorable purchasing and rebate economics.

As you review our Pharmacy Services Segment’s performance in this area, we believe you should consider the following important information that had an impact on the three and six months ended June 30, 2015:

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

•
Our gross profit as a percentage of revenues benefited from the increase in our total generic dispensing rate, which increased to 83.9% and 83.7% in the three and six months ended June 30, 2015, respectively, compared to our generic dispensing rate of 82.4% and 82.0% in the prior year, respectively. This increase was primarily due to new generic drug introductions and our continual efforts to encourage plan members to use clinically appropriate generic drugs when they are available. We expect the trend in generic introductions to continue, albeit at a slower pace.

Operating Expenses

Operating expenses in our Pharmacy Services Segment include selling, general and administrative expenses; depreciation and amortization related to selling, general and administrative activities; and expenses related to specialty retail pharmacies, which includes store and administrative payroll, employee benefits and occupancy costs.

Operating expenses decreased $16 million to $301 million, or 1.2% as a percentage of net revenues, in the three months ended June 30, 2015, compared to $317 million, or 1.5% as a percentage of net revenues, in the prior year. Operating expenses decreased $19 million to $592 million, or 1.2% as a percentage of net revenues, in the six months ended June 30, 2015, compared to $611 million, or 1.5% as a percentage of net revenues, in the prior year. The improvement in operating expenses as a percentage of net revenues for the three and six months ended June 30, 2015 was primarily driven by expense leverage from our revenue growth. The decrease in operating expense dollars for the three and six months ended June 30, 2015 was primarily due to lower integration costs in the current year from the acquisition of Coram which occurred in January 2014 and lower other administration expenses.

Retail Pharmacy Segment

The following table summarizes our Retail Pharmacy Segment’s performance for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2015	2014	2015	2014

Net revenues	$17,242	$16,871	$34,193	$33,351
Gross profit	5,322	5,299	10,617	10,483
Gross profit % of net revenues	30.9%	31.4%	31.0%	31.4%
Operating expenses	3,641	3,594	7,209	7,028
Operating expense % of net revenues	21.1%	21.3%	21.1%	21.1%
Operating profit	1,681	1,705	3,408	3,455
Operating profit % of net revenues	9.7%	10.1%	10.0%	10.4%
Retail prescriptions filled (90 Day = 3 Rx) (1)	244.1	230.3	485.5	457.4
Net revenue increase (decrease):
Total	2.2%	4.5%	2.5%	3.6%
Pharmacy	5.2%	5.4%	5.2%	4.8%
Front store	(5.1)%	1.1%	(4.4)%	(0.6)%
Total prescription volume (90 Day = 3 Rx) (1)	6.0%	4.8%	6.1%	3.8%
Same store increase (decrease)(2):
Total sales	0.5%	3.3%	0.8%	2.4%
Pharmacy sales	4.1%	5.0%	4.2%	4.4%
Front store sales(3)	(7.8)%	(0.4)%	(7.0)%	(2.1)%
Prescription volume (90 Day = 3 Rx) (1)	4.8%	3.9%	4.9%	3.0%
Generic dispensing rate	85.0%	83.5%	84.7%	83.2%
Pharmacy % of total revenues	71.6%	69.6%	71.6%	69.8%
Third party % of pharmacy revenue	98.8%	98.7%	98.7%	98.5%

(1)
Includes the adjustment to convert 90-day, non-specialty prescriptions to the equivalent of three 30-day prescriptions. This adjustment reflects the fact that these prescriptions include approximately three times the amount of product days supplied compared to a normal prescription.

(2)	Same store sales exclude revenues from MinuteClinic and stores in Brazil.

(3)
On a comparable basis, front store same store sales would have been approximately 780 and 790 basis points higher for the three and six months ended June 30, 2015, respectively, if tobacco and the estimated associated basket sales were excluded from the three months and six months ended June 30, 2014.

As of June 30, 2015, we operated 7,870 retail drugstores, compared to 7,705 retail drugstores as of June 30, 2014.

Net Revenues

Net revenues in our Retail Pharmacy Segment increased $371 million, or 2.2%, to approximately $17.2 billion in the three months ended June 30, 2015, as compared to the prior year. Net revenues increased $842 million, or 2.5%, to approximately $34.2 billion in the six months ended June 30, 2015, as compared to the prior year. As you review our Retail Pharmacy Segment’s performance in this area, we believe you should consider the following important information that had an impact on the three and six months ended June 30, 2015:

•	Net revenues from new stores accounted for approximately 160 basis points of the increase in our total net revenues for both the three and six months ended June 30, 2015.

•
Front store same store sales decreased by 7.8% and 7.0% for the three and six months ended June 30, 2015, respectively, compared to the prior year. The decrease is primarily due to the Company’s decision to stop selling tobacco products and softer customer traffic. On a comparable basis, front store same store sales would have been approximately 780 and 790 basis points higher for the three and six months ended June 30, 2015, respectively, if tobacco and the estimated associated basket sales were excluded from both the three and six months ended June 30, 2014.

•
Pharmacy same store sales increased 4.1% and 4.2% for the three and six months ended June 30, 2015, as compared to the prior year. The increase in pharmacy same store sales was primarily due to the increase in same store script growth of 4.8% and 4.9% for the three and six months ended June 30, 2015, respectively. Pharmacy same store sales for the three and six months ended June 30, 2015 were negatively impacted by approximately 80 and 130 basis points, respectively, from the implementation of Specialty Connect. Specialty Connect transitioned all specialty prescriptions to the Pharmacy Services Segment, as they are being processed through the Company’s specialty mail order pharmacies. The implementation of Specialty Connect had a greater effect on revenues than on prescription volumes due to the higher dollar value of specialty products.

•
Pharmacy revenues continue to be negatively impacted by the conversion of brand name drugs to equivalent generic drugs, which typically have a lower selling price. Pharmacy same store sales were negatively impacted by approximately 370 and 330 basis points for the three and six months ended June 30, 2015, respectively, due to recent generic introductions. The generic dispensing rate grew to 85.0% and 84.7% for the three and six months ended June 30, 2015, respectively, compared to 83.5% and 83.2%, respectively, in the prior year. In addition, our pharmacy revenue growth has also been affected by continued reimbursement pressure, the lack of significant new brand name drug introductions and an increase in the number of over-the-counter remedies that were historically only available by prescription.

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

Gross profit increased $23 million, or 0.4%, to $5.3 billion in the three months ended June 30, 2015, as compared to the prior year. Gross profit increased $134 million, or 1.3%, to $10.6 billion in the six months ended June 30, 2015, as compared to the prior year. Gross profit as a percentage of net revenues decreased to 30.9% and 31.0% in the three and six months ended June 30, 2015, compared to 31.4% in the three and six months ended June 30, 2014.

The increase in gross profit dollars was primarily driven by increases in generic dispensing rate, same store sales and new store sales, as well as favorable purchasing economics. The decrease in gross profit as a percentage of net revenues was primarily driven by a decline in pharmacy margins due to continued reimbursement pressure, partially offset by favorable pharmacy purchasing economics, as well as increased front store margins due to changes in the mix of products sold.

As you review our Retail Pharmacy Segment’s performance in this area, we believe you should consider the following important information that impacted the three and six months ended June 30, 2015:

•
Front store revenues as a percentage of total revenues for the three and six months ended June 30, 2015, was 27.8% and 27.7%, respectively, compared to 29.9% and 29.7% in the prior year, respectively. On average, our gross profit on front store revenues is higher than our gross profit on pharmacy revenues. Pharmacy revenues as a percentage of total revenues increased approximately 200 and 180 basis points in the three and six months months ended June 30, 2015, respectively, compared to the prior year. The mix effect from higher proportion of sales in the pharmacy had a negative effect on our overall gross profit for the three and six months ended June 30, 2015, respectively, compared to the prior year. The negative effect was partially offset by increased generic drug dispensing rates, the removal of tobacco products from our stores and increased store brand penetration.

•
During the three and six months ended June 30, 2015, our front store gross profit as a percentage of net revenues increased compared to the same period in the prior year. The increase is primarily related to a change in the mix of products sold, including the removal of tobacco products from our stores, and higher store brand sales.

•
Our pharmacy gross profit rates have been adversely affected by the efforts of managed care organizations, PBMs and governmental and other third-party payors to reduce their prescription drug costs. In the event this trend accelerates, we may not be able to sustain our current rate of revenue growth and gross profit dollars could be adversely impacted. The increased use of generic drugs has positively impacted our gross profit but has resulted in third-party payors augmenting their efforts to reduce reimbursement payments to retail pharmacies for prescriptions. This trend, which we expect to continue, reduces the benefit we realize from brand to generic product conversions.

Operating Expenses

Operating expenses in our Retail Pharmacy Segment include store payroll, store employee benefits, occupancy costs, selling expenses, advertising expenses, depreciation and amortization expense and certain administrative expenses.

Operating expenses increased $47 million to $3.6 billion, or 21.1% as a percentage of net revenues, in the three months ended June 30, 2015, as compared to $3.6 billion, or 21.3% as a percentage of net revenues, in the prior year. Operating expenses increased $181 million to $7.2 billion, or 21.1% as a percentage of net revenues, in the six months ended June 30, 2015, as compared to $7.0 billion, or 21.1% as a percentage of net revenues, in the prior year. The increase in operating expense dollars for the three and six months ended June 30, 2015, was primarily due to incremental store operating costs associated with operating more stores. Operating expenses as a percentage of net revenues for the three and six months ended June 30, 2015 remained relatively flat.

Corporate Segment

Operating Expenses

Operating expenses in our Corporate Segment include expenses from the Company’s executive management, corporate relations, legal, compliance, human resources, corporate information technology and finance related costs. Operating expenses increased $10 million, or 4.6%, to $215 million and $9 million, or 2.0%, to 404 million in the three and six months ended June 30, 2015, respectively, as compared to the prior year. The increase in operating expenses for the three and six months ended June 30, 2015 was primarily due to acquisition-related transaction costs associated with the proposed Omnicare Acquisition and Target Pharmacy Acquisition.

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

The change in cash and cash equivalents is as follows:

	Six Months Ended June 30,
in millions	2015	2014
Net cash provided by operating activities	$3,021	$3,069
Net cash used in investing activities	(1,090)	(3,185)
Net cash used in financing activities	(3,167)	(2,358)
Effect of exchange rate changes on cash and cash equivalents	(1)	(3)
Net decrease in cash and cash equivalents	$(1,237)	$(2,477)

Net cash provided by operating activities was approximately $3.0 billion in the six months ended June 30, 2015, compared to $3.1 billion in the six months ended June 30, 2014. The $0.1 billion decrease in cash provided by operating activities is primarily due to various changes in working capital.

Net cash used in investing activities was approximately $1.1 billion in the six months ended June 30, 2015, compared to $3.2 billion in the six months ended June 30, 2014. The decrease in cash used in investing activities is primarily due to the $2.1 billion in cash consideration paid for the acquisition of Coram in January 2014.

Net cash used in financing activities was $3.2 billion in the six months ended June 30, 2015, compared to net cash used in financing activities of $2.4 billion in the six months ended June 30, 2014. The $0.8 billion increase in cash used in financing activities was primarily due to increased share repurchases.

During the six months ended June 30, 2015, the Company had the following outstanding share repurchase programs that were authorized by the Company’s Board of Directors:

In billions
Authorization Date	Authorized	Remaining
December 15, 2014 (“2014 Repurchase Program”)	$10.0	$9.8
December 17, 2013 (“2013 Repurchase Program”)	$6.0	—
		$9.8

The share repurchase programs, each of which was effective immediately, permit the Company to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase transactions, and/or other derivative transactions. The repurchase programs may be modified or terminated by the Board of Directors at any time.

During the six months ended June 30, 2015, the Company repurchased an aggregate of approximately 28.9 million shares of common stock for approximately $2.9 billion pursuant to the 2014 and 2013 Repurchase Programs which includes the accelerated share repurchase agreement (“ASR”) described below.

Pursuant to the authorization under the 2013 Repurchase Program, effective January 2, 2015, the Company entered into a $2.0 billion fixed dollar ASR with JPMorgan Chase Bank (“JPMorgan”). Upon payment of the $2.0 billion purchase price on January 5, 2015, the Company received a number of shares of its common stock equal to 80% of the $2.0 billion notional amount of the ASR or approximately 16.8 million shares, which were placed into treasury stock in January 2015. On May 1, 2015, the Company received approximately 3.1 million shares of common stock, representing the remaining 20% of the $2.0 billion notional amount of the ASR, thereby concluding the ASR. The remaining 3.1 million shares of common stock delivered to the Company by JPMorgan were placed into treasury stock.

The ASR was accounted for as an initial treasury stock transaction for $1.6 billion and a forward contract for $0.4 billion. The forward contract was classified as an equity instrument and was recorded within capital surplus on the condensed consolidated balance sheet. The forward contract was reclassified to treasury stock upon the settlement of the ASR in May 2015. The initial and final receipt of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted net income per share.

We had $1.5 billion of commercial paper outstanding at a weighted average interest rate of 0.51% as of June 30, 2015. In connection with our commercial paper program, we maintain a $1.25 billion, five-year unsecured back-up credit facility, which expires on February 17, 2017; a $1.0 billion, five-year unsecured back-up credit facility, which expires on May 23, 2018; a $1.25 billion, five-year unsecured back-up credit facility, which expires on July 24, 2019. In July 2015, the Company entered into a new $1.25 billion, five-year unsecured back-up credit facility, which expires on July 1, 2020. Upon the closing of that new credit facility, the Company terminated the $1.25 billion five-year unsecured back-up credit facility which was to expire on February 17, 2017. The credit facilities allow for borrowings at various rates that are dependent, in part, on the Company’s public debt ratings and require the Company to pay a weighted average quarterly facility fee of approximately 0.03%, regardless of usage. As of June 30, 2015, there were no borrowings outstanding under the back-up credit facilities.

Our back-up credit facilities and unsecured senior notes contain customary restrictive financial and operating covenants. These covenants do not include a requirement for the acceleration of our debt maturities in the event of a downgrade in our credit rating. We do not believe the restrictions contained in these covenants materially affect our financial or operating flexibility.

On May 20, 2015, in connection with the proposed acquisition of Omnicare, the Company entered into a $13 billion unsecured bridge loan facility. The Company paid approximately $52 million in fees upon entering into the agreement. The fees were capitalized in other current assets and amortized as interest expense over the period the bridge facility was outstanding. The bridge loan facility expired on July 20, 2015 upon the Company’s issuance of unsecured senior notes totaling a net $14.8 billion in proceeds as discussed below. The Company recorded $36 million of amortization of the fees during the three and six months ended June 30, 2015.

On July 20, 2015, the Company issued an aggregate of $2.25 billion of 1.900% unsecured senior notes due 2018 (“2018 Notes”), an aggregate of $2.75 billion of 2.800% unsecured senior notes due 2020 (“2020 Notes”), an aggregate of $1.50 billion of 3.500% unsecured senior notes due 2022 (“2022 Notes”), an aggregate of $3.00 billion of 3.875% unsecured senior notes due 2025 (“2025 Notes”), an aggregate of $2.00 billion of 4.875% unsecured senior notes due 2035 (“2035 Notes”), and an aggregate of $3.50 billion of 5.125% unsecured senior notes due 2045 (“2045 Notes” and, together with the 2018 Notes, 2020 Notes, 2022 Notes, 2025 Notes and 2035 Notes, the “Notes”) for total proceeds of approximately $14.8 billion, net of discounts and underwriting fees. The Notes pay interest semi-annually and contain redemption terms which allow or require the Company to redeem the Notes at a defined redemption price plus accrued and unpaid interest at the redemption date. The 2018 Notes, 2020 Notes, 2022 Notes, 2035 Notes and 2045 Notes contain a special mandatory redemption clause which will require the Company to redeem such notes at a price equal to 101% of their principal amount plus accrued interest in the event the Omnicare Acquisition is not completed on or prior to May 20, 2016, which date will be extended automatically to August 20, 2016 if regulatory approval is the only closing condition under the Merger Agreement on May 20, 2016 that has not been fulfilled and all other closing conditions either have been fulfilled or are then capable of being fulfilled, or in the event that, on or prior to such date, the Merger Agreement is terminated other than as a result of consummating the Omnicare Acquisition. The 2025 Notes are not subject to the special mandatory redemption, and a termination of the Target Pharmacy Acquisition will not trigger the special mandatory redemption. The net proceeds of the Notes are to be used to fund the Omnicare Acquisition and the Target Pharmacy Acquisition. Any remaining proceeds will be used for general corporate purposes.

As of June 30, 2015, our long-term debt was rated “Baa1” by Moody’s with a stable outlook and “BBB+” by Standard & Poor’s with a stable outlook, and our commercial paper program was rated “P-2” by Moody’s and “A-2” by Standard & Poor’s. In assessing our credit strength, we believe that both Moody’s and Standard & Poor’s considered, among other things, our capital structure and financial policies as well as our consolidated balance sheet, our historical acquisition activity and other financial information. Although we currently believe our long-term debt ratings will remain investment grade, we cannot guarantee the future actions of Moody’s and/or Standard & Poor’s. Our debt ratings have a direct impact on our future borrowing costs, access to capital markets and new store operating lease costs.

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

•
The risk that any condition related to the closing of any proposed acquisition may not be satisfied on a timely basis or at all, including the inability to obtain required regulatory approvals of any proposed acquisition, or on the terms desired or anticipated; the risk that such approvals may result in the imposition of conditions that could adversely affect the resulting combined company or the expected benefits of any proposed transaction; and the risk that the proposed transactions fail to close for any other reason.

•	The possibility that the anticipated synergies and other benefits from any acquisition by us will not be realized, or will not be realized within the expected time periods

•
The risks and uncertainties related to our ability to integrate the operations, products, services and employees of any entities acquired by us and the effect of the potential disruption of management’s attention from ongoing business operations due to any pending acquisitions.

•	The accessibility or availability of adequate financing on a timely basis and on reasonable terms in connection with any proposed acquisition.

•	Risks related to the outcome of any legal proceedings related to, or involving any entity that is a part of, any proposed acquisition contemplated by us.

•	Other risks and uncertainties detailed from time to time in our filings with the SEC.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2015, the Company did not have any interest rate, foreign currency exchange rate or commodity derivative instruments in place and believes that as of June 30, 2015 its exposure to interest rate risk (inherent in the Company’s debt portfolio), foreign currency exchange rate risk and commodity price risk is not material.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of June 30, 2015, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to provide reasonable assurance that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II
Item 1. Legal Proceedings

We refer you to Note 12 - "Commitments and Contingencies - Legal Matters" contained in the "Notes to the Condensed Consolidated Financial Statements" of our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2015 for a description of our legal proceedings.

Item 1A. Risk Factors

In the three months ended June 30, 2015, the Company has entered into acquisition agreements under which it proposes to acquire Omnicare, Inc., (“Omnicare”) and the pharmacy and clinic assets of Target Corporation (“Target”). Both proposed acquisitions resulted in a change in the factors set forth under “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The following risk factors have been identified by the Company in the three months ended June 30, 2015, as a result of the proposed acquisition agreements.

Risks relating to pending acquisitions.

The acquisition agreements we enter into typically contain closing conditions, including those related to our proposed acquisitions of Omnicare and the pharmacy and clinic assets of Target. Our ability to consummate pending acquisitions is subject to the satisfaction of these conditions. For example, our contemplated acquisition of Omnicare is subject to the satisfaction of closing conditions, including (i) approval by the stockholders of Omnicare, (ii) the receipt of regulatory approvals, and (iii) certain other customary closing conditions. Even if all of the closing conditions for a particular acquisition are satisfied, we cannot assure you that the acquisition will close on our expected timeframe or at all. Certain acquisition agreements we enter into obligate us to pay, under certain circumstances, termination fees in the event that an acquisition is not consummated. Failure to complete a particular acquisition or any delays in completing the acquisition could prevent us from realizing the benefits of the acquisition and could have an adverse impact on our business.

We may be unable to successfully integrate companies acquired by us.

Upon the closing of any acquisition we complete, we will need to successfully integrate the products, services and related assets into our business operations. If an acquisition is consummated, the integration of the acquired business, its products, services and related assets into our company may also be complex and time-consuming and, if the integration is not fully successful, we may not achieve the anticipated benefits, operating and cost synergies or growth opportunities of an acquisition. Potential difficulties that may be encountered in the integration process include the following:

•	Integrating personnel, operations and systems, while maintaining focus on producing and delivering consistent, high quality products and services;

•	Coordinating geographically dispersed organizations;

•	Disruption of management’s attention from our ongoing business operations;

•	Retaining existing customers and attracting new customers; and

•	Managing inefficiencies associated with integrating our operations.

An inability to realize the full extent of the anticipated benefits, operating and cost synergies or growth opportunities of an acquisition, as well as any delays encountered in the integration process, could have a material adverse effect on our business and results of operation, which may affect the value of the shares of our common stock after the completion of an acquisition. Furthermore, these acquisitions, even if successfully integrated, may fail to further our business strategy as anticipated, expose us to increased competition or challenges with respect to our products, services or geographic markets, and expose us to additional liabilities associated with an acquired business including risks and liabilities associated with litigation involving the acquired business. Any one of these challenges or risks could impair our ability to realize any benefit from our acquisitions after we have expended resources on them.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table presents the total number of shares purchased in the three months ended June 30, 2015, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to the 2014 and 2013 Repurchase Programs. See Note 6 to the condensed consolidated financial statements.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2015 through April 30, 2015	—	$—	—	$10,684,839,660
May 1, 2015 through May 31, 2015	6,627,747	$101.01	6,627,747	$10,325,000,777
June 1, 2015 through June 30, 2015	5,502,915	$103.01	5,502,915	$9,758,158,370
Totals	12,130,662		12,130,662

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

3.2*	By-laws of Registrant, as amended and restated [incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated September 3, 2014 (Commission File No. 001-01011)].

10.1	Commitment Letter dated May 20, 2015 by and among the Registrant, Barclays Bank PLC and the lenders party thereto.

10.2
Five Year Credit Agreement dated as of July 1, 2015, by and among the Registrant, the lenders party thereto, Barclays Bank PLC and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, Bank of America, N.A. and Wells Fargo Bank, N.A., as Co-Documentation Agents, and The Bank of New York Mellon, as Administrative Agent.

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

101
The following materials from the CVS Health Corporation Quarterly Report on Form 10-Q for the three months ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related Footnotes to the Condensed Consolidated Financial Statements.

Signatures:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CVS Health Corporation
(Registrant)

/s/ David M. Denton

David M. Denton
Executive Vice President and
Chief Financial Officer
August 4, 2015