Form 10-Q
period 2015-09-30
CVS HEALTH Corp
filed 2015-10-30
CIK 64803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015

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

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Common Stock, $0.01 par value, issued and outstanding at October 23, 2015:

1,107,317,129 shares

Part I	Item 1

CVS Health Corporation
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2015	2014	2015	2014

Net revenues	$38,644	$35,021	$112,144	$102,312
Cost of revenues	31,983	28,553	92,917	83,578
Gross profit	6,661	6,468	19,227	18,734
Operating expenses	4,330	4,222	12,502	12,256
Operating profit	2,331	2,246	6,725	6,478
Interest expense, net	261	153	562	469
Loss on early extinguishment of debt	—	521	—	521
Income before income tax provision	2,070	1,572	6,163	5,488
Income tax provision	833	624	2,433	2,165
Income from continuing operations	1,237	948	3,730	3,323
Income from discontinued operations, net of tax	10	—	10	—
Net income	1,247	948	3,740	3,323
Net income attributable to noncontrolling interest	(1)	—	(1)	—
Net income attributable to CVS Health	$1,246	$948	$3,739	$3,323

Basic earnings per share:
Income from continuing operations attributable to CVS Health	$1.10	$0.82	$3.31	$2.84
Income from discontinued operations attributable to CVS Health	$0.01	$—	$0.01	$—
Net income attributable to CVS Health	$1.11	$0.82	$3.32	$2.84
Weighted average basic shares outstanding	1,114	1,157	1,122	1,167

Diluted earnings per share:
Income from continuing operations attributable to CVS Health	$1.10	$0.81	$3.28	$2.82
Income from discontinued operations attributable to CVS Health	$0.01	$—	$0.01	$—
Net income attributable to CVS Health	$1.11	$0.81	$3.29	$2.82
Weighted average diluted shares outstanding	1,121	1,164	1,130	1,175
Dividends declared per share	$0.350	$0.275	$1.050	$0.825

See accompanying notes to condensed consolidated financial statements.

CVS Health Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2015	2014	2015	2014

Net income	$1,247	$948	$3,740	$3,323
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(61)	(29)	(100)	(14)
Cash flow hedges, net of tax	—	1	1	3
Total other comprehensive income (loss)	(61)	(28)	(99)	(11)
Comprehensive income	1,186	920	3,641	3,312
Comprehensive income attributable to noncontrolling interest	(1)	—	(1)	—
Comprehensive income attributable to CVS Health	$1,185	$920	$3,640	$3,312

See accompanying notes to condensed consolidated financial statements.

CVS Health Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

In millions, except per share amounts	September 30, 2015	December 31, 2014

Assets:
Cash and cash equivalents	$2,890	$2,481
Short-term investments	121	34
Accounts receivable, net	12,804	9,687
Inventories	13,282	11,930
Deferred income taxes	1,077	985
Other current assets	579	866
Total current assets	30,753	25,983
Property and equipment, net	9,494	8,843
Goodwill	37,135	28,142
Intangible assets, net	13,504	9,774
Other assets	1,476	1,445
Total assets	$92,362	$74,187

Liabilities:
Accounts payable	$7,064	$6,547
Claims and discounts payable	7,283	5,404
Accrued expenses	6,636	5,816
Short-term debt	—	685
Current portion of long-term debt	451	575
Total current liabilities	21,434	19,027
Long-term debt	26,771	11,630
Deferred income taxes	5,449	4,036
Other long-term liabilities	1,528	1,531
Commitments and contingencies (Note 13)	—	—

Shareholders’ equity:
CVS Health shareholders’ equity:
Preferred stock, par value $0.01: 0.1 share authorized; none issued or outstanding	—	—
Common stock, par value $0.01: 3,200 shares authorized; 1,698 shares issued and 1,110 shares outstanding at September 30, 2015 and 1,691 shares issued and 1,140 shares
outstanding at December 31, 2014	17	17
Treasury stock, at cost: 587 shares at September 30, 2015 and 550 shares at December 31,
2014	(27,899)	(24,078)
Shares held in trust: 1 share at September 30, 2015 and December 31, 2014	(31)	(31)
Capital surplus	31,005	30,418
Retained earnings	34,398	31,849
Accumulated other comprehensive income (loss)	(316)	(217)
Total CVS Health shareholders’ equity	37,174	37,958
Noncontrolling interest	6	5
Total shareholders’ equity	37,180	37,963
Total liabilities and shareholders’ equity	$92,362	$74,187

See accompanying notes to condensed consolidated financial statements.

CVS Health Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
In millions	2015	2014
Cash flows from operating activities:
Cash receipts from customers	$108,324	$95,816
Cash paid for inventory and prescriptions dispensed by retail network pharmacies	(89,530)	(77,067)
Cash paid to other suppliers and employees	(11,240)	(11,267)
Interest received	15	11
Interest paid	(423)	(458)
Income taxes paid	(2,305)	(2,321)
Net cash provided by operating activities	4,841	4,714

Cash flows from investing activities:
Purchases of property and equipment	(1,490)	(1,436)
Proceeds from sale-leaseback transactions	34	328
Proceeds from sale of property and equipment and other assets	28	8
Acquisitions (net of cash acquired) and other investments	(9,503)	(2,392)
Purchase of available-for-sale investments	(184)	(161)
Sales/maturities of available-for-sale investments	115	119
Net cash used in investing activities	(11,000)	(3,534)

Cash flows from financing activities:
Increase (decrease) in short-term debt	(685)	775
Proceeds from issuance of long-term debt	14,808	1,483
Repayments of long-term debt	(2,898)	(3,086)
Dividends paid	(1,185)	(971)
Proceeds from exercise of stock options	277	378
Excess tax benefits from stock-based compensation	132	89
Repurchase of common stock	(3,871)	(2,801)
Other	(2)	—
Net cash provided by (used in) financing activities	6,576	(4,133)
Effect of exchange rate changes on cash and cash equivalents	(8)	(4)
Net increase (decrease) in cash and cash equivalents	409	(2,957)
Cash and cash equivalents at beginning of period	2,481	4,089
Cash and cash equivalents at end of period	$2,890	$1,132

Reconciliation of net income to net cash provided by operating activities:
Net income	$3,740	$3,323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,510	1,442
Stock-based compensation	175	121
Loss on early extinguishment of debt	—	521
Deferred income taxes and other noncash items	(184)	(64)
Change in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(2,530)	(1,872)
Inventories	(893)	(449)
Other current assets	591	(160)
Other assets	(13)	(19)
Accounts payable and claims and discounts payable	2,038	1,222
Accrued expenses	523	676
Other long-term liabilities	(116)	(27)
Net cash provided by operating activities	$4,841	$4,714

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Because of the influence of various factors on the Company’s operations, including business combinations, certain holidays and other seasonal influences, net income for any interim period may not be comparable to the same interim period in previous years or necessarily indicative of income for the full year.

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

As of September 30, 2015, the carrying value of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximated their fair value due to the nature of these financial instruments. The Company invests in money market funds, commercial paper and time deposits that are classified as cash and cash equivalents within the accompanying condensed consolidated balance sheets, as these funds are highly liquid and readily convertible to known amounts of cash. These investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company’s short-term investments of $121 million at September 30, 2015, consist of certificates of deposit with initial maturities of greater than three months when purchased that mature within one year from the balance sheet date. These investments, which are classified within Level 1 of the fair value hierarchy, are carried at fair value, which approximated historical cost at September 30, 2015. The carrying amount and estimated fair value of the Company’s total long-term debt was $27.2 billion and $28.5 billion, respectively, as of September 30, 2015. The fair value of the Company’s long-term debt was estimated based on quoted prices currently offered in active markets for the Company’s debt, which is considered Level 1 of the fair value hierarchy.

Related Party Transactions

The Company has an equity method investment in SureScripts, LLC (“SureScripts”), which operates a clinical health information network. The Pharmacy Services and Retail/LTC segments utilize this clinical health information network in providing services to client plan members and retail customers. The Company expensed fees of approximately $16 million and $7 million in the three months ended September 30, 2015 and 2014, respectively, and $37 million and $34 million in the nine months ended September 30, 2015 and 2014, respectively, for the use of this network.

The Company’s investment in SureScripts, and equity in earnings in SureScripts, for all periods presented is immaterial.

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (Topic 835-30). ASU No. 2015-03 requires the presentation of debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of such costs is reported as interest expense, which is consistent with the Company’s current policy. This change conforms the presentation of debt issuance costs with that of debt discounts. The ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015; early adoption is permitted. The guidance is required to be applied retrospectively to all prior periods. The Company has early adopted this standard as of June 30, 2015. The effect of the adoption of ASU 2015-03 on the Company’s condensed consolidated balance sheet is a reduction of noncurrent assets and long-term debt of $65 million as of December 31, 2014. The following is a reconciliation of the effect of this reclassification on the Company’s condensed consolidated balance sheet as of December 31, 2014:

In millions	As Previously Reported	Adjustments	As Revised
Other assets	$1,510	$(65)	$1,445
Total assets	74,252	(65)	74,187
Long-term debt	11,695	(65)	11,630
Total liabilities and shareholders’ equity	74,252	(65)	74,187

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. ASU No. 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period after an acquisition within the reporting period they are determined. This is a change from the previous requirement that the adjustments be recorded retrospectively. The ASU also requires disclosure of the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the adjustment to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015; early adoption is permitted. The Company has early adopted the ASU as of September 30, 2015. The adoption did not have a material effect on the Company's condensed consolidated financial statements.

Note 2 – Changes in Accounting Principle

Effective January 1, 2015, the Company changed its methods of accounting for “front store” inventories in the Retail/LTC Segment. Prior to 2015, the Company valued front store inventories at the lower of cost or market on a first-in, first-out (“FIFO”) basis in retail stores using the retail inventory method and in distribution centers using the FIFO cost method. Effective January 1, 2015, all front store inventories in the Retail/LTC Segment have been valued at the lower of cost or market using the weighted average cost method. These changes affected approximately 36% of consolidated inventories.

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

The Company recorded the cumulative effect of these changes in accounting principle as of January 1, 2015. The Company determined that retrospective application for periods prior to 2015 is impracticable, as the period-specific information necessary to value front store inventories in the Retail/LTC Segment under the weighted average cost method is unavailable. The Company implemented a new perpetual inventory system to manage front store inventory at the SKU level and valued front store inventory as of January 1, 2015 and calculated the cumulative impact. The effect of these changes in accounting principle as of January 1, 2015, was a decrease in inventories of $7 million, an increase in current deferred income tax assets of $3 million and a decrease in retained earnings of $4 million.

Had the Company not made these changes in accounting principle, for the three and nine months ended September 30, 2015, income from continuing operations would have been lower by $2 million and $10 million, respectively. Basic earnings per share from continuing operations attributable to CVS Health for the three and nine months ended September 30, 2015 and diluted earnings per share from continuing operations attributable to CVS Health for the three months ended September 30, 2015, would have been the same as reported. Diluted earnings per share from continuing operations attributable to CVS Health would have been approximately $0.01 per share lower for the nine months ended September 30, 2015.

Note 3 – Acquisitions

Omnicare Acquisition

On August 18, 2015, the Company acquired 100% of the outstanding common shares and voting interests of Omnicare, Inc. (“Omnicare”), for $98 per share for a total of $9.6 billion and assumed long-term debt with a fair value of approximately $3.1 billion. Additionally, holders of Omnicare restricted stock units and performance based restricted stock units received 738,765 CVS Health Corporation restricted stock awards with a fair value of approximately $80 million as replacement awards. Omnicare is a leading health care services company that specializes in the management of complex pharmaceutical care. Omnicare’s long-term care (“LTC”) business is the nation’s largest provider of pharmaceuticals, related pharmacy consulting and other ancillary services to chronic care facilities and other care settings. In addition, Omnicare has a specialty pharmacy business operating under the name of Advanced Care Scripts®, and provides commercialization services operating under the name of RxCrossroads®. The Company will include LTC and the commercialization services in its former Retail Pharmacy Segment, which has been renamed the “Retail/LTC Segment,” and will include the specialty pharmacy business in its Pharmacy Services Segment. The Company acquired Omnicare to expand its operations in dispensing prescription drugs to assisted-living and long-term care facilities, and to broaden its presence in the specialty pharmacy business as the Company seeks to serve a greater percentage of the growing senior patient population in the United States.

The fair value of the consideration transferred on the date of acquisition consisted of the following:

(in millions)
Cash paid to Omnicare shareholders	$9,636
Fair value of replacement equity awards issued to Omnicare employees
for precombination services	9
Total consideration	$9,645
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(in millions)
Current assets (including cash of $298)	$1,682
Property and equipment	314
Goodwill	9,035
Intangible assets	3,962
Other noncurrent assets	64
Current liabilities	(704)
Long-term debt	(3,110)
Deferred income tax liabilities	(1,533)
Other noncurrent liabilities	(65)
Total consideration	$9,645

The assessment of fair value is preliminary and is based on information that was available to management at the time the condensed consolidated financial statements were prepared. Accordingly, such amounts may change. The most significant open items included the accounting for deferred income taxes and contingencies as management is awaiting additional information to complete its assessment of these matters. The goodwill represents future economic benefits expected to arise from the Company’s expanded presence in the pharmaceutical care market, the assembled workforce acquired, expected purchasing and revenue synergies, as well as operating efficiencies and cost savings. Goodwill of $8.6 billion was allocated to the Retail/LTC Segment and the remaining goodwill of $0.4 billion was allocated to the Pharmacy Services Segment. Approximately $0.4 billion of the goodwill is deductible for income tax purposes. Intangible assets acquired include customer relationships and trade names of $3.9 billion and $74 million, respectively, with estimated weighted average useful lives of 19.1 and 2.9 years, respectively, and 18.8 years in total.

The fair value of trade accounts receivable acquired is $600 million, with the gross contractual amount being $857 million. The Company expects $257 million of trade accounts receivable to be uncollectible. The fair value of other receivables acquired is $147 million, with the gross contractual amount being $161 million. The Company expects $14 million of other receivables to be uncollectible.

During the three and nine months ended September 30, 2015, the Company incurred transaction costs of $52 million and $68 million, respectively, associated with the acquisition of Omnicare that were recorded within operating expenses.

The Company’s consolidated results of operations for the three and nine months ended September 30, 2015, include $710 million of revenue and a net loss of $3 million associated with the operating results of Omnicare from August 18, 2015 to September 30, 2015. These Omnicare operating results include severance costs and accelerated stock-based compensation.

The following unaudited pro forma information presents a summary of the Company’s combined results of operations for the three and nine months ended September 30, 2015 and 2014 as if the Omnicare acquisition and the related financing transactions had occurred on January 1, 2014. The following pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, basic shares outstanding and dilutive equivalents, cost savings from operating efficiencies, potential synergies, and the impact of incremental costs incurred in integrating the businesses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2015	2014	2015	2014
Total revenues	$39,374	$36,390	$115,652	$106,391
Income from continuing operations	1,318	929	3,774	3,261
Basic earnings per share from continuing operations	$1.18	$0.80	$3.35	$2.78
Diluted earnings per share from continuing operations	$1.17	$0.79	$3.32	$2.76

Pro forma income from continuing operations for the three and nine months ended September 30, 2015, excludes $113 million and $129 million, respectively, related to severance costs, accelerated stock-based compensation and transaction costs incurred in connection with the Omnicare acquisition. Pro forma income from continuing operations for the three and nine months ended September 30, 2014, includes a $521 million loss on the early extinguishment of debt recorded by CVS Health.

Proposed Target Pharmacy Asset Acquisition

On June 12, 2015, CVS Pharmacy, Inc. (“CVS Pharmacy”), a wholly owned subsidiary of CVS Health, entered into an Asset Purchase Agreement with Target Corporation (“Target”) pursuant to which Target agreed to sell its pharmacy and clinic businesses to CVS Pharmacy (the “Target Pharmacy Acquisition”). The purchase price is $1.887 billion, payable in cash at closing and is subject to certain adjustments. The timing of the closing is uncertain, and is subject to receipt of regulatory approval and other customary conditions.

Note 4 – Goodwill and Intangible Assets

Goodwill and indefinitely-lived trade names are not amortized, but are subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate there may be impairment. During the three months ended September 30, 2015, the Company performed its required annual impairment tests and concluded there was no impairment of goodwill or trade names. Intangible assets with finite useful lives are amortized over their estimated useful life.

Below is a summary of the changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2015:

In millions	Pharmacy Services	Retail/LTC	Total
Balance, December 31, 2014	$21,234	$6,908	$28,142
Acquisition	444	8,591	9,035
Foreign currency translation adjustments	—	(40)	(40)
Other (1)	(1)	(1)	(2)
Balance, September 30, 2015	$21,677	$15,458	$37,135

(1) "Other" represents immaterial purchase accounting adjustments for acquisitions.

The increase in goodwill for the nine months ended September 30, 2015 primarily relates to the Omnicare acquisition.

The following is a summary of the Company's intangible assets as of September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
In millions	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks (indefinitely-lived)	$6,398	$—	$6,398	$6,398	$—	$6,398
Customer contracts and relationships and covenants not to compete	10,536	(3,921)	6,615	6,521	(3,549)	2,972
Favorable leases and other	1,087	(596)	491	880	(476)	404
	$18,021	$(4,517)	$13,504	$13,799	$(4,025)	$9,774

The Company amortizes intangible assets with finite lives over the estimated useful lives of the respective assets, which have a weighted average useful life of 15.6 years. The weighted average useful lives of the Company's customer contracts and relationships and covenants not to compete are 15.6 years. The amortization expense related to finite-lived intangible assets for the three and nine months ended September 30, 2015 was $160 million and $419 million, respectively. The amortization expense related to finite-lived intangible assets for the three and nine months ended September 30, 2014 was $126 million and $391 million, respectively.

Note 5 – Borrowings

The following table is a summary of the Company's borrowings as of September 30, 2015 and December 31, 2014:

In millions	September 30, 2015	December 31, 2014
Commercial paper	$—	$685
3.25% senior notes due 2015	—	550
1.2% senior notes due 2016	750	750
6.125% senior notes due 2016	421	421
5.75% senior notes due 2017	1,080	1,080
1.9% senior notes due 2018	2,250	—
2.25% senior notes due 2018	1,250	1,250
2.25% senior notes due 2019	850	850
6.6% senior notes due 2019	394	394
2.8% senior notes due 2020	2,750	—
4.75% senior notes due 2020	450	450
4.125% senior notes due 2021	550	550
2.75% senior notes due 2022	1,250	1,250
3.5% senior notes due 2022	1,500	—
4.75% senior notes due 2022	400	—
4% senior notes due 2023	1,250	1,250
3.375% senior notes due 2024	650	650
5% senior notes due 2024	300	—
3.875% senior notes due 2025	3,000	—
6.25% senior notes due 2027	453	453
3.25% senior debentures due 2035	4	—
3.25% senior exchange debentures due 2035	5	—
4.875% senior notes due 2035	2,000	—
6.125% senior notes due 2039	734	734
5.75% senior notes due 2041	493	493
5.3% senior notes due 2043	750	750
5.125% senior notes due 2045	3,500	—
Capital lease obligations	393	391
Other	28	41
Total debt principal	27,455	12,992
Debt premiums	45	—
Debt discounts and deferred financing costs	(278)	(102)
	27,222	12,890
Less:
Short-term debt (commercial paper)	—	(685)
Current portion of long-term debt	(451)	(575)
Long-term debt	$26,771	$11,630

On May 20, 2015, in connection with the acquisition of Omnicare, the Company entered into a $13 billion unsecured bridge loan facility. The Company paid approximately $52 million in fees in connection with the facility. The fees were capitalized and amortized as interest expense over the period the bridge facility was outstanding. The bridge loan facility expired on July 20, 2015 upon the Company’s issuance of unsecured senior notes with an aggregate principal of $15 billion as discussed below. The bridge loan facility fees were fully amortized during the nine months ended September 30, 2015.

On July 20, 2015, the Company issued an aggregate of $2.25 billion of 1.9% unsecured senior notes due 2018 (“2018 Notes”), an aggregate of $2.75 billion of 2.8% unsecured senior notes due 2020 (“2020 Notes”), an aggregate of $1.5 billion of 3.5%

unsecured senior notes due 2022 (“2022 Notes”), an aggregate of $3 billion of 3.875% unsecured senior notes due 2025 (“2025 Notes”), an aggregate of $2 billion of 4.875% unsecured senior notes due 2035 (“2035 Notes”), and an aggregate of $3.5 billion of 5.125% unsecured senior notes due 2045 (“2045 Notes” and, together with the 2018 Notes, 2020 Notes, 2022 Notes, 2025 Notes and 2035 Notes, the “Notes”) for total proceeds of approximately $14.8 billion, net of discounts and underwriting fees. The Notes pay interest semi-annually and contain redemption terms which allow or require the Company to redeem the Notes at a defined redemption price plus accrued and unpaid interest at the redemption date. The net proceeds of the Notes were used to fund the Omnicare acquisition and will be used to fund the Target Pharmacy Acquisition. Any remaining proceeds will be used for general corporate purposes.

Upon the closing of the Omnicare acquisition in August 2015, the Company assumed the long-term debt of Omnicare that had a fair value of approximately $3.1 billion, $2 billion of which was previously convertible into Omnicare shares that holders were able to redeem subsequent to the acquisition. During the period from August 18, 2015 to September 30, 2015, all but $9 million of the $2 billion of previously convertible debt was redeemed and repaid and approximately $0.4 billion in Omnicare term debt assumed was repaid for total repayments of Omnicare debt of approximately $2.4 billion during the third quarter of 2015. The remaining principal of the Omnicare debt assumed is comprised of senior unsecured notes with an aggregate principal amount of $700 million ($400 million of 4.75% senior notes due 2022 and $300 million of 5% senior notes due 2024). In September 2015, the Company commenced exchange offers for the 4.75% senior notes due 2022 and the 5% senior notes due 2024 to exchange all validly tendered and accepted notes issued by Omnicare for notes to be issued by the Company. This offer expired on October 20, 2015 and the aggregate principal amounts below of each of the Omnicare notes were validly tendered and exchanged for notes issued by the Company.

Interest Rate and Maturity	Aggregate Principal Amount (In Millions)	Percentage of Total Outstanding Principal Amount Exchanged
4.75% senior notes due 2022	$388	96.8%
5% senior notes due 2024	296	98.8%
Total senior notes issued under exchange transaction	$684

The Company expects to record this exchange transaction as a modification of the original debt instruments. As such, no gain or loss on extinguishment will be recognized in the Company's consolidated income statement as a result of this exchange transaction and issuance costs will be expensed as incurred.

The following is a summary of the Company's required principal debt repayments, excluding unamortized debt discounts, deferred financing costs and debt premiums, due during each of the next five years and thereafter, as of September 30, 2015:

Year Ending December 31:
In millions
2016	$1,207
2017	1,103
2018	3,526
2019	1,262
2020	3,219
Thereafter	17,138
Total	$27,455

Note 6 – Leasing

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

The following table is a summary of the Company’s net rental expense for operating leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2015	2014	2015	2014
Minimum rentals	$576	$569	$1,721	$1,692
Contingent rentals	9	9	25	26
	585	578	1,746	1,718
Less: sublease income	(5)	(5)	(16)	(16)
	$580	$573	$1,730	$1,702

The Company finances a portion of its store development program through sale-leaseback transactions. The properties are generally sold at net book value, which approximates fair value, and the resulting leases typically qualify and are accounted for as operating leases. The Company does not have any retained or contingent interests in the stores and does not provide any guarantees, other than a guarantee of lease payments, in connection with the sale-leaseback transactions. Proceeds from sale-leaseback transactions totaled $34 million and $328 million for the nine months ended September 30, 2015 and 2014, respectively.

Note 7 – Share Repurchase Programs

During the nine months ended September 30, 2015 the Company had the following outstanding share repurchase programs that were authorized by the Company’s Board of Directors:

In billions
Authorization Date	Authorized	Remaining
December 15, 2014 (“2014 Repurchase Program”)	$10.0	$8.8
December 17, 2013 (“2013 Repurchase Program”)	$6.0	—
		$8.8

The share repurchase programs, each of which was effective immediately, permit the Company to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase transactions, and/or other derivative transactions. The repurchase programs may be modified or terminated by the Board of Directors at any time.

During the three months ended September 30, 2015, the Company repurchased an aggregate of approximately 8.9 million shares of common stock for approximately $1.0 billion pursuant to the 2014 Repurchase Program. During the nine months ended September 30, 2015, the Company repurchased an aggregate of approximately 37.8 million shares of common stock for approximately $3.9 billion pursuant to the 2013 and 2014 Repurchase Programs. This activity includes the accelerated share repurchase agreements (“ASR”) described below. As of September 30, 2015, the 2013 Repurchase Program is complete.

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

Note 8 – Accumulated Other Comprehensive Income

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

Changes in accumulated other comprehensive income (loss) by component are shown on the next page:

	Three Months Ended September 30, 2015(1)
In millions	Foreign Currency	Losses on Cash Flow Hedges	Pension and Other Postretirement Benefits	Total
Balance, June 30, 2015	$(104)	$(8)	$(143)	$(255)
Other comprehensive income (loss) before reclassifications	(61)	—	—	(61)
Amounts reclassified from accumulated other comprehensive income (2)	—	—	—	—
Net other comprehensive income (loss)	(61)	—	—	(61)
Balance, September 30, 2015	$(165)	$(8)	$(143)	$(316)

	Three Months Ended September 30, 2014(1)
	Foreign Currency	Losses on Cash Flow Hedges	Pension and Other Postretirement Benefits	Total
Balance, June 30, 2014	$(15)	$(11)	$(106)	$(132)
Other comprehensive income (loss) before reclassifications	(29)	—	—	(29)
Amounts reclassified from accumulated other comprehensive income (2)	—	1	—	1
Net other comprehensive income (loss)	(29)	1	—	(28)
Balance, September 30, 2014	$(44)	$(10)	$(106)	$(160)

	Nine Months Ended September 30, 2015(1)
	Foreign Currency	Losses on Cash Flow Hedges	Pension and Other Postretirement Benefits	Total
Balance, December 31, 2014	$(65)	$(9)	$(143)	$(217)
Other comprehensive income (loss) before reclassifications	(100)	1	—	(99)
Amounts reclassified from accumulated other comprehensive income (2)	—	—	—	—
Net other comprehensive income (loss)	(100)	1	—	(99)
Balance, September 30, 2015	$(165)	$(8)	$(143)	$(316)

	Nine Months Ended September 30, 2014(1)
	Foreign Currency	Losses on Cash Flow Hedges	Pension and Other Postretirement Benefits	Total
Balance, December 31, 2013	$(30)	$(13)	$(106)	$(149)
Other comprehensive income (loss) before reclassifications	(14)	—	—	(14)
Amounts reclassified from accumulated other comprehensive income (2)	—	3	—	3
Net other comprehensive income (loss)	(14)	3	—	(11)
Balance, September 30, 2014	$(44)	$(10)	$(106)	$(160)

(1)	All amounts are net of tax.

(2)
The amounts reclassified from accumulated other comprehensive income for losses on cash flow hedges are recorded within interest expense, net on the condensed consolidated statement of income. The amounts reclassified from accumulated other comprehensive income for pension and other postretirement benefits are included in operating expenses on the condensed consolidated statement of income.

Note 9 – Stock-Based Compensation

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2015	2014	2015	2014
Stock-based compensation:
Stock options	$22	$26	$67	$76
Restricted stock awards	65	18	108	45
Total stock-based compensation	$87	$44	$175	$121

During the nine months ended September 30, 2015, the Company granted 4 million stock options with a weighted average fair value of $13.97 and a weighted average fair value exercise price of $102.28. The Company had 25 million stock options outstanding as of September 30, 2015 with a weighted average exercise price of $57.32 and a weighted average contractual term of 4.11 years. During the nine months ended September 30, 2015, the Company granted 3 million restricted stock awards with a weighted average fair value of $100.84. The Company had 6 million restricted stock awards unvested as of September 30, 2015 with a weighted average fair value of $59.78. Stock-based compensation for the three and nine months ended September 30, 2015 includes $38 million associated with accelerated vesting of restricted stock replacement awards issued to Omnicare executives who were terminated subsequent to the acquisition.

Note 10 – Interest Expense

The following are the components of net interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2015	2014	2015	2014
Interest expense	$268	$158	$577	$480
Interest income	(7)	(5)	(15)	(11)
Interest expense, net	$261	$153	$562	$469

Note 11 – Earnings Per Share

Earnings per share is computed using the two-class method. Options to purchase 3.5 million and 2.4 million shares of common stock were outstanding, but were not included in the calculation of diluted earnings per share, for the three and nine months ended September 30, 2015, respectively, because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. For the same reason, options to purchase approximately 4.1 million and 2.8 million shares of common stock were outstanding, but were not included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2014, respectively.

The following is a reconciliation of basic and diluted earnings per share from continuing operations for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2015	2014	2015	2014
Numerator for earnings per share calculations:
Income from continuing operations(1)	$1,230	$944	$3,711	$3,310

Denominators for earnings per share calculations:
Weighted average shares, basic	1,114	1,157	1,122	1,167
Effect of dilutive securities	7	7	8	8
Weighted average shares, diluted	1,121	1,164	1,130	1,175

Earnings per share from continuing operations:
Basic	$1.10	$0.82	$3.31	$2.84
Diluted	$1.10	$0.81	$3.28	$2.82

(1)
Comprised of income from continuing operations less net income attributable to noncontrolling interest and amounts allocable to participating securities of $6 million and $4 million for the three months ended September 30, 2015 and 2014, respectively, and $18 million and $13 million for the nine months ended September 30, 2015 and 2014, respectively.

Note 12 – Segment Reporting

The Company has three reportable segments: Pharmacy Services, Retail/LTC and Corporate. The Retail/LTC Segment includes the operating results of the Company's Retail Pharmacy and LTC operating segments as the operations and economic characteristics are similar. The Company’s segments maintain separate financial information for which operating results are evaluated on a regular basis by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company evaluates its Pharmacy Services and Retail/LTC segments’ performance based on net revenue, gross profit and operating profit before the effect of nonrecurring charges and gains and certain intersegment activities. The Company evaluates the performance of its Corporate Segment based on operating expenses before the effect of nonrecurring charges and gains and certain intersegment activities.

The Pharmacy Services Segment provides a full range of pharmacy benefit management (“PBM”) services including plan design and administration, formulary management, Medicare Part D services, mail order, specialty pharmacy and infusion services, retail pharmacy network management services, prescription management systems, clinical services, disease management services and medical spend management. The Company’s clients are primarily employers, insurance companies, unions, government employee groups, health plans, Managed Medicaid plans and other sponsors of health benefit plans, and individuals throughout the United States. A portion of covered lives primarily within the Managed Medicaid, health plan and employer markets have access to our services through public and private exchanges. Through the Company’s SilverScript Insurance Company subsidiary, the Company is a national provider of drug benefits to eligible beneficiaries under the federal government’s Medicare Part D program. The Pharmacy Services Segment operates under the CVS/caremarkTM Pharmacy Services, Caremark®, CVS CaremarkTM, CVS/caremarkTM, CarePlus CVS/pharmacy®, CVS/specialtyTM, RxAmerica®, Accordant®, SilverScript®, NovoLogix®, Coram®, Navarro® Health Services and Advanced Care Scripts® names. As of September 30, 2015, the Pharmacy Services Segment operated 24 retail specialty pharmacy stores, 11 specialty mail order pharmacies, five mail service dispensing pharmacies, and 83 branches for infusion and enteral services, including approximately 73 ambulatory infusion suites and six centers of excellence, located in 40 states, Puerto Rico and the District of Columbia.

The Retail/LTC Segment sells prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, personal care products, convenience foods, photo finishing, seasonal merchandise and greeting cards through the Company’s CVS/pharmacy®, CVS®, Longs Drugs®, Navarro Discount Pharmacy® and Drogaria Onofre® retail stores and online through CVS.com®, Navarro.comTM and Onofre.com.brTM. As of September 30, 2015, the Retail/LTC Segment included 7,911 retail drugstores (of which 7,852 operated a pharmacy), 33 onsite pharmacies, 1,020 retail medical clinics, and the online retail websites, CVS.com, Navarro.com and Onofre.com.br. The retail drugstores are located in 44 states, the District of Columbia, Puerto Rico and Brazil. The retail medical clinics operate under the MinuteClinic® name, and 1,013 are located within CVS/pharmacy stores. MinuteClinics utilize nationally-recognized medical protocols to diagnose and treat minor health conditions, perform health screenings, monitor chronic conditions and deliver vaccinations. The clinics are staffed by board-certified nurse practitioners and physician assistants who provide access to affordable care without appointment. With the acquisition of Omnicare, the Retail/LTC Segment now includes LTC operations, which is comprised of providing the distribution of pharmaceuticals, related pharmacy consulting and other ancillary services to chronic care facilities and other care settings, as well as commercialization services which are provided by RxCrossroads®. LTC is comprised of 113 spoke pharmacies that primarily handle new prescription orders and 32 hub pharmacies that use automation to support spoke pharmacies with refill prescriptions. LTC primarily operates under the Omnicare® and NeighborCare® names.

The Corporate Segment provides management and administrative services to support the Company. The Corporate Segment consists of certain aspects of executive management, corporate relations, legal, compliance, human resources, corporate information technology and finance departments.

In millions	Pharmacy Services Segment(1)	Retail/LTC Segment	Corporate Segment	Intersegment Eliminations(2)	Consolidated Totals
Three Months Ended
September 30, 2015:
Net revenues	$25,528	$17,912	$—	$(4,796)	$38,644
Gross profit	1,468	5,373	—	(180)	6,661
Operating profit (loss)(3)	1,162	1,643	(309)	(165)	2,331
September 30, 2014:
Net revenues	22,534	16,749	—	(4,262)	35,021
Gross profit	1,403	5,237	—	(172)	6,468
Operating profit (loss)	1,087	1,527	(196)	(172)	2,246
Nine Months Ended
September 30, 2015:
Net revenues	73,849	52,105	—	(13,810)	112,144
Gross profit	3,735	15,990	—	(498)	19,227
Operating profit (loss)(3)	2,837	5,050	(712)	(450)	6,725
September 30, 2014:
Net revenues	64,566	50,100	—	(12,354)	102,312
Gross profit	3,533	15,719	—	(518)	18,734
Operating profit (loss)	2,605	4,982	(591)	(518)	6,478

(1)          Net revenues of the Pharmacy Services Segment include approximately $2.1 billion and $1.9 billion of retail co-payments for the three months ended September 30, 2015 and 2014, respectively, as well as $6.8 billion and $6.1 billion of retail co-payments for the nine months ended September 30, 2015 and 2014, respectively.
(2)      Intersegment eliminations relate to intersegment revenue generating activities that occur between the Pharmacy Services Segment and the Retail/LTC Segment. These occur in the following ways: when members of Pharmacy Services Segment clients (“members”) fill prescriptions at retail stores to purchase covered products, when members enrolled in programs such as Maintenance Choice® elect to pick up maintenance prescriptions at a retail drugstore instead of receiving them through the mail, or when members have prescriptions filled at long-term care facilities. When these occur, both the Pharmacy Services and Retail/LTC segments record the revenues, gross profit and operating profit on a standalone basis.

(3)
The Corporate Segment operating loss includes $115 million and $135 million of acquisition-related transaction and integration costs for the three and nine months ended September 30, 2015, respectively.

Note 13 – Commitments and Contingencies

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

As of September 30, 2015, the Company guaranteed approximately 72 such store leases (excluding the lease guarantees related to Linens ‘n Things, which have been recorded as a liability on the condensed consolidated balance sheet), with the maximum remaining lease term extending through 2026. Management believes the ultimate disposition of any of the remaining guarantees will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or future cash flows.

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

The Company’s contingencies are subject to significant uncertainties, including, among other factors: (i) the procedural status of pending matters; (ii) whether class action status is sought and certified; (iii) whether asserted claims or allegations will survive dispositive motion practice; (iv) the extent of potential damages, fines or penalties, which are often unspecified or indeterminate; (v) the impact of discovery on the legal process; (vi) whether novel or unsettled legal theories are at issue; (vii) the settlement posture of the parties, and/or (viii) in the case of certain government agency investigations, whether a sealed qui tam lawsuit (“whistleblower” action) has been filed and whether the government agency makes a decision to intervene in the lawsuit following an investigation.

Except as otherwise noted, the Company cannot predict with certainty the timing or outcome of the legal matters described below, and is unable to reasonably estimate a possible loss or range of possible loss in excess of amounts already accrued for these matters.

•
Caremark (the term “Caremark” being used herein to generally refer to any one or more PBM subsidiaries of the Company, as applicable) was named in a putative class action lawsuit filed in October 2003 in Alabama state court by John Lauriello, purportedly on behalf of participants in the 1999 settlement of various securities class action and derivative lawsuits against Caremark and others. Other defendants include insurance companies that provided coverage to Caremark with respect to the settled lawsuits. The Lauriello lawsuit seeks approximately $3.2 billion in compensatory damages plus other non-specified damages based on allegations that the amount of insurance coverage available for the settled lawsuits was misrepresented and suppressed. A similar lawsuit was filed in November 2003 by Frank McArthur, also in Alabama state court, naming as defendants, among others, Caremark and several insurance companies involved in the 1999 settlement. This lawsuit was stayed as a later-filed class action, but McArthur was subsequently allowed to intervene in the Lauriello action. Following the close of class discovery, the trial court entered an Order on August 15, 2012 that granted the plaintiffs’ motion to certify a class pursuant to Alabama Rule of Civil Procedures 23(b)(3) but denied their request that the class also be certified pursuant to Rule 23(b)(1). In addition, the August 15, 2012 Order appointed class representatives and class counsel. On September 12, 2014, the Alabama Supreme Court affirmed the trial court’s August 15, 2012 Order. The case is proceeding and trial is currently scheduled to begin in February 2016.

•
Beginning in August 2003, various lawsuits were filed by pharmacies alleging that Caremark and other PBMs were violating certain antitrust laws. In August 2003, Bellevue Drug Co., Robert Schreiber, Inc. d/b/a Burns Pharmacy and Rehn-Huerbinger Drug Co. d/b/a Parkway Drugs #4, together with Pharmacy Freedom Fund and the National Community Pharmacists Association filed a putative class action against Caremark in the United States District Court for the Eastern District of Pennsylvania, seeking treble damages and injunctive relief. This case was initially sent to arbitration based on the contract terms between the pharmacies and Caremark, but later returned to federal court, where it currently remains. In addition, in October 2003, two independent pharmacies, North Jackson Pharmacy, Inc. and C&C, Inc. d/b/a Big C Discount Drugs, Inc., filed three separate putative class action complaints in the United States District Court for the Northern District of Alabama, all seeking treble damages and injunctive relief. One complaint named three Caremark entities as defendants, and the other two complaints named PBM competitors. The North Jackson Pharmacy case against two of the Caremark entities was transferred to the United States District Court for the Northern District of Illinois; the case against the third Caremark entity was sent to arbitration based on contract terms between the pharmacies and that entity. The arbitration was stayed at the parties’ request and later closed by the American Arbitration Association.

In August 2006, the Judicial Panel on Multidistrict Litigation issued an order transferring all related PBM antitrust cases, including the North Jackson Pharmacy cases, to the United States District Court for the Eastern District of Pennsylvania for coordinated and consolidated proceedings with the cases originally filed in that court, including the Bellevue matter. The consolidated action is now known as In re Pharmacy Benefit Managers Antitrust Litigation. A motion for class certification filed by the North Jackson Pharmacy plaintiffs against the Caremark defendants on August 31, 2015 is currently pending. In the Bellevue matter, the parties are in the early stages of discovery.

•
In February 2006, two substantially similar putative class action lawsuits were filed in the U.S. District Court for the Eastern District of Kentucky, and were consolidated and entitled Indiana State Dist. Council of Laborers & HOD Carriers Pension & Welfare Fund v. Omnicare, Inc., et al., No. 2:06cv26. The consolidated complaint was filed against Omnicare, three of its officers and two of its directors and purported to be brought on behalf of all open-market purchasers of Omnicare common stock from August 3, 2005 through July 27, 2006, as well as all purchasers who bought shares of Omnicare common stock in Omnicare’s public offering in December 2005. The complaint alleged violations of the Securities Exchange Act of 1934 and Section 11 of the Securities Act of 1933 and sought, among other things, compensatory damages and injunctive relief. After dismissals and appeals to the United States Court of Appeals for the Sixth Circuit, the United States Supreme Court remanded the case to the district court. In October 2015, the court granted plaintiffs’ motion to file a third amended complaint.

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

•
In November 2009, a securities class action lawsuit was filed in the United States District Court for the District of Rhode Island by Richard Medoff, purportedly on behalf of purchasers of CVS Health Corporation stock between May 5, 2009 and November 4, 2009. An amended complaint extended that time period back to October 30, 2008. The lawsuit names the Company and certain officers as defendants and includes allegations of securities fraud relating to public disclosures made by the Company concerning the PBM business and allegations of insider trading. In addition, a shareholder derivative lawsuit was filed by Mark Wuotila in December 2009 in the same court against the directors and certain officers of the Company. This lawsuit, which has remained stayed pending developments in the related securities class action, includes allegations of, among other things, securities fraud, insider trading and breach of fiduciary duties and further alleges that the Company was damaged by the purchase of stock at allegedly inflated prices under its share repurchase program. In January 2011, both lawsuits were transferred to the United States District Court for the District of New Hampshire. In August 2015, the Parties reached an agreement in principle to settle the Medoff action for $48 million. In September 2015, the Parties filed a joint stipulation seeking preliminary approval for this settlement. The Company denies any wrongdoing, and agreed to a settlement to avoid the burden, uncertainty and distraction of litigation. The settlement will be funded by insurance proceeds. The Wuotila derivative matter remains pending.

•
As part of a previously disclosed civil settlement agreement entered into by Omnicare with the U.S. Attorney’s Office, for the District of Massachusetts in November 2009, Omnicare also entered into an amended and restated corporate integrity agreement (“CIA”) with the OIG with a term of five years from November 2, 2009 with certain provisions continuing for a period after the term. In October 2015, Omnicare received a closure letter from the OIG. The Company is continuing discussions with the OIG around the CIA and its compliance program.

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

•
On October 29, 2010, a qui tam complaint entitled United States et al., ex rel. Banigan and Templin v. Organon USA, Inc., Omnicare, Inc. and PharMerica Corporation, Civil No. 07-12153-RWZ, that had been filed under seal with the U.S. District Court in Boston, Massachusetts, was ordered unsealed by the court. The complaint was brought by James Banigan and Richard Templin, former employees of Organon, as private party qui tam relators on behalf of the federal government and several state and local governments. The action alleges civil violations of the False Claims Act based on allegations that Organon and its affiliates paid Omnicare and several other long-term care pharmacies rebates, post-purchase discounts and other forms of remuneration in return for purchasing pharmaceuticals from Organon and taking steps to increase the purchase of Organon’s drugs in violation of the Anti-Kickback Statute. The U.S. Department of Justice declined to intervene in this action. The court denied Omnicare’s motion to dismiss in June 2012. Discovery is closed in this matter. The Company believes that the allegations are without merit.

•
In January 2012, the United States District Court for the Eastern District of Pennsylvania unsealed a first amended qui tam complaint filed in August 2011 by an individual relator, Anthony Spay, who is described in the complaint as having once been employed by a firm providing pharmacy prescription benefit audit and recovery services. The complaint seeks monetary damages and alleges that Caremark’s processing of Medicare claims on behalf of one of its clients violated the federal False Claims Act. The United States declined to intervene in the lawsuit. In September 2015, the Court granted Caremark's motion for summary judgment in its entirety, and entered judgment in favor of Caremark and against Spay.

•
In November 2012, the Company received a subpoena from the OIG requesting information concerning automatic refill programs used by pharmacies to refill prescriptions for customers. The Company has been cooperating and providing documents and other information in response to this request for information.

•
In 2013, Omnicare received subpoenas seeking information regarding Omnicare’s nationwide billing practices with regard to National Drug Code overrides and Omnicare’s May 2008 acquisition of Pure Service Pharmacy. In 2014, Omnicare received subpoenas seeking information regarding Omnicare’s Auto Label Verification system and Omnicare’s per diem arrangements. Omnicare has produced documents and provided information in response to these subpoenas and continues to cooperate in the investigations.

•
On March 22, 2013, a qui tam complaint entitled United States et al. ex rel. Susan Ruscher v. Omnicare, Inc. et al., Civil No. 08-cv-3396, which had been filed under seal in the U.S. District Court for the Southern District of Texas, was unsealed by the court. The complaint was brought by Susan Ruscher as a private party qui tam relator on behalf of the federal government and several state governments alleging violations of the federal False Claims Act and analogous state laws based upon allegations that Omnicare’s practices relating to customer collections violated the Anti-Kickback Statute. In September 2015, the court granted summary judgment dismissing all claims against Omnicare and denied relator’s motion for summary judgment related to Omnicare’s counterclaims and thereafter, on October 1, 2015, the court entered a final judgment for Omnicare and stayed trial on the counterclaims pending an appeal from the relator.

•
In January 2014, the U.S. District Court in the Southern District of New York unsealed a qui tam action in which the Company is a defendant. The suit originally was filed under seal in 2011 by relator David Kester, a former employee of Novartis Pharmaceuticals Corp. (“Novartis”). The suit alleges that Novartis, the Company, and other specialty pharmacies violated the federal False Claims Act, as well as the false claims acts of several states, by using pharmacists, nurses and other staff to recommend and increase the sales and market share for certain Novartis specialty drugs in exchange for patient referrals, rebates and discounts provided by Novartis. The federal government has intervened in the case as to some allegations against Novartis but has declined to intervene as to any of the allegations against the Company. Kester continued the litigation against the Company, but on June 16, 2015, filed a notice of settlement with the Court. The parties have filed a stipulation of dismissal as to the Company.

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

•
The U.S. Department of Justice, through the U.S. Attorney’s Office for the Western District of Virginia, investigated whether Omnicare’s activities in connection with the agreements it had with the manufacturer of the pharmaceutical Depakote violated the False Claims Act or the Anti-Kickback Statute. Omnicare cooperated with this investigation and believes that it has complied with applicable laws and regulations with respect to this matter. In connection with this matter, on December 22, 2014, the U.S. Department of Justice filed a civil complaint-in-intervention in two qui tam complaints, entitled United States, et al., ex rel. Spetter v. Abbott Laboratories, Inc., Omnicare, Inc., and PharMerica Corp., No. 1:07-cv-00006 and United States, et al., ex rel. McCoyd v. Abbott Laboratories, Omnicare, Inc., PharMerica Corp., and Miles White, No. 1:07-cv-00081, alleging civil violations of the False Claims Act in connection with the manufacturer agreements described above. In July 2015, the parties filed a Joint Motion to Stay the Litigation stating that the parties have reached a proposed resolution of the monetary terms of a potential settlement agreement. These financial terms are contingent on approval by authorized officials at the Department of Justice, negotiation of terms of a settlement agreement, approval and releases from the OIG, the National Association of Medicaid Fraud Control Units, and the Department of Justice, and coordination with discussions with the United States regarding other ongoing matters. While the Company believes that a final settlement will be reached, there can be no assurance that any final settlement agreement will be reached or as to the final terms of such settlement.

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

•
In July 2015, the U.S. District Court in the District of Massachusetts dismissed all claims alleged in a qui tam lawsuit that had been brought against the Company by a pharmacy auditor and a former CVS pharmacist. The lawsuit, which was initially filed under seal in 2011, alleged that the Company violated the federal False Claims Act, as well as the false claims acts of several states, by overcharging state and federal governments in connection with prescription drugs available through the Company’s Health Savings Pass program, a membership-based program that allows enrolled customers special pricing for typical 90-day supplies of various generic prescription drugs. The federal government had declined to intervene in the case. The plaintiffs are appealing the dismissal to the U.S. Court of Appeals for First Circuit.

•
On July 27, 2015, a consolidated class action complaint was filed by plaintiffs naming Omnicare, the members of the Omnicare Board of Directors, CVS Health, CVS Pharmacy and its merger subsidiary as defendants. The complaint alleged that the members of the Omnicare Board of Directors breached their fiduciary duties to Omnicare’s stockholders during merger negotiations by entering into the merger agreement and approving the merger, and the CVS parties aided and abetted such breaches of fiduciary duties. In September 2015, the court granted plaintiffs’ voluntary notice of dismissal of all allegations against the defendants.

•
The Attorney General of the State of Texas issued civil investigative demands and other requests in February 2012, May 2014, and May 2015, and has continued its investigation concerning the Health Savings Pass program and other pricing practices with respect to claims for reimbursement from the Texas Medicaid program.

•
In July and September 2015, related putative class actions were filed against the Company in the U.S. District Court in the Northern District of California and the Northern District of Illinois, respectively. The first case was brought by Christopher Corcoran and six other individuals who allegedly overpaid for prescriptions for generic drugs filled at CVS pharmacies. The second case was brought by Robert Podgorny and another individual on the same theory. Both complaints seek damages and injunctive relief under the consumer protection statutes and common laws of certain states.

•
In September 2015, Omnicare was served with an administrative subpoena by the DEA. The subpoena seeks documents related to controlled substance policies, procedures, and practices at eight pharmacy locations from May 2012 to present. The Company currently is evaluating the subpoena and intends to cooperate with any investigation.

The Company is also a party to other legal proceedings, government investigations, inquiries and audits arising in the normal course of its business, none of which is expected to be material to the Company. The Company can give no assurance, however, that its business, financial condition and results of operations will not be materially adversely affected, or that the Company will not be required to materially change its business practices, based on: (i) future enactment of new health care or other laws or regulations; (ii) the interpretation or application of existing laws or regulations as they may relate to the Company’s business, the pharmacy services, retail pharmacy, long-term care pharmacy or retail clinic industries or to the health care industry generally; (iii) pending or future federal or state governmental investigations of the Company’s business or the pharmacy services, retail pharmacy, long-term care pharmacy or retail clinic industry or of the health care industry generally; (iv) pending or future government enforcement actions against the Company; (v) adverse developments in any pending qui tam lawsuit against the Company, whether sealed or unsealed, or in any future qui tam lawsuit that may be filed against the Company; or (vi) adverse developments in pending or future legal proceedings against the Company or affecting the pharmacy services, retail pharmacy, long-term care pharmacy or retail clinic industry or the health care industry generally.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
CVS Health Corporation:

We have reviewed the condensed consolidated balance sheet of CVS Health Corporation (the Company) as of September 30, 2015, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2015 and 2014, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2015 and 2014. These financial statements are the responsibility of the Company’s management.

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

As discussed in Note 2 to the condensed consolidated financial statements, the Company has elected changes in its methods of accounting for front store inventories in the Retail/LTC Segment effective January 1, 2015.

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

October 30, 2015
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

Through our more than 7,900 retail drugstores, more than 1,000 walk-in health care clinics, a leading pharmacy benefits manager with more than 70 million plan members, a dedicated senior pharmacy care business serving more than one million patients per year, and expanding specialty pharmacy services, we enable people, businesses, and communities to manage health in more effective ways. We are delivering break-through products and services, from advising patients on their medications at our CVS/pharmacy® locations, to introducing unique programs to help control costs for our clients at CVS/caremarkTM, to innovating how care is delivered to our patients with complex conditions through CVS/specialtyTM, or by expanding access to high-quality, low-cost care at CVS/minuteclinicTM.

On August 18, 2015, the Company acquired 100% of the outstanding common shares and voting interests of Omnicare, Inc. (“Omnicare”), for $98 per share for a total of $9.6 billion and assumed long-term debt with a fair value of approximately $3.1 billion. Omnicare is a leading healthcare services company that specializes in the management of complex pharmaceutical care. As a result of the acquisition of Omnicare, the Company’s segments have been expanded. The Company’s Pharmacy Services Segment now also includes the specialty pharmacy operations of Omnicare. The Company’s Retail Pharmacy Segment now also includes the long-term care (“LTC”) operations, as well as the commercialization services of Omnicare, and has been renamed the “Retail/LTC Segment.” The LTC operations include providing the distribution of pharmaceuticals, related pharmacy consulting and other ancillary services to chronic care facilities and other care settings. The Company’s Corporate Segment now also includes certain aspects of Omnicare's corporate expenses.

We have three reportable segments: Pharmacy Services, Retail/LTC and Corporate.

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

Our specialty pharmacies support individuals that require complex and expensive drug therapies. Our specialty pharmacy business includes mail order and retail specialty pharmacies that operate under the CVS CaremarkTM, CarePlus CVS/pharmacy®, Navarro® Health Services and Advanced Care Scripts® names. The Pharmacy Services Segment also provides health management programs, which include integrated disease management programs for 17 conditions, through our Accordant® rare disease management offering. In addition, through our SilverScript Insurance Company subsidiary, we are a national provider of drug benefits to eligible beneficiaries under the federal government’s Medicare Part D program. The Pharmacy Services Segment operates under the CVS/caremarkTM Pharmacy Services, Caremark®, CVS CaremarkTM, CVS/caremarkTM, CarePlus

CVS/pharmacy®, RxAmerica®, Accordant®, SilverScript®, Coram®, CVS/specialtyTM, NovoLogix®, Navarro® Health Services and Advanced Care Scripts® names. As of September 30, 2015, the Pharmacy Services Segment operated 24 retail specialty pharmacy stores, 11 specialty mail order pharmacies, five mail service dispensing pharmacies, and 83 branches for infusion and enteral services, including approximately 73 ambulatory infusion suites and six centers of excellence, located in 40 states, Puerto Rico and the District of Columbia.

Retail/LTC Segment

Our Retail/LTC Segment sells prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, personal care products, convenience foods, photo finishing, seasonal merchandise and greeting cards through our CVS/pharmacy®, CVS®, Longs Drugs®, Navarro Discount Pharmacy® and Drogaria OnofreTM retail stores and online through CVS.com®, Navarro.comTM and Onofre.com.brTM. With the acquisition of Omnicare, the Retail/LTC Segment now also includes providing the distribution of pharmaceuticals, related pharmacy consulting and other ancillary services to chronic care facilities and other care settings, as well as commercialization services which are provided by RxCrossroads®. Our Retail/LTC Segment derives the majority of its revenues through the sale of prescription drugs, which are dispensed by our 26,000 pharmacists. Our Retail/LTC Segment also provides health care services through our CVS/minuteclinic offering. MinuteClinics are staffed by nurse practitioners and physician assistants who utilize nationally recognized protocols to diagnose and treat minor health conditions, perform health screenings, monitor chronic conditions, and deliver vaccinations. As of September 30, 2015, our Retail/LTC Segment included 7,911 retail drugstores (of which 7,852 operated a pharmacy) located in 44 states, the District of Columbia, Puerto Rico and Brazil operating primarily under the CVS/pharmacy®, CVS®, Longs Drugs®, Navarro Discount Pharmacy® or Drogaria OnofreTM names, 33 onsite pharmacies, 1,020 retail medical clinics operating under the MinuteClinic® name (of which 1,013 were located in CVS/pharmacy stores), and our online retail websites, CVS.com, Navarro.com and Onofre.com.br. LTC is comprised of 113 spoke pharmacies that primarily handle new prescription orders and 32 hub pharmacies that use proprietary automation to support spoke pharmacies with refill prescriptions. LTC operates primarily under the Omnicare® and NeighborCare® names.

Corporate Segment

The Corporate Segment provides management and administrative services to support the Company. The Corporate Segment consists of certain aspects of our executive management, corporate relations, legal, compliance, human resources, corporate information technology and finance departments.

Proposed Acquisition

On June 12, 2015, CVS Pharmacy, Inc. (“CVS Pharmacy”), a wholly owned subsidiary of CVS Health, entered into an Asset Purchase Agreement with Target Corporation (“Target”) pursuant to which Target agreed to sell its pharmacy and clinic businesses to CVS Pharmacy (the “Target Pharmacy Acquisition”). The purchase price is $1.887 billion, payable in cash at closing and is subject to certain adjustments. The timing of the closing is uncertain, and is subject to receipt of regulatory approval and other customary conditions.

We used the net proceeds from the July 2015 debt offering to fund the acquisition of Omnicare and will use a portion of the $14.8 billion in net proceeds for the Target Pharmacy Acquisition. Any remaining proceeds from the offering will be used for general corporate purposes.

Results of Operations

The following discussion explains the material changes in our results of operations for the three months and nine months ended September 30, 2015 and 2014, and the significant developments affecting our financial condition since December 31, 2014. We strongly recommend that you read our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”) along with this report.

Summary of the Condensed Consolidated Financial Results:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2015	2014	2015	2014

Net revenues	$38,644	$35,021	$112,144	$102,312
Cost of revenues	31,983	28,553	92,917	83,578
Gross profit	6,661	6,468	19,227	18,734
Operating expenses	4,330	4,222	12,502	12,256
Operating profit	2,331	2,246	6,725	6,478
Interest expense, net	261	153	562	469
Loss on early extinguishment of debt	—	521	—	521
Income before income tax provision	2,070	1,572	6,163	5,488
Income tax provision	833	624	2,433	2,165
Income from continuing operations	1,237	948	3,730	3,323
Income from discontinued operations, net of tax	10	—	10	—
Net income	1,247	948	3,740	3,323
Net income attributable to noncontrolling interest	(1)	—	(1)	—
Net income attributable to CVS Health	$1,246	$948	$3,739	$3,323

Net Revenues

Net revenues increased approximately $3.6 billion, or 10.3%, and $9.8 billion, or 9.6%, in the three and nine months ended September 30, 2015, respectively, as compared to the prior year. The increase in the Pharmacy Services Segment was primarily driven by growth in specialty pharmacy and increased volume in pharmacy network claims. The increase in the Retail/LTC Segment was primarily due to an increase in pharmacy same store sales and revenue from new stores. Both segments benefited from the Omnicare acquisition. Net revenues in both periods were negatively affected by increased generic dispensing rates for both the Pharmacy Services and Retail/LTC segments. However, the year-over-year increase in generic dispensing rates was not as significant in the three and nine months ended September 30, 2015 compared to the corresponding periods in the prior year. Generic prescription drugs typically have a lower selling price than brand name prescription drugs.

Please see the section entitled “Segment Analysis” below for additional information regarding net revenues.

Gross Profit

Gross profit dollars increased $193 million, or 3.0%, and $493 million, or 2.6%, in the three and nine months ended September 30, 2015, respectively, as compared to the prior year. Gross profit as a percentage of net revenues decreased approximately 120 basis points in both the three and nine months ended September 30, 2015 to 17.2% and 17.1%, respectively, as compared to the prior year. The decrease in gross profit as a percentage of net revenues was driven by a change in the mix of business with the Pharmacy Services Segment growing faster than the Retail/LTC Segment, as well as moderate declines in gross margin in both segments. Gross profit dollars for the three and nine months ended September 30, 2015, were positively impacted by an increase in generic dispensing rates compared to the prior year.

Please see the section entitled “Segment Analysis” below for additional information regarding gross profit.

Operating Expenses

Operating expenses increased $108 million, or 2.6%, and $246 million, or 2.0%, in the three and nine months ended September 30, 2015, respectively, as compared to the prior year. Operating expenses as a percentage of net revenues decreased approximately 80 basis points to 11.2% and 11.1% in the three and nine months ended September 30, 2015, respectively, as compared to 12.1% and 12.0% in the three and nine months ended September 30, 2014, respectively. The increase in operating expense dollars in the three and nine months ended September 30, 2015, was primarily due to incremental store operating costs associated with operating more stores in our Retail/LTC Segment, as well as the addition of LTC through the Omnicare acquisition in August 2015. The decrease in operating expenses as a percentage of net revenues for the three and nine months ended September 30, 2015 was driven by higher legal costs in the three and nine months ended September 30, 2014.

Please see the section entitled “Segment Analysis” below for additional information regarding operating expenses.

Interest Expense, net

Interest expense, net, increased $108 million and $93 million in the three and nine months ended September 30, 2015, respectively, as compared to the prior year. The increase in the three and nine months ended September 30, 2015 was primarily due to the amortization of bridge facility fees of $52 million for the unsecured bridge facility that was entered into on May 20, 2015 and was amortized to interest expense over the period it was outstanding, the $15 billion debt issuance in July 2015 and the debt assumed through the Omnicare acquisition. See Note 5, “Borrowings” for additional information.

For additional information on our financing activities, please see the “Liquidity and Capital Resources” section later in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Income Tax Provision

Our effective income tax rate was 40.2% and 39.5% for the three and nine months ended September 30, 2015, compared to 39.7% and 39.4% for the three and nine months ended September 30, 2014. The difference in the effective income tax rate for the three and nine months ended September 30, 2015, was primarily due to nondeductible acquisition costs incurred in the Omnicare acquisition.

Income from Discontinued Operations

The income from discontinued operations for the three and nine months ended September 30, 2015 consisted of $10 million of lease-related income associated with guarantees of store lease obligations of Linens 'n Things, a former subsidiary of the Company that became insolvent subsequent to its disposition.

See Note 13, “Commitments and Contingencies” for additional information about our lease guarantees.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest represents the minority shareholders' portion of the net income from our majority owned subsidiaries. The net income attributable to noncontrolling interest for both the three and nine months ended September 30, 2015 and 2014 was $1 million.

Segment Analysis

We evaluate the performance of our Pharmacy Services and Retail/LTC segments based on net revenue, gross profit and operating profit before the effect of nonrecurring charges and gains and certain intersegment activities. We evaluate the performance of our Corporate Segment based on operating expenses before the effect of nonrecurring charges and gains and certain intersegment activities. The following is a reconciliation of our segments to the condensed consolidated financial statements:

In millions	Pharmacy Services Segment(1)	Retail/LTC Segment	Corporate Segment	Intersegment Eliminations (2)	Consolidated Totals
Three Months Ended
September 30, 2015:
Net revenues	$25,528	$17,912	$—	$(4,796)	$38,644
Gross profit	1,468	5,373	—	(180)	6,661
Operating profit (loss)(3)	1,162	1,643	(309)	(165)	2,331
September 30, 2014:
Net revenues	22,534	16,749	—	(4,262)	35,021
Gross profit	1,403	5,237	—	(172)	6,468
Operating profit (loss)	1,087	1,527	(196)	(172)	2,246
Nine Months Ended
September 30, 2015:
Net revenues	73,849	52,105	—	(13,810)	112,144
Gross profit	3,735	15,990	—	(498)	19,227
Operating profit (loss)(3)	2,837	5,050	(712)	(450)	6,725
September 30, 2014:
Net revenues	64,566	50,100	—	(12,354)	102,312
Gross profit	3,533	15,719	—	(518)	18,734
Operating profit (loss)	2,605	4,982	(591)	(518)	6,478

(1)
Net revenues of the Pharmacy Services Segment include approximately $2.1 billion and $1.9 billion of retail co-payments for the three months ended September 30, 2015 and 2014, respectively, as well as $6.8 billion and $6.1 billion of retail co-payments for the nine months ended September 30, 2015 and 2014, respectively.

(2)
Intersegment eliminations relate to intersegment revenue generating activities that occur between the Pharmacy Services Segment and the Retail/LTC Segment. These occur in the following ways: when members of Pharmacy Services Segment clients (“members”) fill prescriptions at retail stores to purchase covered products, when members enrolled in programs such as Maintenance Choice® elect to pick up maintenance prescriptions at a retail drugstore instead of receiving them through the mail, or when members have prescriptions filled at long-term care facilities. When these occur, both the Pharmacy Services and Retail/LTC segments record the revenues, gross profit and operating profit on a standalone basis.

(3)
The Corporate Segment operating loss includes $115 million and $135 million of acquisition-related transaction and integration costs for the three and nine months ended September 30, 2015, respectively.

Pharmacy Services Segment

The following table summarizes our Pharmacy Services Segment’s performance for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2015	2014	2015	2014

Net revenues	$25,528	$22,534	$73,849	$64,566
Gross profit	1,468	1,403	3,735	3,533
Gross profit % of net revenues	5.8%	6.2%	5.1%	5.5%
Operating expenses	306	316	898	928
Operating expense % of net revenues	1.2%	1.4%	1.2%	1.4%
Operating profit	1,162	1,087	2,837	2,605
Operating profit % of net revenues	4.6%	4.8%	3.8%	4.0%
Net revenues:
Mail choice(2)	$9,735	$8,054	$27,592	$22,641
Pharmacy network(1)(3)	15,716	14,420	46,043	41,748
Other	77	60	214	177
Pharmacy claims processed:
Total	251.0	230.3	752.3	689.1
Mail choice(2)	21.9	20.7	63.5	61.1
Pharmacy network(1)(3)	229.1	209.6	688.8	628.0
Generic dispensing rate:
Total	83.8%	82.5%	83.7%	82.3%
Mail choice(2)	76.5%	75.0%	76.3%	74.5%
Pharmacy network(1)(3)	84.5%	83.2%	84.4%	83.1%
Mail choice penetration rate	21.1%	21.7%	20.5%	21.5%

(1)          Pharmacy network net revenues, claims processed and generic dispensing rates do not include Maintenance Choice®, which are included within the mail choice category.
(2)          Mail choice is defined as claims filled at a Pharmacy Services mail facility, which includes specialty mail claims inclusive of Specialty Connect® claims filled at retail, as well as prescriptions filled at retail under the Maintenance Choice program.
(3)          Pharmacy network is defined as claims filled at retail and specialty pharmacies, including our retail drugstores and long-term care pharmacies, but excluding Maintenance Choice activity.

Net Revenues

Net revenues in our Pharmacy Services Segment increased $3.0 billion, or 13.3%, to $25.5 billion in the three months ended September 30, 2015, as compared to the prior year. The increase is primarily due to growth in specialty pharmacy, driven by new clients and increased volume from new products, as well as inflation and increased pharmacy network claims. As you review our Pharmacy Services Segment’s performance in this area, we believe you should consider the following important information that impacted the three months ended September 30, 2015:

•
Our mail choice claims processed increased 5.6% to 21.9 million claims in the three months ended September 30, 2015, compared to 20.7 million claims in the prior year. The increase in mail choice claims was driven by specialty and continuing adoption of our Maintenance Choice offerings.

•	Our average revenue per mail choice claim increased by 14.4%, compared to the prior year. This increase was primarily due to growth in specialty pharmacy.

•
Our pharmacy network claims processed increased 9.3% to 229.1 million claims in the three months ended September 30, 2015, compared to 209.6 million claims in the prior year. The increase in the pharmacy network claim volume was primarily due to net new business, as well as growth in Managed Medicaid.

•	Our average revenue per pharmacy network claim processed remained relatively flat compared to the prior year.

•
Our mail choice generic dispensing rate increased to 76.5% in the three months ended September 30, 2015, compared to 75.0% in the prior year. Our pharmacy network generic dispensing rate increased to 84.5%, compared to 83.2% in the prior year. These continued increases in mail choice and pharmacy network generic dispensing rates were primarily due to the impact of new generic drug introductions, and our continuous efforts to encourage plan members to use generic drugs when they are available. We believe our generic dispensing rates will continue to increase in future periods, albeit at a slower pace. This increase will be affected by, among other things, the number of new generic drug introductions and our success at encouraging plan members to utilize generic drugs when they are available and clinically appropriate.

Net revenues increased $9.3 billion, or 14.4%, to $73.8 billion in the nine months ended September 30, 2015, as compared to the prior year. The increase is primarily due to growth in specialty pharmacy, driven by increased volume from new products and new clients, as well as inflation and increased pharmacy network claims. As you review our Pharmacy Services Segment’s performance in this area, we believe you should consider the following important information that impacted the nine months ended September 30, 2015:

•
Our mail choice claims processed increased 4.1% to 63.5 million claims in the nine months ended September 30, 2015, compared to 61.1 million claims in the prior year. The increase in mail choice claims was driven by specialty claim volume and increased claims associated with the continuing adoption of our Maintenance Choice offerings.

•	Our average revenue per mail choice claim increased by 17.1%, compared to the prior year. This increase was primarily due to growth in specialty pharmacy.

•
Our pharmacy network claims processed increased 9.7% to 688.8 million claims in the nine months ended September 30, 2015, compared to 628.0 million claims in the prior year. The increase in the pharmacy network claim volume was primarily due to net new business, as well as growth in Managed Medicaid.

•	Our average revenue per pharmacy network claim processed remained relatively flat compared to the prior year.

•
Our mail choice generic dispensing rate increased to 76.3% in the nine months ended September 30, 2015, compared to 74.5% in the prior year. Our pharmacy network generic dispensing rate increased to 84.4%, compared to 83.1% in the prior year. These continued increases in mail choice and pharmacy network generic dispensing rates were primarily due to the impact of new generic drug introductions, and our continuous efforts to encourage plan members to use generic drugs when they are available. We believe our generic dispensing rates will continue to increase in future periods, albeit at a slower pace. This increase will be affected by, among other things, the number of new generic drug introductions and our success at encouraging plan members to utilize generic drugs when they are available and clinically appropriate.

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

Gross profit increased $65 million, or 4.7%, to approximately $1.5 billion in the three months ended September 30, 2015, as compared to the prior year. Gross profit as a percentage of net revenues decreased to 5.8% in the three months ended September 30, 2015, compared to 6.2% in the prior year. Gross profit increased $202 million, or 5.7%, to approximately $3.7 billion in the nine months ended September 30, 2015, as compared to the prior year. Gross profit as a percentage of net revenues decreased to 5.1% in the nine months ended September 30, 2015, compared to 5.5% in the prior year. The increase in gross profit dollars was primarily due to volume increases and higher generic dispensing, as well as favorable purchasing and rebate economics, partially offset by price compression. The decrease in gross profit as a percentage of net revenues was primarily due to price compression, partially offset by favorable generic dispensing, as well as favorable purchasing and rebate economics.

As you review our Pharmacy Services Segment’s performance in this area, we believe you should consider the following important information that had an impact on the three and nine months ended September 30, 2015:

•
Our gross profit dollars and gross profit as a percentage of net revenues continued to be impacted by our efforts to (i) retain existing clients, (ii) obtain new business and (iii) maintain or improve the rebates and/or discounts we received from manufacturers, wholesalers and retail pharmacies. In particular, competitive pressures in the PBM industry have caused us and other PBMs to continue to share a larger portion of rebates and/or discounts received from pharmaceutical manufacturers with clients. In addition, market dynamics and regulatory changes have impacted our ability to offer plan sponsors pricing that includes retail network “differential” or “spread”. We expect these trends to continue. The “differential” or “spread” is any difference between the drug price charged to plan sponsors, including Medicare Part D plan sponsors, by a PBM and the price paid for the drug by the PBM to the dispensing provider. The increased use by patients of generic drugs has positively impacted our gross profit margins but has resulted in third party payors augmenting their efforts to reduce reimbursement payments for prescriptions. This trend, which we expect to continue, reduces the benefit we realize from brand to generic product conversions.

•
Our gross profit as a percentage of revenues benefited from the increase in our total generic dispensing rate, which increased to 83.8% and 83.7% in the three and nine months ended September 30, 2015, respectively, compared to our generic dispensing rate of 82.5% and 82.3% in the prior year, respectively. This increase was primarily due to new generic drug introductions and our continual efforts to encourage plan members to use clinically appropriate generic drugs when they are available. We expect the trend in generic introductions to continue, albeit at a slower pace.

Operating Expenses

Operating expenses in our Pharmacy Services Segment include selling, general and administrative expenses; depreciation and amortization related to selling, general and administrative activities; and expenses related to specialty retail pharmacies, which includes store and administrative payroll, employee benefits and occupancy costs.

Operating expenses decreased $10 million to $306 million, or 1.2% as a percentage of net revenues, in the three months ended September 30, 2015, compared to $316 million, or 1.4% as a percentage of net revenues, in the prior year. Operating expenses decreased $30 million to $898 million, or 1.2% as a percentage of net revenues, in the nine months ended September 30, 2015, compared to $928 million, or 1.4% as a percentage of net revenues, in the prior year. Operating expenses as a percentage of net revenues improved slightly for the three and nine months ended September 30, 2015. The decrease in operating expense dollars for the three and nine months ended September 30, 2015 was primarily due to lower integration costs from the Coram acquisition which occurred in January 2014.

Retail/LTC Segment

The following table summarizes our Retail/LTC Segment’s performance for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2015	2014	2015	2014

Net revenues	$17,912	$16,749	$52,105	$50,100
Gross profit	5,373	5,237	15,990	15,719
Gross profit % of net revenues	30.0%	31.3%	30.7%	31.4%
Operating expenses	3,730	3,710	10,940	10,737
Operating expense % of net revenues	20.8%	22.1%	21.0%	21.4%
Operating profit	1,643	1,527	5,050	4,982
Operating profit % of net revenues	9.2%	9.1%	9.7%	9.9%
Prescriptions filled (90 Day = 3 Rx) (1)	258.7	233.7	744.1	691.1
Net revenue increase (decrease):
Total	6.9%	3.1%	4.0%	3.5%
Pharmacy	10.4%	5.3%	7.0%	5.0%
Front store	(2.4)%	(3.7)%	(3.7)%	(1.6)%
Total prescription volume (90 Day = 3 Rx) (1)	10.7%	6.4%	7.7%	4.6%
Same store increase (decrease)(2):
Total sales	1.7%	2.0%	1.1%	2.3%
Pharmacy sales	4.6%	4.8%	4.3%	4.5%
Front store sales(3)	(5.8)%	(4.5)%	(6.6)%	(2.9)%
Prescription volume (90 Day = 3 Rx) (1)	4.4%	5.1%	4.8%	3.7%
Generic dispensing rate	84.8%	83.3%	84.7%	83.3%
Pharmacy % of total revenues	74.1%	71.8%	72.5%	70.5%

(1)
Includes the adjustment to convert 90-day, non-specialty prescriptions to the equivalent of three 30-day prescriptions. This adjustment reflects the fact that these prescriptions include approximately three times the amount of product days supplied compared to a normal prescription.

(2)	Same store sales and prescriptions exclude revenues from MinuteClinic, and revenue and prescriptions from stores in Brazil, LTC operations and from commercialization services.

(3)
Front store same store sales would have been approximately 490 and 690 basis points higher for the three and nine months ended September 30, 2015, respectively, if tobacco and the estimated associated basket sales were excluded from the three months and nine months ended September 30, 2014.

As of September 30, 2015, we operated 7,911 retail drugstores, compared to 7,779 retail drugstores as of September 30, 2014.

Net Revenues

Net revenues in our Retail/LTC Segment increased $1.2 billion, or 6.9%, to approximately $17.9 billion in the three months ended September 30, 2015, as compared to the prior year. Net revenues increased $2.0 billion, or 4.0%, to approximately $52.1 billion in the nine months ended September 30, 2015, as compared to the prior year. As you review our Retail/LTC Segment’s performance in this area, we believe you should consider the following important information that had an impact on the three and nine months ended September 30, 2015:

•
Net revenues from new stores accounted for approximately 140 basis points and 160 basis points of the increase in our total net revenues for the three and nine months ended September 30, 2015, respectively. Total net revenues were also positively affected by the addition of LTC operations.

•
Front store same store sales decreased by 5.8% and 6.6% for the three and nine months ended September 30, 2015, respectively, compared to the prior year. The decrease is primarily due to the Company’s decision to stop selling tobacco products and softer customer traffic. On a comparable basis, front store same store sales would have been approximately 490 and 690 basis points higher for the three and nine months ended September 30, 2015, respectively, if tobacco and the estimated associated basket sales were excluded from both the three and nine months ended September 30, 2014.

•
Pharmacy same store sales increased 4.6% and 4.3% for the three and nine months ended September 30, 2015, respectively, as compared to the prior year. The increase in pharmacy same store sales was primarily due to the increase in same store script growth of 4.4% and 4.8% for the three and nine months ended September 30, 2015, respectively.

•
Pharmacy revenues continue to be negatively impacted by the conversion of brand name drugs to equivalent generic drugs, which typically have a lower selling price. Pharmacy same store sales were negatively impacted by approximately 450 and 370 basis points for the three and nine months ended September 30, 2015, respectively, due to recent generic introductions. The generic dispensing rate grew to 84.8% and 84.7% for the three and nine months ended September 30, 2015, respectively, compared to 83.3% for both of the comparable periods in the prior year, respectively. In addition, our pharmacy revenue growth has also been affected by continued reimbursement pressure, the lack of significant new brand name drug introductions and an increase in the number of over-the-counter remedies that were historically only available by prescription.

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

Gross Profit

Gross profit in our Retail/LTC Segment includes net revenues less the cost of merchandise sold in the period and the related purchasing costs, warehousing costs, delivery costs and actual and estimated inventory losses.

Gross profit increased $136 million, or 2.6%, to $5.4 billion in the three months ended September 30, 2015, as compared to the prior year. Gross profit increased $271 million, or 1.7%, to $16.0 billion in the nine months ended September 30, 2015, as compared to the prior year. Gross profit as a percentage of net revenues decreased to 30.0% and 30.7% in the three and nine months ended September 30, 2015, compared to 31.3% and 31.4% in the three and nine months ended September 30, 2014.

The increase in gross profit dollars was primarily driven by the addition of LTC, same store sales and new store sales, as well as favorable purchasing economics, partially offset by continued reimbursement pressure. The decrease in gross profit as a percentage of net revenues was primarily driven by a decline in pharmacy margins due to continued reimbursement pressure, partially offset by favorable pharmacy purchasing economics, as well as increased front store margins due to changes in the mix of products sold.

As you review our Retail/LTC Segment’s performance in this area, we believe you should consider the following important information that impacted the three and nine months ended September 30, 2015:

•
Front store revenues as a percentage of total revenues for the three and nine months ended September 30, 2015, was 25.3% and 26.9%, respectively, compared to 27.7% and 29.0% in the prior year, respectively. On average, our gross profit on front store revenues is higher than our gross profit on pharmacy revenues. Pharmacy revenues as a percentage of total revenues increased approximately 250 and 200 basis points in the three and nine months ended September 30, 2015, respectively, compared to the prior year. This was due to pharmacy revenues growing faster than front store revenues, as well as the acquisition of Omnicare. The mix effect from a higher proportion of pharmacy sales had a negative effect on our overall gross profit for the three and nine months ended September 30, 2015, respectively, compared to the prior year. This negative effect was partially offset by increased generic drug dispensing rates, the removal of tobacco products from our stores and increased store brand penetration.

•
During the three and nine months ended September 30, 2015, our front store gross profit as a percentage of net revenues increased compared to the same period in the prior year. The increase is primarily related to a change in the mix of products sold, including the removal of tobacco products from our stores, and higher store brand sales.

•
Our pharmacy gross profit rates have been adversely affected by the efforts of managed care organizations, PBMs and governmental and other third-party payors to reduce their prescription drug costs, as well as changes in the mix of our business within pharmacy. In the event this trend accelerates, we may not be able to sustain our current rate of revenue growth and gross profit dollars could be adversely impacted. The increased use of generic drugs has positively impacted our gross profit but has resulted in third-party payors augmenting their efforts to reduce reimbursement payments to retail pharmacies for prescriptions. This trend, which we expect to continue, reduces the benefit we realize from brand to generic product conversions.

Operating Expenses

Operating expenses in our Retail/LTC Segment include payroll and employee benefits, occupancy costs, selling expenses, advertising expenses, depreciation and amortization expense and certain administrative expenses.

Operating expenses increased $20 million to $3.7 billion, or 20.8% as a percentage of net revenues, in the three months ended September 30, 2015, as compared to $3.7 billion, or 22.1% as a percentage of net revenues, in the prior year. Operating expenses increased $203 million to $10.9 billion, or 21.0% as a percentage of net revenues, in the nine months ended September 30, 2015, as compared to $10.7 billion, or 21.4% as a percentage of net revenues, in the prior year. The increase in operating expense dollars for the three and nine months ended September 30, 2015, was primarily due to the addition of LTC, including acquisition-related integration costs of $12 million, and incremental store operating costs associated with operating more stores. Operating expenses as a percentage of net revenues for the three and nine months ended September 30, 2015 improved primarily due to higher legal costs in the three and nine months ended September 30, 2014.

Corporate Segment

Operating Expenses

Operating expenses in our Corporate Segment include expenses from the Company’s executive management, corporate relations, legal, compliance, human resources, corporate information technology and finance departments. Operating expenses increased $113 million, or 57.6%, to $309 million and $121 million, or 20.4%, to $712 million in the three and nine months ended September 30, 2015, respectively, as compared to the prior year. The increase in operating expenses for the three and nine months ended September 30, 2015 was primarily due to acquisition-related transaction and integration costs associated with the acquisition of Omnicare and the proposed Target Pharmacy Acquisition. Acquisition-related transaction and integration costs were $115 million and $135 million for the three and nine months ended September 30, 2015, respectively.

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

The change in cash and cash equivalents is as follows:

	Nine Months Ended September 30,
in millions	2015	2014
Net cash provided by operating activities	$4,841	$4,714
Net cash used in investing activities	(11,000)	(3,534)
Net cash provided by (used in) financing activities	6,576	(4,133)
Effect of exchange rate changes on cash and cash equivalents	(8)	(4)
Net increase (decrease) in cash and cash equivalents	$409	$(2,957)

Net cash provided by operating activities was approximately $4.8 billion in the nine months ended September 30, 2015, compared to $4.7 billion in the nine months ended September 30, 2014. The $0.1 billion increase in cash provided by operating activities is primarily due to various changes in working capital.

Net cash used in investing activities was approximately $11.0 billion in the nine months ended September 30, 2015, compared to $3.5 billion in the nine months ended September 30, 2014. The increase in cash used in investing activities is primarily due to the $9.6 billion in cash consideration paid for the acquisition of Omnicare in August 2015 compared to the $2.1 billion paid for the Coram acquisition in January 2014.

Net cash provided by financing activities was $6.6 billion in the nine months ended September 30, 2015, compared to net cash used in financing activities of $4.1 billion in the nine months ended September 30, 2014. The $10.7 billion increase in cash provided by financing activities was primarily due to higher net borrowings in 2015 including the $14.8 billion in net proceeds received from the July 2015 debt issuance. This was partially offset by an increase in share repurchases and changes in commercial paper outstanding.

During the nine months ended September 30, 2015, the Company had the following outstanding share repurchase programs that were authorized by the Company’s Board of Directors:

In billions
Authorization Date	Authorized	Remaining
December 15, 2014 (“2014 Repurchase Program”)	$10.0	$8.8
December 17, 2013 (“2013 Repurchase Program”)	$6.0	—
		$8.8

The share repurchase programs, each of which was effective immediately, permit the Company to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase transactions, and/or other derivative transactions. The repurchase programs may be modified or terminated by the Board of Directors at any time.

During the nine months ended September 30, 2015, the Company repurchased an aggregate of approximately 37.8 million shares of common stock for approximately $3.9 billion pursuant to the 2013 and 2014 Repurchase Programs which includes the accelerated share repurchase agreement (“ASR”) described below. As of September 30, 2015, the 2013 Repurchase Program is complete.

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

We did not have any outstanding commercial paper as of September 30, 2015. In connection with our commercial paper program, we maintain a $1.0 billion, five-year unsecured back-up credit facility, which expires on May 23, 2018, and $1.25 billion, five-year unsecured back-up credit facility, which expires on July 24, 2019. In addition, in July 2015, the Company entered into a new $1.25 billion, five-year unsecured back-up credit facility, which expires on July 1, 2020. Upon the closing of that new credit facility, the Company terminated a $1.25 billion five-year unsecured back-up credit facility which was to expire on February 17, 2017. The credit facilities allow for borrowings at various rates that are dependent, in part, on the Company’s public debt ratings and require the Company to pay a weighted average quarterly facility fee of approximately 0.03%, regardless of usage. As of September 30, 2015, there were no borrowings outstanding under the back-up credit facilities.

Our back-up credit facilities and unsecured senior notes contain customary restrictive financial and operating covenants. These covenants do not include a requirement for the acceleration of our debt maturities in the event of a downgrade in our credit rating. We do not believe the restrictions contained in these covenants materially affect our financial or operating flexibility.

On May 20, 2015, in connection with the acquisition of Omnicare, the Company entered into a $13 billion unsecured bridge loan facility. The Company paid approximately $52 million in fees in connection with the facility. The fees were capitalized and amortized as interest expense over the period the bridge facility was outstanding. The bridge loan facility expired on July 20, 2015 upon the Company’s issuance of unsecured senior notes with an aggregate principal of $15 billion as discussed below. The bridge loan facility fees were fully amortized during the nine months ended September 30, 2015.

On July 20, 2015, the Company issued an aggregate of $2.25 billion of 1.9% unsecured senior notes due 2018 (“2018 Notes”), an aggregate of $2.75 billion of 2.8% unsecured senior notes due 2020 (“2020 Notes”), an aggregate of $1.5 billion of 3.5% unsecured senior notes due 2022 (“2022 Notes”), an aggregate of $3 billion of 3.875% unsecured senior notes due 2025 (“2025 Notes”), an aggregate of $2.00 billion of 4.875% unsecured senior notes due 2035 (“2035 Notes”), and an aggregate of $3.5 billion of 5.125% unsecured senior notes due 2045 (“2045 Notes” and, together with the 2018 Notes, 2020 Notes, 2022 Notes, 2025 Notes and 2035 Notes, the “Notes”) for total proceeds of approximately $14.8 billion, net of discounts and underwriting fees. The Notes pay interest semi-annually and contain redemption terms which allow or require the Company to redeem the Notes at a defined redemption price plus accrued and unpaid interest at the redemption date. The net proceeds of the Notes were used to fund the acquisition of Omnicare and will be used to fund the Target Pharmacy Acquisition. Any remaining proceeds will be used for general corporate purposes.

Upon the closing of the Omnicare acquisition in August 2015, the Company assumed the indebtedness of Omnicare that had a fair value of approximately $3.1 billion, $2 billion of which was previously convertible into Omnicare shares that holders were able to redeem subsequent to the acquisition. During the period from August 18, 2015 to September 30, 2015, all but $9 million of the $2 billion of previously convertible debt was redeemed and repaid and approximately $0.4 billion in Omnicare term debt assumed was repaid for total repayments of Omnicare debt of approximately $2.4 billion during the third quarter of 2015. The remaining principal of the Omnicare debt assumed is comprised of senior unsecured notes with an aggregate principal amount of $700 million ($400 million of 4.75% senior notes due 2022 and $300 million of 5% senior notes due 2024). In September 2015, the Company commenced exchange offers for the 4.75% senior notes due 2022 and the 5% senior notes due 2024 to exchange all validly tendered and accepted notes issued by Omnicare for notes to be issued by the Company. This offer expired on October 20, 2015 and the aggregate principal amounts below of each of the Omnicare notes were validly tendered and exchanged for notes issued by the Company.

Interest Rate and Maturity	Aggregate Principal Amount (In Millions)	Percentage of Total Outstanding Principal Amount Exchanged
4.75% senior notes due 2022	$388	96.8%
5% senior notes due 2024	296	98.8%
Total senior notes issued under exchange transaction	$684

The Company expects to record this exchange transaction as a modification of the original debt instruments. As such, no gain or loss on extinguishment will be recognized in the Company's consolidated income statement as a result of this exchange transaction and issuance costs will be expensed as incurred.

As of September 30, 2015, our long-term debt was rated “Baa1” by Moody’s with a stable outlook and “BBB+” by Standard & Poor’s with a stable outlook, and our commercial paper program was rated “P-2” by Moody’s and “A-2” by Standard & Poor’s. In assessing our credit strength, we believe that both Moody’s and Standard & Poor’s considered, among other things, our capital structure and financial policies as well as our consolidated balance sheet, our historical acquisition activity and other financial information. Although we currently believe our long-term debt ratings will remain investment grade, we cannot guarantee the future actions of Moody’s and/or Standard & Poor’s. Our debt ratings have a direct impact on our future borrowing costs, access to capital markets and new store operating lease costs.

Off-Balance Sheet Arrangements

In connection with executing operating leases, we provide a guarantee of the lease payments. We also finance a portion of our new store development through sale-leaseback transactions, which involve selling stores to unrelated parties and then leasing the stores back under leases that generally qualify and are accounted for as operating leases. We do not have any retained or contingent interests in the stores, and we do not provide any guarantees, other than a guarantee of the lease payments, in connection with the transactions. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), such operating leases are not reflected in our condensed consolidated balance sheet. See Note 13 to our condensed consolidated financial statements for a detailed discussion of these guarantees.

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

During the three months ended September 30, 2015, we performed our required annual impairment tests of goodwill. The results of the impairment tests indicated that there was no impairment of goodwill. The goodwill impairment tests resulted in the fair values of our reporting units exceeding their carrying values by a significant margin.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2015, the Company did not have any interest rate, foreign currency exchange rate or commodity derivative instruments in place and believes that as of September 30, 2015 its exposure to interest rate risk (inherent in the Company’s debt portfolio), foreign currency exchange rate risk and commodity price risk is not material.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of September 30, 2015, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to provide reasonable assurance that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: On August 18, 2015, the Company completed its acquisition of Omnicare. In conducting our evaluation of the effectiveness of our internal controls over financial reporting, we have currently elected to exclude Omnicare from our evaluation for fiscal year 2015, as permitted under existing SEC rules. We are in the process of integrating Omnicare’s historical internal controls over financial reporting with the rest of the Company. Other than the foregoing, there have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II
Item 1. Legal Proceedings

I. Legal Proceedings

We refer you to Note 13 - “Commitments and Contingencies - Legal Matters” contained in the “Notes to the Condensed Consolidated Financial Statements” of our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2015 for a description of our legal proceedings.

II. Environmental Matters

Item 103 of SEC Regulation S-K requires disclosure of certain environmental legal proceedings if management reasonably believes that the proceedings involve potential monetary sanctions of $100,000 or more. The Company is in the process of negotiating with United States Environmental Protection Agency, Region 6 to resolve claims of alleged historical noncompliance with hazardous waste regulations in connection with certain Omnicare pharmacies in Texas, Louisiana, Arkansas, New Mexico and Oklahoma. The Company is cooperating with regulators. These proceedings are not material to the Company’s business or financial position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table presents the total number of shares purchased in the three months ended September 30, 2015, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to the 2014 Repurchase Program. See Note 7 - “Share Repurchase Programs” contained in the “Notes to the Condensed Consolidated Financial Statements” of our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2015.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2015 through July 31, 2015	4,600,705	$107.94	4,600,705	$9,261,564,176
August 1, 2015 through August 31, 2015	2,204,100	$105.58	2,204,100	$9,028,861,199
September 1, 2015 through September 30, 2015	2,043,853	$101.79	2,043,853	$8,820,813,163
Totals	8,848,658		8,848,658

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

4.1*
Registration Rights Agreement, dated as of October 9, 2015, by and among the Registrant and the dealer managers named therein [incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated October 6, 2015 (Commission File No. 001-01011)].

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

101
The following materials from the CVS Health Corporation Quarterly Report on Form 10-Q for the three months ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related Footnotes to the Condensed Consolidated Financial Statements.

Signatures:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CVS Health Corporation
(Registrant)

/s/ David M. Denton

David M. Denton
Executive Vice President and
Chief Financial Officer
October 30, 2015