Form 10-K
period 2015-12-31
CVS HEALTH Corp
filed 2016-02-09
CIK 64803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

 ☒       Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $116,868,242,939 as of June 30, 2015, based on the closing price of the common stock on the New York Stock Exchange. For purposes of this calculation, only executive officers and directors are deemed to be the affiliates of the registrant.

As of February 3, 2016, the registrant had 1,098,490,835 shares of common stock issued and outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE
Filings made by companies with the Securities and Exchange Commission sometimes “incorporate information by reference.” This means that the company is referring you to information that was previously filed or is to be filed with the SEC, and this information is considered to be part of the filing you are reading. The following materials are incorporated by reference into this Form 10-K:
 ·                  Portions of our Annual Report to Stockholders for the fiscal year ended December 31, 2015 are incorporated by reference in our response to Items 7, 8 and 9 of Part II.
·                  Information contained in our Proxy Statement for the 2016 Annual Meeting of Stockholders is incorporated by reference in our response to Items 10 through 14 of Part III.

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

We are currently the only integrated pharmacy health care company with the ability to impact consumers, payors, and providers with innovative, channel-agnostic solutions to complex challenges managing costs and care. We have a deep understanding of their diverse needs through our unique integrated model, and we are bringing them innovative solutions that help increase access to quality care, deliver better health outcomes, and lower overall health care costs.

Through our approximately 9,600 retail pharmacies, more than 1,100 walk-in medical clinics, a leading pharmacy benefits manager with more than 75 million plan members, a dedicated senior pharmacy care business serving more than one million patients per year, and expanding specialty pharmacy services, we enable people, businesses, and communities to manage health in more affordable, effective ways. We are delivering break-through products and services, from advising patients on their medications at our CVS Pharmacy® locations, to introducing unique programs to help control costs for our clients at CVS Caremark®, to innovating how care is delivered to our patients with complex conditions through CVS SpecialtyTM, to improving pharmacy care for the senior community through Omnicare®, or by expanding access to high-quality, low-cost care at CVS MinuteClinicTM.

We have three reportable segments: Pharmacy Services, Retail/LTC and Corporate.

Pharmacy Services Segment

The Pharmacy Services Segment provides a full range of pharmacy benefit management (“PBM”) solutions, as described more fully below, to our clients consisting primarily of employers, insurance companies, unions, government employee groups, health plans, Managed Medicaid plans, plans offered on the public and private exchanges, other sponsors of health benefit plans and individuals throughout the United States. In addition, through our SilverScript Insurance Company (“SilverScript”) subsidiary, we are a national provider of drug benefits to eligible beneficiaries under the federal government’s Medicare Part D program. The Pharmacy Services Segment operates under the CVS Caremark® Pharmacy Services, Caremark®, CVS Caremark®, CarePlus CVS PharmacyTM, CVS SpecialtyTM, Accordant®, SilverScript®, NovoLogix®, Coram®, Navarro® Health Services and Advanced Care Scripts names. As of December 31, 2015, the Pharmacy Services Segment operated 24 retail specialty pharmacy stores, 11 specialty mail order pharmacies and five mail order dispensing pharmacies, and 83 branches for infusion and enteral services, including approximately 73 ambulatory infusion suites and six centers of excellence, located in 40 states, Puerto Rico and the District of Columbia. During the year ended December 31, 2015, our PBM filled or managed approximately 1.0 billion prescriptions.

Pharmacy Services Business Strategy - Our business strategy centers on providing innovative tools and strategies, as well as quality client service in order to help improve clinical outcomes for our clients’ health benefit plan members while assisting our clients and their plan members in better managing overall health care costs. Our goal is to produce superior results for our clients and their plan members by leveraging our expertise in core PBM services, including: plan design offerings and administration, formulary management, Medicare Part D services, mail order, specialty pharmacy and infusion services, retail pharmacy network management services, prescription management systems, clinical services, disease management services and medical spend management.

In addition, as a fully integrated pharmacy services company, we are able to offer our clients and their plan members a variety of programs, tools and plan designs that benefit from our integrated systems and the ability of our more than 34,000 pharmacists, nurses, nurse practitioners and physician assistants to interact personally with the many plan members. Through our multiple member touch points (retail stores, mail order, infusion, long-term care and specialty pharmacies, retail medical clinics, call centers, prescription management services, proprietary websites and mobile devices), we seek to engage plan members in behaviors that help lower cost and improve health care outcomes. Examples of these programs and services include: Maintenance Choice®, a program where eligible client plan members can elect to fill their maintenance prescriptions at our retail pharmacy stores for the same price as mail order; Pharmacy Advisor®, a program that facilitates face-to-face and telephone counseling by our pharmacists to help participating plan members with certain chronic diseases, such as diabetes and cardiovascular conditions, to identify gaps in care, adhere to their prescribed medications and manage their health conditions;

compliance and persistency programs designed to help ensure that patients take their medications in the proper manner; enhanced disease management programs that are targeted at managing chronic disease states; Specialty ConnectTM, our integrated specialty pharmacy offering which integrates specialty mail and retail capabilities, providing members with disease-state specific counseling from our experienced specialty pharmacists and the choice to bring their specialty prescriptions to a CVS Pharmacy location or submit it through our specialty mail order pharmacies; and an ExtraCare® Health Card program which offers discounts to eligible plan members on certain over-the-counter health care products sold in our CVS Pharmacy stores. In addition, MinuteClinic® is an important and differentiated part of the enterprise that offers certain capabilities to PBM clients and their members. For example, we offer plan sponsored co-pay reductions to encourage use of MinuteClinic, thereby reducing emergency room visits and helping to lower overall health care costs. Other ways we are working with our clients include partnerships with health plan clients sponsoring patient centered medical homes, biometric screenings for plan members, closing gaps in care, and onsite clinics at client corporate headquarters.

PBM Services - Our PBM solutions are described more fully below.

Plan Design Offerings and Administration - Our clients sponsor pharmacy benefit plans that facilitate the ability of eligible members in these plans to receive prescribed medications. We assist our clients in designing pharmacy benefit plans that help minimize the costs to the client while prioritizing the welfare and safety of the clients’ members and helping improve health outcomes. We also administer these benefit plans selected by our clients and assist them in monitoring the effectiveness of these plans through frequent, informal communications, their use of our proprietary software, as well as through a formal annual client review.

We make recommendations to our clients helping them to design benefit plans promoting the use of the lower cost, clinically appropriate drugs. We help our clients control costs by offering plan designs that encourage the use of generic equivalents of brand name drugs when such equivalents are available. Our clients also have the option, through plan design, to further lower their pharmacy benefit plan costs by setting different member payment levels for different products on their drug lists or “formularies”.

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

Mail Order Pharmacy - As of December 31, 2015, we operated five mail order dispensing pharmacies in the United States. Plan members or their prescribers submit prescriptions or refill requests, primarily for maintenance medications, to these pharmacies via mail, telephone, fax, e-prescribing or the Internet. We also operate a network of smaller mail order specialty pharmacies described below. Our staff pharmacists review mail order prescriptions and refill requests with the assistance of our prescription management systems. This review may involve communications with the prescriber and, with the prescriber’s approval when required, can result in generic substitution, therapeutic interchange or other actions designed to help reduce cost and/or improve quality of treatment. These pharmacies have been awarded Mail Order Pharmacy accreditation from Utilization Review Accreditation Commission (“URAC”), a Washington DC-based health care accrediting organization that establishes quality standards for the health care industry.

Specialty Pharmacy - Our specialty pharmacies support individuals who require complex and expensive drug therapies. As of December 31, 2015, our specialty pharmacy operations included 11 specialty mail order pharmacies located throughout the United States that are used for delivery of advanced medications to individuals with chronic or genetic diseases and disorders. Substantially all of these pharmacies have been accredited by the Joint Commission, which is an independent, not-for-profit organization that accredits and certifies nearly 21,000 health care organizations and programs in the United States. These pharmacies have also been awarded Specialty Pharmacy accreditation from URAC. As of December 31, 2015, the Company operated a network of 24 retail specialty pharmacy stores, which operate under the CarePlus CVS PharmacyTM and Navarro® Health Services names. These stores average 1,100 square feet in size and sell prescription drugs and a limited assortment of front store items such as alternative medications, homeopathic remedies and vitamins. In January 2014, we enhanced our offerings of specialty infusion services and began offering enteral nutrition services through Coram LLC and its subsidiaries (collectively, “Coram”), which we acquired on January 16, 2014. Coram is one of the nation’s largest providers of comprehensive infusion services, caring for approximately 140,000 patients annually. In May 2014, we implemented Specialty ConnectTM, which integrates our specialty pharmacy mail and retail capabilities, providing members with disease-state specific counseling from our experienced specialty pharmacists and the choice to bring their specialty prescriptions to a CVS Pharmacy location. Whether submitted through our mail order pharmacy or at a CVS Pharmacy, all prescriptions are filled through our specialty mail order pharmacies, so all revenue from this specialty prescription services program is recorded within the Pharmacy Services Segment. Members then can choose to pick up their medication at their local CVS Pharmacy or have it sent to their home through the mail. In August 2015, with the acquisition of Omnicare, Inc. (“Omnicare”), we expanded our specialty pharmacy to include the specialty pharmacy operations of Omnicare which operates under the name Advanced Care Scripts.

Retail Pharmacy Network Management - We maintain a national network of more than 68,000 retail pharmacies, consisting of approximately 41,000 chain pharmacies (which includes our CVS Pharmacy stores) and 27,000 independent pharmacies, in the United States, Puerto Rico, District of Columbia, Guam and the Virgin Islands. When a customer fills a prescription in a retail pharmacy, the pharmacy sends prescription data electronically to us from the point-of-sale. This data interfaces with our proprietary prescription management systems, which verify relevant plan member data and eligibility, while also performing a drug utilization review to help evaluate clinical appropriateness and safety and confirming that the pharmacy will receive payment for the prescription.

Prescription Management Systems - We dispense prescription drugs both directly, through one of our mail order or specialty pharmacies, or through a network of retail pharmacies, described above. All prescriptions processed through our systems, whether they are filled through one of our mail order or specialty dispensing pharmacies or through a pharmacy in our retail network, are analyzed, processed and documented by our proprietary prescription management systems. These systems provide essential features and functionality to allow a plan member to apply their prescription drug benefit. These systems also streamline the process by which prescriptions are processed by staff and network pharmacists, by automating review of various items, including, but not limited to, plan eligibility, early refills, duplicate dispensing, appropriateness of dosage, drug interactions or allergies, over-utilization and potential fraud.

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

Medical Pharmacy Management - We offer a technology platform that helps identify and capture cost savings opportunities for specialty drugs billed under the medical benefit by identifying outliers to appropriate dosages and costs, and helps to ensure appropriate clinical use of these drugs.

Pharmacy Services Information Systems - We currently operate and support a small number of claim adjudication platforms to support our Pharmacy Services Segment. However, the majority of our clients have migrated to one destination platform. These information systems incorporate architecture that centralizes the data generated from filling mail order prescriptions, adjudicating retail pharmacy claims and delivering other solutions to our PBM clients.

Pharmacy Services Clients - Our clients are primarily employers, insurance companies, unions, government employee groups, health plans, Managed Medicaid plans and plans offered on public and private exchanges, other sponsors of health benefit plans and individuals located throughout the United States. We provide pharmaceuticals to eligible members in benefit plans maintained by our clients and utilize our information systems, among other things, to help perform safety checks, drug interaction screening and identify opportunities for generic substitution. We generate substantially all of our Pharmacy Services Segment net revenue from dispensing and managing prescription drugs to eligible members in benefit plans maintained by our clients. No single PBM client accounts for 10% or more of our annual consolidated revenues.

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

Pharmacy Services Competition - We believe the primary competitive factors in the industry include: (i) the ability to negotiate favorable discounts from drug manufacturers; (ii) the ability to negotiate favorable discounts from, and access to, retail pharmacy networks; (iii) responsiveness to clients’ needs; (iv) the ability to identify and apply effective cost management programs utilizing clinical strategies; (v) the ability to develop and utilize preferred formularies; (vi) the ability to market PBM products and services; (vii) the commitment to provide flexible, clinically-oriented services to clients; (viii) the quality, scope and costs of products and services offered to clients and their members, and (ix) operational excellence in delivering services. The Pharmacy Services Segment has a significant number of competitors offering PBM services including large, national PBM companies (e.g., Express Scripts), PBMs owned by large national health plans (e.g., OptumRx) and smaller standalone PBMs (e.g., Prime Therapeutics and MedImpact).

Retail/LTC Segment

As of December 31, 2015, the Retail/LTC Segment included 9,655 retail stores (of which 7,897 were our stores that operated a pharmacy and 1,672 were our pharmacies located within Target Corporation (“Target”) stores), our online retail pharmacy websites, CVS.com®, Navarro.comTM and Onofre.com.brTM, 32 onsite pharmacy stores, long-term care pharmacy operations and our retail health care clinics. The retail stores are located in 49 states, the District of Columbia, Puerto Rico and Brazil operating primarily under the CVS Pharmacy®, CVS®, Longs Drugs®, Navarro Discount Pharmacy® and Drogaria OnofreTM names. We currently operate in 98 of the top 100 United States drugstore markets and hold the number one or number two market share in 93 of these markets. The CVS Pharmacy retail drugstores sell prescription drugs and a wide assortment of over-the-counter and personal care products, beauty and cosmetic products, and general merchandise, which we refer to as “front store” products. The pharmacies within Target stores sell prescription drugs and over-the-counter drugs that are required to be held behind the counter. Existing retail stores range in size from approximately 5,000 to 30,000 square feet, although most new stores range in size from approximately 8,000 to 13,000 square feet and typically include a drive-thru pharmacy. The pharmacies within Target stores range in size from approximately 450 to 1,100 square feet. During 2015, we filled approximately 1.0 billion prescriptions (counting 90-day prescriptions as three prescriptions), and we held approximately 21.7% of the United States retail pharmacy market. In 2014, our CVS Pharmacy retail drugstores became the first pharmacies in the nation to receive Community Pharmacy Accreditation from URAC.

On August 18, 2015, we completed our acquisition of Omnicare, broadening our base of pharmacy care to a new dispensing channel, long-term care pharmacy. Omnicare's long-term care (“LTC”) operations include the distribution of pharmaceuticals, related pharmacy consulting and other ancillary services to chronic care facilities and other care settings. Omnicare also provides commercialization services under the name RxCrossroads®. LTC is comprised of 143 spoke pharmacies that primarily handle new prescription orders, of which 32 are also hub pharmacies that use automation to support spoke pharmacies with refill prescriptions. LTC primarily operates under the Omnicare® and NeighborCare® names. With the addition of the LTC operations, we are enhancing our service offerings to address the needs of an aging population throughout the continuum of senior care.

On December 16, 2015, we completed our acquisition of the pharmacy and clinic businesses of Target. In connection with the transaction, we acquired Target's 1,672 pharmacies across 47 states and will operate them through a store-within-a-store format, branded as CVS Pharmacy®. In addition, a CVS Pharmacy will be included in all new Target stores that offer pharmacy services. These pharmacies sell prescription drugs and over-the-counter drugs that are required to be held behind the counter. The 79 Target clinic locations we acquired will be rebranded as MinuteClinic®, and we expect to open up to 20 new clinics in Target stores within the next three years. This acquisition expands our pharmacy and clinic presence in existing and new markets and it allows us to increase patient access and is an investment in our core business to drive growth.

Retail Pharmacy Business Strategy - Our integrated pharmacy services model has enhanced the ability of our retail pharmacy stores to expand customer access to care while helping to lower overall health care costs and improve health outcomes. In that regard, the role of our retail pharmacist is shifting from primarily dispensing prescriptions to also providing services, including flu vaccinations as well as face-to-face patient counseling with respect to adherence to drug therapies, closing gaps in care and recommending more cost effective drug therapies. In addition, personalization is central to our retail strategy. Our customer-driven personalization through ExtraCare®, ExtraCare Beauty Club® and MyWeeklyAdTM are designed to help us connect directly with individual consumers to deliver a personalized experience. We also provide a broad assortment of quality merchandise at competitive prices using a retail format that emphasizes service, innovation and convenience. One of the keys to our strategy is technology, which allows us to focus on constantly improving service and exploring ways to provide more personalized product offerings and services. We are leveraging digital to empower our customers and patients by making the full breadth of health care and pharmacy services available to them anytime, anywhere. We are introducing digital tools to make it easier for people to save time and money and to live healthier lives. We believe that continuing to be the first to market with new and unique products and services, using innovative marketing and adjusting our mix of merchandise to match our customers’ needs and preferences is very important to our ability to continue to improve customer satisfaction.

Retail/LTC Products and Services - A typical retail store sells prescription drugs and a wide assortment of high-quality, nationally advertised brand name and proprietary brand merchandise. Front store categories include over-the-counter drugs, beauty products and cosmetics, personal care products, convenience foods, photo finishing services, seasonal merchandise and greeting cards. The stores within Target stores sell prescription drugs and over-the-counter drugs that are required to be held behind the counter. The LTC operations include distribution of pharmaceuticals and related consulting and ancillary services. We purchase our merchandise from numerous manufacturers and distributors. We believe that competitive sources are readily available for substantially all of the products we carry and the loss of any one supplier would not likely have a material effect on the business. Our clinics offer a variety of health care services by nurse practitioners and physician assistants.

Retail/LTC net revenues by major product group are as follows:

	Percentage of Net Revenues(1)
	2015	2014	2013
Prescription drugs(2)	72.9%	70.7%	69.5%
Over-the-counter and personal care	10.9	11.0	11.0
Beauty/cosmetics	4.5	4.7	4.9
General merchandise and other	11.7	13.6	14.6
	100.0%	100.0%	100.0%

(1)	Percentages are estimates based on store point-of-sale data for the stores and revenue system data for sales outside the stores.

(2)	In 2015, prescription drugs include LTC sales and sales in pharmacies within Target stores.

Pharmacy - Pharmacy revenues represented more than two-thirds of Retail Pharmacy revenues in each of 2015, 2014 and 2013. We believe that our pharmacy operations will continue to represent a critical part of our business due to favorable industry trends, e.g., an aging American population consuming a greater number of prescription drugs, pharmaceuticals being used more often as the first line of defense for managing illness, and the impact of expanded health insurance coverage through the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively, “ACA”), the introduction of new pharmaceutical products, and Medicare Part D. We believe our pharmacy business benefits from our investment in both people and technology, as well as our innovative partnerships with health plans, PBMs and providers. Given the nature of prescriptions, people want their prescriptions filled accurately by professional pharmacists using the latest tools and technology, and ready when promised. Consumers need medication management programs and better information to help them get the most out of their health care dollars. To assist our customers with these needs, we have introduced integrated pharmacy health care services that provide an earlier, easier and more effective approach to engaging them in behaviors that can help lower costs, improve health, and save lives. Examples include: our Patient Care Initiative, an enhanced medication adherence program; Maintenance Choice®, a program where eligible client plan members can elect to fill their maintenance prescriptions at our retail pharmacy stores for the same price as mail order; and Pharmacy Advisor®, our program that facilitates pharmacist counseling, both face-to-face and over the telephone, to help participating plan members with certain chronic diseases, such as diabetes and cardiovascular conditions, to identify gaps in care, adhere to their prescribed medications and manage their health conditions; Specialty ConnectTM, our integrated specialty pharmacy offering which integrates specialty mail and retail capabilities, providing members with disease-state specific counseling from our experienced specialty pharmacists and the choice to bring their specialty prescriptions to a CVS Pharmacy location or submit it through our specialty mail order pharmacies; as well as ScriptSync™, a new pharmacy service introduced in 2015 that enables patients with multiple medications to pick up their eligible maintenance prescriptions in a single monthly CVS Pharmacy visit. Maintenance Choice, Pharmacy Advisor, Specialty Connect and ScriptSync are all programs that demonstrate our ability to enhance the customer experience through our integrated enterprise products and services. Further evidencing our belief in the importance of pharmacy service is our continuing investment in technology, such as our Drug Utilization Review system that helps check for harmful interactions between prescription drugs and patient identified over-the-counter products, vitamins and herbal remedies;

our proprietary pharmacy system that integrates our product delivery and clinical workflows as well as advanced patient safety functionality such as drug utilization review, RxConnect; our prescription refill program, ReadyFill®; and our online retail businesses, CVS.com, Navarro.com and Onofre.com.br. In December 2015, we expanded our pharmacy offering with the acquisition of the pharmacies within Target stores. Once the system integration is complete, we will offer all the same pharmacy services offered in our retail drugstores and online at our pharmacies within Target stores.

Front Store - Front store revenues benefited from our strategy to be the first to market with new and unique products and services, using innovative personalized marketing and adjusting our mix of merchandise to match our customers’ needs and preferences. A key component of our front store strategy is our ExtraCare® card program, which is helping us continue to build our loyal customer base. The ExtraCare program is one of the largest and most successful retail loyalty programs in the United States. The ExtraCare program allows us to balance our marketing efforts so we can reward our best customers by providing them automatic sale prices, customized coupons, ExtraBucks® rewards and other benefits. Similar to ExtraCare is the Beauty Club, another program that rewards our loyal customers with sales prices and customized coupons. We continue to launch and enhance new and exclusive brands like Nuance Salma HayekTM, MakeUp AcademyTM and NYX® to create unmatched offerings in beauty. Another component of our front store strategy is our unique product offerings, which include a full range of high-quality CVS Pharmacy® and proprietary brand products that are only available through CVS Pharmacy stores. We currently carry over 6,400 CVS Pharmacy and proprietary brand products, which accounted for approximately 21.3% of our front store revenues during 2015. These products include expanded offerings of healthy foods and vitamins. Furthermore, we are tailoring certain groups of stores, such as suburban area stores, to better meet the needs of our customers.

MinuteClinic - As of December 31, 2015, we operated 1,135 MinuteClinic® locations in 33 states and the District of Columbia, of which 1,049 were located in CVS Pharmacy stores and 79 were located in Target stores. We opened 85 new clinics during 2015 and acquired 79 clinics from Target in December 2015. Our clinics are staffed by nurse practitioners and physician assistants who utilize nationally established guidelines to diagnose and treat minor health conditions, perform health screenings, monitor chronic conditions, provide wellness services and deliver vaccinations. Insurers value our clinics because they provides convenient, high-quality, cost-effective care, in many cases offering an attractive alternative to more expensive sites of care. As a result, visits paid for by employers, health insurers or other third parties accounted for approximately 89% of MinuteClinic’s total revenues in 2015. MinuteClinic is collaborating with our Pharmacy Services Segment to help meet the needs of CVS Caremark’s client plan members by offering programs that can improve member health and lower costs. MinuteClinic is now affiliated with 63 major health systems and continues to build a platform that supports primary care.

Long-term Care - Through our Omnicare business, we provide the distribution of pharmaceuticals, related pharmacy consulting and other ancillary services to chronic care facilities and other care settings. LTC's customers consist of skilled nursing facilities, assisted living facilities, independent living communities, hospitals, correctional facilities, and other health care service providers. We provide pharmacy consulting, including monthly patient drug therapy evaluations, assist in compliance with state and federal regulations and provide proprietary clinical and health management programs. We also provide pharmaceutical case management services for retirees, employees and dependents who have drug benefits under corporate-sponsored health care programs.

Onsite Pharmacies - We also operate a limited number of small pharmacies located at client sites, typically under the CarePlus®, CarePlus CVS PharmacyTM or CVS Pharmacy® name, which provide certain health plan members and customers with a convenient alternative for filling their prescriptions.

Retail Pharmacy Drugstore Development - The addition of new stores has played, and will continue to play, a key role in our continued growth and success. Our store development program focuses on three areas: entering new markets, adding stores within existing markets and relocating stores to more convenient sites. During 2015, we opened 161 new retail pharmacy stores, acquired 1,672 pharmacies within Target stores and 14 other locations, relocated 58 stores and closed 31 stores. During the last five years, we opened more than 1,100 new and relocated stores, and acquired 1,832 stores including the pharmacies acquired from Target. We believe that continuing to grow our store base and locating stores in more accessible markets are essential components to compete effectively in the current health care environment. As a result, we believe that our store development program is an integral part of our ability to maintain our leadership position given the changing health care landscape and to meet the increasing needs of our customers.

Retail/LTC Information Systems - We have continued to invest in information systems to enable us to deliver exceptional customer service, enhance safety and quality, and expand our patient care services while lowering operating costs. Leveraging our retail pharmacy fulfillment system, RxConnect and our proprietary WeCARE Workflow, supports our pharmacy teams by prioritizing work to meet customer expectations, facilitating prescriber outreach, and seamlessly integrating our clinical programs. This solution delivers improved efficiency and enhances the customer experience, as well as providing a framework to accommodate the evolution of pharmacy practice and the expansion of our clinical programs. Our Health Engagement

EngineTM technology and proprietary clinical algorithms enable us to help identify opportunities for our pharmacists to deliver face-to-face counseling regarding patient health and safety matters, including adherence issues, gaps in care and management of certain chronic health conditions. Our digital strategy empowers the consumer to navigate their pharmacy experience and manage their condition through our on-line and mobile tools that offer utility and convenience. This will include the ability to schedule an appointment at MinuteClinic, get next-in line alerts or health reminders and appointment updates via text messages. Our integrated digital offerings help patients seamlessly manage retail, mail and specialty prescriptions dispensed by a CVS Pharmacy or long-term care location and enhance front store personalization to drive value for customers. We experienced strong adoption of our digital solutions with our mobile app receiving critical acclaim for ease of use and our text message program experiencing significant growth. LTC's Digital Technology suite, Omniview®, improves the efficiency of customers' operations with tools that include executive dashboards, pre-admission pricing, electronic ordering of prescription refills, proof-of-delivery tracking, access to patient profiles, receipt and management of facility bills, and real-time validation of Medicare Part D coverage, among others capabilities.

Retail/LTC Customers - Managed care organizations, government-funded health care programs, commercial employers and other third party plans accounted for 98.8% of our 2015 pharmacy revenues. The loss of any one payor would not have a material effect on our business. No single Retail/LTC payor accounts for 10% or more of our annual consolidated revenues. However, the success of our retail drugstore and long-term care businesses is dependent upon our ability to establish and maintain contractual relationships with PBMs and other payors on acceptable terms.

Retail/LTC Seasonality - The majority of our revenues, particularly pharmacy revenues, are generally not seasonal in nature. However, retail front store revenues tend to be higher during the December holiday season. In addition, both pharmacy and retail front store revenues are affected by the timing and severity of the cough, cold and flu season. For additional information, we refer you to “Risks related to the seasonality of our business” in Item 1A. Risk Factors.

Retail/LTC Competition - The retail drugstore business is highly competitive. We believe that we compete principally on the basis of: (i) store location and convenience, (ii) customer service and satisfaction, (iii) product selection and variety and (iv) price. In the markets we serve, we compete with other drugstore chains (e.g., Walgreens and Rite Aid), supermarkets, discount retailers (e.g., Wal-Mart), independent pharmacies, restrictive pharmacy networks, membership clubs, Internet companies, and retail health clinics, as well as other mail order pharmacies and PBMs. LTC pharmaceutical services are highly regional or local in nature and within a given geographic area of operation, highly competitive. Our largest competitor nationally is PharMerica. We also compete with numerous local and regional institutional pharmacies, pharmacies owned by long-term care facilities and local retail pharmacies. Some states have enacted “freedom of choice” or “any willing provider” requirements as part of their state medicaid programs or in separate legislation, which may increase the competition that we face in providing services to long-term care facility residents in these states.

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

Working Capital Practices

We fund the growth of our business through a combination of cash flow from operations, commercial paper, proceeds from sale-leaseback transactions and long-term borrowings. For additional information on our working capital practices, we refer you to the caption “Management’s Discussion and Analysis - Liquidity and Capital Resources” in our Annual Report to Stockholders for the year ended December 31, 2015, which section is incorporated by reference herein. The majority of our non-pharmacy revenues are paid in cash, or with debit or credit cards, while managed care and other third party insurance programs, which typically settle in less than 30 days, represented approximately 99.6% of our consolidated pharmacy revenues in 2015, including both Retail/LTC and Pharmacy Services. The remainder of consolidated pharmacy revenues are paid in cash, or with debit or credit cards. Our customer returns are not significant.

Colleague Development

As of December 31, 2015, we employed approximately 243,000 colleagues, which included more than 34,000 pharmacists, nurses, nurse practitioners and physician assistants. The total included approximately 88,000 part-time colleagues who work less than 30 hours per week. To deliver the highest levels of service to our customers, we devote considerable time and attention to our people and service standards. We emphasize attracting and training knowledgeable, friendly and helpful associates to work in our organization.

Intellectual Property

We have registered and/or applied to register a variety of our trademarks and service marks used throughout our business, as well as domain names, and rely on a combination of copyright, patent, trademark and trade secret laws, in addition to contractual restrictions, to establish and protect our proprietary rights. We regard our intellectual property as having significant value in our Pharmacy Services and Retail/LTC segments. We are not aware of any facts that could materially impact our continuing use of any of our intellectual property.

Government Regulation

Overview - Much of our business is subject to federal and state laws and regulations. In addition, many of our PBM clients and our payors in the Retail/LTC Segment, including insurers and managed care organizations (“MCOs”), are themselves subject to extensive regulations that affect the design and implementation of prescription drug benefit plans that they sponsor. Similarly, our LTC clients, such as skilled nursing facilities, are also subject to many of the same government regulations to which we are subject. The application of these complex legal and regulatory requirements to the detailed operation of our business creates areas of uncertainty. Further, there are numerous proposed health care laws and regulations at the federal and state levels, some of which could adversely affect our business if they are enacted. We are unable to predict what federal or state legislation or regulatory initiatives may be enacted in the future relating to our business or the health care industry in general, or what effect any such legislation or regulations might have on our business. Any failure or alleged failure to comply with applicable laws and regulations as summarized below, or any adverse applications of, or changes in, the laws and regulations affecting our business, could have a material adverse effect on our operating results and/or financial condition. See Item 3, “Legal Proceedings” for further information.

Although we believe that we are in material compliance with existing laws and regulations applicable to our various business lines, we cannot give any assurances that our business, financial condition and results of operations will not be materially adversely affected, or that we will not be required to materially change our business practices, based on: (i) future enactment of new health care or other laws or regulations; (ii) the interpretation or application of existing laws or regulations, including the laws and regulations described in this Government Regulation section, as they may relate to our business, the pharmacy services, retail pharmacy, long-term care or retail clinic industry or to the health care industry generally; (iii) pending or future federal or state governmental investigations of our business or the pharmacy services, retail pharmacy, long-term care or retail clinic industry or of the health care industry generally; (iv) institution of government enforcement actions against us; (v) adverse developments in any pending qui tam lawsuit against us, whether sealed or unsealed, or in any future qui tam lawsuit that may be filed against us; or (vi) adverse developments in other pending or future legal proceedings against us or affecting the pharmacy services, retail pharmacy, long-term care or retail clinic industry or the health care industry generally.

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

Antitrust and Unfair Competition - The Federal Trade Commission (“FTC”) has authority under Section 5 of the Federal Trade Commission Act (“FTCA”) to investigate and prosecute practices that are “unfair trade practices” or “unfair methods of competition.” Numerous lawsuits have been filed throughout the United States against pharmaceutical manufacturers, retail pharmacies and/or PBMs under various state and federal antitrust and unfair competition laws challenging, among other things: (i) brand drug pricing practices of pharmaceutical manufacturers, (ii) the maintenance of retail pharmacy networks by PBMs, and (iii) various other business practices of PBMs and retail pharmacies. To the extent that we appear to have actual or potential market power in a relevant market or CVS Pharmacy plays a unique or expanded role in a PBM product offering, our business arrangements and uses of confidential information may be subject to heightened scrutiny from an anti-competitive perspective and possible challenge by state or federal regulators or private parties.

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

Health Reform Legislation - Passed in 2010, ACA affects virtually every aspect of health care in the country. In addition to establishing the framework for every individual to have health coverage, ACA enacted a number of significant health care reforms. Many of these reforms affect the coverage and plan designs that are provided by our health plan clients. As a result, these reforms impact a number of our services and business practices. Some significant ACA provisions are still being finalized (e.g., nondiscrimination in health programs and activities, excise tax on high-cost employer-sponsored health coverage), so the full impact of ACA on our Company is still uncertain.

Pharmacy and Professional Licensure and Regulation - We are subject to a variety of intersecting state and federal statutes and regulations that govern the wholesale distribution of drugs; operation of retail, specialty, infusion, LTC and mail order pharmacies; licensure of facilities and professionals, including pharmacists, technicians and nurses; registration of facilities with the United States Drug Enforcement Administration (“DEA”) and analogous state agencies that regulate controlled substances; packaging, storing, shipping and tracking of pharmaceuticals; repackaging of drug products; labeling, medication guides and other consumer disclosures; interactions with prescribers and healthcare professionals; compounding of prescription medications; dispensing of controlled and non-controlled substances; counseling of patients; transfers of prescriptions; advertisement of prescription products and pharmacy services; security; inventory control; recordkeeping; reporting to Boards of Pharmacy, the United States Food and Drug Administration (“FDA”), the Consumer Product Safety Commission, the DEA and related state agencies; and other elements of pharmacy practice. Pharmacies are highly regulated and have contact with a wide variety of local, state and federal agencies, with various powers to investigate, inspect, audit or solicit information, including Boards of Pharmacy and Nursing, the DEA, the FDA, the United States Department of Justice, the United States Department of Health and Human Services (“HHS”) and others. Many of these agencies have broad enforcement powers, conduct audits on a regular basis, can impose substantial fines and penalties, and may revoke the license, registration or program enrollment of a facility or professional.

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

Contract Audits - We are subject to audits of many of our contracts, including our PBM client contracts, our PBM rebate contracts, our contracts relating to Medicare Part D and the agreements our pharmacies enter into with payors. Because some of our contracts are with state or federal governments or with entities contracted with state or federal agencies, audits of these agreements are often regulated by the federal or state agencies responsible for administering federal or state benefits programs, including those which operate Medicaid fee for service plans, Managed Medicaid plans, Medicare Part D plans or Medicare Advantage organizations.

Federal Employee Health Benefits Program - We have a contractual arrangement with carriers for the Federal Employee Health Benefits Program (FEHBP), such as the BlueCross BlueShield Association, to provide pharmacy services to federal employees, postal workers, annuitants, and their dependents under the Government-wide Service Benefit Plan, as authorized by the Federal Employees Health Benefits Act (“FEHBA”) and as part of the Federal Employees Health Benefits Program. These arrangements subjects us to certain aspects of FEHBA, and other federal regulations, such as the Federal Employees Health Benefits Acquisition Regulation, that otherwise are not applicable to us.

State Insurance Laws - PDPs and our PBM service contracts, including those in which we assume certain risks under performance guarantees or similar arrangements, are generally not subject to insurance regulation by the states. However, as a PDP, SilverScript is subject to state insurance laws limited to licensure and solvency. In addition, PBM offerings of prescription drug coverage on a capitated basis, or otherwise accepting material financial risk in providing pharmacy benefits, may be subject to laws and regulations in various states. Such laws may require that the party at risk become licensed as an insurer, establish reserves or otherwise demonstrate financial viability. Laws that may apply in such cases include insurance laws and laws governing MCOs and limited prepaid health service plans.

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

Laws and Regulations Related to Our Retail/LTC Segment

In addition to the laws and regulations discussed above that may affect our business as a whole, we are subject to federal, state and local statutes and regulations governing the operation of our Retail/LTC Segment specifically. Among these are the following:

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

Risks of declining gross margins in the PBM, retail pharmacy and LTC pharmacy industries.

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

Both our retail pharmacy and LTC pharmacy businesses have also been affected by the margin pressures described above, including client demands for lower prices, generic pricing and network reimbursement pressure. In addition, as competition increases in the markets in which we operate, a significant increase in general pricing pressures could occur, and this could require us to reevaluate our pricing structures to remain competitive. Finally, the margins of our LTC business are further affected by the increased efforts of health care payors to negotiate reduced or capitated pricing arrangements. These actions could also adversely affect the margins of our LTC business.

Efforts to reduce reimbursement levels and alter health care financing practices.

The continued efforts of health maintenance organizations, managed care organizations, PBMs, government entities, and other third party payors to reduce prescription drug costs and pharmacy reimbursement rates may impact our profitability. In particular, increased utilization of generic pharmaceuticals (which normally yield a higher gross profit rate than equivalent brand named drugs) has resulted in pressure to decrease reimbursement payments to retail, LTC and mail order pharmacies for generic drugs, causing a reduction in the generic profit rate. Historically, the effect of this trend on generic profitability has been mitigated by our efforts to negotiate reduced acquisition costs of generic pharmaceuticals with manufacturers. However, in recent years, there has been significant consolidation within the generic manufacturing industry, and it is possible that this and other external factors may enhance the ability of manufacturers to sustain or increase pricing of generic pharmaceuticals and diminish our ability to negotiate reduced acquisition costs. Any inability to offset increased costs or to modify our activities to lessen the impact could have a significant adverse effect on our results of operations.

In addition, during the past several years, the United States health care industry has been subject to an increase in governmental regulation and audits at both the federal and state levels. Efforts to control health care costs, including prescription drug costs, are continuing at the federal and state government levels. Changing political, economic and regulatory influences may significantly affect health care financing and reimbursement practices. For example, we anticipate that federal and state governments will continue to review and assess alternative health care delivery systems, payment methodologies and operational requirements for health care providers, including LTC facilities and pharmacies. A change in the composition of pharmacy prescription volume toward programs offering lower reimbursement rates could negatively impact our profitability.

ACA made several significant changes to Medicaid rebates and to reimbursement. One of these changes was to revise the definition of the Average Manufacturer Price, a pricing element common to most payment formulas, and the reimbursement formula for multi-source (i.e., generic) drugs. This change will affect our reimbursement. In addition, ACA made other changes that affect the coverage and plan designs that are or will be provided by many of our health plan clients, including the requirement for health insurers to meet a minimum medical loss ratio to avoid having to pay rebates to enrollees. These ACA changes may not affect our business directly, but they could indirectly impact our services and/or business practices.

A highly competitive business environment.

Each of our retail pharmacy business, LTC pharmacy business, retail health clinic business and pharmacy services business currently operates in a highly competitive and evolving health care environment.

The competitive success of our retail pharmacy business is impacted by its ability to establish and maintain contractual relationships with PBMs and other payors on acceptable terms. As a pharmacy retail business, we compete with other drugstore chains, supermarkets, on-line and other discount retailers, independent pharmacies, membership clubs, Internet companies, convenience stores and mass merchants, many of which are expanding into markets we serve. We also face competition from other retail health clinics, as well as other mail order pharmacies and PBMs. Competition may also come from other sources in the future.

The competitive success of our LTC pharmacy business is dependent upon our ability to compete in each geographic region where we have operations. In the geographic regions we serve, we compete with PharMerica Corporation, our largest competitor, as well as with numerous local and regional institutional pharmacies, pharmacies owned by LTC facilities and local retail pharmacies.

The competitive success of our pharmacy services business is impacted by its ability to establish and maintain contractual relationships with network pharmacies in an environment where some PBM clients are considering adopting narrow or restricted retail pharmacy networks. Competitors in the PBM industry (e.g., Express Scripts, OptumRx, Catamaran, Prime Therapeutics, MedImpact and Humana), include large, national PBM companies, PBMs owned by large national health plans and smaller standalone PBMs. Competition may also come from other sources in the future. In addition, changes in the overall composition of our pharmacy networks, or reduced pharmacy access under our networks, could adversely affect our claims volume and/or our competitiveness generally.

Competitors in each of our business areas may offer services and pricing terms that we may not be willing or able to offer. Unless we can demonstrate enhanced value to our clients through innovative product and service offerings, particularly in a rapidly changing health care industry, we may be unable to remain competitive.

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

•	federal and state laws and regulations concerning the submission of claims for reimbursement by Medicare, Medicaid and other government programs, whether at retail, mail, specialty or LTC;

•
federal and state laws and regulations governing the purchase, distribution, tracking, management, compounding, dispensing and reimbursement of prescription drugs and related services, whether at retail, mail, specialty or LTC, and applicable registration or licensing requirements;

•	heighted enforcement of controlled substances regulations;

•	the effect of the expiration of patents covering brand name drugs and the introduction of generic products;

•	the frequency and rate of approvals by the FDA of new brand name and generic drugs, or of over-the-counter status for brand name drugs;

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

•	health care reform, managed care reform and plan design legislation;

•	FDA regulation affecting the retail, LTC or PBM industry;

•	government regulation of the development, administration, review and updating of formularies and drug lists including requirements and/or limitations around formulary tiering and patient cost sharing;

•	federal and state laws and regulations establishing or changing prompt payment requirements for payments to retail pharmacies;

•	impact of network access legislation or regulations, including “any willing provider” laws, on our ability to manage pharmacy networks;

•	administration of Medicare Part D, including legislative changes and/or CMS rulemaking and interpretation;

•	Medicare and Medicaid regulations applicable to our LTC pharmacies and those of our client’s facilities;

•	insurance licensing and other insurance regulatory requirements applicable to offering Medicare Part D programs and services or other health care services;

•	government regulation allowing the importation of prescription drugs from Canada and elsewhere into the United States; and

•	direct regulation of pharmacies or PBMs by regulatory and quasi-regulatory bodies.

The health of the economy in general and in the markets we serve.

Our business is affected by the economy in general, including changes in consumer purchasing power, preferences and/or spending patterns. It is possible that a worsening of the economic environment will cause a decline in drug utilization, and dampen demand for pharmacy benefit management services as well as consumer demand for products sold in our retail stores. Further economic conditions including, interest rate fluctuations, changes in capital market conditions and regulatory changes may affect our ability to obtain necessary financing on acceptable terms, our ability to secure suitable store locations under acceptable terms and our ability to execute sale-leaseback transactions under acceptable terms. These changes in conditions could result in an adverse effect on our business and financial results.

The possibility of client losses and/or the failure to win new business.

Our PBM business generates net revenues primarily by contracting with clients to provide prescription drugs and related health care services to plan members. PBM client contracts often have terms of approximately three years in duration, so approximately one third of a PBM’s client base typically is subject to renewal each year. In some cases, however, PBM clients may negotiate a shorter or longer contract term or may require early or periodic renegotiation of pricing prior to expiration of a contract. In addition, the reputational impact of a service-related incident could negatively affect our ability to grow and retain our client base. Further, the PBM industry has been affected by consolidation activity that may continue in the future. In the event one or more of our PBM clients is acquired by an entity that is not also our client, we may be unable to retain all or a portion of the acquired business. These circumstances, either individually or in the aggregate, could result in an adverse effect on our business and financial results. Therefore, we continually face challenges in competing for new PBM business and retaining or renewing our existing PBM business. There can be no assurance that we will be able to win new business or secure renewal business on terms as favorable to us as the present terms.

Additionally, with respect to our LTC pharmacy business, reimbursement under Medicare Part D, as well as reimbursement from certain private third-party payors, is determined pursuant to agreements that we negotiate with those payors or their pharmacy benefit manager representatives. Likewise, reimbursement from skilled nursing facilities for prescriptions we dispense is determined pursuant to our agreements with those skilled nursing facilities. The termination of these agreements generally causes our ability to provide services to any of the residents of that facility to cease, resulting in the loss of revenue from any source for those residents.

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

We dispense significant volumes of brand-name and generic drugs from our retail, LTC and mail-order pharmacies and through our PBM’s network of retail pharmacies. When increased safety risk profiles or manufacturing or other supply issues of specific drugs or classes of drugs occur, or drugs become subject to greater restrictions as controlled substances, physicians may cease writing prescriptions for these drugs or the utilization of these drugs may be otherwise reduced.

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

Further, we acquire a substantial amount of our mail and specialty pharmacies’ prescription drug supply from a limited number of suppliers. Our agreements with these suppliers are often short-term and easily cancelable by either party without cause. In addition, these agreements may limit our ability to provide services for competing drugs during the term of the agreement and may allow the supplier to distribute through channels other than ours. Certain of these agreements also allow pricing and other terms to be adjusted periodically for changing market conditions or required service levels. A termination or modification to any of these relationships could have a material adverse effect on our business, financial condition and results of operations. Moreover, many products distributed by our specialty pharmacy business are manufactured with ingredients that are susceptible to supply shortages. In the event any products we distribute are in limited supply for significant periods of time, our financial condition and results of operations could be materially and adversely affected.

Regulatory and business changes relating to our participation in Medicare Part D.

Medicare Part D has resulted in increased utilization and puts pressure on pharmacy gross margin rates due to regulatory and competitive pressures. Further, as a result of ACA and changes to the retiree drug subsidy rules, our PBM clients could decide to discontinue providing prescription drug benefits to their Medicare-eligible members. To the extent this occurs, the adverse effects of increasing customer migration into Medicare Part D may outweigh the benefits we realize from growth of our Medicare Part D business. In addition, if the cost and complexity of Medicare Part D exceed management’s expectations or prevent effective program implementation or administration; if changes to the regulations regarding how drug costs are reported for Medicare Part D are implemented in a manner that impacts the profitability of our Medicare Part D business; if changes to the regulations impact our ability to retain fees from third parties including network pharmacies; if the government alters Medicare program requirements or reduces funding because of the higher-than-anticipated cost to taxpayers of Medicare Part D or for other reasons; if we fail to design and maintain programs that are attractive to Medicare participants; if CMS imposes restrictions on our Medicare Part D business as a result of audits or other regulatory actions; if we fail to successfully implement corrective action or other remedial measures sufficient to prevent or remove any applicable restrictions that may be imposed by CMS; or if we are not successful in retaining enrollees, or winning contract renewals or new contracts under Medicare Part D’s competitive bidding process, our Medicare Part D services and the ability to expand our Medicare Part D services could be negatively impacted.

Reform of the United States health care system.

Congressional efforts to reform the United States health care system came to fruition in 2010 with the passage of ACA, which resulted in significant structural changes to the health insurance system. See “Business - Government Regulation”.

Although many of the changes enacted by ACA have been implemented, some significant provisions have not yet been finalized (e.g., nondiscrimination in health programs and activities, excise tax on high-cost employer-sponsored health coverage). Therefore, uncertainty remains as to the full impact of ACA on our business. While these provisions may not affect our business directly, they affect the coverage and plan designs that are or will be provided by many of our health plan clients. As a result, they could indirectly impact our services and business practices. We cannot predict the effect, if any, the remaining ACA changes may have on our retail pharmacy, LTC pharmacy and pharmacy services businesses, and it is possible that other unanticipated legislative or market-driven changes in the health care system could also occur.

Possible changes in industry pricing benchmarks and drug pricing generally.

It is possible that the pharmaceutical industry or regulators may evaluate and/or develop an alternative pricing reference to replace Average Wholesale Price (“AWP”) or Wholesale Acquisition Cost (“WAC”), which are the pricing references used for many of our PBM and LTC client contracts, pharmaceutical purchase agreements, retail network contracts, specialty payor agreements and other contracts with third party payors in connection with the reimbursement of drug payments. Future changes to the use of AWP, WAC or to other published pricing benchmarks used to establish pharmaceutical pricing, including changes in the basis for calculating reimbursement by federal and state health programs and/or other payors, could impact the reimbursement we receive from Medicare and Medicaid programs, the reimbursement we receive from PBM clients and other payors and/or our ability to negotiate rebates and/or discounts with pharmaceutical manufacturers, wholesalers, PBMs and retail pharmacies. Additionally, any future changes in drug prices could be significantly different than our projections. The effect of these possible changes on our business cannot be predicted at this time.

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

Relationship with our retail and specialty pharmacy customers and the demand for our products and services, including propriety brands.

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

Moreover, customer expectations and new technology advances from our competitors have required that our business evolve so that we are able to interface with our retail customers not only face-to-face in our stores but also online and via mobile and social media. Our customers are using computers, tablets, mobile phones and other electronic devices to shop in our stores and online, as well as to provide public reactions concerning each facet of our operation. If we fail to keep pace with dynamic customer expectations and new technology developments, our ability to compete and maintain customer loyalty could be adversely affected.

Finally, our specialty pharmacy business focuses on complex and high-cost medications that serve a relatively limited universe of patients. As a result, the future growth of our specialty pharmacy business is dependent largely upon expanding our base of drugs or penetration in certain treatment categories. Any contraction of our base of patients or reduction in demand for the prescriptions we currently dispense could have an adverse effect on our business, financial condition and results of operations.

We are subject to payment-related risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability and disrupt our business operations.

We accept payments using a variety of methods, including cash, checks, credit cards, debit cards, gift cards and potentially other technologies in the future. Acceptance of these payment methods subjects us to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. These requirements may change in the future, which could make compliance more difficult or costly. For certain payment options, including credit and debit cards, we pay interchange and other fees, which could increase periodically thereby raising our operating costs. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, and various other forms of electronic payment. If these companies are unable to provide these services to us, or if their systems are compromised, our operations could be disrupted. The payment methods that we offer also expose us to potential fraud and theft by persons seeking to obtain unauthorized access to, or exploit any weaknesses in, the payment systems. If we fail to abide by applicable rules or requirements, or if data relating to our payment systems is compromised due to a breach or misuse, we may be responsible for any costs incurred by payment card issuing banks and other third parties or subject to fines and higher transaction fees. In addition, our reputation and ability to accept certain types of payments could each be harmed resulting in reduced sales and adverse effects on our results of operations.

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

Our outstanding debt and associated payment obligations could, among other things, limit our ability to make incremental investments in our business.

Our current debt service costs associated with our increased debt levels may dampen incremental investments in our business and limit our flexibility to respond to industry changes and market conditions. In addition, our debt level and related debt service obligations could make it more difficult or expensive for us to obtain any required future financing for working capital, capital expenditures, acquisitions or other purposes. These circumstances could have a material adverse effect on our business operations and financial condition.

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

Pharmacy services, retail pharmacy and LTC pharmacy are highly regulated and litigious industries. We are currently subject to various litigation matters, investigations, audits, inspections, government inquiries, and regulatory and legal proceedings. Litigation, and particularly securities and collective or class action litigation, is often expensive and disruptive. Further, under the qui tam or “whistleblower” provisions of the federal and various state false claims acts, private citizens may bring lawsuits alleging that a violation of the federal anti-kickback statute or similar laws has resulted in the submission of “false” claims to federal and/or state health care programs, including Medicare and Medicaid. We cannot predict the outcome of any of these matters, and the costs incurred may be substantial regardless of outcome. Our business, financial condition and results of operations may be adversely affected, or we may be required to materially change our business practices, as a result of such proceedings. We refer you to Item 3, “Legal Proceedings” for additional information.

The foregoing is not a comprehensive listing of all possible risks and there can be no assurance that we have correctly identified and appropriately assessed all factors affecting the business. As such, we refer you to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which includes our “Cautionary Statement Concerning Forward-Looking Statements” at the end of such section, of our Annual Report to Stockholders for the year ended December 31, 2015, which section is incorporated by reference herein.

Item 1B. Unresolved Staff Comments

There are no unresolved SEC Staff Comments.

Item 2. Properties

We lease most of our stores under long-term leases that vary as to rental amounts, expiration dates, renewal options and other rental provisions. For additional information on the amount of our rental obligations for our leases, we refer you to Note 7 “Leases” in our Annual Report to Stockholders for the year ended December 31, 2015, which section is incorporated by reference herein.

As of December 31, 2015, we owned approximately 4.0% of our 9,623 retail stores. Net selling space for our retail stores was approximately 79.4 million square feet as of December 31, 2015. Approximately one fourth of our store base was opened or significantly remodeled within the last five years.

We lease 1,672 retail pharmacies and 79 clinics in 47 states from Target Corporation (“Target”).

We own ten distribution centers located in Alabama, California, Hawaii, Kentucky, New York, Rhode Island, South Carolina, Tennessee and Texas and lease 12 additional distribution facilities located in Arizona, Florida, Indiana, Michigan, New Jersey, Ohio, Pennsylvania, Texas, Virginia and Brazil. The 22 distribution centers total approximately 12.1 million square feet as of December 31, 2015.

As of December 31, 2015, we owned five and leased 138 long-term care pharmacies in 42 states and owned one production facility in Kentucky.

As of December 31, 2015, we owned one mail service dispensing pharmacy located in Texas and leased four additional mail order dispensing pharmacies located in Florida, Hawaii, Illinois and Pennsylvania; we leased call centers located in Missouri, Pennsylvania, Tennessee and Texas; we leased 32 onsite pharmacy stores and 24 specialty pharmacy stores, and leased 11 specialty mail order pharmacies; we leased 83 branches for infusion and enteral services, including approximately 73 ambulatory infusion suites and six centers of excellence.

We own our corporate offices located in Woonsocket, Rhode Island, which totals approximately 1,000,000 square feet. In addition, we lease large corporate offices in Scottsdale, Arizona, Northbrook, Illinois, Cincinnati, Ohio, Monroeville, Pennsylvania, Irving, Texas, Miami, Florida and Sao Paulo, Brazil.

In connection with certain business dispositions completed between 1991 and 1997, we continue to guarantee lease obligations for approximately 72 former stores. We are indemnified for these guarantee obligations by the respective purchasers. These guarantees generally remain in effect for the initial lease term and any extension thereof pursuant to a renewal option provided for in the lease prior to the time of the disposition. For additional information, we refer you to Note 12 “Commitments and Contingencies” in our Annual Report to Stockholders for the year ended December 31, 2015, which section is incorporated by reference herein.

Management believes that the Company's owned and leased facilities are suitable and adequate to meet the Company’s anticipated needs. At the end of the existing lease terms, management believes the leases can be renewed or replaced by alternative space.

The following is a breakdown by state, District of Columbia, Puerto Rico and Brazil of our retail stores, pharmacies and clinics in Target stores, LTC hub and spoke pharmacies, onsite pharmacy stores, specialty pharmacy stores, specialty mail order pharmacies, mail order dispensing pharmacies and branches and centers of excellence for infusion and enteral services as of December 31, 2015:

	Retail Stores	Pharmacies within Target	LTC Hub & Spoke Pharmacies	Onsite Pharmacy Stores	Specialty Pharmacy Stores	Specialty Mail Order Pharmacies	Mail Order Dispensing Pharmacies	Infusion & Enteral Services Locations	Total
United States:
Alabama	158	22	2	—	1	—	—	1	184
Alaska	—	3	—	—	—	—	—	—	3
Arizona	147	45	3	—	1	—	—	2	198
Arkansas	10	8	2	—	—	—	—	1	21
California	867	251	10	—	3	1	—	10	1,142
Colorado	—	39	3	—	1	—	—	2	45
Connecticut	153	20	1	1	—	—	—	1	176
Delaware	17	3		—	—	—	—	—	20
District of Columbia	60	1	—	—	1	—	—	—	62
Florida	756	121	6	—	3	1	1	8	896
Georgia	313	43	2	3	1	—	—	1	363
Hawaii	63	6	—	—	1	—	1	—	71
Idaho	—	2	1	—	—	—	—	1	4
Illinois	277	86	6	1	—	1	1	3	375
Indiana	301	30	4	—	—	—	—	3	338
Iowa	20	18	2	—	—	—	—	1	41
Kansas	40	14	2	—	—	1	—	2	59
Kentucky	66	9	5	—	—	—	—	—	80
Louisiana	116	15	3	—	—	—	—	1	135
Maine	22	5	1	—	—	—	—	1	29
Maryland	177	39	2	5	—	—	—	1	224
Massachusetts	356	39	2	2	2	1	—	2	404
Michigan	249	51	4	1	—	1	—	2	308
Minnesota	61	74	1	1	—	—	—	3	140
Mississippi	52	5	1	1	—	—	—	1	60
Missouri	92	34	6	1	—	—	—	1	134
Montana	14	2	1	—	—	—	—	—	17
Nebraska	19	11	1	—	—	—	—	1	32
Nevada	86	15	1	—	—	—	—	2	104
New Hampshire	40	9	1	—	—	—	—	—	50
New Jersey	286	44	3	4	—	1	—	1	339
New Mexico	18	6	—	—	—	—	—	1	25
New York	486	70	7	—	1	—	—	7	571
North Carolina	313	49	4	—	1	1	—	3	371
North Dakota	6	—	—	—	—	—	—	—	6
Ohio	319	59	7	2	—	—	—	4	391
Oklahoma	62	16	2	—	—	—	—	1	81
Oregon	—	18	2	—	1	—	—	1	22
Pennsylvania	408	64	6	3	1	1	1	2	486
Puerto Rico	23	—	—	—	—	1	—	—	24
Rhode Island	63	4	1	—	1	—	—	1	70
South Carolina	191	19	3	—	1	—	—	2	216
South Dakota	—	3	1	—	—	—	—	—	4
Tennessee	136	27	3	1	—	1	—	3	171
Texas	659	133	11	2	2	—	1	5	813
Utah	11	13	2	—	—	—	—	1	27
Vermont	8	—	—	—	—	—	—	—	8
Virginia	281	58	7	3	1	—	—	2	352
Washington	4	30	4	—	1	—	—	3	42
West Virginia	52	6	2	—	—	—	—	—	60
Wisconsin	51	33	5	1	—	—	—	1	91
Total United States	7,909	1,672	143	32	24	11	5	89	9,885

Brazil	44	—	—	—	—	—	—	—	44
Total	7,953	1,672	143	32	24	11	5	89	9,929

Item 3. Legal Proceedings

I. Legal Proceedings

We refer you to the Note 12 - “Commitments and Contingencies - Legal Matters” contained in the “Notes to the Consolidated Financial Statements” of our Annual Report to Stockholders for the year ended December 31, 2015, which section is incorporated by reference herein.

II. Environmental Matters

Item 103 of SEC Regulation S-K requires disclosure of certain environmental legal proceedings if management reasonably believes that the proceedings involve potential monetary sanctions of $100,000 or more. The Company is in the process of negotiating with United States Environmental Protection Agency, Region 6 to resolve claims of alleged historical noncompliance with hazardous waste regulations in connection with certain Omnicare pharmacies in Texas, Louisiana, Arkansas, New Mexico and Oklahoma. The Company is cooperating with regulators. These proceedings are not material to the Company's business or financial position.

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Executive Officers of the Registrant

The following sets forth the name, age and biographical information for each of our executive officers as of February 9, 2016. In each case the officer’s term of office extends to the date of the board of directors meeting following the next annual meeting of stockholders of the Company. Previous positions and responsibilities held by each of the executive officers over the past five years are indicated below:

Lisa G. Bisaccia, age 59, Executive Vice President of CVS Health Corporation since March 2015 and Chief Human Resources Officer of CVS Health Corporation since January 2010; Senior Vice President of CVS Health Corporation from January 2010 through February 2015; Vice President, Human Resources of CVS Pharmacy, Inc. from September 2004 through December 2009. Ms. Bisaccia is also a member of the Board of Directors of Aramark, Inc., a leading global provider of food, facilities and uniform services.

Eva C. Boratto, age 49, Senior Vice President - Controller and Chief Accounting Officer of CVS Health Corporation since July 2013; Senior Vice President of PBM Finance from July 2010 through June 2013; Vice President, U.S. Market Finance Leader of Merck & Co., Inc. from June 2009 through June 2010.

Troyen A. Brennan, M.D., age 61, Executive Vice President and Chief Medical Officer of CVS Health Corporation since November 2008; Executive Vice President and Chief Medical Officer of Aetna, Inc. from February 2006 through November 2008.

David M. Denton, age 50, Executive Vice President and Chief Financial Officer of CVS Health Corporation since January 2010; Senior Vice President and Controller/Chief Accounting Officer of CVS Health Corporation from March 2008 until December 2009; Senior Vice President, Financial Administration of CVS Health Corporation and CVS Pharmacy, Inc. from April 2007 to March 2008. Mr. Denton is also a member of the Board of Directors of Coach, Inc., a leading retailer of premium bags and luxury accessories.

Helena B. Foulkes, age 51, Executive Vice President of CVS Health Corporation and President of CVS Pharmacy since January 2014; Executive Vice President and Chief Health Care Strategy and Marketing Officer of CVS Health Corporation from March 2011 through December 2013; Executive Vice President and Chief Marketing Officer of CVS Health Corporation from January 2009 through February 2011; Senior Vice President of Health Services of CVS Health Corporation from May 2008 through January 2009, and of CVS Pharmacy, Inc. from October 2007 through January 2009. Ms. Foulkes is also a member of the Board of Directors of The Home Depot, Inc., a leading home improvement retailer.

Stephen J. Gold, age 56, Executive Vice President of CVS Health Corporation since March 2015 and Chief Information Officer of CVS Health Corporation since July 2012; Senior Vice President of CVS Health Corporation from July 2012 through February 2015; Senior Vice President and Chief Information Officer of Avaya, Inc. from May 2010 through June 2012; Executive Vice President, Chief Information Officer and Chief Technology Officer of GSI Commerce, Inc. from February 2005 through April 2010.

J. David Joyner, age 51, Executive Vice President of CVS Health Corporation since March 2011 and Executive Vice President of Sales and Account Services, CVS Caremark since March 2004.

Robert O. Kraft, age 45, Executive Vice President of CVS Health Corporation and President - Omnicare since August 2015; Senior Vice President and Chief Financial Officer of Omnicare from September 2012 through August 2015; Senior Vice President - Finance of Omnicare from November 2010 through September 2012; PricewaterhouseCoopers LLP from September 1992 to November 2010, where he was a partner.

Per G.H. Lofberg, age 68, Executive Vice President of CVS Health Corporation; Executive Vice President of CVS Health Corporation and President of CVS Caremark from January 2010 through August 2012; President and Chief Executive Officer of Generation Health, Inc., a pharmacogenomics company, from November 2008 through December 2009.

Larry J. Merlo, age 60, President and Chief Executive Officer of CVS Health Corporation since March 2011; President and Chief Operating Officer of CVS Health Corporation from May 2010 through March 2011; President of CVS Pharmacy from January 2007 through August 2011; Executive Vice President of CVS Health Corporation from January 2007 through May 2010; also a director of CVS Health Corporation since May 2010.

Thomas M. Moriarty, age 52, Executive Vice President and General Counsel of CVS Health Corporation since October 2012 and Chief Health Strategy Officer since March 2014; General Counsel of Celgene Corporation, a global biopharmaceutical company, from May 2012 through September 2012; General Counsel and Corporate Secretary of Medco Health Solutions, Inc. (“Medco”), a pharmacy benefit management company, from March 2008 through April 2012; also President of Global Pharmaceutical Strategies of Medco from March 2011 through April 2012; Senior Vice President, Pharmaceutical Strategies and Solutions of Medco from September 2007 through March 2011.

Jonathan C. Roberts, age 60, Executive Vice President of CVS Health Corporation and President of CVS Caremark since September 2012; Executive Vice President of CVS Health Corporation and Chief Operating Officer of CVS Caremark from October 2010 through August 2011; Executive Vice President, Rx Purchasing, Pricing and Network Relations of CVS Health Corporation from January 2009 through October 2010; Senior Vice President and Chief Information Officer of CVS Health Corporation from May 2008 until January 2009, and of CVS Pharmacy, Inc. from January 2006 until January 2009.

Andrew J. Sussman, M.D., age 50, Executive Vice President of CVS Health Corporation since March 2015, Associate Chief Medical Officer of CVS Health Corporation since March 2011 and President of CVS MinuteClinic since September 2009; Senior Vice President of CVS Health Corporation from March 2011 through March 2015; Executive Vice President and Chief Operating Officer of the University of Massachusetts Memorial Medical Center, the major teaching affiliate of UMass Medical School, from May 2004 through August 2009.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange under the symbol “CVS.” The table below sets forth the high and low closing prices of our common stock on the New York Stock Exchange Composite Tape and the quarterly cash dividends declared per share of common stock during the periods indicated.

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2015	High	$104.56	$106.47	$113.45	$105.29	$113.45
	Low	$94.16	$98.74	$95.12	$91.56	$91.56
	Cash dividends per common share	$0.350	$0.350	$0.350	$0.350	$1.40
2014	High	$76.36	$79.43	$82.57	$98.62	$98.62
	Low	$64.95	$72.37	$74.69	$77.40	$64.95
	Cash dividends per common share	$0.275	$0.275	$0.275	$0.275	$1.10

CVS Health has paid cash dividends every quarter since becoming a public company. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company’s Board of Directors. As of February 3, 2016, there were 22,646 registered shareholders according to the records maintained by our transfer agent.

The following share repurchase programs were authorized by the Company’s Board of Directors:

In billions
Authorization Date	Authorized	Remaining
December 15, 2014 (“2014 Repurchase Program”)	$10.0	$7.7
December 17, 2013 (“2013 Repurchase Program”)	$6.0	$—
September 19, 2012 (“2012 Repurchase Program”)	$6.0	$—

The share Repurchase Programs, each of which was effective immediately, permit the Company to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase (“ASR”) transactions, and/or other derivative transactions. The 2014 Repurchase Program may be modified or terminated by the Board of Directors at any time. The 2013 and 2012 Repurchase Programs have been completed, as described below.

Pursuant to the authorization under the 2014 Repurchase Program, effective December 11, 2015, the Company entered into a $725 million fixed dollar ASR with Barclays Bank PLC (“Barclays”). Upon payment of the $725 million purchase price on December 14, 2015, the Company received a number of shares of its common stock equal to 80% of the $725 million notional amount of the ASR or approximately 6.2 million shares. The initial 6.2 million shares of common stock delivered to the Company by Barclays were placed into treasury stock in December 2015. The ASR was accounted for as an initial treasury stock transaction for $580 million and a forward contract for $145 million. The forward contract was classified as an equity instrument and was recorded within capital surplus on the consolidated balance sheet. On January 28, 2016, the Company received 1.4 million shares of common stock, representing the remaining 20% of the $725 million notional amount of the ASR, thereby concluding the ASR. The remaining 1.4 million shares of common stock delivered to the Company by Barclays were placed into treasury stock in January 2016 and the forward contract was reclassified from capital surplus to treasury stock.

Pursuant to the authorization under the 2013 Repurchase Programs, effective January 2, 2015, the Company entered into a $2.0 billion fixed dollar ASR agreement with J.P. Morgan Chase Bank (“JP Morgan”). Upon payment of the $2.0 billion purchase price on January 5, 2015, the Company received a number of shares of its common stock equal to 80% of the $2.0 billion notional amount of the ASR agreement or approximately 16.8 million shares, which were placed into treasury stock in January 2015. On May 1, 2015, the Company received approximately 3.1 million shares of common stock, representing the remaining 20% of the $2.0 billion notional amount of the ASR, thereby concluding the ASR. The remaining 3.1 million shares of common stock delivered to the Company by JP Morgan were placed into treasury stock in May 2015. The ASR was accounted for as an initial treasury stock transaction for $1.6 billion and a forward contract for $0.4 billion. The forward contract was classified as an equity instrument and was initially recorded within capital surplus on the consolidated balance sheet and was reclassified to treasury stock upon the settlement of the ASR in May 2015.

Each of the ASR transactions described above, the initial repurchase of the shares and delivery of the remainder of the shares to conclude each ASR, resulted in an immediate reduction of the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share.

During the year ended December 31, 2015, the Company repurchased an aggregate of 48.0 million shares of common stock for approximately $5.0 billion under the 2013 and 2014 Repurchase Programs. As of December 31, 2015, there remained an aggregate of approximately $7.7 billion available for future repurchases under the 2014 Repurchase Program and the 2013 Repurchase Program was complete.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2015 through October 31, 2015	4,010,003	$100.84	4,010,003	$8,416,444,607
November 1, 2015 through November 30, 2015	—	$—	—	$8,416,444,607
December 1, 2015 through December 31, 2015	6,218,039	$93.28	6,218,039	$7,690,617,031
	10,228,042		10,228,042

Item 6. Selected Financial Data

The selected consolidated financial data of CVS Health Corporation as of and for the periods indicated in the five-year period ended December 31, 2015 have been derived from the consolidated financial statements of CVS Health Corporation. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and the audit reports of Ernst & Young LLP, which are incorporated elsewhere herein.

In millions, except per share amounts	2015	2014	2013	2012	2011
Statement of operations data:
Net revenues	$153,290	$139,367	$126,761	$123,120	$107,080
Gross profit	26,528	25,367	23,783	22,488	20,562
Operating expenses	17,074	16,568	15,746	15,278	14,231
Operating profit	9,454	8,799	8,037	7,210	6,331
Interest expense, net	838	600	509	557	584
Loss on early extinguishment of debt	—	521	—	348	—
Income tax provision	3,386	3,033	2,928	2,436	2,258
Income from continuing operations	5,230	4,645	4,600	3,869	3,489
Income (loss) from discontinued operations, net
of tax	9	(1)	(8)	(7)	(31)
Net income	5,239	4,644	4,592	3,862	3,458
Net (income) loss attributable to noncontrolling
interest	(2)	—	—	2	4
Net income attributable to CVS Health	$5,237	$4,644	$4,592	$3,864	$3,462
Per common share data:
Basic earnings per common share:
Income from continuing operations attributable to CVS Health	$4.65	$3.98	$3.78	$3.05	$2.61
Income (loss) from discontinued operations attributable to CVS Health	$0.01	$—	$(0.01)	$(0.01)	$(0.02)
Net income attributable to CVS Health	$4.66	$3.98	$3.77	$3.04	$2.59
Diluted earnings per common share:
Income from continuing operations attributable to CVS Health	$4.62	$3.96	$3.75	$3.02	$2.59
Income (loss) from discontinued operations attributable to CVS Health	$0.01	$—	$(0.01)	$(0.01)	$(0.02)
Net income attributable to CVS Health	$4.63	$3.96	$3.74	$3.02	$2.57
Cash dividends per common share	$1.40	$1.10	$0.90	$0.65	$0.50
Balance sheet and other data:
Total assets(1)	$93,657	$74,187	$71,452	$66,167	$64,794
Long-term debt(1)	$26,267	$11,630	$12,767	$9,079	$9,150
Total shareholders’ equity	$37,203	$37,963	$37,938	$37,653	$38,014
Number of stores (at end of year)	9,681	7,866	7,702	7,508	7,388

(1)
As of June 30, 2015, the Company early adopted Accounting Standard Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (Topic 835-30) issued by the Financial Accounting Standards Board in April 2015. The effect of the adoption on the Company's consolidated balance sheet is a reduction in noncurrent assets and long-term debt of $65 million, $74 million, $54 million and $58 million as of December 31, 2014, 2013, 2012 and 2011, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We refer you to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which includes our “Cautionary Statement Concerning Forward-Looking Statements” at the end of such section of our Annual Report to Stockholders for the year ended December 31, 2015, which section is incorporated by reference herein.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2015, the Company did not have any interest rate, foreign currency exchange rate or commodity derivative instruments in place and believes that as of December 31, 2015 its exposure to interest rate risk (inherent in the Company's debt portfolio), foreign currency exchange rate risk and commodity price risk is not material.

Item 8. Financial Statements and Supplementary Data

We refer you to the “Consolidated Statements of Income,” “Consolidated Statements of Comprehensive Income,” “Consolidated Balance Sheets,” “Consolidated Statements of Shareholders’ Equity,” “Consolidated Statements of Cash Flows,” “Notes to Consolidated Financial Statements,” and “Report of Independent Registered Public Accounting Firm” of our Annual Report to Stockholders for the fiscal year ended December 31, 2015, which sections are incorporated by reference herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (f) and 15d-15(f) under the Securities Exchange Act of 1934) as of December 31, 2015, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective at a reasonable assurance level and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Internal control over financial reporting: We refer you to “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” of our Annual Report to Stockholders for the fiscal year ended December 31, 2015, which are incorporated by reference herein, for management’s report on the Company’s internal control over financial reporting and the Independent Registered Public Accounting Firm’s report with respect to the effectiveness of internal control over financial reporting.

Changes in internal control over financial reporting: On August 18, 2015, the Company completed its acquisition of Omnicare. On December 16, 2015, the Company completed its acquisition of the pharmacies and clinics of Target. In conducting our evaluation of the effectiveness of our internal controls over financial reporting, we have currently elected to exclude Omnicare and the pharmacies and clinics of Target from our evaluation for fiscal year 2015, as permitted under SEC rules. We are in the process of integrating the historical internal controls over financial reporting of Omnicare and the Target pharmacy and clinic businesses with the rest of the Company. Omnicare and the Target pharmacy and clinic businesses are included in the Company's 2015 consolidated financial statements and represent 18% of total assets as of December 31, 2015 and 2% of net revenues for the year then ended.

Other than the foregoing, there have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that occurred during the fourth quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

No events have occurred during the fourth quarter that would require disclosure under this item.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We refer you to our Proxy Statement for the 2016 Annual Meeting of Stockholders under the captions “Committees of the Board,” “Code of Conduct,” “Director Nominations,” “Audit Committee Report,” “Biographies of our Board Nominees,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which sections are incorporated by reference herein. Biographical information on our executive officers is contained in Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation

We refer you to our Proxy Statement for the 2016 Annual Meeting of Stockholders under the captions “Executive Compensation and Related Matters,” including “Compensation Discussion & Analysis” and “Management Planning and Development Committee Report,” which sections are incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We refer you to our Proxy Statement for the 2016 Annual Meeting of Stockholders under the captions “Share Ownership of Directors and Certain Executive Officers,” and “Share Ownership of Principal Stockholders” which sections are incorporated by reference herein, for information concerning security ownership of certain beneficial owners and management and related stockholder matters.

The following table summarizes information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2015.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (1)
Equity compensation plans approved by stockholders	24,341	$57.60	23,752
Equity compensation plans not approved by stockholders	—	—	—
Total	24,341	$57.60	23,752

(1)	Shares in thousands.

Item 13. Certain Relationships and Related Transactions and Director Independence

We refer you to our Proxy Statement for the 2016 Annual Meeting of Stockholders under the caption “Independence Determinations for Directors” and “Certain Transactions with Directors and Officers,” which sections are incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

We refer you to our Proxy Statement for the 2016 Annual Meeting of Stockholders under the caption “Item 2: Ratification of Appointment of Independent Registered Public Accounting Firm,” which section is incorporated by reference herein.

PART IV

Item 15. Exhibits and Financial Statement Schedules

A. Documents filed as part of this report:

1.                      Financial Statements:

The following financial statements are incorporated by reference from our Annual Report to Stockholders for the fiscal year ended December 31, 2015, as provided in Item 8 hereof:

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

2.6*
Agreement and Plan of Merger dated as of August 12, 2008, among the Registrant, Longs Drug Stores Corporation and Blue MergerSub Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated August 13, 2008; Commission File No. 001-01011).

2.7*
Agreement and Plan of Merger, dated as of May 20, 2015, among CVS Pharmacy, Inc., Tree Merger Sub, Inc. and Omnicare, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated May 21, 2015; Commission File No. 001-01011).

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

3.2*	By-laws of the Registrant, as amended and restated (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated January 26, 2016; Commission File No. 001-01011).

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

10.10*
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

10.12*
Five Year Credit Agreement dated as of July 1, 2015, by and among the Registrant, the lenders party thereto, Barclays Bank PLC and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, Bank of America, N.A. and Wells Fargo Bank, N.A., as Co-Documentation Agents, and The Bank of New York Mellon, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015 (Commission File No. 001-01011).

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

10.17	CVS Health Deferred Stock Compensation Plan, as amended.

10.18	CVS Health Deferred Compensation Plan, as amended.

10.19*
2010 Incentive Compensation Plan, as amended through January 15, 2013 (incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement on Form 14A filed March 27, 2015; Commission File No. 001-01011).

10.20	2007 Employee Stock Purchase Plan, as amended.

10.21	The Registrant’s 2015 Management Incentive Plan.

10.22	The Registrant’s 2015 Executive Incentive Plan.

10.23*
The Registrant’s Long-Term Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013; Commission File No. 001-01011).

10.24*
The Registrant’s Partnership Equity Program amended as of December 2014 (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014; Commission File No. 001-01011).

10.25	The Registrant’s Severance Plan for Non-Store Employees amended as of January 2015.

10.26*
The Registrant’s Performance-Based Restricted Stock Unit Plan amended as of December 2014 (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014; Commission File No. 001-01011).

10.27*
Form of Enterprise Non-Competition, Non-Disclosure and Developments Agreement between the Registrant and certain of the Registrant’s executive officers (incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013; Commission File No. 001-01011).

10.28	Universal 409A Definition Document, as amended.

10.29*
Form of Non-Qualified Stock Option Agreement between the Registrant and selected employees of the Registrant (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014; Commission File No. 001-01011).

10.30*
Form of Restricted Stock Unit Agreement - Annual Grant - between the Registrant and selected employees of the Registrant (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014; Commission File No. 001-01011).

10.31*
Form of Performance-Based Restricted Stock Unit Agreement between the Registrant and selected employees of the Registrant (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014; Commission File No. 001-01011).

10.32*
Form of Partnership Equity Program Participant Purchased RSUs, Company Matching RSUs and Company Matching Options Agreement (Pre-Tax) (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014; Commission File No. 001-01011).

10.33*
Form of Partnership Equity Program Participant Purchased RSUs, Company Matching RSUs and Company Matching Options Agreement (Post-Tax) (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014; Commission File No. 001-01011).

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

10.36*
Form of Non-Qualified Stock Option Agreement between the Registrant and the Registrant’s President and Chief Executive Officer (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014; Commission File No. 001-01011).

10.37*
Form of Restricted Stock Unit Agreement between the Registrant and the Registrant’s President and Chief Executive Officer (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014; Commission File No. 001-01011).

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

10.41*
Change in Control Agreement dated December 22, 2008 between the Registrant and the Registrant’s Executive Vice President and President of CVS Caremark (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012; Commission File No. 001-01011).

10.42*
Amendment dated as of December 31, 2012 to the Change in Control Agreement dated December 22, 2008 between the Registrant and the Registrant’s Executive Vice President and President of CVS Caremark (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012; Commission File No. 001-01011).

10.43*
Change in Control Agreement dated December 22, 2008 between the Registrant and the Registrant’s Executive Vice President and President of CVS Pharmacy (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014; Commission File No. 001-01011).

10.44*
Amendment dated as of December 31, 2012 to the Change in Control Agreement between the Registrant and the Registrant’s Executive Vice President and President of CVS Pharmacy (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014; Commission File No. 001-01011).

10.45*
Change in Control Agreement dated October 1, 2012 between the Registrant and the Registrant’s Executive Vice President, Chief Health Strategy Officer and General Counsel (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015; Commission File No. 001-01011).

10.46*
Restrictive Covenant Agreement dated June 1, 2014 between the Registrant and the Registrant’s Executive Vice President, Chief Health Strategy Officer and General Counsel (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015; Commission File No. 001-01011).

13	Portions of the 2015 Annual Report to Stockholders of CVS Health Corporation, which are specifically designated in this Form 10-K as being incorporated by reference.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the CVS Health Corporation Annual Report on Form 10-K for the year ended December 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CVS HEALTH CORPORATION

Date: February 9, 2016	By:	/s/ DAVID M. DENTON
David M. Denton
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ RICHARD M. BRACKEN	Director	February 9, 2016
Richard M. Bracken

/s/ C. DAVID BROWN II	Director	February 9, 2016
C. David Brown II

/s/ EVA C. BORATTO	Senior Vice President - Controller and Chief Accounting Officer (Principal Accounting Officer)	February 9, 2016
Eva C. Boratto

/s/ ALECIA A. DECOUDREAUX	Director	February 9, 2016
Alecia A. DeCoudreaux

/s/ DAVID M. DENTON	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 9, 2016
David M. Denton

/s/ NANCY-ANN M. DEPARLE	Director	February 9, 2016
Nancy-Ann M. DeParle

/s/ DAVID W. DORMAN	Chairman of the Board and Director	February 9, 2016
David W. Dorman

/s/ ANNE M. FINUCANE	Director	February 9, 2016
Anne M. Finucane

/s/ LARRY J. MERLO	President and Chief Executive Officer (Principal Executive Officer) and Director	February 9, 2016
Larry J. Merlo

/s/ JEAN-PIERRE MILLON	Director	February 9, 2016
Jean-Pierre Millon

/s/ RICHARD J. SWIFT	Director	February 9, 2016
Richard J. Swift

/s/ WILLIAM C. WELDON	Director	February 9, 2016
William C. Weldon

/s/ TONY L. WHITE	Director	February 9, 2016
Tony L. White