Form 10-Q
period 2016-03-31
CVS HEALTH Corp
filed 2016-05-03
CIK 64803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016

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
 Common Stock, $0.01 par value, issued and outstanding at April 26, 2016:

1,074,022,092 shares

Part I	Item 1

CVS Health Corporation
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
In millions, except per share amounts	2016	2015

Net revenues	$43,215	$36,332
Cost of revenues	36,471	30,168
Gross profit	6,744	6,164
Operating expenses	4,568	4,032
Operating profit	2,176	2,132
Interest expense, net	283	134
Income before income tax provision	1,893	1,998
Income tax provision	746	777
Net income	1,147	1,221
Net income attributable to noncontrolling interest	(1)	—
Net income attributable to CVS Health	$1,146	$1,221

Net income per share attributable to CVS Health:
Basic	$1.04	$1.08
Diluted	$1.04	$1.07
Weighted average shares outstanding:
Basic	1,092	1,128
Diluted	1,099	1,136
Dividends declared per share	$0.425	$0.350

See accompanying notes to condensed consolidated financial statements.

CVS Health Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
In millions	2016	2015

Net income	$1,147	$1,221
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	18	(48)
Cash flow hedges, net of tax	1	1
Total other comprehensive income (loss)	19	(47)
Comprehensive income	1,166	1,174
Comprehensive income attributable to noncontrolling interest	(1)	—
Comprehensive income attributable to CVS Health	$1,165	$1,174

See accompanying notes to condensed consolidated financial statements.

CVS Health Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

In millions, except per share amounts	March 31, 2016	December 31, 2015

Assets:
Cash and cash equivalents	$1,779	$2,459
Short-term investments	85	88
Accounts receivable, net	13,025	11,888
Inventories	13,912	14,001
Other current assets	612	722
Total current assets	29,413	29,158
Property and equipment, net	9,862	9,855
Goodwill	38,115	38,106
Intangible assets, net	13,750	13,878
Other assets	1,494	1,440
Total assets	$92,634	$92,437

Liabilities:
Accounts payable	$7,361	$7,490
Claims and discounts payable	8,530	7,653
Accrued expenses	7,444	6,829
Current portion of long-term debt	1,202	1,197
Total current liabilities	24,537	23,169
Long-term debt	26,267	26,267
Deferred income taxes	4,232	4,217
Other long-term liabilities	1,567	1,542
Commitments and contingencies (Note 8)	—	—
Redeemable noncontrolling interest	—	39

Shareholders’ equity:
CVS Health shareholders’ equity:
Preferred stock, par value $0.01: 0.1 share authorized; none issued or outstanding	—	—
Common stock, par value $0.01: 3,200 shares authorized; 1,701 shares issued and 1,081 shares outstanding at March 31, 2016 and 1,699 shares issued and 1,101 shares
outstanding at December 31, 2015	17	17
Treasury stock, at cost: 619 shares at March 31, 2016 and 597 shares at December 31,
2015	(31,058)	(28,886)
Shares held in trust: 1 share at March 31, 2016 and December 31, 2015	(31)	(31)
Capital surplus	31,254	30,948
Retained earnings	36,182	35,506
Accumulated other comprehensive income (loss)	(339)	(358)
Total CVS Health shareholders’ equity	36,025	37,196
Noncontrolling interest	6	7
Total shareholders’ equity	36,031	37,203
Total liabilities and shareholders’ equity	$92,634	$92,437

See accompanying notes to condensed consolidated financial statements.

CVS Health Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
In millions	2016	2015
Cash flows from operating activities:
Cash receipts from customers	$41,482	$34,570
Cash paid for inventory and prescriptions dispensed by retail network pharmacies	(35,575)	(28,276)
Cash paid to other suppliers and employees	(2,961)	(4,162)
Interest received	5	3
Interest paid	(378)	(87)
Income taxes paid	(161)	(64)
Net cash provided by operating activities	2,412	1,984

Cash flows from investing activities:
Purchases of property and equipment	(598)	(419)
Proceeds from sale-leaseback transactions	—	25
Proceeds from sale of property and equipment and other assets	2	8
Acquisitions (net of cash acquired) and other investments	(51)	(61)
Purchase of available-for-sale investments	(36)	(113)
Sales/maturities of available-for-sale investments	50	16
Net cash used in investing activities	(633)	(544)

Cash flows from financing activities:
Decrease in short-term debt	—	(185)
Purchase of noncontrolling interest in subsidiary	(39)	—
Dividends paid	(470)	(399)
Proceeds from exercise of stock options	92	126
Excess tax benefits from stock-based compensation	27	59
Repurchase of common stock	(2,066)	(2,007)
Other	(4)	—
Net cash used in financing activities	(2,460)	(2,406)
Effect of exchange rate changes on cash and cash equivalents	1	3
Net decrease in cash and cash equivalents	(680)	(963)
Cash and cash equivalents at beginning of period	2,459	2,481
Cash and cash equivalents at end of period	$1,779	$1,518

Reconciliation of net income to net cash provided by operating activities:
Net income	$1,147	$1,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	617	490
Stock-based compensation	57	44
Deferred income taxes and other noncash items	17	(31)
Change in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(1,131)	(481)
Inventories	89	(313)
Other current assets	106	269
Other assets	(52)	(52)
Accounts payable and claims and discounts payable	798	756
Accrued expenses	741	153
Other long-term liabilities	23	(72)
Net cash provided by operating activities	$2,412	$1,984

See accompanying notes to condensed consolidated financial statements.

CVS Health Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CVS Health Corporation and its subsidiaries (collectively, “CVS Health” or the “Company”) have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. In accordance with such rules and regulations, certain information and accompanying note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in Exhibit 13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”).

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

As of March 31, 2016, the carrying value of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximated their fair value due to the nature of these financial instruments. The Company invests in money market funds, commercial paper and time deposits that are classified as cash and cash equivalents within the accompanying condensed consolidated balance sheets, as these funds are highly liquid and readily convertible to known amounts of cash. These investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company’s short-term investments of $85 million at March 31, 2016, consist of certificates of deposit with initial maturities of greater than three months when purchased that mature within one year from the balance sheet date. These investments, which are classified within Level 1 of the fair value hierarchy, are carried at fair value, which approximated historical cost at March 31, 2016. The carrying amount and estimated fair value of the Company’s total long-term debt was $27.5 billion and $29.8 billion, respectively, as of March 31, 2016. The fair value of the Company’s long-term debt was estimated based on quoted prices currently offered in active markets for the Company’s debt, which is considered Level 1 of the fair value hierarchy.

Redeemable Noncontrolling Interest

As a result of the acquisition of Omnicare, Inc. (“Omnicare”) in August 2015, the Company obtained a 73% ownership interest in a limited liability company (“LLC”). Due to the change in control in Omnicare, the noncontrolling member of the LLC had the contractual right to put its membership interest to the Company at fair value. Consequently, the noncontrolling interest in the LLC was recorded as a redeemable noncontrolling interest at fair value. During the three months ended March 31, 2016, the noncontrolling shareholder of the LLC exercised its option to sell its ownership interest and the Company purchased the noncontrolling interest in the LLC for approximately $39 million.

Below is a summary of the changes in the redeemable noncontrolling interest for the three months ended March 31, 2016:

In millions
Beginning balance	$39
Net income attributable to noncontrolling interest	1
Distributions	(2)
Purchase of noncontrolling interest	(39)
Reclassification to capital surplus in connection with purchase of noncontrolling interest	1
Ending balance	$—

Related Party Transactions

The Company has an equity method investment in SureScripts, LLC (“SureScripts”), which operates a clinical health information network. The Pharmacy Services and Retail/LTC segments utilize this clinical health information network in providing services to its client plan members and retail customers. The Company expensed fees for the use of this network of approximately $13 million in both the three months ended March 31, 2016 and 2015. The Company’s investment in and equity in earnings of SureScripts for all periods presented is immaterial.

In connection with the acquisition of Omnicare in August 2015, the Company obtained an equity method investment in Heartland Healthcare Services (“Heartland”). Heartland operates several long-term care pharmacies in four states. Heartland paid the Company approximately $38 million for pharmaceutical inventory purchases during the three months ended March 31, 2016. Additionally, the Company performs certain collection functions for Heartland and then passes those customer cash collections to Heartland. The Company’s investment in Heartland as of December 31, 2015 and March 31, 2016 and equity in earnings of Heartland for the three months ended March 31, 2016 is immaterial.

New Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Income Taxes (Topic 740). The new guidance simplifies the presentation of deferred income taxes by requiring that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. The updated standard is effective for the Company beginning on January 1, 2017 with early application permitted as of the beginning of any interim or annual reporting period. The Company has elected to early adopt this standard as of January 1, 2016 and has, accordingly, reclassified the current deferred tax assets to noncurrent deferred tax liabilities for all periods presented. The following is a reconciliation of the effect of the reclassification on the Company's condensed consolidated balance sheet as of December 31, 2015:

:

In millions	As Previously Reported	Adjustments	As Revised
Deferred tax assets - current	$1,220	$(1,220)	$—
Total current assets	30,378	(1,220)	29,158
Total assets	93,657	(1,220)	92,437
Deferred tax liabilities - noncurrent	5,437	(1,220)	4,217
Total liabilities and shareholders’ equity	93,657	(1,220)	92,437

In May 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In March 2016, the FASB issued ASU 2016-08, “Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net),” which amends the principal-versus-agent implementation guidance and in April 2016 the FASB issued ASU 2016-10, "Identifying Performance Obligations and Licensing," which amends the guidance in those areas in the new revenue recognition standard. Both ASU's were issued in response to feedback received from the FASB-International Accounting Standards Board joint revenue recognition transition resource group. This new revenue standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning January 1, 2018; early adoption in 2017 is permitted. Companies have the option of using either a full retrospective or a modified retrospective approach to adopt the guidance. This standard could impact the timing and amounts of revenue recognized. The Company is currently evaluating the effect that implementation of this standard will have on its consolidated financial position and results of operations upon adoption, as well as the method of transition and required disclosures.

In February 2016, the FASB issued a new lease accounting standard, ASU 2016-02, Leases (Topic 842). Lessees will be required to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, a dual model was retained, requiring leases to be classified as either operating or finance leases. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model (e.g., certain definitions, such as initial direct costs, have been updated) and the new revenue recognition standard. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company believes that the new standard will have a material impact on its consolidated balance sheet but it will not have a material impact on its liquidity. The Company is currently evaluating the effect that implementation of this standard will have on its consolidated results of operations upon adoption.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standard Codification Topic 718, Compensation - Stock Compensation, in three areas. (1) The new guidance eliminates accounting for tax benefits and deficiencies through equity to the extent of previous windfalls, and then to the income statement. The new requirement is to record all tax benefits and deficiencies through the income statement. The tax-related cash flows resulting from share-based payments are to be reported as operating activities on the statement of cash flows. (2) The new guidance also permits companies to withhold an amount up to the employees' maximum individual tax rate in the relevant jurisdiction without resulting in liability classification of the award. (3) Finally, the new guidance provides companies with an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. If elected, the change to recognize forfeitures when they occur needs to be adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to beginning retained earnings. The ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that annual reporting period. The Company is currently evaluating the effect of adopting this new accounting guidance.

Note 2 – Acquisition

On August 18, 2015, the Company acquired 100% of the outstanding common shares and voting interests of Omnicare for $98 per share, for a total of $9.6 billion and assumed long-term debt with a fair value of approximately $3.1 billion. Omnicare is a leading health care services company that specializes in the management of complex pharmaceutical care. Omnicare’s long-

term care (“LTC”) business is the nation’s largest provider of pharmaceuticals, related pharmacy consulting and other ancillary services to chronic care facilities and other care settings. In addition, Omnicare has a specialty pharmacy business operating primarily under the name of Advanced Care Scripts, and provides commercialization services under the name of RxCrossroads®. The Company acquired Omnicare to expand its operations in dispensing prescription drugs to assisted-living and long-term care facilities, and to broaden its presence in the specialty pharmacy business as the Company seeks to serve a greater percentage of the growing senior patient population in the United States.

The following unaudited pro forma information presents a summary of the Company’s combined results of operations for the three months ended March 31, 2015 as if the Omnicare acquisition and the related financing transactions had occurred on January 1, 2014. The following pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, basic shares outstanding and dilutive equivalents, cost savings from operating efficiencies, potential synergies, and the impact of incremental costs incurred in integrating the businesses.

(in millions, except per share data)
Total revenues	$37,689
Net income	$1,205
Net income per share attributable to CVS Health:
Basic	$1.06
Diluted	$1.06

Note 3 – Share Repurchase Program

During the three months ended March 31, 2016, the Company had the following outstanding share repurchase program that was authorized by the Company’s Board of Directors:

In billions
Authorization Date	Authorized	Remaining
December 15, 2014 (“2014 Repurchase Program”)	$10.0	$5.6

The 2014 Repurchase Program, which was effective immediately when authorized, permits the Company to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase transactions, and/or other derivative transactions. The 2014 Repurchase Program may be modified or terminated by the Board of Directors at any time.

During the three months ended March 31, 2016, the Company repurchased an aggregate of approximately 22.4 million shares of common stock for approximately $2.1 billion pursuant to the 2014 Repurchase Program. This activity includes the accelerated share repurchase agreement (“ASR”) described below.

Pursuant to the authorization under the 2014 Repurchase Program, effective December 11, 2015, the Company entered into a $725 million fixed dollar ASR with Barclays Bank PLC (“Barclays”). Upon payment of the $725 million purchase price on December 14, 2015, the Company received a number of shares of its common stock equal to 80% of the $725 million notional amount of the ASR or approximately 6.2 million shares. The initial 6.2 million shares of common stock delivered to the Company by Barclays were placed into treasury stock in December 2015. The ASR was accounted for as an initial treasury stock transaction for $580 million and a forward contract for $145 million. The forward contract was classified as an equity instrument and was recorded within capital surplus on the condensed consolidated balance sheet as of December 31, 2015. On January 28, 2016, the Company received 1.4 million shares of common stock, representing the remaining 20% of the $725 million notional amount of the ASR, thereby concluding the ASR. The remaining 1.4 million shares of common stock delivered to the Company by Barclays were placed into treasury stock and the forward contract was reclassified from capital surplus to treasury stock in January 2016.

At the time they were received, the initial and final receipt of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted net income per share.

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

Changes in accumulated other comprehensive income (loss) by component is shown on the below:

	Three Months Ended March 31, 2016(1)
In millions	Foreign Currency	Losses on Cash Flow Hedges	Pension and Other Postretirement Benefits	Total
Balance, December 31, 2015	$(165)	$(7)	$(186)	$(358)
Other comprehensive income before reclassifications	18	—	—	18
Amounts reclassified from accumulated other comprehensive income(2)	—	1	—	1
Net other comprehensive income	18	1	—	19
Balance, March 31, 2016	$(147)	$(6)	$(186)	$(339)

	Three Months Ended March 31, 2015(1)
	Foreign Currency	Losses on Cash Flow Hedges	Pension and Other Postretirement Benefits	Total
Balance, December 31, 2014	$(65)	$(9)	$(143)	$(217)
Other comprehensive income (loss) before reclassifications	(48)	—	—	(48)
Amounts reclassified from accumulated other comprehensive income(2)	—	1	—	1
Net other comprehensive income (loss)	(48)	1	—	(47)
Balance, March 31, 2015	$(113)	$(8)	$(143)	$(264)

(1)	All amounts are net of tax.

(2)
The amounts reclassified from accumulated other comprehensive income for losses on cash flow hedges are recorded within interest expense, net on the condensed consolidated statement of income. The amounts reclassified from accumulated other comprehensive income for pension and other postretirement benefits are included in operating expenses on the condensed consolidated statement of income.

Note 5 – Interest Expense

The following are the components of net interest expense:

	Three Months Ended March 31,
In millions	2016	2015
Interest expense	$288	$137
Interest income	(5)	(3)
Interest expense, net	$283	$134

Note 6 – Earnings Per Share

Earnings per share is computed using the two-class method. Options to purchase 3.6 million ~~s~~hares of common stock were outstanding, but were not included in the calculation of diluted earnings per share, for the three months ended March 31, 2016, because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. For the same reason, options to purchase less than one million shares of common stock were outstanding, but were not included in the calculation of diluted earnings per share for the three months ended March 31, 2015, respectively.

The following is a reconciliation of basic and diluted net income per share attributable to CVS Health for the respective periods:

	Three Months Ended March 31,
In millions, except per share amounts	2016	2015
Numerator for earnings per share calculations:
Net income attributable to CVS Health	$1,146	$1,221
Income allocated to participating securities	(6)	(5)
Income available for common shareholders	$1,140	$1,216

Denominators for earnings per share calculations:
Weighted average shares, basic	1,092	1,128
Effect of dilutive securities	7	8
Weighted average shares, diluted	1,099	1,136

Net income per share attributable to CVS Health:
Basic	$1.04	$1.08
Diluted	$1.04	$1.07

Note 7 – Segment Reporting

The Company has three reportable segments: Pharmacy Services, Retail/LTC and Corporate. The Retail/LTC Segment includes the operating results of the Company's Retail Pharmacy and LTC operating segments as the operations and economic characteristics are similar. The Company’s segments maintain separate financial information by which operating results are evaluated on a regular basis by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company evaluates its Pharmacy Services and Retail/LTC segments’ performance based on net revenue, gross profit and operating profit before the effect of nonrecurring charges and gains and certain intersegment activities. The Company evaluates the performance of its Corporate Segment based on operating expenses before the effect of nonrecurring charges and gains and certain intersegment activities.

The Pharmacy Services Segment provides a full range of pharmacy benefit management (“PBM”) services including plan design and administration, formulary management, Medicare Part D services, mail order, specialty pharmacy and infusion services, retail pharmacy network management services, prescription management systems, clinical services, disease management services and medical spend management. The Company’s clients are primarily employers, insurance companies, unions, government employee groups, health plans, Managed Medicaid plans and other sponsors of health benefit plans, and individuals throughout the United States. A portion of covered lives primarily within the Managed Medicaid, health plan and employer markets have access to our services through public and private exchanges. Through the Company’s SilverScript Insurance Company subsidiary, the Company is a national provider of drug benefits to eligible beneficiaries under the federal government’s Medicare Part D program. The Pharmacy Services Segment operates under the CVS/caremarkTM Pharmacy Services, Caremark®, CVS CaremarkTM, CVS/caremarkTM, CarePlus CVS/pharmacy®, CVS/specialtyTM, RxAmerica®, Accordant®, SilverScript®, NovoLogix®, Coram®, Navarro® Health Services and Advanced Care Scripts® names. As of March 31, 2016, the Pharmacy Services Segment operated 23 retail specialty pharmacy stores, 13 specialty mail order pharmacies, five mail service dispensing pharmacies, and 87 branches for infusion and enteral services, including approximately 73 ambulatory infusion suites and six centers of excellence, located in 41 states, Puerto Rico and the District of Columbia.

The Retail/LTC Segment sells prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, personal care products, convenience foods, photo finishing, seasonal merchandise and greeting cards. With the acquisition of Omnicare, the Retail/LTC Segment now includes LTC operations, which is comprised of providing the distribution of pharmaceuticals, related pharmacy consulting and other ancillary services to chronic care facilities and other care settings, as well as commercialization services which are provided by RxCrossroads®. We added approximately 1,670 pharmacies through the acquisition of Target Corporation's ("Target") pharmacies in December 2015, thereby expanding our presence in new and existing markets. The stores within Target sell only prescription drugs and over-the-counter drugs that are required to be behind the counter. The Retail/LTC Segment also operates retail medical clinics under the MinuteClinic® name. MinuteClinics utilize nationally-recognized medical protocols to diagnose and treat minor health conditions, perform health screenings, monitor chronic conditions and deliver vaccinations. The clinics are staffed by board-certified nurse practitioners and physician assistants who provide access to affordable care without appointment. As of March 31, 2016, our Retail/LTC Segment included 9,674 retail stores (of which 9,619 were either the Company's retail stores that operated a pharmacy, or pharmacies located within Target stores) located in 49 states, the District of Columbia, Puerto Rico and Brazil operating primarily under the CVS Pharmacy®, CVS®, Longs Drugs®, Navarro Discount Pharmacy® and Drogaria OnofreTM names, 32 onsite pharmacies primarily operating under the CarePlus CVS PharmacyTM, CarePlus® and CVS Pharmacy® names, 1,136 retail health care clinics operating under the MinuteClinic® name (of which 1,129 were located in CVS Pharmacy stores, as well as clinics located within Target stores), and our online retail websites, CVS.com®, Navarro.comTM and Onofre.com.brTM. LTC operations are comprised of 143 spoke pharmacies that primarily handle new prescription orders, of which 32 are also hub pharmacies that use proprietary automation to support spoke pharmacies with refill prescriptions. LTC operates primarily under the Omnicare® and NeighborCare® names.

The Corporate Segment provides management and administrative services to support the Company. The Corporate Segment consists of certain aspects of executive management, corporate relations, legal, compliance, human resources, corporate information technology and finance departments.

In millions	Pharmacy Services Segment(1)	Retail/LTC Segment	Corporate Segment	Intersegment Eliminations(2)	Consolidated Totals
Three Months Ended
March 31, 2016:
Net revenues	$28,765	$20,112	$—	$(5,662)	$43,215
Gross profit(3)	1,102	5,830	—	(188)	6,744
Operating profit (loss)(3)	782	1,777	(212)	(171)	2,176
March 31, 2015:
Net revenues	23,879	16,951	—	(4,498)	36,332
Gross profit	1,026	5,295	—	(157)	6,164
Operating profit (loss)	734	1,727	(189)	(140)	2,132

(1)	Net revenues of the Pharmacy Services Segment include approximately $3.0 billion and $2.5 billion of retail co-payments for the three months ended March 31, 2016 and 2015, respectively.

(2)
Intersegment eliminations relate to intersegment revenue generating activities that occur between the Pharmacy Services Segment and the Retail/LTC Segment. These occur when Pharmacy Services Segment members fill prescriptions at either the Company's retail pharmacies or long-term care facilities. Revenues are recorded in both segments and are eliminated in consolidation. Gross profit and operating profit related to the Company's Maintenance Choice® programs are recorded in both segments and are also eliminated in consolidation.

(3)
The Retail/LTC Segment gross profit and operating profit for the three months ended March 31, 2016 include $4 million and $57 million, respectively, of acquisition-related integration costs related to the acquisitions of Omnicare and the pharmacies and clinics of Target.

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

As of March 31, 2016, the Company guaranteed approximately 70 such store leases (excluding the lease guarantees related to Linens ‘n Things, which have been recorded as a liability on the condensed consolidated balance sheet), with the maximum remaining lease term extending through 2026. Management believes the ultimate disposition of any of the remaining guarantees will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or future cash flows.

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

•
Caremark (the term “Caremark” being used herein to generally refer to any one or more PBM subsidiaries of the Company, as applicable) was named in a putative class action lawsuit filed in October 2003 in Alabama state court by John Lauriello, purportedly on behalf of participants in the 1999 settlement of various securities class action and derivative lawsuits against Caremark and others. Other defendants include insurance companies that provided coverage to Caremark with respect to the settled lawsuits. The Lauriello lawsuit seeks approximately $3.2 billion in compensatory damages plus other non-specified damages based on allegations that the amount of insurance coverage available for the settled lawsuits was misrepresented and suppressed. A similar lawsuit was filed in November 2003 by Frank McArthur, also in Alabama state court, naming as defendants, among others, Caremark and several insurance companies involved in the 1999 settlement. This lawsuit was stayed as a later-filed class action, but McArthur was subsequently allowed to intervene in the Lauriello action. Following the close of class discovery, the trial court entered an Order on August 15, 2012 that granted the plaintiffs’ motion to certify a class pursuant to Alabama Rule of Civil Procedures 23(b)(3) but denied their request that the class also be certified pursuant to Rule 23(b)(1). In addition, the August 15, 2012 Order appointed class representatives and class counsel. On September 12, 2014, the Alabama Supreme Court affirmed the trial court’s August 15, 2012 Order. In November 2015, the trial court ruled on the parties’ motions for summary judgment. The Court granted in part and denied in part plaintiffs' motions for summary judgment and the Court denied Caremark's motion for summary judgment. The parties engaged in mediation in January 2016. The parties have reached an agreement in principle to resolve the matter. In connection with this agreement, the Company has agree to contribute a total of $80 million to the settlement fund and agreed to forego its right to have its insurer continue to reimburse its related legal fees, including legal fees of $3 million expensed in the first quarter of 2016. The Company has established reserves related to this matter to fully cover such payments. The settlement remains subject to reaching agreement on final terms and to court approval. The Company denies any wrongdoing, and agreed to a settlement to avoid the burden, uncertainty and distraction of litigation.

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

In August 2006, the Judicial Panel on Multidistrict Litigation issued an order transferring all related PBM antitrust cases, including the North Jackson Pharmacy cases, to the United States District Court for the Eastern District of Pennsylvania for coordinated and consolidated proceedings with the cases originally filed in that court, including the Bellevue matter. The consolidated action is now known as In re Pharmacy Benefit Managers Antitrust Litigation. A motion for class certification filed by the North Jackson Pharmacy plaintiffs against the Caremark defendants in August 2015 is currently pending. In the Bellevue matter, the parties have reached an agreement in principle to settle the case. The terms of the settlement are confidential and not material to the Company’s consolidated financial statements. The settlement has been fully reserved in the Company's consolidated financial statements. The Company denies any wrongdoing, and agreed to a settlement to avoid the burden, uncertainty and distraction of litigation.

•
In February 2006, two substantially similar putative class action lawsuits were filed in the U.S. District Court for the Eastern District of Kentucky, and were consolidated and entitled Indiana State Dist. Council of Laborers & HOD Carriers Pension & Welfare Fund v. Omnicare, Inc., et al., No. 2:06cv26. The consolidated complaint was filed against Omnicare, three of its officers and two of its directors and purported to be brought on behalf of all open-market purchasers of Omnicare common stock from August 3, 2005 through July 27, 2006, as well as all purchasers who bought shares of Omnicare common stock in Omnicare’s public offering in December 2005. The complaint alleged violations of the Securities Exchange Act of 1934 and Section 11 of the Securities Act of 1933 and sought, among other things, compensatory damages and injunctive relief. After dismissals and appeals to the United States Court of Appeals for the Sixth Circuit, the United States Supreme Court remanded the case to the district court. In October 2015, the court granted plaintiffs’ motion to file a third amended complaint. In December 2015, Omnicare filed a motion to dismiss plaintiffs' third amended complaint.

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

•
In November 2009, a securities class action lawsuit was filed in the United States District Court for the District of Rhode Island by Richard Medoff, purportedly on behalf of purchasers of CVS Health Corporation stock between May 5, 2009 and November 4, 2009. An amended complaint extended that time period back to October 30, 2008. The lawsuit names the Company and certain officers as defendants and includes allegations of securities fraud relating to public disclosures made by the Company concerning the PBM business and allegations of insider trading. In addition, a shareholder derivative lawsuit was filed by Mark Wuotila in December 2009 in the same court against the directors and certain officers of the Company. The derivative lawsuit, which remained stayed pending developments in the related securities class action, includes allegations of, among other things, securities fraud, insider trading and breach of fiduciary duties and further alleges that the Company was damaged by the purchase of stock at allegedly inflated prices under its share repurchase program. In August 2015, the parties reached an agreement in principle to settle the Medoff action for $48 million. In February 2016, the court entered final judgment concluding the matter and approving the settlement. The Company also has reached an agreement in principle to settle the Wuotila derivative matter, pursuant to which the Company would maintain or implement certain corporate governance measures and pay the plaintiff’s legal fees of $270,000. The settlement remains subject to court approval. The Company denies any wrongdoing, and agreed to settle these matters to avoid the burden, uncertainty and distraction of litigation. The settlements are funded by insurance proceeds.

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

•
On October 29, 2010, a qui tam complaint entitled United States et al., ex rel. Banigan and Templin v. Organon USA, Inc., Omnicare, Inc. and PharMerica Corporation, Civil No. 07-12153-RWZ, that had been filed under seal with the U.S. District Court in Boston, Massachusetts, was ordered unsealed by the court. The complaint was brought by James Banigan and Richard Templin, former employees of Organon, as private party qui tam relators on behalf of the federal government and several state and local governments. The action alleges civil violations of the federal False Claims Act based on allegations that Organon and its affiliates paid Omnicare and several other long-term care pharmacies rebates, post-purchase discounts and other forms of remuneration in return for purchasing pharmaceuticals from Organon and taking steps to increase the purchase of Organon’s drugs in violation of the Anti-Kickback Statute. The U.S. Department of Justice declined to intervene in this action. The court denied Omnicare’s motion to dismiss in June 2012. Discovery is closed in this matter. In February 2016, Omnicare filed motions for summary judgment. The Company believes that the allegations are without merit.

•
In January 2012, the United States District Court for the Eastern District of Pennsylvania unsealed a first amended qui tam complaint filed in August 2011 by an individual relator, Anthony Spay, who is described in the complaint as having once been employed by a firm providing pharmacy prescription benefit audit and recovery services. The complaint seeks monetary damages and alleges that Caremark’s processing of Medicare claims on behalf of one of its clients violated the federal False Claims Act. The United States declined to intervene in the lawsuit. In September 2015, the Court granted Caremark's motion for summary judgment in its entirety, and entered judgment in favor of Caremark and against Spay. In October 2015, Spay filed a notice of appeal in the United States Court of Appeals for the Third Circuit.

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

•
On March 22, 2013, a qui tam complaint entitled United States et al. ex rel. Susan Ruscher v. Omnicare, Inc. et al., Civil No. 08-cv-3396, which had been filed under seal in the U.S. District Court for the Southern District of Texas, was unsealed by the court. The complaint was brought by Susan Ruscher as a private party qui tam relator on behalf of the federal government and several state governments alleging violations of the federal False Claims Act and analogous state laws based upon allegations that Omnicare’s practices relating to customer collections violated the Anti-Kickback Statute. In September 2015, the court granted summary judgment dismissing all claims against Omnicare and denied relator’s motion for summary judgment related to Omnicare’s counterclaims and thereafter, in October 2015, the court entered a final judgment for Omnicare and stayed trial on the counterclaims pending an appeal from the relator. In October 2015, plaintiffs filed a notice of appeal in the United States Court of Appeals for the Fifth Circuit, and thereafter in February 2016, plaintiff filed an appellate brief.

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

•
In July 2015, the U.S. District Court in the District of Massachusetts dismissed all claims alleged in a qui tam lawsuit that had been brought against the Company by a pharmacy auditor and a former CVS pharmacist. The lawsuit, which was initially filed under seal in 2011, alleged that the Company violated the federal False Claims Act, as well as the false claims acts of several states, by overcharging state and federal governments in connection with prescription drugs available through the Company’s Health Savings Pass program, a membership-based program that allows enrolled customers special pricing for typical 90-day supplies of various generic prescription drugs. The federal government had declined to intervene in the case. The plaintiffs are appealing the dismissal to the U.S. Court of Appeals for the First Circuit.

•
The Attorney General of the State of Texas issued Civil Investigative Demands and other requests in February 2012, May 2014 and May 2015, and has continued its investigation concerning the Health Savings Pass program and other pricing practices with respect to claims for reimbursement from the Texas Medicaid program.

•
In July and September 2015, two related putative class actions, Corcoran et al. v. CVS Health Corp., and Podgorny et al. v. CVS Health Corp., were filed against the Company in the United States District Court in the Northern District of California and the Northern District of Illinois, respectively. The two cases have been consolidated in United States District Court in the Northern District of California. In March 2016, the Court granted in part and denied in part the Company’s motion to dismiss. Discovery is proceeding on the remaining allegations in the third amended complaint, which alleges that the plaintiffs overpaid for prescriptions for generic drugs filled at CVS pharmacies. The plaintiffs seek damages and injunctive relief under the consumer protection statutes and common laws of certain states. In February 2016, two third-party payors filed a similar putative class action, Sheet Metal Workers Local No. 20 Welfare and Benefit Fund v. CVS Health Corp., against the Company in the United States District Court for the District of Rhode Island. The Company has moved to dismiss this complaint.

•
In September 2015, Omnicare was served with an administrative subpoena by the DEA. The subpoena seeks documents related to controlled substance policies, procedures, and practices at eight pharmacy locations from May 2012 to the present. The Company has been cooperating and providing documents in response to this administrative subpoena.

•
In October 2015, Omnicare received a Civil Investigative Demand from the United States Attorney’s Office for the Southern District of New York requesting information and documents concerning Omnicare’s cycle fill process for assisted living facilities. The Company has been cooperating with the government and providing documents and information in response to the Civil Investigative Demand.

•
In October 2015, the Company received from the U.S. Department of Justice a Civil Investigative Demand requesting documents and information in connection with a False Claims Act investigation concerning allegations that the Company submitted, or caused to be submitted, to the Medicare Part D program prescription drug event data that misrepresented true prices paid by the Company's PBM to pharmacies for drugs dispensed to Part D beneficiaries with prescription benefits administered by the Company’s PBM. The Company has been cooperating with the government and providing documents and information in response to the Civil Investigative Demand.

•
In November 2015, the United States District Court for the Eastern District of Pennsylvania unsealed a second amended qui tam complaint filed in September 2015, in an action captioned The United States of America et al. ex rel. Sally Schimelpfeinig and John Segura v. Dr. Reddy’s Laboratories Limited et al. The U.S. Department of Justice declined to intervene in this action. The relators allege that the Company, Walgreens, Wal-Mart, and Dr. Reddy’s Laboratories violated the federal and various state False Claims Acts by dispensing prescriptions in unit dose packaging supplied by Dr. Reddy’s that was not compliant with the Consumer Product Safety Improvement Act and the Poison Preventive Packaging Act and thereby allegedly rendering the drugs misbranded under the Food, Drug & Cosmetic Act. The Company has moved to dismiss the complaint.

•
In February 2016, an ERISA class action lawsuit was filed against the Company, the Benefit Plans Committee of the Company, and Galliard Capital Management, Inc., in the United States District Court for the District of Rhode Island by Mary Barchock, Thomas Wasecko, and Stacy Weller, purportedly on behalf of the 401(k) Plan and the Employee Stock Ownership Plan of the Company (the “Plan”), and participants in the Plan. The complaint alleges that the defendants breached fiduciary duties owed to the plaintiffs and the Plan by investing too much of the Plan’s Stable Value Fund in short-term money market funds and cash management accounts. The Company has moved to dismiss the complaint.

•
In February 2016, the Company entered into a settlement agreement with the U.S. Attorney’s Office for the District of Maryland, resolving alleged violations of the Controlled Substances Act (“CSA”). The Company paid a fine of $8 million in connection with the settlement in the first quarter of 2016 which was previously fully reserved in the Company's financial statements. The Company is also undergoing several audits by the Drug Enforcement Agency (“DEA”) Administrator and is in discussions with the DEA and the U.S. Attorney’s Office in several locations concerning allegations that the Company has violated certain requirements of the CSA.

The Company is also a party to other legal proceedings, government investigations, inquiries and audits arising in the normal course of its business, none of which is expected to be material to the Company. The Company can give no assurance, however, that its business, financial condition and results of operations will not be materially adversely affected, or that the Company will not be required to materially change its business practices, based on: (i) future enactment of new health care or other laws or regulations; (ii) the interpretation or application of existing laws or regulations as they may relate to the Company’s business, the pharmacy services, specialty pharmacy, retail pharmacy, long-term care pharmacy or retail clinic industries or to the health care industry generally; (iii) pending or future federal or state governmental investigations of the Company’s business or the pharmacy services, specialty pharmacy, retail pharmacy, long-term care pharmacy or retail clinic industry or of the health care industry generally; (iv) pending or future government enforcement actions against the Company; (v) adverse developments in any pending qui tam lawsuit against the Company, whether sealed or unsealed, or in any future qui tam lawsuit that may be filed against the Company; or (vi) adverse developments in pending or future legal proceedings against the Company or affecting the pharmacy services, specialty pharmacy, retail pharmacy, long-term care pharmacy or retail clinic industry or the health care industry generally.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
CVS Health Corporation:

We have reviewed the condensed consolidated balance sheet of CVS Health Corporation (the Company) as of March 31, 2016, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2016 and 2015. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CVS Health Corporation as of December 31, 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated February 9, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2015, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

May 3, 2016
Boston, Massachusetts

Part I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of Our Business

CVS Health Corporation, together with its subsidiaries (collectively, “CVS Health,” the “Company,” “we,” “our” or “us”), is a pharmacy innovation company helping people on their path to better health. At the forefront of a changing health care landscape, the Company has an unmatched suite of capabilities and the expertise needed to drive innovations that will help shape the future of health.

We are currently the only integrated pharmacy health care company with the ability to impact consumers, payors, and providers with innovative, channel-agnostic solutions to complex challenges managing costs and care. We have a deep understanding of their diverse needs through our unique integrated model, and we are bringing them innovative solutions that help increase access to quality care, deliver better health outcomes and lower overall health care costs.

Through our more than 9,600 retail pharmacies, more than 1,100 walk-in medical clinics, a leading pharmacy benefits manager with nearly 80 million plan members, a dedicated senior pharmacy care business serving more than one million patients per year, and expanding specialty pharmacy services, we enable people, businesses and communities to manage health in more affordable, effective ways. We are delivering break-through products and services, from advising patients on their medications at our CVS Pharmacy® locations, to introducing unique programs to help control costs for our clients at CVS Caremark®, to innovating how care is delivered to our patients with complex conditions through CVS SpecialtyTM, to improving pharmacy care for the senior community through Omnicare®, or by expanding access to high-quality, low-cost care at CVS MinuteClinicTM.

We have three reportable segments: Pharmacy Services, Retail/LTC and Corporate.

Pharmacy Services Segment

Our Pharmacy Services business generates revenue from a full range of pharmacy benefit management (“PBM”) solutions, including plan design and administration, formulary management, Medicare Part D services, mail order, specialty pharmacy and infusion services, retail pharmacy network management services, prescription management systems, clinical services, disease management services and medical spend management. Our clients are primarily employers, insurance companies, unions, government employee groups, health plans, Managed Medicaid plans and other sponsors of health benefit plans and individuals throughout the United States. A portion of covered lives primarily within the Managed Medicaid, health plan and employer markets have access to our services through public and private exchanges. As a pharmacy benefits manager, we manage the dispensing of prescription drugs through our mail order pharmacies, specialty pharmacies, long-term care pharmacies and a national network of more than 68,000 retail pharmacies, consisting of approximately 41,000 chain pharmacies (which includes our CVS Pharmacy® stores) and 27,000 independent pharmacies, to eligible members in the benefit plans maintained by our clients and utilize our information systems to perform, among other things, safety checks, drug interaction screenings and brand to generic substitutions.

Our specialty pharmacies support individuals who require complex and expensive drug therapies. Our specialty pharmacy business includes mail order and retail specialty pharmacies that operate under the CVS Caremark®, CarePlus CVS PharmacyTM, Navarro® Health Services and Advanced Care Scripts®("ACS") names. The Pharmacy Services Segment also provides health management programs, which include integrated disease management for 17 conditions, through our Accordant® rare disease management offering. In addition, through our SilverScript Insurance Company subsidiary, we are a national provider of drug benefits to eligible beneficiaries under the federal government’s Medicare Part D program. The Pharmacy Services Segment operates under the CVS Caremark® Pharmacy Services, Caremark®, CVS Caremark®, CarePlus CVS PharmacyTM, Accordant®, SilverScript®, Coram®, CVS SpecialtyTM, NovoLogix®, Navarro® Health Services and Advanced Care Scripts® names. As of March 31, 2016, the Pharmacy Services Segment operated 23 retail specialty pharmacy stores, 13 specialty mail order pharmacies, five mail order dispensing pharmacies, and 87 branches for infusion and enteral services, including approximately 73 ambulatory infusion suites and six centers of excellence, located in 41 states, Puerto Rico and the District of Columbia.

Retail/LTC Segment

Our Retail/LTC Segment sells prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, personal care products, convenience foods, photo finishing, seasonal merchandise and greeting cards through our CVS Pharmacy ®, CVS ®, Longs Drugs ®, Navarro Discount Pharmacy ® and Drogaria Onofre TM retail stores and online through CVS.com ®, Navarro.com TM and Onofre.com.br TM. The Retail/LTC Segment also includes providing the distribution of pharmaceuticals, related pharmacy consulting and other ancillary services to chronic care facilities and other care settings, as well as commercialization services which are provided by RxCrossroads ®. Our Retail/LTC Segment derives the majority of its revenues through the sale of prescription drugs, which are dispensed by our more than 30,000 pharmacists. Our Retail/LTC Segment also provides health care services through our CVS MinuteClinic offering. MinuteClinics are staffed by nurse practitioners and physician assistants who utilize nationally recognized protocols to diagnose and treat minor health conditions, perform health screenings, monitor chronic conditions and deliver vaccinations. As of March 31, 2016, our Retail/LTC Segment included 9,674 retail stores (of which 9,619 were either the Company's retail stores that operated a pharmacy, or pharmacies located within Target stores) located in 49 states, the District of Columbia, Puerto Rico and Brazil operating primarily under the CVS Pharmacy®, CVS®, Longs Drugs®, Navarro Discount Pharmacy® and Drogaria OnofreTM names, 32 onsite pharmacies primarily operating under the CarePlus CVS PharmacyTM, CarePlus® and CVS Pharmacy® names, and 1,136 retail health care clinics operating under the MinuteClinic® name (of which 1,129 were located in CVS Pharmacy stores, as well as our clinics located within Target stores), and our online retail websites, CVS.com®, Navarro.comTM and Onofre.com.brTM. LTC operations are comprised of 143 spoke pharmacies that primarily handle new prescription orders, of which 32 are also hub pharmacies that use proprietary automation to support spoke pharmacies with refill prescriptions. LTC operates primarily under the Omnicare® and NeighborCare® names.

Corporate Segment

The Corporate Segment provides management and administrative services to support the Company. The Corporate Segment consists of certain aspects of our executive management, corporate relations, legal, compliance, human resources, corporate information technology and finance departments.

Results of Operations

The following discussion explains the material changes in our results of operations for the three months ended March 31, 2016 and 2015, and the significant developments affecting our financial condition since December 31, 2015. We strongly recommend that you read our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”) along with this report.

Summary of the Condensed Consolidated Financial Results:

	Three Months Ended March 31,
In millions	2016	2015

Net revenues	$43,215	$36,332
Cost of revenues	36,471	30,168
Gross profit	6,744	6,164
Operating expenses	4,568	4,032
Operating profit	2,176	2,132
Interest expense, net	283	134
Income before income tax provision	1,893	1,998
Income tax provision	746	777
Net income	1,147	1,221
Net income attributable to noncontrolling interest	(1)	—
Net income attributable to CVS Health	$1,146	$1,221

Net Revenues

Net revenues increased approximately $6.9 billion, or 18.9% in the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. The increase in the Pharmacy Services Segment was primarily driven by growth in increased volume in pharmacy network claims and growth in specialty pharmacy, including the addition of ACS which was acquired through the Omnicare acquisition in August 2015. The increase in the Retail/LTC Segment was primarily due to the addition of LTC and the pharmacies and clinics of Target, as well as increased pharmacy same store sales. The Pharmacy Services and Retail/LTC segments were also negatively affected by pricing/reimbursement pressure. Net revenues in both periods were negatively affected by increased generic dispensing rates for both segments. However, the year-over-year increase in generic dispensing rates was not as significant in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Generic prescription drugs typically have a lower selling price than brand name prescription drugs.

Please see the section entitled “Segment Analysis” below for additional information regarding net revenues.

Gross Profit

Gross profit dollars increased $580 million, or 9.4% in the three months ended March 31, 2016 as compared to the prior year. Gross profit as a percentage of net revenues decreased approximately 135 basis points in the three months ended March 31, 2016, to 15.6% as compared to the prior year. The decrease in gross profit as a percentage of net revenues was driven by a change in the mix of business, including the Pharmacy Services Segment growing faster than the Retail/LTC Segment, as well as declines in gross margin in both segments. Gross profit dollars for the three months ended March 31, 2016, was positively affected by an increase in generic dispensing rates, as well as volume from the acquisitions of Omnicare and the pharmacies and clinics of Target compared to the prior year.

Please see the section entitled “Segment Analysis” below for additional information regarding gross profit.

Operating Expenses

Operating expenses increased $536 million, or 13.3%, in the three months ended March 31, 2016, as compared to the prior year. Operating expenses as a percentage of net revenues decreased approximately 50 basis points to 10.6% in the three months ended March 31, 2016, as compared to 11.1% in the three months ended March 31, 2015. The increase in operating expense dollars in the three months ended March 31, 2016, was primarily due to the addition of Omnicare, as well as incremental store operating costs associated with operating more stores, including the pharmacies and clinics of Target, in our Retail/LTC Segment. The improvement in operating expenses as a percentage of net revenues for the three months ended March 31, 2016 is primarily due to expense leverage from net revenue growth.

Please see the section entitled “Segment Analysis” below for additional information regarding operating expenses.

Interest Expense, net

Interest expense, net, increased $149 million in the three months ended March 31, 2016, as compared to the prior year. The increase in the three months ended March 31, 2016 was primarily due to the $15 billion debt issuance in July 2015 which was used to acquire Omnicare and the pharmacies and clinics of Target and the debt assumed through the Omnicare acquisition.

For additional information on our financing activities, please see the “Liquidity and Capital Resources” section below.

Income Tax Provision

Our effective income tax rate was 39.4% for the three months ended March 31, 2016, compared to 38.9% for the three months ended March 31, 2015. The increase in the effective income tax rate for the three months ended March 31, 2016, was primarily due to certain permanent and discrete items.

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

In millions	Pharmacy Services Segment(1)	Retail/LTC Segment	Corporate Segment	Intersegment Eliminations(2)	Consolidated Totals
Three Months Ended
March 31, 2016:
Net revenues	$28,765	$20,112	$—	$(5,662)	$43,215
Gross profit(3)	1,102	5,830	—	(188)	6,744
Operating profit (loss)(3)	782	1,777	(212)	(171)	2,176
March 31, 2015:
Net revenues	23,879	16,951	—	(4,498)	36,332
Gross profit	1,026	5,295	—	(157)	6,164
Operating profit (loss)	734	1,727	(189)	(140)	2,132

(1)	Net revenues of the Pharmacy Services Segment include approximately $3.0 billion and $2.5 billion of retail co-payments for the three months ended March 31, 2016 and 2015, respectively.

(2)
Intersegment eliminations relate to intersegment revenue generating activities that occur between the Pharmacy Services Segment and the Retail/LTC Segment. These occur when Pharmacy Services Segment members fill prescriptions at either the Company's retail pharmacies or long-term care facilities. Revenues are recorded in both segments and are eliminated in consolidation. Gross profit and operating profit related to the Company's Maintenance Choice® programs are recorded in both segments and are also eliminated in consolidation.

(3)
The Retail/LTC Segment gross profit and operating profit for the three months ended March 31, 2016 include $4 million and $57 million, respectively, of acquisition-related integration costs related to the acquisitions of Omnicare and the pharmacies and clinics of Target.

Pharmacy Services Segment

The following table summarizes our Pharmacy Services Segment’s performance for the respective periods:

	Three Months Ended March 31,
In millions	2016	2015

Net revenues	$28,765	$23,879
Gross profit	1,102	1,026
Gross profit % of net revenues	3.8%	4.3%
Operating expenses	320	292
Operating expense % of net revenues	1.1%	1.2%
Operating profit	782	734
Operating profit % of net revenues	2.7%	3.1%
Net revenues:
Mail choice(1)	$10,150	$8,750
Pharmacy network(2)	18,536	15,059
Other	79	70
Pharmacy claims processed:
Total	304.8	251.1
Mail choice(1)	21.7	20.3
Pharmacy network(2)	283.1	230.8
Generic dispensing rate:
Total	85.2%	83.5%
Mail choice(1)	77.3%	76.1%
Pharmacy network(2)	85.8%	84.1%
Mail choice penetration rate	17.6%	19.8%

(1)
Mail choice is defined as claims filled at a Pharmacy Services mail facility, which includes specialty mail claims inclusive of Specialty Connect® claims filled at retail, as well as prescriptions filled at retail under the Maintenance Choice® program.

(2)
Pharmacy network net revenues, claims processed and generic dispensing rates do not include Maintenance Choice, which are included within the mail choice category. Pharmacy network is defined as claims filled at retail and specialty pharmacies, including our retail drugstores and long-term care pharmacies, but excluding Maintenance Choice activity.

Net Revenues

Net revenues in our Pharmacy Services Segment increased $4.9 billion, or 20.5%, to $28.8 billion in the three months ended March 31, 2016, as compared to the prior year. The increase is primarily due to increased pharmacy network claims, growth in specialty pharmacy, including the addition of ACS through the acquisition of Omnicare, and inflation, partially offset by price compression. As you review our Pharmacy Services Segment’s performance in this area, we believe you should consider the following important information that impacted the three months ended March 31, 2016:

•
Our mail choice claims processed increased 6.6% to 21.7 million claims in the three months ended March 31, 2016, compared to 20.3 million claims in the prior year. The increase in mail choice claims was primarily driven by the continuing adoption of our Maintenance Choice offerings.

•
Our average revenue per mail choice claim increased by 8.8%, compared to the prior year. This increase was primarily due to growth in specialty pharmacy, including the addition of ACS through the acquisition of Omnicare.

•
Our pharmacy network claims processed increased 22.6% to 283.1 million claims in the three months ended March 31, 2016, compared to 230.8 million claims in the prior year. The increase in the pharmacy network claim volume was primarily due to net new business.

•	Our average revenue per pharmacy network claim processed remained relatively flat compared to the prior year.

•
Our mail choice generic dispensing rate increased to 77.3% in the three months ended March 31, 2016, compared to 76.1% in the prior year. Our pharmacy network generic dispensing rate increased to 85.8%, compared to 84.1% in the prior year. These continued increases in mail choice and pharmacy network generic dispensing rates were primarily due to the impact of new generic drug introductions, and our continuous efforts to encourage plan members to use generic drugs when they are available and clinically appropriate. We believe our generic dispensing rates will continue to increase in future periods, albeit at a slower pace. This increase will be affected by, among other things, the number of new generic drug introductions and our success at encouraging plan members to utilize generic drugs when they are available and clinically appropriate.

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

Gross profit increased $76 million, or 7.4%, to approximately $1.1 billion in the three months ended March 31, 2016, as compared to the prior year. The increase in gross profit dollars was primarily due to growth in specialty pharmacy, including the addition of ACS, higher generic dispensing and favorable purchasing economics, partially offset by price compression. Gross profit as a percentage of net revenues decreased to 3.8% in the three months ended March 31, 2016, compared to 4.3% in the prior year. The decrease in gross profit as a percentage of net revenues was primarily due to the mix of new business and price compression, partially offset by favorable generic dispensing and purchasing economics.

As you review our Pharmacy Services Segment’s performance in this area, we believe you should consider the following important information that had an impact on the three months ended March 31, 2016:

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

•
Our gross profit as a percentage of revenues benefited from the increase in our total generic dispensing rate, which increased to 85.2% in the three months ended March 31, 2016, compared to our generic dispensing rate of 83.5% in the prior year. This increase was primarily due to new generic drug introductions and our continual efforts to encourage plan members to use clinically appropriate generic drugs when they are available. We expect the trend in generic introductions to continue, albeit at a slower pace.

Operating Expenses

Operating expenses in our Pharmacy Services Segment include selling, general and administrative expenses; depreciation and amortization related to selling, general and administrative activities; and expenses related to specialty retail pharmacies, which include store and administrative payroll, employee benefits and occupancy costs.

Operating expenses increased $28 million to $320 million, or 1.1% as a percentage of net revenues, in the three months ended March 31, 2016, compared to $292 million, or 1.2% as a percentage of net revenues, in the prior year. Operating expenses as a percentage of net revenues improved slightly for the three months ended March 31, 2016. The increase in operating expense dollars for the three months ended March 31, 2016 was primarily due to the addition of ACS and increased costs associated with the growth of our business.

Retail/LTC Segment

The following table summarizes our Retail/LTC Segment’s performance for the respective periods:

	Three Months Ended March 31,
In millions	2016	2015

Net revenues	$20,112	$16,951
Gross profit(1)	5,830	5,295
Gross profit % of net revenues	29.0%	31.2%
Operating expenses(1)	4,053	3,568
Operating expense % of net revenues	20.1%	21.0%
Operating profit	1,777	1,727
Operating profit % of net revenues	8.8%	10.2%
Prescriptions filled (90 Day = 3 Rx)(2)	305.1	241.3
Net revenue increase (decrease):
Total	18.6%	2.9%
Pharmacy	23.7%	5.3%
Front store	2.6%	(3.6)%
Total prescription volume (90 Day = 3 Rx)(2)	26.4%	6.3%
Same store increase (decrease)(3):
Total sales	4.2%	1.2%
Pharmacy sales	5.5%	4.2%
Front store sales	0.7%	(6.1)%
Prescription volume (90 Day = 3 Rx)(2)	5.9%	5.1%
Generic dispensing rate	85.7%	84.4%
Pharmacy % of total revenues	74.7%	71.7%

(1)
Gross profit includes $4 million and operating expenses include $57 million of acquisition-related integration costs related to the acquisitions of Omnicare and the pharmacies and clinics of Target for the three months ended March 31, 2016.

(2)
Includes the adjustment to convert 90-day, non-specialty prescriptions to the equivalent of three 30-day prescriptions. This adjustment reflects the fact that these prescriptions include approximately three times the amount of product days supplied compared to a normal prescription.

(3)	Same store sales and prescriptions exclude revenues from MinuteClinic, and revenue and prescriptions from stores in Brazil, LTC operations and from commercialization services.

As of March 31, 2016, we operated 9,674 retail stores, compared to 7,850 retail drugstores as of March 31, 2015. The increase in the number of retail stores is due to the acquisition of the pharmacies of Target, as well as growth of our stand-alone retail stores.

Net Revenues

Net revenues in our Retail/LTC Segment increased $3.2 billion, or 18.6%, to approximately $20.1 billion in the three months ended March 31, 2016, as compared to the prior year. As you review our Retail/LTC Segment’s performance in this area, we believe you should consider the following important information that had an impact on the three months ended March 31, 2016:

•
Net revenues were positively affected by the addition of LTC. Net revenues from new stores, including the locations within Target stores, accounted for approximately 720 basis points of the increase in our total net revenues for the three months ended March 31, 2016.

•
Front store same store sales increased by 0.7% for the three months ended March 31, 2016, compared to the prior year. Front store same store sales were positively affected by approximately 105 basis points due to an additional day in 2016 related to leap year and approximately 80 basis points due to the shift of Easter to the first quarter in 2016 from the second quarter in 2015. Front store same store sales were negatively affect by softer customer traffic.

•
Pharmacy same store sales increased 5.5% for the three months ended March 31, 2016, as compared to the prior year. The increase in pharmacy same store sales was primarily due to the increase in same store script growth of 5.9% for the three months ended March 31, 2016, as well as 130 basis points due to an additional day in 2016 related to leap year.

•
Pharmacy revenues continue to be negatively impacted by the conversion of brand name drugs to equivalent generic drugs, which typically have a lower selling price. Pharmacy same store sales were negatively impacted by approximately 360 basis points for the three months ended March 31, 2016, due to recent generic introductions. The generic dispensing rate grew to 85.7% for the three months ended March 31, 2016, compared to 84.4% in the prior year. In addition, our pharmacy revenue growth has also been affected by a weaker and later flu season, which peaked in March, as well as continued reimbursement pressure, the lack of significant new brand name drug introductions and an increase in the number of over-the-counter remedies that were historically only available by prescription.

•
Pharmacy revenue growth continued to benefit from the increased utilization by Medicare Part D beneficiaries, our ability to attract and retain managed care customers and favorable industry trends. These trends include an aging American population as “baby boomers” are now in their fifties and sixties and are consuming a greater number of prescription drugs, as well as expanded coverage from the Patient Protection and Affordable Care Act (“ACA”). In addition, the increased use of pharmaceuticals as the first line of defense for individual health care contributed to the growing demand for pharmacy services. We believe these favorable industry trends will continue.

Gross Profit

Gross profit in our Retail/LTC Segment includes net revenues less the cost of merchandise sold in the period and the related purchasing costs, warehousing costs, delivery costs and actual and estimated inventory losses.

Gross profit increased $535 million, or 10.1%, to $5.8 billion in the three months ended March 31, 2016, as compared to the prior year. Gross profit as a percentage of net revenues decreased to 29.0% in the three months ended March 31, 2016, compared to 31.2% in the three months ended March 31, 2015.

The increase in gross profit dollars was primarily driven by the addition of LTC and the pharmacies and clinics of Target, as well as same store sales, partially offset by continued reimbursement pressure. The decrease in gross profit as a percentage of net revenues was primarily driven by a decline in pharmacy margins due to continued reimbursement pressure, partially offset by increased front store margins due to changes in the mix of products sold, efforts to rationalize promotional strategies and increased health care product sales.

As you review our Retail/LTC Segment’s performance in this area, we believe you should consider the following important information that impacted the three months ended March 31, 2016:

•
Front store revenues as a percentage of total revenues for the three months ended March 31, 2016, was 23.9% compared to 27.6% in the prior year. On average, our gross profit on front store revenues is higher than our gross profit on pharmacy revenues. Pharmacy revenues as a percentage of total revenues increased approximately 300 basis points in the three months ended March 31, 2016, compared to the prior year. This was due to pharmacy revenues growing faster than front store revenues, which includes the addition of LTC and the pharmacies of Target as well as a shift in the base business. The mix effect from a higher proportion of pharmacy sales had a negative effect on our overall gross profit for the three months ended March 31, 2016, compared to the prior year. This negative effect was partially offset by increased generic drug dispensing rates and the changes in the mix of front store products sold.

•
During the three months ended March 31, 2016, our front store gross profit as a percentage of net revenues increased compared to the same period in the prior year. The increase is primarily related to a change in the mix of products sold, including store brand and health care product sales, as well as efforts to rationalize promotional strategies.

•
Our pharmacy gross profit rates have been adversely affected by the efforts of managed care organizations, PBMs and governmental and other third-party payors to reduce their prescription drug costs, as well as changes in the mix of our business within the pharmacy portion of the Retail/LTC Segment. In the event this trend accelerates, we may not be able to sustain our current rate of revenue growth and gross profit dollars could be adversely impacted. The increased use of generic drugs has positively impacted our gross profit but has resulted in third-party payors augmenting their efforts to reduce reimbursement payments to retail pharmacies for prescriptions. This trend, which we expect to continue, reduces the benefit we realize from brand to generic product conversions.

 Operating Expenses

Operating expenses in our Retail/LTC Segment include payroll and employee benefits, occupancy costs, selling expenses, advertising expenses, depreciation and amortization expense and certain administrative expenses.

Operating expenses increased $485 million to $4.1 billion, or 20.1% as a percentage of net revenues, in the three months ended March 31, 2016, as compared to $3.6 billion, or 21.0% as a percentage of net revenues, in the prior year. The increase in operating expense dollars for the three months ended March 31, 2016, was primarily due to the addition of LTC and the pharmacies and clinics within Target stores, including acquisition-related integration costs of $57 million, and incremental store operating costs associated with operating more stores. Operating expenses as a percentage of net revenues for the three months ended March 31, 2016 improved primarily due to expense leverage from net revenue growth.

Corporate Segment

Operating Expenses

Operating expenses in our Corporate Segment include expenses from the Company’s executive management, corporate relations, legal, compliance, human resources, corporate information technology and finance departments. Operating expenses increased $23 million, or 12.2%, to $212 million in the three months ended March 31, 2016, as compared to the prior year. The increase in operating expenses for the three months ended March 31, 2016 was primarily due to the acquisition of Omnicare, as well as higher benefits and legal costs in 2016.

Liquidity and Capital Resources

We maintain a level of liquidity sufficient to allow us to cover our cash needs in the short-term. Over the long-term, we manage our cash and capital structure to maximize shareholder return, maintain our financial position and maintain flexibility for future strategic initiatives. We continuously assess our working capital needs, debt and leverage levels, capital expenditure requirements, dividend payouts, potential share repurchases and future investments or acquisitions. We believe our operating cash flows, commercial paper program, sale-leaseback program, as well as any potential future borrowings, will be sufficient to fund these future payments and long-term initiatives.

The change in cash and cash equivalents is as follows:

	Three Months Ended March 31,
in millions	2016	2015
Net cash provided by operating activities	$2,412	$1,984
Net cash used in investing activities	(633)	(544)
Net cash used in financing activities	(2,460)	(2,406)
Effect of exchange rate changes on cash and cash equivalents	1	3
Net decrease in cash and cash equivalents	$(680)	$(963)

Net cash provided by operating activities was approximately $2.4 billion in the three months ended March 31, 2016, compared to nearly $2.0 billion in the three months ended March 31, 2015. The $0.4 billion increase in cash provided by operating activities is primarily due to various changes in working capital.

Net cash used in investing activities was approximately $0.6 billion in the three months ended March 31, 2016, compared to $0.5 billion in the three months ended March 31, 2015. The increase in cash used in investing activities is primarily due to higher purchases of property and equipment during the three months ended March 31, 2016.

Net cash used in financing activities was $2.5 billion in the three months ended March 31, 2016, compared to net cash used in financing activities of $2.4 billion in the three months ended March 31, 2015. The cash used in financing activities remained relatively flat compared to the prior year.

As of March 31, 2016, the Company had the following outstanding share repurchase program that was authorized by the Company’s Board of Directors:

In billions
Authorization Date	Authorized	Remaining
December 15, 2014 (“2014 Repurchase Program”)	$10.0	$5.6

The 2014 Repurchase Program, which was effective immediately when authorized, permits the Company to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase transactions, and/or other derivative transactions. The 2014 Repurchase Program may be modified or terminated by the Board of Directors at any time.

During the three months ended March 31, 2016, the Company repurchased an aggregate of approximately 22.4 million shares of common stock for approximately $2.1 billion pursuant to the 2014 Repurchase Program which includes the accelerated share repurchase agreement (“ASR”) described below.

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

At the time they were received, the initial and final receipt of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted net income per share.

We did not have any outstanding commercial paper as of March 31, 2016. In connection with our commercial paper program, we maintain a $1.0 billion, five-year unsecured back-up credit facility, which expires on May 23, 2018, a $1.25 billion, five-year unsecured back-up credit facility, which expires on July 24, 2019, and a $1.25 billion, five-year unsecured back-up credit facility, which expires on July 1, 2020. The credit facilities allow for borrowings at various rates that are dependent, in part, on the Company’s public debt ratings and require the Company to pay a weighted average quarterly facility fee of approximately 0.03%, regardless of usage. As of March 31, 2016, there were no borrowings outstanding under the back-up credit facilities.

Our back-up credit facilities and unsecured senior notes contain customary restrictive financial and operating covenants. These covenants do not include a requirement for the acceleration of our debt maturities in the event of a downgrade in our credit rating. We do not believe the restrictions contained in these covenants materially affect our financial or operating flexibility.

As of March 31, 2016, our long-term debt was rated “Baa1” by Moody’s with a stable outlook and “BBB+” by Standard & Poor’s with a stable outlook, and our commercial paper program was rated “P-2” by Moody’s and “A-2” by Standard & Poor’s. In assessing our credit strength, we believe that both Moody’s and Standard & Poor’s considered, among other things, our capital structure and financial policies as well as our consolidated balance sheet, our historical acquisition activity and other financial information. Although we currently believe our long-term debt ratings will remain investment grade, we cannot guarantee the future actions of Moody’s and/or Standard & Poor’s. Our debt ratings have a direct impact on our future borrowing costs, access to capital markets and new store operating lease costs.

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

For a full description of our other critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Form 10-K.

Cautionary Statement Concerning Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of the federal securities laws. In addition, the Company and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the U.S. Securities and Exchange Commission (“SEC”) and in its reports to stockholders, press releases, webcasts, conference calls, meetings and other communications. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “project,” “anticipate,” “will,” “should” and similar expressions identify statements that constitute forward-looking statements. All statements addressing operating performance of CVS Health Corporation or any subsidiary, events or developments that the Company expects or anticipates will occur in the future, including statements relating to corporate strategy; revenue growth; earnings or earnings per common share growth; adjusted earnings or adjusted earnings per common share growth; free cash flow; debt ratings; inventory levels; inventory turn and loss rates; store development; relocations and new market entries; retail pharmacy business, sales trends and operations; PBM business, sales trends and operations; specialty pharmacy business, sales trends and operations; LTC pharmacy business, sales trends and operations; the Company’s ability to attract or retain customers and clients; Medicare Part D competitive bidding, enrollment and operations; new product development; and the impact of industry and regulatory developments, as well as statements expressing optimism or pessimism about future operating results or events, are forward-looking statements within the meaning of the federal securities laws.

The forward-looking statements are and will be based upon management’s then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

By their nature, all forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons as described in our SEC filings, including those set forth in the Risk Factors section within the 2015 Annual Report on Form 10-K, and including, but not limited to:

•
Risks relating to the health of the economy in general and in the markets we serve, which could impact consumer purchasing power, preferences and/or spending patterns, drug utilization trends, the financial health of our PBM and LTC clients, retail and specialty pharmacy payors or other payors doing business with the Company and our ability to secure necessary financing, suitable store locations and sale-leaseback transactions on acceptable terms.

•	Efforts to reduce reimbursement levels and alter health care financing practices, including pressure to reduce reimbursement levels for generic drugs.

•
The possibility of PBM and LTC client loss and/or the failure to win new PBM and LTC business, including as a result of failure to win renewal of expiring contracts, contract termination rights that may permit clients to terminate a contract prior to expiration and early or periodic renegotiation of pricing by clients prior to expiration of a contract.

•
The possibility of loss of Medicare Part D business and/or failure to obtain new Medicare Part D business, whether as a result of the annual Medicare Part D competitive bidding process, a sanction or otherwise.

•	Risks related to the frequency and rate of the introduction of generic drugs and brand name prescription products.

•
Risks of declining gross margins attributable to increased competitive pressures, increased client demand for lower prices, enhanced service offerings and/or higher service levels and market dynamics and, with respect to the PBM industry, regulatory changes that impact our ability to offer plan sponsors pricing that includes the use of retail “differential” or “spread” or the use of maximum allowable cost pricing.

•
Regulatory changes, business changes and compliance requirements and restrictions that may be imposed by Centers for Medicare and Medicaid Services (“CMS”), Office of Inspector General or other government agencies relating to the Company’s participation in Medicare, Medicaid and other federal and state government-funded programs, including sanctions and remedial actions that may be imposed by CMS on our Medicare Part D business.

•
Risks and uncertainties related to the timing and scope of reimbursement from Medicare, Medicaid and other government-funded programs, including the possible impact of sequestration, the impact of other federal budget, debt and deficit negotiations and legislation that could delay or reduce reimbursement from such programs and the impact of any closure, suspension or other changes affecting federal or state government funding or operations.

•
Possible changes in industry pricing benchmarks used to establish pricing in many of our PBM and LTC client contracts, pharmaceutical purchasing arrangements, retail network contracts, specialty payor agreements and other third party payor contracts.

•
A highly competitive business environment, including the uncertain impact of increased consolidation in the PBM industry, uncertainty concerning the ability of our retail and specialty pharmacy businesses to secure and maintain contractual relationships with PBMs and other payors on acceptable terms, uncertainty concerning the ability of our PBM business to secure and maintain competitive access, pricing and other contract terms from retail network pharmacies in an environment where some PBM clients are willing to consider adopting narrow or more restricted retail pharmacy networks.

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

•
Risks related to litigation, government investigations and other legal proceedings as they relate to our business, the pharmacy services, retail pharmacy, LTC pharmacy or retail clinic industries or to the health care industry generally.

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

•	The possibility that the anticipated synergies and other benefits from any acquisition by us will not be realized, or will not be realized within the expected time periods.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2016, the Company did not have any interest rate, foreign currency exchange rate or commodity derivative instruments in place and believes that as of March 31, 2016 its exposure to interest rate risk (inherent in the Company’s debt portfolio), foreign currency exchange rate risk and commodity price risk is not material.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f)) as of March 31, 2016, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to provide reasonable assurance that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: On August 18, 2015, the Company completed its acquisition of Omnicare, Inc. and on December 16, 2015, the Company completed its acquisition of the pharmacies and clinics of Target Corporation. As a result, the Company is in the process of integrating the applicable internal controls for each business into its internal control over financial reporting for the rest of the Company. Other than the foregoing, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II
Item 1. Legal Proceedings

I. Legal Proceedings

We refer you to Note 8 - “Commitments and Contingencies - Legal Matters” contained in the “Notes to the Condensed Consolidated Financial Statements” of our Quarterly Report on Form 10-Q for the three months ended March 31, 2016 for a description of our legal proceedings.

II. Environmental Matters

Item 103 of SEC Regulation S-K requires disclosure of certain environmental legal proceedings if management reasonably believes that the proceedings involve potential monetary sanctions of $100,000 or more. Adams Drug Stores, a predecessor in interest to CVS Health, has been identified as a potentially responsible party (“PRP”) at the Peterson/Puritan Superfund Site in Rhode Island. The Company received a General Notice Letter from the United States Environmental Protection Agency (the “EPA”) alleging that Adams Drug Stores historically sent wastes to the site. The Company has joined other PRPs in communicating with the EPA regarding the appropriate remedial action and contribution amounts. These proceedings are not material to the Company’s business or financial position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table presents the total number of shares purchased in the three months ended March 31, 2016, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to the 2014 Repurchase Program. See Note 3 - “Share Repurchase Programs” contained in the “Notes to the Condensed Consolidated Financial Statements” of our Quarterly Report on Form 10-Q for the three months ended March 31, 2016.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2016	3,386,955	$94.47	3,386,955	$7,503,289,320
February 2016	6,736,425	$96.11	6,736,425	$6,855,820,579
March 2016	12,323,770	$99.92	12,323,770	$5,624,457,743
Totals	22,447,150		22,447,150

Item 6.    Exhibits

Exhibits:

Exhibits marked with an asterisk (*) are hereby incorporated by reference to exhibits or appendices previously filed by the Registrant as indicated in brackets following the description of the exhibit.

3.1*
Amended and Restated Certificate of Incorporation of the Registrant [incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (Commission File No. 001-01011)].

3.1A*
Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective May 13, 1998 [incorporated by reference to Exhibit 4.1A to the Registrant’s Registration Statement No. 333-52055 on Form S-3/A dated May 18, 1998 (Commission File No. 001-01001)].

3.1B*
Certificate of Amendment to the Amended and Restated Certificate of Incorporation [incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated March 22, 2007 (Commission File No. 001-01011)].

3.1C*	Certificate of Merger dated May 9, 2007 [incorporated by reference to Exhibit 3.1C to the Registrant’s Quarterly Report on Form 10-Q dated November 1, 2007 (Commission File No. 001-01011)].

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

3.2*	By-laws of Registrant, as amended and restated [incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated January 26, 2016 (Commission File No. 001-01011)].

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the CVS Health Corporation Quarterly Report on Form 10-Q for the three months ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related Footnotes to the Condensed Consolidated Financial Statements.

Signatures:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CVS Health Corporation
(Registrant)

/s/ David M. Denton

David M. Denton
Executive Vice President and
Chief Financial Officer
May 3, 2016