Form 10-Q
period 2016-06-30
CVS HEALTH Corp
filed 2016-08-02
CIK 64803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016

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

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]
 Common Stock, $0.01 par value, issued and outstanding at July 26, 2016:

1,066,214,990 shares

Part I	Item 1

CVS Health Corporation
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2016	2015	2016	2015

Net revenues	$43,725	$37,169	$86,940	$73,501
Cost of revenues	36,710	30,767	73,181	60,935
Gross profit	7,015	6,402	13,759	12,566
Operating expenses	4,665	4,140	9,233	8,172
Operating profit	2,350	2,262	4,526	4,394
Interest expense, net	280	166	563	300
Loss on early extinguishment of debt	542	—	542	—
Income before income tax provision	1,528	2,096	3,421	4,094
Income tax provision	604	824	1,350	1,601
Net income	924	1,272	2,071	2,493
Net income attributable to noncontrolling interest	—	—	(1)	—
Net income attributable to CVS Health	$924	$1,272	$2,070	$2,493

Net income per share attributable to CVS Health:
Basic	$0.86	$1.13	$1.91	$2.20
Diluted	$0.86	$1.12	$1.90	$2.19
Weighted average shares outstanding:
Basic	1,070	1,124	1,081	1,126
Diluted	1,075	1,132	1,087	1,134
Dividends declared per share	$0.425	$0.350	$0.850	$0.700

See accompanying notes to condensed consolidated financial statements.

CVS Health Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2016	2015	2016	2015

Net income	$924	$1,272	$2,071	$2,493
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	22	9	40	(39)
Cash flow hedges, net of tax	—	—	1	1
Total other comprehensive income (loss)	22	9	41	(38)
Comprehensive income	946	1,281	2,112	2,455
Comprehensive income attributable to noncontrolling interest	—	—	(1)	—
Comprehensive income attributable to CVS Health	$946	$1,281	$2,111	$2,455

See accompanying notes to condensed consolidated financial statements.

CVS Health Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

In millions, except per share amounts	June 30, 2016	December 31, 2015

Assets:
Cash and cash equivalents	$1,127	$2,459
Short-term investments	80	88
Accounts receivable, net	13,183	11,888
Inventories	14,177	14,001
Other current assets	881	722
Total current assets	29,448	29,158
Property and equipment, net	9,981	9,855
Goodwill	38,190	38,106
Intangible assets, net	13,639	13,878
Other assets	1,490	1,440
Total assets	$92,748	$92,437

Liabilities:
Accounts payable	$7,351	$7,490
Claims and discounts payable	8,938	7,653
Accrued expenses	7,244	6,829
Short-term debt	745	—
Current portion of long-term debt	2,291	1,197
Total current liabilities	26,569	23,169
Long-term debt	25,600	26,267
Deferred income taxes	4,260	4,217
Other long-term liabilities	1,553	1,542
Commitments and contingencies (Note 10)	—	—
Redeemable noncontrolling interest	—	39

Shareholders’ equity:
CVS Health shareholders’ equity:
Preferred stock, par value $0.01: 0.1 share authorized; none issued or outstanding	—	—
Common stock, par value $0.01: 3,200 shares authorized; 1,704 shares issued and 1,065 shares outstanding at June 30, 2016 and 1,699 shares issued and 1,101 shares
outstanding at December 31, 2015	17	17
Treasury stock, at cost: 638 shares at June 30, 2016 and 597 shares at December 31,
2015	(33,010)	(28,886)
Shares held in trust: 1 share at June 30, 2016 and December 31, 2015	(31)	(31)
Capital surplus	31,454	30,948
Retained earnings	36,647	35,506
Accumulated other comprehensive income (loss)	(317)	(358)
Total CVS Health shareholders’ equity	34,760	37,196
Noncontrolling interest	6	7
Total shareholders’ equity	34,766	37,203
Total liabilities and shareholders’ equity	$92,748	$92,437

See accompanying notes to condensed consolidated financial statements.

CVS Health Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
In millions	2016	2015
Cash flows from operating activities:
Cash receipts from customers	$84,324	$71,014
Cash paid for inventory and prescriptions dispensed by retail network pharmacies	(70,851)	(58,129)
Cash paid to other suppliers and employees	(7,082)	(7,935)
Interest received	9	9
Interest paid	(615)	(311)
Income taxes paid	(1,762)	(1,627)
Net cash provided by operating activities	4,023	3,021

Cash flows from investing activities:
Purchases of property and equipment	(1,102)	(942)
Proceeds from sale-leaseback transactions	—	34
Proceeds from sale of property and equipment and other assets	11	14
Acquisitions (net of cash acquired) and other investments	(168)	(112)
Purchase of available-for-sale investments	(39)	(124)
Sales/maturities of available-for-sale investments	67	40
Net cash used in investing activities	(1,231)	(1,090)

Cash flows from financing activities:
Increase in short-term debt	745	803
Proceeds from issuance of long-term debt	3,455	—
Repayments of long-term debt	(3,579)	(550)
Purchase of noncontrolling interest in subsidiary	(39)	—
Dividends paid	(929)	(794)
Proceeds from exercise of stock options	122	211
Excess tax benefits from stock-based compensation	63	97
Repurchase of common stock	(3,960)	(2,934)
Other	(4)	—
Net cash used in financing activities	(4,126)	(3,167)
Effect of exchange rate changes on cash and cash equivalents	2	(1)
Net decrease in cash and cash equivalents	(1,332)	(1,237)
Cash and cash equivalents at beginning of period	2,459	2,481
Cash and cash equivalents at end of period	$1,127	$1,244

Reconciliation of net income to net cash provided by operating activities:
Net income	$2,071	$2,493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,236	978
Stock-based compensation	107	88
Loss on early extinguishment of debt	542	—
Deferred income taxes and other noncash items	75	6
Change in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(1,279)	(1,211)
Inventories	(167)	(465)
Other current assets	(170)	131
Other assets	(53)	(48)
Accounts payable and claims and discounts payable	1,164	1,383
Accrued expenses	492	(241)
Other long-term liabilities	5	(93)
Net cash provided by operating activities	$4,023	$3,021

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

As of June 30, 2016, the carrying value of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximated their fair value due to the nature of these financial instruments. The Company invests in money market funds, commercial paper and time deposits that are classified as cash and cash equivalents within the accompanying condensed consolidated balance sheets, as these funds are highly liquid and readily convertible to known amounts of cash. These investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company’s short-term investments consist of certificates of deposit with initial maturities of greater than three months when purchased that mature within one year from the balance sheet date. These investments, which are classified within Level 1 of the fair value hierarchy, are carried at fair value. This approximated historical cost at June 30, 2016. The carrying amount and estimated fair value of the Company’s total long-term debt was $27.9 billion and $30.5 billion, respectively, as of June 30, 2016. The fair value of the Company’s long-term debt was estimated based on quoted prices currently offered in active markets for the Company’s debt, which is considered Level 1 of the fair value hierarchy.

Redeemable Noncontrolling Interest

As a result of the acquisition of Omnicare, Inc. (“Omnicare”) in August 2015, the Company obtained a 73% ownership interest in a limited liability company (“LLC”). Due to the change in control in Omnicare, the noncontrolling member of the LLC had the contractual right to put its membership interest to the Company at fair value. Consequently, the noncontrolling interest in the LLC was recorded as a redeemable noncontrolling interest at fair value. During the six months ended June 30, 2016, the noncontrolling shareholder of the LLC exercised its option to sell its ownership interest and the Company purchased the noncontrolling interest in the LLC for approximately $39 million.

Below is a summary of the changes in the redeemable noncontrolling interest for the six months ended June 30, 2016:

In millions
Beginning balance	$39
Net income attributable to noncontrolling interest	1
Distributions	(2)
Purchase of noncontrolling interest	(39)
Reclassification to capital surplus in connection with purchase of noncontrolling interest	1
Ending balance	$—

Related Party Transactions

The Company has an equity method investment in SureScripts, LLC (“SureScripts”), which operates a clinical health information network. The Pharmacy Services and Retail/LTC segments utilize this clinical health information network in providing services to its client plan members and retail customers. The Company expensed fees for the use of this network of approximately $9 million and recorded income of $3 million in the three months ended June 30, 2016 and 2015, respectively, and expensed fees of $22 million and $7 million in the six months ended June 30, 2016 and 2015, respectively. The Company’s investment in and equity in earnings of SureScripts for all periods presented is immaterial.

In connection with the acquisition of Omnicare in August 2015, the Company obtained an equity method investment in Heartland Healthcare Services, LLC (“Heartland”). Heartland operates several long-term care pharmacies in four states. Heartland paid the Company approximately $32 million and $70 million for pharmaceutical inventory purchases during the three and six months ended June 30, 2016, respectively. Additionally, the Company performs certain collection functions for Heartland and then passes those customer cash collections to Heartland. The Company’s investment in Heartland as of December 31, 2015 and June 30, 2016 and equity in earnings of Heartland for the three and six months ended June 30, 2016 is immaterial.

In April 2016, the Company made a charitable contribution of $32 million to the CVS Foundation (the “Foundation”) to fund future giving. The Foundation is a non-profit entity that focuses on health, education and community involvement programs. The charitable contribution was recorded as an operating expense in the condensed consolidated statements of income for the three and six months ended June 30, 2016.

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In March 2016, the FASB issued ASU 2016-08, “Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net),” which amends the principal-

versus-agent implementation guidance and in April 2016 the FASB issued ASU 2016-10, "Identifying Performance Obligations and Licensing," which amends the guidance in those areas in the new revenue recognition standard. Both ASU's were issued in response to feedback received from the FASB-International Accounting Standards Board joint revenue recognition transition resource group. This new revenue standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning January 1, 2018; early adoption in 2017 is permitted. Companies have the option of using either a full retrospective or a modified retrospective approach to adopt the guidance. This standard could impact the timing and amounts of revenue recognized. The Company is currently evaluating the effect that implementation of this standard will have on its consolidated financial position and results of operations upon adoption, as well as the method of transition and required disclosures.
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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standard Codification Topic 718, Compensation - Stock Compensation, in three areas. (1) The new guidance eliminates accounting for tax benefits and deficiencies through equity to the extent of previous windfalls, and then to the income statement. The new requirement is to record all tax benefits and deficiencies through the income statement. This amendment is required to be applied prospectively. The amendment requires the presentation of excess tax benefits on the statements of cash flows as operating activities, which may be applied prospectively or retrospectively at the election of the Company. The amendment requires the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares for tax withholding purposes as financing activities, which must be applied retrospectively. (2) The new guidance also permits companies to withhold an amount up to the employees' maximum individual tax rate in the relevant jurisdiction without resulting in liability classification of the award. (3) Finally, the new guidance provides companies with an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. If elected, the change to recognize forfeitures when they occur needs to be adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to beginning retained earnings. The ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that annual reporting period. The Company is currently evaluating the effect of adopting this new accounting guidance.

Note 2 – Acquisition

On August 18, 2015, the Company acquired 100% of the outstanding common shares and voting interests of Omnicare for $98 per share, for a total of $9.6 billion and assumed long-term debt with a fair value of approximately $3.1 billion. Omnicare is a leading health care services company that specializes in the management of complex pharmaceutical care. Omnicare’s long-term care (“LTC”) business is the nation’s largest provider of pharmaceuticals, related pharmacy consulting and other ancillary services to chronic care facilities and other care settings. In addition, Omnicare has a specialty pharmacy business operating primarily under the name of Advanced Care ScriptsTM, and provides commercialization services under the name of RxCrossroads®. The Company acquired Omnicare to expand its operations in dispensing prescription drugs to assisted-living and long-term care facilities, and to broaden its presence in the specialty pharmacy business as the Company seeks to serve a greater percentage of the growing senior patient population in the United States.

The following unaudited pro forma information presents a summary of the Company’s combined results of operations for the three and six months ended June 30, 2015 as if the Omnicare acquisition and the related financing transactions had occurred on January 1, 2014. The following pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, basic shares outstanding and dilutive equivalents, cost savings from operating efficiencies, potential synergies, and the impact of incremental costs incurred in integrating the businesses.

(in millions, except per share data)	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Total revenues	$38,589	$76,278
Net income attributable to CVS Health	1,239	2,444
Net income per share attributable to CVS Health:
Basic	$1.10	$2.16
Diluted	$1.09	$2.14

Note 3 – Share Repurchase Program

During the six months ended June 30, 2016, the Company had the following outstanding share repurchase program that was authorized by the Company’s Board of Directors:

In billions
Authorization Date	Authorized	Remaining
December 15, 2014 (“2014 Repurchase Program”)	$10.0	$3.7

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

During the three months ended June 30, 2016, the Company repurchased an aggregate of approximately 18.5 million shares of common stock for approximately $1.9 billion pursuant to the 2014 Repurchase Program. During the six months ended June 30, 2016, the Company repurchased an aggregate of approximately 41.0 million shares of common stock for approximately $4.0 billion pursuant to the 2014 Repurchase Program. This activity includes the accelerated share repurchase agreement (“ASR”) described below.

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

Changes in accumulated other comprehensive income (loss) by component is shown on the below:

	Three Months Ended June 30, 2016(1)
In millions	Foreign Currency	Losses on Cash Flow Hedges	Pension and Other Postretirement Benefits	Total
Balance, March 31, 2016	$(147)	$(6)	$(186)	$(339)
Other comprehensive income before reclassifications	22	—	—	22
Amounts reclassified from accumulated other comprehensive income(2)	—	—	—	—
Net other comprehensive income	22	—	—	22
Balance, June 30, 2016	$(125)	$(6)	$(186)	$(317)

	Three Months Ended June 30, 2015(1)
	Foreign Currency	Losses on Cash Flow Hedges	Pension and Other Postretirement Benefits	Total
Balance, March 31, 2015	$(113)	$(8)	$(143)	$(264)
Other comprehensive income (loss) before reclassifications	9	—	—	9
Amounts reclassified from accumulated other comprehensive income(2)	—	—	—	—
Net other comprehensive income	9	—	—	9
Balance, June 30, 2015	$(104)	$(8)	$(143)	$(255)

	Six Months Ended June 30, 2016(1)
	Foreign Currency	Losses on Cash Flow Hedges	Pension and Other Postretirement Benefits	Total
Balance, December 31, 2015	$(165)	$(7)	$(186)	$(358)
Other comprehensive income (loss) before reclassifications	40	—	—	40
Amounts reclassified from accumulated other comprehensive income (2)	—	1	—	1
Net other comprehensive income	40	1	—	41
Balance, June 30, 2016	$(125)	$(6)	$(186)	$(317)

	Six Months Ended June 30, 2015(1)
	Foreign Currency	Losses on Cash Flow Hedges	Pension and Other Postretirement Benefits	Total
Balance, December 31, 2014	$(65)	$(9)	$(143)	$(217)
Other comprehensive income (loss) before reclassifications	(39)	—	—	(39)
Amounts reclassified from accumulated other comprehensive income (2)	—	1	—	1
Net other comprehensive income (loss)	(39)	1	—	(38)
Balance, June 30, 2015	$(104)	$(8)	$(143)	$(255)

(1)	All amounts are net of tax.

(2)
The amounts reclassified from accumulated other comprehensive income for losses on cash flow hedges are recorded within interest expense, net on the condensed consolidated statement of income. The amounts reclassified from accumulated other comprehensive income for pension and other postretirement benefits are included in operating expenses on the condensed consolidated statement of income.

Note 5 – Borrowings

On May 16, 2016, the Company issued $1.75 billion aggregate principal amount of 2.125% unsecured senior notes due June 1, 2021 and $1.75 billion aggregate principal amount of 2.875% unsecured senior notes due June 1, 2026 (collectively, the "2016 Notes") for total proceeds of approximately $3.5 billion, net of discounts and underwriting fees. The 2016 Notes pay interest semi-annually and may be redeemed, in whole at any time, or in part from time to time, at the Company's option at a defined redemption price plus accrued and unpaid interest to the redemption date. The net proceeds of the 2016 Notes were used for general corporate purposes and to repay certain corporate debt.

On May 16, 2016, the Company announced tender offers for (1) any and all of its 5.75% Senior Notes due 2017, its 6.60% Senior Notes due 2019 and its 4.75% Senior Notes due 2020 (collectively, the “Any and All Notes”) and (2) up to $1.5 billion aggregate principal amount of its 6.25% Senior Notes due 2027, its 6.125% Senior Notes due 2039, its 5.75% Senior Notes due 2041, the 5.00% Senior Notes due 2024 issued by its wholly-owned subsidiary, Omnicare, Inc. (“Omnicare”), the 4.75% Senior Notes due 2022 issued by Omnicare, its 4.875% Senior Notes due 2035 and its 3.875% Senior Notes due 2025 (collectively, the “Maximum Tender Offer Notes” and together with the Any and All Notes, the “Notes”). On May 31, 2016, the Company increased the aggregate principal amount of the tender offers for the Maximum Tender Offer Notes to $2.25 billion. The Company purchased approximately $835 million aggregate principal amount of the Any and All Notes and $2.25 billion aggregate principal amount of the Maximum Tender Offer Notes pursuant to the tender offers, which expired on June 13, 2016. The Company paid a premium of $486 million in excess of the debt principal in connection with the purchase of the Notes, wrote off $50 million of unamortized deferred financing costs and incurred $6 million in fees, for a total loss on the early extinguishment of debt of $542 million which was recorded in income from continuing operations in the condensed consolidated statements of income for the three and six months ended June 30, 2016.

On June 27, 2016, the Company notified the holders of the remaining Any and All Notes that the Company was exercising its option to redeem the outstanding Any and All Notes pursuant to the terms of the Any and All Notes and the Indenture dated as of August 15, 2006, between the Company and The Bank of New York Mellon Trust Company, N.A. Approximately $1.1 billion aggregate principal amount of Any and All Notes was redeemed on July 27, 2016. The Company paid a premium of $97 million in excess of the debt principal and will record a loss on early extinguishment of debt of approximately $102 million during the three months ending September 30, 2016.

Note 6 – Stock-Based Compensation

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2016	2015	2016	2015
Stock-based compensation:
Stock options	$17	$19	$39	$45
Restricted stock units	33	25	68	43
Total stock-based compensation	$50	$44	$107	$88

During the three months ended June 30, 2016, the Company granted 4 million stock options with a weighted average fair value of $13.03 and a weighted average fair value exercise price of $104.82. The Company had 25 million stock options outstanding as of June 30, 2016 with a weighted average exercise price of $67.62 and a weighted average contractual term of 4.13 years. During the three months ended June 30, 2016, the Company granted 2 million restricted stock units with a weighted average fair value of $104.73. The Company had 5 million restricted stock units unvested as of June 30, 2016 with a weighted average fair value of $58.12.

Note 7 – Interest Expense

The following are the components of net interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2016	2015	2016	2015
Interest expense	$284	$171	$572	$309
Interest income	(4)	(5)	(9)	(9)
Interest expense, net	$280	$166	$563	$300

Note 8 – Earnings Per Share

Earnings per share is computed using the two-class method. Options to purchase 7.8 million and 5.7 million ~~s~~hares of common stock were outstanding, but were not included in the calculation of diluted earnings per share, for the three and six months ended June 30, 2016, respectively, because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. For the same reason, options to purchase approximately 3.6 million and 1.8 million shares of common stock were outstanding, but were not included in the calculation of diluted earnings per share for the three and six months ended June 30, 2015, respectively.

The following is a reconciliation of basic and diluted net income per share attributable to CVS Health for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2016	2015	2016	2015
Numerator for earnings per share calculations:
Net income attributable to CVS Health	$924	$1,272	$2,070	$2,493
Income allocated to participating securities	(4)	(7)	(10)	(12)
Income available for common shareholders	$920	$1,265	$2,060	$2,481

Denominators for earnings per share calculations:
Weighted average shares, basic	1,070	1,124	1,081	1,126
Effect of dilutive securities	5	8	6	8
Weighted average shares, diluted	1,075	1,132	1,087	1,134

Net income per share attributable to CVS Health:
Basic	$0.86	$1.13	$1.91	$2.20
Diluted	$0.86	$1.12	$1.90	$2.19

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

The Pharmacy Services Segment provides a full range of pharmacy benefit management (“PBM”) services including plan design and administration, formulary management, Medicare Part D services, mail order, specialty pharmacy and infusion services, retail pharmacy network management services, prescription management systems, clinical services, disease management services and medical spend management. The Company’s clients are primarily employers, insurance companies, unions, government employee groups, health plans, Managed Medicaid plans and other sponsors of health benefit plans, and individuals throughout the United States. A portion of covered lives primarily within the Managed Medicaid, health plan and employer markets have access to our services through public and private exchanges. Through the Company’s SilverScript Insurance Company subsidiary, the Company is a national provider of drug benefits to eligible beneficiaries under the federal government’s Medicare Part D program. The Pharmacy Services Segment operates under the CVS CaremarkTM Pharmacy Services, Caremark®, CVS CaremarkTM, CarePlus CVS Pharmacy®, CVS SpecialtyTM, RxAmerica®, Accordant®, SilverScript®, NovoLogix®, Coram®, Navarro® Health Services and Advanced Care ScriptsTM names. As of June 30, 2016, the Pharmacy Services Segment operated 23 retail specialty pharmacy stores, 13 specialty mail order pharmacies, four mail service dispensing pharmacies, and 86 branches for infusion and enteral services, including approximately 74 ambulatory infusion suites and six centers of excellence, located in 41 states, Puerto Rico and the District of Columbia.

The Retail/LTC Segment sells prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, personal care products, convenience foods, photo finishing, seasonal merchandise and greeting cards. With the acquisition of Omnicare, the Retail/LTC Segment now includes LTC operations, which is comprised of providing the distribution of pharmaceuticals, related pharmacy consulting and other ancillary services to chronic care facilities and other care settings, as well as commercialization services which are provided under the name RxCrossroads®. We added approximately 1,670 pharmacies through the acquisition of the pharmacies of Target Corporation ("Target") in December 2015, thereby expanding our presence in new and existing markets. The stores within Target sell only prescription drugs and over-the-counter drugs that are required to be behind the pharmacy counter. The Retail/LTC Segment also operates retail medical clinics under the MinuteClinic® name. MinuteClinics utilize nationally-recognized medical protocols to diagnose and treat minor health conditions, perform health screenings, monitor chronic conditions and deliver vaccinations. The clinics are staffed by board-certified nurse practitioners and physician assistants who provide access to affordable care without appointment. As of June 30, 2016, our Retail/LTC Segment included 9,652 retail stores (of which 9,598 were either the Company's retail stores that operated a pharmacy, or pharmacies located within Target stores) located in 49 states, the District of Columbia, Puerto Rico and Brazil operating primarily under the CVS Pharmacy®, CVS®, Longs Drugs®, Navarro Discount Pharmacy® and Drogaria OnofreTM names, 34 onsite pharmacies primarily operating under the CarePlus CVS Pharmacy®, CarePlus® and CVS Pharmacy® names, 1,136 retail health care clinics operating under the MinuteClinic® name (of which 1,129 were located in CVS Pharmacy and Target stores), and our online retail websites, CVS.com®, Navarro.comTM and Onofre.com.brTM. LTC operations are comprised of 148 spoke pharmacies that primarily handle new prescription orders, of which 34 are also hub pharmacies that use proprietary automation to support spoke pharmacies with refill prescriptions. LTC operates primarily under the Omnicare® and NeighborCare® names.

The Corporate Segment provides management and administrative services to support the Company. The Corporate Segment consists of certain aspects of executive management, corporate relations, legal, compliance, human resources, information technology and finance departments.

In millions	Pharmacy Services Segment(1)	Retail/LTC Segment	Corporate Segment	Intersegment Eliminations(2)	Consolidated Totals
Three Months Ended
June 30, 2016:
Net revenues	$29,510	$19,998	$—	$(5,783)	$43,725
Gross profit(3)	1,367	5,837	—	(189)	7,015
Operating profit (loss)(3)	1,038	1,705	(220)	(173)	2,350
June 30, 2015:
Net revenues	24,442	17,242	—	(4,515)	37,169
Gross profit	1,241	5,322	—	(161)	6,402
Operating profit (loss)(4)	940	1,681	(215)	(144)	2,262
Six Months Ended
June 30, 2016:
Net revenues	58,275	40,110	—	(11,445)	86,940
Gross profit(3)	2,469	11,667	—	(377)	13,759
Operating profit (loss)(3)	1,820	3,482	(432)	(344)	4,526
June 30, 2015:
Net revenues	48,321	34,193	—	(9,013)	73,501
Gross profit	2,267	10,617	—	(318)	12,566
Operating profit (loss)(4)	1,675	3,408	(404)	(285)	4,394

(1)
Net revenues of the Pharmacy Services Segment include approximately $2.6 billion and $2.2 billion of retail co-payments for the three months ended June 30, 2016 and 2015, respectively, as well as $5.6 billion and $4.7 billion of retail co-payments for the six months ended June 30, 2016 and 2015, respectively.

(2)
Intersegment eliminations relate to intersegment revenue generating activities that occur between the Pharmacy Services Segment and the Retail/LTC Segment. These occur in the following ways: when members of Pharmacy Services Segment clients (“members”) fill prescriptions at the Company's retail stores to purchase covered products, when members enrolled in programs such as Maintenance Choice ® elect to pick up maintenance prescriptions at one of the Company's retail stores instead of receiving them through the mail, or when members have prescriptions filled at the Company's long-term care pharmacies. When these occur, both the Pharmacy Services and Retail/LTC segments record the revenues, gross profit and operating profit on a standalone basis.

(3)
The Retail/LTC Segment gross profit and operating profit for the three months ended June 30, 2016 include $6 million and $81 million, respectively, of acquisition-related integration costs. The Retail/LTC Segment gross profit and operating profit for the six months ended June 30, 2016 include $10 million and $142 million, respectively, of acquisition-related integration costs. The integration costs are related to the acquisitions of Omnicare and the pharmacies and clinics of Target.

(4)	The Corporate Segment operating loss for the three and six months ended June 30, 2015 includes $21 million of acquisition-related transactions costs.

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

As of June 30, 2016, the Company guaranteed approximately 91 such store leases (excluding the lease guarantees related to Linens ‘n Things, which have been recorded as a liability on the condensed consolidated balance sheet), with the maximum remaining lease term extending through 2047. In April 2016, Vestis Retail Group LLC ("Vestis"), and certain of its affiliates including Bob’s Stores, LLC (“Bob’s Stores”), filed for Chapter 11 bankruptcy protection. On June 20, 2016, the Bankruptcy Court approved the sale of certain assets of Bob’s Stores and one of the unrelated entities to an entity affiliated with the equity sponsor of Vestis and Bob's Stores. The assets to be sold will likely include many of the guaranteed Bob's Stores leases. The Company is monitoring the bankruptcy proceedings closely to determine whether there is any potential liability associated with the lease guarantees that may need to be recorded on its consolidated balance sheet. The Company does not have enough information to estimate a range of potential loss related to these lease guarantees.

Management believes the ultimate disposition of any of the remaining guarantees, including the Bob’s Stores guarantees, will not have a material adverse effect on the Company’s consolidated financial condition.

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

•
Caremark (the term “Caremark” being used herein to generally refer to any one or more PBM subsidiaries of the Company, as applicable) was named in a putative class action lawsuit filed in October 2003 in Alabama state court by John Lauriello, purportedly on behalf of participants in the 1999 settlement of various securities class action and derivative lawsuits against Caremark and others. Other defendants include insurance companies that provided coverage to Caremark with respect to the settled lawsuits. The Lauriello lawsuit seeks approximately $3.2 billion in compensatory damages plus other non-specified damages based on allegations that the amount of insurance coverage available for the settled lawsuits was misrepresented and suppressed. A similar lawsuit was filed in November 2003 by Frank McArthur, also in Alabama state court, naming as defendants, among others, Caremark and several insurance companies involved in the 1999 settlement. This lawsuit was stayed as a later-filed class action, but McArthur was subsequently allowed to intervene in the Lauriello action. The parties have entered into an agreement to resolve the matter. In connection with this agreement, the Company has agreed to contribute a total of $80 million to the settlement fund and agreed to forego its right to have its insurer continue to reimburse its related legal fees. The Company has established reserves related to this matter to fully cover such payments. The settlement has received preliminary approval by the court and remains subject to final court approval. The Company denies any wrongdoing, and agreed to a settlement to avoid the burden, uncertainty and distraction of litigation.

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

In August 2006, the Judicial Panel on Multidistrict Litigation issued an order transferring all related PBM antitrust cases, including the North Jackson Pharmacy cases, to the United States District Court for the Eastern District of Pennsylvania for coordinated and consolidated proceedings with the cases originally filed in that court, including the Bellevue matter. The consolidated action is now known as In re Pharmacy Benefit Managers Antitrust Litigation. A motion for class certification filed by the North Jackson Pharmacy plaintiffs against the Caremark defendants in August 2015 is currently pending. In the Bellevue matter, the parties reached an agreement to settle the case, and the court dismissed the case with prejudice on May 20, 2016. The terms of the settlement are confidential and not material to the Company’s consolidated financial statements. The settlement has been fully reserved in the Company's consolidated financial statements. The Company denies any wrongdoing, and agreed to a settlement to avoid the burden, uncertainty and distraction of litigation.

•
In February 2006, two substantially similar putative class action lawsuits were filed in the U.S. District Court for the Eastern District of Kentucky, and were consolidated and entitled Indiana State Dist. Council of Laborers & HOD Carriers Pension & Welfare Fund v. Omnicare, Inc., et al., No. 2:06cv26. The consolidated complaint was filed against Omnicare, three of its officers and two of its directors and purported to be brought on behalf of all open-market purchasers of Omnicare common stock from August 3, 2005 through July 27, 2006, as well as all purchasers who bought shares of Omnicare common stock in Omnicare’s public offering in December 2005. The complaint alleged violations of the Securities Exchange Act of 1934 and Section 11 of the Securities Act of 1933 and sought, among other things, compensatory damages and injunctive relief. After dismissals and appeals to the United States Court of Appeals for the Sixth Circuit, the United States Supreme Court remanded the case to the district court. In October 2015, the court granted plaintiffs’ motion to file a third amended complaint. In December 2015, Omnicare filed a motion to dismiss plaintiffs' third amended complaint. The district court is scheduled to hear oral argument on Omnicare's motion to dismiss on August 23, 2016.

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

•
In November 2009, a securities class action lawsuit was filed in the United States District Court for the District of Rhode Island by Richard Medoff, purportedly on behalf of purchasers of CVS Health Corporation stock between May 5, 2009 and November 4, 2009. An amended complaint extended that time period back to October 30, 2008. The lawsuit names the Company and certain officers as defendants and includes allegations of securities fraud relating to public disclosures made by the Company concerning the PBM business and allegations of insider trading. In addition, a shareholder derivative lawsuit was filed by Mark Wuotila in December 2009 in the same court against the directors and certain officers of the Company. The derivative lawsuit, which remained stayed pending developments in the related securities class action, includes allegations of, among other things, securities fraud, insider trading and breach of fiduciary duties and further alleges that the Company was damaged by the purchase of stock at allegedly inflated prices under its share repurchase program. In August 2015, the parties reached an agreement in principle to settle the Medoff action for $48 million. In February 2016, the court entered final judgment concluding the matter and approving the settlement. The Company also entered into an agreement to settle the Wuotila derivative matter, pursuant to which the Company has agreed to maintain or implement certain corporate governance measures and pay the plaintiff’s legal fees of $270,000. The court has granted preliminary approval of the settlement, and it remains subject to final court approval. The Company denies any wrongdoing, and agreed to settle these matters to avoid the burden, uncertainty and distraction of litigation. The settlements will be funded by insurance proceeds.

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

•
In February 2012, the Attorney General of the State of Texas issued Civil Investigative Demands and other requests, and has issued a series of subsequent requests for documents and information in connection with its investigation concerning the Health Savings Pass program and other pricing practices with respect to claims for reimbursement from the Texas Medicaid program.

•
In November 2012, the Company received a subpoena from the OIG requesting information concerning automatic refill programs used by pharmacies to refill prescriptions for customers. The Company cooperated and provided documents and other information in response to this request for information.

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

•
On March 22, 2013, a qui tam complaint entitled United States et al. ex rel. Susan Ruscher v. Omnicare, Inc. et al., Civil No. 08-cv-3396, which had been filed under seal in the U.S. District Court for the Southern District of Texas, was unsealed by the court. The complaint was brought by Susan Ruscher as a private party qui tam relator on behalf of the federal government and several state governments alleging violations of the federal False Claims Act and analogous state laws based upon allegations that Omnicare’s practices relating to customer collections violated the Anti-Kickback Statute. In September 2015, the court granted summary judgment dismissing all claims against Omnicare and denied relator’s motion for summary judgment related to Omnicare’s counterclaims and thereafter, in October 2015, the court entered a final judgment for Omnicare and stayed trial on the counterclaims pending an appeal from the relator. In October 2015, plaintiffs filed a notice of appeal in the United States Court of Appeals for the Fifth

Circuit, and thereafter in February 2016, plaintiff filed an appellate brief. In April 2016, appellate briefing concluded and the appellate court scheduled oral argument for the week of August 29, 2016.

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

•
The U.S. Department of Justice, through the U.S. Attorney’s Office for the Western District of Virginia, investigated whether Omnicare’s activities in connection with the agreements it had with the manufacturer of the pharmaceutical Depakote violated the False Claims Act or the Anti-Kickback Statute. Omnicare cooperated with this investigation and believes that it has complied with applicable laws and regulations with respect to this matter. In connection with this matter, on December 22, 2014, the U.S. Department of Justice filed a civil complaint-in-intervention in two qui tam complaints, entitled United States, et al., ex rel. Spetter v. Abbott Laboratories, Inc., Omnicare, Inc., and PharMerica Corp., No. 1:07-cv-00006 and United States, et al., ex rel. McCoyd v. Abbott Laboratories, Omnicare, Inc., PharMerica Corp., and Miles White, No. 1:07-cv-00081, alleging civil violations of the False Claims Act in connection with the manufacturer agreements described above. In July 2015, the parties filed a Joint Motion to Stay the Litigation stating that the parties have reached a proposed resolution of the monetary terms of a potential settlement agreement. These financial terms are contingent on approval by authorized officials at the Department of Justice, negotiation of terms of a settlement agreement and corporate integrity agreement, approval and releases from the OIG, the National Association of Medicaid Fraud Control Units, and the Department of Justice, and coordination with discussions with the United States regarding other ongoing matters. While the Company believes that a final settlement will be reached, there can be no assurance that any final settlement agreement will be reached or as to the final terms of such settlement.

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

•
The U.S. Court of Appeals for the First Circuit affirmed a July 2015 decision in June 2016 by the U.S. District Court in the District of Massachusetts dismissing all claims alleged in a qui tam lawsuit that had been brought against the Company by a pharmacy auditor and a former CVS pharmacist. The lawsuit, which was initially filed under seal in 2011, alleged that the Company violated the federal False Claims Act, as well as the false claims acts of several states, by overcharging state and federal governments in connection with prescription drugs available through the Company’s Health Savings Pass program, a membership-based program that allows enrolled customers special pricing for typical 90-day supplies of various generic prescription drugs. The federal government had declined to intervene in the case.

•
In July and September 2015, two related putative class actions, Corcoran et al. v. CVS Health Corp., and Podgorny et al. v. CVS Health Corp., were filed against the Company in the United States District Court in the Northern District of California and the Northern District of Illinois, respectively. The two cases have been consolidated in United States District Court in the Northern District of California. In March 2016, the Court granted in part and denied in part the Company’s motion to dismiss. The Company's partial motion to dismiss the third amended complaint remains pending. Discovery is proceeding on the remaining allegations in the third amended complaint, which alleges that the plaintiffs overpaid for prescriptions for generic drugs filled at CVS pharmacies. The plaintiffs seek damages and injunctive relief under the consumer protection statutes and common laws of certain states. In February 2016, two third-party payors filed a similar putative class action, Sheet Metal Workers Local No. 20 Welfare and Benefit Fund v. CVS Health Corp., against the Company in the United States District Court for the District of Rhode Island. The Company has moved to dismiss this complaint.

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

•
In June 2016, the Company entered into a settlement agreement with the U.S. Attorney’s Office for the District of Massachusetts, resolving alleged violations of the Controlled Substances Act (“CSA”). The Company paid a fine of $3.5 million in connection with the settlement in July 2016 which was previously fully reserved in the Company's financial statements. The Company is also undergoing several audits by the Drug Enforcement Agency (“DEA”) Administrator and is in discussions with the DEA and the U.S. Attorney’s Office in several locations concerning allegations that the Company has violated certain requirements of the CSA.

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

We have reviewed the condensed consolidated balance sheet of CVS Health Corporation (the Company) as of June 30, 2016, the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2016 and 2015, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2016 and 2015. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CVS Health Corporation as of December 31, 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended not presented herein, and we expressed an unqualified opinion on those consolidated financial statements in our report dated February 9, 2016. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2015, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

August 2, 2016
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

Our specialty pharmacies support individuals who require complex and expensive drug therapies. Our specialty pharmacy business includes mail order and retail specialty pharmacies that operate under the CVS Caremark®, CarePlus CVS Pharmacy®, Navarro® Health Services and Advanced Care ScriptsTM names. The Pharmacy Services Segment also provides health management programs, which include integrated disease management for 17 conditions, through our Accordant® rare disease management offering. In addition, through our SilverScript Insurance Company subsidiary, we are a national provider of drug benefits to eligible beneficiaries under the federal government’s Medicare Part D program. The Pharmacy Services Segment operates under the CVS Caremark® Pharmacy Services, Caremark®, CVS Caremark®, CarePlus CVS Pharmacy®, Accordant®, SilverScript®, Coram®, CVS SpecialtyTM, NovoLogix®, Navarro® Health Services and Advanced Care ScriptsTM names. As of June 30, 2016, the Pharmacy Services Segment operated 23 retail specialty pharmacy stores, 13 specialty mail order pharmacies, four mail order dispensing pharmacies, and 86 branches for infusion and enteral services, including approximately 74 ambulatory infusion suites and six centers of excellence, located in 41 states, Puerto Rico and the District of Columbia.

Retail/LTC Segment

Our Retail/LTC Segment sells prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, personal care products, convenience foods, photo finishing, seasonal merchandise and greeting cards through our CVS Pharmacy ®, CVS ®, Longs Drugs ®, Navarro Discount Pharmacy ® and Drogaria Onofre TM retail stores and online through CVS.com®, Navarro.comTM and Onofre.com.brTM. The Retail/LTC Segment also includes providing the distribution of pharmaceuticals, related pharmacy consulting and other ancillary services to chronic care facilities and other care settings, as well as commercialization services which are provided by RxCrossroads ®. Our Retail/LTC Segment derives the majority of its revenues through the sale of prescription drugs, which are dispensed by our more than 30,000 pharmacists. Our Retail/LTC Segment also provides health care services through our CVS MinuteClinic offering. MinuteClinics are staffed by nurse practitioners and physician assistants who utilize nationally recognized protocols to diagnose and treat minor health conditions, perform health screenings, monitor chronic conditions and deliver vaccinations. As of June 30, 2016, our Retail/LTC Segment included 9,652 retail stores (of which 9,598 were either the Company's retail stores that operated a pharmacy, or pharmacies located within Target stores) located in 49 states, the District of Columbia, Puerto Rico and Brazil operating primarily under the CVS Pharmacy®, CVS®, Longs Drugs®, Navarro Discount Pharmacy® and Drogaria OnofreTM names, 34 onsite pharmacies primarily operating under the CarePlus CVS Pharmacy®, CarePlus® and CVS Pharmacy® names, and 1,136 retail health care clinics operating under the MinuteClinic® name (of which 1,129 were located in CVS Pharmacy and Target stores), and our online retail websites, CVS.com®, Navarro.comTM and Onofre.com.brTM. LTC operations are comprised of 148 spoke pharmacies that primarily handle new prescription orders, of which 34 are also hub pharmacies that use proprietary automation to support spoke pharmacies with refill prescriptions. LTC operates primarily under the Omnicare® and NeighborCare® names.

Corporate Segment

The Corporate Segment provides management and administrative services to support the Company. The Corporate Segment consists of certain aspects of our executive management, corporate relations, legal, compliance, human resources, information technology and finance departments.

Results of Operations

The following discussion explains the material changes in our results of operations for the three and six months ended June 30, 2016 and 2015, and the significant developments affecting our financial condition since December 31, 2015. We strongly recommend that you read our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”) along with this report.

Summary of the Condensed Consolidated Financial Results:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2016	2015	2016	2015

Net revenues	$43,725	$37,169	$86,940	$73,501
Cost of revenues	36,710	30,767	73,181	60,935
Gross profit	7,015	6,402	13,759	12,566
Operating expenses	4,665	4,140	9,233	8,172
Operating profit	2,350	2,262	4,526	4,394
Interest expense, net	280	166	563	300
Loss on early extinguishment of debt	542	—	542	—
Income before income tax provision	1,528	2,096	3,421	4,094
Income tax provision	604	824	1,350	1,601
Net income	924	1,272	2,071	2,493
Net income attributable to noncontrolling interest	—	—	(1)	—
Net income attributable to CVS Health	$924	$1,272	$2,070	$2,493

Net Revenues

Net revenues increased approximately $6.6 billion, or 17.6%, and $13.4 billion, or 18.3%, in the three and six months ended June 30, 2016, as compared to the prior year. Part of the increase was driven by the acquisitions of Omnicare in August 2015 and the pharmacies and clinics of Target in December 2015, which positively affected both segments. The increase in the Pharmacy Services Segment was also driven by pharmacy network claim volume growth primarily attributable to net new business and growth in specialty pharmacy. The increase in the Retail/LTC Segment was also driven by increased pharmacy same store sales. The Pharmacy Services and Retail/LTC segments were both negatively affected by continued pricing and reimbursement pressure as well as increased generic dispensing rates. Generic prescription drugs typically have a lower selling price than brand name prescription drugs.

Please see the section entitled “Segment Analysis” below for additional information regarding net revenues.

Gross Profit

Gross profit dollars increased $613 million, or 9.6%, and $1.2 billion, or 9.5% in the three and six months ended June 30, 2016 as compared to the prior year. Gross profit as a percentage of net revenues decreased approximately 120 basis points in the three months ended June 30, 2016 to 16.0%, as compared to the prior year. Gross profit as a percentage of net revenues decreased approximately 130 basis points in the six months ended June 30, 2016 to 15.8%, as compared to the prior year. The decrease in gross profit as a percentage of net revenues was driven by a change in the mix of business within both segments, as well as continued pricing and reimbursement pressure. Gross profit dollars for the three and six months ended June 30, 2016, were positively affected by an increase in generic dispensing rates, an increase in pharmacy network claims and specialty growth in the Pharmacy Services Segment compared to the prior year, as well as volume from the acquisitions of Omnicare and the pharmacies and clinics of Target.

Please see the section entitled “Segment Analysis” below for additional information regarding gross profit.

Operating Expenses

Operating expenses increased $525 million, or 12.7%, and $1.1 billion, or 13.0%, in the three and six months ended June 30, 2016, respectively, as compared to the prior year. Operating expenses as a percentage of net revenues decreased approximately 45 basis points to 10.7% and 50 basis points to 10.6% in the three and six months ended June 30, 2016, respectively, as compared to 11.1% in both the three and six months ended June 30, 2015. The increase in operating expense dollars in the three and six months ended June 30, 2016, was primarily due to the addition of Omnicare, as well as incremental store operating costs associated with operating more stores, including the pharmacies and clinics of Target, in our Retail/LTC Segment. The improvement in operating expenses as a percentage of net revenues for the three and six months ended June 30, 2016 was primarily due to expense leverage from net revenue growth.

Please see the section entitled “Segment Analysis” below for additional information regarding operating expenses.

Interest Expense, net

Interest expense, net, increased $114 million and $263 million in the three and six months ended June 30, 2016, respectively, as compared to the prior year. The increase in the three and six months ended June 30, 2016, was primarily due to the $15 billion debt issuance in July 2015, the proceeds of which were used to fund the acquisitions of Omnicare and the pharmacies and clinics of Target, and the debt assumed through the Omnicare acquisition.

For additional information on our financing activities, please see the “Liquidity and Capital Resources” section below.

Loss on Early Extinguishment of Debt

During the three months ended June 30, 2016, the Company purchased approximately $3.1 billion aggregate principal amount of certain of its senior notes pursuant to its tender offer for such senior notes (see Note 5 to the condensed consolidated financial statements). The Company paid a premium of $486 million in excess of the debt principal in connection with the purchase of the senior notes, wrote off $50 million of unamortized deferred financing costs and incurred $6 million in fees, for a total loss on the early extinguishment of debt of $542 million.

Income Tax Provision

Our effective income tax rate was 39.5% and 39.4% for the three and six months ended June 30, 2016, compared to 39.3% and 39.1% for the three and six months ended June 30, 2015. The difference in the effective income tax rate for the three and six months ended June 30, 2016, was primarily due to certain permanent and discrete items.

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

In millions	Pharmacy Services Segment(1)	Retail/LTC Segment	Corporate Segment	Intersegment Eliminations(2)	Consolidated Totals
Three Months Ended
June 30, 2016:
Net revenues	$29,510	$19,998	$—	$(5,783)	$43,725
Gross profit(3)	1,367	5,837	—	(189)	7,015
Operating profit (loss)(3)	1,038	1,705	(220)	(173)	2,350
June 30, 2015:
Net revenues	24,442	17,242	—	(4,515)	37,169
Gross profit	1,241	5,322	—	(161)	6,402
Operating profit (loss)(4)	940	1,681	(215)	(144)	2,262
Six Months Ended
June 30, 2016:
Net revenues	58,275	40,110	—	(11,445)	86,940
Gross profit(3)	2,469	11,667	—	(377)	13,759
Operating profit (loss)(3)	1,820	3,482	(432)	(344)	4,526
June 30, 2015:
Net revenues	48,321	34,193	—	(9,013)	73,501
Gross profit	2,267	10,617	—	(318)	12,566
Operating profit (loss)(4)	1,675	3,408	(404)	(285)	4,394

(1)
Net revenues of the Pharmacy Services Segment include approximately $2.6 billion and $2.2 billion of retail co-payments for the three months ended June 30, 2016 and 2015, respectively, as well as $5.6 billion and $4.7 billion of retail co-payments for the six months ended June 30, 2016 and 2015, respectively.

(2)
Intersegment eliminations relate to intersegment revenue generating activities that occur between the Pharmacy Services Segment and the Retail/LTC Segment. These occur in the following ways: when members of Pharmacy Services Segment clients (“members”) fill prescriptions at our retail stores to purchase covered products, when members enrolled in programs such as Maintenance Choice ® elect to pick up maintenance prescriptions at one of our retail stores instead of receiving them through the mail, or when members have prescriptions filled at our long-term care pharmacies. When these occur, both the Pharmacy Services and Retail/LTC segments record the revenues, gross profit and operating profit on a standalone basis.

(3)
The Retail/LTC Segment gross profit and operating profit for the three months ended June 30, 2016 includes $6 million and $81 million, respectively, of acquisition-related integration costs related to the acquisitions of Omnicare and the pharmacies and clinics of Target. The Retail/LTC Segment gross profit and operating profit for the six months ended June 30, 2016 includes $10 million and $142 million, respectively, of acquisition-related integration costs related to the acquisitions of Omnicare and the pharmacies and clinics of Target.

(4)	The Corporate Segment operating loss for the three and six months ended June 30, 2015 includes $21 million of acquisition-related transaction costs.

Pharmacy Services Segment

The following table summarizes our Pharmacy Services Segment’s performance for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2016	2015	2016	2015

Net revenues	$29,510	$24,442	$58,275	$48,321
Gross profit	1,367	1,241	2,469	2,267
Gross profit % of net revenues	4.6%	5.1%	4.2%	4.7%
Operating expenses	329	301	649	592
Operating expense % of net revenues	1.1%	1.2%	1.1%	1.2%
Operating profit	1,038	940	1,820	1,675
Operating profit % of net revenues	3.5%	3.8%	3.1%	3.5%
Net revenues:
Mail choice(1)	$10,646	$9,107	$20,796	$17,857
Pharmacy network(2)	18,778	15,267	37,314	30,326
Other	86	68	165	138
Pharmacy claims processed:
Total	302.7	250.1	607.4	501.3
Mail choice(1)	22.2	21.3	43.8	41.7
Pharmacy network(2)	280.5	228.8	563.6	459.6
Generic dispensing rate:
Total	85.4%	83.9%	85.3%	83.7%
Mail choice(1)	78.0%	76.3%	77.7%	76.2%
Pharmacy network(2)	86.0%	84.6%	85.9%	84.4%
Mail choice penetration rate	18.1%	20.7%	17.9%	20.2%

(1)
Mail choice is defined as claims filled at a Pharmacy Services mail facility, which includes specialty mail claims inclusive of Specialty Connect® claims filled at retail, as well as prescriptions filled at our retail stores under the Maintenance Choice® program.

(2)
Pharmacy network net revenues, claims processed and generic dispensing rates do not include Maintenance Choice, which are included within the mail choice category. Pharmacy network is defined as claims filled at retail and specialty retail pharmacies, including our retail stores and long-term care pharmacies, but excluding Maintenance Choice activity.

Net Revenues

Net revenues in our Pharmacy Services Segment increased $5.1 billion, or 20.7%, to $29.5 billion in the three months ended June 30, 2016, as compared to the prior year. Net revenues increased approximately $10.0 billion, or 20.6%, to $58.3 billion in the six months ended June 30, 2016, as compared to the prior year. The increase is primarily due to increased pharmacy network claims, growth in specialty pharmacy, including the addition of Advanced Care Scripts ("ACS") through the acquisition of Omnicare, and inflation, partially offset by increased generic dispensing and price compression. As you review our Pharmacy Services Segment’s performance in this area, we believe you should consider the following important information that impacted the three and six months ended June 30, 2016:

•
In the three months ended June 30, 2016, our mail choice claims processed increased 3.9% to 22.2 million claims compared to 21.3 million claims in the prior year. In the six months ended June 30, 2016, our mail choice claims processed increased 5.2% to 43.8 million claims compared to 41.7 million claims in the prior year. The increase in mail choice claims was primarily driven by the continuing adoption of our Maintenance Choice offerings.

•
Our average revenue per mail choice claim increased by 12.5% and 10.7% in the three and six months ended June 30, 2016, respectively, compared to the prior year. This increase was primarily due to growth in specialty pharmacy.

•
In the three months ended June 30, 2016, our pharmacy network claims processed increased 22.6% to 280.5 million claims compared to 228.8 million claims in the prior year. In the six months ended June 30, 2016, our pharmacy network claims processed increased 22.6% to 563.6 million claims compared to 459.6 million claims in the prior year. The increase in the pharmacy network claim volume was primarily due to net new business.

•	Our average revenue per pharmacy network claim processed in both the three and six months ended June 30, 2016 remained relatively flat compared to the prior year.

•
For the three months ended June 30, 2016, our mail choice generic dispensing rate increased to 78.0%, compared to 76.3% in the prior year. Our pharmacy network generic dispensing rate increased to 86.0%, compared to 84.6% in the prior year. For the six months ended June 30, 2016, our mail choice generic dispensing rate increased to 77.7% in the six months ended June 30, 2016, compared to 76.2% in the prior year. Our pharmacy network generic dispensing rate increased to 85.9%, compared to 84.4% in the prior year. These continued increases in mail choice and pharmacy network generic dispensing rates were primarily due to the impact of new generic drug introductions, and our continuous efforts to encourage plan members to use generic drugs when they are available and clinically appropriate. We believe our generic dispensing rates will continue to increase in future periods, albeit at a slower pace. This increase will be affected by, among other things, the number of new brand and generic drug introductions and our success at encouraging plan members to utilize generic drugs when they are available and clinically appropriate.

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

Gross profit increased $126 million, or 10.2%, to approximately $1.4 billion in the three months ended June 30, 2016, as compared to the prior year. Gross profit increased $202 million, or 8.9%, to approximately $2.5 billion in the six months ended June 30, 2016, as compared to the prior year. The increase in gross profit dollars was primarily due to growth in specialty pharmacy, including the addition of ACS, growth in Medicare Part D lives, higher generic dispensing and favorable purchasing economics, partially offset by price compression. Gross profit as a percentage of net revenues decreased to 4.6% in the three months ended June 30, 2016, compared to 5.1% in the prior year. Gross profit as a percentage of net revenues decreased to 4.2% in the six months ended June 30, 2016, compared to 4.7% in the prior year. The decrease in gross profit as a percentage of net revenues was primarily due to changes in the mix of our business and continued price compression, partially offset by favorable generic dispensing and purchasing economics.

As you review our Pharmacy Services Segment’s performance in this area, we believe you should consider the following important information that had an impact on the three and six months ended June 30, 2016:

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

•
Our gross profit as a percentage of revenues benefited from the increase in our total generic dispensing rate, which increased to 85.4% and 85.3% in the three and six months ended June 30, 2016, respectively, compared to our generic dispensing rate of 83.9% and 83.7% in the prior year, respectively. This increase was primarily due to new generic drug introductions and our continual efforts to encourage plan members to use clinically appropriate generic drugs when they are available. We expect the trend in generic introductions to continue, albeit at a slower pace.

Operating Expenses

Operating expenses in our Pharmacy Services Segment include selling, general and administrative expenses; depreciation and amortization related to selling, general and administrative activities; and expenses related to specialty retail pharmacies, which include store and administrative payroll, employee benefits and occupancy costs.

Operating expenses increased $28 million to $329 million, or 1.1% as a percentage of net revenues, in the three months ended June 30, 2016, compared to $301 million, or 1.2% as a percentage of net revenues, in the prior year. Operating expenses increased $57 million to $649 million, or 1.1% as a percentage of revenues, in the six months ended June 30, 2016, compared to $592 million, or 1.2% as a percentage of net revenues, in the prior year. The improvement in operating expenses as a percentage of net revenues for the three and six months ended June 30, 2016 was primarily driven by expense leverage from our revenue growth. The increase in operating expense dollars for the three and six months ended June 30, 2016 was primarily due to the addition of ACS and increased costs associated with the growth of our business.

Retail/LTC Segment

The following table summarizes our Retail/LTC Segment’s performance for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2016	2015	2016	2015

Net revenues	$19,998	$17,242	$40,110	$34,193
Gross profit(1)	5,837	5,322	11,667	10,617
Gross profit % of net revenues	29.2%	30.9%	29.1%	31.0%
Operating expenses(1)	4,132	3,641	8,185	7,209
Operating expense % of net revenues	20.7%	21.1%	20.4%	21.1%
Operating profit	1,705	1,681	3,482	3,408
Operating profit % of net revenues	8.5%	9.7%	8.7%	10.0%
Prescriptions filled (90 Day = 3 Rx)(2)	300.9	244.1	606.0	485.5
Net revenue increase (decrease):
Total	16.0%	2.2%	17.3%	2.5%
Pharmacy	21.2%	5.2%	22.4%	5.2%
Front store	(0.6)%	(5.1)%	1.0%	(4.4)%
Total prescription volume (90 Day = 3 Rx)(2)	23.2%	6.0%	24.8%	6.1%
Same store increase (decrease)(3):
Total sales	2.1%	0.5%	3.1%	0.8%
Pharmacy sales	3.9%	4.1%	4.7%	4.2%
Front store sales	(2.5)%	(7.8)%	(0.9)%	(7.0)%
Prescription volume (90 Day = 3 Rx)(2)	3.5%	4.8%	4.7%	4.9%
Generic dispensing rate	86.1%	85.0%	85.9%	84.7%
Pharmacy % of total revenues	74.8%	71.6%	74.7%	71.6%

(1)
Gross profit and operating expenses for the three months ended June 30, 2016 include $6 million and $75 million, respectively, of acquisition-related integration costs related to the acquisitions of Omnicare and the pharmacies and clinics of Target. Gross profit and operating expenses for the six months ended June 30, 2016 include $10 million and $132 million, respectively, of acquisition-related integration costs related to the acquisitions of Omnicare and the pharmacies and clinics of Target.

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

As of June 30, 2016, we operated 9,652 retail stores, compared to 7,870 retail drugstores as of June 30, 2015. The increase in the number of retail stores is due to the acquisition of the pharmacies of Target, as well as growth of our stand-alone retail stores.

Net Revenues

Net revenues in our Retail/LTC Segment increased $2.8 billion, or 16.0%, to approximately $20.0 billion in the three months ended June 30, 2016, as compared to the prior year. Net revenues increased $5.9 billion, or 17.3%, to approximately $40.1 billion in the six months ended June 30, 2016, as compared to the year. As you review our Retail/LTC Segment’s performance in this area, we believe you should consider the following important information that had an impact on the three and six months ended June 30, 2016:

•
Net revenues were positively affected by the addition of LTC. Net revenues from new stores, including the locations within Target stores, accounted for approximately 670 and 690 basis points of the increase in our total net revenues for the three and six months ended June 30, 2016, respectively.

•
Front store same store sales decreased by 2.5% and 0.9% for the three and six months ended June 30, 2016, compared to the prior year. For the three months ended June 30, 2016, front store same store sales were negatively affected approximately 80 basis points from the shift of Easter from April in 2015 to March in 2016. For the three and six months ended June 30, 2016, front store same store sales were negatively affected by softer customer traffic, partially offset by an increase in basket size. For the six months ended June 30, 2016, front store same store sales were positively affected by approximately 55 basis points due to an additional day in 2016 related to leap year.

•
Pharmacy same store sales increased 3.9% and 4.7% for the three and six months ended June 30, 2016, respectively, as compared to the prior year. The increase in pharmacy same store sales was primarily due to the increase in same store script growth of 3.5% and 4.7% for the three and six months ended June 30, 2016, respectively, as well as 65 basis points due to an additional day in 2016 related to leap year for the six months ended June 30, 2016.

•
Pharmacy revenues continue to be negatively impacted by the conversion of brand name drugs to equivalent generic drugs, which typically have a lower selling price. Pharmacy same store sales were negatively impacted by approximately 355 basis points for both the three and six months ended June 30, 2016, due to recent generic introductions. The generic dispensing rate grew to 86.1% and 85.9% for the three and six months ended June 30, 2016, respectively, compared to 85.0% and 84.7%, respectively, in the prior year. In addition, our pharmacy revenue growth has also been affected by the mix of drugs sold, continued reimbursement pressure and the lack of significant new brand name drug introductions.

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

Gross profit increased $515 million, or 9.7%, to $5.8 billion in the three months ended June 30, 2016, as compared to the prior year. Gross profit increased $1.1 billion or 9.9%, to $11.7 billion in the six months ended June 30, 2016, as compared to the prior year. Gross profit as a percentage of net revenues decreased to 29.2% and 29.1% in the three and six months ended June 30, 2016, respectively, compared to 30.9% and 31.0% in the three and six months ended June 30, 2015, respectively.

The increase in gross profit dollars was primarily driven by the addition of LTC and the pharmacies and clinics of Target, as well as same store sales, partially offset by continued reimbursement pressure. The decrease in gross profit as a percentage of net revenues was primarily driven by a decline in pharmacy margins due to continued reimbursement pressure and the mix effect of the acquisitions of Omnicare and the pharmacies and clinics of Target, partially offset by increased front store margins. Front store margins increased due to changes in the mix of products sold, efforts to rationalize promotional strategies and increased health care product sales.

As you review our Retail/LTC Segment’s performance in this area, we believe you should consider the following important information that impacted the three and six months ended June 30, 2016:

•
Front store revenues as a percentage of net revenues for the three and six months ended June 30, 2016 was 23.8% and 23.9%, respectively, compared to 27.8% and 27.7% in the prior year, respectively. On average, our gross profit on front store revenues is higher than our gross profit on pharmacy revenues. Pharmacy revenues as a percentage of total revenues increased approximately 320 and 310 basis points in the three and six months ended June 30, 2016, compared to the prior year. This was due to pharmacy revenues growing faster than front store revenues, which includes the addition of LTC and the pharmacies of Target as well as a shift in the base business. The mix effect from a higher proportion of pharmacy sales had a negative effect on our overall gross profit as a percentage of net revenues for the three and six months ended June 30, 2016, compared to the prior year. This negative effect was partially offset by an increase in generic drugs dispensed, an improved front store gross margin rate, which includes efforts to rationalize promotional strategies.

•
During the three and six months ended June 30, 2016, our front store gross profit as a percentage of net revenues increased compared to the same period in the prior year. The increase is primarily related to a change in the mix of products sold, including store brand and health care product sales, as well as efforts to rationalize promotional strategies.

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

Operating expenses increased $491 million to $4.1 billion, or 20.7% as a percentage of net revenues, in the three months ended June 30, 2016, as compared to $3.6 billion, or 21.1% as a percentage of net revenues, in the prior year. Operating expenses increased $976 million to $8.2 billion, or 20.4% as a percentage of net revenues, in the six months ended June 30, 2016, as compared to $7.2 billion, or 21.1% as a percentage of net revenues, in the prior year. The increase in operating expense dollars for the three and six months ended June 30, 2016, was primarily due to the addition of the pharmacies and clinics within Target stores and LTC, including acquisition-related integration costs of $75 million and $132 million, respectively, and incremental store operating costs associated with operating more stores. Operating expenses as a percentage of net revenues for the three and six months ended June 30, 2016 improved primarily due to expense leverage from net revenue growth.

Operating expenses for the three and six months ended June 30, 2016, includes a gain from a legal settlement with certain credit card companies of $32 million, which was recorded in the Retail/LTC Segment. In April 2016, the Retail/LTC Segment made a charitable contribution of $32 million to the CVS Foundation to fund future giving. The CVS Foundation is a non-profit entity that focuses on health, education and community involvement programs. The charitable contribution was recorded as an operating expense in the condensed consolidated statements of income for the three and six months ended June 30, 2016.

Corporate Segment

Operating Expenses

Operating expenses in our Corporate Segment include expenses from the Company’s executive management, corporate relations, legal, compliance, human resources, information technology and finance departments. Operating expenses increased $5 million, or 2.6%, to $220 million and $28 million, or 7.1%, to $432 million in the three and six months ended June 30, 2016, respectively, as compared to the prior year. The increase in operating expenses for the three months ended June 30, 2016 was primarily due to higher benefits costs. The increase in operating expenses for the six months ended June 30, 2016 was primarily due to higher benefits costs, depreciation and legal costs.

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

The change in cash and cash equivalents is as follows:

	Six Months Ended June 30,
in millions	2016	2015
Net cash provided by operating activities	$4,023	$3,021
Net cash used in investing activities	(1,231)	(1,090)
Net cash used in financing activities	(4,126)	(3,167)
Effect of exchange rate changes on cash and cash equivalents	2	(1)
Net decrease in cash and cash equivalents	$(1,332)	$(1,237)

Net cash provided by operating activities was approximately $4.0 billion in the six months ended June 30, 2016, compared to nearly $3.0 billion in the six months ended June 30, 2015. The $1.0 billion increase in cash provided by operating activities is primarily due to the timing of payments for our Medicare Part D operations.

Net cash used in investing activities was approximately $1.2 billion in the six months ended June 30, 2016, compared to $1.1 billion in the six months ended June 30, 2015. The increase in cash used in investing activities is primarily due to higher purchases of property and equipment during the six months ended June 30, 2016 driven by the integration of recent acquisitions.

Net cash used in financing activities was $4.1 billion in the six months ended June 30, 2016, compared to net cash used in financing activities of $3.2 billion in the six months ended June 30, 2015. The cash used in financing activities increased $1 billion primarily due to an increase in share repurchases in the six months ended June 30, 2016.

As of June 30, 2016, the Company had the following outstanding share repurchase program that was authorized by the Company’s Board of Directors:

In billions
Authorization Date	Authorized	Remaining
December 15, 2014 (“2014 Repurchase Program”)	$10.0	$3.7

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

During the six months ended June 30, 2016, the Company repurchased an aggregate of approximately 41 million shares of common stock for approximately $4 billion pursuant to the 2014 Repurchase Program which includes the accelerated share repurchase agreement (“ASR”) described below.

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

We had $745 million of commercial paper outstanding at a weighted average interest rate of 0.68% as of June 30, 2016. In connection with our commercial paper program, we maintain a $1.0 billion, five-year unsecured back-up credit facility, which expires on May 23, 2018, a $1.25 billion, five-year unsecured back-up credit facility, which expires on July 24, 2019, and a $1.25 billion, five-year unsecured back-up credit facility, which expires on July 1, 2020. The credit facilities allow for borrowings at various rates that are dependent, in part, on the Company’s public debt ratings and require the Company to pay a weighted average quarterly facility fee of approximately 0.03%, regardless of usage. As of June 30, 2016, there were no borrowings outstanding under the back-up credit facilities.

Our back-up credit facilities and unsecured senior notes contain customary restrictive financial and operating covenants. These covenants do not include a requirement for the acceleration of our debt maturities in the event of a downgrade in our credit rating. We do not believe the restrictions contained in these covenants materially affect our financial or operating flexibility.

On May 16, 2016, the Company issued $1.75 billion aggregate principal amount of 2.125% unsecured senior notes due June 1, 2021 and $1.75 billion aggregate principal amount of 2.875% unsecured senior notes due June 1, 2026 (collectively, the "2016 Notes") for total proceeds of approximately $3.5 billion, net of discounts and underwriting fees. The 2016 Notes pay interest semi-annually and may be redeemed, in whole at any time, or in part from time to time, at the Company's option at a defined redemption price plus accrued and unpaid interest to the redemption date. The net proceeds of the 2016 Notes were used for general corporate purposes and to repay certain corporate debt.

On May 16, 2016, the Company announced tender offers for (1) any and all of its 5.75% Senior Notes due 2017, its 6.60% Senior Notes due 2019 and its 4.75% Senior Notes due 2020 (collectively, the “Any and All Notes”) and (2) up to $1.5 billion aggregate principal amount of its 6.25% Senior Notes due 2027, its 6.125% Senior Notes due 2039, its 5.75% Senior Notes due 2041, the 5.00% Senior Notes due 2024 issued by its wholly-owned subsidiary, Omnicare, Inc. (“Omnicare”), the 4.75% Senior Notes due 2022 issued by Omnicare, its 4.875% Senior Notes due 2035 and its 3.875% Senior Notes due 2025 (collectively, the “Maximum Tender Offer Notes” and together with the Any and All Notes, the “Notes”). On May 31, 2016, the Company increased the aggregate principal amount of the tender offers for the Maximum Tender Offer Notes to $2.25 billion. The Company purchased approximately $835 million aggregate principal amount of the Any and All Notes and $2.25 billion aggregate principal amount of the Maximum Tender Offer Notes pursuant to the tender offers, which expired on June 13, 2016. The Company paid a premium of $486 million in excess of the debt principal in connection with the purchase of the Notes, wrote off $50 million of unamortized deferred financing costs and incurred $6 million in fees, for a total loss on the early extinguishment of debt of $542 million which was recorded in income from continuing operations in the condensed consolidated statements of income for the three and six months ended June 30, 2016.

On June 27, 2016, the Company notified the holders of the remaining Any and All Notes that the Company was exercising its option to redeem the outstanding Any and All Notes pursuant to the terms of the Any and All Notes and the Indenture dated as of August 15, 2006, between the Company and The Bank of New York Mellon Trust Company, N.A. Approximately $1.1 billion aggregate principal amount of Any and All Notes was redeemed on July 27, 2016. The Company paid a premium of $97 million in excess of the debt principal and will record a loss on early extinguishment of debt of approximately $102 million during the three months ending September 30, 2016.

As of June 30, 2016, our long-term debt was rated “Baa1” by Moody’s with a stable outlook and “BBB+” by Standard & Poor’s with a stable outlook, and our commercial paper program was rated “P-2” by Moody’s and “A-2” by Standard & Poor’s. In assessing our credit strength, we believe that both Moody’s and Standard & Poor’s considered, among other things, our capital structure and financial policies as well as our consolidated balance sheet, our historical acquisition activity and other financial information. Although we currently believe our long-term debt ratings will remain investment grade, we cannot guarantee the future actions of Moody’s and/or Standard & Poor’s. Our debt ratings have a direct impact on our future borrowing costs, access to capital markets and new store operating lease costs.

Off-Balance Sheet Arrangements

In connection with executing operating leases, we provide a guarantee of the lease payments. We also finance a portion of our new store development through sale-leaseback transactions, which involve selling stores to unrelated parties and then leasing the stores back under leases that generally qualify and are accounted for as operating leases. We do not have any retained or contingent interests in the stores, and we do not provide any guarantees, other than a guarantee of the lease payments, in connection with the transactions. In accordance with GAAP, such operating leases are not reflected in our condensed consolidated balance sheet. See Note 10 to our condensed consolidated financial statements for a detailed discussion of these guarantees.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2016, the Company did not have any interest rate, foreign currency exchange rate or commodity derivative instruments in place and believes that as of June 30, 2016 its exposure to interest rate risk (inherent in the Company’s debt portfolio), foreign currency exchange rate risk and commodity price risk is not material.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f)) as of June 30, 2016, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to provide reasonable assurance that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: On August 18, 2015, the Company completed its acquisition of Omnicare and on December 16, 2015, the Company completed its acquisition of the pharmacies and clinics of Target. As a result, the Company is in the process of integrating the applicable internal controls for each business into its internal control over financial reporting for the rest of the Company. Other than the foregoing, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II
Item 1. Legal Proceedings

I. Legal Proceedings

We refer you to Note 10 - “Commitments and Contingencies - Legal Matters” contained in the “Notes to the Condensed Consolidated Financial Statements” of our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2016 for a description of our legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table presents the total number of shares purchased in the three months ended June 30, 2016, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to the 2014 Repurchase Program. See Note 3 - “Share Repurchase Programs” contained in the “Notes to the Condensed Consolidated Financial Statements” of our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2016.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 2016	9,492,833	$102.70	9,492,833	$4,649,576,635
May 2016	8,469,274	$102.24	8,469,274	$3,783,708,439
June 2016	543,122	$97.04	543,122	$3,731,002,281
Totals	18,505,229		18,505,229

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

101
The following materials from the CVS Health Corporation Quarterly Report on Form 10-Q for the three months ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related Footnotes to the Condensed Consolidated Financial Statements.

Signatures:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CVS Health Corporation
(Registrant)

/s/ David M. Denton

David M. Denton
Executive Vice President and
Chief Financial Officer
August 2, 2016