Form 10-Q
period 2016-09-30
CVS HEALTH Corp
filed 2016-11-08
CIK 64803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016

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

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]
 Common Stock, $0.01 par value, issued and outstanding at November 1, 2016:

1,066,439,174 shares

Part I	Item 1

CVS Health Corporation
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2016	2015	2016	2015

Net revenues	$44,615	$38,644	$131,555	$112,144
Cost of revenues	37,123	31,983	110,304	92,917
Gross profit	7,492	6,661	21,251	19,227
Operating expenses	4,675	4,330	13,908	12,502
Operating profit	2,817	2,331	7,343	6,725
Interest expense, net	253	261	816	562
Loss on early extinguishment of debt	101	—	643	—
Income before income tax provision	2,463	2,070	5,884	6,163
Income tax provision	921	833	2,271	2,433
Income from continuing operations	1,542	1,237	3,613	3,730
Income (loss) from discontinued operations, net of tax	(1)	10	(1)	10
Net income	1,541	1,247	3,612	3,740
Net income attributable to noncontrolling interest	(1)	(1)	(2)	(1)
Net income attributable to CVS Health	$1,540	$1,246	$3,610	$3,739

Basic earnings per share:
Income from continuing operations attributable to CVS Health	$1.44	$1.10	$3.34	$3.31
Income from discontinued operations attributable to CVS Health	$—	$0.01	$—	$0.01
Net income attributable to CVS Health	$1.44	$1.11	$3.34	$3.32
Weighted average basic shares outstanding	1,068	1,114	1,076	1,122

Diluted earnings per share:
Income from continuing operations attributable to CVS Health	$1.43	$1.10	$3.32	$3.28
Income from discontinued operations attributable to CVS Health	$—	$0.01	$—	$0.01
Net income attributable to CVS Health	$1.43	$1.11	$3.32	$3.29
Weighted average diluted shares outstanding	1,073	1,121	1,082	1,130
Dividends declared per share	$0.425	$0.350	$1.275	$1.050

See accompanying notes to condensed consolidated financial statements.

CVS Health Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2016	2015	2016	2015

Net income	$1,541	$1,247	$3,612	$3,740
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(3)	(61)	37	(100)
Cash flow hedges, net of tax	1	—	2	1
Total other comprehensive income (loss)	(2)	(61)	39	(99)
Comprehensive income	1,539	1,186	3,651	3,641
Comprehensive income attributable to noncontrolling interest	(1)	(1)	(2)	(1)
Comprehensive income attributable to CVS Health	$1,538	$1,185	$3,649	$3,640

See accompanying notes to condensed consolidated financial statements.

CVS Health Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

In millions, except per share amounts	September 30, 2016	December 31, 2015

Assets:
Cash and cash equivalents	$2,189	$2,459
Short-term investments	74	88
Accounts receivable, net	13,625	11,888
Inventories	14,348	14,001
Other current assets	703	722
Total current assets	30,939	29,158
Property and equipment, net	9,901	9,855
Goodwill	38,214	38,106
Intangible assets, net	13,567	13,878
Other assets	1,535	1,440
Total assets	$94,156	$92,437

Liabilities:
Accounts payable	$7,584	$7,490
Claims and discounts payable	9,178	7,653
Accrued expenses	8,856	6,829
Short-term debt	340	—
Current portion of long-term debt	783	1,197
Total current liabilities	26,741	23,169
Long-term debt	25,610	26,267
Deferred income taxes	4,254	4,217
Other long-term liabilities	1,597	1,542
Commitments and contingencies (Note 12)	—	—
Redeemable noncontrolling interest	—	39

Shareholders’ equity:
CVS Health shareholders’ equity:
Preferred stock, par value $0.01: 0.1 share authorized; none issued or outstanding	—	—
Common stock, par value $0.01: 3,200 shares authorized; 1,705 shares issued and 1,066 shares outstanding at September 30, 2016 and 1,699 shares issued and 1,101 shares
outstanding at December 31, 2015	17	17
Treasury stock, at cost: 638 shares at September 30, 2016 and 597 shares at December 31,
2015	(32,991)	(28,886)
Shares held in trust: 1 share at September 30, 2016 and December 31, 2015	(31)	(31)
Capital surplus	31,541	30,948
Retained earnings	37,732	35,506
Accumulated other comprehensive income (loss)	(319)	(358)
Total CVS Health shareholders’ equity	35,949	37,196
Noncontrolling interest	5	7
Total shareholders’ equity	35,954	37,203
Total liabilities and shareholders’ equity	$94,156	$92,437

See accompanying notes to condensed consolidated financial statements.

CVS Health Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
In millions	2016	2015
Cash flows from operating activities:
Cash receipts from customers	$128,545	$108,324
Cash paid for inventory and prescriptions dispensed by retail network pharmacies	(106,371)	(89,530)
Cash paid to other suppliers and employees	(11,092)	(11,240)
Interest received	14	15
Interest paid	(954)	(423)
Income taxes paid	(2,194)	(2,305)
Net cash provided by operating activities	7,948	4,841

Cash flows from investing activities:
Purchases of property and equipment	(1,607)	(1,490)
Proceeds from sale-leaseback transactions	230	34
Proceeds from sale of property and equipment and other assets	22	28
Acquisitions (net of cash acquired) and other investments	(333)	(9,503)
Purchase of available-for-sale investments	(40)	(184)
Sales/maturities of available-for-sale investments	76	115
Net cash used in investing activities	(1,652)	(11,000)

Cash flows from financing activities:
Increase in short-term debt	340	(685)
Proceeds from issuance of long-term debt	3,455	14,808
Repayments of long-term debt	(5,185)	(2,898)
Purchase of noncontrolling interest in subsidiary	(39)	—
Payment of contingent consideration	(26)	—
Dividends paid	(1,384)	(1,185)
Proceeds from exercise of stock options	205	277
Excess tax benefits from stock-based compensation	72	132
Repurchase of common stock	(4,000)	(3,871)
Other	(6)	(2)
Net cash provided by (used in) financing activities	(6,568)	6,576
Effect of exchange rate changes on cash and cash equivalents	2	(8)
Net increase (decrease) in cash and cash equivalents	(270)	409
Cash and cash equivalents at beginning of period	2,459	2,481
Cash and cash equivalents at end of period	$2,189	$2,890

Reconciliation of net income to net cash provided by operating activities:
Net income	$3,612	$3,740
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,847	1,510
Stock-based compensation	166	175
Loss on early extinguishment of debt	643	—
Deferred income taxes and other noncash items	119	(184)
Change in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(1,714)	(2,530)
Inventories	(337)	(893)
Other current assets	2	591
Other assets	(86)	(13)
Accounts payable and claims and discounts payable	1,570	2,038
Accrued expenses	2,077	523
Other long-term liabilities	49	(116)
Net cash provided by operating activities	$7,948	$4,841

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

As of September 30, 2016, the carrying value of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximated their fair value due to the nature of these financial instruments. The Company invests in money market funds, commercial paper and time deposits that are classified as cash and cash equivalents within the accompanying condensed consolidated balance sheets, as these funds are highly liquid and readily convertible to known amounts of cash. These investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company’s short-term investments of $74 million at September 30, 2016 consist of certificates of deposit with initial maturities of greater than three months when purchased that mature within one year from the balance sheet date. These investments, which are classified within Level 1 of the fair value hierarchy, are carried at fair value, which approximated historical cost at September 30, 2016. The carrying amount and estimated fair value of the Company’s total long-term debt was $26.4 billion and $28.7 billion, respectively, as of September 30, 2016. The fair value of the Company’s long-term debt was estimated based on quoted prices currently offered in active markets for the Company’s debt, which is considered Level 1 of the fair value hierarchy.

Redeemable Noncontrolling Interest

As a result of the acquisition of Omnicare, Inc. (“Omnicare”) in August 2015, the Company obtained a 73% ownership interest in a limited liability company (“LLC”). Due to the change in control in Omnicare, the noncontrolling member of the LLC had the contractual right to put its membership interest to the Company at fair value. Consequently, the noncontrolling interest in the LLC was recorded as a redeemable noncontrolling interest at fair value. During the first quarter of 2016, the noncontrolling shareholder of the LLC exercised its option to sell its ownership interest and the Company purchased the noncontrolling interest in the LLC for approximately $39 million.

Below is a summary of the changes in the redeemable noncontrolling interest for the nine months ended September 30, 2016:

In millions
Beginning balance	$39
Net income attributable to noncontrolling interest	1
Distributions	(2)
Purchase of noncontrolling interest	(39)
Reclassification to capital surplus in connection with purchase of noncontrolling interest	1
Ending balance	$—

Related Party Transactions

The Company has an equity method investment in SureScripts, LLC (“SureScripts”), which operates a clinical health information network. The Pharmacy Services and Retail/LTC segments utilize this clinical health information network in providing services to its client plan members and retail customers. The Company expensed fees for the use of this network of approximately $7 million and $16 million in the three months ended September 30, 2016 and 2015, respectively, and expensed fees of $29 million and $37 million in the nine months ended September 30, 2016 and 2015, respectively. The Company’s investment in and equity in earnings of SureScripts for all periods presented is immaterial.

In connection with the acquisition of Omnicare in August 2015, the Company obtained an equity method investment in Heartland Healthcare Services, LLC (“Heartland”). Heartland operates several long-term care pharmacies in four states. Heartland paid the Company approximately $46 million and $116 million for pharmaceutical inventory purchases during the three and nine months ended September 30, 2016, respectively. Additionally, the Company performs certain collection functions for Heartland and then passes those customer cash collections to Heartland. The Company’s investment in Heartland as of December 31, 2015 and September 30, 2016 and equity in earnings of Heartland for the three and nine months ended September 30, 2016 is immaterial.

In April 2016, the Company made a charitable contribution of $32 million to the CVS Foundation (the “Foundation”) to fund future giving. The Foundation is a non-profit entity that focuses on health, education and community involvement programs. The charitable contribution was recorded as an operating expense in the condensed consolidated statement of income for the nine months ended September 30, 2016.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In March 2016, the FASB issued ASU 2016-08, “Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net),” which amends the principal-versus-agent implementation guidance and in April 2016 the FASB issued ASU 2016-10, "Identifying Performance Obligations and Licensing," which amends the guidance in those areas in the new revenue recognition standard. Both ASU's were issued in response to feedback received from the FASB-International Accounting Standards Board joint revenue recognition transition resource group. This new revenue standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning January 1, 2018; early adoption in 2017 is permitted. Companies have the option of using either a full retrospective or a modified retrospective approach to adopt the guidance. This standard could impact the timing and amounts of revenue recognized. The Company is currently evaluating the effect that implementation of this standard will have on its consolidated financial position and results of operations upon adoption, as well as the method of transition and required disclosures.
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740). The new guidance simplifies the presentation of deferred income taxes by requiring that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. The updated standard is effective for the Company beginning on January 1, 2017 with early application permitted as of the beginning of any interim or annual reporting period. The Company elected to early adopt this standard as of January 1, 2016 and has, accordingly, reclassified the current deferred tax assets to noncurrent deferred tax liabilities for all periods presented. The following is a reconciliation of the effect of the reclassification on the Company's condensed consolidated balance sheet as of December 31, 2015:

In millions	As Previously Reported	Adjustments	As Revised
Deferred tax assets - current	$1,220	$(1,220)	$—
Total current assets	30,378	(1,220)	29,158
Total assets	93,657	(1,220)	92,437
Deferred tax liabilities - noncurrent	5,437	(1,220)	4,217
Total liabilities and shareholders’ equity	93,657	(1,220)	92,437

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Lessees will be required to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, a dual model was retained, requiring leases to be classified as either operating or finance leases. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model (e.g., certain definitions, such as initial direct costs, have been updated) and the new revenue recognition standard. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company believes that the new standard will have a material impact on its consolidated balance sheet but it will not have a material impact on its liquidity. The Company is currently evaluating the effect that implementation of this standard will have on its consolidated results of operations upon adoption.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standard Codification Topic 718, Compensation - Stock Compensation, in three areas. (1) The new guidance eliminates accounting for tax benefits and deficiencies through equity to the extent of previous windfalls, and then to the income statement. The new requirement is to record all tax benefits and deficiencies through the income statement. This amendment is required to be applied prospectively. The amendment also requires the presentation of excess tax benefits on the statements of cash flows as operating activities, a change which may be applied prospectively or retrospectively at the election of the Company. The amendment requires the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares for tax withholding purposes as financing activities, a change which must be applied retrospectively. (2) The new guidance also permits companies to withhold an amount up to the employees' maximum individual tax rate in the relevant jurisdiction without resulting in liability classification of the award. (3) Finally, the new guidance provides companies with an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards.

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

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 is intended to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows and to eliminate the diversity in practice related to such classifications. The guidance in ASU 2016-15 is required for annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the effect on its consolidated statement of cash flows of adopting this new accounting guidance.

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

The following unaudited pro forma information presents a summary of the Company’s combined results of operations for the three and nine months ended September 30, 2015 as if the Omnicare acquisition and the related financing transactions had occurred on January 1, 2014. The following pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, basic shares outstanding and dilutive equivalents, cost savings from operating efficiencies, potential synergies, and the impact of incremental costs incurred in integrating the businesses.

In millions, except per share data	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Total revenues	$39,374	$115,652
Income from continuing operations	1,318	3,774
Earnings per share from continuing operations:
Basic	$1.18	$3.35
Diluted	$1.17	$3.32

Note 3 – Goodwill and Intangible Assets

Goodwill and indefinitely-lived trade names are not amortized, but are subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate there may be impairment. During the three months ended September 30, 2016, the Company performed its required annual impairment tests and concluded there was no impairment of goodwill or trade names.

The Company's total goodwill was $38.2 billion and $38.1 billion as of September 30, 2016 and December 31, 2015, respectively.

The following is a summary of the Company's intangible assets as of September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
In millions	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks (indefinitely-lived)	$6,398	$—	$6,398	$6,398	$—	$6,398
Customer contracts and relationships and covenants not to compete	11,340	(4,624)	6,716	10,594	(4,092)	6,502
Favorable leases and other	1,132	(679)	453	1,595	(617)	978
	$18,870	$(5,303)	$13,567	$18,587	$(4,709)	$13,878

Note 4 – Share Repurchase Program

During the nine months ended September 30, 2016, the Company had the following outstanding share repurchase program that was authorized by the Company’s Board of Directors:

In billions
Authorization Date	Authorized	Remaining
December 15, 2014 (“2014 Repurchase Program”)	$10.0	$3.7

On November 2, 2016, the Company's Board of Directors authorized a new share repurchase program for up to $15 billion of outstanding common stock (the “2016 Repurchase Program”). The 2014 and 2016 Repurchase Programs, which were effective immediately, permit the Company to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase transactions, and/or other derivative transactions. The repurchase programs may be modified or terminated by the Board of Directors at any time.

During the three months ended September 30, 2016, the Company repurchased an aggregate of approximately 0.4 million shares of common stock for approximately $40.0 million pursuant to the 2014 Repurchase Program. During the nine months ended September 30, 2016, the Company repurchased an aggregate of approximately 41.4 million shares of common stock for approximately $4.0 billion pursuant to the 2014 Repurchase Program. This activity includes the accelerated share repurchase agreement (“ASR”) described below.

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

Note 5 – Accumulated Other Comprehensive Income

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

Changes in accumulated other comprehensive income (loss) by component is shown on the below:

	Three Months Ended September 30, 2016(1)
In millions	Foreign Currency	Losses on Cash Flow Hedges	Pension and Other Postretirement Benefits	Total
Balance, June 30, 2016	$(125)	$(6)	$(186)	$(317)
Other comprehensive income (loss) before reclassifications	(3)	—	—	(3)
Amounts reclassified from accumulated other comprehensive income(2)	—	1	—	1
Net other comprehensive income (loss)	(3)	1	—	(2)
Balance, September 30, 2016	$(128)	$(5)	$(186)	$(319)

	Three Months Ended September 30, 2015(1)
	Foreign Currency	Losses on Cash Flow Hedges	Pension and Other Postretirement Benefits	Total
Balance, June 30, 2015	$(104)	$(8)	$(143)	$(255)
Other comprehensive income (loss) before reclassifications	(61)	—	—	(61)
Amounts reclassified from accumulated other comprehensive income(2)	—	—	—	—
Net other comprehensive (loss)	(61)	—	—	(61)
Balance, September 30, 2015	$(165)	$(8)	$(143)	$(316)

	Nine Months Ended September 30, 2016(1)
	Foreign Currency	Losses on Cash Flow Hedges	Pension and Other Postretirement Benefits	Total
Balance, December 31, 2015	$(165)	$(7)	$(186)	$(358)
Other comprehensive income (loss) before reclassifications	37	—	—	37
Amounts reclassified from accumulated other comprehensive income (2)	—	2	—	2
Net other comprehensive income	37	2	—	39
Balance, September 30, 2016	$(128)	$(5)	$(186)	$(319)

	Nine Months Ended September 30, 2015(1)
	Foreign Currency	Losses on Cash Flow Hedges	Pension and Other Postretirement Benefits	Total
Balance, December 31, 2014	$(65)	$(9)	$(143)	$(217)
Other comprehensive income (loss) before reclassifications	(100)	1	—	(99)
Amounts reclassified from accumulated other comprehensive income (2)	—	—	—	—
Net other comprehensive income (loss)	(100)	1	—	(99)
Balance, September 30, 2015	$(165)	$(8)	$(143)	$(316)

(1)	All amounts are net of tax.

(2)
The amounts reclassified from accumulated other comprehensive income for losses on cash flow hedges are recorded within interest expense, net on the condensed consolidated statement of income. The amounts reclassified from accumulated other comprehensive income for pension and other postretirement benefits are included in operating expenses on the condensed consolidated statement of income.

Note 6 – Borrowings

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

On May 16, 2016, the Company announced tender offers for (1) any and all of its 5.75% Senior Notes due 2017, its 6.60% Senior Notes due 2019 and its 4.75% Senior Notes due 2020 (collectively, the “Any and All Notes”) and (2) up to $1.5 billion aggregate principal amount of its 6.25% Senior Notes due 2027, its 6.125% Senior Notes due 2039, its 5.75% Senior Notes due 2041, the 5.00% Senior Notes due 2024 issued by its wholly-owned subsidiary, Omnicare, Inc. (“Omnicare”), the 4.75% Senior Notes due 2022 issued by Omnicare, its 4.875% Senior Notes due 2035 and its 3.875% Senior Notes due 2025 (collectively, the “Maximum Tender Offer Notes” and together with the Any and All Notes, the “Notes”). On May 31, 2016, the Company increased the aggregate principal amount of the tender offers for the Maximum Tender Offer Notes to $2.25 billion. The Company purchased approximately $835 million aggregate principal amount of the Any and All Notes and $2.25 billion aggregate principal amount of the Maximum Tender Offer Notes pursuant to the tender offers, which expired on June 13, 2016. The Company paid a premium of $486 million in excess of the debt principal in connection with the purchase of the Notes, wrote off $50 million of unamortized deferred financing costs and incurred $6 million in fees, for a total loss on the early extinguishment of debt of $542 million which was recorded in income from continuing operations in the condensed consolidated statements of income for the nine months ended September 30, 2016.

On June 27, 2016, the Company notified the holders of the remaining Any and All Notes that the Company was exercising its option to redeem the outstanding Any and All Notes pursuant to the terms of the Any and All Notes and the Indenture dated as of August 15, 2006, between the Company and The Bank of New York Mellon Trust Company, N.A. Approximately $1.1 billion aggregate principal amount of Any and All Notes was redeemed on July 27, 2016. The Company paid a premium of $97 million in excess of the debt principal and wrote off $4.0 million of unamortized deferred financing costs, for a total loss on early extinguishment of debt of $101 million during the three months ended September 30, 2016.

The Company recorded a total loss on the early extinguishment of debt of $643 million which was recorded in the income from continuing operations in the condensed statements of income for the nine months ended September 30, 2016.

Note 7 – Stock-Based Compensation

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2016	2015	2016	2015
Stock-based compensation:
Stock options	$20	$22	$60	$67
Restricted stock units	38	65	106	108
Total stock-based compensation	$58	$87	$166	$175

During the nine months ended September 30, 2016, the Company granted 4 million stock options with a weighted average fair value of $13.02 and a weighted average fair value exercise price of $104.75. The Company had 24 million stock options outstanding as of September 30, 2016 with a weighted average exercise price of $68.31 and a weighted average remaining contractual term of 3.94 years. During the nine months ended September 30, 2016, the Company granted 2 million restricted stock units with a weighted average fair value of $103.47. The Company had 5 million unvested restricted stock units as of September 30, 2016 with a weighted average grant date fair value of $56.20.

Note 8 – Sale-Leaseback Transactions

The Company finances a portion of its store development program through sale-leaseback transactions. The properties are generally sold at net book value, which approximates fair value, and the resulting leases typically qualify and are accounted for as operating leases. The Company does not have any retained or contingent interests in the stores and does not provide any guarantees, other than a guarantee of lease payments, in connection with the sale-leaseback transactions. Proceeds from sale-leaseback transactions totaled $230 million and $34 million for the nine months ended September 30, 2016 and 2015, respectively.

Note 9 – Interest Expense

The following are the components of net interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2016	2015	2016	2015
Interest expense	$258	$268	$830	$577
Interest income	(5)	(7)	(14)	(15)
Interest expense, net	$253	$261	$816	$562

Note 10 – Earnings Per Share

Earnings per share is computed using the two-class method. Options to purchase 7.7 million and 6.4 million ~~s~~hares of common stock were outstanding, but were not included in the calculation of diluted earnings per share, for the three and nine months ended September 30, 2016, respectively, because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. For the same reason, options to purchase approximately 3.5 million and 2.4 million shares of common stock were outstanding, but were not included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2015, respectively.

The following is a reconciliation of basic and diluted net income per share from continuing operations for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2016	2015	2016	2015
Numerator for earnings per share calculations:
Income from continuing operations	$1,542	$1,237	$3,613	$3,730
Income allocated to participating securities	(7)	(6)	(18)	(18)
Net income attributable to noncontrolling interest	(1)	(1)	(2)	(1)
Income from continuing operations attributable to CVS Health	$1,534	$1,230	$3,593	$3,711

Denominators for earnings per share calculations:
Weighted average shares, basic	1,068	1,114	1,076	1,122
Effect of dilutive securities	5	7	6	8
Weighted average shares, diluted	1,073	1,121	1,082	1,130

Earnings per share from continuing operations:
Basic	$1.44	$1.10	$3.34	$3.31
Diluted	$1.43	$1.10	$3.32	$3.28

Note 11 – Segment Reporting

The Company has three reportable segments: Pharmacy Services, Retail/LTC and Corporate. The Retail/LTC Segment includes the operating results of the Company's Retail Pharmacy and LTC/RxCrossroads operating segments as the operations and economic characteristics are similar. The Company’s three reportable segments maintain separate financial information by which operating results are evaluated on a regular basis by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company evaluates its Pharmacy Services and Retail/LTC segments’ performance based on net revenue, gross profit and operating profit before the effect of nonrecurring charges and gains and certain intersegment activities. The Company evaluates the performance of its Corporate Segment based on operating expenses before the effect of nonrecurring charges and gains and certain intersegment activities. The chief operating decision maker does not use total assets by segment to make decisions regarding resources, therefore the total asset disclosure by segment has not been included.

The Pharmacy Services Segment provides a full range of pharmacy benefit management (“PBM”) services including plan design and administration, formulary management, Medicare Part D services, mail order, specialty pharmacy and infusion services, retail pharmacy network management services, prescription management systems, clinical services, disease management services and medical spend management. The Company’s clients are primarily employers, insurance companies, unions, government employee groups, health plans, Managed Medicaid plans and other sponsors of health benefit plans, and individuals throughout the United States. A portion of covered lives primarily within the Managed Medicaid, health plan and employer markets have access to our services through public and private exchanges. Through the Company’s SilverScript Insurance Company subsidiary, the Company is a national provider of drug benefits to eligible beneficiaries under the federal government’s Medicare Part D program. The Pharmacy Services Segment operates under the CVS CaremarkTM Pharmacy Services, Caremark®, CVS CaremarkTM, CarePlus CVS Pharmacy®, CVS SpecialtyTM, RxAmerica®, Accordant®, SilverScript®, NovoLogix®, Coram®, Navarro® Health Services and Advanced Care ScriptsTM names. As of September 30, 2016, the Pharmacy Services Segment operated 23 retail specialty pharmacy stores, 13 specialty mail order pharmacies, four mail service dispensing pharmacies, and 85 branches for infusion and enteral services, including approximately 74 ambulatory infusion suites and five centers of excellence, located in 41 states, Puerto Rico and the District of Columbia.

The Retail/LTC Segment sells prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, personal care products, convenience foods, photo finishing, seasonal merchandise and greeting cards. With the acquisition of Omnicare, the Retail/LTC Segment now includes LTC operations, which is comprised of providing the distribution of pharmaceuticals, related pharmacy consulting and other ancillary services to chronic care facilities and other care settings, as well as commercialization services which are provided under the name RxCrossroads®. We added approximately 1,670 pharmacies through the acquisition of the pharmacies of Target Corporation ("Target") in December 2015, thereby expanding our presence in new and existing markets. The stores within Target sell only prescription drugs and over-the-counter drugs that are required to be behind the pharmacy counter. The Retail/LTC Segment also operates retail medical clinics under the MinuteClinic® name. MinuteClinics utilize nationally-recognized medical protocols to diagnose and treat minor health conditions, perform health screenings, monitor chronic conditions and deliver vaccinations. The clinics are staffed by board-certified nurse practitioners and physician assistants who provide access to affordable care without appointment. As of September 30, 2016, our Retail/LTC Segment included 9,694 retail stores (of which 9,638 were either the Company's retail stores that operated a pharmacy, or pharmacies located within Target stores) located in 49 states, the District of Columbia, Puerto Rico and Brazil operating primarily under the CVS Pharmacy®, CVS®, Longs Drugs®, Navarro Discount Pharmacy® and Drogaria OnofreTM names, 34 onsite pharmacies primarily operating under the CarePlus CVS Pharmacy®, CarePlus® and CVS Pharmacy® names, 1,136 retail health care clinics operating under the MinuteClinic® name (of which 1,129 were located in CVS Pharmacy and Target stores), and our online retail websites, CVS.com®, Navarro.comTM and Onofre.com.brTM. LTC operations are comprised of 151 spoke pharmacies that primarily handle new prescription orders, of which 32 are also hub pharmacies that use proprietary automation to support spoke pharmacies with refill prescriptions. LTC operates primarily under the Omnicare® and NeighborCare® names.

The Corporate Segment provides management and administrative services to support the Company. The Corporate Segment consists of certain aspects of executive management, corporate relations, legal, compliance, human resources, information technology and finance departments.

In millions	Pharmacy Services Segment(1)	Retail/LTC Segment	Corporate Segment	Intersegment Eliminations(2)	Consolidated Totals
Three Months Ended
September 30, 2016:
Net revenues	$30,429	$20,143	$—	$(5,957)	$44,615
Gross profit(3)	1,797	5,893	—	(198)	7,492
Operating profit (loss)(4)(5)	1,458	1,773	(229)	(185)	2,817
September 30, 2015:
Net revenues	25,528	17,912	—	(4,796)	38,644
Gross profit	1,468	5,373	—	(180)	6,661
Operating profit (loss)(4)(5)	1,162	1,643	(309)	(165)	2,331
Nine Months Ended
September 30, 2016:
Net revenues	88,704	60,253	—	(17,402)	131,555
Gross profit(3)	4,266	17,560	—	(575)	21,251
Operating profit (loss)(4)(5)	3,278	5,255	(661)	(529)	7,343
September 30, 2015:
Net revenues	73,849	52,105	—	(13,810)	112,144
Gross profit	3,735	15,990	—	(498)	19,227
Operating profit (loss)(4)(5)	2,837	5,050	(712)	(450)	6,725

(1)
Net revenues of the Pharmacy Services Segment include approximately $2.5 billion and $2.1 billion of retail co-payments for the three months ended September 30, 2016 and 2015, respectively, as well as $8.1 billion and $6.8 billion of retail co-payments for the nine months ended September 30, 2016 and 2015, respectively.

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

(3)
The Retail/LTC Segment gross profit for the three and nine months ended September 30, 2016 includes $5 million and $15 million, respectively, of acquisition-related integration costs. The integration costs are related to the acquisitions of Omnicare and the pharmacies and clinics of Target.

(4)
The Retail/LTC Segment operating profit for the three and nine months ended September 30, 2016 includes $52 million and $194 million, respectively, of acquisition-related integration costs. The Retail/LTC Segment operating profit for the three and nine months ended September 30, 2015 includes $12 million of acquisition-related integration costs. The integration costs are related to the acquisitions of Omnicare and the pharmacies and clinics of Target.

(5)
The Corporate Segment operating loss for the three and nine months ended September 30, 2016 includes $13 million of integration costs. The Corporate Segment operating loss for the three and nine months ended September 30, 2015 includes $115 million and $135 million, respectively, of acquisition-related transaction and integration costs.

Note 12 – Commitments and Contingencies

Lease Guarantees

Between 1991 and 1997, the Company sold or spun off a number of subsidiaries, including Bob’s Stores, Linens ‘n Things, Marshalls, Kay-Bee Toys, Wilsons, This End Up and Footstar. In many cases, when a former subsidiary leased a store, the Company provided a guarantee of the store’s lease obligations. When the subsidiaries were disposed of, the Company’s guarantees remained in place, although each initial purchaser has agreed to indemnify the Company for any lease obligations the Company was required to satisfy. If any of the purchasers or any of the former subsidiaries were to become insolvent and failed to make the required payments under a store lease, the Company could be required to satisfy these obligations. As of September 30, 2016, the Company guaranteed approximately 87 such store leases (excluding the lease guarantees related to Linens ‘n Things, which have been recorded as a liability on the condensed consolidated balance sheet), with the maximum remaining lease term extending through 2047.

In April 2016, the parent entity of Bob’s Stores filed for Chapter 11 bankruptcy protection. As described above, the Company, through one or more of its affiliates, is alleged to have guaranteed certain of the Bob’s Stores’ leases (the “Bob’s Leases”). On June 20, 2016, the bankruptcy court approved the sale of substantially all of the assets of Bob’s Stores and certain other assets to a new entity (“Buyer”), which designated Buyer’s affiliate Bob’s Stores, LLC, a Delaware limited liability company (“New Bob’s”), to acquire substantially all of the assets of Bob’s Stores.

The Company, through its subsidiary, CVS Pharmacy, Inc., and New Bob’s have entered into an agreement dated October 14, 2016, pursuant to which, in exchange for an immaterial payment to be made by CVS Pharmacy, Inc., New Bob’s has agreed to accept the assignment of the Bob’s Leases and to be bound by certain restrictions regarding renewals, extensions and modifications to the Bob’s Leases. The Company believes these restrictions will potentially reduce the Company's exposure to liability under guarantees of the Bob's leases in the future. The assignment of the Bob’s Leases to New Bob’s will be subject to bankruptcy court approval. The Company will continue to monitor the bankruptcy proceedings.

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

•
Caremark (the term “Caremark” being used herein to generally refer to any one or more PBM subsidiaries of the Company, as applicable) was named in a putative class action lawsuit filed in October 2003 in Alabama state court by John Lauriello, purportedly on behalf of participants in the 1999 settlement of various securities class action and derivative lawsuits against Caremark and others. Other defendants include insurance companies that provided coverage to Caremark with respect to the settled lawsuits. A similar lawsuit was filed in November 2003 by Frank McArthur, also in Alabama state court, naming as defendants, among others, Caremark and several insurance companies involved in the 1999 settlement. This lawsuit was stayed as a later-filed class action, but McArthur was subsequently allowed to intervene in the Lauriello action. The parties have entered into an agreement to resolve the matter. In connection with this agreement, the Company contributed a total of $80 million to the settlement fund and agreed to forego its right to have its insurer continue to reimburse its related legal fees. The Company had established reserves related to this matter to fully cover such payments and the payment was made in the three months ended September 30, 2016. In August 2016, the court entered final judgment dismissing the matter and approving the settlement. The Company denies any wrongdoing, and agreed to a settlement to avoid the burden, uncertainty and distraction of litigation.

•
Beginning in August 2003, various lawsuits were filed by pharmacies alleging that various PBMs were violating certain antitrust laws. In October 2003, two independent pharmacies, North Jackson Pharmacy, Inc. and C&C, Inc. d/b/a Big C Discount Drugs, Inc., filed three separate putative class action complaints in the United States District Court for the Northern District of Alabama, all seeking treble damages and injunctive relief. One complaint named three Caremark entities as defendants, and the other two complaints named PBM competitors. The North Jackson Pharmacy case against two of the Caremark entities was transferred to the United States District Court for the Northern District of Illinois; the case against the third Caremark entity was sent to arbitration based on contract terms between the pharmacies and that entity. The arbitration was stayed at the parties’ request and later closed by the American

Arbitration Association. In August 2006, the Judicial Panel on Multidistrict Litigation issued an order transferring all related PBM antitrust cases, including the North Jackson Pharmacy cases, to the United States District Court for the Eastern District of Pennsylvania for coordinated and consolidated proceedings with the cases originally filed in that court. The consolidated action is now known as In re Pharmacy Benefit Managers Antitrust Litigation. A motion for class certification filed by the North Jackson Pharmacy plaintiffs against the Caremark defendants in August 2015 is currently pending.

•
In February 2006, two substantially similar putative class action lawsuits were filed in the U.S. District Court for the Eastern District of Kentucky, and were consolidated and entitled Indiana State Dist. Council of Laborers & HOD Carriers Pension & Welfare Fund v. Omnicare, Inc. The consolidated complaint was filed against Omnicare, three of its officers and two of its directors and purported to be brought on behalf of all open-market purchasers of Omnicare common stock from August 3, 2005 through July 27, 2006, as well as all purchasers who bought shares of Omnicare common stock in Omnicare’s public offering in December 2005. The complaint alleged violations of the Securities Exchange Act of 1934 and Section 11 of the Securities Act of 1933 and sought, among other things, compensatory damages and injunctive relief. After dismissals and appeals to the United States Court of Appeals for the Sixth Circuit, the United States Supreme Court remanded the case to the district court. In October 2016, Omnicare filed an answer to plaintiffs’ third amended complaint, and discovery commenced.

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

•
In December 2009, a shareholder derivative lawsuit was filed by Mark Wuotila in the United States District Court for the District of Rhode Island against the directors and certain officers of the Company. The lawsuit includes allegations of, among other things, securities fraud, insider trading and breach of fiduciary duties and further alleges that the Company was damaged by the purchase of stock at allegedly inflated prices under its share repurchase program. The Company entered into an agreement to settle the matter, pursuant to which the Company agreed to maintain or implement certain corporate governance measures and pay the plaintiff’s legal fees of $270,000. In August 2016, the court entered final judgment dismissing the matter and approving the settlement. The Company denies any wrongdoing, and agreed to settle these matters to avoid the burden, uncertainty and distraction of litigation. The settlement was funded by insurance proceeds.

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

•
In March 2010, the Company received a subpoena from the OIG requesting information about programs under which the Company has offered customers remuneration conditioned upon the transfer of prescriptions for drugs or medications to the Company’s pharmacies in the form of gift cards, cash, non-prescription merchandise or discounts or coupons for non-prescription merchandise. In October 2016, the U.S. District Court for the Central District of California unsealed a qui tam complaint, filed in April 2009 against CVS Pharmacy and other retail pharmacies, alleging that the Company violated the federal False Claims Act, and the false claims acts of several states, by offering such programs. The federal government has declined intervention in the case.

•
On October 29, 2010, a qui tam complaint entitled United States et al., ex rel. Banigan and Templin v. Organon USA, Inc., Omnicare, Inc. and PharMerica Corporation that had been filed under seal with the U.S. District Court for the District of Massachusetts, was ordered unsealed by the court. The complaint was brought by two former employees of Organon, as private party qui tam relators on behalf of the federal government and several state and local governments. The action alleges civil violations of the federal False Claims Act based on allegations that Organon and its affiliates paid Omnicare and several other long-term care pharmacies rebates, post-purchase discounts and other forms of remuneration in return for purchasing pharmaceuticals from Organon and taking steps to increase the purchase of Organon’s drugs in violation of the Anti-Kickback Statute. The U.S. Department of Justice declined to intervene in this action. Discovery is closed in this matter. In August 2016, the Court granted in part and denied in part Omnicare’s motion for summary judgment. The Company has tentatively agreed with the Department of Justice to resolve this matter for $23 million plus interest. These financial terms are contingent on approval by authorized officials at the Department of Justice, negotiation of terms of a settlement agreement, approval and releases from the OIG, the National Association of Medicaid Fraud Control Units, and the Department of Justice. While the Company believes that a final settlement will be reached, there can be no assurance that any final settlement agreement will be reached or as to the final terms of such settlement.

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

•
In 2013, Omnicare received subpoenas seeking information regarding Omnicare’s nationwide billing practices with regard to National Drug Code overrides and Omnicare’s May 2008 acquisition of Pure Service Pharmacy. In 2014, Omnicare received subpoenas seeking information regarding Omnicare’s Auto Label Verification system and Omnicare’s per diem arrangements. Omnicare has produced documents and provided information in response to these subpoenas and continues to cooperate in the investigations. In October 2016, the Department of Justice intervened for purposes of settling a qui tam complaint Ervin v. Omnicare which related to the subpoena seeking information with regard to National Drug Code overrides. In October 2016, the Company, the Department of Justice, OIG, and National Association of Medicaid Fraud Control Units finalized and signed settlement agreements for approximately $2.2 million plus interest. The Court unsealed and dismissed the False Claim Act claims of the complaint.

Omnicare reached an agreement regarding financial terms to resolve, for $1.5 million plus interest, the subpoena regarding the acquisition of Pure Service Pharmacy. These financial terms are contingent on approval by authorized officials at the Department of Justice, negotiation of terms of a settlement agreement, approval and releases from the OIG, the National Association of Medicaid Fraud Control Units, and the Department of Justice. While the Company believes that a final settlement will be reached, there can be no assurance that any final settlement agreement will be reached or as to the final terms of such settlement.
Omnicare reached an agreement regarding financial terms to resolve, for $8 million plus interest, the subpoena regarding Omnicare’s Auto Label Verification system. These financial terms are contingent on approval by authorized officials at the Department of Justice, negotiation of terms of a settlement agreement, approval and releases from the OIG, the National Association of Medicaid Fraud Control Units, and the Department of Justice. While the Company believes that a final settlement will be reached, there can be no assurance that any final settlement agreement will be reached or as to the final terms of such settlement.

•
On March 22, 2013, a qui tam complaint entitled United States et al., ex rel. Susan Ruscher v. Omnicare, Inc., et al., which had been filed under seal in the U.S. District Court for the Southern District of Texas, was unsealed by the court. The complaint was brought by Susan Ruscher as a private party qui tam relator on behalf of the federal government and several state governments alleging violations of the federal False Claims Act and analogous state laws based upon allegations that Omnicare’s practices relating to customer collections violated the Anti-Kickback Statute. In September 2015, the court granted summary judgment dismissing all claims against Omnicare and denied relator’s motion for summary judgment related to Omnicare’s counterclaims and thereafter, in October 2015, the court entered a final judgment for Omnicare and stayed trial on the counterclaims pending an appeal from the relator. In October 2015, plaintiffs filed a notice of appeal in the United States Court of Appeals for the Fifth Circuit. In October 2016, the appellate court affirmed the district court’s grant of summary judgment dismissing all claims against Omnicare.

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

•
The U.S. Department of Justice, through the U.S. Attorney’s Office for the Western District of Virginia, investigated whether Omnicare’s activities in connection with the agreements it had with the manufacturer of the pharmaceutical Depakote violated the False Claims Act or the Anti-Kickback Statute. Omnicare cooperated with this investigation and believes that it has complied with applicable laws and regulations with respect to this matter. In connection with this matter, on December 22, 2014, the U.S. Department of Justice filed a civil complaint-in-intervention in two qui tam complaints, entitled United States, et al., ex rel. Spetter v. Abbott Laboratories, Inc., Omnicare, Inc., and PharMerica Corp., and United States, et al., ex rel. McCoyd v. Abbott Laboratories, Omnicare, Inc., PharMerica Corp., and Miles White, alleging civil violations of the False Claims Act in connection with the manufacturer agreements described above. In July 2015, the parties filed a Joint Motion to Stay the Litigation stating that the parties have reached a proposed resolution of the monetary terms of a potential settlement agreement. In October 2016, the Company, the Department of Justice, OIG, and National Association of Medicaid Fraud Control Units finalized and signed a settlement agreement for approximately $28.1 million plus interest.

As part of Omnicare’s settlements with the Department of Justice, the Company entered into a corporate integrity agreement (“CIA”) with the OIG. The CIA has a term of five years commencing on October 11, 2016. The CIA imposes various compliance requirements relating to the provision of institutional pharmacy services. As part of entering into the CIA, OIG provided the Company with a release related to the previously described subpoena regarding Omnicare’s per diem arrangements. That release is more fully described in the CIA.

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

•
In July and September 2015, two related putative class actions, Corcoran, et al. v. CVS Health Corp., and Podgorny, et al. v. CVS Health Corp., were filed against the Company in the United States District Court in the Northern District of California and the Northern District of Illinois, respectively. The two cases have been consolidated in United States District Court in the Northern District of California. In March 2016, the Court granted in part and denied in part the Company’s first motion to dismiss. In July 2016, the Court granted in part and denied in part the Company's partial motion to dismiss the third amended complaint. Discovery is proceeding on the remaining allegations in the third amended complaint, which alleges that the plaintiffs overpaid for prescriptions for generic drugs filled at CVS pharmacies. The plaintiffs seek damages and injunctive relief under the consumer protection statutes and common laws of certain states and in October 2016 Plaintiffs moved for the certification of a class involving CVS customers from 11 states. In February 2016, two third-party payors filed a similar putative class action, Sheet Metal Workers Local No. 20 Welfare and Benefit Fund v. CVS Health Corp., against the Company in the United States District Court for the District of Rhode Island. The Company’s motion to dismiss remains pending. In August 2016, a similar complaint was filed by another third-party payor, Plumbers Welfare Fund, Local 130 v. CVS Health Corp., also in the United States District Court for the District of Rhode Island. The Company likewise intends to defend this action.

•
In September 2015, Omnicare was served with an administrative subpoena by the U.S. Drug Enforcement Agency (“DEA”). The subpoena seeks documents related to controlled substance policies, procedures, and practices at eight pharmacy locations from May 2012 to the present. The Company has been cooperating and providing documents in response to this administrative subpoena.

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

•
In November 2015, the United States District Court for the Eastern District of Pennsylvania unsealed a second amended qui tam complaint filed in September 2015, in an action captioned United States, et al., ex rel. Sally Schimelpfeinig and John Segura v. Dr. Reddy’s Laboratories Limited, et al. The U.S. Department of Justice declined to intervene in this action. The relators allege that the Company, Walgreens, Wal-Mart, and Dr. Reddy’s Laboratories violated the federal and various state False Claims Acts by dispensing prescriptions in unit dose packaging supplied by Dr. Reddy’s that was not compliant with the Consumer Product Safety Improvement Act and the Poison Preventive Packaging Act and thereby allegedly rendering the drugs misbranded under the Food, Drug & Cosmetic Act. The Company's motion to dismiss remains pending.

•
In February 2016, an ERISA class action lawsuit was filed against the Company, the Benefit Plans Committee of the Company, and Galliard Capital Management, Inc., in the United States District Court for the District of Rhode Island by Mary Barchock, Thomas Wasecko, and Stacy Weller, purportedly on behalf of the 401(k) Plan and the Employee Stock Ownership Plan of the Company (the “Plan”), and participants in the Plan. The complaint alleges that the defendants breached fiduciary duties owed to the plaintiffs and the Plan by investing too much of the Plan’s Stable Value Fund in short-term money market funds and cash management accounts. The Company has moved to dismiss the plaintiffs' amended complaint.

•
In April 2016, the Superior Court of the State of California (Sacramento) unsealed a first amended qui tam complaint filed in July 2013, in an action captioned State of California ex rel. Matthew Omlansky v. CVS Caremark Corporation, et al. The government has declined intervention in this case. The relator alleged that the Company submitted false claims for payment to California Medicaid in connection with reimbursement for drugs available through the Health Savings Pass program as well as certain other generic drugs. The Company's motion to dismiss the complaint was denied.

•
In June 2016, the Company entered into a settlement agreement with the U.S. Attorney’s Office for the District of Massachusetts, resolving alleged violations of the Controlled Substances Act (“CSA”). The Company paid a fine of $3.5 million in connection with the settlement in July 2016 which was previously fully reserved in the Company's financial statements. The Company is also undergoing several audits by the DEA Administrator and is in discussions with the DEA and the U.S. Attorney’s Office in several locations concerning allegations that the Company has violated certain requirements of the CSA.

•
In July 2016, the Company was served with a complaint filed on behalf of the State of Mississippi, in the Chancery Court of DeSoto County, Third Judicial District, alleging that CVS retail pharmacies in Mississippi submitted false claims for reimbursement to Mississippi Medicaid by not submitting as the pharmacy’s usual and customary price the price available to members of the CVS Health Savings Pass program. The Company has responded to the complaint, filed a counterclaim, and moved to transfer the case to circuit court.

The Company is also a party to other legal proceedings, government investigations, inquiries and audits, and has received and is cooperating with subpoenas or similar process from various governmental agencies requesting information, all arising in the normal course of its business, none of which is expected to be material to the Company. The Company can give no assurance, however, that its business, financial condition and results of operations will not be materially adversely affected, or that the Company will not be required to materially change its business practices, based on: (i) future enactment of new health care or other laws or regulations; (ii) the interpretation or application of existing laws or regulations as they may relate to the Company’s business, the pharmacy services, specialty pharmacy, retail pharmacy, long-term care pharmacy or retail clinic industries or to the health care industry generally; (iii) pending or future federal or state governmental investigations of the Company’s business or the pharmacy services, specialty pharmacy, retail pharmacy, long-term care pharmacy or retail clinic industry or of the health care industry generally; (iv) pending or future government enforcement actions against the Company; (v) adverse developments in any pending qui tam lawsuit against the Company, whether sealed or unsealed, or in any future qui tam lawsuit that may be filed against the Company; or (vi) adverse developments in pending or future legal proceedings against the Company or affecting the pharmacy services, specialty pharmacy, retail pharmacy, long-term care pharmacy or retail clinic industry or the health care industry generally.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
CVS Health Corporation:

We have reviewed the condensed consolidated balance sheet of CVS Health Corporation (the Company) as of September 30, 2016, the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2016 and 2015, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2016 and 2015. These financial statements are the responsibility of the Company’s management.

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

November 8, 2016
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

Through our more than 9,600 retail pharmacies, more than 1,100 walk-in medical clinics, a leading pharmacy benefits manager with more than 80 million plan members, a dedicated senior pharmacy care business serving more than one million patients per year, and expanding specialty pharmacy services, we enable people, businesses and communities to manage health in more affordable, effective ways. We are delivering break-through products and services, from advising patients on their medications at our CVS Pharmacy® locations, to introducing unique programs to help control costs for our clients at CVS Caremark®, to innovating how care is delivered to our patients with complex conditions through CVS SpecialtyTM, to improving pharmacy care for the senior community through Omnicare®, or by expanding access to high-quality, low-cost care at CVS MinuteClinicTM.

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

Our specialty pharmacies support individuals who require complex and expensive drug therapies. Our specialty pharmacy business includes mail order and retail specialty pharmacies that operate under the CVS Caremark®, CarePlus CVS Pharmacy®, Navarro® Health Services and Advanced Care ScriptsTM names. The Pharmacy Services Segment also provides health management programs, which include integrated disease management for 17 conditions, through our Accordant® rare disease management offering. In addition, through our SilverScript Insurance Company subsidiary, we are a national provider of drug benefits to eligible beneficiaries under the federal government’s Medicare Part D program. The Pharmacy Services Segment operates under the CVS Caremark® Pharmacy Services, Caremark®, CVS Caremark®, CarePlus CVS Pharmacy®, Accordant®, SilverScript®, Coram®, CVS SpecialtyTM, NovoLogix®, Navarro® Health Services and Advanced Care ScriptsTM names. As of September 30, 2016, the Pharmacy Services Segment operated 23 retail specialty pharmacy stores, 13 specialty mail order pharmacies, four mail order dispensing pharmacies, and 85 branches for infusion and enteral services, including approximately 74 ambulatory infusion suites and five centers of excellence, located in 41 states, Puerto Rico and the District of Columbia.

Retail/LTC Segment

Our Retail/LTC Segment sells prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, personal care products, convenience foods, photo finishing, seasonal merchandise and greeting cards through our CVS Pharmacy ®, CVS ®, Longs Drugs ®, Navarro Discount Pharmacy ® and Drogaria Onofre TM retail stores and online through CVS.com®, Navarro.comTM and Onofre.com.brTM. The Retail/LTC Segment also includes providing the distribution of pharmaceuticals, related pharmacy consulting and other ancillary services to chronic care facilities and other care settings, as well as commercialization services which are provided under the name RxCrossroads ®. Our Retail/LTC Segment derives the majority of its revenues through the sale of prescription drugs, which are dispensed by our more than 30,000 pharmacists. Our Retail/LTC Segment also provides health care services through our CVS MinuteClinic offering. MinuteClinics are staffed by nurse practitioners and physician assistants who utilize nationally recognized protocols to diagnose and treat minor health conditions, perform health screenings, monitor chronic conditions and deliver vaccinations. As of September 30, 2016, our Retail/LTC Segment included 9,694 retail stores (of which 9,638 were either the Company's retail stores that operated a pharmacy, or pharmacies located within Target stores) located in 49 states, the District of Columbia, Puerto Rico and Brazil operating primarily under the CVS Pharmacy®, CVS®, Longs Drugs®, Navarro Discount Pharmacy® and Drogaria OnofreTM names, 34 onsite pharmacies primarily operating under the CarePlus CVS Pharmacy®, CarePlus® and CVS Pharmacy® names, and 1,136 retail health care clinics operating under the MinuteClinic® name (of which 1,129 were located in CVS Pharmacy and Target stores), and our online retail websites, CVS.com®, Navarro.comTM and Onofre.com.brTM. LTC operations are comprised of 151 spoke pharmacies that primarily handle new prescription orders, of which 32 are also hub pharmacies that use proprietary automation to support spoke pharmacies with refill prescriptions. LTC operates primarily under the Omnicare® and NeighborCare® names.

Corporate Segment

The Corporate Segment provides management and administrative services to support the Company. The Corporate Segment consists of certain aspects of our executive management, corporate relations, legal, compliance, human resources, information technology and finance departments.

Results of Operations

The following discussion explains the material changes in our results of operations for the three and nine months ended September 30, 2016 and 2015, and the significant developments affecting our financial condition since December 31, 2015. We strongly recommend that you read our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Exhibit 13 to our 2015 Form 10-K along with this report.

Summary of the Condensed Consolidated Financial Results:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2016	2015	2016	2015

Net revenues	$44,615	$38,644	$131,555	$112,144
Cost of revenues	37,123	31,983	110,304	92,917
Gross profit	7,492	6,661	21,251	19,227
Operating expenses	4,675	4,330	13,908	12,502
Operating profit	2,817	2,331	7,343	6,725
Interest expense, net	253	261	816	562
Loss on early extinguishment of debt	101	—	643	—
Income before income tax provision	2,463	2,070	5,884	6,163
Income tax provision	921	833	2,271	2,433
Income from continuing operations	1,542	1,237	3,613	3,730
Income (loss) from discontinued operations, net of tax	(1)	10	(1)	10
Net income	1,541	1,247	3,612	3,740
Net income attributable to noncontrolling interest	(1)	(1)	(2)	(1)
Net income attributable to CVS Health	$1,540	$1,246	$3,610	$3,739

Net Revenues

Net revenues increased approximately $6.0 billion, or 15.5%, and $19.4 billion, or 17.3%, in the three and nine months ended September 30, 2016, as compared to the prior year. Part of the increase was driven by the acquisition of Omnicare in August 2015, which positively affected both segments, and the pharmacies and clinics of Target in December 2015, which positively affected the Retail/LTC Segment. The increase in the Pharmacy Services Segment was also driven by pharmacy network claim volume growth primarily attributable to net new business and growth in specialty pharmacy. The increase in the Retail/LTC Segment was also driven by increased pharmacy same store sales. Net revenues in both segments were negatively impacted by an increase in generic dispensing rates, as well as continued price compression in the Pharmacy Services Segment and reimbursement pressure in the Retail/LTC Segment. Generic prescription drugs typically have a lower selling price than brand name prescription drugs.

Please see the section entitled “Segment Analysis” below for additional information regarding net revenues.

Gross Profit

Gross profit dollars increased $831 million, or 12.5%, and $2.0 billion, or 10.5% in the three and nine months ended September 30, 2016 as compared to the prior year. Gross profit as a percentage of net revenues decreased approximately 45 basis points in the three months ended September 30, 2016 to 16.8%, as compared to the prior year. Gross profit as a percentage of net revenues decreased approximately 100 basis points in the nine months ended September 30, 2016 to 16.2%, as compared to the prior year. The decrease in gross profit as a percentage of net revenues was driven by a change in the mix of business within both segments, as well as continued price compression in the Pharmacy Services Segment and reimbursement pressure in the Retail/LTC Segment. Gross profit dollars for the three and nine months ended September 30, 2016, were positively affected by an increase in generic dispensing rates, an increase in pharmacy network claims and specialty growth in the Pharmacy Services Segment compared to the prior year, as well as volume from the acquisitions of Omnicare and the pharmacies and clinics of Target.

Please see the section entitled “Segment Analysis” below for additional information regarding gross profit.

Operating Expenses

Operating expenses increased $345 million, or 8.0%, and $1.4 billion, or 11.3%, in the three and nine months ended September 30, 2016, respectively, as compared to the prior year. Operating expenses as a percentage of net revenues decreased approximately 75 basis points to 10.5% and 60 basis points to 10.6% in the three and nine months ended September 30, 2016, respectively, as compared to 11.2% and 11.1% in the three and nine months ended September 30, 2015, respectively. The increase in operating expense dollars in the three and nine months ended September 30, 2016, was primarily due to the addition of Omnicare, as well as incremental store operating costs associated with operating more stores, including the pharmacies and clinics of Target, in our Retail/LTC Segment. The improvement in operating expenses as a percentage of net revenues for the three and nine months ended September 30, 2016 was primarily due to expense leverage from net revenue growth.

Please see the section entitled “Segment Analysis” below for additional information regarding operating expenses.

Interest Expense, net

Interest expense, net, decreased $8 million and increased $254 million in the three and nine months ended September 30, 2016, respectively, as compared to the prior year. The decrease in the three months ended was primarily due to the amortization of bridge facility fees in the three months ended September 30, 2015. The increase in the nine months ended September 30, 2016, was primarily due to the $15 billion debt issuance in July 2015, the proceeds of which were used to fund the acquisitions of Omnicare and the pharmacies and clinics of Target, and the debt assumed through the Omnicare acquisition.

For additional information on our financing activities, please see the “Liquidity and Capital Resources” section below.

Loss on Early Extinguishment of Debt

During the three months ended September 30, 2016, the Company exercised its option to redeem outstanding senior notes of approximately $1.1 billion aggregate principal amount (see Note 6 to the condensed consolidated financial statements). The Company paid a premium of $97 million in excess of the debt principal in connection with the purchase of the senior notes and wrote off $4 million of unamortized deferred financing costs, for a total loss on the early extinguishment of debt of $101 million.

During the nine months ended September 30, 2016, the Company purchased approximately $4.2 billion aggregate principal amount of certain of its senior notes pursuant to its tender offer for such senior notes and option to redeem the outstanding senior notes (see Note 6 to the condensed consolidated financial statements). The Company paid a premium of $583 million in excess of the debt principal, wrote off $54 million of unamortized deferred financing costs and incurred $6 million in fees, for a total loss on the early extinguishment of debt of $643 million.

Income Tax Provision

Our effective income tax rate was 37.4% and 38.6% for the three and nine months ended September 30, 2016, compared to 40.2% and 39.5% for the three and nine months ended September 30, 2015. The difference in the effective income tax rate for the three and nine months ended September 30, 2016 was primarily due to the resolution for $49 million of income tax matters in open tax years through 2012, as well as other permanent items.

Income (Loss) from Discontinued Operations

The income from discontinued operations for the three and nine months ended September 30, 2015 of $10 million was primarily due to a change in the estimated lease obligation associated with guarantees of store lease obligations of Linens ‘n Things, a former subsidiary of the Company that became insolvent subsequent to its disposition. The $1 million loss from discontinued operations for the three and nine months ended September 30, 2016 primarily relates to the accretion of interest on the Linens ‘n Things store lease obligations.

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

In millions	Pharmacy Services Segment(1)	Retail/LTC Segment	Corporate Segment	Intersegment Eliminations(2)	Consolidated Totals
Three Months Ended
September 30, 2016:
Net revenues	$30,429	$20,143	$—	$(5,957)	$44,615
Gross profit(3)	1,797	5,893	—	(198)	7,492
Operating profit (loss)(4)(5)	1,458	1,773	(229)	(185)	2,817
September 30, 2015:
Net revenues	25,528	17,912	—	(4,796)	38,644
Gross profit	1,468	5,373	—	(180)	6,661
Operating profit (loss)(4)(5)	1,162	1,643	(309)	(165)	2,331
Nine Months Ended
September 30, 2016:
Net revenues	88,704	60,253	—	(17,402)	131,555
Gross profit(3)	4,266	17,560	—	(575)	21,251
Operating profit (loss)(4)(5)	3,278	5,255	(661)	(529)	7,343
September 30, 2015:
Net revenues	73,849	52,105	—	(13,810)	112,144
Gross profit	3,735	15,990	—	(498)	19,227
Operating profit (loss)(4)(5)	2,837	5,050	(712)	(450)	6,725

(1)
Net revenues of the Pharmacy Services Segment include approximately $2.5 billion and $2.1 billion of retail co-payments for the three months ended September 30, 2016 and 2015, respectively, as well as $8.1 billion and $6.8 billion of retail co-payments for the nine months ended September 30, 2016 and 2015, respectively.

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

(3)
The Retail/LTC Segment gross profit for the three and nine months ended September 30, 2016 includes $5 million and $15 million, respectively, of acquisition-related integration costs. The integration costs are related to the acquisitions of Omnicare and the pharmacies and clinics of Target.

(4)
The Retail/LTC Segment operating profit for the three and nine months ended September 30, 2016 includes $52 million and $194 million, respectively, of acquisition-related integration costs. The Retail/LTC Segment operating profit for the three and nine months ended September 30, 2015 includes $12 million of acquisition-related integration costs. The integration costs are related to the acquisitions of Omnicare and the pharmacies and clinics of Target.

(5)
The Corporate Segment operating loss for the three and nine months ended September 30, 2016 includes $13 million of integration costs. The Corporate Segment operating loss for the three and nine months ended September 30, 2015 includes $115 million and $135 million, respectively, of acquisition-related transaction and integration costs.

Pharmacy Services Segment

The following table summarizes our Pharmacy Services Segment’s performance for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2016	2015	2016	2015

Net revenues	$30,429	$25,528	$88,704	$73,849
Gross profit	1,797	1,468	4,266	3,735
Gross profit % of net revenues	5.9%	5.8%	4.8%	5.1%
Operating expenses	339	306	988	898
Operating expense % of net revenues	1.1%	1.2%	1.1%	1.2%
Operating profit	1,458	1,162	3,278	2,837
Operating profit % of net revenues	4.8%	4.6%	3.7%	3.8%
Net revenues:
Mail choice(1)	$10,872	$9,735	$31,668	$27,592
Pharmacy network(2)	19,469	15,716	56,783	46,043
Other	88	77	253	214
Pharmacy claims processed:
Total	305.0	251.0	912.5	752.3
Mail choice(1)	22.4	21.9	66.3	63.5
Pharmacy network(2)	282.6	229.1	846.2	688.8
Generic dispensing rate:
Total	85.4%	83.8%	85.4%	83.7%
Mail choice(1)	78.5%	76.5%	78.0%	76.3%
Pharmacy network(2)	86.0%	84.5%	85.9%	84.4%
Mail choice penetration rate	18.1%	21.1%	18.0%	20.5%

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

Net Revenues

Net revenues in our Pharmacy Services Segment increased $4.9 billion, or 19.2%, to $30.4 billion in the three months ended September 30, 2016, as compared to the prior year. Net revenues increased approximately $14.9 billion, or 20.1%, to $88.7 billion in the nine months ended September 30, 2016, as compared to the prior year. The increase is primarily due to increased pharmacy network claims, growth in specialty pharmacy, including the addition of Advanced Care Scripts ("ACS") through the acquisition of Omnicare, and inflation, partially offset by increased generic dispensing and price compression. As you review our Pharmacy Services Segment’s performance in this area, we believe you should consider the following important information about the business for the three and nine months ended September 30, 2016:

•
In the three months ended September 30, 2016, our mail choice claims processed increased 2.5% to 22.4 million claims compared to 21.9 million claims in the prior year. In the nine months ended September 30, 2016, our mail choice claims processed increased 4.3% to 66.3 million claims compared to 63.5 million claims in the prior year. The increase in mail choice claims was primarily driven by the continuing adoption of our Maintenance Choice offerings.

•
Our average revenue per mail choice claim increased by 8.9% and 10.0% in the three and nine months ended September 30, 2016, respectively, compared to the prior year. This increase was primarily due to growth in specialty pharmacy.

•
In the three months ended September 30, 2016, our pharmacy network claims processed increased 23.3% to 282.6 million claims compared to 229.1 million claims in the prior year. In the nine months ended September 30, 2016, our pharmacy network claims processed increased 22.9% to 846.2 million claims compared to 688.8 million claims in the prior year. The increase in the pharmacy network claim volume was primarily due to net new business.

•	Our average revenue per pharmacy network claim processed in both the three and nine months ended September 30, 2016 remained relatively flat compared to the prior year.

•
For the three months ended September 30, 2016, our mail choice generic dispensing rate increased to 78.5%, compared to 76.5% in the prior year. Our pharmacy network generic dispensing rate increased to 86.0%, compared to 84.5% in the prior year. For the nine months ended September 30, 2016, our mail choice generic dispensing rate increased to 78.0% in the nine months ended September 30, 2016, compared to 76.3% in the prior year. Our pharmacy network generic dispensing rate increased to 85.9%, compared to 84.4% in the prior year. These continued increases in mail choice and pharmacy network generic dispensing rates were primarily due to the impact of new generic drug introductions, and our continuous efforts to encourage plan members to use generic drugs when they are available and clinically appropriate. We believe our generic dispensing rates will continue to increase in future periods, albeit at a slower pace. This increase will be affected by, among other things, the number of new brand and generic drug introductions and our success at encouraging plan members to utilize generic drugs when they are available and clinically appropriate.

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

Gross profit increased $329 million, or 22.4%, to approximately $1.8 billion in the three months ended September 30, 2016, as compared to the prior year. Gross profit increased $531 million, or 14.2%, to approximately $4.3 billion in the nine months ended September 30, 2016, as compared to the prior year. The increase in gross profit dollars was primarily due to growth in specialty pharmacy, growth in Medicare Part D lives, higher generic dispensing and favorable purchasing economics, partially offset by price compression. Gross profit as a percentage of net revenues increased slightly to 5.9% in the three months ended September 30, 2016, compared to 5.8% in the prior year. The slight increase in gross profit as a percentage of net revenues for the three months ended September 30, 2016 was primarily due to favorable generic dispensing. Gross profit as a percentage of net revenues decreased to 4.8% in the nine months ended September 30, 2016, compared to 5.1% in the prior year. The decrease in gross profit as a percentage of net revenues was primarily due to changes in the mix of our business and continued price compression, partially offset by favorable generic dispensing and purchasing economics.

As you review our Pharmacy Services Segment’s performance in this area, we believe you should consider the following important information about the business for the three and nine months ended September 30, 2016:

•
Our efforts to (i) retain existing clients, (ii) obtain new business and (iii) maintain or improve the rebates and/or discounts we received from manufacturers, wholesalers and retail pharmacies continue to have an impact on our gross profit dollars and gross profit as a percentage of net revenues. In particular, competitive pressures in the PBM industry have caused us and other PBMs to continue to share a larger portion of rebates and/or discounts received from pharmaceutical manufacturers with clients. In addition, market dynamics and regulatory changes have limited our ability to offer plan sponsors pricing that includes retail network “differential” or “spread,” and we expect these trends to continue. The “differential” or “spread” is any difference between the drug price charged to plan sponsors, including Medicare Part D plan sponsors, by a PBM and the price paid for the drug by the PBM to the dispensing provider. The increased use by patients of generic drugs has generally improved our gross profit margins but has also resulted in third party payors augmenting their efforts to reduce reimbursement payments for prescriptions. This trend, which we expect to continue, reduces the benefit we realize from brand to generic product conversions.

•
Our gross profit as a percentage of revenues benefited from the increase in our total generic dispensing rate, which increased to 85.4% in both the three and nine months ended September 30, 2016 compared to our generic dispensing rate of 83.8% and 83.7% in the three and nine months ended September 30, 2015, respectively. This increase was primarily due to new generic drug introductions and our continual efforts to encourage plan members to use clinically appropriate generic drugs when they are available. We expect the trend in generic introductions to continue, albeit at a slower pace.

Operating Expenses

Operating expenses in our Pharmacy Services Segment include selling, general and administrative expenses; depreciation and amortization related to selling, general and administrative activities; and expenses related to specialty retail pharmacies, which include store and administrative payroll, employee benefits and occupancy costs.

Operating expenses increased $33 million to $339 million, or 1.1% as a percentage of net revenues, in the three months ended September 30, 2016, compared to $306 million, or 1.2% as a percentage of net revenues, in the prior year. Operating expenses increased $90 million to $988 million, or 1.1% as a percentage of revenues, in the nine months ended September 30, 2016, compared to $898 million, or 1.2% as a percentage of net revenues, in the prior year. The improvement in operating expenses as a percentage of net revenues for the three and nine months ended September 30, 2016 was primarily driven by expense leverage from our revenue growth. The increase in operating expense dollars for the three and nine months ended September 30, 2016 was primarily due to the addition of ACS and increased costs associated with the growth of our business.

Retail/LTC Segment

The following table summarizes our Retail/LTC Segment’s performance for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2016	2015	2016	2015

Net revenues	$20,143	$17,912	$60,253	$52,105
Gross profit(1)	5,893	5,373	17,560	15,990
Gross profit % of net revenues	29.3%	30.0%	29.1%	30.7%
Operating expenses(2)	4,120	3,730	12,305	10,940
Operating expense % of net revenues	20.5%	20.8%	20.4%	21.0%
Operating profit	1,773	1,643	5,255	5,050
Operating profit % of net revenues	8.8%	9.2%	8.7%	9.7%
Prescriptions filled (90 Day = 3 Rx)(3)	302.9	258.7	908.9	744.1
Net revenue increase (decrease):
Total	12.5%	6.9%	15.6%	4.0%
Pharmacy	15.3%	10.4%	19.9%	7.0%
Front store	0.8%	(2.4)%	0.9%	(3.7)%
Total prescription volume (90 Day = 3 Rx)(3)	17.1%	10.7%	22.1%	7.7%
Same store increase (decrease)(4):
Total sales	2.3%	1.7%	2.8%	1.1%
Pharmacy sales	3.4%	4.6%	4.3%	4.3%
Front store sales	(1.0)%	(5.8)%	(1.0)%	(6.6)%
Prescription volume (90 Day = 3 Rx)(3)	3.0%	4.4%	4.1%	4.8%
Generic dispensing rate	85.8%	84.8%	85.8%	84.7%
Pharmacy % of total revenues	76.0%	74.1%	75.2%	72.5%

(1)
Gross profit for the three and nine months ended September 30, 2016 includes $5 million and $15 million, respectively, of acquisition-related integration costs related to the acquisitions of Omnicare and the pharmacies and clinics of Target.

(2)
Operating expenses for the three and nine months ended September 30, 2016 includes $47 million and $179 million, respectively, of acquisition-related integration costs related to the acquisitions of Omnicare and the pharmacies and clinics of Target. Operating expenses for the three and nine months ended September 30, 2015 includes $12 million of acquisition-related integration costs related to the acquisitions of Omnicare and the pharmacies and clinics of Target.

(3)
Includes the adjustment to convert 90-day, non-specialty prescriptions to the equivalent of three 30-day prescriptions. This adjustment reflects the fact that these prescriptions include approximately three times the amount of product days supplied compared to a normal prescription.

(4)	Same store sales and prescriptions exclude revenues from MinuteClinic, and revenue and prescriptions from stores in Brazil, LTC operations and from commercialization services.

As of September 30, 2016, we operated 9,694 retail stores, compared to 7,911 retail drugstores as of September 30, 2015. The increase in the number of retail stores is due to the acquisition of the pharmacies of Target, as well as growth of our stand-alone retail stores.

Net Revenues

Net revenues in our Retail/LTC Segment increased $2.2 billion, or 12.5%, to approximately $20.1 billion in the three months ended September 30, 2016, as compared to the prior year. Net revenues increased $8.2 billion, or 15.6%, to approximately $60.3 billion in the nine months ended September 30, 2016, as compared to the year. As you review our Retail/LTC Segment’s performance in this area, we believe you should consider the following important information about the business for the three and nine months ended September 30, 2016:

•
Net revenues were positively affected by the addition of LTC which was acquired in August 2015. Net revenues from new stores, including the locations within Target stores, acquired in December 2015, accounted for approximately 680 and 690 basis points of the increase in our total net revenues for the three and nine months ended September 30, 2016, respectively.

•
Pharmacy same store prescription volumes and revenues were negatively affected in the three and nine months ended September 30, 2016 by slowing prescription growth in the overall market, partially driven by a soft seasonal business during the three months ended September 30, 2016.

.

•
Front store same store sales decreased by 1.0% for both the three and nine months ended September 30, 2016, compared to the prior year as the result of continued softer customer traffic, partially offset by an increase in basket size. For the nine months ended September 30, 2016, front store same store sales increased by approximately 40 basis points due to an additional day in 2016 related to leap year.

•
Pharmacy same store sales increased 3.4% and 4.3% for the three and nine months ended September 30, 2016, respectively, as compared to the prior year. The increase in pharmacy same store sales was primarily due to the increase in same store script growth of 3.0% and 4.1% for the three and nine months ended September 30, 2016, respectively, as well as approximately 40 basis points due to an additional day in 2016 related to leap year for the nine months ended September 30, 2016. We expect script growth to be negatively impacted for the next several quarters by recently announced restricted network relationships that exclude CVS Pharmacy.

•
Pharmacy revenues continue to be negatively impacted by the conversion of brand name drugs to equivalent generic drugs, which typically have a lower selling price. Pharmacy same store sales declined by approximately 340 and 350 basis points for the three and nine months ended September 30, 2016, respectively, due to recent generic introductions. The generic dispensing rate grew to 85.8% for both the three and nine months ended September 30, 2016, compared to 84.8% and 84.7%, respectively, in the prior year. In addition, our pharmacy revenue growth has also been affected by the mix of drugs sold, continued reimbursement pressure and the lack of significant new brand name drug introductions.

•
Pharmacy revenue continued to benefit from the increased utilization by Medicare Part D beneficiaries, our ability to attract and retain managed care customers and favorable industry trends. These trends include an aging American population as “baby boomers” are now in their fifties and sixties and are consuming a greater number of prescription drugs, as well as expanded coverage from the Patient Protection and Affordable Care Act (“ACA”). In addition, the increased use of pharmaceuticals as the first line of defense for individual health care contributed to the growing demand for pharmacy services.

Gross Profit

Gross profit in our Retail/LTC Segment includes net revenues less the cost of merchandise sold in the period and the related purchasing costs, warehousing costs, delivery costs and actual and estimated inventory losses.

Gross profit increased $521 million, or 9.7%, to $5.9 billion in the three months ended September 30, 2016, as compared to the prior year. Gross profit increased $1.6 billion or 9.8%, to $17.6 billion in the nine months ended September 30, 2016, as compared to the prior year. Gross profit as a percentage of net revenues decreased to 29.3% and 29.1% in the three and nine months ended September 30, 2016, respectively, compared to 30.0% and 30.7% in the three and nine months ended September 30, 2015, respectively.

The increase in gross profit dollars was primarily driven by the addition of the pharmacies and clinics of Target and LTC, as well as same store sales, partially offset by continued reimbursement pressure. The decrease in gross profit as a percentage of net revenues was primarily driven by a decline in pharmacy margins due to continued reimbursement pressure and the mix effect of the acquisitions of the pharmacies and clinics of Target and Omnicare, partially offset by increased front store margins. Front store margins increased due to changes in the mix of products sold and efforts to rationalize promotional strategies.

As you review our Retail/LTC Segment’s performance in this area, we believe you should consider the following important information about the business for the three and nine months ended September 30, 2016:

•
Front store revenues as a percentage of net revenues for the three and nine months ended September 30, 2016 was 22.7% and 23.5%, respectively, compared to 25.3% and 26.9% in the prior year, respectively. On average, our gross profit on front store revenues is higher than our gross profit on pharmacy revenues. Pharmacy revenues as a percentage of total revenues increased approximately 190 and 270 basis points in the three and nine months ended September 30, 2016, compared to the prior year. This was due to pharmacy revenues growing faster than front store revenues because of the addition of the pharmacies of Target and LTC as well as a shift in the base business. The mix effect from a higher proportion of pharmacy sales had a negative effect on our overall gross profit as a percentage of net revenues for the three and nine months ended September 30, 2016, compared to the prior year. This negative effect was partially offset by an increase in generic drugs dispensed, an improved front store gross margin rate, which includes efforts to rationalize promotional strategies.

•
During the three and nine months ended September 30, 2016, our front store gross profit as a percentage of net revenues increased compared to the same period in the prior year. The increase is primarily related to a change in the mix of products sold, including store brand products, as well as efforts to rationalize promotional strategies.

•
Our pharmacy gross profit rates have been adversely affected by the efforts of managed care organizations, PBMs and governmental and other third-party payors to reduce their prescription drug costs, including the use of restrictive networks, as well as changes in the mix of our business within the pharmacy portion of the Retail/LTC Segment. In the event the reimbursement pressure accelerates, we may not be able to sustain our current rate of revenue growth and gross profit dollars could be adversely impacted. The increased use of generic drugs has positively impacted our gross profit but has resulted in third-party payors augmenting their efforts to reduce reimbursement payments to retail pharmacies for prescriptions. This trend, which we expect to continue, reduces the benefit we realize from brand to generic product conversions.

Operating Expenses

Operating expenses in our Retail/LTC Segment include payroll and employee benefits, occupancy costs, selling expenses, advertising expenses, depreciation and amortization expense and certain administrative expenses.

Operating expenses increased $391 million to $4.1 billion, or 20.5% as a percentage of net revenues, in the three months ended September 30, 2016, as compared to $3.7 billion, or 20.8% as a percentage of net revenues, in the prior year. Operating expenses increased $1.4 billion to $12.3 billion, or 20.4% as a percentage of net revenues, in the nine months ended September 30, 2016, as compared to $10.9 billion, or 21.0% as a percentage of net revenues, in the prior year. The increase in operating expense dollars for the three and nine months ended September 30, 2016, was primarily due to the addition of the pharmacies and clinics within Target stores and LTC, including acquisition-related integration costs of $47 million and $179 million, respectively, and incremental store operating costs associated with operating more stores. Operating expenses as a percentage of net revenues for the three and nine months ended September 30, 2016 improved primarily due to expense leverage from net revenue growth.

Operating expenses for the nine months ended September 30, 2016, includes a gain from a legal settlement with certain credit card companies of $32 million. In April 2016, the Retail/LTC Segment made a charitable contribution of $32 million to the CVS Foundation to fund future giving. The CVS Foundation is a non-profit entity that focuses on health, education and community involvement programs. The charitable contribution was recorded as an operating expense in the nine months ended September 30, 2016.

Corporate Segment

Operating Expenses

Operating expenses in our Corporate Segment include expenses from the Company’s executive management, corporate relations, legal, compliance, human resources, information technology and finance departments. Operating expenses decreased $80 million, or 26.0%, to $229 million and decreased $51 million, or 7.3%, to $661 million in the three months and nine months ended September 30, 2016, respectively, as compared to the prior year. The decrease in operating expenses for the three months and nine months ended September 30, 2016 was primarily due to acquisition-related transaction and integration costs associated with the acquisition of Omnicare that occurred in August 2015, and the acquisition of the pharmacies and clinics of Target that occurred in December 2015.

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

The change in cash and cash equivalents is as follows:

	Nine Months Ended September 30,
In millions	2016	2015
Net cash provided by operating activities	$7,948	$4,841
Net cash used in investing activities	(1,652)	(11,000)
Net cash provided by (used in) financing activities	(6,568)	6,576
Effect of exchange rate changes on cash and cash equivalents	2	(8)
Net increase (decrease) in cash and cash equivalents	$(270)	$409

Net cash provided by operating activities was approximately $7.9 billion in the nine months ended September 30, 2016, compared to $4.8 billion in the nine months ended September 30, 2015. The $3.1 billion increase in cash provided by operating activities is primarily due to the timing of payments for our Medicare Part D operations.

Net cash used in investing activities was approximately $1.7 billion in the nine months ended September 30, 2016, compared to $11.0 billion in the nine months ended September 30, 2015. The decrease in cash used in investing activities is primarily due to the $9.6 billion in cash consideration paid for the acquisition of Omnicare in August 2015.

Net cash used in financing activities was $6.6 billion in the nine months ended September 30, 2016, compared to net cash provided by financing activities of $6.6 billion in the nine months ended September 30, 2015. The cash used in financing activities increased $13.1 billion primarily due to lower long-term borrowings and higher net repayments of short and long-term debt in 2016.

As of September 30, 2016, the Company had the following outstanding share repurchase program that was authorized by the Company’s Board of Directors:

In billions
Authorization Date	Authorized	Remaining
December 15, 2014 (“2014 Repurchase Program”)	$10.0	$3.7

On November 2, 2016, the Company's Board of Directors authorized a new share repurchase program for up to $15 billion of outstanding common stock (the “2016 Repurchase Program”). The 2014 and 2016 Repurchase Programs, which were effective immediately, permit the Company to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase transactions, and/or other derivative transactions. The repurchase programs may be modified or terminated by the Board of Directors at any time.

During the nine months ended September 30, 2016, the Company repurchased an aggregate of approximately 41.4 million shares of common stock for approximately $4 billion pursuant to the 2014 Repurchase Program which includes the accelerated share repurchase agreement (“ASR”) described below.

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

At the time they were received, the initial and final receipt of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted net earnings per share.

We had $340 million of commercial paper outstanding at a weighted average interest rate of 0.62% as of September 30, 2016. In connection with our commercial paper program, we maintain a $1.0 billion, five-year unsecured back-up credit facility that expires on May 23, 2018, a $1.25 billion, five-year unsecured back-up credit facility that expires on July 24, 2019, and a $1.25 billion, five-year unsecured back-up credit facility that expires on July 1, 2020. The credit facilities allow for borrowings at various rates that are dependent, in part, on the Company’s public debt ratings and require the Company to pay a weighted average quarterly facility fee of approximately 0.03%, regardless of usage. As of September 30, 2016, there were no borrowings outstanding under the back-up credit facilities.

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

On May 16, 2016, the Company announced tender offers for (1) any and all of its 5.75% Senior Notes due 2017, its 6.60% Senior Notes due 2019 and its 4.75% Senior Notes due 2020 (collectively, the “Any and All Notes”) and (2) up to $1.5 billion aggregate principal amount of its 6.25% Senior Notes due 2027, its 6.125% Senior Notes due 2039, its 5.75% Senior Notes due 2041, the 5.00% Senior Notes due 2024 issued by its wholly-owned subsidiary, Omnicare, Inc. (“Omnicare”), the 4.75% Senior Notes due 2022 issued by Omnicare, its 4.875% Senior Notes due 2035 and its 3.875% Senior Notes due 2025 (collectively, the “Maximum Tender Offer Notes” and together with the Any and All Notes, the “Notes”). On May 31, 2016, the Company increased the aggregate principal amount of the tender offers for the Maximum Tender Offer Notes to $2.25 billion. The Company purchased approximately $835 million aggregate principal amount of the Any and All Notes and $2.25 billion aggregate principal amount of the Maximum Tender Offer Notes pursuant to the tender offers, which expired on June 13, 2016. The Company paid a premium of $486 million in excess of the debt principal in connection with the purchase of the Notes, wrote off $50 million of unamortized deferred financing costs and incurred $6 million in fees, for a total loss on the early extinguishment of debt of $542 million which was recorded in income from continuing operations in the condensed consolidated statement of income for the nine months ended September 30, 2016.

On June 27, 2016, the Company notified the holders of the remaining Any and All Notes that the Company was exercising its option to redeem the outstanding Any and All Notes pursuant to the terms of the Any and All Notes and the Indenture dated as of August 15, 2006, between the Company and The Bank of New York Mellon Trust Company, N.A. Approximately $1.1 billion aggregate principal amount of Any and All Notes was redeemed on July 27, 2016. The Company paid a premium of $97 million in excess of the debt principal and wrote off $4.0 million of unamortized deferred financing costs, for a total loss on early extinguishment of debt of $101 million during the three months ended September 30, 2016.

As of September 30, 2016, our long-term debt was rated by Moody’s as “Baa1” with a stable outlook and by Standard & Poor’s as “BBB+” with a stable outlook, and our commercial paper program was rated “P-2” by Moody’s and “A-2” by Standard & Poor’s. In assessing our credit strength, we believe that both Moody’s and Standard & Poor’s considered, among other things, our capital structure and financial policies as well as our consolidated balance sheet, our historical acquisition activity and other financial information. Although we currently believe our long-term debt ratings will remain investment grade, we cannot guarantee the future actions of Moody’s and/or Standard & Poor’s. Our debt ratings have a direct impact on our future borrowing costs, access to capital markets and new store operating lease costs.

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

During the three months ended September 30, 2016, we performed our required annual impairment tests of goodwill. The results of the impairment tests indicated that there was no impairment of goodwill. The goodwill impairment tests resulted in the fair values of our Pharmacy Services and Retail Pharmacy reporting units exceeding their carrying values by significant margins. The fair values of our LTC and RxCrossroads reporting units exceeded their carrying values by 7% and 12%, respectively. The balance of goodwill for our LTC and RxCrossroads reporting units at September 30, 2016 was approximately $6.3 billion and $0.6 billion, respectively.

The determination of the fair value of our reporting units requires the Company to make significant assumptions and estimates. These assumptions and estimates primarily include, but are not limited to, the selection of appropriate peer group companies; control premiums and valuation multiples appropriate for acquisitions in the industries in which the Company competes; discount rates, terminal growth rates; and forecasts of revenue, operating profit, depreciation and amortization, capital expenditures and future working capital requirements. When determining these assumptions and preparing these estimates, we consider each reporting unit’s historical results and current operating trends and our consolidated revenues, profitability and cash flow results, forecasts and industry trends. Our estimates can be affected by a number of factors including, but not limited to, general economic and regulatory conditions, our market capitalization, efforts of customers and payers to reduce costs including their prescription drug costs and/or increase member co-payments, the continued efforts of competitors to gain market share and consumer spending patterns.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2016, the Company did not have any interest rate, foreign currency exchange rate or commodity derivative instruments in place and believes that as of September 30, 2016 its exposure to interest rate risk (inherent in the Company’s debt portfolio), foreign currency exchange rate risk and commodity price risk is not material.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f)) as of September 30, 2016, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to provide reasonable assurance that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: On August 18, 2015, the Company completed its acquisition of Omnicare and on December 16, 2015, the Company completed its acquisition of the pharmacies and clinics of Target. As a result, the Company is in the process of integrating the applicable internal controls for each business into its internal control over financial reporting for the rest of the Company. Other than the foregoing, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II
Item 1. Legal Proceedings

I. Legal Proceedings

We refer you to Note 12 - “Commitments and Contingencies - Legal Matters” contained in the “Notes to the Condensed Consolidated Financial Statements” of our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2016 for a description of our legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table presents the total number of shares purchased in the three months ended September 30, 2016, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to the 2014 Repurchase Program. See Note 4 - “Share Repurchase Program” contained in the “Notes to the Condensed Consolidated Financial Statements” of our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2016.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 2016	—	$—	—	$3,731,002,281
August 2016	410,500	$97.44	410,500	$3,691,002,299
September 2016	—	$—	—	$3,691,002,299
Totals	410,500		410,500

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

101
The following materials from the CVS Health Corporation Quarterly Report on Form 10-Q for the three months ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related Footnotes to the Condensed Consolidated Financial Statements.

Signatures:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CVS Health Corporation
(Registrant)

/s/ David M. Denton

David M. Denton
Executive Vice President and
Chief Financial Officer
November 8, 2016