Form 10-K
period 2016-12-31
CVS HEALTH Corp
filed 2017-02-09
CIK 64803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

 ☒       Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $101,661,618,666 as of June 30, 2016, based on the closing price of the common stock on the New York Stock Exchange. For purposes of this calculation, only executive officers and directors are deemed to be the affiliates of the registrant.

As of February 3, 2017, the registrant had 1,025,699,605 shares of common stock issued and outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE
Filings made by companies with the Securities and Exchange Commission sometimes “incorporate information by reference.” This means that the company is referring you to information that was previously filed or is to be filed with the SEC, and this information is considered to be part of the filing you are reading. The following materials are incorporated by reference into this Form 10-K:
 ·                  Portions of our Annual Report to Stockholders for the fiscal year ended December 31, 2016 are incorporated by reference in our response to Items 7, 8 and 9 of Part II.
·                  Information contained in our Proxy Statement for the 2017 Annual Meeting of Stockholders is incorporated by reference in our response to Items 10 through 14 of Part III.

PART I
Item 1. Business

Overview

CVS Health Corporation, together with its subsidiaries (collectively “CVS Health,” the “Company,” “we,” “our” or “us”), is a pharmacy innovation company helping people on their path to better health. At the forefront of a changing health care landscape, the Company has an unmatched suite of capabilities and the expertise needed to drive innovations that will help shape the future of health care.

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

Through more than 9,700 retail locations, more than 1,100 walk-in health care clinics, a leading pharmacy benefits manager with nearly 90 million plan members, a dedicated senior pharmacy care business serving more than one million patients per year, expanding specialty pharmacy services and a leading stand-alone Medicare Part D prescription drug plan, we enable people, businesses, and communities to manage health in more affordable, effective ways. We are delivering break-through products and services, from advising patients on their medications at our CVS Pharmacy® locations, to introducing unique programs to help control costs for our clients at CVS Caremark®, to innovating how care is delivered to our patients with complex conditions through CVS SpecialtyTM, to improving pharmacy care for the senior community through Omnicare®, or by expanding access to high-quality, low-cost care at CVS MinuteClinic®.

We have three reportable segments: Pharmacy Services, Retail/LTC and Corporate.

Pharmacy Services Segment

The Pharmacy Services Segment provides a full range of pharmacy benefit management (“PBM”) solutions, as described more fully below, to our clients consisting primarily of employers, insurance companies, unions, government employee groups, health plans, Medicare Part D plans, Managed Medicaid plans, plans offered on the public and private exchanges, other sponsors of health benefit plans and individuals throughout the United States. In addition, through our SilverScript Insurance Company (“SilverScript”) subsidiary, we are a national provider of drug benefits to eligible beneficiaries under the federal government’s Medicare Part D program. The Pharmacy Services Segment operates under the CVS Caremark® Pharmacy Services, Caremark®, CVS Caremark®, CarePlus CVS PharmacyTM, CVS SpecialtyTM, Accordant®, SilverScript®, NovoLogix®, Coram®, Navarro® Health Services and ACS Pharmacy names. As of December 31, 2016, the Pharmacy Services Segment operated 23 retail specialty pharmacy stores, 13 specialty mail order pharmacies and four mail order dispensing pharmacies, and 84 branches for infusion and enteral services, including approximately 73 ambulatory infusion suites and three centers of excellence, located in 41 states, Puerto Rico and the District of Columbia. During the year ended December 31, 2016, our PBM filled or managed approximately 1.2 billion prescriptions (which equates to 1.6 billion prescriptions when counting 90-day prescriptions as three prescriptions).

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

In addition, as a fully integrated pharmacy services company, we are able to offer our clients and their plan members a variety of programs and tools, including plan design offerings, that benefit from our integrated systems and the ability of our almost 36,000 pharmacists, nurses, nurse practitioners and physician assistants to interact personally with the many plan members. Through our multiple member touch points (retail stores, mail order, infusion, long-term care and specialty pharmacies, retail clinics, digital resources and cost management tools), we seek to engage plan members in behaviors that help lower cost and improve health care outcomes. Examples of these programs and services include: Maintenance Choice®, a program where eligible client plan members can elect to fill their maintenance prescriptions at our CVS Pharmacy retail stores for the same price as mail order; Pharmacy Advisor®, a program that facilitates face-to-face and telephone counseling by our pharmacists to help participating plan members with certain chronic diseases, such as diabetes and cardiovascular conditions, to identify gaps in care, adhere to their prescribed medications and manage their health conditions; compliance and persistency programs designed to help ensure that patients take their medications in the proper manner; enhanced disease management programs that are targeted at managing chronic disease states; Specialty Connect®, our integrated specialty pharmacy offering which integrates specialty mail and retail capabilities, providing members with disease-state specific counseling from our experienced specialty pharmacists and the choice to bring their specialty prescriptions to a CVS Pharmacy location or submit it through our specialty mail order pharmacies; and an ExtraCare® Health Card program which offers discounts to eligible plan members on certain over-the-counter health care products sold in our CVS Pharmacy stores. In addition, MinuteClinic® is an important and differentiated part of the enterprise that offers certain capabilities to PBM clients and their members. For example, we offer plan-sponsored co-pay reductions to encourage use of MinuteClinic, thereby helping to reduce emergency room visits and to lower overall health care costs. Other ways we are working with our clients include partnerships with health plan clients sponsoring patient centered medical homes, biometric screenings for plan members, closing gaps in care, and onsite clinics at client corporate headquarters.

PBM Services - Our PBM solutions are described more fully below.

Plan Design Offerings and Administration - Our clients sponsor pharmacy benefit plans that facilitate the ability of eligible members in these plans to receive prescribed medications. We assist our clients in designing pharmacy benefit plans that help minimize the costs to the client while helping improve health outcomes. We also administer these benefit plans selected by our clients and assist them in monitoring the effectiveness of these plans through frequent, informal communications, their use of our proprietary software, as well as through a formal annual client review.

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

Formulary Management - We utilize an independent panel of doctors, pharmacists and other medical experts, referred to as our Pharmacy and Therapeutics Committee, to review and approve the selection of drugs that meet our high standards of safety and efficacy for inclusion on one of our template formularies. Our formularies provide recommended products in numerous drug classes to help ensure member access to clinically appropriate alternatives under the client’s pharmacy benefit plan, while helping to drive the lowest net cost for our clients that select one of our formularies. To help improve clinical outcomes for members and clients, we conduct ongoing, independent reviews of all drugs, including, but not limited to, those appearing on the formularies and generic equivalent products, as well as our clinical programs. Many of our clients choose to adopt one of our template formulary offerings as part of their plan design.

Medicare Part D Services - We participate in the administration of the drug benefit added to the Medicare program under Part D of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) through the provision of PBM services to those of our health plan clients and other clients that have qualified as a Medicare Part D prescription drug plans (“PDP”) or as a Medicare Advantage prescription drug plan (“MA-PD”) and by offering Medicare Part D pharmacy benefits through SilverScript, a PDP that has contracted with the United States Centers for Medicare and Medicaid Services (“CMS”). We also assist employer, union and other health plan clients that qualify for the retiree drug subsidy made available under the MMA by collecting and submitting eligibility and/or drug cost data to CMS in order for them to obtain the subsidy and offer Medicare Part D pharmacy benefits to such clients' retirees through SilverScript-sponsored Employer Group Waiver Plans (“EGWPs”).

Mail Order Pharmacy - As of December 31, 2016, we operated four mail order dispensing pharmacies in the United States. Plan members or their prescribers submit prescriptions or refill requests, primarily for maintenance medications, to these pharmacies via mail, telephone, fax, e-prescribing or the Internet. We also offer Maintenance Choice®, a program in which eligible client plan members in most states can elect to fill their maintenance prescriptions at our CVS Pharmacy retail stores for the same price as mail order, and operate a network of smaller mail order specialty pharmacies described below. Our staff pharmacists review mail order prescriptions and refill requests with the assistance of our prescription management systems. This review may involve communications with the prescriber and, with the prescriber’s approval when required, can result in generic substitution, therapeutic interchange or other actions designed to help reduce cost and/or improve quality of treatment. These pharmacies have been awarded Mail Order Pharmacy accreditation from Utilization Review Accreditation Commission (“URAC”), a Washington DC-based health care accrediting organization that establishes quality standards for the health care industry.

Specialty Pharmacy - Our specialty pharmacies support individuals who require complex and expensive drug therapies. As of December 31, 2016, our specialty pharmacy operations included 13 specialty mail order pharmacies located throughout the United States that are used for delivery of advanced medications to individuals with chronic or genetic diseases and disorders. These pharmacies have also been awarded Specialty Pharmacy accreditation from URAC. As of December 31, 2016, the Company operated a network of 23 retail specialty pharmacy stores, which operate under the CarePlus CVS PharmacyTM and Navarro® Health Services names. These stores average 1,100 square feet in size and sell prescription drugs and a limited assortment of front store items such as alternative medications, homeopathic remedies and vitamins. Through our affiliate Coram LLC and its subsidiaries (collectively, “Coram”), one of the nation’s largest providers of comprehensive infusion services, we care for approximately 146,000 patients annually, providing specialty infusion and enteral nutrition services. Our Specialty Connect® product, which integrates our specialty pharmacy mail and retail capabilities, provides members with disease-state specific counseling from our experienced specialty pharmacists and the choice to bring their specialty prescriptions to a CVS Pharmacy location. Whether submitted through our specialty mail order pharmacy or at a CVS Pharmacy, all prescriptions are filled through our specialty mail order pharmacies, so all revenue from this specialty prescription services program is recorded within the Pharmacy Services Segment. Members then can choose to pick up their medication at their local CVS Pharmacy, except in three states that do not allow retail pick-up, or have it sent to their home through the mail. Additionally, with the acquisition of Omnicare, Inc. (“Omnicare”), we expanded our specialty pharmacy to include the specialty pharmacy operations of Omnicare which operates under the name ACS Pharmacy.

Retail Pharmacy Network Management - We maintain a national network of more than 68,000 retail pharmacies, consisting of approximately 41,000 chain pharmacies (which includes our CVS Pharmacy locations) and 27,000 independent pharmacies, in the United States, Puerto Rico, District of Columbia, Guam and the Virgin Islands. When a customer fills a prescription in a retail pharmacy, the pharmacy sends prescription data electronically to us from the point-of-sale. This data interfaces with our proprietary prescription management systems, which verify relevant plan member data and eligibility, while also performing a drug utilization review to help evaluate clinical appropriateness and safety and confirming that the pharmacy will receive payment for the prescription. We are also able to build client-specific networks and narrow networks to further drive savings for our clients.

Prescription Management Systems - We dispense prescription drugs both directly, through one of our mail order or specialty pharmacies, or through a network of retail pharmacies, described above. All prescriptions processed through our systems, whether they are filled through one of our mail order or specialty dispensing pharmacies or through a pharmacy in our retail network, are analyzed, processed and documented by our proprietary prescription management systems. These systems provide essential features and functionality to allow a plan member to use their prescription drug benefit. These systems also streamline the process by which prescriptions are processed by staff and network pharmacists, by enhancing review of various items through automation, including, but not limited to, plan eligibility, early refills, duplicate dispensing, appropriateness of dosage, drug interactions or allergies, over-utilization and potential fraud.

Clinical Services - We offer multiple clinical programs and services to help clients manage overall pharmacy and health care costs in a clinically appropriate manner. Our programs are primarily designed to promote good health outcomes, and to help target inappropriate utilization and non-adherence to medication, each of which may result in adverse medical events that negatively impact member health and client pharmacy and medical spend. In this regard, we offer various utilization management, medication management, quality assurance, adherence and counseling programs to complement the client’s plan design and clinical strategies.

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

Medical Pharmacy Management - We offer a technology platform, NovoLogix®, an online preauthorization tool that helps identify and capture cost savings opportunities for specialty drugs billed under the medical benefit by identifying outliers to appropriate dosages and costs, and helps to ensure appropriate clinical use of these drugs.

Pharmacy Services Information Systems - We currently operate and support a small number of claim adjudication platforms to support our Pharmacy Services Segment. However, the majority of our clients have migrated to one platform. These information systems incorporate architecture that centralizes the data generated from filling mail order prescriptions, adjudicating retail pharmacy claims and delivering other solutions to our PBM clients. Our Health Engagement EngineTM technology and proprietary clinical algorithms help enable our mail and specialty pharmacists provide quality care, and our enterprise digital strategy and integrated digital offerings help patients seamlessly manage mail, specialty and retail prescriptions.

Pharmacy Services Clients - Our clients are primarily employers, insurance companies, unions, government employee groups, health plans, Medicare Part D plans, Managed Medicaid plans and plans offered on public and private exchanges, other sponsors of health benefit plans and individuals located throughout the United States. We provide pharmaceuticals to eligible members in benefit plans maintained by our clients and utilize our information systems, among other things, to help perform safety checks, drug interaction screening and identify opportunities for generic substitution. We generate substantially all of our Pharmacy Services Segment net revenue from dispensing and managing prescription drugs to eligible members in benefit plans maintained by our clients. In 2016, net revenues from Aetna accounted for approximately 11.2% of our consolidated net revenues. In 2015 and 2014, no single PBM client accounted for 10% or more of our consolidated net revenues.

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

Pharmacy Services Competition - We believe the primary competitive factors in the industry include: (i) the ability to negotiate favorable discounts from drug manufacturers as well as to negotiate favorable discounts from, and access to, retail pharmacy networks; (ii) the ability to identify and apply effective cost management programs utilizing clinical strategies including the development and utilization of preferred formularies; (iii) the ability to market PBM products and services; (vii) the commitment to provide flexible, clinically-oriented services to clients and be responsive to clients’ needs; and the quality, scope and costs of products and services offered to clients and their members, as well as operational excellence in delivering services. The Pharmacy Services Segment has a significant number of competitors offering PBM services including large, national PBM companies, PBMs owned by large national health plans and smaller standalone PBMs (e.g., Express Scripts, OptumRx, Humana, Prime Therapeutics and MedImpact).

Retail/LTC Segment

As of December 31, 2016, the Retail/LTC Segment included 9,709 retail locations (of which 7,980 were our stores that operated a pharmacy and 1,674 were our pharmacies located within Target Corporation (“Target”) stores), our online retail pharmacy websites, CVS.com®, Navarro.comTM and Onofre.com.brTM, 38 onsite pharmacy stores, our long-term care pharmacy operations and our retail health care clinics. The retail locations are in 49 states, the District of Columbia, Puerto Rico and Brazil operating primarily under the CVS Pharmacy®, CVS®, CVS Pharmacy y más®, Longs Drugs®, Navarro Discount Pharmacy® and Drogaria OnofreTM names. With the addition of the pharmacies of Target, we currently operate in all of the top 100 United States drugstore markets. The CVS Pharmacy retail drugstores sell prescription drugs and a wide assortment of over-the-counter and personal care products, beauty and cosmetic products, and general merchandise, which we refer to as “front store” products. The pharmacies within Target stores sell prescription drugs and over-the-counter drugs that are required to be held behind the counter. Existing retail stores range in size from approximately 5,000 to 30,000 square feet, although most new stores range in size from approximately 11,000 to 15,000 square feet and typically include a drive-thru pharmacy. The pharmacies within Target stores range in size from approximately 450 to 1,100 square feet. During 2016, our Retail/LTC Segment filled approximately 1.2 billion prescriptions (counting 90-day prescriptions as three prescriptions), and we held approximately 23.8% of the United States retail pharmacy market.

Our acquisition of Omnicare broadened our base of pharmacy care to an additional dispensing channel, long-term care pharmacy. Omnicare’s long-term care (“LTC”) operations include the distribution of pharmaceuticals, related pharmacy consulting and other ancillary services to chronic care facilities and other care settings. Omnicare also provides commercialization services under the name RxCrossroads®. LTC is comprised of 152 spoke pharmacies that primarily handle new prescription orders, of which 32 are also hub pharmacies that use automation to support spoke pharmacies with refill prescriptions. LTC primarily operates under the Omnicare® and NeighborCare® names. With the addition of the LTC operations, we are continuing to enhance our service offerings to further address the needs of an aging population throughout the continuum of senior care.

Retail Pharmacy Business Strategy - Our integrated pharmacy services model has enhanced the ability of our retail pharmacy stores to expand customer access to care while helping to lower overall health care costs and improve health outcomes. In that regard, the role of our retail pharmacist is shifting from primarily dispensing prescriptions to also providing services, including flu vaccinations as well as face-to-face patient counseling with respect to adherence to drug therapies, closing gaps in care and recommending more cost effective drug therapies. We also provide a broad assortment of quality merchandise at competitive prices using a retail format that emphasizes service, innovation and convenience. One of the keys to our strategy is technology, which allows us to focus on constantly improving service and exploring ways to provide more personalized product offerings and services. We are leveraging digital to empower our customers and patients by making the full breadth of health care and pharmacy services available to them anytime, anywhere. We are introducing digital tools to make it easier for people to save time and money and to live healthier lives. In 2016, we rolled out CVS PayTM nationwide, an end-to-end mobile payment solution that integrates payment, prescription pick-up and our ExtraCare® loyalty program into one spot at checkout. We believe that continuing to innovate with new and unique products and services, using innovative marketing and adjusting our mix of merchandise to match our customers’ needs and preferences is very important to our ability to continue to improve customer satisfaction.

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

Retail/LTC net revenues by major product group are as follows:

	Percentage of Net Revenues(1)
	2016	2015	2014
Prescription drugs(2)	75.0%	72.9%	70.7%
Over-the-counter and personal care	10.0	10.9	11.0
Beauty/cosmetics	4.2	4.5	4.7
General merchandise and other	10.8	11.7	13.6
	100.0%	100.0%	100.0%

(1)	Percentages are estimates based on store point-of-sale data for the stores and revenue system data for sales outside the stores.

(2)	In 2016 and 2015, prescription drugs include LTC sales and sales in pharmacies within Target stores.

Pharmacy - Pharmacy revenues represented more than two-thirds of Retail Pharmacy revenues in each of 2016, 2015 and 2014. We believe that our pharmacy operations will continue to represent a critical part of our business due to industry demographics, e.g., an aging American population consuming a greater number of prescription drugs, pharmaceuticals being used more often as the first line of defense for managing illness, the introduction of new pharmaceutical products, and Medicare Part D. We believe our pharmacy business benefits from our investment in both people and technology, as well as our innovative partnerships with health plans, PBMs and providers. Given the nature of prescriptions, people want their prescriptions filled accurately by professional pharmacists using the latest tools and technology, and ready when promised. Consumers need medication management programs and better information to help them get the most out of their health care dollars. To assist our customers with these needs, we have introduced integrated pharmacy health care services that provide an earlier, easier and more effective approach to engaging them in behaviors that can help lower costs, improve health, and save lives. Examples include: our Patient Care Initiative, an enhanced medication adherence program; Maintenance Choice®, a program where eligible client plan members can elect to fill their maintenance prescriptions at our retail pharmacy stores for the same price as mail order; Pharmacy Advisor®, our program that facilitates pharmacist counseling, both face-to-face and over the telephone, to help participating plan members with certain chronic diseases, such as diabetes and cardiovascular conditions, to identify gaps in care, adhere to their prescribed medications and manage their health conditions; Specialty Connect®, our integrated specialty pharmacy offering which integrates specialty mail and retail capabilities, providing members with disease-state specific counseling from our experienced specialty pharmacists and the choice to bring their specialty prescriptions to a CVS Pharmacy location or submit it through our specialty mail order pharmacies; as well as ScriptSync®, a service that enables patients with multiple medications to pick up their eligible maintenance prescriptions in a single monthly CVS Pharmacy visit. Maintenance Choice, Pharmacy Advisor, Specialty Connect and ScriptSync are all programs that demonstrate our ability to enhance the customer experience through our integrated enterprise products and services. Further evidencing our belief in the importance of pharmacy service is our continuing investment in technology, such as our Drug Utilization Review system that helps check for harmful interactions between prescription drugs and patient identified over-the-counter products, vitamins and herbal remedies; RxConnect, our proprietary pharmacy system that integrates our product delivery and clinical workflows as well as advanced patient safety functionality such as drug utilization review; our prescription refill program, ReadyFill®; and our online retail businesses, CVS.com, Navarro.com and Onofre.com.br. In December 2015, we expanded our pharmacy offering with the acquisition of the pharmacies within Target stores. Now that the system integration is complete, we will offer all the same pharmacy services available in our retail drugstores and online at our pharmacies within Target stores.

Front Store - Front store revenues benefited from our strategy to innovate with new and unique products and services, using innovative personalized marketing and adjusting our mix of merchandise to match our customers’ needs and preferences. A key component of our front store strategy is our ExtraCare® card program, which is helping us continue to build our loyal customer base. The ExtraCare program is one of the largest and most successful retail loyalty programs in the United States. The ExtraCare program allows us to balance our marketing efforts so we can reward our best customers by providing them automatic sale prices, customized coupons, ExtraBucks® rewards and other benefits. We continue to launch and enhance new and exclusive brands to create unmatched offerings in beauty. Another component of our front store strategy is our unique product offerings, which include a full range of high-quality CVS Pharmacy® and proprietary brand products that are only available through CVS Pharmacy stores. We currently carry approximately 7,000 CVS Pharmacy and proprietary brand products, which accounted for approximately 22.6% of our front store revenues during 2016. These products include expanded offerings of healthy foods and vitamins. Furthermore, we are tailoring certain groups of stores, such as suburban area stores, to better meet the needs of our customers. This includes the launch of CVS Curbside in late 2016. Developed in partnership with industry leader Curbside, customers can use the CVS Pharmacy app to have front store purchases delivered to their car when they pull up to our store.

MinuteClinic - As of December 31, 2016, we operated 1,139 MinuteClinic® locations in 33 states and the District of Columbia, of which 1,053 were located in our retail pharmacy stores, 79 were located in Target stores and seven were located in corporate campuses or other locations. We opened seven new clinics during 2016. Our clinics are staffed by nurse practitioners and physician assistants who utilize nationally established guidelines to diagnose and treat minor health conditions, perform health screenings, monitor chronic conditions, provide wellness services and deliver vaccinations. Insurers value our clinics because they provide convenient, high-quality, cost-effective care, in many cases offering an attractive alternative to more expensive sites of care. As a result, visits paid for by employers, health insurers or other third parties accounted for approximately 91% of MinuteClinic’s total revenues in 2016. MinuteClinic is collaborating with our Pharmacy Services Segment to help meet the needs of CVS Caremark’s client plan members by offering programs that can improve member health and lower costs. MinuteClinic is now affiliated with more than 70 major health systems and continues to build a platform that supports primary care.

Long-term Care - Through our Omnicare business, we provide the distribution of pharmaceuticals, related pharmacy consulting and other ancillary services to chronic care facilities and other care settings. LTC’s customers consist of skilled nursing facilities, assisted living facilities, independent living communities, hospitals, correctional facilities, and other health care service providers. We provide pharmacy consulting, including monthly patient drug therapy evaluations, assist in compliance with state and federal regulations and provide proprietary clinical and health management programs. We also provide pharmaceutical case management services for retirees, employees and dependents who have drug benefits under corporate-sponsored health care programs.

Onsite Pharmacies - We also operate a limited number of small pharmacies located at client sites, typically under the CarePlus®, CarePlus CVS PharmacyTM or CVS Pharmacy® name, which provide certain health plan members and customers with a convenient alternative for filling their prescriptions.

Retail Pharmacy Drugstore Development - The addition of new stores has played, and will continue to play, a key role in our continued growth and success. Our store development program focuses on three areas: entering new markets, adding stores within existing markets and relocating stores to more convenient sites. During 2016, we opened 130 new and acquired retail stores, relocated 50 stores and closed 46 stores. During the last five years, we opened more than 1,100 new and relocated stores, and acquired 1,841 stores including the pharmacies acquired from Target. We believe that continuing to grow our store base and locating stores in more accessible markets are essential components to compete effectively in the current health care environment. As a result, we believe that our store development program is an integral part of our ability to maintain our leadership position given the changing health care landscape and to meet the increasing needs of our customers.

Retail/LTC Information Systems - We have continued to invest in information systems to enable us to deliver exceptional customer service, enhance safety and quality, and expand our patient care services while lowering operating costs. Leveraging our retail pharmacy fulfillment system, RxConnect and our proprietary WeCARE Workflow, supports our pharmacy teams by prioritizing work to meet customer expectations, facilitating prescriber outreach, and seamlessly integrating our clinical programs. This solution delivers improved efficiency and enhances the customer experience, as well as providing a framework to accommodate the evolution of pharmacy practice and the expansion of our clinical programs. Our Health Engagement EngineTM technology and proprietary clinical algorithms enable us to help identify opportunities for our pharmacists to deliver face-to-face counseling regarding patient health and safety matters, including adherence issues, gaps in care and management of certain chronic health conditions. Our digital strategy empowers the consumer to navigate their pharmacy experience and manage their condition through our on-line and mobile tools that offer utility and convenience. This includes the ability to schedule an appointment at MinuteClinic, get next-in line alerts or health reminders and appointment updates via text messages. Our integrated digital offerings help patients seamlessly manage retail, mail and specialty prescriptions dispensed by a CVS Pharmacy or long-term care location and enhance front store personalization to drive value for customers. We experienced strong adoption of our digital solutions with our mobile app receiving critical acclaim for ease of use and our text message program experiencing significant growth. LTC’s Digital Technology suite, Omniview®, improves the efficiency of customers’ operations with tools that include executive dashboards, pre-admission pricing, electronic ordering of prescription refills, proof-of-delivery tracking, access to patient profiles, receipt and management of facility bills, and real-time validation of Medicare Part D coverage, among other capabilities.

Retail/LTC Customers - The success of our retail drugstore and long-term care businesses is dependent upon our ability to establish and maintain contractual relationships with pharmacy benefit managers and other payors on acceptable terms. Pharmacy benefit managers, managed care organizations, government-funded health care programs, commercial employers and other third party payors accounted for 98.9% of our 2016 pharmacy revenues. No single Retail/LTC payor accounts for 10% or more of our annual consolidated net revenues.

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

Retail/LTC Competition - The retail drugstore business is highly competitive. We believe that we compete principally on the basis of: (i) store location and convenience, (ii) customer service and satisfaction, (iii) product selection and variety, and (iv) price. In the markets we serve, we compete with other drugstore chains (e.g., Walgreens and Rite Aid), supermarkets, discount retailers (e.g., Wal-Mart), independent pharmacies, restrictive pharmacy networks, membership clubs, Internet companies, and retail health clinics (including urgent care centers), as well as other mail order pharmacies.

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

Generic Sourcing Venture

In 2014, the Company and Cardinal Health, Inc. (“Cardinal”) established Red Oak Sourcing, LLC (“Red Oak”), a generic pharmaceutical sourcing entity in which the Company and Cardinal each own 50%. Under this arrangement, the Company and Cardinal contributed their sourcing and supply chain expertise to Red Oak and agreed to source and negotiate generic pharmaceutical supply contracts for both companies through Red Oak; however, Red Oak does not own or hold inventory on behalf of either company.

Working Capital Practices

We fund the growth of our business through a combination of cash flow from operations, commercial paper and other short-term borrowings, proceeds from sale-leaseback transactions and long-term borrowings. For additional information on our working capital practices, we refer you to the caption “Management’s Discussion and Analysis - Liquidity and Capital Resources” in our Annual Report to Stockholders for the year ended December 31, 2016, which section is incorporated by reference herein. The majority of our non-pharmacy revenues are paid in cash, or with debit or credit cards. Managed care organizations, pharmacy benefit managers, government-funded health care programs, commercial employers and other third party insurance programs, which represent the vast majority of our consolidated pharmacy revenues, typically settle in less than 30 days. With the exception of our Medicare Part D services, the remainder of our consolidated pharmacy revenues are paid in cash, or with debit or credit cards. As a provider of Medicare Part D services, we contract annually with CMS. Utilization of services each plan year results in the accumulation of either a receivable from or a payable to CMS. The timing of settlement of the receivable or payable with CMS may take several quarters which impacts our working capital from year to year.

Colleague Development

As of December 31, 2016, we employed approximately 250,000 colleagues, which included approximately 36,000 pharmacists, nurses, nurse practitioners and physician assistants. The total included approximately 92,000 part-time colleagues who work less than 30 hours per week. To deliver the highest levels of service to our customers, we devote considerable time and attention to our people and service standards. We emphasize attracting and training knowledgeable, friendly and helpful associates to work in our organization.

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

Government Regulation

Overview - Much of our business is subject to federal and state laws and regulations. In addition, many of our PBM clients and our payors in the Retail/LTC Segment, including insurers, Medicare Part D plans, Managed Medicaid plans and managed care organizations (“MCOs”), are themselves subject to extensive regulations that affect the design and implementation of prescription drug benefit plans that they sponsor. Similarly, our LTC clients, such as skilled nursing facilities, are subject to government regulations, including many of the same government regulations to which we are subject. The application of these complex legal and regulatory requirements to the detailed operation of our business creates areas of uncertainty. Further, there are numerous proposed health care laws and regulations at the federal and state levels, some of which could adversely affect our business if they are enacted. We are unable to predict what federal or state legislation or regulatory initiatives may be enacted in the future relating to our business or the health care industry in general, or what effect any such legislation or regulations might have on our business. Any failure or alleged failure to comply with applicable laws and regulations as summarized below, or any adverse applications of, or changes in, the laws and regulations affecting our business, could have a material adverse effect on our operating results and/or financial condition. See Item 3, “Legal Proceedings” for further information.

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

Laws and Regulations Related to Each Operating Segment of Our Business

Laws Related to Reimbursement by Government Programs - We are subject to various state and federal laws concerning our submission of claims for reimbursement by Medicare, Medicaid and other government-sponsored health care programs. Potential sanctions for violating these laws include recoupment or reduction of government reimbursement amounts, civil penalties, multiples damages, and exclusion from participation in government health care programs. Such laws include the federal False Claims Act (“FCA”), the federal Anti-Kickback statute, various state false claims acts and anti-kickback statutes, the federal “Stark Law” and related state laws. In particular, the FCA prohibits intentionally submitting, conspiring to submit, or causing to be submitted, false claims, records, or statements to the federal government, or intentionally failing to return overpayments, in connection with reimbursement by federal government programs. As part of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively, “ACA”), the federal Anti-Kickback Statute was amended in 2010 to provide that any claim for government reimbursement violates the FCA where it results from a violation of the Anti-Kickback Statute. Most states have enacted false claims laws analogous to the FCA, and both federal and state false claims laws permit private individuals to file qui tam or “whistleblower” lawsuits on behalf of the federal or state government. Further, the federal Stark Law generally prohibits physicians from referring Medicare or Medicaid beneficiaries for certain services, including outpatient prescription drugs, to any entity with which the physician, or an immediate family member of the physician, has a financial relationship. The Stark Law further prohibits the entity receiving a prohibited referral from presenting a claim for reimbursement by Medicare or Medicaid for services furnished pursuant to the prohibited referral. Various states have enacted similar laws.

The 21st Century Cures Act (“Cures Act”), enacted in December 2016, among other things shifted payment for Medicare Part B durable medical equipment (“DME”) infused drugs from one pricing benchmark to another as of January 1, 2017. This change, depending upon the particular drug, is expected to cause both increases and decreases in reimbursement, although the overall impact is expected to be negative. In addition, the change in presidential administration has caused uncertainty regarding the implementation of the Cures Act, meaning that the full impact of this new law on the Company is uncertain.

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

Antitrust and Unfair Competition - The Federal Trade Commission (“FTC”) has authority under Section 5 of the Federal Trade Commission Act (“FTCA”) to investigate and prosecute practices that are “unfair trade practices” or “unfair methods of competition.” Numerous lawsuits have been filed throughout the United States against pharmaceutical manufacturers, retail pharmacies and/or PBMs under various state and federal antitrust and unfair competition laws challenging, among other things: (i) brand drug pricing practices of pharmaceutical manufacturers, (ii) the maintenance of retail or specialty pharmacy networks by PBMs, and (iii) various other business practices of PBMs and retail pharmacies. To the extent that we appear to have actual or potential market power in a relevant market or CVS Pharmacy or CVS Specialty plays a unique or expanded role in a PBM product offering, our business arrangements and uses of confidential information may be subject to heightened scrutiny from an anti-competitive perspective and possible challenge by state or federal regulators or private parties.

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

Government Agreements and Mandates - The Company and/or its various affiliates are subject to certain consent decrees, settlement agreements, corrective action plans and corporate integrity agreements with various federal, state and local authorities relating to such matters as privacy practices, controlled substances, Medicare Part D prescription drug plans, expired products, environmental and safety matters, marketing and advertising practices, PBM, long term care and pharmacy operations and various other business practices. These agreements may contain certain ongoing reporting, monitoring or other compliance requirements for the Company. Failure to meet the Company’s obligations under these agreements could result in civil or criminal remedies, financial penalties, administrative remedies, and/or exclusion from participation in federal health care programs.

Environmental and Safety Regulation - Our business is subject to various federal, state and local laws, regulations and other requirements pertaining to protection of the environment, public health and employee safety, including, for example, regulations governing the management of hazardous substances, the cleaning up of contaminated sites, and the maintenance of safe working conditions in our stores, distribution centers and other facilities. Governmental agencies on the federal, state and local levels have, in recent years, increasingly focused on the retail and health care sectors’ compliance with such laws and regulations, and have at times pursued enforcement activities. Any failure to comply with these regulations could result in fines or other sanctions by government authorities.

Health Reform Legislation - Passed in 2010, ACA affects virtually every aspect of health care in the country. In addition to establishing the framework for every individual to have health coverage, ACA enacted a number of significant health care reforms. Many of these reforms affect the coverage and plan designs that are provided by our health plan clients. As a result, these reforms impact a number of our services and business practices. Some significant ACA provisions are still being finalized (e.g., nondiscrimination in health programs and activities, excise tax on high-cost employer-sponsored health coverage) and all or parts of ACA may be repealed or replaced, so the full impact of ACA on our Company is still uncertain.

Pharmacy and Professional Licensure and Regulation - We are subject to a variety of intersecting state and federal statutes and regulations that govern the wholesale distribution of drugs; operation of retail, specialty, infusion, LTC and mail order pharmacies; licensure of facilities and professionals, including pharmacists, technicians and nurses; registration of facilities with the United States Drug Enforcement Administration (“DEA”) and analogous state agencies that regulate controlled substances; packaging, storing, shipping and tracking of pharmaceuticals; repackaging of drug products; labeling, medication guides and other consumer disclosures; interactions with prescribers and health care professionals; compounding of prescription medications; dispensing of controlled and non-controlled substances; counseling of patients; transfers of prescriptions; advertisement of prescription products and pharmacy services; security; inventory control; recordkeeping; reporting to Boards of Pharmacy, the United States Food and Drug Administration (“FDA”), the Consumer Product Safety Commission, the DEA and related state agencies; and other elements of pharmacy practice. Pharmacies are highly regulated and have contact with a wide variety of local, state and federal agencies, with various powers to investigate, inspect, audit or solicit information, including Boards of Pharmacy and Nursing, the DEA, the FDA, the United States Department of Justice, the United States Department of Health and Human Services (“HHS”) and others. Many of these agencies have broad enforcement powers, conduct audits on a regular basis, can impose substantial fines and penalties, and may revoke the license, registration or program enrollment of a facility or professional.

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

In addition, certain quasi-regulatory organizations, including the National Association of Boards of Pharmacy and the National Association of Insurance Commissioners (“NAIC”) have issued model regulations or may propose future regulations concerning PBMs and/or PBM activities. Similarly, credentialing organizations such as NCQA and URAC may establish voluntary standards regarding PBM, mail or specialty pharmacy activities. While the actions of these quasi-regulatory or standard-setting organizations do not have the force of law, they may influence states to adopt their requirements or recommendations and influence client requirements for PBM or specialty pharmacy services. Moreover, any standards established by these organizations could also impact our health plan clients and/or the services we provide to them.

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

Network Access Legislation - Medicare Part D and a majority of states now have some form of legislation affecting the ability to limit access to a pharmacy provider network or remove network providers. For example, certain “any willing provider” legislation may require us or our clients to admit a non-participating pharmacy if such pharmacy is willing and able to meet the plan’s price and other applicable terms and conditions for network participation. These laws could negatively impact the services and economic benefits achievable through a limited pharmacy provider network.

Also, a majority of states now have some form of legislation affecting our ability (and the health plans’ ability) to conduct audits of network pharmacies regarding claims submitted to us for payment. These laws could negatively impact our ability to recover overpayments in health care payments stemming from pharmacy audits. Lastly, several states have passed legislation regulating our ability to manage and establish maximum allowable costs (“MAC”) for generic prescription drugs. MAC methodology is a common cost management practice used by private and public payors (including CMS) to pay pharmacies for dispensing generic prescription drugs. MAC prices specify the allowable reimbursement by a PBM for a particular strength and dosage of a generic drug that is available from multiple manufacturers but sold at different prices. State legislation can regulate the disclosure of MAC prices and MAC price methodologies, the kinds of drugs that a PBM can pay at a MAC price, and the rights of pharmacies to appeal a MAC price established by a PBM. These laws could negatively impact our ability to establish MAC prices for generic drugs.

Contract Audits - We are subject to audits of many of our contracts, including our PBM client contracts, our PBM rebate contracts, our PBM network contracts, our contracts relating to Medicare Part D and the agreements our pharmacies enter into with other payors. Because some of our contracts are with state or federal governments or with entities contracted with state or federal agencies, audits of these agreements are often regulated by the federal or state agencies responsible for administering federal or state benefits programs, including those which operate Medicaid fee for service plans, Managed Medicaid plans, Medicare Part D plans or Medicare Advantage organizations.

Federal Employee Health Benefits Program - We have a contractual arrangement with carriers for the Federal Employee Health Benefits Program, such as the BlueCross BlueShield Association, to provide pharmacy services to federal employees, postal workers, annuitants, and their dependents under the Government-wide Service Benefit Plan, as authorized by the Federal Employees Health Benefits Act (“FEHBA”) and as part of the Federal Employees Health Benefits Program. These arrangements subjects us to certain aspects of FEHBA, and other federal regulations, such as the Federal Employees Health Benefits Acquisition Regulation, that otherwise are not applicable to us.

State Insurance Laws - PDPs and our PBM service contracts, including those in which we assume certain risks under performance guarantees or similar arrangements, are generally not subject to insurance regulation by the states. However, state departments of insurance are increasing their oversight of PBM activities due to legislation passing in several states requiring PBMs to register or obtain a license with the department. Rulemaking is either underway or has already taken place in a few states with the areas of focus on licensure requirements, pharmacy reimbursement for generics (MAC reimbursement) and pharmacy audits - most of which fall under the state insurance code. Additionally, some states have laws that prohibit submitting a false claim or making a false record or statement in order to secure reimbursement from an insurance company. These state laws vary, and violation of them may lead to the imposition of civil or criminal penalties.

As a PDP, SilverScript is subject to state insurance laws limited to licensure and solvency. In addition, PBM offerings of prescription drug coverage under certain risk arrangements may be subject to laws and regulations in various states. Such laws may require that the party at risk become licensed as an insurer, establish reserves or otherwise demonstrate financial viability. Laws that may apply in such cases include insurance laws and laws governing MCOs and limited prepaid health service plans.

ERISA Regulation - The Employee Retirement Income Security Act of 1974, as amended (“ERISA”), provides for comprehensive federal regulation of certain employee pension and benefit plans, including private employer and union sponsored health plans and certain other plans that contract with us to provide PBM services. In general, we assist plan sponsors in the administration of the prescription drug portion of their health benefit plans in accordance with the plan designs adopted by the plan sponsors. We do not believe that the conduct of our business subjects us to the fiduciary obligations of ERISA, except when we have specifically contracted with a plan sponsor to accept limited fiduciary responsibility, such as for the adjudication of initial prescription drug benefit claims and/or the appeals of denied claims under a plan, and with respect to the Contraceptive Coverage Mandate, one of the health reforms presently included in ACA.

In addition to its fiduciary provisions, ERISA imposes civil and criminal liability on service providers to health plans and certain other persons if certain forms of illegal remuneration are made or received. These provisions of ERISA are broadly written and their application to specific business practices is often uncertain.

Formulary and Plan Design Regulation - A number of government entities regulate the administration of prescription drug benefits. HHS regulates how Medicare Part D formularies are developed and administered, including requiring the inclusion of all drugs in certain classes and categories, subject to limited exceptions. Under ACA, CMS imposes drug coverage requirements for health plans required to cover essential health benefits, including plans offered through federal or state exchanges. Additionally, NAIC and health care accreditation agencies like NCQA and URAC have developed model acts and standards for formulary development that are often incorporated into government requirements. Many states regulate the scope of prescription drug coverage, as well as the delivery channels to receive such prescriptions, for insurers, MCOs and Medicaid managed care plans. The increasing government regulation of formularies could significantly affect our ability to develop and administer formularies, networks and other plan design features on behalf of our insurer, MCO and other clients. Similarly, some states prohibit health plan sponsors from implementing certain restrictive design features. This regulation could limit or preclude (i) limited networks, (ii) a requirement to use particular providers, (iii) copayment differentials among providers and (iv) formulary tiering practices.

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

The PBM industry has been experiencing margin pressure as a result of competitive pressures and increased client demands for lower prices, increased revenue sharing, enhanced service offerings and/or higher service levels. In that regard, we maintain contractual relationships with generic pharmaceutical manufacturers and brand name pharmaceutical manufacturers that provide for purchase discounts and/or rebates on drugs dispensed by pharmacies in our retail network and by our specialty and mail order pharmacies (all or a portion of which may be passed on to clients). Manufacturer rebates often depend on a PBM’s ability to meet contractual market share or other requirements, including in some cases the placement of a manufacturer’s products on the PBM’s formularies. If we lose our relationship with one or more pharmaceutical manufacturers, or if the discounts or rebates provided by pharmaceutical manufacturers decline, our business and financial results could be adversely affected. Further, competitive pressures in the PBM industry have resulted in our clients sharing in a larger portion of rebates and/or discounts received from pharmaceutical manufacturers. Market dynamics and regulatory changes have impacted our ability to offer plan sponsors pricing that includes the use of retail “differential” or “spread”, which could negatively impact our future profitability. Further, changes in existing federal or state laws or regulations or the adoption of new laws or regulations relating to patent term extensions, purchase discount and rebate arrangements with pharmaceutical manufacturers, or to formulary management or other PBM services could also reduce the discounts or rebates we receive. In addition, changes in federal or state laws or regulations or the adoption of new laws or regulations relating to claims processing and billing, including our ability to use MAC lists and collect transmission fees, could adversely impact our profitability.

Our retail pharmacy, specialty pharmacy and LTC pharmacy operations have also been affected by the margin pressures described above, including client demands for lower prices, generic pricing and network reimbursement pressure. In addition, as competition increases in the markets in which we operate, a significant increase in general pricing pressures could occur, and this could require us to reevaluate our pricing structures to remain competitive. A shift in the mix of our pharmacy prescription volume towards programs offering lower reimbursement rates could adversely affect our margins, including the shift in pharmacy mix towards 90-day prescriptions at retail and the shift in pharmacy mix towards Medicare Part D prescriptions.

Finally, the margins of our LTC business are further affected by the increased efforts of health care payors to negotiate reduced or capitated pricing arrangements. These actions could also adversely affect the margins of our LTC business.

Efforts to reduce reimbursement levels and alter health care financing practices.

The continued efforts of health maintenance organizations, managed care organizations, PBMs, government entities, and other third party payors to reduce prescription drug costs and pharmacy reimbursement rates, as well as litigation and other legal proceedings relating to how drugs are priced, may impact our profitability. In particular, increased utilization of generic pharmaceuticals (which normally yield a higher gross profit rate than equivalent brand named drugs) has resulted in pressure to decrease reimbursement payments to retail, specialty, LTC and mail order pharmacies for generic drugs, causing a reduction in the generic profit rate. Historically, the effect of this trend on generic profitability has been mitigated by our efforts to negotiate reduced acquisition costs of generic pharmaceuticals with manufacturers. However, in recent years, there has been significant consolidation within the generic manufacturing industry, and it is possible that this and other external factors may enhance the ability of manufacturers to sustain or increase pricing of generic pharmaceuticals and diminish our ability to negotiate reduced acquisition costs. Any inability to offset increased costs or to modify our activities to lessen the impact could have a significant adverse effect on our results of operations.

In addition, during the past several years, the United States health care industry has been subject to an increase in governmental regulation and audits at both the federal and state levels. Efforts to control health care costs, including prescription drug costs, are continuing at the federal and state government levels. Changing political, economic and regulatory influences may significantly affect health care financing and reimbursement practices. For example, we anticipate that federal and state governments will continue to review and assess alternative health care delivery systems, payment methodologies and operational requirements for health care providers, including LTC facilities and pharmacies. A change in the composition of pharmacy prescription volume toward programs offering lower reimbursement rates could negatively impact our profitability. Any action taken to repeal or replace all or significant parts of ACA could also impact our profitability, though it is unclear at this time what the full effects will be.

ACA made several significant changes to Medicaid rebates and to reimbursement. One of these changes was to revise the definition of the Average Manufacturer Price, a pricing element common to most payment formulas, and the reimbursement formula for multi-source (i.e., generic) drugs. This change has negatively affected our reimbursement. In addition, ACA made other changes that affect the coverage and plan designs that are or will be provided by many of our health plan clients, including the requirement for health insurers to meet a minimum medical loss ratio to avoid having to pay rebates to enrollees. These ACA changes may not affect our business directly, but they could indirectly impact our services and/or business practices.

A highly competitive business environment.

Each of our retail pharmacy, LTC pharmacy, retail health clinic and pharmacy services operations currently operates in a highly competitive and evolving health care environment.

The competitive success of our retail pharmacy business, as well as our specialty pharmacy operations with non-Caremark payors, is derived by their ability to establish and maintain contractual relationships with PBMs and other payors on acceptable terms in an environment where some PBM clients are considering adopting narrow or restricted retail pharmacy networks. As a pharmacy retail business, we compete with other drugstore chains, supermarkets, on-line and other discount retailers, independent pharmacies, membership clubs, convenience stores and mass merchants, some of which are aggressively expanding into markets we serve. We also face competition from other retail health clinics, as well as other mail order pharmacies and PBMs. Competition may also come from other sources in the future. Changes in market dynamics or the actions of competitors or manufacturers, including industry consolidation, the emergence of new competitors and strategic alliances, and the exclusion from new narrow or restricted networks, could materially and adversely impact us.

We could also be adversely affected if we fail to identify or effectively respond to changes in market dynamics. For example, specialty pharmacy represents a significant and growing proportion of prescription drug spending in the United States, a significant portion of which is dispensed outside of traditional retail pharmacies. Because our specialty pharmacy operations focuses on complex and high-cost medications that serve a relatively limited universe of patients, the future growth of this business depends to a significant extent upon expanding our ability to access key drugs and successfully penetrate key treatment categories.

The competitive success of our LTC pharmacy operations is dependent upon our ability to compete in each geographic region where we have operations. In the geographic regions we serve, we compete with PharMerica Corporation, our largest competitor, as well as with numerous local and regional institutional pharmacies, pharmacies owned by LTC facilities and local retail pharmacies.

The competitive success of our pharmacy services business is impacted by its ability to establish and maintain contractual relationships with network pharmacies in an environment where some PBM clients are considering adopting narrow or restricted retail pharmacy networks. Competitors in the PBM industry (e.g., Express Scripts, OptumRx, Prime Therapeutics, MedImpact and Humana), include large, national PBM companies, PBMs owned by large national health plans and smaller standalone PBMs. Competition may also come from other sources in the future. In addition, changes in the overall composition of our pharmacy networks, or reduced pharmacy access under our networks, could adversely affect our claims volume and/or our competitiveness generally.

Competitors in each of our business areas may offer services and pricing terms that we may not be willing or able to offer. Strong competition in the PBM marketplace has generated greater client demand for lower pricing, increased revenue sharing and enhanced product and service offerings. Unless we can demonstrate enhanced value to our clients through innovative product and service offerings, particularly in a rapidly changing health care industry, we may be unable to remain competitive.

Changes in U.S. policy, laws and regulations, including reform of the United States health care system.

The results of the November 2016 elections have generated uncertainty with respect to, and could result in, significant changes in legislation, regulation and government policy that could significantly impact our business and the health care and retail industries. While it is not possible to predict whether and when any such changes will occur or what form any such changes may take (including through the use of Executive Orders), specific proposals discussed during and after the election that could have a material adverse effect on our business, liquidity and results of operations include, but are not limited to, immigration policies, the repeal of all or part of ACA and other significant changes to health care system legislation as well as changes with respect to tax and trade policies, tariffs and other government regulations affecting trade between the United States and other countries.

The repeal of all or part of the ACA, significant changes to Medicaid funding or even significant destabilization of the Health Insurance Marketplaces could impact the number of Americans with health insurance and, consequently, prescription drug coverage. Even if ACA remains, significant provisions of ACA have not yet been finalized (e.g., nondiscrimination in health programs and activities, excise tax on high-cost employer-sponsored health coverage) and it is uncertain whether or in what form these provisions will be finalized. We cannot predict the effect, if any, a repeal of all or part of ACA, the implementation or failure to implement the outstanding provisions of ACA, or the enactment of new health care system legislation to replace current legislation may have on our retail pharmacy, LTC pharmacy and pharmacy services operations.

In addition, much of the branded and generic drug product that we sell in our retail, mail and specialty pharmacies, and much of the other merchandise we sell, is manufactured in whole or in substantial part outside of the United States. In most cases, the products or merchandise are imported by others and sold to us. As a result, significant changes in tax or trade policies, tariffs or trade relations between the United States and other countries, such as the disallowance of tax deductions for imported merchandise or the imposition of unilateral tariffs on imported products, could result in significant increases in our costs, restrict our access to suppliers, depress economic activity, and have a material impact on our business, liquidity and results of operations. In addition, other countries may change their business and trade policies and such changes as well as any negative sentiments towards the United States in response to increased import tariffs and other changes in U.S. trade regulations could adversely affect our business.

Finally, comprehensive tax reform is likely to be considered in the current political environment. We expect that tax reform, if enacted, could have a significant impact on the Company. Current proposals aim to lower the U.S. corporate tax rate from 35% to as low as 15% or 20%, but generally broaden the base to which the lower tax rate would apply. Many aspects of tax reform plans remain unknown though, and no proposed legislation has been filed. We cannot say with certainty if tax reform will be enacted, or how it would impact the Company.

Risks related to compliance with a broad and complex regulatory framework.

Our business is subject to numerous federal, state and local laws and regulations. See “Business - Government Regulation.” In addition, during the past several years, the United States health care industry has been subject to an increase in governmental regulation and enforcement activity at both the federal and state levels. Further, uncertainties exist regarding the application of many of these legal requirements to our business. In addition, it is possible that all, or certain provision of the current health care reform legislation may be modified, repealed or otherwise invalidated. Changes in these laws and regulations and the related interpretations and enforcement practices may require extensive system and operating changes that may be difficult to implement. Untimely compliance or noncompliance with applicable laws and regulations could adversely affect the continued operation of our business, including, but not limited to: imposition of civil or criminal penalties; significant fines or monetary penalties; suspension or disgorgement of payments from government programs; loss of required government certifications or approvals; loss of authorizations to participate in or exclusion from government reimbursement programs, such as the Medicare and Medicaid programs; or loss of registrations or licensure. The regulations to which we are subject include, but are not limited to: the laws and regulations described in the Government Regulation section; accounting standards; financial disclosure; securities laws and regulations; federal anti-trust laws; tax laws and regulations and their possible reform; laws and regulations relating to the protection of the environment and health and safety matters, including those governing exposure to, and the management and disposal of, hazardous materials and wastes; and laws and regulations of the FTC, the FCC, and the Consumer Product Safety Commission, as well as state regulatory authorities, governing the sale, advertisement and promotion of products that we sell, such as Boards of Pharmacy. The FDA, DEA and various states regulate the distribution of pharmaceuticals and controlled substances. We are required to hold valid DEA and state-level registrations and licenses, meet various security and operating standards and comply with the federal and various states’ controlled substances acts and their accompanying regulations governing the sale, marketing, packaging, holding and distribution of controlled substances. The DEA, FDA and state regulatory authorities have broad enforcement powers, including the ability to suspend our registrations and licenses, seize or recall products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations. In addition, our business interests outside of the United States are subject to the Foreign Corrupt Practices Act and other applicable domestic and international laws and regulations. We are also subject to the terms of various government agreements and mandates, including those described in the Government Regulation section. In that regard, our business, financial position and results of operations could be adversely affected by existing and new government legislative, regulatory action and enforcement activity, including, without limitation, any one or more of the following:

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

•	health care fraud and abuse laws regulations;

•
consumer protection laws affecting our health care services, our loyalty programs, our drug discount card programs, the products we sell, the informational calls we make and/or the marketing of our goods and services;

•
federal, state and local environmental, health and safety laws and regulations applicable to our business, including the management of hazardous substances, storage and transportation of hazardous materials, and various recordkeeping disclosure and procedure requirements promulgated by the Occupational Safety and Health Administration that may apply to our operations;

•	health care reform, managed care reform and plan design legislation;

•	laws against the corporate practice of medicine;

•	FDA regulation affecting the retail, LTC, specialty or PBM industry;

•	government regulation of the development, administration, review and updating of formularies and drug lists including requirements and/or limitations around formulary tiering and patient cost sharing;

•	state laws and regulations related to increased oversight of PBM activities by state departments of insurance pharmacy reimbursement for generics and pharmacy audits;

•	drug pricing legislation, including “most favored nation” pricing;

•	federal and state laws and regulations establishing or changing prompt payment requirements for payments to retail pharmacies;

•	impact of network access legislation or regulations, including “any willing provider” laws, on our ability to manage pharmacy networks;

•	ERISA and related regulations;

•	administration of Medicare Part D, including legislative changes and/or CMS rulemaking and interpretation;

•	Medicare and Medicaid regulations applicable to our business, in particular our LTC pharmacies and those of our client’s facilities;

•	ongoing compliance with consent decrees, corporate integrity agreements, corrective action plans and other agreements with government agencies;

•	insurance licensing and other insurance regulatory requirements applicable to offering Medicare Part D programs and services or other health care services; and

•	direct regulation of pharmacies or PBMs by regulatory and quasi-regulatory bodies.

The possibility of client losses and/or the failure to win new business.

Our PBM business generates net revenues primarily by contracting with clients to provide prescription drugs and related health care services to plan members. PBM client contracts often have terms of approximately three years in duration, so approximately one third of a PBM’s client base typically is subject to renewal each year. In some cases, however, PBM clients may negotiate a shorter or longer contract term or may require early or periodic renegotiation of pricing prior to expiration of a contract. Our clients are generally well informed and organized, can easily move between our competitors and often seek competing bids prior to expiration of their contracts. In addition, the reputational impact of a service-related incident could negatively affect our business. These factors, together with the impact of competitive pressures, could make it difficult for us to attract new clients, retain existing clients and cross-sell additional services. Further, the PBM industry has been affected by consolidation activity that may continue in the future. In the event one or more of our PBM clients is acquired by an entity that is not also our client, we may be unable to retain all or a portion of the acquired business. These circumstances, either individually or in the aggregate, could result in an adverse effect on our business and financial results. Therefore, we continually face challenges in competing for new PBM business and retaining or renewing our existing PBM business. With respect to our LTC business, reimbursement from skilled nursing facilities for prescriptions we dispense is determined pursuant to our agreements with those skilled nursing facilities. The termination of these agreements generally causes our ability to provide services to any of the residents of that facility to cease, resulting in the loss of revenue from any source for those residents. There can be no assurance that we will be able to win new business or secure renewal business on terms as favorable to us as the present terms.

Additionally, with respect to our retail and LTC pharmacy businesses, reimbursement under Medicare Part D, as well as reimbursement from certain private third-party payors, is determined pursuant to agreements that we negotiate with those payors or their pharmacy benefit manager representatives. The loss of those agreements, or a material change in the terms of those agreements, could negatively impact the Company. In addition, restricted networks that exclude our retail or specialty pharmacies negatively impact those businesses.

Risks related to the frequency and rate of the introduction and pricing of generic drugs and brand name prescription products.

The profitability of our business is dependent upon the utilization of prescription drug products. Utilization trends are affected by, among other factors, the introduction of new and successful prescription pharmaceuticals as well as lower-priced generic alternatives to existing brand name products, as the sale of generic alternatives normally yield higher gross margins than brand name equivalents. In addition, inflation in the price of the brand name drugs can affect utilization, particularly given the increase in high deductible health plans. Accordingly, our business could be impacted by a slowdown or delay in the number or magnitude of new and successful prescription pharmaceuticals and/or generic alternatives, as well as the pricing of brand name drugs.

The health of the economy in general and in the markets we serve.

Our business is affected by the economy and consumer confidence in general, including various economic factors, inflation and changes in consumer purchasing power, preferences and/or spending patterns. It is possible that an unfavorable, uncertain or volatile economic environment will cause a decline in drug and health care services utilization and dampen demand for pharmacy benefit management services as well as consumer demand for products sold in our retail stores. Further economic conditions including interest rate fluctuations, changes in capital market conditions and regulatory changes may affect our ability to obtain necessary financing on acceptable terms, our ability to secure suitable store locations under acceptable terms and our ability to execute sale-leaseback transactions under acceptable terms. These changes in conditions could result in an adverse effect on our business and financial results. This could be further exacerbated by the increasing prevalence of high deductible health plans and health plan designs favoring co-insurance over co-payments.

The failure or disruption of our information technology systems, our information security systems and our infrastructure to support our business and to protect the privacy and security of sensitive customer and business information.

Many aspects of our operations are dependent on our information systems and the information collected, processed, stored, and handled by these systems. We rely heavily on our computer systems to manage our ordering, pricing, point-of-sale, pharmacy fulfillment, inventory replenishment, claims processing, ExtraCare customer loyalty program, finance, human resource and other processes. Throughout our operations, we receive, retain and transmit certain confidential information, including PII that our customers and clients provide to purchase products or services, enroll in programs or services, register on our websites, interact with our personnel, or otherwise communicate with us. In addition, for these operations, we depend in part on the secure transmission of confidential information over public networks. Our information systems are subject to damage or interruption from power outages, facility damage, computer and telecommunications failures, computer viruses, security breaches including credit card or personally identifiable information breaches, coordinated cyber attacks, vandalism, catastrophic events and human error. Although we deploy a layered approach to address information security threats and vulnerabilities, including ones from a cyber security standpoint, designed to protect confidential information against data security breaches, a compromise of our information security controls or of those businesses with whom we interact, which results in confidential information being accessed, obtained, damaged, or used by unauthorized or improper persons, could harm our reputation and expose us to regulatory actions and claims from customers and clients, financial institutions, payment card associations and other persons, any of which could adversely affect our business, financial position, and results of operations. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of intrusion, we may be unable to anticipate these techniques or to implement adequate preventative measures. Moreover, a data security breach could require that we expend significant resources related to our information systems and infrastructure, and could distract management and other key personnel from performing their primary operational duties. We also could be adversely affected by any significant disruption in the systems of third parties we interact with, including key payors and vendors.

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

We dispense significant volumes of brand-name and generic drugs from our retail, LTC, specialty and mail-order pharmacies and through our PBM’s network of retail pharmacies. When increased safety risk profiles or manufacturing or other supply issues of specific drugs or classes of drugs occur, or drugs become subject to greater restrictions as controlled substances, physicians may cease writing prescriptions for these drugs or the utilization of these drugs may be otherwise reduced.

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

A disruption in our business operations could occur as a result of contamination of drugs, a failure to maintain necessary shipment and storage conditions, errors in mail order processing, the unavailability of prescription drugs provided by suppliers, labor disruptions or other unanticipated disruptions at our mail order facilities, call centers, data centers or corporate facilities, among other factors. Such disruption could reduce our ability to process and dispense prescriptions and provide products and services to our customers.

In the event any products we distribute are in limited supply for significant periods of time, our financial condition and results of operations could be materially and adversely affected.

Regulatory and business changes relating to our participation in Medicare Part D.

Medicare Part D has resulted in increased utilization and puts pressure on pharmacy gross margin rates due to regulatory and competitive pressures. Further, as a result of ACA and changes to the retiree drug subsidy rules, our PBM clients could decide to discontinue providing prescription drug benefits to their Medicare-eligible members. To the extent this occurs, the adverse effects of increasing customer migration into Medicare Part D may outweigh the benefits we realize from growth of our Medicare Part D business. In addition, if the cost and complexity of Medicare Part D exceed management’s expectations or prevent effective program implementation or administration; if changes to the regulations regarding how drug costs are reported for Medicare Part D are implemented in a manner that impacts the profitability of our Medicare Part D business; if changes to the regulations impact our ability to retain fees from third parties including network pharmacies; if the government alters Medicare program requirements or reduces funding because of the higher-than-anticipated cost to taxpayers of Medicare Part D or for other reasons; if Congress acts to reduce reinsurance thresholds from 80% to 20%; if we fail to design and maintain programs that are attractive to Medicare participants; if CMS imposes restrictions on our Medicare Part D business as a result of audits or other regulatory actions; if we fail to successfully implement corrective action or other remedial measures sufficient to prevent or remove any applicable restrictions that may be imposed by CMS; or if we are not successful in retaining enrollees, or winning contract renewals or new contracts under Medicare Part D’s competitive bidding process, our Medicare Part D services and the ability to expand our Medicare Part D services could be negatively impacted.

Possible changes in industry pricing benchmarks and drug pricing generally.

It is possible that the pharmaceutical industry or regulators may evaluate and/or develop an alternative pricing reference to replace Average Wholesale Price (“AWP”) or Wholesale Acquisition Cost (“WAC”), which are the pricing references used for many of our PBM and LTC client contracts, pharmaceutical purchase agreements, retail network contracts, specialty payor agreements and other contracts with third party payors in connection with the reimbursement of drug payments. In addition, many state Medicaid fee-for-service programs (“FFS Medicaid”) are expected to establish pharmacy network payments on the basis of Actual Acquisition Cost (“AAC”) by April 1, 2017. This move to an AAC basis in FFS Medicaid could have an impact in reimbursement practices in other commercial and government segments. Future changes to the use of AWP, WAC or to other published pricing benchmarks used to establish pharmaceutical pricing, including changes in the basis for calculating reimbursement by federal and state health programs and/or other payors, could impact the reimbursement we receive from Medicare and Medicaid programs, the reimbursement we receive from PBM clients and other payors and/or our ability to negotiate rebates and/or discounts with pharmaceutical manufacturers, wholesalers, PBMs and retail pharmacies. A failure or inability to fully offset any increased prices or costs or to modify our operations to mitigate the impact of such increases could have an adverse effect on our results of operations. Additionally, any future changes in drug prices could be significantly different than our projections. The effect of these possible changes on our business cannot be predicted at this time.

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

The success of our business depends in part on customer loyalty, superior customer service and our ability to persuade customers to frequent our retail stores and online sites and to purchase products in additional categories and our proprietary brands. Failure to timely identify or effectively respond to changing consumer preferences and spending patterns, and evolving demographic mixes in our markets, an inability to expand the products being purchased by our clients and customers, or the failure or inability to obtain or offer particular categories of products could negatively affect our relationship with our clients and customers and the demand for our products and services and could result in excess inventories of products.

We offer our retail customers proprietary brand products that are available exclusively at our retail stores and through our online retail sites. The sale of proprietary products subjects us to unique risks including potential product liability risks and mandatory or voluntary product recalls, potential supply chain and distribution chain disruptions for raw materials and finished products, our ability to successfully protect our intellectual property rights and the rights of applicable third parties, and other risks generally encountered by entities that source, market and sell private-label products. Any failure to adequately address some or all of these risks could have an adverse effect on our business, results of operations and financial condition. Additionally, an increase in the sales of our proprietary brands may negatively affect our sales of products owned by our suppliers which, consequently, could adversely impact certain of our supplier relationships. Our ability to locate qualified, economically stable suppliers who satisfy our requirements, and to acquire sufficient products in a timely and effective manner, is critical to ensuring, among other things, that customer confidence is not diminished. Any failure to develop sourcing relationships with a broad and deep supplier base could adversely affect our financial performance and erode customer loyalty.

Moreover, customer expectations and new technology advances from our competitors have required that our business evolve so that we are able to engage with our retail customers not only face-to-face in our stores but also online and via mobile and social media. Our customers are using computers, tablets, mobile phones and other electronic devices to shop in our stores and online, as well as to provide public reactions concerning each facet of our operation. If we fail to keep pace with dynamic customer expectations and new technology developments, our ability to compete and maintain customer loyalty could be adversely affected.

Finally, our specialty pharmacy business focuses on complex and high-cost medications, many of which are made available by manufacturers to a limited number of pharmacies (so-called limited distribution drugs), that serve a relatively limited universe of patients. As a result, the future growth of our specialty pharmacy business is dependent largely upon expanding our base of drugs or penetration in certain treatment categories. Any contraction of our base of patients or reduction in demand for the prescriptions we currently dispense could have an adverse effect on our business, financial condition and results of operations.

We are subject to payment-related risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability and disrupt our business operations.

We accept payments using a variety of methods, including cash, checks, credit cards, debit cards, gift cards, mobile payments and potentially other technologies in the future. Acceptance of these payment methods subjects us to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. These requirements may change in the future, which could make compliance more difficult or costly. For certain payment options, including credit and debit cards, we pay interchange and other fees, which could increase periodically thereby raising our operating costs. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, and various other forms of electronic payment. If these companies are unable to provide these services to us, or if their systems are compromised, our operations could be disrupted. The payment methods that we offer also expose us to potential fraud and theft by persons seeking to obtain unauthorized access to, or exploit any weaknesses in, the payment systems. If we fail to abide by applicable rules or requirements, or if data relating to our payment systems is compromised due to a breach or misuse, we may be responsible for any costs incurred by payment card issuing banks and other third parties or subject to fines and higher transaction fees. In addition, our reputation and ability to accept certain types of payments could each be harmed resulting in reduced sales and adverse effects on our results of operations.

We may be unable to successfully integrate companies acquired by us.

Upon the closing of any acquisition we complete, we will need to successfully integrate the products, services and related assets, as well as internal controls into our business operations. If an acquisition is consummated, the integration of the acquired business, its products, services and related assets into our company may also be complex and time-consuming and, if the integration is not fully successful, we may not achieve the anticipated benefits, operating and cost synergies or growth opportunities of an acquisition. Potential difficulties that may be encountered in the integration process include the following:

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

An inability to realize the full extent of the anticipated benefits, operating and cost synergies, innovations and operations efficiencies or growth opportunities of an acquisition, as well as any delays encountered in the integration process, could have a material adverse effect on our business and results of operation. Furthermore, these acquisitions, even if successfully integrated, may fail to further our business strategy as anticipated, expose us to increased competition or challenges with respect to our products, services or geographic markets, and expose us to additional liabilities associated with an acquired business including risks and liabilities associated with litigation involving the acquired business. Any one of these challenges or risks could impair our ability to realize any benefit from our acquisitions after we have expended resources on them.

Our outstanding debt and associated payment obligations could, among other things, limit our ability to make incremental investments in our business.

Our current debt service costs associated with our increased debt levels may dampen incremental investments in our business and limit our flexibility to respond to industry changes and market conditions. In addition, our debt level and related debt service obligations could make it more difficult or expensive for us to obtain any required future financing for working capital, capital expenditures, acquisitions or other purposes. Moreover, we may be unable to refinance existing indebtedness or otherwise access the capital markets for any reason, whether due to market conditions or otherwise. These circumstances could have a material adverse effect on our business operations and financial condition.

Risks related to the seasonality of our business.

Although the majority of our revenues, particularly pharmacy revenues, are generally not seasonal in nature, front store revenues tend to be higher during the December holiday season. Uncharacteristic or extreme weather conditions can adversely impact consumer shopping patterns as well. This could lead to lost sales, as well as increased snow removal and other costs, thereby negatively affecting our short-term results of operations. In addition, both pharmacy and front store revenues are affected by the timing and severity of the cough, cold and flu season, which is susceptible to large fluctuations from year to year, and our quarterly earnings and operating cash flows are impacted by the Medicare Part D benefit design and changes in the composition of our membership. See “Business - Pharmacy Services Seasonality.”

Risks related to litigation and other legal proceedings.

Pharmacy services, retail pharmacy and LTC pharmacy are highly regulated and litigious industries. We are currently subject to various litigation matters, investigations, audits, inspections, government inquiries, and regulatory and legal proceedings. Litigation, and particularly securities and collective or class action litigation, is often expensive and disruptive. Further, under the qui tam or “whistleblower” provisions of the federal and various state false claims acts, private citizens may bring lawsuits alleging that a violation of the federal anti-kickback statute or similar laws has resulted in the submission of “false” claims to federal and/or state health care programs, including Medicare and Medicaid. Litigation related to our provision of professional services in our pharmacies, specialty pharmacies, clinics and LTC facilities has also increased as we expand our services along the continuum of health care. We cannot predict the outcome of any of these matters, and the costs incurred may be substantial regardless of outcome. Our business, financial condition and results of operations may be adversely affected, or we may be required to materially change our business practices, as a result of such proceedings. We refer you to Item 3, “Legal Proceedings” for additional information.

The foregoing is not a comprehensive listing of all possible risks and there can be no assurance that we have correctly identified and appropriately assessed all factors affecting the business. As such, we refer you to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which includes our “Cautionary Statement Concerning Forward-Looking Statements” at the end of such section, of our Annual Report to Stockholders for the year ended December 31, 2016, which section is incorporated by reference herein.

Item 1B. Unresolved Staff Comments

There are no unresolved SEC Staff Comments.

Item 2. Properties

We lease most of our stores under long-term leases that vary as to rental amounts, expiration dates, renewal options and other rental provisions. For additional information on the amount of our rental obligations for our leases, we refer you to Note 6 “Leases” in our Annual Report to Stockholders for the year ended December 31, 2016, which section is incorporated by reference herein.

As of December 31, 2016, we owned approximately 5% of our 8,035 retail stores. Net selling space for our retail stores was approximately 79.2 million square feet as of December 31, 2016. Approximately 20% of our store base was opened or significantly remodeled within the last five years.

We lease 1,674 retail pharmacies and 79 clinics in Target stores located in 47 states and the District of Columbia.

We own nine distribution centers located in Alabama, California, Hawaii, New York, Rhode Island, South Carolina, Tennessee and Texas and lease 11 additional distribution facilities located in Arizona, Florida, Indiana, Michigan, New Jersey, Pennsylvania, Texas, Virginia and Brazil. The 20 distribution centers total approximately 9.6 million square feet as of December 31, 2016.

As of December 31, 2016, we owned five and leased 147 LTC pharmacies in 43 states and owned one LTC repackaging facility in Kentucky.

As of December 31, 2016, we owned one mail service dispensing pharmacy located in Texas and leased three additional mail order dispensing pharmacies located in Hawaii, Illinois and Pennsylvania; we leased call centers located in Missouri, Pennsylvania, Tennessee and Texas; we leased 38 onsite pharmacy stores and 23 specialty pharmacy stores, and leased 13 specialty mail order pharmacies; we leased 84 branches for infusion and enteral services, including approximately 73 ambulatory infusion suites and three centers of excellence.

We own our corporate offices located in Woonsocket, Rhode Island, which totals approximately one million square feet. In addition, we lease corporate offices in Scottsdale, Arizona, Northbrook, Illinois, Cincinnati, Ohio, Monroeville, Pennsylvania, Irving, Texas, and Sao Paulo, Brazil.

In connection with certain business dispositions completed between 1991 and 1997, we continue to guarantee lease obligations for approximately 87 former stores. We are indemnified for these guarantee obligations by the respective purchasers. These guarantees generally remain in effect for the initial lease term and any extension thereof pursuant to a renewal option provided for in the lease prior to the time of the disposition. For additional information, we refer you to Note 11 “Commitments and Contingencies” in our Annual Report to Stockholders for the year ended December 31, 2016, which section is incorporated by reference herein.

Management believes that the Company's owned and leased facilities are suitable and adequate to meet the Company’s anticipated needs. At the end of the existing lease terms, management believes the leases can be renewed or replaced by alternative space.

The following is a breakdown by state, District of Columbia, Puerto Rico and Brazil of our retail stores, pharmacies and clinics in Target stores, LTC hub and spoke pharmacies, onsite pharmacy stores, specialty pharmacy stores, specialty mail order pharmacies, mail order dispensing pharmacies and branches and centers of excellence for infusion and enteral services as of December 31, 2016:

	Retail Stores	Pharmacies within Target	LTC Hub & Spoke Pharmacies	Onsite Pharmacy Stores	Specialty Pharmacy Stores	Specialty Mail Order Pharmacies	Mail Order Dispensing Pharmacies	Infusion & Enteral Services Locations	Total
United States:
Alabama	159	22	2	1	1	—	—	1	186
Alaska	—	3	—	—	—	—	—	—	3
Arizona	152	45	2	—	1	1	—	3	204
Arkansas	15	8	2	—	—	—	—	1	26
California	878	250	9	—	3	1	—	8	1,149
Colorado	—	39	3	—	1	—	—	1	44
Connecticut	153	20	1	1	—	—	—	1	176
Delaware	17	3		—	—	—	—	—	20
District of Columbia	59	1	—	—	1	—	—	—	61
Florida	756	121	6	1	2	2	—	7	895
Georgia	312	42	2	3	1	—	—	1	361
Hawaii	63	6	—	—	1	—	1	—	71
Idaho	—	2	1	—	—	—	—	1	4
Illinois	282	88	7	1	—	1	1	2	382
Indiana	303	30	4	—	—	—	—	3	340
Iowa	20	18	2	—	—	—	—	1	41
Kansas	40	14	2	—	—	1	—	2	59
Kentucky	68	9	9	—	—	—	—	—	86
Louisiana	119	15	3	—	—	—	—	1	138
Maine	22	5	1	—	—	—	—	1	29
Maryland	182	39	2	5	—	—	—	1	229
Massachusetts	357	39	2	2	2	1	—	1	404
Michigan	250	51	4	1	—	1	—	2	309
Minnesota	61	74	6	1	—	—	—	2	144
Mississippi	52	5	1	1	—	—	—	1	60
Missouri	95	33	6	1	—	—	—	1	136
Montana	14	2	1	—	—	—	—	—	17
Nebraska	19	11	1	—	—	—	—	1	32
Nevada	87	15	2	—	—	—	—	2	106
New Hampshire	40	9	1	—	—	—	—	—	50
New Jersey	293	45	3	4	—	1	—	1	347
New Mexico	19	6	1	—	—	—	—	1	27
New York	487	73	7	—	1	—	—	7	575
North Carolina	314	49	4	2	1	1	—	3	374
North Dakota	6	—	—	—	—	—	—	—	6
Ohio	320	59	7	1	—	—	—	4	391
Oklahoma	62	15	2	—	—	—	—	1	80
Oregon	—	18	2	—	1	—	—	1	22
Pennsylvania	410	64	6	3	1	1	1	2	488
Puerto Rico	24	—	—	—	—	1	—	—	25
Rhode Island	63	4	1	—	1	—	—	1	70
South Carolina	191	19	3	1	1	—	—	2	217
South Dakota	—	3	1	—	—	—	—	—	4
Tennessee	135	27	3	1	—	1	—	3	170
Texas	684	133	10	3	2	—	1	5	838
Utah	12	13	2	—	—	—	—	1	28
Vermont	10	—	—	—	—	—	—	—	10
Virginia	283	58	7	4	1	—	—	2	355
Washington	8	30	4	—	1	—	—	2	45
West Virginia	51	6	2	—	—	—	—	—	59
Wisconsin	51	33	5	1	—	—	—	1	91
Wyoming	—	—	—	—	—	—	—	2	2
Total United States	7,998	1,674	152	38	23	13	4	84	9,986

Brazil	37	—	—	—	—	—	—	—	37
Total	8,035	1,674	152	38	23	13	4	84	10,023

Item 3. Legal Proceedings

I. Legal Proceedings

We refer you to the Note 11 “Commitments and Contingencies” contained in the “Notes to the Consolidated Financial Statements” of our Annual Report to Stockholders for the year ended December 31, 2016, which section is incorporated by reference herein.

II. Environmental Matters

Item 103 of SEC Regulation S-K requires disclosure of certain environmental legal proceedings if management reasonably believes that the proceedings involve potential monetary sanctions of $100,000 or more. The Company is in the process of negotiating with United States Environmental Protection Agency, Region 2 and the United States Department of Justice to resolve claims of alleged historical noncompliance with hazardous waste regulations in connection with three retail pharmacy locations in Puerto Rico. These proceedings are not material to the Company's business or financial position.

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Executive Officers of the Registrant

The following sets forth the name, age and biographical information for each of our executive officers as of February 9, 2017. In each case the officer’s term of office extends to the date of the board of directors meeting following the next annual meeting of stockholders of the Company. Previous positions and responsibilities held by each of the executive officers over the past five years are indicated below:

Lisa G. Bisaccia, age 60, Executive Vice President of CVS Health Corporation since March 2015 and Chief Human Resources Officer of CVS Health Corporation since January 2010; Senior Vice President of CVS Health Corporation from January 2010 through February 2015; Vice President, Human Resources of CVS Pharmacy, Inc. from September 2004 through December 2009. Ms. Bisaccia is also a member of the Board of Directors of Aramark, a leading global provider of food, facilities and uniform services.

Eva C. Boratto, age 50, Senior Vice President - Controller and Chief Accounting Officer of CVS Health Corporation since July 2013; Senior Vice President of PBM Finance from July 2010 through June 2013; Vice President, U.S. Market Finance Leader of Merck & Co., Inc. from June 2009 through June 2010.

Troyen A. Brennan, M.D., age 62, Executive Vice President and Chief Medical Officer of CVS Health Corporation since November 2008; Executive Vice President and Chief Medical Officer of Aetna, Inc. from February 2006 through November 2008.

David M. Denton, age 51, Executive Vice President and Chief Financial Officer of CVS Health Corporation since January 2010; Senior Vice President and Controller/Chief Accounting Officer of CVS Health Corporation from March 2008 until December 2009; Senior Vice President, Financial Administration of CVS Health Corporation and CVS Pharmacy, Inc. from April 2007 to March 2008. Mr. Denton is also a member of the Board of Directors of Coach, Inc., a leading retailer of premium bags and luxury accessories.

Helena B. Foulkes, age 52, Executive Vice President of CVS Health Corporation and President of CVS Pharmacy since January 2014; Executive Vice President and Chief Health Care Strategy and Marketing Officer of CVS Health Corporation from March 2011 through December 2013; Executive Vice President and Chief Marketing Officer of CVS Health Corporation from January 2009 through February 2011. Ms. Foulkes is also a member of the Board of Directors of The Home Depot, Inc., a leading home improvement retailer.

Stephen J. Gold, age 57, Executive Vice President of CVS Health Corporation since March 2015 and Chief Information Officer of CVS Health Corporation since July 2012; Senior Vice President of CVS Health Corporation from July 2012 through February 2015; Senior Vice President and Chief Information Officer of Avaya, Inc. from May 2010 through June 2012; Executive Vice President, Chief Information Officer and Chief Technology Officer of GSI Commerce, Inc. from February 2005 through April 2010.

J. David Joyner, age 52, Executive Vice President of CVS Health Corporation since March 2011 and Executive Vice President of Sales and Account Services, CVS Caremark since March 2004.

Robert O. Kraft, age 46, Executive Vice President of CVS Health Corporation and President - Omnicare since August 2015; Senior Vice President and Chief Financial Officer of Omnicare from September 2012 through August 2015; Senior Vice President - Finance of Omnicare from November 2010 through September 2012; PricewaterhouseCoopers LLP from September 1992 to November 2010, where he was a partner. Mr. Kraft is also a member of the Board of Directors of Medpace Holdings, Inc. a global clinical contract research organization providing Phase I-IV clinical development services to the biotechnology, pharmaceutical and medical device industries.

Larry J. Merlo, age 61, President and Chief Executive Officer of CVS Health Corporation since March 2011; President and Chief Operating Officer of CVS Health Corporation from May 2010 through March 2011; President of CVS Pharmacy from January 2007 through August 2011; Executive Vice President of CVS Health Corporation from January 2007 through May 2010; also a director of CVS Health Corporation since May 2010.

Thomas M. Moriarty, age 53, Executive Vice President and General Counsel of CVS Health Corporation since October 2012 and Chief Strategy Officer since March 2014; General Counsel of Celgene Corporation, a global biopharmaceutical company, from May 2012 through September 2012; General Counsel and Corporate Secretary of Medco

Health Solutions, Inc. (“Medco”), a pharmacy benefit management company, from March 2008 through April 2012; also President of Global Pharmaceutical Strategies of Medco from March 2011 through April 2012; Senior Vice President, Pharmaceutical Strategies and Solutions of Medco from September 2007 through March 2011.

Jonathan C. Roberts, age 61, Executive Vice President of CVS Health Corporation and President of CVS Caremark since September 2012; Executive Vice President of CVS Health Corporation and Chief Operating Officer of CVS Caremark from October 2010 through August 2011; Executive Vice President, Rx Purchasing, Pricing and Network Relations of CVS Health Corporation from January 2009 through October 2010.

Andrew J. Sussman, M.D., age 51, Executive Vice President of CVS Health Corporation since March 2015, Associate Chief Medical Officer of CVS Health Corporation since March 2011 and President of CVS MinuteClinic since September 2009; Senior Vice President of CVS Health Corporation from March 2011 through March 2015; Executive Vice President and Chief Operating Officer of the University of Massachusetts Memorial Medical Center, the major teaching affiliate of UMass Medical School, from May 2004 through August 2009.

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

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2016	High	$104.05	$106.10	$98.06	$88.80	$106.10
	Low	$89.65	$93.21	$88.99	$73.53	$73.53
	Cash dividends per common share	$0.425	$0.425	$0.425	$0.425	$1.70
2015	High	$104.56	$106.47	$113.45	$105.29	$113.45
	Low	$94.16	$98.74	$95.12	$91.56	$91.56
	Cash dividends per common share	$0.350	$0.350	$0.350	$0.350	$1.40

CVS Health has paid cash dividends every quarter since becoming a public company. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company’s Board of Directors. As of February 3, 2017, there were 22,164 registered shareholders according to the records maintained by our transfer agent.

The following share repurchase programs were authorized by the Company’s Board of Directors:

In billions
Authorization Date	Authorized	Remaining
November 2, 2016 (“2016 Repurchase Program”)	$15.0	$15.0
December 15, 2014 (“2014 Repurchase Program”)	$10.0	$3.2
December 17, 2013 (“2013 Repurchase Program”)	$6.0	$—

The share Repurchase Programs, each of which was effective immediately, permit the Company to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase (“ASR”) transactions, and/or other derivative transactions. The 2016 and 2014 Repurchase Programs may be modified or terminated by the Board of Directors at any time.

Pursuant to the authorization under the 2014 Repurchase Program, effective August 29, 2016, the Company entered into two fixed dollar ASRs with Barclays Bank PLC (“Barclays”) for a total of $3.6 billion. Upon payment of the $3.6 billion purchase price on January 6, 2017, the Company received a number of shares of its common stock equal to 80% of the $3.6 billion notional amount of the ASRs or approximately 36.1 million shares at a price of $80.34 per share, which were placed into treasury stock in January 2017. At the conclusion of the ASRs, the Company may receive additional shares equal to the remaining 20% of the $3.6 billion notional amount. The ultimate number of shares the Company may receive will fluctuate based on changes in the daily volume-weighted average price of the Company's stock over a period beginning on January 6, 2017 and ending on or before July 6, 2017. If the mean daily volume-weighted average price of the Company's common stock, less a discount (the “forward price”), during the ASRs falls below $80.34 per share, the Company will receive a higher number of shares from Barclays. If the forward price rises above $80.34 per share, the Company will either receive fewer shares from Barclays or, potentially have an obligation to Barclays which, at the Company's option, could be settled in additional cash or by issuing shares. Under the terms of the ASRs, the maximum number of shares that could be received or delivered is 90.1 million.

Pursuant to the authorization under the 2014 Repurchase Program, effective December 11, 2015, the Company entered into a $725 million fixed dollar ASR with Barclays. Upon payment of the $725 million purchase price on December 14, 2015, the Company received a number of shares of its common stock equal to 80% of the $725 million notional amount of the ASR or approximately 6.2 million shares. The initial 6.2 million shares of common stock delivered to the Company by Barclays were placed into treasury stock in December 2015. The ASR was accounted for as an initial treasury stock transaction of $580 million and a forward contract of $145 million. The forward contract was classified as an equity instrument and was recorded within capital surplus on the consolidated balance sheet. On January 28, 2016, the Company received 1.4 million shares of common stock, representing the remaining 20% of the $725 million notional amount of the ASR, thereby concluding the ASR. The remaining 1.4 million shares of common stock delivered to the Company by Barclays were placed into treasury stock in January 2016 and the forward contract was reclassified from capital surplus to treasury stock.

Pursuant to the authorization under the 2013 Repurchase Program, effective January 2, 2015, the Company entered into a $2.0 billion fixed dollar ASR agreement with J.P. Morgan Chase Bank (“JP Morgan”). Upon payment of the $2.0 billion purchase price on January 5, 2015, the Company received a number of shares of its common stock equal to 80% of the $2.0 billion notional amount of the ASR agreement or approximately 16.8 million shares, which were placed into treasury stock in January 2015. On May 1, 2015, the Company received approximately 3.1 million shares of common stock, representing the remaining 20% of the $2.0 billion notional amount of the ASR, thereby concluding the ASR. The remaining 3.1 million shares of common stock delivered to the Company by JP Morgan were placed into treasury stock in May 2015. The ASR was accounted for as an initial treasury stock transaction of $1.6 billion and a forward contract of $0.4 billion. The forward contract was classified as an equity instrument and was initially recorded within capital surplus on the consolidated balance sheet and was reclassified to treasury stock upon the settlement of the ASR in May 2015.

In the ASR transactions described above, the initial repurchase of the shares and delivery of the remainder of the shares to conclude the ASR, resulted in an immediate reduction of the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share.

During the year ended December 31, 2016, the Company repurchased an aggregate of 47.5 million shares of common stock for approximately $4.5 billion under the 2014 Repurchase Program. As of December 31, 2016, there remained an aggregate of approximately $18.2 billion available for future repurchases under the 2016 and 2014 Repurchase Programs, $3.6 billion of which was used for the ASR effective January 6, 2017 described previously. As of December 31, 2015, the 2013 Repurchase Program was complete.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2016 through October 31, 2016	—	$—	—	$3,691,002,299
November 1, 2016 through November 30, 2016	5,425,000	$75.11	5,425,000	$18,283,540,767
December 1, 2016 through December 31, 2016	700,000	$75.91	700,000	$18,230,407,177
	6,125,000		6,125,000

Item 6. Selected Financial Data

The selected consolidated financial data of CVS Health Corporation as of and for the periods indicated in the five-year period ended December 31, 2016 have been derived from the consolidated financial statements of CVS Health Corporation. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and the audit reports of Ernst & Young LLP, which are incorporated elsewhere herein.

In millions, except per share amounts	2016	2015	2014	2013	2012
Statement of operations data:
Net revenues	$177,526	$153,290	$139,367	$126,761	$123,120
Gross profit	28,857	26,528	25,367	23,783	22,488
Operating expenses	18,519	17,074	16,568	15,746	15,278
Operating profit	10,338	9,454	8,799	8,037	7,210
Interest expense, net	1,058	838	600	509	557
Loss on early extinguishment of debt	643	—	521	—	348
Income tax provision	3,317	3,386	3,033	2,928	2,436
Income from continuing operations	5,320	5,230	4,645	4,600	3,869
Income (loss) from discontinued
operations, net of tax	(1)	9	(1)	(8)	(7)
Net income	5,319	5,239	4,644	4,592	3,862
Net (income) loss attributable to
noncontrolling interest	(2)	(2)	—	—	2
Net income attributable to CVS Health	$5,317	$5,237	$4,644	$4,592	$3,864
Per common share data:
Basic earnings per common share:
Income from continuing operations attributable to CVS Health	$4.93	$4.65	$3.98	$3.78	$3.05
Income (loss) from discontinued operations attributable to CVS Health	$—	$0.01	$—	$(0.01)	$(0.01)
Net income attributable to CVS Health	$4.93	$4.66	$3.98	$3.77	$3.04
Diluted earnings per common share:
Income from continuing operations attributable to CVS Health	$4.91	$4.62	$3.96	$3.75	$3.02
Income (loss) from discontinued operations attributable to CVS Health	$—	$0.01	$—	$(0.01)	$(0.01)
Net income attributable to CVS Health	$4.90	$4.63	$3.96	$3.74	$3.02
Cash dividends per common share	$1.70	$1.40	$1.10	$0.90	$0.65
Balance sheet and other data:
Total assets(1)	$94,462	$92,437	$73,202	$70,550	$65,474
Long-term debt	$25,615	$26,267	$11,630	$12,767	$9,079
Total shareholders’ equity	$36,834	$37,203	$37,963	$37,938	$37,653
Number of stores (at end of year)	9,750	9,681	7,866	7,702	7,508

(1)
As of January 1, 2016, the Company early adopted Accounting Standard Update No. 2015-17, Income Taxes (Topic 740) issued by the Financial Accounting Standards Board in November 2015. The effect of the retrospective adoption on the Company’s historical consolidated balance sheets is a reduction in current assets and deferred income taxes of $1.2 billion, $985 million, $902 million and $693 million as of December 31, 2015, 2014, 2013 and 2012, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We refer you to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which includes our “Cautionary Statement Concerning Forward-Looking Statements” at the end of such section of our Annual Report to Stockholders for the year ended December 31, 2016, which section is incorporated by reference herein.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2016, the Company did not have any interest rate, foreign currency exchange rate or commodity derivative instruments in place and believes that as of December 31, 2016 its exposure to interest rate risk (inherent in the Company's debt portfolio), foreign currency exchange rate risk and commodity price risk is not material.

Item 8. Financial Statements and Supplementary Data

We refer you to the “Consolidated Statements of Income,” “Consolidated Statements of Comprehensive Income,” “Consolidated Balance Sheets,” “Consolidated Statements of Shareholders’ Equity,” “Consolidated Statements of Cash Flows,” “Notes to Consolidated Financial Statements,” and “Report of Independent Registered Public Accounting Firm” of our Annual Report to Stockholders for the year ended December 31, 2016, which sections are incorporated by reference herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (f) and 15d-15(f) under the Securities Exchange Act of 1934) as of December 31, 2016, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective at a reasonable assurance level and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Internal control over financial reporting: We refer you to “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” of our Annual Report to Stockholders for the fiscal year ended December 31, 2016, which are incorporated by reference herein, for management’s report on the Company’s internal control over financial reporting and the Independent Registered Public Accounting Firm’s report with respect to the effectiveness of internal control over financial reporting.

Changes in internal control over financial reporting: On August 18, 2015, the Company completed its acquisition of Omnicare and on December 16, 2015, the Company completed its acquisition of the pharmacies and clinics of Target. During the three months ended December 31, 2016, the Company completed the process of integrating the applicable internal controls for each business into its internal control over financial reporting for the rest of the Company. Other than the foregoing, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

No events have occurred during the fourth quarter that would require disclosure under this item.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We refer you to our Proxy Statement for the 2017 Annual Meeting of Stockholders under the captions “Committees of the Board,” “Code of Conduct,” “Director Nominations,” “Audit Committee Report,” “Biographies of our Board Nominees,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which sections are incorporated by reference herein. Biographical information on our executive officers is contained in Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation

We refer you to our Proxy Statement for the 2017 Annual Meeting of Stockholders under the captions “Executive Compensation and Related Matters,” including “Compensation Discussion & Analysis” and “Management Planning and Development Committee Report,” which sections are incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We refer you to our Proxy Statement for the 2017 Annual Meeting of Stockholders under the captions “Share Ownership of Directors and Certain Executive Officers,” and “Share Ownership of Principal Stockholders” which sections are incorporated by reference herein, for information concerning security ownership of certain beneficial owners and management and related stockholder matters.

The following table summarizes information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2016.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (1)
Equity compensation plans approved by stockholders	23,275	$68.60	17,645
Equity compensation plans not approved by stockholders	—	—	—
Total	23,275	$68.60	17,645

(1)	Shares in thousands.

Item 13. Certain Relationships and Related Transactions and Director Independence

We refer you to our Proxy Statement for the 2017 Annual Meeting of Stockholders under the caption “Independence Determinations for Directors” and “Certain Transactions with Directors and Officers,” which sections are incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

We refer you to our Proxy Statement for the 2017 Annual Meeting of Stockholders under the caption “Item 2: Ratification of Appointment of Independent Registered Public Accounting Firm,” which section is incorporated by reference herein.

PART IV

Item 15. Exhibits and Financial Statement Schedules

A. Documents filed as part of this report:

1.                      Financial Statements:

The following financial statements are incorporated by reference from our Annual Report to Stockholders for the fiscal year ended December 31, 2016, as provided in Item 8 hereof:

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

3.1F*
Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report On Form 8-K dated May 13, 2013; Commission File No. 001-01011).

3.1G*
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

10.13	Credit Agreement dated as of January 3, 2017, by and among the Registrant, the lenders party thereto, and Barclays Bank PLC, as Administrative Agent.

10.14*
The Registrant’s Supplemental Retirement Plan for Select Senior Management I as amended and restated in December 2008 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009; Commission File No. 001-01011).

10.15*
The Registrant’s 1996 Directors Stock Plan, as amended and restated November 5, 2002 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002; Commission File No. 001-01011).

10.16*
The Registrant’s 1997 Incentive Compensation Plan as amended through December 2008 (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009; Commission File No. 001-01011).

10.17*
Caremark Rx, Inc. 2004 Incentive Stock Plan (incorporated by reference to Exhibit 99.2 of the Registrant’s Registration Statement No. 333-141481 on Form S-8 filed March 22, 2007; Commission File No. 011-01011).

10.18*
The Registrant’s Deferred Stock Compensation Plan, as amended (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015; Commission File No. 001-01011).

10.19	The Registrant’s Deferred Compensation Plan, as amended.

10.20*
The Registrant’s 2010 Incentive Compensation Plan, as amended through January 15, 2013 (incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement on Form 14A filed March 27, 2015; Commission File No. 001-01011).

10.21*
The Registrant’s 2007 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015; Commission File No. 001-01011).

10.22	The Registrant’s 2016 Management Incentive Plan.

10.23	The Registrant’s 2016 Executive Incentive Plan.

10.24*
The Registrant’s Long-Term Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013; Commission File No. 001-01011).

10.25	The Registrant’s Partnership Equity Program, as amended.

10.26*
The Registrant’s Severance Plan for Non-Store Employees amended as of January 2015 (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015; Commission File No. 001-01011).

10.27	The Registrant’s Performance-Based Restricted Stock Unit Plan, as amended.

10.28*
Form of Enterprise Non-Competition, Non-Disclosure and Developments Agreement between the Registrant and certain of the Registrant’s executive officers (incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013; Commission File No. 001-01011).

10.29*
Universal 409A Definition Document, as amended (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015; Commission File No. 001-01011).

10.30*
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

10.35*
Amended and Restated Employment Agreement dated as of December 22, 2008 between the Registrant and the Registrant’s President and Chief Executive Officer (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008; Commission File No. 001-01011).

10.36*
Amendment dated December 21, 2012 to the Amended and Restated Employment Agreement dated as of December 22, 2008 between the Registrant and the Registrant’s President and Chief Executive Officer (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012; Commission File No. 001-01011).

10.37	Form of Non-Qualified Stock Option Agreement between the Registrant and the Registrant’s President and Chief Executive Officer.

10.38	Form of Restricted Stock Unit Agreement between the Registrant and the Registrant’s President and Chief Executive Officer.

10.39*
Amendment dated January 22, 2015 to Nonqualified Stock Option Agreements between the Registrant and the Registrant’s President and Chief Executive Officer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 20, 2015; Commission File No. 001-01011).

10.40*
Change in Control Agreement dated December 22, 2008 between the Registrant and the Registrant’s Executive Vice President and Chief Financial Officer (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010; Commission File No. 001-01011).

10.41*
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

10.44	Restricted Stock Unit Agreement dated April 1, 2016 between the Registrant and the Registrant’s Executive Vice President and President of CVS Caremark.

10.45	Restrictive Covenant Agreement dated May 20, 2016 between the Registrant and the Registrant’s Executive Vice President and President of CVS Caremark.

10.46*
Change in Control Agreement dated December 22, 2008 between the Registrant and the Registrant’s Executive Vice President and President of CVS Pharmacy (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014; Commission File No. 001-01011).

10.47*
Amendment dated as of December 31, 2012 to the Change in Control Agreement between the Registrant and the Registrant’s Executive Vice President and President of CVS Pharmacy (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014; Commission File No. 001-01011).

10.48*
Change in Control Agreement dated October 1, 2012 between the Registrant and the Registrant’s Executive Vice President, Chief Strategy Officer and General Counsel (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015; Commission File No. 001-01011).

10.49*
Restrictive Covenant Agreement dated June 1, 2014 between the Registrant and the Registrant’s Executive Vice President, Chief Strategy Officer and General Counsel (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015; Commission File No. 001-01011).

13	Portions of the 2016 Annual Report to Stockholders of CVS Health Corporation, which are specifically designated in this Form 10-K as being incorporated by reference.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the CVS Health Corporation Annual Report on Form 10-K for the year ended December 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CVS HEALTH CORPORATION

Date: February 9, 2017	By:	/s/ DAVID M. DENTON
David M. Denton
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ RICHARD M. BRACKEN	Director	February 9, 2017
Richard M. Bracken

/s/ C. DAVID BROWN II	Director	February 9, 2017
C. David Brown II

/s/ EVA C. BORATTO	Senior Vice President - Controller and Chief Accounting Officer (Principal Accounting Officer)	February 9, 2017
Eva C. Boratto

/s/ ALECIA A. DECOUDREAUX	Director	February 9, 2017
Alecia A. DeCoudreaux

/s/ DAVID M. DENTON	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 9, 2017
David M. Denton

/s/ NANCY-ANN M. DEPARLE	Director	February 9, 2017
Nancy-Ann M. DeParle

/s/ DAVID W. DORMAN	Chairman of the Board and Director	February 9, 2017
David W. Dorman

Director
Anne M. Finucane

/s/ LARRY J. MERLO	President and Chief Executive Officer (Principal Executive Officer) and Director	February 9, 2017
Larry J. Merlo

/s/ JEAN-PIERRE MILLON	Director	February 9, 2017
Jean-Pierre Millon

/s/ RICHARD J. SWIFT	Director	February 9, 2017
Richard J. Swift

/s/ WILLIAM C. WELDON	Director	February 9, 2017
William C. Weldon

/s/ TONY L. WHITE	Director	February 9, 2017
Tony L. White