Form 10-Q
period 2017-03-31
CVS HEALTH Corp
filed 2017-05-02
CIK 64803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to                   .

Commission File Number 001‑01011

CVS HEALTH CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	05‑0494040
(State of Incorporation)	(I.R.S. Employer Identification Number)

One CVS Drive, Woonsocket, Rhode Island 02895

(Address of principal executive offices)

Registrant’s telephone number, including area code: (401) 765‑1500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Common Stock, $0.01 par value, issued and outstanding at April 26, 2017:

1,018,795,398 shares

Part I	Item 1

CVS Health Corporation

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	March 31,
In millions, except per share amounts	2017	2016

Net revenues	$44,514	$43,215
Cost of revenues	37,934	36,471
Gross profit	6,580	6,744
Operating expenses	4,787	4,559
Operating profit	1,793	2,185
Interest expense, net	252	283
Other expense	7	9
Income before income tax provision	1,534	1,893
Income tax provision	572	746
Income from continuing operations	962	1,147
Loss from discontinued operations, net of tax	(9)	—
Net income	953	1,147
Net income attributable to noncontrolling interest	(1)	(1)
Net income attributable to CVS Health	$952	$1,146

Basic earnings per share:
Income from continuing operations attributable to CVS Health	$0.93	$1.04
Loss from discontinued operations attributable to CVS Health	$(0.01)	$—
Net income attributable to CVS Health	$0.92	$1.04
Weighted average shares outstanding	1,030	1,092
Diluted earnings per share:
Income from continuing operations attributable to CVS Health	$0.92	$1.04
Loss from discontinued operations attributable to CVS Health	$(0.01)	$—
Net income attributable to CVS Health	$0.92	$1.04
Weighted average shares outstanding	1,035	1,099
Dividends declared per share	$0.50	$0.425

See accompanying notes to condensed consolidated financial statements.

CVS Health Corporation

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
In millions	2017	2016

Net income	$953	$1,147
Other comprehensive income:
Foreign currency translation adjustments, net of tax	8	18
Net cash flow hedges, net of tax	1	1
Total other comprehensive income	9	19
Comprehensive income	962	1,166
Comprehensive income attributable to noncontrolling interest	(1)	(1)
Comprehensive income attributable to CVS Health	$961	$1,165

See accompanying notes to condensed consolidated financial statements.

CVS Health Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
In millions, except per share amounts	2017	2016

Assets:
Cash and cash equivalents	$2,217	$3,371
Short-term investments	85	87
Accounts receivable, net	12,114	12,164
Inventories	14,306	14,760
Other current assets	735	660
Total current assets	29,457	31,042
Property and equipment, net	10,057	10,175
Goodwill	38,263	38,249
Intangible assets, net	13,390	13,511
Other assets	1,503	1,485
Total assets	$92,670	$94,462

Liabilities:
Accounts payable	$7,344	$7,946
Claims and discounts payable	9,453	9,451
Accrued expenses	8,680	6,937
Short-term debt	1,768	1,874
Current portion of long-term debt	43	42
Total current liabilities	27,288	26,250
Long-term debt	25,622	25,615
Deferred income taxes	4,214	4,214
Other long-term liabilities	1,704	1,549

Shareholders’ equity:
CVS Health shareholders’ equity:
Preferred stock, par value $0.01: 0.1 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01: 3,200 shares authorized; 1,707 shares issued and 1,027 shares outstanding at March 31, 2017 and 1,705 shares issued and 1,061 shares outstanding at December 31, 2016	17	17
Treasury stock, at cost: 679 shares at March 31, 2017 and 643 shares at December 31, 2016	(36,306)	(33,452)
Shares held in trust: 1 share at March 31, 2017 and December 31, 2016	(31)	(31)
Capital surplus	31,034	31,618
Retained earnings	39,419	38,983
Accumulated other comprehensive income (loss)	(296)	(305)
Total CVS Health shareholders’ equity	33,837	36,830
Noncontrolling interest	5	4
Total shareholders’ equity	33,842	36,834
Total liabilities and shareholders’ equity	$92,670	$94,462

See accompanying notes to condensed consolidated financial statements.

CVS Health Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
In millions	2017	2016

Cash flows from operating activities:
Cash receipts from customers	$43,913	$41,482
Cash paid for inventory and prescriptions dispensed by retail network pharmacies	(36,178)	(35,575)
Cash paid to other suppliers and employees	(3,823)	(2,934)
Interest received	6	5
Interest paid	(328)	(378)
Income taxes paid	(57)	(161)
Net cash provided by operating activities	3,533	2,439

Cash flows from investing activities:
Purchases of property and equipment	(457)	(598)
Proceeds from sale of property and equipment and other assets	5	2
Acquisitions (net of cash acquired) and other investments	(110)	(51)
Purchase of available-for-sale investments	—	(36)
Maturity of available-for-sale investments	8	50
Net cash used in investing activities	(554)	(633)

Cash flows from financing activities:
Decrease in short-term debt	(106)	—
Purchase of noncontrolling interest in subsidiary	—	(39)
Dividends paid	(516)	(470)
Proceeds from exercise of stock options	121	104
Payments for taxes related to net share settlement of equity awards	(11)	(12)
Repurchase of common stock	(3,621)	(2,066)
Other	—	(4)
Net cash used in financing activities	(4,133)	(2,487)
Effect of exchange rate changes on cash and cash equivalents	—	1
Net decrease in cash and cash equivalents	(1,154)	(680)
Cash and cash equivalents at the beginning of the period	3,371	2,459
Cash and cash equivalents at the end of the period	$2,217	$1,779

Reconciliation of net income to net cash provided by operating activities:
Net income	$953	$1,147
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	619	617
Stock-based compensation	55	57
Deferred income taxes and other noncash items	14	17
Change in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	48	(1,131)
Inventories	456	89
Other current assets	(74)	106
Other assets	(1)	(52)
Accounts payable and claims and discounts payable	(539)	798
Accrued expenses	1,848	768
Other long-term liabilities	154	23
Net cash provided by operating activities	$3,533	$2,439

See accompanying notes to condensed consolidated financial statements.

CVS Health Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CVS Health Corporation and its subsidiaries (collectively, “CVS Health” or the “Company”) have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. In accordance with such rules and regulations, certain information and accompanying note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in Exhibit 13 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2016 (“2016 Form 10‑K”).

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

As of March 31, 2017, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and the contingent consideration liability included in accrued expenses approximated their fair value due to the nature of these financial instruments. The Company invests in money market funds, commercial paper and time deposits that are classified as cash and cash equivalents within the accompanying condensed consolidated balance sheets, as these funds are highly liquid and readily convertible to known amounts of cash. These investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company’s short-term investments of $85 million at March 31, 2017 consist of certificates of deposit with initial maturities of greater than three months when purchased that mature within one year from the balance sheet date. These investments, which are classified within Level 1 of the fair value hierarchy, are carried at fair value, which approximated historical cost at March 31, 2017. The carrying amount and estimated fair value of the Company’s total long-term debt was $25.7 billion and $26.6 billion, respectively, as of March 31, 2017. The fair value of the Company’s long-term debt was estimated based on quoted prices currently offered in active markets for the Company’s debt, which is considered Level 1 of the fair value hierarchy.

Related Party Transactions

The Company has an equity method investment in SureScripts, LLC (“SureScripts”), which operates a clinical health information network. The Pharmacy Services and Retail/LTC segments utilize this clinical health information network in providing services to its client plan members and retail customers. The Company expensed fees for the use of this network of approximately $17 million and $13 million in the three months ended March 31, 2017 and 2016, respectively. The Company’s investment in and equity in earnings of SureScripts for all periods presented is immaterial.

The Company has an equity method investment in Heartland Healthcare Services (“Heartland”). Heartland operates several long-term care pharmacies in four states. Heartland paid the Company approximately $40 million and $38 million for pharmaceutical inventory purchases during the three months ended March 31, 2017 and 2016, respectively. Additionally, the Company performs certain collection functions for Heartland and then passes those customer cash collections to Heartland. The Company’s investment in Heartland as of March 31, 2017 and December 31, 2016 and equity in earnings of Heartland for the three months ended March 31, 2017 and 2016 is immaterial.

Discontinued Operations

In connection with certain business dispositions completed between 1991 and 1997, the Company retained guarantees on store lease obligations for a number of former subsidiaries, including Bob’s Stores and Linens ‘n Things, both of which subsequently filed for bankruptcy. See “Note 8 – Commitments and Contingencies” to the condensed consolidated financial statements. The Company’s loss from discontinued operations includes lease-related costs which the Company believes it will likely be required to satisfy pursuant to its lease guarantees.

New Accounting Pronouncements Recently Adopted

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, Inventory, which amends Accounting Standard Codification (“ASC”) Topic 330. This ASU simplifies current accounting treatments by requiring entities to measure most inventories at “the lower of cost and net realizable value” rather than using lower of cost or market. This guidance does not apply to inventories measured using the last-in, first-out method or the retail inventory method. The Company adopted this standard effective January 1, 2017. The adoption of this new guidance did not have any impact on the Company’s condensed consolidated results of operations, financial position or cash flows.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends the accounting for certain aspects of shared-based payments to employees in ASC Topic 718, Compensation - Stock Compensation. The new guidance eliminates the accounting for any excess tax benefits and deficiencies through equity. The new guidance requires all excess tax benefits and deficiencies related to employee share-based compensation arrangements to be recorded in the income statement. This aspect of the new guidance is required to be applied prospectively. The new guidance also requires the presentation of excess tax benefits on the statement of cash flows as an operating activity rather than a financing activity, a change which may be applied prospectively or retrospectively. The new guidance further provides an accounting policy election to account for forfeitures as they occur rather than utilizing the estimated amount of forfeitures at the time of issuance. The Company adopted this new guidance effective January 1, 2017. The primary impact of adopting this new guidance was the recognition of excess tax benefits in the income statement instead of recognizing them in equity. This new income statement guidance was adopted on a prospective basis. As a result, a discrete tax benefit of $19 million was recognized in the income tax provision in the three months ended March 31, 2017.

The Company elected to retrospectively adopt the new guidance on the presentation of excess tax benefits in the statement of cash flows. As a result, the following is a reconciliation of the effect of the reclassification of the excess tax benefits on the Company’s condensed consolidated statement of cash flows for the three months ended March 31, 2016:

	As Previously
In millions	Reported	Adjustments	As Revised
Cash paid to other suppliers and employees	$(2,961)	$27	$(2,934)
Net cash provided by operating activities	2,412	27	2,439
Excess tax benefits from stock-based compensation	27	(27)	—
Net cash used in financing activities	(2,460)	(27)	(2,487)
Reconciliation of net income to net cash provided by operating activities:
Accrued expenses	741	27	768

The Company elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. None of the other provisions in this new guidance had a material impact on the Company’s condensed consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which amends ASC Topic 715, Compensation – Retirement Benefits. ASU 2017-17 requires entities to disaggregate the current service cost component from the other components of net benefit cost and present it with other current compensation costs for related employees in the income statement and present the other components of net benefit cost elsewhere in the income statement and outside of operating income. Only the service cost component of net benefit cost is eligible for capitalization. The guidance is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted as of the beginning of any annual periods for which an entity’s financial statements have not been issued. Entities are required to retrospectively apply the requirement for a separate presentation in the income statement of service costs and other components of net benefit cost and prospectively adopt the requirement to limit the capitalization of benefit costs to the service component. The Company adopted the income statement presentation aspects of this new guidance on a retrospective basis during the three months ended March 31, 2017. Nearly all of the Company’s net benefit costs for the Company’s defined benefit pension and postretirement plans do not contain a service cost component as most of these defined benefit plans have been frozen for an extended period of time. The following is a reconciliation of the effect of the reclassification of the net benefit cost from operating expenses to other expense in the Company’s condensed consolidated statement of income for the three months ended March 31, 2016:

	As Previously
In millions	Reported	Adjustments	As Revised
Operating expenses	$4,568	$(9)	$4,559
Operating profit	2,176	9	2,185
Other expense	—	9	9

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which amends ASC Topic 350, Intangibles – Goodwill and Other. This ASU requires the Company to perform its annual, or applicable interim, goodwill impairment test by comparing the fair value of each reporting unit with its carrying amount. An impairment charge must be recognized at the amount by which the carrying amount exceeds the fair value of the reporting unit; however, the charge recognized should not exceed the total amount of goodwill allocated to that reporting unit. Income tax effects resulting from any tax deductible goodwill should be considered when measuring a goodwill impairment loss, if applicable. The guidance in ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company elected to early adopt this standard as of January 1, 2017. The adoption of this guidance did not have any impact on the Company’s condensed consolidated results of operations, financial position or cash flows.

New Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In March 2016, the FASB issued ASU 2016-08, “Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net),” which amends the principal-versus-agent implementation guidance and in April 2016 the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing,” which amends the guidance in those areas in the new revenue recognition standard. Both ASU's were issued in response to feedback received from the FASB-International Accounting Standards Board joint revenue recognition transition resource group. This new standard could impact the timing and amounts of revenue recognized. The new revenue standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning January 1, 2018. Early adoption of the standard in 2017 is permitted; however, the Company does not intend to early adopt the new standard. Companies have the option of using either a full retrospective or a modified retrospective approach to adopt the guidance. The Company formed a project team to assess and implement the new standard. While the Company is continuing to assess all of the potential impacts of the new standard including the potential impact from recent acquisitions, the Company does not expect the implementation of the standard will have a material effect on the Company's consolidated results of operations, cash flows or financial position. The new standard will however require more extensive revenue-related disclosures. The Company intends to adopt the new standard on a modified retrospective basis.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Lessees will be required to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, a dual model was retained, requiring leases to be classified as either operating or finance leases. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model (e.g., certain definitions, such as initial direct costs, have been updated) and the new revenue recognition standard. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company believes that the new standard will have a material impact on its consolidated balance sheet. The Company is currently evaluating the effect that implementation of this standard will have on the Company's consolidated results of operations, cash flows, financial position and related disclosures.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, which amends ASC Topic 230. This ASU requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer be required to present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. Entities will also have to disclose the nature of their restricted cash and restricted cash equivalent balances. The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted. Entities are required to apply the guidance retrospectively. The Company is currently evaluating the effect of adopting this new accounting guidance.

Note 2 – Share Repurchase Programs

During the three months ended March 31, 2017, the Company had the following outstanding share repurchase programs that were authorized by the Company’s Board of Directors:

In billions

Authorization Date	Authorized	Remaining
November 2, 2016 (“2016 Repurchase Program”)	$15.0	$14.6
December 15, 2014 (“2014 Repurchase Program”)	$10.0	$—

The 2014 and 2016 Repurchase Programs, which were effective immediately, permit the Company to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase transactions, and/or other derivative transactions. The repurchase programs may be modified or terminated by the Board of Directors at any time.

During the three months ended March 31, 2017, the Company repurchased an aggregate of approximately 36.1 million shares of common stock for approximately $3.6 billion pursuant to the 2014 and 2016 Repurchase Programs. This activity includes the accelerated share repurchase agreements (“ASR”) described below.

Pursuant to the authorization under the 2014 Repurchase Program, effective August 29, 2016, the Company entered into two fixed dollar ASRs with Barclays Bank PLC (“Barclays”) for a total of $3.6 billion. Upon payment of the $3.6 billion purchase price on January 6, 2017, the Company received a number of shares of its common stock equal to 80% of the $3.6 billion notional amount of the ASRs or approximately 36.1 million shares, which were placed into treasury stock in January 2017. The ASR was accounted for as an initial treasury stock transaction for $2.9 billion and a forward contract for $0.7 billion. The forward contract was classified as an equity instrument and was recorded within capital surplus on the condensed consolidated balance sheet as of March 31, 2017. In April 2017, the Company received 9.9 million shares of common stock, representing the remaining 20% of the $3.6 billion notional amount of the ASR, thereby concluding the ASR. The remaining 9.9 million shares of common stock delivered to the Company by Barclays were placed into treasury stock and the forward contract was reclassified from capital surplus to treasury stock in April 2017.

At the time they were received, the initial and final receipt of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share.

Note 3 – Accumulated Other Comprehensive Income

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

Changes in accumulated other comprehensive income (loss) by component is shown on the below:

	Three Months Ended March 31, 2017 (1)
			Pension and
		Losses on	Other
	Foreign	Cash Flow	Postretirement
In millions	Currency	Hedges	Benefits	Total
Balance, December 31, 2016	$(127)	$(5)	$(173)	$(305)
Other comprehensive income before reclassifications	8	—	—	8
Amounts reclassified from accumulated other comprehensive income (2)	—	1	—	1
Net other comprehensive income	8	1	—	9
Balance, March 31, 2017	$(119)	$(4)	$(173)	$(296)

	Three Months Ended March 31, 2016 (1)
			Pension and
		Losses on	Other
	Foreign	Cash Flow	Postretirement
	Currency	Hedges	Benefits	Total
Balance, December 31, 2015	$(165)	$(7)	$(186)	$(358)
Other comprehensive income before reclassifications	18	—	—	18
Amounts reclassified from accumulated other comprehensive income (2)	—	1	—	1
Net other comprehensive income	18	1	—	19
Balance, March 31, 2016	$(147)	$(6)	$(186)	$(339)

(1)	All amounts are net of tax.
(2)

The amounts reclassified from accumulated other comprehensive income for losses on cash flow hedges are recorded within interest expense, net on the condensed consolidated statement of income. The amounts reclassified from accumulated other comprehensive income for pension and other postretirement benefits are included in other expense on the condensed consolidated statement of income.

Note 4 – Store Closures

In December 2016, the Company announced an enterprise streamlining initiative designed to reduce costs and enhance operating efficiencies to allow the Company to be more competitive in the current healthcare environment. In connection with the enterprise streamlining initiative, the Company announced its intention to rationalize the number of retail stores by closing approximately 70 underperforming stores during the year ending December 31, 2017. During the three months ended March 31, 2017, the Company closed 60 retail stores and recorded a charge of $199 million within operating expenses in the Retail/LTC Segment which is primarily comprised of a provision for the present value of noncancelable lease obligations.

The noncancelable lease obligations associated with stores closed during the three months ended March 31, 2017 extend through the year 2039. In connection with the enterprise streamlining initiative, the Company expects to record additional charges of approximately $20 million during the remainder of 2017 to rationalize the number of retail stores.

Note 5 – Interest Expense, Net

The following are the components of interest expense, net:

	Three Months Ended
	March 31,
In millions	2017	2016
Interest expense	$258	$288
Interest income	(6)	(5)
Interest expense, net	$252	$283

Note 6 – Earnings Per Share

Earnings per share is computed using the two-class method. Options to purchase 7.8 million ~~s~~hares of common stock were outstanding, but were not included in the calculation of diluted earnings per share, for the three months ended March 31, 2017, because the exercise prices of the options were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. For the same reason, options to purchase approximately 3.6 million shares of common stock were outstanding, but were not included in the calculation of diluted earnings per share for the three months ended March 31, 2016.

The following is a reconciliation of basic and diluted earnings per share from continuing operations for the respective periods:

	Three Months Ended
	March 31,
In millions, except per share amounts	2017	2016
Numerator for earnings per share calculation:
Income from continuing operations	$962	$1,147
Income allocated to participating securities	(4)	(6)
Net income attributable to noncontrolling interest	(1)	(1)
Income from continuing operations attributable to CVS Health	$957	$1,140

Denominator for earnings per share calculation:
Weighted average shares, basic	1,030	1,092
Effect of dilutive securities	5	7
Weighted average shares, diluted	1,035	1,099

Earnings per share from continuing operations:
Basic	$0.93	$1.04
Diluted	$0.92	$1.04

Note 7 – Segment Reporting

The Company has three reportable segments: Pharmacy Services, Retail/LTC and Corporate. The Retail/LTC Segment includes the operating results of the Company’s Retail Pharmacy and LTC/RxCrossroads operating segments as the operations and economic characteristics are similar. The Company’s three reportable segments maintain separate financial information by which operating results are evaluated on a regular basis by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

The Pharmacy Services Segment provides a full range of pharmacy benefit management (“PBM”) solutions including plan design offerings and administration, formulary management, Medicare Part D services, mail order, specialty pharmacy and infusion services, retail pharmacy network management services, prescription management systems, clinical services, disease management services and medical spend management. The Company’s clients are primarily employers, insurance companies, unions, government employee groups, health plans, Medicare Part D, Managed Medicaid plans, plans offered on the public and private exchanges, and other sponsors of health benefit plans and individuals throughout the United States. Through the Company’s SilverScript Insurance Company subsidiary, the Pharmacy Services Segment is a national provider of drug benefits to eligible beneficiaries under the federal government’s Medicare Part D program. The Pharmacy Services Segment operates under the CVS Caremark® Pharmacy Services, Caremark®, CVS CaremarkTM, CarePlus CVS PharmacyTM, Accordant®, SilverScript®, Coram®, CVS SpecialtyTM, NovoLogix®, Navarro® Health Services and ACS Pharmacy names. As of March 31, 2017, the Pharmacy Services Segment operated 23 retail specialty pharmacy stores, 13 specialty mail order pharmacies, four mail service dispensing pharmacies, and 84 branches for infusion and enteral services, including approximately 73 ambulatory infusion suites and three centers of excellence, located in 41 states, Puerto Rico and the District of Columbia.

The Retail/LTC Segment sells prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, personal care products, convenience foods, photo finishing services, seasonal merchandise and greeting cards. The Retail/LTC Segment also provides health care services through its MinuteClinic® health care clinics. MinuteClinics are staffed by nurse practitioners and physician assistants who utilize nationally recognized protocols to diagnose and treat minor health conditions, perform health screenings, monitor chronic conditions and deliver vaccinations. As of March 31, 2017, our Retail/LTC Segment included 9,676 retail stores

(of which 7,948 were the Company’s stores that operated a pharmacy and 1,678 were the Company’s pharmacies located within a Target store) located in 49 states, the District of Columbia, Puerto Rico and Brazil operating primarily under the CVS Pharmacy®, CVS®,  CVS Pharmacy y más®,  Longs Drugs®, Navarro Discount Pharmacy® and Drogaria OnofreTM names, 40 onsite pharmacies primarily operating under the CarePlus CVS PharmacyTM, CarePlus® and CVS Pharmacy® names, 1,125 retail health care clinics operating under the MinuteClinic® name (of which 1,118 were located in CVS Pharmacy and Target stores), and our online retail websites, CVS.com®, Navarro.comTM and Onofre.com.brTM. LTC operations are comprised of 151 spoke pharmacies that primarily handle new prescription orders, of which 32 are also hub pharmacies that use proprietary automation to support spoke pharmacies with refill prescriptions. LTC operates primarily under the Omnicare® and NeighborCare® names.

The Corporate Segment provides management and administrative services to support the Company. The Corporate Segment consists of certain aspects of executive management, corporate relations, legal, compliance, human resources, information technology and finance departments.

	Pharmacy
	Services	Retail/LTC	Corporate	Intersegment	Consolidated
In millions	Segment(1)	Segment	Segment	Eliminations(2)	Totals
Three Months Ended
March 31, 2017:
Net revenues	$31,223	$19,341	$—	$(6,050)	$44,514
Gross profit	1,096	5,676	—	(192)	6,580
Operating profit (loss) (3)	784	1,411	(226)	(176)	1,793
March 31, 2016:
Net revenues	28,765	20,112	—	(5,662)	43,215
Gross profit (4)	1,102	5,830	—	(188)	6,744
Operating profit (loss) (4)(5)	784	1,784	(212)	(171)	2,185

(1)	Net revenues of the Pharmacy Services Segment include approximately $3.1 billion and $3.0 billion of Retail Co‑Payments for the three months ended March 31, 2017 and 2016, respectively.
(2)

Intersegment eliminations relate to intersegment revenue generating activities that occur between the Pharmacy Services Segment and the Retail/LTC Segment. These occur in the following ways: when members of Pharmacy Services Segment clients (“members”) fill prescriptions at the Company’s retail pharmacies to purchase covered products, when members enrolled in programs such as Maintenance Choice® elect to pick up maintenance prescriptions at one of the Company’s retail pharmacies instead of receiving them through the mail, or when members have prescriptions filled at the Company’s long-term care pharmacies. When these occur, both the Pharmacy Services and Retail/LTC segments record the revenues, gross profit and operating profit on a standalone basis.

(3)

The Retail/LTC Segment operating profit for the three months ended March 31, 2017 includes a $199 million charge associated with store closures (see “Note 4 – Store Closures” to the condensed consolidated financial statements) and $15 million of acquisition-related integration costs. The integration costs are related to the acquisition of Omnicare.

(4)

The Retail/LTC Segment gross profit and operating profit for the three months ended March 31, 2016 includes $4 million and $61 million, respectively, of acquisition-related integration costs. The integration costs are related to the acquisitions of Omnicare and the pharmacies and clinics of Target.

(5)

Amounts revised to reflect the adoption of ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which increased consolidated operating profit by $9 million (see “Note 1 – Accounting Policies” to the condensed consolidated financial statements).

Note 8 – Commitments and Contingencies

Lease Guarantees

Between 1991 and 1997, the Company sold or spun off a number of subsidiaries, including Bob’s Stores, Linens ‘n Things, Marshalls, Kay-Bee Toys, Wilsons, This End Up and Footstar. In many cases, when a former subsidiary leased a store, the Company provided a guarantee of the store’s lease obligations. When the subsidiaries were disposed of and accounted for as discontinued operations, the Company’s guarantees remained in place, although each initial purchaser has agreed to indemnify the Company for any lease obligations the Company was required to satisfy. If any of the purchasers or any of the former subsidiaries were to become insolvent and failed to make the required payments under a store lease, the Company could be required to satisfy these obligations. As of March 31, 2017, the Company guaranteed approximately 86 such store leases (excluding the lease guarantees related to Linens ‘n Things, which have been recorded as a liability on the condensed consolidated balance sheet), with the maximum remaining lease term extending through 2047.

In April 2016, Bob’s Stores filed for Chapter 11 bankruptcy protection. As described above, the Company, through one or more of its affiliates, is alleged to have guaranteed certain of the Bob’s Stores’ leases (the “Bob’s Leases”). The Company, through its subsidiary, CVS Pharmacy, Inc., and Bob’s Stores, LLC, a Delaware limited liability company (“New Bob’s”), the entity that acquired substantially all of the assets of Bob’s Stores in the 2016 bankruptcy proceeding, entered into an agreement in October 2016, pursuant to which, in exchange for a series of payments that are immaterial individually and in the aggregate to be made by CVS Pharmacy, Inc., New Bob’s accepted the assignment of the Bob’s Leases and agreed to be bound by certain restrictions regarding renewals, extensions and modifications to the Bob’s Leases. The Company believed these restrictions would potentially reduce the Company's exposure to liability under guarantees of the Bob’s Leases in the future. The bankruptcy court approved the assignment of the Bob’s Leases to New Bob's on November 7, 2016, and all of the Bob’s Leases were assigned to New Bob’s.

On February 5, 2017, New Bob’s and certain of its affiliates (collectively, the “Debtors”) filed for Chapter 11 bankruptcy protection. The Debtors, including New Bob’s, have sought Bankruptcy Court approval to sell substantially all of their assets to an affiliate of SportsDirect Retail Ltd. (the “SD Affiliate”). As of this time, it is unclear which of the Bob’s Leases will be assumed by the SD Affiliate. The Company will continue to monitor the Debtors’ bankruptcy proceedings.

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

•

Indiana State District Council of Laborers and HOD Carriers Pension and Welfare Fund v. Omnicare, Inc. et al. (U.S. District Court for the Eastern District of Kentucky). In February 2006, two substantially similar putative class action lawsuits were filed and subsequently consolidated. The consolidated complaint was filed against Omnicare, three of its officers and two of its directors and purported to be brought on behalf of all open-market purchasers of Omnicare common stock from August 3, 2005 through July 27, 2006, as well as all purchasers who bought shares of Omnicare common stock in Omnicare’s public offering in December 2005. The complaint alleged violations of the Securities Exchange Act of 1934 and Section 11 of the Securities Act of 1933 and sought, among other things, compensatory damages and injunctive relief. After dismissals and appeals to the United States Court of Appeals for the Sixth Circuit, the United States Supreme Court remanded the case to the district court. In October 2016, Omnicare filed an answer to plaintiffs’ third amended complaint, and discovery commenced.

•

FTC and Multi-State Investigation. In March 2010, the Company learned that various State Attorneys General offices and certain other government agencies were conducting a multi-state investigation of certain of the Company’s business practices similar to those being investigated at that time by the U.S. Federal Trade Commission (“FTC”). Twenty-eight states, the District of Columbia and the County of Los Angeles are known to be participating in this investigation. The prior FTC investigation, which commenced in August 2009, was officially concluded in May 2012 when the consent order entered into between the FTC and the Company became final. The Company has cooperated with the multi-state investigation.

•

United States ex rel. Jack Chin v. Walgreen Company et al. (U.S. District Court for the Central District of California). In March 2010, the Company received a subpoena from the OIG requesting information about programs under which the Company has offered customers remuneration conditioned upon the transfer of prescriptions for drugs or medications to the Company’s pharmacies in the form of gift cards, cash, non-prescription merchandise or discounts or coupons for non-prescription merchandise. In October 2016, the U.S. District Court for the Central District of California unsealed a qui tam complaint, filed in April 2009 against CVS Pharmacy and other retail pharmacies, alleging that the Company violated the federal False Claims Act, and the false claims acts of several states, by offering such programs. The federal government has declined intervention in the case.

•

United States ex rel. James Banigan and Richard Templin v. Organon USA Inc. et al. (U.S. District Court for the District of Massachusetts). In October 2010, the court unsealed a qui tam complaint, which had been under seal since 2007, against Organon, Omnicare, Inc. and PharMerica Corporation. The suit was brought by two former employees of Organon, as relators on behalf of the federal government and several state and local governments. The action alleges civil violations of the federal False Claims Act based on allegations that Organon and its affiliates paid Omnicare and several other long-term care pharmacies rebates, post-purchase discounts and other forms of remuneration in return for purchasing pharmaceuticals from Organon and taking steps to increase the purchase of Organon’s drugs in violation of the Anti-Kickback Statute. The U.S. Department of Justice declined to intervene in this action. The Company has tentatively agreed with the Department of Justice to resolve this matter for $23 million plus interest. These financial terms are contingent on approval by authorized officials at the Department of Justice, negotiation of terms of a settlement agreement, approval and releases from the OIG, the National Association of Medicaid Fraud Control Units, and the Department of Justice. While the Company believes that a final settlement will be reached, there can be no assurance that any final settlement agreement will be reached or as to the final terms of such settlement.

•

United States ex rel. Anthony R. Spay v. CVS Caremark Corporation et al. (U.S. District Court for the Eastern District of Pennsylvania). In January 2012, the court unsealed a first amended qui tam complaint filed in August 2011 by an individual relator, Anthony Spay, who is described in the complaint as having once been employed by a firm providing pharmacy prescription benefit audit and recovery services. The complaint seeks monetary damages and alleges that Caremark’s processing of Medicare claims on behalf of one of its clients violated the federal False Claims Act. The United States declined to intervene in the lawsuit. In September 2015, the Court granted Caremark's motion for summary judgment in its entirety, and entered judgment in favor of Caremark and against Spay. In October 2015, Spay filed a notice of appeal in the United States Court of Appeals for the Third Circuit; that court heard oral arguments on the appeal in November 2016.

•

State of Texas ex rel. Myron Winkelman and Stephani Martinson et al. v. CVS Health Corporation (Travis County Texas District Court). In February 2012, the Attorney General of the State of Texas issued Civil Investigative Demands and has issued a series of subsequent requests for documents and information in connection with its investigation concerning the Health Savings Pass program and other pricing practices with respect to claims for reimbursement from the Texas Medicaid program. In January 2017, the court unsealed a first amended petition. The amended petition alleges the Company violated the Texas Medicaid Fraud Prevention Act by submitting false claims for reimbursement to Texas Medicaid by, among other things, failing to use the price available to members of the CVS Health Savings Pass program as the usual and customary price. The amended petition was unsealed following the Company’s filing of CVS Pharmacy, Inc. v. Charles Smith et al. (Travis County District Court), a declaratory judgment action against the State of Texas in December 2016 seeking a declaration that the prices charged to members of the Health Savings Pass program do not constitute usual and customary prices under the Medicaid regulation. The State of Texas is also pursuing temporary injunctive relief.

•

California ReadyFill Subpoena. In November 2012, the Company received a subpoena for documents from the OIG requesting information concerning automatic refill programs used by pharmacies to refill prescriptions for customers. The subpoena was issued in connection with an investigation conducted out of the U.S. Attorney’s Office for the Central District of California. The Company produced documents and data.

•

Pure Services Subpoena. In November 2013, Omnicare received a subpoena from HHS-OIG seeking information regarding Omnicare’s May 2008 acquisition of Pure Service Pharmacy. In 2016, Omnicare reached an agreement regarding financial terms to resolve, for $1.5 million plus interest, the subpoena regarding the acquisition of Pure Service Pharmacy. These financial terms are contingent on approval by authorized officials at the Department of Justice, negotiation of terms of a settlement agreement, approval and releases from the OIG, the National Association of Medicaid Fraud Control Units, and the Department of Justice. While the Company believes that a final settlement will be reached, there can be no assurance that any final settlement agreement will be reached or as to the final terms of such settlement.

•

Auto Label Subpoena. In June 2014, Omnicare received a subpoena from the United States Attorney’s Office for the District of New Jersey seeking information regarding Omnicare’s Auto Label Verification system. In 2016, Omnicare reached an agreement regarding financial terms to resolve, for $8 million plus interest, the subpoena regarding Omnicare’s Auto Label Verification system. These financial terms are contingent on approval by authorized officials at the Department of Justice, negotiation of terms of a settlement agreement, approval and releases from the OIG, the National Association of Medicaid Fraud Control Units, and the Department of Justice. While the Company believes that a final settlement will be reached, there can be no assurance that any final settlement agreement will be reached or as to the final terms of such settlement.

•

Subpoena Concerning PBM Administrative Fees. In March 2014, the Company received a subpoena from the United States Attorney’s Office for the District of Rhode Island, requesting documents and information concerning bona fide service fees and rebates received from pharmaceutical manufacturers in connection with certain drugs utilized under Part D of the Medicare Program, as well as the reporting of those fees and rebates to Part D plan sponsors. The Company has been cooperating with the government and providing documents and information in response to the subpoena.

•

ReadyFill Subpoena (Minnesota). In May 2015, the Company received a subpoena from the OIG requesting information and documents concerning the Company’s automatic refill programs, adherence outreach programs, and pharmacy customer incentives, particularly in connection with claims for reimbursement made to the Minnesota Medicaid program. The Company has been cooperating with the investigation and providing information in response to the subpoena.

•

Corcoran et al. v. CVS Health Corporation (U.S. District Court for the Northern District of California) and Podgorny et al. v. CVS Health Corporation (U.S. District Court for the Northern District of Illinois). These putative class actions were filed against the Company in July and September 2015. The cases were consolidated in United States District Court in the Northern District of California. Plaintiffs seek damages and injunctive relief on behalf of a class of consumers who purchased certain prescription drugs under the consumer protection statutes and common laws of certain states. Several third-party payors filed similar putative class actions on behalf of payors captioned Sheet Metal Workers Local No. 20 Welfare and Benefit Fund v. CVS Health Corp. (U.S. District Court for the District of Rhode Island) and Plumbers Welfare Fund, Local 130 v. CVS Health Corporation (U.S. District Court for the District of Rhode Island) in February and August 2016. In all of these cases the plaintiffs allege the Company overcharged for certain prescription drugs by not submitting as the pharmacy’s usual and customary price the price available to members of the CVS Health Savings Pass program. In the consumer case (Corcoran), the Court denied plaintiffs’ motion for certification of an 11-state class without prejudice. The Company continues to defend these actions.

•

Omnicare DEA Subpoena. In September 2015, Omnicare was served with an administrative subpoena by the U.S. Drug Enforcement Agency (“DEA”). The subpoena seeks documents related to controlled substance policies, procedures, and practices at eight pharmacy locations from May 2012 to the present. The Company has been cooperating and providing documents in response to this administrative subpoena.

•

Omnicare Cycle Fill CID. In October 2015, Omnicare received a Civil Investigative Demand from the United States Attorney’s Office for the Southern District of New York requesting information and documents concerning Omnicare’s cycle fill process for assisted living facilities. The Company has been cooperating with the government and providing documents and information in response to the Civil Investigative Demand.

•

PBM Pricing CID. In October 2015, the Company received from the U.S. Department of Justice a Civil Investigative Demand requesting documents and information in connection with a False Claims Act investigation concerning allegations that the Company submitted, or caused to be submitted, to the Medicare Part D program prescription drug event data that misrepresented true prices paid by the Company’s PBM to pharmacies for drugs dispensed to Part D beneficiaries with prescription benefits administered by the

Company’s PBM. The Company has been cooperating with the government and providing documents and information in response to the Civil Investigative Demand.

•

United States ex rel. Sally Schimelpfenig and John Segura v. Dr. Reddy's Laboratories Limited and Dr. Reddy's Laboratories, Inc. (U.S. District Court for the Eastern District of Pennsylvania). In November 2015, the court unsealed a second amended qui tam complaint filed in September 2015. The U.S. Department of Justice declined to intervene in this action. The relators allege that the Company, Walgreens, Wal-Mart, and Dr. Reddy’s Laboratories violated the federal and various state False Claims Acts by dispensing prescriptions in unit dose packaging supplied by Dr. Reddy’s that was not compliant with the Consumer Product Safety Improvement Act and the Poison Preventive Packaging Act and thereby allegedly rendering the drugs misbranded under the Food, Drug & Cosmetic Act. In March 2017, the Court granted the Company's motion to dismiss with leave to file an amended complaint.

•

Barchock et al. v. CVS Health Corporation et al. (U.S. District Court for the District of Rhode Island). In February 2016, an ERISA class action lawsuit was filed against the Company, the Benefit Plans Committee of the Company, and Galliard Capital Management, Inc., by Mary Barchock, Thomas Wasecko, and Stacy Weller, purportedly on behalf of the 401(k) Plan and the Employee Stock Ownership Plan of the Company (the “Plan”), and participants in the Plan. The complaint alleges that the defendants breached fiduciary duties owed to the plaintiffs and the Plan by investing too much of the Plan’s Stable Value Fund in short-term money market funds and cash management accounts. The court recently granted the Company’s motion to dismiss the plaintiffs’ amended complaint.

•

State of California ex rel. Matthew Omlansky v. CVS Caremark Corporation (Superior Court of the State of California, County of Sacramento). In April 2016, the court unsealed a first amended qui tam complaint filed in July 2013. The government has declined intervention in this case. The relator alleges that the Company submitted false claims for payment to California Medicaid in connection with reimbursement for drugs available through the Health Savings Pass program as well as certain other generic drugs. The Company’s motion to dismiss the complaint was denied.

•

DEA Matters. In October 2016, the Company reached an agreement in principle with the U.S. Attorney’s Office for the Eastern District of California to resolve alleged violations of the Controlled Substances Act (“CSA”) for $5 million. The settlement is contingent on the negotiation of terms of a settlement agreement. The Company has been also undergoing several audits by the DEA Administrator and is in discussions with the DEA and the U.S. Attorney’s Office in several locations concerning allegations that the Company has violated certain requirements of the CSA.

•

West Virginia Opioid Litigation. In March 2017, the Company was named as a defendant in four separate lawsuits filed in the U.S. District Court of the Southern District of West Virginia on behalf of counties in the state of West Virginia (Cabell, Fayette, Kanawha and Wayne counties), each of which alleges that CVS Indiana LLC, as well as various other distributors of controlled substances, caused a public nuisance related to opioid abuse by failing to detect and/or report purported suspicious orders of opioids distributed for dispensing in the plaintiff counties. Omnicare Distribution Center LLC also is named as a defendant in the complaint filed by Kanawha County. The Company is defending these actions.

•

State of Mississippi v. CVS Health Corporation et al. (Chancery Court of Desoto County, Mississippi, Third Judicial District). In July 2016, the Company was served with a complaint filed on behalf of the State of Mississippi alleging that CVS retail pharmacies in Mississippi submitted false claims for reimbursement to Mississippi Medicaid by not submitting as the pharmacy’s usual and customary price the price available to members of the CVS Health Savings Pass program. The Company has responded to the complaint, filed a counterclaim, and moved to transfer the case to circuit court. The motion to transfer was granted and the motion to dismiss remains pending.

•

Mayberry v. Walgreens Co., et al.  (U.S. District Court for the Northern District of Illinois). In March 2017, a complaint was filed against the Company (and several other retail pharmacy defendants) alleging that the defendant pharmacies improperly submitted certain insulin claims through Medicare Part D rather than Part B. The Company is defending this action. The Company separately received in December 2016 a Civil Investigative Demand from the U.S. Attorney’s Office for the Northern District of New York, requesting documents and information in connection with a False Claims Act investigation concerning whether the Company’s retail pharmacies improperly submitted certain insulin claims to Medicare Part D rather than Part B.

•

Cold Chain Logistics CID. In September 2016, the Company received from the U.S. Department of Justice a Civil Investigative Demand in connection with an investigation as to whether the Company’s handling of certain temperature-sensitive pharmaceuticals violates the Federal Food, Drug and Cosmetic Act and the False Claims Act. The Company has been cooperating with the government and providing documents and information in response to the Civil Investigative Demand.

•

Amburgey et al. v. CaremarkPCS Health, L.L.C. (U.S. District Court for the Central District of California). In March 2017, the Company was served with a complaint challenging the policies and procedures used by CVS specialty pharmacies to ship temperature-sensitive medications. The case is similar to a matter already pending against the Company in the Superior Court of California (Los Angeles County), Bertram v. Immunex Corp.,  et al., which was filed in October 2014. The Company is defending these actions.

•

Barnett et al. v. Novo Nordisk Inc., et al. and Boss, et al. v. CVS Health Corporation, et al.(both pending in the U.S. District Court for the District of New Jersey). These putative class actions were filed against the Company and other pharmacy benefit managers (“PBMs”) and manufacturers of insulin in March 2017. Plaintiffs in both cases allege that the PBMs and manufacturers have engaged in a conspiracy whereby the PBMs sell access to their formularies by demanding the highest rebates, which in turn causes increased list prices for insulin. The primary claims are antitrust claims, claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”), violations of state unfair competition and consumer protection laws and in Boss, claims pursuant to the Employee Retirement Income Security Act (“ERISA”). The Barnett plaintiffs seek to represent a nationwide class of all persons who paid any portion of the purchase prices for a prescription for certain insulin products at a price calculated by reference to a benchmark. The Boss plaintiffs purport to represent multiple nationwide classes including a non-ERISA Employee/Exchange Plan class, an ERISA class, a Medicare class and an uninsured class.

In April 2017, the Company separately received a Civil Investigative Demand from the Attorney General of Washington, seeking documents and information regarding pricing and rebates for insulin products in connection with a pending investigation into unfair and deceptive acts or practice regarding insulin pricing.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

CVS Health Corporation:

We have reviewed the condensed consolidated balance sheet of CVS Health Corporation (the Company) as of March 31, 2017, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2017 and 2016. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CVS Health Corporation as of December 31, 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the year then ended (not presented herein), and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated February 9, 2017. In our opinion, the accompanying condensed consolidated balance sheet of CVS Health Corporation as of December 31, 2016, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

May 2, 2017
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

Through nearly 9,700 retail locations, more than 1,100 walk-in health care clinics, a leading pharmacy benefits manager with nearly 90 million plan members, a dedicated senior pharmacy care business serving more than one million patients per year, expanding specialty pharmacy services and a leading stand-alone Medicare Part D prescription drug plan, we enable people, businesses, and communities to manage health in more affordable, effective ways. We are delivering break-through products and services, from advising patients on their medications at our CVS Pharmacy® locations, to introducing unique programs to help control costs for our clients at CVS Caremark®, to innovating how care is delivered to our patients with complex conditions through CVS SpecialtyTM, to improving pharmacy care for the senior community through Omnicare®, or by expanding access to high-quality, low-cost care at CVS MinuteClinic®.

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

Our clients are primarily employers, insurance companies, unions, government employee groups, health plans, Medicare Part D plans, Managed Medicaid plans, plans offered on the public and private exchanges, other sponsors of health benefit plans and individuals throughout the United States. A portion of covered lives, primarily within the Managed Medicaid, health plan and employer markets have access to our services through public and private exchanges.

As a pharmacy benefits manager, we manage the dispensing of prescription drugs through our mail order pharmacies, specialty pharmacies, long-term care pharmacies and national network of more than 68,000 retail pharmacies, consisting of approximately 41,000 chain pharmacies (which includes our CVS Pharmacy® pharmacies) and 27,000 independent pharmacies, to eligible members in the benefit plans maintained by our clients and utilize our information systems to perform, among other things, safety checks, drug interaction screenings and brand-to-generic substitutions.

Our specialty pharmacies support individuals who require complex and expensive drug therapies. Our specialty pharmacy business includes mail order and retail specialty pharmacies that operate under the CVS Caremark®, CarePlus CVS Pharmacy®, Navarro® Health Services and Advanced Care Scripts™ names. The Pharmacy Services Segment also provides health management programs, which include integrated disease management for 18 conditions, through our Accordant® rare disease management offering. In addition, through our SilverScript Insurance Company subsidiary, we are a national provider of drug benefits to eligible beneficiaries under the federal government’s Medicare Part D program. The Pharmacy Services Segment operates under the CVS Caremark® Pharmacy Services, Caremark®, CVS Caremark®, CarePlus CVS Pharmacy®, Accordant®, SilverScript®, Coram®, CVS SpecialtyTM, NovoLogix®, Navarro® Health Services and Advanced Care Scripts™ names. As of March 31, 2017, the Pharmacy Services Segment operated 23 retail specialty pharmacy stores, 13 specialty mail order pharmacies, four mail service dispensing pharmacies, and 84 branches for infusion and enteral services, including approximately 73 ambulatory infusion suites and three centers of excellence, located in 41 states, Puerto Rico and the District of Columbia.

Retail/LTC Segment

Our Retail/LTC Segment sells prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, personal care products, convenience foods, photo finishing, seasonal merchandise and greeting cards through our CVS Pharmacy®, CVS®, Longs Drugs®, Navarro Discount Pharmacy® and Drogaria OnofreTM retail stores and online through CVS.com®, Navarro.comTM and Onofre.com.brTM. The Retail/LTC Segment also includes providing the distribution of prescription drugs, related pharmacy consulting and other ancillary services to chronic care facilities and other care settings, as well as commercialization services which are provided under the name RxCrossroads  ®. Our Retail/LTC Segment derives the majority of its revenues through the sale of prescription drugs, which are dispensed by our more than 32,000 pharmacists. Our Retail/LTC Segment also provides health care services through our MinuteClinic health care clinics. MinuteClinics are staffed by nurse practitioners and physician assistants who utilize nationally recognized protocols to diagnose and treat minor health conditions, perform health screenings, monitor chronic conditions and deliver vaccinations. As of March 31, 2017, our Retail/LTC Segment included 9,676 retail stores (of which 7,948 were the Company’s stores that operated a pharmacy and 1,678 were the Company’s pharmacies located within a Target store) located in 49 states, the District of Columbia, Puerto Rico and Brazil operating primarily under the CVS Pharmacy®, CVS®,  CVS Pharmacy y más®,  Longs Drugs®, Navarro Discount Pharmacy® and Drogaria OnofreTM names, 40 onsite pharmacies primarily operating under the CarePlus CVS Pharmacy®, CarePlus® and CVS Pharmacy® names, 1,125 retail health care clinics operating under the MinuteClinic® name (of which 1,118 were located in CVS Pharmacy and Target stores), and our online retail websites, CVS.com®, Navarro.comTM and Onofre.com.brTM. LTC operations are comprised of 151 spoke pharmacies that primarily handle new prescription orders, of which 32 are also hub pharmacies that use proprietary automation to support spoke pharmacies with refill prescriptions. LTC operates primarily under the Omnicare® and NeighborCare® names.

Corporate Segment

The Corporate Segment provides management and administrative services to support the Company. The Corporate Segment consists of certain aspects of our executive management, corporate relations, legal, compliance, human resources, information technology and finance departments.

Results of Operations

The following discussion explains the material changes in our results of operations for the three months ended March 31, 2017 and 2016, and the significant developments affecting our financial condition since December 31, 2016. We strongly recommend that you read our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Exhibit 13 to our 2016 Form 10‑K along with this report.

Summary of the Condensed Consolidated Financial Results:

	Three Months Ended
	March 31,
In millions, except per share amounts	2017	2016
Net revenues	$44,514	$43,215
Cost of revenues	37,934	36,471
Gross profit	6,580	6,744
Operating expenses	4,787	4,559
Operating profit	1,793	2,185
Interest expense, net	252	283
Other expense	7	9
Income before income tax provision	1,534	1,893
Income tax provision	572	746
Income from continuing operations	962	1,147
Loss from discontinued operations, net of tax	(9)	—
Net income	953	1,147
Net income attributable to noncontrolling interest	(1)	(1)
Net income attributable to CVS Health	$952	$1,146

Net Revenues

Net revenues increased approximately $1.3 billion, or 3.0% in the three months ended March 31, 2017, as compared to the prior year. The increase is due to increases in the Pharmacy Services Segment partially offset by decreases in the Retail/LTC Segment. The increase in the Pharmacy Services Segment of $2.5 billion, or 8.5%, was driven by pharmacy network claim volume growth primarily attributable to net new business as well as brand inflation and growth in specialty pharmacy, offset by an increase in the generic dispensing rate and continued price compression. The decrease in the Retail/LTC Segment of $771 million, or 3.8%, was primarily due to marketplace changes that restrict CVS Pharmacy from participating in certain networks. The Retail/LTC Segment decrease was also due to a decline in same store sales, continued reimbursement pressure and an increase in the generic dispensing rate. Generic prescription drugs typically have a lower selling price than brand name prescription drugs.

Please see the section entitled “Segment Analysis” below for additional information regarding net revenues.

Gross Profit

Gross profit dollars decreased $164 million, or 2.4% in the three months ended March 31, 2017 as compared to the prior year. Gross profit dollars for the three months ended March 31, 2017, were negatively affected by continued price compression in the Pharmacy Services Segment and reimbursement pressure as well as the loss of prescriptions in the Retail/LTC Segment. Gross profit as a percentage of net revenues decreased approximately 80 basis points in the three months ended March 31, 2017 to 14.8%, as compared to the prior year. The decrease in gross profit as a percentage of net revenues was driven by the increased weighting toward the Pharmacy Service Segment, which has a lower gross profit than the Retail/LTC Segment.

Please see the section entitled “Segment Analysis” below for additional information regarding gross profit.

Operating Expenses

Operating expenses increased $228 million, or 5.0% in the three months ended March 31, 2017 as compared to the prior year. Operating expenses as a percentage of net revenues increased approximately 20 basis points to 10.8% in the three months ended March 31, 2017 as compared to 10.5% in the three months ended March 31, 2016. The increase in operating expense dollars in the three months ended March 31, 2017, was primarily due to a charge of $199 million associated with the closure of 60 retail stores in connection with our enterprise streamlining initiative (see “Note 4 – Store Closures” to our condensed consolidated financial statements). This was partially offset by a $42 million decrease in acquisition-related integration costs in the three months ended March 31, 2017 versus the same quarter last year.

Please see the section entitled “Segment Analysis” below for additional information regarding operating expenses.

Interest Expense, net

Interest expense, net, decreased $31 million in the three months ended March 31, 2017 as compared to the prior year. The decrease in the three months ended was primarily due to the Company’s debt issuance and debt tender offers that occurred in 2016 which resulted in overall more favorable interest rates on the Company’s long-term debt.

For additional information on our financing activities, please see the “Liquidity and Capital Resources” section below.

Income Tax Provision

Our effective income tax rate was 37.3% for the three months ended March 31, 2017, compared to 39.4% for the three months ended March 31, 2016. The decrease in the rate was primarily due to the required adoption of amended guidance related to employee share-based payment accounting (see “Note 1 – Accounting Policies” to the condensed consolidated financial statements) and other discrete items. For the three months ended March 31, 2017, a discrete tax benefit of $19 million related to the adoption of this amended guidance was recognized in the income tax provision.

Loss from Discontinued Operations

The loss from discontinued operations of $9 million for the three months ended March 31, 2017, was comprised of a $15 million charge (net of tax of $6 million) associated with lease guarantees the Company provided on store lease obligations of Bob’s Stores, a former subsidiary of the Company that filed for bankruptcy subsequent to its disposition. See “Note 8 - Commitments and Contingencies” to the Company’s condensed consolidated financial statements.

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

	Pharmacy
	Services	Retail/LTC	Corporate	Intersegment	Consolidated
In millions	Segment(1)	Segment	Segment	Eliminations(2)	Totals
Three Months Ended
March 31, 2017:
Net revenues	$31,223	$19,341	$—	$(6,050)	$44,514
Gross profit	1,096	5,676	—	(192)	6,580
Operating profit (loss) (3)	784	1,411	(226)	(176)	1,793
March 31, 2016:
Net revenues	28,765	20,112	—	(5,662)	43,215
Gross profit (4)	1,102	5,830	—	(188)	6,744
Operating profit (loss) (4)(5)	784	1,784	(212)	(171)	2,185

(1)	Net revenues of the Pharmacy Services Segment include approximately $3.1 billion and $3.0 billion of Retail Co‑Payments for the three months ended March 31, 2017 and 2016, respectively.
(2)

Intersegment eliminations relate to intersegment revenue generating activities that occur between the Pharmacy Services Segment and the Retail/LTC Segment. These occur in the following ways: when members of Pharmacy Services Segment clients (“members”) fill prescriptions at the Company’s retail pharmacies to purchase covered products, when members enrolled in programs such as Maintenance Choice® elect to pick up maintenance prescriptions at one of the Company’s retail pharmacies instead of receiving them through the mail, or when members have prescriptions filled at the Company’s long-term care pharmacies. When these occur, both the Pharmacy Services and Retail/LTC segments record the revenues, gross profit and operating profit on a standalone basis.

(3)

The Retail/LTC Segment operating profit for the three months ended March 31, 2017 includes a $199 million charge associated with store closures (see “Note 4 – Store Closures” to our condensed consolidated financial statements) and $15 million of acquisition-related integration costs. The integration costs are related to the acquisition of Omnicare.

(4)

The Retail/LTC Segment gross profit and operating profit for the three months ended March 31, 2016 includes $4 million and $61 million, respectively, of acquisition-related integration costs. The integration costs are related to the acquisitions of Omnicare and the pharmacies and clinics of Target.

(5)

Amounts revised to reflect the adoption of ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which increased consolidated operating profit by $9 million (see “Note 1 – Accounting Policies” to our condensed consolidated financial statements).

Pharmacy Services Segment

The following table summarizes our Pharmacy Services Segment’s performance for the respective periods:

	Three Months Ended
	March 31,
In millions	2017	2016
Net revenues	$31,223	$28,765
Gross profit	1,096	1,102
Gross profit % of net revenues	3.5%	3.8%
Operating expenses (1)	312	318
Operating expenses % of net revenues	1.0%	1.1%
Operating profit (1)	784	784
Operating profit % of net revenues	2.5%	2.7%
Net revenues:
Mail choice (2)	$10,848	$10,150
Pharmacy network (3)	20,301	18,536
Other	74	79
Pharmacy claims processed (90 Day = 3 prescriptions) (4)(5):
Total	440.5	401.9
Mail choice (2)	63.7	61.0
Pharmacy network (3)	376.8	340.9
Generic dispensing rate (4):
Total (5)	87.0%	85.6%
Mail choice (2)	79.2%	77.3%
Pharmacy network (3)(5)	87.7%	86.5%
Mail choice penetration rate (4)	14.5%	15.2%

(1)

Amounts revised for the three months ended March 31, 2016 to reflect the adoption of ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which decreased operating expenses and increased operating profit by $2 million (see “Note 1 – Accounting Policies” to our condensed consolidated financial statements).

(2)

Mail choice is defined as claims filled at a Pharmacy Services mail facility, which includes specialty mail claims inclusive of Specialty Connect®  claims filled at retail, as well as prescriptions filled at our retail pharmacies under the Maintenance Choice® program.

(3)

Pharmacy network net revenues, claims processed and generic dispensing rates do not include Maintenance Choice, which are included within the mail choice category. Pharmacy network is defined as claims filled at retail and specialty retail pharmacies, including our retail pharmacies and long-term care pharmacies, but excluding Maintenance Choice activity.

(4)

Includes the adjustment to convert 90-day prescriptions to the equivalent of three 30-day prescriptions. This adjustment reflects the fact that these prescriptions include approximately three times the amount of product days supplied compared to a normal prescription.

(5)

The pharmacy claims processed and the generic dispensing rate for the three months ended March 31, 2016 has been revised to reflect 90-day prescriptions to the equivalent of three 30-day prescriptions.

Net Revenues

Net revenues in our Pharmacy Services Segment increased $2.5 billion, or 8.5%, to $31.2 billion in the three months ended March 31, 2017, as compared to the prior year. The increase is primarily due to increased pharmacy network claims as well as brand inflation and growth in specialty pharmacy, partially offset by increased generic dispensing and price compression. As you review our Pharmacy Services Segment’s performance in this area, we believe you should consider the following important information about the business for the three months ended March 31, 2017:

•

In the three months ended March 31, 2017, our mail choice claims processed increased 4.5%, on a 30-day equivalent basis, to 63.7 million claims compared to 61.0 million claims in the prior year. The increase in mail choice claims was primarily driven by the continued adoption of our Maintenance Choice offerings and an increase in specialty pharmacy claims.

•

Our average revenue per mail choice claim increased by 2.3%, on a 30-day equivalent basis, in the three months ended March 31, 2017 compared to the prior year. This increase was primarily due to growth in specialty pharmacy.

•

In the three months ended March 31, 2017, our pharmacy network claims processed increased 10.5%, on a 30-day equivalent basis, to 376.8 million claims compared to 340.9 million claims in the prior year. The increase in the pharmacy network claim volume was primarily due to net new business.

•

Our average revenue per pharmacy network claim processed decreased 1.0%, on a 30-day equivalent basis, in the three months ended March 31, 2017 compared to the prior year. The decrease was due to price compression and increased generic dispensing.

•

For the three months ended March 31, 2017, our mail choice generic dispensing rate increased to 79.2%, compared to 77.3% in the prior year. Our pharmacy network generic dispensing rate increased to 87.7%, compared to 86.5% in the prior year. These continued increases in mail choice and pharmacy network generic dispensing rates were primarily due to the impact of new generic drug introductions, and our continuous efforts to encourage plan members to use generic drugs when they are available and clinically appropriate. We believe our generic dispensing rates will continue to increase in future periods, albeit at a slower pace. This increase will be affected by, among other things, the number of new brand and generic drug introductions and our success at encouraging plan members to utilize generic drugs when they are available and clinically appropriate.

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

Gross profit decreased $6 million, or 0.5%, to approximately $1.1 billion in the three months ended March 31, 2017, as compared to the prior year. The decrease in gross profit dollars was primarily due to price compression, partially offset by growth in specialty pharmacy and higher generic dispensing. Gross profit as a percentage of net revenues decreased to 3.5% in the three months ended March 31, 2017, compared to 3.8% in the prior year. The decrease in gross profit as a percentage of net revenues was primarily due to continued price compression and changes in the mix of our business, partially offset by favorable generic dispensing.

As you review our Pharmacy Services Segment’s performance in this area, we believe you should consider the following important information about the business for the three months ended March 31, 2017:

•

Our efforts to (i) retain existing clients, (ii) obtain new business and (iii) maintain or improve the rebates and/or discounts we received from manufacturers, wholesalers and retail pharmacies continue to have an impact on our gross profit dollars and gross profit as a percentage of net revenues. In particular, competitive pressures in the PBM industry have caused us and other PBMs to continue to share with clients a larger portion of rebates and/or discounts received from pharmaceutical manufacturers. In addition, market dynamics and regulatory changes have limited our ability to offer plan sponsors pricing that includes retail network “differential” or “spread,” and we expect these trends to continue. The “differential” or “spread” is any difference between the drug price charged to plan sponsors, including Medicare Part D plan sponsors, by a PBM and the price paid for the drug by the PBM to the dispensing provider.

•

Our gross profit as a percentage of revenues benefited from the increase in our total generic dispensing rate, which increased to 87.0% in the three months ended March 31, 2017 compared to our generic dispensing rate of 85.6% in the three months ended March 31, 2016. This increase was primarily due to new generic drug introductions and our continual efforts to encourage plan members to use clinically appropriate generic drugs when they are available. We expect the trend in generic introductions to continue, albeit at a slower pace.

Operating Expenses

Operating expenses in our Pharmacy Services Segment include selling, general and administrative expenses; depreciation and amortization related to selling, general and administrative activities; and expenses related to specialty retail pharmacies, which include store and administrative payroll, employee benefits and occupancy costs.

Operating expenses decreased $6 million to $312 million, or 1.0% as a percentage of net revenues, in the three months ended March 31, 2017, compared to $318 million, or 1.1% as a percentage of net revenues, in the prior year. The improvement in operating expenses as a percentage of net revenues for the three months ended March 31, 2017 was primarily driven by expense leverage from our revenue growth.

Retail/LTC Segment

The following table summarizes our Retail/LTC Segment’s performance for the respective periods:

	Three Months Ended
	March 31,
In millions	2017	2016
Net revenues	$19,341	$20,112
Gross profit (1)	5,676	5,830
Gross profit % of net revenues	29.3%	29.0%
Operating expenses (1)(2)(3)	4,265	4,046
Operating expenses % of net revenues	22.1%	20.1%
Operating profit (3)	1,411	1,784
Operating profit % of net revenues	7.3%	8.9%
Prescriptions filled (90 Day = 3 prescriptions) (4)	303.1	305.1
Net revenue increase (decrease):
Total	(3.8)%	18.6%
Pharmacy	(3.8)%	23.7%
Front Store	(3.9)%	2.6%
Total prescription volume (90 Day = 3 prescriptions) (4)	(0.6)%	16.0%
Same store sales increase (decrease) (5):
Total	(4.7)%	4.2%
Pharmacy	(4.7)%	5.5%
Front Store	(4.9)%	0.7%
Prescription volume (90 Day = 3 prescriptions) (4)	(1.4)%	5.9%
Generic dispensing rates	87.5%	85.7%
Pharmacy % of net revenues	74.6%	74.7%

(1)

Gross profit and operating expenses for the three months ended March 31, 2016 includes $4 million and $57 million, respectively, of acquisition-related integration costs. The integration costs are related to the acquisitions of Omnicare and the pharmacies and clinics of Target.

(2)

Operating expenses for the three months ended March 31, 2017 includes a $199 million charge associated with store closures (see “Note 4 – Store Closures” to our condensed consolidated financial statements) and $15 million of acquisition-related integration costs. The integration costs are related to the acquisition of Omnicare.

(3)

Amounts revised for the three months ended March 31, 2016 to reflect the adoption of ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which decreased operating expenses and increased operating profit by $7 million (see “Note 1 – Accounting Policies” to our condensed consolidated financial statements).

(4)

Includes the adjustment to convert 90-day non-specialty prescriptions to the equivalent of three 30-day prescriptions. This adjustment reflects the fact that these prescriptions include approximately three times the amount of product days supplied compared to a normal prescription.

(5)	Same store sales and prescriptions exclude revenues from MinuteClinic, and revenue and prescriptions from stores in Brazil, LTC operations and from commercialization services.

As of March 31, 2017, we operated 9,676 retail stores (of which 7,948 were our stores that operated a pharmacy and 1,678 were our pharmacies located within Target stores), compared to 9,674 retail stores as of March 31, 2016.

Net Revenues

Net revenues in our Retail/LTC Segment decreased $771 million, or 3.8%, to approximately $19.3 billion in the three months ended March 31, 2017, as compared to the prior year. As you review our Retail/LTC Segment’s performance in this area, we believe you should consider the following important information about the business for the three months ended March 31, 2017:

•

Front store same store sales decreased by 4.9% for the three months ended March 31, 2017, compared to the prior year as the result of continued softer customer traffic as promotional strategies continue to be rationalized, partially offset by an increase in basket size. For the three months ended March 31, 2017, front store same store sales decreased by approximately 100 basis points due to an additional day in 2016 related to leap year and the shift of the Easter holiday from the first quarter of 2016 to the second quarter of 2017 which had a negative impact of approximately 75 basis points.

•

Pharmacy same store sales decreased 4.7% and were negatively impacted by approximately 480 basis points due to recent generic introductions. Same store prescription volumes declined 1.4%, on a 30-day equivalent basis, in the three months ended March 31, 2017. The previously-discussed marketplace changes that restrict CVS Pharmacy from participating in certain networks had an approximately 460 basis point negative impact on same store prescription volumes, while the absence of leap day versus the prior year had an approximately120 basis point negative impact on same store prescription volumes. Adjusting for both the network changes and leap day, same store prescription volumes would have been 580 basis points higher, and would have increased 4.4% in the quarter on a 30-day equivalent basis.

•

Due to marketplace changes in the latter half of 2016, we continue expect prescription growth to be negatively impacted for the next several quarters by restricted network relationships that exclude CVS Pharmacy.

•

Pharmacy revenues continue to be negatively impacted by the conversion of brand name drugs to equivalent generic drugs, which typically have a lower selling price. The generic dispensing rate grew to 87.5% for the three months ended March 31, 2017, compared to 85.7% in the prior year. In addition, our pharmacy revenue growth has also been affected by the mix of drugs sold, continued reimbursement pressure and the lack of significant new brand name drug introductions.

•

Pharmacy revenue continued to benefit from our ability to attract and retain managed care customers, the increased use of pharmaceuticals by an aging population as the first line of defense for health care.

Gross Profit

Gross profit in our Retail/LTC Segment includes net revenues less the cost of merchandise sold in the period and the related purchasing costs, warehousing costs, delivery costs and actual and estimated inventory losses.

Gross profit decreased $154 million, or 2.6%, to $5.7 billion in the three months ended March 31, 2017, as compared to the prior year. Gross profit as a percentage of net revenues increased to 29.3% in the three months ended March 31, 2017, compared to 29.0% in the three months ended March 31, 2016.

The decrease in gross profit dollars was primarily driven by the continued reimbursement pressure and the loss of prescriptions. The increase in gross profit as a percentage of net revenues was primarily driven by increased front store margins. Front store margins increased due to changes in the mix of products sold and efforts to rationalize promotional strategies.

As you review our Retail/LTC Segment’s performance in this area, we believe you should consider the following important information about the business for the three months ended March 31, 2017:

•

Front store revenues as a percentage of total net revenues was 23.9% for the three months ended March 31, 2017 and 2016. On average, our gross profit on front store revenues is higher than our gross profit on pharmacy revenues.

•

During the three months ended March 31, 2017, our front store gross profit as a percentage of net revenues increased compared to the same period in the prior year. The increase is primarily related to a change in the mix of products sold, including store brand products, as well as efforts to rationalize promotional strategies.

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

Operating expenses increased $219 million to $4.3 billion, or 22.1% as a percentage of net revenues, in the three months ended March 31, 2017, as compared to $4.1 billion, or 20.1% as a percentage of net revenues, in the prior year. The increase in operating expense dollars for the three months ended March 31, 2017, was primarily due to a charge of $199 million associated with the closure of 60 retail stores in connection with our enterprise streamlining initiative (see “Note 4 – Store Closures” to our condensed consolidated financial statements). This charge was partially offset by a $42 million decrease in acquisition-related integration costs in the three months ended March 31, 2017 versus the same quarter last year.

Corporate Segment

Operating Expenses

Operating expenses in our Corporate Segment include expenses from the Company’s executive management, corporate relations, legal, compliance, human resources, information technology and finance departments. Operating expenses increased $14 million, or 7.5% in the three months ended March 31, 2017 as compared to the prior year. The increase in operating expenses for the three months ended March 31, 2017 was primarily due to increased employee benefit costs and strategic initiatives.

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

The change in cash and cash equivalents is as follows:

	Three Months Ended March 31,
In millions	2017	2016
Net cash provided by operating activities	$3,533	$2,439
Net cash used in investing activities	(554)	(633)
Net cash used in financing activities	(4,133)	(2,487)
Effect of exchange rate changes on cash and cash equivalents	—	1
Net decrease in cash and cash equivalents	$(1,154)	$(680)

Net cash provided by operating activities was approximately $3.5 billion in the three months ended March 31, 2017, compared to $2.4 billion in the three months ended March 31, 2016. The $1.1 billion increase in cash provided by operating activities is primarily due to the timing of payments in our Medicare Part D operations.

Net cash used in investing activities was approximately $554 million in the three months ended March 31, 2017, compared to $633 million in the three months ended March 31, 2016. The decrease in cash used in investing activities is primarily due to lower capital expenditures in the three months ended March 31, 2017.

Net cash used in financing activities was $4.1 billion in the three months ended March 31, 2017, compared to net cash used in financing activities of $2.5 billion in the three months ended March 31, 2016. The cash used in financing activities increased $1.6 billion due to an increase in share repurchases in the three months ended March 21, 2017.

As of March 31, 2017, the Company had the following outstanding share repurchase program that was authorized by the Company’s Board of Directors:

In billions

Authorization Date	Authorized	Remaining
November 2, 2016 (“2016 Repurchase Program”)	$15.0	$14.6
December 15, 2014 (“2014 Repurchase Program”)	$10.0	$—

The 2014 and 2016 Repurchase Programs, which were effective immediately, permit the Company to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase transactions, and/or other derivative transactions. The repurchase programs may be modified or terminated by the Board of Directors at any time.

During the three months ended March 31, 2017, the Company repurchased an aggregate of approximately 36.1 million shares of common stock for approximately $3.6 billion pursuant to the 2014 and 2016 Repurchase Programs. This activity includes the accelerated share repurchase agreements (“ASR”) described below.

Pursuant to the authorization under the 2014 Repurchase Program, effective August 29, 2016, the Company entered into two fixed dollar ASRs with Barclays Bank PLC (“Barclays”) for a total of $3.6 billion. Upon payment of the $3.6 billion purchase price on January 6, 2017, the Company received a number of shares of its common stock equal to 80% of the $3.6 billion notional amount of the ASRs or approximately 36.1 million shares, which were placed into treasury stock in January 2017. The ASR was accounted for as an initial treasury stock transaction for $2.9 billion and a forward contract for $0.7 billion. The forward contract was classified as an equity instrument and was recorded within capital surplus on the condensed consolidated balance sheet as of March 31, 2017. In April 2017, the Company received 9.9 million shares of common stock, representing the remaining 20% of the $3.6 billion notional amount of the ASR, thereby concluding the ASR. The remaining 9.9 million shares of common stock delivered to the Company by Barclays were placed into treasury stock and the forward contract was reclassified from capital surplus to treasury stock in April 2017.

At the time they were received, the initial and final receipt of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted net income per share.

The Company had $1.8 billion of commercial paper outstanding at a weighted average interest rate of 1.16% as of March 31, 2017. In connection with its commercial paper program, the Company maintains a $1.0 billion, five-year unsecured back-up credit facility, which expires on May 23, 2018, a $1.25 billion, five-year unsecured back-up credit facility, which expires on July 24, 2019, and a $1.25 billion, five-year unsecured back-up credit facility, which expires on July 1, 2020. The credit facilities allow for borrowings at various rates that are dependent, in part, on the Company’s public debt ratings and require the Company to pay a weighted average quarterly facility fee of approximately 0.03%, regardless of usage. As of March 31, 2017, there were no borrowings outstanding under the back-up credit facilities.

On January 3, 2017, the Company entered into a $2.5 billion revolving credit facility. The credit facility allows for borrowings at various rates that are dependent, in part, on the Company’s debt ratings and require the Company to pay a weighted average quarterly facility fee of approximately 0.03%, regardless of usage. The maximum available under the credit facility decreased by $750 million to $1.75 billion on March 31, 2017 and decreases by an additional $750 million on June 30, 2017 and $500 million on September 30, 2017. The credit facility expires on December 31, 2017. As of March 31, 2017, the Company did not have any borrowings on the revolving credit facility.

Our back‑up credit facilities and unsecured senior notes contain customary restrictive financial and operating covenants. These covenants do not include a requirement for the acceleration of our debt maturities in the event of a downgrade in our credit rating. We do not believe the restrictions contained in these covenants materially affect our financial or operating flexibility. As of March 31, 2017, the Company is in compliance with all debt covenants.

As of March 31, 2017, our long-term debt was rated by Moody’s as “Baa1” with a stable outlook and by Standard & Poor’s as “BBB+” with a stable outlook, and our commercial paper program was rated “P‑2” by Moody’s and “A‑2” by Standard & Poor’s. In assessing our credit strength, we believe that both Moody’s and Standard & Poor’s considered, among other things, our capital structure and financial policies as well as our consolidated balance sheet, our historical acquisition activity and other financial information. Although we currently believe our long-term debt ratings will remain investment grade, we cannot guarantee the future actions of Moody’s and/or Standard & Poor’s. Our debt ratings have a direct impact on our future borrowing costs, access to capital markets and new store operating lease costs.

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

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Form 10‑K.

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

By their nature, all forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons as described in our SEC filings, including those set forth in the Risk Factors section within the 2016 Annual Report on Form 10-K, and including, but not limited to:

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

•	Efforts to increase reimbursement rates in PBM pharmacy networks and to inhibit the ability of PBMs to audit network pharmacies for fraud, waste and abuse.

•	Risks related to increasing oversight of PBM activities by state departments of insurance.

•

A highly competitive business environment, including the uncertain impact of increased consolidation in the PBM industry, the possibility of combinations, joint ventures or other collaboration between PBMs and retailers, uncertainty concerning the ability of our retail pharmacy business to secure and maintain contractual relationships with PBMs and other payors on acceptable terms, uncertainty concerning the ability of our PBM business to secure and maintain competitive access, pricing and other contract terms from retail network pharmacies in an environment where some PBM clients are willing to consider adopting narrow or more restricted retail pharmacy networks, and the possibility of our retail stores or specialty pharmacies being excluded from narrow or restricted networks.

•

The Company’s ability to timely identify or effectively respond to changing consumer preferences and spending patterns, an inability to expand the products being purchased by our customers, or the failure or inability to obtain or offer particular categories of products.

•	Risks relating to our ability to secure timely and sufficient access to the products we sell from our domestic and/or international suppliers, including limited distribution drugs.

•

Reform of the U.S. health care system, including ongoing implementation of ACA and the possible repeal and replacement of all or parts of ACA, continuing legislative efforts, regulatory changes and judicial interpretations impacting our health care system and the possibility of shifting political and legislative priorities related to reform of the health care system in the future.

•

Risks related to changes in legislation, regulation and government policy (including through the use of Executive Orders) that could significantly impact our business and the health care and retail industries, including the possibility of major developments in tax policy or trade relations, such as the disallowance of tax deductions for imported merchandise or the imposition of unilateral tariffs on imported products.

•

Risks relating to any failure to properly maintain our information technology systems, our information security systems and our infrastructure to support our business and to protect the privacy and security of sensitive customer and business information.

•

Risks related to compliance with a broad and complex regulatory framework, including compliance with new and existing federal, state and local laws and regulations relating to health care, network pharmacy reimbursement and auditing, accounting standards, corporate securities, tax, environmental and other laws and regulations affecting our business.

•

Risks related to litigation, government investigations and other legal proceedings as they relate to our business, the pharmacy services, retail pharmacy, LTC pharmacy or retail clinic industries, or to the health care industry generally.

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

•	The accessibility or availability of adequate financing on a timely basis and on reasonable terms.

•	Risks related to the outcome of any legal proceedings related to, or involving any entity that is a part of, any proposed acquisition contemplated by us.

•	Other risks and uncertainties detailed from time to time in our filings with the SEC.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2017, the Company did not have any interest rate, foreign currency exchange rate or commodity derivative instruments in place and believes that as of March 31, 2017 its exposure to interest rate risk (inherent in the Company’s debt portfolio), foreign currency exchange rate risk and commodity price risk is not material.

Item 4.   Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a‑15(f) and 15d‑15(f)) as of March 31, 2017, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to provide reasonable assurance that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a‑15 or Rule 15d‑15 that occurred in the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.   Legal Proceedings

I. Legal Proceedings

We refer you to Note 8 - “Commitments and Contingencies - Legal Matters” contained in the “Notes to the Condensed Consolidated Financial Statements” of our Quarterly Report on Form 10‑Q for the three months ended March 31, 2017 for a description of our legal proceedings.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table presents the total number of shares purchased in the three months ended March 31, 2017, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to the 2014 Repurchase Program. See Note 2 - “Share Repurchase Programs” contained in the “Notes to the Condensed Consolidated Financial Statements” of our Quarterly Report on Form 10‑Q for the three months ended March 31, 2017.

				Approximate Dollar
			Total Number of Shares	Value of Shares that
	Total Number	Average	Purchased as Part of	May Yet Be
	of Shares	Price Paid per	Publicly Announced	Purchased Under the
Fiscal Period	Purchased	Share	Plans or Programs	Plans or Programs
January 1, 2017 through January 31, 2017	36,056,609	$80.34	36,056,609	$14,609,385,267
February 1, 2017 through February 28, 2017	—	$—	—	$14,609,385,267
March 1, 2017 through March 31, 2017	—	$—	—	$14,609,385,267
	36,056,609		36,056,609

Item 6.   Exhibits

Exhibits:

Exhibits marked with an asterisk (*) are hereby incorporated by reference to exhibits or appendices previously filed by the Registrant as indicated in brackets following the description of the exhibit.

3.1*

Amended and Restated Certificate of Incorporation of the Registrant [incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10‑K for the fiscal year ended December 31, 1996 (Commission File No. 001‑01011)].

3.1A*

Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective May 13, 1998 [incorporated by reference to Exhibit 4.1A to the Registrant’s Registration Statement No. 333-52055 on Form S‑3/A dated May 18, 1998 (Commission File No. 001‑01001)].

3.1B*

Certificate of Amendment to the Amended and Restated Certificate of Incorporation [incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8‑K dated March 22, 2007 (Commission File No. 001‑01011)].

3.1C*	Certificate of Merger dated May 9, 2007 [incorporated by reference to Exhibit 3.1C to the Registrant’s Quarterly Report on Form 10‑Q dated November 1, 2007 (Commission File No. 001‑01011)].
3.1D*

Certificate of Amendment to the Amended and Restated Certificate of Incorporation [incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8‑K dated May 13, 2010 (Commission File No. 001‑01011)].

3.1E*

Certificate of Amendment to the Amended and Restated Certificate of Incorporation [incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8‑K dated May 10, 2012 (Commission File No. 001‑01011)].

3.1F*

Certificate of Amendment to the Amended and Restated Certificate of Incorporation [incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8‑K dated May 13, 2013 (Commission File No. 001‑01011)].

3.1G*

Certificate of Amendment to the Amended and Restated Certificate of Incorporation [incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8‑K dated September 3, 2014 (Commission File No. 001‑01011)].

3.2*	By‑laws of Registrant, as amended and restated [incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8‑K dated January 26, 2016 (Commission File No. 001‑01011)].
15.1	Letter re: Unaudited Interim Financial Information.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from the CVS Health Corporation Quarterly Report on Form 10‑Q for the three months ended March 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related Footnotes to the Condensed Consolidated Financial Statements.

Signatures:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10‑Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CVS Health Corporation
(Registrant)

/s/ David M. Denton
David M. Denton
Executive Vice President and Chief Financial Officer
May 2, 2017