Form 10-Q
period 2017-06-30
CVS HEALTH Corp
filed 2017-08-08
CIK 64803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Common Stock, $0.01 par value, issued and outstanding at August 1, 2017:

1,016,564,728 shares

Part I	Item 1

CVS Health Corporation

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions, except per share amounts	2017	2016	2017	2016

Net revenues	$45,685	$43,725	$90,199	$86,940
Cost of revenues	38,750	36,710	76,684	73,181
Gross profit	6,935	7,015	13,515	13,759
Operating expenses	4,818	4,658	9,605	9,217
Operating profit	2,117	2,357	3,910	4,542
Interest expense, net	247	280	499	563
Loss on early extinguishment of debt	—	542	—	542
Other expense	7	7	14	16
Income before income tax provision	1,863	1,528	3,397	3,421
Income tax provision	766	604	1,338	1,350
Income from continuing operations	1,097	924	2,059	2,071
Income (loss) from discontinued operations, net of tax	1	—	(8)	—
Net income	1,098	924	2,051	2,071
Net income attributable to noncontrolling interest	—	—	(1)	(1)
Net income attributable to CVS Health	$1,098	$924	$2,050	$2,070

Basic earnings per share:
Income from continuing operations attributable to CVS Health	$1.07	$0.86	$2.00	$1.91
Loss from discontinued operations attributable to CVS Health	$—	$—	$(0.01)	$—
Net income attributable to CVS Health	$1.07	$0.86	$1.99	$1.91
Weighted average shares outstanding	1,019	1,070	1,024	1,081
Diluted earnings per share:
Income from continuing operations attributable to CVS Health	$1.07	$0.86	$1.99	$1.90
Loss from discontinued operations attributable to CVS Health	$—	$—	$(0.01)	$—
Net income attributable to CVS Health	$1.07	$0.86	$1.98	$1.90
Weighted average shares outstanding	1,024	1,075	1,029	1,087
Dividends declared per share	$0.50	$0.425	$1.00	$0.85

See accompanying notes to condensed consolidated financial statements.

CVS Health Corporation

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2017	2016	2017	2016

Net income	$1,098	$924	$2,051	$2,071
Other comprehensive income:
Foreign currency translation adjustments, net of tax	(10)	22	(2)	40
Net cash flow hedges, net of tax	—	—	1	1
Total other comprehensive income (loss)	(10)	22	(1)	41
Comprehensive income	1,088	946	2,050	2,112
Comprehensive income attributable to noncontrolling interest	—	—	(1)	(1)
Comprehensive income attributable to CVS Health	$1,088	$946	$2,049	$2,111

See accompanying notes to condensed consolidated financial statements.

CVS Health Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
In millions, except per share amounts	2017	2016

Assets:
Cash and cash equivalents	$2,094	$3,371
Short-term investments	75	87
Accounts receivable, net	12,274	12,164
Inventories	14,271	14,760
Other current assets	690	660
Total current assets	29,404	31,042
Property and equipment, net	10,073	10,175
Goodwill	38,130	38,249
Intangible assets, net	13,354	13,511
Other assets	1,564	1,485
Total assets	$92,525	$94,462

Liabilities:
Accounts payable	$7,874	$7,946
Claims and discounts payable	9,708	9,451
Accrued expenses	8,133	6,937
Short-term debt	1,100	1,874
Current portion of long-term debt	42	42
Total current liabilities	26,857	26,250
Long-term debt	25,622	25,615
Deferred income taxes	4,210	4,214
Other long-term liabilities	1,689	1,549

Shareholders’ equity:
CVS Health shareholders’ equity:
Preferred stock, par value $0.01: 0.1 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01: 3,200 shares authorized; 1,710 shares issued and 1,015 shares outstanding at June 30, 2017 and 1,705 shares issued and 1,061 shares outstanding at December 31, 2016	17	17
Treasury stock, at cost: 694 shares at June 30, 2017 and 643 shares at December 31, 2016	(37,414)	(33,452)
Shares held in trust: 1 share at June 30, 2017 and December 31, 2016	(31)	(31)
Capital surplus	31,871	31,618
Retained earnings	40,005	38,983
Accumulated other comprehensive income (loss)	(306)	(305)
Total CVS Health shareholders’ equity	34,142	36,830
Noncontrolling interest	5	4
Total shareholders’ equity	34,147	36,834
Total liabilities and shareholders’ equity	$92,525	$94,462

See accompanying notes to condensed consolidated financial statements.

CVS Health Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
In millions	2017	2016
Cash flows from operating activities:
Cash receipts from customers	$88,343	$84,324
Cash paid for inventory and prescriptions dispensed by retail network pharmacies	(73,748)	(70,851)
Cash paid to other suppliers and employees	(7,000)	(7,019)
Interest received	10	9
Interest paid	(539)	(615)
Income taxes paid	(1,534)	(1,762)
Net cash provided by operating activities	5,532	4,086

Cash flows from investing activities:
Purchases of property and equipment	(888)	(1,102)
Proceeds from sale of property and equipment and other assets	13	11
Acquisitions (net of cash acquired) and other investments	(315)	(168)
Purchase of available-for-sale investments	—	(39)
Maturities of available-for-sale investments	16	67
Net cash used in investing activities	(1,174)	(1,231)

Cash flows from financing activities:
Increase (decrease) in short-term debt	(774)	745
Proceeds from issuance of long-term debt	—	3,455
Repayments of long-term debt	—	(3,579)
Purchase of noncontrolling interest in subsidiary	—	(39)
Dividends paid	(1,028)	(929)
Proceeds from exercise of stock options	189	193
Payments for taxes related to net share settlement of equity awards	(60)	(71)
Repurchase of common stock	(3,961)	(3,960)
Other	(1)	(4)
Net cash used in financing activities	(5,635)	(4,189)
Effect of exchange rate changes on cash and cash equivalents	—	2
Net decrease in cash and cash equivalents	(1,277)	(1,332)
Cash and cash equivalents at the beginning of the period	3,371	2,459
Cash and cash equivalents at the end of the period	$2,094	$1,127

Reconciliation of net income to net cash provided by operating activities:
Net income	$2,051	$2,071
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,242	1,236
Goodwill impairment	135	—
Stock-based compensation	108	107
Loss on early extinguishment of debt	—	542
Deferred income taxes and other noncash items	21	75
Change in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(114)	(1,279)
Inventories	492	(167)
Other current assets	(31)	(170)
Other assets	(38)	(53)
Accounts payable and claims and discounts payable	180	1,164
Accrued expenses	1,345	555
Other long-term liabilities	141	5
Net cash provided by operating activities	$5,532	$4,086

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

As of June 30, 2017, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and the contingent consideration liability included in accrued expenses approximated their fair value due to the nature of these financial instruments. The Company invests in money market funds, commercial paper and time deposits that are classified as cash and cash equivalents within the accompanying condensed consolidated balance sheets, as these funds are highly liquid and readily convertible to known amounts of cash. These investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company’s short-term investments of $75 million at June 30, 2017 consist of certificates of deposit with initial maturities of greater than three months when purchased that mature within one year from the balance sheet date. These investments, which are classified within Level 1 of the fair value hierarchy, are carried at fair value, which approximated historical cost at June 30, 2017. The carrying amount and estimated fair value of the Company’s total long-term debt was $25.7 billion and $26.9 billion, respectively, as of June 30, 2017. The fair value of the Company’s long-term debt was estimated based on quoted prices currently offered in active markets for the Company’s debt, which is considered Level 1 of the fair value hierarchy.

Related Party Transactions

The Company has an equity method investment in SureScripts, LLC (“SureScripts”), which operates a clinical health information network. The Pharmacy Services and Retail/LTC segments utilize this clinical health information network in providing services to its client plan members and retail customers. The Company expensed fees for the use of this network of approximately $8 million and $9 million in the three months ended June 30, 2017 and 2016, respectively, and expensed fees for the use of this network of approximately $25 million and $22 million in the six months ended June 30, 2017 and 2016, respectively. The Company’s investment in and equity in earnings of SureScripts for all periods presented is immaterial.

The Company has an equity method investment in Heartland Healthcare Services (“Heartland”). Heartland operates several long-term care pharmacies in four states. Heartland paid the Company approximately $30 million and $32 million for pharmaceutical inventory purchases during the three months ended June 30, 2017 and 2016, respectively, and $70 million for pharmaceutical inventory purchases during the six months ended June 30, 2017 and 2016. Additionally, the Company performs certain collection functions for Heartland and then passes those customer cash collections back to Heartland. The Company’s investment and equity in earnings of Heartland for all periods presented is immaterial.

Discontinued Operations

In connection with certain business dispositions completed between 1991 and 1997, the Company retained guarantees on store lease obligations for a number of former subsidiaries, including Bob’s Stores and Linens ‘n Things, both of which subsequently filed for bankruptcy. See “Note 10 – Commitments and Contingencies” to the condensed consolidated financial statements. The Company’s discontinued operations include lease-related costs which the Company believes it will likely be required to satisfy pursuant to its lease guarantees.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends the accounting for certain aspects of shared-based payments to employees in ASC Topic 718, Compensation - Stock Compensation. The new guidance eliminates the accounting for any excess tax benefits and deficiencies through equity, and requires all excess tax benefits and deficiencies related to employee share-based compensation arrangements to be recorded in the income statement. This aspect of the guidance is required to be applied prospectively. The guidance also requires the presentation of excess tax benefits on the statement of cash flows as an operating activity rather than a financing activity, a change which may be applied prospectively or retrospectively. The guidance further provides an accounting policy election to account for forfeitures as they occur rather than utilizing the estimated amount of forfeitures at the time of issuance. The Company adopted this guidance effective January 1, 2017. The primary impact of adopting this guidance was the recognition of excess tax benefits in the income statement instead of recognizing them in equity. This income statement guidance was adopted on a prospective basis. As a result, a discrete tax benefit of $14 million and $33 million was recognized in the income tax provision in the three and six months ended June 30, 2017, respectively.

The Company elected to retrospectively adopt the guidance on the presentation of excess tax benefits in the statement of cash flows. The following is a reconciliation of the effect of the resulting reclassification of the excess tax benefits on the Company’s condensed consolidated statement of cash flows for the six months ended June 30, 2016:

	As Previously
In millions	Reported	Adjustments	As Revised
Cash paid to other suppliers and employees	$(7,082)	$63	$(7,019)
Net cash provided by operating activities	4,023	63	4,086
Excess tax benefits from stock-based compensation	63	(63)	—
Net cash used in financing activities	(4,126)	(63)	(4,189)
Reconciliation of net income to net cash provided by operating activities:
Accrued expenses	492	63	555

The Company elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. None of the other provisions in this guidance had a material impact on the Company’s condensed consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which amends ASC Topic 715, Compensation – Retirement Benefits.  ASU 2017-17 requires entities to disaggregate the current service cost component from the other components of net benefit cost and present it with other current compensation costs for related employees in the income statement and present the other components of net benefit cost elsewhere in the income statement and outside of operating income. Only the service cost component of net benefit cost is eligible for capitalization. The guidance is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted as of the beginning of any annual periods for which an entity’s financial statements have not been issued. Entities are required to retrospectively apply the requirement for a separate presentation in the income statement of service costs and other components of net benefit cost and prospectively adopt the requirement to limit the capitalization of benefit costs to the service component. The Company adopted the income statement presentation aspects of this new guidance on a retrospective basis effective January 1, 2017. Nearly all of the Company’s net benefit costs for the Company’s defined benefit pension and postretirement plans do not contain a service cost component as most of these defined benefit plans have been frozen for an extended period of time. The following is a reconciliation of the effect of the reclassification of the net benefit cost from operating expenses to other expense in the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2016:

	As Previously
In millions	Reported	Adjustments	As Revised
Three Months Ended June 30, 2016
Operating expenses	$4,665	$(7)	$4,658
Operating profit	2,350	7	2,357
Other expense	—	7	7
Six Months Ended June 30, 2016
Operating expenses	9,233	(16)	9,217
Operating profit	4,526	16	4,542
Other expense	—	16	16

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which amends ASC Topic 350, Intangibles – Goodwill and Other. This ASU requires the Company to perform its annual, or applicable interim, goodwill impairment test by comparing the fair value of each reporting unit with its carrying amount. An impairment charge must be recognized at the amount by which the carrying amount exceeds the fair value of the reporting unit; however, the charge recognized should not exceed the total amount of goodwill allocated to that reporting unit. Income tax effects resulting from any tax deductible goodwill should be considered when measuring a goodwill impairment charge, if applicable. The guidance in ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company elected to early adopt this standard as of January 1, 2017. At the date of adoption of this new guidance, the guidance did not have any impact on the Company’s condensed consolidated results of operations, financial position or cash flows.

New Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In March 2016, the FASB issued ASU 2016-08, “Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net),” which amends the principal-versus-agent implementation guidance and in April 2016 the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing,” which amends the guidance in those areas in the new revenue recognition standard. Both ASUs were issued in response to feedback received from the FASB-International Accounting Standards Board joint revenue recognition transition resource group. This new standard could impact the timing and amounts of revenue recognized. The new revenue standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning January 1, 2018. Early adoption of the standard in 2017 is permitted; however, the Company does not intend to early adopt the new standard. Companies have the option of using either a full retrospective or a modified retrospective approach to adopt the guidance. The Company intends to adopt the new standard on a modified retrospective basis. The Company formed a project team to assess and implement the new revenue standard, has prepared its preliminary accounting policy memorandums and is entering the final stages of its documentation related to the new standard. While the Company is currently finalizing its assessment of all of the potential impacts of the new standard, including the potential impact from recent acquisitions, the Company does not expect the implementation of the standard will have a material effect on the Company's consolidated results of operations, cash flows or financial position. The new standard will however require more extensive revenue-related disclosures.

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

Note 2 – Goodwill

Goodwill is not amortized, but is subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate there may be impairment. Goodwill is evaluated for possible impairment by comparing the fair value of a reporting unit to its carrying value, including the goodwill assigned to that reporting unit.

During the second quarter of 2017, the Company pursued various strategic alternatives for its RxCrossroads (“RxC”) reporting unit. In connection with this ongoing effort, the Company performed an interim goodwill impairment test prior to the annual goodwill impairment test in the third quarter. In conjunction with the impairment test, the fair value of the RxC reporting unit was estimated to be lower than the carrying value resulting in a $135 million goodwill impairment charge within operating expenses. The fair value of the RxC reporting unit was determined using a combination of a discounted cash flow model and a comparable market transaction model. The Company also performed an impairment test of the intangible assets of the RxC reporting unit and none were impaired at June 30, 2017.

Below is a summary of the changes in the carrying value of goodwill by segment for the six months ended June 30, 2017:

	Pharmacy
In millions	Services	Retail/LTC	Total
Balance, December 31, 2016	$21,637	$16,612	$38,249
Acquisitions	—	18	18
Foreign currency translation adjustments	—	(2)	(2)
Impairment	—	(135)	(135)
Balance, June 30, 2017	$21,637	$16,493	$38,130

Note 3 – Share Repurchase Programs

During the six months ended June 30, 2017, the Company had the following outstanding share repurchase programs, both of which had previously been authorized by the Company’s Board of Directors:

In billions

Authorization Date	Authorized	Remaining
November 2, 2016 (“2016 Repurchase Program”)	$15.0	$14.3
December 15, 2014 (“2014 Repurchase Program”)	10.0	—

Each of the 2014 and 2016 Repurchase Programs, which were effective immediately, permitted the Company to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase transactions, and/or other derivative transactions. Each of the repurchase programs could be modified or terminated by the Board of Directors at any time. The 2014 Repurchase Program was completed during the second quarter of 2017.

During the three months ended June 30, 2017, the Company repurchased an aggregate of approximately 14.3 million shares of common stock for approximately $340 million pursuant to the 2014 and 2016 Repurchase Programs. During the six months ended June 30, 2017, the Company repurchased an aggregate of approximately 50.4 million shares of common stock for approximately $4.0 billion pursuant to the 2014 and 2016 Repurchase Programs. This activity includes the accelerated share repurchase agreements (“ASRs”) described below.

Pursuant to the authorization under the 2014 Repurchase Program, effective August 29, 2016, the Company entered into two fixed dollar ASRs with Barclays Bank PLC (“Barclays”) for a total of $3.6 billion. Upon payment of the $3.6 billion purchase price on January 6, 2017, the Company received a number of shares of its common stock equal to 80% of the $3.6 billion notional amount of the ASRs or approximately 36.1 million shares, which were placed into treasury stock in January 2017. The ASRs were accounted for as an initial treasury stock transaction for $2.9 billion and a forward contract for $0.7 billion. In April 2017, the Company received 9.9 million shares of common stock, representing the remaining 20% of the $3.6 billion notional amount of the ASRs, thereby concluding the ASRs. The remaining 9.9 million shares of common stock delivered to the Company by Barclays were placed into treasury stock and the forward contract was reclassified from capital surplus to treasury stock in April 2017.

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

Changes in accumulated other comprehensive income (loss) by component is shown on the below:

	Three Months Ended June 30, 2017 (1)
			Pension and
		Losses on	Other
	Foreign	Cash Flow	Postretirement
In millions	Currency	Hedges	Benefits	Total
Balance, March 31, 2017	$(119)	$(4)	$(173)	$(296)
Other comprehensive income (loss) before reclassifications	(10)	—	—	(10)
Amounts reclassified from accumulated other comprehensive income (2)	—	—	—	—
Net other comprehensive income (loss)	(10)	—	—	(10)
Balance, June 30, 2017	$(129)	$(4)	$(173)	$(306)

	Three Months Ended June 30, 2016 (1)
			Pension and
		Losses on	Other
	Foreign	Cash Flow	Postretirement
	Currency	Hedges	Benefits	Total
Balance, March 31, 2016	$(147)	$(6)	$(186)	$(339)
Other comprehensive income before reclassifications	22	—	—	22
Amounts reclassified from accumulated other comprehensive income (2)	—	—	—	—
Net other comprehensive income	22	—	—	22
Balance, June 30, 2016	$(125)	$(6)	$(186)	$(317)

	Six Months Ended June 30, 2017 (1)
			Pension and
		Losses on	Other
	Foreign	Cash Flow	Postretirement
	Currency	Hedges	Benefits	Total
Balance, December 31, 2016	$(127)	$(5)	$(173)	$(305)
Other comprehensive income (loss) before reclassifications	(2)	—	—	(2)
Amounts reclassified from accumulated other comprehensive income (2)	—	1	—	1
Net other comprehensive income (loss)	(2)	1	—	(1)
Balance, June 30, 2017	$(129)	$(4)	$(173)	$(306)

	Six Months Ended June 30, 2016 (1)
			Pension and
		Losses on	Other
	Foreign	Cash Flow	Postretirement
	Currency	Hedges	Benefits	Total
Balance, December 31, 2015	$(165)	$(7)	$(186)	$(358)
Other comprehensive income before reclassifications	40	—	—	40
Amounts reclassified from accumulated other comprehensive income (2)	—	1	—	1
Net other comprehensive income	40	1	—	41
Balance, June 30, 2016	$(125)	$(6)	$(186)	$(317)

(1)	All amounts are net of tax.
(2)

The amounts reclassified from accumulated other comprehensive income for losses on cash flow hedges are recorded within interest expense, net on the condensed consolidated statements of income. The amounts reclassified from accumulated other comprehensive income for pension and other postretirement benefits are included in other expense on the condensed consolidated statements of income.

Note 5 – Stock-Based Compensation

A summary of stock-based compensation for each of the respective periods is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2017	2016	2017	2016
Stock-based compensation:
Stock options	$14	$17	$34	$39
Restricted stock units	39	33	74	68
Total stock-based compensation	$53	$50	$108	$107

During the three months ended June 30, 2017, the Company granted approximately 4 million stock options with a weighted average fair value of $9.43 and a weighted average fair value exercise price of $78.05. The Company had approximately 23 million stock options outstanding as of June 30, 2017 with a weighted average exercise price of $73.10 and a weighted average contractual term of 3.98 years. During the three months ended June 30, 2017, the Company granted approximately 3 million restricted stock units with a weighted average fair value of $78.05.  The Company had approximately 6 million restricted stock units unvested as of June 30, 2017 with a weighted average fair value of $86.79.

Note 6 – Store Closures

In December 2016, the Company announced an enterprise streamlining initiative designed to reduce costs and enhance operating efficiencies to allow the Company to be more competitive in the current health care environment. In connection with the enterprise streamlining initiative, the Company announced its intention to rationalize the number of retail stores by closing approximately 70 underperforming stores during the year ending December 31, 2017. During the three and six months ended June 30, 2017, the Company closed three and 63 retail stores, respectively, and recorded charges of $6 million and $205 million, respectively, within operating expenses in the Retail/LTC Segment. The charges are primarily comprised of provisions for the present value of noncancelable lease obligations.

The noncancelable lease obligations associated with stores closed during the six months ended June 30, 2017 extend through the year 2039. In connection with the enterprise streamlining initiative, the Company expects to record additional charges of approximately $15 million during the remainder of 2017 as it continues to rationalize the number of retail stores.

Note 7 – Interest Expense, Net

The following are the components of interest expense, net:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2017	2016	2017	2016
Interest expense	$251	$284	$509	$572
Interest income	(4)	(4)	(10)	(9)
Interest expense, net	$247	$280	$499	$563

Note 8 – Earnings Per Share

Earnings per share is computed using the two-class method. Options to purchase 11.0 million and 9.4 million ~~s~~hares of common stock were outstanding, but were not included in the calculation of diluted earnings per share, for the three and six months ended June 30, 2017, respectively, because the exercise prices of the options were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. For the same reason, options to purchase approximately 7.8 million and 5.7 million shares of common stock were outstanding, but were not included in the calculation of diluted earnings per share for the three and six months ended June 30, 2016, respectively.

The following is a reconciliation of basic and diluted earnings per share from continuing operations for the respective periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions, except per share amounts	2017	2016	2017	2016
Numerator for earnings per share calculation:
Income from continuing operations	$1,097	$924	$2,059	$2,071
Income allocated to participating securities	(3)	(4)	(8)	(10)
Net income attributable to noncontrolling interest	—	—	(1)	(1)
Income from continuing operations attributable to CVS Health	$1,094	$920	$2,050	$2,060

Denominator for earnings per share calculation:
Weighted average shares, basic	1,019	1,070	1,024	1,081
Effect of dilutive securities	5	5	5	6
Weighted average shares, diluted	1,024	1,075	1,029	1,087

Earnings per share from continuing operations:
Basic	$1.07	$0.86	$2.00	$1.91
Diluted	$1.07	$0.86	$1.99	$1.90

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

The Pharmacy Services Segment provides a full range of pharmacy benefit management (“PBM”) solutions including plan design offerings and administration, formulary management, Medicare Part D services, mail order, specialty pharmacy and infusion services, retail pharmacy network management services, prescription management systems, clinical services, disease management services and medical spend management. The Company’s clients are primarily employers, insurance companies, unions, government employee groups, health plans, Medicare Part D, Managed Medicaid plans, plans offered on the public and private exchanges, and other sponsors of health benefit plans and individuals throughout the United States. Through the Company’s SilverScript Insurance Company subsidiary, the Pharmacy Services Segment is a national provider of drug benefits to eligible beneficiaries under the federal government’s Medicare Part D program. The Pharmacy Services Segment operates under the CVS Caremark® Pharmacy Services, Caremark®, CVS CaremarkTM, CarePlus CVS PharmacyTM, Accordant®, SilverScript®, Coram®, CVS SpecialtyTM, NovoLogix®, Navarro® Health Services, Advanced Care Scripts and ACS Pharmacy names. As of June 30, 2017, the Pharmacy Services Segment operated 23 retail specialty pharmacy stores, 15 specialty mail order pharmacies, four mail service dispensing pharmacies, and 83 branches for infusion and enteral services, including approximately 73 ambulatory infusion suites and three centers of excellence, located in 41 states, Puerto Rico and the District of Columbia.

The Retail/LTC Segment sells prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, personal care products, convenience foods, photo finishing services, seasonal merchandise and greeting cards. The Retail/LTC Segment also includes providing the distribution of prescription drugs, related pharmacy consulting and other ancillary services to chronic care facilities and other care settings, as well as commercialization services that are provided under the name RxCrossroads®. The Retail/LTC Segment also provides health care services through its MinuteClinic® health care clinics. MinuteClinics are staffed by nurse practitioners and physician assistants who utilize nationally recognized protocols to diagnose and treat minor health conditions, perform health screenings, monitor chronic conditions and deliver vaccinations. As of June 30, 2017, our Retail/LTC Segment included 9,700 retail locations (of which 7,971 were the Company’s stores that operated a pharmacy and 1,679 were the Company’s pharmacies located within Target stores) located in 49 states, the District of Columbia, Puerto Rico and Brazil operating primarily under the CVS Pharmacy®, CVS®,  CVS Pharmacy y más®,  Longs Drugs®, Navarro Discount Pharmacy® and Drogaria OnofreTM names, 40 onsite pharmacies primarily operating under the CarePlus CVS PharmacyTM, CarePlus® and CVS Pharmacy® names, 1,126 retail health care clinics operating under the MinuteClinic® name (of which 1,119 were located in CVS Pharmacy and Target stores), and our online retail websites, CVS.com®, Navarro.comTM and Onofre.com.brTM. LTC operations are comprised of 149 spoke pharmacies that primarily handle new prescription orders, of which 31 are also hub pharmacies that use proprietary automation to support spoke pharmacies with refill prescriptions. LTC operates primarily under the Omnicare® and NeighborCare® names.

The Corporate Segment provides management and administrative services to support the Company. The Corporate Segment consists of certain aspects of executive management, corporate relations, legal, compliance, human resources, information technology and finance departments.

	Pharmacy
	Services	Retail/LTC	Corporate	Intersegment	Consolidated
In millions	Segment(1)	Segment	Segment	Eliminations(2)	Totals
Three Months Ended
June 30, 2017:
Net revenues	$32,325	$19,554	$—	$(6,194)	$45,685
Gross profit (3)	1,469	5,675	—	(209)	6,935
Operating profit (loss) (4)(5)	1,135	1,411	(240)	(189)	2,117
June 30, 2016:
Net revenues	29,510	19,998	—	(5,783)	43,725
Gross profit (3)	1,367	5,837	—	(189)	7,015
Operating profit (loss) (5)(6)	1,039	1,711	(220)	(173)	2,357
Six Months Ended
June 30, 2017:
Net revenues	63,548	38,895	—	(12,244)	90,199
Gross profit (3)	2,565	11,351	—	(401)	13,515
Operating profit (loss) (4)(5)	1,919	2,822	(466)	(365)	3,910
June 30, 2016:
Net revenues	58,275	40,110	—	(11,445)	86,940
Gross profit (3)	2,469	11,667	—	(377)	13,759
Operating profit (loss) (5)(6)	1,823	3,495	(432)	(344)	4,542

(1)

Net revenues of the Pharmacy Services Segment include approximately $2.7 billion and $2.6 billion of retail co‑payments for the three months ended June 30, 2017 and 2016, respectively, as well as $5.8 billion and $5.6 billion of retail co-payments for the six months ended June 30, 2017 and 2016, respectively.

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

(3)

The Retail/LTC Segment gross profit for the three months ended June 30, 2017 and 2016 includes $5 million and $6 million, respectively, of acquisition-related integration costs. The Retail/LTC Segment gross profit for the six months ended June 30, 2017 and 2016 includes $5 million and $10 million, respectively, of acquisition-related integration costs. The integration costs in 2017 are related to the acquisition of Omnicare and the integration costs in 2016 are related to the acquisitions of Omnicare and the pharmacies and clinics of Target.

(4)

The Retail/LTC Segment operating profit for the three and six months ended June 30, 2017 includes a $135 million goodwill impairment charge (see “Note 2 – Goodwill” to the condensed consolidated financial statements). The Retail/LTC Segment operating profit for the three and six months ended June 30, 2017 also includes $6 million and $205 million, respectively, of charges associated with store closures (see “Note 6 – Store Closures” to the condensed consolidated financial statements).

(5)

The Retail/LTC Segment operating profit for the three months ended June 30, 2017 and 2016 includes $10 million and $81 million, respectively, of acquisition-related integration costs. The Retail/LTC Segment operating profit for the six months ended June 30, 2017 and 2016 includes $25 million and $142 million, respectively, of acquisition-related integration costs. The integration costs in 2017 are related to the acquisition of Omnicare and the integration costs in 2016 are related to the acquisitions of Omnicare and the pharmacies and clinics of Target.

(6)

Amounts revised to reflect the adoption of ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which increased consolidated operating profit by $7 and $16 million for the three and six months ended June 30, 2016, respectively (see “Note 1 – Accounting Policies” to the condensed consolidated financial statements).

Note 10 – Commitments and Contingencies

Lease Guarantees

Between 1991 and 1997, the Company sold or spun off a number of subsidiaries, including Bob’s Stores, Linens ‘n Things, Marshalls, Kay-Bee Toys, Wilsons, This End Up and Footstar. In many cases, when a former subsidiary leased a store, the Company provided a guarantee of the store’s lease obligations. When the subsidiaries were disposed of and accounted for as discontinued operations, the Company’s guarantees remained in place, although each initial purchaser has agreed to indemnify the Company for any lease obligations the Company was required to satisfy. If any of the purchasers or any of the former subsidiaries were to become insolvent and failed to make the required payments under a store lease, the Company could be required to satisfy these obligations. As of June 30, 2017, the Company guaranteed approximately 86 such store leases (excluding the lease guarantees related to Linens ‘n Things, which have been recorded as a liability on the condensed consolidated balance sheet), with the maximum remaining lease term extending through 2047.

In April 2016 and again in February 2017, Bob’s Stores and its related and successor entities filed for Chapter 11 bankruptcy protection. As described above, the Company, through one or more of its affiliates, is alleged to have guaranteed certain of the Bob’s Stores’ leases (the “Bob’s Leases”). Following these bankruptcy filings, in May 2017 the Company and SDI Stores, LLC (“SDI Stores”), entered into an agreement regarding the Bob’s Leases (the “CVS/SDI Stores Agreement”). Pursuant to the CVS/SDI Stores Agreement, SDI Stores agreed to accept the assignment of the Bob’s Leases and agreed to be bound by certain restrictions regarding renewals, extensions and modifications to the Bob’s Leases, in exchange for a series of payments that are immaterial to the Company. SDI Stores has accepted the assignment of certain of the Bob’s Leases, but at the present time, it is unclear whether all conditions to the CVS/SDI Stores Agreement will be satisfied and whether all of the Bob’s Leases will be assumed and assigned to SDI Stores. The Company will continue to monitor the bankruptcy proceedings and the conditions to the CVS/SDI Stores Agreement.

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

•

United States ex rel. Jack Chin v. Walgreen Company et al. (U.S. District Court for the Central District of California). In March 2010, the Company received a subpoena from the U.S. Department of Health and Human Services, Office of the Inspector General (“OIG”) requesting information about programs under which the Company has offered customers remuneration conditioned upon the transfer of prescriptions for drugs or medications to the Company’s pharmacies in the form of gift cards, cash, non-prescription merchandise or discounts or coupons for non-prescription merchandise. In October 2016, the U.S. District Court for the Central District of California unsealed a qui tam complaint, filed in April 2009 against CVS Pharmacy and other retail pharmacies, alleging that the Company violated the federal False Claims Act, and the False Claims Acts of several states, by offering such programs. The complaint was served on the Company in January 2017. The federal government has declined intervention in the case.

•

United States ex rel. James Banigan and Richard Templin v. Organon USA Inc. et al. (U.S. District Court for the District of Massachusetts). In October 2010, the court unsealed a qui tam complaint, which had been under seal since 2007, against Organon, Omnicare, Inc. and PharMerica Corporation. The suit was brought by two former employees of Organon, as relators on behalf of the federal government and several state and local governments. The action alleges civil violations of the federal False Claims Act based on allegations that Organon and its affiliates paid Omnicare and several other long-term care pharmacies rebates, post-purchase discounts and other forms of remuneration in return for purchasing pharmaceuticals from Organon and taking steps to increase the purchase of Organon’s drugs in violation of the Anti-Kickback Statute. The U.S. Department of Justice (“DOJ”) declined to intervene in this action. In May 2017, the Company completed its previously announced settlement, and this matter was dismissed with prejudice.

•

United States ex rel. Anthony R. Spay v. CVS Caremark Corporation et al. (U.S. District Court for the Eastern District of Pennsylvania). In January 2012, the court unsealed a first amended qui tam complaint filed in August 2011 by an individual relator, Anthony Spay, who is described in the complaint as having once been employed by a firm providing pharmacy prescription benefit audit and recovery services. The complaint seeks monetary damages and alleges that CVS Caremark’s processing of Medicare claims on behalf of one of its clients violated the federal False Claims Act. The United States declined to intervene in the lawsuit. In September 2015, the Court granted CVS Caremark's motion for summary judgment in its entirety, and entered judgment in favor of CVS Caremark and against Spay. In October 2015, Spay filed a notice of appeal in the United States Court of Appeals for the Third Circuit; that court heard oral arguments on the appeal in November 2016.

•

State of Texas ex rel. Myron Winkelman and Stephani Martinson et al. v. CVS Health Corporation (Travis County Texas District Court). In February 2012, the Attorney General of the State of Texas issued Civil Investigative Demands and has issued a series of subsequent requests for documents and information in connection with its investigation concerning the CVS Health Savings Pass program and other pricing practices with respect to claims for reimbursement from the Texas Medicaid program. In January 2017, the court unsealed a first amended petition. The amended petition alleges the Company violated the Texas Medicaid Fraud Prevention Act by submitting false claims for reimbursement to Texas Medicaid by, among other things, failing to use the price available to members of the CVS Health Savings Pass program as the usual and customary price. The amended petition was unsealed following the Company’s filing of CVS Pharmacy, Inc. v. Charles Smith et al. (Travis County District Court), a declaratory judgment action against the State of Texas in December 2016 seeking a declaration that the prices charged to members of the CVS Health Savings Pass program do not constitute usual and customary prices under the Medicaid regulation. The State of Texas is also pursuing temporary injunctive relief.

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

•

Pure Services Subpoena. In November 2013, Omnicare received a subpoena from the OIG seeking information regarding Omnicare’s May 2008 acquisition of Pure Service Pharmacy. In May 2017, the Company completed its previously announced settlement, and this matter was dismissed with prejudice.

•

Auto Label Subpoena. In June 2014, Omnicare received a subpoena from the United States Attorney’s Office for the District of New Jersey seeking information regarding Omnicare’s Auto Label Verification system. In May 2017, the Company completed its previously announced settlement, and this matter was dismissed with prejudice.

•

Subpoena Concerning PBM Administrative Fees. In March 2014, the Company received a subpoena from the United States Attorney’s Office for the District of Rhode Island, requesting documents and information concerning bona fide service fees and rebates received from pharmaceutical manufacturers in connection with certain drugs utilized under Medicare Part D, as well as the reporting of those fees and rebates to Part D plan sponsors. The Company has been cooperating with the government and providing documents and information in response to the subpoena.

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

•

Corcoran et al. v. CVS Health Corporation (U.S. District Court for the Northern District of California) and Podgorny et al. v. CVS Health Corporation (U.S. District Court for the Northern District of Illinois). These putative class actions were filed against the Company in July and September 2015. The cases were consolidated in United States District Court in the Northern District of California. Plaintiffs seek damages and injunctive relief on behalf of a class of consumers who purchased certain prescription drugs under the consumer protection statutes and common laws of certain states. Several third-party payors filed similar putative class actions on behalf of payors captioned Sheet Metal Workers Local No. 20 Welfare and Benefit Fund v. CVS Health Corp. and Plumbers Welfare Fund, Local 130 v. CVS Health Corporation (both pending in the U.S. District Court for the District of Rhode Island) in February and August 2016. In all of these cases the plaintiffs allege the Company overcharged for certain prescription drugs by not submitting the price available to members of the CVS Health Savings Pass program as the pharmacy’s usual and customary price. In the consumer case (Corcoran), the Court denied plaintiffs’ motion for certification of an 11-state class without prejudice. The Company continues to defend these actions.

•

Omnicare DEA Subpoena. In September 2015, Omnicare was served with an administrative subpoena by the U.S. Drug Enforcement Administration (“DEA”). The subpoena seeks documents related to controlled substance policies, procedures, and practices at eight pharmacy locations from May 2012 to the present. The Company has been cooperating and providing documents in response to this administrative subpoena.

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

•

PBM Pricing CID. In October 2015, the Company received from the DOJ a Civil Investigative Demand requesting documents and information in connection with a federal False Claims Act investigation concerning allegations that the Company submitted, or caused to be submitted, to the Medicare Part D program prescription drug event data that misrepresented true prices paid by the Company’s PBM to pharmacies for drugs dispensed to Part D beneficiaries with prescription benefits administered by the Company’s PBM. The Company has been cooperating with the government and providing documents and information in response to the Civil Investigative Demand.

•

United States ex rel. Sally Schimelpfenig and John Segura v. Dr. Reddy's Laboratories Limited and Dr. Reddy's Laboratories, Inc. (U.S. District Court for the Eastern District of Pennsylvania). In November 2015, the court unsealed a second amended qui tam complaint filed in September 2015. The DOJ declined to intervene in this action. The relators allege that the Company, Walgreens, Wal-Mart, and Dr. Reddy’s Laboratories violated the federal and various state False Claims Acts by dispensing prescriptions in unit dose packaging supplied by Dr. Reddy’s that was not compliant with the Consumer Product Safety Improvement Act and the Poison Preventive

Packaging Act and thereby allegedly rendering the drugs misbranded under the Food, Drug and Cosmetic Act. In March 2017, the Court granted the Company's motion to dismiss with leave to file an amended complaint.

•

Barchock et al. v. CVS Health Corporation et al. (U.S. District Court for the District of Rhode Island). In February 2016, a class action lawsuit was filed against the Company, the Benefit Plans Committee of the Company, and Galliard Capital Management, Inc., by Mary Barchock, Thomas Wasecko, and Stacy Weller, purportedly on behalf of the 401(k) Plan and the Employee Stock Ownership Plan of the Company (the “Plan”), and participants in the Plan. The complaint alleged that the defendants breached fiduciary duties owed to the plaintiffs and the Plan by investing too much of the Plan’s Stable Value Fund in short-term money market funds and cash management accounts. The court recently granted the Company’s motion to dismiss the plaintiffs’ amended complaint. In May 2017, plaintiffs filed a notice of appeal from that ruling in the United States Court of Appeals for the First Circuit.

•

State of California ex rel. Matthew Omlansky v. CVS Caremark Corporation (Superior Court of the State of California, County of Sacramento). In April 2016, the court unsealed a first amended qui tam complaint filed in July 2013. The government has declined intervention in this case. The relator alleges that the Company submitted false claims for payment to California Medicaid in connection with reimbursement for drugs available through the CVS Health Savings Pass program as well as certain other generic drugs. The case has been stayed pending the relator’s appeal of the judgment against him in a similar case against another retailer.

•

Retail DEA Matters. In July 2017, the Company finalized agreements with the U.S. Attorney’s Office for the Eastern District of California and the DEA to resolve alleged violations of the Controlled Substances Act (“CSA”) for $5 million. The Company has been also undergoing several audits by the DEA Administrator and is in discussions with the DEA and the U.S. Attorney’s Office in several locations concerning allegations that the Company has violated certain requirements of the CSA.

•

West Virginia Opioid Litigation. In March 2017, the Company was named as a defendant in four separate lawsuits filed in the U.S. District Court of the Southern District of West Virginia on behalf of counties in the state of West Virginia (Cabell, Fayette, Kanawha and Wayne counties), each of which alleges that CVS Indiana LLC, as well as various other distributors of controlled substances, caused a public nuisance related to opioid abuse by failing to detect and/or report purported suspicious orders of opioids distributed for dispensing in the plaintiff counties. Omnicare Distribution Center LLC also is named as a defendant in the complaint filed by Kanawha County. The Company is defending these lawsuits.

•

Cherokee Nation Opioid Litigation. In April 2017, the Company was named as a defendant in an action filed on behalf of the Cherokee Nation in the District Court of Cherokee Nation (the “Cherokee Action”). The lawsuit asserts several causes of action arising from allegations that large retail pharmacies and wholesale distributors caused widespread opioid abuse among members of the Cherokee Nation by purportedly failing to comply with the Controlled Substances Act and/or otherwise failing to prevent the diversion of opioids. In June 2017, the Company filed a motion to dismiss the Cherokee Action. Also in June 2017, the six defendants in the Cherokee Action collectively filed a complaint in the U.S. District Court for the Northern District of Oklahoma, McKesson, et al. v. Hembree, et al., seeking a declaration and preliminary injunction prohibiting the District Court of Cherokee Nation from exercising jurisdiction over the Cherokee Action.

•

State of Mississippi v. CVS Health Corporation et al. (Chancery Court of Desoto County, Mississippi, Third Judicial District). In July 2016, the Company was served with a complaint filed on behalf of the State of Mississippi alleging that CVS retail pharmacies in Mississippi submitted false claims for reimbursement to Mississippi Medicaid by not submitting the price available to members of the CVS Health Savings Pass program as the pharmacy’s usual and customary price. The Company has responded to the complaint, filed a counterclaim, and moved to transfer the case to circuit court. The motion to transfer was granted, which the State has appealed, and the motion to dismiss remains pending.

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

•

Cold Chain Logistics CID. In September 2016, the Company received from the DOJ a Civil Investigative Demand in connection with an investigation as to whether the Company’s handling of certain temperature-sensitive pharmaceuticals violates the federal Food, Drug and Cosmetic Act and the False Claims Act. The Company has been cooperating with the government and providing documents and information in response to the Civil Investigative Demand.

•

Amburgey et al. v. CaremarkPCS Health, L.L.C. (U.S. District Court for the Central District of California). In March 2017, the Company was served with a complaint challenging the policies and procedures used by CVS Specialty pharmacies to ship temperature-sensitive medications. The case is similar to a matter already pending against the Company in the Superior Court of California (Los Angeles County), Bertram v. Immunex Corp., et al., which was filed in October 2014. The Company is defending these lawsuits.

•

Barnett et al. v. Novo Nordisk Inc., et al. and Boss, et al. v. CVS Health Corporation, et al.(both pending in the U.S. District Court for the District of New Jersey). These putative class actions were filed against the Company and other PBMs and manufacturers of insulin in March 2017. Plaintiffs in both cases allege that the PBMs and manufacturers have engaged in a conspiracy whereby the PBMs sell access to their formularies by demanding the highest rebates, which in turn causes increased list prices for insulin. The primary claims are antitrust claims, claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”), violations of state unfair competition and consumer protection laws and in Boss, claims pursuant to the Employee Retirement Income Security Act (“ERISA”). The Barnett plaintiffs seek to represent a nationwide class of all persons who paid any portion of the purchase prices for a prescription for certain insulin products at a price calculated by reference to a benchmark. The Boss plaintiffs purport to represent multiple nationwide classes including a non-ERISA Employee/Exchange Plan class, an ERISA class, a Medicare class and an uninsured class. The Company continues to defend these lawsuits.

•

Insulin Products Investigation. In April 2017, the Company separately received a Civil Investigative Demand from the Attorney General of Washington, seeking documents and information regarding pricing and rebates for insulin products in connection with a pending investigation into unfair and deceptive acts or practice regarding insulin pricing. We have been notified by the Office of the Attorney General of Washington that information provided in response to the Civil Investigative Demand will be shared with the Attorneys General of California, Florida and Minnesota. In July 2017, the Company received a Civil Investigative Demand from the Attorney General of Minnesota, seeking documents and information regarding pricing and rebates for insulin and epinephrine products in connection with a pending investigation into unfair and deceptive acts or practices regarding insulin and epinephrine pricing.

•

Bewley et al. v. CVS Health Corporation, et al. and Prescott, et al. v. CVS Health Corporation, et al. (both pending in the U.S. District Court for the Western District of Washington). These putative class actions were filed in May 2017 against the Company and other pharmacy benefit managers and manufacturers of glucagon kits (Bewley) and diabetes test strips (Prescott). Both cases allege that, by contracting for rebates with the manufacturers of these diabetes products, the Company and other PBMs caused list prices for these products to increase, thereby harming certain consumers. The primary claims are made under federal antitrust laws, RICO, state unfair competition and consumer protection laws, and ERISA. The Company is defending these class action lawsuits.

•

Klein, et al. v. Prime Therapeutics, et al. (U.S. District Court for the District of Minnesota). In June 2017, a putative class action complaint was filed against the Company and other pharmacy benefit managers on behalf of ERISA plan members who purchased and paid for EpiPen or EpiPen Jr. Plaintiffs allege that the pharmacy benefit managers are ERISA fiduciaries to plan members and have violated ERISA by allegedly causing higher inflated prices for EpiPen through the process of negotiating increased rebates from EpiPen manufacturer, Mylan. The Company is defending these class action lawsuits.

•

Medicare Part D CID. In May 2017, the United States Attorneys’ Office for the Southern District of New York issued a Civil Investigative Demand to the Company concerning possible false claims submitted to Medicare in connection with reimbursements for prescription drugs under the Medicare Part D program. The Company has been cooperating with the government and providing documents and information in response to the Civil Investigative Demand.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

CVS Health Corporation:

We have reviewed the condensed consolidated balance sheet of CVS Health Corporation (the Company) as of June 30, 2017, the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2017 and 2016, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2017 and 2016. These financial statements are the responsibility of the Company’s management.

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

August 8, 2017
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

Through 9,700 retail locations, more than 1,100 walk-in health care clinics, a leading pharmacy benefits manager with nearly 90 million plan members, a dedicated senior pharmacy care business serving more than one million patients per year, expanding specialty pharmacy services and a leading stand-alone Medicare Part D prescription drug plan, we enable people, businesses, and communities to manage health in more affordable, effective ways. We are delivering break-through products and services, from advising patients on their medications at our CVS Pharmacy® locations, to introducing unique programs to help control costs for our clients at CVS Caremark®, to innovating how care is delivered to our patients with complex conditions through CVS SpecialtyTM, to improving pharmacy care for the senior community through Omnicare®, or by expanding access to high-quality, low-cost care at CVS MinuteClinic®.

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

Our specialty pharmacies support individuals who require complex and expensive drug therapies. Our specialty pharmacy business includes mail order and retail specialty pharmacies that operate under the CVS Caremark®, CarePlus CVS Pharmacy®, Navarro® Health Services and Advanced Care Scripts or ACS names. The Pharmacy Services Segment also provides health management programs, which include integrated disease management for 18 conditions, through our Accordant® rare disease management offering. In addition, through our SilverScript Insurance Company subsidiary, we are a national provider of drug benefits to eligible beneficiaries under the federal government’s Medicare Part D program. The Pharmacy Services Segment operates under the CVS Caremark® Pharmacy Services, Caremark®, CVS Caremark®, CarePlus CVS Pharmacy®, Accordant®, SilverScript®, Coram®, CVS SpecialtyTM, NovoLogix®, Navarro® Health Services and Advanced Care Scripts or ACS names. As of June 30, 2017, the Pharmacy Services Segment operated 23 retail specialty pharmacy stores, 15 specialty mail order pharmacies, four mail service dispensing pharmacies, and 83 branches for infusion and enteral services, including approximately 73 ambulatory infusion suites and three centers of excellence, located in 41 states, Puerto Rico and the District of Columbia.

Retail/LTC Segment

Our Retail/LTC Segment sells prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, personal care products, convenience foods, photo finishing, seasonal merchandise and greeting cards through our CVS Pharmacy®, CVS®, Longs Drugs®, Navarro Discount Pharmacy® and Drogaria OnofreTM retail locations and online through CVS.com®, Navarro.comTM and Onofre.com.brTM. The Retail/LTC Segment also includes providing the distribution of prescription drugs, related pharmacy consulting and other ancillary services to chronic care facilities and other care settings, as well as commercialization services that are provided under the name RxCrossroads®. Our Retail/LTC Segment derives the majority of its revenues through the sale of prescription drugs, which are dispensed by our more than 31,000 pharmacists. Our Retail/LTC Segment also provides health care services through our MinuteClinic health care clinics. MinuteClinics are staffed by nurse practitioners and physician assistants who utilize nationally recognized protocols to diagnose and treat minor health conditions, perform health screenings, monitor chronic conditions and deliver vaccinations. As of June 30, 2017, our Retail/LTC Segment included 9,700 retail locations (of which 7,971 were the Company’s stores that operated a pharmacy and 1,679 were the Company’s pharmacies located within a Target store) located in 49 states, the District of Columbia, Puerto Rico and Brazil operating primarily under the CVS Pharmacy®, CVS®,  CVS Pharmacy y más®,  Longs Drugs®, Navarro Discount Pharmacy® and Drogaria OnofreTM names, 40 onsite pharmacies primarily operating under the CarePlus CVS Pharmacy®, CarePlus® and CVS Pharmacy® names, 1,126 retail health care clinics operating under the MinuteClinic® name (of which 1,119 were located in CVS Pharmacy and Target stores), and our online retail websites, CVS.com®, Navarro.comTM and Onofre.com.brTM. LTC operations are comprised of 149 spoke pharmacies that primarily handle new prescription orders, of which 31 are also hub pharmacies that use proprietary automation to support spoke pharmacies with refill prescriptions. LTC operates primarily under the Omnicare® and NeighborCare® names.

Corporate Segment

The Corporate Segment provides management and administrative services to support the Company. The Corporate Segment consists of certain aspects of our executive management, corporate relations, legal, compliance, human resources, information technology and finance departments.

Results of Operations

The following discussion explains the material changes in our results of operations for the three and six months ended June 30, 2017 and 2016, and the significant developments affecting our financial condition since December 31, 2016. We strongly recommend that you read our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Exhibit 13 to our 2016 Form 10‑K along with this report.

Summary of the Condensed Consolidated Financial Results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions, except per share amounts	2017	2016	2017	2016
Net revenues	$45,685	$43,725	$90,199	$86,940
Cost of revenues	38,750	36,710	76,684	73,181
Gross profit	6,935	7,015	13,515	13,759
Operating expenses	4,818	4,658	9,605	9,217
Operating profit	2,117	2,357	3,910	4,542
Interest expense, net	247	280	499	563
Loss on early extinguishment of debt	—	542	—	542
Other expense	7	7	14	16
Income before income tax provision	1,863	1,528	3,397	3,421
Income tax provision	766	604	1,338	1,350
Income from continuing operations	1,097	924	2,059	2,071
Income (loss) from discontinued operations, net of tax	1	—	(8)	—
Net income	1,098	924	2,051	2,071
Net income attributable to noncontrolling interest	—	—	(1)	(1)
Net income attributable to CVS Health	$1,098	$924	$2,050	$2,070

Net Revenues

Net revenues increased approximately $2.0 billion, or 4.5%, and $3.3 billion, or 3.7%, in the three and six months ended June 30, 2017, respectively, as compared to the prior year. The increase is due to increases in the Pharmacy Services Segment partially offset by decreases in the Retail/LTC Segment. The increase in the Pharmacy Services Segment was driven by pharmacy network claim volume growth primarily attributable to net new business as well as brand inflation and volume in specialty pharmacy, offset by an increase in the generic dispensing rate and continued price compression. The decrease in the Retail/LTC Segment was primarily due to a decline in same stores sales as a result of the previously-announced marketplace changes, which began to have an impact in the fourth quarter of 2016, that restrict CVS Pharmacy from participating in certain networks. The Retail/LTC Segment decrease was also due to continued reimbursement pressure and an increase in the generic dispensing rate. Generic prescription drugs typically have a lower selling price than brand name prescription drugs.

Please see the section entitled “Segment Analysis” below for additional information regarding net revenues.

Gross Profit

Gross profit dollars decreased $80 million, or 1.1%, and $244 million, or 1.8%, in the three and six months ended June 30, 2017, respectively, as compared to the prior year. Gross profit dollars for the three months ended June 30, 2017, were negatively affected by continued reimbursement pressure as well as the loss of prescriptions in the Retail/LTC Segment. Gross profit as a percentage of net revenues decreased approximately 85 basis points in the three months ended June 30, 2017 to 15.2%, as compared to the prior year. Gross profit as a percentage of net revenues decreased approximately 85 basis points in the six months ended June 30, 2017 to 15.0%, as compared to the prior year. The decrease in gross profit as a percentage of net revenues was driven by the increased weighting toward the Pharmacy Services Segment, which has a lower gross profit than the Retail/LTC Segment.

Please see the section entitled “Segment Analysis” below for additional information regarding gross profit.

Operating Expenses

Operating expenses increased $160 million, or 3.4%, and $388 million, or 4.2%, in the three and six months ended June 30, 2017, respectively, as compared to the prior year. Operating expenses as a percentage of net revenues decreased approximately 10 basis points to 10.5% and remained flat at 10.6% in the three and six months ended June 30, 2017, respectively, as compared to the prior year. The increase in operating expenses in the three and six months ended June 30, 2017 was primarily due to the following:

•

A goodwill impairment charge of $135 million in the three and six months ended June 30, 2017 in our RxCrossroads reporting unit within the Retail/LTC Segment (see “Note 2 – Goodwill” to our condensed consolidated financial statements).

•

Charges of $6 million and $205 million in the three and six months ended June 30, 2017, respectively, associated with the closure of three and 63 retail stores, respectively, in connection with our enterprise streamlining initiative (see “Note 6 – Store Closures” to our condensed consolidated financial statements).

•	An increase in operating expenses due to incremental store operating costs associated with operating more stores.

•

These items were partially offset by a decrease in acquisition-related integration costs of $70 million and $112 million in the three and six months ended June 30, 2017, respectively, versus the same periods in the prior year.

Please see the section entitled “Segment Analysis” below for additional information regarding operating expenses.

Interest Expense, net

Interest expense, net, decreased $33 million and $64 million in the three and six months ended June 30, 2017, respectively, as compared to the prior year. The decrease in the three and six months ended was primarily due to the Company’s debt issuance and debt tender offers that occurred in 2016 which resulted in overall more favorable interest rates on the Company’s long-term debt.

For additional information on our financing activities, please see the “Liquidity and Capital Resources” section below.

Income Tax Provision

Our effective income tax rate was 41.1% and 39.4% for the three and six months ended June 30, 2017, respectively, compared to 39.5% and 39.4% for the three and six months ended June 30, 2016, respectively. The increase in the effective income tax rate was primarily due to the $135 million nondeductible goodwill impairment charge recognized in the three months ended June 30, 2017 which had a 280 basis point impact.

Income (Loss) from Discontinued Operations

The loss from discontinued operations of $8 million for the six months ended June 30, 2017, was primarily comprised of a $15 million charge (net of tax of $6 million) associated with lease guarantees the Company provided on store lease obligations of Bob’s Stores, a former subsidiary of the Company that filed for bankruptcy subsequent to its disposition. See “Note 10 - Commitments and Contingencies” to the Company’s condensed consolidated financial statements.

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

	Pharmacy
	Services	Retail/LTC	Corporate	Intersegment	Consolidated
In millions	Segment(1)	Segment	Segment	Eliminations(2)	Totals
Three Months Ended
June 30, 2017:
Net revenues	$32,325	$19,554	$—	$(6,194)	$45,685
Gross profit (3)	1,469	5,675	—	(209)	6,935
Operating profit (loss) (4)(5)	1,135	1,411	(240)	(189)	2,117
June 30, 2016:
Net revenues	29,510	19,998	—	(5,783)	43,725
Gross profit (3)	1,367	5,837	—	(189)	7,015
Operating profit (loss) (5)(6)	1,039	1,711	(220)	(173)	2,357
Six Months Ended
June 30, 2017:
Net revenues	63,548	38,895	—	(12,244)	90,199
Gross profit (3)	2,565	11,351	—	(401)	13,515
Operating profit (loss) (4)(5)	1,919	2,822	(466)	(365)	3,910
June 30, 2016:
Net revenues	58,275	40,110	—	(11,445)	86,940
Gross profit (3)	2,469	11,667	—	(377)	13,759
Operating profit (loss) (5)(6)	1,823	3,495	(432)	(344)	4,542

(1)

Net revenues of the Pharmacy Services Segment include approximately $2.7 billion and $2.6 billion of retail co-payments for the three months ended June 30, 2017 and 2016, respectively, as well as $5.8 billion and $5.6 billion of retail co-payments for the six months ended June 30, 2017 and 2016, respectively.

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

(3)

The Retail/LTC Segment gross profit for the three months ended June 30, 2017 and 2016 includes $5 million and $6 million, respectively, of acquisition-related integration costs. The Retail/LTC Segment gross profit for the six months ended June 30, 2017 and 2016 includes $5 million and $10 million, respectively, of acquisition-related integration costs. The integration costs in 2017 are related to the acquisition of Omnicare and the integration costs in 2016 are related to the acquisitions of Omnicare and the pharmacies and clinics of Target.

(4)

The Retail/LTC Segment operating profit for the three and six months ended June 30, 2017 includes a $135 million goodwill impairment charge (see “Note 2 – Goodwill” to the condensed consolidated financial statements). The Retail/LTC Segment operating profit for the three and six months ended June 30, 2017 also includes $6 million and $205 million, respectively, of charges associated with store closures (see “Note 6 – Store Closures” to the condensed consolidated financial statements).

(5)

The Retail/LTC Segment operating profit for the three months ended June 30, 2017 and 2016 includes $10 million and $81 million, respectively, of acquisition-related integration costs. The Retail/LTC Segment operating profit for the six months ended June 30, 2017 and 2016 includes $25 million and $142 million, respectively, of acquisition-related integration costs. The integration costs in 2017 are related to the acquisition of Omnicare and the integration costs in 2016 are related to the acquisitions of Omnicare and the pharmacies and clinics of Target.

(6)

Amounts revised to reflect the adoption of ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which increased consolidated operating profit by $7 million and $16 million in the three and six months ended June 30, 2016, respectively (see “Note 1 – Accounting Policies” to the condensed consolidated financial statements).

Pharmacy Services Segment

The following table summarizes our Pharmacy Services Segment’s performance for the respective periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2017	2016	2017	2016
Net revenues	$32,325	$29,510	$63,548	$58,275
Gross profit	1,469	1,367	2,565	2,469
Gross profit % of net revenues	4.5%	4.6%	4.0%	4.2%
Operating expenses (1)	334	328	646	646
Operating expenses % of net revenues	1.0%	1.1%	1.0%	1.1%
Operating profit (1)	1,135	1,039	1,919	1,823
Operating profit % of net revenues	3.5%	3.5%	3.0%	3.1%
Net revenues:
Mail choice (2)	$11,512	$10,646	$22,360	$20,796
Pharmacy network (3)	20,741	18,778	41,042	37,314
Other	72	86	146	165
Pharmacy claims processed (90 Day = 3 prescriptions) (4)(5):
Total	441.6	403.2	882.1	805.1
Mail choice (2)	65.6	62.3	129.3	123.3
Pharmacy network (3)	376.0	340.9	752.8	681.8
Generic dispensing rate (4)(5):
Total	87.2%	85.9%	87.1%	85.7%
Mail choice (2)	83.1%	81.2%	82.9%	80.8%
Pharmacy network (3)	87.9%	86.8%	87.8%	86.6%
Mail choice penetration rate (4)(5)	14.9%	15.5%	14.7%	15.3%

(1)Amounts revised to reflect the adoption of ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which decreased operating expenses and increased operating profit by $1 million for the three months ended June 30, 2016. For the six months ended June 30, 2016, the adoption of ASU 2017-07 decreased operating expenses and increased operating profit by $3 million.

(2)Mail choice is defined as claims filled at a Pharmacy Services mail facility, which includes specialty mail claims inclusive of Specialty Connect® claims picked up at retail, as well as prescriptions filled at our retail pharmacies under the Maintenance Choice®  program.

(3)Pharmacy network net revenues, claims processed and generic dispensing rates do not include Maintenance Choice activity, which is included within the mail choice category. Pharmacy network is defined as claims filled at retail and specialty retail pharmacies, including our retail pharmacies and long-term care pharmacies, but excluding Maintenance Choice activity.

(4)Includes the adjustment to convert 90-day prescriptions to the equivalent of three 30-day prescriptions. This adjustment reflects the fact that these prescriptions include approximately three times the amount of product days supplied compared to a normal prescription.

(5)The pharmacy claims processed, the generic dispensing rate and the mail choice penetration rate for the three and six months ended June 30, 2016 has been revised to reflect 90-day prescriptions to the equivalent of three 30-day prescriptions.

Net Revenues

Net revenues in our Pharmacy Services Segment increased $2.8 billion, or 9.5%, to $32.3 billion in the three months ended June 30, 2017, as compared to the prior year. Net revenues in our Pharmacy Services Segment increased $5.2 billion, or 9.0%, to $63.5 billion in the six months ended June 30, 2017, as compared to the prior year. The increase is primarily due to increased pharmacy network claims as well as brand inflation and volume in specialty pharmacy, partially offset by increased generic dispensing and price compression. As you review our Pharmacy Services Segment’s performance in this area, we believe you should consider the following important information about the business for the three and six months ended June 30, 2017:

•

In the three months ended June 30, 2017, our mail choice claims processed increased 5.2%, on a 30-day equivalent basis, to 65.6 million claims compared to 62.3 million claims in the prior year. In the six months ended June 30, 2017, our mail choice claims processed increased 4.9%, on a 30-day equivalent basis, to 129.3 million claims compared to 123.3 million claims in the prior year. The increase in mail choice claims was primarily driven by the continued adoption of our Maintenance Choice offerings and an increase in specialty pharmacy claims.

•

Our average revenue per mail choice claim increased by 2.8% and 2.5%, on a 30-day equivalent basis, in the three and six months ended June 30, 2017, respectively, compared to the prior year. This increase was primarily due to growth in specialty pharmacy.

•

In the three months ended June 30, 2017, our pharmacy network claims processed increased 10.3%, on a 30-day equivalent basis, to 376.0 million claims compared to 340.9 million claims in the prior year. In the six months ended June 30, 2017, our pharmacy network claims processed increased 10.4%, on a 30-day equivalent basis, to 752.8 million claims compared to 681.8 million claims in the prior year. The increase in the pharmacy network claim volume was primarily due to net new business.

•

Our average revenue per pharmacy network claim processed was flat and decreased 0.5%, on a 30-day equivalent basis, in the three and six months ended June 30, 2017, respectively, compared to the prior year.

•

In the three months ended June 30, 2017, our total generic dispensing rate increased to 87.2%, compared to 85.9% in the prior year. In the six months ended June 30, 2017, our total generic dispensing rate increased to 87.1%, compared to 85.7% in the prior year. These continued increases in our generic dispensing rate were primarily due to the impact of new generic drug introductions, and our continuous efforts to encourage plan members to use generic drugs when they are available and clinically appropriate. We believe our generic dispensing rate will continue to increase in future periods, albeit at a slower pace. This increase will be affected by, among other things, the number of new brand and generic drug introductions and our success at encouraging plan members to utilize generic drugs when they are available and clinically appropriate.

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

Gross profit increased $102 million, or 7.4%, to approximately $1.5 billion in the three months ended June 30, 2017, as compared to the prior year. Gross profit increased $96 million, or 3.9%, to approximately $2.6 billion in the six months ended June 30, 2017, as compared to the prior year. The increase in gross profit dollars was primarily due to the increase in pharmacy network volume, favorable purchasing economics and higher generic dispensing. Gross profit as a percentage of net revenues decreased to 4.5% in the three months ended June 30, 2017, compared to 4.6% in the prior year. Gross profit as a percentage of net revenues decreased to 4.0% in the six months ended June 30, 2017, compared to 4.2% in the prior year. The decrease in gross profit as a percentage of net revenues was primarily due to continued price compression and changes in the mix of our business, partially offset by favorable generic dispensing.

As you review our Pharmacy Services Segment’s performance in this area, we believe you should consider the following important information about the business for the three and six months ended June 30, 2017:

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

•	Our gross profit as a percentage of revenues benefited from the increase in our total generic dispensing rate, as noted previously.

Operating Expenses

Operating expenses in our Pharmacy Services Segment include selling, general and administrative expenses; depreciation and amortization related to selling, general and administrative activities; and expenses related to specialty retail pharmacies, which include store and administrative payroll, employee benefits and occupancy costs.

Operating expenses increased $6 million to $334 million, or 1.0% as a percentage of net revenues, in the three months ended June 30, 2017, compared to $328 million, or 1.1% as a percentage of net revenues, in the prior year. Operating expenses remained flat at $646 million, or 1.0% as a percentage of net revenues, in the six months ended June 30, 2017, compared to 1.1% as a percentage of net revenues, in the prior year. The improvement in operating expenses as a percentage of net revenues for the three and six months ended June 30, 2017 was primarily driven by expense leverage from our revenue growth.

Retail/LTC Segment

The following table summarizes our Retail/LTC Segment’s performance for the respective periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2017	2016	2017	2016
Net revenues	$19,554	$19,998	$38,895	$40,110
Gross profit (1)(2)	5,675	5,837	11,351	11,667
Gross profit % of net revenues	29.0%	29.2%	29.2%	29.1%
Operating expenses (1)(2)(3)(4)	4,264	4,126	8,529	8,172
Operating expenses % of net revenues	21.8%	20.6%	21.9%	20.4%
Operating profit (4)	1,411	1,711	2,822	3,495
Operating profit % of net revenues	7.2%	8.6%	7.3%	8.7%
Prescriptions filled (90 Day = 3 prescriptions) (5)	301.6	300.9	604.7	606.0
Net revenue increase (decrease):
Total	(2.2)%	16.0%	(3.0)%	17.3%
Pharmacy	(2.5)%	21.2%	(3.1)%	22.4%
Front Store	(1.3)%	(0.6)%	(2.6)%	1.0%
Total prescription volume (90 Day = 3 prescriptions) (5)	0.2%	23.2%	(0.2)%	24.8%
Same store sales increase (decrease) (6):
Total	(2.6)%	2.1%	(3.7)%	3.1%
Pharmacy	(2.8)%	3.9%	(3.7)%	4.7%
Front Store	(2.1)%	(2.5)%	(3.5)%	(0.9)%
Prescription volume (90 Day = 3 prescriptions) (5)	0.0%	3.5%	(0.7)%	4.7%
Generic dispensing rates	87.6%	86.1%	87.6%	85.9%
Pharmacy % of net revenues	74.6%	74.8%	74.6%	74.7%

(1)

Gross profit and operating expenses for the three months ended June 30, 2017 each include $5 million of acquisition-related integration costs. Gross profit and operating expenses for the six months ended June 30, 2017 include $5 million and $20 million, respectively, of acquisition-related integration costs. The integration costs are related to the acquisition of Omnicare.

(2)

Gross profit and operating expenses for the three months ended June 30, 2016 include $6 million and $75 million, respectively, of acquisition-related integration costs. Gross profit and operating expenses for the six months ended June 30, 2016 include $10 million and $132 million, respectively, of acquisition-related integration costs. The integration costs are related to the acquisitions of Omnicare and the pharmacies and clinics of Target.

(3)

Operating expenses for the three and six months ended June 30, 2017 include a $135 million goodwill impairment charge (see “Note 2 – Goodwill” to our condensed consolidated financial statements). Operating expenses for the three and six months ended June 30, 2017 also includes $6 million and $205 million, respectively, of charges associated with store closures (see “Note 6 – Store Closures” to our condensed consolidated financial statements).

(4)

Amounts revised to reflect the adoption of ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which decreased operating expenses and increased operating profit by $6 million for the three months ended June 30, 2016. For the six months ended June 30, 2016, the adoption of ASU 2017-07 decreased operating expenses and increased operating profit by $13 million.

(5)

Includes the adjustment to convert 90-day non-specialty prescriptions to the equivalent of three 30-day prescriptions. This adjustment reflects the fact that these prescriptions include approximately three times the amount of product days supplied compared to a normal prescription.

(6)	Same store sales and prescriptions exclude revenues from MinuteClinic, and revenue and prescriptions from stores in Brazil, LTC operations and from commercialization services.

As of June 30, 2017, we operated 9,700 retail locations (of which 7,971 were our stores that operated a pharmacy and 1,679 were our pharmacies located within Target stores), compared to 9,652 retail locations as of June 30, 2016.

Net Revenues

Net revenues in our Retail/LTC Segment decreased $444 million, or 2.2%, to approximately $19.6 billion in the three months ended June 30, 2017, as compared to the prior year. Net revenues in our Retail/LTC Segment decreased $1.2 billion, or 3.0%, to approximately $38.9 billion in the six months ended June 30, 2017, as compared to the prior year. As you review our Retail/LTC Segment’s performance in this area, we believe you should consider the following important information about the business for the three and six months ended June 30, 2017:

•

Front store same store sales decreased by 2.1% and 3.5% for the three and six months ended June 30, 2017, respectively, compared to the prior year as the result of continued softer customer traffic and as promotional strategies continue to be rationalized, partially offset by an increase in basket size. For the three months ended June 30, 2017, front store same store sales were positively impacted by approximately 75 basis points due to the shift of the Easter holiday from the first quarter of 2016 to the second quarter of 2017. For the six months ended June 30, 2017, front store same store sales were negatively impacted by approximately 50 basis points due to the absence of leap day in the current year.

•

Pharmacy same store sales decreased 2.8% and 3.7% for the three and six months ended June 30, 2017, respectively, due to the negative impact of approximately 410 basis points and 450 basis points, respectively, of recent generic introductions. Same store prescription volumes were flat and declined 0.7%, on a 30-day equivalent basis, in the three and six months ended June 30, 2017, respectively. The previously-discussed marketplace changes that restrict CVS Pharmacy from participating in certain networks had an approximately 460 basis point negative impact on same store prescription volumes in both the three and six months ended June 30, 2017.

•

Due to the previously-discussed marketplace changes that restrict CVS Pharmacy from participating in certain networks, we continue to expect prescription growth to be negatively impacted for the remainder of 2017.

•

Pharmacy revenues continue to be negatively impacted by the conversion of brand name drugs to equivalent generic drugs, which typically have a lower selling price. The generic dispensing rate grew to 87.6% for both the three and six months ended June 30, 2017 compared to 86.1% and 85.9% in the prior year. In addition, our pharmacy revenue growth has also been affected by the mix of drugs sold, continued reimbursement pressure and the lack of significant new brand name drug introductions.

•

Pharmacy revenue continued to benefit from our ability to attract and retain managed care customers, and the increased use of pharmaceuticals by an aging population as the first line of defense for health care.

Gross Profit

Gross profit in our Retail/LTC Segment includes net revenues less the cost of merchandise sold in the period and the related purchasing costs, warehousing costs, delivery costs and actual and estimated inventory losses.

Gross profit decreased $162 million, or 2.8%, to $5.7 billion in the three months ended June 30, 2017, as compared to the prior year. Gross profit decreased $316 million, or 2.7%, to $11.4 billion in the six months ended June 30, 2017, as compared to the prior year. Gross profit as a percentage of net revenues decreased to 29.0% and increased to 29.2% in the three and six months ended June 30, 2017, respectively, compared to 29.2% and 29.1% in the prior year.

The decrease in gross profit dollars was primarily driven by the continued reimbursement pressure and loss of prescriptions due to previously discussed network restrictions. The decrease in gross profit as a percentage of net revenues in the three months ended June 30, 2017 was primarily due to continued reimbursement pressure. The increase in gross profit as a percentage of net revenues in the six months ended June 30, 2017 was primarily driven by increased front store margins. Front store margins increased due to changes in the mix of products sold and efforts to rationalize promotional strategies.

As you review our Retail/LTC Segment’s performance in this area, we believe you should consider the following important information about the business for the three and six months ended June 30, 2017:

•

Front store revenues as a percentage of total net revenues for the three and six months ended June 30, 2017 was 24.0% for both the three and six months ended June 30, 2017, compared to 23.8% and 23.9%, respectively, in the prior year. On average, our gross profit on front store revenues is higher than our gross profit on pharmacy revenues.

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

Operating expenses increased $138 million to $4.3 billion, or 21.8% as a percentage of net revenues, in the three months ended June 30, 2017, as compared to $4.1 billion, or 20.6% as a percentage of net revenues, in the prior year. Operating expenses increased $357 million to $8.5 billion, or 21.9% as a percentage of net revenues, in the six months ended June 30, 2017, as compared to $8.2 billion, or 20.4% as a percentage of net revenues, in the prior year. The increase in operating expenses in the three and six months ended June 30, 2017 was primarily due to the following:

•

A goodwill impairment charge of $135 million in the three and six months ended June 30, 2017 in the RxCrossroads reporting unit (see “Note 2 – Goodwill” to our condensed consolidated financial statements).

•

Charges of $6 million and $205 million in the three and six months ended June 30, 2017, respectively, associated with the closure of three and 63 retail stores, respectively, in connection with our enterprise streamlining initiative (see “Note 6 – Store Closures” to our condensed consolidated financial statements).

•	An increase in operating expenses due to incremental store operating costs associated with operating more stores.

•

These items were partially offset by a decrease in acquisition-related integration costs of $70 million and $112 million in the three and six months ended June 30, 2017, respectively, versus the same periods in the prior year.

Corporate Segment

Operating Expenses

Operating expenses in our Corporate Segment include expenses from the Company’s executive management, corporate relations, legal, compliance, human resources, information technology and finance departments.

Operating expenses increased $20 million, or 8.9%, to $240 million and $34 million, or 8.2%, to $466 million in the three and six months ended June 30, 2017, respectively, as compared to the prior year. The increase in operating expenses for the three and six months ended June 30, 2017 was primarily due to increased employee benefit costs and ongoing investment associated with strategic initiatives.

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

The change in cash and cash equivalents is as follows:

	Six Months Ended June 30,
In millions	2017	2016
Net cash provided by operating activities	$5,532	$4,086
Net cash used in investing activities	(1,174)	(1,231)
Net cash used in financing activities	(5,635)	(4,189)
Effect of exchange rate changes on cash and cash equivalents	—	2
Net decrease in cash and cash equivalents	$(1,277)	$(1,332)

Net cash provided by operating activities was approximately $5.5 billion in the six months ended June 30, 2017, compared to $4.1 billion in the six months ended June 30, 2016. The $1.4 billion increase in cash provided by operating activities is primarily due to the timing of payments in our Medicare Part D operations.

Net cash used in investing activities was approximately $1.2 billion in the six months ended June 30, 2017 and 2016. During the six months ended June 30, 2017 cash used for acquisitions and other investments increased approximately $0.2 billion from the prior year, which was offset by a decrease in capital expenditures of approximately $0.2 billion in the current year.

Net cash used in financing activities was $5.6 billion in the six months ended June 30, 2017, compared to net cash used in financing activities of $4.2 billion in the six months ended June 30, 2016. The cash used in financing activities increased $1.4 billion primarily due to the $0.8 billion decrease in short-term debt in the six months ended June 30, 2017 versus the $0.7 billion increase in short-term debt in the six months ended June 30, 2016.

During the six months ended June 30, 2017, the Company had the following outstanding share repurchase programs, both of which had previously been authorized by the Company’s Board of Directors:

In billions

Authorization Date	Authorized	Remaining
November 2, 2016 (“2016 Repurchase Program”)	$15.0	$14.3
December 15, 2014 (“2014 Repurchase Program”)	10.0	—

Each of the 2014 and 2016 Repurchase Programs, which were effective immediately, permitted the Company to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase transactions, and/or other derivative transactions. Each of the repurchase programs could be modified or terminated by the Board of Directors at any time. The 2014 Repurchase Program was completed during the second quarter of 2017.

During the six months ended June 30, 2017, the Company repurchased an aggregate of approximately 50.4 million shares of common stock for approximately $4.0 billion pursuant to the 2014 and 2016 Repurchase Programs. This activity includes the accelerated share repurchase agreements (“ASRs”) described below.

Pursuant to the authorization under the 2014 Repurchase Program, effective August 29, 2016, the Company entered into two fixed dollar ASRs with Barclays Bank PLC (“Barclays”) for a total of $3.6 billion. Upon payment of the $3.6 billion purchase price on January 6, 2017, the Company received a number of shares of its common stock equal to 80% of the $3.6 billion notional amount of the ASRs or approximately 36.1 million shares, which were placed into treasury stock in January 2017. The ASRs were accounted for as an initial treasury stock transaction for $2.9 billion and a forward contract for $0.7 billion. In April 2017, the Company received 9.9 million shares of common stock, representing the remaining 20% of the $3.6 billion notional amount of the ASRs, thereby concluding the ASRs. The remaining 9.9 million shares of common stock delivered to the Company by Barclays were placed into treasury stock and the forward contract was reclassified from capital surplus to treasury stock in April 2017.

At the time they were received, the initial and final receipt of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted net income per share.

The Company had $1.1 billion of commercial paper outstanding at a weighted average interest rate of 1.16% as of June 30, 2017. In connection with its commercial paper program, the Company maintains a $1.0 billion, 364-day unsecured back-up credit facility, which expires on May 17, 2018, a $1.25 billion, five-year unsecured back-up credit facility, which expires on July 24, 2019, a $1.25 billion, five-year unsecured back-up credit facility, which expires on July 1, 2020, and a $1.0 billion, five-year unsecured back-up credit facility, which expires on May 18, 2022. The credit facilities allow for borrowings at various rates that are dependent, in part, on the Company’s public debt ratings and require the Company to pay a weighted average quarterly facility fee of approximately 0.02%, regardless of usage. As of June 30, 2017, there were no borrowings outstanding under the back-up credit facilities.

On January 3, 2017, the Company entered into a $2.5 billion revolving credit facility. The credit facility allowed for borrowings at various rates that are dependent, in part, on the Company’s debt ratings and required the Company to pay a weighted average quarterly facility fee of approximately 0.03%, regardless of usage. The maximum available under this credit facility decreased by $750 million to $1.75 billion on March 31, 2017. The Company terminated this facility effective May 17, 2017.

Our back‑up credit facilities and unsecured senior notes contain customary restrictive financial and operating covenants. These covenants do not include a requirement for the acceleration of our debt maturities in the event of a downgrade in our credit rating. We do not believe the restrictions contained in these covenants materially affect our financial or operating flexibility. As of June 30, 2017, the Company is in compliance with all debt covenants.

As of June 30, 2017, our long-term debt was rated by Moody’s as “Baa1” with a stable outlook and by Standard & Poor’s as “BBB+” with a stable outlook, and our commercial paper program was rated “P‑2” by Moody’s and “A‑2” by Standard & Poor’s. In assessing our credit strength, we believe that both Moody’s and Standard & Poor’s considered, among other things, our capital structure and financial policies as well as our consolidated balance sheet, our historical acquisition activity and other financial information. Although we currently believe our long-term debt ratings will remain investment grade, we cannot guarantee the future actions of Moody’s and/or Standard & Poor’s. Our debt ratings have a direct impact on our future borrowing costs, access to capital markets and new store operating lease costs.

Off-Balance Sheet Arrangements

In connection with executing operating leases, we provide a guarantee of the lease payments. We also finance a portion of our new store development through sale-leaseback transactions, which involve selling stores to unrelated parties and then leasing the stores back under leases that generally qualify and are accounted for as operating leases. We do not have any retained or contingent interests in the stores, and we do not provide any guarantees, other than a guarantee of the lease payments, in connection with the transactions. In accordance with GAAP, such operating leases are not reflected in our condensed consolidated balance sheet. See “Note 10 – Commitments and Contingencies” to our condensed consolidated financial statements for a detailed discussion of these guarantees.

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

As discussed in “Note 2 – Goodwill” to our condensed consolidated financial statements, during the three months ended June 30, 2017, the Company decided to pursue various strategic alternatives for its RxCrossroads (“RxC”) reporting unit. In connection with this decision, we performed an interim goodwill impairment test prior to the annual goodwill impairment test in the third quarter. In conjunction with the impairment test, the fair value of the RxC reporting unit was estimated to be lower than the carrying value resulting in a $135 million goodwill impairment charge. The fair value of the RxC reporting unit was determined using a combination of a discounted cash flow model and a comparable market transaction model. As of June 30, 2017, subsequent to recording the goodwill impairment charge, the RxC reporting unit had a remaining goodwill balance of $444 million.

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

Cautionary Statement Concerning Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Reform Act)” provides a safe harbor for forward-looking statements made by or on behalf of CVS Health Corporation. The Company and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the U.S. Securities and Exchange Commission (“SEC”) and in its reports to stockholders, press releases, webcasts, conference calls, meetings and other communications. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “project,” “anticipate,” “will,” “should” and similar expressions identify statements that constitute forward-looking statements. All statements addressing operating performance of CVS Health Corporation or any subsidiary, events or developments that the Company expects or anticipates will occur in the future, including statements relating to corporate strategy; revenue growth; earnings or earnings per common share growth; adjusted earnings or adjusted earnings per common share growth; free cash flow; debt ratings; inventory levels; inventory turn and loss rates; store development; relocations and new market entries; retail pharmacy business, sales trends and operations; PBM business, sales trends and operations; specialty pharmacy business, sales trends and operations; LTC pharmacy business, sales trends and operations; the Company’s ability to attract or retain customers and clients; Medicare Part D competitive bidding, enrollment and operations; new product development; and the impact of industry and regulatory developments, as well as statements expressing optimism or pessimism about future operating results or events, are forward-looking statements within the meaning of the Reform Act.

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

•

Reform of the U.S. health care system, including ongoing implementation of ACA and the possible repeal and replacement of all or parts of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively, “ACA”), continuing legislative efforts, regulatory changes and judicial interpretations impacting our health care system and the possibility of shifting political and legislative priorities related to reform of the health care system in the future.

•

Risks related to changes in legislation, regulation and government policy (including through the use of Executive Orders) that could significantly impact our business and the health care and retail industries, including the possibility of major developments in tax policy or trade relations, such as the imposition of unilateral tariffs on imported products.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2017, the Company did not have any interest rate, foreign currency exchange rate or commodity derivative instruments in place and believes that as of June 30, 2017 its exposure to interest rate risk (inherent in the Company’s debt portfolio), foreign currency exchange rate risk and commodity price risk is not material.

Item 4.   Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a‑15(f) and 15d‑15(f)) as of June 30, 2017, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to provide reasonable assurance that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a‑15 or Rule 15d‑15 that occurred in the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.   Legal Proceedings

I. Legal Proceedings

We refer you to “Note 10 - Commitments and Contingencies” contained in the “Notes to the Condensed Consolidated Financial Statements” of our Quarterly Report on Form 10‑Q for the three and six months ended June 30, 2017 for a description of our legal proceedings.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table presents the total number of shares purchased in the three months ended June 30, 2017, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to the 2016 Repurchase Program. See “Note 3 - Share Repurchase Programs” contained in the “Notes to the Condensed Consolidated Financial Statements” of our Quarterly Report on Form 10‑Q for the three months ended June 30, 2017.

				Approximate Dollar
			Total Number of Shares	Value of Shares that
	Total Number	Average	Purchased as Part of	May Yet Be
	of Shares	Price Paid per	Publicly Announced	Purchased Under the
Fiscal Period	Purchased	Share	Plans or Programs	Plans or Programs
April 1, 2017 through April 30, 2017	9,929,480	$72.93	9,929,480	$14,609,385,267
May 1, 2017 through May 31, 2017	1,822,400	$76.82	1,822,400	$14,469,392,413
June 1, 2017 through June 30, 2017	2,543,704	$78.63	2,543,704	$14,269,392,432
	14,295,584		14,295,584

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
10.1

364-Day Credit Agreement dated as of May 18, 2017 by and among the Registrant, the lenders party thereto, Bank of America, N.A. and Wells Fargo Bank, N.A., as Co-Syndication Agents, Barclays Bank PLC and JP Morgan Chase Bank, N.A., as Co-Documentation Agents, and the Bank of New York Mellon, as Administrative Agent.

10.2

Five Year Credit Agreement dated as of May 18, 2017 by and among the Registrant, the lenders party thereto, Barclays Bank PLC and JP Morgan Chase Bank, N.A., as Co-Syndication Agents, Bank of America, N.A. and Wells Fargo Bank, N.A., as Co-Documentation Agents, and the Bank of New York Mellon, as Administrative Agent.

10.3	The Registrant’s Management Incentive Plan, as amended.
10.4	The Registrant’s Executive Incentive Plan, as amended.
10.5	The Registrant’s Long-Term Incentive Plan, as amended.
15.1	Letter re: Unaudited Interim Financial Information.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from the CVS Health Corporation Quarterly Report on Form 10‑Q for the three months ended June 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related Footnotes to the Condensed Consolidated Financial Statements.

Signatures:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10‑Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CVS Health Corporation
(Registrant)

/s/ David M. Denton
David M. Denton
Executive Vice President and Chief Financial Officer
August 8, 2017