Form 10-Q
period 2017-09-30
CVS HEALTH Corp
filed 2017-11-06
CIK 64803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Common Stock, $0.01 par value, issued and outstanding at October 31, 2017:

1,012,992,425 shares

Part I	Item 1

CVS Health Corporation

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions, except per share amounts	2017	2016	2017	2016

Net revenues	$46,181	$44,615	$136,380	$131,555
Cost of revenues	39,055	37,123	115,739	110,304
Gross profit	7,126	7,492	20,641	21,251
Operating expenses	4,627	4,668	14,232	13,885
Operating profit	2,499	2,824	6,409	7,366
Interest expense, net	245	253	744	816
Loss on early extinguishment of debt	—	101	—	643
Other expense	192	7	206	23
Income before income tax provision	2,062	2,463	5,459	5,884
Income tax provision	777	921	2,115	2,271
Income from continuing operations	1,285	1,542	3,344	3,613
Loss from discontinued operations, net of tax	—	(1)	(8)	(1)
Net income	1,285	1,541	3,336	3,612
Net income attributable to noncontrolling interest	—	(1)	(1)	(2)
Net income attributable to CVS Health	$1,285	$1,540	$3,335	$3,610

Basic earnings per share:
Income from continuing operations attributable to CVS Health	$1.26	$1.44	$3.26	$3.34
Loss from discontinued operations attributable to CVS Health	$—	$—	$(0.01)	$—
Net income attributable to CVS Health	$1.26	$1.44	$3.25	$3.34
Weighted average shares outstanding	1,016	1,068	1,022	1,076
Diluted earnings per share:
Income from continuing operations attributable to CVS Health	$1.26	$1.43	$3.25	$3.32
Loss from discontinued operations attributable to CVS Health	$—	$—	$(0.01)	$—
Net income attributable to CVS Health	$1.26	$1.43	$3.24	$3.32
Weighted average shares outstanding	1,020	1,073	1,026	1,082
Dividends declared per share	$0.50	$0.425	$1.50	$1.275

See accompanying notes to condensed consolidated financial statements.

CVS Health Corporation

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2017	2016	2017	2016

Net income	$1,285	$1,541	$3,336	$3,612
Other comprehensive income:
Foreign currency translation adjustments, net of tax	8	(3)	6	37
Net cash flow hedges, net of tax	—	1	1	2
Pension and other postretirement benefits, net of tax	151	—	151	—
Total other comprehensive income (loss)	159	(2)	158	39
Comprehensive income	1,444	1,539	3,494	3,651
Comprehensive income attributable to noncontrolling interest	—	(1)	(1)	(2)
Comprehensive income attributable to CVS Health	$1,444	$1,538	$3,493	$3,649

See accompanying notes to condensed consolidated financial statements.

CVS Health Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
In millions, except per share amounts	2017	2016

Assets:
Cash and cash equivalents	$2,485	$3,371
Short-term investments	75	87
Accounts receivable, net	12,440	12,164
Inventories	14,147	14,760
Other current assets	776	660
Total current assets	29,923	31,042
Property and equipment, net	9,914	10,175
Goodwill	38,169	38,249
Intangible assets, net	13,303	13,511
Other assets	1,544	1,485
Total assets	$92,853	$94,462

Liabilities:
Accounts payable	$7,899	$7,946
Claims and discounts payable	9,807	9,451
Accrued expenses	8,404	6,937
Short-term debt	110	1,874
Current portion of long-term debt	2,293	42
Total current liabilities	28,513	26,250
Long-term debt	23,386	25,615
Deferred income taxes	4,442	4,214
Other long-term liabilities	1,644	1,549

Shareholders’ equity:
CVS Health shareholders’ equity:
Preferred stock, par value $0.01: 0.1 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01: 3,200 shares authorized; 1,712 shares issued and 1,013 shares outstanding at September 30, 2017 and 1,705 shares issued and 1,061 shares outstanding at December 31, 2016	17	17
Treasury stock, at cost: 698 shares at September 30, 2017 and 643 shares at December 31, 2016	(37,764)	(33,452)
Shares held in trust: 1 share at September 30, 2017 and December 31, 2016	(31)	(31)
Capital surplus	32,009	31,618
Retained earnings	40,779	38,983
Accumulated other comprehensive income (loss)	(147)	(305)
Total CVS Health shareholders’ equity	34,863	36,830
Noncontrolling interest	5	4
Total shareholders’ equity	34,868	36,834
Total liabilities and shareholders’ equity	$92,853	$94,462

See accompanying notes to condensed consolidated financial statements.

CVS Health Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
In millions	2017	2016
Cash flows from operating activities:
Cash receipts from customers	$133,055	$128,545
Cash paid for inventory and prescriptions dispensed by retail network pharmacies	(110,788)	(106,371)
Cash paid to other suppliers and employees	(11,230)	(11,020)
Interest received	15	14
Interest paid	(869)	(954)
Income taxes paid	(2,040)	(2,194)
Net cash provided by operating activities	8,143	8,020

Cash flows from investing activities:
Purchases of property and equipment	(1,412)	(1,607)
Proceeds from sale-leaseback transactions	265	230
Proceeds from sale of property and equipment and other assets	20	22
Acquisitions (net of cash acquired) and other investments	(502)	(333)
Purchase of available-for-sale investments	—	(40)
Maturities of available-for-sale investments	21	76
Net cash used in investing activities	(1,608)	(1,652)

Cash flows from financing activities:
Increase (decrease) in short-term debt	(1,764)	340
Proceeds from issuance of long-term debt	—	3,455
Repayments of long-term debt	—	(5,185)
Purchase of noncontrolling interest in subsidiary	—	(39)
Payment of contingent consideration	—	(26)
Dividends paid	(1,539)	(1,384)
Proceeds from exercise of stock options	314	277
Payments for taxes related to net share settlement of equity awards	(70)	(72)
Repurchase of common stock	(4,361)	(4,000)
Other	(1)	(6)
Net cash used in financing activities	(7,421)	(6,640)
Effect of exchange rate changes on cash and cash equivalents	—	2
Net decrease in cash and cash equivalents	(886)	(270)
Cash and cash equivalents at the beginning of the period	3,371	2,459
Cash and cash equivalents at the end of the period	$2,485	$2,189

Reconciliation of net income to net cash provided by operating activities:
Net income	$3,336	$3,612
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,857	1,847
Goodwill impairment	135	—
Losses on settlements of defined benefit pension plans	187	—
Stock-based compensation	173	166
Loss on early extinguishment of debt	—	643
Deferred income taxes and other noncash items	271	119
Change in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(280)	(1,714)
Inventories	620	(337)
Other current assets	(212)	2
Other assets	(15)	(86)
Accounts payable and claims and discounts payable	330	1,570
Accrued expenses	1,670	2,149
Other long-term liabilities	71	49
Net cash provided by operating activities	$8,143	$8,020

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

As of September 30, 2017, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and the contingent consideration liability included in accrued expenses approximated their fair value due to the nature of these financial instruments. The Company invests in money market funds, commercial paper and time deposits that are classified as cash and cash equivalents within the accompanying condensed consolidated balance sheets, as these funds are highly liquid and readily convertible to known amounts of cash. These investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company’s short-term investments of $75 million at September 30, 2017 consist of certificates of deposit with initial maturities of greater than three months when purchased that mature within one year from the balance sheet date. These investments, which are classified within Level 1 of the fair value hierarchy, are carried at fair value, which approximated historical cost at September 30, 2017. The carrying amount and estimated fair value of the Company’s total long-term debt was $25.7 billion and $27.0 billion, respectively, as of September 30, 2017. The fair value of the Company’s long-term debt was estimated based on quoted prices currently offered in active markets for the Company’s debt, which is considered Level 1 of the fair value hierarchy.

Related Party Transactions

The Company has an equity method investment in SureScripts, LLC (“SureScripts”), which operates a clinical health information network. The Pharmacy Services and Retail/LTC segments utilize this clinical health information network in providing services to its client plan members and retail customers. The Company expensed fees for the use of this network of approximately $5 million and $7 million in the three months ended September 30, 2017 and 2016, respectively, and expensed fees for the use of this network of approximately $29 million in the nine months ended September 30, 2017 and 2016. The Company’s investment in and equity in earnings of SureScripts for all periods presented is immaterial.

The Company has an equity method investment in Heartland Healthcare Services (“Heartland”). Heartland operates several long-term care pharmacies in four states. Heartland paid the Company approximately $36 million and $46 million for pharmaceutical inventory purchases during the three months ended September 30, 2017 and 2016, respectively, and approximately $106 million and $116 million for pharmaceutical inventory purchases during the nine months ended September 30, 2017 and 2016. Additionally, the Company performs certain collection functions for Heartland and then passes those customer cash collections back to Heartland. The Company’s investment and equity in earnings of Heartland for all periods presented is immaterial.

Discontinued Operations

In connection with certain business dispositions completed between 1991 and 1997, the Company retained guarantees on store lease obligations for a number of former subsidiaries, including Bob’s Stores and Linens ‘n Things, both of which subsequently filed for bankruptcy. See “Note 12 – Commitments and Contingencies” to the condensed consolidated financial statements. The Company’s discontinued operations include lease-related costs which the Company believes it will likely be required to satisfy pursuant to its lease guarantees.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends the accounting for certain aspects of shared-based payments to employees in ASC Topic 718, Compensation - Stock Compensation. The new guidance eliminates the accounting for any excess tax benefits and deficiencies through equity, and requires all excess tax benefits and deficiencies related to employee share-based compensation arrangements to be recorded in the income statement. This aspect of the guidance is required to be applied prospectively. The guidance also requires the presentation of excess tax benefits on the statement of cash flows as an operating activity rather than a financing activity, a change which may be applied prospectively or retrospectively. The guidance further provides an accounting policy election to account for forfeitures as they occur rather than utilizing the estimated amount of forfeitures at the time of issuance. The Company adopted this guidance effective January 1, 2017. The primary impact of adopting this guidance was the recognition of excess tax benefits in the income statement instead of recognizing them in equity. This income statement guidance was adopted on a prospective basis. As a result, a discrete tax benefit of $18 million and $51 million was recognized in the income tax provision in the three and nine months ended September 30, 2017, respectively.

The Company elected to retrospectively adopt the guidance on the presentation of excess tax benefits in the statement of cash flows. The following is a reconciliation of the effect of the resulting reclassification of the excess tax benefits on the Company’s condensed consolidated statement of cash flows for the nine months ended September 30, 2016:

	As Previously
In millions	Reported	Adjustments	As Revised
Cash paid to other suppliers and employees	$(11,092)	$72	$(11,020)
Net cash provided by operating activities	7,948	72	8,020
Excess tax benefits from stock-based compensation	72	(72)	—
Net cash used in financing activities	(6,568)	(72)	(6,640)
Reconciliation of net income to net cash provided by operating activities:
Accrued expenses	2,077	72	2,149

The Company elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. None of the other provisions in this guidance had a material impact on the Company’s condensed consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which amends ASC Topic 715, Compensation – Retirement Benefits. ASU 2017-17 requires entities to disaggregate the current service cost component from the other components of net benefit cost and present it with other current compensation costs for related employees in the income statement and present the other components of net benefit cost elsewhere in the income statement and outside of operating income. Only the service cost component of net benefit cost is eligible for capitalization. The guidance is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted as of the beginning of any annual periods for which an entity’s financial statements have not been issued. Entities are required to retrospectively apply the requirement for a separate presentation in the income statement of service costs and other components of net benefit cost and prospectively adopt the requirement to limit the capitalization of benefit costs to the service component. The Company adopted the income statement presentation aspects of this new guidance on a retrospective basis effective January 1, 2017. Nearly all of the Company’s net benefit costs for the Company’s defined benefit pension and postretirement plans do not contain a service cost component as most of these defined benefit plans have been frozen for an extended period of time. The following is a reconciliation of the effect of the reclassification of the net benefit cost from operating expenses to other expense in the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2016:

	As Previously
In millions	Reported	Adjustments	As Revised
Three Months Ended September 30, 2016
Operating expenses	$4,675	$(7)	$4,668
Operating profit	2,817	7	2,824
Other expense	—	7	7
Nine Months Ended September 30, 2016
Operating expenses	13,908	(23)	13,885
Operating profit	7,343	23	7,366
Other expense	—	23	23

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

New Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In March 2016, the FASB issued ASU 2016-08, “Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net),” which amends the principal-versus-agent implementation guidance and in April 2016 the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing,” which amends the guidance in those areas in the new revenue recognition standard. Both ASUs were issued in response to feedback received from the FASB-International Accounting Standards Board joint revenue recognition transition resource group. The new revenue standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning January 1, 2018. The Company chose not to early adopt the new standard. Companies have the option of using either a full retrospective or a modified retrospective approach to adopt the standard. The Company intends to adopt the new standard on a modified retrospective basis. The Company formed a project team to assess and implement the new revenue standard and is substantially complete in documenting its accounting policies applying the new revenue guidance. The Company does not expect that the implementation of the new standard will have a material effect on the Company's consolidated results of operations, cash flows or financial position. The new standard will however require more extensive revenue-related disclosures. The Company has identified one difference in its Retail/LTC Segment related to the accounting for its ExtraBucks Rewards customer loyalty program, which is currently accounted for under a cost deferral method. Under the new standard, this program will be accounted for under a revenue deferral method; however, the difference is not expected to be material.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Lessees will be required to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, a dual model was retained, requiring leases to be classified as either operating or finance leases. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model (e.g., certain definitions, such as initial direct costs, have been updated) and the new revenue recognition standard. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company believes that the new standard will have a material impact on its consolidated balance sheet. The Company is currently evaluating the effect that implementation of this standard will have on the Company’s consolidated results of operations, cash flows, financial position and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 is intended to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows and to eliminate the diversity in practice related to such classifications. The guidance in ASU 2016-15 is required for annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the effect on its consolidated statement of cash flows of adopting this accounting guidance.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, which amends ASC Topic 230. This ASU requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer be required to present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. Entities will also have to disclose the nature of their restricted cash and restricted cash equivalent balances. The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted. Entities are required to apply the guidance retrospectively. The Company is currently evaluating the effect of adopting this accounting guidance.

Note 2 – Goodwill and Intangible Assets

Goodwill is not amortized, but is subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate there may be impairment.

Below is a summary of the changes in the carrying value of goodwill by segment for the nine months ended September 30, 2017:

	Pharmacy
In millions	Services	Retail/LTC	Total
Balance, December 31, 2016	$21,637	$16,612	$38,249
Acquisitions	—	52	52
Foreign currency translation adjustments	—	3	3
Impairment	—	(135)	(135)
Balance, September 30, 2017	$21,637	$16,532	$38,169

During 2017, the Company began pursuing various strategic alternatives for its RxCrossroads (“RxC”) reporting unit. In connection with this ongoing effort, the Company performed an interim goodwill impairment test in the second quarter of 2017. In conjunction with the impairment test, the fair value of the RxC reporting unit was estimated to be lower than the carrying value, resulting in a $135 million goodwill impairment charge within operating expenses during the second quarter of 2017. The fair value of the RxC reporting unit was determined using a combination of a discounted cash flow method and a market multiple method. During the second quarter of 2017, the Company also performed an impairment test of the intangible assets of the RxC reporting unit and none were impaired. During the third quarter of 2017, the Company performed its required annual impairment tests and concluded there was no impairment of goodwill or trade names.

On November 6, 2017, the Company entered into a definitive agreement to sell RxC to McKesson Corporation for $735 million. The transaction is subject to a working capital adjustment and is expected to close in the first quarter of 2018, subject to customary regulatory approvals.

The following is a summary of the Company’s intangible assets as of September 30, 2017 and December 31, 2016:

	September 30, 2017			December 31, 2016
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
In millions	Amount	Amortization	Amount	Amount	Amortization	Amount
Trademark (indefinitely-lived)	$6,398	$—	$6,398	$6,398	$—	$6,398
Customer contracts and relationships and covenants not to compete	11,848	(5,345)	6,503	11,485	(4,802)	6,683
Favorable leases and other	1,151	(749)	402	1,123	(693)	430
	$19,397	$(6,094)	$13,303	$19,006	$(5,495)	$13,511

Note 3 – Share Repurchase Programs

During the nine months ended September 30, 2017, the Company had the following outstanding share repurchase programs, both of which had previously been authorized by the Company’s Board of Directors:

In billions

Authorization Date	Authorized	Remaining
November 2, 2016 (“2016 Repurchase Program”)	$15.0	$13.9
December 15, 2014 (“2014 Repurchase Program”)	10.0	—

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

During the three months ended September 30, 2017, the Company repurchased an aggregate of approximately 5.0 million shares of common stock for approximately $0.4 billion pursuant to the 2016 Repurchase Program. During the nine months ended September 30, 2017, the Company repurchased an aggregate of approximately 55.4 million shares of common stock for approximately $4.4 billion pursuant to the 2014 and 2016 Repurchase Programs. This activity includes the accelerated share repurchase agreements (“ASRs”) described below.

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

Note 4 – Pension Settlements

As of December 31, 2016, the Company sponsored seven defined benefit pension plans. Two of the plans are tax-qualified plans that are funded based on actuarial calculations and applicable federal laws and regulations. The other five plans are unfunded nonqualified supplemental retirement plans. All seven of these plans are closed to new participants. During the three months ended September 30, 2017, the Company settled the pension obligations of its two tax-qualified plans by irrevocably transferring pension liabilities to an insurance company through the purchase of group annuity contracts and through lump sum distributions. These purchases, funded with pension plan assets, resulted in pre-tax settlement losses of $187 million in the three months ended September 30, 2017, related to the recognition of accumulated deferred actuarial losses. The settlement losses are included in other expense in the condensed consolidated statement of income.

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

Changes in accumulated other comprehensive income (loss) by component is shown on the following tables:

	Three Months Ended September 30, 2017 (1)
			Pension and
		Losses on	Other
	Foreign	Cash Flow	Postretirement
In millions	Currency	Hedges	Benefits	Total
Balance, June 30, 2017	$(129)	$(4)	$(173)	$(306)
Other comprehensive income before reclassifications	8	—	—	8
Amounts reclassified from accumulated other comprehensive income (2)	—	—	151	151
Net other comprehensive income	8	—	151	159
Balance, September 30, 2017	$(121)	$(4)	$(22)	$(147)

	Three Months Ended September 30, 2016 (1)
			Pension and
		Losses on	Other
	Foreign	Cash Flow	Postretirement
	Currency	Hedges	Benefits	Total
Balance, June 30, 2016	$(125)	$(6)	$(186)	$(317)
Other comprehensive income (loss) before reclassifications	(3)	—	—	(3)
Amounts reclassified from accumulated other comprehensive income (2)	—	1	—	1
Net other comprehensive income (loss)	(3)	1	—	(2)
Balance, September 30, 2016	$(128)	$(5)	$(186)	$(319)

	Nine Months Ended September 30, 2017 (1)
			Pension and
		Losses on	Other
	Foreign	Cash Flow	Postretirement
	Currency	Hedges	Benefits	Total
Balance, December 31, 2016	$(127)	$(5)	$(173)	$(305)
Other comprehensive income before reclassifications	6	—	—	6
Amounts reclassified from accumulated other comprehensive income (2)	—	1	151	152
Net other comprehensive income	6	1	151	158
Balance, September 30, 2017	$(121)	$(4)	$(22)	$(147)

	Nine Months Ended September 30, 2016 (1)
			Pension and
		Losses on	Other
	Foreign	Cash Flow	Postretirement
	Currency	Hedges	Benefits	Total
Balance, December 31, 2015	$(165)	$(7)	$(186)	$(358)
Other comprehensive income before reclassifications	37	—	—	37
Amounts reclassified from accumulated other comprehensive income (2)	—	2	—	2
Net other comprehensive income	37	2	—	39
Balance, September 30, 2016	$(128)	$(5)	$(186)	$(319)

(1)	All amounts are net of tax.
(2)

The amounts reclassified from accumulated other comprehensive income for losses on cash flow hedges are recorded within interest expense, net on the condensed consolidated statements of income. The amounts reclassified from accumulated other comprehensive income for pension and other postretirement benefits are included in other expense on the condensed consolidated statements of income.

Note 6 – Stock-Based Compensation

A summary of stock-based compensation for each of the respective periods is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2017	2016	2017	2016
Stock-based compensation:
Stock options	$15	$20	$49	$60
Restricted stock units	50	38	124	106
Total stock-based compensation	$65	$58	$173	$166

During the nine months ended September 30, 2017, the Company granted approximately 4 million stock options with a weighted average fair value of $9.43 and a weighted average fair value exercise price of $78.05. The Company had approximately 21 million stock options outstanding as of September 30, 2017 with a weighted average exercise price of $75.09 and a weighted average contractual term of 3.87 years. During the nine months ended September 30, 2017, the Company granted approximately 3 million restricted stock units with a weighted average fair value of $78.35. The Company had approximately 6 million restricted stock units unvested as of September 30, 2017 with a weighted average fair value of $87.20.

Note 7 – Sale-Leaseback Transactions

The Company finances a portion of its store development program through sale-leaseback transactions. The properties are generally sold at net book value, which approximates fair value, and the resulting leases typically qualify and are accounted for as operating leases. The Company does not have any retained or contingent interests in the stores and does not provide any guarantees, other than a guarantee of lease payments, in connection with the sale-leaseback transactions. Proceeds from sale-leaseback transactions totaled $265 million and $230 million for the nine months ended September 30, 2017 and 2016, respectively.

Note 8 – Store Closures

In December 2016, the Company announced an enterprise streamlining initiative designed to reduce costs and enhance operating efficiencies to allow the Company to be more competitive in the current health care environment. In connection with the enterprise streamlining initiative, the Company announced its intention to rationalize the number of retail stores by closing approximately 70 underperforming stores during the year ending December 31, 2017. During the three and nine months ended September 30, 2017, the Company closed five and 68 retail stores, respectively, and recorded charges of $6 million and $211 million, respectively, within operating expenses in the Retail/LTC Segment. The charges are primarily comprised of provisions for the present value of noncancelable lease obligations.

The noncancelable lease obligations associated with stores closed during the nine months ended September 30, 2017 extend through the year 2039. In connection with the enterprise streamlining initiative, the Company expects to record additional charges of approximately $9 million during the fourth quarter of 2017 as it continues to rationalize the number of retail stores.

Note 9 – Interest Expense, Net

The following are the components of interest expense, net:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2017	2016	2017	2016
Interest expense	$250	$258	$759	$830
Interest income	(5)	(5)	(15)	(14)
Interest expense, net	$245	$253	$744	$816

Note 10 – Earnings Per Share

Earnings per share is computed using the two-class method. Options to purchase 10.9 million and 9.9 million ~~s~~hares of common stock were outstanding, but were not included in the calculation of diluted earnings per share, for the three and nine months ended September 30, 2017, respectively, because the exercise prices of the options were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. For the same reason, options to purchase approximately 7.7 million and 6.4 million shares of common stock were outstanding, but were not included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2016, respectively.

The following is a reconciliation of basic and diluted earnings per share from continuing operations for the respective periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions, except per share amounts	2017	2016	2017	2016
Numerator for earnings per share calculation:
Income from continuing operations	$1,285	$1,542	$3,344	$3,613
Income allocated to participating securities	(3)	(7)	(12)	(18)
Net income attributable to noncontrolling interest	—	(1)	(1)	(2)
Income from continuing operations attributable to CVS Health	$1,282	$1,534	$3,331	$3,593

Denominator for earnings per share calculation:
Weighted average shares, basic	1,016	1,068	1,022	1,076
Effect of dilutive securities	4	5	4	6
Weighted average shares, diluted	1,020	1,073	1,026	1,082

Earnings per share from continuing operations:
Basic	$1.26	$1.44	$3.26	$3.34
Diluted	$1.26	$1.43	$3.25	$3.32

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

The Pharmacy Services Segment provides a full range of pharmacy benefit management (“PBM”) solutions including plan design offerings and administration, formulary management, Medicare Part D services, mail order, specialty pharmacy and infusion services, retail pharmacy network management services, prescription management systems, clinical services, disease management services and medical spend management. The Company’s clients are primarily employers, insurance companies, unions, government employee groups, health plans, Medicare Part D, Managed Medicaid plans, plans offered on the public and private exchanges, and other sponsors of health benefit plans and individuals throughout the United States. Through the Company’s SilverScript Insurance Company subsidiary, the Pharmacy Services Segment is a national provider of drug benefits to eligible beneficiaries under the federal government’s Medicare Part D program. The Pharmacy Services Segment operates under the CVS Caremark® Pharmacy Services, Caremark®, CVS CaremarkTM, CarePlus CVS PharmacyTM, Accordant®, SilverScript®, Coram®, CVS SpecialtyTM, NovoLogix®, Navarro® Health Services, Advanced Care Scripts and ACS Pharmacy names. As of September 30, 2017, the Pharmacy Services Segment operated 23 retail specialty pharmacy stores, 15 specialty mail order pharmacies, four mail service dispensing pharmacies, and 82 branches for infusion and enteral services, including approximately 73 ambulatory infusion suites and three centers of excellence, located in 41 states, Puerto Rico and the District of Columbia.

The Retail/LTC Segment sells prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, personal care products, convenience foods, photo finishing services, seasonal merchandise and greeting cards. The Retail/LTC Segment also includes providing the distribution of prescription drugs, related pharmacy consulting and other ancillary services to chronic care facilities and other care settings, as well as commercialization services that are provided under the name RxCrossroads®. The Retail/LTC

Segment also provides health care services through its MinuteClinic® health care clinics. MinuteClinics are staffed by nurse practitioners and physician assistants who utilize nationally recognized protocols to diagnose and treat minor health conditions, perform health screenings, monitor chronic conditions and deliver vaccinations. As of September 30, 2017, our Retail/LTC Segment included 9,751 retail locations (of which 8,016 were the Company’s stores that operated a pharmacy and 1,687 were the Company’s pharmacies located within Target stores) located in 49 states, the District of Columbia, Puerto Rico and Brazil operating primarily under the CVS Pharmacy®, CVS®,  CVS Pharmacy y más®,  Longs Drugs®, Navarro Discount Pharmacy® and Drogaria OnofreTM names, 38 onsite pharmacies primarily operating under the CarePlus CVS PharmacyTM, CarePlus® and CVS Pharmacy® names, 1,129 retail health care clinics operating under the MinuteClinic® name (of which 1,122 were located in CVS Pharmacy and Target stores), and our online retail websites, CVS.com®, Navarro.comTM and Onofre.com.brTM. LTC operations are comprised of 143 spoke pharmacies that primarily handle new prescription orders, of which 31 are also hub pharmacies that use proprietary automation to support spoke pharmacies with refill prescriptions. LTC operates primarily under the Omnicare® and NeighborCare® names.

The Corporate Segment provides management and administrative services to support the Company. The Corporate Segment consists of certain aspects of executive management, corporate relations, legal, compliance, human resources, information technology and finance departments.

	Pharmacy
	Services	Retail/LTC	Corporate	Intersegment	Consolidated
In millions	Segment(1)	Segment	Segment	Eliminations(2)	Totals
Three Months Ended
September 30, 2017:
Net revenues	$32,896	$19,593	$—	$(6,308)	$46,181
Gross profit (3)	1,645	5,685	—	(204)	7,126
Operating profit (loss) (4)(5)(6)	1,353	1,553	(220)	(187)	2,499
September 30, 2016:
Net revenues	30,429	20,143	—	(5,957)	44,615
Gross profit (3)	1,797	5,893	—	(198)	7,492
Operating profit (loss) (5)(6)(7)	1,459	1,778	(228)	(185)	2,824
Nine Months Ended
September 30, 2017:
Net revenues	96,444	58,488	—	(18,552)	136,380
Gross profit (3)	4,210	17,036	—	(605)	20,641
Operating profit (loss) (4)(5)(6)	3,272	4,375	(686)	(552)	6,409
September 30, 2016:
Net revenues	88,704	60,253	—	(17,402)	131,555
Gross profit (3)	4,266	17,560	—	(575)	21,251
Operating profit (loss) (5)(6)(7)	3,282	5,273	(660)	(529)	7,366

(1)

Net revenues of the Pharmacy Services Segment include approximately $2.6 billion and $2.5 billion of retail co‑payments for the three months ended September 30, 2017 and 2016, respectively, as well as $8.4 billion and $8.1 billion of retail co-payments for the nine months ended September 30, 2017 and 2016, respectively.

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

(3)

The Retail/LTC Segment gross profit for the three months ended September 30, 2017 and 2016 includes $2 million and $5 million, respectively, of acquisition-related integration costs. The Retail/LTC Segment gross profit for the nine months ended September 30, 2017 and 2016 includes $7 million and $15 million, respectively, of acquisition-related integration costs. The integration costs in 2017 are related to the acquisition of Omnicare and the integration costs in 2016 are related to the acquisitions of Omnicare and the pharmacies and clinics of Target.

(4)

The Retail/LTC Segment operating profit for the three and nine months ended September 30, 2017 includes $6 million and $211 million, respectively, of charges associated with store closures (see “Note 8 – Store Closures” to the condensed consolidated financial statements). The Retail/LTC Segment operating profit for the nine months ended September 30, 2017 also includes a $135 million goodwill impairment charge related to the segment’s RxCrossroads reporting unit (see “Note 2 – Goodwill and Intangible Assets” to the condensed consolidated financial statements).

(5)

The Retail/LTC Segment operating profit for the three months ended September 30, 2017 and 2016 includes $9 million and $52 million, respectively, of acquisition-related integration costs. The Retail/LTC Segment operating profit for the nine months ended September 30, 2017 and 2016 includes $34 million and $194 million, respectively, of acquisition-related integration costs. The integration costs in 2017 are related to the acquisition of Omnicare and the integration costs in 2016 are related to the acquisitions of Omnicare and the pharmacies and clinics of Target.

(6)

The Corporate Segment operating loss for the three and nine months ended September 30, 2017 include a $3 million reduction in integration costs for a change in estimate related to the acquisition of Omnicare. The Corporate Segment operating loss for the three and nine months ended September 30, 2016 includes $13 million of integration costs related to the acquisitions of Omnicare and the pharmacies and clinics of Target.

(7)

Amounts revised to reflect the adoption of ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which increased consolidated operating profit by $7 and $23 million for the three and nine months ended September 30, 2016, respectively (see “Note 1 – Accounting Policies” to the condensed consolidated financial statements).

Note 12 – Commitments and Contingencies

Lease Guarantees

Between 1991 and 1997, the Company sold or spun off a number of subsidiaries, including Bob’s Stores, Linens ‘n Things, Marshalls, Kay-Bee Toys, Wilsons, This End Up and Footstar. In many cases, when a former subsidiary leased a store, the Company provided a guarantee of the store’s lease obligations. When the subsidiaries were disposed of and accounted for as discontinued operations, the Company’s guarantees remained in place, although each initial purchaser has agreed to indemnify the Company for any lease obligations the Company was required to satisfy. If any of the purchasers or any of the former subsidiaries were to become insolvent and failed to make the required payments under a store lease, the Company could be required to satisfy these obligations. As of September 30, 2017, the Company guaranteed approximately 86 such store leases (excluding the lease guarantees related to Linens ‘n Things, which have been recorded as a liability on the condensed consolidated balance sheet), with the maximum remaining lease term extending through 2047.

In April 2016 and again in February 2017, Bob’s Stores and its related and successor entities filed for Chapter 11 bankruptcy protection. As described above, the Company, through one or more of its affiliates, is alleged to have guaranteed certain of the Bob’s Stores’ leases (the “Bob’s Leases”). Following these bankruptcy filings, in May 2017 the Company and SDI Stores, LLC (“SDI Stores”), entered into an agreement regarding the Bob’s Leases, which was amended in August 2017 (the “CVS/SDI Stores Agreement”). Pursuant to the CVS/SDI Stores Agreement, SDI Stores has accepted the assignment of the Bob’s Leases and has agreed to be bound by certain restrictions regarding renewals, extensions and modifications to the Bob’s Leases, in exchange for a series of payments that are immaterial to the Company.

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

•

Indiana State District Council of Laborers and HOD Carriers Pension and Welfare Fund v. Omnicare, Inc., et al. (U.S. District Court for the Eastern District of Kentucky). In February 2006, two substantially similar putative class action lawsuits were filed and subsequently consolidated. The consolidated complaint was filed against Omnicare, three of its officers and two of its directors and purported to be brought on behalf of all open-market purchasers of Omnicare common stock from August 3, 2005 through July 27, 2006, as well as all purchasers who bought shares of Omnicare common stock in Omnicare’s public offering in December 2005. The complaint alleged violations of the Securities Exchange Act of 1934 and Section 11 of the Securities Act of 1933 and sought, among other things, compensatory damages and injunctive relief. After dismissals and appeals to the United States Court of Appeals for the Sixth Circuit, the United States Supreme Court remanded the case to the district court. In October 2016, Omnicare filed an answer to plaintiffs’ third amended complaint, and discovery commenced.

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

•

United States ex rel. Jack Chin v. Walgreen Company, et al. (U.S. District Court for the Central District of California). In March 2010, the Company received a subpoena from the U.S. Department of Health and Human Services, Office of the Inspector General (“OIG”) requesting information about programs under which the Company has offered customers remuneration conditioned upon the transfer of prescriptions for drugs or medications to the Company’s pharmacies in the form of gift cards, cash, non-prescription merchandise or discounts or coupons for non-prescription merchandise. In October 2016, the U.S. District Court for the Central District of California unsealed a qui tam complaint, filed in April 2009 against CVS Pharmacy and other retail pharmacies, alleging that the Company violated the federal False Claims Act, and the False Claims Acts of several states, by offering such programs. The complaint was served on the Company in January 2017. The federal government has declined intervention in the case. The Company is defending this lawsuit.

•

United States ex rel. Anthony R. Spay v. CVS Caremark Corporation, et al. (U.S. District Court for the Eastern District of Pennsylvania). In January 2012, the court unsealed a first amended qui tam complaint filed in August 2011 by an individual relator, Anthony Spay, who is described in the complaint as having once been employed by a firm providing pharmacy prescription benefit audit and recovery services. The complaint seeks monetary damages and alleges that CVS Caremark’s processing of Medicare claims on behalf of one of its clients violated the federal False Claims Act. The United States declined to intervene in the lawsuit. In September 2015, the Court granted CVS Caremark’s motion for summary judgment in its entirety, and entered judgment in favor of CVS Caremark and against Spay. In October 2015, Spay filed a notice of appeal in the United States Court of Appeals for the Third Circuit; that court heard oral arguments on the appeal in November 2016.

•

State of Texas ex rel. Myron Winkelman and Stephani Martinson, et al. v. CVS Health Corporation, (Travis County Texas District Court). In February 2012, the Attorney General of the State of Texas issued Civil Investigative Demands and has issued a series of subsequent requests for documents and information in connection with its investigation concerning the CVS Health Savings Pass program and other pricing practices with respect to claims for reimbursement from the Texas Medicaid program. In January 2017, the court unsealed a first amended petition. The amended petition alleges the Company violated the Texas Medicaid Fraud Prevention Act by submitting false claims for reimbursement to Texas Medicaid by, among other things, failing to use the price available to members of the CVS Health Savings Pass program as the usual and customary price. The amended petition was unsealed following the Company’s filing of CVS Pharmacy, Inc. v. Charles Smith, et al. (Travis County District Court), a declaratory judgment action against the State of Texas in December 2016 seeking a declaration that the prices charged to members of the CVS Health Savings Pass program do not constitute usual and customary prices under the Medicaid regulation. The State of Texas is also pursuing temporary injunctive relief.

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

•

Corcoran et al. v. CVS Health Corporation (U.S. District Court for the Northern District of California) and Podgorny et al. v. CVS Health Corporation (U.S. District Court for the Northern District of Illinois). These putative class actions were filed against the Company in July and September 2015. The cases were consolidated in United States District Court in the Northern District of California. Plaintiffs seek damages and injunctive relief on behalf of a class of consumers who purchased certain prescription drugs under the consumer protection statutes and common laws of certain states. Several third-party payors filed similar putative class actions on behalf of payors captioned Sheet Metal Workers Local No. 20 Welfare and Benefit Fund v. CVS Health Corp. and Plumbers Welfare Fund, Local 130 v. CVS Health Corporation (both pending in the U.S. District Court for the District of Rhode Island) in February and August 2016. In all of these cases the plaintiffs allege the Company overcharged for certain prescription drugs by not submitting the price available to members of the CVS Health Savings Pass program as the pharmacy’s usual and customary price. In the consumer case (Corcoran), the Court granted summary judgment to CVS on plaintiffs’ claims in their entirety and certified certain subclasses in September 2017. The plaintiffs have filed a notice of appeal to the Ninth Circuit. The Company continues to defend these actions.

•

Omnicare DEA Subpoena. In September 2015, Omnicare was served with an administrative subpoena by the U.S. Drug Enforcement Administration (“DEA”). The subpoena seeks documents related to controlled substance policies, procedures, and practices at eight pharmacy locations from May 2012 to the present. In September 2017, the DEA expanded the investigation to include an additional pharmacy. The Company has been cooperating and providing documents in response to this administrative subpoena.

•

Omnicare Cycle Fill Civil Investigative Demand. In October 2015, Omnicare received a Civil Investigative Demand from the United States Attorney’s Office for the Southern District of New York requesting information and documents concerning Omnicare’s cycle fill process for assisted living facilities. The Company has been cooperating with the government and providing documents and information in response to the Civil Investigative Demand. In July 2017, Omnicare also received a subpoena from the California Department of Insurance requesting documents on similar subject matter.

•

PBM Pricing Civil Investigative Demand. In October 2015, the Company received from the DOJ a Civil Investigative Demand requesting documents and information in connection with a federal False Claims Act investigation concerning allegations that the Company submitted, or caused to be submitted, to the Medicare Part D program prescription drug event data that misrepresented true prices paid by the Company’s PBM to pharmacies for drugs dispensed to Part D beneficiaries with prescription benefits administered by the Company’s PBM. The Company has been cooperating with the government and providing documents and information in response to the Civil Investigative Demand.

•

United States ex rel. Sally Schimelpfenig and John Segura v. Dr. Reddy's Laboratories Limited and Dr. Reddy's Laboratories, Inc. (U.S. District Court for the Eastern District of Pennsylvania). In November 2015, the court unsealed a second amended qui tam complaint filed in September 2015. The DOJ declined to intervene in this action. The relators allege that the Company, Walgreens, Wal-Mart, and Dr. Reddy’s Laboratories violated the federal and various state False Claims Acts by dispensing prescriptions in unit dose packaging supplied by Dr. Reddy’s that was not compliant with the Consumer Product Safety Improvement Act and the Poison Preventive Packaging Act and thereby allegedly rendering the drugs misbranded under the Food, Drug and Cosmetic Act. In March 2017, the Court granted the Company's motion to dismiss with leave to file an amended complaint. In June 2017, the Company moved to dismiss relators’ third amended complaint.

•

Barchock et al. v. CVS Health Corporation, et al. (U.S. District Court for the District of Rhode Island). In February 2016, a class action lawsuit was filed against the Company, the Benefit Plans Committee of the Company, and Galliard Capital Management, Inc., by Mary Barchock, Thomas Wasecko, and Stacy Weller, purportedly on behalf of the 401(k) Plan and the Employee Stock Ownership Plan of the Company (the “Plan”), and participants in the Plan. The complaint alleged that the defendants breached fiduciary duties owed to the plaintiffs and the Plan by investing too much of the Plan’s Stable Value Fund in short-term money market funds and cash management accounts. The court recently granted the Company’s motion to dismiss the plaintiffs’ amended complaint. In May 2017, plaintiffs appealed that ruling in the United States Court of Appeals for the First Circuit.

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

•

Retail DEA Matters. The Company has been also undergoing several audits by the DEA Administrator and is in discussions with the DEA and the U.S. Attorney’s Offices in several locations concerning allegations that the Company has violated certain requirements of the CSA.

•

West Virginia Opioid Litigation. In March 2017, the Company was named as a defendant in four separate lawsuits filed in the U.S. District Court of the Southern District of West Virginia on behalf of counties in the state of West Virginia (Cabell, Fayette, Kanawha and Wayne counties), each of which alleges that CVS Indiana L.L.C., as well as various other distributors of controlled substances, caused a public nuisance related to opioid abuse by failing to detect and/or report purported suspicious orders of opioids distributed for dispensing in the plaintiff counties. Omnicare Distribution Center, LLC also is named as a defendant in the complaint filed by Kanawha County. The Company is defending these lawsuits.

•

Cherokee Nation Opioid Litigation. In April 2017, the Company was named as a defendant in an action filed on behalf of the Cherokee Nation in the District Court of Cherokee Nation (the “Cherokee Action”). The lawsuit asserts several causes of action arising from allegations that large retail pharmacies and wholesale distributors caused widespread opioid abuse among members of the Cherokee Nation by purportedly failing to comply with the Controlled Substances Act and/or otherwise failing to prevent the diversion of opioids. In June 2017, the Company filed a motion to dismiss the Cherokee Action. The Cherokee Nation has since filed an amended petition in the Cherokee Action. Also in June 2017, the six defendants in the Cherokee Action collectively filed a complaint in the U.S. District Court for the Northern District of Oklahoma, McKesson, et al. v. Hembree, et al., seeking a declaration and preliminary injunction prohibiting the District Court of Cherokee Nation from exercising jurisdiction over the Cherokee Action.

•

State of Mississippi v. CVS Health Corporation, et al. (Chancery Court of DeSoto County, Mississippi, Third Judicial District). In July 2016, the Company was served with a complaint filed on behalf of the State of Mississippi alleging that CVS retail pharmacies in Mississippi submitted false claims for reimbursement to Mississippi Medicaid by not submitting the price available to members of the CVS Health Savings Pass program as the pharmacy’s usual and customary price. The Company has responded to the complaint, filed a counterclaim, and moved to transfer the case to circuit court. The motion to transfer was granted, which the State has appealed, and the motion to dismiss remains pending.

•

Mayberry v. Walgreens Co., et al.  (U.S. District Court for the Northern District of Illinois). In March 2017, a complaint was filed against the Company (and several other retail pharmacy defendants) alleging that the defendant pharmacies improperly submitted certain insulin claims through Medicare Part D rather than Part B. The Company’s motion to dismiss the complaint was granted. The Company separately received in December 2016 a Civil Investigative Demand from the U.S. Attorney’s Office for the Northern District of New York, requesting documents and information in connection with a False Claims Act investigation concerning whether the Company’s retail pharmacies improperly submitted certain insulin claims to Medicare Part D rather than Part B. The Company has been cooperating with the government and providing documents and information in response to the Civil Investigative Demand.

•

Cold Chain Logistics Civil Investigative Demand. In September 2016, the Company received from the DOJ a Civil Investigative Demand in connection with an investigation as to whether the Company’s handling of certain temperature-sensitive pharmaceuticals violates the federal Food, Drug and Cosmetic Act and the False Claims Act. The Company has been cooperating with the government and providing documents and information in response to the Civil Investigative Demand.

•

Amburgey, et al. v. CaremarkPCS Health, L.L.C. (U.S. District Court for the Central District of California). In March 2017, the Company was served with a complaint challenging the policies and procedures used by CVS Specialty pharmacies to ship temperature-sensitive medications. The case is similar to a matter already pending against the Company in the Superior Court of California (Los Angeles County), Bertram v. Immunex Corp., et al., which was filed in October 2014. The Company is defending these lawsuits.

•

Barnett, et al. v. Novo Nordisk Inc., et al. and Boss, et al. v. CVS Health Corporation, et al. (both pending in the U.S. District Court for the District of New Jersey). These putative class actions were filed against the Company and other PBMs and manufacturers of insulin in March 2017. Plaintiffs in both cases allege that the PBMs and manufacturers have engaged in a conspiracy whereby the PBMs sell access to their formularies by demanding the highest rebates, which in turn causes increased list prices for insulin. The primary claims are antitrust claims, claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”), violations of state unfair competition and consumer protection laws and in Boss, claims pursuant to the Employee Retirement Income Security Act (“ERISA”). The Barnett plaintiffs seek to represent a nationwide class of all persons who paid any portion of the purchase prices for a prescription for certain insulin products at a price calculated by reference to a benchmark. The Boss plaintiffs purport to represent multiple nationwide classes including a non-ERISA Employee/Exchange Plan class, an ERISA class, a Medicare class and an uninsured class. The Company continues to defend these lawsuits.

•

Insulin Products Investigation. In April 2017, the Company separately received a Civil Investigative Demand from the Attorney General of Washington, seeking documents and information regarding pricing and rebates for insulin products in connection with a pending investigation into unfair and deceptive acts or practice regarding insulin pricing. We have been notified by the Office of the Attorney General of Washington that information provided in response to the Civil Investigative Demand will be shared with the Attorneys General of California, Florida, Minnesota and New Mexico. In July 2017, the Company received a Civil Investigative Demand from the Attorney General of Minnesota, seeking documents and information regarding pricing and rebates for insulin and epinephrine products in connection with a pending investigation into unfair and deceptive acts or practices regarding insulin and epinephrine pricing.

•

Bewley, et al. v. CVS Health Corporation, et al. and Prescott, et al. v. CVS Health Corporation, et al. (both pending in the U.S. District Court for the Western District of Washington). These putative class actions were filed in May 2017 against the Company and other pharmacy benefit managers and manufacturers of glucagon kits (Bewley) and diabetes test strips (Prescott). Both cases allege that, by contracting for rebates with the manufacturers of these diabetes products, the Company and other PBMs caused list prices for these products to increase, thereby harming certain consumers. The primary claims are made under federal antitrust laws, RICO, state unfair competition and consumer protection laws, and ERISA. The Company is defending these lawsuits.

•

Klein, et al. v. Prime Therapeutics, et al. (U.S. District Court for the District of Minnesota). In June 2017, a putative class action complaint was filed against the Company and other pharmacy benefit managers on behalf of ERISA plan members who purchased and paid for EpiPen or EpiPen Jr. Plaintiffs allege that the pharmacy benefit managers are ERISA fiduciaries to plan members and have violated ERISA by allegedly causing higher inflated prices for EpiPen through the process of negotiating increased rebates from EpiPen manufacturer, Mylan. The Company is defending this lawsuit.

•

Medicare Part D Civil Investigative Demand. In May 2017, the United States Attorney’s Office for the Southern District of New York issued a Civil Investigative Demand to the Company concerning possible false claims submitted to Medicare in connection with reimbursements for prescription drugs under the Medicare Part D program. The Company has been cooperating with the government and providing documents and information in response to the Civil Investigative Demand.

•

Shareholder Matters. In August and September 2017, four complaints were filed by putative derivative plaintiffs against certain officers and directors of the Company. Three of those actions, Sherman v. Merlo, et al., Feghali v. Merlo, et al., and Banchalter v. Merlo, et al., were filed in the U.S. District Court for the District of Rhode Island. A fourth, Boron v. Bracken, et al., was filed in Rhode Island Superior Court. These matters assert a variety of causes of action, including breach of fiduciary duty, waste of corporate assets, unjust enrichment, civil conspiracy and violation of Section 14(a) of the Exchange Act, and are premised on the allegation that the defendants approved business plans that exposed the Company to various litigations and investigations. The parties in the three federal matters have filed a joint motion to stay the cases pending resolution of certain of the underlying matters.

•

MSP Recovery Claims Series, LLC, et al. v. CVS Health Corporation, et al. (U.S. District Court for the Western District of Texas). In September 2017, a putative class action complaint was filed against the company, Express Scripts, Inc., and the manufacturers of insulin on behalf of assignees of claims of Medicare Advantage Organizations. Plaintiffs assert that the PBMs and manufacturers have engaged in a conspiracy whereby the PBMs sell access to their formularies by demanding the highest rebates, which in turn causes increased list prices for insulin. The plaintiffs assert claims on behalf of two putative classes: (1) all Medicare C payors and (2) all Medicare D payors. The complaint asserts claims under RICO, and for common law fraud and unjust enrichment.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

CVS Health Corporation:

We have reviewed the condensed consolidated balance sheet of CVS Health Corporation (the Company) as of September 30, 2017, the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2017 and 2016, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2017 and 2016. These financial statements are the responsibility of the Company’s management.

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

November 6, 2017
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

Our specialty pharmacies support individuals who require complex and expensive drug therapies. Our specialty pharmacy business includes mail order and retail specialty pharmacies that operate under the CVS Caremark®, CarePlus CVS Pharmacy®, Navarro® Health Services and Advanced Care Scripts or ACS names. The Pharmacy Services Segment also provides health management programs, which include integrated disease management for 18 conditions, through our Accordant® rare disease management offering. In addition, through our SilverScript Insurance Company subsidiary, we are a national provider of drug benefits to eligible beneficiaries under the federal government’s Medicare Part D program. The Pharmacy Services Segment operates under the CVS Caremark® Pharmacy Services, Caremark®, CVS Caremark®, CarePlus CVS Pharmacy®, Accordant®, SilverScript®, Coram®, CVS SpecialtyTM, NovoLogix®, Navarro® Health Services and Advanced Care Scripts or ACS names. As of September 30, 2017, the Pharmacy Services Segment operated 23 retail specialty pharmacy stores, 15 specialty mail order pharmacies, four mail service dispensing pharmacies, and 82 branches for infusion and enteral services, including approximately 73 ambulatory infusion suites and three centers of excellence, located in 41 states, Puerto Rico and the District of Columbia.

Retail/LTC Segment

Our Retail/LTC Segment sells prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, personal care products, convenience foods, photo finishing, seasonal merchandise and greeting cards through our CVS Pharmacy®, CVS®, Longs Drugs®, Navarro Discount Pharmacy® and Drogaria OnofreTM retail locations and online through CVS.com®, Navarro.comTM and Onofre.com.brTM. The Retail/LTC Segment also includes providing the distribution of prescription drugs, related pharmacy consulting and other ancillary services to chronic care facilities and other care settings, as well as commercialization services that are provided under the name RxCrossroads®. Our Retail/LTC Segment derives the majority of its revenues through the sale of prescription drugs, which are dispensed by our more than 31,000 pharmacists. Our Retail/LTC Segment also provides health care services through our MinuteClinic health care clinics. MinuteClinics are staffed by nurse practitioners and physician assistants who utilize nationally recognized protocols to diagnose and treat minor health conditions, perform health screenings, monitor chronic conditions and deliver vaccinations. As of September 30, 2017, our Retail/LTC Segment included 9,751 retail locations (of which 8,016 were the Company’s stores that operated a pharmacy and 1,687 were the Company’s pharmacies located within a Target store) located in 49 states, the District of Columbia, Puerto Rico and Brazil operating primarily under the CVS Pharmacy®, CVS®,  CVS Pharmacy y más®,  Longs Drugs®, Navarro Discount Pharmacy® and Drogaria OnofreTM names, 38 onsite pharmacies primarily operating under the CarePlus CVS Pharmacy®, CarePlus® and CVS Pharmacy® names, 1,129 retail health care clinics operating under the MinuteClinic® name (of which 1,122 were located in CVS Pharmacy and Target stores), and our online retail websites, CVS.com®, Navarro.comTM and Onofre.com.brTM. LTC operations are comprised of 143 spoke pharmacies that primarily handle new prescription orders, of which 31 are also hub pharmacies that use proprietary automation to support spoke pharmacies with refill prescriptions. LTC operates primarily under the Omnicare® and NeighborCare® names.

Corporate Segment

The Corporate Segment provides management and administrative services to support the Company. The Corporate Segment consists of certain aspects of our executive management, corporate relations, legal, compliance, human resources, information technology and finance departments.

Results of Operations

The following discussion explains the material changes in our results of operations for the three and nine months ended September 30, 2017 and 2016, and the significant developments affecting our financial condition since December 31, 2016. We strongly recommend that you read our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Exhibit 13 to our 2016 Form 10‑K along with this report.

Summary of the Condensed Consolidated Financial Results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions, except per share amounts	2017	2016	2017	2016
Net revenues	$46,181	$44,615	$136,380	$131,555
Cost of revenues	39,055	37,123	115,739	110,304
Gross profit	7,126	7,492	20,641	21,251
Operating expenses	4,627	4,668	14,232	13,885
Operating profit	2,499	2,824	6,409	7,366
Interest expense, net	245	253	744	816
Loss on early extinguishment of debt	—	101	—	643
Other expense	192	7	206	23
Income before income tax provision	2,062	2,463	5,459	5,884
Income tax provision	777	921	2,115	2,271
Income from continuing operations	1,285	1,542	3,344	3,613
Loss from discontinued operations, net of tax	—	(1)	(8)	(1)
Net income	1,285	1,541	3,336	3,612
Net income attributable to noncontrolling interest	—	(1)	(1)	(2)
Net income attributable to CVS Health	$1,285	$1,540	$3,335	$3,610

Net Revenues

Net revenues increased approximately $1.6 billion, or 3.5%, and $4.8 billion, or 3.7%, in the three and nine months ended September 30, 2017, respectively, as compared to the prior year. The increase is due to increases in the Pharmacy Services Segment partially offset by decreases in the Retail/LTC Segment. The increase in the Pharmacy Services Segment was driven by growth in pharmacy network claim volume attributable to net new business, brand inflation and specialty pharmacy volume, partially offset by increased price compression and generic dispensing. The decrease in the Retail/LTC Segment was primarily due to a decline in same stores sales as a result of the previously-announced marketplace changes, which began to have an impact in the fourth quarter of 2016, that restrict CVS Pharmacy from participating in certain networks. The Retail/LTC Segment decrease was also due to continued reimbursement pressure and an increase in the generic dispensing rate. Generic prescription drugs typically have a lower selling price than brand name prescription drugs.

Please see the section entitled “Segment Analysis” below for additional information regarding net revenues.

Gross Profit

Gross profit dollars decreased $366 million, or 4.9%, and $610 million, or 2.9%, in the three and nine months ended September 30, 2017, respectively, as compared to the prior year. Gross profit dollars for the three months ended September 30, 2017, were negatively affected by continued reimbursement pressure as well as the loss of prescription volume in the Retail/LTC Segment as a result of previously-announced marketplace changes. Gross profit as a percentage of net revenues decreased approximately 135 basis points in the three months ended September 30, 2017 to 15.4%, as compared to the prior year. Gross profit as a percentage of net revenues decreased approximately 100 basis points in the nine months ended September 30, 2017 to 15.1%, as compared to the prior year. The decrease in gross profit as a percentage of net revenues was driven by the increased weighting toward the Pharmacy Services Segment, which has a lower gross profit than the Retail/LTC Segment.

Please see the section entitled “Segment Analysis” below for additional information regarding gross profit.

Operating Expenses

Operating expenses decreased $41 million, or 0.9%, in the three months ended September 30, 2017 as compared to the prior year. Operating expenses as a percentage of net revenues decreased approximately 45 basis points to 10.0% in the three months ended September 30, 2017 as compared to the prior year. The decrease in operating expenses in the three months ended September 30, 2017 was primarily due to the following:

•	A decrease in acquisition-related integration costs of $56 million versus the same period in the prior year.

•	The realization of partially reserved receivables within the Pharmacy Services Segment.

These items were partially offset by:

•	Hurricane related expenses of $55 million, predominately in the Retail/LTC Segment, as a result of the three major hurricanes that hit the southern United States and Puerto Rico.

•	An increase in operating expenses due to incremental store operating costs associated with operating more stores.

Operating expenses increased $347 million, or 2.5%, in the nine months ended September 30, 2017 as compared to the prior year. Operating expenses as a percentage of net revenues decreased approximately 10 basis points to 10.4% in the nine months ended September 30, 2017 as compared to the prior year. The increase in operating expenses in the nine months ended September 30, 2017 was due to the items mentioned above, which were more than offset by the following:

•

A goodwill impairment charge of $135 million in the second quarter of 2017 in the RxCrossroads reporting unit (see “Note 2 – Goodwill and Intangible Assets” to our condensed consolidated financial statements).

•

Charges of $211 million in the nine months ended September 30, 2017 associated with the closure of 68 retail stores in connection with our enterprise streamlining initiative (see “Note 8 – Store Closures” to our condensed consolidated financial statements).

Please see the section entitled “Segment Analysis” below for additional information regarding operating expenses.

Interest Expense, net

Interest expense, net, decreased $8 million and $72 million in the three and nine months ended September 30, 2017, respectively, as compared to the prior year. The decrease in the three and nine months ended was primarily due to the Company’s debt issuance and debt tender offers that occurred in 2016 which resulted in overall more favorable interest rates on the Company’s long-term debt.

For additional information on our financing activities, please see the “Liquidity and Capital Resources” section below.

Loss on Early Extinguishment of Debt

During the three months ended September 30, 2016, the Company exercised its option to redeem outstanding senior notes of approximately $1.1 billion aggregate principal amount. The Company paid a premium of $97 million in excess of the debt principal in connection with the purchase of the senior notes and wrote off $4 million of unamortized deferred financing costs, for a total loss on the early extinguishment of debt of $101 million.

During the nine months ended September 30, 2016, the Company purchased approximately $4.2 billion aggregate principal amount of certain of its senior notes pursuant to its tender offer for such senior notes and option to redeem the outstanding senior notes. The Company paid a premium of $583 million in excess of the debt principal, wrote off $54 million of unamortized deferred financing costs and incurred $6 million in fees, for a total loss on the early extinguishment of debt of $643 million.

Other Expense

Other expense increased $185 million and $183 million in the three and nine months ended September 30, 2017, respectively, as compared to the prior year. The increase in the three and nine months ended was primarily driven by the losses on the settlements of defined benefit pension plans of $187 million. See “Note 4 – Pension Settlements” to the Company’s condensed consolidated financial statements.

Income Tax Provision

Our effective income tax rate was 37.7% and 37.4% for the three months ended September 30, 2017 and 2016, respectively. The effective income tax rate in 2017 was higher than in 2016 primarily due to a discrete tax benefit recorded in 2016 related to the successful resolution with the IRS of certain tax matters, partially offset by the tax benefit recognized in 2017 for employee share-based compensation. Our effective income tax rate was 38.7% and 38.6% for the nine months ended September 30, 2017 and 2016, respectively. The effective income tax rate in 2017 was higher than in 2016 primarily due to the impact of the nondeductible goodwill impairment charge recognized in 2017, partially offset by the excess tax benefit recognized for employee share-based compensation.

Loss from Discontinued Operations

The loss from discontinued operations of $8 million for the nine months ended September 30, 2017, was primarily comprised of a $15 million charge (net of tax of $6 million) associated with lease guarantees the Company provided on store lease obligations of Bob’s Stores, a former subsidiary of the Company that filed for bankruptcy subsequent to its disposition. See “Note 12 - Commitments and Contingencies” to the Company’s condensed consolidated financial statements.

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

	Pharmacy
	Services	Retail/LTC	Corporate	Intersegment	Consolidated
In millions	Segment(1)	Segment	Segment	Eliminations(2)	Totals
Three Months Ended
September 30, 2017:
Net revenues	$32,896	$19,593	$—	$(6,308)	$46,181
Gross profit (3)	1,645	5,685	—	(204)	7,126
Operating profit (loss) (4)(5)(6)	1,353	1,553	(220)	(187)	2,499
September 30, 2016:
Net revenues	30,429	20,143	—	(5,957)	44,615
Gross profit (3)	1,797	5,893	—	(198)	7,492
Operating profit (loss) (5)(6)(7)	1,459	1,778	(228)	(185)	2,824
Nine Months Ended
September 30, 2017:
Net revenues	96,444	58,488	—	(18,552)	136,380
Gross profit (3)	4,210	17,036	—	(605)	20,641
Operating profit (loss) (4)(5)(6)	3,272	4,375	(686)	(552)	6,409
September 30, 2016:
Net revenues	88,704	60,253	—	(17,402)	131,555
Gross profit (3)	4,266	17,560	—	(575)	21,251
Operating profit (loss) (5)(6)(7)	3,282	5,273	(660)	(529)	7,366

(1)

Net revenues of the Pharmacy Services Segment include approximately $2.6 billion and $2.5 billion of retail co-payments for the three months ended September 30, 2017 and 2016, respectively, as well as $8.4 billion and $8.1 billion of retail co-payments for the nine months ended September 30, 2017 and 2016, respectively.

(2)

Intersegment eliminations relate to intersegment revenue generating activities that occur between the Pharmacy Services Segment and the Retail/LTC Segment. These occur in the following ways: when members of Pharmacy Services Segment clients ("members") fill prescriptions at the Company's retail pharmacies to purchase covered products, when members enrolled in programs such as Maintenance Choice® elect to pick up maintenance prescriptions at one of the Company's retail pharmacies instead of receiving them through the mail, or when members have prescriptions filled at the Company's long-term care pharmacies. When these occur, both the Pharmacy Services and Retail/LTC segments record the revenues, gross profit and operating profit on a standalone basis.

(3)

The Retail/LTC Segment gross profit for the three months ended September 30, 2017 and 2016 includes $2 million and $5 million, respectively, of acquisition-related integration costs. The Retail/LTC Segment gross profit for the nine months ended September 30, 2017 and 2016 includes $7 million and $15 million, respectively, of acquisition-related integration costs. The integration costs in 2017 are related to the acquisition of Omnicare and the integration costs in 2016 are related to the acquisitions of Omnicare and the pharmacies and clinics of Target.

(4)

The Retail/LTC Segment operating profit for the three and nine months ended September 30, 2017 includes $6 million and $211 million, respectively, of charges associated with store closures (see “Note 8 – Store Closures” to the condensed consolidated financial statements). The Retail/LTC Segment operating profit for the nine months ended September 30, 2017 also includes a $135 million goodwill impairment charge related to the segment’s RxCrossroads reporting unit (see “Note 2 – Goodwill and Intangible Assets” to the condensed consolidated financial statements).

(5)

The Retail/LTC Segment operating profit for the three months ended September 30, 2017 and 2016 includes $9 million and $52 million, respectively, of acquisition-related integration costs. The Retail/LTC Segment operating profit for the nine months ended September 30, 2017 and 2016 includes $34 million and $194 million, respectively, of acquisition-related integration costs. The integration costs in 2017 are related to the acquisition of Omnicare and the integration costs in 2016 are related to the acquisitions of Omnicare and the pharmacies and clinics of Target.

(6)

The Corporate Segment operating loss for the three and nine months ended September 30, 2017 include a $3 million reduction in integration costs for a change in estimate related to the acquisition of Omnicare. The Corporate Segment operating loss for the three and nine months ended September 30, 2016 includes $13 million of integration costs related to the acquisitions of Omnicare and the pharmacies and clinics of Target.

(7)

Amounts revised to reflect the adoption of ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which increased consolidated operating profit by $7 and $23 million for the three and nine months ended September 30, 2016, respectively (see "Note 1 - Accounting Policies" to the condensed consolidated financial statements).

Pharmacy Services Segment

The following table summarizes our Pharmacy Services Segment’s performance for the respective periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2017	2016	2017	2016
Net revenues	$32,896	$30,429	$96,444	$88,704
Gross profit	1,645	1,797	4,210	4,266
Gross profit % of net revenues	5.0%	5.9%	4.4%	4.8%
Operating expenses (1)	292	338	938	984
Operating expenses % of net revenues	0.9%	1.1%	1.0%	1.1%
Operating profit (1)	1,353	1,459	3,272	3,282
Operating profit % of net revenues	4.1%	4.8%	3.4%	3.7%
Net revenues:
Mail choice (2)	$11,590	$10,872	$33,950	$31,668
Pharmacy network (3)	21,216	19,469	62,258	56,783
Other	90	88	236	253
Pharmacy claims processed (90 Day = 3 prescriptions) (4)(5):
Total	441.1	408.7	1,323.2	1,213.8
Mail choice (2)	66.9	63.0	196.2	186.3
Pharmacy network (3)	374.2	345.7	1,127.0	1,027.5
Generic dispensing rate (4)(5):
Total	87.0%	86.0%	87.1%	85.8%
Mail choice (2)	83.3%	81.7%	83.1%	81.1%
Pharmacy network (3)	87.7%	86.8%	87.8%	86.7%
Mail choice penetration rate (4)(5)	15.2%	15.4%	14.8%	15.3%

(1)

Amounts revised to reflect the adoption of ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which decreased operating expenses and increased operating profit by $1 million for the three months ended September 30, 2016. For the nine months ended September 30, 2016, the adoption of ASU 2017-07 decreased operating expenses and increased operating profit by $4 million.

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

(5)

The pharmacy claims processed, the generic dispensing rate and the mail choice penetration rate for the three and nine months ended September 30, 2016 has been revised to reflect 90-day prescriptions to the equivalent of three 30-day prescriptions.

Net Revenues

Net revenues in our Pharmacy Services Segment increased $2.5 billion, or 8.1%, to $32.9 billion in the three months ended September 30, 2017, as compared to the prior year. Net revenues in our Pharmacy Services Segment increased $7.7 billion, or 8.7%, to $96.4 billion in the nine months ended September 30, 2017, as compared to the prior year. The increase is primarily due to growth in pharmacy network claim volume, brand inflation and specialty pharmacy volume, partially offset by increased price compression and generic dispensing. As you review our Pharmacy Services Segment’s performance in this area, we believe you should consider the following important information about the business for the three and nine months ended September 30, 2017:

•

In the three months ended September 30, 2017, our mail choice claims processed, on a 30-day equivalent basis, increased 6.1% to 66.9 million claims compared to 63.0 million claims in the prior year. In the nine months ended September 30, 2017, our mail choice claims processed, on a 30-day equivalent basis, increased 5.3% to 196.2 million claims compared to 186.3 million claims in the prior year. The increase in mail choice claims was primarily driven by the continued adoption of our Maintenance Choice offerings and an increase in specialty pharmacy claims.

•

Our average revenue per mail choice claim, on a 30-day equivalent basis, increased 0.4% and 1.8% in the three and nine months ended September 30, 2017, respectively, compared to the prior year. This increase was primarily due to growth in specialty pharmacy.

•

In the three months ended September 30, 2017, our pharmacy network claims processed, on a 30-day equivalent basis, increased 8.3% to 374.2 million claims compared to 345.7 million claims in the prior year. In the nine months ended September 30, 2017, our pharmacy network claims processed, on a 30-day equivalent basis, increased 9.7% to 1,127.0 million claims compared to 1,027.5 million claims in the prior year. The increase in the pharmacy network claim volume was primarily due to net new business.

•

Our average revenue per pharmacy network claim processed, on a 30-day equivalent basis, increased 0.6% and decreased 0.1% in the three and nine months ended September 30, 2017, respectively, compared to the prior year.

•

In the three months ended September 30, 2017, our total generic dispensing rate increased to 87.0%, compared to 86.0% in the prior year. In the nine months ended September 30, 2017, our total generic dispensing rate increased to 87.1%, compared to 85.8% in the prior year. These continued increases in our generic dispensing rate were primarily due to the impact of new generic drug introductions, and our continuous efforts to encourage plan members to use generic drugs when they are available and clinically appropriate. We believe our generic dispensing rate will continue to increase in future periods, albeit at a slower pace. This increase will be affected by, among other things, the number of new brand and generic drug introductions and our success at encouraging plan members to utilize generic drugs when they are available and clinically appropriate.

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

Gross profit decreased $152 million, or 8.4%, to approximately $1.6 billion in the three months ended September 30, 2017, as compared to the prior year. Gross profit decreased $56 million, or 1.3%, to approximately $4.2 billion in the nine months ended September 30, 2017, as compared to the prior year. The decrease in gross profit dollars was primarily due to price compression and a shift in the timing of the Medicare Part D gross profit dollars between the third and fourth quarter in 2017 due to participants moving through benefits slower relative to the prior year, partially offset by network volume increases. Gross profit as a percentage of net revenues decreased to 5.0% in the three months ended September 30, 2017, compared to 5.9% in the prior year. Gross profit as a percentage of net revenues decreased to 4.4% in the nine months ended September 30, 2017, compared to 4.8% in the prior year. The decrease in gross profit as a percentage of net revenues was primarily due to continued price compression and changes in the mix of our business, partially offset by favorable generic dispensing.

As you review our Pharmacy Services Segment’s performance in this area, we believe you should consider the following important information about the business for the three and nine months ended September 30, 2017:

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

Operating expenses decreased $46 million to $292 million, or 0.9% as a percentage of net revenues, in the three months ended September 30, 2017, compared to $338 million, or 1.1% as a percentage of net revenues, in the prior year. Operating expenses decreased $46 million to $938 million, or 1.0% as a percentage of net revenues, in the nine months ended September 30, 2017, compared to $984 million, or 1.1% as a percentage of net revenues, in the prior year. The decrease in operating expenses in the three and nine months ended September 30, 2017 is primarily due to the realization of partially reserved receivables.

Retail/LTC Segment

The following table summarizes our Retail/LTC Segment’s performance for the respective periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2017	2016	2017	2016
Net revenues	$19,593	$20,143	$58,488	$60,253
Gross profit (1)(2)	5,685	5,893	17,036	17,560
Gross profit % of net revenues	29.0%	29.3%	29.1%	29.1%
Operating expenses (1)(2)(3)(4)	4,132	4,115	12,661	12,287
Operating expenses % of net revenues	21.1%	20.4%	21.6%	20.4%
Operating profit (4)	1,553	1,778	4,375	5,273
Operating profit % of net revenues	7.9%	8.8%	7.5%	8.8%
Prescriptions filled (90 Day = 3 prescriptions) (5)	304.0	302.9	908.7	908.9
Net revenue increase (decrease):
Total	(2.7)%	12.5%	(2.9)%	15.6%
Pharmacy	(2.9)%	15.3%	(3.1)%	19.9%
Front Store	(2.1)%	0.8%	(2.4)%	0.9%
Total prescription volume (90 Day = 3 prescriptions) (5)	0.4%	17.1%	0.0%	22.1%
Same store sales increase (decrease) (6):
Total	(3.2)%	2.3%	(3.5)%	2.8%
Pharmacy	(3.4)%	3.4%	(3.6)%	4.3%
Front Store	(2.8)%	(1.0)%	(3.3)%	(1.0)%
Prescription volume (90 Day = 3 prescriptions) (5)	0.3%	3.0%	(0.4)%	4.1%
Generic dispensing rates	87.2%	85.8%	87.4%	85.8%
Pharmacy % of net revenues	75.9%	76.0%	75.1%	75.2%

(1)

Gross profit and operating expenses for the three months ended September 30, 2017 include $2 million and $7 million of acquisition-related integration costs. Gross profit and operating expenses for the nine months ended September 30, 2017 include $7 million and $27 million, respectively, of acquisition-related integration costs. The integration costs are related to the acquisition of Omnicare.

(2)

Gross profit and operating expenses for the three months ended September 30, 2016 include $5 million and $47 million, respectively, of acquisition-related integration costs. Gross profit and operating expenses for the nine months ended September 30, 2016 include $15 million and $179 million, respectively, of acquisition-related integration costs. The integration costs are related to the acquisitions of Omnicare and the pharmacies and clinics of Target.

(3)

Operating expenses for the three and nine months ended September 30, 2017 includes $6 million and $211 million, respectively, of charges associated with store closures (see “Note 8 – Store Closures” to our condensed consolidated financial statements). Operating expenses for the nine months ended September 30, 2017 also include a $135 million goodwill impairment charge related to the segment’s RxCrossroads reporting unit (see “Note 2 – Goodwill and Intangible Assets” to our condensed consolidated financial statements).

(4)

Amounts revised to reflect the adoption of ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which decreased operating expenses and increased operating profit by $5 million for the three months ended September 30, 2016. For the nine months ended September 30, 2016, the adoption of ASU 2017-07 decreased operating expenses and increased operating profit by $18 million.

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

As of September 30, 2017, we operated 9,751 retail locations (of which 8,016 were our stores that operated a pharmacy and 1,687 were our pharmacies located within Target stores), compared to 9,694 retail locations as of September 30, 2016.

Net Revenues

Net revenues in our Retail/LTC Segment decreased $549 million, or 2.7%, to approximately $19.6 billion in the three months ended September 30, 2017, as compared to the prior year. Net revenues in our Retail/LTC Segment decreased $1.8 billion, or 2.9%, to approximately $58.5 billion in the nine months ended September 30, 2017, as compared to the prior year. As you review our Retail/LTC Segment’s performance in this area, we believe you should consider the following important information about the business for the three and nine months ended September 30, 2017:

•

Front store same store sales decreased by 2.8% and 3.3% for the three and nine months ended September 30, 2017, respectively, compared to the prior year as a result of continued softer customer traffic and as promotional strategies continue to be rationalized, partially offset by an increase in basket size. For the nine months ended September 30, 2017, front store same store sales were negatively impacted by approximately 35 basis points due to the absence of leap day in the current year.

•

Pharmacy same store sales decreased 3.4% and 3.6% for the three and nine months ended September 30, 2017, respectively, due to the negative impact of approximately 435 and 440 basis points, respectively, of recent generic introductions. Same store prescription volumes increased 0.3% and decreased 0.4%, on a 30-day equivalent basis, in the three and nine months ended September 30, 2017, respectively. The previously-discussed marketplace changes that restrict CVS Pharmacy from participating in certain networks had an approximately 420 and 450 basis point negative impact on same store prescription volumes in the three and nine months ended September 30, 2017, respectively.

•

Due to the previously-discussed marketplace changes that restrict CVS Pharmacy from participating in certain networks, we continue to expect prescription growth to be negatively impacted for the remainder of 2017 although to a lesser extent than the first nine months of the year.

•

Pharmacy revenues continue to be negatively impacted by the conversion of brand name drugs to equivalent generic drugs, which typically have a lower selling price. The generic dispensing rate grew to 87.2% and 87.4% for the three and nine months ended September 30, 2017, respectively, compared to 85.8% in both periods in the prior year. In addition, our pharmacy revenue growth has also been affected by continued reimbursement pressure, the mix of drugs sold and the lack of significant new brand name drug introductions.

•	Pharmacy revenue growth may be impacted by industry changes in the LTC business, such as lower occupancy rates at skilled nursing facilities.

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

Gross profit decreased $209 million, or 3.5%, to $5.7 billion in the three months ended September 30, 2017, as compared to the prior year. Gross profit decreased $524 million, or 3.0%, to $17.0 billion in the nine months ended September 30, 2017, as compared to the prior year. Gross profit as a percentage of net revenues decreased to 29.0% in the three months ended September 30, 2017, compared to 29.3% in the prior year. Gross profit as a percentage of net revenues remained flat at 29.1% in the nine months ended September 30, 2017, compared to the prior year.

The decrease in gross profit dollars in both Retail Pharmacy and LTC, was primarily driven by the continued reimbursement pressure as well as loss of prescriptions in Retail Pharmacy due to previously discussed network restrictions. The decrease in gross profit as a percentage of net revenues in the three months ended September 30, 2017 was primarily due to continued reimbursement pressure. Gross profit as a percentage of net revenues in the nine months ended September 30, 2017 was flat primarily driven by increased front store margins which offset the continued reimbursement pressure on pharmacy. Front store margins increased due to changes in the mix of products sold and efforts to rationalize promotional strategies.

As you review our Retail/LTC Segment’s performance in this area, we believe you should consider the following important information about the business for the three and nine months ended September 30, 2017:

•

Front store revenues as a percentage of total net revenues for the three and nine months ended September 30, 2017 was 22.8% and 23.6% for the three and nine months ended September 30, 2017, respectively, compared to 22.7% and 23.5%, respectively, in the prior year. On average, our gross profit on front store revenues is higher than our gross profit on pharmacy revenues.

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

Operating expenses increased $16 million to $4.1 billion, or 21.1% as a percentage of net revenues, in the three months ended September 30, 2017, as compared to $4.1 billion, or 20.4% as a percentage of net revenues, in the prior year. Operating expenses increased $373 million to $12.7 billion, or 21.6% as a percentage of net revenues, in the nine months ended September 30, 2017, as compared to $12.3 billion, or 20.4% as a percentage of net revenues, in the prior year. The increase in operating expenses in the three and nine months ended September 30, 2017 was primarily due to the following:

•	Hurricane related expenses of $53 million in the three and nine months ended September 30, 2017 as a result of the three major hurricanes that hit the southern United States and Puerto Rico.

•

Charges of $6 million and $211 million in the three and nine months ended September 30, 2017, respectively, associated with the closure of five and 68 retail stores, respectively, in connection with our enterprise streamlining initiative (see "Note 8 - Store Closures" to our condensed consolidated financial statements).

•	An increase in operating expenses due to incremental store operating costs associated with operating more stores.

•

These items were partially offset by a decrease in acquisition-related integration costs of $40 million and $152 million in the three and nine months ended September 30, 2017, respectively, versus the same periods in the prior year.

The increase in the nine months ended September 30, 2017 was also due to a goodwill impairment charge of $135 million in the second quarter of 2017 in the RxCrossroads reporting unit (see "Note 2 - Goodwill and Intangible Assets" to our condensed consolidated financial statements).

Corporate Segment

Operating Expenses

Operating expenses in our Corporate Segment include expenses from the Company’s executive management, corporate relations, legal, compliance, human resources, information technology and finance departments.

Operating expenses decreased $8 million, or 3.1%, to $220 million and increased $26 million, or 4.3%, to $686 million in the three and nine months ended September 30, 2017, respectively, as compared to the prior year. The change in operating expenses was partially driven by ongoing investments in strategic initiatives and increased employee benefit costs, offset by a decrease in acquisition-related integration costs of $16 million for the three and nine months ended September 30, 2017 versus the same periods in prior year.

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

The change in cash and cash equivalents is as follows:

	Nine Months Ended September 30,
In millions	2017	2016
Net cash provided by operating activities	$8,143	$8,020
Net cash used in investing activities	(1,608)	(1,652)
Net cash used in financing activities	(7,421)	(6,640)
Effect of exchange rate changes on cash and cash equivalents	—	2
Net decrease in cash and cash equivalents	$(886)	$(270)

Net cash provided by operating activities was approximately $8.1 billion in the nine months ended September 30, 2017, compared to $8.0 billion in the nine months ended September 30, 2016.

Net cash used in investing activities was approximately $1.6 billion in the nine months ended September 30, 2017, compared to $1.7 billion in the nine months ended September 30, 2016. During the nine months ended September 30, 2017 cash used for acquisitions and other investments increased approximately $0.2 billion from the prior year, which was offset by a decrease in capital expenditures of approximately $0.2 billion in the current year.

Net cash used in financing activities was $7.4 billion in the nine months ended September 30, 2017, compared to net cash used in financing activities of $6.6 billion in the nine months ended September 30, 2016. The cash used in financing activities increased $0.8 billion primarily due to an increase of $0.4 billion in net debt repayments and an increase of $0.4 billion in share repurchases in the current year.

During the nine months ended September 30, 2017, the Company had the following outstanding share repurchase programs, both of which had previously been authorized by the Company’s Board of Directors:

In billions

Authorization Date	Authorized	Remaining
November 2, 2016 (“2016 Repurchase Program”)	$15.0	$13.9
December 15, 2014 (“2014 Repurchase Program”)	10.0	—

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

During the nine months ended September 30, 2017, the Company repurchased an aggregate of approximately 55.4 million shares of common stock for approximately $4.4 billion pursuant to the 2014 and 2016 Repurchase Programs. This activity includes the accelerated share repurchase agreements (“ASRs”) described below.

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

The Company had $110 million of commercial paper outstanding at a weighted average interest rate of 1.26% as of September 30, 2017. In connection with its commercial paper program, the Company maintains a $1.0 billion, 364-day unsecured back-up credit facility, which expires on May 17, 2018, a $1.25 billion, five-year unsecured back-up credit facility, which expires on July 24, 2019, a $1.25 billion, five-year unsecured back-up credit facility, which expires on July 1, 2020, and a $1.0 billion, five-year unsecured back-up credit facility, which expires on May 18, 2022. The credit facilities allow for borrowings at various rates that are dependent, in part, on the Company’s public debt ratings and require the Company to pay a weighted average quarterly facility fee of approximately 0.02%, regardless of usage. As of September 30, 2017, there were no borrowings outstanding under the back-up credit facilities.

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

Our back‑up credit facilities and unsecured senior notes contain customary restrictive financial and operating covenants. These covenants do not include a requirement for the acceleration of our debt maturities in the event of a downgrade in our credit rating. We do not believe the restrictions contained in these covenants materially affect our financial or operating flexibility. As of September 30, 2017, the Company is in compliance with all debt covenants.

As of September 30, 2017, our long-term debt was rated by Moody’s as “Baa1” with a stable outlook and by Standard & Poor’s as “BBB+” with a stable outlook, and our commercial paper program was rated “P‑2” by Moody’s and “A‑2” by Standard & Poor’s. In assessing our credit strength, we believe that both Moody’s and Standard & Poor’s considered, among other things, our capital structure and financial policies as well as our consolidated balance sheet, our historical acquisition activity and other financial information. Although we currently believe our long-term debt ratings will remain investment grade, we cannot guarantee the future actions of Moody’s and/or Standard & Poor’s. Our debt ratings have a direct impact on our future borrowing costs, access to capital markets and new store operating lease costs.

Off-Balance Sheet Arrangements

In connection with executing operating leases, we provide a guarantee of the lease payments. We also finance a portion of our new store development through sale-leaseback transactions, which involve selling stores to unrelated parties and then leasing the stores back under leases that generally qualify and are accounted for as operating leases. We do not have any retained or contingent interests in the stores, and we do not provide any guarantees, other than a guarantee of the lease payments, in connection with the transactions. In accordance with GAAP, such operating leases are not reflected in our condensed consolidated balance sheet. See “Note 12 – Commitments and Contingencies” to our condensed consolidated financial statements for a detailed discussion of these guarantees.

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

As discussed in “Note 2 – Goodwill and Intangible Assets” to our condensed consolidated financial statements, during the three months ended September 30, 2017, we performed our required annual impairment tests of goodwill. The results of the impairment tests indicated that there was no impairment of goodwill. The goodwill impairment tests resulted in the fair values of our Pharmacy Services and Retail Pharmacy reporting units exceeding their carrying values by significant margins. The fair values of our LTC and RxC reporting units exceeded their carrying values by approximately 1% and 6%, respectively. The balance of goodwill for our LTC and RxC reporting units at September 30, 2017 was approximately $6.4 billion and $0.4 billion, respectively.

The fair value of our reporting units is estimated using a combination of a discounted cash flow method and a market multiple method. The determination of the fair value of our reporting units requires the Company to make significant assumptions and estimates. These assumptions and estimates primarily include, but are not limited to, the selection of appropriate peer group companies; control premiums and valuation multiples appropriate for acquisitions in the industries in which the Company competes; discount rates, terminal growth rates; and forecasts of revenue, operating profit, depreciation and amortization, capital expenditures and future working capital requirements. When determining these assumptions and preparing these estimates, we consider each reporting unit’s historical results and current operating trends and our consolidated revenues, profitability and cash flow results, forecasts and industry trends. Our estimates can be affected by a number of factors including, but not limited to, general economic and regulatory conditions, our market capitalization, efforts of customers and payers to reduce costs including their prescription drug costs and/or increase member co-payments, the continued efforts of competitors to gain market share and consumer spending patterns.

As previously discussed, the results of our annual goodwill impairment test resulted in the fair value of our LTC reporting unit exceeding its carrying value by approximately 1%. Our multi-year cash flow projections for our LTC reporting unit have declined from the prior year due to customer reimbursement pressures, industry trends such as lower occupancy rates in skilled nursing facilities, and client retention rates. Our projected discounted cash flow model assumes future script growth from our senior living initiative and the impact of acquisitions. Such projections also include expected cost savings from labor productivity and other initiatives. Our market multiple method is heavily dependent on earnings multiples of market participants in the pharmacy industry, including certain competitors and suppliers. If we do not achieve our forecasts, given the small excess of fair value over the related carrying value, as well as current market conditions in the healthcare industry, it is reasonably possible that the operational performance of the LTC reporting unit could be below our current expectations in the near term and the LTC reporting unit could be deemed to be impaired by a material amount.

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

By their nature, all forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons as described in our SEC filings, including those set forth in the Risk Factors section within the 2016 Form 10-K, and including, but not limited to:

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

•	Efforts to increase reimbursement rates in PBM pharmacy networks and to inhibit the ability of PBMs to audit network pharmacies for fraud, waste and abuse.

•	Risks related to increasing oversight of PBM activities by state departments of insurance and boards of pharmacy.

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

•

Reform of the U.S. health care system, including ongoing implementation of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively, “ACA”) and the possible repeal and replacement of all or parts of ACA, continuing legislative efforts, regulatory changes and judicial interpretations impacting our health care system and the possibility of shifting political and legislative priorities related to reform of the health care system in the future.

•

Risks related to changes in legislation, regulation and government policy (including through the use of Executive Orders) that could significantly impact our business and the health care and retail industries, including, but not limited to, the possibility of major developments in tax policy or trade relations, such as the imposition of unilateral tariffs on imported product, changes with respect to the approval process for biosimilars, or changes or developments with respect to the regulation of drug pricing, including federal and state drug pricing programs.

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

•	The accessibility or availability of adequate financing on a timely basis and on reasonable terms.

•	Risks related to the outcome of any legal proceedings related to, or involving any entity that is a part of, any proposed acquisition contemplated by us.

•	The possibility of lower than expected valuations at the Company’s reporting units could result in goodwill impairment charges at those reporting units.

•	Other risks and uncertainties detailed from time to time in our filings with the SEC.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2017, the Company did not have any interest rate, foreign currency exchange rate or commodity derivative instruments in place and believes that as of September 30, 2017 its exposure to interest rate risk (inherent in the Company’s debt portfolio), foreign currency exchange rate risk and commodity price risk is not material.

Item 4.   Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a‑15(f) and 15d‑15(f)) as of September 30, 2017, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to provide reasonable assurance that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a‑15 or Rule 15d‑15 that occurred in the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.   Legal Proceedings

I. Legal Proceedings

We refer you to “Note 12 - Commitments and Contingencies” contained in the “Notes to the Condensed Consolidated Financial Statements” of our Quarterly Report on Form 10‑Q for the three and nine months ended September 30, 2017 for a description of our legal proceedings.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table presents the total number of shares purchased in the three months ended September 30, 2017, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to the 2016 Repurchase Program. See “Note 3 - Share Repurchase Programs” contained in the “Notes to the Condensed Consolidated Financial Statements” of our Quarterly Report on Form 10‑Q for the three months ended September 30, 2017.

				Approximate Dollar
			Total Number of Shares	Value of Shares that
	Total Number	Average	Purchased as Part of	May Yet Be
	of Shares	Price Paid per	Publicly Announced	Purchased Under the
Fiscal Period	Purchased	Share	Plans or Programs	Plans or Programs
July 1, 2017 through July 31, 2017	—	$—	—	$14,269,392,432
August 1, 2017 through August 31, 2017	1,713,436	$76.72	1,713,436	$14,137,945,704
September 1, 2017 through September 30, 2017	3,364,345	$79.82	3,364,345	$13,869,392,446
	5,077,781		5,077,781

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
101

The following materials from the CVS Health Corporation Quarterly Report on Form 10‑Q for the three months ended September 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related Footnotes to the Condensed Consolidated Financial Statements.

Signatures:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10‑Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CVS Health Corporation
(Registrant)

/s/ David M. Denton
David M. Denton
Executive Vice President and Chief Financial Officer
November 6, 2017