Form 10-K
period 2017-12-31
CVS HEALTH Corp
filed 2018-02-14
CIK 64803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒       Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

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
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $81,440,458,676 as of June 30, 2017, based on the closing price of the common stock on the New York Stock Exchange. For purposes of this calculation, only executive officers and directors are deemed to be the affiliates of the registrant.

As of February 9, 2018, the registrant had 1,014,532,157 shares of common stock issued and outstanding.

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

Portions of our Annual Report to Stockholders for the fiscal year ended December 31, 2017 are incorporated by reference in our response to Items 7, 8 and 9 of Part II.

Information contained in our Proxy Statement for the 2018 Annual Meeting of Stockholders is incorporated by reference in our response to Items 10 through 14 of Part III.

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

Through more than 9,800 retail locations, more than 1,100 walk-in health care clinics, a leading pharmacy benefits manager with more than 94 million plan members, a dedicated senior pharmacy care business serving more than one million patients per year, expanding specialty pharmacy services and a leading stand-alone Medicare Part D prescription drug plan, we enable people, businesses, and communities to manage health in more affordable, effective ways. We are delivering break-through products and services, from advising patients on their medications at our CVS Pharmacy®  locations, to introducing unique programs to help control costs for our clients at CVS Caremark®, to innovating how care is delivered to our patients with complex conditions through CVS Specialty®, to improving pharmacy care for the senior community through Omnicare®, or by expanding access to high-quality, low-cost care at CVS MinuteClinic®.

We have three reportable segments: Pharmacy Services, Retail/LTC and Corporate.

Proposed Acquisition of Aetna

On December 3, 2017, we entered into a definitive merger agreement to acquire all of the outstanding shares of Aetna Inc. (“Aetna”) for a combination of cash and stock (the “Aetna Acquisition”). Under the terms of the merger agreement, Aetna shareholders will receive $145.00 per share in cash and 0.8378 CVS Health shares for each Aetna share. The transaction values Aetna at approximately $207 per share or approximately $69 billion based on the Company’s 5-day volume weighted average price ending December 1, 2017 of $74.21 per share. Including the assumption of Aetna’s debt, the total value of the transaction is approximately $77 billion. The final purchase price will be determined based on the Company’s stock price on the date of closing of the transaction.

The proposed acquisition is currently projected to close in the second half of 2018 and remains subject to approval by CVS Health and Aetna shareholders and customary closing conditions, including the expiration of the waiting period under the federal Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”) and approvals of state departments of insurance and U.S. and international regulators.

Pharmacy Services Segment

The Pharmacy Services Segment provides a full range of pharmacy benefit management (“PBM”) solutions, as described more fully below, to clients consisting primarily of employers, insurance companies, unions, government employee groups, health plans, Medicare Part D plans, Managed Medicaid plans, plans offered on the public and private exchanges, other sponsors of health benefit plans and individuals throughout the United States. In addition, through our SilverScript Insurance Company (“SilverScript”) subsidiary, we are a national provider of drug benefits to eligible beneficiaries under the federal government’s Medicare Part D program. The Pharmacy Services Segment operates under the CVS Caremark Pharmacy Services, Caremark®, CVS Specialty®, AccordantCareTM, SilverScript®, Wellpartner®, NovoLogix®, Coram®, Navarro® Health Services and ACS Pharmacy names. As of December 31, 2017, the Pharmacy Services Segment operated 23 retail specialty pharmacy stores, 18 specialty mail order pharmacies and four mail order dispensing pharmacies, and 83 branches for infusion and enteral services, including approximately 73 ambulatory infusion suites and three centers of excellence, located in 42 states, Puerto Rico and the District of Columbia. During the year ended December 31, 2017, our PBM filled or managed approximately 1.8 billion prescriptions on a 30-day equivalent basis.

Pharmacy Services Business Strategy - Our pharmacy services business strategy centers on providing innovative tools and strategies, as well as quality client service, in order to help improve clinical outcomes for our clients’ plan members while assisting them with better managing pharmacy and overall health care costs. Our goal is to produce superior results for our clients and their plan members by leveraging our expertise in core PBM services, including: plan design offerings and administration, formulary management, Medicare Part D services, mail order, specialty pharmacy and infusion services, retail pharmacy network management services, prescription management systems, clinical services, disease management services and medical spend management.

In addition, as a fully integrated pharmacy services company that helps clients improve quality and lower their pharmacy costs, we offer our clients and their plan members a variety of programs and tools, including plan design offerings, that benefit from our integrated systems and the ability of our almost 36,000 pharmacists, nurses, nurse practitioners and physician assistants to interact personally with the many plan members we serve. Through our multiple member touch points (retail stores, mail order, infusion, long-term care and specialty pharmacies, retail clinics, digital resources and cost management tools), we seek to engage plan members in behaviors that help lower cost and improve health care outcomes. Examples of these programs and services include: Maintenance Choice®, a program where eligible client plan members can elect to fill their maintenance prescriptions through delivery to their home or business or at our CVS Pharmacy retail stores for the same price as mail order; Pharmacy Advisor®, a program that facilitates face-to-face and telephone counseling by our pharmacists to help participating plan members with certain chronic diseases, such as diabetes and cardiovascular conditions, to identify gaps in care, adhere to their prescribed medications and manage their health conditions; enhanced disease management programs, such as our TransformCareTM offerings, that are targeted at managing chronic disease states; Specialty Connect®, our specialty pharmacy offering that integrates specialty mail and retail capabilities, providing members with disease-state specific counseling from our experienced specialty pharmacists and the convenience of picking up their prescriptions at their local CVS Pharmacy or having them delivered to their home or office and an ExtraCare® Health Card program that offers discounts to eligible plan members on certain over-the-counter health care products sold in our CVS Pharmacy stores. In addition, CVS MinuteClinic (“MinuteClinic”) is an important and differentiated part of the enterprise that offers certain capabilities to PBM clients and their members. For example, we offer plan-sponsored co-pay reductions to encourage use of MinuteClinic, thereby helping to reduce emergency room visits and to lower overall health care costs. We also partner with our health plan clients sponsoring patient-centered medical homes, biometric screenings for plan members, closing gaps in care, and onsite clinics at client corporate headquarters.

PBM Services - Our PBM solutions are described more fully below.

Plan Design Offerings and Administration - We administer pharmacy benefit plans for clients who contract with us to facilitate prescription coverage and claims processing for their eligible plan members. We assist our clients in designing pharmacy benefit plans that help improve health outcomes while minimizing the costs to the client. We also assist clients in monitoring the effectiveness of their plans through frequent, informal communications, their use of our proprietary software, as well as through formal annual, quarterly and sometimes monthly performance reviews.

We make recommendations to help clients design benefit plans that promote the use of the lower cost, clinically appropriate drugs. We help our clients control costs by recommending plan designs that encourage the use of generic equivalents of brand name drugs when such equivalents are available. Our clients also have the option, through plan design, to further lower their pharmacy benefit plan costs by setting different member payment levels for different products on their drug lists or “formularies,” which helps guide members to choose lower cost alternatives through appropriate financial incentives.

Formulary Management - We utilize an independent panel of doctors, pharmacists and other medical experts, referred to as our CVS Caremark National Pharmacy and Therapeutics Committee, to review and approve the selection of drugs that meet our high standards of safety and efficacy for inclusion on one of our template formularies. Our formularies provide recommended products in numerous drug classes to help ensure member access to clinically appropriate drugs with alternatives within a class under the client’s pharmacy benefit plan, while helping to drive the lowest net cost for our clients that select one of our formularies. To help improve clinical outcomes for members and clients, we conduct ongoing, independent reviews of all drugs, including, but not limited to, those appearing on the formularies and generic equivalent products. Many of our clients choose to adopt one of our template formulary offerings as part of their plan design. Beginning in 2018, clients will have new capabilities to offer real time benefits information for a member’s specific plan design, provided digitally at the point of prescribing, at the pharmacy and directly to members.

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

Mail Order Pharmacy - As of December 31, 2017, we operated four mail order dispensing pharmacies in the United States. Plan members or their prescribers submit prescriptions or refill requests, primarily for maintenance medications, to these pharmacies via mail, telephone, fax, e-prescribing or the Internet. We also operate a network of smaller mail order specialty pharmacies described below. Our staff pharmacists review mail order prescriptions and refill requests with the assistance of our prescription management systems. This review may involve communications with the prescriber and, with the prescriber’s approval when required, can result in generic substitution, therapeutic interchange or other actions designed to help reduce cost and/or improve quality of treatment. These pharmacies have been awarded Mail Order Pharmacy accreditation from Utilization Review Accreditation Commission (“URAC”), a Washington DC-based health care accrediting organization that establishes quality standards for the health care industry.

Specialty Pharmacy - Our specialty pharmacies support individuals who require complex and expensive drug therapies. As of December 31, 2017, our specialty pharmacy operations included 18 specialty mail order pharmacies located throughout the United States, including Puerto Rico, that are used for delivery of advanced medications to individuals with chronic or genetic diseases and disorders. These pharmacies have also been awarded Specialty Pharmacy accreditation from URAC. As of December 31, 2017, the Company operated a network of 23 retail specialty pharmacy stores, which operate under the CVS Pharmacy specialty services and Navarro® Health Services names. These stores average 1,100 square feet in size and sell prescription drugs and a limited assortment of front store items such as alternative medications, homeopathic remedies and vitamins. Our care management program, AccordantCare, is a differentiated clinical model that focuses on whole patient care, including comorbidity management. It embeds specially trained nurses into the CVS Specialty CareTeam for members who fill their specialty medications through CVS Specialty helping deliver better care and improved outcomes. Through our affiliate Coram LLC and its subsidiaries (collectively, “Coram”), one of the nation’s largest providers of comprehensive infusion services, we care for approximately 165,000 patients annually, providing specialty infusion and enteral nutrition services. Our Specialty Connect® offering integrates our specialty pharmacy mail and retail capabilities, providing members with disease-state specific counseling from our experienced specialty pharmacists and the convenience of picking-up their prescriptions at their local CVS Pharmacy, or having them delivered to their preferred address. Whether submitted through our specialty mail order pharmacy or at a CVS Pharmacy, all prescriptions are filled through our specialty mail order pharmacies, so all revenue from this specialty prescription services program is recorded within the Pharmacy Services Segment. Members then can choose to pick up their medication at their local CVS Pharmacy, or have it sent to their home through the mail. Specialty Connect is available where allowed by law. Innovative digital tools for specialty pharmacy provide a more accessible, connected, and personal health experience. Members can manage all their specialty medications in real-time using the CVS Specialty app and more than 60 percent have opted in to receive email and text messages including refill reminders and order status. Patients can also use secure messaging to contact their Specialty CareTeam with any questions. Additionally, with the acquisition of Omnicare, Inc. (“Omnicare”), we expanded our specialty pharmacy to include the specialty pharmacy operations of Omnicare which operates under the name ACS Pharmacy.

Retail Pharmacy Network Management - We maintain a national network of more than 68,000 retail pharmacies, consisting of approximately 41,000 chain pharmacies (which includes our CVS Pharmacy locations) and 27,000 independent pharmacies, in the United States, including Puerto Rico, the District of Columbia, Guam and the U.S. Virgin Islands. When a customer fills a prescription in a retail pharmacy, the pharmacy sends prescription data electronically to us from the point-of-sale. This data interfaces with our proprietary prescription management systems, which verify relevant plan member data and eligibility, while also performing a drug utilization review to help evaluate clinical appropriateness and safety and confirming that the pharmacy will receive payment for the prescription. We are also able to build client-specific networks and managed network solutions to further drive savings for our clients. These include a performance-based pharmacy network with approximately 30,000 stores that will be anchored by CVS Pharmacy and Walgreens, along with up to 10,000 community-based, independently owned pharmacies across the United States. The network is designed to deliver unit cost savings and to improve clinical outcomes that will help to lower overall health care costs for participating payors and their members. This network will be available beginning March 2018 to eligible commercial and Medicaid clients.

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

Clinical Services - We offer multiple clinical programs and services to help clients manage overall pharmacy and health care costs in a clinically appropriate manner. Our programs are primarily designed to promote good health outcomes, and to help target inappropriate utilization and non-adherence to medication, each of which may result in adverse medical events that negatively impact member health and client pharmacy and medical spend. In this regard, we offer various utilization management (“UM”), medication management, quality assurance, adherence and counseling programs to complement the client’s plan design and clinical strategies. To help address the opioid epidemic, we introduced an industry-leading UM approach that limits to seven days the supply of opioids dispensed for certain acute prescriptions for patients who are new to therapy; limits the daily dosage of opioids dispensed based on the strength of the opioid; and requires the use of immediate-release formulations of opioids before extended-release opioids are dispensed. To support improved adherence, our Pharmacy Advisor program facilitates pharmacist counseling, both face-to-face and over the telephone, to help participating plan members with certain chronic diseases, such as diabetes and cardiovascular conditions, to identify gaps in care, adhere to their prescribed medications and manage their health conditions. We also have digital connectivity that helps to lower drug costs for patients by providing expanded visibility to lower cost alternatives through enhanced analytics and data sharing.

Disease Management Programs - Our clinical services utilize advanced protocols and offer clients convenience in working with health care providers and other third parties. Our AccordantCare programs include integrated rare disease management programs, which cover diseases such as rheumatoid arthritis, Parkinson’s disease, seizure disorders and multiple sclerosis. The majority of these integrated programs are accredited by the National Committee for Quality Assurance (“NCQA”), a private, not-for-profit organization that evaluates, accredits and certifies a wide range of health care organizations. They have also been awarded Case Management accreditation from URAC.

Medical Benefit Management - We offer a technology platform, NovoLogix®, an online preauthorization tool that helps identify and capture cost savings opportunities for specialty drugs billed under the medical benefit by identifying outliers to appropriate dosages and costs, and helps to ensure clinically appropriate use of these drugs.

Pharmacy Services Information Systems - We currently operate and support a small number of claim adjudication platforms to support our Pharmacy Services Segment. However, the majority of our clients have migrated to one platform. These information systems incorporate architecture that centralizes the data generated from filling mail order prescriptions, adjudicating retail pharmacy claims and delivering other solutions to our PBM clients. Our Health Engagement Engine® technology and proprietary clinical algorithms help connect the various parts of the enterprise and serves an essential role in cost management and health improvement. This capability responsibly transforms pharmacy data into actionable interventions at key points of care such as our mail and specialty pharmacists to help provide quality care, and our enterprise digital strategy and integrated digital offerings help patients seamlessly manage mail, specialty and retail prescriptions.

Pharmacy Services Clients - Our clients are primarily employers, insurance companies, unions, government employee groups, health plans, Medicare Part D plans, Managed Medicaid plans and plans offered on public and private exchanges, other sponsors of health benefit plans and individuals located throughout the United States. We provide pharmaceuticals to eligible members in benefit plans maintained by our clients and utilize our information systems, among other things, to help perform safety checks, drug interaction screening and identify opportunities for generic substitution. We generate substantially all of our Pharmacy Services Segment net revenue from dispensing and managing prescription drugs to eligible members in benefit plans maintained by our clients. In 2017, 2016 and 2015, net revenues from Aetna accounted for approximately 12.3%, 11.7% and 10.0%, respectively, of our consolidated net revenues.

Pharmacy Services Seasonality - The majority of our Pharmacy Services Segment revenues are not seasonal in nature. However, our quarterly earnings and operating cash flows are impacted by the Medicare Part D benefit design and changes in the composition of our membership. The Medicare Part D standard benefit design results in coverage that varies with a member's cumulative annual out-of-pocket costs. The benefit design generally results in plan sponsors sharing a greater portion of the responsibility for total prescription drug costs in the early part of the year. As a result, the PDP pay percentage or benefit ratio generally decreases and operating profit generally increases as the year progresses.

Pharmacy Services Competition - We believe the primary competitive factors in the industry include: (i) the ability to negotiate favorable discounts from drug manufacturers as well as to negotiate favorable discounts from, and access to, retail pharmacy networks; (ii) the ability to identify and apply effective cost management programs utilizing clinical strategies including the development and utilization of preferred formularies; (iii) the ability to market PBM products and services; (iv) the commitment to provide flexible, clinically-oriented services to clients and be responsive to clients’ needs; (v) the quality, scope and costs of products and services offered to clients and their members including satisfaction of experience; and (vi) operational excellence in delivering services. The Pharmacy Services Segment has a significant number of competitors (e.g., Express Scripts, OptumRx, Prime Therapeutics, MedImpact, and Humana) offering PBM services including large, national PBM companies, PBMs owned by large national health plans and smaller standalone PBMs.

Retail/LTC Segment

As of December 31, 2017, the Retail/LTC Segment included 9,803 retail locations (of which 8,060 were our stores that operated a pharmacy and 1,695 were our pharmacies located within Target Corporation (“Target”) stores), our online retail pharmacy websites, CVS.com®, Navarro.comTM and Onofre.com.brTM, 37 onsite pharmacy stores, our long-term care pharmacy operations and our retail health care clinics. The retail locations are in 49 states, the District of Columbia, Puerto Rico and Brazil, operating primarily under the CVS Pharmacy®, CVS®, CVS Pharmacy y más®, Longs Drugs®, Navarro Discount Pharmacy® and Drogaria OnofreTM names. Including the pharmacies within Target, we currently operate in all of the top 100 United States drugstore markets. Existing retail stores range in size from approximately 5,000 to 30,000 square feet, although most new stores range in size from approximately 11,000 to 15,000 square feet and typically include a drive-thru pharmacy. The pharmacies within Target stores range in size from approximately 450 to 1,100 square feet. During 2017, our Retail/LTC Segment filled approximately 1.2 billion prescriptions (counting 90-day prescriptions as three prescriptions), and we held approximately 23.6% of the United States retail pharmacy market.

Our acquisition of Omnicare broadened our base of pharmacy care to an additional dispensing channel, long-term care pharmacy. Omnicare’s LTC operations include the distribution of pharmaceuticals, related pharmacy consulting and other ancillary services to chronic care facilities and other care settings. Omnicare also provided commercialization services under the name RxCrossroads until January 2, 2018, when we completed the sale of RxCrossroads. LTC is comprised of 145 spoke pharmacies that primarily handle new prescription orders, of which 30 are also hub pharmacies that use automation to support spoke pharmacies with refill prescriptions. LTC primarily operates under the Omnicare® and NeighborCare® names. With the addition of the LTC operations, we are continuing to enhance our service offerings to further address the needs of an aging population throughout the continuum of senior care.

Retail Pharmacy Business Strategy - Our integrated pharmacy services model has enhanced the ability of our retail pharmacy stores to expand customer access to care while helping to lower overall health care costs and improve health outcomes. In that regard, the role of our retail pharmacist is shifting from primarily dispensing prescriptions to also providing services, including flu vaccinations as well as face-to-face patient counseling with respect to adherence to drug therapies, closing gaps in care and recommending more cost effective drug therapies. We also provide a broad assortment of quality merchandise at competitive prices using a retail format that emphasizes service, innovation and convenience. One of the keys to our strategy is technology, which allows us to focus on constantly improving service and exploring ways to provide more personalized product offerings and services. We are continuing to leverage digital to empower our customers and patients by making the full breadth of health care and pharmacy services available to them anytime, anywhere. We are continuing to introduce digital tools to make it easier for people to save time and money and to live healthier lives. In 2017, we rolled out CVS Pay® nationwide, an end-to-end mobile payment solution that integrates payment, prescription pick-up and our ExtraCare® loyalty program into one spot at checkout. We believe that continuing to innovate with new and unique products and services, using innovative marketing and adjusting our mix of merchandise to match our customers’ needs and preferences is very important to our ability to continue to improve customer satisfaction.

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

Retail/LTC net revenues by major product group are as follows:

	Percentage of Net Revenues
	2017	2016	2015
Pharmacy (1)	75.0%	75.0%	72.9%
Front store and other (2)	25.0	25.0	27.1
	100.0%	100.0%	100.0%

(1)	Pharmacy includes LTC sales and sales in pharmacies within Target stores.
(2)	“Other” represents less than 5% of the “Front store and other” net revenue category.

Pharmacy - Pharmacy revenues represented approximately three-fourths of the Retail Pharmacy Segment revenues in each of 2017, 2016 and 2015. We believe that our retail pharmacy operations will continue to represent a critical part of our business due to industry demographics, e.g., an aging American population consuming a greater number of prescription drugs, pharmaceuticals being used more often as the first line of defense for managing illness, the introduction of new pharmaceutical products, and Medicare Part D. We believe our retail pharmacy business benefits from our investment in both people and technology, as well as our innovative partnerships with health plans, PBMs and providers. Given the nature of prescriptions, people want their prescriptions filled accurately by professional pharmacists using the latest tools and technology, and ready when promised. Consumers need medication management programs and better information to help them get the most out of their health care dollars. To assist our customers with these needs, we have introduced integrated pharmacy health care services that provide an earlier, easier and more effective approach to engaging them in behaviors that can help lower costs, improve health, and save lives. Examples include: our Patient Care Initiative, an enhanced medication adherence program; Maintenance Choice®, a program where eligible client plan members can elect to fill their maintenance prescriptions through delivery to their home or business or at our CVS Pharmacy retail stores for the same price as mail order; Pharmacy Advisor®, our program that facilitates pharmacist counseling, both face-to-face and over the telephone, to help participating plan members with certain chronic diseases, such as diabetes and cardiovascular conditions, to identify gaps in care, adhere to their prescribed medications and manage their health conditions; Specialty Connect®, which integrates our specialty pharmacy mail and retail capabilities, providing members with disease-state specific counseling from our experienced specialty pharmacists and the convenience of picking-up their prescriptions at their local CVS Pharmacy, or having them delivered to their preferred address; ScriptSync®, a service that enables patients with multiple medications to pick up their eligible maintenance prescriptions in a single monthly CVS Pharmacy visit; ScriptPath™ Prescription Schedule, a new capability for CVS Pharmacy patients, who manage multiple prescription medications, which features all of a patient’s current CVS Pharmacy prescription information in one place – including which medications the patient takes, when the patient should take them and how much of each medication should be taken in each dose; and HealthTag®, an integrated communications platform that can be leveraged to communicate healthcare opportunities to members that provides unmatched ability to reach and connect with members as well as industry-leading data integration to improve coordination of member care. Each of these are programs that demonstrate our ability to enhance the customer experience through our integrated enterprise products and services. Further evidencing our belief in the importance of pharmacy service is our continuing investment in technology, such as our Drug Utilization Review system that helps check for harmful interactions between prescription drugs and patient identified over-the-counter products, vitamins and herbal remedies; RxConnect, our proprietary pharmacy system that integrates our product delivery and clinical workflows as well as advanced patient safety functionality such as drug utilization review; our prescription refill program, ReadyFill®; and our online retail businesses, CVS.com, Navarro.com and Onofre.com.br. Our Health Engagement Engine enables patient-specific opportunities to be prioritized and delivered at each key moment of care relevant to that specific patient. In December 2015, we expanded our pharmacy offering with the acquisition of the pharmacies within Target stores. We offer all the same pharmacy services available in our retail drugstores and online at our pharmacies within Target stores.

Front Store - Front store revenues benefited from our strategy to innovate with new and unique products and services, using innovative personalized marketing and adjusting our mix of merchandise to match our customers’ needs and preferences. A key component of our front store strategy is our ExtraCare® card program, which is helping us continue to build our loyal customer base. The ExtraCare program is one of the largest and most successful retail loyalty programs in the United States. The ExtraCare program allows us to balance our marketing efforts so we can reward our best customers by providing them automatic sale prices, customized coupons, ExtraBucks® rewards and other benefits. We continue to launch and enhance new and exclusive brands to create unmatched offerings in beauty. Another component of our front store strategy is our unique product offerings, which include a full range of high-quality CVS Pharmacy® and proprietary brand products that are only available through CVS Pharmacy stores. We currently carry approximately 7,000 CVS Pharmacy and proprietary brand products, which accounted for approximately 23% of our front store revenues during 2017. These products include expanded offerings of healthy foods and vitamins. Furthermore, we are tailoring certain groups of stores, such as suburban area stores, to better meet the needs of our customers.

MinuteClinic - As of December 31, 2017, we operated 1,134 MinuteClinic® locations in 33 states and the District of Columbia, of which 1,050 were located in our retail pharmacy stores, and 79 were located in Target stores. We opened 15 new clinics during 2017. Our clinics are staffed by nurse practitioners and physician assistants who utilize nationally established guidelines to diagnose and treat minor health conditions, perform health screenings, monitor chronic conditions, provide wellness services and deliver vaccinations. Payors value our clinics because they provide convenient, high-quality, cost-effective care, in many cases offering an attractive alternative to more expensive sites of care. As a result, visits paid for by employers, health insurers or other third parties accounted for approximately 91% of MinuteClinic’s total revenues in 2017. MinuteClinic is collaborating with our Pharmacy Services Segment to help meet the needs of CVS Caremark’s client plan members by offering programs that can improve member health and lower costs. MinuteClinic is now affiliated with more than 75 major health systems and continues to build a platform that supports primary care.

Long-term Care - Through our Omnicare business, we provide the distribution of pharmaceuticals, related pharmacy consulting and other ancillary services to chronic care facilities and other care settings. Omnicare’s customers consist of skilled nursing facilities, assisted living facilities, independent living communities, hospitals, correctional facilities, and other health care service providers. We provide pharmacy consulting, including monthly patient drug therapy evaluations, assist in compliance with state and federal regulations and provide proprietary clinical and health management programs. We also provide pharmaceutical case management services for retirees, employees and dependents who have drug benefits under corporate-sponsored health care programs.

Onsite Pharmacies - We also operate a limited number of small pharmacies located at client sites, typically under the CarePlus®, CarePlus CVS Pharmacy® or CVS Pharmacy®  name, which provide certain health plan members and customers with a convenient alternative for filling their prescriptions.

Retail Pharmacy Drugstore Development - The addition of new stores has played, and will continue to play, a key role in our continued growth and success. Our store development program focuses on three areas: entering new markets, adding stores within existing markets and relocating stores to more convenient sites. During 2017, we opened 175 new retail locations, relocated 30 stores and closed 81 locations. During the last five years, we opened approximately 1,000 new and relocated locations, and acquired 1,880 locations including the pharmacies acquired from Target. We believe that continuing to grow our store base and locating stores in more accessible markets are essential components to compete effectively in the current health care environment. As a result, we believe that our store development program is an integral part of our ability to maintain our leadership position given the changing health care landscape and to meet the increasing needs of our customers.

Retail/LTC Information Systems - We have continued to invest in information systems to enable us to deliver exceptional customer service, enhance safety and quality, and expand our patient care services while lowering operating costs. Our proprietary WeCARE Workflow supports our pharmacy teams by prioritizing work to meet customer expectations, facilitating prescriber outreach, and seamlessly integrating our clinical programs. This solution delivers improved efficiency and enhances the customer experience, as well as providing a framework to accommodate the evolution of pharmacy practice and the expansion of our clinical programs. Our Health Engagement Engine technology and proprietary clinical algorithms enable us to help identify opportunities for our pharmacists to deliver face-to-face counseling regarding patient health and safety matters, including adherence issues, gaps in care and management of certain chronic health conditions. Our digital strategy empowers the consumer to navigate their pharmacy experience and manage their condition through our on-line and mobile tools that offer utility and convenience. This includes the ability to schedule an appointment at MinuteClinic, get next-in line alerts or health reminders and appointment updates via text messages. Our integrated digital offerings help patients seamlessly manage retail, mail and specialty prescriptions dispensed by a CVS Pharmacy or LTC location and enhance front store personalization to drive value for customers. We continue to experience strong adoption of our digital solutions with our mobile app receiving critical acclaim for ease of use and our text message program experiencing significant growth. LTC’s digital technology suite, Omniview®, improves the efficiency of customers’ operations with tools that include executive dashboards, pre-admission pricing, electronic ordering of prescription refills, proof-of-delivery tracking, access to patient profiles, receipt and management of facility bills, and real-time validation of Medicare Part D coverage, among other capabilities.

Retail/LTC Customers - The success of our retail drugstore and LTC businesses is dependent upon our ability to establish and maintain contractual relationships with pharmacy benefit managers and other payors on acceptable terms. Pharmacy benefit managers, managed care organizations, government-funded health care programs, commercial employers and other third party payors accounted for 99.2% of our 2017 pharmacy revenues. No single Retail/LTC payor accounts for 10% or more of our annual consolidated net revenues.

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

Generic Sourcing Venture

The Company and Cardinal Health, Inc. (“Cardinal”) each have a 50% ownership in Red Oak Sourcing, LLC (“Red Oak”), a generic pharmaceutical sourcing entity. Under this arrangement, the Company and Cardinal contributed their sourcing and supply chain expertise to Red Oak and agreed to source and negotiate generic pharmaceutical supply contracts for both companies through Red Oak; however, Red Oak does not own or hold inventory on behalf of either company.

Working Capital Practices

We fund the growth of our business through a combination of cash flow from operations, commercial paper and other short-term borrowings, proceeds from sale-leaseback transactions and long-term borrowings. For additional information on our working capital practices, we refer you to the caption “Management’s Discussion and Analysis - Liquidity and Capital Resources” in our Annual Report to Stockholders for the year ended December 31, 2017, which section is incorporated by reference herein. The majority of our non-pharmacy revenues are paid in cash, or with debit or credit cards. Managed care organizations, pharmacy benefit managers, government-funded health care programs, commercial employers and other third party insurance programs, which represent the vast majority of our consolidated pharmacy revenues, typically settle in less than 30 days. With the exception of our Medicare Part D services, the remainder of our consolidated pharmacy revenues are paid in cash, or with debit or credit cards. As a provider of Medicare Part D services, we contract annually with CMS. Utilization of services each plan year results in the accumulation of either a receivable from or a payable to CMS. The timing of settlement of the receivable or payable with CMS takes several quarters which impacts our working capital from year to year.

Colleague Development

As of December 31, 2017, we employed approximately 246,000 colleagues in 50 states, the District of Columbia, Puerto Rico and Brazil, which included approximately 36,000 pharmacists, nurses, nurse practitioners and physician assistants. The total included approximately 86,000 part-time colleagues who work less than 30 hours per week. To deliver the highest levels of service to our customers, we devote considerable time and attention to our people and service standards. We emphasize attracting and training knowledgeable, friendly and helpful associates to work in our organization.

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

Health Reform Legislation - Passed in 2010, ACA affects virtually every aspect of health care in the country. In addition to establishing the framework for every individual to have health coverage, ACA enacted a number of significant health care reforms. Many of these reforms affect the coverage and plan designs that are provided by our health plan clients. As a result, these reforms impact a number of our services and business practices. Some significant ACA provisions are still being finalized (e.g., implementation of the excise tax on high-cost employer-sponsored health coverage has been delayed by Congress) and parts of ACA may still face potential Congressional changes, so the full impact of ACA on our Company is still uncertain.

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

Federal Employee Health Benefits Program - We have a contractual arrangement with carriers for the Federal Employee Health Benefits (“FEHB”) Program, such as the BlueCross BlueShield Association, to provide pharmacy services to federal employees, postal workers, annuitants, and their dependents under the Government-wide Service Benefit Plan, as authorized by the FEHB Act and as part of the FEHB Program. These arrangements subjects us to certain aspects of FEHB Act, and other federal regulations, such as the FEHB Acquisition Regulation, that otherwise are not applicable to us.

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

The competitive success of our retail pharmacy business, as well as our specialty pharmacy operations with non-Caremark payors, is derived by their ability to establish and maintain contractual relationships with PBMs and other payors on acceptable terms in an environment where some PBM clients are considering adopting narrow or restricted retail pharmacy networks. As a pharmacy retail business, we compete with other drugstore chains, supermarkets, on-line and other discount retailers, independent pharmacies, membership clubs, convenience stores and mass merchants, some of which are aggressively expanding into markets we serve. We also face competition from other retail health clinics, as well as other mail order pharmacies and PBMs. Disruptive innovation by existing or new competitors could alter the competitive landscape in the future and require us to accurately identify and assess such changes and make timely and effective changes to our strategies and business model to compete effectively. Competition may also come from other sources in the future. Changes in market dynamics or the actions of competitors or manufacturers, including industry consolidation, the emergence of new competitors and strategic alliances, and the exclusion from new narrow or restricted networks, could materially and adversely impact us.

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

The competitive success of our LTC pharmacy operations is dependent upon our ability to compete in each geographic region where we have operations. In the geographic regions we serve, we compete with PharMerica, our largest competitor, as well as with numerous local and regional institutional pharmacies, pharmacies owned by long-term care facilities and local retail pharmacies. Our long-term care customers consist of skilled nursing facilities, assisted living facilities, independent living communities, hospitals, correctional facilities, and other health care service providers. We believe that the assisted living segment, where residents can choose which pharmacy will provide them with pharmaceuticals, is projected to grow the most as a percentage of the total LTC sector over the near term. The ability of a resident of an assisted living facility to select the pharmacy that supplies him or her with pharmaceuticals could adversely affect our business, financial condition and results of operations because there can be no assurance that such resident will select us.

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

The results of the November 2016 elections continue to generate some uncertainty with respect to, and could result in, significant changes in legislation, regulation and government policy that could significantly impact our business and the health care and retail industries. While it is not possible to predict whether and when any such changes will occur or what form any such changes may take (including through the use of Executive Orders), specific proposals discussed by the Presidential Administration could have a material adverse effect on our business, liquidity and results of operations include, but are not limited to, immigration policies, the modification of ACA. Other significant changes to health care system legislation or regulation as well as changes with respect to tax and trade policies, tariffs and other government regulations affecting trade between the United States and other countries are also possible.

Potential modification to ACA, significant changes to Medicaid funding or even significant destabilization of the Health Insurance Marketplaces could impact the number of Americans with health insurance and, consequently, prescription drug coverage. Further changes to ACA are possible and we cannot predict the effect, if any, on future changes to ACA, the implementation or failure to implement the outstanding provisions of ACA, or the enactment of new health care system legislation to replace current legislation may have on our retail pharmacy, LTC pharmacy, specialty pharmacy and pharmacy services operations.

In addition, much of the branded and generic drug product that we sell in our retail, mail and specialty pharmacies, and much of the other merchandise we sell, is manufactured in whole or in substantial part outside of the United States. In most cases, the products or merchandise are imported by others and sold to us. As a result, significant changes in tax or trade policies, tariffs or trade relations between the United States and other countries, such as the imposition of unilateral tariffs on imported products, could result in significant increases in our costs, restrict our access to suppliers, depress economic activity, and have a material impact on our business, liquidity and results of operations. In addition, other countries may change their business and trade policies and such changes, as well as any negative sentiments towards the United States in response to increased import tariffs and other changes in U.S. trade regulations, could adversely affect our business.

Risks related to compliance with a broad and complex regulatory framework.

Our business is subject to numerous federal, state and local laws and regulations. See “Business - Government Regulation.” In addition, during the past several years, the United States health care industry has been subject to an increase in governmental regulation and enforcement activity at both the federal and state levels. Further, uncertainties exist regarding the application of many of these legal requirements to our business. In addition, it is possible that certain provisions of the current health care reform legislation may be modified, repealed or otherwise invalidated. Changes in these laws and regulations and the related interpretations and enforcement practices may require extensive system and operating changes that may be difficult to implement. Untimely compliance or noncompliance with applicable laws and regulations could adversely affect the continued operation of our business, including, but not limited to: imposition of civil or criminal penalties; significant fines or monetary penalties; suspension or disgorgement of payments from government programs; loss of required government certifications or approvals; loss of authorizations to participate in or exclusion from government reimbursement programs, such as the Medicare and Medicaid programs; or loss of registrations or licensure. The regulations to which we are subject include, but are not limited to: the laws and regulations described in the Government Regulation section; accounting standards; financial disclosure; securities laws and regulations; federal anti-trust laws; tax laws and regulations and their possible reform; laws and regulations relating to the protection of the environment and health and safety matters, including those governing exposure to, and the management and disposal of, hazardous materials and wastes; and laws and regulations of the FTC, the FCC, and the Consumer Product Safety Commission, as well as state regulatory authorities, governing the sale, advertisement and promotion of products that we sell, such as Boards of Pharmacy. The FDA, DEA and various states regulate the distribution of pharmaceuticals and controlled substances. We are required to hold valid DEA and state-level registrations and licenses, meet various security and operating standards and comply with the federal and various states’ controlled substances acts and their accompanying regulations governing the sale, marketing, packaging, holding and distribution of controlled substances. The DEA, FDA and state regulatory authorities have broad enforcement powers, including the ability to suspend our registrations and licenses, seize or recall products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations. In addition, our business interests outside of the United States are subject to the Foreign Corrupt Practices Act and other applicable domestic and international laws and regulations. We are also subject to the terms of various government agreements and mandates, including those described in the Government Regulation section. In that regard, our business, financial position and results of operations could be adversely affected by existing and new government legislative, regulatory action and enforcement activity, including, without limitation, any one or more of the following:

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

Our PBM business generates net revenues primarily by contracting with clients to provide prescription drugs and related health care services to plan members. PBM client contracts often have terms of approximately three years in duration, so approximately one third of a PBM’s client base typically is subject to renewal each year. In some cases, however, PBM clients may negotiate a shorter or longer contract term or may require early or periodic renegotiation of pricing prior to expiration of a contract. Our clients are generally well informed and organized, can move between our competitors and often seek competing bids prior to expiration of their contracts. In addition, the reputational impact of a service-related incident could negatively affect our business. These factors, together with the impact of competitive pressures, could make it difficult for us to attract new clients, retain existing clients and cross-sell additional services. Further, the PBM industry has been affected by consolidation activity that may continue in the future. In the event one or more of our PBM clients is acquired by an entity that is not also our client, we may be unable to retain all or a portion of the acquired business. These circumstances, either individually or in the aggregate, could result in an adverse effect on our business and financial results. Therefore, we continually face challenges in competing for new PBM business and retaining or renewing our existing PBM business. With respect to our LTC business, reimbursement from skilled nursing facilities for prescriptions we dispense is determined pursuant to our agreements with those skilled nursing facilities. The termination of these agreements generally causes our ability to provide services to any of the residents of that facility to cease, resulting in the loss of revenue from any source for those residents. There can be no assurance that we will be able to win new business or secure renewal business on terms as favorable to us as the present terms.

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

Further, we acquire a substantial amount of our mail and specialty pharmacies’ prescription drug supply from a limited number of suppliers. Our agreements with these suppliers are often short-term and easily cancelable by either party without cause. In addition, these agreements may limit our ability to provide services for competing drugs during the term of the agreement and may allow the supplier to distribute through channels other than ours. Certain of these agreements also allow pricing and other terms to be adjusted periodically for changing market conditions or required service levels. A termination or modification to any of these relationships could have a material adverse effect on our business, financial condition and results of operations. Moreover, many products distributed by our specialty pharmacy business are manufactured with ingredients that are susceptible to supply shortages. In some cases, we depend upon a single source of supply.

In addition, our suppliers are independent entities subject to their own operational and financial risks that are outside our control. If our current suppliers were to stop selling prescription drugs to us or delay delivery, including as a result of supply shortages, supplier production disruptions, supplier quality issues, closing or bankruptcies of our suppliers, or for other reasons, we may be unable to procure alternatives from other suppliers in a timely and efficient manner and on acceptable terms, or at all.

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

Failure to adequately protect receipt and use of confidential health information concerning individuals.

Many aspects of our business involve the collection, transmission and use of an individual’s protected health information or other sensitive personal information. In some cases, we also use aggregated and de-identified data as defined by HIPAA for analytical and research purposes, particularly data related to improving the quality of the care we provide.  In other cases, we may provide de-identified data to pharmaceutical manufacturers and to third-party data aggregators where permitted by our contracts. These activities are subject to federal and state privacy and security laws and regulations and, in the future, may be subject to international regulatory requirements such as the General Data Protection Regulation, a new European Union privacy regulation that takes effect on May 25, 2018. At the federal level, HIPAA imposes extensive privacy and security requirements governing the transmission, use and disclosure of health information by all participants in the health care industry, whether directly as a covered entity or as a business associate. Our business encompasses both situations and includes our pharmacists, nurse practitioners and PBM operations. In addition, industry requirements, such as Generally Accepted Privacy Principles may be imposed on us by our contracts with our PBM clients or other customers. Many of our businesses are also subject to the Payment Card Industry Data Security Standard, which is a  security standard mandated by the credit card industry for the purpose of protecting credit card account data. These increasingly complex laws, regulations and industry requirements are subject to change and compliance with them may result in significant expenses associated with increased operational and compliance costs, particularly as we continue to collect and retain large amounts of information. To the extent that either we or our vendors with whom we share information are found to be out of compliance with applicable laws and regulations or experience a data security breach, we could be subject to additional litigation, regulatory risks and reputational harm. For example, the privacy and security of the information we maintain may be compromised by the actions of outside parties, by employee errors or by malfeasance. Such risks may result in an unauthorized party obtaining access to our data systems thereby threatening the privacy of protected health information or other sensitive personal information we use and maintain. Failure to comply with federal or state statutes or regulations may result in criminal penalties and civil sanctions. In addition, failure to comply with our own privacy or security policies may result in sanctions by the FTC or other federal oversight agencies. Future regulations and legislation that severely restrict or prohibit our use of patient, member or customer identifiable or other information could limit our ability to use information critical to the operation of our business. Furthermore, if we violate a patient’s privacy or are found to have violated any federal or state statute or regulation with regard to confidentiality or dissemination or use of PHI, we could be liable for significant damages, fines or penalties and suffer reputational harm, any one of which could have a material adverse effect on our business and results of operations.

Regulatory and business changes relating to our participation in Medicare Part D.

Medicare Part D has resulted in increased utilization and puts pressure on pharmacy gross margin rates due to regulatory and competitive pressures. Further, as a result of ACA and changes to the retiree drug subsidy rules, our PBM clients could decide to discontinue providing prescription drug benefits to their Medicare-eligible members. To the extent this occurs, the adverse effects of increasing customer migration into Medicare Part D may outweigh the benefits we realize from growth of our Medicare Part D business. In addition, if the cost and complexity of Medicare Part D exceed management’s expectations or prevent effective program implementation or administration; if changes to the regulations regarding how drug costs are reported for Medicare Part D are implemented in a manner that impacts the profitability of our Medicare Part D business; if changes to the regulations impact our ability to retain fees from third parties including network pharmacies; if the government alters Medicare program requirements or reduces funding because of the higher-than-anticipated cost to taxpayers of Medicare Part D or for other reasons; if the government mandates the use of point-of-sale manufacturer rebates or makes changes to how pharmacy pay-for-performance is calculated; if Congress acts to reduce reinsurance thresholds from 80% to 20%; if we fail to design and maintain programs that are attractive to Medicare participants; if CMS imposes restrictions on our Medicare Part D business as a result of audits or other regulatory actions; if we fail to successfully implement corrective action or other remedial measures sufficient to prevent or remove any applicable restrictions that may be imposed by CMS; or if we are not successful in retaining enrollees, or winning contract renewals or new contracts under Medicare Part D’s competitive bidding process, our Medicare Part D services and the ability to expand our Medicare Part D services could be negatively impacted.

Possible changes in industry pricing benchmarks and drug pricing generally.

It is possible that the pharmaceutical industry or regulators may evaluate and/or develop an alternative pricing reference to replace Average Wholesale Price (“AWP”) or Wholesale Acquisition Cost (“WAC”), which are the pricing references used for many of our PBM and LTC client contracts, pharmaceutical purchase agreements, retail network contracts, specialty payor agreements and other contracts with third party payors in connection with the reimbursement of drug payments. In addition, many state Medicaid fee-for-service programs (“FFS Medicaid”) have established pharmacy network payments on the basis of Actual Acquisition Cost (“AAC”). The use of an AAC basis in FFS Medicaid could have an impact in reimbursement practices in other commercial and government segments. Future changes to the use of AWP, WAC or to other published pricing benchmarks used to establish pharmaceutical pricing, including changes in the basis for calculating reimbursement by federal and state health programs and/or other payors, could impact the reimbursement we receive from Medicare and Medicaid programs, the reimbursement we receive from PBM clients and other payors and/or our ability to negotiate rebates and/or discounts with pharmaceutical manufacturers, wholesalers, PBMs and retail pharmacies. A failure or inability to fully offset any increased prices or costs or to modify our operations to mitigate the impact of such increases could have an adverse effect on our results of operations.

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

Risks related to developing and maintaining a relevant omni-channel experience for our customers.

Our business has evolved from a retail store experience to interaction with customers across numerous channels, including in-store, online, mobile and social media, among others. Omni-channel retailing is rapidly evolving and we must keep pace with changing customer expectations and new developments by our competitors. Our customers are increasingly using computers, tablets, mobile phones, and other devices to comparison shop, determine product availability and complete purchases through mobile commerce applications. As a result, the portion of total consumer expenditures with all retailers occurring online and through mobile commerce applications is increasing and the pace of this increase could accelerate. We must compete by offering a consistent and convenient shopping experience for our customers regardless of the ultimate sales channel and by investing in, providing and maintaining mobile commerce applications for our customers that have the right features and are reliable and easy to use. If we are unable to make, improve, or develop relevant customer-facing technology in a timely manner that keeps pace with technological developments and dynamic customer expectations, our ability to compete and our results of operations could be materially and adversely affected. In addition, if our online activities or our other customer-facing technology systems do not function as designed, we may experience a loss of customer confidence, data security breaches, lost sales, or be exposed to fraudulent purchases, any of which could materially and adversely affect our business operations, reputation and results of operations.

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

Solvency of our customers.

In the event that our customers' operating and financial performance deteriorates, or they are unable to make scheduled payments or obtain adequate financing, our customers may not be able to pay timely, or may delay payment of, amounts owed to us. Any inability of our customers to pay us for our products and services may adversely affect our business, financial condition and results of operations. In addition, both state and federal government sponsored payers, as a result of budget deficits or reductions, may suspend payments or seek to reduce their healthcare expenditures resulting in our customers delaying payments to us or renegotiating their contracts with us. Any delay or reduction in payments by such government sponsored payers may adversely affect our business, financial condition and results of operations.

Our outstanding debt and associated payment obligations could significantly increase in the future if we incur additional debt and do not retire existing debt.

Our current debt service costs associated with our increased debt levels may negatively impact our ability to make important investments in our business and limit our flexibility to respond to industry changes and market conditions. In addition, our debt levels and related debt service obligations could make it more difficult or expensive for us to obtain financing for working capital, capital expenditures, acquisitions or other purposes in the future. These circumstances could have a material adverse effect on our business operations and financial condition.

Further, we may incur and assume significantly more debt in the future, including in connection with the Aetna Acquisition or other acquisitions, strategic investments or joint ventures. For example, in connection with the Aetna Acquisition, if it is completed, we expect to incur approximately, $45.0 billion of new indebtedness and assume approximately $8.2 billion of existing indebtedness of Aetna. If we do not retire our existing debt or debt we assume in acquisitions or other strategic transactions, the risks described above could increase. We also could be adversely impacted by any failure to renew or replace, on terms acceptable to us or at all, existing indebtedness when it expires, and by any failure to satisfy applicable covenants.

We may be unable to refinance existing indebtedness or otherwise access the capital markets for any reason, whether due to market conditions or otherwise. Our continued access to the capital markets, and the terms of such access, depend on multiple factors including the condition of debt capital markets, our operating performance, the amount of our indebtedness and debt service obligations and our credit ratings. Any disruptions or turmoil in the capital markets or any downgrade of our credit ratings could have a material adverse effect on our cost of funds, liquidity, competitive position and access to capital markets, which could materially and adversely affect our business operations, financial condition, and results of operations.

Our long-term debt obligations include covenants that limit our ability and the ability of our subsidiaries to secure indebtedness with a security interest on certain property or stock or engage in certain sale and leaseback transactions with respect to certain properties. In addition, our existing credit agreements require us to maintain a ratio of consolidated debt to total capitalization not to exceed specified levels. Our ability to comply with these restrictions and covenants may be affected by events beyond our control, and if we fail to comply with such restrictions or covenants, our outstanding indebtedness could be declared immediately due and payable. This could have a material adverse effect on our business operations and financial condition.

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

Our operations are subject to a variety of business continuity hazards and risks, any of which could interrupt operations or otherwise adversely affect our performance and results.

We are subject to business continuity hazards and other risks, including natural disasters, utility and other mechanical failures, acts of war or terrorism, disruption of communications, data security and preservation, disruption of supply or distribution, safety regulation and labor difficulties. The occurrence of any of these or other events might disrupt or shut down operations, or otherwise adversely impact our operations. We may also be subject to certain liability claims in the event of an injury or loss of life, or damage to property, resulting from such events. Although we have developed business continuity plans and maintain insurance policies that we believe are customary and adequate for our size and industry, our insurance policies include limits and, as such, our coverage may be insufficient to protect against all potential hazards and risks incident to our business. Should any such hazards or risks occur, or should our insurance coverage be inadequate or unavailable, our business financial condition and results of operations could be adversely affected.

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

We face significant competition in attracting and retaining talented employees. Further, managing succession for, and retention of, key executives is critical to our success, and our failure to do so could have an adverse impact on our future performance.

Our ability to attract and retain qualified and experienced employees is essential to meet current and future goals and objectives and there is no guarantee we will be able to attract and retain such employees or that competition among potential employers will not result in increased salaries or other benefits. An inability to retain existing employees or attract additional employees, or an unexpected loss of leadership, could have a material adverse effect on our business and results of operations.

In addition, our failure to adequately plan for succession of senior management and other key management roles or the failure of key employees to successfully transition into new roles could have a material adverse effect on our business and results of operations. While we have succession plans in place and employment arrangements with certain key executives, these do not guarantee the services of these executives will continue to be available to us.

Goodwill and other intangible assets could, in the future, become impaired.

As of December 31, 2017, we had $52.1 billion of goodwill and other intangible assets. Goodwill and indefinitely-lived intangible assets are subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate that the carrying value may not be recoverable. When evaluating goodwill for potential impairment, we first compare the fair value of our reporting units to their respective carrying amounts. We estimate the fair value of our reporting units using a combination of a discounted cash flow model and a comparable market multiple model. If the estimated fair value of the reporting unit is less than its carrying amount, an impairment loss calculation is prepared. The impairment loss calculation compares the fair value of a reporting unit to its carrying amount. If the carrying amount of the reporting unit exceeds the fair value, a goodwill impairment loss is recognized in an amount equal to the excess to the extent of the goodwill balance. Estimated fair values could change if, for example, there are changes in the business climate, changes in the competitive environment, adverse legal or regulatory actions or developments, changes in capital structure, cost of debt, interest rates, capital expenditure levels, operating cash flows, or market capitalization. Because of the significance of our goodwill and intangible assets, any future impairment of these assets could require material noncash charges to our results of operations, which could have a material adverse effect on our financial condition and results of operations.

The foregoing is not a comprehensive listing of all possible risks and there can be no assurance that we have correctly identified and appropriately assessed all factors affecting the business. As such, we refer you to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which includes our “Cautionary Statement Concerning Forward-Looking Statements” at the end of such section, of our Annual Report to Stockholders for the year ended December 31, 2017, which section is incorporated by reference herein.

Aetna-Related Risk Factors In addition to the risk factors described above that could materially adversely affect our business, financial condition, results of operations, cash flows and prospects, the following risk factors, and additional risks not presently known to us or that we currently deem to be immaterial, could also materially adversely affect us and the Aetna Acquisition.

In order to complete the merger, we and Aetna must obtain certain governmental authorizations, and if such authorizations are not granted or are granted with conditions that become applicable to the parties, completion of the merger may be jeopardized or prevented or the anticipated benefits of the merger could be reduced.

Completion of the merger is conditioned upon the expiration or early termination of the waiting period relating to the merger under the HSR Act and certain other applicable laws or regulations and the required governmental authorizations having been obtained and being in full force and effect. Although we and Aetna have agreed in the merger agreement to use our reasonable best efforts, subject to certain limitations, to make certain governmental filings or obtain the governmental authorizations required to complete the merger (the “required governmental authorizations”), as the case may be, there can be no assurance that the relevant waiting periods will expire or authorizations will be obtained and no assurance that the merger will be completed.

In addition, the governmental authorities from which these authorizations are required have broad discretion in administering the governing laws and regulations, and may take into account various facts and circumstances in their consideration of the merger, including other potential transactions in the health care industry or other industries. These governmental authorities may initiate proceedings seeking to prevent, or otherwise seek to prevent, the merger. As a condition to authorization of the merger or related transactions, these governmental authorities also may impose requirements, limitations or costs, require divestitures or place restrictions on the conduct of our business after completion of the merger. Under the terms of the merger agreement, we are not required, and Aetna is not permitted without our consent, to take any actions or agree to any terms or conditions in connection with (i) the expiration or early termination of the waiting period relating to the merger under the HSR Act, (ii) any other antitrust law or (iii) the required governmental authorizations, in each case if such action, term or condition would have, or would reasonably be expected to have, individually or in the aggregate, a regulatory material adverse effect on us or Aetna.

However, notwithstanding the provisions of the merger agreement, either we or Aetna could become subject to terms or conditions in connection with such waiting periods, laws or other authorizations (whether because such term or condition does not rise to the specified level of materiality or we otherwise consent to its imposition) the imposition of which could adversely affect our ability to integrate Aetna’s operations with our operations, reduce the anticipated benefits of the merger or otherwise materially and adversely affect our business and results of operations after completion of the merger.

In addition to receipt of certain governmental authorizations, completion of the merger is subject to a number of other conditions, and if these conditions are not satisfied or waived, the merger will not be completed.

Our obligations and the obligations of Aetna to complete the merger are subject to satisfaction or waiver of a number of conditions in addition to receipt of certain governmental authorizations, including, among other conditions: (i) approval and adoption of the merger agreement by Aetna shareholders at an Aetna special meeting, (ii) approval of the stock issuance by our stockholders at the CVS Health special meeting, (iii) approval for the listing on the New York Stock Exchange of the shares of CVS Health common stock to be issued in the merger, (iv) absence of any applicable law or order that prohibits completion of the transaction, (v) accuracy of the representations and warranties made in the merger agreement by the other party, subject to certain materiality qualifications, (vi) performance in all material respects by the other party of the material obligations required to be performed by it at or prior to completion of the transaction, and (vii) the absence of a material adverse effect on the other party. There can be no assurance that the conditions to completion of the merger will be satisfied or waived or that the merger will be completed.

In addition, the CVS Health special meeting and the Aetna special meeting may take place before certain governmental authorizations have been obtained and, therefore, before the terms on which such governmental authorizations may be obtained, or the conditions to obtaining such governmental authorizations that may be imposed, are known. As a result, if CVS Health stockholders approve the stock issuance at the CVS Health special meeting, or Aetna shareholders approve and adopt the merger agreement at the Aetna special meeting, we and Aetna may make decisions after the respective meetings to waive a condition as to the receipt of certain governmental authorizations or to take certain actions required to obtain such governmental authorizations without seeking further stockholder or shareholder approval, as applicable, and such actions could have an adverse effect on the combined company.

After completion of the merger, we may fail to realize the anticipated benefits and cost savings of the merger, which could adversely affect the value of shares of our common stock.

The success of the merger will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining the businesses of CVS Health and Aetna. Our ability to realize these anticipated benefits and cost savings is subject to certain risks, including:

•	Our ability to successfully combine the businesses of CVS Health and Aetna;
•	whether the combined businesses will perform as expected;
•	the possibility that we paid more for Aetna than the value we will derive from the acquisition;
•	the reduction of our cash available for operations and other uses and the incurrence of indebtedness to finance the acquisition; and
•	the assumption of known and unknown liabilities of Aetna.

If we are not able to successfully combine the businesses of CVS Health and Aetna within the anticipated time frame, or at all, the anticipated cost savings and other benefits of the merger may not be realized fully or may take longer to realize than expected, the combined businesses may not perform as expected and the value of the shares of our common stock may be adversely affected.

We and Aetna have operated and, until completion of the merger will continue to operate, independently, and there can be no assurances that our respective businesses can be integrated successfully. It is possible that the integration process could result in the loss of key CVS Health or Aetna employees, the disruption of either company’s or both companies’ ongoing businesses or in unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. Specifically, issues that must be addressed in integrating the operations of Aetna and CVS Health in order to realize the anticipated benefits of the merger so the combined business performs as expected include, among other things:

•	combining the companies’ separate operational, financial, reporting and corporate functions;
•	integrating the companies’ technologies, products and services;
•	identifying and eliminating redundant and underperforming operations and assets;
•	harmonizing the companies’ operating practices, employee development, compensation and benefit programs, internal controls and other policies, procedures and processes;
•	addressing possible differences in business backgrounds, corporate cultures and management philosophies;
•	consolidating the companies’ corporate, administrative and information technology infrastructure;
•	coordinating sales, distribution and marketing efforts;
•	managing the movement of certain businesses and positions to different locations;
•	maintaining existing agreements with customers, providers and vendors and avoiding delays in entering into new agreements with prospective customers, providers and vendors;
•	operating in industry sectors in which we and our current management may have little or no experience;
•	coordinating geographically dispersed organizations;
•	consolidating offices of Aetna and CVS Health that are currently in or near the same location; and
•	effecting potential actions that may be required in connection with obtaining regulatory approvals.

In addition, at times, the attention of certain members of each company’s management and each company’s resources may be focused on completion of the merger and the integration of the businesses of the two companies and diverted from day-to-day business operations, which may disrupt each company’s ongoing business and the business of the combined company.

We have limited experience in the insurance and managed health care industry, which may hinder our ability to achieve the combined company’s objectives.

We have limited experience operating an insurance and managed health care business, and will rely in large part on the existing management of Aetna to continue to manage the Aetna business following the merger. However, there is no assurance that we will be able to retain the services of such management. If we fail to retain the existing management of Aetna, our ability to realize the anticipated benefits of the transaction may be adversely affected.

We and Aetna may have difficulty attracting, motivating and retaining executives and other key employees in light of the merger.

As we will be operating in industry sectors for which our existing management team has little or no experience, our success after the transaction will depend in part on our ability to retain key executives and other employees of Aetna. Uncertainty about the effect of the merger on CVS Health and Aetna employees may have an adverse effect on each of us and Aetna separately and consequently the combined business. This uncertainty may impair our and/or Aetna’s ability to attract, retain and motivate key personnel. Employee retention may be particularly challenging during the pendency of the merger, as employees of CVS Health and Aetna may experience uncertainty about their future roles in the combined business.

Additionally, Aetna’s officers and employees may hold Aetna common shares, as well as Aetna stock appreciation rights, Aetna restricted stock units (“Aetna RSUs”) and Aetna performance stock units (“Aetna PSUs”) that are subject to accelerated vesting on a change in control, and, if the merger is completed, these officers and employees may be entitled to cash and/or the consideration payable under the merger agreement in respect of such Aetna common shares, stock appreciation rights, Aetna RSUs and Aetna PSUs. These payouts could also make retention of these officers and employees more difficult. Additionally, pursuant to employment agreements and/or other agreements or arrangements with Aetna, certain key employees of Aetna are entitled to receive severance payments upon a termination without cause and/or a resignation for “good reason” following completion of the merger. Under these agreements, certain key employees of Aetna potentially could resign from his or her employment following specified circumstances set forth in his or her applicable agreement, including an adverse change in his or her title, authority or responsibilities, compensation and benefits or primary office location.

Furthermore, if key employees of CVS Health or Aetna depart or are at risk of departing, including because of issues relating to the uncertainty and difficulty of integration, financial security or a desire not to become employees of the combined business, we may have to incur significant costs in retaining such individuals or in identifying, hiring and retaining replacements for departing employees and may lose significant expertise and talent relating to the business of Aetna, and our ability to realize the anticipated benefits of the merger may be materially and adversely affected. Accordingly, no assurance can be given that we will be able to attract or retain key employees of Aetna to the same extent that Aetna has been able to attract or retain employees in the past.

Our and Aetna’s business relationships may be subject to disruption due to uncertainty associated with the merger.

Parties with which we or Aetna do business may experience uncertainty associated with the merger, including with respect to current or future business relationships with us, Aetna or the combined business. Our and Aetna’s business relationships may be subject to disruption as customers, providers, vendors and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us, Aetna or the combined business. These disruptions could have a material adverse effect on the businesses, financial condition, results of operations or prospects of CVS Health, Aetna and/or the combined business, including a material adverse effect on our ability to realize the anticipated benefits of the merger. The risk and adverse effect of such disruptions could be exacerbated by a delay in completion of the merger or termination of the merger agreement.

The merger agreement contains provisions that may make it more difficult for us and Aetna to pursue alternatives to the merger.

The merger agreement contains provisions that make it more difficult for Aetna to sell its business to a party other than us, or for us to sell its business. These provisions include a general prohibition on each party soliciting any acquisition proposal. Further, there are only limited exceptions to each party’s agreement that its board of directors will not withdraw or modify in a manner adverse to the other party the recommendation of its board of directors in favor of the approval and adoption of the merger agreement, in the case of Aetna, or the approval of the stock issuance, in our case, and the other party generally has a right to match any acquisition proposal that may be made. However, at any time prior to the approval and adoption of the merger agreement by Aetna shareholders, in the case of Aetna, or the approval of the stock issuance by CVS Health stockholders, in our case, such party’s board of directors is permitted to take certain of these actions if it determines in good faith that the failure to take such action would be reasonably likely to be inconsistent with its fiduciary duties under applicable law.

While we believe these provisions are reasonable and not preclusive of other offers, these restrictions might discourage a third party that has an interest in acquiring all or a significant part of either Aetna or CVS Health from considering or proposing that acquisition, even if that party were prepared to pay consideration with a higher per-share value than the currently proposed merger consideration, in the case of Aetna, or that party were prepared to enter into an agreement that may be favorable to us or our stockholders, in our case. Furthermore, the termination fees described below may result in a potential competing acquirer proposing to pay a lower per-share price to acquire the applicable party than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable by such party in certain circumstances.

Failure to complete the merger could negatively impact our stock price and our future business and financial results.

If the merger is not completed for any reason, including as a result of Aetna shareholders failing to approve and adopt the merger agreement or CVS Health stockholders failing to approve the stock issuance, our ongoing business may be materially and adversely affected and, without realizing any of the benefits of having completed the merger, we would be subject to a number of risks, including the following:

•

we may experience negative reactions from the financial markets, including negative impacts on the trading price of our common stock and other securities, and from our customers, providers, vendors, regulators and employees;

•	we may be required to pay Aetna a termination fee of $2.1 billion if the merger agreement is terminated under certain circumstances;
•	we will be required to pay certain transaction expenses and other costs incurred in connection with the merger, whether or not the merger is completed;
•

the merger agreement places certain restrictions on the conduct of our businesses prior to completion of the merger, and such restrictions, the waiver of which is subject to the consent of Aetna, may prevent us from making certain acquisitions, taking certain other specified actions or otherwise pursuing business opportunities during the pendency of the merger that we would have made, taken or pursued if these restrictions were not in place; and

•

matters relating to the merger (including arranging permanent financing and integration planning) will require substantial commitments of time and resources by our management and the expenditure of significant funds in the form of fees and expenses, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us as an independent company.

There can be no assurance that the risks described above will not materialize. If any of those risks materialize, they may materially and adversely affect our businesses, financial condition, financial results, ratings, stock prices and/or bond prices.

In addition, we could be subject to litigation related to any failure to complete the merger or related to any proceeding to specifically enforce our obligation to perform our obligations under the merger agreement. If the merger is not completed, these risks may materialize and may materially and adversely affect our businesses, financial condition, financial results, ratings, stock prices and/or bond prices.

We and Aetna may be targets of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the merger from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our and Aetna’s respective liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the merger, then that injunction may delay or prevent the merger from being completed, which may adversely affect our and Aetna’s respective business, financial position and results of operation. Since the filing with the SEC of the preliminary joint proxy statement/prospectus relating to the proposed merger, a number of class action lawsuits in connection with the merger have been filed against us, Aetna and Aetna’s directors and officers. Neither we nor Aetna presently believe that there is any merit to any such lawsuit. We and Aetna intend to defend them vigorously.

Our indebtedness following completion of the merger will be substantially greater than our indebtedness on a stand-alone basis and greater than the combined indebtedness of CVS Health and Aetna existing prior to the announcement of the transaction. This increased level of indebtedness could adversely affect our business flexibility, and increase our borrowing costs. Downgrades in our ratings could adversely affect our business, cash flows, financial condition and operating results.

In order to complete the merger, we expect to incur acquisition-related debt financing of approximately $45.0 billion and assume Aetna’s existing indebtedness of approximately $8.2 billion. Our substantially increased indebtedness and higher debt-to-equity ratio following completion of the merger in comparison to that of CVS Health prior to the merger will have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and will increase our borrowing costs. In addition, the amount of cash required to service our increased indebtedness levels and thus the demands on our cash resources will be greater than the amount of cash flows required to service the indebtedness of CVS Health or Aetna individually prior to the merger. The increased levels of indebtedness could also reduce funds available to fund our efforts to combine our business with Aetna and realize expected benefits of the merger and/or engage in investments in product development, capital expenditures, dividend payments, share repurchases and other activities and may create competitive disadvantages for us relative to other companies with lower debt levels.

In addition, our credit ratings impact the cost and availability of future borrowings, and, as a result, our cost of capital. Our ratings reflect each rating organization’s opinion of our financial strength, operating performance and ability to meet our debt obligations or, following completion of the merger, obligations to the combined company’s insureds. Each of the ratings organizations reviews our ratings periodically, and there can be no assurance that our current ratings will be maintained in the future. Following the announcement of the merger agreement, each of Standard & Poor’s and Moody’s placed certain of our debt, financial strength and other credit ratings under review for a possible downgrade. Following the announcement of the merger agreement, Standard & Poor’s, A.M. Best and Fitch placed Aetna’s debt, financial strength and other credit ratings under review with negative implications. Downgrades in our ratings could adversely affect our business, cash flows, financial condition and operating results. In addition, if the merger is completed and, in certain circumstances, Aetna’s debt securities are rated below investment grade, this may constitute a change of control triggering event under the indentures governing such debt. Upon the occurrence of a change of control triggering event, Aetna, as the surviving corporation of the merger, would be required to offer to repurchase most of Aetna’s outstanding notes at 101% of the principal amount thereof plus accrued and unpaid interest if any, to, but not including, the date of repurchase. However, it is possible that Aetna (or us) would not have sufficient funds at the time of the change of control triggering event to make the required repurchase of notes or that restrictions in other debt instruments would not allow such repurchases. We cannot provide any assurance that there will be sufficient funds available for Aetna (or us) to make any required repurchases of the notes upon a change of control triggering event.

We will incur significant transaction and integration-related costs in connection with the merger.

We expect to incur a number of non-recurring costs associated with the merger and combining the operations of the two companies. We will incur significant transaction costs related to the merger, including with respect to the financing for the cash consideration to be paid to Aetna shareholders. We also will incur significant integration-related fees and costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the merger and the integration of the two companies’ businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.

The merger may not be accretive, and may be dilutive, to our earnings per share, which may negatively affect the market price of shares of our common stock.

We currently project that the merger will result in a number of benefits, including enhanced competitive positioning and a platform from which to accelerate growth, and that it will be accretive to earnings per share in the second full year after the close of the transaction. This projection is based on preliminary estimates that may materially change. In addition, future events and conditions could decrease or delay the accretion that is currently projected or could result in dilution, including adverse changes in market conditions, additional transaction and integration-related costs and other factors such as the failure to realize some or all of the anticipated benefits of the merger. Any dilution of, decrease in or delay of any accretion to, our earnings per share could cause the price of shares of our common stock to decline or grow at a reduced rate.

The future results of the combined company may be adversely impacted if the combined company does not effectively manage its expanded operations following completion of the merger.

Following completion of the merger, the size of the combined company’s business will be significantly larger than the current size of either our or Aetna’s respective businesses. The combined company’s ability to successfully manage this expanded business will depend, in part, upon management’s ability to implement an effective integration of the two companies and its ability to manage a combined business with significantly larger size and scope with the associated increased costs and complexity. There can be no assurances that the management of the combined company will be successful or that the combined company will realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the merger.

Additional information concerning these risks, uncertainties and assumptions can be found in the section entitled “Risk Factors” beginning on page 62 of our preliminary joint proxy statement/prospectus filed February 9, 2018 with the SEC on Form S-4/A.

Item 1B. Unresolved Staff Comments

There are no unresolved SEC Staff Comments.

Item 2. Properties

We lease most of our stores under long-term leases that vary as to rental amounts, expiration dates, renewal options and other rental provisions. For additional information on the amount of our rental obligations for our leases, we refer you to Note 7 “Leases” in our Annual Report to Stockholders for the year ended December 31, 2017, which section is incorporated by reference herein.

As of December 31, 2017, we owned approximately 4% of our 8,108 retail stores. Net selling space for our retail stores was approximately 79.5 million square feet as of December 31, 2017. Approximately 20% of our store base was opened or significantly remodeled within the last five years.

We lease 1,695 retail pharmacies and 79 clinics in Target stores located in 47 states and the District of Columbia.

We own nine distribution centers located in Alabama, California, Hawaii, New York, Rhode Island, South Carolina, Tennessee and Texas and lease 13 additional distribution facilities located in Arizona, Florida, Indiana, Michigan, Missouri, New Jersey, Pennsylvania, Texas, Virginia and Brazil. The 22 distribution centers total approximately 10.4 million square feet as of December 31, 2017.

As of December 31, 2017, we owned six and leased 139 LTC pharmacies in 44 states and owned one LTC repackaging facility in Kentucky.

As of December 31, 2017, we owned one mail service dispensing pharmacy located in Texas and leased three additional mail order dispensing pharmacies located in Hawaii, Illinois and Pennsylvania; we leased call centers located in California, Missouri, Pennsylvania, Tennessee and Texas; we leased 37 onsite pharmacy stores and 23 specialty pharmacy stores, and leased 18 specialty mail order pharmacies; we leased 83 branches for infusion and enteral services, including approximately 73 ambulatory infusion suites and three centers of excellence.

We own our corporate offices located in Woonsocket, Rhode Island, which totals approximately one million square feet. In addition, we lease corporate offices in Scottsdale, Arizona, Northbrook, Illinois, Cincinnati, Ohio, Monroeville, Pennsylvania, Irving, Texas, and Sao Paulo, Brazil.

In connection with certain business dispositions completed between 1991 and 1997, we continue to guarantee lease obligations for approximately 85 former stores. We are indemnified for these guarantee obligations by the respective purchasers. These guarantees generally remain in effect for the initial lease term and any extension thereof pursuant to a renewal option provided for in the lease prior to the time of the disposition. For additional information, we refer you to Note 12 “Commitments and Contingencies” in our Annual Report to Stockholders for the year ended December 31, 2017, which section is incorporated by reference herein.

Management believes that the Company’s owned and leased facilities are suitable and adequate to meet the Company’s anticipated needs. At the end of the existing lease terms, management believes the leases can be renewed or replaced by alternative space.

The following is a breakdown by state, District of Columbia, Puerto Rico and Brazil of our retail stores, pharmacies and clinics in Target stores, LTC hub and spoke pharmacies, onsite pharmacy stores, specialty pharmacy stores, specialty mail order pharmacies, mail order dispensing pharmacies and branches and centers of excellence for infusion and enteral services as of December 31, 2017:

								Infusion &
		Pharmacies	LTC Hub &	Onsite	Specialty	Specialty	Mail Order	Enteral
	Retail	within	Spoke	Pharmacy	Pharmacy	Mail Order	Dispensing	Services
	Stores (1)	Target (1)	Pharmacies	Stores	Stores	Pharmacies	Pharmacies	Locations	Total
United States:
Alabama	160	22	2	1	1	—	—	1	187
Alaska	3	3	—	—	—	—	—	—	6
Arizona	152	46	2	—	1	1	—	2	204
Arkansas	15	8	1	—	—	—	—	1	25
California	886	260	8	—	3	1	—	8	1,166
Colorado	3	39	3	—	1	—	—	1	47
Connecticut	154	20	1	1	—	—	—	1	177
Delaware	17	3	—	—	—	—	—	—	20
District of Columbia	58	1	—	—	1	—	—	—	60
Florida	754	121	5	1	1	2	—	7	891
Georgia	311	41	1	3	1	—	—	1	358
Hawaii	64	7	—	—	1	—	1	—	73
Idaho	—	2	1	—	—	—	—	1	4
Illinois	282	90	7	2	—	1	1	3	386
Indiana	309	30	4	—	—	—	—	3	346
Iowa	20	18	2	—	—	—	—	1	41
Kansas	39	14	2	—	—	1	—	2	58
Kentucky	70	9	9	—	—	1	—	—	89
Louisiana	119	14	3	—	—	—	—	1	137
Maine	22	5	1	—	—	—	—	1	29
Maryland	185	39	2	5	—	—	—	1	232
Massachusetts	376	40	5	2	2	1	—	1	427
Michigan	248	50	4	1	—	1	—	2	306
Minnesota	61	75	6	1	—	—	—	2	145
Mississippi	52	5	1	1	—	—	—	1	60
Missouri	97	33	5	—	—	—	—	1	136
Montana	14	2	1	—	—	—	—	—	17
Nebraska	19	11	1	—	—	—	—	1	32
Nevada	86	15	2	—	—	—	—	2	105
New Hampshire	40	9	1	—	—	—	—	—	50
New Jersey	291	45	3	4	—	1	—	1	345
New Mexico	19	6	1	—	—	—	—	1	27
New York	489	75	5	—	1	—	—	7	577
North Carolina	314	51	3	1	1	1	—	3	374
North Dakota	6	—	—	—	—	—	—	—	6
Ohio	329	59	7	—	—	—	—	4	399
Oklahoma	62	15	2	—	—	—	—	1	80
Oregon	—	18	2	—	1	1	—	1	23
Pennsylvania	410	66	6	2	1	1	1	2	489
Puerto Rico	25	—	—	—	—	1	—	—	26
Rhode Island	62	4	1	1	1	—	—	1	70
South Carolina	191	19	3	1	1	—	—	2	217
South Dakota	—	3	1	—	—	—	—	—	4
Tennessee	136	27	3	1	1	3	—	3	174
Texas	695	135	10	3	2	1	1	5	852
Utah	12	13	2	—	—	—	—	1	28
Vermont	10	—	—	—	—	—	—	—	10
Virginia	286	58	6	5	1	—	—	2	358
Washington	12	30	3	—	1	—	—	2	48
West Virginia	51	6	2	—	—	—	—	—	59
Wisconsin	50	33	5	1	—	—	—	1	90
Wyoming	—	—	—	—	—	—	—	1	1
Total United States	8,066	1,695	145	37	23	18	4	83	10,071

Brazil	42	—	—	—	—	—	—	—	42
Total	8,108	1,695	145	37	23	18	4	83	10,113

(1)	The Retail Stores above include 1,050 in-store MinuteClinic locations and the Target stores with CVS pharmacies also include 79 MinuteClinic locations.

Item 3. Legal Proceedings

I.  Legal Proceedings

We refer you to the Note 12 “Commitments and Contingencies” contained in the “Notes to the Consolidated Financial Statements” of our Annual Report to Stockholders for the year ended December 31, 2017, which section is incorporated by reference herein.

II.  Environmental Matters

Item 103 of SEC Regulation S-K requires disclosure of certain environmental legal proceedings if management reasonably believes that the proceedings involve potential monetary sanctions of $100,000 or more. The Company is in the process of negotiating with the New York State Department of Environmental Conservation to resolve claims of alleged historical noncompliance with hazardous waste regulations in connection with long-term care pharmacies in the State of New York. These proceedings are not material to the Company's business or financial position.

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Executive Officers of the Registrant

The following sets forth the name, age and biographical information for each of our executive officers as of February 14, 2018. In each case the officer’s term of office extends to the date of the board of directors meeting following the next annual meeting of stockholders of the Company. Previous positions and responsibilities held by each of the executive officers over the past five years are indicated below:

Lisa G. Bisaccia, age 61, Executive Vice President of CVS Health Corporation since March 2016 and Chief Human Resources Officer of CVS Health Corporation since January 2010; Senior Vice President of CVS Health Corporation from January 2010 through February 2016; Vice President, Human Resources of CVS Pharmacy, Inc. from September 2004 through December 2009. Ms. Bisaccia is also a member of the Board of Directors of Aramark, a leading global provider of food, facilities and uniform services.

Eva C. Boratto, age 51, Executive Vice President - Controller and Chief Accounting Officer of CVS Health Corporation since March 2017; Senior Vice President - Controller and Chief Accounting Officer of CVS Health Corporation from July 2013 through February 2017; Senior Vice President of PBM Finance from July 2010 through June 2013; Vice President, U.S. Market Finance Leader of Merck & Co., Inc. from June 2009 through June 2010.

Troyen A. Brennan, M.D., age 63, Executive Vice President and Chief Medical Officer of CVS Health Corporation since November 2008; Executive Vice President and Chief Medical Officer of Aetna, Inc. from February 2006 through November 2008.

David M. Denton, age 52, Executive Vice President and Chief Financial Officer of CVS Health Corporation since January 2010; Senior Vice President and Controller and Chief Accounting Officer of CVS Health Corporation from March 2008 until December 2009; Senior Vice President, Financial Administration of CVS Health Corporation and CVS Pharmacy, Inc. from April 2007 to March 2008. Mr. Denton is also a member of the Board of Directors of Tapestry, Inc. (formerly known as Coach, Inc.), a leading retailer of premium bags and luxury accessories.

Larry J. Merlo, age 62, President and Chief Executive Officer of CVS Health Corporation since March 2011; President and Chief Operating Officer of CVS Health Corporation from May 2010 through March 2011; President of CVS Pharmacy from January 2007 through August 2011; Executive Vice President of CVS Health Corporation from January 2007 through May 2010; also a director of CVS Health Corporation since May 2010.

Thomas M. Moriarty, age 54, Executive Vice President and General Counsel of CVS Health Corporation since October 2012 and Chief Policy and External Affairs Officer since March 2017; Chief Strategy Officer from March 2014 through February 2017; General Counsel of Celgene Corporation, a global biopharmaceutical company, from May 2012 through September 2012; General Counsel and Corporate Secretary of Medco Health Solutions, Inc. (“Medco”), a pharmacy benefit management company, from March 2008 through April 2012; also President of Global Pharmaceutical Strategies of Medco from March 2011 through April 2012.

Jonathan C. Roberts, age 62, Executive Vice President and Chief Operating Officer of CVS Health Corporation since March 2017; Executive Vice President of CVS Health Corporation and President of CVS Caremark from September 2012 through February 2017; Executive Vice President of CVS Health Corporation and Chief Operating Officer of CVS Caremark from October 2010 through August 2011; Executive Vice President, Rx Purchasing, Pricing and Network Relations of CVS Health Corporation from January 2009 through October 2010.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2017 High	$83.92	$82.79	$83.31	$80.91	$83.92
Low	$74.80	$75.95	$75.35	$66.80	$66.80
Cash dividends per common share	$0.50	$0.50	$0.50	$0.50	$2.00
2016 High	$104.05	$106.10	$98.06	$88.80	$106.10
Low	$89.65	$93.21	$88.99	$73.53	$73.53
Cash dividends per common share	$0.425	$0.425	$0.425	$0.425	$1.70

CVS Health has paid cash dividends every quarter since becoming a public company. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company’s Board of Directors. As of February 9, 2018, there were 21,453 registered shareholders according to the records maintained by our transfer agent.

The following share repurchase programs were authorized by the Company’s Board of Directors:

In billions		Remaining as of
Authorization Date	Authorized	December 31, 2017
November 2, 2016 (“2016 Repurchase Program”)	$15.0	$13.9
December 15, 2014 (“2014 Repurchase Program”)	10.0	—
December 17, 2013 (“2013 Repurchase Program”)	6.0	—

The share Repurchase Programs, each of which was effective immediately, permit the Company to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase (“ASR”) transactions, and/or other derivative transactions. The 2016 Repurchase Program can be modified or terminated by the Board of Directors at any time.

Pursuant to the authorization under the 2014 Repurchase Program, in August 2016, the Company entered into two fixed dollar ASRs with Barclays Bank PLC (“Barclays”) for a total of $3.6 billion. Upon payment of the $3.6 billion purchase price in January 2017, the Company received a number of shares of its common stock equal to 80% of the $3.6 billion notional amount of the ASRs or approximately 36.1 million shares, which were placed into treasury stock in January 2017. The ASRs were accounted for as an initial treasury stock transaction for $2.9 billion and a forward contract for $0.7 billion. In April 2017, the Company received 9.9 million shares of common stock, representing the remaining 20% of the $3.6 billion notional amount of the ASRs, thereby concluding the ASRs. The remaining 9.9 million shares of common stock delivered to the Company by Barclays were placed into treasury stock and the forward contract was reclassified from capital surplus to treasury stock in April 2017.

In the ASR transactions described above, the initial repurchase of the shares and delivery of the remainder of the shares to conclude the ASR, resulted in an immediate reduction of the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share.

During the year ended December 31, 2017, the Company repurchased an aggregate of 55.4 million shares of common stock for approximately $4.4 billion under the 2014 and 2016 Repurchase Programs. As of December 31, 2017, there remained an aggregate of approximately $13.9 billion available for future repurchases under the 2016 Repurchase Program and the 2014 Repurchase Program was complete. During the fourth quarter of 2017, the Company suspended share repurchase activity in connection with the Aetna Acquisition.

				Approximate Dollar
			Total Number of Shares	Value of Shares that
	Total Number	Average	Purchased as Part of	May Yet Be
	of Shares	Price Paid per	Publicly Announced	Purchased Under the
Fiscal Period	Purchased	Share	Plans or Programs	Plans or Programs
October 1, 2017 through October 31, 2017	—	$—	—	$13,869,392,446
November 1, 2017 through November 30, 2017	—	$—	—	$13,869,392,446
December 1, 2017 through December 31, 2017	—	$—	—	$13,869,392,446
	—		—

Item 6. Selected Financial Data

The selected consolidated financial data of CVS Health Corporation as of and for the periods indicated in the five-year period ended December 31, 2017, have been derived from the consolidated financial statements of CVS Health Corporation. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and the audit reports of Ernst & Young LLP, which are incorporated elsewhere herein.

In millions, except per share amounts	2017	2016	2015	2014	2013
Statement of operations data:
Net revenues	$184,765	$177,526	$153,290	$139,367	$126,761
Gross profit	28,545	28,857	26,528	25,367	23,783
Operating expenses (1)	19,028	18,491	17,053	16,545	15,713
Operating profit	9,517	10,366	9,475	8,822	8,070
Interest expense, net	1,041	1,058	838	600	509
Loss on early extinguishment of debt	—	643	—	521	—
Other expense (1)	208	28	21	23	33
Income tax provision	1,637	3,317	3,386	3,033	2,928
Income from continuing operations	6,631	5,320	5,230	4,645	4,600
Income (loss) from discontinued operations, net of tax	(8)	(1)	9	(1)	(8)
Net income	6,623	5,319	5,239	4,644	4,592
Net income attributable to noncontrolling interest	(1)	(2)	(2)	—	—
Net income attributable to CVS Health	$6,622	$5,317	$5,237	$4,644	$4,592
Per common share data:
Basic earnings per common share:
Income from continuing operations attributable to CVS Health	$6.48	$4.93	$4.65	$3.98	$3.78
Income (loss) from discontinued operations attributable to CVS Health	$(0.01)	$—	$0.01	$—	$(0.01)
Net income attributable to CVS Health	$6.47	$4.93	$4.66	$3.98	$3.77
Diluted earnings per common share:
Income from continuing operations attributable to CVS Health	$6.45	$4.91	$4.62	$3.96	$3.75
Income (loss) from discontinued operations attributable to CVS Health	$(0.01)	$—	$0.01	$—	$(0.01)
Net income attributable to CVS Health	$6.44	$4.90	$4.63	$3.96	$3.74
Cash dividends per common share	$2.00	$1.70	$1.40	$1.10	$0.90
Balance sheet and other data:
Total assets	$95,131	$94,462	$92,437	$73,202	$70,550
Long-term debt	$22,181	$25,615	$26,267	$11,630	$12,767
Total shareholders’ equity	$37,695	$36,834	$37,203	$37,963	$37,938
Number of stores (at end of year)	9,846	9,750	9,681	7,866	7,702

(1)

As of January 1, 2017, the Company adopted Accounting Standards Update (“ASU”) 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which resulted in a retrospective reclassification of $28 million, $21 million, $23 million and $33 million of net benefit costs from operating expenses to other expense in the years ended December 31, 2016, 2015, 2014, and 2013, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We refer you to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which includes our “Cautionary Statement Concerning Forward-Looking Statements” at the end of such section of our Annual Report to Stockholders for the year ended December 31, 2017, which section is incorporated by reference herein.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2017, the Company had outstanding interest rate derivative instruments and believes that as of December 31, 2017, its exposure to interest rate risk (inherent in the Company's debt portfolio) is not material. We refer you to Note 1 “Significant Accounting Policies” contained in the “Notes to the Consolidated Financial Statements” of our Annual Report to Stockholders for the year ended December 31, 2017, which section is incorporated by reference herein.

As of December 31, 2017, the Company did not have any foreign currency exchange rate or commodity derivative instruments in place and believes that as of December 31, 2017, its exposure to foreign currency exchange rate risk and commodity price risk is not material

Item 8. Financial Statements and Supplementary Data

We refer you to the “Consolidated Statements of Income,” “Consolidated Statements of Comprehensive Income,” “Consolidated Balance Sheets,” “Consolidated Statements of Shareholders’ Equity,” “Consolidated Statements of Cash Flows,” “Notes to Consolidated Financial Statements,” and “Report of Independent Registered Public Accounting Firm” of our Annual Report to Stockholders for the year ended December 31, 2017, which sections are incorporated by reference herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (f) and 15d-15(f) under the Securities Exchange Act of 1934) as of December 31, 2017, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective at a reasonable assurance level and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Internal control over financial reporting: We refer you to “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” of our Annual Report to Stockholders for the fiscal year ended December 31, 2017, which are incorporated by reference herein, for management’s report on the Company’s internal control over financial reporting and the Independent Registered Public Accounting Firm’s report with respect to the effectiveness of internal control over financial reporting.

Changes in internal control over financial reporting: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that occurred during the fourth quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

No events have occurred during the fourth quarter that would require disclosure under this item.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We refer you to our Proxy Statement for the 2018 Annual Meeting of Stockholders under the captions “Committees of the Board,” “Code of Conduct,” “Director Nominations,” “Audit Committee Report,” “Biographies of our Board Nominees,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which sections are incorporated by reference herein. Biographical information on our executive officers is contained in Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation

We refer you to our Proxy Statement for the 2018 Annual Meeting of Stockholders under the captions “Executive Compensation and Related Matters,” including “Compensation Discussion & Analysis” and “Management Planning and Development Committee Report,” which sections are incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We refer you to our Proxy Statement for the 2018 Annual Meeting of Stockholders under the captions “Share Ownership of Directors and Certain Executive Officers,” and “Share Ownership of Principal Stockholders” which sections are incorporated by reference herein, for information concerning security ownership of certain beneficial owners and management and related stockholder matters.

The following table summarizes information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2017.

	Number of		Number of securities
	securities to be	Weighted	remaining available for
	issued upon	average exercise	future issuance under
	exercise of	price of	equity compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected in
	and rights(1)	and rights	first column) (1)
Equity compensation plans approved by stockholders	32,219	$75.32	20,530
Equity compensation plans not approved by stockholders	—	—	—
Total	32,219	$75.32	20,530

(1)	Shares in thousands.

Item 13. Certain Relationships and Related Transactions and Director Independence

We refer you to our Proxy Statement for the 2018 Annual Meeting of Stockholders under the caption “Independence Determinations for Directors” and “Certain Transactions with Directors and Officers,” which sections are incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

We refer you to our Proxy Statement for the 2018 Annual Meeting of Stockholders under the caption “Item 2: Ratification of Appointment of Independent Registered Public Accounting Firm,” which section is incorporated by reference herein.

PART IV

Item 15. Exhibits and Financial Statement Schedules

A. Documents filed as part of this report:

1.       Financial Statements:

The following financial statements are incorporated by reference from our Annual Report to Stockholders for the fiscal year ended December 31, 2017, as provided in Item 8 hereof:

Consolidated Statements of Income for the Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2017, 2016 and 2015
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

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

2.8*

Agreement and Plan of Merger, dated as of December 3, 2017, among CVS Health Corporation, Hudson Merger Sub Corp. and Aetna Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated December 5, 2017; Commission File No. 001-01011).

2.9*

Bridge Facility Commitment Letter dated December 3, 2017, by and among the Registrant, Barclays Bank PLC, Goldman Sachs Bank USA, Goldman Sachs Lending Partners LLC, Bank of America, N.A., and Merrill Lynch, Pierce Fenner & Smith Incorporated (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated December 5, 2017; Commission File No. 001-01011).

2.10*

Joinder to Bridge Facility Commitment Letter dated as of December 15, 2017, by and among the Registrant, Barclays Bank PLC, Goldman Sachs Bank USA, Goldman Sachs Lending Partners LLC, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and each of the Additional Commitment Parties party thereto (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated December 19, 2017; Commission File No. 001-01011).

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

10.8*

Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of December 15, 2017, by and among the Registrant, the lenders party thereto and The Bank of New York Mellon, as administrative agent (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated December 19, 2017; Commission File No. 001-01011).

10.9*

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

10.10*

Amendment No. 1, dated as of December 15, 2017, to Five Year Credit Agreement dated as of July 1, 2015, by and among the Registrant, the lenders party thereto and The Bank of New York Mellon, as administrative agent (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated December 19, 2017; Commission File No. 001-01011).

10.11*

364-Day Credit Agreement, dated as of May 18, 2017, by and among the Registrant, the lenders party thereto and The Bank of New York Mellon, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017; Commission File No. 001-01011).

10.12*

Amendment No. 1, dated as of December 15, 2017, to 364-Day Credit Agreement dated as of May 18, 2017, by and among the Registrant, the lenders party thereto and The Bank of New York Mellon, as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 19, 2017; Commission File No. 001-01011).

10.13*

Five Year Credit Agreement, dated as of May 18, 2017, by and among the Registrant, the lenders party thereto and The Bank of New York Mellon, as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017; Commission File No. 001-01011).

10.14*

Amendment No. 1 dated as of December 15, 2017, to Five Year Credit Agreement dated as of May 18, 2017, by and among the Registrant, the lenders party thereto and The Bank of New York Mellon, as administrative agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated December 19, 2017; Commission File No. 001-01011).

10.15*

Term Loan Agreement dated as of December 15, 2017, by and among the Registrant, the lenders party thereto and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 19, 2017; Commission File No. 001-01011).

10.16*

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

10.18*

The Registrant’s 1997 Incentive Compensation Plan as amended through December 2008 (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009; Commission File No. 001-01011).

10.19*

Caremark Rx, Inc. 2004 Incentive Stock Plan (incorporated by reference to Exhibit 99.2 of the Registrant’s Registration Statement No. 333-141481 on Form S-8 filed March 22, 2007; Commission File No. 011-01011).

10.20*

The Registrant’s Deferred Stock Compensation Plan, as amended (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015; Commission File No. 001-01011).

10.21*

The Registrant’s Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016; Commission File No. 001-01011).

10.22*

The Registrant’s 2010 Incentive Compensation Plan, as amended through January 15, 2013 (incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement on Form 14A filed March 27, 2015; Commission File No. 001-01011).

10.23*

The Registrant’s 2017 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement on Form 14A filed March 31, 2017; Commission File No. 001-01011).

10.24*

The Registrant’s 2007 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015; Commission File No. 001-01011).

10.25*

The Registrant’s Management Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017; Commission File No. 001-01011).

10.26*

The Registrant’s Executive Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017; Commission File No. 001-01011).

10.27*

The Registrant’s Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017; Commission File No. 001-01011).

10.28*

The Registrant’s Partnership Equity Program, as amended (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016; Commission File No. 001-01011).

10.29*

The Registrant’s Severance Plan for Non-Store Employees amended as of January 2016 (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016; Commission File No. 001-01011).

10.30*

The Registrant’s Performance-Based Restricted Stock Unit Plan, as amended (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016; Commission File No. 001-01011).

10.31*

Form of Enterprise Non-Competition, Non-Disclosure and Developments Agreement between the Registrant and certain of the Registrant’s executive officers (incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013; Commission File No. 001-01011).

10.32*

Universal 409A Definition Document, as amended (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015; Commission File No. 001-01011).

10.33*

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

10.36*

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

10.39*

Amendment dated December 21, 2012 to the Amended and Restated Employment Agreement dated as of December 22, 2008 between the Registrant and the Registrant’s President and Chief Executive Officer (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012; Commission File No. 001-01011).

10.40*

Form of Non-Qualified Stock Option Agreement between the Registrant and the Registrant’s President and Chief Executive Officer (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016; Commission File No. 001-01011).

10.41*

Form of Restricted Stock Unit Agreement between the Registrant and the Registrant’s President and Chief Executive Officer (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016; Commission File No. 001-01011).

10.42*

Amendment dated January 22, 2015 to Nonqualified Stock Option Agreements between the Registrant and the Registrant’s President and Chief Executive Officer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 23, 2015; Commission File No. 001-01011).

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

10.45*

Change in Control Agreement dated December 22, 2008 between the Registrant and the Registrant’s Executive Vice President and Chief Operating Officer (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012; Commission File No. 001-01011).

10.46*

Amendment dated as of December 31, 2012 to the Change in Control Agreement dated December 22, 2008 between the Registrant and the Registrant’s Executive Vice President and Chief Operating Officer (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012; Commission File No. 001-01011).

10.47*

Restricted Stock Unit Agreement dated April 1, 2017 between the Registrant and the Registrant’s Executive Vice President and Chief Operating Officer (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016; Commission File No. 001-01011).

10.48*

Restrictive Covenant Agreement dated May 20, 2017 between the Registrant and the Registrant’s Executive Vice President and Chief Operating Officer (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016; Commission File No. 001-01011).

10.49*

Change in Control Agreement dated December 22, 2008 between the Registrant and the Registrant’s Executive Vice President and President of CVS Pharmacy (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014; Commission File No. 001-01011).

10.50*

Amendment dated as of December 31, 2012 to the Change in Control Agreement between the Registrant and the Registrant’s Executive Vice President and President of CVS Pharmacy (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014; Commission File No. 001-01011).

10.51*

Change in Control Agreement dated October 1, 2012 between the Registrant and the Registrant’s Executive Vice President, Chief Policy and External Affairs Officer and General Counsel (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015; Commission File No. 001-01011).

10.52*

Restrictive Covenant Agreement dated June 1, 2014 between the Registrant and the Registrant’s Executive Vice President, Chief Policy and External Affairs Officer and General Counsel (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015; Commission File No. 001-01011).

12	Computation of Ratios of Earnings to Fixed Charges.

13	Portions of the 2018 Annual Report to Stockholders of CVS Health Corporation, which are specifically designated in this Form 10-K as being incorporated by reference.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the CVS Health Corporation Annual Report on Form 10-K for the year ended December 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CVS HEALTH CORPORATION

Date: February 14, 2018	By:	/s/ DAVID M. DENTON
David M. Denton
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ RICHARD M. BRACKEN	Director	February 14, 2018
Richard M. Bracken

/s/ C. DAVID BROWN II	Director	February 14, 2018
C. David Brown II

/s/ EVA C. BORATTO	Executive Vice President - Controller and	February 14, 2018
Eva C. Boratto	Chief Accounting Officer
(Principal Accounting Officer)

/s/ ALECIA A. DECOUDREAUX	Director	February 14, 2018
Alecia A. DeCoudreaux

/s/ DAVID M. DENTON	Executive Vice President and Chief	February 14, 2018
David M. Denton	Financial Officer (Principal Financial
Officer)

/s/ NANCY-ANN M. DEPARLE	Director	February 14, 2018
Nancy-Ann M. DeParle

/s/ DAVID W. DORMAN	Chairman of the Board and Director	February 14, 2018
David W. Dorman

/s/ ANNE M. FINUCANE	Director	February 14, 2018
Anne M. Finucane

/s/ LARRY J. MERLO	President and Chief Executive Officer	February 14, 2018
Larry J. Merlo	(Principal Executive Officer) and
Director

/s/ JEAN-PIERRE MILLON	Director	February 14, 2018
Jean-Pierre Millon

/s/ MARY L. SCHAPIRO	Director	February 14, 2018
Mary L. Schapiro

/s/ RICHARD J. SWIFT	Director	February 14, 2018
Richard J. Swift

/s/ WILLIAM C. WELDON	Director	February 14, 2018
William C. Weldon

/s/ TONY L. WHITE	Director	February 14, 2018
Tony L. White