Form 10-Q
period 2018-03-31
CVS HEALTH Corp
filed 2018-05-02
CIK 64803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

Common Stock, $0.01 par value, issued and outstanding at April 25, 2018:

1,016,646,347 shares

Part I	Item 1

CVS Health Corporation

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	March 31,
In millions, except per share amounts	2018	2017

Net revenues	$45,693	$44,514
Cost of revenues	38,834	37,943
Gross profit	6,859	6,571
Operating expenses	4,913	4,778
Operating profit	1,946	1,793
Interest expense, net	473	252
Other expense	3	7
Income before income tax provision	1,470	1,534
Income tax provision	472	572
Income from continuing operations	998	962
Loss from discontinued operations, net of tax	—	(9)
Net income	998	953
Net income attributable to noncontrolling interest	—	(1)
Net income attributable to CVS Health	$998	$952

Basic earnings per share:
Income from continuing operations attributable to CVS Health	$0.98	$0.93
Loss from discontinued operations attributable to CVS Health	$—	$(0.01)
Net income attributable to CVS Health	$0.98	$0.92
Weighted average shares outstanding	1,016	1,030
Diluted earnings per share:
Income from continuing operations attributable to CVS Health	$0.98	$0.92
Loss from discontinued operations attributable to CVS Health	$—	$(0.01)
Net income attributable to CVS Health	$0.98	$0.92
Weighted average shares outstanding	1,019	1,035
Dividends declared per share	$0.50	$0.50

See accompanying notes to condensed consolidated financial statements.

CVS Health Corporation

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
In millions	2018	2017

Net income	$998	$953
Other comprehensive income:
Foreign currency translation adjustments, net of tax	1	8
Net cash flow hedges, net of tax	343	1
Total other comprehensive income	344	9
Comprehensive income	1,342	962
Comprehensive income attributable to noncontrolling interest	—	(1)
Comprehensive income attributable to CVS Health	$1,342	$961

See accompanying notes to condensed consolidated financial statements.

CVS Health Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
In millions, except per share amounts	2018	2017

Assets:
Cash and cash equivalents	$42,023	$1,696
Short-term investments	119	111
Accounts receivable, net	13,964	13,181
Inventories	14,824	15,296
Other current assets	868	945
Total current assets	71,798	31,229
Property and equipment, net	10,144	10,292
Goodwill	38,115	38,451
Intangible assets, net	13,388	13,630
Other assets	1,694	1,529
Total assets	$135,139	$95,131

Liabilities:
Accounts payable	$7,741	$8,863
Claims and discounts payable	11,241	10,355
Accrued expenses	7,724	6,609
Short-term debt	—	1,276
Current portion of long-term debt	3,542	3,545
Total current liabilities	30,248	30,648
Long-term debt	61,552	22,181
Deferred income taxes	3,058	2,996
Other long-term liabilities	1,604	1,611
Total liabilities	96,462	57,436

Shareholders’ equity:
CVS Health shareholders’ equity:
Preferred stock, par value $0.01: 0.1 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01: 3,200 shares authorized; 1,714 shares issued and 1,016 shares outstanding at March 31, 2018 and 1,712 shares issued and 1,014 shares outstanding at December 31, 2017	17	17
Capital surplus	32,191	32,079
Treasury stock, at cost: 697 shares at March 31, 2018 and December 31, 2017	(37,716)	(37,765)
Shares held in trust: 1 share at March 31, 2018 and December 31, 2017	(31)	(31)
Retained earnings	44,040	43,556
Accumulated other comprehensive income (loss)	172	(165)
Total CVS Health shareholders’ equity	38,673	37,691
Noncontrolling interest	4	4
Total shareholders’ equity	38,677	37,695
Total liabilities and shareholders’ equity	$135,139	$95,131

See accompanying notes to condensed consolidated financial statements.

CVS Health Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
In millions	2018	2017
Cash flows from operating activities:
Cash receipts from customers	$43,369	$43,913
Cash paid for inventory and prescriptions dispensed by retail network pharmacies	(36,195)	(36,178)
Cash paid to other suppliers and employees	(4,271)	(3,823)
Interest received	50	6
Interest paid	(545)	(328)
Income taxes paid	(53)	(57)
Net cash provided by operating activities	2,355	3,533

Cash flows from investing activities:
Purchases of property and equipment	(482)	(457)
Proceeds from sale of property and equipment and other assets	2	5
Acquisitions (net of cash acquired) and other investments	(368)	(93)
Purchase of available-for-sale investments	(18)	—
Maturities of available-for-sale investments	10	8
Proceeds from sale of subsidiary	725	—
Net cash used in investing activities	(131)	(537)

Cash flows from financing activities:
Decrease in short-term debt	(1,276)	(106)
Proceeds from issuance of long-term debt	39,376	—
Repayments of long-term debt	(1)	—
Derivative settlements	446	—
Repurchase of common stock	—	(3,621)
Dividends paid	(508)	(516)
Proceeds from exercise of stock options	107	121
Payments for taxes related to net share settlement of equity awards	(4)	(11)
Net cash provided by (used in) financing activities	38,140	(4,133)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	40,364	(1,137)
Cash, cash equivalents and restricted cash at the beginning of the period	1,900	3,520
Cash, cash equivalents and restricted cash at the end of the period	$42,264	$2,383

Reconciliation of net income to net cash provided by operating activities:
Net income	$998	$953
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	644	619
Stock-based compensation	55	55
Deferred income taxes and other noncash items	62	14
Change in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(857)	48
Inventories	464	456
Other current assets	56	(74)
Other assets	(113)	(1)
Accounts payable and claims and discounts payable	(178)	(539)
Accrued expenses	1,231	1,848
Other long-term liabilities	(7)	154
Net cash provided by operating activities	$2,355	$3,533

See accompanying notes to condensed consolidated financial statements.

CVS Health Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Accounting Policies

Description of business

CVS Health Corporation and its subsidiaries (collectively, “CVS Health” or the “Company”) together comprise the largest integrated pharmacy health care provider in the United States based upon revenues and prescriptions filled. The Company currently has three reportable business segments, Pharmacy Services, Retail/LTC and Corporate, which are described below.

Pharmacy Services Segment (the “PSS”) - The PSS provides a full range of pharmacy benefit management services including plan design offerings and administration, formulary management, Medicare Part D services, mail order, specialty pharmacy and infusion services, retail pharmacy network management services, prescription management systems, clinical services, disease management services and medical spend management. The Company’s clients are primarily employers, insurance companies, unions, government employee groups, health plans, Medicare Part D, Managed Medicaid plans, plans offered on the public and private exchanges, and other sponsors of health benefit plans and individuals throughout the United States.

As a pharmacy benefits manager, the PSS manages the dispensing of pharmaceuticals through the Company’s mail order pharmacies and national network of more than 68,000 retail pharmacies, consisting of approximately 41,000 chain pharmacies and 27,000 independent pharmacies, to eligible members in the benefits plans maintained by the Company’s clients and utilizes its information systems to perform, among other things, safety checks, drug interaction screenings and brand to generic substitutions.

The PSS’ specialty pharmacies support individuals that require complex and expensive drug therapies. The specialty pharmacy business includes mail order and retail specialty pharmacies that operate under the CVS Caremark®, CarePlus CVS Pharmacy®, Navarro® Health Services and Advanced Care Scripts (“ACS Pharmacy”) names. The Company also provides specialty infusion services and enteral nutrition services through Coram LLC and its subsidiaries (collectively, “Coram”).

The PSS also provides health management programs, which include integrated disease management for 18 conditions, through the Company’s AccordantCareTM rare disease management offering.

In addition, through the Company’s SilverScript Insurance Company (“SilverScript”) subsidiary, the PSS is a national provider of prescription drug benefits to eligible beneficiaries under the federal government’s Medicare Part D program.

The PSS generates net revenues primarily by contracting with clients to provide prescription drugs to plan members. Prescription drugs are dispensed by the mail order pharmacies, specialty pharmacies and national network of retail pharmacies. Net revenues are also generated by providing additional services to clients, including administrative services such as claims processing and formulary management, as well as health care related services such as disease management.

The PSS operates under the CVS Caremark® Pharmacy Services, Caremark®, CVS Caremark®, CVS Specialty®, AccordantCareTM, SilverScript®, Wellpartner®, Coram®, CVS Specialty®, NovoLogix®, Navarro® Health Services and ACS Pharmacy names. As of March 31, 2018, the PSS operated 25 retail specialty pharmacy stores, 18 specialty mail order pharmacies, four mail order dispensing pharmacies, and 86 branches for infusion and enteral services, including approximately 74 ambulatory infusion suites and three centers of excellence, located in 43 states, Puerto Rico and the District of Columbia.

Retail/LTC Segment (the “RLS”) - The RLS sells prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, personal care products, convenience foods, seasonal merchandise, greeting cards, and photo finishing services, through the Company’s CVS Pharmacy®, CVS®, CVS Pharmacy y más®, Longs Drugs®, Navarro Discount Pharmacy® and Drogaria OnofreTM retail stores and online through CVS.com®, Navarro.comTM and Onofre.com.brTM.

The RLS also provides health care services through its MinuteClinic® health care clinics. MinuteClinics are staffed by nurse practitioners and physician assistants who utilize nationally recognized protocols to diagnose and treat minor health conditions, perform health screenings, monitor chronic conditions and deliver vaccinations.

The RLS also has long-term care (“LTC”) operations, which is comprised of providing the distribution of pharmaceuticals, related pharmacy consulting and other ancillary services to chronic care facilities and other care settings. Prior to January 2, 2018, the RLS also provided commercialization services under the name RxCrossroads® (“RxC”). See “Note 3 – Goodwill” for a discussion of the divestiture of RxC.

As of March 31, 2018, the RLS included 9,847 retail stores (of which 8,099 were our stores that operated a pharmacy and 1,699 were our pharmacies located within Target stores) located in 49 states, the District of Columbia, Puerto Rico and Brazil operating primarily under the CVS Pharmacy®, CVS®, CVS Pharmacy y más®, Longs Drugs®, Navarro Discount Pharmacy® and Drogaria OnofreTM names, 37 onsite pharmacies primarily operating under the CarePlus CVS PharmacyTM, CarePlus® and CVS Pharmacy® names, and 1,111 retail health care clinics operating under the MinuteClinic® name (of which 1,107 were located in our retail pharmacy stores or Target stores), and our online retail websites, CVS.com®, Navarro.comTM and Onofre.com.brTM. LTC operations are comprised of 163 spoke pharmacies that primarily handle new prescription orders, of which 30 are also hub pharmacies that use proprietary automation to support spoke pharmacies with refill prescriptions. LTC operates primarily under the Omnicare® and NeighborCare® names.

Corporate Segment - The Corporate Segment provides management and administrative services to support the Company. The Corporate Segment consists of certain aspects of the Company’s executive management, corporate relations, legal, compliance, human resources, information technology and finance departments.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CVS Health Corporation and its subsidiaries have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. In accordance with such rules and regulations, certain information and accompanying note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in Exhibit 13 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2017 (“2017 Form 10‑K”).

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

As of March 31, 2018, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and the contingent consideration liability included in accrued expenses approximated their fair value due to the nature of these financial instruments. The Company invests in money market funds, commercial paper, time deposits and debt securities that are classified as cash and cash equivalents within the accompanying condensed consolidated balance sheets, as these funds are highly liquid and readily convertible to known amounts of cash. These investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company’s short-term investments of $119 million at March 31, 2018 consist of certificates of deposit with initial maturities of greater than three months when purchased that mature within one year from the balance sheet date. These investments, which are classified within Level 1 of the fair value hierarchy, are carried at fair value, which approximated historical cost at March 31, 2018. The carrying amount and estimated fair value of the Company’s total long-term debt was $65.1 billion and $65.9 billion, respectively, as of March 31, 2018. The fair value of the Company’s long-term debt was estimated based on quoted prices currently offered in active markets for the Company’s debt, which is considered Level 1 of the fair value hierarchy.

Related Party Transactions

The Company has an equity method investment in SureScripts, LLC (“SureScripts”), which operates a clinical health information network. The PSS and RLS utilize this clinical health information network in providing services to its client plan members and retail customers. The Company expensed fees for the use of this network of approximately $22 million and $17 million in the three months ended March 31, 2018 and 2017, respectively. The Company’s investment in and equity in earnings of SureScripts for all periods presented is immaterial.

The Company has an equity method investment in Heartland Healthcare Services (“Heartland”). Heartland operates several long-term care pharmacies in four states. Heartland paid the Company approximately $35 million and $40 million for pharmaceutical inventory purchases during the three months ended March 31, 2018 and 2017, respectively. Additionally, the Company performs certain collection functions for Heartland and then passes those customer cash collections back to Heartland. The Company’s investment in and equity in earnings of Heartland for all periods presented is immaterial.

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

Adoption of New Revenue Recognition Standard

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

The Company adopted the new revenue recognition standard as of January 1, 2018 using the modified retrospective method and applying the new standard to all contracts. Therefore, the comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods. One difference was identified between the previous accounting guidance and the new accounting guidance in the RLS related to the accounting for the Company’s ExtraBucks® Rewards customer loyalty program, which was previously accounted for under a cost deferral method. Under the new standard, this program is accounted for under a revenue deferral method. The Company recognized the cumulative effect of initially applying the new revenue recognition standard as an adjustment to beginning retained earnings. On January 1, 2018, the Company recorded an after-tax transition adjustment to reduce retained earnings by approximately $13 million ($17 million prior to tax effect). The Company expects the impact of the adoption of the new standard to be immaterial to its net revenue and net income on an ongoing basis.

The following is a discussion of the Company’s revenue recognition policies by segment under the new revenue recognition accounting standard:

Pharmacy Services Segment

The PSS sells prescription drugs directly through its mail service dispensing pharmacies and indirectly through its retail pharmacy network. The Company’s pharmacy benefit arrangements are accounted for in a manner consistent with a master supply arrangement as there are no contractual minimum volumes and each prescription is considered a separate purchasing decision and distinct performance obligation transferred at a point in time. Pharmacy benefit management services performed in connection with each prescription claim are considered part of a single performance obligation which culminates in the dispensing of prescription drugs.

The Company recognizes revenue using the gross method at the contract price negotiated with its clients when the Company has concluded it controls the prescription drug before it is transferred to the client plan members. The Company controls prescriptions dispensed indirectly through its retail pharmacy network because it has separate contractual arrangements with those pharmacies, has discretion in setting the price for the transaction and assumes primary responsibility for fulfilling the promise to provide prescription drugs to its client plan members while also performing the related pharmacy benefit management services.

Net revenues include (i) the portion of the price the client pays directly to the PSS, net of any variable consideration, including volume-related or other discounts paid back to the client (see “Drug Discounts” and “Guarantees” below), (ii) the price paid to the PSS by client plan members for mail order prescriptions (“Mail Co-Payments”) and the price paid to retail network pharmacies by client plan members for retail prescriptions (“Retail Co-Payments”), and (iii) claims based administrative fees for retail pharmacy network contracts. Sales taxes are not included in revenue.

The PSS recognizes revenue when control of the prescription drugs are transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those prescription drugs. The following revenue recognition policies have been established for the PSS:

•

Revenues generated from prescription drugs sold by mail service dispensing pharmacies are recognized when the prescription drug is delivered to the client plan member. At the time of delivery, the PSS has performed substantially all of its performance obligations under its client contracts and does not experience a significant level of returns or reshipments.

•

Revenues generated from prescription drugs sold by third party pharmacies in the PSS’ retail pharmacy network and associated administrative fees are recognized at the PSS’ point-of-sale, which is when the claim is adjudicated by the PSS’ online claims processing system and the Company has transferred control of the prescription drug and performed all of its performance obligations.

For contracts under which the PSS acts as an agent or does not control the prescription drugs prior to transfer to the client, revenue is recognized using the net method.

Drug discounts – The PSS records revenue net of manufacturers’ rebates, earned by its clients based on their plan members’ utilization of brand-name formulary drugs. The PSS estimates these rebates at period-end based on actual and estimated claims data and its estimates of the manufacturers’ rebates earned by its clients. The estimates are based on the best available data at period-end and recent history for the various factors that can affect the amount of rebates due to the client. The PSS adjusts its rebates payable to clients to the actual amounts paid when these rebates are paid or as significant events occur. Any cumulative effect of these adjustments is recorded against revenues as identified. Adjustments generally result from contract changes with clients or manufacturers that have retroactive rebate adjustments, differences between the estimated and actual product mix subject to rebates, or whether the product was included in the applicable formulary. The effect of adjustments between estimated and actual amounts have not been material to the Company’s results of operations or financial position.

Guarantees – The PSS also adjusts revenues for refunds owed to the client resulting from pricing guarantees and performance against defined service and performance metrics. The inputs to these estimates are not subject to a high degree of subjectivity or volatility. The effect of adjustments between estimated and actual amounts have not been material to the Company’s results of operations or financial position.

Medicare Part D – The PSS participates in the federal government’s Medicare Part D program as a prescription drug plan (“PDP”) through its SilverScript subsidiary. Net revenues include insurance premiums earned by the PDP, which are determined based on the PDP’s annual bid and related contractual arrangements with the United States Centers for Medicare and Medicaid Services (“CMS”). The insurance premiums include a beneficiary premium, which is the responsibility of the PDP member, which is subsidized by CMS in the case of low-income members, and a direct premium paid by CMS. Premiums collected in advance are initially recorded within accrued expenses and other current liabilities and are then recognized ratably as revenue over the period in which members are entitled to receive benefits.

In addition to these premiums, net revenues include co-payments, coverage gap benefits, deductibles and co-insurance (collectively, the “Member Co-Payments”) related to PDP members’ actual prescription claims. In certain cases, CMS subsidizes a portion of these Member Co-Payments and the PSS is paid an estimated prospective Member Co-Payment subsidy, each month. If the prospective Member Co-Payment subsidies received differ from the amounts earned from actual prescriptions transferred, the difference is recorded in either accounts receivable or accrued expenses. The PSS accounts for Member Co-Payments (including the amounts subsidized by CMS) using the gross method consistent with revenue recognition policies for Mail Co-Payments and Retail Co-Payments. The Company estimates variable consideration in the form of amounts payable, or receivable from CMS under a risk-sharing feature of the Medicare Part D program design, referred to as the risk corridor, and adjusts revenue based on calculations of additional subsidies to be received or owed to CMS at the end of the reporting year. The Company also estimates cost of revenues for claims that have been reported and are in the process of being paid or contested and for its estimate of claims that have been incurred but have not yet been reported. Historically, the effect of these adjustments has not been material to the Company’s results of operations or financial position.

Retail/LTC Segment

Retail Pharmacy - The retail drugstores recognize revenue at the time the customer takes possession of the merchandise. For pharmacy sales, each prescription claim is its own arrangement with the customer and is a performance obligation, separate and distinct from other prescription claims under other retail network arrangements. Revenues are adjusted for refunds owed to the third party payer for pricing guarantees and performance against defined value-based service and performance metrics. The inputs to most of these estimates are not subject to a high degree of subjectivity or volatility. The effect of adjustments between estimated and actual amounts have not been material to the Company’s results of operations or financial position.

Revenue from CVS Health gift cards purchased by customers is deferred as a contract liability until goods or services are transferred. Any amounts not expected to be redeemed by customers (i.e., breakage) are recognized based on historical redemption patterns.

Customer returns are not material to the Company’s results of operations or financial position.

Loyalty Program - The Company’s customer loyalty program, ExtraCare®, is comprised of two components, ExtraSavingsTM and ExtraBucks® Rewards. ExtraSavings are coupons that are recorded as a reduction of revenue when redeemed as the Company concluded that they do not represent a promise to the customer to deliver additional goods or services at the time of issuance because they are not tied to a specific transaction or spending level.

ExtraBucks Rewards are accumulated by customers based on their historical spending levels. Thus, the Company has determined that there is an additional performance obligation to those customers at the time of the initial transaction. The Company allocates the transaction price to the initial transaction and the ExtraBucks Rewards transaction based upon the relative standalone selling price, which considers historical redemption patterns for the rewards. Revenue allocated to  ExtraBucks Rewards is recognized as those rewards are redeemed. At the end of each period, unredeemed rewards are reflected as a contract liability.

Long-term Care - Revenue is recognized when control of the promised goods or services are transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Each prescription claim represents a separate performance obligation of the Company, separate and distinct from other prescription claims under customer arrangements. A significant portion of the revenue from sales of pharmaceutical and medical products are reimbursed by the federal Medicare Part D program and, to a lesser extent, state Medicaid programs. The Company monitors its revenues and receivables from these reimbursement sources, as well as other third party insurance payors, and reduces revenue at the revenue recognition date, to properly account for the variable consideration due to anticipated differences between billed and reimbursed amounts. Accordingly, the total net revenues and receivables reported in the Company’s financial statements are recorded at the amount expected to be ultimately received from these payors.

Patient co-payments associated with Medicare Part D, certain state Medicaid programs, Medicare Part B and certain third party payors are typically not collected at the time products are delivered or services are rendered, but are billed to the individuals as part of normal billing procedures and subject to normal accounts receivable collections procedures.

Health Care Clinics - For services provided by the Company’s health care clinics, revenue recognition occurs for completed services provided to patients, with adjustments taken for third party payor contractual obligations and patient direct bill historical collection rates.

Disaggregation of Revenue

The following table disaggregates the Company’s revenue by major source in each segment for the three months ended March 31, 2018:

	Pharmacy		Intersegment	Consolidated
In millions	Services	Retail/LTC	Eliminations	Totals
Major goods/services lines:
Pharmacy	$30,762	$15,500	$(6,957)	$39,305
Front Store	—	4,726	—	4,726
Other	1,456	206	—	1,662
Total	$32,218	$20,432	$(6,957)	$45,693

Pharmacy Services distribution channel:
Mail choice (1)	$11,208
Retail network (2)	19,554
Other	1,456
Total	$32,218

(1)

Pharmacy Services mail choice is defined as claims filled at a Pharmacy Services mail facility, which includes specialty mail claims inclusive of Specialty Connect® claims picked up at retail, as well as prescriptions filled at our retail pharmacies under the Maintenance Choice program.

(2)

Pharmacy Services retail network net revenues do not include Maintenance Choice® activity, which is included within the mail choice category. Retail network is defined as claims filled at retail and specialty retail pharmacies, including our retail pharmacies and long-term care pharmacies, but excluding Maintenance Choice activity.

Contract Balances

Contract liabilities primarily represent the Company’s obligation to transfer additional goods or services to a customer for which the Company has received consideration, for example ExtraBucks® Rewards and unredeemed CVS Health gift cards. The consideration received remains a contract liability until goods or services have been provided to the retail customer. In addition, the Company recognizes breakage on CVS Health gift cards based on historical redemption patterns.

The following table provides information about receivables and contract liabilities from contracts with customers:

In millions	March 31, 2018	December 31, 2017
Receivables (included in accounts receivable, net)	$6,875	$7,873
Contract liabilities (included in accrued expenses)	71	53

During the three months ended March 31, 2018, the contract liabilities balance includes increases related to customers’ earnings in ExtraBucks Rewards or issuances of CVS Health gift cards and decreases for revenues recognized during the period as a result of the redemption of ExtraBucks Rewards or CVS Health gift cards and breakage of CVS Health gift cards. Below is a summary of the changes:

In millions
Balance, December 31, 2017	$53
Adoption of ASU 2014-09	17
Loyalty program earnings and gift card issuances	79
Redemption and breakage	(78)
Balance, March 31, 2018	$71

Impact of New Revenue Recognition Standard on Financial Statement Line Items

The Company adopted ASU 2014-09 using the modified retrospective method. The cumulative effect of applying the new guidance to all contracts was recorded as an adjustment to retained earnings as of the adoption date. As a result of applying the modified retrospective method to adopt the new revenue guidance, the following adjustments were made to accounts on the condensed consolidated balance sheet as of January 1, 2018:

	Impact of Change in Accounting Policy
	As Reported		Adjusted
In millions	December 31, 2017	Adjustments	January 1, 2018
Condensed Consolidated Balance Sheet:
Accrued expenses	$6,609	$17	$6,626
Deferred income taxes	2,996	(4)	2,992
Total liabilities	57,436	13	57,449
Retained earnings	43,556	(13)	43,543
Total CVS Health shareholders' equity	37,691	(13)	37,678
Total shareholders' equity	37,695	(13)	37,682

The following table compares the reported condensed consolidated balance sheet, income statement, and statement of cash flows, as of and for the three months ended March 31, 2018, to the pro forma amounts had the previous revenue accounting guidance remained in effect:

	Impact of Change in Accounting Policy
	As Reported		Balances
	As of/For the		Without
	Three Months Ended		Adoption of
In millions	March 31, 2018	Adjustments	Topic 606
Condensed Consolidated Statement of Income:
Net revenues	$45,693	$7	$45,700
Cost of revenues	38,834	4	38,838
Gross profit	6,859	3	6,862
Operating profit	1,946	3	1,949
Income before income tax provision	1,470	3	1,473
Income tax provision	472	1	473
Income from continuing operations	998	2	1,000
Net income	998	2	1,000
Net income attributable to CVS Health	998	2	1,000

Condensed Consolidated Balance Sheet:
Accrued expenses	7,724	(20)	7,704
Deferred income taxes	3,058	5	3,063
Total liabilities	96,462	(15)	96,447
Retained earnings	44,040	15	44,055
Total CVS Health shareholders' equity	38,673	15	38,688
Total shareholders' equity	38,677	15	38,692
Total liabilities and shareholders' equity	135,139	—	135,139

Condensed Consolidated Statement of Cash Flow:
Reconciliation of net income to net cash provided by operating activities:
Net income	998	2	1,000
Deferred income taxes and other noncash items	62	1	63
Accrued expenses	1,231	(3)	1,228

Other Accounting Pronouncements Recently Adopted

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU requires equity investments, except those under the equity method of accounting or those that result in the consolidation of an investee, to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. This simplifies the impairment assessment of equity investments previously held at cost. Entities are required to apply the guidance retrospectively, with the exception of the amendments related to equity investments without readily determinable fair values, which must be applied on a prospective basis. Effective January 1, 2018, the Company adopted this new accounting guidance. The adoption of this new guidance did not have a material impact on the Company’s financial position or results of operations.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 is intended to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows and to eliminate the diversity in practice related to such classifications. Effective January 1, 2018, the Company adopted this new accounting guidance. The adoption of this new guidance did not have a material impact on the Company’s financial position or results of operations.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, which amends Accounting Standard Codification (“ASC”) Topic 230. This ASU requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities are no longer required to present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. Entities will also have to disclose the nature of their restricted cash and restricted cash equivalent balances. The guidance is required to be applied retrospectively. Effective January 1, 2018, the Company adopted this new accounting guidance. The following represents a reconciliation of cash and cash equivalents in the condensed consolidated balance sheet to total cash, cash equivalents and restricted cash in the condensed consolidated statement of cash flows:

	March 31,	December 31,
In millions	2018	2017
Cash and cash equivalents	$42,023	$1,696
Restricted cash (included in other current assets)	14	14
Restricted cash (included in other assets)	227	190
Total cash, cash equivalents and restricted cash in the statement of cash flows	$42,264	$1,900

Restricted cash included in other current assets in the condensed consolidated balance sheets represents amounts held in escrow accounts in connection with certain recent acquisitions. Restricted cash included in other assets in the condensed consolidated balance sheets represents amounts held in a trust in the Company’s insurance captive to satisfy collateral requirements associated with the assignment of certain insurance policies. All restricted cash is invested in time deposits, money markets, and commercial paper, which are classified within Level 1 of the fair value hierarchy.

Restricted cash activity was previously reported in “acquisitions (net of cash acquired) and other investments” within investing cash flows on the Company’s condensed consolidated statement of cash flows. The following is a reconciliation of the effect on the relevant line items on the statement of cash flows for the three months ended March 31, 2017 as a result of adopting this new accounting guidance:

	As Previously
In millions	Reported	Adjustments	As Revised
Three Months Ended March 31, 2017
Acquisitions (net of cash acquired) and other investments	$(110)	$17	$(93)
Net cash used in investing activities	(554)	17	(537)
Net decrease in cash, cash equivalents and restricted cash (1)	(1,154)	17	(1,137)
Cash, cash equivalents, and restricted cash at the beginning of the period (1)	3,371	149	3,520
Cash, cash equivalents, and restricted cash at the end of the period (1)	2,217	166	2,383

(1)

Prior to the adoption of ASU 2016-18, these financial statement captions excluded restricted cash. The financial statement captions have been renamed to reflect the inclusion of restricted cash subsequent to the adoption of ASU 2016-18 on January 1, 2018.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). ASU 2018-02 permits entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act (“TCJA”) to retained earnings. The guidance states that because the adjustment of deferred income taxes due to the reduction of the historical corporate income tax rate to the newly enacted corporate income tax rate was required to be included in income from continuing operations, the tax effects of items within accumulated other comprehensive income (“stranded tax effects”) are not reflected at the appropriate tax rate. During the first quarter of 2018, the Company elected to early adopt this new standard and decreased accumulated other comprehensive income and increased retained earnings in the period of adoption by $7 million due to the change in the U.S. federal corporate income tax rate in December 2017. See “Note 6 – Accumulated Other Comprehensive Income” to the condensed consolidated financial statements for the impact of the adoption of this standard on accumulated other comprehensive income for the three months ended March 31, 2018.

New Accounting Pronouncements Not Yet Adopted

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). The new standard requires the use of a forward-looking expected loss impairment model for trade and other receivables, held-to-maturity debt securities, loans and other instruments. The new standard also requires impairments and recoveries for available-for-sale debt securities to be recorded through an allowance account and revises certain disclosure requirements. The Company is currently evaluating the effect that implementation of this standard will have on the Company’s consolidated results of operations, cash flows, financial position and related disclosures.

Note 2 – Proposed Aetna Acquisition

On December 3, 2017, the Company entered into a definitive merger agreement to acquire all of the outstanding shares of Aetna Inc. (“Aetna”) for a combination of cash and stock. Under the terms of the merger agreement, Aetna shareholders will receive $145.00 per share in cash and 0.8378 CVS Health shares for each Aetna share. The transaction values Aetna at approximately $207 per share or approximately $69 billion based on the Company’s 5-day volume weighted average price ending December 1, 2017 of $74.21 per share. Including the assumption of Aetna’s debt, the total value of the transaction is approximately $77 billion. The final purchase price will be determined based on the Company’s stock price on the date of closing of the transaction.

The proposed acquisition remains subject to customary closing conditions, including the expiration of the waiting period under the federal Hart-Scott-Rodino Antitrust Improvements Act of 1976 and approvals of state departments of insurance and U.S. and international regulators.

If the transaction is not completed, the Company could be liable to Aetna for a termination fee of $2.1 billion in connection with the merger agreement, depending on the reasons leading to such termination.

On February 1, 2018, CVS Health and Aetna each received a request for additional information (also known as a “second request”) from the U.S. Department of Justice (the “DOJ”) in connection with the DOJ’s review of the transactions contemplated by the definitive merger agreement.

Note 3 – Goodwill

Goodwill is not amortized, but is subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate there may be impairment.

Below is a summary of the changes in the carrying value of goodwill by segment for the three months ended March 31, 2018:

	Pharmacy
In millions	Services	Retail/LTC	Total
Balance, December 31, 2017	$21,819	$16,632	$38,451
Acquisitions	26	36	62
Divestiture of RxCrossroads subsidiary	—	(398)	(398)
Balance, March 31, 2018	$21,845	$16,270	$38,115

On January 2, 2018, the Company sold RxCrossroads (“RxC”) to McKesson Corporation for $725 million, at which time the remaining goodwill of this reporting unit was removed from the condensed consolidated balance sheet. This transaction is subject to a working capital adjustment.

Note 4 – Borrowings and Credit Agreements

	March 31,	December 31,
In millions	2018	2017
Short-term debt
Commercial paper	$—	$1,276

Long-term debt
3.25% senior exchange debentures due 2035	—	1
1.9% senior notes due 2018	2,250	2,250
2.25% senior notes due 2018	1,250	1,250
2.25% senior notes due 2019	850	850
2.8% senior notes due 2020	2,750	2,750
3.125% senior notes due 2020	2,000	—
Floating rate notes due 2020	1,000	—
2.125% senior notes due 2021	1,750	1,750
4.125% senior notes due 2021	550	550
3.35% senior notes due 2021	3,000	—
Floating rate notes due 2021	1,000	—
2.75% senior notes due 2022	1,250	1,250
3.5% senior notes due 2022	1,500	1,500
4.75% senior notes due 2022	399	399
4% senior notes due 2023	1,250	1,250
3.7% senior notes due 2023	6,000	—
3.375% senior notes due 2024	650	650
5% senior notes due 2024	299	299
3.875% senior notes due 2025	2,828	2,828
4.1% senior notes due 2025	5,000	—
2.875% senior notes due 2026	1,750	1,750
6.25% senior notes due 2027	372	372
4.3% senior notes due 2028	9,000	—
4.875% senior notes due 2035	652	652
4.78% senior notes due 2038	5,000	—
6.125% senior notes due 2039	447	447
5.75% senior notes due 2041	133	133
5.3% senior notes due 2043	750	750
5.125% senior notes due 2045	3,500	3,500
5.05% senior notes due 2048	8,000	—
Capital lease obligations	672	670
Other	23	43
Total debt principal	65,875	27,170
Debt premiums	27	28
Debt discounts and deferred financing costs	(808)	(196)
	65,094	27,002
Less:
Short-term debt (commercial paper)	—	(1,276)
Current portion of long-term debt	(3,542)	(3,545)
Long-term debt	$61,552	$22,181

The Company did not have any commercial paper outstanding as of March 31, 2018. In connection with its commercial paper program, the Company maintains a $1.0 billion 364-day unsecured back-up credit facility, which expires on May 17, 2018, a $1.25 billion, five-year unsecured back-up credit facility, which expires on July 24, 2019, a $1.25 billion, five-year unsecured back-up credit facility, which expires on July 1, 2020, and a $1.0 billion, five-year unsecured back-up credit facility, which expires on May 18, 2022. The Company intends to renew its 364-day unsecured back-up credit facility prior to its expiration. The credit facilities allow for borrowings at various rates that are dependent, in part, on the Company’s public debt ratings and require the Company to pay a weighted average quarterly facility fee of approximately 0.02%, regardless of usage. As of March 31, 2018 and December 31, 2017, there were no borrowings outstanding under the back-up credit facilities.

On March 9, 2018, the Company issued an aggregate of $40.0 billion of floating rate notes and unsecured senior notes, collectively the “Notes”, for total proceeds of approximately $39.4 billion, net of discounts and underwriting fees, comprised of the following:

In millions
3.125% senior notes due 2020	$2,000
Floating rate notes due 2020	1,000
3.35% senior notes due 2021	3,000
Floating rate notes due 2021	1,000
3.7% senior notes due 2023	6,000
4.1% senior notes due 2025	5,000
4.3% senior notes due 2028	9,000
4.78% senior notes due 2038	5,000
5.05% senior notes due 2048	8,000
Total debt principal	$40,000

The Notes pay interest semi-annually and contain redemption terms which allow or require the Company to redeem the Notes at a defined redemption price plus accrued and unpaid interest at the redemption date. The net proceeds of the Notes will be used to fund the proposed acquisition of Aetna.

If the Aetna acquisition has not been completed by September 3, 2019 (the “Outside Date”) or if, prior to such date, the merger agreement is terminated or the Company otherwise publicly announces that the merger will not be consummated, then the Company will be required to redeem all outstanding 2020 Floating Rate Notes, 2021 Floating Rate Notes, 2020 Notes, 2021 Notes, 2023 Notes, 2025 Notes, 2028 Notes and 2038 Notes at a redemption price equal to 101% of the aggregate principal amount of those notes plus accrued and unpaid interest. The 2048 Notes are not subject to this mandatory redemption provision.

On December 3, 2017, in connection with the proposed acquisition of Aetna, the Company entered into a $49.0 billion unsecured bridge loan facility. The Company paid approximately $221 million in fees upon entering into the agreement. The fees were capitalized in other current assets and are being amortized as interest expense over the period the bridge facility is outstanding. The bridge loan facility was reduced to $44.0 billion on December 15, 2017 upon the Company entering into a $5.0 billion term loan agreement. As discussed above, on March 9, 2018, the Company issued unsecured senior notes with an aggregate principal of $40.0 billion. At this time, the bridge loan facility was reduced to $4.0 billion and the Company paid approximately $8 million in fees to retain the bridge loan facility through the date of the proposed Aetna acquisition. These fees were capitalized in other current assets and will be amortized as interest expense over the period the bridge facility is outstanding. The Company recorded $161 million of amortization of the bridge loan facility fees during the three months ended March 31, 2018, which was recorded in “Interest expense, net” on the condensed consolidated income statement.

Note 5 – Share Repurchase Programs

The following share repurchase programs were authorized by the Company’s Board of Directors:

In billions		Remaining as of
Authorization Date	Authorized	March 31, 2018
November 2, 2016 (“2016 Repurchase Program”)	$15.0	$13.9
December 15, 2014 (“2014 Repurchase Program”)	10.0	—

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

During the three months ended March 31, 2018, the Company did not repurchase any shares of common stock pursuant to the 2016 Repurchase Program.

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

Note 6 – Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of foreign currency translation adjustments, cash flow hedges associated with the forecasted issuance of long-term debt, and changes in the net actuarial gains and losses associated with pension and other postretirement benefit plans. The following table summarizes the activity within the components of accumulated other comprehensive income.

Changes in accumulated other comprehensive income (loss) by component is shown on the following tables:

	Three Months Ended March 31, 2018 (1)
			Pension and
			Other
	Foreign	Cash Flow	Postretirement
In millions	Currency	Hedges	Benefits	Total
Balance, December 31, 2017	$(129)	$(15)	$(21)	$(165)
Reclassifications to retained earnings in accordance with ASU 2018-02 (3)	—	(3)	(4)	(7)
	(129)	(18)	(25)	(172)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	1	344	—	345
Amounts reclassified from accumulated other comprehensive income (2)	—	(1)	—	(1)
Other comprehensive income	1	343	—	344
Balance, March 31, 2018	$(128)	$325	$(25)	$172

	Three Months Ended March 31, 2017 (1)
			Pension and
			Other
	Foreign	Cash Flow	Postretirement
	Currency	Hedges	Benefits	Total
Balance, December 31, 2016	$(127)	$(5)	$(173)	$(305)
Other comprehensive income:
Other comprehensive income before reclassifications	8	—	—	8
Amounts reclassified from accumulated other comprehensive income (2)	—	1	—	1
Other comprehensive income	8	1	—	9
Balance, March 31, 2017	$(119)	$(4)	$(173)	$(296)

(1)	All amounts are net of tax.
(2)

The amounts reclassified from accumulated other comprehensive income for cash flow hedges are recorded within interest expense, net on the condensed consolidated statements of income. The amounts reclassified from accumulated other comprehensive income for pension and other postretirement benefits are included in other expense on the condensed consolidated statements of income.

(3)	See “Note 1 – Accounting Policies” to the condensed consolidated financial statements for additional information on the adoption of ASU 2018-02 during the first quarter of 2018.

Beginning in December 2017 and during the three months ended March 31, 2018, to manage interest rate risk the Company entered into several interest rate swap and treasury lock transactions. These agreements were designated as cash flow hedges and were used to hedge the exposure to variability in future cash flows resulting from changes in interest rates related to the anticipated issuance of long-term debt in connection with the proposed acquisition of Aetna.

On March 9, 2018, the Company issued unsecured senior notes with an aggregate principal of $40.0 billion as discussed in “Note 4 – Borrowings and Credit Agreements” to the condensed consolidated financial statements. In connection with the issuance of the Notes, the Company terminated all outstanding cash flow hedges. In connection with the hedge transactions, the Company received a net amount of $446 million from the hedge counterparties upon termination, which was recorded as a gain, net of tax, of $331 million in accumulated other comprehensive income and will be reclassified as a reduction of interest expense over the life of the underlying debt. The Company expects to reclassify approximately $24 million in gains associated with these cash flow hedges into earnings within the next 12 months.

Note 7 – Interest Expense, Net

The following are the components of interest expense, net:

	Three Months Ended
	March 31,
In millions	2018	2017
Interest expense	$523	$258
Interest income	(50)	(6)
Interest expense, net	$473	$252

Note 8 – Earnings Per Share

Earnings per share is computed using the two-class method. Options to purchase 13.2 million shares of common stock were outstanding, but were not included in the calculation of diluted earnings per share, for the three months ended March 31, 2018, because the exercise prices of the options were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. For the same reason, options to purchase approximately 7.8 million shares of common stock were outstanding, but were not included in the calculation of diluted earnings per share for the three months ended March 31, 2017.

The following is a reconciliation of basic and diluted earnings per share from continuing operations for the respective periods:

	Three Months Ended
	March 31,
In millions, except per share amounts	2018	2017
Numerator for earnings per share calculation:
Income from continuing operations	$998	$962
Income allocated to participating securities	(2)	(4)
Net income attributable to noncontrolling interest	—	(1)
Income from continuing operations attributable to CVS Health	$996	$957

Denominator for earnings per share calculation:
Weighted average shares, basic	1,016	1,030
Effect of dilutive securities	3	5
Weighted average shares, diluted	1,019	1,035

Earnings per share from continuing operations:
Basic	$0.98	$0.93
Diluted	$0.98	$0.92

Note 9 – Segment Reporting

The Company has three reportable segments: Pharmacy Services, Retail/LTC and Corporate. As discussed in “Note 3- Goodwill”, during the three months ended March 31, 2018, the Company sold its RxC operations which were previously included in the Retail/LTC reportable segment.

In conjunction with the Company’s implementation of a new enterprise resource planning system in the first quarter of 2018, the Company changed the manner in which certain shared functional costs are allocated to its reportable segments. Segment financial information for the three months ended March 31, 2017, has been retrospectively adjusted to reflect this change to the cost allocation methodology as shown below:

	Pharmacy
	Services	Retail/LTC	Corporate	Intersegment	Consolidated
In millions	Segment	Segment	Segment	Eliminations	Totals
Cost of revenues, as previously reported	$30,127	$13,665		$(5,858)	$37,934
Adjustments	14	(5)		—	9
Cost of revenues, as adjusted	$30,141	$13,660		$(5,858)	$37,943

Gross profit, as previously reported	$1,096	$5,676		$(192)	$6,580
Adjustments	(14)	5		—	(9)
Gross profit, as adjusted	$1,082	$5,681		$(192)	$6,571

Operating expenses, as previously reported	$312	$4,265	$226	$(16)	$4,787
Adjustments	13	(17)	(5)	—	(9)
Operating expenses, as adjusted	$325	$4,248	$221	$(16)	$4,778

Operating profit (loss), as previously reported	$784	$1,411	$(226)	$(176)	$1,793
Adjustments	(27)	22	5	—	—
Operating profit (loss), as adjusted	$757	$1,433	$(221)	$(176)	$1,793

The following is a reconciliation of the Company’s segments to the accompanying condensed consolidated financial statements:

	Pharmacy
	Services	Retail/LTC	Corporate	Intersegment	Consolidated
In millions	Segment(1)	Segment	Segment	Eliminations(2)	Totals
Three Months Ended
March 31, 2018:
Net revenues	$32,218	$20,432	$—	$(6,957)	$45,693
Gross profit	1,138	5,916	—	(195)	6,859
Operating profit (loss) (3)(4)	761	1,624	(264)	(175)	1,946
March 31, 2017:
Net revenues	31,223	19,341	—	(6,050)	44,514
Gross profit	1,082	5,681	—	(192)	6,571
Operating profit (loss) (5)	757	1,433	(221)	(176)	1,793

(1)	Net revenues of the Pharmacy Services Segment include approximately $3.3 billion and $3.1 billion of retail co‑payments for the three months ended March 31, 2018 and 2017, respectively.
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

(3)

The Retail/LTC Segment operating profit for the three months ended March 31, 2018 includes an $86 million loss on the divestiture of the RxCrossroads subsidiary (see “Note 3 – Goodwill” to the condensed consolidated financial statements) and $3 million of acquisition-related integration costs related to the acquisition of Omnicare.

(4)	The Corporate Segment operating loss for the three months ended March 31, 2018 includes $40 million in acquisition-related transaction and integration costs related to the proposed Aetna acquisition.
(5)

The Retail/LTC Segment operating profit for the three months ended March 31, 2017 includes a $199 million charge associated with store closures and $15 million of acquisition-related integration costs related to the acquisition of Omnicare.

Note 10 – Commitments and Contingencies

Lease Guarantees

Between 1995 and 1997, the Company sold or spun off a number of subsidiaries, including Bob’s Stores, Linens ‘n Things, and Marshalls. In many cases, when a former subsidiary leased a store, the Company provided a guarantee of the store’s lease obligations. When the subsidiaries were disposed of and accounted for as discontinued operations, the Company’s guarantees remained in place, although each initial purchaser has agreed to indemnify the Company for any lease obligations the Company was required to satisfy. If any of the purchasers or any of the former subsidiaries were to become insolvent and failed to make the required payments under a store lease, the Company could be required to satisfy these obligations. As of March 31, 2018, the Company guaranteed approximately 85 such store leases (excluding the lease guarantees related to Linens ‘n Things, which have been recorded as a liability on the condensed consolidated balance sheet), with the maximum remaining lease term extending through 2029.

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

•

Indiana State District Council of Laborers and HOD Carriers Pension and Welfare Fund v. Omnicare, Inc., et al. (U.S. District Court for the Eastern District of Kentucky). In February 2006, two substantially similar putative class action lawsuits were filed and subsequently consolidated. The consolidated complaint was filed against Omnicare, three of its officers and two of its directors and purported to be brought on behalf of all open-market purchasers of Omnicare common stock from August 3, 2005 through July 27, 2006, as well as all purchasers who bought shares of Omnicare common stock in Omnicare’s public offering in December 2005. The complaint alleged violations of the Securities Exchange Act of 1934 and Section 11 of the Securities Act of 1933 and sought, among other things, compensatory damages and injunctive relief. After dismissals and appeals to the United States Court of Appeals for the Sixth Circuit, the United States Supreme Court remanded the case to the district court. In October 2016, Omnicare filed an answer to plaintiffs’ third amended complaint, and discovery commenced. In August 2017, the plaintiffs moved for class certification, which Omnicare has opposed.

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

•

United States ex rel. Jack Chin v. Walgreen Company, et al. (U.S. District Court for the Central District of California). In March 2010, the Company received a subpoena from the U.S. Department of Health and Human Services, Office of the Inspector General requesting information about programs under which the Company has offered customers remuneration conditioned upon the transfer of prescriptions for drugs or medications to the Company’s pharmacies in the form of gift cards, cash, non-prescription merchandise or discounts or coupons for non-prescription merchandise. In October 2016, the U.S. District Court for the Central District of California unsealed a qui tam complaint, filed in April 2009 against CVS Pharmacy and other retail pharmacies, alleging that the Company violated the federal False Claims Act, and the False Claims Acts of several states, by offering such programs. The complaint was served on the Company in January 2017. In December 2017, the same court unsealed a second qui tam complaint filed by the same relator in September 2017. The complaint is based on the same factual allegations but asserts a legal theory the Court did not permit him to add to the original case. The federal government has declined intervention in both cases. In April 2018, the Court dismissed the second lawsuit. The Company is defending the matter.

•

State of Texas ex rel. Myron Winkelman and Stephani Martinson, et al. v. CVS Health Corporation, (Travis County Texas District Court). In February 2012, the Attorney General of the State of Texas issued Civil Investigative Demands and has issued a series of subsequent requests for documents and information in connection with its investigation concerning the CVS Health Savings Pass program and other pricing practices with respect to claims for reimbursement from the Texas Medicaid program. In January 2017, the court unsealed a first amended petition. The amended petition alleges the Company violated the Texas Medicaid Fraud Prevention Act by submitting false claims for reimbursement to Texas Medicaid by, among other things, failing to use the price available to members of the CVS Health Savings Pass program as the usual and customary price. The amended petition was unsealed following the Company’s filing of CVS Pharmacy, Inc. v. Charles Smith, et al. (Travis County District Court), a declaratory judgment action against the State of Texas in December 2016 seeking a declaration that the prices charged to members of the CVS Health Savings Pass program do not constitute usual and customary prices under the Medicaid regulation. In March 2018, the Court denied the State of Texas’s request for temporary injunctive relief.

•

Subpoena Concerning PBM Administrative Fees. In March 2014, the Company received a subpoena from the United States Attorney’s Office for the District of Rhode Island, requesting documents and information concerning bona fide service fees and rebates received from pharmaceutical manufacturers in connection with certain drugs utilized under Medicare Part D, as well as the reporting of those fees and rebates to Part D plan sponsors. The Company cooperated with the government and provided documents and information in response to the subpoena. In April 2018, the U.S. District Court for the District of Rhode Island unsealed a 2014 qui tam complaint, U.S. ex rel. Borzilleri v. Bayer AB et al., naming pharmaceutical manufacturers, insurers and PBMs, including the Company, and asserting claims under the federal False Claims Act, and the false claims acts of several states, concerning the payment and/or receipt of bona fide service fees. The government has declined intervention in this action.

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

•

Omnicare DEA Subpoena. In September 2015, Omnicare was served with an administrative subpoena by the U.S. Drug Enforcement Administration (“DEA”). The subpoena seeks documents related to controlled substance policies, procedures, and practices at eight pharmacy locations from May 2012 to the present. In September 2017, the DEA expanded the investigation to include an additional pharmacy. The Company has been cooperating and providing documents and witnesses in response to this administrative subpoena.

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

•

United States ex rel. Behnke v. CVS Caremark Corporation et al. (U.S. District Court for the Eastern District of Pennsylvania). In April 2018, the Court unsealed a complaint that had been filed in February 2014 by a qui tam relator alleging that the Company violated the federal False Claims Act by causing to be reported prices that were higher than those actually paid to certain pharmacies for medications dispensed to beneficiaries under the Medicare Part D program. This action relates to an October 2015 Civil Investigative Demand issued by the U.S. Department of Justice. The Company cooperated with the government and provided documents and information in response to that Civil Investigative Demand. The U.S. Department of Justice has filed a notice of declination with respect to the qui tam action.

•

United States ex rel. Sally Schimelpfenig and John Segura v. Dr. Reddy's Laboratories Limited and Dr. Reddy's Laboratories, Inc. (U.S. District Court for the Eastern District of Pennsylvania). In November 2015, the court unsealed a second amended qui tam complaint filed in September 2015. The DOJ declined to intervene in this action. The relators allege that the Company, Walgreens, Wal-Mart, and Dr. Reddy’s Laboratories violated the federal and various state False Claims Acts by dispensing prescriptions in unit dose packaging supplied by Dr. Reddy’s that was not compliant with the Consumer Product Safety Improvement Act and the Poison Preventive Packaging Act and thereby allegedly rendering the drugs misbranded under the Food, Drug and Cosmetic Act. In March 2017, the Court granted the Company's motion to dismiss with leave to file an amended complaint. In March 2018, the Court granted the Company’s motion to dismiss an amended complaint with prejudice.

•

Barchock et al. v. CVS Health Corporation, et al. (U.S. District Court for the District of Rhode Island). In February 2016, a class action lawsuit was filed against the Company, the Benefit Plans Committee of the Company, and Galliard Capital Management, Inc., by Mary Barchock, Thomas Wasecko, and Stacy Weller, purportedly on behalf of the 401(k) Plan and the Employee Stock Ownership Plan of the Company (the “Plan”), and participants in the Plan. The complaint alleged that the defendants breached fiduciary duties owed to the plaintiffs and the Plan by investing too much of the Plan’s Stable Value Fund in short-term money market funds and cash management accounts. The court granted the Company’s motion to dismiss the plaintiffs’ amended complaint. In May 2017, plaintiffs appealed that ruling in the United States Court of Appeals for the First Circuit. In March 2018, the Court of Appeals affirmed the dismissal.

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

•

Retail DEA Matters. The Company has been also undergoing several audits by the DEA Administrator and is in discussions with the DEA and the U.S. Attorney’s Offices in several locations concerning allegations that the Company has violated certain requirements of the Controlled Substance Act.

•

National Opioid Litigation. In December 2017, the United States Judicial Panel on Multidistrict Litigation consolidated numerous cases filed against various defendants by plaintiffs such as counties, cities, hospitals, Indian tribes, and third-party payors, alleging claims generally concerning the impacts of widespread opioid abuse. The consolidated multidistrict litigation captioned In re National Prescription Opiate Litigation (MDL

No. 2804) is pending in the U.S. District Court for the Northern District of Ohio. This multidistrict litigation presumptively includes approximately 40 relevant federal court cases that name the Company. Approximately 20 similar cases that name the Company in some capacity have been filed in state courts. Such cases include a case that was re-filed in Oklahoma Circuit Court by the Cherokee Nation after it was dismissed voluntarily by the Cherokee Nation in the District Court of Cherokee Nation. The Company is defending all such federal and state matters. Additionally, the Company has received from the Attorney Generals of several states subpoenas, civil investigative demands, and/or other requests concerning opioids.

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

•

Part B Insulin Products Civil Investigative Demand. In December 2016, the Company received a Civil Investigative Demand from the U.S. Attorney’s Office for the Northern District of New York, requesting documents and information in connection with a False Claims Act investigation concerning whether the Company’s retail pharmacies improperly submitted certain insulin claims to Medicare Part D rather than Part B. The Company has cooperated with the government and provided documents and information in response to the Civil Investigative Demand.

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

•

Amburgey, et al. v. CaremarkPCS Health, L.L.C. (U.S. District Court for the Central District of California). In March 2017, the Company was served with a complaint challenging the policies and procedures used by CVS Specialty pharmacies to ship temperature-sensitive medications. The case is similar to a matter already pending against the Company in the Superior Court of California (Los Angeles County), Bertram v. Immunex Corp., et al., which was filed in October 2014. In November 2017, the plaintiffs voluntarily dismissed the Amburgey case without prejudice. In April 2018, the Court granted summary judgment in the Company’s favor in the Bertram matter and also denied Bertram’s motion for class certification.

•

Insulin Products Investigation. In April 2017, the Company received a Civil Investigative Demand from the Attorney General of Washington, seeking documents and information regarding pricing and rebates for insulin products in connection with a pending investigation into unfair and deceptive acts or practice regarding insulin pricing. We have been notified by the Office of the Attorney General of Washington that information provided in response to the Civil Investigative Demand will be shared with the Attorneys General of California, Florida, Minnesota, New Mexico, the District of Columbia, and Mississippi. In July 2017, the Company received a Civil Investigative Demand from the Attorney General of Minnesota, seeking documents and information regarding pricing and rebates for insulin and epinephrine products in connection with a pending investigation into unfair and deceptive acts or practices regarding insulin and epinephrine pricing.

•

Bewley, et al. v. CVS Health Corporation, et al. and Prescott, et al. v. CVS Health Corporation, et al. (both pending in the U.S. District Court for the Western District of Washington). These putative class actions were filed in May 2017 against the Company and other pharmacy benefit managers and manufacturers of glucagon kits (Bewley) and diabetes test strips (Prescott). Both cases allege that, by contracting for rebates with the manufacturers of these diabetes products, the Company and other PBMs caused list prices for these products to increase, thereby harming certain consumers. The primary claims are made under federal antitrust laws, RICO, state unfair competition and consumer protection laws, and ERISA. These cases have both been transferred to the United States District Court for the District of New Jersey on defendants’ motions. The Company is defending these lawsuits.

•

Klein, et al. v. Prime Therapeutics,  et al. (U.S. District Court for the District of Minnesota). In June 2017, a putative class action complaint was filed against the Company and other pharmacy benefit managers on behalf of ERISA plan members who purchased and paid for EpiPen or EpiPen Jr. Plaintiffs allege that the pharmacy benefit managers are ERISA fiduciaries to plan members and have violated ERISA by allegedly causing higher inflated prices for EpiPen through the process of negotiating increased rebates from EpiPen manufacturer, Mylan. This case was recently consolidated with a similar matter and is now proceeding as In re EpiPen ERISA Litigation.  The Company is defending the lawsuit.

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

•

Shareholder Matters. In August and September 2017, four complaints were filed by putative derivative plaintiffs against certain officers and directors of the Company. Three of those actions, Sherman v. Merlo, et al., Feghali v. Merlo, et al., and Banchalter v. Merlo, et al., were filed in the U.S. District Court for the District of Rhode Island. A fourth, Boron v. Bracken, et al., was filed in Rhode Island Superior Court. These matters assert a variety of causes of action, including breach of fiduciary duty, waste of corporate assets, unjust enrichment, civil conspiracy and violation of Section 14(a) of the Exchange Act, and are premised on the allegation that the defendants approved business plans that exposed the Company to various litigations and investigations. The three federal matters have been stayed pending resolution of certain of the underlying matters, and the Company has filed a motion to stay the state court action.

•

MSP Recovery Claims Series, LLC, et al. v. CVS Health Corporation, et al. (U.S. District Court for the Western District of Texas). In September 2017, a putative class action complaint was filed against the Company, Express Scripts, Inc., and the manufacturers of insulin on behalf of assignees of claims of Medicare Advantage Organizations. Plaintiffs assert that the PBMs and manufacturers have engaged in a conspiracy whereby the PBMs sell access to their formularies by demanding the highest rebates, which in turn causes increased list prices for insulin. The plaintiffs initially asserted claims against the Company on behalf of two putative classes: (1) all Medicare C payors and (2) all Medicare D payors. The complaint asserts claims under RICO, and for common law fraud and unjust enrichment. This case was transferred to the U.S. District Court for the District of New Jersey, and the plaintiff filed an amended complaint against only the drug manufacturers, and not against the PBMs.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CVS Health Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of CVS Health Corporation (the Company) as of March 31, 2018, the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2018 and 2017, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2017,  the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated February 14, 2018, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

These financial statements are the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the company in accordance with the U.S. federal securities law and the applicable rules and regulations of the SEC and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ Ernst & Young LLP

Boston, Massachusetts

May 2, 2018

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

Through more than 9,800 retail locations, more than 1,100 retail health care clinics, a leading pharmacy benefits manager with approximately 94 million plan members, a dedicated senior pharmacy care business serving more than one million patients per year, expanding specialty pharmacy services and a leading stand-alone Medicare Part D prescription drug plan, we enable people, businesses, and communities to manage health in more affordable, effective ways. We are delivering break-through products and services, from advising patients on their medications at our CVS Pharmacy® locations, to introducing unique programs to help control costs for our clients at CVS Caremark®, to innovating how care is delivered to our patients with complex conditions through CVS Specialty®, to improving pharmacy care for the senior community through Omnicare®, or by expanding access to high-quality, low-cost care at CVS MinuteClinic®.

We have three reportable segments: Pharmacy Services, Retail/LTC and Corporate.

Pharmacy Services Segment

Our Pharmacy Services business generates revenue from a full range of pharmacy benefit management (“PBM”) solutions, including plan design offerings and administration, formulary management, Medicare Part D services, mail order pharmacy, specialty pharmacy and infusion services, retail pharmacy network management services, prescription management systems, clinical services, disease management services and medical spend management.

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

As a pharmacy benefits manager, we manage the dispensing of prescription drugs through our mail order pharmacies, specialty pharmacies, national network of long-term care pharmacies and more than 68,000 retail pharmacies, consisting of approximately 41,000 chain pharmacies (which includes our CVS Pharmacy® pharmacies) and 27,000 independent pharmacies, to eligible members in the benefit plans maintained by our clients and utilize our information systems to perform, among other things, safety checks, drug interaction screenings and brand-to-generic substitutions.

Our specialty pharmacies support individuals who require complex and expensive drug therapies. Our specialty pharmacy business includes mail order and retail specialty pharmacies that operate under the CVS Caremark®, CarePlus CVS Pharmacy®, Navarro® Health Services and Advanced Care Scripts (“ACS Pharmacy”) names. The Pharmacy Services Segment also provides health management programs, which include integrated disease management for 18 conditions, through our Accordant® rare disease management offering. In addition, through our SilverScript Insurance Company subsidiary, we are a national provider of drug benefits to eligible beneficiaries under the federal government’s Medicare Part D program. The Pharmacy Services Segment operates under the CVS Caremark® Pharmacy Services, Caremark®, CVS Caremark®, CVS Specialty®, AccordantCareTM, SilverScript®, Wellpartner®, Coram®, NovoLogix®, Navarro® Health Services and ACS Pharmacy names. As of March 31, 2018, the Pharmacy Services Segment operated 25 retail specialty pharmacy stores, 18 specialty mail order pharmacies, four mail order dispensing pharmacies, and 86 branches for infusion and enteral services, including approximately 74 ambulatory infusion suites and three centers of excellence, located in 43 states, Puerto Rico and the District of Columbia.

Retail/LTC Segment

Our Retail/LTC Segment sells prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, personal care products, convenience foods, seasonal merchandise, greeting cards and photo finishing, through our CVS Pharmacy®, CVS®, Longs Drugs®, Navarro Discount Pharmacy® and Drogaria OnofreTM retail locations and online through CVS.com®, Navarro.comTM and Onofre.com.brTM. The Retail/LTC Segment also includes the long-term care (“LTC”) operations of Omnicare, which distributes prescription drugs and provides related pharmacy consulting and other ancillary services to chronic care facilities and other care settings. The Retail/LTC operations also included commercialization services which were provided under the name RxCrossroads® (“RxC”), until the sale of RxC was completed on January 2, 2018. See “Note 3 - Goodwill” to the condensed consolidated financial statements for more information. Our Retail/LTC Segment derives the majority of its revenues through the sale of prescription drugs, which are dispensed by our more than 32,000 pharmacists. Our Retail/LTC Segment also provides health care services through our MinuteClinic® health care clinics. MinuteClinics are staffed by nurse practitioners and physician assistants who utilize nationally recognized protocols to diagnose and treat minor health conditions, perform health screenings, monitor chronic conditions and deliver vaccinations. As of March 31, 2018, our Retail/LTC Segment included 9,847 retail stores (of which 8,099 were our stores that operated a pharmacy and 1,699 were our pharmacies located within Target stores) located in 49 states, the District of Columbia, Puerto Rico and Brazil operating primarily under the CVS Pharmacy®, CVS®,  CVS Pharmacy y más®,  Longs Drugs®, Navarro Discount Pharmacy® and Drogaria OnofreTM names, 37 onsite pharmacies primarily operating under the CarePlus CVS PharmacyTM, CarePlus® and CVS Pharmacy® names, 1,111 retail health care clinics operating under the MinuteClinic® name (of which 1,107 were located in our retail pharmacy stores or Target stores), and our online retail websites, CVS.com®, Navarro.comTM and Onofre.com.brTM. LTC operations are comprised of 163 spoke pharmacies that primarily handle new prescription orders, of which 30 are also hub pharmacies that use proprietary automation to support spoke pharmacies with refill prescriptions. LTC operates primarily under the Omnicare® and NeighborCare® names.

Corporate Segment

The Corporate Segment provides management and administrative services to support the Company. The Corporate Segment consists of certain aspects of our executive management, corporate relations, legal, compliance, human resources, information technology and finance departments.

Results of Operations

The following discussion explains the material changes in our results of operations for the three months ended March 31, 2018 and 2017, and the significant developments affecting our financial condition since December 31, 2017. We strongly recommend that you read our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Exhibit 13 to our 2017 Form 10‑K along with this report.

Summary of the Condensed Consolidated Financial Results:

	Three Months Ended
	March 31,
In millions, except per share amounts	2018	2017 (1)
Net revenues	$45,693	$44,514
Cost of revenues	38,834	37,943
Gross profit	6,859	6,571
Operating expenses	4,913	4,778
Operating profit	1,946	1,793
Interest expense, net	473	252
Other expense	3	7
Income before income tax provision	1,470	1,534
Income tax provision	472	572
Income from continuing operations	998	962
Loss from discontinued operations, net of tax	—	(9)
Net income	998	953
Net income attributable to noncontrolling interest	—	(1)
Net income attributable to CVS Health	$998	$952

(1)

Financial information for the three months ended March 31, 2017 has been retrospectively adjusted to reflect a change to the Company’s cost allocation methodology effective January 1, 2018. See “Note 9 – Segment Reporting” to the condensed consolidated financial statements for further discussion.

Net Revenues

Net revenues increased approximately $1.2 billion, or 2.6% in the three months ended March 31, 2018, as compared to the prior year. The increase is due to increases in the both Pharmacy Services Segment and the Retail/LTC Segment. The increase in the Pharmacy Services Segment was driven by growth in pharmacy network and specialty claim volume attributable to net new business as well as brand inflation, partially offset by continued price compression and increased generic dispensing. The increase in the Retail/LTC Segment was primarily due to increased prescription volume and brand inflation, partially offset by continued reimbursement pressure and the impact of recent generic introductions. Generic prescription drugs typically have a lower selling price than brand name prescription drugs.

Please see the section entitled “Segment Analysis” below for additional information regarding net revenues.

Gross Profit

Gross profit dollars increased $288 million, or 4.4% in the three months ended March 31, 2018, as compared to the prior year. Gross profit dollars for the three months ended March 31, 2018, were positively impacted by increased prescription volume, improved purchasing economics and the impact of recent generic introductions, partially offset by continued reimbursement pressure in the Retail/LTC Segment. Gross profit as a percentage of net revenues increased approximately 25 basis points in the three months ended March 31, 2018 to 15.0%, as compared to the prior year.

Please see the section entitled “Segment Analysis” below for additional information regarding gross profit.

Operating Expenses

Operating expenses increased $135 million, or 2.8%, in the three months ended March 31, 2018 as compared to the prior year. Operating expenses as a percentage of net revenues remained flat in the three months ended March 31, 2018 as compared to the prior year. The increase in operating expenses in the three months ended March 31, 2018 was primarily due to the following:

•	An $86 million loss on the divestiture of the RxCrossroads subsidiary included in our Retail/LTC Segment.

•	An increase in acquisition-related transaction and integration costs of $28 million versus the same period in the prior year.

•

An increase in operating expenses in the Retail/LTC Segment due to the increased prescription volume described previously, incremental costs associated with operating more stores, investments in the business to drive sales growth and the impact of weather related events.

These items were partially offset by:

•	A decrease in operating expenses due to our enterprise streamlining initiatives including a $199 million decrease associated with store closures as compared to the same period in the prior year.

Please see the section entitled “Segment Analysis” below for additional information regarding operating expenses.

Interest Expense, net

Interest expense, net, increased $221 million in the three months ended March 31, 2018, as compared to the prior year. The increase in the three months ended March 31, 2018 was primarily due to the amortization of bridge facility fees of $161 million for the unsecured bridge facility entered into in December 2017, as well as interest expense of $112 million on the $40 billion of senior notes issued in March 2018 and the $5 billion term loan facility. These increases were partially offset by interest income on the investment of the proceeds of the $40 billion debt issuance. See “Note 4 - Borrowings and Credit Agreements” to the condensed consolidated financial statements for additional information.

For additional information on our financing activities, please see the “Liquidity and Capital Resources” section below.

Income Tax Provision

Our effective income tax rate was 32.1% for the three months ended March 31, 2018, as compared to 37.3% for the three months ended March 31, 2017. The effective income tax rate in 2018 was lower than in 2017 primarily due to the enactment of the Tax Cuts and Jobs Act (the “TCJA”), which lowered the federal corporate income tax rate from 35% to 21%. This was partially offset by the impact of the disposition of the Company’s RxCrossroads subsidiary.

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

In conjunction with the Company’s implementation of a new enterprise resource planning system in the first quarter of 2018, the Company changed the manner in which certain shared functional costs are allocated to its reportable segments. Segment financial information for the three months ended March 31, 2017, has been retrospectively adjusted to reflect this change to the cost allocation methodology as shown in “Note 9 – Segment Reporting” to the condensed consolidated financial statements.

The following is a reconciliation of our segments to the condensed consolidated financial statements:

	Pharmacy
	Services	Retail/LTC	Corporate	Intersegment	Consolidated
In millions	Segment(1)	Segment	Segment	Eliminations(2)	Totals
Three Months Ended
March 31, 2018:
Net revenues	$32,218	$20,432	$—	$(6,957)	$45,693
Gross profit	1,138	5,916	—	(195)	6,859
Operating profit (loss) (3)(4)	761	1,624	(264)	(175)	1,946
March 31, 2017:
Net revenues	31,223	19,341	—	(6,050)	44,514
Gross profit	1,082	5,681	—	(192)	6,571
Operating profit (loss) (5)	757	1,433	(221)	(176)	1,793

(1)	Net revenues of the Pharmacy Services Segment include approximately $3.3 billion and $3.1 billion of retail co‑payments for the three months ended March 31, 2018 and 2017, respectively.
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

(3)

The Retail/LTC Segment operating profit for the three months ended March 31, 2018 includes an $86 million pre-tax loss on the divestiture of the RxCrossroads subsidiary (see “Note 3 – Goodwill” to the condensed consolidated financial statements) and $3 million of acquisition-related integration costs related to the acquisition of Omnicare.

(4)	The Corporate Segment operating loss for the three months ended March 31, 2018 includes $40 million in acquisition-related transaction and integration costs related to the proposed Aetna acquisition.
(5)

The Retail/LTC Segment operating profit for the three months ended March 31, 2017 includes a $199 million charge associated with store closures and $15 million of acquisition-related integration costs related to the acquisition of Omnicare.

Pharmacy Services Segment

The following table summarizes our Pharmacy Services Segment’s performance for the respective periods:

	Three Months Ended
	March 31,
In millions	2018	2017
Net revenues	$32,218	$31,223
Gross profit	1,138	1,082
Gross profit % of net revenues	3.5%	3.5%
Operating expenses	377	325
Operating expenses % of net revenues	1.2%	1.0%
Operating profit	761	757
Operating profit % of net revenues	2.4%	2.4%
Net revenues:
Mail choice (1)	$11,208	$10,848
Pharmacy network (2)(4)	19,554	18,987
Other (4)	1,456	1,388
Pharmacy claims processed (90 Day = 3 prescriptions) (3):
Total	468.8	440.5
Mail choice (1)	69.3	63.7
Pharmacy network (2)	399.5	376.8
Generic dispensing rate (3):
Total	87.6%	87.0%
Mail choice (1)	83.9%	82.8%
Pharmacy network (2)	88.3%	87.7%
Mail choice penetration rate (3)	14.8%	14.5%

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

(3)

Includes the adjustment to convert 90-day prescriptions to the equivalent of three 30-day prescriptions. This adjustment reflects the fact that these prescriptions include approximately three times the amount of product days supplied compared to a normal prescription.

(4)	Amounts revised for the three months ended March 31, 2017 to reflect the reclassification of Med D premium revenues from pharmacy network revenues to other revenues.

Net Revenues

Net revenues in our Pharmacy Services Segment increased $995 million, or 3.2%, to $32.2 billion in the three months ended March 31, 2018, as compared to the prior year. The increase is primarily due to growth in pharmacy network and specialty claim volume attributable to net new business as well as brand inflation, partially offset by increased price compression and generic dispensing. As you review our Pharmacy Services Segment’s performance in this area, we believe you should consider the following important information about the business for the three months ended March 31, 2018:

•

In the three months ended March 31, 2018, our mail choice claims processed, on a 30-day equivalent basis, increased 8.9% to 69.3 million claims compared to 63.7 million claims in the prior year. The increase in mail choice claims was primarily driven by the continued adoption of our Maintenance Choice offerings.

•

Our average revenue per mail choice claim, on a 30-day equivalent basis, decreased 5.1% in the three months ended March 31, 2018, compared to the prior year, primarily due to price compression and generic launches.

•

In the three months ended March 31, 2018, our pharmacy network claims processed, on a 30-day equivalent basis, increased 6.0% to 399.5 million claims compared to 376.8 million claims in the prior year. The increase in the pharmacy network claim volume was primarily due to net new business.

•	Our average revenue per pharmacy network claim processed, on a 30-day equivalent basis, decreased 2.7% in the three months ended March 31, 2018, compared to the prior year.

•

In the three months ended March 31, 2018, our total generic dispensing rate increased to 87.6%, compared to 87.0% in the prior year. The continued increase in our generic dispensing rate was primarily due to the impact of new generic drug introductions, and our continuous efforts to encourage plan members to use generic drugs when they are available and clinically appropriate. We believe our generic dispensing rate will continue to increase in future periods, albeit at a slower pace. This increase will be affected by, among other things, the number of new brand and generic drug introductions and our success at encouraging plan members to utilize generic drugs when they are available and clinically appropriate.

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

Gross profit increased $56 million, or 5.1%, to approximately $1.1 billion in the three months ended March 31, 2018, as compared to the prior year. The increase in gross profit dollars was primarily due to increased claims volume and improved purchasing economics, partially offset by continued pricing compression. Gross profit as a percentage of net revenues remained flat at 3.5% in the three months ended March 31, 2018, compared to the prior year.

As you review our Pharmacy Services Segment’s performance in this area, we believe you should consider the following important information about the business for the three months ended March 31, 2018:

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

Operating expenses increased $52 million, or 15.9%, to $377 million, or 1.2% as a percentage of net revenues, in the three months ended March 31, 2018, compared to $325 million, or 1.0% as a percentage of net revenues, in the prior year. The increase in operating expenses in the three months ended March 31, 2018 is primarily due to growth in the business, the reinstatement of the Affordable Care Act’s health insurer fee in 2018 as well as the acquisition of Wellpartner, Inc. in November 2017.

Retail/LTC Segment

The following table summarizes our Retail/LTC Segment’s performance for the respective periods:

	Three Months Ended
	March 31,
In millions	2018	2017
Net revenues	$20,432	$19,341
Gross profit	5,916	5,681
Gross profit % of net revenues	29.0%	29.4%
Operating expenses (1)(2)	4,292	4,248
Operating expenses % of net revenues	21.0%	22.0%
Operating profit	1,624	1,433
Operating profit % of net revenues	8.0%	7.4%
Net revenues:
Pharmacy	$15,500	$14,436
Front Store	4,726	4,620
Other	206	285
Prescriptions filled (90 Day = 3 prescriptions) (3)	328.8	303.1
Net revenue increase (decrease):
Total	5.6%	(3.8)%
Pharmacy	7.4%	(3.8)%
Front Store	2.3%	(3.9)%
Total prescription volume (90 Day = 3 prescriptions) (3)	8.5%	(0.6)%
Same store sales increase (decrease) (4):
Total	5.8%	(4.7)%
Pharmacy	7.3%	(4.7)%
Front Store	1.6%	(4.9)%
Prescription volume (90 Day = 3 prescriptions) (3)	8.5%	(1.4)%
Generic dispensing rates (3)	88.1%	87.5%

(1)

Operating expenses for the three months ended March 31, 2018 include an $86 million loss on the divestiture of the RxCrossroads subsidiary (see “Note 3 – Goodwill” to the condensed consolidated financial statements) and $3 million of acquisition-related integration costs related to the acquisition of Omnicare.

(2)

Operating expenses for the three months ended March 31, 2017 include a $199 million charge associated with store closures and $15 million of acquisition-related integration costs related to the acquisition of Omnicare.

(3)

Includes the adjustment to convert 90-day non-specialty prescriptions to the equivalent of three 30-day prescriptions. This adjustment reflects the fact that these prescriptions include approximately three times the amount of product days supplied compared to a normal prescription.

(4)

Same store sales and prescriptions exclude revenues from MinuteClinic, and revenue and prescriptions from stores in Brazil, LTC operations and, in 2017, from commercialization services provided through RxCrossroads.

As of March 31, 2018, we operated 9,847 retail locations (of which 8,099 were our stores that operated a pharmacy and 1,699 were our pharmacies located within Target stores), compared to 9,676 retail locations as of March 31, 2017.

Net Revenues

Net revenues in our Retail/LTC Segment increased $1.1 billion, or 5.6%, to approximately $20.4 billion in the three months ended March 31, 2018, as compared to the prior year. As you review our Retail/LTC Segment’s performance in this area, we believe you should consider the following important information about the business for the three months ended March 31, 2018:

•

Front store same store sales increased by 1.6% for the three months ended March 31, 2018, compared to the prior year. Front store sales were positively impacted by approximately 90 basis points, due to the shift of sales associated with the Easter holiday to the first quarter of 2018 from the second quarter of 2017. The impact of seasonal cough and cold accounted for approximately 70 basis points in additional favorability, as compared to the same quarter in the prior year. These increases were partially offset by softer customer traffic.

•

Pharmacy same store sales increased 7.3% for the three months ended March 31, 2018, principally due to the increase in pharmacy same store prescription volumes, which increased 8.5% on a 30-day equivalent basis, as well as the impact of year over year brand inflation.

•

Pharmacy revenues were negatively impacted by approximately 280 basis points due to the conversion of brand name drugs to equivalent generic drugs, which typically have a lower selling price. The generic dispensing rate grew to 88.1% for the three months ended March 31, 2018, compared to 87.5% in the prior year. In addition, our pharmacy revenue growth has also been affected by continued reimbursement pressure.

•	The results for the three months ended March 31, 2017 include approximately $0.1 billion related to RxCrossroads (“RxC”) which was sold on January 2, 2018.

•	Pharmacy revenue growth has been impacted by industry changes in the LTC business, such as continuing lower occupancy rates at skilled nursing facilities.

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

Gross profit increased $235 million, or 4.2%, to $5.9 billion in the three months ended March 31, 2018, as compared to the prior year. Gross profit as a percentage of net revenues decreased to 29.0% in the three months ended March 31, 2018, compared to 29.4% in the prior year.

The increase in gross profit dollars was primarily driven by increased volume, improved purchasing economics, and generic introductions, partially offset by continued reimbursement pressure. The decrease in gross profit as a percentage of net revenues in the three months ended March 31, 2018 was primarily due to continued reimbursement pressure on pharmacy, partially offset by increased front store margins.

As you review our Retail/LTC Segment’s performance in this area, we believe you should consider the following important information about the business for the three months ended March 31, 2018:

•

Our pharmacy gross profit rates have been adversely affected by the efforts of managed care organizations, PBMs and governmental and other third-party payors to reduce their prescription drug costs, including the use of restrictive networks, as well as changes in the mix of our business within the pharmacy portion of the Retail/LTC Segment. In the event the reimbursement pressure accelerates, we may not be able grow our revenues and gross profit dollars could be adversely impacted. The increased use of generic drugs has positively impacted our gross profit but has resulted in third-party payors augmenting their efforts to reduce reimbursement payments to retail pharmacies for prescriptions. This trend, which we expect to continue, reduces the benefit we realize from brand to generic product conversions.

Operating Expenses

Operating expenses in our Retail/LTC Segment include payroll and employee benefits, occupancy costs, selling expenses, advertising expenses, depreciation and amortization expense and certain administrative expenses.

Operating expenses increased $44 million to $4.3 billion, or 21.0% as a percentage of net revenues, in the three months ended March 31, 2018, as compared to $4.2 billion, or 22.0% as a percentage of net revenues, in the prior year. The increase in operating expenses in the three months ended March 31, 2018 was primarily due to the following:

•

As discussed in “Note 3 – Goodwill” to the condensed consolidated financial statements, on January 2, 2018, the Company sold RxC to McKesson Corporation for $725 million. The Company recorded an $86 million pre-tax loss on the sale of RxC, which was recorded in operating expenses. When the Company wrote down the carrying value of RxC to its fair value in 2017, one component of the remaining carrying value of RxC was deferred income tax liabilities of $86 million. During the first quarter of 2018, when the Company removed the net assets of RxC from its balance sheet, all but the deferred taxes liabilities were required to be used to determine any pre-tax gain or loss on the sale which resulted in the $86 million pre-tax loss on the sale. When the RxC deferred income tax liabilities were removed from the Company’s balance sheet as the result of the sale, the $86 million benefit of removing such deferred tax liabilities was recorded as a reduction of income tax expense.

•

An increase in operating expenses in the Retail/LTC Segment due to the increased volume described above, incremental costs associated with operating more stores, investments in the business to drive revenue growth, the impact of weather related events, and an increase in bad debt expense in the LTC reporting unit, primarily due to a customer bankruptcy.

•

These items were partially offset by a decrease in operating expenses due to our enterprise streamlining initiatives, including a $199 million decrease associated with store closures as compared to the same period in the prior year.

Corporate Segment

Operating Expenses

Operating expenses in our Corporate Segment include expenses from the Company’s executive management, corporate relations, legal, compliance, human resources, information technology and finance departments.

Operating expenses increased $43 million, or 19.0%, to $264 million in the three months ended March 31, 2018, as compared to the prior year. The change in operating expenses was primarily driven by an increase in acquisition-related transaction and integration costs of $40 million for the three months ended March 31, 2018 versus the same period in the prior year. The acquisition-related transaction and integration costs relate to the proposed Aetna acquisition.

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

The change in cash and cash equivalents is as follows:

	Three Months Ended March 31,
In millions	2018	2017
Net cash provided by operating activities	$2,355	$3,533
Net cash used in investing activities	(131)	(537)
Net cash provided by (used in) financing activities	38,140	(4,133)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$40,364	$(1,137)

Net cash provided by operating activities was approximately $2.4 billion in the three months ended March 31, 2018, compared to $3.5 billion in the three months ended March 31, 2017, primarily driven by timing of receipts based on new client activity.

Net cash used in investing activities was approximately $0.1 billion in the three months ended March 31, 2018, compared to $0.5 billion in the three months ended March 31, 2017. Cash used in investing activities decreased year over year due to $725 million in proceeds from the sale of RxC as discussed in “Note 3 – Goodwill” to the condensed consolidated financial statements, which was partially offset by an increase in cash used for acquisitions and other investments of approximately $0.3 billion in the current year.

Net cash provided by financing activities was $38.1 billion in the three months ended March 31, 2018, compared to net cash used in financing activities of $4.1 billion in the three months ended March 31, 2017. Cash provided by financing activities increased $42.3 billion primarily due to proceeds from the issuance of long-term debt of $39.4 billion, a $3.6 billion decrease in share repurchases in the current year due to the suspension of the share repurchase program, and $0.4 billion received in connection with interest rate hedge settlements. These cash inflows were partially offset by an increase in the repayment of short-term debt of $1.2 billion as compared to the prior year period.

The following share repurchase programs were authorized by the Company’s Board of Directors:

In billions		Remaining as of
Authorization Date	Authorized	March 31, 2018
November 2, 2016 (“2016 Repurchase Program”)	$15.0	$13.9
December 15, 2014 (“2014 Repurchase Program”)	10.0	—

The share Repurchase Programs, each of which were effective immediately, permit the Company to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase (“ASR”) transactions, and/or other derivative transactions. The 2014 Repurchase Program was completed during the second quarter of 2017. The 2016 Repurchase Program can be modified or terminated by the Board of Directors at any time.

During the three months ended March 31, 2018, the Company did not repurchase any shares of common stock pursuant to the 2016 Repurchase Program.

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

The Company did not have any commercial paper outstanding as of March 31, 2018. In connection with its commercial paper program, the Company maintains a $1.0 billion 364-day unsecured back-up credit facility, which expires on May 17, 2018, a $1.25 billion, five-year unsecured back-up credit facility, which expires on July 24, 2019, a $1.25 billion, five-year unsecured back-up credit facility, which expires on July 1, 2020, and a $1.0 billion, five-year unsecured back-up credit facility, which expires on May 18, 2022. The Company intends to renew its 364-day unsecured back-up credit facility prior to its expiration. The credit facilities allow for borrowings at various rates that are dependent, in part, on the Company’s public debt ratings and require the Company to pay a weighted average quarterly facility fee of approximately 0.02%, regardless of usage. As of March 31, 2018, there were no borrowings outstanding under the back-up credit facilities.

On March 9, 2018, the Company issued an aggregate of $40.0 billion of floating rate notes and unsecured senior notes, collectively the “Notes”, for total proceeds of approximately $39.4 billion, net of discounts and underwriting fees, comprised of the following:

In millions
3.125% senior notes due 2020	$2,000
Floating rate notes due 2020	1,000
3.35% senior notes due 2021	3,000
Floating rate notes due 2021	1,000
3.7% senior notes due 2023	6,000
4.1% senior notes due 2025	5,000
4.3% senior notes due 2028	9,000
4.78% senior notes due 2038	5,000
5.05% senior notes due 2048	8,000
Total debt principal	$40,000

The Notes pay interest semi-annually and contain redemption terms which allow or require the Company to redeem the Notes at a defined redemption price plus accrued and unpaid interest at the redemption date. The net proceeds of the Notes will be used to fund the proposed acquisition of Aetna.

If the Aetna acquisition has not been completed by September 3, 2019 (the “Outside Date”) or if, prior to such date, the merger agreement is terminated or the Company otherwise publicly announces that the merger will not be consummated, then the Company will be required to redeem all outstanding 2020 Floating Rate Notes, 2021 Floating Rate Notes, 2020 Notes, 2021 Notes, 2023 Notes, 2025 Notes, 2028 Notes and 2038 Notes at a redemption price equal to 101% of the aggregate principal amount of those notes plus accrued and unpaid interest. The 2048 Notes are not subject to this mandatory redemption provision.

On December 3, 2017, in connection with the proposed acquisition of Aetna, the Company entered into a $49.0 billion unsecured bridge loan facility. The Company paid approximately $221 million in fees upon entering into the agreement. The fees were capitalized in other current assets and were to be amortized as interest expense over the period the bridge facility is outstanding. The bridge loan facility was reduced to $44.0 billion on December 15, 2017 upon the Company entering into a $5.0 billion term loan agreement. As discussed above, on March 9, 2018, the Company issued unsecured senior notes with an aggregate principal of $40.0 billion. At this time, the bridge loan facility was reduced to $4.0 billion and the Company paid approximately $8 million in fees to retain the bridge loan facility through the date of the proposed Aetna acquisition. These fees were capitalized in other current assets and will be amortized as interest expense over the period the bridge facility is outstanding. The Company recorded $161 million of amortization of the bridge loan facility fees during the three months ended March 31, 2018, which was recorded in “Interest expense, net” on the condensed consolidated income statement.

Our back‑up credit facilities and unsecured senior notes contain customary restrictive financial and operating covenants. These covenants do not include a requirement for the acceleration of our debt maturities in the event of a downgrade in our credit rating. We do not believe the restrictions contained in these covenants materially affect our financial or operating flexibility. As of March 31, 2018, the Company is in compliance with all debt covenants.

As of March 31, 2018, our long-term debt was rated “Baa1” by Moody’s and “BBB” by Standard & Poor’s, and our commercial paper program was rated “P‑2” by Moody’s and “A‑2” by Standard & Poor’s. In December 2017, subsequent to the announcement of the proposed acquisition of Aetna, Moody’s changed the outlook on our long-term debt to “Under Review” from “Stable.” Similarly, S&P placed our-long-term debt outlook on “Watch Negative” from “Stable”. Upon the issuance of the Notes on March 9, 2018, Standard and Poor’s lowered its corporate credit rating on our long-term debt to “BBB” from “BBB+” and changed the outlook from “Watch Negative” to “Stable”. In assessing our credit strength, we believe that both Moody’s and Standard & Poor’s considered, among other things, our capital structure and financial policies as well as our consolidated balance sheet, our historical acquisition activity and other financial information. Although we currently believe our long-term debt ratings will remain investment grade, we cannot guarantee the future actions of Moody’s and/or Standard & Poor’s. Our debt ratings have a direct impact on our future borrowing costs, access to capital markets and new store operating lease costs.

Off-Balance Sheet Arrangements

In connection with executing operating leases, we provide a guarantee of the lease payments. We also finance a portion of our new store development through sale-leaseback transactions, which involve selling stores to unrelated parties and then leasing the stores back under leases that generally qualify and are accounted for as operating leases. We do not have any retained or contingent interests in the stores, and we do not provide any guarantees, other than a guarantee of the lease payments, in connection with the transactions. In accordance with GAAP, such operating leases are not reflected in our condensed consolidated balance sheet. See “Note 10 – Commitments and Contingencies” to the condensed consolidated financial statements for a detailed discussion of these guarantees.

Critical Accounting Policies

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which requires management to make certain estimates and apply judgment. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed consolidated financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our condensed consolidated financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our condensed consolidated financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

Revenue Recognition

Effective January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In March 2016, the FASB issued ASU 2016-08, “Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net),” which amends the principal-versus-agent implementation guidance and in April 2016 the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing,” which amends the guidance in those areas in the new revenue recognition standard. See the Adoption of New Revenue Recognition Standard section of “Note 1 - Accounting Policies” to the condensed consolidated financial statements for a detailed discussion of the adoption of this new revenue recognition standard.

Goodwill

During the third quarter of 2017, we performed our required annual impairment tests of goodwill. The results of the impairment tests indicated that there was no impairment of goodwill. The goodwill impairment tests resulted in the fair values of our Pharmacy Services and Retail Pharmacy reporting units exceeding their carrying values by significant margins. The fair values of our LTC and RxC reporting units exceeded their carrying values by approximately 1% and 6%, respectively. As of March 31, 2018, the goodwill balance in our LTC reporting unit was approximately $6.6 billion. As discussed in “Note 3 - Goodwill” to the condensed consolidated financial statements, on January 2, 2018, we sold our RxC reporting unit to McKesson Corporation and accordingly the remaining RxC goodwill was removed from our balance sheet.

The fair value of our reporting units is estimated using a combination of a discounted cash flow method and a market multiple method. The determination of the fair value of our reporting units requires the Company to make significant assumptions and estimates. These assumptions and estimates primarily include, but are not limited to, the selection of appropriate peer group companies; control premiums and valuation multiples appropriate for acquisitions in the industries in which the Company competes; discount rates, terminal growth rates; and forecasts of revenue, operating profit, depreciation and amortization, income taxes, capital expenditures and future working capital requirements. When determining these assumptions and preparing these estimates, we consider each reporting unit’s historical results and current operating trends and our consolidated revenues, profitability and cash flow results, forecasts and industry trends. Our estimates can be affected by a number of factors including, but not limited to general economic and regulatory conditions, our market capitalization, efforts of customers and payers to reduce costs including their prescription drug costs and/or increase member co-payments, the continued efforts of competitors to gain market share, and consumer spending patterns.

Our LTC reporting unit continues to face challenges that may affect our ability to grow the business at the rate that we had originally estimated when we made the acquisition of Omnicare and when we performed our prior year annual goodwill impairment test. These challenges include customer reimbursement pressures, lower occupancy rates in skilled nursing facilities, the deteriorating financial health of numerous skilled nursing facility customers, and client retention rates. We recently made a number of additions and changes to our LTC management team to better respond to these challenges. Our financial projections assume future script growth from our senior living initiative, acquisitions, as well as cost savings from labor productivity and other initiatives. The estimated fair value of our LTC reporting unit is dependent on earnings multiples of market participants in the pharmacy industry, including certain competitors and suppliers. The estimated fair value is also dependent on the corporate income tax rate which was lowered from 35% to 21% as a result of the TCJA in December 2017, which had a positive impact on future cash flows and the estimated fair value. If we do not achieve our forecasts, given the small excess of fair value over the related carrying value in the prior year, as well as current market conditions in the healthcare industry, it is reasonably possible that the operational performance of the LTC reporting unit could be below our current expectations in the near term and the goodwill of the LTC reporting unit could be deemed to be impaired by a material amount.

For a full description of our other critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Form 10‑K.

Cautionary Statement Concerning Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of the Company. In addition, the Company and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the U.S. Securities and Exchange Commission (“SEC”) and in its reports to stockholders, press releases, webcasts, conference calls, meetings and other communications. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “project,” “anticipate,” “will,” “should” and similar expressions identify statements that constitute forward-looking statements. All statements addressing operating performance of CVS Health Corporation or any subsidiary, events or developments that the Company expects or anticipates will occur in the future, including statements relating to corporate strategy; revenue growth; earnings or earnings per common share growth; adjusted earnings or adjusted earnings per common share growth; free cash flow; debt ratings; inventory levels; inventory turn and loss rates; store development; relocations and new market entries; retail pharmacy business, sales trends and operations; PBM business, sales trends and operations; specialty pharmacy business, sales trends and operations; LTC pharmacy business, sales trends and operations; the Company’s ability to attract or retain customers and clients; pending acquisitions, including the Aetna acquisition; Medicare Part D competitive bidding, enrollment and operations; new product development; and the impact of industry and regulatory developments, as well as statements expressing optimism or pessimism about future operating results or events, are forward-looking statements within the meaning of the Reform Act.

The forward-looking statements are and will be based upon management’s then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

By their nature, all forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons as described in our SEC filings, including those set forth in the Risk Factors section within the 2017 Annual Report on Form 10-K, and including, but not limited to:

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

•

A highly competitive business environment, including the uncertain impact of increased consolidation in the PBM industry, the possibility of combinations, joint ventures or other collaboration between PBMs and retailers, uncertainty concerning the ability of our retail pharmacy business to secure and maintain contractual relationships with PBMs and other payors on acceptable terms, uncertainty concerning the ability of our PBM business to secure and maintain competitive access, pricing and other contract terms from retail network pharmacies in an environment where some PBM clients are willing to consider adopting narrow or more restricted retail pharmacy networks, the possibility of our retail stores or specialty pharmacies being excluded from narrow or restricted networks, the potential of disruptive innovation from existing and new competitors and risks related to developing and maintaining a relevant experience for our customers.

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

•

Risks related to changes in legislation, regulation and government policy (including through the use of Executive Orders) that could significantly impact our business and the health care and retail industries, including, but not limited to, the possibility of major developments in tax policy or trade relations, such as the imposition of unilateral tariffs on imported products, changes with respect to the approval process for biosimilars, or changes or developments with respect to the regulation of drug pricing, including federal and state drug pricing programs.

•

Risks relating to any failure to properly maintain and protect our information technology systems, our information security systems, our infrastructure to support our business and the privacy and security of sensitive customer and business information, including from external intrusions and threats.

•

Risks related to compliance with a broad and complex regulatory framework, including compliance with new and existing federal, state and local laws and regulations relating to health care, network pharmacy reimbursement and auditing, accounting standards, corporate securities, tax, environmental and other laws and regulations affecting our business.

•

Risks related to litigation, government investigations and other legal proceedings as they relate to our business, the pharmacy services, retail pharmacy, LTC pharmacy, specialty pharmacy or retail clinic industries, or to the health care industry generally.

•

The risk that any condition related to the closing of any proposed acquisition, including the Aetna Acquisition, may not be satisfied on a timely basis or at all, including the inability to obtain required regulatory approvals of any proposed acquisition, including the Aetna Acquisition, or on the terms desired or anticipated; the risk that such approvals may result in the imposition of conditions that could adversely affect the resulting combined company or the expected benefits of any proposed transaction, including the Aetna Acquisition; and the risk that the proposed transactions, including the Aetna Acquisition fail to close for any other reason, which could negatively impact our stock price and our future business and financial results.

•

The possibility that the anticipated synergies and other benefits from any acquisition by us, including the Aetna Acquisition, will not be realized, or will not be realized within the expected time periods.

•

Other risks related to the Aetna Acquisition including the possibility of failing to retain existing management including key executives of Aetna, the potential for disruption of our business relationships due to uncertainty associated with the Aetna Acquisition, the increased difficulty for us to pursue alternatives to the Aetna Acquisition, and the possibility that the Aetna Acquisition may not be accretive to our earnings per share.

•

The risks and uncertainties related to our ability to integrate the operations, products, services and employees of any entities acquired by us, including the Aetna Acquisition and the effect of the potential disruption of management’s attention from ongoing business operations due to any pending acquisitions, including the Aetna Acquisition.

•	The accessibility or availability of adequate financing on a timely basis and on reasonable terms and the risks related to the indebtedness incurred to fund the Aetna Acquisition.

•

Risks related to the outcome of any legal proceedings related to, or involving any entity that is a part of, any proposed acquisition contemplated by us, including the risk that we may be subject to securities class action and derivative lawsuits in connection with the Aetna Acquisition.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2018, the Company did not have any interest rate, foreign currency exchange rate or commodity derivative instruments in place and believes that as of March 31, 2018 its exposure to interest rate risk (inherent in the Company’s debt portfolio), foreign currency exchange rate risk and commodity price risk is not material.

Item 4.   Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a‑15(f) and 15d‑15(f)) as of March 31, 2018, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to provide reasonable assurance that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a‑15 or Rule 15d‑15 that occurred in the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.   Legal Proceedings

I. Legal Proceedings

We refer you to “Note 10 - Commitments and Contingencies” contained in the “Notes to the Condensed Consolidated Financial Statements” of our Quarterly Report on Form 10‑Q for the three months ended March 31, 2018 for a description of our legal proceedings.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table presents the total number of shares purchased in the three months ended March 31, 2018, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to the 2016 Repurchase Program. See “Note 5 - Share Repurchase Programs” contained in the “Notes to the Condensed Consolidated Financial Statements” of our Quarterly Report on Form 10‑Q for the three months ended March 31, 2018.

				Approximate Dollar
			Total Number of Shares	Value of Shares that
	Total Number	Average	Purchased as Part of	May Yet Be
	of Shares	Price Paid per	Publicly Announced	Purchased Under the
Fiscal Period	Purchased	Share	Plans or Programs	Plans or Programs
January 1, 2018 through January 31, 2018	—	$—	—	$13,869,392,446
February 1, 2018 through February 28, 2018	—	$—	—	$13,869,392,446
March 1, 2018 through March 31, 2018	—	$—	—	$13,869,392,446
	—		—

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

3.2*	By‑laws of Registrant, as amended and restated [incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8‑K dated January 26, 2016 (Commission File No. 001‑01011)].
10.1	Form of Performance Stock Unit Agreement for Section 16 Officers.
10.2	Form of Performance Stock Unit Agreement for the Long-Term Incentive Plan.
15.1	Letter re: Unaudited Interim Financial Information.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from the CVS Health Corporation Quarterly Report on Form 10‑Q for the three months ended March 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related Footnotes to the Condensed Consolidated Financial Statements.

Signatures:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10‑Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CVS Health Corporation
(Registrant)

/s/ David M. Denton
David M. Denton
Executive Vice President and Chief Financial Officer
May 2, 2018