Form 10-Q
period 2018-06-30
CVS HEALTH Corp
filed 2018-08-08
CIK 64803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Common Stock, $0.01 par value, issued and outstanding at August 1, 2018:

1,018,063,785 shares

Part I	Item 1

CVS Health Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions, except per share amounts	2018	2017	2018	2017

Net revenues	$46,708	$45,685	$92,401	$90,199
Cost of revenues	39,507	38,759	78,341	76,702
Gross profit	7,201	6,926	14,060	13,497
Operating expenses:
Goodwill impairments	3,921	135	3,921	135
Other operating expenses	4,867	4,674	9,780	9,452
Operating profit (loss)	(1,587)	2,117	359	3,910
Interest expense, net	475	247	948	499
Other expense	3	7	6	14
Income (loss) before income tax provision	(2,065)	1,863	(595)	3,397
Income tax provision	497	766	969	1,338
Income (loss) from continuing operations	(2,562)	1,097	(1,564)	2,059
Income (loss) from discontinued operations, net of tax	(1)	1	(1)	(8)
Net income (loss)	(2,563)	1,098	(1,565)	2,051
Net income attributable to noncontrolling interests	—	—	—	(1)
Net income (loss) attributable to CVS Health	$(2,563)	$1,098	$(1,565)	$2,050

Basic earnings (loss) per share:
Income (loss) from continuing operations attributable to CVS Health	$(2.52)	$1.07	$(1.54)	$2.00
Loss from discontinued operations attributable to CVS Health	$—	$—	$—	$(0.01)
Net income (loss) attributable to CVS Health	$(2.52)	$1.07	$(1.54)	$1.99
Weighted average shares outstanding	1,018	1,019	1,017	1,024
Diluted earnings (loss) per share:
Income (loss) from continuing operations attributable to CVS Health	$(2.52)	$1.07	$(1.54)	$1.99
Loss from discontinued operations attributable to CVS Health	$—	$—	$—	$(0.01)
Net income (loss) attributable to CVS Health	$(2.52)	$1.07	$(1.54)	$1.98
Weighted average shares outstanding	1,018	1,024	1,017	1,029
Dividends declared per share	$0.50	$0.50	$1.00	$1.00

See accompanying notes to condensed consolidated financial statements.

CVS Health Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2018	2017	2018	2017

Net income (loss)	$(2,563)	$1,098	$(1,565)	$2,051
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(27)	(10)	(26)	(2)
Net cash flow hedges, net of tax	(4)	—	339	1
Total other comprehensive income (loss)	(31)	(10)	313	(1)
Comprehensive income (loss)	(2,594)	1,088	(1,252)	2,050
Comprehensive income attributable to noncontrolling interests	—	—	—	(1)
Comprehensive income (loss) attributable to CVS Health	$(2,594)	$1,088	$(1,252)	$2,049

See accompanying notes to condensed consolidated financial statements.

CVS Health Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
In millions, except per share amounts	2018	2017

Assets:
Cash and cash equivalents	$43,815	$1,696
Short-term investments	96	111
Accounts receivable, net	14,158	13,181
Inventories	14,922	15,296
Other current assets	799	945
Total current assets	73,790	31,229
Property and equipment, net	10,249	10,292
Goodwill	34,220	38,451
Intangible assets, net	13,322	13,630
Other assets	1,709	1,529
Total assets	$133,290	$95,131

Liabilities:
Accounts payable	$8,570	$8,863
Claims and discounts payable	11,743	10,355
Accrued expenses	7,640	6,609
Short-term debt	—	1,276
Current portion of long-term debt	3,540	3,545
Total current liabilities	31,493	30,648
Long-term debt	61,569	22,181
Deferred income taxes	3,054	2,996
Other long-term liabilities	1,563	1,611
Total liabilities	97,679	57,436

Shareholders’ equity:
CVS Health shareholders’ equity:
Preferred stock, par value $0.01: 0.1 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01: 3,200 shares authorized; 1,716 shares issued and 1,017 shares outstanding at June 30, 2018 and 1,712 shares issued and 1,014 shares outstanding at December 31, 2017	17	17
Capital surplus	32,264	32,079
Treasury stock, at cost: 698 shares at June 30, 2018 and 697 shares at December 31, 2017	(37,749)	(37,765)
Shares held in trust: 1 share at June 30, 2018 and December 31, 2017	(31)	(31)
Retained earnings	40,965	43,556
Accumulated other comprehensive income (loss)	141	(165)
Total CVS Health shareholders’ equity	35,607	37,691
Noncontrolling interests	4	4
Total shareholders’ equity	35,611	37,695
Total liabilities and shareholders’ equity	$133,290	$95,131

See accompanying notes to condensed consolidated financial statements.

CVS Health Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
In millions	2018	2017
Cash flows from operating activities:
Cash receipts from customers	$87,977	$88,343
Cash paid for inventory and prescriptions dispensed by retail network pharmacies	(72,500)	(73,748)
Cash paid to other suppliers and employees	(8,471)	(7,000)
Interest received	194	10
Interest paid	(560)	(539)
Income taxes paid	(1,351)	(1,534)
Net cash provided by operating activities	5,289	5,532

Cash flows from investing activities:
Purchases of property and equipment	(912)	(888)
Proceeds from sale of property and equipment and other assets	7	13
Acquisitions (net of cash acquired) and other investments	(573)	(275)
Purchase of available-for-sale investments	(36)	—
Maturities of available-for-sale investments	37	16
Proceeds from sale of subsidiary	725	—
Net cash used in investing activities	(752)	(1,134)

Cash flows from financing activities:
Decrease in short-term debt	(1,276)	(774)
Proceeds from issuance of long-term debt	39,376	—
Repayments of long-term debt	(1)	—
Derivative settlements	446	—
Repurchase of common stock	—	(3,961)
Dividends paid	(1,018)	(1,028)
Proceeds from exercise of stock options	130	189
Payments for taxes related to net share settlement of equity awards	(37)	(60)
Other	—	(1)
Net cash provided by (used in) financing activities	37,620	(5,635)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	42,157	(1,237)
Cash, cash equivalents and restricted cash at the beginning of the period	1,900	3,520
Cash, cash equivalents and restricted cash at the end of the period	$44,057	$2,283

Reconciliation of net income (loss) to net cash provided by operating activities:
Net income (loss)	$(1,565)	$2,051
Adjustments required to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,291	1,242
Goodwill impairments	3,921	135
Stock-based compensation	110	108
Deferred income taxes and other noncash items	252	21
Change in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(1,059)	(114)
Inventories	369	492
Other current assets	(45)	(31)
Other assets	(129)	(38)
Accounts payable and claims and discounts payable	1,045	180
Accrued expenses	1,143	1,345
Other long-term liabilities	(44)	141
Net cash provided by operating activities	$5,289	$5,532

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

The PSS’ specialty pharmacies support individuals that require complex and expensive drug therapies. The specialty pharmacy business includes mail order and retail specialty pharmacies that operate primarily under the CVS Caremark®, Navarro® Health Services and Advanced Care ScriptsTM (“ACS Pharmacy”) names. The Company also provides specialty infusion services and enteral nutrition services through Coram LLC and its subsidiaries (collectively, “Coram”).

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

The PSS operates primarily under the CVS Caremark® Pharmacy Services, Caremark®, CVS Caremark®, CVS Specialty®, AccordantCareTM, SilverScript®, Wellpartner®, Coram®, NovoLogix®, Navarro® Health Services and ACS PharmacyTM names. As of June 30, 2018, the PSS operated 25 retail specialty pharmacy stores, 18 specialty mail order pharmacies, four mail order dispensing pharmacies, and 87 branches for infusion and enteral services, including approximately 70 ambulatory infusion suites and three centers of excellence, located in 42 states, Puerto Rico and the District of Columbia.

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

The RLS also has long-term care (“LTC”) operations, which distribute prescription drugs and provide related pharmacy consulting and other ancillary services to chronic care facilities and other care settings. Prior to January 2, 2018, the RLS also provided commercialization services under the name RxCrossroads® (“RxC”). See “Note 3 – Goodwill” for a discussion of the divestiture of RxC.

As of June 30, 2018, the RLS included 9,880 retail stores (of which 8,130 were our stores that operated a pharmacy and 1,702 were our pharmacies located within Target stores) located in 49 states, the District of Columbia, Puerto Rico and Brazil operating primarily under the CVS Pharmacy®, CVS®, CVS Pharmacy y más®, Longs Drugs®, Navarro Discount Pharmacy® and Drogaria OnofreTM names, 37 onsite pharmacies primarily operating under the CarePlus CVS Pharmacy®, CarePlus® and CVS Pharmacy® names, and 1,112 retail health care clinics operating under the MinuteClinic® name (of which 1,108 were located in our retail pharmacy stores or Target stores), and our online retail websites, CVS.com®, Navarro.comTM and Onofre.com.brTM. LTC operations are comprised of 156 spoke pharmacies that primarily handle new prescription orders, of which 30 are also hub pharmacies that use proprietary automation to support spoke pharmacies with refill prescriptions. LTC operates primarily under the Omnicare® and NeighborCare® names.

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

As of June 30, 2018, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and the contingent consideration liability included in accrued expenses approximated their fair value due to the nature of these financial instruments. The Company invests in money market funds, commercial paper, time deposits and debt securities that are classified as cash and cash equivalents within the accompanying condensed consolidated balance sheets, as these funds are highly liquid and readily convertible to known amounts of cash. These investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company’s short-term investments of $96 million at June 30, 2018 consist of certificates of deposit with initial maturities of greater than three months when purchased that mature within one year from the balance sheet date. These investments, which are classified within Level 1 of the fair value hierarchy, are carried at fair value, which approximated historical cost at June 30, 2018. The carrying amount and estimated fair value of the Company’s total long-term debt was $65.1 billion and $64.7 billion, respectively, as of June 30, 2018. The fair value of the Company’s long-term debt was estimated based on quoted prices currently offered in active markets for the Company’s debt, which is considered Level 1 of the fair value hierarchy.

Accounts Receivable, Net

Included within accounts receivable, net are the following, which are reflected net of allowance for doubtful accounts, customer credit allowances, and contractual allowances:

	June 30,	December 31,
In millions	2018	2017
Trade receivables	$6,611	$7,873
Vendor and manufacturer receivables	7,038	5,109
Other receivables	509	199
Total accounts receivable, net	$14,158	$13,181

Related Party Transactions

The Company has an equity method investment in SureScripts, LLC (“SureScripts”), which operates a clinical health information network. The PSS and RLS utilize this clinical health information network in providing services to its client plan members and retail customers. The Company expensed fees for the use of this network of approximately $8 million in both the three months ended June 30, 2018 and 2017, and expensed fees for the use of this network of approximately $30 million and $25 million in the six months ended June 30, 2018 and 2017, respectively. The Company’s investment in and equity in earnings of SureScripts for all periods presented is immaterial.

The Company has an equity method investment in Heartland Healthcare Services (“Heartland”). Heartland operates several long-term care pharmacies in four states. Heartland paid the Company approximately $36 million and $30 million for pharmaceutical inventory purchases during the three months ended June 30, 2018 and 2017, respectively, and $71 million and $70 million for pharmaceutical inventory purchases during the six months ended June 30, 2018 and 2017, respectively. Additionally, the Company performs certain collection functions for Heartland and then passes those customer cash collections back to Heartland. The Company’s investment in and equity in earnings of Heartland for all periods presented is immaterial.

Discontinued Operations

In connection with certain business dispositions completed between 1991 and 1997, the Company retained guarantees on store lease obligations for a number of former subsidiaries, including Bob’s Stores and Linens ‘n Things, both of which subsequently filed for bankruptcy. See “Note 11 – Commitments and Contingencies” to the condensed consolidated financial statements. The Company’s discontinued operations include lease-related costs which the Company believes it will likely be required to satisfy pursuant to its lease guarantees.

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

Net revenues include (i) the portion of the price the client pays directly to the PSS, net of any discounts earned on brand drugs or other discounts and refunds paid back to the client (see “Drug Discounts” and “Guarantees” below), (ii) the price paid to the PSS by client plan members for mail order prescriptions (“Mail Co-Payments”) and the price paid to retail network pharmacies by client plan members for retail prescriptions (“Retail Co-Payments”), and (iii) claims based administrative fees for retail pharmacy network contracts. Sales taxes are not included in revenue.

The PSS recognizes revenue when control of the prescription drugs is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those prescription drugs. The following revenue recognition policies have been established for the PSS:

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

Medicare Part D – The PSS participates in the federal government’s Medicare Part D program as a prescription drug plan (“PDP”) through its SilverScript subsidiary. Net revenues include insurance premiums earned by the PDP, which are determined based on the PDP’s annual bid and related contractual arrangements with the United States Centers for Medicare and Medicaid Services (“CMS”). The insurance premiums include a beneficiary premium, which is the responsibility of the PDP member, and can be subsidized by CMS in the case of low-income members, and a direct premium paid by CMS. Premiums collected in advance are initially recorded within accrued expenses and other current liabilities and are then recognized ratably as revenue over the period in which members are entitled to receive benefits.

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

Disaggregation of Revenue

The following table disaggregates the Company’s revenue by major source in each segment for the three and six months ended June 30, 2018:

	Pharmacy		Intersegment	Consolidated
In millions	Services	Retail/LTC	Eliminations	Totals
Three Months Ended June 30, 2018
Major goods/services lines:
Pharmacy	$32,353	$15,805	$(7,211)	$40,947
Front Store	—	4,707	—	4,707
Other	894	160	—	1,054
Total	$33,247	$20,672	$(7,211)	$46,708

Pharmacy Services distribution channel:
Mail choice (1)	$11,787
Pharmacy network (2)	20,566
Other	894
Total	$33,247

Six Months Ended June 30, 2018
Major goods/services lines:
Pharmacy	$63,115	$31,305	$(14,168)	$80,252
Front Store	—	9,433	—	9,433
Other	2,350	366	—	2,716
Total	$65,465	$41,104	$(14,168)	$92,401

Pharmacy Services distribution channel:
Mail choice (1)	$22,995
Pharmacy network (2)	40,120
Other	2,350
Total	$65,465

(1)

Pharmacy Services mail choice is defined as claims filled at a Pharmacy Services mail facility, which includes specialty mail claims inclusive of Specialty Connect® claims picked up at retail, as well as prescriptions filled at our retail pharmacies under the Maintenance Choice® program.

(2)

Pharmacy Services pharmacy network is defined as claims filled at retail and specialty retail pharmacies, including our retail pharmacies and long-term care pharmacies, but excluding Maintenance Choice activity, which is included within the mail choice category.

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

The following table provides information about receivables and contract liabilities from contracts with customers:

	June 30,	December 31,
In millions	2018	2017
Trade receivables (included in accounts receivable, net)	$6,611	$7,873
Contract liabilities (included in accrued expenses)	72	53

During the six months ended June 30, 2018, the contract liabilities balance includes increases related to customers’ earnings in ExtraBucks Rewards or issuances of CVS Health gift cards and decreases for revenues recognized during the period as a result of the redemption of ExtraBucks Rewards or CVS Health gift cards and breakage of CVS Health gift cards. Below is a summary of the changes:

In millions
Balance, December 31, 2017	$53
Adoption of ASU 2014-09	17
Loyalty program earnings and gift card issuances	166
Redemption and breakage	(164)
Balance, June 30, 2018	$72

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

The following tables compare the reported condensed consolidated balance sheet, statement of operations, and statement of cash flows, as of and for the three and six months ended June 30, 2018, to the pro forma amounts had the previous revenue accounting guidance remained in effect:

	Impact of Change in Accounting Policy
	As Reported		Balances
	For the		Without
	Three Months Ended		Adoption of
In millions	June 30, 2018	Adjustments	Topic 606
Condensed Consolidated Statement of Operations:
Net revenues	$46,708	$3	$46,711
Cost of revenues	39,507	2	39,509
Gross profit	7,201	1	7,202
Operating profit (loss)	(1,587)	1	(1,586)
Income (loss) before income tax provision	(2,065)	1	(2,064)
Income tax provision	497	—	497
Income (loss) from continuing operations	(2,562)	1	(2,561)
Net income (loss)	(2,563)	1	(2,562)
Net income (loss) attributable to CVS Health	(2,563)	1	(2,562)

	Impact of Change in Accounting Policy
	As Reported		Balances
	As of/For the		Without
	Six Months Ended		Adoption of
In millions	June 30, 2018	Adjustments	Topic 606
Condensed Consolidated Statement of Operations:
Net revenues	$92,401	$10	$92,411
Cost of revenues	78,341	6	78,347
Gross profit	14,060	4	14,064
Operating profit	359	4	363
Income (loss) before income tax provision	(595)	4	(591)
Income tax provision	969	1	970
Income (loss) from continuing operations	(1,564)	3	(1,561)
Net income (loss)	(1,565)	3	(1,562)
Net income (loss) attributable to CVS Health	(1,565)	3	(1,562)

Condensed Consolidated Balance Sheet:
Accrued expenses	7,640	(21)	7,619
Deferred income taxes	3,054	5	3,059
Total liabilities	97,679	(16)	97,663
Retained earnings	40,965	16	40,981
Total CVS Health shareholders' equity	35,607	16	35,623
Total shareholders' equity	35,611	16	35,627

Condensed Consolidated Statement of Cash Flow:
Reconciliation of net income (loss) to net cash provided by operating activities:
Net income (loss)	(1,565)	3	(1,562)
Deferred income taxes and other noncash items	252	1	253
Accrued expenses	1,143	(4)	1,139

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

	June 30,	December 31,
In millions	2018	2017
Cash and cash equivalents	$43,815	$1,696
Restricted cash (included in other current assets)	14	14
Restricted cash (included in other assets)	228	190
Total cash, cash equivalents and restricted cash in the statement of cash flows	$44,057	$1,900

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

Restricted cash activity was previously reported in “acquisitions (net of cash acquired) and other investments” within investing cash flows on the Company’s condensed consolidated statement of cash flows. The following is a reconciliation of the effect on the relevant line items on the statement of cash flows for the six months ended June 30, 2017 as a result of adopting this new accounting guidance:

	As Previously
In millions	Reported	Adjustments	As Revised
Six Months Ended June 30, 2017
Acquisitions (net of cash acquired) and other investments	$(315)	$40	$(275)
Net cash used in investing activities	(1,174)	40	(1,134)
Net decrease in cash, cash equivalents and restricted cash (1)	(1,277)	40	(1,237)
Cash, cash equivalents, and restricted cash at the beginning of the period (1)	3,371	149	3,520
Cash, cash equivalents, and restricted cash at the end of the period (1)	2,094	189	2,283

(1)

Prior to the adoption of ASU 2016-18, these financial statement captions excluded restricted cash. The financial statement captions have been renamed to reflect the inclusion of restricted cash subsequent to the adoption of ASU 2016-18 on January 1, 2018.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). ASU 2018-02 permits entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act (“TCJA”) to retained earnings. The guidance states that because the adjustment of deferred income taxes due to the reduction of the historical corporate income tax rate to the newly enacted corporate income tax rate was required to be included in income from continuing operations, the tax effects of items within accumulated other comprehensive income (“stranded tax effects”) are not reflected at the appropriate tax rate. During the first quarter of 2018, the Company elected to early adopt this new standard and decreased accumulated other comprehensive income and increased retained earnings in the period of adoption by $7 million due to the change in the U.S. federal corporate income tax rate in December 2017. See “Note 6 – Accumulated Other Comprehensive Income (Loss)” to the condensed consolidated financial statements for the impact of the adoption of this standard on accumulated other comprehensive income for the six months ended June 30, 2018.

New Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Lessees will be required to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, a dual model was retained, requiring leases to be classified as either operating or finance leases. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model (e.g., certain definitions, such as initial direct costs, have been updated) and the new revenue recognition standard. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company believes that the new standard will have a material impact on its consolidated balance sheet. The Company intends to adopt the new standard on a modified retrospective basis. The Company has a cross-functional project team focused on the implementation of the new accounting standard. The project involves among other things the implementation of new leasing systems capable of producing the data to prepare the required accounting and disclosures under the new accounting standard. The Company expects to complete this project during the fourth quarter of 2018. The Company is still evaluating the effect that implementation of this standard will have on the Company’s consolidated results of operations, cash flows, financial position and related disclosures.

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

The proposed transaction was approved by stockholders of CVS Health and shareholders of Aetna at meetings held on March 13, 2018. The proposed acquisition remains subject to customary closing conditions, including the expiration of the waiting period under the federal Hart-Scott-Rodino Antitrust Improvements Act of 1976 and approvals of state departments of insurance and U.S. and international regulators.

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

During the third quarter of 2017, the Company performed its required annual impairment tests of goodwill. The results of the impairment tests indicated that there was no impairment of goodwill. The fair value of the LTC reporting unit exceeded its carrying value by a narrow margin of approximately 1%. During 2018, the LTC reporting unit has continued to experience challenges that have impacted management’s ability to grow the business at the rate that was originally estimated when the Company made the acquisition of Omnicare, Inc. and when the prior year annual goodwill impairment test was performed. These challenges include lower client retention rates, lower occupancy rates in skilled nursing facilities, the deteriorating financial health of numerous skilled nursing facility customers, and continued facility reimbursement pressures. In June 2018, LTC management submitted their initial budget for 2019 and updated their 2018 annual forecast which showed a deterioration in the financial results for the remainder of 2018 and in 2019, which also caused management to update their long term forecast beyond 2019. Based on these updated projections, management determined that there were indicators that the LTC reporting unit’s goodwill may be impaired and, accordingly, an interim goodwill impairment test was performed as of June 30, 2018. The results of the impairment test showed that the fair value of the LTC reporting unit was lower than the carrying value, resulting in a $3.9 billion pre-tax goodwill impairment charge. The fair value of the LTC reporting unit was determined using a combination of a discounted cash flow method and a market multiple method. In addition to the lower financial projections, higher risk-free interest rates and lower market multiples of the peer group companies contributed to the amount of the goodwill impairment charge. As of June 30, 2018, the remaining goodwill balance in the LTC reporting unit after recording the goodwill impairment is approximately $2.7 billion. The Company also performed an impairment test of the intangible assets of the LTC reporting unit and none were impaired as of June 30, 2018.

On January 2, 2018, the Company sold RxCrossroads (“RxC”) to McKesson Corporation for $725 million, at which time the remaining goodwill of this reporting unit was removed from the condensed consolidated balance sheet.

Below is a summary of the changes in the carrying value of goodwill by segment for the six months ended June 30, 2018:

	Pharmacy
In millions	Services	Retail/LTC	Total
Balance, December 31, 2017	$21,819	$16,632	$38,451
Acquisitions	67	35	102
Foreign currency translation adjustments	—	(14)	(14)
Divestiture of RxCrossroads subsidiary	—	(398)	(398)
Impairment	—	(3,921)	(3,921)
Balance, June 30, 2018	$21,886	$12,334	$34,220

Note 4 – Borrowings and Credit Agreements

	June 30,	December 31,
In millions	2018	2017
Short-term debt
Commercial paper	$—	$1,276

Long-term debt
3.25% senior exchange debentures due 2035	—	1
1.9% senior notes due 2018	2,250	2,250
2.25% senior notes due 2018	1,250	1,250
2.25% senior notes due 2019	850	850
2.8% senior notes due 2020	2,750	2,750
3.125% senior notes due 2020	2,000	—
Floating rate notes due 2020	1,000	—
2.125% senior notes due 2021	1,750	1,750
4.125% senior notes due 2021	550	550
3.35% senior notes due 2021	3,000	—
Floating rate notes due 2021	1,000	—
2.75% senior notes due 2022	1,250	1,250
3.5% senior notes due 2022	1,500	1,500
4.75% senior notes due 2022	399	399
4% senior notes due 2023	1,250	1,250
3.7% senior notes due 2023	6,000	—
3.375% senior notes due 2024	650	650
5% senior notes due 2024	299	299
3.875% senior notes due 2025	2,828	2,828
4.1% senior notes due 2025	5,000	—
2.875% senior notes due 2026	1,750	1,750
6.25% senior notes due 2027	372	372
4.3% senior notes due 2028	9,000	—
4.875% senior notes due 2035	652	652
4.78% senior notes due 2038	5,000	—
6.125% senior notes due 2039	447	447
5.75% senior notes due 2041	133	133
5.3% senior notes due 2043	750	750
5.125% senior notes due 2045	3,500	3,500
5.05% senior notes due 2048	8,000	—
Capital lease obligations	667	670
Other	19	43
Total debt principal	65,866	27,170
Debt premiums	26	28
Debt discounts and deferred financing costs	(783)	(196)
	65,109	27,002
Less:
Short-term debt (commercial paper)	—	(1,276)
Current portion of long-term debt	(3,540)	(3,545)
Long-term debt	$61,569	$22,181

The Company did not have any commercial paper outstanding as of June 30, 2018. In connection with its commercial paper program, the Company maintains a $1.75 billion 364-day unsecured back-up credit facility, which expires on May 16, 2019, a $1.25 billion, five-year unsecured back-up credit facility, which expires on July 1, 2020, a $1.0 billion, five-year unsecured back-up credit facility, which expires on May 18, 2022, and a $2.0 billion, five-year unsecured back-up credit facility, which expires on May 17, 2023. The credit facilities allow for borrowings at various rates that are dependent, in part, on the Company’s public debt ratings and require the Company to pay a weighted average quarterly facility fee of approximately 0.03%, regardless of usage. As of June 30, 2018 and December 31, 2017, there were no borrowings outstanding under the back-up credit facilities.

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

On December 3, 2017, in connection with the proposed acquisition of Aetna, the Company entered into a $49.0 billion unsecured bridge loan facility. The Company paid approximately $221 million in fees upon entering into the agreement. The fees were capitalized in other current assets and are being amortized as interest expense over the period the bridge facility is outstanding. The bridge loan facility was reduced to $44.0 billion on December 15, 2017 upon the Company entering into a $5.0 billion term loan agreement. As discussed above, on March 9, 2018, the Company issued unsecured senior notes with an aggregate principal of $40.0 billion. At this time, the bridge loan facility was reduced to $4.0 billion and the Company paid approximately $8 million in fees to retain the bridge loan facility through the date of the proposed Aetna acquisition. These fees were capitalized in other current assets and will be amortized as interest expense over the period the bridge facility is outstanding. The Company recorded $8 million and $169 million of amortization of the bridge loan facility fees during the three and six months ended June 30, 2018, respectively, which was recorded in “Interest expense, net” on the condensed consolidated statements of operations.

Note 5 – Share Repurchase Programs

The following share repurchase programs have been authorized by the Company’s Board of Directors:

In billions		Remaining as of
Authorization Date	Authorized	June 30, 2018
November 2, 2016 (“2016 Repurchase Program”)	$15.0	$13.9
December 15, 2014 (“2014 Repurchase Program”)	10.0	—

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

During the six months ended June 30, 2018, the Company did not repurchase any shares of common stock pursuant to the 2016 Repurchase Program.

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

Note 6 – Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments, cash flow hedges associated with the forecasted issuance of long-term debt, and changes in the net actuarial gains and losses associated with pension and other postretirement benefit plans. The following table summarizes the activity within the components of accumulated other comprehensive income.

Changes in accumulated other comprehensive income (loss) by component is shown on the following tables:

	Three Months Ended June 30, 2018 (1)
			Pension and
			Other
	Foreign	Cash Flow	Postretirement
In millions	Currency	Hedges	Benefits	Total
Balance, March 31, 2018	$(128)	$325	$(25)	$172
Other comprehensive loss:
Other comprehensive loss before reclassifications	(27)	—	—	(27)
Amounts reclassified from accumulated other comprehensive income (2)	—	(4)	—	(4)
Other comprehensive loss	(27)	(4)	—	(31)
Balance, June 30, 2018	$(155)	$321	$(25)	$141

	Three Months Ended June 30, 2017 (1)
			Pension and
			Other
	Foreign	Cash Flow	Postretirement
	Currency	Hedges	Benefits	Total
Balance, March 31, 2017	$(119)	$(4)	$(173)	$(296)
Other comprehensive loss:
Other comprehensive loss before reclassifications	(10)	—	—	(10)
Amounts reclassified from accumulated other comprehensive income (loss) (2)	—	—	—	—
Other comprehensive loss	(10)	—	—	(10)
Balance, June 30, 2017	$(129)	$(4)	$(173)	$(306)

	Six Months Ended June 30, 2018 (1)
			Pension and
			Other
	Foreign	Cash Flow	Postretirement
	Currency	Hedges	Benefits	Total
Balance, December 31, 2017	$(129)	$(15)	$(21)	$(165)
Reclassifications to retained earnings in accordance with ASU 2018-02 (3)	—	(3)	(4)	(7)
	(129)	(18)	(25)	(172)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	(26)	344	—	318
Amounts reclassified from accumulated other comprehensive income (loss) (2)	—	(5)	—	(5)
Other comprehensive income (loss)	(26)	339	—	313
Balance, June 30, 2018	$(155)	$321	$(25)	$141

	Six Months Ended June 30, 2017 (1)
			Pension and
			Other
	Foreign	Cash Flow	Postretirement
	Currency	Hedges	Benefits	Total
Balance, December 31, 2016	$(127)	$(5)	$(173)	$(305)
Other comprehensive income (loss):
Other comprehensive loss before reclassifications	(2)	—	—	(2)
Amounts reclassified from accumulated other comprehensive income (loss) (2)	—	1	—	1
Other comprehensive income (loss)	(2)	1	—	(1)
Balance, June 30, 2017	$(129)	$(4)	$(173)	$(306)

(1)	All amounts are net of tax.
(2)

The amounts reclassified from accumulated other comprehensive income for cash flow hedges are recorded within interest expense, net on the condensed consolidated statements of operations. The amounts reclassified from accumulated other comprehensive income for pension and other postretirement benefits are included in other expense on the condensed consolidated statements of operations.

(3)	See “Note 1 – Accounting Policies” to the condensed consolidated financial statements for additional information on the adoption of ASU 2018-02 during the first quarter of 2018.

Beginning in December 2017 and during the first quarter of 2018, the Company entered into several interest rate swap and treasury lock transactions to manage interest rate risk. These agreements were designated as cash flow hedges and were used to hedge the exposure to variability in future cash flows resulting from changes in interest rates related to the anticipated issuance of long-term debt in connection with the proposed acquisition of Aetna.

On March 9, 2018, the Company issued unsecured senior notes with an aggregate principal of $40.0 billion as discussed in “Note 4 – Borrowings and Credit Agreements” to the condensed consolidated financial statements. In connection with the issuance of the Notes, the Company terminated all outstanding cash flow hedges. In connection with the hedge transactions, the Company received a net amount of $446 million from the hedge counterparties upon termination, which was recorded as a deferred gain, net of tax, of $331 million in accumulated other comprehensive income (loss) and will be reclassified as a reduction of interest expense over the life of the underlying debt. The Company expects to reclassify approximately $18 million in gains associated with these cash flow hedges into earnings within the next 12 months.

Note 7 – Stock-Based Compensation

A summary of stock-based compensation for each of the respective periods is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2018	2017	2018	2017
Stock-based compensation:
Stock options	$11	$14	$25	$34
Restricted stock units and performance share units	43	39	85	74
Total stock-based compensation	$54	$53	$110	$108

Note 8 – Interest Expense, Net

The following are the components of interest expense, net:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2018	2017	2018	2017
Interest expense	$689	$251	$1,212	$509
Interest income	(214)	(4)	(264)	(10)
Interest expense, net	$475	$247	$948	$499

Note 9 – Earnings (Loss) Per Share

Earnings (loss) per share is computed using the two-class method. For periods in which the Company reports net income, diluted earnings per share is determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period, unless the effect is antidilutive. Due to the loss from continuing operations attributable to CVS Health in the three and six months ended June 30, 2018, 1.9 million and 2.3 million, respectively, of potentially dilutive common equivalent shares were excluded from the calculation of diluted earnings per share, as the impact of these shares was antidilutive. In addition, options to purchase 15.3 million and 14.3 million shares of common stock were outstanding, but were not included in the calculation of diluted earnings per share, for the three and six months ended June 30, 2018, respectively, because the exercise prices of the options were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. For the same reason, options to purchase 11.0 million and 9.4 million shares of common stock were outstanding, but were not included in the calculation of diluted earnings per share, for the three and six months ended June 30, 2017, respectively.

The following is a reconciliation of basic and diluted earnings (loss) per share from continuing operations for the respective periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions, except per share amounts	2018	2017	2018	2017
Numerator for earnings (loss) per share calculation:
Income (loss) from continuing operations	$(2,562)	$1,097	$(1,564)	$2,059
Income from continuing operations allocated to participating securities	(1)	(3)	(3)	(8)
Income from continuing operations attributable to noncontrolling interests	—	—	—	(1)
Income (loss) from continuing operations attributable to CVS Health	$(2,563)	$1,094	$(1,567)	$2,050

Denominator for earnings (loss) per share calculation:
Weighted average shares, basic	1,018	1,019	1,017	1,024
Effect of dilutive securities	—	5	—	5
Weighted average shares, diluted	1,018	1,024	1,017	1,029

Earnings (loss) per share from continuing operations:
Basic	$(2.52)	$1.07	$(1.54)	$2.00
Diluted	$(2.52)	$1.07	$(1.54)	$1.99

Note 10 – Segment Reporting

The Company has two operating segments, Pharmacy Services and Retail/LTC, as well as a Corporate segment.

In conjunction with the Company’s implementation of a new enterprise resource planning system in the first quarter of 2018, the Company changed the manner in which certain shared functional costs are allocated to its reportable segments. Segment financial information for the three and six months ended June 30, 2017, has been retrospectively adjusted to reflect this change to the cost allocation methodology as shown below:

	Three Months Ended June 30, 2017
	Pharmacy			Intersegment	Consolidated
In millions	Services	Retail/LTC	Corporate	Eliminations	Totals
Cost of revenues, as previously reported	$30,856	$13,879		$(5,985)	$38,750
Adjustments	12	(3)		—	9
Cost of revenues, as adjusted	$30,868	$13,876		$(5,985)	$38,759

Gross profit, as previously reported	$1,469	$5,675		$(209)	$6,935
Adjustments	(12)	3		—	(9)
Gross profit, as adjusted	$1,457	$5,678		$(209)	$6,926

Operating expenses, as previously reported	$334	$4,264	$240	$(20)	$4,818
Adjustments	11	(14)	(6)	—	(9)
Operating expenses, as adjusted	$345	$4,250	$234	$(20)	$4,809

Operating profit (loss), as previously reported	$1,135	$1,411	$(240)	$(189)	$2,117
Adjustments	(23)	17	6	—	—
Operating profit (loss), as adjusted	$1,112	$1,428	$(234)	$(189)	$2,117

	Six Months Ended June 30, 2017
	Pharmacy			Intersegment	Consolidated
In millions	Services	Retail/LTC	Corporate	Eliminations	Totals
Cost of revenues, as previously reported	$60,983	$27,544		$(11,843)	$76,684
Adjustments	26	(8)		—	18
Cost of revenues, as adjusted	$61,009	$27,536		$(11,843)	$76,702

Gross profit, as previously reported	$2,565	$11,351		$(401)	$13,515
Adjustments	(26)	8		—	(18)
Gross profit, as adjusted	$2,539	$11,359		$(401)	$13,497

Operating expenses, as previously reported	$646	$8,529	$466	$(36)	$9,605
Adjustments	24	(31)	(11)	—	(18)
Operating expenses, as adjusted	$670	$8,498	$455	$(36)	$9,587

Operating profit (loss), as previously reported	$1,919	$2,822	$(466)	$(365)	$3,910
Adjustments	(50)	39	11	—	—
Operating profit (loss), as adjusted	$1,869	$2,861	$(455)	$(365)	$3,910

The following is a reconciliation of the Company’s segments to the accompanying condensed consolidated financial statements:

	Pharmacy			Intersegment	Consolidated
In millions	Services(1)	Retail/LTC	Corporate	Eliminations(2)	Totals
Three Months Ended
June 30, 2018:
Net revenues	$33,247	$20,672	$—	$(7,211)	$46,708
Gross profit	1,495	5,912	—	(206)	7,201
Operating profit (loss) (3)(4)	1,088	(2,225)	(263)	(187)	(1,587)
June 30, 2017:
Net revenues	32,325	19,554	—	(6,194)	45,685
Gross profit (5)	1,457	5,678	—	(209)	6,926
Operating profit (loss) (3)(6)	1,112	1,428	(234)	(189)	2,117
Six Months Ended
June 30, 2018:
Net revenues	$65,465	$41,104	$—	$(14,168)	$92,401
Gross profit	2,633	11,828	—	(401)	14,060
Operating profit (loss) (3)(4)(6)	1,849	(601)	(527)	(362)	359
June 30, 2017:
Net revenues	63,548	38,895	—	(12,244)	90,199
Gross profit (5)	2,539	11,359	—	(401)	13,497
Operating profit (loss) (3)(6)	1,869	2,861	(455)	(365)	3,910

(1)

Net revenues of the Pharmacy Services Segment include approximately $2.8 billion and $2.7 billion of retail co‑payments for the three months ended June 30, 2018 and 2017, respectively, as well as $6.1 billion and $5.8 billion of retail co‑payments for the six months ended June 30, 2018 and 2017, respectively.

(2)

Intersegment eliminations relate to intersegment revenue generating activities that occur between the Pharmacy Services Segment and the Retail/LTC Segment. These occur in the following ways: when members of Pharmacy Services Segment clients (“members”) fill prescriptions at the Company’s retail pharmacies to purchase covered products, when members enrolled in programs such as Maintenance Choice® elect to pick up maintenance prescriptions at one of the Company’s retail pharmacies instead of receiving them through the mail, or when members have prescriptions filled at the Company’s long-term care pharmacies. When these occur, both the Pharmacy Services and Retail/LTC segments record the revenues, gross profit and operating profit on a stand-alone basis.

(3)

The Retail/LTC Segment operating profit (loss) for the three and six months ended June 30, 2018 and 2017 include goodwill impairment charges of $3.9 billion related to the LTC reporting unit and $135 million related to the RxCrossroads reporting unit, respectively. See “Note 3 – Goodwill” to the condensed consolidated financial statements. The Retail/LTC Segment operating loss for the six months ended June 30, 2018 also includes an $86 million loss on the divestiture of the RxCrossroads subsidiary. The Retail/LTC Segment operating profit for the three and six months ended June 30, 2017 also includes $6 million and $205 million, respectively, of charges associated with store closures.

(4)

The Corporate Segment operating loss for the three and six months ended June 30, 2018 include $39 million and $79 million, respectively, in acquisition-related transaction and integration costs related to the proposed Aetna acquisition.

(5)	The Retail/LTC Segment gross profit for the three and six months ended June 30, 2017 each include $5 million of acquisition-related integration costs related to the acquisition of Omnicare.
(6)

The Retail/LTC Segment operating profit (loss) for the six months ended June 30, 2018 and 2017 include $3 million and $25 million, respectively, of acquisition-related integration costs. The Retail/LTC Segment operating profit for the three months ended June 30, 2017 includes $10 million of acquisition-related integration costs. The integration costs are related to the acquisition of Omnicare.

Note 11 – Commitments and Contingencies

Lease Guarantees

Between 1995 and 1997, the Company sold or spun off a number of subsidiaries, including Bob’s Stores, Linens ‘n Things, and Marshalls. In many cases, when a former subsidiary leased a store, the Company provided a guarantee of the store’s lease obligations. When the subsidiaries were disposed of and accounted for as discontinued operations, the Company’s guarantees remained in place, although each initial purchaser has agreed to indemnify the Company for any lease obligations the Company was required to satisfy. If any of the purchasers or any of the former subsidiaries were to become insolvent and failed to make the required payments under a store lease, the Company could be required to satisfy these obligations. As of June 30, 2018, the Company guaranteed approximately 85 such store leases (excluding the lease guarantees related to Linens ‘n Things, which have been recorded as a liability on the condensed consolidated balance sheet), with the maximum remaining lease term extending through 2029.

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

•

United States ex rel. Jack Chin v. Walgreen Company, et al. (U.S. District Court for the Central District of California). In March 2010, the Company received a subpoena from the U.S. Department of Health and Human Services, Office of the Inspector General requesting information about programs under which the Company has offered customers remuneration conditioned upon the transfer of prescriptions for drugs or medications to the Company’s pharmacies in the form of gift cards, cash, non-prescription merchandise or discounts or coupons for non-prescription merchandise. In October 2016, the U.S. District Court for the Central District of California unsealed a qui tam complaint, filed in April 2009 against CVS Pharmacy and other retail pharmacies, alleging that the Company violated the federal False Claims Act, and the False Claims Acts of several states, by offering such programs. The complaint was served on the Company in January 2017. In December 2017, the same court unsealed a second qui tam complaint filed by the same relator in September 2017. The complaint is based on the same factual allegations but asserts a legal theory the Court did not permit him to add to the original case. The federal government has declined intervention in both cases. In April 2018, the Court dismissed the second lawsuit. In May 2018, the Court allowed the relator’s motion to amend the complaint to add additional related legal theories. The Company is defending the matter.

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

•

United States ex rel. Sally Schimelpfenig and John Segura v. Dr. Reddy's Laboratories Limited and Dr. Reddy's Laboratories, Inc. (U.S. District Court for the Eastern District of Pennsylvania). In November 2015, the Court unsealed a second amended qui tam complaint filed in September 2015. The U.S. Department of Justice (“DOJ”) declined to intervene in this action. The relators allege that the Company, Walgreens, Wal-Mart, and Dr. Reddy’s Laboratories violated the federal and various state False Claims Acts by dispensing prescriptions in unit dose packaging supplied by Dr. Reddy’s that was not compliant with the Consumer Product Safety Improvement Act and the Poison Preventive Packaging Act and thereby allegedly rendering the drugs misbranded under the Food, Drug and Cosmetic Act. In March 2017, the Court granted the Company’s motion to dismiss with leave to file an amended complaint. In March 2018, the Court granted the Company’s motion to dismiss an amended complaint with prejudice. In June 2018, the plaintiffs filed a notice of appeal.

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

•

National Opioid Litigation. In December 2017, the United States Judicial Panel on Multidistrict Litigation consolidated numerous cases filed against various defendants by plaintiffs such as counties, cities, hospitals, Indian tribes, and third-party payors, alleging claims generally concerning the impacts of widespread opioid abuse. The consolidated multidistrict litigation captioned In re National Prescription Opiate Litigation (MDL No. 2804) is pending in the U.S. District Court for the Northern District of Ohio. This multidistrict litigation presumptively includes more than 200 relevant federal court cases that name the Company. Approximately 25 similar cases that name the Company in some capacity are pending in state courts. Such cases include a case that was re-filed in Oklahoma Circuit Court by the Cherokee Nation after it was dismissed voluntarily by the Cherokee Nation in the District Court of Cherokee Nation. The Company is defending all such federal and state matters. Additionally, the Company has received from the Attorney Generals of several states subpoenas, civil investigative demands, and/or other requests concerning opioids.

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

•

Bewley, et al. v. CVS Health Corporation, et al. and Prescott, et al. v. CVS Health Corporation, et al. (both pending in the U.S. District Court for the Western District of Washington). These putative class actions were filed in May 2017 against the Company and other pharmacy benefit managers and manufacturers of glucagon kits (Bewley) and diabetes test strips (Prescott). Both cases allege that, by contracting for rebates with the manufacturers of these diabetes products, the Company and other PBMs caused list prices for these products to increase, thereby harming certain consumers. The primary claims are made under federal antitrust laws, the federal Racketeer Influenced and Corrupt Organizations Act (“RICO”), state unfair competition and consumer protection laws, and the federal Employee Retirement Income Security Act (“ERISA”). These cases have both been transferred to the United States District Court for the District of New Jersey on defendants’ motions. The Company is defending these lawsuits.

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

•

Shareholder Matters. In August and September 2017, four complaints were filed by putative derivative plaintiffs against certain officers and directors of the Company. Three of those actions, Sherman v. Merlo, et al., Feghali v. Merlo, et al., and Banchalter v. Merlo, et al., were filed in the U.S. District Court for the District of Rhode Island. A fourth, Boron v. Bracken, et al., was filed in Rhode Island Superior Court. These matters assert a variety of causes of action, including breach of fiduciary duty, waste of corporate assets, unjust enrichment, civil conspiracy and violation of Section 14(a) of the Exchange Act, and are premised on the allegation that the defendants approved business plans that exposed the Company to various litigations and investigations. The three federal matters have been stayed pending resolution of certain of the underlying matters, and the Company has filed a motion to dismiss the state court action.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CVS Health Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of CVS Health Corporation (the Company) as of June 30, 2018, the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2018 and 2017, the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2018 and 2017, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

August 8, 2018

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

Pharmacy Services Segment

Our Pharmacy Services Segment provides a full range of pharmacy benefit management (“PBM”) solutions, including plan design offerings and administration, formulary management, Medicare Part D services, mail order pharmacy, specialty pharmacy and infusion services, retail pharmacy network management services, prescription management systems, clinical services, disease management services and medical spend management.

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

Our specialty pharmacies support individuals who require complex and expensive drug therapies. Our specialty pharmacy business includes mail order and retail specialty pharmacies that operate primarily under the CVS Caremark®, Navarro® Health Services and Advanced Care ScriptsTM (“ACS Pharmacy”) names. The Pharmacy Services Segment also provides health management programs, which include integrated disease management for 18 conditions, through our AccordantCareTM rare disease management offering. In addition, through our SilverScript Insurance Company subsidiary, we are a national provider of drug benefits to eligible beneficiaries under the federal government’s Medicare Part D program. The Pharmacy Services Segment operates primarily under the CVS Caremark® Pharmacy Services, Caremark®, CVS Caremark®, CVS Specialty®, AccordantCareTM, SilverScript®, Wellpartner®, Coram®, NovoLogix®, Navarro® Health Services and ACS PharmacyTM names. As of June 30, 2018, the Pharmacy Services Segment operated 25 retail specialty pharmacy stores, 18 specialty mail order pharmacies, four mail order dispensing pharmacies, and 87 branches for infusion and enteral services, including approximately 70 ambulatory infusion suites and three centers of excellence, located in 42 states, Puerto Rico and the District of Columbia.

Retail/LTC Segment

Our Retail/LTC Segment sells prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, personal care products, convenience foods, seasonal merchandise, greeting cards and photo finishing, through our CVS Pharmacy®, CVS®,  CVS Pharmacy y más®,  Longs Drugs®, Navarro Discount Pharmacy® and Drogaria OnofreTM retail locations and online through CVS.com®, Navarro.comTM and Onofre.com.brTM. The Retail/LTC Segment also includes the long-term care operations of Omnicare, which distribute prescription drugs and provide related pharmacy consulting and other ancillary services to chronic care facilities and other care settings. The Retail/LTC operations also included commercialization services which were provided under the name RxCrossroads® (“RxC”), until the sale of RxC was completed on January 2, 2018. See “Note 3 - Goodwill” to the condensed consolidated financial statements for more information. Our Retail/LTC Segment derives the majority of its revenues through the sale of prescription drugs, which are dispensed by our nearly 32,000 pharmacists. Our Retail/LTC Segment also provides health care services through our MinuteClinic® health care clinics. MinuteClinics are staffed by nurse practitioners and physician assistants who utilize nationally recognized protocols to diagnose and treat minor health conditions, perform health screenings, monitor chronic conditions and deliver vaccinations. As of June 30, 2018, our Retail/LTC Segment included 9,880 retail stores (of which 8,130 were our stores that operated a pharmacy and 1,702 were our pharmacies located within Target stores) located in 49 states, the District of Columbia, Puerto Rico and Brazil operating primarily under the CVS Pharmacy®, CVS®,  CVS Pharmacy y más®,  Longs Drugs®, Navarro Discount Pharmacy® and Drogaria OnofreTM names, 37 onsite pharmacies primarily operating under the CarePlus CVS Pharmacy®, CarePlus® and CVS Pharmacy® names, 1,112 retail health care clinics operating under the MinuteClinic® name (of which 1,108 were located in our retail pharmacy stores or Target stores), and our online retail websites, CVS.com®, Navarro.comTM and Onofre.com.brTM. LTC operations are comprised of 156 spoke pharmacies that primarily handle new prescription orders, of which 30 are also hub pharmacies that use proprietary automation to support spoke pharmacies with refill prescriptions. LTC operates primarily under the Omnicare® and NeighborCare® names.

Corporate Segment

The Corporate Segment provides management and administrative services to support the Company. The Corporate Segment consists of certain aspects of our executive management, corporate relations, legal, compliance, human resources, information technology and finance departments.

Results of Operations

The following discussion explains the material changes in our results of operations for the three and six months ended June 30, 2018 and 2017, and the significant developments affecting our financial condition since December 31, 2017. We strongly recommend that you read our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Exhibit 13 to our 2017 Form 10‑K along with this report.

Summary of the Condensed Consolidated Financial Results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions, except per share amounts	2018	2017 (1)	2018	2017 (1)
Net revenues	$46,708	$45,685	$92,401	$90,199
Cost of revenues	39,507	38,759	78,341	76,702
Gross profit	7,201	6,926	14,060	13,497
Operating expenses:
Goodwill impairments	3,921	135	3,921	135
Other operating expenses	4,867	4,674	9,780	9,452
Operating profit (loss)	(1,587)	2,117	359	3,910
Interest expense, net	475	247	948	499
Other expense	3	7	6	14
Income (loss) before income tax provision	(2,065)	1,863	(595)	3,397
Income tax provision	497	766	969	1,338
Income (loss) from continuing operations	(2,562)	1,097	(1,564)	2,059
Income (loss) from discontinued operations, net of tax	(1)	1	(1)	(8)
Net income (loss)	(2,563)	1,098	(1,565)	2,051
Net income attributable to noncontrolling interests	—	—	—	(1)
Net income (loss) attributable to CVS Health	$(2,563)	$1,098	$(1,565)	$2,050

(1)

Financial information for the three and six months ended June 30, 2017 has been retrospectively adjusted to reflect a change to the Company’s cost allocation methodology effective January 1, 2018. See “Note 10 – Segment Reporting ” to the condensed consolidated financial statements for further discussion.

Net Revenues

Net revenues increased approximately $1.0 billion, or 2.2%, and $2.2 billion, or 2.4%, in the three and six months ended June 30, 2018, respectively, as compared to the prior year. The increase is due to increases in both the Pharmacy Services Segment and the Retail/LTC Segment. The increase in the Pharmacy Services Segment was driven by growth in pharmacy network claim volume, attributable to net new business, and mail choice claim volume, driven by the continued adoption of our Maintenance Choice offerings and increased specialty pharmacy claims, as well as brand inflation. These increases were partially offset by continued price compression and increased generic dispensing. The increase in the Retail/LTC Segment was primarily due to increased prescription volume and brand inflation, partially offset by continued reimbursement pressure and the impact of recent generic introductions. Generic prescription drugs typically have a lower selling price than brand name prescription drugs.

Please see the section entitled “Segment Analysis” below for additional information regarding net revenues.

Gross Profit

Gross profit dollars increased $275 million, or 4.0%, and $563 million, or 4.2%, in the three and six months ended June 30, 2018, respectively, as compared to the prior year. Gross profit dollars for the three and six months ended June 30, 2018 were positively impacted by increased prescription volume, improved purchasing economics and the impact of recent generic introductions in both segments, partially offset by continued reimbursement pressure and pricing compression. Gross profit as a percentage of net revenues increased approximately 25 basis points in the three months ended June 30, 2018 to 15.4%, as compared to the prior year. Gross profit as a percentage of net revenues increased approximately 25 basis points in the six months ended June 30, 2018 to 15.2%, as compared to the prior year.  The increase in gross profit as a percentage of net revenues was driven by the increased weighting toward the Retail/LTC Segment, which has a higher gross profit than the Pharmacy Services Segment.

Please see the section entitled “Segment Analysis” below for additional information regarding gross profit.

Operating Expenses

Operating expenses increased $4.0 billion, or 82.8%, and $4.1 billion, or 42.9%, in the three and six months ended June 30, 2018, respectively, as compared to the prior year. Operating expenses as a percentage of net revenues increased approximately 830 and 420 basis points in the three and six months ended June 30, 2018, respectively, as compared to the prior year. The increase in operating expenses in the three and six months ended June 30, 2018 was primarily due to the following:

•

Goodwill impairments increased $3.8 billion in the three and six months ended June 30, 2018, due to a goodwill impairment charge of $3.9 billion in the LTC reporting unit in the three and six months ended June 30, 2018 (see “Note 3 – Goodwill” to our condensed consolidated financial statements), compared to a $135 million goodwill impairment charge in the RxC reporting unit recorded in the three and six months ended June 30, 2017 in connection with the possible sale of RxC. See further discussion of goodwill under “Critical Accounting Policies” later in this document.

•	An $86 million loss in the six months ended June 30, 2018 on the divestiture of the RxCrossroads subsidiary included in our Retail/LTC Segment.

•

An increase in acquisition-related transaction and integration costs of $34 million and $62 million in the three and six months ended June 30, 2018, respectively, versus the same periods in the prior year.

•	An increase in operating expenses in the Pharmacy Services and Retail/LTC segments as discussed under “Segment Analysis” later in this document.

These items were partially offset by:

•

A decrease in operating expenses as a result of a lack of charges associated with store closures in the three and six months ended June 30, 2018, for which we incurred $6 million and $205 million in connection with our enterprise streamlining initiatives in the three and six months ended June 30, 2017, respectively.

Please see the section entitled “Segment Analysis” below for additional information regarding operating expenses.

Interest Expense, net

Interest expense, net, increased $228 million and $449 million in the three and six months ended June 30, 2018, respectively, as compared to the prior year. The increase in the three and six months ended June 30, 2018 was primarily due to the amortization of bridge facility fees of $8 million and $169 million, respectively, for the unsecured bridge facility entered into in December 2017, as well as interest expense of $433 million and $545 million, respectively, on the $40 billion of senior notes issued in March 2018 and the $5 billion term loan facility. These increases were partially offset by interest income on the investment of the proceeds of the $40 billion debt issuance of $202 million and $244 million, respectively, in the three and six months ended June 30, 2018. See “Note 4 - Borrowings and Credit Agreements” to the condensed consolidated financial statements for additional information.

For additional information on our financing activities, please see the “Liquidity and Capital Resources” section below.

Income Tax Provision

Our effective income tax rate was (24.1)% and (162.9)% for the three and six months ended June 30, 2018, respectively, compared to 41.1% and 39.4% for the three and six months ended June 30, 2017, respectively. The difference in the effective income tax rate was primarily due to the $3.9 billion goodwill impairment charge recognized in the three months ended June 30, 2018, which is not deductible for income tax purposes, as well as the enactment of the Tax Cuts and Jobs Act (the “Act”) in December 2017, which lowered the 2018 federal corporate income tax rate from 35% to 21%. The Company has not completed its processes to determine the full and final impact of the Act. That impact may differ, possibly materially, from the provisional amount recorded for year ended December 31, 2017, due to, among other things, changes in interpretations and assumptions the Company has made, guidance that may be issued and actions the Company may take as a result of the Act, and the completion of the Company’s 2017 tax returns.

Income (Loss) from Discontinued Operations

The loss from discontinued operations of $8 million for the six months ended June 30, 2017, was primarily comprised of a $15 million charge (net of tax of $6 million) associated with lease guarantees the Company provided on store lease obligations of Bob’s Stores, a former subsidiary of the Company that filed for bankruptcy subsequent to its disposition. See “Note 11 - Commitments and Contingencies” to the Company’s condensed consolidated financial statements.

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

In conjunction with the Company’s implementation of a new enterprise resource planning system in the first quarter of 2018, the Company changed the manner in which certain shared functional costs are allocated to its reportable segments. Segment financial information for the three and six months ended June 30, 2017, has been retrospectively adjusted to reflect this change to the cost allocation methodology as shown in “Note 10 – Segment Reporting” to the condensed consolidated financial statements.

The following is a reconciliation of our segments to the condensed consolidated financial statements:

	Pharmacy			Intersegment	Consolidated
In millions	Services(1)	Retail/LTC	Corporate	Eliminations(2)	Totals
Three Months Ended
June 30, 2018:
Net revenues	$33,247	$20,672	$—	$(7,211)	$46,708
Gross profit	1,495	5,912	—	(206)	7,201
Operating profit (loss) (3)(4)	1,088	(2,225)	(263)	(187)	(1,587)
June 30, 2017:
Net revenues	32,325	19,554	—	(6,194)	45,685
Gross profit (5)	1,457	5,678	—	(209)	6,926
Operating profit (loss) (3)(6)	1,112	1,428	(234)	(189)	2,117
Six Months Ended
June 30, 2018:
Net revenues	65,465	41,104	—	(14,168)	92,401
Gross profit	2,633	11,828	—	(401)	14,060
Operating profit (loss) (3)(4)(6)	1,849	(601)	(527)	(362)	359
June 30, 2017:
Net revenues	63,548	38,895	—	(12,244)	90,199
Gross profit (5)	2,539	11,359	—	(401)	13,497
Operating profit (loss) (3)(6)	1,869	2,861	(455)	(365)	3,910

(1)

Net revenues of the Pharmacy Services Segment include approximately $2.8 billion and $2.7 billion of retail co‑payments for the three months ended June 30, 2018 and 2017, respectively, as well as $6.1 billion and $5.8 billion of retail co‑payments for the six months ended June 30, 2018 and 2017, respectively.

(2)

Intersegment eliminations relate to intersegment revenue generating activities that occur between the Pharmacy Services Segment and the Retail/LTC Segment. These occur in the following ways: when members of Pharmacy Services Segment clients (“members”) fill prescriptions at the Company’s retail pharmacies to purchase covered products, when members enrolled in programs such as Maintenance Choice® elect to pick up maintenance prescriptions at one of the Company’s retail pharmacies instead of receiving them through the mail, or when members have prescriptions filled at the Company’s long-term care pharmacies. When these occur, both the Pharmacy Services and Retail/LTC segments record the revenues, gross profit and operating profit on a stand-alone basis.

(3)

The Retail/LTC Segment operating profit (loss) for the three and six months ended June 30, 2018 and 2017 include goodwill impairment charges of $3.9 billion related to the LTC reporting unit and $135 million related to the RxCrossroads reporting unit, respectively. See “Note 3 – Goodwill” to the condensed consolidated financial statements. The Retail/LTC Segment operating loss for the six months ended June 30, 2018 also includes an $86 million loss on the divestiture of the RxCrossroads subsidiary. The Retail/LTC Segment operating profit for the three and six months ended June 30, 2017 also include $6 million and $205 million, respectively, of charges associated with store closures.

(4)

The Corporate Segment operating loss for the three and six months ended June 30, 2018 includes $39 million and $79 million, respectively, in acquisition-related transaction and integration costs related to the proposed Aetna acquisition.

(5)	The Retail/LTC Segment gross profit for the three and six months ended June 30, 2017 each include $5 million of acquisition-related integration costs related to the acquisition of Omnicare.
(6)

The Retail/LTC Segment operating profit (loss) for the six months ended June 30, 2018 and 2017 include $3 million and $25 million, respectively, of acquisition-related integration costs. The Retail/LTC Segment operating profit for the three months ended June 30, 2017 includes $10 million of acquisition-related integration costs. The integration costs are related to the acquisition of Omnicare.

Pharmacy Services Segment

The following table summarizes our Pharmacy Services Segment’s performance for the respective periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2018	2017	2018	2017
Net revenues	$33,247	$32,325	$65,465	$63,548
Gross profit	1,495	1,457	2,633	2,539
Gross profit % of net revenues	4.5%	4.5%	4.0%	4.0%
Operating expenses	407	345	784	670
Operating expenses % of net revenues	1.2%	1.1%	1.2%	1.1%
Operating profit	1,088	1,112	1,849	1,869
Operating profit % of net revenues	3.3%	3.4%	2.8%	2.9%
Net revenues:
Mail choice (1)	$11,787	$11,512	$22,995	$22,360
Pharmacy network (2)(4)	20,566	19,941	40,120	38,928
Other (4)	894	872	2,350	2,260
Pharmacy claims processed (90 Day = 3 prescriptions) (3):
Total	470.1	441.6	938.9	882.1
Mail choice (1)	71.9	65.6	141.2	129.3
Pharmacy network (2)	398.2	376.0	797.7	752.8
Generic dispensing rate (3):
Total	87.6%	87.2%	87.6%	87.1%
Mail choice (1)	84.0%	83.1%	83.9%	82.9%
Pharmacy network (2)	88.2%	87.9%	88.3%	87.8%
Mail choice penetration rate (3)	15.3%	14.9%	15.0%	14.7%

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

(4)	Amounts revised for the three and six months ended June 30, 2017 to reflect the reclassification of Medicare Part D premium revenues from pharmacy network revenues to other revenues.

Net Revenues

Net revenues in our Pharmacy Services Segment increased $922 million, or 2.8%, to $33.2 billion in the three months ended June 30, 2018, as compared to the prior year. Net revenues in our Pharmacy Services Segment increased $1.9 billion, or 3.0%, to $65.5 billion in the six months ended June 30, 2018, as compared to the prior year. The increase is primarily due to growth in pharmacy network and mail choice claim volume as well as brand inflation, partially offset by increased price compression and generic dispensing. As you review our Pharmacy Services Segment’s performance in this area, we believe you should consider the following important information about the business for the three and six months ended June 30, 2018:

•

In the three months ended June 30, 2018, our mail choice claims processed, on a 30-day equivalent basis, increased 9.5% to 71.9 million claims compared to 65.6 million claims in the prior year. In the six months ended June 30, 2018, our mail choice claims processed, on a 30-day equivalent basis, increased 9.2% to 141.2 million claims compared to 129.3 million claims in the prior year. The increase in mail choice claims was primarily driven by the continued adoption of our Maintenance Choice offerings and an increase in specialty pharmacy claims.

•

Our average revenue per mail choice claim, on a 30-day equivalent basis, decreased 6.5% and 5.8% in the three and six months ended June 30, 2018, respectively, compared to the prior year, primarily due to price compression.

•

In the three months ended June 30, 2018, our pharmacy network claims processed, on a 30-day equivalent basis, increased 5.9% to 398.2 million claims compared to 376.0 million claims in the prior year. In the six months ended June 30, 2018, our pharmacy network claims processed, on a 30-day equivalent basis, increased 6.0% to 797.7 million claims compared to 752.8 million claims in the prior year. The increase in the pharmacy network claim volume was primarily due to net new business.

•	Our average revenue per pharmacy network claim processed, on a 30-day equivalent basis, decreased 2.7% in both the three and six months ended June 30, 2018, respectively, compared to the prior year.

•

In the three months ended June 30, 2018, our total generic dispensing rate increased to 87.6%, compared to 87.2% in the prior year. In the six months ended June 30, 2018, our total generic dispensing rate increased to 87.6%, compared to 87.1% in the prior year. The continued increase in our generic dispensing rate was primarily due to the impact of new generic drug introductions, and our continuous efforts to encourage plan members to use generic drugs when they are available and clinically appropriate. We believe our generic dispensing rate will continue to increase in future periods, albeit at a slower pace. This increase will be affected by, among other things, the number of new brand and generic drug introductions and our success at encouraging plan members to utilize generic drugs when they are available and clinically appropriate.

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

Gross profit increased $38 million, or 2.6%, to approximately $1.5 billion in the three months ended June 30, 2018, as compared to the prior year. Gross profit increased $94 million, or 3.7%, to approximately $2.6 billion in the six months ended June 30, 2018, as compared to the prior year. The increase in gross profit dollars was primarily due to increased claims volume and improved purchasing economics, partially offset by continued pricing compression. Gross profit as a percentage of net revenues remained flat at 4.5% in the three months ended June 30, 2018, compared to the prior year. Gross profit as a percentage of net revenues also remained flat at 4.0% in the six months ended June 30, 2018, compared to the prior year.

As you review our Pharmacy Services Segment’s performance in this area, we believe you should consider the following important information about the business for the three and six months ended June 30, 2018:

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

Operating expenses increased $62 million, or 17.7%, to $407 million, or 1.2% as a percentage of net revenues, in the three months ended June 30, 2018, compared to $345 million, or 1.1% as a percentage of net revenues, in the prior year. Operating expenses increased $114 million, or 16.8%, to $784 million, or 1.2% as a percentage of net revenues, in the six months ended June 30, 2018, compared to $670 million, or 1.1% as a percentage of net revenues, in the prior year.

The increase in operating expenses in the three and six months ended June 30, 2018 is primarily due to growth in the business, including acquisitions, and the reinstatement of the Affordable Care Act’s health insurer fee in 2018.

Retail/LTC Segment

The following table summarizes our Retail/LTC Segment’s performance for the respective periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2018	2017	2018	2017
Net revenues	$20,672	$19,554	$41,104	$38,895
Gross profit (1)	5,912	5,678	11,828	11,359
Gross profit % of net revenues	28.6%	29.0%	28.8%	29.2%
Operating expenses (2)(3)	8,137	4,250	12,429	8,498
Operating expenses % of net revenues	39.4%	21.7%	30.2%	21.8%
Operating profit (loss)	(2,225)	1,428	(601)	2,861
Operating profit (loss) % of net revenues (4)	NM	7.3%	NM	7.4%
Net revenues:
Pharmacy	$15,805	$14,597	$31,305	$29,033
Front Store	4,707	4,699	9,433	9,319
Other	160	258	366	543
Prescriptions filled (90 Day = 3 prescriptions) (5)	329.7	301.6	658.5	604.7
Net revenue increase (decrease):
Total	5.7%	(2.2)%	5.7%	(3.0)%
Pharmacy	8.3%	(2.5)%	7.8%	(3.1)%
Front Store	0.2%	(1.3)%	1.2%	(2.6)%
Total prescription volume (90 Day = 3 prescriptions) (5)	9.3%	0.2%	8.9%	(0.2)%
Same store sales increase (decrease) (6):
Total	5.9%	(2.6)%	5.9%	(3.7)%
Pharmacy	8.3%	(2.8)%	7.8%	(3.7)%
Front Store	(1.0)%	(2.1)%	0.3%	(3.5)%
Prescription volume (90 Day = 3 prescriptions) (5)	9.5%	0.0%	9.0%	(0.7)%
Generic dispensing rates (5)	88.1%	87.6%	88.1%	87.6%

(1)	Gross profit for the three and six months ended June 30, 2017 each include $5 million of acquisition-related integration costs related to the acquisition of Omnicare.
(2)

Operating expenses for the six months ended June 30, 2018 and 2017 include $3 million and $20 million, respectively, of acquisition-related integration costs. Operating expenses for the three months ended June 30, 2017 includes $5 million of acquisition-related integration costs. The integration costs are related to the acquisition of Omnicare.

(3)

Operating expenses for the three and six months ended June 30, 2018 and 2017 include goodwill impairment charges of $3.9 billion related to the LTC reporting unit and $135 million related to the RxCrossroads reporting unit, respectively. See “Note 3 – Goodwill” to the condensed consolidated financial statements. The operating expenses for the six months ended June 30, 2018 also includes an $86 million loss on the divestiture of the RxCrossroads subsidiary. Operating expenses for the three and six months ended June 30, 2017 also include $6 million and $205 million, respectively, of charges associated with store closures.

(4)	Percentages for the three and six months ended June 30, 2018 are not meaningful.
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

As of June 30, 2018, we operated 9,880 retail locations (of which 8,130 were our stores that operated a pharmacy and 1,702 were our pharmacies located within Target stores), compared to 9,700 retail locations as of June 30, 2017.

Net Revenues

Net revenues in our Retail/LTC Segment increased $1.1 billion, or 5.7%, to approximately $20.7 billion in the three months ended June 30, 2018, as compared to the prior year. Net revenues in our Retail/LTC Segment increased $2.2 billion, or 5.7%, to approximately $41.1 billion in the six months ended June 30, 2018, as compared to the prior year. As you review our Retail/LTC Segment’s performance in this area, we believe you should consider the following important information about the business for the three and six months ended June 30, 2018:

•

Front store same store sales decreased by 1.0% and increased by 0.3% for the three and six months ended June 30, 2018, respectively, compared to the prior year. For the three months ended June 30, 2018, front store sales were negatively impacted by approximately 90 basis points, due to the shift of sales associated with the Easter holiday from the second quarter of 2017 to the first quarter of 2018, as well as softer customer traffic, partially offset by an increase in basket size.

•

Pharmacy same store sales increased 8.3% and 7.8%, respectively, for the three and six months ended June 30, 2018. The increase was driven by the increase in pharmacy same store prescription volumes, which increased 9.5% and 9.0%, respectively, on a 30-day equivalent basis, due to continued adoption of our Patient Care Programs, partnerships with PBMs and health plans, and our inclusion in a number of additional Medicare Part D networks this year, as well as the impact of year over year brand inflation.

•

Pharmacy revenues continue to be negatively impacted by the conversion of brand name drugs to equivalent generic drugs, which typically have a lower selling price. The generic dispensing rate grew to 88.1% for both the three and six months ended June 30, 2018, compared to 87.6% for both periods in the prior year. In addition, our pharmacy revenue growth has also been negatively affected by continued reimbursement pressure.

•	The results for the three and six months ended June 30, 2017 include approximately $0.1 billion and $0.2 billion, respectively, related to RxCrossroads (“RxC”) which was sold on January 2, 2018.

•

Pharmacy revenue growth has been impacted by industry challenges in the LTC business, such as continuing lower occupancy rates at skilled nursing facilities, as well as the deteriorating financial health of many skilled nursing facilities.

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

Gross profit increased $234 million, or 4.1%, to $5.9 billion in the three months ended June 30, 2018, as compared to the prior year. Gross profit increased $469 million, or 4.1%, to $11.8 billion in the six months ended June 30, 2018, as compared to the prior year. Gross profit as a percentage of net revenues decreased to 28.6% in the three months ended June 30, 2018, compared to 29.0% in the prior year. Gross profit as a percentage of net revenues decreased to 28.8% in the six months ended June 30, 2018, compared to 29.2% in the prior year.

The increase in gross profit dollars was primarily driven by increased volume, improved purchasing economics, and generic introductions, partially offset by continued reimbursement pressure. The decrease in gross profit as a percentage of net revenues in the three and six months ended June 30, 2018 was primarily due to continued reimbursement pressure on pharmacy, partially offset by increased front store margins.

As you review our Retail/LTC Segment’s performance in this area, we believe you should consider the following important information about the business for the three and six months ended June 30, 2018:

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

Operating expenses increased $3.9 billion to $8.1 billion, or 39.4% as a percentage of net revenues, in the three months ended June 30, 2018, as compared to $4.3 billion, or 21.7% as a percentage of net revenues, in the prior year. Operating expenses increased $3.9 billion to $12.4 billion, or 30.2% as a percentage of net revenues, in the six months ended June 30, 2018, as compared to $8.5 billion, or 21.8% as a percentage of net revenues, in the prior year. The increase in operating expenses in the three and six months ended June 30, 2018 was primarily due to the following:

•

A goodwill impairment charge of $3.9 billion in the three and six months ended June 30, 2018 in the LTC reporting unit (see “Note 3 – Goodwill” to our condensed consolidated financial statements), as compared to a $135 million goodwill impairment charge in the RxC reporting unit recorded in the three and six months ended June 30, 2017 in connection with the possible sale of RxC. See further discussion of goodwill under “Critical Accounting Policies” later in this document.

•	An $86 million pre-tax loss recorded on the sale of RxCrossroads in the six months ended June 30, 2018.

•

An increase in operating expenses in the Retail/LTC Segment due to the increased prescription volume described previously, incremental costs associated with operating more stores, and investments in the business to drive revenue growth.

•

These items were partially offset by a decrease in operating expenses as a result of a lack of charges associated with store closures in the three and six months ended June 30, 2018, for which we incurred $6 million and $205 million in connection with our enterprise streamlining initiatives in the three and six months ended June 30, 2017, respectively.

Corporate Segment

Operating Expenses

Operating expenses in our Corporate Segment include expenses from the Company’s executive management, corporate relations, legal, compliance, human resources, information technology and finance departments.

Operating expenses increased $29 million, or 12.9%, to $263 million, and $72 million, or 15.9%, to $527 million, in the three and six months ended June 30, 2018, respectively, as compared to the prior year. The change in operating expenses was primarily driven by an increase in acquisition-related transaction and integration costs of $39 million and $79 million for the three and six months ended June 30, 2018, respectively, versus the same period in the prior year. The acquisition-related transaction and integration costs relate to the proposed Aetna acquisition.

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

The change in cash and cash equivalents is as follows:

	Six Months Ended June 30,
In millions	2018	2017
Net cash provided by operating activities	$5,289	$5,532
Net cash used in investing activities	(752)	(1,134)
Net cash provided by (used in) financing activities	37,620	(5,635)
Net increase (decrease) in cash, cash equivalents and restricted cash	$42,157	$(1,237)

Net cash provided by operating activities was approximately $5.3 billion in the six months ended June 30, 2018, compared to $5.5 billion in the six months ended June 30, 2017. The decrease was primarily driven by the timing of client payments.

Net cash used in investing activities was approximately $0.8 billion in the six months ended June 30, 2018, compared to $1.1 billion in the six months ended June 30, 2017. Cash used in investing activities decreased by approximately $0.4 billion year over year due to the receipt of $725 million in proceeds from the sale of RxC as discussed in “Note 3 – Goodwill” to the condensed consolidated financial statements, which was partially offset by an increase in cash used for acquisitions and other investments of approximately $0.3 billion in the current year.

Net cash provided by financing activities was $37.6 billion in the six months ended June 30, 2018, compared to net cash used in financing activities of $5.6 billion in the six months ended June 30, 2017. Cash provided by financing activities increased $43.3 billion primarily due to net proceeds from the issuance of long-term debt of $39.4 billion, a $4.0 billion decrease in share repurchases in the current year due to the suspension of the share repurchase program, and $0.4 billion received in connection with interest rate hedge settlements. These cash inflows were partially offset by an increase in the repayment of short-term debt of $0.5 billion as compared to the prior year period.

The following share repurchase programs have been authorized by the Company’s Board of Directors:

In billions		Remaining as of
Authorization Date	Authorized	June 30, 2018
November 2, 2016 (“2016 Repurchase Program”)	$15.0	$13.9
December 15, 2014 (“2014 Repurchase Program”)	10.0	—

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

During the six months ended June 30, 2018, the Company did not repurchase any shares of common stock pursuant to the 2016 Repurchase Program.

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

The Company did not have any commercial paper outstanding as of June 30, 2018. In connection with its commercial paper program, the Company maintains a $1.75 billion 364-day unsecured back-up credit facility, which expires on May

16, 2019, a $1.25 billion, five-year unsecured back-up credit facility, which expires on July 1, 2020, a $1.0 billion, five-year unsecured back-up credit facility, which expires on May 18, 2022, and a $2.0 billion, five-year unsecured back-up credit facility, which expires on May 17, 2023. The credit facilities allow for borrowings at various rates that are dependent, in part, on the Company’s public debt ratings and require the Company to pay a weighted average quarterly facility fee of approximately 0.03%, regardless of usage. As of June 30, 2018, there were no borrowings outstanding under the back-up credit facilities.

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

On December 3, 2017, in connection with the proposed acquisition of Aetna, the Company entered into a $49.0 billion unsecured bridge loan facility. The Company paid approximately $221 million in fees upon entering into the agreement. The fees were capitalized in other current assets and were to be amortized as interest expense over the period the bridge facility is outstanding. The bridge loan facility was reduced to $44.0 billion on December 15, 2017 upon the Company entering into a $5.0 billion term loan agreement. As discussed above, on March 9, 2018, the Company issued unsecured senior notes with an aggregate principal of $40.0 billion. At this time, the bridge loan facility was reduced to $4.0 billion and the Company paid approximately $8 million in fees to retain the bridge loan facility through the date of the proposed Aetna acquisition. These fees were capitalized in other current assets and will be amortized as interest expense over the period the bridge facility is outstanding. The Company recorded $8 million and $169 million of amortization of the bridge loan facility fees during the three and six months ended June 30, 2018, respectively, which was recorded in “Interest expense, net” on the condensed consolidated statement of operations.

Our back‑up credit facilities and unsecured senior notes contain customary restrictive financial and operating covenants. These covenants do not include a requirement for the acceleration of our debt maturities in the event of a downgrade in our credit rating. We do not believe the restrictions contained in these covenants materially affect our financial or operating flexibility. As of June 30, 2018, the Company is in compliance with all debt covenants.

As of June 30, 2018, our long-term debt was rated “Baa1” by Moody’s and “BBB” by Standard & Poor’s, and our commercial paper program was rated “P‑2” by Moody’s and “A‑2” by Standard & Poor’s. In December 2017, subsequent to the announcement of the proposed acquisition of Aetna, Moody’s changed the outlook on our long-term debt to “Under Review” from “Stable.” Similarly, S&P placed our-long-term debt outlook on “Watch Negative” from “Stable”. Upon the issuance of the Notes on March 9, 2018, Standard and Poor’s lowered its corporate credit rating on our long-term debt to “BBB” from “BBB+” and changed the outlook from “Watch Negative” to “Stable”. In assessing our credit strength, we believe that both Moody’s and Standard & Poor’s considered, among other things, our capital structure and financial policies as well as our consolidated balance sheet, our historical acquisition activity and other financial information. Although we currently believe our long-term debt ratings will remain investment grade, we cannot guarantee the future actions of Moody’s and/or Standard & Poor’s. Our debt ratings have a direct impact on our future borrowing costs, access to capital markets and new store operating lease costs.

Off-Balance Sheet Arrangements

In connection with executing operating leases, we provide a guarantee of the lease payments. We also finance a portion of our new store development through sale-leaseback transactions, which involve selling stores to unrelated parties and then leasing the stores back under leases that generally qualify and are accounted for as operating leases. We do not have any retained or contingent interests in the stores, and we do not provide any guarantees, other than a guarantee of the lease payments, in connection with the transactions. In accordance with GAAP, such operating leases are not reflected in our condensed consolidated balance sheet. See “Note 11 – Commitments and Contingencies” to the condensed consolidated financial statements for a detailed discussion of these guarantees.

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

Goodwill

During the third quarter of 2017, we performed our required annual impairment tests of goodwill. The results of the impairment tests indicated that there was no impairment of goodwill. The goodwill impairment tests resulted in the fair values of our Pharmacy Services and Retail Pharmacy reporting units exceeding their carrying values by significant margins. The fair values of our LTC and RxC reporting units exceeded their carrying values by approximately 1% and 6%, respectively. As discussed in “Note 3 - Goodwill” to the condensed consolidated financial statements, on January 2, 2018, we sold our RxC reporting unit to McKesson Corporation and accordingly the remaining RxC goodwill was removed from our balance sheet. During 2018, the LTC reporting unit has continued to experience challenges that have impacted management’s ability to grow the business at the rate that was originally estimated when we made the acquisition of Omnicare, Inc. and when the prior year annual goodwill impairment test was performed. These challenges include lower client retention rates, lower occupancy rates in skilled nursing facilities, the deteriorating financial health of numerous skilled nursing facility customers, and continued facility reimbursement pressures. In June 2018, management submitted its initial budget for 2019 and updated the 2018 annual forecast which showed a deterioration in the financial results for the remainder of 2018 and in 2019, which also caused management to update its long term forecast beyond 2019. Based on these updated projections, we determined that there were indicators that the LTC reporting unit’s goodwill may be impaired, and accordingly, we performed an interim goodwill impairment test as of

June 30, 2018. The results of the impairment test showed that the fair value of the LTC reporting unit was lower than the carrying value, resulting in a $3.9 billion pre-tax goodwill impairment charge. In addition to the lower financial projections, higher risk-free interest rates and lower market multiples of the peer group companies contributed to the amount of the goodwill impairment charge. As of June 30, 2018, the remaining goodwill balance in our LTC reporting unit after recording the goodwill impairment is approximately $2.7 billion.

The fair value of our reporting units is estimated using a combination of a discounted cash flow method and a market multiple method. The determination of the fair value of our reporting units requires us to make significant assumptions and estimates. These assumptions and estimates primarily include, but are not limited to, the selection of appropriate peer group companies; control premiums and valuation multiples appropriate for acquisitions in the industries in which we compete; discount rates, terminal growth rates; and forecasts of revenue, operating profit, depreciation and amortization, income taxes, capital expenditures and future working capital requirements. When determining these assumptions and preparing these estimates, we consider each reporting unit’s historical results and current operating trends and our consolidated revenues, profitability and cash flow results, forecasts and industry trends. Our estimates can be affected by a number of factors including, but not limited to general economic and regulatory conditions, the risk-free interest rate environment, our market capitalization, efforts of customers and payers to reduce costs including their prescription drug costs and/or increase member co-payments, the continued efforts of competitors to gain market share, and consumer spending patterns.

Though we believe the financial projections used to determine the fair value of the LTC reporting unit as of June 30, 2018 are reasonable and achievable, our LTC reporting unit may continue to face challenges that may affect our ability to grow the business at the rate we estimated when we performed such goodwill impairment test. These challenges and some of the key assumptions included in our financial projections to determine the estimated fair value of our LTC reporting unit include client retention rates, occupancy rates in skilled nursing facilities, the financial health of skilled nursing facility customers, facility reimbursement pressures, our ability to execute our senior living initiative, our ability to make acquisitions and integrate those businesses into our LTC operations in an orderly manner, as well as our ability to extract cost savings from labor productivity and other initiatives. We recently made a number of additions and changes to our LTC management team to better respond to these challenges. The estimated fair value of our LTC reporting unit is also dependent on earnings multiples of market participants in the pharmacy industry, as well as the risk-free interest rate environment which impacts the discount rate used in the discounted cash flow method. If we do not achieve our forecasts, given that the fair value and the carrying value of the LTC reporting unit were the same as of June 30, 2018, it is reasonably possible in the near term that the goodwill of the LTC reporting unit could be deemed to be impaired again by a material amount.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2018, the Company did not have any interest rate, foreign currency exchange rate or commodity derivative instruments in place and believes that as of June 30, 2018 its exposure to interest rate risk (inherent in the Company’s debt portfolio), foreign currency exchange rate risk and commodity price risk is not material.

Item 4.   Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a‑15(f) and 15d‑15(f)) as of June 30, 2018, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to provide reasonable assurance that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a‑15 or Rule 15d‑15 that occurred in the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.   Legal Proceedings

I. Legal Proceedings

We refer you to “Note 11 - Commitments and Contingencies” contained in the “Notes to the Condensed Consolidated Financial Statements” of our Quarterly Report on Form 10‑Q for the three and six months ended June 30, 2018 for a description of our legal proceedings.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table presents the total number of shares purchased in the three months ended June 30, 2018, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to the 2016 Repurchase Program. See “Note 5 - Share Repurchase Programs” contained in the “Notes to the Condensed Consolidated Financial Statements” of our Quarterly Report on Form 10‑Q for the three months ended June 30, 2018.

				Approximate Dollar
			Total Number of Shares	Value of Shares that
	Total Number	Average	Purchased as Part of	May Yet Be
	of Shares	Price Paid per	Publicly Announced	Purchased Under the
Fiscal Period	Purchased	Share	Plans or Programs	Plans or Programs
April 1, 2018 through April 30, 2018	—	$—	—	$13,869,392,446
May 1, 2018 through May 31, 2018	—	$—	—	$13,869,392,446
June 1, 2018 through June 30, 2018	—	$—	—	$13,869,392,446
	—		—

Item 6.   Exhibits

Exhibits:

Exhibits marked with an asterisk (*) are hereby incorporated by reference to exhibits or appendices previously filed by the Registrant as indicated in brackets following the description of the exhibit.

3.1*	Restated Certificate of Incorporation of the Registrant [incorporated by reference to Exhibit 3.1C to the Registrant’s Current Report on Form 8‑K dated June 5, 2018 (Commission File No. 001‑01011)].
3.2*	By‑laws of Registrant, as amended and restated [incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8‑K dated June 5, 2018 (Commission File No. 001‑01011)].
10.1

364-Day Credit Agreement dated as of May 17, 2018 by and among the Registrant, the lenders party thereto, Bank of America, N.A., Goldman Sachs Bank USA and Wells Fargo Bank, N.A., as Co-Syndication Agents, Barclays Bank PLC and JPMorgan Chase Bank, N.A., as Co-Documentation Agents, and the Bank of New York Mellon, as Administrative Agent.

10.2

Five Year Credit Agreement dated as of May 17, 2018 by and among the Registrant, the lenders party thereto, Barclays Bank PLC and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, Bank of America, N.A, Goldman Sachs Bank USA and Wells Fargo Bank, N.A., as Co-Documentation Agents, and the Bank of New York Mellon, as Administrative Agent.

10.3

Amendment No. 2, dated as of May 17, 2018, to the Five Year Credit Agreement dated as of July 1, 2015, by and among the Registrant, the lenders party thereto and The Bank of New York Mellon, as Administrative Agent.

10.4

Amendment No. 2 dated as of May 17, 2018, to the Five Year Credit Agreement dated as of May 18, 2017, by and among the Registrant, the lenders party thereto and The Bank of New York Mellon, as Administrative Agent.

10.5

Amendment No. 1, dated as of May 17, 2018, to the Term Loan Agreement dated as of December 15, 2017, by and among the Registrant, the lenders party thereto and Barclays Bank PLC, as Administrative Agent.

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
101

The following materials from the CVS Health Corporation Quarterly Report on Form 10‑Q for the three and six months ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related Footnotes to the Condensed Consolidated Financial Statements.

Signatures:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10‑Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CVS Health Corporation
(Registrant)

/s/ David M. Denton
David M. Denton
Executive Vice President and Chief Financial Officer
August 8, 2018