Form 10-Q
period 2018-09-30
CVS HEALTH Corp
filed 2018-11-06
CIK 64803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Common Stock, $0.01 par value, issued and outstanding at October 31, 2018:

1,018,799,080 shares

Part I	Item 1

CVS Health Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions, except per share amounts	2018	2017	2018	2017

Net revenues	$47,269	$46,181	$139,670	$136,380
Cost of revenues	39,941	39,064	118,282	115,766
Gross profit	7,328	7,117	21,388	20,614
Operating expenses:
Goodwill impairments	—	—	3,921	135
Other operating expenses	4,975	4,618	14,755	14,070
Operating profit	2,353	2,499	2,712	6,409
Interest expense, net	453	245	1,401	744
Other expense	1	192	7	206
Income before income tax provision	1,899	2,062	1,304	5,459
Income tax provision	509	777	1,478	2,115
Income (loss) from continuing operations	1,390	1,285	(174)	3,344
Loss from discontinued operations, net of tax	—	—	(1)	(8)
Net income (loss)	1,390	1,285	(175)	3,336
Net income attributable to noncontrolling interests	—	—	—	(1)
Net income (loss) attributable to CVS Health	$1,390	$1,285	$(175)	$3,335

Basic earnings (loss) per share:
Income (loss) from continuing operations attributable to CVS Health	$1.36	$1.26	$(0.17)	$3.26
Loss from discontinued operations attributable to CVS Health	$—	$—	$—	$(0.01)
Net income (loss) attributable to CVS Health	$1.36	$1.26	$(0.17)	$3.25
Weighted average shares outstanding	1,020	1,016	1,018	1,022
Diluted earnings (loss) per share:
Income (loss) from continuing operations attributable to CVS Health	$1.36	$1.26	$(0.17)	$3.25
Loss from discontinued operations attributable to CVS Health	$—	$—	$—	$(0.01)
Net income (loss) attributable to CVS Health	$1.36	$1.26	$(0.17)	$3.24
Weighted average shares outstanding	1,022	1,020	1,018	1,026
Dividends declared per share	$0.50	$0.50	$1.50	$1.50

See accompanying notes to condensed consolidated financial statements.

CVS Health Corporation

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2018	2017	2018	2017

Net income (loss)	$1,390	$1,285	$(175)	$3,336
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(8)	8	(34)	6
Net cash flow hedges, net of tax	(4)	—	335	1
Pension and other postretirement benefits, net of tax	—	151	—	151
Total other comprehensive income (loss)	(12)	159	301	158
Comprehensive income	1,378	1,444	126	3,494
Comprehensive income attributable to noncontrolling interests	—	—	—	(1)
Comprehensive income attributable to CVS Health	$1,378	$1,444	$126	$3,493

See accompanying notes to condensed consolidated financial statements.

CVS Health Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
In millions, except per share amounts	2018	2017

Assets:
Cash and cash equivalents	$41,587	$1,696
Short-term investments	105	111
Accounts receivable, net	14,837	13,181
Inventories	14,818	15,296
Other current assets	634	945
Total current assets	71,981	31,229
Property and equipment, net	10,419	10,292
Goodwill	34,216	38,451
Intangible assets, net	13,166	13,630
Other assets	1,724	1,529
Total assets	$131,506	$95,131

Liabilities:
Accounts payable	$8,813	$8,863
Claims and discounts payable	12,348	10,355
Accrued expenses	6,160	6,609
Short-term debt	—	1,276
Current portion of long-term debt	2,139	3,545
Total current liabilities	29,460	30,648
Long-term debt	60,747	22,181
Deferred income taxes	3,052	2,996
Other long-term liabilities	1,625	1,611
Total liabilities	94,884	57,436

Shareholders’ equity:
CVS Health shareholders’ equity:
Preferred stock, par value $0.01: 0.1 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01: 3,200 shares authorized; 1,717 shares issued and 1,019 shares outstanding at September 30, 2018 and 1,712 shares issued and 1,014 shares outstanding at December 31, 2017	17	17
Capital surplus	32,360	32,079
Treasury stock, at cost: 697 shares at September 30, 2018 and December 31, 2017	(37,702)	(37,765)
Shares held in trust: 1 share at September 30, 2018 and December 31, 2017	(29)	(31)
Retained earnings	41,843	43,556
Accumulated other comprehensive income (loss)	129	(165)
Total CVS Health shareholders’ equity	36,618	37,691
Noncontrolling interests	4	4
Total shareholders’ equity	36,622	37,695
Total liabilities and shareholders’ equity	$131,506	$95,131

See accompanying notes to condensed consolidated financial statements.

CVS Health Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
In millions	2018	2017
Cash flows from operating activities:
Cash receipts from customers	$132,275	$133,055
Cash paid for inventory and prescriptions dispensed by retail network pharmacies	(110,320)	(110,788)
Cash paid to other suppliers and employees	(12,305)	(11,230)
Interest received	406	15
Interest paid	(1,759)	(869)
Income taxes paid	(1,911)	(2,040)
Net cash provided by operating activities	6,386	8,143

Cash flows from investing activities:
Purchases of property and equipment	(1,452)	(1,412)
Proceeds from sale-leaseback transactions	—	265
Proceeds from sale of property and equipment and other assets	11	20
Acquisitions (net of cash acquired) and other investments	(656)	(461)
Purchase of available-for-sale investments	(57)	—
Maturities of available-for-sale investments	43	21
Proceeds from sale of subsidiary	725	—
Net cash used in investing activities	(1,386)	(1,567)

Cash flows from financing activities:
Decrease in short-term debt	(1,276)	(1,764)
Proceeds from issuance of long-term debt	39,376	—
Repayments of long-term debt	(2,266)	—
Derivative settlements	446	—
Repurchase of common stock	—	(4,361)
Dividends paid	(1,528)	(1,539)
Proceeds from exercise of stock options	214	314
Payments for taxes related to net share settlement of equity awards	(39)	(70)
Other	—	(1)
Net cash provided by (used in) financing activities	34,927	(7,421)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	39,927	(845)
Cash, cash equivalents and restricted cash at the beginning of the period	1,900	3,520
Cash, cash equivalents and restricted cash at the end of the period	$41,827	$2,675

Reconciliation of net income (loss) to net cash provided by operating activities:
Net income (loss)	$(175)	$3,336
Adjustments required to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,911	1,857
Goodwill impairments	3,921	135
Losses on settlements of defined benefit pension plans	—	187
Stock-based compensation	172	173
Deferred income taxes and other noncash items	296	271
Change in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(1,725)	(280)
Inventories	472	620
Other current assets	116	(212)
Other assets	(119)	(15)
Accounts payable and claims and discounts payable	1,839	330
Accrued expenses	(341)	1,670
Other long-term liabilities	19	71
Net cash provided by operating activities	$6,386	$8,143

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

Pharmacy Services Segment (the “PSS”) - The PSS provides prescription drugs to plan members through mail order pharmacies, specialty pharmacies and a national network of retail pharmacies. Additional services are also offered to clients, including administration and formulary management, Medicare Part D services, infusion services, prescription management systems, clinical services, disease management services and medical spend management. The Company’s clients are primarily employers, insurance companies, unions, government employee groups, health plans, Medicare Part D plans, Managed Medicaid plans, plans offered on the public and private exchanges, and other sponsors of health benefit plans and individuals throughout the United States.

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

The PSS also provides health management programs, which include integrated disease management for 19 conditions, through the Company’s AccordantCareTM rare disease management offering.

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

The PSS operates primarily under the CVS Caremark® Pharmacy Services, Caremark®, CVS Caremark®, CVS Specialty®, AccordantCareTM, SilverScript®, Wellpartner®, Coram®, NovoLogix®, Navarro® Health Services and ACS PharmacyTM names. As of September 30, 2018, the PSS operated 25 retail specialty pharmacy stores, 17 specialty mail order pharmacies, four mail order dispensing pharmacies, and 86 branches for infusion and enteral services, including approximately 68 ambulatory infusion suites and three centers of excellence, located in 42 states, Puerto Rico and the District of Columbia.

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

The RLS also has long-term care (“LTC”) operations, which distribute prescription drugs and provide related pharmacy consulting and other ancillary services to chronic care facilities and other care settings. Prior to January 2, 2018, the RLS also provided commercialization services under the name RxCrossroads® (“RxC”). See “Note 3 – Goodwill and Intangible Assets” to the condensed consolidated financial statements for a discussion of the divestiture of RxC.

As of September 30, 2018, the RLS included 9,905 retail stores (of which 8,149 were our stores that operated a pharmacy and 1,709 were our pharmacies located within Target stores) located in 49 states, the District of Columbia, Puerto Rico and Brazil operating primarily under the CVS Pharmacy®, CVS®, CVS Pharmacy y más®, Longs Drugs®, Navarro Discount Pharmacy® and Drogaria OnofreTM names, 37 onsite pharmacies primarily operating under the CarePlus CVS Pharmacy®, CarePlus® and CVS Pharmacy® names, and 1,102 retail health care clinics operating under the MinuteClinic® name (of which 1,098 were located in our retail pharmacy stores or Target stores), and our online retail websites, CVS.com®, Navarro.comTM and Onofre.com.brTM. LTC operations are comprised of 155 spoke pharmacies that primarily handle new prescription orders, of which 30 are also hub pharmacies that use proprietary automation to support spoke pharmacies with refill prescriptions. LTC operates primarily under the Omnicare® and NeighborCare® names.

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

As of September 30, 2018, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and the contingent consideration liability included in accrued expenses approximated their fair value due to the nature of these financial instruments. The Company invests in money market funds, commercial paper, time deposits and debt securities that are classified as cash and cash equivalents within the accompanying condensed consolidated balance sheets, as these funds are highly liquid and readily convertible to known amounts of cash. These investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company’s short-term investments of $105 million at September 30, 2018 consist of certificates of deposit with initial maturities of greater than three months when purchased that mature within one year from the balance sheet date. These investments, which are classified within Level 1 of the fair value hierarchy, are carried at fair value, which approximated historical cost at September 30, 2018. The carrying amount and estimated fair value of the Company’s total long-term debt was $62.9 billion and $62.8 billion, respectively, as of September 30, 2018. The fair value of the Company’s long-term debt was estimated based on quoted prices currently offered in active markets for the Company’s debt, which is considered Level 1 of the fair value hierarchy.

Accounts Receivable, Net

Included within accounts receivable, net are the following, which are reflected net of allowance for doubtful accounts, customer credit allowances, and contractual allowances:

	September 30,	December 31,
In millions	2018	2017
Trade receivables	$7,258	$7,873
Vendor and manufacturer receivables	6,991	5,109
Other receivables	588	199
Total accounts receivable, net	$14,837	$13,181

Related Party Transactions

The Company has an equity method investment in SureScripts, LLC (“SureScripts”), which operates a clinical health information network. The PSS and RLS utilize this clinical health information network in providing services to its client plan members and retail customers. The Company expensed fees for the use of this network of approximately $4 million and $5 million in the three months ended September 30, 2018 and 2017, respectively, and expensed fees for the use of this network of approximately $34 million and $29 million in the nine months ended September 30, 2018 and 2017, respectively. The Company’s investment in and equity in earnings of SureScripts for all periods presented is immaterial.

The Company has an equity method investment in Heartland Healthcare Services (“Heartland”). Heartland operates several long-term care pharmacies in four states. Heartland paid the Company approximately $34 million and $36 million for pharmaceutical inventory purchases during the three months ended September 30, 2018 and 2017, respectively, and $105 million and $106 million for pharmaceutical inventory purchases during the nine months ended September 30, 2018 and 2017, respectively. Additionally, the Company performs certain collection functions for Heartland and then passes those customer cash collections back to Heartland. The Company’s investment in and equity in earnings of Heartland for all periods presented is immaterial.

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

Adoption of New Revenue Recognition Standard

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In March 2016, the FASB issued ASU 2016-08,  Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net) which amends the principal-versus-agent implementation guidance and in April 2016 the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which amends the guidance in those areas in the new revenue recognition standard.

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

Revenue from Company gift cards purchased by customers is deferred as a contract liability until goods or services are transferred. Any amounts not expected to be redeemed by customers (i.e., breakage) are recognized based on historical redemption patterns.

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

Disaggregation of Revenue

The following table disaggregates the Company’s revenue by major source in each segment for the three and nine months ended September 30, 2018:

	Pharmacy		Intersegment	Consolidated
In millions	Services	Retail/LTC	Eliminations	Totals
Three Months Ended September 30, 2018
Major goods/services lines:
Pharmacy	$32,995	$16,123	$(7,350)	$41,768
Front Store	—	4,557	—	4,557
Other	768	176	—	944
Total	$33,763	$20,856	$(7,350)	$47,269

Pharmacy Services distribution channel:
Mail choice (1)	$11,812
Pharmacy network (2)	21,183
Other	768
Total	$33,763

Nine Months Ended September 30, 2018
Major goods/services lines:
Pharmacy	$96,110	$47,428	$(21,518)	$122,020
Front Store	—	13,990	—	13,990
Other	3,118	542	—	3,660
Total	$99,228	$61,960	$(21,518)	$139,670

Pharmacy Services distribution channel:
Mail choice (1)	$34,807
Pharmacy network (2)	61,303
Other	3,118
Total	$99,228

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

Contract Balances

Contract liabilities primarily represent the Company’s obligation to transfer additional goods or services to a customer for which the Company has received consideration, for example ExtraBucks® Rewards and unredeemed Company gift cards. The consideration received remains a contract liability until goods or services have been provided to the retail customer. In addition, the Company recognizes breakage on Company gift cards based on historical redemption patterns.

The following table provides information about receivables and contract liabilities from contracts with customers:

	September 30,	December 31,
In millions	2018	2017
Trade receivables (included in accounts receivable, net)	$7,258	$7,873
Contract liabilities (included in accrued expenses)	63	53

During the nine months ended September 30, 2018, the contract liabilities balance includes increases related to customers’ earnings in ExtraBucks Rewards or issuances of Company gift cards and decreases for revenues recognized during the period as a result of the redemption of ExtraBucks Rewards or Company gift cards and breakage of Company gift cards. Below is a summary of the changes:

In millions
Balance, December 31, 2017	$53
Adoption of ASU 2014-09	17
Loyalty program earnings and gift card issuances	236
Redemption and breakage	(243)
Balance, September 30, 2018	$63

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

The following tables compare the reported condensed consolidated balance sheet, statements of operations, and statement of cash flows to the pro forma amounts had the previous revenue accounting guidance remained in effect:

	Impact of Change in Accounting Policy
	As Reported		Balances
	For the		Without
	Three Months Ended		Adoption of
In millions	September 30, 2018	Adjustments	Topic 606
Condensed Consolidated Statement of Operations:
Net revenues	$47,269	$(6)	$47,263
Cost of revenues	39,941	(3)	39,938
Gross profit	7,328	(3)	7,325
Operating profit	2,353	(3)	2,350
Income before income tax provision	1,899	(3)	1,896
Income tax provision	509	(1)	508
Income from continuing operations	1,390	(2)	1,388
Net income	1,390	(2)	1,388
Net income attributable to CVS Health	1,390	(2)	1,388

	Impact of Change in Accounting Policy
	As Reported		Balances
	As of/For the		Without
	Nine Months Ended		Adoption of
In millions	September 30, 2018	Adjustments	Topic 606
Condensed Consolidated Statement of Operations:
Net revenues	$139,670	$4	$139,674
Cost of revenues	118,282	3	118,285
Gross profit	21,388	1	21,389
Operating profit	2,712	1	2,713
Income before income tax provision	1,304	1	1,305
Income tax provision	1,478	—	1,478
Loss from continuing operations	(174)	1	(173)
Net loss	(175)	1	(174)
Net loss attributable to CVS Health	(175)	1	(174)

Condensed Consolidated Balance Sheet:
Accrued expenses	6,160	(18)	6,142
Deferred income taxes	3,052	4	3,056
Total liabilities	94,884	(14)	94,870
Retained earnings	41,843	14	41,857
Total CVS Health shareholders' equity	36,618	14	36,632
Total shareholders' equity	36,622	14	36,636

Condensed Consolidated Statement of Cash Flow:
Reconciliation of net loss to net cash provided by operating activities:
Net loss	(175)	1	(174)
Accrued expenses	(341)	(1)	(342)

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

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 is intended to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows and to eliminate the diversity in practice related to such classifications. Effective January 1, 2018, the Company adopted this new accounting guidance. The adoption of this new guidance did not have a material impact on the Company’s financial position or results of operations.

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

	September 30,	December 31,
In millions	2018	2017
Cash and cash equivalents	$41,587	$1,696
Restricted cash (included in other current assets)	11	14
Restricted cash (included in other assets)	229	190
Total cash, cash equivalents and restricted cash in the statement of cash flows	$41,827	$1,900

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

Restricted cash activity was previously reported in “acquisitions (net of cash acquired) and other investments” within investing cash flows on the Company’s condensed consolidated statement of cash flows. The following is a reconciliation of the effect on the relevant line items on the statement of cash flows for the nine months ended September 30, 2017 as a result of adopting this new accounting guidance:

	As Previously
In millions	Reported	Adjustments	As Revised
Nine Months Ended September 30, 2017
Acquisitions (net of cash acquired) and other investments	$(502)	$41	$(461)
Net cash used in investing activities	(1,608)	41	(1,567)
Net decrease in cash, cash equivalents and restricted cash (1)	(886)	41	(845)
Cash, cash equivalents, and restricted cash at the beginning of the period (1)	3,371	149	3,520
Cash, cash equivalents, and restricted cash at the end of the period (1)	2,485	190	2,675

(1)

Prior to the adoption of ASU 2016-18, these financial statement captions excluded restricted cash. The financial statement captions have been renamed to reflect the inclusion of restricted cash subsequent to the adoption of ASU 2016-18 on January 1, 2018.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). ASU 2018-02 permits entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act (“TCJA”) to retained earnings. The guidance states that because the adjustment of deferred income taxes due to the reduction of the historical corporate income tax rate to the newly enacted corporate income tax rate was required to be included in income from continuing operations, the tax effects of items within accumulated other comprehensive income (“stranded tax effects”) are not reflected at the appropriate tax rate. During the first quarter of 2018, the Company elected to early adopt this new standard and decreased accumulated other comprehensive income and increased retained earnings in the period of adoption by $7 million due to the change in the U.S. federal corporate income tax rate in December 2017. See “Note 6 – Accumulated Other Comprehensive Income (Loss)” to the condensed consolidated financial statements for the impact of the adoption of this standard on accumulated other comprehensive income for the nine months ended September 30, 2018.

New Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Lessees will be required to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, a dual model was retained, requiring leases to be classified as either operating or finance leases. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model

(e.g., certain definitions, such as initial direct costs, have been updated) and the new revenue recognition standard. The Company will adopt this new standard on January 1, 2019. The Company intends to adopt the standard on a modified retrospective basis. The Company has a cross-functional project team focused on the implementation of the new accounting standard. The project involves among other things the implementation of new leasing systems capable of producing the data to prepare the required accounting and disclosures under the new accounting standard. The Company expects to complete this project during the fourth quarter of 2018. Although management continues to evaluate the effect on the Company’s consolidated financial statements and disclosures, management currently estimates total assets and liabilities will increase approximately $19 billion to $21 billion upon adoption. This estimate may change as the Company’s implementation progresses, the Company’s lease portfolio changes, and discount rates fluctuate prior to the date of adoption. Management does not expect the new standard will have a material impact on the Company’s consolidated results of operations or cash flows.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and other – Internal-Use Software (Topic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The new standard requires a customer in a cloud computing arrangement that is a service contract to follow internal-use software guidance in Topic 350-40 to determine which implementation costs to capitalize as assets. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the effect the implementation of this standard will have on the Company’s consolidated results of operations, cash flows, financial position and related disclosures.

Note 2 – Proposed Acquisition of Aetna

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

The proposed transaction was approved by stockholders of CVS Health and shareholders of Aetna at meetings held on March 13, 2018. On October 10, 2018, the Company and Aetna entered into a consent decree with the United States Department of Justice (“DOJ”) that allows the Company’s proposed acquisition of Aetna to proceed, provided Aetna agreed to sell its individual standalone Medicare Part D prescription drug plans. As part of the agreement reached with the DOJ, Aetna entered into an asset purchase agreement with a subsidiary of WellCare Health Plans, Inc. for the divestiture of Aetna’s standalone Medicare Part D prescription drug plans, which have an aggregate of approximately 2.2 million members. Closing of the divestiture is subject to the closing of the Company’s proposed acquisition of Aetna. The required asset preservation stipulation and order was entered by the U.S. District Court for the District of Columbia on October 25, 2018. There are no remaining antitrust impediments to closing the proposed acquisition of Aetna. The proposed acquisition of Aetna remains subject to customary closing conditions, including the approvals of state departments of insurance.

If the transaction is not completed, the Company could be liable to Aetna for a termination fee of $2.1 billion in connection with the merger agreement, depending on the reasons leading to such termination.

Note 3 – Goodwill and Intangible Assets

Goodwill is not amortized, but is subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate there may be impairment. Goodwill is evaluated for possible impairment by comparing the fair value of a reporting unit to its carrying value, including the goodwill assigned to that reporting unit.

During 2018, the LTC reporting unit has continued to experience challenges that have impacted management’s ability to grow the business at the rate that was originally estimated when the Company made the acquisition of Omnicare, Inc. and when the prior year annual goodwill impairment test was performed. These challenges include lower client retention rates, lower occupancy rates in skilled nursing facilities, the deteriorating financial health of numerous skilled nursing facility customers, and continued facility reimbursement pressures. In June 2018, LTC management submitted their initial budget for 2019 and updated their 2018 annual forecast which showed a deterioration in the financial results for the remainder of 2018 and in 2019, which also caused management to update their long term forecast beyond 2019. Based on these updated projections, management determined that there were indicators that the LTC reporting unit’s goodwill may be impaired and, accordingly, an interim goodwill impairment test was performed during the second quarter of 2018. The results of the impairment test showed that the fair value of the LTC reporting unit was lower than the carrying value, resulting in a $3.9 billion pre-tax goodwill impairment charge in the second quarter of 2018. The fair value of the LTC reporting unit was determined using a combination of a discounted cash flow method and a market multiple method. In addition to the lower financial projections, higher risk-free interest rates and lower market multiples of the peer group companies contributed to the amount of the goodwill impairment charge. As of September 30, 2018, the remaining goodwill balance in the LTC reporting unit is approximately $2.7 billion.

During the third quarter of 2018, the Company performed its required annual impairment tests and concluded there was no impairment of goodwill or trade names.

On January 2, 2018, the Company sold RxCrossroads (“RxC”) to McKesson Corporation for $725 million, at which time the remaining goodwill of this reporting unit was removed from the condensed consolidated balance sheet.

Below is a summary of the changes in the carrying value of goodwill by segment for the nine months ended September 30, 2018:

	Pharmacy
In millions	Services	Retail/LTC	Total
Balance, December 31, 2017	$21,819	$16,632	$38,451
Acquisitions	67	35	102
Foreign currency translation adjustments	—	(18)	(18)
Divestiture of RxCrossroads subsidiary	—	(398)	(398)
Impairment	—	(3,921)	(3,921)
Balance, September 30, 2018	$21,886	$12,330	$34,216

The following is a summary of the Company’s intangible assets as of September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
In millions	Amount	Amortization	Amount	Amount	Amortization	Amount
Trademark (indefinitely-lived)	$6,398	$—	$6,398	$6,398	$—	$6,398
Customer contracts and relationships and covenants not to compete	12,507	(6,059)	6,448	12,341	(5,536)	6,805
Favorable leases and other	1,125	(805)	320	1,190	(763)	427
	$20,030	$(6,864)	$13,166	$19,929	$(6,299)	$13,630

Note 4 – Borrowings and Credit Agreements

	September 30,	December 31,
In millions	2018	2017
Short-term debt
Commercial paper	$—	$1,276

Long-term debt
3.25% senior exchange debentures due 2035	—	1
1.9% senior notes due 2018	—	2,250
2.25% senior notes due 2018	1,250	1,250
2.25% senior notes due 2019	850	850
2.8% senior notes due 2020	2,750	2,750
3.125% senior notes due 2020	2,000	—
Floating rate notes due 2020	1,000	—
2.125% senior notes due 2021	1,750	1,750
4.125% senior notes due 2021	550	550
3.35% senior notes due 2021	3,000	—
Floating rate notes due 2021	1,000	—
2.75% senior notes due 2022	1,250	1,250
3.5% senior notes due 2022	1,500	1,500
4.75% senior notes due 2022	399	399
4% senior notes due 2023	1,250	1,250
3.7% senior notes due 2023	6,000	—
3.375% senior notes due 2024	650	650
5% senior notes due 2024	299	299
3.875% senior notes due 2025	2,828	2,828
4.1% senior notes due 2025	5,000	—
2.875% senior notes due 2026	1,750	1,750
6.25% senior notes due 2027	372	372
4.3% senior notes due 2028	9,000	—
4.875% senior notes due 2035	652	652
4.78% senior notes due 2038	5,000	—
6.125% senior notes due 2039	447	447
5.75% senior notes due 2041	133	133
5.3% senior notes due 2043	750	750
5.125% senior notes due 2045	3,500	3,500
5.05% senior notes due 2048	8,000	—
Capital lease obligations	672	670
Other	18	43
Total debt principal	63,620	27,170
Debt premiums	25	28
Debt discounts and deferred financing costs	(759)	(196)
	62,886	27,002
Less:
Short-term debt (commercial paper)	—	(1,276)
Current portion of long-term debt	(2,139)	(3,545)
Long-term debt	$60,747	$22,181

The Company did not have any commercial paper outstanding as of September 30, 2018. In connection with its commercial paper program, the Company maintains a $1.75 billion 364-day unsecured back-up credit facility, which expires on May 16, 2019, a $1.25 billion, five-year unsecured back-up credit facility, which expires on July 1, 2020, a $1.0 billion, five-year unsecured back-up credit facility, which expires on May 18, 2022, and a $2.0 billion, five-year unsecured back-up credit facility, which expires on May 17, 2023. The credit facilities allow for borrowings at various rates that are dependent, in part, on the Company’s public debt ratings and require the Company to pay a weighted average quarterly facility fee of approximately 0.03%, regardless of usage. As of September 30, 2018 and December 31, 2017, there were no borrowings outstanding under the back-up credit facilities.

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

If the proposed acquisition of Aetna has not been completed by September 3, 2019 (the “Outside Date”) or if, prior to such date, the merger agreement is terminated or the Company otherwise publicly announces that the merger will not be consummated, then the Company will be required to redeem all outstanding 2020 Floating Rate Notes, 2021 Floating Rate Notes, 2020 Notes, 2021 Notes, 2023 Notes, 2025 Notes, 2028 Notes and 2038 Notes at a redemption price equal to 101% of the aggregate principal amount of those notes plus accrued and unpaid interest. The 2048 Notes are not subject to this mandatory redemption provision.

On December 3, 2017, in connection with the proposed acquisition of Aetna, the Company entered into a $49.0 billion unsecured bridge loan facility commitment. The Company paid approximately $221 million in fees upon entering into the agreement. The fees were capitalized in other current assets and are being amortized as interest expense over the period the bridge loan facility commitment is outstanding. The bridge loan facility commitment was reduced to $44.0 billion on December 15, 2017 upon the Company entering into a $5.0 billion term loan agreement. As discussed above, on March 9, 2018, the Company issued unsecured senior notes with an aggregate principal of $40.0 billion. At this time, the bridge loan facility commitment was reduced to $4.0 billion and the Company paid approximately $8 million in fees to retain the bridge loan facility commitment through the date of the proposed acquisition of Aetna. These fees were capitalized in other current assets and are being amortized as interest expense over the period the bridge loan facility commitment is outstanding. The Company recorded $2 million and $171 million of amortization of the bridge loan facility commitment fees during the three and nine months ended September 30, 2018, respectively, which was recorded in “Interest expense, net” on the condensed consolidated statements of operations. On October 26, 2018, the Company entered into a $4.0 billion unsecured 364-day bridge term loan agreement to formalize the bridge loan facility discussed above.

The back-up credit facilities, unsecured senior notes, and term loan agreement contain customary restrictive financial and operating covenants. These covenants do not include a requirement for the acceleration of the Company’s debt maturities in the event of a downgrade in the Company’s credit rating. The Company does not believe the restrictions contained in these covenants materially affect its financial or operating flexibility. As of September 30, 2018, the Company is in compliance with all debt covenants.

Note 5 – Share Repurchase Programs

The following share repurchase programs have been authorized by the Company’s Board of Directors:

In billions
		Remaining as of
Authorization Date	Authorized	September 30, 2018
November 2, 2016 (“2016 Repurchase Program”)	$15.0	$13.9
December 15, 2014 (“2014 Repurchase Program”)	10.0	—

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

During the nine months ended September 30, 2018, the Company did not repurchase any shares of common stock pursuant to the 2016 Repurchase Program.

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

Changes in accumulated other comprehensive income (loss) by component is shown on the following tables:

	Three Months Ended September 30, 2018 (1)
			Pension and
			Other
	Foreign	Cash Flow	Postretirement
In millions	Currency	Hedges	Benefits	Total
Balance, June 30, 2018	$(155)	$321	$(25)	$141
Other comprehensive loss:
Other comprehensive loss before reclassifications	(8)	—	—	(8)
Amounts reclassified from accumulated other comprehensive income (2)	—	(4)	—	(4)
Other comprehensive loss	(8)	(4)	—	(12)
Balance, September 30, 2018	$(163)	$317	$(25)	$129

	Three Months Ended September 30, 2017 (1)
			Pension and
			Other
	Foreign	Cash Flow	Postretirement
	Currency	Hedges	Benefits	Total
Balance, June 30, 2017	$(129)	$(4)	$(173)	$(306)
Other comprehensive income:
Other comprehensive income before reclassifications	8	—	—	8
Amounts reclassified from accumulated other comprehensive income (loss) (2)	—	—	151	151
Other comprehensive income	8	—	151	159
Balance, September 30, 2017	$(121)	$(4)	$(22)	$(147)

	Nine Months Ended September 30, 2018 (1)
			Pension and
			Other
	Foreign	Cash Flow	Postretirement
	Currency	Hedges	Benefits	Total
Balance, December 31, 2017	$(129)	$(15)	$(21)	$(165)
Reclassifications to retained earnings in accordance with ASU 2018-02 (3)	—	(3)	(4)	(7)
	(129)	(18)	(25)	(172)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	(34)	344	—	310
Amounts reclassified from accumulated other comprehensive income (loss) (2)	—	(9)	—	(9)
Other comprehensive income (loss)	(34)	335	—	301
Balance, September 30, 2018	$(163)	$317	$(25)	$129

	Nine Months Ended September 30, 2017 (1)
			Pension and
			Other
	Foreign	Cash Flow	Postretirement
	Currency	Hedges	Benefits	Total
Balance, December 31, 2016	$(127)	$(5)	$(173)	$(305)
Other comprehensive income:
Other comprehensive income before reclassifications	6	—	—	6
Amounts reclassified from accumulated other comprehensive income (loss) (2)	—	1	151	152
Other comprehensive income	6	1	151	158
Balance, September 30, 2017	$(121)	$(4)	$(22)	$(147)

(1)	All amounts are net of tax.
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

Note 7 – Stock-Based Compensation

A summary of stock-based compensation for each of the respective periods is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2018	2017	2018	2017
Stock-based compensation:
Stock options	$14	$15	$39	$49
Restricted stock units and performance share units	48	50	133	124
Total stock-based compensation	$62	$65	$172	$173

Note 8 – Interest Expense, Net

The following are the components of interest expense, net:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2018	2017	2018	2017
Interest expense	$674	$250	$1,886	$759
Interest income	(221)	(5)	(485)	(15)
Interest expense, net	$453	$245	$1,401	$744

Note 9 – Earnings (Loss) Per Share

Earnings (loss) per share is computed using the two-class method. For periods in which the Company reports net income, diluted earnings per share is determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period, unless the effect is antidilutive. Due to the loss from continuing operations attributable to CVS Health in the nine months ended September 30, 2018, 2 million of potentially dilutive common equivalent shares were excluded from the calculation of diluted earnings per share, as the impact of these shares was antidilutive. In addition, options to purchase 12.3 million and 13.6 million shares of common stock were outstanding, but were not included in the calculation of diluted earnings per share, for the three and nine months ended September 30, 2018, respectively, because the exercise prices of the options were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. For the same reason, options to purchase 10.9 million and 9.9 million shares of common stock were outstanding, but were not included in the calculation of diluted earnings per share, for the three and nine months ended September 30, 2017, respectively.

The following is a reconciliation of basic and diluted earnings (loss) per share from continuing operations for the respective periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions, except per share amounts	2018	2017	2018	2017
Numerator for earnings (loss) per share calculation:
Income (loss) from continuing operations	$1,390	$1,285	$(174)	$3,344
Income from continuing operations allocated to participating securities	(1)	(3)	(3)	(12)
Income from continuing operations attributable to noncontrolling interests	—	—	—	(1)
Income (loss) from continuing operations attributable to CVS Health	$1,389	$1,282	$(177)	$3,331

Denominator for earnings (loss) per share calculation:
Weighted average shares, basic	1,020	1,016	1,018	1,022
Effect of dilutive securities	2	4	—	4
Weighted average shares, diluted	1,022	1,020	1,018	1,026

Earnings (loss) per share from continuing operations:
Basic	$1.36	$1.26	$(0.17)	$3.26
Diluted	$1.36	$1.26	$(0.17)	$3.25

Note 10 – Segment Reporting

The Company has two operating segments, Pharmacy Services and Retail/LTC, as well as a Corporate segment.

In conjunction with the Company’s implementation of a new enterprise resource planning system in the first quarter of 2018, the Company changed the manner in which certain shared functional costs are allocated to its reportable segments. Segment financial information for the three and nine months ended September 30, 2017, has been retrospectively adjusted to reflect this change to the cost allocation methodology as shown below:

	Three Months Ended September 30, 2017
	Pharmacy			Intersegment	Consolidated
In millions	Services	Retail/LTC	Corporate	Eliminations	Totals
Cost of revenues, as previously reported	$31,251	$13,908		$(6,104)	$39,055
Adjustments	13	(4)		—	9
Cost of revenues, as adjusted	$31,264	$13,904		$(6,104)	$39,064

Gross profit, as previously reported	$1,645	$5,685		$(204)	$7,126
Adjustments	(13)	4		—	(9)
Gross profit, as adjusted	$1,632	$5,689		$(204)	$7,117

Operating expenses, as previously reported	$292	$4,132	$220	$(17)	$4,627
Adjustments	13	(24)	2	—	(9)
Operating expenses, as adjusted	$305	$4,108	$222	$(17)	$4,618

Operating profit (loss), as previously reported	$1,353	$1,553	$(220)	$(187)	$2,499
Adjustments	(26)	28	(2)	—	—
Operating profit (loss), as adjusted	$1,327	$1,581	$(222)	$(187)	$2,499

	Nine Months Ended September 30, 2017
	Pharmacy			Intersegment	Consolidated
In millions	Services	Retail/LTC	Corporate	Eliminations	Totals
Cost of revenues, as previously reported	$92,234	$41,452		$(17,947)	$115,739
Adjustments	39	(12)		—	27
Cost of revenues, as adjusted	$92,273	$41,440		$(17,947)	$115,766

Gross profit, as previously reported	$4,210	$17,036		$(605)	$20,641
Adjustments	(39)	12		—	(27)
Gross profit, as adjusted	$4,171	$17,048		$(605)	$20,614

Operating expenses, as previously reported	$938	$12,661	$686	$(53)	$14,232
Adjustments	37	(55)	(9)	—	(27)
Operating expenses, as adjusted	$975	$12,606	$677	$(53)	$14,205

Operating profit (loss), as previously reported	$3,272	$4,375	$(686)	$(552)	$6,409
Adjustments	(76)	67	9	—	—
Operating profit (loss), as adjusted	$3,196	$4,442	$(677)	$(552)	$6,409

The following is a reconciliation of the Company’s segments to the accompanying condensed consolidated financial statements:

	Pharmacy			Intersegment	Consolidated
In millions	Services(1)	Retail/LTC	Corporate	Eliminations(2)	Totals
Three Months Ended
September 30, 2018:
Net revenues	$33,763	$20,856	$—	$(7,350)	$47,269
Gross profit	1,737	5,814	—	(223)	7,328
Operating profit (loss) (4)(6)	1,345	1,491	(287)	(196)	2,353
September 30, 2017:
Net revenues	32,896	19,593	—	(6,308)	46,181
Gross profit (5)	1,632	5,689	—	(204)	7,117
Operating profit (loss) (3)(4)(6)	1,327	1,581	(222)	(187)	2,499
Nine Months Ended
September 30, 2018:
Net revenues	$99,228	$61,960	$—	$(21,518)	$139,670
Gross profit	4,370	17,642	—	(624)	21,388
Operating profit (loss) (3)(4)(6)	3,194	890	(814)	(558)	2,712
September 30, 2017:
Net revenues	96,444	58,488	—	(18,552)	136,380
Gross profit (5)	4,171	17,048	—	(605)	20,614
Operating profit (loss) (3)(4)(6)	3,196	4,442	(677)	(552)	6,409

(1)

Net revenues of the Pharmacy Services Segment include approximately $2.7 billion and $2.6 billion of retail co‑payments for the three months ended September 30, 2018 and 2017, respectively, as well as $8.8 billion and $8.4 billion of retail co‑payments for the nine months ended September 30, 2018 and 2017, respectively.

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

(3)

The Retail/LTC Segment operating profit for the nine months ended September 30, 2018 and 2017 include goodwill impairment charges of $3.9 billion related to the LTC reporting unit and $135 million related to the RxCrossroads reporting unit, respectively. See “Note 3 – Goodwill and Intangible Assets” to the condensed consolidated financial statements. The Retail/LTC Segment operating profit for the nine months ended September 30, 2018 also includes an $86 million loss on the divestiture of the RxCrossroads subsidiary. The Retail/LTC Segment operating profit for the three and nine months ended September 30, 2017 also includes $6 million and $211 million, respectively, of charges associated with store closures.

(4)

The Corporate Segment operating loss for the three and nine months ended September 30, 2018 include $66 million and $145 million, respectively, in acquisition-related transaction and integration costs related to the proposed acquisition of Aetna. The Corporate Segment operating loss for the three and nine months ended September 30, 2017 include $3 million reduction in integration costs for a change in estimate related to the acquisition of Omnicare.

(5)

The Retail/LTC Segment gross profit for the three and nine months ended September 30, 2017 include $2 million and $7 million, respectively, of acquisition-related integration costs related to the acquisition of Omnicare.

(6)

The Retail/LTC Segment operating profit for the three months ended September 30, 2018 and 2017 include $4 million and $9 million, respectively, of acquisition-related integration costs. The Retail/LTC Segment operating profit for the nine months ended September 30, 2018 and 2017 include $7 million and $34 million, respectively, of acquisition-related integration costs. The integration costs are related to the acquisition of Omnicare.

Note 11 – Commitments and Contingencies

Lease Guarantees

Between 1995 and 1997, the Company sold or spun off a number of subsidiaries, including Bob’s Stores, Linens ‘n Things, and Marshalls. In many cases, when a former subsidiary leased a store, the Company provided a guarantee of the store’s lease obligations. When the subsidiaries were disposed of and accounted for as discontinued operations, the Company’s guarantees remained in place, although each initial purchaser has agreed to indemnify the Company for any lease obligations the Company was required to satisfy. If any of the purchasers or any of the former subsidiaries were to become insolvent and failed to make the required payments under a store lease, the Company could be required to satisfy these obligations. As of September 30, 2018, the Company guaranteed approximately 84 such store leases (excluding the lease guarantees related to Linens ‘n Things, which have been recorded as a liability on the condensed consolidated balance sheet), with the maximum remaining lease term extending through 2029.

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

•

Indiana State District Council of Laborers and HOD Carriers Pension and Welfare Fund v. Omnicare, Inc., et al. (U.S. District Court for the Eastern District of Kentucky). In February 2006, two substantially similar putative class action lawsuits were filed and subsequently consolidated. The consolidated complaint was filed against Omnicare, three of its officers and two of its directors and purported to be brought on behalf of all open-market purchasers of Omnicare common stock from August 3, 2005 through July 27, 2006, as well as all purchasers who bought shares of Omnicare common stock in Omnicare’s public offering in December 2005. The complaint alleged violations of the Securities Exchange Act of 1934 and Section 11 of the Securities Act of 1933 and sought, among other things, compensatory damages and injunctive relief. After dismissals and appeals to the United States Court of Appeals for the Sixth Circuit, the United States Supreme Court remanded the case to the district court. In October 2016, Omnicare filed an answer to plaintiffs’ third amended complaint, and discovery commenced. In October 2018, the Company agreed to resolve this matter for $20 million, funded by insurance proceeds. The settlement is subject to the parties reaching agreement on the non-economic terms and court approval. The Company denies any wrongdoing, and agreed to a settlement to avoid the burden, uncertainty and distraction of litigation.

•

United States ex rel. Jack Chin v. Walgreen Company, et al. (U.S. District Court for the Central District of California). In March 2010, the Company received a subpoena from the U.S. Department of Health and Human Services, Office of the Inspector General requesting information about programs under which the Company has offered customers remuneration conditioned upon the transfer of prescriptions for drugs or medications to the Company’s pharmacies in the form of gift cards, cash, non-prescription merchandise or discounts or coupons for non-prescription merchandise. In October 2016, the U.S. District Court for the Central District of California unsealed a qui tam complaint, filed in April 2009 against CVS Pharmacy and other retail pharmacies, alleging that the Company violated the federal False Claims Act, and the False Claims Acts of several states, by offering such programs. The complaint was served on the Company in January 2017. In December 2017, the same court unsealed a second qui tam complaint filed by the same relator in September 2017. The complaint is based on the same factual allegations but asserts a legal theory the Court did not permit him to add to the original case. The federal government has declined intervention in both cases. In April 2018, the Court dismissed the second lawsuit. In May 2018, the Court allowed the relator’s motion to amend the complaint to add additional related legal theories, one of which was subsequently dismissed in July 2018. The Company is defending the matter.

•

State of Texas ex rel. Myron Winkelman and Stephani Martinson, et al. v. CVS Health Corporation (Travis County Texas District Court). In February 2012, the Attorney General of the State of Texas issued Civil Investigative Demands and has issued a series of subsequent requests for documents and information in connection with its investigation concerning the CVS Health Savings Pass program and other pricing practices with respect to claims for reimbursement from the Texas Medicaid program. In January 2017, the Court unsealed a first amended petition. The amended petition alleges the Company violated the Texas Medicaid Fraud Prevention Act by submitting false claims for reimbursement to Texas Medicaid by, among other things, failing to use the price available to members of the CVS Health Savings Pass program as the usual and customary price. The amended petition was unsealed following the Company’s filing of CVS Pharmacy, Inc. v. Charles Smith, et al. (Travis County District Court), a declaratory judgment action against the State of Texas in December 2016 seeking a declaration that the prices charged to members of the CVS Health Savings Pass program do not constitute usual and customary prices under the Medicaid regulation. In March 2018, the Court denied the State of Texas’s request for temporary injunctive relief. The cases are proceeding.

•

Corcoran et al. v. CVS Health Corporation (U.S. District Court for the Northern District of California) and Podgorny et al. v. CVS Health Corporation (U.S. District Court for the Northern District of Illinois). These putative class actions were filed against the Company in July and September 2015. The cases were consolidated in United States District Court in the Northern District of California. Plaintiffs seek damages and injunctive relief on behalf of a class of consumers who purchased certain prescription drugs under the consumer protection statutes and common laws of certain states. Several third-party payors filed similar putative class actions on behalf of payors captioned Sheet Metal Workers Local No. 20 Welfare and Benefit Fund v. CVS Health Corp. and Plumbers Welfare Fund, Local 130 v. CVS Health Corporation (both pending in the U.S. District Court for the District of Rhode Island) in February and August 2016. In all of these cases the plaintiffs allege the Company overcharged for certain prescription drugs by not submitting the price available to members of the CVS Health Savings Pass program as the pharmacy’s usual and customary price. In the consumer case (Corcoran), the Court granted summary judgment to CVS on plaintiffs’ claims in their entirety and certified certain subclasses in September 2017. The Corcoran plaintiffs have appealed to the Ninth Circuit. The Sheet Metal plaintiffs have amended their complaint to assert a Racketeer Influenced and Corrupt Organizations Act claim premised on an alleged conspiracy between the Company and other PBMs. The Company continues to defend these actions.

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

•

United States ex rel. Sally Schimelpfenig and John Segura v. Dr. Reddy's Laboratories Limited and Dr. Reddy's Laboratories, Inc. (U.S. District Court for the Eastern District of Pennsylvania). In November 2015, the Court unsealed a second amended qui tam complaint filed in September 2015. The U.S. Department of Justice (“DOJ”) declined to intervene in this action. The relators allege that the Company, Walgreens, Wal-Mart, and Dr. Reddy’s Laboratories violated the federal and various state False Claims Acts by dispensing prescriptions in unit dose packaging supplied by Dr. Reddy’s that was not compliant with the Consumer Product Safety Improvement Act and the Poison Preventive Packaging Act and thereby allegedly rendering the drugs misbranded under the Food, Drug and Cosmetic Act. In March 2017, the Court granted the Company’s motion to dismiss with leave to file an amended complaint. In March 2018, the Court granted the Company’s motion to dismiss an amended complaint with prejudice. In June 2018, the relators filed a notice of appeal. The relators dismissed their appeal, and the case is now closed.

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

•

Retail DEA Matters. The Company has been undergoing several audits by the DEA Administrator and is in discussions with the DEA and the U.S. Attorney’s Offices in several locations concerning allegations that the Company has violated certain requirements of the Controlled Substance Act.

•

National Opioid Litigation. In December 2017, the United States Judicial Panel on Multidistrict Litigation consolidated numerous cases filed against various defendants by plaintiffs such as counties, cities, hospitals, Indian tribes, and third-party payors, alleging claims generally concerning the impacts of widespread opioid abuse. The consolidated multidistrict litigation captioned In re National Prescription Opiate Litigation (MDL No. 2804) is pending in the U.S. District Court for the Northern District of Ohio. This multidistrict litigation presumptively includes hundreds of relevant federal court cases that name the Company. Fewer than 100 similar cases that name the Company in some capacity are pending in state courts. The Company is defending all such federal and state matters. Additionally, the Company has received from the Attorney Generals of several states subpoenas, civil investigative demands, and/or other requests concerning opioids.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CVS Health Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of CVS Health Corporation (the Company) as of September 30, 2018, the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2018 and 2017, the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2018 and 2017, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

November 6, 2018

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

Through more than 9,800 retail locations, approximately 1,100 retail health care clinics, a leading pharmacy benefits manager with approximately 93 million plan members, a dedicated senior pharmacy care business serving more than one million patients per year, expanding specialty pharmacy services and a leading stand-alone Medicare Part D prescription drug plan, we enable people, businesses, and communities to manage health in more affordable, effective ways. We are delivering break-through products and services, from advising patients on their medications at our CVS Pharmacy® locations, to introducing unique programs to help control costs for our clients at CVS Caremark®, to innovating how care is delivered to our patients with complex conditions through CVS Specialty®, to improving pharmacy care for the senior community through Omnicare®, or by expanding access to high-quality, low-cost care at CVS MinuteClinic®.

We have three reportable segments: Pharmacy Services, Retail/LTC and Corporate.

Pharmacy Services Segment

Our PSS provides prescription drugs to plan members through mail order pharmacies, specialty pharmacies and a national network of retail pharmacies. Additional services are also offered to clients, including administration and formulary management, Medicare Part D services, infusion services, prescription management systems, clinical services, disease management services and medical spend management. Our clients are primarily employers, insurance companies, unions, government employee groups, health plans, Medicare Part D plans, Managed Medicaid plans, plans offered on the public and private exchanges, and other sponsors of health benefit plans and individuals throughout the United States.

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

Our specialty pharmacies support individuals who require complex and expensive drug therapies. Our specialty pharmacy business includes mail order and retail specialty pharmacies that operate primarily under the CVS Caremark®, Navarro® Health Services and Advanced Care ScriptsTM (“ACS Pharmacy”) names. The Pharmacy Services Segment also provides health management programs, which include integrated disease management for 19 conditions, through our AccordantCareTM rare disease management offering. In addition, through our SilverScript Insurance Company subsidiary, we are a national provider of drug benefits to eligible beneficiaries under the federal government’s Medicare Part D program. The Pharmacy Services Segment operates primarily under the CVS Caremark® Pharmacy Services, Caremark®, CVS Caremark®, CVS Specialty®, AccordantCareTM, SilverScript®, Wellpartner®, Coram®, NovoLogix®, Navarro® Health Services and ACS PharmacyTM names. As of September 30, 2018, the Pharmacy Services Segment

operated 25 retail specialty pharmacy stores, 17 specialty mail order pharmacies, four mail order dispensing pharmacies, and 86 branches for infusion and enteral services, including approximately 68 ambulatory infusion suites and three centers of excellence, located in 42 states, Puerto Rico and the District of Columbia.

Retail/LTC Segment

Our Retail/LTC Segment sells prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, personal care products, convenience foods, seasonal merchandise, greeting cards and photo finishing, through our CVS Pharmacy®, CVS®,  CVS Pharmacy y más®,  Longs Drugs®, Navarro Discount Pharmacy® and Drogaria OnofreTM  retail locations and online through CVS.com®, Navarro.comTM and Onofre.com.brTM. The Retail/LTC Segment also includes the long-term care operations of Omnicare, which distribute prescription drugs and provide related pharmacy consulting and other ancillary services to chronic care facilities and other care settings. The Retail/LTC operations also included commercialization services which were provided under the name RxCrossroads® (“RxC”), until the sale of RxC was completed on January 2, 2018. See “Note 3 – Goodwill and Intangible Assets” to the condensed consolidated financial statements for more information. Our Retail/LTC Segment derives the majority of its revenues through the sale of prescription drugs, which are dispensed by our nearly 32,000 pharmacists. Our Retail/LTC Segment also provides health care services through our MinuteClinic® health care clinics. MinuteClinics are staffed by nurse practitioners and physician assistants who utilize nationally recognized protocols to diagnose and treat minor health conditions, perform health screenings, monitor chronic conditions and deliver vaccinations. As of September 30, 2018, our Retail/LTC Segment included 9,905 retail stores (of which 8,149 were our stores that operated a pharmacy and 1,709 were our pharmacies located within Target stores) located in 49 states, the District of Columbia, Puerto Rico and Brazil operating primarily under the CVS Pharmacy®, CVS®,  CVS Pharmacy y más®,  Longs Drugs®, Navarro Discount Pharmacy® and Drogaria OnofreTM names, 37 onsite pharmacies primarily operating under the CarePlus CVS Pharmacy®, CarePlus® and CVS Pharmacy® names, 1,102 retail health care clinics operating under the MinuteClinic® name (of which 1,098 were located in our retail pharmacy stores or Target stores), and our online retail websites, CVS.com®, Navarro.comTM and Onofre.com.brTM. LTC operations are comprised of 155 spoke pharmacies that primarily handle new prescription orders, of which 30 are also hub pharmacies that use proprietary automation to support spoke pharmacies with refill prescriptions. LTC operates primarily under the Omnicare® and NeighborCare® names.

Corporate Segment

The Corporate Segment provides management and administrative services to support the Company. The Corporate Segment consists of certain aspects of our executive management, corporate relations, legal, compliance, human resources, information technology and finance departments.

Results of Operations

The following discussion explains the material changes in our results of operations for the three and nine months ended September 30, 2018 and 2017, and the significant developments affecting our financial condition since December 31, 2017. We strongly recommend that you read our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Exhibit 13 to our 2017 Form 10‑K along with this report.

Summary of the Condensed Consolidated Financial Results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions, except per share amounts	2018	2017 (1)	2018	2017 (1)
Net revenues	$47,269	$46,181	$139,670	$136,380
Cost of revenues	39,941	39,064	118,282	115,766
Gross profit	7,328	7,117	21,388	20,614
Operating expenses:
Goodwill impairments	—	—	3,921	135
Other operating expenses	4,975	4,618	14,755	14,070
Operating profit	2,353	2,499	2,712	6,409
Interest expense, net	453	245	1,401	744
Other expense	1	192	7	206
Income before income tax provision	1,899	2,062	1,304	5,459
Income tax provision	509	777	1,478	2,115
Income (loss) from continuing operations	1,390	1,285	(174)	3,344
Loss from discontinued operations, net of tax	—	—	(1)	(8)
Net income (loss)	1,390	1,285	(175)	3,336
Net income attributable to noncontrolling interests	—	—	—	(1)
Net income (loss) attributable to CVS Health	$1,390	$1,285	$(175)	$3,335

(1)

Financial information for the three and nine months ended September 30, 2017 has been retrospectively adjusted to reflect a change to the Company’s cost allocation methodology effective January 1, 2018. See “Note 10 – Segment Reporting” to the condensed consolidated financial statements for further discussion.

Net Revenues

Net revenues increased approximately $1.1 billion, or 2.4%, and $3.3 billion, or 2.4%, in the three and nine months ended September 30, 2018, respectively, as compared to the prior year. The increase is due to growth in pharmacy network claim volume in the Pharmacy Services Segments and increased prescription volume in the Retail/LTC Segment, as well as brand inflation. The increases were partially offset by continued price compression and reimbursement pressure as well as increased generic dispensing. Generic prescription drugs typically have a lower selling price than brand name prescription drugs.

Please see the section entitled “Segment Analysis” below for additional information regarding net revenues.

Gross Profit

Gross profit dollars increased $211 million, or 3.0%, and $774 million, or 3.8%, in the three and nine months ended September 30, 2018, respectively, as compared to the prior year. Gross profit dollars for the three and nine months ended September 30, 2018 were positively impacted by increased prescription volume, improved purchasing economics and increased generic dispensing in both segments, partially offset by continued reimbursement pressure and pricing compression. Gross profit as a percentage of net revenues increased approximately ten basis points in the three months ended September 30, 2018 to 15.5%, as compared to the prior year. Gross profit as a percentage of net revenues increased approximately 20 basis points in the nine months ended September 30, 2018 to 15.3%, as compared to the prior year.

Please see the section entitled “Segment Analysis” below for additional information regarding gross profit.

Operating Expenses

Operating expenses including goodwill impairments increased $357 million, or 7.7%, and $4.5 billion, or 31.5%, in the three and nine months ended September 30, 2018, respectively, as compared to the prior year. Operating expenses as a percentage of net revenues increased approximately 50 and 300 basis points in the three and nine months ended September 30, 2018, respectively, as compared to the prior year. The increase in operating expenses in the three and nine months ended September 30, 2018 was primarily due to the following:

•

Goodwill impairments increased $3.8 billion in the nine months ended September 30, 2018, due to a goodwill impairment charge of $3.9 billion in the LTC reporting unit in the nine months ended September 30, 2018 (see “Note 3 – Goodwill and Intangible Assets” to our condensed consolidated financial statements), compared to a $135 million goodwill impairment charge in the RxC reporting unit recorded in the nine months ended September 30, 2017 in connection with the possible sale of RxC. See further discussion of goodwill under “Critical Accounting Policies” later in this document.

•	An $86 million loss in the nine months ended September 30, 2018 on the divestiture of our RxCrossroads subsidiary included in our Retail/LTC Segment.

•

An increase in acquisition-related transaction and integration costs of $66 million and $128 million in the three and nine months ended September 30, 2018, respectively, versus the same periods in the prior year.

•	An increase in operating expenses in the Pharmacy Services and Retail/LTC segments as discussed under “Segment Analysis” later in this document.

These items were partially offset by:

•

A decrease in operating expenses as a result of a lack of charges associated with store closures in the three and nine months ended September 30, 2018, for which we incurred $6 million and $211 million in connection with our enterprise streamlining initiatives in the three and nine months ended September 30, 2017, respectively.

•	A decrease in hurricane-related expenses of $42 million in the three and nine months ended September 30, 2018.

Please see the section entitled “Segment Analysis” below for additional information regarding operating expenses.

Interest Expense, net

Interest expense, net, increased $208 million and $657 million in the three and nine months ended September 30, 2018, respectively, as compared to the prior year. The increase in the three and nine months ended September 30, 2018 was primarily due to the amortization of bridge facility fees of $2 million and $171 million, respectively, for the unsecured bridge facility entered into in December 2017, as well as interest expense of $434 million and $979 million, respectively, on the $40 billion of senior notes issued in March 2018 and the $5 billion term loan facility. These increases were partially offset by interest income on the investment of the proceeds of the $40 billion debt issuance of $209 million and $453 million, respectively, in the three and nine months ended September 30, 2018. See “Note 4 - Borrowings and Credit Agreements” to the condensed consolidated financial statements for additional information.

For additional information on our financing activities, please see the “Liquidity and Capital Resources” section below.

Other Expenses

Other expenses decreased $191 million and $199 million in the three and nine months ended September 30, 2018, respectively, as compared to the prior year.  The decrease in the three and nine months ended was primarily driven by the losses on the settlements of defined benefit pension plans of $187 million in the prior year periods.

Income Tax Provision

Our effective income tax rate was 26.8% and 113.3% for the three and nine months ended September 30, 2018, respectively, compared to 37.7% and 38.7% for the three and nine months ended September 30, 2017, respectively. The difference in the effective income tax rate was primarily due to the $3.9 billion goodwill impairment charge recognized in the nine months ended September 30, 2018, which is not deductible for income tax purposes, as well as the enactment of the TCJA in December 2017, which lowered the 2018 federal corporate income tax rate from 35% to 21%. The Company has not completed its processes to determine the full and final impact of the TCJA. That impact may differ, possibly materially, from the provisional amount recorded for year ended December 31, 2017, due to, among other things, changes in interpretations and assumptions the Company has made, guidance that may be issued and actions the Company may take as a result of the TCJA, and the completion of the Company’s 2017 tax returns.

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

Segment Analysis

We evaluate the performance of our Pharmacy Services and Retail/LTC segments based on net revenue, gross profit, operating profit and operating profit before the effect of nonrecurring charges and gains and certain intersegment activities. We evaluate the performance of our Corporate Segment based on operating expenses before the effect of nonrecurring charges and gains and certain intersegment activities.

In conjunction with the Company’s implementation of a new enterprise resource planning system in the first quarter of 2018, the Company changed the manner in which certain shared functional costs are allocated to its reportable segments. Segment financial information for the three and nine months ended September 30, 2017, has been retrospectively adjusted to reflect this change to the cost allocation methodology as shown in “Note 10 – Segment Reporting” to the condensed consolidated financial statements.

The following is a reconciliation of our segments to the condensed consolidated financial statements:

	Pharmacy			Intersegment	Consolidated
In millions	Services(1)	Retail/LTC	Corporate	Eliminations(2)	Totals
Three Months Ended
September 30, 2018:
Net revenues	$33,763	$20,856	$—	$(7,350)	$47,269
Gross profit	1,737	5,814	—	(223)	7,328
Operating profit (loss) (4)(6)	1,345	1,491	(287)	(196)	2,353
September 30, 2017:
Net revenues	32,896	19,593	—	(6,308)	46,181
Gross profit (5)	1,632	5,689	—	(204)	7,117
Operating profit (loss) (3)(4)(6)	1,327	1,581	(222)	(187)	2,499
Nine Months Ended
September 30, 2018:
Net revenues	99,228	61,960	—	(21,518)	139,670
Gross profit	4,370	17,642	—	(624)	21,388
Operating profit (loss) (3)(4)(6)	3,194	890	(814)	(558)	2,712
September 30, 2017:
Net revenues	96,444	58,488	—	(18,552)	136,380
Gross profit (5)	4,171	17,048	—	(605)	20,614
Operating profit (loss) (3)(4)(6)	3,196	4,442	(677)	(552)	6,409

(1)

Net revenues of the Pharmacy Services Segment include approximately $2.7 billion and $2.6 billion of retail co‑payments for the three months ended September 30, 2018 and 2017, respectively, as well as $8.8 billion and $8.4 billion of retail co‑payments for the nine months ended September 30, 2018 and 2017, respectively.

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

(3)

The Retail/LTC Segment operating profit for the nine months ended September 30, 2018 and 2017 include goodwill impairment charges of $3.9 billion related to the LTC reporting unit and $135 million related to the RxCrossroads reporting unit, respectively. See “Note 3 – Goodwill and Intangible Assets” to the condensed consolidated financial statements. The Retail/LTC Segment operating profit for the nine months ended September 30, 2018 also includes an $86 million loss on the divestiture of the RxCrossroads subsidiary. The Retail/LTC Segment operating profit for the three and nine months ended September 30, 2017 also includes $6 million and $211 million, respectively, of charges associated with store closures.

(4)

The Corporate Segment operating loss for the three and nine months ended September 30, 2018 include $66 million and $145 million, respectively, in acquisition-related transaction and integration costs related to the proposed acquisition of Aetna. The Corporate Segment operating loss for the three and nine months ended September 30, 2017 include $3 million reduction in integration costs for a change in estimate related to the acquisition of Omnicare.

(5)

The Retail/LTC Segment gross profit for the three and nine months ended September 30, 2017 include $2 million and $7 million, respectively, of acquisition-related integration costs related to the acquisition of Omnicare.

(6)

The Retail/LTC Segment operating profit for the three months ended September 30, 2018 and 2017 include $4 million and $9 million, respectively, of acquisition-related integration costs. The Retail/LTC Segment operating profit for the nine months ended September 30, 2018 and 2017 include $7 million and $34 million, respectively, of acquisition-related integration costs. The integration costs are related to the acquisition of Omnicare.

Pharmacy Services Segment

The following table summarizes our Pharmacy Services Segment’s performance for the respective periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2018	2017	2018	2017
Net revenues	$33,763	$32,896	$99,228	$96,444
Gross profit	1,737	1,632	4,370	4,171
Gross profit % of net revenues	5.1%	5.0%	4.4%	4.3%
Operating expenses	392	305	1,176	975
Operating expenses % of net revenues	1.2%	0.9%	1.2%	1.0%
Operating profit	1,345	1,327	3,194	3,196
Operating profit % of net revenues	4.0%	4.0%	3.2%	3.3%
Net revenues:
Mail choice (1)	$11,812	$11,590	$34,807	$33,950
Pharmacy network (2)(4)	21,183	20,519	61,303	59,447
Other (4)	768	787	3,118	3,047
Pharmacy claims processed (90 Day = 3 prescriptions) (3):
Total	466.3	441.1	1,405.2	1,323.2
Mail choice (1)	71.8	66.9	213.0	196.2
Pharmacy network (2)	394.5	374.2	1,192.2	1,127.0
Generic dispensing rate (3):
Total	87.2%	87.0%	87.5%	87.1%
Mail choice (1)	83.9%	83.3%	84.0%	83.1%
Pharmacy network (2)	87.8%	87.7%	88.1%	87.8%
Mail choice penetration rate (3)	15.4%	15.2%	15.2%	14.8%

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

(4)	Amounts revised for the three and nine months ended September 30, 2017 to reflect the reclassification of Medicare Part D premium revenues from pharmacy network revenues to other revenues.

Net Revenues

Net revenues in our Pharmacy Services Segment increased $867 million, or 2.6%, to $33.8 billion in the three months ended September 30, 2018, as compared to the prior year. Net revenues in our Pharmacy Services Segment increased $2.8 billion, or 2.9%, to $99.2 billion in the nine months ended September 30, 2018, as compared to the prior year. The increase is primarily due to growth in pharmacy network and mail choice claim volume as well as brand inflation, partially offset by continued price compression and increased generic dispensing. As you review our Pharmacy Services Segment’s performance in this area, we believe you should consider the following important information about the business for the three and nine months ended September 30, 2018:

•

In the three months ended September 30, 2018, our mail choice claims processed, on a 30-day equivalent basis, increased 7.4% to 71.8 million claims compared to 66.9 million claims in the prior year. In the nine months ended September 30, 2018, our mail choice claims processed, on a 30-day equivalent basis, increased 8.6% to 213.0 million claims compared to 196.2 million claims in the prior year. The increase in mail choice claims was primarily driven by the continued adoption of our Maintenance Choice offerings and an increase in specialty pharmacy claims.

•

Our average revenue per mail choice claim, on a 30-day equivalent basis, decreased 5.1% and 5.6% in the three and nine months ended September 30, 2018, respectively, compared to the prior year, as a result of price compression.

•

In the three months ended September 30, 2018, our pharmacy network claims processed, on a 30-day equivalent basis, increased 5.4% to 394.5 million claims compared to 374.2 million claims in the prior year. In the nine months ended September 30, 2018, our pharmacy network claims processed, on a 30-day equivalent basis, increased 5.8% to 1,192.2 million claims compared to 1,127.0 million claims in the prior year. The increase in the pharmacy network claim volume was primarily due to net new business.

•

Our average revenue per pharmacy network claim processed, on a 30-day equivalent basis, decreased 2.3% and 2.6% in the three and nine months ended September 30, 2018, respectively, compared to the prior year.

•

In the three months ended September 30, 2018, our total generic dispensing rate increased to 87.2%, compared to 87.0% in the prior year. In the nine months ended September 30, 2018, our total generic dispensing rate increased to 87.5%, compared to 87.1% in the prior year. The continued increase in our generic dispensing rate was primarily due to the impact of new generic drug introductions and our continuous efforts to encourage plan members to use generic drugs when they are available and clinically appropriate. We believe our generic dispensing rate will continue to increase in future periods, albeit at a slower pace. This increase will be affected by, among other things, the number of new brand and generic drug introductions and our success at encouraging plan members to utilize generic drugs when they are available and clinically appropriate.

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

Gross profit increased $105 million, or 6.5%, to approximately $1.7 billion in the three months ended September 30, 2018, as compared to the prior year. Gross profit increased $199 million, or 4.8%, to approximately $4.4 billion in the nine months ended September 30, 2018, as compared to the prior year. The increase in gross profit dollars was primarily due to increased claims volume and improved purchasing economics, partially offset by continued pricing compression. Gross profit as a percentage of net revenues increased approximately 20 basis points to 5.1% in the three months ended September 30, 2018, compared to the prior year. Gross profit as a percentage of net revenues increased approximately ten basis points to 4.4% in the nine months ended September 30, 2018, compared to the prior year.

As you review our Pharmacy Services Segment’s performance in this area, we believe you should consider the following important information about the business for the three and nine months ended September 30, 2018:

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

Operating expenses increased $87 million, or 28.6%, to $392 million, or 1.2% as a percentage of net revenues, in the three months ended September 30, 2018, compared to $305 million, or 0.9% as a percentage of net revenues, in the prior year. Operating expenses increased $201 million, or 20.5%, to $1.2 billion, or 1.2% as a percentage of net revenues, in the nine months ended September 30, 2018, compared to $975 million, or 1.0% as a percentage of net revenues, in the prior year. The increase in operating expenses in the three and nine months ended September 30, 2018 is primarily due to growth in the business, including acquisitions, and the reinstatement of the Affordable Care Act’s health insurer fee in 2018, as well as the realization of partially reserved receivables in the prior year periods which reduced operating expenses in those periods.

Retail/LTC Segment

The following table summarizes our Retail/LTC Segment’s performance for the respective periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2018	2017	2018	2017
Net revenues	$20,856	$19,593	$61,960	$58,488
Gross profit (1)	5,814	5,689	17,642	17,048
Gross profit % of net revenues	27.9%	29.0%	28.5%	29.1%
Operating expenses (2)(3)	4,323	4,108	16,752	12,606
Operating expenses % of net revenues	20.7%	21.0%	27.0%	21.6%
Operating profit	1,491	1,581	890	4,442
Operating profit % of net revenues	7.1%	8.1%	1.4%	7.6%
Net revenues:
Pharmacy	$16,123	$14,868	$47,428	$43,901
Front Store	4,557	4,469	13,990	13,788
Other	176	256	542	799
Prescriptions filled (90 Day = 3 prescriptions) (4)	331.2	304.0	989.7	908.7
Net revenue increase (decrease):
Total	6.4%	(2.7)%	5.9%	(2.9)%
Pharmacy	8.4%	(2.9)%	8.0%	(3.1)%
Front Store	2.0%	(2.1)%	1.5%	(2.4)%
Total prescription volume (90 Day = 3 prescriptions) (4)	8.9%	0.4%	8.9%	0.0%
Same store sales increase (decrease) (5):
Total	6.7%	(3.2)%	6.2%	(3.5)%
Pharmacy	8.7%	(3.4)%	8.1%	(3.6)%
Front Store	0.8%	(2.8)%	0.5%	(3.3)%
Prescription volume (90 Day = 3 prescriptions) (4)	9.2%	0.3%	9.1%	(0.4)%
Generic dispensing rates (4)	87.3%	87.2%	87.8%	87.4%

(1)	Gross profit for the three and nine months ended September 30, 2017 include $2 million and $7 million, respectively, of acquisition-related integration costs related to the acquisition of Omnicare.
(2)

Operating expenses for the three and nine months ended September 30, 2018 include $4 million and $7 million, respectively, of acquisition-related integration costs. Operating expenses for the three and nine months ended September 30, 2017 include $7 million and $27 million, respectively, of acquisition-related integration costs. The integration costs are related to the acquisition of Omnicare.

(3)

Operating expenses for the nine months ended September 30, 2018 and 2017 include goodwill impairment charges of $3.9 billion related to the LTC reporting unit and $135 million related to the RxCrossroads reporting unit, respectively. See “Note 3 – Goodwill and Intangible Assets” to the condensed consolidated financial statements. The operating expenses for the nine months ended September 30, 2018 also includes an $86 million loss on the divestiture of the RxCrossroads subsidiary. Operating expenses for the three and nine months ended September 30, 2017 also include $6 million and $211 million, respectively, of charges associated with store closures.

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

As of September 30, 2018, we operated 9,905 retail locations (of which 8,149 were our stores that operated a pharmacy and 1,709 were our pharmacies located within Target stores), compared to 9,751 retail locations as of September 30, 2017.

Net Revenues

Net revenues in our Retail/LTC Segment increased $1.3 billion, or 6.4%, to approximately $20.9 billion in the three months ended September 30, 2018, as compared to the prior year. Net revenues in our Retail/LTC Segment increased $3.5 billion, or 5.9%, to approximately $62.0 billion in the nine months ended September 30, 2018, as compared to the prior year. As you review our Retail/LTC Segment’s performance in this area, we believe you should consider the following important information about the business for the three and nine months ended September 30, 2018:

•

Front store same store sales increased by 0.8% and 0.5% for the three and nine months ended September 30, 2018, respectively, compared to the prior year. For the three and nine months ended September 30, 2018, front store same store sales continued to benefit from strength in our consumer health care and beauty care categories.

•

Pharmacy same store sales increased 8.7% and 8.1%, respectively, for the three and nine months ended September 30, 2018. The increase was driven by the increase in pharmacy same store prescription volumes, which increased 9.2% and 9.1%, respectively, for the three and nine months ended September 30, 2018 on a 30-day equivalent basis, due to continued adoption of our Patient Care Programs, alliances with PBMs and health plans, and our inclusion in a number of additional Medicare Part D networks this year, as well as the impact of year over year brand inflation that occurred primarily in the first three months of the year.

•

Pharmacy revenues continue to be negatively impacted by the conversion of brand name drugs to equivalent generic drugs, which typically have a lower selling price. The generic dispensing rate grew to 87.3% and 87.8%, respectively, for the three and nine months ended September 30, 2018, compared to 87.2% and 87.4% for the three and nine months ended September 30, 2017, respectively. In addition, our pharmacy revenue growth has also been negatively affected by continued reimbursement pressure.

•

The results for the three and nine months ended September 30, 2017 include approximately $0.1 billion and $0.3 billion, respectively, related to our RxCrossroads subsidiary which was sold on January 2, 2018.

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

Gross profit increased $125 million, or 2.2%, to $5.8 billion in the three months ended September 30, 2018, as compared to the prior year. Gross profit increased $594 million, or 3.5%, to $17.6 billion in the nine months ended September 30, 2018, as compared to the prior year. Gross profit as a percentage of net revenues decreased to 27.9% in the three months ended September 30, 2018, compared to 29.0% in the prior year. Gross profit as a percentage of net revenues decreased to 28.5% in the nine months ended September 30, 2018, compared to 29.1% in the prior year.

The increase in gross profit dollars was primarily driven by increased volume, improved purchasing economics, partially offset by continued reimbursement pressure. The decrease in gross profit as a percentage of net revenues in the three and nine months ended September 30, 2018 was primarily due to continued pharmacy reimbursement pressure, partially offset by increased front store margins.

As you review our Retail/LTC Segment’s performance in this area, we believe you should consider the following important information about the business for the three and nine months ended September 30, 2018:

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

Operating expenses increased $215 million to $4.3 billion, or 20.7% as a percentage of net revenues, in the three months ended September 30, 2018, as compared to $4.1 billion, or 21.0% as a percentage of net revenues, in the prior year. Operating expenses increased $4.1 billion to $16.8 billion, or 27.0% as a percentage of net revenues, in the nine months ended September 30, 2018, as compared to $12.6 billion, or 21.6% as a percentage of net revenues, in the prior year. The increase in operating expenses in the three and nine months ended September 30, 2018 was primarily due to the following:

•

A goodwill impairment charge of $3.9 billion in the nine months ended September 30, 2018 in the LTC reporting unit (see “Note 3 – Goodwill and Intangible Assets” to our condensed consolidated financial statements), as compared to a $135 million goodwill impairment charge in the RxC reporting unit recorded in the nine months ended September 30, 2017 in connection with the possible sale of RxC. See further discussion of goodwill under “Critical Accounting Policies” later in this document.

•	An $86 million pre-tax loss on the sale of our RxCrossroads subsidiary in the nine months ended September 30, 2018.

•

An increase in operating expenses in the Retail/LTC Segment due to the investment of savings from the TCJA in wages and benefits, increased prescription volume described previously, incremental costs associated with operating more stores, and investments in the business to drive revenue growth.

These items were partially offset by:

•

A decrease in operating expenses as a result of a lack of charges associated with store closures in the three and nine months ended September 30, 2018, for which we incurred $6 million and $211 million in connection with our enterprise streamlining initiatives in the three and nine months ended September 30, 2017, respectively.

•	A decrease in hurricane-related expenses of $40 million in the three and nine months ended September 30, 2018.

Corporate Segment

Operating Expenses

Operating expenses in our Corporate Segment include expenses from the Company’s executive management, corporate relations, legal, compliance, human resources, information technology and finance departments.

Operating expenses increased $65 million, or 28.8%, to $287 million, and $137 million, or 20.1%, to $814 million, in the three and nine months ended September 30, 2018, respectively, as compared to the prior year. The change in operating expenses was primarily driven by an increase in acquisition-related transaction and integration costs of $69 million and $148 million for the three and nine months ended September 30, 2018, respectively, versus the same period in the prior year. The acquisition-related transaction and integration costs relate to the proposed acquisition of Aetna.

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

The change in cash and cash equivalents and restricted cash is as follows:

	Nine Months Ended September 30,
In millions	2018	2017
Net cash provided by operating activities	$6,386	$8,143
Net cash used in investing activities	(1,386)	(1,567)
Net cash provided by (used in) financing activities	34,927	(7,421)
Net increase (decrease) in cash, cash equivalents and restricted cash	$39,927	$(845)

Net cash provided by operating activities was approximately $6.4 billion in the nine months ended September 30, 2018, compared to $8.1 billion in the nine months ended September 30, 2017. The decrease was primarily driven by the timing of payments from the United States Centers for Medicare and Medicaid Services.

Net cash used in investing activities was approximately $1.4 billion in the nine months ended September 30, 2018, compared to $1.6 billion in the nine months ended September 30, 2017. The $0.2 billion decrease in cash used in investing activities was primarily due to proceeds from the sale of a subsidiary of $0.7 billion partially offset by a $0.2 billion increase in cash outlay for acquisitions and other investments in 2018 versus proceeds from sale-leaseback transactions of approximately $0.3 billion in 2017.

Net cash provided by financing activities was $34.9 billion in the nine months ended September 30, 2018, compared to net cash used in financing activities of $7.4 billion in the nine months ended September 30, 2017. Cash provided by financing activities increased $42.3 billion primarily due to net proceeds from the issuance of long-term debt of $39.4 billion, a $4.4 billion decrease in share repurchases in the current year due to the suspension of the share repurchase program, $0.4 billion received in connection with interest rate hedge settlements, partially offset by a net increase in debt repayments of $1.8 billion.

The following share repurchase programs have been authorized by the Company’s Board of Directors:

In billions		Remaining as of
Authorization Date	Authorized	September 30, 2018
November 2, 2016 (“2016 Repurchase Program”)	$15.0	$13.9
December 15, 2014 (“2014 Repurchase Program”)	10.0	—

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

During the nine months ended September 30, 2018, the Company did not repurchase any shares of common stock pursuant to the 2016 Repurchase Program.

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

The Company did not have any commercial paper outstanding as of September 30, 2018. In connection with its commercial paper program, the Company maintains a $1.75 billion 364-day unsecured back-up credit facility, which expires on May 16, 2019, a $1.25 billion, five-year unsecured back-up credit facility, which expires on July 1, 2020, a $1.0 billion, five-year unsecured back-up credit facility, which expires on May 18, 2022, and a $2.0 billion, five-year unsecured back-up credit facility, which expires on May 17, 2023. The credit facilities allow for borrowings at various rates that are dependent, in part, on the Company’s public debt ratings and require the Company to pay a weighted average quarterly facility fee of approximately 0.03%, regardless of usage. As of September 30, 2018, there were no borrowings outstanding under the back-up credit facilities.

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

The Notes pay interest semi-annually and contain redemption terms which allow or require the Company to redeem the Notes at a defined redemption price plus accrued and unpaid interest at the redemption date. The net proceeds of the Notes will be used to fund the proposed acquisition of Aetna, discussed in “Note 2 Proposed Acquisition of Aetna” to our condensed consolidated financial statements.

If the proposed acquisition of Aetna has not been completed by September 3, 2019 (the “Outside Date”) or if, prior to such date, the merger agreement is terminated or the Company otherwise publicly announces that the merger will not be consummated, then the Company will be required to redeem all outstanding 2020 Floating Rate Notes, 2021 Floating Rate Notes, 2020 Notes, 2021 Notes, 2023 Notes, 2025 Notes, 2028 Notes and 2038 Notes at a redemption price equal to 101% of the aggregate principal amount of those notes plus accrued and unpaid interest. The 2048 Notes are not subject to this mandatory redemption provision. The proposed acquisition of Aetna is expected to close in the fourth quarter of 2018. The Company believes it has sufficient cash on hand and borrowing capacity to complete the transaction.

On December 3, 2017, in connection with the proposed acquisition of Aetna, the Company entered into a $49.0 billion unsecured bridge loan facility commitment. The Company paid approximately $221 million in fees upon entering into the agreement. The fees were capitalized in other current assets and are being amortized as interest expense over the period the bridge loan facility commitment is outstanding. The bridge loan facility commitment was reduced to $44.0 billion on December 15, 2017 upon the Company entering into a $5.0 billion term loan agreement. As discussed above, on March 9, 2018, the Company issued unsecured senior notes with an aggregate principal of $40.0 billion. At this time, the bridge loan facility commitment was reduced to $4.0 billion and the Company paid approximately $8 million in fees to retain the bridge loan facility commitment through the date of the proposed acquisition of Aetna. These fees were capitalized in other current assets and are being amortized as interest expense over the period the bridge loan facility commitment is outstanding. The Company recorded $2 million and $171 million of amortization of the bridge loan facility commitment fees during the three and nine months ended September 30, 2018, respectively, which was recorded in “Interest expense, net” on the condensed consolidated statements of operations. On October 26, 2018, the Company entered into a $4.0 billion unsecured 364-day bridge term loan agreement to formalize the bridge loan facility discussed above.

Our back‑up credit facilities, unsecured senior notes, and term loan agreement contain customary restrictive financial and operating covenants. These covenants do not include a requirement for the acceleration of our debt maturities in the event of a downgrade in our credit rating. We do not believe the restrictions contained in these covenants materially affect our financial or operating flexibility. As of September 30, 2018, the Company is in compliance with all debt covenants.

As of September 30, 2018, our long-term debt was rated “Baa1” by Moody’s and “BBB” by Standard & Poor’s, and our commercial paper program was rated “P‑2” by Moody’s and “A‑2” by Standard & Poor’s. In December 2017, subsequent to the announcement of the proposed acquisition of Aetna, Moody’s changed the outlook on our long-term debt to “Under Review” from “Stable.” Similarly, S&P placed our-long-term debt outlook on “Watch Negative” from “Stable”. Upon the issuance of the Notes on March 9, 2018, Standard and Poor’s lowered its corporate credit rating on our long-term debt to “BBB” from “BBB+” and changed the outlook from “Watch Negative” to “Stable”. In assessing our credit strength, we believe that both Moody’s and Standard & Poor’s considered, among other things, our capital structure and financial policies as well as our consolidated balance sheet, our historical acquisition activity and other financial information. Although we currently believe our long-term debt ratings will remain investment grade, we cannot guarantee the future actions of Moody’s and/or Standard & Poor’s. Our debt ratings have a direct impact on our future borrowing costs, access to capital markets and new store operating lease costs.

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

Revenue Recognition

Effective January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In March 2016, the FASB issued ASU 2016-08, Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net), which amends the principal-versus-agent implementation guidance and in April 2016 the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which amends the guidance in those areas in the new revenue recognition standard. See the Adoption of New Revenue Recognition Standard section of “Note 1 - Accounting Policies” to the condensed consolidated financial statements for a detailed discussion of the adoption of this new revenue recognition standard.

Goodwill

As discussed in “Note 3 – Goodwill and Intangible Assets” to the condensed consolidated financial statements, during 2018, our LTC reporting unit has continued to experience challenges that have impacted management’s ability to grow the business at the rate that was originally estimated when we made the acquisition of Omnicare, Inc. and when the prior year annual goodwill impairment test was performed. These challenges include lower client retention rates, lower occupancy rates in skilled nursing facilities, the deteriorating financial health of numerous skilled nursing facility customers, and continued facility reimbursement pressures. In June 2018, management submitted its initial budget for 2019 and updated the 2018 annual forecast which showed a deterioration in the financial results for the remainder of 2018 and in 2019, which also caused management to update its long term forecast beyond 2019. Based on these updated projections, we determined that there were indicators that the LTC reporting unit’s goodwill may be impaired, and accordingly, we performed an interim goodwill impairment test as of June 30, 2018. The results of the impairment test showed that the fair value of the LTC reporting unit was lower than the carrying value, resulting in a $3.9 billion pre-tax goodwill impairment charge in the second quarter of 2018. In addition to the lower financial projections, higher risk-free interest rates and lower market multiples of the peer group companies contributed to the amount of the goodwill impairment charge.

During the third quarter of 2018, we performed our required annual impairment tests of goodwill. The results of the impairment tests indicated that there was no impairment of goodwill. The goodwill impairment tests resulted in the fair values of our Pharmacy Services and Retail Pharmacy reporting units exceeding their carrying values by significant margins. The fair value of our LTC reporting unit exceeded its carrying value by approximately 2%. As of September 30, 2018, the goodwill balance in our LTC reporting unit is approximately $2.7 billion.

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

Though we believe the financial projections used to determine the fair value of the LTC reporting unit in the third quarter of 2018 are reasonable and achievable, our LTC reporting unit may continue to face challenges that may affect our ability to grow the business at the rate we estimated when we performed such goodwill impairment test. These challenges and some of the key assumptions included in our financial projections to determine the estimated fair value of our LTC reporting unit include client retention rates, occupancy rates in skilled nursing facilities, the financial health of skilled nursing facility customers, facility reimbursement pressures, our ability to execute our senior living initiative, our ability to make acquisitions and integrate those businesses into our LTC operations in an orderly manner, as well as our ability to extract cost savings from labor productivity and other initiatives. We recently made a number of additions and changes to our LTC management team to better respond to these challenges. The estimated fair value of our LTC reporting unit is also dependent on earnings multiples of market participants in the pharmacy industry, as well as the risk-free interest rate environment which impacts the discount rate used in the discounted cash flow method. If we do not achieve our forecasts, given that the fair value of the LTC reporting unit only exceeded its carrying value by approximately 2% in the third quarter of 2018, it is reasonably possible in the near term that the goodwill of the LTC reporting unit could be deemed to be impaired again by a material amount.

For a full description of our other critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Form 10 K.

Cautionary Statement Concerning Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of the Company. In addition, the Company and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the U.S. Securities and Exchange Commission (“SEC”) and in its reports to stockholders, press releases, webcasts, conference calls, meetings and other communications. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “project,” “anticipate,” “will,” “should” and similar expressions identify statements that constitute forward-looking statements. All statements addressing operating performance of CVS Health Corporation or any subsidiary, events or developments that the Company expects or anticipates will occur in the future, including statements relating to corporate strategy; revenue growth; earnings or earnings per common share growth; adjusted earnings or adjusted earnings per common share growth; free cash flow; debt ratings; inventory levels; inventory turn and loss rates; store development; relocations and new market entries; retail pharmacy business, sales trends and operations; PBM business, sales trends and operations; specialty pharmacy business, sales trends and operations; LTC pharmacy business, sales trends and operations; the Company’s ability to attract or retain customers and clients; pending acquisitions, including the proposed acquisition of Aetna; Medicare Part D competitive bidding, enrollment and operations; new product development; and the impact of industry and regulatory developments, as well as statements expressing optimism or pessimism about future operating results or events, are forward-looking statements within the meaning of the Reform Act.

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

•

The risk that any condition related to the closing of any proposed acquisition, including the proposed acquisition of Aetna, may not be satisfied on a timely basis or at all, including the inability to obtain required regulatory approvals of any proposed acquisition, including the proposed acquisition of Aetna, or on the terms desired or anticipated; the risk that such approvals may result in the imposition of conditions that could adversely affect the resulting combined company or the expected benefits of any proposed transaction, including the proposed acquisition of Aetna; and the risk that the proposed transactions, including the proposed acquisition of Aetna fail to close for any other reason, which could negatively impact our stock price and our future business and financial results.

•

The possibility that the anticipated synergies and other benefits from any acquisition by us, including the proposed acquisition of Aetna, will not be realized, or will not be realized within the expected time periods.

•

Other risks related to the proposed acquisition of Aetna including the possibility of failing to retain existing management including key executives of Aetna, the potential for disruption of our business relationships due to uncertainty associated with the proposed acquisition of Aetna, the increased difficulty for us to pursue alternatives to the proposed acquisition of Aetna, and the possibility that the proposed acquisition of Aetna may not be accretive to our earnings per share.

•

The risks and uncertainties related to our ability to integrate the operations, products, services and employees of any entities acquired by us, including the proposed acquisition of Aetna and the effect of the potential disruption of management’s attention from ongoing business operations due to any pending acquisitions, including the proposed acquisition of Aetna.

•	The accessibility or availability of adequate financing on a timely basis and on reasonable terms and the risks related to the indebtedness incurred to fund the proposed acquisition of Aetna.

•

Risks related to the outcome of any legal proceedings related to, or involving any entity that is a part of, any proposed acquisition contemplated by us, including the risk that we may be subject to securities class action and derivative lawsuits in connection with the proposed acquisition of Aetna.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2018, the Company did not have any interest rate, foreign currency exchange rate or commodity derivative instruments in place and believes that as of September 30, 2018 its exposure to interest rate risk (inherent in the Company’s debt portfolio), foreign currency exchange rate risk and commodity price risk is not material.

Item 4.   Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a‑15(f) and 15d‑15(f)) as of September 30, 2018, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to provide reasonable assurance that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a‑15 or Rule 15d‑15 that occurred in the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.   Legal Proceedings

I. Legal Proceedings

We refer you to “Note 11 - Commitments and Contingencies” contained in the “Notes to the Condensed Consolidated Financial Statements” of our Quarterly Report on Form 10‑Q for the three and nine months ended September 30, 2018 for a description of our legal proceedings.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table presents the total number of shares purchased in the three months ended September 30, 2018, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to the 2016 Repurchase Program. See “Note 5 - Share Repurchase Programs” contained in the “Notes to the Condensed Consolidated Financial Statements” of our Quarterly Report on Form 10‑Q for the three months ended September 30, 2018.

				Approximate Dollar
			Total Number of Shares	Value of Shares that
	Total Number	Average	Purchased as Part of	May Yet Be
	of Shares	Price Paid per	Publicly Announced	Purchased Under the
Fiscal Period	Purchased	Share	Plans or Programs	Plans or Programs
July 1, 2018 through July 31, 2018	—	$—	—	$13,869,392,446
August 1, 2018 through August 30, 2018	—	$—	—	$13,869,392,446
September 1, 2018 through September 30, 2018	—	$—	—	$13,869,392,446
	—		—

Item 6.   Exhibits

Exhibits:

Exhibits marked with an asterisk (*) are hereby incorporated by reference to exhibits or appendices previously filed by the Registrant as indicated in brackets following the description of the exhibit.

3.1*	Restated Certificate of Incorporation of the Registrant [incorporated by reference to Exhibit 3.1C to the Registrant’s Current Report on Form 8‑K dated June 5, 2018 (Commission File No. 001‑01011)].
3.2*	By‑laws of Registrant, as amended and restated [incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8‑K dated June 5, 2018 (Commission File No. 001‑01011)].
10.1	Confidential Separation Agreement between the Registrant and the Registrant’s Executive Vice President and Chief Financial Officer effective as of June 25, 2018.
15.1	Letter re: Unaudited Interim Financial Information.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from the CVS Health Corporation Quarterly Report on Form 10‑Q for the three and nine months ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related Footnotes to the Condensed Consolidated Financial Statements.

Signatures:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10‑Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CVS Health Corporation
(Registrant)

/s/ David M. Denton
David M. Denton
Executive Vice President and Chief Financial Officer
November 6, 2018