Form 10-K
period 2018-12-31
CVS HEALTH Corp
filed 2019-02-28
CIK 64803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018
OR
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to_________
Commission file number 001-01011
CVS HEALTH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	05-0494040 (I.R.S. Employer Identification No.)
One CVS Drive, Woonsocket, Rhode Island (Address of principal executive offices)	02895 (Zip Code)
(401) 765-1500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, par value $0.01 per share Title of each class	New York Stock Exchange Name of each exchange on which registered
Securities registered pursuant to Section 12(g) of the Act:	None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐ Yes ☑ No
The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $65,262,991,789 as of June 30, 2018, based on the closing price of the common stock on the New York Stock Exchange. For purposes of this calculation, only executive officers and directors are deemed to be the affiliates of the registrant.
As of February 19, 2019, the registrant had 1,297,082,165 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The following materials are incorporated by reference into this Form 10-K:
Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2018 (the “Annual Report”) are incorporated by reference in response to Items 1, 1A, 2 and 3 of Part I and Items 5, 6, 7, 7A, 8 and 9A of Part II, in each case to the extent described therein.

Information contained in the definitive proxy statement for CVS Health Corporation’s 2019 Annual Meeting of Stockholders, to be filed on or about April 5, 2019 (the “Proxy Statement”), is incorporated by reference in response to Items 10 through 14 of Part III to the extent described therein.

PART I

Item 1. Business

Overview

CVS Health Corporation, together with its subsidiaries (collectively, “CVS Health,” the “Company,” “we,” “our” or “us”), is the nation’s premier health innovation company helping people on their path to better health. Whether in one of its pharmacies or through its health services and plans, CVS Health is pioneering a bold new approach to total health by making quality care more affordable, accessible, simple and seamless. CVS Health is community-based and locally focused, engaging consumers with the care they need when and where they need it. The Company has more than 9,900 retail locations, approximately 1,100 walk-in medical clinics, a leading pharmacy benefits manager with approximately 92 million plan members, a dedicated senior pharmacy care business serving more than one million patients per year, expanding specialty pharmacy services, and a leading stand-alone Medicare Part D prescription drug plan. CVS Health also serves an estimated 38 million people through traditional, voluntary and consumer-directed health insurance products and related services, including rapidly expanding Medicare Advantage offerings. The Company believes its innovative health care model increases access to quality care, delivers better health outcomes and lowers overall health care costs.

On November 28, 2018 (the “Aetna Acquisition Date”), the Company acquired Aetna Inc. (“Aetna”) for a combination of cash and CVS Health stock (the “Aetna Acquisition”). The Company acquired Aetna to help improve the consumer health care experience by combining Aetna’s health care benefits products and services with CVS Health’s more than 9,900 retail locations, approximately 1,100 walk-in medical clinics and integrated pharmacy capabilities with the goal of becoming the new, trusted front door to health care. Under the terms of the merger agreement, Aetna shareholders received $145.00 in cash and 0.8378 CVS Health shares for each Aetna share. The transaction valued Aetna at approximately $212 per share or approximately $70 billion. Including the assumption of Aetna’s debt, the total value of the transaction was approximately $78 billion. The Company financed the cash portion of the purchase price through a combination of cash on hand and by issuing approximately $45.0 billion of new debt, including senior notes and term loans. For additional information, see Note 2 ‘‘Acquisition of Aetna’’ contained in the “Notes to Consolidated Financial Statements” in the Annual Report, which is incorporated by reference herein.

On October 10, 2018, the Company and Aetna entered into a consent decree with the United States Department of Justice (the “DOJ”) that allowed the Company’s proposed acquisition of Aetna to proceed, provided Aetna agreed to sell its individual standalone Medicare Part D prescription drug plans. As part of the agreement reached with the DOJ, Aetna entered into a purchase agreement with a subsidiary of WellCare Health Plans, Inc. (“WellCare”) for the divestiture of Aetna’s standalone Medicare Part D prescription drug plans effective December 31, 2018. On November 30, 2018, Aetna completed the sale of its standalone Medicare Part D prescription drug plans. Aetna’s standalone Medicare Part D prescription drug plans had an aggregate of approximately 2.3 million members as of December 31, 2018. Aetna will provide administrative services to, and will retain the financial results of, the divested plans through 2019.

As a result of the Aetna Acquisition, the Company added the Health Care Benefits segment, which is the equivalent of the former Aetna Health Care segment. Certain aspects of Aetna’s operations, including products for which the Company no longer solicits or accepts new customers, such as large case pensions and long-term care insurance products, are included in the Company’s Corporate/Other segment. The Company now has four reportable segments: Pharmacy Services, Retail/LTC, Health Care Benefits and Corporate/Other.

Business Strategy

The combined company expects to transform the consumer health care experience and build healthier communities through a new innovative health care model that is local, easier to use, less expensive and puts consumers at the center of their care. The Company believes that improving the consumer’s health care experience will improve consumer engagement with their health which will lead to improved health outcomes and lower total health care costs. The Company believes there are three imperatives to accomplishing this transformation: be local, make it simple and improve health. These imperatives also guide the Company’s five key strategies for delivering medical cost savings for its customers: improve common chronic disease management, reduce unnecessary hospital readmissions, improve the efficiency of the sites at which medical members receive care, optimize primary care delivery and improve the Company’s complex chronic disease management capabilities.

Pharmacy Services Segment

The Pharmacy Services segment provides a full range of pharmacy benefit management (“PBM”) solutions, including plan design offerings and administration, formulary management, retail pharmacy network management services, mail order pharmacy, specialty pharmacy and infusion services, Medicare Part D services, clinical services, disease management services and medical spend management. The Pharmacy Services segment’s clients are primarily employers, insurance companies, unions, government employee groups, health plans, Medicare Part D prescription drug plans (“PDPs”), Medicaid managed care (“Managed Medicaid”) plans, plans offered on public health insurance exchanges (“Public Exchanges”) and private health insurance exchanges (“Private Exchanges” and together with Public Exchanges, “Insurance Exchanges”), other sponsors of health benefit plans and individuals throughout the United States. In addition, the Company is a national provider of drug benefits to eligible beneficiaries under the Medicare Part D prescription drug program. The Pharmacy Services segment operates retail specialty pharmacy stores, specialty mail order pharmacies, mail order dispensing pharmacies, compounding pharmacies and branches for infusion and enteral nutrition services. During the year ended December 31, 2018, the Company’s PBM filled or managed approximately 1.9 billion prescriptions on a 30-day equivalent basis.

PBM Services

The Company dispenses prescription drugs directly through its mail order dispensing and specialty mail order pharmacies and through pharmacies in its retail network. All prescriptions processed by the Company are analyzed, processed and documented by the Company’s proprietary prescription management systems. These systems provide essential features and functionality to allow a plan member to utilize their prescription drug benefits. These systems also streamline the process by which prescriptions are processed by staff and network pharmacists by enhancing review of various items through automation, including plan eligibility, early refills, duplicate dispensing, appropriateness of dosage, drug interactions or allergies, over-utilization and potential fraud.

Plan Design Offerings and Administration
The Company administers pharmacy benefit plans for clients who contract with it to facilitate prescription drug coverage and claims processing for their eligible plan members. The Company assists its PBM clients in designing pharmacy benefit plans that help improve health outcomes while minimizing the costs to the client. The Company also assists PBM clients in monitoring the effectiveness of their plans through frequent, informal communications, the use of proprietary software, as well as through formal annual, quarterly and sometimes monthly performance reviews.

The Company makes recommendations to help PBM clients design benefit plans that promote the use of lower cost, clinically appropriate drugs and helps its PBM clients control costs by recommending plan designs that encourage the use of generic equivalents of brand name drugs when such equivalents are available. Clients also have the option, through plan design, to further lower their pharmacy benefit plan costs by setting different member payment levels for different products on their drug lists or “formularies,” which helps guide members to choose lower cost alternatives through appropriate financial incentives.

Formulary Management
The Company utilizes an independent panel of doctors, pharmacists and other medical experts, referred to as the CVS Caremark National Pharmacy and Therapeutics Committee, to review and approve the selection of drugs that meet the Company’s standards of safety and efficacy for inclusion on one of the Company’s template formularies. The Company’s formularies provide recommended products in numerous drug classes to help ensure member access to clinically appropriate drugs with alternatives within a class under the client’s pharmacy benefit plan, while helping to drive the lowest net cost for clients that select one of the Company’s formularies. To help improve clinical outcomes for members and clients, the Company conducts ongoing, independent reviews of all drugs, including, but not limited to, those appearing on the formularies and generic equivalent products. Many of the Company’s clients choose to adopt a template formulary offering as part of their plan design. Beginning in 2018, clients had new capabilities to offer real time benefits information for a member’s specific plan design, provided digitally at the point of prescribing, at the pharmacy and directly to members.

Retail Pharmacy Network Management Services
The Company maintains a national network of more than 68,000 retail pharmacies, consisting of approximately 41,000 chain pharmacies (which includes CVS Pharmacy locations) and 27,000 independent pharmacies, in the United States, including Puerto Rico, the District of Columbia, Guam and the United States Virgin Islands. When a customer fills a prescription in a retail pharmacy, the pharmacy sends prescription data electronically to the Company from the point-of-sale. This data interfaces with the Company’s proprietary prescription management systems, which verify relevant plan member data and eligibility, while also performing a drug utilization review to help evaluate clinical appropriateness and safety and confirming that the pharmacy will receive payment for the prescription. The Company is also able to build client-specific pharmacy networks and managed pharmacy network solutions to further drive savings for clients. These include a performance-based pharmacy network with approximately 30,000 stores that is anchored by CVS Pharmacy and Walgreens, along with up to 10,000 independent pharmacies across the United States. The performance-based network is designed to deliver unit cost savings and to improve clinical outcomes in order to help to lower overall health care costs for participating payors and their members.

Mail Order Pharmacy Services
The Pharmacy Services segment operates mail order dispensing pharmacies in the United States. Plan members or their prescribers submit prescriptions or refill requests, primarily for maintenance medications, to these pharmacies via mail, telephone, fax, e-prescribing or the Internet, and staff pharmacists review these prescriptions and refill requests with the assistance of the Company’s prescription management systems. This review may involve communications with the prescriber and, with the prescriber’s approval when required, can result in generic substitution, therapeutic interchange or other actions designed to help reduce cost and/or improve quality of treatment. The Company’s mail order dispensing pharmacies have been awarded Mail Order Pharmacy accreditation from Utilization Review Accreditation Commission (“URAC”), a health care accrediting organization that establishes quality standards for the health care industry.

Specialty Pharmacy and Infusion Services
The Pharmacy Services segment operates specialty mail order pharmacies, retail specialty pharmacy stores and branches for infusion and enteral nutrition services in the United States. These specialty mail order pharmacies are used for delivery of advanced medications to individuals with chronic or genetic diseases and disorders. The Company’s specialty mail order pharmacies also have been awarded Specialty Pharmacy accreditation from URAC. Substantially all of the Company’s mail service specialty mail order pharmacies also have been accredited by the Joint Commission, which is an independent, not-for-profit organization that accredits and certifies health care programs and organizations in the United States.

Medicare Part D Services
The Company participates in the administration of the Medicare Part D prescription drug program through the provision of PBM services to those health plan clients and other clients that have qualified as a PDP or as a Medicare Advantage prescription drug plan and by offering Medicare Part D pharmacy benefits through its SilverScript subsidiary that is a PDP that has contracted with the United States Centers for Medicare & Medicaid Services (“CMS”). The Company also assists employer, union and other health plan clients that qualify for the retiree drug subsidy made available under Medicare Part D by collecting and submitting eligibility and/or drug cost data to CMS in order for such clients to obtain the subsidy and offers Medicare Part D pharmacy benefits to such clients’ retirees through Employer Group Waiver Plans (“EGWPs”) sponsored by SilverScript.

Clinical Services
The Company offers multiple clinical programs and services to help clients manage overall pharmacy and health care costs in a clinically appropriate manner. These programs are primarily designed to promote better health outcomes, and to help target inappropriate medication utilization and non-adherence to medication, each of which may result in adverse medical events that negatively affect member health and client pharmacy and medical spend. These programs include utilization management (“UM”), medication management, quality assurance, adherence and counseling programs to complement the client’s plan design and clinical strategies. To help address the opioid epidemic, the Company introduced an industry-leading UM approach that limits to seven days the supply of opioids dispensed for certain acute prescriptions for patients who are new to therapy; limits the daily dosage of opioids dispensed based on the strength of the opioid; and requires the use of immediate-release formulations of opioids before extended-release opioids are dispensed. The Company’s Pharmacy Advisor program facilitates pharmacist counseling, both face-to-face and over the telephone, to help participating plan members with certain chronic diseases, such as diabetes and cardiovascular conditions, to identify gaps in care, adhere to their prescribed medications and manage their health conditions. The Company also has digital connectivity that helps to lower drug costs for patients by providing expanded visibility to lower cost alternatives through enhanced analytics and data sharing.

Disease Management Programs
The Company’s clinical programs and services utilize advanced protocols and offer clients convenience in working with health care providers (“providers”) and other third parties. The Company’s integrated disease management programs cover diseases such as rheumatoid arthritis, Parkinson’s disease, seizure disorders and multiple sclerosis. The majority of these integrated programs are accredited by the National Committee for Quality Assurance (“NCQA”), a private, not-for-profit organization that evaluates, accredits and certifies a wide range of health care organizations.

Medical Benefit Management
The Company’s NovoLogix® online preauthorization tool helps identify and capture cost savings opportunities for specialty drugs billed under the medical benefit by identifying outliers to appropriate dosages and costs, and helps to ensure clinically appropriate use of specialty drugs.

Pharmacy Services Information Systems

The majority of the Pharmacy Services segment’s clients have migrated to a single claim adjudication platform. This platform incorporates architecture that centralizes the data generated from filling mail order prescriptions, adjudicating retail pharmacy claims and delivering other solutions to PBM clients. The Health Engagement Engine® technology and proprietary clinical algorithms help connect the various parts of the enterprise and serve an essential role in cost management and health improvement. This capability transforms pharmacy data into actionable interventions at key points of care such as mail and specialty pharmacists to help provide quality care.

Pharmacy Services Clients

The Company’s Pharmacy Services clients are primarily employers, insurance companies, unions, government employee groups, health plans, Medicare Part D plans, Managed Medicaid plans and plans offered on public and private health insurance exchanges, other sponsors of health benefit plans and individuals located throughout the United States. Pharmaceuticals are provided to eligible members in benefit plans maintained by clients and utilize the Company’s information systems, among other things, to help perform safety checks, drug interaction screening and identify opportunities for generic substitution. Substantially all of the Pharmacy Services segment’s revenue is generated from dispensing and managing prescription drugs to eligible members in benefit plans maintained by clients. In 2018, 2017 and 2016, revenues from Aetna accounted for approximately 9.8%, 12.3% and 11.7%, respectively, of the Company’s consolidated total revenues. On the Aetna Acquisition Date, Aetna became a wholly-owned subsidiary of CVS Health. Subsequent to the Aetna Acquisition Date, revenues from Aetna will continue to be reported in the Pharmacy Services segment; however, these revenues are eliminated in the consolidated financial statements.

Pharmacy Services Seasonality

The majority of Pharmacy Services segment revenues are not seasonal in nature. However, quarterly earnings and operating cash flows are impacted by the Medicare Part D benefit design and changes in the composition of PDP membership. The Medicare Part D standard benefit design results in coverage that varies with a member’s cumulative annual out-of-pocket costs. The benefit design generally results in employers or other entities that sponsor the Company’s products (“plan sponsors”) sharing a greater portion of the responsibility for total prescription drug costs in the early part of the year. As a result, the PDP pay percentage or benefit ratio generally decreases and operating income generally increases as the year progresses.

Pharmacy Services Competition

The Company believes the primary competitive factors in the pharmacy services industry include: (i) the ability to negotiate favorable discounts from drug manufacturers as well as to negotiate favorable discounts from, and access to, retail pharmacy networks; (ii) the ability to identify and apply effective cost management programs utilizing clinical strategies, including the development and utilization of preferred formularies; (iii) the ability to market PBM products and services; (iv) the commitment to provide flexible, clinically-oriented services to clients and be responsive to clients’ needs; (v) the quality, scope and costs of products and services offered to clients and their members; and (vi) operational excellence in delivering services. The Pharmacy Services segment has a significant number of competitors (e.g., the Express Scripts business of Cigna Corporation, OptumRx, Prime Therapeutics, MedImpact and Humana) offering PBM services, including large, national PBM companies, PBMs owned by large national health plans and smaller standalone PBMs. References to competitors and other companies throughout this Annual Report on Form 10-K, including the information incorporated by reference herein, are for illustrative or comparison purposes only and do not indicate that these companies are the Company’s or any segment’s only competitors or closest competitors.

Retail/LTC Segment

The Retail/LTC segment sells prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products, cosmetics and personal care products, provides health care services through its MinuteClinic® walk-in medical clinics and conducts long-term care (“LTC”) pharmacy operations, which distribute prescription drugs and provide related pharmacy consulting and other ancillary services to chronic care facilities and other care settings. Prior to January 2, 2018, the Retail/LTC segment also provided commercialization services under the name RxCrossroads®. The Company divested its RxCrossroads subsidiary on January 2, 2018. As of December 31, 2018, the Retail/LTC segment operated more than 9,900 retail locations, over 1,100 MinuteClinic® locations as well as online retail pharmacy websites, LTC pharmacies and onsite pharmacies. During the year ended December 31, 2018, the Retail/LTC segment filled approximately 1.3 billion prescriptions on a 30-day equivalent basis. In December 2018, the Company held approximately 26% of the United States retail pharmacy market.

Retail/LTC Products and Services

A typical retail store sells prescription drugs and a wide assortment of high-quality, nationally advertised brand name and proprietary brand merchandise. Front store categories include over-the-counter drugs, beauty products, cosmetics and personal care products. LTC operations include distribution of prescription drugs and related consulting and ancillary services. The Company purchases merchandise from numerous manufacturers and distributors. The Company believes that competitive sources are readily available for substantially all of the products carried in its retail stores and the loss of any one supplier would not likely have a material effect on the Retail/LTC segment. The Company’s MinuteClinics offer a variety of health care services.

Retail/LTC revenues by major product group are as follows:

	Percentage of Revenues
	2018	2017	2016
Pharmacy (1)	76.4%	75.0%	75.0%
Front store and other (2)	23.6%	25.0%	25.0%
	100.0%	100.0%	100.0%

_____________________________________________

(1)	Pharmacy includes LTC sales and sales in pharmacies within Target Corporation stores.

(2)	“Other” represents less than 5% of the “Front store and other” revenue category.

Pharmacy
Pharmacy revenues represented approximately three-fourths of Retail/LTC segment revenues in each of 2018, 2017 and 2016. The Company believes that retail pharmacy operations will continue to represent a critical part of the Company’s business due to industry demographics, e.g., an aging American population consuming a greater number of prescription drugs, prescription drugs being used more often as the first line of defense for managing illness, the introduction of new pharmaceutical products, and Medicare Part D growth. The Company believes the retail pharmacy business benefits from investment in both people and technology, as well as innovative collaborations with health plans, PBMs and providers. Given the nature of prescriptions, consumers want their prescriptions filled accurately by professional pharmacists using the latest tools and technology, and ready when promised. Consumers also need medication management programs and better information to help them get the most out of their health care dollars. To assist consumers with these needs, the Company has introduced integrated pharmacy health care services that provide an earlier, easier and more effective approach to engaging consumers in behaviors that can help lower costs, improve health and save lives.

Front Store
Front store revenues reflect the Company’s strategy of innovating with new and unique products and services, using innovative personalized marketing and adjusting the mix of merchandise to match customers’ needs and preferences. A key component of the front store strategy is the ExtraCare® card program, which is one of the largest and most successful retail loyalty programs in the United States. The ExtraCare program allows the Company to balance marketing efforts so it can reward its best customers by providing them with automatic sale prices, customized coupons, ExtraBucks® rewards and other benefits. The Company continues to launch and enhance new and exclusive brands to create unmatched offerings in beauty products and deliver other unique product offerings, including a full range of high-quality CVS Health and other proprietary brand products that are only available through CVS stores. The Company currently carries approximately 7,000 CVS Health and proprietary brand products, which accounted for approximately 23% of front store revenues during 2018.

MinuteClinic
As of December 31, 2018, the Company operated approximately 1,100 MinuteClinic® locations in the United States. The clinics are staffed by nurse practitioners and physician assistants who utilize nationally established guidelines to deliver a variety of health care services. Payors value these clinics because they provide convenient, high-quality, cost-effective care, in many cases offering an attractive alternative to more expensive sites of care. As a result, visits paid for by employers, health insurers or other third parties accounted for approximately 91% of MinuteClinic’s total revenues in 2018. MinuteClinic is collaborating with the Pharmacy Services and Health Care Benefits segments to help meet the needs of CVS Caremark’s client plan members and the Company’s health plan members by offering programs that can improve member health and lower costs.

MinuteClinic is now affiliated with more than 75 major health systems and continues to build a platform that supports primary care.

Long-term Care Pharmacy Operations
The Retail/LTC segment provides LTC pharmacy services through the Omnicare business. Omnicare’s customers consist of skilled nursing facilities, assisted living facilities, independent living communities, hospitals, correctional facilities, and other health care service providers. The Company provides pharmacy consulting, including monthly patient drug therapy evaluations, to assist in compliance with state and federal regulations and provide proprietary clinical and health management programs. It also provides pharmaceutical case management services for retirees, employees and dependents who have drug benefits under corporate-sponsored health care programs.

Onsite Pharmacies
The Company also operates a limited number of pharmacies located at client sites, which provide certain health plan members and customers with a convenient alternative for filling their prescriptions.

Retail Store Development

The addition of new retail locations has played, and will continue to play, a key role in the Company’s continued growth and success. The Company’s store development program focuses on three areas: entering new markets, adding stores within existing markets and relocating stores to more convenient sites. During 2018, the Company opened 145 new retail locations, relocated approximately 35 stores and closed approximately 30 locations. During the last five years, the Company opened approximately 900 new and relocated locations, and acquired approximately 1,825 locations, including the pharmacies acquired from Target Corporation (“Target”) in 2015. The Company believes that continuing to grow its store base appropriately and locate retail stores in more accessible markets are essential components of competing effectively in the current health care environment. As a result, the Company believes that its store development program is an integral part of its ability to meet the needs of customers and maintain its leadership position in the retail pharmacy market given the changing health care landscape.

Retail/LTC Information Systems

The Company has continued to invest in information systems to enable it to deliver exceptional customer service, enhance safety and quality, and expand patient care services while lowering operating costs. The proprietary WeCARE Workflow supports pharmacy teams by prioritizing work to meet customer expectations, facilitating prescriber outreach, and seamlessly integrating clinical programs. This solution delivers improved efficiency and enhances the customer experience, as well as providing a framework to accommodate the evolution of pharmacy practice and the expansion of clinical programs. The Health Engagement Engine technology and proprietary clinical algorithms enable the Company to help identify opportunities for pharmacists to deliver face-to-face counseling regarding patient health and safety matters, including adherence issues, gaps in care and management of certain chronic health conditions. The Company’s digital strategy is to empower the consumer to navigate their pharmacy experience and manage their condition through integrated online and mobile solutions that offer utility and convenience. The Company’s LTC digital technology suite, Omniview®, improves the efficiency of customers’ operations with tools that include executive dashboards, pre-admission pricing, electronic ordering of prescription refills, proof-of-delivery tracking, access to patient profiles, receipt and management of facility bills, and real-time validation of Medicare Part D coverage, among other capabilities.

Retail/LTC Customers

The success of the Retail/LTC segment’s businesses is dependent upon the Company’s ability to establish and maintain contractual relationships with pharmacy benefit managers and other payors on acceptable terms. Pharmacy benefit managers, managed care organizations, government funded health care programs, commercial employers and other third party payors accounted for 99.5% of the Retail/LTC segment’s pharmacy revenues. No single Retail/LTC payor accounted for 10% or more of the Company’s consolidated total revenues in 2018, 2017 or 2016.

Retail/LTC Seasonality

The majority of Retail/LTC segment revenues, particularly pharmacy revenues, generally are not seasonal in nature. However, front store revenues tend to be higher during the December holiday season. In addition, both pharmacy and front store revenues are affected by the timing and severity of the cough, cold and flu season. Uncharacteristic or extreme weather conditions also can adversely affect consumer shopping patterns and Retail/LTC revenues, expenses and results of operations.

Retail/LTC Competition

The retail drugstore business is highly competitive. The Company believes that it competes principally on the basis of: (i) store location and convenience, (ii) customer service and satisfaction, (iii) product selection and variety, and (iv) price. In the markets it serves, the Company competes with other drugstore chains (e.g., Walgreens and Rite Aid), supermarkets, discount retailers (e.g., Wal-Mart), independent pharmacies, restrictive pharmacy networks, membership clubs, Internet companies, and retail health clinics (including urgent care centers), as well as mail order dispersing pharmacies.

LTC pharmacy services are highly regional or local in nature, and within a given geographic area of operation, highly competitive. The Company’s largest LTC pharmacy competitor nationally is PharMerica. The Company also competes with numerous local and regional institutional pharmacies, pharmacies owned by long-term care facilities and local retail pharmacies. Some states have enacted “freedom of choice” or “any willing provider” requirements as part of their state Medicaid programs or in separate legislation, which may increase the competition that the Company faces in providing services to long-term care facility residents in these states.

References to competitors and other companies throughout this Annual Report on Form 10-K, including the information incorporated by reference herein, are for illustrative or comparison purposes only and do not indicate that these companies are the Company’s or any segment’s only competitors or closest competitors.

Health Care Benefits Segment

The Health Care Benefits segment is one of the nation’s leading diversified health care benefits providers, serving an estimated 38 million people as of December 31, 2018. The Health Care Benefits segment has the information and resources to help members, in consultation with their health care professionals, make better informed decisions about their health care. The Health Care Benefits segment offers a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental, behavioral health, medical management capabilities, Medicare Advantage and Medicare Supplement plans, PDPs, Medicaid health care management services, workers’ compensation administrative services and health information technology (“HIT”) products and services. The Health Care Benefits segment’s customers include employer groups, individuals, college students, part-time and hourly workers, health plans, health care providers, governmental units, government-sponsored plans, labor groups and expatriates.

Health Care Benefits Products and Services

The Company refers to insurance products (where it assumes all or a majority of the risk for medical and dental care costs) as “Insured” and administrative services contract products (where the plan sponsor assumes all or a majority of the risk of medical and dental care costs) as “ASC.” Health Care Benefits products and services consist of the following:

•
Commercial Medical: The Health Care Benefits segment offers point-of-service (“POS”), preferred provider organization (“PPO”), health maintenance organization (“HMO”) and indemnity benefit (“Indemnity”) plans. Commercial medical products also include health savings accounts (“HSAs”) and consumer-directed health plans that combine traditional POS or PPO and/or dental coverage, subject to a deductible, with an accumulating benefit account (which may be funded by the plan sponsor and/or the member in the case of HSAs). Principal products and services are targeted specifically to large multi-site national, mid-sized and small employers, individual insureds and expatriates. The Company offers medical stop loss insurance coverage for certain employers who elect to self-insure their health benefits. Under this product, the Company assumes risk for costs associated with large individual claims and/or aggregate loss experience within an employer’s plan above a pre-set annual threshold.

•
Government Medical: In select geographies, the Health Care Benefits segment offers Medicare Advantage plans, Medicare Supplement plans and prescription drug coverage for Medicare beneficiaries; participates in Medicaid and subsidized Children’s Health Insurance Programs (“CHIP”); and participates in demonstration projects for members who are eligible for both Medicare and Medicaid (“Duals”). These Government Medical products are further described below:

•
Medicare Advantage and PDP: Through annual contracts with CMS, the Company offers HMO and PPO products for eligible individuals in certain geographic areas through the Medicare Advantage program. Members typically receive enhanced benefits over traditional fee-for-service Medicare coverage (“Original Medicare”), including reduced cost-sharing for preventive care, vision and other services. The Company offered network-based HMO and/or PPO plans in 1,317 counties in 40 states and Washington, D.C. in 2018. The Company has expanded to 1,416 counties in 45 states and Washington, D.C. for 2019. The Company is a national provider of drug benefits under the Medicare Part D prescription drug program to both individuals and EGWPs. All Medicare eligible individuals are eligible to participate in this voluntary prescription drug plan. Members typically receive coverage for certain prescription drugs, usually subject to a deductible, co-insurance and/or co-payment. On November 30, 2018, Aetna completed the sale of all of its standalone Medicare Part D prescription drug plans to WellCare effective on December 31, 2018. Aetna will provide administrative services to, and retain the financial results of, the divested plans through 2019. For certain qualifying employer groups, the Company offers Medicare PPO products nationally. When combined with the Company’s PDP product, these national PPO plans form an integrated national Insured Medicare product for employers that provides medical and pharmacy benefits.

•
Medicare Supplement: For certain Medicare eligible members, the Company offers supplemental coverage for certain health care costs not covered by Original Medicare. The products included in the Medicare Supplement portfolio help to cover some of the gaps in Original Medicare, and include coverage for Medicare deductibles and coinsurance amounts. The Company offered a wide selection of Medicare Supplement products in 49 states and Washington, D.C. in 2018.

•
Medicaid and CHIP: The Company offers health care management services to individuals eligible for Medicaid and CHIP under multi-year contracts with government agencies in various states that are subject to annual appropriations. CHIP are state-subsidized insurance programs that provide benefits for families with uninsured children. The Company offered these services on an Insured or ASC basis in 16 states in 2018.

•
Duals: The Company provides health coverage to beneficiaries who are dually eligible for both Medicare and Medicaid coverage. These members must meet certain income and resource requirements in order to qualify for this coverage. The Company coordinates 100% of the care for these members and may provide them with additional services in order to manage their health care costs. During 2018, the Company offered services on an Insured basis to Duals in four states under demonstration projects.

•
Pharmacy: The Company offers PBM services and specialty and home delivery pharmacy services. The Company also performs various PBM services for Aetna pharmacy customers consisting of: product development, Commercial formulary management, pharmacy rebate contracting and administration, sales and account management and precertification programs. The Pharmacy Services segment performs the administration of selected functions for retail pharmacy network contracting and claims administration; home delivery and specialty pharmacy order fulfillment and inventory purchasing and management; and certain administrative services. Other suppliers also provide certain PBM services.

•
Specialty: The Health Care Benefits segment has a portfolio of additional health products and services that complement its medical products such as dental plans, behavioral health and employee assistance products, provider network access and vision products and workers’ compensation administrative services.

•
Consumer Health Products and Services: The Company has a portfolio of products and services aimed at creating a holistic and integrated approach to individual health and wellness. These products and services complement the Commercial Medical and Government Medical products and enable enhanced delivery to and experience for customers.

Health Care Benefits Provider Networks

The Company contracts with physicians, hospitals and other providers for services they provide to members. The Company uses a variety of techniques designed to help encourage appropriate utilization of medical services (“utilization”) and maintain affordability of quality coverage. In addition to contracts with providers for negotiated rates of reimbursement, these techniques include creating risk sharing arrangements that align economic incentives with providers, the development and implementation of guidelines for the appropriate utilization of medical services and the provision of data to providers to enable them to improve health care quality. At December 31, 2018, the Company’s underlying nationwide provider network had approximately 1.3 million participating providers, including over 697 thousand primary care and specialist physicians and approximately 5,700 hospitals. Other providers in the Company’s provider networks also include laboratory, imaging, urgent care and other freestanding health facilities.

Health Care Benefits Quality Assessment

CMS uses a 5-star rating system to monitor Medicare health care and drug plans and ensure that they meet CMS’s quality standards. CMS uses this rating system to provide Medicare beneficiaries with a tool that they can use to compare the overall quality of care and level of customer service of companies that provide Medicare health care and drug plans. The rating system considers a variety of measures adopted by CMS, including quality of preventative services, chronic illness management and overall customer satisfaction. See “Health Care Benefits Pricing” below in this Item 1 for further discussion of star ratings. The Company seeks Health Plan accreditation for Aetna HMO plans from the NCQA. Health care plans seeking accreditation must pass a rigorous, comprehensive review and must annually report on their performance.

Aetna Life Insurance Company (“ALIC”), a wholly-owned subsidiary of the Company, has received nationwide NCQA PPO Health Plan accreditation. As of December 31, 2018, all of the Company’s Commercial HMO and all of ALIC’s PPO members who were eligible participated in HMOs or PPOs that are accredited by the NCQA.

The Company’s provider selection and credentialing/re-credentialing policies and procedures are consistent with NCQA and URAC, as well as state and federal, requirements. In addition, the Company is certified under the NCQA Credentials Verification Organization (“CVO”) certification program for all certification options and has URAC CVO accreditation.

Quality assessment programs for contracted providers who participate in the Company’s networks begin with the initial review of health care practitioners. Practitioners’ licenses and education are verified, and their work history is collected by the Company or in some cases by the practitioner’s affiliated group or organization. The Company generally requires participating hospitals to be certified by CMS or accredited by the Joint Commission, the American Osteopathic Association, or Det Norske Veritas Healthcare.

The Company also offers quality and outcome measurement programs, quality improvement programs, and health care data analysis systems to providers and purchasers of health care services.

Health Care Benefits Information Systems

The Health Care Benefits segment currently operates and supports an end to end suite of information technology platforms to support member engagement, enrollment, health benefit administration, care management, service operations, financial reporting and analytics.  The multiple platforms are supported by an integration layer to facilitate the transfer of real-time data. There is continued focus and investment in digital products to offer innovative solutions and a seamless experience to the Company’s members through mobile and web channels. Capabilities available to members include digital wallet, provider search, cost transparency and behavioral monitoring. The Health Care Benefits segment care management solution supports the Company’s clinicians with data and recommendations. The Company continues to scale its clinical platform and its local personalized care model. The Company aims to build an integrated 360 degree view of the member to ensure that it can guide them through their healthcare journey and provide them a high level of service. Through its analytics platform the Company is beginning to harness the power of data to help drive healthier outcomes and proactive care and enable consumers to take the next best action for their health.

Health Care Benefits Customers

Medical membership is dispersed throughout the United States, and the Company also serves medical members in certain countries outside the United States. See Note 17 ‘‘Segment Reporting’’ contained in the “Notes to Consolidated Financial Statements” in the Annual Report, which is incorporated by reference herein, for additional information on foreign customers. The Company offers a broad range of traditional, voluntary and consumer-directed health insurance products and related services, many of which are available nationwide. Depending on the product, the Company markets to a range of customers including employer groups, individuals, college students, part-time and hourly workers, health plans, providers, governmental units, government-sponsored plans, labor groups and expatriates.

The following table presents total medical membership by United States and other geographic region and funding arrangement at December 31, 2018:

In thousands	Insured	ASC	Total
Northeast	1,961	3,232	5,193
Southeast	1,752	2,886	4,638
Mid-America	1,632	2,530	4,162
West	1,618	4,510	6,128
Other	587	1,393	1,980
Total medical membership	7,550	14,551	22,101

For additional information on medical membership, see the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Health Care Benefits Segment” in the Annual Report, which section is incorporated by reference herein.

The Company markets both Commercial Insured and ASC products and services primarily to employers that sponsor the Company’s products for the benefit of their employees and their employees’ dependents. Frequently, larger employers offer employees a choice among coverage options, from which the employee makes his or her selection during a designated annual open enrollment period. Typically, employers pay all of the monthly premiums to the Company and, through payroll deductions, obtain reimbursement from employees for a percentage of the premiums that is determined by each employer. Some Health Care Benefits products are sold directly to employees of employer groups on a fully employee-funded basis. In some cases, the Company bills the covered individual directly.

The Company offers Insured Medicare coverage on an individual basis as well as through employer groups to their retirees. Medicaid and CHIP members are enrolled on an individual basis. The Company also offers Insured health care coverage to members who are dually-eligible for both Medicare and Medicaid.

Health Care Benefits products are sold through the Company’s sales personnel; through independent brokers, agents and consultants who assist in the production and servicing of business; and Private Exchanges. For large plan sponsors, independent consultants and brokers are frequently involved in employer health plan selection decisions and sales. In some instances, the Company may pay commissions, fees and other amounts to brokers, agents, consultants and sales representatives who place business with the Company. In certain cases, the customer pays the broker for services rendered, and the Company may facilitate that arrangement by collecting the funds from the customer and transmitting them to the broker. The Company supports marketing and sales efforts with an advertising program that may include television, radio, billboards, print media and social media, supplemented by market research and direct marketing efforts.

The United States federal government is a significant customer of the Health Care Benefits segment through contracts with CMS for coverage of Medicare-eligible individuals, federal employee-related benefit programs and Medicaid products and services. Other than the contracts with CMS, the Health Care Benefits segment is not dependent upon a single customer or a few customers the loss of which would have a significant effect on the earnings of the segment. The loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on the earnings of the Health Care Benefits segment. For additional information, see Note 17 ‘‘Segment Reporting’’ contained in the “Notes to Consolidated Financial Statements” in the Annual Report, which is incorporated by reference herein.

Health Care Benefits Pricing

For Commercial Insured plans, contracts containing the pricing and other terms of the relationship are generally established in advance of the policy period and typically have a duration of one year. Fees under ASC plans are generally fixed for a period of one year.

Generally, a fixed premium rate is determined at the beginning of the policy period for Commercial Insured plans. The Company typically cannot recover unanticipated increases in health care and other benefit costs in the current policy period; however, it may consider prior experience for a product in the aggregate or for a specific customer, among other factors, in determining premium rates for future policy periods. Where required by state laws, premium rates are filed and approved by state regulators prior to contract inception. Future results of operations could be adversely affected if the premium rates requested are not approved or are adjusted downward or their approval is delayed by state or federal regulators.

The Company has Medicare Advantage and PDP contracts with CMS to provide HMO, PPO and prescription drug coverage to Medicare beneficiaries in certain geographic areas. Under these annual contracts, CMS pays the Company a fixed capitation payment and/or a portion of the premium, both of which are based on membership and adjusted for demographic and health risk factors. CMS also considers inflation, changes in utilization patterns and average per capita fee-for-service Medicare costs in the calculation of the fixed capitation payment or premium. PDP contracts also provide a risk-sharing arrangement with CMS to limit the Company’s exposure to unfavorable expenses or benefit from favorable expenses. Amounts payable to the Company under the Medicare arrangements are subject to annual revision by CMS, and the Company elects to participate in each Medicare service area or region on an annual basis. Premiums paid to the Company for Medicare products are subject to federal government reviews and audits, which can result, and have resulted, in retroactive and prospective premium adjustments and refunds to the government and/or members. In addition to payments received from CMS, some of Medicare Advantage products and all PDP products require a supplemental premium to be paid by the member or sponsoring employer. In some cases these supplemental premiums are adjusted based on the member’s income and asset levels. Compared to Commercial Medical products, Medicare contracts generate higher per member per month revenues and health care and other benefit costs.

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively, the “ACA”) ties a portion of each Medicare Advantage plan’s reimbursement to the plan’s “star ratings.” Since 2015, plans must have a star rating of four or higher (out of five) to qualify for a quality bonus in their basic premium rates. CMS released 2019 star ratings in October 2018. The 2019 star ratings will be used to determine which Medicare Advantage plans have ratings of four stars or higher and qualify for bonus payments in 2020. Based on membership at December 31, 2018, 79% of the Company’s Medicare Advantage members were in plans with 2019 star ratings of at least 4.0 stars.

Rates for Medicare Supplement products are regulated at the state level and vary by state and plan.

Under Insured Medicaid contracts, state government agencies pay the Company fixed monthly rates per member that vary by state, line of business and demographics; and the Company arranges, pays for and manages the health care services provided to Medicaid beneficiaries. These rates are subject to change by each state, and, in some instances, provide for adjustment for health risk factors. CMS requires these rates to be actuarially sound. The Company also receives fees from customers where it provides services under ASC Medicaid contracts. ASC Medicaid contracts generally are for periods of more than one year, and certain of them contain performance incentives and limited financial risk sharing with respect to certain medical, financial and operational metrics. Under these arrangements, performance is evaluated annually, with associated financial incentive opportunities, and financial risk share obligations are typically limited to a percentage of the fees otherwise payable to the Company. Payments to the Company under Medicaid contracts are subject to the annual appropriation process in the applicable state.

Under Duals contracts, the rate setting process is generally established by CMS in partnership with the state government agency participating in the demonstration project. Both CMS and the state government agency may seek premium and other refunds under certain circumstances, including if the Company fails to comply with CMS regulations or other contractual requirements.

The Company offers HMO and consumer-directed medical and dental plans to federal employees under the Federal Employees Health Benefits (“FEHB”) Program and the Federal Employees Dental and Vision Insurance Program. Premium rates and fees for those plans are subject to federal government review and audit, which can result, and have resulted, in retroactive and prospective premium and fee adjustments and refunds to the government and/or members.

Beginning in 2014, the ACA imposed significant new industry-wide fees, assessments and taxes, including an annual levy called the Health Insurer Fee (the “HIF”). In December 2015, the Consolidated Appropriation Act was enacted, which included a one year suspension of the HIF for 2017. In January 2018, the HIF was suspended for 2019. For additional information on the ACA fees, assessments and taxes, see Note 1 ‘‘Significant Accounting Policies’’ contained in the “Notes to Consolidated Financial Statements” in the Annual Report, which is incorporated by reference herein. The Company’s goal is to collect in premiums and fees where possible, or solve for all of these ACA-related fees, assessments and taxes.

Health Care Benefits Seasonality

The majority of Health Care Benefits segment revenues are not seasonal in nature. However, the Health Care Benefits segment’s quarterly operating income progression is impacted by (i) the seasonality of benefit costs which generally increase during the year as Insured members progress through their annual deductibles and out-of-pocket expense limits and (ii) the seasonality of operating expenses which are generally the highest during the fourth quarter due to increased marketing spending associated with Medicare annual enrollment. As a result, the Health Care Benefits segment’s operating income generally is the highest in the first quarter of the year and lowest in the fourth quarter of the year.

Health Care Benefits Competition

The health care benefits industry is highly competitive, primarily due to a large number of for-profit and not-for-profit competitors, competitors’ marketing and pricing and a proliferation of competing products, including new products that are continually being introduced into the marketplace. New entrants into the marketplace, as well as consolidation within the industry, have contributed to and are expected to intensify the competitive environment. In addition, the rapid pace of change as the industry evolves towards a consumer-focused retail marketplace, including Public and Private Exchanges, and the increased use of technology to interact with members, providers and customers, increase the risks currently faced from new entrants and disruptive actions by existing competitors compared to prior periods. References to competitors and other companies throughout this Annual Report on Form 10-K, including the information incorporated by reference herein, are for illustrative or comparison purposes only and do not indicate that these companies are the Company’s or any segment’s only competitors or closest competitors.

The Company believes that the significant factors that distinguish competing health plans include the perceived overall quality (including accreditation status), quality of service, comprehensiveness of coverage, cost (including premium rates, provider discounts and member out-of-pocket costs), product design, financial stability and ratings, breadth and quality of provider networks, ability to offer different provider network options, providers available in such networks, and quality of member support and care management programs. The Company believes that it is competitive on each of these factors. The Company’s ability to increase the number of persons covered by its health plans or to increase Health Care Benefits segment revenues is affected by its ability to differentiate itself from its competitors on these factors. Competition may also affect the availability of services from health care providers, including primary care physicians, specialists and hospitals.

Insured products compete with local and regional health care benefits plans, health care benefits and other plans sponsored by other large commercial health care benefit insurance companies, health system owned health plans, new entrants into the marketplace and numerous for-profit and not-for-profit organizations operating under licenses from the Blue Cross and Blue Shield Association. The largest competitor in Medicare products is Original Medicare. Additional Health Care Benefits segment competitors include other types of medical and dental provider organizations, various specialty service providers (including PBM services providers), health care consultants, financial services companies, integrated health care delivery organizations (networks of providers who also coordinate administrative services for and assume insurance risk of their members), third party administrators (“TPAs”), HIT companies and, for certain plans, programs sponsored by the federal or state governments. Emerging competitors include start up health care benefits plans, technology companies, provider-owned health plans, new joint ventures (including not-for-profit joint ventures among firms from multiple industries), technology firms, financial services firms that are distributing competing products on their proprietary Private Exchanges, and consulting firms that are distributing competing products on their proprietary Private Exchanges, as well as non-traditional distributors such as retail companies. The Company’s ability to increase the number of persons enrolled in Insured Commercial Medical products also is affected by the desire and ability of employers to self-fund their health coverage.

The Health Care Benefits segment’s ASC plans compete primarily with other large commercial health care benefit companies, numerous for-profit and not-for-profit organizations operating under licenses from the Blue Cross and Blue Shield Association and TPAs.

The Health Care Benefits segment’s international products compete with local, global and United States based health plans and commercial health care benefit insurance companies, many of whom have a longer operating history and better brand recognition and greater marketplace presence in one or more geographies.

The provider solutions and HIT marketplaces and products are evolving rapidly. The Company competes for provider solutions and HIT business with other large health plans and commercial health care benefit insurance companies as well as information technology companies and companies that specialize in provider solutions and HIT. Many information technology product competitors have longer operating histories, better brand recognition, greater marketplace presence and more experience in developing innovative products.

In addition to competitive pressures affecting the Company’s ability to obtain new customers or retain existing customers, the Health Care Benefits segment’s medical membership has been and may continue to be adversely affected by adverse and/or uncertain economic conditions and reductions in workforce by existing customers due to adverse and/or uncertain general economic conditions, especially in the United States and industries where such membership is concentrated.

Health Care Benefits Reinsurance

The Company currently has several reinsurance agreements with non-affiliated insurers that relate to Health Care Benefits insurance policies. The Company entered into these contracts to reduce the risk of catastrophic losses which in turn reduces capital and surplus requirements. The Company frequently evaluates reinsurance opportunities and refines its reinsurance and risk management strategies on a regular basis.

Corporate/Other Segment

The Company presents the remainder of its financial results in the Corporate/Other segment, which consists of:

•
Management and administrative expenses to support the overall operations of the Company, which include certain aspects of executive management and the corporate relations, legal, compliance, human resources, information technology and finance departments; and

•	Products for which the Company no longer solicits or accepts new customers such as large case pensions and long-term care insurance products.

Generic Sourcing Venture

The Company and Cardinal Health, Inc. (“Cardinal”) each have a 50% ownership in Red Oak Sourcing, LLC (“Red Oak”), a generic pharmaceutical sourcing entity. Under this arrangement, the Company and Cardinal contributed their sourcing and supply chain expertise to Red Oak and agreed to source and negotiate generic pharmaceutical supply contracts for both companies through Red Oak. Red Oak does not own or hold inventory on behalf of either company.

Working Capital Practices

The Company funds the growth of its businesses through a combination of cash flow from operations, commercial paper and other short-term borrowings, proceeds from sale-leaseback transactions and long-term borrowings. For additional information on the Company’s working capital practices, see the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in the Annual Report, which section is incorporated by reference herein. The majority of the Retail/LTC segment non-pharmacy revenues are paid in cash, or with debit or credit cards. Managed care organizations, pharmacy benefit managers, government funded health care programs, commercial employers and other third party insurance programs, which represent the vast majority of the Company’s consolidated pharmacy revenues, typically settle in less than 30 days. With the exception of the Medicare Part D services, described further below, the remainder of the Company’s consolidated pharmacy revenues are paid in cash, or with debit or credit cards. Employer groups, individuals, college students, part-time and hourly workers, health plans, providers, governmental units, government-sponsored plans (with the exception of Medicare Part D services, which are described below), labor groups and expatriates, which represent the vast majority of Health Care Benefits segment revenues, typically settle in less than 30 days. As a provider of Medicare Part D services, the Company contracts annually with CMS. Utilization of services each plan year results in the accumulation of either a receivable from or a payable to CMS. The timing of settlement of the receivable or payable with CMS takes several quarters which impacts working capital from year to year.

Colleague Development

As of December 31, 2018, the Company employed approximately 295,000 colleagues in 50 states, the District of Columbia, Puerto Rico and a number of countries outside the United States. To deliver the highest levels of service to customers, the Company devotes considerable time and attention to its people and service standards. The Company emphasizes attracting and training knowledgeable, friendly and helpful associates to work in the organization.

Intellectual Property

The Company has registered and/or applied to register a variety of trademarks and service marks used throughout its businesses, as well as domain names, and relies on a combination of copyright, patent, trademark and trade secret laws, in addition to contractual restrictions, to establish and protect the Company’s proprietary rights. The Company regards its intellectual property as having significant value in the Pharmacy Services, Retail/LTC and Health Care Benefits segments. The Company is not aware of any facts that could materially impact the continuing use of any of its intellectual property.

Government Regulation

Overview

The Company’s operations are subject to comprehensive federal, state and local laws and regulations and comparable multiple levels of international regulation in the jurisdictions in which it does business. There also continues to be a heightened level of review and/or audit by federal, state and international regulators of the health and related benefits industry’s business and reporting practices. In addition, many of the Company’s PBM clients and the Company’s payors in the Retail/LTC Segment, including insurers, Medicare Part D plans, Managed Medicaid plans and managed care organizations (“MCOs”), are themselves subject to extensive regulations that affect the design and implementation of prescription drug benefit plans that they sponsor. Similarly, the Company’s LTC clients, such as skilled nursing facilities, are subject to government regulations, including many of the same government regulations to which the Company is subject.

The laws and rules governing the Company’s businesses and interpretations of those laws and rules continue to expand and become more restrictive each year and are subject to frequent change. The application of these complex legal and regulatory requirements to the detailed operation of the Company’s businesses creates areas of uncertainty. Further, there are numerous proposed health care laws and regulations at the federal, state and international levels, some of which could adversely affect the Company’s businesses if they are enacted. The Company cannot predict whether pending or future federal or state legislation or court proceedings, including future United States Congressional appropriations, will change various aspects of the industries in which it operates or the health care industry generally or the impact those changes will have on the Company’s businesses, results of operations and/or cash flows, but the effects could be materially adverse. Any failure or alleged failure to comply with applicable laws and regulations as summarized below, or any adverse applications or interpretations of, or changes in, the laws and regulations affecting the Company and/or its businesses, could have a material adverse effect on the Company’s results of operations, financial condition and/or cash flows. See Item 3, “Legal Proceedings” for further information.

The Company cannot give any assurances that its businesses, financial condition, results of operations and/or cash flows will not be materially adversely affected, or that it will not be required to materially change its business practices, based on: (i) future enactment of new health care or other laws or regulations; (ii) the interpretation or application of existing laws or regulations, including the laws and regulations described in this Government Regulation section, as they may relate to one or more of the Company’s businesses, one or more of the industries in which it operates and/or the health care industry generally; (iii) pending or future federal or state governmental investigations of one or more of the Company’s businesses, one or more of the industries in which it operates and/or the health care industry generally; (iv) pending or future government audits, investigations or enforcement actions against the Company; (v) adverse developments in any pending qui tam lawsuit against the Company, whether sealed or unsealed, or in any future qui tam lawsuit that may be filed against the Company; or (vi) adverse developments in other pending or future legal proceedings against the Company or affecting one or more of the industries in which it operates and/or the health care industry generally.

Laws and Regulations Related to Multiple Segments of the Company’s Business

Laws Related to Reimbursement by Government Programs - The Company is subject to various federal and state laws concerning its submission of claims for reimbursement by Medicare, Medicaid and other federal and state government-sponsored health care programs. Potential sanctions for violating these laws include recoupment or reduction of government reimbursement amounts, civil penalties, treble damages, and exclusion from participation in government health care programs. Such laws include the federal False Claims Act (the “False Claims Act”), the federal anti-kickback statute, state false claims acts and anti-kickback statutes in most states, the federal “Stark Law” and related state laws. In particular, the False Claims Act prohibits intentionally submitting, conspiring to submit, or causing to be submitted, false claims, records, or statements to the federal government, or intentionally failing to return overpayments, in connection with reimbursement by federal government programs. In addition, any claim for government reimbursement also violates the False Claims Act where it results from a violation of the federal anti-kickback statute.

Both federal and state false claims laws permit private individuals to file qui tam or “whistleblower” lawsuits on behalf of the federal or state government. Participants in the health and related benefits industry, including the Company, frequently are subject to actions under the False Claims Act or similar state laws. The federal Stark Law generally prohibits physicians from referring Medicare or Medicaid beneficiaries for certain services, including outpatient prescription drugs, to any entity with which the physician, or an immediate family member of the physician, has a financial relationship. The Stark Law further prohibits the entity receiving a prohibited referral from presenting a claim for reimbursement by Medicare or Medicaid for services furnished pursuant to the prohibited referral. Various states have enacted similar laws.

The ACA - The ACA made broad-based changes to the United States health care system. If the ACA is not further amended, repealed or replaced, certain of its components will continue to be phased in until 2022. While the Company anticipates continued efforts in 2019 and beyond to invalidate, modify, repeal or replace the ACA, the Company expects aspects of the ACA to continue to significantly impact its business operations and results of operations, including pricing, medical benefit ratios (“MBRs”) and the geographies in which the Company’s products are available.

While most of the significant aspects of the ACA became effective during or prior to 2014, parts of the ACA continue to evolve through the promulgation of executive orders, regulations and guidance as well as ongoing litigation. Additional changes to the ACA and those regulations and guidance at the federal and/or state level are likely, and those changes are likely to be significant. Growing federal and state budgetary pressures make it more likely that any changes, including changes at the state level in response to changes to, or invalidation, repeal or replacement of, the ACA and/or changes in the funding levels and/or payment mechanisms of federally supported benefit programs, will be adverse to us. For example, if any elements of the ACA are invalidated or repealed at the federal level, the Company expects that some states would seek to enact similar requirements, such as prohibiting pre-existing condition exclusions, prohibiting rescission of insurance coverage, requiring coverage for dependents up to age 26, requiring guaranteed renewability of insurance coverage and prohibiting lifetime limits on insurance coverage.

The expansion of health care coverage contemplated by the ACA is being funded in part by reductions to the reimbursements the Company and other health plans are paid by the federal government for Medicare members, among other sources. While not all-inclusive, the following are some of the key provisions of the ACA (assuming it continues to be implemented in its current form) that become effective on or after January 1, 2019. The Company continues to evaluate these provisions and the related regulations and regulatory guidance to determine the impact that they will have on its business operations and results of operations:

•
The imposition on the Company and other health insurers, health plans and other market participants of significant fees, assessments and taxes, including an annual non-tax deductible industry-wide HIF that was $14.3 billion for 2018 and has been suspended for 2019. As currently enacted, the HIF will apply for 2020, be higher for 2020 than for 2018 and increase in 2021 and annually thereafter.

•	A non-tax deductible 40% excise tax on employer-sponsored health care benefits above a certain threshold beginning in 2022.

•	Reduced funding for Medicaid expansion, which began in 2017.

The ACA also specifies minimum medical loss ratios (“MLRs”) for Commercial and Medicare Insured products, specifies features required to be included in Commercial benefit designs, limits Commercial individual and small group rating and pricing practices, encourages additional competition (including potential incentives for new market entrants) and significantly increases federal and state oversight of health plans, including regulations and processes that could delay or limit the Company’s ability to appropriately increase its health plan premium rates. This in turn could adversely affect the Company’s ability to continue to participate in certain product lines and/or geographies that it serves today.

Potential repeal of the ACA, ongoing legislative, regulatory and administrative policy changes to the ACA, the results of congressional and state level elections, the December 2018 U.S. District Court decision invalidating the ACA and other pending litigation challenging aspects of the law or funding for the law and federal budget negotiations continue to create uncertainty about the ultimate impact of the ACA. The pending litigation challenging the ACA includes challenges by various states of the federal government’s decision to curtail payments related to the Cost-Sharing Subsidy Program. The time frame for conclusion and final outcome and ultimate impact of this litigation are uncertain. Given the inherent difficulty of foreseeing the nature and scope of future changes to the ACA and how states, businesses and individuals will respond to those changes, the Company cannot predict the impact on it of future changes to the ACA. It is reasonably possible that invalidation, repeal or replacement of or other changes to the ACA and/or states’ responses to such changes, in the aggregate, could have a significant adverse effect on the Company’s businesses, results of operations and cash flows.

Medicare Regulation - The Company’s Medicare Advantage products compete directly with Original Medicare and Medicare Advantage products offered by other Medicare Advantage organizations and Medicare Supplement products offered by other insurers. The Company’s Medicare PDP and Medicare Supplement products are products that Medicare beneficiaries who are enrolled in Original Medicare purchase to enhance their Original Medicare coverage.

The Company continues to expand the number of counties in which it offers Medicare products. The Company expects to further expand its Medicare service area and products in 2019 and is seeking to substantially grow its Medicare membership, revenue and results of operations over the next several years, including through growth in Medicare Supplement products. The anticipated organic expansion of the Medicare service area and Medicare products offered and the Medicare-related provisions of the ACA significantly increase the Company’s exposure to funding and regulation of, and changes in government policy with respect to and/or funding or regulation of, the various Medicare programs in which the Company participates, including changes in the amounts payable to us under those programs and/or new reforms or surcharges on existing programs. For example, since the 2014 contract year, the ACA has required minimum MLRs for Medicare Advantage and Medicare Part D plans of 85%. If a Medicare Advantage or Medicare Part D contract pays minimum MLR rebates for three consecutive years, it will become ineligible to enroll new members. If a Medicare Advantage contract pays rebates for five consecutive years, it will be terminated by CMS.

The Company’s Medicare Advantage and PDP products are heavily regulated by CMS. The regulations and contractual requirements applicable to the Company and other private participants in Medicare programs are complex, expensive to comply with and subject to change. For example, in the second quarter of 2014, CMS issued a final rule implementing the ACA requirements that Medicare Advantage and PDP plans report and refund to CMS overpayments that those plans receive from CMS. The precise interpretation, impact and legality of this rule are not clear and are subject to pending litigation. Payments the Company receives from CMS for its Medicare Advantage and Part D businesses also are subject to risk adjustment based on the health status of the individuals enrolled. Elements of that risk adjustment mechanism continue to be challenged by the DOJ, the Office of Inspector General (“OIG”) and CMS itself. Substantial changes in the risk adjustment mechanism, including changes that result from enforcement or audit actions, could materially affect the fairness of the Company’s Medicare reimbursement, require the Company to raise prices or reduce the benefits offered to Medicare beneficiaries, and potentially limit the Company’s (and the industry’s) participation in the Medicare program.

The Company has invested significant resources to comply with Medicare standards, and its Medicare compliance efforts will continue to require significant resources. CMS may seek premium and other refunds, prohibit the Company from continuing to market and/or enroll members in or refuse to passively enroll members in one or more of the Company’s Medicare or Medicare-Medicaid demonstration (historically known as “dual eligible”) plans, exclude us from participating in one or more Medicare, dual eligible or dual eligible special needs plan programs and/or institute other sanctions and/or civil monetary penalties against the Company if it fails to comply with CMS regulations or its Medicare contractual requirements. The Company’s Medicare Supplement products are regulated at the state level.

CMS regularly audits the Company’s performance to determine its compliance with CMS’s regulations and its contracts with CMS and to assess the quality of services it provides to Medicare Advantage and PDP beneficiaries. For example, CMS currently conducts risk adjustment data validation (“RADV”) audits of a subset of Medicare Advantage contracts for each contract year. Since 2013, CMS has selected certain of the Company’s Medicare Advantage contracts for various years for RADV audit. The OIG also is auditing the Company’s risk adjustment data and that of other companies, and the Company expects CMS and the OIG to continue auditing risk adjustment data. The Company also has received Civil Investigative Demands (“CIDs”) from, and provided documents and information to, the Civil Division of the DOJ in connection with a current investigation of its patient chart review processes in connection with risk adjustment data submissions under Parts C and D of the Medicare program.

On October 26, 2018, CMS issued proposed rules related to, among other things, changes to the RADV audit methodology established by CMS in 2012, CMS projects that the changes to the RADV audit methodology would increase its recoveries from Medicare Advantage plans as a result of RADV audits. CMS has requested comments on the proposed rules, including whether the proposed RADV rule change should apply retroactively to audits of Medicare Advantage plans for contract year 2011 and forward. The Company is evaluating the potential adverse effect, which could be material, on the Company’s results of operations, financial condition, and cash flows if the proposed RADV rule change were adopted as proposed. CMS also has announced its intent to use third party auditors to attain its ultimate goal of subjecting all Medicare Advantage contracts to either a comprehensive or a targeted RADV audit for each contract year.

A portion of each Medicare Advantage plan’s reimbursement is tied to the plan’s “star ratings.” The star rating system considers a variety of measures adopted by CMS, including quality of preventative services, chronic illness management, compliance and overall customer satisfaction. Only Medicare Advantage plans with an overall star rating of four or more stars (out of five stars) are eligible for a quality bonus in their basic premium rates. As a result, the Company’s Medicare Advantage plans’ results of operations in 2019 and going forward will be significantly affected by their star ratings. The Company’s star ratings and past performance scores are adversely affected by the compliance issues that arise each year in its Medicare operations. CMS released the Company’s 2019 star ratings in October 2018. The Company’s 2019 star ratings will be used to determine which of its Medicare Advantage plans have ratings of four stars or higher and qualify for bonus payments in 2020. Based on the Company’s membership at December 31, 2018, 79% of its Medicare Advantage members were in plans with 2019 star ratings of at least 4.0 stars. CMS will release updated stars ratings in October 2019 that will be used to determine which Medicare Advantage plans have ratings of four stars or higher and qualify for bonus payments in 2021. CMS also gives PDPs star ratings which affect PDP’s enrollment and result in contract termination if the PDP is rated less than three stars for three consecutive years. CMS continues to revise its star ratings system to make it harder to achieve four stars or more. Despite the Company’s success in maintaining high star ratings and other quality measures for 2019 and the continuation of its improvement efforts, there can be no assurances that it will be successful in maintaining or improving its star ratings in future years. Accordingly, the Company’s Medicare Advantage plans may not be eligible for full level quality bonuses, which could adversely affect the benefits such plans can offer, reduce membership and/or reduce profit margins.

Overall, the Company projects the benchmark payment rates in CMS’s April 2018 final notice detailing final Medicare Advantage benchmark payment rates for 2019 (the “Final Notice”) will increase funding for the Company’s Medicare Advantage business, excluding the impact of coding trend, by approximately 2.5 percent in 2019 compared to 2018. This 2019 rate increase only partially offsets the challenge the Company faces from the impact of the increasing cost of medical care (including prescription medications) and CMS local and national coverage decisions that require the Company to pay for services and supplies that are not factored into the Company’s bids. The federal government may seek to impose restrictions on the configuration of pharmacy or other provider networks for Medicare Advantage and/or PDP plans, or otherwise restrict the ability of these plans to alter benefits, negotiate prices or establish other terms to improve affordability or maintain viability of products. The Company currently believes that the payments received and will receive in the near term are adequate to justify the Company’s continued participation in the Medicare Advantage and PDP programs, although there are economic and political pressures to continue to reduce spending on the program, and this outlook could change.

Going forward, the Company expects CMS, the OIG, the DOJ, other federal agencies and the United States Congress to continue to scrutinize closely each component of the Medicare program (including Medicare Advantage, PDP, demonstration projects such as Medicare-Medicaid plans and provider network access and adequacy), modify the terms and requirements of the program and possibly seek to recast or limit private insurers’ role. It is not possible to predict the outcome of this Congressional or regulatory activity, any of which could adversely affect the Company.

Anti-Remuneration Laws - Federal law prohibits, among other things, an entity from knowingly and willfully offering, paying, soliciting or receiving, subject to certain exceptions and “safe harbors,” any remuneration to induce the referral of individuals or the purchase, lease or order of items or services for which payment may be made under Medicare, Medicaid or certain other federal and state health care programs. A number of states have similar laws, some of which are not limited to services paid for with government funds. Sanctions for violating these federal and state anti-remuneration laws may include imprisonment, criminal and civil fines, and exclusion from participation in Medicare, Medicaid and other federal and state government-sponsored health care programs. Companies involved in public health care programs such as Medicare and/or Medicaid are required to maintain compliance programs to detect and deter fraud, waste and abuse, and are often the subject of fraud, waste and abuse investigations and audits. The Company has invested significant resources to comply with Medicare and Medicaid program standards. Ongoing vigorous law enforcement and the highly technical regulatory scheme mean that the Company’s compliance efforts in this area will continue to require significant resources.

Antitrust and Unfair Competition - The Federal Trade Commission (“FTC”) investigates and prosecutes practices that are “unfair trade practices” or “unfair methods of competition.” Numerous lawsuits have been filed throughout the United States against pharmaceutical manufacturers, retail pharmacies and/or PBMs under various federal and state antitrust and unfair competition laws challenging, among other things: (i) brand name drug pricing and rebate practices of pharmaceutical manufacturers, (ii) the maintenance of retail or specialty pharmacy networks by PBMs, and (iii) various other business practices of PBMs and retail pharmacies. To the extent that the Company appears to have actual or potential market power in a relevant market or CVS Pharmacy, CVS Specialty or MinuteClinic plays a unique or expanded role in a PBM or Health Care Benefits segment product offering, the Company’s business arrangements and uses of confidential information may be subject to heightened scrutiny from an anti-competitive perspective and possible challenge by state or federal regulators or private parties.

Privacy and Confidentiality Requirements - Many of the Company’s activities involve the receipt, use and disclosure by the Company of personally identifiable information (“PII”) as permitted in accordance with applicable federal and state privacy and data security laws, which require organizations to provide appropriate privacy and security safeguards for such information. In addition to PII, the Company uses and discloses de-identified data for analytical and other purposes when permitted. Additionally, there are industry standards for handling credit card data known as the Payment Card Industry Data Security Standard, which are a set of requirements designed to help ensure that entities that process, store or transmit credit card information maintain a secure environment. Certain states have incorporated these requirements into state laws or enacted other requirements relating to the use and/or disclosure of PII.

The federal Health Insurance Portability and Accountability Act of 1996 and the regulations issued thereunder (collectively, “HIPAA”), as further modified by the American Recovery and Reinvestment Act of 2009 (“ARRA”) impose extensive requirements on the way in which health plans, health care providers, health care clearinghouses (known as “covered entities”) and their business associates use, disclose and safeguard protected health information (“PHI”). Further, ARRA requires us and other covered entities to report any breaches of PHI to impacted individuals and to the United States Department of Health and Human Services (“HHS”) and to notify the media in any states where 500 or more people are impacted by the unauthorized release or use of or access to PHI. Criminal penalties and civil sanctions may be imposed for failing to comply with HIPAA standards. The Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), enacted as part of ARRA, amended HIPAA to impose additional restrictions on third-party funded communications using PHI and the receipt of remuneration in exchange for PHI. The HITECH Act also extended HIPAA privacy and security requirements and penalties directly to business associates. HHS has begun to audit health plans, providers and other parties to enforce HIPAA compliance, including with respect to data security.

In addition to HIPAA, state health privacy laws apply to the extent they are more protective of individual privacy than is HIPAA, including laws that place stricter controls on the release of information relating to specific diseases or conditions and requirements to notify members of unauthorized release or use of or access to PHI. States also have adopted regulations to implement provisions of the Financial Modernization Act of 1999 (also known as the Gramm-Leach-Bliley Act (“GLBA”)) which generally require insurers, including health insurers, to provide customers with notice regarding how their non-public personal health and financial information is used and the opportunity to “opt out” of certain disclosures before the insurer shares such information with a non-affiliated third party. Like HIPAA, GLBA sets a “floor” standard, allowing states to adopt more stringent requirements governing privacy protection. Complying with additional state requirements requires us to make additional investments beyond those the Company has made to comply with HIPAA and GLBA.

The Cybersecurity Information Sharing Act of 2015 encourages organizations to share cyber threat indicators with the federal government and, among other things, directs HHS to develop a set of voluntary cybersecurity best practices for organizations in the health care industry. In addition, states have begun to enact more comprehensive privacy laws and regulations addressing consumer rights to data protection or transparency. States also are starting to issue regulations and proposed regulations specifically related to cybersecurity, such as the regulations issued by the New York Department of Financial Services. Complying with conflicting cybersecurity regulations, which may differ from state to state, requires significant resources. In addition, differing approaches to state privacy and/or cyber-security regulation and varying enforcement philosophies may materially and adversely affect the Company’s ability to standardize its products and services across state lines. Widely-reported large scale commercial data breaches in the United States and abroad increase the likelihood that additional data security legislation will be considered by additional states. These legislative and regulatory developments will impact the design and operation of the Company’s businesses, its privacy and security strategy and its web-based and mobile assets.

Finally, Public Exchanges are required to adhere to privacy and security standards with respect to PII, and to impose privacy and security standards that are at least as protective of PII as those the Public Exchange has implemented for itself or non-Public Exchange entities, which include insurers offering plans through the Public Exchanges and their designated downstream entities, including PBMs and other business associates. These standards may differ from, and be more stringent than, HIPAA.

Consumer Protection Laws - The federal government has many consumer protection laws, such as the Federal Trade Commission Act, the Federal Postal Service Act, the Consumer Product Safety Act and the FTC’s Telemarketing Sales Rule. Most states also have similar consumer protection laws. In addition, the federal government and most states have adopted laws and/or regulations requiring places of public accommodation, health care services and other goods and services to be accessible to people with disabilities. These consumer protection and accessibility laws and regulations have been the basis for investigations, lawsuits and multistate settlements relating to, among other matters, the marketing of loyalty programs, and health care products and services, pricing accuracy, expired front store products, financial incentives provided by drug manufacturers to pharmacies in connection with therapeutic interchange programs, disclosures related to how personal data is used and protected and the accessibility of goods and services to people with disabilities. As a result of the Company’s direct-to-consumer activities, including mobile and web-based solutions offered to members and to other consumers, the Company also is subject to federal and state regulations applicable to electronic communications and to other general consumer protection laws and regulations. For example, the California Consumer Privacy Act will become effective in 2020, and the Company expects additional federal and state regulation of consumer privacy protection to be enacted in 2019. The Company expects these new laws and regulations to impact the design of its products and services and the management and operation of its businesses and to increase its compliance costs.

Telemarketing and Other Outbound Contacts - Certain federal and state laws, such as the Telephone Consumer Protection Act, give the FTC, Federal Communications Commission and state attorneys general the ability to regulate, and bring enforcement actions relating to, telemarketing practices and certain automated outbound contacts such as phone calls, texts or emails. Under certain circumstances, these laws provide consumers with a private right of action. Violations of these laws could result in substantial statutory penalties and other sanctions.

Pharmacy and Professional Licensure and Regulation - The Company is subject to a variety of intersecting federal and state statutes and regulations that govern the wholesale distribution of drugs; operation of retail, specialty, infusion, LTC and mail order pharmacies; licensure of facilities and professionals, including pharmacists, technicians, nurses and other healthcare professionals; registration of facilities with the United States Drug Enforcement Administration (“DEA”) and analogous state agencies that regulate controlled substances; packaging, storing, shipping and tracking of pharmaceuticals; repackaging of drug products; labeling, medication guides and other consumer disclosures; interactions with prescribers and health care professionals; compounding of prescription medications; dispensing of controlled and non-controlled substances; counseling of patients; transfers of prescriptions; advertisement of prescription products and pharmacy services; security; inventory control; recordkeeping; reporting to Boards of Pharmacy, the United States Food and Drug Administration (“FDA”), the Consumer Product Safety Commission, the DEA and related state agencies; and other elements of pharmacy practice. Pharmacies are highly regulated and have contact with a wide variety of federal, state and local agencies, with various powers to investigate, inspect, audit or solicit information, including Boards of Pharmacy and Nursing, the DEA, the FDA, the United States Department of Justice, HHS and others. Many of these agencies have broad enforcement powers, conduct audits on a regular basis, can impose substantial fines and penalties, and may revoke the license, registration or program enrollment of a facility or professional.

State Insurance, HMO and Insurance Holding Company Regulation - A number of states regulate affiliated groups of insurers and HMOs such as the Company under holding company statutes. These laws may, among other things, require prior regulatory approval of dividends and material intercompany transfers of assets and transactions between the regulated companies and their affiliates, including their parent holding companies. The Company expects the states in which its insurance and HMO subsidiaries are licensed to continue to expand their regulation of the corporate governance and internal control activities of its insurance companies and HMOs. Changes to state insurance, HMO and/or insurance holding company laws or regulations or changes to the interpretation of those laws or regulations, including due to regulators’ increasing concerns regarding insurance company and/or HMO solvency due, among other things, to recent and expected payor insolvencies, could negatively affect the Company’s businesses in various ways, including through increases in solvency fund assessments, requirements that the Company hold greater levels of capital and/or delays in approving dividends from regulated subsidiaries.

PBM offerings of prescription drug coverage under certain risk arrangements may be subject to laws and regulations in various states. Such laws may require that the party at risk become licensed as an insurer, establish reserves or otherwise demonstrate financial viability. Laws that may apply in such cases include insurance laws and laws governing MCOs and limited prepaid health service plans.

The states of domicile of the Company’s regulated subsidiaries have statutory risk-based capital, or “RBC”, requirements for health and other insurance companies and HMOs based on the RBC Model Act. These RBC requirements are intended to assess the capital adequacy of life and health insurers and HMOs, taking into account the risk characteristics of a company’s investments and products. The RBC Model Act sets forth the formula for calculating RBC requirements, which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual company’s business. In general, under these laws, an insurance company or HMO must submit a report of its RBC level to the insurance department or insurance commissioner of its state of domicile for each calendar year. At December 31, 2018, the RBC level of each of the Company’s insurance and HMO subsidiaries was above the level that would require regulatory action.

For information regarding restrictions on certain payments of dividends or other distributions by the Company’s HMO and insurance company subsidiaries, see Note 12 ‘‘Shareholders’ Equity’’ contained in the “Notes to Consolidated Financial Statements” in the Annual Report, which is incorporated by reference herein.

The holding company laws for the states of domicile of certain of the Company’s subsidiaries also restrict the ability of any person to obtain control of an insurance company or HMO without prior regulatory approval. Under those statutes, without such approval (or an exemption), no person may acquire any voting security of an insurance holding company (such as the Company’s parent company, CVS Health Corporation) that controls an insurance company or HMO, or merge with such a holding company, if as a result of such transaction such person would control the insurance holding company. Control is generally defined as the direct or indirect power to direct or cause the direction of the management and policies of a person and is presumed to exist if a person directly or indirectly owns or controls 10% or more of the voting securities of another person.

Certain states have laws that prohibit submitting a false claim or making a false record or statement in order to secure reimbursement from an insurance company. These state laws vary, and violation of them may lead to the imposition of civil or criminal penalties.

Government Agreements and Mandates - The Company and/or its various affiliates are subject to certain consent decrees, settlement and other agreements, corrective action plans and corporate integrity agreements with various federal, state and local authorities relating to such matters as privacy practices, controlled substances, Medicare Part D prescription drug plans, expired products, environmental and safety matters, marketing and advertising practices, PBM, LTC and other pharmacy operations and various other business practices. Certain of these agreements contain ongoing reporting, monitoring and/or other compliance requirements for the Company. Failure to meet the Company’s obligations under these agreements could result in civil or criminal remedies, financial penalties, administrative remedies, and/or exclusion from participation in federal health care programs.

Environmental and Safety Regulation - The Company’s businesses are subject to various federal, state and local laws, regulations and other requirements pertaining to protection of the environment, public health and employee safety, including, for example, regulations governing the management of hazardous substances, the cleaning up of contaminated sites, and the maintenance of safe working conditions in the Company’s stores, distribution centers and other facilities. Governmental agencies at the federal, state and local levels continue to focus on the retail and health care sectors’ compliance with such laws and regulations, and have at times pursued enforcement activities. Any failure to comply with these regulations could result in fines or other sanctions by government authorities.

ERISA Regulation - The Employee Retirement Income Security Act of 1974 (“ERISA”), provides for comprehensive federal regulation of certain employee pension and benefit plans, including private employer and union sponsored health plans and certain other plans that contract with us to provide PBM services. In general, the Company assists plan sponsors in the administration of their health benefit plans, including the prescription drug benefit portion of those plans, in accordance with the plan designs adopted by the plan sponsors. In addition, the Company may have fiduciary duties where it has specifically contracted with a plan sponsor to accept limited fiduciary responsibility, such as for the adjudication of initial prescription drug benefit claims and/or the appeals of denied claims under a plan. In addition to its fiduciary provisions, ERISA imposes civil and criminal liability on service providers to health plans and certain other persons if certain forms of illegal remuneration are made or received. These provisions of ERISA are broadly written and their application to specific business practices is often uncertain.

Some of the Company’s health and related benefits and large case pensions products and services and related fees also are subject to potential issues raised by judicial interpretations relating to ERISA. Under those interpretations, together with United States Department of Labor (“DOL”) regulations, the Company may have ERISA fiduciary duties with respect to PBM members and/or certain general account assets held under contracts that are not guaranteed benefit policies. As a result, certain transactions related to those general account assets are subject to conflict of interest and other restrictions, and the Company must provide certain disclosures to policyholders annually. The Company must comply with these restrictions or face substantial penalties.

In addition, ERISA generally preempts all state and local laws that relate to employee benefit plans, but the extent of the pre-emption continues to be reviewed by courts.

Other Legislative Initiatives and Regulatory Initiatives - The United States federal and state governments, as well as governments in other countries where the Company does business, continue to enact and seriously consider many broad-based legislative and regulatory proposals that have had a material impact on or could materially impact various aspects of the health care and related benefits system and the Company’s businesses. For example:

•
Under the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012 significant, automatic across-the-board budget cuts (known as sequestration) began in March 2013, including Medicare spending cuts of not more than 2% of total program costs per year through 2024. Significant uncertainty remains as to whether and how the United States Congress will proceed with actions that create additional federal revenue and/or with entitlement reform. The Company cannot predict future federal Medicare or federal or state Medicaid funding levels or the impact that future federal or state budget actions or entitlement program reform, if it occurs, will have on the Company’s businesses, operations or results of operations, but the effects could be materially adverse, particularly on the Company’s Medicare and/or Medicaid revenues, MBRs and results of operations.

•	The European Union’s (“EU’s”) General Data Protection Regulation (“GDPR”) began to apply across the EU during 2018.

•	Other significant legislative and/or regulatory measures which are or recently have been under consideration include the following:

•
Elimination of the payment of manufacturer’s rebates on prescription drugs to PBMs, PDPs and Managed Medicaid organizations in connection with federally funded health care programs. In January 2019, HHS proposed regulations that would exclude such rebates from the safe harbor that currently is available for such payments under the federal anti-kickback statute.

•
Imposing requirements and restrictions on the design and/or administration of pharmacy benefits plans offered by the Company’s and its clients’ health plans and/or its PBM clients and/or the services the Company provides to those clients, including restricting or eliminating the use of formularies for prescription drugs; restricting the Company’s ability to require members to obtain drugs through a home delivery or specialty pharmacy; restricting the Company’s ability to place certain specialty or other drugs in the higher cost tiers of its pharmacy formularies; restricting the Company’s ability to make changes to drug formularies and/or clinical programs; limiting or eliminating rebates on pharmaceuticals; requiring the use of up front purchase price discounts on pharmaceuticals in lieu of rebates; restricting the Company’s ability to configure its health plan and retail pharmacy networks; and restricting or eliminating the use of certain drug pricing methodologies.

•	Increased federal or state government regulation of, or involvement in, the pricing and/or purchasing of drugs.

•
Restricting the Company’s ability to limit providers’ participation in its networks and/or remove providers from its networks by imposing network adequacy requirements or otherwise (including in its Medicare and Commercial Health Care Benefits products).

•
Imposing assessments on (or to be collected by) health plans or health carriers, which may or may not be passed onto their customers. These assessments may include assessments for insolvency, the uninsured, uncompensated care, Medicaid funding or defraying health care provider medical malpractice insurance costs.

•
Mandating coverage by the Company and its clients’ health plans for additional conditions and/or specified procedures, drugs or devices (for example, high cost pharmaceuticals, experimental pharmaceuticals and oral chemotherapy regimens).

•	Regulating electronic connectivity.

•	Mandating or regulating the disclosure of provider fee schedules and other data about the Company’s payments to providers.

•	Mandating or regulating disclosure of provider outcome and/or efficiency information.

•	Prescribing or limiting members’ financial responsibility for health care or other covered services they utilize.

•
Assessing the medical device status of HIT products and/or solutions, mobile consumer wellness tools and clinical decision support tools, which may require compliance with FDA requirements in relation to some of these products, solutions and/or tools.

•	Imposing payment levels for services rendered to the Company’s members by providers who do not have contracts with the Company.

•	Restricting the ability of employers and/or health plans to establish or impose member financial responsibility.

•
Amending or supplementing ERISA to impose greater requirements on PBMs, the administration of employer-funded benefit plans or limit the scope of current ERISA pre-emption, which would among other things expose us and other health plans to expanded liability for punitive and other extra-contractual damages and additional state regulation.

It is uncertain whether the Company can counter the potential adverse effects of such potential legislation or regulation on its results of operations or cash flows, including whether it can recoup, through higher premium rates, expanded membership or other measures, the increased costs of mandated coverage or benefits, assessments, fees, taxes or other increased costs, including the cost of modifying its systems to implement any enacted legislation or regulations.

The Company’s businesses also may be affected by other legislation and regulations. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Financial Reform Act”) creates incentives for whistleblowers to speak directly to the government rather than utilizing internal compliance programs and reduces the burden of proof under the Foreign Corrupt Practices Act of 1977 (the “FCPA”). There also are laws and regulations that set standards for the escheatment of funds to states.

Health savings accounts, health reimbursement arrangements and flexible spending accounts and certain of the tax, fee and subsidy provisions of the ACA also are regulated by the United States Department of the Treasury and the Internal Revenue Service.

The Company also may be adversely affected by court and regulatory decisions that expand or revise the interpretations of existing statutes and regulations or impose medical malpractice or bad faith liability. Federal and state courts continue to consider cases, and federal and state regulators continue to issue regulations and interpretations, addressing bad faith liability for denial of medical claims, the scope of ERISA’s fiduciary duty requirements, the scope of the False Claims Act and the pre-emptive effect of ERISA on state laws.

Contract Audits - The Company is subject to audits of many of its contracts, including its PBM client contracts, its PBM rebate contracts, its PBM network contracts, its contracts relating to Medicare Advantage, and/or Medicare Part D, the agreements the Company’s pharmacies enter into with other payors, its Medicaid contracts and its customer contracts. Because some of the Company’s contracts are with state or federal governments or with entities contracted with state or federal agencies, audits of these agreements are often regulated by the federal or state agencies responsible for administering federal or state benefits programs, including those which operate Medicaid fee for service plans, Managed Medicaid plans, Medicare Part D plans or Medicare Advantage organizations.

Federal Employee Health Benefits Program - The Company’s subsidiaries contract with the Office of Personnel Management (the “OPM”) to provide managed health care services under the FEHB program in their service areas. These contracts with the

OPM and applicable government regulations establish premium rating arrangements for this program. OPM regulations require that community-rated FEHB plans meet a FEHB program-specific MLR by plan code and market. Managing to these rules is complicated by the simultaneous application of the minimum MLR standards and associated premium rebate requirements of the ACA. The Company also has a contractual arrangement with carriers for the FEHB program, such as the BlueCross BlueShield Association, to provide pharmacy services to federal employees, postal workers, annuitants, and their dependents under the Government-wide Service Benefit Plan, as authorized by the FEHB Act and as part of the FEHB program. Additionally, the Company manages certain FEHB plans on a “cost-plus” basis. These arrangements subject the Company to certain aspects of FEHB Act, and other federal regulations, such as the FEHB Acquisition Regulation, that otherwise would not be applicable to the Company. The OPM also is auditing the Company and its other contractors to, among other things, verify that plans meet their applicable FEHB program-specific MLR and the premiums established under the OPM’s Insured contracts and costs allocated pursuant to the OPM’s cost-based contracts are in compliance with the requirements of the applicable FEHB program. The OPM may seek premium refunds or institute other sanctions against the Company if it fails to comply with the FEHB program requirements.

Disease Management Services Regulation - The Company provides disease management programs to health plan and PBM plan members for complex medical conditions and arranges for those members to receive disease management programs for common medical conditions. State laws regulate the practice of medicine, the practice of pharmacy and the practice of nursing. Clinicians engaged in a professional practice in connection with the provision of disease management services must satisfy applicable state licensing requirements and must act within their scope of practice.

Third Party Administration and Other State Licensure Laws - Many states have licensure or registration laws governing certain types of administrative organizations, such as PPOs, TPAs and companies that provide utilization review services. Several states also have licensure or registration laws governing the organizations that provide or administer consumer card programs (also known as cash card or discount card programs).

International Regulation - The Company currently has insurance licenses in several foreign jurisdictions and does business directly or through local affiliations in numerous countries around the world. The Company is taking steps to be able to continue to serve customers in the European Economic Area following the United Kingdom’s pending exit from the EU (“Brexit”). However, the impact of Brexit on the Company’s international business and results of operations is uncertain.

The Company’s international operations are subject to different, and sometimes more stringent, legal and regulatory requirements, which vary widely by jurisdiction, including anti-corruption laws; economic sanctions laws; various privacy, insurance, tax, tariff and trade laws and regulations; corporate governance, privacy, data protection (including the EU’s General Data Protection Regulation which began to apply across the EU during 2018), data mining, data transfer, labor and employment, intellectual property, consumer protection and investment laws and regulations; discriminatory licensing procedures; compulsory cessions of reinsurance; required localization of records and funds; higher premium and income taxes; limitations on dividends and repatriation of capital; and requirements for local participation in an insurer’s ownership. In addition, the expansion of the Company’s operations into foreign countries increases the Company’s exposure to the anti-bribery, anti-corruption and anti-money laundering provisions of United States law, including the FCPA, and corresponding foreign laws, including the U.K. Bribery Act 2010 (the “UK Bribery Act”).

Anti-Corruption Laws - The FCPA prohibits offering, promising or authorizing others to give anything of value to a foreign government official to obtain or retain business or otherwise secure a business advantage. The Company also is subject to applicable anti-corruption laws of the jurisdictions in which it operates. In many countries outside the United States, health care professionals are employed by the government. Therefore, the Company’s dealings with them are subject to regulation under the FCPA. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions as well as other penalties, and the United States Securities and Exchange Commission (the “SEC”) and the DOJ have increased their enforcement activities with respect to the FCPA. The UK Bribery Act is an anti-corruption law that is broader in scope than the FCPA and applies to all companies with a nexus to the United Kingdom. Disclosures of FCPA violations may be shared with the UK authorities, thus potentially exposing companies to liability and potential penalties in multiple jurisdictions. The Company has internal control policies and procedures and conducts training and compliance programs for its employees to deter prohibited practices. However, if the Company’s employees or agents fail to comply with applicable laws governing its international operations, it may face investigations, prosecutions and other legal proceedings and actions which could result in civil penalties, administrative remedies and criminal sanctions.

Anti-Money Laundering Regulations - Certain lines of the Company’s businesses are subject to Treasury anti-money laundering regulations. Those lines of business have implemented anti-money laundering policies designed to insure their compliance with the regulations. The Company also may be subject to anti-money laundering laws in non-U.S. jurisdictions where it operates.

Office of Foreign Assets Control - The Company also is subject to regulation by OFAC. OFAC administers and enforces economic and trade sanctions based on United States foreign policy and national security goals against targeted foreign countries and regimes, terrorists, international narcotics traffickers, those engaged in activities related to the proliferation of weapons of mass destruction, and other threats to the national security, foreign policy or economy of the United States. In addition, the Company may be subject to similar regulations in the non-U.S. jurisdictions in which it operates.

Laws and Regulations Related to the Pharmacy Services Segment

In addition to the laws and regulations discussed above that may affect multiple segments of the Company’s business, the Company is subject to federal, state and local statutes and regulations governing the operation of its Pharmacy Services segment specifically. Among these are the following:

PBM Laws and Regulation - Legislation seeking to regulate PBM activities in a comprehensive manner has been introduced or enacted in a number of states. This legislation could adversely affect the Company’s ability to conduct business on commercially reasonable terms in states where the legislation is in effect. In addition, certain quasi-regulatory organizations, including the National Association of Boards of Pharmacy and the National Association of Insurance Commissioners (“NAIC”) and the National Council of Insurance Legislators, have issued model regulations or may propose future regulations concerning PBMs and/or PBM activities. Similarly, credentialing organizations such as NCQA and URAC may establish voluntary standards regarding PBM, mail or specialty pharmacy activities. While the actions of these quasi-regulatory or standard-setting organizations do not have the force of law, they may influence states to adopt their requirements or recommendations and influence client requirements for PBM or specialty pharmacy services. Moreover, any standards established by these organizations could also impact the Company’s health plan clients and/or the services provided to them and/or the Company’s health plans.

The Company’s PBM activities also are regulated directly and indirectly at the federal and state levels, including being subject to the False Claims Act and state false claims acts and federal and state anti-kickback laws. These laws and regulations govern, and proposed legislation and regulations may govern and/or further restrict, critical PBM practices, including disclosure, receipt and retention of rebates and other payments received from pharmaceutical manufacturers; use of, administration of and/or changes to drug formularies, maximum allowable cost (“MAC”) list pricing, average wholesale prices (“AWPs”) and/or clinical programs; the offering to plan sponsors of pricing that includes retail network “differential” or “spread” (i.e., a difference between the drug price charged to the plan sponsor by a PBM and the price paid by the PBM to the dispensing provider); disclosure of data to third parties; drug utilization management practices; the level of duty a PBM owes its customers; configuration of pharmacy networks; the operations of the Company’s pharmacies (including audits of its pharmacies); disclosure of negotiated provider reimbursement rates; disclosure of fees associated with administrative service agreements and patient care programs that are attributable to members’ drug utilization; and registration or licensing of PBMs. Failure by the Company or one of its PBM services suppliers to comply with these laws or regulations could result in material fines and/or sanctions and could have a material adverse effect on the Company’s results of operations and/or cash flows.

PDPs and the Company’s PBM service contracts, including those in which the Company assumes certain risks under performance guarantees or similar arrangements, are generally not subject to insurance regulation by the states. However, state departments of insurance are increasing their oversight of PBM activities due to legislation passing in several states requiring PBMs to register or obtain a license with the department. Rulemaking is either underway or has already taken place in a few states with the areas of focus on licensure requirements, pharmacy reimbursement for generics (MAC reimbursement) and pharmacy audits - most of which fall under the state insurance code.

Pharmacy Network Access Legislation - Medicare Part D and a majority of states now have some form of legislation affecting the Company’s (and its health plans’ and its health plan clients’) ability to limit access to a pharmacy provider network or remove network providers. For example, certain “any willing provider” legislation may require the Company or its clients to admit a nonparticipating pharmacy if such pharmacy is willing and able to meet the plan’s price and other applicable terms and conditions for network participation. These laws could negatively affect the services and economic benefits achievable through a limited pharmacy provider network. Also, a majority of states now have some form of legislation affecting the Company’s ability (and the Company’s and its client health plans’ ability) to conduct audits of network pharmacies regarding claims submitted to the Company for payment. These laws could negatively affect the Company’s ability to recover overpayments of claims submitted by network pharmacies that the Company identifies through pharmacy audits.

Pharmacy Pricing Legislation - Several states have passed legislation regulating the Company’s ability to manage and establish MACs for generic prescription drugs. MAC methodology is a common cost management practice used by private and public payors (including CMS) to pay pharmacies for dispensing generic prescription drugs. MAC prices specify the allowable reimbursement by a PBM for a particular strength and dosage of a generic drug that is available from multiple manufacturers but sold at different prices. State legislation can regulate the disclosure of MAC prices and MAC price methodologies, the kinds of drugs that a PBM can pay for at a MAC price, and the rights of pharmacies to appeal a MAC price established by a PBM. These laws could negatively affect the Company’s ability to establish MAC prices for generic drugs.

Formulary and Plan Design Regulation - A number of government entities regulate the administration of prescription drug benefits. HHS regulates how Medicare Part D formularies are developed and administered, including requiring the inclusion of all drugs in certain classes and categories, subject to limited exceptions. Under the ACA, CMS imposes drug coverage requirements for health plans required to cover essential health benefits, including plans offered through federal or state Public Exchanges. Additionally, the NAIC and health care accreditation agencies like NCQA and URAC have developed model acts and standards for formulary development that are often incorporated into government requirements. Many states regulate the scope of prescription drug coverage, as well as the delivery channels to receive prescriptions, for insurers, MCOs and Medicaid managed care plans. The increasing government regulation of formularies could significantly affect the Company’s ability to develop and administer formularies, networks and other plan design features on behalf of its insurer, MCO and other clients. Similarly, some states prohibit health plan sponsors from implementing certain restrictive design features. This regulation could limit or preclude (i) limited networks, (ii) a requirement to use particular providers, (iii) copayment differentials among providers and (iv) formulary tiering practices.

FDA Regulation - The FDA regulates the Company’s compounding pharmacy and clinical research operations.

Laws and Regulations Related to the Retail/LTC Segment

In addition to the laws and regulations discussed above that may affect multiple segments of the Company’s business, the Company is subject to federal, state and local statutes and regulations governing the operation of its Retail/LTC segment specifically. Among these are the following:

FDA Regulation - The FDA generally has authority to, among other things, regulate the manufacture, distribution, sale and labeling of many products sold through retail pharmacies, including prescription drugs, over-the-counter medications, medical devices (including mobile medical devices), cosmetics, dietary supplements and certain food items. The FDA regulates the Company’s activities as a distributor of store brand products.

Retail Clinics - States regulate retail clinics operated by nurse practitioners or physician assistants through physician oversight, clinic and lab licensure requirements and the prohibition of the corporate practice of medicine. A number of states have implemented or proposed laws or regulations that impact certain components of retail clinic operations such as physician oversight, signage, third party contracting requirements, bathroom facilities, and scope of services. These laws and regulations may affect the operation and expansion of the Company’s owned and managed retail clinics.

Other Laws - Other federal, state and local laws and regulations also impact the Company’s retail operations, including laws and regulations governing the practice of optometry, the practice of audiology, the provision of dietician services and the sale of durable medical equipment, contact lenses, eyeglasses, hearing aids and alcohol.

Laws and Regulations Related to the Health Care Benefits Segment

Overview - Differing approaches to state insurance regulation and varying enforcement philosophies may materially and adversely affect the Company’s ability to standardize its Health Care Benefits products and services across state lines. These laws and regulations, including the ACA, restrict how the Company conducts its business and result in additional burdens and costs to the Company. Significant areas of governmental regulation include premium rates and rating methodologies, underwriting rules and procedures, required benefits, sales and marketing activities, provider rates of payment, restrictions on health plans’ ability to limit providers’ participation in their networks and/or remove providers from their networks and financial condition (including reserves and minimum capital or risk based capital requirements). These laws and regulations are different in each jurisdiction and vary from product to product.

Each health insurer and HMO must file periodic financial and operating reports with the states in which it does business. In addition, health insurers and HMOs are subject to state examination and periodic license renewal. Applicable laws also restrict the ability of the Company’s regulated subsidiaries to pay dividends, and certain dividends require prior regulatory approval. In addition, some of the Company’s businesses and related activities may be subject to PPO, managed care organization, utilization review or TPA-related licensure requirements and regulations. These licensure requirements and regulations differ from state to state, but may contain provider network, contracting, product and rate, financial and reporting requirements. There also are laws and regulations that set specific standards for the Company’s delivery of services, payment of claims, fraud prevention, protection of consumer health information, and payment for covered benefits and services.

Required Regulatory Approvals - The Company must obtain and maintain regulatory approvals to price, market and administer many of its Health Care Benefits products. Supervisory agencies, including CMS, the Center for Consumer Information and Insurance Oversight and the DOL, as well as state health, insurance, managed care and Medicaid agencies and state boards of pharmacy have broad authority to take one or more of the following actions:

•	Grant, suspend and revoke the Company’s licenses to transact business;

•	Suspend or exclude the Company from participation in government programs;

•	Suspend or limit the Company’s authority to market products;

•	Regulate many aspects of the products and services the Company offers, including the pricing and underwriting of many of its products and services;

•	Assess damages, fines and/or penalties;

•	Terminate the Company’s contract with the government agency and/or withhold payments from the government agency to the Company;

•	Impose retroactive adjustments to premiums and require the Company to pay refunds to the government, customers and/or members;

•	Restrict the Company’s ability to conduct acquisitions or dispositions;

•	Require the Company to maintain minimum capital levels in its subsidiaries and monitor its solvency and reserve adequacy;

•	Regulate the Company’s investment activities on the basis of quality, diversification and other quantitative criteria; and/or

•
Exclude the Company’s plans from participating in Public Exchanges if they are deemed to have a history of “unreasonable” premium rate increases or fail to meet other criteria set by HHS or the applicable state.

The Company’s operations, current and past business practices, current and past contracts, and accounts and other books and records are subject to routine, regular and special investigations, audits, examinations and reviews by, and from time to time the Company receives subpoenas and other requests for information from, federal, state and international supervisory and enforcement agencies, attorneys general and other state, federal and international governmental authorities and legislators.

Commercial Product Pricing and Underwriting Restrictions - Pricing and underwriting regulation by states limits the Company’s underwriting and rating practices and those of other health insurers, particularly for small employer groups, and varies by state. In general, these limitations apply to certain customer segments and limit the Company’s ability to set prices for new or renewing groups, or both, based on specific characteristics of the group or the group’s prior claim experience. In some states, these laws and regulations restrict the Company’s ability to price for the risk it assumes and/or reflect reasonable costs in the Company’s pricing.

The ACA expanded the premium rate review process by, among other things, requiring the Company’s Commercial Insured rates to be reviewed for “reasonableness” at either the state or the federal level. HHS established a federal premium rate review process that generally applies to proposed premium rate increases equal to or exceeding a federally (or lower state) specified threshold. HHS’s rate review process imposes additional public disclosure requirements as well as additional review on filings requesting premium rate increases equal to or exceeding this “reasonableness” threshold. These combined state and federal review requirements may prevent, further delay or otherwise affect the Company’s ability to price for the risk it assumes, which could adversely affect its MBRs and results of operations, particularly during periods of increased utilization of medical services and/or medical cost trend or when such utilization and/or trend exceeds the Company’s projections.

The ACA also specifies minimum MLRs of 85% for large group Commercial products and 80% for individual and small group Commercial products. Because the ACA minimum MLRs are structured as “floors” for many of their requirements, states have the latitude to enact more stringent rules governing its various restrictions. For Commercial products, states have and may adopt higher minimum MLR requirements, use more stringent definitions of “medical loss ratio,” incorporate minimum MLR requirements into prospective premium rate filings, require prior approval of premium rates or impose other requirements related to minimum MLR. Minimum MLR requirements and similar actions further limit the level of margin the Company can earn in its Insured Commercial business while leaving the Company exposed to medical costs that are higher than those reflected in its pricing. The Company also may be subject to significant fines, penalties, premium refunds and litigation if it fails to comply with minimum MLR laws and regulations.

In addition, the Company requested significant increases in its premium rates in its Commercial small group Health Care Benefits business for 2019 and expects to continue to request significant increases in those rates for 2020 and beyond in order to adequately price for projected medical cost trends, required expansions of coverage and significant assessments, fees and taxes imposed by the federal and state governments, including the ACA. The Company’s rates also must be adequate to reflect adverse selection in its products, particularly in small group Commercial products, which the Company expects to continue and potentially worsen in 2019. These significant rate increases heighten the risks of adverse public and regulatory action and adverse selection and the likelihood that the Company’s requested premium rate increases will be denied, reduced or delayed, which could lead to operating margin compression.

Many of the laws and regulations governing the Company’s pricing and underwriting practices also limit the differentials in premium rates insurers and other carriers may charge between new and renewal business, and/or between groups based on differing characteristics. They may also require that carriers disclose to customers the basis on which the carrier establishes new business and renewal premium rates and limit the ability of a carrier to terminate customers’ coverage. In addition, HHS’ rules on rates impose additional public disclosure requirements on any rate filings that exceed the “reasonableness” threshold and require additional review of those rates.

Medicaid Regulation - The Company is seeking to substantially grow its Medicaid, dual eligible and dual eligible special needs plan businesses over the next several years. As a result, the Company also is increasing its exposure to changes in government policy with respect to and/or regulation of the various Medicaid, dual eligible and dual eligible special needs plan programs in which the Company participates, including changes in the amounts payable to the Company under those programs.

Since 2017, Managed Medicaid products, including those the Company offers, are subject to a minimum MLR of 85%. A Medicaid managed care quality rating system and provider network adequacy requirements also apply to Medicaid products. Because the minimum MLR is structured as a “floor”, states have the latitude to enact more stringent rules governing these various restrictions. For Managed Medicaid products, states may adopt higher minimum MLR requirements, use more stringent definitions of “medical loss ratio” or impose other requirements related to minimum MLR. Minimum MLR requirements and similar actions further limit the level of margin the Company can earn in its Insured Medicaid products while leaving the Company exposed to medical costs that are higher than those reflected in its pricing. The Company also may be subject to significant fines, penalties, premium refunds and litigation if it fails to comply with minimum MLR laws and regulations.

The impact of Medicaid expansion under the ACA is uncertain. The future of the ACA is uncertain, and states may opt out of the elements of the ACA requiring expansion of Medicaid coverage without losing their current federal Medicaid funding. To date, a number of states and the District of Columbia have expanded Medicaid coverage to the higher eligibility levels contemplated by the ACA. In addition, the election of new governors and/or state legislatures may impact states’ previous decisions regarding Medicaid expansion. Proposals for substantial changes to federal funding of state Medicaid programs are likely to be considered in 2019 and beyond, including the possibility of converting federal Medicaid support to block grants and per capita caps on federal funding. Uncertainty regarding federal funding is causing and will continue to cause states to re-evaluate their Medicaid expansions and consider new assessments, fees and/or taxes on health plans. That re-evaluation may adversely affect Medicaid payment rates, the Company’s revenues and its Medicaid membership in those states.

The economic aspects of the Medicaid, dual eligible and dual eligible special needs plan business vary from state to state and are subject to frequent change. Medicaid premiums are paid by each state and differ from state to state. The federal government and certain states also are considering proposals and legislation for Medicaid and dual eligible program reforms or redesigns, including restrictions on the collection of manufacturer’s rebates on pharmaceuticals by Medicaid MCOs and their contracted PBMs, further program, population and/or geographic expansions of risk-based managed care, increasing beneficiary cost-sharing or payment levels, and changes to benefits, reimbursement, eligibility criteria, provider network adequacy requirements (including requiring the inclusion of specified high cost providers in the Company’s networks) and program structure. In some states, current Medicaid and dual eligible funding and premium revenue may not be adequate for the Company to continue program participation. The Company’s Medicaid and dual eligible contracts with states (or sponsors of Medicaid managed care plans) are subject to cancellation by the state (or the sponsors of the managed care plans) after a short notice period without cause (for example, when a state discontinues a managed care program) or in the event of insufficient state funding.

The Company’s Medicaid, dual eligible and dual eligible special needs plan products also are heavily regulated by CMS and state Medicaid agencies, which have the right to audit the Company’s performance to determine compliance with CMS contracts and regulations. The Company’s Medicaid products, dual eligible products and CHIP contracts also are subject to complex federal and state regulations and oversight by state Medicaid agencies regarding the services provided to Medicaid enrollees, payment for those services, network requirements (including mandatory inclusion of specified high-cost providers), and other aspects of these programs, and by external review organizations which audit Medicaid plans on behalf of the state Medicaid agencies. The laws, regulations and contractual requirements applicable to the Company and other participants in Medicaid and dual eligible programs, including requirements that the Company submit encounter data to the applicable state agency, are extensive, complex and subject to change. The Company has invested significant resources to comply with these standards, and its Medicaid and dual eligible program compliance efforts will continue to require significant resources. CMS and/or state Medicaid agencies may fine the Company, withhold payments to the Company, seek premium and other refunds, terminate the Company’s existing contracts, elect not to award the Company new contracts or not to renew the Company’s existing contracts, prohibit the Company from continuing to market and/or enroll members in or refuse to automatically assign members to one or more of the Company’s Medicaid or dual eligible products, exclude the Company from participating in one or more Medicaid or dual eligible programs and/or institute other sanctions and/or civil monetary penalties against the Company if it fails to comply with CMS or state regulations or contractual requirements.

The Company cannot predict whether pending or future federal or state legislation or court proceedings will change various aspects of the Medicaid program, nor can it predict the impact those changes will have on its business operations or results of operations, but the effects could be materially adverse.

State Workers’ Compensation Laws - The Company’s workers’ compensation business includes the comparison of medical claims data against the applicable state’s fee schedule pricing, including applicable regulations and clinical guidelines. State fee schedules, which typically represent the maximum reimbursement for medical services provided to the injured worker, differ by state and change as state laws and regulations are passed and/or amended. The Company’s workers’ compensation business also includes PBM and care management services, both of which are regulated at the state level. The Company’s workers’ compensation customers include insurance carriers and TPAs who also are regulated at the state level. The laws and regulations applicable to the Company and other participants in the workers’ compensation business are extensive, complex and subject to change. The Company has invested significant resources to comply with these standards, and its workers’ compensation compliance efforts will continue to require significant resources. The Company may be subject to significant fines, penalties and litigation if it fails to comply with those laws and regulations.

Federal and State Reporting - The Company is subject to extensive financial and business reporting requirements, including penalties for inaccuracies and/or omissions, at both the federal and state level. The Company’s ability to comply with certain of these requirements depends on receipt of information from third parties that may not be readily available or reliably provided in all instances. The Company is and will continue to be required to modify its information systems, dedicate significant resources and incur significant expenses to comply with these requirements. However, the Company cannot eliminate the risks of unavailability of or errors in its reports.

Product Design and Administration and Sales Practices - State and/or federal regulatory scrutiny of health care benefit product design and administration and marketing and advertising practices, including the filing of insurance policy forms, the adequacy of provider networks, the accuracy of provider directories, and the adequacy of disclosure regarding products and their administration, is increasing as are the penalties being imposed for inappropriate practices. Medicare, Medicaid and dual eligible products and products offering more limited benefits in particular continue to attract increased regulatory scrutiny.

Guaranty Fund Assessments/Solvency Protection - Under guaranty fund laws existing in all states, insurers doing business in those states can be assessed (in most states up to prescribed limits) for certain obligations of insolvent insurance companies to policyholders and claimants. The life and health insurance guaranty associations in which the Company participates that operate under these laws respond to insolvencies of long-term care insurers as well as health insurers. The Company’s assessments generally are based on a formula relating to its health care premiums in the state compared to the premiums of other insurers. Certain states allow assessments to be recovered over time as offsets to premium taxes. Some states have similar laws relating to HMOs and/or other payors such as not-for-profit consumer governed health plans established under the ACA. While historically the Company has ultimately recovered more than half of guaranty fund assessments through statutorily permitted premium tax offsets, significant increases in assessments could lead to legislative and/or regulatory actions that may limit future offsets.

Available Information

CVS Health Corporation was incorporated in Delaware in 1996. The corporate office is located at One CVS Drive, Woonsocket, Rhode Island 02895, telephone (401) 765-1500. The Company’s common stock is listed on the New York Stock

Exchange under the trading symbol “CVS.” General information about CVS Health is available through the Company’s website at http://www.cvshealth.com. The Company’s financial press releases and filings with the SEC are available free of charge within the Investors section of the Company’s website at http://www.cvshealth.com/investors. In addition, the SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers, such as the Company, that file electronically with the SEC. The address of that website is http://www.sec.gov. The information on or linked to the Company’s website is neither a part of nor incorporated by reference in this Annual Report on Form 10-K or any of the Company’s other SEC filings.

In accordance with guidance provided by the SEC regarding use by a company of its websites and social media channels as a means to disclose material information to investors and to comply with its disclosure obligations under Regulation FD, CVS Health Corporation (the “Registrant”) hereby notifies investors, the media and other interested parties that it intends to continue to use its media and investor relations website (http://investors.cvshealth.com/) and its Twitter feed (@CVSHealthIR) to publish important information about the Registrant, including information that may be deemed material to investors. The list of social media channels that the Registrant uses may be updated on its media and investor relations website from time to time. The Registrant encourages investors, the media, and other interested parties to review the information the Registrant posts on its website and social media channels as described above, in addition to information announced by the Registrant through its SEC filings, press releases and public conference calls and webcasts.

Item 1A. Risk Factors

You should carefully consider each of the following risks and uncertainties and all of the other information set forth in this Annual Report on Form 10-K. These risks and uncertainties and other factors may affect forward-looking statements, including those we make in this Annual Report on Form 10-K or elsewhere, such as in news releases or investor or analyst calls, meetings or presentations. The risks and uncertainties described below are not the only ones we face. There can be no assurance that we have identified all the risks that affect us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely affect our businesses. Any of these risks or uncertainties could cause our actual results to differ materially from our expectations and the expected results discussed in our forward-looking statements. You should not consider past results to be an indication of future performance.

If any of the following risks or uncertainties develops into actual events or if the circumstances described in the risks or uncertainties occur or continue to occur, these events or circumstances could have a material adverse effect on our businesses, results of operations, cash flows and/or financial condition. In that case, our stock price could decline materially, among other effects on us. You should read the following section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (which includes our “Cautionary Statement Concerning Forward-Looking Statements” at the end of such section) in the Annual Report, which is incorporated by reference herein, and our consolidated financial statements and the related notes.

Overarching Risks

Risks to our brand and reputation, the Aetna Acquisition, data governance risks, effectiveness of our talent management and alignment of talent to our business needs, and potential changes in public policy, laws and regulations present overarching risks to our enterprise in 2019 and beyond.

We expect to face significant business challenges and uncertainties in 2019. Risks to our brand and reputation, the Aetna Acquisition, data governance risks, effectiveness of our talent management and alignment of talent to our business needs, and potential changes in public policy, laws and regulations present overarching risks to our enterprise in 2019 and beyond. There can be no assurance regarding our ability to avoid harm to our brand and reputation, our ability to manage the risks inherent in the Aetna Acquisition or our data governance risks, our ability to manage and align our talent to our business needs or our ability to manage the risks presented by changes in public policy, laws or regulations. In addition, there can be no assurance that the Aetna Acquisition, United States government fiscal policy, changes to the United States health care system (including changes to the ACA, to drug reimbursement and/or drug pricing laws and regulations and/or to laws and regulations governing PBMs’ interactions with government funded health care programs) or other unanticipated risks will not require us to revise the ways in which we conduct business, put us at risk of loss of business or materially adversely affect our businesses, cash flows, financial condition or results of operations.

Our brand and reputation are two of our most important assets; negative public perception of the industries in which we operate, or of our industries’ or our practices, can adversely affect our businesses, results of operations, cash flows and prospects.

Reputational risk is inherent in many of the risks we face. The industries in which we operate regularly are negatively perceived by the public and subject to negative publicity, including as a result of adverse media coverage, litigation against us and other industry participants, the ongoing public debates over drug pricing, government involvement in drug pricing and purchasing, PBMs and the future of the ACA, governmental hearings and/or investigations and actual or perceived shortfalls regarding our industries’ or our own products and/or business practices (including PBM operations, drug pricing, insurance coverage determinations and social media and other media relations activities). This risk may be increased as the federal government continues to consider increased involvement in drug reimbursement, pricing and/or purchasing and changes to the laws and regulations governing PBMs’, PDPs’ and/or Managed Medicaid organizations’ interactions with government funded health care programs, and as states seek to maintain, replace or repeal elements of the ACA such as Public Exchanges and Medicaid expansion within increasingly challenging budget constraints. This risk also may be increased as we continue to offer products and services that make greater use of data and as our business model becomes more focused on delivering health care to consumers. Significant reductions or interruptions in funding for government health programs we serve also may lead us to reduce our exposure to these programs, which could adversely affect our brand and reputation.

Negative public perception and/or publicity of our industries in general, or of us or our key vendors, brokers or product distribution networks in particular, can further increase our costs of doing business and adversely affect our results of operations and our stock price by:

•	Adversely affecting our brand and reputation;

•	Adversely affecting our ability to market and sell our products and/or services and/or retain our existing customers and members;

•	Requiring us to change our products and/or services;

•	Reducing or restricting the compensation we can receive for our products and/or services; and/or

•	Increasing or significantly changing the regulatory and legislative requirements with which we must comply.

Data governance failures can adversely affect our reputation, businesses and prospects. Our use and disclosure of members’, customers’ and other constituents’ sensitive information is subject to complex regulations at multiple levels. We would be adversely affected if we or our business associates or other vendors fail to adequately protect members’, customers’ or other constituents’ sensitive information.

Our information systems are critical to the operation of our businesses. We collect, process, maintain, retain, evaluate, utilize and distribute large amounts of personal health and financial information and other confidential and sensitive data about our customers, members and other constituents in the ordinary course of our businesses. Some of our information systems rely upon third party systems to accomplish these tasks. The use and disclosure of such information is regulated at the federal, state and international levels, and these laws, rules and regulations are subject to change and increased enforcement activity, such as the EU’s GDPR which began to apply across the EU during 2018 and the audit program implemented by HHS under HIPAA. In some cases, such laws, rules and regulations also apply to our vendors and/or may hold us liable for any violations by our vendors. International laws, rules and regulations governing the use and disclosure of such information are generally more stringent than in the United States, and they vary from jurisdiction to jurisdiction. Noncompliance with any privacy or security laws or regulations, or any security breach, cyber-attack or cybersecurity breach, and any incident involving the theft, misappropriation, loss or other unauthorized disclosure of, or access to, sensitive or confidential member, customer or other constituent information, whether by us, by one of our vendors or by another third party, could require us to expend significant resources to remediate any damage, interrupt our operations and damage our brand and reputation, and could also result in investigations, regulatory enforcement actions, material fines and penalties, loss of customers, litigation or other actions which could have a material adverse effect on our brand, reputation, businesses, results of operations and cash flows.

Our businesses depend on our customers’ and members’ willingness to entrust us with their health related and other sensitive personal information. Events that adversely affect that trust, including inadequate disclosure to our members or customers of our uses of their information, failing to keep our information technology systems and our members’, customers’ and other constituents’ sensitive information secure from significant attack, theft, damage, loss or unauthorized disclosure or access, whether as a result of our action or inaction or that of our business associates, vendors or other third parties, could adversely affect our brand and reputation, membership and results of operations and also can and/or has exposed us to mandatory disclosure to the media, litigation (including class action litigation), governmental investigations and enforcement proceedings, material fines, penalties and/or remediation costs, and compensatory, special, punitive and statutory damages, consent orders, adverse actions against our licenses to do business and/or injunctive relief, any of which could adversely affect our businesses, cash flows, results of operations or financial condition. Large scale data breaches at other entities increase the challenge we and our vendors face in maintaining the security of our information technology systems and of our customers’, members’ and other constituents’ sensitive information. There can be no assurance that additional such failures will not occur, or if any do occur, that we will detect them or that they can be sufficiently remediated.

We face significant competition in attracting and retaining talented employees. Further, managing succession for, and retention of, key executives is critical to our success, and our failure to do so could adversely affect our future performance.

Our ability to attract and retain qualified and experienced employees is essential to meet our current and future goals and objectives. There is no guarantee we will be able to attract and retain such employees or that competition among potential employers will not result in increased salaries or other benefits. If we are unable to retain existing employees or attract additional employees, or we experience an unexpected loss of leadership, we could experience a material adverse effect on our businesses and results of operations.

In addition, our failure to adequately plan for succession of senior management and other key management roles or the failure of key employees to successfully transition into new roles could have a material adverse effect on our businesses and results of operations. The succession plans we have in place and our employment arrangements with certain key executives do not guarantee the services of these executives will continue to be available to us.

We are subject to potential changes in public policy, laws and regulations, including reform of the United States health care system, that can adversely affect the markets for our products and services and our businesses, operations, results of operations, cash flows and prospects.

The political environment in which we operate remains uncertain. It is reasonably possible that our business operations and results of operations could be materially adversely affected by legislative, regulatory and public policy changes at the federal or state level, increased government involvement in drug reimbursement, pricing and/or purchasing, increased regulation of PBMs, changes to Medicare, Medicaid or the regulatory environment for health care benefits, including the ACA, changes to drug reimbursement and/or pricing laws and regulations, changes to the laws and regulations governing PBMs’, PDPs’ and/or Managed Medicaid organizations’ interactions with government funded health care programs, changes to immigration policies and/or many other public policy initiatives. For example, in January 2019, HHS proposed regulations that would exclude from the current safe harbor under the federal anti-kickback statute manufacturer’s rebates on prescription drugs paid to PBMs, PDPs and Managed Medicaid organizations in connection with federally funded health care programs. It is not possible to predict whether or when any such changes will occur or what form any such changes may take (including through the use of United States Presidential Executive Orders). Other significant changes to health care system legislation or regulation as well as changes with respect to tax and trade policies, tariffs and other government regulations affecting trade between the United States and other countries are also possible and could adversely affect us. If we fail to respond adequately to such changes, including by implementing strategic and operational initiatives, or do not do so as effectively as our competitors, our businesses, operations and results of operations may be materially adversely affected.

In addition to efforts to amend, repeal or replace the ACA and related regulations, we expect the federal and state governments to continue to enact and seriously consider many broad-based legislative and regulatory proposals that will or could materially impact various aspects of the health care and related benefits system and our businesses. Potential modification to the ACA, including changes in enforcement and/or funding that further destabilize the Public Exchanges, as well as significant changes to Medicaid funding could impact the number of Americans with health insurance and, consequently, prescription drug coverage. Further changes to federal health care laws, including the ACA, drug reimbursement and pricing laws and/or laws governing PBMs’, PDPs’ and/or Managed Medicaid organizations’ interactions with government funded health care programs, are probable. We cannot predict the effect, if any, that new health care legislation, future changes to the ACA or the implementation or failure to implement the outstanding provisions of ACA, may have on our retail pharmacy, LTC pharmacy, specialty pharmacy, pharmacy services and/or Health Care Benefits operations and/or results of operations. The federal and many state governments also are considering changes in the interpretation, enforcement and/or application of existing programs, laws and regulations, including changes to payments under and funding of Medicare and Medicaid programs.

In addition, much of the branded and generic drug product that we sell in our retail, mail and specialty pharmacies, and much of the other merchandise we sell, is manufactured in whole or in substantial part outside of the United States. In most cases, the products or merchandise are imported by others and sold to us. As a result, significant changes in tax or trade policies, tariffs or trade relations between the United States and other countries, such as the imposition of unilateral tariffs on imported products, could result in significant increases in our costs, restrict our access to suppliers, depress economic activity, and have a material adverse effect on our businesses, cash flows and results of operations. In addition, other countries may change their business and trade policies and such changes, as well as any negative sentiments towards the United States in response to increased import tariffs and other changes in United States trade regulations, could adversely affect our businesses.

We cannot predict the enactment or content of new legislation and regulations or changes to existing laws or regulations or their enforcement, interpretation or application, or the effect they will have on our business operations or results of operations, which could be materially adverse. Even if we could predict such matters, it is not possible to eliminate the adverse impact of public policy changes that would fundamentally change the dynamics of one or more of the industries in which we operate. Examples of such change include: the federal or one or more state governments fundamentally restructuring or reducing the funding available for Medicare, Medicaid, dual eligible or dual eligible special needs plan programs, increasing its involvement in drug reimbursement, pricing and/or purchasing, changing the laws and regulations governing PBMs’, PDPs’ and/or Managed Medicaid organizations’ interactions with government funded health care programs, changing the tax treatment of health or related benefits, or repealing or otherwise significantly altering the ACA. The likelihood of adverse changes remains high due to state and federal budgetary pressures, and our businesses and results of operations could be materially and adversely affected by such changes, even if we correctly predict their occurrence. For more information on these matters, see “Government Regulation” included in Item 1 of this Annual Report on Form 10-K.

Our enterprise strategy may not be an effective response to the changing dynamics in the industries in which we operate, or we may not be able to implement our strategy and related strategic projects.

Our strategy includes effectively investing our capital and human resources in appropriate strategic projects, current operations and acquisitions to transform our businesses in response to the changing dynamics in the industries in which we operate. Our strategic projects include, among other things: integrating the Aetna Acquisition; significant investments in human and technology resources to expand our consumer-oriented products and services; optimizing our business platforms; managing certain significant technology projects; further improving relations with manufacturers, suppliers and health care providers; negotiating contract changes with customers, manufacturers, suppliers and health care providers and implementing other business process improvements. Implementing our strategic initiatives will require significant investments of capital and human resources. Among other things, we will need to simultaneously acquire and develop new personnel, products and systems to serve existing and new customers with existing and new products and to enhance our existing customer service, information technology, control and compliance processes and systems. The future performance of our businesses will depend in large part on our ability to design and implement our strategic initiatives, some of which will occur over several years. If these initiatives do not achieve their objectives, our results of operations could be adversely affected.

Our enterprise strategy may not be an effective response to the changing dynamics in the industries in which we operate, and we may fail to recognize and position ourselves to capitalize upon market opportunities. We may not have sufficient advance notice and resources to develop and effectively implement an alternative strategy. If our existing competitors and/or new entrants (whether vertical, horizontal or online/digital/e-commerce) into one or more of our businesses create new disruptive business models and/or develop new offerings that customers, members and/or health care providers prefer to our offerings, we may lose customers, members and/or providers, and our results of operations, cash flows and/or prospects may be adversely affected. In addition, our results of operations, cash flows and/or prospects may be adversely affected by consolidation among the participants in the industries in which we operate and/or our customer base. Our businesses and results of operations could be materially and adversely affected by such changes, even if we correctly predict their occurrence.

Risks Related to Our Businesses

Efforts to reduce reimbursement levels and alter health care financing practices could adversely affect our businesses.

The continued efforts of HMOs, MCOs, PBMs, government entities, and other third party payors to reduce prescription drug costs and pharmacy reimbursement rates, as well as litigation and other legal proceedings relating to how drugs are priced, may adversely affect our profitability. In particular, increased utilization of generic drugs (which normally yield a higher gross profit rate than equivalent brand named drugs) has resulted in pressure to decrease reimbursement payments to retail, specialty, LTC and mail order pharmacies for generic drugs, causing a reduction in our margins on sales of generic drugs. Historically, the effect of this trend on generic profitability has been mitigated by the introduction of new multi-source generic drugs as well as inflation on brand name drugs and by our efforts to negotiate reduced acquisition costs of generic drugs with manufacturers. However, in recent years, there has been significant consolidation within the generic manufacturing industry and in 2019 we expect fewer new multi-source generic drugs to be introduced and lower brand name drug inflation than in recent prior years, and it is possible that these and other external factors may enhance the ability of manufacturers to sustain or increase pricing of generic drugs and diminish our ability to negotiate reduced acquisition costs. Any inability to offset increased brand name or generic prescription drug costs or to modify our activities to lessen the financial impact of such increased costs could have a significant adverse effect on our results of operations.

In addition, during the past several years, the United States health care industry has been subject to an increase in governmental regulation and audits at both the federal and state levels. Efforts to control health care costs, including prescription drug costs, are continuing at the federal and state government levels. Changing political, economic and regulatory influences may significantly affect health care financing and reimbursement practices. For example, we anticipate that federal and state governments will continue to review and assess alternative health care delivery systems, payment methodologies and operational requirements for health care providers, including LTC facilities and pharmacies, and participants in government funded health care programs. A change in the composition of pharmacy prescription volume toward programs offering lower reimbursement rates could adversely affect our profitability. Any action taken to repeal or replace all or significant parts of ACA also could adversely affect our profitability, though it is unclear at this time what the full effects of any such changes would be.

The ACA made several significant changes to Medicaid rebates and to reimbursement rates. One of these changes was to revise the definition of the Average Manufacturer Price, a pricing element common to most payment formulas, and the reimbursement formula for generic drugs. This change has adversely affected the reimbursements we receive when we dispense prescription drugs to Medicaid recipients. In addition, the ACA made other changes that affect the coverage and plan designs that are or will be provided by many of our health plan clients, including the requirement for health insurers to meet a minimum MLR to avoid having to pay rebates to enrollees. These ACA changes may not affect our businesses directly, but they could indirectly impact our services, business practices and/or results of operations.

Gross margins in the industries in which we operate may decline.

The PBM industry has been experiencing margin pressure as a result of competitive pressures and increased client demands for lower prices, increased revenue sharing, enhanced service offerings and/or higher service levels. In that regard, we maintain contractual relationships with generic drug manufacturers and brand name drug manufacturers that provide for purchase discounts and/or rebates on drugs dispensed by pharmacies in our retail network and by our specialty and mail order pharmacies (all or a portion of which may be passed on to clients). Manufacturer’s rebates often depend on a PBM’s ability to meet contractual market share or other requirements, including in some cases the placement of a manufacturer’s products on the PBM’s formularies. If we lose our relationship with one or more drug manufacturers, or if the discounts or rebates provided by drug manufacturers decline, our businesses and results of operations could be adversely affected. Further, competitive pressures in the PBM industry have resulted in our clients sharing in a larger portion of rebates and/or discounts received from drug manufacturers. Marketplace dynamics and regulatory changes also have impacted our ability to offer plan sponsors pricing that includes the use of retail “differential” or “spread”, which could adversely affect our future profitability, and we expect these trends to continue. Further, changes in existing federal or state laws or regulations or the adoption of new laws or regulations relating to additional regulation of PBMs, drug pricing or purchasing, patent term extensions, purchase discount and/or rebate arrangements with drug manufacturers, or additional regulation of PBMs, formulary management or other PBM services could also reduce the discounts or rebates we receive. In addition, changes in federal or state laws or regulations or the adoption of new laws or regulations relating to claims processing and billing, including our ability to use MAC lists and collect transmission fees, could adversely affect our profitability.

Our retail pharmacy, specialty pharmacy and LTC pharmacy operations also have been affected by the margin pressures described above, including client demands for lower prices, generic pricing and network reimbursement pressure. In addition, as competition increases in the geographies in which we operate, including competition from new entrants, a significant increase in general pricing pressures could occur, and this could require us to reevaluate our pricing structures to remain competitive. A shift in the mix of our pharmacy prescription volume towards programs offering lower reimbursement rates could adversely affect our margins, including the ongoing shift in pharmacy mix towards 90-day prescriptions at retail and the ongoing shift in pharmacy mix towards Medicare Part D prescriptions. Finally, the margins of our LTC business are further affected by the increased efforts of health care payors to negotiate reduced or capitated pricing arrangements. These actions could also adversely affect the margins of our LTC business.

Our results of operations are affected by the health of the economy in general and in the geographies we serve.

Our businesses are affected by the United States economy and consumer confidence in general and in the geographies we serve, including various economic factors, inflation and changes in consumer purchasing power, preferences and/or spending patterns. It is possible that an unfavorable, uncertain or volatile economic environment will cause a decline in drug utilization, an increase in health care utilization and dampen demand for PBM services as well as consumer demand for products sold in our retail stores. Further, economic conditions including interest rate fluctuations, changes in capital market conditions and regulatory changes may affect our ability to obtain necessary financing on acceptable terms, our ability to secure suitable store locations under acceptable terms and our ability to execute sale-leaseback transactions under acceptable terms. Adverse changes in the United States economy, consumer confidence and economic conditions could have an adverse effect on our businesses and financial results. This adverse effect could be further exacerbated by the increasing prevalence of high deductible health plans and health plan designs favoring co-insurance over co-payments as members and other consumers may decide to postpone, or not to seek, medical treatment which may lead them to incur more expensive medical treatment in the future and/or decrease our prescription volumes.

In addition, our Health Care Benefits membership remains concentrated in certain geographic areas in the United States and in certain industries. Unfavorable changes in health care or other benefit costs or reimbursement rates or increased competition in those geographic areas where our membership is concentrated could therefore have a disproportionately adverse effect on our Health Care Benefits results of operations. Our Health Care Benefits membership has been and may continue to be affected by workforce reductions by our customers due to adverse and/or uncertain general economic conditions, especially in the United States geographies and industries where our membership is concentrated. As a result, we may not be able to profitably grow and diversify our Health Care Benefits membership geographically, by product type or by customer industry, and our revenue and results of operations may be disproportionately affected by adverse changes affecting our customers.

We operate in a highly competitive business environment. Competitive and economic pressures may limit our ability to increase pricing to reflect higher costs or may force us to accept lower margins. If customers elect to self-insure, reduce benefits or adversely renegotiate or amend their agreements with us, our revenues and results of operations will be adversely affected. We may not be able to obtain appropriate pricing on new or renewal business.

Each of our businesses currently operates in a highly competitive and evolving business environment. We must compete successfully with existing competitors and new entrants, including strategic alliances and online, digital and e-commerce companies.

The competitive success of our retail pharmacy business, as well as our specialty pharmacy operations with third-party payors, is dependent on our ability to establish and maintain contractual relationships with PBMs and other payors on acceptable terms in an environment where some PBM clients are considering adopting narrow or restricted retail pharmacy networks. As a pharmacy retail business, we compete with other drugstore chains, supermarkets, online and other discount retailers, independent pharmacies, membership clubs, convenience stores and mass merchants, some of which are aggressively expanding into markets we serve. We also face competition from other retail health care clinics, as well as other mail order pharmacies and PBMs. Disruptive innovation by existing or new competitors could alter the competitive landscape in the future and require us to accurately identify and assess such changes and make timely and effective changes to our strategies and business model to compete effectively. Competition may also come from other sources in the future. Changes in market dynamics or the actions of competitors or manufacturers, including industry consolidation, the emergence of new competitors and strategic alliances, and decisions to exclude us from new narrow or restricted retail pharmacy networks, could materially and adversely affect our businesses, results of operations, cash flows and prospects.

We also could be adversely affected if we fail to identify or effectively respond to changes in market dynamics. For example, specialty pharmacy represents a significant and growing proportion of prescription drug spending in the United States, a significant portion of which is dispensed outside of traditional retail pharmacies. Because our specialty pharmacy operations focus on complex and high-cost medications that serve a relatively limited universe of patients, the future growth of this business depends to a significant extent upon expanding our ability to access key drugs and successfully penetrate key treatment categories.

The competitive success of our LTC pharmacy operations is dependent upon our ability to compete in each geographic region where we have operations. In the geographic regions we serve, we compete with PharMerica, our largest LTC pharmacy competitor, as well as with numerous local and regional institutional pharmacies, pharmacies owned by long-term care facilities and local retail pharmacies. Our LTC pharmacy customers consist of skilled nursing facilities, assisted living facilities, independent living communities, hospitals, correctional facilities, and other health care service providers. One of our growth opportunities is to increase our penetration rate in the assisted living segment, where residents can choose which pharmacy will provide them with prescription drugs. The ability of a resident of an assisted living facility to select the pharmacy that supplies him or her with prescription drugs could adversely affect our business, financial condition and results of operations because there can be no assurance that such resident will select us.

The competitive success of our pharmacy services business is impacted by its ability to establish and maintain contractual relationships with network pharmacies in an environment where some PBM clients are considering adopting narrow or restricted retail pharmacy networks. Competitors in the PBM industry (e.g., the Express Scripts business of Cigna Corporation,

OptumRx, Prime Therapeutics, MedImpact and Humana), include large, national PBM companies, PBMs owned by large national health plans and smaller standalone PBMs. Competition also may come from other sources in the future. In addition, changes in the overall composition of our pharmacy networks, or reduced pharmacy access under our networks, could adversely affect our claims volume and/or our competitiveness generally.

Customer contracts in our Health Care Benefits segment are generally for a period of one year, and our customers have considerable flexibility in moving between us and our competitors. One of the key factors on which we compete for customers, especially in uncertain economic environments, is overall cost. We are therefore under pressure to contain premium price increases despite being faced with increasing health care and other benefit costs and increasing operating costs. If we are unable to increase our prices to reflect increasing costs, our profitability will be adversely affected. If we are unable to limit our price increases, we may lose members to competitors with more favorable pricing, adversely affecting our revenues and results of operations. In response to rising prices, our customers may elect to self-insure or to reduce benefits in order to limit increases in their benefit costs. Alternatively, our customers may purchase different types of products from us that are less profitable. Such elections may result in reduced membership in our more profitable Insured products and/or lower premiums for our Insured products, which may adversely affect our revenues and results of operations, although such elections also may reduce our health care and other benefit costs. In addition, our Medicare, Medicaid and CHIP products are subject to termination without cause, periodic re-bid, rate adjustment and program redesign, as customers seek to contain their benefit costs, particularly in an uncertain economy. These actions may adversely affect our membership, revenues and results of operations

Competitors in each of our businesses may offer services and pricing terms that we may not be willing or able to offer. For example, strong competition in the PBM marketplace has generated greater client demand for lower pricing, increased revenue sharing and enhanced product and service offerings. Unless we can demonstrate enhanced value to our clients through innovative product and service offerings, particularly in a rapidly changing health care industry, we may be unable to remain competitive.

We may lose clients and/or fail to win new business. If we fail to compete effectively in the geographies and product areas in which we operate, including maintaining or increasing membership in our Health Care Benefits segment, our results of operations, financial condition and cash flows could be materially and adversely affected.

Our PBM business generates revenues primarily by contracting with clients to provide prescription drugs and related health care services to plan members. PBM client contracts often have terms of approximately three years in duration, so approximately one third of a PBM’s client base typically is subject to renewal each year. In some cases, however, PBM clients may negotiate a shorter or longer contract term or may require early or periodic renegotiation of pricing prior to expiration of a contract. Our clients are generally well informed and organized, can move between our competitors and often seek competing bids prior to expiration of their contracts. In addition, the reputational impact of a service-related incident could adversely affect our businesses. These factors, together with the impact of competitive pressures, could make it difficult for us to attract new clients, retain existing clients and cross-sell additional products and/or services. Further, the PBM industry has been affected by consolidation activity that may continue in the future. If one or more of our PBM clients is acquired by an entity that is not also our client, we may be unable to retain all or a portion of the acquired client’s business. These circumstances, either individually or in the aggregate, could result in an adverse effect on our businesses and financial results. Therefore, we continually face challenges in competing for new PBM business and retaining or renewing our existing PBM business. With respect to our LTC pharmacy business, reimbursement from skilled nursing facilities for prescriptions we dispense is determined pursuant to our agreements with those skilled nursing facilities. The termination of these agreements generally terminates our ability to provide services to any of the residents of that facility, resulting in the loss of revenue from any source for those residents. There can be no assurance that we will be able to win new business or secure renewal business on terms as favorable to us as the present terms.

Additionally, with respect to our retail and LTC pharmacy businesses, reimbursement under Medicare Part D, as well as reimbursement from certain private third-party payors, is determined pursuant to agreements that we negotiate with those payors or their PBM representatives. The loss of those agreements, or a material change in the terms of those agreements, could adversely affect our results of operations and cash flows. In addition, restricted networks that exclude our retail or specialty pharmacies adversely affect those businesses.

The health care and related benefits industry is highly competitive, primarily due to a large number of for-profit and not-for-profit competitors, our competitors’ marketing and pricing, and a proliferation of competing products, including new products that are continually being introduced into the marketplace. Our Health Care Benefits segment faces significant competition in all of the geographies and product areas in which it operates. New entrants into the marketplace, as well as consolidation within the industry, have contributed to and are expected to intensify the competitive environment. In addition, the rapid pace of change as the industry evolves towards a consumer-focused retail marketplace, including Insurance Exchanges, and the increased use of technology to interact with members, providers and customers, increase the risks we currently face from new entrants and disruptive actions by existing competitors compared to prior periods.

Our Health Care Benefits segment competes on the basis of many factors, including perceived overall quality, quality of service, comprehensiveness of coverage, cost (including premium, provider discounts and member out-of-pocket costs), product design, financial stability and ratings, breadth and quality of provider networks, providers available in such networks, and quality of member support and care management programs. Our Health Care Benefits segment’s competitors include, among others, UnitedHealth Group Incorporated, Anthem, Inc., Humana Inc., Cigna Corporation, WellCare Health Plans, Inc., Centene Corporation, Molina Healthcare, Inc., Kaiser Permanente, health system owned health plans and new entrants into the marketplace, and numerous for-profit and not-for-profit organizations operating under licenses from the Blue Cross and Blue Shield Association. The Health Care Benefits segment’s largest competitor in its Medicare products is Original Medicare. Additional competitors in this segment’s businesses include other types of medical and dental provider organizations, various specialty service providers (including PBM services providers), health care consultants, financial services companies, integrated health care delivery organizations (networks of providers who also coordinate administrative services for and assume insurance risk of their members), TPAs, HIT companies and, for certain plans, programs sponsored by the federal or state governments. Emerging competitors include start up health care benefit plans, provider-owned health plans, new joint ventures (including for-profit and not-for-profit joint ventures among firms from multiple industries), technology firms, financial services firms that are distributing competing products on their proprietary Private Exchanges, consulting firms that are distributing competing products on their proprietary Private Exchanges, as well as non-traditional distributors such as retail companies. In particular geographies, competitors may have greater capabilities, resources or membership; a more established reputation; superior supplier or health care professional pricing and contract terms; better business relationships; or other factors that give such competitors a competitive advantage. The Health Care Benefits segment competes for sales on Insurance Exchanges and is developing and expanding its Consumer Health Products and Services product and service offerings, where we face additional risks from existing and new competitors (including our vendors) who have lower cost structures, greater experience marketing to consumers and/or who target the higher margin portions of our business. Among the Health Care Benefits segment’s international and HIT competitors, many have longer operating histories, better brand recognition and greater market presence in many of the areas in which the segment is seeking to expand and more experience at rapidly innovating products.

There can be no assurance that the Aetna Acquisition will not adversely affect any of our segments’ respective abilities to attract new clients or retain existing clients or our ability to cross-sell additional products and/or services within any segment or between segments. If we do not compete effectively in the geographies and product areas in which we operate, our businesses, results of operations, financial condition and cash flows could be materially and adversely affected.

We are exposed to risks relating to the solvency of our customers and of other insurers.

If our customers’ operating and financial performance deteriorates, or they are unable to make scheduled payments or obtain adequate financing, our customers may not be able to pay timely, or may delay payment of, amounts owed to us. Any inability of our customers to pay us for our products and services may adversely affect our businesses, financial condition and results of operations. In addition, both state and federal government sponsored payers, as a result of budget deficits or reductions, may suspend payments or seek to reduce their healthcare expenditures resulting in our customers delaying payments to us or renegotiating their contracts with us. Any delay or reduction in payments by such government sponsored payers may adversely affect our businesses, financial condition and results of operations.

We are subject to assessments under guaranty fund laws for obligations of insolvent insurance companies (such as the discounted estimated liability expense of $231 million pretax for our estimated share of future assessments for Penn Treaty Network America Insurance Company and one of its subsidiaries that Aetna recorded in the first quarter of 2017), HMOs, ACA co‑ops and other payors to policyholders and claimants.

We face risks relating to the market availability, pricing, suppliers and safety profiles of prescription drugs that we purchase and sell.

We dispense significant volumes of brand-name and generic drugs from our retail, LTC, specialty and mail order pharmacies and through our PBM’s network of retail pharmacies. When increased safety risk profiles or manufacturing or other supply issues of specific drugs or classes of drugs occur, or drugs become subject to greater restrictions as controlled substances, physicians may cease writing prescriptions for these drugs or the utilization of these drugs may be otherwise reduced.

Additionally, adverse publicity regarding drugs with higher safety risk profiles may result in reduced consumer demand for such drugs. On occasion, products are withdrawn by their manufacturers or transition to over-the-counter products, which can result in lower prescription utilization. In addition, future FDA rulings could restrict the supply or increase the cost of products sold to our customers. Our results of operations and cash flows may decline as a result of such regulatory rulings or market changes.

Further, we acquire a substantial amount of our mail and specialty pharmacies’ prescription drug supply from a limited number of suppliers. Our agreements with these suppliers are often short-term and easily cancelable by either party without cause. In addition, these agreements may limit our ability to provide services for competing drugs during the term of the agreement and may allow the supplier to distribute through channels other than us. Certain of these agreements also allow pricing and other terms to be adjusted periodically for changing market conditions or required service levels. A termination or modification to any of these relationships could have a material adverse effect on our businesses, financial condition and results of operations. Moreover, many products distributed by our specialty pharmacy business are manufactured with ingredients that are susceptible to supply shortages. In some cases, we depend upon a single source of supply. Any such supply shortages or loss of any such single source of supply could adversely affect our results of operations and cash flows.

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

A disruption in our business operations could occur as a result of contamination of drugs, a failure to maintain necessary shipment and storage conditions, errors in mail order processing, the unavailability of prescription drugs provided by suppliers, labor disruptions or other unanticipated disruptions at our mail order dispensing pharmacy facilities, specialty pharmacy facilities, call centers, data centers or corporate facilities, among other factors. Such disruption could reduce our ability to process and dispense prescriptions and provide products and services to our customers.

If any products we distribute are in limited supply for significant periods of time, our financial condition and results of operations could be materially and adversely affected.

We face risks related to the frequency and rate of the introduction and pricing of generic drugs and brand name prescription drug products.

The profitability of our Retail/LTC and Pharmacy Services segments is dependent upon the utilization of prescription drug products. Utilization trends are affected by, among other factors, the introduction of new and successful prescription drugs as well as lower-priced generic alternatives to existing brand name products because we generally earn higher gross margins on the sale of generic alternatives than on brand name equivalents. In addition, inflation in the price of brand name drugs can affect utilization, particularly given the increase in high deductible health plans. Accordingly, our businesses and results of operations could be adversely affected by a slowdown or delay in the number or magnitude of new and successful prescription drugs and/or generic alternatives, as well as inflation in the price of brand name drugs. For example, we project that the operating income of our Pharmacy Services and Retail/LTC segments may be reduced in 2019 compared to 2018 due in part to fewer new multi-source generic drugs being introduced and lower brand name drug price inflation in 2019 than 2018.

Possible changes in industry pricing benchmarks and drug pricing generally can adversely affect our PBM business.

It is possible that the pharmaceutical industry or regulators may evaluate and/or develop an alternative pricing reference to replace AWP or Wholesale Acquisition Cost (“WAC”), which are the pricing references used for many of our PBM and LTC client contracts, drug purchase agreements, retail network contracts, specialty payor agreements and other contracts with third party payors in connection with the reimbursement of drug payments. In addition, many state Medicaid fee-for-service programs (“FFS Medicaid”) have established pharmacy network payments on the basis of Actual Acquisition Cost (“AAC”). The use of an AAC basis in FFS Medicaid could have an impact on reimbursement practices in other commercial and government products. Future changes to the use of AWP, WAC or to other published pricing benchmarks used to establish drug pricing, including changes in the basis for calculating reimbursement by federal and state health programs and/or other payors, could impact the reimbursement we receive from Medicare and Medicaid programs, the reimbursement we receive from our PBM clients and other payors and/or our ability to negotiate rebates and/or discounts with drug manufacturers, wholesalers, PBMs and retail pharmacies. A failure or inability to fully offset any increased prices or costs or to modify our operations to mitigate the impact of such increases could have a material adverse effect on our results of operations. Additionally, any future changes in drug prices could be significantly different than our projections. The effect of these possible changes on our businesses cannot be predicted at this time.

Product liability, product recall or personal injury issues could damage our reputation.

The products that we sell could become subject to contamination, product tampering, mislabeling, recall or other damage. In addition, errors in the dispensing and packaging of drugs and consuming drugs in a manner that is not prescribed could lead to serious injury or death. Product liability or personal injury claims may be asserted against us with respect to any of the drugs or other products we sell or services we provide. For example, we are a defendant in litigation proceedings relating to opioids and the sale of products containing talc. Our businesses involve the provision of professional services, including by pharmacists, physician assistants, nurses and nurse practitioners, that exposes us to professional liability claims. Should a product or other liability issue arise, the coverage limits under our insurance programs and the indemnification amounts available to us may not be adequate to protect us against claims. We also may not be able to maintain our existing levels of insurance on acceptable terms in the future. Damage to our reputation in the event of a product liability or personal injury issue or judgment against us or a product recall could have a significant adverse effect on our businesses, financial condition and results of operations.

We face challenges in growing our Medicare Advantage and Medicare Part D membership.

We are seeking to substantially grow our Medicare Advantage and Medicare Part D membership, revenue and results of operations in 2019 and over the next several years, including by significantly expanding our Medicare Advantage service area. The organic expansion of our Medicare Advantage service area is subject to the ability of CMS to process our requests for service area expansions and our ability to build cost competitive provider networks in the expanded service areas that meet applicable network adequacy requirements. CMS’ decisions on our requests for service area expansions also may be affected adversely by compliance issues that arise each year in our Medicare operations. If we are not successful in expanding our Medicare Advantage service area, we may not be able to achieve our Medicare Advantage growth goals.

We face challenges in growing our Medicaid membership, and expanding our Medicaid membership exposes us to additional risks.

We are seeking to substantially grow our Medicaid, dual eligible and dual eligible special needs plan membership over the next several years. In many instances, to acquire and retain our government customers’ business, we must bid against our competitors in a highly competitive environment. Winning bids often are challenged successfully by unsuccessful bidders. Our ability to maintain and grow membership, revenues and results of operations in our Medicaid products is dependent on our remaining competitive on price, performance and preparing successful bids. In cases where a successful bid is challenged, we incur defense costs and may incur unreimbursed implementation and other costs to meet contractual deadlines even if we ultimately lose the challenge.

If we are successful in expanding our Medicaid membership, we may increase our exposure to states that face budgetary pressures, hospitals and other providers that face revenue challenges associated with uncompensated care and pressures on our operating margins driven by the projected rapid growth in the size of and cost of care for the Medicaid eligible population.

A change in our Health Care Benefits product mix may adversely affect our profit margins.

Our Insured Health Care Benefits products that involve greater potential risk generally tend to be more profitable than our ASC products. Historically, smaller employer groups have been more likely to purchase Insured Health Care Benefits products because such purchasers are generally unable or unwilling to bear greater liability for health care expenditures, although recently even relatively small employers have moved to ASC products. We also serve government-sponsored programs, including Medicare and Medicaid, that are subject to competitive bids and regulatory requirements and have lower profit margins than the Insured Commercial products in our Health Care Benefits segment. Although our Health Care Benefits membership is projected to continue to shift towards Government products in 2019, the profitability of each of those products differs and may be less than the profitability of an Insured Commercial product. A shift of enrollees from more profitable products to less profitable products could have a material adverse effect on our results of operations.

We may not be able to accurately forecast health care and other benefit costs, which could adversely affect our Health Care Benefits segment’s results of operations. There can be no assurance that the future health care and other benefit costs of our Insured Health Care Benefits products will not exceed our projections.

Premiums for our Insured Health Care Benefits products, which comprised 87% of our Health Care Benefits revenues for 2018, are priced in advance based on our forecasts of health care and other benefit costs during a fixed premium period, which is generally one year. These forecasts are typically developed several months before the fixed premium period begins, are influenced by historical data (and recent historical data in particular), are dependent on our ability to anticipate and detect medical cost trends and changes in our members’ behavior and healthcare utilization patterns and require a significant degree of judgment. For example, our revenue on Medicare policies is based on bids submitted in June of the year before the contract year. Cost increases in excess of our projections cannot be recovered in the fixed premium period through higher premiums. As a result, our profits are particularly sensitive to the accuracy of our forecasts and our ability to anticipate and detect medical cost trends. Even relatively small differences between predicted and actual health care and other benefit costs as a percentage of premium revenues can result in significant adverse changes in our results of operations.

Our health care and other benefit costs can be affected by external events that we cannot forecast or anticipate and over which we have little or no control, such as emerging changes in the economy and/or public policy, additional government mandated benefits or other regulatory changes, changes in our members’ behavior and healthcare utilization patterns, changes in health care practices, new technologies, increases in the cost of prescription drugs, influenza related health care costs (which may be substantial and were higher than Aetna projected in 2017-2018), direct-to-consumer marketing by drug manufacturers, clusters of high cost cases, epidemics, pandemics, terrorist attacks or other man-made disasters, natural disasters or other events that materially increase utilization of medical and/or other covered services, including prescription drugs, as well as changes in provider billing practices. Our health care and other benefit costs also can be affected by changes in our business mix, product designs, contracts with providers, medical management, underwriting, rating and/or claims processing methods and processes, and our medical management initiatives may not deliver the reduction in utilization and/or medical cost trend that we project.

It is particularly difficult to accurately anticipate, detect, price, forecast, manage and reserve for medical cost trends and utilization of medical and/or other covered services during and following periods when such utilization and/or trends are below recent historical levels, during periods of changing economic conditions and employment levels and for products with substantial membership growth and/or turnover. For example, as of December 31, 2018, we held a premium deficiency reserve of $16 million for the 2019 coverage year related to our Medicaid products. We expect utilization to increase in 2019 when compared to 2018.

If health care and other benefit costs are higher than the levels reflected in our pricing or if we are not able to obtain appropriate pricing on new or renewal business, our prices will not reflect the risk we assume, and our results of operations will be adversely affected. If health care and other benefit costs are lower than we predict, our prices may be higher than those of our competitors, which may cause us to lose Health Care Benefits membership.

A number of factors, many of which are beyond our control, contribute to rising health care and other benefit costs. If we are unable to satisfactorily manage our health care and other benefit costs, our Health Care Benefits segment’s results of operations and competitiveness will be adversely affected.

A number of factors contribute to rising health care and other benefit costs, including previously uninsured members entering the health care system, changes in members’ behavior and healthcare utilization patterns, turnover in our membership, additional government mandated benefits or other regulatory changes, changes in the health status of our members, the aging of the population and other changing demographic characteristics, advances in medical technology, increases in the number and cost of prescription drugs (including specialty pharmacy drugs), direct-to-consumer marketing by drug manufacturers, the increasing influence of social media on our members’ utilization and other behavior, changes in health care practices and inflation. In addition, government-imposed limitations on Medicare and Medicaid reimbursements to health plans and providers have caused the private sector to bear a greater share of increasing health care and other benefits costs over time, and future amendments or repeal or replacement of the ACA that increase the uninsured population may exacerbate this problem. Other factors that affect our health care and other benefit costs include changes as a result of the ACA, changes to the ACA and other changes in the regulatory environment, the evolution toward a consumer driven business model, changes in health care practices, general economic conditions (such as inflation and employment levels), new technologies, influenza related health care costs (which may be substantial and were higher than Aetna projected in 2017-2018), clusters of high-cost cases, epidemics or pandemics, health care provider and member fraud, and numerous other factors that are or may be beyond our control.

Our Health Care Benefits segment’s results of operations and competitiveness depend in large part on our ability to appropriately manage future health care and other benefit costs through underwriting criteria, product design, provider network configuration, negotiation of favorable provider contracts and medical management programs. Our medical cost management programs may not be successful and may have a smaller impact on health care and benefit costs than we expect. The factors described above may adversely affect our ability to predict and manage health care and other benefit costs, which can adversely affect our competitiveness and results of operations.

The reserves we hold for expected claims in our Insured Health Care Benefits products are based on estimates that involve an extensive degree of judgment and are inherently variable. Any reserve, including a premium deficiency reserve, may be insufficient. If actual claims exceed our estimates, our results of operations could be materially adversely affected, and our ability to take timely corrective actions to limit future costs may be limited.

A large portion of health care claims are not submitted to us until after the end of the quarter in which services are rendered by providers to our members. Our reported health care costs payable for any particular period reflect our estimates of the ultimate cost of such claims as well as claims that have been reported to us but not yet paid. We also must estimate the amount of rebates payable under the ACA’s, CMS’s and OPM’s minimum MLR rules and the amounts payable by us to, and receivable by us from, the United States federal government under the ACA’s remaining premium stabilization program.

Our estimates of health care costs payable are based on a number of factors, including those derived from historical claim experience, but this estimation process also makes use of extensive judgment. Considerable variability is inherent in such estimates, and the accuracy of the estimates is highly sensitive to changes in medical claims submission and processing patterns and/or procedures, turnover and other changes in membership, changes in product mix, changes in the utilization of medical and/or other covered services, including prescription drugs, changes in medical cost trends, changes in our medical management practices and the introduction of new benefits and products. We estimate health care costs payable periodically, and any resulting adjustments, including premium deficiency reserves, are reflected in current-period results of operations within benefit costs. For example, as of December 31, 2018, we held a premium deficiency reserve of $16 million for the 2019 coverage year related to our Medicaid products. A worsening (or improvement) of health care cost trend rates or changes in claim payment patterns from those that we assumed in estimating health care costs payable as of December 31, 2018 would cause these estimates to change in the near term, and such a change could be material.

Furthermore, if we are not able to accurately and promptly anticipate and detect medical cost trends or accurately estimate the cost of incurred but not yet reported claims or reported claims that have not been paid, our ability to take timely corrective actions to limit future costs and reflect our current benefit cost experience in our pricing process may be limited, which would further exacerbate the extent of any adverse impact on our results of operations. These risks are particularly acute during and following periods when utilization of medical and/or other covered services and/or medical cost trends are below recent historical levels and in products where there is significant turnover in our membership each year, and such risks are further magnified by the ACA and other legislation and regulations that limit our ability to price for our projected and/or experienced increases in utilization and/or medical cost trends.

Extreme events, or the threat of extreme events, could materially increase our health care (including behavioral health) costs. We cannot predict whether or when any such events will occur.

Nuclear, biological or other attacks, whether as a result of war or terrorism, other man-made disasters, natural disasters, epidemics, pandemics and other extreme events can affect the United States economy in general, our industries and us specifically. In particular, such extreme events or the threat of such extreme events could result in significant health care (including behavioral health) costs, which would also be affected by the government’s actions and the responsiveness of public health agencies and other insurers. In addition, our employees and those of our vendors are concentrated in certain large, metropolitan areas which may be particularly exposed to these events. Such events could adversely affect our businesses, cash flows and results of operations, and, in the event of extreme circumstances, our financial condition or viability, particularly if our responses to such events are less adequate than those of our competitors.

Changes in Public Policy and Other Legal and Regulatory Risks

Legislative and regulatory changes could create significant challenges to our Medicare Advantage and Medicare Part D revenues and results of operations, and proposed changes to these programs could create significant additional challenges. Entitlement program reform, if it occurs, could have a material adverse effect on our businesses, operations and/or results of operations.

Medicare Advantage payment rates to health plans have been cut over the last several years, with additional reductions to be phased in through 2019. CMS issued the Final Notice in April 2018. Overall, we project the benchmark rates in the Final Notice will increase funding for our Medicare Advantage business, excluding the impact of coding trend, by approximately 2.5 percent in 2019 compared to 2018. This 2019 rate increase only slightly offsets the challenge we face from the impact of the increasing cost of medical care (including prescription medications), the HIF and CMS local and national coverage decisions that require us to pay for services and supplies that are not factored into our bids and creates continued pressure on the Medicare Advantage program and our Medicare Advantage results of operations. We cannot predict future Medicare funding levels, the impact of future federal budget actions or ensure that such changes or actions will not have an adverse effect on our Medicare results of operations.

In addition, the “star ratings” from CMS for our Medicare Advantage plans will continue to have a significant effect on our plans’ results of operations. Since 2015, only Medicare Advantage plans with a star rating of four or higher (out of five) are eligible for a quality bonus in their basic premium rates. CMS continues to change its rating system to make achieving and maintaining a four or higher star rating more difficult. Our star ratings and past performance scores are adversely affected by the compliance issues that arise each year in our Medicare operations. If our star ratings fall below 4 for a significant portion of our Medicare Advantage membership or do not match the performance of our competitors or the star rating quality bonuses are reduced or eliminated, our revenues and results of operations may be significantly adversely affected.

Payments we receive from CMS for our Medicare Advantage and Part D businesses also are subject to risk adjustment based on the health status of the individuals we enroll. Elements of that risk adjustment mechanism continue to be challenged by the DOJ, the OIG and CMS itself. Substantial changes in the risk adjustment mechanism, including changes that result from enforcement or audit actions, could materially affect the fairness of our Medicare reimbursement, require us to raise prices or reduce the benefits we offer to Medicare beneficiaries, and potentially limit our (and the industry’s) participation in the Medicare program.

Medicare Part D has resulted in increased utilization of prescription medications and puts pressure on our pharmacy gross margin rates due to regulatory and competitive pressures. Further, as a result of the ACA and changes to the retiree drug subsidy rules, clients of our PBM could decide to discontinue providing prescription drug benefits to their Medicare-eligible members. To the extent this phenomenon occurs, the adverse effects of increasing customer migration into Medicare Part D may outweigh the benefits we realize from growth of our Medicare Part D business. In addition, if the cost and complexity of Medicare Part D exceed management’s expectations or prevent effective program implementation or administration; if changes to the regulations regarding how drug costs are reported for Medicare Part D are implemented in a manner that adversely affects the profitability of our Medicare Part D business; if changes to the applicable regulations impact our ability to retain fees from third parties including network pharmacies; if the government alters Medicare Part D program requirements or reduces funding because of the higher-than-anticipated cost to taxpayers of Medicare Part D or for other reasons; if the government mandates the use of point-of-sale manufacturer’s rebates or up front drug pricing discounts, makes drug manufacturer’s rebates illegal, or makes changes to how pharmacy pay-for-performance is calculated; or if reinsurance thresholds are reduced below their current levels, our Medicare Part D results of operations and our ability to expand our Medicare Part D business could be adversely affected.

More generally, our Medicare results of operations and our ability to expand our Medicare membership and revenues also could be adversely affected if we fail to design and maintain programs that are attractive to Medicare Advantage or Part D participants; if CMS imposes restrictions on our Medicare business as a result of audits or other regulatory actions; if we fail to successfully implement corrective actions or other remedial measures sufficient to prevent or remove any applicable restrictions that may be imposed by CMS; or if we are not successful in retaining enrollees, or winning contract renewals or new contracts under Medicare’s competitive bidding process.

Federal funding for expanded Medicaid coverage began to decrease in 2017. This reduction is causing states to re-evaluate funding for their Medicaid expansions. That re-evaluation may adversely affect Medicaid payment rates, our Medicaid membership in those states, our revenues, our MBRs and our results of operations.

We may not be able to obtain adequate premium rate increases in our Insured Health Care Benefits products, which would have an adverse effect on our revenues, MBRs and results of operations and could magnify the adverse impact of increases in health care and other benefit costs and of ACA assessments, fees and taxes.

Premium rates for our Insured Health Care Benefits products generally must be filed with state insurance regulators and are subject to their approval, which creates risk for us in the current political and regulatory environment. The ACA generally requires a review by HHS in conjunction with state regulators of premium rate increases that exceed a federally specified threshold (or lower state-specific thresholds set by states determined by HHS to have adequate processes). Rate reviews can magnify the adverse impact on our operating margins and results of operations of increases in health care and other benefit costs, increased utilization of covered services, and ACA assessments, fees and taxes, by restricting our ability to reflect these increases and/or these assessments, fees and taxes in our pricing. The risk of increases in utilization of medical and/or other covered services and/or in health care and other benefit costs is particularly acute during and following periods when utilization has been below recent historical levels, during periods of changing economic conditions and/or employment levels and in products where there is significant turnover in our membership each year. Further, our ability to reflect ACA assessments, fees and taxes in our Medicare rates is limited. Similarly, our ability to reflect them in our Medicaid and/or CHIP premium rates is limited due, among other things, to the budgetary pressures currently facing many state governments. This could magnify the adverse impact on our operating margins and results of operations of increases in utilization of medical and other covered services, health care and other benefit costs and/or medical cost trends that exceed our projections.

Since 2013, HHS has issued determinations to health plans that their rate increases were “unreasonable,” and we continue to experience challenges to appropriate premium rate increases in certain states. Regulators or legislatures in a number of states have implemented or are considering limits on premium rate increases, either by enforcing existing legal requirements more stringently or proposing different regulatory standards. Regulators or legislatures in a number of states also have conducted hearings on proposed premium rate increases, which can result, in some instances have resulted, in substantial delays in implementing proposed rate increases even if they ultimately are approved. Our plans can be excluded from participating in small group Public Exchanges if they are deemed to have a history of “unreasonable” rate increases. We requested significant increases in our premium rates in our small group Commercial Health Care Benefits products for 2019 and expect to continue to request significant increases in those rates for 2020 and beyond in order to adequately price for projected medical cost trends, required expansions of coverage and significant assessments, fees and taxes imposed by the federal and state governments, including the ACA. Our rates also must be adequate to reflect the risk that our products will be selected by people with a higher risk profile or utilization rate than the pool of participants we anticipated when we established the pricing for the applicable products (also known as “adverse selection”) in our products, particularly in small group products, which we expect to continue and potentially worsen in 2019 following the expiration of the ACA’s risk corridor and reinsurance programs at the end of 2016. These significant rate increases heighten the risks of adverse public and regulatory reaction and adverse selection and the likelihood that our requested premium rate increases will be denied, reduced or delayed, which could lead to operating margin compression.

We anticipate continued regulatory and legislative action to increase regulation of premium rates in our Insured Health Care Benefits products. We may not be able to obtain rates that are actuarially justified or that are sufficient to make our policies profitable in any product line or geography. If we are unable to obtain adequate rates and/or rate increases, it could materially and adversely affect our operating margins and our ability to earn adequate returns on Insured Health Care Benefits business in one or more states or cause us to withdraw from certain geographies and/or products.

Minimum MLR rebate requirements limit the level of margin we can earn in our Insured Health Care Benefits products while leaving us exposed to higher than expected medical costs. Challenges to our minimum MLR rebate methodology and/or reports could adversely affect our results of operations.

The ACA requires us to pay minimum MLR rebates each year with respect to prior years. The ACA’s minimum MLR rebate requirements limit the level of margin we can earn in our Commercial Insured and Medicare Insured businesses. CMS minimum MLR rebate regulations limit the level of margin we can earn in our Medicaid Insured business. Certain portions of our Health Care Benefits Medicaid and FEHB program business also are subject to minimum MLR rebate requirements in addition to but separate from those imposed by the ACA. Minimum MLR rebate requirements leave us exposed to medical costs that are higher than those reflected in our pricing. The process supporting the management and determination of the amount of MLR rebates payable is complex and requires judgment, and the minimum MLR reporting requirements are detailed. Federal and state auditors are challenging our Commercial Health Care Benefits business’ compliance with the ACA’s minimum MLR requirements as well as our FEHB plans’ compliance with the OPM’s FEHB program-specific minimum MLR requirements. Our Medicare and Medicaid contracts also are subject to minimum MLR audits. If a Medicare Advantage or Medicare Part D contract pays minimum MLR rebates for three consecutive years, it will become ineligible to enroll new members. If a Medicare Advantage or Medicare Part D contract pays such rebates for five consecutive years, it will be terminated by CMS. Additional challenges to our methodology and/or reports relating to minimum MLR and related rebates by federal and state regulators and private litigants are reasonably possible. The outcome of these audits and additional challenges could adversely affect our results of operations.

Our business activities are highly regulated. Our Pharmacy Services, Medicare Advantage, Medicare Part D, Medicaid, dual eligible, dual eligible special needs plan, small group and certain other products are subject to particularly extensive and complex regulations. If we fail to comply with applicable laws and regulations, we could be subject to significant adverse regulatory actions or suffer brand and reputational harm which may have a material adverse effect on our businesses. Compliance with existing and future laws, regulations and/or judicial decisions may reduce our profitability and limit our growth.

Our businesses are subject to extensive regulation and oversight by state, federal and international governmental authorities. The laws and regulations governing our operations and interpretations of those laws and regulations are increasing in number and complexity, change frequently and can be inconsistent or conflicting. In general, these laws and regulations are designed to benefit and protect customers, members and providers rather than us or our investors. In addition, the governmental authorities that regulate our businesses have broad latitude to make, interpret and enforce the laws and regulations that govern us and continue to interpret and enforce those laws and regulations more strictly and more aggressively each year. In connection with the Aetna Acquisition, we also agreed to undertakings with certain state regulators that place various restrictions on certain of our businesses and the payment of dividends by certain of our subsidiaries.

Our Pharmacy Services products are subject to:

•
The clinical quality, patient safety and other risks inherent in the dispensing, packaging and distribution of drugs and other health care products and services, including claims related to purported dispensing and other operational errors (any failure by us to adhere to the laws and regulations applicable to the dispensing of drugs could subject our Pharmacy Services businesses to civil and criminal penalties).

•	Federal and state anti-kickback and other laws that govern our relationship with drug manufacturers, customers and consumers.

•	Compliance requirements under ERISA, including fiduciary obligations in connection with the development and implementation of items such as drug formularies and preferred drug listings.

•	Federal and state legislative proposals and/or regulatory activity that could adversely affect pharmacy benefit industry practices.

Our Health Care Benefits products are highly regulated, particularly those that serve Medicare, Medicaid, dual eligible, dual eligible special needs and small group Commercial customers and members. The laws and regulations governing participation in Medicare Advantage, Medicare Part D, Medicaid, dual eligible and dual eligible special needs plan programs are complex, are subject to interpretation and can expose us to penalties for non-compliance, including penalties under the False Claims Act and state false claims acts. In addition, the ACA may have expanded the jurisdiction of, and our exposure to, the False Claims Act to products that are sold on Public Exchanges or otherwise subject to the ACA. The scope of the practices and activities that are prohibited by federal and state false claims acts is the subject of pending litigation. Claims under federal and state false claims acts can be brought by the government or by private individuals on behalf of the government through a qui tam or “whistleblower” suit, and we are a defendant in a number of such proceedings. If we are convicted of fraud or other criminal conduct in the performance of a health program or if there is an adverse decision against us under the False Claims Act, we may be temporarily or permanently suspended from participating in government health care programs, including Medicare Advantage, Medicare Part D, Medicaid, dual eligible and dual eligible special needs plan programs, and we also may be required to pay significant fines and/or other monetary penalties.

If we fail to comply with laws and regulations that apply to government programs, we could be subject to criminal fines, civil penalties, premium refunds, prohibitions on marketing or active or passive enrollment of members, corrective actions, termination of our contracts or other sanctions which could have a material adverse effect on our ability to participate in Medicare Advantage, Medicare Part D, Medicaid, dual eligible, dual eligible special needs plan and other programs, cash flows, financial condition and results of operations.

Our businesses, profitability and growth also may be adversely affected by (i) judicial and regulatory decisions that change and/or expand the interpretations of existing statutes and regulations, impose medical or bad faith liability, increase our responsibilities under ERISA or the remedies available under ERISA, or reduce the scope of ERISA pre-emption of state law claims or (ii) other legislation and regulations.

If our compliance or other systems and processes fail or are deemed inadequate, we may suffer brand and reputational harm and become subject to regulatory actions or litigation which could adversely affect our businesses, results of operations, cash flows and/or financial condition.

Our businesses are subject to extensive and complex regulations, and many of our contracts with customers include detailed requirements. In order to be eligible to offer certain products or bid on certain contracts, we must demonstrate that we have robust systems in place to ensure that we comply with all applicable legal, regulatory and contractual requirements. These systems frequently are reviewed and audited by our customers and regulators. If our systems and processes designed to maintain compliance with applicable legal and contractual requirements, and to prevent and detect instances of, or the potential for, non-compliance fail or are deemed inadequate, we may suffer brand and reputational harm and be subject to regulatory actions, litigation and other proceedings which may result in damages, fines, suspension or loss of licensure, suspension or exclusion from participation in government programs and/or other penalties, any of which could adversely affect our businesses, cash flows, results of operations or financial condition.

Our litigation and regulatory risk profile are changing as a result of the Aetna Acquisition and as we offer new products and services and expand in business areas beyond our historical core businesses of Retail/LTC and Pharmacy Services.

Historically, we focused primarily on providing Retail/LTC and Pharmacy Services products and services. As a result of the Aetna Acquisition, we have significantly expanded our presence in Health Care Benefits products and services (including products and services offered in multiple countries outside of the United States), which present a different litigation and regulatory risk profile than the products and services that we historically have offered.

The increased volume of business in areas beyond our historical core business and new products and services subject us to litigation and regulatory risks that are different from the risks of providing Retail/LTC and Pharmacy Services products and services and increase significantly our exposure to other risks.

We routinely are subject to litigation and other adverse legal proceedings, including class actions and qui tam actions. Many of these proceedings seek substantial damages which may not be covered by insurance. These proceedings may be costly to defend, result in changes in our business practices, harm our brand and reputation and adversely affect our businesses and results of operations.

Pharmacy services, retail pharmacy, LTC pharmacy and health care benefits are highly regulated and litigious industries. We are currently subject to various litigation matters, investigations, regulatory audits, inspections, government inquiries, and regulatory and other legal proceedings. Litigation, and particularly securities, collective or class action and qui tam litigation, is often expensive and disruptive. Certain of the lawsuits against us are or are purported to be class actions or qui tam actions. Litigation related to our provision of professional services in our pharmacies, specialty pharmacies, medical clinics and LTC facilities also has increased as we expand our services along the continuum of health care.

The majority of these proceedings relate to the conduct of our Retail/LTC, Pharmacy Services and Health Care Benefits operations and allege various violations of law. In addition, we operate in jurisdictions outside the United States, where contractual rights, tax positions and applicable regulations may be subject to interpretation or uncertainty to a greater degree than in the United States, and are therefore more likely to be subject to dispute by customers, members, governmental authorities and others. We are incurring expenses to resolve these proceedings. The outcome of litigation and other adverse legal proceedings is always uncertain, and outcomes that are not justifiable by the evidence or existing law or regulation can and do occur.

Litigation has been and may be brought against us by private individuals on behalf of the government through a qui tam or “whistleblower” suit. Under the provisions of the federal and various state false claims acts, private citizens may bring lawsuits alleging that a violation of the federal anti-kickback statute or similar laws has resulted in the submission of “false” claims to federal and/or state health care programs, including Medicare and Medicaid, and we are a defendant in a number of such proceedings. When a private individual brings a whistleblower suit, the defendant often will not be made aware of the suit for many months or even years, until the government commences its own investigation or determines whether it will intervene. Whistleblower suits have resulted in significant settlements between governmental agencies and health care companies. The significant incentives and protections provided under the Financial Reform Act increase the risk of whistleblower suits.

Many of the legal proceedings against us seek substantial damages (including non-economic or punitive damages and treble damages), and certain of these proceedings also seek changes in our business practices. While we currently have insurance coverage for some potential liabilities, other potential liabilities may not be covered by insurance, insurers may dispute coverage, or the amount of our insurance may not be enough to cover the damages awarded or costs incurred. In addition, some types of damages, like punitive damages, may not be covered by insurance, and in some jurisdictions the coverage of punitive damages is prohibited. Insurance coverage for all or some forms of liability may become unavailable or prohibitively expensive in the future.

We cannot predict the outcome of any of these matters, and the costs incurred may be substantial regardless of outcome. Litigation and other adverse legal proceedings could materially adversely affect our businesses or results of operations because of brand and reputational harm to us caused by such proceedings, the costs of defending such proceedings, the costs of settlement or judgments against us, or the changes in our operations that could result from such proceedings. See Item 3 of this Annual Report on Form 10-K for additional information.

We frequently are subject to regular and special governmental audits, investigations and reviews that could result in changes to our business practices and also could result in material refunds, fines, penalties, civil liabilities, criminal liabilities and other sanctions.

As one of the largest national retail and LTC pharmacy, pharmacy services and health care benefits providers, we frequently are subject to regular and special governmental market conduct and other audits, investigations and reviews by, and we receive subpoenas and other requests for information from, various federal and state agencies, regulatory authorities, attorneys general, committees, subcommittees and members of the United States Congress and other state, federal and international governmental authorities. For example, we have received CIDs from, and provided documents and information to, the Civil Division of the

DOJ in cooperation with a current investigation of our patient chart review processes in connection with risk adjustment data submissions under Parts C and D of the Medicare program. Several such audits, investigations and reviews currently are pending, some of which may be resolved in 2019, and the results of which may be adverse to us.

Federal and state governments have made investigating and prosecuting health care and other insurance fraud, waste and abuse a priority. Fraud, waste and abuse prohibitions encompass a wide range of activities, including kickbacks for referral of members, billing for unnecessary medical and/or other covered services, improper marketing and violations of patient privacy rights. The regulations and contractual requirements applicable to us and other industry participants are complex and subject to change, making it necessary for us to invest significant resources in complying with our regulatory and contractual requirements. Ongoing vigorous law enforcement and the highly technical regulatory scheme mean that our compliance efforts in this area will continue to require significant resources. In addition, our medical costs and the medical expenses of our Health Care Benefits ASC customers may be adversely affected if we do not prevent or detect fraudulent activity by providers and/or members.

Regular and special governmental audits, investigations and reviews by federal, state and international regulators could result in changes to our business practices, and also could result in significant or material premium refunds, fines, penalties, civil liabilities, criminal liabilities or other sanctions, including suspension or exclusion from participation in government programs and suspension or loss of licensure. Any of these audits, investigations or reviews could have a material adverse effect on our financial condition, results of operations or businesses or result in significant liabilities and negative publicity for our company. For example, since 2013, CMS has selected certain of the Company’s Medicare Advantage contracts for various years for RADV audit. In addition, federal and state auditors are challenging our Commercial Health Care Benefits business’ compliance with the ACA’s minimum MLR requirements as well as our FEHB plans’ compliance with OPM’s FEHB program-specific minimum MLR requirements. Our Medicare and Medicaid contracts also are subject to minimum MLR audits. If a Medicare Advantage or Medicare Part D contract pays minimum MLR rebates for three consecutive years, it will become ineligible to enroll new members. If a Medicare Advantage or Medicare Part D contract pays such rebates for five consecutive years, it will be terminated by CMS.

We are subject to retroactive adjustments to and/or withholding of certain premiums and fees, including as a result of CMS RADV audits. We generally rely on health care providers to appropriately code claim submissions and document their medical records. If these records do not appropriately support our risk adjusted premiums, we may be required to refund premium payments to CMS and/or pay fines and penalties under the False Claims Act.

Premiums and/or fees for Medicare members, certain federal government employee groups and Medicaid beneficiaries are subject to retroactive adjustments and/or withholding by the federal and applicable state governments. Our business that is subject to the ACA, including amounts payable to us or payable by us under the ACA’s premium stabilization programs and our risk adjustment and reinsurance data, also is subject to audit by governmental authorities. CMS regularly audits our performance to determine our compliance with CMS’s regulations and our contracts with CMS and to assess the quality of the services we provide to our Medicare members.

CMS uses various payment mechanisms to allocate and adjust premium payments to our and other companies’ Medicare plans by considering the applicable health status of Medicare members as supported by information prepared, maintained and provided by health care providers. We collect claim and encounter data from providers and generally rely on providers to appropriately code their submissions to us and document their medical records, including the diagnosis data submitted to us with claims. CMS pays increased premiums to Medicare Advantage plans and PDPs for members who have certain medical conditions identified with specific diagnosis codes.

Federal regulators review and audit the providers’ medical records to determine whether those records support the related diagnosis codes that determine the members’ health status and the resulting risk-adjusted premium payments to us. In that regard, CMS has instituted RADV audits of a subset of Medicare Advantage plans for various contract years, including certain of our plans for various contract years, to validate coding practices and supporting medical record documentation maintained by health care providers and the resulting risk adjusted premium payments to the plans. CMS may require us to refund premium payments if our risk adjusted premiums are not properly supported by medical record data. The OIG also is auditing our risk adjustment data and that of other companies, and we expect CMS and the OIG to continue auditing risk adjustment data. We also have received CIDs from, and provided documents and information to, the Civil Division of the DOJ in connection with a current investigation of our patient chart review processes in connection with risk adjustment data submissions under Parts C and D of the Medicare program.

In 2012, CMS revised its audit methodology for RADV audits to determine refunds payable by Medicare Advantage plans for contract year 2011 and forward. Under the revised methodology, among other things, CMS will project the error rate identified in the audit sample of approximately 200 members to all risk adjusted premium payments made under the contract being audited. For contract years prior to 2011, CMS did not project sample error rates to the entire contract. As a result, the revised methodology may increase our exposure to premium refunds to CMS based on incomplete medical records maintained by providers. On October 26, 2018, CMS issued proposed rules related to, among other things, changes to the RADV audit methodology established by CMS in 2012. CMS projects that the changes to the RADV audit methodology would increase its recoveries from Medicare Advantage plans as a result of RADV audits. CMS has requested comments on the proposed rules, including whether the proposed RADV rule change should apply retroactively to audits of Medicare Advantage plans for contract year 2011 and forward. We are evaluating the potential adverse effect, which could be material, on our results of operations, financial condition and cash flows if the proposed RADV rule change were adopted as proposed. CMS also has announced its intent to use third party auditors to attain its ultimate goal of subjecting all Medicare Advantage contracts to either a comprehensive or a targeted RADV audit for each contract year. We are currently unable to predict which of our Medicare Advantage contracts will be selected for future audit, the amounts of any retroactive refunds of, or prospective adjustments to, Medicare Advantage premium payments made to us, the effect of any such refunds or adjustments on the actuarial soundness of our Medicare Advantage bids, or whether any RADV audit findings would require us to change our method of estimating future premium revenue in future bid submissions to CMS or compromise premium assumptions made in our bids for prior contract years, the current contract year or future contract years.

If we fail to report and correct errors discovered through our own auditing procedures or during a CMS audit or otherwise fail to comply with the applicable laws and regulations, we could be subject to fines, civil monetary penalties or other sanctions, including fines and penalties under the False Claims Act, which could have a material adverse effect on our ability to participate in Medicare Advantage, Part D or other government programs, and on our financial condition, cash flows and results of operations.

CMS has issued a final rule implementing ACA requirements that Medicare Advantage and PDP plans report and refund to CMS overpayments that those plans receive from CMS. However, CMS’s statements in formalized guidance regarding “overpayments” to Medicare Advantage plans appear to be inconsistent with CMS’s prior RADV audit guidance. These statements appear to equate each Medicare Advantage risk adjustment data error with an “overpayment” without reconciliation to the principles underlying the fee for service adjustment comparison contemplated by CMS’s RADV audit methodology. The precise interpretation, impact and legality of the final rule are not clear and are subject to pending litigation. If Medicare Advantage plans were not paid based on payment model principles that align with the requirements of the Social Security Act or such payments were not implemented correctly, it could have a material adverse effect on our results of operations, financial condition and/or cash flows.

Certain of our Medicaid contracts require the submission of complete and correct encounter data. The accurate and timely reporting of encounter data is increasingly important to the success of our Medicaid programs because more states are using encounter data to determine compliance with performance standards and, in part, to set premium rates. We have expended and may continue to expend additional effort and incur significant additional costs to collect accurate, or to correct inaccurate or incomplete, encounter data and have been and could be exposed to premium withholding, operating sanctions and financial fines and penalties for noncompliance. We have experienced challenges in obtaining complete and accurate encounter data due to difficulties with providers and third-party vendors submitting claims in a timely fashion in the proper format, and with state agencies in coordinating such submissions. As states increase their reliance on encounter data, these difficulties could affect the Medicaid premium rates we receive and how Medicaid membership is assigned to us, which could have a material adverse effect on our Medicaid results of operations and cash flows and/or our ability to bid for, and continue to participate in, certain Medicaid programs.

Any premium or fee refunds, adjustments or withholding or civil or criminal fines or penalties, or other sanctions, including restrictions on or changes in the way we do business, loss of licensure or exclusion from participation in government programs, resulting from regulatory audits or investigations, whether as a result of RADV, Public Exchange related, recovery audit program or other audits or investigations by CMS, the OIG, HHS, the DOJ or otherwise, including audits of our minimum MLR rebates, methodology and/or reports, could be material and could adversely affect our results of operations, financial condition and cash flows.

Programs funded in whole or in part by the U.S. federal government account for a significant portion of our revenues. The U.S. federal government and our other government customers may reduce funding for health care or other programs, cancel or decline to renew contracts with us, or make changes that adversely affect the number of persons eligible for certain programs, the services provided to enrollees in such programs, our premiums and our administrative and health care and other benefit costs, any of which could have a material adverse effect on our businesses, results of operations and cash flows. In addition, an extended federal government shutdown or a delay by Congress in raising the federal government’s debt ceiling could lead to a delay, reduction, suspension or cancellation of federal government spending and a significant increase in interest rates that could, in turn, have a material adverse effect on our businesses, results of operations and cash flows.

Programs funded in whole or in part by the United States federal government account for a significant portion of our revenue, and we expect that percentage to increase. As our government funded businesses grow, our exposure to changes in federal and state government policy with respect to and/or regulation of the various government funded programs in which we participate also increases.

Our revenues from government funded programs, including our Medicare, Medicaid, dual eligible and dual eligible special needs plan businesses and our government customers in our Commercial business, are dependent on annual funding by the federal government and/or applicable state or local governments. Federal, state and local governments have the right to cancel or not to renew their contracts with us on short notice without cause or if funds are not available. Funding for these programs is dependent on many factors outside our control, including general economic conditions, continuing government efforts to contain health care costs and budgetary constraints at the federal or applicable state or local level and general political issues and priorities.

For example, CMS is transitioning the process of calculating Medicare members’ risk scores from using diagnoses data from the Risk Adjustment Processing System, or RAPS, to using diagnoses data from the Encounter Data System, or EDS. The RAPS process requires Medicare Advantage plans to apply a filter logic based on CMS guidelines and only submit claims that satisfy those guidelines. For submissions through EDS, CMS requires Medicare Advantage plans to submit all encounter data, and CMS applies the risk adjustment filtering logic to determine the risk scores. For 2019, 25% of the risk score will be calculated from claims data submitted through EDS, up from 15% in 2018. For 2020, the EDS percentage will increase to 50%. The transition from RAPS to EDS could result in different risk scores from each dataset as a result of plan processing issues, CMS processing issues or filtering logic differences between RAPS and EDS and could have a material adverse effect on our results of operations, financial condition and/or cash flows.

In addition, while the ACA provided substantial federal funding for the expansion of the number of people who qualify to enroll in Medicaid beginning in 2014, that funding began to decrease in 2017, and the future of that funding is uncertain. As a result, in 2019, states are preparing for the adverse impact on their budgets and programs by seeking to reduce their Medicaid expenditures and/or changing the design of their Medicaid programs. These changes could have a material adverse effect on the revenues, medical benefit ratios and results operations of our Medicaid contracts and/or our ability to grow our Medicaid membership, revenues and results of operations.

Our government customers also determine the eligibility criteria, premium levels and other aspects of Medicare, Medicaid, dual eligible and dual eligible special needs plan programs that affect the number of persons enrolled in these programs, the services provided to enrollees under these programs, the conditions for participating in these programs and our administrative and health care and other benefit costs under these programs. For example, states may require participation on their Public Exchange as a condition to participating in their Medicaid or state employee health benefit programs and/or take program design actions that shift provider costs from state employee plans to Commercial and Medicare plans. In the past, determinations of this type have at times adversely affected our results of operations from and willingness to participate in such programs, and they may do so again in the future. If a government customer reduces premium levels or increases premiums by less than the increase in our costs (such as by not allowing us to recover ACA and other applicable fees, taxes and assessments), and we cannot offset the adverse impact of these actions with supplemental premiums and/or changes in benefit plans, then our businesses and results of operations could be adversely affected. In addition, if states allow certain programs to expire, reduce the number of firms with which they contract for Managed Medicaid services or choose to opt out of Medicaid expansion, we could experience reduced Medicaid enrollment or reduced Medicaid enrollment growth, which would adversely affect our businesses, revenues and results of operations.

The federal government’s “debt ceiling”, or the amount of debt the federal government is permitted to borrow to meet its legal obligations (including, among other things, interest on the national debt, Medicare and Medicaid premiums and contributions to the FEHB program), is limited by statute and can only be raised by an act of Congress.

During a federal government shutdown or if Congress does not raise the debt ceiling before the federal government’s current obligations approach or exceed its cash on hand and incoming receipts, federal government spending may be subject to delay, reduction, suspension or cancellation, which may be prolonged. Over 30% of our Health Care Benefits segment’s revenues are derived from health care coverage programs that are funded in whole or in part by the federal government, including the Medicare, Medicaid, dual eligible and dual eligible specials needs plan programs, CHIP and the FEHB program. When federal spending is delayed, suspended or curtailed, we continue to receive claims from providers providing services to beneficiaries of these programs, and we remain liable for, and are required to fund, such claims. A federal government shutdown or a failure to timely raise the debt ceiling could have a material adverse effect on our businesses, results of operations, cash flows, brand and reputation and, in the case of a prolonged shutdown or failure to raise the debt ceiling, our financial condition.

If the United States defaults on its obligations due to a failure to timely raise the debt ceiling or otherwise, or its credit rating is downgraded by any of the credit rating agencies, interest rates could rise, financial markets could become volatile and/or the availability of credit (and short-term credit in particular) could be adversely affected, thereby increasing our borrowing costs, adversely affecting the value of our investment portfolio, and/or adversely affecting our ability to access the capital markets, which could have a material adverse effect on our results of operations, financial condition and cash flows and could adversely affect our liquidity.

Our results of operations may be adversely affected by changes in laws and policies governing employers and by union organizing activity.

The federal and certain state legislatures continue to consider and pass legislation that increases our costs of doing business, including increased minimum wages and requiring employers to provide paid sick leave. In addition, our employee related operating costs may be increased by union organizing activity. If we are unable to reflect these increased expenses in our pricing or otherwise modify our operations to mitigate the effects of such increases, our results of operations will be adversely affected.

Risks Related to Customer Perceptions of our Products and Services

We must develop and maintain a relevant omni-channel experience for our retail customers.

Our business has evolved from a retail store experience to interaction with customers across numerous channels, including in-store, online, mobile and social media, among others. Omni-channel retailing is rapidly evolving and we must keep pace with changing customer expectations and new developments by our competitors. Our customers are increasingly using mobile phones, tablets, computers and other devices to comparison shop, determine product availability and complete purchases through mobile commerce applications. As a result, the portion of total consumer expenditures with all retailers occurring online and through mobile commerce applications is increasing and the pace of this increase could accelerate. We must compete by offering a consistent and convenient shopping experience for our customers regardless of the ultimate sales channel and by investing in, providing and maintaining mobile commerce applications for our customers that have the right features and are reliable and easy to use. If we are unable to make, improve or develop relevant customer-facing technology in a timely manner that keeps pace with technological developments and dynamic customer expectations, our ability to compete and our results of operations could be materially and adversely affected. In addition, if our online activities or our other customer-facing technology systems do not function as designed, we may experience a loss of customer confidence, data security breaches, lost sales, or be exposed to fraudulent purchases, any of which could materially and adversely affect our business operations, reputation and results of operations.

We must maintain and improve our relationships with our retail and specialty pharmacy customers and increase the demand for our products and services, including proprietary brands. If we fail to develop new products, differentiate our products from those of our competitors or demonstrate the value of our products to our customers and members, our ability to retain or grow our customer base may be adversely affected.

The success of our businesses depends in part on customer loyalty, superior customer service and our ability to persuade customers to frequent our retail stores and online sites and to purchase products in additional categories and our proprietary brands. Failure to timely identify or effectively respond to changing consumer preferences and spending patterns, and evolving demographic mixes in our markets, an inability to expand the products being purchased by our clients and customers, or the failure or inability to obtain or offer particular categories of products could adversely affect our relationship with our customers and clients and the demand for our products and services and could result in excess inventories of products.

We offer our retail customers proprietary brand products that are available exclusively at our retail stores and through our online retail sites. The sale of proprietary products subjects us to unique risks including potential product liability risks, mandatory or voluntary product recalls, potential supply chain and distribution chain disruptions for raw materials and finished products, our ability to successfully protect our intellectual property rights and the rights of applicable third parties, and other risks generally encountered by entities that source, market and sell private-label products. Any failure to adequately address some or all of these risks could have an adverse effect on our retail business, results of operations and financial condition. Additionally, an increase in the sales of our proprietary brands may adversely affect our sales of products owned by our suppliers which, consequently, could adversely impact certain of our supplier relationships. Our ability to locate qualified, economically stable suppliers who satisfy our requirements, and to acquire sufficient products in a timely and effective manner, is critical to ensuring, among other things, that customer confidence is not diminished. Any failure to develop sourcing relationships with a broad and deep supplier base could adversely affect our financial performance and erode customer loyalty.

Our specialty pharmacy business focuses on complex and high-cost medications, many of which are made available by manufacturers to a limited number of pharmacies (so-called limited distribution drugs), that serve a relatively limited universe of patients. As a result, the future growth of our specialty pharmacy business is dependent largely upon expanding our base of drugs or penetration in certain treatment categories. Any contraction of our base of patients or reduction in demand for the prescriptions we currently dispense could have an adverse effect on our specialty pharmacy business, results of operations and cash flows.

We operate in rapidly evolving industries. Our customers generally, and our larger customers in particular, are well-informed and organized and, along with our individual customers, can easily move between us and our competitors. These factors require us to differentiate our products and solutions, anticipate changes in customer and consumer preferences, anticipate and effectively compete with the products and solutions of new and existing competitors and innovate and deliver new and existing products and solutions that demonstrate value to our customers and members, particularly in response to marketplace changes from public policy. Any failure to do so may adversely affect our ability to retain or grow customers and/or profitable medical membership, which can adversely affect our results of operations.

In order to be competitive in the increasingly consumer-oriented marketplace for our health care products and services, we will need to develop and deploy consumer-friendly products and services and make investments in consumer engagement, reduce our cost structure and compete successfully with new entrants into our businesses. If we are unsuccessful, our future growth and profitability may be adversely affected.

Historically, employers have been the most significant customers driving purchases of our Pharmacy Services and Health Care Benefits segments. However, decisions to buy our Pharmacy Services and Health Care Benefits products and services increasingly are made or influenced by consumers, either through direct purchasing (for example, Medicare Advantage plans and PDPs) or through Insurance Exchanges that allow individual choice. Similarly, consumers increasingly seek to access health care products and services locally and through other direct channels such as mobile devices and our websites. In response to this demand, we are expanding our consumer focus. To compete effectively in the consumer-driven marketplace, we will be required to develop or acquire new capabilities, attract new talent and develop new service and distribution relationships that respond to consumer needs and preferences.

We also will have to respond to pricing and other actions taken by existing competitors as well as potentially disruptive new entrants. Regulatory and participation requirements for Insurance Exchange-based plans tend to emphasize price and make competitive differentiation of our Health Care Benefits products and services based on other attributes more difficult. Price competition from existing and potentially new disruptive competitors in the industries in which each of our segments compete also continues to increase. Accordingly, we face competitive pricing pressures from existing and new competitors (including our vendors and others who may have lower cost structures than we do), and these pressures may reduce our operating margins or limit sales of our products and services. Our competitors may bring their consumer-oriented products and services to market more quickly, have greater experience marketing to consumers and/or may be targeting the higher margin portions of our businesses. These risks may be enhanced if employers shift to defined contribution health care benefits plans and make greater utilization of Private Exchanges or encourage their employees to purchase health insurance on the Public Exchanges. We can provide no assurance that we will be able to develop or operate successful or profitable consumer-oriented products and services, or that our Health Care Benefits segment will be able to compete successfully or profitably on Public Exchanges or Private Exchanges or benefit from any opportunities presented by Public Exchanges or Private Exchanges, or that we will be able to benefit from opportunities available to any of our segments in the industries in which we operate. If we do not develop and expand competitive and profitable consumer products, are not competitive in the industries in which we operate, or are unsuccessful in reducing our cost structure, our future growth and profitability may be adversely affected.

Risks Related to Our Relationships with Manufacturers, Providers, Suppliers and Vendors

Our results of operations may be adversely affected if we are unable to contract with manufacturers, providers, suppliers and vendors on competitive terms and develop and maintain attractive networks with high quality providers.

Our PBM business generates revenues primarily by contracting with clients to provide prescription drugs and related health care services to plan members. As a result, we are dependent on our relationships with prescription drug manufacturers and suppliers. We acquire a substantial amount of our mail order and specialty pharmacies’ prescription drug supply from a limited number of suppliers. Our agreements with these suppliers often are short-term and easily cancelable by either party without cause. In addition, these agreements may limit our ability to provide services for competing drugs during the term of the agreement and may allow the supplier to distribute through channels other than the Company. A termination or modification to any of these relationships could have a material adverse effect on our businesses, financial condition and results of operations.

We are seeking to enhance our health care provider networks by entering into joint ventures and other collaborative risk-sharing arrangements with health care providers. Providers’ willingness to enter these arrangements with us depends upon, among other things, our ability to provide them with up to date quality of care data to support these value-based contracts. These arrangements are designed to give providers incentives to engage in population health management and optimize delivery of health care to our members. These arrangements also may allow us to expand into new geographies, target new customer groups, increase membership and reduce medical costs and, if we provide technology or other services to the relevant health system or provider organization, may contribute to our revenue and earnings from alternative sources. If such arrangements do not result in the lower medical costs that we project or if we fail to attract health care providers to such arrangements, or are less successful at implementing such arrangements than our competitors, our medical costs may not be competitive and may be higher than we project, our attractiveness to customers may be reduced, we may lose or be unable to grow membership, and our ability to profitably grow our business and/or our results of operations may be adversely affected.

While we believe joint ventures, ACOs and other non-traditional health care provider organizational structures present opportunities for us, the implementation of our joint ventures and other non-traditional structure strategies may not achieve the intended results, which could adversely affect our results of operations and cash flows. Among other things, joint ventures require us to maintain collaborative relationships with our counterparties, continue to gain access to provider rates that make the joint ventures economically sustainable and devote significant management time to the operation and management of the joint venture. We may not be able to achieve these objectives in one or more of our joint ventures, which could adversely affect our results of operations and cash flows.

If our service providers fail to meet their contractual obligations to us or to comply with applicable laws or regulations, we may be exposed to brand and reputational harm, litigation or regulatory action. This risk is particularly high in our Medicare, Medicaid, dual eligible and dual eligible special needs plan programs.

We contract with various third parties to perform certain functions and services and provide us with certain information technology systems. Our arrangements with these third parties may expose us to public scrutiny, adversely affect our brand and reputation, expose us to litigation or regulatory action, and otherwise make our operations vulnerable if we fail to adequately oversee, monitor and regulate their performance or if they fail to meet their contractual obligations to us or to comply with applicable laws or regulations. For example, certain of our vendors have been responsible for releases of sensitive information of our members and employees, which has caused us to incur additional expenses and given rise to litigation against us.

These risks are particularly high in our Medicare, Medicaid, dual eligible and dual eligible special needs plan programs, where third parties perform PBM, medical management and other member related services for us. Any failure of our or these third parties’ prevention, detection or control systems related to regulatory compliance, compliance with our internal policies, data security and/or cybersecurity or any incident involving the theft, misappropriation, loss or other unauthorized disclosure of, or access to, members’, customers’ or other constituents’ sensitive information could require us to expend significant resources to remediate any damage, interrupt our operations and adversely affect our brand and reputation and also expose us to whistleblower, class action and other litigation, other proceedings, prohibitions on marketing or active or passive enrollment of members, corrective actions, fines, sanctions and/or penalties, any of which could adversely affect our businesses, cash flows, results of operations and/or financial condition.

Continuing consolidation and integration among providers and other suppliers may increase our medical and other covered benefits costs, make it difficult for us to compete in certain geographies and create new competitors.

Hospitals and other providers and health systems continue to consolidate across the health care industry. While this consolidation could increase efficiency and has the potential to improve the delivery of health care services, it also reduces competition and the number of potential contracting parties in certain geographies. These health systems also are increasingly forming and considering forming health plans to directly offer health insurance in competition with us, a process that has been accelerated by the ACA. In addition, ACOs (including commercial and Medicaid-only ACOs developed as a result of state Medicaid laws), practice management companies, consolidation among and by integrated health systems and other changes in the organizational structures that physicians, hospitals and other health care providers adopt continues to change the way these providers interact with us and the competitive landscape in which we operate. These changes may increase our medical and other covered benefits costs, may affect the way we price our products and services and estimate our medical and other covered benefits costs and may require us to change our operations, including by withdrawing from certain geographies where we do not have a significant presence across our businesses or are unable to collaborate or contract with providers on acceptable terms. Each of these changes may adversely affect our businesses and results of operations.

We may experience increased medical and other benefit costs, litigation risk and customer and member dissatisfaction when providers that do not have contracts with us render services to our Health Care Benefits members.

Some providers that render services to our Health Care Benefits members do not have contracts with us. In those cases, we do not have a pre-established understanding with these providers as to the amount of compensation that is due to them for services rendered to our members. In some states, the amount of compensation due to these nonparticipating providers is defined by law or regulation, but in most instances it is either not defined or it is established by a standard that is not clearly translatable into dollar terms. In such instances providers may believe that they are underpaid for their services and may either litigate or arbitrate their dispute with us or try to recover the difference between what we have paid them and the amount they charged us from our members, which may result in customer and member dissatisfaction. For example, on October 15, 2018, an arbitrator awarded certain claimant hospitals approximately $150 million in a proceeding relating to Aetna’s out-of-network benefit payment and administration practices. Such disputes may cause us to pay higher medical or other benefit costs than we projected.

Risks Related to Our Operations

Customers, particularly large sophisticated customers, expect us to implement their contracts and onboard their employees and members efficiently and effectively. Failure to do so could adversely affect our reputation, businesses, results of operations, cash flows and prospects. If we or our vendors fail to provide our customers with quality service that meets their expectations, our ability to retain and grow our membership and customer base will be adversely affected.

Our ability to attract and retain customers and members is dependent upon providing cost effective, quality customer service operations (such as call center operations, PBM functions, retail pharmacy and LTC services, home delivery pharmacy prescription delivery, specialty pharmacy prescription delivery, claims processing, customer case installation and online access and tools) that meet or exceed our customers’ and members’ expectations. As we seek to reduce general and administrative expenses, we must balance the potential impact of cost-saving measures on our customer and other service and performance. If we misjudge the effects of such measures, customer and other service may be adversely affected. We depend on third parties for certain of our customer service, PBM and prescription delivery operations. If we or our vendors fail to provide service that meets our customers’ and members’ expectations, we may have difficulty retaining or profitable growing our customer base and/or membership, which can adversely affect our results of operations. For example, noncompliance with any privacy or security laws or regulations or any security breach involving one of our third party vendors could have a material adverse effect on our businesses, results of operations, brand and reputation.

We are subject to payment-related risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability and disrupt our business operations.

We accept payments using a variety of methods, including cash, checks, credit cards, debit cards, gift cards, mobile payments and potentially other technologies in the future. Acceptance of these payment methods subjects us to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. These requirements may change in the future, which could make compliance more difficult or costly. For certain payment options, including credit and debit cards, we pay interchange and other fees, which could increase periodically thereby raising our operating costs. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, and various other forms of electronic payment. If these vendors are unable to provide these services to us, or if their systems are compromised, our operations could be disrupted. The payment methods that we offer also expose us to potential fraud and theft by persons seeking to obtain unauthorized access to, or exploit any weaknesses in, the payment systems we use. If we fail to abide by applicable rules or requirements, or if data relating to our payment systems is compromised due to a breach or misuse, we may be responsible for any costs incurred by payment card issuing banks and other third parties or subject to fines and higher transaction fees. In addition, our reputation and ability to accept certain types of payments could each be harmed resulting in reduced sales and adverse effects on our results of operations.

Our and our vendors’ operations are subject to a variety of business continuity hazards and risks, any of which could interrupt our operations or otherwise adversely affect our performance and results of operations.

We and our vendors are subject to business continuity hazards and other risks, including natural disasters, utility and other mechanical failures, acts of war or terrorism, disruption of communications, data security and preservation, disruption of supply or distribution, safety regulation and labor difficulties. The occurrence of any of these or other events to the Company or our vendors might disrupt or shut down our operations or otherwise adversely affect our operations. We may also be subject to certain liability claims in the event of an injury or loss of life, or damage to property, resulting from such events. Although we have developed procedures for crisis management and disaster recovery and business continuity plans and maintain insurance policies that we believe are customary and adequate for our size and industry, our insurance policies include limits and, as such, our coverage may be insufficient to protect against all potential hazards and risks incident to our businesses. In addition, our crisis management and disaster recovery procedures and business continuity plans may not be effective. Should any such hazards or risks occur, or should our insurance coverage be inadequate or unavailable, our businesses, financial condition and results of operations could be adversely affected.

We and our vendors have experienced cyber attacks. We can provide no assurance that we or our vendors will be able to detect, prevent or contain the effects of such attacks or other information security (including cybersecurity) risks or threats in the future.

We and our vendors have experienced and continue to experience a variety of cyber attacks, and we and our vendors expect to continue to experience cyber attacks going forward. Among other things, we and our vendors have experienced automated attempts to gain access to our public facing networks, brute force, SYN flood and distributed denial of service attacks, attempted malware infections, vulnerability scanning, ransomware attacks, spear-phishing campaigns, mass reconnaissance attempts, injection attempts, phishing, PHP injection and cross-site scripting. We also have seen an increase in attacks designed to obtain access to consumers’ accounts using illegally obtained demographic information. Although the impact of such attacks has not been material to our operations or results of operations through December 31, 2018, we can provide no assurance that we or our vendors will be able to detect, prevent or contain the effects of such attacks or other information security (including cybersecurity) risks or threats in the future. As we expand our consumer-oriented products and services, increase the amount and types of data we acquire, generate and use, increase the amount of information we make available to members, consumers and providers on mobile devices, expand our use of vendors, expand internationally and expand our use of social media, our exposure to these data security and related cybersecurity risks, including the risk of undetected attacks, damage, loss or unauthorized disclosure or access to and/or disruption of our systems and the customer, member, provider, employee, ACO, joint venture, vendor and other third party information they contain, increases, and the cost of attempting to protect against these risks also increases.

Although we deploy a layered approach to address information security (including cybersecurity) threats and vulnerabilities that is designed to protect confidential information against data security breaches, a compromise of our information security controls or of those businesses with whom we interact, which results in confidential information being accessed, obtained, damaged, or used by unauthorized or improper persons, could harm our reputation and expose us to regulatory actions and claims from customers and clients, financial institutions, payment card associations and other persons, any of which could adversely affect our businesses, financial condition, and results of operations. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of intrusion, we may be unable to anticipate these techniques or to implement adequate preventative measures. Moreover, a data security breach could require that we expend significant resources related to our information systems and infrastructure, and could distract management and other key personnel from performing their primary operational duties. We also could be adversely affected by any significant disruption in the systems of third parties we interact with, including key payors and vendors.

The costs of attempting to protect against the foregoing risks and the costs of responding to a cyber-incident are significant. Large scale data breaches at other entities increase the challenge we and our vendors face in maintaining the security of our information technology systems and proprietary information and of our members’ and customers’ sensitive information. Following a cyber-incident, our and/or our vendors’ remediation efforts may not be successful, and a cyber-incident could result in interruptions, delays or cessation of service, and loss of existing or potential customers and members. In addition, breaches of our and/or our vendors’ security measures and the unauthorized dissemination of sensitive personal information or proprietary information or confidential information about us, our customers, our members or other third-parties, could expose our customers’ and members’ private information and our customers and members to the risk of financial or medical identity theft, or expose us or other third parties to a risk of loss or misuse of this information, and result in investigations, regulatory enforcement actions, material fines and penalties, loss of customers, litigation or other actions which could have a material adverse effect on our businesses, brand, reputation, cash flows and results of operations.

The failure or disruption of our information technology systems or the failure of our information technology infrastructure to support our businesses could adversely affect our reputation, businesses, results of operations and cash flows.

Our information systems are subject to damage or interruption from power outages, facility damage, computer and telecommunications failures, computer viruses, security breaches (including credit card or personally identifiable information breaches), cyber attacks, vandalism, catastrophic events and human error. If our information systems are damaged, fail to work properly or otherwise become unavailable, or if we are unable to successfully complete our planned consolidation of our PBM claims adjudication platforms, we may incur substantial costs to repair or replace them, and may experience reputational damage, loss of critical information, customer disruption and interruptions or delays in our ability to perform essential functions and implement new and innovative services. In addition, compliance with changes in United States and foreign privacy and information security laws and standards may result in considerable expense due to increased investment in technology and the development of new operational processes.

Our business success and results of operations depend in part on effective information technology systems and on continuing to develop and implement improvements in technology. Pursuing multiple initiatives simultaneously could make this continued development and implementation significantly more challenging.

Many aspects of our operations are dependent on our information systems and the information collected, processed, stored, and handled by these systems. We rely heavily on our computer systems to manage our ordering, pricing, point-of-sale, pharmacy fulfillment, inventory replenishment, claims processing, ExtraCare customer loyalty program, finance and other processes. Throughout our operations, we receive, retain and transmit certain confidential information, including PII and PHI, that our customers and clients provide to purchase products or services, enroll in programs or services, register on our websites, interact with our personnel, or otherwise communicate with us. In addition, for these operations, we depend in part on the secure transmission of confidential information over public networks.

We have many different information and other technology systems supporting our businesses (including as a result of our acquisitions). Our businesses depend in large part on these systems to adequately price our products and services; accurately establish reserves, process claims and report results of operations; and interact with providers, employer plan sponsors, members and vendors in an efficient and uninterrupted fashion. In addition, recent trends toward greater consumer engagement in health care require new and enhanced technologies, including more sophisticated applications for mobile devices. Certain of our technology systems (including software) are older, legacy systems that are less flexible, less efficient and require a significant ongoing commitment of capital and human resources to maintain, protect and enhance them and to integrate them with our other systems. We must re-engineer and reduce the number of these systems to meet changing consumer and vendor preferences and needs, improve our productivity and reduce our operating expenses. We also need to develop or acquire new technology systems, contract with new vendors or modify certain of our existing systems to support the consumer-oriented products and services we are developing, operating and expanding and/or to meet current and developing industry and regulatory standards, including to keep pace with continuing changes in information processing technology and emerging cybersecurity risks and threats. If we fail to achieve these objectives, our ability to profitably grow our business and/or our results of operations may be adversely affected.

Our business strategy involves providing customers with differentiated, easy to use, secure products and solutions that use information to meet customer needs. The types of technology and levels of service that are acceptable to customers and members today will not necessarily be acceptable in the future, requiring us to anticipate and meet marketplace demands for technology. Our success therefore is dependent in large part on our ability, within the context of a limited budget of human resources and capital and our existing and future business relationships, to timely secure, integrate, develop, redesign and enhance our (or contract with vendors to provide) technology systems that support our business strategy initiatives and processes in a compliant, secure, and cost and resource efficient manner. Integration of our acquisitions increases these challenges, and we may not be successful in integrating various systems in a timely or cost-effective manner.

Information technology projects frequently are long-term in nature and may take longer to complete and cost more than we expect and may not deliver the benefits we project once they are complete. If we do not effectively and efficiently secure, manage, integrate and enhance our technology portfolio (including vendor sourced systems), we could, among other things, have problems determining health care and other benefit cost estimates and/or establishing appropriate pricing, meeting the needs of customers, providers and members, developing and expanding our consumer-oriented products and services or keeping pace with industry and regulatory standards, and our results of operations may be adversely affected.

Sales of our products and services are dependent on our ability to attract and motivate internal sales personnel and independent third-party brokers, consultants and agents. New distribution channels create new disintermediation risk. We may be subject to penalties or other regulatory actions as a result of the marketing practices of brokers and agents selling our products.

Our products are sold primarily through our sales personnel, who frequently work with independent brokers, consultants and agents who assist in the production and servicing of business. The independent brokers, consultants and agents generally are not dedicated to us exclusively and may frequently recommend and/or market health care benefits products of our competitors. Accordingly, we must compete intensely for their services and allegiance. Our sales could be adversely affected if we are unable to attract, retain or motivate sales personnel and third-party brokers, consultants and agents, or if we do not adequately provide support, training and education to this sales network regarding our complex product portfolio, or if our sales strategy is not appropriately aligned across distribution channels. This risk is heightened as we develop, operate and expand our Consumer Health Products and Services products and services and our business model evolves to include a greater focus on consumers and direct-to-consumer sales, such as competing for sales on Insurance Exchanges.

New distribution channels for our products and services continue to emerge, including Private Exchanges operated by health care consultants and technology companies. These channels may make it more difficult for us to directly engage consumers and other customers in the selection and management of their health care benefits, in health care utilization and in the effective navigation of the health care system. We also may be challenged by new technologies and marketplace entrants that could interfere with our existing relationships with customers and health plan members in these areas.

In addition, there have been a number of investigations regarding the marketing practices of brokers and agents selling health care and other insurance products and the payments they receive. These investigations have resulted in enforcement actions against companies in our industry and brokers and agents marketing and selling those companies’ products. For example, CMS and state departments of insurance have increased their scrutiny of the marketing practices of brokers and agents who market Medicare products. These investigations and enforcement actions could result in penalties and the imposition of corrective action plans and/or changes to industry practices, which could adversely affect our ability to market our products.

We also face other risks that could adversely affect our businesses, results of operations, financial condition and/or cash flows, which include:

•	Failure of our corporate governance policies or procedures, for example significant financial decisions being made at an inappropriate level in our organization;

•
Inappropriate application of accounting principles or a significant failure of internal control over financial reporting, which could lead to a restatement of our results of operations and/or a deterioration in the soundness and accuracy of our reported results of operations; and

•
Failure to adequately manage our run-off businesses and/or our regulatory and financial exposure to businesses we have sold, including Aetna’s divested standalone Medicare Part D, domestic group life insurance, group disability insurance and absence management businesses.

Financial Risks

Goodwill and other intangible assets could, in the future, become impaired.

As of December 31, 2018, we had $115.2 billion of goodwill and other intangible assets. During the year ended December 31, 2018, we took $6.1 billion of goodwill impairment charges related to our LTC reporting unit. Goodwill and indefinitely-lived intangible assets are subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate that the carrying value may not be recoverable. When evaluating goodwill for potential impairment, we compare the fair value of our reporting units to their respective carrying amounts. We estimate the fair value of our reporting units using a combination of a discounted cash flow method and a market multiple method. If the carrying amount of a reporting unit exceeds its estimated fair value, a goodwill impairment loss is recognized in an amount equal to the excess to the extent of the goodwill balance. Estimated fair values could change if, for example, there are changes in the business climate, changes in the competitive environment, adverse legal or regulatory actions or developments, changes in capital structure, cost of debt, interest rates, capital expenditure levels, operating cash flows or market capitalization. Because of the significance of our goodwill and intangible assets, any future impairment of these assets could require material noncash charges to our results of operations, which could have a material adverse effect on our financial condition and results of operations.

We would be adversely affected if we do not effectively deploy our capital. Downgrades or potential downgrades in our credit ratings, should they occur, could adversely affect our brand and reputation, businesses, cash flows, financial condition and results of operations.

Our operations generate significant capital, and we have the ability to raise additional capital. The manner in which we deploy our capital, including investments in our businesses, our operations (such as information technology and other strategic and capital projects), dividends, acquisitions, share and/or debt repurchases, repayment of debt, reinsurance or other capital uses, impacts our financial strength, claims paying ability and credit ratings issued by recognized rating organizations. Credit ratings issued by nationally-recognized organizations are broadly distributed and generally used throughout our industries. Our ratings reflect each rating organization’s opinion of our financial strength, operating performance and ability to meet our debt obligations or obligations to our insureds. We believe our credit ratings and the financial strength and claims paying ability of our principal insurance and HMO subsidiaries are important factors in marketing our Health Care Benefits products to certain of our customers.

Each of the ratings organizations reviews our ratings periodically, and there can be no assurance that our current ratings will be maintained in the future. In connection with the completion of the Aetna Acquisition, each of Standard & Poor’s, Moody’s and Fitch downgraded certain of our debt, financial strength and/or other credit ratings. Downgrades in our ratings could adversely affect our businesses, cash flows, financial condition and results of operations.

Adverse conditions in the U.S. and global capital markets can significantly and adversely affect the value of our investments in debt and equity securities, mortgage loans, alternative investments and other investments, our results of operations and/or our financial condition.

The global capital markets, including credit markets, continue to experience volatility and uncertainty. As an insurer, we have a substantial investment portfolio that supports our policy liabilities and surplus and is comprised largely of debt securities of issuers located in the United States. As a result, the income we earn from our investment portfolio is largely driven by the level of interest rates in the United States, and to a lesser extent the international financial markets; and volatility, uncertainty and/or disruptions in the global capital markets, particularly the United States credit markets, and governments’ monetary policy, particularly United States monetary policy, can significantly and adversely affect the value of our investment portfolio, our results of operations and/or our financial condition by:

•
Significantly reducing the value and/or liquidity of the debt securities we hold in our investment portfolio and creating realized capital losses that reduce our results of operations and/or unrealized capital losses that reduce our shareholders’ equity;

•
Keeping interest rates low on high-quality short-term or medium-term debt securities (such as we have experienced during recent years) and thereby materially reducing our net investment income and results of operations as the proceeds from securities in our investment portfolio that mature or are otherwise disposed of continue to be reinvested in lower yielding securities;

•	Reducing the fair values of our investments if interest rates rise;

•
Causing non-performance or defaults on their obligations to us by third parties, including customers, issuers of securities in our investment portfolio, mortgage borrowers and/or reinsurance and/or derivatives counterparties;

•
Making it more difficult to value certain of our investment securities, for example if trading becomes less frequent, which could lead to significant period-to-period changes in our estimates of the fair values of those securities and cause period-to-period volatility in our net income and shareholders’ equity;

•	Reducing our ability to issue short-term debt securities at attractive interest rates, thereby increasing our interest expense and decreasing our results of operations; and

•	Reducing our ability to issue other securities.

Although we seek, within guidelines we deem appropriate, to match the duration of our assets and liabilities and to manage our credit and counterparty exposures, a failure adequately to do so could adversely affect our net income and our financial condition and, in extreme circumstances, our cash flows.

Risks Relating to Our Acquisition of Aetna

We have limited experience in the insurance and managed health care industry, which may hinder our ability to achieve our objectives as a combined company.

We have limited experience operating an insurance and managed health care business, and are relying in large part on the existing management of Aetna to continue to manage our Health Care Benefits business. However, there is no assurance that we will be able to continue to retain the services of such management. If we fail to retain the existing management of Aetna, our ability to realize the anticipated benefits of the transaction may be adversely affected.

The Aetna Acquisition may not be accretive, and may be dilutive, to our earnings per share, which may adversely affect our stock price.

Although we currently project that the Aetna Acquisition will result in a number of benefits, including that it will be accretive to our earnings per share, changes in the estimates we use for these projections and the impact of future events and conditions, some of which we do not control, could cause actual results to be lower than these projections. In addition, future events and conditions could decrease or delay the accretion that is currently projected or could result in dilution. These events and conditions include adverse changes in market conditions, changes in the regulatory environment, additional transaction and integration-related costs and other factors such as the failure to realize some or all of the anticipated benefits of the Aetna Acquisition. Any dilution of, decrease in or delay of any accretion to, our earnings per share could cause our stock price to decline or grow at a reduced rate.

We may fail to successfully combine the businesses and operations of CVS Health and Aetna to realize the anticipated benefits and cost savings of the Aetna Acquisition within the anticipated timeframe or at all, which could adversely affect our stock price.

The success of the Aetna Acquisition will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining the businesses of CVS Health and Aetna. Our ability to realize these anticipated benefits and cost savings is subject to certain risks, including:

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

If we are not able to successfully combine the businesses of CVS Health and Aetna within the anticipated time frame, the anticipated cost savings and other benefits of the Aetna Acquisition may not be realized fully or may take longer to realize than expected, the combined businesses may not perform as expected, and our stock price may be adversely affected.

Until the completion of the Aetna Acquisition, we and Aetna operated independently, and there can be no assurances that our respective businesses can be integrated successfully. It is possible that the integration process could result in the loss of key CVS Health or Aetna employees, the disruption of either company’s or both companies’ ongoing businesses or in unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. Specifically, issues that must be addressed in integrating the operations of CVS Health and Aetna in order to realize the anticipated benefits of the Aetna Acquisition so the combined business performs as expected include, among other things:

•	combining the companies’ separate operational, financial, reporting and corporate functions;

•	integrating the companies’ technologies, products and services;

•	identifying and eliminating redundant and underperforming operations and assets;

•	harmonizing the companies’ operating practices, employee development, compensation and benefit programs, internal controls and other policies, procedures and processes;

•	addressing possible differences in business backgrounds, corporate cultures and management philosophies;

•	consolidating the companies’ corporate, administrative and information technology infrastructure;

•	coordinating sales, distribution and marketing efforts;

•	managing the movement of certain businesses and positions to different locations;

•	maintaining existing agreements with customers, providers and vendors and avoiding delays in entering into new agreements with prospective customers, providers and vendors;

•	operating in industry sectors in which we and our current management may have little or no experience;

•	coordinating geographically dispersed organizations;

•	consolidating offices of CVS Health and Aetna that are currently in or near the same location; and

•	effecting the actions that are required by regulatory approvals we obtained in connection with completing the Aetna Acquisition.

In addition, at times, the attention of certain members of our management and our resources will be focused on the integration of the businesses of the two companies and diverted from day-to-day business operations, which may adversely affect our businesses.

Our future results may be adversely impacted if we do not effectively manage our expanded operations following completion of the Aetna Acquisition.

Following completion of the Aetna Acquisition our business is significantly larger than the size of either CVS Health’s or Aetna’s respective pre-transaction businesses. The combined company’s ability to successfully manage this expanded business will depend, in part, upon management’s ability to implement an effective integration of the two companies and its ability to manage a combined business with significantly larger size and scope with the associated increased costs and complexity. There can be no assurances that the management of the combined company will be successful or that the combined company will realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the Aetna Acquisition. If we are not able to fully realize the expected operating efficiencies, cost savings and other benefits anticipated from the Aetna Acquisition, or such benefits take longer to realize than expected, our combined businesses may not perform as expected and our stock price may be adversely affected.

We may have difficulty attracting, motivating and retaining executives and other key employees following completion of the Aetna Acquisition.

Our future success will depend in part on our ability to retain key executives and other employees of Aetna. Uncertainty about the effect of the Aetna Acquisition on CVS Health and Aetna employees may have an adverse effect on the combined company and consequently the combined business. This uncertainty may impair our ability to attract, retain and motivate key personnel. Employee retention may be particularly challenging during the integration process, as employees of CVS Health and Aetna may experience uncertainty about their future roles in the combined business.

Furthermore, if key employees of CVS Health or Aetna depart or are at risk of departing, including because of issues relating to the uncertainty and difficulty of integration, financial security or a desire not to remain as employees of the combined business, we may have to incur significant costs in retaining such individuals or in identifying, hiring and retaining replacements for departing employees and may lose significant expertise and talent relating to the business of Aetna, and our ability to realize the anticipated benefits of the Aetna Acquisition may be materially and adversely affected. Accordingly, no assurance can be given that we will be able to attract or retain key employees of Aetna to the same extent that Aetna was able to attract or retain employees in the past.

The Aetna integration process could disrupt our ongoing businesses and/or operations.

Parties with which we do business may experience uncertainty associated with the Aetna Acquisition and/or the post-closing integration process, including with respect to current or future business relationships with the combined business. Our business relationships (including business relationships of our Health Care Benefits segment) may be subject to disruption as customers, members, manufacturers, providers, vendors and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than the combined business. These disruptions could have a material adverse effect on the businesses, financial condition, results of operations or prospects of one or more of the combined company’s businesses, including a material adverse effect on our ability to realize the anticipated benefits of the Aetna Acquisition.

Our indebtedness following completion of the Aetna Acquisition is substantially greater than our indebtedness on a stand-alone basis and greater than the combined indebtedness of CVS Health and Aetna existing prior to the announcement of the transaction. This increased level of indebtedness could adversely affect our business flexibility and increase our borrowing costs.

In order to complete the Aetna Acquisition, we incurred acquisition-related debt financing of approximately $45.0 billion and assumed Aetna’s existing indebtedness with a fair value of approximately $8.1 billion. Our substantially increased indebtedness and higher debt-to-equity ratio following completion of the Aetna Acquisition in comparison to that of CVS Health prior to the Aetna Acquisition has the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increases our interest expense compared to pre Aetna Acquisition periods. In addition, the amount of cash required to service our increased indebtedness levels and thus the demands on our cash resources are greater than the amount of cash flows required to service the indebtedness of CVS Health or Aetna individually prior to the Aetna Acquisition. The increased levels of indebtedness could also reduce funds available to fund our efforts to combine our business with Aetna and realize expected benefits of the Aetna Acquisition and/or engage in investments in product development, capital expenditures, dividend payments, share repurchases and other activities and may create competitive disadvantages for us relative to other companies with lower debt levels.

We will continue to incur significant integration-related costs in connection with the Aetna Acquisition.

We expect to continue to incur significant non-recurring costs associated with combining the operations of CVS Health and Aetna. We expect to continue to incur significant integration-related costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the integration of the two companies’ businesses. We may not achieve the net benefit of such expenditures that we project associated with the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of our businesses in the near term, or at all. If we fail to realize the expected expense and other efficiencies we project, our results of operations, cash flows and stock price may be adversely affected.

Risks Related to Our Acquisitions, Joint Ventures and International Operations

We expect to continue to pursue acquisitions, joint ventures, strategic alliances and other inorganic growth opportunities, which may be unsuccessful, cause us to assume unanticipated liabilities, disrupt our existing businesses, be dilutive or lead us to assume significant debt, among other things.

We expect to continue to pursue acquisitions, joint ventures, strategic alliances and other inorganic growth opportunities as part of our growth strategy. In addition to integration risks, some other risks we face with respect to acquisitions and other inorganic growth strategies include:

•	We frequently compete with other firms, some of which may have greater financial and other resources and a greater tolerance for risk, to acquire attractive companies;

•	The acquired, alliance and/or joint venture businesses may not perform as projected;

•	The goodwill or other intangible assets established as a result of our acquisitions may be incorrectly valued or may become non-recoverable;

•	We may assume unanticipated liabilities, including those that were not disclosed to us or which we underestimated;

•
The acquired businesses, or the pursuit of other inorganic growth strategies, could disrupt or compete with our existing businesses, distract management, result in the loss of key employees, divert resources, result in tax costs or inefficiencies and make it difficult to maintain our current business standards, controls, information technology systems, policies, procedures and performance;

•	We may finance future acquisitions and other inorganic growth strategies by issuing common stock for some or all of the purchase price, which would dilute the ownership interests of our shareholders;

•	We may incur significant debt in connection with acquisitions (whether to finance acquisitions or by assuming debt from the businesses we acquire);

•
We may not have the expertise to manage and profitably grow the businesses we acquire, and we may need to rely on the retention of key personnel and other suppliers of businesses we acquire, which may be difficult or impossible to accomplish;

•
We may enter into merger or purchase agreements but, due to reasons within or outside our control, fail to complete the related transactions, which could result in termination fees or other penalties that could be material, material disruptions to our businesses and operations and adversely affect our brand and reputation;

•	In order to complete a proposed acquisition, we may be required to divest certain portions of our business;

•
We may be involved in litigation related to mergers or acquisitions, including for matters which occurred prior to the applicable closing, which may be costly to defend and may result in adverse rulings against us that could be material; and

•
The integration into our businesses of the businesses and entities we acquire may affect the way in which existing laws and regulations apply to us, including subjecting us to laws and regulations that did not previously apply to us.

We expect joint ventures to be an important part of our business model transformation and inorganic growth strategies. Joint ventures present risks that are different from acquisitions, including selection of appropriate joint venture parties, initial and ongoing governance of the joint venture, joint venture compliance activities (including compliance with applicable CMS requirements), growing the joint venture’s business in a manner acceptable to all the parties, including other providers in the networks that include joint ventures, maintaining positive relationships among the joint venture parties and the customers, and member and business disruption that may occur upon joint venture termination.

We may be unable to successfully integrate companies we acquire.

Upon the closing of any acquisition we complete, we will need to successfully integrate the products, services and related assets, as well as internal controls into our business operations. If an acquisition is consummated, the integration of the acquired business, its products, services and related assets into our company may also be complex and time-consuming and, if the integration is not fully successful, we may not achieve the anticipated benefits, operating and cost synergies or growth opportunities of an acquisition. Potential difficulties that may be encountered in the integration process include the following:

•
Integrating personnel, operations and systems (including internal control environments and compliance policies), while maintaining focus on producing and delivering consistent, high quality products and services;

•	Coordinating geographically dispersed organizations;

•	Disruption of management’s attention from our ongoing business operations;

•	Retaining existing customers and attracting new customers; and

•	Managing inefficiencies associated with integrating our operations.

An inability to realize the full extent of the anticipated benefits, operating and cost synergies, innovations and operations efficiencies or growth opportunities of an acquisition, as well as any delays or additional expenses encountered in the integration process, could have a material adverse effect on our businesses and results of operations. Furthermore, acquisitions, even if successfully integrated, may fail to further our business strategy as anticipated, expose us to increased competition or challenges with respect to our products, services or geographic markets, and expose us to additional liabilities associated with an acquired business including risks and liabilities associated with litigation involving the acquired business. Any one of these challenges or risks could impair our ability to realize any benefit from our acquisitions after we have expended resources on them.

As a result of our expanded international operations, we face political, legal and compliance, operational, regulatory, economic and other risks that we do not face or are more significant than in our domestic operations.

We significantly expanded our international operations as a result of the closing of the Aetna Acquisition in November 2018. As a result of our expanded international operations, we face political, legal, compliance, operational, regulatory, economic and other risks that we do not face or that are more significant than in our domestic operations. These risks vary widely by country and include varying regional and geopolitical business conditions and demands, government intervention and censorship, discriminatory regulation, nationalization or expropriation of assets and pricing constraints. Our international products need to meet country-specific customer and member preferences as well as country-specific legal requirements, including those related to licensing, privacy, data storage, location, protection and security.

Our international operations increase our exposure to, and require us to devote significant management resources to implement controls and systems to comply with, the privacy and data protection laws of non-U.S. jurisdictions and the anti-bribery, anti-corruption and anti-money laundering laws of the United States (including the FCPA) and the United Kingdom (including the UK Bribery Act) and similar laws in other jurisdictions. Implementing our compliance policies, internal controls and other systems upon our expansion into new countries and geographies may require the investment of considerable management time and management, financial and other resources over a number of years before any significant revenues or profits are generated. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or employees, restrictions or outright prohibitions on the conduct of our business, and significant brand and reputational harm. We must regularly reassess the size, capability and location of our global infrastructure and make appropriate changes, and must have effective change management processes and internal controls in place to address changes in our businesses and operations. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties, and the failure to do so could have a material adverse effect on our businesses, results of operations, financial condition, brand, reputation and/or long-term growth.

Our international operations require us to overcome logistical and other challenges based on differing languages, cultures, legal and regulatory schemes and time zones. Our international operations encounter labor laws, standards and customs that can be difficult and make employee relationships less flexible than in our domestic operations and expensive to modify or terminate. In some countries we are required to, or choose to, operate with local business associates, which requires us to manage our relationships with these third parties and may reduce our operational flexibility and ability to quickly respond to business challenges.

In some countries we may be exposed to currency exchange controls or other restrictions that prevent us from transferring funds internationally or converting local currencies into U.S. dollars or other currencies. Fluctuations in foreign currency exchange rates may adversely affect our revenues, results of operations and cash flows from our international operations. Some of our operations are, and are increasingly likely to be, in emerging markets where these risks are heightened. Any measures we may implement to reduce the effect of volatile currencies and other risks on our international operations may not be effective.

Item 1B. Unresolved Staff Comments

There are no unresolved SEC Staff Comments.

Item 2. Properties

The Company’s principal office is an owned building complex located in Woonsocket, Rhode Island, which totals approximately one million square feet. In addition, the Company leases corporate offices in Arizona, Illinois, Ohio, Pennsylvania, Texas, and Brazil.

Pharmacy Services Segment

As of December 31, 2018, the Pharmacy Services segment had the following properties:

•	An owned mail service dispensing pharmacy located in Texas;

•	Leased mail order dispensing pharmacies located in Hawaii, Illinois and Pennsylvania;

•	Leased call centers located in California, Missouri, Pennsylvania, Tennessee and Texas;

•
Approximately 40 leased on-site pharmacy stores, approximately 25 leased retail specialty pharmacy stores, approximately 20 specialty mail order pharmacies and approximately 90 branches for infusion and enteral services.

Retail/LTC Segment

As of December 31, 2018, the Retail/LTC segment had the following properties:

•
Approximately 8,200 retail stores, of which approximately 4% were owned. Net selling space for retail stores was approximately 80.5 million square feet as of December 31, 2018. Approximately 25% of the store base was opened or significantly remodeled within the last five years;

•	Approximately 1,700 retail pharmacies and approximately 80 clinics in Target stores;

•
Nine owned distribution centers located in eight states and 13 leased distribution facilities located in twelve additional states and Brazil. The 22 distribution centers totaled approximately 10.4 million square feet as of December 31, 2018; and

•	Six owned LTC pharmacies, approximately 150 leased LTC pharmacies in 46 states and one owned LTC repackaging facility.

In connection with certain business dispositions completed between 1991 and 1997, the Company continues to guarantee lease obligations for approximately 85 former stores. The Company is indemnified for these guarantee obligations by the respective purchasers. These guarantees generally remain in effect for the initial lease term and any extension thereof pursuant to a renewal option provided for in the lease prior to the time of the disposition. For additional information on these guarantees, see “Lease Guarantees” in Note 16 “Commitments and Contingencies” contained in the “Notes to Consolidated Financial Statements” in the Annual Report, which is incorporated by reference herein.

Health Care Benefits Segment

The Health Care Benefits segment’s principal office is an owned building complex that is approximately 1.7 million square feet in size and is located in Hartford, Connecticut. The Health Care Benefits segment also owns or leases other space in the greater Hartford area, Maryland, Pennsylvania, and various field locations in the United States and several other countries.

Management believes that the Company’s owned and leased facilities are suitable and adequate to meet the Company’s anticipated needs. At the end of the existing lease terms, management believes the leases can be renewed or replaced by alternative space. For additional information on the amount of rental obligations for the Company’s leases, see Note 6 ‘‘Leases’’ contained in the “Notes to Consolidated Financial Statements” in the Annual Report, which is incorporated by reference herein.

Item 3. Legal Proceedings

I. Legal Proceedings

The information contained in Note 16 ‘‘Commitments and Contingencies’’ of the “Notes to Consolidated Financial Statements” in the Annual Report is incorporated by reference herein.

II. Environmental Matters

Item 103 of SEC Regulation S-K requires disclosure of environmental legal proceedings with a governmental authority if management reasonably believes that the proceedings involve potential monetary sanctions of $100,000 or more. The Company is in the process of negotiating with the New York State Department of Environmental Conservation to resolve claims of alleged historical noncompliance with hazardous waste regulations in connection with LTC pharmacies in the State of New York. These proceedings are not material to the Company’s business or financial condition.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information

The Company’s common stock is listed on the New York Stock Exchange under the symbol “CVS.”

Holders of common stock

The information under the heading “Holders of Common Stock” in the Annual Report is incorporated by reference herein.

Dividends

The quarterly cash dividend declared by the Company’s Board of Directors (the “Board”) was $0.50 per share in 2018 and 2017.

CVS Health has paid cash dividends every quarter since becoming a public company. Future dividends will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Board.

Issuer purchases of equity securities

The following share repurchase programs were authorized by the Board:

In billions		Remaining as of
Authorization Date	Authorized	December 31, 2018
November 2, 2016 (“2016 Repurchase Program”)	$15.0	$13.9
December 15, 2014 (“2014 Repurchase Program”)	10.0	—

The share Repurchase Programs, each of which was effective immediately, permit the Company to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase transactions, and/or other derivative transactions. The 2016 Repurchase Program can be modified or terminated by the Board at any time. During the three months ended December 31, 2018 the Company did not repurchase any shares of common stock.

See Note 12 ‘‘Shareholders’ Equity’’ of the “Notes to Consolidated Financial Statements” in the Annual Report, which is incorporated by reference herein, for additional information regarding the Company’s share repurchases.

Item 6. Selected Financial Data

The selected consolidated financial data of CVS Health Corporation as of and for the periods indicated in the five-year period ended December 31, 2018, have been derived from the consolidated financial statements of CVS Health Corporation and is incorporated herein by reference to the information contained in the Annual Report under the heading “Five-Year Financial Summary.” The selected consolidated financial data should be read in conjunction with the consolidated financial statements and the audit reports of Ernst & Young LLP, which are incorporated by reference elsewhere in this Annual Report on Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report, which includes the “Cautionary Statement Concerning Forward-Looking Statements” at the end of such section, is incorporated by reference herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risk” in the Annual Report is incorporated by reference herein.

Item 8. Financial Statements and Supplementary Data

The information contained in “Consolidated Statements of Operations,” “Consolidated Statements of Comprehensive Income (Loss),” “Consolidated Balance Sheets,” “Consolidated Statements of Shareholders’ Equity,” “Consolidated Statements of Cash Flows,” “Notes to Consolidated Financial Statements,” and “Report of Independent Registered Public Accounting Firm” in the Annual Report, is incorporated by reference herein.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (f) and 15d-15(f) under the Securities Exchange Act of 1934) as of December 31, 2018, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective at a reasonable assurance level and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to such officers on a timely basis.

Internal control over financial reporting

The “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” sections of the Annual Report are incorporated by reference herein. These sections contain management’s report on the Company’s internal control over financial reporting and the Independent Registered Public Accounting Firm’s report with respect to the effectiveness the Company’s internal control over financial reporting.

Changes in internal control over financial reporting

On November 28, 2018, the Company completed its acquisition of Aetna. In conducting its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, management has elected to exclude Aetna from that assessment, as permitted under SEC rules. The Company is in the process of integrating the historical internal control over financial reporting of Aetna with the rest of the Company. Aetna’s operations are included in the Company’s 2018 consolidated financial statements for the period from November 28, 2018 to December 31, 2018 and represented 21% of the Company’s consolidated total assets as of December 31, 2018 and 3% of the Company’s consolidated total revenues for the year ended December 31, 2018.

Other than the foregoing, there has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that occurred during the fourth quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

No events have occurred during the fourth quarter ended December 31, 2018 that would require disclosure under this item.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The sections of the Proxy Statement under the captions “Committees of the Board,” “Code of Conduct,” “Audit Committee Report,” “Biographies of our Incumbent Board Nominees,” and “Section 16(a) Beneficial Ownership Reporting Compliance” are incorporated by reference herein.

Executive Officers of the Registrant

The following sets forth the name, age and biographical information for each of the Registrant’s executive officers as of February 28, 2019. In each case the officer’s term of office extends to the date of the board of directors meeting following the next annual meeting of stockholders of the Company. Previous positions and responsibilities held by each of the executive officers over the past five years or more are indicated below:

Lisa G. Bisaccia, age 62, Executive Vice President of CVS Health Corporation since March 2016 and Chief Human Resources Officer of CVS Health Corporation since January 2010; Senior Vice President of CVS Health Corporation from January 2010 through February 2016; Vice President, Human Resources of CVS Pharmacy, Inc. from September 2004 through December 2009. Ms. Bisaccia is also a member of the board of directors of Aramark, a leading global provider of food, facilities and uniform services.

Eva C. Boratto, age 52, Executive Vice President and Chief Financial Officer of CVS Health Corporation since November 2018; Executive Vice President - Controller and Chief Accounting Officer of CVS Health Corporation from March 2017 through November 2018; Senior Vice President - Controller and Chief Accounting Officer of CVS Health Corporation from July 2013 through February 2017; Senior Vice President of PBM Finance from July 2010 through June 2013.

Troyen A. Brennan, M.D., age 64, Executive Vice President and Chief Medical Officer of CVS Health Corporation since November 2008; Executive Vice President and Chief Medical Officer of Aetna Inc. from February 2006 through November 2008.

James D. Clark, age 54, Senior Vice President - Controller and Chief Accounting Officer of CVS Health Corporation since November 2018; Vice President - Finance and Accounting of CVS Pharmacy, Inc. from September 2009 through October 2018.

Joshua M. Flum, age 49, Executive Vice President, Enterprise Strategy and Digital since November 2018; Executive Vice President, Corporate Strategy and Business Development of CVS Pharmacy, Inc. from June 2016 through October 2018; Executive Vice President - Pharmacy Services of CVS Pharmacy, Inc. from March 2015 through May 2016; Senior Vice President of Retail Pharmacy of CVS Pharmacy, Inc. from December 2010 through February 2015. Mr. Flum is a member of the board of directors of CreditRiskMonitor.com, Inc., a company that facilitates the analysis of corporate financial risk, mostly in the context of the extension of trade credit from one business to another.

Kevin P. Hourican, age 45, Executive Vice President of CVS Health Corporation and President of CVS Pharmacy since April 2018; Executive Vice President - Retail Pharmacy and Supply Chain of CVS Pharmacy, Inc. from June 2016 through March 2018; Senior Vice President, Field Operations and Supply Chain of CVS Pharmacy, Inc. from June 2014 through May 2016; Senior Vice President, Field Operations of CVS Pharmacy, Inc. from June 2012 through May 2014.

Alan M. Lotvin, M.D., age 57, Executive Vice President - Transformation of CVS Health Corporation since June 2018; Executive Vice President - Specialty Pharmacy, CVS Caremark from November 2012 through May 2018.

Karen S. Lynch, age 56, Executive Vice President of CVS Health Corporation and President of Aetna since November 2018; President of Aetna from January 2015 to the present; Executive Vice President, Local and Regional Businesses of Aetna from February 2013 through December 2014; Executive Vice President, Head of Specialty Products of Aetna from July 2012 through January 2013. Ms. Lynch is a member of the board of directors of U.S. Bancorp, a banking and financial services company.

Larry J. Merlo, age 63, President and Chief Executive Officer of CVS Health Corporation since March 2011; President and Chief Operating Officer of CVS Health Corporation from May 2010 through March 2011; President of CVS Pharmacy from January 2007 through August 2011; Executive Vice President of CVS Health Corporation from January 2007 through May 2010; also a director of CVS Health Corporation since May 2010.

Thomas M. Moriarty, age 55, Executive Vice President and General Counsel of CVS Health Corporation since October 2012 and Chief Policy and External Affairs Officer since March 2017; Chief Strategy Officer from March 2014 through February 2017.

Derica W. Rice, age 54, Executive Vice President of CVS Health Corporation and President of CVS Caremark since March 2018; Executive Vice President of Global Services and Chief Financial Officer of Eli Lilly & Co. from May 2006 through December 2017. Mr. Rice was formerly a director of Target Corporation from September 2007 until January 2018, and is a candidate for election to the board of directors of The Walt Disney Company in March 2019.

Jonathan C. Roberts, age 63, Executive Vice President and Chief Operating Officer of CVS Health Corporation since March 2017; Executive Vice President of CVS Health Corporation and President of CVS Caremark from September 2012 through February 2017; Executive Vice President of CVS Health Corporation and Chief Operating Officer of CVS Caremark from October 2010 through August 2011.

Item 11. Executive Compensation

The sections of the Proxy Statement under the captions “Non-Employee Director Compensation” and “Executive Compensation and Related Matters,” including “Compensation Discussion and Analysis,” “Letter from the Management Planning and Development Committee,” “Compensation Committee Report” and “Executive Compensation Tables” are incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The sections of the Proxy Statement under the captions “Share Ownership of Directors and Certain Executive Officers” and “Share Ownership of Principal Stockholders” are incorporated by reference herein. Those sections contain information concerning security ownership of certain beneficial owners and management and related stockholder matters.

The following table summarizes information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of equity compensation plans as of December 31, 2018.

	Number of		Number of securities
	securities to be	Weighted	remaining available for
	issued upon	average exercise	future issuance under
	exercise of	price of	equity compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected in
	and rights (1)(2)	and rights	first column) (1)
	(a)	(b)	(c)
Equity compensation plans approved by stockholders (3)	27,102	$77.51	25,927
Equity compensation plans not approved by stockholders (4)(5)	5,136	43.01	31,633
Total	32,238	$75.04	57,560

_____________________________________________

(1)	Shares in thousands.

(2)
Consists of: (i) 18,597 shares of common stock underlying outstanding options, (ii) 1,435 shares of common stock issuable upon the exercise of outstanding stock appreciation rights (“SARs”) and (iii) 12,206 shares of common stock issuable on the vesting of outstanding restricted stock units, deferred stock units and performance stock units, assuming target level performance in the case of performance stock units. The number of shares included with respect to outstanding SARs is the number of shares of the Company’s common stock that would have been issued had the SARs been exercised based on the closing price per share of the Company’s common stock on December 31, 2018, as reported on the NYSE, which was $65.52.

(3)	Consists of the CVS Health 2017 Incentive Compensation Plan.

(4)	Consists of the Amended Aetna Inc. 2010 Stock Incentive Plan (the “Aetna Stock Plan”).

(5)	Amount in column (c) consists of the maximum number of shares of the Company’s common stock available for future issuance under the Aetna Stock Plan as of December 31, 2018.

The Aetna Stock Plan was last approved by Aetna’s shareholders at Aetna’s 2017 Annual Meeting on May 19, 2017. The Company elected to continue to grant awards under the Aetna Stock Plan to employees of Aetna and its subsidiaries following the completion of the Aetna Acquisition. The Aetna Stock Plan is designed to promote the Company’s interests and those of its stockholders and to further align the interests of stockholders and employees by tying awards to total return to stockholders, enabling plan participants to acquire additional equity interests in the Company and providing compensation opportunities dependent upon the Company’s performance. The Aetna Stock Plan has not been submitted to the Company’s stockholders and will expire on May 21, 2020.

Under the Aetna Stock Plan, eligible participants can be granted stock options to purchase shares of the Company’s common stock, SARs, time vesting and/or performance vesting incentive stock or incentive units and other stock based awards. As of December 31, 2018, the maximum number of shares of the Company’s common stock that may be issued under the awards outstanding under the Aetna Stock Plan was 5.1 million shares, subject to adjustment for corporate transactions and 31.6 million shares remained available for future awards. If an award under the Aetna Stock Plan is paid solely in cash, no shares are deducted from the number of shares available for issuance under the Aetna Stock Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The sections of the Proxy Statement under the captions “Independence Determinations for Directors” and “Related Person Transaction Policy” are incorporated by reference herein.

Item 14. Principal Accounting Fees and Services

The section of the Proxy Statement under the caption “Item 2: Ratification of Appointment of Independent Registered Public Accounting Firm” is incorporated by reference herein.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements. The following financial statements, related notes and report are incorporated by reference from the Annual Report in Item 8 hereof:

Consolidated Statements of Operations for the Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2018, 2017 and 2016
Consolidated Balance Sheets as of December 31, 2018 and 2017
Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2018, 2017 and 2016
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

2.
Financial Statement Schedules. All financial statement schedules are omitted because they are not applicable, not required under the instructions, or the information is included in the consolidated financial statements or related notes.

3.
Exhibits. The exhibits listed in the “Index to Exhibits” in this Item 15 are filed or incorporated by reference as part of this Annual Report on Form 10-K. Exhibits marked with an asterisk (*) are management contracts or compensatory plans or arrangements. Exhibits other than those listed are omitted because they are not required to be listed or are not applicable. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Registrant hereby agrees to furnish to the Securities and Exchange Commission a copy of any omitted instrument that is not required to be listed.

INDEX TO EXHIBITS

Exhibit	Description
2	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1
Agreement and Plan of Merger, dated as of May 20, 2015, among CVS Pharmacy, Inc., Tree Merger Sub, Inc. and Omnicare, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed May 21, 2015; Commission File No. 001-01011).

2.2
Agreement and Plan of Merger, dated as of December 3, 2017, among CVS Health Corporation, Hudson Merger Sub Corp. and Aetna Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed December 5, 2017; Commission File No. 001-01011).

2.3	Master Transaction Agreement by and between Aetna Inc. and Hartford Life and Accident Insurance Company dated as of October 22, 2017.

3	Articles of Incorporation and Bylaws
3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1C of Registrant’s Current Report on Form 8-K filed June 5, 2018; Commission File No. 001-01011).
3.2	By-laws of the Registrant, as amended and restated (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed June 5, 2018; Commission File No. 001-01011).

4	Instruments defining the rights of security holders, including indentures
4.1
Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement of the Registrant ((then known as CVS Corporation) as successor to Melville Corporation) on Form 8-B filed November 4, 1996; Commission File No. 001-01011).

4.2
Senior Indenture dated August 15, 2006, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 15, 2006; Commission File No. 001-01011).

4.3	Form of the Registrant’s 2020 Floating Rate Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed March 12, 2018; Commission File No. 001-01011).
4.4	Form of the Registrant’s 2021 Floating Rate Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed March 12, 2018; Commission File No. 001-01011).

4.5	Form of the Registrant’s 2020 Note (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed March 12, 2018; Commission File No. 001-01011).
4.6	Form of the Registrant’s 2021 Note (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed March 12, 2018; Commission File No. 001-01011).
4.7	Form of the Registrant’s 2023 Note (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed March 12, 2018; Commission File No. 001-01011).
4.8	Form of the Registrant’s 2025 Note (incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed March 12, 2018; Commission File No. 001-01011).
4.9	Form of the Registrant’s 2028 Note (incorporated by reference to Exhibit 4.7 to the Registrant’s Current Report on Form 8-K filed March 12, 2018; Commission File No. 001-01011).
4.10	Form of the Registrant’s 2038 Note (incorporated by reference to Exhibit 4.8 to the Registrant’s Current Report on Form 8-K filed March 12, 2018; Commission File No. 001-01011).
4.11	Form of the Registrant’s 2048 Note (incorporated by reference to Exhibit 4.9 to the Registrant’s Current Report on Form 8-K filed March 12, 2018; Commission File No. 001-01011).

10	Material Contracts
10.1
Credit Agreement dated as of July 1, 2015, by and among the Registrant, the lenders party thereto and The Bank of New York Mellon, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015 (Commission File No. 001-01011).

10.2
Amendment No. 1 to Credit Agreement dated as of December 15, 2017, to the Credit Agreement dated as of July 1, 2015, by and among the Registrant, the lenders party thereto and The Bank of New York Mellon, as Administrative Agent (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed December 19, 2017; Commission File No. 001-01-011).

10.3
Amendment No. 2 to Credit Agreement dated as of May 17, 2018, to the Credit Agreement dated as of July 1, 2015, by and among the Registrant, the lenders party thereto and The Bank of New York Mellon, as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018; Commission File No. 001-01-011).

10.4
Five Year Credit Agreement, dated as of May 18, 2017, by and among the Registrant, the lenders party thereto and The Bank of New York Mellon, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017; Commission File No. 001-01011).

10.5
Amendment No. 1 to Five Year Credit Agreement dated as of December 15, 2017, to the Five Year Credit Agreement dated as of May 18, 2017, by and among the Registrant, the lenders party thereto and The Bank of New York Mellon, as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed December 19, 2017; Commission File No. 001-01011).

10.6
Amendment No. 2 to Five Year Credit Agreement dated as of May 17, 2018, to the Five Year Credit Agreement dated as of May 18, 2017, by and among the Registrant, the lenders party thereto and The Bank of New York Mellon, as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018; Commission File No. 001-01011).

10.7
Term Loan Agreement dated as of December 15, 2017, by and among the Registrant, the lenders party thereto and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 19, 2017; Commission File No. 001-01011).

10.8
Amendment No. 1 to Term Loan Agreement dated as of May 17, 2018, to the Term Loan Agreement dated as of December 15, 2017, by and among the Registrant, the lenders party thereto and Barclays Bank PLC, as Administrative Agent (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018; Commission File No. 001-01011).

10.9
364-Day Credit Agreement dated as of May 17, 2018, by and among the Registrant, the lenders party thereto and The Bank of New York Mellon, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018; Commission File No. 001-01011).

10.10
Five Year Credit Agreement dated as of May 17, 2018, by and among the Registrant, the lenders party thereto and The Bank of New York Mellon, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018; Commission File No. 001-01011).

10.11
Bridge Facility Commitment Letter dated December 3, 2017, by and among the Registrant, Barclays Bank PLC, Goldman Sachs Bank USA, Goldman Sachs Lending Partners LLC, Bank of America, N.A., and Merrill Lynch, Pierce Fenner & Smith Incorporated (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed December 5, 2017; Commission File No. 001-01011).

10.12
Joinder to Bridge Facility Commitment Letter dated as of December 15, 2017, by and among the Registrant, Barclays Bank PLC, Goldman Sachs Bank USA, Goldman Sachs Lending Partners LLC, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and each of the Additional Commitment Parties party thereto (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed December 19, 2017; Commission File No. 001-01011).

10.13
364-Day Bridge Term Loan Agreement, dated October 26, 2018, by and among the Registrant, the lenders party thereto and Barclays Bank PLC, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 26, 2018; Commission File No. 001-010011).

10.14*
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

10.16*
The Registrant’s Supplemental Retirement Plan I for Select Senior Management, as amended and restated as of December 31, 2008 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009; Commission File No. 011-01011).

10.17*
The Registrant’s 1997 Incentive Compensation Plan, as amended through December 31, 2008 (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009; Commission File No. 011-01011).

10.18*
Form of Enterprise Non-Competition, Non-Disclosure and Developments Agreement between the Registrant and certain of the Registrant’s executive officers (incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013; Commission File No. 001-01011).

10.19*
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

10.22*
Universal 409A Definition Document, as amended (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015; Commission File No. 001-01011).

10.23*
The Registrant’s Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016; Commission File No. 001-01011).

10.24*
The Registrant’s Partnership Equity Program, as amended (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016; Commission File No. 001-01011).

10.25*
The Registrant’s Performance-Based Restricted Stock Unit Plan, as amended (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016; Commission File No. 001-01011).

10.26*
The Registrant’s 2017 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement on Form 14A filed March 31, 2017; Commission File No. 001-01011).

10.27*
The Registrant’s Executive Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017; Commission File No. 001-01011).

10.28*
The Registrant’s Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017; Commission File No. 001-01011).

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

10.34*
Form of Performance Stock Unit Agreement - Annual Grant between the Registrant and selected employees of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018; Commission File No. 001-01011).

10.35*
Form of Performance Stock Unit Agreement (LTIP) - Annual Grant between the Registrant and selected employees of the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018; Commission File No. 001-01011).

10.36*	The Registrant’s 2018 Management Incentive Plan.
10.37*	The Registrant’s Severance Plan for Non-Store Employees amended as of November 28, 2018.
10.38*	The Registrant’s Performance-Based Restricted Stock Unit Program, as amended.
10.39*	Form of Non-Qualified Stock Option Agreement between the Registrant and selected employees of the Registrant.
10.40*	Form of Restricted Stock Unit Agreement - Annual Grant - between the Registrant and selected employees of the Registrant.
10.41*	Form of Performance-Based Restricted Stock Unit Agreement between the Registrant and selected employees of the Registrant.
10.42*	Form of Partnership Equity Program Participant Purchased RSUs, Company Matching RSUs and Company Matching Options Agreement (Pre-Tax).
10.43*
Form of Partnership Equity Program Participant Purchased RSUs, Company Matching RSUs and Company Matching Options Agreement (Post-Tax) (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013; Commission File No. 001-01011).

10.44*
Amended Aetna Inc. 2010 Stock Incentive Plan, as amended May 19, 2017 (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed November 30, 2018; Commission File No. 001-01011).

10.45*	Form of Aetna Inc. 2010 Stock Incentive Plan - Market Stock Unit Terms of Award.
10.46*	Form of Aetna Inc. 2010 Stock Incentive Plan - Performance Stock Unit Terms of Award (2015).
10.47*	Form of Aetna Inc. 2010 Stock Incentive Plan - Executive Restricted Stock Unit Terms of Award (2015).
10.48*	Form of Aetna Inc. 2010 Stock Incentive Plan - Stock Appreciation Right Terms of Award (2015).
10.49*
Amended and Restated Employment Agreement dated as of December 21, 2012 between the Registrant and Larry Merlo (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012; Commission File No. 001-01011).

10.50*
Form of Non-Qualified Stock Option Agreement - Annual Grant between the Registrant and Larry Merlo (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016; Commission File No. 001-01011).

10.51*
Form of Restricted Stock Unit Agreement - Annual Grant between the Registrant and Larry Merlo (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016; Commission File No. 001-01011).

10.52*
Amendment dated January 22, 2015 to Nonqualified Stock Option Agreements between the Registrant and Larry Merlo (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 23, 2015; Commission File No. 001-01011).

10.53*
Change in Control Agreement dated December 22, 2008 between the Registrant and David Denton (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010; Commission File No. 001-01011).

10.54*
Amendment dated as of December 31, 2012 to the Change in Control Agreement dated December 22, 2008 between the Registrant and David Denton (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012; Commission File No. 001-01011).

10.55*
Confidential Separation Agreement effective as of June 25, 2018, between the Registrant and David Denton (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018; Commission File No. 001-01011).

10.56*
Change in Control Agreement dated December 22, 2008 between the Registrant and Jonathan Roberts (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012; Commission File No. 001-01011).

10.57*
Amendment dated as of December 31, 2012 to the Change in Control Agreement dated December 22, 2008 between the Registrant and Jonathan Roberts (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012; Commission File No. 001-01011).

10.58*
Restricted Stock Unit Agreement - Annual Grant dated April 1, 2016 between the Registrant and Jonathan C. Roberts (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016; Commission File No. 001-01011).

10.59*
Restrictive Covenant Agreement dated May 20, 2016 between the Registrant and Jonathan C. Roberts (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016; Commission File No. 001-01011).

10.60*
Change in Control Agreement dated December 22, 2008 between the Registrant and Helena Foulkes (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014; Commission File No. 001-01011).

10.61*
Amendment dated as of December 31, 2012 to the Change in Control Agreement between the Registrant and Helena Foulkes (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014; Commission File No. 001-01011).

10.62*
Change in Control Agreement dated October 1, 2012 between the Registrant and Thomas Moriarity (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015; Commission File No. 001-01011).

10.63*
Restrictive Covenant Agreement dated June 1, 2014 between the Registrant and Thomas Moriarity (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015; Commission File No. 001-01011).

13	Annual Report to security holders, Form 10-Q or quarterly report to security holders
13.1	Portions of the 2018 Annual Report to Stockholders of CVS Health Corporation, which are specifically designated in this Annual Report on Form 10-K as being incorporated by reference.

21	Subsidiaries of the registrant
21.1	Subsidiaries of CVS Health Corporation.

23	Consents of experts and counsel
23.1	Consent of Ernst & Young LLP.

31	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification by the Chief Executive Officer.
31.2	Certification by the Chief Financial Officer.

32	Section 1350 Certifications
32.1	Certification by the Chief Executive Officer.
32.2	Certification by the Chief Financial Officer.

101	Interactive Data File
101
The following materials from the CVS Health Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity and (vi) the related Notes to Consolidated Financial Statements.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CVS HEALTH CORPORATION
Date:	February 28, 2019	By:	/s/ EVA C. BORATTO
Eva C. Boratto
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ FERNANDO AGUIRRE	Director	February 28, 2019
Fernando Aguirre

/s/ MARK T. BERTOLINI	Director	February 28, 2019
Mark T. Bertolini

/s/ RICHARD M. BRACKEN	Director	February 28, 2019
Richard M. Bracken

/s/ C. DAVID BROWN II	Director	February 28, 2019
C. David Brown II

/s/ EVA C. BORATTO	Executive Vice President and Chief Financial	February 28, 2019
Eva C. Boratto	Officer (Principal Financial Officer)

/s/ JAMES D. CLARK	Senior Vice President - Controller and Chief	February 28, 2019
James D. Clark	Accounting Officer (Principal Accounting Officer)

/s/ ALECIA A. DECOUDREAUX	Director	February 28, 2019
Alecia A. DeCoudreaux

/s/ NANCY-ANN M. DEPARLE	Director	February 28, 2019
Nancy-Ann M. DeParle

/s/ DAVID W. DORMAN	Chair of the Board and Director	February 28, 2019
David W. Dorman

/s/ ROGER N. FARAH	Director	February 28, 2019
Roger N. Farah

/s/ ANNE M. FINUCANE	Director	February 28, 2019
Anne M. Finucane

/s/ EDWARD J. LUDWIG	Director	February 28, 2019
Edward J. Ludwig

/s/ LARRY J. MERLO	President and Chief Executive Officer	February 28, 2019
Larry J. Merlo	(Principal Executive Officer) and Director

/s/ JEAN-PIERRE MILLON	Director	February 28, 2019
Jean-Pierre Millon

/s/ MARY L. SCHAPIRO	Director	February 28, 2019
Mary L. Schapiro

/s/ RICHARD J. SWIFT	Director	February 28, 2019
Richard J. Swift

/s/ WILLIAM C. WELDON	Director	February 28, 2019
William C. Weldon

/s/ TONY L. WHITE	Director	February 28, 2019
Tony L. White