Form 10-Q
period 2019-03-31
CVS HEALTH Corp
filed 2019-05-01
CIK 64803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to_________

Commission File Number: 001-01011
CVS HEALTH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	05-0494040 (I.R.S. Employer Identification No.)
One CVS Drive, Woonsocket, Rhode Island (Address of principal executive offices)	02895 (Zip Code)
(401) 765-1500
(Registrant’s telephone number, including area code)

Former name, former address and former fiscal year, if changed since last report: N/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

There were 1,299,092,100 shares of the registrant’s voting common stock with a par value of $0.01 per share outstanding at April 23, 2019.

Form 10-Q Table of Contents

Part I.	Financial Information

Item 1.	Financial Statements

Index to Consolidated Financial Statements

CVS Health Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
In millions, except per share amounts	2019	2018
Revenues:
Products	$43,343	$44,049
Premiums	16,282	1,306
Services	1,772	338
Net investment income	249	50
Total revenues	61,646	45,743
Operating costs:
Cost of products sold	37,247	37,505
Benefit costs	13,459	1,329
Operating expenses	8,250	4,913
Total operating costs	58,956	43,747
Operating income	2,690	1,996
Interest expense	782	523
Other expense (income)	(31)	3
Income before income tax provision	1,939	1,470
Income tax provision	512	472
Net income	1,427	998
Net income attributable to noncontrolling interests	(6)	—
Net income attributable to CVS Health	$1,421	$998

Net income per share attributable to CVS Health:
Basic	$1.09	$0.98
Diluted	$1.09	$0.98
Weighted average shares outstanding:
Basic	1,298	1,016
Diluted	1,302	1,019
Dividends declared per share	$0.50	$0.50

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Consolidated Financial Statements

CVS Health Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
In millions	2019	2018
Net income	$1,427	$998
Other comprehensive income (loss), net of tax:
Net unrealized investment gains	334	—
Foreign currency translation adjustments	1	1
Net cash flow hedges	(4)	343
Other comprehensive income	331	344
Comprehensive income	1,758	1,342
Comprehensive income attributable to noncontrolling interests	(6)	—
Comprehensive income attributable to CVS Health	$1,752	$1,342

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Consolidated Financial Statements

CVS Health Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

In millions, except per share amounts	March 31, 2019	December 31, 2018
Assets:
Cash and cash equivalents	$5,896	$4,059
Investments	2,426	2,522
Accounts receivable, net	19,509	17,631
Inventories	15,448	16,450
Other current assets	4,578	4,581
Total current assets	47,857	45,243
Long-term investments	16,410	15,732
Property and equipment, net	11,348	11,349
Operating lease right-of-use assets	20,992	—
Goodwill	79,075	78,678
Intangible assets, net	35,147	36,524
Separate accounts assets	4,074	3,884
Other assets	4,865	5,046
Total assets	$219,768	$196,456

Liabilities:
Accounts payable	$8,290	$8,925
Pharmacy claims and discounts payable	11,827	11,365
Health care costs payable	6,701	6,147
Policyholders’ funds	2,732	2,939
Accrued expenses	10,443	10,711
Other insurance liabilities	1,937	1,937
Current portion of operating lease liabilities	1,803	—
Short-term debt	3,005	720
Current portion of long-term debt	3,893	1,265
Total current liabilities	50,631	44,009
Long-term operating lease liabilities	18,961	—
Long-term debt	67,888	71,444
Deferred income taxes	7,540	7,677
Separate accounts liabilities	4,074	3,884
Other long-term insurance liabilities	8,052	8,119
Other long-term liabilities	2,616	2,780
Total liabilities	159,762	137,913

Shareholders’ equity:
Preferred stock, par value $0.01: 0.1 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01: 3,200 shares authorized; 1,722 shares issued and 1,298 shares outstanding at March 31, 2019 and 1,720 shares issued and 1,295 shares outstanding at December 31, 2018	45,615	45,440
Treasury stock, at cost: 424 shares at March 31, 2019 and 425 shares at December 31, 2018	(28,221)	(28,228)
Retained earnings	41,859	40,911
Accumulated other comprehensive income	433	102
Total CVS Health shareholders’ equity	59,686	58,225
Noncontrolling interests	320	318
Total shareholders’ equity	60,006	58,543
Total liabilities and shareholders’ equity	$219,768	$196,456

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Consolidated Financial Statements

CVS Health Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
In millions	2019	2018
Cash flows from operating activities:
Cash receipts from customers	$58,873	$43,369
Cash paid for inventory and prescriptions dispensed by retail network pharmacies	(35,645)	(35,102)
Insurance benefits paid	(12,951)	(1,093)
Cash paid to other suppliers and employees	(7,403)	(4,271)
Interest and investment income received	250	50
Interest paid	(1,123)	(545)
Income taxes paid	(53)	(53)
Net cash provided by operating activities	1,948	2,355

Cash flows from investing activities:
Proceeds from sales and maturities of investments	1,986	10
Purchases of investments	(2,047)	(33)
Purchases of property and equipment	(716)	(482)
Acquisitions (net of cash acquired)	(124)	(353)
Proceeds from sale of subsidiary	—	725
Other	10	2
Net cash used in investing activities	(891)	(131)

Cash flows from financing activities:
Net borrowings (repayments) of short-term debt	2,285	(1,276)
Proceeds from issuance of long-term debt	—	39,376
Repayments of long-term debt	(882)	(1)
Derivative settlements	—	446
Dividends paid	(649)	(508)
Proceeds from exercise of stock options	101	107
Payments for taxes related to net share settlement of equity awards	(44)	(4)
Other	5	—
Net cash provided by financing activities	816	38,140
Net increase in cash, cash equivalents and restricted cash	1,873	40,364
Cash, cash equivalents and restricted cash at the beginning of the period	4,295	1,900
Cash, cash equivalents and restricted cash at the end of the period	$6,168	$42,264

Index to Consolidated Financial Statements

CVS Health Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
In millions	2019	2018
Reconciliation of net income to net cash provided by operating activities:
Net income	$1,427	$998
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,111	644
Stock-based compensation	114	55
Deferred income taxes and other noncash items	153	62
Change in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(1,989)	(857)
Inventories	1,001	464
Other assets	(389)	(57)
Accounts payable and pharmacy claims and discounts payable	(22)	(178)
Health care costs payable and other insurance liabilities	553	236
Other liabilities	(11)	988
Net cash provided by operating activities	$1,948	$2,355

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Consolidated Financial Statements

CVS Health Corporation
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

			Attributable to CVS Health
	Number of shares outstanding		Common			Accumulated	Total
			Stock and			Other	CVS Health
	Common	Treasury	Capital	Treasury	Retained	Comprehensive	Shareholders’	Noncontrolling	Total
In millions	Shares	Shares (1)	Surplus (2)	Stock (1)	Earnings	Income (Loss)	Equity	Interests	Equity
Three Months Ended March 31, 2019
Balance at December 31, 2018	1,720	(425)	$45,440	$(28,228)	$40,911	$102	$58,225	$318	$58,543
Adoption of new accounting standard (Note 1)	—	—	—	—	178	—	178	—	178
Net income	—	—	—	—	1,421	—	1,421	6	1,427
Other comprehensive income (Note 8)	—	—	—	—	—	331	331	—	331
Stock option activity, stock awards and other	2	—	175	—	—	—	175	—	175
Purchase of treasury shares, net of ESPP issuances	—	1	—	7	—	—	7	—	7
Common stock dividends	—	—	—	—	(651)	—	(651)	—	(651)
Other decreases in noncontrolling interests	—	—	—	—	—	—	—	(4)	(4)
Balance at March 31, 2019	1,722	(424)	$45,615	$(28,221)	$41,859	$433	$59,686	$320	$60,006

Three Months Ended March 31, 2018
Balance at December 31, 2017	1,712	(698)	$32,096	$(37,796)	$43,556	$(165)	$37,691	$4	$37,695
Adoption of new accounting standards (3)	—	—	—	—	(6)	(7)	(13)	—	(13)
Net income	—	—	—	—	998	—	998	—	998
Other comprehensive income (Note 8)	—	—	—	—	—	344	344	—	344
Stock option activity, stock awards and other	2	—	112	—	—	—	112	—	112
Purchase of treasury shares, net of ESPP issuances	—	—	—	49	—	—	49	—	49
Common stock dividends	—	—	—	—	(508)	—	(508)	—	(508)
Balance at March 31, 2018	1,714	(698)	$32,208	$(37,747)	$44,040	$172	$38,673	$4	$38,677

_____________________________________________

(1)
Treasury shares include 1 million shares held in trust as of March 31, 2019 and 2018 and December 31, 2018 and 2017. Treasury stock includes $29 million related to shares held in trust as of March 31, 2019 and December 31, 2018, and $31 million related to shares held in trust as of March 31, 2018 and December 31, 2017.

(2)	Common stock and capital surplus includes the par value of common stock of $17 million as of March 31, 2019 and 2018 and December 31, 2018 and 2017.

(3)
Reflects the adoption of ASU 2014-09, Revenue from Contracts with Customers, which resulted in a reduction to retained earnings of $13 million and the adoption of ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which resulted in a reduction to accumulated other comprehensive income and an increase to retained earnings of $7 million.

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements

1.	Significant Accounting Policies

Description of business

CVS Health Corporation, together with its subsidiaries (collectively, “CVS Health,” the “Company,” “we,” “our” or “us”), is the nation’s premier health innovation company helping people on their path to better health. Whether in one of its pharmacies or through its health services and plans, CVS Health is pioneering a bold new approach to total health by making quality care more affordable, accessible, simple and seamless. CVS Health is community-based and locally focused, engaging consumers with the care they need when and where they need it. The Company has more than 9,900 retail locations, approximately 1,100 walk-in medical clinics, a leading pharmacy benefits manager with approximately 94 million plan members, a dedicated senior pharmacy care business serving more than one million patients per year and expanding specialty pharmacy services. CVS Health also serves an estimated 38 million people through traditional, voluntary and consumer-directed health insurance products and related services, including rapidly expanding Medicare Advantage offerings and a leading standalone Medicare Part D prescription drug plan (“PDP”). The Company believes its innovative health care model increases access to quality care, delivers better health outcomes and lowers overall health care costs.

On November 28, 2018 (the “Aetna Acquisition Date”), the Company acquired Aetna Inc. (“Aetna”). As a result of the acquisition of Aetna (the “Aetna Acquisition”), the Company added the Health Care Benefits segment. Certain aspects of Aetna’s operations, including products for which the Company no longer solicits or accepts new customers, such as large case pensions and long-term care insurance products, are included in the Company’s Corporate/Other segment.

Effective for the first quarter of 2019, the Company realigned the composition of its segments to correspond with changes to its operating model and reflect how its Chief Operating Decision Maker (the “CODM”) reviews information and manages the business. As a result of this realignment, the Company’s SilverScript® PDP moved from the Pharmacy Services segment to the Health Care Benefits segment. In addition, the Company moved Aetna’s mail order and specialty pharmacy operations from the Health Care Benefits segment to the Pharmacy Services segment. Segment financial information for the three months ended March 31, 2018, has been retrospectively adjusted to reflect these changes.

The Company has four reportable segments: Pharmacy Services, Retail/LTC, Health Care Benefits and Corporate/Other, which are described below.

Pharmacy Services Segment
The Pharmacy Services segment provides a full range of pharmacy benefit management (“PBM”) solutions, including plan design offerings and administration, formulary management, retail pharmacy network management services, mail order pharmacy, specialty pharmacy and infusion services, clinical services, disease management services and medical spend management. The Pharmacy Services segment’s clients are primarily employers, insurance companies, unions, government employee groups, health plans, PDPs, Medicaid managed care plans, plans offered on public health insurance exchanges (“Public Exchanges”) and private health insurance exchanges, other sponsors of health benefit plans and individuals throughout the United States. The Pharmacy Services segment operates retail specialty pharmacy stores, specialty mail order pharmacies, mail order dispensing pharmacies, compounding pharmacies and branches for infusion and enteral nutrition services.

Retail/LTC Segment
The Retail/LTC segment sells prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products, cosmetics and personal care products, provides health care services through its MinuteClinic® walk-in medical clinics and conducts long-term care (“LTC”) pharmacy operations, which distribute prescription drugs and provide related pharmacy consulting and other ancillary services to chronic care facilities and other care settings. As of March 31, 2019, the Retail/LTC segment operated more than 9,900 retail locations, approximately 1,100 MinuteClinic® locations as well as online retail pharmacy websites, LTC pharmacies and onsite pharmacies.

Health Care Benefits Segment
The Health Care Benefits segment is one of the nation’s leading diversified health care benefits providers, serving an estimated 38 million people as of March 31, 2019. The Health Care Benefits segment has the information and resources to help members, in consultation with their health care professionals, make more informed decisions about their health care. The Health Care Benefits segment offers a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental, behavioral health, medical management capabilities, Medicare Advantage and Medicare Supplement plans, PDPs, Medicaid health care management services, workers’ compensation administrative services and health information technology products and services. The Health Care Benefits segment’s customers include employer groups, individuals, college students, part-time and hourly workers, health plans, health care providers (“providers”), governmental units, government-sponsored plans, labor groups and expatriates. The Company refers to insurance products (where it assumes all or a majority of the risk for medical and dental care costs) as “Insured” and administrative services contract products (where the plan sponsor assumes all or a majority of the risk for medical and dental care costs) as “ASC.”

Corporate/Other Segment
The Company presents the remainder of its financial results in the Corporate/Other segment, which consists of:

•
Management and administrative expenses to support the overall operations of the Company, which include certain aspects of executive management and the corporate relations, legal, compliance, human resources, information technology and finance departments and acquisition-related transaction and integration costs; and

•	Products for which the Company no longer solicits or accepts new customers such as its large case pensions and long-term care insurance products.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CVS Health Corporation and its subsidiaries have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. In accordance with such rules and regulations, certain information and accompanying note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in Exhibit 13.1 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018 (the “2018 Form 10‑K”).

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of CVS Health Corporation and its majority-owned subsidiaries and the variable interest entities (“VIEs”) for which the Company is the primary beneficiary. All material intercompany balances and transactions have been eliminated.

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

Assets and liabilities of VIEs for which the Company is the primary beneficiary were not significant to the Company’s unaudited condensed consolidated financial statements. VIE creditors do not have recourse against the general credit of the Company.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Restricted Cash

Restricted cash included in other current assets in the unaudited condensed consolidated balance sheets represents amounts held in escrow accounts in connection with certain recent acquisitions. Restricted cash included in other assets in the unaudited condensed consolidated balance sheets represents amounts held in a trust in one of the Company’s captive insurance companies to satisfy collateral requirements associated with the assignment of certain insurance polices. All restricted cash is invested in time deposits, money market funds or commercial paper. The following represents a reconciliation of cash and cash equivalents in the unaudited condensed consolidated balance sheets to total cash, cash equivalents and restricted cash in the unaudited condensed consolidated statements of cash flows:

In millions	March 31, 2019	December 31, 2018
Cash and cash equivalents	$5,896	$4,059
Restricted cash (included in other current assets)	6	6
Restricted cash (included in other assets)	266	230
Total cash, cash equivalents and restricted cash in the statements of cash flows	$6,168	$4,295

Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts, customer credit allowances, contractual allowances and estimated terminations. Accounts receivable, net is composed of the following:

In millions	March 31, 2019	December 31, 2018
Trade receivables	$7,158	$6,896
Vendor and manufacturer receivables	8,901	7,655
Premium receivables	2,582	2,259
Other receivables	868	821
Total accounts receivable, net	$19,509	$17,631

Revenue Recognition

The following is a discussion of the Company’s revenue recognition policies by segment.

Pharmacy Services Segment

The Pharmacy Services segment sells prescription drugs directly through its mail service dispensing pharmacies and indirectly through the Company’s retail pharmacy network. The Company’s pharmacy benefit arrangements are accounted for in a manner consistent with a master supply arrangement as there are no contractual minimum volumes and each prescription is considered a separate purchasing decision and distinct performance obligation transferred at a point in time. PBM services performed in connection with each prescription claim are considered part of a single performance obligation which culminates in the dispensing of prescription drugs.

The Company recognizes revenue using the gross method at the contract price negotiated with its clients when the Company has concluded it controls the prescription drug before it is transferred to the client plan members. The Company controls prescriptions dispensed indirectly through its retail pharmacy network because it has separate contractual arrangements with those pharmacies, has discretion in setting the price for the transaction and assumes primary responsibility for fulfilling the promise to provide prescription drugs to its client plan members while also performing the related PBM services.

Revenues include (i) the portion of the price the client pays directly to the Pharmacy Services segment, net of any discounts earned on brand name drugs or other discounts and refunds paid back to the client (see “Drug Discounts” and “Guarantees” below), (ii) the price paid to the Pharmacy Services segment by client plan members for mail order prescriptions and the price paid to retail network pharmacies by client plan members for retail prescriptions (“Retail Co-Payments”), and (iii) claims based administrative fees for retail pharmacy network contracts. Sales taxes are not included in revenue.

The Company recognizes revenue when control of the prescription drugs is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those prescription drugs. The following revenue recognition policies have been established for the Pharmacy Services segment:

•
Revenues generated from prescription drugs sold by mail service dispensing pharmacies are recognized when the prescription drug is delivered to the client plan member. At the time of delivery, the Company has performed substantially all of its performance obligations under its client contracts and does not experience a significant level of returns or reshipments.

•
Revenues generated from prescription drugs sold by third-party pharmacies in the Company’s retail pharmacy network and associated administrative fees are recognized at the Company’s point-of-sale, which is when the claim is adjudicated by the Company’s online claims processing system and the Company has transferred control of the prescription drug and performed all of its performance obligations.

For contracts under which the Pharmacy Services segment acts as an agent or does not control the prescription drugs prior to transfer to the client plan member, revenue is recognized using the net method.

Drug Discounts
The Pharmacy Services segment records revenue net of manufacturers’ rebates earned by its clients based on their plan members’ utilization of brand name formulary drugs. The Pharmacy Services segment estimates these rebates at period-end based on actual and estimated claims data and its estimates of the manufacturers’ rebates earned by its clients. The estimates are based on the best available data at period-end and recent history for the various factors that can affect the amount of rebates due to the client. The Pharmacy Services segment adjusts its rebates payable to clients to the actual amounts paid when these rebates are paid or as significant events occur. Any cumulative effect of these adjustments is recorded against revenues as identified. Adjustments generally result from contract changes with clients or manufacturers that have retroactive rebate adjustments, differences between the estimated and actual product mix subject to rebates, or whether the brand name drug was included in the applicable formulary. The effect of adjustments between estimated and actual manufacturers’ rebate amounts has not been material to the Company’s operating results or financial condition.

Guarantees
The Pharmacy Services segment also adjusts revenues for refunds owed to clients resulting from pricing guarantees and performance against defined service and performance metrics. The inputs to these estimates are not subject to a high degree of subjectivity or volatility. The effect of adjustments between estimated and actual pricing and performance refund amounts has not been material to the Company’s operating results or financial condition.

Retail/LTC Segment

Retail Pharmacy
The Company’s retail drugstores recognize revenue at the time the customer takes possession of the merchandise. For pharmacy sales, each prescription claim is its own arrangement with the customer and is a performance obligation, separate and distinct from other prescription claims under other retail network arrangements. Revenues are adjusted for refunds owed to third party payers for pricing guarantees and performance against defined value-based service and performance metrics. The inputs to these estimates are not subject to a high degree of subjectivity or volatility. The effect of adjustments between estimated and actual pricing and performance refund amounts has not been material to the Company’s operating results or financial condition.

Revenue from Company gift cards purchased by customers is deferred as a contract liability until goods or services are transferred. Any amounts not expected to be redeemed by customers (i.e., breakage) are recognized based on historical redemption patterns.

Customer returns are not material to the Company’s operating results or financial condition. Sales taxes are not included in revenue.

Loyalty Program
The Company’s customer loyalty program, ExtraCare®, consists of two components, ExtraSavingsTM and ExtraBucks® Rewards. ExtraSavings are coupons that are recorded as a reduction of revenue when redeemed as the Company has concluded that they do not represent a promise to the customer to deliver additional goods or services at the time of issuance because they are not tied to a specific transaction or spending level.

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

Long-term Care
Revenue is recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods or services. Each prescription claim represents a separate performance obligation of the Company, separate and distinct from other prescription claims under customer arrangements. A significant portion of Long-term Care revenue from sales of pharmaceutical and medical products is reimbursed by the federal Medicare Part D program and, to a lesser extent, state Medicaid programs. The Company monitors its revenues and receivables from these reimbursement sources, as well as other third-party insurance payors, and reduces revenue at the revenue recognition date to properly account for the variable consideration due to anticipated differences between billed and reimbursed amounts. Accordingly, the total revenues and receivables reported in the Company’s unaudited condensed consolidated financial statements are recorded at the amount expected to be ultimately received from these payors.

Patient co-payments associated with Medicare Part D, certain state Medicaid programs, Medicare Part B and certain third-party payors are typically not collected at the time products are delivered or services are rendered, but are billed to the individuals as part of normal billing procedures and subject to normal accounts receivable collections procedures.

Walk-In Medical Clinics
For services provided by the Company’s walk-in medical clinics, revenue recognition occurs for completed services provided to patients, with adjustments taken for third-party payor contractual obligations and patient direct bill historical collection rates.

Health Care Benefits Segment

Premium Revenue
Premiums are recognized as revenue in the month in which the enrollee is entitled to receive health care services. Premiums are reported net of an allowance for estimated terminations and uncollectible amounts. Additionally, premium revenue subject to the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010’s (as amended, collectively, the “ACA’s”) minimum medical loss ratio (“MLR”) rebate requirements is recorded net of the estimated minimum MLR rebates for the current calendar year. Premiums related to unexpired contractual coverage periods (unearned premiums) are reported as other insurance liabilities on the unaudited condensed consolidated balance sheets and recognized as revenue when earned.

Some of the Company’s contracts allow for premiums to be adjusted to reflect actual experience or the relative health status of Insured members. Such adjustments are reasonably estimable at the outset of the contract, and adjustments to those estimates are made based on actual experience of the customer emerging under the contract and the terms of the underlying contract.

Services Revenue
Services revenue relates to contracts that can include various combinations of services or series of services which generally are capable of being distinct and accounted for as separate performance obligations. Health Care Benefits segment services revenue consists of the following components:

•
ASC fees are received in exchange for performing certain claim processing and member services for ASC members. ASC fee revenue is recognized over the period the service is provided. Some of the Company’s administrative services contracts include guarantees with respect to certain functions, such as customer service response time, claim processing accuracy and claim processing turnaround time, as well as certain guarantees that a plan sponsor’s benefit claim experience will fall within a certain range. With any of these guarantees, the Company is financially at risk if the conditions of the arrangements are not met, although the maximum amount at risk is typically limited to a percentage of the fees otherwise payable to the Company by the customer involved. Each period the Company estimates its obligations under the terms of these guarantees and records its estimate as an offset to service revenues.

•	Workers’ compensation administrative services consist of fee-based managed care services. Workers’ compensation administrative services revenue is recognized once the service is provided.

Disaggregation of Revenue
The following table disaggregates the Company’s revenue by major source in each segment for the three months ended March 31, 2019 and 2018:

	Pharmacy	Retail/	Health Care	Corporate/	Intersegment	Consolidated
In millions	Services	LTC	Benefits	Other	Eliminations	Totals
Three Months Ended March 31, 2019
Major goods/services lines:
Pharmacy	$33,413	$16,118	$—	$—	$(11,007)	$38,524
Front Store	—	4,799	—	—	—	4,799
Premiums	—	—	16,259	23	—	16,282
Net investment income	—	—	164	85	—	249
Other	145	198	1,447	2	—	1,792
Total	$33,558	$21,115	$17,870	$110	$(11,007)	$61,646

Pharmacy Services distribution channel:
Pharmacy network (1)	$21,574
Mail choice (2)	11,839
Other	145
Total	$33,558

Three Months Ended March 31, 2018
Major goods/services lines:
Pharmacy	$32,406	$15,500	$—	$—	$(8,601)	$39,305
Front Store	—	4,726	—	—	—	4,726
Premiums	—	—	1,306	—	—	1,306
Net investment income	—	—	2	48	—	50
Other	140	206	10	—	—	356
Total	$32,546	$20,432	$1,318	$48	$(8,601)	$45,743

Pharmacy Services distribution channel:
Pharmacy network (1)	$21,198
Mail choice (2)	11,208
Other	140
Total	$32,546
_____________________________________________

(1)
Pharmacy Services pharmacy network is defined as claims filled at retail and specialty retail pharmacies, including the Company’s retail pharmacies and LTC pharmacies, but excluding Maintenance Choice® activity, which is included within the mail choice category.

(2)
Pharmacy Services mail choice is defined as claims filled at a Pharmacy Services mail facility, which includes specialty mail claims inclusive of Specialty Connect® claims picked up at a CVS Pharmacy retail store, as well as prescriptions filled at the Company’s retail pharmacies under the Maintenance Choice program, which permits eligible client plan members to fill their maintenance prescriptions through mail order delivery or at a CVS Pharmacy retail store for the same price as mail order.

Contract Balances
Contract liabilities primarily represent the Company’s obligation to transfer additional goods or services to a customer for which the Company has received consideration, for example ExtraBucks® Rewards and unredeemed Company gift cards. The consideration received remains a contract liability until goods or services have been provided to the customer. In addition, the Company recognizes breakage on Company gift cards based on historical redemption patterns.

The following table provides information about receivables and contract liabilities from contracts with customers:

In millions	March 31, 2019	December 31, 2018
Trade receivables (included in accounts receivable, net)	$7,158	$6,896
Contract liabilities (included in accrued expenses)	75	67

During the three months ended March 31, 2019, the contract liabilities balance includes increases related to customers’ earnings in ExtraBucks Rewards or issuances of Company gift cards and decreases for revenues recognized during the period as a result of the redemption of ExtraBucks Rewards or Company gift cards and breakage of Company gift cards. Below is a summary of such changes:

In millions
Balance at December 31, 2018	$67
Loyalty program earnings and gift card issuances	90
Redemption and breakage	(82)
Balance at March 31, 2019	$75

Related Party Transactions

The Company has an equity method investment in SureScripts, LLC (“SureScripts”), which operates a clinical health information network. The Company utilizes this clinical health information network in providing services to its client plan members and retail customers. The Company expensed fees for the use of this network of approximately $10 million and $22 million in the three months ended March 31, 2019 and 2018, respectively. The Company’s investment in and equity in the earnings of SureScripts for all periods presented is immaterial.

The Company has an equity method investment in Heartland Healthcare Services (“Heartland”). Heartland operates several LTC pharmacies in four states. Heartland paid the Company approximately $25 million and $35 million for pharmaceutical inventory purchases during the three months ended March 31, 2019 and 2018, respectively. Additionally, the Company performs certain collection functions for Heartland and then passes those customer cash collections back to Heartland. The Company’s investment in and equity in the earnings of Heartland for all periods presented is immaterial.

New Accounting Pronouncements Recently Adopted

Leases
In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-02, Leases (Topic 842). Lessees are required to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability is equal to the present value of lease payments. The asset is based on the liability, subject to certain adjustments, such as for initial direct costs. For income statement purposes, a dual model was retained, requiring leases to be classified as either operating or finance leases. Operating leases result in straight-line expense (similar to operating leases under the prior accounting standard) while finance leases result in a front-loaded expense pattern (similar to capital leases under the prior accounting standard). Lessor accounting is similar to the prior model, but updated to align with certain changes to the lessee model (e.g., certain definitions, such as initial direct costs, have been updated) and the new revenue recognition standard that was adopted in 2018.

The Company adopted this new accounting standard on January 1, 2019 on a modified retrospective basis and applied the new standard to all leases through a cumulative-effect adjustment to beginning retained earnings. As a result, comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which includes, among other things, the ability to carry forward the existing lease classification. On January 1, 2019, the Company recorded an after-tax transition adjustment to increase retained earnings by approximately $178 million ($241 million prior to tax effect). The new standard had a material impact on the unaudited condensed consolidated balance sheet, but did not materially impact the Company’s consolidated operating results and had no impact on the Company’s cash flows.

The following is a discussion of the Company’s lease policy under the new lease accounting standard:

The Company determines if an arrangement contains a lease at the inception of a contract. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of the remaining future minimum lease payments. As the interest rate implicit in the Company’s leases is not readily determinable, the Company utilizes its incremental borrowing rate, determined by class of underlying asset, to discount the lease payments. The operating lease right-of-use assets also include lease payments made before commencement and exclude lease incentives.

The Company’s real estate leases typically contain options that permit renewals for additional periods of up to five years each. For real estate leases, the options to extend are not considered reasonably certain at lease commencement because the Company reevaluates each lease on a regular basis to consider the economic and strategic incentives of exercising the renewal options, and regularly opens or closes stores to align with its operating strategy. Generally, the renewal option periods are not included within the lease term and the associated payments are not included in the measurement of the right-of-use asset and lease liability. Similarly, renewal options are not included in the lease term for non-real estate leases because they are not considered reasonably certain of being exercised at lease commencement. Leases with an initial term of 12 months or less are not recorded on the balance sheets and lease expense is recognized on a straight-line basis over the term of the short-term lease.

For real estate leases, the Company accounts for lease components and nonlease components as a single lease component. Certain real estate leases require additional payments based on sales volume, as well as reimbursement for real estate taxes, common area maintenance and insurance, which are expensed as incurred as variable lease costs. Other real estate leases contain one fixed lease payment that includes real estate taxes, common area maintenance and insurance. These fixed payments are considered part of the lease payment and included in the right-of-use assets and lease liabilities.

See Note 5 ‘‘Leases’’ for additional information.

Impact of New Lease Standard on Balance Sheet Line Items
As a result of applying the new lease standard using a modified retrospective method, the following adjustments were made to accounts on the condensed consolidated balance sheet as of January 1, 2019:

	Impact of Change in Accounting Policy
	As Reported		Adjusted
In millions	December 31, 2018	Adjustments	January 1, 2019
Condensed Consolidated Balance Sheets:
Other current assets	$4,581	$(48)	$4,533
Total current assets	45,243	(48)	45,195
Property and equipment, net	11,349	11	11,360
Operating lease right-of-use assets	—	20,987	20,987
Intangible assets, net	36,524	(217)	36,307
Other assets	5,046	(521)	4,525
Total assets	196,456	20,212	216,668
Accrued expenses	10,711	(52)	10,659
Current portion of operating lease liabilities	—	1,803	1,803
Current portion of long-term debt	1,265	2	1,267
Total current liabilities	44,009	1,753	45,762
Long-term operating lease liabilities	—	18,832	18,832
Long-term debt	71,444	(96)	71,348
Deferred income taxes	7,677	63	7,740
Other long-term liabilities	2,780	(518)	2,262
Total liabilities	137,913	20,034	157,947
Retained earnings	40,911	178	41,089
Total CVS Health shareholders’ equity	58,225	178	58,403
Total shareholders’ equity	58,543	178	58,721

Accounting for Interest Associated with the Purchase of Callable Debt Securities
In March 2017, the FASB issued ASU 2017-08, Accounting for Interest Associated with the Purchase of Callable Debt Securities (Topic 310). Under this standard, premiums on callable debt securities are amortized to the earliest call date rather than to the contractual maturity date. Callable debt securities held at a discount will continue to be amortized to the contractual maturity date. The Company adopted this new accounting guidance on January 1, 2019 on a modified retrospective basis and recorded an immaterial cumulative effect adjustment from accumulated other comprehensive income to retained earnings on the condensed consolidated balance sheet.

New Accounting Pronouncements Not Yet Adopted

Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). This standard requires the use of a forward-looking expected loss impairment model for trade and other receivables, held-to-maturity debt securities, loans and other instruments. This standard also requires impairments and recoveries for available-for-sale debt securities to be recorded through an allowance account and revises certain disclosure requirements. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the effect that implementation of this standard will have on the Company’s consolidated operating results, cash flows, financial condition and related disclosures.

Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and other - Internal-Use Software (Topic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. This standard requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Topic 350-40 to determine which implementation costs to capitalize as assets. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the effect that implementation of this standard will have on the Company’s consolidated operating results, cash flows, financial condition and related disclosures.

Targeted Improvements to the Accounting for Long-Duration Insurance Contracts
In August 2018, the FASB issued ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts (Topic 944). This standard requires the Company to review cash flow assumptions for its long-duration insurance contracts at least annually and recognize the effect of changes in future cash flow assumptions in net income. This standard also requires the Company to update discount rate assumptions quarterly and recognize the effect of changes in these assumptions in other comprehensive income. The rate used to discount the Company’s liability for future policy benefits will be based on an estimate of the yield for an upper-medium-grade fixed-income instrument. In addition, this standard changes the amortization method for deferred acquisition costs and requires additional disclosures regarding the long duration insurance contract liabilities in the Company’s interim and annual financial statements. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is currently evaluating the effect that implementation of this standard will have on the Company’s consolidated operating results, cash flows, financial condition and related disclosures.

2.	Acquisition of Aetna

On the Aetna Acquisition Date, the Company acquired 100% of the outstanding shares and voting interests of Aetna for a combination of cash and stock. Under the terms of the merger agreement, Aetna shareholders received $145.00 in cash and 0.8378 CVS Health shares for each Aetna share. The transaction valued Aetna at approximately $212 per share or approximately $70 billion. Including the assumption of Aetna’s debt, the total value of the transaction was approximately $78 billion. The Company financed the cash portion of the purchase price through a combination of cash on hand and by issuing approximately $45 billion of new debt, including senior notes and term loans. Aetna is a leading health care benefits company that offers a broad range of traditional, voluntary, and consumer-directed health insurance products and related services. The Company acquired Aetna to help improve the consumer health care experience by combining Aetna’s health care benefits products and services with CVS Health’s more than 9,900 retail locations, approximately 1,100 walk-in medical clinics and integrated pharmacy capabilities with the goal of becoming the new, trusted front door to health care.

The transaction has been accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and liabilities assumed to be recognized at their fair values at the date of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

In millions
Cash and cash equivalents	$6,565
Accounts receivable	4,089
Other current assets	3,896
Investments (current and long-term)	17,984
Goodwill	47,082
Intangible assets	23,086
Other long-term assets	8,249
Total assets acquired	110,951
Health care costs payable	5,293
Other current liabilities	9,982
Debt (current and long-term)	8,098
Deferred income taxes	4,414
Other long-term liabilities	13,078
Total liabilities assumed	40,865
Noncontrolling interests	320
Total consideration transferred	$69,766

The assessment of fair value is preliminary and is based on information that was available to management at the time the unaudited condensed consolidated financial statements were prepared. The most significant open items included the valuation of certain intangible assets, the accounting for income taxes and the accounting for contingencies as management is awaiting additional information to complete its assessment of these matters. Measurement period adjustments will be recorded in the period in which they are determined, as if they had been completed at the acquisition date. Measurement period adjustments to assets acquired and liabilities assumed during the three months ended March 31, 2019 primarily related to additional information received related to certain valuations and contingencies and the related impact on the accounting for income taxes and goodwill. There were no material income statement measurement period adjustments recorded during the three months ended March 31, 2019.

Unaudited pro forma financial information
The following unaudited pro forma information presents a summary of the Company’s combined operating results for the three months March 31, 2018 as if the Aetna acquisition and the related financing transactions had occurred on January 1, 2017. The following pro forma financial information is not necessarily indicative of the Company’s operating results as they would have been had the acquisition been effected on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, basic shares outstanding and dilutive equivalents, cost savings from operating efficiencies, potential synergies, and the impact of incremental costs incurred in integrating the businesses.

In millions, except per share amounts
Total revenues	$59,093
Net income attributable to CVS Health	1,807
Net income per share attributable to CVS Health:
Basic	$1.40
Diluted	$1.39

The pro forma results for the three months ended March 31, 2018 include adjustments related to the following purchase accounting and acquisition-related items:

•	Elimination of intercompany transactions between CVS Health and Aetna;

•
Elimination of estimated foregone interest income associated with (i) cash assumed to have been used to partially fund the Aetna Acquisition and (ii) adjusting the amortized cost of Aetna’s investment portfolio to fair value as of the completion of the Aetna Acquisition;

•
Elimination of historical intangible asset, deferred acquisition cost and capitalized software amortization expense and addition of amortization expense based on the current preliminary values of identified intangible assets;

•	Additional interest expense from (i) the long-term debt issued to partially fund the Aetna Acquisition and (ii) the amortization of the fair value adjustment to assumed long-term debt.

•	Additional depreciation expense related to the adjustment of Aetna’s property and equipment to fair value;

•	Adjustments to align CVS Health’s and Aetna’s accounting policies;

•	Elimination of transaction related costs; and

•	Tax effects of the adjustments noted above.

3.	Investments

Total investments at March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019			December 31, 2018
In millions	Current	Long-term	Total	Current	Long-term	Total
Debt securities available for sale	$2,286	$13,611	$15,897	$2,359	$12,896	$15,255
Mortgage loans	123	1,215	1,338	145	1,216	1,361
Other investments	17	1,584	1,601	18	1,620	1,638
Total investments	$2,426	$16,410	$18,836	$2,522	$15,732	$18,254

Debt Securities
Debt securities available for sale at March 31, 2019 and December 31, 2018 were as follows:

In millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2019
Debt securities:
U.S. government securities	$1,704	$40	$—	$1,744
States, municipalities and political subdivisions	2,246	71	—	2,317
U.S. corporate securities	6,777	288	(1)	7,064
Foreign securities	2,243	110	—	2,353
Residential mortgage-backed securities	577	18	—	595
Commercial mortgage-backed securities	608	29	—	637
Other asset-backed securities	1,148	8	(7)	1,149
Redeemable preferred securities	32	6	—	38
Total debt securities (1)	$15,335	$570	$(8)	$15,897

December 31, 2018
Debt securities:
U.S. government securities	$1,662	$26	$—	$1,688
States, municipalities and political subdivisions	2,370	30	(1)	2,399
U.S. corporate securities	6,444	61	(16)	6,489
Foreign securities	2,355	31	(3)	2,383
Residential mortgage-backed securities	567	10	—	577
Commercial mortgage-backed securities	594	11	—	605
Other asset-backed securities	1,097	3	(15)	1,085
Redeemable preferred securities	30	—	(1)	29
Total debt securities (1)	$15,119	$172	$(36)	$15,255

_____________________________________________

(1)
Investment risks associated with the Company’s experience-rated products generally do not impact the Company’s consolidated operating results. At March 31, 2019, debt securities with a fair value of $939 million, gross unrealized capital gains of $45 million and no gross unrealized capital losses and at December 31, 2018, debt securities with a fair value of $916 million, gross unrealized capital gains of $12 million and gross unrealized capital losses of $2 million were included in total debt securities, but support experience-rated products. Changes in net unrealized capital gains (losses) on these securities are not reflected in accumulated other comprehensive income.

The fair value of debt securities at March 31, 2019 is shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or the Company intends to sell a security prior to maturity.

In millions	Amortized Cost	Fair Value
Due to mature:
Less than one year	$990	$993
One year through five years	5,511	5,630
After five years through ten years	2,991	3,125
Greater than ten years	3,510	3,768
Residential mortgage-backed securities	577	595
Commercial mortgage-backed securities	608	637
Other asset-backed securities	1,148	1,149
Total	$15,335	$15,897

Summarized below are the debt securities the Company held at March 31, 2019 and December 31, 2018 that were in an unrealized capital loss position:

In millions, except number of securities	Number of Securities	Fair Value	Unrealized Losses
March 31, 2019
Debt securities:
U.S. government securities	12	$30	$—
States, municipalities and political subdivisions	26	39	—
U.S. corporate securities	70	94	1
Foreign securities	39	47	—
Residential mortgage-backed securities	23	—	—
Commercial mortgage-backed securities	1	2	—
Other asset-backed securities	487	486	7
Redeemable preferred securities	1	6	—
Total debt securities	659	$704	$8

December 31, 2018
Debt securities:
U.S. government securities	8	$26	$—
States, municipalities and political subdivisions	54	86	1
U.S. corporate securities	1,399	1,431	16
Foreign securities	243	314	3
Residential mortgage-backed securities	45	1	—
Other asset-backed securities	516	528	15
Redeemable preferred securities	14	23	1
Total debt securities	2,279	$2,409	$36

Since Aetna’s investment portfolio was measured at fair value as of the Aetna Acquisition Date, each of the securities in the table above were in an unrealized loss position for less than 12 months. The Company reviewed the securities in the tables above and concluded that these are performing assets generating investment income to support the needs of the Company’s business. In performing this review, the Company considered factors such as the quality of the investment security based on research performed by the Company’s internal credit analysts and external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery. As of March 31, 2019, the Company did not intend to sell these securities, and did not believe it was more likely than not that it would be required to sell these securities prior to anticipated recovery of their amortized cost basis.

The maturity dates for debt securities in an unrealized capital loss position at March 31, 2019 were as follows:

	Supporting experience-rated products		Supporting remaining products		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Due to mature:
Less than one year	$1	$—	$20	$—	$21	$—
One year through five years	—	—	43	1	43	1
After five years through ten years	6	—	82	—	88	—
Greater than ten years	4	—	60	—	64	—
Residential mortgage-backed securities	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	2	—	2	—
Other asset-backed securities	—	—	486	7	486	7
Total	$11	$—	$693	$8	$704	$8

Mortgage Loans
The Company’s mortgage loans are collateralized by commercial real estate. The Company did not have any mortgage loans during the three months ended March 31, 2018. During the three months ended March 31, 2019, the Company had the following activity in its mortgage loan portfolio:

In millions
New mortgage loans	$41
Mortgage loans fully repaid	52
Mortgage loans foreclosed	—

The Company assesses mortgage loans on a regular basis for credit impairments, and annually assigns a credit quality indicator to each loan. The Company’s credit quality indicator is internally developed and categorizes its portfolio on a scale from 1 to 7. These indicators are based upon several factors, including current loan to value ratios, property condition, market trends, creditworthiness of the borrower and deal structure. The vast majority of the Company’s mortgage loans fall into categories 2 to 4.

•	Category 1 - Represents loans of superior quality.

•	Categories 2 to 4 - Represent loans where credit risk is minimal to acceptable; however, these loans may display some susceptibility to economic changes.

•	Categories 5 and 6 - Represent loans where credit risk is not substantial, but these loans warrant management’s close attention.

•	Category 7 - Represents loans where collections are potentially at risk; if necessary, an impairment is recorded.

Based upon the most recent assessments at March 31, 2019 and December 31, 2018, the Company’s mortgage loans were given the following credit quality indicators:

In millions, except credit ratings indicator	March 31, 2019	December 31, 2018
1	$41	$42
2 to 4	1,283	1,301
5 and 6	14	18
7	—	—
Total	$1,338	$1,361

Net Investment Income
Sources of net investment income for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
In millions	2019	2018
Debt securities	$156	$50
Mortgage loans	17	—
Other investments	26	—
Gross investment income	199	50
Investment expenses	(9)	—
Net investment income (excluding net realized capital gains or losses)	190	50
Net realized capital gains (1)	59	—
Net investment income (2)	$249	$50

_____________________________________________

(1)
Other-than-temporary impairment (“OTTI”) losses on debt securities recognized in the unaudited condensed consolidated statements of operations were $7 million for the three months ended March 31, 2019. There were no OTTI losses on debt securities for the three months ended March 31, 2018.

(2)
Net investment income includes $11 million for the three months ended March 31, 2019 related to investments supporting experience-rated products. The Company had no investments supporting experience-rated products during the three months ended March 31, 2018.

The portion of unrealized capital gains and losses recognized during the three months ended March 31, 2019 related to investments in equity securities held as of the reporting date was not material.

The Company did not have any material proceeds from the sale of available for sale debt securities or related gross realized capital gains or losses for the three months ended March 31, 2018. Excluding amounts related to experience-rated products, proceeds from the sale of available for sale debt securities and the related gross realized capital gains and losses for the three months ended March 31, 2019 were as follows:

In millions
Proceeds from sales	$1,489
Gross realized capital gains	35
Gross realized capital losses	2

4.	Fair Value

The preparation of the Company’s condensed consolidated financial statements in accordance with GAAP requires certain assets and liabilities to be reflected at their fair value and others to be reflected on another basis, such as an adjusted historical cost basis. The Company’s assets and liabilities carried at fair value have been classified within one of three levels of a hierarchy established by GAAP. The following are the levels of the hierarchy and a brief description of the type of valuation information (“valuation inputs”) that qualifies a financial asset or liability for each level:

•	Level 1 – Unadjusted quoted prices for identical assets or liabilities in active markets.

•
Level 2 – Valuation inputs other than Level 1 that are based on observable market data.  These include: quoted prices for similar assets in active markets, quoted prices for identical assets in inactive markets, valuation inputs that are observable that are not prices (such as interest rates and credit risks) and valuation inputs that are derived from or corroborated by observable markets.

•	Level 3 – Developed from unobservable data, reflecting the Company’s assumptions.

For a description of the methods and assumptions that are used to estimate the fair value and determine the fair value hierarchy classification of each class of financial instrument, see Note 4 “Fair Value” of Notes to Consolidated Financial Statements in Exhibit 13.1 to the 2018 Form 10-K.

There were no financial liabilities measured at fair value on a recurring basis on the condensed consolidated balance sheets at March 31, 2019 or December 31, 2018. Financial assets measured at fair value on a recurring basis on the condensed consolidated balance sheets at March 31, 2019 and December 31, 2018 were as follows:

In millions	Level 1	Level 2	Level 3	Total
March 31, 2019
Debt securities:
U.S. government securities	$1,665	$79	$—	$1,744
States, municipalities and political subdivisions	—	2,317	—	2,317
U.S. corporate securities	—	7,006	58	7,064
Foreign securities	—	2,350	3	2,353
Residential mortgage-backed securities	—	595	—	595
Commercial mortgage-backed securities	—	637	—	637
Other asset-backed securities	—	1,149	—	1,149
Redeemable preferred securities	—	27	11	38
Total debt securities	1,665	14,160	72	15,897
Equity securities	9	—	71	80
Total	$1,674	$14,160	$143	$15,977

December 31, 2018
Debt securities:
U.S. government securities	$1,597	$91	$—	$1,688
States, municipalities and political subdivisions	—	2,399	—	2,399
U.S. corporate securities	—	6,422	67	6,489
Foreign securities	—	2,380	3	2,383
Residential mortgage-backed securities	—	577	—	577
Commercial mortgage-backed securities	—	605	—	605
Other asset-backed securities	—	1,085	—	1,085
Redeemable preferred securities	—	22	7	29
Total debt securities	1,597	13,581	77	15,255
Equity securities	19	—	54	73
Total	$1,616	$13,581	$131	$15,328

There were no transfers between Levels 1 and 2 during the three months ended March 31, 2019 or 2018. During the three months ended March 31, 2019 and 2018, there were no transfers into or out of Level 3.

The carrying value and estimated fair value classified by level of fair value hierarchy for financial instruments carried on the condensed consolidated balance sheets at adjusted cost or contract value at March 31, 2019 and December 31, 2018 were as follows:

	Carrying Value	Estimated Fair Value
In millions		Level 1	Level 2	Level 3	Total
March 31, 2019
Assets:
Mortgage loans	$1,338	$—	$—	$1,350	$1,350
Equity securities (1)	135	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	5	—	—	5	5
Without a fixed maturity	377	—	—	364	364
Long-term debt	71,781	72,376	—	—	72,376

December 31, 2018
Assets:
Mortgage loans	$1,361	$—	$—	$1,366	$1,366
Equity securities (1)	140	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	5	—	—	5	5
Without a fixed maturity	382	—	—	357	357
Long-term debt	72,709	71,252	—	—	71,252

_____________________________________________

(1)	It was not practical to estimate the fair value of these cost-method investments as it represents shares of unlisted companies.

Separate Accounts assets related to the Company’s large case pensions products represent funds maintained to meet specific objectives of contract holders. Since contract holders bear the investment risk of these assets, a corresponding Separate Accounts liability has been established equal to the assets. These assets and liabilities are carried at fair value. Separate Accounts financial assets as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019				December 31, 2018
In millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt securities	$983	$2,445	$—	$3,428	$782	$2,500	$4	$3,286
Equity securities	—	3	—	3	—	3	—	3
Common/collective trusts	—	415	—	415	—	404	—	404
Total (1)	$983	$2,863	$—	$3,846	$782	$2,907	$4	$3,693

_____________________________________________

(1)	Excludes $228 million and $191 million of cash and cash equivalents and accounts receivable at March 31, 2019 and December 31, 2018, respectively.

During the three months ended March 31, 2019, the Company had an immaterial amount of Level 3 Separate Accounts financial assets.

5.	Leases

The Company leases most of its retail stores and mail order facilities and certain distribution centers and corporate offices under operating or finance leases, typically with initial terms of 15 to 25 years. The Company also leases certain equipment and other assets under operating or finance leases, typically with initial terms of 3 to 10 years.

The Company maintains certain lease agreements for which the noncancelable contractual term of the pharmacy lease arrangement exceeds the remaining estimated economic life of the buildings being leased. For these pharmacy lease agreements, the Company concluded that for accounting purposes the lease term was the remaining economic life of the buildings. Consequently, most of these individual pharmacy leases are finance leases.

The following table is a summary of the Company’s components of net lease cost for the three months ended March 31, 2019:

In millions
Operating lease cost	$682
Finance lease cost:
Amortization of right-of-use assets	9
Interest on lease liabilities	10
Total finance lease costs	19
Short-term lease costs	6
Variable lease costs	142
Less: sublease income	12
Net lease cost	$837

Supplemental cash flow information related to leases for the three months ended March 31, 2019 is as follows:

In millions
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$670
Operating cash flows paid for interest portion of finance leases	10
Financing cash flows paid for principal portion of finance leases	7
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	556
Finance leases	12

Supplemental balance sheet information related to leases as of March 31, 2019 is as follows:

In millions, except lease term and discount rate
Operating leases:
Operating lease right-of-use assets	$20,992

Current portion of operating lease liabilities	$1,803
Long-term operating lease liabilities	18,961
Total operating lease liabilities	$20,764

Finance leases: (1)
Property and equipment, net	$509

Current portion of long-term debt	$25
Long-term debt	535
Total finance lease liabilities	$560

Weighted average remaining lease term
Operating leases	14.2
Finance leases	20.3

Weighted average discount rate
Operating leases	4.7%
Finance leases	7.5%
_____________________________________________

(1)
Finance lease right-of-use assets are included within property and equipment, net and the respective finance lease liabilities are included in the current portion of long-term debt and long-term debt lines on the unaudited condensed consolidated balance sheets.

The following table summarizes the maturity of lease liabilities under finance and operating leases as of March 31, 2019:

	Finance	Operating
In millions	Leases	Leases (1)	Total
2019 (remaining nine months)	$50	$2,035	$2,085
2020	65	2,612	2,677
2021	62	2,477	2,539
2022	58	2,316	2,374
2023	56	2,203	2,259
Thereafter	786	16,588	17,374
Total lease payments (2)	1,077	28,231	29,308
Less: imputed interest	(517)	(7,467)	(7,984)
Total lease liabilities	$560	$20,764	$21,324
_____________________________________________

(1)	Future operating lease payments have not been reduced by minimum sublease rentals of $182 million due in the future under noncancelable subleases.

(2)
The Company leases pharmacy and clinic space from Target Corporation. Amounts related to such finance and operating leases are reflected above. Pharmacy lease amounts due in excess of the remaining estimated economic life of the buildings of approximately $2.1 billion are not reflected herein since the estimated economic life of the buildings is shorter than the contractual term of the pharmacy lease arrangement.

The Company finances a portion of its store development program through sale-leaseback transactions. The properties are generally sold at net book value, which generally approximates fair value, and the resulting leases generally qualify and are accounted for as operating leases. The operating leases that resulted from these transactions are included in the table above. The Company does not have any retained or contingent interests in the stores and does not provide any guarantees, other than a guarantee of lease payments, in connection with the sale-leaseback transactions. Sale-leaseback transactions resulted in an immaterial gain and proceeds of $5 million in the three months ended March 31, 2019. There were no sale-leaseback transactions in the three months ended March 31, 2018.

Store Rationalization Charge
During the three months ended March 31, 2019, the Company performed a review of its retail stores and determined it would close 46 underperforming retail pharmacy stores during the second quarter of 2019. As a result, management determined that there were indicators of impairment with respect to the impacted stores, including the operating lease right-of-use assets. Accordingly, an interim long lived asset impairment test was performed. The results of the impairment test indicated that the fair value of each store asset group was lower than the carrying value. The fair value was determined using a discounted cash flow method based on estimated sublease income. In the three months ended March 31, 2019, the Company recorded a store rationalization charge of $135 million, primarily related to these operating lease right-of-use asset impairment charges, which was recorded within operating expenses in the Retail/LTC Segment.

6.	Health Care Costs Payable

Prior to the Aetna Acquisition, the Company’s health care costs payable balance was immaterial and related to unpaid pharmacy claims for its SilverScript PDP. Accordingly, the Company has not included disclosures for health care costs payable for periods prior to the Aetna Acquisition Date.

The following table shows the components of the change in health care costs payable during the three months ended March 31, 2019:

In millions
Health care costs payable, beginning of the period	$6,147
Less: Reinsurance recoverables	4
Health care costs payable, beginning of the period, net	6,143
Add: Components of incurred health care costs
Current year	13,804
Prior years	(446)
Total incurred health care costs (1)	13,358
Less: Claims paid
Current year	8,004
Prior years	4,812
Total claims paid	12,816
Add: Premium deficiency reserve	11
Health care costs payable, end of period, net	6,696
Add: Reinsurance recoverables	5
Health care costs payable, end of period	$6,701

_____________________________________________

(1)
Total incurred health care costs during the three months ended March 31, 2019 in the table above exclude (i) $11 million related to a premium deficiency reserve for the 2019 coverage year related to the Company’s Medicaid products, (ii) $10 million of benefit costs recorded in the Health Care Benefits segment that are included in other insurance liabilities on the unaudited condensed consolidated balance sheet and (iii) $80 million of benefit costs recorded in the Corporate/Other segment that are included in other insurance liabilities on the unaudited condensed consolidated balance sheet.

The Company’s estimates of prior years’ health care costs payable decreased by $446 million in the three months ended March 31, 2019, because claims were settled for amounts less than originally estimated (i.e., the amount of claims incurred was lower than originally estimated), primarily due to lower health care cost trends as well as the actual claim submission time being faster than originally assumed (i.e., the Company’s completion factors were higher than originally assumed) in estimating health care costs payable at the end of the prior year.

At March 31, 2019, the Company’s liabilities for the ultimate cost of (i) services rendered to members but not yet reported to the Company and (ii) claims which have been reported to the Company but not yet paid (collectively, “IBNR”) plus expected development on reported claims totaled approximately $5.1 billion. The majority of the Company’s liabilities for IBNR plus expected development on reported claims at March 31, 2019 related to the current year.

7.	Shareholders’ Equity

Share Repurchases

On November 2, 2016, the Company’s Board of Directors (the “Board”) authorized the 2016 share repurchase program (“2016 Repurchase Program”) for up to $15.0 billion of the Company’s common shares. The 2016 Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase transactions, and/or other derivative transactions. The 2016 Repurchase Program can be modified or terminated by the Board at any time.

During the three months ended March 31, 2019 and 2018, the Company did not repurchase any shares of its common stock. At March 31, 2019, the Company had remaining authorization to repurchase an aggregate of up to approximately $13.9 billion of its common shares under the 2016 Repurchase Program.

Dividends

The quarterly cash dividend declared by the Board was $0.50 per share in the three-month periods ended March 31, 2019 and 2018. CVS Health has paid cash dividends every quarter since becoming a public company. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Board.

8.	Other Comprehensive Income

Shareholders’ equity included the following activity in accumulated other comprehensive income for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
In millions	2019	2018
Net unrealized investment gains (losses):
Beginning of period balance	$97	$—
Other comprehensive income before reclassifications ($410 and $0 pretax)	348	—
Amounts reclassified from accumulated other comprehensive income ($(19) and $0 pretax) (1)	(14)	—
Other comprehensive income	334	—
End of period balance	431	—

Foreign currency translation adjustments:
Beginning of period balance	(158)	(129)
Other comprehensive income	1	1
Other comprehensive income	1	1
End of period balance	(157)	(128)

Net cash flow hedges:
Beginning of period balance	312	(15)
Adoption of new accounting standard (2)	—	(3)
Other comprehensive income before reclassifications ($0 and $464 pretax)	—	344
Amounts reclassified from accumulated other comprehensive income (loss) ($(5) and $(1) pretax) (3)	(4)	(1)
Other comprehensive income (loss)	(4)	343
End of period balance	308	325

Pension and OPEB plans:
Beginning of period balance	(149)	(21)
Adoption of new accounting standard (2)	—	(4)
Other comprehensive income	—	—
End of period balance	(149)	(25)

Total beginning of period accumulated other comprehensive income (loss)	102	(165)
Adoption of new accounting standard (2)	—	(7)
Total other comprehensive income	331	344
Total end of period accumulated other comprehensive income	$433	$172

_____________________________________________

(1)
Amounts reclassified from accumulated other comprehensive income for specifically identified debt securities are included in net investment income within the unaudited condensed consolidated statements of operations.

(2)
Reflects the adoption of ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income during the first quarter of 2018.

(3)
Amounts reclassified from accumulated other comprehensive loss for specifically identified cash flow hedges are included within interest expense in the unaudited condensed consolidated statements of operations. The Company expects to reclassify approximately $18 million, net of tax, in gains associated with its cash flow hedges into net income within the next 12 months.

9.	Earnings Per Share

Earnings per share is computed using the two-class method. Stock appreciation rights and options to purchase 15.3 million shares of common stock were outstanding, but were excluded from the calculation of diluted earnings per share, for the three months ended March 31, 2019 because their exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. For the same reason, options to purchase 13.2 million shares of common stock were outstanding, but were excluded from the calculation of diluted earnings per share, for the three months ended March 31, 2018.

The following is a reconciliation of basic and diluted earnings per share for the respective periods:

	Three Months Ended March 31,
In millions, except per share amounts	2019	2018
Numerator for earnings per share calculation:
Net income	$1,427	$998
Income allocated to participating securities	(2)	(2)
Net income attributable to noncontrolling interest	(6)	—
Net income attributable to CVS Health	$1,419	$996

Denominator for earnings per share calculation:
Weighted average shares, basic	1,298	1,016
Effect of dilutive securities	4	3
Weighted average shares, diluted	1,302	1,019

Earnings per share:
Basic	$1.09	$0.98
Diluted	$1.09	$0.98

10.	Reinsurance

The Company utilizes reinsurance agreements primarily to reduce required capital and to facilitate the acquisition or disposition of certain insurance contracts. Ceded reinsurance agreements permit the Company to recover a portion of its losses from reinsurers, although they do not discharge the Company’s primary liability as the direct insurer of the risks reinsured.

On November 30, 2018, Aetna completed the sale of its standalone Medicare Part D prescription drug plans to a subsidiary of WellCare, effective December 31, 2018. In connection with that sale, subsidiaries of WellCare and Aetna entered into reinsurance agreements under which WellCare has ceded to Aetna 100% of the insurance risk related to the divested standalone Medicare Part D prescription drug plans for the 2019 PDP plan year.

In January 2019, the Company entered into two four-year reinsurance agreements with an unrelated reinsurer that allow it to reduce required capital and provide collateralized excess of loss reinsurance coverage on a portion of the Health Care Benefits segment’s group Commercial Insured business.

11.	Commitments and Contingencies

Lease Guarantees

Between 1995 and 1997, the Company sold or spun off a number of subsidiaries, including Bob’s Stores and Linens ‘n Things, each of which subsequently filed for bankruptcy, and Marshalls. In many cases, when a former subsidiary leased a store, the Company provided a guarantee of the former subsidiary’s lease obligations. When the subsidiaries were disposed of and accounted for as discontinued operations, the Company’s guarantees remained in place, although each initial purchaser agreed to indemnify the Company for any lease obligations the Company was required to satisfy. If any of the purchasers or any of the former subsidiaries fail to make the required payments under a store lease, the Company could be required to satisfy those obligations. As of March 31, 2019, the Company guaranteed approximately 80 such store leases (excluding the lease guarantees related to Linens ‘n Things, which have been recorded as a liability on the unaudited condensed consolidated balance sheet), with the maximum remaining lease term extending through 2029.

Guaranty Fund Assessments, Market Stabilization and Other Non-Voluntary Risk Sharing Pools

Under guaranty fund laws existing in all states, insurers doing business in those states can be assessed (in most states up to prescribed limits) for certain obligations of insolvent insurance companies to policyholders and claimants. The life and health insurance guaranty associations in which the Company participates that operate under these laws respond to insolvencies of long-term care insurers as well as health insurers. The Company’s assessments generally are based on a formula relating to the Company’s health care premiums in the state compared to the premiums of other insurers. Certain states allow assessments to be recovered over time as offsets to premium taxes. Some states have similar laws relating to HMOs and/or other payors such as not-for-profit consumer-governed health plans established under the ACA.

In 2009, the Pennsylvania Insurance Commissioner placed long-term care insurer Penn Treaty Network America Insurance Company and one of its subsidiaries (collectively, “Penn Treaty”) in rehabilitation, an intermediate action before insolvency, and subsequently petitioned a state court to convert the rehabilitation into a liquidation. Penn Treaty was placed in liquidation in March 2017. The Company has recorded a liability for its estimated share of future assessments by applicable life and health guaranty associations. It is reasonably possible that in the future the Company may record a liability and expense relating to other insolvencies which could have a material adverse effect on the Company’s operating results, financial condition and cash flows. While historically the Company has ultimately recovered more than half of guaranty fund assessments through statutorily permitted premium tax offsets, significant increases in assessments could lead to legislative and/or regulatory actions that may limit future offsets.

HMOs in certain states in which the Company does business are subject to assessments, including market stabilization and other risk-sharing pools, for which the Company is assessed charges based on incurred claims, demographic membership mix and other factors. The Company establishes liabilities for these assessments based on applicable laws and regulations. In certain states, the ultimate assessments the Company pays are dependent upon the Company’s experience relative to other entities subject to the assessment, and the ultimate liability is not known at the financial statement date. While the ultimate amount of the assessment is dependent upon the experience of all pool participants, the Company believes it has adequate reserves to cover such assessments.

Litigation and Regulatory Proceedings

The Company is a party to numerous legal proceedings, investigations, audits and claims arising, for the most part, in the ordinary course of its businesses, including the matters described below. The Company records accruals for outstanding legal matters when it believes it is probable that a loss will be incurred and the amount can be reasonably estimated. The Company evaluates, on a quarterly basis, developments in legal matters that could affect the amount of any accrual and developments that would make a loss contingency both probable and reasonably estimable. If a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. None of the Company’s accruals for outstanding legal matters are material individually or in the aggregate to the Company’s financial condition.

Except as otherwise noted, the Company cannot predict with certainty the timing or outcome of the legal matters described below, and the Company is unable to reasonably estimate a possible loss or range of possible loss in excess of amounts already accrued for these matters. It is reasonably possible that the outcome of such legal matters could be material to the Company.

Usual and Customary Litigation

The Company is named as a defendant in a number of litigations that allege that the Company’s retail stores overcharged for prescription drugs by not providing the correct usual and customary charge.

State of Texas ex rel. Myron Winkelman and Stephani Martinson, et al. v. CVS Health Corporation (Travis County Texas District Court). In February 2012, the Attorney General of the State of Texas issued Civil Investigative Demands (“CIDs”) to the Company and subsequently has issued a series of requests for documents and information in connection with its investigation concerning the CVS Health Savings Pass program and other pricing practices with respect to claims for reimbursement from the Texas Medicaid program. In January 2017, the Travis County Court unsealed a first amended qui tam petition filed in April 2014. The government has intervened in this case. The amended petition alleges the Company violated the Texas Medicaid Fraud Prevention Act by submitting false claims for reimbursement to the Texas Medicaid program by, among other things, failing to use the price available to members of the CVS Health Savings Pass program as the pharmacies’

usual and customary price. The amended petition was unsealed following the Company’s December 2016 filing of CVS Pharmacy, Inc. v. Charles Smith, et al. (Travis County Texas District Court), a declaratory judgment action against the State of Texas seeking a declaration that the prices charged to members of the CVS Health Savings Pass program do not constitute usual and customary prices under the applicable Medicaid regulation. In March 2018, the Travis County Court denied the State of Texas’s request for temporary injunctive relief. The Company is defending itself against these claims.

Corcoran et al. v. CVS Health Corporation (U.S. District Court for the Northern District of California) and Podgorny et al. v. CVS Health Corporation (U.S. District Court for the Northern District of Illinois). These putative class actions were filed against the Company in July and September 2015. The cases were consolidated in the U.S. District Court for the Northern District of California. Plaintiffs seek damages and injunctive relief under the consumer protection statutes and common laws of certain states on behalf of a class of consumers who purchased certain prescription drugs. Several third-party payors filed similar putative class actions on behalf of payors captioned Sheet Metal Workers Local No. 20 Welfare and Benefit Fund v. CVS Health Corp. and Plumbers Welfare Fund, Local 130 v. CVS Health Corporation (both pending in the U.S. District Court for the District of Rhode Island) in February and August 2016. In all of these cases the plaintiffs allege the Company overcharged for certain prescription drugs by not submitting the price available to members of the CVS Health Savings Pass program as the pharmacy’s usual and customary price. In the Corcoran case, the U.S. District Court granted summary judgment to CVS on plaintiffs’ claims in their entirety and certified certain subclasses in September 2017. The Corcoran plaintiffs have appealed the District Court’s decision to the Ninth Circuit. The Sheet Metal Workers plaintiffs have amended their complaint to assert a claim under the federal Racketeer Influenced and Corrupt Organizations Act (“RICO”) premised on an alleged conspiracy between the Company and other PBMs. The Company is defending itself against these claims.

State of California ex rel. Matthew Omlansky v. CVS Caremark Corporation (Superior Court of the State of California, County of Sacramento). In April 2016, the California Superior Court unsealed a first amended qui tam complaint filed in July 2013. The government has declined to intervene in this case. The relator alleges that the Company submitted false claims for payment to the California Medicaid program in connection with reimbursement for drugs available through the CVS Health Savings Pass program as well as certain other generic drugs. The case has been stayed pending the relator’s appeal of the judgment against him in a similar case against another retailer. The Company is defending itself against these claims.

State of Mississippi v. CVS Health Corporation, et al. (Chancery Court of DeSoto County, Mississippi, Third Judicial District). In July 2016, the Company was served with a complaint filed on behalf of the State of Mississippi alleging that CVS retail pharmacies in Mississippi submitted false claims for reimbursement to the Mississippi Medicaid program by not submitting the price available to members of the CVS Health Savings Pass program as the pharmacy’s usual and customary price. The Company has responded to the complaint, moved for judgment on the pleadings, filed a counterclaim and moved the case to Mississippi Circuit Court. The Company’s motion for judgment on the pleadings remains pending. The Company is defending itself against these claims.

PBM Litigation and Investigations

The Company is named as a defendant in a number of lawsuits and is subject to a number of investigations concerning its PBM practices.

Bewley, et al. v. CVS Health Corporation, et al. and Prescott, et al. v. CVS Health Corporation, et al. (both pending in the U.S. District Court for the Western District of Washington). These putative class actions were filed against the Company and other PBMs and manufacturers of glucagon kits (Bewley) and diabetes test strips (Prescott) in May 2017. Both cases allege that, by contracting for rebates with the manufacturers of these diabetes products, the Company and other PBMs caused list prices for these products to increase, thereby harming certain consumers. The plaintiffs’ primary claims are made under federal antitrust laws, RICO, state unfair competition and consumer protection laws and the federal Employee Retirement Income Security Act of 1974 (“ERISA”). Both of these cases have been transferred to the U.S. District Court for the District of New Jersey on defendants’ motions. In April 2019, the named plaintiffs in both the Bewley and Prescott cases voluntarily dismissed all of their claims without prejudice, ending both cases.

Klein, et al. v. Prime Therapeutics, et al. (U.S. District Court for the District of Minnesota). This putative class action was filed against the Company and other PBMs in June 2017 on behalf of ERISA plan members who purchased and paid for EpiPen or EpiPen Jr. Plaintiffs allege that the PBMs are ERISA fiduciaries to plan members and have violated ERISA by allegedly causing higher inflated prices for EpiPens through the process of negotiating increased rebates from EpiPen manufacturer Mylan. This case has been consolidated with a similar matter and is now proceeding as In re EpiPen ERISA Litigation. The Company is defending itself against these claims.

The Company has received subpoenas, CIDs, and other requests for documents and information from, and is being investigated by, Attorneys General of several states regarding its PBM practices, including pricing and rebates. In addition, the Company received an inquiry from the U.S. Senate Committee on Finance regarding insulin pricing. The Company has been providing documents and information in response to these subpoenas, CIDs and requests for information.

Controlled Substances Litigation, Audits and Subpoenas

In December 2017, the U.S. Judicial Panel on Multidistrict Litigation consolidated numerous cases filed against various defendants by plaintiffs such as counties, cities, hospitals, Indian tribes and third-party payors, alleging claims generally concerning the impacts of widespread opioid abuse. The consolidated multidistrict litigation captioned In re National Prescription Opiate Litigation (MDL No. 2804) is pending in the U.S. District Court for the Northern District of Ohio. This multidistrict litigation presumptively includes hundreds of relevant federal court cases that name the Company as a defendant. A significant number of similar cases that name the Company as a defendant in some capacity are pending in state courts. The Company is defending itself against all such claims. Additionally, the Company has received subpoenas, CIDs and/or other requests for information regarding opioids from the Attorneys General of several states. The Company has been cooperating with the government with respect to these subpoenas, CIDs and other requests for information.

The Company routinely is audited by the United States Drug Enforcement Administration (“DEA”). In some instances, the Company is in discussions with the DEA and U.S. Attorney’s Offices concerning allegations that the Company violated certain requirements of the Controlled Substance Act.

In September 2015, the DEA served the Company with an administrative subpoena. The subpoena seeks documents related to controlled substance policies, procedures and practices at eight Omnicare pharmacy locations from May 2012 to the present. In September 2017, the DEA expanded the investigation to include an additional Omnicare pharmacy location. The Company has been cooperating with the government and providing documents and witnesses in response to this subpoena.

Prescription Processing Investigations

In October 2015, the Company received a CID from the U.S. Attorney’s Office for the Southern District of New York requesting documents and information concerning the Company’s Omnicare pharmacies’ cycle fill process for assisted living facilities. The Company has been cooperating with the government and providing documents and information in response to this CID. In July 2017, the Company also received a subpoena from the California Department of Insurance requesting documents concerning similar subject matter. The Company has been cooperating with the California Department of Insurance and providing documents and information in response to this subpoena.

In December 2016, the Company received a CID from the U.S. Attorney’s Office for the Northern District of New York requesting documents and information in connection with a federal False Claims Act investigation concerning whether the Company’s retail pharmacies improperly submitted certain insulin claims to Part D of the Medicare program rather than Part B of the Medicare program. The Company has been cooperating with the government and providing documents and information in response to this CID.

In May 2017, the Company received a CID from the U.S. Attorney’s Office for the Southern District of New York requesting documents and information concerning possible false claims submitted to Medicare in connection with reimbursements for prescription drugs under the Medicare Part D program. The Company has been cooperating with the government and providing documents and information in response to this CID.

Provider Proceedings

The Company is named as a defendant in purported class actions and individual lawsuits arising out of its practices related to the payment of claims for services rendered to its members by health care providers with whom the Company has a contract and with whom the Company does not have a contract (“out-of-network providers”). Among other things, these lawsuits allege that the Company paid too little to its health plan members and/or providers for these services and/or otherwise allege that the Company failed to timely or appropriately pay or administer claims and benefits (including the Company’s post payment audit and collection practices and reductions in payments to providers due to sequestration). Other major health insurers are the subject of similar litigation or have settled similar litigation.

On October 28, 2016, Aetna was named as a respondent in an arbitration proceeding that had commenced as a lawsuit in Florida state court on August 25, 2015. The arbitration proceeding was brought by hospitals owned by HCA Holdings, Inc. with respect to Aetna’s out-of-network benefit payment and administration practices in Florida relating to services and care rendered to members in Aetna’s individual Public Exchange products from 2014 through 2016. Coverage under Aetna’s individual Public Exchange products in Florida was not available after December 31, 2016. On October 15, 2018, the trial arbitrator awarded the claimant hospitals approximately $150 million. Aetna appealed the trial arbitrator’s decision. On March 28, 2019, the appellate arbitrator reduced the award to approximately $86 million. The proceeding has ended. During the three months ended March 31, 2019, the Company recorded the reduction in the required reserve amount for this proceeding as a measurement period adjustment to its Aetna Acquisition accounting and recorded a reduction to goodwill.

The Company also has received subpoenas and/or requests for documents and other information from, and been investigated by, Attorneys General and other state and/or federal regulators, legislators and agencies relating to, and the Company is involved in other litigation regarding, its out-of-network benefit payment and administration practices. It is reasonably possible that others could initiate additional litigation or additional regulatory action against the Company with respect to its out-of-network benefit payment and/or administration practices.

CMS Actions

The United States Centers for Medicare & Medicaid Services (“CMS”) regularly audits the Company’s performance to determine its compliance with CMS’s regulations and its contracts with CMS and to assess the quality of services it provides to Medicare beneficiaries. CMS uses various payment mechanisms to allocate and adjust premium payments to the Company’s and other companies’ Medicare plans by considering the applicable health status of Medicare members as supported by information prepared, maintained and provided by health care providers. The Company collects claim and encounter data from providers and generally relies on providers to appropriately code their submissions to the Company and document their medical records, including the diagnosis data submitted to the Company with claims. CMS pays increased premiums to Medicare Advantage plans and Medicare PDP plans for members who have certain medical conditions identified with specific diagnosis codes. Federal regulators review and audit the providers’ medical records to determine whether those records support the related diagnosis codes that determine the members’ health status and the resulting risk-adjusted premium payments to the Company. In that regard, CMS has instituted risk adjustment data validation (“RADV”) audits of various Medicare Advantage plans, including certain of the Company’s plans, to validate coding practices and supporting medical record documentation maintained by health care providers and the resulting risk adjusted premium payments to the plans. CMS may require the Company to refund premium payments if the Company’s risk adjusted premiums are not properly supported by medical record data. The Office of Inspector General (the “OIG”) also is auditing the Company’s risk adjustment-related data and that of other companies. The Company expects CMS and the OIG to continue these types of audits.

In 2012, CMS revised its audit methodology for RADV audits to determine refunds payable by Medicare Advantage plans for contract year 2011 and forward. Under the revised methodology, among other things, CMS will project the error rate identified in the audit sample of approximately 200 members to all risk adjusted premium payments made under the contract being audited. For contract years prior to 2011, CMS did not project sample error rates to the entire contract. As a result, the revised methodology may increase the Company’s exposure to premium refunds to CMS based on incomplete medical records maintained by providers. Since 2013, CMS has selected certain of the Company’s Medicare Advantage contracts for various contract years for RADV audit. The Company is currently unable to predict which of its Medicare Advantage contracts will be selected for future audit, the amounts of any retroactive refunds of, or prospective adjustments to, Medicare Advantage premium payments made to the Company, the effect of any such refunds or adjustments on the actuarial soundness of the Company’s Medicare Advantage bids, or whether any RADV audit findings would require the Company to change its method of estimating future premium revenue in future bid submissions to CMS or compromise premium assumptions made in the Company’s bids for prior contract years, the current contract year or future contract years. Any premium or fee refunds or adjustments resulting from regulatory audits, whether as a result of RADV, Public Exchange related or other audits by CMS, the OIG, the United States Department of Health and Human Services or otherwise, including audits of the Company’s minimum MLR rebates, methodology and/or reports, could be material and could adversely affect the Company’s operating results, financial condition and/or cash flows.

Medicare CIDs

The Company has received CIDs from the Civil Division of the DOJ in connection with a current investigation of the Company’s patient chart review processes in connection with risk adjustment data submissions under Parts C and D of the Medicare program. The Company has been cooperating with the government and providing documents and information in response to these CIDs.

Tunney Act Proceeding

On October 10, 2018, the Company and Aetna entered into a consent decree with the DOJ that allowed CVS Health’s proposed acquisition of Aetna to proceed, provided Aetna agreed to sell its individual standalone Medicare Part D prescription drug plans. As permitted by the asset preservation stipulation and order dated October 25, 2018, CVS Health completed its acquisition of Aetna on November 28, 2018, and Aetna completed the sale of such plans on November 30, 2018. The consent decree remains subject to the court approval process under the Antitrust Procedures and Penalties Act, which could result in a revision in or delay in receiving approval of the consent decree. The approval process is for the limited purpose of determining whether the consent decree is in the public interest. The Company believes that the consent decree will not have a material impact on the Company’s operating results, cash flows or financial condition.

Shareholder Matters

In February and March 2019, two putative class action complaints were filed by putative plaintiffs against the Company and certain of its current and former officers. Anarkat v. CVS Health Corp., et al., was filed in the U.S. District Court for the Southern District of New York, and Labourers’ Pension Fund of Central and Eastern Canada v. CVS Health Corp., et al., was filed in the Supreme Court of the State of New York, County of New York. The plaintiffs in these cases assert a variety of causes of action under federal securities laws that are premised on allegations that the defendants made certain omissions and misrepresentations relating to the performance of the Company’s LTC business unit, which allegedly injured investors who acquired CVS Health securities between May 21, 2015 and February 20, 2019. The Company is defending itself against these claims.

Other Legal and Regulatory Proceedings.

The Company is also a party to other legal proceedings and is subject to government investigations, inquiries and audits and has received and is cooperating with the government in response to CIDs, subpoenas or similar process from various governmental agencies requesting information, all arising in the ordinary course of its businesses. These other legal proceedings include claims of or relating to bad faith, medical malpractice, non-compliance with state and federal regulatory regimes, marketing misconduct, failure to timely or appropriately pay or administer claims and benefits, provider network structure (including the use of performance-based networks and termination of provider contracts), rescission of insurance coverage, improper disclosure or use of personal information, anticompetitive practices, general contractual matters, product liability, intellectual property litigation and employment litigation. Some of these other legal proceedings are or are purported to be class actions or derivative claims. The Company is defending itself against the claims brought in these matters.

Awards to the Company and others of certain government contracts, particularly Medicaid contracts and other contracts with government customers in the Company’s Health Care Benefits segment, are subject to increasingly frequent protests by unsuccessful bidders. These protests may result in awards to the Company being reversed, delayed or modified. The loss or delay in implementation of any government contract could adversely affect the Company’s operating results. The Company will continue to defend contract awards it receives.

There also continues to be a heightened level of review and/or audit by regulatory authorities and legislators of, and increased litigation regarding, the Company’s and the rest of the health care and related benefits industry’s business and reporting practices, including premium rate increases, utilization management, development and application of medical policies, complaint, grievance and appeal processing, information privacy, provider network structure (including provider network adequacy, the use of performance-based networks and termination of provider contracts), provider directory accuracy, calculation of minimum medical loss ratios and/or payment of related rebates, delegated arrangements, rescission of insurance coverage, limited benefit health products, student health products, pharmacy benefit management practices (including manufacturers’ rebates, pricing, the use of narrow networks and the placement of drugs in formulary tiers), sales practices, customer service practices, vendor oversight and claim payment practices (including payments to out-of-network providers).

As a leading national health care company, the Company regularly is the subject of government actions of the types described above. These government actions may prevent or delay the Company from implementing planned premium rate increases and may result, and have resulted, in restrictions on the Company’s businesses, changes to or clarifications of the Company’s business practices, retroactive adjustments to premiums, refunds or other payments to members, beneficiaries, states or the federal government, withholding of premium payments to the Company by government agencies, assessments of damages, civil or criminal fines or penalties, or other sanctions, including the possible suspension or loss of licensure and/or suspension or exclusion from participation in government programs.

The Company can give no assurance, however, that its businesses, financial condition, operating results and/or cash flows will not be materially adversely affected, or that the Company will not be required to materially change its business practices, based on: (i) future enactment of new health care or other laws or regulations; (ii) the interpretation or application of existing laws or regulations as they may relate to one or more of the Company’s businesses, one or more of the industries in which the Company competes and/or the health care industry generally; (iii) pending or future federal or state governmental investigations of one or more of the Company’s businesses, one or more of the industries in which the Company competes and/or the health care industry generally; (iv) pending or future government audits, investigations or enforcement actions against the Company; (v) adverse developments in any pending qui tam lawsuit against the Company, whether sealed or unsealed, or in any future qui tam lawsuit that may be filed against the Company; or (vi) adverse developments in pending or future legal proceedings against the Company or affecting one or more of the industries in which the Company competes and/or the health care industry generally.

12.	Segment Reporting

The Company has three operating segments, Pharmacy Services, Retail/LTC and Health Care Benefits, as well as a Corporate/Other segment. The Company’s segments maintain separate financial information, and the CODM evaluates the segments’ operating results on a regular basis in deciding how to allocate resources among the segments and in assessing segment performance. The CODM evaluates the performance of the Company’s segments based on adjusted operating income. Effective for the first quarter of 2019, adjusted operating income is defined as operating income (GAAP measure) excluding the impact of amortization of intangible assets and other items, if any, that neither relate to the ordinary course of the Company's business nor reflect the Company's underlying business performance. Segment financial information for the three months ended March 31, 2018 has been retrospectively adjusted to conform with the current period presentation. See the reconciliation of consolidated operating income (GAAP measure) to adjusted operating income below for further context regarding the items excluded from operating income in determining adjusted operating income. The Company uses adjusted operating income as its principal measure of segment performance as it enhances the Company’s ability to compare past financial performance with current performance and analyze underlying business performance and trends. Non-GAAP financial measures the Company discloses, such as consolidated adjusted operating income, should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP.

Effective for the first quarter of 2019, the Company realigned the composition of its segments to correspond with changes to its operating model and reflect how the CODM reviews information and manages the business. See Note 1 ‘‘Significant Accounting Policies’’ for further discussion. Segment financial information for the three months ended March 31, 2018, has been retrospectively adjusted to reflect these changes as shown below:

	Three Months Ended March 31, 2018
	Pharmacy	Retail/	Health Care	Corporate/	Intersegment	Consolidated
In millions	Services	LTC	Benefits	Other	Eliminations	Totals
Revenues, as previously reported	$32,220	$20,432	$—	$48	$(6,957)	$45,743
Adjustments	326	—	1,318	—	(1,644)	—
Revenues, as adjusted	$32,546	$20,432	$1,318	$48	$(8,601)	$45,743

Cost of products sold (1)	$29,751	$14,516	$—	$—	$(6,762)	$37,505
Adjustments	1,556	—	—	—	(1,556)	—
Cost of products sold	$31,307	$14,516	$—	$—	(8,318)	$37,505

Benefit costs (1)	$1,329	$—	$—	$—	$—	$1,329
Adjustments	(1,329)	—	1,329	—	—	—
Benefit costs	$—	$—	$1,329	$—	$—	$1,329

Operating expenses, as previously reported	$377	$4,292	$—	$264	$(20)	$4,913
Adjustments	(39)	—	127	—	(88)	—
Operating expenses, as adjusted	$338	$4,292	$127	$264	$(108)	$4,913

Operating income (loss), as previously reported	$763	$1,624	$—	$(216)	$(175)	$1,996
Adjustments	138	—	(138)	—	—	—
Operating income (loss), as adjusted	901	1,624	(138)	(216)	(175)	1,996
Adjustments	86	212	1	(2)	—	297
Adjusted operating income (loss)	$987	$1,836	$(137)	$(218)	$(175)	$2,293
_____________________________________________

(1)	The total of cost of products sold and benefit costs were previously reported as cost of revenues.

The following is a reconciliation of financial measures of the Company’s segments to the consolidated totals:

	Pharmacy	Retail/	Health Care	Corporate/	Intersegment	Consolidated
In millions	Services(1)	LTC	Benefits	Other	Eliminations(2)	Totals
Three Months Ended
March 31, 2019
Revenues from customers	$33,558	$21,115	$17,706	$25	$(11,007)	$61,397
Net investment income	—	—	164	85	—	249
Total revenues	33,558	21,115	17,870	110	(11,007)	61,646
Adjusted operating income (loss)	947	1,489	1,562	(231)	(172)	3,595
March 31, 2018
Revenues from customers	$32,546	$20,432	$1,316	$—	$(8,601)	$45,693
Net investment income	—	—	2	48	—	50
Total revenues	32,546	20,432	1,318	48	(8,601)	45,743
Adjusted operating income (loss)	987	1,836	(137)	(218)	(175)	2,293

_____________________________________________

(1)	Revenues of the Pharmacy Services segment include approximately $3.3 billion of retail co-payments for each of the three-month periods ended March 31, 2019 and 2018.

(2)
Intersegment eliminations relate to intersegment revenue generating activities that occur between the Pharmacy Services segment and the Retail/LTC segment for the three months ended March 31, 2018. Effective November 28, 2018, intersegment eliminations also relate to intersegment revenue generating activities that occur between the Health Care Benefits segment and the Pharmacy Services segment and/or the Retail/LTC segment.

The following is a reconciliation of consolidated operating income to adjusted operating income for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
In millions	2019	2018
Operating income (GAAP measure)	$2,690	$1,996
Amortization of intangible assets (1)	622	210
Acquisition-related transaction and integration costs (2)	148	43
Store rationalization charge (3)	135	—
Loss on divestiture of subsidiary (4)	—	86
Interest income on financing for the Aetna Acquisition (5)	—	(42)
Adjusted operating income	$3,595	$2,293

_____________________________________________

(1)
Intangible assets relate to the Company's acquisition activities and are amortized over their useful lives. The amortization of intangible assets is reflected in the Company's unaudited GAAP condensed consolidated statements of operations in operating expenses within each segment. The amortization of intangible assets is not directly related to the core performance of the Company's business operations.

(2)
During the three months ended March 31, 2019, acquisition-related integration costs relate to the Aetna Acquisition. During the three months ended March 31, 2018, acquisition-related transaction and integration costs relate to the acquisitions of Aetna and Omnicare, Inc. The acquisition-related transaction and integration costs are reflected in the Company’s unaudited GAAP condensed consolidated statements of operations in operating expenses primarily within the Corporate/Other segment.

(3)
During the three months ended March 31, 2019, the store rationalization charge primarily relates to operating lease right-of-use asset impairment charges in connection with the planned closure of 46 underperforming retail pharmacy stores in the second quarter of 2019. The store rationalization charge is reflected in the Company’s unaudited GAAP condensed consolidated statements of operations in operating expenses within the Retail/LTC segment.

(4)
During the three months ended March 31, 2018, the loss on divestiture of subsidiary represents the pre-tax loss on the sale of the Company’s RxCrossroads subsidiary for $725 million and is reflected in operating expenses in the Company’s unaudited GAAP condensed consolidated statement of operations within the Retail/LTC segment.

(5)
During the three months ended March 31, 2018, the Company recorded interest income of $42 million on the proceeds of its unsecured senior notes issued in March 2018 to partially fund the Aetna Acquisition. All amounts are for the periods prior to the close of the Aetna Acquisition, which occurred on November 28, 2018, and were recorded within the Corporate/Other segment.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CVS Health Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of CVS Health Corporation (the Company) as of March 31, 2019, the related condensed consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the three-month periods ended March 31, 2019 and 2018, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2018, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the year then ended, and the related notes (not presented herein) and in our report dated February 28, 2019, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Adoption of ASU 2016-02

As discussed in Note 1 to the condensed consolidated interim financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU 2016-02, Leases.

Basis for Review Results

These financial statements are the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the SEC and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ Ernst & Young LLP

Boston, Massachusetts
May 1, 2019

Form 10-Q Table of Contents

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview of Business

CVS Health Corporation, together with its subsidiaries (collectively, “CVS Health,” the “Company,” “we,” “our” or “us”), is the nation’s premier health innovation company helping people on their path to better health. Whether in one of its pharmacies or through its health services and plans, CVS Health is pioneering a bold new approach to total health by making quality care more affordable, accessible, simple and seamless. CVS Health is community-based and locally focused, engaging consumers with the care they need when and where they need it. The Company has more than 9,900 retail locations, approximately 1,100 walk-in medical clinics, a leading pharmacy benefits manager with approximately 94 million plan members, a dedicated senior pharmacy care business serving more than one million patients per year and expanding specialty pharmacy services. CVS Health also serves an estimated 38 million people through traditional, voluntary and consumer-directed health insurance products and related services, including rapidly expanding Medicare Advantage offerings and a leading standalone Medicare Part D prescription drug plan (“PDP”). The Company believes its innovative health care model increases access to quality care, delivers better health outcomes and lowers overall health care costs.

On November 28, 2018 (the “Aetna Acquisition Date”), the Company acquired Aetna Inc. (“Aetna”). As a result of the acquisition of Aetna (the “Aetna Acquisition”), the Company added the Health Care Benefits segment. Certain aspects of Aetna’s operations, including products for which the Company no longer solicits or accepts new customers, such as large case pensions and long-term care insurance products, are included in the Company’s Corporate/Other segment.

Effective for the first quarter of 2019, the Company realigned the composition of its segments to correspond with changes to its operating model and reflect how its Chief Operating Decision Maker (the “CODM”) reviews information and manages the business. As a result of this realignment, the Company’s SilverScript® PDP moved from the Pharmacy Services segment to the Health Care Benefits segment. In addition, the Company moved Aetna’s mail order and specialty pharmacy operations from the Health Care Benefits segment to the Pharmacy Services segment. Segment financial information for the three months ended March 31, 2018, has been retrospectively adjusted to reflect these changes.

The Company has four reportable segments: Pharmacy Services, Retail/LTC, Health Care Benefits and Corporate/Other, which are described below.

Overview of the Pharmacy Services Segment

The Pharmacy Services segment provides a full range of pharmacy benefit management (“PBM”) solutions, including plan design offerings and administration, formulary management, retail pharmacy network management services, mail order pharmacy, specialty pharmacy and infusion services, clinical services, disease management services and medical spend management. The Pharmacy Services segment’s clients are primarily employers, insurance companies, unions, government employee groups, health plans, PDPs, Medicaid managed care plans, plans offered on public health insurance exchanges and private health insurance exchanges, other sponsors of health benefit plans and individuals throughout the United States. The Pharmacy Services segment operates retail specialty pharmacy stores, specialty mail order pharmacies, mail order dispensing pharmacies, compounding pharmacies and branches for infusion and enteral nutrition services. During the three months ended March 31, 2019, the Company’s PBM filled or managed 482 million prescriptions on a 30-day equivalent basis.

Overview of the Retail/LTC Segment

The Retail/LTC segment sells prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products, cosmetics and personal care products, provides health care services through its MinuteClinic® walk-in medical clinics and conducts long-term care (“LTC”) pharmacy operations, which distribute prescription drugs and provide related pharmacy consulting and other ancillary services to chronic care facilities and other care settings. As of March 31, 2019, the Retail/LTC segment operated more than 9,900 retail locations, approximately 1,100 MinuteClinic® locations as well as online retail pharmacy websites, LTC pharmacies and onsite pharmacies. During the three months ended March 31, 2019, the Retail/LTC segment filled 347 million prescriptions on a 30-day equivalent basis.

Overview of the Health Care Benefits Segment

The Health Care Benefits segment is one of the nation’s leading diversified health care benefits providers, serving an estimated 38 million people as of March 31, 2019. The Health Care Benefits segment has the information and resources to help members, in consultation with their health care professionals, make more informed decisions about their health care. The Health Care

Benefits segment offers a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental, behavioral health, medical management capabilities, Medicare Advantage and Medicare Supplement plans, PDPs, Medicaid health care management services, workers’ compensation administrative services and health information technology products and services. The Health Care Benefits segment’s customers include employer groups, individuals, college students, part-time and hourly workers, health plans, health care providers (“providers”), governmental units, government-sponsored plans, labor groups and expatriates. The Company refers to insurance products (where it assumes all or a majority of the risk for medical and dental care costs) as “Insured” and administrative services contract products (where the plan sponsor assumes all or a majority of the risk for medical and dental care costs) as “ASC.”

Overview of the Corporate/Other Segment

The Company presents the remainder of its financial results in the Corporate/Other segment, which consists of:

•
Management and administrative expenses to support the overall operations of the Company, which include certain aspects of executive management and the corporate relations, legal, compliance, human resources, information technology and finance departments and acquisition-related transaction and integration costs; and

•	Products for which the Company no longer solicits or accepts new customers such as large case pensions and long-term care insurance products.

Operating Results

The following discussion explains the material changes in the Company’s operating results for the three months ended March 31, 2019 and 2018, and the significant developments affecting the Company’s financial condition since December 31, 2018. We strongly recommend that you read our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”).

Summary of Consolidated Financial Results

	Three Months Ended March 31,		Change
In millions	2019	2018	$	%
Revenues:
Products	$43,343	$44,049	$(706)	(1.6)%
Premiums	16,282	1,306	14,976	1,146.7%
Services	1,772	338	1,434	424.3%
Net investment income	249	50	199	398.0%
Total revenues	61,646	45,743	15,903	34.8%
Operating costs:
Cost of products sold	37,247	37,505	(258)	(0.7)%
Benefit costs	13,459	1,329	12,130	912.7%
Operating expenses	8,250	4,913	3,337	67.9%
Total operating costs	58,956	43,747	15,209	34.8%
Operating income	2,690	1,996	694	34.8%
Interest expense	782	523	259	49.5%
Other expense (income)	(31)	3	(34)	(1,133.3)%
Income before income tax provision	1,939	1,470	469	31.9%
Income tax provision	512	472	40	8.5%
Net income	1,427	998	429	43.0%
Net income attributable to noncontrolling interests	(6)	—	(6)	100.0%
Net income attributable to CVS Health	$1,421	$998	$423	42.4%

Commentary

Revenues

•
Total revenues increased $15.9 billion or 34.8% in the three months ended March 31, 2019, as compared to the prior year. The increase in total revenues was driven by the impact of the Aetna Acquisition (primarily reflected in the Health Care Benefits segment) which occurred in November 2018, a 3.1% increase in Pharmacy Services segment revenue, and a 3.3% increase in Retail/LTC segment revenue.

•	Please see “Segment Analysis” later in this report for additional information about the revenues of the Company’s segments.

Operating expenses

•
Operating expenses increased $3.3 billion or 67.9% in the three months ended March 31, 2019 compared to the prior year. Operating expenses as a percentage of total revenues were 13.4% in the three months ended March 31, 2019, an increase of 270 basis points compared to the prior year. The increase in operating expenses was primarily driven by the impact of the Aetna Acquisition (including intangible asset amortization), higher operating expenses in the Retail/LTC segment and an increase in acquisition-related integration costs.

•	Please see “Segment Analysis” later in this report for additional information about the operating expenses of the Company’s segments.

Operating income

•
Operating income increased $694 million or 34.8% in the three months ended March 31, 2019 compared to the prior year. The increase was primarily due to the Aetna Acquisition, partially offset by reimbursement pressure and higher operating expenses in the Retail/LTC segment, continued price compression in the Pharmacy Services segment and an increase in acquisition-related integration costs.

•	Please see “Segment Analysis” later in this report for additional information about the operating income of the Company’s segments.

Interest expense

•
Interest expense increased $259 million in the three months ended March 31, 2019 compared to the prior year, primarily due to financing activity associated with the Aetna Acquisition. See “Liquidity and Capital Resources” later in this report for additional information.

Income tax provision

•
The Company’s effective income tax rate was 26.4% in the three months ended March 31, 2019 compared to 32.1% for the prior year. The decrease in the effective income tax rate compared to the prior year was primarily due to the impact of the non-deductible goodwill included in the loss associated with the divestiture of the Company’s RxCrossroads subsidiary during the three months ended March 31, 2018.

Outlook for 2019

The Company expects 2019 to be a transition year as it integrates the Aetna Acquisition and focuses on key pillars of its growth strategy. The Company believes that it is on track to exceed its 2020 target for synergies from the Aetna Acquisition. The Company also expects that the following challenges may have a disproportionate adverse impact on, and reduce, the operating income of its Pharmacy Services and Retail/LTC segments in 2019 compared to 2018:

•
Ongoing pharmacy reimbursement pressure in the Pharmacy Services and Retail/LTC segments and reductions in the traditional offsets to those pressures, including a declining benefit from the introduction of new multi-source generic prescription drugs and lower benefits from generic dispensing rate increases;

•
The reimbursement pressure in the Pharmacy Services segment is projected to be exacerbated by the cumulative effect on rebate guarantees of lower brand name drug price inflation and a modest 2019 selling season; and

•
The Retail/LTC segment is projected to be impacted by structural and Company specific challenges in the long-term care space as well as the annualization of the Company’s 2018 investment of a portion of the savings from the Tax Cuts and Job Act (the “TCJA”) in wages and benefits.

The Company is taking specific actions designed to address these challenges and position it well in 2020 and beyond. These actions include new product and service initiatives in its Pharmacy Services and Retail/LTC segments, introducing a new PBM client contracting model, accelerating the action plan designed to improve the performance of the LTC business and initiating a new enterprise cost reduction effort. The Company also is continuing to evaluate its assets and the roles they play in enabling the Company’s core strategies.

The Company’s current expectations described above are forward-looking statements. Please see “Cautionary Statement Concerning Forward-Looking Statements” in this report for information regarding important factors that may cause the Company’s actual results to differ from those currently projected and/or otherwise materially affect the Company.

Segment Analysis

The following discussion of segment operating results is presented based on the Company’s reportable segments in accordance with the accounting guidance for segment reporting and is consistent with our segment disclosure in Note 12 ‘‘Segment Reporting’’ to the unaudited condensed consolidated financial statements.

The Company has three operating segments, Pharmacy Services, Retail/LTC and Health Care Benefits, as well as a Corporate/Other segment. The Company’s segments maintain separate financial information, and the CODM evaluates the segments’ operating results on a regular basis in deciding how to allocate resources among the segments and in assessing segment performance. The CODM evaluates the performance of the Company’s segments based on adjusted operating income. Effective for the first quarter of 2019, adjusted operating income is defined as operating income (GAAP measure) excluding the impact of amortization of intangible assets and other items, if any, that neither relate to the ordinary course of the Company's business nor reflect the Company's underlying business performance. Segment financial information for the three months ended March 31, 2018 has been retrospectively adjusted to conform with the current period presentation. See the reconciliations of operating income (GAAP measure) to adjusted operating income below for further context regarding the items excluded from operating income in determining adjusted operating income. The Company uses adjusted operating income as its principal measure of segment performance as it enhances the Company’s ability to compare past financial performance with current performance and analyze underlying business performance and trends. Non-GAAP financial measures the Company discloses, such as consolidated adjusted operating income, should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP.

Effective for the first quarter of 2019, the Company realigned the composition of its segments to correspond with changes to its operating model and reflect how the CODM reviews information and manages the business. See Note 1 ‘‘Significant Accounting Policies’’ to the unaudited condensed consolidated financial statements for further discussion. Segment financial information for the three months ended March 31, 2018, has been retrospectively adjusted to reflect these changes as shown in Note 12 ‘‘Segment Reporting’’ to the unaudited condensed consolidated financial statements.

The following is a reconciliation of financial measures of the Company’s segments to the consolidated totals:

	Pharmacy	Retail/	Health Care	Corporate/	Intersegment	Consolidated
In millions	Services(1)	LTC	Benefits	Other	Eliminations(2)	Totals
Three Months Ended
March 31, 2019
Total revenues	$33,558	$21,115	$17,870	$110	$(11,007)	$61,646
Adjusted operating income (loss)	947	1,489	1,562	(231)	(172)	3,595
March 31, 2018
Total revenues	32,546	20,432	1,318	48	(8,601)	45,743
Adjusted operating income (loss)	987	1,836	(137)	(218)	(175)	2,293

_____________________________________________

(1)	Revenues of the Pharmacy Services segment include approximately $3.3 billion of retail co-payments for each of the three-month periods ended March 31, 2019 and 2018.

(2)
Intersegment eliminations relate to intersegment revenue generating activities that occur between the Pharmacy Services segment and the Retail/LTC segment for the three months ended March 31, 2018. Effective November 28, 2018, intersegment eliminations also relate to intersegment revenue generating activities that occur between the Health Care Benefits segment and the Pharmacy Services segment and/or the Retail/LTC segment.

The following is a reconciliation of operating income to adjusted operating income for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019
	Pharmacy	Retail/	Health Care	Corporate/	Intersegment	Consolidated
In millions	Services	LTC	Benefits	Other	Eliminations	Totals
Operating income (GAAP measure)	$850	$1,238	$1,155	$(381)	$(172)	$2,690
Non-GAAP adjustments:
Amortization of intangible assets (1)	97	116	407	2	—	622
Acquisition-related integration costs (2)	—	—	—	148	—	148
Store rationalization charge (3)	—	135	—	—	—	135
Adjusted operating income	$947	$1,489	$1,562	$(231)	$(172)	$3,595

	Three Months Ended March 31, 2018
	Pharmacy	Retail/	Health Care	Corporate/	Intersegment	Consolidated
In millions	Services	LTC	Benefits	Other	Eliminations	Totals
Operating income (GAAP measure)	$901	$1,624	$(138)	$(216)	$(175)	$1,996
Non-GAAP adjustments:
Amortization of intangible assets (1)	86	123	1	—	—	210
Acquisition-related transaction and integration costs (2)	—	3	—	40	—	43
Loss on divestiture of subsidiary (4)	—	86	—	—	—	86
Interest income on financing for the Aetna Acquisition (5)	—	—	—	(42)	—	(42)
Adjusted operating income	$987	$1,836	$(137)	$(218)	$(175)	$2,293

_____________________________________________

(1)
Intangible assets relate to the Company's acquisition activities and are amortized over their useful lives. The amortization of intangible assets is reflected in the Company's unaudited GAAP condensed consolidated statements of operations in operating expenses within each segment. The amortization of intangible assets is not directly related to the core performance of the Company's business operations.

(2)
During the three months ended March 31, 2019, acquisition-related integration costs relate to the Aetna Acquisition. During the three months ended March 31, 2018, acquisition-related transaction and integration costs relate to the acquisitions of Aetna and Omnicare, Inc. The acquisition-related transaction and integration costs are reflected in the Company’s unaudited GAAP condensed consolidated statements of operations in operating expenses primarily within the Corporate/Other segment.

(3)
During the three months ended March 31, 2019, the store rationalization charge primarily relates to operating lease right-of-use asset impairment charges in connection with the planned closure of 46 underperforming retail pharmacy stores in the second quarter of 2019. The store rationalization charge is reflected in the Company’s unaudited GAAP condensed consolidated statements of operations in operating expenses within the Retail/LTC segment.

(4)
During the three months ended March 31, 2018, the loss on divestiture of subsidiary represents the pre-tax loss on the sale of the Company’s RxCrossroads subsidiary for $725 million and is reflected in operating expenses in the Company’s unaudited GAAP condensed consolidated statement of operations within the Retail/LTC segment.

(5)
During the three months ended March 31, 2018, the Company recorded interest income of $42 million on the proceeds of its unsecured senior notes issued in March 2018 to partially fund the Aetna Acquisition (the “2018 Notes”). All amounts are for the periods prior to the close of the Aetna Acquisition, which occurred on November 28, 2018, and were recorded within the Corporate/Other segment.

Pharmacy Services Segment

The following table summarizes the Pharmacy Services segment’s performance for the respective periods:

	Three Months Ended
	March 31,		Change
In millions, except percentages	2019	2018	$	%
Revenues:
Products	$33,450	$32,431	$1,019	3.1%
Services	108	115	(7)	(6.1)%
Total revenues	33,558	32,546	1,012	3.1%
Cost of products sold	32,339	31,307	1,032	3.3%
Operating expenses	369	338	31	9.2%
Operating expenses as a % of revenues	1.1%	1.0%
Operating income	$850	$901	$(51)	(5.7)%
Operating income as a % of revenues	2.5%	2.8%
Adjusted operating income (1)	$947	$987	$(40)	(4.2)%
Adjusted operating income as a % of revenues	2.8%	3.0%
Revenues (by distribution channel):
Pharmacy network (2)	$21,574	$21,198	$376	1.8%
Mail choice (3)	11,839	11,208	631	5.6%
Other	145	140	5	3.6%
Pharmacy claims processed: (4)
Total	481.8	468.8	13.0	2.8%
Pharmacy network (2)	407.7	399.5	8.2	2.1%
Mail choice (3)	74.1	69.3	4.8	6.9%
Generic dispensing rate: (4)
Total	88.3%	87.6%
Pharmacy network (2)	88.9%	88.3%
Mail choice (3)	84.8%	83.9%
Mail choice penetration rate (4)	15.4%	14.8%
_____________________________________________

(1)	See “Segment Analysis” above in this report for a reconciliation of operating income (GAAP measure) to adjusted operating income for the Pharmacy Services segment.

(2)
Pharmacy network revenues, pharmacy claims processed and generic dispensing rate do not include Maintenance Choice® activity, which is included within the mail choice category. Pharmacy network is defined as claims filled at retail and specialty retail pharmacies, including the Company’s retail pharmacies and long-term care pharmacies, but excluding Maintenance Choice activity. Maintenance Choice permits eligible client plan members to fill their maintenance prescriptions through mail order delivery or at a CVS pharmacy retail store for the same price as mail order.

(3)
Mail choice is defined as claims filled at a Pharmacy Services mail order facility, which includes specialty mail claims inclusive of Specialty Connect® claims picked up at retail, as well as prescriptions filled at the Company’s retail pharmacies under the Maintenance Choice program.

(4)
Includes an adjustment to convert 90-day prescriptions to the equivalent of three 30-day prescriptions. This adjustment reflects the fact that these prescriptions include approximately three times the amount of product days supplied compared to a normal prescription.

Commentary

Revenues

•
Total revenues increased $1.0 billion, or 3.1%, to $33.6 billion for the three months ended March 31, 2019 compared to the prior year. The increase was primarily due to brand name drug price inflation as well as increased total pharmacy claims volume, partially offset by continued price compression and an increased generic dispensing rate.

•	As you review the Pharmacy Services segment’s performance in this area, you should consider the following important information about the business:

•
The Company’s mail choice claims processed, on a 30-day equivalent basis, increased 6.9% to 74.1 million claims in the three months ended March 31, 2019 compared to 69.3 million in the prior year. The increase in mail choice claims was primarily driven by the continued adoption of Maintenance Choice offerings.

•
During the three months ended March 31, 2019, the average revenue per mail choice claim, on a 30-day equivalent basis, decreased by 1.1% compared to the prior year as a result of continued price compression.

•
The Company’s pharmacy network claims processed, on a 30-day equivalent basis, increased 2.1% to 407.7 million claims in the three months ended March 31, 2019, compared to 399.5 million claims in the prior year. The increase in the pharmacy network claim volume was primarily due to net new business.

•
During the three months ended March 31, 2019, the average revenue per pharmacy network claim processed, on a 30-day equivalent basis, decreased 0.3% compared to the prior year as a result of continued price compression.

•
The Company’s total generic dispensing rate increased to 88.3% in the three months ended March 31, 2019 compared to 87.6% in the prior year. The continued increase in the Company’s generic dispensing rate was primarily due to the impact of new generic drug introductions and the Company’s ongoing efforts to encourage plan members to use generic drugs when they are available and clinically appropriate. The Company believes its generic dispensing rate will continue to increase in future periods, albeit at a slower pace. This increase will be affected by, among other things, the number of new brand and generic drug introductions and the Company’s success at encouraging plan members to utilize generic drugs when they are available and clinically appropriate.

Operating expenses

•
Operating expenses in the Pharmacy Services segment include selling, general and administrative expenses; depreciation and amortization related to selling, general and administrative activities; and expenses related to specialty retail pharmacies, which include store and administrative payroll, employee benefits and occupancy costs.

•
Operating expenses increased $31 million, or 9.2%, in the three months ended March 31, 2019 compared to the prior year. The year over year increase in operating expenses was primarily due to operating expenses associated with Aetna’s mail order and specialty pharmacy operations (including intangible amortization) and investments related to the Company’s agreement with Anthem, Inc. (“Anthem”) during the three months ended March 31, 2019.

•	Operating expenses as a percentage of total revenues remained relatively consistent at 1.1% and 1.0% in the three months ended March 31, 2019 and 2018, respectively.

Operating income and adjusted operating income

•
Operating income decreased $51 million, or 5.7%, and adjusted operating income decreased $40 million, or 4.2%, in the three months ended March 31, 2019 compared to the prior year. The decrease in both operating income and adjusted operating income was primarily driven by continued price compression and investments related to the Company’s agreement with Anthem during the three months ended March 31, 2019. The decrease in operating income also was due to increased intangible amortization related to Aetna’s mail order and specialty pharmacy operations.

•	As you review the Pharmacy Services segment’s performance in this area, you should consider the following important information about the business:

•
The Company’s efforts to (i) retain existing clients, (ii) obtain new business and (iii) maintain or improve the rebates and/or discounts the Company receives from manufacturers, wholesalers and retail pharmacies continue to have an impact on operating income. In particular, competitive pressures in the PBM industry have caused the Company and other PBMs to continue to share with clients a larger portion of rebates and/or discounts received from pharmaceutical manufacturers. In addition, marketplace dynamics and regulatory changes have limited the Company’s ability to offer plan sponsors pricing that includes retail network “differential” or “spread,” and the Company expects these trends to continue. The “differential” or “spread” is any difference between the drug price charged to plan sponsors, including Medicare Part D plan sponsors, by a PBM and the price paid for the drug by the PBM to the dispensing provider.

Retail/LTC Segment

The following table summarizes the Retail/LTC segment’s performance for the respective periods:

	Three Months Ended
	March 31,		Change
In millions, except percentages	2019	2018	$	%
Revenues:
Products	$20,900	$20,219	$681	3.4%
Services	215	213	2	0.9%
Total revenues	21,115	20,432	683	3.3%
Cost of products sold	15,297	14,516	781	5.4%
Operating expenses	4,580	4,292	288	6.7%
Operating expenses as a % of revenues	21.7%	21.0%
Operating income	$1,238	$1,624	$(386)	(23.8)%
Operating income as a % of revenues	5.9%	7.9%
Adjusted operating income (1)	$1,489	$1,836	$(347)	(18.9)%
Adjusted operating income as a % of revenues	7.1%	9.0%
Revenues (by major goods/service lines):
Pharmacy	$16,118	$15,500	$618	4.0%
Front Store	4,799	4,726	73	1.5%
Other	198	206	(8)	(3.9)%
Prescriptions filled (2)	346.8	328.8	18.0	5.5%
Revenues increase:
Total	3.3%	5.6%
Pharmacy	4.0%	7.4%
Front Store	1.5%	2.3%
Total prescription volume increase (2)	5.5%	8.5%
Same store sales increase: (3)
Total	3.8%	5.8%
Pharmacy	4.9%	7.3%
Front Store	0.4%	1.6%
Prescription volume (2)	6.7%	8.5%
Generic dispensing rate (2)	88.7%	88.1%
_____________________________________________

(1)	See “Segment Analysis” above in this report for a reconciliation of operating income (GAAP measure) to adjusted operating income for the Retail/LTC segment.

(2)
Includes an adjustment to convert 90-day non-specialty prescriptions to the equivalent of three 30-day prescriptions. This adjustment reflects the fact that these prescriptions include approximately three times the amount of product days supplied compared to a normal prescription.

(3)	Same store sales and prescription volume exclude revenues from MinuteClinic, and revenue and prescriptions from stores in Brazil and LTC operations.

Commentary

Revenues

•
Total revenues increased $683 million, or 3.3%, to $21.1 billion in the three months ended March 31, 2019 compared to the prior year. The increase was primarily driven by increased prescription volume and brand name drug price inflation, partially offset by continued reimbursement pressure and the impact of generic drug introductions.

•	As you review the Retail/LTC segment’s performance in this area, you should consider the following important information about the business:

•
Front store same store sales increased 0.4% in the three months ended March 31, 2019 compared to the prior year. The increase in front store revenues in 2019 was primarily driven by increases in health product sales.

•
Pharmacy same store sales increased 4.9% in the three months ended March 31, 2019 compared to the prior year. The increase was driven by the 6.7% increase in pharmacy same store prescription volumes on a 30-day equivalent basis driven mainly by (i) continued adoption of patient care programs, (ii) collaborations with PBMs, and (iii) the Company’s preferred status in a number of Medicare Part D networks.

•
Pharmacy revenue continues to be adversely affected by the conversion of brand name drugs to equivalent generic drugs, which typically have a lower selling price. The generic dispensing rate grew to 88.7% in the three months ended March 31, 2019 compared to 88.1% in the prior year. Pharmacy revenue growth also has been negatively affected by continued reimbursement pressure.

•
Pharmacy revenue growth has been adversely affected by industry challenges in the LTC business, such as continuing lower occupancy rates at skilled nursing facilities, as well as the deteriorating financial health of many skilled nursing facilities.

•
Pharmacy revenue in 2019 continued to benefit from the Company’s ability to attract and retain managed care customers and the increased use of pharmaceuticals by an aging population as the first line of defense for health care.

Operating expenses

•
Operating expenses in the Retail/LTC segment include store payroll, store employee benefits, store occupancy costs, selling expenses, advertising expenses, depreciation and amortization expense and certain administrative expenses.

•
Operating expenses increased $288 million, or 6.7%, in the three months ended March 31, 2019 compared to the prior year. The increase in operating expenses in the three months ended March 31, 2019 was primarily due to the following:

•
A $135 million store rationalization charge recorded during the first quarter of 2019 primarily related to operating lease right-of-use asset impairment charges in connection with the planned closure of 46 underperforming retail pharmacy stores in the second quarter of 2019;

•	The investment of a portion of the savings from the TCJA in wages and benefits; and

•	The increased prescription volume described previously;

•	Partially offset by the absence of the $86 million pre-tax loss on the sale of the Company’s RxCrossroads subsidiary recorded in the three months ended March 31, 2018.

•
Operating expenses as a percentage of total revenues were 21.7% in the three months ended March 31, 2019 compared to 21.0% in the prior year. The increase in operating expenses as a percentage of total revenues was primarily driven by the store rationalization charge and the impact of the investment of a portion of the savings from the TCJA in wages and benefits in the three months ended March 31, 2019, partially offset by the absence of a pre-tax loss on the sale of the Company’s RxCrossroads subsidiary recorded in the three months ended March 31, 2018.

Operating income and adjusted operating income

•
Operating income decreased $386 million, or 23.8%, and adjusted operating income decreased $347 million, or 18.9%, in the three months ended March 31, 2019 compared to the prior year. The decrease in both operating income and adjusted operating income was primarily due to (i) continued reimbursement pressure, (ii) increased operating expenses associated with the investment of a portion of the savings from the TCJA in wages and benefits described above and higher legal costs and (iii) declining year-over-year performance in our long-term care business. The decrease in operating income also was driven by the $135 million store rationalization charge described above, partially offset by the absence of the $86 million pre-tax loss on the sale of the Company’s RxCrossroads subsidiary recorded in the three months ended March 31, 2018.

•	As you review the Retail/LTC segment’s performance in this area, you should consider the following important information about the business:

•
The Company’s pharmacy operating income has been adversely affected by the efforts of managed care organizations, PBMs and governmental and other third-party payors to reduce their prescription drug costs, including the use of restrictive networks, as well as changes in the mix of business within the pharmacy portion of the Retail/LTC Segment. If the reimbursement pressure accelerates, the Company may not be able grow revenues, and its operating income could be adversely affected.

•
The increased use of generic drugs has positively impacted the Company’s operating income but has resulted in third-party payors augmenting their efforts to reduce reimbursement payments to retail pharmacies for prescriptions. This trend, which the Company expects to continue, reduces the benefit the Company realizes from brand to generic drug conversions.

Health Care Benefits Segment

For periods prior to the Aetna Acquisition (which occurred on November 28, 2018), the Health Care Benefits segment consisted solely of the Company’s SilverScript PDP business. The following table summarizes the Health Care Benefits segment’s performance for the respective periods:

	Three Months Ended
	March 31,		Change
In millions, except percentages	2019	2018	$	%
Revenues:
Premiums	$16,259	$1,306	$14,953	1,144.9%
Services	1,447	10	1,437	14,370.0%
Net investment income	164	2	162	8,100.0%
Total revenues	17,870	1,318	16,552	1,255.8%
Benefit costs	13,655	1,329	12,326	927.5%
MBR (Benefit costs as a % of premium revenues) (1)	84.0%	NM
Operating expenses	$3,060	$127	$2,933	2,309.4%
Operating expenses as a % of revenues	17.1%	9.6%
Operating income (loss)	$1,155	$(138)	$1,293	937.0%
Operating income (loss) as a % of revenues	6.5%	NM
Adjusted operating income (loss) (2)	$1,562	$(137)	$1,699	1,240.1%
Adjusted operating income (loss) as a % of revenues	8.7%	NM
_____________________________________________

(1)
The Health Care Benefits segment for the three months ended March 31, 2018 consisted solely of the Company’s SilverScript PDP business. Accordingly, the MBR for the three months ended March 31, 2018 is not meaningful and not directly comparable to the MBR for the three months ended March 31, 2019.

(2)	See “Segment Analysis” above in this report for a reconciliation of operating income (GAAP measure) to adjusted operating income for the Health Care Benefits segment.

Commentary

Revenues

•
Total revenues increased $16.6 billion for the three months ended March 31, 2019 compared to the prior year primarily driven by the Aetna Acquisition. Revenues for the three months ended March 31, 2019 reflect strong membership growth in the Health Care Benefits segment's Medicare products.

Operating expenses

•	Operating expenses in the Health Care Benefits segment include selling, general and administrative expenses and depreciation and amortization expenses.

•
Operating expenses increased $2.9 billion in the three months ended March 31, 2019 compared to the prior year primarily driven by the Aetna Acquisition (including the amortization of intangible assets).

Operating income (loss) and adjusted operating income (loss)

•
Operating income and adjusted operating income increased $1.3 billion and $1.7 billion, respectively, in the three months ended March 31, 2019 compared to the prior year. The increases were primarily driven by the Aetna Acquisition. The increase in operating income was partially offset by an increase in intangible amortization related to the Aetna Acquisition. Operating loss and adjusted operating loss for the three months ended March 31, 2018 reflect the seasonality of earnings for the Company's SilverScript PDP business. The quarterly earnings of the Company’s SilverScript PDP business generally increase as the year progresses.

Health Care Benefits segment’s medical membership as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019			December 31, 2018
In thousands	Insured	ASC	Total	Insured	ASC	Total
Medical membership:
Commercial	3,611	14,302	17,913	3,871	13,888	17,759
Medicare Advantage	2,231	—	2,231	1,758	—	1,758
Medicare Supplement	804	—	804	793	—	793
Medicaid	1,315	571	1,886	1,128	663	1,791
Total medical membership	7,961	14,873	22,834	7,550	14,551	22,101

Supplementary membership information:
Medicare Prescription Drug Plan (standalone) (1)			6,044			6,134

_____________________________________________

(1)
Represents the Company’s SilverScript PDP membership only. Excludes 2.4 million and 2.3 million members as of March 31, 2019 and December 31, 2018, respectively, related to Aetna’s standalone PDPs that were sold effective December 31, 2018. The Company will retain the financial results of the divested plans through 2019 through a reinsurance agreement.

Medical Membership
Medical membership as of March 31, 2019 increased compared with December 31, 2018, reflecting increases in Medicare, Commercial ASC and Medicaid products, partially offset by declines in Commercial Insured products.

Medicare Update
On April 1, 2019, the United States Centers for Medicare & Medicaid Services (“CMS”) issued its final notice detailing final 2020 Medicare Advantage benchmark payment rates (the “Final Notice”). Overall the Company projects the benchmark rates in the Final Notice will increase funding for its Medicare Advantage business, excluding the impact of the health insurer fee, by approximately 2.0% in 2020 compared to 2019.

Corporate/Other Segment

Commentary

Revenues

•	Total revenues increased $62 million in the three months ended March 31, 2019 compared to the prior year.

•
In 2019, revenues relate to products for which the Company no longer solicits or accepts new customers, such as large case pensions and long-term care insurance products, that were acquired in the Aetna Acquisition. In 2018, revenues relate to interest income related to the $40 billion of 2018 Notes issued to partially fund the Aetna Acquisition.

Operating expenses

•
Operating expenses within the Corporate/Other segment include certain aspects of costs related to executive management and the corporate relations, legal, compliance, human resources, information technology and finance departments and acquisition-related transaction and integration costs. After the Aetna Acquisition Date, such operating expenses also include operating costs to support the large case pensions and long-term care insurance products acquired in the Aetna Acquisition.

•
Operating expenses increased $148 million in the three months ended March 31, 2019 compared to the prior year. The increase was primarily driven by an increase in acquisition-related integration costs of $108 million in the three months ended March 31, 2019 as compared to the prior period and incremental operating expenses to support the large case pensions and long-term care insurance products described above.

Liquidity and Capital Resources

Cash Flows

The Company maintains a level of liquidity sufficient to allow it to meet its cash needs in the short-term. Over the long term, the Company manages its cash and capital structure to maximize shareholder return, maintain its financial condition and maintain flexibility for future strategic initiatives. The Company continuously assesses its regulatory capital requirements, working capital needs, debt and leverage levels, debt maturity schedule, capital expenditure requirements, dividend payouts, potential share repurchases and future investments or acquisitions. The Company believes its operating cash flows, commercial paper program, credit facilities, sale-leaseback program, as well as any potential future borrowings, will be sufficient to fund these future payments and long-term initiatives.

The net change in cash, cash equivalents and restricted cash is as follows:

	Three Months Ended March 31,		Change
In millions	2019	2018	$	%
Net cash provided by operating activities	$1,948	$2,355	$(407)	(17.3)%
Net cash used in investing activities	(891)	(131)	(760)	580.2%
Net cash provided by financing activities	816	38,140	(37,324)	(97.9)%
Net increase in cash, cash equivalents and restricted cash	$1,873	$40,364	$(38,491)	95.4%

Commentary

•
Net cash provided by operating activities decreased by $407 million in the three months ended March 31, 2019 due primarily to the timing of client and customer payments as well as the timing of payments from CMS, partially offset by the Aetna Acquisition. Net cash provided by operating activities for the three months ended March 31, 2018 reflects an advance payment from CMS received in March 2018 related to April 2018.

•
Net cash used in investing activities increased by $760 million in the three months ended March 31, 2019 largely driven by the three months ended March 31, 2018 reflecting $725 million in proceeds from the sale of RxCrossroads.

•
Net cash provided by financing activities was $816 million in the three months ended March 31, 2019 compared to $38.1 billion in the prior year. The decrease in cash provided by financing activities primarily related to long-term borrowings during 2018 to partially fund the Aetna Acquisition, as well as a $500 million partial repayment of the term loan used to partially fund the Aetna Acquisition and the repayment of $375 million of senior notes that matured during the three months ended March 31, 2019.

Short-term Borrowings

Commercial Paper and Back-up Credit Facilities
The Company had approximately $3.0 billion of commercial paper outstanding at a weighted average interest rate of 2.74% as of March 31, 2019. In connection with its commercial paper program, the Company maintains a $1.75 billion 364-day unsecured back-up revolving credit facility, which expires on May 16, 2019, a $1.25 billion, five-year unsecured back-up revolving credit facility, which expires on July 1, 2020, a $1.0 billion, five-year unsecured back-up revolving credit facility, which expires on May 18, 2022, and a $2.0 billion, five-year unsecured back-up revolving credit facility, which expires on May 17, 2023. The Company intends to renew its 364-day unsecured back-up revolving credit facility prior to its expiration. The credit facilities allow for borrowings at various rates that are dependent, in part, on the Company’s public debt ratings and require the Company to pay a weighted average quarterly facility fee of approximately .03%, regardless of usage. As of March 31, 2019, there were no borrowings outstanding under any of the back-up credit facilities.

Bridge Loan Facility
On December 3, 2017, in connection with the Aetna Acquisition, the Company entered into a $49.0 billion unsecured bridge loan facility commitment. The Company paid $221 million in fees upon entering into the agreement. The fees were capitalized in other current assets and were amortized as interest expense over the period the bridge loan facility commitment was outstanding. The bridge loan facility commitment was reduced to $44.0 billion on December 15, 2017 upon the Company entering into a $5.0 billion term loan agreement. On March 9, 2018, the Company issued the 2018 Notes with an aggregate principal amount of $40.0 billion (see “Long-term Borrowings - 2018 Notes” below). At that time, the bridge loan facility commitment was reduced to $4.0 billion, and the Company paid $8 million in fees to retain the bridge loan facility commitment through the Aetna Acquisition Date. Those fees were capitalized in other current assets and were amortized as interest expense over the period the bridge loan facility commitment was outstanding. The Company recorded $161 million of amortization of the bridge loan facility commitment fees during the three months ended March 31, 2018, which was recorded in interest expense in the unaudited condensed consolidated statement of operations. On October 26, 2018, the Company entered into a $4.0 billion unsecured 364-day bridge term loan agreement to formalize the bridge loan facility discussed above. On November 28, 2018, in connection with the Aetna Acquisition, the $4.0 billion unsecured 364-day bridge term loan agreement terminated.

Federal Home Loan Bank of Boston
Since the Aetna Acquisition Date, a subsidiary of the Company is a member of the Federal Home Loan Bank of Boston (the “FHLBB”). As a member, the subsidiary has the ability to obtain cash advances, subject to certain minimum collateral requirements. The maximum borrowing capacity available from the FHLBB as of March 31, 2019, was approximately $860 million. As of March 31, 2019, there were no outstanding advances from the FHLBB.

Long-term Borrowings

2018 Notes
On March 9, 2018, the Company issued an aggregate of $40.0 billion in principal amount of the 2018 Notes for total proceeds of approximately $39.4 billion, net of discounts and underwriting fees. The net proceeds of the 2018 Notes were used to fund a portion of the Aetna Acquisition. The 2018 Notes consist of the following:

In millions
3.125% senior notes due March 2020	$2,000
Floating rate notes due March 2020	1,000
3.35% senior notes due March 2021	3,000
Floating rate notes due March 2021	1,000
3.7% senior notes due March 2023	6,000
4.1% senior notes due March 2025	5,000
4.3% senior notes due March 2028	9,000
4.78% senior notes due March 2038	5,000
5.05% senior notes due March 2048	8,000
Total debt principal	$40,000

Term Loan Agreement
On December 15, 2017, in connection with the Aetna Acquisition, the Company entered into a $5.0 billion term loan agreement. The term loan facility under the term loan agreement consists of a $3.0 billion three-year tranche and a $2.0 billion five-year tranche. The term loan agreement allows for borrowings at various rates that are dependent, in part, on the Company’s debt ratings. In connection with the Aetna Acquisition, the Company borrowed $5.0 billion (a $3.0 billion three-year tranche and a $2.0 billion five-year tranche) under the term loan agreement in November 2018. The Company terminated the $2.0 billion five-year tranche in December 2018 with the repayment of the borrowing. In March 2019, the Company made a payment of $500 million on the three-year tranche. As of March 31, 2019, the Company had $2.5 billion outstanding under the term loan agreement.

Aetna Related Debt
Upon the closing of the Aetna Acquisition, the Company assumed long-term debt with a fair value of $8.1 billion with stated interest rates ranging from 2.2% to 6.75%.

Debt Covenants

The Company’s back-up revolving credit facilities, unsecured senior notes, unsecured floating rate notes and term loan agreement contain customary restrictive financial and operating covenants. These covenants do not include an acceleration of the Company’s debt maturities in the event of a downgrade in the Company’s credit ratings. The covenants do not materially affect the Company’s financial or operating flexibility. As of March 31, 2019, the Company was in compliance with all of its debt covenants.

Debt Ratings

As of March 31, 2019, the Company’s long-term debt was rated “Baa2” by Moody’s and “BBB” by Standard & Poor’s (“S&P”), and its commercial paper program was rated “P-2” by Moody’s and “A-2” by S&P. In assessing the Company’s credit strength, the Company believes that both Moody’s and S&P considered, among other things, the Company’s capital structure and financial policies as well as its consolidated balance sheet, its historical acquisition activity and other financial information. Although the Company currently believes its long-term debt ratings will remain investment grade, it cannot guarantee the future actions of Moody’s and/or S&P. The Company’s debt ratings have a direct impact on its future borrowing costs, access to capital markets and new store operating lease costs.

Share Repurchase Programs

During the three months ended March 31, 2019 and 2018, the Company did not repurchase any shares of common stock. See Note 7 ‘‘Shareholders’ Equity’’ to the unaudited condensed consolidated financial statements for additional information on the Company’s share repurchase program.

Off-Balance Sheet Arrangements

See Note 11 ‘‘Commitments and Contingencies’’ to the unaudited condensed consolidated financial statements for information on the Company’s lease guarantees.

Critical Accounting Policies

The Company prepares the unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles, which require management to make certain estimates and apply judgment. Estimates and judgments are based on historical experience, current trends and other factors that management believes to be important at the time the unaudited condensed consolidated financial statements are prepared. On a regular basis, the Company reviews its accounting policies and how they are applied and disclosed in the unaudited condensed consolidated financial statements. While the Company believes the historical experience, current trends and other factors considered by management support the preparation of the unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles, actual results could differ from estimates, and such differences could be material.

Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). Lessees are required to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability is equal to the present value of lease payments. The asset is based on the liability, subject to certain adjustments, such as for initial direct costs. For income statement purposes, a dual model was retained, requiring leases to be classified as either operating or finance leases. Operating leases result in straight-line expense (similar to operating leases under the prior accounting standard) while finance leases result in a front-loaded expense pattern (similar to capital leases under the prior accounting standard). Lessor accounting is similar to the prior model, but updated to align with certain changes to the lessee model (e.g., certain definitions, such as initial direct costs, have been updated) and the new revenue recognition standard that was adopted in 2018. See the New Accounting Pronouncements Recently Adopted section of Note 1 ‘‘Significant Accounting Policies’’ to the unaudited condensed consolidated financial statements for a detailed discussion of the adoption of this new lease standard.

Goodwill

During 2018, the LTC reporting unit continued to experience industry wide challenges that have impacted management’s ability to grow the business at the rate that was originally estimated when the Company acquired Omnicare. Those challenges included lower client retention rates, lower occupancy rates in skilled nursing facilities, the deteriorating financial health of numerous skilled nursing facility customers which resulted in a number of customer bankruptcies in 2018, and continued facility reimbursement pressures. In June 2018, LTC management submitted its initial budget for 2019 and updated the 2018 annual forecast which showed a projected deterioration in the financial results for the remainder of 2018 and in 2019, which also caused management to update its long-term forecast beyond 2019. Based on these updated projections, management determined that there were indicators that the LTC reporting unit’s goodwill may be impaired and, accordingly, management performed an interim goodwill impairment test as of June 30, 2018. The results of that interim impairment test showed that the fair value of the LTC reporting unit was lower than the carrying value, resulting in a $3.9 billion pre-tax goodwill impairment charge in the second quarter of 2018.

During the third quarter of 2018, the Company performed its required annual impairment tests of goodwill and concluded there was no impairment of goodwill.

During the fourth quarter of 2018, the LTC reporting unit missed its forecast primarily due to operational issues and customer liquidity issues, including one significant customer bankruptcy. Additionally, LTC management submitted an updated final budget for 2019 which showed significant additional deterioration in the projected financial results for 2019 compared to the analyses performed in the second and third quarters of 2018 primarily due to continued industry and operational challenges, which also caused management to make further updates to its long-term forecast beyond 2019. Based on these updated projections, management determined that there were indicators that the LTC reporting unit’s goodwill may be further impaired and, accordingly, an interim goodwill impairment test was performed during the fourth quarter of 2018. The results of that impairment test showed that the fair value of the LTC reporting unit was lower than the carrying value, resulting in an additional $2.2 billion goodwill impairment charge in the fourth quarter of 2018.

The fair value of the LTC reporting unit was determined using a combination of a discounted cash flow method and a market multiple method. In addition to the lower financial projections, changes in risk-free interest rates and lower market multiples of peer group companies also contributed to the amount of the 2018 goodwill impairment charges.

As of March 31, 2019, the remaining goodwill balance in the LTC reporting unit is approximately $431 million.

Although the Company believes the financial projections used to determine the fair value of the LTC reporting unit in the fourth quarter of 2018 were reasonable and achievable, the LTC reporting unit may continue to face challenges that may affect the Company’s ability to grow the LTC reporting unit’s business at the rate estimated when such goodwill impairment test was performed. These challenges and some of the key assumptions included in the Company’s financial projections to determine the estimated fair value of the LTC reporting unit include client retention rates, occupancy rates in skilled nursing facilities, the financial health of skilled nursing facility customers, facility reimbursement pressures, the Company’s ability to execute its senior living initiative, the Company’s ability to make acquisitions and integrate those businesses into its LTC operations in an orderly manner, as well as the Company’s ability to extract cost savings from labor productivity and other initiatives. The fair value of the LTC reporting unit also is dependent on market multiples of peer group companies and the risk-free interest rate environment, which impacts the discount rate used in the discounted cash flow valuation method. If the Company does not achieve its forecasts, it is reasonably possible in the near term that the goodwill of the LTC reporting unit could be deemed to be impaired again by a material amount.

For a full description of the Company’s other critical accounting policies, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2018 Form 10-K.

Cautionary Statement Concerning Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of the Company. In addition, the Company and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the United States Securities and Exchange Commission (the “SEC”) and in its reports to stockholders, press releases, webcasts, conference calls, meetings and other communications. Generally, the inclusion of the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project,” “should,” “will” and similar expressions identify statements that constitute forward-looking statements. All statements addressing operating performance of CVS Health Corporation or any subsidiary, events or developments that the Company projects, expects or anticipates will occur in the future, including statements relating to corporate strategy; revenue growth; adjusted revenue growth, earnings or earnings per common share growth; adjusted operating income or adjusted earnings per common share growth; free cash flow; debt ratings; inventory levels; inventory turn and loss rates; store development; relocations and new market entries; retail pharmacy business, sales results and/or trends and operations; PBM business, sales results and/or trends and operations; specialty pharmacy business, sales trends and operations; LTC pharmacy business, sales results and/or trends and operations; Health Care Benefits business, sales results and/or trends, medical cost trends, medical membership growth, medical benefit ratios and operations; the Company’s ability to attract or retain customers and clients; Medicare Advantage and/or Medicare Part D competitive bidding, enrollment and operations; new product development; and the impact of industry and regulatory developments, as well as statements expressing optimism or pessimism about future operating results or events, are forward-looking statements within the meaning of the Reform Act.

The forward-looking statements are and will be based upon management’s then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

By their nature, all forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons as described in the Company’s SEC filings, including those set forth in the Risk Factors section of the 2018 Form 10-K, and including, but not limited to:

•
Risks to our brand and reputation, the Aetna Acquisition, data governance risks, effectiveness of our talent management and alignment of talent to our business needs, and potential changes in public policy, laws and regulations present overarching risks to our enterprise in 2019 and beyond.

•
Our brand and reputation are two of our most important assets; negative public perception of the industries in which we operate, or of our industries’ or our practices, can adversely affect our businesses, results of operations, cash flows and prospects.

•
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

•
We face significant competition in attracting and retaining talented employees. Further, managing succession for, and retention of, key executives is critical to our success, and our failure to do so could adversely affect our future performance.

•
We are subject to potential changes in public policy, laws and regulations, including reform of the United States health care system, that can adversely affect the markets for our products and services and our businesses, operations, results of operations, cash flows and prospects.

•	Our enterprise strategy may not be an effective response to the changing dynamics in the industries in which we operate, or we may not be able to implement our strategy and related strategic projects.

•	Efforts to reduce reimbursement levels and alter health care financing practices could adversely affect our businesses.

•	Gross margins in the industries in which we operate may decline.

•	Our results of operations are affected by the health of the economy in general and in the geographies we serve.

•
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

•
We may lose clients and/or fail to win new business. If we fail to compete effectively in the geographies and product areas in which we operate, including maintaining or increasing membership in our Health Care Benefits segment, our results of operations, financial condition and cash flows could be materially and adversely affected.

•	We are exposed to risks relating to the solvency of our customers and of other insurers.

•	We face risks relating to the market availability, pricing, suppliers and safety profiles of prescription drugs that we purchase and sell.

•	We face risks related to the frequency and rate of the introduction and pricing of generic drugs and brand name prescription drug products.

•	Possible changes in industry pricing benchmarks and drug pricing generally can adversely affect our PBM business.

•	Product liability, product recall or personal injury issues could damage our reputation.

•	We face challenges in growing our Medicare Advantage and Medicare Part D membership.

•	We face challenges in growing our Medicaid membership, and expanding our Medicaid membership exposes us to additional risks.

•	A change in our Health Care Benefits product mix may adversely affect our profit margins.

•
We may not be able to accurately forecast health care and other benefit costs, which could adversely affect our Health Care Benefits segment’s results of operations. There can be no assurance that the future health care and other benefit costs of our Insured Health Care Benefits products will not exceed our projections.

•
A number of factors, many of which are beyond our control, contribute to rising health care and other benefit costs. If we are unable to satisfactorily manage our health care and other benefit costs, our Health Care Benefits segment’s results of operations and competitiveness will be adversely affected.

•
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

•	Extreme events, or the threat of extreme events, could materially increase our health care (including behavioral health) costs. We cannot predict whether or when any such events will occur.

•
Legislative and regulatory changes could create significant challenges to our Medicare Advantage and Medicare Part D revenues and results of operations, and proposed changes to these programs could create significant additional challenges. Entitlement program reform, if it occurs, could have a material adverse effect on our businesses, operations and/or results of operations.

•
We may not be able to obtain adequate premium rate increases in our Insured Health Care Benefits products, which would have an adverse effect on our revenues, MBRs and results of operations and could magnify the adverse impact of increases in health care and other benefit costs and of ACA assessments, fees and taxes.

•
Minimum MLR rebate requirements limit the level of margin we can earn in our Insured Health Care Benefits products while leaving us exposed to higher than expected medical costs. Challenges to our minimum MLR rebate methodology and/or reports could adversely affect our results of operations.

•
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

•
If our compliance or other systems and processes fail or are deemed inadequate, we may suffer brand and reputational harm and become subject to regulatory actions or litigation which could adversely affect our businesses, results of operations, cash flows and/or financial condition.

•
Our litigation and regulatory risk profile are changing as a result of the Aetna Acquisition and as we offer new products and services and expand in business areas beyond our historical core businesses of Retail/LTC and Pharmacy Services.

•
We routinely are subject to litigation and other adverse legal proceedings, including class actions and qui tam actions. Many of these proceedings seek substantial damages which may not be covered by insurance. These proceedings may be costly to defend, result in changes in our business practices, harm our brand and reputation and adversely affect our businesses and results of operations.

•
We frequently are subject to regular and special governmental audits, investigations and reviews that could result in changes to our business practices and also could result in material refunds, fines, penalties, civil liabilities, criminal liabilities and other sanctions.

•
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

•
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

•	Our results of operations may be adversely affected by changes in laws and policies governing employers and by union organizing activity.

•	We must develop and maintain a relevant omni-channel experience for our retail customers.

•
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

•
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

•
Our results of operations may be adversely affected if we are unable to contract with manufacturers, providers, suppliers and vendors on competitive terms and develop and maintain attractive networks with high quality providers.

•
If our service providers fail to meet their contractual obligations to us or to comply with applicable laws or regulations, we may be exposed to brand and reputational harm, litigation or regulatory action. This risk is particularly high in our Medicare, Medicaid, dual eligible and dual eligible special needs plan programs.

•
Continuing consolidation and integration among providers and other suppliers may increase our medical and other covered benefits costs, make it difficult for us to compete in certain geographies and create new competitors.

•
We may experience increased medical and other benefit costs, litigation risk and customer and member dissatisfaction when providers that do not have contracts with us render services to our Health Care Benefits members.

•
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

•	We are subject to payment-related risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability and disrupt our business operations.

•
Our and our vendors’ operations are subject to a variety of business continuity hazards and risks, any of which could interrupt our operations or otherwise adversely affect our performance and results of operations.

•
We and our vendors have experienced cyber attacks. We can provide no assurance that we or our vendors will be able to detect, prevent or contain the effects of such attacks or other information security (including cybersecurity) risks or threats in the future.

•
The failure or disruption of our information technology systems or the failure of our information technology infrastructure to support our businesses could adversely affect our reputation, businesses, results of operations and cash flows.

•
Our business success and results of operations depend in part on effective information technology systems and on continuing to develop and implement improvements in technology. Pursuing multiple initiatives simultaneously could make this continued development and implementation significantly more challenging.

•
Sales of our products and services are dependent on our ability to attract and motivate internal sales personnel and independent third-party brokers, consultants and agents. New distribution channels create new disintermediation risk. We may be subject to penalties or other regulatory actions as a result of the marketing practices of brokers and agents selling our products.

•	We also face other risks that could adversely affect our businesses, results of operations, financial condition and/or cash flows, which include:

•	Failure of our corporate governance policies or procedures, for example significant financial decisions being made at an inappropriate level in our organization;

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

•	Goodwill and other intangible assets could, in the future, become impaired.

•
We would be adversely affected if we do not effectively deploy our capital. Downgrades or potential downgrades in our credit ratings, should they occur, could adversely affect our brand and reputation, businesses, cash flows, financial condition and results of operations.

•
Adverse conditions in the U.S. and global capital markets can significantly and adversely affect the value of our investments in debt and equity securities, mortgage loans, alternative investments and other investments, our results of operations and/or our financial condition.

•	We have limited experience in the insurance and managed health care industry, which may hinder our ability to achieve our objectives as a combined company.

•	The Aetna Acquisition may not be accretive, and may be dilutive, to our earnings per share, which may adversely affect our stock price.

•
We may fail to successfully combine the businesses and operations of CVS Health and Aetna to realize the anticipated benefits and cost savings of the Aetna Acquisition within the anticipated timeframe or at all, which could adversely affect our stock price.

•	Our future results may be adversely impacted if we do not effectively manage our expanded operations following completion of the Aetna Acquisition.

•	We may have difficulty attracting, motivating and retaining executives and other key employees following completion of the Aetna Acquisition.

•	The Aetna integration process could disrupt our ongoing businesses and/or operations.

•
Our indebtedness following completion of the Aetna Acquisition is substantially greater than our indebtedness on a stand-alone basis and greater than the combined indebtedness of CVS Health and Aetna existing prior to the announcement of the transaction. This increased level of indebtedness could adversely affect our business flexibility and increase our borrowing costs.

•	We will continue to incur significant integration-related costs in connection with the Aetna Acquisition.

•
We expect to continue to pursue acquisitions, joint ventures, strategic alliances and other inorganic growth opportunities, which may be unsuccessful, cause us to assume unanticipated liabilities, disrupt our existing businesses, be dilutive or lead us to assume significant debt, among other things.

•	We may be unable to successfully integrate companies we acquire.

Form 10-Q Table of Contents

•
As a result of our expanded international operations, we face political, legal and compliance, operational, regulatory, economic and other risks that we do not face or are more significant than in our domestic operations.

The foregoing list is not exhaustive. There can be no assurance that the Company has correctly identified all the risks that affect it. Additional risks and uncertainties not presently known to the Company or that the Company currently believes to be immaterial also may adversely affect the Company’s businesses. Should any risks or uncertainties develop into actual events, these developments could have a material adverse effect on the Company’s businesses, operating results, cash flows and/or financial condition. For these reasons, you are cautioned not to place undue reliance on the Company’s forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company has not experienced any material changes in exposures to market risk since December 31, 2018. See the information contained in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of the Company’s exposures to market risk.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a‑15(f) and 15d‑15(f)) as of March 31, 2019, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to provide reasonable assurance that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: On November 28, 2018, the Company completed its acquisition of Aetna. The Company is in the process of integrating the historical internal control over financial reporting of Aetna with the rest of the Company. In addition, the Company implemented controls related to the adoption of, ASU 2016-02, Leases (Topic 842) and the related financial statement reporting.

Other than the foregoing, there has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that occurred in the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

I. Legal Proceedings

The information contained in Note 11 ‘‘Commitments and Contingencies’’ contained in “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference herein.

Item 1A.	Risk Factors

There have been no material changes to the “Risk Factors” disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Those risk factors could adversely affect the Company’s business, financial condition and operating results as well as the market price of the Company’s common shares.

Form 10-Q Table of Contents

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table presents the total number of shares purchased in the three months ended March 31, 2019, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to the 2016 Repurchase Program. See “Note 7 ‘‘Shareholders’ Equity’’ contained in “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

				Approximate Dollar
			Total Number of Shares	Value of Shares that
	Total Number	Average	Purchased as Part of	May Yet Be
	of Shares	Price Paid per	Publicly Announced	Purchased Under the
Fiscal Period	Purchased	Share	Plans or Programs	Plans or Programs
January 1, 2019 through January 31, 2019	—	$—	—	$13,869,392,446
February 1, 2019 through February 28, 2019	—	$—	—	$13,869,392,446
March 1, 2019 through March 31, 2019	—	$—	—	$13,869,392,446
	—		—

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Mine Safety Disclosures

Not Applicable.

Item 5.        Other Information

None.

Form 10-Q Table of Contents

Item 6. Exhibits

The exhibits listed in this Item 6 are filed as part of this Quarterly Report on Form 10-Q. Exhibits marked with an asterisk (*) are management contracts or compensatory plans or arrangements. Exhibits other than those listed are omitted because they are not required to be listed or are not applicable. Pursuant to Item 601(b)(4)(iii) of regulation S-K, the Registrant hereby agrees to furnish to the Securities and Exchange Commission a copy of any omitted instrument that is not required to be listed.

INDEX TO EXHIBITS

10

10.1	Change in Control Agreement effective as of July 19, 2010 between the Registrant and Eva Boratto.*

10.2	Restrictive Covenant Agreement dated May 17, 2017 between the Registrant and Eva Boratto.*

10.3	Change in Control Agreement dated as of November 10, 2017 between the Registrant and Derica Rice.*

10.4	Restrictive Covenant Agreement dated March 31, 2018 between the Registrant and Derica Rice.*

15	Letter re: unaudited interim financial information

15.1	Letter from Ernst & Young LLP acknowledging awareness of the use of a report dated May 1, 2019 related to their reviews of interim financial information.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification by the Chief Executive Officer.

31.2	Certification by the Chief Financial Officer.

32	Section 1350 Certifications

32.1	Certification by the Chief Executive Officer.

32.2	Certification by the Chief Financial Officer.

101	Interactive Data File

101
The following materials from the CVS Health Corporation Quarterly Report on Form 10-Q for the three months ended March 31, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash flows, (v) the Condensed Consolidated Statements of Shareholders’ Equity and (vi) the related Notes to Condensed Consolidated Financial Statements.

Form 10-Q Table of Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVS HEALTH CORPORATION

Date:	May 1, 2019	By:	/s/ Eva C. Boratto
Eva C. Boratto
Executive Vice President and Chief Financial Officer