Form 10-Q
period 2019-06-30
CVS HEALTH Corp
filed 2019-08-07
CIK 64803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to_________

Commission File Number: 001-01011

CVS HEALTH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	05-0494040
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

One CVS Drive,	Woonsocket,	Rhode Island	02895
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:			(401)	765-1500
Former name or former address, if changed since last report:			N/A
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CVS	New York Stock Exchange

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

There were 1,300,496,722 shares of the registrant’s voting common stock with a par value of $0.01 per share outstanding at July 30, 2019.

Form 10-Q Table of Contents

Part I.	Financial Information

Item 1.	Financial Statements

Index to Condensed Consolidated Financial Statements

Page
Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2019 and 2018	2

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three and six months ended June 30, 2019 and 2018	3

Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2019 and December 31, 2018	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2019 and 2018	5

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited) for the three months ended June 30, 2019 and 2018 and the three months ended March 31, 2019 and 2018	7

Notes to Condensed Consolidated Financial Statements (Unaudited)	9

Report of the Independent Registered Public Accounting Firm	43

Index to Condensed Consolidated Financial Statements

CVS Health Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2019	2018	2019	2018
Revenues:
Products	$45,531	$45,652	$88,874	$89,701
Premiums	15,791	751	32,073	2,057
Services	1,816	305	3,588	643
Net investment income	293	214	542	264
Total revenues	63,431	46,922	125,077	92,665
Operating costs:
Cost of products sold	38,970	38,876	76,217	76,381
Benefit costs	13,087	631	26,546	1,960
Goodwill impairment	—	3,921	—	3,921
Operating expenses	8,042	4,867	16,292	9,780
Total operating costs	60,099	48,295	119,055	92,042
Operating income (loss)	3,332	(1,373)	6,022	623
Interest expense	772	689	1,554	1,212
Other expense (income)	(31)	3	(62)	6
Income (loss) before income tax provision	2,591	(2,065)	4,530	(595)
Income tax provision	660	497	1,172	969
Income (loss) from continuing operations	1,931	(2,562)	3,358	(1,564)
Loss from discontinued operations, net of tax	—	(1)	—	(1)
Net income (loss)	1,931	(2,563)	3,358	(1,565)
Net (income) loss attributable to noncontrolling interests	5	—	(1)	—
Net income (loss) attributable to CVS Health	$1,936	$(2,563)	$3,357	$(1,565)

Basic earnings (loss) per share:
Income (loss) from continuing operations attributable to CVS Health	$1.49	$(2.52)	$2.58	$(1.54)
Loss from discontinued operations attributable to CVS Health	$—	$—	$—	$—
Net income (loss) attributable to CVS Health	$1.49	$(2.52)	$2.58	$(1.54)
Weighted average shares outstanding	1,301	1,018	1,299	1,017
Diluted earnings (loss) per share:
Income (loss) from continuing operations attributable to CVS Health	$1.49	$(2.52)	$2.58	$(1.54)
Loss from discontinued operations attributable to CVS Health	$—	$—	$—	$—
Net income (loss) attributable to CVS Health	$1.49	$(2.52)	$2.58	$(1.54)
Weighted average shares outstanding	1,302	1,018	1,302	1,017
Dividends declared per share	$0.50	$0.50	$1.00	$1.00

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements

CVS Health Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2019	2018	2019	2018
Net income (loss)	$1,931	$(2,563)	$3,358	$(1,565)
Other comprehensive income (loss), net of tax:
Net unrealized investment gains	251	—	585	—
Foreign currency translation adjustments	3	(27)	4	(26)
Net cash flow hedges	(3)	(4)	(7)	339
Other comprehensive income (loss)	251	(31)	582	313
Comprehensive income (loss)	2,182	(2,594)	3,940	(1,252)
Comprehensive (income) loss attributable to noncontrolling interests	5	—	(1)	—
Comprehensive income (loss) attributable to CVS Health	$2,187	$(2,594)	$3,939	$(1,252)

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements

CVS Health Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

In millions, except per share amounts	June 30, 2019	December 31, 2018
Assets:
Cash and cash equivalents	$6,063	$4,059
Investments	2,462	2,522
Accounts receivable, net	18,174	17,631
Inventories	15,511	16,450
Other current assets	4,691	4,581
Total current assets	46,901	45,243
Long-term investments	16,973	15,732
Property and equipment, net	11,483	11,349
Operating lease right-of-use assets	20,865	—
Goodwill	79,485	78,678
Intangible assets, net	34,163	36,524
Separate accounts assets	4,271	3,884
Other assets	4,763	5,046
Total assets	$218,904	$196,456

Liabilities:
Accounts payable	$9,160	$8,925
Pharmacy claims and discounts payable	11,937	11,365
Health care costs payable	6,889	6,147
Policyholders’ funds	2,907	2,939
Accrued expenses	10,562	10,711
Other insurance liabilities	1,788	1,937
Current portion of operating lease liabilities	1,793	—
Short-term debt	446	720
Current portion of long-term debt	3,894	1,265
Total current liabilities	49,376	44,009
Long-term operating lease liabilities	18,849	—
Long-term debt	66,941	71,444
Deferred income taxes	7,375	7,677
Separate accounts liabilities	4,271	3,884
Other long-term insurance liabilities	7,965	8,119
Other long-term liabilities	2,528	2,780
Total liabilities	157,305	137,913

Shareholders’ equity:
Preferred stock, par value $0.01: 0.1 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01: 3,200 shares authorized; 1,724 shares issued and 1,299 shares outstanding at June 30, 2019 and 1,720 shares issued and 1,295 shares outstanding at December 31, 2018 and capital surplus	45,719	45,440
Treasury stock, at cost: 425 shares at June 30, 2019 and December 31, 2018	(28,257)	(28,228)
Retained earnings	43,136	40,911
Accumulated other comprehensive income	684	102
Total CVS Health shareholders’ equity	61,282	58,225
Noncontrolling interests	317	318
Total shareholders’ equity	61,599	58,543
Total liabilities and shareholders’ equity	$218,904	$196,456

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements

CVS Health Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
In millions	2019	2018
Cash flows from operating activities:
Cash receipts from customers	$120,808	$87,977
Cash paid for inventory and prescriptions dispensed by retail network pharmacies	(70,567)	(70,763)
Insurance benefits paid	(25,992)	(1,737)
Cash paid to other suppliers and employees	(14,497)	(8,471)
Interest and investment income received	512	194
Interest paid	(1,502)	(560)
Income taxes paid	(1,476)	(1,351)
Net cash provided by operating activities	7,286	5,289

Cash flows from investing activities:
Proceeds from sales and maturities of investments	3,786	37
Purchases of investments	(4,062)	(53)
Purchases of property and equipment	(1,289)	(912)
Acquisitions (net of cash acquired)	(250)	(556)
Proceeds from sale of subsidiary	—	725
Other	14	7
Net cash used in investing activities	(1,801)	(752)

Cash flows from financing activities:
Net repayments of short-term debt	(275)	(1,276)
Proceeds from issuance of long-term debt	—	39,376
Repayments of long-term debt	(1,899)	(1)
Derivative settlements	—	446
Dividends paid	(1,306)	(1,018)
Proceeds from exercise of stock options	111	130
Payments for taxes related to net share settlement of equity awards	(80)	(37)
Other	7	—
Net cash provided by (used in) financing activities	(3,442)	37,620
Net increase in cash, cash equivalents and restricted cash	2,043	42,157
Cash, cash equivalents and restricted cash at the beginning of the period	4,295	1,900
Cash, cash equivalents and restricted cash at the end of the period	$6,338	$44,057

Index to Condensed Consolidated Financial Statements

CVS Health Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
In millions	2019	2018
Reconciliation of net income (loss) to net cash provided by operating activities:
Net income (loss)	$3,358	$(1,565)
Adjustments required to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,183	1,291
Goodwill impairment	—	3,921
Stock-based compensation	226	110
Deferred income taxes and other noncash items	(42)	252
Change in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(681)	(1,059)
Inventories	939	369
Other assets	(314)	(174)
Accounts payable and pharmacy claims and discounts payable	917	1,045
Health care costs payable and other insurance liabilities	496	224
Other liabilities	204	875
Net cash provided by operating activities	$7,286	$5,289

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements

CVS Health Corporation
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

			Attributable to CVS Health
	Number of shares outstanding		Common			Accumulated	Total
			Stock and			Other	CVS Health		Total
	Common	Treasury	Capital	Treasury	Retained	Comprehensive	Shareholders’	Noncontrolling	Shareholders’
In millions	Shares	Shares (1)	Surplus (2)	Stock (1)	Earnings	Income (Loss)	Equity	Interests	Equity
Balance at December 31, 2018	1,720	(425)	$45,440	$(28,228)	$40,911	$102	$58,225	$318	$58,543
Adoption of new accounting standard (Note 1)	—	—	—	—	178	—	178	—	178
Net income	—	—	—	—	1,421	—	1,421	6	1,427
Other comprehensive income	—	—	—	—	—	331	331	—	331
Stock option activity, stock awards and other	2	—	175	—	—	—	175	—	175
Purchase of treasury shares, net of ESPP issuances	—	1	—	7	—	—	7	—	7
Common stock dividends	—	—	—	—	(651)	—	(651)	—	(651)
Other decreases in noncontrolling interests	—	—	—	—	—	—	—	(4)	(4)
Balance at March 31, 2019	1,722	(424)	45,615	(28,221)	41,859	433	59,686	320	60,006
Net income (loss)	—	—	—	—	1,936	—	1,936	(5)	1,931
Other comprehensive income (Note 8)	—	—	—	—	—	251	251	—	251
Stock option activity, stock awards and other	2	—	104	—	—	—	104	—	104
Purchase of treasury shares, net of ESPP issuances	—	(1)	—	(36)	—	—	(36)	—	(36)
Common stock dividends	—	—	—	—	(659)	—	(659)	—	(659)
Other increases in noncontrolling interests	—	—	—	—	—	—	—	2	2
Balance at June 30, 2019	1,724	(425)	$45,719	$(28,257)	$43,136	$684	$61,282	$317	$61,599

_____________________________________________

(1)
Treasury shares include 1 million shares held in trust as of June 30, 2019, March 31, 2019 and December 31, 2018. Treasury stock includes $29 million related to shares held in trust as of June 30, 2019, March 31, 2019 and December 31, 2018.

(2)	Common stock and capital surplus includes the par value of common stock of $17 million as of June 30, 2019, March 31, 2019 and December 31, 2018.

Index to Condensed Consolidated Financial Statements

CVS Health Corporation
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

			Attributable to CVS Health
	Number of shares outstanding		Common			Accumulated	Total
			Stock and			Other	CVS Health		Total
	Common	Treasury	Capital	Treasury	Retained	Comprehensive	Shareholders’	Noncontrolling	Shareholders’
In millions	Shares	Shares (1)	Surplus (2)	Stock (1)	Earnings	Income (Loss)	Equity	Interests	Equity
Balance at December 31, 2017	1,712	(698)	$32,096	$(37,796)	$43,556	$(165)	$37,691	$4	$37,695
Adoption of new accounting standards (3)	—	—	—	—	(6)	(7)	(13)	—	(13)
Net income	—	—	—	—	998	—	998	—	998
Other comprehensive income	—	—	—	—	—	344	344	—	344
Stock option activity, stock awards and other	2	—	112	—	—	—	112	—	112
Purchase of treasury shares, net of ESPP issuances	—	—	—	49	—	—	49	—	49
Common stock dividends	—	—	—	—	(508)	—	(508)	—	(508)
Balance at March 31, 2018	1,714	(698)	32,208	(37,747)	44,040	172	38,673	4	38,677
Net loss	—	—	—	—	(2,563)	—	(2,563)	—	(2,563)
Other comprehensive income (loss) (Note 8)	—	—	—	—	—	(31)	(31)	—	(31)
Stock option activity, stock awards and other	2	—	73	—	—	—	73	—	73
Purchase of treasury shares, net of ESPP issuances	—	(1)	—	(33)	—	—	(33)	—	(33)
Common stock dividends	—	—	—	—	(512)	—	(512)	—	(512)
Balance at June 30, 2018	1,716	(699)	$32,281	$(37,780)	$40,965	$141	$35,607	$4	$35,611

_____________________________________________

(1)
Treasury shares include 1 million shares held in trust as of June 30, 2018, March 31, 2018 and December 31, 2017. Treasury stock includes $31 million related to shares held in trust as of June 30, 2018, March 31, 2018 and December 31, 2017.

(2)	Common stock and capital surplus includes the par value of common stock of $17 million as of June 30, 2018, March 31, 2018 and December 31, 2017.

(3)
Reflects the adoption of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which resulted in a reduction to retained earnings of $13 million and the adoption of ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which resulted in a reduction to accumulated other comprehensive income and an increase to retained earnings of $7 million.

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements

1.	Significant Accounting Policies

Description of business

CVS Health Corporation, together with its subsidiaries (collectively, “CVS Health,” the “Company,” “we,” “our” or “us”), is the nation’s premier health innovation company helping people on their path to better health. Whether in one of its pharmacies or through its health services and plans, CVS Health is pioneering a bold new approach to total health by making quality care more affordable, accessible, simple and seamless. CVS Health is community-based and locally focused, engaging consumers with the care they need when and where they need it. The Company has approximately 9,900 retail locations, approximately 1,100 walk-in medical clinics, a leading pharmacy benefits manager with more than 102 million plan members, a dedicated senior pharmacy care business serving more than one million patients per year and expanding specialty pharmacy services. CVS Health also serves an estimated 38 million people through traditional, voluntary and consumer-directed health insurance products and related services, including rapidly expanding Medicare Advantage offerings and a leading standalone Medicare Part D prescription drug plan (“PDP”). The Company believes its innovative health care model increases access to quality care, delivers better health outcomes and lowers overall health care costs.

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

Effective for the first quarter of 2019, the Company realigned the composition of its segments to correspond with changes to its operating model and reflect how its Chief Operating Decision Maker (the “CODM”) reviews information and manages the business. As a result of this realignment, the Company’s SilverScript® PDP moved from the Pharmacy Services segment to the Health Care Benefits segment. In addition, the Company moved Aetna’s mail order and specialty pharmacy operations from the Health Care Benefits segment to the Pharmacy Services segment. Segment financial information for the three and six months ended June 30, 2018, has been retrospectively adjusted to reflect these changes.

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

Retail/LTC Segment
The Retail/LTC segment sells prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products, cosmetics and personal care products, provides health care services through its MinuteClinic® walk-in medical clinics and conducts long-term care (“LTC”) pharmacy operations, which distribute prescription drugs and provide related pharmacy consulting and other ancillary services to chronic care facilities and other care settings. As of June 30, 2019, the Retail/LTC segment operated approximately 9,900 retail locations, approximately 1,100 MinuteClinic® locations as well as online retail pharmacy websites, LTC pharmacies and onsite pharmacies.

Health Care Benefits Segment
The Health Care Benefits segment is one of the nation’s leading diversified health care benefits providers, serving an estimated 38 million people as of June 30, 2019. The Health Care Benefits segment has the information and resources to help members, in consultation with their health care professionals, make more informed decisions about their health care. The Health Care Benefits segment offers a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental, behavioral health, medical management capabilities, Medicare Advantage and Medicare Supplement plans, PDPs, Medicaid health care management services, workers’ compensation administrative services and health information technology products and services. The Health Care Benefits segment’s customers include employer groups, individuals, college students, part-time and hourly workers, health plans, health care providers (“providers”), governmental units, government-sponsored plans, labor groups and expatriates. The Company refers to insurance products (where it assumes all or a majority of the risk for medical and dental care costs) as “Insured” and administrative services contract products (where the plan sponsor assumes all or a majority of the risk for medical and dental care costs) as “ASC.”

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

In millions	June 30, 2019	December 31, 2018
Cash and cash equivalents	$6,063	$4,059
Restricted cash (included in other current assets)	6	6
Restricted cash (included in other assets)	269	230
Total cash, cash equivalents and restricted cash in the statements of cash flows	$6,338	$4,295

Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts, customer credit allowances, contractual allowances and estimated terminations. Accounts receivable, net is composed of the following:

In millions	June 30, 2019	December 31, 2018
Trade receivables	$6,966	$6,896
Vendor and manufacturer receivables	8,358	7,655
Premium receivables	2,098	2,259
Other receivables	752	821
Total accounts receivable, net	$18,174	$17,631

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

Services Revenue
Services revenue relates to contracts that can include various combinations of services or series of services which generally are capable of being distinct and accounted for as separate performance obligations. Health Care Benefits segment services revenue primarily consists of the following components:

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

•	Workers’ compensation administrative services consist of fee-based managed care services. Workers’ compensation administrative services revenue is recognized once the service is provided.

Disaggregation of Revenue
The following tables disaggregate the Company’s revenue by major source in each segment for the three and six months ended June 30, 2019 and 2018:

	Pharmacy	Retail/	Health Care	Corporate/	Intersegment	Consolidated
In millions	Services	LTC	Benefits	Other	Eliminations	Totals
Three Months Ended June 30, 2019
Major goods/services lines:
Pharmacy	$34,698	$16,392	$—	$—	$(10,422)	$40,668
Front Store	—	4,875	—	—	—	4,875
Premiums	—	—	15,777	14	—	15,791
Net investment income	—	—	148	145	—	293
Other	144	180	1,478	2	—	1,804
Total	$34,842	$21,447	$17,403	$161	$(10,422)	$63,431

Pharmacy Services distribution channel:
Pharmacy network (1)	$22,028
Mail choice (2)	12,670
Other	144
Total	$34,842

Three Months Ended June 30, 2018
Major goods/services lines:
Pharmacy	$33,293	$15,805	$—	$—	$(8,151)	$40,947
Front Store	—	4,707	—	—	—	4,707
Premiums	—	—	751	—	—	751
Net investment income	—	—	4	210	—	214
Other	134	160	9	—	—	303
Total	$33,427	$20,672	$764	$210	$(8,151)	$46,922

Pharmacy Services distribution channel:
Pharmacy network (1)	$21,506
Mail choice (2)	11,787
Other	134
Total	$33,427
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

	Pharmacy	Retail/	Health Care	Corporate/	Intersegment	Consolidated
In millions	Services	LTC	Benefits	Other	Eliminations	Totals
Six Months Ended June 30, 2019
Major goods/services lines:
Pharmacy	$68,111	$32,510	$—	$—	$(21,429)	$79,192
Front Store	—	9,674	—	—	—	9,674
Premiums	—	—	32,036	37	—	32,073
Net investment income	—	—	312	230	—	542
Other	289	378	2,925	4	—	3,596
Total	$68,400	$42,562	$35,273	$271	$(21,429)	$125,077

Pharmacy Services distribution channel:
Pharmacy network (1)	$43,602
Mail choice (2)	24,509
Other	289
Total	$68,400

Six Months Ended June 30, 2018
Major goods/services lines:
Pharmacy	$65,699	$31,305	$—	$—	$(16,752)	$80,252
Front Store	—	9,433	—	—	—	9,433
Premiums	—	—	2,057	—	—	2,057
Net investment income	—	—	6	258	—	264
Other	274	366	19	—	—	659
Total	$65,973	$41,104	$2,082	$258	$(16,752)	$92,665

Pharmacy Services distribution channel:
Pharmacy network (1)	$42,704
Mail choice (2)	22,995
Other	274
Total	$65,973
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

The following table provides information about receivables and contract liabilities from contracts with customers:

In millions	June 30, 2019	December 31, 2018
Trade receivables (included in accounts receivable, net)	$6,966	$6,896
Contract liabilities (included in accrued expenses)	76	67

During the six months ended June 30, 2019, the contract liabilities balance includes increases related to customers’ earnings in ExtraBucks Rewards or issuances of Company gift cards and decreases for revenues recognized during the period as a result of the redemption of ExtraBucks Rewards or Company gift cards and breakage of Company gift cards. Below is a summary of such changes:

In millions
Balance at December 31, 2018	$67
Loyalty program earnings and gift card issuances	181
Redemption and breakage	(172)
Balance at June 30, 2019	$76

Related Party Transactions

The Company has an equity method investment in SureScripts, LLC (“SureScripts”), which operates a clinical health information network. The Company utilizes this clinical health information network in providing services to its client plan members and retail customers. The Company expensed fees for the use of this network of approximately $2 million and $8 million in the three months ended June 30, 2019 and 2018, respectively, and expensed fees for the use of this network of approximately $12 million and $30 million in the six months ended June 30, 2019 and 2018, respectively. The Company’s investment in and equity in the earnings of SureScripts for all periods presented is immaterial.

The Company has an equity method investment in Heartland Healthcare Services (“Heartland”). Heartland operates several LTC pharmacies in four states. Heartland paid the Company approximately $27 million and $36 million for pharmaceutical inventory purchases during the three months ended June 30, 2019 and 2018, respectively, and $52 million and $71 million for pharmaceutical inventory purchases during the six months ended June 30, 2019 and 2018, respectively. Additionally, the Company performs certain collection functions for Heartland and then passes those customer cash collections back to Heartland. The Company’s investment in and equity in the earnings of Heartland for all periods presented is immaterial.

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

On the Aetna Acquisition Date, the Company acquired 100% of the outstanding shares and voting interests of Aetna for a combination of cash and stock. Under the terms of the merger agreement, Aetna shareholders received $145.00 in cash and 0.8378 CVS Health shares for each Aetna share. The transaction valued Aetna at approximately $212 per share or approximately $70 billion. Including the assumption of Aetna’s debt, the total value of the transaction was approximately $78 billion. The Company financed the cash portion of the purchase price through a combination of cash on hand and by issuing approximately $45 billion of new debt, including senior notes and term loans. Aetna is a leading health care benefits company that offers a broad range of traditional, voluntary, and consumer-directed health insurance products and related services. The Company acquired Aetna to help improve the consumer health care experience by combining Aetna’s health care benefits products and services with CVS Health’s approximately 9,900 retail locations, approximately 1,100 walk-in medical clinics and integrated pharmacy capabilities with the goal of becoming the new, trusted front door to health care.

The transaction has been accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and liabilities assumed to be recognized at their fair values at the date of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

In millions
Cash and cash equivalents	$6,565
Accounts receivable	4,094
Other current assets	3,894
Investments (current and long-term)	17,984
Goodwill	47,492
Intangible assets	22,571
Other long-term assets	8,249
Total assets acquired	110,849
Health care costs payable	5,302
Other current liabilities	9,990
Debt (current and long-term)	8,098
Deferred income taxes	4,295
Other long-term liabilities	13,078
Total liabilities assumed	40,763
Noncontrolling interests	320
Total consideration transferred	$69,766

The assessment of fair value is preliminary and is based on information that was available to management at the time the unaudited condensed consolidated financial statements were prepared. The most significant open item relates to the accounting for income taxes as management is awaiting additional information to complete its assessment. Measurement period adjustments will be recorded in the period in which they are determined, as if they had been completed at the acquisition date. Measurement period adjustments to assets acquired and liabilities assumed during the six months ended June 30, 2019 primarily related to additional information received related to certain valuations and contingencies and the related impact on the accounting for income taxes and goodwill. There were no material income statement measurement period adjustments recorded during the three and six months ended June 30, 2019.

Unaudited pro forma financial information
The following unaudited pro forma information presents a summary of the Company’s combined operating results for the three and six months ended June 30, 2018 as if the Aetna acquisition and the related financing transactions had occurred on January 1, 2017. The following pro forma financial information is not necessarily indicative of the Company’s operating results as they would have been had the acquisition been effected on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, basic shares outstanding and dilutive equivalents, cost savings from operating efficiencies, potential synergies, and the impact of incremental costs incurred in integrating the businesses.

In millions, except per share amounts	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Total revenues	$60,206	$119,299
Income (loss) from continuing operations attributable to CVS Health	(1,940)	(133)
Basic earnings (loss) per share from continuing operations attributable to CVS Health	$(1.50)	$(0.10)
Diluted earnings (loss) per share from continuing operations attributable to CVS Health	$(1.50)	$(0.10)

The pro forma results for the three and six months ended June 30, 2018 include adjustments related to the following purchase accounting and acquisition-related items:

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

•	Additional interest expense from (i) the long-term debt issued to partially fund the Aetna Acquisition and (ii) the amortization of the fair value adjustment to assumed long-term debt.

•	Additional depreciation expense related to the adjustment of Aetna’s property and equipment to fair value;

•	Adjustments to align CVS Health’s and Aetna’s accounting policies;

•	Elimination of transaction related costs; and

•	Tax effects of the adjustments noted above.

3.	Investments

Total investments at June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019			December 31, 2018
In millions	Current	Long-term	Total	Current	Long-term	Total
Debt securities available for sale	$2,270	$14,199	$16,469	$2,359	$12,896	$15,255
Mortgage loans	175	1,170	1,345	145	1,216	1,361
Other investments	17	1,604	1,621	18	1,620	1,638
Total investments	$2,462	$16,973	$19,435	$2,522	$15,732	$18,254

Debt Securities
Debt securities available for sale at June 30, 2019 and December 31, 2018 were as follows:

In millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2019
Debt securities:
U.S. government securities	$1,675	$66	$—	$1,741
States, municipalities and political subdivisions	2,363	103	—	2,466
U.S. corporate securities	6,929	465	(2)	7,392
Foreign securities	2,188	165	(1)	2,352
Residential mortgage-backed securities	542	22	—	564
Commercial mortgage-backed securities	612	46	—	658
Other asset-backed securities	1,247	14	(4)	1,257
Redeemable preferred securities	32	7	—	39
Total debt securities (1)	$15,588	$888	$(7)	$16,469

December 31, 2018
Debt securities:
U.S. government securities	$1,662	$26	$—	$1,688
States, municipalities and political subdivisions	2,370	30	(1)	2,399
U.S. corporate securities	6,444	61	(16)	6,489
Foreign securities	2,355	31	(3)	2,383
Residential mortgage-backed securities	567	10	—	577
Commercial mortgage-backed securities	594	11	—	605
Other asset-backed securities	1,097	3	(15)	1,085
Redeemable preferred securities	30	—	(1)	29
Total debt securities (1)	$15,119	$172	$(36)	$15,255

_____________________________________________

(1)
Investment risks associated with the Company’s experience-rated products generally do not impact the Company’s consolidated operating results. At June 30, 2019, debt securities with a fair value of $944 million, gross unrealized capital gains of $70 million and no gross unrealized capital losses and at December 31, 2018, debt securities with a fair value of $916 million, gross unrealized capital gains of $12 million and gross unrealized capital losses of $2 million were included in total debt securities, but support experience-rated products. Changes in net unrealized capital gains (losses) on these securities are not reflected in accumulated other comprehensive income.

The fair value of debt securities at June 30, 2019 is shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or the Company intends to sell a security prior to maturity.

In millions	Amortized Cost	Fair Value
Due to mature:
Less than one year	$1,056	$1,060
One year through five years	5,264	5,441
After five years through ten years	3,154	3,353
Greater than ten years	3,713	4,136
Residential mortgage-backed securities	542	564
Commercial mortgage-backed securities	612	658
Other asset-backed securities	1,247	1,257
Total	$15,588	$16,469

Summarized below are the debt securities the Company held at June 30, 2019 and December 31, 2018 that were in an unrealized capital loss position:

In millions, except number of securities	Number of Securities	Fair Value	Unrealized Losses
June 30, 2019
Debt securities:
U.S. government securities	9	$28	$—
States, municipalities and political subdivisions	40	60	—
U.S. corporate securities	156	128	2
Foreign securities	34	38	1
Residential mortgage-backed securities	20	2	—
Other asset-backed securities	333	344	4
Total debt securities	592	$600	$7

December 31, 2018
Debt securities:
U.S. government securities	8	$26	$—
States, municipalities and political subdivisions	54	86	1
U.S. corporate securities	1,399	1,431	16
Foreign securities	243	314	3
Residential mortgage-backed securities	45	1	—
Other asset-backed securities	516	528	15
Redeemable preferred securities	14	23	1
Total debt securities	2,279	$2,409	$36

Since Aetna’s investment portfolio was measured at fair value as of the Aetna Acquisition Date, each of the securities in the table above were in an unrealized loss position for less than 12 months. The Company reviewed the securities in the table above and concluded that these are performing assets generating investment income to support the needs of the Company’s business. In performing this review, the Company considered factors such as the quality of the investment security based on research performed by the Company’s internal credit analysts and external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery. As of June 30, 2019, the Company did not intend to sell these securities, and did not believe it was more likely than not that it would be required to sell these securities prior to anticipated recovery of their amortized cost basis.

The maturity dates for debt securities in an unrealized capital loss position at June 30, 2019 were as follows:

	Supporting experience-rated products		Supporting remaining products		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Due to mature:
Less than one year	$—	$—	$16	$—	$16	$—
One year through five years	—	—	61	1	61	1
After five years through ten years	3	—	125	2	128	2
Greater than ten years	3	—	46	—	49	—
Residential mortgage-backed securities	—	—	2	—	2	—
Other asset-backed securities	—	—	344	4	344	4
Total	$6	$—	$594	$7	$600	$7

Mortgage Loans
The Company’s mortgage loans are collateralized by commercial real estate. The Company did not have any mortgage loans during the three and six months ended June 30, 2018. During the three and six months ended June 30, 2019, the Company had the following activity in its mortgage loan portfolio:

In millions	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
New mortgage loans	$37	$78
Mortgage loans fully repaid	19	71
Mortgage loans foreclosed	—	—

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

Based upon the Company’s assessments at June 30, 2019 and December 31, 2018, the Company’s mortgage loans were given the following credit quality indicators:

In millions, except credit ratings indicator	June 30, 2019	December 31, 2018
1	$45	$42
2 to 4	1,288	1,301
5 and 6	12	18
7	—	—
Total	$1,345	$1,361

Net Investment Income
Sources of net investment income for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2019	2018	2019	2018
Debt securities	$146	$1	$292	$3
Mortgage loans	18	—	35	—
Other investments	67	213	103	261
Gross investment income	231	214	430	264
Investment expenses	(9)	—	(18)	—
Net investment income (excluding net realized capital gains or losses)	222	214	412	264
Net realized capital gains (1)	71	—	130	—
Net investment income (2)	$293	$214	$542	$264

_____________________________________________

(1)
Other-than-temporary impairment (“OTTI”) losses on debt securities recognized in the unaudited condensed consolidated statements of operations were $6 million and $13 million, respectively, for the three and six months ended June 30, 2019. There were no OTTI losses on debt securities for the three and six months ended June 30, 2018.

(2)
Net investment income includes $12 million and $23 million for the three and six months ended June 30, 2019, respectively, related to investments supporting experience-rated products. The Company had no investments supporting experience-rated products during the three and six months ended June 30, 2018.

The portion of unrealized capital gains and losses recognized during the three and six months ended June 30, 2019 related to investments in equity securities held as of the reporting date was not material.

The Company did not have any material proceeds from the sale of available for sale debt securities or related gross realized capital gains or losses for the three and six months ended June 30, 2018. Excluding amounts related to experience-rated products, proceeds from the sale of available for sale debt securities and the related gross realized capital gains and losses for the three and six months ended June 30, 2019 were as follows:

In millions	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Proceeds from sales	$1,273	$2,762
Gross realized capital gains	37	72
Gross realized capital losses	2	4

4.	Fair Value

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

There were no financial liabilities measured at fair value on a recurring basis on the condensed consolidated balance sheets at June 30, 2019 or December 31, 2018. Financial assets measured at fair value on a recurring basis on the condensed consolidated balance sheets at June 30, 2019 and December 31, 2018 were as follows:

In millions	Level 1	Level 2	Level 3	Total
June 30, 2019
Debt securities:
U.S. government securities	$1,661	$80	$—	$1,741
States, municipalities and political subdivisions	—	2,466	—	2,466
U.S. corporate securities	—	7,343	49	7,392
Foreign securities	—	2,347	5	2,352
Residential mortgage-backed securities	—	564	—	564
Commercial mortgage-backed securities	—	658	—	658
Other asset-backed securities	—	1,257	—	1,257
Redeemable preferred securities	—	27	12	39
Total debt securities	1,661	14,742	66	16,469
Equity securities	9	—	73	82
Total	$1,670	$14,742	$139	$16,551

December 31, 2018
Debt securities:
U.S. government securities	$1,597	$91	$—	$1,688
States, municipalities and political subdivisions	—	2,399	—	2,399
U.S. corporate securities	—	6,422	67	6,489
Foreign securities	—	2,380	3	2,383
Residential mortgage-backed securities	—	577	—	577
Commercial mortgage-backed securities	—	605	—	605
Other asset-backed securities	—	1,085	—	1,085
Redeemable preferred securities	—	22	7	29
Total debt securities	1,597	13,581	77	15,255
Equity securities	19	—	54	73
Total	$1,616	$13,581	$131	$15,328

There were no transfers between Levels 1 and 2 during the three and six months ended June 30, 2019 or 2018. During the three and six months ended June 30, 2019 and 2018, there were no transfers into or out of Level 3.

The carrying value and estimated fair value classified by level of fair value hierarchy for financial instruments carried on the condensed consolidated balance sheets at adjusted cost or contract value at June 30, 2019 and December 31, 2018 were as follows:

	Carrying Value	Estimated Fair Value
In millions		Level 1	Level 2	Level 3	Total
June 30, 2019
Assets:
Mortgage loans	$1,345	$—	$—	$1,380	$1,380
Equity securities (1)	138	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	5	—	—	5	5
Without a fixed maturity	367	—	—	371	371
Long-term debt	70,835	73,590	—	—	73,590

December 31, 2018
Assets:
Mortgage loans	$1,361	$—	$—	$1,366	$1,366
Equity securities (1)	140	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	5	—	—	5	5
Without a fixed maturity	382	—	—	357	357
Long-term debt	72,709	71,252	—	—	71,252

_____________________________________________

(1)	It was not practical to estimate the fair value of these cost-method investments as it represents shares of unlisted companies.

Separate Accounts assets related to the Company’s large case pensions products represent funds maintained to meet specific objectives of contract holders. Since contract holders bear the investment risk of these assets, a corresponding Separate Accounts liability has been established equal to the assets. These assets and liabilities are carried at fair value. Separate Accounts financial assets as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019				December 31, 2018
In millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt securities	$1,137	$2,489	$—	$3,626	$782	$2,500	$4	$3,286
Equity securities	—	2	—	2	—	3	—	3
Common/collective trusts	—	426	—	426	—	404	—	404
Total (1)	$1,137	$2,917	$—	$4,054	$782	$2,907	$4	$3,693

_____________________________________________

(1)	Excludes $217 million and $191 million of cash and cash equivalents and accounts receivable at June 30, 2019 and December 31, 2018, respectively.

During the three and six months ended June 30, 2019, the Company had an immaterial amount of Level 3 Separate Accounts financial assets.

5.	Leases

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

The following table is a summary of the Company’s components of net lease cost for the three and six months ended June 30, 2019:

In millions	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$681	$1,363
Finance lease cost:
Amortization of right-of-use assets	9	18
Interest on lease liabilities	11	21
Total finance lease costs	20	39
Short-term lease costs	6	12
Variable lease costs	144	286
Less: sublease income	10	22
Net lease cost	$841	$1,678

Supplemental cash flow information related to leases for the six months ended June 30, 2019 is as follows:

In millions
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$1,348
Operating cash flows paid for interest portion of finance leases	21
Financing cash flows paid for principal portion of finance leases	13
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	868
Finance leases	43

Supplemental balance sheet information related to leases as of June 30, 2019 is as follows:

In millions, except lease term and discount rate
Operating leases:
Operating lease right-of-use assets	$20,865

Current portion of operating lease liabilities	$1,793
Long-term operating lease liabilities	18,849
Total operating lease liabilities	$20,642

Finance leases: (1)
Property and equipment, net	$531

Current portion of long-term debt	$26
Long-term debt	559
Total finance lease liabilities	$585

Weighted average remaining lease term
Operating leases	14.0
Finance leases	20.3

Weighted average discount rate
Operating leases	4.7%
Finance leases	7.4%
_____________________________________________

(1)
Finance lease right-of-use assets are included within property and equipment, net and the respective finance lease liabilities are included in the current portion of long-term debt and long-term debt lines on the unaudited condensed consolidated balance sheets.

The following table summarizes the maturity of lease liabilities under finance and operating leases as of June 30, 2019:

	Finance	Operating
In millions	Leases	Leases (1)	Total
2019 (remaining six months)	$34	$1,356	$1,390
2020	68	2,645	2,713
2021	65	2,516	2,581
2022	61	2,356	2,417
2023	59	2,244	2,303
Thereafter	825	16,857	17,682
Total lease payments (2)	1,112	27,974	29,086
Less: imputed interest	(527)	(7,332)	(7,859)
Total lease liabilities	$585	$20,642	$21,227

_____________________________________________

(1)	Future operating lease payments have not been reduced by minimum sublease rentals of $327 million due in the future under noncancelable subleases.

(2)
The Company leases pharmacy and clinic space from Target Corporation. Amounts related to such finance and operating leases are reflected above. Pharmacy lease amounts due in excess of the remaining estimated economic life of the buildings of approximately $2.2 billion are not reflected herein since the estimated economic life of the buildings is shorter than the contractual term of the pharmacy lease arrangement.

The Company finances a portion of its store development program through sale-leaseback transactions. The properties are generally sold at net book value, which generally approximates fair value, and the resulting leases generally qualify and are accounted for as operating leases. The operating leases that resulted from these transactions are included in the table above. The Company does not have any retained or contingent interests in the stores and does not provide any guarantees, other than a guarantee of lease payments, in connection with the sale-leaseback transactions. Sale-leaseback transactions resulted in an immaterial gain and proceeds of $5 million in the six months ended June 30, 2019. There were no sale-leaseback transactions in the three months ended June 30, 2019 or the three and six months ended June 30, 2018.

Store Rationalization Charge
During the six months ended June 30, 2019, the Company performed a review of its retail stores and determined it would close 46 underperforming retail pharmacy stores during the second quarter of 2019. As a result, management determined that there were indicators of impairment with respect to the impacted stores, including the operating lease right-of-use assets. Accordingly, an interim long lived asset impairment test was performed. The results of the impairment test indicated that the fair value of each store asset group was lower than the carrying value. The fair value was determined using a discounted cash flow method based on estimated sublease income. In the six months ended June 30, 2019, the Company recorded a store rationalization charge of $135 million, primarily related to these operating lease right-of-use asset impairment charges, which was recorded within operating expenses in the Retail/LTC Segment.

6.	Health Care Costs Payable

Prior to the Aetna Acquisition, the Company’s health care costs payable balance was immaterial and related to unpaid pharmacy claims for its SilverScript PDP. Accordingly, the Company has not included disclosures for health care costs payable for periods prior to the Aetna Acquisition Date.

The following table shows the components of the change in health care costs payable during the six months ended June 30, 2019:

In millions
Health care costs payable, beginning of the period	$6,147
Less: Reinsurance recoverables	4
Health care costs payable, beginning of the period, net	6,143
Add: Components of incurred health care costs
Current year	26,864
Prior years	(489)
Total incurred health care costs (1)	26,375
Less: Claims paid
Current year	20,552
Prior years	5,095
Total claims paid	25,647
Add: Premium deficiency reserve	14
Health care costs payable, end of period, net	6,885
Add: Reinsurance recoverables	4
Health care costs payable, end of period	$6,889

_____________________________________________

(1)
Total incurred health care costs during the six months ended June 30, 2019 in the table above exclude (i) $14 million related to a premium deficiency reserve for the 2019 coverage year related to the Company’s Medicaid products, (ii) $21 million of benefit costs recorded in the Health Care Benefits segment that are included in other insurance liabilities on the unaudited condensed consolidated balance sheet and (iii) $136 million of benefit costs recorded in the Corporate/Other segment that are included in other insurance liabilities on the unaudited condensed consolidated balance sheet.

The Company’s estimates of prior years’ health care costs payable decreased by $489 million in the six months ended June 30, 2019, because claims were settled for amounts less than originally estimated (i.e., the amount of claims incurred was lower than originally estimated), primarily due to lower health care cost trends as well as the actual claim submission time being faster than originally assumed (i.e., the Company’s completion factors were higher than originally assumed) in estimating health care costs payable at the end of the prior year.

At June 30, 2019, the Company’s liabilities for the ultimate cost of (i) services rendered to members but not yet reported to the Company and (ii) claims which have been reported to the Company but not yet paid (collectively, “IBNR”) plus expected development on reported claims totaled approximately $5.1 billion. The majority of the Company’s liabilities for IBNR plus expected development on reported claims at June 30, 2019 related to the current year.

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

During the six months ended June 30, 2019 and 2018, the Company did not repurchase any shares of its common stock. At June 30, 2019, the Company had remaining authorization to repurchase an aggregate of up to approximately $13.9 billion of its common shares under the 2016 Repurchase Program.

Dividends

The quarterly cash dividend declared by the Board was $0.50 per share in the three-month periods ended June 30, 2019 and 2018. Cash dividends declared year to date by the Board were $1.00 per share in the six-month periods ended June 30, 2019 and 2018. CVS Health has paid cash dividends every quarter since becoming a public company. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Board.

8.	Other Comprehensive Income (Loss)

Shareholders’ equity included the following activity in accumulated other comprehensive income for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2019	2018	2019	2018
Net unrealized investment gains (losses):
Beginning of period balance	$431	$—	$97	$—
Other comprehensive income before reclassifications ($309, $0, $719 and $0 pretax)	259	—	607	—
Amounts reclassified from accumulated other comprehensive income ($(11), $0, $(30) and $0 pretax) (1)	(8)	—	(22)	—
Other comprehensive income	251	—	585	—
End of period balance	682	—	682	—

Foreign currency translation adjustments:
Beginning of period balance	(157)	(128)	(158)	(129)
Other comprehensive income (loss)	3	(27)	4	(26)
Other comprehensive income (loss)	3	(27)	4	(26)
End of period balance	(154)	(155)	(154)	(155)

Net cash flow hedges:
Beginning of period balance	308	325	312	(15)
Adoption of new accounting standard (2)	—	—	—	(3)
Other comprehensive income before reclassifications ($(4), $0, $0 and $464 pretax)	(3)	—	—	344
Amounts reclassified from accumulated other comprehensive income (loss) ($0, $(6), $(9), and $(7) pretax) (3)	—	(4)	(7)	(5)
Other comprehensive income (loss)	(3)	(4)	(7)	339
End of period balance	305	321	305	321

Pension and OPEB plans:
Beginning of period balance	(149)	(25)	(149)	(21)
Adoption of new accounting standard (2)	—	—	—	(4)
End of period balance	(149)	(25)	(149)	(25)

Total beginning of period accumulated other comprehensive income (loss)	433	172	102	(165)
Adoption of new accounting standard (2)	—	—	—	(7)
Total other comprehensive income (loss)	251	(31)	582	313
Total end of period accumulated other comprehensive income	$684	$141	$684	$141

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

Earnings (loss) per share is computed using the two-class method. For periods in which the Company reports net income, diluted earnings per share is determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period, unless the effect is antidilutive. Stock appreciation rights and options to purchase 23.3 million and 19.3 million shares of common stock were outstanding, but were excluded from the calculation of diluted earnings per share, for the three and six months ended June 30, 2019, respectively, because their exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. For the same reason, options to purchase 15.3 million and 14.3 million shares of common stock were outstanding, but were excluded from the calculation of diluted earnings per share, for the three and six months ended June 30, 2018, respectively. Due to the loss from continuing operations attributable to CVS Health in the three and six months ended June 30, 2018, 1.9 million and 2.3 million, respectively, of potentially dilutive common equivalent shares were also excluded from the calculation of diluted earnings per share, as the impact of these shares was antidilutive.

The following is a reconciliation of basic and diluted earnings (loss) per share from continuing operations for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2019	2018	2019	2018
Numerator for earnings (loss) per share calculation:
Income (loss) from continuing operations	$1,931	$(2,562)	$3,358	$(1,564)
Income from continuing operations allocated to participating securities	(1)	(1)	(3)	(3)
(Income) loss from continuing operations attributable to noncontrolling interest	5	—	(1)	—
Income (loss) from continuing operations attributable to CVS Health	$1,935	$(2,563)	$3,354	$(1,567)

Denominator for earnings (loss) per share calculation:
Weighted average shares, basic	1,301	1,018	1,299	1,017
Effect of dilutive securities	1	—	3	—
Weighted average shares, diluted	1,302	1,018	1,302	1,017

Earnings (loss) per share from continuing operations:
Basic	$1.49	$(2.52)	$2.58	$(1.54)
Diluted	$1.49	$(2.52)	$2.58	$(1.54)

10.	Reinsurance

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

Lease Guarantees

Between 1995 and 1997, the Company sold or spun off a number of subsidiaries, including Bob’s Stores and Linens ‘n Things, each of which subsequently filed for bankruptcy, and Marshalls. In many cases, when a former subsidiary leased a store, the Company provided a guarantee of the former subsidiary’s lease obligations. When the subsidiaries were disposed of and accounted for as discontinued operations, the Company’s guarantees remained in place, although each initial purchaser agreed to indemnify the Company for any lease obligations the Company was required to satisfy. If any of the purchasers or any of the former subsidiaries fail to make the required payments under a store lease, the Company could be required to satisfy those obligations. As of June 30, 2019, the Company guaranteed approximately 79 such store leases (excluding the lease guarantees related to Linens ‘n Things, which have been recorded as a liability on the unaudited condensed consolidated balance sheet), with the maximum remaining lease term extending through 2029.

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

Litigation and Regulatory Proceedings

The Company is a party to numerous legal proceedings, investigations, audits and claims arising, for the most part, in the ordinary course of its businesses, including the matters described below. The Company records accruals for outstanding legal matters when it believes it is probable that a loss will be incurred and the amount can be reasonably estimated. The Company evaluates, on a quarterly basis, developments in legal matters that could affect the amount of any accrual and developments that would make a loss contingency both probable and reasonably estimable. If a loss contingency is not both probable and reasonably estimable, the Company does not establish an accrued liability. None of the Company’s accruals for outstanding legal matters are material individually or in the aggregate to the Company’s financial condition.

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

State of Texas ex rel. Myron Winkelman and Stephani Martinson, et al. v. CVS Health Corporation (Travis County Texas District Court). In February 2012, the Attorney General of the State of Texas issued Civil Investigative Demands (“CIDs”) to the Company and subsequently has issued a series of requests for documents and information in connection with its investigation concerning the CVS Health Savings Pass program and other pricing practices with respect to claims for reimbursement from the Texas Medicaid program. In January 2017, the Travis County Court unsealed a first amended qui tam petition filed in April 2014. The government has intervened in this case. The amended petition alleges the Company violated the Texas Medicaid Fraud Prevention Act by submitting false claims for reimbursement to the Texas Medicaid program by, among other things, failing to use the price available to members of the CVS Health Savings Pass program as the pharmacies’ usual and customary price. The amended petition was unsealed following the Company’s December 2016 filing of CVS Pharmacy, Inc. v. Charles Smith, et al. (Travis County Texas District Court), a declaratory judgment action against the State of Texas seeking a declaration that the prices charged to members of the CVS Health Savings Pass program do not constitute usual and customary prices under the applicable Medicaid regulation. In March 2018, the Travis County Court denied the State of Texas’s request for temporary injunctive relief. In June 2019, the Company and the Texas Attorney General commenced a civil jury trial in the qui tam action. Prior to the conclusion of that trial, the parties reached a settlement in principle on the remaining issues.

Corcoran et al. v. CVS Health Corporation (U.S. District Court for the Northern District of California) and Podgorny et al. v. CVS Health Corporation (U.S. District Court for the Northern District of Illinois). These putative class actions were filed against the Company in July and September 2015. The cases were consolidated in the U.S. District Court for the Northern District of California. Plaintiffs seek damages and injunctive relief under the consumer protection statutes and common laws of certain states on behalf of a class of consumers who purchased certain prescription drugs. Several third-party payors filed similar putative class actions on behalf of payors captioned Sheet Metal Workers Local No. 20 Welfare and Benefit Fund v. CVS Health Corp. and Plumbers Welfare Fund, Local 130 v. CVS Health Corporation (both pending in the U.S. District Court for the District of Rhode Island) in February and August 2016. In all of these cases the plaintiffs allege the Company overcharged for certain prescription drugs by not submitting the price available to members of the CVS Health Savings Pass program as the pharmacy’s usual and customary price. In the Corcoran case, the U.S. District Court granted summary judgment to CVS on plaintiffs’ claims in their entirety and certified certain subclasses in September 2017. In June 2019, the Ninth Circuit reversed the District Court’s granting of summary judgment and reversed the District Court’s narrowing of the requested class. The Sheet Metal Workers plaintiffs have amended their complaint to assert a claim under the federal Racketeer Influenced and Corrupt Organizations Act (“RICO”) premised on an alleged conspiracy between the Company and other PBMs. The Company is defending itself against these claims.

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

State of Mississippi v. CVS Health Corporation, et al. (Circuit Court of DeSoto County, Mississippi, Third Judicial District). In July 2016, the Company was served with a complaint filed on behalf of the State of Mississippi, originally in the Chancery Court, but later transferred to the Circuit Court. The complaint alleged that CVS retail pharmacies in Mississippi submitted false claims for reimbursement to the Mississippi Medicaid program by not submitting the price available to members of the CVS Health Savings Pass program as the pharmacy’s usual and customary price. In June 2019, the Company’s motion for judgment on the pleadings was granted in part and denied in part. Also in June 2019, the State of Mississippi’s motion to dismiss the Company’s counterclaim for declaratory relief was granted. The Company is defending itself against these claims.

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

Controlled Substances Litigation, Audits and Subpoenas

In December 2017, the U.S. Judicial Panel on Multidistrict Litigation consolidated numerous cases filed against various defendants by plaintiffs such as counties, cities, hospitals, Indian tribes and third-party payors, alleging claims generally concerning the impacts of widespread opioid abuse. The consolidated multidistrict litigation captioned In re National Prescription Opiate Litigation (MDL No. 2804) is pending in the U.S. District Court for the Northern District of Ohio. This multidistrict litigation presumptively includes hundreds of relevant federal court cases that name the Company as a defendant. A significant number of similar cases that name the Company as a defendant in some capacity are pending in state courts. In addition, the Company has been named as a defendant in similar cases brought by certain state Attorneys General. The Company is defending itself against all such claims. Additionally, the Company has received subpoenas, CIDs and/or other requests for information regarding opioids from the Attorneys General of several states. The Company has been cooperating with the government with respect to these subpoenas, CIDs and other requests for information.

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

On October 28, 2016, Aetna was named as a respondent in an arbitration proceeding that had commenced as a lawsuit in Florida state court on August 25, 2015. The arbitration proceeding was brought by hospitals owned by HCA Holdings, Inc. with respect to Aetna’s out-of-network benefit payment and administration practices in Florida relating to services and care rendered to members in Aetna’s individual Public Exchange products from 2014 through 2016. Coverage under Aetna’s individual Public Exchange products in Florida was not available after December 31, 2016. On October 15, 2018, the trial arbitrator awarded the claimant hospitals approximately $150 million. Aetna appealed the trial arbitrator’s decision. On March 28, 2019, the appellate arbitrator reduced the award to approximately $86 million. The proceeding has ended. During the six months ended June 30, 2019, the Company recorded the reduction in the required reserve amount for this proceeding as a measurement period adjustment to its Aetna Acquisition accounting and recorded a reduction to goodwill.

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

Medicare CIDs

The Company has received CIDs from the Civil Division of the United States Department of Justice (the “DOJ”) in connection with a current investigation of the Company’s patient chart review processes in connection with risk adjustment data submissions under Parts C and D of the Medicare program. The Company has been cooperating with the government and providing documents and information in response to these CIDs.

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

Shareholder Matters

Between February and June 2019, five class action complaints were filed by putative plaintiffs against the Company and certain current and former officers and directors: Anarkat v. CVS Health Corp., et al., Case No. 1:19-cv-01725 (S.D.N.Y.);
Labourers’ Pension Fund of Central and Eastern Canada v. CVS Health Corp., et al., Case No. 651700/2019 (N.Y. Sup. Ct.);
City of Warren Police and Fire Retirement Sys.v. CVS Health Corp., et. al., Case No. PC-2019-5658 (R.I. Super. Ct.); Cambria Co. Employees Retirement Sys. v. CVS Health Corp., et al., Case No. 653223/2019 (N.Y. Sup. Ct.); and Freundlich v. CVS Health Corp., et al., Case No. PC-2019-6685 (R.I. Super. Ct.). The plaintiffs in these cases assert a variety of causes of action under federal securities laws that are premised on allegations that the defendants made certain omissions and misrepresentations relating to the performance of the Company’s LTC business unit, which allegedly injured investors who acquired CVS Health securities between May 21, 2015 and February 20, 2019. The Freundlich case also alleges that defendants misrepresented anticipated synergies of the Aetna Acquisition. The Company is defending itself against these claims.

Other Legal and Regulatory Proceedings.

The Company is also a party to other legal proceedings and is subject to government investigations, inquiries and audits and has received and is cooperating with the government in response to CIDs, subpoenas or similar process from various governmental agencies requesting information, all arising in the ordinary course of its businesses. These other legal proceedings include claims of or relating to bad faith, medical or professional malpractice, claims processing, dispensing, non-compliance with state and federal regulatory regimes, marketing misconduct, failure to timely or appropriately pay or administer claims and benefits, provider network structure (including the use of performance-based networks and termination of provider contracts), rescission of insurance coverage, improper disclosure or use of personal information, anticompetitive practices, general contractual matters, product liability, intellectual property litigation and employment litigation. Some of these other legal proceedings are or are purported to be class actions or derivative claims. The Company is defending itself against the claims brought in these matters.

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

The Company has three operating segments, Pharmacy Services, Retail/LTC and Health Care Benefits, as well as a Corporate/Other segment. The Company’s segments maintain separate financial information, and the CODM evaluates the segments’ operating results on a regular basis in deciding how to allocate resources among the segments and in assessing segment performance. The CODM evaluates the performance of the Company’s segments based on adjusted operating income. Effective for the first quarter of 2019, adjusted operating income is defined as operating income (loss) (GAAP measure) excluding the impact of amortization of intangible assets and other items, if any, that neither relate to the ordinary course of the Company’s business nor reflect the Company’s underlying business performance. Segment financial information for the three and six months ended June 30, 2018 has been retrospectively adjusted to conform with the current period presentation. See the reconciliation of consolidated operating income (loss) (GAAP measure) to adjusted operating income below for further context regarding the items excluded from operating income (loss) in determining adjusted operating income. The Company uses adjusted operating income as its principal measure of segment performance as it enhances the Company’s ability to compare past financial performance with current performance and analyze underlying business performance and trends. Non-GAAP financial measures the Company discloses, such as consolidated adjusted operating income, should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP.

Effective for the first quarter of 2019, the Company realigned the composition of its segments to correspond with changes to its operating model and reflect how the CODM reviews information and manages the business. See Note 1 ‘‘Significant Accounting Policies’’ for further discussion. Segment financial information for the three and six months ended June 30, 2018, has been retrospectively adjusted to reflect these changes as shown below:

	Three Months Ended June 30, 2018
	Pharmacy	Retail/	Health Care	Corporate/	Intersegment	Consolidated
In millions	Services	LTC	Benefits	Other	Eliminations	Totals
Revenues, as previously reported	$33,251	$20,672	$—	$210	$(7,211)	$46,922
Adjustments	176	—	764	—	(940)	—
Revenues, as adjusted	$33,427	$20,672	$764	$210	$(8,151)	$46,922

Cost of products sold (1)	$31,121	$14,760	$—	$—	$(7,005)	$38,876
Adjustments	852	—	—	—	(852)	—
Cost of products sold, as adjusted	$31,973	$14,760	$—	$—	$(7,857)	$38,876

Benefit costs (1)	$631	$—	$—	$—	$—	$631
Adjustments	(631)	—	631	—	—	—
Benefit costs, as adjusted	$—	$—	$631	$—	$—	$631

Operating expenses, as previously reported	$407	$4,216	$—	$263	$(19)	$4,867
Adjustments	(45)	—	133	—	(88)	—
Operating expenses, as adjusted	$362	$4,216	$133	$263	$(107)	$4,867

Operating income (loss), as previously reported	$1,092	$(2,225)	$—	$(53)	$(187)	$(1,373)
Adjustments	—	—	—	—	—	—
Operating income (loss), as adjusted	1,092	(2,225)	—	(53)	(187)	(1,373)
Segment measure adjustments	89	4,046	—	(163)	—	3,972
Adjusted operating income (loss)	$1,181	$1,821	$—	$(216)	$(187)	$2,599
_____________________________________________

(1)	The total of cost of products sold and benefit costs were previously reported as cost of revenues.

	Six Months Ended June 30, 2018
	Pharmacy	Retail/	Health Care	Corporate/	Intersegment	Consolidated
In millions	Services	LTC	Benefits	Other	Eliminations	Totals
Revenues, as previously reported	$65,471	$41,104	$—	$258	$(14,168)	$92,665
Adjustments	502	—	2,082	—	(2,584)	—
Revenues, as adjusted	$65,973	$41,104	$2,082	$258	$(16,752)	$92,665

Cost of products sold (1)	$60,872	$29,276	$—	$—	$(13,767)	$76,381
Adjustments	2,408	—	—	—	(2,408)	—
Cost of products sold, as adjusted	$63,280	$29,276	$—	$—	$(16,175)	$76,381

Benefit costs (1)	$1,960	$—	$—	$—	$—	$1,960
Adjustments	(1,960)	—	1,960	—	—	—
Benefit costs, as adjusted	$—	$—	$1,960	$—	$—	$1,960

Operating expenses, as previously reported	$784	$8,508	$—	$527	$(39)	$9,780
Adjustments	(84)	—	260	—	(176)	—
Operating expenses, as adjusted	$700	$8,508	$260	$527	$(215)	$9,780

Operating income (loss), as previously reported	$1,855	$(601)	$—	$(269)	$(362)	$623
Adjustments	138	—	(138)	—	—	—
Operating income (loss), as adjusted	1,993	(601)	(138)	(269)	(362)	623
Segment measure adjustments	175	4,258	1	(165)	—	4,269
Adjusted operating income (loss)	$2,168	$3,657	$(137)	$(434)	$(362)	$4,892
_____________________________________________

(1)	The total of cost of products sold and benefit costs were previously reported as cost of revenues.

The following is a reconciliation of financial measures of the Company’s segments to the consolidated totals:

	Pharmacy	Retail/	Health Care	Corporate/	Intersegment	Consolidated
In millions	Services(1)	LTC	Benefits	Other	Eliminations(2)	Totals
Three Months Ended
June 30, 2019
Revenues from customers	$34,842	$21,447	$17,255	$16	$(10,422)	$63,138
Net investment income	—	—	148	145	—	293
Total revenues	34,842	21,447	17,403	161	(10,422)	63,431
Adjusted operating income (loss)	1,296	1,669	1,438	(202)	(170)	4,031

June 30, 2018
Revenues from customers	$33,427	$20,672	$760	$—	$(8,151)	$46,708
Net investment income	—	—	4	210	—	214
Total revenues	33,427	20,672	764	210	(8,151)	46,922
Adjusted operating income (loss)	1,181	1,821	—	(216)	(187)	2,599

Six Months Ended
June 30, 2019
Revenues from customers	$68,400	$42,562	$34,961	$41	$(21,429)	$124,535
Net investment income	—	—	312	230	—	542
Total revenues	68,400	42,562	35,273	271	(21,429)	125,077
Adjusted operating income (loss)	2,243	3,158	3,000	(433)	(342)	7,626

June 30, 2018
Revenues from customers	$65,973	$41,104	$2,076	$—	$(16,752)	$92,401
Net investment income	—	—	6	258	—	264
Total revenues	65,973	41,104	2,082	258	(16,752)	92,665
Adjusted operating income (loss)	2,168	3,657	(137)	(434)	(362)	4,892

_____________________________________________

(1)
Revenues of the Pharmacy Services segment include approximately $2.9 billion and $2.8 billion of retail co-payments for the three months ended June 30, 2019 and 2018, respectively, as well as $6.2 billion and $6.1 billion of retail co-payments for the six months ended June 30, 2019 and 2018, respectively.

(2)	Intersegment eliminations relate to intersegment revenue generating activities that occur between the Pharmacy Services segment, the Retail/LTC segment and/or the Health Care Benefits segment.

The following is a reconciliation of consolidated operating income (loss) to adjusted operating income for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2019	2018	2019	2018
Operating income (loss) (GAAP measure)	$3,332	$(1,373)	$6,022	$623
Amortization of intangible assets (1)	593	214	1,215	424
Acquisition-related transaction and integration costs (2)	106	39	254	82
Store rationalization charge (3)	—	—	135	—
Goodwill impairment (4)	—	3,921	—	3,921
Loss on divestiture of subsidiary (5)	—	—	—	86
Interest income on financing for the Aetna Acquisition (6)	—	(202)	—	(244)
Adjusted operating income	$4,031	$2,599	$7,626	$4,892

_____________________________________________

(1)
Intangible assets relate to the Company’s acquisition activities and are amortized over their useful lives. The amortization of intangible assets is reflected in the Company’s unaudited GAAP condensed consolidated statements of operations in operating expenses within each segment. The amortization of intangible assets is not directly related to the core performance of the Company’s business operations since this amortization does not directly relate to the underwriting of the Company’s insurance products, the services performed for the Company’s customers or the sale of the Company’s products or services. Subsequent to the applicable acquisition date, the Company’s revenues and results of operations include the results of each of the Company’s acquisitions, which are supported by these intangible assets.

(2)
During the three and six months ended June 30, 2019 and 2018, acquisition-related transaction and integration costs relate to the Aetna Acquisition. During the six months ended June 30, 2018, acquisition-related integration costs also relate to the acquisition of Omnicare, Inc. The acquisition-related transaction and integration costs are reflected in the Company’s unaudited GAAP condensed consolidated statements of operations in operating expenses primarily within the Corporate/Other segment.

(3)
During the six months ended June 30, 2019, the store rationalization charge primarily relates to operating lease right-of-use asset impairment charges in connection with the planned closure of 46 underperforming retail pharmacy stores in the second quarter of 2019. The store rationalization charge is reflected in the Company’s unaudited GAAP condensed consolidated statements of operations in operating expenses within the Retail/LTC segment.

(4)	During the three and six months ended June 30, 2018, the goodwill impairment charge relates to the LTC reporting unit within the Retail/LTC segment.

(5)
During the six months ended June 30, 2018, the loss on divestiture of subsidiary represents the pre-tax loss on the sale of the Company’s RxCrossroads subsidiary for $725 million and is reflected in operating expenses in the Company’s unaudited GAAP condensed consolidated statement of operations within the Retail/LTC segment.

(6)
During the three and six months ended June 30, 2018, the Company recorded interest income of $202 million and $244 million, respectively on the proceeds of its unsecured senior notes issued in March 2018 to partially fund the Aetna Acquisition. All amounts are for the periods prior to the close of the Aetna Acquisition, which occurred on November 28, 2018, and were recorded within the Corporate/Other segment.

13.	Subsequent Event

On July 1, 2019, the Company sold its Brazilian subsidiary, Drogaria Onofre Ltda. (“Onofre”) for an immaterial amount. Onofre operates 50 retail pharmacy stores, the results of which have historically been reported within the Retail/LTC segment. The Company expects to record a loss on the divestiture of approximately $200 million in the third quarter of 2019, which primarily relates to the elimination of the cumulative translation adjustment from accumulated other comprehensive income.

Index to Condensed Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CVS Health Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of CVS Health Corporation (the Company) as of June 30, 2019, the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2019 and 2018, the related condensed consolidated statements of shareholders’ equity for the three-month periods ended March 31, 2019 and 2018 and June 30, 2019 and 2018, the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2019 and 2018, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
August 7, 2019

Form 10-Q Table of Contents

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview of Business

CVS Health Corporation, together with its subsidiaries (collectively, “CVS Health,” the “Company,” “we,” “our” or “us”), is the nation’s premier health innovation company helping people on their path to better health. Whether in one of its pharmacies or through its health services and plans, CVS Health is pioneering a bold new approach to total health by making quality care more affordable, accessible, simple and seamless. CVS Health is community-based and locally focused, engaging consumers with the care they need when and where they need it. The Company has approximately 9,900 retail locations, approximately 1,100 walk-in medical clinics, a leading pharmacy benefits manager with more than 102 million plan members, a dedicated senior pharmacy care business serving more than one million patients per year and expanding specialty pharmacy services. CVS Health also serves an estimated 38 million people through traditional, voluntary and consumer-directed health insurance products and related services, including rapidly expanding Medicare Advantage offerings and a leading standalone Medicare Part D prescription drug plan (“PDP”). The Company believes its innovative health care model increases access to quality care, delivers better health outcomes and lowers overall health care costs.

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

Effective for the first quarter of 2019, the Company realigned the composition of its segments to correspond with changes to its operating model and reflect how its Chief Operating Decision Maker (the “CODM”) reviews information and manages the business. As a result of this realignment, the Company’s SilverScript® PDP moved from the Pharmacy Services segment to the Health Care Benefits segment. In addition, the Company moved Aetna’s mail order and specialty pharmacy operations from the Health Care Benefits segment to the Pharmacy Services segment. Segment financial information for the three and six months ended June 30, 2018, has been retrospectively adjusted to reflect these changes.

The Company has four reportable segments: Pharmacy Services, Retail/LTC, Health Care Benefits and Corporate/Other, which are described below.

Overview of the Pharmacy Services Segment

The Pharmacy Services segment provides a full range of pharmacy benefit management (“PBM”) solutions, including plan design offerings and administration, formulary management, retail pharmacy network management services, mail order pharmacy, specialty pharmacy and infusion services, clinical services, disease management services and medical spend management. The Pharmacy Services segment’s clients are primarily employers, insurance companies, unions, government employee groups, health plans, PDPs, Medicaid managed care plans, plans offered on public health insurance exchanges and private health insurance exchanges, other sponsors of health benefit plans and individuals throughout the United States. The Pharmacy Services segment operates retail specialty pharmacy stores, specialty mail order pharmacies, mail order dispensing pharmacies, compounding pharmacies and branches for infusion and enteral nutrition services. During the six months ended June 30, 2019, the Company’s PBM filled or managed 971 million prescriptions on a 30-day equivalent basis.

Overview of the Retail/LTC Segment

The Retail/LTC segment sells prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products, cosmetics and personal care products, provides health care services through its MinuteClinic® walk-in medical clinics and conducts long-term care (“LTC”) pharmacy operations, which distribute prescription drugs and provide related pharmacy consulting and other ancillary services to chronic care facilities and other care settings. As of June 30, 2019, the Retail/LTC segment operated approximately 9,900 retail locations, approximately 1,100 MinuteClinic® locations as well as online retail pharmacy websites, LTC pharmacies and onsite pharmacies. During the six months ended June 30, 2019, the Retail/LTC segment filled 696 million prescriptions on a 30-day equivalent basis.

Overview of the Health Care Benefits Segment

The Health Care Benefits segment is one of the nation’s leading diversified health care benefits providers, serving an estimated 38 million people as of June 30, 2019. The Health Care Benefits segment has the information and resources to help members, in consultation with their health care professionals, make more informed decisions about their health care. The Health Care

Benefits segment offers a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental, behavioral health, medical management capabilities, Medicare Advantage and Medicare Supplement plans, PDPs, Medicaid health care management services, workers’ compensation administrative services and health information technology products and services. The Health Care Benefits segment’s customers include employer groups, individuals, college students, part-time and hourly workers, health plans, health care providers (“providers”), governmental units, government-sponsored plans, labor groups and expatriates. The Company refers to insurance products (where it assumes all or a majority of the risk for medical and dental care costs) as “Insured” and administrative services contract products (where the plan sponsor assumes all or a majority of the risk for medical and dental care costs) as “ASC.”

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

Operating Results

The following discussion explains the material changes in the Company’s operating results for the three and six months ended June 30, 2019 and 2018, and the significant developments affecting the Company’s financial condition since December 31, 2018. We strongly recommend that you read our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”).

Summary of Consolidated Financial Results

					Change
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2019 vs 2018		Six Months Ended June 30, 2019 vs 2018
In millions	2019	2018	2019	2018	$	%	$	%
Revenues:
Products	$45,531	$45,652	$88,874	$89,701	$(121)	(0.3)%	$(827)	(0.9)%
Premiums	15,791	751	32,073	2,057	15,040	2,002.7%	30,016	1,459.2%
Services	1,816	305	3,588	643	1,511	495.4%	2,945	458.0%
Net investment income	293	214	542	264	79	36.9%	278	105.3%
Total revenues	63,431	46,922	125,077	92,665	16,509	35.2%	32,412	35.0%
Operating costs:
Cost of products sold	38,970	38,876	76,217	76,381	94	0.2%	(164)	(0.2)%
Benefit costs	13,087	631	26,546	1,960	12,456	1,974.0%	24,586	1,254.4%
Goodwill impairment	—	3,921	—	3,921	(3,921)	(100.0)%	(3,921)	(100.0)%
Operating expenses	8,042	4,867	16,292	9,780	3,175	65.2%	6,512	66.6%
Total operating costs	60,099	48,295	119,055	92,042	11,804	24.4%	27,013	29.3%
Operating income (loss)	3,332	(1,373)	6,022	623	4,705	342.7%	5,399	866.6%
Interest expense	772	689	1,554	1,212	83	12.0%	342	28.2%
Other expense (income)	(31)	3	(62)	6	(34)	(1,133.3)%	(68)	(1,133.3)%
Income (loss) before income tax provision	2,591	(2,065)	4,530	(595)	4,656	225.5%	5,125	861.3%
Income tax provision	660	497	1,172	969	163	32.8%	203	20.9%
Income (loss) from continuing operations	1,931	(2,562)	3,358	(1,564)	4,493	175.4%	4,922	314.7%
Loss from discontinued operations, net of tax	—	(1)	—	(1)	1	(100.0)%	1	(100.0)%
Net income (loss)	1,931	(2,563)	3,358	(1,565)	4,494	175.3%	4,923	314.6%
Net (income) loss attributable to noncontrolling interests	5	—	(1)	—	5	100.0%	(1)	(100.0)%
Net income (loss) attributable to CVS Health	$1,936	$(2,563)	$3,357	$(1,565)	$4,499	175.5%	$4,922	314.5%

Commentary - Three Months Ended June 30, 2019 vs. 2018

Revenues

•
Total revenues increased $16.5 billion, or 35.2%, in the three months ended June 30, 2019, as compared to the prior year. The increase in total revenues was primarily driven by the impact of the Aetna Acquisition (primarily reflected in the Health Care Benefits segment) which occurred in November 2018, a 4.2% increase in Pharmacy Services segment revenue, and a 3.7% increase in Retail/LTC segment revenue.

•	Please see “Segment Analysis” later in this report for additional information about the revenues of the Company’s segments.

Operating expenses

•
Operating expenses increased $3.2 billion, or 65.2%, in the three months ended June 30, 2019 compared to the prior year. Operating expenses as a percentage of total revenues were 12.7% in the three months ended June 30, 2019, an increase of 230 basis points compared to the prior year. The increase in operating expenses was primarily driven by the impact of the Aetna Acquisition (including intangible asset amortization) and an increase in acquisition-related integration costs.

•	Please see “Segment Analysis” later in this report for additional information about the operating expenses of the Company’s segments.

Operating income (loss)

•
Operating income increased $4.7 billion in the three months ended June 30, 2019 compared to the prior year. The increase was primarily due to (i) the absence of the $3.9 billion pre-tax goodwill impairment charge related to the LTC reporting unit within the Retail/LTC segment recorded in the three months ended June 30, 2018, (ii) the impact of the Aetna Acquisition and (iii) increased claims volume and improved purchasing economics in the Pharmacy Services segment. The increase was partially offset by reimbursement pressure and the investment of a portion of the savings from tax reform in wages and benefits in the Retail/LTC segment and continued price compression in the Pharmacy Services segment.

•	Please see “Segment Analysis” later in this report for additional information about the operating income of the Company’s segments.

Interest expense

•
Interest expense increased $83 million in the three months ended June 30, 2019 compared to the prior year, primarily due to the financing activity associated with the Aetna Acquisition and the assumption of Aetna’s debt as of the Aetna Acquisition Date. See “Liquidity and Capital Resources” later in this report for additional information.

Income tax provision

•
The Company’s effective income tax rate was 25.5% in the three months ended June 30, 2019 compared to (24.1)% for the prior year. The difference in the effective income tax rate was primarily due to the $3.9 billion goodwill impairment charge recognized in the three months ended June 30, 2018, which was not deductible for income tax purposes.

Commentary - Six Months Ended June 30, 2019 vs. 2018

Revenues

•
Total revenues increased $32.4 billion, or 35.0%, in the six months ended June 30, 2019, as compared to the prior year. The increase in total revenues was primarily driven by the impact of the Aetna Acquisition (primarily reflected in the Health Care Benefits segment) which occurred in November 2018, a 3.7% increase in Pharmacy Services segment revenue, and a 3.5% increase in Retail/LTC segment revenue.

•	Please see “Segment Analysis” later in this report for additional information about the revenues of the Company’s segments.

Operating expenses

•
Operating expenses increased $6.5 billion, or 66.6%, in the six months ended June 30, 2019 compared to the prior year. Operating expenses as a percentage of total revenues were 13.0% in the six months ended June 30, 2019, an increase of 240 basis points compared to the prior year. The increase in operating expenses is due to the impact of the Aetna Acquisition (including intangible asset amortization) and an increase in acquisition-related integration costs.

•	Please see “Segment Analysis” later in this report for additional information about the operating expenses of the Company’s segments.

Operating income (loss)

•
Operating income increased $5.4 billion in the six months ended June 30, 2019 compared to the prior year. The increase was primarily due to the absence of the $3.9 billion pre-tax goodwill impairment charge related to the LTC reporting unit within the Retail/LTC segment recorded in the six months ended June 30, 2018 and the impact of the Aetna Acquisition.

•	Please see “Segment Analysis” later in this report for additional information about the operating income of the Company’s segments.

Interest expense

•
Interest expense increased $342 million in the six months ended June 30, 2019 compared to the prior year, primarily due to the financing activity associated with the Aetna Acquisition and the assumption of Aetna’s debt as of the Aetna Acquisition Date. See “Liquidity and Capital Resources” later in this report for additional information.

Income tax provision

•
The Company’s effective income tax rate was 25.9% in the six months ended June 30, 2019 compared to (162.9)% for the prior year. The difference in the effective income tax rate was primarily due to the $3.9 billion goodwill impairment charge recognized in the six months ended June 30, 2018, which was not deductible for income tax purposes.

Outlook for 2019

The Company expects 2019 to be a transition year as it integrates the Aetna Acquisition and focuses on key pillars of its growth strategy. The Company believes that it is on track to exceed its 2020 target for synergies from the Aetna Acquisition. The Company also expects that the following challenges may have a disproportionate adverse impact on the operating income of its Retail/LTC and Pharmacy Services segments in 2019:

•
Ongoing pharmacy reimbursement pressure in the Retail/LTC segment and pricing compression in the Pharmacy Services segment and reductions in the traditional offsets to those challenges, including a declining benefit from the introduction of new multi-source generic prescription drugs and lower benefits from generic dispensing rate increases;

•
The Retail/LTC segment is projected to be impacted by structural and Company specific challenges in the long-term care space as well as the annualization of the Company’s 2018 investment of a portion of the savings from the Tax Cuts and Job Act (the “TCJA”) in wages and benefits; and

•
The pricing compression in the Pharmacy Services segment is projected to be exacerbated by the cumulative effect on rebate guarantees of lower brand name drug price inflation and a modest 2019 selling season.

The Company is taking specific actions designed to address these challenges and position it well in 2020 and beyond. These actions include new product and service initiatives in its Retail/LTC and Pharmacy Services segments, introducing a new PBM client contracting model, accelerating the action plan designed to improve the performance of the LTC business and initiating a new enterprise cost reduction effort. The Company also is continuing to evaluate its assets and the roles they play in enabling the Company’s core strategies.

See Note 13 ‘‘Subsequent Event’’ regarding the divestiture of the Company’s Brazilian subsidiary.

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

The Company has three operating segments, Pharmacy Services, Retail/LTC and Health Care Benefits, as well as a Corporate/Other segment. The Company’s segments maintain separate financial information, and the CODM evaluates the segments’ operating results on a regular basis in deciding how to allocate resources among the segments and in assessing segment performance. The CODM evaluates the performance of the Company’s segments based on adjusted operating income. Effective for the first quarter of 2019, adjusted operating income is defined as operating income (loss) (GAAP measure) excluding the impact of amortization of intangible assets and other items, if any, that neither relate to the ordinary course of the Company’s business nor reflect the Company’s underlying business performance. Segment financial information for the three and six months ended June 30, 2018 has been retrospectively adjusted to conform with the current period presentation. See the reconciliations of operating income (loss) (GAAP measure) to adjusted operating income below for further context regarding the items excluded from operating income (loss) in determining adjusted operating income. The Company uses adjusted operating income as its principal measure of segment performance as it enhances the Company’s ability to compare past financial performance with current performance and analyze underlying business performance and trends. Non-GAAP financial measures the Company discloses, such as consolidated adjusted operating income, should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP.

Effective for the first quarter of 2019, the Company realigned the composition of its segments to correspond with changes to its operating model and reflect how the CODM reviews information and manages the business. See Note 1 ‘‘Significant Accounting Policies’’ to the unaudited condensed consolidated financial statements for further discussion. Segment financial information for the three and six months ended June 30, 2018, has been retrospectively adjusted to reflect these changes as shown in Note 12 ‘‘Segment Reporting’’ to the unaudited condensed consolidated financial statements.

The following is a reconciliation of financial measures of the Company’s segments to the consolidated totals:

	Pharmacy	Retail/	Health Care	Corporate/	Intersegment	Consolidated
In millions	Services(1)	LTC	Benefits	Other	Eliminations(2)	Totals
Three Months Ended
June 30, 2019
Total revenues	$34,842	$21,447	$17,403	$161	$(10,422)	$63,431
Adjusted operating income (loss)	1,296	1,669	1,438	(202)	(170)	4,031
June 30, 2018
Total revenues	33,427	20,672	764	210	(8,151)	46,922
Adjusted operating income (loss)	1,181	1,821	—	(216)	(187)	2,599

Six Months Ended
June 30, 2019
Total revenues	$68,400	$42,562	$35,273	$271	$(21,429)	$125,077
Adjusted operating income (loss)	2,243	3,158	3,000	(433)	(342)	7,626
June 30, 2018
Total revenues	65,973	41,104	2,082	258	(16,752)	92,665
Adjusted operating income (loss)	2,168	3,657	(137)	(434)	(362)	4,892

_____________________________________________

(1)
Revenues of the Pharmacy Services segment include approximately $2.9 billion and $2.8 billion of retail co-payments for the three months ended June 30, 2019 and 2018, respectively, as well as $6.2 billion and $6.1 billion of retail co-payments for the six months ended June 30, 2019 and 2018, respectively

(2)	Intersegment eliminations relate to intersegment revenue generating activities that occur between the Pharmacy Services segment, the Retail/LTC segment and/or the Health Care Benefits segment.

The following are reconciliations of operating income (loss) to adjusted operating income for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019
	Pharmacy	Retail/	Health Care	Corporate/	Intersegment	Consolidated
In millions	Services	LTC	Benefits	Other	Eliminations	Totals
Operating income (loss) (GAAP measure)	$1,197	$1,551	$1,062	$(308)	$(170)	$3,332
Non-GAAP adjustments:
Amortization of intangible assets (1)	99	118	376	—	—	593
Acquisition-related integration costs (2)	—	—	—	106	—	106
Adjusted operating income (loss)	$1,296	$1,669	$1,438	$(202)	$(170)	$4,031

	Three Months Ended June 30, 2018
	Pharmacy	Retail/	Health Care	Corporate/	Intersegment	Consolidated
In millions	Services	LTC	Benefits	Other	Eliminations	Totals
Operating income (loss) (GAAP measure)	$1,092	$(2,225)	$—	$(53)	$(187)	$(1,373)
Non-GAAP adjustments:
Amortization of intangible assets (1)	89	125	—	—	—	214
Acquisition-related transaction and integration costs (2)	—	—	—	39	—	39
Goodwill impairment (3)	—	3,921	—	—	—	3,921
Interest income on financing for the Aetna Acquisition (4)	—	—	—	(202)	—	(202)
Adjusted operating income (loss)	$1,181	$1,821	$—	$(216)	$(187)	$2,599

	Six Months Ended June 30, 2019
	Pharmacy	Retail/	Health Care	Corporate/	Intersegment	Consolidated
In millions	Services	LTC	Benefits	Other	Eliminations	Totals
Operating income (loss) (GAAP measure)	$2,047	$2,789	$2,217	$(689)	$(342)	$6,022
Non-GAAP adjustments:
Amortization of intangible assets (1)	196	234	783	2	—	1,215
Acquisition-related integration costs (2)	—	—	—	254	—	254
Store rationalization charge (5)	—	135	—	—	—	135
Adjusted operating income (loss)	$2,243	$3,158	$3,000	$(433)	$(342)	$7,626

	Six Months Ended June 30, 2018
	Pharmacy	Retail/	Health Care	Corporate/	Intersegment	Consolidated
In millions	Services	LTC	Benefits	Other	Eliminations	Totals
Operating income (loss) (GAAP measure)	$1,993	$(601)	$(138)	$(269)	$(362)	$623
Non-GAAP adjustments:
Amortization of intangible assets (1)	175	248	1	—	—	424
Acquisition-related transaction and integration costs (2)	—	3	—	79	—	82
Goodwill impairment (3)	—	3,921	—	—	—	3,921
Loss on divestiture of subsidiary (6)	—	86	—	—	—	86
Interest income on financing for the Aetna Acquisition (4)	—	—	—	(244)	—	(244)
Adjusted operating income (loss)	$2,168	$3,657	$(137)	$(434)	$(362)	$4,892

_____________________________________________

(1)
Intangible assets relate to the Company’s acquisition activities and are amortized over their useful lives. The amortization of intangible assets is reflected in the Company’s unaudited GAAP condensed consolidated statements of operations in operating expenses within each segment. The amortization of intangible assets is not directly related to the core performance of the Company’s business operations since this amortization does not directly relate to the underwriting of the Company’s insurance products, the services performed for the Company’s customers or the sale of the Company’s products or services. Subsequent to the applicable acquisition date, the Company’s revenues and results of operations include the results of each of the Company’s acquisitions, which are supported by these intangible assets.

(2)
During the three and six months ended June 30, 2019 and 2018, acquisition-related transaction and integration costs relate to the Aetna Acquisition. During the six months ended June 30, 2018, acquisition-related integration costs also relate to the acquisition of Omnicare, Inc. The acquisition-related transaction and integration costs are reflected in the Company’s unaudited GAAP condensed consolidated statements of operations in operating expenses primarily within the Corporate/Other segment.

(3)	During the three and six months ended June 30, 2018, the goodwill impairment charge relates to the LTC reporting unit within the Retail/LTC segment.

(4)
During the three and six months ended June 30, 2018, the Company recorded interest income of $202 million and $244 million, respectively, on the proceeds of its unsecured notes issued in March 2018 to partially fund the Aetna Acquisition. All amounts are for the periods prior to the close of the Aetna Acquisition, which occurred on November 28, 2018, and were recorded within the Corporate/Other segment.

(5)
During the six months ended June 30, 2019, the store rationalization charge primarily relates to operating lease right-of-use asset impairment charges in connection with the planned closure of 46 underperforming retail pharmacy stores in the second quarter of 2019. The store rationalization charge is reflected in the Company’s unaudited GAAP condensed consolidated statements of operations in operating expenses within the Retail/LTC segment.

(6)
During the six months ended June 30, 2018, the loss on divestiture of subsidiary represents the pre-tax loss on the sale of the Company’s RxCrossroads subsidiary for $725 million and is reflected in operating expenses in the Company’s unaudited GAAP condensed consolidated statement of operations within the Retail/LTC segment.

Pharmacy Services Segment

The following table summarizes the Pharmacy Services segment’s performance for the respective periods:

					Change
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2019 vs 2018		Six Months Ended June 30, 2019 vs 2018
In millions, except percentages	2019	2018	2019	2018	$	%	$	%
Revenues:
Products	$34,723	$33,316	$68,173	$65,747	$1,407	4.2%	$2,426	3.7%
Services	119	111	227	226	8	7.2%	1	0.4%
Total revenues	34,842	33,427	68,400	65,973	1,415	4.2%	2,427	3.7%
Cost of products sold	33,279	31,973	65,618	63,280	1,306	4.1%	2,338	3.7%
Operating expenses	366	362	735	700	4	1.1%	35	5.0%
Operating expenses as a % of revenues	1.1%	1.1%	1.1%	1.1%
Operating income	$1,197	$1,092	$2,047	$1,993	$105	9.6%	$54	2.7%
Operating income as a % of revenues	3.4%	3.3%	3.0%	3.0%
Adjusted operating income (1)	$1,296	$1,181	$2,243	$2,168	$115	9.7%	$75	3.5%
Adjusted operating income as a % of revenues	3.7%	3.5%	3.3%	3.3%
Revenues (by distribution channel):
Pharmacy network (2)	$22,028	$21,506	$43,602	$42,704	$522	2.4%	$898	2.1%
Mail choice (3)	12,670	11,787	24,509	22,995	883	7.5%	1,514	6.6%
Other	144	134	289	274	10	7.5%	15	5.5%
Pharmacy claims processed: (4)
Total	489.0	470.1	970.8	938.9	18.9	4.0%	31.9	3.4%
Pharmacy network (2)	412.1	398.2	819.8	797.7	13.9	3.5%	22.1	2.8%
Mail choice (3)	76.9	71.9	151.0	141.2	5.0	7.0%	9.8	6.9%
Generic dispensing rate: (4)
Total	88.5%	87.6%	88.4%	87.6%
Pharmacy network (2)	89.1%	88.2%	89.0%	88.3%
Mail choice (3)	85.2%	84.0%	85.0%	83.9%
Mail choice penetration rate (4)	15.7%	15.3%	15.5%	15.0%
_____________________________________________

(1)	See “Segment Analysis” above in this report for a reconciliation of operating income (GAAP measure) to adjusted operating income for the Pharmacy Services segment.

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

Commentary - Three Months Ended June 30, 2019 vs. 2018

Revenues

•
Total revenues increased $1.4 billion, or 4.2%, to $34.8 billion for the three months ended June 30, 2019 compared to the prior year. The increase was primarily due to brand name drug price inflation as well as increased total pharmacy claims volume, partially offset by continued price compression and an increased generic dispensing rate.

•	As you review the Pharmacy Services segment’s performance in this area, you should consider the following important information about the business:

•
The Company’s mail choice claims processed, on a 30-day equivalent basis, increased 7.0% to 76.9 million claims in the three months ended June 30, 2019 compared to 71.9 million claims in the prior year. The increase in mail choice claims was primarily driven by the continued adoption of Maintenance Choice offerings.

•
During the three months ended June 30, 2019, the average revenue per mail choice claim, on a 30-day equivalent basis, increased by 0.4% compared to the prior year primarily due to growth in specialty pharmacy prescriptions.

•
The Company’s pharmacy network claims processed, on a 30-day equivalent basis, increased 3.5% to 412.1 million claims in the three months ended June 30, 2019, compared to 398.2 million claims in the prior year. The increase in the pharmacy network claim volume was primarily due to net new business.

•
During the three months ended June 30, 2019, the average revenue per pharmacy network claim processed, on a 30-day equivalent basis, decreased 1.0% compared to the prior year as a result of continued price compression.

•
The Company’s total generic dispensing rate increased to 88.5% in the three months ended June 30, 2019 compared to 87.6% in the prior year. The continued increase in the Company’s generic dispensing rate was primarily due to the impact of new generic drug introductions and the Company’s ongoing efforts to encourage plan members to use generic drugs when they are available and clinically appropriate. The Company believes its generic dispensing rate will continue to increase in future periods, albeit at a slower pace. This increase will be affected by, among other things, the number of new brand and generic drug introductions and the Company’s success at encouraging plan members to utilize generic drugs when they are available and clinically appropriate.

Operating expenses

•
Operating expenses in the Pharmacy Services segment include selling, general and administrative expenses; depreciation and amortization related to selling, general and administrative activities; and expenses related to specialty retail pharmacies, which include store and administrative payroll, employee benefits and occupancy costs.

•
Operating expenses remained relatively consistent in the three months ended June 30, 2019 as compared to the prior year. Operating expenses as a percentage of total revenues also remained consistent at 1.1% in each of the three-month periods ended June 30, 2019 and 2018.

Operating income and adjusted operating income

•
Operating income increased $105 million, or 9.6%, and adjusted operating income increased $115 million, or 9.7%, in the three months ended June 30, 2019 compared to the prior year. The increase in both operating income and adjusted operating income was primarily driven by increased claims volume and improved purchasing economics, partially offset by continued price compression. The increase in operating income was also partially offset by increased intangible amortization related to Aetna’s mail order and specialty pharmacy operations.

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

Commentary - Six Months Ended June 30, 2019 vs. 2018

Revenues

•
Total revenues increased $2.4 billion, or 3.7%, to $68.4 billion for the six months ended June 30, 2019 compared to the prior year. The increase was primarily due to brand name drug price inflation as well as increased total pharmacy claims volume, partially offset by continued price compression and an increased generic dispensing rate.

•	As you review the Pharmacy Services segment’s performance in this area, you should consider the following important information about the business:

•
The Company’s mail choice claims processed, on a 30-day equivalent basis, increased 6.9% to 151.0 million claims in the six months ended June 30, 2019 compared to 141.2 million claims in the prior year. The increase in mail choice claims was primarily driven by the continued adoption of Maintenance Choice offerings.

•
During the six months ended June 30, 2019, the average revenue per mail choice claim, on a 30-day equivalent basis, decreased by 0.3% compared to the prior year as a result of continued price compression.

•
The Company’s pharmacy network claims processed, on a 30-day equivalent basis, increased 2.8% to 819.8 million claims in the six months ended June 30, 2019, compared to 797.7 million claims in the prior year. The increase in the pharmacy network claim volume was primarily due to net new business.

•
During the six months ended June 30, 2019, the average revenue per pharmacy network claim processed, on a 30-day equivalent basis, decreased 0.6% compared to the prior year as a result of continued price compression.

•
The Company’s total generic dispensing rate increased to 88.4% in the six months ended June 30, 2019 compared to 87.6% in the prior year. The continued increase in the Company’s generic dispensing rate was primarily due to the impact of new generic drug introductions and the Company’s ongoing efforts to encourage plan members to use generic drugs when they are available and clinically appropriate.

Operating expenses

•
Operating expenses increased $35 million, or 5.0%, in the six months ended June 30, 2019 compared to the prior year. The year over year increase in operating expenses was primarily due to operating expenses associated with Aetna’s mail order and specialty pharmacy operations (including intangible amortization) and investments related to the Company’s agreement with Anthem during the six months ended June 30, 2019.

•	Operating expenses as a percentage of total revenues remained consistent at 1.1% in each of the six-month periods ended June 30, 2019 and 2018.

Operating income and adjusted operating income

•
Operating income increased $54 million, or 2.7%, and adjusted operating income increased $75 million, or 3.5%, in the six months ended June 30, 2019 compared to the prior year. The increase in both operating income and adjusted operating income was primarily driven by increased claims volume and improved purchasing economics, partially offset by continued price compression. The increase in operating income was also partially offset by increased intangible amortization related to Aetna’s mail order and specialty pharmacy operations.

Retail/LTC Segment

The following table summarizes the Retail/LTC segment’s performance for the respective periods:

					Change
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2019 vs 2018		Six Months Ended June 30, 2019 vs 2018
In millions, except percentages	2019	2018	2019	2018	$	%	$	%
Revenues:
Products	$21,230	$20,487	$42,130	$40,706	$743	3.6%	$1,424	3.5%
Services	217	185	432	398	32	17.3%	34	8.5%
Total revenues	21,447	20,672	42,562	41,104	775	3.7%	1,458	3.5%
Cost of products sold	15,551	14,760	30,848	29,276	791	5.4%	1,572	5.4%
Goodwill impairment	—	3,921	—	3,921	(3,921)	(100.0)%	(3,921)	(100.0)%
Operating expenses	4,345	4,216	8,925	8,508	129	3.1%	417	4.9%
Operating expenses as a % of revenues	20.3%	20.4%	21.0%	20.7%
Operating income (loss)	$1,551	$(2,225)	$2,789	$(601)	$3,776	169.7%	$3,390	564.1%
Operating income (loss) as a % of revenues (1)	7.2%	NM	6.6%	NM
Adjusted operating income (2)	$1,669	$1,821	$3,158	$3,657	$(152)	(8.3)%	$(499)	(13.6)%
Adjusted operating income as a % of revenues	7.8%	8.8%	7.4%	8.9%
Revenues (by major goods/service lines):
Pharmacy	$16,392	$15,805	$32,510	$31,305	$587	3.7%	$1,205	3.8%
Front Store	4,875	4,707	9,674	9,433	168	3.6%	241	2.6%
Other	180	160	378	366	20	12.5%	12	3.3%
Prescriptions filled (3)	349.1	329.7	695.9	658.5	19.4	5.9%	37.4	5.7%
Revenues increase:
Total	3.7%	5.7%	3.5%	5.7%
Pharmacy	3.7%	8.3%	3.8%	7.8%
Front Store	3.6%	0.2%	2.6%	1.2%
Total prescription volume increase (3)	5.9%	9.3%	5.7%	8.9%
Same store sales increase (decrease): (4)
Total	4.2%	5.9%	4.0%	5.9%
Pharmacy	4.7%	8.3%	4.8%	7.8%
Front Store	2.9%	(1.0)%	1.6%	0.3%
Prescription volume (3)	7.2%	9.5%	7.0%	9.0%
Generic dispensing rate (3)	89.0%	88.1%	88.9%	88.1%
_____________________________________________

(1)	Percentages for the three and six months ended June 30, 2018 are not meaningful.

(2)	See “Segment Analysis” above in this report for a reconciliation of operating income (loss) (GAAP measure) to adjusted operating income for the Retail/LTC segment.

(3)
Includes an adjustment to convert 90-day non-specialty prescriptions to the equivalent of three 30-day prescriptions. This adjustment reflects the fact that these prescriptions include approximately three times the amount of product days supplied compared to a normal prescription.

(4)	Same store sales and prescription volume exclude revenues from MinuteClinic, and revenue and prescriptions from stores in Brazil and LTC operations.

Commentary - Three Months Ended June 30, 2019 vs. 2018

Revenues

•
Total revenues increased $775 million, or 3.7%, to $21.4 billion in the three months ended June 30, 2019 compared to the prior year. The increase was primarily driven by increased prescription volume and brand name drug price inflation, partially offset by continued reimbursement pressure and the impact of generic drug introductions.

•	As you review the Retail/LTC segment’s performance in this area, you should consider the following important information about the business:

•
Front store same store sales increased 2.9% in the three months ended June 30, 2019 compared to the prior year. The increase in front store revenues in 2019 was primarily driven by increases in health product sales, which benefited from an extended cough and cold season and the impact of the shift of sales associated with the Easter holiday from the first quarter of 2018 to the second quarter of 2019.

•
Pharmacy same store sales increased 4.7% in the three months ended June 30, 2019 compared to the prior year. The increase was driven by the 7.2% increase in pharmacy same store prescription volumes on a 30-day equivalent basis driven mainly by (i) continued adoption of patient care programs, (ii) collaborations with PBMs, (iii) the Company’s preferred status in a number of Medicare Part D networks, and (iv) a stronger allergy season as compared to prior year.

•
Pharmacy revenue continues to be adversely affected by the conversion of brand name drugs to equivalent generic drugs, which typically have a lower selling price. The generic dispensing rate grew to 89.0% in the three months ended June 30, 2019 compared to 88.1% in the prior year. Pharmacy revenue growth also has been negatively affected by continued reimbursement pressure.

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

•	Operating expenses increased $129 million, or 3.1%, in the three months ended June 30, 2019 compared to the prior year.
The increase in operating expenses in the three months ended June 30, 2019 was primarily due to the investment of a portion of the savings from the TCJA in wages and benefits and the increased prescription volume described previously.

•	Operating expenses as a percentage of total revenues remained relatively consistent at 20.3% in the three months ended June 30, 2019 compared to 20.4% in the prior year.

Operating income (loss) and adjusted operating income

•
Operating income increased $3.8 billion, or 169.7%, and adjusted operating income decreased $152 million, or 8.3%, in the three months ended June 30, 2019 compared to the prior year. The increase in operating income was primarily due to the absence of the $3.9 billion pre-tax goodwill impairment charge related to the LTC reporting unit recorded in the three months ended June 30, 2018. Operating income and adjusted operating income were both negatively impacted by (i) continued reimbursement pressure, (ii) increased operating expenses primarily driven by the investment of a portion of the savings from tax reform in wages and benefits and (iii) declining year-over-year performance in the Company’s long-term care business.

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

Commentary - Six Months Ended June 30, 2019 vs. 2018

Revenues

•
Total revenues increased $1.5 billion, or 3.5%, to $42.6 billion in the six months ended June 30, 2019 compared to the prior year. The increase was primarily driven by increased prescription volume and brand name drug price inflation, partially offset by continued reimbursement pressure and the impact of generic drug introductions.

•	As you review the Retail/LTC segment’s performance in this area, you should consider the following important information about the business:

•
Front store same store sales increased 1.6% in the six months ended June 30, 2019 compared to the prior year. The increase in front store revenues in 2019 was primarily driven by increases in health product sales, which benefited from an extended cough and cold season.

•
Pharmacy same store sales increased 4.8% in the six months ended June 30, 2019 compared to the prior year. The increase was driven by the 7.0% increase in pharmacy same store prescription volumes on a 30-day equivalent basis driven mainly by (i) continued adoption of patient care programs, (ii) collaborations with PBMs, (iii) the Company’s preferred status in a number of Medicare Part D networks, and (iv) a stronger allergy season as compared to prior year.

•
Pharmacy revenue continues to be adversely affected by the conversion of brand name drugs to equivalent generic drugs, which typically have a lower selling price. The generic dispensing rate grew to 88.9% in the six months ended June 30, 2019 compared to 88.1% in the prior year. Pharmacy revenue growth also has been negatively affected by continued reimbursement pressure.

Operating expenses

•	Operating expenses increased $417 million, or 4.9%, in the six months ended June 30, 2019 compared to the prior year, primarily due to the following:

•
A $135 million store rationalization charge recorded during the first quarter of 2019 primarily related to operating lease right-of-use asset impairment charges in connection with the planned closure of 46 underperforming retail pharmacy stores in the second quarter of 2019;

•	The investment of a portion of the savings from the TCJA in wages and benefits; and

•	The increased prescription volume described previously, partially offset by:

•	The absence of the $86 million pre-tax loss on the sale of the Company’s RxCrossroads subsidiary recorded in the six months ended June 30, 2018.

•
Operating expenses as a percentage of total revenues were 21.0% in the six months ended June 30, 2019 compared to 20.7% in the prior year. The increase in operating expenses as a percentage of total revenues was primarily driven by the increases in operating expenses described above.

Operating income (loss) and adjusted operating income

•
Operating income increased $3.4 billion, or 564.1%, and adjusted operating income decreased $499 million, or 13.6%, in the six months ended June 30, 2019 compared to the prior year. The increase in operating income was primarily due to the absence of the $3.9 billion pre-tax goodwill impairment charge related to the LTC reporting unit and the $86 million pre-tax loss on the sale of the Company’s RxCrossroads subsidiary recorded in the six months ended June 30, 2018, partially offset by the $135 million store rationalization charge recorded in the six months ended June 30, 2019. Operating income and adjusted operating income were both negatively impacted by the following (i) continued reimbursement pressure, (ii) increased operating expenses primarily driven by the investment of a portion of the savings from tax reform in wages and benefits and (iii) declining year-over-year performance in the Company’s long-term care business.

Health Care Benefits Segment

For periods prior to the Aetna Acquisition (which occurred on November 28, 2018), the Health Care Benefits segment consisted solely of the Company’s SilverScript PDP business. The following table summarizes the Health Care Benefits segment’s performance for the respective periods:

					Change
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2019 vs 2018		Six Months Ended June 30, 2019 vs 2018
In millions, except percentages	2019	2018	2019	2018	$	%	$	%
Revenues:
Premiums	$15,777	$751	$32,036	$2,057	$15,026	2,000.8%	$29,979	1,457.4%
Services	1,478	9	2,925	19	1,469	16,322.2%	2,906	15,294.7%
Net investment income	148	4	312	6	144	3,600.0%	306	5,100.0%
Total revenues	17,403	764	35,273	2,082	16,639	2,177.9%	33,191	1,594.2%
Benefit costs	13,246	631	26,901	1,960	12,615	1,999.2%	24,941	1,272.5%
MBR (Benefit costs as a % of premium revenues) (1)	84.0%	NM	84.0%	NM
Operating expenses	$3,095	$133	$6,155	$260	$2,962	2,227.1%	$5,895	2,267.3%
Operating expenses as a % of revenues	17.8%	17.4%	17.4%	12.5%
Operating income (loss)	$1,062	$—	$2,217	$(138)	$1,062	100.0%	$2,355	1,706.5%
Operating income (loss) as a % of revenues	6.1%	NM	6.3%	NM
Adjusted operating income (loss) (2)	$1,438	$—	$3,000	$(137)	$1,438	100.0%	$3,137	2,289.8%
Adjusted operating income (loss) as a % of revenues	8.3%	NM	8.5%	NM
_____________________________________________

(1)
The Health Care Benefits segment for the three and six months ended June 30, 2018 consisted solely of the Company’s SilverScript PDP business. Accordingly, the MBRs for the three and six months ended June 30, 2018 are not meaningful and are not directly comparable to the MBRs for the three and six months ended June 30, 2019.

(2)	See “Segment Analysis” above in this report for a reconciliation of operating income (loss) (GAAP measure) to adjusted operating income for the Health Care Benefits segment.

Commentary - Three Months Ended June 30, 2019 vs. 2018

Revenues

•	Total revenues increased $16.6 billion for the three months ended June 30, 2019 compared to the prior year primarily driven by the Aetna Acquisition.

Operating expenses

•	Operating expenses in the Health Care Benefits segment include selling, general and administrative expenses and depreciation and amortization expenses.

•
Operating expenses increased $3.0 billion in the three months ended June 30, 2019 compared to the prior year primarily driven by the Aetna Acquisition (including the amortization of intangible assets).

Operating income (loss) and adjusted operating income (loss)

•
Operating income and adjusted operating income increased $1.1 billion and $1.4 billion, respectively, in the three months ended June 30, 2019 compared to the prior year. The increases were primarily driven by the Aetna Acquisition. The increase in operating income was partially offset by an increase in intangible amortization related to the Aetna Acquisition. Operating income and adjusted operating income for the three months ended June 30, 2018 reflect the seasonality of earnings for the Company’s SilverScript PDP business. The quarterly earnings of the Company’s SilverScript PDP business generally increase as the year progresses.

Commentary - Six Months Ended June 30, 2019 vs. 2018

Revenues

•	Total revenues increased $33.2 billion for the six months ended June 30, 2019 compared to the prior year primarily driven by the Aetna Acquisition.

Operating expenses

•	Operating expenses increased $5.9 billion in the six months ended June 30, 2019 compared to the prior year primarily driven by the Aetna Acquisition (including the amortization of intangible assets).

Operating income (loss) and adjusted operating income (loss)

•
Operating income and adjusted operating income increased $2.4 billion and $3.1 billion, respectively, in the six months ended June 30, 2019 compared to the prior year. The increases were primarily driven by the Aetna Acquisition. The increase in operating income was partially offset by an increase in intangible amortization related to the Aetna Acquisition. Operating loss and adjusted operating loss for the six months ended June 30, 2018 reflect the seasonality of earnings for the Company’s SilverScript PDP business. The quarterly earnings of the Company’s SilverScript PDP business generally increase as the year progresses.

The following table summarizes the Health Care Benefits segment’s medical membership for the respective periods:

	June 30, 2019			March 31, 2019			December 31, 2018
In thousands	Insured	ASC	Total	Insured	ASC	Total	Insured	ASC	Total
Medical membership:
Commercial	3,571	14,276	17,847	3,611	14,302	17,913	3,871	13,888	17,759
Medicare Advantage	2,264	—	2,264	2,231	—	2,231	1,758	—	1,758
Medicare Supplement	819	—	819	804	—	804	793	—	793
Medicaid	1,344	562	1,906	1,315	571	1,886	1,128	663	1,791
Total medical membership	7,998	14,838	22,836	7,961	14,873	22,834	7,550	14,551	22,101

Supplementary membership information:
Medicare Prescription Drug Plan (standalone) (1)			6,004			6,044			6,134

_____________________________________________

(1)
Represents the Company’s SilverScript PDP membership only. Excludes 2.5 million, 2.4 million and 2.3 million members as of June 30, 2019, March 31, 2019, and December 31, 2018, respectively, related to Aetna’s standalone PDPs that were sold effective December 31, 2018. The Company will retain the financial results of the divested plans in 2019 through a reinsurance agreement.

Medical Membership
Medical membership as of June 30, 2019 remained consistent compared with March 31, 2019, reflecting increases in Medicare and Medicaid products, offset by declines in Commercial products. Medical membership as of June 30, 2019 increased compared with December 31, 2018, reflecting increases in Medicare, Commercial ASC and Medicaid products, partially offset by declines in Commercial Insured products.

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

Corporate/Other Segment

Commentary - Three Months Ended June 30, 2019 vs. 2018

Revenues

•	Total revenues decreased $49 million in the three months ended June 30, 2019 compared to the prior year.

•
In 2019, revenues relate to products for which the Company no longer solicits or accepts new customers, such as large case pensions and long-term care insurance products, that were acquired in the Aetna Acquisition. Revenues in the three months ended June 30, 2019 include $57 million of realized capital gains, primarily related to the sale of debt securities and other invested assets. In 2018, revenues relate to interest income related to the $40 billion of 2018 Notes issued to partially fund the Aetna Acquisition.

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

•
Operating expenses increased $206 million in the three months ended June 30, 2019 compared to the prior year. The increase was primarily driven by an increase in acquisition-related integration costs of $67 million in the three months ended June 30, 2019 as compared to the prior period and incremental operating expenses to support the large case pensions and long-term care insurance products described above.

Commentary - Six Months Ended June 30, 2019 vs. 2018

Revenues

•	Total revenues increased $13 million in the six months ended June 30, 2019 compared to the prior year.

•
In 2019, revenues relate to products for which the Company no longer solicits or accepts new customers, such as large case pensions and long-term care insurance products, that were acquired in the Aetna Acquisition. Revenues in the six months ended June 30, 2019 include $75 million of realized capital gains, primarily related to the sale of debt securities and other invested assets. In 2018, revenues relate to interest income related to the $40 billion of 2018 Notes issued to partially fund the Aetna Acquisition.

Operating expenses

•
Operating expenses increased $433 million in the six months ended June 30, 2019 compared to the prior year. The increase was primarily driven by an increase in acquisition-related integration costs of $175 million in the six months ended June 30, 2019 as compared to the prior period and incremental operating expenses to support the large case pensions and long-term care insurance products described above.

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

The net change in cash, cash equivalents and restricted cash is as follows:

	Six Months Ended June 30,		Change
In millions	2019	2018	$	%
Net cash provided by operating activities	$7,286	$5,289	$1,997	37.8%
Net cash used in investing activities	(1,801)	(752)	(1,049)	139.5%
Net cash provided by (used in) financing activities	(3,442)	37,620	(41,062)	(109.1)%
Net increase in cash, cash equivalents and restricted cash	$2,043	$42,157	$(40,114)	95.2%

Commentary

•
Net cash provided by operating activities increased by $2.0 billion in the six months ended June 30, 2019 compared to the prior year due primarily to the Aetna Acquisition and the timing of cash collections, partially offset by an advance payment from CMS recorded in June 2018 related to July 2018.

•
Net cash used in investing activities increased by $1.0 billion in the six months ended June 30, 2019 compared to the prior year largely driven by the six months ended June 30, 2018 reflecting $725 million in proceeds from the sale of RxCrossroads and higher net purchases of investments in the six months ended June 30, 2019 as compared to the prior year.

•
Net cash used in financing activities was $3.4 billion in the six months ended June 30, 2019 compared to net cash provided by financing activities of $37.6 billion in the prior year. The decrease in cash provided by financing activities primarily related to long-term borrowings during 2018 to partially fund the Aetna Acquisition, as well as debt repayments during 2019 including (i) $1.5 billion in repayments of the term loan used to partially fund the Aetna Acquisition and (ii) the repayment of $375 million of senior notes upon maturity.

Short-term Borrowings

Commercial Paper and Back-up Credit Facilities
The Company had approximately $446 million of commercial paper outstanding at a weighted average interest rate of 2.57% as of June 30, 2019. In connection with its commercial paper program, the Company maintains a $1.0 billion 364-day unsecured back-up revolving credit facility, which expires on May 14, 2020, a $1.0 billion, five-year unsecured back-up revolving credit facility, which expires on May 18, 2022, a $2.0 billion, five-year unsecured back-up revolving credit facility, which expires on May 17, 2023, and a $2.0 billion, five-year unsecured back-up revolving credit facility, which expires on May 16, 2024. The credit facilities allow for borrowings at various rates that are dependent, in part, on the Company’s public debt ratings and require the Company to pay a weighted average quarterly facility fee of approximately .03%, regardless of usage. As of June 30, 2019, there were no borrowings outstanding under any of the back-up credit facilities.

Bridge Loan Facility
On December 3, 2017, in connection with the Aetna Acquisition, the Company entered into a $49.0 billion unsecured bridge loan facility commitment. The Company paid $221 million in fees upon entering into the agreement. The fees were capitalized in other current assets and were amortized as interest expense over the period the bridge loan facility commitment was outstanding. The bridge loan facility commitment was reduced to $44.0 billion on December 15, 2017 upon the Company entering into a $5.0 billion term loan agreement. On March 9, 2018, the Company issued the 2018 Notes with an aggregate principal amount of $40.0 billion (see “Long-term Borrowings - 2018 Notes” below). At that time, the bridge loan facility commitment was reduced to $4.0 billion, and the Company paid $8 million in fees to retain the bridge loan facility commitment through the Aetna Acquisition Date. Those fees were capitalized in other current assets and were amortized as interest expense over the period the bridge loan facility commitment was outstanding. The Company recorded $8 million and $169 million of amortization of the bridge loan facility commitment fees during the three and six months ended June 30, 2018, respectively, which was recorded in interest expense in the unaudited condensed consolidated statement of operations. On October 26, 2018, the Company entered into a $4.0 billion unsecured 364-day bridge term loan agreement to formalize the bridge loan facility discussed above. On November 28, 2018, in connection with the Aetna Acquisition, the $4.0 billion unsecured 364-day bridge term loan agreement terminated.

Federal Home Loan Bank of Boston
Since the Aetna Acquisition Date, a subsidiary of the Company is a member of the Federal Home Loan Bank of Boston (the “FHLBB”). As a member, the subsidiary has the ability to obtain cash advances, subject to certain minimum collateral requirements. The maximum borrowing capacity available from the FHLBB as of June 30, 2019, was approximately $820 million. As of June 30, 2019, there were no outstanding advances from the FHLBB.

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

Term Loan Agreement
On December 15, 2017, in connection with the Aetna Acquisition, the Company entered into a $5.0 billion term loan agreement. The term loan agreement allows for borrowings at various rates that are dependent, in part, on the Company’s debt ratings. In connection with the Aetna Acquisition, the Company borrowed $5.0 billion (a $3.0 billion three-year tranche and a $2.0 billion five-year tranche) under the term loan agreement in November 2018. The Company terminated the $2.0 billion five-year tranche in December 2018 with the repayment of the borrowing. The Company made a payment of $500 million in March 2019 and a payment of $1.0 billion in May 2019 on the three-year tranche. As of June 30, 2019, the Company had $1.5 billion outstanding under the term loan agreement. On July 31, 2019, the Company repaid the remaining outstanding balance on the term loan agreement.

Aetna Related Debt
Upon the closing of the Aetna Acquisition, the Company assumed long-term debt with a fair value of $8.1 billion with stated interest rates ranging from 2.2% to 6.75%.

Debt Covenants

The Company’s back-up revolving credit facilities, unsecured senior notes, unsecured floating rate notes and term loan agreement contain customary restrictive financial and operating covenants. These covenants do not include an acceleration of the Company’s debt maturities in the event of a downgrade in the Company’s credit ratings. The covenants do not materially affect the Company’s financial or operating flexibility. As of June 30, 2019, the Company was in compliance with all of its debt covenants.

Debt Ratings

As of June 30, 2019, the Company’s long-term debt was rated “Baa2” by Moody’s and “BBB” by Standard & Poor’s (“S&P”), and its commercial paper program was rated “P-2” by Moody’s and “A-2” by S&P. In assessing the Company’s credit strength, the Company believes that both Moody’s and S&P considered, among other things, the Company’s capital structure and financial policies as well as its consolidated balance sheet, its historical acquisition activity and other financial information. Although the Company currently believes its long-term debt ratings will remain investment grade, it cannot guarantee the future actions of Moody’s and/or S&P. The Company’s debt ratings have a direct impact on its future borrowing costs, access to capital markets and new store operating lease costs.

Share Repurchase Programs

During the six months ended June 30, 2019 and 2018, the Company did not repurchase any shares of common stock. See Note 7 ‘‘Shareholders’ Equity’’ to the unaudited condensed consolidated financial statements for additional information on the Company’s share repurchase program.

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

As of June 30, 2019, the remaining goodwill balance in the LTC reporting unit is approximately $431 million.

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

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a‑15(f) and 15d‑15(f)) as of June 30, 2019, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to provide reasonable assurance that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: On November 28, 2018, the Company completed its acquisition of Aetna. The Company is in the process of integrating the historical internal control over financial reporting of Aetna with the rest of the Company.

Other than the foregoing, there has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that occurred in the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(c) Stock Repurchases

The following table presents the total number of shares purchased in the three months ended June 30, 2019, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to the 2016 Repurchase Program. See “Note 7 ‘‘Shareholders’ Equity’’ contained in “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

				Approximate Dollar
			Total Number of Shares	Value of Shares that
	Total Number	Average	Purchased as Part of	May Yet Be
	of Shares	Price Paid per	Publicly Announced	Purchased Under the
Fiscal Period	Purchased	Share	Plans or Programs	Plans or Programs
April 1, 2019 through April 30, 2019	—	$—	—	$13,869,392,446
May 1, 2019 through May 31, 2019	—	$—	—	$13,869,392,446
June 1, 2019 through June 30, 2019	—	$—	—	$13,869,392,446
	—		—

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Mine Safety Disclosures

Not Applicable.

Item 5.        Other Information

CVS Health Corporation’s (the “Company”) notice of its 2019 annual meeting of stockholders and proxy statement on Schedule 14A, which was filed with the Securities and Exchange Commission on April 5, 2019, contained a typographical error in the section entitled “Stockholder Proposals and Other Business of Our Annual Meeting in 2020” solely related to the dates by which a stockholder must provide notice to the Company if the stockholder would like to (a) submit a stockholder proposal for possible inclusion in our proxy statement for the 2020 annual meeting of stockholders (the “2020 Proxy Statement”), (b) include director nominees in our 2020 Proxy Statement and (c) present business at the Company’s 2020 annual meeting of stockholders that the stockholder does not intend to include in the 2020 Proxy Statement.  The corrected section is set forth below:

Stockholder Proposals and Other Business for Our Annual Meeting in 2020

If you want to submit a proposal for possible inclusion in our proxy statement for the 2020 Annual Meeting of Stockholders, you must ensure your proposal is received by us on or before December 7, 2019 and is otherwise in compliance with SEC rules.

Under our proxy access by-law, if a stockholder (or a group of up to 20 stockholders) who has owned at least 3% of our shares for at least three years and has complied with the other requirements set forth in the Company’s by-laws wants us to include director nominees (up to the greater of two nominees or 20% of the Board) in our proxy statement for the 2020 Annual Meeting of Stockholders, the nominations must be received by our Corporate Secretary and must arrive at the Company in a timely manner, between 120 and 150 days prior to the anniversary of the date our proxy statement was first sent to stockholders in connection with our last annual meeting, which would be no earlier than November 7, 2019 and no later than December 7, 2019.

In addition, if a stockholder would like to present business at an annual meeting of stockholders that is not to be included in our proxy statement, the stockholder must provide notice to the Company as provided in its by-laws. Such notice must be addressed to our Corporate Secretary and must arrive at the Company in a timely manner, between 90 and 120 days prior to the anniversary of our last annual meeting, which would be no earlier than January 17, 2020 and no later than February 16, 2020. Under our by-laws, any stockholder notice for presenting business at a meeting must include, among other things (1) the name

Form 10-Q Table of Contents

and address, as they appear in our books, of the stockholder giving the notice, (2) the class and number of shares that are beneficially owned by the stockholder (including information concerning derivative ownership and other arrangements concerning our stock), (3) a brief description of the business to be brought before the meeting and the reasons for conducting such business at the meeting, and (4) any material interest of the stockholder in such business. See “Stockholder Submission on Nominees” for a description of the information required for director nominations.

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

INDEX TO EXHIBITS

10

10.1
364-Day Credit Agreement dated as of May 16, 2019 by and among the Registrant, the lenders party thereto, Goldman Sachs Bank USA, and Wells Fargo Bank, National Association, as Co-Syndication Agents, Barclays Bank PLC and JPMorgan Chase Bank, N.A., as Co-Documentation Agents, and the Bank of America, N.A, as Administrative Agent.

10.2
Five Year Credit Agreement dated as of May 16, 2019 by and among the Registrant, the lenders party thereto, Barclays Bank PLC and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, Goldman Sachs Bank USA, and Wells Fargo Bank, National Association, as Co-Documentation Agents, and Bank of America, N.A., as Administrative Agent.

10.3
Amendment No. 1, dated as of May 16, 2019, to the Five Year Credit Agreement dated as of May 17, 2018, by and among the Registrant, the lenders party thereto and The Bank of New York Mellon, as Administrative Agent.

10.4
Amendment No. 3, dated as of May 16, 2019, to the Five Year Credit Agreement dated as of May 18, 2017, by and among the Registrant, the lenders party thereto and The Bank of New York Mellon, as Administrative Agent.

10.5	Form of Performance Stock Unit Agreement - Annual Grant between the Registrant and selected employees of the Registrant.

15	Letter re: unaudited interim financial information

15.1	Letter from Ernst & Young LLP acknowledging awareness of the use of a report dated August 7, 2019 related to their reviews of interim financial information.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification by the Chief Executive Officer.

31.2	Certification by the Chief Financial Officer.

32	Section 1350 Certifications

32.1	Certification by the Chief Executive Officer.

32.2	Certification by the Chief Financial Officer.

101

101
The following materials from the CVS Health Corporation Quarterly Report on Form 10-Q for the three and six months ended June 30, 2019 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash flows, (v) the Condensed Consolidated Statements of Shareholders’ Equity and (vi) the related Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Form 10-Q Table of Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVS HEALTH CORPORATION

Date:	August 7, 2019	By:	/s/ Eva C. Boratto
Eva C. Boratto
Executive Vice President and Chief Financial Officer