Form 10-Q
period 2019-09-30
CVS HEALTH Corp
filed 2019-11-06
CIK 64803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).      ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

As of October 29, 2019, the registrant had 1,300,964,007 shares of common stock issued and outstanding.

Form 10-Q Table of Contents

Part I.	Financial Information

Item 1.	Financial Statements

Index to Condensed Consolidated Financial Statements

Page
Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2019 and 2018	2

Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2019 and 2018	3

Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2019 and December 31, 2018	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2019 and 2018	5

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited) for the three months ended September 30, 2019 and 2018, the three months ended June 30, 2019 and 2018 and the three months ended March 31, 2019 and 2018	7

Notes to Condensed Consolidated Financial Statements (Unaudited)	9

Report of the Independent Registered Public Accounting Firm	45

Index to Condensed Consolidated Financial Statements

CVS Health Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2019	2018	2019	2018
Revenues:
Products	$47,149	$46,334	$136,023	$136,035
Premiums	15,539	627	47,612	2,684
Services	1,859	308	5,447	951
Net investment income	263	221	805	485
Total revenues	64,810	47,490	189,887	140,155
Operating costs:
Cost of products sold	40,437	39,502	116,654	115,883
Benefit costs	12,850	439	39,396	2,399
Goodwill impairment	—	—	—	3,921
Operating expenses	8,595	4,975	24,887	14,755
Total operating costs	61,882	44,916	180,937	136,958
Operating income	2,928	2,574	8,950	3,197
Interest expense	747	674	2,301	1,886
Loss on early extinguishment of debt	79	—	79	—
Other expense (income)	(31)	1	(93)	7
Income before income tax provision	2,133	1,899	6,663	1,304
Income tax provision	604	509	1,776	1,478
Income (loss) from continuing operations	1,529	1,390	4,887	(174)
Loss from discontinued operations, net of tax	—	—	—	(1)
Net income (loss)	1,529	1,390	4,887	(175)
Net loss attributable to noncontrolling interests	1	—	—	—
Net income (loss) attributable to CVS Health	$1,530	$1,390	$4,887	$(175)

Basic earnings (loss) per share:
Income (loss) from continuing operations attributable to CVS Health	$1.17	$1.36	$3.76	$(0.17)
Loss from discontinued operations attributable to CVS Health	$—	$—	$—	$—
Net income (loss) attributable to CVS Health	$1.17	$1.36	$3.76	$(0.17)
Weighted average basic shares outstanding	1,302	1,020	1,300	1,018
Diluted earnings (loss) per share:
Income (loss) from continuing operations attributable to CVS Health	$1.17	$1.36	$3.75	$(0.17)
Loss from discontinued operations attributable to CVS Health	$—	$—	$—	$—
Net income (loss) attributable to CVS Health	$1.17	$1.36	$3.75	$(0.17)
Weighted average diluted shares outstanding	1,305	1,022	1,303	1,018
Dividends declared per share	$0.50	$0.50	$1.50	$1.50

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements

CVS Health Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2019	2018	2019	2018
Net income (loss)	$1,529	$1,390	$4,887	$(175)
Other comprehensive income (loss), net of tax:
Net unrealized investment gains	136	—	721	—
Foreign currency translation adjustments	153	(8)	157	(34)
Net cash flow hedges	(23)	(4)	(30)	335
Other comprehensive income (loss)	266	(12)	848	301
Comprehensive income	1,795	1,378	5,735	126
Comprehensive loss attributable to noncontrolling interests	1	—	—	—
Comprehensive income attributable to CVS Health	$1,796	$1,378	$5,735	$126

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements

CVS Health Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

In millions, except per share amounts	September 30, 2019	December 31, 2018
Assets:
Cash and cash equivalents	$5,193	$4,059
Investments	2,334	2,522
Accounts receivable, net	19,789	17,631
Inventories	16,028	16,450
Other current assets	4,841	4,581
Total current assets	48,185	45,243
Long-term investments	17,342	15,732
Property and equipment, net	11,651	11,349
Operating lease right-of-use assets	20,757	—
Goodwill	79,548	78,678
Intangible assets, net	33,655	36,524
Separate accounts assets	4,590	3,884
Other assets	4,385	5,046
Total assets	$220,113	$196,456

Liabilities:
Accounts payable	$9,442	$8,925
Pharmacy claims and discounts payable	13,099	11,365
Health care costs payable	7,014	6,147
Policyholders’ funds	2,938	2,939
Accrued expenses	11,615	10,711
Other insurance liabilities	1,790	1,937
Current portion of operating lease liabilities	1,798	—
Short-term debt	1,070	720
Current portion of long-term debt	3,778	1,265
Total current liabilities	52,544	44,009
Long-term operating lease liabilities	18,826	—
Long-term debt	64,206	71,444
Deferred income taxes	7,279	7,677
Separate accounts liabilities	4,590	3,884
Other long-term insurance liabilities	7,557	8,119
Other long-term liabilities	2,178	2,780
Total liabilities	157,180	137,913

Shareholders’ equity:
Preferred stock, par value $0.01: 0.1 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01: 3,200 shares authorized; 1,725 shares issued and 1,301 shares outstanding at September 30, 2019 and 1,720 shares issued and 1,295 shares outstanding at December 31, 2018 and capital surplus	45,854	45,440
Treasury stock, at cost: 424 shares at September 30, 2019 and 425 shares at December 31, 2018	(28,207)	(28,228)
Retained earnings	44,017	40,911
Accumulated other comprehensive income	950	102
Total CVS Health shareholders’ equity	62,614	58,225
Noncontrolling interests	319	318
Total shareholders’ equity	62,933	58,543
Total liabilities and shareholders’ equity	$220,113	$196,456

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements

CVS Health Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
In millions	2019	2018
Cash flows from operating activities:
Cash receipts from customers	$184,519	$132,275
Cash paid for inventory and prescriptions dispensed by retail network pharmacies	(109,958)	(107,920)
Insurance benefits paid	(38,812)	(2,400)
Cash paid to other suppliers and employees	(21,411)	(12,305)
Interest and investment income received	756	406
Interest paid	(2,675)	(1,759)
Income taxes paid	(2,205)	(1,911)
Net cash provided by operating activities	10,214	6,386

Cash flows from investing activities:
Proceeds from sales and maturities of investments	5,616	43
Purchases of investments	(6,011)	(97)
Purchases of property and equipment	(1,890)	(1,452)
Acquisitions (net of cash acquired)	(361)	(616)
Proceeds from sale of subsidiary	—	725
Other	16	11
Net cash used in investing activities	(2,630)	(1,386)

Cash flows from financing activities:
Net borrowings (repayments) of short-term debt	350	(1,276)
Proceeds from issuance of long-term debt	3,458	39,376
Repayments of long-term debt	(8,350)	(2,266)
Derivative settlements	(25)	446
Dividends paid	(1,952)	(1,528)
Proceeds from exercise of stock options	183	214
Payments for taxes related to net share settlement of equity awards	(85)	(39)
Other	11	—
Net cash provided by (used in) financing activities	(6,410)	34,927
Net increase in cash, cash equivalents and restricted cash	1,174	39,927
Cash, cash equivalents and restricted cash at the beginning of the period	4,295	1,900
Cash, cash equivalents and restricted cash at the end of the period	$5,469	$41,827

Index to Condensed Consolidated Financial Statements

CVS Health Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
In millions	2019	2018
Reconciliation of net income (loss) to net cash provided by operating activities:
Net income (loss)	$4,887	$(175)
Adjustments required to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,275	1,911
Goodwill impairment	—	3,921
Stock-based compensation	355	172
Loss on sale of subsidiary	205	86
Loss on early extinguishment of debt	79	—
Deferred income taxes and other noncash items	(38)	210
Change in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(2,312)	(1,725)
Inventories	413	472
Other assets	(374)	(3)
Accounts payable and pharmacy claims and discounts payable	2,330	1,839
Health care costs payable and other insurance liabilities	535	—
Other liabilities	859	(322)
Net cash provided by operating activities	$10,214	$6,386

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements

CVS Health Corporation
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

			Attributable to CVS Health
	Number of shares outstanding		Common			Accumulated	Total
			Stock and			Other	CVS Health		Total
	Common	Treasury	Capital	Treasury	Retained	Comprehensive	Shareholders’	Noncontrolling	Shareholders’
In millions	Shares	Shares (1)	Surplus (2)	Stock (1)	Earnings	Income	Equity	Interests	Equity
Balance at December 31, 2018	1,720	(425)	$45,440	$(28,228)	$40,911	$102	$58,225	$318	$58,543
Adoption of new accounting standard (Note 1)	—	—	—	—	178	—	178	—	178
Net income	—	—	—	—	1,421	—	1,421	6	1,427
Other comprehensive income	—	—	—	—	—	331	331	—	331
Stock option activity, stock awards and other	2	—	175	—	—	—	175	—	175
Purchase of treasury shares, net of ESPP issuances	—	1	—	7	—	—	7	—	7
Common stock dividends	—	—	—	—	(651)	—	(651)	—	(651)
Other decreases in noncontrolling interests	—	—	—	—	—	—	—	(4)	(4)
Balance at March 31, 2019	1,722	(424)	45,615	(28,221)	41,859	433	59,686	320	60,006
Net income (loss)	—	—	—	—	1,936	—	1,936	(5)	1,931
Other comprehensive income	—	—	—	—	—	251	251	—	251
Stock option activity, stock awards and other	2	—	104	—	—	—	104	—	104
Purchase of treasury shares, net of ESPP issuances	—	(1)	—	(36)	—	—	(36)	—	(36)
Common stock dividends	—	—	—	—	(659)	—	(659)	—	(659)
Other increases in noncontrolling interests	—	—	—	—	—	—	—	2	2
Balance at June 30, 2019	1,724	(425)	45,719	(28,257)	43,136	684	61,282	317	61,599
Net income (loss)	—	—	—	—	1,530	—	1,530	(1)	1,529
Other comprehensive income (Note 9)	—	—	—	—	—	266	266	—	266
Stock option activity, stock awards and other	1	—	135	—	—	—	135	—	135
Purchase of treasury shares, net of ESPP issuances	—	1	—	50	—	—	50	—	50
Common stock dividends	—	—	—	—	(649)	—	(649)	—	(649)
Other increases in noncontrolling interests	—	—	—	—	—	—	—	3	3
Balance at September 30, 2019	1,725	(424)	$45,854	$(28,207)	$44,017	$950	$62,614	$319	$62,933
_____________________________________________

(1)
Treasury shares includes 1 million shares held in trust and treasury stock includes $29 million related to shares held in trust as of September 30, 2019, June 30, 2019, March 31, 2019 and December 31, 2018.

(2)	Common stock and capital surplus includes the par value of common stock of $17 million as of September 30, 2019, June 30, 2019, March 31, 2019 and December 31, 2018.

Index to Condensed Consolidated Financial Statements

CVS Health Corporation
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

			Attributable to CVS Health
	Number of shares outstanding		Common			Accumulated	Total
			Stock and			Other	CVS Health		Total
	Common	Treasury	Capital	Treasury	Retained	Comprehensive	Shareholders’	Noncontrolling	Shareholders’
In millions	Shares	Shares (1)	Surplus (2)	Stock (1)	Earnings	Income (Loss)	Equity	Interests	Equity
Balance at December 31, 2017	1,712	(698)	$32,096	$(37,796)	$43,556	$(165)	$37,691	$4	$37,695
Adoption of new accounting standards (3)	—	—	—	—	(6)	(7)	(13)	—	(13)
Net income	—	—	—	—	998	—	998	—	998
Other comprehensive income	—	—	—	—	—	344	344	—	344
Stock option activity, stock awards and other	2	—	112	—	—	—	112	—	112
Purchase of treasury shares, net of ESPP issuances	—	—	—	49	—	—	49	—	49
Common stock dividends	—	—	—	—	(508)	—	(508)	—	(508)
Balance at March 31, 2018	1,714	(698)	32,208	(37,747)	44,040	172	38,673	4	38,677
Net loss	—	—	—	—	(2,563)	—	(2,563)	—	(2,563)
Other comprehensive loss	—	—	—	—	—	(31)	(31)	—	(31)
Stock option activity, stock awards and other	2	—	73	—	—	—	73	—	73
Purchase of treasury shares, net of ESPP issuances	—	(1)	—	(33)	—	—	(33)	—	(33)
Common stock dividends	—	—	—	—	(512)	—	(512)	—	(512)
Balance at June 30, 2018	1,716	(699)	32,281	(37,780)	40,965	141	35,607	4	35,611
Net income	—	—	—	—	1,390	—	1,390	—	1,390
Other comprehensive loss (Note 9)	—	—	—	—	—	(12)	(12)	—	(12)
Stock option activity, stock awards and other	1	—	96	—	—	—	96	—	96
Purchase of treasury shares, net of ESPP issuances	—	1	—	49	—	—	49	—	49
Common stock dividends	—	—	—	—	(512)	—	(512)	—	(512)
Balance at September 30, 2018	1,717	(698)	$32,377	$(37,731)	$41,843	$129	$36,618	$4	$36,622
_____________________________________________

(1)
Treasury shares include 1 million shares held in trust as of September 30, 2018, June 30, 2018, March 31, 2018 and December 31, 2017. Treasury stock includes $29 million related to shares held in trust as of September 30, 2018 and $31 million related to shares held in trust as of June 30, 2018, March 31, 2018 and December 31, 2017.

(2)	Common stock and capital surplus includes the par value of common stock of $17 million as of September 30, 2018, June 30, 2018, March 31, 2018 and December 31, 2017.

(3)
Reflects the adoption of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which resulted in a reduction to retained earnings of $13 million and the adoption of ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which resulted in a reduction to accumulated other comprehensive income of $7 million and an increase to retained earnings of $7 million, each during the three months ended March 31, 2018.

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements

1.	Significant Accounting Policies

Description of business

CVS Health Corporation, together with its subsidiaries (collectively, “CVS Health,” the “Company,” “we,” “our” or “us”), is the nation’s premier health innovation company helping people on their path to better health. Whether in one of its pharmacies or through its health services and plans, CVS Health is pioneering a bold new approach to total health by making quality care more affordable, accessible, simple and seamless. CVS Health is community-based and locally focused, engaging consumers with the care they need when and where they need it. The Company has approximately 9,900 retail locations, approximately 1,100 walk-in medical clinics, a leading pharmacy benefits manager with approximately 102 million plan members, a dedicated senior pharmacy care business serving more than one million patients per year and expanding specialty pharmacy services. CVS Health also serves an estimated 38 million people through traditional, voluntary and consumer-directed health insurance products and related services, including rapidly expanding Medicare Advantage offerings and a leading standalone Medicare Part D prescription drug plan (“PDP”). The Company believes its innovative health care model increases access to quality care, delivers better health outcomes and lowers overall health care costs.

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

Effective for the first quarter of 2019, the Company realigned the composition of its segments to correspond with changes to its operating model and reflect how its Chief Operating Decision Maker (the “CODM”) reviews information and manages the business. As a result of this realignment, the Company’s SilverScript® PDP moved from the Pharmacy Services segment to the Health Care Benefits segment. In addition, the Company moved Aetna’s mail order and specialty pharmacy operations from the Health Care Benefits segment to the Pharmacy Services segment. Segment financial information for the three and nine months ended September 30, 2018, has been retrospectively adjusted to reflect these changes.

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

Retail/LTC Segment
The Retail/LTC segment sells prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products, cosmetics and personal care products, provides health care services through its MinuteClinic® walk-in medical clinics and conducts long-term care (“LTC”) pharmacy operations, which distribute prescription drugs and provide related pharmacy consulting and other ancillary services to chronic care facilities and other care settings. As of September 30, 2019, the Retail/LTC segment operated approximately 9,900 retail locations, approximately 1,100 MinuteClinic® locations as well as online retail pharmacy websites, LTC pharmacies and onsite pharmacies.

Health Care Benefits Segment
The Health Care Benefits segment is one of the nation’s leading diversified health care benefits providers, serving an estimated 38 million people as of September 30, 2019. The Health Care Benefits segment has the information and resources to help members, in consultation with their health care professionals, make more informed decisions about their health care. The Health Care Benefits segment offers a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental and behavioral health plans, medical management capabilities, Medicare Advantage and Medicare Supplement plans, PDPs, Medicaid health care management services, workers’ compensation administrative services and health information technology products and services. The Health Care Benefits segment’s customers include employer groups, individuals, college students, part-time and hourly workers, health plans, health care providers (“providers”), governmental units, government-sponsored plans, labor groups and expatriates. The Company refers to insurance products (where it assumes all or a majority of the risk for medical and dental care costs) as “Insured” and administrative services contract products (where the plan sponsor assumes all or a majority of the risk for medical and dental care costs) as “ASC.”

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CVS Health Corporation and its subsidiaries have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. In accordance with such rules and regulations, certain information and accompanying note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2018, which were revised to reflect the Company’s segment realignment and are included in Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2019 (the “August 2019 8-K”).

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

Restricted Cash

Restricted cash included in other current assets in the unaudited condensed consolidated balance sheets represents amounts held in escrow accounts in connection with certain recent acquisitions. Restricted cash included in other assets in the unaudited condensed consolidated balance sheets represents amounts held in a trust in one of the Company’s captive insurance companies to satisfy collateral requirements associated with the assignment of certain insurance policies. All restricted cash is invested in time deposits, money market funds or commercial paper. The following represents a reconciliation of cash and cash equivalents in the unaudited condensed consolidated balance sheets to total cash, cash equivalents and restricted cash in the unaudited condensed consolidated statements of cash flows:

In millions	September 30, 2019	December 31, 2018
Cash and cash equivalents	$5,193	$4,059
Restricted cash (included in other current assets)	6	6
Restricted cash (included in other assets)	270	230
Total cash, cash equivalents and restricted cash in the statements of cash flows	$5,469	$4,295

Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts, customer credit allowances, contractual allowances and estimated terminations. Accounts receivable, net is composed of the following:

In millions	September 30, 2019	December 31, 2018
Trade receivables	$6,413	$6,497
Vendor and manufacturer receivables	9,029	7,315
Premium receivables	2,340	2,259
Other receivables	2,007	1,560
Total accounts receivable, net	$19,789	$17,631

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

Revenues include (i) the portion of the price the client pays directly to the Pharmacy Services segment, net of any discounts earned on brand name drugs or other discounts and refunds paid back to the client (see “Drug Discounts” and “Guarantees” below), (ii) the price paid to the Pharmacy Services segment by client plan members for mail order prescriptions and the price paid to retail network pharmacies by client plan members for retail prescriptions (“retail co-payments”) and (iii) claims based administrative fees for retail pharmacy network contracts. Sales taxes are not included in revenue.

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

Drug Discounts
The Pharmacy Services segment records revenue net of manufacturers’ rebates earned by its clients based on their plan members’ utilization of brand name formulary drugs. The Pharmacy Services segment estimates these rebates at period-end based on actual and estimated claims data and its estimates of the manufacturers’ rebates earned by its clients. The estimates are based on the best available data at period-end and recent history for the various factors that can affect the amount of rebates due to the client. The Pharmacy Services segment adjusts its rebates payable to clients to the actual amounts paid when these rebates are paid or as significant events occur. Any cumulative effect of these adjustments is recorded against revenues at the time it is identified. Adjustments generally result from contract changes with clients or manufacturers that have retroactive rebate adjustments, differences between the estimated and actual product mix subject to rebates, or whether the brand name drug was included in the applicable formulary. The effect of adjustments between estimated and actual manufacturers’ rebate amounts has not been material to the Company’s operating results or financial condition.

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

Retail/LTC Segment

Retail Pharmacy
The Company’s retail drugstores recognize revenue at the time the customer takes possession of the merchandise. For pharmacy sales, each prescription claim is its own arrangement with the customer and is a performance obligation, separate and distinct from other prescription claims under other retail network arrangements. Revenues are adjusted for refunds owed to third party payers resulting from pricing guarantees and performance against defined value-based service and performance metrics. The inputs to these estimates are not subject to a high degree of subjectivity or volatility. The effect of adjustments between estimated and actual pricing and performance refund amounts has not been material to the Company’s operating results or financial condition.

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

ExtraBucks Rewards are accumulated by customers based on their historical spending levels. Thus, the Company has determined that there is an additional performance obligation to those customers at the time of the initial transaction. The Company allocates the transaction price to the initial transaction and the ExtraBucks Rewards transaction based upon the relative standalone selling price, which considers historical redemption patterns for the rewards. Revenue allocated to ExtraBucks Rewards is recognized as those rewards are redeemed. At the end of each period, unredeemed ExtraBucks Rewards are reflected as a contract liability.

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

Services Revenue
Services revenue relates to contracts that can include various combinations of services or series of services which generally are capable of being distinct and accounted for as separate performance obligations. Health Care Benefits segment services revenue primarily consists of the following components:

•
ASC fees are received in exchange for performing certain claim processing and member services for ASC members. ASC fee revenue is recognized over the period the service is provided. Some of the Company’s administrative services contracts include guarantees with respect to certain functions, such as customer service response time, claim processing accuracy and claim processing turnaround time, as well as certain guarantees that a plan sponsor’s benefit claim experience will fall within a certain range. With any of these guarantees, the Company is financially at risk if the conditions of the arrangements are not met, although the maximum amount at risk is typically limited to a percentage of the fees otherwise payable to the Company by the customer involved. Each period the Company estimates its obligations under the terms of these guarantees and records its estimate as an offset to services revenues.

•	Workers’ compensation administrative services consist of fee-based managed care services. Workers’ compensation administrative services revenue is recognized once the service is provided.

Disaggregation of Revenue
The following tables disaggregate the Company’s revenue by major source in each segment for the three and nine months ended September 30, 2019 and 2018:

In millions	Pharmacy Services	Retail/ LTC	Health Care Benefits	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Three Months Ended September 30, 2019
Major goods/services lines:
Pharmacy	$35,872	$16,687	$—	$—	$(10,007)	$42,552
Front Store	—	4,614	—	—	—	4,614
Premiums	—	—	15,507	32	—	15,539
Net investment income	—	—	146	117	—	263
Other	146	165	1,528	3	—	1,842
Total	$36,018	$21,466	$17,181	$152	$(10,007)	$64,810

Pharmacy Services distribution channel:
Pharmacy network (1)	$22,469
Mail choice (2)	13,403
Other	146
Total	$36,018

Three Months Ended September 30, 2018
Major goods/services lines:
Pharmacy	$33,733	$16,123	$—	$—	$(8,088)	$41,768
Front Store	—	4,557	—	—	—	4,557
Premiums	—	—	627	—	—	627
Net investment income	—	—	4	217	—	221
Other	131	176	10	—	—	317
Total	$33,864	$20,856	$641	$217	$(8,088)	$47,490

Pharmacy Services distribution channel:
Pharmacy network (1)	$21,921
Mail choice (2)	11,812
Other	131
Total	$33,864
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

In millions	Pharmacy Services	Retail/ LTC	Health Care Benefits	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Nine Months Ended September 30, 2019
Major goods/services lines:
Pharmacy	$103,983	$49,197	$—	$—	$(31,436)	$121,744
Front Store	—	14,288	—	—	—	14,288
Premiums	—	—	47,543	69	—	47,612
Net investment income	—	—	458	347	—	805
Other	435	543	4,453	7	—	5,438
Total	$104,418	$64,028	$52,454	$423	$(31,436)	$189,887

Pharmacy Services distribution channel:
Pharmacy network (1)	$66,071
Mail choice (2)	37,912
Other	435
Total	$104,418

Nine Months Ended September 30, 2018
Major goods/services lines:
Pharmacy	$99,432	$47,428	$—	$—	$(24,840)	$122,020
Front Store	—	13,990	—	—	—	13,990
Premiums	—	—	2,684	—	—	2,684
Net investment income	—	—	10	475	—	485
Other	405	542	29	—	—	976
Total	$99,837	$61,960	$2,723	$475	$(24,840)	$140,155

Pharmacy Services distribution channel:
Pharmacy network (1)	$64,625
Mail choice (2)	34,807
Other	405
Total	$99,837
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

Contract Balances
Contract liabilities primarily represent the Company’s obligation to transfer additional goods or services to a customer for which the Company has received consideration, for example ExtraBucks Rewards and unredeemed Company gift cards. The consideration received remains a contract liability until goods or services have been provided to the customer. In addition, the Company recognizes breakage on Company gift cards based on historical redemption patterns.

The following table provides information about receivables and contract liabilities from contracts with customers:

In millions	September 30, 2019	December 31, 2018
Trade receivables (included in accounts receivable, net)	$6,413	$6,497
Contract liabilities (included in accrued expenses)	72	67

During the nine months ended September 30, 2019, the contract liabilities balance includes increases related to customers’ earnings in ExtraBucks Rewards or issuances of Company gift cards and decreases for revenues recognized during the period as a result of the redemption of ExtraBucks Rewards or Company gift cards and breakage of Company gift cards. Below is a summary of such changes:

In millions
Balance at December 31, 2018	$67
Loyalty program earnings and gift card issuances	269
Redemption and breakage	(264)
Balance at September 30, 2019	$72

Related Party Transactions

The Company has an equity method investment in SureScripts, LLC (“SureScripts”). SureScripts operates a clinical health information network. The Company utilizes this clinical health information network in providing services to its client plan members and retail customers. The Company expensed fees for the use of this network of approximately $14 million and $4 million in the three months ended September 30, 2019 and 2018, respectively, and expensed fees for the use of this network of approximately $26 million and $34 million in the nine months ended September 30, 2019 and 2018, respectively. The Company’s investment in and equity in the earnings of SureScripts for all periods presented is immaterial.

The Company has an equity method investment in Heartland Healthcare Services (“Heartland”). Heartland operates several LTC pharmacies in four states. Heartland paid the Company approximately $20 million and $34 million for pharmaceutical inventory purchases during the three months ended September 30, 2019 and 2018, respectively, and $72 million and $105 million for pharmaceutical inventory purchases during the nine months ended September 30, 2019 and 2018, respectively. Additionally, the Company performs certain collection functions for Heartland and then passes those customer cash collections back to Heartland. The Company’s investment in and equity in the earnings of Heartland for all periods presented is immaterial.

New Accounting Pronouncements Recently Adopted

Leases
In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-02, Leases (Topic 842). Under this accounting standard, lessees are required to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability is equal to the present value of lease payments. The asset is based on the liability, subject to certain adjustments, such as for initial direct costs. For income statement purposes, a dual model was retained, requiring leases to be classified as either operating or finance leases. Operating leases result in straight-line expense (similar to operating leases under the prior accounting standard) while finance leases result in a front-loaded expense pattern (similar to capital leases under the prior accounting standard). Lessor accounting is similar to the prior model, but updated to align with certain changes to the lessee model (e.g., certain definitions, such as initial direct costs, have been updated) and the new revenue recognition standard that was adopted in 2018.

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

The Company’s real estate leases typically contain options that permit renewals for additional periods of up to five years each. For real estate leases, the options to extend are not considered reasonably certain at lease commencement because the Company reevaluates each lease on a regular basis to consider the economic and strategic incentives of exercising the renewal options and regularly opens or closes stores to align with its operating strategy. Generally, the renewal option periods are not included within the lease term and the associated payments are not included in the measurement of the right-of-use asset and lease liability. Similarly, renewal options are not included in the lease term for non-real estate leases because they are not considered reasonably certain of being exercised at lease commencement. Leases with an initial term of 12 months or less are not recorded on the balance sheets and lease expense is recognized on a straight-line basis over the term of the short-term lease.

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

See Note 5 ‘‘Leases’’ for additional information.

Impact of New Lease Standard on Balance Sheet Line Items
As a result of applying the new lease accounting standard using a modified retrospective method, the following adjustments were made to accounts on the condensed consolidated balance sheet as of January 1, 2019:

	Impact of Change in Accounting Policy
In millions	As Reported December 31, 2018	Adjustments	As Adjusted January 1, 2019
Condensed Consolidated Balance Sheets:
Other current assets	$4,581	$(48)	$4,533
Total current assets	45,243	(48)	45,195
Property and equipment, net	11,349	11	11,360
Operating lease right-of-use assets	—	20,987	20,987
Intangible assets, net	36,524	(217)	36,307
Other assets	5,046	(521)	4,525
Total assets	196,456	20,212	216,668
Accrued expenses	10,711	(52)	10,659
Current portion of operating lease liabilities	—	1,803	1,803
Current portion of long-term debt	1,265	2	1,267
Total current liabilities	44,009	1,753	45,762
Long-term operating lease liabilities	—	18,832	18,832
Long-term debt	71,444	(96)	71,348
Deferred income taxes	7,677	63	7,740
Other long-term liabilities	2,780	(518)	2,262
Total liabilities	137,913	20,034	157,947
Retained earnings	40,911	178	41,089
Total CVS Health shareholders’ equity	58,225	178	58,403
Total shareholders’ equity	58,543	178	58,721

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

New Accounting Pronouncements Not Yet Adopted

Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). This standard requires the use of a forward-looking expected loss impairment model for trade and other receivables, held-to-maturity debt securities, loans and other instruments. This standard also requires impairments and recoveries for available-for-sale debt securities to be recorded through an allowance account and revises certain disclosure requirements. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company does not expect the implementation of this standard to have a material impact on the Company’s consolidated operating results, cash flows, financial condition or related disclosures.

Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and other - Internal-Use Software (Topic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. This standard requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Topic 350-40 to determine which implementation costs to capitalize as assets. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company does not expect the implementation of this standard to have a material impact on the Company’s consolidated operating results, cash flows, financial condition or related disclosures.

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

2.	Acquisition and Divestiture

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

The transaction has been accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and liabilities assumed to be recognized at their fair values at the date of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

In millions
Cash and cash equivalents	$6,565
Accounts receivable	4,094
Other current assets	3,894
Investments (current and long-term)	17,984
Goodwill	47,554
Intangible assets	22,571
Other long-term assets	8,249
Total assets acquired	110,911
Health care costs payable	5,302
Other current liabilities	10,069
Debt (current and long-term)	8,098
Deferred income taxes	4,278
Other long-term liabilities	13,078
Total liabilities assumed	40,825
Noncontrolling interests	320
Total consideration transferred	$69,766

The assessment of fair value is preliminary and is based on information that was available to management at the time the unaudited condensed consolidated financial statements were prepared. The most significant open item relates to the accounting for income taxes as management is awaiting additional information to complete its assessment. Measurement period adjustments will be recorded in the period in which they are determined, as if they had been completed at the acquisition date. Measurement period adjustments to assets acquired and liabilities assumed during the nine months ended September 30, 2019 primarily related to additional information received related to certain valuations and contingencies and the related impact on the accounting for income taxes and goodwill. There were no material income statement measurement period adjustments recorded during the three and nine months ended September 30, 2019.

Unaudited pro forma financial information
The following unaudited pro forma information presents a summary of the Company’s combined operating results for the three and nine months ended September 30, 2018 as if the Aetna acquisition and the related financing transactions had occurred on January 1, 2017. The following pro forma financial information is not necessarily indicative of the Company’s operating results as they would have been had the acquisition been effected on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, basic shares outstanding and dilutive equivalents, cost savings from operating efficiencies, potential synergies and the impact of incremental costs incurred in integrating the businesses.

In millions, except per share amounts	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Total revenues	$60,865	$180,164
Income from continuing operations attributable to CVS Health	1,864	1,731
Basic earnings per share from continuing operations attributable to CVS Health	$1.44	$1.34
Diluted earnings per share from continuing operations attributable to CVS Health	$1.43	$1.33

The pro forma results for the three and nine months ended September 30, 2018 include adjustments related to the following purchase accounting and acquisition-related items:

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

Divestiture of Brazilian Subsidiary

On July 1, 2019, the Company sold its Brazilian subsidiary, Drogaria Onofre Ltda. (“Onofre”) for an immaterial amount. Onofre operates 50 retail pharmacy stores, the results of which have historically been reported within the Retail/LTC segment. The Company recorded a loss on the divestiture of $205 million in the three months ended September 30, 2019, which primarily relates to the elimination of the cumulative translation adjustment from accumulated other comprehensive income and is reflected in operating expenses in the Company’s unaudited condensed consolidated statements of operations within the Retail/LTC segment.

3.	Investments

Total investments at September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019			December 31, 2018
In millions	Current	Long-term	Total	Current	Long-term	Total
Debt securities available for sale	$2,175	$14,583	$16,758	$2,359	$12,896	$15,255
Mortgage loans	159	1,131	1,290	145	1,216	1,361
Other investments	—	1,628	1,628	18	1,620	1,638
Total investments	$2,334	$17,342	$19,676	$2,522	$15,732	$18,254

Debt Securities

Debt securities available for sale at September 30, 2019 and December 31, 2018 were as follows:

In millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2019
Debt securities:
U.S. government securities	$1,743	$83	$—	$1,826
States, municipalities and political subdivisions	2,240	114	(1)	2,353
U.S. corporate securities	7,076	568	(7)	7,637
Foreign securities	2,095	194	—	2,289
Residential mortgage-backed securities	529	25	—	554
Commercial mortgage-backed securities	645	56	—	701
Other asset-backed securities	1,348	15	(5)	1,358
Redeemable preferred securities	32	8	—	40
Total debt securities (1)	$15,708	$1,063	$(13)	$16,758

December 31, 2018
Debt securities:
U.S. government securities	$1,662	$26	$—	$1,688
States, municipalities and political subdivisions	2,370	30	(1)	2,399
U.S. corporate securities	6,444	61	(16)	6,489
Foreign securities	2,355	31	(3)	2,383
Residential mortgage-backed securities	567	10	—	577
Commercial mortgage-backed securities	594	11	—	605
Other asset-backed securities	1,097	3	(15)	1,085
Redeemable preferred securities	30	—	(1)	29
Total debt securities (1)	$15,119	$172	$(36)	$15,255
_____________________________________________

(1)
Investment risks associated with the Company’s experience-rated products generally do not impact the Company’s consolidated operating results. At September 30, 2019, debt securities with a fair value of $973 million, gross unrealized capital gains of $85 million and no gross unrealized capital losses and at December 31, 2018, debt securities with a fair value of $916 million, gross unrealized capital gains of $12 million and gross unrealized capital losses of $2 million were included in total debt securities, but support experience-rated products. Changes in net unrealized capital gains (losses) on these securities are not reflected in accumulated other comprehensive income.

The fair value of debt securities at September 30, 2019 is shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or the Company intends to sell a security prior to maturity.

In millions	Amortized Cost	Fair Value
Due to mature:
Less than one year	$1,017	$1,022
One year through five years	5,378	5,568
After five years through ten years	3,098	3,316
Greater than ten years	3,693	4,239
Residential mortgage-backed securities	529	554
Commercial mortgage-backed securities	645	701
Other asset-backed securities	1,348	1,358
Total	$15,708	$16,758

Summarized below are the debt securities the Company held at September 30, 2019 and December 31, 2018 that were in an unrealized capital loss position:

In millions, except number of securities	Number of Securities	Fair Value	Unrealized Losses
September 30, 2019
Debt securities:
U.S. government securities	8	$41	$—
States, municipalities and political subdivisions	38	53	1
U.S. corporate securities	217	254	7
Foreign securities	27	39	—
Residential mortgage-backed securities	31	17	—
Other asset-backed securities	327	386	5
Total debt securities	648	$790	$13

December 31, 2018
Debt securities:
U.S. government securities	8	$26	$—
States, municipalities and political subdivisions	54	86	1
U.S. corporate securities	1,399	1,431	16
Foreign securities	243	314	3
Residential mortgage-backed securities	45	1	—
Other asset-backed securities	516	528	15
Redeemable preferred securities	14	23	1
Total debt securities	2,279	$2,409	$36

Since Aetna’s investment portfolio was measured at fair value as of the Aetna Acquisition Date, each of the securities in the table above were in an unrealized loss position for less than 12 months. The Company reviewed the securities in the table above and concluded that these are performing assets generating investment income to support the needs of the Company’s business. In performing this review, the Company considered factors such as the quality of the investment security based on research performed by the Company’s internal credit analysts and external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery. As of September 30, 2019, the Company did not intend to sell these securities, and did not believe it was more likely than not that it would be required to sell these securities prior to anticipated recovery of their amortized cost basis.

The maturity dates for debt securities in an unrealized capital loss position at September 30, 2019 were as follows:

	Supporting experience-rated products		Supporting remaining products		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Due to mature:
Less than one year	$—	$—	$3	$—	$3	$—
One year through five years	1	—	137	2	138	2
After five years through ten years	8	—	128	4	136	4
Greater than ten years	11	—	99	2	110	2
Residential mortgage-backed securities	—	—	17	—	17	—
Other asset-backed securities	10	—	376	5	386	5
Total	$30	$—	$760	$13	$790	$13

Mortgage Loans

The Company’s mortgage loans are collateralized by commercial real estate. The Company did not have any mortgage loans during the three and nine months ended September 30, 2018. During the three and nine months ended September 30, 2019, the Company had the following activity in its mortgage loan portfolio:

In millions	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
New mortgage loans	$12	$90
Mortgage loans fully repaid	56	127
Mortgage loans foreclosed	—	—

The Company assesses mortgage loans on a regular basis for credit impairments and annually assigns a credit quality indicator to each loan. The Company’s credit quality indicator is internally developed and categorizes its portfolio on a scale from 1 to 7. These indicators are based upon several factors, including current loan to value ratios, property condition, market trends, creditworthiness of the borrower and deal structure. The vast majority of the Company’s mortgage loans fall into categories 2 to 4.

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

Based upon the Company’s assessments at September 30, 2019 and December 31, 2018, the Company’s mortgage loans were given the following credit quality indicators:

In millions, except credit ratings indicator	September 30, 2019	December 31, 2018
1	$44	$42
2 to 4	1,234	1,301
5 and 6	12	18
7	—	—
Total	$1,290	$1,361

Net Investment Income

Sources of net investment income for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2019	2018	2019	2018
Debt securities	$145	$2	$437	$5
Mortgage loans	19	—	54	—
Other investments	60	219	163	480
Gross investment income	224	221	654	485
Investment expenses	(10)	—	(28)	—
Net investment income (excluding net realized capital gains or losses)	214	221	626	485
Net realized capital gains (1)	49	—	179	—
Net investment income (2)	$263	$221	$805	$485
_____________________________________________

(1)
Other-than-temporary impairment (“OTTI”) losses on debt securities recognized in the unaudited condensed consolidated statements of operations were $9 million and $22 million, respectively, for the three and nine months ended September 30, 2019. There were no OTTI losses on debt securities for the three and nine months ended September 30, 2018.

(2)
Net investment income includes $10 million and $33 million for the three and nine months ended September 30, 2019, respectively, related to investments supporting experience-rated products. The Company had no investments supporting experience-rated products during the three and nine months ended September 30, 2018.

The portion of unrealized capital gains and losses recognized during the three and nine months ended September 30, 2019 related to investments in equity securities held as of the reporting date was not material.

The Company did not have any material proceeds from the sale of available for sale debt securities or related gross realized capital gains or losses for the three and nine months ended September 30, 2018. Excluding amounts related to experience-rated products, proceeds from the sale of available for sale debt securities and the related gross realized capital gains and losses for the three and nine months ended September 30, 2019 were as follows:

In millions	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Proceeds from sales	$1,325	$4,087
Gross realized capital gains	55	127
Gross realized capital losses	9	13

4.	Fair Value

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

For a description of the methods and assumptions that are used to estimate the fair value and determine the fair value hierarchy classification of each class of financial instrument, see Note 4 “Fair Value” contained in the “Notes to Consolidated Financial Statements” in Exhibit 99.2 to the August 2019 8-K.

There were no financial liabilities measured at fair value on a recurring basis on the condensed consolidated balance sheets at September 30, 2019 or December 31, 2018. Financial assets measured at fair value on a recurring basis on the condensed consolidated balance sheets at September 30, 2019 and December 31, 2018 were as follows:

In millions	Level 1	Level 2	Level 3	Total
September 30, 2019
Debt securities:
U.S. government securities	$1,746	$80	$—	$1,826
States, municipalities and political subdivisions	—	2,353	—	2,353
U.S. corporate securities	—	7,596	41	7,637
Foreign securities	—	2,284	5	2,289
Residential mortgage-backed securities	—	554	—	554
Commercial mortgage-backed securities	—	701	—	701
Other asset-backed securities	—	1,358	—	1,358
Redeemable preferred securities	—	28	12	40
Total debt securities	1,746	14,954	58	16,758
Equity securities	32	—	36	68
Total	$1,778	$14,954	$94	$16,826

December 31, 2018
Debt securities:
U.S. government securities	$1,597	$91	$—	$1,688
States, municipalities and political subdivisions	—	2,399	—	2,399
U.S. corporate securities	—	6,422	67	6,489
Foreign securities	—	2,380	3	2,383
Residential mortgage-backed securities	—	577	—	577
Commercial mortgage-backed securities	—	605	—	605
Other asset-backed securities	—	1,085	—	1,085
Redeemable preferred securities	—	22	7	29
Total debt securities	1,597	13,581	77	15,255
Equity securities	19	—	54	73
Total	$1,616	$13,581	$131	$15,328

There were no transfers between Levels 1 and 2 during the three and nine months ended September 30, 2019 or 2018. During the three and nine months ended September 30, 2019 and 2018, there were no transfers into or out of Level 3.

The carrying value and estimated fair value classified by level of fair value hierarchy for financial instruments carried on the condensed consolidated balance sheets at adjusted cost or contract value at September 30, 2019 and December 31, 2018 were as follows:

	Carrying Value	Estimated Fair Value
In millions		Level 1	Level 2	Level 3	Total
September 30, 2019
Assets:
Mortgage loans	$1,290	$—	$—	$1,317	$1,317
Equity securities (1)	142	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	5	—	—	5	5
Without a fixed maturity	372	—	—	385	385
Long-term debt	67,984	72,823	—	—	72,823

December 31, 2018
Assets:
Mortgage loans	$1,361	$—	$—	$1,366	$1,366
Equity securities (1)	140	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	5	—	—	5	5
Without a fixed maturity	382	—	—	357	357
Long-term debt	72,709	71,252	—	—	71,252

_____________________________________________

(1)	It was not practical to estimate the fair value of these cost-method investments as it represents shares of unlisted companies.

Separate Accounts assets related to the Company’s large case pensions products represent funds maintained to meet specific objectives of contract holders. Since contract holders bear the investment risk of these assets, a corresponding Separate Accounts liability has been established equal to the assets. These assets and liabilities are carried at fair value. Separate Accounts financial assets as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019				December 31, 2018
In millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt securities	$1,207	$2,609	$—	$3,816	$782	$2,500	$4	$3,286
Equity securities	—	2	—	2	—	3	—	3
Common/collective trusts	—	513	—	513	—	404	—	404
Total (1)	$1,207	$3,124	$—	$4,331	$782	$2,907	$4	$3,693
_____________________________________________

(1)	Excludes $259 million and $191 million of cash and cash equivalents and accounts receivable at September 30, 2019 and December 31, 2018, respectively.

During the three and nine months ended September 30, 2019, the Company had an immaterial amount of Level 3 Separate Accounts financial assets.

5.	Leases

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

The following table is a summary of the Company’s components of net lease cost for the three and nine months ended September 30, 2019:

In millions	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$681	$2,044
Finance lease cost:
Amortization of right-of-use assets	9	27
Interest on lease liabilities	11	32
Total finance lease costs	20	59
Short-term lease costs	5	17
Variable lease costs	148	434
Less: sublease income	13	35
Net lease cost	$841	$2,519

Supplemental cash flow information related to leases for the nine months ended September 30, 2019 is as follows:

In millions
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$2,023
Operating cash flows paid for interest portion of finance leases	32
Financing cash flows paid for principal portion of finance leases	19
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	1,203
Finance leases	82

Supplemental balance sheet information related to leases as of September 30, 2019 is as follows:

In millions, except lease term and discount rate
Operating leases:
Operating lease right-of-use assets	$20,757

Current portion of operating lease liabilities	$1,798
Long-term operating lease liabilities	18,826
Total operating lease liabilities	$20,624

Finance leases: (1)
Property and equipment, net	$560

Current portion of long-term debt	$27
Long-term debt	591
Total finance lease liabilities	$618

Weighted average remaining lease term
Operating leases	13.8
Finance leases	20.6

Weighted average discount rate
Operating leases	4.6%
Finance leases	7.3%
_____________________________________________

(1)
Finance lease right-of-use assets are included within property and equipment, net and the respective finance lease liabilities are included in current portion of long-term debt and long-term debt on the unaudited condensed consolidated balance sheets.

The following table summarizes the maturity of lease liabilities under finance and operating leases as of September 30, 2019:

In millions	Finance Leases	Operating Leases (1)	Total
2019 (remaining three months)	$18	$679	$697
2020	70	2,688	2,758
2021	68	2,567	2,635
2022	64	2,408	2,472
2023	62	2,297	2,359
Thereafter	883	17,165	18,048
Total lease payments (2)	1,165	27,804	28,969
Less: imputed interest	(547)	(7,180)	(7,727)
Total lease liabilities	$618	$20,624	$21,242

_____________________________________________

(1)	Future operating lease payments have not been reduced by minimum sublease rentals of $320 million due in the future under noncancelable subleases.

(2)
The Company leases pharmacy and clinic space from Target Corporation. Amounts related to such finance and operating leases are reflected above. Pharmacy lease amounts due in excess of the remaining estimated economic life of the buildings of approximately $2.3 billion are not reflected in this table since the estimated economic life of the buildings is shorter than the contractual term of the pharmacy lease arrangement.

The Company finances a portion of its store development program through sale-leaseback transactions. The properties are generally sold at net book value, which generally approximates fair value, and the resulting leases generally qualify and are accounted for as operating leases. The operating leases that resulted from these transactions are included in the table above. The Company does not have any retained or contingent interests in the stores and does not provide any guarantees, other than a guarantee of lease payments, in connection with the sale-leaseback transactions. Sale-leaseback transactions resulted in an immaterial gain and proceeds of $5 million in the nine months ended September 30, 2019. There were no sale-leaseback transactions in the three months ended September 30, 2019 or the three and nine months ended September 30, 2018.

Store Rationalization Charges

During the first quarter of 2019, the Company performed a review of its retail stores and determined it would close 46 underperforming retail pharmacy stores during the second quarter of 2019. As a result, management determined that there were indicators of impairment with respect to the impacted stores, including the associated operating lease right-of-use assets. Accordingly, an interim long-lived asset impairment test was performed. The results of the impairment test indicated that the fair value of each store asset group was lower than the carrying value. The fair value was determined using a discounted cash flow method based on estimated sublease income. In the three months ended March 31, 2019, the Company recorded a store rationalization charge of $135 million, primarily related to these operating lease right-of-use asset impairment charges, which was recorded within operating expenses in the Retail/LTC segment.

During the third quarter of 2019, in connection with its annual budgeting process, the Company performed an updated review of its retail stores and determined it would close an additional 22 underperforming retail pharmacy stores during the first quarter of 2020. As a result, management determined that there were indicators of impairment with respect to the impacted stores, including the associated operating lease right-of-use assets. Accordingly, an interim long-lived asset impairment test was performed. The results of the impairment test indicated that the fair value of each store asset group was lower than the carrying value. The fair value was determined using a discounted cash flow method based on estimated sublease income. In the three months ended September 30, 2019, the Company recorded a store rationalization charge of $96 million, primarily related to these operating lease right-of-use asset impairment charges, which was recorded within operating expenses in the Retail/LTC segment.

6.	Health Care Costs Payable

Prior to the Aetna Acquisition, the Company’s health care costs payable balance was immaterial and related to unpaid pharmacy claims for its SilverScript PDP. Accordingly, the Company has not included disclosures for health care costs payable for periods prior to the Aetna Acquisition Date.

The following table shows the components of the change in health care costs payable during the nine months ended September 30, 2019:

In millions
Health care costs payable, beginning of the period	$6,147
Less: Reinsurance recoverables	4
Health care costs payable, beginning of the period, net	6,143
Add: Components of incurred health care costs
Current year	39,657
Prior years	(511)
Total incurred health care costs (1)	39,146
Less: Claims paid
Current year	33,032
Prior years	5,253
Total claims paid	38,285
Add: Premium deficiency reserve	6
Health care costs payable, end of period, net	7,010
Add: Reinsurance recoverables	4
Health care costs payable, end of period	$7,014
_____________________________________________

(1)
Total incurred health care costs during the nine months ended September 30, 2019 in the table above exclude (i) $6 million related to a premium deficiency reserve for the 2019 coverage year related to the Company’s Medicaid products, (ii) $31 million of benefit costs recorded in the Health Care Benefits segment that are included in other insurance liabilities on the unaudited condensed consolidated balance sheet and (iii) $213 million of benefit costs recorded in the Corporate/Other segment that are included in other insurance liabilities on the unaudited condensed consolidated balance sheet.

The Company’s estimates of prior years’ health care costs payable decreased by $511 million in the nine months ended September 30, 2019, because claims were settled for amounts less than originally estimated (i.e., the amount of claims incurred was lower than originally estimated), primarily due to lower health care cost trends as well as the actual claim submission time being faster than originally assumed (i.e., the Company’s completion factors were higher than originally assumed) in estimating health care costs payable at the end of the prior year.

At September 30, 2019, the Company’s liabilities for the ultimate cost of (i) services rendered to members but not yet reported to the Company and (ii) claims which have been reported to the Company but not yet paid (collectively, “IBNR”) plus expected development on reported claims totaled approximately $5.0 billion. Substantially all of the Company’s liabilities for IBNR plus expected development on reported claims at September 30, 2019 related to the current year.

7.	Borrowings

The following table is a summary of the Company’s borrowings at September 30, 2019 and December 31, 2018:

In millions	September 30, 2019	December 31, 2018
Short-term debt
Commercial paper	$1,070	$720

Long-term debt
2.2% senior notes due March 2019	—	375
2.25% senior notes due August 2019	—	850
3.125% senior notes due March 2020	723	2,000
Floating rate notes due March 2020	277	1,000
2.8% senior notes due July 2020	2,750	2,750
3.35% senior notes due March 2021	2,038	3,000
Floating rate notes due March 2021	1,000	1,000
4.125% senior notes due May 2021	222	550
2.125% senior notes due June 2021	1,750	1,750
4.125% senior notes due June 2021	203	500
5.45% senior notes due June 2021	187	600
3-year tranche term loan due November 2021	—	3,000
3.5% senior notes due July 2022	1,500	1,500
2.75% senior notes due November 2022	1,000	1,000
2.75% senior notes due December 2022	1,250	1,250
4.75% senior notes due December 2022	399	399
3.7% senior notes due March 2023	6,000	6,000
2.8% senior notes due June 2023	1,300	1,300
4% senior notes due December 2023	1,250	1,250
2.625% senior notes due August 2024	1,000	—
3.375% senior notes due August 2024	650	650
3.5% senior notes due November 2024	750	750
5% senior notes due December 2024	299	299
4.1% senior notes due March 2025	5,000	5,000
3.875% senior notes due July 2025	2,828	2,828
2.875% senior notes due June 2026	1,750	1,750
3% senior notes due August 2026	750	—
6.25% senior notes due June 2027	372	372
4.3% senior notes due March 2028	9,000	9,000
3.25% senior notes due August 2029	1,750	—
4.875% senior notes due July 2035	652	652
6.625% senior notes due June 2036	771	771
6.75% senior notes due December 2037	533	533
4.78% senior notes due March 2038	5,000	5,000
6.125% senior notes due September 2039	447	447
5.75% senior notes due May 2041	133	133
4.5% senior notes due May 2042	500	500
4.125% senior notes due November 2042	500	500
5.3% senior notes due December 2043	750	750
4.75% senior notes due March 2044	375	375
5.125% senior notes due July 2045	3,500	3,500
3.875% senior notes due August 2047	1,000	1,000
5.05% senior notes due March 2048	8,000	8,000
Finance lease obligations	618	642
Other	1	19
Total debt principal	69,848	74,265
Debt premiums	267	302
Debt discounts and deferred financing costs	(1,061)	(1,138)
	69,054	73,429
Less:
Short-term debt (commercial paper)	(1,070)	(720)
Current portion of long-term debt	(3,778)	(1,265)
Long-term debt	$64,206	$71,444

Long-term Borrowings

2019 Notes
On August 15, 2019, the Company issued $1.0 billion aggregate principal amount of 2.625% unsecured senior notes due August 15, 2024, $750 million aggregate principal amount of 3% unsecured senior notes due August 15, 2026 and $1.75 billion aggregate principal amount of 3.25% unsecured senior notes due August 15, 2029 (collectively, the “2019 Notes”) for total proceeds of approximately $3.5 billion, net of discounts and underwriting fees. The net proceeds of the 2019 Notes were used to repay certain of the Company’s outstanding debt.

Beginning in July 2019, the Company entered into several interest rate swap and treasury lock transactions to manage interest rate risk. These agreements were designated as cash flow hedges and were used to hedge the exposure to variability in future cash flows resulting from changes in interest rates related to the anticipated issuance of the 2019 Notes. In connection with the issuance of the 2019 Notes, the Company terminated all outstanding cash flow hedges. The Company paid a net amount of $25 million to the hedge counterparties upon termination, which was recorded as a loss, net of tax, of $18 million in accumulated other comprehensive income and will be reclassified as interest expense over the life of the 2019 Notes. See Note 9 ‘‘Other Comprehensive Income (Loss)’’ for additional information.

Early Extinguishment of Debt
In August 2019, the Company purchased $4.0 billion of its outstanding senior notes through cash tender offers. The senior notes purchased included the following: $1.3 billion of its 3.125% senior notes due 2020, $723 million of its floating rate notes due 2020, $328 million of its 4.125% senior notes due 2021, $297 million of 4.125% senior notes due 2021 issued by Aetna, $413 million of 5.45% senior notes due 2021 issued by Coventry Health Care, Inc., a wholly-owned subsidiary of Aetna and $962 million of its 3.35% senior notes due 2021. In connection with the purchase of such senior notes, the Company paid a premium of $76 million in excess of the aggregate principal amount of the senior notes that were purchased, incurred $8 million in fees and recognized a net gain of $5 million on the write-off of net unamortized deferred financing premiums, for a net loss on early extinguishment of debt of $79 million.

8.	Shareholders’ Equity

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

During the nine months ended September 30, 2019 and 2018, the Company did not repurchase any shares of its common stock. At September 30, 2019, the Company had remaining authorization to repurchase an aggregate of up to approximately $13.9 billion of its common shares under the 2016 Repurchase Program.

Dividends

The quarterly cash dividend declared by the Board was $0.50 per share in each of the three-month periods ended September 30, 2019 and 2018. Cash dividends declared year to date by the Board were $1.50 per share in each of the nine-month periods ended September 30, 2019 and 2018. CVS Health has paid cash dividends every quarter since becoming a public company. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Board.

9.	Other Comprehensive Income (Loss)

Shareholders’ equity included the following activity in accumulated other comprehensive income for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2019	2018	2019	2018
Net unrealized investment gains (losses):
Beginning of period balance	$682	$—	$97	$—
Other comprehensive income before reclassifications ($214, $0, $933 and $0 pretax)	192	—	799	—
Amounts reclassified from accumulated other comprehensive income ($(63), $0, $(93) and $0 pretax) (1)	(56)	—	(78)	—
Other comprehensive income	136	—	721	—
End of period balance	818	—	818	—

Foreign currency translation adjustments:
Beginning of period balance	(154)	(155)	(158)	(129)
Other comprehensive income (loss) before reclassifications	(1)	(8)	3	(34)
Amounts reclassified from accumulated other comprehensive loss (2)	154	—	154	—
Other comprehensive income (loss)	153	(8)	157	(34)
End of period balance	(1)	(163)	(1)	(163)

Net cash flow hedges:
Beginning of period balance	305	321	312	(15)
Adoption of new accounting standard (3)	—	—	—	(3)
Other comprehensive income (loss) before reclassifications ($(25), $0, $(25) and $464 pretax)	(18)	—	(18)	344
Amounts reclassified from accumulated other comprehensive income (loss) ($(7), $(5), $(16) and $(12) pretax) (4)	(5)	(4)	(12)	(9)
Other comprehensive income (loss)	(23)	(4)	(30)	335
End of period balance	282	317	282	317

Pension and OPEB plans:
Beginning of period balance	(149)	(25)	(149)	(21)
Adoption of new accounting standard (3)	—	—	—	(4)
End of period balance	(149)	(25)	(149)	(25)

Total beginning of period accumulated other comprehensive income (loss)	684	141	102	(165)
Adoption of new accounting standard (3)	—	—	—	(7)
Total other comprehensive income (loss)	266	(12)	848	301
Total end of period accumulated other comprehensive income	$950	$129	$950	$129
_____________________________________________

(1)
Amounts reclassified from accumulated other comprehensive income for specifically identified debt securities are included in net investment income in the unaudited condensed consolidated statements of operations.

(2)
Amounts reclassified from accumulated other comprehensive loss represent the elimination of the cumulative translation adjustment associated with the sale of Onofre, which was sold on July 1, 2019. The loss on the divestiture of Onofre is reflected in operating expenses in the unaudited condensed consolidated statements of operations.

(3)
Reflects the adoption of ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income during the nine months ended September 30, 2018.

(4)
Amounts reclassified from accumulated other comprehensive income (loss) for specifically identified cash flow hedges are included in interest expense in the unaudited condensed consolidated statements of operations. The Company expects to reclassify approximately $15 million, net of tax, in net gains associated with its cash flow hedges into net income within the next 12 months.

10.	Earnings (Loss) Per Share

Earnings (loss) per share is computed using the two-class method. For periods in which the Company reports net income, diluted earnings per share is determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period, unless the effect is antidilutive. Stock appreciation rights and options to purchase 18 million and 19 million shares of common stock were outstanding, but were excluded from the calculation of diluted earnings per share, for the three and nine months ended September 30, 2019, respectively, because their exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. For the same reason, options to purchase 12 million and 14 million shares of common stock were outstanding, but were excluded from the calculation of diluted earnings per share, for the three and nine months ended September 30, 2018, respectively. Due to the loss from continuing operations attributable to CVS Health in the nine months ended September 30, 2018, 2 million potentially dilutive common equivalent shares also were excluded from the calculation of diluted earnings per share, as the impact of these shares was antidilutive.

The following is a reconciliation of basic and diluted earnings (loss) per share from continuing operations for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2019	2018	2019	2018
Numerator for earnings (loss) per share calculation:
Income (loss) from continuing operations	$1,529	$1,390	$4,887	$(174)
Income from continuing operations allocated to participating securities	—	(1)	(3)	(3)
Loss from continuing operations attributable to noncontrolling interest	1	—	—	—
Income (loss) from continuing operations attributable to CVS Health	$1,530	$1,389	$4,884	$(177)

Denominator for earnings (loss) per share calculation:
Weighted average shares, basic	1,302	1,020	1,300	1,018
Effect of dilutive securities	3	2	3	—
Weighted average shares, diluted	1,305	1,022	1,303	1,018

Earnings (loss) per share from continuing operations:
Basic	$1.17	$1.36	$3.76	$(0.17)
Diluted	$1.17	$1.36	$3.75	$(0.17)

11.	Reinsurance

The Company utilizes reinsurance agreements primarily to reduce required capital and to facilitate the acquisition or disposition of certain insurance contracts. Ceded reinsurance agreements permit the Company to recover a portion of its losses from reinsurers, although they do not discharge the Company’s primary liability as the direct insurer of the risks reinsured.

On November 30, 2018, Aetna completed the sale of its standalone Medicare Part D prescription drug plans to a subsidiary of WellCare Health Plans, Inc. (“WellCare”), effective December 31, 2018. In connection with that sale, subsidiaries of WellCare and Aetna entered into reinsurance agreements under which WellCare has ceded to Aetna 100% of the insurance risk related to the divested standalone Medicare Part D prescription drug plans for the 2019 PDP plan year.

In January 2019, the Company entered into two four-year reinsurance agreements with an unrelated reinsurer that allow it to reduce required capital and provide collateralized excess of loss reinsurance coverage on a portion of the Health Care Benefits segment’s group Commercial Insured business.

12.	Commitments and Contingencies

Lease Guarantees

Between 1995 and 1997, the Company sold or spun off a number of subsidiaries, including Bob’s Stores and Linens ‘n Things, each of which subsequently filed for bankruptcy, and Marshalls. In many cases, when a former subsidiary leased a store, the Company provided a guarantee of the former subsidiary’s lease obligations. When the subsidiaries were disposed of and accounted for as discontinued operations, the Company’s guarantees remained in place, although each initial purchaser agreed to indemnify the Company for any lease obligations the Company was required to satisfy. If any of the purchasers or any of the former subsidiaries fail to make the required payments under a store lease, the Company could be required to satisfy those obligations. As of September 30, 2019, the Company guaranteed approximately 79 such store leases (excluding the lease guarantees related to Linens ‘n Things, which have been recorded as a liability on the unaudited condensed consolidated balance sheet), with the maximum remaining lease term extending through 2029.

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

Corcoran et al. v. CVS Health Corporation (U.S. District Court for the Northern District of California) and Podgorny et al. v. CVS Health Corporation (U.S. District Court for the Northern District of Illinois). These putative class actions were filed against the Company in July and September 2015. The cases were consolidated in the U.S. District Court for the Northern District of California. Plaintiffs seek damages and injunctive relief under the consumer protection statutes and common laws of certain states on behalf of a class of consumers who purchased certain prescription drugs. Several third-party payors filed similar putative class actions on behalf of payors captioned Sheet Metal Workers Local No. 20 Welfare and Benefit Fund v. CVS Health Corp. and Plumbers Welfare Fund, Local 130 v. CVS Health Corporation (both pending in the U.S. District Court for the District of Rhode Island) in February and August 2016. In all of these cases the plaintiffs allege the Company overcharged for certain prescription drugs by not submitting the price available to members of the CVS Health Savings Pass program as the pharmacy’s usual and customary price. In the Corcoran case, the U.S. District Court granted summary judgment to CVS on plaintiffs’ claims in their entirety and certified certain subclasses in September 2017. In June 2019, the U.S. Court of Appeals for the Ninth Circuit reversed the District Court’s grant of summary judgment and reversed the District Court’s narrowing of the requested class. The Corcoran case is now proceeding to a trial on a class basis. The Sheet Metal Workers plaintiffs have amended their complaint to assert a claim under the federal Racketeer Influenced and Corrupt Organizations Act (“RICO”) premised on an alleged conspiracy between the Company and other PBMs. The Company is defending itself against these claims.

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

Bewley, et al. v. CVS Health Corporation, et al. and Prescott, et al. v. CVS Health Corporation, et al. (both previously pending in the U.S. District Court for the Western District of Washington). These putative class actions were filed against the Company and other PBMs and manufacturers of glucagon kits (Bewley) and diabetes test strips (Prescott) in May 2017. Both cases alleged that, by contracting for rebates with the manufacturers of these diabetes products, the Company and other PBMs caused list prices for these products to increase, thereby harming certain consumers. The plaintiffs’ primary claims were made under federal antitrust laws, RICO, state unfair competition and consumer protection laws and the federal Employee Retirement Income Security Act of 1974 (“ERISA”). Both of these cases were transferred to the U.S. District Court for the District of New Jersey on defendants’ motions. In April 2019, the named plaintiffs in both the Bewley and Prescott cases voluntarily dismissed all of their claims without prejudice, ending both cases.

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

Controlled Substances Litigation, Audits and Subpoenas

In December 2017, the U.S. Judicial Panel on Multidistrict Litigation consolidated numerous cases filed against various defendants by plaintiffs such as counties, cities, hospitals, Indian tribes and third-party payors, alleging claims generally concerning the impacts of widespread opioid abuse. The consolidated multidistrict litigation captioned In re National Prescription Opiate Litigation (MDL No. 2804) is pending in the U.S. District Court for the Northern District of Ohio. This multidistrict litigation presumptively includes hundreds of relevant federal court cases that name the Company as a defendant. A significant number of similar cases that name the Company as a defendant in some capacity are pending in state courts. In addition, the Company has been named as a defendant in similar cases brought by certain state Attorneys General. The Company is defending itself against all such claims. Additionally, the Company has received subpoenas, CIDs and/or other requests for information regarding opioids from the Attorneys General and insurance and other regulators of several states. The Company has been cooperating with the government with respect to these subpoenas, CIDs and other requests for information.

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

On October 28, 2016, Aetna was named as a respondent in an arbitration proceeding that had commenced as a lawsuit in Florida state court on August 25, 2015. The arbitration proceeding was brought by hospitals owned by HCA Holdings, Inc. with respect to Aetna’s out-of-network benefit payment and administration practices in Florida relating to services and care rendered to members in Aetna’s individual Public Exchange products from 2014 through 2016. Coverage under Aetna’s individual Public Exchange products in Florida was not available after December 31, 2016. On October 15, 2018, the trial arbitrator awarded the claimant hospitals approximately $150 million. Aetna appealed the trial arbitrator’s decision. On March 28, 2019, the appellate arbitrator reduced the award to approximately $86 million. The proceeding has ended. During the nine months ended September 30, 2019, the Company recorded the reduction in the required reserve amount for this proceeding as a measurement period adjustment to its Aetna Acquisition accounting and recorded a reduction to goodwill.

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

In 2012, CMS revised its audit methodology for RADV audits to determine refunds payable by Medicare Advantage plans for contract year 2011 and forward. Under the revised methodology, among other things, CMS will project the error rate identified in the audit sample of approximately 200 members to all risk adjusted premium payments made under the contract being audited. For contract years prior to 2011, CMS did not project sample error rates to the entire contract. As a result, the revised methodology may increase the Company’s exposure to premium refunds to CMS based on incomplete medical records maintained by providers. Since 2013, CMS has selected certain of the Company’s Medicare Advantage contracts for various contract years for RADV audit. The Company is currently unable to predict which of its Medicare Advantage contracts will be selected for future audit, the amounts of any retroactive refunds of, or prospective adjustments to, Medicare Advantage premium payments made to the Company, the effect of any such refunds or adjustments on the actuarial soundness of the Company’s Medicare Advantage bids, or whether any RADV audit findings would require the Company to change its method of estimating future premium revenue in future bid submissions to CMS or compromise premium assumptions made in the Company’s bids for prior contract years, the current contract year or future contract years. Any premium or fee refunds or adjustments resulting from regulatory audits, whether as a result of RADV, Public Exchange-related or other audits by CMS, the OIG, the United States Department of Health and Human Services or otherwise, including audits of the Company’s minimum MLR rebates, methodology and/or reports, could be material and could adversely affect the Company’s operating results, financial condition and/or cash flows.

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

Tunney Act Proceeding

On October 10, 2018, the Company and Aetna entered into a consent decree with the DOJ that allowed CVS Health’s proposed acquisition of Aetna to proceed, provided Aetna agreed to sell its individual standalone Medicare Part D prescription drug plans. As permitted by the asset preservation stipulation and order dated October 25, 2018, CVS Health completed its acquisition of Aetna on November 28, 2018, and Aetna completed the sale of such plans on November 30, 2018. On September 4, 2019, the United States District Court for the District of Columbia (the “D.C. District Court”) entered a final order that concluded the court approval process for the consent decree under the Antitrust Procedures and Penalties Act. The final order was issued without conditions. No further action is required by the D.C District Court, the DOJ or any other entity with regard to CVS Health’s acquisition of Aetna.

Shareholder Matters

Between February and August 2019, six class action complaints were filed by putative plaintiffs against the Company and certain current and former officers and directors: Anarkat v. CVS Health Corp., et al., Case No. 1:19-cv-00437 (U.S. District Court for the District of Rhode Island); Labourers’ Pension Fund of Central and Eastern Canada v. CVS Health Corp., et al., Case No. 651700/2019 (New York Supreme Court); City of Warren Police and Fire Retirement Sys.v. CVS Health Corp., et. al., Case No. PC-2019-5658 (Rhode Island Superior Court); Cambria Co. Employees Retirement Sys. v. CVS Health Corp., et al., Case No. 653223/2019 (New York Supreme Court); Freundlich v. CVS Health Corp., et al., Case No. PC-2019-6685 (Rhode Island Superior Court); and Waterford Twp. Police & Fire Retirement Sys. v. CVS Health Corp., et al., Case No. 19-cv-00434 (U.S. District Court for the District of Rhode Island). The plaintiffs in these cases assert a variety of causes of action under federal securities laws that are premised on allegations that the defendants made certain omissions and misrepresentations relating to the performance of the Company’s LTC business unit, which allegedly injured investors who acquired CVS Health securities between February 9, 2016 and February 20, 2019. The Freundlich case also alleges that defendants misrepresented anticipated synergies of the Aetna Acquisition. The Company is defending itself against these claims.

Other Legal and Regulatory Proceedings

The Company is also a party to other legal proceedings and is subject to government investigations, inquiries and audits and has received and is cooperating with the government in response to CIDs, subpoenas or similar process from various governmental agencies requesting information, arising, for the most part, in the ordinary course of its businesses. These other legal proceedings and government actions include claims of or relating to bad faith, medical or professional malpractice, claims processing, dispensing of medications, non-compliance with state and federal regulatory regimes, marketing misconduct, failure to timely or appropriately pay or administer claims and benefits, provider network structure (including the use of performance-based networks and termination of provider contracts), rescission of insurance coverage, improper disclosure or use of personal information, anticompetitive practices, general contractual matters, product liability, intellectual property litigation and employment litigation. Some of these other legal proceedings are or are purported to be class actions or derivative claims. The Company is defending itself against the claims brought in these matters.

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

13.	Segment Reporting

The Company has three operating segments, Pharmacy Services, Retail/LTC and Health Care Benefits, as well as a Corporate/Other segment. The Company’s segments maintain separate financial information, and the CODM evaluates the segments’ operating results on a regular basis in deciding how to allocate resources among the segments and in assessing segment performance. The CODM evaluates the performance of the Company’s segments based on adjusted operating income. Effective for the first quarter of 2019, adjusted operating income is defined as operating income (GAAP measure) excluding the impact of amortization of intangible assets and other items, if any, that neither relate to the ordinary course of the Company’s business nor reflect the Company’s underlying business performance. Segment financial information for the three and nine months ended September 30, 2018 has been retrospectively adjusted to conform with the current period presentation. See the reconciliation of consolidated operating income (GAAP measure) to adjusted operating income below for further context regarding the items excluded from operating income in determining adjusted operating income. The Company uses adjusted operating income as its principal measure of segment performance as it enhances the Company’s ability to compare past financial performance with current performance and analyze underlying business performance and trends. Non-GAAP financial measures the Company discloses, such as consolidated adjusted operating income, should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP.

Effective for the first quarter of 2019, the Company realigned the composition of its segments to correspond with changes to its operating model and reflect how the CODM reviews information and manages the business. See Note 1 ‘‘Significant Accounting Policies’’ for further discussion. Segment financial information for the three and nine months ended September 30, 2018, has been retrospectively adjusted to reflect these changes as shown below:

	Three Months Ended September 30, 2018
In millions	Pharmacy Services	Retail/ LTC	Health Care Benefits	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Revenues, as previously reported	$33,767	$20,856	$—	$217	$(7,350)	$47,490
Adjustments	97	—	641	—	(738)	—
Revenues, as adjusted	$33,864	$20,856	$641	$217	$(8,088)	$47,490

Cost of products sold (1)	$31,587	$15,042	$—	$—	$(7,127)	$39,502
Adjustments	651	—	—	—	(651)	—
Cost of products sold, as adjusted	$32,238	$15,042	$—	$—	$(7,778)	$39,502

Benefit costs (1)	$439	$—	$—	$—	$—	$439
Adjustments	(439)	—	439	—	—	—
Benefit costs, as adjusted	$—	$—	$439	$—	$—	$439

Operating expenses, as previously reported	$392	$4,323	$—	$287	$(27)	$4,975
Adjustments	(41)	—	128	—	(87)	—
Operating expenses, as adjusted	$351	$4,323	$128	$287	$(114)	$4,975

Operating income (loss), as previously reported	$1,349	$1,491	$—	$(70)	$(196)	$2,574
Adjustments	(74)	—	74	—	—	—
Operating income (loss), as adjusted	1,275	1,491	74	(70)	(196)	2,574
Segment measure adjustments	87	131	1	(143)	—	76
Adjusted operating income (loss)	$1,362	$1,622	$75	$(213)	$(196)	$2,650
_____________________________________________

(1)	The total of cost of products sold and benefit costs previously were reported as cost of revenues.

	Nine Months Ended September 30, 2018
In millions	Pharmacy Services	Retail/ LTC	Health Care Benefits	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Revenues, as previously reported	$99,238	$61,960	$—	$475	$(21,518)	$140,155
Adjustments	599	—	2,723	—	(3,322)	—
Revenues, as adjusted	$99,837	$61,960	$2,723	$475	$(24,840)	$140,155

Cost of products sold (1)	$92,459	$44,318	$—	$—	$(20,894)	$115,883
Adjustments	3,059	—	—	—	(3,059)	—
Cost of products sold, as adjusted	$95,518	$44,318	$—	$—	$(23,953)	$115,883

Benefit costs (1)	$2,399	$—	$—	$—	$—	$2,399
Adjustments	(2,399)	—	2,399	—	—	—
Benefit costs, as adjusted	$—	$—	$2,399	$—	$—	$2,399

Operating expenses, as previously reported	$1,176	$12,831	$—	$814	$(66)	$14,755
Adjustments	(125)	—	388	—	(263)	—
Operating expenses, as adjusted	$1,051	$12,831	$388	$814	$(329)	$14,755

Operating income (loss), as previously reported	$3,204	$890	$—	$(339)	$(558)	$3,197
Adjustments	64	—	(64)	—	—	—
Operating income (loss), as adjusted	3,268	890	(64)	(339)	(558)	3,197
Segment measure adjustments	262	4,389	2	(308)	—	4,345
Adjusted operating income (loss)	$3,530	$5,279	$(62)	$(647)	$(558)	$7,542
_____________________________________________

(1)	The total of cost of products sold and benefit costs previously were reported as cost of revenues.

The following is a reconciliation of financial measures of the Company’s segments to the consolidated totals:

In millions	Pharmacy Services (1)	Retail/ LTC	Health Care Benefits	Corporate/ Other	Intersegment Eliminations (2)	Consolidated Totals
Three Months Ended
September 30, 2019
Revenues from customers	$36,018	$21,466	$17,035	$35	$(10,007)	$64,547
Net investment income	—	—	146	117	—	263
Total revenues	36,018	21,466	17,181	152	(10,007)	64,810
Adjusted operating income (loss)	1,439	1,516	1,423	(252)	(179)	3,947

September 30, 2018
Revenues from customers	$33,864	$20,856	$637	$—	$(8,088)	$47,269
Net investment income	—	—	4	217	—	221
Total revenues	33,864	20,856	641	217	(8,088)	47,490
Adjusted operating income (loss)	1,362	1,622	75	(213)	(196)	2,650

Nine Months Ended
September 30, 2019
Revenues from customers	$104,418	$64,028	$51,996	$76	$(31,436)	$189,082
Net investment income	—	—	458	347	—	805
Total revenues	104,418	64,028	52,454	423	(31,436)	189,887
Adjusted operating income (loss)	3,682	4,674	4,423	(685)	(521)	11,573

September 30, 2018
Revenues from customers	$99,837	$61,960	$2,713	$—	$(24,840)	$139,670
Net investment income	—	—	10	475	—	485
Total revenues	99,837	61,960	2,723	475	(24,840)	140,155
Adjusted operating income (loss)	3,530	5,279	(62)	(647)	(558)	7,542
_____________________________________________

(1)
Total revenues of the Pharmacy Services segment include approximately $2.7 billion of retail co-payments for each of the three-month periods ended September 30, 2019 and 2018, and $8.9 billion and $8.8 billion of retail co-payments for the nine months ended September 30, 2019 and 2018, respectively.

(2)	Intersegment eliminations relate to intersegment revenue generating activities that occur between the Pharmacy Services segment, the Retail/LTC segment and/or the Health Care Benefits segment.

The following are reconciliations of consolidated operating income to adjusted operating income for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2019	2018	2019	2018
Operating income (GAAP measure)	$2,928	$2,574	$8,950	$3,197
Amortization of intangible assets (1)	607	215	1,822	639
Acquisition-related transaction and integration costs (2)	111	70	365	152
Store rationalization charges (3)	96	—	231	—
Loss on divestiture of subsidiary (4)	205	—	205	86
Goodwill impairment (5)	—	—	—	3,921
Interest income on financing for the Aetna Acquisition (6)	—	(209)	—	(453)
Adjusted operating income	$3,947	$2,650	$11,573	$7,542
_____________________________________________

(1)
The Company’s acquisition activities have resulted in the recognition of intangible assets as required under the acquisition method of accounting which consist primarily of trademarks, customer contracts/relationships, covenants not to compete, technology, provider networks and value of business acquired. Definite-lived intangible assets are amortized over their estimated useful lives and are tested for impairment when events indicate that the carrying value may not be recoverable. The amortization of intangible assets is reflected in the Company’s statements of operations in operating expenses within each segment. Although intangible assets contribute to the Company’s revenue generation, the amortization of intangible assets does not directly relate to the underwriting of the Company’s insurance products, the services performed for the Company’s customers or the sale of the Company’s products or services. Additionally, intangible asset amortization expense typically fluctuates based on the size and timing of the Company’s acquisition activity. Accordingly, the Company believes excluding the amortization of intangible assets enhances the Company’s and investors’ ability to compare the Company’s past financial performance with its current performance and to analyze underlying business performance and trends. Intangible asset amortization excluded from the related non-GAAP financial measure represents the entire amount recorded within the Company’s GAAP financial statements and the revenue generated by the associated intangible assets has not been excluded from the related non-GAAP financial measure. Intangible asset amortization is excluded from the related non-GAAP financial measure because the amortization, unlike the related revenue, is not affected by operations of any particular period unless an intangible asset becomes impaired or the estimated useful life of an intangible asset is revised.

(2)
During the three and nine months ended September 30, 2019 and 2018, acquisition-related transaction and integration costs relate to the Aetna Acquisition. During the nine months ended September 30, 2018, acquisition-related integration costs also relate to the acquisition of Omnicare, Inc. The acquisition-related transaction and integration costs are reflected in the Company’s unaudited GAAP condensed consolidated statements of operations in operating expenses primarily within the Corporate/Other segment.

(3)
During the three and nine months ended September 30, 2019, the store rationalization charges relate to the planned closure of 22 underperforming retail pharmacy stores in the first quarter of 2020. During the nine months ended September 30, 2019, the store rationalization charges also relate to the planned closure of 46 underperforming retail pharmacy stores in the second quarter of 2019. The store rationalization charges primarily relate to operating lease right-of-use asset impairment charges and are reflected in the Company’s unaudited GAAP condensed consolidated statements of operations in operating expenses within the Retail/LTC segment.

(4)
During the three and nine months ended September 30, 2019, the loss on divestiture of subsidiary represents the pre-tax loss on the sale of Onofre, which occurred on July 1, 2019. The loss on divestiture primarily relates to the elimination of the cumulative translation adjustment from accumulated other comprehensive income and is reflected in operating expenses in the Company’s unaudited GAAP condensed consolidated statements of operations within the Retail/LTC segment. During the nine months ended September 30, 2018, the loss on divestiture of subsidiary represents the pre-tax loss on the sale of the Company’s RxCrossroads subsidiary for $725 million and is reflected in operating expenses in the Company’s unaudited GAAP condensed consolidated statements of operations within the Retail/LTC segment.

(5)	During the nine months ended September 30, 2018, the goodwill impairment charge relates to the LTC reporting unit within the Retail/LTC segment.

(6)
During the three and nine months ended September 30, 2018, the Company recorded interest income of $209 million and $453 million, respectively, on the proceeds of its unsecured senior notes issued in March 2018 to partially fund the Aetna Acquisition. All amounts are for the periods prior to the close of the Aetna Acquisition, which occurred on November 28, 2018, and were recorded within the Corporate/Other segment.

Index to Condensed Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CVS Health Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of CVS Health Corporation (the Company) as of September 30, 2019, the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2019 and 2018, the related condensed consolidated statements of shareholders’ equity for the three-month periods ended March 31, 2019 and 2018, June 30, 2019 and 2018 and September 30, 2019 and 2018, the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2019 and 2018, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
November 6, 2019

Form 10-Q Table of Contents

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview of Business

CVS Health Corporation, together with its subsidiaries (collectively, “CVS Health,” the “Company,” “we,” “our” or “us”), is the nation’s premier health innovation company helping people on their path to better health. Whether in one of its pharmacies or through its health services and plans, CVS Health is pioneering a bold new approach to total health by making quality care more affordable, accessible, simple and seamless. CVS Health is community-based and locally focused, engaging consumers with the care they need when and where they need it. The Company has approximately 9,900 retail locations, approximately 1,100 walk-in medical clinics, a leading pharmacy benefits manager with approximately 102 million plan members, a dedicated senior pharmacy care business serving more than one million patients per year and expanding specialty pharmacy services. CVS Health also serves an estimated 38 million people through traditional, voluntary and consumer-directed health insurance products and related services, including rapidly expanding Medicare Advantage offerings and a leading standalone Medicare Part D prescription drug plan (“PDP”). The Company believes its innovative health care model increases access to quality care, delivers better health outcomes and lowers overall health care costs.

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

Effective for the first quarter of 2019, the Company realigned the composition of its segments to correspond with changes to its operating model and reflect how its Chief Operating Decision Maker (the “CODM”) reviews information and manages the business. As a result of this realignment, the Company’s SilverScript® PDP moved from the Pharmacy Services segment to the Health Care Benefits segment. In addition, the Company moved Aetna’s mail order and specialty pharmacy operations from the Health Care Benefits segment to the Pharmacy Services segment. Segment financial information for the three and nine months ended September 30, 2018, has been retrospectively adjusted to reflect these changes.

The Company has four reportable segments: Pharmacy Services, Retail/LTC, Health Care Benefits and Corporate/Other, which are described below.

Overview of the Pharmacy Services Segment

The Pharmacy Services segment provides a full range of pharmacy benefit management (“PBM”) solutions, including plan design offerings and administration, formulary management, retail pharmacy network management services, mail order pharmacy, specialty pharmacy and infusion services, clinical services, disease management services and medical spend management. The Pharmacy Services segment’s clients are primarily employers, insurance companies, unions, government employee groups, health plans, PDPs, Medicaid managed care plans, plans offered on public health insurance exchanges and private health insurance exchanges, other sponsors of health benefit plans and individuals throughout the United States. The Pharmacy Services segment operates retail specialty pharmacy stores, specialty mail order pharmacies, mail order dispensing pharmacies, compounding pharmacies and branches for infusion and enteral nutrition services. During the nine months ended September 30, 2019, the Company’s PBM filled or managed 1.5 billion prescriptions on a 30-day equivalent basis.

Overview of the Retail/LTC Segment

The Retail/LTC segment sells prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products, cosmetics and personal care products, provides health care services through its MinuteClinic® walk-in medical clinics and conducts long-term care (“LTC”) pharmacy operations, which distribute prescription drugs and provide related pharmacy consulting and other ancillary services to chronic care facilities and other care settings. As of September 30, 2019, the Retail/LTC segment operated approximately 9,900 retail locations, approximately 1,100 MinuteClinic® locations as well as online retail pharmacy websites, LTC pharmacies and onsite pharmacies. During the nine months ended September 30, 2019, the Retail/LTC segment filled 1.0 billion prescriptions on a 30-day equivalent basis.

Overview of the Health Care Benefits Segment

The Health Care Benefits segment is one of the nation’s leading diversified health care benefits providers, serving an estimated 38 million people as of September 30, 2019. The Health Care Benefits segment has the information and resources to help members, in consultation with their health care professionals, make more informed decisions about their health care. The Health

Care Benefits segment offers a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental and behavioral health plans, medical management capabilities, Medicare Advantage and Medicare Supplement plans, PDPs, Medicaid health care management services, workers’ compensation administrative services and health information technology products and services. The Health Care Benefits segment’s customers include employer groups, individuals, college students, part-time and hourly workers, health plans, health care providers (“providers”), governmental units, government-sponsored plans, labor groups and expatriates. The Company refers to insurance products (where it assumes all or a majority of the risk for medical and dental care costs) as “Insured” and administrative services contract products (where the plan sponsor assumes all or a majority of the risk for medical and dental care costs) as “ASC.”

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

Operating Results

The following discussion explains the material changes in the Company’s operating results for the three and nine months ended September 30, 2019 and 2018, and the significant developments affecting the Company’s financial condition since December 31, 2018. We strongly recommend that you read our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2018, which were revised to reflect the Company’s segment realignment and are included in Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the United States Securities and Exchange Commission (the “SEC”) on August 8, 2019 (the “August 2019 8-K”).

Summary of Consolidated Financial Results

					Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2019 vs 2018		Nine Months Ended September 30, 2019 vs 2018
In millions	2019	2018	2019	2018	$	%	$	%
Revenues:
Products	$47,149	$46,334	$136,023	$136,035	$815	1.8%	$(12)	—%
Premiums	15,539	627	47,612	2,684	14,912	2,378.3%	44,928	1,673.9%
Services	1,859	308	5,447	951	1,551	503.6%	4,496	472.8%
Net investment income	263	221	805	485	42	19.0%	320	66.0%
Total revenues	64,810	47,490	189,887	140,155	17,320	36.5%	49,732	35.5%
Operating costs:
Cost of products sold	40,437	39,502	116,654	115,883	935	2.4%	771	0.7%
Benefit costs	12,850	439	39,396	2,399	12,411	2,827.1%	36,997	1,542.2%
Goodwill impairment	—	—	—	3,921	—	—%	(3,921)	(100.0)%
Operating expenses	8,595	4,975	24,887	14,755	3,620	72.8%	10,132	68.7%
Total operating costs	61,882	44,916	180,937	136,958	16,966	37.8%	43,979	32.1%
Operating income	2,928	2,574	8,950	3,197	354	13.8%	5,753	179.9%
Interest expense	747	674	2,301	1,886	73	10.8%	415	22.0%
Loss on early extinguishment of debt	79	—	79	—	79	100.0%	79	100.0%
Other expense (income)	(31)	1	(93)	7	(32)	(3,200.0)%	(100)	(1,428.6)%
Income before income tax provision	2,133	1,899	6,663	1,304	234	12.3%	5,359	411.0%
Income tax provision	604	509	1,776	1,478	95	18.7%	298	20.2%
Income (loss) from continuing operations	1,529	1,390	4,887	(174)	139	10.0%	5,061	2,908.6%
Loss from discontinued operations, net of tax	—	—	—	(1)	—	—%	1	(100.0)%
Net income (loss)	1,529	1,390	4,887	(175)	139	10.0%	5,062	2,892.6%
Net loss attributable to noncontrolling interests	1	—	—	—	1	100.0%	—	(100.0)%
Net income (loss) attributable to CVS Health	$1,530	$1,390	$4,887	$(175)	$140	10.1%	$5,062	2,892.6%

Commentary - Three Months Ended September 30, 2019 vs. 2018

Revenues

•
Total revenues increased $17.3 billion, or 36.5%, in the three months ended September 30, 2019 compared to the prior year. The increase in total revenues was primarily driven by the impact of the Aetna Acquisition (primarily reflected in the Health Care Benefits segment) which occurred in November 2018, a 6.4% increase in Pharmacy Services segment revenue, and a 2.9% increase in Retail/LTC segment revenue.

•	Please see “Segment Analysis” later in this report for additional information about the revenues of the Company’s segments.

Operating expenses

•
Operating expenses increased $3.6 billion, or 72.8%, in the three months ended September 30, 2019 compared to the prior year. Operating expenses as a percentage of total revenues were 13.3% in the three months ended September 30, 2019, an increase of 280 basis points compared to the prior year. The increase in operating expenses was primarily driven by the impact of the Aetna Acquisition (including intangible asset amortization) and higher operating expenses in the Retail/LTC segment, including a $205 million pre-tax loss on the sale of the Company’s Brazilian subsidiary, Drogaria Onofre Ltda. (“Onofre”), and a $96 million store rationalization charge, each recorded in the three months ended September 30, 2019.

•	Please see “Segment Analysis” later in this report for additional information about the operating expenses of the Company’s segments.

Operating income

•
Operating income increased $354 million, or 13.8%, in the three months ended September 30, 2019 compared to the prior year. The increase was primarily due to the impact of the Aetna Acquisition as well as increased claims volume and improved purchasing economics in the Pharmacy Services segment. These increases were partially offset by:

•	Continued reimbursement pressure in the Retail/LTC segment;

•	Continued price compression in the Pharmacy Services segment;

•	An increase in intangible asset amortization primarily related to the Aetna Acquisition;

•
Higher operating expenses in the Retail/LTC segment, including the $205 million pre-tax loss on the sale of Onofre and the $96 million store rationalization charge, each recorded in the three months ended September 30, 2019; and

•	The absence of $209 million in interest income on the proceeds from the financing for the Aetna Acquisition recorded in the three months ended September 30, 2018.

•	Please see “Segment Analysis” later in this report for additional information about the operating income of the Company’s segments.

Interest expense

•
Interest expense increased $73 million in the three months ended September 30, 2019 compared to the prior year, primarily due to the assumption of Aetna’s debt as of the Aetna Acquisition Date. See “Liquidity and Capital Resources” later in this report for additional information.

Loss on early extinguishment of debt

•
During the three months ended September 30, 2019, the loss on early extinguishment of debt relates to the Company’s repayment of $4.0 billion of its outstanding senior notes pursuant to its tender offers for such senior notes in August 2019, which resulted in a loss on early extinguishment of debt of $79 million. See Note 7 ‘‘Borrowings’’ to the unaudited condensed consolidated financial statements for additional information.

Income tax provision

•
The Company’s effective income tax rate was 28.3% in the three months ended September 30, 2019 compared to 26.8% for the prior year. The increase in the effective income tax rate was primarily due to the impact of the sale of Onofre in the three months ended September 30, 2019.

Commentary - Nine Months Ended September 30, 2019 vs. 2018

Revenues

•
Total revenues increased $49.7 billion, or 35.5%, in the nine months ended September 30, 2019 compared to the prior year. The increase in total revenues was primarily driven by the impact of the Aetna Acquisition (primarily reflected in the Health Care Benefits segment) which occurred in November 2018, a 4.6% increase in Pharmacy Services segment revenue, and a 3.3% increase in Retail/LTC segment revenue.

•	Please see “Segment Analysis” later in this report for additional information about the revenues of the Company’s segments.

Operating expenses

•
Operating expenses increased $10.1 billion, or 68.7%, in the nine months ended September 30, 2019 compared to the prior year. Operating expenses as a percentage of total revenues were 13.1% in the nine months ended September 30, 2019, an increase of 260 basis points compared to the prior year. The increase in operating expenses is primarily due to the impact of the Aetna Acquisition (including intangible asset amortization), higher operating expenses in the Retail/LTC segment, including $231 million of store rationalization charges and the $205 million pre-tax loss on the sale of Onofre recorded in the nine months ended September 30, 2019, and an increase in acquisition-related integration costs.

•	Please see “Segment Analysis” later in this report for additional information about the operating expenses of the Company’s segments.

Operating income

•
Operating income increased $5.8 billion in the nine months ended September 30, 2019 compared to the prior year. The increase was primarily due to the absence of the $3.9 billion pre-tax goodwill impairment charge related to the LTC reporting unit within the Retail/LTC segment recorded in the nine months ended September 30, 2018 and the impact of the Aetna Acquisition. The increase was partially offset by reimbursement pressure and higher operating expenses in the Retail/LTC segment and an increase in acquisition-related integration costs.

•	Please see “Segment Analysis” later in this report for additional information about the operating income of the Company’s segments.

Interest expense

•
Interest expense increased $415 million in the nine months ended September 30, 2019 compared to the prior year, primarily due to the financing activity associated with the Aetna Acquisition and the assumption of Aetna’s debt as of the Aetna Acquisition Date. See “Liquidity and Capital Resources” later in this report for additional information.

Loss on early extinguishment of debt

•
During the nine months ended September 30, 2019, the loss on early extinguishment of debt relates to the Company’s repayment of $4.0 billion of its outstanding senior notes pursuant to its tender offers for such senior notes in August 2019, which resulted in a loss on early extinguishment of debt of $79 million. See Note 7 ‘‘Borrowings’’ to the unaudited condensed consolidated financial statements for additional information.

Income tax provision

•
The Company’s effective income tax rate was 26.7% in the nine months ended September 30, 2019 compared to 113.3% for the prior year. The decrease in the effective income tax rate was primarily due to the $3.9 billion goodwill impairment charge recognized in the nine months ended September 30, 2018, which was not deductible for income tax purposes.

Outlook

With respect to the fourth quarter of 2019, the Company believes you should consider the following important information:

•
The Health Care Benefits segment’s operating income generally is lowest in the fourth quarter of the year primarily due to (i) the seasonality of benefit costs which generally increase during the year as Insured members progress through their annual deductibles and out-of-pocket expense limits and (ii) the seasonality of operating expenses which are generally the highest during the fourth quarter due to increased spending to support readiness for the start of the 2020 plan year in the Medicare business and marketing associated with Medicare annual enrollment.

•
Due to the timing of the closing of the Aetna Acquisition, the fourth quarter of 2018 does not include the full impact of common share dilution and interest expense resulting from the Aetna Acquisition. These differences affect year-over-year comparability of, among other things, earnings per share.

With respect to 2020, the Company believes you should consider the following important information:

•	The Company believes that it is on track to achieve its 2020 target of approximately $800 million of synergies from the Aetna Acquisition.

•
The ACA imposes a significant industry-wide fee known as the Health Insurer Fee (the “HIF”). The HIF is non-deductible for federal income tax purposes and is allocated to insurers based on the ratio of the amount of an insurer’s net premium revenues written during the preceding calendar year to the amount of health insurance premium for all U.S. health risk for certain lines of business during the preceding calendar year. The HIF was suspended for 2017, $14.3 billion for 2018 and suspended for 2019. As currently enacted, the HIF will be $15.5 billion for 2020 and increase in 2021 and annually thereafter. In October 2018, Aetna and CVS paid an aggregate of approximately $1.0 billion representing their aggregate share of the 2018 HIF. The Company’s 2019 financial results do not reflect any expense for the HIF since the HIF was suspended for 2019, and the Company expects its 2020 effective income tax rate to increase compared to 2019 due to the non-deductibility of the 2020 HIF. While the Company seeks to price its products to cover the increased selling, general and administrative and income tax expenses associated with the HIF, it may be particularly challenging for the Company to include all of its portion of the 2020 HIF in its premium rates beginning with 2019 medical customer renewals that have member months in 2020 because of the temporary suspension of the HIF for 2019.

•
Changes to the Company’s business environment may continue for the next several years as elected and other government officials at the national and state levels continue to propose and enact significant modifications to public policy and existing laws and regulations that govern the Company’s businesses.

The Company’s current expectations described above are forward-looking statements. Please see “Cautionary Statement Concerning Forward-Looking Statements” in this report for information regarding important factors that may cause the Company’s actual results to differ from those currently projected and/or otherwise materially affect the Company.

Segment Analysis

The following discussion of segment operating results is presented based on the Company’s reportable segments in accordance with the accounting guidance for segment reporting and is consistent with our segment disclosure in Note 13 ‘‘Segment Reporting’’ to the unaudited condensed consolidated financial statements.

The Company has three operating segments, Pharmacy Services, Retail/LTC and Health Care Benefits, as well as a Corporate/Other segment. The Company’s segments maintain separate financial information, and the CODM evaluates the segments’ operating results on a regular basis in deciding how to allocate resources among the segments and in assessing segment performance. The CODM evaluates the performance of the Company’s segments based on adjusted operating income. Effective for the first quarter of 2019, adjusted operating income is defined as operating income (GAAP measure) excluding the impact of amortization of intangible assets and other items, if any, that neither relate to the ordinary course of the Company’s business nor reflect the Company’s underlying business performance. Segment financial information for the three and nine months ended September 30, 2018 has been retrospectively adjusted to conform with the current period presentation. See the reconciliations of operating income (GAAP measure) to adjusted operating income below for further context regarding the items excluded from operating income in determining adjusted operating income. The Company uses adjusted operating income as its principal measure of segment performance as it enhances the Company’s ability to compare past financial performance with current performance and analyze underlying business performance and trends. Non-GAAP financial measures the Company discloses, such as consolidated adjusted operating income, should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP.

Effective for the first quarter of 2019, the Company realigned the composition of its segments to correspond with changes to its operating model and reflect how the CODM reviews information and manages the business. See Note 1 ‘‘Significant Accounting Policies’’ to the unaudited condensed consolidated financial statements for further discussion. Segment financial information for the three and nine months ended September 30, 2018, has been retrospectively adjusted to reflect these changes as shown in Note 13 ‘‘Segment Reporting’’ to the unaudited condensed consolidated financial statements.

The following is a reconciliation of financial measures of the Company’s segments to the consolidated totals:

In millions	Pharmacy Services (1)	Retail/ LTC	Health Care Benefits	Corporate/ Other	Intersegment Eliminations (2)	Consolidated Totals
Three Months Ended
September 30, 2019
Total revenues	$36,018	$21,466	$17,181	$152	$(10,007)	$64,810
Adjusted operating income (loss)	1,439	1,516	1,423	(252)	(179)	3,947
September 30, 2018
Total revenues	33,864	20,856	641	217	(8,088)	47,490
Adjusted operating income (loss)	1,362	1,622	75	(213)	(196)	2,650

Nine Months Ended
September 30, 2019
Total revenues	$104,418	$64,028	$52,454	$423	$(31,436)	$189,887
Adjusted operating income (loss)	3,682	4,674	4,423	(685)	(521)	11,573
September 30, 2018
Total revenues	99,837	61,960	2,723	475	(24,840)	140,155
Adjusted operating income (loss)	3,530	5,279	(62)	(647)	(558)	7,542
_____________________________________________

(1)
Total revenues of the Pharmacy Services segment include approximately $2.7 billion of retail co-payments for each of the three-month periods ended September 30, 2019 and 2018, and $8.9 billion and $8.8 billion of retail co-payments for the nine months ended September 30, 2019 and 2018, respectively.

(2)	Intersegment eliminations relate to intersegment revenue generating activities that occur between the Pharmacy Services segment, the Retail/LTC segment and/or the Health Care Benefits segment.

The following are reconciliations of operating income to adjusted operating income for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019
In millions	Pharmacy Services	Retail/ LTC	Health Care Benefits	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Operating income (loss) (GAAP measure)	$1,340	$1,095	$1,036	$(364)	$(179)	$2,928
Non-GAAP adjustments:
Amortization of intangible assets (1)	99	120	387	1	—	607
Acquisition-related integration costs (2)	—	—	—	111	—	111
Store rationalization charge (3)	—	96	—	—	—	96
Loss on divestiture of subsidiary (4)	—	205	—	—	—	205
Adjusted operating income (loss)	$1,439	$1,516	$1,423	$(252)	$(179)	$3,947

	Three Months Ended September 30, 2018
In millions	Pharmacy Services	Retail/ LTC	Health Care Benefits	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Operating income (loss) (GAAP measure)	$1,275	$1,491	$74	$(70)	$(196)	$2,574
Non-GAAP adjustments:
Amortization of intangible assets (1)	87	127	1	—	—	215
Acquisition-related transaction and integration costs (2)	—	4	—	66	—	70
Interest income on financing for the Aetna Acquisition (5)	—	—	—	(209)	—	(209)
Adjusted operating income (loss)	$1,362	$1,622	$75	$(213)	$(196)	$2,650

	Nine Months Ended September 30, 2019
In millions	Pharmacy Services	Retail/ LTC	Health Care Benefits	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Operating income (loss) (GAAP measure)	$3,387	$3,884	$3,253	$(1,053)	$(521)	$8,950
Non-GAAP adjustments:
Amortization of intangible assets (1)	295	354	1,170	3	—	1,822
Acquisition-related integration costs (2)	—	—	—	365	—	365
Store rationalization charges (3)	—	231	—	—	—	231
Loss on divestiture of subsidiary (4)	—	205	—	—	—	205
Adjusted operating income (loss)	$3,682	$4,674	$4,423	$(685)	$(521)	$11,573

	Nine Months Ended September 30, 2018
In millions	Pharmacy Services	Retail/ LTC	Health Care Benefits	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Operating income (loss) (GAAP measure)	$3,268	$890	$(64)	$(339)	$(558)	$3,197
Non-GAAP adjustments:
Amortization of intangible assets (1)	262	375	2	—	—	639
Acquisition-related transaction and integration costs (2)	—	7	—	145	—	152
Loss on divestiture of subsidiary (4)	—	86	—	—	—	86
Goodwill impairment (6)	—	3,921	—	—	—	3,921
Interest income on financing for the Aetna Acquisition (5)	—	—	—	(453)	—	(453)
Adjusted operating income (loss)	$3,530	$5,279	$(62)	$(647)	$(558)	$7,542
_____________________________________________

(1)
The Company’s acquisition activities have resulted in the recognition of intangible assets as required under the acquisition method of accounting which consist primarily of trademarks, customer contracts/relationships, covenants not to compete, technology, provider networks and value of business acquired. Definite-lived intangible assets are amortized over their estimated useful lives and are tested for impairment when events indicate that the carrying value may not be recoverable. The amortization of intangible assets is reflected in the Company’s statements of operations in operating expenses within each segment. Although intangible assets contribute to the Company’s revenue generation, the amortization of intangible assets does not directly relate to the underwriting of the Company’s insurance products, the services performed for the Company’s customers or the sale of the Company’s products or services. Additionally, intangible asset amortization expense typically fluctuates based on the size and timing of the Company’s acquisition activity. Accordingly, the Company believes excluding the amortization of intangible assets enhances the Company’s and investors’ ability to compare the Company’s past financial performance with its current performance and to analyze underlying business performance and trends. Intangible asset amortization excluded from the related non-GAAP financial measure represents the entire amount recorded within the Company’s GAAP financial statements and the revenue generated by the associated intangible assets has not been excluded from the related non-GAAP financial measure. Intangible asset amortization is excluded from the related non-GAAP financial measure because the amortization, unlike the related revenue, is not affected by operations of any particular period unless an intangible asset becomes impaired or the estimated useful life of an intangible asset is revised.

(2)
During the three and nine months ended September 30, 2019 and 2018, acquisition-related transaction and integration costs relate to the Aetna Acquisition. During the nine months ended September 30, 2018, acquisition-related integration costs also relate to the acquisition of Omnicare, Inc (“Omnicare”). The acquisition-related transaction and integration costs are reflected in the Company’s unaudited GAAP condensed consolidated statements of operations in operating expenses primarily within the Corporate/Other segment.

(3)
During the three and nine months ended September 30, 2019, the store rationalization charges relate to the planned closure of 22 underperforming retail pharmacy stores in the first quarter of 2020. During the nine months ended September 30, 2019, the store rationalization charges also relate to the planned closure of 46 underperforming retail pharmacy stores in the second quarter of 2019. The store rationalization charges primarily relate to operating lease right-of-use asset impairment charges and are reflected in the Company’s unaudited GAAP condensed consolidated statements of operations in operating expenses within the Retail/LTC segment.

(4)
During the three and nine months ended September 30, 2019, the loss on divestiture of subsidiary represents the pre-tax loss on the sale of Onofre, which occurred on July 1, 2019. The loss on divestiture primarily relates to the elimination of the cumulative translation adjustment from accumulated other comprehensive income and is reflected in operating expenses in the Company’s unaudited GAAP condensed consolidated statements of operations within the Retail/LTC segment. During the nine months ended September 30, 2018, the loss on divestiture of subsidiary represents the pre-tax loss on the sale of the Company’s RxCrossroads subsidiary for $725 million and is reflected in operating expenses in the Company’s unaudited GAAP condensed consolidated statements of operations within the Retail/LTC segment.

(5)
During the three and nine months ended September 30, 2018, the Company recorded interest income of $209 million and $453 million, respectively, on the proceeds of its unsecured senior notes issued in March 2018 to partially fund the Aetna Acquisition (the “2018 Notes”). All amounts are for the periods prior to the close of the Aetna Acquisition, which occurred on November 28, 2018, and were recorded within the Corporate/Other segment.

(6)	During the nine months ended September 30, 2018, the goodwill impairment charge relates to the LTC reporting unit within the Retail/LTC segment.

Pharmacy Services Segment

The following table summarizes the Pharmacy Services segment’s performance for the respective periods:

					Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2019 vs 2018		Nine Months Ended September 30, 2019 vs 2018
In millions, except percentages	2019	2018	2019	2018	$	%	$	%
Revenues:
Products	$35,883	$33,746	$104,056	$99,493	$2,137	6.3%	$4,563	4.6%
Services	135	118	362	344	17	14.4%	18	5.2%
Total revenues	36,018	33,864	104,418	99,837	2,154	6.4%	4,581	4.6%
Cost of products sold	34,300	32,238	99,918	95,518	2,062	6.4%	4,400	4.6%
Operating expenses	378	351	1,113	1,051	27	7.7%	62	5.9%
Operating expenses as a % of total revenues	1.0%	1.0%	1.1%	1.1%
Operating income	$1,340	$1,275	$3,387	$3,268	$65	5.1%	$119	3.6%
Operating income as a % of total revenues	3.7%	3.8%	3.2%	3.3%
Adjusted operating income (1)	$1,439	$1,362	$3,682	$3,530	$77	5.7%	$152	4.3%
Adjusted operating income as a % of total revenues	4.0%	4.0%	3.5%	3.5%
Revenues (by distribution channel):
Pharmacy network (2)	$22,469	$21,921	$66,071	$64,625	$548	2.5%	$1,446	2.2%
Mail choice (3)	13,403	11,812	37,912	34,807	1,591	13.5%	3,105	8.9%
Other	146	131	435	405	15	11.5%	30	7.4%
Pharmacy claims processed: (4)
Total	509.5	466.3	1,480.3	1,405.2	43.2	9.3%	75.1	5.3%
Pharmacy network (2)	430.2	394.5	1,250.0	1,192.2	35.7	9.0%	57.8	4.8%
Mail choice (3)	79.3	71.8	230.3	213.0	7.5	10.4%	17.3	8.1%
Generic dispensing rate: (4)
Total	88.1%	87.2%	88.3%	87.5%
Pharmacy network (2)	88.7%	87.8%	88.9%	88.1%
Mail choice (3)	85.3%	83.9%	85.1%	84.0%
Mail choice penetration rate (3) (4)	15.6%	15.4%	15.6%	15.2%
_____________________________________________

(1)	See “Segment Analysis” above in this report for a reconciliation of operating income (GAAP measure) to adjusted operating income for the Pharmacy Services segment.

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

Commentary - Three Months Ended September 30, 2019 vs. 2018

Revenues

•
Total revenues increased $2.2 billion, or 6.4%, to $36.0 billion for the three months ended September 30, 2019 compared to the prior year. The increase was primarily due to brand name drug price inflation as well as increased total pharmacy claims volume, partially offset by continued price compression and an increased generic dispensing rate.

•	As you review the Pharmacy Services segment’s performance in this area, you should consider the following important information about the business:

•
The Company’s mail choice claims processed, on a 30-day equivalent basis, increased 10.4% to 79.3 million claims in the three months ended September 30, 2019 compared to 71.8 million claims in the prior year. The increase in mail choice claims was primarily driven by the continued adoption of Maintenance Choice offerings.

•
During the three months ended September 30, 2019, the average revenue per mail choice claim, on a 30-day equivalent basis, increased by 2.7% compared to the prior year primarily due to growth in specialty pharmacy claims processed.

•
The Company’s pharmacy network claims processed, on a 30-day equivalent basis, increased 9.0% to 430.2 million claims in the three months ended September 30, 2019, compared to 394.5 million claims in the prior year. The increase in the pharmacy network claim volume was primarily due to net new business.

•
During the three months ended September 30, 2019, the average revenue per pharmacy network claim processed, on a 30-day equivalent basis, decreased 5.9% compared to the prior year as a result of continued price compression.

•
The Company’s total generic dispensing rate increased to 88.1% in the three months ended September 30, 2019 compared to 87.2% in the prior year. The continued increase in the Company’s generic dispensing rate was primarily due to the impact of new generic drug introductions and the Company’s ongoing efforts to encourage plan members to use generic drugs when they are available and clinically appropriate. The Company believes its generic dispensing rate will continue to increase in future periods, albeit at a slower pace. This increase will be affected by, among other things, the number of new brand and generic drug introductions and the Company’s success at encouraging plan members to utilize generic drugs when they are available and clinically appropriate.

Operating expenses

•
Operating expenses in the Pharmacy Services segment include selling, general and administrative expenses; depreciation and amortization related to selling, general and administrative activities; and expenses related to specialty retail pharmacies, which include store and administrative payroll, employee benefits and occupancy costs.

•
Operating expenses increased $27 million, or 7.7%, in the three months ended September 30, 2019 compared to the prior year. The increase in operating expenses was primarily due to growth in the business, including operating expenses associated with Aetna’s mail order and specialty pharmacy operations (including intangible asset amortization) in the three months ended September 30, 2019.

•	Operating expenses as a percentage of total revenues remained consistent at 1.0% in each of the three-month periods ended September 30, 2019 and 2018.

Operating income and adjusted operating income

•
Operating income increased $65 million, or 5.1%, and adjusted operating income increased $77 million, or 5.7%, in the three months ended September 30, 2019 compared to the prior year. The increase in both operating income and adjusted operating income was primarily driven by increased claims volume, the addition of Aetna’s mail order and specialty pharmacy operations and improved purchasing economics, partially offset by continued price compression. The increase in operating income also was partially offset by increased intangible asset amortization related to Aetna’s mail order and specialty pharmacy operations.

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

Commentary - Nine Months Ended September 30, 2019 vs. 2018

Revenues

•
Total revenues increased $4.6 billion, or 4.6%, to $104.4 billion for the nine months ended September 30, 2019 compared to the prior year. The increase was primarily due to brand name drug price inflation as well as increased total pharmacy claims volume, partially offset by continued price compression and an increased generic dispensing rate.

•	As you review the Pharmacy Services segment’s performance in this area, you should consider the following important information about the business:

•
The Company’s mail choice claims processed, on a 30-day equivalent basis, increased 8.1% to 230.3 million claims in the nine months ended September 30, 2019 compared to 213.0 million claims in the prior year. The increase in mail choice claims was primarily driven by the continued adoption of Maintenance Choice offerings.

•
During the nine months ended September 30, 2019, the average revenue per mail choice claim, on a 30-day equivalent basis, increased by 0.7% compared to the prior year primarily due to growth in specialty pharmacy claims processed.

•
The Company’s pharmacy network claims processed, on a 30-day equivalent basis, increased 4.8% to 1.3 billion claims in the nine months ended September 30, 2019, compared to 1.2 billion claims in the prior year. The increase in the pharmacy network claim volume was primarily due to net new business.

•
During the nine months ended September 30, 2019, the average revenue per pharmacy network claim processed, on a 30-day equivalent basis, decreased 2.5% compared to the prior year as a result of continued price compression.

•
The Company’s total generic dispensing rate increased to 88.3% in the nine months ended September 30, 2019 compared to 87.5% in the prior year. The continued increase in the Company’s generic dispensing rate was primarily due to the impact of new generic drug introductions and the Company’s ongoing efforts to encourage plan members to use generic drugs when they are available and clinically appropriate.

Operating expenses

•
Operating expenses increased $62 million, or 5.9%, in the nine months ended September 30, 2019 compared to the prior year. The increase in operating expenses was primarily due to growth in the business, including operating expenses associated with Aetna’s mail order and specialty pharmacy operations (including intangible asset amortization) and investments related to the Company’s agreement with Anthem, Inc. during the nine months ended September 30, 2019.

•	Operating expenses as a percentage of total revenues remained consistent at 1.1% in each of the nine-month periods ended September 30, 2019 and 2018.

Operating income and adjusted operating income

•
Operating income increased $119 million, or 3.6%, and adjusted operating income increased $152 million, or 4.3%, in the nine months ended September 30, 2019 compared to the prior year. The increase in both operating income and adjusted operating income was primarily driven by increased claims volume, the addition of Aetna’s mail order and specialty pharmacy operations and improved purchasing economics, partially offset by continued price compression. The increase in operating income also was partially offset by increased intangible asset amortization related to Aetna’s mail order and specialty pharmacy operations.

Retail/LTC Segment

The following table summarizes the Retail/LTC segment’s performance for the respective periods:

					Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2019 vs 2018		Nine Months Ended September 30, 2019 vs 2018
In millions, except percentages	2019	2018	2019	2018	$	%	$	%
Revenues:
Products	$21,273	$20,676	$63,403	$61,382	$597	2.9%	$2,021	3.3%
Services	193	180	625	578	13	7.2%	47	8.1%
Total revenues	21,466	20,856	64,028	61,960	610	2.9%	2,068	3.3%
Cost of products sold	15,656	15,042	46,504	44,318	614	4.1%	2,186	4.9%
Goodwill impairment	—	—	—	3,921	—	—%	(3,921)	(100.0)%
Operating expenses	4,715	4,323	13,640	12,831	392	9.1%	809	6.3%
Operating expenses as a % of total revenues	22.0%	20.7%	21.3%	20.7%
Operating income	$1,095	$1,491	$3,884	$890	$(396)	(26.6)%	$2,994	336.4%
Operating income as a % of total revenues	5.1%	7.1%	6.1%	1.4%
Adjusted operating income (1)	$1,516	$1,622	$4,674	$5,279	$(106)	(6.5)%	$(605)	(11.5)%
Adjusted operating income as a % of total revenues	7.1%	7.8%	7.3%	8.5%
Revenues (by major goods/service lines):
Pharmacy	$16,687	$16,123	$49,197	$47,428	$564	3.5%	$1,769	3.7%
Front Store	4,614	4,557	14,288	13,990	57	1.3%	298	2.1%
Other	165	176	543	542	(11)	(6.3)%	1	0.2%
Prescriptions filled (2)	352.3	331.2	1,048.2	989.7	21.1	6.4%	58.5	5.9%
Revenues increase:
Total	2.9%	6.4%	3.3%	5.9%
Pharmacy	3.5%	8.4%	3.7%	8.0%
Front Store	1.3%	2.0%	2.1%	1.5%
Total prescription volume increase (2)	6.4%	8.9%	5.9%	8.9%
Same store sales increase: (3)
Total	3.6%	6.7%	3.9%	6.2%
Pharmacy	4.5%	8.7%	4.7%	8.1%
Front Store	0.6%	0.8%	1.3%	0.5%
Prescription volume (2)	7.8%	9.2%	7.3%	9.1%
Generic dispensing rate (2)	88.2%	87.3%	88.7%	87.8%
_____________________________________________

(1)	See “Segment Analysis” above in this report for a reconciliation of operating income (GAAP measure) to adjusted operating income for the Retail/LTC segment.

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

Commentary - Three Months Ended September 30, 2019 vs. 2018

Revenues

•
Total revenues increased $610 million, or 2.9%, to $21.5 billion in the three months ended September 30, 2019 compared to the prior year. The increase was primarily driven by increased prescription volume and brand name drug price inflation, partially offset by continued reimbursement pressure and an increased generic dispensing rate.

•	As you review the Retail/LTC segment’s performance in this area, you should consider the following important information about the business:

•
Front store same store sales increased 0.6% in the three months ended September 30, 2019 compared to the prior year. The increase in front store sales in 2019 was primarily driven by increases in health and beauty product sales, which benefited from continued strength in cough and cold products.

•
Pharmacy same store sales increased 4.5% in the three months ended September 30, 2019 compared to the prior year. The increase was driven by the 7.8% increase in pharmacy same store prescription volumes on a 30-day equivalent basis driven primarily by continued adoption of patient care programs.

•
Pharmacy revenue continues to be adversely affected by the conversion of brand name drugs to equivalent generic drugs, which typically have a lower selling price. The generic dispensing rate grew to 88.2% in the three months ended September 30, 2019 compared to 87.3% in the prior year. Pharmacy revenue growth also has been negatively affected by continued reimbursement pressure.

•
Pharmacy revenue growth also has been adversely affected by industry challenges in the LTC business, such as continuing lower occupancy rates at skilled nursing facilities, as well as the deteriorating financial health of many skilled nursing facilities.

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

•	Operating expenses increased $392 million, or 9.1%, in the three months ended September 30, 2019 compared to the prior year, primarily due to the following:

•	The $205 million pre-tax loss on the sale of Onofre, which occurred on July 1, 2019;

•
The $96 million store rationalization charge recorded in the three months ended September 30, 2019 primarily related to operating lease right-of-use asset impairment charges in connection with the planned closure of 22 underperforming retail pharmacy stores in the first quarter of 2020; and

•	The increased prescription volume described previously.

•
Operating expenses as a percentage of total revenues increased to 22.0% in the three months ended September 30, 2019 compared to 20.7% in the prior year. The increase in operating expenses as a percentage of total revenues was primarily driven by the increases in operating expenses described above.

Operating income and adjusted operating income

•
Operating income decreased $396 million, or 26.6%, and adjusted operating income decreased $106 million, or 6.5%, in the three months ended September 30, 2019 compared to the prior year. Operating income and adjusted operating income were both negatively impacted by continued reimbursement pressure, partially offset by increased prescription volume and improved front store margin. The decrease in operating income also was driven by the $205 million pre-tax loss on the sale of Onofre and the $96 million store rationalization charge, each recorded in the three months ended September 30, 2019.

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

Commentary - Nine Months Ended September 30, 2019 vs. 2018

Revenues

•
Total revenues increased $2.1 billion, or 3.3%, to $64.0 billion in the nine months ended September 30, 2019 compared to the prior year. The increase was primarily driven by increased prescription volume and brand name drug price inflation, partially offset by continued reimbursement pressure and an increased generic dispensing rate.

•	As you review the Retail/LTC segment’s performance in this area, you should consider the following important information about the business:

•
Front store same store sales increased 1.3% in the nine months ended September 30, 2019 compared to the prior year. The increase in front store sales in 2019 was primarily driven by increases in health and beauty product sales, which benefited from continued strength in cough and cold products.

•
Pharmacy same store sales increased 4.7% in the nine months ended September 30, 2019 compared to the prior year. The increase was driven by the 7.3% increase in pharmacy same store prescription volumes on a 30-day equivalent basis driven mainly by (i) continued adoption of patient care programs, (ii) collaborations with PBMs and (iii) the Company’s preferred status in a number of Medicare Part D networks.

•
Pharmacy revenue continues to be adversely affected by the conversion of brand name drugs to equivalent generic drugs, which typically have a lower selling price. The generic dispensing rate grew to 88.7% in the nine months ended September 30, 2019 compared to 87.8% in the prior year. Pharmacy revenue growth also has been negatively affected by continued reimbursement pressure.

Operating expenses

•	Operating expenses increased $809 million, or 6.3%, in the nine months ended September 30, 2019 compared to the prior year, primarily due to the following:

•
Store rationalization charges of $231 million recorded in the nine months ended September 30, 2019 primarily related to operating lease right-of-use asset impairment charges in connection with the planned closure of underperforming retail pharmacy stores in the second quarter of 2019 and the first quarter of 2020;

•	The $205 million pre-tax loss on the sale of Onofre, which occurred on July 1, 2019;

•	The investment of a portion of the savings from the TCJA in wages and benefits; and

•	The increased prescription volume described previously, partially offset by:

•	The absence of the $86 million pre-tax loss on the sale of the Company’s RxCrossroads subsidiary recorded in the nine months ended September 30, 2018.

•
Operating expenses as a percentage of total revenues increased to 21.3% in the nine months ended September 30, 2019 compared to 20.7% in the prior year. The increase in operating expenses as a percentage of total revenues was primarily driven by the increases in operating expenses described above.

Operating income and adjusted operating income

•
Operating income increased $3.0 billion, or 336.4%, and adjusted operating income decreased $605 million, or 11.5%, in the nine months ended September 30, 2019 compared to the prior year. The increase in operating income was primarily due to the absence of the $3.9 billion pre-tax goodwill impairment charge related to the LTC reporting unit and the $86 million pre-tax loss on the sale of the Company’s RxCrossroads subsidiary recorded in the nine months ended September 30, 2018, partially offset by the $231 million of store rationalization charges and the $205 million pre-tax loss on the sale of Onofre recorded in the nine months ended September 30, 2019. Operating income and adjusted operating income were both negatively impacted by continued reimbursement pressure and increased operating expenses primarily driven by the investment of a portion of the savings from the TCJA in wages and benefits, partially offset by increased prescription volume and improved front store margin.

Health Care Benefits Segment

For periods prior to the Aetna Acquisition (which occurred on November 28, 2018), the Health Care Benefits segment consisted solely of the Company’s SilverScript PDP business. The following table summarizes the Health Care Benefits segment’s performance for the respective periods:

					Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2019 vs 2018		Nine Months Ended September 30, 2019 vs 2018
In millions, except percentages	2019	2018	2019	2018	$	%	$	%
Revenues:
Premiums	$15,507	$627	$47,543	$2,684	$14,880	2,373.2%	$44,859	1,671.3%
Services	1,528	10	4,453	29	1,518	15,180.0%	4,424	15,255.2%
Net investment income	146	4	458	10	142	3,550.0%	448	4,480.0%
Total revenues	17,181	641	52,454	2,723	16,540	2,580.3%	49,731	1,826.3%
Benefit costs	12,914	439	39,815	2,399	12,475	2,841.7%	37,416	1,559.6%
MBR (Benefit costs as a % of premium revenues) (1)	83.3%	NM	83.7%	NM
Operating expenses	$3,231	$128	$9,386	$388	$3,103	2,424.2%	$8,998	2,319.1%
Operating expenses as a % of total revenues	18.8%	20.0%	17.9%	14.2%
Operating income (loss)	$1,036	$74	$3,253	$(64)	$962	1,300.0%	$3,317	5,182.8%
Operating income (loss) as a % of total revenues (2)	6.0%	11.5%	6.2%	NM
Adjusted operating income (loss) (2) (3)	$1,423	$75	$4,423	$(62)	$1,348	NM	$4,485	NM
Adjusted operating income (loss) as a % of total revenues (2)	8.3%	11.7%	8.4%	NM
_____________________________________________

(1)
The Health Care Benefits segment for the three and nine months ended September 30, 2018 consisted solely of the Company’s SilverScript PDP business. Accordingly, the MBRs for the three and nine months ended September 30, 2018 are not meaningful (“NM”) and are not directly comparable to the MBRs for the three and nine months ended September 30, 2019.

(2)	Percentages are not meaningful.

(3)	See “Segment Analysis” above in this report for a reconciliation of operating income (loss) (GAAP measure) to adjusted operating income (loss) for the Health Care Benefits segment.

Commentary - Three Months Ended September 30, 2019 vs. 2018

Revenues

•	Total revenues increased $16.5 billion for the three months ended September 30, 2019 compared to the prior year primarily driven by the Aetna Acquisition.

Operating expenses

•	Operating expenses in the Health Care Benefits segment include selling, general and administrative expenses and depreciation and amortization expenses.

•
Operating expenses increased $3.1 billion in the three months ended September 30, 2019 compared to the prior year primarily driven by the Aetna Acquisition (including the amortization of intangible assets).

Operating income and adjusted operating income

•
Operating income and adjusted operating income increased $962 million and $1.3 billion, respectively, in the three months ended September 30, 2019 compared to the prior year. The increases were primarily driven by the Aetna Acquisition. The increase in operating income was partially offset by an increase in intangible asset amortization related to the Aetna Acquisition.

Commentary - Nine Months Ended September 30, 2019 vs. 2018

Revenues

•	Total revenues increased $49.7 billion for the nine months ended September 30, 2019 compared to the prior year primarily driven by the Aetna Acquisition.

Operating expenses

•
Operating expenses increased $9.0 billion in the nine months ended September 30, 2019 compared to the prior year primarily driven by the Aetna Acquisition (including the amortization of intangible assets).

Operating income (loss) and adjusted operating income (loss)

•
Operating income and adjusted operating income increased $3.3 billion and $4.5 billion, respectively, in the nine months ended September 30, 2019 compared to the prior year. The increases were primarily driven by the Aetna Acquisition. The increase in operating income was partially offset by an increase in intangible asset amortization related to the Aetna Acquisition. Operating loss and adjusted operating loss for the nine months ended September 30, 2018 reflect the seasonality of earnings for the Company’s SilverScript PDP business. The quarterly earnings of the Company’s SilverScript PDP business generally increase as the year progresses.

The following table summarizes the Health Care Benefits segment’s medical membership for the respective periods:

	September 30, 2019			June 30, 2019			December 31, 2018
In thousands	Insured	ASC	Total	Insured	ASC	Total	Insured	ASC	Total
Medical membership:
Commercial	3,560	14,159	17,719	3,571	14,276	17,847	3,871	13,888	17,759
Medicare Advantage	2,304	—	2,304	2,264	—	2,264	1,758	—	1,758
Medicare Supplement	842	—	842	819	—	819	793	—	793
Medicaid	1,382	562	1,944	1,344	562	1,906	1,128	663	1,791
Total medical membership	8,088	14,721	22,809	7,998	14,838	22,836	7,550	14,551	22,101

Supplemental membership information:
Medicare Prescription Drug Plan (standalone) (1)			5,998			6,004			6,134
_____________________________________________

(1)
Represents the Company’s SilverScript PDP membership only. Excludes 2.5 million, 2.5 million and 2.3 million members as of September 30, 2019, June 30, 2019, and December 31, 2018, respectively, related to Aetna’s standalone PDPs that were sold effective December 31, 2018. The Company will retain the financial results of the divested plans through 2019 through a reinsurance agreement.

Medical Membership
Medical membership as of September 30, 2019 remained relatively consistent compared with June 30, 2019, reflecting increases in Medicare and Medicaid products, offset by declines in Commercial products. Medical membership as of September 30, 2019 increased compared with December 31, 2018, reflecting increases in Medicare, Commercial ASC and Medicaid products, partially offset by declines in Commercial Insured products.

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

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) ties a portion of each Medicare Advantage plan’s reimbursement to the plan’s “star ratings.” Plans must have a star rating of four or higher (out of five) to qualify for bonus payments. CMS released the Company’s 2020 star ratings in October 2019. The Company’s 2020 star ratings will be used to determine which of the Company’s Medicare Advantage plans have ratings of four stars or higher and qualify for bonus payments in 2021. Based on the Company’s membership at September 1, 2019, 83% of the Company’s Medicare Advantage members were in plans with 2020 star ratings of at least 4.0 stars, compared to 79% of Aetna’s Medicare Advantage members being in plans with 2019 star ratings of at least 4.0 stars based on Aetna’s membership at September 1, 2018.

Corporate/Other Segment

Commentary - Three Months Ended September 30, 2019 vs. 2018

Revenues

•	Total revenues decreased $65 million in the three months ended September 30, 2019 compared to the prior year.

•
In 2019, revenues relate to products for which the Company no longer solicits or accepts new customers, such as large case pensions and long-term care insurance products, that were acquired in the Aetna Acquisition. Revenues in the three months ended September 30, 2019 include $32 million of realized capital gains, primarily related to the sale of debt securities and other invested assets. In 2018, revenues relate to interest income on the proceeds from the $40 billion of 2018 Notes issued to partially fund the Aetna Acquisition.

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

•
Operating expenses increased $229 million in the three months ended September 30, 2019 compared to the prior year. The increase was primarily driven by incremental operating expenses associated with the Company’s investments in transformation and modernization and an increase in acquisition-related integration costs of $45 million in the three months ended September 30, 2019 compared to the prior period.

Commentary - Nine Months Ended September 30, 2019 vs. 2018

Revenues

•	Total revenues decreased $52 million in the nine months ended September 30, 2019 compared to the prior year.

•
In 2019, revenues relate to products for which the Company no longer solicits or accepts new customers, such as large case pensions and long-term care insurance products, that were acquired in the Aetna Acquisition. Revenues in the nine months ended September 30, 2019 include $107 million of realized capital gains, primarily related to the sale of debt securities and other invested assets. In 2018, revenues relate to interest income on the proceeds from the $40 billion of 2018 Notes issued to partially fund the Aetna Acquisition.

Operating expenses

•
Operating expenses increased $662 million in the nine months ended September 30, 2019 compared to the prior year. The increase was primarily driven by incremental operating expenses associated with the Company’s investments in transformation and modernization and an increase in acquisition-related integration costs of $220 million in the nine months ended September 30, 2019 compared to the prior period.

Liquidity and Capital Resources

Cash Flows

The Company maintains a level of liquidity sufficient to allow it to meet its cash needs in the short-term. Over the long term, the Company manages its cash and capital structure to maximize shareholder return, maintain its financial condition and maintain flexibility for future strategic initiatives. The Company continuously assesses its regulatory capital requirements, working capital needs, debt and leverage levels, debt maturity schedule, capital expenditure requirements, dividend payouts, potential share repurchases and future investments or acquisitions. The Company believes its operating cash flows, commercial paper program, credit facilities, sale-leaseback program, as well as any potential future borrowings, will be sufficient to fund these future payments and long-term initiatives. As of September 30, 2019, the Company had approximately $5.2 billion in cash and cash equivalents, approximately $1.2 billion of which was held by the parent company or nonrestricted subsidiaries.

The net change in cash, cash equivalents and restricted cash is as follows:

	Nine Months Ended September 30,		Change
In millions	2019	2018	$	%
Net cash provided by operating activities	$10,214	$6,386	$3,828	59.9%
Net cash used in investing activities	(2,630)	(1,386)	(1,244)	89.8%
Net cash provided by (used in) financing activities	(6,410)	34,927	(41,337)	(118.4)%
Net increase in cash, cash equivalents and restricted cash	$1,174	$39,927	$(38,753)	97.1%

Commentary

•
Net cash provided by operating activities increased by $3.8 billion in the nine months ended September 30, 2019 compared to the prior year due primarily to the Aetna Acquisition as well as improved performance in the Pharmacy Services and Retail/LTC segments.

•
Net cash used in investing activities increased by $1.2 billion in the nine months ended September 30, 2019 compared to the prior year due primarily to the nine months ended September 30, 2018 reflecting $725 million in proceeds from the sale of RxCrossroads and increased purchases of property and equipment in the nine months ended September 30, 2019 compared to the prior year.

•
Net cash used in financing activities was $6.4 billion in the nine months ended September 30, 2019 compared to net cash provided by financing activities of $34.9 billion in the prior year. The decrease in cash provided by financing activities primarily related to long-term borrowings during 2018 to partially fund the Aetna Acquisition, as well as debt repayments during 2019 including (i) the repayment of $4.0 billion of its outstanding senior notes pursuant to tender offers for such outstanding senior notes, (ii) $3.0 billion in repayments of the term loan used to partially fund the Aetna Acquisition and (iii) the repayment of $1.2 billion aggregate principal amount of senior notes upon maturity. The decrease was partially offset by the issuance of $3.5 billion of senior notes during the nine months ended September 30, 2019.

Short-term Borrowings

Commercial Paper and Back-up Credit Facilities
The Company had approximately $1.1 billion of commercial paper outstanding at a weighted average interest rate of 2.26% as of September 30, 2019. In connection with its commercial paper program, the Company maintains a $1.0 billion 364-day unsecured back-up revolving credit facility, which expires on May 14, 2020, a $1.0 billion, five-year unsecured back-up revolving credit facility, which expires on May 18, 2022, a $2.0 billion, five-year unsecured back-up revolving credit facility, which expires on May 17, 2023, and a $2.0 billion, five-year unsecured back-up revolving credit facility, which expires on May 16, 2024. The credit facilities allow for borrowings at various rates that are dependent, in part, on the Company’s public debt ratings and require the Company to pay a weighted average quarterly facility fee of approximately .03%, regardless of usage. As of September 30, 2019, there were no borrowings outstanding under any of the back-up credit facilities.

Bridge Loan Facility
On December 3, 2017, in connection with the Aetna Acquisition, the Company entered into a $49.0 billion unsecured bridge loan facility commitment. The Company paid $221 million in fees upon entering into the agreement. The fees were capitalized in other current assets and were amortized as interest expense over the period the bridge loan facility commitment was outstanding. The bridge loan facility commitment was reduced to $44.0 billion on December 15, 2017 upon the Company entering into a $5.0 billion term loan agreement. On March 9, 2018, the Company issued the 2018 Notes with an aggregate principal amount of $40.0 billion (see “Long-term Borrowings - 2018 Notes” below). At that time, the bridge loan facility commitment was reduced to $4.0 billion, and the Company paid $8 million in fees to retain the bridge loan facility commitment through the Aetna Acquisition Date. Those fees were capitalized in other current assets and were amortized as interest expense over the period the bridge loan facility commitment was outstanding. The Company recorded $2 million and $171 million of amortization of the bridge loan facility commitment fees during the three and nine months ended September 30, 2018, respectively, which was recorded in interest expense in the unaudited condensed consolidated statement of operations. On October 26, 2018, the Company entered into a $4.0 billion unsecured 364-day bridge term loan agreement to formalize the bridge loan facility discussed above. On November 28, 2018, in connection with the Aetna Acquisition, the $4.0 billion unsecured 364-day bridge term loan agreement terminated.

Federal Home Loan Bank of Boston
Since the Aetna Acquisition Date, a subsidiary of the Company is a member of the Federal Home Loan Bank of Boston (the “FHLBB”). As a member, the subsidiary has the ability to obtain cash advances, subject to certain minimum collateral requirements. The maximum borrowing capacity available from the FHLBB as of September 30, 2019, was approximately $870 million. As of September 30, 2019, there were no outstanding advances from the FHLBB.

Long-term Borrowings

2019 Notes
On August 15, 2019, the Company issued $1.0 billion aggregate principal amount of 2.625% unsecured senior notes due August 15, 2024, $750 million aggregate principal amount of 3% unsecured senior notes due August 15, 2026 and $1.75 billion aggregate principal amount of 3.25% unsecured senior notes due August 15, 2029 (collectively, the “2019 Notes”) for total proceeds of approximately $3.5 billion, net of discounts and underwriting fees. The net proceeds of the 2019 Notes were used to repay certain of the Company’s outstanding debt.

Beginning in July 2019, the Company entered into several interest rate swap and treasury lock transactions to manage interest rate risk. These agreements were designated as cash flow hedges and were used to hedge the exposure to variability in future cash flows resulting from changes in interest rates related to the anticipated issuance of the 2019 Notes. In connection with the issuance of the 2019 Notes, the Company terminated all outstanding cash flow hedges. The Company paid a net amount of $25 million to the hedge counterparties upon termination, which was recorded as a loss, net of tax, of $18 million in accumulated other comprehensive income and will be reclassified as interest expense over the life of the 2019 Notes. See Note 9 ‘‘Other Comprehensive Income (Loss)’’ to the unaudited condensed consolidated financial statements for additional information.

Early Extinguishment of Debt
In August 2019, the Company purchased $4.0 billion of its outstanding senior notes through cash tender offers. The senior notes purchased included the following: $1.3 billion of its 3.125% senior notes due 2020, $723 million of its floating rate notes due 2020, $328 million of its 4.125% senior notes due 2021, $297 million of 4.125% senior notes due 2021 issued by Aetna, $413 million of 5.45% senior notes due 2021 issued by Coventry Health Care, Inc., a wholly-owned subsidiary of Aetna and $962 million of its 3.35% senior notes due 2021. In connection with the purchase of such senior notes, the Company paid a premium of $76 million in excess of the aggregate principal amount of the senior notes that were purchased, incurred $8 million in fees and recognized a net gain of $5 million on the write-off of net unamortized deferred financing premiums, for a net loss on early extinguishment of debt of $79 million.

2018 Notes
On March 9, 2018, the Company issued an aggregate of $40.0 billion in principal amount of the 2018 Notes for total proceeds of approximately $39.4 billion, net of discounts and underwriting fees. The net proceeds of the 2018 Notes were used to fund a portion of the Aetna Acquisition. The 2018 Notes consisted of the following at the time of issuance:

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

Term Loan Agreement
On December 15, 2017, in connection with the Aetna Acquisition, the Company entered into a $5.0 billion term loan agreement. The term loan agreement allowed for borrowings at various rates that were dependent, in part, on the Company’s debt ratings. In connection with the Aetna Acquisition, the Company borrowed $5.0 billion (a $3.0 billion three-year tranche and a $2.0 billion five-year tranche) under the term loan agreement in November 2018. The Company terminated the $2.0 billion five-year tranche in December 2018 with the repayment of the borrowing. The Company made payments of $500 million in March 2019, $1.0 billion in May 2019 and $1.5 billion in July 2019 on the three-year tranche, and terminated the three-year tranche and the term loan agreement with the final repayment of the borrowing in July 2019. As of September 30, 2019, the Company had no amount outstanding under the term loan agreement.

Aetna Related Debt
Upon the closing of the Aetna Acquisition, the Company assumed long-term debt with a fair value of $8.1 billion with stated interest rates ranging from 2.2% to 6.75%.

Debt Covenants

The Company’s back-up revolving credit facilities, unsecured senior notes and unsecured floating rate notes contain customary restrictive financial and operating covenants. These covenants do not include an acceleration of the Company’s debt maturities in the event of a downgrade in the Company’s credit ratings. The covenants do not materially affect the Company’s financial or operating flexibility. As of September 30, 2019, the Company was in compliance with all of its debt covenants.

Debt Ratings

As of September 30, 2019, the Company’s long-term debt was rated “Baa2” by Moody’s and “BBB” by Standard & Poor’s (“S&P”), and its commercial paper program was rated “P-2” by Moody’s and “A-2” by S&P. In assessing the Company’s credit strength, the Company believes that both Moody’s and S&P considered, among other things, the Company’s capital structure and financial policies as well as its consolidated balance sheet, its historical acquisition activity and other financial information. Although the Company currently believes its long-term debt ratings will remain investment grade, it cannot guarantee the future actions of Moody’s and/or S&P. The Company’s debt ratings have a direct impact on its future borrowing costs, access to capital markets and new store operating lease costs.

Share Repurchase Program

During the nine months ended September 30, 2019 and 2018, the Company did not repurchase any shares of common stock. See Note 8 ‘‘Shareholders’ Equity’’ to the unaudited condensed consolidated financial statements for additional information on the Company’s share repurchase program.

Off-Balance Sheet Arrangements

See Note 12 ‘‘Commitments and Contingencies’’ to the unaudited condensed consolidated financial statements for information on the Company’s lease guarantees.

Critical Accounting Policies

The Company prepares the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, which require management to make certain estimates and apply judgment. Estimates and judgments are based on historical experience, current trends and other factors that management believes to be important at the time the unaudited condensed consolidated financial statements are prepared. On a regular basis, the Company reviews its accounting policies and how they are applied and disclosed in the unaudited condensed consolidated financial statements. While the Company believes the historical experience, current trends and other factors considered by management support the preparation of the unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles, actual results could differ from estimates, and such differences could be material.

Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). Under this accounting standard, lessees are required to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability is equal to the present value of lease payments. The asset is based on the liability, subject to certain adjustments, such as for initial direct costs. For income statement purposes, a dual model was retained, requiring leases to be classified as either operating or finance leases. Operating leases result in straight-line expense (similar to operating leases under the prior accounting standard) while finance leases result in a front-loaded expense pattern (similar to capital leases under the prior accounting standard). Lessor accounting is similar to the prior model, but updated to align with certain changes to the lessee model (e.g., certain definitions, such as initial direct costs, have been updated) and the new revenue recognition standard that was adopted in 2018. See the New Accounting Pronouncements Recently Adopted section of Note 1 ‘‘Significant Accounting Policies’’ to the unaudited condensed consolidated financial statements for a detailed discussion of the adoption of this new accounting standard.

Goodwill

During the three months ended September 30, 2019, the Company performed its required annual impairment tests of goodwill. The results of these impairment tests indicated that there was no impairment of goodwill. The goodwill impairment tests resulted in the fair values of all of the Company’s reporting units exceeding their carrying values by significant margins, with the exception of the Commercial Business and LTC reporting units, which exceeded their carrying values by approximately 4% and 9%, respectively.

The fair value of the reporting units is estimated using a combination of a discounted cash flow method and a market multiple method. The determination of the fair value of the reporting units requires the Company to make significant assumptions and estimates. These assumptions and estimates primarily include, but are not limited to, the selection of appropriate peer group companies; control premiums and valuation multiples appropriate for acquisitions in the industries in which the Company competes; discount rates; terminal growth rates; and forecasts of revenue, operating profit, depreciation and amortization, income taxes, capital expenditures and future working capital requirements. When determining these assumptions and preparing these estimates, the Company considers each reporting unit’s historical results and current operating trends and the Company’s consolidated revenues, profitability and cash flow results, forecasts and industry trends. The Company’s estimates can be affected by a number of factors, including, but not limited to, general economic and regulatory conditions, the risk-free interest rate environment, the Company’s market capitalization, efforts of customers and payers to reduce costs, including their prescription drug costs, and/or increase member co-payments, the continued efforts of competitors to gain market share and consumer spending patterns.

As of the Aetna Acquisition Date, the Company added the Health Care Benefits segment which included the Commercial Business reporting unit. The transaction was accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and liabilities assumed to be recognized at their fair values at the date of acquisition. As a result, at the time of the acquisition the fair value of the Commercial Business reporting unit was equal to its carrying value. Given the close proximity of the Aetna Acquisition Date to the 2019 annual impairment test of goodwill, as expected, the fair value of the Commercial Business reporting unit remained relatively in line with the carrying value of the reporting unit.

During 2018, the LTC reporting unit continued to experience industry-wide challenges that have impacted management’s ability to grow the business at the rate that was originally estimated when the Company acquired Omnicare. Those challenges included lower client retention rates, lower occupancy rates in skilled nursing facilities, the deteriorating financial health of numerous skilled nursing facility customers which resulted in a number of customer bankruptcies in 2018, and continued facility reimbursement pressures. In June 2018, LTC management submitted its initial budget for 2019 and updated the 2018 annual forecast which showed a projected deterioration in the financial results for the remainder of 2018 and in 2019, which also caused management to update its long-term forecast beyond 2019. Based on these updated projections, management determined that there were indicators that the LTC reporting unit’s goodwill may be impaired and, accordingly, management performed an interim goodwill impairment test as of June 30, 2018. The results of that interim impairment test showed that the fair value of the LTC reporting unit was lower than the carrying value, resulting in a $3.9 billion pre-tax goodwill impairment charge in the second quarter of 2018.

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

In 2018, the fair value of the LTC reporting unit was determined using a combination of a discounted cash flow method and a market multiple method. In addition to the lower financial projections, changes in risk-free interest rates and lower market multiples of peer group companies also contributed to the amount of the 2018 goodwill impairment charges.

Although the Company believes the financial projections used to determine the fair value of the LTC reporting unit in the third quarter of 2019 were reasonable and achievable, the LTC reporting unit may continue to face challenges that may affect the Company’s ability to grow the LTC reporting unit’s business at the rate estimated when such goodwill impairment test was performed. These challenges and some of the key assumptions included in the Company’s financial projections to determine the estimated fair value of the LTC reporting unit include client retention rates, occupancy rates in skilled nursing facilities, the financial health of skilled nursing facility customers, facility reimbursement pressures, the Company’s ability to execute its senior living initiative, the Company’s ability to make acquisitions and integrate those businesses into its LTC operations in an orderly manner, as well as the Company’s ability to extract cost savings from labor productivity and other initiatives. The fair value of the LTC reporting unit also is dependent on market multiples of peer group companies and the risk-free interest rate environment, which impacts the discount rate used in the discounted cash flow valuation method. If the Company does not achieve its forecasts, it is reasonably possible in the near term that the goodwill of the LTC reporting unit could be deemed to be impaired again by a material amount. The balance of goodwill for the LTC reporting unit at September 30, 2019 was approximately $431 million.

For a full description of the Company’s other critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2018, which was revised to reflect the Company’s segment realignment and is included in Exhibit 99.2 to the August 2019 8-K.

Cautionary Statement Concerning Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of the Company. In addition, the Company and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the SEC and in its reports to stockholders, press releases, webcasts, conference calls, meetings and other communications. Generally, the inclusion of the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project,” “should,” “will” and similar expressions identify statements that constitute forward-looking statements. All statements addressing operating performance of CVS Health Corporation or any subsidiary, events or developments that the Company projects, expects or anticipates will occur in the future, including statements relating to corporate strategy; revenue growth; adjusted revenue growth, earnings or earnings per common share growth; adjusted operating income or adjusted earnings per common share growth; free cash flow; debt ratings; inventory levels; inventory turn and loss rates; store development; relocations and new market entries; retail pharmacy business, sales results and/or trends and operations; PBM business, sales results and/or trends and operations; specialty pharmacy business, sales results and/or trends and operations; LTC pharmacy business, sales results and/or trends and operations; Health Care Benefits business, sales results and/or trends, medical cost trends, medical membership growth, medical benefit ratios and operations; the Company’s ability to attract or retain customers and clients; Medicare Advantage and/or Medicare Part D competitive bidding, enrollment and operations; new product development; and the impact of industry and regulatory developments, as well as statements expressing optimism or pessimism about future operating results or events, are forward-looking statements within the meaning of the Reform Act.

The forward-looking statements are and will be based upon management’s then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

By their nature, all forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons as described in the Company’s SEC filings, including those set forth in the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, and including, but not limited to:

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

The foregoing list is not exhaustive. There can be no assurance that the Company has correctly identified all the risks that affect it. Additional risks and uncertainties not presently known to the Company or that the Company currently believes to be immaterial also may adversely affect the Company’s businesses. Should any risks or uncertainties develop into actual events, these developments could have a material adverse effect on the Company’s businesses, operating results, cash flows and/or financial condition as well as the market price for the Company’s common shares. For these reasons, you are cautioned not to place undue reliance on the Company’s forward-looking statements.

Form 10-Q Table of Contents

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company has not experienced any material changes in exposures to market risk since December 31, 2018. See the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk” in Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2019, for a discussion of the Company’s exposures to market risk.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a‑15(f) and 15d‑15(f)) as of September 30, 2019, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to provide reasonable assurance that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: On November 28, 2018, the Company completed its acquisition of Aetna. The Company is in the process of integrating the historical internal control over financial reporting of Aetna with the rest of the Company.

Other than the foregoing, there has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that occurred in the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

The information contained in Note 12 ‘‘Commitments and Contingencies’’ contained in “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference herein.

Item 1A.	Risk Factors

There have been no material changes to the “Risk Factors” disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Those risk factors could adversely affect the Company’s businesses, operating results, cash flows and/or financial condition as well as the market price of the Company’s common shares.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table presents the total number of shares purchased in the three months ended September 30, 2019, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to the 2016 Repurchase Program. See Note 8 ‘‘Shareholders’ Equity’’ contained in “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2019 through July 31, 2019	—	$—	—	$13,869,392,446
August 1, 2019 through August 31, 2019	—	$—	—	$13,869,392,446
September 1, 2019 through September 30, 2019	—	$—	—	$13,869,392,446
	—		—

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Mine Safety Disclosures

Not Applicable.

Item 5.        Other Information

Rule 10b5-1 Plan Election

On August 27, 2019, Larry J. Merlo, President and Chief Executive Officer of CVS Health Corporation, entered into a stock trading plan (the “Plan”). The Plan covers the exercise of options to purchase 314,713 shares of common stock of the Company between January 15, 2020 and April 1, 2020, which is the date the Plan expires. Mr. Merlo’s option exercises will be accomplished through “sell to cover” transactions, meaning that Mr. Merlo will only sell enough shares to cover the exercise price and related taxes. The Plan was entered into for financial and tax planning purposes and to avoid forfeiture, and is consistent with Mr. Merlo’s past practice of entering into a stock trading plan annually to address expiring stock options. The options covered by the Plan will expire on April 1, 2020 if they are not exercised.

The Plan is designed to satisfy Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“Rule 10b5-1”), and the Company’s Insider Trading Policy and its Stock Ownership Guidelines. The Company does not undertake to report other Rule 10b5-1 trading plans that may be adopted by any officers, directors or other stockholders in the future, or to report any modifications or terminations of any publicly announced trading plan, including Mr. Merlo’s Plan.

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

INDEX TO EXHIBITS

15	Letter re: unaudited interim financial information

15.1	Letter from Ernst & Young LLP acknowledging awareness of the use of a report dated November 6, 2019 related to their reviews of interim financial information.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification by the Chief Executive Officer.

31.2	Certification by the Chief Financial Officer.

32	Section 1350 Certifications

32.1	Certification by the Chief Executive Officer.

32.2	Certification by the Chief Financial Officer.

101

101
The following materials from the CVS Health Corporation Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2019 formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders’ Equity and (vi) the related Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104

104	Cover Page Interactive Data File - The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (included as Exhibit 101).

Form 10-Q Table of Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVS HEALTH CORPORATION

Date:	November 6, 2019	By:	/s/ Eva C. Boratto
Eva C. Boratto
Executive Vice President and Chief Financial Officer