Form 10-Q
period 2020-03-31
CVS HEALTH Corp
filed 2020-05-06
CIK 64803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
or

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

As of April 27, 2020, the registrant had 1,307,090,830 shares of common stock issued and outstanding.

Form 10-Q Table of Contents

Part I.	Financial Information

Item 1.	Financial Statements

Index to Condensed Consolidated Financial Statements

CVS Health Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
In millions, except per share amounts	2020	2019
Revenues:
Products	$47,003	$43,343
Premiums	17,640	16,282
Services	1,950	1,772
Net investment income	162	249
Total revenues	66,755	61,646
Operating costs:
Cost of products sold	40,347	37,247
Benefit costs	14,387	13,459
Operating expenses	8,563	8,250
Total operating costs	63,297	58,956
Operating income	3,458	2,690
Interest expense	733	782
Other income	(54)	(31)
Income before income tax provision	2,779	1,939
Income tax provision	767	512
Net income	2,012	1,427
Net income attributable to noncontrolling interests	(5)	(6)
Net income attributable to CVS Health	$2,007	$1,421

Net income per share attributable to CVS Health:
Basic	$1.54	$1.09
Diluted	$1.53	$1.09
Weighted average shares outstanding:
Basic	1,306	1,298
Diluted	1,312	1,302
Dividends declared per share	$0.50	$0.50

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements

CVS Health Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
In millions	2020	2019
Net income	$2,012	$1,427
Other comprehensive income (loss), net of tax:
Net unrealized investment gains (losses)	(311)	334
Foreign currency translation adjustments	(12)	1
Net cash flow hedges	(9)	(4)
Other comprehensive income (loss)	(332)	331
Comprehensive income	1,680	1,758
Comprehensive income attributable to noncontrolling interests	(5)	(6)
Comprehensive income attributable to CVS Health	$1,675	$1,752

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements

CVS Health Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

In millions, except per share amounts	March 31, 2020	December 31, 2019
Assets:
Cash and cash equivalents	$10,081	$5,683
Investments	2,632	2,373
Accounts receivable, net	23,037	19,617
Inventories	16,976	17,516
Other current assets	6,232	5,113
Total current assets	58,958	50,302
Long-term investments	16,840	17,314
Property and equipment, net	12,146	12,044
Operating lease right-of-use assets	20,672	20,860
Goodwill	79,993	79,749
Intangible assets, net	32,727	33,121
Separate accounts assets	4,555	4,459
Other assets	4,748	4,600
Total assets	$230,639	$222,449

Liabilities:
Accounts payable	$10,223	$10,492
Pharmacy claims and discounts payable	15,449	13,601
Health care costs payable	7,585	6,879
Policyholders’ funds	3,110	2,991
Accrued expenses	13,574	12,133
Other insurance liabilities	1,774	1,830
Current portion of operating lease liabilities	1,762	1,596
Short-term debt	255	—
Current portion of long-term debt	5,828	3,781
Total current liabilities	59,560	53,303
Long-term operating lease liabilities	18,739	18,926
Long-term debt	65,735	64,699
Deferred income taxes	7,121	7,294
Separate accounts liabilities	4,555	4,459
Other long-term insurance liabilities	7,338	7,436
Other long-term liabilities	2,117	2,162
Total liabilities	165,165	158,279

Shareholders’ equity:
Preferred stock, par value $0.01: 0.1 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01: 3,200 shares authorized; 1,729 shares issued and 1,305 shares outstanding at March 31, 2020 and 1,727 shares issued and 1,302 shares outstanding at December 31, 2019 and capital surplus	46,180	45,972
Treasury stock, at cost: 424 shares at March 31, 2020 and 425 shares at December 31, 2019	(28,182)	(28,235)
Retained earnings	46,455	45,108
Accumulated other comprehensive income	687	1,019
Total CVS Health shareholders’ equity	65,140	63,864
Noncontrolling interests	334	306
Total shareholders’ equity	65,474	64,170
Total liabilities and shareholders’ equity	$230,639	$222,449

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements

CVS Health Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
In millions	2020	2019
Cash flows from operating activities:
Cash receipts from customers	$63,751	$58,873
Cash paid for inventory and prescriptions dispensed by retail network pharmacies	(36,969)	(35,645)
Insurance benefits paid	(14,303)	(12,951)
Cash paid to other suppliers and employees	(8,187)	(7,403)
Interest and investment income received	206	250
Interest paid	(1,128)	(1,123)
Income taxes paid	(65)	(53)
Net cash provided by operating activities	3,305	1,948

Cash flows from investing activities:
Proceeds from sales and maturities of investments	1,288	1,986
Purchases of investments	(1,535)	(2,047)
Purchases of property and equipment	(742)	(716)
Acquisitions (net of cash acquired)	(613)	(124)
Other	5	10
Net cash used in investing activities	(1,597)	(891)

Cash flows from financing activities:
Net borrowings of short-term debt	255	2,285
Proceeds from issuance of long-term debt	3,946	—
Repayments of long-term debt	(1,008)	(882)
Dividends paid	(652)	(649)
Proceeds from exercise of stock options	154	101
Payments for taxes related to net share settlement of equity awards	(16)	(44)
Other	(4)	5
Net cash provided by financing activities	2,675	816
Net increase in cash, cash equivalents and restricted cash	4,383	1,873
Cash, cash equivalents and restricted cash at the beginning of the period	5,954	4,295
Cash, cash equivalents and restricted cash at the end of the period	$10,337	$6,168

Index to Condensed Consolidated Financial Statements

CVS Health Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
In millions	2020	2019
Reconciliation of net income to net cash provided by operating activities:
Net income	$2,012	$1,427
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,086	1,111
Stock-based compensation	96	114
Deferred income taxes and other noncash items	(35)	153
Change in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(2,715)	(1,989)
Inventories	541	1,001
Other assets	(1,119)	(389)
Accounts payable and pharmacy claims and discounts payable	1,928	(22)
Health care costs payable and other insurance liabilities	139	553
Other liabilities	1,372	(11)
Net cash provided by operating activities	$3,305	$1,948

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements

CVS Health Corporation
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

			Attributable to CVS Health
	Number of shares outstanding		Common Stock and Capital Surplus (2)	Treasury Stock (1)	Retained Earnings	Accumulated Other Comprehensive Income	Total CVS Health Shareholders Equity	Noncontrolling Interests	Total Shareholders’ Equity

	Common Shares	Treasury Shares (1)
In millions
Three Months Ended March 31, 2020
Balance at December 31, 2019	1,727	(425)	$45,972	$(28,235)	$45,108	$1,019	$63,864	$306	$64,170
Adoption of new accounting standard (Note 1)	—	—	—	—	(3)	—	(3)	—	(3)
Net income	—	—	—	—	2,007	—	2,007	5	2,012
Other comprehensive loss (Note 7)	—	—	—	—	—	(332)	(332)	—	(332)
Stock option activity, stock awards and other	2	—	208	—	—	—	208	—	208
Purchase of treasury shares, net of ESPP issuances	—	1	—	53	—	—	53	—	53
Common stock dividends	—	—	—	—	(657)	—	(657)	—	(657)
Other increases in noncontrolling interests	—	—	—	—	—	—	—	23	23
Balance at March 31, 2020	1,729	(424)	$46,180	$(28,182)	$46,455	$687	$65,140	$334	$65,474

Three Months Ended March 31, 2019
Balance at December 31, 2018	1,720	(425)	$45,440	$(28,228)	$40,911	$102	$58,225	$318	$58,543
Adoption of new accounting standard (3)	—	—	—	—	178	—	178	—	178
Net income	—	—	—	—	1,421	—	1,421	6	1,427
Other comprehensive income (Note 7)	—	—	—	—	—	331	331	—	331
Stock option activity, stock awards and other	2	—	175	—	—	—	175	—	175
Purchase of treasury shares, net of ESPP issuances	—	1	—	7	—	—	7	—	7
Common stock dividends	—	—	—	—	(651)	—	(651)	—	(651)
Other decreases in noncontrolling interests	—	—	—	—	—	—	—	(4)	(4)
Balance at March 31, 2019	1,722	(424)	$45,615	$(28,221)	$41,859	$433	$59,686	$320	$60,006
_____________________________________________

(1)	Treasury shares include 1 million shares held in trust and treasury stock includes $29 million related to shares held in trust as of March 31, 2020 and 2019 and December 31, 2019 and 2018.

(2)	Common stock and capital surplus includes the par value of common stock of $17 million as of March 31, 2020 and 2019 and December 31, 2019 and 2018.

(3)
Reflects the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which resulted in an increase to retained earnings of $178 million during the three months ended March 31, 2019.

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements

1.	Significant Accounting Policies

Description of Business

CVS Health Corporation (“CVS Health”), together with its subsidiaries (collectively, the “Company”), has approximately 9,900 retail locations, approximately 1,100 walk-in medical clinics, a leading pharmacy benefits manager with approximately 102 million plan members, a dedicated senior pharmacy care business serving more than one million patients per year and expanding specialty pharmacy services. The Company also serves an estimated 34 million people through traditional, voluntary and consumer-directed health insurance products and related services, including expanding Medicare Advantage offerings and a leading standalone Medicare Part D prescription drug plan (“PDP”). The Company believes its innovative health care model increases access to quality care, delivers better health outcomes and lowers overall health care costs.

The coronavirus disease 2019 (“COVID-19”) pandemic has severely impacted the economies of the U.S. and other countries around the world. The impact of COVID-19 on the Company’s businesses, operating results, cash flows and financial condition in the three months ended March 31, 2020, as well as information regarding certain expected impacts of COVID-19 on the Company, is discussed throughout this Quarterly Report on Form 10-Q.

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

Retail/LTC Segment
The Retail/LTC segment sells prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products, cosmetics and personal care products, provides health care services through its MinuteClinic® walk-in medical clinics and conducts long-term care pharmacy (“LTC”) operations, which distribute prescription drugs and provide related pharmacy consulting and other ancillary services to long-term care facilities and other care settings. As of March 31, 2020, the Retail/LTC segment operated approximately 9,900 retail locations, approximately 1,100 MinuteClinic locations as well as online retail pharmacy websites, LTC pharmacies and onsite pharmacies.

Health Care Benefits Segment
The Health Care Benefits segment is one of the nation’s leading diversified health care benefits providers. The Health Care Benefits segment has the information and resources to help members, in consultation with their health care professionals, make more informed decisions about their health care. The Health Care Benefits segment offers a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental and behavioral health plans, medical management capabilities, Medicare Advantage and Medicare Supplement plans, PDPs, Medicaid health care management services, workers’ compensation administrative services and health information technology products and services. The Health Care Benefits segment’s customers include employer groups, individuals, college students, part-time and hourly workers, health plans, health care providers (“providers”), governmental units, government-sponsored plans, labor groups and expatriates. The Company refers to insurance products (where it assumes all or a majority of the risk for medical and dental care costs) as “Insured” and administrative services contract products (where the plan sponsor assumes all or a majority of the risk for medical and dental care costs) as “ASC.”

Corporate/Other Segment
The Company presents the remainder of its financial results in the Corporate/Other segment, which consists of:

•
Management and administrative expenses to support the Company’s overall operations, which include certain aspects of executive management and the corporate relations, legal, compliance, human resources, information technology and finance departments, expenses associated with the Company’s investments in its transformation and Enterprise modernization programs and acquisition-related integration costs; and

•	Products for which the Company no longer solicits or accepts new customers such as its large case pensions and long-term care insurance products.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CVS Health and its subsidiaries have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. In accordance with such rules and regulations, certain information and accompanying note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”).

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. All material intercompany balances and transactions have been eliminated.

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

Restricted Cash

Restricted cash included in other assets on the unaudited condensed consolidated balance sheets represents amounts held in a trust in one of the Company’s captive insurance companies to satisfy collateral requirements associated with the assignment of certain insurance policies. All restricted cash is invested in time deposits, money market funds or commercial paper.

The following is a reconciliation of cash and cash equivalents on the unaudited condensed consolidated balance sheets to total cash, cash equivalents and restricted cash on the unaudited condensed consolidated statements of cash flows:

In millions	March 31, 2020	December 31, 2019
Cash and cash equivalents	$10,081	$5,683
Restricted cash (included in other assets)	256	271
Total cash, cash equivalents and restricted cash in the statements of cash flows	$10,337	$5,954

Accounts Receivable

Accounts receivable are stated net of allowances for credit losses, customer credit allowances, contractual allowances and estimated terminations. Accounts receivable, net is composed of the following:

In millions	March 31, 2020	December 31, 2019
Trade receivables	$7,698	$6,717
Vendor and manufacturer receivables	8,585	7,856
Premium receivables	3,916	2,663
Other receivables	2,838	2,381
Total accounts receivable, net	$23,037	$19,617

The Company’s allowance for credit losses was $340 million as of March 31, 2020. When developing an estimate of the Company’s expected credit losses, the Company considers all available relevant information regarding the collectability of cash flows, including historical information, current conditions and reasonable and supportable forecasts of future economic conditions over the contractual life of the receivable. The Company’s accounts receivable are short duration in nature and typically settle in less than 30 days. The Company’s allowance for doubtful accounts was $319 million as of December 31, 2019.

Revenue Recognition

Disaggregation of Revenue
The following table disaggregates the Company’s revenue by major source in each segment for the three months ended March 31, 2020 and 2019:

In millions	Pharmacy Services	Retail/ LTC	Health Care Benefits	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Three Months Ended March 31, 2020
Major goods/services lines:
Pharmacy	$34,774	$17,355	$—	$—	$(10,257)	$41,872
Front Store	—	5,208	—	—	—	5,208
Premiums	—	—	17,621	19	—	17,640
Net investment income	—	—	93	69	—	162
Other	209	186	1,484	2	(8)	1,873
Total	$34,983	$22,749	$19,198	$90	$(10,265)	$66,755

Pharmacy Services distribution channel:
Pharmacy network (1)	$21,100
Mail choice (2)	13,674
Other	209
Total	$34,983

Three Months Ended March 31, 2019
Major goods/services lines:
Pharmacy (3)	$33,413	$16,118	$—	$—	$(11,001)	$38,530
Front Store	—	4,799	—	—	—	4,799
Premiums	—	—	16,259	23	—	16,282
Net investment income	—	—	164	85	—	249
Other (3)	145	198	1,447	2	(6)	1,786
Total	$33,558	$21,115	$17,870	$110	$(11,007)	$61,646

Pharmacy Services distribution channel:
Pharmacy network (1) (3)	$21,532
Mail choice (2) (3)	11,881
Other	145
Total	$33,558
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

The following table provides information about receivables and contract liabilities from contracts with customers:

In millions	March 31, 2020	December 31, 2019
Trade receivables (included in accounts receivable, net)	$7,698	$6,717
Contract liabilities (included in accrued expenses)	85	73

During the three months ended March 31, 2020 and 2019, the contract liabilities balance includes increases related to customers’ earnings in ExtraBucks Rewards or issuances of Company gift cards and decreases for revenues recognized during the period as a result of the redemption of ExtraBucks Rewards or Company gift cards and breakage of Company gift cards. Below is a summary of such changes:

	Three Months Ended March 31,
In millions	2020	2019
Contract liabilities, beginning of the period	$73	$67
Rewards earnings and gift card issuances	99	90
Redemption and breakage	(87)	(82)
Contract liabilities, end of the period	$85	$75

Health Insurer Fee

Since January 1, 2014, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) has imposed an annual premium-based health insurer fee (the “HIF”). The HIF, which is payable each September, is not deductible for federal income tax purposes. There was no expense related to the HIF in the three months ended March 31, 2019, since there was a one-year suspension of the HIF for 2019. In the three months ended March 31, 2020, operating expenses included $271 million related to the Company’s estimated share of the 2020 HIF. In December 2019, the HIF was repealed for calendar years after 2020.

Related Party Transactions

The Company has an equity method investment in SureScripts, LLC (“SureScripts”), which operates a clinical health information network. The Company utilizes this clinical health information network in providing services to its client plan members and retail customers. The Company expensed fees for the use of this network of $20 million and $10 million in the three months ended March 31, 2020 and 2019, respectively. The Company’s investment in and equity in the earnings of SureScripts for all periods presented is immaterial.

The Company has an equity method investment in Heartland Healthcare Services, LLC (“Heartland”). Heartland operates several LTC pharmacies in four states. Heartland paid the Company $21 million and $25 million for pharmaceutical inventory purchases during the three months ended March 31, 2020 and 2019, respectively. Additionally, the Company performs certain collection functions for Heartland and then transfers those customer cash collections to Heartland. The Company’s investment in and equity in the earnings of Heartland for all periods presented is immaterial.

New Accounting Pronouncements Recently Adopted

Measurement of Credit Losses on Financial Instruments
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). This standard requires the use of a forward-looking expected credit loss impairment model for trade and other receivables, held-to-maturity debt securities, loans and other instruments. This standard also requires impairments and recoveries for available-for-sale debt securities to be recorded through an allowance account and revises certain disclosure requirements. The Company adopted this new accounting standard on January 1, 2020. The Company adopted the credit loss impairment model on a modified retrospective basis and recorded a $3 million cumulative effect adjustment to reduce retained earnings as of the adoption date. The Company adopted the available-for-sale debt security impairment model on a prospective basis. The adoption of this standard did not have a material impact on the Company’s consolidated operating results, cash flows or financial condition.

Refer to “Accounts Receivable” above for a discussion of the Company’s expected credit loss impairment policy for its accounts receivable. The following is a discussion of the Company’s available-for-sale debt security impairment policy and expected credit loss impairment policy for mortgage loans under the new credit loss impairment standard:

Debt Securities
Debt securities consist primarily of United States Treasury and agency securities, mortgage-backed securities, corporate and foreign bonds and other debt securities. Debt securities are classified as either current or long-term investments based on their contractual maturities unless the Company intends to sell an investment within the next 12 months, in which case it is classified as current within the unaudited condensed consolidated balance sheets. Debt securities are classified as available for sale and are carried at fair value.

If a debt security is in an unrealized loss position and the Company has the intent to sell the security, or it is more likely than not that the Company will have to sell the security before recovery of its amortized cost basis, the amortized cost basis of the security is written down to its fair value and the difference is recognized in net income. If a debt security is in an unrealized loss position and the Company does not have the intent to sell and it is more likely than not that the Company will not have to sell such security before recovery of its amortized cost basis, the Company bifurcates the impairment into credit-related and non-credit related components. In evaluating whether a credit related loss exists, the Company considers a variety of factors including: the extent to which the fair value is less than the amortized cost basis; adverse conditions specifically related to the issuer of a security, an industry or geographic area; the payment structure of the security; the failure of the issuer of the security to make scheduled interest or principle payments; and any changes to the rating of the security by a rating agency. The amount of the credit-related component is recorded as an allowance for credit losses and recognized in net income, and the amount of the non-credit related component is included in other comprehensive income (loss). Interest is not accrued on debt securities when management believes the collection of interest is unlikely.

The credit-related component is determined by comparing the present value of cash flows expected to be collected from the security, considering all reasonably available information relevant to the collectability of the security, with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis of the security, the Company records an allowance for credit losses, which is limited by the amount that the fair value is less than amortized cost basis.

For mortgage-backed and other asset-backed securities, the Company recognizes income using an effective yield based on anticipated prepayments and the estimated economic life of the securities. When estimates of prepayments change, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The Company’s investment in the security is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the security, with adjustments recognized in net income.

Mortgage Loans
Mortgage loan investments are valued at the unpaid principal balance, net of an allowance for credit losses. Mortgage loans with a maturity date or a committed prepayment date within twelve months are classified as current on the unaudited condensed consolidated balance sheets. The Company assesses whether its loans share similar risk characteristics and, if so, groups such loans in a risk pool when measuring expected credit losses. The Company considers the following characteristics when evaluating whether its loans share similar risk characteristics: loan-to-value ratios, property type (e.g., office, retail, apartment, industrial), geographic location, vacancy rates and property condition.

Credit loss reserves are determined using a loss rate method that multiplies the unpaid principal balance of each loan within a risk pool group by an estimated loss rate percentage. The loss rate percentage considers both the expected loan loss severity and the probability of loan default. For periods where the Company is able to make or obtain reasonable and supportable forecasts of expected economic conditions (e.g., gross domestic product, employment), the Company adjusts its expected loss rates to reflect these forecasted economic conditions. For periods beyond which the Company is able to make or obtain reasonable and supportable forecasts of expected economic conditions, the Company reverts to historical loss rates in determining expected credit losses.

Interest income on a potential problem loan (i.e., high probability of default) or restructured loan is accrued to the extent it is deemed to be collectible and the loan continues to perform under its original or restructured terms. Interest income on problem loans (i.e., more than 60 days delinquent, in bankruptcy or in process of foreclosure) is recognized on a cash basis. Cash payments on loans in the process of foreclosure are treated as a return of principal.

Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and other - Internal-Use Software (Topic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. This standard requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Topic 350-40 to determine which implementation costs to capitalize as assets. The Company adopted this new accounting guidance on January 1, 2020 on a prospective basis. The adoption of this standard did not have a material impact on the Company’s consolidated operating results, cash flows, financial condition or related disclosures.

New Accounting Pronouncements Not Yet Adopted

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

Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). This standard simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Accounting Standards Codification 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the effect that implementation of this standard will have on the Company’s consolidated operating results, cash flows, financial condition and related disclosures.

2.	Investments

Total investments at March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020			December 31, 2019
In millions	Current	Long-term	Total	Current	Long-term	Total
Debt securities available for sale	$2,451	$14,266	$16,717	$2,251	$14,671	$16,922
Mortgage loans	181	983	1,164	122	1,091	1,213
Other investments	—	1,591	1,591	—	1,552	1,552
Total investments	$2,632	$16,840	$19,472	$2,373	$17,314	$19,687

Debt Securities

Debt securities available for sale at March 31, 2020 and December 31, 2019 were as follows:

In millions	Gross Amortized Cost	Allowance for Credit Losses (1)	Net Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2020
Debt securities:
U.S. government securities	$1,853	$—	$1,853	$162	$—	$2,015
States, municipalities and political subdivisions	2,182	—	2,182	91	(7)	2,266
U.S. corporate securities	7,128	(28)	7,100	412	(109)	7,403
Foreign securities	2,202	(18)	2,184	112	(48)	2,248
Residential mortgage-backed securities	574	—	574	38	—	612
Commercial mortgage-backed securities	662	—	662	43	(1)	704
Other asset-backed securities	1,509	(2)	1,507	7	(80)	1,434
Redeemable preferred securities	35	—	35	1	(1)	35
Total debt securities (2)	$16,145	$(48)	$16,097	$866	$(246)	$16,717

December 31, 2019
Debt securities:
U.S. government securities	$1,791	$—	$1,791	$62	$(1)	$1,852
States, municipalities and political subdivisions	2,202	—	2,202	108	(1)	2,309
U.S. corporate securities	7,167	—	7,167	573	(3)	7,737
Foreign securities	2,149	—	2,149	200	(1)	2,348
Residential mortgage-backed securities	508	—	508	25	—	533
Commercial mortgage-backed securities	654	—	654	46	—	700
Other asset-backed securities	1,397	—	1,397	13	(5)	1,405
Redeemable preferred securities	30	—	30	8	—	38
Total debt securities (2)	$15,898	$—	$15,898	$1,035	$(11)	$16,922
_____________________________________________

(1)
Effective January 1, 2020, the Company adopted the available-for-sale debt security impairment model under ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The new impairment model requires the write down of amortized cost through an allowance for credit losses, rather than through a reduction of the amortized cost basis of the available-for-sale debt security. As the Company adopted the new available-for-sale debt security impairment model on a prospective basis, there was no allowance for credit losses recorded on available-for-sale debt securities at December 31, 2019.

(2)
Investment risks associated with the Company’s experience-rated products generally do not impact the Company’s consolidated operating results. At March 31, 2020, debt securities with a fair value of $917 million, gross unrealized capital gains of $65 million and gross unrealized capital losses of $10 million and at December 31, 2019, debt securities with a fair value of $965 million, gross unrealized capital gains of $83 million and no gross unrealized capital losses were included in total debt securities, but support experience-related products. Changes in net unrealized capital gains (losses) on these securities are not reflected in accumulated other comprehensive income.

The net amortized cost and fair value of debt securities at March 31, 2020 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or the Company intends to sell a security prior to maturity.

In millions	Net Amortized Cost	Fair Value
Due to mature:
Less than one year	$1,219	$1,225
One year through five years	5,292	5,399
After five years through ten years	3,135	3,233
Greater than ten years	3,708	4,110
Residential mortgage-backed securities	574	612
Commercial mortgage-backed securities	662	704
Other asset-backed securities	1,507	1,434
Total	$16,097	$16,717

Summarized below are the debt securities the Company held at March 31, 2020 and December 31, 2019 that were in an unrealized capital loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months			Greater than 12 months			Total
In millions, except number of securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
March 31, 2020
Debt securities:
U.S. government securities	8	$20	$—	—	$—	$—	8	$20	$—
States, municipalities and political subdivisions	174	314	7	—	—	—	174	314	7
U.S. corporate securities	1,622	1,712	108	6	2	1	1,628	1,714	109
Foreign securities	513	630	48	—	—	—	513	630	48
Residential mortgage-backed securities	14	—	—	7	—	—	21	—	—
Commercial mortgage-backed securities	21	50	1	—	—	—	21	50	1
Other asset-backed securities	589	893	67	89	68	13	678	961	80
Redeemable preferred securities	6	11	1	—	—	—	6	11	1
Total debt securities	2,947	$3,630	$232	102	$70	$14	3,049	$3,700	$246

December 31, 2019
Debt securities:
U.S. government securities	52	$168	$1	—	$—	$—	52	$168	$1
States, municipalities and political subdivisions	66	115	1	2	5	—	68	120	1
U.S. corporate securities	181	305	2	2	—	1	183	305	3
Foreign securities	39	75	1	—	—	—	39	75	1
Residential mortgage-backed securities	30	16	—	9	—	—	39	16	—
Commercial mortgage-backed securities	16	49	—	—	—	—	16	49	—
Other asset-backed securities	138	254	1	187	182	4	325	436	5
Total debt securities	522	$982	$6	200	$187	$5	722	$1,169	$11

The Company reviewed the securities in the table above and concluded that they are performing assets generating investment income to support the needs of the Company’s business. In performing this review, the Company considered factors such as the quality of the investment security based on research performed by the Company’s internal credit analysts and external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery. Unrealized capital losses at March 31, 2020 were generally caused by the widening of credit spreads on these securities relative to the interest rates on U.S. Treasury securities, driven by the deterioration of the U.S. and global economies in response to the COVID-19 pandemic. As of March 31, 2020, the Company did not intend to sell these securities, and did not believe it was more likely than not that it would be required to sell these securities prior to the anticipated recovery of their amortized cost basis.

The maturity dates for debt securities in an unrealized capital loss position at March 31, 2020 were as follows:

	Supporting experience-rated products		Supporting remaining products		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Due to mature:
Less than one year	$7	$—	$163	$3	$170	$3
One year through five years	30	1	1,082	44	1,112	45
After five years through ten years	61	4	776	60	837	64
Greater than ten years	55	4	515	49	570	53
Commercial mortgage-backed securities	1	—	49	1	50	1
Other asset-backed securities	16	1	945	79	961	80
Total	$170	$10	$3,530	$236	$3,700	$246

Mortgage Loans

The Company’s mortgage loans are collateralized by commercial real estate. During the three months ended March 31, 2020 and 2019, the Company had the following activity in its mortgage loan portfolio:

	Three Months Ended March 31,
In millions	2020	2019
New mortgage loans	$8	$41
Mortgage loans fully repaid	44	52
Mortgage loans foreclosed	—	—

The Company assesses mortgage loans on a regular basis for credit impairments, and assigns a credit quality indicator to each loan. The Company’s credit quality indicator is internally developed and categorizes each loan in its portfolio on a scale from 1 to 7. These indicators are based upon several factors, including current loan-to-value ratios, property condition, market trends, creditworthiness of the borrower and deal structure.

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

Based on the Company’s assessments at March 31, 2020 and December 31, 2019, the amortized cost basis of the Company's mortgage loans within each credit quality indicator by year of origination was as follows:

	Amortized Cost Basis by Year of Origination
In millions, except credit quality indicator	2020	2019	2018	2017	2016	Prior	Total
March 31, 2020
1	$—	$—	$—	$15	$—	$41	$56
2 to 4	5	94	95	164	139	589	1,086
5 and 6	—	—	1	—	—	12	13
7	—	—	—	9	—	—	9
Total	$5	$94	$96	$188	$139	$642	$1,164

December 31, 2019
1	$—	$—	$—	$15	$—	$43	$58
2 to 4	5	88	93	206	140	611	1,143
5 and 6	—	—	—	—	—	12	12
7	—	—	—	—	—	—	—
Total	$5	$88	$93	$221	$140	$666	$1,213

Net Investment Income

Sources of net investment income for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
In millions	2020	2019
Debt securities	$144	$156
Mortgage loans	15	17
Other investments	47	26
Gross investment income	206	199
Investment expenses	(8)	(9)
Net investment income (excluding net realized capital gains or losses)	198	190
Net realized capital gains (losses) (1)	(36)	59
Net investment income (2)	$162	$249
_____________________________________________

(1)
Net realized capital losses include credit-related and yield-related impairment losses on debt securities of $45 million and $41 million, respectively, in the three months ended March 31, 2020. Net realized capital gains are net of other than temporary impairment losses on debt securities of $7 million in the three months ended March 31, 2019.

(2)	Net investment income includes $11 million for both the three months ended March 31, 2020 and 2019 related to investments supporting experience-rated products.

Excluding amounts related to experience-rated products, proceeds from the sale of available for sale debt securities and the related gross realized capital gains and losses for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
In millions	2020	2019
Proceeds from sales	$723	$1,489
Gross realized capital gains	20	35
Gross realized capital losses	35	2

3.	Fair Value

The preparation of the Company’s unaudited condensed consolidated financial statements in accordance with GAAP requires certain assets and liabilities to be reflected at their fair value and others to be reflected on another basis, such as an adjusted historical cost basis. The Company’s assets and liabilities carried at fair value have been classified within one of three levels of a hierarchy established by GAAP. The following are the levels of the hierarchy and a brief description of the type of valuation information (“valuation inputs”) that qualifies a financial asset or liability for each level:

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

For a description of the methods and assumptions that are used to estimate the fair value and determine the fair value hierarchy classification of each class of financial instrument, see Note 4 “Fair Value” in the 2019 Form 10-K.

There were no financial liabilities measured at fair value on a recurring basis on the condensed consolidated balance sheets at March 31, 2020 or December 31, 2019. Financial assets measured at fair value on a recurring basis on the condensed consolidated balance sheets at March 31, 2020 and December 31, 2019 were as follows:

In millions	Level 1	Level 2	Level 3	Total
March 31, 2020
Cash and cash equivalents	$7,503	$2,578	$—	$10,081
Debt securities:
U.S. government securities	1,947	68	—	2,015
States, municipalities and political subdivisions	—	2,266	—	2,266
U.S. corporate securities	—	7,373	30	7,403
Foreign securities	—	2,248	—	2,248
Residential mortgage-backed securities	—	612	—	612
Commercial mortgage-backed securities	—	704	—	704
Other asset-backed securities	—	1,434	—	1,434
Redeemable preferred securities	—	23	12	35
Total debt securities	1,947	14,728	42	16,717
Equity securities	18	—	32	50
Total	$9,468	$17,306	$74	$26,848

December 31, 2019
Cash and cash equivalents	$3,397	$2,286	$—	$5,683
Debt securities:
U.S. government securities	1,785	67	—	1,852
States, municipalities and political subdivisions	—	2,309	—	2,309
U.S. corporate securities	—	7,700	37	7,737
Foreign securities	—	2,348	—	2,348
Residential mortgage-backed securities	—	533	—	533
Commercial mortgage-backed securities	—	700	—	700
Other asset-backed securities	—	1,405	—	1,405
Redeemable preferred securities	—	26	12	38
Total debt securities	1,785	15,088	49	16,922
Equity securities	34	—	39	73
Total	$5,216	$17,374	$88	$22,678

During the three months ended March 31, 2020 and 2019, there were no transfers into or out of Level 3.

The carrying value and estimated fair value classified by level of fair value hierarchy for financial instruments carried on the condensed consolidated balance sheets at adjusted cost or contract value at March 31, 2020 and December 31, 2019 were as follows:

	Carrying Value	Estimated Fair Value
In millions		Level 1	Level 2	Level 3	Total
March 31, 2020
Assets:
Mortgage loans	$1,164	$—	$—	$1,192	$1,192
Equity securities (1)	204	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	5	—	—	5	5
Without a fixed maturity	380	—	—	383	383
Long-term debt	71,563	75,875	—	—	75,875

December 31, 2019
Assets:
Mortgage loans	$1,213	$—	$—	$1,239	$1,239
Equity securities (1)	149	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	5	—	—	5	5
Without a fixed maturity	372	—	—	392	392
Long-term debt	68,480	74,306	—	—	74,306

_____________________________________________

(1)	It was not practical to estimate the fair value of these cost-method investments as it represents shares of unlisted companies.

Separate Accounts assets relate to the Company’s large case pensions products which represent funds maintained to meet specific objectives of contract holders. Since contract holders bear the investment risk of these assets, a corresponding Separate Accounts liability has been established equal to the assets. These assets and liabilities are carried at fair value. Separate Accounts financial assets as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020				December 31, 2019
In millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4	$198	$—	$202	$2	$143	$—	$145
Debt securities	1,273	2,587	—	3,860	1,224	2,589	—	3,813
Equity securities	—	2	—	2	—	2	—	2
Common/collective trusts	—	491	—	491	—	499	—	499
Total	$1,277	$3,278	$—	$4,555	$1,226	$3,233	$—	$4,459

4.	Health Care Costs Payable

The following table shows the components of the change in health care costs payable during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
In millions	2020	2019
Health care costs payable, beginning of the period	$6,879	$6,147
Less: Reinsurance recoverables	5	4
Health care costs payable, beginning of the period, net	6,874	6,143
Acquisition	412	—
Add: Components of incurred health care costs
Current year	14,764	13,804
Prior years	(464)	(446)
Total incurred health care costs (1)	14,300	13,358
Less: Claims paid
Current year	8,773	8,004
Prior years	5,242	4,812
Total claims paid	14,015	12,816
Add: Premium deficiency reserve	10	11
Health care costs payable, end of the period, net	7,581	6,696
Add: Reinsurance recoverables	4	5
Health care costs payable, end of the period	$7,585	$6,701
_____________________________________________

(1)
Total incurred health care costs for the three months ended March 31, 2020 and 2019 in the table above exclude (i) $10 million and $11 million, respectively, related to a premium deficiency reserve related to the Company’s Medicaid products, (ii) $9 million and $10 million, respectively, of benefit costs recorded in the Health Care Benefits segment that are included in other insurance liabilities on the Company’s unaudited condensed consolidated balance sheets and (iii) $68 million and $80 million, respectively, of benefit costs recorded in the Corporate/Other segment that are included in other insurance liabilities on the Company’s unaudited condensed consolidated balance sheets.

The Company’s estimates of prior years’ health care costs payable decreased by $464 million and $446 million, respectively, in the three months ended March 31, 2020 and 2019, because claims were settled for amounts less than originally estimated (i.e., the amount of claims incurred was lower than originally estimated), primarily due to lower health care cost trends as well as the actual claim submission time being faster than originally assumed (i.e., the Company’s completion factors were higher than originally assumed) in estimating health care costs payable at the end of the prior year.

At March 31, 2020, the Company’s liabilities for the ultimate cost of (i) services rendered to the Company’s Insured members but not yet reported to the Company and (ii) claims which have been reported to the Company but not yet paid (collectively, “IBNR”) plus expected development on reported claims totaled approximately $5.7 billion. The majority of the Company’s liabilities for IBNR plus expected development on reported claims at March 31, 2020 related to the current year.

5.	Borrowings

The following table is a summary of the Company’s borrowings at March 31, 2020 and December 31, 2019:

In millions	March 31, 2020	December 31, 2019
Short-term debt
Commercial paper	$255	$—
Long-term debt
3.125% senior notes due March 2020	—	723
Floating rate notes due March 2020 (2.515% at December 31, 2019)	—	277
2.8% senior notes due July 2020	2,750	2,750
3.35% senior notes due March 2021	2,038	2,038
Floating rate notes due March 2021 (1.719% at March 31, 2020 and 2.605% at December 31, 2019)	1,000	1,000
4.125% senior notes due May 2021	222	222
2.125% senior notes due June 2021	1,750	1,750
4.125% senior notes due June 2021	203	203
5.45% senior notes due June 2021	187	187
3.5% senior notes due July 2022	1,500	1,500
2.75% senior notes due November 2022	1,000	1,000
2.75% senior notes due December 2022	1,250	1,250
4.75% senior notes due December 2022	399	399
3.7% senior notes due March 2023	6,000	6,000
2.8% senior notes due June 2023	1,300	1,300
4% senior notes due December 2023	1,250	1,250
2.625% senior notes due August 2024	1,000	1,000
3.375% senior notes due August 2024	650	650
3.5% senior notes due November 2024	750	750
5% senior notes due December 2024	299	299
4.1% senior notes due March 2025	5,000	5,000
3.875% senior notes due July 2025	2,828	2,828
2.875% senior notes due June 2026	1,750	1,750
3% senior notes due August 2026	750	750
3.625% senior notes due April 2027	750	—
6.25% senior notes due June 2027	372	372
4.3% senior notes due March 2028	9,000	9,000
3.25% senior notes due August 2029	1,750	1,750
3.75% senior notes due April 2030	1,500	—
4.875% senior notes due July 2035	652	652
6.625% senior notes due June 2036	771	771
6.75% senior notes due December 2037	533	533
4.78% senior notes due March 2038	5,000	5,000
6.125% senior notes due September 2039	447	447
4.125% senior notes due April 2040	1,000	—
5.75% senior notes due May 2041	133	133
4.5% senior notes due May 2042	500	500
4.125% senior notes due November 2042	500	500
5.3% senior notes due December 2043	750	750
4.75% senior notes due March 2044	375	375
5.125% senior notes due July 2045	3,500	3,500
3.875% senior notes due August 2047	1,000	1,000
5.05% senior notes due March 2048	8,000	8,000
4.25% senior notes due April 2050	750	—
Finance lease obligations	919	808
Other	279	279
Total debt principal	72,612	69,246
Debt premiums	256	262
Debt discounts and deferred financing costs	(1,050)	(1,028)
	71,818	68,480
Less:
Short-term debt (commercial paper)	(255)	—
Current portion of long-term debt	(5,828)	(3,781)
Long-term debt	$65,735	$64,699

Long-term Borrowings

2020 Notes
On March 31, 2020, the Company issued $750 million aggregate principal amount of 3.625% unsecured senior notes due April 1, 2027, $1.5 billion aggregate principal amount of 3.75% unsecured senior notes due April 1, 2030, $1.0 billion aggregate principal amount of 4.125% unsecured senior notes due April 1, 2040 and $750 million aggregate principal amount of 4.25% unsecured senior notes due April 1, 2050 (collectively, the “2020 Notes”) for total proceeds of approximately $3.95 billion, net of discounts and underwriting fees. The net proceeds of the 2020 Notes will be used for general corporate purposes, which may include working capital, capital expenditures and repayment of indebtedness. As the net proceeds from this offering were not immediately used for these purposes, the net proceeds were held in cash or temporarily invested in cash equivalents and short-term investment-grade securities as of March 31, 2020.

During March 2020, the Company entered into several interest rate swap transactions to manage interest rate risk. These agreements were designated as cash flow hedges and were used to hedge the exposure to variability in future cash flows resulting from changes in interest rates related to the anticipated issuance of the 2020 Notes. In connection with the issuance of the 2020 Notes, the Company terminated all outstanding cash flow hedges. The Company paid a net amount of $7 million to the hedge counterparties upon termination, which was recorded as a loss, net of tax, of $5 million in accumulated other comprehensive income and will be reclassified as interest expense over the life of the 2020 Notes. See Note 7 ‘‘Other Comprehensive Income’’ for additional information.

6.	Shareholders’ Equity

Share Repurchases

On November 2, 2016, CVS Health’s Board of Directors (the “Board”) authorized the 2016 share repurchase program (“2016 Repurchase Program”) for up to $15.0 billion of the Company’s common shares. The 2016 Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase transactions, and/or other derivative transactions. The 2016 Repurchase Program can be modified or terminated by the Board at any time.

During the three months ended March 31, 2020 and 2019, the Company did not repurchase any shares of its common stock. At March 31, 2020, the Company had remaining authorization to repurchase an aggregate of up to approximately $13.9 billion of its common shares under the 2016 Repurchase Program.

Dividends

The quarterly cash dividend declared by the Board was $0.50 per share in each of the three-month periods ended March 31, 2020 and 2019. CVS Health has paid cash dividends every quarter since becoming a public company. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Board.

7.	Other Comprehensive Income

Shareholders’ equity included the following activity in accumulated other comprehensive income for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
In millions	2020	2019
Net unrealized investment gains (losses):
Beginning of period balance	$774	$97
Other comprehensive income (loss) before reclassifications ($(486) and $410 pretax)	(394)	348
Amounts reclassified from accumulated other comprehensive income ($101 and $(19) pretax) (1)	83	(14)
Other comprehensive income (loss)	(311)	334
End of period balance	463	431

Foreign currency translation adjustments:
Beginning of period balance	4	(158)
Other comprehensive income (loss) before reclassifications	(12)	1
Other comprehensive income (loss)	(12)	1
End of period balance	(8)	(157)

Net cash flow hedges:
Beginning of period balance	279	312
Other comprehensive loss before reclassifications ($(7) and $0 pretax)	(5)	—
Amounts reclassified from accumulated other comprehensive income ($(6) and $(5) pretax) (2)	(4)	(4)
Other comprehensive loss	(9)	(4)
End of period balance	270	308

Pension and other postretirement benefits:
Beginning of period balance	(38)	(149)
Other comprehensive income	—	—
End of period balance	(38)	(149)

Total beginning of period accumulated other comprehensive income	1,019	102
Total other comprehensive income (loss)	(332)	331
Total end of period accumulated other comprehensive income	$687	$433
_____________________________________________

(1)
Amounts reclassified from accumulated other comprehensive income for specifically identified debt securities are included in net investment income in the unaudited condensed consolidated statements of operations.

(2)
Amounts reclassified from accumulated other comprehensive income for specifically identified cash flow hedges are included in interest expense in the unaudited condensed consolidated statements of operations. The Company expects to reclassify approximately $14 million, net of tax, in net gains associated with its cash flow hedges into net income within the next 12 months.

8.	Earnings Per Share

Earnings per share is computed using the two-class method. Stock appreciation rights and options to purchase 12 million and 15 million shares of common stock were outstanding, but were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2020 and 2019, respectively, because their exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

The following is a reconciliation of basic and diluted earnings per share for the respective periods:

	Three Months Ended March 31,
In millions, except per share amounts	2020	2019
Numerator for earnings per share calculation:
Net income	$2,012	$1,427
Income allocated to participating securities	—	(2)
Net income attributable to noncontrolling interests	(5)	(6)
Net income attributable to CVS Health	$2,007	$1,419

Denominator for earnings per share calculation:
Weighted average shares, basic	1,306	1,298
Effect of dilutive securities	6	4
Weighted average shares, diluted	1,312	1,302

Earnings per share:
Basic	$1.54	$1.09
Diluted	$1.53	$1.09

9.	Commitments and Contingencies

COVID-19

The COVID-19 pandemic is evolving rapidly. We believe COVID-19’s adverse impact on our businesses, operating results, cash flows and/or financial condition primarily will be driven by the severity and duration of the pandemic; the pandemic’s impact on the U.S. and global economies and consumer behavior and health care utilization patterns; and the timing, scope and impact of stimulus legislation as well as other federal, state and local governmental responses to the pandemic. Those primary drivers are beyond our knowledge and control. As a result, the adverse impact COVID-19 will have on our businesses, operating results, cash flows and/or financial condition is uncertain, but the adverse impact could be material.

Lease Guarantees

Between 1995 and 1997, the Company sold or spun off a number of subsidiaries, including Bob’s Stores and Linens ‘n Things, each of which subsequently filed for bankruptcy, and Marshalls. In many cases, when a former subsidiary leased a store, the Company provided a guarantee of the former subsidiary’s lease obligations for the initial lease term and any extension thereof pursuant to a renewal option provided for in the lease prior to the time of the disposition. When the subsidiaries were disposed of and accounted for as discontinued operations, the Company’s guarantees remained in place, although each initial purchaser agreed to indemnify the Company for any lease obligations the Company was required to satisfy. If any of the purchasers or any of the former subsidiaries fail to make the required payments under a store lease, the Company could be required to satisfy those obligations, and any significant adverse impact of COVID-19 on such purchasers and/or former subsidiaries increases the risk that the Company will be required to satisfy those obligations. As of March 31, 2020, the Company guaranteed 77 such store leases (excluding the lease guarantees related to Linens ‘n Things, which have been recorded as a liability on the unaudited condensed consolidated balance sheets), with the maximum remaining lease term extending through 2030.

Guaranty Fund Assessments, Market Stabilization and Other Non-Voluntary Risk Sharing Pools

Under guaranty fund laws existing in all states, insurers doing business in those states can be assessed (in most states up to prescribed limits) for certain obligations of insolvent insurance companies to policyholders and claimants. The life and health insurance guaranty associations in which the Company participates that operate under these laws respond to insolvencies of long-term care insurers and life insurers as well as health insurers. The Company’s assessments generally are based on a formula relating to the Company’s health care premiums in the state compared to the premiums of other insurers. Certain states allow assessments to be recovered over time as offsets to premium taxes. Some states have similar laws relating to HMOs and/or other payors such as not-for-profit consumer-governed health plans established under the ACA.

In 2009, the Pennsylvania Insurance Commissioner placed long-term care insurer Penn Treaty Network America Insurance Company and one of its subsidiaries (collectively, “Penn Treaty”) in rehabilitation, an intermediate action before insolvency, and subsequently petitioned a state court to convert the rehabilitation into a liquidation. Penn Treaty was placed in liquidation in March 2017. The Company has recorded a liability for its estimated share of future assessments by applicable life and health guaranty associations. It is reasonably possible that in the future the Company may record a liability and expense relating to other insolvencies which could have a material adverse effect on the Company’s operating results, financial condition and cash flows, and this risk is heightened by any significant adverse impact of the COVID-19 pandemic on the solvency of other insurers, including long-term care insurers and life insurers. While historically the Company has ultimately recovered more than half of guaranty fund assessments through statutorily permitted premium tax offsets, significant increases in assessments could lead to legislative and/or regulatory actions that limit future offsets.

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

Corcoran et al. v. CVS Health Corporation (U.S. District Court for the Northern District of California) and Podgorny et al. v. CVS Health Corporation (U.S. District Court for the Northern District of Illinois). These putative class actions were filed against the Company in July and September 2015. The cases were consolidated in the U.S. District Court for the Northern District of California. Plaintiffs seek damages and injunctive relief under the consumer protection statutes of certain states on behalf of a class of consumers who purchased certain prescription drugs. Several third-party payors filed similar putative class actions on behalf of payors captioned Sheet Metal Workers Local No. 20 Welfare and Benefit Fund v. CVS Health Corp. and Plumbers Welfare Fund, Local 130 v. CVS Health Corporation (both pending in the U.S. District Court for the District of Rhode Island) in February and August 2016. In all of these cases the plaintiffs allege the Company overcharged for certain prescription drugs by not submitting the price available to members of the CVS Health Savings Pass program as the pharmacy’s usual and customary price. In the Corcoran case, the U.S. District Court granted summary judgment to the Company on plaintiffs’ claims in their entirety and certified certain subclasses in September 2017. In June 2019, the U.S. Court of Appeals for the Ninth Circuit reversed the U.S. District Court’s grant of summary judgment and reversed the U.S. District Court’s narrowing of the requested class. The Corcoran case is proceeding to a trial on a six state class basis, and trial is scheduled to occur in 2020. The Sheet Metal Workers plaintiffs have amended their complaint to assert a claim under the federal Racketeer Influenced and Corrupt Organizations Act (“RICO”) premised on an alleged conspiracy between the Company and other PBMs. The Company is defending itself against these claims.

State of California ex rel. Matthew Omlansky v. CVS Caremark Corporation (Superior Court of the State of California, County of Sacramento). In April 2016, the California Superior Court unsealed a first amended qui tam complaint filed in July 2013. The government has declined to intervene in this case. The relator alleges that the Company submitted false claims for payment to the California Medicaid program in connection with reimbursement for drugs available through the CVS Health Savings Pass program as well as certain other generic drugs. The case has been stayed due to the relator’s unsuccessful appeal of the judgment against him in a similar case against another retailer. The Company is defending itself against these claims.

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

County of Harris, Texas v. Eli Lilly and Company, et al. (U.S. District Court for the Southern District of Texas). This lawsuit was filed against Caremark, Aetna, the manufacturers of insulin and other PBMs in November 2019 by Harris County. Harris County alleges that it was overcharged for insulin as a result of a “price fixing conspiracy” between the manufacturers and PBMs to artificially increase the price of insulin and other diabetes medications. The complaint alleges violations of RICO and claims that the manufacturers and PBMs engaged in an “Insulin Pricing Scheme” whereby the manufacturers artificially increased the reported prices of their insulin products while “secretly” paying rebates to the PBMs in exchange for preferred treatment on the PBMs’ drug formularies. The Company is defending itself against these claims.

Rochester Drug Cooperative, Inc. v. Mylan Inc., et al. (U.S. District Court for the District of Minnesota). This putative class action was filed in March 2020 against Caremark, other PBMs and the manufacturer of EpiPen products and their authorized generics on behalf of purported classes of direct purchasers of these products. The complaint alleges violations of RICO and claims that rebate agreements between the drug manufacturer and PBMs caused the direct purchasers to pay inflated prices for these drug products. The Company is defending itself against these claims.

Rochester Drug Cooperative, Inc. v. Eli Lilly and Co., et al. (U.S. District Court for the District of New Jersey). This putative class action was filed in March 2020 against Caremark, other PBMs and the manufacturers of analog insulin products on behalf of purported classes of direct purchasers of these products. The complaint alleges violations of RICO and claims that rebate agreements between the drug manufacturers and PBMs caused the direct purchasers to pay inflated prices for these drug products. The Company is defending itself against these claims.

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

United States ex rel. Behnke v. CVS Caremark Corporation, et al. (U.S. District Court for the Eastern District of Pennsylvania). In April 2018, the Court unsealed a complaint filed in February 2014. The government has declined to intervene in this case. The relator alleges that the Company submitted, or caused to be submitted, to Part D of the Medicare program Prescription Drug Event data and/or Direct and Indirect Remuneration reports that misrepresented true prices paid by the Company’s PBM to pharmacies for drugs dispensed to Part D beneficiaries with prescription benefits administered by the Company’s PBM. In April 2020, the Company’s motion to dismiss was granted in part and denied in part. The Company is defending itself against these claims.

The Company has received subpoenas, civil investigative demands (“CIDs”) and other requests for documents and information from, and is being investigated by, Attorneys General of several states regarding its PBM practices, including pricing and rebates. In addition, the Company has received inquiries from congressional committees regarding insulin pricing. The Company has been providing documents and information in response to these subpoenas, CIDs and requests for information.

Controlled Substances Litigation, Audits and Subpoenas

In December 2017, the U.S. Judicial Panel on Multidistrict Litigation consolidated numerous cases filed against various defendants by plaintiffs such as counties, cities, hospitals, Indian tribes and third-party payors, alleging claims generally concerning the impacts of widespread prescription opioid abuse. The consolidated multidistrict litigation captioned In re National Prescription Opiate Litigation (MDL No. 2804) is pending in the U.S. District Court for the Northern District of Ohio. This multidistrict litigation presumptively includes hundreds of relevant federal court cases that name the Company as a defendant. A significant number of similar cases that name the Company as a defendant in some capacity are pending in state courts. In addition, the Company has been named as a defendant in similar cases brought by certain state Attorneys General. The Company is defending itself against all such claims. Additionally, the Company has received subpoenas, CIDs and/or other requests for information regarding opioids from state Attorneys General and insurance and other regulators of several states. The Company has been cooperating with the government with respect to these subpoenas, CIDs and other requests for information.

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

In January 2020, the DOJ served the Company with a DEA administrative subpoena. The subpoena seeks documents relating to practices with respect to prescription opioids and other controlled substances at CVS Pharmacy locations in connection with an investigation concerning potential violations of the federal Controlled Substances Act and the federal False Claims Act. The Company has been cooperating with the government with respect to this subpoena.

Prescription Processing Litigation and Investigations

U.S. ex rel. Bassan et al. v. Omnicare, Inc. and CVS Health Corp. and U.S. ex rel. Mohajer et al. v. Omnicare, Inc. and CVS Health Corp. (U.S. District Court for the Southern District of New York). In December 2019, the U.S. Attorney’s Office for the Southern District of New York (the “SDNY”) filed complaints-in-intervention in these two previously sealed qui tam cases. With respect to the Bassan complaint, all states and Washington, D.C. have declined to intervene at this time. The government’s investigation related to these complaints included the previously disclosed CID that the Company received in October 2015 from the SDNY concerning the Company’s Omnicare pharmacies’ cycle fill process for assisted living facilities. The complaints allege that for certain non-skilled nursing facilities, Omnicare improperly filled prescriptions beyond one year where a valid prescription did not exist and that these dispensing events violated the federal False Claims Act. The Mohajer relators have amended their complaint to include claims based on similar theories related to certain skilled nursing facilities. The Company is defending itself against these claims.

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

CMS Actions

The U.S. Centers for Medicare & Medicaid Services (“CMS”) regularly audits the Company’s performance to determine its compliance with CMS’s regulations and its contracts with CMS and to assess the quality of services it provides to Medicare beneficiaries. CMS uses various payment mechanisms to allocate and adjust premium payments to the Company’s and other companies’ Medicare plans by considering the applicable health status of Medicare members as supported by information prepared, maintained and provided by health care providers. The Company collects claim and encounter data from providers and generally relies on providers to appropriately code their submissions to the Company and document their medical records, including the diagnosis data submitted to the Company with claims. CMS pays increased premiums to Medicare Advantage plans and Medicare PDP plans for members who have certain medical conditions identified with specific diagnosis codes. Federal regulators review and audit the providers’ medical records to determine whether those records support the related diagnosis codes that determine the members’ health status and the resulting risk-adjusted premium payments to the Company. In that regard, CMS has instituted risk adjustment data validation (“RADV”) audits of various Medicare Advantage plans, including certain of the Company’s plans, to validate coding practices and supporting medical record documentation maintained by health care providers and the resulting risk adjusted premium payments to the plans. CMS may require the Company to refund premium payments if the Company’s risk adjusted premiums are not properly supported by medical record data. The Office of the Inspector General of Health and Human Services (the “OIG”) also is auditing the Company’s risk adjustment-related data and that of other companies. The Company expects CMS and the OIG to continue these types of audits.

In 2012, CMS revised its audit methodology for RADV audits to determine refunds payable by Medicare Advantage plans for contract year 2011 and forward. Under the revised methodology, among other things, CMS will extrapolate the error rate identified in the audit sample of approximately 200 members to all risk adjusted premium payments made under the contract being audited. For contract years prior to 2011, CMS did not extrapolate sample error rates to the entire contract. As a result, the revised methodology may increase the Company’s exposure to premium refunds to CMS based on incomplete medical records maintained by providers. Since 2013, CMS has selected certain of the Company’s Medicare Advantage contracts for various contract years for RADV audit, and the number of RADV audits continues to increase. The Company is currently unable to predict which of its Medicare Advantage contracts will be selected for future audit, the amounts of any retroactive refunds of, or prospective adjustments to, Medicare Advantage premium payments made to the Company, the effect of any such refunds or adjustments on the actuarial soundness of the Company’s Medicare Advantage bids, or whether any RADV audit findings would require the Company to change its method of estimating future premium revenue in future bid submissions to CMS or compromise premium assumptions made in the Company’s bids for prior contract years, the current contract year or future contract years. Any premium or fee refunds or adjustments resulting from regulatory audits, whether as a result of RADV, Public Exchange related or other audits by CMS, the OIG, the U.S. Department of Health and Human Services or otherwise, including audits of the Company’s minimum MLR rebates, methodology and/or reports, could be material and could adversely affect the Company’s operating results, cash flows and/or financial condition.

Medicare and Medicaid CIDs

The Company has received CIDs from the Civil Division of the DOJ in connection with a current investigation of the Company’s patient chart review processes in connection with risk adjustment data submissions under Parts C and D of the Medicare program. The Company has been cooperating with the government and providing documents and information in response to these CIDs.

In April 2020, the Company received a CID from the Office of the Washington Attorney General, Medicaid Fraud Control Division, on behalf of the State of Washington and all other states, as well as the District of Columbia, Puerto Rico and the U.S. Virgin Islands. The investigation involves, among other things, possible retention of overpayments and possible submission of false claims for Medicaid reimbursement relating to drugs prescribed by providers who were excluded by the applicable federal and/or state Medicaid programs. The Company is cooperating with the government with respect to this investigation.

Stockholder Matters

The Company and/or its current and/or former directors and/or executive officers are named as defendants in a number of lawsuits and a request for access to information initiated by holders or putative holders of CVS Health common stock.

Between February and August 2019, six class action complaints were filed by putative plaintiffs against the Company and certain current and former officers and directors: Anarkat v. CVS Health Corp., et al. (U.S. District Court for the District of Rhode Island); Labourers’ Pension Fund of Central and Eastern Canada v. CVS Health Corp., et al. (New York Supreme Court); City of Warren Police and Fire Retirement Sys. v. CVS Health Corp., et. al. (Rhode Island Superior Court); Cambria Co. Employees Retirement Sys. v. CVS Health Corp., et al. (New York Supreme Court); Freundlich v. CVS Health Corp., et al. (Rhode Island Superior Court); and Waterford Twp. Police & Fire Retirement Sys. v. CVS Health Corp., et al. (U.S. District Court for the District of Rhode Island). The plaintiffs in these cases assert a variety of causes of action under federal securities laws that are premised on allegations that the defendants made certain omissions and misrepresentations relating to the performance of the Company’s LTC business unit, which allegedly injured investors who acquired CVS Health securities between February 9, 2016 and February 20, 2019. The Freundlich case also alleges that defendants misrepresented anticipated synergies of the acquisition of Aetna (the “Aetna Acquisition”). Plaintiffs in the Freundlich and the City of Warren cases have filed a consolidated complaint that combines their allegations. The Company is defending itself against these claims.

In January 2020, a derivative complaint was filed against the Company’s directors and current and former executive officers in the U.S. District Court for the District of Rhode Island by a stockholder. Lovoi v. Aguirre, et al. makes allegations similar to those contained the six stockholder class action complaints described above, including that the Company made false or misleading statements about its LTC business unit’s financial health. The Lovoi complaint alleges claims for breach of fiduciary duty against the Company’s directors and certain of its current and former executive officers and for violation of the federal securities laws. The Lovoi complaint seeks damages, restitution and equitable relief on behalf of the Company. The Lovoi case has been stayed pending the resolution of the two federal class action complaints described above. The Company’s directors and current and former executive officers are defending themselves against these claims.

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

10.	Segment Reporting

The Company has three operating segments, Pharmacy Services, Retail/LTC and Health Care Benefits, as well as a Corporate/Other segment. The Company’s segments maintain separate financial information, and the Company’s chief operating decision maker (the “CODM”) evaluates the segments’ operating results on a regular basis in deciding how to allocate resources among the segments and in assessing segment performance. The CODM evaluates the performance of the Company’s segments based on adjusted operating income, which is defined as operating income (GAAP measure) excluding the impact of amortization of intangible assets and other items, if any, that neither relate to the ordinary course of the Company’s business nor reflect the Company’s underlying business performance. See the reconciliation of consolidated operating income (GAAP measure) to adjusted operating income below for further context regarding the items excluded from operating income in determining adjusted operating income. The Company uses adjusted operating income as its principal measure of segment performance as it enhances the Company’s ability to compare past financial performance with current performance and analyze underlying business performance and trends. Non-GAAP financial measures the Company discloses, such as consolidated adjusted operating income, should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP.

The following is a reconciliation of financial measures of the Company’s segments to the consolidated totals:

In millions	Pharmacy Services (1)	Retail/ LTC	Health Care Benefits	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Three Months Ended
March 31, 2020
Revenues from external customers	$32,118	$15,357	$19,097	$21	$—	$66,593
Intersegment revenues	2,865	7,392	8	—	(10,265)	—
Net investment income	—	—	93	69	—	162
Total revenues	34,983	22,749	19,198	90	(10,265)	66,755
Adjusted operating income (loss)	1,181	1,902	1,491	(285)	(176)	4,113

March 31, 2019
Revenues from external customers	$29,826	$13,846	$17,700	$25	$—	$61,397
Intersegment revenues	3,732	7,269	6	—	(11,007)	—
Net investment income	—	—	164	85	—	249
Total revenues	33,558	21,115	17,870	110	(11,007)	61,646
Adjusted operating income (loss)	947	1,489	1,562	(231)	(172)	3,595
_____________________________________________

(1)	Total revenues of the Pharmacy Services segment include approximately $3.4 billion and $3.3 billion of retail co-payments for the three months ended March 31, 2020 and 2019, respectively.

The following are reconciliations of consolidated operating income to adjusted operating income for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
In millions	2020	2019
Operating income (GAAP measure)	$3,458	$2,690
Amortization of intangible assets (1)	586	622
Acquisition-related integration costs (2)	69	148
Store rationalization charge (3)	—	135
Adjusted operating income	$4,113	$3,595
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

(2)
During the three months ended March 31, 2020 and 2019, acquisition-related integration costs relate to the Aetna Acquisition. The acquisition-related integration costs are reflected in the Company’s unaudited GAAP condensed consolidated statements of operations in operating expenses within the Corporate/Other segment.

(3)
During the three months ended March 31, 2019, the store rationalization charge primarily relates to operating lease right-of-use asset impairment charges in connection with the planned closure of 46 underperforming retail pharmacy stores in the second quarter of 2019. The store rationalization charge is reflected in the Company’s unaudited GAAP condensed consolidated statement of operations in operating expenses within the Retail/LTC segment.

Index to Condensed Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CVS Health Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of CVS Health Corporation (the Company) as of March 31, 2020, the related condensed consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the three-month periods ended March 31, 2020 and 2019, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2019, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated February 18, 2020, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 6, 2020

Form 10-Q Table of Contents

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview of Business

CVS Health Corporation (“CVS Health”), together with its subsidiaries (collectively, the “Company,” “we,” “our” or “us”), is the nation’s premier health innovation company helping people on their path to better health. Whether in one of its pharmacies or through its health services and plans, the Company is pioneering a bold new approach to total health by making quality care more affordable, accessible, simple and seamless. The Company is community-based and locally focused, engaging consumers with the care they need when and where they need it. The Company has approximately 9,900 retail locations, approximately 1,100 walk-in medical clinics, a leading pharmacy benefits manager with approximately 102 million plan members, a dedicated senior pharmacy care business serving more than one million patients per year and expanding specialty pharmacy services. The Company also serves an estimated 34 million people through traditional, voluntary and consumer-directed health insurance products and related services, including expanding Medicare Advantage offerings and a leading standalone Medicare Part D prescription drug plan (“PDP”). The Company believes its innovative health care model increases access to quality care, delivers better health outcomes and lowers overall health care costs.

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

Overview of the Retail/LTC Segment

The Retail/LTC segment sells prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products, cosmetics and personal care products, provides health care services through its MinuteClinic® walk-in medical clinics and conducts long-term care pharmacy (“LTC”) operations, which distribute prescription drugs and provide related pharmacy consulting and other ancillary services to long-term care facilities and other care settings. As of March 31, 2020, the Retail/LTC segment operated approximately 9,900 retail locations, approximately 1,100 MinuteClinic locations as well as online retail pharmacy websites, LTC pharmacies and onsite pharmacies.

Overview of the Health Care Benefits Segment

The Health Care Benefits segment is one of the nation’s leading diversified health care benefits providers. The Health Care Benefits segment has the information and resources to help members, in consultation with their health care professionals, make more informed decisions about their health care. The Health Care Benefits segment offers a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental and behavioral health plans, medical management capabilities, Medicare Advantage and Medicare Supplement plans, PDPs, Medicaid health care management services, workers’ compensation administrative services and health information technology products and services. The Health Care Benefits segment’s customers include employer groups, individuals, college students, part-time and hourly workers, health plans, health care providers (“providers”), governmental units, government-sponsored plans, labor groups and expatriates. The Company refers to insurance products (where it assumes all or a majority of the risk for medical and dental care costs) as “Insured” and administrative services contract products (where the plan sponsor assumes all or a majority of the risk for medical and dental care costs) as “ASC.”

Overview of the Corporate/Other Segment

The Company presents the remainder of its financial results in the Corporate/Other segment, which consists of:

•
Management and administrative expenses to support the Company’s overall operations, which include certain aspects of executive management and the corporate relations, legal, compliance, human resources, information technology and finance departments, expenses associated with the Company’s investments in its transformation and Enterprise modernization programs and acquisition-related integration costs; and

•	Products for which the Company no longer solicits or accepts new customers such as large case pensions and long-term care insurance products.

COVID-19 and 2020 Outlook

As coronavirus disease 2019 (“COVID-19”) continues to spread and severely impact the economies of the U.S. and other countries around the world, the Company has put preparedness plans in place at our facilities to maintain continuity of our operations, while also taking steps to keep our colleagues healthy and safe. In accordance with governmental directions to shelter-in-place, eliminate large gatherings and practice social distancing, the Company has transitioned many office-based colleagues to a remote work environment. The various initiatives we have implemented to slow and/or reduce the impact of COVID-19, such as colleagues working remotely and installing protective equipment in our retail pharmacies, and the COVID-19-related support programs we have put in place for our customers, medical members and colleagues have increased our operating expenses and reduced the efficiency of our operations.

The legislative and regulatory environment governing our businesses is dynamic and changing frequently as described in more detail below under “Government Regulation,” including mandated increases to the medical services we must pay for without a corresponding increase in the premiums we receive in our Insured Health Care Benefits products. Federal, state and local governmental policies and initiatives designed to reduce the transmission of COVID-19 may not effectively combat the severity and/or duration of the COVID-19 pandemic and have resulted in, among other things, a reduction in utilization of medical services (“utilization”) that is discretionary, the cancellation of elective medical procedures, reduced customer traffic and front store sales in our retail pharmacies, our customers being ordered to close or severely curtail their operations, the adoption of work-from-home policies and a reduction in diagnostic reporting due to reductions in provider visits and restrictions on our access to providers’ medical records, all of which impact our businesses. Among other impacts of these policies and initiatives, we expect an adverse impact on:

•	Drug utilization due to the reduction in discretionary visits with providers;

•	Front store sales as a result of reduced customer traffic in our retail pharmacies due to shelter-in-place orders and COVID-19 related unemployment;

•
Medical membership in our Health Care Benefits segment and covered lives in our PBM clients due to reductions in workforce at our existing customers (including due to business failures) as well as reduced willingness to change benefits providers by prospective customers;

•
Benefit costs due to COVID-19 related support programs we have put in place for our medical members and mandated increases to the medical services we must pay for without a corresponding increase in the premiums we receive in our Insured Health Care Benefits products; and

•	The timing and collectability of payments to the Company from customers, clients, government payers and members as a result of the impact of COVID-19 on them.

In addition to the items described above, we expect the current adverse economic conditions in the U.S. and abroad caused by COVID-19 to continue at least throughout 2020 and possibly longer, resulting in increased unemployment, reduced economic activity, continued capital markets volatility, downward pressure on our net investment income and the value of our investment portfolio and lower interest rates. We also expect to see upward pressure on provider unit costs and changes in provider behavior as providers attempt to maintain revenue levels in their efforts to adjust to their own COVID-19 related impacts and other economic challenges. We may continue to experience similar adverse effects on our businesses, operating results and cash flows from a recessionary economic environment that is expected to persist after the COVID-19 pandemic has moderated. As a result, the quarterly cadence of our earnings is likely to vary from historical patterns.

The COVID-19 pandemic is evolving rapidly. We believe COVID-19’s adverse impact on our businesses, operating results, cash flows and/or financial condition primarily will be driven by the severity and duration of the pandemic; the pandemic’s impact on the U.S. and global economies and consumer behavior and health care utilization patterns; and the timing, scope and impact of stimulus legislation as well as other federal, state and local governmental responses to the pandemic. Those primary drivers are beyond our knowledge and control. As a result, the adverse impact COVID-19 will have on our businesses, operating results, cash flows and/or financial condition is uncertain, but the adverse impact could be material.

In addition to the COVID-19 related matters described above, the Company continues to expect it will experience the following key trends during 2020:

•
The Pharmacy Services segment is expected to benefit from continued improvements in purchasing economics and Enterprise modernization, partially offset by 2020 selling season net losses and continued price compression.

•	The Retail/LTC segment is expected to experience continued reimbursement pressure.

•
The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) imposes a significant industry-wide health insurer fee known as the “HIF.” The HIF is non-deductible for federal income tax purposes and is allocated to insurers based on the ratio of the amount of an insurer’s net premium revenues written during the preceding calendar year to the amount of health insurance premium for all U.S. health risk for certain lines of business during the preceding calendar year. The HIF was suspended for 2019, will be $15.5 billion for 2020 and has been repealed for calendar years after 2020. Our estimated share of the HIF for 2020 is approximately $1.1 billion. While the Company expects the reintroduction of the HIF to result in a lower medical benefit ratio (“MBR”) in 2020 compared to 2019, all else being equal, the Company expects its 2020 consolidated net income and effective income tax rate will be negatively impacted by the HIF compared to 2019 due to the non-deductibility of the HIF for federal income tax purposes.

•
The Company expects changes to its business environment to continue for the next several years as elected and other government officials at the national and state levels continue to propose and enact significant modifications to public policy and existing laws and regulations that govern the Company’s businesses.

The Company’s current expectations described above under “COVID-19 and 2020 Outlook” and below under “Government Regulation” are forward-looking statements. Please see “Cautionary Statement Concerning Forward-Looking Statements” in this report and the Risk Factors sections of this report and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Form 10-K”), for information regarding important factors that may cause the Company’s actual results to differ from those currently projected and/or otherwise materially affect the Company.

Government Regulation

The Families First Coronavirus Response Act (the “Families First Act”) and the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) were enacted in March 2020. Each of the Families First Act and the CARES Act requires the Company to provide coverage for COVID-19 related medical services, in many cases without member cost sharing, in its Insured Health Care Benefits products. The CARES Act also provides relief funding to health care providers to reimburse them for health care related expenses incurred in preventing, preparing for and/or responding to COVID-19 (provided no other source is obligated to reimburse those expenses) or lost health care related revenues that are attributable to COVID-19.

In addition to the Families First Act and the CARES Act, the Company is experiencing an unprecedented level of new laws, regulations, directives and orders from federal, state, county and municipal authorities related to the COVID-19 pandemic, most of which have been issued on an emergency basis with immediate, or in some instances retroactive, effect. These governmental actions include, but are not limited to, requirements to waive member cost sharing associated with COVID-19 testing and treatment, provide coverage for additional COVID-19-related services, expand the use of telemedicine, suspend precertification or other utilization management mechanisms (including review of claims for medical necessity), allow earlier or longer renewal of prescriptions, extend grace periods for payments of premiums or limit coverage termination based on non-payment of premiums or fees, modify health benefits coverage eligibility rules to help maintain employee eligibility, and facilitate, accelerate or advance payments to health care providers. Related governmental actions have required the Company to close or significantly limit operations at traditional office worksites and affected the hours of operation of MinuteClinic locations and the Company’s pharmacies. In some instances the Company has taken permitted proactive actions consistent with more general regulatory directives, such as expanding home delivery of prescription medications, extending hours of operation for member assistance lines and liberalizing certain other terms of coverage. Similar directives have affected the Company’s international operations around the world. The Company anticipates additional mandates and directives from domestic and foreign federal, state, county and city authorities throughout the continuation of the COVID-19 pandemic and for some time thereafter, some of which may result in permanent changes in the Company’s operations or the health care and other benefits cost and other risks assumed by the Company. Further, although the Company has seen regulators relax certain requirements in light of the COVID-19 pandemic, such as temporary suspension of certain audits and extensions of certain filing deadlines, failure to provide regulatory relief or accommodations in other areas may result in increased costs or reduced revenue for the Company.

The impact of this governmental activity on the U.S. economy, consumer, customer and health care provider behavior and health care utilization patterns is beyond our knowledge and control. As a result, the financial and/or operational impact these COVID-19 related governmental actions and inactions will have on our businesses, operating results, cash flows and/or financial condition is uncertain, but the collective impact could be material and adverse.

Separately, in April 2020, the U.S. Supreme Court ruled that health insurance companies may sue the federal government for amounts owed as calculated under the ACA’s temporary risk corridor program. The Company filed a lawsuit in August 2019 to recover the approximately $310 million it is owed under the ACA’s risk corridor program, which had been stayed pending the Supreme Court decision. The Company will continue to seek the payments owed to it and to evaluate the impact of the ACA and legislative, regulatory, administrative policy and litigation-driven changes to the ACA. At March 31, 2020, the Company did not record any ACA risk corridor receivables because payment is uncertain.

Operating Results

The following discussion explains the material changes in the Company’s operating results for the three months ended March 31, 2020 and 2019, and the significant developments affecting the Company’s financial condition since December 31, 2019. We strongly recommend that you read our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in the 2019 Form 10-K.

Summary of Consolidated Financial Results

	Three Months Ended March 31,		Change
In millions	2020	2019	$	%
Revenues:
Products	$47,003	$43,343	$3,660	8.4%
Premiums	17,640	16,282	1,358	8.3%
Services	1,950	1,772	178	10.0%
Net investment income	162	249	(87)	(34.9)%
Total revenues	66,755	61,646	5,109	8.3%
Operating costs:
Cost of products sold	40,347	37,247	3,100	8.3%
Benefit costs	14,387	13,459	928	6.9%
Operating expenses	8,563	8,250	313	3.8%
Total operating costs	63,297	58,956	4,341	7.4%
Operating income	3,458	2,690	768	28.6%
Interest expense	733	782	(49)	(6.3)%
Other income	(54)	(31)	(23)	(74.2)%
Income before income tax provision	2,779	1,939	840	43.3%
Income tax provision	767	512	255	49.8%
Net income	2,012	1,427	585	41.0%
Net income attributable to noncontrolling interests	(5)	(6)	1	16.7%
Net income attributable to CVS Health	$2,007	$1,421	$586	41.2%

Commentary - Three Months Ended March 31, 2020 vs. 2019

Revenues

•
Total revenues increased $5.1 billion, or 8.3%, in the three months ended March 31, 2020 compared to the prior year primarily driven by strong underlying core growth across all segments. Revenues in the Retail/LTC and Pharmacy Services segments in the three months ended March 31, 2020 also increased as a result of the COVID-19 pandemic, which resulted in greater use of 90-day prescriptions and early refills of maintenance medications, as well as increased front store volume in the Retail/LTC segment.

•	Please see “Segment Analysis” later in this report for additional information about the revenues of the Company’s segments.

Operating expenses

•
Operating expenses increased $313 million, or 3.8%, in the three months ended March 31, 2020 compared to the prior year. Operating expenses as a percentage of total revenues were 12.8% in the three months ended March 31, 2020, an increase of 60 basis points compared to the prior year. The increase in operating expenses was primarily due to the reinstatement of the HIF for 2020 and incremental operating expenses to support the increased volume described above. The increase in operating expenses was partially offset by the favorable impact of cost savings initiatives, the absence of the $135 million store rationalization charge recorded in the three months ended March 31, 2019 and a decrease in acquisition-related integration costs of $79 million in the three months ended March 31, 2020 compared to the prior period.

•	Please see “Segment Analysis” later in this report for additional information about the operating expenses of the Company’s segments.

Operating income

•
Operating income increased $768 million, or 28.6%, in the three months ended March 31, 2020 compared to the prior year. The increase was primarily due to (i) increased volume across all segments, (ii) improved purchasing economics in the Pharmacy Services segment, (iii) the favorable impact of cost savings initiatives, (iv) the absence of the $135 million store rationalization charge recorded in the three months ended March 31, 2019 and (v) a decrease in acquisition-related integration costs in the three months ended March 31, 2020 compared to the prior period. These increases were partially offset by a decline in operating income in the Health Care Benefits segment, continued reimbursement pressure in the Retail/LTC segment and continued price compression in the Pharmacy Services segment. The COVID-19 pandemic increased operating income in the three months ended March 31, 2020 due to increased volume in the Retail/LTC segment, as well as reduced benefit costs due to the deferral of elective procedures and other discretionary utilization in the Health Care Benefits segment, partially offset by lower net investment income.

•	Please see “Segment Analysis” later in this report for additional information about the operating income of the Company’s segments.

Interest expense

•
Interest expense decreased $49 million in the three months ended March 31, 2020 compared to the prior year, primarily due to lower average debt in the three months ended March 31, 2020. See “Liquidity and Capital Resources” later in this report for additional information.

Income tax provision

•
The Company’s effective income tax rate was 27.6% in the three months ended March 31, 2020 compared to 26.4% in the prior year. The increase in the effective income tax rate was primarily due to the reinstatement of the non-deductible HIF for 2020.

Segment Analysis

The following discussion of segment operating results is presented based on the Company’s reportable segments in accordance with the accounting guidance for segment reporting and is consistent with the segment disclosure in Note 10 ‘‘Segment Reporting’’ to the unaudited condensed consolidated financial statements.

The Company has three operating segments, Pharmacy Services, Retail/LTC and Health Care Benefits, as well as a Corporate/Other segment. The Company’s segments maintain separate financial information, and the Company’s chief operating decision maker (the “CODM”) evaluates the segments’ operating results on a regular basis in deciding how to allocate resources among the segments and in assessing segment performance. The CODM evaluates the performance of the Company’s segments based on adjusted operating income, which is defined as operating income (GAAP measure) excluding the impact of amortization of intangible assets and other items, if any, that neither relate to the ordinary course of the Company’s business nor reflect the Company’s underlying business performance. See the reconciliations of operating income (GAAP measure) to adjusted operating income below for further context regarding the items excluded from operating income in determining adjusted operating income. The Company uses adjusted operating income as its principal measure of segment performance as it enhances the Company’s ability to compare past financial performance with current performance and analyze underlying business performance and trends. Non-GAAP financial measures the Company discloses, such as consolidated adjusted operating income, should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP.

The following is a reconciliation of financial measures of the Company’s segments to the consolidated totals:

In millions	Pharmacy Services (1)	Retail/ LTC	Health Care Benefits	Corporate/ Other	Intersegment Eliminations (2)	Consolidated Totals
Three Months Ended
March 31, 2020
Total revenues	$34,983	$22,749	$19,198	$90	$(10,265)	$66,755
Adjusted operating income (loss)	1,181	1,902	1,491	(285)	(176)	4,113
March 31, 2019
Total revenues	33,558	21,115	17,870	110	(11,007)	61,646
Adjusted operating income (loss)	947	1,489	1,562	(231)	(172)	3,595
_____________________________________________

(1)	Total revenues of the Pharmacy Services segment include approximately $3.4 billion and $3.3 billion of retail co-payments for the three months ended March 31, 2020 and 2019, respectively.

(2)	Intersegment eliminations relate to intersegment revenue generating activities that occur between the Pharmacy Services segment, the Retail/LTC segment and/or the Health Care Benefits segment.

The following are reconciliations of operating income to adjusted operating income for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020
In millions	Pharmacy Services	Retail/ LTC	Health Care Benefits	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Operating income (loss) (GAAP measure)	$1,114	$1,780	$1,095	$(355)	$(176)	$3,458
Non-GAAP adjustments:
Amortization of intangible assets (1)	67	122	396	1	—	586
Acquisition-related integration costs (2)	—	—	—	69	—	69
Adjusted operating income (loss)	$1,181	$1,902	$1,491	$(285)	$(176)	$4,113

	Three Months Ended March 31, 2019
In millions	Pharmacy Services	Retail/ LTC	Health Care Benefits	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Operating income (loss) (GAAP measure)	$850	$1,238	$1,155	$(381)	$(172)	$2,690
Non-GAAP adjustments:
Amortization of intangible assets (1)	97	116	407	2	—	622
Acquisition-related integration costs (2)	—	—	—	148	—	148
Store rationalization charge (3)	—	135	—	—	—	135
Adjusted operating income (loss)	$947	$1,489	$1,562	$(231)	$(172)	$3,595
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

(2)
During the three months ended March 31, 2020 and 2019, acquisition-related integration costs relate to the Company’s acquisition (the “Aetna Acquisition”) of Aetna Inc. (“Aetna”). The acquisition-related integration costs are reflected in the Company’s unaudited GAAP condensed consolidated statements of operations in operating expenses within the Corporate/Other segment.

(3)
During the three months ended March 31, 2019, the store rationalization charge primarily relates to operating lease right-of-use asset impairment charges in connection with the planned closure of 46 underperforming retail pharmacy stores in the second quarter of 2019. The store rationalization charge is reflected in the Company’s unaudited GAAP condensed consolidated statement of operations in operating expenses within the Retail/LTC segment.

Pharmacy Services Segment

The following table summarizes the Pharmacy Services segment’s performance for the respective periods:

	Three Months Ended March 31,		Change
In millions, except percentages	2020	2019	$	%
Revenues:
Products	$34,746	$33,450	$1,296	3.9%
Services	237	108	129	119.4%
Total revenues	34,983	33,558	1,425	4.2%
Cost of products sold	33,503	32,339	1,164	3.6%
Operating expenses	366	369	(3)	(0.8)%
Operating expenses as a % of total revenues	1.0%	1.1%
Operating income	$1,114	$850	$264	31.1%
Operating income as a % of total revenues	3.2%	2.5%
Adjusted operating income (1)	$1,181	$947	$234	24.7%
Adjusted operating income as a % of total revenues	3.4%	2.8%
Revenues (by distribution channel):
Pharmacy network (2) (3)	$21,100	$21,532	$(432)	(2.0)%
Mail choice (3) (4)	13,674	11,881	1,793	15.1%
Other	209	145	64	44.1%
Pharmacy claims processed: (5)
Total	541.4	481.8	59.6	12.4%
Pharmacy network (2)	461.1	407.7	53.4	13.1%
Mail choice (4)	80.3	74.1	6.2	8.4%
Generic dispensing rate: (5)
Total	89.0%	88.3%
Pharmacy network (2)	89.5%	88.9%
Mail choice (4)	85.7%	84.8%
_____________________________________________

(1)	See “Segment Analysis” above in this report for a reconciliation of operating income (GAAP measure) to adjusted operating income for the Pharmacy Services segment.

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

Commentary - Three Months Ended March 31, 2020 vs. 2019

Revenues

•
Total revenues increased $1.4 billion, or 4.2%, to $35.0 billion for the three months ended March 31, 2020 compared to the prior year primarily due to growth in specialty pharmacy, brand inflation and increased total pharmacy claims volume, including greater use of 90-day prescriptions and early refills of maintenance medications as consumers prepared for the COVID-19 pandemic. The increase was partially offset by previously disclosed client losses, continued price compression and an increased generic dispensing rate.

Operating expenses

•
Operating expenses in the Pharmacy Services segment include selling, general and administrative expenses; depreciation and amortization related to selling, general and administrative activities; and expenses related to specialty retail pharmacies, which include store and administrative payroll, employee benefits and occupancy costs.

•	Operating expenses remained flat in the three months ended March 31, 2020 compared to the prior year.

•	Operating expenses as a percentage of total revenues remained relatively consistent at 1.0% and 1.1% in each of the three-month periods ended March 31, 2020 and 2019, respectively.

Operating income and adjusted operating income

•
Operating income increased $264 million, or 31.1%, and adjusted operating income increased $234 million, or 24.7%, in the three months ended March 31, 2020 compared to the prior year primarily driven by growth in specialty pharmacy, improved purchasing economics and an increased generic dispensing rate, partially offset by previously disclosed client losses and continued price compression. The increase in operating income also was driven by lower amortization expense in the three months ended March 31, 2020.

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

Pharmacy claims processed

•
Total pharmacy claims processed represents the number of prescription claims processed through our pharmacy benefits manager and dispensed by either our retail network pharmacies or our own mail and specialty pharmacies. Management uses this metric to understand variances between actual claims processed and expected amounts as well as trends in period-over-period results. This metric provides management and investors with information useful in understanding the impact of pharmacy claim volume on segment revenues and operating results.

•
The Company’s pharmacy network claims processed on a 30-day equivalent basis increased 13.1% to 461.1 million claims in the three months ended March 31, 2020, compared to 407.7 million claims in the prior year. The increase in pharmacy network claims processed was primarily driven by increased claims processed under the Company’s agreement with IngenioRx, which began in the second quarter of 2019, and greater use of 90-day prescriptions and early refills of maintenance medications as consumers prepared for the COVID-19 pandemic.

•
The Company’s mail choice claims processed on a 30-day equivalent basis increased 8.4% to 80.3 million claims in the three months ended March 31, 2020, compared to 74.1 million claims in the prior year. The increase in mail choice claims was primarily driven by increased claims processed under the Company’s agreement with IngenioRx, greater use of 90-day prescriptions and early refills of maintenance medications as consumers prepared for the COVID-19 pandemic and the continued adoption of Maintenance Choice offerings.

Generic dispensing rate

•
Generic dispensing rate is calculated by dividing the Pharmacy Services segment’s generic drug prescriptions processed or filled by its total prescriptions processed or filled. Management uses this metric to evaluate the effectiveness of the business at encouraging the use of generic drugs when they are available and clinically appropriate, which aids in decreasing costs for client members and retail customers. This metric provides management and investors with information useful in understanding trends in segment total revenues and operating results.

•
The Pharmacy Services segment’s total generic dispensing rate increased to 89.0% in the three months ended March 31, 2020 compared to 88.3% in the prior year. The continued increase in the segment’s generic dispensing rate was primarily due to the impact of new generic drug introductions and the Company’s ongoing efforts to encourage plan members to use generic drugs when they are available and clinically appropriate. The Company believes the segment’s generic dispensing rate will continue to increase in future periods, albeit at a slower pace. This increase will be affected by, among other things, the number of new brand and generic drug introductions and the Company’s success at encouraging plan members to utilize generic drugs when they are available and clinically appropriate.

Retail/LTC Segment

The following table summarizes the Retail/LTC segment’s performance for the respective periods:

	Three Months Ended March 31,		Change
In millions, except percentages	2020	2019	$	%
Revenues:
Products	$22,522	$20,900	$1,622	7.8%
Services	227	215	12	5.6%
Total revenues	22,749	21,115	1,634	7.7%
Cost of products sold	16,578	15,297	1,281	8.4%
Operating expenses	4,391	4,580	(189)	(4.1)%
Operating expenses as a % of total revenues	19.3%	21.7%
Operating income	$1,780	$1,238	$542	43.8%
Operating income as a % of total revenues	7.8%	5.9%
Adjusted operating income (1)	$1,902	$1,489	$413	27.7%
Adjusted operating income as a % of total revenues	8.4%	7.1%
Revenues (by major goods/service lines):
Pharmacy	$17,355	$16,118	$1,237	7.7%
Front Store	5,208	4,799	409	8.5%
Other	186	198	(12)	(6.1)%
Prescriptions filled (2)	375.1	346.8	28.3	8.2%
Same store sales increase: (3)
Total	9.0%	3.8%
Pharmacy	9.3%	4.9%
Front Store	8.0%	0.4%
Prescription volume (2)	9.8%	6.7%
Generic dispensing rate (2)	89.3%	88.7%
_____________________________________________

(1)	See “Segment Analysis” above in this report for a reconciliation of operating income (GAAP measure) to adjusted operating income for the Retail/LTC segment.

(2)
Includes an adjustment to convert 90-day prescriptions to the equivalent of three 30-day prescriptions. This adjustment reflects the fact that these prescriptions include approximately three times the amount of product days supplied compared to a normal prescription.

(3)
Same store sales and prescription volume represent the change in revenues and prescriptions filled in the Company’s retail pharmacy stores that have been operating for greater than one year, expressed as a percentage that indicates the increase or decrease relative to the comparable prior period. Same store metrics exclude revenues from MinuteClinic, revenues and prescriptions from LTC operations and, in 2019, revenues and prescriptions from stores in Brazil. Management uses these metrics to evaluate the performance of existing stores on a comparable basis and to inform future decisions regarding existing stores and new locations. Same-store metrics provide management and investors with information useful in understanding the portion of current revenues and prescriptions resulting from organic growth in existing locations versus the portion resulting from opening new stores.

Commentary - Three Months Ended March 31, 2020 vs. 2019

Revenues

•
Total revenues increased $1.6 billion, or 7.7%, to $22.7 billion in the three months ended March 31, 2020 compared to the prior year primarily driven by increased prescription volume, higher front store revenues and brand inflation, partially offset by continued reimbursement pressure and an increased generic dispensing rate. Total revenues in the three months ended March 31, 2020 reflected the greater use of 90-day prescriptions, early refills of maintenance medications and increased front store volume as consumers prepared for the COVID-19 pandemic, as well as the impact of an additional day in 2020 due to the leap year.

•
Pharmacy same store sales increased 9.3% in the three months ended March 31, 2020 compared to the prior year. The increase was driven by the 9.8% increase in pharmacy same store prescription volume on a 30-day equivalent basis, including increased prescription volume related to COVID-19, brand inflation and the impact of the additional day in 2020 due to the leap year. These increases were partially offset by continued reimbursement pressure and an increased generic dispensing rate.

•
Front store same store sales increased 8.0% in the three months ended March 31, 2020 compared to the prior year. The increase in front store sales in the three months ended March 31, 2020 compared to the prior year was primarily due to strength in consumer health and general merchandise sales, which was primarily driven by COVID-19 related sales; the expansion of the CarePass® program; and the impact of the additional day in 2020 due to the leap year.

Operating expenses

•
Operating expenses in the Retail/LTC segment include store payroll, store employee benefits, store occupancy costs, selling expenses, advertising expenses, depreciation and amortization expense and certain administrative expenses.

•
Operating expenses decreased $189 million, or 4.1%, in the three months ended March 31, 2020 compared to the prior year, primarily due to the absence of the $135 million store rationalization charge primarily related to operating lease right-of-use asset impairment charges in connection with the planned closure of underperforming retail pharmacy stores recorded in the three months ended March 31, 2019, the impact of cost savings initiatives and the favorable resolution of certain legal matters in the three months ended March 31, 2020. These decreases were partially offset by increased operating expenses associated with the increased volume described above, including the impact of COVID-19 in the three months ended March 31, 2020.

•
Operating expenses as a percentage of total revenues decreased to 19.3% in the three months ended March 31, 2020 compared to 21.7% in the prior year. The decrease in operating expenses as a percentage of total revenues was primarily driven by the increases in revenues and decreases in operating expenses described above.

Operating income and adjusted operating income

•
Operating income increased $542 million, or 43.8%, and adjusted operating income increased $413 million, or 27.7%, in the three months ended March 31, 2020 compared to the prior year. The increase in both operating income and adjusted operating income was primarily due to the increased pharmacy and front store volume described above, improved generic drug purchasing, the impact of cost savings initiatives and the favorable resolution of certain legal matters in the three months ended March 31, 2020, partially offset by continued reimbursement pressure. The increase in operating income was also due to the absence of the $135 million store rationalization charge recorded in the three months ended March 31, 2019.

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

Prescriptions filled

•
Prescriptions filled represents the number of prescriptions dispensed through the Retail/LTC segment’s pharmacies. Management uses this metric to understand variances between actual prescriptions dispensed and expected amounts as well as trends in period-over-period results. This metric provides management and investors with information useful in understanding the impact of prescription volume on segment revenues and operating results.

•
Prescriptions filled increased 8.2% on a 30-day equivalent basis, driven primarily by the continued adoption of patient care programs, greater use of 90-day prescriptions and early refills of maintenance medications as consumers prepared for COVID-19, and the impact of the additional day in 2020 due to the leap year.

Generic dispensing rate

•
Generic dispensing rate is calculated by dividing the Retail/LTC segment’s generic drug prescriptions filled by its total prescriptions filled. Management uses this metric to evaluate the effectiveness of the business at encouraging the use of generic drugs when they are available and clinically appropriate, which aids in decreasing costs for client members and retail customers. This metric provides management and investors with information useful in understanding trends in segment total revenues and operating results.

•
The Retail/LTC segment’s generic dispensing rate increased to 89.3% in the three months ended March 31, 2020 compared to 88.7% in the prior year. The continued increase in the segment’s generic dispensing rate was primarily due to the impact of new generic drug introductions. The Company believes the segment’s generic dispensing rate will continue to increase in future periods, albeit at a slower pace. This increase will be affected by, among other things, the number of new brand and generic drug introductions and the Company’s success at encouraging plan members to utilize generic drugs when they are available and clinically appropriate.

Health Care Benefits Segment

The following table summarizes the Health Care Benefits segment’s performance for the respective periods:

	Three Months Ended March 31,		Change
In millions, except percentages and basis points (“bps”)	2020	2019	$	%
Revenues:
Premiums	$17,621	$16,259	$1,362	8.4%
Services	1,484	1,447	37	2.6%
Net investment income	93	164	(71)	(43.3)%
Total revenues	19,198	17,870	1,328	7.4%
Benefit costs	14,516	13,655	861	6.3%
MBR	82.4%	84.0%	(160)	bps
Operating expenses	$3,587	$3,060	$527	17.2%
Operating expenses as a % of total revenues	18.7%	17.1%
Operating income	$1,095	$1,155	$(60)	(5.2)%
Operating income as a % of total revenues	5.7%	6.5%
Adjusted operating income (1)	$1,491	$1,562	$(71)	(4.5)%
Adjusted operating income as a % of total revenues	7.8%	8.7%
_____________________________________________

(1)	See “Segment Analysis” above in this report for a reconciliation of operating income (GAAP measure) to adjusted operating income for the Health Care Benefits segment.

Commentary - Three Months Ended March 31, 2020 vs. 2019

Revenues

•
Total revenues increased $1.3 billion, or 7.4%, to $19.2 billion in the three months ended March 31, 2020 compared to the prior year primarily driven by membership growth in the Health Care Benefits segment’s Government products and the favorable impact of the reinstatement of the HIF for 2020. These increases were partially offset by the absence of the financial results of Aetna’s standalone Medicare Part D prescription drug plans, which the Company retained through 2019, membership declines in the segment’s Commercial Insured products, as well as a decline in net investment income due to lower interest rates and the capital markets volatility associated with the COVID-19 pandemic.

Medical Benefit Ratio (“MBR”)

•
Medical benefit ratio is calculated as benefit costs divided by premium revenues and represents the percentage of premium revenues spent on medical benefits for the Company’s Insured members. Management uses MBR to assess the underlying business performance and underwriting of its insurance products, understand variances between actual results and expected results and identify trends in period-over-period results. MBR provides management and investors with information useful in assessing the operating results of the Company’s Insured Health Care Benefits products.

•	The Health Care Benefits segment’s MBR decreased 160 basis points for the three months ended March 31, 2020 compared to the prior year primarily due to the reinstatement of the HIF for 2020.

Operating expenses

•	Operating expenses in the Health Care Benefits segment include selling, general and administrative expenses and depreciation and amortization expenses.

•
Operating expenses increased $527 million, or 17.2%, in the three months ended March 31, 2020 compared to the prior year. The increase in operating expenses was primarily due to the reinstatement of the HIF for 2020 and incremental operating expenses to support the increased membership described above, including incremental operating expenses to onboard additional Medicaid members in the three months ended March 31, 2020. This increase was partially offset by the impact of cost reduction efforts, including integration synergies.

•
Operating expenses as a percentage of total revenues increased to 18.7% in the three months ended March 31, 2020 compared to 17.1% in the prior year. The increase in operating expenses as a percentage of total revenues was primarily due to the reinstatement of the HIF for 2020.

Operating income and adjusted operating income

•
Operating income decreased $60 million, or 5.2%, and adjusted operating income decreased $71 million, or 4.5% in the three months ended March 31, 2020, compared to the prior year. The decrease was primarily driven by membership declines in the segment’s Commercial Insured products including the migration of Commercial customers from Insured to ASC products, higher Medicaid benefit costs in certain states and incremental operating expenses to onboard additional Medicaid members. This decrease was partially offset by membership growth in the segment’s Government products and increased integration synergies. The COVID-19 pandemic had a modest impact on operating income and adjusted operating income in the three months ended March 31, 2020, as the reduction in benefit costs primarily related to the deferral of elective procedures and other discretionary utilization was largely offset by lower net investment income due to lower interest rates and the capital markets volatility associated with the COVID-19 pandemic.

The following table summarizes the Health Care Benefits segment’s medical membership for the respective periods:

	March 31, 2020			December 31, 2019			March 31, 2019
In thousands	Insured	ASC	Total	Insured	ASC	Total	Insured	ASC	Total
Medical membership:
Commercial	3,372	14,206	17,578	3,591	14,159	17,750	3,611	14,302	17,913
Medicare Advantage	2,584	—	2,584	2,321	—	2,321	2,231	—	2,231
Medicare Supplement	913	—	913	881	—	881	804	—	804
Medicaid	1,835	552	2,387	1,398	558	1,956	1,315	571	1,886
Total medical membership	8,704	14,758	23,462	8,191	14,717	22,908	7,961	14,873	22,834

Supplemental membership information:
Medicare Prescription Drug Plan (standalone) (1)			5,624			5,994			6,044
_____________________________________________

(1)
Represents the Company’s SilverScript PDP membership only. Excludes 2.5 million and 2.4 million members as of December 31, 2019 and March 31, 2019, respectively, related to Aetna’s standalone PDPs that were sold effective December 31, 2018. The Company retained the financial results of the divested plans through 2019 through a reinsurance agreement. Subsequent to 2019, the Company no longer retains the financial results of the divested plans.

Medical Membership

•
Medical membership represents the number of members covered by the Company’s Insured and ASC medical products and related services at a specified point in time. Management uses this metric to understand variances between actual medical membership and expected amounts as well as trends in period-over-period results. This metric provides management and investors with information useful in understanding the impact of medical membership on segment total revenues and operating results.

•
Medical membership as of March 31, 2020 increased compared with December 31, 2019, primarily reflecting increases in Medicare and Medicaid products, partially offset by a decline in Commercial Insured products. Medical membership as of March 31, 2020 increased compared with March 31, 2019, reflecting increases in Medicare and Medicaid products, partially offset by declines in Commercial products.

Medicare Update
On April 6, 2020, the U.S. Centers for Medicare & Medicaid Services issued its final notice detailing final 2021 Medicare Advantage benchmark payment rates (the “Final Notice”). Overall the Company projects the benchmark rates in the Final Notice will increase funding for its Medicare Advantage business, excluding the impact of the HIF, by approximately 1.8% in 2021 compared to 2020.

Corporate/Other Segment

The following table summarizes the Corporate/Other segment’s performance for the respective periods:

	Three Months Ended March 31,		Change
In millions, except percentages	2020	2019	$	%
Revenues:
Premiums	$19	$23	$(4)	(17.4)%
Services	2	2	—	—%
Net investment income	69	85	(16)	(18.8)%
Total revenues	90	110	(20)	(18.2)%
Benefit costs	68	79	(11)	(13.9)%
Operating expenses	377	412	(35)	(8.5)%
Operating loss	(355)	(381)	26	6.8%
Adjusted operating loss (1)	(285)	(231)	(54)	(23.4)%
_____________________________________________

(1)	See “Segment Analysis” above in this report for a reconciliation of operating loss (GAAP measure) to adjusted operating loss for the Corporate/Other segment.

Commentary - Three Months Ended March 31, 2020 vs. 2019

Revenues

•	Revenues relate to products for which the Company no longer solicits or accepts new customers, such as large case pensions and long-term care insurance products.

•
Total revenues decreased $20 million in the three months ended March 31, 2020 compared to the prior year, primarily due to net realized capital losses associated with the COVID-19 related capital markets volatility during the three months ended March 31, 2020 compared to net realized capital gains during the three months ended March 31, 2019.

Operating expenses

•
Operating expenses within the Corporate/Other segment consist of management and administrative expenses to support the Company’s overall operations, which include certain aspects of executive management and the corporate relations, legal, compliance, human resources, information technology and finance departments, expenses associated with the Company’s investments in its transformation and Enterprise modernization programs and acquisition-related integration costs. Segment operating expenses also include operating costs to support the large case pensions and long-term care insurance products.

•
Operating expenses decreased $35 million in the three months ended March 31, 2020 compared to the prior year. The decrease was primarily driven by a decrease in acquisition-related integration costs of $79 million in the three months ended March 31, 2020 compared to the prior period, partially offset by incremental operating expenses associated with the Company’s investments in transformation and increased legal costs in the three months ended March 31, 2020.

Liquidity and Capital Resources

Cash Flows

The Company maintains a level of liquidity sufficient to allow it to meet its cash needs in the short-term. Over the long term, the Company manages its cash and capital structure to maximize shareholder return, maintain its financial condition and maintain flexibility for future strategic initiatives. The Company continuously assesses its regulatory capital requirements, working capital needs, debt and leverage levels, debt maturity schedule, capital expenditure requirements, dividend payouts, potential share repurchases and future investments or acquisitions. The Company believes its operating cash flows, commercial paper program, credit facilities, sale-leaseback program, as well as any potential future borrowings, will be sufficient to fund these future payments and long-term initiatives. As of March 31, 2020, the Company had approximately $10.1 billion in cash and cash equivalents, approximately $5.8 billion of which was held by the parent company or nonrestricted subsidiaries.

The COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in the capital markets. In addition to adversely affecting the Company’s businesses, which may have a material adverse impact on the Company’s profitability and cash flows, these developments may adversely affect the timing and collectability of payments to the Company from customers, clients, government payers and members as a result of the impact of COVID-19 on them. As a result of the continued uncertainty generated by COVID-19, on March 31, 2020, the Company issued $4 billion aggregate principal amount of unsecured senior notes to enhance its liquidity and strengthen its capital. The net proceeds from this offering will be used for general corporate purposes, which may include working capital, capital expenditures and repayment of indebtedness. As the net proceeds from this offering were not immediately used for these purposes, the net proceeds were held in cash or temporarily invested in cash equivalents and short-term investment-grade securities as of March 31, 2020. The Company will continue to monitor the severity and duration of the pandemic and its impact on the U.S. and global economies, consumer behavior and health care utilization patterns and our businesses, results of operations, financial condition, and cash flows.

The net change in cash, cash equivalents and restricted cash during the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended March 31,		Change
In millions, except percentages	2020	2019	$	%
Net cash provided by operating activities	$3,305	$1,948	$1,357	69.7%
Net cash used in investing activities	(1,597)	(891)	(706)	79.2%
Net cash provided by financing activities	2,675	816	1,859	227.8%
Net increase in cash, cash equivalents and restricted cash	$4,383	$1,873	$2,510	134.0%

Commentary

•
Net cash provided by operating activities increased by $1.4 billion in the three months ended March 31, 2020 compared to the prior year due primarily to the timing of payables and higher operating income in the Pharmacy Services and Retail/LTC segments, which were impacted by the COVID-19 pandemic as described in “Segment Analysis” above in this report.

•
Net cash used in investing activities increased by $706 million in the three months ended March 31, 2020 compared to the prior year due primarily to an increase in cash used for acquisitions and increased net purchases of investments.

•
Net cash provided by financing activities was $2.7 billion in the three months ended March 31, 2020 compared to $816 million in the prior year. The increase in cash provided by financing activities primarily related to the issuance of $4.0 billion of senior notes during the three months ended March 31, 2020, partially offset by lower short-term borrowings during the three months ended March 31, 2020 compared to the prior year.

Short-term Borrowings

Commercial Paper and Back-up Credit Facilities
The Company had approximately $255 million of commercial paper outstanding at a weighted average interest rate of 3.72% as of March 31, 2020. In connection with its commercial paper program, the Company maintains a $1.0 billion 364-day unsecured back-up revolving credit facility, which expires on May 14, 2020, a $1.0 billion, five-year unsecured back-up revolving credit facility, which expires on May 18, 2022, a $2.0 billion, five-year unsecured back-up revolving credit facility, which expires on May 17, 2023, and a $2.0 billion, five-year unsecured back-up revolving credit facility, which expires on May 16, 2024. The Company intends to renew its 364-day unsecured back-up revolving credit facility prior to its expiration. The credit facilities allow for borrowings at various rates that are dependent, in part, on the Company’s public debt ratings and require the Company to pay a weighted average quarterly facility fee of approximately .03%, regardless of usage. As of March 31, 2020, there were no borrowings outstanding under any of the Company’s back-up credit facilities.

Federal Home Loan Bank of Boston
A subsidiary of the Company is a member of the Federal Home Loan Bank of Boston (the “FHLBB”). As a member, the subsidiary has the ability to obtain cash advances, subject to certain minimum collateral requirements. The maximum borrowing capacity available from the FHLBB as of March 31, 2020, was approximately $855 million. As of March 31, 2020, there were no outstanding advances from the FHLBB.

Long-term Borrowings

2020 Notes
On March 31, 2020, the Company issued $750 million aggregate principal amount of 3.625% unsecured senior notes due April 1, 2027, $1.5 billion aggregate principal amount of 3.75% unsecured senior notes due April 1, 2030, $1.0 billion aggregate principal amount of 4.125% unsecured senior notes due April 1, 2040 and $750 million aggregate principal amount of 4.25% unsecured senior notes due April 1, 2050 (collectively, the “2020 Notes”) for total proceeds of approximately $3.95 billion, net of discounts and underwriting fees. The net proceeds of the 2020 Notes will be used for general corporate purposes, which may include working capital, capital expenditures and repayment of indebtedness. As the net proceeds from this offering were not immediately used for these purposes, the net proceeds were held in cash or temporarily invested in cash equivalents and short-term investment-grade securities as of March 31, 2020.

During March 2020, the Company entered into several interest rate swap transactions to manage interest rate risk. These agreements were designated as cash flow hedges and were used to hedge the exposure to variability in future cash flows resulting from changes in interest rates related to the anticipated issuance of the 2020 Notes. In connection with the issuance of the 2020 Notes, the Company terminated all outstanding cash flow hedges. The Company paid a net amount of $7 million to the hedge counterparties upon termination, which was recorded as a loss, net of tax, of $5 million in accumulated other comprehensive income and will be reclassified as interest expense over the life of the 2020 Notes. See Note 7 ‘‘Other Comprehensive Income’’ to the unaudited condensed consolidated financial statements for additional information.

Debt Covenants

The Company’s back-up revolving credit facilities, unsecured senior notes and unsecured floating rate notes contain customary restrictive financial and operating covenants. These covenants do not include an acceleration of the Company’s debt maturities in the event of a downgrade in the Company’s credit ratings. The Company does not believe the restrictions contained in these covenants materially affect its financial or operating flexibility. As of March 31, 2020, the Company was in compliance with all of its debt covenants.

Debt Ratings

As of March 31, 2020, the Company’s long-term debt was rated “Baa2” by Moody’s Investor Service, Inc. (“Moody’s”) and “BBB” by Standard & Poor’s Financial Services LLC (“S&P”), and its commercial paper program was rated “P-2” by Moody’s and “A-2” by S&P. In assessing the Company’s credit strength, the Company believes that both Moody’s and S&P considered, among other things, the Company’s capital structure and financial policies as well as its consolidated balance sheet, its historical acquisition activity and other financial information. Although the Company currently believes its long-term debt ratings will remain investment grade, it cannot guarantee the future actions of Moody’s and/or S&P. The Company’s debt ratings have a direct impact on its future borrowing costs, access to capital markets and new store operating lease costs.

Share Repurchase Program

During the three months ended March 31, 2020 and 2019, the Company did not repurchase any shares of common stock. See Note 6 ‘‘Shareholders’ Equity’’ to the unaudited condensed consolidated financial statements for additional information on the Company’s share repurchase program.

Off-Balance Sheet Arrangements

See Note 9 ‘‘Commitments and Contingencies’’ to the unaudited condensed consolidated financial statements for information on the Company’s lease guarantees.

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

Measurement of Credit Losses on Financial Instruments

Effective January 1, 2020, the Company adopted Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326). This standard requires the use of a forward-looking expected credit loss impairment model for trade and other receivables, held-to-maturity debt securities, loans and other instruments. This standard also requires impairments and recoveries for available-for-sale debt securities to be recorded through an allowance account and revises certain disclosure requirements. The Company adopted the credit loss impairment model on a modified retrospective basis and recorded a $3 million cumulative effect adjustment to reduce retained earnings as of the adoption date. The Company adopted the available-for-sale debt security impairment model on a prospective basis. The adoption of this standard did not have a material impact on the Company’s consolidated operating results, cash flows or financial condition. See Note 1 ‘‘Significant Accounting Policies’’ to the unaudited condensed consolidated financial statements for a discussion of the adoption of this new accounting standard and associated updates to the Company’s accounting policies from those previously disclosed in the 2019 Form 10-K.

Recoverability of Goodwill

During 2019, the Company performed its required annual impairment test of goodwill. The results of this impairment test indicated that there was no impairment of goodwill as of the testing date. The goodwill impairment test resulted in the fair values of all of the Company’s reporting units exceeding their carrying values by significant margins, with the exception of the Commercial Business and LTC reporting units, which exceeded their carrying values by approximately 4% and 9%, respectively.

In connection with the Aetna Acquisition in November 2018, the Company added the Health Care Benefits segment which includes the Commercial Business reporting unit. The transaction was accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and liabilities assumed to be recognized at their fair values at the date of acquisition. As a result, at the time of the acquisition the fair value of the Commercial Business reporting unit was equal to its carrying value. Given the close proximity of the Aetna Acquisition to the 2019 annual impairment test of goodwill, as expected, the fair value of the Commercial Business reporting unit remained relatively in line with the carrying value of the reporting unit. In addition, the Company has experienced declines in its Commercial Insured medical membership subsequent to the closing date of the Aetna Acquisition and may continue to do so for a number of reasons, including customers continuing to migrate from Insured to ASC products. The Company’s fair value estimate is sensitive to significant assumptions including changes in medical membership, revenue growth rate, operating income and the discount rate.

Although the Company believes the financial projections used to determine the fair value of the LTC reporting unit in the third quarter of 2019 were reasonable and achievable, the LTC reporting unit has faced challenges that affect the Company’s ability to grow the LTC reporting unit’s business at the rate estimated when such goodwill impairment test was performed and may continue to do so. These challenges and some of the key assumptions included in the Company’s financial projections to determine the estimated fair value of the LTC reporting unit include client retention rates; occupancy rates in skilled nursing facilities; the financial health of skilled nursing facility customers; facility reimbursement pressures; the Company’s ability to execute its senior living initiative; the Company’s ability to make acquisitions and integrate those businesses into its LTC operations in an orderly manner; and the Company’s ability to extract cost savings from labor productivity and other initiatives. The fair value of the LTC reporting unit also is dependent on market multiples of peer group companies and the risk-free interest rate environment, which impacts the discount rate used in the discounted cash flow valuation method. If the LTC reporting unit does not achieve its forecasts, it is reasonably possible in the near term that the goodwill of the LTC reporting unit could be deemed to be impaired by a material amount. As of March 31, 2020, the goodwill balance in the LTC reporting unit was $431 million.

The COVID-19 pandemic severely impacted global economic activity in the first quarter of 2020, including the businesses of some of the Company’s customers, and caused significant volatility and negative pressure in the capital markets. In addition to adversely affecting the Company’s businesses, which may have a material adverse impact on the Company’s profitability and cash flows, these developments may adversely affect the timing and collectability of payments to the Company from customers, clients, government payers and members as a result of the impact of COVID-19 on them. As a result of COVID-19, we expect an adverse impact on medical membership in our Commercial business due to reductions in workforce at our existing customers (including due to business failures) as well as reduced willingness to change benefit providers by prospective customers. We also expect COVID-19 may have an adverse impact on the financial health of our long-term care facility customers due to declines in new patient intakes as well as increased patient attrition, which may be magnified due to the concentration of higher risk individuals served. For further information regarding the potential adverse impact of COVID-19 on the Company, please see “Risk Factors” in Part II, Item 1A of this report. The COVID-19 pandemic is evolving rapidly. We believe COVID-19’s adverse impact on our businesses, operating results, cash flows and/or financial condition primarily will be driven by the severity and duration of the pandemic; the pandemic’s impact on the U.S. and global economies and consumer behavior and health care utilization patterns; and the timing, scope and impact of stimulus legislation as well as other federal, state and local governmental responses to the pandemic. Those primary drivers are beyond our knowledge and control. As a result, the adverse impact COVID-19 will have on our businesses, operating results, cash flows and/or financial condition is uncertain, but the adverse impact could be material. If the Company’s businesses, results of operations, financial condition and/or cash flows are materially adversely affected, the goodwill of the LTC and Commercial Business reporting units could be deemed to be impaired by a material amount.

For a full description of the Company’s other critical accounting policies, see “Critical Accounting Policies” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2019 Form 10-K.

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

Certain information contained in this Quarterly Report on Form 10-Q (this “report”) is forward-looking within the meaning of the Reform Act or SEC rules. This information includes, but is not limited to: “COVID-19 and 2020 Outlook” and “Government Regulation“ of Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in Part I, Item 2, “Quantitative and Qualitative Disclosures About Market Risk” included in Part I, Item 3, and “Risk Factors” included in Part II, Item 1A of this report. In addition, throughout this report and our other reports and communications, we use the following words or variations or negatives of these words and similar expressions when we intend to identify forward-looking statements:

·	Anticipates	·	Believes	·	Can	·	Continue	·	Could
·	Estimates	·	Evaluate	·	Expects	·	Explore	·	Forecast
·	Guidance	·	Intends	·	Likely	·	May	·	Might
·	Outlook	·	Plans	·	Potential	·	Predict	·	Probable
·	Projects	·	Seeks	·	Should	·	View	·	Will

All statements addressing the future operating performance of CVS Health or any segment or any subsidiary and/or future events or developments, including statements relating to the projected impact of COVID-19 on the Company’s businesses, investment portfolio, operating results, cash flows and/or financial condition; statements relating to corporate strategy, revenue or adjusted revenue, operating income or adjusted operating income, earnings per share or adjusted earnings per share, Pharmacy Services segment business, sales results and/or trends and/or operations, Retail/LTC segment business, sales results and/or trends and/or operations, Health Care Benefits segment business, sales results and/or trends, medical cost trends, medical membership, Medicare Part D membership, medical benefit ratios and/or operations, incremental investment spending, interest expense, effective tax rate, weighted-average share count, cash flow from operations, net capital expenditures, cash available for debt repayment, integration synergies, net synergies, integration costs, enterprise modernization, transformation, leverage ratio, cash available for enhancing shareholder value, inventory reduction, turn rate and/or loss rate, debt ratings, the Company’s ability to attract or retain customers and clients, store development and/or relocations, new product development, and the impact of industry and regulatory developments; and statements expressing optimism or pessimism about future operating results or events, are forward-looking statements within the meaning of the Reform Act.

Forward-looking statements rely on a number of estimates, assumptions and projections concerning future events, and are subject to a number of significant risks and uncertainties and other factors that could cause actual results to differ materially from those statements. Many of these risks and uncertainties and other factors are outside our control. Certain of these risks and uncertainties and other factors are described under “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and/or under “Risk Factors” included in Part II, Item 1A of this report; these are not the only risks and uncertainties we face. There can be no assurance that the Company has identified all the risks that affect it. Additional risks and uncertainties not presently known to the Company or that the Company currently believes to be immaterial also may adversely affect the Company’s businesses. If any of those risks or uncertainties develops into actual

Form 10-Q Table of Contents

events, those events or circumstances could have a material adverse effect on the Company’s businesses, operating results, cash flows, financial condition and/or stock price, among other effects.

You should not put undue reliance on forward-looking statements. Any forward-looking statement speaks only as of the date of this report, and we disclaim any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events, uncertainties or otherwise.

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

Investments

The Company’s investment portfolio supported the following products at March 31, 2020 and December 31, 2019:

In millions	March 31, 2020	December 31, 2019
Experience-rated products	$1,048	$1,100
Remaining products	18,424	18,587
Total investments	$19,472	$19,687

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

The debt securities in the Company’s investment portfolio had an average credit quality rating of A at both March 31, 2020 and December 31, 2019 with approximately $4.7 billion and $4.4 billion rated AAA at March 31, 2020 and December 31, 2019, respectively.  The debt securities that were rated below investment grade (that is, having a credit quality rating below BBB-/Baa3) were $1.1 billion and $1.2 billion at March 31, 2020 and December 31, 2019, respectively (of which 5% and 4% at March 31, 2020 and December 31, 2019, respectively, supported experience-rated products).

At March 31, 2020 and December 31, 2019, the Company held $325 million and $333 million, respectively, of municipal debt securities that were guaranteed by third parties, representing 2% of total investments at both March 31, 2020 and December 31, 2019. These securities had an average credit quality rating of AA at both March 31, 2020 and December 31, 2019 with the guarantee. These securities had an average credit quality rating of A and A+ at March 31, 2020 and December 31, 2019, respectively, without the guarantee. The Company does not have any significant concentration of investments with third party guarantors (either direct or indirect).

The Company generally classifies debt securities as available for sale, and carries them at fair value on the unaudited condensed consolidated balance sheets. At both March 31, 2020 and December 31, 2019, less than 1% of debt securities were valued using inputs that reflect the Company’s assumptions (categorized as Level 3 inputs in accordance with accounting principles generally accepted in the United States of America). See Note 4 ‘‘Fair Value’’ included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 for additional information on the methodologies and key assumptions used to determine the fair value of investments. For additional information related to investments, see Note 2 ‘‘Investments’’ to the unaudited condensed consolidated financial statements.

The Company regularly reviews debt securities in its portfolio to determine whether a decline in fair value below the cost basis or carrying value has occurred. If a debt security is in an unrealized loss position and the Company has the intent to sell the security, or it is more likely than not that the Company will have to sell the security before recovery of its amortized cost basis, the amortized cost basis of the security is written down to its fair value and the difference is recognized in net income. If a debt

Form 10-Q Table of Contents

security is in an unrealized loss position and the Company does not have the intent to sell and it is more likely than not that the Company will not have to sell such security before recovery of its amortized cost basis, the Company bifurcates the impairment into credit-related and non-credit related components. The amount of the credit-related component is recorded as an allowance for credit losses and recognized in net income, and the amount of the non-credit related component is included in other comprehensive income. The accounting for and measurement of credit losses on financial instruments is considered a critical accounting policy. See Note 1 ‘‘Significant Accounting Policies’’ to the unaudited condensed consolidated financial statements for a discussion of the Company’s accounting policy for debt securities.

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

On a quarterly basis, the Company reviews the impact of hypothetical net losses in its investment portfolio on the Company’s consolidated near-term financial condition, operating results and cash flows assuming the occurrence of certain reasonably possible changes in near-term market rates and prices. Interest rate changes (whether resulting from changes in treasury yields or credit spreads or other factors) represent the most material risk exposure category for the Company. The Company has estimated the impact on the fair value of market sensitive instruments based on the net present value of cash flows using a representative set of likely future interest rate scenarios. The assumptions used were as follows: an immediate increase of 100 basis points in interest rates (which the Company believes represents a moderately adverse scenario) and an immediate decrease of 15% in prices for publicly traded domestic equity securities.

Assuming an immediate increase of 100 basis points in interest rates, the theoretical decline in the fair values of market sensitive instruments at March 31, 2020 is as follows:

•
The fair value of long-term debt would decline by approximately $4.6 billion ($5.8 billion pretax). Changes in the fair value of long-term debt do not impact the Company’s operating results or financial condition.

•
The theoretical reduction in the fair value of debt investment securities partially offset by the theoretical reduction in the fair value of interest rate sensitive liabilities would result in a net decline in fair value of approximately $410 million ($520 million pretax) related to continuing non-experience-rated products. Reductions in the fair value of investment securities would be reflected as an unrealized loss in equity, as the Company classifies these debt securities as available for sale. The Company does not record liabilities at fair value.

If the value of the Company’s publicly traded domestic equity securities were to decline by 15%, this would result in a net decline in fair value of $6 million ($7 million pretax).

Based on overall exposure to interest rate risk and equity price risk, the Company believes that these changes in market rates and prices would not materially affect consolidated near-term financial condition, operating results or cash flows as of March 31, 2020.

Evaluation of Foreign Currency and Commodity Risk

At March 31, 2020 and December 31, 2019, the Company did not have any material foreign currency exchange rate or commodity derivative instruments in place and believes its exposure to foreign currency exchange rate risk is not material.

At March 31, 2020 and December 31, 2019, 4.8% and 6.1%, respectively, of the Company’s investment portfolio was comprised of investments that have exposure to the oil and gas industry, with more than half that amount comprised of investment grade rated debt securities. These exposures are experiencing varied degrees of financial strains in the current depressed oil and gas price environment, and the likelihood of the Company’s portfolio incurring additional realized capital losses on these exposures may increase if such depressed prices persist and/or decline further.

Form 10-Q Table of Contents

Evaluation of Operational Risks

The Company also faces certain operational risks. Those risks include risks related to the COVID-19 pandemic and risks related to information security, including cybersecurity.

The spread of COVID-19, or actions taken to mitigate its spread, could have material and adverse effects on our ability to operate our businesses effectively, including as a result of the complete or partial closure of facilities or labor shortages. Disruptions in our supply chains, our distribution chains and/or public and private infrastructure, including communications, financial services and supply chains, could materially and adversely impact our business operations. We have transitioned a significant subset of our colleagues to a remote work environment in an effort to mitigate the spread of COVID-19, as have a significant number of our third-party service providers, which may amplify certain risks to our businesses, including an increased demand for information technology resources, increased risk of phishing and other cyber attacks, increased risk of unauthorized dissemination of sensitive personal information or proprietary or confidential information about us or our medical members or other third-parties and increased risk of business interruptions.

The Company and its vendors have experienced and continue to experience a variety of cyber attacks, and the Company and its vendors expect to continue to experience cyber attacks going forward. Among other things, the Company and its vendors have experienced automated attempts to gain access to public facing networks, brute force, SYN flood and distributed denial of service attacks, attempted malware infections, vulnerability scanning, ransomware attacks, spear-phishing campaigns, mass reconnaissance attempts, injection attempts, phishing, PHP injection and cross-site scripting. The Company also has seen an increase in attacks designed to obtain access to consumers’ accounts using illegally obtained demographic information. The Company is dedicating and will continue to dedicate significant resources and incur significant expenses to maintain and update on an ongoing basis the systems and processes that are designed to mitigate the information security risks it faces and protect the security of its computer systems, software, networks and other technology assets against attempts by unauthorized parties to obtain access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage. The impact of cyber attacks has not been material to the Company’s operations or operating results through March 31, 2020. The Board of Directors of CVS Health Corporation and its Audit Committee and Nominating and Corporate Governance Committee are regularly informed regarding the Company’s information security policies, practices and status.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a‑15(f) and 15d‑15(f)) as of March 31, 2020, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to provide reasonable assurance that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that occurred in the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

The information contained in Note 9 ‘‘Commitments and Contingencies’’ contained in “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference herein.

Item 1A.	Risk Factors

The following information supplements the risk factors described in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 10-K”) and should be read in conjunction with the risk factors described in the 2019 10-K. The COVID-19 pandemic underscores and amplifies certain risks we face in our businesses, including those discussed in the 2019 10-K. Due to the unprecedented nature of the pandemic, we cannot identify all of the risks we face from the pandemic.

Form 10-Q Table of Contents

The spread, impact of and response to coronavirus disease 2019, or COVID-19, underscores and amplifies certain risks we face, including those discussed in our Form 10-K for the fiscal year ended December 31, 2019. The adverse impact COVID-19 will have on our businesses, operating results, cash flows and/or financial condition is uncertain, but the adverse impact could be material.

Coronavirus disease 2019 (“COVID-19”) has spread to every state in the U.S., has been declared a pandemic by the World Health Organization and has severely impacted, and is expected to continue to severely impact, the economies of the U.S. and other countries around the world.

The legislative and regulatory environment governing our businesses is dynamic and changing frequently, including the Families First Coronavirus Response Act (the “Families First Act”), the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and mandated increases to the medical services we must pay for without a corresponding increase in the premiums we receive in our Health Care Benefits insurance products where we assume all or a majority of the risk for medical and dental care costs (our “Insured” products). As a result of COVID-19, including legislative and/or regulatory responses to COVID-19, the premiums we charge in our Insured Health Care Benefits products may prove to be insufficient to cover the cost of medical services delivered to our Insured medical members, which may increase significantly as a result of higher utilization rates of medical facilities and services and other increases in associated hospital and pharmaceutical costs. Federal, state and local governmental policies and initiatives to reduce the transmission of COVID-19, including shelter-in-place orders and social distancing directives, may not effectively combat the severity and/or duration of the COVID-19 pandemic and have resulted in, among other things, a reduction in utilization of medical services (“utilization”) that is discretionary, the cancellation of elective medical procedures, reduced customer traffic and front store sales in our retail pharmacies, our customers being ordered to close or severely curtail their operations, the adoption of work-from-home policies and a reduction in diagnostic reporting due to reductions in health care provider visits and restrictions on our access to providers’ medical records, all of which impact our businesses. Among other impacts of these policies and initiatives on our businesses, we expect changes in medical claims submission patterns and an adverse impact on (i) drug utilization due to the reduction in discretionary visits with health care providers; (ii) front store sales as a result of reduced customer traffic in our retail pharmacies due to shelter-in-place orders and COVID-19 related unemployment; (iii) medical membership in our Health Care Benefits segment and covered lives in our PBM clients due to reductions in workforce at our existing customers (including due to business failures) as well as reduced willingness to change benefits providers by prospective customers; (iv) benefit costs due to COVID-19 related support programs we have put in place for our medical members and mandated increases to the medical services we must pay for without a corresponding increase in the premiums we receive in our Insured Health Care Benefits products; and (v) the timing and collectability of payments to the Company from customers, clients, government payers and members as a result of the impact of COVID-19 on them. Over time, these policies and initiatives also may cause us to experience increased benefit costs and/or decreased revenues in our Health Care Benefits segment if, as a result of our medical members not seeing their health care providers as a result of COVID-19, we are unable to implement clinical initiatives to manage benefit costs and chronic conditions of our medical members and appropriately document their risk profiles.

In addition, in response to COVID-19, during the first quarter of 2020, we began to offer our medical members expanded benefit coverage and became obligated by governmental action to provide other additional coverage. This expanded benefit coverage is being provided without a corresponding increase in the premiums we receive in our Insured Health Care Benefits products. We also are taking actions designed to help provide financial and administrative relief for the health care provider community. Such measures and any further steps we take or are required to take to expand or otherwise modify the services delivered to our Health Care Benefits members, provide relief for the health care provider community, or in connection with the relaxation of shelter-in-place orders and social distancing directives and other restrictions on movement and economic activity intended to reduce the spread of COVID-19, including the potential for widespread testing as a component of lifting those measures, could adversely impact our benefit costs, medical benefit ratio and operating results.

The various initiatives we have implemented to slow and/or reduce the impact of COVID-19, such as colleagues working remotely and installing protective equipment in our retail pharmacies, and the COVID-19-related support programs we have put in place for our customers, medical members and colleagues have increased our operating expenses and reduced the efficiency of our operations. Our operating results will continue to be adversely affected so long as these initiatives continue or if they are expanded. In addition, the significant deterioration of the U.S. and global economies is having, and is expected to continue to have, a significant adverse impact on our net investment income and the value of our investment portfolio.

The spread of COVID-19, or actions taken to mitigate its spread, could have material and adverse effects on our ability to operate our businesses effectively, including as a result of the complete or partial closure of facilities, labor shortages and/or financial difficulties experienced by third-party service providers. Disruptions in our supply chains, our distribution chains and/or public and private infrastructure, including communications, financial services and supply chains, could materially and

Form 10-Q Table of Contents

adversely impact our business operations. We have transitioned a significant subset of our colleagues to a remote work environment in an effort to mitigate the spread of COVID-19, as have a significant number of our third-party service providers, which may amplify certain risks to our businesses, including an increased demand for information technology resources, increased risk of phishing and other cybersecurity attacks, increased risk of unauthorized dissemination of sensitive personal information or proprietary or confidential information about us or our medical members or other third-parties and increased risk of business interruptions.

The COVID-19 pandemic is evolving rapidly. We believe COVID-19’s adverse impact on our businesses, operating results, cash flows and/or financial condition primarily will be driven by the severity and duration of the pandemic; the pandemic’s impact on the U.S. and global economies and consumer behavior and health care utilization patterns; and the timing, scope and impact of stimulus legislation as well as other federal, state and local governmental responses to the pandemic. Those primary drivers are beyond our knowledge and control. As a result, the adverse impact COVID-19 will have on our businesses, operating results, cash flows and/or financial condition is uncertain, but the adverse impact could be material.

A number of factors, many of which are beyond our control, including COVID-19, contribute to rising health care and other benefit costs. We may not be able to accurately forecast health care and other benefit costs, which could adversely affect our Health Care Benefits segment’s operating results. There can be no assurance that future health care and other benefits costs will not exceed our projections.

As a result of COVID-19, the current economic environment is deteriorating and less predictable than recently experienced, which has caused and may continue to cause unanticipated and significant volatility in our health care and other benefits costs, including post-acute care skilled nursing facility and behavioral health costs. Premiums for our Insured Health Care Benefits products, which comprised 91% of our Health Care Benefits revenues for 2019, are priced in advance based on our forecasts of health care and other benefit costs during a fixed premium period, which is generally twelve months. These forecasts are typically developed several months before the fixed premium period begins, are influenced by historical data (and recent historical data in particular), are dependent on our ability to anticipate and detect medical cost trends and changes in our members’ behavior and health care utilization patterns and medical claim submission patterns and require a significant degree of judgment. For example, our revenue on Medicare policies is based on bids submitted in June of the year before the contract year. Cost increases in excess of our projections cannot be recovered in the fixed premium period through higher premiums. As a result, our profits are particularly sensitive to the accuracy of our forecasts of the increases in health care and other benefit costs that we expect to occur and our ability to anticipate and detect medical cost trends. For 2020 those forecasts do not include any projections for COVID-19 related costs, including COVID-19 related post-acute care skilled nursing facility and behavioral health costs and government mandated and voluntary expansions of benefits coverage which may be significant. During periods such as 2020 when health care and other benefit costs, utilization and/or medical costs trends experience significant volatility and medical claim submission patterns are changing rapidly as a result of COVID-19, accurately detecting, forecasting, managing, reserving and pricing for our (and our self-insured customers’) medical cost trends and incurred and future health care and other benefits costs is more challenging. There can be no assurance regarding the accuracy of the health care or other benefit cost projections reflected in our pricing, and our health care and other benefit costs (including post-acute care skilled nursing facility and behavioral health costs) are affected by COVID-19 and other external events over which we have no control. Even relatively small differences between predicted and actual health care and other benefit costs as a percentage of premium revenues can result in significant adverse changes in our Health Care Benefits segment’s operating results.

A number of factors contribute to rising health care and other benefit costs, including COVID-19, previously uninsured members entering the health care system, changes in members’ behavior and health care utilization patterns, turnover in our membership, additional government mandated benefits or other regulatory changes (including under the Families First Act and the CARES Act), changes in the health status of our members, the aging of the population and other changing demographic characteristics, advances in medical technology, increases in the number and cost of prescription drugs (including specialty pharmacy drugs and ultra-high cost drugs and therapies), direct-to-consumer marketing by drug manufacturers, the increasing influence of social media on our members’ health care utilization and other behaviors, changes in health care practices and general economic conditions (such as inflation and employment levels). In addition, government-imposed limitations on Medicare and Medicaid reimbursements to health plans and providers have caused the private sector to bear a greater share of increasing health care and other benefits costs over time, and future amendments or repeal or replacement of the ACA that increase the uninsured population may amplify this problem. Other factors that affect our health care and other benefit costs include epidemics or other pandemics, changes as a result of the ACA, changes to the ACA and other changes in the regulatory environment, the evolution toward a consumer driven business model, new technologies, influenza related health care costs (which may be substantial and have been higher than we projected for the 2019-2020 influenza season), clusters of high-cost cases, health care provider and member fraud, and numerous other factors that are or may be beyond our control.

Form 10-Q Table of Contents

Furthermore, if we are not able to accurately and promptly anticipate and detect medical cost trends or accurately estimate the cost of incurred but not yet reported claims or reported claims that have not been paid, our ability to take timely corrective actions to limit future health care costs and reflect our current benefit cost experience in our pricing process may be limited, which would further amplify the extent of any adverse impact on our operating results. These risks are particularly acute during periods such as 2020 when health care and other benefit costs, utilization and/or medical cost trends experience significant volatility and medical claim submission patterns are changing rapidly as a result of COVID-19. Such risks are further magnified by the ACA and other existing and future legislation and regulations that limit our ability to price for our projected and/or experienced increases in utilization and/or medical cost trends.

There can be no assurance that future health care and other benefits costs will not exceed our projections.

Adverse economic conditions in the U.S. and abroad can materially and adversely impact our businesses, operating results, cash flows and financial condition, and we do not expect these conditions to improve in the near future.

The COVID-19 pandemic, the availability and cost of credit and other capital, higher unemployment rates and other factors have contributed to a deterioration in the global economy and significantly diminished expectations for the global economy, and particularly the U.S. economy, at least through the end of 2020 and possibly longer. Our customers, medical providers and the other companies with which we do business are generally headquartered in the U.S.; however many of our largest customers are global companies with operations around the world. As a result, adverse economic conditions in the U.S. and abroad, including those caused by COVID-19, can materially and adversely impact our businesses, operating results, cash flows and financial condition, including:

•	In our Pharmacy Services segment, by causing drug utilization to decline, reducing demand for PBM services and adversely affecting the financial health of our PBM clients.

•
In our Retail/LTC segment, by causing drug utilization to decline, changing consumer purchasing power, preferences and/or spending patterns leading to reduced consumer demand for products sold in our stores and adversely affecting the financial health of our LTC pharmacy customers.

•
By leading to reductions in workforce by our existing customers (including due to business failures), which would reduce our revenues, the number of covered lives in our PBM clients and/or the number of members our Health Care Benefits segment serves.

•
By leading our clients and customers and potential clients and customers, particularly those with the most employees or members, and state and local governments, to force us to compete more vigorously on factors such as price and service to retain or obtain their business.

•
By leading customers and potential customers of our Retail/LTC and Health Care Benefits segments to purchase fewer products and/or products that generate less profit for us than the ones they currently purchase or otherwise would have purchased.

•
By leading customers and potential customers of our Health Care Benefits segment, particularly smaller employers and individuals, to forego obtaining or renewing their health and other coverage with us.

•
In our Health Care Benefits segment, by causing unanticipated increases and volatility in utilization of medical and other covered services, including behavioral health services, by our medical members, changes in medical claim submission patterns and/or increases in medical unit costs and/or provider behavior, each of which would increase our costs and limit our ability to accurately detect, forecast, manage, reserve and price for our (and our self-insured customers’) medical cost trends and incurred and future health care and other benefits costs.

•
By increasing medical unit costs and causing changes in provider behavior in our Health Care Benefits segment as hospitals and other providers attempt to maintain revenue levels in their efforts to adjust to their own COVID-19-related and other economic challenges.

•
By weakening the ability or perceived ability of the issuers and/or guarantors of the debt or other securities we hold in our investment portfolio to perform on their obligations to us, which could result in defaults in those securities and has reduced, and may further reduce, the value of those securities and has created, and may continue to create, net realized capital losses for us that reduce our operating results.

•
By weakening the ability of our customers, including self-insured customers in our Health Care Benefits segment, medical providers and the other companies with which we do business as well as our medical members to perform their obligations to us or causing them not to perform those obligations, either of which could reduce our operating results.

•
By weakening the ability of our former subsidiaries and/or their purchasers to satisfy their lease obligations that we have guaranteed and causing the Company to be required to satisfy those obligations.

Form 10-Q Table of Contents

•
By weakening the financial condition of other insurers, including long-term care insurers and life insurers, which increases the risk that we will receive significant assessments for obligations of insolvent insurers to policyholders and claimants.

•
By causing, over time, inflation that could cause interest rates to increase and thereby increase our interest expense and reduce our operating results, as well as decrease the value of the debt securities we hold in our investment portfolio, which would reduce our operating results and/or adversely affect our financial condition.

Furthermore, reductions in workforce by our customers can cause unanticipated increases in the health care and other benefits costs of our Health Care Benefits segment. For example, our business associated with members who have elected to receive benefits under Consolidated Omnibus Budget Reconciliation Act (known as “COBRA”) typically has a medical benefit ratio (“MBR”) that is significantly higher than our overall Commercial MBR.

There can be no assurance that our health care and other benefit costs, businesses, operating results, cash flows and/or financial condition will not be materially and adversely impacted by these economy-related conditions or other factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table presents the total number of shares purchased in the three months ended March 31, 2020, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to the share repurchase program authorized by CVS Health Corporation’s Board of Directors on November 2, 2016. See Note 6 ‘‘Shareholders’ Equity’’ contained in “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 through January 31, 2020	—	$—	—	$13,869,392,446
February 1, 2020 through February 29, 2020	—	$—	—	$13,869,392,446
March 1, 2020 through March 31, 2020	—	$—	—	$13,869,392,446
	—		—

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

INDEX TO EXHIBITS

4	Instruments defining the rights of security holders, including indentures

4.1	Form of the Registrant’s 2027 Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 31, 2020).

4.2	Form of the Registrant’s 2030 Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 31, 2020).

4.3	Form of the Registrant’s 2040 Note (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on March 31, 2020).

4.4	Form of the Registrant’s 2050 Note (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on March 31, 2020).

10	Material Contracts

10.1*	Separation Agreement dated March 3, 2020 between CVS Pharmacy, Inc. and Derica W. Rice.

15	Letter re: unaudited interim financial information

15.1	Letter from Ernst & Young LLP acknowledging awareness of the use of a report dated May 6, 2020 related to their reviews of interim financial information.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification by the Chief Executive Officer.

31.2	Certification by the Chief Financial Officer.

32	Section 1350 Certifications

32.1	Certification by the Chief Executive Officer.

32.2	Certification by the Chief Financial Officer.

101

101
The following materials from the CVS Health Corporation Quarterly Report on Form 10-Q for the three months ended March 31, 2020 formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders’ Equity and (vi) the related Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104

104	Cover Page Interactive Data File - The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (included as Exhibit 101).

Form 10-Q Table of Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVS HEALTH CORPORATION

Date:	May 6, 2020	By:	/s/ Eva C. Boratto
Eva C. Boratto
Executive Vice President and Chief Financial Officer