Form 10-Q
period 2020-06-30
CVS HEALTH Corp
filed 2020-08-05
CIK 64803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
or

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

As of July 27, 2020, the registrant had 1,308,703,450 shares of common stock issued and outstanding.

Form 10-Q Table of Contents

Part I.	Financial Information

Item 1.	Financial Statements

Index to Condensed Consolidated Financial Statements

Page
Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2020 and 2019	2

Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2020 and 2019	3

Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2020 and December 31, 2019	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2020 and 2019	5

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited) for the three months ended June 30, 2020 and 2019 and the three months ended March 31, 2020 and 2019	7

Notes to Condensed Consolidated Financial Statements (Unaudited)	9

Report of Independent Registered Public Accounting Firm	38

Index to Condensed Consolidated Financial Statements

CVS Health Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2020	2019	2020	2019
Revenues:
Products	$46,355	$45,531	$93,358	$88,874
Premiums	16,927	15,791	34,567	32,073
Services	1,875	1,816	3,825	3,588
Net investment income	184	293	346	542
Total revenues	65,341	63,431	132,096	125,077
Operating costs:
Cost of products sold	40,242	38,970	80,589	76,217
Benefit costs	11,751	13,087	26,138	26,546
Operating expenses	8,668	8,042	17,231	16,292
Total operating costs	60,661	60,099	123,958	119,055
Operating income	4,680	3,332	8,138	6,022
Interest expense	765	772	1,498	1,554
Other income	(45)	(31)	(99)	(62)
Income before income tax provision	3,960	2,591	6,739	4,530
Income tax provision	974	660	1,741	1,172
Net income	2,986	1,931	4,998	3,358
Net (income) loss attributable to noncontrolling interests	(11)	5	(16)	(1)
Net income attributable to CVS Health	$2,975	$1,936	$4,982	$3,357

Net income per share attributable to CVS Health:
Basic	$2.27	$1.49	$3.81	$2.58
Diluted	$2.26	$1.49	$3.79	$2.58
Weighted average shares outstanding:
Basic	1,309	1,301	1,307	1,299
Diluted	1,314	1,302	1,313	1,302
Dividends declared per share	$0.50	$0.50	$1.00	$1.00

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements

CVS Health Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2020	2019	2020	2019
Net income	$2,986	$1,931	$4,998	$3,358
Other comprehensive income, net of tax:
Net unrealized investment gains	524	251	213	585
Foreign currency translation adjustments	6	3	(6)	4
Net cash flow hedges	(3)	(3)	(12)	(7)
Pension and other postretirement benefits	(1)	—	(1)	—
Other comprehensive income	526	251	194	582
Comprehensive income	3,512	2,182	5,192	3,940
Comprehensive (income) loss attributable to noncontrolling interests	(11)	5	(16)	(1)
Comprehensive income attributable to CVS Health	$3,501	$2,187	$5,176	$3,939

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements

CVS Health Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

In millions, except per share amounts	June 30, 2020	December 31, 2019
Assets:
Cash and cash equivalents	$14,869	$5,683
Investments	2,596	2,373
Accounts receivable, net	22,520	19,617
Inventories	16,519	17,516
Other current assets	6,002	5,113
Total current assets	62,506	50,302
Long-term investments	18,594	17,314
Property and equipment, net	12,221	12,044
Operating lease right-of-use assets	20,571	20,860
Goodwill	80,057	79,749
Intangible assets, net	32,225	33,121
Separate accounts assets	4,639	4,459
Other assets	4,682	4,600
Total assets	$235,495	$222,449

Liabilities:
Accounts payable	$9,919	$10,492
Pharmacy claims and discounts payable	15,541	13,601
Health care costs payable	7,362	6,879
Policyholders’ funds	3,636	2,991
Accrued expenses	15,634	12,133
Other insurance liabilities	1,644	1,830
Current portion of operating lease liabilities	1,766	1,596
Current portion of long-term debt	8,192	3,781
Total current liabilities	63,694	53,303
Long-term operating lease liabilities	18,612	18,926
Long-term debt	63,481	64,699
Deferred income taxes	7,136	7,294
Separate accounts liabilities	4,639	4,459
Other long-term insurance liabilities	7,270	7,436
Other long-term liabilities	2,308	2,162
Total liabilities	167,140	158,279

Shareholders’ equity:
Preferred stock, par value $0.01: 0.1 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01: 3,200 shares authorized; 1,732 shares issued and 1,307 shares outstanding at June 30, 2020 and 1,727 shares issued and 1,302 shares outstanding at December 31, 2019 and capital surplus	46,276	45,972
Treasury stock, at cost: 425 shares at both June 30, 2020 and December 31, 2019	(28,235)	(28,235)
Retained earnings	48,768	45,108
Accumulated other comprehensive income	1,213	1,019
Total CVS Health shareholders’ equity	68,022	63,864
Noncontrolling interests	333	306
Total shareholders’ equity	68,355	64,170
Total liabilities and shareholders’ equity	$235,495	$222,449

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements

CVS Health Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
In millions	2020	2019
Cash flows from operating activities:
Cash receipts from customers	$129,218	$120,808
Cash paid for inventory and prescriptions dispensed by retail network pharmacies	(76,381)	(70,567)
Insurance benefits paid	(26,483)	(25,992)
Cash paid to other suppliers and employees	(14,688)	(14,497)
Interest and investment income received	395	512
Interest paid	(1,407)	(1,502)
Income taxes paid	(230)	(1,476)
Net cash provided by operating activities	10,424	7,286

Cash flows from investing activities:
Proceeds from sales and maturities of investments	2,710	3,786
Purchases of investments	(3,688)	(4,062)
Purchases of property and equipment	(1,190)	(1,289)
Acquisitions (net of cash acquired)	(768)	(250)
Other	6	14
Net cash used in investing activities	(2,930)	(1,801)

Cash flows from financing activities:
Net repayments of short-term debt	—	(275)
Proceeds from issuance of long-term debt	3,946	—
Repayments of long-term debt	(1,016)	(1,899)
Dividends paid	(1,315)	(1,306)
Proceeds from exercise of stock options	166	111
Payments for taxes related to net share settlement of equity awards	(68)	(80)
Other	(16)	7
Net cash provided by (used in) financing activities	1,697	(3,442)
Net increase in cash, cash equivalents and restricted cash	9,191	2,043
Cash, cash equivalents and restricted cash at the beginning of the period	5,954	4,295
Cash, cash equivalents and restricted cash at the end of the period	$15,145	$6,338

Index to Condensed Consolidated Financial Statements

CVS Health Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
In millions	2020	2019
Reconciliation of net income to net cash provided by operating activities:
Net income	$4,998	$3,358
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,188	2,183
Stock-based compensation	179	226
Deferred income taxes and other noncash items	(101)	(42)
Change in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(2,233)	(681)
Inventories	1,003	939
Other assets	(560)	(314)
Accounts payable and pharmacy claims and discounts payable	1,671	917
Health care costs payable and other insurance liabilities	(415)	496
Other liabilities	3,694	204
Net cash provided by operating activities	$10,424	$7,286

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements

CVS Health Corporation
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

			Attributable to CVS Health
	Number of shares outstanding		Common Stock and Capital Surplus (2)	Treasury Stock (1)	Retained Earnings	Accumulated Other Comprehensive Income	Total CVS Health Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

	Common Shares	Treasury Shares (1)
In millions
Balance at December 31, 2019	1,727	(425)	$45,972	$(28,235)	$45,108	$1,019	$63,864	$306	$64,170
Adoption of new accounting standard (Note 1)	—	—	—	—	(3)	—	(3)	—	(3)
Net income	—	—	—	—	2,007	—	2,007	5	2,012
Other comprehensive loss	—	—	—	—	—	(332)	(332)	—	(332)
Stock option activity, stock awards and other	2	—	208	—	—	—	208	—	208
Purchase of treasury shares, net of ESPP issuances	—	1	—	53	—	—	53	—	53
Common stock dividends	—	—	—	—	(657)	—	(657)	—	(657)
Other increases in noncontrolling interests	—	—	—	—	—	—	—	23	23
Balance at March 31, 2020	1,729	(424)	46,180	(28,182)	46,455	687	65,140	334	65,474
Net income	—	—	—	—	2,975	—	2,975	11	2,986
Other comprehensive income (Note 7)	—	—	—	—	—	526	526	—	526
Stock option activity, stock awards and other	3	—	96	—	—	—	96	—	96
Purchase of treasury shares, net of ESPP issuances	—	(1)	—	(53)	—	—	(53)	—	(53)
Common stock dividends	—	—	—	—	(662)	—	(662)	—	(662)
Other decreases in noncontrolling interests	—	—	—	—	—	—	—	(12)	(12)
Balance at June 30, 2020	1,732	(425)	$46,276	$(28,235)	$48,768	$1,213	$68,022	$333	$68,355
_____________________________________________

(1)	Treasury shares include 1 million shares held in trust and treasury stock includes $29 million related to shares held in trust as of June 30, 2020, March 31, 2020 and December 31, 2019.

(2)	Common stock and capital surplus includes the par value of common stock of $17 million as of June 30, 2020, March 31, 2020 and December 31, 2019.

Index to Condensed Consolidated Financial Statements

			Attributable to CVS Health
	Number of shares outstanding		Common Stock and Capital Surplus (2)	Treasury Stock (1)	Retained Earnings	Accumulated Other Comprehensive Income	Total CVS Health Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

	Common Shares	Treasury Shares (1)
In millions
Balance at December 31, 2018	1,720	(425)	$45,440	$(28,228)	$40,911	$102	$58,225	$318	$58,543
Adoption of new accounting standard (3)	—	—	—	—	178	—	178	—	178
Net income	—	—	—	—	1,421	—	1,421	6	1,427
Other comprehensive income	—	—	—	—	—	331	331	—	331
Stock option activity, stock awards and other	2	—	175	—	—	—	175	—	175
Purchase of treasury shares, net of ESPP issuances	—	1	—	7	—	—	7	—	7
Common stock dividends	—	—	—	—	(651)	—	(651)	—	(651)
Other decreases in noncontrolling interests	—	—	—	—	—	—	—	(4)	(4)
Balance at March 31, 2019	1,722	(424)	45,615	(28,221)	41,859	433	59,686	320	60,006
Net income (loss)	—	—	—	—	1,936	—	1,936	(5)	1,931
Other comprehensive income (Note 7)	—	—	—	—	—	251	251	—	251
Stock option activity, stock awards and other	2	—	104	—	—	—	104	—	104
Purchase of treasury shares, net of ESPP issuances	—	(1)	—	(36)	—	—	(36)	—	(36)
Common stock dividends	—	—	—	—	(659)	—	(659)	—	(659)
Other increases in noncontrolling interests	—	—	—	—	—	—	—	2	2
Balance at June 30, 2019	1,724	(425)	$45,719	$(28,257)	$43,136	$684	$61,282	$317	$61,599
_____________________________________________

(1)	Treasury shares include 1 million shares held in trust and treasury stock includes $29 million related to shares held in trust as of June 30, 2019, March 31, 2019 and December 31, 2018.

(2)	Common stock and capital surplus includes the par value of common stock of $17 million as of June 30, 2019, March 31, 2019 and December 31, 2018.

(3)
Reflects the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which resulted in an increase to retained earnings of $178 million during the three months ended March 31, 2019.

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Significant Accounting Policies

Description of Business

CVS Health Corporation (“CVS Health”), together with its subsidiaries (collectively, the “Company”), has more than 9,900 retail locations, approximately 1,100 walk-in medical clinics, a leading pharmacy benefits manager with approximately 103 million plan members, a dedicated senior pharmacy care business serving more than one million patients per year and expanding specialty pharmacy services. The Company also serves an estimated 34 million people through traditional, voluntary and consumer-directed health insurance products and related services, including expanding Medicare Advantage offerings and a leading standalone Medicare Part D prescription drug plan (“PDP”). The Company believes its innovative health care model increases access to quality care, delivers better health outcomes and lowers overall health care costs.

The coronavirus disease 2019 (“COVID-19”) pandemic has severely impacted the economies of the U.S. and other countries around the world. The impact of COVID-19 on the Company’s businesses, operating results, cash flows and financial condition in the three and six months ended June 30, 2020, as well as information regarding certain expected impacts of COVID-19 on the Company, is discussed throughout this Quarterly Report on Form 10-Q.

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

Retail/LTC Segment
The Retail/LTC segment sells prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products, cosmetics and personal care products, provides health care services through its MinuteClinic® walk-in medical clinics, provides medical diagnostic testing and conducts long-term care pharmacy (“LTC”) operations, which distribute prescription drugs and provide related pharmacy consulting and other ancillary services to long-term care facilities and other care settings. As of June 30, 2020, the Retail/LTC segment operated more than 9,900 retail locations, approximately 1,100 MinuteClinic locations as well as online retail pharmacy websites, LTC pharmacies and onsite pharmacies.

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

The following is a reconciliation of cash and cash equivalents on the unaudited condensed consolidated balance sheets to total cash, cash equivalents and restricted cash on the unaudited condensed consolidated statements of cash flows:

In millions	June 30, 2020	December 31, 2019
Cash and cash equivalents	$14,869	$5,683
Restricted cash (included in other assets)	276	271
Total cash, cash equivalents and restricted cash in the statements of cash flows	$15,145	$5,954

Accounts Receivable

Accounts receivable are stated net of allowances for credit losses, customer credit allowances, contractual allowances and estimated terminations. Accounts receivable, net is composed of the following:

In millions	June 30, 2020	December 31, 2019
Trade receivables	$6,848	$6,717
Vendor and manufacturer receivables	9,791	7,856
Premium receivables	3,080	2,663
Other receivables	2,801	2,381
Total accounts receivable, net	$22,520	$19,617

The Company’s allowance for credit losses was $342 million as of June 30, 2020. When developing an estimate of the Company’s expected credit losses, the Company considers all available relevant information regarding the collectability of cash flows, including historical information, current conditions and reasonable and supportable forecasts of future economic conditions over the contractual life of the receivable. The Company’s accounts receivable are short duration in nature and typically settle in less than 30 days. The Company’s allowance for doubtful accounts was $319 million as of December 31, 2019.

Revenue Recognition

Disaggregation of Revenue
The following tables disaggregate the Company’s revenue by major source in each segment for the three and six months ended June 30, 2020 and 2019:

In millions	Pharmacy Services	Retail/ LTC	Health Care Benefits	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Three Months Ended June 30, 2020
Major goods/services lines:
Pharmacy	$34,645	$16,870	$—	$—	$(9,741)	$41,774
Front Store	—	4,653	—	—	—	4,653
Premiums	—	—	16,913	14	—	16,927
Net investment income	—	—	127	57	—	184
Other	244	139	1,428	15	(23)	1,803
Total	$34,889	$21,662	$18,468	$86	$(9,764)	$65,341

Pharmacy Services distribution channel:
Pharmacy network (1)	$20,536
Mail choice (2)	14,109
Other	244
Total	$34,889

Three Months Ended June 30, 2019
Major goods/services lines:
Pharmacy (3)	$34,698	$16,392	$—	$—	$(10,416)	$40,674
Front Store	—	4,875	—	—	—	4,875
Premiums	—	—	15,777	14	—	15,791
Net investment income	—	—	148	145	—	293
Other (3)	144	180	1,478	2	(6)	1,798
Total	$34,842	$21,447	$17,403	$161	$(10,422)	$63,431

Pharmacy Services distribution channel:
Pharmacy network (1) (3)	$21,974
Mail choice (2) (3)	12,724
Other	144
Total	$34,842

In millions	Pharmacy Services	Retail/ LTC	Health Care Benefits	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Six Months Ended June 30, 2020
Major goods/services lines:
Pharmacy	$69,419	$34,225	$—	$—	$(19,998)	$83,646
Front Store	—	9,861	—	—	—	9,861
Premiums	—	—	34,534	33	—	34,567
Net investment income	—	—	220	126	—	346
Other	453	325	2,912	17	(31)	3,676
Total	$69,872	$44,411	$37,666	$176	$(20,029)	$132,096

Pharmacy Services distribution channel:
Pharmacy network (1)	$41,636
Mail choice (2)	27,783
Other	453
Total	$69,872

Six Months Ended June 30, 2019
Major goods/services lines:
Pharmacy (3)	$68,111	$32,510	$—	$—	$(21,417)	$79,204
Front Store	—	9,674	—	—	—	9,674
Premiums	—	—	32,036	37	—	32,073
Net investment income	—	—	312	230	—	542
Other (3)	289	378	2,925	4	(12)	3,584
Total	$68,400	$42,562	$35,273	$271	$(21,429)	$125,077

Pharmacy Services distribution channel:
Pharmacy network (1) (3)	$43,506
Mail choice (2) (3)	24,605
Other	289
Total	$68,400
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

Contract Balances
Contract liabilities primarily represent the Company’s obligation to transfer additional goods or services to a customer for which the Company has received consideration, and include ExtraBucks® Rewards and unredeemed Company gift cards. The consideration received remains a contract liability until goods or services have been provided to the customer. In addition, the Company recognizes breakage on Company gift cards based on historical redemption patterns.

The following table provides information about receivables and contract liabilities from contracts with customers:

In millions	June 30, 2020	December 31, 2019
Trade receivables (included in accounts receivable, net)	$6,848	$6,717
Contract liabilities (included in accrued expenses)	78	73

During the six months ended June 30, 2020 and 2019, the contract liabilities balance includes increases related to customers’ earnings in ExtraBucks Rewards or issuances of Company gift cards and decreases for revenues recognized during the period as a result of the redemption of ExtraBucks Rewards or Company gift cards and breakage of Company gift cards. Below is a summary of such changes:

	Six Months Ended June 30,
In millions	2020	2019
Contract liabilities, beginning of the period	$73	$67
Rewards earnings and gift card issuances	179	181
Redemption and breakage	(174)	(172)
Contract liabilities, end of the period	$78	$76

Health Insurer Fee

Since January 1, 2014, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) has imposed an annual premium-based health insurer fee (the “HIF”). The HIF, which is payable each September, is not deductible for federal income tax purposes. There was no expense related to the HIF in the three and six months ended June 30, 2019, since there was a one-year suspension of the HIF for 2019. In the three and six months ended June 30, 2020, operating expenses included $248 million and $519 million, respectively, related to the Company’s estimated share of the 2020 HIF. In December 2019, the HIF was repealed for calendar years after 2020.

Related Party Transactions

The Company has an equity method investment in SureScripts, LLC (“SureScripts”), which operates a clinical health information network. The Company utilizes this clinical health information network in providing services to its client plan members and retail customers. The Company expensed fees for the use of this network of $3 million and $2 million in the three months ended June 30, 2020 and 2019, respectively, and expensed fees for the use of this network of approximately $23 million and $12 million in the six months ended June 30, 2020 and 2019, respectively. The Company’s investment in and equity in the earnings of SureScripts for all periods presented is immaterial.

The Company has an equity method investment in Heartland Healthcare Services, LLC (“Heartland”). Heartland operates several LTC pharmacies in four states. Heartland paid the Company $22 million and $27 million for pharmaceutical inventory purchases during the three months ended June 30, 2020 and 2019, respectively, and $43 million and $52 million for pharmaceutical inventory purchases during the six months ended June 30, 2020 and 2019, respectively. Additionally, the Company performs certain collection functions for Heartland and then transfers those customer cash collections to Heartland. The Company’s investment in and equity in the earnings of Heartland for all periods presented is immaterial.

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

2.	Investments

Total investments at June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020			December 31, 2019
In millions	Current	Long-term	Total	Current	Long-term	Total
Debt securities available for sale	$2,396	$16,158	$18,554	$2,251	$14,671	$16,922
Mortgage loans	200	938	1,138	122	1,091	1,213
Other investments	—	1,498	1,498	—	1,552	1,552
Total investments	$2,596	$18,594	$21,190	$2,373	$17,314	$19,687

Debt Securities

Debt securities available for sale at June 30, 2020 and December 31, 2019 were as follows:

In millions	Gross Amortized Cost	Allowance for Credit Losses (1)	Net Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2020
Debt securities:
U.S. government securities	$1,924	$—	$1,924	$156	$—	$2,080
States, municipalities and political subdivisions	2,312	—	2,312	138	(2)	2,448
U.S. corporate securities	7,352	(1)	7,351	837	(18)	8,170
Foreign securities	2,266	(1)	2,265	231	(11)	2,485
Residential mortgage-backed securities	666	—	666	36	—	702
Commercial mortgage-backed securities	754	—	754	69	—	823
Other asset-backed securities	1,815	(1)	1,814	30	(22)	1,822
Redeemable preferred securities	22	—	22	2	—	24
Total debt securities (2)	$17,111	$(3)	$17,108	$1,499	$(53)	$18,554

December 31, 2019
Debt securities:
U.S. government securities	$1,791	$—	$1,791	$62	$(1)	$1,852
States, municipalities and political subdivisions	2,202	—	2,202	108	(1)	2,309
U.S. corporate securities	7,167	—	7,167	573	(3)	7,737
Foreign securities	2,149	—	2,149	200	(1)	2,348
Residential mortgage-backed securities	508	—	508	25	—	533
Commercial mortgage-backed securities	654	—	654	46	—	700
Other asset-backed securities	1,397	—	1,397	13	(5)	1,405
Redeemable preferred securities	30	—	30	8	—	38
Total debt securities (2)	$15,898	$—	$15,898	$1,035	$(11)	$16,922
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

(2)
Investment risks associated with the Company’s experience-rated products generally do not impact the Company’s consolidated operating results. At June 30, 2020, debt securities with a fair value of $931 million, gross unrealized capital gains of $118 million and gross unrealized capital losses of $2 million and at December 31, 2019, debt securities with a fair value of $965 million, gross unrealized capital gains of $83 million and no gross unrealized capital losses were included in total debt securities, but support experience-rated products. Changes in net unrealized capital gains (losses) on these securities are not reflected in accumulated other comprehensive income.

The net amortized cost and fair value of debt securities at June 30, 2020 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or the Company intends to sell a security prior to maturity.

In millions	Net Amortized Cost	Fair Value
Due to mature:
Less than one year	$1,198	$1,214
One year through five years	5,619	5,925
After five years through ten years	3,160	3,448
Greater than ten years	3,897	4,620
Residential mortgage-backed securities	666	702
Commercial mortgage-backed securities	754	823
Other asset-backed securities	1,814	1,822
Total	$17,108	$18,554

Summarized below are the debt securities the Company held at June 30, 2020 and December 31, 2019 that were in an unrealized capital loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months			Greater than 12 months			Total
In millions, except number of securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
June 30, 2020
Debt securities:
U.S. government securities	22	$105	$—	—	$—	$—	22	$105	$—
States, municipalities and political subdivisions	83	169	2	—	—	—	83	169	2
U.S. corporate securities	569	481	17	8	3	1	577	484	18
Foreign securities	171	245	11	—	—	—	171	245	11
Residential mortgage-backed securities	21	52	—	4	—	—	25	52	—
Commercial mortgage-backed securities	13	65	—	—	—	—	13	65	—
Other asset-backed securities	400	567	16	97	81	6	497	648	22
Total debt securities	1,279	$1,684	$46	109	$84	$7	1,388	$1,768	$53

December 31, 2019
Debt securities:
U.S. government securities	52	$168	$1	—	$—	$—	52	$168	$1
States, municipalities and political subdivisions	66	115	1	2	5	—	68	120	1
U.S. corporate securities	181	305	2	2	—	1	183	305	3
Foreign securities	39	75	1	—	—	—	39	75	1
Residential mortgage-backed securities	30	16	—	9	—	—	39	16	—
Commercial mortgage-backed securities	16	49	—	—	—	—	16	49	—
Other asset-backed securities	138	254	1	187	182	4	325	436	5
Total debt securities	522	$982	$6	200	$187	$5	722	$1,169	$11

The Company reviewed the securities in the table above and concluded that they are performing assets generating investment income to support the needs of the Company’s business. In performing this review, the Company considered factors such as the quality of the investment security based on research performed by the Company’s internal credit analysts and external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery. Unrealized capital losses at June 30, 2020 were generally caused by the widening of credit spreads on these securities relative to the interest rates on U.S. Treasury securities, driven by the adverse economic conditions in the U.S. and abroad caused by the COVID-19 pandemic. As of June 30, 2020, the Company did not intend to sell these securities, and did not believe it was more likely than not that it would be required to sell these securities prior to the anticipated recovery of their amortized cost basis.

The maturity dates for debt securities in an unrealized capital loss position at June 30, 2020 were as follows:

	Supporting experience-rated products		Supporting remaining products		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Due to mature:
Less than one year	$3	$—	$45	$—	$48	$—
One year through five years	5	—	365	9	370	9
After five years through ten years	10	—	316	12	326	12
Greater than ten years	3	1	256	9	259	10
Residential mortgage-backed securities	—	—	52	—	52	—
Commercial mortgage-backed securities	—	—	65	—	65	—
Other asset-backed securities	12	1	636	21	648	22
Total	$33	$2	$1,735	$51	$1,768	$53

Mortgage Loans

The Company’s mortgage loans are collateralized by commercial real estate. During the three and six months ended June 30, 2020 and 2019, the Company had the following activity in its mortgage loan portfolio:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2020	2019	2020	2019
New mortgage loans	$16	$37	$24	$78
Mortgage loans fully repaid	33	19	77	71
Mortgage loans foreclosed	—	—	—	—

The Company assesses mortgage loans on a regular basis for credit impairments, and assigns a credit quality indicator to each loan. The Company’s credit quality indicator is internally developed and categorizes each loan in its portfolio on a scale from 1 to 7. These indicators are based upon several factors, including current loan-to-value ratios, current and future property cash flow, property condition, market trends, creditworthiness of the borrower and deal structure.

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

Based on the Company’s assessments at June 30, 2020 and December 31, 2019, the amortized cost basis of the Company's mortgage loans within each credit quality indicator by year of origination was as follows:

	Amortized Cost Basis by Year of Origination
In millions, except credit quality indicator	2020	2019	2018	2017	2016	Prior	Total
June 30, 2020
1	$—	$—	$—	$22	$—	$40	$62
2 to 4	11	95	89	157	130	546	1,028
5 and 6	—	—	4	—	—	35	39
7	—	—	—	9	—	—	9
Total	$11	$95	$93	$188	$130	$621	$1,138

December 31, 2019
1	$—	$—	$—	$15	$—	$43	$58
2 to 4	5	88	93	206	140	611	1,143
5 and 6	—	—	—	—	—	12	12
7	—	—	—	—	—	—	—
Total	$5	$88	$93	$221	$140	$666	$1,213

Net Investment Income

Sources of net investment income for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2020	2019	2020	2019
Debt securities	$146	$146	$290	$292
Mortgage loans	15	18	30	35
Other investments	(20)	67	27	103
Gross investment income	141	231	347	430
Investment expenses	(9)	(9)	(17)	(18)
Net investment income (excluding net realized capital gains or losses)	132	222	330	412
Net realized capital gains (1)	52	71	16	130
Net investment income (2)	$184	$293	$346	$542
_____________________________________________

(1)
Net realized capital gains include the reversal of previously recorded credit-related impairment losses on debt securities of $42 million and yield-related impairment losses on debt securities of $1 million in the three months ended June 30, 2020. Net realized capital gains include credit-related and yield-related impairment losses on debt securities of $3 million and $42 million, respectively, in the six months ended June 30, 2020. Net realized capital gains are net of other than temporary impairment losses on debt securities of $6 million and $13 million, respectively, in the three and six months ended June 30, 2019.

(2)
Net investment income includes $10 million and $21 million for the three and six months ended June 30, 2020, respectively, and $12 million and $23 million for the three and six months ended June 30, 2019, respectively, related to investments supporting experience-rated products.

Excluding amounts related to experience-rated products, proceeds from the sale of available for sale debt securities and the related gross realized capital gains and losses for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2020	2019	2020	2019
Proceeds from sales	$1,419	$1,273	$2,142	$2,762
Gross realized capital gains	23	37	43	72
Gross realized capital losses	21	2	56	4

3.	Fair Value

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

There were no financial liabilities measured at fair value on a recurring basis on the condensed consolidated balance sheets at June 30, 2020 or December 31, 2019. Financial assets measured at fair value on a recurring basis on the condensed consolidated balance sheets at June 30, 2020 and December 31, 2019 were as follows:

In millions	Level 1	Level 2	Level 3	Total
June 30, 2020
Cash and cash equivalents	$9,101	$5,768	$—	$14,869
Debt securities:
U.S. government securities	1,955	125	—	2,080
States, municipalities and political subdivisions	—	2,448	—	2,448
U.S. corporate securities	—	8,122	48	8,170
Foreign securities	—	2,485	—	2,485
Residential mortgage-backed securities	—	702	—	702
Commercial mortgage-backed securities	—	823	—	823
Other asset-backed securities	—	1,820	2	1,822
Redeemable preferred securities	—	23	1	24
Total debt securities	1,955	16,548	51	18,554
Equity securities	19	—	26	45
Total	$11,075	$22,316	$77	$33,468

December 31, 2019
Cash and cash equivalents	$3,397	$2,286	$—	$5,683
Debt securities:
U.S. government securities	1,785	67	—	1,852
States, municipalities and political subdivisions	—	2,309	—	2,309
U.S. corporate securities	—	7,700	37	7,737
Foreign securities	—	2,348	—	2,348
Residential mortgage-backed securities	—	533	—	533
Commercial mortgage-backed securities	—	700	—	700
Other asset-backed securities	—	1,405	—	1,405
Redeemable preferred securities	—	26	12	38
Total debt securities	1,785	15,088	49	16,922
Equity securities	34	—	39	73
Total	$5,216	$17,374	$88	$22,678

During the three and six months ended June 30, 2020 and 2019, there were no transfers into or out of Level 3.

The carrying value and estimated fair value classified by level of fair value hierarchy for financial instruments carried on the condensed consolidated balance sheets at adjusted cost or contract value at June 30, 2020 and December 31, 2019 were as follows:

	Carrying Value	Estimated Fair Value
In millions		Level 1	Level 2	Level 3	Total
June 30, 2020
Assets:
Mortgage loans	$1,138	$—	$—	$1,163	$1,163
Equity securities (1)	154	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	5	—	—	5	5
Without a fixed maturity	322	—	—	367	367
Long-term debt	71,673	82,823	—	—	82,823

December 31, 2019
Assets:
Mortgage loans	$1,213	$—	$—	$1,239	$1,239
Equity securities (1)	149	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	5	—	—	5	5
Without a fixed maturity	372	—	—	392	392
Long-term debt	68,480	74,306	—	—	74,306

_____________________________________________

(1)	It was not practical to estimate the fair value of these cost-method investments as it represents shares of unlisted companies.

Separate Accounts assets relate to the Company’s large case pensions products which represent funds maintained to meet specific objectives of contract holders. Since contract holders bear the investment risk of these assets, a corresponding Separate Accounts liability has been established equal to the assets. These assets and liabilities are carried at fair value. Separate Accounts financial assets as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020				December 31, 2019
In millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4	$263	$—	$267	$2	$143	$—	$145
Debt securities	1,353	2,479	—	3,832	1,224	2,589	—	3,813
Equity securities	—	2	—	2	—	2	—	2
Common/collective trusts	—	538	—	538	—	499	—	499
Total	$1,357	$3,282	$—	$4,639	$1,226	$3,233	$—	$4,459

4.	Health Care Costs Payable

The following table shows the components of the change in health care costs payable during the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
In millions	2020	2019
Health care costs payable, beginning of the period	$6,879	$6,147
Less: Reinsurance recoverables	5	4
Health care costs payable, beginning of the period, net	6,874	6,143
Acquisition	412	—
Add: Components of incurred health care costs
Current year	26,390	26,864
Prior years	(420)	(489)
Total incurred health care costs (1)	25,970	26,375
Less: Claims paid
Current year	20,223	20,552
Prior years	5,704	5,095
Total claims paid	25,927	25,647
Add: Premium deficiency reserve	29	14
Health care costs payable, end of the period, net	7,358	6,885
Add: Reinsurance recoverables	4	4
Health care costs payable, end of the period	$7,362	$6,889
_____________________________________________

(1)
Total incurred health care costs for the six months ended June 30, 2020 and 2019 in the table above exclude (i) $29 million and $14 million, respectively, related to a premium deficiency reserve related to the Company’s Medicaid products, (ii) $20 million and $21 million, respectively, of benefit costs recorded in the Health Care Benefits segment that are included in other insurance liabilities on the Company’s unaudited condensed consolidated balance sheets and (iii) $119 million and $136 million, respectively, of benefit costs recorded in the Corporate/Other segment that are included in other insurance liabilities on the Company’s unaudited condensed consolidated balance sheets.

The Company’s estimates of prior years’ health care costs payable decreased by $420 million and $489 million, respectively, in the six months ended June 30, 2020 and 2019, because claims were settled for amounts less than originally estimated (i.e., the amount of claims incurred was lower than originally estimated), primarily due to lower health care cost trends as well as the actual claim submission time being faster than originally assumed (i.e., the Company’s completion factors were higher than originally assumed) in estimating health care costs payable at the end of the prior year.

At June 30, 2020, the Company’s liabilities for the ultimate cost of (i) services rendered to the Company’s Insured members but not yet reported to the Company and (ii) claims which have been reported to the Company but not yet paid (collectively, “IBNR”) plus expected development on reported claims totaled approximately $5.4 billion. Substantially all of the Company’s liabilities for IBNR plus expected development on reported claims at June 30, 2020 related to the current year.

5.	Borrowings

The following table is a summary of the Company’s borrowings at June 30, 2020 and December 31, 2019:

In millions	June 30, 2020	December 31, 2019
Long-term debt
3.125% senior notes due March 2020	—	723
Floating rate notes due March 2020 (2.515% at December 31, 2019)	—	277
2.8% senior notes due July 2020	2,750	2,750
3.35% senior notes due March 2021	2,038	2,038
Floating rate notes due March 2021 (1.033% at June 30, 2020 and 2.605% at December 31, 2019)	1,000	1,000
4.125% senior notes due May 2021	222	222
2.125% senior notes due June 2021	1,750	1,750
4.125% senior notes due June 2021	203	203
5.45% senior notes due June 2021	187	187
3.5% senior notes due July 2022	1,500	1,500
2.75% senior notes due November 2022	1,000	1,000
2.75% senior notes due December 2022	1,250	1,250
4.75% senior notes due December 2022	399	399
3.7% senior notes due March 2023	6,000	6,000
2.8% senior notes due June 2023	1,300	1,300
4% senior notes due December 2023	1,250	1,250
3.375% senior notes due August 2024	650	650
2.625% senior notes due August 2024	1,000	1,000
3.5% senior notes due November 2024	750	750
5% senior notes due December 2024	299	299
4.1% senior notes due March 2025	5,000	5,000
3.875% senior notes due July 2025	2,828	2,828
2.875% senior notes due June 2026	1,750	1,750
3% senior notes due August 2026	750	750
3.625% senior notes due April 2027	750	—
6.25% senior notes due June 2027	372	372
4.3% senior notes due March 2028	9,000	9,000
3.25% senior notes due August 2029	1,750	1,750
3.75% senior notes due April 2030	1,500	—
4.875% senior notes due July 2035	652	652
6.625% senior notes due June 2036	771	771
6.75% senior notes due December 2037	533	533
4.78% senior notes due March 2038	5,000	5,000
6.125% senior notes due September 2039	447	447
4.125% senior notes due April 2040	1,000	—
5.75% senior notes due May 2041	133	133
4.5% senior notes due May 2042	500	500
4.125% senior notes due November 2042	500	500
5.3% senior notes due December 2043	750	750
4.75% senior notes due March 2044	375	375
5.125% senior notes due July 2045	3,500	3,500
3.875% senior notes due August 2047	1,000	1,000
5.05% senior notes due March 2048	8,000	8,000
4.25% senior notes due April 2050	750	—
Finance lease obligations	1,002	808
Other	277	279
Total debt principal	72,438	69,246
Debt premiums	251	262
Debt discounts and deferred financing costs	(1,016)	(1,028)
	71,673	68,480
Less:
Current portion of long-term debt	(8,192)	(3,781)
Long-term debt	$63,481	$64,699

Long-term Borrowings

2020 Notes
On March 31, 2020, the Company issued $750 million aggregate principal amount of 3.625% unsecured senior notes due April 1, 2027, $1.5 billion aggregate principal amount of 3.75% unsecured senior notes due April 1, 2030, $1.0 billion aggregate principal amount of 4.125% unsecured senior notes due April 1, 2040 and $750 million aggregate principal amount of 4.25% unsecured senior notes due April 1, 2050 (collectively, the “2020 Notes”) for total proceeds of approximately $3.95 billion, net of discounts and underwriting fees. The net proceeds of the 2020 Notes will be used for general corporate purposes, which may include working capital, capital expenditures and repayment of indebtedness. As the net proceeds from this offering had not been used for these purposes, the net proceeds were held in cash or temporarily invested in cash equivalents and short-term investment-grade securities from the date of issuance through June 30, 2020.

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

During the six months ended June 30, 2020 and 2019, the Company did not repurchase any shares of its common stock. At June 30, 2020, the Company had remaining authorization to repurchase an aggregate of up to approximately $13.9 billion of its common shares under the 2016 Repurchase Program.

Dividends

The quarterly cash dividend declared by the Board was $0.50 per share in each of the three-month periods ended June 30, 2020 and 2019. Cash dividends declared by the Board were $1.00 per share in the each of the six-month periods ended June 30, 2020 and 2019. CVS Health has paid cash dividends every quarter since becoming a public company. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Board.

7.	Other Comprehensive Income

Shareholders’ equity included the following activity in accumulated other comprehensive income for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2020	2019	2020	2019
Net unrealized investment gains (losses):
Beginning of period balance	$463	$431	$774	$97
Other comprehensive income before reclassifications ($681, $309, $195 and $719 pretax)	560	259	166	607
Amounts reclassified from accumulated other comprehensive income ($(44), $(11), $57 and $(30) pretax) (1)	(36)	(8)	47	(22)
Other comprehensive income	524	251	213	585
End of period balance	987	682	987	682

Foreign currency translation adjustments:
Beginning of period balance	(8)	(157)	4	(158)
Other comprehensive income (loss) before reclassifications	6	3	(6)	4
Other comprehensive income (loss)	6	3	(6)	4
End of period balance	(2)	(154)	(2)	(154)

Net cash flow hedges:
Beginning of period balance	270	308	279	312
Other comprehensive loss before reclassifications ($0, $0, $(7) and $0 pretax)	—	—	(5)	—
Amounts reclassified from accumulated other comprehensive income ($(4), $(4), $(10) and $(9) pretax) (2)	(3)	(3)	(7)	(7)
Other comprehensive loss	(3)	(3)	(12)	(7)
End of period balance	267	305	267	305

Pension and other postretirement benefits:
Beginning of period balance	(38)	(149)	(38)	(149)
Other comprehensive loss before reclassifications ($(8), $0, $(8) and $0 pretax)	(6)	—	(6)	—
Amounts reclassified from accumulated other comprehensive loss ($7, $0, $7 and $0 pretax) (3)	5	—	5	—
Other comprehensive loss	(1)	—	(1)	—
End of period balance	(39)	(149)	(39)	(149)

Total beginning of period accumulated other comprehensive income	687	433	1,019	102
Total other comprehensive income	526	251	194	582
Total end of period accumulated other comprehensive income	$1,213	$684	$1,213	$684
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

(3)
Amounts reclassified from accumulated other comprehensive loss for specifically identified pension and other postretirement benefits are included in other income in the unaudited condensed consolidated statements of operations.

8.	Earnings Per Share

Earnings per share is computed using the two-class method. Stock appreciation rights and options to purchase 17 million and 15 million shares of common stock were outstanding, but were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2020, respectively, because their exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. For the same reason, stock appreciation rights and options to purchase 23 million and 19 million shares of common stock were outstanding, but were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2019, respectively.

The following is a reconciliation of basic and diluted earnings per share for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2020	2019	2020	2019
Numerator for earnings per share calculation:
Net income	$2,986	$1,931	$4,998	$3,358
Income allocated to participating securities	—	(1)	—	(3)
Net (income) loss attributable to noncontrolling interests	(11)	5	(16)	(1)
Net income attributable to CVS Health	$2,975	$1,935	$4,982	$3,354

Denominator for earnings per share calculation:
Weighted average shares, basic	1,309	1,301	1,307	1,299
Effect of dilutive securities	5	1	6	3
Weighted average shares, diluted	1,314	1,302	1,313	1,302

Earnings per share:
Basic	$2.27	$1.49	$3.81	$2.58
Diluted	$2.26	$1.49	$3.79	$2.58

9.	Commitments and Contingencies

COVID-19

The COVID-19 pandemic continues to evolve. We believe COVID-19’s impact on our businesses, operating results, cash flows and/or financial condition primarily will be driven by the geographies impacted and the severity and duration of the pandemic; the pandemic’s impact on the U.S. and global economies and consumer behavior and health care utilization patterns; and the timing, scope and impact of stimulus legislation as well as other federal, state and local governmental responses to the pandemic. Those primary drivers are beyond our knowledge and control. As a result, the impact COVID-19 will have on our businesses, operating results, cash flows and/or financial condition is uncertain, but the impact could be adverse and material. COVID-19 also may result in legal and regulatory proceedings, investigations and claims against us.

Lease Guarantees

Between 1995 and 1997, the Company sold or spun off a number of subsidiaries, including Bob’s Stores and Linens ‘n Things, each of which subsequently filed for bankruptcy, and Marshalls. In many cases, when a former subsidiary leased a store, the Company provided a guarantee of the former subsidiary’s lease obligations for the initial lease term and any extension thereof pursuant to a renewal option provided for in the lease prior to the time of the disposition. When the subsidiaries were disposed of and accounted for as discontinued operations, the Company’s guarantees remained in place, although each initial purchaser agreed to indemnify the Company for any lease obligations the Company was required to satisfy. If any of the purchasers or any of the former subsidiaries fail to make the required payments under a store lease, the Company could be required to satisfy those obligations, and any significant adverse impact of COVID-19 on such purchasers and/or former subsidiaries increases the risk that the Company will be required to satisfy those obligations. As of June 30, 2020, the Company guaranteed 76 such store leases (excluding the lease guarantees related to Linens ‘n Things, which have been recorded as a liability on the unaudited condensed consolidated balance sheets), with the maximum remaining lease term extending through 2030.

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

In 2009, the Pennsylvania Insurance Commissioner placed long-term care insurer Penn Treaty Network America Insurance Company and one of its subsidiaries (collectively, “Penn Treaty”) in rehabilitation, an intermediate action before insolvency, and subsequently petitioned a state court to convert the rehabilitation into a liquidation. Penn Treaty was placed in liquidation in March 2017. The Company has recorded a liability for its estimated share of future assessments by applicable life and health insurance guaranty associations. It is reasonably possible that in the future the Company may record a liability and expense relating to other insolvencies which could have a material adverse effect on the Company’s operating results, financial condition and cash flows, and this risk is heightened by any significant adverse impact of the COVID-19 pandemic on the solvency of other insurers, including long-term care insurers and life insurers. While historically the Company has ultimately recovered more than half of guaranty fund assessments through statutorily permitted premium tax offsets, significant increases in assessments could lead to legislative and/or regulatory actions that limit future offsets.

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

Usual and Customary Litigation

The Company is named as a defendant in a number of lawsuits that allege that the Company’s retail stores overcharged for prescription drugs by not submitting the price available to members of the CVS Health Savings Pass program as the pharmacy’s usual and customary price, and related theories. The Company is defending itself against these claims.

Corcoran et al. v. CVS Health Corporation (U.S. District Court for the Northern District of California) and Podgorny et al. v. CVS Health Corporation (U.S. District Court for the Northern District of Illinois). These putative class actions were filed against the Company in July and September 2015. The cases were consolidated in the U.S. District Court for the Northern District of California. Plaintiffs seek damages and injunctive relief under the consumer protection statutes of certain states on behalf of a class of consumers who purchased certain prescription drugs. Several third-party payors filed similar putative class actions on behalf of payors captioned Sheet Metal Workers Local No. 20 Welfare and Benefit Fund v. CVS Health Corp. and Plumbers Welfare Fund, Local 130 v. CVS Health Corporation (both pending in the U.S. District Court for the District of Rhode Island) in February and August 2016. In all of these cases the plaintiffs allege the Company overcharged for certain prescription drugs by not submitting the price available to members of the CVS Health Savings Pass program as the pharmacy’s usual and customary price. In the Corcoran case, the U.S. District Court granted summary judgment to the Company on plaintiffs’ claims in their entirety and certified certain subclasses in September 2017. In June 2019, the U.S. Court of Appeals for the Ninth Circuit reversed the U.S. District Court’s grant of summary judgment and reversed the U.S. District Court’s narrowing of the requested class. The Corcoran case is proceeding to a trial on a six state class basis, and trial is scheduled to occur in 2021. The Sheet Metal Workers plaintiffs have amended their complaint to assert a claim under the federal Racketeer Influenced and Corrupt Organizations Act (“RICO”) premised on an alleged conspiracy between the Company and other PBMs.

State of Mississippi v. CVS Health Corporation, et al. (Circuit Court of DeSoto County, Mississippi, Third Judicial District). In July 2016, the Company was served with a complaint filed on behalf of the State of Mississippi. The complaint alleged that CVS retail pharmacies in Mississippi submitted false claims for reimbursement to the Mississippi Medicaid program by not submitting the price available to members of the CVS Health Savings Pass program as the pharmacy’s usual and customary price. In June 2019, the Company’s motion for judgment on the pleadings was granted in part and denied in part. Also in June 2019, the State of Mississippi’s motion to dismiss the Company’s counterclaim for declaratory relief was granted. In April 2020, the Company’s motion to dismiss the State of Mississippi’s second amended complaint was denied.

Blue Cross and Blue Shield of Alabama, et al. v. CVS Health Corporation, et al. (U.S. District Court for the District of Rhode Island). In May 2020, eight Blue Cross Blue Shield entities from six states filed a lawsuit against the Company alleging fraud and other state causes of action premised on a theory that the Company’s retail stores overcharged for prescription drugs by not submitting accurate usual and customary prices, including by not submitting the price available to members of the former CVS Health Savings Pass program.

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

Rochester Drug Cooperative, Inc. v. Mylan Inc., et al. (U.S. District Court for the District of Minnesota). This putative class action was filed in March 2020 against Caremark, other PBMs and the manufacturer of EpiPen products and their authorized generics on behalf of purported classes of direct purchasers of these products. The complaint alleges violations of RICO and claims that rebate agreements between the drug manufacturer and PBMs caused the direct purchasers to pay inflated prices for these drug products. A nearly identical case was separately filed in the same court (Dakota Drug, Inc. v. Mylan Inc., et al.) and a motion to consolidate that lawsuit with this case is pending. The Company is defending itself against these claims.

Rochester Drug Cooperative, Inc. v. Eli Lilly and Co., et al. (U.S. District Court for the District of New Jersey). This putative class action was filed in March 2020 against Caremark, other PBMs and the manufacturers of analog insulin products on behalf of purported classes of direct purchasers of these products. The complaint alleges violations of RICO and claims that rebate agreements between the drug manufacturers and PBMs caused the direct purchasers to pay inflated prices for these drug products. Two nearly identical cases were separately filed in the same court (FWK Holdings, LLC v. Novo Nordisk, et al. and Value Drug Company v. Eli Lilly & Co., et al.), and motions to consolidate those lawsuits with this case are pending. The Company is defending itself against these claims.

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

In September 2015, the DEA served the Company with an administrative subpoena. The subpoena sought documents related to controlled substance policies, procedures and practices at eight Omnicare pharmacy locations from May 2012 to the present. In September 2017, the DEA expanded the investigation to include an additional Omnicare pharmacy location. In May 2020, the Company entered into an agreement with multiple U.S. Attorney’s Offices and the DEA to resolve the claims in the investigating jurisdictions.

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

Between February and August 2019, six class action complaints were filed by putative plaintiffs against the Company and certain current and former officers and directors: Anarkat v. CVS Health Corp., et al. (U.S. District Court for the District of Rhode Island); Labourers’ Pension Fund of Central and Eastern Canada v. CVS Health Corp., et al. (New York Supreme Court); City of Warren Police and Fire Retirement Sys. v. CVS Health Corp., et. al. (Rhode Island Superior Court); Cambria Co. Employees Retirement Sys. v. CVS Health Corp., et al. (New York Supreme Court); Freundlich v. CVS Health Corp., et al. (Rhode Island Superior Court); and Waterford Twp. Police & Fire Retirement Sys. v. CVS Health Corp., et al. (U.S. District Court for the District of Rhode Island). The plaintiffs in these cases assert a variety of causes of action under federal securities laws that are premised on allegations that the defendants made certain omissions and misrepresentations relating to the performance of the Company’s LTC business unit, which allegedly injured investors who acquired CVS Health securities between February 9, 2016 and February 20, 2019. The Freundlich case also alleges that defendants misrepresented anticipated synergies of the acquisition of Aetna (the “Aetna Acquisition”). Plaintiffs in the Freundlich and the City of Warren cases have filed a consolidated complaint that combines their allegations. The Labourers’ Pension Fund and Cambria County cases have been consolidated into a single action based on the Labourers’ Pension Fund complaint. The Company is defending itself against these claims.

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

The following is a reconciliation of financial measures of the Company’s segments to the consolidated totals:

In millions	Pharmacy Services (1)	Retail/ LTC	Health Care Benefits	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Three Months Ended
June 30, 2020
Revenues from external customers	$32,623	$14,187	$18,318	$29	$—	$65,157
Intersegment revenues	2,266	7,475	23	—	(9,764)	—
Net investment income	—	—	127	57	—	184
Total revenues	34,889	21,662	18,468	86	(9,764)	65,341
Adjusted operating income (loss)	1,327	1,057	3,464	(343)	(177)	5,328

June 30, 2019
Revenues from external customers	$31,988	$13,885	$17,249	$16	$—	$63,138
Intersegment revenues	2,854	7,562	6	—	(10,422)	—
Net investment income	—	—	148	145	—	293
Total revenues	34,842	21,447	17,403	161	(10,422)	63,431
Adjusted operating income (loss)	1,296	1,669	1,438	(202)	(170)	4,031

Six Months Ended
June 30, 2020
Revenues from external customers	$64,741	$29,544	$37,415	$50	$—	$131,750
Intersegment revenues	5,131	14,867	31	—	(20,029)	—
Net investment income	—	—	220	126	—	346
Total revenues	69,872	44,411	37,666	176	(20,029)	132,096
Adjusted operating income (loss)	2,508	2,959	4,955	(628)	(353)	9,441

June 30, 2019
Revenues from external customers	$61,814	$27,731	$34,949	$41	$—	$124,535
Intersegment revenues	6,586	14,831	12	—	(21,429)	—
Net investment income	—	—	312	230	—	542
Total revenues	68,400	42,562	35,273	271	(21,429)	125,077
Adjusted operating income (loss)	2,243	3,158	3,000	(433)	(342)	7,626
_____________________________________________

(1)
Total revenues of the Pharmacy Services segment include approximately $2.6 billion and $2.9 billion of retail co-payments for the three months ended June 30, 2020 and 2019, respectively, and $6.0 billion and $6.2 billion of retail co-payments for the six months ended June 30, 2020 and 2019, respectively.

The following are reconciliations of consolidated operating income to adjusted operating income for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2020	2019	2020	2019
Operating income (GAAP measure)	$4,680	$3,332	$8,138	$6,022
Amortization of intangible assets (1)	578	593	1,164	1,215
Acquisition-related integration costs (2)	70	106	139	254
Store rationalization charge (3)	—	—	—	135
Adjusted operating income	$5,328	$4,031	$9,441	$7,626
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

(2)
During the three and six months ended June 30, 2020 and 2019, acquisition-related integration costs relate to the Aetna Acquisition. The acquisition-related integration costs are reflected in the Company’s unaudited GAAP condensed consolidated statements of operations in operating expenses within the Corporate/Other segment.

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

11.	Subsequent Event

On July 31, 2020, the Company sold its Coventry Health Care Workers Compensation business for $850 million, subject to a working capital adjustment. The results of this business have historically been reported within the Health Care Benefits segment. The Company expects to recognize a pretax gain on the divestiture of approximately $225 million in the third quarter of 2020.

Index to Condensed Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CVS Health Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of CVS Health Corporation (the Company) as of June 30, 2020, the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2020 and 2019, the related condensed consolidated statements of shareholders’ equity for the three-month periods ended March 31, 2020 and 2019 and June 30, 2020 and 2019, the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2020 and 2019, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
August 5, 2020

Form 10-Q Table of Contents

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview of Business

CVS Health Corporation (“CVS Health”), together with its subsidiaries (collectively, the “Company,” “we,” “our” or “us”), is the nation’s premier health innovation company helping people on their path to better health. Whether in one of its pharmacies or through its health services and plans, the Company is pioneering a bold new approach to total health by making quality care more affordable, accessible, simple and seamless. The Company is community-based and locally focused, engaging consumers with the care they need when and where they need it. The Company has more than 9,900 retail locations, approximately 1,100 walk-in medical clinics, a leading pharmacy benefits manager with approximately 103 million plan members, a dedicated senior pharmacy care business serving more than one million patients per year and expanding specialty pharmacy services. The Company also serves an estimated 34 million people through traditional, voluntary and consumer-directed health insurance products and related services, including expanding Medicare Advantage offerings and a leading standalone Medicare Part D prescription drug plan (“PDP”). The Company believes its innovative health care model increases access to quality care, delivers better health outcomes and lowers overall health care costs.

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

Overview of the Retail/LTC Segment

The Retail/LTC segment sells prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products, cosmetics and personal care products, provides health care services through its MinuteClinic® walk-in medical clinics, provides medical diagnostic testing and conducts long-term care pharmacy (“LTC”) operations, which distribute prescription drugs and provide related pharmacy consulting and other ancillary services to long-term care facilities and other care settings. As of June 30, 2020, the Retail/LTC segment operated more than 9,900 retail locations, approximately 1,100 MinuteClinic locations as well as online retail pharmacy websites, LTC pharmacies and onsite pharmacies.

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

COVID-19 and 2020 Outlook

As coronavirus disease 2019 (“COVID-19”) continues to severely impact the economies of the U.S. and other countries around the world, the Company continues to execute its preparedness plans to maintain continuity of our operations, while also taking steps to keep our colleagues healthy and safe. In accordance with governmental directions to shelter-in-place, eliminate large gatherings and practice social distancing, the Company has transitioned many office-based colleagues to a remote work environment. The various initiatives we have implemented to slow and/or reduce the impact of COVID-19, such as colleagues working remotely and installing protective equipment in our retail pharmacies, and the COVID-19-related support programs we have put in place for our customers, medical members and colleagues have increased our operating expenses and reduced the efficiency of our operations.

The legislative and regulatory environment governing our businesses is dynamic and changing frequently as described in more detail below under “Government Regulation,” including mandated increases to the medical services we must pay for without a corresponding increase in the premiums we receive in our Insured Health Care Benefits products. Federal, state and local governmental policies and initiatives designed to reduce the transmission of COVID-19 may not effectively combat the severity and/or duration of the COVID-19 pandemic and have resulted in, among other things, a significant reduction in utilization of medical services (“utilization”) that is discretionary, the cancellation of elective medical procedures, reduced customer traffic and front store sales in our retail pharmacies, our customers being ordered to close or severely curtail their operations, the adoption of work-from-home policies and a reduction in diagnostic reporting due to reductions in provider visits and restrictions on our access to providers’ medical records, all of which impact our businesses. Among other impacts of these policies and initiatives, we expect an adverse impact on:

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

•	The amount, timing and collectability of payments to the Company from customers, clients, government payers and members as a result of the impact of COVID-19 on them.

In addition to the items described above, we expect the adverse economic conditions in the U.S. and abroad caused by COVID-19 to continue at least throughout 2020 and possibly longer, resulting in increased unemployment, reduced economic activity, continued capital markets volatility, downward pressure on our net investment income and the value of our investment portfolio and lower interest rates. We also expect to see upward pressure on provider unit costs and changes in provider behavior as providers attempt to maintain revenue levels in their efforts to adjust to their own COVID-19 related impacts and other economic challenges. We may continue to experience similar adverse effects on our businesses, operating results and cash flows from a recessionary economic environment that is expected to persist after the COVID-19 pandemic has moderated. As a result, the quarterly cadence of our earnings is likely to continue to vary from historical patterns.

The COVID-19 pandemic continues to evolve. We believe COVID-19’s impact on our businesses, operating results, cash flows and/or financial condition primarily will be driven by the geographies impacted and the severity and duration of the pandemic; the pandemic’s impact on the U.S. and global economies and consumer behavior and health care utilization patterns; and the timing, scope and impact of stimulus legislation as well as other federal, state and local governmental responses to the pandemic. Those primary drivers are beyond our knowledge and control. As a result, the impact COVID-19 will have on our businesses, operating results, cash flows and/or financial condition is uncertain, but the impact could be adverse and material. COVID-19 also may result in legal and regulatory proceedings, investigations and claims against us.

In addition to the COVID-19 related matters described above, the Company expects it will experience the following key trends during the remainder of 2020:

•
The Pharmacy Services segment is expected to benefit from Specialty pharmacy growth and continued improvements in purchasing economics and Enterprise modernization, partially offset by 2020 selling season net losses and continued price compression.

•	The Retail/LTC segment is expected to incur significant COVID-19 related investments, including operating costs, and experience continued reimbursement pressure.

•
The Health Care Benefits segment is expected to experience higher utilization of medical services in the second half of 2020 than in the first half of 2020, as the Company projects utilization of medical services will remain at or close to historical levels, consistent with its utilization experience late in the three months ended June 30, 2020. The Company expects to incur significant COVID-19 related investments in the Health Care Benefits segment, including premium credits, minimum MLR rebates and contractual requirements that benefit customers and members.

•
The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) imposes a significant industry-wide health insurer fee known as the “HIF.” The HIF is non-deductible for federal income tax purposes and is allocated to insurers based on the ratio of the amount of an insurer’s net premium revenues written during the preceding calendar year to the amount of health insurance premium for all U.S. health risk for certain lines of business during the preceding calendar year. The HIF was suspended for 2019, will be $15.5 billion for 2020 and has been repealed for calendar years after 2020. Our estimated share of the HIF for 2020 is approximately $1.0 billion. While the Company expects the reintroduction of the HIF to result in a lower medical benefit ratio (“MBR”) in 2020 compared to 2019, all else being equal, the Company expects its 2020 consolidated net income and effective income tax rate will be negatively impacted by the HIF compared to 2019 due to the non-deductibility of the HIF for federal income tax purposes.

•
The Company expects changes to its business environment to continue for the next several years as elected and other government officials at the national and state levels continue to propose and enact significant modifications to public policy and existing laws and regulations that govern the Company’s businesses.

The Company’s current expectations described above under “COVID-19 and 2020 Outlook” and below under “Government Regulation” are forward-looking statements. Please see “Cautionary Statement Concerning Forward-Looking Statements” and the Risk Factors sections of this report, and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Form 10-K”), for information regarding important factors that may cause the Company’s actual results to differ from those currently projected and/or otherwise materially affect the Company.

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

The CARES Act also provides relief funding to health care providers to reimburse them for health care related expenses incurred in preventing, preparing for and/or responding to COVID-19 (provided no other source is obligated to reimburse those expenses) or lost health care related revenues that are attributable to COVID-19. The Company did not request any funding under the CARES Act. However, in the three months ended June 30, 2020, the Company received $43 million from the CARES Act provider relief fund, all of which has been returned to the U.S. Department of Health and Human Services.

The CARES Act also allows for the deferral of the payment of the employer share of Social Security taxes effective March 27, 2020. The Company has elected to defer its Social Security tax payments in accordance with this provision, and will remit the associated payments in two equal installments on or about December 31, 2021 and December 31, 2022, as required under the CARES Act. The Company deferred $225 million of its Social Security tax payments during the three months ended June 30, 2020.

In addition to the Families First Act and the CARES Act, the Company is experiencing an unprecedented level of new laws, regulations, directives and orders from federal, state, county and municipal authorities related to the COVID-19 pandemic, most of which have been issued on an emergency basis with immediate, or in some instances retroactive, effect. These governmental actions include, but are not limited to, requirements to waive member cost sharing associated with COVID-19 testing and treatment, provide coverage for additional COVID-19-related services, expand the use of telemedicine, suspend precertification or other utilization management mechanisms (including review of claims for medical necessity), allow earlier or longer renewal of prescriptions, extend grace periods for payments of premiums or limit coverage termination based on non-payment of premiums or fees, modify health benefits coverage eligibility rules to help maintain employee eligibility, and facilitate, accelerate or advance payments to health care providers. Related governmental actions have required the Company to close or significantly limit operations at traditional office worksites and affected the hours of operation of MinuteClinic locations and the Company’s pharmacies. In some instances, the Company has taken permitted proactive actions consistent with more general regulatory directives, such as expanding home delivery of prescription medications, extending hours of operation for member assistance lines and liberalizing certain other terms of coverage. Similar directives have affected the Company’s international operations around the world. The Company anticipates additional mandates and directives from domestic and foreign federal, state, county and city authorities throughout the continuation of the COVID-19 pandemic and for some time thereafter, some of which may result in permanent changes in the Company’s operations or the health care and other benefits cost and other risks assumed by the Company. Further, although the Company has seen regulators relax certain requirements in light of the COVID-19 pandemic, such as temporary suspension of certain audits and extensions of certain filing deadlines, failure to provide regulatory relief or accommodations in other areas may result in increased costs or reduced revenue for the Company.

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

Separately, in April 2020, the U.S. Supreme Court ruled that health insurance companies may sue the federal government for amounts owed as calculated under the ACA’s temporary risk corridor program. The Company filed a lawsuit in August 2019 to recover the approximately $310 million it is owed under the ACA’s risk corridor program, which had been stayed pending the Supreme Court decision. The Company will continue to seek the payments owed to it and to evaluate the impact of the ACA and legislative, regulatory, administrative policy and litigation-driven changes to the ACA. At June 30, 2020, the Company did not record any ACA risk corridor receivables because payment is uncertain.

Operating Results

The following discussion explains the material changes in the Company’s operating results for the three and six months ended June 30, 2020 and 2019, and the significant developments affecting the Company’s financial condition since December 31, 2019. We strongly recommend that you read our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in the 2019 Form 10-K.

Summary of Consolidated Financial Results

					Change
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2020 vs 2019		Six Months Ended June 30, 2020 vs 2019
In millions	2020	2019	2020	2019	$	%	$	%
Revenues:
Products	$46,355	$45,531	$93,358	$88,874	$824	1.8%	$4,484	5.0%
Premiums	16,927	15,791	34,567	32,073	1,136	7.2%	2,494	7.8%
Services	1,875	1,816	3,825	3,588	59	3.2%	237	6.6%
Net investment income	184	293	346	542	(109)	(37.2)%	(196)	(36.2)%
Total revenues	65,341	63,431	132,096	125,077	1,910	3.0%	7,019	5.6%
Operating costs:
Cost of products sold	40,242	38,970	80,589	76,217	1,272	3.3%	4,372	5.7%
Benefit costs	11,751	13,087	26,138	26,546	(1,336)	(10.2)%	(408)	(1.5)%
Operating expenses	8,668	8,042	17,231	16,292	626	7.8%	939	5.8%
Total operating costs	60,661	60,099	123,958	119,055	562	0.9%	4,903	4.1%
Operating income	4,680	3,332	8,138	6,022	1,348	40.5%	2,116	35.1%
Interest expense	765	772	1,498	1,554	(7)	(0.9)%	(56)	(3.6)%
Other income	(45)	(31)	(99)	(62)	(14)	(45.2)%	(37)	(59.7)%
Income before income tax provision	3,960	2,591	6,739	4,530	1,369	52.8%	2,209	48.8%
Income tax provision	974	660	1,741	1,172	314	47.6%	569	48.5%
Net income	2,986	1,931	4,998	3,358	1,055	54.6%	1,640	48.8%
Net (income) loss attributable to noncontrolling interests	(11)	5	(16)	(1)	(16)	(320.0)%	(15)	(1,500.0)%
Net income attributable to CVS Health	$2,975	$1,936	$4,982	$3,357	$1,039	53.7%	$1,625	48.4%

Commentary - Three Months Ended June 30, 2020 vs. 2019

Revenues

•
Total revenues increased $1.9 billion, or 3.0%, in the three months ended June 30, 2020 compared to the prior year driven by growth across all segments. Total revenues in the three months ended June 30, 2020 were impacted by the COVID-19 pandemic, which adversely affected revenues in the Retail/LTC and Pharmacy Services segments primarily as a result of reduced new therapy prescriptions due to lower provider visits in the three months ended June 30, 2020, as well as reduced front store revenues in the Retail/LTC segment due to shelter-in-place orders.

•	Please see “Segment Analysis” later in this report for additional information about the revenues of the Company’s segments.

Operating expenses

•
Operating expenses increased $626 million, or 7.8%, in the three months ended June 30, 2020 compared to the prior year. Operating expenses as a percentage of total revenues were 13.3% in the three months ended June 30, 2020, an increase of 60 basis points compared to the prior year. The increase in operating expenses was primarily due to incremental operating expenses associated with the Company’s COVID-19 pandemic response efforts, the reinstatement of the HIF for 2020 and increased operating expenses associated with growth in the business. The increase in operating expenses was partially offset by the favorable impact of cost savings initiatives in the three months ended June 30, 2020.

•	Please see “Segment Analysis” later in this report for additional information about the operating expenses of the Company’s segments.

Operating income

•
Operating income increased $1.3 billion, or 40.5%, in the three months ended June 30, 2020 compared to the prior year. The increase in operating income was primarily due to the impact of the COVID-19 pandemic, which resulted in reduced benefit costs due to the deferral of elective procedures and other discretionary utilization in the Health Care Benefits segment, partially offset by reduced volume and increased operating expenses associated with the Company’s COVID-19 pandemic response efforts in the Retail/LTC segment.

•	Please see “Segment Analysis” later in this report for additional information about the operating income of the Company’s segments.

Interest expense

•
Interest expense remained relatively consistent in the three months ended June 30, 2020 compared to the prior year. See “Liquidity and Capital Resources” later in this report for additional information.

Income tax provision

•
The Company’s effective income tax rate was 24.6% in the three months ended June 30, 2020 compared to 25.5% in the three months ended June 30, 2019. The decrease in the effective income tax rate was primarily due to the favorable resolution of several state and local income tax matters in the three months ended June 30, 2020, partially offset by the reinstatement of the non-deductible HIF for 2020.

Commentary - Six Months Ended June 30, 2020 vs. 2019

Revenues

•	Total revenues increased $7.0 billion, or 5.6%, in the six months ended June 30, 2020 compared to the prior year driven by growth across all segments.

•	Please see “Segment Analysis” later in this report for additional information about the revenues of the Company’s segments.

Operating expenses

•
Operating expenses increased $939 million, or 5.8%, in the six months ended June 30, 2020 compared to the prior year. Operating expenses as a percentage of total revenues were 13.0% in both the six months ended June 30, 2020 and 2019. The increase in operating expenses was primarily due to the reinstatement of the HIF for 2020, increased operating expenses associated with growth in the business, as well as incremental operating expenses associated with the Company’s COVID-19 pandemic response efforts. The increase in operating expenses was partially offset by the favorable impact of cost savings initiatives and the absence of the $135 million store rationalization charge recorded in the six months ended June 30, 2019.

•	Please see “Segment Analysis” later in this report for additional information about the operating expenses of the Company’s segments.

Operating income

•
Operating income increased $2.1 billion, or 35.1%, in the six months ended June 30, 2020 compared to the prior year. The increase in operating income was primarily due to the impact of the COVID-19 pandemic, which resulted in reduced benefit costs due to the deferral of elective procedures and other discretionary utilization in the Health Care Benefits segment, partially offset by reduced volume and increased operating expenses associated with the Company’s COVID-19 pandemic response efforts in the Retail/LTC segment.

•	Please see “Segment Analysis” later in this report for additional information about the operating income of the Company’s segments.

Interest expense

•
Interest expense decreased $56 million, or 3.6%, in the six months ended June 30, 2020 compared to the prior year, primarily due to lower average debt in the six months ended June 30, 2020. See “Liquidity and Capital Resources” later in this report for additional information.

Income tax provision

•
The Company’s effective income tax rate was 25.8% in the six months ended June 30, 2020 compared to 25.9% in the six months ended June 30, 2019. The decrease in the effective income tax rate was primarily due to the favorable resolution of several state and local income tax matters in the six months ended June 30, 2020, substantially offset by the reinstatement of the non-deductible HIF for 2020.

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

The following is a reconciliation of financial measures of the Company’s segments to the consolidated totals:

In millions	Pharmacy Services (1)	Retail/ LTC	Health Care Benefits	Corporate/ Other	Intersegment Eliminations (2)	Consolidated Totals
Three Months Ended
June 30, 2020
Total revenues	$34,889	$21,662	$18,468	$86	$(9,764)	$65,341
Adjusted operating income (loss)	1,327	1,057	3,464	(343)	(177)	5,328
June 30, 2019
Total revenues	34,842	21,447	17,403	161	(10,422)	63,431
Adjusted operating income (loss)	1,296	1,669	1,438	(202)	(170)	4,031

Six Months Ended
June 30, 2020
Total revenues	$69,872	$44,411	$37,666	$176	$(20,029)	$132,096
Adjusted operating income (loss)	2,508	2,959	4,955	(628)	(353)	9,441
June 30, 2019
Total revenues	68,400	42,562	35,273	271	(21,429)	125,077
Adjusted operating income (loss)	2,243	3,158	3,000	(433)	(342)	7,626
_____________________________________________

(1)
Total revenues of the Pharmacy Services segment include approximately $2.6 billion and $2.9 billion of retail co-payments for the three months ended June 30, 2020 and 2019, respectively, and $6.0 billion and $6.2 billion of retail co-payments for the six months ended June 30, 2020 and 2019, respectively.

(2)	Intersegment eliminations relate to intersegment revenue generating activities that occur between the Pharmacy Services segment, the Retail/LTC segment and/or the Health Care Benefits segment.

The following are reconciliations of operating income to adjusted operating income for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020
In millions	Pharmacy Services	Retail/ LTC	Health Care Benefits	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Operating income (loss) (GAAP measure)	$1,271	$933	$3,066	$(413)	$(177)	$4,680
Non-GAAP adjustments:
Amortization of intangible assets (1)	56	124	398	—	—	578
Acquisition-related integration costs (2)	—	—	—	70	—	70
Adjusted operating income (loss)	$1,327	$1,057	$3,464	$(343)	$(177)	$5,328

	Three Months Ended June 30, 2019
In millions	Pharmacy Services	Retail/ LTC	Health Care Benefits	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Operating income (loss) (GAAP measure)	$1,197	$1,551	$1,062	$(308)	$(170)	$3,332
Non-GAAP adjustments:
Amortization of intangible assets (1)	99	118	376	—	—	593
Acquisition-related integration costs (2)	—	—	—	106	—	106
Adjusted operating income (loss)	$1,296	$1,669	$1,438	$(202)	$(170)	$4,031

	Six Months Ended June 30, 2020
In millions	Pharmacy Services	Retail/ LTC	Health Care Benefits	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Operating income (loss) (GAAP measure)	$2,385	$2,713	$4,161	$(768)	$(353)	$8,138
Non-GAAP adjustments:
Amortization of intangible assets (1)	123	246	794	1	—	1,164
Acquisition-related integration costs (2)	—	—	—	139	—	139
Adjusted operating income (loss)	$2,508	$2,959	$4,955	$(628)	$(353)	$9,441

	Six Months Ended June 30, 2019
In millions	Pharmacy Services	Retail/ LTC	Health Care Benefits	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Operating income (loss) (GAAP measure)	$2,047	$2,789	$2,217	$(689)	$(342)	$6,022
Non-GAAP adjustments:
Amortization of intangible assets (1)	196	234	783	2	—	1,215
Acquisition-related integration costs (2)	—	—	—	254	—	254
Store rationalization charge (3)	—	135	—	—	—	135
Adjusted operating income (loss)	$2,243	$3,158	$3,000	$(433)	$(342)	$7,626
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

(2)
During the three and six months ended June 30, 2020 and 2019, acquisition-related integration costs relate to the Company’s acquisition (the “Aetna Acquisition”) of Aetna Inc. (“Aetna”). The acquisition-related integration costs are reflected in the Company’s unaudited GAAP condensed consolidated statements of operations in operating expenses within the Corporate/Other segment.

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

Pharmacy Services Segment

The following table summarizes the Pharmacy Services segment’s performance for the respective periods:

					Change
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2020 vs 2019		Six Months Ended June 30, 2020 vs 2019
In millions, except percentages	2020	2019	2020	2019	$	%	$	%
Revenues:
Products	$34,595	$34,723	$69,341	$68,173	$(128)	(0.4)%	$1,168	1.7%
Services	294	119	531	227	175	147.1%	304	133.9%
Total revenues	34,889	34,842	69,872	68,400	47	0.1%	1,472	2.2%
Cost of products sold	33,271	33,279	66,774	65,618	(8)	—%	1,156	1.8%
Operating expenses	347	366	713	735	(19)	(5.2)%	(22)	(3.0)%
Operating expenses as a % of total revenues	1.0%	1.1%	1.0%	1.1%
Operating income	$1,271	$1,197	$2,385	$2,047	$74	6.2%	$338	16.5%
Operating income as a % of total revenues	3.6%	3.4%	3.4%	3.0%
Adjusted operating income (1)	$1,327	$1,296	$2,508	$2,243	$31	2.4%	$265	11.8%
Adjusted operating income as a % of total revenues	3.8%	3.7%	3.6%	3.3%
Revenues (by distribution channel):
Pharmacy network (2) (3)	$20,536	$21,974	$41,636	$43,506	$(1,438)	(6.5)%	$(1,870)	(4.3)%
Mail choice (3) (4)	14,109	12,724	27,783	24,605	1,385	10.9%	3,178	12.9%
Other	244	144	453	289	100	69.4%	164	56.7%
Pharmacy claims processed: (5)
Total	505.4	489.0	1,046.8	970.8	16.4	3.4%	76.0	7.8%
Pharmacy network (2)	425.1	412.1	886.2	819.8	13.0	3.2%	66.4	8.1%
Mail choice (4)	80.3	76.9	160.6	151.0	3.4	4.4%	9.6	6.4%
Generic dispensing rate: (5)
Total	88.7%	88.5%	88.8%	88.4%
Pharmacy network (2)	89.3%	89.1%	89.4%	89.0%
Mail choice (4)	85.7%	85.2%	85.7%	85.0%
_____________________________________________

(1)	See “Segment Analysis” above in this report for a reconciliation of operating income (GAAP measure) to adjusted operating income for the Pharmacy Services segment.

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

Commentary - Three Months Ended June 30, 2020 vs. 2019

Revenues

•
Total revenues of $34.9 billion increased $47 million in the three months ended June 30, 2020 compared to the prior year, as growth in specialty pharmacy and brand inflation were largely offset by previously disclosed client losses and continued price compression.

Operating expenses

•
Operating expenses in the Pharmacy Services segment include selling, general and administrative expenses; depreciation and amortization expense; and expenses related to specialty retail pharmacies, which include store and administrative payroll, employee benefits and occupancy costs.

•
Operating expenses decreased $19 million, or 5.2%, in the three months ended June 30, 2020 compared to the prior year primarily driven by lower amortization expense in the three months ended June 30, 2020, partially offset by incremental operating expenses associated with growth in the business.

•	Operating expenses as a percentage of total revenues remained relatively consistent at 1.0% and 1.1% in the three-month periods ended June 30, 2020 and 2019, respectively.

Operating income and adjusted operating income

•
Operating income increased $74 million, or 6.2%, and adjusted operating income increased $31 million, or 2.4%, in the three months ended June 30, 2020 compared to the prior year primarily driven by growth in specialty pharmacy and improved purchasing economics. The increase was partially offset by continued price compression and previously disclosed client losses. The increase in operating income also was driven by lower amortization expense in the three months ended June 30, 2020.

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

Pharmacy claims processed

•
Total pharmacy claims processed represents the number of prescription claims processed through our pharmacy benefits manager and dispensed by either our retail network pharmacies or our own mail and specialty pharmacies. Management uses this metric to understand variances between actual claims processed and expected amounts as well as trends in period-over-period results. This metric provides management and investors with information useful in understanding the impact of pharmacy claim volume on segment total revenues and operating results.

•
The Company’s pharmacy network claims processed on a 30-day equivalent basis increased 3.2% to 425.1 million claims in the three months ended June 30, 2020 compared to 412.1 million claims in the prior year. The increase in pharmacy network claims processed was primarily driven by net new business, partially offset by reduced new therapy prescriptions due to lower provider visits in the three months ended June 30, 2020.

•
The Company’s mail choice claims processed on a 30-day equivalent basis increased 4.4% to 80.3 million claims in the three months ended June 30, 2020 compared to 76.9 million claims in the prior year. The increase in mail choice claims was primarily driven by net new business and the continued adoption of Maintenance Choice offerings. The increase was partially offset by reduced new therapy prescriptions due to lower provider visits in the three months ended June 30, 2020.

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

•
The Pharmacy Services segment’s total generic dispensing rate increased to 88.7% in the three months ended June 30, 2020 compared to 88.5% in the prior year. The continued increase in the segment’s generic dispensing rate was primarily due to the impact of new generic drug introductions and the Company’s ongoing efforts to encourage plan members to use generic drugs when they are available and clinically appropriate. The Company believes the segment’s generic dispensing rate will continue to increase in future periods, albeit at a slower pace. This increase will be affected by, among other things, the number of new brand and generic drug introductions and the Company’s success at encouraging plan members to utilize generic drugs when they are available and clinically appropriate.

Commentary - Six Months Ended June 30, 2020 vs. 2019

Revenues

•
Total revenues increased $1.5 billion, or 2.2%, to $69.9 billion in the six months ended June 30, 2020 compared to the prior year primarily due to growth in specialty pharmacy, brand inflation and increased total pharmacy claims volume. The increase was partially offset by previously disclosed client losses, continued price compression and an increased generic dispensing rate.

Operating expenses

•
Operating expenses decreased $22 million, or 3.0%, in the six months ended June 30, 2020 compared to the prior year primarily driven by lower amortization expense in the six months ended June 30, 2020, partially offset by incremental operating expenses associated with growth in the business.

•	Operating expenses as a percentage of total revenues remained relatively consistent at 1.0% and 1.1% in the six-month periods ended June 30, 2020 and 2019, respectively.

Operating income and adjusted operating income

•
Operating income increased $338 million, or 16.5%, and adjusted operating income increased $265 million, or 11.8%, in the six months ended June 30, 2020 compared to the prior year primarily driven by growth in specialty pharmacy, improved purchasing economics and an increased generic dispensing rate, partially offset by previously disclosed client losses and continued price compression. The increase in operating income also was driven by lower amortization expense in the six months ended June 30, 2020.

Pharmacy claims processed

•
The Company’s pharmacy network claims processed on a 30-day equivalent basis increased 8.1% to 886.2 million claims in the six months ended June 30, 2020 compared to 819.8 million claims in the prior year. The increase in pharmacy network claims processed was primarily driven by net new business, partially offset by reduced new therapy prescriptions due to lower provider visits in the six months ended June 30, 2020.

•
The Company’s mail choice claims processed on a 30-day equivalent basis increased 6.4% to 160.6 million claims in the six months ended June 30, 2020 compared to 151.0 million claims in the prior year. The increase in mail choice claims was primarily driven by net new business and the continued adoption of Maintenance Choice offerings. The increase was partially offset by reduced new therapy prescriptions due to lower provider visits in the six months ended June 30, 2020.

Generic dispensing rate

•
The Pharmacy Services segment’s total generic dispensing rate increased to 88.8% in the six months ended June 30, 2020 compared to 88.4% in the prior year. The continued increase in the segment’s generic dispensing rate was primarily due to the impact of new generic drug introductions and the Company’s ongoing efforts to encourage plan members to use generic drugs when they are available and clinically appropriate.

Retail/LTC Segment

The following table summarizes the Retail/LTC segment’s performance for the respective periods:

					Change
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2020 vs 2019		Six Months Ended June 30, 2020 vs 2019
In millions, except percentages	2020	2019	2020	2019	$	%	$	%
Revenues:
Products	$21,476	$21,230	$43,998	$42,130	$246	1.2%	$1,868	4.4%
Services	186	217	413	432	(31)	(14.3)%	(19)	(4.4)%
Total revenues	21,662	21,447	44,411	42,562	215	1.0%	1,849	4.3%
Cost of products sold	16,220	15,551	32,798	30,848	669	4.3%	1,950	6.3%
Operating expenses	4,509	4,345	8,900	8,925	164	3.8%	(25)	(0.3)%
Operating expenses as a % of total revenues	20.8%	20.3%	20.0%	21.0%
Operating income	$933	$1,551	$2,713	$2,789	$(618)	(39.8)%	$(76)	(2.7)%
Operating income as a % of total revenues	4.3%	7.2%	6.1%	6.6%
Adjusted operating income (1)	$1,057	$1,669	$2,959	$3,158	$(612)	(36.7)%	$(199)	(6.3)%
Adjusted operating income as a % of total revenues	4.9%	7.8%	6.7%	7.4%
Revenues (by major goods/service lines):
Pharmacy	$16,870	$16,392	$34,225	$32,510	$478	2.9%	$1,715	5.3%
Front Store	4,653	4,875	9,861	9,674	(222)	(4.6)%	187	1.9%
Other	139	180	325	378	(41)	(22.8)%	(53)	(14.0)%
Prescriptions filled (2)	345.4	349.1	720.5	695.9	(3.7)	(1.1)%	24.6	3.5%
Same store sales increase (decrease): (3)
Total	2.4%	4.2%	5.7%	4.0%
Pharmacy	4.6%	4.7%	6.9%	4.8%
Front Store	(4.5)%	2.9%	1.7%	1.6%
Prescription volume (2)	0.6%	7.2%	5.2%	7.0%
Generic dispensing rate (2)	89.1%	89.0%	89.2%	88.9%
_____________________________________________

(1)	See “Segment Analysis” above in this report for a reconciliation of operating income (GAAP measure) to adjusted operating income for the Retail/LTC segment.

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

Commentary - Three Months Ended June 30, 2020 vs. 2019

Revenues

•
Total revenues increased $215 million, or 1.0%, to $21.7 billion in the three months ended June 30, 2020 compared to the prior year primarily driven by pharmacy drug mix, growth in retail pharmacy prescription volume and brand inflation. These increases were partially offset by continued reimbursement pressure, the impact of recent generic introductions, decreased long-term care prescription volume and lower front store revenues.

•
Pharmacy same store sales increased 4.6% in the three months ended June 30, 2020 compared to the prior year. The increase was primarily driven by pharmacy drug mix, brand inflation and the 0.6% increase in pharmacy same store prescription volume on a 30-day equivalent basis. These increases were partially offset by continued reimbursement pressure and the impact of recent generic introductions.

•
Front store same store sales decreased 4.5% in the three months ended June 30, 2020 compared to the prior year. The decrease was primarily due to reduced customer traffic in the segment’s retail pharmacies due to shelter-in-place orders in response to the COVID-19 pandemic.

Operating expenses

•
Operating expenses in the Retail/LTC segment include store payroll, store employee benefits, store occupancy costs, selling expenses, advertising expenses, depreciation and amortization expense and certain administrative expenses.

•
Operating expenses increased $164 million, or 3.8%, in the three months ended June 30, 2020 compared to the prior year, primarily due to increased operating expenses associated with the Company’s COVID-19 pandemic response efforts, increased legal costs due to the absence of the favorable resolution of certain legal matters in the three months ended June 30, 2019 and $27 million of uninsured store damage and inventory losses from civil unrest in the three months ended June 30, 2020. The increase was partially offset by the impact of cost savings initiatives in the three months ended June 30, 2020.

•
Operating expenses as a percentage of total revenues increased to 20.8% in the three months ended June 30, 2020 compared to 20.3% in the prior year. The increase in operating expenses as a percentage of total revenues was primarily driven by the increases in operating expenses described above.

Operating income and adjusted operating income

•
Operating income decreased $618 million, or 39.8%, and adjusted operating income decreased $612 million, or 36.7%, in the three months ended June 30, 2020 compared to the prior year. The decrease in both operating income and adjusted operating income was primarily due to the impact of the COVID-19 pandemic, which resulted in incremental operating expenses associated with the Company’s COVID-19 pandemic response efforts, decreased front store volume and reduced new therapy prescriptions, as well as continued reimbursement pressure. These decreases were partially offset by improved generic drug purchasing in the three months ended June 30, 2020.

•	As you review the Retail/LTC segment’s performance in this area, you should consider the following important information about the business:

•
The segment’s operating income and adjusted operating income have been adversely affected by the efforts of managed care organizations, PBMs and governmental and other third-party payors to reduce their prescription drug costs, including the use of restrictive networks, as well as changes in the mix of business within the pharmacy portion of the Retail/LTC segment. If the reimbursement pressure accelerates, the segment may not be able grow revenues, and its operating income and adjusted operating income could be adversely affected.

•
The increased use of generic drugs has positively impacted the segment’s operating income and adjusted operating income but has resulted in third-party payors augmenting their efforts to reduce reimbursement payments to retail pharmacies for prescriptions. This trend, which the Company expects to continue, reduces the benefit the segment realizes from brand to generic drug conversions.

Prescriptions filled

•
Prescriptions filled represents the number of prescriptions dispensed through the Retail/LTC segment’s pharmacies. Management uses this metric to understand variances between actual prescriptions dispensed and expected amounts as well as trends in period-over-period results. This metric provides management and investors with information useful in understanding the impact of prescription volume on segment total revenues and operating results.

•
Prescriptions filled decreased 1.1% on a 30-day equivalent basis in the three months ended June 30, 2020 compared to the prior year. The decrease was primarily driven by reduced new therapy prescriptions due to lower provider visits in the three months ended June 30, 2020 and decreased long-term care prescription volume, partially offset by the continued adoption of patient care programs.

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

•
The Retail/LTC segment’s generic dispensing rate of 89.1% in the three months ended June 30, 2020 remained relatively consistent with the prior year. The Company believes the segment’s generic dispensing rate will continue to increase in future periods, albeit at a slower pace. This increase will be affected by, among other things, the number of new brand and generic drug introductions and the Company’s success at encouraging plan members to utilize generic drugs when they are available and clinically appropriate.

Commentary - Six Months Ended June 30, 2020 vs. 2019

Revenues

•
Total revenues increased $1.8 billion, or 4.3%, to $44.4 billion in the six months ended June 30, 2020 compared to the prior year primarily driven by increased prescription volume, pharmacy drug mix and brand inflation. These increases were partially offset by continued reimbursement pressure and the impact of recent generic introductions.

•
Pharmacy same store sales increased 6.9% in the six months ended June 30, 2020 compared to the prior year. The increase was driven by the 5.2% increase in pharmacy same store prescription volume on a 30-day equivalent basis, pharmacy drug mix and brand inflation. These increases were partially offset by continued reimbursement pressure and the impact of recent generic introductions.

•
Front store same store sales increased 1.7% in the six months ended June 30, 2020 compared to the prior year. The increase was primarily due to strength in consumer health and general merchandise sales (which was primarily driven by COVID-19 related sales) and the impact of the additional day in 2020 due to the leap year.

Operating expenses

•
Operating expenses decreased $25 million, or 0.3%, in the six months ended June 30, 2020 compared to the prior year. The decrease was primarily driven by the impact of cost savings initiatives and the absence of the $135 million store rationalization charge in connection with the planned closure of underperforming retail pharmacy stores recorded in the six months ended June 30, 2019. The decrease was partially offset by increased operating expenses associated with the Company’s COVID-19 pandemic response efforts and the increased volume described above in the six months ended June 30, 2020.

•
Operating expenses as a percentage of total revenues decreased to 20.0% in the six months ended June 30, 2020 compared to 21.0% in the prior year. The decrease in operating expenses as a percentage of total revenues was primarily driven by the increases in total revenues and decreases in operating expenses described above.

Operating income and adjusted operating income

•
Operating income decreased $76 million, or 2.7%, and adjusted operating income decreased $199 million, or 6.3%, in the six months ended June 30, 2020 compared to the prior year. The decrease in both operating income and adjusted operating income was primarily due to continued reimbursement pressure and incremental operating expenses associated with the Company’s COVID-19 pandemic response efforts, partially offset by the increased prescription and front store volume described above, improved generic drug purchasing and the impact of cost savings initiatives in the six months ended June 30, 2020. The decrease in operating income was also partially offset by the absence of the $135 million store rationalization charge recorded in the six months ended June 30, 2019.

Prescriptions filled

•
Prescriptions filled increased 3.5% on a 30-day equivalent basis in the six months ended June 30, 2020 compared to the prior year. The increase was primarily driven by the continued adoption of patient care programs and the impact of the additional day in 2020 due to the leap year, partially offset by reduced new therapy prescription volume due to lower provider visits in the six months ended June 30, 2020 and decreased long-term care prescription volume.

Generic dispensing rate

•
The Retail/LTC segment’s generic dispensing rate increased to 89.2% in the six months ended June 30, 2020 compared to 88.9% in the prior year. The continued increase in the segment’s generic dispensing rate was primarily due to the impact of new generic drug introductions.

Health Care Benefits Segment

The following table summarizes the Health Care Benefits segment’s performance for the respective periods:

					Change
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2020 vs 2019		Six Months Ended June 30, 2020 vs 2019
In millions, except percentages and basis points (“bps”)	2020	2019	2020	2019	$	%	$	%
Revenues:
Premiums	$16,913	$15,777	$34,534	$32,036	$1,136	7.2%	$2,498	7.8%
Services	1,428	1,478	2,912	2,925	(50)	(3.4)%	(13)	(0.4)%
Net investment income	127	148	220	312	(21)	(14.2)%	(92)	(29.5)%
Total revenues	18,468	17,403	37,666	35,273	1,065	6.1%	2,393	6.8%
Benefit costs	11,884	13,246	26,400	26,901	(1,362)	(10.3)%	(501)	(1.9)%
MBR	70.3%	84.0%	76.4%	84.0%	(1,370)	bps	(760)	bps
Operating expenses	$3,518	$3,095	$7,105	$6,155	$423	13.7%	$950	15.4%
Operating expenses as a % of total revenues	19.0%	17.8%	18.9%	17.4%
Operating income	$3,066	$1,062	$4,161	$2,217	$2,004	188.7%	$1,944	87.7%
Operating income as a % of total revenues	16.6%	6.1%	11.0%	6.3%
Adjusted operating income (1)	$3,464	$1,438	$4,955	$3,000	$2,026	140.9%	$1,955	65.2%
Adjusted operating income as a % of total revenues	18.8%	8.3%	13.2%	8.5%
_____________________________________________

(1)	See “Segment Analysis” above in this report for a reconciliation of operating income (GAAP measure) to adjusted operating income for the Health Care Benefits segment.

Commentary - Three Months Ended June 30, 2020 vs. 2019

Revenues

•
Total revenues increased $1.1 billion, or 6.1%, to $18.5 billion in the three months ended June 30, 2020 compared to the prior year primarily driven by membership growth in the Health Care Benefits segment’s Government products and the favorable impact of the reinstatement of the HIF for 2020. These increases were partially offset by the absence of the financial results of Aetna’s standalone Medicare Part D prescription drug plans, which the Company retained through 2019, and membership declines in the segment’s Commercial insured products.

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

•
The Health Care Benefits segment’s MBR decreased 1,370 basis points from 84.0% to 70.3% in the three months ended June 30, 2020 compared to the prior year primarily due to the deferral of elective procedures and other discretionary utilization in response to the COVID-19 pandemic and the reinstatement of the HIF for 2020.

Operating expenses

•	Operating expenses in the Health Care Benefits segment include selling, general and administrative expenses and depreciation and amortization expenses.

•
Operating expenses increased $423 million, or 13.7%, in the three months ended June 30, 2020 compared to the prior year. The increase in operating expenses was primarily due to the reinstatement of the HIF for 2020 and incremental operating expenses to support the increased membership described above, including operating expenses to support additional Medicaid members onboarded during the first quarter of 2020.

•
Operating expenses as a percentage of total revenues increased to 19.0% in the three months ended June 30, 2020 compared to 17.8% in the prior year. The increase in operating expenses as a percentage of total revenues was primarily due to the reinstatement of the HIF for 2020.

Operating income and adjusted operating income

•
Operating income increased $2.0 billion, or 188.7%, and adjusted operating income increased $2.0 billion, or 140.9% in the three months ended June 30, 2020, compared to the prior year. The increase was primarily driven by reduced benefit costs due to the deferral of elective procedures and other discretionary utilization in response to the COVID-19 pandemic, growth in the segment’s Government products and the impact of cost reduction efforts, including integration synergies. These increases were partially offset by membership declines in the segment’s Commercial insured products.

Commentary - Six Months Ended June 30, 2020 vs. 2019

Revenues

•
Total revenues increased $2.4 billion, or 6.8%, to $37.7 billion in the six months ended June 30, 2020 compared to the prior year primarily driven by membership growth in the Health Care Benefits segment’s Government products and the favorable impact of the reinstatement of the HIF for 2020. These increases were partially offset by the absence of the financial results of Aetna’s standalone Medicare Part D prescription drug plans, which the Company retained through 2019, and membership declines in the segment’s Commercial insured products.

MBR

•
The Health Care Benefits segment’s MBR decreased 760 basis points from 84.0% to 76.4% in the six months ended June 30, 2020 compared to the prior year primarily due to the deferral of elective procedures and other discretionary utilization in response to the COVID-19 pandemic and the reinstatement of the HIF for 2020.

Operating expenses

•
Operating expenses increased $950 million, or 15.4%, in the six months ended June 30, 2020 compared to the prior year. The increase in operating expenses was primarily due to the reinstatement of the HIF for 2020 and incremental operating expenses to support the increased membership described above, including operating expenses to support additional Medicaid members onboarded during the first quarter of 2020.

•
Operating expenses as a percentage of total revenues increased to 18.9% in the six months ended June 30, 2020 compared to 17.4% in the prior year. The increase in operating expenses as a percentage of total revenues was primarily due to the reinstatement of the HIF for 2020.

Operating income and adjusted operating income

•
Operating income increased $1.9 billion, or 87.7%, and adjusted operating income increased $2.0 billion, or 65.2% in the six months ended June 30, 2020, compared to the prior year. The increase was primarily driven by reduced benefit costs due to the deferral of elective procedures and other discretionary utilization in response to the COVID-19 pandemic, growth in the segment’s Government products and the impact of cost reduction efforts, including integration synergies. These increases were partially offset by membership declines in the segment’s Commercial insured products.

The following table summarizes the Health Care Benefits segment’s medical membership for the respective periods:

	June 30, 2020			March 31, 2020			December 31, 2019			June 30, 2019
In thousands	Insured	ASC	Total	Insured	ASC	Total	Insured	ASC	Total	Insured	ASC	Total
Medical membership:
Commercial	3,298	14,179	17,477	3,372	14,206	17,578	3,591	14,159	17,750	3,571	14,276	17,847
Medicare Advantage	2,651	—	2,651	2,584	—	2,584	2,321	—	2,321	2,264	—	2,264
Medicare Supplement	954	—	954	913	—	913	881	—	881	819	—	819
Medicaid	1,918	586	2,504	1,835	552	2,387	1,398	558	1,956	1,344	562	1,906
Total medical membership	8,821	14,765	23,586	8,704	14,758	23,462	8,191	14,717	22,908	7,998	14,838	22,836

Supplemental membership information:
Medicare Prescription Drug Plan (standalone) (1)			5,575			5,624			5,994			6,004
_____________________________________________

(1)
Represents the Company’s SilverScript PDP membership only. Excludes 2.5 million members as of both December 31, 2019 and June 30, 2019 related to Aetna’s standalone PDPs that were sold effective December 31, 2018. The Company retained the financial results of the divested plans through 2019 through a reinsurance agreement. Subsequent to 2019, the Company no longer retains the financial results of the divested plans.

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

•
Medical membership as of June 30, 2020 of 23.6 million increased 124 thousand members compared with March 31, 2020, primarily reflecting increases in Medicare and Medicaid products, partially offset by a decline in Commercial products. Medical membership as of June 30, 2020 of 23.6 million increased 750 thousand members compared with June 30, 2019, reflecting increases in Medicare and Medicaid products, partially offset by declines in Commercial products.

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

Corporate/Other Segment

The following table summarizes the Corporate/Other segment’s performance for the respective periods:

					Change
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2020 vs 2019		Six Months Ended June 30, 2020 vs 2019
In millions, except percentages	2020	2019	2020	2019	$	%	$	%
Revenues:
Premiums	$14	$14	$33	$37	$—	—%	$(4)	(10.8)%
Services	15	2	17	4	13	650.0%	13	325.0%
Net investment income	57	145	126	230	(88)	(60.7)%	(104)	(45.2)%
Total revenues	86	161	176	271	(75)	(46.6)%	(95)	(35.1)%
Benefit costs	51	57	119	136	(6)	(10.5)%	(17)	(12.5)%
Operating expenses	448	412	825	824	36	8.7%	1	0.1%
Operating loss	(413)	(308)	(768)	(689)	(105)	(34.1)%	(79)	(11.5)%
Adjusted operating loss (1)	(343)	(202)	(628)	(433)	(141)	(69.8)%	(195)	(45.0)%
_____________________________________________

(1)	See “Segment Analysis” above in this report for a reconciliation of operating loss (GAAP measure) to adjusted operating loss for the Corporate/Other segment.

Commentary - Three Months Ended June 30, 2020 vs. 2019

Revenues

•	Revenues primarily relate to products for which the Company no longer solicits or accepts new customers, such as large case pensions and long-term care insurance products.

•
Total revenues decreased $75 million in the three months ended June 30, 2020 compared to the prior year. The decrease was primarily driven by lower net investment income due to COVID-19 related capital markets volatility and a $37 million decrease in net realized capital gains in the three months ended June 30, 2020 compared to the prior year.

Operating expenses

•
Operating expenses within the Corporate/Other segment consist of management and administrative expenses to support the Company’s overall operations, which include certain aspects of executive management and the corporate relations, legal, compliance, human resources, information technology and finance departments, expenses associated with the Company’s investments in its transformation and Enterprise modernization programs and acquisition-related integration costs. Segment operating expenses also include operating costs to support the Company’s large case pensions and long-term care insurance products.

•
Operating expenses increased $36 million in the three months ended June 30, 2020 compared to the prior year. The increase was primarily driven by incremental operating expenses associated with the Company’s COVID-19 pandemic response efforts and investments in transformation in the three months ended June 30, 2020. These increases were partially offset by a $36 million decrease in acquisition-related integration costs in the three months ended June 30, 2020 compared to the prior period.

Commentary - Six Months Ended June 30, 2020 vs. 2019

Revenues

•
Total revenues decreased $95 million in the six months ended June 30, 2020 compared to the prior year. The decrease was primarily driven by lower net investment income due to COVID-19 related capital markets volatility, and a $68 million decrease in net realized capital gains in the six months ended June 30, 2020 compared to the prior year.

Operating expenses

•
Operating expenses of $825 million in the six months ended June 30, 2020 remained relatively flat compared to the prior year, as operating expenses associated with the Company’s COVID-19 pandemic response efforts and investments in transformation in the six months ended June 30, 2020 were largely offset by a $115 million decrease in acquisition-related integration costs compared to the prior period.

Liquidity and Capital Resources

Cash Flows

The Company maintains a level of liquidity sufficient to allow it to meet its cash needs in the short-term. Over the long term, the Company manages its cash and capital structure to maximize shareholder return, maintain its financial condition and maintain flexibility for future strategic initiatives. The Company continuously assesses its regulatory capital requirements, working capital needs, debt and leverage levels, debt maturity schedule, capital expenditure requirements, dividend payouts, potential share repurchases and future investments or acquisitions. The Company believes its operating cash flows, commercial paper program, credit facilities, sale-leaseback program, as well as any potential future borrowings, will be sufficient to fund these future payments and long-term initiatives. As of June 30, 2020, the Company had approximately $14.9 billion in cash and cash equivalents, approximately $7.0 billion of which was held by the parent company or nonrestricted subsidiaries.

The COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in the capital markets. In addition to adversely affecting the Company’s businesses, which may have a material adverse impact on the Company’s profitability and cash flows, these developments may adversely affect the timing and collectability of payments to the Company from customers, clients, government payers and members as a result of the impact of COVID-19 on them. As a result of the continued uncertainty generated by COVID-19, on March 31, 2020, the Company issued $4 billion aggregate principal amount of unsecured senior notes to enhance its liquidity and strengthen its capital. The net proceeds from this offering will be used for general corporate purposes, which may include working capital, capital expenditures and repayment of indebtedness. As the net proceeds from this offering had not been used for these purposes, the net proceeds were held in cash or temporarily invested in cash equivalents and short-term investment-grade securities from the date of issuance through June 30, 2020. The Company will continue to monitor the severity and duration of the pandemic and its impact on the U.S. and global economies, consumer behavior and health care utilization patterns and our businesses, results of operations, financial condition, and cash flows.

The net change in cash, cash equivalents and restricted cash during the six months ended June 30, 2020 and 2019 was as follows:

	Six Months Ended June 30,		Change
In millions, except percentages	2020	2019	$	%
Net cash provided by operating activities	$10,424	$7,286	$3,138	43.1%
Net cash used in investing activities	(2,930)	(1,801)	(1,129)	62.7%
Net cash provided by (used in) financing activities	1,697	(3,442)	5,139	(149.3)%
Net increase in cash, cash equivalents and restricted cash	$9,191	$2,043	$7,148	349.9%

Commentary

•
Net cash provided by operating activities increased by $3.1 billion in the six months ended June 30, 2020 compared to the prior year due primarily to the deferral of approximately $1.3 billion of quarterly estimated federal and state income tax payments normally due during the second quarter for which deferral was permitted until the third quarter of 2020, and the deferral of $225 million of certain payroll tax payments to future years, as permitted in response to the COVID-19 pandemic, and reduced benefit costs due to the deferral of elective procedures and other discretionary utilization in the Health Care Benefits segment resulting from the COVID-19 pandemic. During the third quarter of 2020, the Company will pay its share of the 2020 HIF of approximately $1.0 billion.

•
Net cash used in investing activities increased by $1.1 billion in the six months ended June 30, 2020 compared to the prior year primarily due to increased net purchases of investments and an increase in cash used for acquisitions.

•
Net cash provided by financing activities was $1.7 billion in the six months ended June 30, 2020 compared to net cash used in financing activities of $3.4 billion in the prior year. The increase in cash provided by financing activities primarily related to the issuance of $4.0 billion of senior notes during the six months ended June 30, 2020 and lower repayments of long-term debt during the six months ended June 30, 2020 compared to the prior year.

Short-term Borrowings

Commercial Paper and Back-up Credit Facilities
The Company did not have any commercial paper outstanding as of June 30, 2020. In connection with its commercial paper program, the Company maintains a $1.0 billion 364-day unsecured back-up revolving credit facility, which expires on May 12, 2021, a $1.0 billion, five-year unsecured back-up revolving credit facility, which expires on May 18, 2022, a $2.0 billion, five-year unsecured back-up revolving credit facility, which expires on May 17, 2023, and a $2.0 billion, five-year unsecured back-up revolving credit facility, which expires on May 16, 2024. The credit facilities allow for borrowings at various rates that are dependent, in part, on the Company’s public debt ratings and require the Company to pay a weighted average quarterly facility fee of approximately 0.03%, regardless of usage. As of June 30, 2020, there were no borrowings outstanding under any of the Company’s back-up credit facilities.

Federal Home Loan Bank of Boston
A subsidiary of the Company is a member of the Federal Home Loan Bank of Boston (the “FHLBB”). As a member, the subsidiary has the ability to obtain cash advances, subject to certain minimum collateral requirements. The maximum borrowing capacity available from the FHLBB as of June 30, 2020, was approximately $940 million. As of June 30, 2020, there were no outstanding advances from the FHLBB.

Long-term Borrowings

2020 Notes
On March 31, 2020, the Company issued $750 million aggregate principal amount of 3.625% unsecured senior notes due April 1, 2027, $1.5 billion aggregate principal amount of 3.75% unsecured senior notes due April 1, 2030, $1.0 billion aggregate principal amount of 4.125% unsecured senior notes due April 1, 2040 and $750 million aggregate principal amount of 4.25% unsecured senior notes due April 1, 2050 (collectively, the “2020 Notes”) for total proceeds of approximately $3.95 billion, net of discounts and underwriting fees. The net proceeds of the 2020 Notes will be used for general corporate purposes, which may include working capital, capital expenditures and repayment of indebtedness. As the net proceeds from this offering had not been used for these purposes, the net proceeds were held in cash or temporarily invested in cash equivalents and short-term investment-grade securities from the date of issuance through June 30, 2020.

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

Debt Covenants

The Company’s back-up revolving credit facilities, unsecured senior notes and unsecured floating rate notes contain customary restrictive financial and operating covenants. These covenants do not include an acceleration of the Company’s debt maturities in the event of a downgrade in the Company’s credit ratings. The Company does not believe the restrictions contained in these covenants materially affect its financial or operating flexibility. As of June 30, 2020, the Company was in compliance with all of its debt covenants.

Debt Ratings

As of June 30, 2020, the Company’s long-term debt was rated “Baa2” by Moody’s Investor Service, Inc. (“Moody’s”) and “BBB” by Standard & Poor’s Financial Services LLC (“S&P”), and its commercial paper program was rated “P-2” by Moody’s and “A-2” by S&P. In assessing the Company’s credit strength, the Company believes that both Moody’s and S&P considered, among other things, the Company’s capital structure and financial policies as well as its consolidated balance sheet, its historical acquisition activity and other financial information. Although the Company currently believes its long-term debt ratings will remain investment grade, it cannot guarantee the future actions of Moody’s and/or S&P. The Company’s debt ratings have a direct impact on its future borrowing costs, access to capital markets and new store operating lease costs.

Share Repurchase Program

During the six months ended June 30, 2020 and 2019, the Company did not repurchase any shares of common stock. See Note 6 ‘‘Shareholders’ Equity’’ to the unaudited condensed consolidated financial statements for additional information on the Company’s share repurchase program.

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

Although the Company believes the financial projections used to determine the fair value of the LTC reporting unit in the third quarter of 2019 were reasonable and achievable, the LTC reporting unit has faced challenges that affect the Company’s ability to grow the LTC reporting unit’s business at the rate estimated when such goodwill impairment test was performed and may continue to do so. These challenges and some of the key assumptions included in the Company’s financial projections to determine the estimated fair value of the LTC reporting unit include client retention rates; occupancy rates in skilled nursing facilities; the financial health of skilled nursing facility customers; facility reimbursement pressures; the Company’s ability to execute its senior living initiative; the Company’s ability to make acquisitions and integrate those businesses into its LTC operations in an orderly manner; and the Company’s ability to extract cost savings from labor productivity and other initiatives. The fair value of the LTC reporting unit also is dependent on market multiples of peer group companies and the risk-free interest rate environment, which impacts the discount rate used in the discounted cash flow valuation method. If the LTC reporting unit does not achieve its forecasts, it is reasonably possible in the near term that the goodwill of the LTC reporting unit could be deemed to be impaired by a material amount. As of June 30, 2020, the goodwill balance in the LTC reporting unit was $431 million.

The COVID-19 pandemic severely impacted global economic activity in the first half of 2020, including the businesses of some of the Company’s customers, and caused significant volatility and negative pressure in the capital markets. In addition to adversely affecting the Company’s businesses, which may have a material adverse impact on the Company’s profitability and cash flows, these developments may adversely affect the timing and collectability of payments to the Company from customers, clients, government payers and members as a result of the impact of COVID-19 on them. As a result of COVID-19, we expect a continued adverse impact on medical membership in our Commercial business due to reductions in workforce at our existing customers (including due to business failures) as well as reduced willingness to change benefit providers by prospective customers. We also expect COVID-19 may continue to have an adverse impact on the financial health of our long-term care facility customers due to declines in occupancy rates, which may be magnified due to the concentration of higher risk individuals served. For further information regarding the potential adverse impact of COVID-19 on the Company, please see “Risk Factors” in Part II, Item 1A of this report. The COVID-19 pandemic continues to evolve. We believe COVID-19’s impact on our businesses, operating results, cash flows and/or financial condition primarily will be driven by the geographies impacted and the severity and duration of the pandemic; the pandemic’s impact on the U.S. and global economies and consumer behavior and health care utilization patterns; and the timing, scope and impact of stimulus legislation as well as other federal, state and local governmental responses to the pandemic. Those primary drivers are beyond our knowledge and control. As a result, the impact COVID-19 will have on our businesses, operating results, cash flows and/or financial condition is uncertain, but the impact could be adverse and material. COVID-19 also may result in legal and regulatory proceedings, investigations and claims against us. If the Company’s businesses, results of operations, financial condition and/or cash flows are materially adversely affected, the goodwill of the LTC and Commercial Business reporting units could be deemed to be impaired by a material amount.

For a full description of the Company’s other critical accounting policies, see “Critical Accounting Policies” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2019 Form 10-K.

Cautionary Statement Concerning Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a “safe harbor” for forward-looking statements, so long as (1) those statements are identified as forward-looking and (2) the statements are accompanied by meaningful cautionary statements that identify important factors that could cause actual results to differ materially from those discussed in the statement. We want to take advantage of these safe harbor provisions.

Certain information contained in this Quarterly Report on Form 10-Q (this “report”) is forward-looking within the meaning of the Reform Act or SEC rules. This information includes, but is not limited to: “COVID-19 and 2020 Outlook” and “Government Regulation” of Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in Part I, Item 2, “Quantitative and Qualitative Disclosures About Market Risk” included in Part I, Item 3, and “Risk Factors” included in Part II, Item 1A of this report. In addition, throughout this report and our other reports and communications, we use the following words or variations or negatives of these words and similar expressions when we intend to identify forward-looking statements:

·	Anticipates	·	Believes	·	Can	·	Continue	·	Could
·	Estimates	·	Evaluate	·	Expects	·	Explore	·	Forecast
·	Guidance	·	Intends	·	Likely	·	May	·	Might
·	Outlook	·	Plans	·	Potential	·	Predict	·	Probable
·	Projects	·	Seeks	·	Should	·	View	·	Will

All statements addressing the future operating performance of CVS Health or any segment or any subsidiary and/or future events or developments, including statements relating to the projected impact of COVID-19 on the Company’s businesses,

Form 10-Q Table of Contents

investment portfolio, operating results, cash flows and/or financial condition; statements relating to corporate strategy; statements relating to future revenue or adjusted revenue, operating income or adjusted operating income, earnings per share or adjusted earnings per share, Pharmacy Services segment business, sales results and/or trends and/or operations, Retail/LTC segment business, sales results and/or trends and/or operations, Health Care Benefits segment business, sales results and/or trends, medical cost trends, medical membership, Medicare Part D membership, medical benefit ratios and/or operations, incremental investment spending, interest expense, effective tax rate, weighted-average share count, cash flow from operations, net capital expenditures, cash available for debt repayment, integration synergies, net synergies, integration costs, enterprise modernization, transformation, leverage ratio, cash available for enhancing shareholder value, inventory reduction, turn rate and/or loss rate, debt ratings, the Company’s ability to attract or retain customers and clients, store development and/or relocations, new product development, and the impact of industry and regulatory developments; and statements expressing optimism or pessimism about future operating results or events, are forward-looking statements within the meaning of the Reform Act.

Forward-looking statements rely on a number of estimates, assumptions and projections concerning future events, and are subject to a number of significant risks and uncertainties and other factors that could cause actual results to differ materially from those statements. Many of these risks and uncertainties and other factors are outside our control. Certain of these risks and uncertainties and other factors are described under “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and/or under “Risk Factors” included in Part II, Item 1A of this report; these are not the only risks and uncertainties we face. There can be no assurance that the Company has identified all the risks that affect it. Additional risks and uncertainties not presently known to the Company or that the Company currently believes to be immaterial also may adversely affect the Company’s businesses. If any of those risks or uncertainties develops into actual events, those events or circumstances could have a material adverse effect on the Company’s businesses, operating results, cash flows, financial condition and/or stock price, among other effects.

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

Investments

The Company’s investment portfolio supported the following products at June 30, 2020 and December 31, 2019:

In millions	June 30, 2020	December 31, 2019
Experience-rated products	$1,050	$1,100
Remaining products	20,140	18,587
Total investments	$21,190	$19,687

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

The debt securities in the Company’s investment portfolio had an average credit quality rating of A at both June 30, 2020 and December 31, 2019 with approximately $5.3 billion and $4.4 billion rated AAA at June 30, 2020 and December 31, 2019, respectively. The debt securities that were rated below investment grade (that is, having a credit quality rating below BBB-/Baa3) were $1.4 billion and $1.2 billion at June 30, 2020 and December 31, 2019, respectively (of which 3% and 4% at June 30, 2020 and December 31, 2019, respectively, supported experience-rated products).

At June 30, 2020 and December 31, 2019, the Company held $344 million and $333 million, respectively, of municipal debt securities that were guaranteed by third parties, representing 2% of total investments at both June 30, 2020 and December 31, 2019. These securities had an average credit quality rating of AA at both June 30, 2020 and December 31, 2019 with the guarantee. These securities had an average credit quality rating of A+ at both June 30, 2020 and December 31, 2019, respectively, without the guarantee. The Company does not have any significant concentration of investments with third party guarantors (either direct or indirect).

The Company generally classifies debt securities as available for sale, and carries them at fair value on the unaudited condensed consolidated balance sheets. At both June 30, 2020 and December 31, 2019, less than 1% of debt securities were valued using inputs that reflect the Company’s assumptions (categorized as Level 3 inputs in accordance with accounting principles generally accepted in the United States of America). See Note 4 ‘‘Fair Value’’ included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 for additional information on the methodologies and key assumptions used to determine the fair value of investments. For additional information related to investments, see Note 2 ‘‘Investments’’ to the unaudited condensed consolidated financial statements.

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

Assuming an immediate increase of 100 basis points in interest rates, the theoretical decline in the fair values of market sensitive instruments at June 30, 2020 is as follows:

•
The fair value of long-term debt would decline by approximately $5.2 billion ($6.6 billion pretax). Changes in the fair value of long-term debt do not impact the Company’s operating results or financial condition.

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

If the value of the Company’s publicly traded domestic equity securities were to decline by 15%, this would result in a net decline in fair value of $5 million ($6 million pretax).

Based on overall exposure to interest rate risk and equity price risk, the Company believes that these changes in market rates and prices would not materially affect consolidated near-term financial condition, operating results or cash flows as of June 30, 2020.

Evaluation of Foreign Currency and Commodity Risk

At June 30, 2020 and December 31, 2019, the Company did not have any material foreign currency exchange rate or commodity derivative instruments in place and believes its exposure to foreign currency exchange rate risk is not material.

At June 30, 2020 and December 31, 2019, 5.2% and 6.1%, respectively, of the Company’s investment portfolio was comprised of investments that have exposure to the oil and gas industry, with more than half that amount comprised of investment grade rated debt securities. These exposures are experiencing varied degrees of financial strains in the current depressed oil and gas price environment, and the likelihood of the Company’s portfolio incurring additional realized capital losses on these exposures may increase if such depressed prices persist and/or decline further.

Evaluation of Operational Risks

The Company also faces certain operational risks. Those risks include risks related to the COVID-19 pandemic and risks related to information security, including cybersecurity.

Form 10-Q Table of Contents

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

The Company and its vendors have experienced and continue to experience a variety of cyber attacks, and the Company and its vendors expect to continue to experience cyber attacks going forward. Among other things, the Company and its vendors have experienced automated attempts to gain access to public facing networks, brute force, SYN flood and distributed denial of service attacks, attempted malware infections, vulnerability scanning, ransomware attacks, spear-phishing campaigns, mass reconnaissance attempts, injection attempts, phishing, PHP injection and cross-site scripting. The Company also has seen an increase in attacks designed to obtain access to consumers’ accounts using illegally obtained demographic information. The Company is dedicating and will continue to dedicate significant resources and incur significant expenses to maintain and update on an ongoing basis the systems and processes that are designed to mitigate the information security risks it faces and protect the security of its computer systems, software, networks and other technology assets against attempts by unauthorized parties to obtain access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage. The impact of cyber attacks has not been material to the Company’s operations or operating results through June 30, 2020. The Board of Directors of CVS Health Corporation and its Audit Committee and Nominating and Corporate Governance Committee are regularly informed regarding the Company’s information security policies, practices and status.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a‑15(f) and 15d‑15(f)) as of June 30, 2020, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to provide reasonable assurance that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that occurred in the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

The information contained in Note 9 ‘‘Commitments and Contingencies’’ contained in “Notes to Condensed Consolidated Financial Statements (Unaudited)” in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference herein.

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

The spread of, impact of and response to coronavirus disease 2019, or COVID-19, underscores and amplifies certain risks we face, including those discussed in our Form 10-K for the fiscal year ended December 31, 2019. The impact COVID-19 will have on our businesses, operating results, cash flows and/or financial condition is uncertain, but the impact could be material and adverse.

Form 10-Q Table of Contents

Coronavirus disease 2019 (“COVID-19”) has spread to every state in the U.S., has been declared a pandemic by the World Health Organization and has severely impacted, and is expected to continue to severely impact, the economies of the U.S. and other countries around the world.

The legislative and regulatory environment governing our businesses is dynamic and changing frequently, including the Families First Coronavirus Response Act (the “Families First Act”), the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and mandated increases to the medical services we must pay for without a corresponding increase in the premiums we receive in our Health Care Benefits insurance products where we assume all or a majority of the risk for medical and dental care costs (our “Insured” products). As a result of COVID-19, including legislative and/or regulatory responses to COVID-19, the premiums we charge in our Insured Health Care Benefits products may prove to be insufficient to cover the cost of medical services delivered to our Insured medical members, which may increase significantly as a result of higher utilization rates of medical facilities and services and other increases in associated hospital and pharmaceutical costs. Federal, state and local governmental policies and initiatives to reduce the transmission of COVID-19, including shelter-in-place orders and social distancing directives, may not effectively combat the severity and/or duration of the COVID-19 pandemic and have resulted in, among other things, a reduction in utilization of medical services (“utilization”) that is discretionary, the cancellation of elective medical procedures, reduced customer traffic and front store sales in our retail pharmacies, our customers being ordered to close or severely curtail their operations, the adoption of work-from-home policies and a reduction in diagnostic reporting due to reductions in health care provider visits and restrictions on our access to providers’ medical records, all of which impact our businesses. Among other impacts of these policies and initiatives on our businesses, we expect changes in medical claims submission patterns and an adverse impact on (i) drug utilization due to the reduction in discretionary visits with health care providers; (ii) front store sales as a result of reduced customer traffic in our retail pharmacies due to shelter-in-place orders and COVID-19 related unemployment; (iii) medical membership in our Health Care Benefits segment and covered lives in our PBM clients due to reductions in workforce at our existing customers (including due to business failures) as well as reduced willingness to change benefits providers by prospective customers; (iv) benefit costs due to COVID-19 related support programs we have put in place for our medical members and mandated increases to the medical services we must pay for without a corresponding increase in the premiums we receive in our Insured Health Care Benefits products; and (v) the amount, timing and collectability of payments to the Company from customers, clients, government payers and members as a result of the impact of COVID-19 on them. Over time, these policies and initiatives also may cause us to experience increased benefit costs and/or decreased revenues in our Health Care Benefits segment if, as a result of our medical members not seeing their health care providers as a result of COVID-19, we are unable to implement clinical initiatives to manage benefit costs and chronic conditions of our medical members and appropriately document their risk profiles.

In addition, in response to COVID-19, during the first half of 2020, we began to offer our medical members expanded benefit coverage and became obligated by governmental action to provide other additional coverage. This expanded benefit coverage is being provided without a corresponding increase in the premiums we receive in our Insured Health Care Benefits products. We also are taking actions designed to help provide financial and administrative relief for the health care provider community. Such measures and any further steps we take or are required to take to expand or otherwise modify the services delivered to our Health Care Benefits members, provide relief for the health care provider community, or in connection with the relaxation of shelter-in-place orders and social distancing directives and other restrictions on movement and economic activity intended to reduce the spread of COVID-19, including the potential for widespread testing, and vaccination once available, as a component of lifting those measures, could adversely impact our benefit costs, medical benefit ratio and operating results.

The various initiatives we have implemented to slow and/or reduce the impact of COVID-19, such as colleagues working remotely and installing protective equipment in our retail pharmacies, and the COVID-19-related support programs we have put in place for our customers, medical members and colleagues have increased our operating expenses and reduced the efficiency of our operations. Our operating results will continue to be adversely affected so long as these initiatives continue or if they are expanded. In addition, the adverse economic conditions in the U.S. and abroad caused by COVID-19 are having, and are expected to continue to have, a significant adverse impact on our net investment income and the value of our investment portfolio.

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

Form 10-Q Table of Contents

information or proprietary or confidential information about us or our medical members or other third-parties and increased risk of business interruptions.

The COVID-19 pandemic continues to evolve. We believe COVID-19’s impact on our businesses, operating results, cash flows and/or financial condition primarily will be driven by the geographies impacted and the severity and duration of the pandemic; the pandemic’s impact on the U.S. and global economies and consumer behavior and health care utilization patterns; and the timing, scope and impact of stimulus legislation as well as other federal, state and local governmental responses to the pandemic. Those primary drivers are beyond our knowledge and control. As a result, the impact COVID-19 will have on our businesses, operating results, cash flows and/or financial condition is uncertain, but the impact could be adverse and material. COVID-19 also may result in legal and regulatory proceedings, investigations and claims against us.

A number of factors, many of which are beyond our control, including COVID-19 and related testing and vaccinations, when available, contribute to rising health care and other benefit costs. We may not be able to accurately forecast health care and other benefit costs, which could adversely affect our Health Care Benefits segment’s operating results. There can be no assurance that future health care and other benefits costs will not exceed our projections.

As a result of COVID-19, the current economic environment is adverse and less predictable than recently experienced, which has caused and may continue to cause unanticipated and significant volatility in our health care and other benefits costs, including COVID-19 related testing and vaccination (when available) and post-acute care skilled nursing facility and behavioral health costs. Premiums for our Insured Health Care Benefits products, which comprised 91% of our Health Care Benefits revenues for 2019, are priced in advance based on our forecasts of health care and other benefit costs during a fixed premium period, which is generally twelve months. These forecasts are typically developed several months before the fixed premium period begins, are influenced by historical data (and recent historical data in particular), are dependent on our ability to anticipate and detect medical cost trends and changes in our members’ behavior and health care utilization patterns and medical claim submission patterns and require a significant degree of judgment. For example, our revenue on Medicare policies is based on bids submitted in June of the year before the contract year. Cost increases in excess of our projections cannot be recovered in the fixed premium period through higher premiums. As a result, our profits are particularly sensitive to the accuracy of our forecasts of the increases in health care and other benefit costs that we expect to occur and our ability to anticipate and detect medical cost trends. For 2020 those forecasts do not include any projections for COVID-19 related costs, including COVID-19 related testing and vaccination costs, post-acute care skilled nursing facility and behavioral health costs and government mandated and voluntary expansions of benefits coverage which may be significant. During periods such as 2020 when health care and other benefit costs, utilization and/or medical costs trends experience significant volatility and medical claim submission patterns are changing rapidly as a result of COVID-19, accurately detecting, forecasting, managing, reserving and pricing for our (and our self-insured customers’) medical cost trends and incurred and future health care and other benefits costs is more challenging. There can be no assurance regarding the accuracy of the health care or other benefit cost projections reflected in our pricing, and our health care and other benefit costs (including COVID-19 related testing and vaccination (when available) and post-acute care skilled nursing facility and behavioral health costs) are affected by COVID-19 and other external events over which we have no control. Even relatively small differences between predicted and actual health care and other benefit costs as a percentage of premium revenues can result in significant adverse changes in our Health Care Benefits segment’s operating results.

A number of factors contribute to rising health care and other benefit costs, including COVID-19, previously uninsured members entering the health care system, changes in members’ behavior and health care utilization patterns, turnover in our membership, additional government mandated benefits or other regulatory changes (including under the Families First Act and the CARES Act), changes in the health status of our members, the aging of the population and other changing demographic characteristics, advances in medical technology, increases in the number and cost of prescription drugs (including specialty pharmacy drugs and ultra-high cost drugs and therapies), direct-to-consumer marketing by drug manufacturers, the increasing influence of social media on our members’ health care utilization and other behaviors, changes in health care practices and general economic conditions (such as inflation and employment levels). In addition, government-imposed limitations on Medicare and Medicaid reimbursements to health plans and providers have caused the private sector to bear a greater share of increasing health care and other benefits costs over time, and future amendments or repeal or replacement of the ACA that increase the uninsured population may amplify this problem. Other factors that affect our health care and other benefit costs include epidemics or other pandemics, changes as a result of the ACA, changes to the ACA and other changes in the regulatory environment, the evolution toward a consumer driven business model, new technologies, influenza related health care costs (which may be substantial and were higher than we projected for the 2019-2020 influenza season), clusters of high-cost cases, health care provider and member fraud, and numerous other factors that are or may be beyond our control.

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

The COVID-19 pandemic, the availability and cost of credit and other capital, higher unemployment rates and other factors have contributed to adverse conditions in the global economy and significantly diminished expectations for the global economy, and particularly the U.S. economy, at least through the end of 2020 and possibly longer. Our customers, medical providers and the other companies with which we do business are generally headquartered in the U.S.; however many of our largest customers are global companies with operations around the world. As a result, adverse economic conditions in the U.S. and abroad, including those caused by COVID-19, can materially and adversely impact our businesses, operating results, cash flows and financial condition, including:

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

•
In our Health Care Benefits segment, by causing unanticipated increases and volatility in utilization of medical and other covered services, including COVID-19 related testing, vaccination (when available) and behavioral health services, by our medical members, changes in medical claim submission patterns and/or increases in medical unit costs and/or provider behavior, each of which would increase our costs and limit our ability to accurately detect, forecast, manage, reserve and price for our (and our self-insured customers’) medical cost trends and incurred and future health care and other benefits costs.

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

(c) Stock Repurchases

The following table presents the total number of shares purchased in the three months ended June 30, 2020, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to the share repurchase program authorized by CVS Health Corporation’s Board of Directors on November 2, 2016. See Note 6 ‘‘Shareholders’ Equity’’ contained in “Notes to Condensed Consolidated Financial Statements (Unaudited)” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2020 through April 30, 2020	—	$—	—	$13,869,392,446
May 1, 2020 through May 31, 2020	—	$—	—	$13,869,392,446
June 1, 2020 through June 30, 2020	—	$—	—	$13,869,392,446
	—		—

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

INDEX TO EXHIBITS

3 (ii)	Bylaws

3.1	By-laws of CVS Health Corporation, as amended and restated (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed July 10, 2020).

10	Material Contracts

10.1
364-Day Credit Agreement dated as of May 13, 2020 by and among the Registrant, the lenders party thereto, Barclays Bank PLC and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, Goldman Sachs Bank USA, and Wells Fargo Bank, National Association, as Co-Documentation Agents, and the Bank of America, N.A., as Administrative Agent.

10.2*	2017 Incentive Compensation Plan of CVS Health Corporation, as amended (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed May 19, 2020).

10.3*	CVS Health Corporation 2007 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 filed May 19, 2020).

15	Letter re: unaudited interim financial information

15.1	Letter from Ernst & Young LLP acknowledging awareness of the use of a report dated August 5, 2020 related to their reviews of interim financial information.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification by the Chief Executive Officer.

31.2	Certification by the Chief Financial Officer.

32	Section 1350 Certifications

32.1	Certification by the Chief Executive Officer.

32.2	Certification by the Chief Financial Officer.

101

101
The following materials from the CVS Health Corporation Quarterly Report on Form 10-Q for the three and six months ended June 30, 2020 formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders’ Equity and (vi) the related Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104

104	Cover Page Interactive Data File - The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included as Exhibit 101).

Form 10-Q Table of Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVS HEALTH CORPORATION

Date:	August 5, 2020	By:	/s/ Eva C. Boratto
Eva C. Boratto
Executive Vice President and Chief Financial Officer