Form 10-Q
period 2020-09-30
CVS HEALTH Corp
filed 2020-11-06
CIK 64803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

As of October 28, 2020, the registrant had 1,308,913,498 shares of common stock issued and outstanding.

Form 10-Q Table of Contents
Part I.Financial Information

Item 1.Financial Statements

Index to Condensed Consolidated Financial Statements

Page
Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2020 and 2019	2

Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2020 and 2019	3

Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2020 and December 31, 2019	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2020 and 2019	5

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited) for the three months ended September 30, 2020 and 2019, the three months ended June 30, 2020 and 2019 and the three months ended March 31, 2020 and 2019	7

Notes to Condensed Consolidated Financial Statements (Unaudited)	9

Report of Independent Registered Public Accounting Firm	39

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2020	2019	2020	2019
Revenues:
Products	$47,738	$47,149	$141,096	$136,023
Premiums	17,182	15,539	51,749	47,612
Services	1,932	1,859	5,757	5,447
Net investment income	204	263	550	805
Total revenues	67,056	64,810	199,152	189,887
Operating costs:
Cost of products sold	40,940	40,437	121,529	116,654
Benefit costs	14,396	12,850	40,534	39,396
Operating expenses	8,471	8,595	25,702	24,887
Total operating costs	63,807	61,882	187,765	180,937
Operating income	3,249	2,928	11,387	8,950
Interest expense	731	747	2,229	2,301
Loss on early extinguishment of debt	766	79	766	79
Other income	(54)	(31)	(153)	(93)
Income before income tax provision	1,806	2,133	8,545	6,663
Income tax provision	587	604	2,328	1,776
Net income	1,219	1,529	6,217	4,887
Net (income) loss attributable to noncontrolling interests	5	1	(11)	—
Net income attributable to CVS Health	$1,224	$1,530	$6,206	$4,887

Net income per share attributable to CVS Health:
Basic	$0.93	$1.17	$4.74	$3.76
Diluted	$0.93	$1.17	$4.72	$3.75
Weighted average shares outstanding:
Basic	1,310	1,302	1,308	1,300
Diluted	1,315	1,305	1,314	1,303
Dividends declared per share	$0.50	$0.50	$1.50	$1.50

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2020	2019	2020	2019
Net income	$1,219	$1,529	$6,217	$4,887
Other comprehensive income, net of tax:
Net unrealized investment gains	44	136	257	721
Foreign currency translation adjustments	1	153	(5)	157
Net cash flow hedges	(3)	(23)	(15)	(30)
Pension and other postretirement benefits	—	—	(1)	—
Other comprehensive income	42	266	236	848
Comprehensive income	1,261	1,795	6,453	5,735
Comprehensive (income) loss attributable to noncontrolling interests	5	1	(11)	—
Comprehensive income attributable to CVS Health	$1,266	$1,796	$6,442	$5,735

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

In millions, except per share amounts	September 30, 2020	December 31, 2019
Assets:
Cash and cash equivalents	$9,256	$5,683
Investments	2,831	2,373
Accounts receivable, net	23,816	19,617
Inventories	17,478	17,516
Other current assets	5,830	5,113
Total current assets	59,211	50,302
Long-term investments	20,216	17,314
Property and equipment, net	12,349	12,044
Operating lease right-of-use assets	20,484	20,860
Goodwill	79,579	79,749
Intangible assets, net	31,697	33,121
Separate accounts assets	4,793	4,459
Other assets	4,569	4,600
Total assets	$232,898	$222,449

Liabilities:
Accounts payable	$11,677	$10,492
Pharmacy claims and discounts payable	15,722	13,601
Health care costs payable	7,593	6,879
Policyholders’ funds	3,964	2,991
Accrued expenses	14,329	12,133
Other insurance liabilities	1,527	1,830
Current portion of operating lease liabilities	1,789	1,596
Current portion of long-term debt	5,443	3,781
Total current liabilities	62,044	53,303
Long-term operating lease liabilities	18,489	18,926
Long-term debt	61,552	64,699
Deferred income taxes	7,253	7,294
Separate accounts liabilities	4,793	4,459
Other long-term insurance liabilities	7,135	7,436
Other long-term liabilities	2,520	2,162
Total liabilities	163,786	158,279

Shareholders’ equity:
Preferred stock, par value $0.01: 0.1 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01: 3,200 shares authorized; 1,732 shares issued and 1,309 shares outstanding at September 30, 2020 and 1,727 shares issued and 1,302 shares outstanding at December 31, 2019 and capital surplus	46,388	45,972
Treasury stock, at cost: 423 shares at September 30, 2020 and 425 shares at December 31, 2019	(28,164)	(28,235)
Retained earnings	49,328	45,108
Accumulated other comprehensive income	1,255	1,019
Total CVS Health shareholders’ equity	68,807	63,864
Noncontrolling interests	305	306
Total shareholders’ equity	69,112	64,170
Total liabilities and shareholders’ equity	$232,898	$222,449

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
In millions	2020	2019
Cash flows from operating activities:
Cash receipts from customers	$195,554	$184,519
Cash paid for inventory and prescriptions dispensed by retail network pharmacies	(116,590)	(109,958)
Insurance benefits paid	(40,221)	(38,812)
Cash paid to other suppliers and employees	(22,185)	(21,411)
Interest and investment income received	622	756
Interest paid	(2,517)	(2,675)
Income taxes paid	(2,365)	(2,205)
Net cash provided by operating activities	12,298	10,214

Cash flows from investing activities:
Proceeds from sales and maturities of investments	3,790	5,616
Purchases of investments	(6,377)	(6,011)
Purchases of property and equipment	(1,724)	(1,890)
Acquisitions (net of cash acquired)	(828)	(361)
Proceeds from sale of subsidiary	834	—
Other	5	16
Net cash used in investing activities	(4,300)	(2,630)

Cash flows from financing activities:
Net borrowings of short-term debt	—	350
Proceeds from issuance of long-term debt	7,919	3,458
Repayments of long-term debt	(10,493)	(8,350)
Derivative settlements	(7)	(25)
Dividends paid	(1,980)	(1,952)
Proceeds from exercise of stock options	249	183
Payments for taxes related to net share settlement of equity awards	(75)	(85)
Other	(33)	11
Net cash used in financing activities	(4,420)	(6,410)
Net increase in cash, cash equivalents and restricted cash	3,578	1,174
Cash, cash equivalents and restricted cash at the beginning of the period	5,954	4,295
Cash, cash equivalents and restricted cash at the end of the period	$9,532	$5,469

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
In millions	2020	2019
Reconciliation of net income to net cash provided by operating activities:
Net income	$6,217	$4,887
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,302	3,275
Stock-based compensation	288	355
(Gain) loss on sale of subsidiary	(271)	205
Loss on early extinguishment of debt	766	79
Deferred income taxes and other noncash items	(25)	(38)
Change in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(3,564)	(2,312)
Inventories	45	413
Other assets	(211)	(374)
Accounts payable and pharmacy claims and discounts payable	3,495	2,330
Health care costs payable and other insurance liabilities	(474)	535
Other liabilities	2,730	859
Net cash provided by operating activities	$12,298	$10,214

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

			Attributable to CVS Health
	Number of shares outstanding		Common Stock and Capital Surplus (2)	Treasury Stock (1)	Retained Earnings	Accumulated Other Comprehensive Income	Total CVS Health Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

	Common Shares	Treasury Shares (1)
In millions
Balance at December 31, 2019	1,727	(425)	$45,972	$(28,235)	$45,108	$1,019	$63,864	$306	$64,170
Adoption of new accounting standard (Note 1)	—	—	—	—	(3)	—	(3)	—	(3)
Net income	—	—	—	—	2,007	—	2,007	5	2,012
Other comprehensive loss	—	—	—	—	—	(332)	(332)	—	(332)
Stock option activity, stock awards and other	2	—	208	—	—	—	208	—	208
ESPP issuances, net of purchase of treasury shares	—	1	—	53	—	—	53	—	53
Common stock dividends	—	—	—	—	(657)	—	(657)	—	(657)
Other increases in noncontrolling interests	—	—	—	—	—	—	—	23	23
Balance at March 31, 2020	1,729	(424)	46,180	(28,182)	46,455	687	65,140	334	65,474
Net income	—	—	—	—	2,975	—	2,975	11	2,986
Other comprehensive income	—	—	—	—	—	526	526	—	526
Stock option activity, stock awards and other	3	—	96	—	—	—	96	—	96
Purchase of treasury shares, net of ESPP issuances	—	(1)	—	(53)	—	—	(53)	—	(53)
Common stock dividends	—	—	—	—	(662)	—	(662)	—	(662)
Other decreases in noncontrolling interests	—	—	—	—	—	—	—	(12)	(12)
Balance at June 30, 2020	1,732	(425)	$46,276	$(28,235)	$48,768	$1,213	$68,022	$333	$68,355
Net income (loss)	—	—	—	—	1,224	—	1,224	(5)	1,219
Other comprehensive income (Note 8)	—	—	—	—	—	42	42	—	42
Stock option activity, stock awards and other	—	—	112	—	—	—	112	—	112
ESPP issuances, net of purchase of treasury shares	—	2	—	71	—	—	71	—	71
Common stock dividends	—	—	—	—	(664)	—	(664)	—	(664)
Other decreases in noncontrolling interests	—	—	—	—	—	—	—	(23)	(23)
Balance at September 30, 2020	1,732	(423)	$46,388	$(28,164)	$49,328	$1,255	$68,807	$305	$69,112
_____________________________________________
(1)Treasury shares include 1 million shares held in trust and treasury stock includes $29 million related to shares held in trust as of September 30, 2020, June 30, 2020, March 31, 2020 and December 31, 2019.
(2)Common stock and capital surplus includes the par value of common stock of $17 million as of September 30, 2020, June 30, 2020, March 31, 2020 and December 31, 2019.

Index to Condensed Consolidated Financial Statements

			Attributable to CVS Health
	Number of shares outstanding		Common Stock and Capital Surplus (2)	Treasury Stock (1)	Retained Earnings	Accumulated Other Comprehensive Income	Total CVS Health Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

	Common Shares	Treasury Shares (1)
In millions
Balance at December 31, 2018	1,720	(425)	$45,440	$(28,228)	$40,911	$102	$58,225	$318	$58,543
Adoption of new accounting standard (3)	—	—	—	—	178	—	178	—	178
Net income	—	—	—	—	1,421	—	1,421	6	1,427
Other comprehensive income	—	—	—	—	—	331	331	—	331
Stock option activity, stock awards and other	2	—	175	—	—	—	175	—	175
ESPP issuances, net of purchase of treasury shares	—	1	—	7	—	—	7	—	7
Common stock dividends	—	—	—	—	(651)	—	(651)	—	(651)
Other decreases in noncontrolling interests	—	—	—	—	—	—	—	(4)	(4)
Balance at March 31, 2019	1,722	(424)	45,615	(28,221)	41,859	433	59,686	320	60,006
Net income (loss)	—	—	—	—	1,936	—	1,936	(5)	1,931
Other comprehensive income	—	—	—	—	—	251	251	—	251
Stock option activity, stock awards and other	2	—	104	—	—	—	104	—	104
Purchase of treasury shares, net of ESPP issuances	—	(1)	—	(36)	—	—	(36)	—	(36)
Common stock dividends	—	—	—	—	(659)	—	(659)	—	(659)
Other increases in noncontrolling interests	—	—	—	—	—	—	—	2	2
Balance at June 30, 2019	1,724	(425)	$45,719	$(28,257)	$43,136	$684	$61,282	$317	$61,599
Net income (loss)	—	—	—	—	1,530	—	1,530	(1)	1,529
Other comprehensive income (Note 8)	—	—	—	—	—	266	266	—	266
Stock option activity, stock awards and other	1	—	135	—	—	—	135	—	135
ESPP issuances, net of purchase of treasury shares	—	1	—	50	—	—	50	—	50
Common stock dividends	—	—	—	—	(649)	—	(649)	—	(649)
Other increases in noncontrolling interests	—	—	—	—	—	—	—	3	3
Balance at September 30, 2019	1,725	(424)	$45,854	$(28,207)	$44,017	$950	$62,614	$319	$62,933
_____________________________________________
(1)Treasury shares include 1 million shares held in trust and treasury stock includes $29 million related to shares held in trust as of September 30, 2019, June 30, 2019, March 31, 2019 and December 31, 2018.
(2)Common stock and capital surplus includes the par value of common stock of $17 million as of September 30, 2019, June 30, 2019, March 31, 2019 and December 31, 2018.
(3)Reflects the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which resulted in an increase to retained earnings of $178 million during the three months ended March 31, 2019.

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.Significant Accounting Policies

Description of Business

CVS Health Corporation (“CVS Health”), together with its subsidiaries (collectively, the “Company”), has more than 9,900 retail locations, approximately 1,100 walk-in medical clinics, a leading pharmacy benefits manager with approximately 103 million plan members, a dedicated senior pharmacy care business serving more than one million patients per year and expanding specialty pharmacy services. The Company also serves an estimated 33 million people through traditional, voluntary and consumer-directed health insurance products and related services, including expanding Medicare Advantage offerings and a leading standalone Medicare Part D prescription drug plan (“PDP”). The Company believes its innovative health care model increases access to quality care, delivers better health outcomes and lowers overall health care costs.

The coronavirus disease 2019 (“COVID-19”) pandemic has severely impacted the economies of the U.S. and other countries around the world. The impact of COVID-19 on the Company’s businesses, operating results, cash flows and financial condition in the three and nine months ended September 30, 2020, as well as information regarding certain expected impacts of COVID-19 on the Company, is discussed throughout this Quarterly Report on Form 10-Q.

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

Retail/LTC Segment
The Retail/LTC segment sells prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products, cosmetics and personal care products, provides health care services through its MinuteClinic® walk-in medical clinics, provides medical diagnostic testing and conducts long-term care pharmacy (“LTC”) operations, which distribute prescription drugs and provide related pharmacy consulting and other ancillary services to long-term care facilities and other care settings. As of September 30, 2020, the Retail/LTC segment operated more than 9,900 retail locations, approximately 1,100 MinuteClinic locations as well as online retail pharmacy websites, LTC pharmacies and onsite pharmacies.

Health Care Benefits Segment
The Health Care Benefits segment is one of the nation’s leading diversified health care benefits providers. The Health Care Benefits segment has the information and resources to help members, in consultation with their health care professionals, make more informed decisions about their health care. The Health Care Benefits segment offers a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental and behavioral health plans, medical management capabilities, Medicare Advantage and Medicare Supplement plans, PDPs, Medicaid health care management services and health information technology products and services. The Health Care Benefits segment also provided workers’ compensation administrative services through its Coventry Health Care Workers’ Compensation business (“Workers’ Compensation business”) prior to the sale of this business on July 31, 2020. The Health Care Benefits segment’s customers include employer groups, individuals, college students, part-time and hourly workers, health plans, health care providers (“providers”), governmental units, government-sponsored plans, labor groups and expatriates. The Company refers to insurance products (where it assumes all or a majority of the risk for medical and dental care costs) as “Insured” and administrative services contract products (where the plan sponsor assumes all or a majority of the risk for medical and dental care costs) as “ASC.”

Corporate/Other Segment
The Company presents the remainder of its financial results in the Corporate/Other segment, which consists of:

•Management and administrative expenses to support the Company’s overall operations, which include certain aspects of executive management and the corporate relations, legal, compliance, human resources, information technology and finance departments, expenses associated with the Company’s investments in its transformation and enterprise modernization programs and acquisition-related integration costs; and
•Products for which the Company no longer solicits or accepts new customers such as its large case pensions and long-term care insurance products.

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

The following is a reconciliation of cash and cash equivalents on the unaudited condensed consolidated balance sheets to total cash, cash equivalents and restricted cash on the unaudited condensed consolidated statements of cash flows:

In millions	September 30, 2020	December 31, 2019
Cash and cash equivalents	$9,256	$5,683
Restricted cash (included in other assets)	276	271
Total cash, cash equivalents and restricted cash in the statements of cash flows	$9,532	$5,954

Accounts Receivable

Accounts receivable are stated net of allowances for credit losses, customer credit allowances, contractual allowances and estimated terminations. Accounts receivable, net is composed of the following:

In millions	September 30, 2020	December 31, 2019
Trade receivables	$7,265	$6,717
Vendor and manufacturer receivables	10,528	7,856
Premium receivables	2,852	2,663
Other receivables	3,171	2,381
Total accounts receivable, net	$23,816	$19,617

The Company’s allowance for credit losses was $363 million as of September 30, 2020. When developing an estimate of the Company’s expected credit losses, the Company considers all available relevant information regarding the collectability of cash flows, including historical information, current conditions and reasonable and supportable forecasts of future economic conditions over the contractual life of the receivable. The Company’s accounts receivable are short duration in nature and typically settle in less than 30 days. The Company’s allowance for doubtful accounts was $319 million as of December 31, 2019.

Revenue Recognition

Disaggregation of Revenue
The following tables disaggregate the Company’s revenue by major source in each segment for the three and nine months ended September 30, 2020 and 2019:

In millions	Pharmacy Services	Retail/ LTC	Health Care Benefits	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Three Months Ended September 30, 2020
Major goods/services lines:
Pharmacy	$35,505	$17,608	$—	$—	$(10,051)	$43,062
Front Store	—	4,740	—	—	—	4,740
Premiums	—	—	17,165	17	—	17,182
Net investment income	—	—	121	83	—	204
Other	206	377	1,412	16	(143)	1,868
Total	$35,711	$22,725	$18,698	$116	$(10,194)	$67,056

Pharmacy Services distribution channel:
Pharmacy network (1)	$21,473
Mail choice (2)	14,032
Other	206
Total	$35,711

Three Months Ended September 30, 2019
Major goods/services lines:
Pharmacy (3)	$35,872	$16,687	$—	$—	$(9,999)	$42,560
Front Store	—	4,614	—	—	—	4,614
Premiums	—	—	15,507	32	—	15,539
Net investment income	—	—	146	117	—	263
Other (3)	146	165	1,528	3	(8)	1,834
Total	$36,018	$21,466	$17,181	$152	$(10,007)	$64,810

Pharmacy Services distribution channel:
Pharmacy network (1) (3)	$22,411
Mail choice (2) (3)	13,461
Other	146
Total	$36,018

In millions	Pharmacy Services	Retail/ LTC	Health Care Benefits	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Nine Months Ended September 30, 2020
Major goods/services lines:
Pharmacy	$104,924	$51,833	$—	$—	$(30,032)	$126,725
Front Store	—	14,601	—	—	—	14,601
Premiums	—	—	51,699	50	—	51,749
Net investment income	—	—	341	209	—	550
Other	659	702	4,324	33	(191)	5,527
Total	$105,583	$67,136	$56,364	$292	$(30,223)	$199,152

Pharmacy Services distribution channel:
Pharmacy network (1)	$63,109
Mail choice (2)	41,815
Other	659
Total	$105,583

Nine Months Ended September 30, 2019
Major goods/services lines:
Pharmacy (3)	$103,983	$49,197	$—	$—	$(31,416)	$121,764
Front Store	—	14,288	—	—	—	14,288
Premiums	—	—	47,543	69	—	47,612
Net investment income	—	—	458	347	—	805
Other (3)	435	543	4,453	7	(20)	5,418
Total	$104,418	$64,028	$52,454	$423	$(31,436)	$189,887

Pharmacy Services distribution channel:
Pharmacy network (1) (3)	$65,917
Mail choice (2) (3)	38,066
Other	435
Total	$104,418
_____________________________________________
(1)Pharmacy Services pharmacy network is defined as claims filled at retail and specialty retail pharmacies, including the Company’s retail pharmacies and LTC pharmacies, but excluding Maintenance Choice® activity, which is included within the mail choice category. Maintenance Choice permits eligible client plan members to fill their maintenance prescriptions through mail order delivery or at a CVS Pharmacy retail store for the same price as mail order.
(2)Pharmacy Services mail choice is defined as claims filled at a Pharmacy Services mail order facility, which includes specialty mail claims inclusive of Specialty Connect® claims picked up at a retail pharmacy, as well as prescriptions filled at the Company’s retail pharmacies under the Maintenance Choice program.
(3)Certain prior year amounts have been reclassified for consistency with the current period presentation.

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

The following table provides information about receivables and contract liabilities from contracts with customers:

In millions	September 30, 2020	December 31, 2019
Trade receivables (included in accounts receivable, net)	$7,265	$6,717
Contract liabilities (included in accrued expenses)	75	73

During the nine months ended September 30, 2020 and 2019, the contract liabilities balance includes increases related to customers’ earnings in ExtraBucks Rewards or issuances of Company gift cards and decreases for revenues recognized during the period as a result of the redemption of ExtraBucks Rewards or Company gift cards and breakage of Company gift cards. Below is a summary of such changes:

	Nine Months Ended September 30,
In millions	2020	2019
Contract liabilities, beginning of the period	$73	$67
Rewards earnings and gift card issuances	266	269
Redemption and breakage	(264)	(264)
Contract liabilities, end of the period	$75	$72

Health Insurer Fee

Since January 1, 2014, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) has imposed an annual premium-based health insurer fee (the “HIF”). The HIF, which is payable each September, is not deductible for federal income tax purposes. There was no expense related to the HIF in the three and nine months ended September 30, 2019, since there was a one-year suspension of the HIF for 2019. In the three and nine months ended September 30, 2020, operating expenses included $255 million and $774 million, respectively, related to the Company’s share of the 2020 HIF. The Company paid approximately $1.0 billion, representing the Company’s portion of the non tax-deductible HIF in 2020. In December 2019, the HIF was repealed for calendar years after 2020.

Related Party Transactions

The Company has an equity method investment in SureScripts, LLC (“SureScripts”), which operates a clinical health information network. The Company utilizes this clinical health information network in providing services to its client plan members and retail customers. The Company expensed fees for the use of this network of $5 million and $14 million in the three months ended September 30, 2020 and 2019, respectively, and expensed fees for the use of this network of approximately $28 million and $26 million in the nine months ended September 30, 2020 and 2019, respectively. The Company’s investment in and equity in the earnings of SureScripts for all periods presented is immaterial.

The Company has an equity method investment in Heartland Healthcare Services, LLC (“Heartland”). Heartland operates several LTC pharmacies in four states. Heartland paid the Company $15 million and $20 million for pharmaceutical inventory purchases during the three months ended September 30, 2020 and 2019, respectively, and $58 million and $72 million for pharmaceutical inventory purchases during the nine months ended September 30, 2020 and 2019, respectively. Additionally, the Company performs certain collection functions for Heartland and then transfers those customer cash collections to Heartland. The Company’s investment in and equity in the earnings of Heartland for all periods presented is immaterial.

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

New Accounting Pronouncements Not Yet Adopted

Targeted Improvements to the Accounting for Long-Duration Insurance Contracts
In August 2018, the FASB issued ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts (Topic 944). This standard requires the Company to review cash flow assumptions for its long-duration insurance contracts at least annually and recognize the effect of changes in future cash flow assumptions in net income. This standard also requires the Company to update discount rate assumptions quarterly and recognize the effect of changes in these assumptions in other comprehensive income. The rate used to discount the Company’s liability for future policy benefits will be based on an estimate of the yield for an upper-medium grade fixed-income instrument with a duration profile matching that of the Company’s liabilities. In addition, this standard changes the amortization method for deferred acquisition costs and requires additional disclosures regarding the long duration insurance contract liabilities in the Company’s interim and annual financial statements. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company is currently evaluating the effect that implementation of this standard will have on the Company’s consolidated operating results, cash flows, financial condition and related disclosures.

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

2.Divestitures

Divestiture of Workers’ Compensation Business

On July 31, 2020, the Company sold its Workers’ Compensation business for $850 million, subject to a working capital adjustment. The results of this business have historically been reported within the Health Care Benefits segment. The Company recorded a pre-tax gain on the divestiture of $271 million in the three and nine months ended September 30, 2020, which is reflected as a reduction in operating expenses in the Company’s unaudited condensed consolidated statement of operations within the Health Care Benefits segment.

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

3.Investments

Total investments at September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020			December 31, 2019
In millions	Current	Long-term	Total	Current	Long-term	Total
Debt securities available for sale	$2,578	$17,820	$20,398	$2,251	$14,671	$16,922
Mortgage loans	253	871	1,124	122	1,091	1,213
Other investments	—	1,525	1,525	—	1,552	1,552
Total investments	$2,831	$20,216	$23,047	$2,373	$17,314	$19,687

Debt Securities

Debt securities available for sale at September 30, 2020 and December 31, 2019 were as follows:

In millions	Gross Amortized Cost	Allowance for Credit Losses (1)	Net Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2020
Debt securities:
U.S. government securities	$2,455	$—	$2,455	$146	$—	$2,601
States, municipalities and political subdivisions	2,393	—	2,393	150	(3)	2,540
U.S. corporate securities	7,665	(4)	7,661	878	(15)	8,524
Foreign securities	2,479	—	2,479	252	(10)	2,721
Residential mortgage-backed securities	680	—	680	33	—	713
Commercial mortgage-backed securities	930	—	930	82	—	1,012
Other asset-backed securities	2,239	—	2,239	33	(10)	2,262
Redeemable preferred securities	22	—	22	3	—	25
Total debt securities (2)	$18,863	$(4)	$18,859	$1,577	$(38)	$20,398

December 31, 2019
Debt securities:
U.S. government securities	$1,791	$—	$1,791	$62	$(1)	$1,852
States, municipalities and political subdivisions	2,202	—	2,202	108	(1)	2,309
U.S. corporate securities	7,167	—	7,167	573	(3)	7,737
Foreign securities	2,149	—	2,149	200	(1)	2,348
Residential mortgage-backed securities	508	—	508	25	—	533
Commercial mortgage-backed securities	654	—	654	46	—	700
Other asset-backed securities	1,397	—	1,397	13	(5)	1,405
Redeemable preferred securities	30	—	30	8	—	38
Total debt securities (2)	$15,898	$—	$15,898	$1,035	$(11)	$16,922
_____________________________________________
(1)Effective January 1, 2020, the Company adopted the available-for-sale debt security impairment model under ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The new impairment model requires the write down of amortized cost through an allowance for credit losses, rather than through a reduction of the amortized cost basis of the available-for-sale debt security. As the Company adopted the new available-for-sale debt security impairment model on a prospective basis, there was no allowance for credit losses recorded on available-for-sale debt securities at December 31, 2019.
(2)Investment risks associated with the Company’s experience-rated products generally do not impact the Company’s consolidated operating results. At September 30, 2020, debt securities with a fair value of $928 million, gross unrealized capital gains of $122 million and gross unrealized capital losses of $1 million and at December 31, 2019, debt securities with a fair value of $965 million, gross unrealized capital gains of $83 million and no gross unrealized capital losses were included in total debt securities, but support experience-rated products. Changes in net unrealized capital gains (losses) on these securities are not reflected in accumulated other comprehensive income.

The net amortized cost and fair value of debt securities at September 30, 2020 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or the Company intends to sell a security prior to maturity.

In millions	Net Amortized Cost	Fair Value
Due to mature:
Less than one year	$1,588	$1,604
One year through five years	6,009	6,329
After five years through ten years	3,466	3,774
Greater than ten years	3,947	4,704
Residential mortgage-backed securities	680	713
Commercial mortgage-backed securities	930	1,012
Other asset-backed securities	2,239	2,262
Total	$18,859	$20,398

Summarized below are the debt securities the Company held at September 30, 2020 and December 31, 2019 that were in an unrealized capital loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months			Greater than 12 months			Total
In millions, except number of securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
September 30, 2020
Debt securities:
U.S. government securities	58	$311	$—	—	$—	$—	58	$311	$—
States, municipalities and political subdivisions	95	196	3	—	—	—	95	196	3
U.S. corporate securities	704	639	15	4	2	—	708	641	15
Foreign securities	198	312	10	—	—	—	198	312	10
Residential mortgage-backed securities	19	70	—	3	—	—	22	70	—
Commercial mortgage-backed securities	28	106	—	—	—	—	28	106	—
Other asset-backed securities	288	543	7	90	80	3	378	623	10
Total debt securities	1,390	$2,177	$35	97	$82	$3	1,487	$2,259	$38

December 31, 2019
Debt securities:
U.S. government securities	52	$168	$1	—	$—	$—	52	$168	$1
States, municipalities and political subdivisions	66	115	1	2	5	—	68	120	1
U.S. corporate securities	181	305	2	2	—	1	183	305	3
Foreign securities	39	75	1	—	—	—	39	75	1
Residential mortgage-backed securities	30	16	—	9	—	—	39	16	—
Commercial mortgage-backed securities	16	49	—	—	—	—	16	49	—
Other asset-backed securities	138	254	1	187	182	4	325	436	5
Total debt securities	522	$982	$6	200	$187	$5	722	$1,169	$11

The Company reviewed the securities in the table above and concluded that they are performing assets generating investment income to support the needs of the Company’s business. In performing this review, the Company considered factors such as the quality of the investment security based on research performed by the Company’s internal credit analysts and external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery. Unrealized capital losses at September 30, 2020 were generally caused by the widening of credit spreads on these securities relative to the interest rates on U.S. Treasury securities, driven by the adverse economic conditions in the U.S. and abroad caused by the COVID-19 pandemic. As of September 30, 2020, the Company did not intend to sell these securities, and did not believe it was more likely than not that it would be required to sell these securities prior to the anticipated recovery of their amortized cost basis.

The maturity dates for debt securities in an unrealized capital loss position at September 30, 2020 were as follows:

	Supporting experience-rated products		Supporting remaining products		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Due to mature:
Less than one year	$—	$—	$36	$—	$36	$—
One year through five years	1	—	623	7	624	7
After five years through ten years	11	1	493	12	504	13
Greater than ten years	11	—	285	8	296	8
Residential mortgage-backed securities	—	—	70	—	70	—
Commercial mortgage-backed securities	2	—	104	—	106	—
Other asset-backed securities	7	—	616	10	623	10
Total	$32	$1	$2,227	$37	$2,259	$38

Mortgage Loans

The Company’s mortgage loans are collateralized by commercial real estate. During the three and nine months ended September 30, 2020 and 2019, the Company had the following activity in its mortgage loan portfolio:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2020	2019	2020	2019
New mortgage loans	$31	$12	$55	$90
Mortgage loans fully repaid	37	56	114	127
Mortgage loans foreclosed	—	—	—	—

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

•Category 1 - Represents loans of superior quality.
•Categories 2 to 4 - Represent loans where credit risk is minimal to acceptable; however, these loans may display some susceptibility to economic changes.
•Categories 5 and 6 - Represent loans where credit risk is not substantial, but these loans warrant management’s close attention.
•Category 7 - Represents loans where collections are potentially at risk; if necessary, an impairment is recorded.

Based on the Company’s assessments at September 30, 2020 and December 31, 2019, the amortized cost basis of the Company's mortgage loans within each credit quality indicator by year of origination was as follows:

	Amortized Cost Basis by Year of Origination
In millions, except credit quality indicator	2020	2019	2018	2017	2016	Prior	Total
September 30, 2020
1	$—	$—	$—	$23	$—	$39	$62
2 to 4	57	95	90	129	129	516	1,016
5 and 6	—	—	4	4	—	29	37
7	—	—	—	9	—	—	9
Total	$57	$95	$94	$165	$129	$584	$1,124

December 31, 2019
1		$—	$—	$15	$—	$43	$58
2 to 4		93	93	206	140	611	1,143
5 and 6		—	—	—	—	12	12
7		—	—	—	—	—	—
Total		$93	$93	$221	$140	$666	$1,213

Net Investment Income

Sources of net investment income for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2020	2019	2020	2019
Debt securities	$151	$145	$441	$437
Mortgage loans	15	19	45	54
Other investments	37	60	64	163
Gross investment income	203	224	550	654
Investment expenses	(8)	(10)	(25)	(28)
Net investment income (excluding net realized capital gains or losses)	195	214	525	626
Net realized capital gains (1)	9	49	25	179
Net investment income (2)	$204	$263	$550	$805
_____________________________________________
(1)Net realized capital gains include credit-related and yield-related impairment losses on debt securities of $1 million and $2 million, respectively, in the three months ended September 30, 2020. Net realized capital gains include credit-related and yield-related impairment losses on debt securities of $4 million and $44 million, respectively, in the nine months ended September 30, 2020. Net realized capital gains are net of other than temporary impairment losses on debt securities of $9 million and $22 million, respectively, in the three and nine months ended September 30, 2019.
(2)Net investment income includes $10 million and $31 million for the three and nine months ended September 30, 2020, respectively, and $10 million and $33 million for the three and nine months ended September 30, 2019, respectively, related to investments supporting experience-rated products.

Excluding amounts related to experience-rated products, proceeds from the sale of available for sale debt securities and the related gross realized capital gains and losses for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2020	2019	2020	2019
Proceeds from sales	$905	$1,325	$2,324	$4,087
Gross realized capital gains	17	55	60	127
Gross realized capital losses	3	9	59	13

4.Fair Value

The preparation of the Company’s unaudited condensed consolidated financial statements in accordance with GAAP requires certain assets and liabilities to be reflected at their fair value and others to be reflected on another basis, such as an adjusted historical cost basis. The Company’s assets and liabilities carried at fair value have been classified within one of three levels of a hierarchy established by GAAP. The following are the levels of the hierarchy and a brief description of the type of valuation information (“valuation inputs”) that qualifies a financial asset or liability for each level:

•Level 1 – Unadjusted quoted prices for identical assets or liabilities in active markets.
•Level 2 – Valuation inputs other than Level 1 that are based on observable market data.  These include: quoted prices for similar assets in active markets, quoted prices for identical assets in inactive markets, valuation inputs that are observable that are not prices (such as interest rates and credit risks) and valuation inputs that are derived from or corroborated by observable markets.
•Level 3 – Developed from unobservable data, reflecting the Company’s assumptions.

For a description of the methods and assumptions that are used to estimate the fair value and determine the fair value hierarchy classification of each class of financial instrument, see Note 4 “Fair Value” in the 2019 Form 10-K.

There were no financial liabilities measured at fair value on a recurring basis on the condensed consolidated balance sheets at September 30, 2020 or December 31, 2019. Financial assets measured at fair value on a recurring basis on the condensed consolidated balance sheets at September 30, 2020 and December 31, 2019 were as follows:

In millions	Level 1	Level 2	Level 3	Total
September 30, 2020
Cash and cash equivalents	$5,670	$3,586	$—	$9,256
Debt securities:
U.S. government securities	2,498	103	—	2,601
States, municipalities and political subdivisions	—	2,540	—	2,540
U.S. corporate securities	—	8,476	48	8,524
Foreign securities	—	2,721	—	2,721
Residential mortgage-backed securities	—	713	—	713
Commercial mortgage-backed securities	—	1,012	—	1,012
Other asset-backed securities	—	2,262	—	2,262
Redeemable preferred securities	—	24	1	25
Total debt securities	2,498	17,851	49	20,398
Equity securities	20	—	26	46
Total	$8,188	$21,437	$75	$29,700

December 31, 2019
Cash and cash equivalents	$3,397	$2,286	$—	$5,683
Debt securities:
U.S. government securities	1,785	67	—	1,852
States, municipalities and political subdivisions	—	2,309	—	2,309
U.S. corporate securities	—	7,700	37	7,737
Foreign securities	—	2,348	—	2,348
Residential mortgage-backed securities	—	533	—	533
Commercial mortgage-backed securities	—	700	—	700
Other asset-backed securities	—	1,405	—	1,405
Redeemable preferred securities	—	26	12	38
Total debt securities	1,785	15,088	49	16,922
Equity securities	34	—	39	73
Total	$5,216	$17,374	$88	$22,678

During the three and nine months ended September 30, 2020 and 2019, there were no transfers into or out of Level 3.

The carrying value and estimated fair value classified by level of fair value hierarchy for financial instruments carried on the condensed consolidated balance sheets at adjusted cost or contract value at September 30, 2020 and December 31, 2019 were as follows:

	Carrying Value	Estimated Fair Value
In millions		Level 1	Level 2	Level 3	Total
September 30, 2020
Assets:
Mortgage loans	$1,124	$—	$—	$1,148	$1,148
Equity securities (1)	146	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	5	—	—	5	5
Without a fixed maturity	322	—	—	370	370
Long-term debt	66,995	76,642	—	—	76,642

December 31, 2019
Assets:
Mortgage loans	$1,213	$—	$—	$1,239	$1,239
Equity securities (1)	149	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	5	—	—	5	5
Without a fixed maturity	372	—	—	392	392
Long-term debt	68,480	74,306	—	—	74,306
_____________________________________________
(1)It was not practical to estimate the fair value of these cost-method investments as it represents shares of unlisted companies.

Separate Accounts assets relate to the Company’s large case pensions products which represent funds maintained to meet specific objectives of contract holders. Since contract holders bear the investment risk of these assets, a corresponding Separate Accounts liability has been established equal to the assets. These assets and liabilities are carried at fair value. Separate Accounts financial assets as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020				December 31, 2019
In millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2	$72	$—	$74	$2	$143	$—	$145
Debt securities	1,538	2,576	—	4,114	1,224	2,589	—	3,813
Equity securities	—	2	—	2	—	2	—	2
Common/collective trusts	—	603	—	603	—	499	—	499
Total	$1,540	$3,253	$—	$4,793	$1,226	$3,233	$—	$4,459

5.Health Care Costs Payable

The following table shows the components of the change in health care costs payable during the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
In millions	2020	2019
Health care costs payable, beginning of the period	$6,879	$6,147
Less: Reinsurance recoverables	5	4
Health care costs payable, beginning of the period, net	6,874	6,143
Acquisition	444	—
Add: Components of incurred health care costs
Current year	40,777	39,657
Prior years	(448)	(511)
Total incurred health care costs (1)	40,329	39,146
Less: Claims paid
Current year	34,198	33,032
Prior years	5,865	5,253
Total claims paid	40,063	38,285
Add: Premium deficiency reserve	1	6
Health care costs payable, end of the period, net	7,585	7,010
Add: Reinsurance recoverables	8	4
Health care costs payable, end of the period	$7,593	$7,014
_____________________________________________
(1)Total incurred health care costs for the nine months ended September 30, 2020 and 2019 in the table above exclude (i) $1 million and $6 million, respectively, related to a premium deficiency reserve related to the Company’s Medicaid products, (ii) $31 million and $31 million, respectively, of benefit costs recorded in the Health Care Benefits segment that are included in other insurance liabilities on the Company’s unaudited condensed consolidated balance sheets and (iii) $173 million and $213 million, respectively, of benefit costs recorded in the Corporate/Other segment that are included in other insurance liabilities on the Company’s unaudited condensed consolidated balance sheets.

The Company’s estimates of prior years’ health care costs payable decreased by $448 million and $511 million, respectively, in the nine months ended September 30, 2020 and 2019, because claims were settled for amounts less than originally estimated (i.e., the amount of claims incurred was lower than originally estimated), primarily due to lower health care cost trends as well as the actual claim submission time being faster than originally assumed (i.e., the Company’s completion factors were higher than originally assumed) in estimating health care costs payable at the end of the prior year.

At September 30, 2020, the Company’s liabilities for the ultimate cost of (i) services rendered to the Company’s Insured members but not yet reported to the Company and (ii) claims which have been reported to the Company but not yet paid (collectively, “IBNR”) plus expected development on reported claims totaled approximately $5.8 billion. Substantially all of the Company’s liabilities for IBNR plus expected development on reported claims at September 30, 2020 related to the current year.

6.Borrowings
The following table is a summary of the Company’s borrowings at September 30, 2020 and December 31, 2019:

In millions	September 30, 2020	December 31, 2019
Long-term debt
3.125% senior notes due March 2020	$—	$723
Floating rate notes due March 2020 (2.515% at December 31, 2019)	—	277
2.8% senior notes due July 2020	—	2,750
3.35% senior notes due March 2021	2,038	2,038
Floating rate notes due March 2021 (0.968% at September 30, 2020 and 2.605% at December 31, 2019)	1,000	1,000
4.125% senior notes due May 2021	222	222
2.125% senior notes due June 2021	1,750	1,750
4.125% senior notes due June 2021	203	203
5.45% senior notes due June 2021	187	187
3.5% senior notes due July 2022	1,500	1,500
2.75% senior notes due November 2022	1,000	1,000
2.75% senior notes due December 2022	1,250	1,250
4.75% senior notes due December 2022	399	399
3.7% senior notes due March 2023	3,723	6,000
2.8% senior notes due June 2023	1,300	1,300
4% senior notes due December 2023	527	1,250
3.375% senior notes due August 2024	650	650
2.625% senior notes due August 2024	1,000	1,000
3.5% senior notes due November 2024	750	750
5% senior notes due December 2024	299	299
4.1% senior notes due March 2025	2,000	5,000
3.875% senior notes due July 2025	2,828	2,828
2.875% senior notes due June 2026	1,750	1,750
3% senior notes due August 2026	750	750
3.625% senior notes due April 2027	750	—
6.25% senior notes due June 2027	372	372
1.3% senior notes due August 2027	1,500	—
4.3% senior notes due March 2028	9,000	9,000
3.25% senior notes due August 2029	1,750	1,750
3.75% senior notes due April 2030	1,500	—
1.75% senior notes due August 2030	1,250	—
4.875% senior notes due July 2035	652	652
6.625% senior notes due June 2036	771	771
6.75% senior notes due December 2037	533	533
4.78% senior notes due March 2038	5,000	5,000
6.125% senior notes due September 2039	447	447
4.125% senior notes due April 2040	1,000	—
2.7% senior notes due August 2040	1,250	—
5.75% senior notes due May 2041	133	133
4.5% senior notes due May 2042	500	500
4.125% senior notes due November 2042	500	500
5.3% senior notes due December 2043	750	750
4.75% senior notes due March 2044	375	375
5.125% senior notes due July 2045	3,500	3,500
3.875% senior notes due August 2047	1,000	1,000
5.05% senior notes due March 2048	8,000	8,000
4.25% senior notes due April 2050	750	—
Finance lease obligations	1,036	808
Other	276	279
Total debt principal	67,721	69,246
Debt premiums	245	262
Debt discounts and deferred financing costs	(971)	(1,028)
	66,995	68,480
Less:
Current portion of long-term debt	(5,443)	(3,781)
Long-term debt	$61,552	$64,699

Long-term Borrowings

2020 Notes
On August 21, 2020, the Company issued $1.5 billion aggregate principal amount of 1.3% unsecured senior notes due August 21, 2027, $1.25 billion aggregate principal amount of 1.75% unsecured senior notes due August 21, 2030 and $1.25 billion aggregate principal amount of 2.7% unsecured senior notes due August 21, 2040 (collectively, the “August 2020 Notes”) for total proceeds of approximately $3.97 billion, net of discounts and underwriting fees.

On March 31, 2020, the Company issued $750 million aggregate principal amount of 3.625% unsecured senior notes due April 1, 2027, $1.5 billion aggregate principal amount of 3.75% unsecured senior notes due April 1, 2030, $1.0 billion aggregate principal amount of 4.125% unsecured senior notes due April 1, 2040 and $750 million aggregate principal amount of 4.25% unsecured senior notes due April 1, 2050 (collectively, the “March 2020 Notes”) for total proceeds of approximately $3.95 billion, net of discounts and underwriting fees..

The net proceeds of these offerings will be used for general corporate purposes, which may include working capital, capital expenditures, as well as the repurchase and/or repayment of indebtedness. Net proceeds from these offerings that had not been used for these purposes were held in cash or temporarily invested in cash equivalents and short-term investment-grade securities from the date of issuance through September 30, 2020.

During March 2020, the Company entered into several interest rate swap transactions to manage interest rate risk. These agreements were designated as cash flow hedges and were used to hedge the exposure to variability in future cash flows resulting from changes in interest rates related to the anticipated issuance of the March 2020 Notes. In connection with the issuance of the March 2020 Notes, the Company terminated all outstanding cash flow hedges. The Company paid a net amount of $7 million to the hedge counterparties upon termination, which was recorded as a loss, net of tax, of $5 million in accumulated other comprehensive income and will be reclassified as interest expense over the life of the March 2020 Notes. See Note 8 ‘‘Other Comprehensive Income’’ for additional information.

Early Extinguishments of Debt
In August 2020, the Company purchased $6.0 billion of its outstanding senior notes through cash tender offers. The senior notes purchased included the following: $723 million of its 4.0% senior notes due 2023, $2.3 billion of its 3.7% senior notes due 2023 and $3.0 billion of its 4.1% senior notes due 2025. In connection with the purchase of such senior notes, the Company paid a premium of $706 million in excess of the aggregate principal amount of the senior notes that were purchased, wrote-off $47 million of unamortized deferred financing costs and incurred $13 million in fees, for a total loss on early extinguishment of debt of $766 million.

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

7.Shareholders’ Equity

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

During the nine months ended September 30, 2020 and 2019, the Company did not repurchase any shares of its common stock. At September 30, 2020, the Company had remaining authorization to repurchase an aggregate of up to approximately $13.9 billion of its common shares under the 2016 Repurchase Program.

Dividends

The quarterly cash dividend declared by the Board was $0.50 per share in each of the three-month periods ended September 30, 2020 and 2019. Cash dividends declared by the Board were $1.50 per share in each of the nine-month periods ended September 30, 2020 and 2019. CVS Health has paid cash dividends every quarter since becoming a public company. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Board.

8.Other Comprehensive Income
Shareholders’ equity included the following activity in accumulated other comprehensive income for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2020	2019	2020	2019
Net unrealized investment gains:
Beginning of period balance	$987	$682	$774	$97
Other comprehensive income before reclassifications ($83, $214, $278 and $933 pretax)	52	192	218	799
Amounts reclassified from accumulated other comprehensive income ($(10), $(63), $47 and $(93) pretax) (1)	(8)	(56)	39	(78)
Other comprehensive income	44	136	257	721
End of period balance	1,031	818	1,031	818

Foreign currency translation adjustments:
Beginning of period balance	(2)	(154)	4	(158)
Other comprehensive income (loss) before reclassifications	1	(1)	(5)	3
Amounts reclassified from accumulated other comprehensive income (loss) (2)	—	154	—	154
Other comprehensive income (loss)	1	153	(5)	157
End of period balance	(1)	(1)	(1)	(1)

Net cash flow hedges:
Beginning of period balance	267	305	279	312
Other comprehensive loss before reclassifications ($0, $(25), $(7) and $(25) pretax)	—	(18)	(5)	(18)
Amounts reclassified from accumulated other comprehensive income ($(4), $(7), $(14) and $(16) pretax) (3)	(3)	(5)	(10)	(12)
Other comprehensive loss	(3)	(23)	(15)	(30)
End of period balance	264	282	264	282

Pension and other postretirement benefits:
Beginning of period balance	(39)	(149)	(38)	(149)
Other comprehensive loss before reclassifications ($0, $0, $(8) and $0 pretax)	—	—	(6)	—
Amounts reclassified from accumulated other comprehensive loss ($0, $0, $7 and $0 pretax) (4)	—	—	5	—
Other comprehensive loss	—	—	(1)	—
End of period balance	(39)	(149)	(39)	(149)

Total beginning of period accumulated other comprehensive income	1,213	684	1,019	102
Total other comprehensive income	42	266	236	848
Total end of period accumulated other comprehensive income	$1,255	$950	$1,255	$950
_____________________________________________
(1)Amounts reclassified from accumulated other comprehensive income for specifically identified debt securities are included in net investment income in the unaudited condensed consolidated statements of operations.
(2)Amounts reclassified from accumulated other comprehensive income (loss) represent the elimination of the cumulative translation adjustment associated with the sale of Onofre, which was sold on July 1, 2019. The loss on the divestiture of Onofre is reflected in operating expenses in the unaudited condensed consolidated statements of operations.
(3)Amounts reclassified from accumulated other comprehensive income for specifically identified cash flow hedges are included in interest expense in the unaudited condensed consolidated statements of operations. The Company expects to reclassify approximately $15 million, net of tax, in net gains associated with its cash flow hedges into net income within the next 12 months.
(4)Amounts reclassified from accumulated other comprehensive loss for specifically identified pension and other postretirement benefits are included in other income in the unaudited condensed consolidated statements of operations.

9.Earnings Per Share

Earnings per share is computed using the two-class method. Stock appreciation rights and options to purchase 17 million and 16 million shares of common stock were outstanding, but were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2020, respectively, because their exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. For the same reason, stock appreciation rights and options to purchase 18 million and 19 million shares of common stock were outstanding, but were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2019, respectively.

The following is a reconciliation of basic and diluted earnings per share for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2020	2019	2020	2019
Numerator for earnings per share calculation:
Net income	$1,219	$1,529	$6,217	$4,887
Income allocated to participating securities	—	—	—	(3)
Net (income) loss attributable to noncontrolling interests	5	1	(11)	—
Net income attributable to CVS Health	$1,224	$1,530	$6,206	$4,884

Denominator for earnings per share calculation:
Weighted average shares, basic	1,310	1,302	1,308	1,300
Effect of dilutive securities	5	3	6	3
Weighted average shares, diluted	1,315	1,305	1,314	1,303

Earnings per share:
Basic	$0.93	$1.17	$4.74	$3.76
Diluted	$0.93	$1.17	$4.72	$3.75

10.Commitments and Contingencies

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

Lease Guarantees

Between 1995 and 1997, the Company sold or spun off a number of subsidiaries, including Bob’s Stores and Linens ‘n Things, each of which subsequently filed for bankruptcy, and Marshalls. In many cases, when a former subsidiary leased a store, the Company provided a guarantee of the former subsidiary’s lease obligations for the initial lease term and any extension thereof pursuant to a renewal option provided for in the lease prior to the time of the disposition. When the subsidiaries were disposed of and accounted for as discontinued operations, the Company’s guarantees remained in place, although each initial purchaser agreed to indemnify the Company for any lease obligations the Company was required to satisfy. If any of the purchasers or any of the former subsidiaries fail to make the required payments under a store lease, the Company could be required to satisfy those obligations, and any significant adverse impact of COVID-19 on such purchasers and/or former subsidiaries increases the risk that the Company will be required to satisfy those obligations. As of September 30, 2020, the Company guaranteed 76 such store leases (excluding the lease guarantees related to Linens ‘n Things, which have been recorded as a liability on the unaudited condensed consolidated balance sheets), with the maximum remaining lease term extending through 2030.

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

Usual and Customary Litigation

The Company is named as a defendant in a number of lawsuits, including the cases below, that allege that the Company’s retail stores overcharged for prescription drugs by not submitting the price available to members of the CVS Health Savings Pass program as the pharmacy’s usual and customary price, and related theories. The Company is defending itself against these claims.

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

Blue Cross and Blue Shield of Alabama, et al. v. CVS Health Corporation, et al. and Horizon Healthcare Services, Inc. (d/b/a Horizon Blue Cross Blue Shield of New Jersey) et al. v. CVS Health Corporation, et al. (U.S. District Court for the District of Rhode Island). In May 2020, eight Blue Cross Blue Shield entities from six states filed a lawsuit against the Company alleging fraud and other state causes of action premised on a theory that the Company’s retail stores overcharged for prescription drugs by not submitting accurate usual and customary prices, including by not submitting the price available to members of the former CVS Health Savings Pass program. In October 2020, two Horizon Blue Cross Blue Shield entities from New Jersey filed an almost identical lawsuit premised on the same theories.

PBM Litigation and Investigations

The Company is named as a defendant in a number of lawsuits and is subject to a number of investigations concerning its PBM practices.
Klein, et al. v. Prime Therapeutics, et al. (U.S. District Court for the District of Minnesota). This putative class action was filed against the Company and other PBMs in June 2017 on behalf of ERISA plan members who purchased and paid for EpiPen or EpiPen Jr. Plaintiffs allege that the PBMs are ERISA fiduciaries to plan members and have violated ERISA by allegedly causing higher inflated prices for EpiPens through the process of negotiating increased rebates from EpiPen manufacturer Mylan. This case was consolidated with a similar matter and was proceeding as In re EpiPen ERISA Litigation. In October 2020, the lawsuit was voluntarily dismissed with prejudice following denial of the plaintiffs’ motion for class certification.

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

In re Direct Purchaser EpiPen Litigation (U.S. District Court for the District of Minnesota). This putative class action (originally captioned as Rochester Drug Cooperative, Inc. v. Mylan Inc., et al.) was filed in March 2020 against Caremark, other PBMs and the manufacturer of EpiPen products and their authorized generics on behalf of purported classes of direct purchasers of these products. The complaint alleges violations of RICO and claims that rebate agreements between the drug manufacturer and PBMs caused the direct purchasers to pay inflated prices for these drug products. A nearly identical case was separately filed in the same court (Dakota Drug, Inc. v. Mylan Inc., et al.). The court granted a motion to consolidate the two complaints. The Company is defending itself against these claims.

In re Direct Purchaser Insulin Pricing Litigation (U.S. District Court for the District of New Jersey). This putative class action (originally captioned as Rochester Drug Cooperative, Inc. v. Eli Lilly and Co., et al.) was filed in March 2020 against Caremark, other PBMs and the manufacturers of analog insulin products on behalf of purported classes of direct purchasers of these products. The complaint alleges violations of RICO and claims that rebate agreements between the drug manufacturers and PBMs caused the direct purchasers to pay inflated prices for these drug products. Two nearly identical cases were separately filed in the same court (FWK Holdings, LLC v. Novo Nordisk, et al. and Value Drug Company v. Eli Lilly & Co., et al.). The court granted a motion to consolidate all three complaints. The Company is defending itself against these claims.

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

In 2012, CMS revised its audit methodology for RADV audits to determine refunds payable by Medicare Advantage plans for contract year 2011 and forward. Under the revised methodology, among other things, CMS will extrapolate the error rate identified in the audit sample of approximately 200 members to all risk adjusted premium payments made under the contract being audited. For contract years prior to 2011, CMS did not extrapolate sample error rates to the entire contract. As a result, the revised methodology may increase the Company’s exposure to premium refunds to CMS based on incomplete medical records maintained by providers. Since 2013, CMS has selected certain of the Company’s Medicare Advantage contracts for various contract years for RADV audit, and the number of RADV audits continues to increase. The Company is currently unable to predict which of its Medicare Advantage contracts will be selected for future audit, the amounts of any retroactive refunds of, or prospective adjustments to, Medicare Advantage premium payments made to the Company, the effect of any such refunds or adjustments on the actuarial soundness of the Company’s Medicare Advantage bids, or whether any RADV audit findings would require the Company to change its method of estimating future premium revenue in future bid submissions to CMS or compromise premium assumptions made in the Company’s bids for prior contract years, the current contract year or future contract years. Any premium or fee refunds or adjustments resulting from regulatory audits, whether as a result of

RADV, Public Exchange related or other audits by CMS, the OIG, the U.S. Department of Health and Human Services or otherwise, including audits of the Company’s minimum medical loss ratio (“MLR”) rebates, methodology and/or reports, could be material and could adversely affect the Company’s operating results, cash flows and/or financial condition.

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

Between February and August 2019, six class action complaints were filed by putative plaintiffs against the Company and certain current and former officers and directors: Anarkat v. CVS Health Corp., et al. (U.S. District Court for the District of Rhode Island); Labourers’ Pension Fund of Central and Eastern Canada v. CVS Health Corp., et al. (New York Supreme Court); City of Warren Police and Fire Retirement Sys. v. CVS Health Corp., et. al. (Rhode Island Superior Court); Cambria Co. Employees Retirement Sys. v. CVS Health Corp., et al. (New York Supreme Court); Freundlich v. CVS Health Corp., et al. (Rhode Island Superior Court); and In re CVS Health Corp. Securities Act Litigation (formerly captioned Waterford Twp. Police & Fire Retirement Sys. v. CVS Health Corp., et al.) (U.S. District Court for the District of Rhode Island). The plaintiffs in these cases assert a variety of causes of action under federal securities laws that are premised on allegations that the defendants made certain omissions and misrepresentations relating to the performance of the Company’s LTC business unit, which allegedly injured investors who acquired CVS Health securities between February 9, 2016 and February 20, 2019. The Labourers’ Pension Fund and Cambria County cases have been consolidated into a single action based on the Labourers’ Pension Fund complaint. The Freundlich and City of Warren cases have been consolidated into In re CVS Health Corp. Securities Litigation and stayed in favor of the earlier-filed Anarkat and Labourers’ Pension Fund cases. The Company is defending itself against these claims.

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

In August and September 2020, two ERISA class actions were filed in the U.S. District Court in the District of Connecticut against CVS Health Corp., Aetna Inc., and several current and former executives, directors and/or members of Aetna’s Compensation and Talent Management Committee: Radcliffe v. Aetna Inc., et al. and Flaim v. Aetna Inc., et al. The plaintiffs in these cases assert a variety of causes of action premised on allegations that the defendants breached fiduciary duties and engaged in prohibited transactions relating to participants in the Aetna 401(k) plan’s investment in company stock between December 3, 2017 and February 20, 2019, claiming losses related to the performance of the Company’s LTC business unit. The Company also received a related document request pursuant to ERISA § 104(b). The Company is evaluating these matters.

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

11.Segment Reporting

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

The following is a reconciliation of financial measures of the Company’s segments to the consolidated totals:

In millions	Pharmacy Services (1)	Retail/ LTC	Health Care Benefits	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Three Months Ended
September 30, 2020
Revenues from external customers	$33,492	$14,770	$18,557	$33	$—	$66,852
Intersegment revenues	2,219	7,955	20	—	(10,194)	—
Net investment income	—	—	121	83	—	204
Total revenues	35,711	22,725	18,698	116	(10,194)	67,056
Adjusted operating income (loss)	1,619	1,412	1,080	(303)	(186)	3,622

September 30, 2019
Revenues from external customers	$33,680	$13,805	$17,027	$35	$—	$64,547
Intersegment revenues	2,338	7,661	8	—	(10,007)	—
Net investment income	—	—	146	117	—	263
Total revenues	36,018	21,466	17,181	152	(10,007)	64,810
Adjusted operating income (loss)	1,439	1,516	1,423	(252)	(179)	3,947

Nine Months Ended
September 30, 2020
Revenues from external customers	$98,233	$44,314	$55,972	$83	$—	$198,602
Intersegment revenues	7,350	22,822	51	—	(30,223)	—
Net investment income	—	—	341	209	—	550
Total revenues	105,583	67,136	56,364	292	(30,223)	199,152
Adjusted operating income (loss)	4,127	4,371	6,035	(931)	(539)	13,063

September 30, 2019
Revenues from external customers	$95,494	$41,536	$51,976	$76	$—	$189,082
Intersegment revenues	8,924	22,492	20	—	(31,436)	—
Net investment income	—	—	458	347	—	805
Total revenues	104,418	64,028	52,454	423	(31,436)	189,887
Adjusted operating income (loss)	3,682	4,674	4,423	(685)	(521)	11,573
_____________________________________________
(1)Total revenues of the Pharmacy Services segment include approximately $2.5 billion and $2.7 billion of retail co-payments for the three months ended September 30, 2020 and 2019, respectively, and $8.5 billion and $8.9 billion of retail co-payments for the nine months ended September 30, 2020 and 2019, respectively.

The following are reconciliations of consolidated operating income to adjusted operating income for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2020	2019	2020	2019
Operating income (GAAP measure)	$3,249	$2,928	$11,387	$8,950
Amortization of intangible assets (1)	587	607	1,751	1,822
Acquisition-related integration costs (2)	57	111	196	365
(Gain) loss on divestiture of subsidiary (3)	(271)	205	(271)	205
Store rationalization charges (4)	—	96	—	231
Adjusted operating income	$3,622	$3,947	$13,063	$11,573
_____________________________________________
(1)The Company’s acquisition activities have resulted in the recognition of intangible assets as required under the acquisition method of accounting which consist primarily of trademarks, customer contracts/relationships, covenants not to compete, technology, provider networks and value of business acquired. Definite-lived intangible assets are amortized over their estimated useful lives and are tested for impairment when events indicate that the carrying value may not be recoverable. The amortization of intangible assets is reflected in the Company’s unaudited GAAP condensed consolidated statements of operations in operating expenses within each segment. Although intangible assets contribute to the Company’s revenue generation, the amortization of intangible assets does not directly relate to the underwriting of the Company’s insurance products, the services performed for the Company’s customers or the sale of the Company’s products or services. Additionally, intangible asset amortization expense typically fluctuates based on the size and timing of the Company’s acquisition activity. Accordingly, the Company believes excluding the amortization of intangible assets enhances the Company’s and investors’ ability to compare the Company’s past financial performance with its current performance and to analyze underlying business performance and trends. Intangible asset amortization excluded from the related non-GAAP financial measure represents the entire amount recorded within the Company’s GAAP financial statements, and the revenue generated by the associated intangible assets has not been excluded from the related non-GAAP financial measure. Intangible asset amortization is excluded from the related non-GAAP financial measure because the amortization, unlike the related revenue, is not affected by operations of any particular period unless an intangible asset becomes impaired or the estimated useful life of an intangible asset is revised.
(2)During the three and nine months ended September 30, 2020 and 2019, acquisition-related integration costs relate to the Aetna Acquisition. The acquisition-related integration costs are reflected in the Company’s unaudited GAAP condensed consolidated statements of operations in operating expenses within the Corporate/Other segment.
(3)During the three and nine months ended September 30, 2020, the gain on divestiture of subsidiary represents the pre-tax gain on the sale of the Workers’ Compensation business, which the Company sold on July 31, 2020 for approximately $850 million. The gain on divestiture is reflected as a reduction in operating expenses in the Company’s unaudited GAAP condensed consolidated statements of operations within the Health Care Benefits segment. During the three and nine months ended September 30, 2019, the loss on divestiture of subsidiary represents the pre-tax loss on the sale of Onofre, which occurred on July 1, 2019. The loss on divestiture primarily relates to the elimination of the cumulative translation adjustment from accumulated other comprehensive income and is reflected in operating expenses in the Company’s unaudited GAAP condensed consolidated statements of operations within the Retail/LTC segment.
(4)During the three and nine months ended September 30, 2019, the store rationalization charges relate to the planned closure of 22 underperforming retail pharmacy stores in the first quarter of 2020. During the nine months ended September 30, 2019, the store rationalization charges also relate to the planned closure of 46 underperforming retail pharmacy stores in the second quarter of 2019. The store rationalization charges primarily relate to operating lease right-of-use asset impairment charges and are reflected in the Company’s unaudited GAAP condensed consolidated statements of operations in operating expenses within the Retail/LTC segment.

12.Subsequent Event

The ACA established a temporary risk corridor program, which expired at the end of 2016, for qualified individual and small group health insurance plans. Under this program, health insurance companies were to make payments to, or receive payments from, the U.S. Department of Health and Human Services (“HHS”) based on their ratio of allowable costs to target costs (as defined by the ACA).

The Company filed a lawsuit in August 2019 to recover the $313 million it was owed under the ACA’s risk corridor program, which had been stayed pending the Supreme Court decision. In April 2020, the U.S. Supreme Court ruled that health insurance companies may sue the federal government for amounts owed as calculated under the ACA’s temporary risk corridor program. At September 30, 2020, the Company did not record any ACA risk corridor receivables because payment was uncertain.

On October 22, 2020, the Company received the $313 million it was owed under the ACA’s risk corridor program. The Company recorded the risk corridor payment as an increase to premium revenue in the fourth quarter of 2020. After considering offsetting items such as the ACA’s minimum MLR rebate requirements and premium taxes, the Company expects to record pre-tax income of approximately $305 million and after-tax income of approximately $220 million during the fourth quarter of 2020.

Index to Condensed Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CVS Health Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of CVS Health Corporation (the Company) as of September 30, 2020, the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2020 and 2019, the related condensed consolidated statements of shareholders’ equity for the three-month periods ended March 31, 2020 and 2019, June 30, 2020 and 2019 and September 30, 2020 and 2019, the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2020 and 2019, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
November 6, 2020

Form 10-Q Table of Contents
Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview of Business

CVS Health Corporation (“CVS Health”), together with its subsidiaries (collectively, the “Company,” “we,” “our” or “us”), is the nation’s premier health innovation company helping people on their path to better health. Whether in one of its pharmacies or through its health services and plans, the Company is pioneering a bold new approach to total health by making quality care more affordable, accessible, simple and seamless. The Company is community-based and locally focused, engaging consumers with the care they need when and where they need it. The Company has more than 9,900 retail locations, approximately 1,100 walk-in medical clinics, a leading pharmacy benefits manager with approximately 103 million plan members, a dedicated senior pharmacy care business serving more than one million patients per year and expanding specialty pharmacy services. The Company also serves an estimated 33 million people through traditional, voluntary and consumer-directed health insurance products and related services, including expanding Medicare Advantage offerings and a leading standalone Medicare Part D prescription drug plan (“PDP”). The Company believes its innovative health care model increases access to quality care, delivers better health outcomes and lowers overall health care costs.

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

Overview of the Retail/LTC Segment

The Retail/LTC segment sells prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, beauty products, cosmetics and personal care products, provides health care services through its MinuteClinic® walk-in medical clinics, provides medical diagnostic testing and conducts long-term care pharmacy (“LTC”) operations, which distribute prescription drugs and provide related pharmacy consulting and other ancillary services to long-term care facilities and other care settings. As of September 30, 2020, the Retail/LTC segment operated more than 9,900 retail locations, approximately 1,100 MinuteClinic locations as well as online retail pharmacy websites, LTC pharmacies and onsite pharmacies.

Overview of the Health Care Benefits Segment

The Health Care Benefits segment is one of the nation’s leading diversified health care benefits providers. The Health Care Benefits segment has the information and resources to help members, in consultation with their health care professionals, make more informed decisions about their health care. The Health Care Benefits segment offers a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental and behavioral health plans, medical management capabilities, Medicare Advantage and Medicare Supplement plans, PDPs, Medicaid health care management services, and health information technology products and services. The Health Care Benefits segment also provided workers’ compensation administrative services through its Coventry Health Care Workers’ Compensation business (“Workers’ Compensation business”) prior to the sale of this business on July 31, 2020. The Health Care Benefits segment’s customers include employer groups, individuals, college students, part-time and hourly workers, health plans, health care providers (“providers”), governmental units, government-sponsored plans, labor groups and expatriates. The Company refers to insurance products (where it assumes all or a majority of the risk for medical and dental care costs) as “Insured” and administrative services contract products (where the plan sponsor assumes all or a majority of the risk for medical and dental care costs) as “ASC.”

Overview of the Corporate/Other Segment

The Company presents the remainder of its financial results in the Corporate/Other segment, which consists of:

•Management and administrative expenses to support the Company’s overall operations, which include certain aspects of executive management and the corporate relations, legal, compliance, human resources, information technology and finance departments, expenses associated with the Company’s investments in its transformation and enterprise modernization programs and acquisition-related integration costs; and
•Products for which the Company no longer solicits or accepts new customers such as large case pensions and long-term care insurance products.

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

The legislative and regulatory environment governing our businesses is dynamic and changing frequently as described in more detail below under “Government Regulation,” including mandated increases to the medical services we must pay for without a corresponding increase in the premiums we receive in our Insured Health Care Benefits products. Federal, state and local governmental policies and initiatives designed to reduce the transmission of COVID-19 may not effectively combat the severity and/or duration of the COVID-19 pandemic and have resulted in, among other things, a significant reduction in utilization of medical services (“utilization”) that is discretionary, the cancellation of elective medical procedures, reduced customer traffic and front store sales in our retail pharmacies, our customers being ordered to close or severely curtail their operations, the adoption of work-from-home policies and a reduction in diagnostic reporting due to reductions in provider visits and restrictions on our access to providers’ medical records, all of which impact our businesses. Among other impacts of these policies and initiatives, we expect an adverse impact on:

•Drug utilization due to the reduction in new therapy prescriptions;
•Front store sales as a result of reduced customer traffic in our retail pharmacies due to shelter-in-place orders and COVID-19 related unemployment;
•Medical membership in our Health Care Benefits segment and covered lives in our PBM clients due to reductions in workforce at our existing customers (including due to business failures) as well as reduced willingness to change benefits providers by prospective customers;
•Benefit costs due to COVID-19 related support programs we have put in place for our medical members and mandated increases to the medical services we must pay for without a corresponding increase in the premiums we receive in our Insured Health Care Benefits products; and
•The amount, timing and collectability of payments to the Company from customers, clients, government payers and members as a result of the impact of COVID-19 on them.

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

In addition to the COVID-19 related matters described above, the Company expects it will experience the following key trends during the fourth quarter of 2020:

•The Pharmacy Services segment is expected to benefit from Specialty pharmacy growth and continued improvements in purchasing economics, partially offset by 2020 selling season net losses and continued price compression.
•The Retail/LTC segment is expected to experience continued reimbursement pressure. In addition, the Company expects the impact of COVID-19 will continue to result in incremental operating expenses associated with the Company’s pandemic response efforts, as well as reduced new therapy prescriptions and related front store volume, which will be partially offset by increased diagnostic testing.
•The Health Care Benefits segment expects utilization of medical services to continue at more normal levels, with select geographies affected by COVID-19 waves. The Company expects to incur significant planned COVID-19 related investments in the Health Care Benefits segment, including premium credits, minimum medical loss ratio rebates and contractual requirements that benefit customers and members. The Company also expects to incur higher seasonal operating expenses during the fourth quarter to support readiness for the start of the 2021 plan year.
•The Company expects changes to its business environment to continue for the next several years as elected and other government officials at the national and state levels continue to propose and enact significant modifications to public policy and existing laws and regulations that govern the Company’s businesses.

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

The CARES Act also provides relief funding to health care providers to reimburse them for health care related expenses incurred in preventing, preparing for and/or responding to COVID-19 (provided no other source is obligated to reimburse those expenses) or lost health care related revenues that are attributable to COVID-19. The Company did not request any funding under the CARES Act. However, in the second quarter of 2020, the Company received $43 million from the CARES Act provider relief fund, all of which has been returned to the U.S. Department of Health and Human Services.

The CARES Act also allows for the deferral of the payment of the employer share of Social Security taxes effective March 27, 2020. The Company has elected to defer its Social Security tax payments in accordance with this provision, and will remit the associated payments in two equal installments on or about December 31, 2021 and December 31, 2022, as required under the CARES Act. The Company deferred approximately $445 million of its Social Security tax payments during the nine months ended September 30, 2020.

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

Separately, in April 2020, the U.S. Supreme Court ruled that health insurance companies may sue the federal government for amounts owed as calculated under the ACA’s temporary risk corridor program. The Company filed a lawsuit in August 2019 to recover the $313 million it was owed under the ACA’s risk corridor program, which had been stayed pending the Supreme Court decision. At September 30, 2020, the Company did not record any ACA risk corridor receivables because payment was uncertain. On October 22, 2020, the Company received the $313 million in funds owed to it under the ACA’s risk corridor program.

Operating Results

The following discussion explains the material changes in the Company’s operating results for the three and nine months ended September 30, 2020 and 2019, and the significant developments affecting the Company’s financial condition since December 31, 2019. We strongly recommend that you read our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in the 2019 Form 10-K.

Summary of Consolidated Financial Results

					Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2020 vs 2019		Nine Months Ended September 30, 2020 vs 2019
In millions	2020	2019	2020	2019	$	%	$	%
Revenues:
Products	$47,738	$47,149	$141,096	$136,023	$589	1.2%	$5,073	3.7%
Premiums	17,182	15,539	51,749	47,612	1,643	10.6%	4,137	8.7%
Services	1,932	1,859	5,757	5,447	73	3.9%	310	5.7%
Net investment income	204	263	550	805	(59)	(22.4)%	(255)	(31.7)%
Total revenues	67,056	64,810	199,152	189,887	2,246	3.5%	9,265	4.9%
Operating costs:
Cost of products sold	40,940	40,437	121,529	116,654	503	1.2%	4,875	4.2%
Benefit costs	14,396	12,850	40,534	39,396	1,546	12.0%	1,138	2.9%
Operating expenses	8,471	8,595	25,702	24,887	(124)	(1.4)%	815	3.3%
Total operating costs	63,807	61,882	187,765	180,937	1,925	3.1%	6,828	3.8%
Operating income	3,249	2,928	11,387	8,950	321	11.0%	2,437	27.2%
Interest expense	731	747	2,229	2,301	(16)	(2.1)%	(72)	(3.1)%
Loss on early extinguishment of debt	766	79	766	79	687	869.6%	687	869.6%
Other income	(54)	(31)	(153)	(93)	(23)	(74.2)%	(60)	(64.5)%
Income before income tax provision	1,806	2,133	8,545	6,663	(327)	(15.3)%	1,882	28.2%
Income tax provision	587	604	2,328	1,776	(17)	(2.8)%	552	31.1%
Net income	1,219	1,529	6,217	4,887	(310)	(20.3)%	1,330	27.2%
Net (income) loss attributable to noncontrolling interests	5	1	(11)	—	4	400.0%	(11)	(100.0)%
Net income attributable to CVS Health	$1,224	$1,530	$6,206	$4,887	$(306)	(20.0)%	$1,319	27.0%

Commentary - Three Months Ended September 30, 2020 vs. 2019

Revenues
•Total revenues increased $2.2 billion, or 3.5%, in the three months ended September 30, 2020 compared to the prior year driven by growth in the Health Care Benefits and Retail/LTC segments.
•Please see “Segment Analysis” later in this report for additional information about the revenues of the Company’s segments.

Operating expenses
•Operating expenses decreased $124 million, or 1.4%, in the three months ended September 30, 2020 compared to the prior year. Operating expenses as a percentage of total revenues were 12.6% in the three months ended September 30, 2020, a decrease of 70 basis points compared to the prior year. The decrease in operating expenses was primarily due to (i) a $271 million pre-tax gain on the sale of the Workers’ Compensation business, which occurred on July 31, 2020, (ii) the absence of a $205 million pre-tax loss on the sale of the Company’s Brazilian subsidiary, Drogaria Onofre Ltda. (“Onofre”) and a $96 million store rationalization charge, both recorded in the three months ended September 30, 2019, and (iii) the favorable impact of enterprise-wide cost savings initiatives in the three months ended September 30, 2020. These decreases were partially offset by the reinstatement of the HIF for 2020, incremental operating expenses associated with the Company’s COVID-19 pandemic response efforts and increased operating expenses associated with growth in the business.
•Please see “Segment Analysis” later in this report for additional information about the operating expenses of the Company’s segments.

Operating income
•Operating income increased $321 million, or 11.0%, in the three months ended September 30, 2020 compared to the prior year. The increase in operating income was primarily due to (i) the $271 million pre-tax gain on the sale of the Workers’ Compensation business, (ii) the absence of the $205 million pre-tax loss on the sale of Onofre and the $96 million store rationalization charge, both recorded in the three months ended September 30, 2019, (iii) improved purchasing economics in the Pharmacy Services segment, and (iv) the favorable impact of enterprise-wide cost savings initiatives in the three months ended September 30, 2020. These increases were partially offset by declines in the Health Care Benefits segment, largely attributable to the impact of planned COVID-19 related investments benefiting customers and members, and continued reimbursement pressure in the Retail/LTC segment.
•Please see “Segment Analysis” later in this report for additional information about the operating income of the Company’s segments.

Interest expense
•Interest expense decreased $16 million, or 2.1%, in the three months ended September 30, 2020 compared to the prior year primarily due to lower average debt in the three months ended September 30, 2020. See “Liquidity and Capital Resources” later in this report for additional information.

Loss on early extinguishment of debt
•During the three months ended September 30, 2020, the loss on early extinguishment of debt relates to the Company’s repayment of $6.0 billion of its outstanding senior notes pursuant to its tender offers for such notes in August 2020, which resulted in a loss on early extinguishment of debt of $766 million. During the three months ended September 30, 2019, the loss on early extinguishment of debt relates to the Company’s repayment of $4.0 billion of its outstanding senior notes pursuant to its tender offers for such senior notes in August 2019, which resulted in a loss of early extinguishment of debt of $79 million. See Note 6 ‘‘Borrowings’’ to the unaudited condensed consolidated financial statements for additional information.

Income tax provision
•The Company’s effective income tax rate was 32.5% for the three months ended September 30, 2020 compared to 28.3% for the three months ended September 30, 2019. The increase in the effective income tax rate was primarily attributable to basis differences on the sale of the Workers’ Compensation business in the three months ended September 30, 2020 and the reinstatement of the non-deductible HIF for 2020. These increases were partially offset by the absence of the impact of the sale of Onofre in the three months ended September 30, 2019.

Commentary - Nine Months Ended September 30, 2020 vs. 2019

Revenues
•Total revenues increased $9.3 billion, or 4.9%, in the nine months ended September 30, 2020 compared to the prior year driven by growth across all segments.
•Please see “Segment Analysis” later in this report for additional information about the revenues of the Company’s segments.

Operating expenses
•Operating expenses increased $815 million, or 3.3%, in the nine months ended September 30, 2020 compared to the prior year. Operating expenses as a percentage of total revenues were 12.9% in the nine months ended September 30, 2020, a decrease of 20 basis points compared to the prior year. The increase in operating expenses was primarily due to the reinstatement of the HIF for 2020, incremental operating expenses associated with the Company’s COVID-19 pandemic response efforts and increased operating expenses associated with growth in the business. The increase in operating expenses was partially offset by (i) the $271 million pre-tax gain on the sale of the Workers’ Compensation business, (ii) the absence of the $231 million of store rationalization charges and the $205 million pre-tax loss on the sale of Onofre, both recorded in the nine months ended September 30, 2019, and (iii) the favorable impact of enterprise-wide cost savings initiatives in the nine months ended September 30, 2020.
•Please see “Segment Analysis” later in this report for additional information about the operating expenses of the Company’s segments.

Operating income
•Operating income increased $2.4 billion, or 27.2%, in the nine months ended September 30, 2020 compared to the prior year. The increase in operating income was primarily due to (i) the impact of the COVID-19 pandemic, which resulted in reduced benefit costs due to the deferral of elective procedures and other discretionary utilization in the Health Care Benefits segment in the nine months ended September 30, 2020, (ii) improved purchasing economics in the Pharmacy Services segment, (iii) the $271 million pre-tax gain on the sale of the Workers’ Compensation business, and (iv) the absence of the $231 million of store rationalization charges and the $205 million pre-tax loss on the sale of Onofre, both recorded in the nine months ended September 30, 2019. These increases in operating income were partially offset by continued reimbursement pressure and incremental operating expenses associated with the Company’s COVID-19 pandemic response efforts in the Retail/LTC segment.
•Please see “Segment Analysis” later in this report for additional information about the operating income of the Company’s segments.

Interest expense
•Interest expense decreased $72 million, or 3.1%, in the nine months ended September 30, 2020 compared to the prior year, primarily due to lower average debt in the nine months ended September 30, 2020. See “Liquidity and Capital Resources” later in this report for additional information.

Loss on early extinguishment of debt
•During the nine months ended September 30, 2020, the loss on early extinguishment of debt relates to the Company’s repayment of $6.0 billion of its outstanding senior notes pursuant to its tender offers for such notes in August 2020, which resulted in a loss on early extinguishment of debt of $766 million. During the nine months ended September 30, 2019, the loss on early extinguishment of debt relates to the Company’s repayment of $4.0 billion of its outstanding senior notes pursuant to its tender offers for such senior notes in August 2019, which resulted in a loss of early extinguishment of debt of $79 million. See Note 6 ‘‘Borrowings’’ to the unaudited condensed consolidated financial statements for additional information.

Income tax provision
•The Company’s effective income tax rate was 27.2% for the nine months ended September 30, 2020 compared to 26.7% for the nine months ended September 30, 2019. The increase in the effective income tax rate was primarily due to the reinstatement of the non-deductible HIF for 2020 and basis differences on the sale of the Workers’ Compensation business in the nine months ended September 30, 2020. These increases were partially offset by the absence of the impact of the sale of Onofre in the nine months ended September 30, 2019 and the favorable resolution of certain income tax matters in the nine months ended September 30, 2020.

Segment Analysis

The following discussion of segment operating results is presented based on the Company’s reportable segments in accordance with the accounting guidance for segment reporting and is consistent with the segment disclosure in Note 11 ‘‘Segment Reporting’’ to the unaudited condensed consolidated financial statements.

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

The following is a reconciliation of financial measures of the Company’s segments to the consolidated totals:

In millions	Pharmacy Services (1)	Retail/ LTC	Health Care Benefits	Corporate/ Other	Intersegment Eliminations (2)	Consolidated Totals
Three Months Ended
September 30, 2020
Total revenues	$35,711	$22,725	$18,698	$116	$(10,194)	$67,056
Adjusted operating income (loss)	1,619	1,412	1,080	(303)	(186)	3,622
September 30, 2019
Total revenues	36,018	21,466	17,181	152	(10,007)	64,810
Adjusted operating income (loss)	1,439	1,516	1,423	(252)	(179)	3,947

Nine Months Ended
September 30, 2020
Total revenues	$105,583	$67,136	$56,364	$292	$(30,223)	$199,152
Adjusted operating income (loss)	4,127	4,371	6,035	(931)	(539)	13,063
September 30, 2019
Total revenues	104,418	64,028	52,454	423	(31,436)	189,887
Adjusted operating income (loss)	3,682	4,674	4,423	(685)	(521)	11,573
_____________________________________________
(1)Total revenues of the Pharmacy Services segment include approximately $2.5 billion and $2.7 billion of retail co-payments for the three months ended September 30, 2020 and 2019, respectively, and $8.5 billion and $8.9 billion of retail co-payments for the nine months ended September 30, 2020 and 2019, respectively.
(2)Intersegment eliminations relate to intersegment revenue generating activities that occur between the Pharmacy Services segment, the Retail/LTC segment and/or the Health Care Benefits segment.

The following are reconciliations of operating income to adjusted operating income for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020
In millions	Pharmacy Services	Retail/ LTC	Health Care Benefits	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Operating income (loss) (GAAP measure)	$1,564	$1,283	$949	$(361)	$(186)	$3,249
Non-GAAP adjustments:
Amortization of intangible assets (1)	55	129	402	1	—	587
Acquisition-related integration costs (2)	—	—	—	57	—	57
Gain on divestiture of subsidiary (3)	—	—	(271)	—	—	(271)
Adjusted operating income (loss)	$1,619	$1,412	$1,080	$(303)	$(186)	$3,622

	Three Months Ended September 30, 2019
In millions	Pharmacy Services	Retail/ LTC	Health Care Benefits	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Operating income (loss) (GAAP measure)	$1,340	$1,095	$1,036	$(364)	$(179)	$2,928
Non-GAAP adjustments:
Amortization of intangible assets (1)	99	120	387	1	—	607
Acquisition-related integration costs (2)	—	—	—	111	—	111
Loss on divestiture of subsidiary (3)	—	205	—	—	—	205
Store rationalization charge (4)	—	96	—	—	—	96
Adjusted operating income (loss)	$1,439	$1,516	$1,423	$(252)	$(179)	$3,947

	Nine Months Ended September 30, 2020
In millions	Pharmacy Services	Retail/ LTC	Health Care Benefits	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Operating income (loss) (GAAP measure)	$3,949	$3,996	$5,110	$(1,129)	$(539)	$11,387
Non-GAAP adjustments:
Amortization of intangible assets (1)	178	375	1,196	2	—	1,751
Acquisition-related integration costs (2)	—	—	—	196	—	196
Gain on divestiture of subsidiary (3)	—	—	(271)	—	—	(271)
Adjusted operating income (loss)	$4,127	$4,371	$6,035	$(931)	$(539)	$13,063

	Nine Months Ended September 30, 2019
In millions	Pharmacy Services	Retail/ LTC	Health Care Benefits	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Operating income (loss) (GAAP measure)	$3,387	$3,884	$3,253	$(1,053)	$(521)	$8,950
Non-GAAP adjustments:
Amortization of intangible assets (1)	295	354	1,170	3	—	1,822
Acquisition-related integration costs (2)	—	—	—	365	—	365
Loss on divestiture of subsidiary (3)	—	205	—	—	—	205
Store rationalization charges (4)	—	231	—	—	—	231
Adjusted operating income (loss)	$3,682	$4,674	$4,423	$(685)	$(521)	$11,573
_____________________________________________
(1)The Company’s acquisition activities have resulted in the recognition of intangible assets as required under the acquisition method of accounting which consist primarily of trademarks, customer contracts/relationships, covenants not to compete, technology, provider networks and value of business acquired. Definite-lived intangible assets are amortized over their estimated useful lives and are tested for impairment when events indicate that the carrying value may not be recoverable. The amortization of intangible assets is reflected in the Company’s unaudited GAAP condensed consolidated statements of operations in operating expenses within each segment. Although intangible assets contribute to the Company’s revenue generation, the amortization of intangible assets does not directly relate to the underwriting of the Company’s insurance products, the services performed for the Company’s customers or the sale of the Company’s products or services. Additionally, intangible asset amortization expense typically fluctuates based on the size and timing of the Company’s acquisition activity. Accordingly, the Company believes excluding the amortization of intangible assets enhances the Company’s and investors’ ability to compare the Company’s past financial performance with its current performance and to analyze underlying business performance and trends. Intangible asset amortization excluded from the related non-GAAP financial measure represents the entire amount recorded within the Company’s GAAP financial statements, and the revenue generated by the associated intangible assets has not been excluded from the related non-GAAP financial measure. Intangible asset amortization is excluded from the related non-GAAP financial measure because the amortization, unlike the related revenue, is not affected by operations of any particular period unless an intangible asset becomes impaired or the estimated useful life of an intangible asset is revised.
(2)During the three and nine months ended September 30, 2020 and 2019, acquisition-related integration costs relate to the Company’s acquisition (the “Aetna Acquisition”) of Aetna Inc. (“Aetna”). The acquisition-related integration costs are reflected in the Company’s unaudited GAAP condensed consolidated statements of operations in operating expenses within the Corporate/Other segment.
(3)During the three and nine months ended September 30, 2020, the gain on divestiture of subsidiary represents the pre-tax gain on the sale of the Workers’ Compensation business, which the Company sold on July 31, 2020 for approximately $850 million. The gain on divestiture is reflected as a reduction in operating expenses in the Company’s unaudited GAAP condensed consolidated statements of operations within the Health Care Benefits segment. During the three and nine months ended September 30, 2019, the loss on divestiture of subsidiary represents the pre-tax loss on the sale of Onofre, which occurred on July 1, 2019. The loss on divestiture primarily relates to the elimination of the cumulative translation adjustment from accumulated other comprehensive income and is reflected in operating expenses in the Company’s unaudited GAAP condensed consolidated statements of operations within the Retail/LTC segment.
(4)During the three and nine months ended September 30, 2019, the store rationalization charges relate to the planned closure of 22 underperforming retail pharmacy stores in the first quarter of 2020. During the nine months ended September 30, 2019, the store rationalization charges also relate to the planned closure of 46 underperforming retail pharmacy stores in the second quarter of 2019. The store rationalization charges primarily relate to operating lease right-of-use asset impairment charges and are reflected in the Company’s unaudited GAAP condensed consolidated statements of operations in operating expenses within the Retail/LTC segment.

Pharmacy Services Segment

The following table summarizes the Pharmacy Services segment’s performance for the respective periods:

					Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2020 vs 2019		Nine Months Ended September 30, 2020 vs 2019
In millions, except percentages	2020	2019	2020	2019	$	%	$	%
Revenues:
Products	$35,461	$35,883	$104,802	$104,056	$(422)	(1.2)%	$746	0.7%
Services	250	135	781	362	115	85.2%	419	115.7%
Total revenues	35,711	36,018	105,583	104,418	(307)	(0.9)%	1,165	1.1%
Cost of products sold	33,809	34,300	100,583	99,918	(491)	(1.4)%	665	0.7%
Operating expenses	338	378	1,051	$1,113	(40)	(10.6)%	(62)	(5.6)%
Operating expenses as a % of total revenues	0.9%	1.0%	1.0%	1.1%
Operating income	$1,564	$1,340	$3,949	$3,387	$224	16.7%	$562	16.6%
Operating income as a % of total revenues	4.4%	3.7%	3.7%	3.2%
Adjusted operating income (1)	$1,619	$1,439	$4,127	$3,682	$180	12.5%	$445	12.1%
Adjusted operating income as a % of total revenues	4.5%	4.0%	3.9%	3.5%
Revenues (by distribution channel):
Pharmacy network (2) (3)	$21,473	$22,411	$63,109	$65,917	$(938)	(4.2)%	$(2,808)	(4.3)%
Mail choice (3) (4)	14,032	13,461	41,815	38,066	571	4.2%	3,749	9.8%
Other	206	146	659	435	60	41.1%	224	51.5%
Pharmacy claims processed: (5)
Total	528.2	509.5	1,575.0	1,480.3	18.7	3.7%	94.7	6.4%
Pharmacy network (2)	447.7	430.2	1,333.9	1,250.0	17.5	4.1%	83.9	6.7%
Mail choice (4)	80.5	79.3	241.1	230.3	1.2	1.5%	10.8	4.7%
Generic dispensing rate: (5)
Total	87.9%	88.1%	88.5%	88.3%
Pharmacy network (2)	88.3%	88.7%	89.0%	88.9%
Mail choice (4)	85.7%	85.3%	85.7%	85.1%
_____________________________________________
(1)See “Segment Analysis” above in this report for a reconciliation of operating income (GAAP measure) to adjusted operating income for the Pharmacy Services segment.
(2)Pharmacy network is defined as claims filled at retail and specialty retail pharmacies, including the Company’s retail pharmacies and LTC pharmacies, but excluding Maintenance Choice activity, which is included within the mail choice category. Maintenance Choice permits eligible client plan members to fill their maintenance prescriptions through mail order delivery or at a CVS Pharmacy retail store for the same price as mail order.
(3)Certain prior year amounts have been reclassified for consistency with the current period presentation.
(4)Mail choice is defined as claims filled at a Pharmacy Services mail order facility, which includes specialty mail claims inclusive of Specialty Connect® claims picked up at a retail pharmacy, as well as prescriptions filled at the Company’s retail pharmacies under the Maintenance Choice program.
(5)Includes an adjustment to convert 90-day prescriptions to the equivalent of three 30-day prescriptions. This adjustment reflects the fact that these prescriptions include approximately three times the amount of product days supplied compared to a normal prescription.

Commentary - Three Months Ended September 30, 2020 vs. 2019

Revenues
•Total revenues decreased $307 million, or 0.9%, to $35.7 billion in the three months ended September 30, 2020 compared to the prior year primarily driven by previously disclosed client losses and continued price compression, partially offset by growth in specialty pharmacy and brand inflation.

Operating expenses
•Operating expenses in the Pharmacy Services segment include selling, general and administrative expenses; depreciation and amortization expense; and expenses related to specialty retail pharmacies, which include store and administrative payroll, employee benefits and occupancy costs.
•Operating expenses decreased $40 million, or 10.6%, in the three months ended September 30, 2020 compared to the prior year primarily driven by lower amortization expense in the three months ended September 30, 2020.
•Operating expenses as a percentage of total revenues remained relatively consistent at 0.9% and 1.0% in the three-month periods ended September 30, 2020 and 2019, respectively.

Operating income and adjusted operating income
•Operating income increased $224 million, or 16.7%, and adjusted operating income increased $180 million, or 12.5%, in the three months ended September 30, 2020 compared to the prior year primarily driven by improved purchasing economics and growth in specialty pharmacy. The increase was partially offset by continued price compression and previously disclosed client losses. The increase in operating income also was driven by lower amortization expense in the three months ended September 30, 2020.
•As you review the Pharmacy Services segment’s performance in this area, you should consider the following important information about the business:
•The Company’s efforts to (i) retain existing clients, (ii) obtain new business and (iii) maintain or improve the rebates and/or discounts the Company receives from manufacturers, wholesalers and retail pharmacies continue to have an impact on operating income and adjusted operating income. In particular, competitive pressures in the PBM industry have caused the Company and other PBMs to continue to share with clients a larger portion of rebates and/or discounts received from pharmaceutical manufacturers. In addition, marketplace dynamics and regulatory changes have limited the Company’s ability to offer plan sponsors pricing that includes retail network “differential” or “spread,” and the Company expects these trends to continue. The “differential” or “spread” is any difference between the drug price charged to plan sponsors, including Medicare Part D plan sponsors, by a PBM and the price paid for the drug by the PBM to the dispensing provider.

Pharmacy claims processed
•Total pharmacy claims processed represents the number of prescription claims processed through our pharmacy benefits manager and dispensed by either our retail network pharmacies or our own mail and specialty pharmacies. Management uses this metric to understand variances between actual claims processed and expected amounts as well as trends in period-over-period results. This metric provides management and investors with information useful in understanding the impact of pharmacy claim volume on segment total revenues and operating results.
•The Company’s pharmacy network claims processed on a 30-day equivalent basis increased 4.1% to 447.7 million claims in the three months ended September 30, 2020 compared to 430.2 million claims in the prior year. The increase in pharmacy network claims processed was primarily driven by net new business, partially offset by reduced new therapy prescriptions in the three months ended September 30, 2020 as a result of COVID-19.
•The Company’s mail choice claims processed on a 30-day equivalent basis increased 1.5% to 80.5 million claims in the three months ended September 30, 2020 compared to 79.3 million claims in the prior year. The increase in mail choice claims was primarily driven by net new business and the continued adoption of Maintenance Choice offerings. The increase was partially offset by reduced new therapy prescriptions in the three months ended September 30, 2020 as a result of COVID-19.

Generic dispensing rate
•Generic dispensing rate is calculated by dividing the Pharmacy Services segment’s generic drug prescriptions processed or filled by its total prescriptions processed or filled. Management uses this metric to evaluate the effectiveness of the business at encouraging the use of generic drugs when they are available and clinically appropriate, which aids in decreasing costs for client members and retail customers. This metric provides management and investors with information useful in understanding trends in segment total revenues and operating results.
•The Pharmacy Services segment’s total generic dispensing rate decreased to 87.9% in the three months ended September 30, 2020 compared to 88.1% in the prior year. The decrease in the segment’s generic dispensing rate was primarily due to an increase in brand prescriptions, reflecting an increase in flu immunizations in the three months ended September 30, 2020 in comparison to the prior year. The Company believes the segment’s generic dispensing rate will likely increase in future periods, affected by, among other things, the number of new brand and generic drug introductions and the Company’s success at encouraging plan members to utilize generic drugs when they are available and clinically appropriate.

Commentary - Nine Months Ended September 30, 2020 vs. 2019

Revenues
•Total revenues increased $1.2 billion, or 1.1%, to $105.6 billion in the nine months ended September 30, 2020 compared to the prior year primarily due to growth in specialty pharmacy and brand inflation. The increase was partially offset by previously disclosed client losses and continued price compression.

Operating expenses
•Operating expenses decreased $62 million, or 5.6%, in the nine months ended September 30, 2020 compared to the prior year primarily driven by lower amortization expense in the nine months ended September 30, 2020, partially offset by incremental operating expenses associated with growth in the business.
•Operating expenses as a percentage of total revenues remained relatively consistent at 1.0% and 1.1% in the nine-month periods ended September 30, 2020 and 2019, respectively.

Operating income and adjusted operating income
•Operating income increased $562 million, or 16.6%, and adjusted operating income increased $445 million, or 12.1%, in the nine months ended September 30, 2020 compared to the prior year primarily driven by improved purchasing economics and growth in specialty pharmacy, partially offset by previously disclosed client losses and continued price compression. The increase in operating income also was driven by lower amortization expense in the nine months ended September 30, 2020.

Pharmacy claims processed
•The Company’s pharmacy network claims processed on a 30-day equivalent basis increased 6.7% to 1.33 billion claims in the nine months ended September 30, 2020 compared to 1.25 billion claims in the prior year. The increase in pharmacy network claims processed was primarily driven by net new business, partially offset by reduced new therapy prescriptions in the nine months ended September 30, 2020 as a result of COVID-19.
•The Company’s mail choice claims processed on a 30-day equivalent basis increased 4.7% to 241.1 million claims in the nine months ended September 30, 2020 compared to 230.3 million claims in the prior year. The increase in mail choice claims was primarily driven by net new business and the continued adoption of Maintenance Choice offerings. The increase was partially offset by reduced new therapy prescriptions in the nine months ended September 30, 2020 as a result of COVID-19.

Generic dispensing rate
•The Pharmacy Services segment’s total generic dispensing rate increased to 88.5% in the nine months ended September 30, 2020 compared to 88.3% in the prior year. The continued increase in the segment’s generic dispensing rate was primarily due to the impact of new generic drug introductions and the Company’s ongoing efforts to encourage plan members to use generic drugs when they are available and clinically appropriate.

Retail/LTC Segment

The following table summarizes the Retail/LTC segment’s performance for the respective periods:

					Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2020 vs 2019		Nine Months Ended September 30, 2020 vs 2019
In millions, except percentages	2020	2019	2020	2019	$	%	$	%
Revenues:
Products	$22,424	$21,273	$66,422	$63,403	$1,151	5.4%	$3,019	4.8%
Services	301	193	714	625	108	56.0%	89	14.2%
Total revenues	22,725	21,466	67,136	64,028	1,259	5.9%	3,108	4.9%
Cost of products sold	16,899	15,656	49,697	46,504	1,243	7.9%	3,193	6.9%
Operating expenses	4,543	4,715	13,443	13,640	(172)	(3.6)%	(197)	(1.4)%
Operating expenses as a % of total revenues	20.0%	22.0%	20.0%	21.3%
Operating income	$1,283	$1,095	$3,996	$3,884	$188	17.2%	$112	2.9%
Operating income as a % of total revenues	5.6%	5.1%	6.0%	6.1%
Adjusted operating income (1)	$1,412	$1,516	$4,371	$4,674	$(104)	(6.9)%	$(303)	(6.5)%
Adjusted operating income as a % of total revenues	6.2%	7.1%	6.5%	7.3%
Revenues (by major goods/service lines):
Pharmacy	$17,608	$16,687	$51,833	$49,197	$921	5.5%	$2,636	5.4%
Front Store	4,740	4,614	14,601	14,288	126	2.7%	313	2.2%
Other	377	165	702	543	212	128.5%	159	29.3%
Prescriptions filled (2)	368.4	352.3	1,088.9	1,048.2	16.1	4.6%	40.7	3.9%
Same store sales increase: (3)
Total	5.7%	3.6%	5.7%	3.9%
Pharmacy	6.7%	4.5%	6.8%	4.7%
Front Store	2.2%	0.6%	1.9%	1.3%
Prescription volume (2)	5.8%	7.8%	5.4%	7.3%
Generic dispensing rate (2)	87.7%	88.2%	88.7%	88.7%
_____________________________________________
(1)See “Segment Analysis” above in this report for a reconciliation of operating income (GAAP measure) to adjusted operating income for the Retail/LTC segment.
(2)Includes an adjustment to convert 90-day prescriptions to the equivalent of three 30-day prescriptions. This adjustment reflects the fact that these prescriptions include approximately three times the amount of product days supplied compared to a normal prescription.
(3)Same store sales and prescription volume represent the change in revenues and prescriptions filled in the Company’s retail pharmacy stores that have been operating for greater than one year, expressed as a percentage that indicates the increase or decrease relative to the comparable prior period. Same store metrics exclude revenues from MinuteClinic, revenues and prescriptions from LTC operations and, in 2019, revenues and prescriptions from stores in Brazil. Management uses these metrics to evaluate the performance of existing stores on a comparable basis and to inform future decisions regarding existing stores and new locations. Same-store metrics provide management and investors with information useful in understanding the portion of current revenues and prescriptions resulting from organic growth in existing locations versus the portion resulting from opening new stores.

Commentary - Three Months Ended September 30, 2020 vs. 2019

Revenues
•Total revenues increased $1.3 billion, or 5.9%, to $22.7 billion in the three months ended September 30, 2020 compared to the prior year primarily driven by increased prescription volume, higher front store revenues, increased diagnostic testing and brand inflation. These increases were partially offset by continued reimbursement pressure and the impact of recent generic introductions.
•Pharmacy same store sales increased 6.7% in the three months ended September 30, 2020 compared to the prior year. The increase was primarily driven by the 5.8% increase in pharmacy same store prescription volume on a 30-day equivalent basis, pharmacy drug mix and brand inflation. These increases were partially offset by continued reimbursement pressure and the impact of recent generic introductions.
•Front store same store sales increased 2.2% in the three months ended September 30, 2020 compared to the prior year. The increase was primarily due to strength in consumer health sales and an increase in basket size, partially offset by decreased customer traffic in the segment’s retail pharmacies as a result of the COVID-19 pandemic.
•Other revenues increased 128.5% in the three months ended September 30, 2020 compared to the prior year. The increase was primarily due to increased diagnostic testing and the fulfillment of consumer health product boxes to support the Health Care Benefits segment’s Medicare members, both in response to the COVID-19 pandemic in the three months ended September 30, 2020.

Operating expenses
•Operating expenses in the Retail/LTC segment include store payroll, store employee benefits, store occupancy costs, selling expenses, advertising expenses, depreciation and amortization expense and certain administrative expenses.
•Operating expenses decreased $172 million, or 3.6%, in the three months ended September 30, 2020 compared to the prior year. The decrease was primarily due to the absence of the $205 million pre-tax loss on the sale of Onofre and the $96 million store rationalization charge primarily related to operating lease right-of-use asset impairment charges in connection with planned closure of underperforming retail pharmacy stores, both recorded in the three months ended September 30, 2019. The decrease was partially offset by incremental operating expenses associated with the Company’s COVID-19 pandemic response efforts and the increased volume described above in the three months ended September 30, 2020.
•Operating expenses as a percentage of total revenues decreased to 20.0% in the three months ended September 30, 2020 compared to 22.0% in the prior year. The decrease in operating expenses as a percentage of total revenues was primarily driven by the increases in total revenues and decreases in operating expenses described above.

Operating income and adjusted operating income
•Operating income increased $188 million, or 17.2%, in the three months ended September 30, 2020 compared to the prior year. The increase in operating income was primarily driven by the absence of the $205 million pre-tax loss on the sale of Onofre and the $96 million store rationalization charge, both recorded in the three months ended September 30, 2019. This increase was partially offset by the decrease in adjusted operating income described below.
•Adjusted operating income decreased $104 million, or 6.9%, in the three months ended September 30, 2020 compared to the prior year. The decrease in adjusted operating income was primarily due to continued reimbursement pressure, incremental operating expenses associated with the Company’s COVID-19 pandemic response efforts in the three months ended September 30, 2020 and declines in long-term care. These decreases were partially offset by the increased pharmacy and front store volume described above, improved generic drug purchasing and increased diagnostic testing as a result of the COVID-19 pandemic in the three months ended September 30, 2020.
•As you review the Retail/LTC segment’s performance in this area, you should consider the following important information about the business:
•The segment’s operating income and adjusted operating income have been adversely affected by the efforts of managed care organizations, PBMs and governmental and other third-party payors to reduce their prescription drug costs, including the use of restrictive networks, as well as changes in the mix of business within the pharmacy portion of the Retail/LTC segment. If the reimbursement pressure accelerates, the segment may not be able grow revenues, and its operating income and adjusted operating income could be adversely affected.
•The increased use of generic drugs has positively impacted the segment’s operating income and adjusted operating income but has resulted in third-party payors augmenting their efforts to reduce reimbursement payments to retail pharmacies for prescriptions. This trend, which the Company expects to continue, reduces the benefit the segment realizes from brand to generic drug conversions.

Prescriptions filled
•Prescriptions filled represents the number of prescriptions dispensed through the Retail/LTC segment’s pharmacies. Management uses this metric to understand variances between actual prescriptions dispensed and expected amounts as well as trends in period-over-period results. This metric provides management and investors with information useful in understanding the impact of prescription volume on segment total revenues and operating results.
•Prescriptions filled increased 4.6% on a 30-day equivalent basis in the three months ended September 30, 2020 compared to the prior year primarily driven by the continued adoption of patient care programs. Prescriptions filled in the three months ended September 30, 2020 were adversely impacted by the COVID-19 pandemic, which resulted in reduced new therapy prescriptions, partially offset by greater use of 90-day prescriptions and increased immunizations.

Generic dispensing rate
•Generic dispensing rate is calculated by dividing the Retail/LTC segment’s generic drug prescriptions filled by its total prescriptions filled. Management uses this metric to evaluate the effectiveness of the business at encouraging the use of generic drugs when they are available and clinically appropriate, which aids in decreasing costs for client members and retail customers. This metric provides management and investors with information useful in understanding trends in segment total revenues and operating results.
•The Retail/LTC segment’s generic dispensing rate decreased to 87.7% in the three months ended September 30, 2020 compared to 88.2% in the prior year. The decrease in the segment’s generic dispensing rate was primarily driven by an increase in brand prescriptions, reflecting an increase in flu immunizations in the three months ended September 30, 2020 in comparison to the prior year. The Company believes the segment’s generic dispensing rate will likely increase in future periods, affected by, among other things, the number of new brand and generic drug introductions and the Company’s success at encouraging plan members to utilize generic drugs when they are available and clinically appropriate.

Commentary - Nine Months Ended September 30, 2020 vs. 2019

Revenues
•Total revenues increased $3.1 billion, or 4.9%, to $67.1 billion in the nine months ended September 30, 2020 compared to the prior year primarily driven by increased prescription volume, higher front store revenues and brand inflation. These increases were partially offset by continued reimbursement pressure and the impact of recent generic introductions.
•Pharmacy same store sales increased 6.8% in the nine months ended September 30, 2020 compared to the prior year. The increase was driven by the 5.4% increase in pharmacy same store prescription volume on a 30-day equivalent basis, pharmacy drug mix and brand inflation. These increases were partially offset by continued reimbursement pressure and the impact of recent generic introductions.
•Front store same store sales increased 1.9% in the nine months ended September 30, 2020 compared to the prior year. The increase was primarily due to strength in consumer health and general merchandise sales, which was primarily driven by COVID-19 related sales.
•Other revenues increased 29.3% in the nine months ended September 30, 2020 compared to the prior year. The increase was primarily due to increased diagnostic testing and the fulfillment of consumer health product boxes to support the Health Care Benefits segment’s Medicare members, both in response to the COVID-19 pandemic in the nine months ended September 30, 2020.

Operating expenses
•Operating expenses decreased $197 million, or 1.4%, in the nine months ended September 30, 2020 compared to the prior year. The decrease was primarily driven by the absence of the $231 million of store rationalization charges in connection with the planned closure of underperforming retail pharmacy stores and the $205 million pre-tax loss on the sale of Onofre, both recorded in the nine months ended September 30, 2019, and the impact of cost savings initiatives in the nine months ended September 30, 2020. The decrease was partially offset by incremental operating expenses associated with the Company’s COVID-19 pandemic response efforts and the increased volume described above in the nine months ended September 30, 2020.
•Operating expenses as a percentage of total revenues decreased to 20.0% in the nine months ended September 30, 2020 compared to 21.3% in the prior year. The decrease in operating expenses as a percentage of total revenues was primarily driven by the increases in total revenues and decreases in operating expenses described above.

Operating income and adjusted operating income
•Operating income increased $112 million, or 2.9%, in the nine months ended September 30, 2020 compared to the prior year. The increase in operating income was primarily driven by the absence of the $231 million of store rationalization charges and the $205 million pre-tax loss on the sale of Onofre, both recorded in the nine months ended September 30, 2019. This increase was partially offset by the decrease in adjusted operating income described below.
•Adjusted operating income decreased $303 million, or 6.5%, in the nine months ended September 30, 2020 compared to the prior year. The decrease in adjusted operating income was primarily due to continued reimbursement pressure, incremental operating expenses associated with the Company’s COVID-19 pandemic response efforts in the nine months ended September 30, 2020 and declines in long-term care. These decreases were partially offset by the increased prescription and front store volume described above, improved generic drug purchasing and increased diagnostic testing as a result of the COVID-19 pandemic in the nine months ended September 30, 2020.

Prescriptions filled
•Prescriptions filled increased 3.9% on a 30-day equivalent basis in the nine months ended September 30, 2020 compared to the prior year primarily driven by the continued adoption of patient care programs. Prescriptions filled in the nine months ended September 30, 2020 were adversely impacted by the COVID-19 pandemic, which resulted in reduced new therapy prescriptions, partially offset by greater use of 90-day prescriptions and increased immunizations, as well as decreased long-term care prescription volume.

Generic dispensing rate
•The Retail/LTC segment’s generic dispensing rate of 88.7% in the nine months ended September 30, 2020 remained consistent with the prior year.

Health Care Benefits Segment

The following table summarizes the Health Care Benefits segment’s performance for the respective periods:

					Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2020 vs 2019		Nine Months Ended September 30, 2020 vs 2019
In millions, except percentages and basis points (“bps”)	2020	2019	2020	2019	$	%	$	%
Revenues:
Premiums	$17,165	$15,507	$51,699	$47,543	$1,658	10.7%	$4,156	8.7%
Services	1,412	1,528	4,324	4,453	(116)	(7.6)%	(129)	(2.9)%
Net investment income	121	146	341	458	(25)	(17.1)%	(117)	(25.5)%
Total revenues	18,698	17,181	56,364	52,454	1,517	8.8%	3,910	7.5%
Benefit costs	14,416	12,914	40,816	39,815	1,502	11.6%	1,001	2.5%
MBR	84.0%	83.3%	78.9%	83.7%	70	bps	(480)	bps
Operating expenses	$3,333	$3,231	$10,438	$9,386	$102	3.2%	$1,052	11.2%
Operating expenses as a % of total revenues	17.8%	18.8%	18.5%	17.9%
Operating income	$949	$1,036	$5,110	$3,253	$(87)	(8.4)%	$1,857	57.1%
Operating income as a % of total revenues	5.1%	6.0%	9.1%	6.2%
Adjusted operating income (1)	$1,080	$1,423	$6,035	$4,423	$(343)	(24.1)%	$1,612	36.4%
Adjusted operating income as a % of total revenues	5.8%	8.3%	10.7%	8.4%
Premium revenues (by business):
Government	$12,181	$10,247	$36,626	$31,598	$1,934	18.9%	$5,028	15.9%
Commercial	$4,984	$5,260	$15,073	$15,945	(276)	(5.2)%	(872)	(5.5)%
_____________________________________________
(1)See “Segment Analysis” above in this report for a reconciliation of operating income (GAAP measure) to adjusted operating income for the Health Care Benefits segment.

Commentary - Three Months Ended September 30, 2020 vs. 2019

Revenues
•Total revenues increased $1.5 billion, or 8.8%, to $18.7 billion in the three months ended September 30, 2020 compared to the prior year primarily driven by membership growth in the Health Care Benefits segment’s Government products and the favorable impact of the reinstatement of the HIF for 2020. These increases were partially offset by the divestitures of Aetna’s standalone PDPs (which the Company retained the financial results of through 2019) and Workers’ Compensation business, membership declines in the segment’s Commercial products and planned COVID-19 related investments benefiting customers and members in the three months ended September 30, 2020.

Medical Benefit Ratio (“MBR”)
•Medical benefit ratio is calculated as benefit costs divided by premium revenues and represents the percentage of premium revenues spent on medical benefits for the Company’s Insured members. Management uses MBR to assess the underlying business performance and underwriting of its insurance products, understand variances between actual results and expected results and identify trends in period-over-period results. MBR provides management and investors with information useful in assessing the operating results of the Company’s Insured Health Care Benefits products.
•The Health Care Benefits segment’s MBR increased 70 basis points from 83.3% to 84.0% in the three months ended September 30, 2020 compared to the prior year primarily driven by the planned COVID-19 related investments described above, shifts in business mix and the divestiture of Aetna’s standalone PDPs, partially offset by the reinstatement of the HIF for 2020.

Operating expenses
•Operating expenses in the Health Care Benefits segment include selling, general and administrative expenses and depreciation and amortization expenses.
•Operating expenses increased $102 million, or 3.2%, in the three months ended September 30, 2020 compared to the prior year. The increase in operating expenses was primarily due to the reinstatement of the HIF for 2020 and incremental operating expenses to support the increased membership described above, including operating expenses to support additional Medicaid members onboarded during the first quarter of 2020. The increase was partially offset by the $271 million pre-tax gain on the sale of the Workers’ Compensation business in the three months ended September 30, 2020.
•Operating expenses as a percentage of total revenues decreased to 17.8% in the three months ended September 30, 2020 compared to 18.8% in the prior year. The decrease in operating expenses as a percentage of total revenues was primarily due to the $271 million pre-tax gain on the sale of the Workers’ Compensation business in the three months ended September 30, 2020.

Operating income and adjusted operating income
•Operating income decreased $87 million, or 8.4%, and adjusted operating income decreased $343 million, or 24.1% in the three months ended September 30, 2020, compared to the prior year. The decrease in both operating income and adjusted operating income was primarily driven by the planned COVID-19 related investments described above and the divestitures of Aetna’s standalone PDPs and Workers’ Compensation business. The decrease in operating income was partially offset by the $271 million pre-tax gain on the sale of the Workers’ Compensation business.

Commentary - Nine Months Ended September 30, 2020 vs. 2019

Revenues
•Total revenues increased $3.9 billion, or 7.5%, to $56.4 billion in the nine months ended September 30, 2020 compared to the prior year primarily driven by membership growth in the Health Care Benefits segment’s Government products and the favorable impact of the reinstatement of the HIF for 2020. These increases were partially offset by membership declines in the segment’s Commercial products, the divestitures of Aetna’s standalone PDPs and Workers’ Compensation business and planned COVID-19 related investments benefiting customers and members in the nine months ended September 30, 2020.

MBR
•The Health Care Benefits segment’s MBR decreased 480 basis points from 83.7% to 78.9% in the nine months ended September 30, 2020 compared to the prior year primarily due to the deferral of elective procedures and other discretionary utilization in response to the COVID-19 pandemic in the nine months ended September 30, 2020 and the reinstatement of the HIF for 2020.

Operating expenses
•Operating expenses increased $1.1 billion, or 11.2%, in the nine months ended September 30, 2020 compared to the prior year. The increase in operating expenses was primarily due to the reinstatement of the HIF for 2020 and incremental operating expenses to support the increased membership described above, including operating expenses to support additional Medicaid members onboarded during the first quarter of 2020. The increase was partially offset by the $271 million pre-tax gain on the sale of the Workers’ Compensation business.
•Operating expenses as a percentage of total revenues increased to 18.5% in the nine months ended September 30, 2020 compared to 17.9% in the prior year. The increase in operating expenses as a percentage of total revenues was primarily due to the reinstatement of the HIF for 2020.

Operating income and adjusted operating income
•Operating income increased $1.9 billion, or 57.1%, and adjusted operating income increased $1.6 billion, or 36.4% in the nine months ended September 30, 2020, compared to the prior year. The increase was primarily driven by reduced benefit costs due to the deferral of elective procedures and other discretionary utilization in response to the COVID-19 pandemic and membership growth in the segment’s Government products, partially offset by membership declines in the segment’s Commercial products. The increase in operating income was also driven by the $271 million pre-tax gain on the sale of the Workers’ Compensation business.

The following table summarizes the Health Care Benefits segment’s medical membership for the respective periods:

	September 30, 2020			June 30, 2020			December 31, 2019			September 30, 2019
In thousands	Insured	ASC	Total	Insured	ASC	Total	Insured	ASC	Total	Insured	ASC	Total
Medical membership:
Commercial	3,268	13,671	16,939	3,298	14,179	17,477	3,591	14,159	17,750	3,560	14,159	17,719
Medicare Advantage	2,689	—	2,689	2,651	—	2,651	2,321	—	2,321	2,304	—	2,304
Medicare Supplement	1,009	—	1,009	954	—	954	881	—	881	842	—	842
Medicaid	2,028	605	2,633	1,918	586	2,504	1,398	558	1,956	1,382	562	1,944
Total medical membership	8,994	14,276	23,270	8,821	14,765	23,586	8,191	14,717	22,908	8,088	14,721	22,809

Supplemental membership information:
Medicare Prescription Drug Plan (standalone) (1)			5,540			5,575			5,994			5,998
_____________________________________________
(1)Represents the Company’s SilverScript PDP membership only. Excludes 2.5 million members as of both December 31, 2019 and September 30, 2019 related to Aetna’s standalone PDPs that were sold effective December 31, 2018. The Company retained the financial results of the divested plans through 2019 through a reinsurance agreement. Subsequent to 2019, the Company no longer retains the financial results of the divested plans.

Medical Membership
•Medical membership represents the number of members covered by the Company’s Insured and ASC medical products and related services at a specified point in time. Management uses this metric to understand variances between actual medical membership and expected amounts as well as trends in period-over-period results. This metric provides management and investors with information useful in understanding the impact of medical membership on segment total revenues and operating results.
•Medical membership as of September 30, 2020 of 23.3 million decreased 316 thousand members compared with June 30, 2020, primarily reflecting a decline in Commercial products, partially offset by increases in Medicare and Medicaid products. Medical membership as of September 30, 2020 of 23.3 million increased 461 thousand members compared with September 30, 2019, reflecting increases in Medicare and Medicaid products, partially offset by declines in Commercial products.

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

The ACA ties a portion of each Medicare Advantage plan’s reimbursement to the plan’s “star ratings.” Plans must have a star rating of four or higher (out of five) to qualify for bonus payments. CMS released the Company’s 2021 star ratings in October 2020. The Company’s 2021 star ratings will be used to determine which of the Company’s Medicare Advantage plans have ratings of four stars or higher and qualify for bonus payments in 2022. Based on the Company’s membership at September 1, 2020, 83% of the Company’s Medicare Advantage members were in plans with 2021 star ratings of at least 4.0 stars, consistent with 83% of the Company’s Medicare Advantage members being in plans with 2020 star ratings of at least 4.0 stars based on the Company’s membership at September 1, 2019.

Corporate/Other Segment

The following table summarizes the Corporate/Other segment’s performance for the respective periods:

					Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2020 vs 2019		Nine Months Ended September 30, 2020 vs 2019
In millions, except percentages	2020	2019	2020	2019	$	%	$	%
Revenues:
Premiums	$17	$32	$50	$69	$(15)	(46.9)%	$(19)	(27.5)%
Services	16	3	33	7	13	433.3%	26	371.4%
Net investment income	83	117	209	347	(34)	(29.1)%	(138)	(39.8)%
Total revenues	116	152	292	423	(36)	(23.7)%	(131)	(31.0)%
Benefit costs	54	77	173	213	(23)	(29.9)%	(40)	(18.8)%
Operating expenses	423	439	1,248	1,263	(16)	(3.6)%	(15)	(1.2)%
Operating loss	(361)	(364)	(1,129)	(1,053)	3	0.8%	(76)	(7.2)%
Adjusted operating loss (1)	(303)	(252)	(931)	(685)	(51)	(20.2)%	(246)	(35.9)%
_____________________________________________
(1)See “Segment Analysis” above in this report for a reconciliation of operating loss (GAAP measure) to adjusted operating loss for the Corporate/Other segment.

Commentary - Three Months Ended September 30, 2020 vs. 2019

Revenues
•Revenues primarily relate to products for which the Company no longer solicits or accepts new customers, such as large case pensions and long-term care insurance products.
•Total revenues decreased $36 million in the three months ended September 30, 2020 compared to the prior year. The decrease was primarily driven by lower net investment income including a $27 million decrease in net realized capital gains in the three months ended September 30, 2020 compared to the prior year.

Operating expenses
•Operating expenses within the Corporate/Other segment consist of management and administrative expenses to support the Company’s overall operations, which include certain aspects of executive management and the corporate relations, legal, compliance, human resources, information technology and finance departments, expenses associated with the Company’s investments in its transformation and enterprise modernization programs and acquisition-related integration costs. Segment operating expenses also include operating costs to support the Company’s large case pensions and long-term care insurance products.
•Operating expenses decreased $16 million in the three months ended September 30, 2020 compared to the prior year. The decrease was primarily driven by a $54 million decrease in acquisition-related integration costs and lower investments in modernization in the three months ended September 30, 2020 compared to the prior year. These decreases were partially offset by an increase in the Company’s investments in transformation in the three months ended September 30, 2020 compared to the prior year.

Commentary - Nine Months Ended September 30, 2020 vs. 2019

Revenues
•Total revenues decreased $131 million in the nine months ended September 30, 2020 compared to the prior year. The decrease was primarily driven by lower net investment income due to COVID-19 related capital markets volatility and a $95 million decrease in net realized capital gains in the nine months ended September 30, 2020 compared to the prior year.

Operating expenses
•Operating expenses decreased $15 million in the nine months ended September 30, 2020 compared to the prior year. The decrease was primarily driven by a $169 million decrease in acquisition-related integration costs compared to the prior year. The decrease was partially offset by incremental operating expenses associated with the Company’s investments in transformation and COVID-19 pandemic response efforts in the nine months ended September 30, 2020.

Liquidity and Capital Resources

Cash Flows

The Company maintains a level of liquidity sufficient to allow it to meet its cash needs in the short-term. Over the long term, the Company manages its cash and capital structure to maximize shareholder return, maintain its financial condition and maintain flexibility for future strategic initiatives. The Company continuously assesses its regulatory capital requirements, working capital needs, debt and leverage levels, debt maturity schedule, capital expenditure requirements, dividend payouts, potential share repurchases and future investments or acquisitions. The Company believes its operating cash flows, commercial paper program, credit facilities, sale-leaseback program, as well as any potential future borrowings, will be sufficient to fund these future payments and long-term initiatives. As of September 30, 2020, the Company had approximately $9.3 billion in cash and cash equivalents, approximately $3.6 billion of which was held by the parent company or nonrestricted subsidiaries.

The COVID-19 pandemic has severely impacted global economic activity and during the first half of the year caused significant volatility and negative pressure in the capital markets. As a result of the uncertainty generated by COVID-19, on March 31, 2020, the Company issued $4.0 billion aggregate principal amount of unsecured senior notes to enhance its liquidity and strengthen its capital. The net proceeds from this offering will be used for general corporate purposes, which may include working capital, capital expenditures and repayment of indebtedness. As markets stabilized, in August 2020, the Company purchased $6.0 billion of its outstanding senior notes through cash tender offers, while issuing $4.0 billion aggregate principal amount of unsecured senior notes. The Company will continue to monitor the severity and duration of the pandemic and its impact on the U.S. and global economies, consumer behavior and health care utilization patterns and our businesses, results of operations, financial condition, and cash flows.

The net change in cash, cash equivalents and restricted cash during the nine months ended September 30, 2020 and 2019 was as follows:

	Nine Months Ended September 30,		Change
In millions, except percentages	2020	2019	$	%
Net cash provided by operating activities	$12,298	$10,214	$2,084	20.4%
Net cash used in investing activities	(4,300)	(2,630)	(1,670)	63.5%
Net cash used in financing activities	(4,420)	(6,410)	1,990	(31.0)%
Net increase in cash, cash equivalents and restricted cash	$3,578	$1,174	$2,404	204.8%

Commentary

•Net cash provided by operating activities increased by $2.1 billion in the nine months ended September 30, 2020 compared to the prior year due primarily to higher operating income in the Health Care Benefits and Pharmacy Services segments and the deferral of approximately $445 million of certain payroll tax payments to future years, as permitted in response to the COVID-19 pandemic.
•Net cash used in investing activities increased by $1.7 billion in the nine months ended September 30, 2020 compared to the prior year primarily due to increased net purchases of investments and an increase in cash used for acquisitions, partially offset by $834 million in proceeds from the sale of the Workers’ Compensation business.
•Net cash used in financing activities was $4.4 billion in the nine months ended September 30, 2020 compared to net cash used in financing activities of $6.4 billion in the prior year. The decrease in cash used in financing activities primarily related to a decrease in net debt repaid during the nine months ended September 30, 2020 compared to the prior year.

Short-term Borrowings

Commercial Paper and Back-up Credit Facilities
The Company did not have any commercial paper outstanding as of September 30, 2020. In connection with its commercial paper program, the Company maintains a $1.0 billion 364-day unsecured back-up revolving credit facility, which expires on May 12, 2021, a $1.0 billion, five-year unsecured back-up revolving credit facility, which expires on May 18, 2022, a $2.0 billion, five-year unsecured back-up revolving credit facility, which expires on May 17, 2023, and a $2.0 billion, five-year unsecured back-up revolving credit facility, which expires on May 16, 2024. The credit facilities allow for borrowings at various rates that are dependent, in part, on the Company’s public debt ratings and require the Company to pay a weighted average quarterly facility fee of approximately 0.03%, regardless of usage. As of September 30, 2020, there were no borrowings outstanding under any of the Company’s back-up credit facilities.

Federal Home Loan Bank of Boston
A subsidiary of the Company is a member of the Federal Home Loan Bank of Boston (the “FHLBB”). As a member, the subsidiary has the ability to obtain cash advances, subject to certain minimum collateral requirements. The maximum borrowing capacity available from the FHLBB as of September 30, 2020, was approximately $935 million. As of September 30, 2020, there were no outstanding advances from the FHLBB.

Long-term Borrowings

2020 Notes
On August 21, 2020, the Company issued $1.5 billion aggregate principal amount of 1.3% unsecured senior notes due August 21, 2027, $1.25 billion aggregate principal amount of 1.75% unsecured senior notes due August 21, 2030 and $1.25 billion aggregate principal amount of 2.7% unsecured senior notes due August 21, 2040 (collectively, the “August 2020 Notes”) for total proceeds of approximately $3.97 billion, net of discounts and underwriting fees.

On March 31, 2020, the Company issued $750 million aggregate principal amount of 3.625% unsecured senior notes due April 1, 2027, $1.5 billion aggregate principal amount of 3.75% unsecured senior notes due April 1, 2030, $1.0 billion aggregate principal amount of 4.125% unsecured senior notes due April 1, 2040 and $750 million aggregate principal amount of 4.25% unsecured senior notes due April 1, 2050 (collectively, the “March 2020 Notes”) for total proceeds of approximately $3.95 billion, net of discounts and underwriting fees.

The net proceeds of these offerings will be used for general corporate purposes, which may include working capital, capital expenditures, as well as the repurchase and/or repayment of indebtedness. Net proceeds from these offerings that had not been used for these purposes were held in cash or temporarily invested in cash equivalents and short-term investment-grade securities from the date of issuance through September 30, 2020.

During March 2020, the Company entered into several interest rate swap transactions to manage interest rate risk. These agreements were designated as cash flow hedges and were used to hedge the exposure to variability in future cash flows resulting from changes in interest rates related to the anticipated issuance of the March 2020 Notes. In connection with the issuance of the March 2020 Notes, the Company terminated all outstanding cash flow hedges. The Company paid a net amount of $7 million to the hedge counterparties upon termination, which was recorded as a loss, net of tax, of $5 million in accumulated other comprehensive income and will be reclassified as interest expense over the life of the March 2020 Notes. See Note 8 ‘‘Other Comprehensive Income’’ to the unaudited condensed consolidated financial statements for additional information.

Early Extinguishments of Debt
In August 2020, the Company purchased $6.0 billion of its outstanding senior notes through cash tender offers. The senior notes purchased included the following: $723 million of its 4.0% senior notes due 2023, $2.3 billion of its 3.7% senior notes due 2023 and $3.0 billion of its 4.1% senior notes due 2025. In connection with the purchase of such senior notes, the Company paid a premium of $706 million in excess of the aggregate principal amount of the senior notes that were purchased, wrote-off $47 million of unamortized deferred financing costs and incurred $13 million in fees, for a total loss on early extinguishment of debt of $766 million.

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

Debt Covenants

The Company’s back-up revolving credit facilities, unsecured senior notes and unsecured floating rate notes contain customary restrictive financial and operating covenants. These covenants do not include an acceleration of the Company’s debt maturities in the event of a downgrade in the Company’s credit ratings. The Company does not believe the restrictions contained in these covenants materially affect its financial or operating flexibility. As of September 30, 2020, the Company was in compliance with all of its debt covenants.

Debt Ratings

As of September 30, 2020, the Company’s long-term debt was rated “Baa2” by Moody’s Investor Service, Inc. (“Moody’s”) and “BBB” by Standard & Poor’s Financial Services LLC (“S&P”), and its commercial paper program was rated “P-2” by Moody’s and “A-2” by S&P. In assessing the Company’s credit strength, the Company believes that both Moody’s and S&P considered, among other things, the Company’s capital structure and financial policies as well as its consolidated balance sheet, its historical acquisition activity and other financial information. Although the Company currently believes its long-term debt ratings will remain investment grade, it cannot guarantee the future actions of Moody’s and/or S&P. The Company’s debt ratings have a direct impact on its future borrowing costs, access to capital markets and new store operating lease costs.

Share Repurchase Program

During the nine months ended September 30, 2020 and 2019, the Company did not repurchase any shares of common stock. See Note 7 ‘‘Shareholders’ Equity’’ to the unaudited condensed consolidated financial statements for additional information on the Company’s share repurchase program.

Off-Balance Sheet Arrangements

See Note 10 ‘‘Commitments and Contingencies’’ to the unaudited condensed consolidated financial statements for information on the Company’s lease guarantees.

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

Recoverability of Goodwill

During the three months ended September 30, 2020, the Company performed its required annual impairment test of goodwill. The results of this impairment test indicated that there was no impairment of goodwill as of the testing date. The goodwill impairment test resulted in the fair values of all of the Company’s reporting units exceeding their carrying values by significant margins, with the exception of the Commercial Business and LTC reporting units, which exceeded their carrying values by approximately 6% and 12%, respectively.

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

In connection with the Aetna Acquisition in November 2018, the Company added the Health Care Benefits segment which includes the Commercial Business reporting unit. The transaction was accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and liabilities assumed to be recognized at their fair values at the date of acquisition. As a result, at the time of the acquisition the fair value of the Commercial Business reporting unit was equal to its carrying value. The Company has experienced declines in its Commercial Insured medical membership subsequent to the closing date of the Aetna Acquisition and may continue to do so for a number of reasons, including as a result of the competitive Commercial business environment. In addition, COVID-19 has had and may continue to have an adverse impact on medical membership on the Commercial business due to reductions in workforce at existing customers (including due to business failures) as well as reduced willingness to change benefit providers by prospective customers. The Company’s fair value estimate is sensitive to significant assumptions including changes in medical membership, revenue growth rate, operating income and the discount rate. Although the Company believes the financial projections used to determine the fair value of the Commercial Business reporting unit in the third quarter of 2020 were reasonable and achievable, the challenges described above may affect the Company’s ability to increase medical membership or operating income in the Commercial Business reporting unit at the rate estimated when such goodwill impairment test was performed and may continue to do so.

The LTC reporting unit continues to experience industry-wide challenges that have impacted management’s ability to grow the business at the rate that was originally estimated when the Company acquired Omnicare Inc. Those challenges included lower client retention rates, lower occupancy rates in skilled nursing facilities, the deteriorating financial health of numerous skilled nursing facility customers which resulted in a number of customer bankruptcies in 2018, and continued facility reimbursement pressures. COVID-19 has also had an adverse impact on the financial health of the Company’s long-term care facility customers due to declines in occupancy rates and increased operating expenses. A number of these customers have relied on supplemental liquidity sources such as grants and advance Medicare payments under programs expanded or created under the CARES Act to maintain adequate liquidity during the COVID-19 pandemic and may require additional sources of liquidity throughout the duration of the COVID-19 pandemic.

Although the Company believes the financial projections used to determine the fair value of the LTC reporting unit in the third quarter of 2020 were reasonable and achievable, the LTC reporting unit has faced challenges that affect the Company’s ability to grow the LTC reporting unit’s business at the rate estimated when such goodwill impairment test was performed and may continue to do so. These challenges and some of the key assumptions included in the Company’s financial projections to determine the estimated fair value of the LTC reporting unit include client retention rates; occupancy rates in skilled nursing facilities; the financial health of skilled nursing facility customers; facility reimbursement pressures; the Company’s ability to execute its senior living initiative; the Company’s ability to extract cost savings from labor productivity and other initiatives; the geographies impacted and the severity and duration of COVID-19; COVID-19’s impact on health care utilization patterns; and the timing, scope and impact of stimulus legislation as well as other federal, state and local governmental responses to COVID-19. The fair value of the LTC reporting unit also is dependent on market multiples of peer group companies and the risk-free interest rate environment, which impacts the discount rate used in the discounted cash flow valuation method. If the LTC reporting unit does not achieve its forecasts, it is reasonably possible in the near term that the goodwill of the LTC reporting unit could be deemed to be impaired by a material amount. As of September 30, 2020, the goodwill balance in the LTC reporting unit was $431 million.

The COVID-19 pandemic severely impacted global economic activity in the nine months ended September 30, 2020, including the businesses of some of the Company’s customers, and during the first half of the year caused significant volatility and negative pressure in the capital markets. In addition to adversely affecting the Company’s businesses, which may have a material adverse impact on the Company’s profitability and cash flows, these developments may adversely affect the timing and collectability of payments to the Company from customers, clients, government payers and members as a result of the impact of COVID-19 on them. For further information regarding the potential adverse impact of COVID-19 on the Company, please see

“Risk Factors” in Part II, Item 1A of this report. The COVID-19 pandemic continues to evolve. We believe COVID-19’s impact on our businesses, operating results, cash flows and/or financial condition primarily will be driven by the geographies impacted and the severity and duration of the pandemic; the pandemic’s impact on the U.S. and global economies and consumer behavior and health care utilization patterns; and the timing, scope and impact of stimulus legislation as well as other federal, state and local governmental responses to the pandemic. Those primary drivers are beyond our knowledge and control. As a result, the impact COVID-19 will have on our businesses, operating results, cash flows and/or financial condition is uncertain, but the impact could be adverse and material. COVID-19 also may result in legal and regulatory proceedings, investigations and claims against us. If the Company’s businesses, results of operations, financial condition and/or cash flows are materially adversely affected, the goodwill of the LTC and Commercial Business reporting units could be deemed to be impaired by a material amount.

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

Form 10-Q Table of Contents
Item 3.Quantitative and Qualitative Disclosures About Market Risk

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

Investments

The Company’s investment portfolio supported the following products at September 30, 2020 and December 31, 2019:

In millions	September 30, 2020	December 31, 2019
Experience-rated products	$1,046	$1,100
Remaining products	22,001	18,587
Total investments	$23,047	$19,687

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

The debt securities in the Company’s investment portfolio had an average credit quality rating of A at both September 30, 2020 and December 31, 2019 with approximately $6.0 billion and $4.4 billion rated AAA at September 30, 2020 and December 31, 2019, respectively. The debt securities that were rated below investment grade (that is, having a credit quality rating below BBB-/Baa3) were $1.7 billion and $1.2 billion at September 30, 2020 and December 31, 2019, respectively (of which 2% and 4% at September 30, 2020 and December 31, 2019, respectively, supported experience-rated products).

At September 30, 2020 and December 31, 2019, the Company held $322 million and $333 million, respectively, of municipal debt securities that were guaranteed by third parties, representing 2% of total investments at both September 30, 2020 and December 31, 2019. These securities had an average credit quality rating of AA at both September 30, 2020 and December 31, 2019 with the guarantee. These securities had an average credit quality rating of A and A+ at September 30, 2020 and December 31, 2019, respectively, without the guarantee. The Company does not have any significant concentration of investments with third party guarantors (either direct or indirect).

The Company generally classifies debt securities as available for sale, and carries them at fair value on the unaudited condensed consolidated balance sheets. At both September 30, 2020 and December 31, 2019, less than 1% of debt securities were valued using inputs that reflect the Company’s assumptions (categorized as Level 3 inputs in accordance with accounting principles generally accepted in the United States of America). See Note 4 ‘‘Fair Value’’ included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 for additional information on the methodologies and key assumptions used to determine the fair value of investments. For additional information related to investments, see Note 3 ‘‘Investments’’ to the unaudited condensed consolidated financial statements.

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

Assuming an immediate increase of 100 basis points in interest rates, the theoretical decline in the fair values of market sensitive instruments at September 30, 2020 is as follows:

•The fair value of long-term debt would decline by approximately $5.2 billion ($6.5 billion pretax). Changes in the fair value of long-term debt do not impact the Company’s operating results or financial condition.
•The theoretical reduction in the fair value of interest rate sensitive investments partially offset by the theoretical reduction in the fair value of interest rate sensitive liabilities would result in a net decline in fair value of approximately $480 million ($605 million pretax) related to continuing non-experience-rated products. Reductions in the fair value of investment securities would be reflected as an unrealized loss in equity, as the Company classifies these debt securities as available for sale. The Company does not record liabilities at fair value.

If the value of the Company’s publicly traded domestic equity securities were to decline by 15%, this would result in a net decline in fair value of $4 million ($5 million pretax).

Based on overall exposure to interest rate risk and equity price risk, the Company believes that these changes in market rates and prices would not materially affect consolidated near-term financial condition, operating results or cash flows as of September 30, 2020.

Evaluation of Foreign Currency and Commodity Risk

At September 30, 2020 and December 31, 2019, the Company did not have any material foreign currency exchange rate or commodity derivative instruments in place and believes its exposure to foreign currency exchange rate risk is not material.

At September 30, 2020 and December 31, 2019, 5.3% and 6.1%, respectively, of the Company’s investment portfolio was comprised of investments that have exposure to the oil and gas industry, with more than half that amount comprised of investment grade rated debt securities. These exposures are experiencing varied degrees of financial strains in the current depressed oil and gas price environment, and the likelihood of the Company’s portfolio incurring additional realized capital losses on these exposures may increase if such depressed prices persist and/or decline further.

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

The Company and its vendors have experienced and continue to experience a variety of cyber attacks, and the Company and its vendors expect to continue to experience cyber attacks going forward. Among other things, the Company and its vendors have experienced automated attempts to gain access to public facing networks, brute force, SYN flood and distributed denial of service attacks, attempted malware infections, vulnerability scanning, ransomware attacks, spear-phishing campaigns, mass reconnaissance attempts, injection attempts, phishing, PHP injection and cross-site scripting. The Company also has seen an increase in attacks designed to obtain access to consumers’ accounts using illegally obtained demographic information. The Company is dedicating and will continue to dedicate significant resources and incur significant expenses to maintain and update on an ongoing basis the systems and processes that are designed to mitigate the information security risks it faces and protect the security of its computer systems, software, networks and other technology assets against attempts by unauthorized parties to obtain access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage. The impact of cyber attacks has not been material to the Company’s operations or operating results through September 30, 2020. The Board of Directors of CVS Health Corporation and its Audit Committee and Nominating and Corporate Governance Committee are regularly informed regarding the Company’s information security policies, practices and status.

Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a‑15(f) and 15d‑15(f)) as of September 30, 2020, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to provide reasonable assurance that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that occurred in the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.Other Information

Item 1.Legal Proceedings

The information contained in Note 10 ‘‘Commitments and Contingencies’’ contained in “Notes to Condensed Consolidated Financial Statements (Unaudited)” in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference herein.

Item 1A.Risk Factors

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

The various initiatives we have implemented to slow and/or reduce the impact of COVID-19, such as colleagues working remotely and installing protective equipment in our retail pharmacies, and the COVID-19-related support programs we have put in place for our customers, medical members and colleagues have increased our operating expenses and reduced the efficiency of our operations. Our operating results will continue to be adversely affected so long as these initiatives continue or if they are expanded. In addition, the adverse economic conditions in the U.S. and abroad caused by COVID-19 have had, and may continue to have, an adverse impact on our net investment income and the value of our investment portfolio.

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

The COVID-19 pandemic, the availability and cost of credit and other capital, higher unemployment rates and other factors have contributed to adverse conditions in the global economy and significantly diminished expectations for the global economy, and particularly the U.S. economy, at least through the end of 2020 and possibly longer. Our customers, medical providers and the other companies with which we do business are generally headquartered in the U.S.; however many of our largest customers are global companies with operations around the world. As a result, adverse economic conditions in the U.S. and abroad, including those caused by COVID-19, can materially and adversely impact our businesses, operating results, cash flows and financial condition, including:

•In our Pharmacy Services segment, by causing drug utilization to decline, reducing demand for PBM services and adversely affecting the financial health of our PBM clients.
•In our Retail/LTC segment, by causing drug utilization to decline, changing consumer purchasing power, preferences and/or spending patterns leading to reduced consumer demand for products sold in our stores and adversely affecting the financial health of our LTC pharmacy customers.
•By leading to reductions in workforce by our existing customers (including due to business failures), which would reduce our revenues, the number of covered lives in our PBM clients and/or the number of members our Health Care Benefits segment serves.
•By leading our clients and customers and potential clients and customers, particularly those with the most employees or members, and state and local governments, to force us to compete more vigorously on factors such as price and service to retain or obtain their business.
•By leading customers and potential customers of our Retail/LTC and Health Care Benefits segments to purchase fewer products and/or products that generate less profit for us than the ones they currently purchase or otherwise would have purchased.
•By leading customers and potential customers of our Health Care Benefits segment, particularly smaller employers and individuals, to forego obtaining or renewing their health and other coverage with us.
•In our Health Care Benefits segment, by causing unanticipated increases and volatility in utilization of medical and other covered services, including COVID-19 related testing, vaccination (when available) and behavioral health services, by our medical members, changes in medical claim submission patterns and/or increases in medical unit costs and/or provider behavior, each of which would increase our costs and limit our ability to accurately detect, forecast, manage, reserve and price for our (and our self-insured customers’) medical cost trends and incurred and future health care and other benefits costs.
•By increasing medical unit costs and causing changes in provider behavior in our Health Care Benefits segment as hospitals and other providers attempt to maintain revenue levels in their efforts to adjust to their own COVID-19-related and other economic challenges.
•By weakening the ability or perceived ability of the issuers and/or guarantors of the debt or other securities we hold in our investment portfolio to perform on their obligations to us, which could result in defaults in those securities and has reduced, and may further reduce, the value of those securities and has created, and may continue to create, net realized capital losses for us that reduce our operating results.
•By weakening the ability of our customers, including self-insured customers in our Health Care Benefits segment, medical providers and the other companies with which we do business as well as our medical members to perform their obligations to us or causing them not to perform those obligations, either of which could reduce our operating results.
•By weakening the ability of our former subsidiaries and/or their purchasers to satisfy their lease obligations that we have guaranteed and causing the Company to be required to satisfy those obligations.

Form 10-Q Table of Contents
•By weakening the financial condition of other insurers, including long-term care insurers and life insurers, which increases the risk that we will receive significant assessments for obligations of insolvent insurers to policyholders and claimants.
•By causing, over time, inflation that could cause interest rates to increase and thereby increase our interest expense and reduce our operating results, as well as decrease the value of the debt securities we hold in our investment portfolio, which would reduce our operating results and/or adversely affect our financial condition.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table presents the total number of shares purchased in the three months ended September 30, 2020, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to the share repurchase program authorized by CVS Health Corporation’s Board of Directors on November 2, 2016. See Note 7 ‘‘Shareholders’ Equity’’ contained in “Notes to Condensed Consolidated Financial Statements (Unaudited)” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2020 through July 31, 2020	—	$—	—	$13,869,392,446
August 1, 2020 through August 31, 2020	—	$—	—	$13,869,392,446
September 1, 2020 through September 30, 2020	—	$—	—	$13,869,392,446
	—		—

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

INDEX TO EXHIBITS

4	Instruments defining the rights of security holders, including indentures

4.1	Form of the Registrant’s 2027 Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 21, 2020).

4.2	Form of the Registrant’s 2030 Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 21, 2020).

4.3	Form of the Registrant’s 2040 Note (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on August 21, 2020).

10	Material Contracts

10.1	Form of Performance Stock Unit Agreement - Annual Grant between the Registrant and selected employees of the Registrant.

15	Letter re: unaudited interim financial information

15.1	Letter from Ernst & Young LLP acknowledging awareness of the use of a report dated November 6, 2020 related to their reviews of interim financial information.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification by the Chief Executive Officer.

31.2	Certification by the Chief Financial Officer.

32	Section 1350 Certifications

32.1	Certification by the Chief Executive Officer.

32.2	Certification by the Chief Financial Officer.

101

101	The following materials from the CVS Health Corporation Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2020 formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders’ Equity and (vi) the related Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104

104	Cover Page Interactive Data File - The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included as Exhibit 101).

Form 10-Q Table of Contents
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVS HEALTH CORPORATION

Date:	November 6, 2020	By:	/s/ Eva C. Boratto
Eva C. Boratto
Executive Vice President and Chief Financial Officer